Form 10-Q
period 2002-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2002-05-15
CIK 1135185

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                                   ----------

                         Commission File Number 0-25732

                       ATLAS AIR WORLDWIDE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)

                                   13-4146982
                       (IRS Employer Identification No.)

                             2000 WESTCHESTER AVE.,
                               PURCHASE, NY 10577
              (Address of principal executive offices) (Zip Code)

                                 (914) 701-8000
                        (Registrant's telephone number,
                              including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     As of April 30, 2002, Atlas Air Worldwide Holdings, Inc. had 38,251,091 shares of $.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Statements of Operations -- Three
         Months Ended March 31, 2002 and 2001........................     2
         Condensed Consolidated Balance Sheets -- March 31, 2002 and
         December 31, 2001...........................................     3
         Condensed Consolidated Statements of Cash Flows -- Three
         Months Ended March 31, 2002 and 2001........................     4
         Notes to Condensed Consolidated Financial Statements........     5
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................     9
         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................    15

                         PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    16
Item 6.  Exhibits and Reports on Form 8-K............................    16
SIGNATURES...........................................................    17

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
Revenues:
  Contract services.........................................  $108,567    $160,648
  Charter services..........................................    80,864       3,050
  Scheduled services........................................    49,889          --
  Other revenue.............................................     6,851      16,614
                                                              --------    --------
        Total operating revenues............................   246,171     180,312
Expenses:
  Salaries, wages and benefits..............................    40,402      30,159
  Aircraft rentals..........................................    46,919      31,386
  Depreciation and amortization.............................    21,695      20,186
  Ground handling and airport fees..........................    25,592       3,954
  Maintenance, materials and repairs........................    38,192      29,408
  Aircraft fuel.............................................    30,918       2,836
  Pilot profit sharing settlement...........................        --      22,815
  Other operating expenses..................................    34,779      24,203
                                                              --------    --------
        Total operating expenses............................   238,497     164,947
                                                              --------    --------
Operating income............................................     7,674      15,365
Other income (expense):
  Interest income...........................................     3,311       7,634
  Interest expense..........................................   (25,784)    (25,377)
  Capitalized interest......................................     2,457       2,863
  Change in fair value of interest rate swap................     1,368      (2,061)
                                                              --------    --------
                                                               (18,648)    (16,941)
                                                              --------    --------
Loss before income taxes and cumulative effect of a change
  in accounting principle...................................   (10,974)     (1,576)
Income tax benefit..........................................    (4,324)     (1,583)
                                                              --------    --------
(Loss)/income before cumulative effect of a change in
  accounting principle......................................    (6,650)          7
Cumulative effect of a change in accounting principle, net
  of applicable tax benefit of $933.........................        --      (1,589)
                                                              --------    --------
Net loss....................................................  $ (6,650)   $ (1,582)
                                                              ========    ========
  Other comprehensive (loss)/income (unrealized (loss)/gain
    on securities, net of tax)..............................      (444)          4
                                                              --------    --------
Total comprehensive loss....................................  $ (7,094)   $ (1,578)
                                                              --------    --------
Loss per share (basic and diluted):
(Loss)/income before cumulative effect of a change in
  accounting principle......................................  $  (0.17)   $   0.00
  Cumulative effect of a change in accounting principle.....        --       (0.04)
                                                              --------    --------
  Net loss per share........................................  $  (0.17)   $  (0.04)
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS,
                               EXCEPT SHARE DATA)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
                                                              (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  144,321    $  238,693
  Short-term investments....................................     121,871       112,634
  Accounts receivable, (net of allowance of $33,455 and
    $22,521, respectively)..................................     169,019       168,502
  Income taxes receivable...................................      19,009        20,544
  Prepaid expenses and other................................      30,616        30,998
                                                              ----------    ----------
         Total current assets...............................     484,836       571,371
Property and equipment:
  Flight equipment..........................................   1,641,279     1,627,117
  Other.....................................................      51,508        51,156
                                                              ----------    ----------
                                                               1,692,787     1,678,273
  Less accumulated depreciation.............................    (339,201)     (317,647)
                                                              ----------    ----------
         Net property and equipment.........................   1,353,586     1,360,626
Other assets:
  Debt issuance costs, net of accumulated amortization of
    $21,513 and $20,373, respectively.......................      19,476        20,616
  Deposits and other........................................     136,490       132,139
                                                              ----------    ----------
         Total assets.......................................  $1,994,388    $2,084,752
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................  $   98,287    $   65,934
  Accounts payable and accrued expenses.....................     120,019       172,018
                                                              ----------    ----------
         Total current liabilities..........................     218,306       237,952
Long-term debt and capital lease obligations, net of current
  portion...................................................     906,321       959,052
Other liabilities...........................................     339,411       344,762
Deferred income tax liability...............................      46,731        53,078
Stockholders' equity:
  Preferred Stock, $1 par value; 10,000,000 shares
    authorized; no shares issued............................          --            --
  Common Stock, $0.01 par value; 50,000,000 shares
    authorized; 38,230,757 and 38,230,757 shares issued,
    respectively............................................         382           382
  Additional paid-in capital................................     305,930       305,930
  Retained earnings.........................................     178,071       185,114
  Deferred Compensation -- Restricted Stock.................        (414)         (738)
  Treasury Stock, at cost; 21,149 and 79,889 shares,
    respectively............................................        (394)       (1,268)
  Accumulated other comprehensive income....................          44           488
                                                              ----------    ----------
         Total stockholders' equity.........................     483,619       489,908
                                                              ----------    ----------
         Total liabilities and stockholders' equity.........  $1,994,388    $2,084,752
                                                              ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002       2001
                                                              --------   ---------
Operating activities:
  Net loss..................................................  $ (6,650)  $  (1,582)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................    21,695      20,186
     Provision for doubtful accounts........................    10,940       5,246
     Amortization of debt issuance costs and lease financing
      gains and losses......................................     1,140      (2,513)
     Change in fair value of interest rate swap.............    (1,368)      4,583
     Disposition of property and equipment..................        --     (14,929)
     Loss on joint venture investment.......................       385          --
     Deferred income taxes..................................    (6,347)    (13,499)
     Changes in operating assets and liabilities:
       Accounts receivable and other........................   (15,650)     15,574
       Deposits and other...................................    (5,188)       (423)
       Accounts payable and accrued expenses................   (48,874)    (76,318)
       Income tax payable...................................    (1,060)    (28,359)
                                                              --------   ---------
          Net cash used in operating activities.............   (50,977)    (92,034)
Investing activities:
  Purchase of property and equipment........................   (14,654)    (66,291)
  Proceeds from sale of property and equipment..............        --      53,887
  Purchase of investments...................................   (15,067)    (37,021)
  Maturity of investments...................................     5,830      37,573
                                                              --------   ---------
          Net cash used in investing activities.............   (23,891)    (11,852)
Financing activities:
  Issuance of treasury stock................................       874         407
  Principal payments on long term debt and capital lease
     obligations............................................   (20,378)    (54,616)
  Debt issuance costs and deferred lease costs..............        --      (1,788)
                                                              --------   ---------
          Net cash used in financing activities.............   (19,504)    (55,997)
                                                              --------   ---------
Net decrease in cash........................................   (94,372)   (159,883)
Cash and cash equivalents at beginning of period............   238,693     493,723
                                                              --------   ---------
Cash and cash equivalents at end of period..................  $144,321   $ 333,840
                                                              ========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Atlas Air Worldwide Holdings, Inc. (AAWH or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The Company's 2002 results continue to be adversely impacted by the current global economic recession, exacerbated by the September 11, 2001 terrorist attacks. These results also reflect the purchase by AAWH of substantially all of the assets and assumption of certain liabilities of Polar Air Cargo, Inc. (Polar) on November 1, 2001. Accordingly, the operating results of Polar are included in the accompanying condensed consolidated financial statements for the three-month period ended March 31, 2002 but not for the three-month period ended March 31, 2001. When utilized in this report, all references to AAWH or the Company include Polar and the Company's other operating subsidiary, Atlas Air, Inc. (Atlas Air). Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K). Certain amounts from 2001 have been reclassified to conform with the 2002 presentation.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards revise the rules related to the accounting for business combinations, goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS No. 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill is subject to at least annual assessment for impairment and is to be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Prior to June 30, 2002, the Company will perform the first of the required impairment tests of assets covered by SFAS No. 142 as of January 1, 2002, and, as such, the Company has not yet determined what the effect of the tests will be on the results of operations or financial position of the Company.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard requires recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management is currently assessing the impact of this pronouncement, particularly as it relates to leased aircraft, and does not expect it to have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment of long-lived assets and of long-lived assets to be disposed of. This Statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The Company adopted this pronouncement on January 1, 2002. The impact of adopting SFAS No. 144 had no effect on the results of operations or financial position of the Company.

3.  INVESTMENTS

     The Company invests excess cash in various available-for-sale securities as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires investments in debt and equity securities classified as available for sale to be measured at fair market value and unrealized gains and losses recorded as a component of other comprehensive income. These securities were classified as held to maturity as of March 31, 2002. The following table sets forth the aggregate fair market value, book value (amortized/accreted cost) and unrealized gains/losses by major security type as of March 31, 2002 and December 31, 2001 (in thousands):

                                                        FAIR
                                                       MARKET                 UNREALIZED
SECURITY TYPE                                          VALUE     BOOK VALUE   GAIN (LOSS)
-------------                                         --------   ----------   -----------
MARCH 31, 2002:
Cash and short term investments:
  Asset backed securities...........................  $  2,234    $  2,225       $  9
  Money market funds................................    27,225      27,225         --
  Corporate bonds...................................    37,070      37,120        (50)
  Certificates of deposit...........................     4,503       4,503         --
  Commercial paper..................................    31,286      31,277          9
  Euro bonds........................................    12,395      12,347         48
  Market auction preferreds.........................    15,500      15,500         --
  Municipal bonds...................................    37,150      37,150         --
  Corporate notes...................................    13,233      13,177         56
  Taxable auction securities........................     3,000       3,000         --
  US Government agencies............................     9,042       9,022         20
  Cash and overnight investments....................    73,554      73,554         --
                                                      --------    --------       ----
          Total cash and short term investments.....  $266,192    $266,100       $ 92
                                                      ========    ========       ====
  Other investments:
          Guaranteed investment contracts (included
            in Deposits and other)..................  $ 42,554    $ 42,554       $ --
                                                      ========    ========       ====
DECEMBER 31, 2001:
Cash and short term investments:
  Asset backed securities...........................  $  2,266    $  2,248       $ 18
  Money market funds................................    15,032      15,027          5
  Corporate bonds...................................    43,303      43,153        150
  Certificates of deposit...........................     4,490       4,490         --
  Commercial paper..................................    35,275      34,982        293
  Euro bonds........................................    14,982      14,888         94
  Market auction preferreds.........................    15,513      15,513         --
  Municipal bonds...................................    22,025      22,025         --
  Corporate notes...................................    18,557      18,398        159

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

                                                        FAIR
                                                       MARKET                 UNREALIZED
SECURITY TYPE                                          VALUE     BOOK VALUE   GAIN (LOSS)
-------------                                         --------   ----------   -----------
  Taxable auction securities........................     3,005       3,005         --
  US Government agencies............................    17,105      17,042         63
  Cash and overnight investments....................   159,774     159,774         --
                                                      --------    --------       ----
          Total cash and short term investments.....  $351,327    $350,545       $782
                                                      ========    ========       ====
  Other investments:
          Guaranteed investment contracts (included
            in Deposits and other)..................  $ 41,100    $ 41,100       $ --
                                                      ========    ========       ====

     Accrued interest on investments held at March 31, 2002 was approximately $2.0 million. Accrued interest on investments held at December 31, 2001 was approximately $1.9 million. Interest earned on these investments and related maturities is reinvested in similar securities.

4.  COMMITMENTS AND CONTINGENCIES

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

     During 2001, Atlas Air and Boeing agreed to amend the delivery dates of the 2002 deliveries whereby three aircraft are scheduled for delivery in 2002 and one aircraft in late 2003. With respect to the three aircraft now scheduled for delivery in 2002, Atlas Air is currently negotiating with Boeing terms of an operating lease financing for all three aircraft, and is discussing revised delivery dates in order to defer delivery as late into the year as possible. Atlas Air is also pursuing other financing sources for these aircraft. The inability to secure financing for the Boeing 747-400 deliveries could result in a default under the Boeing Purchase Agreement, which would permit Boeing to accelerate payments due under the Boeing Purchase Agreement. Such acceleration would cause a default in covenants of certain of the Company's indebtedness which would permit the lenders to accelerate payment of a significant portion of all indebtedness, which event would have a material adverse effect on the Company's financial position and results of operations.

     The Boeing Purchase Agreement requires that Atlas Air pay pre-delivery deposits to Boeing prior to the delivery date of each Boeing 747-400 freighter aircraft in order to secure delivery of the Boeing 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, Atlas Air expects the maximum total amount of pre-delivery deposits at any time outstanding will be approximately $204.9 million for the four aircraft to be delivered in 2002 and 2003. Upon each delivery, Boeing refunds Atlas Air the pre-delivery deposits associated with the delivered Boeing 747-400 freighter aircraft. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits for which Atlas Air accrues and pays interest quarterly at 6-month LIBOR, plus 2.0%. As of March 31, 2002, there was $128.7 million of deferred aircraft obligations included in other liabilities, and the combined interest rate was approximately 4.35%. The Company expects to make additional pre-delivery deposits of approximately $15.6 million during the remainder of 2002.

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

5.  EARNINGS PER SHARE

     Basic earnings per share were computed by dividing net loss before cumulative effect of a change in accounting principle by the weighted average number of shares of common stock outstanding during the period. In addition, diluted earnings per share amounts include potential common shares including restricted stock and options granted under the Company's annual and long-term incentive plans. The number of diluted shares is calculated using the treasury stock method, which excludes anti-dilutive shares from the calculation. Basic and diluted loss per share were calculated as follows (amounts in thousands):

                                                              FISCAL QUARTERS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
EARNINGS ATTRIBUTABLE TO COMMON STOCKHOLDERS
  (BASIC AND DILUTED)
  Net (loss)/income before cumulative effect of a change in
     accounting principle...................................   $(6,650)    $     7
  Cumulative effect of a change in accounting principle.....        --      (1,589)
                                                               -------     -------
  Net loss..................................................   $(6,650)    $(1,582)
                                                               =======     =======
SHARES
  Weighted average shares outstanding for Basic EPS.........    38,208      38,125
  Employee options and shares...............................        --          --
                                                               -------     -------
  Weighted average shares outstanding for Diluted EPS.......    38,208      38,125
                                                               =======     =======

     For the three months ended March 31, 2002 and 2001, approximately 3,969,000 and 3,017,000 employee stock options, respectively, were not included in calculating diluted earnings per share, because inclusion of such shares would have had an anti-dilutive effect.

6.  SUBSEQUENT EVENT

     On April 26, 2002, the Company announced that it had selected Ernst & Young, LLP as its new independent auditor. That firm has replaced Arthur Andersen, LLP, which had served as the Company's independent auditor since 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING STATISTICS

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2002*     2001
                                                              -------   ------
Block Hours:
  Atlas.....................................................   23,189   28,776
     ACMI services..........................................       67%      89%
     Hub services...........................................       12%      --
     Charter services and other services....................       21%      11%
  Polar.....................................................    9,596       --
     Scheduled service......................................       56%      --
     Charter services and other services....................       34%      --
     ACMI services..........................................       10%      --
Scheduled Service
  Revenue Ton Miles (000's).................................  202,756       --
  Available Ton Miles (000's)...............................  328,869       --
  Load Factor...............................................    61.70%      --
  Yield per RTM (cents).....................................    24.99       --
  Revenue per ATM (cents)...................................     15.4       --
Operating Aircraft at end of period**
     Atlas..................................................       31       37
     Polar..................................................       12       --
                                                              -------   ------
       Total operating aircraft.............................       43       37

---------------

*  2002 operating statistics include Polar whereas 2001 statistics do not.

** Operating aircraft do not include grounded and held for sale B747-200's.

RESULTS OF OPERATIONS

     AAWH's net loss for the first quarter of 2002 was $6.7 million or $(0.17) per basic share compared to a net loss of $1.6 million or $(0.04) per share in the same period of 2001. Operating income decreased to $7.7 million from $15.4 million in the first quarter of 2001. The Company's 2002 results continue to be adversely impacted by the current global economic recession, exacerbated by the September 11, 2001 terrorist attacks. These results also reflect the purchase by AAWH of substantially all of the assets and assumption of certain liabilities of Polar Air Cargo, Inc. on November 1, 2001. Accordingly, Polar's results of operations are included in AAWH's first quarter of 2002, but not in the first quarter of 2001.

     The cargo operations of our airline customers are seasonal in nature, with peak activity typically occurring in the second half of the year, and with a significant decline occurring in the first quarter. This decline in cargo traffic is largely due to the decrease in shipping that occurs following the December and January holiday seasons associated with the celebration of Christmas and the Chinese New Year. Certain customers have, in the past, elected to use that period of the year to exercise their contractual options to cancel a limited number (generally not more than 5% per year) of guaranteed hours with us, and are expected to continue to do so in the future. As a result, our revenues typically decline in the first quarter of the year as our contractual aircraft utilization level temporarily decreases. We seek to schedule, to the extent possible, our major aircraft maintenance activities during this period to take advantage of any unutilized aircraft time.

OPERATING REVENUES

     Total operating revenues for the quarter ended March 31, 2002 increased to $246.2 million from $180.3 million for the same period in 2001, or approximately 37%. Total block hours for the first quarter of 2002 were 32,785 compared to 28,776 for the same period in 2001, an increase of approximately 18%. These results all reflect the inclusion of Polar Air Cargo, which was acquired on November 1, 2001.

     The operating revenue mix has changed substantially in the first quarter of 2002 as compared to the first quarter of 2001. Contract services revenue for the quarter ended March 31, 2002 declined 32.4% to $108.6 million as compared to $160.6 million last year. This revenue decline is due largely to the expiration of ACMI contracts during the past year which have not been renewed. Charter service revenues for the first quarter of 2002 increased $77.8 million from last year largely due to the US Military (AMC) charter flight activity resulting from the United States response to the September 11, 2001 terrorist attacks. AMC charter flight revenue totaled $62.9 million for the first quarter 2002. Scheduled service revenues were $49.9 million in the first quarter of 2002, due to the acquisition of Polar in November 2001.

     Other revenues for the quarter ended March 31, 2002 declined 59% to $6.9 million as compared to $16.6 million for the same period last year, partially offset by the inclusion of Polar's other revenues in the first quarter of 2002.

     In the first quarter of 2001, the Company recorded a one-time charge of approximately $1.6 million, net of applicable tax benefit of approximately $.9 million, associated with the recording of the fair value of an interest rate swap in accordance with the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." In addition, as a result of SFAS No.133 adoption, the Company recorded a non-cash, pre-tax charge of $2.1 million for changes in the fair value of its derivative instrument.

OPERATING EXPENSES

     Principal operating expenses include salaries, wages, and benefits; aircraft rents; fuel cost for non-ACMI activities such as scheduled services and charter flights; maintenance; ground handling and airport fees; depreciation and amortization; and other expenses. Total operating expenses for the quarter ended March 31, 2002 increased to $238.5 million from $164.9 million for the same period in 2001, or approximately 45%. These expenses increased largely due to the acquisition of Polar in November 2001, as well as expenses related to the U.S. Military (AMC) charter flight activities as described above.

     Salaries, wages and benefits increased to $40.4 million in the first quarter of 2002 compared to $30.2 million in 2001, primarily due to the addition of Polar's 650 employees. Atlas Air's salaries, wages and benefits without the effect of Polar actually decreased 11% from the first quarter of 2001 to the first quarter of 2002 due to the reduction in workforce and pilot furloughs in the second quarter of 2001.

     In the first quarter of 2001, the Company recognized an expense of $22.8 million related to a profit sharing settlement, which restored profit sharing payments to pilots and flight crew members retroactive to April 1999. The settlement includes 2001 amounts.

     Aircraft rents were $46.9 million in the first quarter of 2002 compared to $31.4 million in the same period of 2001, or an increase of approximately 49%. The increase is due to the inclusion of Polar's fleet, which is primarily financed through operating leases.

     Aircraft fuel expense increased to $30.9 million for the first quarter of 2002 from $2.8 million for the first quarter of 2001. This was primarily due to the increase in scheduled service provided by Polar and US Military charter activity. Fuel consumption increased from 2.6 million gallons in the first quarter of 2001 to 52.7 million gallons in the first quarter of 2002. This expense is expected to increase to the extent that scheduled service and charter activities continue to grow.

     Maintenance, materials and repair cost increased approximately 30% to $38.2 million for the first quarter of 2002 from $29.4 million for the first quarter of 2001. This was due to the addition of Polar's fleet in November, 2001, as well as higher engine maintenance costs incurred on the B747-400 aircraft at Atlas Air in 2002.

     Ground handling and airport fees increased to $25.6 million in the first quarter of 2002, compared to $4.0 million in the first quarter of 2001, due to the increase in scheduled service provided by Polar and an increase in AMC charter flying. This expense is expected to increase to the extent that scheduled service and charter activities continue to grow.

     Depreciation and amortization expense increased to $21.7 million in the first quarter of 2002 from $20.2 million in the same period of 2001, or approximately 7% due to additional capital expenditures during the quarter and the addition of Polar assets.

     Other operating expenses include insurances costs, pilot travel, training and meal expenses, as well as travel expenses for non-crew members and other miscellaneous operating costs. Other operating expenses increased to $34.8 million in the first quarter of 2002 from $24.2 million in the same period of 2001, or approximately 44%, due to additional personnel and other expenses related to the Polar operations. Atlas Air's other operating expenses decreased approximately $2 million in the first quarter 2002 as compared to 2001, due to the reduction in workforce and pilot furloughs in the second quarter of 2001.

OTHER INCOME (EXPENSE)

     Interest income for the first quarter of 2002 was $3.3 million compared to $7.6 million for the same period of 2001, primarily due to decreases in the amount of funds available for investing. Interest expense increased to $25.8 million for the first quarter of 2002 from $25.4 million for the first quarter of 2001, or approximately 2% due to interest expense on Polar's debt. The change in fair value of the interest rate swap from December 31, 2001 to March 31, 2002 was a $1.4 million increase, as compared to a decrease of $2.1 million for the first quarter of 2001.

INCOME TAXES

     Pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," we have recorded a tax benefit based on tax rates in effect during the period. Accordingly, we recorded a tax benefit at the rate of 37.0% during the first quarter of both 2002 and 2001. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a significant portion of our tax provision in these periods is deferred. Income tax expense for the first quarter of 2001 was positively affected through our qualification for the newly enacted Extraterritorial Income Exclusion (EIE) tax regime. EIE allows us to exclude 30% of our aircraft leasing income from taxable income where the leased aircraft are used predominately outside the United States. The income exclusion is effective for our qualifying revenue beginning on October 1, 2000, and the estimated cumulative effect of this credit was recorded in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our balance sheet reflected cash and cash equivalents and short-term investments of $266.2 million and $351.3 million at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002 we had working capital of $266.5 million compared to $333.4 million at December 31, 2001. The decrease in our working capital is largely a result of cash flows used by operating activities during the quarter ended March 31, 2002, combined with cash payments made for capital expenditures and debt repayments.

     Cash used in operations for the quarter ended March 31, 2002 was $51.0 million, compared to $92.0 million used in operations for the first quarter of 2001. Cash used in operations for the quarter ended March 31, 2002 was primarily attributable to our net loss for the quarter adjusted for non-cash charges, and decreases in our deferred tax liability, income taxes payable, accounts payable and accrued expenses, as well as increases in accounts receivable and deposits and other assets.

     Cash used in investing activities for the quarter ended March 31, 2002 was $23.9 million, compared to $11.9 million for the first quarter of 2001. For the quarter ended March 31, 2002, cash used in investing activities was comprised of purchases of property and equipment of $14.7 million, and investment purchases offset by maturities of short-term and long-term investments, of $9.2 million. Short and long-term investment purchases primarily consist of commercial paper, market auction preferreds, corporate notes, corporate bonds, and U.S. government securities, and are all classified as held-to-maturity. For the quarter ended March 31, 2001, cash used in investing activities was comprised of purchases of property and equipment, net of proceeds from the sale of equipment, of $12.4 million offset by maturities of short-term and long-term investments, net of purchases, of $0.5 million. Property and equipment purchases in 2001 were comprised primarily of initial costs associated with the four new Boeing 747-400s expected to be delivered in 2002 and 2003, and other capital improvement costs, including those associated with our headquarters in Purchase, NY.

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

     During 2001, Atlas Air and Boeing agreed to amend the delivery dates of the 2002 deliveries whereby three aircraft are scheduled for delivery in 2002 and one aircraft in late 2003. With respect to the three aircraft now scheduled for delivery in 2002, Atlas Air is currently negotiating with Boeing terms of an operating lease financing for all three aircraft, and is discussing revised delivery dates in order to defer delivery as late into the year as possible. Atlas Air is also pursuing other financing sources for these aircraft. The inability to secure financing for the Boeing 747-400 deliveries could result in a default under the Boeing Purchase Agreement, which would permit Boeing to accelerate payments due under the Boeing Purchase Agreement. Such acceleration would cause a default in covenants of certain of the Company's indebtedness which would permit the lenders to accelerate payment of a significant portion of all indebtedness, which event would have a material adverse effect on the Company's financial position and results of operations.

     The Boeing Purchase Agreement requires that Atlas Air pay pre-delivery deposits to Boeing prior to the delivery date of each Boeing 747-400 freighter aircraft in order to secure delivery of the Boeing 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, Atlas Air expects the maximum total amount of pre-delivery deposits at any time outstanding will be approximately $204.9 million for the four aircraft to be delivered in 2002 and 2003. Upon each delivery, Boeing refunds Atlas Air the pre-delivery deposits associated with the delivered Boeing 747-400 freighter aircraft. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits for which Atlas Air accrues and pays interest quarterly at 6-month LIBOR, plus 2.0%. As of March 31, 2002, there was $128.7 million of deferred aircraft obligations included in other liabilities, and the combined interest rate was approximately 4.35%. The Company expects to make additional pre-delivery deposits of approximately $15.6 million during the remainder of 2002.

     Cash used in financing activities for the quarter ended March 31, 2002 was $19.5 million, compared to $56.0 million used in financing activities for the first quarter of 2001. For the quarter ended March 31, 2002, cash used in financing activities consisted primarily of principal payments on long-term debt and capital lease obligations of $20.4 million, offset by proceeds from the issuance of treasury stock of $0.9 million. For the quarter ended March 31, 2001, cash used in financing activities consisted primarily of principal payments on long-term debt and capital lease obligations of $54.6 million and debt issuance and deferred lease costs of $1.8 million, offset by proceeds from the issuance of treasury stock of $0.4 million.

     The Company is highly leveraged and has significant amounts of long-term financial obligations (consisting of long-term debt and long-term lease obligations) coming due over the next several years. At March 31, 2002, outstanding long-term debt totaled approximately $1.0 billion and long-term lease obligations were approximately $3.0 billion. The Company believes that current cash balances and cash flow generated from operations are sufficient to meet its anticipated liquidity needs for the next twelve months. To the extent that operating cash flow and cash on hand prove insufficient to fund planned operating activities, to service our debt and to meet our lease obligations, we would be required to sell assets, obtain additional financing or engage in refinancings to meet any such deficiency. There can be no assurance that any such refinancing or that any such sale of assets or additional financing would be effected on terms favorable to the Company.

     The following table summarizes our financial obligations for principal payments under existing debt agreements and our lease obligations to be paid, for the remainder of 2002 and thereafter (in thousands):

                                          APRIL 1 -
                                         DECEMBER 31,   2003 AND   2005 AND
                                             2002         2004       2006     THEREAFTER
                                         ------------   --------   --------   ----------
Enhanced Equipment
Trust Certificates.....................    $  1,862     $ 22,284   $ 16,702   $  137,362
AFL III Term Loan......................      18,255      108,182     86,712           --
Aircraft Credit Facility...............          --       47,675     20,432           --
Senior Notes...........................          --           --    284,475      152,853
Other..................................      24,464       49,683     23,291        9,401
Operating lease payments...............     116,354      417,829    374,397    2,174,381
Capital lease payments.................         958        3,197      1,460           --

     Excluded from the above table are aircraft pre-delivery deposits for the four Boeing 747-400 aircraft, which at March 31, 2002 totaled $204.9 million, of which $76.2 million has been in cash and $128.7 million has been in the form of deferred payments. We expect to finance the deferred obligation at the time we take delivery of the Boeing 747-400 aircraft.

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

  REVENUE RECOGNITION

     Under our ACMI contracts and charter services, revenue is recognized in the financial statements for the actual block hours operated on behalf of a customer during a calendar month, unless the actual block hours are less than the minimum guaranteed hours under the contract, in which case revenue is recognized for minimum guaranteed hours. Some contracts have a provision that allow customers to make up the shortfall in the minimum guaranteed hours over specified future months (measurement period). Under those contracts, revenue is recognized for the actual block hours flown and recognition of the shortfall in minimum guaranteed hours is deferred until either the shortfall has not been made up at the end of the measurement period or there is a fair degree of certainty during the measurement period that the cumulative shortfall will not be made up. Under scheduled service, revenue is recognized upon completion of the particular flight segment.

  PLANNED MAJOR MAINTENANCE ACTIVITIES

     A significant portion of scheduled and unscheduled maintenance is contracted with three maintenance providers under long-term agreements pursuant to which monthly reserve payments are made to the providers based on flight-hours and such amounts are charged to expense currently. Other maintenance and repairs are charged to expense as incurred, except for significant B747-200 airframe overhauls which are capitalized and charged to expense on a flight-hour basis and certain other major maintenance events which are capitalized and amortized over the corresponding life.

  ACCOUNTS RECEIVABLE

     We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market environment.

OUTLOOK

     The Company's business has changed significantly over the past year. ACMI contract revenues have declined as the global economic downturn has made renewing maturing contracts, or finding replacement customers, very difficult. Offsetting this decline are the inclusion of Polar's scheduled service revenues, greatly increased charter revenues, including U.S. Military charters, at both Atlas Air and Polar, and the launch of all inclusive ACMI products such as Fractional ACMI, Partial ACMI and the Atlas Air Partnership Program.

     Given its nature, the Company cannot assess the likelihood that U.S. Military charter activity will continue at the level achieved since September 11, 2001. As described above, non-ACMI flying has also become a more prominent revenue source, resulting in higher direct operating costs, including fuel costs, ground handling, airport fees and other expenses. These non-ACMI services are priced in such a way as to compensate the Company for these additional costs.

     The Company expects future labor costs to increase. Atlas Air has been in negotiations with the Airline Pilots Association (ALPA) since April 2000 for a first collective bargaining agreement covering the Atlas Air pilots and flight engineers. On January 25, 2002, the parties reached a tentative agreement on all open issues. This tentative agreement was not ratified, and the parties recommenced meetings in March 2002. In April 2002, ALPA presented the Company with a limited number of issues to be resolved. Management continues to believe that a contract can be reached with ALPA without a disruption of its operations. While a final agreement is expected to result in increased labor costs due to wage and benefit improvements, the Company does not believe that entering into such agreement will materially diminish any productivity advantages it may presently enjoy. Polar crew members are covered by a collective bargaining agreement with ALPA, which was to become amendable on November 30, 2002. In April 2002, the parties agreed to extend the amendability date to May 31, 2003. As part of this agreement, ALPA agreed to certain work rule changes that are expected to improve the Company's level of productivity, and the Company agreed to implement a 1% wage increase in March 2002 (retroactive to December 2001), as well as additional 1% wage increase to become effective in September 2002 and March 2003.

     The global economic slowdown that commenced in 2001 has resulted in a very difficult global cargo market. In 2001, world cargo shipments fell approximately 10% and, in effect, returned to 1999 levels. The result has been the underutilization of the Company's fleet of Boeing 747 cargo aircraft, including six Boeing 747-200 aircraft being held for sale. A return to profitability on an annual basis is dependent in large part upon a recovery in world cargo demand, which, in turn, is dependent upon a sustained global economic recovery. Although the Company expects losses to continue in the near term given current demand levels, it further expects near term losses to be offset by activity associated with the traditional year-end peak in cargo demand, as well as improvements in demand characteristics associated with an emerging global economic recovery.

FORWARD-LOOKING STATEMENTS

     Certain statements included or incorporated by reference in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 2lE of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company at the date of this report. Some factors that could significantly impact net income, revenues, expenses, and block hours include, without limitation, the adverse impact of the September 11, 2001, terrorist attacks on the economy in general; the demand for air cargo; the ability to reduce operating costs and conserve financial resources, taking into account increased costs incurred or to be incurred as a consequence of the attacks; the higher costs associated with new airline security directives and any other increased regulation of air carriers; the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; the ability to raise financing in light of the September 11, 2001, events; the price of jet fuel; actions of the U.S., foreign and local governments; the economic environment of the airline industry and the economic environment in general. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "confident", or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in the 2001 Form 10-K.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our results of operations are impacted by changes in the price of aircraft fuel. Aircraft fuel accounted for 6.5% of our operating expenses for the full year 2001, and 13% of our operating expense for the first quarter of 2002. We expect this expense to continue to grow as our charter service and scheduled service activities comprise a larger portion of our business mix.

     Based on estimates covering our projected 2002 fuel consumption, a 10% average increase in the price per gallon of aircraft fuel consumed over the next nine months would increase our fuel expense by approximately $10.8 million.

     The Company may engage in future fuel hedging activities or enter into aircraft fuel purchase commitments in order to manage the price risk and utilization of its fuel costs.

                                    PART II.

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Item 3 -- Legal Proceedings in Part I of the Company's Annual Report on Form 10-K for the year ended December 31,2001.

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

     None.

     (B) Reports filed on Form 8-K

     The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ATLAS AIR WORLDWIDE HOLDINGS, INC.
                                          (REGISTRANT)

                                          By:     /s/ DOUGLAS A. CARTY
                                             ----------------------------------
                                                      Douglas A. Carty
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: May 15, 2002