Form 10-Q
period 2002-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2002-08-02
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[✓] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2002

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                          to

Commission file number 0-25732

Atlas Air Worldwide Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4146982

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Westchester Ave. Purchase, NY	10577

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (914) 701-8000

Not Applicable

(Former name, former address and former fiscal year , if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No        .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 38,264,341 shares outstanding as of July 18, 2002.

This report is available online at www.atlasair.com.

ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations- Three Months and Six Months Ended June 30, 2002 and 2001	2

	Condensed Consolidated Balance Sheets- June 30, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Cash Flows- Six Months Ended June 30, 2002 and 2001	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	16

	Signature	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Atlas Air Worldwide Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues

Contracted services	$112,407	$144,507	$220,974	$305,155

Charter services	54,655	2,313	135,519	5,363

Scheduled services	63,482	—	113,371	—

Other revenues	5,057	2,215	11,908	18,829

Total operating revenues	235,601	149,035	481,772	329,347

Expenses

Salaries, wages and benefits	41,933	26,863	82,335	57,022

Aircraft rents	43,509	31,035	90,428	62,421

Depreciation and amortization	27,196	20,469	48,891	40,655

Ground handling and airport fees	21,242	4,386	46,834	8,340

Maintenance, materials and repairs	43,715	32,247	81,907	61,655

Aircraft fuel	39,359	2,234	70,277	5,070

Pilot profit sharing settlement	—	—	—	22,815

Restructuring and impairment	7,850	71,214	7,850	71,214

Other operating expenses	51,082	32,499	85,861	56,702

Total operating expenses	275,886	220,947	514,383	385,894

Operating loss	(40,285)	(71,912)	(32,611)	(56,547)

Other Income (Expense)

Interest income	2,771	5,187	6,082	12,821

Interest expense	(18,592)	(24,271)	(44,376)	(49,648)

Interest capitalized	2,266	3,328	4,723	6,191

Change in hedge fair value	(871)	41	497	(2,020)

	(14,426)	(15,715)	(33,074)	(32,656)

Loss before income taxes and cumulative effect
of a change in accounting principle	(54,711)	(87,627)	(65,685)	(89,203)

Income tax benefit	(20,507)	(38,605)	(24,831)	(40,188)

Loss before cumulative effect of a change in
accounting principle	(34,204)	(49,022)	(40,854)	(49,015)

Cumulative effect of a change in accounting
principle, net of applicable tax benefit of $933	—	—	—	(1,589)

Net Loss	($34,204)	($49,022)	($40,854)	($50,604)

Loss per share (basic and diluted):

Loss before cumulative effect of a change in
accounting principle	($0.89)	($1.28)	($1.07)	($1.29)

Cumulative effect of a change in accounting
principle	—	—	—	($0.04)

Net loss per share	($0.89)	($1.28)	($1.07)	($1.33)

The accompanying notes are an integral part of these financial statements.

Atlas Air Worldwide Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 30,	December 31,
	2002	2001

Assets

Current Assets

Cash and cash equivalents	$178,473	$238,693

Short-term investments	99,816	112,634

Accounts receivable, (net of allowance of $30,187 and $22,521 respectively)	150,904	168,502

Income taxes receivable	—	20,544

Prepaid expenses and other	87,696	30,998

Total current assets	516,889	571,371

Property and Equipment

Flight equipment	1,554,803	1,575,135

Other	60,122	51,156

Less: accumulated depreciation	(351,670)	(317,647)

	1,263,255	1,308,644

Purchase deposits on flight equipment	52,067	51,982

Other Assets

Route acquisition cost	51,465	58,499

Debt issuance costs (net of accumulated amortization of $22,158 and $20,373)	18,831	20,616

Deposits and other	75,357	73,640

Total assets	$1,977,864	$2,084,752

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$175,487	$172,018

Current maturities of long-term debt and capital lease obligations	92,727	65,934

Total current liabilities	268,214	237,952

Long-term debt and capital lease obligations, net of current maturities	885,829	959,052

Deferred income taxes	28,761	53,078

Other liabilities, deferred gains and deferred credits	345,338	344,762

Stockholders’ Equity

Preferred stock, $1 par value; 10,000 shares authorized; no shares issued	—	—

Common stock, $0.01 par value; 50,000 shares authorized; 38,254 and 38,231 shares issued respectively	383	382

Additional paid-in capital	306,227	305,930

Treasury stock at cost; 24 and 80 shares, respectively	(403)	(1,268)

Deferred compensation – restricted stock	(301)	(738)

Accumulated other comprehensive loss	(6)	488

Retained earnings	143,822	185,114

Total stockholders’ equity	449,722	489,908

Total liabilities and stockholders’ equity	$1,977,864	$2,084,752

The accompanying notes are an integral part of these financial statements.

Atlas Air Worldwide Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash Flow from Operating Activities:

Net loss	$(40,854)	$(50,604)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	48,891	40,655

Provision for doubtful accounts	7,666	10,151

Gain on sale of flight equipment	—	(15,241)

Amortization of debt issuance cost and lease financing (gains) and losses	1,785	(4,979)

Change in hedge fair value	(497)	4,542

Restructuring and impairment	7,850	63,439

Deferred income taxes	(24,317)	(52,084)

Change in operating assets and liabilities:

Accounts receivable and other	(10,663)	33,209

Deposits and other	369	3,466

Accounts payable and accrued liabilities	6,780	(96,727)

Net cash used for operating activities	(2,990)	(64,173)

Cash Flow from Investing Activities:

Capital expenditures, including purchase deposits for flight equipment	(24,088)	(127,759)

Proceeds from sale of equipment and property		53,887

Purchase of investments	(15,131)	(54,526)

Maturity of investments	27,554	64,065

Net cash used for investing activities	(11,665)	(64,333)

Cash Flow from Financing Activities

Payments on long-term debt and capital lease obligations	(46,430)	(64,074)

Issuance of common stock	—	43

Issuance of treasury stock	1,269	912

Purchase of treasury stock	(404)	(126)

Net proceeds from debt issuance and lease financing	—	681

Debt issuance costs and deferred lease costs	—	(2,711)

Net cash used for financing activities	(45,565)	(65,275)

Net decrease in cash	(60,221)	(193,781)

Cash at the beginning of period	238,693	493,723

Cash at end of period	$178,473	$299,942

The accompanying notes are an integral part of these financial statements.

Atlas Air Worldwide Holdings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of Atlas Air Worldwide Holdings, Inc. (AAWH or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The Company’s 2002 results continue to be adversely impacted by the current global economic recession, exacerbated by the September 11, 2001 terrorist attacks. These results include the operating results of Atlas Air, Inc. (Atlas), a wholly owned subsidiary of the Company, and also reflect the purchase by AAWH of substantially all of the assets and the assumption of certain liabilities of Polar Air Cargo, Inc. (Polar) on November 1, 2001. Accordingly, the operating results of Polar are included in the accompanying condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2002 but not for the three-month and six-month periods ended June 30, 2001. When utilized in this report, all references to AAWH include Atlas, Polar and all other subsidiaries of the Company (collectively, the Company). Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year due to the seasonality of our business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Atlas Air Worldwide Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Form 10-K”). Certain amounts from 2001 have been reclassified to conform with the 2002 presentation. Certain amounts have been reclassified in the second quarter of 2002.

2. Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. These standards revise the rules related to the accounting for business combinations, goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS No. 142 states that goodwill and indefinite-lived assets are subject to impairment tests rather than amortization. In addition, intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. We have completed our impairment analysis of the indefinite-lived intangible assets in accordance with SFAS No. 142. The analysis was completed by the receipt of an appraisal by a major airline consulting firm of the the route rights acquired in the Polar acquisition. The appraisal considered, amount other things, the amount that could be achieved by the Company in an immediate sale as well as the present value of the future cash flows that could be derived from the ownership of the routes. The analysis did not result in an impairment charge. The identified indefinite life intangible assets resulting from the acquisition of Polar Air Cargo were as follows:

     Japan Route acquisition cost     $51,465

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard requires recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management is currently assessing the impact of this pronouncement and does not expect it to have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard addresses financial accounting and reporting for the impairment of long-lived assets and of long-lived assets to be disposed of. This Statement supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of

APB Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This standard is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. During the second quarter of 2001, we made available for sale six B747-200 aircraft. The Company has been unable to sell these aircraft as a result of poor economic conditions, particularly following the September 11, 2001 terrorist attacks. At the end of the second quarter of 2002, we completed a mark to market analysis. As a result of further market value erosion caused by excess B747 freighter capacity, we recorded an additional $7.9 million impairment charge in the second quarter to record the aircraft at lower of cost or market. We used third party appraisals to assess the current values of each specific aircraft. Due to the one year sale limitation provided under SFAS 144, these aircraft will be placed back into Held for Use status and depreciated beginning in July for the rest of their remaining life. We estimate the remaining life of the aircraft to range from 18 months to 13 years.

3. Investments

The Company invests excess cash in various available-for-sale securities as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 115 requires investments in debt and equity securities classified as available for sale be measured at fair market value and unrealized gains and losses recorded as a component of other comprehensive income. These securities were classified as held to maturity as of June 30, 2002. The net unrealized gain on these investments was approximately $186,000 and $782,000 as of June 30, 2002 and December 31, 2001, respectively.

Accrued interest on investments held at June 30, 2002 was approximately $1.8 million. Accrued interest on investments held at December 31, 2001 was approximately $1.9 million. Interest earned on these investments and related maturities is reinvested in similar securities.

4. Commitments and Contingencies

Boeing 747-400 Purchase Agreement

Atlas has exercised options to acquire six additional new aircraft from The Boeing Company, two of which were delivered in 2000 and one in June 2002. With respect to the remaining three aircraft, one was delivered in July 2002, one is scheduled for delivery in November 2002, and one is scheduled for delivery in October 2003. In addition, Polar took delivery in July 2002 of one Boeing 747-400. The Company has no obligations or commitments with respect to additional new aircraft deliveries beyond those noted above.

The Company has secured financing for the four 2002 deliveries. The Polar delivery was financed by General Electric Capital Aviation Services (GECAS). With respect to the Atlas 2002 deliveries, Boeing Capital will finance two aircraft, one of which has been completed, and one has been financed by GECAS. All four financings are 20 year operating leases.

Under the terms of the two Boeing Capital financings, $12 million in previously paid aircraft deposits will be returned to Atlas in the second half of the year.

Under the GECAS financing for Atlas, there are no cash rent payments until April 2003. Payments are on an annual basis through 2018 and a periodic basis thereafter.

With respect to the October 2003 aircraft, Atlas is required to make a further $21.4 million in purchase deposits. Boeing has recently agreed to modify the payment profile of these deposits. Atlas had previously been required to pay $15.6 million in deposits in the second half of 2002 and a further $5.8 million in January of 2003. The entire $21.4 million is now payable in four equal installments between February and May 2003.

5. Loss Per Share

Basic and diluted loss per share were computed by dividing net loss before cumulative effect of a change in accounting principle and net loss by the weighted average number of shares of common stock outstanding during the period. Basic and diluted loss per share were calculated as follows(amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Loss Attributable to Common Stockholders:

(Basic and Diluted )

Net loss before cumulative effect of
an accounting change	($34,204)	($49,022)	($40,854)	($49,015)

Cumulative effect of an accounting change	—	—	—	(1,589)

Net loss	($34,204)	($49,022)	($40,854)	($50,604)

Shares:

Weighted average shares outstanding for
Basic EPS	38,228	38,162	38,219	38,143

Employee options and shares	—	—	—	—

Weighted average shares outstanding for
Diluted EPS	38,228	38,162	38,219	38,143

Basic and Diluted Loss Per Share	($0.89)	($1.28)	($1.07)	($1.33)

For the three and six months ended June 30, 2002 and 2001, approximately 4.0 million and 2.9 million employee stock options, respectively, were not considered in calculating diluted earnings per share because inclusion of such shares would have had an anti-dilutive effect.

6. Polar Purchase Price Allocation

During the second quarter of 2002, the Company finalized the purchase price allocation related to the acquisition of Polar. In connection therewith, a portion of the consideration was transferred to five B747-100 aircraft owned by Polar from the intangible route rights.

As was anticipated, the increased demand for military charters necessitated the Company to place such aircraft in service. The extent of such service was not known at the date of acquisition and this contingency was resolved during the first half of 2002. Accordingly, the valuation of such aircraft became fixed and the aircraft will be depreciated through the third quarter of 2002, when it is anticipated they will be fully retired from service and likely scrapped.

7. Subsequent Event

Ratification of ALPA Agreement. On June 28, 2002, Atlas and the Airline Pilots Association (ALPA) reached a tentative agreement for a first labor contract covering our crewmembers. The contract was ratified by the crewmembers on July 29, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The table below sets forth selected operating data for the three and six months ended June 30, 2002.

Atlas Air Worldwide Holdings, Inc. Operating Statistics
Quarter and Six Months Ended June 30, 2002 and 2001

	For the quarter ended		For the six months ended
	June 30,		June 30,

	2002(1)	2001	2002(1)	2001

Block Hours:
Atlas Air Worldwide Holdings, Inc.	31,377	24,343	63,062	52,954
ACMI services	54%	98%	53%	97%
Hub services	8%	—	8%	—
Scheduled service	22%	—	19%	—
Charter and other services	16%	2%	20%	3%
Dry Lease hours	1,651	1,089	3,439	2,254
Atlas Air, Inc.	21,396	24,343	43,472	52,954
ACMI services(2)	75%	98%	72%	97%
Hub services	11%	—	12%	—
Scheduled services	—	—	—	—
Charter and other services	14%	2%	16%	3%
Dry Lease hours(3)	1,569	1,089	2,700	2,254
Scheduled Service(6)
Revenue Ton Miles (000’s)	248,927	—	451,683	—
Available Ton Miles (000’s)	400,419	—	729,288	—
Load Factor	62.2%	—	61.9%	—
Yield per RTM (cents)	27.33	—	26.28	—
Revenue per ATM (cents)	16.99	—	16.28	—
Aircraft at end of period:
Atlas(4)	38	37
Polar(5)	12	—

Total aircraft	50	37

(1)	2002 Operating statistics include Polar whereas 2001 statistics do not.

(2)	Wet-leases to Polar are 3% of total Atlas Air, Inc. block hours in Q2, 2002 and 0% in Q2, 2001.

(3)	Dry-leases to Polar were 30% of total Atlas Air, Inc. dry lease block hours in Q2, 2002 and 0% in Q2, 2001.

(4)	Total Atlas aircraft include 6 parked aircraft and 4 aircraft that are dry-leased to other carriers (2 of which are dry-leased to Polar).

(5)	Total Polar aircraft include 1 aircraft that is dry-leased to another carrier.

(6)	Scheduled service statistics are prior to revenue eliminations.

Three Months Ended June 30, 2002 and 2001

Summary The Company recorded a net loss of $34.2 million, or $.89 cents per share, during the second quarter of 2002, which included an impairment charge of $7.9 million, a $3.1 million bad debt expense for aged receivables greater than one year, and $4.2 million of depreciation for B747-100’s as a result of a purchase price reallocation. This compares to a net loss of $49.0 million, or $1.28 per basic share, for the same period in 2001, which also included a $71.2 million restructuring and impairment charge. On November 1, 2001, AAWH purchased Polar, whose operating results are included in the accompanying condensed consolidated financial statements for the three-month period ended June 30, 2002 but not for the three-month period ended June 30, 2001.

The Company’s second quarter 2002 revenues continue to be impacted by a difficult global economy and the residual effects of the September 11 terrorist attacks. In total, the Company’s operating revenues increased $86.6 million, or 58.1 percent, in the second quarter of 2002 from the same period last year. Polar’s operating revenues were $104.8 million. Atlas’ operating revenue decreased $7.9 million during the second quarter, or 5.3 percent, prior to eliminations, from the second quarter of 2001.

Contracted revenues decreased by 22.2 percent, or $32.1 million, in the second quarter of 2002 from the same period in 2001, as hub and new ACMI flying did not offset the 20.6 percent block hour decline in utilization and three non-renewed contracts. Three other customers representing 23.1 percent of contracted service revenue during the second quarter are due for renewal during the remainder of the year. Failure to renew these contracts or to find alternative uses for the dedicated aircraft could have a material adverse effect on our business and financial performance.

Charter revenues increased from $2.3 million to $54.7 million primarily due to increased US military charters, which are the highest unit revenues offered by AAWH. Military charters are awarded within 45 days in advance of flight, making forecasting difficult. There can be no assurance that the US Government will continue military missions at the same level in the future.

Scheduled service revenues were $63.5 million during the second quarter or 26.9 percent of the total operating revenue for the quarter. There were no scheduled service revenues last year. The scheduled service traffic (revenue ton miles) were 248.9 million on total capacity of 400.4 million available ton miles. Second quarter load factor was 62.2 percent with a 27.33 cent yield (the average rate a customer pays to ship one ton one mile).

The Company’s operating expenses, increased by $54.9 million or 24.9% to $275.9 million compared to $220.9 million in the second quarter of 2001. Included in operating expenses for the second quarter of 2002 and 2001 were restructuring and impairment charges of $7.9 million and $71.2 million, respectively. The increase in operating expenses was driven by the inclusion this year of Polar’s operating costs, which totaled $111.7 million in the quarter. Atlas’ operating costs, (prior to eliminations), decreased $46.4 million or 21.0 percent, in the second quarter compared to the same period last year, driven largely by higher levels of all- inclusive flying for the US military, offset by lower restructuring and impairment charges.

Salaries, wages and benefits increased 56.1 percent, or $15.1 million, to $41.9 million, primarily due to the inclusion of Polar’s employees. On June 28, 2002, Atlas and the Airline Pilots Association (ALPA) reached a tentative agreement for a first labor contract. The contract was ratified by Atlas’ pilots on July 29, 2002, and had no financial impact on the Company’s second quarter results. Atlas’ pilot labor cost is estimated to increase by approximately 17 percent during the first year of the contract. Atlas’ pilot labor cost represents approximately 34.8 percent of the Company’s total labor cost.

Aircraft rents increased $12.5 million primarily due to the addition of Polar’s ten operating leased aircraft. The Company also has lease financing in place from Boeing Capital Aviation Services on a B747-400 that was delivered on June 30, 2002.

Depreciation expense increased $6.7 million primarily due to the inclusion of Polar’s B747-100 fleet, resulting from a purchase price reallocation under SFAS 141. These aircraft will be fully depreciated during the third quarter, as they are scheduled to be taken out of service by September 1, 2002.

Ground handling and airport fees increased $16.9 million, primarily due to the inclusion of Polar’s scheduled service and all- inclusive products such as the Partnership Program, Partial ACMI and Fractional ACMI. These all -inclusive products now account for approximately 46.0 percent of our consolidated block hours.

Maintenance expense increased 35.6 percent principally due to the addition of Polar’s 12 B747 aircraft fleet. Expenses also increased on the GE-powered B747-400 engine overhaul maintenance program. The B747-400 engine overhaul program is structured as a power by the hour program that has built-in escalation provisions that increase over a ten year period. The Company also recorded within the second quarter an additional $2.0 million for a contractual periodic reconciliation within our B747-200 fleet power by the hour contract with our overhaul service provider.

Since the majority of our scheduled services, military charter services and other all- inclusive products bear the risk of increased fuel cost, aircraft fuel expense increased $37.1 million, due primarily to volume increases.

The Company recorded a $7.9 million impairment charge on six B747 aircraft that were being held for sale. These aircraft now have book values equal to the lower of cost or market values and will be placed back into held for use status and depreciated to their estimated salvage value over their estimated remaining lives beginning in the third quarter.

Other operating expenses increased 57.2 percent, or $18.6 million, due primarily to increases in crew travel and incidental costs, driven by the acquisition of Polar, and higher insurance and bad debt expense. We recorded $3.1 million in bad debt expenses related to aged receivables greater than one year old. As a result of the September 11, 2001 terrorist attacks, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. The US Government has supplemented the commercial war-risk insurance until August 17, 2002 with a third party liability policy to cover losses to persons other than employees or passengers for renewable 60-day periods. In the event the insurance carriers reduce further the amount of insurance coverage available or the Government fails to renew war-risk insurance, the Company’s results of operations, financial position, or cash flows could be adversely impacted.

Interest income decreased $2.4 million, due primarily to decreases in interest rates and a decline in available cash balance. Interest expense decreased $5.7 million or 23.4 percent, resulting primarily from the decrease in the Company’s long-term debt and lower interest rates. Approximately one third of our long-term debt is LIBOR based. Capitalized interest decreased $1.1 million, due primarily to a decrease in interest rates, as the interest on the deferred portion of the purchase deposits are LIBOR-based and purchase deposits for flight equipment have been minimal since the same period in 2001.

The effective tax rate for the three months ended June 30, 2002 was 37.5 percent and reflects the provision in Congress’ economic stimulus package that changes the period for carrybacks of net operating losses (NOLs). This change permits the Company to carry back 2001 and 2002 NOLs for five years, rather than two years, allowing the Company to recover its NOLs more quickly. The extended NOL carryback resulted in a $24 million refund during the second quarter.

Six Months Ended June 30, 2002 and 2001

Summary The Company recorded a net loss of $40.9 million, or $1.07 per basic share, during the six months ended June 30, 2002, which included a $7.9 million impairment charge, a $6.3 million bad debt expense for aged receivables greater than one year, and $4.2 million of depreciation for B747-100’s as a result of a purchase price reallocation. This compares to a net loss of $50.6 million, or $1.33, per basic share for the same period in 2001, which also included a $71.4 million restructuring and impairment charge, and a pilot profit sharing settlement expense of $22.8 million. On November 1, 2001, AAWH purchased Polar, whose operating results are included in the accompanying condensed consolidated financial statements for the six-month period ended June 30, 2002 but not for the six-month period ended June 30, 2001.

The Company’s operating revenues increased $152.4 million, or 46.3 percent, in the first six months of 2002 from the same period last year. Polar’s operating revenues were $203.8 million. Atlas’ operating revenue decreased $37.2 million during the first six months of 2002, or 11.3 percent, prior to eliminations, from the first six months of 2001.

Contracted revenues decreased by 27.6 percent, or $84.2 million, in the first six months of 2002 from the same period in 2001 due to lower utilization and ACMI contracts that were not renewed.

Charter revenues increased by $130.2 million primarily due to increased US military charters, which are the highest yielding service offered by AAWH. Military charters are awarded within 45 days in advance of flight, making forecasting difficult. There can be no assurance that the US Government will continue military missions at the same level in the future.

Scheduled service revenues were $113.4 million during the first half of 2002 or 23.5 percent of the total operating revenue for the six months ended June 30. There were no scheduled service revenues last year. The scheduled service traffic (revenue ton miles) were 451.7 million on total capacity of 729.3 million available ton miles. The load factor for the first six months was 61.9 percent with a 26.28 cent yield (the average rate a customer pays to ship one ton one mile).

The Company’s operating expenses, increased by $128.5 million or 33.3% to $514.4 million compared to $385.9 million in the first six months of 2001. Included in operating expenses for the first six months of 2002 and 2001 were restructuring and impairment charges of $7.9 million and $71.2 million, respectively, and a pilot profit sharing settlement of $22.8 million in 2001. The increase in operating expenses was driven by the inclusion this year of Polar’s operating costs, which totaled $202.5 million for the first six months of 2002. Atlas’ operating costs, (prior to eliminations), decreased $59.9 million or 15.5 percent, in the first six months compared to the same period last year, driven largely by higher levels of all-inclusive flying for the US military, offset by lower restructuring and impairment charges, as well as a pilot profit sharing settlement recorded in 2001.

Salaries, wages and benefits increased 44.4 percent, or $25.3 million, to $82.3 million, primarily due to the inclusion of Polar’s employees. On June 28, 2002, Atlas and ALPA reached a tentative agreement for a first labor contract. The contract has been ratified by Atlas’ crewmembers and has had no financial impact to date. In May 2001, the Company restored its profit sharing to pilots retroactive to April 1999, resulting in a 2001 settlement of $22.8 million. Atlas’ pilot labor cost represents approximately 35.5% of the Company’s total labor cost.

Aircraft rents increased $28.0 million primarily due to the addition of Polar’s ten leased aircraft. The Company also has lease financing in place from Boeing Capital on a B747-400 that was delivered on June 30, 2002.

Depreciation expense increased $8.2 million primarily due to the inclusion of Polar’s B747-100 fleet resulting from a purchase price reallocation under SFAS 141. These aircraft will be fully depreciated during the third quarter, as these aircraft are scheduled to be taken out of service by September 1, 2002.

Ground handling and airport fees increased $38.5 million, primarily due to the inclusion of Polar’s scheduled service and all-inclusive products such as the Partnership Program, Partial ACMI and Fractional ACMI. These all -inclusive products now account for approximately 47 percent of our consolidated block hours.

Maintenance expense increased $20.3 million, or 32.8 percent, primarily due to the volume increase of Polar’s 12 B747 aircraft fleet. Expenses also increased on the GE-powered B747-400 engine overhaul maintenance program. The B747-400 engine overhaul program is structured as a power by the hour program that has built in escalation provisions that increase over a ten year period. The Company also recorded an additional $2.0 million for a contractual periodic reconciliation within our B747-200 fleet power by the hour contract with an overhaul service provider.

Since the majority of our scheduled services, military services and other all-inclusive products bear the risk of fuel cost, aircraft fuel expense increased $65.2 million, due primarily to volume increases.

During the second quarter of 2001, in response to global economic conditions and the corresponding decline in air cargo demand, we decided to make six aircraft, a combination of Boeing 747-200 and 300s, available for sale. As a result, and in accordance with then SFAS 121, “Accounting for the Impairment of Long- Lived Assets and Long-Lived Assets to be Disposed of”, we recorded a $54.1 million charge within the caption Restructuring and Impairments. We also made the decision to terminate our construction of the Miami hangar facility, which resulted in an impairment charge of $13.2 million, during the second quarter of 2001. Subsequently, in accordance with SFAS 144, we recorded an additional $7.9 million impairment charge during the second quarter of 2002 on the six B747 aircraft that were held for sale due to continuing erosion of aircraft values. These aircraft will be placed back into held for use status and depreciated down to their estimated salvage value over their estimated remaining lives beginning in the third quarter. Estimated depreciation expense for these six aircraft is expected to be $1.2 million per quarter.

Based on the events above, we also announced a pilot furlough of 105 crew members and reduced work staff of 200 other employees. Under the restructuring plan, the affected employees received severance and termination benefits resulting in a 2001 second quarter charge of $3.9 million. No expenses related to the restructuring have been incurred in 2002.

Other operating expenses increased 51.4 percent, or $29.2 million, due primarily to increases in travel and incidental costs, driven by the acquisition of Polar, and higher insurance and bad debt expense. We recorded $6.3 million in bad debt expenses related to aged receivables greater than one year old during the current period. As a result of the September 11, 2001 events, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they have significantly increased the premiums for such coverage as well as for aviation insurance in general. The US Government has supplemented the commercial war-risk insurance until August 17, 2002 with a third party liability policy to cover losses to persons other than employees or passengers for renewable 60-day periods. In the event the insurance carriers reduce further the amount of insurance coverage available or the Government fails to renew war-risk insurance, the Company’s results of operations, financial position, or cash flows could be adversely impacted.

Interest income decreased $6.7 million, due primarily to decreases in interest rates and lower available cash balances. Interest expense decreased $5.3 million, or 10.6 percent, resulting primarily from the decrease in the Company’s long-term debt and lower interest rates. Approximately one third of our long-term debt is LIBOR-based. Capitalized interest decreased $1.5 million, due primarily to a decrease in interest rates, as the interest on the deferred portion of the purchase deposits are LIBOR-based and purchase deposits for flight equipment have been minimal since the same period in 2001.

The effective tax rate for the six months ended June 30, 2002 was 37.8 percent and reflects the provision in Congress’ economic stimulus package that changes the period for carrybacks of net operating losses (NOLs). This change permits the Company to carry back 2001 and 2002 NOLs for five years, rather than two years, allowing the Company to recover its NOLs more quickly. The extended NOL carryback resulted in a $24 million refund during the second quarter.

Cash Flows

Operating Activities: Net cash used by operating activities for the six months ended June 30, 2002 was $3.0 million, including a $24 million refund from the IRS, compared to net cash used by operating activities of $64.2 million for the six months ended 2001. The cash flows from operating activities for the six months ended June 30, 2002 do not reflect non-cash reclassifications between property, plant and equipment and prepaid expenses of $30 million, and accrued liabilities and prepaid expenses of $32 million, both representing prepaid aircraft rent paid in previous periods.

Investing Activities: Net cash expenditures for investing activities of $11.7 million for the six-month period ended June 30, 2002 reflect capital expenditures of $24.1 million, partially offset by the net maturity of investments of $12.4 million. Net cash expenditures for investing activities of $64.3 million for the six month period ended June 30, 2001 reflect capital expenditures of $127.8 million, partially offset by proceeds from the sale of property and equipment of $53.9 million and net maturing investments of $9.5 million.

Financing Activities: Net cash used for financing activities of $45.6 million for the six month period ended June 30, 2002 consisted primarily of $46.4 million of payments on long term debt and capital lease obligations, partially offset by net proceeds from issuances of treasury stock of $.9 million. Net cash used for financing activities of $65.3 million for the six months ended June 30, 2001 consisted primarily of $64.1 million of payments on long term debt and capital lease obligations, partially offset by net proceeds from issuance of common and treasury stock.

LIQUIDITY AND CAPITAL RESOURCES

We expect to fund our anticipated cash requirements (including payments of principal and interest on outstanding indebtedness, lease payments and capital expenditures, exclusive of aircraft acquisitions from operating cash flow and our cash and short-term investments. At June 30, 2002, our cash and short term investments totaled $278.3 million. We generally fund the purchases of aircraft from external sources.

The contractual nature of our debt and lease obligations is such that first and third quarter payments are significantly larger than those in the second and fourth quarters. In addition, our business is highly seasonal, with peak revenue activity typically occurring in the second half of the year, particularly in the fourth quarter.

During the quarter, we amended the terms of Atlas’ Aircraft Loan Facility and its AFL III term loan (see Capital Structure). The amendments primarily focused on easing the minimum liquidity covenant through the end of the year. At quarter-end, Atlas cash and short-term investments equaled $256.7 million.

The amendments also revised the leverage and interest coverage ratios through December 31, 2002. These ratios, along with the net worth covenant, are considerably more restrictive than the amended liquidity covenant and as such, will be monitored closely. Should they prove too restrictive, we will work with the lead bank to obtain further amendments or waivers. In any event, Atlas will be required to consult with the lead bank and its bank group during the second half of 2002 in order to amend covenants for 2003 and beyond. There can be no assurance that the banks will agree to any such waivers or amendments should the 2002 covenants be revisited, or of a successful re-negotiation with respect to the 2003 covenants. A breach of any covenant under these facilities would permit the lender to declare the balance to be due and payable.

We are highly leveraged and have significant amounts of long-term financial obligations coming due over the next several years. At June 30, 2002 our outstanding long-term debt, including the current portion, measured $978.6 million and long-term lease obligations amounted to $3.0 billion. We believe that the current cash and short-term investment balances, together with cash flow from operations, are sufficient to meet our anticipated liquidity needs for the next twelve months. Based on the current conditions in the aviation industry and the global economy, however, positive cash flow from operations over a similar time frame cannot be assured. To the extent that operating cash flow and cash and investments on hand prove insufficient to fund planned operating activities, to service our debt and to meet our lease obligations, we would be required to sell assets and/or engage in refinancings to meet any such deficiency. There can be no assurance that any such refinancing or sale of assets could be realized, or on terms favorable to the Company.

Capital Structure

The following table sets forth our long term debt (including current maturities) (dollars in thousands):

	At June 30, 2002	At December 31, 2001

AFL III Term Loan Facility Aircraft Credit Facility Senior Notes EETCs Other	$213,149 50,607 437,335 178,210 99,255	$213,149 68,107 437,328 190,091 116,311

	$978,556	$1,024,986

During the quarter, we amended the terms of Atlas’ Aircraft Credit Facility and its AFL III term loan. The amendments primarily focused on easing the minimum liquidity covenant through the end of the year. In addition, the leverage and interest coverage ratios were likewise amended through December 31, 2002. (see Liquidity and Capital Resources) The amendments also reduced the available amount under the Aircraft Credit Facility from $140 million to the existing drawn amount of $50.6 million, and converted the drawn amount to a term loan; it additionally requires Atlas to pledge three previously unencumbered aircraft to the AFL III lenders. As part of these amendments, Atlas agreed to an increase in the interest rate on related borrowings by 50 basis points.

At June 30, 2002 Atlas was in compliance with the financial covenants contained in its credit agreements.

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

Revenue Recognition

Under our ACMI contracts and charter services, revenue is recognized in the financial statements for the actual block hours operated on behalf of a customer during a calendar month, unless the actual block hours are less than the minimum guaranteed hours under the contract, in which case revenue is recognized for minimum guaranteed hours. Some contracts contain a provision that allows customers to make up the shortfall in the minimum guaranteed hours over specified future months (measurement period). Under those contracts, revenue is recognized for the actual block hours flown and recognition of the shortfall in minimum guaranteed hours is deferred until either the shortfall has not been made up at the end of the measurement period or there is a fair degree of certainty during the measurement period that the cumulative shortfall will not be made up. Under scheduled service, revenue is recognized upon completion of the particular flight segment.

Planned Major Maintenance Activities

A significant portion of scheduled and unscheduled maintenance is contracted with three maintenance providers under long-term agreements pursuant to which monthly reserve payments are made to the providers based on flight-hours and such amounts are charged to expense. Other maintenance and repairs are charged to expense as incurred, except for significant airframe overhauls which are capitalized and charged to expense on a flight-hour basis and certain other major maintenance events which are capitalized and amortized over the corresponding life.

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

OUTLOOK

The September — December period is traditionally a period of peak activity in the global cargo market. All indications are that this year’s September — December period will be very active. The Company currently expects consolidated block hours for the third and fourth quarters to be significantly greater than those experienced during the first half of the year. All of the Company’s lines of business should show improved results, particularly its charter and scheduled service activities. As a result, the Company currently expects to reactivate three of the six aircraft currently parked by Atlas.

Block hour production, which does not include dry lease hours, should be in the 36 to 38 thousand range in the third quarter, and the 39 to 41 thousand range in the fourth quarter. All of the Company’s lines of business should show increased activity, with its charter and scheduled service activities the most improved.

Operating expenses will also increase due to incremental activity, the recently ratified pilot contract at Atlas, and in maintenance on aircraft reactivated.

While the Company’s return to annual profitability is dependent on a more sustained global recovery, the increased activity in the September — December period is expected to result in profitable operations during the second half of the year. As previously disclosed, however, the Company continues to believe that its full year’s results will produce a loss.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “believes,” and similar expressions are intended to identify forward-looking statements. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, block hour estimates for the remainder of the year, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, including but not limited to the Form 10-K for the year ended December 31, 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As our traditional ACMI business model changes to a more risk- inherent product with the acquisition of Polar and its scheduled service, hub services, including the Partnership Program, and expanded charter services, our results of operations are impacted more significantly by changes in the price of aircraft fuel. Aircraft fuel comprised 13.7% of our operating expenses during the first six months of 2002, compared to 6.5% for the full year 2001. We expect this expense to grow as our charter, scheduled and other service operations become a larger portion of our business.

Based on our estimated fuel consumption for 2002, a 10% increase in the average price per gallon of aircraft fuel would increase our fuel cost by $16 million.

We are currently reviewing hedging strategies and may engage in future fuel hedging activities or fuel purchase commitments in order to manage the price and utilization of our fuel expense.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The grievance filed by the Air Line Pilots Association against the Company’s wholly owned subsidiary, Polar Air Cargo, Inc. (“Polar”), for a pay raise allegedly due Polar’s crewmembers in December 2001 was settled in May 2002. The settlement provides for a 1.5 percent wage increase for the crewmembers retroactive to December 1, 2001. For additional information concerning this matter, see Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)  The annual meeting of stockholders was held on June 4, 2002.

(b)  All director nominees were elected.

(c)  Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Election of Directors

Director	Votes Received	Votes Withheld

Linda Chowdry	33,710,282	1,708,528
Lawrence W. Clarkson	33,702,964	1,715,846
Richard A. Galbraith	33,704,538	1,714,272
Stephen A. Greene	33,711,253	1,707,557
David K. P. Li	33,724,611	1,694,199
James T. Matheny	31,876,767	3,542,043
Brian H. Rowe	33,724,648	1,694,162
Richard H. Shuyler	31,869,796	3,549,014
Ronald B. Woodard	33,702,538	1,716,272

Proposals and Vote Tabulations

		Votes Cast		Broker
	For	Against	Abstain	Non-votes

Approval of the Appointment of Independent Accountants for 2002	35,058,804	341,939	18,067	-0-
Approval of Amendment to Long Term Incentive and Share Award Plan	26,478,126	5,317,621	802,226	2,820,837

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

     None.

(b) Reports on Form 8-K

     On April 3, 2002, Atlas Air filed a Current Report on Form 8-K reporting, under Item 5 — Other Events, guidance regarding expected financial results for the first quarter and full-year 2002, expected cash balances at the end of the first quarter and at year-end 2002 and anticipated block hour distribution for the first quarter and full-year 2002.

     On April 26, 2002, Atlas Air filed a Current Report on Form 8-K reporting, under Item 4 — Changes in Registrant’s Certifying Accountant, the dismissal of Arthur Andersen LLP as the Company’s independent public accountants and the appointment of Ernst & Young LLP to so act.

     On May 30, 2002, Atlas Air filed a Current Report on Form 8-K reporting, under Item 5 — Other Events, that the National Mediation Board had released Atlas Air and its crewmembers from mediated negotiations with respect to a first labor contract covering the Company’s pilots and flight engineers.

     On June 14, 2002, Atlas Air filed a Current Report on Form 8-K reporting, under Item 5 — Other Events, guidance regarding expected financial results for the second quarter and full-year 2002 and an anticipated reduction in the Company’s second quarter block hours.

     On June 21, 2002, Atlas Air filed a Current Report on Form 8-K reporting, under Item 5 — Other Events, that an agreement had been reached with Atlas’ bank lenders to amend certain loan agreements for 2002.

     On June 28, 2002, Atlas Air filed a Current Report on Form 8-K reporting, under Item 5 — Other Events, that a tentative agreement had been reached with the Airline Pilots Association for a first labor contract covering the Company’s pilots and flight engineers.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Date: August 2, 2002	By:	/s/ Douglas A. Carty Douglas A. Carty Senior Vice President and Chief Financial Officer

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Atlas Air Worldwide Holdings, Inc. (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the periods ended June 30, 2002 fully complies with the requirements of Section     13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.

Dated:	August 2, 2002	/s/ Richard H. Shuyler Richard H. Shuyler Chief Executive Officer

/s/ Douglas A. Carty Douglas A. Carty Chief Financial Officer