Form 10-K
period 2004-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2005-06-30
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Atlas Air Worldwide Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	0-25732	13-4146982
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2000 Westchester Avenue, Purchase, New York		10577
(Address of principal executive offices)		(Zip Code)
(914) 701-8000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004: $1,726,988.1 As of June 1, 2005, there were 3,650,149 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

APPLICABLE TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE:

None

[1]

The registrant emerged from Chapter 11 bankruptcy proceedings on July 27, 2004. The shares of common stock traded prior thereto had nominal value and were cancelled and extinguished at the time of the registrant’s emergence from bankruptcy.

EXPLANATORY NOTE

          Atlas Air Worldwide Holdings, Inc., after having filed a voluntary bankruptcy petition for relief under Chapter 11 of the United States Bankruptcy Code on January 30, 2004 and emerging from bankruptcy on July 27, 2004, did not timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The information reported herein is as of December 31, 2004 unless otherwise noted.

FORWARD LOOKING STATEMENTS AND INFORMATION

          This Annual Report on Form 10-K (the “Report”) and other statements issued or made from time to time by or on behalf of Atlas Air Worldwide Holdings, Inc. (“AAWW” or “Holdings”) or its management contain statements that may constitute “Forward-Looking Statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Those statements and information are based on management’s beliefs, plans, expectations, and assumptions and on information currently available to AAWW. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “project,” “estimate” and similar expressions used in the Report that do not relate to historical facts are intended to identify forward-looking statements.

          The forward-looking statements in the Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in Item 1, “Risk Factors.” Many of such factors are beyond AAWW’s control and are difficult to predict. As a result, AAWW’s future actions, financial position, results of operations and the market price for AAWW’s common stock could differ materially from those expressed in any forward-looking statements made by AAWW. Readers are therefore cautioned not to place undue reliance on forward-looking statements. AAWW also does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

          AAWW, is a holding company with two principal wholly owned operating subsidiaries—Atlas Air, Inc. (“Atlas”) and Polar Air Cargo, Inc. (“Polar”). Collectively, these entities (along with AAWW’s other subsidiaries) are referred to herein as the “Company,” “we,” “us,” or “our.” We provide air cargo and related services throughout the world, serving Asia, Australia, the Middle East, Africa, Europe, South America and the United States through two principal means: (1) contractual lease arrangements in which we provide the Aircraft, Crew, Maintenance And Insurance (“ACMI,” “ACMI Contracts” or, in certain circumstances, “wet leases”); and (2) airport-to-airport scheduled air-cargo service (“Scheduled Service”). We also provide military charter services (the “AMC Charter” business), as well as commercial charter services. We operate exclusively Boeing 747 freighter aircraft. Our operating fleet totaled 43 aircraft at December 31, 2004 and 42 aircraft as of June 1, 2005. The reduction in fleet size was due to the retirement of a Boeing 747-200 aircraft, which was damaged in a runway excursion in January 2005 and which we decided not to repair.

          AAWW was incorporated in Delaware in 2000. Our principal executive offices are located at 2000 Westchester Avenue, Purchase, New York 10577, and our telephone number is (914) 701-8000.

          During the 1990’s, the increased demand for air cargo services, the decrease in passenger airline cargo capacity, and the continuing pressure on the passenger airline industry to reduce operating costs provided air cargo companies with opportunities to expand their air cargo outsourcing services. Most commercial airlines focused their business on transportation of passengers and not air cargo. Nevertheless, most passenger airlines have air cargo customers that require timely and dependable air cargo service. Airlines have serviced such cargo demand through use of “belly” cargo capacity on their scheduled passenger aircraft. Passenger flights are generally scheduled for the convenience of passengers rather than the needs of air cargo customers. Consequently, many airlines outsource to meet their additional air cargo needs, rather than allocating significant resources and expanding their fleet of freighter aircraft to service effectively their air cargo customers. Outsourcing provides a cost-effective and efficient alternative for passenger airlines to maintain and expand the air cargo portion of their business.

          In the early 1990’s, Michael A. Chowdry, the founder of Atlas, observed that passenger airlines were losing money and parking aircraft, while a limited number of high gross weight long-haul cargo aircraft were being more fully utilized. Mr. Chowdry saw an opportunity, secured financing and founded Atlas.

          Atlas began operations in early 1993 with one aircraft. By February 1994, only one year after Atlas received its certification from the Federal Aviation Administration (the “FAA”), Atlas had grown from a single aircraft and 23 employees to four aircraft with over 150 employees.

          From its initial FAA certification in 1993 through 2000, Atlas experienced substantial growth in its fleet and its operating revenues. Though Atlas’ fleet initially grew through the purchase or lease of older Boeing 747 aircraft, most of which were reconfigured from passenger to cargo use, in mid-1997 Atlas placed an order for ten new and higher performance Boeing 747-400 freighters, with an option to purchase up to ten more. By 1998, demand for its services was so strong that Atlas exercised options beyond its initial order of ten Boeing 747-400 aircraft and instead purchased twelve aircraft. In 2000, Atlas’ fleet grew to a total of 36 Boeing 747-200 and 747-400 aircraft. The Company adopted its holding company structure in February 2001, whereby Atlas Air Worldwide Holdings, Inc. became the parent holding company of Atlas. Late in November 2001, the Company expanded its product line by acquiring Polar from General Electric Capital Aviation Services. The acquisition added Polar’s B747 fleet and global Scheduled Service operations to the Company’s existing portfolio of products (See “Strategy”, below). Subsequent to the acquisition of Polar, Atlas and Polar took delivery of four additional 747-400 aircraft in the second half of 2002.

Events Leading to Our Chapter 11 Filing

          Beginning in 2001, the Company was negatively impacted by a number of developments that affected the Company’s operations and its ability to service its debt and lease obligations. In the years leading up to the filing of a voluntary petition under Chapter 11 (“Chapter 11”) of title 11 of the United States Code, 11 U.S.C. 101 et seq. (the “Bankruptcy Code”) on January 30, 2004, the Company’s debt and lease obligations increased substantially in connection with the refinancing of aircraft and the acquisition of additional aircraft as described above.

          During the period from 2001 to 2004, the Company and air cargo carriers generally, suffered from (i) a challenging economic environment, especially in the technology and telecom sectors, which historically had been large users of air cargo capacity, (ii) reduced demand for air cargo services, and (iii) the events of September 11, 2001. While prior industry projections anticipated continued growth in the air cargo market, the air cargo industry experienced a 9.7 % decline in demand (measured as revenue ton miles) in 2001, representing the worst year-over-year decline on record.

          In October 2002, the Company announced that it would need to restate its financial statements for the 2000 and 2001 fiscal years. The decision to restate was based chiefly on a determination by the Company that certain expenses had been understated in prior years. At that time, the Company anticipated that the restatement would be completed in early 2003.

          The Company was unable to file its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 because the restatement had not been completed by the due date of the report. As a result, Deutsche Bank, the agent under two credit facilities maintained by two subsidiaries of the Company, notified these subsidiaries that failure to provide financial statements for the third quarter of 2002 created a default under such facilities. In early January 2003, the Company entered into an amendment and waiver with Deutsche Bank under these two credit facilities to amend the loan agreements maintained by the subsidiaries and to waive certain events of default under the loan agreements and related aircraft leases.

          In response to the challenging operating environment, in early 2003, the Company also embarked on a comprehensive program that included a change in senior management and the initiation of an aggressive operational and financial restructuring plan. Throughout the course of 2003, management implemented significant cost saving initiatives and negotiated with various lessors and secured aircraft creditors to reduce and or defer rents and payments on the Company’s aircraft. By the end of 2003, the Company was able to negotiate binding term sheets and restructuring agreements with a majority of its significant aircraft lenders and lessors.

          A number of the restructuring agreements that the Company entered into prior to filing for bankruptcy required, as part of their implementation, a Chapter 11 filing by the Company. In addition, it was believed that a Chapter 11 filing would help facilitate the restructuring program by establishing one forum for the resolution of claims and implementation of a wide range of restructuring agreements. The Chapter 11 filing was also intended to help facilitate the issuance of the new equity securities required by certain of the restructuring agreements. See Note 3 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of the Report for additional information concerning our restructuring.

Chapter 11 Bankruptcy Proceedings

          On January 30, 2004 (the “Bankruptcy Petition Date”), AAWW, Atlas, Polar and two other of AAWW’s subsidiaries, Airline Acquisition Corp I and Atlas Worldwide Aviation Logistics, Inc. (“Logistics,” and together with AAWW, Atlas, Polar and Acquisition collectively, the “Debtors”) each filed voluntary bankruptcy petitions for relief under Chapter 11, in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). The Bankruptcy Court jointly administered these cases as In re: Atlas Air Worldwide Holdings, Inc., Atlas Air, Inc., Polar Air Cargo, Inc., Airline Acquisition Corp I, and Atlas Worldwide Aviation Logistics, Inc., Case No. 04-10792 (collectively, the “Chapter 11 Cases”). During the course of the Chapter 11 Cases, the Debtors operated their respective businesses as debtors-in-possession (“DIPs”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and the orders of the Bankruptcy Court. The Consolidated Financial Statements appearing in Item 8 of Part II of this Report include data for all of our subsidiaries, including those that did not file for relief under Chapter 11.

          The Debtors emerged from bankruptcy protection under the Second Amended Joint Plan of Reorganization (the “Plan of Reorganization”), which (i) was confirmed by the Bankruptcy Court on July 16, 2004 and (ii) after each of the conditions precedent to consummation was satisfied or waived, became effective July 27, 2004 (the “Effective Date”). In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the Company adopted fresh-start accounting as of the Effective Date. Reference is made to Item 8 of Part II of the Report for additional information concerning the Company’s reorganization. References to “Predecessor Company” refer to the Company prior to July 28, 2004. References to “Successor Company” refer to the Company after July 27, 2004, following the adoption of fresh-start accounting. As a result of fresh-start accounting, the Successor Company’s Consolidated Financial Statements are not comparable with the Predecessor Company’s Consolidated Financial Statements.

Strategy

          With the completion of our restructuring and our emergence from Chapter 11, our primary objectives are to maintain a safe and efficient operation, streamline our operations, restore and sustain profitability and rebuild stockholder value. We are undertaking a number of significant strategic measures designed to achieve these objectives. These measures include the following:

•

Optimizing our Scheduled Service network so that this business segment can ultimately attain profitability. The elimination of certain unprofitable markets and an increased presence in China are two factors that are expected to help this business segment in its attempt to achieve positive financial results;

•	Continuing our efforts to reduce our overhead and operating costs and to maximize productivity.

Examples of these measures include (i) reductions in crew travel costs and improvements in crew scheduling and efficiencies, (ii) rationalizing station overhead in connection with our ground operations, and (iii) optimizing efficiencies in our maintenance program and at our maintenance facilities to lower unit maintenance costs;

•

Improving the flexibility and efficiency of our operations by overhauling our procedures in several key facets of flight operations, ground operations and maintenance. In November 2004, we initiated steps to combine the Atlas and Polar pilot-union bargaining units, both of which are represented by the Air Line Pilots Association. We expect this merger to be completed in 2006. We have also begun the process of merging the Atlas and Polar operating certificates into a single certificate. Doing so is expected to eliminate duplicative efforts in the operations and compliance areas. Merger of the operating certificates is expected to occur by the end of the first quarter of 2006. While operations are expected to be consolidated under the Polar certificate, we will continue to do business as two brands—Atlas in the wet leasing or ACMI market, Polar in the Scheduled Service freight market, with each continuing its participation in the charter market. Both brands will maintain their separate identities, but they will derive their lift capacity from a shared operation;

•

Actively managing our asset base by optimizing capacity allocations among our various service types and by selectively disposing of unproductive assets, including our aging 747-200 aircraft, and replacing them with newer more modern aircraft. Systematic implementation of this initiative will enable us to offer our customers new services and fleet types that complement their needs for additional, more modern, lift capacity. Our recent agreement with Israel Aircraft Industries to acquire slots for the potential conversion of four Boeing 747 passenger aircraft to freighter configuration between late 2007 and mid-2008 is an example of our fleet renewal efforts;

•	Pursuing growth opportunities, which may include offering customers new services and fleet types, which may include entry into passenger ACMI business;

•	Continuing our efforts to maximize our financial flexibility, which may include refinancing our debt and issuing new debt and/or equity securities.

          While we still face a number of significant challenges, several of which are beyond our control (see “Risk Factors” in Item 1 of Part I below), we believe that implementing these and certain other strategic measures represent important moves toward restoring and sustaining profitability and enhancing long-term stockholder value.

Operations

          Introduction. We operate our business through four reportable segments: ACMI Contracts, Scheduled Service, Air Mobility Command (“AMC”) Charter for the U.S. military and Commercial Charter. All reportable segments are directly or indirectly engaged in the business of air cargo transportation but have different economic characteristics, which are separately reviewed by management. Financial information regarding our operating segments may be found in Note 15 “Segment Reporting” in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of the Report.

          ACMI Contracts. Historically, the core of our business has been leasing aircraft to other airlines on an ACMI basis. Under an ACMI contract, customers receive a dedicated aircraft that is crewed, maintained and insured by Atlas in exchange for an agreed level of operation. We are paid a fixed hourly rate for the time the aircraft is operated. All other direct operating expenses, such as fuel, landing fees and ground handling, are generally absorbed by the customer, who also bears the commercial risk of load and yield.

          All of our ACMI contracts provide that the aircraft remain under our exclusive operating control, possession and direction at all times. The ACMI contracts further provide that both the contracts and the routes to be operated may be subject to prior and/or periodic approvals of the United States and foreign governments.

          ACMI contracts reduce the short-term volatility of our operating revenue. They minimize yield and traffic demand risk traditionally associated with the air cargo business and provide a more predictable annual revenue and cost base. All of our revenues, and most of our costs, under ACMI contracts are denominated in U.S. dollars, thus avoiding currency risks associated with international business.

          Our principal ACMI customers include Emirates, Qantas, Air New Zealand, Cargolux, Korean Air, British Airways and Lan Cargo. ACMI contract revenue represented 26.6 % of our operating revenues for the year ended December 31, 2004, as compared to 22.1% and 30.4% for 2003 and 2002, respectively. ACMI contract revenue is recognized as the actual Block Hours operated on behalf of a customer are incurred or according to the minimum revenue guarantee defined in a contract.

          Our ACMI contracts have had terms ranging from two months to five years. At December 31, 2004, we had 21 ACMI contracts covering 21 aircraft, expiring at various times from 2005 to 2009. The original length of these contracts ranged from two months to five years. Emirates Airlines currently our most significant customer, accounted for approximately 34.3% of ACMI revenue and 9.1% of our total operating revenue during 2004. In addition, we have also operated short-term, seasonal ACMI contracts with companies such as UPS, FedEx Corporation (“FedEx”), Lufthansa and El Al, among others, and we anticipate doing so in the future.

          The following table sets forth revenues expected to be derived from our existing ACMI customers having contracts with at least a one-year term as of December 31, for the years indicated (in millions):

2005	$449
2006	219
2007	77
2008	38
2009	8

$791

          Scheduled Service. Polar provides scheduled air cargo services. Its primary customers are the world’s largest international freight forwarders and agents. Polar operates airport-to-airport routes on a specific schedule, and customers pay to have their freight carried on that route and schedule. Polar’s scheduled all-cargo network serves four principal economic regions: North America, South America, Asia and Europe. Polar offers access through its limited-entry operating rights to Japan at Tokyo’s Narita Airport and to China at Shanghai’s Pudong Airport. Beginning as a small, trans-Pacific operator over 10 years ago, Polar’s Scheduled Service operation (“Scheduled Service”) now provides approximately 18 daily departures to 14 different cities in eight countries across four continents. Polar’s customer relationships are supported by the flight frequency and dependability of Polar’s global network support.

          Scheduled Service is designed to achieve several key objectives: to provide prime-time arrivals and departures on key days of consolidation for freight forwarders and shippers; to coordinate the various departure and arrival combination points necessary to offset directional imbalances of traffic; and to arrange a global connecting or through-service network between economic regions to achieve higher overall yields and load factors. Scheduled Service imposes both load and yield risk on Polar since it generally provides the service regardless of traffic. Unlike Atlas’ ACMI operations, Polar’s Scheduled Service business bears all direct costs of operation, including fuel, insurance, overfly and landing fees, and aircraft and cargo handling. Distribution costs include direct sales costs through our own sales force and through commissions paid to general sales agents. Commission rates are typically between 2.5% and 5.0% of commissionable revenue sold. The Scheduled Service business is highly seasonal, with peak demand coinciding with the retail holiday season, which traditionally begins in September and lasts through mid-December.

          Scheduled Service revenue represented 45.3% of our total operating revenues for the year ended December 31, 2004, as compared to 37.9% and 29.6% for 2003 and 2002, respectively. The majority of Polar’s business is conducted with large multi-national forwarders, which include DHL, Danzas Air and Ocean, EXEL Global Logistics, Expeditors International, EGL Global Logistics, Menlo Logistics and Nippon Express, among others. No single customer accounted for 10% or more of our Scheduled Service revenues for the year ended December 31, 2004.

          In late 2004, we undertook several initiatives to optimize our Scheduled Service business. These included eliminating service to certain unprofitable markets (primarily in India, North America and Asia) and reallocating excess fleet capacity primarily to our ACMI Contract business segment.

          The Asian market is extremely important to Polar, accounting for approximately 50.8%, 47.6% and 47.3% of Polar’s Scheduled Service revenue for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, we increased our presence in the China market by becoming one of only four U.S. freight operators permitted by the U.S. Department of Transportation (the “DOT”) to serve China on a Scheduled Service basis. Polar began Scheduled Service at Shanghai’s Pudong Airport in December 2004 with six weekly flights. In March 2005, Polar increased this level of service to nine flights. Three additional frequencies were recently awarded by the DOT, for a total of 12 flights per week beginning in March 2006. The DOT’s grant of additional rights next spring will allow Polar to offer twice-daily service to Shanghai on six days each week and to introduce service to Beijing on three of those flights.

          AMC Charter. The AMC Charter business entails providing full planeload charter flights to the U.S. military through the AMC. The AMC Charter business is similar to the Commercial Charter business described below in that we are responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel used during AMC flights is fixed by the military. The contracted charter rates (per ton mile) and fuel prices (per gallon) are established and fixed by the AMC for 12-month periods running from October through September each year. The AMC purchases capacity on a fixed basis annually and on an ad hoc basis continuously. While the fixed business is predictable, Block Hour levels for the ad hoc business are difficult to predict and are subject to fluctuation. The majority of our AMC business in 2004 was conducted on an ad hoc basis.

          We compete for AMC Charter business through a teaming arrangement devised for the allocation of AMC flying among competing carriers. There are currently two groups of carriers, or teams, that compete for AMC business. We are a member of the team led by FedEx. We pay a commission, based on the revenues we receive under such contracts. The AMC Charter business, while profitable, is also our most unpredictable business. Revenues derived from the AMC Charter business represented 20.0% of operating revenues for the year ended December 31, 2004, and 31.1% and 19.6% for 2003 and 2002, respectively.

          Commercial Charter. Our Commercial Charter business segment involves providing a full planeload of capacity to a customer for one or more flights based on a specific origin and destination. Customers include charter brokers, freight forwarders, direct shippers and airlines. Unlike ACMI flying, charter customers pay a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs. Revenue from the Commercial Charter business is short-term and unpredictable, as are the costs associated therewith.

          Revenues derived from our Commercial Charter business represented just 4.9% of our total operating revenues for 2004. However, when coupled with our AMC Charter operations, the Commercial Charter business complements our ACMI and Scheduled Service operations by increasing aircraft utilization during low seasons, positioning flights for scheduled operations in directionally weak markets, enabling performance of extra flights to respond to peak season Scheduled Service demand, diversifying our revenue streams and reducing ferries.

Sales and Marketing

          Atlas and Polar each has its own brand-specific sales and marketing organization. Each has regional offices covering the Americas, Asia and EMEIA (Europe, Middle East, India and Africa). Atlas’s sales organization markets its ACMI services and charter services directly to other airlines and indirect air carriers, as well as to charter brokers and agents. Polar’s sales organization markets its scheduled services and charter services directly, or through a network of offline general sales agents to freight forwarders. Additionally, we have a separate, dedicated Charter Business Unit that manages the AMC Charter business either directly, or indirectly through the Atlas and Polar sales organizations and manages our Commercial Charter business and capacity.

Maintenance

          As noted above, as of June 1, 2005 we operate a fleet of 42 Boeing 747-400 and 747-200 aircraft. The maintenance programs for these aircraft vary according to fleet type. After fuel, maintenance is our second-largest operating expense. Primary maintenance activities include scheduled and unscheduled work on airframes and engines. Scheduled maintenance activities encompass those activities specified in a carrier’s FAA-approved maintenance program. The costs necessary to adhere to this maintenance program will increase over time, based on the age of the aircraft and/or its engines or due to FAA airworthiness directives.

          Scheduled airframe maintenance includes low-level, daily checks that are effected at regular intervals (usually within 24-to-48 hours of completion of a flight) by our maintenance staff or third-party vendors. A/B checks are normally performed on the aircraft (usually at intervals ranging from 400 to 1,100 flight hours) by our maintenance staff or third-party vendors and are generally low-level in nature (see “Glossary” in Item 7 of Part II of the Report). C checks are higher level “heavy” airframe maintenance checks that are more extensive in scope and duration than A/B checks and are generally performed at 15-to-24 month intervals. C checks in respect of our 747-200 aircraft (performed by third-party vendors) are generally more involved than those performed on our 747-400 aircraft, chiefly due to the differences in the fleet types, including the age of the aircraft and in the maintenance programs and procedures that are prescribed by the FAA. Our employees and contractors at our maintenance facility in Prestwick, Scotland perform C checks on many of our 747-400 aircraft. D checks are the heaviest and most extensive of all the airframe maintenance checks and are generally performed at the earlier of 25,000-to-28,000 flight hours or a five-to-ten year interval. D checks for both our 747-200 and 747-400 aircraft are outsourced to third party vendors.

          Our FAA-approved maintenance program allows our engines to be maintained on an “on condition” basis. Under this arrangement, engines are sent for overhaul based on life-limited parts and/or performance deterioration.

          We believe that a balance between “in-house” and fixed, firm-priced contracts provides the most efficient means of maintaining our aircraft fleet and the most reliable way to forecast our maintenance costs. A certain portion of our lower-level maintenance activities (primarily daily and “A” checks) are performed on a time and material basis.

Insurance

          The Company maintains insurance of the types and in amounts deemed adequate to protect itself and its property, consistent with current industry standards. Principal coverage includes: liability for injury to members of the public; damage to property of the Company and of others; loss of, or damage to, flight equipment, whether on the ground or in flight; fire and extended coverage; directors and officers insurance; fiduciary; and workers’ compensation and employer’s liability. In addition to customary deductibles, the Company self-insures for all or a portion of its losses from claims related to medical insurance for employees.

          Since September 11, 2001, the Company and other airlines have been unable to obtain coverage for claims resulting from acts of terrorism, war or similar events (war-risk coverage) at reasonable rates from the commer-

cial insurance market. The Company has, as have most other U.S. airlines, therefore purchased its war-risk coverage through a special program administered by the federal government. The Emergency Wartime Supplemental Appropriations Act extended this insurance protection until August 2005. The Secretary of Transportation may extend this policy until December 31, 2005. If the federal insurance program terminates, the Company would likely face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, the Company’s ability to pass this additional cost on to customers may be limited.

Governmental Regulation

          General. Atlas and Polar are subject to regulation by the DOT and the FAA, among other governmental agencies. The DOT primarily regulates economic issues affecting air service, such as certification, fitness and citizenship, competitive practices, insurance and consumer protection. The DOT has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority or seek criminal sanctions. Atlas and Polar each hold DOT-issued certificates of public convenience and necessity plus exemption authority to engage in scheduled air transportation of property and mail, domestically and in enumerated international markets, and charter air transportation of property and mail on a worldwide basis. Atlas and Polar have determined that Atlas’ operating certificate will be consolidated into Polar’s. Atlas and Polar have commenced the process for obtaining the regulatory approvals required to consummate such consolidation. We expect this consolidation to occur in the first quarter of 2006, with the surviving air carrier henceforth doing business under both the Atlas and Polar brands.

          The DOT conducts periodic evaluations of each air carrier’s fitness and citizenship. In the area of fitness, the DOT seeks to ensure that the carrier has the managerial competence, compliance disposition and financial resources needed to conduct the operations for which it has been certificated. Additionally, each air carrier must remain a United States citizen, which requires that it be organized under the laws of the United States or a state, territory or possession thereof; that its president and at least two-thirds of its directors and other managing officers be United States citizens; that not more than 25% of its voting stock be owned or controlled, directly or indirectly, by foreign nationals; and that it not otherwise be subject to foreign control. The DOT broadly interprets “control” to exist when an individual or entity has the potential to exert substantial influence over airline decisions through affirmative action or the threatened withholding of consents and/or approvals.

          After an airline emerges from bankruptcy, the DOT normally re-examines that airline’s fitness and citizenship to ensure that it retains its “U.S. citizen” status and that it meets all relevant U.S. ownership and control rules and regulations. Late last year, following our emergence from Chapter 11, the DOT notified us that it would conduct such a re-examination of Atlas and Polar. We have assisted the DOT in its review and have responded promptly to several DOT information requests. We have not issued and will not issue any shares of our new common stock to holders of allowed general unsecured claims under the Plan of Reorganization pending completion of the DOT’s review. While we do not currently anticipate any problems with the DOT’s citizenship review, we cannot predict with any degree of certainty when such review will be complete.

          The FAA is the U.S. government agency with primary responsibility for regulation of flight operations and, in particular, matters affecting air safety, such as airworthiness requirements for aircraft, operating procedures, mandatory equipment and the licensing of pilots, mechanics and dispatchers. Each U.S. air carrier must hold a valid FAA-issued air carrier certificate and FAA-approved operations specifications authorizing operation in specific regions with specified equipment under specific conditions. We believe Atlas and Polar are in material compliance with applicable FAA rules and regulations and maintain all documentation required by the FAA.

          Like all U.S. air carriers, Atlas and Polar are subject to extensive FAA regulation and oversight. The FAA monitors compliance with maintenance, flight operations and safety regulations and performs frequent spot inspections of aircraft, employees and records. Also, the FAA has the authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and engines, fire retardant and smoke detection devices, increased security precautions, collision and windshear avoidance systems, noise abatement and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future. In addition, the FAA mandates certain record-keeping procedures. The FAA has the authority to modify, temporarily suspend or permanently revoke an air carrier’s authority to provide air transportation or that of its licensed personnel, after providing notice and a hearing, for failure to comply with FAA rules, regulations and directives. The

FAA is empowered to assess civil penalties for such failures or institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations and directives. The FAA also is empowered to revoke an air carrier’s authority on an emergency basis, without providing notice and a hearing, where significant safety issues are involved.

          International. Air transportation in international markets (the vast majority of markets in which Atlas and Polar operate) are subject to extensive additional regulation. The ability of Atlas and Polar to operate to other countries is governed by aviation agreements between the United States and the respective countries or in the absence of such an agreement, by principles of comity and reciprocity. Sometimes, as in the case of Japan and China, aviation agreements restrict the number of carriers that may operate, their frequency of operation or the routes over which they may fly. This makes it necessary for the DOT to award route and operations rights to U.S. air carrier applicants through competitive route proceedings. International aviation agreements are periodically subject to renegotiation, and changes in U.S. or foreign governments could result in the alteration or termination of such agreements, diminish the value of existing route authorities or otherwise affect Atlas’ and Polar’s international operations. Foreign governmental authorities also impose substantial licensing and business registration requirements, and in some cases, require the advance filing and/or approval of schedules or rates. Moreover, the DOT and foreign government agencies typically regulate alliances and other commercial arrangements between U.S. and foreign air carriers, such as the ACMI arrangements that Atlas maintains from time to time. Approval of these agreements may be conditional, and approval during one time period does not guarantee approval in future periods. Nor is there a guarantee that an arrangement will be approved in the first instance.

          Airport Access. The ability of Atlas and Polar to operate is dependent on their ability to gain access to airports of their choice at commercially desirable times and on acceptable terms. In some cases this is constrained by the need for the assignment of takeoff and landing “slots” or comparable operational rights. Like other air carriers, Atlas and Polar are subject to such constraints at slot-restricted airports such as Chicago and a variety of foreign locations (e.g., Tokyo, Incheon and Amsterdam). The availability of slots is not assured and the inability of Atlas and Polar to obtain and retain needed slots could therefore inhibit their efforts to provide services in certain international markets. In addition, nighttime restrictions of certain airports could, if expanded, have an adverse operational impact.

          Security. Following the September 11 terrorist attacks, the aviation security functions previously performed by the FAA were transferred to the U.S. Transportation Security Administration (“TSA”). The TSA extensively regulates aviation security through rules, regulations and security directives. Currently, at the insistence of key Congressional leaders, the TSA is devoting significant resources and attention to the air cargo area. It is in the final stages of issuing a rule to establish uniform standards and impose requirements designed to prevent unauthorized access to freighter aircraft and the introduction of weapons to such aircraft. Atlas and Polar today operate pursuant to a TSA-approved security program that, we believe, maintains the security of all aircraft in the fleet. There can be no assurance, however, that we will remain free from onerous new TSA requirements. Additionally, foreign governments and regulatory bodies (such as the European Commission) impose their own aviation security requirements. The trend is toward a tightening of such requirements. This may have an adverse impact on our operations, especially to the extent the new requirements may necessitate redundant or costly measures or be in conflict with TSA requirements. Additionally, the U.S. Congress is considering legislation which, if enacted, could substantially increase the burden on air cargo carriers.

          Environmental. Atlas and Polar are subject to various federal, state and local laws relating to the protection of the environment, including the discharge or disposal of materials and chemicals and the regulation of aircraft noise, which are administered by numerous state and federal agencies. For instance, the DOT and the FAA have authority under the Aviation Safety and Noise Abatement Act of 1979, as amended and recodified, and under the Airport Noise and Capacity Act of 1990, to monitor and regulate aircraft engine noise. We believe all aircraft in the Atlas/Polar fleet materially comply with current DOT, FAA and international noise standards.

          Under the FAA’s Directives issued pursuant to its “Aging Aircraft” program, we are subject to extensive aircraft examinations and will be required to undertake structural modifications to our fleet from time to time to address the problems of corrosion and structural fatigue. As part of the FAA’s overall Aging Aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. We estimate that the modification costs per aircraft will range between $2 million and $3 million. Fifteen aircraft in our fleet have already undergone the major portion of such modifications. The remaining aircraft in service will require modification prior to 2009. Other directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured Boeing 747-400 freighter aircraft were delivered in compliance with all existing FAA Directives at their respective delivery dates. It is possible, however, that additional Directives applicable to the types of aircraft or engines; included in our fleet could be issued in the future, and that the cost of complying with such Directives could be substantial.

          Atlas and Polar also are subject to the regulations of’ the Environmental Protection Agency (“EPA”) regarding air quality in the United States. All aircraft in the Atlas/Polar fleet meet or exceed applicable EPA fuel venting requirements and smoke emissions standards.

          Other Regulations. Air carriers are also subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission (“FCC”). Additionally, Atlas and Polar also are subject to international trade restrictions imposed by Presidential determination and the Office of Foreign Assets Control of the U.S. Department of Commerce. Atlas and Polar endeavor to comply with such requirements at all times. Our operations may become subject to additional federal requirements in the future under certain circumstances. We are also subject to state and local laws and regulations at locations where we operate and the regulations of various local authorities that operate the airports we serve. We believe Atlas and Polar are in material compliance with all of such currently applicable laws and regulations.

          Civil Reserve Air Fleet. Atlas and Polar both participate in the Civil Reserve Air Fleet (“CRAF”) Program which permits the U.S. Department of Defense to utilize their aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft. This Program could adversely restrict our commercial business in times of national emergency.

          Future Regulation. Congress, the DOT, the FAA and other governmental agencies are currently considering, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operations, ownership and profitability of Atlas and Polar. It is neither possible to predict what other matters might be considered in the future nor to judge what impact, if any, the implementation of any future proposals or changes might have on the Atlas and Polar businesses.

Competition

          A substantial majority of our ACMI business is conducted by Atlas. The market for outsourcing cargo ACMI services is highly competitive. We believe that the most important bases for competition in the ACMI business are the age of the aircraft fleet, the payload and cubic capacities of the aircraft, and the price, flexibility, quality and reliability of the air transportation services provided. We maintain a major share of the 747-400 ACMI market, where there are no significant direct competitors at present. Competition with respect to the 747-200 ACMI market, however, is more significant where our principal competitors include Air Atlanta, Icelandic, MK Airlines and Southern Air and Tradewinds. In keeping with our strategy of actively managing our asset base by selectively disposing of unproductive assets, we intend to reduce our 747-200 capacity over the next several years and to replace these older aircraft with newer, more modern aircraft. We believe that our ability to grow the ACMI business depends upon economic conditions, the level of commercial activity and our continuing ability to convince major international airlines that outsourcing some portion of their air cargo needs is more effective and efficient than undertaking cargo operations with their own incremental capacity and resources.

          Our Scheduled Service business is conducted through Polar. We offer fully dedicated freighter capacity to our freight-forwarder customers, transporting goods primarily on aircraft pallets. We compete for cargo volume principally with other all-cargo and combination carriers, including Cathay Pacific, Northwest, JAL, NCA, Korean, KLM, and Lufthansa, and with major passenger airlines that have substantial belly cargo capacity. The primary competitive factors in the Scheduled Service market are price, geographic coverage, flight frequency, reliability and capacity. We believe that we can compete effectively in the Scheduled Service business due to our position as a low-cost operator offering reliable flight schedules to key limited-entry markets (including China, Japan and intra-Asia).

          We participate through our AMC Charter business segment in the CRAF Program under one-year contracts with the AMC, where we have made available a substantial number of our aircraft to be used by the U.S. military in support of their operations, and operate such flights pursuant to entitlement based, full-cost contracts. Airlines may participate in the CRAF Program either alone or through a teaming arrangement. At present, two teams have been formed. We participate in the CRAF Program through a teaming arrangement led by FedEx. A third team has been formed and is expected to participate in the CRAF Program beginning October 1, 2006. The formation of competing teaming arrangements, an increase by other air carriers in their commitment of aircraft to the CRAF Program, or the withdrawal of any of our current team members, could adversely affect the amount of AMC business awarded to us in the future. Depending upon market conditions existing at the time of any reduction in our current level of CRAF Program participation, we would deploy any surplus aircraft into one or more of our other business segments to obtain the highest available rate of return on these assets.

          The ad hoc charter market is highly competitive, with a number of operators, including Evergreen International, FedEx charters, Kalitta, Lufthansa Charter, and other passenger airlines providing competition. Our Commercial Charter business is our smallest business segment in terms of revenue. Many of our ad hoc charter flights are one-way return flights from Asia or Europe, positioned by one-way AMC flights that originate from the U.S. and terminate in Europe and the Middle East. Over the last two years, most of our ad hoc charter capacity has been allocated to the AMC charter business, and this allocation is expected to continue into the foreseeable future.

Fuel

          Aviation fuel is one of the most significant expenses for an airline. During the years ended December 31, 2004, 2003 and 2002 fuel costs represented 25.6%, 23.5% and 18.4%, respectively, of our total operating expenses. Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues and supply and demand, which we can neither control nor accurately predict. The following table summarizes our fuel consumption and costs for the years ended December 31.

	2004	2003	2002

Gallons consumed (in thousands)	280,304	333,747	242,755
Average price per gallon, including tax	$1.25	$0.98	$0.91
Cost (in thousands)	$351,112	$326,022	$221,632

          Our exposure to fluctuations in fuel price exists only with regard to our Scheduled Service and Commercial Charter businesses, where we attempt to pass on price increases to customers through the imposition of a surcharge. ACMI contracts require our customers to pay for aviation fuel. We are not exposed to risk with respect to the AMC fuel expense as the price is set under the annual contract and we receive adjustments for price increases and reductions for price decreases.

          In the past, we have not experienced significant difficulties with respect to fuel availability. Although we currently do not anticipate a significant reduction in the availability of jet fuel, a number of factors make accurate predictions impossible, including geopolitical uncertainties in oil-producing nations and shortages in and disruptions to refining capacity. For example, hostilities and political turmoil in Iraq and other oil-producing nations could lead to disruptions in oil production and/or to substantially increased oil prices. The inability to obtain jet fuel at competitive prices would materially and adversely affect our results of operation and financial condition.

          Although we have not regularly entered into hedging arrangements in the past, we are currently reviewing various hedging strategies and may engage, on a going forward basis, in certain fuel hedging activities or fuel purchase commitments to help us manage the price and availability of fuel and limit our exposure to significant fluctuations.

Employees

          The airline business is labor intensive. Salaries, wages and benefits accounted for approximately 15.5% of our consolidated operating expenses for 2004. As of December 31, 2004, we had 1,962 employees, 1,056 of whom were air crewmembers. We maintain a comprehensive training program for our crewmembers in compliance with FAA requirements in which each pilot regularly attends recurrent training programs. Of our employees, approximately 641 Atlas employees and approximately 340 Polar employees are represented by the Airline Pilots

Association (“ALPA”). Our relations with ALPA are governed by the Railway Labor Act. Under this statute, a collective bargaining agreement between a company and the labor union generally does not expire but becomes amendable as of a stated date. If either party wishes to modify the terms of such agreement, it must notify the other in the manner prescribed in the agreement.

          Polar’s collective bargaining agreement with ALPA became amendable in May 2003, and we cannot accurately predict the outcome of any current or future negotiations with ALPA. Since July 2003, negotiations have been under the direction of a mediator appointed by the National Mediation Board (the “NMB”). On May 20, 2005, in a letter to the NMB, ALPA requested a proffer of arbitration, the last step before the parties may be released into a 30 day cooling off period, which must take place before the parties can engage in self-help. The Company has responded to the NMB seeking a denial of ALPA’s request. Although we have never had a work interruption or stoppage and believe our relations with our Polar crewmembers are generally good, we are subject to risks of work interruption or stoppage and may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with our Polar crewmembers on the terms of Polar’s collective bargaining agreement, we may be subject to work interruptions or stoppages, which, if sustained, could materially and adversely affect our financial condition, results of operations and liquidity.

          Atlas’ collective bargaining agreement with ALPA became effective on August 1, 2002. By letter dated May 6, 2005, ALPA filed a notice of desire to amend the current collective bargaining agreement between Atlas and ALPA pursuant to Section 6 of the Railway Labor Act. The current agreement becomes amendable on February 1, 2006. We are subject to risks of work interruption or stoppage and may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with our Atlas crewmembers on the terms of Atlas’ collective bargaining agreement, or if Atlas were unable to negotiate future contracts with its crewmembers, we may be subject to work interruptions and stoppages, which, if sustained, could materially and adversely affect our financial condition, results of operations and liquidity.

          In November 2004, in order to increase efficiency and assist in controlling certain costs, we initiated steps to combine the ALPA represented bargaining units of Atlas and Polar, a process that is expected to be completed in 2006. Any such combination will be in accordance with the terms and conditions of Atlas’s and Polar’s collective bargaining agreements, which agreements provide for a seniority integration process and the negotiation of a single collective bargaining agreement.

Available Information

          All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the SEC, are available free of charge through our corporate Internet Website, www.atlasair.com, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. Certain information concerning our restructuring and our filing under Chapter 11 of the Bankruptcy Code may be found at www.atlasreorg.com.

          The information on these Websites is not, and shall not be deemed to be, part of this Report or incorporated into any other filings we make with the SEC.

Risk Factors

          You should carefully consider each of the following risk factors and all other information in the Report. These risk factors are not the only ones facing us. Our operations could also be impaired by additional risks and uncertainties. If any of the following risks and uncertainties develop into actual events, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Business

We are highly leveraged and our substantial debt and other obligations could limit our financial resources and ability to compete and may make us more vulnerable to adverse economic events.

          While we obtained significant relief as a result of our restructuring efforts, we remain highly leveraged and have substantial debt, lease and other obligations, which could have negative consequences, including:

•	making it more difficult to pay principal and interest with respect to our debt;

•

requiring us to dedicate a substantial portion of our cash flow from operations for interest, principal and lease payments and reducing our ability to use our cash flow to fund working capital and other general corporate requirements;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in business and our industry;

•	placing us at a disadvantage to many of our competitors who have less debt; and

•	exposing us to fluctuations in interest rates with respect to that portion of our debt, including our bank loans, which is at a variable rate of interest.

Our ability to service our debt and meet our other obligations depends on certain factors beyond our control.

          Our ability to service our debt and meet our lease and other obligations as they come due is dependent on our future financial and operating performance. This performance is subject to various factors, including factors beyond our control such as changes in global and regional economic conditions, changes in our industry, changes in interest or currency exchange rates, the price and availability of aviation fuel and other costs, including labor and insurance.

          If our cash flow and capital resources are insufficient to enable us to service our debt and leases and meet these obligations as they become due, we could be forced to:

•	restructure or refinance our debt;

•	obtain additional debt or equity financing;

•	reduce or delay capital expenditures;

•	limit or discontinue, temporarily or permanently, business plans or operations; or

•	sell assets or businesses.

          We cannot assure you as to the timing of such actions or the amount of proceeds that could be realized from such actions. Accordingly, we cannot assure you that we will be able to meet our debt service and other obligations as they become due or otherwise.

We are subject to restrictive covenants under our debt instruments and aircraft lease agreements. These covenants could significantly affect the way in which we conduct our business. Our failure to comply with these covenants could lead to an acceleration of our debt and termination of our aircraft leases.

          Certain of our debt instruments and lease agreements contain a number of covenants that, among other things, significantly restrict our ability to:

•	incur additional debt or issue new lease obligations above threshold amounts;

•	invest in new capital assets above certain limitations;

•	pay dividends or make other restricted payments;

•	create or permit certain liens;

•	sell assets; and

•	consolidate or merge with or into other companies or sell all or substantially all of our assets.

          These restrictions could limit our ability to finance our future operations or capital needs, to make acquisitions or to pursue future business opportunities. In addition, our Revolving Credit Facility with Congress Financial Corporation (“Congress”) (the “Revolving Credit Facility”), a certain loan that was made to Atlas Freighter Leasing III, Inc. (“AFL III”) (the “AFL III Credit Facility”), another loan made to Atlas (the “Aircraft Credit Facility” or “ACF”), and certain leases require us to maintain specified financial ratios and/or satisfy certain financial covenants. We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and to satisfy these covenants. Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may affect our ability to do

so. While we are currently in compliance with these ratios and covenants, we cannot assure you that we will continue to meet these ratios or satisfy these covenants or that the lenders or lessors will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our debt instruments, including the Revolving Credit Facility, and certain of our leases would prevent us from borrowing under the Revolving Credit Facility and could result in a default under it and the leases. Moreover, if the lenders under a facility or other agreement in default were to accelerate the debt outstanding under that facility, it could result in a cross default under other debt facilities or leases. If all or any part of our debt were to be accelerated, we may not have, or be able to obtain, sufficient funds to repay such debt. A default under the leases could result in a reversion to the original lease terms without regard to the restructuring of the lease payments and an acceleration of any amounts owed under the leases.

Our financial condition could suffer if we experience unanticipated costs as a result of the SEC investigation and other lawsuits and claims.

          On October 28, 2004, the SEC issued a Wells Notice to us indicating that the SEC staff is considering recommending to the SEC that it bring a civil action against us alleging that we violated certain financial reporting provisions of the federal securities laws from 1999 to 2002. In addition, the SEC has filed one or more proofs of claim in the Chapter 11 Cases. We are currently engaged in discussions with the SEC regarding the Wells Notice and the possible resolution of this matter, and continue to cooperate fully with the SEC in respect of its investigation. However, we cannot assure you as to the outcome of this investigation or that we will be able to resolve this matter on terms favorable to us.

          See Item 3 of Part I of the Report for information regarding other legal proceedings that could have a material adverse effect on our financial condition and results of operations. We are also party to a number of other claims, lawsuits and pending actions, which we consider to be routine and incidental to our business.

Volatility of aircraft values may affect our ability to obtain financing secured by our aircraft.

          We have historically relied upon the market value of our aircraft as a source of additional capital. The market for used aircraft, however, is volatile, and can be negatively affected by excess capacity due to factors such as a slow down in global economic conditions. As a result, the value of aircraft reflected on our consolidated balance sheet may not reflect the current fair market value or appraised value of these aircraft.

Our access to capital may be limited.

          Our operations are capital intensive. They are financed from operating cash flow, and if required from borrowings pursuant to the Revolving Credit Facility. Many airlines, including us, have defaulted on debt securities and bank loans in recent years and have had their equity eliminated in bankruptcy reorganizations. This history has led to limited access to the capital markets by companies in our industry. Our access to the capital markets may also be limited for the foreseeable future due to the lack of current SEC periodic reporting and limited liquidity in our securities. Restrictions on our ability to access capital and obtain sufficient financing to fund our operations may diminish our financial and operational flexibility, and could curtail our operations and adversely affect our ability to take advantage of opportunities for expansion of our business. We cannot assure you, however, that any additional replacement financing will be available on terms that are favorable or acceptable to us.

We have material weaknesses in our internal controls over financial reporting.

          In connection with our initial procedures to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we have identified a substantial number of significant deficiencies and material weaknesses in our internal controls over financial reporting. We are committed to addressing these deficiencies and material weaknesses, which have required us to hire additional personnel and outside advisory services and have resulted and will continue to result over at least the next twelve months in additional accounting and legal expenses. If we are unsuccessful in our focused effort to permanently and effectively remediate these deficiencies and material weaknesses, or otherwise fail to maintain adequate internal controls over financial reporting, our ability to accurately and timely report our financial condition may be adversely impacted, which could, among other things, result in a default under our Revolving Credit Facility and limit our access to the capital markets. In addition, if we do not remediate these weaknesses, we will not be able to conclude, pursuant to Section 404 of Sarbanes-Oxley and Item 308 of Regulation S-K, that our internal controls over financial reporting are effective. We cannot assure you as to what conclusions our management or independent registered public accounting firm might reach with respect to the effectiveness of our internal controls over financial reporting at the compliance deadline. In the event of non-compliance, we may lose the trust of our customers, suppliers and security holders, and our stock price could be adversely impacted. For more information, see Controls and Procedures in Item 9A of Part II of the Report.

Labor disputes with union employees could result in a work interruption or stoppage, which could materially adversely impact our results of operations.

          All of our U.S. crewmembers are represented by unions. Collectively, these employees represent approximately 54% of our workforce as of December 31, 2004. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and may incur additional expenses associated with the union representation of our employees. Moreover, we cannot assure you that disputes, including disputes with any certified collective bargaining representatives of our employees, will not arise in the future or will result in agreement on terms satisfactory to us. Such disputes and the inherent costs associated with their resolution could have a material adverse effect on our results of operations and financial condition.

          In November 2004, in order to increase efficiency and assist in controlling certain costs, we initiated preliminary steps to combine the U.S. crewmembers bargaining units of Atlas and Polar. These actions are in accordance with the terms and conditions of Atlas’ and Polar’s collective bargaining agreements, which agreements provide for a seniority integration process and the negotiation of a single collective bargaining agreement. In the event that we are unsuccessful in reaching agreement on a single collective bargaining agreement, any unresolved issues will be submitted to binding arbitration. While we cannot assure you as to the outcome of such arbitration, any decision by the arbitrator could materially impact our crew costs.

Our operating cash flows may be subject to fluctuations related to the seasonality of our business and our ability to promptly collect accounts receivable. A significant decline in operating cash flows may require us to seek additional financing sources to fund our working capital requirements.

          Our Scheduled Service and Commercial Charter operations are seasonal in nature, with peak activity occurring during the retail holiday season, which traditionally begins in September and lasts through mid-December. This typically results in a significant decline in demand for these services in the first quarter. As a result, our revenues typically decline in the first quarter of the calendar year as our minimum contractual aircraft utilization level temporarily decreases. Our ACMI contracts typically allow our customers to cancel a maximum of 5% of the guaranteed hours of aircraft utilization over the course of a year. Our customers often exercise such cancellation options early in the first quarter of the year, when the demand for air cargo capacity has been historically low following the seasonal holiday peak in the latter part of the fourth quarter.

          Historically, we have experienced fluctuations in our operating cash flows as the result of fluctuations in our collection of accounts receivable. These fluctuations have been due to various issues, including amendments and changes to existing contracts and the commencement of operations under new agreements. If we cannot successfully collect a significant portion of such accounts receivable over 90 days old, we may be required to set aside additional reserves or write off a portion of such receivables. If we are not able to maintain or reduce our aged receivables, our ability to borrow against the Revolving Credit Facility may be restricted because borrowings are limited to 85.0% of “eligible” domestic receivables, excluding receivables aged over 90 days old. If our operating cash flows significantly decline as a result of such fluctuations, we may be required to seek alternative financing sources, in addition to the Revolving Credit Facility, to fund our working capital requirements. We cannot assure you that we would be able to successfully obtain such alternative financing on terms favorable to us or at all.

We depend on continued business with certain customers in each of our business segments. If our business with any of these customers declines significantly, it could have a material adverse effect on our financial condition and results of operations.

          During 2004 and 2003, AMC accounted for approximately 20.0% and 31.1%, respectively, of our total operating revenues. We expect that revenues from AMC will continue to be a significant source of our revenue for the foreseeable future. However, our revenues from AMC are derived from one-year contracts that AMC is not obligated to renew. In addition, AMC can typically terminate or modify its contract with us for convenience, if we fail to perform, or if we fail to pass biannual inspections. Any such termination would result in a loss of revenue, could also expose us to significant liability and could hinder our ability to compete for future contracts with the federal government. If our AMC business declines significantly, it could have a material adverse effect on our results of operations and financial condition. Even if AMC continues to award business to us, we cannot assure you that we will continue to generate the same level of revenues we currently derive from our AMC Charter operations. The volume of AMC business is sensitive to changes in national and international political priorities and the U.S. federal budget.

          During 2004 and 2003, ACMI contracts accounted for approximately 26.6% and 22.1%, respectively, of our consolidated operating revenues. No ACMI customer accounted for 10% or more of our total operating revenues. Our significant ACMI customers included Emirates, Qantas, Air New Zealand, Cargolux, Korean Air, British Airways and Lan Chile. While we believe that our relationships with these and our other customers are mutually satisfactory, our failure to renew any of our contracts with them, or the renewal of any of those contracts on less favorable terms, could have a material adverse effect on our results of operations and financial condition.

A significant decline in our AMC business transporting cargo for delivery to military locations could have a material adverse effect on our results of operations and financial condition.

          During 2004 and 2003, approximately 20.0% and 31.1%, respectively, of our consolidated operating revenues were derived from AMC business, including expansion mission requests transporting cargo for delivery to military locations in Germany, Bahrain, Qatar and Kuwait or near Afghanistan, Iraq, and elsewhere in the Middle East. A material decline in such business, including one-way missions, could have a material adverse effect on our results of operations and financial condition.

Our revenues from AMC could decline as a result of the system AMC uses to allocate business to commercial airlines that participate in the Civil Reserve Air Fleet.

          Each year, AMC grants a certain portion of its business to different airlines based on a point system. The number of points an airline can accrue is determined by the amount and type of aircraft pledged to the CRAF Program. We participate in CRAF through a teaming arrangement with other airlines, led by FedEx. Our team is currently entitled to 43% of all widebody 747 U.S. military business. The formation of competing teaming arrangements, an increase by other air carriers in their commitment of aircraft to the program, or the withdrawal of our team’s current partners, especially FedEx, could adversely affect the amount of our AMC business in future years. In addition, if any of our team members were to cease or restructure their operations, the number of planes pledged to CRAF by our team could be reduced. As a result, the number of points allocated to our team could be reduced and our allocation of AMC business would likely decrease, resulting in a material adverse effect on our results of operations and financial condition.

Many of our arrangements with customers are not long-term contracts. As a result, we cannot assure you that we will be able to continue to generate similar revenues from these arrangements.

          We generate a large portion of our revenues from arrangements with customers with terms of less than one year, ad hoc arrangements or “call when needed” contracts. A large portion of our AMC revenues are from expansion business, which is not fixed by contract and is dependent on AMC requirements which cannot be predicted. The scheduled termination dates for ACMI contracts range from one month to 4.3 years as of December 31, 2004. While we believe that our relationships with these and our other customers are mutually satisfactory, we cannot assure you that our customers will continue to seek the same level of services from us as they have in the past or that they will renew these arrangements or not terminate them on short notice, if permitted. In the past, several of our larger contracts have not been renewed due to reasons unrelated to our performance, such as the financial position of our customers or their decision to move the services we previously provided to them in-house. Accordingly, we cannot assure you that in any given year we will be able to generate similar revenues from our customers as we did in the previous year.

As a U.S. government contractor, we are subject to a number of procurement and other rules and regulations.

          In order to do business with government agencies, we must comply with and are affected by many laws and regulations, including those relating to the formation, administration and performance of U.S. government contracts. These laws and regulations, among other things:

•	require, in some cases, certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	impose accounting rules that define allowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts; and

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

These laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of these laws and regulations could result in the imposition of fines and penalties or the termination of our contracts. In addition, the violation of certain other generally applicable laws and regulations could result in our suspension or debarment as a government contractor.

We depend on the availability of our wide-body aircraft for the majority of our flight revenues. The loss of one or more of these aircraft for any period of time could have a material adverse effect on our results of operations and financial condition.

          In the event that one or more of our Boeing 747 aircraft are out of service for an extended period of time, we may have difficulty fulfilling our obligations under one or more of our existing contracts. As a result, we may have to lease or purchase replacement aircraft or, if necessary, convert an aircraft from passenger to freighter configuration. We cannot assure you that suitable replacement aircraft could be located quickly or on acceptable terms. The loss of revenue resulting from any such business interruption or costs to replace aircraft could have a material adverse effect on our results of operations and financial condition.

          We do not have insurance against the loss arising from any business interruption. If we fail to keep our aircraft in service, we may have to take impairment charges in the future and our results of operations would be adversely affected. The loss of our aircraft or the grounding of our fleet could reduce our capacity utilization and revenues, require significant capital expenditures to replace such aircraft and could have a material adverse affect on us and our ability to make payments on the debt or lease related to the aircraft. Moreover, any aircraft accident could cause a public perception that some or all of our aircraft are less safe or reliable than other carriers’ aircraft, which could have a material adverse effect on our results of operations and financial condition.

We are subject to the risks of having a limited number of suppliers for our aircraft.

          Our current dependence on a single type of aircraft for all of our flights makes us particularly vulnerable to any problems associated with the Boeing 747-400 and Boeing 747-200 aircraft, including design defects, mechanical problems, and contractual performance by the manufacturer or in actions by the FAA resulting in an inability to operate our aircraft. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.

Our fleet includes older aircraft which have higher maintenance costs than new aircraft and which could require substantial maintenance expenses.

          Our fleet includes 43 aircraft manufactured between 1970 and 2003. As of December 31, 2004, the average age of our B747-200 operating aircraft was approximately 25.2 years and the average age of our B747-400 operating aircraft was approximately 4.6 years. Because many aircraft components wear out and are required to be replaced after a specified number of flight hours or takeoff and landing cycles, and because older aircraft may need to be refitted with new aviation technology, older aircraft tend to have higher maintenance costs and lower available flight hours than newer aircraft. Maintenance and related costs can vary significantly from period to period as a result of government-mandated inspections and maintenance programs and the time needed to complete required maintenance checks. In addition, the age of our aircraft increases the likelihood that we will need significant capital expenditures in the future to replace our older aircraft. The incurrence of substantial additional maintenance expenses for our aircraft, or the incurrence of significant capital expenditures to replace our aircraft, could have a material adverse effect on our results of operations and financial condition.

Our business outside of the U.S. exposes us to uncertain conditions in overseas markets.

          A significant portion of our revenues comes from air-freight services to customers outside the U.S., which exposes us to significant risks, including the following:

•	potential adverse changes in the diplomatic relations between foreign countries and the U.S.;

•	risks of insurrections or hostility from local populations directed at U.S. companies and their property;

•	government policies against businesses owned by foreigners;

•	expropriations of property by foreign governments;

•	the instability of foreign governments or economies; and

•	adverse effects of currency exchange controls.

In addition, at some foreign airports, we are required by local governmental authorities or market conditions to contract with third parties for ground and cargo handling and other services. The performance by these third parties or boycott of such services is beyond our control and any operating difficulties experienced by these third parties could adversely affect our reputation and/or business.

Volatility in international currency markets may adversely affect demand for our services.

          We provide services to numerous industries and customers that experience significant fluctuations in demand based on regional and global economic conditions and other factors beyond our control. The demand for our services could be materially adversely affected by downturns in the businesses of our customers. Although we price the majority of our services and receive the majority of our payments in U.S. dollars, many of our customers’ revenues are denominated in foreign currencies. Any significant devaluation in such currencies relative to the U.S. dollar could have a material adverse effect on such customers’ ability to pay us or on their level of demand for our services, which could have a material adverse effect on our results of operations and financial condition. Conversely, if there is a significant decline in the value of the U.S. dollar against foreign currencies, the demand for some of the products we transport could decline. Such a decline could reduce demand for our services and thereby have a material adverse effect on our results of operations; and financial condition.

The market for air cargo services is highly competitive. If we are unable to compete effectively, we may lose current customers, fail to attract new customers and experience a decline in our market share.

          Our industry is highly competitive and susceptible to price discounting due to periodic excess capacity. New freighter aircraft and passenger converted freighters will add to the supply of lift available to the market. Since we offer a broad range of aviation services, our competitors vary by geographic market and type of service. Each of the markets we serve is highly competitive, fragmented and, other than ground handling and logistics, can be capital intensive. In addition, air cargo companies are able to freely enter domestic markets. We believe that the most important elements for competition in the air cargo business are the range, payload and cubic capacities of the aircraft and the price, flexibility, quality and reliability of cargo transportation services. In addition, some of our contracts are awarded based on a competitive bidding process. Competition arises primarily from other international and domestic contract carriers, regional and national ground handling and logistics companies, internal cargo units of major airlines and third party cargo providers, some of which have substantially greater financial resources and more extensive fleets and facilities than we do. Some of our airline competitors are currently facing financial difficulties and as a result could resort to drastic pricing measures with which we may not be able to compete.

          Our ability to attract and retain business also is affected by whether, and to what extent, our customers decide to coordinate and service their own transportation needs. Some of our existing customers maintain transportation departments that could be expanded to manage freight transportation in-house. If we cannot successfully compete against companies providing services similar to, or that are substitutes for, our own or if our customers begin to provide for themselves the services we currently provide to them, our results of operations and financial condition, may be materially adversely affected.

          In addition, traffic rights to many foreign countries are subject to bilateral air services agreements between the U.S. and foreign countries and are allocated only to a limited number of U.S. carriers and are subject to approval by the applicable foreign regulators. Consequently, our ability to provide air cargo service in some foreign markets depends, in part, on the willingness of the DOT to allocate limited traffic rights to us rather than to competing U.S. airlines and on the approval of the applicable foreign regulators. If we are unable to compete successfully, we may not be able to generate sufficient revenues and cash flow to sustain or expand our operations.

The success of our business depends on the services of certain key personnel.

          We believe that our success depends to a significant extent upon the services of Mr. Jeffrey H. Erickson, our President and Chief Executive Officer, and certain other key members of our senior management including those with primary responsibility for each business segment. We believe that our success in acquiring ACMI contracts, expanding our product line to include a broader array of products and services, providing Scheduled Service to international markets, and managing our operations will depend substantially upon the continued services of many of our present executive officers and our ability to attract and retain talented personnel in the future. The loss of the services of Mr. Erickson, or other key members of our management, could have a material adverse effect on our business.

We operate in dangerous locations and carry hazardous cargo, either of which could result in a loss of, or damage to, our aircraft.

          Our operations are subject to conditions that could result in losses of, or damage to, our aircraft, or death or injury to our personnel. These conditions include:

•	geopolitical instability in areas through which our flight routes pass, including areas where the U.S. is conducting military activities;

•	future terrorist attacks; and

•	casualties incidental to the services we provide in support of U.S. military activities, particularly in or near Afghanistan, Iraq, Kuwait and elsewhere in the Middle East.

We regularly carry sensitive military cargo, including weaponry, ammunition and other volatile materials. The inherently dangerous nature of this cargo increases the risk of damage to or loss of our aircraft.

Our insurance coverage does not cover all risks.

          Our operations involve inherent risks that subject us to various forms of liability. We carry insurance against those risks for which we believe other participants in our industry commonly insure; however, we can give no assurance that we are adequately insured against all risks. If our liability exceeds the amounts of our coverage, we would be required to pay any such excess amounts, which amounts could be material to our business and operations.

Risks Relating to Our Industry

The cost of fuel is a major operating expense, and fuel shortages and price volatility could adversely affect our business and operations.

          Although the price of aviation fuel only impacts the Scheduled Service and Commercial Charter segments of our operations, to the extent that we are unable to recover increased costs through fuel surcharges to our customers, it is one of our most significant expenses. During 2004 and 2003, fuel costs were approximately 25.6% and 23.5%, respectively, of our total operating expenses. The price of aviation fuel is directly influenced by the price of crude oil and to a lesser extent by refining capacity relative to demand, which are influenced by a wide variety of macroeconomic and geopolitical events and is completely beyond our control. Additionally, hostilities in the Middle East and terrorist attacks in the U.S. and abroad could cause significant disruptions in the supply of crude oil and have had a significant impact on the price and availability of aviation fuel. We have not regularly entered into fuel hedging arrangements to date. If we elect to hedge fuel prices in the future, through the purchase of futures contracts or options or otherwise, there can be no assurance that we will be able to do so successfully.

          We generally attempt to pass on increases in the price of aviation fuel to our Scheduled Service customers through the imposition of a surcharge, but we bear a portion of price increases over the short term. There can be no assurance that we will be able to continue to impose such surcharges in the future. In addition, if fuel costs increase significantly, our customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers.

          ACMI contracts require our customers to pay for aviation fuel. However, if the price of aviation fuel increases, our customers may reduce their use of aircraft subject to such ACMI contractual provisions or our ability to renew contracts thereby having an impact on our ACMI business. Accordingly, an increase in fuel costs could have a material adverse effect on our customers’ results of operations and financial condition. Similarly, a reduction in the availability of fuel, resulting from a disruption of oil imports or other events, could have a material adverse effect on our customers’ results of operations and financial condition, which, in turn, could significantly impact their ability and willingness to continue to do business with us.

We are subject to extensive governmental regulation and our failure to comply with these regulations in the U.S. and abroad, or the adoption of any new laws, policies or regulations or changes to such regulations may have an adverse effect on our business. Failure to utilize our economic rights in limited-entry markets also could result in a loss of such rights.

          Our operations are subject to complex aviation and transportation laws and regulations, including Title 49 of the U.S. Code (formerly the Federal Aviation Act of 1958, as amended), under which the DOT and the FAA exercise regulatory authority over air carriers such as Atlas and Polar. In addition, our activities fall within the jurisdiction of various other federal, states, local and foreign authorities, including the U.S. Department of Defense, the TSA, U.S. Customs and Border Protection, the Treasury Department’s Office of Foreign Assets Control and the Environmental Protection Agency. These laws and regulations may require us to maintain and comply with the terms of a wide variety of certificates, permits, licenses, noise abatement standards and other requirements, and our failure to do so could result in substantial fines or other sanctions. The DOT, the FAA, the TSA, and foreign aviation regulatory agencies have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with provisions of law or applicable regulations, and may impose civil or criminal penalties for violations of applicable rules and regulations. Such actions, if taken, could have a material adverse effect on our mode of conducting business, results of operations and financial condition. In addition, governmental authorities such as the DOT, the TSA and the FAA may adopt new regulations, directives or orders that could require us to take additional and potentially costly compliance steps or result in the grounding of some of our aircraft, which could increase our costs or result in a loss of revenues, which could have a material adverse effect on our results of operations, financial condition. This is true, in particular, in the area of security.

          In response to the terrorist attacks of September 11, 2001, various government agencies, including U.S. Customs and Border Protection, the Food and Drug Administration and the TSA have adopted, and may in the future adopt, new rules, policies or regulations or changes in the interpretation or application of existing laws, rules, policies or regulations, compliance with which could increase our costs or result in loss of revenues, or have a material adverse effect on our results of operations and financial condition. The TSA has increased security requirements in response to September 11 and has recently proposed comprehensive new regulations governing air cargo transportation, including all-cargo services, in such areas as cargo screening and security clearances for individuals with access to cargo or who board and travel on all-cargo aircraft. These new regulations, and others that potentially might be adopted, could have an adverse impact on our ability to efficiently process cargo or could increase our costs. Furthermore, Congress is considering air transportation security provisions that could have similar impacts.

          A significant amount of our business is conducted in limited-entry international markets with U.S.-negotiated rights that have been awarded in competitive carrier selection proceedings. This includes Polar’s new China rights and its “5th-freedom” rights to serve Hong Kong third country markets. Because such rights typically are subject to loss for underutilization, there is a risk of constriction of our operating rights if it is determined that economic conditions preclude full use. The DOT and foreign government agencies may also consider or adopt new laws, regulations and policies with respect to limited-entry markets (such as China and Japan). Any adverse change or modification to our limited-entry market rights (or governmental trade barriers in such markets) could negatively affect our profitability.

Our insurance coverage has become increasingly expensive and difficult to obtain.

          Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general and the insured carrier in particular. Since September 11, 2001, our premiums have increased significantly. Future terrorist attacks involving aircraft, or the threat of such attacks, could result in further increases in insurance costs, and could affect the price and availability of such coverage.

          Although we believe our current insurance coverage is adequate and consistent with current industry practice, there can be no assurance that we will be able to maintain our existing coverage on terms favorable to us, that the premiums for such coverage will not increase substantially or that we will not bear substantial losses and lost revenues from accidents. Substantial claims resulting from an accident in excess of related insurance coverage or a significant increase in our current insurance expense could have a material adverse effect on our results of operations and financial condition.

Risks Related to Ownership of Our Common Stock

Equity based awards will dilute the ownership interests of other stockholders.

          We have adopted a long-term incentive plan for our directors, officers, key management employees and certain other employees providing for the issuance of up to 12.175% of New Common Stock. A management incentive plan authorizes the issuance of up to 10% of the New Common Stock to participants through a combination of restricted stock, stock options and other equity-based awards. As of December 31, 2004, we have awarded 610,600 shares of restricted stock and granted options to acquire an additional 526,700 shares of New Common Stock under this management incentive plan as required pursuant to the Plan of Reorganization. In addition, we have adopted an employee stock option plan for our other employees, which authorizes the issuance of up to 2.175% of the New Common Stock to participants through stock option grants. As of December 31, 2004, we have granted options to acquire 299,963 share of New Common Stock under the employee stock option plan. The balance of available restricted stock and stock options under these plans (totaling approximately 1.2 million shares) will be reserved for future new hires, performance awards or other awards to be determined in the discretion of Holdings’ Board of Directors. If these stock options are exercised, additional grants of options to acquire additional New Common Stock are made or additional restricted stock is awarded, the ownership percentage of the other holders of New Common Stock will be diluted.

The market price of our New Common Stock could be negatively affected upon the issuance of a substantial portion of the remaining shares of New Common Stock to be issued pursuant to the Plan of Reorganization.

          The Plan of Reorganization contemplates the issuance of 17,202,666 shares, exclusive of stock grants to our employees and directors, of New Common Stock to holders of allowed general unsecured claims of Atlas, AAWW, Acquisitions and Logistics on a pro rata basis in the same proportion that each holder’s allowed claim bears to the total amount of all allowed claims. None of such shares have yet been issued. The issuance of all or a substantial portion of such shares may cause the market price of our common stock to decline. If the market price of our New Common Stock declined significantly, it could, among other things, also result in an impairment in our ability to access the capital markets should we desire or need to raise additional capital.

We cannot assure you that an active trading market will develop or continue for the New Common Stock and we cannot predict with certainty when we will file our periodic reports on a timely basis.

          The New Common Stock is currently quoted on the Pink Sheets and, as a result, there is limited liquidity therein. There can be no assurance that an active market for any of the New Common Stock will develop or continue, and no assurance can be given as to the prices at which it might be traded. Moreover, there can be no assurance that we will be successful in any attempt to have the New Common Stock listed on a national securities exchange or a foreign securities exchange, or quoted on the NASDAQ Stock Market.

          At the present time we have not filed, on a timely basis, our required reports on Forms 10-K and 10-Q. While we are working to improve the timeliness of our filings, we cannot predict with certainty when this will occur.

ITEM 2. PROPERTIES

Aircraft

          Owned and leased aircraft operated by the Company at December 31, 2004 include the following:

	Owned	Capital Leased	Operating Leased	Total	Average Age Years

747-100	1	—	—	1	34.0
747-200	17	3	1	21	25.2
747-300	1	—		1	19.1
747-400	6	—	14	20	4.6

Total	25	3	15	43	15.7

          Lease expirations for the operating leased aircraft included in the preceding table of operating flight equipment range from October, 2010 to February, 2025. Three of the aircraft are dry leased to a 49% owned affiliate.

Ground Facilities

          Our principal offices are located at 2000 Westchester Avenue, Purchase, New York, where we lease 140,000 square feet under a long-term lease that expires in 2012. Polar leases 6,878 square feet of office space in Long Beach, California, pursuant to a lease that is set to expire in July 2009. These offices include both operational and administrative support functions, including flight and crew operations, maintenance and engineering, material management, human resources, legal, sales and marketing, financial, accounting and information technology.

          In addition, Atlas leases warehouse space at Miami International Airport on a month-to-month basis. The leased warehouse space is used to store aviation equipment and aircraft components employed to maintain aircraft operated by us. Atlas also maintains 40,000 square feet of warehouse space at JFK Airport in New York, New York. Polar rents 170,000 square feet in Prestwick, Scotland under a long-term lease that expires in July 2010 for its maintenance activities. Atlas also leases 40,000 square feet at the Amsterdam Airport for maintenance and storage purposes.

ITEM 3. LEGAL PROCEEDINGS

Bankruptcy Cases

          In re: Atlas Air Worldwide Holdings, Inc., Atlas Air, Inc., Polar Air Cargo, Inc., Airline Acquisition Corp. I and Atlas Worldwide Aviation Logistics, Inc.

          As discussed above in Part I, Item 1, on the Bankruptcy Petition Date, AAWW, Atlas, Polar and two other wholly owned subsidiaries filed voluntary bankruptcy petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases were jointly administered under the caption “In re Atlas Air Worldwide Holdings, Inc., Atlas Air, Inc., Polar Air Cargo, Inc. Airline Acquisition Corp. I, and Atlas Worldwide Aviation Logistics, Inc., Case No. 04-10792.” As of the Bankruptcy Petition Date, virtually all pending litigation (including most of the actions described below) were stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, was able to take any action to recover on pre-petition claims against the Debtors. Pursuant to a global settlement that resolved differences between the Polar and Atlas Creditors’ Committees and the Debtors regarding the Company’s initial Plan of Reorganization filed on April 19, 2004, all litigation between the parties named above was abated pending final documentation of the settlement terms and submission of a revised disclosure statement and the Plan of Reorganization. The requisite creditors having voted in favor of the plan, on July 16, 2004, the Bankruptcy Court entered the Order Confirming the Final Modified Second Amended Joint Plan of Reorganization of the Debtors, and the Company emerged from the Chapter 11 Cases on the Effective Date.

Shareholder Litigation

     Shareholder Derivative Actions

          On October 25, 2002 and November 12, 2002, shareholders of AAWW filed two separate derivative actions on behalf of AAWW against various former officers and former members of the Company’s Board of Directors in the Supreme Court of New York, Westchester County. Both derivative actions charged, among other things, that members of the Board of Directors violated: (1) their fiduciary duties of loyalty and good faith, (2) the United States generally accepted accounting principles (“GAAP”), and (3) the Company’s Audit Committee Charter by failing to implement and maintain an adequate internal accounting control system. Furthermore, the actions allege that a certain named former director breached her fiduciary duties of loyalty and good faith by using material non-public information to sell shares of the Company’s common stock at artificially inflated prices. On February 3, 2004, AAWW provided notice of its January 30, 2004 bankruptcy filing to the court hearing the consolidated derivative action. Because these derivative actions were property of the Company’s estate at the time of filing bankruptcy, all proceedings were stayed during the Chapter 11 Cases. Under the Plan of Reorganization, AAWW became the holder of these claims and will decide whether to pursue some or all of the derivative claims against former officers and directors.

     Securities Class Action Complaints

          Seven putative class action complaints have been filed against AAWW and several of its former officers and former directors in the United States District Court for the Southern District of New York. The seven class actions were filed on behalf of purchasers of the Company’s publicly traded common stock during the period from April 18, 2000 through October 15, 2002. These class actions alleged, among other things, that during the time period asserted, AAWW and the individual defendants knowingly issued materially false and misleading statements to the market in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The class actions included claims under the Securities Act of 1933 on behalf of purchasers of common stock issued by AAWW in a September 2000 secondary public offering pursuant to, or traceable to, a prospectus supplement dated September 14, 2000 and filed with the SEC on September 18, 2000 (the “September Secondary Offering”). The complaints sought unspecified compensatory damages and other relief. On May 19, 2003, these seven class actions were consolidated into one proceeding. A lead plaintiff and a lead counsel were appointed by that court.

          Plaintiffs filed a single consolidated amended class action complaint in August 2003 and a second consolidated amended class action complaint in October 2003. The second consolidated amended class action complaint supersedes and replaces all prior complaints, and alleges: (i) violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against AAWW and six of its former officers or directors on behalf of all persons who purchased or otherwise acquired the common stock of AAWW between April 18, 2000 and October 15, 2002, inclusive, and (ii) violation of Sections 11 and 15 of the Securities Act of 1933 against AAWW, four of its former officers or directors and Morgan Stanley Dean Witter on behalf of all persons who purchased or otherwise acquired Atlas common stock issued in the September Secondary Offering. Each defendant moved to dismiss the second consolidated amended class action complaint on or about December 17, 2003. On February 3, 2004, AAWW notified the court hearing the consolidated action of the Company’s January 30, 2004 bankruptcy filing staying the litigation against AAWW.

          Since confirmation of the Plan of Reorganization, the Bankruptcy Court has entered an order subordinating claims arising from these class action proceedings to general unsecured claims. The Plan of Reorganization provides that subordinated claims receive no distribution.

SEC Investigation

          On October 17, 2002, the SEC commenced an investigation arising out of the Company’s October 16, 2002 announcement that it would restate its 2000 and 2001 financial statements. In October 2002, the Company’s board of directors appointed a special committee which in turn retained the law firm of Skadden, Arps, Slate, Meagher and Flom, LLP for the purpose of performing an internal review concerning the restatement issues and assisting AAWW in its cooperation with the SEC investigation. A Formal Order of Investigation was subsequently issued authorizing the SEC to take evidence in connection with its investigation. The SEC has served several subpoenas on AAWW requiring the production of documents and witness testimony, and the Company has been fully cooperating with the SEC throughout the investigation.

          On October 28, 2004, the SEC issued a Wells Notice to AAWW indicating that the SEC staff is considering recommending to the SEC that it bring a civil action against AAWW alleging that it violated certain financial reporting provisions of the federal securities laws from 1999 to 2002. In addition, the SEC has filed one or more proofs of claim in the Chapter 11 Cases. Any recovery on these claims will be in the form of stock distributions to unsecured creditors. AAWW is currently engaging in discussions with the SEC regarding the Wells Notice and the possible resolution of this matter, and will continue to cooperate fully with the SEC in respect of its investigation.

          On July 22, 2004, the Company and certain former officers and directors commenced an adversary proceeding in the Bankruptcy Court against Genesis Insurance Company, which was the Company’s directors’ and officers’ insurance carrier until October 2002. The complaint filed in that action addresses various coverage disputes between Genesis and the plaintiffs with respect to the SEC investigation and the class action shareholder litigation described above. While the case remains pending, the parties are engaged in mediation in an attempt to settle this matter.

Other Litigation

          On August 7, 2001, Atlas sued Southern Air, Inc. and Hernan Galindo in Miami-Dade County Circuit Court seeking damages in excess of $13.0 million. Atlas’ complaint alleged, among other things, that the defendants engaged in unfair competition and conspiracy, and committed tortious interference with Atlas contracts and/ or business relationships with Aerofloral, Inc. Atlas subsequently filed a second amended complaint joining additional defendants James K. Neff, Randall P. Fiorenza, Jay Holdings LLC, and EFF Holdings LLC, on the same legal theories asserted in the original complaint. On November 15, 2002, Southern Air, Inc. filed a bankruptcy petition for relief under Chapter 11 of the Bankruptcy Code, and thus, the lawsuit has been stayed against Southern Air, Inc. The Miami-Dade County Circuit Court, however, denied the other defendants’ motions to dismiss, and all have answered the second amended complaint denying any liability to Atlas. Southern Air, Inc. also filed a counterclaim against Atlas and a third party complaint against AAWW. The counterclaim and third party complaint alleged, among other things, that Atlas and AAWW are alter egos of each other and committed various torts against Southern Air, Inc., including tortious interference with contract and with advantageous business relationships, unfair competition, conspiracy, and other anti-competitive acts in violation of Florida law. The trial court granted AAWW’s motion to dismiss (without prejudice), for lack of personal jurisdiction over AAWW, and also granted Atlas’ motion to dismiss (without prejudice), for failure to state a cause of action. Southern has not, at this time, filed an amended counterclaim or an amended third party claim. Southern has emerged from bankruptcy and reorganized. Should the reorganized Southern file a counterclaim against Atlas which is not dismissed, Atlas may proceed against Southern in this litigation and seek to set-off any recovery Atlas obtains against Southern against any recovery that may be obtained by Southern against Atlas. In addition, Atlas has filed a third party amended complaint joining the law firm of Greenberg & Traurig, PA and three of its shareholders (the “GT Defendants”) as additional defendants. These claims include tortious interference, aiding and abetting tortious interference, conspiracy, fraud and other related claims. The GT Defendants have moved to dismiss Atlas’ Third Amended Complaint, as have the other defendants. Atlas is in the process of preparing opposition memoranda with respect to all of the Defendants’ Motions to Dismiss, which are set for hearing in late July or August 2005.

          On October 27, 2004, a lawsuit was brought in the United States District Court for the District of Alaska by a group of Atlas crewmembers alleging that they have been wrongfully taxed by the Company relative to their gateway transportation benefits. The complaint sought injunctive relief from further tax withholdings on the cost of gateway transportation, recovery of unauthorized withholdings from wages, and other unspecified damages. The Company filed a motion to dismiss on the grounds that the Court has no jurisdiction to hear this matter. Since the confirmation of the Company’s Plan of Reorganization and the emergence from bankruptcy, the portion of the complaint seeking monetary damages was dismissed, leaving only plaintiffs’ claim for injunctive relief. New motions seeking dismissal of the matter were recently granted, and this case has been dismissed, subject to plaintiffs’ rights to appeal.

          To complement its existing Benelux trademark registration and obtain broader geographic protection, Atlas, in late 2003, filed an application to register its name and logo with the European Union (“EU”). The application was processed internally and recently opposed by Atlas Transport GmbH, a German-based surface transportation company that has an EU trademark registration dating back to 1997. Atlas Transport has also advised the Company that it may seek a preliminary injunction against the Company’s continued use of the Atlas name in the EU. The Company has filed a protective letter with the German courts, asserting its prior and continuing use of the Atlas name on flights to and from Germany.

          ALPA filed a labor grievance against Polar challenging the permissibility under the Polar-ALPA collective bargaining agreement of certain wet lease flying performed by Atlas on behalf of Polar. This matter was presented to an arbitrator in February 2004 before the Polar Air Cargo, Inc. Crewmembers’ System Board of Adjustment (“SBA”). A preliminary decision was issued by the arbitrator denying ALPA’s grievance. ALPA requested an executive session of the SBA to challenge the arbitrator’s preliminary decision. A final decision was issued by the arbitrator on June 5, 2004, denying the grievance and this matter is now closed.

          There were contested matters and legal proceedings between the Company and the Polar Creditors’ Committee in the Chapter 11 Cases. By stipulation approved by the Bankruptcy Court, the Debtors assigned to the Polar Creditors’ Committee and the Atlas Committee the authority to pursue all actions necessary to the resolution of all inter-company claims. The Debtors’ Schedules of Assets and Liabilities, as amended, listed claims asserted by Atlas against Polar of approximately $188 million and claims asserted by Polar against Atlas of approximately $52 million. On May 7, 2004, the Polar Creditors’ Committee filed its Objection to Claim and Complaint for Avoidance and Recovery of Preferential Transfer, Avoidance and Recovery of Fraudulent Transfers and Obligations, Equitable Subordination of Claim, and Re-characterization of Claim (collectively the “Polar Committee Claim Objection”). The validity and allowance of the inter-company claims and the Polar Committee Claim Objection were rendered moot by the global settlement reached among the Debtors, the Atlas Committee and the Polar Creditors’ Committee, and approved by the Bankruptcy Court. In accordance with the global settlement, the Plan of Reorganization eliminated all inter-company claims among the Debtors; however, certain lenders and lessors alleged that some inter-company claims asserted by Atlas against Polar were excluded from the global settlement’s release. The Debtors settled these inter-company claims asserted by East Trust Sub 12 (an affiliate of GATX, “East Trust”) and Goldman Sachs Credit Partners L.P. (successor in interest to Bank One Leasing, “GSCP”), by inter alia, granting East Trust a claim against Polar of $1,250,000, and by liquidating GSCP’s claim against Polar at zero.

          In addition to the proofs of claim filed by the IRS as described in Note 3 to the Consolidated Financials Statements included in Item 8 of Part II of this Report, incident to administering the Company’s bankruptcy estates, the Company is currently reconciling the proofs of claim filed in the bankruptcy cases. As part of this reconciliation process, the Company has objected to a multitude of claims, which will result in litigation between the Company and the various claimants that will be resolved by the Bankruptcy Court. A number of these claims, if resolved against the Company, could require significant cash payments or could require the Company to fund additional cash into the trust established for Polar’s creditors. Except for the IRS claims, described in Note 3 to Consolidated Financial Statements included in Item 8 of Part II of this Report, the Company does not believe that any one of these claims, if resolved against the Company, will, individually, have a material adverse effect on the Company’s business.

Total Claims

          As of May 19, 2005, the Company had reviewed over 3,000 scheduled and filed claims aggregating approximately $7.5 billion, with a maximum of $850.8 million of claims that could potentially be allowed. Approximately $657.9 million of claims have been allowed to date, including $12.4 of cure claims and $1.0 million of other secured and priority claims. Claims of $192.9 million remain unresolved, including $116.0 million of unresolved IRS claims discussed below; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process.

Atlas Unsecured Claims

          Pursuant to the Plan of Reorganization, the Company will make a pro rata distribution of 17,202,666 shares of New Common Stock to holders of allowed general unsecured claims against Holdings, Atlas, Acquisition and Logistics. General unsecured claims of approximately $2.6 billion were filed against these entities. As of May 19, 2005, claims of $604.6 million have been allowed, claims of $60.4 million remain disputed, and the balance of claims have been withdrawn or disallowed; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process.

Polar Unsecured Claims

          Pursuant to the Plan of Reorganization, the Company will pay cash equal to sixty cents on the dollar for allowed unsecured claims against Polar. General unsecured claims of approximately $408.4 million were filed against Polar. As of May 19, 2005, claims of $39.9 million have been allowed, claims of $16.5 million remain disputed, and the balance of claims have been withdrawn or disallowed; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process. The Company estimates the additional allowed claims against Polar will ultimately be under $1 million.

Other Contingencies

          The Company has certain other contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes that the ultimate disposition of these contingencies, with the exception of those noted above, is not expected to materially affect the Company’s results of operations financial condition and liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders by the Company during the quarter ending December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

          On September 9, 2003, the Company received notification from the New York Stock Exchange (the“Exchange”) that trading in the Company’s common stock under the symbol CGO would be suspended immediately and that application would be made to the SEC to de-list the common shares. This application was approved by the SEC as of November 28, 2003, and the common stock was removed from listing and registration on the Exchange. Following the de-listing, our shares of common stock issued and outstanding prior to July 27, 2004 (“Old Common Stock”) had traded on the over counter market (“OTC”) on the Pink Sheets under the symbol AAWHQ.

          On July 27, 2004, (the effective date of our emergence from Chapter 11 bankruptcy) all then outstanding shares of Old Common Stock were cancelled and extinguished in accordance with the Plan of Reorganization. Holders of Old Common Stock received no distributions or other consideration. On or about July 28, 2004, our shares of common stock (“New Common Stock”) commenced trading on the OTC on a “when issued” basis under the symbol “AAWWV.PK.” As of December 31, 2004, excluding any grants or other awards under our long term incentive plan, there were approximately 3.0 million shares of our New Common Stock issued and outstanding and held by approximately 34 holders of record. On June 1, 2005, excluding any grants or other awards under our long term incentive plan, there were approximately 3.0 million shares of our New Common Stock issued and outstanding and held by approximately 37 stockholders of record of New Common Stock.

Market Price of Common Stock

          The following table sets forth the high and low sales prices per share of our common stock, which traded under the predecessor symbols of CGO and AAWHQ and which currently trades under the successor symbol of AAWWV.PK.

	High	Low

Successor
2005 Quarter Ended
June 30 (through June 15)	$35.50	$24.00
March 31	$32.50	$26.25

2004 Quarter Ended
December 31	$24.00	$19.30
September 30	$19.00	$14.00

Predecessor
June 30	$0.26	$0.02
March 31	$0.50	$0.20

2003 Quarter Ended
December 31	$0.92	$0.40
September 30	$1.46	$0.54
June 30	$2.65	$0.59
March 31	$1.68	$0.56

          We have never paid a dividend with respect to our New Common Stock, nor do we expect to pay a dividend in the foreseeable future. Moreover, we have covenants in many of our debt instruments that prohibit the payment of any cash dividends. See Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of this Report for additional information on dividend restrictions.

Description of AAWH New Common Stock

          We are authorized by our Certificate of Incorporation to issue 50.0 million shares of New Common Stock with a par value of $0.01 per share. Pursuant to the Plan of Reorganization, approximately 20 million shares are authorized for issuance, of which approximately 3.0 million have been issued to date. The remaining shares of New Common Stock will be issued to holders of allowed Atlas general unsecured claims under the Plan of Reorganization upon allowance of such claims per Order of the Bankruptcy Court.

          The Plan of Reorganization contemplates the distribution of 17,202,666 shares, exclusive of stock grants to our employees, and directors of New Common Stock to holders of allowed general unsecured claims of Atlas, AAWW, Acquisitions and Logistics on a pro rata basis in the same proportion that each holder’s allowed claim bears to the total amount of all allowed claims. The exact number of shares that each claimholder ultimately receives is dependent on the final total of allowed unsecured claims, and other factors such as unclaimed distributions and fractional share interests.

          In accordance with the Plan of Reorganization, on the Effective Date, AAWW issued and distributed 740,000 shares of New Common Stock to GE Capital Aviation Services, Inc. (“GECAS”) and 320,000 shares of New Common Stock to certain bank lenders under the Aircraft Credit Facility (see “Aircraft Credit Facility” in Item 7 of Part II of the Report). Additionally, pursuant to the terms of the Plan of Reorganization 1,737,334 shares of the New Common Stock were offered for subscription to certain unsecured creditors of Atlas, AAWW, Acquisition and Logistics. New Common Stock will not be distributed to holders of Polar allowed general unsecured claims since each such holder will instead receive a fixed cash recovery equal to 60.0% of the amount of their respective allowed claim.

          Excluding the long-term incentive plan and the shares issued to DVB Bank discussed below, as of June 1, 2005 and including the initial distribution described in the preceding paragraph, the Company has 2,797,334 shares issued, or about 15.0 % of the approximately 20,000,000 shares to be issued under the Plan of Reorganization. See Note 3, “Equity Distribution” in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

          The proposed allocation of such New Common Stock under the Plan of Reorganization is illustrated in the chart below:

Party	Equity Ownership %	Shares

ACF/AFL III	1.6%	320,000
GECAS	3.7%	740,000
General Unsecured Claims	86.0%	17,202,666
Shares sold under Subscription	8.7%	1,737,334

Total	100%	20,000,000

          In addition to the above-referenced shares of New Common Stock allocated and to be allocated pursuant to the Plan of Reorganization, as of December 31, 2004, pursuant to the Plan of Reorganization of an aggregate of 2,772,559 shares of New Common Stock have been reserved for equity-based awards, of which 610,600 shares of restricted stock and options to purchase 826,663 shares, have been issued to directors, management and employees under a management incentive plan and the employee stock option plan.

          In addition, on August 26, 2004, the Bankruptcy Court entered an order approving the issuance of 200,000 shares of New Common Stock to DVB Bank, AG (“DVB”) as part of a settlement involving the restructuring of the lease of aircraft tail number N409MC. (See Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of this Report). These shares were not part of the original 20,000,000 shares of New Common Stock allocated in the Plan of Reorganization discussed above.

          Distributions of shares of New Common Stock to holders of allowed Senior Note Claims under the Plan of Reorganization (relating to Atlas’ 10.75% Notes due 2005, 9.375% Notes due 2006, and 9.25% Notes due 2008) will be made to the indenture trustee, which will transmit the shares to the appropriate claimholders in accordance with the Plan of Reorganization and the respective indentures. Distributions to holders of other allowed general unsecured claims will be made directly to such claimholders in accordance with the Plan of Reorganization.

Foreign Ownership Restrictions

          Under federal law and the DOT regulations, we must be controlled by United States citizens. In this regard, our president and at least two-thirds of our board of directors must be United States citizens and not more than 25% of our outstanding voting common stock may be held by non-U.S. citizens. We believe that during the period covered by this Report we were in compliance with these requirements.

ITEM 6. SELECTED FINANCIAL DATA

          The selected balance sheet data as of December 31, 2004 (Successor) and December 31, 2003 (Predecessor) and the selected statement of operations data for the period July 28, 2004 through December 31, 2004 (Successor) and the period January 1, 2004 through July 27, 2004 and each of the years in the two year period ended December 31, 2003 (Predecessor) have been derived from our audited financial statements included elsewhere herein. The selected balance sheet data as of December 31, 2002 (Predecessor) have been derived from our audited financial statements not included herein. Except for per share data, all other amounts are in thousands.

          The information provided below with respect to aircraft rent, depreciation and interest expense for periods after July 27, 2004, were affected materially by several factors which did not affect such items for comparable periods during the first seven months of 2004 and all of 2003. In conjunction with our emergence from bankruptcy, we applied the provisions of fresh-start accounting effective as of July 27, 2004, at which time a new reporting entity was deemed to be created.

          Fresh-start accounting required us to revalue our assets and liabilities to estimated fair values at July 27, 2004 in a manner similar to that which would occur if we were to apply purchase accounting. Significant adjustments included a downward revaluation of our owned aircraft fleet and the recording of additional intangible assets (principally related to Atlas’ ACMI customer contracts). In addition, fair-value adjustments were recorded in respect to our debt and lease agreements.

	Successor	Predecessor

	For the Period July 28, 2004 Through December 31, 2004	For the Period January 1, 2004 Through July 27, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002

Total Operating Revenues	$679,294	$735,367	$1,383,651	$1,178,095

Income (loss) before cumulative effect of accounting change	$22,710	$28,246	$(100,990)	$(98,369)
Cumulative effect of accounting change	—	—	—	44,556

Net income (loss)	$22,710	$28,246	$(100,990)	$(53,813)

Basic Earnings (Loss) Per Share:
Income (loss) before cumulative effect of accounting change	$1.12	$0.74	$(2.63)	$(2.57)
Cumulative effect of accounting change	—	—	—	1.16

Net income (loss)	$1.12	$0.74	$(2.63)	$(1.41)

Weighted average common shares outstanding during the period	20,210	38,378	38,360	38,210

Diluted income (loss) per share:
Income (loss) before cumulative effect of accounting change	$1.11	$0.74	$(2.63)	$(2.57)
Cumulative effect of accounting change	—	—	—	1.16
Net income (loss)	$1.11	$0.74	$(2.63)	$(1.41)

Weighted average common shares and equivalents outstanding during the period	20,405	38,378	38,360	38,210

Total Assets	$1,142,196		$1,400,607	$1,530,839
Long-term Debt (Less Current Portion)	$602,985		$— *	$— *
Shareholders’ Equity (Deficit)	$277,962		$(28,282)	$71,483
Shareholders’ Equity (Deficit) per Common Share	$13.62		$(0.74)	$1.87
Cash Dividends Declared per Common Share	$—		$—	$—

* For the years ended 2003 and 2002, long term debt of $909.1 million and $812.0 million were reclassifed to current liabilities as a result of our defaults on our debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          The following discussion relates to AAWW and its wholly owned subsidiaries, including Atlas and Polar. In this Report, references to “we,” “our” and “us” are references to AAWW and its subsidiaries, as applicable.

Reorganization

          The sustained weakness of both the United States and international economies that began in early 2001 and continued through the beginning of 2004, coupled with the lingering impact of the September 11, 2001 terrorist attacks, had a substantial negative impact on both international trade demand, and the airline industry in particular, including the ACMI and air cargo Scheduled Service markets that are vital to our results of operation and financial condition. Due to the negative impact on our financial condition and as part of a comprehensive financial restructuring of our aircraft debt and lease obligations, among other things, we defaulted on our covenants and payment obligations under all of our debt and lease arrangements. As a result, all debt outstanding had been reclassified as a current liability at December 31, 2003.

          In January 2003, we commenced our financial restructuring through negotiations with the lenders under the Aircraft Credit Facility and the AFL III Credit Facility (see description of the Company’s debt obligations, below) regarding impending principal payments and covenant defaults, as well as the suspension of lease payments on six Boeing 747-200 aircraft. In addition, we negotiated with certain other aircraft lessors to reduce or defer operating lease payments.

          In March 2003, we implemented a moratorium on substantially all of our aircraft debt and lease payments to provide time to negotiate restructured agreements with our significant creditors and lessors. Subsequent to the implementation of this moratorium, we made payments on certain debt and lease obligations pursuant to forbearance agreements or otherwise. However, the continuation of the moratorium beyond what was permitted in the forbearance agreements resulted in additional events of default with respect to substantially all of our debt and lease agreements. These defaults allowed the parties to these arrangements to exercise certain rights and remedies, including the right to demand immediate payment of such obligations in full and the right to repossess certain assets, including all of our owned and leased aircraft.

          In order to formalize our restructuring efforts, in March 2003 we embarked on a comprehensive operational and financial restructuring program that included the following key elements: (i) reorganizing the management team and management functions; (ii) enhancing profitability through operational restructuring initiatives, and (iii) reducing fixed financial costs through the restructuring of aircraft-related debt and lease obligations.

          Through the course of 2003, management refocused the commercial strategies of our key business segments, implemented operational cost saving initiatives and, with the assistance of our financial and legal advisors, negotiated with our secured aircraft creditors to reduce the rents and payments on our aircraft.

          On January 30, 2004, AAWW, Atlas, Polar, Airline Acquisition Corp I “Acquisition” and Atlas Worldwide Aviation Logistics, Inc. (“Logistics”, and together with AAWW, Atlas, Polar and Acquisition, the “Debtors”), each filed voluntary bankruptcy petitions for relief under Chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., in the United States Bankruptcy Court for the Southern District of Florida. The Bankruptcy Court jointly administered these cases as “In re Atlas Air Worldwide Holdings, Inc., Atlas Air, Inc., Polar Air Cargo, Inc., Airline Acquisition Corp I, and Atlas Worldwide Aviation Logistics, Inc., Case No. 04-10792”. During the course of the proceedings, the Debtors operated their respective businesses and managed their respective properties and assets as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. The Bankruptcy Court entered an order confirming the Final Modified Second Amended Joint Plan of Reorganization of the Debtors dated July 14, 2004 and the Debtors emerged from bankruptcy on July 27, 2004. The Consolidated Financial Statements include data for all of our subsidiaries, including those that did not file for relief under Chapter 11, as those subsidiaries will be revalued under fresh-start accounting.

          On February 10, 2004, the United States Trustee for the Southern District of Florida appointed two official committees of unsecured creditors (together, the “Creditors’ Committees”), one each for Atlas and Polar. The Creditors’ Committees and their respective legal representatives had a right to be heard on all matters that came before the Bankruptcy Court concerning the Debtors’ reorganization. Pursuant to a global settlement between the Creditors’ Committees and the Debtors, all litigation between the Creditors’ Committees was abated pending final documentation of the settlement terms and submission of a revised Disclosure Statement and Plan of Reorganization. By virtue of the global settlement, the Creditors’ Committees supported confirmation of the Plan of Reorganization. On June 8, 2004, the Debtors’ original Disclosure Statement was approved by the Bankruptcy Court, thereby allowing the Debtors to solicit votes to accept the Plan of Reorganization. The Bankruptcy Court entered an order confirming the Plan of Reorganization, which became effective when the Company emerged from bankruptcy on the Effective Date.

Total Claims

          As of May 19, 2005, the Company had reviewed over 3,000 scheduled and filed claims aggregating approximately $7.5 billion, with a maximum of $850.8 million of claims that could potentially be allowed. Approximately $657.9 million of claims have been allowed to date, including $12.4 of cure claims and $1.0 million of other secured and priority claims. Claims of $192.9 million remain unresolved, including $116.0 million of unresolved IRS claims discussed below; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process.

Atlas Unsecured Claims

          Pursuant to the Plan of Reorganization, the Company will make a pro rata distribution of 17,202,666 shares of New Common Stock to holders of allowed general unsecured claims against Holdings, Atlas, Acquisition and Logistics. General unsecured claims of approximately $2.6 billion were filed against these entities. As of May 19, 2005, claims of $604.6 million have been allowed, claims of $60.4 million remain disputed, and the balance of claims have been withdrawn or disallowed; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process.

Polar Unsecured Claims

          Pursuant to the Plan of Reorganization, the Company will pay cash equal to sixty cents on the dollar for allowed unsecured claims against Polar. General unsecured claims of approximately $408.4 million were filed against Polar. As of May 19, 2005, claims of $39.9 million have been allowed, claims of $16.5 million remain disputed, and the balance of claims have been withdrawn or disallowed; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process. The Company estimates the additional allowed claims against Polar will ultimately be under $1 million.

          Pursuant to the Plan of Reorganization, the incumbent holders of outstanding equity of AAWW are to receive no distributions.

Certain Terms

          The following terms represent industry-related items and statistics specific to the airline and cargo industry sectors. They are used by management for statistical analysis purposes to better evaluate and measure operating levels, results, productivity and efficiency.

Glossary

ATM

Available Ton Miles represent the maximum available tons (capacity) per actual miles flown. It is calculated by multiplying the available capacity (tonnage) of the aircraft against the miles flown by the aircraft.

Block Hours	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

RATM	Revenue per Available Ton Mile represents the average revenue received per available ton mile flown. It is calculated by dividing operating revenues by ATMs.

Revenue Per Block Hour	Calculated by dividing operating revenues by Block Hours.

RTM	Revenue Ton Mile, calculated by multiplying actual revenue tons carried against miles flown.

Load Factor	The average amount of weight flown per the maximum available capacity. It is calculated by dividing RTMs by ATMs.

Yield	The average amount a customer pays to fly one ton of cargo one mile. It is calculated by dividing operating revenues by RTMs.

A/B Checks	Low level maintenance checks performed on aircraft at an interval of approximately 400 to 1,100 flight hours.

C Checks	High level or “heavy” airframe maintenance checks which are more intensive in scope than an A/B Check and are generally performed on a 15 to 24 month interval.

D Checks

High level or “heavy” airframe maintenance checks which are the most intensive in scope and are generally performed on an interval of 5 to 10 years or 25,000 to 28,000 flight hours, whichever comes first.

Business Overview

          Our principal business is the airport-to-airport transportation of heavy freight cargo. We have four primary lines of business, each constituting its own reportable segment. These segments are (i) ACMI or wet lease contracts, (ii) Scheduled Service, (iii) AMC Charters for the U.S. Military and (iv) Commercial Charter. In addition, we occasionally “dry lease” aircraft to other airlines. We do not consider dry leasing to be a core segment of our business.

          In our ACMI contract business, customers receive an aircraft which is crewed, maintained and insured by us in exchange for an agreed level of operation over a defined period of time. We are paid a defined hourly rate for the time the aircraft is operated or a minimum contractual rate when hour activity falls below minimum guaranteed levels. All other direct operating expenses, such as aviation fuel, landing fees and ground handling costs, are absorbed by the customer, who also bears the commercial risk of load factor and yield. Our ACMI contracts typically have terms ranging from several months to five years. At December 31, 2004 the terms of our existing contract maturities profile ranged from 1 month to 4.3 years. Average length of remaining ACMI contracts was 22.1 months as of December 31, 2004. We measure the performance of our ACMI contract business in terms of revenue per Block Hour and Fully Allocated Contribution (“Fully Allocated Contribution” or “FAC”) defined as pre-tax income (loss), excluding pre-petition and post emergence costs and related professional fees, unallocated corporate and other, and reorganization items. FAC is also used to analyze the profitability and contribution to net income or loss of our other business segments.

          We operate our Scheduled Services business primarily through Polar. We operate airport-to-airport specific routes on a specific schedule and customers pay to have their freight carried on that route and schedule. Our Scheduled all-cargo network serves four principal economic regions: North America, South America, Asia and Europe. We offer access to Japan through route and operating rights at Tokyo’s Narita Airport, and, as of December 2, 2004, to the People’s Republic of China through route and operating rights at Shanghai’s Pudong Airport. As of December 31, 2004, our Scheduled Services operation provides approximately 18 daily departures to 14 different cities in eight countries across four continents. Our Scheduled Service business is designed to provide:

•	prime time arrivals and departures on key days of consolidation for freight forwarders and shippers; and

•	connection or through-service between economic regions to achieve higher overall unit revenues.

          Our Scheduled Service business creates both load and yield risk. We measure performance of our Scheduled Service business in terms of RATM and FAC.

          Our AMC Charter business continues to be a profitable but unpredictable line of business. AMC Charter revenues are driven by the rate per flown mile. The AMC Charter rate is set by the U.S. Government each October, based on an audit of all AMC carriers and an assumed fuel price. Block Hours are difficult to predict and are sub-

ject to certain minimum levels set by the U.S. Government. We bear the direct operating costs of AMC flights, however, the price of fuel consumed in AMC operations is fixed at the annual agreed upon rate.

          Our Commercial Charter business provides full-planeload airfreight capacity on one or multiple flights to freight forwarders, airlines and other air cargo customers. The revenue associated with our Commercial Charter business is contracted in advance of the flight, and, as with Scheduled Service, we bear the direct operating costs (except as otherwise agreed in the charter contracts).

          Our AMC and Commercial Charter businesses complement our ACMI contract and Scheduled Service businesses by:

•	increasing aircraft utilization during slow seasons;

•	positioning flights for Scheduled Service operations in directionally weak markets;

•	enabling the performance of extra flights to respond to peak season Scheduled Service demand; and

•	diversifying revenue streams.

          We measure performance of our AMC and Commercial Charter businesses in terms of revenue per Block Hour and FAC.

          The most significant trends that are evident when comparing our operations for the year ended 2004 to 2003 are:

•

improved performance in our Scheduled Service and ACMI contract businesses, due primarily to improvement in Scheduled Service revenue, a reduction in overhead costs per Block Hour and the elimination of non-productive or “parked” aircraft; and

•

the material reduction in AMC Block Hour activity resulting from the continued reduction in the high AMC demand that existed in 2003, which was partially offset by higher ACMI contracts and Scheduled Service Block Hour activity.

          Overall, Block Hours decreased 3.0% for 2004 compared to 2003. Specifically, Block Hours increased 20.2% for ACMI contracts, increased 1.6% for Scheduled Service, decreased 36.0% for AMC charters and decreased 37.5% for Commercial Charters for the year ended 2004 compared with the same period in 2003. The reduction in total Block Hour activity was due, in part, to a 16.2% reduction in our operating fleet, from an average of 45.0 aircraft for 2003 to 37.7 aircraft in 2004. The reduction in the fleet is associated with the rejection of aircraft through bankruptcy, which had the effect of reducing our fleet of Boeing 747 aircraft from 52 aircraft pre-bankruptcy to 43 aircraft as of December 31, 2004.

          Average aircraft is calculated by factoring in the time that aircraft were parked before being returned to active status.

          The improvement in profitability from year to year is a function of a general improvement in the demand for our cargo services, the elimination of the costs associated with the burden of non-operating, or “parked,” aircraft, the restructuring of our debt and lease agreements and the elimination of non-profitable flying in the Scheduled Service and ACMI contract business segments.

Outlook

          Our primary focus is to maintain a safe and efficient operation, streamline operations, restore and sustain profitability and rebuild stockholder value. We are undertaking a number of significant strategic measures designed to achieve these objectives. These measures include the following:

•	optimizing our Scheduled Service network so that this business segment can ultimately attain profitability;

•	continuing our efforts to reduce our overhead and operating costs;

•	improving our operating procedures in several key facets of flight operations, ground operations and maintenance;

•	selectively disposing of unproductive assets, which may include aging aircraft;

•	pursuing growth opportunities, which may include forming strategic alliances with synergistic carriers offering customers new services and fleet types, and entry into passenger ACMI business

•	continuing our efforts to maximize our financial flexibility, which may include refinancing certain indebtedness and issuing new debt and/or equity securities.

          While we still face a number of significant challenges, a number of which are beyond our control (see “Risk Factors” in Item 1 of Part I of this Report), we believe that implementing these and other strategic measures will enable us to become one of the world’s most efficient, capable and diversified operator of long-haul freighter aircraft.

          Our focus is to optimize the allocation of assets between our four lines of business to maximize profitability and minimize risk. One of the significant challenges that we face is the cost of aviation fuel in the Scheduled Service business. During 2004, the average price per gallon for aviation fuel was 125 cents, an increase of 27.6% over the average price of 98 cents per gallon during 2003. Generally, we expect no more than 60% of the price-related increase in Scheduled Service fuel expense will be recovered through aircraft fuel surcharges (recorded as revenue). In response to the impact of increased aircraft fuel prices in the Scheduled Service business and to the increased opportunities for entering into profitable ACMI contracts, we expect to continue to optimize capacity allocations between the least profitable Scheduled Service markets and new ACMI opportunities.

          In addition to the impact of aviation fuel prices, another significant change to our Scheduled Service business in 2004 is the commencement of operations in China under the route authority granted to us on October 18, 2004 by the DOT. As a result, we were designated as the fourth U.S. freighter operator under the U.S.-China bilateral air services agreement and were awarded a total of nine weekly frequencies (six for use in 2004 and an additional three commencing March 25, 2005). On March 25, 2005, the DOT granted three additional weekly flights commencing in March 2006, which will increase the total weekly flights to twelve. We anticipate that China will improve the profitability of our Scheduled Service business as a whole.

          We expect the ACMI contract business, particularly the ACMI contract opportunities for 747-400 aircraft, to continue to strengthen into 2005, with demand for widebody freighter capacity exceeding supply over the near term.

          While we expect that the demand for AMC Charter business will be strong in 2005, total AMC Block Hour activity for 2004 was 36.0% lower than 2003. The 2003 activity was a function of the commencement of U.S. military operations in and around Iraq. Block Hour activity has declined and is expected to continue to decline in conjunction with the reduction in military-related activity in the Middle East.

          We expect our Commercial charter business to provide incremental utilization for our aircraft fleet and to make a positive pre-tax contribution in 2005.

Results of Operations

          The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Item 8 of Part II of this report.

Years Ended December 31, 2004 and 2003

          The discussion below provides comparative information on our historical consolidated results of operations. The information provided below with respect to aircraft rent, depreciation and interest expense for periods after July 27, 2004, were materially affected by several factors which did not affect such items for comparable periods during the first seven months of 2004 and all of 2003. In conjunction with our emergence from bankruptcy, we applied the provisions of fresh-start accounting effective as of July 27, 2004, at which time a new reporting entity was deemed to be created.

          Fresh-start accounting requires us to revalue our assets and liabilities to estimated fair values at July 27, 2004 in a manner similar to that which would occur if we were to apply purchase accounting. Significant adjustments included a downward revaluation of our owned aircraft fleet and the recording of additional intangible assets (principally related to Atlas’ ACMI customer contracts). In addition, fair-value adjustments were recorded in respect to our debt and lease agreements.

          Notwithstanding the lack of comparability, we have prepared the following analysis to facilitate the year-on-year discussion of operating results. The analysis below is not prepared in accordance with GAAP and, as noted, results after July 27, 2004 are not on the same basis as results prior to that date (in millions).

	Successor	Predecessor		Predecessor

	For the Period July 28, 2004 Through December 31, 2004	For the Period January 1, 2004 Through July 27, 2004	Combined Results For the Year Ended December 31, 2004	Results For the Year Ended December 31, 2003

Operating Revenues
Scheduled Service	$296.8	$343.6	$640.4	$524.0
ACMI contracts	182.3	194.3	376.6	305.5
AMC charter	126.2	156.3	282.5	430.3
Charter service	53.3	15.8	69.1	86.6
Other revenue	20.7	25.4	46.1	37.3

Total operating revenues	679.3	735.4	1,414.7	1,383.7

Operating expenses
Aircraft fuel	176.0	175.1	351.1	326.0
Salaries, wages & benefits	91.5	120.6	212.1	194.4
Maintenance, materials and repairs	102.7	133.3	236.0	197.6
Aircraft rent	60.2	81.9	142.1	183.3
Ground handling	40.8	53.6	94.4	86.6
Landing fees and other rent	38.0	53.0	91.0	92.0
Depreciation and amortization	25.5	33.5	59.0	60.1
Travel	25.7	29.5	55.2	59.2
Pre-petition and post-emergence costs and related professional fees	4.1	11.5	15.6	44.4
Other	47.8	66.1	113.9	146.0

Total operating expenses	612.3	758.1	1,370.4	1,389.6

Operating income (loss)	$67.0	$(22.7)	$44.3	$(5.9)

Consolidated Results

          Total operating revenue. Our total operating revenues were $1,414.7 million for 2004, compared with $1,383.7 million for 2003, an increase of $31.0 million, or 2.2%. This increase was primarily due to higher Scheduled Service revenue, which was $640.4 million for 2004, compared with $524.0 million for 2003, an increase of $116.4 million or 22.2%. ACMI contracted revenue was $376.6 million for 2004, compared with $305.5 million for 2003, an increase of $71.1 million, or 23.3%. These increases were partially offset by reductions in revenue from our AMC business, which had revenue of $282.5 million for 2004, compared with $430.3 million for 2003, a decrease of $147.8 million, or 34.3%. Commercial charter revenue was $69.1 million for 2004, compared with $86.6 million for 2003, a decrease of $17.5 million, or 20.2%. Other revenue was $46.1 million for 2004, compared with $37.3 million for 2003, an increase of $8.8 million, or 23.6%.

          Scheduled Service revenue. Scheduled Service revenues were $640.4 million for 2004, compared with $524.0 million for 2003, an increase of $116.4 million, or 22.2%, primarily due to higher yields and higher load factors, offset by lower capacity. RTMs in the Scheduled Service segment were 2,022 million on a total capacity of 3,223 million ATMs in 2004, compared with RTMs of 1,844 million on a total capacity of 3,253 million ATMs in 2003. Load factor was 62.7% with a yield of $0.316 in 2004, compared with a load factor of 56.7% and a yield of $0.284 in 2003. RATM in our Scheduled Service segment was $0.198 in 2004, compared with $0.161 in 2003, representing an improvement of 23.0%. The material increase in the revenue performance of the Scheduled Service segment, as measured by RATM, was attributable to the positive impact of the scheduled network restructuring that was accomplished in the fourth quarter of 2003 and the first quarter of 2004, a general increase in the demand for air cargo services in 2004, an increase in fuel surcharge revenue in 2004, and specific improvement in load factor for flights from the U.S. to Asia and Europe, caused, in part, by the weakening of the US dollar against foreign currencies.

          ACMI Contract revenue. ACMI contracted revenues were $376.6 million for 2004, compared with $305.5 million for 2003, an increase of $71.1 million, or 23.3%, due to both an increase in rate and volume. ACMI Block Hours were 70,343 for 2004, compared with 58,536 for 2003, an increase of 11,807, or 20.2%. Revenue per Block Hour was $5,355 for 2004, compared with $5,219 for 2003, an increase of $136 per Block Hour, or 2.6%. Total aircraft supporting ACMI contracts, excluding aircraft dry leased to our joint venture, as of December 31, 2004 were seven 747-200 aircraft and 11 747-400 aircraft, compared with December 31, 2003 when we had six 747-200 aircraft and five 747-400 aircraft supporting ACMI contracts.

          AMC Charter revenue. AMC Charter revenues were $282.5 million for 2004, compared with $430.3 million for 2003, a decrease of $147.8 million, or 34.3%, primarily due to a lower volume of AMC Charter flights which was partially offset by higher AMC rates. AMC Charter Block Hours were 22,376 for 2004, compared with 34,959 for 2003, a decrease of 12,583, or 36.0%. Revenue per Block Hour was $12,626 for 2004, compared with $12,308 for 2003, an increase of $317 per Block Hour, or 2.6%. The reduction in AMC Charter activity was primarily due to the continued reduction from the high AMC demand that existed in 2003 related to the build-up to the military conflict in Iraq.

          Commercial Charter revenue. Commercial Charter revenues were $69.1 million for 2004, compared with $86.6 million for 2003, a decrease of $17.5 million, or 20.2%, primarily as a result of a lower volume of commercial charter flights which was partially offset by an increase in rates. Commercial Charter Block Hours were 4,973 for 2004, compared with 7,956 for 2003, a decrease of 2,983, or 37.5%. Revenue per Block Hour was $13,903 for 2004, compared with $10,884 for 2003, an increase of $3,019 per Block Hour, or 27.7%. The improvement in the demand for air cargo in 2004 contributed to higher rates, but the lack of available capacity due to the increased flying in the ACMI contract business, and reduction in our aircraft fleet size through bankruptcy, caused a reduction in Commercial Charter revenue for 2004, compared with 2003.

          Salaries, wages and benefits expense. Salaries, wages and benefits were $212.1 million for 2004, compared with $194.4 million for 2003, an increase of $17.7 million, or 9.1%. Salaries, wages and benefits for air crew and ground employees increased by $5.8 million and $11.9 million, during 2004, compared with 2003, respectively. The increase was primarily due to contractual pay rate increases for air crew members and higher worker’s compensation coverage necessary for crewmember employees operating AMC charters and the increase in ground employee cost corresponds to the decrease in third party contract expense as more functions in maintenance and ground handling were taken in house.

          Maintenance materials and repairs. Maintenance, materials and repairs was $236.0 million for 2004, compared with $197.6 million for 2003, an increase of $38.4 million, or 19.4%. The increase in maintenance expense was primarily the result of an increase in engine overhaul expense and an increase in expense for D checks. There were six additional D check airframe maintenance events in 2004, compared with 2003.

          Aircraft fuel expense. Aircraft fuel expense was $351.1 million for 2004, compared with $326.0 million for 2003, an increase of $25.1 million, or 7.7%, as a result of increased fuel prices. Average fuel price per gallon was 125 cents for 2004, compared with 98 cents for 2003, an increase of 27 cents or 27.6%, partially offset by a 53.4 million gallon, or 16.0% decrease in fuel consumption to 280.3 million gallons for 2004 from 333.7 million gallons during 2003. The decrease in fuel consumption is the result of a 16,515 reduction in non-ACMI Block Hours from 100,152 in 2003 to 83,637 in 2004.

          Ground handling and airport fees. Ground handling and airport fees were $94.4 million for 2004, compared with $86.6 million for 2003, an increase of $7.8 million, or 9.0%. The increase is primarily attributable to increased Scheduled Service flight activity in Europe, which resulted in an increase in expense related to truck transportation purchased from outside vendors.

          Landing fees and other rent. Landing fees and other rent was $91.0 million for 2004, compared with $92.0 million for 2003, a decrease of $1.0 million, or 1.1%. The decrease is primarily related to the decrease in total non-ACMI operations.

          Pre-petition and post emergence costs and related professional fees. Pre-petition and post emergence costs were $15.6 million for 2004 compared to $44.4 million in 2003, a decrease of $28.8 million, or 64.9%. Expenses incurred during the Chapter 11 cases are classified as reorganization items net. We incurred expenses of $4.1 million in the period July 28, 2004 through December 31, 2004 related to the winding down of the bankruptcy proceedings.

          Other operating expense. Other operating expenses were $113.9 million for 2004, compared with $146.0 million for 2003, a decrease of $32.0 million, or 21.9%, due primarily to a $11.6 million decrease in bad debt expense, a $6.0 million decrease in commissions due to reduced AMC and Scheduled Service related commission expense, and a $8.8 million decrease in third party contractor costs.

          Reorganization items, net. Reorganization items net were income of $112.5 million for the period January 31, 2004 through July 27, 2004, comprised of the following (in thousands):

Legal and professional fees	$44,209
Rejection of CF6-80 PBH engine agreement	(59,552)
Claims related to rejection of owned and leased aircraft	126,649
Other	7,782
Fresh-start adjustments	173,598
Gain on cancellation of pre-petition debt	(405,199)

Total	$(112,513)

          The costs included in reorganization items reflect the cash and non-cash expenses recognized by us in connection with our reorganization and are separately reported as required by SOP 90-7. See Item 7 of Part II and Notes 3 and 4 to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Segments

          As discussed above, the application of fresh-start accounting following our emergence from bankruptcy, which among other things, reduced rent expense, reduced depreciation expense and increased amortization expense due to recognition of additional intangible assets, results in the incompatibility of the calculation of segment operating income and loss with prior periods. Therefore segment discussion is not presented for the 2004 versus the 2003 period.

Years Ended December 31, 2003 and 2002

          The following table sets forth our consolidated statements of operations for the years ended December 31 (in millions)

	2003	2002

Operating Revenues
Scheduled Service	$524.0	$348.2
ACMI contracts	305.5	358.1
AMC charter	430.3	231.4
Charter service	86.6	145.2
Other revenue	37.3	95.2

Total operating revenues	1,383.7	1,178.1

Operating expenses
Aircraft rent	183.3	213.3
Salaries, wages & benefits	194.4	188.5
Maintenance, materials and repairs	197.6	202.4
Aircraft fuel	326.0	221.6
Ground handling	86.6	66.5
Landing fees and other rent	92.0	63.2
Depreciation and amortization	60.1	54.4
Travel	59.2	53.0
Pre-petition and post-emergence costs and related professional fees	44.4	—
Other	145.9	139.3

Total operating expenses	$1,389.6	$1,202.2

Operating loss	(5.9)	(24.2)

Non-operating Expenses (income)
Interest income	(3.7)	(10.3)
Interest expense	97.3	82.8
Other, net	1.5	1.7

Total non-operating expenses	95.1	74.2

Loss before income taxes	(101.0)	(98.4)
Income tax expense	—	—

Loss before cumulative effect of accounting change	(101.0)	(98.4)
Cumulative effect of accounting change	—	44.6

Net loss	$(101.0)	$(53.8)

Consolidated Results for 2003 and 2002

          Total operating revenue. Our total operating revenues were $1,383.7 million for 2003, compared with $1,178.1 million for 2002, an increase of $205.6 million, or 17.5%. This increase in our total operating revenue was primarily due to an increase in AMC charter revenues, which were $430.3 million for 2003, compared with $231.4 million for 2002, an increase of $198.9 million, or 86.0%. Scheduled Service revenue also increased and totaled $524.0 million for 2003, compared with $348.2 million for 2002, an increase of $175.8 million, or 50.5%. These increases were partially offset by decreases in Commercial Charter revenue, which was $86.6 million for 2003, compared with $145.2 million for 2002, a decrease of $58.6 million, or 40.4% and ACMI contracted revenue, which was $305.5 million for 2003, compared with $358.1 million for 2002, a decrease of $52.6 million, or 14.7%.

          Scheduled Service revenue. Scheduled Service revenues were $524 million for 2003, compared with $348.2 million for 2002, an increase of $175.8 million, or 50.5%, primarily due to lower yields and lower load factors, offset by higher capacity. RTMs in the Scheduled Service segment were 1,844 million on a total capacity of 3,253 million ATMs in 2003, compared with RTMs of 1,191 million on a total capacity of 1,930 million ATMs in 2002. Load factor was 56.7% with a yield of $0.284 in 2003, compared with a load factor of 61.7% and a yield of $0.292 in 2002. RATM in our Scheduled Service segment was $0.161 in 2003, compared with $0.180 in 2002, representing a decrease of 10.6%.

          ACMI Contract revenue. ACMI contract revenues were $305.5 million for 2003, compared with $358.1 million for 2002, a decrease of $52.6 million, or 14.7%, primarily due to a decrease in the volume of ACMI leasing contracts combined with a decrease in rate per Block Hour. ACMI Block Hours were 58,536 for 2003, compared with 61,794 for 2002, a decrease of 3,258, or 5.3%. Revenue per Block Hour was $5,219 for 2003, compared with $5,795 for 2002, a decrease of $576 per Block Hour, or 9.9%.

          AMC Charter revenue. AMC Charter revenues were $430.3 million for 2003, compared with $231.4 million for 2002, an increase of $198.9 million, or 86.0%, primarily due to both higher volume of AMC Charter flights and an increase in AMC Charter rates. AMC Charter Block Hours were 34,959 for 2003, compared with 18,040 for 2002, an increase of 16,919, or 93.8%. Revenue per Block Hour was $12,308 for 2003, compared with $12,824 for 2002, a decrease of $516 per Block Hour, or 4.0%. The increase in AMC Charter activity was primarily attributable to the build-up to the military conflict in Iraq during 2003.

          Commercial charter revenue. Commercial charter revenues were $86.6 million for 2003, compared with $145.2 million for 2002, a decrease of $58.6 million, or 40.4%, primarily as a result of a lower volume of commercial charter flights and lower rates. Commercial charter Block Hours were 7,956 for 2003, compared with 13,779 for 2002, a decrease of 5,823, or 42.3%. Revenue per Block Hour was $10,884 for 2003, compared with $10,540 for 2002, an increase of $343 per Block Hour, or 3.3%. The reduction in volumes in 2003 was caused in part by the peak level of demand that existed in the fourth quarter of 2002 related to the work stoppage in the shipping ports of the west coast of the U.S.

          Salaries, wages and benefits expense. Salaries, wages and benefits were $194.4 million for 2003, compared with $188.5 million for 2002, an increase of $5.9 million, or 3.1%. Salaries, wages and benefits for air crew employees increased by $19.5 million, or 18.7%, during 2003, compared with 2002 primarily due to the increase in total Block Hours flown of 11.1% and contractual pay rate increases for crew members.

          Maintenance, materials and repairs. Maintenance, materials and repairs was $197.6 million for 2003, compared with $202.4 million for 2002, a decrease of $4.8 million, or 2.4%. The decrease in maintenance expense is the result of the delay in scheduled maintenance events prior to our entrance into bankruptcy in 2004.

          Aircraft fuel expense. Aircraft fuel expense was $326.0 million for 2003, compared with $221.6 million for 2002, an increase of $104.4 million, or 47.1%, as a result of an increase in average fuel price, and an increase in consumption. Average fuel price per gallon was 98 cents for 2003, compared with 91 cents for 2002, an increase of 7 cents, or 7.7%, combined with an increase in fuel consumption to 333.7 million gallons for 2003, compared with 242.7 million gallons for 2002, an increase of 91.0 million gallons, or 37.5%. The increase in fuel consumption of 91 million gallons is driven by the increase in non-ACMI Block Hours of 19,057 from 81,095 in 2002 to 100,152 in 2003.

          Aircraft rent. Aircraft rents were $183.3 million for 2003, compared with $213.3 million for 2002, a decrease of $30.0 million, or 14.1% primarily the result of the reclassification of five operating leases to capital leases during 2003. See Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

          Ground handling and airport fees. Ground handling and airport fees were $86.6 million for 2003, compared with $66.5 million for 2002, an increase of $20.1 million, or 30.2%, primarily the result of increased Scheduled Service Block Hours and departures.

          Landing fees and other rent. Landing fees and other rent were $92.0 million in 2003, compared with $63.2 million for 2002, an increase of $28.8 million, or 45.6%, primarily the result of increased Scheduled Service and AMC Block Hours and departures.

          Depreciation and amortization expense. Depreciation and amortization expense was $60.1 million for 2003, compared with $54.4 million for 2002, an increase of $5.7 million, or 10.5%, primarily as a result of increased depreciation on five capital leases that were reclassified from operating leases in 2003. See Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

          Pre-petition costs and related professional fees. Pre-petition costs and related profession fees were $44.4 million in 2003 primarily related to legal and advisory costs incurred in the restructuring of our debt prior to entry into bankruptcy.

          Other operating expense. Other operating expenses were $145.9 million for 2003, compared with $139.3 million for 2002, an increase of $6.6 million, or 4.7%. The increase in other operating expenses was primarily the result of increased use of contractors in 2003.

          Interest income. Interest income was $3.7 million for 2003, compared with $10.3 million for 2002, a decrease of $6.6 million, or 64.1%, due primarily to decreases in interest rates and a decline in our available cash balances and investments.

          Interest expense. Interest expense was $97.3 million for 2003, compared with $82.8 million for 2002, an increase of $14.5 million, or 17.5% resulting primarily from interest expense related to the reclassification of five operating leases to capital leases during 2003. See Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

          Net loss. As a result of the foregoing, we recorded a net loss of $101.0 million, during the 2003, which compares with a net loss of $98.4 million, for the same period in 2002 (exclusive of $44.6 million related to a change in the method of accounting for maintenance; see Note 4 to the Consolidated Financial Statements included in Item 8 of Part II of this Report). The increase in the Net loss is the result of the factors discussed above.

Scheduled Service Segment

          The Scheduled Service segment had a FAC loss of $92.6 million for 2003, compared with a FAC loss of $15.5 million for the same period in 2002. The combination of higher fuel prices and lower unit revenue (RATM) led to the decline in year-over-year FAC.

ACMI Contract Segment

          FAC relating to the ACMI charter segment was a loss of $25.1 million for 2003, compared with a loss of $25.8 million for the same period in 2002.

AMC Charter Segment

          FAC relating to the AMC Charter segment totaled $64.9 million for 2003, compared with income of $20.0 million for the same period in 2002. The increase in FAC was primarily the result of 93.8% higher Block Hours and 86.0% higher revenue in 2003, compared with 2002. The increase in AMC charter activity was primarily due to the peak AMC demand that existed in the first and second quarter of 2003 attributable to the buildup to the military conflict in Iraq.

Commercial Charter Segment

          FAC relating to the Commercial Charter segment was $3.1 million for 2003, compared with income of $2.3 million for the same period in 2002.

Operating Statistics

          The table below sets forth selected operating data for the years ended December 31 (in thousands unless otherwise indicated):

	2004	2003	2002

Block Hours
Scheduled Service	55,111	54,217	33,149
Commercial Charter	4,973	7,956	13,779
AMC Charter	22,376	34,959	18,040
ACMI Contract	70,343	58,536	61,794
Non Revenue / Other	1,176	3,020	16,127

Total Block Hours	153,979	158,688	142,889

Revenue Per Block Hour
AMC Charter	12,625.5	12,308.3	12,824.2
ACMI Contract	5,354.6	5,218.6	5,794.7
Commercial Charter	$13,902.5	$10,883.9	$10,539.8

Scheduled Service Traffic
RTM’s	2,021,903	1,843,881	1,191,026
ATM’s	3,222,942	3,253,236	1,929,699
Load Factor	62.73%	56.68%	61.72%
RATM	$0.198	$0.161	$0.180
Yield	$0.316	$0.284	$0.292
Average fuel cost per gallon	$1.25	$0.98	$0.91
Fuel gallons consumed	280,304	333,747	242,755
Operating Fleet (average during the period)
Aircraft count	37.7	45.0	43.5

Out of service*	3.3	3.3	6.2
Dry Leased*	4.0	3.7	2.7

*  Dry leased and out of service aircraft are not included in the operating fleet average aircraft count.

          For 2004 compared with 2003 our operating fleet decreased 16.2%, to 37.7 average aircraft from 45.0. The decrease was primarily due to the rejection and return of ten aircraft in connection with the Plan of Reorganization and the subsequent repurchase of two aircraft, one of which has been deactivated and excluded from the fleet count.

Liquidity and Capital Resources

          At December 31, 2004, we had cash and cash equivalents of $133.9 million, compared with $93.3 million at December 31, 2003, an increase of $40.6 million. The available borrowing capacity under our Revolving Credit Facility, when combined with our available cash reserves after our exit from Bankruptcy, has provided us with adequate liquidity to resume payments on debt. See Note 10 to the Consolidated Financial Statements included in Item 8 of Part II of this Report for a description of the Revolving Credit Facility. We expect cash on hand, cash generated from operations and cash available under the Revolving Credit Facility to be sufficient to meet our debt and lease obligations and to finance capital expenditures of approximately $25.0 million for 2005. To the extent that these levels of cash prove insufficient to meet those obligations, we would be required to scale back operations, curtail capital spending or borrow additional funds in amounts to be determined and on terms that may not be favorable to us, if available at all.

          Operating Activities. Net cash provided by operating activities for 2004 was $98.0 million, compared with net cash used by operating activities of $73.5 million for 2003, primarily due to increased profitability from improved market conditions.

          Investing Activities. Net cash expenditures for investing activities were $49.0 million for 2004, which reflect capital expenditures of $28.2 million and the funding of restricted funds held in trust of $40.2 million. Net cash provided by investing activities was $32.5 million for 2003, which reflect capital expenditures of $8.5 million, partially offset by proceeds from the sale of property and equipment of $10.0 million and net maturing investments of $31.0 million.

          Financing Activities. Net cash used by financing activities was $8.6 million for 2004, which consisted primarily of $42.6 million of payments on long-term debt and capital lease obligations, partially offset by $18.0 million in loan proceeds and $20.2 million in the sale of subscription shares. Net cash used for financing activities was $88.1 million for 2003, which consisted primarily of payments on long-term debt and capital lease obligations. The reduction in debt and lease payments in 2004, relates primarily to the moratorium that was placed on these agreements in March 2003 to complete the restructuring negotiation of these agreements with our significant creditors and lessors. See Note 2 to our Consolidated Financial Statements included in Item 8 of Part II of this Report for more information on such moratorium.

Contractual Obligations

          The following table provides details of the Company’s future cash contractual obligations as of December 31, 2004 (in thousands):

	Payments Due By Period
	Total	2005	2006	2007	2008	2009	Thereafter

Debt and capital lease obligations (1)	$769,223	$53,628	$60,452	$66,667	$79,222	$96,471	$412,783
Aircraft operating leases	2,587,190	139,809	128,052	128,052	143,277	145,499	1,902,501
Other operating leases	35,815	7,482	5,644	4,810	4,578	4,345	8,956

Total	$3,392,228	$200,919	$194,148	$199,529	$227,077	$246,315	$2,324,240

(1)

Certain of our debt and leases payments contain variable interest components. Any prospective changes as a result of such variability and discounts related to fresh-start accounting valuations are excluded.

Description of the Company’s Debt Obligations

          The following paragraphs provide a summary of the treatment in the financial statements for the restructuring of the Company’s debt obligations and changes that have occurred as a result of the Chapter 11 Cases. It should be noted that, for accounting purposes, the restructuring described below was given effect upon entering into binding term sheets with the respective lender or lessor as the parties to such agreements were operating under the revised terms of the agreements as if they were completed. In certain instances the agreements only became legally binding on the Effective Date or upon the occurrence of certain events after such date.

Deutsche Bank Trust Company

          Deutsche Bank Trust Company (“Deutsche Bank”) is the administrative agent for two syndicated loans to Atlas and its affiliates. One loan was made to AFL III and the other loan was made through the Aircraft Credit Facility. The obligations under these two credit facilities are secured by 15 Boeing 747-200’s and one Boeing 747-300 aircraft and several spare General Electric CF6-50E2 and CF6-80C2 engines. AFL III leases the collateral securing the AFL III Credit Facility, including aircraft and related equipment, to Atlas. AFL III has collaterally assigned those leases and the proceeds thereof to Deutsche Bank as security for the AFL III Credit Facility.

          Atlas, AFL III, Deutsche Bank, as administrative agent, and a majority of the lenders comprising the bank group under each credit facility, executed forbearance agreements, dated July 3, 2003, which contained the terms of the initial loan restructurings. In January, February and March 2004, the parties entered into letter agreements that further amended the original forbearance agreements (as amended, the “Forbearance Agreements”).

Aircraft Credit Facility

          Under the Forbearance Agreements, with respect to the Aircraft Credit Facility, the lenders agreed to accept lower monthly principal payments over a longer term. As additional consideration for the restructuring, the lenders under the Aircraft Credit Facility received, among other things, (i) 66,800 shares of New Common Stock and (ii) guarantees of the loan obligations from Atlas’s affiliates upon confirmation of the Plan of Reorganization. Atlas and the ACF lenders executed an amended and restated credit agreement on July 27, 2004.

          On November 30, 2004, Holdings and Atlas entered into amendments (the “ACF Amendments”) to the Aircraft Credit Facility by and among Atlas, the lenders party thereto and Deutsche Bank. The ACF Amendments increased the capital expenditure limitations included in the Aircraft Credit Facility to $25 million (from $20 million), subject to certain adjustments.

          The Aircraft Credit Facility is secured by a first priority security interest in one Boeing 747-300 aircraft (tail number N355MC) and two Boeing 747-200 aircraft (tail numbers N536MC and N540MC).

AFL III Credit Facility

          Under the Forbearance Agreements, the AFL III lenders agreed to accept lower monthly principal payments over a longer term including a deferral of up to $20.3 million in principal payments otherwise due in 2004 and in early 2005, provided that Atlas performs certain maintenance events on the aircraft collateral during such period. The deferred amount is due December 31, 2009, unless Atlas exceeds certain financial targets, in which case part of the deferred amount may become due earlier. AFL III and its lenders executed an amended and restated credit agreement on July 27, 2004. As additional consideration for the restructuring, the lenders under the AFL III Credit Facility received 253,200 shares of the New Common Stock to be issued under the Plan of Reorganization

          The AFL III Credit Facility is secured by a first priority security interest in thirteen Boeing 747-200F aircraft, plus nine CF6-50E2 engines and three CF6-80C2 engines. The aircraft tail numbers securing the AFL III Credit Facility as of December 31, 2004 were: N505MC, N509MC, N512MC, N517MC, N522MC, N523MC, N524MC, N526MC, N527MC, N528MC, N534MC, N808MC and N809MC.

          On November 30, 2004, AFL III entered into an amendment (the “AFL III Amendment”) to the AFL III Credit Facility. The AFL III Amendment increased the annual capital expenditure limitations included in the AFL III Credit Agreement to $25 million, subject to certain adjustments. Fifteen leases relating to the thirteen aircraft and two engine pools from AFL III to Atlas pursuant to the AFL III Credit Facility were also amended to comply with the AFL III Amendments.

Enhanced Equipment Trust Certificate Transactions

Overview of EETC Transactions

          In three separate transactions in 1998, 1999 and 2000, Atlas issued pass-through certificates, also known as Enhanced Equipment Trust Certificates (“EETCs”). These securities were issued for the purposes of financing the acquisition of a total of 12 Boeing 747-400 aircraft. In the 1998 EETC transaction, $538.9 million of EETCs were issued to finance five aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 1999 EETC transaction, $543.6 million of EETCs were issued to finance five aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 2000 EETC transaction, $217.3 million of EETCs were issued to finance the remaining two aircraft, both pursuant to leveraged leases. Historically, the debt obligations relating solely to owned EETC aircraft have been reflected on the Company’s balance sheet, while the debt obligations related to the leased EETC aircraft have not been reflected on the Company’s balance sheet because such obligations previously constituted operating leases. Through the restructuring however, Atlas became the beneficial owner of four of the previously leased aircraft (see Restructuring of EETCs below) resulting in a total of six aircraft reflected on the Company’s balance sheet.

Leverage Lease Structure

          In a leveraged lease, the owner trustee is the owner of record for the aircraft. Wells Fargo serves as the owner trustee with respect to the leveraged leases in each of Atlas’s EETC transactions. As the owner trustee of the aircraft, the owner trustee also serves as the lessor of the aircraft under the EETC lease between Atlas and the owner trustee. The owner trustee also serves as trustee for the beneficial owner of the aircraft, the owner participant. The original owner participant for each aircraft invested (on an equity basis) approximately 20% of the original cost of the aircraft. The remaining approximately 80% of the aircraft cost was financed with debt issued by the owner trustee on a non-recourse basis in the form of equipment notes.

          The equipment notes were generally issued in three series, or “tranches,” for each aircraft, designated as Series A, B and C equipment notes. The loans evidenced by the equipment notes were funded by the public offering of EETCs. Like the equipment notes, the EETCs were issued in three series for each EETC transaction designated as Series A, B and C EETCs. Each class of EETCs was issued by the trustee for separate Atlas Pass Through Trusts with the same designation as the class of EETCs issued. Each of these Pass Through Trustees is also the holder and beneficial owner of the equipment notes bearing the same class designation.

          With respect to the two EETC financed aircraft previously and currently owned by Atlas, there is no leveraged lease structure or EETC lease. Atlas is the beneficial owner of the aircraft and the issuer of the equipment notes with respect thereto. The equipment notes issued with respect to the owned aircraft are with full recourse to Atlas.

Restructuring of EETCs

          On September 12, 2003, the Company and a majority in interest of its Class A EETC holders from the 1998, 1999 and 2000 EETC transactions entered into three restructuring agreements, one for each then existing EETC transaction. Each restructuring agreement was subsequently amended as of November 4, 2003, December 15, 2003, February 5, 2004 and March 31, 2004. As of February 5, 2004, the Company also entered into a term sheet (the “OP Term Sheet”) with the owner participants with respect to six of the ten aircraft leased under the EETC transactions. Each of the restructuring agreements, together with the OP Term Sheet, are collectively referred to herein as the “EETC Restructuring Agreements”.

          Pursuant to the EETC Restructuring Agreements, the aircraft leases were amended to provide for basic rent of $725,000 per month for the first sixty months beginning in January 1, 2003, and basic rent of $830,000 per month thereafter, until the equipment notes underlying the EETCs are paid or satisfied in full, subject to adjustment during 2005 for repayment of a $23.0 million EETC deferred rent obligation. The equipment notes underlying the EETCs relating to two aircraft which were owned originally by Atlas will be amortized based on the same monthly payment amounts as the leased aircraft. The term of the leases and equipment notes underlying the EETCs were generally extended to fully amortize the underlying equipment notes on the leased aircraft and the owned aircraft. A number of factors can affect the timing of payments to the EETCs, including the appraised value and the future appraised fair market lease rates for the aircraft underlying the EETC and any sale of an aircraft pursuant to the terms of the EETC Restructuring Agreements and the financial performance of the Company. For example, the Class C EETCs were originally scheduled to be paid first, followed by the Class B EETCs and then the Class A EETCs. Following a triggering event caused by the Company’s Chapter 11 Cases and the adjustments to payments as a result of appraised values of the EETC aircraft, it is now expected that on an average life basis, the Class A EETCs will generally be paid first, followed by the Class B EETCs and then the Class C EETCs. Total yield on the EETCs will be affected by the changes in timing of their payments.

          Under the terms of the EETC Restructuring Agreements, once the EETCs from any of the EETC transactions are paid in full, any remaining balances on the related underlying equipment notes will be forgiven.

          The EETC Restructuring Agreements provide that, for the leased aircraft underlying the EETCs, lease payments will continue following payment or forgiveness of the related underlying equipment notes. This so called “equity rent” is paid to the owner trustee and distributed to the owner participant. Equity rent provides an economic return to the owner participants based on their original investment in the aircraft, in addition to the residual value of the aircraft and any tax benefits related to ownership. Prior to their restructuring, the EETC transactions had provided for periodic payments of equity rents over the term of the leases of the aircraft underlying the EETCs. Pursuant to the EETC Restructuring Agreements, all equity rents are delayed until payment of the related underlying equipment notes, or their forgiveness following payment of the EETCs. Pursuant to the OP Term Sheet, adjusted rent schedules providing equity rents and lease extensions were negotiated with respect to several leased aircraft in the EETC transactions. The lease agreements relating to those aircraft were filed with the Bankruptcy Court in connection with Stipulations under Section 1110(b) of the Bankruptcy Code as to such aircraft.

          In addition, pursuant to the EETC Restructuring Agreements, Atlas has entered into airframe and engine maintenance agreements applicable to the aircraft underlying the EETCs.

          Concurrent with the consummation of the Revolving Credit Facility and related events described below, certain amendments to the Company’s EETC agreements, as described in the Company’s Second Amended Disclosure Statement Under 11 U.S.C. §1125 in Support of the Debtors’ Plan of Reorganization, automatically took effect on November 30, 2004.

Revolving Credit Facility

          On November 30, 2004, we entered into a Revolving Credit Facility. This Revolving Credit Facility provides us with revolving loans of up to $60 million, including up to $10 million of letter of credit accommodations. Availability under the Revolving Credit Facility will be based on a borrowing base, which will be calculated as a percentage of certain eligible accounts receivable. The Revolving Credit Facility has an initial four-year term after which the parties can agree to enter into additional one-year renewal periods.

          Borrowings under the Revolving Credit Facility bear interest at varying rates based on either the Prime Rate or the Adjusted Eurodollar Rate. Interest on outstanding borrowings is determined by adding a margin to either the Prime Rate or the Adjusted Eurodollar Rate, as applicable, in effect at the interest calculation date. The margins are arranged in three pricing levels, based on the amount available to be borrowed under the Revolving Credit Facility, that range from ..25% below to .75% above the Prime Rate and 1.75% to 2.75% above the Adjusted Eurodollar Rate.

          The obligations under the Revolving Credit Facility are secured by our present and future assets and all products and proceeds thereof, other than (i) real property, (ii) aircraft, flight simulators, spare aircraft engines and related assets that are subject to security interests of other creditors and (iii) some or all of the capital stock of certain of AAWW’s subsidiaries.

          The Revolving Credit Facility contains usual and customary covenants for transactions of this kind. At December 31, 2004, we had $19.0 million available for borrowing under the Revolving Credit Facility. No borrowings have been incurred as of December 31, 2004 or for the period then ended.

Other

Critical Accounting Policies

General Discussion of Critical Accounting Policies

          The Consolidated Financial Statements are prepared in conformity with GAAP which requires management to make estimates and judgments that affect the amounts reported. Actual results may differ from those estimates. Important estimates include asset lives, valuation allowances (including, but not limited to, those related to receivables, inventory and deferred taxes), income tax accounting, self-insurance employee benefit accruals and contingent liabilities. Our significant accounting policies are described in Note 4 to the Consolidated Financial Statements included in Item 8 of Part II of this Report. The following describes our most critical accounting policies:

Fresh-Start Accounting

          The Company’s emergence from bankruptcy on July 27, 2004 resulted in a new reporting entity and adoption of fresh-start accounting as of the Effective Date in accordance with SOP 90-7. Accordingly, our assets, liabilities, and equity were adjusted to fair value. These adjustments were based upon the work of the Company and financial consultants and also independent appraisals to determine the relative fair values of the Company’s assets and liabilities. Estimates of fair value represent the Company’s best estimate based on the work of independent valuation consultants and, where the foregoing are not available, industry trends and by reference to market rates and transactions. These estimates and the assumptions used by the Company and by its valuation consultants, are subject to certain uncertainties and contingencies beyond the Company’s control. If different assumptions were used, the fair values of the Company’s assets and liabilities could be materially increased or decreased. The adoption of fresh-start accounting has had a material effect on our Consolidated Financial Statements. See Note 3 to the Consolidated Financial Statements included in Item 8 of Part II of this Report for further detail related to the fresh-start value adjustments.

Revenue Recognition

          We recognize revenue when a sales arrangement exists, services have been rendered, the sales price is fixed and determinable, and collectibility is reasonably assured.

          Revenue for Scheduled Services and Charter Services is recognized upon flight departure. ACMI contract revenue is recognized as the actual Block Hours are operated on behalf of a customer during a calendar month.

          Other revenue includes rents from dry leases of owned aircraft and is recognized in accordance with SFAS No. 13, Accounting for Leases.

Allowance for Doubtful Accounts

          We periodically perform an evaluation of our accounts receivable and expected credit trends and establish an allowance for doubtful accounts for specific customers that we determine to have significant credit risk. Past due status of accounts receivable is determined primarily based upon contractual terms. We provide allowances for estimated credit losses that result from the inability or unwillingness of our customers to make required payments and write off receivables when they are deemed uncollectible. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

Inventories

          Spare parts, materials and supplies for flight equipment are carried at average acquisition cost and are expensed when used in operations. Allowances for obsolescence for spare parts expected to be on hand at the date aircraft are retired from service, are provided over the estimated useful lives of the related aircraft and engines. Allowances are also provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change as conditions in our business evolve. Inventories are included in prepaid expenses and other current assets in the consolidated balance sheet, except for rotable inventory that is recorded in “Property and Equipment.”

Property and Equipment

          We record our property and equipment at cost and once assets are placed in service we depreciate them on a straight-line basis over their estimated useful lives to their estimated residual values, over periods not to exceed forty years for flight equipment (from date of original manufacture) and three to five years for ground equipment. Property under capital leases and related obligations are recorded at the lesser of an amount equal to (a) the present value of future minimum lease payments computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease, or (b) the fair value of the asset. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense. If ownership takes place or a purchase option exists, amortization is over the estimated remaining useful life of the aircraft.

          Expenditures for major additions, improvements and flight equipment modifications are generally capitalized and depreciated over the shorter of the remaining life of the asset or the term of the lease in the event that any modifications or improvements are made to operating leased equipment. Substantially all property and equipment is specifically pledged as collateral for our indebtedness.

Measurement of Impairment of Long-Lived Assets

          When events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount, we record impairment losses with respect to those assets.

          The impairment charge is determined based upon the amount by which the net book value of the assets exceeds their estimated fair value. In determining the fair value of the assets, we consider market trends, published values for similar assets, recent transactions involving sales of similar assets or quotes from third party appraisals. In making these determinations, we also use certain assumptions, including, but not limited to the estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations and estimated residual values.

Intangible Assets

          Route acquisition costs primarily include operating rights (takeoff and landing slots) at Narita Airport in Tokyo, Japan. Airline operators certificates (“AOCs”) represent the allocated value of existing licenses to operate aircraft in commercial service. “Flight Authorities” represent the allocated value of legal rights, regulatory permits, and airport landing slots required for a scheduled airline to serve international markets. Since each of these operating rights is considered to have an indefinite life, no amortization has been recorded.

          ACMI customer contracts represent the future profits expected from customer contracts in hand as of the Effective Date. Fair market value of operating leases represents the amount recorded to adjust leases of our Boeing 747 aircraft to fair market value as of the Effective Date. It is an asset as certain operating lease rates (primarily 747-400’s) were below market at that date.

          Under Statement of Financial Accounting Standard (“SFAS”) No.142, Goodwill and Other Intangible Assets (“SFAS No. 142”), intangibles with indefinite lives are not amortized but reviewed for impairment annually, or more frequently, if impairment indicators arise. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that the Company expects to generate from their use. If the Company’s expectations of future results and cash flows change and are significantly diminished, intangible assets may be impaired and the resulting charge to operations may be material. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material changes to the results of operations. The estimated life of the Route acquisition costs, AOCs, and Flight Authorities is indefinite. Intangibles with definite lives are amortized over their respectful useful lives, which are as follows:

ACMI customer contracts	up to 5 years, customer by customer
Fair market value operating leases	21 years

Income Taxes

          We provide for income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. If necessary, deferred income tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. In addition, tax reserves are based on significant estimates and assumptions as to the relative filing positions and potential audit and litigation exposures thereto. The effect on deferred taxes of a change in tax laws or tax rates is recognized in the results of operations in the period that includes the enactment date.

Aircraft Maintenance and Repair

          Maintenance and repair cost for both owned and leased aircraft are charged to expense as incurred, except Boeing 747-400 engine (GE CF6-80C2) overhaul costs through January 2004. These were performed under a fully outsourced, power-by-the-hour maintenance agreement; the costs there under are accrued based on the hours flown. This contract was rejected during the Chapter 11 Cases.

Stock-based Compensation

          To date, we have accounted for stock-based compensation by using the intrinsic value based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we have only recorded compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. Refer to the section entitled “Recent Accounting Pronouncements” in our Consolidated Financial Statements included in Item 8 of Part II of this Report for a discussion of the impact of the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, on our recording of stock-based compensation for interim or annual reporting periods beginning on or after December 15, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We do not currently hedge against foreign currency fluctuations, interest rate movements or aviation fuel prices.

          The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to the price and availability of aviation fuel and interest rates as discussed below. The sensitivity analyses presented herein do not consider the effects that such adverse changes might have on our overall financial performance, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable-rate leases are not considered market-sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ. See Note 4 to our Consolidated Financial Statements included in Item 8 of Part II of this Report for accounting policies and additional information.

          Foreign Currency. We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition. The Company’s largest exposure comes from the British pound, the Euro, the Japanese yen and various Asian currencies. The Company does not currently have a foreign currency hedging program related to its foreign currency-denominated sales.

          Aviation fuel. Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10% increase in the 2004 average cost per gallon of fuel. Based on actual 2004 fuel consumption for the Scheduled Service and Commercial Charter business segments, such an increase would result in an increase to annual aviation fuel expense of approximately $35.1 million in 2004. Fuel prices for AMC are set each September by the military and are fixed for the year. ACMI does not present a market risk, as the cost of fuel is borne by the customer.

          Interest. Our earnings are subject to market risk from exposure to changes in interest rates on our variable-rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2004, approximately $207.3 million of our debt at face value had floating interest rates. If interest rates increase by a hypothetical 20% in the underlying rate as of December 31, 2004, our annual interest expense would increase for 2005 by approximately $2.4 million.

          Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 20% increase in interest rates, and amounts to approximately $41.7 million as of December 31, 2004. The fair value of our fixed rate debt was $451.3 at December 31, 2004 (See Note 14 to the Consolidated Financial Statements included in Item 8 of Part II of this Report). The fair values of our long-term debt were estimated using quoted market prices and discounted future cash flows.

          Borrowings under the Revolving Credit Facility bear interest at varying rates based on either the Prime Rate or the Adjusted Eurodollar Rate. Interest on outstanding borrowings is determined by adding a margin to either the Prime Rate or the Adjusted Eurodollar Rate, as applicable, in effect at the interest calculation date. The margins are arranged in three pricing levels, based on the excess availability under the Revolving Credit Facility. There is no balance outstanding on this facility and changes in interest rates therefore would have had no impact on our reported consolidated income to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets as of December 31, 2004 (Successor) and 2003 (Predecessor)	50

Consolidated Statements of Operations for the periods July 28, 2004 through December 31, 2004 (Successor), January 1, 2004 through July 27, 2004 and for the years ended December 31, 2003 and 2002 (Predecessor)	51

Consolidated Statements of Cash Flows for the periods July 28, 2004 through December 31, 2004 (Successor), January 1, 2004 through July 28, 2004 and for the years ended December 31, 2003 and 2002 (Predecessor)	52

Consolidated Statements of Stockholders’ Equity (Deficit) for the periods July 28, 2004 through December 31, 2004 (Successor), January 1, 2004 through July 27, 2004 and for the years ended December 31, 2003 and 2002 (Predecessor)	53

Notes to Consolidated Financial Statements	54

Schedule II—Valuation and Qualifying Accounts	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Atlas Air Worldwide Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Atlas Air Worldwide Holdings, Inc. as of December 31, 2004 (Successor) and December 31, 2003 (Predecessor), and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period July 28, 2004 through December 31, 2004 (Successor) and the period January 1, 2004 through July 27, 2004 and each of the two years in the period ended December 31, 2003 (Predecessor). Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Air Worldwide Holdings, Inc. at December 31, 2004 (Successor) and December 31, 2003 (Predecessor), and the consolidated results of their operations and their cash flows for the period July 28, 2004 through December 31, 2004 (Successor) and the period January 1, 2004 through July 27, 2004 and each of the two years in the period ended December 31, 2003 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the Consolidated Financial Statements, in 2002 the Company changed its method of accounting for its airframe and engine overhauls.

/s/ ERNST & YOUNG LLP
New York, New York
May 19, 2005

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Successor	Predecessor

As of December 31,	2004	2003

Assets
Current Assets
Cash and cash equivalents	$133,917	$93,297
Restricted funds held in trust	20,889	—
Accounts receivable, net of allowance of $11,252 and $24,304, respectively	141,012	159,393
Prepaid maintenance	71,363	86,876
Deferred taxes	11,339	8,508
Prepaid expenses and other current assets, net of accumulated amortization of zero and $28,689, respectively	16,703	41,274

Total current assets	395,223	389,348
Other Assets
Property and equipment, net	609,754	795,094
Deposits and other assets	33,779	59,760
Lease contracts and intangible assets, net	103,440	42,238
Prepaid aircraft rent	—	114,167

Total Assets	$1,142,196	$1,400,607

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$18,024	$35,530
Accrued liabilities	169,024	176,817
Current portion of long-term debt	36,084	964,557

Total current liabilities	223,132	1,176,904

Other Liabilities
Long-term debt	602,985	—
Deferred gains, net	—	170,363
Accrued maintenance	—	62,119
Deferred tax liability	28,258	8,508
Other liabilities	9,859	10,995

Total other liabilities	641,102	251,985

Commitments and Contingencies (Note 16)
Stockholders’ Equity (Deficit)
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
New Common stock, $0.01 par value; 50,000,000 shares authorized;3,607,934 shares issued and outstanding	36	—
Old Common Stock, $0.01 par value; 50,000,000 shares authorized; 38,377,504 shares issued and outstanding	—	384
Treasury stock, at cost; zero and 1,050 shares, respectively	—	(4)
Additional paid-in-capital	48,337	306,303
Common stock to be issued to creditors (Note 3)	216,069	—
Deferred compensation	(9,190)	—
Retained earnings (accumulated deficit)	22,710	(334,965)

Total Stockholders’ Equity (Deficit)	277,962	(28,282)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,142,196	$1,400,607

See accompanying notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Successor	Predecessor

	For the Period July 28, 2004 Through December 31, 2004	For the Period January 1, 2004 Through July 27, 2004	For the Year ended December 31, 2003	For the Year ended December 31, 2002

Operating Revenues
Scheduled service	$296,823	$343,605	$524,018	$348,231
ACMI contracts	182,322	194,332	305,475	358,077
AMC charter	126,235	156,260	430,287	231,350
Charter service	53,325	15,812	86,592	145,235
Other revenue	20,589	25,358	37,279	95,202

Total operating revenues	679,294	735,367	1,383,651	1,178,095

Operating Expenses
Aircraft fuel	176,009	175,103	326,022	221,632
Salaries, wages & benefits	91,463	120,609	194,390	188,531
Maintenance, materials and repairs	102,682	133,336	197,629	202,437
Aircraft rent	60,151	81,886	183,329	213,310
Ground handling	40,815	53,558	86,612	66,513
Landing fees and other rent	37,960	53,039	91,995	63,198
Depreciation and amortization	25,457	33,510	60,138	54,404
Travel	25,741	29,549	59,223	52,963
Pre-petition and post-emergence costs and related professional fees	4,106	11,545	44,382	—
Other	47,935	65,931	145,860	139,261

Total operating expenses	612,319	758,066	1,389,580	1,202,249

Operating income (loss)	66,975	(22,699)	(5,929)	(24,154)
Non-operating Expenses
Interest income	(917)	(572)	(3,724)	(10,335)
Interest expense (excluding post-petition contractual interest of $20,956 for the period January 31, 2004 through July 27, 2004)	30,582	50,222	97,328	82,757
Other, net	(3,504)	1,434	1,457	1,793
Reorganization items, net	—	(112,513)	—	—

Total non-operating expenses (income)	26,161	(61,429)	95,061	74,215

Income (loss) before income taxes and cumulative effect of accounting change	40,814	38,730	(100,990)	(98,369)
Income taxes	18,104	10,484	—	—

Income (loss) before cumulative effect of accounting change	22,710	28,246	(100,990)	(98,369)
Cumulative effect of accounting change	—	—	—	44,556

Net income (loss)	$22,710	$28,246	$(100,990)	$(53,813)

Basic income (loss) per share:
Income (loss) before cumulative effect of accounting change	$1.12	$0.74	$(2.63)	$(2.57)
Cumulative effect of accounting change	—	—	—	1.16

Net income (loss)	$1.12	$0.74	$(2.63)	$(1.41)

Diluted income (loss) per share:
Income (loss) before cumulative effect of accounting change	$1.11	$0.74	$(2.63)	$(2.57)
Cumulative effect of accounting change	—	—	—	1.16

Net income (loss)	$1.11	$0.74	$(2.63)	$(1.41)

See accompanying notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor

	For the Period July 28, 2004 Through December 31, 2004	For the Period January 1, 2004 Through July 27, 2004	For the Year ended December 31, 2003	For the Year ended December 31, 2002

Cash Flows from Operating Activities:
Net Income (loss)	$22,710	$28,246	$(100,990)	$(53,813)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Reorganization items, net	—	(156,722)	—
Depreciation and amortization	25,457	33,510	60,138	47,389
Accretion of debt discount	6,948	—	—	—
Amortization of operating lease discount	764	—	—	—
Common stock issued as compensation	—	—	—	537
Provision for doubtful accounts	3,409	(2,329)	19,931	16,349
Cumulative effect of accounting change	—	—	—	(44,556)
Amortization of debt issuance cost and lease financing deferred gains	—	2,862	(17,574)	(6,760)
Recognition of compensation from restricted stock units	1,536	—	410	686
Impairment loss	—	—	—	7,850
Other, net	44	239	2,231	(711)
Changes in operating assets and liabilities:
Accounts receivable	(22,345)	36,794	45,705	(29,579)
Prepaids and other current assets	6,149	17,318	(35,228)	(24,371)
Deposits and other assets	(49)	9,351	(21,919)	(40,487)
Accounts payable and accrued liabilities	(16,179)	100,148	(26,198)	135,167

Net cash provided (used) by operating activities	28,557	69,417	(73,494)	7,701

Cash Flows from Investing Activities:
Capital expenditures, net	(11,755)	(16,441)	(8,495)	(30,144)
Proceeds from sale of property and equipment	—	—	10,000	—
Decrease (increase) in restricted funds held in trust	19,388	(40,153)	—	—
Proceeds from sale of short-term investments	—	—	—	(348,702)
Maturity of investments	—	—	31,004	411,854

Net cash (used) provided by investing activities	7,633	(56,594)	32,509	33,008

Cash Flows from Financing Activities:
Proceeds from loan	—	18,000	—	—
Proceeds from sale of subscription shares	—	20,153	—	—
Proceeds from sale leaseback transactions	—	—	—	14,337
Issuance of common stock	—	—	240	907
Purchase of treasury stock	—	—	(217)	(1,076)
Payment of debt issuance costs	(1,256)	(2,640)	—
Payment on debt	(11,226)	(31,404)	(88,133)	(83,664)

Net cash used by financing activities	(12,482)	4,109	(88,110)	(69,496)

Net increase (decrease) in cash	23,688	16,932	(129,095)	(28,787)
Cash and cash equivalents at the beginning of period	110,229	93,297	222,392	251,179

Cash and cash equivalents at end of period	$133,917	$110,229	$93,297	$222,392

See accompanying notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	New Common Stock	Old Common Stock	Treasury Stock	Additional Paid-In Capital	Common Stock to be issued to Creditors	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Deferred Compen- sation	Total

Predecessor Company:
Balance at December 31, 2001, as previously reported	$—	$382	$(1,268)	$305,930	$—	$185,114	$488	$(738)	$489,908
Restatement adjustments	—	—	361	(315)	—	(365,276)	(10)	738	(364,502)

Balance at December 31, 2001, as restated	$—	$382	$(907)	$305,615	$—	$(180,162)	$478	$—	$125,406
Net loss	—	—	—	—	—	(53,813)	—	—	(53,813)
Reclassification adjustment for realized gain on available-for-sale securities sold	—	—	—	—	—	—	(478)	—	(478)

Comprehensive loss									(54,291)
Purchase of 280,000 shares of treasury stock	—	—	(1,076)	—	—	—	—	—	(1,076)
Issuance of 284,280 shares of treasury stock pursuant to the employee stock purchase plan	—	—	1,719	(813)	—	—	—	—	906
Issuance of 24,435 shares of treasury stock pursuant to the director stock plan	—	—	129	2	—	—	—	—	131
Issuance of 3,725 shares of common stock	—	—	—	46	—	—	—	—	46
Issuance of 79,381 shares of common stock pursuant to the director stock plan	—	1	—	360	—	—	—	—	361

Balance at December 31, 2002	$—	$383	$(135)	$305,210	$—	$(233,975)	$—	$—	$71,483
Net loss and comprehensive loss	—	—	—	—	—	(100,990)	—	—	(100,990)
Purchase of 135,000 shares of treasury stock	—	—	(217)	—	—	—	—	—	(217)
Issuance of 182,007 shares of treasury stock	—	—	348	(108)	—	—	—	—	240
Issuance of 57,471 shares of common stock pursuant to the employee stock purchase plan	—	1	—	1,201	—	—	—	—	1,202

Balance at December 31, 2003	$—	$384	$(4)	$306,303	$—	$(334,965)	$—	$—	$(28,282)
Net income						28,246			28,246
Reorganization adjustments:
Equity write off	—	(384)	4	(306,303)	—	306,719	—	—	36
Issuance of 2,997,334 shares of common stock to creditors	30	—	—	37,617	—	—	—	—	37,647
Common stock to be issued to creditors 17,202,666 shares	—	—	—	—	216,069	—	—	—	216,069

Successor Company:
Balance at July 27, 2004	$30	$—	$—	$37,617	$216,069	$—	$—	$—	253,716
Net income						22,710			22,710
Issuance of 610,600 shares of restricted stock	6	—	—	10,720	—	—	—	(10,726)	—
Amortization of restricted stock	—	—	—	—	—	—	—	1,536	1,536

Balance at December 31, 2004	$36	$—	$—	$48,337	$216,069	$22,710	$—	$(9,190)	$277,962

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

          The accompanying Consolidated Financial Statements (the “Financial Statements”) include the accounts of Atlas Air Worldwide Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries. Holdings is the parent company of two principal operating subsidiaries, Atlas Air, Inc. (“Atlas”) and Polar Air Cargo, Inc. (“Polar”). Holdings, Atlas, Polar and Holdings’ other subsidiaries are referred to in this Report collectively as the “Company”. All significant inter-company accounts and transactions have been eliminated. The Company provides air cargo and related services throughout the world, serving Asia, Europe, South America and the United States through two principal means: (i) airport-to-airport scheduled air cargo service (“Scheduled Service”); and (ii) contractual lease arrangements in which the Company provides the aircraft, crew, maintenance and insurance (“ACMI”, “ACMI contracts”, or in some circumstances “wet leases”). The Company also furnishes seasonal, commercial, military and ad-hoc charter services. See Note 15. The Company operates only Boeing 747 freighter aircraft. Except for per share data, all dollar amounts are in thousands unless otherwise stated.

          The Financial Statements have been prepared in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as “Reorganization Items”. Also, interest expense is recorded only to the extent that it was to be paid during the pending Chapter 11 Cases or where it was probable that it would be an allowed claim in the Chapter 11 Cases. Cash used for reorganization items is disclosed separately in Note 5. References to “Predecessor Company” refer to the Company prior to July 27, 2004. References to “Successor Company” refer to the Company on and after July 27, 2004, after giving effect to the cancellation of the then-existing common stock and the issuance of new securities in accordance with the Plan of Reorganization and the application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements.

2. Background and Bankruptcy

          The sustained weakness of both the United States and international economies that began in early 2001 and continued through the beginning of 2004, coupled with the lingering impact of the September 11, 2001 terrorist attacks, had a negative impact on both international trade demand and the airline industry, including the ACMI and air cargo Scheduled Service markets, which are vital to the Company’s results. Because of the resulting negative impact on the Company’s financial condition and as part of a comprehensive financial restructuring of our aircraft debt and lease obligations, among other things, the Company defaulted on its reporting covenants and payment obligations under substantially all of its debt and lease arrangements. As a result, all debt outstanding was classified as a current liability at December 31, 2003.

          In January 2003, the Company commenced a financial restructuring through negotiations with the lenders under its Aircraft Credit Facility (defined in Note 10) and AFL III Credit Facility (also defined in Note 10) regarding impending principal payments and covenant defaults, as well as the suspension of lease payments on six Boeing 747-200 aircraft. These negotiations were also held in conjunction with negotiations with certain other aircraft lessors to reduce or defer operating lease payments.

          In March 2003, the Company implemented a moratorium on substantially all of its aircraft debt and lease payments to provide time to negotiate restructured agreements with the Company’s significant creditors and lessors. Subsequent to the implementation of this moratorium, the Company made payments on certain debt and lease obligations pursuant to forbearance agreements. However, the continuation of the moratorium beyond what was permitted in the forbearance agreements resulted in additional events of default with respect to substantially all of the Company’s aircraft debt and lease agreements. These defaults allowed the parties to these arrangements to exercise certain rights and remedies, including the right to demand immediate payment of such obligations in full and the right to repossess certain assets, including all of the Company’s owned and leased aircraft.

          In order to formalize its restructuring efforts, in March 2003 the Company embarked on a comprehensive operational and financial restructuring program that included the following key elements: (i) reorganizing the management team and management functions; (ii) enhancing profitability through operational restructuring initiatives; (iii) reducing fixed financial costs through the restructuring of aircraft-related debt and lease obligations; and (iv) de-leveraging through the conversion of Senior Notes (defined in Note 10) and other unsecured obligations into equity in Holdings.

          Through the course of 2003, the management team refocused the commercial strategies of the Company’s key business segments, implemented operational cost saving initiatives and, with the assistance of its financial and legal advisors, negotiated with its secured aircraft creditors to reduce the rents and payments on its aircraft.

          On January 30, 2004 (the “Bankruptcy Petition Date”), Holdings, Atlas, Polar, Airline Acquisition Corp I (“Acquisition”) and Atlas Worldwide Aviation Logistics, Inc. (“Logistics,” and together with Holdings, Atlas, Polar and Acquisition, the “Debtors”), each filed voluntary bankruptcy petitions for relief under chapter 11 (“Chapter 11”) of title 11 of the United States Code, 11 U.S.C. §§ 101 et seq. (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). The Bankruptcy Court jointly administered these cases as “In re Atlas Air Worldwide Holdings, Inc., Atlas Air, Inc., Polar Air Cargo, Inc., Airline Acquisition Corp I, and Atlas Worldwide Aviation Logistics, Inc., Case No. 04-10792” (collectively, the “Chapter 11 Cases”). During the course of the Chapter 11 Cases, the Debtors operated their respective businesses and managed their respective properties and assets as debtors-in-possession (“DIPs”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and the orders of the Bankruptcy Court. The Bankruptcy Court entered an order confirming the Final Modified Second Amended Joint Plan of Reorganization of the Debtors dated July 14, 2004 (the “Plan of Reorganization”) and the Debtors emerged from bankruptcy on July 27, 2004 (the “Effective Date”). The Consolidated Financial Statements include data for all subsidiaries of the Company, including those that did not participate in the Chapter 11 Cases.

          While in Chapter 11, the Debtors, as DIPs, were authorized to continue to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

          During the course of the Chapter 11 Cases, the Debtors were generally not permitted to make payments on debt deemed to be pre-petition debt. However, to the extent the Debtors had reached agreements with certain lenders and lessors on specific aircraft governed by Section 1110 of the Bankruptcy Code, the Debtors continued to make payments on their aircraft lease and debt financings with the approval of the Bankruptcy Court. In addition, the Debtors received the approval of the Bankruptcy Court to pay pre-petition obligations of certain foreign and critical vendors. Also during the Chapter 11 Cases, the Debtors rejected or abandoned ten aircraft (tail numbers N507MC, N518MC, N535MC, N24837, N354MC, N922FT, N923FT, N924FT, N858FT and N859FT) that were originally financed under secured notes or leases and that no longer formed part of the Company’s aircraft fleet plan. Subsequently, the Company purchased two of these rejected aircraft (tail numbers N858FT and N859FT).

          On February 10, 2004, the United States Trustee for the Southern District of Florida appointed two official committees of unsecured creditors (together, the “Creditors’ Committees”), one each for Atlas and Polar. The Creditors’ Committees and their respective legal representatives had a right to be heard on all matters that came before the Bankruptcy Court concerning the Debtors’ reorganization. Pursuant to a global settlement between the Creditors’ Committees and the Debtors, all litigation between the Creditors’ Committees was abated pending final documentation of the settlement terms and submission of a revised Disclosure Statement and Plan of Reorganization. By virtue of the global settlement, the Creditors’ Committees supported confirmation of the Plan of Reorganization. On June 8, 2004, the Debtors’ Disclosure Statement was approved by the Bankruptcy Court, thereby allowing the Debtors to solicit votes to accept the Plan of Reorganization. The Bankruptcy Court entered an order confirming the Plan of Reorganization, which became effective on the Effective Date.

          Pursuant to the Plan of Reorganization, the holders of outstanding equity of Holdings prior to the Effective Date are to receive no distributions.

          As part of the global settlement and pursuant to the Plan of Reorganization, the holders of allowed unsecured claims against Polar will receive a 60.0% cash distribution. The Company anticipates that the total cash payments under the settlement will be between $25 and $35 million. The cash settlement payments were funded by the Company with cash on hand, which includes proceeds of approximately $20.2 million derived from a subscription offering of Holdings new common stock (“New Common Stock”) to unsecured creditors of Atlas completed in July 2004. Under the global settlement, the percentage of Holdings’ common stock initially anticipated to be allocated to unsecured creditors of Polar were offered to the unsecured creditors of Atlas through this subscription with the subscription proceeds placed in a trust for the benefit of the Polar Creditors. Unpaid amounts related to Polar creditors are shown on the accompanying balance sheet as “restricted funds held in trust” at December 31, 2004. The holders of allowed general unsecured claims against Holdings, Atlas, Acquisition and Logistics will receive, collectively, approximately 17,202,666 shares of the New Common Stock, which, excluding the shares acquired under the subscription, were valued under the Plan of Reorganization at approximately $216.2 million (at the Plan of Reorganization value of $12.57 per share).

          The actual recovery percentage under the Plan of Reorganization to be realized by holders of general unsecured claims against Atlas and Holdings will depend upon the aggregate amount of general unsecured claims that will ultimately be allowed against Holdings, Atlas, Acquisition and Logistics and the actual market value attributable to stock received by each creditor (See Note 3 for a further discussion of claims).

          On July 14, 2004, Holdings, on behalf of Atlas and Polar (collectively, the “Borrowers”), among others, signed a commitment letter with Congress Financial Corporation (“Congress”) and Wachovia Bank National Association (“Wachovia”) for a $60 million secured revolving credit facility. The consummation of the revolving credit facility was predicated upon the Debtors’ emergence from bankruptcy, among other things. On November 30, 2004, the Borrowers, and Holdings and Acquisition, as guarantors (collectively, the “Guarantors”), entered into the secured revolving credit facility with Congress, as agent for the lenders party thereto, and Wachovia, as lead arranger (the “Revolving Credit Facility”) effective December 31, 2004. The Revolving Credit Facility provides the Borrowers with revolving loans of up to $60 million in the aggregate, including up to $10 million of letter of credit accommodations. Availability under the Revolving Credit Facility will be based on a borrowing base, which will be calculated as a percentage of eligible accounts receivable. At December 31, 2004, based on the borrowing base, the Company had $19 million available for borrowing under the Revolving Credit Facility. There was no balance outstanding at December 31, 2004. The Revolving Credit Facility has an initial four-year term after which the parties can agree to enter into additional one-year renewal periods. See Note 10.

3. Reorganization and Fresh-Start Accounting

          Since the Effective Date, the Company has devoted significant effort to reconcile claims to determine the validity, extent, priority and amount of asserted claims against the Debtors’ bankruptcy estates. To further this process, the Company has filed omnibus objections to general unsecured claims and to cure claims. Specifically, the Company filed (i) a First Omnibus Objections to Claims and Supplement thereto on June 16, 2004 and November 12, 2004, respectively, (ii) a Second Omnibus Objections to Claims and Supplement thereto on September 17, 2004 and September 24, 2004, respectively, (iii) a Third Omnibus Objections to Claims on November 12, 2004, and (iv) a Reorganized Debtors’ objection to claims of Internal Revenue Service (the “IRS”) on November 12, 2004. As described below, however, there remain certain claims disputed by the Company.

          On November 12, 2004, the Company also filed a Motion to Determine the Remaining Balance of Scheduled Claims Subject to Critical and Foreign Vendor Payments and Other Adjustments (the “Schedules Motion”). The Schedules Motion seeks to reconcile liabilities set forth in the Debtors’ schedules against payments to critical and foreign vendors made during the pendency of the Chapter 11 Cases. Finally, the Company has entered into agreements pursuant to which the Debtors has resolved cure claims arising from the assumption of executory contracts and unexpired leases.

Total Claims

          As of May 19, 2005, the Company had reviewed over 3,000 scheduled and filed claims aggregating approximately $7.5 billion, with a maximum of $850.8 million of claims that could potentially be allowed. Approximately $657.9 million of claims have been allowed to date, including $12.4 of cure claims and $1.0 million of other secured and priority claims. Claims of $192.9 million remain unresolved, including $116.0 million of unresolved

IRS claims discussed below; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process.

Atlas Unsecured Claims

          Pursuant to the Plan of Reorganization, the Company will make a pro rata distribution of 17,202,666 shares of New Common Stock to holders of allowed general unsecured claims against Holdings, Atlas, Acquisition and Logistics. General unsecured claims of approximately $2.6 billion were filed against these entities. As of May 19, 2005, claims of $604.6 million have been allowed, claims of $60.4 million remain disputed, and the balance of claims have been withdrawn or disallowed; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process.

Polar Unsecured Claims

          Pursuant to the Plan of Reorganization, the Company will pay cash equal to sixty cents on the dollar for allowed unsecured claims against Polar. General unsecured claims of approximately $408.4 million were filed against Polar. As of May 19, 2005, claims of $39.9 million have been allowed, claims of $16.5 million remain disputed, and the balance of claims have been withdrawn or disallowed; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process. The Company estimates the additional allowed claims against Polar will ultimately be under $1 million.

Administrative, Priority, Secured and Governmental Claims

          By order dated November 16, 2004, the Bankruptcy Court extended to February 1, 2005, the deadline for the Company to object to: (i) administrative claims, (ii) priority unsecured claims, (iii) secured claims and (iv) governmental claims.

IRS Claim

          As part of an ongoing audit and in conjunction with the claims process of the Chapter 11 Cases, the IRS submitted proofs of claim with the Bankruptcy Court for approximately $228.0 million of alleged income tax, employee withholding tax, Federal Unemployment Tax Act (“FUTA”) and excise tax obligations, including penalties and interest. In June 2004, the IRS amended its original proofs of claim with new claims (the “Amended IRS Claims”), reducing its total claim amount to approximately $104.3 million. The Amended IRS Claims are principally composed of a $56.4 million income tax claim and a $40.5 million employment tax claim. The Company disputed the amounts claimed and filed with the Bankruptcy Court several claim objections and a motion under Section 505 of the Bankruptcy Code, challenging the IRS’ claims. For purposes of the confirmation of the Plan of Reorganization, the employment tax portion of the Amended IRS Claims was reduced to $5.3 million. The IRS subsequently filed amended and/or additional proofs of claim against Holdings, Atlas and Polar asserting claims for income tax, employee withholding tax, FUTA tax and excise taxes of approximately $11.1 million as administrative claims, $102.0 million as a priority unsecured claim and $2.9 million as a general unsecured claim. On November 12, 2004, the Company filed its Supplemental Objection to Claims of the IRS, objecting to these additional claims. The Company believes that the IRS’ claims are substantially without merit and intends to defend against them vigorously.

SEC Claim

          On October 17, 2002, the SEC commenced an investigation arising out of the Company’s October 16, 2002 announcement that the Company would restate its 2000 and 2001 financial statements. In October 2002, the Company’s board of directors appointed a special committee which in turn retained the law firm of Skadden, Arps, Slate, Meagher and Flom, LLP for the purpose of performing an internal review concerning the restatement issues and assisting Holdings in its cooperation with the SEC investigation. A Formal Order of Investigation was subsequently issued authorizing the SEC to take evidence in connection with its investigation. The SEC has served several subpoenas on Holdings requiring the production of documents and witness testimony, and the Company has been fully cooperating with the SEC throughout its investigation.

          On October 28, 2004, the SEC issued a Wells Notice to Holdings indicating that the SEC staff is considering recommending to the SEC that it bring a civil action against Holdings alleging that it violated certain financial reporting provisions of the federal securities laws from 1999 to 2002. In addition, the SEC had filed a proof of claim in the amount of $107.0 million, but the SEC has since amended its proof of claim to $15.0 million.

Holdings is currently engaging in discussions with the SEC regarding the Wells Notice and the possible resolution of this matter, and will continue to cooperate fully with the SEC in respect of the investigation. Any economic consequences of this matter will be treated as a general unsecured claim in the Company’s bankruptcy proceedings.

Equity Distribution

          Shares of Holdings common stock that have been or are to be issued pursuant to the Plan of Reorganization as a result of emergence of the Debtors from bankruptcy are referred to as New Common Stock. Shares of common stock that were outstanding prior to the Effective Date are referred to as Old Common Stock.

          The Plan of Reorganization contemplates the distribution of 17,202,666 shares of New Common Stock to holders of allowed general unsecured claims of Atlas, Holdings, Acquisitions and Logistics on a pro rata basis in the same proportion that each holder’s allowed claim bears to the total amount of all allowed claims. The exact number of shares that each claimholder ultimately receives is dependent on the final total of allowed, unsecured claims and other factors such as unclaimed distributions and fractional share interests.

          In accordance with the Plan of Reorganization, on the Effective Date, Holdings issued and distributed 740,000 shares of the New Common Stock to GE Capital Aviation Services, Inc. (“GECAS”) and 320,000 shares of New Common Stock to certain bank lenders under one loan that was made to Atlas Freighter Leasing III, Inc. (“AFL III”) (the “AFL III Credit Facility”) and another loan made to Atlas (the “Aircraft Credit Facility”). Additionally, pursuant to the terms of the Plan of Reorganization 1,737,334 shares of New Common Stock were offered for subscription and sold to certain Atlas, Holdings, Acquisition and Logistics unsecured creditors. New Common Stock will not be distributed to holders of Polar general unsecured claims since each such holder will receive a fixed cash recovery equal to 60.0% of the amount of their respective allowed claim.

          Excluding the long-term incentive plan and the shares issued to DVB Bank, AG (“DVB”) discussed below, as of June 1, 2005, including the initial distribution described in the preceding paragraph, the Company has 2,797,334 shares issued, or about 15.0% of the approximately 20,000,000 shares to be issued under the Plan of Reorganization.

          The proposed allocation of New Common Stock under the Plan of Reorganization is illustrated in the chart below:

Party	Equity Ownership %	Shares

ACF/AFL III	1.6%	320,000
GECAS	3.7%	740,000
General Unsecured Claims	86.0%	17,202,666
Subscription Shares	8.7%	1,737,334

Total	100%	20,000,000

          In addition to the above-referenced shares of New Common Stock allocated above and pursuant to the Plan of Reorganization, as of December 31, 2004, an aggregate of 2,772,559 shares of New Common Stock have been reserved for equity-based awards, of which 610,600 shares of restricted stock and options for 826,663 shares have been issued to directors, management and employees under a management incentive plan and the employee stock option plan.

          In addition, on August 26, 2004, the Bankruptcy Court entered an order approving the issuance of 200,000 shares of New Common Stock to DVB as part of a settlement involving the restructuring of the lease of aircraft tail number N409MC. (See Note 10) These shares were in addition to the original 20,000,000 shares of New Common Stock allocated in the Plan of Reorganization discussed above.

          Distributions of shares of New Common Stock to holders of allowed Senior Notes (defined in Note 10) claims (relating to Atlas’ 10.75% Notes due 2005, 9.375% Notes due 2006, and 9.25% Notes due 2008) will be made to the indenture trustee, which will transmit the shares to the appropriate claimholders in accordance with the plan of Reorganization and the respective indentures. Distributions to holders of other allowed general unsecured claims will be made directly to such claimholders in accordance with the Plan of Reorganization.

Reorganization Items

          In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred for the period of January 31, 2004 through July 27, 2004:

Legal and professional fees	$44,209
Rejection of CF6-80 PBH engine agreement (a)	(59,552)
Claims related to rejection of owned and capital leased aircraft (b)	84,143
Claims related to rejection of aircraft operating leases (c)	42,506
Other	7,782
Fresh-start adjustments	173,598
Gain on cancellation of pre-petition debt	(405,199)

Total	$(112,513)

(a)	The Company rejected a CF6-80 power-by-the-hour engine maintenance agreement and wrote off the associated accrued liability of $59.5 million.

(b)

The Company rejected two owned aircraft, tail numbers N354MC and N535MC, which had been debt financed, and wrote off the assets and liabilities having net book value of $40.0 million. The Company also rejected the capital leases on aircraft tail number N924FT and N518MC and wrote off the assets and liabilities having a net book value of $44.1 million.

(c)	The Company rejected six leased aircraft, tail numbers N507MC, N24837, N922FT, N858FT, N859FTand N923FT that resulted in unsecured claims of $42.5 million.

          Also in accordance with SOP 90-7, interest expense of $21.0 million for the period January 31, 2004 through July 27, 2004, has not been recognized on approximately $437.5 million of Senior Notes (as defined in Note 10 below) as such interest will not be an allowed claim nor paid pursuant to the Plan of Reorganization.

Fresh-Start

          In conjunction with its emergence from bankruptcy, the Company applied the provisions of fresh-start accounting effective as of July 27, 2004, at which time a new reporting entity was deemed to be created.

          Fresh-start accounting requires that the Company revalue its assets and liabilities to estimated fair values at July 27, 2004 in a manner similar to that which would occur if the Company were to apply purchase accounting. Significant adjustments included a reduction in value of its owned aircraft fleet and the recording of additional intangible assets (principally related to Atlas’ACMI customer contracts). In addition, fair-value adjustments were recorded in respect of the Company’s debt and lease agreements. As a result, reported historical financial statements of the Company for periods prior to July 28, 2004 are not comparable with those for periods after July 27, 2004.

          Significant reorganization adjustments in the Balance Sheet result primarily from:

(i)	a reduction in recorded value of flight and ground equipment carrying values;

(ii)	a reduction in recorded value of inventory carrying values;

(iii)	an adjustment for net present value of future lease payments;

(iv)	An adjustment to record intangibles related to ACMI customer contracts and the net present value of lease contracts;

(v)	forgiveness of the Company’s pre-petition debt and the other liabilities; and

(vi)	issuance of Holdings’ New Common Stock pursuant to the Plan of Reorganization;

          These adjustments were based upon the work of the Company and financial consultants and also independent appraisals and anticipated cash flows using the latest available data to management to determine the relative fair values of the Company’s assets and liabilities. Estimates of fair value represent the Company’s best estimate based on the work of independent valuation consultants and, where the foregoing are not available, industry trends and by reference to market rates and transactions. These estimates and the assumptions used by the

Company and by its valuation consultants, are subject to a number of certain uncertainties and contingencies beyond the Company’s control. If different assumptions were used, the fair values of the Company’s assets and liabilities could be materially increased or decreased.

          The table below reflects reorganization adjustments for the discharge of indebtedness, cancellation of old common stock and issuance of new common stock, issuance of notes, and fresh-start adjustments as of July 27, 2004:

Stockholders (deficit) at July 27, 2004	$(231,637)
Cancellation of predecessor common stock and APIC	(306,683)
Elimination of accumulated deficit	306,719
Fresh-start valuation adjustments	(173,598)
Gain on cancellation of pre-petition liabilities	405,199
Issuance of common stock to creditors	37,647
Common stock to be issued to creditors	216,069

Stockholders equity at July 27, 2004	$253,716

          These adjustments are primarily related to the following:

•	Liabilities Subject to Compromise: $405.2 million was recorded as forgiveness of debt to record the discharge of pre-petition accounts payable, accrued liabilities and short and long-term debt.

•

Total Stockholders Equity (Deficit):  Adopting fresh-start accounting results in a new reporting entity with no retained earnings or deficit. As a result $306.7 million of Old Common Stock and paid-in-capital and the prior $306.7 million of accumulated deficit was eliminated. All shares of Old Common Stock are cancelled and shares of New Common Stock are issued in lieu thereof pursuant to the terms of the Plan of Reorganization totaling $253.7 million.

          The fresh-start valuation adjustments principally reflect the following:

Current assets	$(24,696)
Fixed assets	(267,394)
Prepaid maintenance	(9,126)
Intangibles and operating leases	78,213
Prepaid aircraft rent	(88,703)
Deferred credits and other liabilities	113,125
Long term debt	24,983

$(173,598)

          These adjustments are the result of:

•

Current Assets:  $7.3 million reduction adjustment was made to revalue aircraft inventory based on estimated fair market value as it relates to the relative fleet type, a reduction adjustment of $15.1 million for debt issuance costs and a $2.3 million reduction in other current assets.

•

Fixed Assets:  A reduction to flight and ground equipment, $346.8 million and $23.7 million respectively, was made to reduce fixed assets to their estimated fair market value, including a $103.1 million elimination of previously recorded accumulated depreciation.

•	Prepaid Maintenance: A reduction in prepaid maintenance costs of $9.1 million to their fair values at July 27, 2004.

•

Intangibles and Operating Leases:  An increase in intangibles was recorded in the amount of $78.2 million primarily related to Atlas ACMI Customer Contracts, an unconsolidated equity investment and to record an asset representing the net present value of the revised lease payments which were below market at July 27, 2004, See Note 9.

•	Prepaid Aircraft Rent: $88.7 million was eliminated as a result of the revaluation of operating leases on aircraft to their fair values at July 27, 2004.

•

Deferred Credits and other Liabilities:  An adjustment of $101.9 million was made to record the impact of fresh-start reporting, including the elimination of deferred gains and deferred rent related to operating leases on aircraft and an adjustment was made to other liabilities of $11.2 million.

•	Long Term Debt: An adjustment of $25.0 million was made to adjust the carrying value of long-term debt to reflect fair market value at July 27, 2004.

•

Negative Goodwill:  Included in the adjustments above is $234.0 million to allocate negative goodwill against fixed assets of $210.9 million and intangible assets of $23.1 million. The negative goodwill results from the excess fair value of assets over the fair value of the remaining liabilities and “reorganization value” of the new equity and primarily results from debt forgiven of $405.2 million in excess of the $253.7 million value of new equity received by those creditors.

4. Accounting Change

          Effective January 1, 2002, Atlas changed its method of accounting for airframe and engine overhaul activities from the accrual and deferral methods to the direct expense method (with the exception of a fully outsourced B747-400 engine (GE CF6-80C2) service contract, which was accrued on an hourly basis through January 2004 prior to its rejection in the Chapter 11). While the former methods were permitted under United States generally accepted accounting principles (“GAAP”), the Company believes that the direct expense method is preferable, as it more properly reflects the timing of the actual maintenance event and is the predominant method used in the airline industry.

          As a result, the change decreased the Company’s net loss for the year ended December 31, 2002 by $44.6 million and was recorded as a cumulative effect of accounting change. The principal cause of the credit is the treatment of certain power-by-the-hour contract payments as prepayments (versus expense previously) offset, in part, by the write-off of deferred airframe overhauls.

5. Summary of Significant Accounting Policies

     Use of Estimates

          The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates. Important estimates include asset lives, valuation allowances (including, but not limited to, those related to receivables, inventory and deferred taxes), income tax accounting, self-insurance employee benefit accruals and contingent liabilities.

     Revenue Recognition

          The Company recognizes revenue when a sales arrangement exists, services have been rendered, the sales price is fixed and determinable, and collectibility is reasonably assured.

          Revenue for Scheduled Service and Charter Services is recognized upon flight departure. ACMI contract revenue is recognized as the actual Block Hours are operated on behalf of a customer during a given calendar month.

          Other revenue includes rents from dry leases of owned aircraft and is recognized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 13, Accounting for Leases.

     Allowance for Doubtful Accounts

          We periodically perform an evaluation of our composition of accounts receivable and expected credit trends and establish an allowance for doubtful accounts for specific customers that we determine to have significant credit risk. Past due status of accounts receivable is determined primarily based upon contractual terms. We provide allowances for estimated credit losses resulting from the inability or unwillingness of our customers to make required payments and charge off receivables when they are deemed uncollectible. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

Cash and Cash Equivalents

          Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less at acquisition.

Restricted funds held in trust

          Restricted funds held in trust represent cash designated for unpaid amounts related to the Polar creditors.

Investments

          The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method.

          The December 31, 2004 and 2003 aggregate carrying value of the investment of $17.5 million and $2.7 million, respectively, is included within Deposits and other assets on the consolidated balance sheet.

          The increase resulted from the fair value assigned to our 49% investment, as a result of fresh-start accounting and the underlying equity in the net assets of the business has been allocated to intangible assets. These assets relate to their airline operating certificate and finite lived intangible assets related to existing customer contracts. Fair value of this investment was determined by an independent appraisal. The finite lived intangible asset is amortized on a straight-line basis over the three year estimated life of the contracts.

Inventories

          Spare parts, materials and supplies for flight equipment are carried at average acquisition cost, which are expensed when used in operations and are included in prepaid expenses and other current assets in the consolidated balance sheet. Rotable parts are written off when beyond economic repair. At December 31, 2004 and 2003, the reserve for expendable obsolescence was zero and $1.4 million, respectively. Allowances for obsolescence for spare parts expected to be on hand at the date aircraft are retired from service, are provided over the estimated useful lives of the related aircraft and engines. Allowances are also provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change as conditions in our business evolve. Rotable inventory is recorded in “Property and Equipment”.

Property and Equipment

          The Company records its property and equipment at cost and depreciates these assets on a straight-line basis over their estimated useful lives to their estimated residual values, over periods not to exceed forty years for flight equipment (from date of original manufacture) and three to five years for ground equipment, from the date the asset is placed in service. Property under capital leases and related obligations are recorded at the lesser of an amount equal to (a) the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease or (b) the fair value of the asset. Amortization of property under capital lease is on a straight-line basis over the lease term unless ownership takes place or a purchase option exists and is included in depreciation expense. In that case, amortization is over the remaining life of the aircraft from date of manufacture.

          Expenditures for major additions, improvements and flight equipment modifications are generally capitalized and depreciated over the shorter of the estimated life of the improvement or the modified assets remaining lives or remaining lease term in the event that any modifications or improvements are made to operating lease equipment. Substantially all property and equipment is specifically pledged as collateral for indebtedness of the Company.

Measurement of Impairment of Long-Lived Assets and Intangible Assets Subject to Amortization

          When events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, the Company records impairment losses with respect to those assets.

          The impairment charge is determined based upon the amount by which the net book value of the assets exceeds their estimated fair value. In determining the fair value of the assets, the Company considers market trends, published values for similar assets, recent transactions involving sales of similar assets or quotes from third party appraisers. In making these determinations, the Company also uses certain assumptions, including, but not limited to, the estimated discounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated residual values.

Intangible Assets

          Route acquisition costs primarily include operating rights (takeoff and landing slots) at Narita Airport in Tokyo, Japan. Airline operators certificates (“AOCs”) represent the allocated value of existing licenses to operate aircraft in commercial service. “Flight Authorities” represent the allocated value of legal rights, regulatory permits, and airport landing slots required for a scheduled airline to serve international markets. Since each of these operating rights is considered to have an indefinite life, no amortization has been recorded.

          ACMI customer contracts represent the future profits expected from customer contracts on hand as of the Effective Date. Fair market value operating leases represents the capitalized discount recorded to adjust leases of the Company’s Boeing 747 aircraft to fair market value as of the Effective Date. It is an asset as certain operating lease rates (primarily 747-400’s) were below market at that date.

          Under SFAS No.142, Goodwill and Other Intangible Assets (“SFAS No. 142”), intangibles with indefinite lives are not amortized but reviewed for impairment annually, or more frequently, if impairment indicators arise. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that the Company expects to generate from their use. If the Company’s expectations of future results and cash flows change and are significantly diminished, intangible assets may be impaired and the resulting charge to operations may be material. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material changes to the results of operations. The estimated life of the Route acquisition costs, AOCs, and Flight Authorities is indefinite. Intangibles with definite lives are amortized over their respective useful lives, which are as follows:

ACMI customer contracts	up to 5 years, customer by customer
Fair market value operating leases	21 years

Concentration of Credit Risk and Significant Customers

          The U.S. military Airlift Mobility Command (“AMC”) charters accounted for 18.6% of the Company’s total revenues for the period July 28 through December 31, 2004, 21.2% of total revenues for the period January 1 through July 27, 2004, and 31.1%, and 19.6% for the years ended December 31, 2003, and 2002, respectively. No other customer accounted for 10.0% or more of the Company’s total operating revenues during these periods. Accounts receivable from the U. S. Military were $17.3 million and $15.3 million at December 31, 2004 and 2003, respectively.

Income Taxes

          We provide for income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. If necessary, deferred income tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. In addition, tax reserves are based on significant estimates and assumptions as to the relative filing positions and potential audit and litigation exposures thereto. The effect on deferred taxes of a change in tax laws or tax rates is recognized in the results of operations in the period that includes the enactment date.

Debt Issuance Costs

          Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method for amortization. Amortization of debt issuance costs was zero for the period July 28, 2004 through December 31, 2004, $5.2 million for the period January 1, 2004 through July 27, 2004, and $4.2 million, and $4.1 million, for the years ended December 31, 2003, and 2002 respectively, and is included as a component of interest expense on the Consolidated Statements of Operations.

     Aircraft Maintenance and Repair

          Maintenance and repair cost for both owned and leased aircraft are charged to expense as incurred, except Boeing 747-400 engine (GE CF6-80C2) overhaul costs through January 2004. These were performed under a fully outsourced power-by-the-hour maintenance agreement. The costs thereunder are accrued based on the hours flown. This contract was rejected in the Chapter 11 Cases.

     Foreign Currency transactions

          The Company’s results of operations are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenues and expenses. The Company’s largest exposure comes from the British pound, the Euro, the Japanese yen and various Asian currencies. The Company does not currently have a foreign currency hedging program related to its foreign currency-denominated sales. Gains or losses resulting from foreign currency transactions are included in non-operating expenses and have not been significant to our operating results for any period.

     Stock-Based Compensation

          The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations (“APB 25”). The Company had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No.148”). Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123 and SFAS No.148, pro forma net income (loss) and income (loss) per share for the periods presented, would be as follows (in thousands, except for per share data):

	Successor	Predecessor

	For the Period July 28, 2004 Through December 31, 2004	For the Period January 1, 2004 Through July 27, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002

Net income (loss), as reported	$22,710	$28,246	$(100,990)	$(53,813)
Add: Restricted stock expense	854	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,112)	(4,618)	(6,043)	(8,186)

Pro forma net income (loss)	$22,452	$23,628	$(107,033)	$(61,999)

Basic income (loss) per share:
Basic—as reported	$1.12	$0.74	$(2.63)	$(1.41)

Basic—pro forma	$1.11	$0.62	$(2.79)	$(1.62)

Diluted income (loss) per share:
Diluted—as reported	$1.11	$0.74	$(2.63)	$(1.41)

Diluted—pro forma	$1.10	$0.62	$(2.79)	$(1.62)

          The weighted average fair value of the options granted during the period July 28 through December 31, 2004, and the years 2003 and 2002 was $4.99, $1.16, and $2.99, respectively. There were no options granted during the period January 1 through July 27, 2004. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Successor	Predecessor

Assumptions	2004	2003	2002

Expected dividend yield	None	None	None
Risk-free interest rate	2.93%	3.01%	3.59%
Expected life of option grants	3 years	4 years	4 years
Expected volatility	38.5%	118.65%	93.88%

          On the Effective Date, the Company’s existing stock-based employee compensation plans were terminated and all outstanding options and restricted stock were cancelled.

     Supplemental Cash Flow Information

          The aggregate interest payments amounted to $23.8 million for the period July 28, through December 31, 2004, $24.1 million for the period January 1, through July 27, 2004 and $49.8 million and $86.7 million for the years ended December 31, 2003 and 2002, respectively. The Company received federal and state income tax refunds (net of payments) of approximately $37.1 million and $27.0 million in the years ended December 31, 2003 and 2002, respectively.

          The Company paid reorganization costs of $44.2 million for the period January 1, through July 27, 2004.

          The Company acquired flight equipment through the utilization of debt in non-cash transactions in the amounts of $205.0 million and $151.6 million for the period January 1, 2004 through July 27, 2004 and for the year ended December 31, 2003, respectively. The Company had a non-cash conversion of $405.2 million of debt to equity of $233.5 million for the period January 1, through July 27, 2004.

     Reclassifications

          Certain reclassifications have been made in the prior year’s consolidated financial statement amounts and related note disclosures to conform to the current year’s presentation.

     Recently Issued Accounting Standards

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FAS 123 and supersedes APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the SEC decided to delay the implementation date to the beginning of the first fiscal year beginning after December 15, 2005. The Company has the option to choose either the modified prospective or modified retrospective method. The Company expects to adopt FAS 123R in the first quarter of 2006, using the modified prospective method of adoption which requires that compensation expense be recorded over the expected remaining life of all unvested stock options and restricted stock and for any new grants thereof at the beginning of the first quarter of adoption of FAS 123R. We are currently evaluating the impact FAS 123R will have on the Company, and based on our preliminary analysis, expect to incur additional compensation expense, as a result of the adoption of this new accounting standard that may be material to the 2006 financial statements.

          See Note 3 above for more information on the Successor Company’s equity structure and Note 18 below for more information on stock-based compensation.

     Consolidation of Variable Interest Entities

          In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”) (“FIN 46-(R)”), delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. The Company has adopted FIN 46 for entities created subsequent to January 31, 2003 as of December 31, 2003 and adopted FIN 46-(R) as of the end of the interim period ended March 31, 2004. The adoptions of FIN 46 and FIN 46-(R) did not result in the consolidation of any variable interest entities.

          Twelve of the Company’s forty-three operating aircraft are owned and leased through trusts established specifically to purchase, finance and lease aircraft to the Company. These leasing entities meet the criteria for variable interest entities. All fixed price options were restructured to reflect a fair market value purchase option, and as such, the Company is not the primary beneficiary of the leasing entities. The Company is generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates the Company to absorb decreases in value or entitles the Company to participate in increases in the value of the aircraft. The Company has not consolidated the related trusts upon application of FIN 46 because the Company is not the primary beneficiary based on the option price restructurings. The Company’s maximum exposure under these leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 9.

6. Impairment Charge

          In the second quarter of 2002, due to further declines in the fair value of six aircraft previously deemed held for sale, the Company recorded an additional impairment charge of $7.9 million, which is included in depreciation expense on the Consolidated Statement of Operations. Among other sources, the Company used third party appraisals and published values for similar aircraft to assess the fair values of each specific aircraft. After 12 months, the Company was unsuccessful in its efforts to sell or otherwise dispose of these six Boeing747 aircraft, and in accordance with SFAS No. 144, the Company placed the aircraft previously classified as held for sale back into operating status. These aircraft are being depreciated, beginning July 2002, over their remaining lives ranging from 18 months to 13 years.

7. Investments

          At December 31, 2003, the Company held a restricted guaranteed investment contract in the amount of $26.0 million. In 2004, an aircraft lessor exercised its rights due to a rent payment default on aircraft N496MC and drew down on the guaranteed investment contracts in the amount of $26.0 million (see Note 10).

8. Property and Equipment

          Property and equipment consisted of the following:

	Successor		Successor	Predecessor

	Useful Lives		2004	2003

Flight equipment	4.8-35.3 years	*	$607,184	$833,079
Ground equipment and buildings	0.2-18.0 years		13,541	40,783

Total			620,725	873,862
Less accumulated depreciation			(10,971)	(78,768)

Property, plant, and equipment—net			$609,754	$795,094

*	The Successor useful lives for Boeing 747-200 aircraft range from 4.8 years to 20.3 years and the Boeing 747-400 aircraft range from 33.5 years to 35.3 years

          Depreciation expense, including the amortization of capital leases, related to property and equipment amounted to $23.0 million for the period July 28, through December 31, 2004, $33.5 million for the period January 1, through July 27, 2004, and $60.1 million and $54.4 million for the years ended December 31, 2003 and 2002, respectively. The Company had equipment related to capital leases of $24.8 million and $64.2 million at December 31, 2004 and 2003, respectively, and accumulated amortization was $1.6 million and $6.9 million, respectively for such years.

9. Intangible Assets

          The following tables present the Company’s intangible assets as of December 31:

	Successor	Predecessor

	2004	2003

Indefinite life:
Route acquisition costs	$36,069	$42,238
Airline operating certificates	$3,426	—
Flight Authorities	1,187	—

	$40,682	$42,238

Finite life:
ACMI customer contracts	21,856	—
Fair market value adjustment/operating leases	44,132	—
Less accumulated amortization	(3,230)	—

	62,758	—

Total intangible assets	$103,440	$42,238

          Amortization expense related to ACMI customer contracts and lease contracts amounted to $3.2 million for the period July 28, through December 31, 2004.

          The estimated future amortization expense of ACMI customer contracts and lease contracts for the years ended December 31 is as follows:

	ACMI Customer Contracts	FMV Operating Leases	Total

2005	$9,956	$1,834	$11,790
2006	6,256	1,834	8,090
2007	2,178	1,834	4,012
2008	634	1,834	2,468
2009	366	1,834	2,200
Thereafter	—	34,198	34,198

	$19,390	$43,368	$62,758

10. Debt

          The Company’s debt obligations, including capital leases, as of December 31 were as follows:

	Successor	Predecessor

	2004	2003

Debt Obligations
Aircraft Credit Facility	$35,024	$43,578
AFL III Credit Facility	138,254	162,856
9 1/4% Senior Notes due 2008	—	152,886
9 3/8% Senior Notes due 2006	—	147,000
10 3/4% Senior Notes due 2005	—	137,475
2000 EETCs	71,571	59,916
1999 EETCs	135,018	87,258
1998 EETCs	200,530	73,470
Capital leases	36,717	52,270
Other Debt	21,955	47,848

Total debt and capital Leases	639,069	964,557
Less current portion of debt and capital leases	(36,084)	(964,557)

Long-term debt and capital leases	$602,985	$—

          At December 31, 2004, the Company had $123.4 million of unamortized discount related to the fair market value adjustments recorded against debt upon application of fresh-start accounting. See Note 21 below.

     Description of the Company’s Debt Obligations

          The following paragraphs provide a summary of the treatment in the Consolidated Financial Statements for the restructuring of the Company’s debt obligations and changes that have occurred as a result of the Chapter 11 Cases. It should be noted that, for accounting purposes, the restructuring described below was given effect upon entering into binding term sheets with the respective lender or lessor as the parties to such agreements were operating under the revised terms of the agreements as if they were completed. In certain instances the agreements only became legally binding on the Effective Date or upon the occurrence of certain events after such date.

          Many of our financing instruments contain certain limitations on Holdings and its subsidiaries’ ability to, among other things: incur additional indebtedness, enter into leases, make capital expenditures, pay dividends or make certain other restricted payments, consummate certain asset sales, incur liens, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets.

     Deutsche Bank Trust Company

          Deutsche Bank Trust Company (“Deutsche Bank”) is the administrative agent for two syndicated loans to Atlas and its affiliates. One loan was made to AFL III ( a wholly owned subsidiary of Atlas) and the other loan was made through the Aircraft Credit Facility. The obligations under these two credit facilities are secured by 15 Boeing 747-200’s and one Boeing 747-300 aircraft and several spare General Electric CF6-50E2 and CF6-80 engines. AFL III leases the collateral securing the AFL III Credit Facility, including aircraft and related equipment, to Atlas. AFL III has collaterally assigned those leases and the proceeds thereof to Deutsche Bank as security for the AFL III Credit Facility.

          Atlas, AFL III, Deutsche Bank, as administrative agent, and a majority of the lenders comprising the bank group under each credit facility, executed forbearance agreements dated July 3, 2003, which contained the terms of the initial loan restructurings. In January, February and March 2004, the parties entered into letter agreements that further amended the original forbearance agreements (as amended, the “Forbearance Agreements”).

     Aircraft Credit Facility

          Under the Forbearance Agreement, with respect to the Aircraft Credit Facility, the lenders agreed to accept lower monthly principal payments over a longer term. As additional consideration for the restructuring, the lenders under the Aircraft Credit Facility received, among other things, (i) 66,800 shares of New Common Stock and (ii) guarantees of the loan obligations from Holdings and its affiliates upon confirmation of the Plan of Reorganization. Atlas and the ACF lenders executed an amended and restated credit agreement on July 27, 2004.

          On November 30, 2004, Holdings and Atlas entered into amendments (the “ACF Amendments”) to the Aircraft Credit Facility by and among Atlas, the lenders party thereto and Deutsche Bank. The ACF Amendments increased the capital expenditure limitations included in the Aircraft Credit Facility to $25 million (from $20 million), subject to certain adjustments.

          The Aircraft Credit Facility is secured by a first priority security interest in one Boeing 747-300 aircraft (tail number N355MC) and two Boeing 747-200 aircraft (tail numbers N536MC and N540MC).

          The weighted average interest rate under the Aircraft Credit Facility for the years ended December 31, 2004 and 2003 was 5.59% and 6.97%, respectively. The year end rate as of December 31, 2004 and 2003 is 6.73% and 5.90%, respectively.

     AFL III Credit Facility

          Under the Forbearance Agreement, the AFL III lenders agreed to accept lower monthly principal payments over a longer term including a deferral of up to $20.3 million in principal payments otherwise due in 2004 and early 2005, provided that Atlas performs certain maintenance events on the aircraft collateral during such period. The deferred amount is due December 31, 2009, unless Atlas exceeds certain financial targets, in which case part of the deferred amount may become due earlier. AFL III and its lenders executed an amended and restated credit agreement on July 27, 2004. As additional consideration for the restructuring, the lenders under the AFL III Credit Facility received 253,200 shares of New Common Stock to be issued under the Plan of Reorganization

          The AFL III Credit Facility is secured by a first priority security interest in thirteen Boeing 747-200F aircraft, plus nine spare CF6-50E2 engines and three CF6-80C engines. The aircraft tail numbers securing the AFL III Credit Facility as of December 31, 2004 and 2003 were: N505MC, N509MC, N512MC, N517MC, N522MC, N523MC, N524MC, N526MC, N527MC, N528MC, N534MC, N808MC and N809MC.

          On November 30, 2004, AFL III entered into an amendment (the “AFL III Amendment”) to the AFL III Credit Facility. The AFL III Amendment increased the annual capital expenditure limitations included in the AFL III Credit Facility to $25 million subject to certain adjustments. Fifteen leases relating to the thirteen aircraft and two engine pools from AFL III to Atlas pursuant to the AFL III Credit Facility were also amended to comply with the AFL III Amendments.

          The weighted average interest rate for the years ended December 31, 2004 and 2003 are 5.88% and 6.06%, respectively. The year end rate as of December 31, 2004 and 2003 is 6.96% and 6.03%, respectively.

     Senior Notes

          The various senior notes issued by Atlas (collectively, the “Senior Notes”) as of September 30, 2004, in the aggregate principal amount of $437.5 million, were general unsecured obligations of Atlas, which ranked pari passu in right of payment to any of Atlas’ existing and future unsecured senior indebtedness. Interest on the Senior Notes was payable semi-annually in arrears; however, no interest payments were made after March 28, 2003. The Senior Notes were cancelled under the Plan of Reorganization on the Effective Date and are entitled to receive a significant portion of the New Common Stock pursuant to the plan of Reorganization (See Note 3 above).

Enhanced Equipment Trust Certificate Transactions

     Overview of EETC Transactions

          In three separate transactions in 1998, 1999 and 2000, Atlas issued pass-through certificates, also known as Enhanced Equipment Trust Certificates (“EETCs”). These securities were issued for the purposes of financing the acquisition of a total of 12 Boeing 747-400 aircraft. In the 1998 EETC transaction, $538.9 million of EETCs were issued to finance five of these aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 1999 EETC transaction, $543.6 million of EETCs were issued to finance five of these aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 2000 EETC transaction, $217.3 million of EETCs were issued to finance the remaining two of these aircraft, both pursuant to leveraged leases. Historically, the debt obligations relating solely to owned EETC aircraft have been reflected on the Company’s balance sheet while the debt obligations related to the leased EETC aircraft have not been reflected on the Company’s balance sheet because such obligations previously constituted operating leases. Through the restructuring however, Atlas became the beneficial owner of four of the previously leased aircraft (see Restructuring of EETCs below) resulting in a total of six aircraft reflected on the Company’s balance sheet.

     Leverage Lease Structure

          In a leveraged lease, the owner trustee is the owner of record for the aircraft. Wells Fargo Bank Northwest, National Association (“Wells Fargo”) serves as the owner trustee with respect to the leveraged leases in each of Atlas’s EETC transactions. As the owner trustee of the aircraft, Wells Fargo serves as the lessor of the aircraft under the EETC lease between Atlas and the owner trustee. Wells Fargo also serves as trustee for the beneficial owner of the aircraft, the owner participant. The original owner participant for each aircraft invested (on an equity basis) approximately 20% of the original cost of the aircraft. The remaining approximately 80% of the aircraft cost was financed with debt issued by the owner trustee on a non-recourse basis in the form of equipment notes.

          The equipment notes were generally issued in three series, or “tranches,” for each aircraft, designated as Series A, B and C equipment notes. The loans evidenced by the equipment notes were funded by the public offering of EETCs. Like the equipment notes, the EETCs were issued in three series for each EETC transaction designated as Series A, B and C EETCs. Each class of EETCs was issued by the trustee for separate Atlas Pass Through Trusts with the same designation as the class of EETCs issued. Each of these Pass Through Trustees is also the holder and beneficial owner of the equipment notes bearing the same class designation.

          With respect to the two EETC financed aircraft previously and currently owned by Atlas, there is no leveraged lease structure or EETC lease. Atlas is the beneficial owner of the aircraft and the issuer of the equipment notes with respect thereto. The equipment notes issued with respect to the owned aircraft are with full recourse to Atlas.

     Restructuring of EETCs

          On September 12, 2003, the Company and a majority in interest of its Class A EETC holders from the 1998, 1999 and 2000 EETC transactions entered into three restructuring agreements, one for each then existing EETC transaction. Each restructuring agreement was subsequently amended as of November 4, 2003, December 15, 2003, February 5, 2004 and March 31, 2004. As of February 5, 2004, the Company also entered into a term sheet (the “OP Term Sheet”) with the owner participants with respect to six of the ten aircraft leased under the EETC transactions. Each of the restructuring agreements, together with the OP Term Sheet, are collectively referred to herein as the “EETC Restructuring Agreements”.

          Pursuant to the EETC Restructuring Agreements, the aircraft leases were amended to provide for basic rent of $725,000 per month for the first sixty months beginning on January 1, 2003, and basic rent of $830,000 per month thereafter, until the equipment notes underlying the EETCs are paid or satisfied in full, subject to adjustment during 2005 for repayment of a $23.0 million EETC deferred rent obligation. The equipment notes underlying the EETCs relating to two aircraft which were owned originally by Atlas will be amortized based on the same monthly payment amounts as the leased aircraft. The term of the leases and equipment notes underlying the EETCs were generally extended to fully amortize the underlying equipment notes on the leased aircraft and the owned aircraft. A number of factors can affect the timing of payments to the EETCs, including the appraised value and the future appraised fair market lease rates for the aircraft underlying the EETC and any sale of an aircraft pursuant to the terms of the EETC Restructuring Agreements and the financial performance of the Company. For example, the Class C EETCs were originally scheduled to be paid first, followed by the Class B EETCs and then the Class A EETCs. Following a triggering event caused by the Company’s bankruptcy filing and the adjustments to payments as a result of appraised values of the EETC aircraft, it is now expected that on an average life basis, the Class A EETCs will generally be paid first, followed by the Class B EETCs and then the Class C EETCs. Total yield on the EETCs will be affected by the changes in timing of their payments.

          Under the terms of the EETC Restructuring Agreements, once the EETCs from any of the EETC transactions are paid in full, any remaining balances on the related underlying equipment notes will be forgiven.

          The EETC Restructuring Agreements provide that, for the leased aircraft underlying the EETCs, lease payments will continue following payment or forgiveness of the related underlying equipment notes. This so called “equity rent” is paid to the owner trust and distributed to the owner participant. Equity rent provides an economic return to the owner participants based on their original investment in the aircraft, in addition to the residual value of the aircraft and any tax benefits related to ownership. Prior to their restructuring, the EETC transactions had provided for periodic payments of equity rents over the term of the leases of the aircraft underlying the EETCs. Pursuant to the EETC Restructuring Agreements, all equity rents are delayed until payment of the related underlying equipment notes, or their forgiveness following payment of the EETCs. Pursuant to the OP Term Sheet, adjusted rent schedules providing equity rents and lease extensions were negotiated with respect to several leased aircraft in the EETC transactions. The lease agreements relating to those aircraft were filed with the Bankruptcy Court in connection with Stipulations under Section 1110(b) of the Bankruptcy Code as to such aircraft.

          In addition, pursuant to the EETC Restructuring Agreements, Atlas has entered into airframe and engine maintenance agreements applicable to the aircraft underlying the EETCs.

          Concurrent with the consummation of the Revolving Credit Facility and related events described above, certain amendments to the Company’s EETC agreements, as described in the Company’s Second Amended Disclosure Statement Under 11 U.S.C. §1125 in Support of the Debtors’ Plan of Reorganization, automatically took effect on November 30, 2004.

     2000 EETCs

          In April 2000, Atlas completed an offering of $217.3 million of Enhanced Equipment Trust Certificates (“2000 EETCs”). The cash proceeds from the 2000 EETCs were used to finance (through two leveraged lease transactions) two new 747-400 freighter aircraft which were delivered to Atlas during the second quarter of 2000. Subsequent to the financing, Atlas completed a sale-leaseback transaction on both aircraft and issued a guarantee to the owner participant of one of the aircraft. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 8.71% to 9.70%, with a weighted average interest rate of 8.93% payable monthly as of December 31, 2004, and previously payable semi-annually.

          In July 2003, Atlas defaulted on the lease payments with respect to an aircraft leased in the 2000 EETC transaction, tail number N409MC (“N409MC”), and, as a result, the owner participant for such aircraft liquidated collateral that secured its owner participant interest. This collateral consisted of a $22.6 million guaranteed investment contract and a $15.4 million letter of credit. The letter of credit was issued by DVB Bank AG (“DVB”) and guaranteed by Atlas, resulting in DVB becoming the new owner participant when it was drawn and funded to the original owner participant.

          During the Company’s Chapter 11 Cases, various disputes arose between Atlas and DVB concerning the claim asserted by DVB for reimbursement of the amounts DVB paid under the letter of credit (the “DVB Claim”)

and the contemplated restructuring of the obligations related to N409MC. These disputes ultimately resulted in the commencement of legal proceedings involving Atlas and DVB.

          Shortly after confirmation of the Plan of Reorganization, Atlas and DVB reached a settlement of their pending disputes, which settlement was memorialized in the Binding Term Sheet Agreement Regarding Atlas B747-400F Aircraft N409MC (the “DVB Term Sheet”). This compromise paved the way for the contemplated restructuring of the 2000 EETC Transaction. The Bankruptcy Court entered an order approving the compromise embodied in the DVB Term Sheet on August 16, 2004. The Company accounted for such settlement on the Effective Date. The following is a summary of the material terms of the DVB Term Sheet, all of which have been consummated by the parties:

a.

DVB sold its owner participant interest (the “OP Interest”) in N409MC to Atlas pursuant to the terms and conditions outlined in the DVB Term Sheet. The purchase price for the OP Interest was $11.5 million, consisting of a $9 million unsecured promissory note (the “409 OP Note”) plus 200,000 shares of New Common Stock. The principal amount of the 409 OP Note is payable in equal quarterly installments commencing on October 2, 2004, with the final installment due on July 2, 2011. The 409 OP Note bears interest on the principal amount at an annual rate equal to the 3-month LIBOR rate plus 475 basis points, and will be adjusted quarterly in accordance with the 3-month LIBOR rate in effect on each interest determination date. The 409 OP Note is guaranteed by Holdings and Polar;

b.	DVB, Atlas, and certain third parties dismissed the legal proceedings that were pending among them;

c.

Atlas released DVB from any claims it might have for the period before the closing of the purchase of the OP Interest (the “OP Closing”). DVB and Atlas released any claims (including tax indemnity claims) they may have against each other, their respective officers, directors, employees, attorneys, and representatives arising out of or in connection with (i) the purchase transaction other than the payment obligations evidenced by the OP Note and any sales or transfer taxes, which shall be Atlas’s responsibility; (ii) any prior Atlas payment default; and (iii) any prior acts or omissions of Atlas or DVB or their respective officers, directors, employees, attorneys, and representatives; and

d.

DVB was allowed a general unsecured claim under the Plan of Reorganization in the amount of $16,802,557.42 on account of the DVB Claim, which represents approximately 444,690 shares of New Common Stock.

          The table below summarizes the fair market value of the obligations recorded for the aircraft at July 27, 2004

Aircraft Tail Number	Description	Fair Value of the Debt and stock at Date of Modification

N409MC	EETC Note A	$51,528
	EETC Note B	7,833
	EETC Note C	2,147
	409 OP Note	9,000
	New Common stock	8,104

	Total	$78,612

          In connection with this financing, the Company has a blended effective interest rate of 11.31% and 14.86% as of December 31, 2004 and 2003, respectively, payable monthly. According to the terms of the equipment notes, principal payments vary and are payable through 2021.

          As contemplated under the DVB Term Sheet, holders of the majority of Senior Notes purchased the 409 OP Note and the 200,000 shares from DVB for $9,000,000 in cash. This sale of the 409 OP Note and the shares to third parties was concluded as part of the transactions that closed at the OP Closing.

     1999 EETCs

          In 1999, Atlas completed an offering of Enhanced Equipment Trust Certificates (“1999 EETCs”). As of December 31, 2004 the outstanding balance of the 1999 EETCs relate to two owned Boeing 747-400F aircraft numbers N495MC and N496MC. As of December 31, 2003, the outstanding balance of the 1999 EETCs relate to one owned Boeing 747-400F aircraft number N495MC. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 6.88% to 8.77%, with a weighted average interest rate of 7.52% and 7.43% payable monthly as of December 31, 2004, and previously payable semi-annually.

          The owner participant with respect to one of the aircraft leased in the 1999 EETC transaction (tail number N496MC) liquidated the $26.0 million guaranteed investment contact that was collateral for the financing in August 2003. Subsequently, on January 30, 2004 the owner participant transferred its owner participant interest to Bankers Commercial Corporation (“BCC”). At the same time, Atlas acquired an option (which was subsequently exercised in August, 2004) to purchase the owner participant interest from BCC at any time prior to December 31, 2007, subject to earlier termination. In connection with that option transaction, BCC agreed to support and consent to the restructuring contemplated by the EETC Restructuring Agreement relating to the 1999 EETC transaction and incorporated by reference certain provisions of the OP Term Sheet. The changes to the owner participant described above resulted in Atlas effectively acquiring the aircraft on January 30, 2004 with the asset and related liabilities being recorded on the balance sheet at their respective fair values. In connection with this financing, the Company has a blended effective interest rate of 13.94%. According to the terms of the equipment notes, principal payments vary and are payable monthly through 2020. The table below summarizes the fair market value of the obligations recorded for the aircraft at January 30, 2004:

Aircraft Tail Number	Description	Fair Value of the Debt at Date of Modification

N496MC	EETC Note A	$50,054
	EETC Note B	9,429
	EETC Note C	5,562

	Total	$65,045

     1998 EETCs

          In 1998, Atlas completed an offering of Enhanced Equipment Trust Certificates (the “1998 EETCs”). As of December 31, 2004 the outstanding balance of the 1998 EETCs relates to three owned B747-400F aircraft numbers N491MC, N493MC and N494MC. As of December 31, 2003, the outstanding balance of the 1998 EETCs relates to one owned B747-400F aircraft number N494MC. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 7.38% to 8.01%, with a weighted average interest rate of 7.54% and 7.48% payable monthly as of December 31, 2004, and previously payable semi-annually.

          Pursuant to the Plan of Reorganization, as of January 30, 2004, FINOVA Capital Corporation (“FINOVA”), the owner participant with respect to two leased aircraft in the 1998 EETC transaction, sold its owner participant interests in such aircraft to Atlas for $5.0 million each, payable in installments over a ten year term commencing in 2007, (the “491 and 493 OP Notes”). In connection with this transaction, FINOVA agreed to support and consent to the restructuring contemplated by the EETC Restructuring Agreement relating to the 1998 EETC transaction (relating to aircraft tail numbers N491MC and NM493MC). The changes to the owner participant described above resulted in both aircraft being effectively acquired by Atlas on January 30, 2004 with the asset and related liabilities being recorded on the balance sheet at their respective fair values. The Company has a blended effective interest rate of 13.89% for aircraft tail number N491MC and according to the terms of the equipment notes, principal payments vary and are payable monthly through 2020. The Company has a blended effective interest rate of 13.72% for aircraft tail number N493MC and according to the terms of the equipment notes, principal payments vary and are payable monthly through 2019.

          The table below summarizes the fair market value of the obligations recorded for both aircraft at January 30, 2004

Aircraft Tail Number	Description	Fair Value of the Debt at Date of Modification

N491MC	EETC Note A	$49,465
	EETC Note B	10,195
	EETC Note C	5,625
	491 OP Note	5,000

	Total	$70,285

N493MC	EETC Note A	$49,626
	EETC Note B	10,200
	EETC Note C	4,706
	493 OP Note	5,000

	Total	$69,532

     Capital Leases

          Capital lease obligations with an aggregate net present value of $36.7 million and $52.3 million were outstanding at December 31, 2004 and 2003, respectively. The weighted average interest rate as of December 31, 2004 and 2003 is 7.16% and 20.57%, respectively. The effective interest rate was reset in conjunction with the fair value exercise required by fresh-start accounting. Payments are due monthly through 2009. The underlying assets related to capital lease obligations as of December 31, 2004 were three aircraft and a flight simulator. The aircraft tail numbers are N508MC, N516MC, and N920FT. During the year ended December 31, 2004, N924FT and N518MC were rejected in bankruptcy. During 2004, the capital leases for tail numbers N508MC and N516MC were amended. The underlying assets related to capital lease obligations as of December 31, 2003 were five aircraft and a flight simulator. The aircraft tail numbers are N508MC, N516MC, N518MC, N920FT and N924FT.

     Other Debt

          Other debt consists of various term loans aggregating $22.0 million and $47.8 million as of December 31, 2004 and 2003, respectively. The weighted average interest rate for the term loans as of December 31, 2004 and 2003 is 5.95% and 7.46%, respectively. Other debt was comprised of the 409, 491 and 493 OP Notes totaling $18.7 million and $3.3 million represents the amount outstanding on aircraft tail number N537MC. During the year ended December 31, 2004, aircraft tail numbers N535MC and N354MC were rejected in the Chapter 11 Cases. Other debt was secured separately by aircraft tail numbers N535MC, N354MC and N537MC at December 31, 2003. The debt secured by tail number N537MC was amended on March 20, 2003 to extend the loan term to June 30, 2006. All previous defaults on the loan were waived at such time. Both Atlas and Polar signed guaranty agreements on July 27, 2004 for the 409 OP Note.

     DIP Financing Facility

          With respect to financing following the Bankruptcy Petition Date, the Company had obtained $50.0 million of DIP financing from CIT Group/Business Credit, Inc. and Abelco Finance LLC, an affiliate of Cerberus Capital Management, LLP (together, the “DIP Lenders”). The DIP financing facility was structured as an $18.0 million term loan facility and a $32.0 million revolving credit facility. The Company borrowed the $18.0 million term loan but did not draw down under the $32.0 million revolver. The term loan had a maturity date of the earlier of September 25, 2005 or the confirmation of the Plan of Reorganization and to the extent amounts were drawn upon bore interest at the rate of the higher of either (i) the DIP Lenders prime rate plus 6.5%, or (ii) 10.5%. The revolver had a maturity date of the earlier of September 25, 2005 or the confirmation of the Plan of Reorganization and to the extent amounts were drawn upon as (a) a prime borrowing bore interest at the rate of the higher of either (i) the DIP Lenders prime rate plus 2.25%, or (ii) 6.25%, or (b) a LIBOR borrowing bore interest at the rate of the higher of either (i) LIBOR plus 3.75%, or (ii) 5.75%. The Company paid fees of $2.5 million in connection with the draw against the term loan.

          The term loan was repaid and the commitments under the DIP financing facility were terminated on July 27, 2004.

     Revolving Credit Facility

          On November 30, 2004, the Company entered into the Revolving Credit Facility. The Revolving Credit Facility provides the Borrowers with revolving loans of up to $60 million in the aggregate, including up to $10 million of letter of credit accommodations. Availability under the Revolving Credit Facility will be based on a borrowing base, which will be calculated as a percentage of certain eligible accounts receivable. The Revolving Credit Facility has an initial four-year term after which the parties can agree to enter into additional one-year renewal periods.

          Borrowings under the Revolving Credit Facility bear interest at varying rates based on either the prime rate of Wachovia Bank, National Association (the “Prime Rate”), or the rate of deposits of US dollars in the London interbank market (the “Adjusted Eurodollar Rate”). Interest on outstanding borrowings is determined by adding a margin to either the Prime Rate or the Adjusted Eurodollar Rate, as applicable, in effect at the interest calculation date. The margins are arranged in three pricing levels, based on the availability under the Revolving Credit Facility, that range from .25% below to .75% above the Prime Rate and 1.75% to 2.75% above the Adjusted Eurodollar Rate.

          The obligations under the Revolving Credit Facility are secured by each Borrower’s and Guarantor’s present and future assets and all products and proceeds thereof other than (i) real property, (ii) aircraft, flight simulators, spare aircraft engines and related assets that are subject to security interests of other creditors and (iii) some or all of the capital stock of certain of Holdings’ subsidiaries.

          The Revolving Credit Facility contains usual and customary covenants for transactions of this kind. At December 31, 2004, the Company had $19.0 million available for borrowing under the Revolving Credit Facility. No borrowings have been incurred through December 31, 2004.

          The following table summarizes the contractual maturities of the Company’s debt obligations reflecting the terms that were in effect as of December 31, 2004:

Years Ending December 31,
2005	$36,084
2006	44,744
2007	52,451
2008	67,320
2009	88,036
Thereafter	350,434

$639,069

11. Leases

          The Chapter 11 Cases resulted in new agreements with most of the Company’s aircraft lessors. In certain cases, such negotiations led to the extension of the lease term and in others the lease term remained the same. In most cases, the revised terms reduced the total future obligation under the lease, in some cases substantially. (See Notes 2 and 3 above.)

          Under SFAS 13 “Accounting for Leases”, the Company undertook the required re-evaluation as to whether such amended agreements resulted in a change in classification of the lease. For five leases involving B747-200 aircraft, the revised agreements resulted in a change in classification from operating to capital leases. With respect to these five leases, the related fair value of the aircraft and effective interest rate of the capital lease obligation are as follows at December 31, 2003

	Tail No.	Estimated Fair Value of the Aircraft at Date of Modification	Effective Interest Rate On Obligation

Atlas Air, Inc.
	N508MC	$10,900	19.89%
	N516MC	11,930	16.97%
	N518MC	15,310	37.40%

Polar Air Cargo, Inc
	N920FT	11,440	18.76%
	N924FT	10,960	20.37%

		$60,540

          The effective interest rates on the obligations are the rates required to reduce the future lease payments, on a present value basis, to the fair value of the aircraft at the date the lease was renegotiated. Such rates were in excess of those that might have otherwise been available to the Company for other secured borrowings. During the Bankruptcy, the Company rejected the leases for N518MC and N924FT.

     Aircraft/Real Estate Capital and Operating Leases

          The following table summarizes rental expenses for leases in each of the periods ended:

	Successor	Predecessor

	For the Period July 28, 2004 Through December 31, 2004	For the Period January 1, 2004 Through July 27, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002

Aircraft rent	$60,151	$81,886	$183,329	$213,310
Office, vehicles and other	$7,207	$10,043	$14,864	$13,620

          During 2003 and as more fully described in Note 2 above, as part of a comprehensive restructuring of the Company’s debt and lease obligations, the Company initiated a moratorium on substantially all of its debt and lease payments. As provided under Section 365 of the Bankruptcy Code, the Company was allowed to assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions.

          As previously noted, the Company has accounted for the revised lease agreements upon reaching a binding term sheet, not withstanding the fact that certain of these revised agreements only became legally binding upon the effective date or, in certain cases, subsequent thereto.

          At December 31, 2004, eighteen of the forty-three operating aircraft of the Company were leased, of which three were capitalized leases and fifteen were operating leases with initial lease term expiration dates ranging from 2009 to 2025.

          The following table summarizes the minimum annual rental commitments as of the periods indicated under capital leases and non-cancelable aircraft, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of December 31, 2004:

	Capital Leases	Aircraft Operating Leases	Other Operating Leases	Total Leases

Years Ending December 31,
2005	$8,615	$139,809	$7,482	$155,906
2006	8,850	128,052	5,644	142,546
2007	9,000	128,052	4,810	141,862
2008	9,000	143,277	4,578	156,855
2009	8,000	145,499	4,345	157,844
Thereafter	—	1,902,501	8,956	1,911,457

Total minimum lease payments	43,465	$2,587,190	$35,815	$2,666,470

Less amounts representing interest	6,748

Present value of future minimum capital lease payments	$36,717

          At December 31, 2003, and 2002, net gains on sale-leaseback transactions were $170.4 million, and $222.3 million, respectively, including $10.7 million and $12.5 million for three engines which were sold and leased back in 2002. These gains have been deferred and are being amortized over the term of the operating leases. Such amounts were eliminated at July 27, 2004 as part of the recording of assets and liabilities to fair value as required by fresh-start accounting.

          Amortization recorded for the periods July 28, 2004 through December 31, 2004 and January 1, 2004 through July 27, 2004 was zero and $4.3 million and for the years ended December 31, 2003, and 2002 was $12.4 million and $16.1 million, respectively.

          The effective interest rates on the capitalized leases for aircraft tail numbers N508MC, N516MC, and N920FT, was 7.16% at December 31, 2004. The rates were reset to fair value on July 28, 2004 due to fresh-start accounting.

          In addition to the above commitments, the Company leases engines under short-term lease agreements on an as needed basis.

          Certain leases described above contain renewal options.

12. Related Party Transactions

          All of the non-employee directors of the Company, namely Brian H. Rowe, Lawrence W. Clarkson, Richard A. Galbraith, Joseph J. Steuert, Stephen A. Greene, John S. Blue and Linda Chowdry, who served on the Company’s Board prior to July 27, 2004, resigned from the Board at or prior to the Effective Date. The Company was party to two separate consulting agreements with Joseph J Steuert, one of these former directors who is chairman and chief executive officer of The Transportation Group, an investment bank focused on the aviation industry. Effective March 1, 2003, the Company entered into a consultancy agreement (“First Agreement”), whereby the director agreed to provide the Company with consultancy services in connection with the restructuring of financial obligations with its debt holders and aircraft lessors. Pursuant to the terms of the First Agreement, the Company was required to pay a monthly fee of $95,000, as well as a success fee in the amount not less than $500,000 nor more than $800,000, which amount was determined at the sole discretion of the Company’s Board of Directors. The First Agreement had a four-month term and was automatically renewable for additional one-month terms unless either party provided notice of non-renewal of the First Agreement by the 20th day of the preceding month. The Company incurred consulting fees and expenses to this director of zero for the period July 28, through December 31, 2004, $0.8 million for the period January 1 through July 27, 2004, and $1.0 million, for the year ended December 31, 2003. The agreement was rejected in Chapter 11 Cases and the Company is no longer subject to the agreement or the agreement’s automatic renewal.

          Effective October 1, 2003, the Company entered into a second consultancy agreement (“Second Agreement”), whereby Mr. Steuert agreed to provide the Company with consultancy services in connection with the arrangement of investments in the Company’s equity or convertible debt securities (collectively, “Equity Investment”) in conjunction with the restructuring of its debt and lease obligations. Pursuant to the terms of the Second Agreement, the Company was required to pay a success fee of 0.75% of the funded amount of each consummated Equity Investment regardless of whether the investors for the Equity Investments were introduced by the director to the transaction. The Second Agreement had an initial term expiring upon the later of February 1, 2004 or the date of confirmation of the Company’s Plan of Reorganization. The Second Agreement was terminated on January 29, 2004 and the Company did not incur any consulting fees under the Second Agreement.

          Another former director of the Company, Stephen A. Greene, is a partner in a law firm, Cahill, Gordon and Reindel, that acted as outside counsel to the Company. The Company paid legal fees and expenses to this law firm of $3.0 million for the period July 28, through December 31, 2004, $1.9 million for the period January 1 through July 27, 2004, and $4.6 million, and $2.1 million for the years ended December 31, 2003 and 2002, respectively.

          Effective July 27, 2004, the Company elected a new Board of Directors. The new Board includes James S. Gilmore III, a non-employee director of the Company, who is a partner at the law firm of Kelley Drye & Warren, LLP, current outside counsel to the Company, and Robert F. Agnew, also a non-employee director of the Company, who is an executive officer of Morten Beyer & Agnew, a consulting firm with which the Company transacts business. The Company paid legal fees to the firm of Kelley Drye & Warren, LLP of $2.7 million for the period July 28 through December 31, 2004 and $1.2 million for the period January 1 through July 27, 2004, and fees and expenses to Morten Beyer & Agnew, of $0.1 million for the period July 28 through December 31, 2004 and zero for the period January 1 through July 27, 2004. At December 31, 2004, the Company had a payable balance of $1.0 million, which is included in accrued liabilities on the consolidated balance sheet. Neither Mr. Gilmore nor Mr. Agnew serves on the Audit and Governance Committee of the Board of Directors. The Company incurred directors fees relating to these directors of $0.1 million for the period July 28, through December 31, 2004, and zero for the period January 1 through July 27, 2004.

          The Company dry leased three owned aircraft as of December 31, 2004 and two owned and one leased aircraft as of December 31, 2003 to a company in which we own a minority investment. The investment is accounted for under the equity method. The leases have terms that mature at various dates through July of 2007 and contain options for renewal by the lessor. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for these aircraft was $19.0 million for the period July 28, through December 31, 2004 and $24.8 million for the period January 1 through July 27, 2004, and $37.1 million, and $8.0 million for the years ended December 31, 2003, and 2002, respectively. Sublease income for the leased aircraft included as a reduction to lease expense was $4.4 million for the period July 28, 2004 through December 31, 2004, $5.8 million for the period January 1, 2004 through July 27, 2004, and $14.7 million for the year ended December 31, 2003. There was no related party sublease income in 2002.

          Sankaty Financing Partners, LLC, which will likely be a holder of more than five percent of our New Common Stock following the issuance of the 20,000,000 shares to be issued under the Plan of Reorganization, is affiliated with a lender under our Aircraft Credit Facility and our AFL III Credit Facility.

13. Income Taxes

          The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

          The significant components of the provision for (benefit from) income taxes are as follows (in thousands):

	Successor	Predecessor

	For the Period July 28, 2004 Through December 31, 2004	For the Period January 1, 2004 Through July 27, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002

Current:
Federal	$336	$9,368	$—	$—
State and local	262	1,116	—	—

Total current expense	598	10,484	—	—

Deferred:
Federal	16,087	—	—	—
State and local	1,419	—	—	—

Total deferred expense	17,506	—	—	—

Total income tax expense	$18,104	$10,484	$—	$—

          A reconciliation of differences between the U.S. federal statutory income tax rate and the effective income tax rates for the periods as defined below is as follows:

	Successor	Predecessor

	For the Period July 28, 2004 Through December 31, 2004	For the Period January 1, 2004 Through July 27, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002

U.S. federal statutory tax (benefit)/expense rate	35.0%	35.0%	(35.0)%	(35.0)%
State and local taxes, net of federal benefit	2.8%	7.4%	—	—
Change in valuation allowance	—	(116.3)%	23.0%	33.3%
Adjustment from prior years’ amended tax returns	—	—	9.9%	—
Foreign loss for which no tax benefit was provided	—	—	1.9%	—
Reorganization Items	3.5%	74.4%	—	—
Book expenses not deductible for tax purposes	2.2%	2.4%	0.2%	1.7%
Tax liabilities accrued	—	24.0%	—	—
Other	0.9%	0.2%	—	—

Effective Tax Rate	44.4%	27.1%	0.0%	0.0%

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets/(liabilities) as of December 31, 2004 (Successor Company) and December 31, 2003 (Predecessor Company) are as follows (in thousands):

	2004	2003

Deferred tax assets:
Net operating loss carry forwards	$203,007	$199,537
Deferred lease financing gains and losses	—	59,627
Aircraft leases	29,381	—
Reserves on accounts receivable and inventory	6,714	8,507
Maintenance	10,171	22,000
Accrued expenses and liabilities	4,779	4,226
Other	4,856	—

Total deferred tax assets	258,908	293,897
Less: Valuation allowance	(52,275)	(97,511)

Net deferred tax assets	206,633	196,386

Deferred tax liabilities:
Effects of discharge of indebtedness	$(118,066)	$—
Fixed assets	(68,893)	(181,603)
Intangible assets	(22,443)	(14,783)
Fresh-start adjustments to indebtedness	(9,110)	—
Equity investments	(5,040)	—

Total deferred tax liabilities	(223,552)	(196,386)

Net deferred tax (liabilities)/assets	$(16,919)	$—

          In accordance with SOP 90-7, subsequent to emergence from Chapter 11, any benefit realized from the reduction of the pre-emergence valuation allowance shall generally be recorded as a decrease to intangible assets, not as income to the Company. In the period July 28, 2004 through December 31, 2004, approximately $0.6 million of valuation allowance was reversed to intangible assets.

          In connection with the reorganization, the Company realized income from the cancellation of certain indebtedness. This income will not be taxable pursuant to section 108 of the Internal Revenue Code (the “Code”). However, the Company will be required (as of the beginning of its 2005 taxable year) to reduce certain tax attributes of the Company, potentially including net operating loss carryforwards (“NOLs”) and the tax basis in certain assets. At this time, management believes that from a regular federal income tax perspective NOLs are the principal tax attribute that will be reduced. Upon adoption of fresh-start reporting, the Company established a deferred tax liability to account for the cancellation of indebtedness resulting from the reorganization until such time as a determination is made as to the specific effects of the cancellation of indebtedness income.

          As of December 31, 2004, the Company has federal income tax NOLs of approximately $572 million (prior to the effects of the cancellation of indebtedness), which will expire from 2021 to 2024. Following the reduction of NOLs for the cancellation of indebtedness, it is currently estimated the Company will have approximately $243 million of NOLs remaining. The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Code. Accordingly, the use of any of the Company’s NOLs generated prior to the ownership change will be subject to an overall annual limitation.

          The Company’s management assesses whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of December 31, 2004, Management believes that it is not more likely than not that approximately $52.3 million of deferred tax assets will be realized, and therefore, a valuation allowance in that amount has been provided. The Company had a valuation allowance at December 31, 2003 of approximately $97.5 million. Accordingly, from December 31, 2003 to December 31, 2004, the valuation allowance decreased by approximately $45.2 million due to additional deferred tax liabilities recorded during the period which reverse within the NOL carryforward.

          The Company has been subject to an ongoing IRS examination of its 2001 federal consolidated income tax return, as well as other non-income tax related matters. This IRS exam and the related IRS Claims are discussed in Note 3.

          As of December 31, 2004, the Company has approximately $0.4 million of AMT credits.

          The earnings associated with certain of the Company’s investments in its foreign subsidiaries are considered as indefinitely invested. Therefore, no provision for U.S. Federal income taxes on those earnings or translation adjustments have been provided.

14. Financial Instruments and Risk Management

          The Company maintains cash and cash equivalents with various high-quality financial institutions or in short-term duration high-quality debt securities. The carrying value for cash and cash equivalents, restricted funds held in trust, trade receivables and payables approximates their fair value.

          The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt which is not actively traded, fair values were estimated by reference to the discount related to the traded debt with consideration given to the fair value of the underlying collateral.

          At December 31, the fair values of the Company’s debt instruments are as follows:

	2004		2003

	Fair Value	Carrying Value	Fair Value	Carrying Value

Aircraft Credit Facility	36,477	35,024	$31,812	$43,578
AFL III Credit Facility	142,150	138,254	125,399	162,856
9 1/4% Senior Notes due 2008	—	—	56,476	152,886
9 3/8% Senior Notes due 2006	—	—	54,669	147,000
10 3/4% Senior Notes due 2005	—	—	51,292	137,475
2000 EETCs	76,891	71,571	43,857	59,916
1999 EETCs	143,604	135,018	61,576	87,258
1998 EETCs	208,892	200,530	57,098	73,470
Other	21,954	21,954	35,942	47,849

          In September 1997, Atlas entered into an interest rate swap agreement to manage interest costs associated with changing interest rates. The notional amount of the interest rate swap at inception was $210.0 million, decreasing over a term of eight years. The Company paid a fixed interest rate of 5.72%, increasing 0.25% annually, and received a floating interest rate based on the three-month London Interbank Offered Rate (LIBOR), whereby the net interest settled quarterly. During 2003, the Company terminated the interest rate swap agreement and has recorded liabilities of $4.4 million at December 31, 2003, which is included as a component of Other liabilities on the consolidated balance sheet. The liability was discharged in Chapter 11 Cases.

15. Segment Reporting

          The Company has four reportable segments: Scheduled Service, ACMI contract, AMC Charter and Charter Service. All reportable segments are engaged in the business of transporting air cargo, but have different operating and economic characteristics which are separately reviewed by the Company’s management. The Company evaluates performance and allocates resources to its segments based upon pre-tax income (loss), excluding pre-petition and post emergence costs and related professional fees, unallocated corporate and other, and reorganization items (“Fully Allocated Contribution” or “FAC”). Management views FAC as the best measure to analyze the profitability and contribution to net income or loss of the Company’s individual segments. The table provided at the end of this note shows FAC by segment and reconciles it to income (loss) before income taxes and cumulative effect of accounting change. Management allocates the cost of operating aircraft between segments on an average cost per aircraft basis.

          The Scheduled Service segment involves time definite airport-to-airport scheduled airfreight and available on-forwarding services provided primarily to freight forwarding customers. In transporting cargo in this way, the Company carries all of the commercial revenue risk (yields and cargo loads) and bears all of the direct costs of operation, including fuel. Distribution costs include direct sales costs through the Company’s own sales force and through commissions paid to general sales agents. Commission rates are typically between 2.5% and 5% of commissionable revenue sold. Scheduled Service is highly seasonal, with peak demand coinciding with the retail holiday season, which traditionally begins in September and lasts through mid December.

          The ACMI segment involves the provision of aircraft, crew, maintenance and insurance services whereby customers receive the use of an aircraft and crew in exchange for, in most cases, a guaranteed monthly level of operation at a predetermined rate for defined periods of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel.

          The AMC Charter segment involves providing full-planeload charter flights to the U.S. Military through the AMC. The AMC Charter business is similar to the commercial charter business in that the Company is responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel used during AMC flights is fixed by the military. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October through September each year. The AMC buys capacity on a fixed basis annually and on an ad hoc basis continuously. The Company competes for this business through a teaming arrangement devised for the allocation of AMC flying among competing carriers. There are two groups of carriers or teams that compete for the business. The Company is a member of the team led by FedEx Corporation (“FedEx”). The Company pays a commission to FedEx based upon the revenues it receives under such contracts.

          The Charter Service segment involves providing full-planeload airfreight capacity on one or multiple flights to freight forwarders, airlines and other air cargo customers. Charters typically are contracted in advance of the flight and the Company bears the direct operating costs (except as otherwise defined in the charter contracts).

          Other revenue includes dry lease income and other incidental revenue, including risk sharing wet lease arrangements, not allocated to any of the four segments described above.

          Since assets are readily moved and are often shared, the Company does not report information about identifiable assets or capital expenditures at the segment level. Similarly it is impracticable to report revenue by geographic region for segments other than scheduled service. Depreciation is allocated to each segment based on aircraft utilization during the periods reported.

          The following table sets forth revenues, FAC, operating income (loss) and income (loss) before income taxes for the Company’s four reportable segments:

	Successor	Predecessor

	For the Period July 28, 2004 Through December 31, 2004	For the Period January 1, 2004 Through July 27, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002

Revenues:
Scheduled Service	$296,823	$343,605	$524,018	$348,231
ACMI contracts	182,322	194,332	305,475	358,077
AMC charter	126,235	156,260	430,287	231,350
Charter service	53,325	15,812	86,592	145,235
All other	20,589	25,358	37,279	95,202

Total operating revenues	679,294	735,367	1,383,651	1,178,095

FAC:
Scheduled service	(11,069)	(63,148)	(92,575)	(15,460)
ACMI contracts	16,820	(13,391)	(25,143)	(25,808)
AMC charter	16,382	14,824	64,913	20,041
Charter service	9,202	(2,984)	3,135	2,309

Total FAC	31,335	(64,699)	(49,670)	(18,918)
Unallocated corporate and other	13,585	2,461	(6,938)	(79,451)
Pre-petition and post-emergence costs and related professional fees	(4,106)	(11,545)	(44,382)	—
Interest income	(917)	(572)	(3,724)	(10,335)
Interest expense	30,582	50,222	97,328	82,757
Other, net	(3,504)	1,434	1,457	1,793

Operating income (loss)	66,975	(22,699)	(5,929)	(24,154)

Interest income	(917)	(572)	(3,724)	(10,335)
Interest expense	30,582	50,222	97,328	82,757
Other, net	(3,504)	1,434	1,457	1,793
Reorganization items, net	—	(112,513)	—	—

Income (loss) before income taxes and cumulative effect of accounting change	$40,814	$38,730	$(100,990)	$(98,369)

	Successor	Predecessor

	For the Period July 28, 2004 Through December 31, 2004	For the Period January 1, 2004 Through July 27, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002

Depreciation expense:
Scheduled Service	$5,452	$6,420	$5,625	$3,926
ACMI contract	10,150	12,230	14,798	15,977
AMC charter	6,054	8,994	15,328	7,682
Commercial charter	1,656	910	2,860	4,707
Unallocated	2,145	4,955	21,528	22,113

Total depreciation	$25,457	$33,510	$60,138	$54,404

Scheduled Service revenue by geographic region:
Asia	$164,607	$160,448	$250,258	$160,666
Europe	45,764	63,522	98,102	52,749
Japan	29,025	34,526	47,851	41,357
South America	15,610	21,708	29,967	19,248
Other	41,817	63,400	95,840	74,211

Total Scheduled Service revenue	$296,823	$343,605	$524,018	$348,231

          The Company attributes operating revenue by geographic region based upon the origin of each flight segment.

16. Commitments and Contingencies

Aircraft Purchase Commitments

          Under the terms of the October 2000 purchase agreement between Boeing and Atlas one remaining Boeing 747-400 freighter aircraft was to be delivered to the Company in October 2003. In February 2003, Atlas and Boeing reached a Supplemental Agreement (the “Supplemental Agreement”) to defer the delivery date of the remaining aircraft until October 2006. As part of the Supplemental Agreement, approximately $2.9 million of purchase deposits on this aircraft were applied as a slide fee for deferring the delivery and expensed in 2003. The remaining $0.5 million of purchase deposits made as of December 31, 2003 were to be applied to a new deferred advance payment schedule on the aircraft. The Company has rejected the agreement with Boeing with respect to delivery of the aircraft and has restructured its financial arrangement on remaining deposits for future services. As of December 31, 2004, the balance of the credit for future services was $2.0 million. As of December 31, 2004, the Company has no aircraft purchase commitments.

Guarantees and Indemnifications

     General

          In the ordinary course of business, the Company enters into numerous real estate leasing and equipment and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, the Company typically indemnifies the lessors, and any financing parties against tort liabilities that arise out of the use, occupancy, manufacture, design, operation or maintenance of the leased premises or financed aircraft, regardless of whether these liabilities (or taxes) relate to the negligence of the indemnified parties. Currently, the Company believes that any future payments required under these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). Additionally, certain leased premises such as maintenance and storage facilities include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premise. The Company also provides standard indemnification agreements to officers and directors in the ordinary course of business.

     Financings and Guarantees

          The Company’s loan agreements and other LIBOR-based financing transactions (including certain leveraged aircraft leases) generally obligate the Company to reimburse the applicable lender for incremental increased costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with, or credit extended by such lender related to the loan, (ii) any tax, duty, or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, the Company’s loan agreements, derivative transactions and other financing arrangements typically contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.

          These increased costs and withholding tax provisions continue for the entire term of the applicable transaction, and there is no limitation in the maximum additional amount the Company could be required to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default, and, in a secured financing transaction, would entitle the lender to foreclose upon the collateral to realize the amount due.

     Restricted Cash and Letters of Credit

          The Company had $1.1 million and $4.3 million of restricted cash either pledged under standby letters of credit related to collateral or for certain deposits required in the normal course for items, including, but not limited to, surety and customs bonds, airfield privileges and insurance at December 31, 2004 and 2003, respectively. This amount is included in Deposits and other assets in the consolidated balance sheets. The standby letters of credit expire in 2005 and are renewable on an annual basis.

     Labor

          The Airline Pilots Association (“ALPA”) represents all of the Company’s U.S. crewmembers at both Atlas and Polar. Collectively, these employees represent approximately 54% of the Company’s workforce as of December 31, 2004. Polar’s collective bargaining agreement with ALPA became amendable in May 2003, and the Company cannot accurately predict the outcome of any negotiations with ALPA. Negotiations since July, 2003 have been under the direction of a mediator appointed by the National Mediation Board. Although the Company has never had a work interruption or stoppage and believes its relations with its crewmembers are generally good, the Company is subject to risks of work interruption or stoppage and may incur additional administrative expenses associated with union representation of its employees. If the Company is unable to reach agreement with its crewmembers on the terms of Polar’s collective bargaining agreement, or if Atlas were unable to negotiate future contracts with its crewmembers, the Company may be subject to work interruptions or stoppages.

          In November 2004, in order to increase efficiency and assist in controlling certain costs, the Company initiated steps to combine the ALPA represented bargaining units of Atlas and Polar. Any such combination will be in accordance with the terms and conditions of Atlas’s and Polar’s collective bargaining agreements, which agreements provide for a seniority integration process and the negotiation of a single collective bargaining agreement. Given the Company’s decision to integrate the two crewmember workforces, no negotiation sessions between Polar and ALPA are currently scheduled by the mediator.

     Legal Proceedings

In re: Atlas Air Worldwide Holdings, Inc., Atlas Air, Inc., Polar Air Cargo, Inc., Airline Acquisition Corp. I and Atlas Worldwide Aviation Logistics, Inc.

          As discussed above in Note 2, on the Bankruptcy Petition Date, Holdings, Atlas, Polar and two other wholly owned subsidiaries filed voluntary bankruptcy petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases were jointly administered under the caption “In re Atlas Air Worldwide Holdings, Inc., Atlas Air, Inc., Polar Air Cargo, Inc. Airline Acquisition Corp. I, and Atlas Worldwide Aviation Logistics, Inc., Case No. 04-10792.” As of the Bankruptcy Petition Date, virtually all pending litigation (including most of the actions described below) were stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, was able to take any action to recover on pre-petition claims against the Company. Pursuant to a global settlement that resolved differences between the Atlas and Polar Creditors’ Committees and the Company regarding the Company’s initial Plan of Reorganization filed on April 19, 2004, all litigation between the parties named above was abated pending final documentation of the settlement terms and submission of a revised disclosure statement and the Plan of Reorganization. The requisite creditors having voted in favor of the plan, on July 16, 2004, the Bankruptcy Court entered the Order Confirming the Final Modified Second Amended Joint Plan of Reorganization of the Debtors, and the Company emerged from the bankruptcy proceedings on the Effective Date.

Shareholder Litigation

     Shareholder Derivative Actions

          On October 25, 2002 and November 12, 2002, shareholders of Holdings filed two separate derivative actions on behalf of Holdings against various former officers and former members of the Company’s Board of Directors in the Supreme Court of New York, Westchester County. Both derivative actions charge that members of the Board of Directors violated: (1) their fiduciary duties of loyalty and good faith, (2) generally accepted accounting principles, and (3) the Company’s Audit Committee Charter by failing to implement and maintain an adequate internal accounting control system. Furthermore, the actions allege that a certain named former director breached her fiduciary duties of loyalty and good faith by using material non-public information to sell shares of the Company’s common stock at artificially inflated prices. On February 3, 2004, Holdings provided notice of its January 30, 2004 bankruptcy filing to the court hearing the consolidated action. Because these derivative actions are property of the Company’s estate at the time of filing bankruptcy, all proceedings were stayed during the bankruptcy case. Under the Plan of Reorganization, Holdings became the holder of these claims and will decide whether to pursue some or all of the derivative claims against former officers and directors.

     Securities Class Action Complaints

          Seven putative class action complaints have been filed against Holdings and several of its former officers and former directors in the United States District Court for the Southern District of New York. The seven class actions were filed on behalf of purchasers of the Company’s publicly traded common stock during the period April 18, 2000 through October 15, 2002. These class actions alleged, among other things, that during the time period asserted, Holdings and the individual defendants knowingly issued materially false and misleading statements to the market in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The class actions included claims under the Securities Act of 1933 on behalf of purchasers of common stock issued by Holdings in a September 2000 secondary public offering pursuant to, or traceable to, a prospectus supplement dated September 14, 2000 and filed with the SEC on September 18, 2000 (the “September Secondary Offering”). The complaints sought unspecified compensatory damages and other relief. On May 19, 2003, these seven class actions were consolidated into one proceeding. A lead plaintiff and a lead counsel were appointed by that court.

          Plaintiffs filed a single consolidated amended class action complaint in August 2003 and a second consolidated amended class action complaint in October 2003. The second consolidated amended class action complaint supersedes and replaces all prior complaints, and alleges: (i) violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Holdings and six of its current or former officers or directors on behalf of all persons who purchased or otherwise acquired the common stock of Holdings between April 18, 2000 and October 15, 2002, inclusive, and (ii) violation of Sections 11 and 15 of the Securities Act of 1933 against Holdings, four of its former officers or directors and Morgan Stanley Dean Witter on behalf of all persons who purchased or otherwise acquired Atlas common stock issued in the September Secondary Offering. Each defendant moved to dismiss the second consolidated amended class action complaint on or about December 17, 2003. On February 3, 2004, Holdings notified the court hearing the consolidated action of the Company’s January 30, 2004 bankruptcy filing staying the litigation against Holdings.

          Since confirmation of the Plan of Reorganization, the Bankruptcy Court has entered an order subordinating claims arising from these class action proceedings to general unsecured claims. The Plan of Reorganization provides that subordinated claims receive no distribution.

     SEC Investigation

          On October 17, 2002, the SEC commenced an investigation arising out of the Company’s October 16, 2002 announcement that it would restate its 2000 and 2001 financial statements. In October 2002, the Company’s board of directors appointed a special committee which in turn retained the law firm of Skadden, Arps, Slate,

Meagher & Flom, LLP for the purpose of performing an internal review concerning the restatement issues and assisting Holdings in its cooperation with the SEC investigation. A Formal Order of Investigation was subsequently issued authorizing the SEC to take evidence in connection with its investigation. The SEC has served several subpoenas on Holdings requiring the production of documents and witness testimony, and the Company has been fully cooperating with the SEC throughout the investigation.

          On October 28, 2004, the SEC issued a Wells Notice to Holdings indicating that the SEC staff is considering recommending to the SEC that it bring a civil action against Holdings alleging that it violated certain financial reporting provisions of the federal securities laws from 1999 to 2002. In addition, the SEC has filed one or more proofs of claim in the Chapter 11 Cases. Any recovery on these claims will be in the form of stock distributions to unsecured creditors. Holdings is currently engaging in discussions with the SEC regarding the Wells Notice and the possible resolution of this matter, and will continue to cooperate fully with the SEC in respect of its investigation. (See Note 3.)

          On July 22, 2004, the Company and certain former officers and directors commenced an adversary proceeding in the Bankruptcy Court against Genesis Insurance Company, which was the Company’s directors’ and officers’ insurance carrier until October 2002. The complaint filed in that action addresses various coverage disputes between Genesis and the plaintiffs with respect to the SEC investigation and the class action shareholder litigation described above. While the case remains pending, the parties are engaged in mediation in an attempt to settle this matter.

     Other Litigation

          On August 7, 2001, Atlas sued Southern Air, Inc. and Hernan Galindo in Miami-Dade County Circuit Court seeking damages in excess of $13.0 million. Atlas’ complaint alleged, among other things, that the defendants engaged in unfair competition and conspiracy, and committed tortious interference with Atlas contracts and/ or business relationships with Aerofloral, Inc. Atlas subsequently filed a second amended complaint joining additional defendants James K. Neff, Randall P. Fiorenza, Jay Holdings LLC, and EFF Holdings LLC, on the same legal theories asserted in the original complaint. On November 15, 2002, Southern Air, Inc. filed a bankruptcy petition for relief under Chapter 11 of the Bankruptcy Code, and thus, the lawsuit has been stayed against Southern Air, Inc. The Miami-Dade County Circuit Court, however, denied the other defendants’ motions to dismiss, and all have answered the second amended complaint denying any liability to Atlas. Southern Air, Inc. also filed a counterclaim against Atlas and a third party complaint against Holdings. The counterclaim and third party complaint alleged, among other things, that Atlas and Holdings are alter egos of each other and committed various torts against Southern Air, Inc., including tortious interference with contract and with advantageous business relationships, unfair competition, conspiracy, and other anti-competitive acts in violation of Florida law. The trial court granted Holdings’ motion to dismiss (without prejudice), for lack of personal jurisdiction over Holdings, and also granted Atlas’ motion to dismiss (without prejudice), for failure to state a cause of action. Southern has not, at this time, filed an amended counterclaim or an amended third party claim. Southern has emerged from bankruptcy and reorganized. Should the reorganized Southern file a counterclaim against Atlas which is not dismissed, Atlas is permitted to proceed against Southern in this litigation and set-off any recovery Atlas obtains against Southern against any recovery that may be obtained by Southern against Atlas. In addition, Atlas has filed a third party amended complaint joining the law firm of Greenberg & Traurig, PA and three of its shareholders (the “GT Defendants”) as additional defendants. These claims include tortious interference, aiding and abetting tortious interference, conspiracy, fraud and other related claims. The GT Defendants have moved to dismiss Atlas’ Third Amended Complaint as have the other defendants. Atlas is in the process of preparing opposition memoranda with respect to all of the Defendants’ Motions to Dismiss, which are set for hearing in late July or August 2005.

          To complement its existing Benelux trademark registration and obtain broader geographic protection, Atlas, in late 2003, filed an application to register its name and logo with the European Union. The application was recently opposed by Atlas Transport GmbH, a German-based surface transportation company that has an EU trademark registration dating back to 1997. Atlas Transport has also advised the Company that it may seek a preliminary injunction against the Company’s continued use of the Atlas name in the EU. The Company has filed a protective letter with the German courts, asserting its prior and continuing use of the Atlas name on flights to and from Germany.

          ALPA filed a labor grievance against Polar challenging the permissibility under the Polar-ALPA collective bargaining agreement of certain wet lease flying performed by Atlas on behalf of Polar. This matter was presented to an arbitrator in February 2004 before the Polar Air Cargo, Inc. Crewmembers’ System Board of Adjustment (“SBA”). A preliminary decision was issued by the arbitrator denying ALPA’s grievance. ALPA requested an executive session of the SBA to challenge the arbitrator’s preliminary decision. A final decision was issued by the arbitrator on June 5, 2004, denying the grievance, and this matter is now closed.

          There were contested matters and legal proceedings between the Company and the Polar Creditors’ Committee in the Company’s Bankruptcy Case. By stipulation approved by the Bankruptcy Court, the Debtors assigned to such committee the authority to pursue all actions on Polar’s behalf necessary to the resolution of the inter-company claims scheduled by the Debtors as owing by Polar to Atlas and by Atlas to Polar, and the Atlas Committee has been similarly authorized to represent the interests of Atlas. The Debtors’ Schedules of Assets and Liabilities, as amended, list claims asserted by Atlas against Polar of approximately $188 million and claims asserted by Polar against Atlas of approximately $52 million. On May 7, 2004, the Polar Creditors’ Committee filed its Objection to Claim and Complaint for Avoidance and Recovery of Preferential Transfer, Avoidance and Recovery of Fraudulent Transfers and Obligations, Equitable Subordination of Claim, and Re-characterization of Claim (collectively the “Polar Committee Claim Objection”). The validity and allowance of the inter-company claims and the Polar Committee Claim Objection were rendered moot by the global settlement reached among the Debtors, the Atlas Committee and the Polar Creditors’ Committee, and approved by the Bankruptcy Court. In accordance with the global settlement, the Plan of Reorganization eliminated all inter-company claims among the Debtors; however, certain lenders and lessors alleged that some inter-company claims asserted by Atlas against Polar were excluded from the global settlement’s release. The Debtors settled these inter-company claims asserted by East Trust Sub 12 (an affiliate of GATX, “East Trust”) and Goldman Sachs Credit Partners L.P. (successor in interest to Bank One Leasing, “GSCP”), by inter alia, granting East Trust a claim against Polar of $1,250,000, and by liquidating GSCP’s claim against Polar at zero.

          In addition to the proofs of claim filed by the IRS as described in Note 3, incident to administering the Company’s bankruptcy estates, the Company is currently reconciling the proofs of claim filed in the bankruptcy. As part of this reconciliation process, the Company has objected to a multitude of claims, which will result in litigation between the Company and the various claimants that will be resolved by the Bankruptcy Court. A number of these claims, if resolved against the Company, could require significant cash payments or could require the Company to fund additional cash into the trust established for Polar’s creditors. Except for the IRS claims, described in Note 3, the Company does not believe that any one of these claims, if resolved against the Company, will, individually, have a material adverse effect on the Company’s business. However, if a number of these claims are resolved against the Company, they could, in the aggregate, have a material adverse effect on the Company’s business.

     Total Claims

          As of May 19, 2005, the Company had reviewed over 3,000 scheduled and filed claims aggregating approximately $7.5 billion, with a maximum of $850.8 million of claims that could potentially be allowed. Approximately $657.9 million of claims have been allowed to date, including $12.4 of cure claims and $1.0 million of other secured and priority claims. Claims of $192.9 million remain unresolved, including $116.0 million of unresolved IRS claims discussed below; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process.

     Atlas Unsecured Claims

          Pursuant to the Plan of Reorganization, the Company will make a pro rata distribution of 17,202,666 shares of New Common Stock to holders of allowed general unsecured claims against Holdings, Atlas, Acquisition and Logistics. General unsecured claims of approximately $2.6 billion were filed against these entities. As of May 19, 2005, claims of $604.6 million have been allowed, claims of $60.4 million remain disputed, and the balance of claims have been withdrawn or disallowed; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process.

     Polar Unsecured Claims

          Pursuant to the Plan of Reorganization, the Company will pay cash equal to sixty cents on the dollar for allowed unsecured claims against Polar. General unsecured claims of approximately $408.4 million were filed against Polar. As of May 19, 2005, claims of $39.9 million have been allowed, claims of $16.5 million remain disputed, and the balance of claims have been withdrawn or disallowed; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process. The Company estimates the additional allowed claims against Polar will ultimately be under $1 million.

          The Company has certain other contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes that the ultimate disposition of these contingencies with the exception of those noted above is not expected to materially affect the Company’s financial condition, results of operations and liquidity.

17. Stockholders’ Equity

          On September 9, 2003, the Company received notification from the New York Stock Exchange (the “Exchange”) that trading in the Company’s common stock under the symbol CGO would be suspended immediately and that application would be made to the SEC to de-list the common shares. This application was approved by the SEC as of November 28, 2003, and the common stock was permanently removed from listing and registration on the Exchange. Since de-listing, our Old Common Stock had traded on the over counter market (“OTC”) on the Pink Sheets under the symbol AAWHQ. These shares were cancelled upon confirmation of the Reorganization Plan. See Note 3 for a discussion of the New Common Stock.

18. Stock-Based Compensation Plans

Successor

     2004 Long Term Incentive and Share Award Plan

          The Bankruptcy Court approved the 2004 Long Term Incentive and Share Award Plan (the “2004 Management Plan”) that provides for awards of up to 2.3 million shares of New Common Stock to employees in various forms. These include non-qualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. The portion of the 2004 Management Plan applicable to employees is administered by the Compensation Committee of the Board of Directors of the Company, which also establishes the terms of the awards. Non-qualified stock options and restricted shares have been the only form of awards granted by the Compensation Committee to date. A total of 1.2 million shares of New Common Stock remained available for future award grants as of December 31, 2004.

          Restricted shares of New Common Stock granted under the 2004 Management Plan vest over a three year period with the exception of 12,000 shares issued to directors that were vested on August 24, 2004. A total of 610,600 of New Common Stock restricted shares have been granted under the plan. The shares were valued at their fair market value of $10.7 million on the date of issuance. This amount has been recorded in equity as “Deferred Compensation” and will be amortized to expense over the three year vesting period. For the year ended December 31, 2004, the Company recognized compensation expense of $1.5 million for the vested portion of restricted shares of New Common Stock issued.

          Non-qualified stock options granted under the 2004 Management Plan vest over a three year period and expire ten years from the date of grant. A total of 526,700 options to acquire shares of New Common Stock have been granted under the plan. Non-qualified stock options may be granted at any price but, in general, are not granted with an exercise price less than the fair market value of the stock on the date of grant.

          2004 Employee Stock Option Plan

          The Bankruptcy Court approved the 2004 Employee Stock Option Plan (the “2004 Employee Plan”) that provides for awards of up to 495,000 shares of New Common Stock to employees in the form of non-qualified options or incentive stock options. The portion of the 2004 Employee Plan applicable to employees is adminis-

tered by the Compensation Committee of the Board of Directors of the Company, which also establishes the terms of the awards. Non-qualified stock options have been the only form of award granted by the Compensation Committee to date.

          Non-qualified stock options granted under the 2004 Employee Plan vest over a three year period and expire ten years from the date of grant. A total of 299,963 options to acquire shares of New Common Stock have been granted under the plan. A total of 195,037 shares of New Common Stock remained available for future award grants as of December 31, 2004. Non-qualified stock options may be granted at any price but, in general, are not granted with an exercise price less than the fair market value of the stock on the date of grant.

          The table below summarizes the activity with respect to non-qualified stock options granted under the 2004 Management Plan and 2004 Employee Plan for the five month period ended December 31, 2004.

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	—	$—
Granted	826,663	16.97
Exercised	—	—
Forfeited	35,865	16.75

Outstanding at year end	790,798	$16.98

          The following table provides additional information for options outstanding at December 31, 2004:

	Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$16.70	493,300	9.6 years	$16.70
$17.45	297,498	9.7 years	17.45

	790,798		$16.98

          There were no options exercisable at December 31, 2004.

Predecessor

1995 Long Term Incentive and Share Award Plan

          Pursuant to the Plan of Reorganization, all rights under existing options, restricted stock, warrants and rights of conversion were deemed cancelled on July 27, 2004.

          The 1995 Long Term Incentive and Share Award Plan (as amended) (the “1995 Plan”) provided for awards of up to 8.9 million shares of common stock to employees in various forms. These included non-qualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. Non-qualified stock options and restricted share units were the only form of awards granted by the Compensation Committee of the prior Board of Directors of the Company under the 1995 Plan.

          For the years ended December 31, 2003 and 2002, the Company recognized compensation expense of $410,000 and $685,700, respectively, for the vested portion of restricted share units issued. Compensation related to these awards is recognized ratably over the vesting period.

          The 1995 Plan also contained a provision that permitted non-employee directors to receive all or a portion of their quarterly remuneration in the form of common stock rather than cash. The first 25% of a non-employee director’s quarterly remuneration was required to be paid in the form of common stock. At December 31, 2002, the prior Board of Directors suspended this particular feature of the 1995 Plan indefinitely, and all remuneration paid to the former non-employee directors since that time was in the form of cash.

          The 1995 Plan also provided for certain annual automatic grants of non-qualified stock options to non-employee directors, which became exercisable on the date of grant and expired on the tenth anniversary of the grant date. In August 2003, the prior Board of Directors elected to suspend this feature of the 1995 Plan indefinitely, and no options were granted to non-employee directors during 2003.

          Shares of our Old Common Stock, along with any stock options and restricted share units previously awarded under the 1995 Plan, were cancelled pursuant to our Plan of Reorganization.

          The table below summarizes the activity with respect to non-qualified stock options granted under the 1995 Plan for the years ended December 31.

	2004		2003		2002

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,771,637	$17.29	4,440,064	$19.47	3,901,258	$23.73
Granted			21,750	1.57	838,750	4.41
Exercised	—	—	—	—	—	—
Forfeited	(2,771,637)	17.29	(1,690,177)	22.70	(299,944)	20.54

Outstanding at year end	—	$—	2,771,637	$17.29	4,440,064	$19.47

          The options available for exercise were 1,681,909 and 1,906,535 at December 31, 2003 and 2002, respectively.

Employee Stock Purchase Plan

          The Company had an approved Employee Stock Purchase Plan (the “Stock Purchase Plan”) for eligible employees of the Company. Employees eligible to participate in the Stock Purchase Plan were those who had completed at least 90 days of employment with the Company, but excluding employees whose customary employment was not more than five months in any calendar year or 20 hours or less per week. The Compensation Committee of the prior Board of Directors of the Company determined the terms and conditions under which shares were offered and corresponding options granted under the Stock Purchase Plan. The price per share at which the common stock was purchased pursuant to the Stock Purchase Plan was the lesser of 85% of the fair market value of the common stock on the first or last day of the applicable Purchase Period (as defined in the Stock Purchase Plan). In March 2003, the Company’s prior Board of Directors suspended the Stock Purchase Plan. During the plan year ended December 31, 2003, 182,007 shares were issued out of treasury stock at a weighted average cost of $1.91. The Stock Purchase Plan was terminated on July 27, 2004, the effective date of our Plan of Reorganization.

19. Retirement Plans

     Profit Sharing Plan

          Employees who have been employed by Atlas for at least twelve months as full-time employees are eligible to participate in the Profit Sharing Plan, which was adopted in 1994 by Atlas. The Profit Sharing Plan provides for payments to eligible employees in semiannual distributions based on the Company’s pretax profits. Beginning in 2002, the Profit Sharing Plan was revised to provide, among other things, that profit sharing would no longer have a guaranteed component, but will be based entirely upon the actual financial results of the Company. As a result no awards have been accrued in 2004, 2003 or 2002, given the Company’s financial performance.

     401(k) and 401(m) Plans

          Participants in the Atlas Plan may contribute up to 60% of their annual compensation to their 401(k) plan on a pre-tax basis, subject to aggregate limits under the Internal Revenue Code. Additionally participants can contribute up to 100% of their eligible compensation to the 401(m) plan on an after-tax basis. The Company provides on behalf of participants of the Atlas Plan, who make elective compensation deferrals, a matching contribution at the rate of 50% of employee contributions up to 10% of participant pretax compensation. Employee contributions in the Atlas Plan are vested at all times and the Company’s matching contributions are subject to a three-year cliff vesting provision. The Company recognized compensation expense associated with the Atlas Plan matching contributions totaling $1.3 million for the period July 28 through December 31, 2004, $1.6 million for the period January 1, through July 27, 2004, and $2.9 million, and $2.8 million for the years ended December 31, 2003 and 2002, respectively.

          Polar has two 401k plans, one for employees who are crewmembers and one for employees who are non-crewmembers. Participants in either Polar Plan may contribute up to 25% of their annual compensation for their 401(k) plan on a pre-tax basis, subject to aggregate limits under the Internal Revenue Code. The Company provides on behalf of participants of the non-crew Polar Plan, who make elective compensation deferrals, a matching contribution at the rate of 50% of employee contributions up to 4% of participant pre-tax compensation. The Company provides on behalf of participants of the crew Polar Plan, who make elective compensation deferrals, a 100% matching contribution of up to 2% of participant pre-tax compensation. Employee contributions in the Polar Plan are vested at all times and the Company’s matching contributions are subject to a five-year step vesting provision. The Company recognized compensation expense totaling $0.3 million for the period July 28, through December 31, 2004, $0.6 million for the period January 1, through July 27, 2004, and, $0.6 million, and $0.5 million for the years ended December 31, 2003 and 2002, respectively, in connection with its matching contribution to the Polar Plan.

20. Income (Loss) Per Share and Number of Common Shares Outstanding

          Basic income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period. Diluted income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common securities consist of 1.7 million, 2.8 million and 4.4 million stock options outstanding, for the period January 1, 2004 through July 27, 2004 and years ended December 31, 2003 and 2002, respectively. The impact of these potentially dilutive securities would be anti-dilutive and is not included in the diluted loss per share calculation.

          The calculations of basic and diluted loss per share for the period July 28, 2004 through December 31, 2004, for the period January 1, 2004 through July 27, 2004 and years ended December 31, 2003 and 2002 are as follows (in thousands, except per share data):

Successor	Predecessor

For the Period	For the Period
July 28, 2004	January 1, 2004	For the	For the
Through	Through	Year Ended	Year Ended
December 31,	July 27,	December 31,	December 31,
2004	2004	2003	2002

Numerator:
Income (loss) before cumulative effect of accounting change	$22,710	$28,246	$(100,990)	$(98,369)
Cumulative effect of accounting change	—	—	—	44,556
Net income (loss)	$22,710	$28,246	$(100,990)	$(53,813)

Denominator for basic earnings per share	20,210	38,378	38,360	38,210
Effect of dilutive securities:
Stock options	82	—	(A)	—	(A)	—	(A)
Restricted stock	113	—	—	—

Denominator for diluted earnings per share	20,405	38,378	38,360	38,210

Basic income (loss) per share:
Income (loss) before cumulative effect of accounting change	$1.12	$0.74	$(2.63)	$(2.57)
Cumulative effect of accounting change	—	—	—	1.16

Net income (loss)	$1.12	$0.74	$(2.63)	$(1.41)

Diluted income (loss) per share:
Income (loss) before cumulative effect of accounting change	$1.11	$0.74	$(2.63)	$(2.57)
Cumulative effect of accounting change	—	—	—	1.16

Net income (loss)	$1.11	$0.74	$(2.63)	$(1.41)

(A) Antidilutive

          The calculation of basic shares includes the shares to be issued under the Plan of Reorganization as if such shares were issued on July 27, 2004. See Note 3. The calculation of diluted shares is calculated per FASB 128 and reflects the potential dilution that could occur if the stock options and restricted shares resulted in the issuance of common stock that then shared in the earnings of the entity. This is to give effect to the contingent issuance of shares and the dilutive effect on using the treasury stock method.

21. Subsequent Events

          On May 12, 2005 the Company entered into a slot conversion agreement with Israel Aircraft Industries Ltd. (“IAI”) and PSF Conversions LLP under which the Company would be able to convert four Boeing 747-400 passenger aircraft to freighter configuration during the period from late 2007 to mid-2008. The agreement also includes an option covering the modification of up to six additional Boeing 747-400 passenger aircraft to Boeing 747 special freighter (“747SF”) aircraft during the period from 2009 to 2011.

          One of the Company’s Boeing 747 200 aircraft (tail number N808MC) was damaged when it landed during poor winter weather conditions at Dusseldorf airport on January 24, 2005. As a result of this incident, the airframe and two of its engines were damaged beyond economic repair. Atlas has negotiated a $12.6 million cash-in-lieu-of-repair settlement with its insurance carriers and expects to receive the proceeds before the end of 2005. On May 31, 2005, Atlas paid $12.25 million to its secured lender in exchange for release of its lien on this aircraft. Since the settlement amount exceeds the net book value of the aircraft, Atlas expects to record a gain in the period of receipt of the insurance proceeds.

22. Selected Quarterly Financial Information (unaudited)

          The following tables summarize the 2004 and 2003 quarterly results, the comparability of 2004 to 2003 being impacted by our emergence from bankruptcy on July 27, 2004 (in thousands, except per share data):

	Predecessor			Successor

2004	First Quarter	Second Quarter	For the Period July 1, 2004 Through July 27, 2004	For the Period July 28, 2004 Through September 30, 2004	Fourth Quarter

Total Operating Revenues	$297,454	$338,308	$99,605	$250,571	$428,723

Operating income (loss)	(21,862)	8,204	(9,041)	4,506	62,469

Net income (loss)	$(58,580)	$(51,428)	$138,254	$(4,352)	$27,062

Income (loss) per share:
Basic	$(1.53)	$(1.34)	$3.60	$(0.22)	$1.34

Diluted	$(1.53)	$(1.34)	$3.60	$(0.22)	$1.32

	Predecessor

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total Operating Revenues	$345,125	$326,404	$322,374	$389,748

Operating income (loss)	(18,640)	(9,438)	2,445	19,704

Net income (loss)	$(37,892)	$(31,346)	$(24,575)	$(7,177)

Income (loss) per share:
Basic	$(0.99)	$(0.82)	$(0.64)	$(0.19)

Diluted	$(0.99)	$(0.82)	$(0.64)	$(0.19)

          See Note 3 to the Consolidated Financial Statements for information regarding reorganization items and pre-petition and post emergence costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls

          Rule 13a-15(b) under the Exchange Act and Item 307 of Regulation S-K require management to evaluate the effectiveness of the design and operation of our disclosure controls and procedures (“disclosure controls”) as of the end of each fiscal quarter. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Rule 13a-15(c) and (d) and Item 308 of Regulation S-K require management to evaluate the effectiveness of the operation of our “internal controls over financial reporting” (“internal controls”) as of the end of each fiscal year, and any changes that occurred during each fiscal quarter. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized; (ii) our assets are safeguarded against unauthorized or improper use; and (iii) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with U.S. GAAP.

          The certifications of the CEO and CFO required pursuant to Rule 13a-14(d)/15d-14(a) under the Exchange Act and 18 U.S.C. Section 1350 (the “Certifications”) are furnished as exhibits to this Report. This section of the Report contains the information concerning the evaluation of our disclosure controls and changes to our internal controls referred to in the Certifications, and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

          We have taken a number of steps to ensure that all information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In particular, we have formed a Disclosure Committee, which is governed by a written charter. Senior management meets on a weekly basis to report, review and discuss material aspects of its business. In addition, the Disclosure Committee, comprised of key management, is now holding regular quarterly meetings, and key members of the Disclosure Committee meet in person or correspond electronically upon the occurrence of an event that may require disclosure with the SEC. Additionally, management has implemented a “sub-certification” process to ensure that the persons required to sign the Certifications in periodic reports are provided with timely and accurate information and to provide them with the opportunity to address the quality and accuracy of our operating and financial results. Finally, with respect to internal controls, we have implemented a “Sarbanes-Oxley 404 Project,” which is further described below.

General Limitations on the Effectiveness of Controls

          We are committed to maintaining effective disclosure controls and internal controls. However, management, including the CEO and CFO, does not expect and cannot assure that our disclosure controls or our internal controls will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, any system of controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Remediation of Material Weaknesses

          At the conclusion of each of the audits of our consolidated financial statements for the years ended December 31, 2003 and 2002, our independent registered public accounting firm, Ernst & Young, LLP (“E&Y”), noted in a letter to management and the audit committee of our Board of Directors, a copy of which was presented to our Board of Directors, certain matters involving internal controls that they consider to be “material weaknesses” and “reportable conditions” under standards established by the AICPA. However, Ernst & Young, LLP has not been engaged to perform an audit of the Company’s internal controls over financial reporting. Accordingly they have not expressed an opinion on the effectiveness of the Company’s internal controls over financial reporting. “Reportable conditions” involve matters relating to significant deficiencies in the design or operation of internal controls that could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in our consolidated financial statements. A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

          On March 9, 2004, the Public Company Accounting Oversight Board adopted Auditing Standard No. 2 “An Audit of Internal Controls Over Financial Reporting Performed in Conjunction with An Audit of Financial Statements” (“PCAOB No.2”), which somewhat modified the definition of material weakness, and added the terms  “significant deficiency” and “internal control deficiency”. Under PCAOB No. 2, an internal control deficiency (or a  combination of internal control deficiencies) should be classified as a significant deficiency if, by itself or in combination with other internal control deficiencies, such deficiencies result in more than a remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A significant deficiency should be classified as a material weakness if, by itself or in combination with other control deficiencies, such deficiency results in more than a remote likelihood that a material misstatement in the company’s annual or interim financial statements will not be prevented or detected.

          Management, with the assistance of a professional services firm, has implemented a “Sarbanes-Oxley 404 Project” to address, among other things, the matters noted in E&Y’s letters to management, as well as to prepare us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. The documentation phase of the Sarbanes-Oxley 404 Project, which was initiated to evaluate the design effectiveness of our internal controls over financial reporting, has identified internal control deficiencies that would likely meet the PCAOB No. 2 definition of a material weakness or significant deficiency. These material weaknesses and significant deficiencies are comprised of items that had been previously identified by E&Y, as well as several additional matters that were identified separately by management as part of the Sarbanes-Oxley 404 Project. As of the date of this report, the Company is not an accelerated filer and it is not required to report on its assessment of the Company’s internal controls over financial reporting.

          As of June 15, 2005, we have identified, among other things, material weaknesses in the processes and procedures associated with our purchasing and payables, billing and receivables, inventory, the financial accounting close process, payroll and human resources, and certain weaknesses in the information technology general control environment. Examples of the issues identified include, among many others, inadequate segregation of duties, insufficient staffing in the finance department, failure to reconcile or analyze accounts, lack of effective review of the reconciliations and analysis that are prepared and, in some instances, poor design of controls and poor compliance with existing policies and procedures. As we progress with the Sarbanes-Oxley 404 Project and begin to evaluate the operating effectiveness of existing controls, it is possible that management will identify additional deficiencies that meet the definition of a material weakness or significant deficiency.

          Management has initiated substantial efforts to remediate the identified deficiencies and to establish adequate disclosure controls and internal controls over financial reporting as soon as reasonably practicable. Management has significantly increased the number of resources dedicated to our remediation efforts and has established a separate branch of the Sarbanes-Oxley 404 Project to focus exclusively on process transformation and remediation. Dedicated project teams and specific project plans for each process area have been created as part of this effort to address the control deficiencies in their respective areas and to work cross-functionally to address broad remediation items. This project provides for continuous updates as new processes and systems, improvements to internal controls over financial reporting, or changes to the existing processes and systems are implemented to remediate the identified deficiencies. Management is firmly committed to ensuring that improving the internal controls of all of our business processes, including those impacting financial reporting, and establishing and maintaining an effective overall control environment at our company remains a top priority. In that regard, we have also established a steering committee and executive sub-committee that have been tasked with monitoring and driving the progress of the Sarbanes-Oxley 404 Project and its project teams. These committees meet on a regular basis to receive reports and provide feedback and instruction for further progress. Management also provides regular reports to the Audit and Governance Committee on the Sarbanes-Oxley 404 Project. We will provide appropriate updates regarding our general progress with the remediation efforts in future filings.

Additional matters

          We have recently hired a Senior Vice President and CFO, Michael L. Barna. Mr. Barna joins the Company from Trafin Corporation and GE Capital Corporation. In addition, we have hired Gordon L. Hutchinson, formerly a Controller of Amtrak, effective May 2, 2005, as Vice President and Controller. Mr. Hutchinson is a certified public accountant. We believe that the hiring of Mr. Barna and Mr. Hutchinson will have a positive impact on the rapidity with which we can improve our internal controls and address the various matters described above.

CONCLUSIONS

          As described above, significant deficiencies and material weaknesses exist in our internal controls. We are in the process of taking various steps to remediate the items communicated by E&Y and identified by management as part of our Sarbanes-Oxley 404 Project. Additionally, we continue to take steps to improve our disclosure controls. However, a substantial effort will be required before all such items and matters are fully addressed. Accordingly we cannot provide any assurance that there will be no material weaknesses as of December 31, 2005 when management will report on its assessment of the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

          None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Board of Directors of AAWW (the “Board”) consists of nine members. With the exception of Mr. Erickson, our President and Chief Executive Officer, who has served as a director since March 5, 2003, all of the directors are non-employees. These non-employee directors assumed their positions on the Board upon our emergence from bankruptcy, except for Ronald L. Kerber, who has served as a director since December 21, 2004.

          Our By-laws provide that each director will continue in office until the next annual election and until his successor has been elected and qualified, or until his or her death, resignation or retirement.

          The following table sets forth the names, ages and positions of our directors and executive officers as of June 1, 2005. Additional biographical information concerning these individuals is provided in the text following the table. The directors’ committee assignments are also set forth below, with such committees further discussed under “Board Meetings and Committees.”

Name	Age	Position

Eugene I. Davis	50	Chairman of the Board of Directors (1) (2)
Robert F. Agnew	54	Director (2)
Keith E. Butler	51	Director (1) (3)
Duncan H. Cocroft	61	Director (2) (4)
Jeffrey H. Erickson	60	Director, President and Chief Executive Officer
James S. Gilmore III	55	Director (2)
Ronald L. Kerber	61	Director (1)
Herbert J. Lanese	60	Director (1)
Frederick McCorkle	60	Director (2)
Michael L. Barna	44	Senior Vice President and Chief Financial Officer
John W. Dietrich	40	Senior Vice President, General Counsel and Chief Human Resources Officer
Ronald A. Lane	55	Senior Vice President and Chief Marketing Officer
T. Wakelee Smith	47	Senior Vice President and Chief Operating Officer
William C. Bradley	44	Vice President and Treasurer
James R. Cato	50	Vice President—Flight Operations and Labor Relations
Gordon L. Hutchinson	46	Vice President and Controller
Ahmad R. Zamany	47	Vice President—Technical Operations

(1)	Member, Audit and Governance Committee
(2)	Member, Compensation Committee
(3)	Chair, Compensation Committee
(4)	Chair, Audit and Governance Committee

Directors of the Company

          Eugene I. Davis. Mr. Davis is Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and Chairman of the Board of a number of businesses operating in diverse sectors such as telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-export, mining and transportation and logistics. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and CEO and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms, where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law. He is also a director of Metals USA, Inc., Metrocall, Elder-Beerman Stores, Inc., Eagle Geophysical Inc., and Tipperary Corporation.

          Robert F. Agnew. Since 1997, Mr. Agnew has been President and Chief Operating Officer of Morten Beyer & Agnew, an international aviation consulting firm experienced in the financial modeling and technical due diligence of airlines and aircraft funding. Mr. Agnew has over 30 years experience in aviation and marketing consulting and has been a leading provider of aircraft valuations to banks, airlines and other financial institutions worldwide. Prior to founding Morton Beyer & Agnew, Mr. Agnew owned Agnew & Associates, which focused on consulting services to companies involved in travel, transportation and telecommunications industries. Previously, he served as Senior Vice President of Marketing and Sales at World Airways. Mr. Agnew began his commercial aviation career at Northwest Airlines, where he concentrated on government and contract sales, schedule planning and corporate operations research. Earlier, he served in the U.S. Air Force as an officer and instructor navigator with the Strategic Air Command. Mr. Agnew is a graduate of Roanoke College and holds a master’s in business administration from the University of North Dakota.

          Keith E. Butler. Mr. Butler joined Paine Webber in 1997 which later merged with UBS Warburg, a global securities and investment banking firm. He is a financial advisor and former investment banker with UBS Warburg. Mr. Butler’s focus was on the transportation sector (air, shipping and rail), including the financing of freighter aircraft. Before Paine Webber merged with UBS, Mr. Butler was a Managing Director at Paine Webber, where he launched and built the first structured finance product group for transportation assets, and at Alex Brown, where he initiated the transportation debt practice. Mr. Butler graduated from Harvard College and received a master’s degree in business administration from Harvard Business School.

          Duncan H. Cocroft. Mr. Cocroft is a private investor who retired from Cendant Corporation in February, 2004. He was Executive Vice President—Finance and Treasurer of Cendant and Executive Vice President and Chief Financial Officer of PHH Corporation, Cendant’s wholly owned finance subsidiary. Prior to joining Cendant in June 1999, Mr. Cocroft served as Senior Vice President—Chief Administrative Officer of Kos Pharmaceuticals, where he was responsible for finance, information systems and human resources, and as Vice President—Finance and CFO of International Multifoods. Mr. Cocroft also served as a Vice President and Treasurer at Smithkline Beckman and PHH Group. Mr. Cocroft is a graduate of the Wharton School of Business at the University of Pennsylvania.

          Jeffrey H. Erickson. Mr. Erickson has been President of AAWW and a member of the Board of Directors since March 2003. He has also served as Chief Executive Officer since January 2004. In 2002, Mr. Erickson joined Atlas as President and Chief Operating Officer. He was subsequently named President and Chief Executive Officer of AAWW, Atlas and Polar. From 1994 to 1997, Mr. Erickson was President and Chief Executive Officer of Trans World Airlines following its emergence from bankruptcy. From 1990 to 1994, Mr. Erickson was President and CEO at Reno Air. Mr. Erickson also previously served as President and Chief Operating Officer of Midway Airlines, following operations experience with Aloha Airlines and Continental Airlines and engineering experience at Pan American World Airways. Mr. Erickson received his bachelor’s degree in Aeronautical Engineering from Rensselaer Polytechnic Institute and a master’s degree in Transportation Planning and Engineering from Polytechnic University.

          James S. Gilmore III. Mr. Gilmore has been a partner in the law firm of Kelley Drye & Warren LLP since 2002 and was Governor of the Commonwealth of Virginia from 1998 to 2002. He is currently the Chair of his firm’s Homeland Security Practice Group, and his practice also focuses on corporate, technology, information technology and international matters. In 2003, President George W. Bush appointed former Governor Gilmore to the Air Force Academy Board of Visitors, and he was elected Chairman of the Air Force Board in the fall of 2003. He served as the Chairman of the Republican National Committee from 2001 to 2002. Mr. Gilmore also served as Chairman of the Congressional Advisory Panel to Assess Domestic Response Capabilities for Terrorism involving Weapons of Mass Destruction, a national panel established by Congress to assess federal, state and local government capabilities to respond to the consequences of a terrorist attack. Also known as the “Gilmore Commission,” this panel was influential in developing the Office of Homeland Security. Mr. Gilmore is a graduate of the University of Virginia and the University of Virginia School of Law. He is also a director of IDT Corporation, Barr Laboratories and Windmill International.

          Ronald L. Kerber. From 1991 until 2000, Mr. Kerber served as Executive Vice President, Chief Technology Officer and Member of the Executive Committee of Whirlpool Corporation. Mr. Kerber led Whirlpool’s product development and procurement programs, and managed business lines with annual sales totaling more than $1.2 billion. Prior to joining Whirlpool, Mr. Kerber served as Vice President, Technology and Business Development at McDonnell Douglas Corporation and was also a member of the corporation’s Executive Committee, Deputy Undersecretary of Defense for Research and Advanced Technology at the U.S. Department of Defense, and Professor of Electrical Engineering and Mechanical Engineering at Michigan State University. Since his retirement from Whirlpool in 2000, Mr. Kerber has devoted himself to a variety of entrepreneurial and pro bono activities. Currently, he is an independent consultant, a Visiting Professor at Darden Business School at the University of Virginia, and a member of the Defense Science Board of the U.S. Department of Defense. Mr. Kerber received his Bachelor of Science degree from Purdue University and his Masters and Doctorate degrees in engineering science from the California Institute of Technology.

          Herbert J. Lanese. Mr. Lanese has been an independent businessman and private investor for the past five years. He is a former President of McDonnell Douglas Aircraft. As Executive Vice President, Chief Financial Officer of McDonnell Douglas Corporation, he was a recognized leader of the corporation’s financial recovery in the early 1990s. Mr. Lanese’s career includes experience in all facets of corporate management, particularly financial management, turnarounds, workouts, acquisitions and divestments across a broad range of industries. Prior to joining McDonnell Douglas, he served as Corporate Vice President of Tenneco, Inc., where he was responsible for strategic planning, capital structure, accounting and information systems. Earlier, he held positions as Vice President and CFO of Tenneco’s Newport News Shipbuilding business and Vice President of Finance of Tenneco Chemicals. He began his career in Engineering and Production Management at General Motors before becoming Director, U.S. Chemical Operations, at BF Goodrich Company. Mr. Lanese earned his undergraduate and master in business administration degrees from Bowling Green State University.

          Frederick McCorkle. General McCorkle retired from the United States Marine Corps in October 2001 after serving since 1967. He last served as Deputy Commandant for Aviation, Headquarters, Marine Corps, Washington, D.C. General McCorkle is currently a Senior Advisor and a member of the board of directors of GKN Aerospace Services. He is also a member of the board of directors of Lord Corporation and Rolls-Royce North America. In addition to his board memberships, General McCorkle has served as a consultant for Boeing Aerospace, Optical Air Data Systems, Advanced Training Systems, Inc. and Ice Management Systems, Inc. General McCorkle is a graduate of East Tennessee State University and holds a master’s degree in Administration from Pepperdine University.

Executive Officers of the Company

          Michael L. Barna. Mr. Barna was named Senior Vice President and Chief Financial Officer of the Company in April 2005. Prior to joining the Company, Mr. Barna served as Partner, Managing Director, and member of the Executive Committee of Trafin Corporation, a finance company specializing in receivables financing and securiti-zation, since August 2004. Prior to his tenure at Trafin Corporation, Mr. Barna was employed at GE Capital Corporation for fifteen years. From 2000 to December 2003, Mr. Barna served as Executive Vice President of GE Aviation Services, where he led global strategic planning, operational re-engineering and e-commerce planning. From 1997 to 2000, Mr. Barna served as Managing Director of GE Capital Markets Services, developing and managing the execution of global capital markets strategies for GE Capital businesses. From 1990 to 1996, Mr. Barna was employed by GE Structured Finance Group, rising to the position of Vice President and Manager, where he executed leveraged transactions for industrial entities. Mr. Barna holds a bachelor of science degree in chemical engineering from the Pennsylvania State University and an MBA from Columbia University

          John W. Dietrich. Mr. Dietrich became a Senior Vice President of the Company in February 2004. In 2003, he was named Vice President and General Counsel and also assumed overall responsibility for the Company’s Human Resources and Corporate Communications functions. In 1999, Mr. Dietrich joined Atlas Air as Associate General Counsel. From 1992-1999, Mr. Dietrich was a litigation attorney at United Airlines, providing legal counsel to all levels of management, particularly on employment and commercial litigation issues. Mr. Dietrich attended Southern Illinois University and received his Juris Doctorate cum laude from John Marshall Law School. He is a member of the Bar in New York, Illinois and Colorado.

          Ronald A. Lane. Mr. Lane became Senior Vice President and Chief Marketing Officer of the Company in April 2003. He is responsible for all global sales and marketing efforts at Atlas and Polar. From 2000 to 2003, Mr. Lane served as Chief Marketing Officer of Polar. From 1973 to 2000, Mr. Lane was employed with Evergreen International Aviation and its subsidiaries, rising to the position of Vice Chairman. Mr. Lane received his bachelor’s degree in Business from Oregon State University.

          T. Wakelee Smith. Mr. Smith has been Senior Vice President and Chief Operating Officer of the Company since June 2004. From July 2004 until December 2004, Mr. Smith also served on our Board. In 2003, Mr. Smith was named Senior Vice President, Corporate Planning and Business Development and Vice President, Strategic Development. In 2000, Mr. Smith joined the Company as a consultant. Before joining the Company, Mr. Smith was President of Flight Safety Boeing Training International, a leading provider of flight training for commercial aircraft. Mr. Smith attended Yale University and holds an MBA from Harvard Business School.

          William C. Bradley. Mr. Bradley was named Vice President and Treasurer of the Company in July 2002. He is responsible for capital market and corporate finance activities and banking, cash management, insurance, hedging and investor-relations activities. From 1993 to 2002, Mr. Bradley served as Vice President and Assistant Treasurer and head of the Financial Planning and Business Analysis Department at Viacom Inc. Mr. Bradley received a bachelor’s degree in International Affairs from Lafayette College and a master’s degree in International Affairs, with a specialization in International Business, from Columbia University.

          James R. Cato. Mr. Cato was named Vice President of Flight Operations and Labor Relations for the Company in May 2004. Mr. Cato was named Vice President of Labor Relations for Atlas in November 2000, and in 2003, assumed the additional responsibilities of Vice President of Flight Operations for Atlas and Vice President of Labor Relations for Polar. In 1999, he joined the Company as a consultant, serving as Atlas’ chief spokesperson for the negotiations that led to its first collective bargaining agreement with the Air Line Pilots Association. In the early 1990s, he was Director of Human Resources and Staff Vice President for DOT Affairs at Continental Airlines. Mr. Cato received his bachelor’s degree and Juris Doctorate from the University of Kansas.

          Gordon L. Hutchinson. Mr. Hutchinson was elected Vice President and Controller of the Company in May 2005. Mr. Hutchinson, a certified public accountant, served as Corporate Controller and a member of the Pension Plan and 401k Committees of National Railroad Passenger Corporation, a transportation and engineering construction company, from 2003 to 2005. From 2001 to 2003, he served as Chief Financial Officer and Corporate Secretary of MHI Communications, an advertising and marketing communications agency, where he was responsible for all financial operations. From 1999 to 2001, Mr. Hutchinson was Vice President of Finance for Teligent, Inc., a domestic and international wireless communication company, where he was responsible for all reporting and analysis of financial results. Mr. Hutchinson holds a bachelor of commerce degree from the University of British Columbia and studied executive management at the Richard Ivey School of Business of the University of Western Ontario.

          Ahmad Zamany. Mr. Zamany was named Vice President of Technical Operations for the Company in April 2004. He is responsible for the entire maintenance and engineering functions at Atlas and Polar, overseeing a group of more than 400 professionals involved in line and heavy maintenance, engineering, purchasing, materials, and quality control and assurance. Previously, Mr. Zamany served as Polar’s Senior Director of Technical Operations. Prior to joining the Company, Mr. Zamany served as Manager of Special Projects for VASP Brazilian Airlines in Sao Paulo, Brazil, Manager of Modifications and Recovery for Boeing Commercial Aircraft Group, Director of Maintenance and Engineering for Presidential Air and Manager of Technical Services Support for MGM Grand Air. He has also held positions as a Line Maintenance Crew Chief and Maintenance Controller. Mr. Zamany received his Bachelor of Science degree in Aeronautics from Parks College of St. Louis University, with a concentration in Aircraft Maintenance Engineering.

Board Meetings and Committees

          The Board maintains two standing committees, the Audit and Governance Committee and the Compensation Committee. The Board met eight times in 2004 since we emerged from bankruptcy on July 27, 2004. Each director attended at least 75% of the aggregate of (1) the total number of meetings of the Board (held during the period for which he has been a director) and (2) the total number of meetings of all committees of the Board on which the director served (during the periods that he served). The Board also believes that it should be sufficiently represented at our annual meeting of stockholders. All of the Board’s members are expected to attend the 2005 annual meeting.

          In addition to Board and committee meetings, Atlas’ non-management directors meet in executive sessions without management present. These meetings are chaired by Eugene I. Davis, Chairman of the Board, Duncan H. Cocroft, Chairman of the Audit and Governance Committee, or Keith E. Butler, Chairman of the Compensation Committee, as applicable.

          Audit and Governance Committee. The Audit and Governance Committee’s primary function, as set forth in its written charter, is to assist the Board in overseeing (1) the integrity of our financial reports and other financial information provided to the public, (2) our system of controls, (3) the Company’s legal, regulatory, and ethical compliance, and (4) the auditing process. The Audit and Governance Committee appoints and oversees the Company’s independent accountants. The Audit and Governance Committee is also responsible for overseeing the Company’s Corporate Governance Principles and performing or overseeing an annual review of the CEO and the Board. The Audit and Governance Committee met six times in 2004 since we emerged from bankruptcy on July 27, 2004.

          The Board has determined that Mr. Cocroft, Chair of the Audit and Governance Committee, is an independent “audit committee financial expert” within the meaning of the federal securities laws.

          Compensation Committee. The Compensation Committee conducts its duties pursuant to its written charter, which sets forth its responsibility for approving and monitoring executive compensation plans, policies, and programs, and advising management on succession planning and other significant compensation or executive recruiting matters. As part of its responsibilities, the Compensation Committee reviews and sets salaries and establishes incentive compensation awards for our executive officers. In addition, the Compensation Committee is responsible for all significant employee benefit plan actions, including funding matters. The Compensation Committee met six times in 2004 since we emerged from bankruptcy on July 27, 2004.

Director Nominations

          Stockholder Nominations. AAWW By-laws permit stockholders to nominate directors for consideration at an annual stockholders’ meeting. Stockholder nominations to the Board must be forwarded to the Chairman of the Board, c/o the Secretary, Atlas Air Worldwide Holdings, Inc., 2000 Westchester Avenue, Purchase, New York 10577. The stockholder proposals for the 2006 Annual Stockholders’ Meeting must be received at the aforementioned address as provided in AAWW’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed subsequent to the date of this Report. Any nominations received outside such period will be considered untimely. The written notice must satisfy certain requirements specified in the By-laws. A copy of the Bylaws will be sent to any stockholder upon written request to the Secretary of the AAWW.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires certain of our executive officers, as well as its directors and persons who own more than then percent (10%) of a registered class of AAWW’s equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on its review of the copies of such forms received by us or written representations from reporting persons, we believe that during the last fiscal year all executive officers and directors complied with their filing requirements under Section 16(a) for all reportable transactions during the year.

Code of Ethics

          We have adopted an Employee Compliance Manual that applies to all of our employees, along with a Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers, and members of the Board of Directors (the “Code of Ethics”). The Code of Ethics was filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated May 23, 2005 and is incorporated herein by reference as Exhibit 14.1 to this Report. Any person who wishes to obtain a copy of the Code of Ethics may do so by writing to Atlas Air Worldwide Holdings, Inc., Attn: Secretary, 2000 Purchase Street, Purchase, NY 10577.

ITEM 11. EXECUTIVE COMPENSATION

          The following table sets forth the compensation earned by (i) our Chief Executive Officer and (ii) each of our four other most highly compensated executive officers for the fiscal year ended December 31, 2004 (hereafter, with the Chief Executive Officer, referred to as the “Named Executive Officers”), for the three fiscal years ended December 31, 2004, 2003 and 2002, respectively.

	Summary Compensation Table

						Long Term Compensation
		Annual Compensation				Awards

Name and				Other Annual		Restricted	Securities	All Other
Principal Positions at				Compensation		Stock	Underlying	Compensation
December 31, 2004	Year	Salary	Bonus	(1)		Awards(3)	Options(4)	(5)

Jeffrey H. Erickson	2004	$506,727	$—	$147,486		$2,937,254	126,700	$255,000
President and Chief	2003	454,886	$—	147,047		—	—	235,000
Executive Officer*	2002	133,333	—	358,782		—	—	—

T. Wakelee Smith**	2004	$281,887	$—		$(2)	$743,482	30,400	$280,000
	2003	201,667	20,000	—	(2)	—	—	—
	2002	—	—	—		—	—	—

Ronald A. Lane***	2004	$331,809	$—		$(2)	$660,132	28,400	$164,610
	2003	303,125	215,000	—	(2)	—	—	231,000
	2002	257,292	150,000	—	(2)	—	—	4,000

John W. Dietrich****	2004	$268,393	$—	$27,926		$660,132	28,400	$146,500
	2003	223,025	—	129,523		—	—	126,000
	2002	183,459	—	35,757		—	—	5,500

James R. Cato*****	2004	$238,785	$—	$91,318		$350,070	13,800	$98,000
	2003	224,700	—	150,492		—	—	90,263
	2002	222,032	47,187	—	(2)	—	—	5,500

*	Mr. Erickson has been President of the Company since March 2003 and Chief Executive Officer of the Company since January 2004.

**

In 2002, Mr. Smith was a consultant to the Company. In 2003, he was named Vice President, Strategic Development, and in 2004, he was named Senior Vice President and Chief Operating Officer of the Company.

***	In 2002 and 2003, Mr. Lane was Chief Marketing Officer for Polar. In April 2003, he was named Senior Vice President and Chief Marketing Officer of the Company.

****

In 2002, Mr. Dietrich was Associate General Counsel at Atlas. In 2003, he became Vice President of Legal and General Counsel of the Company. In February 2004, he became Senior Vice President, General Counsel and Chief Human Resources Officer of the Company.

*****

In 2002, Mr. Cato was Vice President of Labor Relations for Atlas. In 2003, he also became Vice President of Flight Operations for Atlas and Vice President of Labor Relations for Polar. In 2004, he was named Vice President of Flight Operations and Labor Relations for the Company.

(1)

Other Annual Compensation for 2004 for Mr. Erickson includes amounts relating to commuting and temporary housing ($117,771) and an automobile lease/allowance ($29,715). Other Annual Compensation for 2004 for Mr. Dietrich represents amounts attributable to an automobile lease/allowance. Other Annual Compensation for 2004 for Mr. Cato includes amounts relating to commuting and temporary housing ($68,080) and an automobile lease/allowance ($23,238).

Other Annual Compensation for 2003 for Mr. Erickson includes amounts relating to commuting and temporary housing ($123,550), an automobile allowance ($21,279) and other miscellaneous perquisites. Other Annual Compensation for 2003 for Mr. Dietrich includes amounts relating to the pay down of outstanding mortgage subsidy relocation benefits ($90,141), relocation benefits ($22,628) and other miscellaneous perquisites. Other Annual Compensation for 2003 for Mr. Cato includes amounts relating to commuting and temporary housing ($74,110), an automobile lease ($22,134) and a deferred compensation distribution ($54,248).

Other Annual Compensation for 2002 for Mr. Erickson represents a miscellaneous moving/sign on allowance. Other Annual Compensation for 2002 for Mr. Dietrich represents certain relocation benefits.

(2)

In accordance with the rules of the SEC, no amount representing perquisites or other personal benefits, securities or property is disclosed if the total amount is equal to the lesser of $50,000 or 10% of the named executive officer’s salary and bonus.

(3)

The value of the restricted stock shown in the table is based on the closing market price of the New Common Stock as of the date of the award. As of December 31, 2004, total restricted stock awards and the related fair market values on such date were as follows: Mr. Erickson—176,200 shares ($4,228,800); Mr.Smith—44,600 shares ($1,070,400); Mr. Lane—39,600 shares ($950,400); Mr. Dietrich—39,600 shares ($950,400); and Mr. Cato—21,000 shares ($504,000). The restricted stock awards vest in three equal annual installments beginning on July 27, 2005. We do not expect to pay dividends on shares of our New Common Stock for the foreseeable future. To the extent that dividends are declared and paid on the New Common Stock, they would be paid on restricted stock at the same time and rate as paid to all stockholders.

(4)	The options shown in the table become exercisable in three equal annual installments beginning on July 27, 2005.

(5)

All Other Compensation includes for 2004 (a) key employee retention bonuses for Messrs. Erickson, Smith, Lane, Dietrich and Cato of $255,000, $280,000, $156,610, $140,000 and $90,000, respectively, and (b) employer matching contributions under the Company’s 401(k) plan for Messrs. Erickson, Smith, Lane, Dietrich, and Cato of $-0-, $-0-, $8,000, $6,500 and $8,000, respectively.

All Other Compensation includes for 2003 (a) key employee retention bonuses for Messrs. Erickson, Smith, Lane, Dietrich and Cato of $235,000, $-0-, $225,000, $120,000 and $84,263, respectively, and (b) employer matching contributions under the Company’s 401(k) plan for Messrs. Erickson, Smith, Lane, Dietrich and Cato of $-0-, $-0-, $6,000, $6,000 and $6,000, respectively.

All Other Compensation for 2002 for Messrs. Lane, Dietrich and Cato represents employer matching contributions under the Company’s 401(k) plan.

Option Grants, Exercises and Values

          The following table sets forth certain information relating to options granted to the Named Executive Officers during 2004.

	Option Grants in 2004

					Grant Date
	Individual Grants				Value (c)

	Number of	Percent of
	Securities	Total Options
	Underlying	Granted to
	Options	Employees
	Granted (#)	in 2004 (%)	Exercise Price	Expiration
Name	(a)	(b)	Per Share($/Sh.)	Date

Jeffrey H. Erickson	126,700	23.4%	$16.70	8/11/14	$2,416,955
T. Wakelee Smith	30,400	8.3	$16.70	8/11/14	579,916
Ronald A. Lane	28,400	5.3	$16.70	8/11/14	541,764
John W. Dietrich	28,400	5.3	$16.70	8/11/14	541,764
James R. Cato	13,800	2.5	$16.70	8/11/14	263,252

(a)	These options become exercisable in three equal annual installments beginning on July 27, 2005.

(b)	The total number of options granted in fiscal 2004 by the Company was 540,100 to 81 employees.

(c)

This estimated hypothetical value is based on a Black-Scholes option pricing model in accordance with SEC rules. We used the following assumptions in estimating this value: expected volatility—38.5%; risk-free rate of return—2.93%; expected dividend yield—0%; and time of exercise—three years. No adjustments were made for non-transferability or risk of forfeiture.

Aggregated Option Exercises in 2004 and Option Values at December 31, 2004

          The following table sets forth certain information relating to the exercise of previously granted options by the Named Executive Officers during 2004. In connection with our emergence from bankruptcy on July 27, 2004, our Old Common Stock was cancelled, as were outstanding options to purchase shares of Old Common Stock, and our New Common Stock was authorized. Options in the following table relate to the New Common Stock. The table also presents the number and value (stock price less exercise price) of the remaining options held by the Named Executive Officers at year-end, using the average ($24.00) of the high and low trading prices for the New Common Stock on December 31, 2004.

Value of Unexercised
	Number of		Number of Securities	In-The-Money Options at
	Shares	Value	Underlying Unexercised	December 31, 2004
	Acquired on	Realized	Options at December 31, 2004	(Exercisable/Unexercisable)
Name	Exercise (#)	($)	(Exercisable/Unexercisable)(#)	($)

Jeffrey H. Erickson	-0-	-0-	0/126,700	$0/$924,910
T.Wakelee Smith	-0-	-0-	0/30,400	0/221,920
Ronald A. Lane	-0-	-0-	0/28,400	0/207,320
John W. Dietrich	-0-	-0-	0/28,400	0/207,320
James R. Cato	-0-	-0-	0/13,800	0/100,740

Stock-Based Incentive Plans

          In connection with the Plan of Reorganization and our emergence from bankruptcy in July 2004, we adopted a 2004 Long Term Incentive and Share Award Plan (the “Management Plan”) and a 2004 Employee Stock Option Plan (the “Option Plan” and, together with the Management Plan, the “Share Plans”). The Share Plans cover an aggregate of 2,772,559 shares of New Common Stock, of which 2,277,256 shares are reserved for issuance to management employees and directors under the Management Plan and 495,303 shares are reserved for issuance to non-management employees under the 2004 Option Plan.

          2004 Long Term Incentive and Share Award Plan. Employees and directors of, and consultants to, the Company and its subsidiaries and affiliates are eligible to participate in the Management Plan. The Management Plan provides for the granting of stock options, share appreciation rights (“SARs”), restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. The Management Plan is administered by the Compensation Committee. All terms of any award granted under the Management Plan are determined by the Compensation Committee, including the number of shares covered, the exercise price, the vesting schedule and the term of options, the restrictions placed on restricted shares, and the performance requirements of performance shares and performance units, except that no option or SAR granted in tandem therewith may have a term exceeding ten years from the date of grant. Unless otherwise set forth in the relevant award agreement, awards under the Management Plan are not transferable except by will or the laws of descent and distribution. In accordance with the Plan of Reorganization, 610,600 shares of restricted New Common Stock and options to purchase 526,700 shares of New Common Stock were granted to members of management from July 27, 2004 to December 31, 2004. A portion of these shares and options are scheduled to vest in 2005.

          2004 Employee Stock Option Plan. Employees of AAWW and its subsidiaries and affiliates who are covered by a collective bargaining agreement that provides or allows for the granting of stock options are eligible to participate in the Option Plan. The Option Plan provides for the granting of stock options only. The Option Plan is administered by the Compensation Committee. All terms of any award granted under the Option Plan, including the number of shares covered, the exercise price, the vesting schedule and the term of options, are determined by the Compensation Committee, except that no option may have a term exceeding ten years from the date of grant. Unless otherwise set forth in the relevant award agreement, awards under the Option Plan are not transferable except by will or the laws of descent and distribution. In connection with the Plan of Reorganization, options to purchase 299,963 shares of New Common Stock were granted to certain pilot employees from July 27, 2004 to December 31, 2004. A portion of these options are scheduled to vest in 2005.

Equity Compensation Plan Information

          The following table sets forth certain information relating to the shares of New Common Stock that may be issued under our stock-based incentive plans at December 31, 2004.

	A	B	C

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(excluding securities
	Outstanding Options,	Options, Warrants	reflected in column
Plan Category	Warrants and Rights	and Rights	(A)

Equity compensation plans approved by stockholders (a)	790,798	$16.98	1,335,296
Equity compensation plans not approved by stockholders	-0-	-0-	-0-
Total	790,798	$16.98	1,335,296

(a)

Includes shares issuable pursuant to the Share Plans. The Share Plans were approved by us pursuant to the authority granted under the Plan of Reorganization. Pursuant to the Plan of Reorganization, the Share Plans are deemed to be approved by stockholders of the Company.

Compensation Committee Interlocks and Insider Participation

          No member of the Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of the Board or Compensation Committee.

Employment and Other Agreements

          Jeffrey H. Erickson. Mr. Erickson’s employment agreement, which was amended effective April 1, 2005, had been entered into on September 1, 2002 and amended as of March 8, 2004, with an initial term of four years with automatic one-year renewals unless written notice was given by either party at least three months prior to such renewal. Mr. Erickson, whose initial title was President of Atlas, initially received an annual salary of $400,000, with his base salary increasing to $470,000 on March 19, 2003. He was subsequently named President and Chief Executive Officer of AAWW, Atlas and Polar and his base salary was increased to $510,000. Under the agreement, Mr. Erickson was eligible to receive (i) an annual incentive bonus at a target of 50% of his base salary based on the Company’s financial and Mr. Erickson’s individual performance for each calendar year during his employment, (ii) an annual automobile allowance on a tax grossed-up basis for either a company automobile or a purchased automobile, in either case valued at up to $40,000, (iii) commuting benefits, (iv) options to purchase 37,500 shares of AAWW common stock at an exercise price of $2.85 per share, vesting ratably over the four year employment period, (v) other customary benefits available to Company management employees, and (vi) in the event of termination of the agreement by Atlas for reasons other than Cause (as defined in the agreement) or by Mr. Erickson for Good Reason (as defined in the agreement), his then-base salary for a period of 18 months. The agreement also contained customary non-competition provisions.

          Effective April 1, 2005, Mr. Erickson’s employment agreement was amended and restated to provide that (i) in lieu of a four-year term, the employment period would run from September 1, 2002 until termination by either party upon notice as described above or in accordance with other terms of the agreement, (ii) Mr. Erickson’s base salary was increased to $524,400, in consideration for the elimination of the automobile allowance described above, (iii) Mr. Erickson would be eligible to participate in AAWW’s Annual Incentive Plan (the “Annual Incentive Plan”), an employee benefit plan to be developed by the Compensation Committee upon substantially the same terms and in lieu of the annual incentive bonus described above, (iv) the automobile allowance referred to in (ii) above was eliminated and in lieu of the tax gross-up related to such automobile allowance, Mr. Erickson will receive a one-time cash payment of $20,000 and (v) the commuting benefits described above were discontinued. Mr. Erickson’s stock options, which were granted in 2003, had previously been cancelled as a result of the Company’s emergence from Chapter 11 bankruptcy proceedings and the cancellation of the Company’s former class of Common Stock.

          T. Wakelee Smith. Mr. Smith’s employment agreement was entered into effective February 1, 2003. It was amended effective January 29, 2004 and again amended effective June 15, 2004. His title as of the original agreement date was Vice President, Corporate Planning, and his base salary was set at $220,000. His title was revised by the January 29, 2004 amendment to Senior Vice President, Corporate Planning and Development, and his base salary was increased to $260,000, with an agreement to increase this to $280,000 as of June 30, 2004. The June 15, 2004 amendment changed his title to Senior Vice President and Chief Operating Officer and increased his base salary to $300,000. The agreement had an initial term extending until January 31, 2008, with automatic one-year renewals unless written notice was given by either party at least three months prior to such renewal. Under the amended agreement, Mr. Smith is eligible to receive (i) an annual incentive bonus at a target of 50% of his base salary based on our financial and Mr. Smith’s individual performance for each calendar year during his employment, (ii) an automobile allowance on a tax grossed-up basis for either a Company automobile or a leased automobile, valued at an amount similar to that of other Company officers, (iii) other customary benefits available to Company management employees, and (iv) in the event of termination of the agreement by Atlas for reasons other than Cause (as defined in the agreement) or by Mr. Smith for Good Reason (as defined in the agreement), payment of 18 months of his then-base salary.

          Ronald A. Lane. Mr. Lane’s employment agreement was entered into effective May 1, 2003. It was amended effective January 24, 2004 and again amended effective April 20, 2004. His base salary as of the original agreement date was $300,000 and it provided that the salary would be reviewed from time to time, with a guarantee that the salary would be at least $350,000 as of May 1, 2005. The agreement had an initial term extending until May 1, 2008, with automatic one-year renewals unless written notice was given by either party at least three months prior to such renewal. Under the amended agreement, Mr. Lane is eligible to receive (i) an annual incentive bonus at a target of 50% of his base salary based on the Company’s financial and Mr. Lane’s individual performance for each calendar year during his employment, (ii) an automobile allowance of $700 per month (iii) other customary benefits available to our management employees, and (iv) in the event of termination of the agreement by Atlas for reasons other than Cause (as defined in the agreement) or by Mr. Lane for Good Reason (as defined in the agreement), a lump sum payment equal to 18 months of his then-base salary.

          John W. Dietrich. Mr. Dietrich’s employment agreement, which was amended effective April 1, 2005, had been entered into on March 19, 2003 and amended as of August 1, 2003 and January 29, 2004, respectively, with an initial term of three years with automatic one-year renewals unless written notice was given by the Company at least three months prior to such renewal or by Mr. Dietrich prior to such renewal. Mr. Dietrich, whose initial title was Vice President of Legal and Acting General Counsel of Atlas and AAWW, initially received an annual salary of $205,700. He was subsequently named (x) Vice President of Legal and General Counsel of AAWW, Atlas and Polar on March 19, 2003 with his base salary increasing to $240,000 at such time, and (y) Senior Vice President, General Counsel and Chief Human Resources Officer of AAWW, Atlas and Polar on May 15, 2003 with his base salary increasing to $260,000 as of February 1, 2004 and $280,000 as of June 30, 2004. Under the agreement, Mr. Dietrich was eligible to receive (i) an annual incentive bonus at a target of 50% of his base salary based on the Company’s financial and Mr. Dietrich’s individual performance for each calendar year during his employment, (ii) an automobile allowance on a tax grossed-up basis for either a company automobile or a leased automobile, valued at an amount similar to that of other Company officers, (iii) other customary benefits available to our management employees, and (iv) in the event of termination of the agreement by Atlas for reasons other than Cause (as defined in the agreement) or by Mr. Dietrich for Good Reason (as defined in the agreement), a lump sum payment equal to 18 months of his then-base salary.

          Effective April 1, 2005, Mr. Dietrich’s employment agreement was amended and restated to provide that (i) in lieu of a three-year term, the employment period would run from March 19, 2003 until termination by either party upon notice as described above or in accordance with other terms of the agreement, (ii) Mr. Dietrich’s base salary was increased to $292,000, in consideration for the elimination of the automobile allowance described above, (iii) Mr. Dietrich would be eligible to participate in the Annual Incentive Plan, upon substantially the same terms and in lieu of the annual incentive bonus described above, (iv) the automobile allowance referred to in (ii) above was eliminated and in lieu of the tax gross-up related to such automobile allowance, Mr. Dietrich will receive a onetime cash payment of $19,000, (v) the lump sum payable in the event of termination of the agreement by Atlas for reasons other than Cause or by Mr. Dietrich for Good Reason was reduced to 12 months of his then-base salary, and in consideration of such reduction, Mr. Dietrich will receive a one-time cash payment of $119,000.

          James R. Cato. Mr. Cato’s employment agreement was entered into effective November 1, 2000 and amended effective February 1, 2004. The agreement does not specify a fixed term of employment. His initial base salary was $195,000, which was increased by the February 1, 2004 amendment to $240,000. Under the amended agreement, Mr. Cato is eligible to receive (i) an annual incentive bonus at a target of 50% of his base salary based on the Company’s financial and Mr. Cato’s individual performance for each calendar year during his employment, (ii) an automobile allowance on a tax grossed-up basis for either a company automobile or a leased automobile, valued at an amount similar to that of our other officers, (iii) other customary benefits available to our management employees, and (iv) in the event of termination of the agreement by Atlas for reasons other than Cause (as defined in the agreement) or by Mr. Cato for Good Reason (as defined in the agreement), payment of 18 months of his then-base salary.

Compensation of Outside Directors

          Each non-employee director of Holdings is paid $50,000 in cash compensation annually, which is payable quarterly in advance, and also receives the following additional cash compensation, as applicable:

Committee Membership

•	Each member of the Audit and Governance Committee, $15,000 annually;

•	Each member of the Compensation Committee, $5,000 annually;

Chairman Position

•	Chairman of the Board, $75,000 annually;

•	Chairman of each of the Audit and Governance Committee and the Compensation Committee, $25,000 annually;

Meeting Fees

•	For each meeting of the Board or a Committee of the Board, including any ad hoc committee, attended in person by a member, a fee to such member of $1,500 or $3,000 if such member is its Chairman; and

•

For each meeting of the Board or a Committee of the Board, including any ad hoc committee, attended via teleconference or videoconference, a fee to each such member of $500 or $1,000 if such member is its Chairman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth, as of June 1, 2005, information regarding beneficial ownership of our Common Stock by:

•	Each stockholder who is known by us to beneficially own 5% or of the Common Stock;

•	Each of our directors;

•	Each of our named or Named Executive Officers in the Summary Compensation Table; and

•	All of our executive officers and directors as a group.

          Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares of New Common Stock beneficially owned by that stockholder. The number of shares beneficially owned by each is determined under the rules issued by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days, through the exercise of any stock option or other right. The number of shares of our New Common Stock issued and outstanding as of June 1, 2005 was 3,650,149. The Plan of Reorganization relating to the Company’s emergence from bankruptcy contemplates the distribution of 17,202,666 shares of the New Common Stock to holders of allowed general unsecured claims of the Company. As of June 1, 2005, such distribution has not been made.

Beneficial Ownership Table

		Percentage of
	Total Number of	Outstanding Shares
	Shares Beneficially	(Beneficial
	Owned, Including	Ownership,
	Shares Actually	Including Shares
Name and Address of Beneficial Owner(a)	Owned(a)	Actually Owned)

Sankaty Financing Partners, LLC(b) 111 Huntington Avenue
Boston MA, 02199	439,047	12.0%
Eugene I. Davis	20,000	*
Robert F. Agnew	19,500	*
Keith E. Butler	19,600	*
Duncan H. Cocroft	19,450	*
Jeffery H. Erickson	218,443	6.0%
James S. Gilmore	20,000	*
Ronald L. Kerber	15,000	*
Herbert J. Lanese	19,333	*
Frederick McCorkle	19,333	*
James R. Cato	25,600	*
John W. Dietrich	49,066	1.3%
Ronald A. Lane	49,066	1.3%
T. Wakelee Smith	54,733	1.4%
Directors and executive officers as a group (17 persons)	630,923	17.2%

*	Represents less than 1% of the outstanding shares of New Common Stock.

(a)	Includes shares subject to vested options as follows:

	James R. Cato	4,600
	John W. Dietrich	9,466
	Jeffrey H. Erickson	42,233
	Ronald A. Lane	9,466
	T. Wakelee Smith	10,133

	Equity Compensation Plan information is provided in Item 11 above.

(b)

Includes shares owned by Boran Point II CBO 1000-1 Ltd, Great Point CBO 1998-1 Ltd, Sankaty Credit Opportunities LP, Sankaty High Yield Partners III LP, Sankaty High Yield Asset Partners LP and Sankaty High Yield Partners II LP, all of which share the same address as Sankaty Financing Partners, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          All of our non-employee directors of the Company who served on the Board prior to July 27, 2004, namely Brian H. Rowe, Lawrence W. Clarkson, Richard A. Galbraith, Joseph J. Steuert, Stephen A. Greene, John S. Blue and Linda Chowdry, resigned from the Board at or prior to the Effective Date. We were party to two separate consulting agreements with one of these former directors, Joseph J. Steuert, who is chairman and chief executive officer of The Transportation Group, an investment bank focused on the aviation industry. Effective March 1, 2003, we entered into a consultancy agreement (the “First Agreement”), whereby Mr. Steuert agreed to provide us with consultancy services in connection with the restructuring of financial obligations with our debt holders and aircraft lessors. Pursuant to the terms of the First Agreement, we were required to pay a monthly fee of $95,000, as well as a success fee in the amount not less than $500,000 nor more than $800,000, which amount was determined at the sole discretion of the Company’s Board of Directors. The First Agreement had a four-month term and was automatically renewable for additional one-month terms unless either party provided notice of non-renewal of the First Agreement by the 20th day of the preceding month. We incurred consulting fees and expenses to Mr. Steuert of $0.8 million for the year ended December 31, 2004. The First Agreement was rejected in bankruptcy and we are no longer subject to the First Agreement or its automatic renewal.

          Effective October 1, 2003, we entered into a second consultancy agreement (the “Second Agreement”), whereby Mr. Steuert agreed to provide us with consultancy services in connection with the arrangement of investments in our equity or convertible debt securities (collectively, “Equity Investment”) in conjunction with the restructuring of its debt and lease obligations. Pursuant to the terms of the Second Agreement, we were required to pay a success fee of 0.75% of the funded amount of each consummated Equity Investment regardless of whether the investors for the Equity Investments were introduced by the director to the transaction. The Second Agreement had an initial term expiring upon the later of February 1, 2004 or the date of confirmation of the Plan of Reorganization. The second agreement was terminated on January 29, 2004 and we did not incur any consulting fees under the Second Agreement.

          Another of our former directors, Stephen A. Greene, is a partner in a law firm, Cahill, Gordon & Reindel, that acted as our outside counsel. We paid legal fees and expenses to this law firm of approximately $4.9 million for the year ended December 31, 2004.

          A new Board was appointed on the Effective Date pursuant to the Plan of Reorganization. The new Board includes James S. Gilmore III, a non-employee director of ours who is a partner at the law firm of Kelley Drye & Warren, LLP, outside counsel to us, and Robert F. Agnew, also a non-employee director of ours who is an executive officer of Morten Beyer & Agnew, a consulting firm with which we transact business. Neither Mr. Gilmore nor Mr. Agnew serves on the Audit and Governance Committee. For amounts paid by us in 2004 to Kelley Drye & Warren LLP and to Morten Beyer & Agnew, reference is made to Note 12 to our Consolidated Financial Statements included in Item 8 of Part II of the Report.

          Sankaty Financing Partners, LLC, a holder of more than five percent of our New Common Stock, is affiliated with a lender under our Aircraft Credit Facility and our AFL III Credit Facility. For information concerning these facilities, reference is made to the Notes to our Consolidated Financial Statements that are set forth in Item 8 of Part II of the Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

          Our independent public accounting firm for the calendar years ended December 31, 2004 and 2003 was E&Y. Services provided to us by E&Y in fiscal 2004 and 2003 are described below.

          Audit Fees. Fees for audit services totaled $4,204,084 in 2004 and $1,354,268 in 2003, including fees associated with the annual audit, and the reviews of our quarterly reports on Form 10-Q.

          Audit-Related Fees. We did not incur any audit related fees.

          Tax Fees. Fees for tax services totaled $1,736 in 2004 and $51,518 in 2003, including tax compliance, tax advice and tax planning.

          All Other Fees. We did not incur any other fees.

Pre-Approval Policies and Procedures

          The Audit and Governance Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, and other services. The Audit and Governance Committee may delegate pre-approval authority to its Chair, who must report any decisions to the Audit and Governance Committee at the next scheduled meeting. The Committee will meet with management and the independent auditor to review and approve the proposed overall plan and scope of the audit for the current year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

		Report of Independent Registered Public Accounting Firm

		Consolidated Balance Sheets as of December 31, 2004 (Successor) and 2003 (Predecessor)

Consolidated Statements of Income for the periods July 28, 2004 through December 31, 2004 (Successor), January 1, 2004 through July 27, 2004 and for the years ended December 31, 2003 and 2002 (Predecessor)

Consolidated Statements of Cash Flows for the periods July 27, 2004 through December 31, 2004 (Successor), January 1, 2004 through July 28, 2004 and for the years ended December 31, 2003 and 2002 (Predecessor)

Consolidated Statements of Stockholders’ Equity (Deficit) for the periods July 28, 2004 through December 31, 2004 (Successor), January 1, 2004 through July 27, 2004 and for the years ended December 31, 2003 and 2002 (Predecessor)

		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule:

		Schedule II—Valuation of Qualifying Accounts and Reserves

		All other schedules have been omitted because they are not applicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

	3.	Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of exhibits filed or furnished with or incorporated by reference in this Report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2005.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)

By:	/s/ Jeffrey H. Erickson

Jeffrey H. Erickson
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on June 30, 2005 on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

/s/ Eugene I. Davis	Chairman of the Board

Eugene I. Davis

/s/ Jeffrey H. Erickson	President, Chief Executive Officer and Director
(Principal Executive Officer)
Jeffrey H. Erickson

/s/ Michael L. Barna	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Michael L. Barna

/s/ Gordon L. Hutchinson	Vice President and Controller
(Principal Accounting Officer)
Gordon L. Hutchinson

/s/ Robert F. Agnew	Director

Robert F. Agnew

/s/ Keith E. Butler	Director

Keith E. Butler

/s/ Duncan H. Cocroft	Director

Duncan H. Cocroft

/s/ James S. Gilmore III	Director

James S. Gilmore III

/s/ Ronald L. Kerber	Director

Ronald L. Kerber

/s/ Herbert J. Lanese	Director

Herbert J. Lanese

/s/ Frederick McCorkle	Director

Frederick McCorkle

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

For the Period July 28, through December 31, 2004
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$11,226	$3,409	$16	$(3,399	)(a)	$11,252
Allowance for obsolete inventory	—	—	—	—		—

Total	$11,226	$3,409	$16	$(3,399	)(a)	$11,252

For the Period January 1, through July 27, 2004
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$24,304	$(2,329)	$480	$(11,229	)(a)	$11,226
Allowance for obsolete inventory	1,357	1,802	—	(3,159)		—

Total	$25,661	$(527)	$480	$14,388		$11,226

For the Year ended December 31, 2003
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$40,794	$19,931	$662	$(37,083	)(a)	$24,304
Allowance for obsolete inventory	—	1,931	—	(574)		1,357

Total	$40,794	$21,862	$662	$(37,657)		$25,661

For the Year ended December 31, 2002
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$35,964	$16,399	$—	$(11,569	)(a)	$40,794
Allowance for obsolete inventory	7	90	—	(97)		—

Total	$35,971	$16,489	$—	$(11,666)		$40,794

(a)	Uncollectible accounts net of recoveries

S-1

Exhibit Number	Description

2.1.1(9)

Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. §§ 1129 (a) and (b) and Fed. R. Bankr. P. 3020 Confirming the Final Modified Second Amended Joint Plan of Reorganization of Atlas Air Worldwide Holdings, Inc. and Its Affiliated Debtors and Debtors-in-Possession.

2.2.1(9)	Second Amended Disclosure Statement Under 11 U.S.C. 1125 In Support of the Debtors’ Second Amended Joint Chapter 11 Plan.

3.1.1(8)	Certificate of Incorporation of the Company.

3.2.1	By-Laws of the Company as of July 28, 2004.

4.1.1(1)	Form of 8.707% Atlas Air Pass Through Certificates, Series 2000-1A (included in Exhibit 4.7).

4.1.2(1)	Form of 9.057% Atlas Air Pass Through Certificates, Series 2000-1B (included in Exhibit 4.8).

4.1.3(1)	Form of 9.702% Atlas Air Pass Through Certificates, Series 2000-1C (included in Exhibit 4.9).

4.1.4(6)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-1.

4.1.5(6)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-2.

4.1.6(6)	6.88% Atlas Air Pass Through Certificate 1999-1A-2, Certificate No. A-2-1.

4.1.7(6)	7.63% Atlas Air Pass Through Certificate 1999-1B-1, Certificate No. B-1.

4.1.8(6)	8.77% Atlas Air Pass Through Certificate 1999-1C-1, Certificate No. C-1

4.1.9(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-0.

4.1.10(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-S.

4.1.11(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-0.

4.1.12(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-S.

4.1.13(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-0.

4.1.14(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-S.

4.1.15(6)	Pass Through Trust Agreement, dated as of April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc.

4.1.16(6)	Trust Supplement No. 1999-1A-1, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.17(6)	Trust Supplement No. 1999-1A-2, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.18(6)	Trust Supplement No. 1999-1B, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.19(6)	Trust Supplement No. 1999-1C, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.20(1)	Pass Through Trust Agreement, dated as of January 28, 2000, between Wilmington Trust Company, as Trustee and Atlas Air, Inc.

Exhibit Number	Description

4.1.21(1)	Trust Supplement No. 2000-1A, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.

4.1.22(1)	Trust Supplement No. 2000-1B, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.

4.1.23(1)	Trust Supplement No. 2000-1C, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.

4.1.24(3)	Note Purchase Agreement, dated as of February 9, 1998, among the Company, Wilmington Trust Company and First Security Bank, National Association (“Note Purchase Agreement 1998”).

4.1.25(1)

Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1998).

4.1.26(1)

Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1998).

4.1.27(1)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1998).

4.1.28(6)

Note Purchase Agreement, dated as of April 13, 1999, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 1999”).

4.1.29(6)

Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1999).

4.1.30(6)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1999).

4.1.31(6)

Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1999).

4.1.32(1)

Note Purchase Agreement, dated as of January 28, 2000, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 2000”).

4.1.33(1)

Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).

4.1.34(1)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).

4.1.35(1)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).

4.1.36(6)

Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).

4.1.37(6)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).

Exhibit Number	Description

4.1.38(6)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).

4.1.39**

Leased Aircraft Restructure Agreement with regard to Aircraft N491MC, dated July 27, 2004, by and among Atlas Air, Inc., Wells Fargo Bank Northwest, National Association as Owner Trustee, Wilmington Trust Company as Mortgagee, Class A Trustee and Subordination Agent, and DAF Investments, Ltd. as Owner Participant, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

4.1.40	1998 Class A Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A Trustee.

4.1.41	Amendment to 1999 Class A-1 Pass Through Trust Supplement, dated July 27, 2004, between Company and the Wilmington trust Company as Class A-1 Trustee.

4.1.42	Amendment to 2000 Class A Pass Through Trust Supplement between the Company and Wilmington Trust Company as Class A Trustee dated July 27, 2004.

10.1.1

Assignment and Assumption Agreement between the Company and the N491MC Owner Participant, dated July 27, 2004, pursuant to which the Company has exercised its option to purchase the entire owner participant interest with regard to Aircraft N491MC.

10.1.2

Assignment and Assumption Agreement between the Company and the N493MC Owner Participant, dated July 27, 2004, pursuant to which the Company has exercised its option to purchase the entire owner participant interest with regard to Aircraft N493MC.

10.1.3

Assignment and Assumption Agreement between the Company and the N496MC Owner Participant, dated July 27, 2004, pursuant to which the Company has exercised its option to purchase the entire owner participant interest with regard to Aircraft N496MC.

10.1.4

Assignment and Assumption Agreement between the Company and the N409MC Owner Participant, dated July 27, 2004, pursuant to which the Company has exercised its option to purchase the entire owner participant interest with regard to Aircraft N409MC.

10.2.1(7)	Agreement of Lease, dated November 9, 1999, between Texaco, Inc., Landlord, and the Company, Tenant, 2000 Westchester Avenue, White Plains, New York 10650.

10.3.1**

Loan and Security Agreement, dated as of November 30, 2004, by and among Atlas Air, Inc., Polar Air Cargo, Inc. as Borrowers, the Company and Airline Acquisition Corp I as Guarantors, Congress Financial Corp. as Agent, Wachovia Bank, National Association as Lead Arranger and certain Lenders.

10.3.2**	Aircraft Spare Parts Security Agreement, dated as of November 30, 2004, between Atlas Air, Inc. and Congress Financial Corporation.

10.3.3**	Aircraft Spare Parts Security Agreement, dated as of November 30, 2004, between Polar Air Cargo, Inc. and Congress Financial Corporation.

10.3.4**	Aircraft Engines Security Agreement, dated as of November 30, 2004, between Polar Air Cargo, Inc. and Congress Financial Corporation.

10.3.5**	Aircraft Security Agreement – N921FT, dated as of November 30, 2004, between Polar Air Cargo, Inc. and Congress Financial Corporation.

10.3.6**	Aircraft Security Agreement – N858FT, dated as of November 30, 2004, between Polar Air Cargo, Inc. and Congress Financial Corporation.

Exhibit Number	Description

10.3.7**	Slot, Airport Leasehold and Routes Pledge and Security Agreement, dated as of November 30, 2004, between Polar Air Cargo, Inc. and Atlas Air, Inc. in favor of Congress Financial Corporation.

10.3.8**	Trademark Collateral Assignment and Security Agreement, dated as of November 30, 2004, between Atlas Air, Inc. and Congress Financial Corporation.

10.3.9**	Trademark Collateral Assignment and Security Agreement, dated as of November 30, 2004, between Polar Air Cargo, Inc. and Congress Financial Corporation.

10.3.10**	Investment Property Pledge and Security Agreement, dated as of November 30, 2004, by Polar Air Cargo, Inc. in favor of Congress Financial Corporation.

10.3.11**	Investment Property Pledge and Security Agreement, dated as of November 30, 2004, by Atlas Air, Inc. in favor of Congress Financial Corporation.

10.3.12**	Pledge and Security Agreement, dated as of November 30, 2004, by Atlas Air, Inc. to and in favor of Congress Financial Corporation.

10.3.13**	Guarantee, dated as of November 30, 2004, by the Company and Airline Acquisition Corp. I, in favor of Congress Financial Corporation.

10.3.14**	Pledge and Security Agreement, dated as of November 30, 2004, by the Company, to and in favor of Congress Financial Corporation.

10.3.15**	Investment Property Pledge and Security Agreement, dated as of November 30, 2004, by the Company, to and in favor of Congress Financial Corporation

10.4.1(5)	Aircraft General Terms Agreement, dated June 6, 1997, between The Boeing Company and Atlas Air, Inc.

10.5.1**

Fifth Amended and Restated Credit Agreement dated as of July 27, 2004 among Atlas Air, Inc. as Borrower, certain Lenders and Deutsche Bank Trust Company Americas as Administrative Agent (“Aircraft Credit Facility”).

10.5.2	Guaranty, dated as of July 27, 2004, given by the Company relating to the Aircraft Credit Facility.

10.5.3	Subsidiaries Guaranty, dated July 27, 2004, given by Polar Air Cargo, Inc. and Airline Acquisition Corp. I, relating to the Aircraft Credit Facility.

10.5.4

Amendment No. 3 to First Security Agreement (N355MC), dated as of July 27, 2004, to secure obligations under the Aircraft Credit Facility, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.5.5

Amendment No. 3 to Second Security Agreement (N355MC), dated as of July 27, 2004, to secure obligations under the Aircraft Credit Facility, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.5.6

Amendment No. 4 to First Security Agreement (N355MC), dated as of November 30, 2004, to secure obligations under the Aircraft Credit Facility, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.5.7

Amendment No. 4 to Second Security Agreement (N355MC), dated as of November 30, 2004, to secure obligations under the Aircraft Credit Facility, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.6.1**

Amended and Restated Credit Agreement, dated as of July 27, 2004, among Atlas Freighter Leasing III, Inc., certain Lenders and Deutsche Bank Trust Company Americas as Administrative Agent (“AFL III Credit Agreement”).

Exhibit Number	Description

10.6.2	First Amendment and Consent to Amended and Restated Credit Agreement dated as of November 30, 2004 relating to the AFL III Credit Agreement.

10.6.3**

Amended and Restated Lease Agreement (N505MC), dated as of July 27, 2004, relating to the AFL III Credit Agreement, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.6.4

Lease Supplement No. 1 (N505MC), dated as of July 27, 2004, relating to the AFL III Credit Agreement, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.6.5

Amendment No. 1 to Amended and Restated Lease (N505MC), dated as of November 30, 2004, relating to the AFL III Credit Agreement, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.6.6

Amendment No. 2 to Amended and Restated Lease (N505MC), dated as of May 31, 2005, relating to the AFL III Credit Agreement, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.6.7

Amendment No. 3 to Security Agreement (N505MC), dated as of July 27, 2004, relating to the AFL III Credit Agreement, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.6.8

Amendment No. 4 to Security Agreement (N505MC), dated as of May 31, 2005, relating to the AFL III Credit Agreement, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.6.9

Holdings Guaranty (N505MC), dated as of July 27, 2004, given by the Company, relating to the AFL III Credit Agreement, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.6.10

Subsidiaries Guaranty (N505MC), dated as of July 27, 2004, given by Polar Air Cargo, Inc. and Aircraft Acquisition Corp. I, relating to the AFL III Credit Agreement, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.7.1**

Amendment Agreement, dated August 1, 2003, between Tuolumne River Aircraft Finance, Inc., as Lessor and Atlas Air, Inc. as Lessee in respect of Lease dated July 16, 2002 with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.7.2**

Amended Restructuring Letter, dated August 1, 2003, between Tuolumne River Aircraft Finance, Inc., as Lessor and Atlas Air, Inc. as Lessee with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.7.3

Acknowledgement and Agreement, dated November 18, 2003, given by the Company with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.7.4

Acknowledgement and Agreement, dated November 18, 2003, given by Polar Air Cargo, Inc. with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.7.5

Guaranty (N416MC), dated as of July 27, 2004, given by Polar Air Cargo, Inc., together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

Exhibit Number	Description

10.7.6

Guaranty (N416MC), dated as of July 27, 2004, given by the Company, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.8.1**

Amendment Agreement, dated August 1, 2003, between Polaris Aircraft Finance, Inc., as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease dated October 24, 2001 with respect to Aircraft N920FT.

10.8.2**	Restructuring Letter Agreement dated August 1, 2003 between Polaris Aircraft, Inc., as Lessor and Polar Air Cargo, Inc. as Lessee with respect to Aircraft N920FT.

10.8.3	Acknowledgement and Agreement, dated November 18, 2003, given by the Company with respect to Aircraft N920FT.

10.8.4	Acknowledgement, Consent and Agreement, dated November 18, 2003, given by the Company with respect to Aircraft N920FT.

10.8.5	Guaranty (N920FT), dated as of July 27, 2004, given by Atlas Air, Inc. in favor of Polaris Aircraft, Inc.

10.8.6	Guaranty (N920FT), dated as of July 27, 2004, given by the Company in favor of Polaris Aircraft, Inc.

10.9.1**

Amendment Agreement, dated August 1, 2003, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.9.2

Second Amendment Agreement, dated January 31, 2005, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.9.3**

Acknowledgement, Consent and Agreement, dated January 31, 2005, given by the Company with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.9.4**

Restructuring Letter Agreement, dated August 1, 2003, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.9.5**

Acknowledgement and Agreement, dated November 18, 2003, given by the Company with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.9.6**

Acknowledgement and Agreement, dated November 18, 2003, given by Atlas Air, Inc. with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.9.7**

Acknowledgement, Consent and Agreement, dated November 18, 2003, given by the Company with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.9.8**

Guaranty (N450PA), dated as of July 27, 2004, given by Atlas Air, Inc. in favor of General Electric Capital Corporation, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

Exhibit Number	Description

10.9.9**

Guaranty (N450PA), dated as of July 27, 2004, given by the Company in favor of General Electric Capital Corporation, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.10.1**

Amendment Agreement, dated August 1, 2003, between Charles River Aircraft Finance, Inc., as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement dated July 24, 2002 with respect to Aircraft N454PA.

10.10.2**

Second Amendment Agreement, dated January 31, 2005, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement, dated July 24, 2002, with respect to Aircraft N454PA.

10.10.3**	Acknowledgement, Consent and Agreement, dated January 31, 2005, given by the Company with respect to Aircraft N454PA.

10.10.4**	Restructuring Letter Agreement, dated August 1, 2003, between Charles River Aircraft Finance, Inc., as Lessor and Polar Air Cargo, Inc. as Lessee with respect to Aircraft N454PA.

10.10.5**	Acknowledgement and Agreement, dated November 18, 2003, given by the Company with respect to Aircraft N454PA.

10.10.6**	Acknowledgement and Agreement, dated November 18, 2003, given by Atlas Air, Inc. with respect to Aircraft N454PA.

10.10.7**	Acknowledgement, Consent and Agreement, dated November 18, 2003, given by the Company with respect to Aircraft N454PA.

10.10.8**	Guaranty (N454PA), dated as of July 27, 2004, given by Atlas Air, Inc. in favor of Charles River Aircraft Finance, Inc.

10.10.9**	Guaranty (N454PA), dated as of July 27, 2004, given by the Company in favor of Charles River Aircraft Finance, Inc.

10.11.1*(4)	Engine Maintenance Agreement, dated June 6, 1996, between Atlas Air, Inc. and General Electric Company.

10.11.2**	Amendment No. 8 to ESD-96-232I, dated November 18, 2003, between Atlas Air, Inc. and GE Engine Services, Inc.

10.12.1**

Engine Maintenance Contract, dated April 30, 2004, between the Company and MTU Maintenance Hannover GmbH, with regard to CF6 80C2 Engines in the 1998 EETC Transaction together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.13.1**	Agreement, dated November 19, 1999, between Atlas Air, Inc. and MTU Maintenance Hannover GmbH, with regard to CF6 50E2 Engines.

10.13.2**	Second Amendment to the Agreement, dated August 2, 2004, between Atlas Air, Inc. and MTU Maintenance Hannover GmbH, with regard to CF6 50E2 Engines.

10.14.1**	Maintenance and Pool Agreement for Rotable Components B747-200/300/400F, dated June 19, 2003, between Atlas Air, Inc. and KLM Royal Dutch Airlines.

10.15.1**	Contract, dated October 1, 2004, between HQ AMC/A34TM and the Company.

10.16.1	Employment Agreement, dated as of April 1, 2005, between Atlas Air, Inc. and Jeffrey H. Erickson.

10.17.1	Employment Agreement, dated as of February 1, 2003, between the Company and T. Wakelee Smith, as amended June 15, 2004.

Exhibit Number	Description

10.18.1	Employment Agreement, dated as of May 1, 2003, between Atlas Air, Inc. and Ronald A. Lane, as amended January 24, 2004 and as amended April 20, 2004.

10.19.1	Employment Agreement, dated as of April 1, 2005, between Atlas Air, Inc. and John W. Dietrich.

10.20.1	Employment Agreement, dated as of November 1, 2000, between the Company and James R. Cato, as amended February 1, 2004.

10.21.1	Benefits Program for Executive Vice Presidents and Senior Vice Presidents, dated March 1, 2005.

10.22.1	Benefits Program for Vice Presidents, dated March 1, 2005.

10.23.1(12)	Term Sheet for Michael L. Barna, effective as of April 11, 2005.

10.24.1(13)	Term Sheet for Gordon L. Hutchinson, effective as of May 2, 2005.

10.25.1	Board of Directors Compensation.

10.26.1(2)	Atlas Air, Inc. Profit Sharing Plan.

10.27.1(10)	Atlas Air Worldwide Holdings, Inc. 2004 Long Term Incentive and Share Award Plan.

10.27.2(10)	Form of Restricted Share Agreement – Directors Version - 2004 Long Term Incentive and Share Award Plan.

10.27.3(10)	Form of Restricted Share Agreement – Management Version – 2004 Long Term Incentive and Share Award Plan.

10.27.4(11)	Form of Stock Option Agreement – Employee Version – 2004 Long Term Incentive and Share Award Plan.

10.28.1	Atlas Air Worldwide Holdings, Inc. 2004 Employee Stock Option Plan.

14.1.1(14)	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board of Directors.

21.1.1	Subsidiaries List.

24.1.1	Power of Attorney.

31.1.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer.

31.2.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer.

32.1.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-4 (No. 333-36268).

(2)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-1 (No. 33-90304).

(3)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-25732).

(4)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-25732).

(5)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-4 (No. 333-36305).

(6)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-3 (No. 333-71833).

(7)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-25732).

(8)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 16, 2001 (File No. 0-25732).

(9)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 26, 2004. (File No. 001-16545).

(10)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated December 28, 2004 (File 001-16545).

(11)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 0-25732).

(12)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 31, 2005 (File No. 001-16545).

(13)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated April 22, 2005. (File No. 001-16545).

(14)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 23, 2005 (File No. 001-16545).

*	Portions of this document, for which the Company has been granted confidential treatment, have been redacted and filed separately with the Securities and Exchange Commission.

**	To be filed by amendment in reliance on Rule 12b-21 promulgated under the Exchange Act. Due to unreasonable effort or expense, the exhibit could not be available at the time of filing of this report.