Form 10-Q
period 2004-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2005-07-08
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Atlas Air Worldwide Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	0-25732	13-4146982
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2000 Westchester Avenue, Purchase, New York		10577
(Address of principal executive offices)		(Zip Code)
(914) 701-8000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b- 2). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: As of June 1, 2005, there were 3,650,149 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE

          Atlas Air Worldwide Holdings, Inc., after having filed a voluntary bankruptcy petition for relief under Chapter 11 of the United States Bankruptcy Code on January 30, 2004 and emerging from bankruptcy on July 27, 2004, did not timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. The information reported herein is as of March 31, 2004, unless otherwise noted.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.
(Debtor-in-Possession)
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Operating Revenues
Scheduled service	$145,068	$102,832
ACMI lease contracts	83,230	67,083
AMC charter	53,113	139,279
Charter service	5,598	19,516
Other revenue	10,445	16,415

Total operating revenues	297,454	345,125

Operating expenses
Aircraft fuel	69,836	85,436
Salaries, wages & benefits	52,865	52,552
Maintenance, materials and repairs	52,878	41,850
Aircraft rent	37,655	52,434
Ground handling	22,581	20,311
Landing fees and other rent	22,077	21,199
Depreciation and amortization	14,266	16,767
Travel	12,146	18,632
Pre-petition and post-emergence costs and related professional fees	9,439	9,498
Other	25,573	45,086

Total operating expenses	319,316	363,765

Operating loss	(21,862)	(18,640)

Non-operating Expenses
Interest income	(190)	(1,008)
Interest expense (excluding post-petition contractual interest of $7,119 for the three months ended March 31, 2004)	23,568	19,417
Other, net	32	843
Reorganization items, net	12,191	—

Total non-operating expenses	35,601	19,252

Loss before income tax expense	(57,463)	(37,892)
Income tax expense	1,117	—

Net loss	$(58,580)	$(37,892)

Basic and diluted loss per share:
Net loss	$(1.53)	$(0.99)

See accompanying notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
(Debtor-in-Possession)
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	March 31, 2004	December 31, 2003

Assets
Current Assets
Cash and cash equivalents	$138,452	$93,297
Accounts receivable, less allowance of $16,640 and $24,304, respectively	147,666	159,393
Prepaid maintenance	95,956	86,876
Deferred taxes	13,660	8,508
Prepaid expenses and other current assets, net of accumulated amortization of $30,070 and $28,689, respectively	42,544	41,274

Total current assets	438,278	389,348
Property and Equipment
Flight equipment	959,490	833,079
Ground equipment	41,566	40,783
Less: accumulated depreciation	(90,081)	(78,768)

Total Property and equipment, net	910,975	795,094
Other Assets
Route acquisition costs	42,238	42,238
Deposits and other assets	17,968	59,760
Prepaid aircraft rent	96,054	114,167

Total Assets	$1,505,513	$1,400,607

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$28,030	$35,530
Accrued liabilities	168,657	176,817
Liabilities subject to compromise	572,410	—
Debt	700,078	964,557

Total current liabilities	1,469,175	1,176,904
Other Liabilities
Deferred gains	109,540	170,363
Accrued maintenance	—	62,119
Deferred tax liabilities	13,660	8,508
Other liabilities	—	10,995

Total other liabilities	123,200	251,985
Commitments and Contingencies (Note 10)
Stockholders’ Deficit
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 38,377,504 shares issued and outstanding	384	384
Treasury stock, at cost; 1,050 shares	(4)	(4)
Additional paid-in-capital	306,303	306,303
Accumulated deficit	(393,545)	(334,965)

Total Stockholders’ Deficit	(86,862)	(28,282)

Total Liabilities and Stockholders’ Deficit	$1,505,513	$1,400,607

See accompanying notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
(Debtor-in-Possession)
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Cash Flow from Operating Activities:
Net loss	$(58,580)	$(37,892)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	14,266	16,767
Reorganization items, net	5,899	—
Provision for doubtful accounts	(1,241)	6,658
Amortization of debt issuance cost and lease financing deferred gains	(24)	(2,593)
Other, net	—	3,970
Changes in operating assets and liabilities:
Accounts receivable and other current assets	13,492	22,276
Prepaids and other current assets	13,286	(42,159)
Deposits and other assets	(655)	(43,387)
Accrued liabilities related to reorganization items	6,292	—
Accounts payable and accrued liabilities	47,182	1,579

Net cash provided (used) by operating activities	39,917	(74,781)

Cash Flows from Investing Activities:
Capital expenditures	(2,830)	(2,189)
Maturity of investments	—	31,004

Net cash (used) provided by investing activities	(2,830)	28,815

Cash Flows from Financing Activities:
Proceeds from loan	18,000	—
Issuance of common stock	—	240
Purchase of treasury stock	—	(217)
Payment of debt issuance costs	(2,510)	—
Payment on debt	(7,422)	(41,456)

Net cash provided (used) by financing activities	8,068	(41,433)

Net increase (decrease) in cash and cash equivalents	45,155	(87,399)
Cash and cash equivalents at the beginning of period	93,297	222,392

Cash and cash equivalents at end of period	$138,452	$134,993

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,510	$20,137

Cash paid for reorganization items	$6,292	$—

Supplemental disclosure of non cash flow financing and investing information:
Increase in debt and flight equipment	$204,964	$45,230

See accompanying notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
(Debtor-in-Possession)

Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

          The accompanying interim Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements contain certain financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the Financial Statements contain all adjustments, including normal recurring accruals, necessary to fairly present the financial position of Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) and its consolidated subsidiaries as of March 31, 2004, and the results of operations for the three month periods ended March 31, 2004 and 2003 and cash flows for the three month periods ended March 31, 2004 and 2003. The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2004 included in the Annual Report on Form 10-K of Holdings that was filed with the SEC on June 30, 2005. Except for per share data, all dollar amounts are in thousands unless otherwise noted. The Company's quarterly results have in the past been subject to seasonal and other fluctuations and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

          Holdings is the parent company of two principal operating subsidiaries, Atlas Air, Inc. (“Atlas”) and Polar Air Cargo, Inc. (“Polar”). Holdings, Atlas, Polar and Holdings’ other subsidiaries are referred to collectively as the “Company.” The Company provides air cargo and related services throughout the world, serving Asia, Australia, the Pacific Rim, Europe, South America and the United States through two principal means: (i) airport-to-airport scheduled air cargo service (“Scheduled Service”); and (ii) contractual lease arrangements in which the Company provides the aircraft, crew, maintenance and insurance (“ACMI”, “ACMI contracts”, or in some circumstances “wet leases”). The Company also furnishes seasonal, commercial, military and ad-hoc charter services. (See Note 9.) The Company operates only Boeing 747 freighter aircraft.

          The Financial Statements also have been prepared in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Accordingly, all pre-bankruptcy petition (“pre-petition”) liabilities believed to be subject to compromise have been segregated in the Consolidated Balance Sheets (the “Balance Sheets”) and classified as “liabilities subject to compromise” at the estimated amount of allowable claims under the Chapter 11 Cases (defined in Note 2). Liabilities not believed to be subject to compromise in the bankruptcy proceedings are separately classified as “current” and “non-current”, as appropriate. Expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as “Reorganization items”. Also, interest expense is reported only to the extent that it was to be paid during the pending Chapter 11 Cases or where it was probable that it would be an allowed claim in the Chapter 11 Cases. Cash used for reorganization items is disclosed separately in Note 3.

2. Background and Bankruptcy

          The sustained weakness of both the United States and international economies that began in early 2001 and continued through the beginning of 2004, coupled with the lingering impact of the September 11, 2001 terrorist attacks, had a negative impact on both international trade demand and the airline industry, including the ACMI and air cargo Scheduled Service markets, which are vital to the Company’s results. Because of the resulting negative impact on the Company’s financial condition and as part of a comprehensive financial restructuring of our aircraft debt and lease obligations, among other things, the Company defaulted on its reporting covenants and payment obligations under substantially all of its debt and lease arrangements. As a result, all debt outstanding was classified as a current liability at March 31, 2004 and December 31, 2003.

          In January 2003, the Company commenced a financial restructuring through negotiations with the lenders under its Aircraft Credit Facility (defined in Note 6) and AFL III Credit Facility (also defined in Note 6) regarding impending principal payments and covenant defaults, as well as the suspension of lease payments on six Boeing 747-200 aircraft. These negotiations were also held in conjunction with negotiations with certain other aircraft lessors to reduce or defer operating lease payments.

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

          In order to formalize its restructuring efforts, in March 2003 the Company embarked on a comprehensive operational and financial restructuring program that included the following key elements: (i) reorganizing the management team and management functions; (ii) enhancing profitability through operational restructuring initiatives; (iii) reducing fixed financial costs through the restructuring of aircraft-related debt and lease obligations; and (iv) de-leveraging through the conversion of Senior Notes (defined in Note 6) and other unsecured obligations into equity in Holdings.

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

          As part of the global settlement and pursuant to the Plan of Reorganization, the holders of allowed unsecured claims against Polar will receive a 60.0% cash distribution. The Company anticipates that the total cash payments under the settlement will be between $25 and $35 million. The cash settlement payments were funded by the Company with cash on hand, which includes proceeds of approximately $20.2 million derived from a subscription offering of Holdings new common stock (“New Common Stock”) to unsecured creditors of Atlas completed in July 2004. Under the global settlement, the percentage of Holdings’ common stock initially anticipated to be allocated to unsecured creditors of Polar were offered for sale and sold to the unsecured creditors of Atlas through this subscription with the proceeds placed in a trust for the benefit of the Polar Creditors. The holders of allowed general unsecured claims against Holdings, Atlas, Acquisition and Logistics will receive, collectively, approximately 17,202,666 shares of the New Common Stock, which, excluding the shares acquired under the subscription, were valued under the Plan of Reorganization at approximately $216.2 million (at the Plan of Reorganization value of $12.57 per share).

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

          On July 14, 2004, Holdings, on behalf of Atlas and Polar (collectively, the “Borrowers”), among others, signed a commitment letter with Congress Financial Corporation (“Congress”) and Wachovia Bank National Association (“Wachovia”) for a $60 million secured revolving credit facility. The consummation of the revolving credit facility was predicated upon the Debtors’ emergence from bankruptcy, among other things. On November 30, 2004, the Borrowers, and Holdings and Acquisition, as guarantors (collectively, the “Guarantors”), entered into the secured revolving credit facility with Congress, as agent for the lenders party thereto, and Wachovia, as lead arranger (the “Revolving Credit Facility”) effective December 31, 2004. The Revolving Credit Facility provides the Borrowers with revolving loans of up to $60 million in the aggregate, including up to $10 million of letter of credit accommodations. Availability under the Revolving Credit Facility will be based on a borrowing base, which will be calculated as a percentage of eligible accounts receivable. At December 31, 2004, based on the borrowing base, the Company had $19 million available for borrowing under the Revolving Credit Facility. There was no balance outstanding at December 31, 2004. The Revolving Credit Facility has an initial four-year term after which the parties can agree to enter into additional one-year renewal periods. See Note 6.

3. Reorganization

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

Administrative, Priority, Secured and Governmental Claims

          By order dated November 16, 2004, the Bankruptcy Court extended to February 1, 2005 the deadline for the Company to object to: (i) administrative claims, (ii) priority unsecured claims, (iii) secured claims and (iv) governmental claims.

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

          Excluding the long-term incentive plan, the proposed allocation of New Common Stock under the Plan of Reorganization is illustrated in the chart below:

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

          In addition, on August 26, 2004, the Bankruptcy Court entered an order approving the issuance of 200,000 shares of New Common Stock to DVB as part of a settlement involving the restructuring of the lease of aircraft tail number N409MC. (See Note 6.) These shares were not part of the original 20,000,000 shares of New Common Stock allocated in the Plan of Reorganization discussed above.

          Distributions of shares of New Common Stock to holders of allowed Senior Notes (defined in Note 6) claims (relating to Atlas’ 10.75% Notes due 2005, 9.375% Notes due 2006, and 9.25% Notes due 2008) will be made to the indenture trustee, which will transmit the shares to the appropriate claimholders in accordance with the plan of Reorganization and the respective indentures. Distributions to holders of other allowed general unsecured claims will be made directly to such claimholders in accordance with the Plan of Reorganization.

Reorganization Items

          In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred for the period January 31, 2004 through March 31, 2004:

Legal and Professional Fees	$6,292
Rejection of CF6-80 PBH engine agreement (a)	(59,552)
Claims related to rejection of owned and capital leased aircraft (b)	36,666
Claims related to rejection of aircraft leases (c)	28,833
Other	(48)

Total	$12,191

(a)	The Company rejected a CF6-80 Power-By-The-Hour engine maintenance agreement and wrote off the associated accrued liability of $59.6 million.

(b)	The Company rejected two owned aircraft, tail numbers N354MC and N535MC, which were financed and wrote off the assets, liabilities and net book value of $36.7 million.

(c)	The Company rejected five leased aircraft, tail numbers N507MC, N922FT, N858FT, N859FT and N923FT that resulted in unsecured claims of $28.8 million.

          Also in accordance with SOP 90-7, interest expense of $7.1 million for the period January 31, 2004 through March 31, 2004, has not been recognized on approximately $437.5 million of Senior Notes (defined in Note 6) as such interest will not be an allowed claim nor paid. Also, during the same period, the Company paid approximately $6.3 million in cash in respect of the Reorganization items listed above.

          Pursuant to SOP 90-7, the Company had segregated and classified certain pre-petition obligations as liabilities subject to compromise. The following table sets forth the Debtors’ estimated liabilities subject to compromise as of March 31, 2004 (definitions are set forth in Note 6):

Pre-Petition Obligations	March 31, 2004

9 1/4% Senior Notes due 2008	$153,000
9 3/8% Senior Notes due 2006	147,000
10 3/4% Senior Notes due 2005	137,475
Accrued Interest Payable	56,147
Accounts Payable	19,064
Accrued Expenses	59,724

Total liabilities subject to compromise	$572,410

4. Summary of Significant Accounting Policies

          The Company’s accounting policies conform to GAAP. Significant policies followed are described below.

Use of Estimates

          The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the Financial Statements and footnotes thereto. Actual results may differ from those estimates. Important estimates include asset lives, valuation allowances (including, but not limited to, those related to receivables, inventory and deferred taxes, income tax accounting, self-insurance employee benefit accruals and contingent liabilities.

Revenue Recognition

          The Company recognizes revenue when a sales arrangement exists, services have been rendered, the sales price is fixed and determinable, and collectibility is reasonably assured.

          Revenue for Scheduled Service and Charter Services is recognized upon flight departure. ACMI contract revenue is recognized as the actual block hours operated on behalf of a customer during a calendar month.

          Other revenue includes rents from dry leases of owned aircraft and is recognized in accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 13, Accounting for Leases.

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

Investments

          The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method and is included in other assets on the Consolidated Balance Sheet.

          The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is determined to be other than temporary, the investment is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations (the “Statements of Operations”).

Inventories

          Spare parts, materials and supplies for flight equipment are carried at average acquisition cost, which are expensed when used in operations and are included in prepaid expenses and other current assets in the consolidated balance sheet. Rotable parts are written off when beyond economic repair. At March 31, 2004 and December 31, 2003, the reserve for expendable obsolescence was $1.3 and $1.4 million, respectively. Allowances for obsolescence for spare parts expected to be on hand at the date aircraft are retired from service are provided over the estimated useful lives of the related aircraft and engines. Allowances are also provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change as conditions in our business evolve. Rotable inventory is recorded in “Property and Equipment”.

Property and Equipment

          The Company records its property and equipment at cost and depreciates these assets on a straight-line basis over their estimated useful lives to their estimated residual values, over periods not to exceed forty years for flight equipment (from date of original manufacture) and three to five years for ground equipment, once the asset is placed in service. Property under capital leases and related obligations are recorded at the lesser of an amount equal to (a) the present value of future minimum lease payments computed on the basis of the Company’s incre-

mental borrowing rate or, when known, the interest rate implicit in the lease or (b) the fair value of the asset. Amortization of property under a capital lease is on a straight-line basis over the lease term and is included in depreciation expense, unless ownership takes place or a purchase option exists. In that case, amortization is over the remaining manufacturer’s life of the aircraft from date of acquisition.

          Expenditures for major additions, improvements and flight equipment modifications are generally capitalized and depreciated over the shorter of the assets remaining lives or lease lives in the event that any modifications or improvements are on operating lease equipment. Substantially all property and equipment is specifically pledged as collateral for indebtedness of the Company.

Measurement of Impairment of Long-Lived Assets

          When events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, the Company records impairment losses on those long-lived assets used in operations.

          The impairment charge is determined based upon the amount by which the net book value of the assets exceeds their estimated fair value. In determining the fair value of the assets, the Company considers market trends, published values for similar assets, recent transactions involving sales of similar assets or quotes from third-party appraisers. In making these determinations, the Company also uses certain assumptions, including, but not limited to, the estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated residual values.

Intangible Assets

          Route acquisition costs represent the allocation of purchase price in connection with the Polar acquisition attributable to operating rights (takeoff and landing slots) at Narita Airport in Tokyo, Japan. Since the operating rights are considered to have an indefinite life, no amortization has been recorded.

          Under SFAS No. 142, intangibles with indefinite lives are not amortized but reviewed for impairment annually, or more frequently, if unpairment indicators arise. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that the Company expects to generate from their use. If the Company’s expectations of future results and cash flows change and are significantly diminished, intangible assets may be impaired and the resulting charge to operations may be material. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material changes to the results of operations.

          The Company reviews its route acquisition costs annually in accordance with SFAS No.142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The analysis has not resulted in any impairment charges to the date of this report.

Concentration of Credit Risk and Significant Customers

          The United States Military Airlift Mobility Command (“AMC”) charters accounted for 17.9% and 40.4% for the three month periods ended March 31, 2004 and 2003, respectively, of the Company’s total revenues. Accounts receivable from the United States Military were $10.7 million and $15.3 million at March 31, 2004 and December 31, 2003, respectively.

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

Debt Issuance Costs

          Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method for amortization. Amortization of debt issuance costs was $1.4 million and $1.1 million, for the three month periods ended March 31, 2004 and 2003, respectively, and is included as a component of interest expense on the Statements of Operations.

Aircraft Maintenance and Repair

          Maintenance and repair costs for both owned and leased aircraft are charged to expense as incurred, except Boeing 747-400 engine (GE CF6-80C2) overhaul costs through January 2004. These were performed under a fully outsourced power-by-the-hour maintenance agreement. The costs thereunder were accrued based on the hours flown. This contract was rejected in the Chapter 11 Cases.

Foreign Currency Transactions

          The Company’s results of operations are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenues and expenses. The Company’s largest exposure comes from the British pound, the Euro, the Japanese yen and various Asian currencies. The Company does not currently have a foreign currency hedging program related to its foreign currency-denominated sales. Gains or losses resulting from foreign currency transactions are included in other non-operating expenses, net and have not been significant to our operating results for any period.

Stock-Based Compensation

          The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations (“APB 25”). The Company had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No.148”). Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123 and SFAS No.148, pro forma net loss and loss per share for the three month periods ended March 31, 2004 and 2003 would be as follows:

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Net loss, as reported	$(58,580)	$(37,892)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,105)	(1,511)

Pro forma net loss	$(59,685)	$(39,403)

Basic and diluted loss per share:
As reported	$(1.53)	$(0.99)

Pro forma	$(1.56)	$(1.03)

          On the Effective Date, the Predecessor Company’s stock-based employee compensation plans were terminated and all outstanding options and restricted stock were cancelled.

Recently Issued Accounting Standards

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FAS 123 and supersedes APB 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the SEC decided to delay the implementation date to the beginning of the first fiscal year beginning after December 15, 2005. The Company has the option to choose either the modified prospective or modified retrospective method. The Company expects to adopt FAS 123R in the first quarter of 2006, using the modified prospective method of adoption which requires that compen-

sation expense be recorded over the expected remaining life of all unvested stock options and restricted stock and for any new grants thereof at the beginning of the first quarter of adoption of FAS 123R. We are currently evaluating the impact FAS 123R will have on the Company, and based on our preliminary analysis, expect to incur additional compensation expense as a result of the adoption of this new accounting standard that may be material to the 2006 financial statements.

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

          Twelve of the Company’s forty-three operating aircraft are owned and leased through trusts established specifically to purchase, finance and lease aircraft to the Company. These leasing entities meet the criteria for variable interest entities. All fixed price options were restructured to reflect a fair market value purchase option, and as such, the Company is not the primary beneficiary of the leasing entities. The Company is generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates the Company to absorb decreases in value or entitles the Company to participate in increases in the value of the aircraft. The Company has not consolidated the related trusts upon application of FIN 46 because the Company is not the primary beneficiary based on the option price restructurings. The Company’s maximum exposure under these leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 7.

5. Investments

          At December 31, 2003, the Company held a restricted guaranteed investment contract in the amount of $26.0 million. In 2004, an aircraft lessor exercised its rights due to a rent payment default on aircraft N496MC and drew down on the guaranteed investment contracts in the amount of $26.0 million (see Note 6).

6. Debt

          The Company’s debt obligations, including capital leases, as of March 31, 2004 and December 31, 2003, were as follows:

	March 31, 2004	December 31, 2003

Debt Obligations
Aircraft Credit Facility	$42,605	$43,578
AFL III Credit Facility	159,435	162,856
9 1/4% Senior Notes due 2008	153,000	152,886
9 3/8% Senior Notes due 2006	147,000	147,000
10 3/4% Senior Notes due 2005	137,475	137,475
2000 EETCs	59,949	59,916
1999 EETCs	152,302	87,258
1998 EETCs	201,598	73,470
Capital leases	51,451	52,270
Other	14,738	47,848
DIP Financing Facility	18,000	—

Total Debt	1,137,553	964,557
Less: liabilities subject to compromise	(437,475)	—

Total debt	$700,078	$964,557

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

Deutsche Bank Trust Company

          Deutsche Bank Trust Company (“Deutsche Bank”) is the administrative agent for two syndicated loans to Atlas and its affiliates. One loan was made to AFL III (a wholly owned subsidiary of Atlas) and the other loan was made through the Aircraft Credit Facility (“Aircraft Credit Facility” or “ACF”). The obligations under these two credit facilities are secured by 15 Boeing 747-200’s and one Boeing 747-300 aircraft and several spare General Electric CF6-50E2 and CF6-80 engines. AFL III leases the collateral securing the AFL III Credit Facility, including aircraft and related equipment, to Atlas. AFL III has collaterally assigned those leases and the proceeds thereof to Deutsche Bank as security for the AFL III Credit Facility.

          Atlas, AFL III, Deutsche Bank, as administrative agent, and a majority of the lenders comprising the bank group under each credit facility, executed forbearance agreements dated July 3, 2003, which contained the terms of the initial loan restructurings. In January, February and March 2004, the parties entered into letter agreements that further amended the original forbearance agreements (as amended, the “Forbearance Agreements”). At March 31, 2004, the Company was in default under the AFL III Credit Facility and the Aircraft Credit Facility although Atlas and AFL III were performing and in compliance with the Forbearance Agreements. The defaults were cured on July 27, 2004.

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

AFL III Credit Facility

          Under the Forbearance Agreements, the AFL III lenders agreed to accept lower monthly principal payments over a longer term including a deferral of up to $20.3 million in principal payments otherwise due in 2004 and early 2005, provided that Atlas performs certain maintenance events on the aircraft collateral during such period. The deferred amount is due December 31, 2009, unless Atlas exceeds certain financial targets, in which case part of the deferred amount may become due earlier. AFL III and its lenders executed an amended and restated credit agreement on July 27, 2004. As additional consideration for the restructuring, the lenders under the AFL III Credit Facility received 253,200 shares of New Common Stock to be issued under the Plan of Reorganization.

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

Senior Notes

          The various senior notes issued by Atlas (collectively, the “Senior Notes”) as of March 31, 2004, in the aggregate principal amount of $437.5 million, were general unsecured obligations of Atlas, which ranked pari passu in right of payment to any of Atlas’ existing and future unsecured senior indebtedness. Interest on the Senior Notes was payable semi-annually in arrears; however, no interest payments were made after March 28, 2003. The Senior Notes were cancelled under the Plan of Reorganization on the Effective Date and are entitled to receive a significant portion of the New Common Stock pursuant to the Plan of Reorganization (See Note 3 above).

Enhanced Equipment Trust Certificate Transactions

Overview of EETC Transactions

          In three separate transactions in 1998, 1999 and 2000, Atlas issued pass-through certificates, also known as Enhanced Equipment Trust Certificates (“EETCs”). These securities were issued for the purpose of financing the acquisition of a total of 12 Boeing 747-400 aircraft. In the 1998 EETC transaction, $538.9 million of EETCs were issued to finance five of these aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 1999 EETC transaction, $543.6 million of EETCs were issued to finance five of these aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 2000 EETC transaction, $217.3 million of EETCs were issued to finance the remaining two of these aircraft, both pursuant to leveraged leases. Historically, the debt obligations relating solely to owned EETC aircraft have been reflected on the Company’s balance sheet while the debt obligations related to the leased EETC aircraft have not been reflected on the Company’s balance sheet because such obligations previously constituted operating leases. Through the restructuring however, Atlas became the beneficial owner of four of the previously leased aircraft (see Restructuring of EETCs below) resulting in a total of six aircraft reflected on the Company’s balance sheet.

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

2000 EETCs

          In April 2000, Atlas completed an offering of $217.3 million of Enhanced Equipment Trust Certificates (“2000 EETCs”). The cash proceeds from the 2000 EETCs were used to finance (through two leveraged lease transactions) two new 747-400 freighter aircraft which were delivered to Atlas during the second quarter of 2000. Subsequent to the financing, Atlas completed a sale-leaseback transaction on both aircraft and issued a guarantee to the owner participant of one of the aircraft. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 8.71% to 9.70%, payable monthly as of March 31, 2004, and previously payable semi-annually.

          In July 2003, Atlas defaulted on the lease payments with respect to an aircraft leased in the 2000 EETC transaction, tail number N409MC (“N409MC”), and, as a result, the owner participant for such aircraft liquidated collateral that secured its owner participant interest. This collateral consisted of a $22.6 million guaranteed investment contract and a $15.4 million letter of credit. The letter of credit was issued by DVB and guaranteed by Atlas, resulting in DVB becoming the new owner participant when it was drawn and funded to the original owner participant.

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

c.

Atlas released DVB from any claims it might have for the period before the closing of the purchase of the OP Interest (the “OP Closing”). DVB and Atlas released any claims (including tax indemnity claims) they may have against each other, their respective officers, directors, employees, attorneys, and representatives arising out of or in connection with (i) the purchase transaction other than the payment obligations evidenced by the 409 OP Note and any sales or transfer taxes, which shall be Atlas’s responsibility; (ii) any prior Atlas payment default; and (iii) any prior acts or omissions of Atlas or DVB or their respective officers, directors, employees, attorneys, and representatives; and

d.

DVB was allowed a general unsecured claim under the Plan of Reorganization in the amount of $16.8 million on account of the DVB Claim, which represents approximately 444,690 shares of New Common Stock.

The table below summarizes the fair market value of the obligations recorded for the aircraft at July 27, 2004

Aircraft Tail Number	Description	Fair Value of the Debt and stock at Date of Modification

N409MC	EETC Note A	$51,528
	EETC Note B	7,833
	EETC Note C	2,147
	409 OP Note	9,000
	New Common stock	8,104

	Total	$78,612

          In connection with this financing, the Company has a blended effective interest rate of 11.31% and 14.86% as of March 31, 2004 and December 31, 2003, respectively, payable monthly. According to the terms of the equipment notes, principal payments vary and are payable through 2021.

          As contemplated under the DVB Term Sheet, holders of the majority of Senior Notes purchased the 409 OP Note and the 200,000 shares from DVB for $9,000,000 in cash. This sale of the 409 OP Note and the shares to third parties was concluded as part of the transactions that closed at the OP Closing.

1999 EETCs

          In 1999, Atlas completed an offering of Enhanced Equipment Trust Certificates (“1999 EETCs”). As of March 31, 2004 the outstanding balance of the 1999 EETCs relate to two owned Boeing 747-400F aircraft numbers N495MC and N496MC. As of December 31, 2003, the outstanding balance of the 1999 EETCs relate to one owned Boeing 747-400F aircraft number N495MC. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 6.88% to 8.77%, payable monthly as of March 31, 2004, and previously payable semi-annually.

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

		Fair Value of the
Aircraft Tail		Debt at Date of
Number	Description	Modification

N496MC	EETC Note A	$50,054
	EETC Note B	9,429
	EETC Note C	5,562

	Total	$65,045

1998 EETCs

          In 1998, Atlas completed an offering of Enhanced Equipment Trust Certificates (the “1998 EETCs”). As of March 31, 2004 the outstanding balance of the 1998 EETCs relates to three owned B747-400F aircraft numbers N491MC, N493MC and N494MC. As of December 31, 2003, the outstanding balance of the 1998 EETCs relates to one owned B747-400F aircraft number N494MC. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 7.38% to 8.01%, payable monthly as of March 31, 2004, and previously payable semi-annually.

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

          The table below summarizes the fair market value of the obligations recorded for both aircraft at January 30, 2004:

		Fair Value of the
Aircraft Tail		Debt at Date of
Number	Description	Modification

N491MC	EETC Note A	$49,465
	EETC Note B	10,195
	EETC Note C	5,625
	491 OP Note	5,000

	Total	$70,285

N493MC	EETC Note A	$49,626
	EETC Note B	10,200
	EETC Note C	4,706
	493 OP Note	5,000

	Total	$69,532

Capital Leases

          Capital lease obligations with an aggregate net present value of $51.5 million and $52.3 million were outstanding at March 31, 2004 and December 31, 2003, respectively. Payments are due monthly through 2009. The underlying assets related to capital lease obligations as of December 31, 2003 were five aircraft and a flight simulator. The aircraft tail numbers are N508MC, N516MC, N518MC, N920FT and N924FT. During the three month period ended March 31, 2004, N924FT was rejected in bankruptcy. During 2004, the capital leases for tail numbers N508MC and N516MC were amended.

Other Debt

          Other debt consists of various term loans aggregating $14.7 million and $47.8 million as of March 31, 2004 and December 31, 2003, respectively. Other debt was secured separately by aircraft tail numbers N535MC, N354MC and N537MC at December 31, 2003. During the three month period ended March 31, 2004, N535MC and N354MC were rejected in bankruptcy. The debt secured by tail number N537MC was amended on March 20, 2003 to extend the loan term to June 30, 2006. All previous defaults on the loan were waived at such time. Both Atlas and Polar signed guaranty agreements on July 27, 2004. Included in other debt are the 491and 493 OP Notes for $10.0 million discussed above.

DIP Financing Facility

          With respect to post-bankruptcy petition financing, the Company had obtained $50.0 million of DIP financing from CIT Group/Business Credit, Inc. and Abelco Finance LLC, an affiliate of Cerberus Capital Management, LLP (together, the “DIP Lenders”). The DIP financing facility was structured as an $18.0 million term loan facility and a $32.0 million revolving credit facility. The Company borrowed the $18.0 million term loan but did not draw down under the $32.0 million revolver. The term loan had a maturity date of the earlier of September 25, 2005 or the confirmation of the Plan of Reorganization and to the extent amounts were drawn upon bore interest at the rate of the higher of either (i) the DIP Lenders prime rate plus 6.5%, or (ii) 10.5%. The revolver had a maturity date of the earlier of September 25, 2005 or the confirmation of the Plan of Reorganization and to the extent amounts were drawn upon as (a) a prime borrowing bore interest at the rate of the higher of either (i) the DIP Lenders prime rate plus 2.25%, or (ii) 6.25%, or (b) a LIBOR borrowing bore interest at the rate of the higher of either (i) LIBOR plus 3.75%, or (ii) 5.75%. The Company paid fees of $2.5 million in connection with the draw against the term loan.

          The term loan was repaid and the commitments under the DIP financing facility were terminated on July 27, 2004.

Revolving Credit Facility

          On November 30, 2004, the Borrowers and Guarantors entered into the Revolving Credit Facility. The Revolving Credit Facility provides the Borrowers with revolving loans of up to $60 million, including up to $10 million of letter of credit accommodations. Availability under the Revolving Credit Facility will be based on a borrowing base, which will be calculated as a percentage of certain eligible accounts receivable. The Revolving Credit Facility has an initial four-year term after which the parties can agree to enter into additional one-year renewal periods.

          Borrowings under the Revolving Credit Facility bear interest at varying rates based on either the prime rate of Wachovia Bank, National Association (the “Prime Rate”), or the rate of deposits of US dollars in the London interbank market (the “Adjusted Eurodollar Rate”). Interest on outstanding borrowings is determined by adding a margin to either the Prime Rate or the Adjusted Eurodollar Rate, as applicable, in effect at the interest calculation date. The margins are arranged in three pricing levels, based on the excess availability under the Revolving Credit Facility, that range from .25% below to .75% above the Prime Rate and 1.75% to 2.75% above the Adjusted Eurodollar Rate.

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

          The Revolving Credit Facility contains usual and customary covenants for transactions of this kind. At December 31, 2004, the Company had $19.0 million available for borrowing under the Revolving Credit Facility. No borrowings have been incurred to date.

          The following table summarizes the contractual maturities of the Company’s debt obligations reflecting the terms that were in effect as of March 31, 2004:

Years Ending December 31,
2004	$39,644
2005	182,551
2006	198,672
2007	58,203
2008	225,557
Thereafter	432,926

$1,137,553

7. Leases

          The Company’s restructuring efforts in 2003 resulted in new agreements with most of its aircraft lessors. In certain cases, such negotiations led to the extension of the lease term and in others the lease term remained the same. In most cases, the revised terms reduced the total future obligation under the lease, in some cases substantially. (See Notes 2 and 3.)

Aircraft/Real Estate Capital and Operating Leases

          During 2003 and as more fully described in Note 2, as part of a comprehensive restructuring of the Company’s debt and lease obligations, the Company initiated a moratorium on substantially all of its debt and lease payments. As provided under Section 365 of the Bankruptcy Code, the Company was allowed to assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions.

          As previously noted, the Company has accounted for the revised lease agreements upon reaching a binding term sheet, not withstanding the fact that certain of these revised agreements only became legally binding upon the effective date or, in certain cases, subsequent thereto.

          At March 31, 2004, twenty-one of the forty-five aircraft registered to the Company were leased, of which five were capitalized leases and seventeen were operating leases with initial lease term expiration dates ranging from 2004 to 2025.

          The following table summarizes the minimum annual rental commitments as of the periods indicated under capital leases and non-cancelable aircraft, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of March 31, 2004 (in thousands):

		Aircraft	Other
		Operating	Operating
	Capital Leases	Leases	Leases	Total Leases

Years Ending December 31,
2004	$11,707	$96,377	$6,583	$114,667
2005	14,615	139,809	7,482	161,906
2006	14,850	128,052	5,644	148,546
2007	15,000	128,052	4,810	147,862
2008	15,000	143,277	4,578	162,855
Thereafter	13,000	2,048,000	13,299	2,074,299

Total minimum lease payments	84,172	$2,683,567	$42,396	$2,810,135

Less amounts representing interest	32,721

Present value of future minimum capital lease payments	$51,451

          The effective interest rates on the capitalized leases for aircraft tail numbers N508MC, N516MC, N518MC and N920FT are 13.9%, 11.6%, 37.4% and 18.76%, respectively.

          In addition to the above commitments, the Company leases engines under short-term lease agreements on an as needed basis.

8. Related Party Transactions

          All of the non-employee directors of the Company, namely Brian H. Rowe, Lawrence W. Clarkson, Richard A. Galbraith, Joseph J. Steuert, Stephen A. Greene, John S. Blue and Linda Chowdry, who served on the Company’s Board prior to July 27, 2004, resigned from the Board at or prior to the Effective Date. The Company was party to two separate consulting agreements with Joseph J. Steuert, one of these former directors, who is chairman and chief executive officer of The Transportation Group, an investment bank focused on the aviation industry. Effective March 1, 2003, the Company entered into a consultancy agreement (“First Agreement”), whereby the director agreed to provide the Company with consultancy services in connection with the restructuring of financial obligations with its debt holders and aircraft lessors. Pursuant to the terms of the First Agreement, the Company was required to pay a monthly fee of $95,000, as well as a success fee in the amount not less than $500,000 nor more than $800,000, which amount was determined at the sole discretion of the Company’s Board of Directors. The First Agreement had a four-month term and was automatically renewable for additional one-month terms unless either party provided notice of non-renewal of the First Agreement by the 20th day of the preceding month. The Company incurred consulting fees and expenses to this director of $0.8 and $0.3 million, for the three month periods ended March 31, 2004 and 2003, respectively. The agreement was rejected in bankruptcy and the Company is no longer subject to the agreement or the agreement’s automatic renewal.

          Effective October 1, 2003, the Company entered into a second consultancy agreement (“Second Agreement”), whereby such director agreed to provide the Company with consultancy services in connection with the arrangement of investments in the Company’s equity or convertible debt securities (collectively, “Equity Investment”) in conjunction with the restructuring of its debt and lease obligations. Pursuant to the terms of the Second Agreement, the Company was required to pay a success fee of 0.75% of the funded amount of each consummated Equity Investment regardless of whether the investors for the Equity Investments were introduced by the director to the transaction. The Second Agreement had an initial term expiring upon the later of February 1, 2004 or the date of confirmation of the Company’s Plan of Reorganization. The Second Agreement was terminated on January 29, 2004 and the Company did not incur any consulting fees under the Second Agreement.

          Another former director of the Company, Stephen A. Greene, is a partner in a law firm, Cahill, Gordon and Reindel, that acted as outside counsel to the Company. The Company paid legal fees and expenses to this law firm of $1.2 million and $1.5 million for the three month periods ended March 31, 2004 and 2003, respectively.

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

          The Company dry leases three owned aircraft to a company in which we own a minority investment as of March 31, 2004. The investment is accounted for under the equity method. The leases have terms that mature at various dates through July 2007 and contain options for renewal by the lessor. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for the three aircraft was $10.8 million and $7.7 million for the three month periods ended March 31, 2004 and 2003, respectively.

9. Segment Reporting

          The Company has four reportable segments: Scheduled Service, ACMI contract, AMC Charter and Charter Service. All reportable segments are engaged in the business of transporting air cargo, but have different operating and economic characteristics which are separately reviewed by the Company’s management. The Company evaluates performance and allocates resources to its segments based upon pre-tax income (loss), excluding pre-petition and post-emergence costs and related professional fees, unallocated corporate and other and reorganization items (“Fully Allocated Contribution” or “FAC”). Management views FAC as the best measure to analyze profitability and contribution to net income or loss of the Company’s individual segments. The table provided at the end of this note shows FAC by segment and reconciles it to loss before income taxes as required pursuant to Item 10(e) of Regulation S-K. Management allocates the cost of operating aircraft between segments on an average cost per aircraft basis.

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

          The ACMI contract segment involves the provision of aircraft, crew, maintenance and insurance services whereby customers receive the use of an aircraft and crew in exchange for, in most cases, a guaranteed monthly level of operation at a predetermined rate for defined periods of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel.

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

          The Charter Service segment involves providing full-planeload airfreight capacity on one or multiple flights to freight forwarders, airlines and other air cargo customers. Charters typically are contracted in advance of the flight, and as with Scheduled Service, the Company bears the direct operating costs (except as otherwise defined in the charter contracts).

          All other revenue includes dry lease income and other incidental revenue, including risk sharing wet lease arrangements, not allocated to any of the four segments described above.

          Since assets are readily moved and are often shared, the Company does not report information about identifiable assets or capital expenditures at the segment level. Similarly it is impracticable to report revenue by geo-

graphic region for segments other than scheduled service. Depreciation is allocated to each segment based on aircraft utilization during the periods reported.

          The following table sets forth revenues, FAC, operating income (loss) and loss before income tax expense for the Company’s four reportable segments for the three month period ended March 31, 2004 and 2003 (in thousands):

	For the Three Months Ended
	March 31, 2004	March 31, 2003

Revenues:
Scheduled service	$145,068	$102,832
Charter service	5,598	19,516
ACMI contracts	83,230	67,083
AMC charter	53,113	139,279
All other	10,445	16,415

Total operating revenues	297,454	345,125

FAC:
Scheduled service	$(24,154)	$(27,634)
ACMI contracts	(12,179)	(11,713)
AMC charter	2,257	21,641
Charter service	(2,008)	(1,363)

Total FAC	(36,084)	(19,069)

Unallocated corporate and other	252	(9,324)
Pre-petition and post-emergence costs and related professional fees	(9,439)	(9,498)
Interest income	(190)	(1,008)
Interest expense	23,568	19,417
Other, net	32	843

Operating loss	(21,862)	(18,640)

Interest income	(190)	(1,008)
Interest expense	23,568	19,417
Other, net	32	843
Reorganization items, net	12,191	—

Loss before income tax expense	$(57,463)	$(37,892)

10. Commitments and Contingencies

Aircraft Purchase Commitments

          Under the terms of the October 2000 purchase agreement between Boeing and Atlas, one remaining Boeing 747-400 freighter aircraft was to be delivered to the Company in October 2003. In February 2003, Atlas and Boeing reached a Supplemental Agreement (the “Supplemental Agreement”) to defer the delivery date of the remaining aircraft to October 2006. As part of the Supplemental Agreement, approximately $2.9 million of purchase deposits on this aircraft were applied as a slide fee for deferring the delivery and expensed in 2003. The remaining $0.5 million of purchase deposits made as of December 31, 2003 were to be applied to a new deferred advance payment schedule on the aircraft. The Company has rejected the agreement with Boeing with respect to delivery of the aircraft and has restructured its financial arrangement on remaining deposits for future services.

Guarantees and Indemnifications

General

          In the ordinary course of business, the Company enters into numerous real estate leasing and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, the Company typically indemnifies the lessors, and any financing parties against tort liabilities that arise out of the use, occupancy, manufacture, design, operation or maintenance of the leased premises or financed aircraft, regardless of whether these liabilities (or taxes) relate to the negligence of the indemnified parties. Currently, the Company believes that any future payments required under these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). Additionally, certain leased premises such as maintenance and storage facilities include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premise. The Company also provides standard indemnification agreements to officers and directors in the ordinary course of business.

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

Restricted Cash and Letters of Credit

          The Company had $4.8 million and $4.3 million of restricted cash either pledged under standby letters of credit related to collateral or for certain deposits required in the normal course for items, including, but not limited to, surety and customs bonds, airfield privileges and insurance at March 31, 2004 and December 31, 2003, respectively. This amount is included in deposits and other assets in the balance sheets.

Labor

          The Airline Pilots Association (“ALPA”) represents all of the Company’s U.S. pilots (“U.S. Pilots”) at both Atlas and Polar. Collectively, these employees represent approximately 50% of the Company’s workforce as of March 31, 2004. Polar’s collective bargaining agreement with ALPA became amendable in May 2003, and the Company cannot accurately predict the outcome of any negotiations with ALPA. Negotiations since July, 2003 have been under the direction of a mediator appointed by the National Mediation Board. Although the Company has never had a work interruption or stoppage, the Company is subject to risks of work interruption or stoppage and may incur additional administrative expenses associated with union representation of its employees. If the Company is unable to reach agreement with its crewmembers on the terms of Polar’s collective bargaining agreement, or if Atlas were unable to negotiate future contracts with its crewmembers, the Company may be subject to work interruptions or stoppages.

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

          Plaintiffs filed a single consolidated amended class action complaint in August 2003. Before any response thereto was made by any defendent, plaintiffs filed a second consolidated amended class action complaint in October 2003. The second consolidated amended class action complaint in October 2003 supersedes and replaces all prior complaints, and alleges: (i) violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Holdings and six of its current or former officers or directors on behalf of all persons who purchased or otherwise acquired the common stock of Holdings between April 18, 2000 and October 15, 2002, inclusive, and (ii) violation of Sections 11 and 15 of the Securities Act of 1933 against Holdings, four of its former officers or directors and Morgan Stanley Dean Witter on behalf of all persons who purchased or otherwise acquired Atlas common stock issued in the September Secondary Offering. Each defendant moved to dismiss the second consolidated amended class action complaint on or about December 17, 2003. On February 3, 2004, Holdings notified the court hearing the consolidated action of the Company’s January 30, 2004 bankruptcy filing staying the litigation against Holdings.

          Initial disclosures have been filed by all parties and discovery has commenced. The parties are currently negotiating a stay of discovery in contemplation of a mediation of plaintiffs’ claims. Since confirmation of the Plan of Reorganization, the Bankruptcy Court has entered an order subordinating claims arising from these class action proceedings to general unsecured claims. The Plan of Reorganization provides that subordinated claims receive no distribution.

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

Other Litigation

          On August 7, 2001, Atlas sued Southern Air, Inc. (“Southern”) and Hernan Galindo in Miami-Dade County Circuit Court seeking damages in excess of $13.0 million. Atlas’ complaint alleged, among other things, that the defendants engaged in unfair competition and conspiracy, and committed tortious interference with Atlas contracts and/ or business relationships with Aerofloral, Inc. Atlas subsequently filed a second amended complaint joining additional defendants James K. Neff, Randall P. Fiorenza, Jay Holdings LLC, and EFF Holdings LLC, on the same legal theories asserted in the original complaint. On November 15, 2002, Southern filed a bankruptcy petition for relief under Chapter 11 of the Bankruptcy Code, and thus, the lawsuit has been stayed against Southern. The Miami-Dade County Circuit Court, however, denied the other defendants’ motions to dismiss, and all have answered the second amended complaint denying any liability to Atlas. Southern also filed a counter-claim against Atlas and a third party complaint against Holdings. The counterclaim and third party complaint alleged, among other things, that Atlas and Holdings are alter egos of each other and committed various torts against Southern, including tortious interference with contract and with advantageous business relationships, unfair competition, conspiracy, and other anti-competitive acts in violation of Florida law. The trial court granted Holdings’ motion to dismiss (without prejudice), for lack of personal jurisdiction over Holdings, and also granted Atlas’ motion to dismiss (without prejudice), for failure to state a cause of action. Southern has not, at this time, filed an amended counterclaim or an amended third party claim. Southern has emerged from bankruptcy and reorganized. Should the reorganized Southern file a counterclaim against Atlas which is not dismissed, Atlas is permitted to proceed against Southern in this litigation and set-off any recovery Atlas obtains against Southern against any recovery that may be obtained by Southern against Atlas. In addition, Atlas has filed a third party amended complaint joining the law firm of Greenberg & Traurig, PA and three of its shareholders (the “GT

Defendants”) as additional defendants. These claims include tortious interference, aiding and abetting tortious interference, conspiracy, fraud and other related claims. The GT Defendants have moved to dismiss Atlas’ Third Amended Complaint as have the other defendants. Atlas is in the process of preparing opposition memoranda with respect to all of the Defendants’ Motions to Dismiss, which are set for hearing in late July or August 2005.

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

          There were contested matters and legal proceedings between the Company and the Polar Creditors’ Committee in the Company’s Bankruptcy Case. By stipulation approved by the Bankruptcy Court, the Debtors assigned to such committee the authority to pursue all actions on Polar’s behalf necessary to the resolution of the inter-company claims scheduled by the Debtors as owing by Polar to Atlas and by Atlas to Polar, and the Atlas Creditors’ Committee has been similarly authorized to represent the interests of Atlas. The Debtors’ Creditors’ Schedules of Assets and Liabilities, as amended, list claims asserted by Atlas against Polar of approximately $188 million and claims asserted by Polar against Atlas of approximately $52 million. On May 7, 2004, the Polar Creditors’ Committee filed its Objection to Claim and Complaint for Avoidance and Recovery of Preferential Transfer, Avoidance and Recovery of Fraudulent Transfers and Obligations, Equitable Subordination of Claim, and Re-characterization of Claim (collectively the “Polar Committee Claim Objection”). The validity and allowance of the inter-company claims and the Polar Committee Claim Objection were rendered moot by the global settlement reached among the Debtors, the Atlas Creditors' Committee and the Polar Creditors’ Committee, and approved by the Bankruptcy Court. In accordance with the global settlement, the Plan of Reorganization eliminated all inter-company claims among the Debtors; however, certain lenders and lessors alleged that some inter-company claims asserted by Atlas against Polar were excluded from the global settlement’s release. The Debtors settled these inter-company claims asserted by East Trust Sub 12 (an affiliate of GATX, “East Trust”) and Goldman Sachs Credit Partners L.P. (successor in interest to Bank One Leasing, “GSCP”), by inter alia, granting East Trust a claim against Polar of $1,250,000, and by liquidating GSCP’s claim against Polar at zero.

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

Total Claims

          As of May 19, 2005, the Company had reviewed over 3,000 scheduled and filed claims aggregating approximately $7.5 billion, with a maximum of $850.8 million of claims that could potentially be allowed. Approximately $657.9 million of claims have been allowed to date, including $12.4 of cure claims and $1.0 million of other secured and priority claims. Claims of $192.9 million remain unresolved, including $116.0 million of unresolved

IRS claims discussed previously; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process.

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

          The Company has certain other contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes that the ultimate disposition of these contingencies, with the exception of those noted above, is not expected to materially affect the Company’s financial condition, results of operations and liquidity.

11. Loss Per Share and Number of Common Shares Outstanding

          Basic loss per share represents the loss divided by the weighted average number of common shares outstanding during the measurement period. Diluted loss per share represents the loss divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common securities consist of 1.8 million and 3.1 million stock options outstanding, for the three and six month periods ended March 31, 2004 and 2003, respectively. The impact of these potentially dilutive securities would be anti-dilutive and is not included in the diluted loss per share calculation.

          The calculations of basic and diluted loss per share for the three month period ended March 31, 2004 and 2003, are as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2004	March 31, 2003

Numerator:
Net loss	$(58,580)	$(37,892)

Denominator – basic and diluted shares:
Weighted average common shares Outstanding	38,378	38,330
Basic and diluted loss per share:
Net loss	$(1.53)	$(0.99)

          As previously described, “old” equity interests will receive no distribution under the Plan of Reorganization and, therefore, were effectively cancelled. “New” equity, in the form of New Common Stock, has been and will be issued to creditors. The following table shows the pro forma calculations of basic and diluted loss per share for the three month periods ending March 31, 2004 and 2003 for the number of shares issued and to be issued as a result of the Company’s emergence from bankruptcy: (in thousands, except per share data)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2004	March 31, 2003

Numerator:
Net loss	$(58,580)	$(37,892)

Denominator – basic and diluted shares:
Weighted average common shares Outstanding	20,212	20,212
Pro forma basic and diluted loss per share:
Net loss	$(2.90)	$(1.87)

          The above table includes 11,669 shares representing the vested portion of the restricted stock issued to outside directors pursuant to the Plan of Reorganization and excludes 493,945 shares of restricted stock issued to certain executives and outside directors, which have not yet vested. It also does not include 540,100 options issued as their impact would be anti-dilutive due to the losses recorded in each period.

12. Subsequent Events

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

          One of the Company’s Boeing 747 200 aircraft (tail number N808MC) was damaged when it landed during poor winter weather conditions at Dusseldorf airport on January 24, 2005. As a result of this incident, the airframe and two of its engines were damaged beyond economic repair. Atlas has negotiated a $12.6 million cash-in-lieu-of-repair settlement with its insurance carriers and expects to receive the proceeds before the end of 2005. On May 31, 2005, Atlas paid $12.25 million to its secured lender in exchange for release of its lien on this aircraft. Since the settlement amount exceeds the net book value of the aircraft, Atlas expects to record a gain on disposition in its results of operations in the period of receipt of the insurance proceeds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with our unaudited Financial Statements and notes thereto appearing in this report and our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the SEC on June 30, 2005.

          In this report, references to “we,” “our” and “us” are references to Atlas Air Worldwide Holdings, Inc. and its subsidiaries, as applicable.

Forward Looking Statements

          This report may contain forward looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “will,” “may,” “plan,” “project,” “should,” “would,” “could,” “target,” “goal,” “expect,” “anticipate,” “intend,” “believe”, “estimate” or similar language. These forward looking statements are subject to management decisions and various assumptions, risks and uncertainties, including, but not limited to those described in this report under Risk Factors and Quantitative and Qualitative Disclosures about Market Risks and those detailed from time to time in our filings with the SEC. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statements. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Background and Bankruptcy

          The sustained weakness of both the United States and international economies that began in early 2001 and continued through the beginning of 2004, coupled with the lingering impact of the September 11, 2001 terrorist attacks, had a substantial negative impact on both international trade demand, and the airline industry in particular, including the ACMI and air cargo Scheduled Service markets that are vital to our results of operation and financial condition. Due to the negative impact on our financial condition and as part of a comprehensive financial restructuring of our aircraft debt and lease obligations, among other things, we defaulted on our covenants and payment obligations under all of our debt and lease arrangements. As a result, all debt outstanding had been reclassified as a current liability at March 31, 2004 and December 31, 2003.

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

          On January 30, 2004, AAWW, Atlas, Polar, Airline Acquisition Corp I and Atlas Worldwide Aviation Logistics, Inc. (Logistics, and together with AAWW, Atlas, Polar and Acquisition,), each filed voluntary bankruptcy petitions for relief under Chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., in the United States Bankruptcy Court for the Southern District of Florida. The Bankruptcy Court jointly administered these cases as “In re Atlas Air Worldwide Holdings, Inc., Atlas Air, Inc., Polar Air Cargo, Inc., Airline Acquisition Corp I, and Atlas Worldwide Aviation Logistics, Inc., Case No. 04-10792”. During the course of the proceedings, the Debtors operated their respective businesses and managed their respective properties and assets as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. The Bankruptcy Court entered an order confirming the Final Modified Second Amended Joint Plan of Reorganization of the Debtors dated July 14, 2004 and the Debtors emerged from bankruptcy on July 27, 2004. The Financial Statements include data for all of our subsidiaries, including those that did not file for relief under Chapter 11.

          On February 10, 2004, the United States Trustee for the Southern District of Florida appointed two official committees of unsecured creditors, one each for Atlas and Polar. The Creditors’ Committees and their respective legal representatives had a right to be heard on all matters that came before the Bankruptcy Court concerning the Debtors’ reorganization. Pursuant to a global settlement between the Creditors’ Committees and the Debtors, all litigation between the Creditors’ Committees was abated pending final documentation of the settlement terms and submission of a revised Disclosure Statement and Plan of Reorganization. By virtue of the global settlement, the Creditors’ Committees supported confirmation of the Plan of Reorganization. On June 8, 2004, the Debtors’ original Disclosure Statement was approved by the Bankruptcy Court, thereby allowing the Debtors to solicit votes to accept the Plan of Reorganization. The Bankruptcy Court entered an order confirming the Plan of Reorganization, which became effective when the Company emerged from bankruptcy on the Effective Date.

Total Claims

          As of May 19, 2005, we had reviewed over 3,000 scheduled and filed claims aggregating approximately $7.5 billion, with a maximum of $850.8 million of claims that could potentially be allowed. Approximately $657.9 million of claims have been allowed to date, including $12.4 of cure claims and $1.0 million of other secured and priority claims. Claims of $192.9 million remain unresolved, including $116.0 million of unresolved IRS claims discussed previously; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process.

Atlas Unsecured Claims

          Pursuant to the Plan of Reorganization, we will make a pro rata distribution of 17,202,666 shares of New Common Stock to holders of allowed general unsecured claims against Holdings, Atlas, Acquisition and Logistics. General unsecured claims of approximately $2.6 billion were filed against these entities. As of May 19, 2005, claims of $604.6 million have been allowed, claims of $60.4 million remain disputed, and the balance of claims have been withdrawn or disallowed; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process.

Polar Unsecured Claims

          Pursuant to the Plan of Reorganization, we will pay cash equal to sixty cents on the dollar for allowed unsecured claims against Polar. General unsecured claims of approximately $408.4 million were filed against Polar. As of May 19, 2005, claims of $39.9 million have been allowed, claims of $16.5 million remain disputed, and the balance of claims have been withdrawn or disallowed; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process. We estimate the additional allowed claims against Polar will ultimately be under $1 million.

          Pursuant to the Plan of Reorganization, the incumbent holders of Old Common Stock of AAWW are to receive no distributions of New Common Stock.

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

Block Hours	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

RATM	Revenue per Available Ton Mile represents the average revenue received per avail able ton mile flown. It is calculated by dividing operating revenues by ATMs.

Revenue Per Block Hour	Calculated by dividing operating revenues by Block Hours.

RTM	Revenue Ton Mile, calculated by multiplying actual revenue tons carried against miles flown.

Load Factor	The average amount of weight flown per the maximum available capacity. It is calculated by dividing RTMs by ATMs.

Yield	The average amount a customer pays to fly one ton of cargo one mile. It is calculated by dividing operating revenues by RTMs.

A/B Checks	Low level maintenance checks performed on aircraft at an interval of approximately 400 to 1,100 flight hours.

C Checks	High level or “heavy” airframe maintenance checks which are more intensive in scope than an A/B Check and are generally performed on a 15 to 24 month interval.

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

          In our ACMI contract business, customers receive an aircraft which is crewed, maintained and insured by us in exchange for an agreed level of operation over a defined period of time. We are paid a defined hourly rate for the time the aircraft is operated or a minimum contractual rate when hour activity falls below minimum guaranteed levels. All other direct operating expenses, such as aviation fuel, landing fees and ground handling costs, are absorbed by the customer, who also bears the commercial risk of load factor and yield. Our ACMI contracts typically have terms ranging from several months to five years. At December 31, 2004 the terms of our existing contract maturities profile ranged from 1 month to 4.3 years. Average length of remaining ACMI contracts was 22.1 months as of December 31, 2004. We measure the performance of our ACMI contract business in terms of revenue per Block Hour and Fully Allocated Contribution (“FAC”) (defined as pre-tax income (loss), excluding pre-petition and post-emergence costs and related professional fees, unallocated corporate and other and reorganization items). FAC is also used to analyze the profitability and contribution to net income or loss of our other business segments.

          We operate our Scheduled Services business primarily through Polar. We operate airport-to-airport specific routes on a specific schedule and customers pay to have their freight carried on that route and schedule. Our Scheduled Service all-cargo network serves four principal economic regions: North America, South America, Asia and Europe. We offer access to Japan through route and operating rights at Tokyo’s Narita Airport, and, as of December 2, 2004, to the People’s Republic of China through route and operating rights at Shanghai’s Pudong Airport. As of December 31, 2004, our Scheduled Services operation provides approximately 18 daily departures to 14 different cities in eight countries across four continents. Our Scheduled Service business is designed to provide:

•	prime time arrivals and departures on key days of consolidation for freight forwarders and shippers; and

•	connection or through-service between economic regions to achieve higher overall unit revenues.

          Our Scheduled Service business creates both load and yield risk. We measure performance of our Scheduled Service business in terms of RATM and FAC.

          Our AMC Charter business continues to be a profitable but unpredictable line of business. AMC Charter revenues are driven by the rate per flown mile. The AMC Charter rate is set by the U.S. Government each October, based on an audit of all AMC carriers and an assumed fuel price. Block Hours are difficult to predict and are subject to certain minimum levels set by the U.S. Government. We bear the direct operating costs of AMC flights, however, the price of fuel consumed in AMC operations is fixed at the annual agreed upon rate.

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

          The improvement in profitability from year to year is a function of a general improvement in the demand for our cargo services, the elimination of the costs associated with the burden of non-operating, or “parked,” aircraft, the restructuring of our debt and lease agreements and the elimination of non-profitable flying in the Scheduled Service and ACMI contract businesses segments.

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

          While we still face a number of significant challenges, a number of which are beyond our control (see “Risk Factors” in this Item 2), we believe that implementing these and other strategic measures will enable us to become one of the world’s most efficient, capable and diversified operator of long-haul freighter aircraft.

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

          In addition to the impact of aviation fuel prices, another significant change to our Scheduled Service business in 2004 is the commencement of operations in China under the route authority granted to us on October 18, 2004 by the Department of Transportation (“DOT”). As a result, we were designated as the fourth U.S. freighter operator under the U.S.-China bilateral air services agreement and were awarded a total of nine weekly frequencies (six for use in 2004 and an additional three commencing March 25, 2005). On March 25, 2005, the DOT granted us three additional weekly flights commencing in March 2006, which will increase the total weekly flights to twelve. We anticipate that China will improve the profitability of our Scheduled Service business as a whole.

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

Results of Operations

          The following discussion should be read in conjunction with the Financial Statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended March 31, 2004 and 2003

          Total operating revenue. Our total operating revenues were $297.5 million for the first quarter of 2004, compared with $345.1 million for the first quarter of 2003, a decrease of $47.6 million, or 13.8%. This decrease was primarily due to reductions in our revenue from our AMC business, which was $53.1 million for the first quarter of 2004, compared with $139.3 million for the first quarter of 2003, a decrease of $86.2 million, or 61.9%. ACMI contracted revenue was $83.2 million for the first quarter of 2004, compared with $67.1 million for the first quarter of 2003, an increase of $16.1 million, or 24.1%. Commercial charter revenue was $5.6 million for the first quarter of 2004, compared with $19.5 million for the first quarter of 2003, a decrease of $13.9 million, or 71.3%.

          Scheduled Service revenue. Scheduled Service revenues were $145.1 million for the first quarter of 2004, compared with $102.8 million for the first quarter of 2003, an increase of $42.3 million, or 41.1%, primarily due to higher capacity, higher yields and higher load factors. RTMs in the Scheduled Service segment were 489.7 million on a total capacity of 815.2 million ATMs in the first quarter of 2004, compared with RTMs of 382.3 million on a total capacity of 645.9 million ATMs in the first quarter of 2003. Load factor was 60.1% with a yield of $0.296 in the first quarter of 2004, compared with a load factor of 59.2% and a yield of $0.269 in the first quarter of 2003. RATM in our Scheduled Service segment was $0.178 in the first quarter of 2004, compared with $0.159 in the first quarter of 2003, representing an increase of 11.8%. The material increase in the revenue performance of the Scheduled Service segment, as measured by RATM, was attributable to the positive impact of the Scheduled network restructuring that was accomplished in the 2003 fourth quarter and 2004 first quarter, a general increase in the demand for air cargo services in 2004, an increase in fuel surcharge revenue in 2004, and specific improvement in load factor for flights from the U.S. to Asia and Europe, caused, in part, by the weakening of the US dollar against foreign currencies.

          ACMI contract revenue. ACMI contracted revenues were $83.2 million for the first quarter of 2004, compared with $67.1 million for the first quarter of 2003, an increase of $16.1 million, or 24.1%, primarily due to an increase in the volume of ACMI contracts offset by a decrease in our corresponding rates. ACMI block hours were 15,712 for the first quarter of 2004, compared with 12,755 for the first quarter of 2003, an increase of 2,957, or 23.2%. Revenue per block hour was $5,297 for the first quarter of 2004, compared with $5,259 for the first quarter of 2003, an increase of $38 per block hour, or 0.7%. Total aircraft supporting ACMI contracts as of March 31, 2004 were eight 747-200 aircraft and six 747-400 aircraft, compared with March 31, 2003 when we had seven 747-200 aircraft and five 747-400 aircraft supporting ACMI contracts.

          AMC charter revenue. AMC charter revenues were $53.1 million for the first quarter of 2004, compared with $139.3 million for the first quarter of 2003, a decrease of $86.2 million, or 61.9%, primarily due to a lower volume of AMC charter flights offset by an increase in our AMC charter rates. AMC charter block hours were 4,537 for the first quarter of 2004, compared with 11,337 for the first quarter of 2003, a decrease of 6,800, or 60.0%. Revenue per block hour was $11,707 for the first quarter of 2004, compared with $12,285 for the first quarter of 2003, a decrease of $578 per block hour, or 4.7%. The reduction in AMC charter activity was primarily due to the reduction in the peak AMC demand that existed in the first half of 2003 attributable to the build-up to the military conflict in Iraq.

          Commercial Charter revenue. Commercial Charter revenues were $5.6 million for the first quarter of 2004, compared with $19.5 million for the first quarter of 2003, a decrease of $13.9 million, or 71.3%, primarily as a result of both a lower volume of commercial charter flights and revenue per block hour. Commercial Charter block hours were 609 for the first quarter of 2004, compared with 1,915 for the first quarter of 2003, a decrease of 1,306, or 68.2%. Revenue per block hour was $9,197 for the first quarter of 2004, compared with $10,192 for the first quarter of 2003, a decrease of $995 per block hour, or 9.8%. The improvement in the demand for air cargo in 2004 had the effect of improving rates, but the lack of available capacity due to the increased flying in the ACMI lease contract and Scheduled Service businesses, and reduction in our aircraft fleet size through bankruptcy, caused a reduction in Commercial Charter revenue for the first quarter of 2004 compared with the first quarter of 2003.

          Aircraft fuel expense. Aircraft fuel expense was $69.8 million for the first quarter of 2004, compared with $85.4 million for the first quarter of 2003, a decrease of $15.6 million, or 18.3%, as a result of a decrease in flight volume and block hours for all non-ACMI flights offset by a slight increase in fuel prices. Average fuel price per gallon was approximately 113.0 cents for the first quarter of 2004, compared with approximately 102.0 cents for the first quarter of 2003, an increase of 11 cents, or 10.8%, partially offset by a 21.7 million gallon, or 25.9%, decrease in fuel consumption to 62.0 million gallons for the first quarter of 2004 from 83.8 million gallons during the first quarter of 2003. The decrease in fuel consumption corresponds to the decrease in non-ACMI block hours.

          Salaries, wages and benefits expense. Salaries, wages and benefits were $52.9 million for the first quarter of 2004, compared with $52.6 million for the first quarter of 2003, an increase of $0.3 million, or 0.6%, primarily as a result of a decrease in non-crew salaries attributable to the reductions in staff implemented in 2003, which resulted in the termination of over 75 employees. This decrease was offset by contractual pay rate increases for crewmembers and a higher charge for worker’s compensation coverage necessary for crewmember employees operating AMC charters.

          Maintenance materials and repairs. Maintenance materials and repairs was $52.9 million for the first quarter of 2004, compared with $41.9 million for the first quarter of 2003, an increase of $11.0 million, or 26.4%. The increase in maintenance expense was the result of an increase in engine overhaul expense and an increase in expense for D checks. There were three D check events in the first quarter of 2004 as opposed to 2 events taking place during the first quarter of 2003. The increase in D check activity was primarily related to the reactivation of aircraft that were parked prior to the Bankruptcy Petition Date.

          Aircraft rent. Aircraft rents were $37.7 million for the first quarter of 2004, compared with $52.4 million for the first quarter of 2003, a decrease of $14.7 million, or 28.2%, as a result of our rejection, pursuant to the Plan of Reorganization, of three aircraft (tail numbers N507MC, N922FT and N923FT) in the first quarter of 2004 that were originally financed under lease agreements. We also rejected leases on two aircraft (tail numbers N858FT and N859FT) in the first quarter of 2004 pursuant to the Plan of Reorganization, and subsequently purchased them in the third quarter of 2004. We also capitalized two operating leases (tail numbers N491MC and N493MC) in the first quarter of 2004. See also Note 6 to the Financial Statements.

          Ground handling and airport fees. Ground handling and airport fees were $22.6 million for the first quarter of 2004, compared with $20.3 million for the first quarter of 2003, an increase of $2.3 million, or 11.2%. The primary cause of the increase was a significant increase in Scheduled service flight activity into Liege, Belgium in the fourth quarter of 2003 and into 2004, which, given Liege’s location in Europe, caused a significant increase in expense related to truck transportation purchased from outside vendors.

          Depreciation expense. Depreciation expense was $14.3 million for the first quarter of 2004, compared with $16.8 million for the first quarter of 2003, a decrease of $2.5 million, or 14.9%, as a result of rejection of aircraft from our fleet during the first quarter of 2004.

          Other operating expense. Other operating expenses were $25.6 million for the first quarter of 2004, compared with $45.1 million for the first quarter of 2003, a decrease of $19.5 million, or 43.3%, due primarily to a $5.0 million decrease in commissions relating to the lower volume of AMC charter flights, a $3.9 million decrease in bad debt expense, a $5.0 million decrease in commissions, and a $4.8 million decrease in contractor’s expense.

          Interest income. Interest income was $0.20 million for the first quarter of 2004, compared with $1.0 million for the first quarter of 2003, a decrease of $0.8 million, or 81.2%, due primarily to decreases in interest rates and a decline in our available cash balances and investments.

          Interest expense. Interest expense was $23.6 million for the first quarter of 2004, compared with $19.4 million for the first quarter of 2003, an increase of $4.2 million, or 21.4%, resulting primarily from an increase in interest expense related to capital leases for the first quarter of 2004 that were previously classified as operating leases for the first half of 2003, offset by $3.6 million of interest expense not being recorded on the Senior Notes that have been reclassified as “Liabilities subject to compromise.” Interest is not being accrued on these notes pursuant to SOP 90-7 as it is not expected to be paid or allowed as a claim.

          See Note 3 to our Financial Statements for a description of reorganization items.

          Net loss. As a result of the foregoing, we recorded a net loss of $58.6 million, or $1.53 per share, during the first quarter of 2004, which compares to a net loss of $37.9 million, or $0.99 per share, for the same period in 2003.

Scheduled Service Segment

          The Scheduled Service segment had an FAC loss of $24.2 million for the first quarter 2004, compared with an FAC loss of $27.6 million for the same period in 2003 (see FAC reconciliation and explanation in Note 9 to the Financial Statements). The decrease in the loss for Scheduled service is the result of a 28.2% increase in block hours and an 11.9% increase in RATM, for the first quarter of 2004, compared with the same period in 2003.

ACMI Contract Segment

          FAC relating to the ACMI contract segment was a loss of $12.2 million for the first quarter of 2004, compared with a loss of $11.7 million for the same period in 2003. The slight increase in the loss for the ACMI contract segment is the result of increased maintenance expense offset by the improvement in ACMI blocks hours.

AMC Charter Segment

          FAC relating to the AMC Charter segment was income of $2.3 million for the first quarter of 2004, compared with income of $21.6 million for the same period in 2003. The reduction in FAC was primarily the result of 60.0% lower block hours and 61.9% lower revenue in the first quarter of 2004, compared with the first quarter of 2003. The reduction in AMC Charter activity was primarily due to the reduction in the peak AMC demand that existed in the first quarter of 2003 attributable to the build-up to the military conflict in Iraq.

Commercial Charter Segment

          FAC relating to the commercial charter segment was a loss of $2.0 million for the first quarter of 2004, compared with a loss of $1.4 million for the same period in 2003. FAC declined due to a 68.2% decrease in block hours and a 9.8% decrease in revenue per block hour.

Operating Statistics

          The table below sets forth selected operating data for the three months ended March 31, 2004 and 2003.

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003	% Change

OPERATING STATISTICS
Block Hours
Scheduled Service	13,910	10,847	28.2%
AMC Charter	4,537	11,337	(60.0%)
ACMI Contract	15,712	12,755	23.2%
Commercial Charter	609	1,915	(68.2%)
Non Revenue / Other	301	1,899	(84.2%)

Total Block Hours	35,069	38,753	(9.5%)

Revenue Per Block Hour
AMC Charter	$11,706.9	$12,285.3	(4.7%)
ACMI Contract	5,297.3	5,259.4	0.7%
Commercial Charter	9,196.5	10,192.2	(9.8%)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003	% Change

Scheduled Service Traffic
RTM’s (000’s)	489,735.1	382,259.7	28.1%
ATM’s (000’s)	815,224.8	645,920.6	26.2%
Load Factor	60.07%	59.18%	1.5%
RATM	$0.178	$0.159	11.9%
Yield	$0.296	$0.269	10.0%

Average fuel cost per gallon	$1.13	$1.02	10.4%
Fuel gallons consumed (000's)	62,038	83,775	(25.92%)

Operating Fleet (average during the period)
Aircraft count	38.7	45.3	(14.6%)

Dry Leased	4.0	4.3	(7.0%)
Out of service	6.2	2.5	148.0%

          Note dry leased and parked aircraft are not included in the operating fleet aircraft count average.

          For the three month period ended March 31, 2004 our operating fleet decreased 14.6% from 45.3 average aircraft to 38.7 average aircraft operated. The decrease was primarily due to the rejection and return of ten aircraft in connection with the Plan of Reorganization and the subsequent repurchase of two aircraft, one of which is deactivated and excluded entirely from the fleet count.

Liquidity and Capital Resources

          At March 31, 2004, we had cash and cash equivalents of $138.5 million, compared with $93.3 million at December 31, 2003, an increase of $45.2 million. The increase in cash is primarily the result of increased collection efforts to reduce accounts receivable by $31.9 million and the borrowing of $18.0 million under the DIP financing facility. With the suspension of principal payments on debt and reduction of cash payments to creditors as the result of our bankruptcy filing, we have been able to generate additional cash reserves to position ourselves for our emergence from bankruptcy. The amount available to be borrowed under our Revolving Credit Facility, when combined with our available cash reserves after our exit from Bankruptcy, should provide us with adequate liquidity to resume payments on debt. See Note 6 to the Financial Statements for a description of the Revolving Credit Facility. We expect cash on hand, cash generated from operations and cash available under the Revolving Credit Facility to be sufficient to meet our debt and lease obligations and to finance capital expenditures for 2005. To the extent that these levels of cash prove insufficient to meet those obligations, we would be required to scale back operations, curtail capital spending or borrow additional funds in amounts to be determined and on terms that may not be favorable to us.

          Operating Activities. Net cash provided by operating activities for the 2004 first quarter was $39.9 million, compared with net cash used by operating activities of $74.8 million for the 2003 first quarter. The increase in cash provided by operating activities is primarily related to the reduction of accounts receivable through improved collection efforts and an increase in accounts payable as a result of our filing for bankruptcy. The reduction in accounts receivable was driven primarily by a reduction of day’s sales outstanding on receivables, change in terms on accounts and the elimination of lower quality credit accounts.

          Investing Activities. Net cash expenditures for investing activities were $2.8 million for the 2004 first quarter, which reflect capital expenditures of $2.8 million. Net cash provided by investing activities was $28.8 million for the 2003 first quarter, which reflects capital expenditures of $2.2 million, offset by net maturing investments of $31.0 million.

          Financing Activities. Net cash provided by financing activities was $8.1 million for the 2004 first quarter, which consisted primarily of $9.9 million of payments on long-term debt and capital lease obligations, offset by $18.0 million in loan proceeds from the DIP Credit Facility. Net cash used for financing activities were $41.4 million for the 2003 first quarter, which consisted primarily of $41.5 million of payments on long term debt and capital lease obligations. The reduction in debt and lease payments relates directly to the moratorium that was placed on these agreements in March 2003 to provide time to negotiate restructured agreements with our significant creditors and lessors. See Note 2 to our Financial Statements for more information on such moratorium.

Revolving Credit Facility

          On November 30, 2004, we entered into the Revolving Credit Facility. The Revolving Credit Facility provides us with revolving loans of up to $60 million, including up to $10 million of letter of credit accommodations. Availability under the Revolving Credit Facility will be based on a borrowing base, which will be calculated as a percentage of certain eligible accounts receivable. The Revolving Credit Facility has an initial four-year term after which the parties can agree to enter into additional one-year renewal periods.

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

          The obligations under the Revolving Credit Facility are secured by our present and future assets and all products and proceeds thereof other than (i) real property, (ii) aircraft, flight simulators, spare aircraft engines and related assets that are subject to security interests of other creditors and (iii) some or all of the capital stock of certain of Holdings’ subsidiaries.

          The Revolving Credit Facility contains usual and customary covenants for transactions of this kind. At December 31, 2004, we had $19.0 million available for borrowing under the Revolving Credit Facility.

          No borrowings have been incurred to date.

Litigation

          We are a party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our businesses. See Note 10 to the Financial Statements for information regarding legal proceedings as of March 31, 2004, unless otherwise indicated, which could impact our financial condition and results of operations.

Critical Accounting Policies

Discussion of Critical Accounting Policies

          The preparation of the Financial Statements are in conformity with GAAP and require management to make estimates and judgments that affect the amounts reported in the Financial Statements and footnotes thereto. Actual results may differ from those estimates. Important estimates include asset lives, valuation allowances (including, but not limited to, those related to receivables, inventory and deferred taxes), income tax accounting, self-insurance employee benefit accruals, liabilities subject to compromise and contingent liabilities.

          The Financial Statements have also been prepared in accordance with SOP 90-7. Accordingly, all pre-petition liabilities believed to be subject to compromise have been segregated in the Consolidated Balance Sheet and classified as liabilities subject to compromise at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current. Revenues and expenses, including professional fees, realized gains and losses, and any provisions for losses resulting from the reorganization are reported separately as Reorganization Items. Also, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Cash used for reorganization items is disclosed separately in the Statements of Consolidated Cash Flows. The Financial Statements do not reflect any fresh-start adjustments since they will be adopted on the Effective Date. The amount of allow-

able claims may differ significantly from the amounts claims that may be settled at and the settlement or resolution of the disputed claims are expected to occur during 2005.

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

Property and Equipment

          We record our property and equipment at cost and depreciate these assets on a straight-line basis over their estimated useful lives to their estimated residual values, over periods not to exceed forty years for flight equipment (from date of original manufacture) and three to five years for ground equipment, once the asset is placed in service. Property under capital leases and related obligations are recorded at the lesser of an amount equal to (a) the present value of future minimum lease payments computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease, or (b) the fair value of the asset. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense, unless ownership takes place or a purchase option exists. In that case, amortization is over the remaining manufacturer’s life of the aircraft from the date of acquisition.

          Expenditures for major additions, improvements and flight equipment modifications are generally capitalized and depreciated over the shorter of the assets remaining life or lease life in the event that any modifications or improvements are on operating lease equipment. Substantially all property and equipment is specifically pledged as collateral for our indebtedness.

Measurement of Impairment of Long-Lived Assets

          When events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, we record impairment losses on those long-lived assets used in operations.

          The impairment charge is determined based upon the amount by which the net book value of the assets exceeds their estimated fair value. In determining the fair value of the assets, we consider market trends, published values for similar assets, recent transactions involving sales of similar assets or quotes and third party appraisals. In making these determinations, we also use certain assumptions, including, but not limited to the esti-

mated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations and estimated residual values.

Intangible Assets

          Route acquisition costs represent the allocation of purchase price in connection with the Polar acquisition attributable to operating rights (takeoff and landing slots) at Narita Airport in Tokyo, Japan. Since the operating rights are considered to have an indefinite life, no amortization has been recorded.

          Under SFAS No. 142, intangibles with indefinite lives are not amortized but reviewed for impairment annually, or more frequently, if inpairment indicators arise. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that the Company expects to generate from their use. If the Company’s expectations of future results and cash flows change and are significantly diminished, intangible assets may be impaired and the resulting charge to operations may be material. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material changes to the results of operations.

          We review our route acquisition costs annually in accordance with SFAS No.142. The analysis has not resulted in any impairment charge to the date of this report.

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

Aircraft Maintenance and Repair

          Maintenance and repair cost for both owned and leased aircraft are charged to expense as incurred, except Boeing 747-400 engine (GE CF6-80C2) overhaul costs through January 2004. These were performed under a fully outsourced power-by-the-hour maintenance agreement. The costs thereunder were accrued based on the hours flown. This contract was rejected in the Chapter 11 Cases.

Recent Accounting Pronouncements

          The information required in response to this item is set forth in Note 4 to the Financial Statements contained in this report.

Related Party Transactions

          The information required in response to this item is set forth in Note 8 to the Financial Statements contained in this report.

Off-Balance Sheet Arrangements

          The information required in response to this item is set forth in Notes 4 and 7 to the Financial Statements contained in this report.

Risk Factors

          You should carefully consider each of the following risk factors and all other information in this report. These risk factors are not the only ones facing us. Our operations could also be impaired by additional risks and uncertainties. If any of the following risks and uncertainties develop into actual events, our business, financial condition and results of operations could be materially and adversely affected.

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

          These restrictions could limit our ability to finance our future operations or capital needs, to make acquisitions or to pursue future business opportunities. In addition, our Revolving Credit Facility with Congress Financial Corporation (“Congress”) (the “Revolving Credit Facility”), a certain loan that was made to Atlas Freighter Leasing III, Inc. (“AFL III”) (the “AFL III Credit Facility”), another loan made to Atlas (the “Aircraft Credit Facility” or “ACF”), and certain leases require us to maintain specified financial ratios and/or satisfy certain financial covenants. (See Note 6 to the Financial Statements.) We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and to satisfy these covenants. Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may affect our ability to do so. While we are currently in compliance with these ratios and covenants, we cannot assure you that we will continue to meet these ratios or satisfy these covenants or that the lenders or lessors will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our debt instruments, including the Revolving Credit Facility, and certain of our leases would prevent us from borrowing under the Revolving Credit Facility and could result in a default under it and the leases. Moreover, if the lenders under a facility or other agreement in default were to accelerate the debt outstanding under that facility, it could result in a cross default under other debt facilities or leases. If all or any part of our debt were to be accelerated, we may not have, or be able to obtain, sufficient funds to repay such debt. A default under the leases could result in a reversion to the original lease terms without regard to the restructuring of the lease payments and an acceleration of any amounts owed under the leases.

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

          See Note 10 to the Financial Statements for information regarding other legal proceedings that could have a material adverse effect on our financial condition and results of operations. We are also party to a number of other claims, lawsuits and pending actions, which we consider to be routine and incidental to our business.

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

          In connection with our initial procedures to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we have identified a substantial number of significant deficiencies and material weaknesses in our internal controls over financial reporting. We are committed to addressing these deficiencies and material weaknesses, which have required us to hire additional personnel and outside advisory services and have resulted and will continue to result over at least the next twelve months in additional accounting and legal expenses. If we are unsuccessful in our focused effort to permanently and effectively remediate these deficiencies and material weaknesses, or otherwise fail to maintain adequate internal controls over financial reporting, our ability to accurately and timely report our financial condition may be adversely impacted, which could, among other things, result in a default under our Revolving Credit Facility and limit our access to the capital markets. In addition, if we do not remediate these weaknesses, we will not be able to conclude, pursuant to Section 404 of Sarbanes-Oxley and Item 308 of Regulation S-K, that our internal controls over financial reporting are effective. We cannot assure you as to what conclusions our management or independent registered public accounting firm might reach with respect to the effectiveness of our internal controls over financial reporting at the compliance deadline. In the event of non-com-

pliance, we may lose the trust of our customers, suppliers and security holders, and our stock price could be adversely impacted. For more information, see “Controls and Procedures” in Item 4 of Part I of this report.

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

          During the years ended December 31, 2004 and 2003, AMC accounted for approximately 20.0% and 31.1%, respectively, of our total operating revenues. We expect that revenues from AMC will continue to be a significant source of our revenue for the foreseeable future. However, our revenues from AMC are derived from one-year contracts that AMC is not obligated to renew. In addition, AMC can typically terminate or modify its contract with us for convenience, if we fail to perform, or if we fail to pass biannual inspections. Any such termination would result in a loss of revenue, could also expose us to significant liability and could hinder our ability to compete for future contracts with the federal government. If our AMC business declines significantly, it could have a material adverse effect on our results of operations and financial condition. Even if AMC continues to award busi-

ness to us, we cannot assure you that we will continue to generate the same level of revenues we currently derive from our AMC Charter operations. The volume of AMC business is sensitive to changes in national and international political priorities and the U.S. federal budget.

          During the years ended December 31, 2004 and 2003, ACMI contracts accounted for approximately 26.6% and 22.1%, respectively, of our consolidated operating revenues. No ACMI customer accounted for 10% or more of our total operating revenues. Our significant ACMI customers included Emirates, Qantas, Air New Zealand, Cargolux, Korean Air, British Airways and Lan Cargo. While we believe that our relationships with these and our other customers are mutually satisfactory, our failure to renew any of our contracts with them, or the renewal of any of those contracts on less favorable terms, could have a material adverse effect on our results of operations and financial condition.

A significant decline in our AMC business transporting cargo for delivery to military locations could have a material adverse effect on our results of operations and financial condition.

          During the years ended December 31, 2004 and 2003, approximately 20.0% and 31.1%, respectively, of our consolidated operating revenues were derived from AMC business, including expansion mission requests transporting cargo for delivery to military locations in Germany, Bahrain, Qatar and Kuwait or near Afghanistan, Iraq, and elsewhere in the Middle East. A material decline in such business, including one-way missions, could have a material adverse effect on our results of operations and financial condition.

Our revenues from AMC could decline as a result of the system AMC uses to allocate business to commercial airlines that participate in the Civil Reserve Air Fleet (“CRAF”).

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

          Our current dependence on a single type of aircraft for all of our flights makes us particularly vulnerable to any problems associated with the Boeing 747-400 and Boeing 747-200 aircraft, including design defects, mechanical problems, and contractual performance by the manufacturer or in actions by the Federal Aviation Administration (“FAA”) resulting in an inability to operate our aircraft. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.

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

          We provide services to numerous industries and customers that experience significant fluctuations in demand based on regional and global economic conditions and other factors beyond our control. The demand for our services could be materially adversely affected by downturns in the businesses of our customers. Although we price the majority of our services and receive the majority of our payments in U.S. dollars, many of our customers’ revenues are denominated in foreign currencies. Any significant devaluation in such currencies relative to the U.S. dollar could have a material adverse effect on such customers’ ability to pay us or on their level of demand for our services, which could have a material adverse effect on our results of operations and financial condition. Conversely, if there is a significant decline in the value of the U.S. dollar against foreign currencies, the demand for some of the products we transport could decline. Such a decline could reduce demand for our services and thereby have a material adverse effect on our results of operations and financial condition.

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

          Although the price of aviation fuel only impacts the Scheduled Service and Commercial Charter segments of our operations, to the extent that we are unable to recover increased costs through fuel surcharges to our customers, it is one of our most significant expenses. During the years ended December 31, 2004 and 2003, fuel costs were approximately 25.6% and 23.5%, respectively, of our total operating expenses. The price of aviation fuel is directly influenced by the price of crude oil and to a lesser extent by refining capacity relative to demand, which are influenced by a wide variety of macroeconomic and geopolitical events and is completely beyond our control. Additionally, hostilities in the Middle East and terrorist attacks in the U.S. and abroad could cause significant disruptions in the supply of crude oil and have had a significant impact on the price and availability of aviation fuel. We have not regularly entered into fuel hedging arrangements to date. If we elect to hedge fuel prices in the future, through the purchase of futures contracts or options or otherwise, there can be no assurance that we will be able to do so successfully.

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

          ACMI contracts require our customers to pay for aviation fuel. However, if the price of aviation fuel increases, our customers may reduce their use of aircraft subject to such ACMI contractual provisions or our ability to renew contracts, thereby having an impact on our ACMI business. Accordingly, an increase in fuel costs could have a material adverse effect on our customers’ results of operations and financial condition. Similarly, a reduction in the availability of fuel, resulting from a disruption of oil imports or other events, could have a material adverse effect on our customers’ results of operations and financial condition, which, in turn, could significantly impact their ability and willingness to continue to do business with us.

We are subject to extensive governmental regulation and our failure to comply with these regulations in the U.S. and abroad, or the adoption of any new laws, policies or regulations or changes to such regulations, may have an adverse effect on our business. Failure to utilize our economic rights in limited-entry markets also could result in a loss of such rights.

          Our operations are subject to complex aviation and transportation laws and regulations, including Title 49 of the U.S. Code (formerly the Federal Aviation Act of 1958, as amended), under which the DOT and the FAA exercise regulatory authority over air carriers such as Atlas and Polar. In addition, our activities fall within the jurisdiction of various other federal, states, local and foreign authorities, including the U.S. Department of Defense, the Transportation Security Administration (“TSA”), U.S. Customs and Border Protection, the Treasury Department’s Office of Foreign Assets Control and the Environmental Protection Agency. These laws and regulations may require us to maintain and comply with the terms of a wide variety of certificates, permits, licenses, noise abatement standards and other requirements, and our failure to do so could result in substantial fines or other sanctions. The DOT, the FAA, the TSA, and foreign aviation regulatory agencies have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with provisions of law or applicable regulations, and may impose civil or criminal penalties for violations of applicable rules and regulations. Such actions, if taken, could have a material adverse effect on our mode of conducting business, results of operations and financial condition. In addition, governmental authorities such as the DOT, the TSA and the FAA may adopt new regulations, directives or orders that could require us to take additional and potentially costly compliance steps or result in the grounding of some of our aircraft, which could increase our costs or result in a loss of revenues, which could have a material adverse effect on our results of operations, financial condition. This is true, in particular, in the area of security.

          In response to the terrorist attacks of September 11, 2001, various government agencies, including U.S. Customs and Border Protection, the Food and Drug Administration and the TSA have adopted, and may in the future adopt, new rules, policies or regulations or changes in the interpretation or application of existing laws, rules, policies or regulations, compliance with which could increase our costs or result in loss of revenues, or have a material adverse effect on our results of operations and financial condition. The TSA has increased security requirements in response to September 11 and has recently proposed comprehensive new regulations governing air cargo transportation, including all-cargo services, in such areas as cargo screening and security clearances for individuals with access to cargo or who board and travel on all-cargo aircraft. These new regulations, and others that potentially might be adopted, could have an adverse impact on our ability to efficiently process cargo or could increase our costs. Furthermore, the U.S. Congress is considering air transportation security provisions that could have similar impacts.

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

          At the present time we are unable to file, on a timely basis, our required reports on Forms 10-K and 10-Q. While we are working to improve the timeliness of our filings, we cannot predict with certainty when this will occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISK

          We do not currently hedge against foreign currency fluctuations, interest rate movements or aviation fuel prices.

          The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to the price and availability of aviation fuel and interest rates as discussed below. The sensitivity analyses presented herein do not consider the effects that such adverse changes might have on our overall financial performance, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable-rate leases are not considered market-sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ. See Note 4 to our Financial Statements for accounting policies and additional information.

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

          Interest. Our earnings are subject to market risk from exposure to changes in interest rates on our variable-rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2004, approximately $207.3 million of our debt at face value had floating interest rates. If interest rates increase a hypothetical 20% in the underlying rate as of December 31, 2004, our annual interest expense would increase for 2005 by approximately $2.4 million.

          Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 20% increase in interest rates, and amounts to approximately $41.7 million as of December 31, 2004. The fair value of our fixed rate debt was $451.3 at December 31, 2004. The fair values of our long-term debt were estimated using quoted market prices and discounted future cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

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

          The certifications of the CEO and CFO required pursuant to Rule 13a-14(d)/15d-14(a) under the Exchange Act and 18 U.S.C. Section 1350 (the “Certifications”) are furnished as exhibits to this report. This section of this report contains the information concerning the evaluation of our disclosure controls and changes to our internal controls referred to in the Certifications, and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

Remediation of Material Weaknesses

          At the conclusion of each of the audits of our consolidated financial statements for the years ended December 31, 2003 and 2002, our independent registered public accounting firm, Ernst & Young, LLP (“E&Y”), noted in a letter to management and the audit committee of our Board of Directors, a copy of which was presented to our Board of Directors, certain matters involving internal controls that they consider to be “material weaknesses” and “reportable conditions” under standards established by the AICPA. However, E&Y has not been engaged to perform an audit of the Company’s internal controls over financial reporting. Accordingly they have not expressed an opinion on the effectiveness of the Company’s internal controls over financial reporting. “Reportable conditions” involve matters relating to significant deficiencies in the design or operation of internal controls that could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in our consolidated financial statements. A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

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

          Management, with the assistance of a professional services firm, has implemented a “Sarbanes-Oxley 404 Project” to address, among other things, the matters noted in E&Y’s letter to management, as well as to prepare us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. The documentation phase of the Sarbanes-Oxley 404 Project, which was initiated to evaluate the design effectiveness of our internal controls over financial reporting, has identified internal control deficiencies that would likely meet the PCAOB No. 2 definition of a material weakness or significant deficiency. These material weaknesses and significant deficiencies are comprised of items that had been previously identified by E&Y, as well as several additional matters that were identified separately by management as part of the Sarbanes-Oxley 404 Project.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          The information required in response to this Item is set forth in Note 10 to the Financial Statements contained in this report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          Pursuant to the Plan of Reorganization, all of our outstanding equity and debt securities were cancelled on the Effective Date.

          The issuance of our shares of New Common Stock on the Effective Date was exempt from the registration requirements of the Securities Act of 1933, as amended, and equivalent provisions of state securities laws, under Section 1145(a) of the Bankruptcy Code. Such Section generally exempts from registration the issuance of securities if the following conditions are satisfied: (i) the securities are issued by a debtor under a plan of reorganization, and (ii) the securities are issued in exchange for a claim against, or interest in, the debtor, or are issued principally in such exchange and partly for cash or property.

          See Note 3 to the Financial Statements contained in this report for additional information regarding these matters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          a.     Indebtedness

          As discussed in Note 2 to the Financial Statements contained in this report, on the Bankruptcy Petition Date, we filed for reorganization under Chapter 11. At March 31, 2004, we were in default under all of our debt arrangements, including the Senior Notes and EETCs. These defaults were cured on the Effective Date of the Plan of Reorganization. See Note 6 to the Financial Statements contained in this report for additional information regarding these securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the quarterly period ended March 31, 2004, other than matters voted on by holders of our debt securities in the ordinary course of the Chapter 11 Cases.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a.     Exhibits

          See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

          b.     Reports on Form 8-K

          The following reports on Form 8-K were filed during the period for which this Form 10-Q is filed:

1.	Current Report on Form 8-K dated February 2, 2004 under Items 3, 5 and 7, disclosing the filing of the bankruptcy petitions, and filing a press release announcing the bankruptcy filing.

2.

Current Report on Form 8-K dated February 6, 2004 under Items 7 and 9, disclosing amendments to the Company’s EETC documents to provide for the amendment to the terms of the underlying leases relating to the EETC financing transactions to be implemented in the bankruptcy reorganization.

3.	Current Report on Form 8-K dated February 9, 2004 under Items 7 and 9, disclosing amendments of term sheets between certain subsidiaries and their lendors and lessors.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date set forth below.

Atlas Air Worldwide Holdings, Inc.

Dated: July 7, 2005	By:	/s/ Jeffrey H. Erickson

Jeffrey H. Erickson
President and Chief Executive Officer

Dated: July 7, 2005	By:	/s/ Michael L. Barna

Michael L. Barna
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.