Form 10-Q
period 2004-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2005-07-08
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b- 2). Yes ☐ No ☑

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

EXPLANATORY NOTE

          Atlas Air Worldwide Holdings, Inc., after having filed a voluntary bankruptcy petition for relief under Chapter 11 of the United States Bankruptcy Code on January 30, 2004 and emerging from bankruptcy on July 27, 2004, did not timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. On February 10, 2005, we filed a Current Report on Form 8-K (the “Form 8-K”) containing, in Exhibit 99.2 furnished thereto, certain financial and other information relating to such quarter, consisting of unaudited Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and Controls and Procedures, all as required by Part I, Items 1-4 of Form 10-Q. Also on February 10, 2005, we issued a press release relating to the information provided in the Form 8-K, which press release was furnished as Exhibit 99.1 to the Form 8-K. This Quarterly Report on Form 10-Q contains similar information to what was provided in the Form 8-K, as well as the remainder of the disclosure required by Form 10-Q, and also additional information relating to various developments that have occurred since the period covered by this report. The information reported herein is as of June 30, 2004 unless otherwise noted.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.
(Debtor-in-Possession)
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

Operating Revenues
Scheduled service	$155,491	$118,268	$300,559	$221,100
ACMI lease contracts	84,871	70,320	168,101	137,403
AMC charter	78,069	118,841	131,182	258,120
Charter Service	8,254	12,816	13,852	32,332
Other revenue	11,623	6,159	22,069	22,574

Total operating revenues	338,308	326,404	635,763	671,529

Operating Expenses
Aircraft fuel	81,417	74,670	151,253	160,106
Salaries, wages & benefits	51,056	46,130	103,921	98,682
Maintenance, materials and repairs	61,999	46,313	114,877	88,163
Aircraft rent	34,159	43,159	71,814	95,594
Ground handling	23,433	20,403	46,014	40,714
Landing fees and other rent	23,530	22,326	45,608	43,525
Depreciation and amortization	15,404	19,341	29,671	36,107
Travel	12,643	15,341	24,789	33,973
Pre-petition and post-emergence costs and related professional fees	—	12,091	9,439	21,588
Other	26,463	36,068	52,035	81,154

Total operating expenses	330,104	335,842	649,421	699,606

Operating income (loss)	8,204	(9,438)	(13,658)	(28,077)

Non-operating Expenses
Interest income	(280)	(1,154)	(470)	(2,162)
Interest expense (excluding post-petition contractual interest of $10,678 and $17,797 for the three and six month periods ended June 30, 2004, respectively)	19,563	22,049	43,131	41,466
Other, net	961	1,013	992	1,856
Reorganization items, net	39,388	—	51,580	—

Total non-operating expenses	59,632	21,908	95,233	41,160

Loss before income tax expense	(51,428)	(31,346)	(108,891)	(69,237)
Income tax expense	—	—	1,117	—

Net loss	$(51,428)	$(31,346)	$(110,008)	$(69,237)

Basic and diluted loss per share:
Net loss	$(1.34)	$(0.82)	$(2.87)	$(1.81)

See accompanying notes to Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
(Debtor-in-Possession)
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2004	December 31, 2003

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$158,262	$93,297
Accounts receivable, net of allowance of $15,928 and $24,304, respectively	134,532	159,393
Prepaid maintenance	84,952	86,876
Deferred taxes	18,759	8,508
Prepaid expenses and other current assets, net of accumulated amortization of $31,413 and $28,689, respectively	40,008	41,274

Total current assets	436,513	389,348

Property and Equipment
Flight equipment	954,076	833,079
Ground equipment	39,649	40,783
Less: accumulated depreciation	(101,905)	(78,768)

Total property and equipment, net	891,820	795,094

Other Assets
Route acquisition costs	42,238	42,238
Deposits and other assets	17,540	59,760
Prepaid aircraft rent	92,332	114,167

Total Assets	$1,480,443	$1,400,607

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$32,829	$35,530
Accrued liabilities	178,883	176,817
Liabilities subject to compromise	596,157	—
Debt	685,702	964,557

Total current liabilities	1,493,571	1,176,904
Other Liabilities
Deferred gains	106,403	170,363
Accrued maintenance	—	62,119
Deferred tax liabilities	18,759	8,508
Other liabilities	—	10,995

Total other liabilities	125,162	251,985

Commitments and Contingencies (Note 10)
Stockholders’ Deficit
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 38,377,504 shares issued and outstanding	384	384
Treasury stock, at cost; 1,050 shares	(4)	(4)
Additional paid-in-capital	306,303	306,303
Accumulated deficit	(444,973)	(334,965)

Total Stockholders’ Deficit	(138,290)	(28,282)

Total Liabilities and Stockholders’ Deficit	$1,480,443	$1,400,607

See accompanying notes to Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
(Debtor-in-Possession)
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

Cash Flows from Operating Activities:
Net loss	$(110,008)	$(69,237)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	29,671	36,107
Reorganization items, net	29,005	—
Provision for doubtful accounts	(323)	11,001
Amortization of debt issuance cost and lease financing deferred gains	1,232	(5,026)
Recognition of compensation from restricted stock units	—	216
Other, net	239	(1,856)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	25,184	45,344
Prepaids and other current assets	475	(5,170)
Deposits and other assets	18,403	(48,750)
Accrued liabilities related to reorganization items	22,574	—
Accounts payable and accrued liabilities	54,524	(27,962)

Net cash provided (used) by operating activities	70,976	(65,333)

Cash Flows from Investing Activities:
Capital expenditures	(9,475)	(4,029)
Proceeds from sale of property and equipment	—	10,000
Maturity of investments	—	31,004

Net cash (used) provided by investing activities	(9,475)	36,975

Cash Flows from Financing Activities:
Proceeds from loan	18,000	—
Issuance of common stock	—	240
Purchase of treasury stock	—	(217)
Payment of debt issuance costs	(2,510)	—
Payment on debt	(12,026)	(52,770)

Net cash provided (used) by financing activities	3,464	(52,747)

Net increase (decrease) in cash and cash equivalents	64,965	(81,105)
Cash and cash equivalents at the beginning of period	93,297	222,392

Cash and cash equivalents at end of period	$158,262	$141,287

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,762	$21,974

Cash paid for reorganization items	$22,574	$—

Supplemental disclosure of non cash flow financing and investing information:
Increase in debt and flight equipment	$204,964	$60,540

See accompanying notes to Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
(Debtor-in-Possession)

Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

          The accompanying interim Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements contain certain financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the Financial Statements contain all adjustments, including normal recurring accruals, necessary to fairly present the financial position of Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) and its consolidated subsidiaries as of June 30, 2004, and the results of operations for the three and six month periods ended June 30, 2004 and 2003 and cash flows for the six month periods ended June 30, 2004 and 2003. The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2004 included in the Annual Report on Form 10-K of Holdings that was filed with the SEC on June 30, 2005. Except for per share data, all dollar amounts are in thousands unless otherwise noted. The Company’s quarterly results have in the past been subject to seasonal and other fluctuations and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

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

2. Background and Bankruptcy

          The sustained weakness of both the United States and international economies that began in early 2001 and continued through the beginning of 2004, coupled with the lingering impact of the September 11, 2001 terrorist attacks, had a negative impact on both international trade demand and the airline industry, including the ACMI and air cargo Scheduled Service markets, which are vital to the Company’s results. Because of the resulting negative impact on the Company’s financial condition and as part of a comprehensive financial restructuring of our aircraft debt and lease obligations, among other things, the Company defaulted on its reporting covenants and payment obligations under substantially all of its debt and lease arrangements. As a result, all debt outstanding was classified as a current liability at June 30, 2004 and December 31, 2003.

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

IRS Claim

          As part of an ongoing audit and in conjunction with the claims process of the Chapter 11 Cases, the submitted proofs of claim with the Bankruptcy Court for approximately $228.0 million of alleged income tax, employee withholding tax, Federal Unemployment Tax Act (“FUTA”) and excise tax obligations, including penalties and interest. In June 2004, the IRS amended its original proofs of claim with new claims (the “Amended IRS Claims”), reducing its total claim amount to approximately $104.3 million. The Amended IRS Claims are principally composed of a $56.4 million income tax claim and a $40.5 million employment tax claim. The Company disputed the amounts claimed and filed with the Bankruptcy Court several claim objections and a motion under Section 505 of the Bankruptcy Code, challenging the IRS’ claims. For purposes of the confirmation of the Plan of Reorganization, the employment tax portion of the Amended IRS Claims was reduced to $5.3 million. The IRS subsequently filed amended and/or additional proofs of claim against Holdings, Atlas and Polar asserting claims for income tax, employee withholding tax, FUTA tax and excise taxes of approximately $11.1 million as administrative claims, $102.0 million as a priority unsecured claim and $2.9 million as a general unsecured claim. On November 12, 2004, the Company filed its Supplemental Objection to Claims of the IRS, objecting to these additional claims. The Company believes that the IRS’ claims are substantially without merit and intends to defend against them vigorously.

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

Reorganization Items

          In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred for the three months ended June 30, 2004 and for the period of January 31, 2004 through June 30, 2004 (in thousands):

	For the Three Months Ended June 30, 2004	For the period January 31, 2004 through June 30, 2004

Legal and Professional Fees	$16,282	$22,574
Rejection of CF6-80 PBH engine agreement (a)	—	(59,552)
Claims related to rejection of owned and capital leased aircraft (b)	13,887	50,554
Claims related to rejection of aircraft leases (c)	9,272	38,104
Other	(53)	(100)

Total	$39,388	$51,580

(a)	The Company rejected a CF6-80 Power-By-The-Hour engine maintenance agreement and wrote off the associated accrued liability of $59.6 million.

(b)

The Company rejected two owned aircraft, tail numbers N354MC and N535MC, which were financed and wrote off the assets, liabilities and net book value of $34.0 million. The Company also rejected a capital lease on aircraft tail number N924FT and wrote off the asset, liability and net book value of $16.6 million.

(c)	The Company rejected six leased aircraft, tail numbers N507MC, N24837, N922FT, N858FT, N859FT and N923FT that resulted in unsecured claims of $38.1 million.

          Also in accordance with SOP 90-7, interest expense of $10.7 million for the three months ended June 30, 2004 and $17.8 million for the period January 31, 2004 through June 30, 2004, has not been recognized on approximately $437.5 million of Senior Notes (defined in Note 6) as such interest will not be an allowed claim nor paid. Also, during the same period the Company paid approximately $22.6 million in cash in respect of Reorganization items listed above.

          Pursuant to SOP 90-7, the Company had segregated and classified certain pre-petition obligations as liabilities subject to compromise. The following table sets forth the Debtors’ estimated liabilities subject to compromise as of June 30, 2004 (in thousands of dollars) (definitions are set forth in Note 6):

Pre-Petition Obligations	June 30, 2004

9 1/4% Senior Notes due 2008	$153,000
9 3/8% Senior Notes due 2006	147,000
10 3/4% Senior Notes due 2005	137,475
Accrued Interest Payable	56,147
Accounts Payable	22,041
Accrued Expenses	80,494

Total liabilities subject to compromise	$596,157

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

Inventories

          Spare parts, materials and supplies for flight equipment are carried at average acquisition cost, which are expensed when used in operations and are included in prepaid expenses and other current assets in the consolidated balance sheet. Rotable parts are written off when beyond economic repair. At June 30, 2004 and December 31, 2003, the reserve for expendable obsolescence was $1.3 and $1.4 million, respectively. Allowances for obsolescence for spare parts expected to be on hand at the date aircraft are retired from service, are provided over the estimated useful lives of the related aircraft and engines. Allowances are also provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change as conditions in our business evolve. Rotable inventory is recorded in “Property and Equipment”.

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

Concentration of Credit Risk and Significant Customers

          The United States Military Airlift Mobility Command (“AMC”) charters accounted for 23.1% and 36.4% for the three month periods ended June 30, 2004 and 2003, respectively and 20.6% and 38.4% for the six month periods ended June 30, 2004 and 2003, respectively, of the Company’s total revenues. Accounts receivable from the United States Military were $18.2 million and $15.3 million at June 30, 2004 and December 31, 2003, respectively.

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

Debt Issuance Costs

          Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method for amortization. Amortization of debt issuance costs was $2.9 million and $1.0 million, for the three month periods ended June 30, 2004 and 2003, respectively, and $4.3 million and $2.1 million for the six month periods ended June 30, 2004 and 2003, respectively, and is included as a component of interest expense on the Statements of Operations.

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

Stock-Based Compensation

          The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees  and its related interpretations (“APB 25”). The Company had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No.148”). Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123 and SFAS No.148, pro forma net loss and loss per share for the three and six months ended June 30, 2004 and 2003 would be as follows:

	For the three Months ended		For the six Months ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net loss, as reported	$(51,428)	$(31,346)	$(110,008)	$(69,237)
Add: Restricted stock expense, net of tax	—	216	—	216
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,755)	(2,614)	(3,509)	(5,012)

Pro forma net loss	$(53,183)	$(33,744)	$(113,517)	$(74,033)

Basic and diluted loss per share:
As reported	$(1.34)	$(0.82)	$(2.87)	$(1.81)

Pro forma	$(1.39)	$(0.88)	$(2.96)	$(1.93)

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

          Twelve of the Company’s forty-four operating aircraft are owned and leased through trusts established specifically to purchase, finance and lease aircraft to the Company. These leasing entities meet the criteria for variable interest entities. All fixed price options were restructured to reflect a fair market value purchase option, and as such, the Company is not the primary beneficiary of the leasing entities. The Company is generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates the Company to absorb decreases in value or entitles the Company to participate in increases in the value of the aircraft. The Company has not consolidated the related trusts upon application of FIN 46 because the Company is not the primary beneficiary based on the option price restructurings. The Company’s maximum exposure under these leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 7.

5. Investments

          At December 31, 2003, the Company held a restricted guaranteed investment contract in the amount of $26.0 million. In 2004, an aircraft lessor exercised its rights due to a rent payment default on aircraft N496MC and drew down on the guaranteed investment contracts in the amount of $26.0 million (see Note 6).

6. Debt

          The Company’s debt obligations, including capital leases, as of June 30, 2004 and December 31, 2003, were as follows:

	June 30, 2004	December 31, 2003

Debt Obligations
Aircraft Credit Facility	$41,890	$43,578
AFL III Credit Facility	158,588	162,856
9 1/4% Senior Notes due 2008	153,000	152,886
9 3/8% Senior Notes due 2006	147,000	147,000
10 3/4% Senior Notes due 2005	137,475	137,475
2000 EETCs	60,002	59,916
1999 EETCs	151,665	87,258
1998 EETCs	200,768	73,470
Capital leases	40,533	52,270
Other	14,256	47,848
DIP Financing Facility	18,000	—

Total Debt	1,123,177	964,557
Less: liabilities subject to compromise	(437,475)	—

Total debt	$685,702	$964,557

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

Senior Notes

          The various senior notes issued by Atlas (collectively, the “Senior Notes”) as of June 30, 2004, in the aggregate principal amount of $437.5 million, were general unsecured obligations of Atlas, which ranked pari passu in right of payment to any of Atlas’ existing and future unsecured senior indebtedness. Interest on the Senior Notes was payable semi-annually in arrears; however, no interest payments were made after March 28, 2003. The Senior Notes were cancelled under the Plan of Reorganization on the Effective Date and are entitled to receive a significant portion of the New Common Stock pursuant to the Plan of Reorganization (See Note 3 above).

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

2000 EETCs

          In April 2000, Atlas completed an offering of $217.3 million of Enhanced Equipment Trust Certificates (“2000 EETCs”). The cash proceeds from the 2000 EETCs were used to finance (through two leveraged lease transactions) two new 747-400 freighter aircraft which were delivered to Atlas during the second quarter of 2000. Subsequent to the financing, Atlas completed a sale-leaseback transaction on both aircraft and issued a guarantee to the owner participant of one of the aircraft. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 8.71% to 9.70%, payable monthly as of June 30, 2004, and previously payable semi-annually.

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

The table below summarizes the fair market value of the obligations recorded for the aircraft at July 27, 2004:

Aircraft Tail Number	Description	Fair Value of the Debt and stock at Date of Modification

N409MC	EETC Note A	$51,528
	EETC Note B	7,833
	EETC Note C	2,147
	409 OP Note	9,000
	New Common stock	8,104

	Total	$78,612

          In connection with this financing, the Company has a blended effective interest rate of 11.31% and 14.86% as of June 30, 2004 and December 31, 2003, respectively, payable monthly. According to the terms of the equipment notes, principal payments vary and are payable through 2021.

          As contemplated under the DVB Term Sheet, holders of the majority of Senior Notes purchased the 409 OP Note and the 200,000 shares from DVB for $9,000,000 in cash. This sale of the 409 OP Note and the shares to third parties was concluded as part of the transactions that closed at the OP Closing.

1999 EETCs

          In 1999, Atlas completed an offering of Enhanced Equipment Trust Certificates (“1999 EETCs”). As of March 31, 2004 the outstanding balance of the 1999 EETCs relate to two owned Boeing 747-400F aircraft numbers N495MC and N496MC. As of December 31, 2003, the outstanding balance of the 1999 EETCs relate to one owned Boeing 747-400F aircraft number N495MC. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 6.88% to 8.77%, payable monthly as of June 30, 2004, and previously payable semi-annually.

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

1998 EETCs

          In 1998, Atlas completed an offering of Enhanced Equipment Trust Certificates (the “1998 EETCs”). As of June 30, 2004 the outstanding balance of the 1998 EETCs relates to three owned B747-400F aircraft numbers N491MC, N493MC and N494MC. As of December 31, 2003, the outstanding balance of the 1998 EETCs relates to one owned B747-400F aircraft number N494MC. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 7.38% to 8.01%, payable monthly as of June 30, 2004, and previously payable semi-annually.

          Pursuant to the Plan of Reorganization, as of January 30, 2004, FINOVA Capital Corporation (“FINOVA”), the owner participant with respect to two leased aircraft in the 1998 EETC transaction, sold its owner participant interests in such aircraft to Atlas for $5.0 million each, payable in installments over a ten year term commencing in 2007 (the “491 and 493 OP Notes”). In connection with this transaction, FINOVA agreed to support and consent to the restructuring contemplated by the EETC Restructuring Agreement relating to the 1998 EETC transaction (relating to aircraft tail numbers N491MC and NM493MC). The changes to the owner participant described above resulted in both aircraft being effectively acquired by Atlas on January 30, 2004 with the asset and related liabilities being recorded on the balance sheet at their respective fair values. The Company has a blended effective interest rate of 13.89% for aircraft tail number N491MC and according to the terms of the equipment notes, principal payments vary and are payable monthly through 2020. The Company has a blended effective interest rate of 13.72% for aircraft tail number N493MC and according to the terms of the equipment notes, principal payments vary and are payable monthly through 2019.

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

Capital Leases

          Capital lease obligations with an aggregate net present value of $40.5 million and $52.3 million were outstanding at June 30, 2004 and December 31, 2003, respectively. Payments are due monthly through 2009. The underlying assets related to capital lease obligations as of December 31, 2003 were five aircraft and a flight simulator. The aircraft tail numbers are N508MC, N516MC, N518MC, N920FT and N924FT. During the six month period ended June 30, 2004, N924FT was rejected in bankruptcy. During 2004, the capital leases for tail numbers N508MC and N516MC were amended.

Other Debt

          Other debt consists of various term loans aggregating $14.3 million and $47.8 million as of June 30, 2004 and December 31, 2003, respectively. Other debt was secured separately by aircraft tail numbers N535MC, N354MC and N537MC at December 31, 2003. During the three month period ended March 31, 2004, N535MC and N354MC were rejected in bankruptcy. The debt secured by tail number N537MC was amended on March 20, 2003 to extend the loan term to June 30, 2006. All previous defaults on the loan were waived at such time. Both Atlas and Polar signed guaranty agreements on July 27, 2004. Included in other debt are the 491 and 493 OP Notes for $10.0 million discussed above.

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

          The following table summarizes the contractual maturities of the Company’s debt obligations reflecting the terms that were in effect as of June 30, 2004:

Years Ending December 31,
2004	$33,609
2005	181,350
2006	197,203
2007	56,405
2008	223,355
Thereafter	431,255

$1,123,177

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

          At June 30, 2004, twenty-one of the forty-four aircraft registered to the Company were leased, of which four were capitalized leases and seventeen were operating leases with initial lease term expiration dates ranging from 2004 to 2025.

          The following table summarizes the minimum annual rental commitments as of the periods indicated under capital leases and non-cancelable aircraft, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of June 30, 2004:

Years Ending December 31,	Capital Leases	Aircraft Operating Leases	Other Operating Leases	Total Leases

2004	$7,665	$64,251	$4,389	$76,305
2005	11,615	139,809	7,482	158,906
2006	11,850	128,052	5,644	145,546
2007	12,000	128,052	4,810	144,862
2008	12,000	143,277	4,578	159,855
Thereafter	10,000	2,048,000	13,299	2,071,299

Total minimum lease payments	$65,130	$2,651,441	$40,202	$2,756,773

Less amounts representing interest	$24,597

Present value of future minimum capital lease payments	$40,533

          The effective interest rates on the capitalized leases for aircraft tail numbers N508MC, N516MC, N518MC and N920FT are 13.9%, 11.6%, 37.4% and 18.76%, respectively.

          In addition to the above commitments, the Company leases engines under short-term lease agreements on an as needed basis.

8. Related Party Transactions

          All of the non-employee directors of the Company, namely Brian H. Rowe, Lawrence W. Clarkson, Richard A. Galbraith, Joseph J. Steuert, Stephen A. Greene, John S. Blue and Linda Chowdry, who served on the Company’s Board prior to July 27, 2004, resigned from the Board at or prior to the Effective Date. The Company was party to two separate consulting agreements with Joseph J Steuert, one of these former directors, who is chairman and chief executive officer of The Transportation Group, an investment bank focused on the aviation industry. Effective March 1, 2003, the Company entered into a consultancy agreement (“First Agreement”), whereby the director agreed to provide the Company with consultancy services in connection with the restructuring of financial obligations with its debt holders and aircraft lessors. Pursuant to the terms of the First Agreement, the Company was required to pay a monthly fee of $95,000, as well as a success fee in the amount not less than $500,000 nor more than $800,000, which amount was determined at the sole discretion of the Company’s Board of Directors. The First Agreement had a four-month term and was automatically renewable for additional one-month terms unless either party provided notice of non-renewal of the First Agreement by the 20th day of the preceding month. The Company incurred consulting fees and expenses to this director of zero and $0.3 million, for the three month periods ended June 30, 2004 and 2003, respectively, and $0.8 million and $0.4 million for the six month periods ended June 30, 2004 and 2003, respectively. The agreement was rejected in bankruptcy and the Company is no longer subject to the agreement or the agreement’s automatic renewal.

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

          Another former director of the Company, Stephen A. Greene, is a partner in a law firm, Cahill, Gordon and Reindel, that acted as outside counsel to the Company. The Company paid legal fees and expenses to this law firm of $0.7 million and $1.2 million for the three month periods ended June 30, 2004 and 2003, respectively, and $1.9 million and $2.7 million for the six month periods ending June 30, 2004 and 2003, respectively.

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

          The Company dry leases three owned aircraft to a company in which we own a minority investment as of June 30, 2004. The investment is accounted for under the equity method. The leases have terms that mature at various dates through July 2007 and contain options for renewal by the lessor. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for the three aircraft was $10.8 million and $9.0 million for the three month periods ended June 30, 2004 and 2003, respectively, and $21.6 million and $16.7 million for the six month periods ended June 30, 2004 and 2003, respectively.

9. Segment Reporting

          The Company has four reportable segments: Scheduled Service, ACMI contract, Charter Service, and AMC Charter. All reportable segments are engaged in the business of transporting air cargo, but have different operating and economic characteristics which are separately reviewed by the Company’s management. The Company evaluates performance and allocates resources to its segments based upon pre-tax income (loss), excluding pre-petition and post-emergence costs and related professional fees, unallocated corporate and other and reorganization items (“Fully Allocated Contribution” or “FAC”). Management views FAC as the best measure to analyze profitability and contribution to net income or loss of the Company’s individual segments. The table provided at the end of this note shows FAC by segment and reconciles it to loss before income taxes as required pursuant to Item 10(e) of Regulation S-K. Management allocates the cost of operating aircraft between segments on an average cost per aircraft basis.

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

          The ACMI contract segment involves the provision of aircraft, crew, maintenance and insurance services whereby customers receive use of an aircraft and crew in exchange for, in most cases, a guaranteed monthly level of operation at a predetermined rate for defined periods of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel.

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

          Since assets are readily moved and are often shared, the Company does not report information about identifiable assets or capital expenditures at the segment level. Similarly it is impracticable to report revenue by geographic region other than scheduled service. Depreciation is allocated to each segment based on aircraft utilization during the periods reported.

          The following table sets forth revenues, FAC, operating income (loss) and loss before income tax expense for the Company’s four reportable segments for the three and six month periods ended June 30, 2004 and 2003:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenues:
Scheduled service	$155,491	$118,268	$300,559	$221,100
ACMI contracts	84,871	70,320	168,101	137,403
AMC charter	78,069	118,841	131,182	258,120
Charter Service	8,254	12,816	13,852	32,332
All Other	11,623	6,159	22,069	22,574

Total operating revenues	$338,308	$326,404	$635,763	$671,529
FAC:
Scheduled service	$(28,665)	$(18,636)	$(52,819)	$(46,269)
ACMI contracts	1,091	(7,759)	(11,087)	(19,472)
AMC charter	9,995	13,097	12,252	34,738
Charter Service	(436)	(1,416)	(2,445)	(2,778)

Total FAC	(18,015)	(14,714)	(54,099)	(33,781)
Unallocated other	5,975	(4,541)	6,227	(13,868)
Pre-petition and post-emergence costs and related professional fees	—	(12,091)	(9,439)	(21,588)
Interest income	(280)	(1,154)	(470)	(2,162)
Interest expense	19,563	22,049	43,131	41,466
Other, net	961	1,013	992	1,856

Operating income (loss)	8,204	(9,438)	(13,658)	(28,077)
Interest income	(280)	(1,154)	(470)	(2,162)
Interest expense	19,563	22,049	43,131	41,466
Other, net	961	1,013	992	1,856
Reorganization items, net	39,388	—	51,580	—

Loss before income tax expense	$(51,428)	$(31,346)	$(108,891)	$(69,237)

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

Restricted Cash and Letters of Credit

          The Company had $4.6 million and $4.3 million of restricted cash either pledged under standby letters of credit related to collateral or for certain deposits required in the normal course for items, including, but not limited to, surety and customs bonds, airfield privileges and insurance at June 30, 2004 and December 31, 2003, respectively. This amount is included in deposits and other assets in the balance sheets.

Labor

          The Airline Pilots Association (“ALPA”) represents all of the Company’s U.S. pilots (“U.S. Pilots”) at both Atlas and Polar. Collectively, these employees represent approximately 50% of the Company’s workforce as of June 30, 2004. Polar’s collective bargaining agreement with ALPA became amendable in May 2003, and the Company cannot accurately predict the outcome of any negotiations with ALPA. Negotiations since July 2003 have been under the direction of a mediator appointed by the National Mediation Board. Although the Company

has never had a work interruption or stoppage, the Company is subject to risks of work interruption or stoppage and may incur additional administrative expenses associated with union representation of its employees. If the Company is unable to reach agreement with its crewmembers on the terms of Polar’s collective bargaining agreement, or if Atlas were unable to negotiate future contracts with its crewmembers, the Company may be subject to work interruptions or stoppages.

          In November 2004, in order to increase efficiency and assist in controlling certain costs, the Company initiated steps to combine the ALPA represented bargaining units of Atlas and Polar. Any such combination will be in accordance with the terms and conditions of Atlas’s and Polar’s collective bargaining agreements, which agreements provide for a seniority integration process and the negotiation of a single collective bargaining agreement. Given the Company’s decision to integrate the two crewmember workforces, no negotiation sessions between the Polar and ALPA are currently scheduled by the mediator.

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

          Plaintiffs filed a single consolidated amended class action complaint in August 2003. Before any response thereto was made by any defendant, plaintiffs filed a second consolidated amended class action complaint in October 2003. The second consolidated amended class action complaint in October 2003 supersedes and replaces all prior complaints, and alleges: (i) violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Holdings and six of its current or former officers or directors on behalf of all persons who purchased or otherwise acquired the common stock of Holdings between April 18, 2000 and October 15, 2002, inclusive, and (ii) violation of Sections 11 and 15 of the Securities Act of 1933 against Holdings, four of its former officers or directors and Morgan Stanley Dean Witter on behalf of all persons who purchased or otherwise acquired Atlas common stock issued in the September Secondary Offering. Each defendant moved to dismiss the second consolidated amended class action complaint on or about December 17, 2003. On February 3, 2004, Holdings notified the court hearing the consolidated action of the Company’s January 30, 2004 bankruptcy filing staying the litigation against Holdings.

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

          There were contested matters and legal proceedings between the Company and the Polar Creditors’ Committee in the Company’s Bankruptcy Case. By stipulation approved by the Bankruptcy Court, the Debtors assigned to such committee the authority to pursue all actions on Polar’s behalf necessary to the resolution of the inter-company claims scheduled by the Debtors as owing by Polar to Atlas and by Atlas to Polar, and the Atlas Creditors’ Committee has been similarly authorized to represent the interests of Atlas. The Debtors’ Schedules of Assets and Liabilities, as amended, list claims asserted by Atlas against Polar of approximately $188 million and claims asserted by Polar against Atlas of approximately $52 million. On May 7, 2004, the Polar Creditors’ Committee filed its Objection to Claim and Complaint for Avoidance and Recovery of Preferential Transfer, Avoidance and Recovery of Fraudulent Transfers and Obligations, Equitable Subordination of Claim, and Re-characterization of Claim (“Polar Committee Claim Objection”).The validity and allowance of the inter-company claims and the Polar Committee Claim Objection were rendered moot by the global settlement reached among the Debtors, the Atlas Creditors’ Committee and the Polar Creditors’ Committee, and approved by the Bankruptcy Court. In accordance with the global settlement, the Plan of Reorganization eliminated all inter-company claims among the Debtors; however, certain lenders and lessors alleged that some inter-company claims asserted by Atlas against Polar were excluded from the global settlement’s release. The Debtors settled these inter-company claims asserted by East Trust Sub 12 (an affiliate of GATX, “East Trust”) and Goldman Sachs Credit Partners L.P. (successor in interest to Bank One Leasing, “GSCP”), by inter alia, granting East Trust a claim against Polar of $1,250,000, and by liquidating GSCP’s claim against Polar at zero.

          In addition to the proofs of claim filed by the IRS as described in Note 3, incident to administering the Company’s bankruptcy estates, the Company is currently reconciling the proofs of claim filed in the bankruptcy. As part of this reconciliation process, the Company has objected to a multitude of claims, which will result in liti-

gation between the Company and the various claimants that will be resolved by the Bankruptcy Court. A number of these claims, if resolved against the Company, could require significant cash payments or could require the Company to fund additional cash into the trust established for Polar’s creditors. Except for the IRS claims, described in Note 3, the Company does not believe that any one of these claims, if resolved against the Company, will, individually, have a material adverse effect on the Company’s business. However, if a number of these claims are resolved against the Company, they could, in the aggregate, have a material adverse effect on the Company’s business.

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

          The Company has certain other contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes that the ultimate disposition of these contingencies, with the exception of those noted above, is not expected to materially affect the Company’s consolidated financial condition, results of operations and liquidity.

11. Loss Per Share and Number of Common Shares Outstanding

          Basic loss per share represents the loss divided by the weighted average number of common shares outstanding during the measurement period. Diluted loss per share represents the loss divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common securities consist of 1.8 million and 2.9 million stock options outstanding, for the three and six month periods ended June 30, 2004 and 2003, respectively. The impact of these potentially dilutive securities would be anti-dilutive due to losses incurred and are not included in the diluted loss per share calculation.

          The calculations of basic and diluted loss per share for the three and six month periods ended June 30, 2004 and 2003 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Numerator:
Net loss	$(51,428)	$(31,346)	$(110,008)	$(69,237)

Denominator – basic and diluted shares:
Weighted average common shares outstanding	38,378	38,357	38,378	38,344

Basic and diluted loss per share	$(1.34)	$(0.82)	$(2.87)	$(1.81)

          As previously described, “old” equity interests will receive no distribution under the Plan of Reorganization and, therefore, were effectively cancelled. “New” equity, in the form of New Common Stock, has been and will be issued to creditors. The following table shows the pro forma calculations of basic and diluted loss per share for the three and six month periods ending June 30, 2004 and 2003 for the number of shares issued and to be issued as a result the Company’s emergence from bankruptcy:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Numerator:
Net loss	$(51,428)	$(31,346)	$(110,008)	$(69,237)

Denominator – basic and diluted shares:
Weighted average common shares outstanding	20,212	20,212	20,212	20,212

Pro forma basic and diluted loss per share:	$(2.54)	$(1.55)	$(5.44)	$(3.43)

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

Background and Bankruptcy

          The sustained weakness of both the United States and international economies that began in early 2001 and continued through the beginning of 2004, coupled with the lingering impact of the September 11, 2001 terrorist attacks, had a substantial negative impact on both international trade demand, and the airline industry in particular, including the ACMI and air cargo Scheduled Service markets that are vital to our results of operation and financial condition. Due to the negative impact on our financial condition and as part of a comprehensive financial restructuring of our aircraft debt and lease obligations, among other things, we defaulted on our covenants and payment obligations under all of our debt and lease arrangements. As a result, all debt outstanding had been reclassified as a current liability at June 30, 2004 and December 31, 2003.

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

Polar Unsecured Claims

          Pursuant to the Plan of Reorganization, we will pay cash equal to sixty cents on the dollar for allowed unsecured claims against Polar. General unsecured claims of approximately $ 408.4 million were filed against Polar. As of May 19, 2005, claims of $39.9 million have been allowed, claims of $16.5 million remain disputed, and the balance of claims have been withdrawn or disallowed; however, this figure has been, and continues to be, reduced by virtue of the ongoing claims reconciliation process. We estimate the additional allowed claims against Polar will ultimately be under $1 million.

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

Three Months Ended June 30, 2004 and 2003

Consolidated Results

          Total operating revenue. Our total operating revenues were $338.3 million for the second quarter of 2004, compared with $326.4 million for the second quarter of 2003, an increase of $11.9 million, or 3.7%. This increase was primarily due to strength in our Scheduled Service revenue, which was $155.5 million for the second quarter of 2004, compared with $118.3 million for the second quarter of 2003, an increase of $37.2 million or 31.5%. ACMI contracted revenue was $84.9 million for the second quarter of 2004, compared with $70.3 million for the second quarter of 2003, an increase of $14.6 million, or 20.8%. These increases were partially offset by reductions in revenue from our AMC business, which had revenue of $78.1 million for the second quarter of 2004, compared with $118.8 million for the second quarter of 2003, a decrease of $40.7 million, or 34.3%. Commercial charter revenue was $8.3 million for the second quarter of 2004, compared with $12.8 million for the second quarter of 2003, a decrease of $4.5 million, or 35.2%. Other revenue was $11.6 million for the second quarter of 2004, compared with $6.2 million for the second quarter of 2003, an increase of $5.4 million, or 87.1%.

          Scheduled Service revenue. Scheduled Service revenues were $155.5 million for the second quarter of 2004, compared with $118.3 million for the second quarter of 2003, an increase of $37.2 million, or 31.5%, primarily due to higher capacity, higher yields and higher load factors. RTMs in the Scheduled Service segment were 529.9 million on a total capacity of 846.4 million ATMs in the second quarter of 2004, compared with RTMs of 425.5 million on a total capacity of 749.0 million ATMs in the second quarter of 2003. Load factor was 62.6% with a yield of $0.293 in the second quarter of 2004, compared with a load factor of 56.8% and a yield of $0.278 in the second quarter of 2003. RATM in our Scheduled Service segment was $0.184 in the second quarter of 2004, compared with $0.158 in the second quarter of 2003, representing an increase of 16.5%. The material increase in the revenue performance of the Scheduled Service segment, as measured by RATM, was attributable to the positive impact of the scheduled network restructuring that was accomplished in the 2003 fourth quarter and 2004 first quarter, a general increase in the demand for air cargo services in 2004, an increase in fuel surcharge revenue in 2004, and specific improvement in load factor for flights from the U.S. to Asia and Europe, caused, in part, by the weakening of the US dollar against foreign currencies.

          ACMI contract revenue. ACMI contracted revenues were $84.9 million for the second quarter of 2004, compared with $70.3 million for the second quarter of 2003, an increase of $14.6 million, or 20.8%, primarily due to increases in both the volume of ACMI contracts and our corresponding rates. ACMI block hours were 15,742 for the second quarter of 2004, compared with 13,217 for the second quarter of 2003, an increase of 2,525, or 19.1%. Revenue per block hour was $5,391 for the second quarter of 2004, compared with $5,320 for the second quarter of 2003, an increase of $71 per block hour, or 1.3%. Total aircraft supporting ACMI contracts as of June 30, 2004 were eight 747-200 aircraft and six 747-400 aircraft, compared with June 30, 2003 when we had seven 747-200 aircraft and five 747-400 aircraft supporting ACMI contracts.

          AMC charter revenue. AMC charter revenues were $78.1 million for the second quarter of 2004, compared with $118.8 million for the second quarter of 2003, a decrease of $40.7 million, or 34.3%, primarily due to a lower volume of AMC charter flights partially offset by an increase in AMC charter rates. AMC charter block hours were 6,237 for the second quarter of 2004, compared with 9,832 for the second quarter of 2003, a decrease of 3,595, or 36.6%. Revenue per block hour was $12,517 for the second quarter of 2004, compared with $12,088 for the second quarter of 2003, an increase of $429 per block hour, or 3.6%. The reduction in AMC charter activity was primarily due to the reduction in the peak AMC demand that existed in the first half of 2003 attributable to the build-up to the military conflict in Iraq.

          Commercial charter revenue. Commercial charter revenues were $8.3 million for the second quarter of 2004, compared with $12.8 million for the second quarter of 2003, a decrease of $4.5 million, or 35.2%, primarily as a result of a lower volume of commercial charter flights offset by an increase in revenue per block hour. Commercial charter block hours were 659 for the second quarter of 2004, compared with 1,287 for the second quarter of 2003, a decrease of 628, or 48.8%. Revenue per block hour was $12,525 for the second quarter of 2004, compared with $9,960 for the second quarter of 2003, an increase of $2,565 per block hour, or 25.8%. The improvement in the demand for air cargo in 2004 had the effect of improving rates, but the lack of available capacity due to the increased flying in the ACMI lease contract and Scheduled service businesses, and reduction in our aircraft fleet size through bankruptcy, caused a reduction in Commercial charter revenue for the second quarter of 2004, compared with the second quarter of 2003.

          Aircraft fuel expense. Aircraft fuel expense was $81.4 million for the second quarter of 2004, compared with $74.7 million for the second quarter of 2003, an increase of $6.7 million, or 9.0%, as a result of increased fuel prices. Average fuel price per gallon was $1.13 for the second quarter of 2004, compared with $0.93 for the second quarter of 2003, an increase of $0.20 or 21.5%, partially offset by a 7.5 million gallon, or 9.3% decrease in fuel consumption to 72.9 million gallons for the second quarter of 2004 from 80.4 million gallons during the second quarter of 2003. The decrease in fuel consumption corresponds to the decrease in Non-ACMI block hours.

          Salaries, wages and benefits expense. Salaries, wages and benefits were $51.1 million for the second quarter of 2004, compared with $46.1 million for the second quarter of 2003, an increase of $4.5 million, or 10.9%. Salaries, wages and benefits for air crew employees increased by $4.4 million, or 15.3%, during the second quarter of 2004, compared with the second quarter of 2003. The increase was primarily due to contractual pay rate increases for crewmembers and higher worker’s compensation coverage necessary for crewmember employees operating AMC charters.

          Maintenance, materials and repairs. Maintenance, materials and repairs was $62.0 million for the second quarter of 2004, compared with $46.3 million for the second quarter of 2003, an increase of $15.7 million, or 33.9%. The increase in maintenance expense was primarily the result of an increase in engine overhaul expense and an increase in expense for D checks. There were five additional D check airframe maintenance events in the second quarter of 2004, compared with the second quarter of 2003.

          Aircraft rent. Aircraft rents were $34.2 million for the second quarter of 2004, compared with $43.2 million for the second quarter of 2003, a decrease of $9.0 million or 20.8%, as a result of our rejection, pursuant to the Plan of Reorganization, of three aircraft (tail numbers N507MC, N922FT and N923FT) in the first quarter of 2004 and one aircraft (tail number N24837) in the second quarter of 2004 that were originally financed under lease agreements. We also rejected leases on two aircraft (tail numbers N858FT and N859FT) in the first quarter of 2004 pursuant to the Plan of Reorganization, and subsequently purchased them in the third quarter of 2004. We also capitalized two operating leases (tail numbers N491MC and N493MC) in the first quarter of 2004. See also Note 6 to the Financial Statements.

          Ground handling and airport fees. Ground handling and airport fees were $23.4 million for the second quarter of 2004, compared with $20.4 million for the second quarter of 2003, an increase of $3.0 million, or 14.7%. The primary cause of the increase was a significant increase in Scheduled service flight activity into Liege, Belgium in the fourth quarter of 2003 and into 2004, which, given Liege’s location in Europe, caused a significant increase in expense related to truck transportation purchased from outside vendors.

          Landing fees and other rent. Landing fees and other rent was $23.5 million for the second quarter of 2004, compared with $22.3 million for the second quarter of 2003, an increase of $1.2 million, or 5.4%, as a result of an increase in landing fees, overfly fees and equipment rent.

          Depreciation expense. Depreciation expense was $15.4 million for the second quarter of 2004, compared with $19.3 million for the second quarter of 2003, a decrease of $3.9 million, or 20.2%, as a result of the rejection of aircraft from our fleet during the first quarter of 2004.

          Other operating expense. Other operating expenses were $26.5 million for the second quarter of 2004, compared with $36.1 million for the second quarter of 2003, a decrease of $9.6 million, or 26.6%, due primarily to a $2.3 million decrease in bad debt expense, a $2.7 million decrease in commissions due to reduced AMC and Scheduled Service related commission expense and a $1.0 million decrease in temporary personnel costs.

          Interest income. Interest income was $0.3 million for the second quarter of 2004, compared with $1.2 million for the second quarter of 2003, a decrease of $0.9 million, or 75.0%, due primarily to decreases in interest rates and a decline in our available cash balances and investments.

          Interest expense. Interest expense was $19.6 million for the second quarter of 2004, compared with $22.0 million for the second quarter of 2003, a decrease of $2.4 million, or 10.9%, resulting primarily from $7.1 million of interest expense not being recorded on the Senior Notes that have been reclassified as “Liabilities subject to compromise.” Interest is not being accrued on these notes pursuant to SOP 90-7 as it is not expected to be paid or allowed as a claim. This decrease is partially offset by the increase in interest expense related to capital leases for the second quarter of 2004 that were previously classified as operating leases for the second quarter of 2003.

          See Note 3 to our Financial Statements for a description of reorganization items.

          Net loss. As a result of the foregoing, we recorded a net loss of $51.4 million, or $1.34 per share, during the second quarter of 2004, which compares to a net loss of $31.3 million, or $0.82 per share, for the same period in 2003.

Scheduled Service Segment

          The Scheduled Service segment had an FAC loss of $28.7 million for the second quarter 2004, compared with an FAC loss of $18.6 million for the same period in 2003 (see FAC reconciliation and explanation in Note 9 to the Financial Statements). Despite the improvement in revenue performance, total profitability declined year-over-year due primarily to the impact of fuel prices. Total fuel cost for Scheduled service increased by $18.5 million, or 49.0%, on a 15.6% increase in block hours in the second quarter of 2004 over the same period in 2003.

ACMI Contract Segment

          FAC relating to the ACMI contract segment was income of $1.1 million for the second quarter of 2004, compared with a loss of $7.8 million for the same period in 2003. The improvement in FAC is primarily the result of a slight increase in revenue rates per block hour, an increase in block hours flown of 19.1%, lower overhead costs per block hour and the elimination of the costs associated with parked and non-productive aircraft in 2004.

AMC Charter Segment

          FAC relating to the AMC charter segment was income of $10.0 million for second quarter of 2004, compared with income of $13.1 million for the same period in 2003. The reduction in FAC was primarily the result of 36.6% lower block hours and 34.3% lower revenue in the second quarter of 2004, compared with the second quarter of 2003. The reduction in AMC charter activity was primarily due to the reduction in the peak AMC demand that existed in the first and second quarter of 2003 attributable to the build-up to the military conflict in Iraq.

Commercial Charter Segment

          FAC relating to the commercial charter segment was a loss of $0.4 million for the second quarter of 2004, compared with a loss of $1.4 million for the same period in 2003. FAC improved marginally as an increase in operating expenses, primarily caused by the effect of higher fuel prices, was more than offset by a 25.8% increase in revenue per block hour.

Six Months Ended June 30, 2004 and 2003

Consolidated Results

          Total operating revenue. Our total operating revenues were $635.8 million for the first half of 2004, compared with $671.5 million for the first half of 2003, a decrease of $35.7 million, or 5.3%. This decrease in our total operating revenue was primarily due to continuing reduction in AMC charter revenues, which were $131.2 million for the first half of 2004, compared with $258.1 million for the first half of 2003, a decrease of $126.9 million, or 49.2%. Commercial charter revenue also declined and totaled $13.9 million for the first half of 2004, compared with $ 32.3 million for the first half of 2003, a decrease of $18.4 million, or 57.0%. These decreases are partially offset by increases in Scheduled service revenue, which was $300.6 million for the first half of 2004, compared with $221.1 million for the first half of 2003, an increase of $79.5 million, or 36.0% and ACMI contracted revenue, which was $168.1 million for the first half of 2004, compared with $137.4 million for the first half of 2003, an increase of $30.7 million, or 22.3%.

          Scheduled Service revenue. Scheduled Service revenues were $300.6 million for the first half of 2004, compared with $221.1 million for the first half of 2003, an increase of $79.5 million, or 36.0%, primarily due to higher capacity, higher yields and higher load factors. RTMs in the Scheduled Service segment were 1,020 million on a total capacity of 1,662 million ATMs in the first half of 2004, compared with RTMs of 808 million on a total capacity of 1,395 million ATMs in the first half of 2003. Load factor was 61.4% with a yield of $0.295 for the first half of 2004, compared with a load factor of 57.9% and a yield of $0.274 for the first half of 2003. RATM in our Scheduled Service segment was $0.181 in the first half of 2004, compared with $0.159 in the first half of 2003, representing an increase of 13.8%. The material increase in the revenue performance of the Scheduled Service segment, as measured by RATM, was attributable to the positive impact of the Scheduled Service network restructuring that was accomplished in the fourth quarter of 2003 and the first quarter of 2004, a general increase in the demand for air cargo services in 2004, an increase in fuel surcharge revenue in 2004, and specific improvement in load factor for flights from the U.S. to Asia and Europe, caused, in part, by the weakening of the U.S. dollar against foreign currencies.

          ACMI contract revenue. ACMI contracted revenues were $168.1 million for the first half of 2004, compared with $137.4 million for the first half of 2003, an increase of $30.7 million, or 22.3%, as a result of increases in both the volume of ACMI contracts and corresponding rates. ACMI block hours were 31,454 for the first half of 2004, compared with 25,972 for the first half of 2003, an increase of 5,482, or 21.1%. Revenue per block hour was $5,344 for the first half of 2004, compared with $5,290 for the first half of 2003, an increase of $54 per block hour, or 1.0%. Total aircraft supporting ACMI contracts as of June 30, 2004 were eight 747-200 aircraft and six 747-400 aircraft, compared with June 30, 2003 when we had seven 747-200 aircraft and five 747-400 aircraft supporting ACMI contracts.

          AMC charter revenue. AMC charter revenues were $131.2 million for the first half of 2004, compared with $258.1 million for the first half of 2003, a decrease of $126.9 million, or 49.2%, primarily due to a lower volume of AMC charter flights. AMC charter block hours were 10,774 for the first half of 2004, compared with 21,169 for the first half of 2003, a decrease of 10,395, or 49.1%. Revenue per block hour was $12,176 for the first half of 2004, compared with $12,194 for the first half of 2003, a decrease of $18 per block hour, or 0.2%. The reduction in AMC charter activity was primarily due to the reduction in the peak AMC demand from that which existed in the first and second quarter of 2003 attributable to the buildup to the military conflict in Iraq.

          Commercial Charter revenue. Commercial Charter revenues were $13.9 million for the first half of 2004, compared with $ 32.3 million for the first half of 2003, a decrease of $18.4 million, or 57.0%, primarily as a result of a lower volume of commercial charter flights partially offset by an increase in revenue per block hour. Commercial Charter block hours were 1,268 for the first half of 2004, compared with 3,202 for the first half of 2003, a decrease of 1,934, or 60.4%. Revenue per block hour was $10,928 for the first half of 2004, compared with $10,099 for the first half of 2003, an increase of $829 per block hour, or 8.2%. The improvement in the demand for air cargo had the effect of improving rates in 2004, but the lack of available capacity brought about by the increased flying in the ACMI lease contract and Scheduled Service businesses and reduction in our aircraft fleet size through bankruptcy, caused a reduction in Commercial Charter revenue for the first half of 2004, compared with the first half of 2003.

          Aircraft fuel expense. Aircraft fuel expense was $151.3 million for the first half of 2004, compared with $160.1 million for the first half of 2003, a decrease of $8.8 million, or 5.5%, as a result of an increase in average fuel price, which was more than offset by a decrease in consumption. Average fuel price per gallon was $1.12 for the first half of 2004, compared with $0.98 for the first half of 2003, an increase of $0.14, or 14.3%, offset by a decrease in fuel consumption to 134.9 million gallons for the first half of 2004, compared with 164.2 million gallons for the first half of 2003, a decrease of 29.3 million gallons, or 17.8% due to reduced non ACMI block hours during the period.

          Salaries, wages and benefits expense. Salaries, wages and benefits were $103.9 million for the first half of 2004, compared with $98.7 million for the first half of 2003, an increase of $5.2 million, or 5.3%. Salaries, wages and benefits for air crew employees increased by $2.2 million, or 3.7%, during the first half of 2004, compared with the first half of 2003. The increase was due to contractual pay rate increases for crew members and higher worker’s compensation coverage necessary for crewmember employees operating AMC charters.

          Maintenance, materials and repairs. Maintenance, materials and repairs was $114.9 million for the first half of 2004, compared with $88.2 million for the first half of 2003, an increase of $26.7 million, or 30.3%. The increase in maintenance expense was the result of an increase in engine overhaul expense and an increase in expense for D checks. There were eight D check events in the first half of 2004 as opposed to two events taking place during the first half of 2003. The increase in D check activity was primarily related to the reactivation of aircraft that were parked prior to the Bankruptcy Petition Date.

          Aircraft rent. Aircraft rents were $71.8 million for the first half of 2004, compared with $95.6 million for the first half of 2003, a decrease of $23.8 million, or 24.9% as a result of our rejection, pursuant to the Plan of Reorganization, of three aircraft (tail numbers N507MC, N922FT and N923FT) in the first quarter of 2004 and one aircraft (tail number N24837 ) in the second quarter of 2004 that were originally under operating lease agreements. We also rejected leases on two aircraft (tail numbers N858FT and N859FT) in the first half of 2004 pursuant to the Plan of Reorganization and subsequently purchased them in the 2004 third quarter. In addition we converted two operating leases (tail numbers N491MC and N493MC) to owned aircraft in the first quarter of 2004. See also Note 6 to the Financial Statements.

          Ground handling and airport fees. Ground handling and airport fees were $46.0 million for the first half of 2004, compared with $40.7 million for the first half of 2003, an increase of $5.3 million, or 13.0%. The primary cause of the increase was a significant increase in Scheduled service flight activity into Liege, Belgium in the fourth quarter of 2003 and into 2004, which, given Liege’s location in Europe, caused a significant increase in expense related to truck transportation purchased from outside vendors.

          Landing fees and other rent. Landing fees and other rent were $45.6 million in the first half of 2004, compared with $43.5 million for the first half of 2003, an increase of $2.1 million, or 4.8%, as a result of an increase in landing fees, overfly fees and equipment rent.

          Depreciation expense. Depreciation expense was $29.7 million for the first half of 2004, compared with $36.1 million for the first half of 2003, a decrease of $6.4 million, or 17.7%, principally as a result of the rejection of aircraft from our fleet during the first quarter of 2004.

          Other operating expense. Other operating expenses were $52.0 million for the first half of 2004, compared with $81.2 million for the first half of 2003, a decrease of $29.2 million, or 36.0%, due primarily to a $3.7 decrease in bad debt expense, a $4.4 million decrease in non-bankruptcy restructuring legal fees, a $6.0 million decrease in contractors expense as more contractors were converted to employees, a $7.7 million decrease in commission expense relating to the lower volume of AMC charter flights, a $4.9 million decrease in loss from minority owned subsidiaries and a $1.2 million decrease in temporary personnel costs as more temporary personnel were converted to permanent employee status.

          Interest income. Interest income was $0.5 million for the first half of 2004, compared with $2.2 million for the first half of 2003, a decrease of $1.7 million, or 77.3%, due primarily to decreases in interest rates and a decline in our available cash balances and investments.

          Interest expense. Interest expense was $43.1 million for the first half of 2004, compared with $41.5 million for the first half of 2003, an increase of $1.6 million, or 3.9% resulting primarily from an increase in interest expense related to capital leases for the first half of 2004 that were previously classified as operating leases for the first half of 2003, partially offset by $10.7 million of interest expense not being recorded on the Senior Notes that have been reclassified as “Liabilities subject to compromise.” Interest is not being accrued on these notes pursuant to SOP 90-7 as it is not expected to be paid or allowed as a claim.

          See Note 3 to our Financial Statements for a description of reorganization items.

          Net loss. As a result of the foregoing, we recorded a net loss of $110.0 million, or $2.87 per basic share, during the first half of 2004, which compares with a net loss of $69.2 million, or $1.81 per basic share, for the same period in 2003. The increase in the Net loss is the result of the factors discussed above.

Scheduled Service Segment

          The Scheduled Service segment had an FAC loss of $52.8 million for the first half of 2004, compared with an FAC loss of $46.3 million for the same period in 2003. (See FAC reconciliation and explanation in Note 9 to the Financial Statements). Despite the improvement in revenue performance, total profitability was reduced year-over-year due primarily to the impact of fuel prices. Fuel expense for Scheduled service increased $29.7 million or 38.8% on a 21.5% increase in block hours in the first six months of 2004 over the same period in 2003.

ACMI Contract Segment

          FAC relating to the ACMI charter segment was a loss of $11.1 million for the first half of 2004, compared with a loss of $19.5 million for the same period in 2003. The improvement in FAC was due to a slight increase in revenue rates per block hour, a 21.1% increase in block hours flown, and increased maintenance expense on the 747-200 fleet being more than offset by the savings associated with lower per-block-hour-overhead costs and the elimination of costs associated with parked and non-productive aircraft in 2004.

AMC Charter Segment

          FAC relating to the AMC Charter segment totaled $12.3 million for first half of 2004, compared with income of $34.7 million for the same period in 2003. The reduction in FAC was primarily the result of 49.1% lower block hours and 49.2% lower revenue in the first half of 2004, compared with the first half of 2003. The reduction in AMC Charter activity was primarily due to the reduction in the peak AMC demand that existed in the first and second quarter of 2003 attributable to the buildup to the military conflict in Iraq.

Commercial Charter Segment

          FAC relating to the commercial charter segment was a loss of $2.4 million for the first half of 2004, compared with a loss of $2.8 million for the same period in 2003. The improvement in FAC was caused primarily by an increase in the rate per block hour partially offset by an increase in average fuel prices in 2004 and an increase in the maintenance expense on 747-200 aircraft in 2004, caused primarily by increased D check expense.

Operating Statistics

          The table below sets forth selected operating data for the three and six months ended June 30, 2004 and 2003.

OPERATING STATISTICS	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	% Change	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003	% Change

Block Hours
Scheduled Service	14,374	12,433	15.6%	28,284	23,280	21.5%
AMC	6,237	9,832	(36.6%)	10,774	21,169	(49.1%)
ACMI	15,742	13,218	19.1%	31,454	25,972	21.1%
Commercial Charter	659	1,287	(48.8%)	1,268	3,202	(60.4%)
Non Revenue	290	499	(42.2%)	589	2,399	(75.4%)

Total Block Hours	37,302	37,269	0.1%	72,369	76,022	(4.8%)

Revenue Per Block Hour
AMC	12,516.9	12,087.5	3.6%	12,175.8	12,193.5	(0.1%)
ACMI	5,391.2	5,320.4	1.3%	5,344.3	5,290.4	1.0%
Commercial Charter	12,525.0	9,959.6	25.8%	10,927.7	10,098.7	8.2%

Scheduled Service Traffic
RTM’s (000’s)	529,933.7	425,539.9	24.5%	1,019,668.8	807,799.6	26.2%
ATM’s (000’s)	846,374.1	749,000.3	13.0%	1,661,598.9	1,394,920.9	19.1%
Load Factor	62.61%	56.81%	10.2%	61.37%	57.91%	6.0%
RATM	$0.184	$0.158	16.5%	$0.181	$0.159	13.8%
Yield	$0.293	$0.278	5.4%	$0.295	$0.274	7.7%

Average fuel cost per gallon	$1.13	$0.93	21.5%	$1.12	$0.98	14.3%
Fuel gallons consumed (000’s)	72,867	80,416	(9.4%)	134,905	164,191	(17.8%)

Operating Fleet (average during the period)
Aircraft count	36.7	44.2	(17.0%)	37.8	44.7	(15.4%)

Dry Leased	4.0	3.3	21.2%	4.0	3.8	0.0%
Out of service	4.0	4.5	(11.1%)	5.1	3.5	45.7%

          Note dry leased and parked aircraft are not included in the operating fleet aircraft count average.

          For the first half of 2004 our operating fleet decreased 15.4%, compared with the first half of 2003, from 44.7 average aircraft to 37.8 average aircraft operated. The decrease was primarily due to the rejection and return of ten aircraft in connection with the Plan of Reorganization and the subsequent repurchase of two aircraft, one of which is deactivated and excluded entirely from the fleet count.

Liquidity and Capital Resources

          At June 30, 2004, we had cash and cash equivalents of $158.3 million, compared with $93.3 million at December 31, 2003, an increase of $65.0 million. The increase in cash is primarily the result of increased collection efforts to reduce accounts receivable by $20.1 million and the borrowing of $18.0 million under the DIP financing facility. With the suspension of principal payments on debt and reduction of cash payments to creditors as the result of our bankruptcy filing, we have been able to generate additional cash reserves to position ourselves for our emergence from bankruptcy. The amount available to be borrowed under our Revolving Credit Facility, when combined with our available cash reserves after our exit from Bankruptcy, should provide us with adequate liquidity to resume payments on debt. See Note 6 to the Financial Statements for a description of the Revolving Credit Facility. We expect cash on hand, cash generated from operations and cash available under the Revolving Credit Facility to be sufficient to meet our debt and lease obligations and to finance capital expenditures for 2005. To the extent that these levels of cash prove insufficient to meet those obligations, we would be required to scale back operations, curtail capital spending or borrow additional funds in amounts to be determined and on terms that may not be favorable to us.

          Operating Activities. Net cash provided by operating activities for the first half of 2004 was $71.0 million, compared with net cash used by operating activities of $65.3 million for the first half of 2003, which increase was primarily due to increased profitability from improved market conditions. The increase in cash provided by operating activities is primarily related to the reduction of accounts receivable through improved collection efforts and an increase in accounts payable as a result of our filing for bankruptcy. The reduction in accounts receivable was driven primarily by a reduction of day’s sales outstanding on receivables, change in terms on accounts and the elimination of lower quality credit accounts.

          Investing Activities. Net cash expenditures for investing activities were $9.5 million for the first half of 2004, which reflect capital expenditures. Net cash provided by investing activities was $37.0 million for the first half of 2003, which reflect capital expenditures of $4.0 million, offset by proceeds from the sale of property and equipment of $10.0 million and net maturing investments of $31.0 million.

          Financing Activities. Net cash provided by financing activities was $3.5 million for the first half of 2004, which consisted primarily of $12.0 million of payments on long-term debt and capital lease obligations, offset by $18.0 million in loan proceeds from the DIP Credit Facility. Net cash used for financing activities were $52.7 million for the first half of 2003, which consisted primarily of $52.8 million of payments on long-term debt and capital lease obligations. The reduction in debt and lease payments relates directly to the moratorium that was placed on these agreements in March 2003 to provide time to negotiate restructured agreements with our significant creditors and lessors. See Note 2 to our Financial Statements for more information on such moratorium.

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

Litigation

          We are a party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our businesses. See Note 10 to the Financial Statements for information regarding legal proceedings, which could impact our financial condition and results of operations.

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

          The Financial Statements have also been prepared in accordance with SOP 90-7. Accordingly, all pre-petition liabilities believed to be subject to compromise have been segregated in the Consolidated Balance Sheet and classified as liabilities subject to compromise at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current. Revenues and expenses, including professional fees, realized gains and losses, and any provisions for losses resulting from the reorganization are reported separately as Reorganization Items. Also, interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Cash used for reorganization items is disclosed separately in the Statements of Consolidated Cash Flows. The Financial Statements do not reflect any fresh-start adjustments since they will be adopted on the Effective Date. The amount of allowable claims may differ significantly from the amounts claims that may be settled at and the settlement or resolution of the disputed claims are expected to occur in 2005.

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

          These restrictions could limit our ability to finance our future operations or capital needs, to make acquisitions or to pursue future business opportunities. In addition, our Revolving Credit Facility with Congress Financial Corporation (“Congress”) (the “Revolving Credit Facility”), a certain loan that was made to Atlas Freighter Leasing III, Inc. (“AFL III”) (the “AFL III Credit Facility”), another loan made to Atlas (the “Aircraft Credit Facility” or “ACF”), and certain leases require us to maintain specified financial ratios and/or satisfy certain financial covenants (See Note 6 to the Financial Statements). We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and to satisfy these covenants. Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may affect our ability to do so. While we are currently in compliance with these ratios and covenants, we cannot assure you that we will continue to meet these ratios or satisfy these covenants or that the lenders or lessors will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our debt instruments, including the Revolving Credit Facility, and certain of our leases would prevent us from borrowing under the Revolving Credit Facility and could result in a default under it and the leases. Moreover, if the lenders under a facility or other agreement in default were to accelerate the debt outstanding under that facility, it could result in a cross default under other debt facilities or leases. If all or any part of our debt were to be accelerated, we may not have, or be able to obtain, sufficient funds to repay such debt. A default under the leases could result in a reversion to the original lease terms without regard to the restructuring of the lease payments and an acceleration of any amounts owed under the leases.

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

          See Note 10 to Financial Statements for information regarding other legal proceedings that could have a material adverse effect on our financial condition and results of operations. We are also party to a number of other claims, lawsuits and pending actions, which we consider to be routine and incidental to our business.

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

PART II - OTHER INFORMATION

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

          As discussed in Note 2 to the Financial Statements contained in this report, on the Bankruptcy Petition Date, we filed for reorganization under Chapter 11. At June 30, 2004, we were in default under all of our debt arrangements, including the Senior Notes and EETCs. These defaults were cured on the Effective Date of the Plan of Reorganization. See Note 6 to the Financial Statements contained in this report for additional information regarding these securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the quarterly period ended June 30, 2004 other than matters voted on by holders of our debt securities in the ordinary course of the Chapter 11 Cases.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

          See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

b.	Reports on Form 8-K

The following reports on Form 8-K were filed during the period for which this Form 10-Q is filed:

1.

Current Report on Form 8-K dated April 22, 2004 under Items 7 and 9, disclosing the filing of the Debtors’ Joint Plan of Reorganization and accompanying Disclosure Statement, and the issuance of a press release relating thereto.

2.	Current Report on Form 8-K dated May 5, 2004 under Item 5, disclosing the resignation of Scott J. Dolan as Chief Operating Officer (“COO”).

3.

Current Report on Form 8-K dated May 24, 2004 under Items 5 and 7, filing a press release announcing that the Company had reached a settlement with the unsecured creditors committees of Atlas and Polar in the ongoing Chapter 11 Cases.

4.

Current Report on Form 8-K dated June 1, 2004 under Items 5 and 7 disclosing that the Company had filed with the Bankruptcy Court the First Amended Joint Plan of Reorganization and the First Amended Disclosure Statement with respect thereto.

5.	Current Report on Form 8-K dated June 9, 2004 under Items 5 and 7, filing a press release announcing the approval by the Bankruptcy Court of the Second Amended Disclosure Statement.

6.	Current Report on Form 8-K dated June 25, 2004 under Item 5 and 7, filing a press release announcing the promotion of Wake Smith to COO.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date set forth below.

Atlas Air Worldwide Holdings, Inc.

Dated: July 7, 2005	By:	/s/ Jeffrey H. Erickson

Jeffrey H. Erickson
President and Chief Executive Officer

Dated: July 7, 2005	By:	Michael L. Barna

Michael L. Barna
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.