Form 10-Q
period 2004-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2005-07-08
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

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

EXPLANATORY NOTE

          Atlas Air Worldwide Holdings, Inc., after having filed a voluntary bankruptcy petition for relief under Chapter 11 of the United States Bankruptcy Code on January 30, 2004 and emerging from bankruptcy on July 27, 2004, did not timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. The information reported herein is as of September 30, 2004, unless otherwise noted.

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations for the periods July 28, 2004 through September 30, 2004 (Successor), July 1, 2004 through July 27, 2004, January 1, 2004 through July 27, 2004 and for the Three and Nine Months ended September 30, 2003 (Predecessor) (unaudited)	4

	Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003	5

	Consolidated Statements of Cash Flows for the periods July 28, 2004 through September 30, 2004 (Successor), July 1, 2004 through July 27, 2004, January 1, 2004 through July 27, 2004 and for the Nine Months Ended September 30, 2003 (Predecessor) (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative And Qualitative Disclosures About Market Risk	61

Item 4.	Controls and Procedures	62

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3.	Defaults upon Senior Securities	65

Item 4.	Submission of Matters to a Vote of Securities Holders	65

Item 5.	Other Information	65

Item 6.	Exhibits	65

	Signatures	66

	Exhibit Index	67

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Successor	Predecessor

	For the Period July 28, 2004 Through September 30, 2004	For the Period July 1, 2004 Through July 27, 2004	For the Three Months Ended September 30, 2003	For the Period January 1, 2004 Through July 27, 2004	For the Nine Months Ended September 30, 2003

Operating Revenues
Scheduled service	$117,417	$43,046	$126,684	$343,605	$347,784
ACMI lease contracts	63,111	26,230	72,846	194,332	210,249
AMC charter	52,410	25,078	103,898	156,260	362,018
Charter service	9,237	1,961	13,386	15,812	45,718
Other revenue	8,396	3,290	5,560	25,358	28,134

Total operating revenues	250,571	99,605	322,374	735,367	993,903

Operating expenses
Aircraft fuel	63,969	23,850	75,734	175,103	235,840
Salaries, wages and benefits	36,956	18,794	48,343	122,715	147,025
Maintenance, materials and repairs	47,883	18,458	46,727	133,336	134,890
Aircraft rent	24,761	10,072	44,450	81,886	140,044
Ground handling	17,214	7,544	20,006	53,558	60,720
Landing fees and other rent	14,606	7,432	23,350	53,039	66,875
Depreciation and amortization	11,214	3,840	10,110	33,510	46,217
Travel	10,134	4,760	13,046	29,549	47,019
Pre-petition and post-emergence costs and related professional fees	364	—	6,088	9,439	27,676
Other	18,964	13,895	32,075	65,931	113,228

Total operating expenses	246,065	108,645	319,929	758,066	1,019,534

Operating income (loss)	4,506	(9,040)	2,445	(22,699)	(25,631)

Non-operating Expenses
Interest income	(297)	(102)	(870)	(572)	(3,032)
Interest expense (excluding post-petition contractual interest of $7,117 and $20,956 for the period July 1, 2004 through July 27, 2004 and January 1, 2004 through July 27, 2004, respectively)	12,273	7,091	28,615	50,222	70,081
Other, net	(115)	441	(725)	1,434	1,132
Reorganization items, net	—	(164,092)	—	(112,513)	—

Total non-operating expenses (income)	11,861	(156,662)	27,020	(61,429)	68,181

Income (loss) before income tax benefit	(7,355)	147,622	(24,575)	38,730	(93,812)
Income tax expense (benefit)	(3,003)	9,368	—	10,484	—

Net income (loss)	$(4,352)	$138,254	$(24,575)	$28,246	$(93,812)

Basic and diluted income (loss) per share:
Net income (loss)	$(0.22)	$3.60	$(0.64)	$0.74	$(2.45)

See accompanying notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	Successor	Predecessor

	September 30, 2004	December 31, 2003

	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$97,327	$93,297
Restricted funds held in trust	40,240	—
Accounts receivable, net of allowance of $9,982 and $24,304, respectively	127,165	159,393
Prepaid maintenance	72,498	86,876
Deferred taxes	10,614	8,508
Prepaid expenses and other current assets, net of accumulated amortization of zero and $28,689, respectively	15,471	41,274

Total current assets	363,315	389,348
Other Assets
Property and equipment, net	615,130	795,094
Deposits and other assets	31,962	59,760
Lease contracts and intangible assets, net	105,407	42,238
Prepaid aircraft rent	—	114,167

Total Assets	$1,115,814	$1,400,607

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$33,885	$35,530
Accrued liabilities	178,071	176,817
Current portion of long-term debt	30,113	964,557

Total current liabilities	242,069	1,176,904

Other Liabilities
Long-term debt	611,197	—
Deferred gains, net	—	170,363
Accrued maintenance	—	62,119
Deferred tax liabilities	7,460	8,508
Other liabilities	5,059	10,995

Total other liabilities	623,716	251,985

Commitments and Contingencies (Note 12)
Stockholders’ Equity (Deficit)
New Common stock, $0.01 par value; 50,000,000 shares authorized; 3,607,934 shares issued and outstanding	36	—
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Old Common Stock, $0.01 par value; 50,000,000 shares authorized; 38,377,504 shares issued and outstanding	—	384
Treasury stock, at cost; zero and 1,050 shares, respectively	—	(4)
Additional paid-in-capital	46,055	306,303
Common stock to be issued to creditors (Note 3)	216,069	—
Deferred compensation	(7,779)	—
Accumulated deficit	(4,352)	(334,965)

Total Stockholders’ Equity (Deficit)	250,029	(28,282)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,115,814	$1,400,607

See accompanying notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Successor	Predecessor

	July 28, 2004 through September 30, 2004	For the Period January 1, 2004 through July 27, 2004	For the Nine Months ended September 30, 2003

Cash Flow from Operating Activities:
Net Income (loss)	$(4,352)	$28,246	$(93,812)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Reorganization items, net	—	(156,722)	—
Depreciation and amortization	11,214	33,510	46,217
Accretion of debt discount	2,909	—	—
Amortization of operating lease discount	306	—	—
Provision for doubtful accounts	(1,171)	(2,329)	13,510
Amortization of debt issuance cost, lease financing, and deferred gains	—	2,862	(22,592)
Recognition of compensation from restricted stock units	665	—	216
Other, net	35	239	5,639
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(3,918)	36,794	56,516
Prepaids and other current assets	8,456	17,318	(9,071)
Deposits and other assets	1,158	9,351	11,147
Accounts payable and accrued liabilities	(18,359)	100,148	(37,126)

Net cash (used) provided by operating activities	(3,057)	69,417	(29,356)

Cash Flows from Investing Activities:
Capital expenditures	(4,388)	(16,441)	(6,235)
Proceeds from sale of property and equipment	—	—	10,000
Maturity of investments	—		31,004
Increase in restricted funds held in trust	(87)	(40,153)	—

Net cash (used) provided by investing activities	(4,475)	(56,594)	34,769

Cash Flows from Financing Activities:
Proceeds from loan	—	18,000	—
Proceeds from sale of subscription shares	—	20,153	—
Issuance of common stock	—	—	240
Purchase of treasury stock	—	—	(217)
Principal payment on loan fees	(424)	(2,640)	—
Payment on debt	(4,946)	(31,404)	(69,841)

Net cash provided (used) by financing activities	(5,370)	4,109	(69,818)

Net increase (decrease) in cash and cash equivalents	(12,902)	16,932	(64,405)
Cash and cash equivalents at the beginning of period	110,229	93,297	222,392

Cash and cash equivalents at end of period	$97,327	$110,229	$157,987

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,388	$24,079	$37,496

Cash paid for reorganization items	$—	$44,209	$—

Supplemental disclosure of non cash flow financing and investing information:
Increase in debt and flight equipment	$—	$204,964	$151,600

See accompanying notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

          The accompanying interim Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements contain certain financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the Financial Statements contain all adjustments, including normal recurring accruals, necessary to fairly present the financial position of Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) and its consolidated subsidiaries as of September 30, 2004, and the results of operations for the periods July 28, 2004 through September 30, 2004, January 1, 2004 through July 27, 2004, for the three and nine month periods ended September 30, 2003 and cash flows for the periods July 28, 2004 through September 30, 2004, January 1, 2004 through July 27, 2004, and for the nine month period ended September 30, 2003. The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2004 included in the Annual Report on Form 10-K filed with the SEC on June 30, 2005. Except for per share data, all dollar amounts are in thousands unless otherwise noted. The Company's quarterly results have in the past been subject to seasonal and other fluctuations and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

          Holdings is the parent company of two principal operating subsidiaries, Atlas Air, Inc. (“Atlas”) and Polar Air Cargo, Inc. (“Polar”). Holdings, Atlas, Polar and Holdings’ other subsidiaries are referred to collectively as the “Company.” The Company provides air cargo and related services throughout the world, serving Asia, Australia, the Pacific Rim, Europe, South America and the United States through two principal means: (i) airport-to-airport scheduled air cargo service (“Scheduled Service”); and (ii) contractual lease arrangements in which the Company provides the aircraft, crew, maintenance and insurance (“ACMI”, “ACMI contracts”, or in some circumstances “wet leases”). The Company also furnishes seasonal, commercial, military and ad-hoc charter services. (See Note 11.) The Company operates only Boeing 747 freighter aircraft.

          The Financial Statements have been prepared in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as “Reorganization Items, net”. Also, interest expense is recorded only to the extent that it was to be paid during the pending Chapter 11 Cases (as defined below) or where it was probable that it would be an allowed claim in the Chapter 11 Cases. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows. References to “Predecessor Company” refer to the Company prior to July 28, 2004. References to “Successor Company” refer to the Company after July 27, 2004, after giving effect to the cancellation of the then-existing common stock and the issuance of new securities in accordance with the Plan of Reorganization and the application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. Cash used for reorganization items is disclosed separately in Note 3.

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

          In January 2003, the Company commenced a financial restructuring through negotiations with the lenders under its Aircraft Credit Facility (defined in Note 8) and AFL III Credit Facility (also defined in Note 8) regarding impending principal payments and covenant defaults, as well as the suspension of lease payments on six Boeing 747-200 aircraft. These negotiations were also held in conjunction with negotiations with certain other aircraft lessors to reduce or defer operating lease payments.

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

          In order to formalize its restructuring efforts, in March 2003 the Company embarked on a comprehensive operational and financial restructuring program that included the following key elements: (i) reorganizing the management team and management functions; (ii) enhancing profitability through operational restructuring initiatives; (iii) reducing fixed financial costs through the restructuring of aircraft-related debt and lease obligations; and (iv) de-leveraging through the conversion of Senior Notes (defined in Note 8) and other unsecured obligations into equity in Holdings.

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

          As part of the global settlement and pursuant to the Plan of Reorganization, the holders of allowed unsecured claims against Polar will receive a 60.0% cash distribution. The Company anticipates that the total cash payments under the settlement will be between $25 and $35 million. The cash settlement payments were funded by the Company with cash on hand, which includes proceeds of approximately $20.2 million derived from a subscription offering of Holdings new common stock (“New Common Stock”) to unsecured creditors of Atlas completed in July 2004. Under the global settlement, the percentage of Holdings’ common stock initially anticipated to be allocated to unsecured creditors of Polar were offered for sale and sold to the unsecured creditors of Atlas through this subscription with the proceeds placed in a trust for the benefit of the Polar Creditors. Unpaid amounts related to Polar creditors are shown on the accompanying balance sheet as “restricted funds held in trust” at September 30, 2004. The holders of allowed general unsecured claims against Holdings, Atlas, Acquisition and Logistics will receive, collectively, approximately 17,202,666 shares of the New Common Stock, which, excluding the shares acquired under the subscription, were valued under the Plan of Reorganization at approximately $216.2 million (at the Plan of Reorganization value of $12.57 per share).

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

          On July 14, 2004, Holdings, on behalf of Atlas and Polar (collectively, the “Borrowers”), among others, signed a commitment letter with Congress Financial Corporation (“Congress”) and Wachovia Bank National Association (“Wachovia”) for a $60 million secured revolving credit facility. The consummation of the revolving credit facility was predicated upon the Debtors’ emergence from bankruptcy, among other things. On November 30, 2004, the Borrowers, and Holdings and Acquisition, as guarantors (collectively, the “Guarantors”), entered into the secured revolving credit facility with Congress, as agent for the lenders party thereto, and Wachovia, as lead arranger (the “Revolving Credit Facility”) effective December 31, 2004. The Revolving Credit Facility provides the Borrowers with revolving loans of up to $60 million in the aggregate, including up to $10 million of letter of credit accommodations. Availability under the Revolving Credit Facility will be based on a borrowing base, which will be calculated as a percentage of eligible accounts receivable. At December 31, 2004, based on the borrowing base, the Company had $19 million available for borrowing under the Revolving Credit Facility. There was no balance outstanding at December 31, 2004. The Revolving Credit Facility has an initial four-year term after which the parties can agree to enter into additional one-year renewal periods (See Note 8).

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

          In addition, on August 26, 2004, the Bankruptcy Court entered an order approving the issuance of 200,000 shares of New Common Stock to DVB as part of a settlement involving the restructuring of the lease of aircraft tail number N409MC. (See Note 8.) These shares were not part of the original 20,000,000 shares of New Common Stock allocated in the Plan of Reorganization discussed above.

          Distributions of shares of New Common Stock to holders of allowed Senior Notes (defined in Note 8) claims (relating to Atlas’ 10.75% Notes due 2005, 9.375% Notes due 2006, and 9.25% Notes due 2008) will be made to the indenture trustee, which will transmit the shares to the appropriate claimholders in accordance with the plan of Reorganization and the respective indentures. Distributions to holders of other allowed general unsecured claims will be made directly to such claimholders in accordance with the Plan of Reorganization.

Reorganization Items

          In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred for the period of January 31, 2004 through July 27, 2004 and July 1, 2004 through July 27, 2004:

	For the period January 31, 2004 through July 27, 2004	For the period July 1, 2004 through July 27, 2004

Legal and professional fees	$44,209	$21,636
Rejection of CF6-80 PBH engine agreement (a)	(59,552)	—
Claims related to rejection of owned and capital leased aircraft (b)	84,143	33,589
Claims related to rejection of aircraft operating leases (c)	42,506	4,402
Other	7,782	7,882
Fresh-start adjustments	173,598	173,598
Gain on cancellation of pre-petition debt	(405,199)	(405,199)

Total	$(112,513)	$(164,092)

(a)	The Company rejected a CF6-80 power-by-the-hour engine maintenance agreement and wrote off the associated accrued liability of $59.5 million.

(b)

The Company rejected two owned aircraft, tail numbers N354MC and N535MC, which had been debt financed, and wrote off the assets and liabilities having net book value of $40.0 million. The Company also rejected the capital leases on aircraft tail number N924FT and N518MC and wrote off the assets and liabilities having net book value of $44.1 million.

(c)	The Company rejected six leased aircraft, tail numbers N507MC, N24837, N922FT, N858FT, N859FTand N923FT that resulted in unsecured claims of $42.5 million.

          Also in accordance with SOP 90-7, interest expense of $3.2 million for the period July 1, 2004 through July 27, 2004, and $21.0 million for the period January 31, 2004 through July 27, 2004, has not been recognized on approximately $437.5 million of Senior Notes (as defined in Note 8 below) as such interest will not be an allowed claim nor paid pursuant to the Plan of Reorganization. Also, during the period January 31, 2004 through July 27, 2004, the Company paid approximately $44.2 million in cash in respect of the reorganization items listed above.

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

          These adjustments were based upon the work of the Company and financial consultants and also independent appraisals and anticipated cash flows using the latest available data to management to determine the relative fair values of the Company’s assets and liabilities. Estimates of fair-value represent the Company’s best estimate based on the work of independent valuation consultants and, where the foregoing are not available, industry trends and by reference to market rates and transactions. These estimates and the assumptions used by the Company and by its valuation consultants, are subject to a number of certain uncertainties and contingencies beyond the Company’s control. If different assumptions were used, the fair values of the Company’s assets and liabilities could be materially increased or decreased.

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

•

Intangibles and Operating Leases: An increase in intangibles was recorded in the amount of $78.2 million primarily related to Atlas ACMI Customer Contracts, unconsolidated equity investment and to record an asset representing the net present value of the revised lease payments which were below market at July 27, 2004, See Note 7.

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

•

Negative Goodwill: Included in the adjustments above is $234.0 million to allocate negative goodwill against fixed assets of $210.9 million and intangible assets of $23.1 million. The negative goodwill results from the excess fair value of assets over the fair-value of the remaining liabilities and “reorganization value” of the new equity and primarily results from debt forgiven of $405.2 million in excess of the $253.7 million value of new equity received by those creditors.

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

Cash and Cash Equivalents

          Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that is highly liquid in nature and have original maturities of three months or less at acquisition.

Restricted funds held in trust

          Restricted funds held in trust represent cash that is for unpaid amounts related to the Polar creditors.

Investments

          The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method.

          The September 30, 2004 and December 31, 2003 aggregate carrying value of the investment of $16.3 million and $2.7 million, respectively, is included within Deposits and other assets on the consolidated balance sheet.

          The increase resulted from the fair-value assigned to our 49% investment, as a result of fresh-start accounting and the underlying equity in the net assets of the business, has been allocated to intangible assets. These assets relate to their airline operating certificate and finite lived intangible assets related to existing customer contracts. Fair-value of this investment was determined by an independent appraisal. The finite lived intangible asset is amortized on a straight-line basis over the three year estimated life of the contracts.

Inventories

          Spare parts, materials and supplies for flight equipment are carried at average acquisition cost, which are expensed when used in operations and are included in prepaid expenses and other current assets in the consolidated balance sheet. Rotable parts are written off when beyond economic repair. At September 30, 2004 and December 31, 2003, the reserve for expendable obsolescence was zero and $1.4 million, respectively. Allowances for obsolescence for spare parts expected to be on hand at the date aircraft are retired from service, are provided over the estimated useful lives of the related aircraft and engines. Allowances are also provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change as conditions in our business evolve. Rotable inventory is recorded in “Property and Equipment”.

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

          The impairment charge is determined based upon the amount by which the net book value of the assets exceeds their estimated fair value. In determining the fair value of the assets, the Company considers market trends, pub-

lished values for similar assets, recent transactions involving sales of similar assets or quotes from third party appraisers. In making these determinations, the Company also uses certain assumptions, including, but not limited to, the estimated discounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated residual values.

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

Concentration of Credit Risk and Significant Customers

          The U.S. military Airlift Mobility Command (“AMC”) charters accounted for 20.9% for the period July 28 through September 30, 2004, 25.2% for the period July 1, 2004 through July 27, 2004, 21.2% for the period January 1 through July 27, 2004, and 21.2%, and 36.4% of the Company’s total revenues for the three and nine months ended September 30, 2003, respectively. Accounts receivable from the United States Military were $14.8 million and $15.3 million at September 30, 2004 and December 31, 2003, respectively.

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

Debt Issuance Costs

          Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method for amortization. Amortization of debt issuance costs was zero for the period July 28, 2004 through September 30, 2004, $0.9 million for the period July 1, 2004 through July 27, 2004, $5.2 million for the period January 1, 2004 through July 27, 2004, and $1.0 million and $3.1 million, for the three and nine months ended September 30, 2003, respectively, and is included as a component of interest expense on the Consolidated Statements of Operations.

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

Foreign Currency transactions

          The Company’s results of operations are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company’s largest exposure comes from the British pound, the Euro, the Japanese yen and various Asian currencies. The Company does not currently have a foreign currency hedging program related to its foreign currency-denominated sales. Gains or losses resulting from foreign currency transactions are included in other non-operating expenses, net and have not been significant to our operating results for any period.

Stock-Based Compensation

          The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations (“APB 25”). The Company had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No.148”). Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123 and SFAS No.148, pro forma net income (loss) and income (loss) per share for the for the periods presented, would be as follows:

	Successor	Predecessor

	For the Period July 28, 2004 Through September 30, 2004	For the Period July 1, 2004 Through July 27, 2004	For the Three Months Ended September 30, 2003	For the Period January 1, 2004 Through July 27, 2004	For the Nine Months Ended September 30, 2003

Net income (loss), as reported	$(4,352)	$138,254	$(24,575)	$28,246	$(93,812)
Add: Restricted stock expense, net of taxes	369	—	—	—	216
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(445)	(1,109)	(2,398)	(4,618)	(7,410)

Pro forma net income (loss)	$(4,428)	$137,145	$(26,973)	$23,628	$(101,006)

Basic and diluted income (loss) per share:
As reported	$(0.22)	$3.60	$(0.64)	$0.74	$(2.45)

Pro forma	$(0.22)	$3.57	$(0.70)	$0.62	$(2.63)

          The weighted average fair value of the options granted during the period July 28 through September 30, 2004 was $4.99 and was $1.16 for the three and nine month periods ended September 30, 2003. There were no options granted during the period January 1 through July 27, 2004. The fair-value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Successor	Predecessor

Assumptions	2004	2003/2004 (through July 27)

Expected dividend yield	None	None
Risk-free interest rate	2.93%	3.01%
Expected life of option grants	3 years	4 years
Expected volatility	38.5%	118.65%

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

5. Investments

          At December 31, 2003, the Company held a restricted guaranteed investment contract in the amount of $26.0 million. In 2004, an aircraft lessor exercised its rights due to a rent payment default on aircraft N496MC and drew down on the guaranteed investment contracts in the amount of $26.0 million (see Note 8).

6. Property and Equipment

          Property and equipment consisted of the following:

	Successor		Successor	Predecessor

	Useful Lives		September 30, 2004	December 31, 2003

Flight equipment	4.5 - 35.5 years	*	$608,064	$833,079
Ground equipment and buildings	0.4 - 18.3 years		11,280	40,783

Total			619,344	873,862
Less accumulated depreciation			(4,214)	(78,768)

Property, plant, and equipment — net			$615,130	$795,094

*	The Successor useful lives for Boeing 747-200 aircraft range from 4.5 years to 20.6 years and the Boeing 747-400 aircraft range from 33.8 years to 35.5 years

          Depreciation expense, including the amortization of capital leases, related to property and equipment amounted to $10.3 million for the period July 28, through September 30, 2004, $3.8 million for the period July 1, 2004 through July 27, 2004, $33.5 million for the period January 1, through July 27, 2004, and $10.1 million and $46.2 million for the three and nine months ended September 30, 2003, respectively. The Company had equipment related capital leases of $24.8 million and $64.2 million at September 30, 2004 and December 31, 2003, respectively, and accumulated amortization was $0.6 million and $6.9 million, respectively.

7. Lease contracts and Intangible Assets

          The Company’s intangible assets are as follows:

	Successor	Predecessor

	September 30, 2004	December 31, 2003

Indefinite life:

Route acquisition costs	$36,069	$42,238
Airline operating certificates	$3,426	—
Flight Authorities	1,187	—

	$40,682	$42,238

Finite life:

ACMI customer contracts	21,856	—
Fair market value adjustment — operating leases	44,132	—
Less accumulated amortization	(1,263)	—

	64,725	—

Total intangible assets	$105,407	$42,238

          Amortization expense amounted to $1.3 million for the period July 28 through September 30, 2004.

          The estimated future amortization expense of ACMI customer contacts and operating lease contracts for the years ended December 31 is as follows:

	ACMI Customer Contracts	FMV- Operating Leases	Total

2004 (remainder of year)	1,508	459	1,967
2005	9,956	1,834	11,790
2006	6,256	1,834	8,090
2007	2,178	1,834	4,012
2008	634	1,834	2,468
Thereafter	366	36,032	36,398

	$20,898	$43,827	$64,725

8. Debt

          The Company’s debt obligations, including capital leases, are as follows:

	Successor	Predecessor

	September 30, 2004	December 31, 2003

Debt Obligations
Aircraft Credit Facility	$35,427	$43,578
AFL III Credit Facility	136,711	162,856
9¼% Senior Notes due 2008	—	152,886
9 3/8% Senior Notes due 2006	—	147,000
10¾% Senior Notes due 2005	—	137,475
2000 EETCs	71,701	59,916
1999 EETCs	135,490	87,258
1998 EETCs	200,978	73,470
Capital leases	38,236	52,270
Other Debt	22,767	47,848

Total debt and capital leases	641,310	964,557
Less current portion of debt and capital leases	(30,113)	(964,557)

Long-term debt and capital leases	$611,197	$—

          At September 30, 2004, the Company had $127.4 million of unamortized discount related to the fair market value adjustments recorded against debt upon application of fresh-start accounting (See Note 3).

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

          Atlas, AFL III, Deutsche Bank, as administrative agent, and a majority of the lenders comprising the bank group under each credit facility, executed forbearance agreements dated July 3, 2003, which contained the terms of the initial loan restructurings. In January, February and March 2004, the parties entered into letter agreements that further amended the original forbearance agreements (as amended, the “Forbearance Agreements”). The Company was in default under the AFL III Credit Facility and the Aircraft Credit Facility, although Atlas and AFL III were performing and in compliance with the Forbearance Agreements, until the defaults were cured on July 27, 2004.

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

Senior Notes

          The various senior notes issued by Atlas (collectively, the “Senior Notes”) as of December 31, 2003, in the aggregate principal amount of $437.5 million, were general unsecured obligations of Atlas, which ranked pari passu in right of payment to any of Atlas’ existing and future unsecured senior indebtedness. Interest on the Senior Notes was payable semi-annually in arrears; however, no interest payments were made after March 28, 2003. The Senior Notes were cancelled under the Plan of Reorganization on the Effective Date and are entitled to receive a significant portion of the New Common Stock pursuant to the plan of Reorganization (See Note 3 above).

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

2000 EETCs

          In April 2000, Atlas completed an offering of $217.3 million of Enhanced Equipment Trust Certificates (“2000 EETCs”). The cash proceeds from the 2000 EETCs were used to finance (through two leveraged lease transactions) two new 747-400 freighter aircraft which were delivered to Atlas during the second quarter of 2000. Subsequent to the financing, Atlas completed a sale-leaseback transaction on both aircraft and issued a guarantee to the owner participant of one of the aircraft. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 8.71% to 9.70%, payable monthly as of September 30, 2004, and previously payable semi-annually.

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

c.

Atlas released DVB from any claims it might have for the period before the closing of the purchase of the OP Interest (the “OP Closing”). DVB and Atlas released any claims (including tax indemnity claims) they may have against each other, their respective officers, directors, employees, attorneys, and representatives arising out of or in connection with (i) the purchase transaction other than the payment obligations evi-

denced by the OP Note and any sales or transfer taxes, which shall be Atlas’s responsibility; (ii) any prior Atlas payment default; and (iii) any prior acts or omissions of Atlas or DVB or their respective officers, directors, employees, attorneys, and representatives; and

d.

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

          In connection with this financing, the Company has a blended effective interest rate of 11.31% and 14.86% as of September 30, 2004 and December 31, 2003, respectively, payable monthly. According to the terms of the equipment notes, principal payments vary and are payable through 2021.

          As contemplated under the DVB Term Sheet, holders of the majority of Senior Notes purchased the 409 OP Note and the 200,000 shares from DVB for $9,000,000 in cash. This sale of the 409 OP Note and the shares to third parties was concluded as part of the transactions that closed at the OP Closing.

1999 EETCs

          In 1999, Atlas completed an offering of Enhanced Equipment Trust Certificates (“1999 EETCs”). As of September 30, 2004 the outstanding balance of the 1999 EETCs relate to two owned Boeing 747-400F aircraft numbers N495MC and N496MC. As of December 31, 2003, the outstanding balance of the 1999 EETCs relate to one owned Boeing 747-400F aircraft number N495MC. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 6.88% to 8.77%, payable monthly as of September 30, 2004 and previously payable semi-annually.

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

1998 EETCs

          In 1998, Atlas completed an offering of Enhanced Equipment Trust Certificates (the “1998 EETCs”). As of September 30, 2004 the outstanding balance of the 1998 EETCs relates to three owned B747-400F aircraft numbers N491MC, N493MC and N494MC. As of December 31, 2003, the outstanding balance of the 1998 EETCs relates to one owned B747-400F aircraft number N494MC. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 7.38% to 8.01%, payable monthly as of September 30, 2004 and previously payable semi-annually.

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

Capital Leases

          Capital lease obligations with an aggregate net present value of $38.2 million and $52.3 million were outstanding at September 30, 2004 and December 31, 2003, respectively. The weighted average effective interest rates as of September 30, 2004 and December 31, 2003 are 7.16% and 20.57%, respectively. The effective interest rate was reset in conjunction with the fair-value exercise required by fresh-start accounting. Payments are due monthly through 2009. The underlying assets related to capital lease obligations as of September 30, 2004 were three aircraft and a flight simulator. The aircraft tail numbers are N508MC, N516MC, and N920FT. During the period January 1, 2004 through July 27, 2004, capital leases related to tail numbers N924FT and N518MC were rejected in bankruptcy. During 2004, the capital leases for tail numbers N508MC and N516MC were amended. The underlying assets related to capital lease obligations as of December 31, 2003 were five aircraft and a flight simulator. The aircraft tail numbers are N508MC, N516MC, N518MC, N920FT and N924FT.

Other Debt

          Other debt consists of various term loans aggregating $22.8 million and $47.8 million as of September 30, 2004 and December 31, 2003, respectively. Other debt was comprised of the 409, 491 and 493 OP Notes totaling $19.0 million and $3.8 million represents the amount outstanding on aircraft tail number N537MC at September 30,

2004. During the period January 1, 2004 through July 27, 2004, aircraft tail numbers N535MC and N354MC were rejected in the Chapter 11 Cases. Other debt was secured separately by aircraft tail numbers N535MC, N354MC and N537MC at December 31, 2003. The debt secured by tail number N537MC was amended on March 20, 2003 to extend the loan term to June 30, 2006. All previous defaults on the loan were waived at such time. Both Atlas and Polar signed guaranty agreements on July 27, 2004 for the 409 OP Note.

DIP Financing Facility

          With respect to financing following the Bankruptcy Petition Date, the Company had obtained $50.0 million of DIP financing from CIT Group/Business Credit, Inc. and Abelco Finance LLC, an affiliate of Cerberus Capital Management, LLP (together, the “DIP Lenders”). The DIP financing facility was structured as an $18.0 million term loan facility and a $32.0 million revolving credit facility. The Company borrowed the $18.0 million term loan but did not draw down under the $32.0 million revolver. The term loan had a maturity date of the earlier of September 25, 2005 or the confirmation of the Plan of Reorganization and to the extent amounts were drawn upon bore interest at the rate of the higher of either (i) the DIP Lenders prime rate plus 6.5%, or (ii) 10.5%. The revolver had a maturity date of the earlier of September 25, 2005 or the confirmation of the Plan of Reorganization and to the extent amounts were drawn upon as (a) a prime borrowing bore interest at the rate of the higher of either (i) the DIP Lenders prime rate plus 2.25%, or (ii) 6.25%, or (b) a LIBOR borrowing bore interest at the rate of the higher of either (i) LIBOR plus 3.75%, or (ii) 5.75%. The Company paid fees of $2.6 million in connection with the draw against the term loan.

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

          Borrowings under the Revolving Credit Facility bear interest at varying rates based on either the prime rate of Wachovia Bank, National Association (the “Prime Rate”), or the rate of deposits of US dollars in the London inter-bank market (the “Adjusted Eurodollar Rate”). Interest on outstanding borrowings is determined by adding a margin to either the Prime Rate or the Adjusted Eurodollar Rate, as applicable, in effect at the interest calculation date. The margins are arranged in three pricing levels, based on the availability under the Revolving Credit Facility, that range from .25% below to .75% above the Prime Rate and 1.75% to 2.75% above the Adjusted Eurodollar Rate.

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

          The following table summarizes the contractual maturities of the Company’s debt obligations reflecting the terms that were in effect as of September 30, 2004:

Years Ending December 31,
2004	$2,245
2005	36,084
2006	44,744
2007	52,451
2008	67,320
Thereafter	438,466

$641,310

9. Leases

          The Chapter 11 Cases resulted in new agreements with most of the Company’s aircraft lessors. In certain cases, such negotiations led to the extension of the lease term and in others the lease term remained the same. In most cases, the revised terms reduced the total future obligation under the lease, in some cases substantially. (See Notes 2 and 3 above.)

          Under SFAS No. 13 “Accounting for Leases”, the Company undertook the required re-evaluation as to whether such amended agreements resulted in a change in classification of the lease. For five leases involving B747-200 aircraft, the revised agreements resulted in a change in classification from operating to capital leases during 2003. With respect to these five leases, the related fair value of the aircraft and effective interest rate of the capital lease obligation are as follows at December 31, 2003

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

Aircraft/Real Estate Capital and Operating Leases

          The following table summarizes rental expenses for leases in each of the periods ended:

	Successor	Predecessor

	For the Period July 28, 2004 Through September 30, 2004	For the Period January 1, 2004 Through July 27, 2004	For the Three Months ended September 30, 2003	For the Nine Months ended September 30, 2003

Aircraft rent	$24,761	$81,886	$44,450	$140,044
Office, vehicles and other	$2,662	$10,043	$3,557	$11,291

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

          At September 30, 2004, eighteen of the forty-three operating aircraft registered to the Company were leased, of which three were capitalized leases and fifteen were operating leases with initial lease term expiration dates ranging from 2009 to 2025.

          The following table summarizes the minimum annual rental commitments as of the periods indicated under capital leases and non-cancelable aircraft, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of September 30, 2004:

Years Ending December 31,	Capital Leases	Aircraft Operating Leases	Other Operating Leases	Total Leases

2004	$2,171	$32,126	$2,194	$36,491
2005	8,615	139,809	7,482	155,906
2006	8,850	128,052	5,644	142,546
2007	9,000	128,052	4,810	141,862
2008	9,000	143,277	4,578	156,855
Thereafter	8,000	2,048,000	13,301	2,069,301

Total minimum lease payments	$45,636	$2,619,316	$38,009	$2,702,961

Less amounts representing interest	7,400

Present value of future minimum capital lease payments	$38,236

          The effective interest rates on the capitalized leases for aircraft tail numbers N508MC, N516MC, and N920FT, are all 7.16% at September 30, 2004. The rates were reset to fair-value on July 27, 2004 due to fresh-start accounting.

          In addition to the above commitments, the Company leases engines under short-term lease agreements on an as needed basis.

10. Related Party Transactions

          All of the non-employee directors of the Company, namely Brian H. Rowe, Lawrence W. Clarkson, Richard A. Galbraith, Joseph J. Steuert, Stephen A. Greene, John S. Blue and Linda Chowdry, who served on the Company’s Board prior to July 27, 2004, resigned from the Board at or prior to the Effective Date. The Company was party to two separate consulting agreements with, Joseph J Steuert, one of these former directors who is chairman and chief executive officer of The Transportation Group, an investment bank focused on the aviation industry. Effective March 1, 2003, the Company entered into a consultancy agreement (“First Agreement”), whereby the director agreed to provide the Company with consultancy services in connection with the restructuring of financial obligations with its debt holders and aircraft lessors. Pursuant to the terms of the First Agreement, the Company was required to pay a monthly fee of $95,000, as well as a success fee in the amount not less than $500,000 nor more than $800,000, which amount was determined at the sole discretion of the Company’s Board of Directors. The First Agreement had a four-month term and was automatically renewable for additional one-month terms unless either party provided notice of non-renewal of the First Agreement by the 20th day of the preceding month. The Company incurred consulting fees and expenses to this director of zero for the period July 28 through September 30, 2004, zero for the period July 1, 2004 through July 27, 2004, $0.8 million for the period January 1 through July 27, 2004, and $0.3 million and $0.9 million for the three and nine months ended September 2003. The agreement was rejected in Chapter 11 Cases and the Company is no longer subject to the agreement or the agreement’s automatic renewal.

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

          Another former director of the Company, Stephen A. Greene, is a partner in a law firm, Cahill, Gordon and Reindel, that acted as outside counsel to the Company. The Company paid legal fees and expenses to this law firm of $1.5 million for the period July 28 through September 30, 2004, zero for the period July 1, 2004 through July 27, 2004, $1.9 million for the period January 1 through July 27, 2004, and $0.5 million and $3.2 million for the three and nine months ended September 30, 2003, respectively.

          Effective July 27, 2004, the Company elected a new Board of Directors. The new Board includes James S. Gilmore III, a non-employee director of the Company, who is a partner at the law firm of Kelley Drye & Warren, LLP, current outside counsel to the Company, and Robert F. Agnew, also a non-employee director of the Company, who is an executive officer of Morten Beyer & Agnew, a consulting firm with which the Company transacts business. The Company paid legal fees to the firm of Kelley Drye & Warren, LLP of $1.0 million for the period July 28, through September 30, 2004, $0.7 million for the period July 1 through July 27, 2004 and $1.2 million for the period January 1 through July 27, 2004, and expenses to Morten Beyer & Agnew, of $0.1 million for the period July 28 through September 30, 2004 and zero for the periods July 1 through July 27, 2004 and January 1 through July 27, 2004. Neither Mr. Gilmore nor Mr. Agnew serves on the Audit and Governance Committee of the Board of Directors. The Company incurred directors fees relating to these directors of $0.1 million for the period July 28 through September 30, 2004, and zero for the period January 1 through July 27, 2004.

          The Company dry leases three owned aircraft, and two owned and one leased aircraft to a company in which we own a minority investment as of September 30, 2004 and December 31, 2003, respectively. The investment is accounted for under the equity method. The leases have terms that mature at various dates through July of 2007 and contain options for renewal by the lessor. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for these owned aircraft was $7.7 million for the period July 28, through September 30, 2004, $3.2 million for the period July 1 through July 27, 2004, $24.8 million for the period January 1 through July 27, 2004, and $6.3 million and $15.6 million for the three and nine months ended September 2003.

          Sankaty Financing Partners, LLC, which will likely be a holder of more than five percent of our New Common Stock following the issuance of the 20,000,000 shares to be issued under the Plan of Reorganization, is affiliated with a lender under our Aircraft Credit Facility and our AFL III Credit Facility.

11. Segment Reporting

          The Company has four reportable segments: Scheduled Service, ACMI contract, AMC Charter and Charter Service. All reportable segments are engaged in the business of transporting air cargo, but have different operating and economic characteristics which are separately reviewed by the Company’s management. The Company evaluates performance and allocates resources to its segments based upon pre-tax income (loss), excluding pre-petition and post-emergence costs and related professional fees, unallocated corporate and other and reorganization items, net (“Fully Allocated Contribution” or “FAC”). Management views FAC as the best measure to analyze profitability and contribution to net income or loss of the Company’s individual segments. The table provided at the end of this note shows FAC by segment and reconciles it to income (loss) before income taxes as required pursuant to Item 10(e) of Regulation S-K. Management allocates the cost of operating aircraft between segments on an average cost per aircraft basis.

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

          The following table sets forth revenues, FAC, operating income (loss) and income (loss) before income taxes for the Company’s four reportable segments:

	Successor	Predecessor

	For the Period July 28, 2004 Through September 30, 2004	For the Period July 1, 2004 Through July 27, 2004	For the Three Months ended September 30, 2003	For the Period January 1, 2004 Through July 27, 2004	Nine Months ended September 30, 2003

Revenues:
Scheduled service	$117,417	$43,046	$126,684	$343,605	$347,784
ACMI contracts	63,111	26,230	72,846	194,332	210,249
AMC charter	52,410	25,078	103,898	156,260	362,018
Charter service	9,237	1,961	13,386	15,812	45,718
All other	8,396	3,290	5,560	25,358	28,134

Total operating revenues	$250,571	$99,605	$322,374	$735,367	$993,903

FAC:
Scheduled service	$(12,175)	$(10,328)	$(33,592)	$(63,148)	$(78,709)
ACMI contracts	(5,355)	(2,303)	(5,757)	(13,391)	(25,229)
AMC charter	6,252	2,572	14,708	14,824	49,618
Charter service	(600)	(540)	(30)	(2,984)	(2,789)

Total FAC	(11,878)	(10,599)	(24,671)	(64,699)	(57,109)

Unallocated corporate and other	4,887	(5,871)	6,184	355	(9,027)

Pre and post petition costs and related professional fees	(364)	–	(6,088)	(9,439)	(27,676)

Interest income	(297)	(102)	(870)	(572)	(3,032)
Interest expense	12,273	7,091	28,615	50,222	70,081
Other, net	(115)	441	(725)	1,434	1,132

Operating income (loss)	4,506	(9,040)	2,445	(22,699)	(25,631)

Interest income	(297)	(102)	(870)	(572)	(3,032)
Interest expense	12,273	7,091	28,615	50,222	70,081
Other, net	(115)	441	(725)	1,434	1,132
Reorganization items, net	–	(164,092)	–	(112,513)	–

Income (loss) before income taxes	$(7,355)	$147,622	$(24,575)	$38,730	$(93,812)

12. Commitments and Contingencies

Aircraft Purchase Commitments

          Under the terms of the October 2000 purchase agreement between Boeing and Atlas one remaining Boeing 747-400 freighter aircraft was to be delivered to the Company in October 2003. In February 2003, Atlas and Boeing reached a Supplemental Agreement (the “Supplemental Agreement”) to defer the delivery date of the remaining aircraft until October 2006. As part of the Supplemental Agreement, approximately $2.9 million of purchase deposits on this aircraft were applied as a slide fee for deferring the delivery and expensed in 2003. The remaining $0.5 mil-

lion of purchase deposits made as of December 31, 2003 were to be applied to a new deferred advance payment schedule on the aircraft. The Company has rejected the agreement with Boeing with respect to delivery of the aircraft and has restructured its financial arrangement on remaining deposits for future services. As of September 30, 2004, the balance of the credit for future services was $2.0 million. As of September 30, 2004, the Company has no aircraft purchase commitments.

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

Restricted Cash and Letters of Credit

          The Company had $1.5 million and $4.3 million of restricted cash either pledged under standby letters of credit related to collateral or for certain deposits required in the normal course for items, including, but not limited to, surety and customs bonds, airfield privileges and insurance at September 30, 2004 and December 31, 2003, respectively. This amount is included in deposits and other assets in the balance sheets.

Labor

          The Airline Pilots Association (“ALPA”) represents all of the Company’s U.S. crewmembers at both Atlas and Polar. Collectively, these employees represent approximately 54% of the Company’s workforce as of September 30, 2004. Polar’s collective bargaining agreement with ALPA became amendable in May 2003, and the Company cannot accurately predict the outcome of any negotiations with ALPA. Negotiations since July, 2003 have been under the direction of a mediator appointed by the National Mediation Board. Although the Company has never had a work interruption or stoppage, the Company is subject to risks of work interruption or stoppage and may incur additional administrative expenses associated with union representation of its employees. If the Company is unable to reach agreement with its crewmembers on the terms of Polar’s collective bargaining agreement, or if Atlas were unable to negotiate future contracts with its crewmembers, the Company may be subject to work interruptions or stoppages.

          In November 2004, in order to increase efficiency and assist in controlling certain costs, the Company initiated steps to combine the ALPA represented bargaining units of Atlas and Polar. Any such combination will be in accordance with the terms and conditions of Atlas’s and Polar’s collective bargaining agreements, which agreements pro-

vide for a seniority integration process and the negotiation of a single collective bargaining agreement. Given the Company’s decision to integrate the two crewmember workforces, no negotiation sessions between Polar and ALPA are currently scheduled by the mediator.

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

          Plaintiffs filed a single consolidated amended class action complaint in August 2003. Before any response thereto was made by any defendant, plaintiff filed second consolidated amended class action complaint in October 2003. The second consolidated amended class action complaint in October 2003 supersedes and replaces all prior complaints, and alleges: (i) violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Holdings and six of its current or former officers or directors on behalf of all persons who purchased or otherwise acquired the common stock of Holdings between April 18, 2000 and October 15, 2002, inclusive, and (ii) violation of Sections 11 and 15 of the Securities Act of 1933 against Holdings, four of its former officers or directors and Morgan Stanley Dean Witter on behalf of all persons who purchased or otherwise acquired Atlas common stock issued in the September Secondary Offering. Each defendant moved to dismiss the second consolidated amended class action complaint on or about December 17, 2003. On February 3, 2004, Holdings notified the court hearing the consolidated action of the Company’s January 30, 2004 bankruptcy filing staying the litigation against Holdings.

          Initial disclosures have been filed by all parties and discovery commenced. The parties are currently negotiating a stay of discovery in contemplation of a mediation of plaintiffs’ claims. Since confirmation of the Plan of Reorganization, the Bankruptcy Court has entered an order subordinating claims arising from these class action proceedings to general unsecured claims. The Plan of Reorganization provides that subordinated claims receive no distribution.

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

Other Litigation

          On August 7, 2001, Atlas sued Southern Air, Inc. (“Southern”) and Hernan Galindo in Miami-Dade County Circuit Court seeking damages in excess of $13.0 million. Atlas’ complaint alleged, among other things, that the defendants engaged in unfair competition and conspiracy, and committed tortious interference with Atlas contracts and/or business relationships with Aerofloral, Inc. Atlas subsequently filed a second amended complaint joining additional defendants James K. Neff, Randall P. Fiorenza, Jay Holdings LLC, and EFF Holdings LLC, on the same legal theories asserted in the original complaint. On November 15, 2002, Southern filed a bankruptcy petition for relief under Chapter 11 of the Bankruptcy Code, and thus, the lawsuit has been stayed against Southern. The Miami-Dade County Circuit Court, however, denied the other defendants’ motions to dismiss, and all have answered the second amended complaint denying any liability to Atlas. Southern also filed a counterclaim against Atlas and a third party complaint against Holdings. The counterclaim and third party complaint alleged, among other things, that Atlas and Holdings are alter egos of each other and committed various torts against Southern, including tortious interference with contract and with advantageous business relationships, unfair competition, conspiracy, and other anti-competitive acts in violation of Florida law. The trial court granted Holdings’ motion to dismiss (without prejudice), for lack of personal jurisdiction over Holdings, and also granted Atlas’ motion to dismiss (without prejudice), for failure to state a cause of action. Southern has not, at this time, filed an amended counterclaim or an amended third party claim. Southern has emerged from bankruptcy and reorganized. Should the reorganized Southern file a counterclaim against Atlas which is not dismissed, Atlas is permitted to proceed against Southern in this litigation and set-off any recovery Atlas obtains against Southern against any recovery that may be obtained by Southern against Atlas. In addition, Atlas has filed a third party amended complaint joining the law firm of Greenberg & Traurig, PA and three of its shareholders (the “GT Defendants”) as additional defendants. These claims include tortious interference, aiding and abetting tortious interference, conspiracy, fraud and other related claims. The GT Defendants have moved to dismiss Atlas’ Third Amended Complaint as have the other defendants. Atlas is in the process of preparing opposition memoranda with respect to all of the Defendants’ Motions to Dismiss, which are set for hearing in late July or August 2005.

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

13. Stockholders’ Equity

          On September 9, 2003, the Company received notification from the New York Stock Exchange (the “Exchange”) that trading in the Company’s common stock under the symbol CGO would be suspended immediately and that application would be made to the SEC to de-list the common shares. This application was approved by the SEC as of November 28, 2003, and the common stock was permanently removed from listing and registration on the Exchange. Since de-listing, our Old Common Stock had traded on the over the counter market (“OTC”) on the Pink Sheets under the symbol AAWHQ. These shares were cancelled upon confirmation of the Plan of Reorganization. See Note 3 for a discussion of the New Common Stock.

14. Income (Loss) Per Share and Number of Common Shares Outstanding

          Basic loss per share represents the loss divided by the weighted average number of common shares outstanding during the measurement period. Diluted loss per share represents the loss divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common securities consist of 1.8 million stock options for the period July 1, 2004 through July 27, 2004 and for the period January 1, 2004 through July 27, 2004 and 0.8 million stock options for the period July 28, 2004 through September 30, 2004 and 2.9 million stock options outstanding for the three and nine month periods ended September 30, 2003. The impact of these potentially dilutive securities would be anti-dilutive due to either losses incurred during the period or out-of-the-money options and are not included in the diluted loss per share calculation.

          The calculations of basic and diluted loss per share for the periods July 28, 2004 through September 30, 2004, July 1, 2004 through July 27, 2004, January 1, 2004 through July 27, 2004 and the three and nine month periods ended September 30, 2003 are as follows:

	Successor	Predecessor

	For the Period July 28, 2004 Through September 30, 2004	For the Period July 1, 2004 Through July 27, 2004	For the Three Months ended September 30, 2003	For the Period January 1, 2004 Through July 27, 2004	Nine Months ended September 30, 2003

Numerator:
Net income (loss)	$(4,352)	$138,254	$(24,575)	$28,246	$(93,812)

Denominator – basic and diluted shares:
Weighted average common shares outstanding	20,207	38,378	38,378	38,378	38,355
Basic and diluted income (loss) per share:
Net income (loss)	$(0.22)	$3.60	$(0.64)	$0.74	$(2.45)

          The calculation of basic shares for the period July 28, 2004 through September 30, 2004 includes the shares to be issued under the Plan of Reorganization as if such shares were issued on July 27, 2004 (See Note 3).

15. Subsequent Events

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

          In our ACMI contract business, customers receive an aircraft which is crewed, maintained and insured by us in exchange for an agreed level of operation over a defined period of time. We are paid a defined hourly rate for the time the aircraft is operated or a minimum contractual rate when hour activity falls below minimum guaranteed levels. All other direct operating expenses, such as aviation fuel, landing fees and ground handling costs, are absorbed by the customer, who also bears the commercial risk of load factor and yield. Our ACMI contracts typically have terms ranging from several months to five years. At December 31, 2004 the terms of our existing contract maturities profile ranged from 1 month to 4.3 years. Average length of remaining ACMI contracts was 22.1 months as of December 31, 2004. We measure the performance of our ACMI contract business in terms of revenue per Block Hour and Fully Allocated Contribution (“FAC”) (defined as pre-tax income (loss), excluding pre-petition and post-emergence costs and related professional fees, unallocated corporate and other and reorganization items. FAC is also used to analyze the profitability and contribution to net income or loss of our other business segments.

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

          Our AMC Charter business continues to be a profitable but unpredictable line of business. AMC Charter revenues are driven by the rate per flown mile. The AMC Charter rate is set by the U.S. Government each October, based on an audit of all AMC carriers and an assumed fuel price. Block Hours are difficult to predict and are subject to certain minimum levels set by the U.S. Government. We bear the direct operating costs of AMC flights, however, the price of fuel consumed in AMC operations is fixed at the annual pegged rate.

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

Outlook

          Our primary focus is to maintain a safe and efficient operation, streamline operations, restore and sustain profitability and rebuild stockholder value. We are undertaking a number of significant strategic measures designed to achieve these objectives. These measures include the following:

•	optimizing our Scheduled Service network so that this business segment can ultimately attain profitability;

•	continuing our efforts to reduce our overhead and operating costs;

•	improving our operating procedures in several key facets of flight operations, ground operations and maintenance;

•	selectively disposing of unproductive assets, which may include aging aircraft;

•	pursuing growth opportunities, which may include forming strategic alliances with synergistic carriers offering customers new services and fleet types, and entry into passenger ACMI business; and

•	continuing our efforts to maximize our financial flexibility, which may include refinancing certain indebtedness and issuing new debt and/or equity securities.

          While we still face a number of significant challenges, a number of which are beyond our control (see “Risk Factors” in this Item 2 ), we believe that implementing these and other strategic measures will enable us to become one of the world’s most efficient, capable and diversified operator of long-haul freighter aircraft.

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

Three Months Ended September 30, 2004 and 2003

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

          Notwithstanding the lack of comparability, we have prepared the following analysis to facilitate the quarter-on-quarter and year-to-date discussion of operating results. The analysis below is not prepared in accordance with GAAP and, as noted, results after July 27, 2004 are not on the same basis as results prior to that date (in millions).

	Successor	Predecessor	Combined	Predecessor

	For the Period July 28, 2004 Through September 30, 2004	For the Period July 1, 2004 Through July 27, 2004	Results For the Three Months ended September 30, 2004	For the Three Months ended September 30, 2003

Operating Revenues
Scheduled service	$117.4	$43.0	$160.4	$126.7
ACMI contracts	63.1	26.2	89.3	72.8
AMC charter	52.4	25.1	77.5	103.9
Charter service	9.2	2.0	11.2	13.4
Other revenue	8.5	3.3	11.8	5.6

Total operating revenues	250.6	99.6	350.2	322.4
Operating expenses
Aircraft fuel	64.0	23.9	87.9	75.7
Salaries, wages and benefits	36.9	18.8	55.7	48.3
Maintenance, materials and repairs	47.9	18.5	66.4	46.7
Aircraft rent	24.8	10.1	34.9	44.5
Ground handling	17.2	7.5	24.7	20.0
Landing fees and other rent	14.6	7.4	22.0	23.4
Depreciation and amortization	11.2	3.8	15.0	10.1
Travel	10.1	4.8	14.9	13.0
Pre-petition and post-emergence costs and related professional fees	0.4	–	0.4	6.1
Other	19.0	13.8	32.8	32.1

Total operating expenses	246.1	108.6	354.7	319.9

Operating income (loss)	$4.5	$(9.0)	$(4.5)	$2.5

Consolidated Results

          Total operating revenue. Our total operating revenues were $350.2 million for the third quarter of 2004, compared with $322.4 million for the third quarter of 2003, an increase of $27.8 million, or 8.6%. This increase was primarily due to higher Scheduled Service revenue, which was $160.4 million for the third quarter of 2004, compared with $126.7 million for the third quarter of 2003, an increase of $33.7 million or 26.6%. ACMI contracted revenue was $89.3 million for the third quarter of 2004, compared with $72.8 million for the third quarter of 2003, an increase of $16.5 million, or 22.7%. These increases were partially offset by reductions in revenue from our AMC business, which had revenue of $77.5 million for the third quarter of 2004, compared with $103.9 million for the third quarter of 2003, a decrease of $26.4 million, or 25.4%. Commercial charter revenue was $11.2 million for the third quarter of 2004, compared with $13.4 million for the third quarter of 2003, a decrease of $2.2 million, or 16.4%. Other revenue was $11.8 million for the third quarter of 2004, compared with $5.6 million for the third quarter of 2003, an increase of $6.2 million, or 110.7%.

          Scheduled Service revenue. Scheduled Service revenues were $160.4 million for the third quarter of 2004, compared with $126.7 million for the third quarter of 2003, an increase of $33.7 million, or 26.6%, primarily due to higher yields and higher load factors, offset by lower capacity. RTMs in the Scheduled Service segment were 522 million on a total capacity of 808 million ATMs in the third quarter of 2004, compared with RTMs of 468 million on a total capacity of 850 million ATMs in the third quarter of 2003. Load factor was 64.6% with a yield of $0.307 in the third quarter of 2004, compared with a load factor of 55.1% and a yield of $0.271 in the third quarter of 2003. RATM in our Scheduled Service segment was $0.199 in the third quarter of 2004, compared with $0.149 in the third quarter of 2003, representing an improvement of 33.3%. The material increase in the revenue performance of the Scheduled Service segment, as measured by RATM, was attributable to the positive impact of the scheduled network restructuring that was accomplished in the fourth quarter of 2003 and 2004, a general increase in the demand for air cargo services in 2004, an increase in fuel surcharge revenue in 2004, and specific improvement in load factor for flights from the U.S. to Asia and Europe, caused, in part, by the weakening of the US dollar against foreign currencies.

          ACMI contract revenue. ACMI contracted revenues were $89.3 million for the third quarter of 2004, compared with $72.8 million for the third quarter of 2003, an increase of $16.5 million, or 22.7%, due to an increase in volume. ACMI Block Hours were 17,066 for the third quarter of 2004, compared with 13,858 for the third quarter of 2003, an increase of 3,207, or 23.1%. Revenue per block hour was $5,235 for the third quarter of 2004, compared with $5,256 for the third quarter of 2003, a decrease of $21 per block hour, or 0.4%. Total aircraft supporting ACMI contracts as of September 30, 2004 were nine 747-200 aircraft and seven 747-400 aircraft, compared with September 30, 2003 when we had six 747-200 aircraft and five 747-400 aircraft supporting ACMI contracts.

          AMC Charter revenue. AMC Charter revenues were $77.5 million for the third quarter of 2004, compared with $103.9 million for the third quarter of 2003, a decrease of $26.4 million, or 25.4%, primarily due to both lower volume of AMC Charter flights and lower AMC rates. AMC Charter Block Hours were 6,198 for the third quarter of 2004, compared with 8,220 for the third quarter of 2003, a decrease of 2,022, or 24.6%. Revenue per block hour was $12,503 for the third quarter of 2004, compared with $12,640 for the third quarter of 2003, a decrease of $137 per block hour, or 1.1%. The reduction in AMC Charter activity was primarily due to the continued reduction from the high AMC demand that existed in 2003 related to the build-up to the military conflict in Iraq.

          Commercial Charter revenue. Commercial Charter revenues were $11.2 million for the third quarter of 2004, compared with $13.4 million for the third quarter of 2003, a decrease of $2.2 million, or 16.4%, primarily as a result of a lower volume of commercial charter flights which were partially offset by an increase in rates. Commercial Charter Block Hours were 891 for the third quarter of 2004, compared with 1,264 for the third quarter of 2003, a decrease of 373, or 29.5%. Revenue per block hour was $12,572 for the third quarter of 2004, compared with $10,592 for the third quarter of 2003, an increase of $1,980 per block hour, or 18.7%. The improvement in the demand for air cargo in 2004 contributed to higher rates, but the lack of available capacity due to the increased flying in the ACMI contract business, and reduction in our aircraft fleet size through bankruptcy, caused a reduction in Commercial Charter revenue for the third quarter of 2004, compared with 2003.

          Aircraft fuel expense. Aircraft fuel expense was $87.9 million for the third quarter of 2004, compared with $75.7 million for the third quarter of 2003, an increase of $12.2 million, or 16.1%, as a result of increased fuel prices. Average fuel price per gallon was 124 cents for the third quarter of 2004, compared with 94 cents for the third quarter of 2003, an increase of 30 cents or 31.6%, partially offset by a 7.8 million gallon, or 9.7% decrease in fuel consumption to 72.7 million gallons for the third quarter of 2004 from 80.5 million gallons during the third quarter of 2003. The decrease in fuel consumption is the result of a 2,614 reduction in non-ACMI Block Hours from 23,795 in the third quarter of 2003 to 21,181 in the third quarter of 2004.

          Salaries, wages and benefits expense. Salaries, wages and benefits were $55.7 million for the third quarter of 2004, compared with $48.3 million for the third quarter of 2003, an increase of $7.4 million, or 15.3%. Salaries, wages and benefits for ground employees increased by $5.8 million, during the third quarter of 2004, compared with the third quarter of 2003. The increase in ground employee cost corresponds to the decrease in third party contract expense as more functions in maintenance and ground handling were taken in house.

          Maintenance, materials and repairs. Maintenance, materials and repairs was $66.4 million for the third quarter of 2004, compared with $46.7 million for the third quarter of 2003, an increase of $19.7 million, or 42.2%. The increase in maintenance expense was primarily the result of an increase in engine overhaul expense. There were two additional D check airframe maintenance events in the third quarter of 2004, compared with the third quarter of 2003.

          Ground handling and airport fees. Ground handling and airport fees were $24.7 million for the third quarter of 2004, compared with $20.0 million for the third quarter of 2003, an increase of $4.7 million, or 23.5%. The increase is primarily attributable to increased Scheduled Service flight activity in Europe, which resulted in an increase in expense related to truck transportation purchased from outside vendors.

          Landing fees and other rent. Landing fees and other rent was $22.0 million for the third quarter of 2004, compared with $23.4 million for the third quarter of 2003, a decrease of $1.4 million, or 6.0%. The decrease is primarily related to the decrease in total non-ACMI operations during the period.

          Pre-petition and post-emergence costs and related professional fees. Pre-petition and post-emergence costs were $0.4 million for the third quarter of 2004 compared to $6.1 million in 2003, a decrease of $5.7 million, or 93.4%. Expenses incurred during the Chapter 11 cases are classified as reorganization items net. We incurred expenses of $0.4 million in the period July 28, 2004 through September 30, 2004 related to the wind down of the bankruptcy proceedings.

          Other operating expense. Other operating expenses were $32.8 million for the third quarter of 2004, compared with $32.1 million for the third quarter of 2003, an increase of $0.7 million, or 2.2%.

Segments

          As discussed above, the application of fresh start accounting following our emergence from bankruptcy, which among other things, reduced rent expense, reduced depreciation expense and increased amortization expense due to recognition of additional intangible assets, results in the incomparibility of the calculation of segment operating income and loss with prior periods. Therefore segment discussion is not presented for the 2004 versus the 2003 period (in millions).

Nine Months Ended September 30, 2004 and 2003

	Successor	Predecessor	Combined	Predecessor

	For the Period July 28, 2004 Through September 30, 2004	For the Period January 1, 2004 Through July 27, 2004	Results For the Nine Months ended September 30, 2004	For the Nine Months ended September 30, 2003

Operating Revenues
Scheduled service	$117.4	$343.6	$461.0	$347.8
ACMI contracts	63.1	194.3	257.4	210.2
AMC charter	52.4	156.3	208.7	362.0
Charter service	9.2	15.8	25.0	45.7
Other revenue	8.5	25.4	33.9	28.2

Total operating revenues	250.6	735.4	986.0	993.9
Operating expenses
Aircraft fuel	64.0	175.1	239.1	235.9
Salaries, wages and benefits	36.9	122.7	159.6	147.0
Maintenance, materials and repairs	47.9	133.3	181.2	134.9
Aircraft rent	24.8	81.9	106.7	140.0
Ground handling	17.2	53.6	70.8	60.7
Landing fees and other rent	14.6	53.0	67.6	66.9
Depreciation and amortization	11.2	33.5	44.7	46.2
Travel	10.1	29.5	39.6	47.0
Pre-petition and post-emergence costs and related professional fees	0.4	9.4	9.8	27.7
Other	19.0	66.1	85.1	113.2

Total operating expenses	246.1	758.1	1,004.2	1,019.5

Operating income (loss)	$4.5	$(22.7)	$(18.2)	$(25.6)

Consolidated Results

          Total operating revenue. Our total operating revenues were $986.0 million for the first three quarters of 2004, compared with $993.9 million for the first three quarters of 2003, a decrease of $7.9 million, or 0.8%. This decrease was primarily due to reductions in revenue from our AMC business, which had revenue of $208.7 million for the first three quarters of 2004, compared with $362.0 million for the first three quarters of 2003, a decrease of $153.3 million, or 42.3%. Commercial charter revenue was $25.0 million for the first three quarters of 2004, compared with $45.7 million for the first three quarters of 2003, a decrease of $20.7 million, or 45.3%. These decreases were partially offset by higher Scheduled Service revenue, which was $461.0 million for the first three quarters of 2004, compared with $347.8 million for the first three quarters of 2003, an increase of $113.2 million or 32.5%. ACMI contracted revenue was $257.4 million for the first three quarters of 2004, compared with $210.2 million for the first three quarters of 2003, an increase of $47.2 million, or 22.5%. Other revenue was $33.9 million for the first three quarters of 2004, compared with $28.2 million for the first three quarters of 2003, an increase of $5.7 million, or 20.2%.

          Scheduled Service revenue. Scheduled Service revenues were $461.0 million for the first three quarters of 2004, compared with $347.8 million for the first three quarters of 2003, an increase of $113.2 million, or 32.5%, primarily due to higher yields, higher load factors, and higher capacity. RTMs in the Scheduled Service segment were 1,542 million on a total capacity of 2,470 million ATMs in the first three quarter of 2004, compared with RTMs of 1,276 million on a total capacity of 2,245 million ATMs in the first three quarters of 2003. Load factor was 62.4% with a yield of $0.299 in the first three quarters of 2004, compared with a load factor of 56.8% and a yield of $0.273 in the first three quarters of 2003. RATM in our Scheduled Service segment was $0.187 in the first three quarters of 2004, compared with $0.155 in the first three quarters of 2003, representing an improvement of 20.5%. The material increase in the revenue performance of the Scheduled Service segment, as measured by RATM, was attributable to the positive impact of the scheduled network restructuring that was accomplished in the fourth quarter of 2003 and the first quarter of 2004, a general increase in the demand for air cargo services in 2004, an increase in fuel surcharge revenue in 2004, and specific improvement in load factor for flights from the U.S. to Asia and Europe, caused, in part, by the weakening of the US dollar against foreign currencies.

          ACMI Contract revenue. ACMI contracted revenues were $257.4 million for the first three quarters of 2004, compared with $210.2 million for the first three quarters of 2003, an increase of $47.2 million, or 22.5%, due to both an increase in rate and volume. ACMI Block Hours were 48,520 for the first three quarters of 2004, compared with 39,830 for the first three quarters of 2003, an increase of 8,689, or 21.8%. Revenue per block hour was $5,306 for the first three quarters of 2004, compared with $5,279 for the first three quarters of 2003, an increase of $27 per block hour, or 0.5%. Total aircraft supporting ACMI contracts as of September 30, 2004 were nine 747-200 aircraft and seven 747-400 aircraft, compared with September 30, 2003 when we had six 747-200 aircraft and five 747-400 aircraft supporting ACMI contracts.

          AMC Charter revenue. AMC Charter revenues were $208.7 million for the first three quarters of 2004, compared with $362.0 million for the first three quarters of 2003, a decrease of $153.3 million, or 42.3%, primarily due to both lower volume of AMC Charter flights and lower AMC rates. AMC Charter Block Hours were 16,972 for the first three quarters of 2004, compared with 29,388 for the first three quarters of 2003, a decrease of 12,417, or 42.3%. Revenue per block hour was $12,295 for the first three quarters of 2004, compared with $12,318 for the first three quarters of 2003, a decrease of $23 per block hour, or 0.2%. The reduction in AMC Charter activity was primarily due to the continued reduction from the high AMC demand that existed in 2003 related to the build-up to the military conflict in Iraq.

          Commercial Charter revenue. Commercial Charter revenues were $25.0 million for the first three quarters of 2004, compared with $45.7 million for the first three quarters of 2003, a decrease of $20.7 million, or 45.3%, primarily as a result of a lower volume of commercial charter flights which were partially offset by an increase in rates. Commercial Charter Block Hours were 2,158 for the first three quarters of 2004, compared with 4,465 for the first three quarters of 2003, a decrease of 2,307, or 51.7%. Revenue per block hour was $11,606 for the first three quarters of 2004, compared with $10,238 for the first three quarters of 2003, an increase of $1,368 per block hour, or 13.4%. The improvement in the demand for air cargo in 2004 contributed to higher rates, but the lack of available capacity due to the increased flying in the ACMI contract business, and reduction in our aircraft fleet size through bankruptcy, caused a reduction in Commercial Charter revenue for the first three quarters of 2004, compared with 2003.

          Salaries, wages and benefits expense. Salaries, wages and benefits were $159.6 million for the first three quarters of 2004, compared with $147.0 million for the first three quarters of 2003, an increase of $12.6 million, or 8.6%. Salaries, wages and benefits for ground and air crew employees increased by $12.7 million, during the first three quarters of 2004, compared with 2003. The increase was primarily due to contractual pay rate increases for air crew members and higher worker’s compensation coverage necessary for crewmember employees operating AMC charters and the increase in ground employee cost corresponds to the decrease in third party contract expense as more functions in maintenance and ground handling were taken in house.

          Maintenance, materials and repairs. Maintenance, materials and repairs was $181.2 million for the first three quarters of 2004, compared with $134.9 million for the first three quarters of 2003, an increase of $46.3 million, or 34.3%. The increase in maintenance expense was primarily the result of an increase in engine overhaul expense and an increase in expense for D checks. There were eight additional D check airframe maintenance events in the first three quarters of 2004, compared with 2003.

          Aircraft fuel expense. Aircraft fuel expense was $239.1 million for the first three quarters of 2004, compared with $235.8 million for the first three quarters of 2003, an increase of $3.3 million, or 1.4%, as a result of increased fuel prices. Average fuel price per gallon was 116 cents for the first three quarters of 2004, compared with 96 cents for the first three quarters of 2003, an increase of 20 cents or 20.6%, partially offset by a 37.1 million gallon, or 15.2% decrease in fuel consumption to 207.6 million gallons for the first three quarters of 2004 from 244.7 million gallons during the first three quarters of 2003. The decrease in fuel consumption is the result of a 11,747 reduction in non-ACMI Block Hours from 73,844 in the first three quarters of 2003 to 62,097 in the first three quarters of 2004.

          Ground handling and airport fees. Ground handling and airport fees were $70.8 million for the first three quarters of 2004, compared with $60.7 million for the first three quarters of 2003, an increase of $10.1 million, or 16.6%. The increase is primarily attributable to increased Scheduled Service flight activity in Europe, which resulted in an increase in expense related to truck transportation purchased from outside vendors.

          Landing fees and other rent. Landing fees and other rent was $67.6 million for the first three quarters of 2004, compared with $66.9 million for the first three quarters of 2003, an increase of $0.7 million, or 1.1%. The slight increase is primarily related to the increase in Scheduled Service departures.

          Pre-petition and post-emergence costs and related professional fees. Pre-petition and post-emergence costs were $9.8 million for the first three quarters of 2004 compared to $27.7 million in 2003, a decrease of $17.9 million, or 64.6%. Expenses incurred during the Chapter 11 cases are classified as reorganization items net. We incurred expenses of $0.4 million in the period July 28, 2004 through September 30, 2004 related to the wind down of the bankruptcy proceedings.

          Other operating expense. Other operating expenses were $85.1 million for the first three quarters of 2004, compared with $113.2 million for the first three quarters of 2003, a decrease of $28.1 million, or 24.8%, due primarily to a $11.5 million decrease in bad debt expense, a $8.6 million decrease in commissions due to reduced AMC and Scheduled Service related commission expense, and a $9.9 million decrease in third party contractor costs.

          Reorganization items, net. Reorganization items net were income of $112.5 million for the period January 31, 2004 through July 27, 2004, comprised of the following:

Legal and Professional Fees	$44,209
Rejection of CF6-80 PBH engine agreement	(59,552)
Claims related to rejection of owned and leased aircraft	126,649
Other	7,782
Fresh-start adjustments	173,598
Gain on cancellation of pre-petition debt	(405,199)

Total	$(112,513)

          The costs included in reorganization items reflect the cash and non-cash expenses recognized by us in connection with our reorganization and are separately reported as required by SOP 90-7. In our 2004 consolidated statement of operations, we have recognized a gain of $405.2 million on the cancellation of pre-petition liabilities. See Note 3 to the Financial Statements.

Segments

          As discussed above, the application of fresh-start accounting following our emergence from bankruptcy, which among other things, reduced rent expense, reduced depreciation expense and increased amortization expense due to recognition of additional intangible assets, results in the incomparability of the calculation of segment operating income and loss with prior periods. Therefore, segment discussion is not presented for the 2004 versus the 2003 period.

Operating Statistics

          The table below sets forth selected operating data for the three and nine months ended September 30, 2004 and 2003.

Operating Statistics	For the Three Months September 30, 2004	For the Three Months September 30, 2003	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003

Block Hours
Scheduled Service	13,765	14,058	42,049	37,338
AMC	6,198	8,220	16,972	29,388
ACMI	17,066	13,858	48,520	39,830
Commercial Charter	891	1,264	2,158	4,465
Non Revenue	328	253	918	2,653

Total Block Hours	38,248	37,653	110,617	113,674

Revenue Per Block Hour
AMC	12,503.1	12,640.2	12,295.3	12,318.4
ACMI	5,235.2	5,256.4	5,305.9	5,278.6
Commercial Charter	12,572.1	10,591.7	11,606.4	10,238.2

Scheduled Service Traffic
RTM’s (000’s)	522,203	468,323	1,541,872	1,276,122
ATM’s (000’s)	808,220	850,349	2,469,819	2,245,270
Load Factor	64.61%	55.07%	62.43%	56.84%
RATM	$0.199	$0.149	$0.187	$0.155
Yield	$0.307	$0.271	$0.299	$0.273
Average fuel cost per gallon	$1.24	$0.94	$1.16	$0.96
Fuel gallons consumed (000's)	72,706	80,492	207,611	244,683
Operating Fleet (average during the period)
Aircraft count	36.7	45.7	37.4	45.0
Dry Leased	4.0	3.3	4.0	3.6
Out of service	2.8	3.0	4.3	3.3

          Note dry leased and parked aircraft are not included in the operating fleet aircraft count average.

          For the first nine months of 2004 our operating fleet decreased 16.9%, compared with the first nine months of 2003, from 45.0 average aircraft to 37.4 average aircraft operated. The decrease was primarily due to the rejection and return of ten aircraft in connection with the Plan of Reorganization and the subsequent repurchase of two aircraft, one of which is deactivated and excluded entirely from the fleet count.

Liquidity and Capital Resources

          At September 30, 2004, we had cash and cash equivalents of $97.3 million, compared with $93.3 million at December 31, 2003, an increase of $4.0 million. The amount available to be borrowed under our Revolving Credit Facility, when combined with our available cash reserves after our exit from Bankruptcy, should provide us with adequate liquidity to resume payments on debt. See Note 8 to the Consolidated Financial Statements for a description of the Revolving Credit Facility. We expect cash on hand, cash generated from operations and cash available under the Revolving Credit Facility to be sufficient to meet our debt and lease obligations and to finance capital expenditures for 2005. To the extent that these levels of cash prove insufficient to meet those obligations, we would be required to scale back operations, curtail capital spending or borrow additional funds in amounts to be determined and on terms that may not be favorable to us, if available at all.

          Operating Activities. Net cash provided by operating activities for 2004 was $66.4 million, compared with net cash used by operating activities of $29.4 million for 2003, primarily due to increased profitability from improved market conditions.

          Investing Activities. Net cash expenditures for investing activities were $61.1 million for 2004, which reflect capital expenditures of $20.8 million and the funding of restricted funds held in trust of $40.3 million. Net cash provided by investing activities was $34.8 million for 2003, which reflect capital expenditures of $6.2 million, partially offset by proceeds from the sale of property and equipment of $10.0 million and maturity of investments of $31.0 million.

          Financing Activities. Net cash used by financing activities was $1.3 million for 2004, which consisted primarily of $36.4 million of payments on long-term debt and capital lease obligations, $3.1 million in loan fee payments, partially offset by $18.0 million in loan proceeds from the DIP Credit Facility and $20.2 million in the sale of subscription shares. Net cash used for financing activities were $69.8 million for 2003, which consisted primarily of payments on long-term debt and capital lease obligations. The reduction in debt and lease payments relates directly to the moratorium that was placed on these agreements in March 2003 to provide time to negotiate restructured agreements with our significant creditors and lessors. See Note 2 to our Financial Statements for more information on such moratorium.

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

          The Revolving Credit Facility contains usual and customary covenants for transactions of this kind. At December 31, 2004, we had $19.0 million available for borrowing under the Revolving Credit Facility. No borrowings have been incurred as of December 31, 2004.

Litigation

          We are a party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our businesses. See Note 12 to the Financial Statements for information regarding legal proceedings, which could impact our financial condition and results of operations.

Critical Accounting Policies

General Discussion of Critical Accounting Policies

          The Financial Statements are prepared in conformity with GAAP which requires management to make estimates and judgments that affect the amounts reported. Actual results may differ from those estimates. Important estimates include asset lives, valuation allowances (including, but not limited to, those related to receivables, inventory and deferred taxes), income tax accounting, self-insurance employee benefit accruals and contingent liabilities.

Our significant accounting policies are described in Note 4 to the Financial Statements. The following describes our most critical accounting policies:

Fresh-Start Accounting

          Our emergence from bankruptcy on July 27, 2004 resulted in a new reporting entity and adoption of fresh-start accounting as of the Effective Date in accordance with SOP 90-7. Accordingly, our assets, liabilities, and equity were adjusted to fair value. These adjustments were based upon the work of the Company and financial consultants and also independent appraisals to determine the relative fair values of the Company’s assets and liabilities. Estimates of fair-value represent the Company’s best estimate based on the work of independent valuation consultants and, where the foregoing are not available, industry trends and by reference to market rates and transactions. These estimates and the assumptions used by the Company and by its valuation consultants, are subject to certain uncertainties and contingencies beyond the Company’s control. If different assumptions were used, the fair values of the Company’s assets and liabilities could be materially increased or decreased. The adoption of fresh-start accounting has had a material effect on our Financial Statements. See Note 3 to the Financial Statements for further detail related to the fresh-start value adjustments.

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

Inventories

          Spare parts, materials and supplies for flight equipment are carried at average acquisition cost and are expensed when used in operations. Rotable parts are written off when beyond economic repair. Allowances for obsolescence for spare parts expected to be on hand at the date aircraft are retired from service, are provided over the estimated useful lives of the related aircraft and engines. Allowances are also provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change as conditions in our business evolve. Inventories are included in prepaid expenses and other current assets in the consolidated balance sheet, except for rotable inventory which is recorded in “Property and Equipment.”

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

          Under SFAS No.142, intangibles with indefinite lives are not amortized but reviewed for impairment annually, or more frequently, if impairment indicators arise. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that the Company expects to generate from their use. If the Company’s expectations of future results and cash flows change and are significantly diminished, intangible assets may be impaired and the resulting charge to operations may be material. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material changes to the results of operations. The estimated life of the Route acquisition costs, AOCs, and Flight Authorities is indefinite. Intangibles with definite lives are amortized over their respectful useful lives, which are as follows:

ACMI customer contracts Fair market value operating leases	up to 5 years, customer by customer 21 years

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

Stock-based Compensation

          To date, we have accounted for stock-based compensation by using the intrinsic value based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we have only recorded compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. Refer to the section entitled “Recent Accounting Pronouncements” in our Financial Statements for a discussion of the impact of the recently issued SFAS No. 123(R), Share-based Payment, on our recording of stock-based compensation for interim or annual reporting periods beginning on or after December 15, 2005.

Recent Accounting Pronouncements

          The information required in response to this item is set forth in Note 4 to the Financial Statements contained in this report.

Related Party Transactions

          The information required in response to this item is set forth in Note 10 to the Financial Statements contained in this report.

Off-Balance Sheet Arrangements

          The information required in response to this item is set forth in Notes 4 and 9 to the Financial Statements contained in this report.

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

          These restrictions could limit our ability to finance our future operations or capital needs, to make acquisitions or to pursue future business opportunities. In addition, our Revolving Credit Facility with Congress Financial Corporation (“Congress”) (the “Revolving Credit Facility”), a certain loan that was made to Atlas Freighter Leasing III, Inc. (“AFL III”) (the “AFL III Credit Facility”), another loan made to Atlas (the “Aircraft Credit Facility” or “ACF”), and certain leases require us to maintain specified financial ratios and/or satisfy certain financial covenants. (See Note 8 to the Financial Statements). We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and to satisfy these covenants. Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may affect our ability to do so. While we are currently in compliance with these ratios and covenants, we cannot assure you that we will continue to meet these ratios or satisfy these covenants or that the lenders or lessors will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our debt instruments, including the Revolving Credit Facility, and certain of our leases would prevent us from borrowing under the Revolving Credit Facility and could result in a default under it and the leases. Moreover, if the lenders under a facility or other agreement in default were to accelerate the debt outstanding under that facility, it could result in a cross default under other debt facilities or leases. If all or any part of our debt were to be accelerated, we may not have, or be able to obtain, sufficient funds to repay such debt. A default under the leases could result in a reversion to the original lease terms without regard to the restructuring of the lease payments and an acceleration of any amounts owed under the leases.

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

          See Note 12 of the Financial Statements for information regarding other legal proceedings that could have a material adverse effect on our financial condition and results of operations. We are also party to a number of other claims, lawsuits and pending actions, which we consider to be routine and incidental to our business.

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

          In connection with our initial procedures to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we have identified a substantial number of significant deficiencies and material weaknesses in our internal controls over financial reporting. We are committed to addressing these deficiencies and material weaknesses, which have required us to hire additional personnel and outside advisory services and have resulted and will continue to result over at least the next twelve months in additional accounting and legal expenses. If we are unsuccessful in our focused effort to permanently and effectively remediate these deficiencies and material weaknesses, or otherwise fail to maintain adequate internal controls over financial reporting, our ability to accurately and timely report our financial condition may be adversely impacted, which could, among other things, result in a default under our Revolving Credit Facility and limit our access to the capital markets. In addition, if we do not remediate these weaknesses, we will not be able to conclude, pursuant to Section 404 of Sarbanes-Oxley and Item 308 of Regulation S-K, that our internal controls over financial reporting are effective. We cannot assure you as to what conclusions our management or independent registered public accounting firm might reach with respect to the effectiveness of our internal controls over financial reporting at the compliance deadline. In the event of non-compliance, we may lose the trust of our customers, suppliers and security holders, and our stock price could be adversely impacted. For more information, see “Controls and Procedures” in Item 4 of this report.

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

We are subject to extensive governmental regulation and our failure to comply with these regulations in the U.S. and abroad, or the adoption of any new laws, policies or regulations, or changes to such regulations may have an adverse effect on our business. Failure to utilize our economic rights in limited-entry markets also could result in a loss of such rights.

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

          Aviation fuel. Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10 percent increase in the 2004 average cost per gallon of fuel. Based on actual 2004 fuel consumption for the Scheduled Service and Commercial Charter business segments, such an increase would result in an annual increase to aviation fuel expense of approximately $35.1 million in 2004. Fuel prices for AMC are set each September by the military and are fixed for the year. ACMI does not present a market risk, as the cost of fuel is borne by the customer.

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

         Borrowings under the Revolving Credit Facility bear interest at varying rates based on either the Prime Rate or the Adjusted Eurodollar Rate. Interest on outstanding borrowings is determined by adding a margin to either the Prime Rate or the Adjusted Eurodollar Rate, as applicable, in effect at the interest calculation date. The margins are arranged in three pricing levels, based on the excess availability under the Revolving Credit Facility. There is no balance outstanding on this facility and changes in interest rates therefore have no impact on our reported consolidated income to date.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          The information required in response to this Item is set forth in Note 12 to the Financial Statements contained in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          a.      Indebtedness

          As discussed in Note 2 to the Financial Statements contained in this report, on the Bankruptcy Petition Date, we filed for reorganization under Chapter 11. Up to the Effective Date, we were in default under all of our debt arrangements, including the Senior Notes and EETCs. These defaults were cured on the Effective Date of the Plan of Reorganization. See Note 8 to the Financial Statements contained in this report for additional information regarding these securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the quarterly period ended September 30, 2004, other than matters voted on by holders of our debt securities in the ordinary course of the Chapter 11 Cases.

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