Form 10-K/A
period 2004-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2005-10-27
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-K/A
Amendment No. 1

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the fiscal year ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

____________________

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	0-25732	13-4146982
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2000 Westchester Avenue, Purchase, New York		10577
(Address of principal executive offices)		(Zip Code)
(914) 701-8000
(Registrant’s telephone number, including area code)

____________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.01 Par Value
(Title of Class)

____________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [    ]    No [ X ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [    ]    No [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [    ]    No [ X ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [    ] Yes     [ X ] No

     The aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004: $1,726,988.1 As of August 5, 2005, there were 19,685,544 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

APPLICABLE TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [    ]    No [ X ]

______________

DOCUMENTS INCORPORATED BY REFERENCE:    None

1 The registrant emerged from Chapter 11 bankruptcy proceedings on July 27, 2004. The shares of common stock traded prior thereto had nominal value and were cancelled and extinguished at the time of the registrant’s emergence from bankruptcy.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on June 30, 2005 (the “Annual Report”), solely to file certain exhibits which, due to unreasonable effort or expense, were unavailable at the time of filing of the Annual Report.

Item 15. Exhibits and Financial Statements
     (a) Exhibits.

          The exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of October, 2005.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

(Registrant)

/s/ Jeffrey H. Erickson
By:
Jeffrey H. Erickson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

*

Eugene I. Davis, Chairman of the Board	October 27, 2005

/s/ Jeffrey H. Erickson

Jeffrey H. Erickson, President, Chief Executive	October 27, 2005
Officer and Director (Principal Executive
Officer)

/s/ Michael L. Barna

Michael L. Barna, Senior Vice President and	October 27, 2005
Chief Financial Officer (Principal Financial
Officer)

/s/ Gordon L. Hutchinson

Gordon L. Hutchinson, Vice President and	October 27, 2005
Controller (Principal Accounting Officer)

*

Robert F. Agnew, Director	October 27, 2005

*

Keith E. Butler, Director	October 27, 2005

*

Duncan H. Cocroft, Director	October 27, 2005

*

James S. Gilmore III, Director	October 27, 2005

*

Ronald L. Kerber, Director	October 27, 2005

*

Herbert J. Lanese, Director	October 27, 2005

*

Frederick McCorkle, Director	October 27, 2005

/s/ Michael L. Barna

Michael L. Barna
Attorney-in-fact	October 27, 2005

EXHIBIT INDEX

Exhibit Number		Description

	2.1.1 (7)	Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. §§ 1129 (a)
and (b) and Fed. R. Bankr. P. 3020 Confirming the Final Modified Second
Amended Joint Plan of Reorganization of Atlas Air Worldwide Holdings, Inc.
and Its Affiliated Debtors and Debtors-in-Possession.

	2.2.1 (7)	Second Amended Disclosure Statement Under 11 U.S.C. 1125 In Support of the
Debtors’ Second Amended Joint Chapter 11 Plan.

	3.1.1 (6)	Certificate of Incorporation of the Company.

*	3.2.1	By-Laws of the Company as of July 28, 2004.

	4.1.1 (1)	Form of 8.707% Atlas Air Pass Through Certificates, Series 2000-1A (included in Exhibit 4.21).

	4.1.2 (1)	Form of 9.057% Atlas Air Pass Through Certificates, Series 2000-1B (included in Exhibit 4.22).

	4.1.3 (1)	Form of 9.702% Atlas Air Pass Through Certificates, Series 2000-1C (included in Exhibit 4.23).

	4.1.4 (4)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-1.

	4.1.5 (4)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-2.

	4.1.6 (4)	6.88% Atlas Air Pass Through Certificate 1999-1A-2, Certificate No. A-2-1.

	4.1.7 (4)	7.63% Atlas Air Pass Through Certificate 1999-1B-1, Certificate No. B-1.

	4.1.8 (4)	8.77% Atlas Air Pass Through Certificate 1999-1C-1, Certificate No. C-1

	4.1.9 (3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas
Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air
Pass Through Trust 1998-1A-0.

	4.1.10 (3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas
Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air
Pass Through Trust 1998-1A-S.

	4.1.11 (3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas
Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air
Pass Through Trust 1998-1B-0.

	4.1.12 (3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas
Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air
Pass Through Trust 1998-1B-S.

	4.1.13 (3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas
Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air
Pass Through Trust 1998-1C-0.

	4.1.14 (3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas
Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air
Pass Through Trust 1998-1C-S.

Exhibit Number	Description

4.1.15 (4)	Pass Through Trust Agreement, dated as of April 13, 1999, between
Wilmington Trust Company, as Trustee, and Atlas Air, Inc.

4.1.16 (4)	Trust Supplement No. 1999-1A-1, dated April 13, 1999, between Wilmington
Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust
Agreement, dated as of April 1, 1999.

4.1.17 (4)	Trust Supplement No. 1999-1A-2, dated April 13, 1999, between Wilmington
Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust
Agreement, dated as of April 1, 1999.

4.1.18 (4)	Trust Supplement No. 1999-1B, dated April 13, 1999, between Wilmington
Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust
Agreement, dated as of April 1, 1999.

4.1.19 (4)	Trust Supplement No. 1999-1C, dated April 13, 1999, between Wilmington
Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust
Agreement, dated as of April 1, 1999.

4.1.20 (1)	Pass Through Trust Agreement, dated as of January 28, 2000, between
Wilmington Trust Company, as Trustee and Atlas Air, Inc.

4.1.21 (1)	Trust Supplement No. 2000-1A, dated January 28, 2000, between Wilmington
Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust
Agreement, dated as of January 28, 2000.

4.1.22 (1)	Trust Supplement No. 2000-1B, dated January 28, 2000, between Wilmington
Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust
Agreement, dated as of January 28, 2000.

4.1.23 (1)	Trust Supplement No. 2000-1C, dated January 28, 2000, between Wilmington
Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust
Agreement, dated as of January 28, 2000.

4.1.24 (3)	Note Purchase Agreement, dated as of February 9, 1998, among the Company,
Wilmington Trust Company and First Security Bank, National Association
(“Note Purchase Agreement 1998”).

4.1.25 (1)	Form of Leased Aircraft Participation Agreement (Participation Agreement
among Atlas Air, Inc., Lessee, First Security Bank, National Association,
Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan
Participant) (Exhibit A-1 to Note Purchase Agreement 1998).

4.1.26 (1)	Form of Owned Aircraft Participation Agreement (Participation Agreement
between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee,
Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement
1998).

4.1.27 (1)	Form of Lease (Lease Agreement between First Security Bank, National
Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase
Agreement 1998).

Exhibit Number	Description

4.1.28 (4)	Note Purchase Agreement, dated as of April 13, 1999, among Atlas Air, Inc.,
Wilmington Trust Company, as Trustee, Wilmington Trust Company, as
Subordination Agent, First Security Bank, National Association, as Escrow
Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase
Agreement 1999”).

4.1.29 (4)	Form of Leased Aircraft Participation Agreement (Participation Agreement
among Atlas Air, Inc., Lessee, First Security Bank, National Association,
Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan
Participant) (Exhibit A-1 to Note Purchase Agreement 1999).

4.1.30 (4)	Form of Lease (Lease Agreement between First Security Bank, National
Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase
Agreement 1999).

4.1.31 (4)	Form of Owned Aircraft Participation Agreement (Participation Agreement
between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee,
Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement
1999).

4.1.32 (1)	Note Purchase Agreement, dated as of January 28, 2000, among Atlas Air, Inc.,
Wilmington Trust Company, as Trustee, Wilmington Trust Company, as
Subordination Agent, First Security Bank, National Association, as Escrow
Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase
Agreement 2000”).

4.1.33 (1)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First
Security Bank, National Association, Owner Trustee, and Wilmington Trust
Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).

4.1.34 (1)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase
Agreement 2000).

4.1.35 (1)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between
Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit
C-2 to Note Purchase Agreement 2000).

4.1.36 (4)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First
Security Bank, National Association, Owner Trustee, and Wilmington Trust
Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).

4.1.37 (4)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase
Agreement 2000).

4.1.38 (4)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between
Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit
C-2 to Note Purchase Agreement 2000).

Exhibit Number		Description

	4.1.39	Leased Aircraft Restructure Agreement with regard to Aircraft N491MC, dated
		July 27, 2004, by and among Atlas Air, Inc., Wells Fargo Bank Northwest,
		National Association as Owner Trustee, Wilmington Trust Company as
		Mortgagee, Class A Trustee and Subordination Agent, and DAF Investments,
		Ltd. as Owner Participant, together with schedule of substantially identical
		documents omitted from filing pursuant to Rule 12b-31 promulgated under the
		Exchange Act.

*	4.1.40	1998 Class A Pass Through Trust Supplement, dated July 27, 2004, between the
		Company and Wilmington Trust Company as Class A Trustee.

*	4.1.41	Amendment to 1999 Class A-1 Pass Through Trust Supplement, dated July 27,
		2004, between Company and the Wilmington trust Company as Class A-1
		Trustee.

*	4.1.42	Amendment to 2000 Class A Pass Through Trust Supplement between the
		Company and Wilmington Trust Company as Class A Trustee dated July 27,
		2004.

	4.1.43	Trust Indenture and Mortgage Supplement No. 3, dated July 27, 2004, by and
		between Wells Fargo Bank Northwest, National Association (f/k/a First Security
		Bank, National Association), Owner Trustee, and Wilmington Trust Company,
		Mortgagee, pertaining to Aircraft N491MC, together with schedule of
		substantially identical documents omitted from filing pursuant to Rule 12b-31
		promulgated under the Exchange Act.

*	10.1.1	Assignment and Assumption Agreement between the Company and the
		N491MC Owner Participant, dated July 27, 2004, pursuant to which the
		Company has exercised its option to purchase the entire owner participant
		interest with regard to Aircraft N491MC.

*	10.1.2	Assignment and Assumption Agreement between the Company and the
		N493MC Owner Participant, dated July 27, 2004, pursuant to which the
		Company has exercised its option to purchase the entire owner participant
		interest with regard to Aircraft N493MC.

*	10.1.3	Assignment and Assumption Agreement between the Company and the
		N496MC Owner Participant, dated July 27, 2004, pursuant to which the
		Company has exercised its option to purchase the entire owner participant
		interest with regard to Aircraft N496MC.

*	10.1.4	Assignment and Assumption Agreement between the Company and the
		N409MC Owner Participant, dated July 27, 2004, pursuant to which the
		Company has exercised its option to purchase the entire owner participant
		interest with regard to Aircraft N409MC.

	10.2.1 (5)	Agreement of Lease, dated November 9, 1999, between Texaco, Inc., Landlord,
		and the Company, Tenant, 2000 Westchester Avenue, White Plains, New York
		10650.

Exhibit Number		Description

	10.3.1	Loan and Security Agreement, dated as of November 30, 2004, by and among
Atlas Air, Inc., Polar Air Cargo, Inc. as Borrowers, the Company and Airline
Acquisition Corp I as Guarantors, Congress Financial Corp. as Agent, Wachovia
Bank, National Association as Lead Arranger and certain Lenders.

	10.4.1	Lease Agreement, dated July 29, 1998, between First Security Bank, National
Association and Atlas Air, Inc. with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to
Rule 12b-31 promulgated under the Exchange Act.

	10.4.2	Amendment No. 1 to Lease Agreement dated as of July 27, 2004 between Wells
Fargo Bank Northwest, National Association (f/k/a First Security Bank,
National Association), as Lessor and Atlas Air, Inc., as Lessee with respect to
Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange
Act.

	10.5.1	Fifth Amended and Restated Credit Agreement dated as of July 27, 2004 among
Atlas Air, Inc. as Borrower, certain Lenders and Deutsche Bank Trust Company
Americas as Administrative Agent (“Aircraft Credit Facility”).

	10.5.2	First Amendment to Fifth Amended and Restated Credit Agreement dated as of
November 30, 2004 relating to the Aircraft Credit Facility.

	10.5.3	Limited Waiver to Fifth Amended and Restated Credit Agreement dated July
27, 2005 relating to the Aircraft Credit Facility.

	10.6.1	Amended and Restated Credit Agreement, dated as of July 27, 2004, among
Atlas Freighter Leasing III, Inc., certain Lenders and Deutsche Bank Trust
Company Americas as Administrative Agent (“AFL III Credit Facility”).

*	10.6.2	First Amendment and Consent to Amended and Restated Credit Agreement
dated as of November 30, 2004 relating to the AFL III Credit Facility.

	10.6.3	Amended and Restated Lease Agreement (N505MC), dated as of July 27, 2004, relating to the AFL III Credit Facility, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

*	10.6.4	Lease Supplement No. 1 (N505MC), dated as of July 27, 2004, relating to the
AFL III Credit Facility, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the
Exchange Act.

*	10.6.5	Amendment No. 1 to Amended and Restated Lease (N505MC), dated as of
November 30, 2004, relating to the AFL III Credit Facility, together with schedule of substantially identical documents omitted from filing pursuant to
Rule 12b-31 promulgated under the Exchange Act.

*	10.6.6	Amendment No. 2 to Amended and Restated Lease (N505MC), dated as of May
31, 2005, relating to the AFL III Credit Facility, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

Exhibit Number		Description

	10.6.7	Consent and Second Amendment to Amended and Restated Credit Agreement
dated as of May 31, 2005 relating to the AFL III Credit Facility.

	10.6.8	Consent and Limited Waiver to Amended and Restated Credit Agreement dated as of July 27, 2005 relating to the AFL III Credit Facility.

	10.7.1	Lease, dated July 16, 2002, between Tuolomne River Aircraft Finance, Inc. as
Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

	10.7.2	Amendment Agreement, dated August 1, 2003, between Tuolumne River
Aircraft Finance, Inc., as Lessor and Atlas Air, Inc. as Lessee in respect of
Lease dated July 16, 2002 with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to
Rule 12b-31 promulgated under the Exchange Act.

	10.8.1	Lease, dated October 24, 2001, between Polaris Aircraft Finance, Inc., as Lessor and Polar Air Cargo, Inc. as Lessee with respect to Aircraft N920FT.

	10.8.2	Amendment Agreement, dated August 1, 2003, between Polaris Aircraft
Finance, Inc., as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease dated October 24, 2001 with respect to Aircraft N920FT.

	10.9.1	Amendment Agreement, dated August 1, 2003, between General Electric
Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in
respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

*	10.9.2	Second Amendment Agreement, dated January 31, 2005, between General
Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as
Sublessee in respect of Sublease, dated October 24, 2001, with respect to
Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange
Act.

	10.9.3	Sublease, dated October 24, 2001, between General Electric Capital
Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee with respect to
Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange
Act.

	10.10.1	Lease Agreement, dated July 24, 2002, between Charles River Aircraft Finance,
Inc. as Lessor and Polar Air Cargo, Inc. as Lessee with respect to Aircraft
N454PA.

	10.10.2	Amendment Agreement, dated August 1, 2003, between Charles River Aircraft
Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease
Agreement dated July 24, 2002 with respect to Aircraft N454PA.

Exhibit Number		Description

	10.10.3	Second Amendment Agreement, dated January 31, 2005, between Charles River
		Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of
		Lease Agreement, dated July 24, 2002, with respect to Aircraft N454PA.

	10.11.1	[intentionally omitted]

	10.12.1	Engine Maintenance Contract, dated April 30, 2004, between the Company and
		MTU Maintenance Hannover GmbH, with regard to CF6 80C2 Engines in the
		1998 EETC Transaction together with schedule of substantially identical
		documents omitted from filing pursuant to Rule 12b-31 promulgated under the
		Exchange Act.

	10.13.1	[intentionally omitted]

	10.14.1	[intentionally omitted]

	10.15.1	Contract, dated October 1, 2004, between HQ AMC/A34TM and the Company.

*	10.16.1	Employment Agreement, dated as of April 1, 2005, between Atlas Air, Inc. and
		Jeffrey H. Erickson.

*	10.17.1	Employment Agreement, dated as of February 1, 2003, between the Company
		and T. Wakelee Smith, as amended June 15, 2004.

	10.17.2 (13)	Amended and Restated Employment Agreement, dated July 22, 2005, between
		the Company and T. Wakelee Smith.

*	10.18.1	Employment Agreement, dated as of May 1, 2003, between the Atlas Air, Inc.
		and Ronald A. Lane, as amended January 24, 2004 and as amended April 20,
		2004.

*	10.19.1	Employment Agreement, dated as of April 1, 2005, between Atlas Air, Inc. and
		John W. Dietrich.

*	10.20.1	Employment Agreement, dated as of November 1, 2000, between the Company
		and James R. Cato, as amended February 1, 2004.

*	10.21.1	Benefits Program for Executive Vice Presidents and Senior Vice Presidents,
		dated March 1, 2005.

*	10.22.1	Benefits Program for Vice Presidents, dated March 1, 2005.

	10.23.1 (10)	Term Sheet for Michael L. Barna, effective as of April 11, 2005.

	10.24.1 (11)	Term Sheet for Gordon L. Hutchinson, effective as of May 2, 2005.

*	10.25.1	Board of Directors Compensation.

	10.26.1 (2)	Atlas Air, Inc. Profit Sharing Plan.

	10.26.2	Amendments to Atlas Air, Inc. Profit Sharing Plan.

	10.27.1 (8)	Atlas Air Worldwide Holdings, Inc. 2004 Long Term Incentive and Share
		Award Plan.

	10.27.2 (8)	Form of Restricted Share Agreement – Directors Version - 2004 Long Term
		Incentive and Share Award Plan.

Exhibit Number		Description

	10.27.3 (8)	Form of Restricted Share Agreement – Management Version – 2004 Long
		Term Incentive and Share Award Plan.

	10.27.4 (9)	Form of Stock Option Agreement – Employee Version – 2004 Long Term
		Incentive and Share Award Plan.

*	10.28.1	Atlas Air Worldwide Holdings, Inc. 2004 Employee Stock Option Plan.

	10.29.1 (14)	Atlas Air Worldwide Holdings, Inc. 2005 Annual Incentive Plan for Senior
		Executives

	14.1.1 (12)	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief
		Executive Officer, Senior Financial Officers and members of the Board of
		Directors.

*	21.1.1	Subsidiaries List.

*	24.1	Powers of Attorney.

	31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief
		Executive Officer.

	31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief
		Financial Officer.

*	32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes
		Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-4 (No. 333-36268).

(2)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-1 (No. 333-90304).

(3)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-25732).

(4)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-3 (No. 333-71833).

(5)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-25732).

(6)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 16, 2001 (File No. 0-25732).

(7)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 26, 2004. (File No. 001-16545).

(8)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated December 28, 2004 (File 001-16545).

(9)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 0-25732).

(10)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 31, 2005 (File No. 001-16545).

(11)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated April 22, 2005. (File No. 001-16545).

(12)	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated June 23, 2005 (File No. 001-16545).

(13)	Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated July 27, 2005 (File No. 001-16545).

(14)	Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement dated August 22, 2005 (File No. 001-16545).

*	Previously filed with the Securities and Exchange Commission on June 30, 2005 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.