Form 10-Q
period 2005-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2006-04-13
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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
______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [    ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [    ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [    ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS: As of March 1, 2006, there were 19,884,991 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE

     We did not timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. On August 17, 2005, we filed a Current Report on Form 8-K (the “Form 8-K”) containing, in Exhibit 99.2 furnished thereto, certain financial and other information relating to such quarter, consisting of unaudited Condensed Consolidated Financial Statements (”Financial Statements”), Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and Controls and Procedures, all as required by Part I, Items 1-4, of Form 10-Q. As noted, the Financial Statements contained in such Form 8-K filing were not reviewed by our independent registered public accounting firm. Also on August 17, 2005, we issued a press release relating to the information provided in the Form 8-K. This Quarterly Report on Form 10-Q contains the information provided in the Form 8-K, the remainder of the items required by Form 10-Q, and certain additional or updated information relating to various developments that have occurred since the period covered by this report. The information reported herein is as of March 31, 2005 unless otherwise noted.

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations for the Three Months	1
	Ended March 31, 2005 (Successor) and 2004 (Predecessor) (unaudited)

	Condensed Consolidated Balance Sheets at March 31, 2005 (unaudited) and	2
	December 31, 2004 (Successor)

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended	3
	March 31, 2005 (Successor) and 2004 (Predecessor) (unaudited)

	Notes to the Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition	21
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 6.	Exhibits	34

	Signatures	35

	Exhibit Index	36

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Successor	Predecessor

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2005	March 31, 2004

Operating Revenues	$346,946	$297,454

Operating Expenses
Aircraft fuel	79,607	69,836
Salaries, wages and benefits	56,352	52,865
Maintenance, materials and repairs	64,019	52,878
Aircraft rent	36,859	37,655
Ground handling	18,158	22,581
Landing fees and other rent	18,387	22,077
Depreciation and amortization	13,004	14,266
Travel	14,799	12,146
Pre-petition and post-emergence costs and
related professional fees	1,641	9,439
Other	23,638	25,573

Total operating expenses	326,464	319,316

Operating income (loss)	20,482	(21,862)

Non-operating Expenses (Income)
Interest income	(818)	(190)
Interest expense (excluding post-petition contractual interest
of $7,119 for the three months ended March 31, 2004)	17,822	23,568
Other, net	1,958	32
Reorganization items, net	-	12,191

Total non-operating expenses	18,962	35,601

Income (loss) before income tax expense	1,520	(57,463)

Income tax expense	845	1,117

Net income (loss)	$675	$(58,580)

Income (loss) per share:
Basic	$0.03	$(1.53)

Diluted	$0.03	$(1.53)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
	Successor

	March 31,	December 31,
	2005	2004

Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$163,626	$133,917
Restricted funds held in trust	17,327	20,889
Accounts receivable, net of allowance of $8,766
and $11,252, respectively	120,541	141,012
Prepaid maintenance	61,459	71,363
Deferred taxes	11,339	11,339
Prepaid expenses and other current assets	21,749	16,703

Total current assets	396,041	395,223
Other Assets
Property and equipment, net	603,137	609,754
Deposits and other assets	33,024	33,779
Intangible assets, net	100,663	103,440

Total Assets	$1,132,865	$1,142,196

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$22,721	$18,024
Accrued liabilities	157,410	169,024
Current portion of long-term debt and capital leases	38,411	36,084

Total current liabilities	218,542	223,132

Other Liabilities
Long-term debt and capital leases	592,791	602,985
Deferred tax liability	28,860	28,258
Other liabilities	13,046	9,859

Total other liabilities	634,697	641,102

Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized;
no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized;
3,625,934 and 3,607,934 shares issued and outstanding
At March 31, 2005 and December 31, 2004, respectively	36	36
Additional paid-in-capital	48,851	48,337
Common stock to be issued to creditors (Note 3)	216,069	216,069
Deferred compensation	(8,715)	(9,190)
Retained earnings	23,385	22,710

Total stockholders’ equity	279,626	277,962

Total Liabilities and Stockholders’ Equity	$1,132,865	$1,142,196

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	Successor	Predecessor

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2005	March 31, 2004

Cash Flow from Operating Activities:
Net income (loss)	$675	$(58,580)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	13,004	14,266
Accretion of debt discount	3,682	-
Amortization of operating lease discount	459	-
Reorganization items, net	-	5,899
Release of allowance for doubtful accounts	(2,247)	(1,241)
Amortization of debt issuance cost and lease financing deferred gains	79	(24)
Recognition of compensation from restricted stock	989	-
Changes in certain operating assets and liabilities	28,734	73,305
Accrued liabilities related to reorganization items	-	6,292

Net cash provided by operating activities	45,375	39,917

Cash Flows from Investing Activities:
Capital expenditures	(7,679)	(2,830)
Decrease in restricted funds held in trust	3,562	-

Net cash used by investing activities	(4,117)	(2,830)

Cash Flows from Financing Activities:
Proceeds from loan	10,000	18,000
Loan fees	-	(2,510)
Payments on debt	(21,549)	(7,422)

Net cash provided (used) by financing activities	(11,549)	8,068

Net increase in cash and cash equivalents	29,709	45,155
Cash and cash equivalents at the beginning of period	133,917	93,297

Cash and cash equivalents at the end of period	$163,626	$138,452

Supplemental disclosure of cash flow information

Cash paid for reorganization items	$-	$6,292

Supplemental disclosure of non cash flow financing and investing information
Increase in debt and flight equipment	$-	$204,964

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.      Basis of Presentation

     The accompanying interim Condensed Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly present the financial position of Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) and its consolidated subsidiaries as of March 31, 2005, the results of operations for the three month periods ended March 31, 2005 and 2004 and cash flows for the three month periods ended March 31, 2005 and 2004. The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2004 included in the Annual Report on Form 10-K of Holdings that was filed with the SEC on June 30, 2005 (“2004 10-K”). The Company’s quarterly results have in the past been subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

     Except for per share data, all dollar amounts are in thousands unless otherwise noted.

     Holdings is the parent company of two principal operating subsidiaries, Atlas Air, Inc. (“Atlas”) and Polar Air Cargo, Inc. (“Polar”). Holdings, Atlas, Polar and Holdings’ other subsidiaries are referred to collectively as the “Company”. The Company provides air cargo and related services throughout the world, serving Asia, Australia, the Pacific Rim, Europe, South America and the United States through: (i) airport-to-airport scheduled air cargo service (“Scheduled Service”); (ii) contractual lease arrangements in which the Company provides the aircraft, crew, maintenance and insurance (“ACMI”), and (iii) seasonal, commercial, military and ad-hoc charter services (see Note 9). The Company operates only Boeing 747 freighter aircraft.

     The Predecessor (defined below) Financial Statements have been prepared in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). Expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as “Reorganization Items, Net,” for the three months ended March 31, 2004. Also, interest expense was recorded only to the extent that it was to be paid during the pending Chapter 11 Cases (as defined below) or where it was probable that it would be an allowed claim in the Chapter 11 Cases. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows. References to “Predecessor Company” or “Predecessor” refer to the Company through July 27, 2004 (the “Effective Date” as described below). References to “Successor Company” or “Successor” refer to the Company after the Effective Date, after giving effect to the cancellation of the common stock of the Predecessor (“Old Common Stock”) and the issuance of new securities (“Common Stock”) in accordance with the Plan of Reorganization (defined in Note 2) and the application of fresh-start accounting. As a result of the application of fresh-start accounting, the Successor Company’s Financial Statements are not presented on a comparable basis with the Predecessor Company’s Financial Statements.

2.      Bankruptcy

     On January 30, 2004 (the “Bankruptcy Petition Date”), Holdings, Atlas, Polar, Airline Acquisition Corp I (“Acquisition”) and Atlas Worldwide Aviation Logistics, Inc. (“Logistics,” and together with Holdings, Atlas, Polar and Acquisition, the “Debtors”), each filed voluntary bankruptcy petitions for relief under chapter 11 (“Chapter 11”) of title 11 of the United States Code, 11 U.S.C. §§ 101 et seq. (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). The Bankruptcy Court jointly administered these cases as “In re Atlas Air Worldwide Holdings, Inc., Atlas Air, Inc., Polar Air Cargo, Inc., Airline Acquisition Corp I, and Atlas Worldwide Aviation Logistics, Inc., Case No. 04-10792” (collectively, the “Chapter 11 Cases” or the “Chapter 11 Proceedings”).

     Throughout the Chapter 11 Proceedings, the Debtors operated their respective businesses and managed their respective properties and assets as debtors-in-possession (“DIPs”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and the orders of the Bankruptcy Court. The Bankruptcy Court entered an order confirming the Final Modified Second Amended Joint Plan of Reorganization of the Debtors dated July 14, 2004 (the “Plan of Reorganization”), and the Debtors emerged from bankruptcy on the Effective Date. The Financial Statements include data for all subsidiaries of Holdings, including those that did not participate in the Chapter 11 Cases.

     While in Chapter 11, the Debtors, as DIPs, were authorized to continue to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

     During the course of the Chapter 11 Proceedings, the Debtors generally were not permitted to make payments on debt deemed to be pre-petition debt. However, to the extent that the Debtors had reached agreements with certain lenders and lessors regarding specific aircraft governed by Section 1110 of the Bankruptcy Code with the approval of the Bankruptcy Court, the Debtors continued to make payments on their aircraft leases and debt financings. In addition, the Bankruptcy Court approved the payment of pre-petition obligations to certain foreign and critical vendors. Also during the Chapter 11 Cases, the Debtors rejected or abandoned ten aircraft (tail numbers N507MC, N518MC, N535MC, N24837, N354MC, N922FT, N923FT, N924FT, N858FT and N859FT) that were originally financed under secured notes or leases and that no longer formed part of the Company’s aircraft fleet plan. Subsequently, the Company purchased two of the ten rejected aircraft (tail numbers N858FT and N859FT).

     On February 10, 2004, the United States Trustee for the Southern District of Florida appointed two official committees of unsecured creditors (together, the “Creditors’ Committees”), one each for Atlas and Polar. The Creditors’ Committees and their respective legal representatives had a right to be heard on all matters that came before the Bankruptcy Court concerning the Debtors’ reorganization. Pursuant to a global settlement between the Creditors’ Committees and the Debtors (the “Global Settlement”), all litigation between the Creditors’ Committees was abated pending final documentation of the settlement terms and submission of a revised Disclosure Statement and Plan of Reorganization. By virtue of the Global Settlement, the Creditors’ Committees supported the confirmation of the Plan of Reorganization. On June 8, 2004, the Debtors’ Disclosure Statement was approved by the Bankruptcy Court, thereby allowing the Debtors to solicit votes to accept the Plan of Reorganization.

     As part of the Global Settlement and pursuant to the Plan of Reorganization, the holders of allowed unsecured claims against Polar will receive a 60.0% cash distribution. The cash settlement payments were funded by the Company with cash on hand, including proceeds of approximately $20.2 million derived from a subscription offering of Holdings Common Stock to unsecured creditors of Atlas completed in July 2004. Under the Global Settlement, the percentage of Holdings’ common stock initially anticipated to be allocated to unsecured creditors of Polar (the “Polar Creditors”) was offered for sale and sold to the unsecured creditors of Atlas with the proceeds placed in a trust for the benefit of the Polar Creditors. Unpaid amounts related to the Polar Creditors are shown on the accompanying balance sheet as “restricted funds held in trust” at March 31, 2005 and December 31, 2004. As of July 20, 2005, the Company had distributed approximately $24.6 million in cash payments under the Global Settlement and anticipates an additional distribution of up to $0.1 million. Based on the difference between the available cash balance in the trust and the estimated claims remaining, on July 20, 2005, the trust transferred $15.0 million back to the Company. The holders of allowed general unsecured claims against Holdings, Atlas, Acquisition and Logistics will receive, collectively, 17,202,666 shares of the New Common Stock, which, excluding the shares acquired pursuant to the subscription, were valued under the Plan of Reorganization at approximately $216.2 million (at the Plan of Reorganization value of $12.57 per share).

     The actual recovery percentage to be realized by holders of general unsecured claims against Atlas and Holdings under the Plan of Reorganization will depend upon the aggregate amount of general unsecured claims ultimately allowed against Holdings, Atlas, Acquisition and Logistics and the actual market value attributable to the stock received by each creditor (for a more detailed description of asserted claims against the Debtors’ bankruptcy estates, see Note 3 below).

     Pursuant to the Plan of Reorganization, the holders of outstanding equity of Holdings prior to the Effective Date do not receive distributions.

3.      Reorganization

     Since the Effective Date, the Company has devoted significant effort to reconcile claims to determine the validity, extent, priority and amount of asserted claims against the Debtors’ bankruptcy estates. To further this process, the Company has filed several objections to general unsecured claims and to cure claims, including the objection to the November 12, 2004 claims made by the Internal Revenue Service (the “IRS”), which is described below.

Total Claims

     As of December 31, 2005, the Company had reviewed over 3,050 scheduled and filed claims aggregating approximately $7.6 billion, with a maximum of $740.3 million of claims that could potentially be allowed. Approximately $662.4 million of claims have been allowed as of December 31, 2005, including $13.0 million of cure claims and $1.2 million of other secured and priority claims. Claims of $77.9 million remain unresolved, including $41.1 million of unresolved administrative, priority and general unsecured IRS claims discussed below; however, the amount of unresolved claims continues to be reduced by virtue of the ongoing claims reconciliation process.

Atlas General Unsecured Claims

     Pursuant to the Plan of Reorganization, as of December 31, 2005, the Company has made pro rata distributions of 16,136,716 of the 17,202,666 shares of Common Stock (see Equity Distribution discussion below) allocated to holders of allowed general unsecured claims against Holdings, Atlas, Acquisition and Logistics, based on the allowed claims through October 12, 2005. General unsecured claims of approximately $2.6 billion were filed against these entities. As of December 31, 2005, claims of $606.9 million have been allowed, claims of $40.0 million, including general unsecured IRS claims of $4.0 million, remain disputed and the balance of claims have been withdrawn or disallowed; however, the amount of unresolved claims continues to be reduced by virtue of the ongoing claims reconciliation process.

Polar General Unsecured Claims

     Pursuant to the Plan of Reorganization, the Company will pay cash equal to sixty cents on the dollar for allowed unsecured claims against Polar. General unsecured claims of approximately $408.4 million were filed against Polar. As of December 31, 2005, claims of $41.2 million have been allowed, claims of $0.1 million remain disputed and the balance of claims have been withdrawn or disallowed; however, the amount of unresolved claims continues to be reduced by virtue of the ongoing claims reconciliation process. The Company estimates the additional allowed general unsecured claims against Polar will ultimately be approximately $0.1 million.

Administrative Claims

IRS Claim

     As part of an ongoing audit and in conjunction with the claims process of the Chapter 11 Cases, the IRS has submitted amended proofs of claim with the Bankruptcy Court for alleged income tax, employee withholding tax, Federal Unemployment Tax Act (“FUTA”) and excise tax obligations, including penalties and interest. The IRS currently asserts claims against Atlas and Polar for employee withholding tax, FUTA tax and excise taxes of approximately $0.1 million as administrative claims, $37.0 million as priority unsecured claims and $4.0 million as general unsecured claims. On November 7, 2005, the Company filed its Second Supplement to First Objection to Claims of the IRS. The Company believes that the IRS’ claims are significantly overstated and intends to defend against them vigorously.

Equity Distribution

     On the Effective Date, as a result of the Debtors emergence from bankruptcy and in accordance with the

Plan of Reorganization, Holdings issued and distributed 740,000 shares of Common Stock to GE Capital Aviation Services, Inc. (“GECAS”) and 320,000 shares of Common Stock to certain bank lenders under loans made to Atlas Freighter Leasing III, Inc. (“AFL III”) (the “AFL III Credit Facility”) and Atlas (the “Aircraft Credit Facility”). Additionally, pursuant to the terms of the Plan of Reorganization, 1,737,334 shares of Common Stock were offered for subscription and sold to certain Atlas, Holdings, Acquisition and Logistics unsecured creditors. Common Stock will not be distributed to holders of Polar general unsecured claims, since each such holder will receive a fixed cash recovery equal to 60.0% of the amount of the individual allowed claim.

     Pursuant to the Plan of Reorganization, 17,202,666 shares of Common Stock are to be distributed to holders of allowed general unsecured claims of Atlas, Holdings, Acquisition and Logistics on a pro rata basis in the same proportion that each holder’s allowed claim bears to the total amount of all allowed claims. The exact number of shares to be received by each claimholder will depend upon the final total of allowed unsecured claims and other factors such as unclaimed distributions and fractional share interests.

     Distributions of shares of Common Stock to holders of various allowed senior note claims (relating to Atlas’ 10.75% Notes due 2005, 9.375% Notes due 2006, and 9.25% Notes due 2008) (the “Senior Notes”) have been made to the indenture trustee, who has transmitted the shares to the appropriate claimholders in accordance with the Plan of Reorganization and the Debtors’ respective indentures. Distributions to holders of other allowed general unsecured claims have been made directly to such claimholders in accordance with the Plan of Reorganization. Any such future distributions to such parties will follow the same process, in accordance with the Plan of Reorganization.

     In addition, on August 26, 2004, the Bankruptcy Court entered an order approving the issuance of 200,000 shares of Common Stock to DVB Bank AG (“DVB”) as part of a settlement regarding the restructuring of the lease of aircraft tail number N409MC. These shares were not part of the original 20,000,000 shares of Common Stock allocated to holders of allowed general unsecured claims in the Plan of Reorganization.

     Excluding Holdings’ long-term incentive plan, which includes (i) an incentive plan in which management and the members of Holdings’ board of directors (“Board of Directors”) participate and (ii) an employee stock option plan (collectively, the “2004 LTIP”), the allocation of Common Stock under the Plan of Reorganization is illustrated in the table below:

	Equity Ownership% under Plan of Reorganization	Shares Allocated under Plan of Reorganization	Shares Issued at December 31, 2005	Issued to Creditors at December 31, 2005

Party
ACF/AFL III	1.6%	320,000	320,000	-
GECAS	3.7%	740,000	740,000	-
General Unsecured Claims	86.0%	17,202,666	16,136,716	1,065,950
Shares sold under subscription	8.7%	1,737,334	1,737,334	-
Shares issued to DVB	-	-	200,000	-

	100%	20,000,000	19,134,050	1,065,950
Total

     Pursuant to the Plan of Reorganization, an aggregate of 2,772,559 shares of Common Stock have been reserved for equity-based awards. As of December 31, 2005, a total of 1,957,279 shares of Common Stock have been awarded to directors, management and employees under the 2004 LTIP, comprised of 658,600 shares of restricted stock and non-qualified stock options to purchase 1,298,679 shares.

     Remaining distributions of Common Stock to holders of general unsecured claims will take place on a periodic basis.

Reorganization Items, net

     In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items, net. The following reorganization items were incurred during the period January 31, 2004 through March 31, 2004:

Legal and professional fees	$6,292
Rejection of CF6-80 power-by-the-hour engine agreement	(59,552)
Claims related to rejection of owned and capital leased aircraft	36,666
Claims related to rejection of aircraft leases	28,833
Other	(48)

Total	$12,191

     Also in accordance with SOP 90-7, an interest expense of $7.1 million (with respect to approximately $437.5 million of Senior Notes) for the period January 31, 2004 through March 31, 2004 has not been recognized because such interest does not constitute an allowed claim and will not otherwise be paid.

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

Fresh-Start

     In conjunction with its emergence from bankruptcy, the Company applied the provisions of fresh-start accounting as of the Effective Date, at which time a new reporting entity was deemed to have been created.

     Fresh-start accounting requires that the Company revalue its assets and liabilities to estimated fair values at July 27, 2004 in a manner similar to purchase accounting.

     Significant reorganization adjustments in the balance sheet result primarily from:

(i)	a reduction in flight and ground equipment carrying values;

(ii)	a reduction in inventory carrying values;

(iii)	an adjustment for net present value of future lease payments;

(iv)	an adjustment to record intangibles related to ACMI contracts;

(v)	forgiveness of the Company’s pre-petition debt and the other liabilities; and

(vi)	issuance of Holdings’ Common Stock pursuant to the Plan of Reorganization.

     The fresh-start valuation adjustments were based upon the work of the Company and its financial consultants. These adjustments principally reflect the following increases (decreases):

Current assets	$(24,696)
Fixed assets	(267,394)
Prepaid maintenance	(9,126)
Lease contracts and intangible assets	78,213
Prepaid aircraft rent	(88,703)
Deferred credits and other liabilities	113,125
Long-term debt	24,983

$(173,598)

     As a result, reported historical Financial Statements of the Company for periods prior to the Effective Date are not comparable with those for periods after the Effective Date.

     The Company valued its aircraft and leases using appraisals which were obtained from independent third parties that referenced market conditions. The Company valued debt at fair market value based on available market quotes and/ or the trading prices of its debt instruments, or if these measurements were not available, then by comparison to traded debt instruments with similar interest rates and collateral.

     The enterprise value of the Company was calculated by valuation consultants retained by the Company using a weighted average of two principal methods: the discounted cash flow growth method and multiples of comparable public companies. The discounted cash flow growth method included a term of four years, a weighted average cost of capital of 16.0% to 17.0%, an average cost of debt of 7.8%, an average cost of leases of 7.7%, a range of growth rates of 2.0% to 4.0% and an assumed tax rate of 37.0% . For the multiple method, the valuation consultants used a multiple of actual and forecasted EBITDA (defined as “earnings before interest, taxes, depreciation and amortization”) for the fiscal years 2003, 2004 and 2005. The range of EBITDA multiples for the comparable companies used in the valuation are 5.8 to 6.8 for 2003, 5.3 to 6.3 for 2004 and 5.0 to 6.0 for 2005.

     Uncertainties and contingencies beyond the Company’s control that could affect the above assumptions include changes in interest rates used for debt and lease calculations, a change in the growth rates based on the cyclical nature of the industry and changes in geopolitical policies. Had the Company based its calculations on different assumptions, the fair values of the Company’s assets and liabilities could have been materially increased or decreased.

     For a full description of the Company’s adoption of fresh-start accounting, see Note 3 to the Company’s audited consolidated financial statements in the 2004 10-K.

Investments

     The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method.

     The March 31, 2005 and December 31, 2004 aggregate carrying value of the investment of $16.8 million and $17.5 million, respectively, is included within Deposits and other assets on the condensed consolidated balance sheet.

     These assets principally relate to the private company’s airline operating certificate and finite lived intangible assets related to existing customer contracts. Fair value of this investment was determined by an independent appraisal as part of fresh start accounting. The finite lived intangible asset is amortized on a straight-line basis over the three year estimated life of the contracts.

Concentration of Credit Risk and Significant Customers

     The United States Military Airlift Mobility Command (“AMC”) charters accounted for 25.6% and 17.9% for the three month periods ended March 31, 2005 and 2004, respectively, of the Company’s total revenues. Accounts receivable from the United States Military were $16.0 million and $17.3 million at March 31, 2005 and December 31, 2004, respectively.

Debt Issuance Costs

     Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method for amortization. Amortization of debt issuance costs was $0.1 million and $1.4 million for the three month periods ended March 31, 2005 and 2004, respectively, and is included as a component of interest expense on the condensed consolidated statements of operations.

Stock-Based Compensation

     Through December 31, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations (“APB 25”). The Company had adopted the disclosure only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”). Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123 and SFAS No. 148, pro forma net income (loss) and income (loss) per share for the three months ended March 31, 2005 and 2004 would be as follows:

	Successor	Predecessor

	2005	2004

Net income (loss), as reported	$675	$(58,580)
Add: restricted stock expense, net of tax	597	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(793)	(1,105)

Pro forma net income (loss)	$479	$(59,685)

Basic and diluted income (loss) per share:
As reported	$0.03	$(1.53)

Pro forma	$0.02	$(1.56)

     On the Effective Date, the Predecessor Company’s stock-based employee compensation plans were terminated, and all outstanding options and restricted stock awarded thereunder were cancelled.

Reclassifications

     Certain reclassifications have been made in the prior year’s consolidated financial statement amounts and related footnote disclosures to conform to the current year’s presentation.

Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the SEC decided to delay the implementation date to the beginning of the first fiscal year beginning after December 15, 2005. The Company has adopted SFAS 123R in the first quarter of 2006 using the modified prospective method, which requires that compensation expense be recorded over the vesting period of all unvested stock options and restricted stock awarded to date and at the beginning of the first quarter following adoption of SFAS 123R for any new grants. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

     The Company has evaluated the impact FAS 123R will have on its Financial Statements and based on its preliminary analysis expects to incur up to approximately $4.8 million of additional compensation expense over the vesting period of the unvested options, as a result of the adoption of this new accounting standard ($2.6 million of which is expected for 2006).

5.     Property and Equipment

     Property and equipment consisted of the following:
	Successor

	March 31,	December 31,
	2005	2004

Flight equipment	$607,118	$607,184
Ground equipment and buildings	14,920	13,541

Total	622,038	620,725
Less accumulated depreciation	(18,901)	(10,971)

Property, plant, and equipment, net	$603,137	$609,754

     One of the Company’s Boeing 747-200 aircraft (tail number N808MC) was damaged when it landed during poor winter weather conditions at Duesseldorf Airport on January 24, 2005. As a result of this incident, the airframe and two of its engines were damaged beyond economic repair. Atlas negotiated a $12.6 million cash-in-lieu-of-repair settlement with its insurance carriers and received the insurance proceeds on July 22, 2005. On May 31, 2005, Atlas paid $12.25 million to its secured lender in exchange for release of its lien on this aircraft. Since the settlement amount exceeded the net book value of the aircraft, the Company recorded a gain of $7.5 million on July 22, 2005 upon receipt of the insurance proceeds.

6.      Debt

The Company’s debt obligations, including capital leases, were as follows:

	Successor

	March 31,	December 31,
	2005	2004

Debt Obligations
Aircraft Credit Facility	$34,587	$35,024
AFL III Credit Facility	137,792	138,254
2000 Enhanced Equipment Trust Certificates	69,529	71,571
1999 Enhanced Equipment Trust Certificates	133,892	135,018
1998 Enhanced Equipment Trust Certificates	199,108	200,530
Capital Leases	35,159	36,717
Other Debt	21,135	21,955

Total debt and capital leases	631,202	639,069
Less current portion of debt and capital leases	(38,411)	(36,084)

Long-term debt and capital leases	$592,791	$602,985

     At March 31, 2005 and December 31, 2004, upon application of fresh-start accounting, the Company had $119.7 million and $123.4 million of unamortized discount related to the fair market value adjustments recorded against debt.

     In three separate transactions in 1998, 1999 and 2000, the Company issued pass-through certificates, also known as Enhanced Equipment Trust Certificates (“EETCs”), for the purpose of financing the acquisition of 12 Boeing 747-400 aircraft. For further discussion of the EETCs, see the subsection of Note 10 to the Company’s audited consolidated financial statements, entitled, “Overview of EETC Transactions,” included in the Company’s 2004 10-K. In particular, however, the restructuring during the Chapter 11 Proceedings resulted in the Company acquiring four B747-400 aircraft previously held under operating leases.

     See Note 10 to the Company’s audited consolidated financial statements included in the Company’s 2004 10-K for a description of the Company’s debt obligations and amendments thereto during the bankruptcy proceedings.

Revolving Credit Facility

     On November 30, 2004, Holdings and certain of its subsidiaries entered into a revolving credit facility providing the borrowers with revolving loans of up to $60 million, including up to $10 million of letter of credit accommodations (the “Revolving Credit Facility”). Availability under the Revolving Credit Facility is based on a borrowing base, which is calculated as a percentage of certain eligible accounts receivable. The Revolving Credit Facility has an initial four-year term after which the parties can agree to enter into additional one-year renewal periods.

     The Revolving Credit Facility contains usual and customary covenants for transactions of this kind. At March 31, 2005, the Company had no borrowings outstanding under the Revolving Credit Facility, $18.1 million was available for borrowing thereunder, and a $0.4 million of letters of credit had been issued.

7.      Related Party Transactions

     The Company was party to two separate consulting agreements with Joseph J. Steuert, a former Director of the Company. Pursuant to such consultancy agreements, the director agreed to provide the Company with consultancy services in connection with the restructuring of its financial obligations. The Company incurred consulting fees and expenses to this director of $0.8 million for the three month period ended March 31, 2004. The agreement was rejected in bankruptcy and the Company is no longer subject to the agreement or the agreement’s automatic renewal.

     Another former director of the Company, Stephen A. Greene, is a partner in a law firm, Cahill, Gordon & Reindel LLP, that acted as outside counsel to the Company. The Company paid legal fees and expenses to this law firm of $0.5 million and $1.2 million for the three month periods ended March 31, 2005 and 2004, respectively.

     Effective July 27, 2004, the Company elected a new Board of Directors. The new Board includes James S. Gilmore III, a non-employee director of the Company, who is a partner at the law firm of Kelley Drye & Warren LLP, outside counsel to the Company, and Robert F. Agnew, also a non-employee director of the Company, who is an executive officer of Morten Beyer & Agnew, a consulting firm with which the Company transacts business. The Company paid legal fees to the firm of Kelley Drye & Warren LLP of $1.3 million for the three months ended March 31, 2005. No fees and expenses were paid to Morten Beyer & Agnew for the three months ended March 31, 2005. At March 31, 2005 and December 31, 2004, the Company had a payable balance to Kelley, Drye & Warren LLP of $0.5 million and $1.0 million, respectively, which is included in accrued liabilities on the condensed consolidated balance sheet. Neither Mr. Gilmore nor Mr. Agnew served on the Audit Committee or the Compensation Committee of the Board of Directors as of December 31, 2005.

     Atlas dry leases three owned aircraft to a company in which the Company owns a minority investment as of March 31, 2005. The investment is accounted for under the equity method. The leases have terms that mature at various dates through July 2007 and contain options for renewal by the lessee. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for the three aircraft was $11.1 million and $10.8 million for the three month periods ended March 31, 2005 and 2004, respectively.

8.      Income Taxes

     The Company’s effective tax rate for the quarter ended March 31, 2005 differs from the U.S. statutory rate due to nondeductible professional fees related to the reorganization and the effect of incremental tax reserves. The Company’s effective tax rate for the quarter ended March 31, 2004 differs from the U.S. statutory rate due to losses for which no net tax benefit was provided and the effect of incremental tax reserves.

9.      Segment Reporting

     The Company has four reportable segments: Scheduled Service, ACMI, AMC Charter and Commercial Charter. All reportable segments are engaged in the business of transporting air cargo but have different operating and economic characteristics which are separately reviewed by the Company’s management. The Company evaluates performance and allocates resources to its segments based upon pre-tax income (loss), excluding pre-petition and post-emergence costs and related professional fees, unallocated corporate and other and reorganization items (“Fully Allocated Contribution” or “FAC”). Management views FAC as the best measure to analyze profitability and contribution to net income or loss of the Company’s individual segments. Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type.

     The Scheduled Service segment provides airport-to-airport scheduled airfreight and available on-forwarding services provided primarily to freight forwarding customers. In transporting cargo in this way, the Company carries all of the commercial revenue risk (yields and cargo loads) and bears all of the direct costs of operation, including fuel. Distribution costs include direct sales costs through the Company’s own sales force and through commissions paid to general sales agents. Commission rates typically range between 2.5% and 5% of commissionable revenue sold. Scheduled Service is highly seasonal, with peak demand coinciding with the retail holiday season, which traditionally begins in September and lasts through mid December.

     The ACMI segment provides aircraft, crew, maintenance and insurance services whereby customers receive the use of an aircraft and crew in exchange for, in most cases, a guaranteed monthly level of operation at a predetermined rate for defined periods of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel.

     The AMC Charter segment provides full-planeload charter flights to the U.S. Military through the AMC. The AMC Charter business is similar to the Commercial Charter business (described below) in that the Company is responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel used during AMC flights is fixed by the military. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September. The Company receives reimbursement from the AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed price; if the price of fuel paid by the Company is less than the fixed price, then the Company pays the difference to the AMC. The AMC buys capacity on a fixed basis annually and on an ad-hoc basis continuously. The Company competes for this business through a teaming arrangement devised for the allocation of AMC flying among competing carriers. At September 30, 2005, there were two groups of carriers (or teams) and several independent carriers that are not part of either team that compete for the business. The Company is a member of a team led by FedEx Corporation (“FedEx”). The Company pays a commission to the FedEx team based upon the revenues the Company receives under such contracts. As of October 1, 2005, several members from the two teams split off to form a third team that is currently participating in the Civil Reserve Air Fleet Program (“CRAF Program”). The addition of the third team did not have a material impact on the allocation of the fixed basis awards the Company received in the October 2005 bid process. The formation of additional competing teaming arrangements, an increase by other air carriers in their commitment of aircraft to the CRAF Program, or the withdrawal of any of the current team members, could adversely affect the amount of AMC business awarded to the Company in the future.

     The Commercial Charter segment provides full-planeload airfreight capacity on one or multiple flights to freight forwarders, airlines and other air cargo customers. Charters typically are contracted in advance of the flight, and as with Scheduled Service, the Company bears the direct operating costs (except as otherwise defined in the charter contracts).

     All other revenue includes dry lease income and other incidental revenue not allocated to any of the four segments described above.

     Effective for 2005, the Company made changes to the way the Company determines FAC. The changes principally relate to the methodology used to allocate aircraft cost and related maintenance to segments. The Company has reclassified certain prior-period amounts to conform to the current period's presentation. The following table sets forth revenues, FAC for the Company’s four reportable business segments reconciled to operating income (loss) and income (loss) before income taxes as required by SFAS No. 131 Disclosure about Segments of an Enterprise and Related Information for the three months ended March 31, 2005 and 2004:

	Successor	Predecessor

	2005	2004

Revenues:
Scheduled Service	$121,144	$145,068
ACMI	109,537	83,230
AMC Charter	88,916	53,113
Commercial Charter	15,537	5,598
All other	11,812	10,445

Total operating revenues	$346,946	$297,454

	Successor	Predecessor

	2005	2004

FAC:
Scheduled Service	$(6,928)	$(23,823)
ACMI	(4,778)	(6,042)
AMC Charter	12,886	(748)
Commercial Charter	(839)	(2,929)
Total FAC	341	(33,542)

Add back:
Unallocated corporate and other	2,820	(2,291)
Pre-petition and post-emergence
costs and related professional fees	(1,641)	(9,439)
Interest income	(818)	(190)
Interest expense	17,822	23,568
Other, net	1,958	32
Operating income (loss)	20,482	(21,862)

Interest income	(818)	(190)
Interest expense	17,822	23,568
Other, net	1,958	32
Reorganization items, net	-	12,191
Income (loss) before income tax expense	$1,520	$(57,463)

10.      Commitments and Contingencies

Aircraft Conversions

     On May 12, 2005, the Company entered into a slot conversion agreement with Israel Aircraft Industries Ltd. and PSF Conversions LLP pursuant to which the Company has the option to convert four Boeing 747-400 passenger aircraft to Boeing 747 special freighter (“747SF”) configuration during the period from late-2007 to mid-2009. The agreement also includes an option covering the modification of up to six additional Boeing 747-400 passenger aircraft to 747SF aircraft during the period from 2009 to 2011. The Company has not yet committed to acquire the related aircraft. At March 31, 2005, the Company had a balance of $1.0 million of capitalized option costs, which are included in Property and equipment in the consolidated balance sheets.

Labor

     The Air Line Pilots Association ("ALPA") represents all of the Company's U.S. pilots at both Atlas and Polar. Collectively, these employees represent approximately 49% of the Company's workforce as of March 31, 2005. Polar's collective bargaining agreement with ALPA became amendable in May 2003 and the Atlas collective bargaining agreement became amendable in February 2006.

     Negotiations with ALPA to amend the Polar agreement began in February 2003. Since July 2003, the parties' negotiations were under the direction of the National Mediation Board (the "NMB"). On August 16, 2005, and at the request of ALPA, the parties were released into a thirty-day cooling off period that must occur before either party can implement economic self-help. When no agreement was reached during this cooling off period, ALPA elected to exercise its right to economic self-help and called a strike on September 16, 2005. On October 2, 2005, the parties entered into a tentative agreement to settle the strike, which was ratified and became effective October 5, 2005. This agreement is for a term of eighteen months beginning October 5, 2005. The agreement also provides for a 10.5% base wage increase retroactive to June 1, 2005 and an increase in the Company’s matching component of the Polar crewmember 401k plan to 50% of the crewmembers contribution, with the maximum contribution eligible for Company match capped at 10% of the crewmember's earnings, effective January 1, 2006. In the third quarter of 2005, the Company accrued $1.7 million due to the retroactive provisions of this agreement.

     On August 30, 2005, a lawsuit was filed in the United States District Court for the Eastern District of New York by ALPA against Holdings, Atlas and Polar. ALPA alleged that Holdings, Atlas and Polar violated various provisions of the Railway Labor Act. Following the successful negotiation and ratification of the new labor agreement with ALPA, described above, the complaint was withdrawn, and the matter was dismissed.

Legal Proceedings

Department of Justice Investigation and Related Litigation

     The Department of Justice (the “DOJ”) has initiated an investigation into the pricing practices of a number of cargo carriers, including Polar (the “DOJ Investigation”). In connection with the DOJ Investigation, Polar was served with a search warrant at its Long Beach, California office on February 14, 2006, pursuant to which government agents obtained certain files and interviewed a number of office staff members. Polar also received a subpoena for records dated February 14, 2006 requesting discovery of additional relevant documents. The Company is fully cooperating with the DOJ in its investigation. Other than the subpoena, there has been no complaint or demand of the Company by the DOJ in regard to the matters that are the subject of the DOJ Investigation.

     As a result of the DOJ Investigation, AAWW, Polar and a number of other cargo carriers have been named co-defendants in approximately 20 class action suits filed in multiple jurisdictions of the U.S. Federal District Court. The complaints, universally alleged, among other things, that the defendants, including AAWW and Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges. They seek treble damages and injunctive relief.

     Polar has also received notification from Swiss authorities that they have opened an investigation into the freight pricing practices of several carriers, including Polar, on routes between Switzerland and the United States. While there has been no specific complaint or demand by the Swiss authorities of Polar in respect of the matters that are the subject of the Swiss investigation, based on the notice, Polar anticipates that it may be called upon to provide information to the Swiss authorities at some future time.

Stockholder Derivative Actions

     On October 25, 2002 and November 12, 2002, stockholders of Holdings filed two separate derivative actions on behalf of Holdings against various former officers and former members of the Holdings’ Board of Directors in the Supreme Court of New York, Westchester County. Both derivative actions charged that members of the Board of Directors violated: (1) their fiduciary duties of loyalty and good faith, (2) generally accepted accounting principles and (3) the Company’s Audit Committee Charter by failing to implement and maintain an adequate internal accounting control system. Furthermore, the actions alleged that a certain named former director breached her fiduciary duties of loyalty and good faith by using material non-public information to sell shares of the Company’s Old Common Stock at artificially inflated prices. The complaints sought unspecified compensatory damages and other relief against the individual defendants. On February 3, 2004, Holdings provided notice of its January 30, 2004 bankruptcy filing to the court hearing the consolidated action. Because these derivative actions are property of the Company’s estate at the time of filing bankruptcy, all proceedings were stayed during the bankruptcy case. Under the Plan of Reorganization, Holdings became the holder of these claims and will decide whether to pursue some or all of the derivative claims against former officers and directors.

Securities Class Action Complaints

     Seven putative class action complaints have been filed against Holdings and several of its former officers and former directors in the United States District Court for the Southern District of New York. The seven class actions were filed on behalf of purchasers of the Company’s publicly traded Old Common Stock during the period April 18, 2000 through October 15, 2002. These class actions alleged, among other things, that during the time period asserted, Holdings and the individual defendants knowingly issued materially false and misleading statements to the market in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The class actions included claims under the Securities Act of 1933 (the “Securities Act”) on behalf of purchasers of Old Common Stock issued by Holdings in a September 2000 secondary public offering pursuant to, or traceable to, a prospectus supplement dated September 14, 2000 and filed with the SEC on September 18, 2000 (the “September Secondary Offering”). The complaints sought unspecified compensatory damages and other relief. On May 19, 2003, these seven class actions were consolidated into one proceeding. A lead plaintiff and a lead counsel were appointed by that court.

     Plaintiffs filed a single consolidated amended class action complaint in August 2003. Before any response thereto was made by any defendant, plaintiffs filed a second consolidated amended class action complaint in October 2003. The second consolidated amended class action complaint in October 2003 supersedes and replaces all prior complaints and alleges: (i) violation of Sections 10(b) and 20(a) of the Exchange Act against Holdings and six of its current or former officers or directors on behalf of all persons who purchased or otherwise acquired the Old Common Stock of Holdings between April 18, 2000 and October 15, 2002, inclusive and (ii) violation of Sections 11 and 15 of the Securities Act against Holdings, four of its former officers or directors and Morgan Stanley Dean Witter on behalf of all persons who purchased or otherwise acquired Atlas Old Common Stock issued in the September Secondary Offering. Each defendant moved to dismiss the second consolidated amended class action complaint on or about December 17, 2003. On February 3, 2004, Holdings notified the court hearing the consolidated action of the Company’s January 30, 2004 bankruptcy filing staying the litigation against Holdings.

     The parties have engaged in several mediation sessions and continue to engage in settlement discussions. Since confirmation of the Plan of Reorganization, the Bankruptcy Court has entered an order subordinating claims arising from these class action proceedings to general unsecured claims. The Plan of Reorganization provides that subordinated claims receive no distribution; therefore the Company has no liability for these claims.

SEC Investigation

     On October 17, 2002, the SEC commenced an investigation arising out of the Company’s October 16, 2002 announcement that it would restate its 2000 and 2001 financial statements. In October 2002, the Board of Directors appointed a special committee which in turn retained the law firm of Skadden, Arps, Slate, Meagher & Flom, LLP for the purpose of performing an internal review concerning the restatement issues and assisting Holdings in its cooperation with the SEC investigation. A Formal Order of Investigation was subsequently issued authorizing the SEC to take evidence in connection with its investigation. The SEC has served several subpoenas on Holdings that require the production of documents and witness testimony, and the Company has been fully cooperating with the SEC throughout the investigation.

     On October 28, 2004, the SEC issued a Wells Notice to Holdings indicating that the SEC staff is considering recommending to the SEC that it bring a civil action against Holdings alleging that it violated certain financial reporting provisions of the federal securities laws from 1999 to 2002. In addition, the SEC has filed one or more proofs of claim in the Chapter 11 Cases. Any financial recovery on these claims will be in the form of stock distributions to unsecured creditors. Holdings is currently engaging in discussions with the SEC regarding the possible resolution of this matter and will continue to cooperate fully with the SEC in respect of its investigation.

Action Against Genesis Insurance Company

     On July 22, 2004, the Company and certain former officers and directors commenced an adversary proceeding in the Bankruptcy Court against Genesis Insurance Company (“Genesis”), which was the Company’s directors’ and officers’ insurance carrier until October 2002. The complaint filed in that action addresses various coverage disputes between Genesis and the plaintiffs with respect to the SEC investigation and the class action stockholder litigation described above. While the case remains pending, the parties continue to have ongoing discussions in an attempt to settle this matter.

Southern Lawsuit

     On August 7, 2001, Atlas sued Southern Air, Inc. (“Southern”) and Hernan Galindo in Miami-Dade County Circuit Court seeking damages in excess of $13.0 million. Atlas’ original complaint alleged, among other things, that the defendants had engaged in unfair competition and conspiracy and committed tortious interference with Atlas’ contracts and/or business relationships with Aerofloral, Inc. Atlas subsequently filed a Second Amended Complaint joining additional defendants James K. Neff, Randall P. Fiorenza, Jay Holdings LLC and EFF Holdings LLC on the same legal theories asserted in the original complaint. On November 15, 2002, Southern filed a bankruptcy petition for relief under Chapter 11 of the Bankruptcy Code. Southern has since emerged from bankruptcy and has reorganized. Pursuant to an order entered in Southern’s bankruptcy case, Atlas may proceed with its claims against Southern as a setoff against any claims asserted by Southern against Atlas.

     The defendants moved to dismiss the Second Amended Complaint filed by Atlas. The Miami-Dade County Circuit Court subsequently denied the defendants’ motions to dismiss, and the defendants answered the Second Amended Complaint by denying any liability to Atlas. Southern also filed a counterclaim against Atlas and a Third Party Complaint against Holdings. The counterclaim and Third Party Complaint alleged, among other things, that Atlas and Holdings were alter egos of each other and committed various torts against Southern, including tortious interference with contract and with advantageous business relationships, unfair competition, conspiracy and other anti-competitive acts in violation of Florida law. The trial court granted Holdings’ motion to dismiss for lack of personal jurisdiction over Holdings and also granted Atlas’ motion to dismiss for failure to state a cause of action, both with leave to amend. Southern filed an Amended Counterclaim and Amended Third Party Complaint, to which both Atlas and Holdings again moved to dismiss. The Miami-Dade County Circuit Court again granted Atlas’ motion to dismiss for failure to state a cause of action and Holdings’ motion to dismiss for lack of personal jurisdiction, each with leave to amend.

     In February 2005, Atlas filed a Third Amended Complaint joining the law firm of Greenberg & Traurig, PA and three of its stockholders (collectively, the “GT Defendants”) as additional defendants. The claims include tortious interference, aiding and abetting tortious interference, conspiracy, fraud and other related claims. The GT Defendants and the other defendants have moved to dismiss Atlas’ Third Amended Complaint. Recently, the Miami-Dade County Circuit Court denied the motions to dismiss filed by the defendants other than the GT Defendants and ordered these defendants to answer the Third Amended Complaint. Such defendants answered and asserted with defenses accordingly. The Company is awaiting the GT Defendants’ answer. Recently, the defendants other than the GT Defendants filed a motion for judgment on the pleadings with respect to the Third Amended Complaint. That motion will be set for hearing in due course.

     Southern also filed a Second Amended Counterclaim and Second Amended Third Party Complaint against Atlas and Holdings, respectively, and other additional parties, Air Global International, LLC (“AGI”) and Frank Visconti, alleging various anti-trust claims asserting monopoly and price fixing. Atlas and Holdings both moved to dismiss for failure to state a cause of action and Holdings moved to dismiss for lack of personal jurisdiction. AGI and Visconti also filed motions to dismiss for failure to state a cause of action. These motions are pending..

Trademark Matters

     To complement its existing Benelux trademark registration and obtain broader geographic protection, Atlas, in late 2003, filed an application to register its name and logo with the European Union (the “EU”). The application was opposed in early 2005 by Atlas Transport GmbH, a German-based surface transportation company that had an EU trademark registration dating back to 1997. In addition to filing an objection to the Company’s application, Atlas Transport GmbH advised the Company that it might seek a preliminary injunction against the Company’s continued use of the Atlas name in the EU, but it has yet to do so. The Company has filed a protective letter with the German courts, asserting its prior and continuing use of the Atlas name on flights to and from Germany. No injunction has been sought, but Atlas Transport continues to pursue its objection to the Company’s trademark application. On August 22, 2005, Atlas Transport filed a written statement asserting confusion between the “Atlas” mark and its own EU trademark registration. The Company’s position is that if confusion in fact existed, the Atlas Transport registration should be cancelled because the Company had prior rights to the “Atlas” mark under the business designation laws of various EU Member States and its own Benelux registration.

     In December 2005, Atlas filed a motion with the EU Trademark Division seeking cancellation of the Atlas Transport trademark registration on the grounds that Atlas had prior rights. Atlas also sought a stay of proceedings involving the Atlas trademark application pending a ruling on the motion to cancel the Atlas Transport registration. The EU Trademark Division recently granted the Atlas’ motion for a stay.

Bankruptcy Proofs of Claim

     In addition to the proofs of claim filed by the IRS as described below, incident to administering the Company’s bankruptcy estates, the Company is currently reconciling the proofs of claim filed in the bankruptcy. As part of this reconciliation process, the Company has objected to a multitude of claims, which may result in litigation between the Company and the various claimants that will be resolved by the Bankruptcy Court. Except for the IRS claims described below, the Company does not believe that any one of these claims, if resolved against the Company, will have a material adverse effect on the Company’s financial condition or results of operations.

IRS Claim

     As part of an ongoing audit and in conjunction with the claims process of the Chapter 11 Cases, the IRS has submitted amended proofs of claim with the Bankruptcy Court for alleged income tax, employee withholding tax, FUTA and excise tax obligations, including penalties and interest. The IRS currently asserts claims against Atlas and Polar for employee withholding tax, FUTA tax and excise taxes of approximately $0.1 million as administrative claims, $37.0 million as priority unsecured claims and $4.0 million as general unsecured claims. On November 7, 2005, the Company filed its Second Supplement to First Objection to Claims of the IRS. The Company believes that the IRS’ claims are significantly overstated and intends to defend against them vigorously.

Other Matters

     The Company has certain other contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes that the ultimate disposition of these contingencies, with the exception of those noted above, is not expected to materially affect the Company’s financial condition, results of operations and liquidity.

11.      Stock-Based Compensation Plans

Successor

     Pursuant to the Plan of Reorganization, the Company made a second award of stock options and restricted stock to its employees in March 2005, in which an additional 407,000 stock options were granted and 18,000 restricted shares of stock were awarded. The first award was made immediately following the Effective Date (see Note 3).

12.      Income (Loss) Per Share and Number of Common Shares Outstanding

     Basic income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period. Diluted income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common securities consist of 1.8 million stock options outstanding, for the three month period ended March 31, 2004. The impact of these options would be anti-dilutive in 2004 due to either losses incurred during the period or out-of-the-money options and is not included in the diluted loss per share calculation.

     The calculations of basic and diluted income (loss) per share for the three month period ended March 31, 2005 and 2004 are as follows:

	Successor	Predecessor

	2005	2004

Numerator:
Net income (loss)	$675	$(58,580)

Denominator for basic earnings per share	20,212	38,378
Effect of dilutive securities:
Stock options	210	- (a)
Restricted stock	218	-

Denominator for diluted earnings per share	20,640	38,378

Basic income (loss) per share:	$0.03	$(1.53)

Diluted income (loss) per share:	$0.03	$(1.53)

(a)   Antidilutive

13.      Subsequent Events

     During the year ended December 31, 2005, the Company repurchased Common Stock from several members of the Board of Directors and management, representing purchases of 1,375 and 65,194 shares at a price of $29.25 and $34.00 per share, respectively, and held the shares as treasury shares. The proceeds were to be used to pay the individual tax liabilities related to restricted shares that had previously vested. The issuance of such shares, along with the repurchase, was pursuant to the 2004 LTIP.

     On October 31, 2005, the Company amended the Revolving Credit Facility. This amendment removed the liens on aircraft N921FT, several spare engines at both Atlas and Polar and certain spare parts. Such amendment also lowered the Company’s minimum spare parts value requirement from $50 million to $30 million, lowered the credit line from $60 million to $50 million and lowered the borrowing limits on eligible foreign receivables.

     On November 10, 2005, in two separate transactions, the Company sold one of its Boeing 747-100 airframes (tail number N859FT) and one of its 747-200 airframes (tail number N808MC) for parts and salvage at a combined price of $0.3 million. These airframes were not part of the operating fleet at March 31, 2005 (see also Note 5).

     On November 17, 2005, Holdings and Atlas entered into a Third Amendment (the “ACF Amendments”) to the Fifth Amended and Restated Credit Agreement dated as of July 27, 2004 (the “ACF Credit Agreement”) by and among Holdings, Atlas, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent for the lenders party thereto, and the collateral documents in the ACF Credit Agreement. AFL III entered into a Consent and Third Amendment (the “AFL III Amendments”) to the Amended and Restated Credit Agreement dated as of July 27, 2004 (the “AFL III Credit Agreement”) by and among AFL III, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent for the lenders party thereto.

     The ACF Amendments and the AFL III Amendments eased and removed several restrictive covenants, including, but not limited to, the following:

  extension of the required delivery date of the 2005 audited financial statement to June 29, 2006;

  removal of the debt incurrence, contingent obligation, lease incurrence, and capital expenditure covenants;

  increase in the allowed amount of investments and liens;

  easing of the restrictions on asset sales and mergers;

  expansion of the allowed lines of business and business mix to any aviation-related or any cargo- related businesses; and

  easing of the restrictions on junior payments.

     Certain corresponding provisions in the financing documents related to all twelve of Atlas’ Enhanced Equipment Trust Certificates were concurrently and similarly modified.

     On January 10, 2006, the Company made an additional distribution of shares, consisting of 7,493 shares of Common Stock to certain holders of allowed general unsecured claims against Holdings and certain of its subsidiaries.

     On January 29, 2006, the Company’s chief executive officer announced his retirement effective no later than six months from the date of his retirement agreement. Pursuant to his retirement agreement dated January 29, 2006, the Company will incur additional costs totaling $1.7 million in 2006. In addition to the restricted stock and stock options that were scheduled to vest on July 27, 2006, he will vest in 17,333 stock options which would otherwise not vest until January 23, 2007. All other unvested restricted stock and stock options are forfeited.

     On February 15, 2006, Polar entered in an agreement to sell aircraft tail number N921FT and one spare engine for $8.2 million which was classified as held for sale at December 31, 2005. The transaction closed on April 7, 2006 and the Company expects to record a gain on sale of approximately $2.7 million in the second quarter of 2006.

     On March 23, 2006, the Company’s board established the Nominating and Governance Committee, thereby terminating the standing Nominating Committee of the Board. In conjunction with these matters, the Audit and Governance Committee was renamed the Audit Committee, and all related corporate governance matters are now within the domain of the Nominating and Governance Committee.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our unaudited Financial Statements and notes thereto appearing in this report and our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004 included in our 2004 10-K.

     In this report, references to “we,” “our” and “us” are references to AAWW and its subsidiaries, as applicable.

Background and Bankruptcy

     On January 30, 2004, the Debtors each filed voluntary bankruptcy petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Bankruptcy Court jointly administered the Chapter 11 Cases. During the course of the Chapter 11 Proceedings, the Debtors operated their respective businesses and managed their respective properties and assets as DIPs under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. The Bankruptcy Court entered an order confirming the Plan of Reorganization on July 14, 2004 and the Debtors emerged from bankruptcy on July 27, 2004. The Financial Statements and other financial disclosure in this report include data for all of our subsidiaries, including those that did not file for relief under Chapter 11.

Certain Terms

     The following terms represent industry-related items and statistics specific to the airline and cargo industry sectors. They are used by management for statistical analysis purposes to better evaluate and measure operating levels, results, productivity and efficiency.

Glossary

ATM	Available Ton Miles, which represent the maximum available tons (capacity) per actual miles flown. It is calculated by multiplying the available capacity (tonnage) of the aircraft against the miles flown by the aircraft.

Block Hours	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

RATM	Revenue per Available Ton Mile, which represents the average revenue received per available ton mile flown. It is calculated by dividing operating revenues by ATMs.

Revenue Per
Block Hour	Calculated by dividing operating revenues by Block Hours.

RTM	Revenue Ton Mile, which is calculated by multiplying actual revenue tons carried against miles flown.

Load Factor	The average amount of weight flown per the maximum available capacity. It is calculated by dividing RTMs by ATMs.

Yield	The average amount a customer pays to fly one ton of cargo one mile. It is calculated by dividing operating revenues by RTMs.

A/B Checks	Low level maintenance checks performed on aircraft at an interval of approximately 400 to
1,100 flight hours.

C Checks	High level or “heavy” airframe maintenance checks which are more intensive in scope than an
A/B Check and are generally performed on a 15 to 24 month interval.

D Checks	High level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed on an interval of 5 to 10 years or 25,000 to 28,000 flight hours, whichever comes first.

Business Overview

     Our principal business is the airport-to-airport transportation of heavy freight cargo. We have four primary lines of business, each constituting its own reportable segment. These segments are (i) ACMI, (ii) Scheduled Service, (iii) AMC Charters for the U.S. Military and (iv) Commercial Charter. In addition, we occasionally dry lease aircraft to other airlines. We do not consider dry leasing to be a substantial component of our business.

     In our ACMI business, customers receive an aircraft which is crewed, maintained and insured by us in exchange for an agreed upon level of operation over a defined period of time. We are paid a defined hourly rate for the time the aircraft is operated or a minimum contractual rate when hourly activity falls below minimum guaranteed levels. All other direct operating expenses, such as aviation fuel, landing fees and ground handling costs, are the customer’s responsibility. Our ACMI contracts typically have terms ranging from several months to five years. We measure the performance of our ACMI business in terms of revenue per Block Hour and FAC. FAC is also used to analyze the profitability or contribution to net income (or loss) of our other business segments.

     Our Scheduled Service business is conducted principally through Polar, although pursuant to an alliance agreement between Atlas and Polar, Atlas may also provide Scheduled Service on behalf of Polar. We operate airport-to-airport specific routes on a specific schedule and customers pay to have their freight carried on that route and schedule. Our Scheduled Service all-cargo network serves four principal economic regions: North America, South America, Asia and Europe. We offer access to Japan through route and operating rights at Tokyo’s Narita Airport, and, as of December 2, 2004, we offer access to the People’s Republic of China through route and operating rights at Shanghai’s Pudong Airport. As of March 31, 2005, our Scheduled Service operation provides 18 daily departures to 16 cities in eight countries across four continents. Our Scheduled Service business is designed to provide:

  prime time arrivals and departures on key days of consolidation for freight forwarders and shippers; and

  connection or through-service between economic regions to achieve higher overall unit revenues.

     In our Scheduled Service business we bear all the direct costs of operation, including fuel, and we assume the commercial risk of both load and yield. We measure performance of our Scheduled Service business in terms of RATM and FAC.

     Our AMC Charter business continues to be a profitable but unpredictable line of business. AMC Charter revenues are driven by miles flown and the rate per flown mile. The AMC Charter rate is set by the AMC each October, based on an audit of all AMC carriers and an assumed fuel price. The AMC buys capacity on a fixed basis annually and on an ad hoc basis continuously. Block Hours are difficult to predict and are subject to certain minimum levels set by the AMC. We bear the direct operating costs of AMC flights, however, the price of fuel consumed in AMC operations is fixed at the annual agreed upon rate. We receive reimbursement from the AMC each month if the price of fuel we pay to vendors exceeds the fixed price and if the price of fuel we pay is less than the fixed price then we pay the difference to the AMC.

     Our Commercial Charter business provides full-planeload airfreight capacity on one or multiple flights to freight forwarders, airlines and other air cargo customers. The revenue associated with our Commercial Charter business is contracted in advance of the flight, and, as with Scheduled Service, we bear the direct operating costs (except as otherwise agreed in the charter contracts).

Our AMC and Commercial Charter businesses complement our ACMI and Scheduled Service businesses by:

  increasing aircraft utilization during slow seasons;

  positioning flights for Scheduled Service operations in directionally weak markets;

  enabling the performance of extra flights to respond to peak season Scheduled Service demand; and

  diversifying revenue streams.

     We measure performance of our AMC and Commercial Charter businesses in terms of revenue per Block Hour and FAC.

     The most significant trends that are evident when comparing our operations for the quarter ended March 31, 2005 to 2004 are:

  a reduction in Scheduled Service ATMs and RTMs as aircraft were reallocated to more profitable ACMI and AMC opportunities;

  improved performance in our ACMI business, due primarily to improvements in Revenue per Block Hour, increased Block Hour activity, a reduction in overhead costs per Block Hour and the elimination of non- operating or “parked” aircraft; and

  an increase in AMC Block Hour activity resulting from the continuing military activity in the Middle East.

     Overall, Block Hours increased 6.4% for the first quarter of 2005 compared with the same period in 2004. Specifically, Block Hours increased 30.4% for ACMI, decreased 34.7% for Scheduled Service, increased 37.3% for AMC Charters and increased 102.5% for Commercial Charters for the first quarter of 2005 compared with the same period in 2004.

Business Strategy and Outlook

     Our primary focus is to maintain a safe and efficient operation, sustain profitability and grow stockholder value. We are undertaking a number of strategic measures designed to achieve these objectives. These measures include the following:

  optimizing our Scheduled Service network so that this business segment can sustain profitability. The elimination of certain unprofitable markets and an increased presence in China are two factors that are expected to improve financial results;

  continuing our efforts to reduce our overhead and operating costs and to maximize productivity. Examples of these measures include: (i) reductions in crew travel costs and improvements in crew scheduling and efficiencies, (ii) rationalizing station overhead in connection with our ground operations and (iii) optimizing our maintenance program and our maintenance facilities to lower unit maintenance costs;

  improving the flexibility and efficiency of our operations by overhauling our procedures in several key facets of flight operations, ground operations and maintenance;

  selectively disposing of assets, which may include aging aircraft, and replacing them in the future with newer, more efficient aircraft;

  pursuing growth opportunities, including forming strategic alliances with synergistic carriers and offering customers new services and fleet types; and

  continuing our efforts to maximize our financial flexibility, which may include refinancing certain indebtedness and issuing new debt and/or equity securities.

     While we still face a number of significant challenges, a number of which are beyond our control, we believe that implementing these and other strategic measures will enable us to become the world’s most efficient, capable and diversified operators of long-haul freighter aircraft.

     We announced late last year that, with the assistance of an external consulting firm, we had devised a cost savings and revenue enhancement program that, if successfully implemented, could benefit our operating performance by more than $100 million over the next several years. We expect approximately one quarter to one third of such potential benefits associated with these opportunities to be derived from revenue enhancements. Our focus will include developing a better Scheduled Service revenue and capacity management capability. Costs savings are expected to be generated principally through improved procurement policies and procedures, especially with respect to outsourced maintenance, travel services for our crews, aircraft fuel and ground handling and trucking. Additionally, we are pursuing improved fuel efficiency measures, reducing overhead through process improvement, reducing labor costs through increased crew productivity and increasing maintenance efficiency through reduced downtime and extended maintenance intervals. We currently expect that the benefits of this program which could be realized over the next two years may be substantial.

     Our objectives for 2006 include; 1) transforming our operations into a more efficient and low cost operating platform, 2) continuing our fleet renewal and asset optimization efforts, and, 3) leveraging additional frequencies in China to drive profitability in the Scheduled Service segment.

     Our fleet renewal efforts are currently focused on phasing out the older aircraft in our fleet. The 747-200 ACMI market is generally less profitable and is also experiencing weaker market conditions than our 747-400 ACMI business. We intend to reduce our presence in the 747-200 ACMI market over time, and depending on market conditions, we may accelerate the retirement of older aircraft in 2006. Replacement aircraft will not be incorporated into our fleet until after 2006. Although not necessarily indicative of the balance of fiscal 2006, Block Hours operated in the ACMI segment declined during the first two months of 2006 compared with the same period in 2005, primarily due to declining 747-200 aircraft Block Hours.

     AMC flying is expected to continue to be a significant contributor to our 2006 business activity. Block Hours, however, are not expected to equal the level experienced in 2005.

     We expect improvement in the performance of our Scheduled Service segment in 2006 associated with three additional weekly frequencies awarded to Polar for services between the United States and China (bringing the total frequencies to 12), despite continuing high fuel prices. Aviation fuel is a significant operating cost in our Scheduled Service Business. During 2005, the average price per gallon for aviation fuel was 175 cents, an increase of 40.0% over the average price of 125 cents per gallon during 2004. We expect to recover only as much as 60% of the fuel price increase through a fuel surcharge.

Results of Operations

Three Months Ended March 31, 2005 and 2004

     The following discussion should be read in conjunction with our Financial Statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report.

     The discussion below provides comparative information on our historical consolidated results of operations. The information provided below with respect to aircraft rent, depreciation and interest expense for periods after July 27, 2004 were materially affected by several factors which did not affect such items for comparable periods during the first three months of 2004. In conjunction with our emergence from bankruptcy, we applied the provisions of fresh-start accounting effective as of July 27, 2004, at which time a new reporting entity was deemed to be created.

     Fresh-start accounting requires us to revalue our assets and liabilities to estimated fair values at July 27, 2004 in a manner similar to that of purchase accounting. Significant adjustments included a downward revaluation of our owned aircraft fleet and the recording of additional intangible assets (principally related to Atlas’ ACMI contracts). In addition, fair-value adjustments were recorded in respect to our debt and lease agreements.

Consolidated Results

     Scheduled Service revenue was $121.1 million for the first quarter of 2005, compared with $145.1 million for the first quarter of 2004, a decrease of $24.0 million, or 16.5%, primarily due to lower capacity and block hours, partially offset by higher yields and higher load factors. RTMs in the Scheduled Service segment were 336.7 million on a total capacity of 529.7 million ATMs in the first quarter of 2005, compared with RTMs of 489.7 million on a total capacity of 815.2 million ATMs in the first quarter of 2004. Block hours were 9,083 in the first quarter of 2005, compared with 13,910 for the first quarter of 2004, a decrease of 4,827, or 34.7% . Load factor was 63.6% with a yield of $0.360 in the first quarter of 2005, compared with a load factor of 60.1% and a yield of $0.296 in the first quarter of 2004. RATM in our Scheduled Service segment was $0.229 in the first quarter of 2005, compared with $0.178 in the first quarter of 2004, representing an increase of 28.5% .

     The significant decrease in Scheduled Service revenue is the result of our reallocation of aircraft to ACMI and AMC flying, which reduced ATM’s. The decrease, however, is partially offset by improved revenue performance on the remaining network, which led to the improvement in load factor and yield as a result of the network restructuring implemented in the fourth quarter of 2004. The restructuring removed unprofitable routes in India, Europe and the South Pacific and partially offset those reductions with more profitable routes in China. While we believe that both the 2005 and 2004 periods were affected by increases in fuel surcharges, we cannot quantify the increases due to system limitations.

     ACMI revenue was $109.5 million for the first quarter of 2005, compared with $83.2 million for the first quarter of 2004, an increase of $26.3 million, or 31.6%, primarily due to an increase in the number of ACMI contracts and a slight increase in our ACMI contract rates. ACMI block hours were 20,487 for the first quarter of 2005, compared with 15,712 for the first quarter of 2004, an increase of 4,775 Block Hours, or 30.4% . Revenue per block hour was $5,347 for the first quarter of 2005, compared with $5,297 for the first quarter of 2004, an increase of $50 per block hour, or 0.9% . Total aircraft under full-time ACMI contracts as of March 31, 2005 were ten 747-200 aircraft and nine 747-400 aircraft, compared with March 31, 2004, when we had eight 747-200 aircraft and six 747-400 aircraft under ACMI contracts.

     AMC charter revenue was $88.9 million for the first quarter of 2005, compared with $53.1 million for the first quarter of 2004, an increase of $35.8 million, or 67.4%, primarily due to a higher volume of AMC charter flights and an increase in our AMC charter rates. AMC charter block hours were 6,231 for the first quarter of 2005, compared with 4,537 for the first quarter of 2004, an increase of 1,694 Block Hours, or 37.3% . Revenue per block hour was $14,270 for the first quarter of 2005, compared with $11,707 for the first quarter of 2004, an increase of

$2,563 per block hour, or 21.9% . The increase in AMC charter activity was primarily the result of the U.S. Military’s continued involvement with the conflict in the Middle East. The increase in rate was primarily a function of an increase in the agreed upon rate for AMC fuel, which increased from 101 cents for the first quarter of 2004 to 140 cents for the first quarter of 2005.

     Commercial Charter revenue was $15.5 million for the first quarter of 2005, compared with $5.6 million for the first quarter of 2004, an increase of $9.9 million, or 176.8%, primarily as a result of both a higher volume of Commercial Charter flights and higher revenue per block hour. Commercial Charter block hours were 1,233 for the first quarter of 2005, compared with 609 for the first quarter of 2004, an increase of 624, or 102.5% . Revenue per block hour was $12,601 for the first quarter of 2005, compared with $9,192 for the first quarter of 2004, an increase of $3,409 per block hour, or 37.1% . The increase in Commercial Charter activity was primarily due to the increase in one way charter flights on the return leg of an AMC flight.

     Aircraft fuel expense was $79.6 million for the first quarter of 2005, compared with $69.8 million for the first quarter of 2004, an increase of $9.8 million, or 14.0%, as a result of an increase in fuel prices, partially offset by a decrease in flight volume and block hours for Scheduled Service. Average fuel price per gallon was approximately 146 cents for the first quarter of 2005, compared with approximately 113 cents for the first quarter of 2004, an increase of 33 cents, or 29.2%, partially offset by a 7.3 million gallon, or 11.8%, decrease in fuel consumption to 54.7 million gallons for the first quarter of 2005 from 62.0 million gallons during the first quarter of 2004. The decrease in our overall fuel consumption corresponds to the decrease of 4,827 Scheduled Service block hours offset by a 1,694 increase in AMC Block Hours and a 624 increase in Commercial Charter Block Hours.

     Salaries, wages and benefits were $56.4 million for the first quarter of 2005, compared with $52.9 million for the first quarter of 2004, an increase of $3.5 million, or 6.6%, primarily as a result of a $2.3 million increase in crew salary attributable to the 6.4% increase in overall Block Hours and the recognition of $1.0 million in compensation expense for the restricted stock awards granted after our emergence from bankruptcy.

     Maintenance materials and repairs were $64.0 million for the first quarter of 2005, compared with $52.9 million for the first quarter of 2004, an increase of $11.1 million, or 21.0% . The increase in maintenance expense was the result of an increase in engine overhaul expense offset by a decrease in expense for D checks. There were 19 engine overhauls in the first quarter of 2005 as opposed to eight events in the first quarter of 2004. There were three D checks on Boeing 747-400 aircraft and none on Boeing 747-200 aircraft in the first quarter of 2005 as opposed to one D check on Boeing 747-400 aircraft and two D checks on Boeing 747-200 aircraft during the first quarter of 2004.

     Ground handling and airport fees were $18.2 million for the first quarter of 2005, compared with $22.6 million for the first quarter of 2004, a decrease of $4.4 million, or 19.5% . The primary cause of the decrease was the result of reduced Scheduled Service flying, which is the primary consumer of such services.

     Travel was $14.8 million for the first quarter of 2005, compared with $12.1 million for the first quarter of 2004, an increase of $2.7 million, or 22.3% . The primary cause of the increase was the increase in total Block Hours, which results in higher travel costs, as well as increased fares and hotel rates.

     Pre-petition and post-emergence costs and related professional fees were $1.6 million in the first quarter of 2005 compared with $9.4 million in the first quarter of 2004, a decrease of $7.8 million, or 83.0% . The primary cause of the decrease was our emergence from bankruptcy on July 27, 2004. We incurred expenses of $1.6 million in the successor period related to the winding down of the bankruptcy proceedings. These expenses are recorded as incurred. Such expenses incurred during our bankruptcy are classified as reorganization items net, and were $6.3 million in addition to the $9.4 million recorded pre-petition.

     Other operating expenses were $23.6 million in the first quarter of 2005, compared with $25.6 million in the first quarter of 2004, a decrease of $2.0 million, or 7.8% . The decrease in other operating expenses was due primarily to a reduction in legal fees.

     Interest income was $0.8 million for the first quarter of 2005, compared with $0.2 million for the first quarter of 2004, an increase of $0.6 million, due primarily to general increases in interest rates and an increase in our available cash balances.

     Other, net was $2.0 million during the first quarter of 2005, due primarily to unrealized losses on the revaluation of foreign denominated receivables into U.S. dollars at March 31, 2005. The U.S. dollar had strengthened against most foreign currencies during the period.

Reorganization items, net were the following for the period from January 31, 2004 to March 31, 2004:

Legal and professional fees	$6,292
Rejection of CF6-80 power-by-the-hour engine agreement	(59,552)
Claims related to the rejection of owned and leased aircraft	65,499
Other	(48)

Total	$12,191

     The costs included in reorganization items, net reflect the cash and non-cash expenses recognized by us in connection with our reorganization and are separately reported as required by SOP 90-7. (For additional information, see Note 3 to our Financial Statements).

     Income taxes. Our effective tax rate for the quarter ended March 31, 2005 differs from the U.S. statutory rate due to nondeductible professional fees related to the reorganization and the effect of incremental tax reserves. Our effective tax rate for the quarter ended March 31, 2004 differs from the U.S. statutory rate due to losses for which no net tax benefit was provided and the effect of incremental tax reserves.

Segments

     As discussed above, the application of fresh-start accounting following our emergence from bankruptcy, which among other things, reduced rent expense, reduced depreciation expense and increased amortization expense due to recognition of additional intangible assets, results in segment operating income and loss for 2005 that is not comparable with prior periods and has not been included. A comparative discussion of the segments would be misleading or overly confusing based on the changes described above.

Operating Statistics

The table below sets forth selected operating data for the three months ended March 31, 2005 and 2004.

	2005	2004

OPERATING STATISTICS
Block Hours
Scheduled Service	9,083	13,910
ACMI	20,487	15,712
AMC Charter	6,231	4,537
Commercial Charter	1,233	609
All Other	264	301

Total Block Hours	37,298	35,069

Revenue Per Block Hour
ACMI	$ 5,347	$ 5,297
AMC Charter	14,270	11,707
Commercial Charter	12,601	9,192

Scheduled Service Traffic
RTM’s (000’s)	336,666	489,735
ATM’s (000’s)	529,698	815,223
Load Factor	63.56%	60.07%
RATM	$0.229	$0.178
Yield	$0.360	$0.296

Fuel
Average fuel cost per gallon	$1.46	$1.13
Fuel gallons consumed (000’s)	54,697	62,038

Operating Fleet: (average during the period)
Aircraft count	39.1	38.7
Dry Leased	3.1	4.0
Out of service	0.8	6.2

     Note dry leased and out of service aircraft are not included in the operating fleet aircraft count average.

Liquidity and Capital Resources

     At March 31, 2005, we had cash and cash equivalents of $163.6 million, compared with $133.9 million at December 31, 2004, an increase of $29.7 million, or 22.2% . Cash on hand, cash generated from operations and cash available under the Revolving Credit Facility (described below) was sufficient to meet our debt and lease obligations and to finance capital expenditures of approximately $29.0 million for 2005.

     Operating Activities. Net cash provided by operating activities for the first quarter of 2005 was $45.4 million, compared with net cash provided by operating activities of $39.9 million for the first quarter of 2004. The increase in cash provided by operating activities is primarily related to improved operating results.

     Investing Activities. Net cash used by investing activities were $4.1 million for the first quarter of 2005, which reflects capital expenditures of $7.7 million offset by a decrease in restricted funds held in trust of $3.6 million. Net cash used by investing activities was $2.8 million in the first quarter of 2004, primarily for capital expenditures.

     Financing Activities. Net cash used by financing activities was $11.5 million for the 2005 first quarter, which consisted primarily of $21.5 million of payments on long-term debt and capital lease obligations, offset by $10.0 million in loan proceeds from the Revolving Credit Facility that was subsequently repaid. Net cash provided by financing activities was $8.1 million for the 2004 first quarter, which consisted primarily of $9.9 million of payments on long-term debt and capital lease obligations, offset by $18.0 million in loan proceeds from our DIP financing facility.

Debt Agreements

     On November 17, 2005, Holdings and Atlas entered into the ACF Amendments to the ACF Credit Agreement. AFL III also entered into the AFL III Amendments to the AFL III Credit Agreement at that time.

     The ACF Amendments and the AFL III Amendments eased and removed several restrictive covenants, including, but not limited to, the following:

  extension of the required delivery date of the 2005 audited financial statement to June 29, 2006.

  removal of the debt incurrence, contingent obligation, lease incurrence, and capital expenditure covenants;

  increase in the allowed amount of investments and liens;

  easing of the restrictions on asset sales and mergers;

  expansion of the allowed lines of business and business mix to any aviation-related or any cargo-related businesses; and

  easing of the restrictions on junior payments.

     Certain corresponding provisions in the financing documents relating to all twelve of Atlas’ EETCs were concurrently and similarly modified.

     See Note 10 to our audited consolidated financial statements included in the 2004 10-K for a description of the Company’s debt obligations and amendments thereto during the bankruptcy proceedings.

Revolving Credit Facility

     On November 30, 2004, we entered into a Revolving Credit Facility. This facility currently provides us with revolving loans of up to $60 million, including up to $10 million of letter of credit accommodations. Availability under the Revolving Credit Facility will be based on a borrowing base, which is calculated as a percentage of certain eligible accounts receivable. The Revolving Credit Facility has an initial four-year term after which the parties may agree to enter into additional one-year renewal periods.

     The Revolving Credit Facility contains usual and customary covenants for transactions of this kind. At December 31, 2005, the Company had no borrowings outstanding under the Revolving Credit Facility, $19.6 million was available for borrowing thereunder, and letters of credit totaling $0.4 million had been issued.

     On October 31, 2005, the Company amended the Revolving Credit Facility. This amendment removed the liens on aircraft N921FT, several spare engines at both Atlas and Polar, and certain spare parts. It also lowered the Company’s minimum spare parts value requirement from $50 million to $30 million, lowered the credit line from $60 million to $50 million and lowered the borrowing limits on eligible foreign receivables (see Note 13 to our Financial Statements for a further description of such amendment).

Off-Balance Sheet Arrangements

     There were no material changes in our off balance sheet arrangements during the three months ended March 31, 2005.

Contractual Obligations

     There were no material changes in our non-cancelable contractual cash obligations during the three months ended March 31, 2005.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2004 10-K.

Recent Accounting Pronouncements

     The information required in response to this Item is set forth in Note 4 to our Financial Statements contained in this report, and such information is incorporated by reference.

Other Matters

     On March 23, 2006, our Board restructured the current Audit and Governance Committee and Nominating Committee, establishing instead a Nominating and Governance Committee of the Board and an Audit Committee of the Board, thereby terminating the standing Nominating Committee. All related corporate governance matters are now within the domain of the Nominating and Governance Committee.

     As reported in a Current Report on Form 8-K filed with the SEC on February 1, 2006, Jeffrey H. Erickson, our President and Chief Executive Officer (“CEO”), announced his retirement from such positions and as an employee, effective no later than six months from January 29, 2006 (the “Retirement Date”). Until the Retirement Date, Mr. Erickson will continue to serve as our President and CEO. Mr. Erickson will resign from the Board as of the Retirement Date, unless at such time there is a vacancy on the Board. Additionally, Mr. Erickson is not foreclosed from being included in the slate of directors presented to the Company’s stockholders at the Company’s next annual meeting.

     As reported in a Current Report on Form 8-K filed with the SEC on October 20, 2005, T. Wakelee Smith, our Senior Vice President and Chief Operating Officer, resigned effective October 31, 2005. Mr. Erickson has assumed Mr. Smith’s responsibilities until a successor is found.

     On September 19, 2005, our Board created a Nominating Committee, which was replaced by the Nominating and Governance Committee on March 23, 2006, as described above. In addition, on September 19, 2005, the Board elected certain individuals to serve as members of the Audit Committee and the Compensation Committee. Duncan Cocroft (Chairman), Eugene I. Davis, Ronald L. Kerber and Herbert J. Lanese were elected as members of the Audit Committee. Keith E. Butler (Chairman), Eugene I. Davis, Ronald L. Kerber and Frederick McCorkle were elected as members of the Compensation Committee.

Forward Looking Statements

     Our disclosure and analysis in this report, including but not limited to the information discussed in the Outlook section above, contain forward-looking information about our company’s financial results and estimates, business prospects and products in research that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. For a more complete description of the Company’s risks, we refer you to Item 1, “Risk Factors” in our 2004 10-K.

     We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the SEC. Our 2004 10-K listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2004 10-K, except as follows:

     Aviation fuel. Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10% increase in the average cost per gallon of fuel for the first quarter of 2005. Based on actual first quarter of 2005 fuel consumption for the Scheduled Service and Commercial Charter business segments, such an increase would result in an increase to aviation fuel expense of approximately $5.1 million for the first quarter of 2005. Fuel prices for AMC are set each September by the military and are fixed for the year and adjusted to actual costs incurred. ACMI does not present an aviation fuel market risk, as the cost of fuel is borne by the customer.

ITEM 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls

     Rule 13a-15(b) under the Exchange Act and Item 307 of Regulation S-K require management to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of each fiscal quarter. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Rule 13a-15(c) and (d) of the Exchange Act and Item 308 of Regulation S-K require management to evaluate the effectiveness of the operation of our internal controls over financial reporting as of the end of each fiscal year and any changes that occurred during each fiscal quarter. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized; (ii) our assets are safeguarded against unauthorized or improper use and (iii) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with U.S. GAAP.

     The certifications of the CEO and CFO required pursuant to Rule 13a-14(d)/15d-14(a) under the Exchange Act and 18 U.S.C. Section 1350 (the “Certifications”) are furnished as exhibits to this Report. This section of the Report contains the information concerning the evaluation of our disclosure controls and changes to our internal controls referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

     We have taken a number of steps to ensure that all information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. In particular, we have formed a Disclosure Committee (the “Disclosure Committee”), which is governed by a written committee charter. Senior management meets on a weekly basis to report, review and discuss material aspects of its business. In addition, the Disclosure Committee, comprised of key management, holds regular quarterly meetings and members of the Disclosure Committee meet in person or act by unanimous written consent electronically (as permitted by the Disclosure Committee charter) upon the occurrence of an event that may require disclosure with the SEC. Additionally, management has implemented a “sub-certification” process to ensure that the persons required to sign the Certifications are provided with timely and accurate information and to provide them with the opportunity to address the quality and accuracy of our operating and financial results. Finally, with respect to internal controls, we have implemented a “Sarbanes-Oxley 404 Project”, which is further described below.

General Limitations on the Effectiveness of Controls

     We are committed to maintaining effective disclosure controls and internal controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, any system of controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Remediation of Material Weaknesses

     On March 9, 2004, the Public Company Accounting Oversight Board adopted Auditing Standard No. 2, An Audit of Internal Controls Over Financial Reporting Performed in Conjunction with An Audit of Financial Statements (“PCAOB No. 2”), which somewhat modified the definition of material weakness and added the terms “significant deficiency” and “internal control deficiency”. Under PCAOB No. 2, an internal control deficiency (or a combination of internal control deficiencies) should be classified as a significant deficiency if, by itself or in combination with other internal control deficiencies, such deficiencies result in more than a remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A significant deficiency should be classified as a material weakness if, by itself or in combination with other internal control deficiencies, such deficiency results in more than a remote likelihood that a material misstatement in the company’s annual or interim financial statements will not be prevented or detected.

     At the conclusion of the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Ernst & Young LLP (“E&Y”), noted in a letter to management and the Audit Committee of our Board of Directors, a copy of which was presented to our Board of Directors, certain matters involving internal controls that they consider to be “material weaknesses” and “significant deficiencies” as defined above. However, E&Y was not engaged to perform an audit of our internal controls over financial reporting. Accordingly, the firm has not expressed an opinion on the effectiveness of our internal controls over financial reporting.

     Management, with the assistance of a professional services firm, has implemented the Sarbanes-Oxley 404 Project to address, among other things, the matters noted in E&Y’s letter to management, as well as to prepare us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. The documentation phase of the Sarbanes-Oxley 404 Project, which was initiated to evaluate the design effectiveness of our internal controls over financial reporting, has identified a number of internal control deficiencies that would likely meet the PCAOB No. 2 definition of a material weakness or significant deficiency. These material weaknesses and significant deficiencies are comprised of items that had been identified by E&Y, as well as several additional matters that were identified separately by management as part of the Sarbanes-Oxley 404 Project.

     Previously, we have identified, among other things, material weaknesses in the processes and procedures associated with our purchasing and payables, billing and receivables, inventory, the financial accounting close process, payroll and human resources and certain weaknesses in the information technology general control environment. Examples of the issues identified include, among many others, inadequate segregation of duties, insufficient staffing in the finance department, failure to reconcile or analyze accounts, lack of effective review of the reconciliations and analysis that are prepared and, in some instances, poor design of controls and poor compliance with existing policies and procedures.

     Management has initiated substantial efforts and has made significant progress to remediate the identified weaknesses and deficiencies and to establish adequate disclosure controls and internal controls over financial reporting. In that regard, the steering committee established by management has been monitoring and driving the progress of the Sarbanes-Oxley 404 Project and its project teams. The committee meets on a regular basis to receive reports and provide feedback and instruction for further progress. Management also provides regular reports to the Audit Committee of our Board of Directors on the Sarbanes-Oxley 404 Project. Management has recently reported back to the Audit Committee that it has substantially completed the redesign, documentation and implementation of new and/or enhanced processes. We believe the redesigned processes contain the appropriate elements of internal control. As we begin to evaluate the operating effectiveness of internal controls in 2006, it is possible that management will identify additional deficiencies that meet the definition of a material weakness or significant deficiency.

Conclusions

     As described above, we are in the process of taking various steps to remediate the items communicated by E&Y and identified by management as part of our Sarbanes-Oxley 404 Project. However, a substantial effort will be required before all such items and matters are fully addressed. Accordingly, we cannot provide any assurance that there will be no material weaknesses when management is to required to report on its assessment of the Company’s Internal Controls over financial reporting, which is expected to occur as of December 31, 2006, or whether there are material weaknesses as of the date hereof.

     Based on our management’s evaluation, for the reasons described above, our CEO and CFO have concluded that as of March 31, 2005, our disclosure controls were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As a result, additional time was required to complete this report for the period ended March 31, 2005, in order to enable our management to rely on mitigating controls and utilize alternate procedures to ensure that information required to be disclosed by us in this report was properly recorded, processed, summarized and reported.

PART II — OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     With respect to the fiscal quarter ended March 31, 2005, the information contained in response to this Item is set forth in Note 10 to our Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect thereto.

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

Atlas Air Worldwide Holdings, Inc.

Dated: April 12, 2006	By:	/s/ Jeffrey H. Erickson

Jeffrey H. Erickson
President and Chief Executive Officer

Dated: April 12, 2006	By:	/s/ Michael L. Barna

Michael L. Barna
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.
32.1	Section 1350 Certifications, furnished herewith.