Form 10-Q
period 2005-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2006-04-13
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

EXPLANATORY NOTE

     We did not timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. On September 26, 2005, we filed a Current Report on Form 8-K (the “Form 8-K”) containing, in Exhibit 99.2 furnished thereto, certain financial and other information relating to such quarter, consisting of unaudited Condensed Consolidated Financial Statements (“Financial Statements), Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and Controls and Procedures, all as required by Part I, Items 1-4, of Form 10-Q. As noted, the Financial Statements contained in such Form 8-K filing were not reviewed by our independent registered public accounting firm. Also on September 26, 2005, we issued a press release relating to the information provided in the Form 8-K. This Quarterly Report on Form 10-Q contains the information provided in the Form 8-K, the remainder of the items required by Form 10-Q, and certain additional or updated information relating to various developments that have occurred since the period covered by this report. The information reported herein is as of June 30, 2005, unless otherwise noted.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations for the Three and Six Months	1
	Ended June 30, 2005 (Successor) and 2004 (Predecessor) (unaudited)

	Condensed Consolidated Balance Sheets at June 30, 2005 (Successor) (unaudited) and	2
	December 31, 2004 (Successor)

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended	3
	June 30, 2005 (Successor) and 2004 (Predecessor) (unaudited)

	Notes to the Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	32

	Signatures	33

	Exhibit Index	34

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Operating Revenues	$395,185	$338,308	$742,131	$635,763

Operating Expenses
Aircraft fuel	101,911	81,417	181,518	151,253
Salaries, wages & benefits	57,709	51,056	114,061	103,921
Maintenance, materials and repairs	58,936	61,999	122,955	114,877
Aircraft rent	37,570	34,159	74,429	71,814
Ground handling	19,350	23,433	37,508	46,014
Landing fees and other rent	20,665	23,530	39,052	45,608
Depreciation and amortization	13,066	15,404	26,070	29,671
Travel	14,553	12,643	29,352	24,789
Pre-petition and post-emergence costs and
related professional fees	843	—	2,484	9,439
Other	26,825	26,463	50,463	52,035

Total operating expenses	351,428	330,104	677,892	649,421

Operating income (loss)	43,757	8,204	64,239	(13,658)

Non-operating Expenses (Income)
Interest income	(1,301)	(280)	(2,119)	(470)
Interest expense (excluding post-petition
contractual interest of $10,678 and $17,797
for the three and six months ended June 30,
2004, respectively)	17,976	19,563	35,798	43,131
Other, net	212	961	2,170	992
Reorganization items, net	-	39,388	-	51,580

Total non-operating expenses	16,887	59,632	35,849	95,233

Income (loss) before income tax expense	26,870	(51,428)	28,390	(108,891)
Income tax expense	11,016	-	11,861	1,117

Net income (loss)	$15,854	$(51,428)	$16,529	$(110,008)

Income (loss) per share:
Basic	$0.78	$(1.34)	$0.82	$(2.87)

Diluted	$0.77	$(1.34)	$0.80	$(2.87)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	Successor

	June 30,	December 31,
	2005	2004

Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$192,539	$133,917
Restricted funds held in trust	16,641	20,889
Accounts receivable, net of allowance of $5,598
and $11,252, respectively	116,984	141,012
Prepaid maintenance	55,702	71,363
Deferred taxes	11,339	11,339
Prepaid expenses and other current assets	20,862	16,703

Total current assets	414,067	395,223
Other Assets
Property and equipment, net	591,922	609,754
Deposits and other assets	30,807	33,779
Intangible assets, net	95,337	103,440

Total Assets	$1,132,133	$1,142,196

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$21,708	$18,024
Accrued liabilities	160,695	169,024
Current portion of long-term debt and capital leases	47,675	36,084

Total current liabilities	230,078	223,132

Other Liabilities
Long-term debt and capital leases	561,070	602,985
Deferred tax liability	28,258	28,258
Other liabilities	16,235	9,859

Total other liabilities	605,563	641,102

Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized;
no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized;
3,655,934 and 3,607,934 shares issued;
3,653,150 and 3,607,934 shares outstanding (net of treasury stock)
at June 30, 2005 and December 31, 2004, respectively	36	36
Additional paid-in-capital	49,628	48,337
Common stock to be issued to creditors (Note 3)	216,069	216,069
Treasury stock (Note 12)	(81)	—
Deferred compensation	(8,399)	(9,190)
Retained earnings	39,239	22,710

Total stockholders’ equity	296,492	277,962

Total Liabilities and Stockholders’ Equity	$1,132,133	$1,142,196

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	Successor	Predecessor

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2004

Cash Flow from Operating Activities:
Net income (loss)	$16,529	$(110,008)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	26,070	29,671
Accretion of debt discount	7,250	-
Amortization of operating lease discount	918	-
Reorganization items, net	-	29,006
Release of allowance for doubtful accounts	(3,595)	(323)
Amortization of debt issuance cost and lease financing deferred gains	168	1,232
Recognition of compensation from restricted stock	2,082	-
Changes in certain operating assets and liabilities	60,340	98,824
Accrued liabilities related to reorganization items	-	22,574

Net cash provided by operating activities	109,762	70,976

Cash Flows from Investing Activities:
Capital expenditures	(17,641)	(9,475)
Decrease in restricted funds held in trust	4,248	-

Net cash used by investing activities	(13,393)	(9,475)

Cash Flows from Financing Activities:
Proceeds from loan	10,000	18,000
Purchase of treasury stock	(81)	-
Loan fees	(92)	(2,510)
Payments on debt	(47,574)	(12,026)

Net cash provided (used) by financing activities	(37,747)	3,464

Net increase in cash and cash equivalents	58,622	64,965
Cash and cash equivalents at the beginning of period	133,917	93,297

Cash and cash equivalents at the end of period	$192,539	$158,262

Supplemental disclosure of cash flow information

Cash paid for reorganization items	$-	$22,574

Supplemental disclosure of non cash flow financing and investing
Information
Increase in debt and flight equipment	$-	$204,964

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

     The accompanying interim Condensed Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly present the financial position of Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) and its consolidated subsidiaries as of June 30, 2005, the results of operations for the three and six month periods ended June 30, 2005 and 2004, and cash flows for the six month periods ended June 30, 2005 and 2004. The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2004 included in the Annual Report on Form 10-K of Holdings that was filed with the SEC on June 30, 2005 (“2004 10-K”). The Company’s quarterly results have in the past been subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

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

     The Predecessor (defined below) Financial Statements have been prepared in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). Expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as “Reorganization Items, Net”, for the three and six months ended June 30, 2004. Also, interest expense was recorded only to the extent that it was to be paid during the pending Chapter 11 Cases (as defined below) or where it was probable that it would be an allowed claim in the Chapter 11 Cases. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows. References to “Predecessor Company” or “Predecessor” refer to the Company through July 27, 2004 (the “Effective Date” as described below). References to “Successor Company” or “Successor” refer to the Company after the Effective Date, after giving effect to the cancellation of the common stock of the Predecessor (“Old Common Stock”) and the issuance of new securities (“Common Stock”) in accordance with the Plan of Reorganization (defined in Note 2) and the application of fresh-start accounting. As a result of the application of fresh-start accounting, the Successor Company’s Financial Statements are not presented on a comparable basis with the Predecessor Company’s Financial Statements.

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

     As part of the Global Settlement and pursuant to the Plan of Reorganization, the holders of allowed unsecured claims against Polar will receive a 60.0% cash distribution. The cash settlement payments were funded by the Company with cash on hand, including proceeds of approximately $20.2 million derived from a subscription offering of Holdings Common Stock to unsecured creditors of Atlas completed in July 2004. Under the Global Settlement, the percentage of Holdings’ common stock initially anticipated to be allocated to unsecured creditors of Polar (the “Polar Creditors”) were offered for sale and sold to the unsecured creditors of Atlas with the proceeds placed in a trust for the benefit of the Polar Creditors. Unpaid amounts related to the Polar Creditors are shown on the accompanying balance sheet as “restricted funds held in trust” at June 30, 2005 and December 31, 2004. As of December 31, 2005, the Company has distributed approximately $24.5 million in cash payments under the Global Settlement and anticipates an additional distribution of up to $0.1 million. Based on the difference between the available cash balance in the trust and the estimated claims remaining, on July 20, 2005, the trust transferred $15.0 million back to the Company. The holders of allowed general unsecured claims against Holdings, Atlas, Acquisition and Logistics will receive, collectively, 17,202,666 shares of the Common Stock, which, excluding the shares acquired pursuant to the subscription, were valued under the Plan of Reorganization at approximately $216.2 million (at the Plan of Reorganization value of $12.57 per share).

     The actual recovery percentage to be realized by holders of general unsecured claims against Atlas and Holdings under the Plan of Reorganization will depend upon the aggregate amount of general unsecured claims ultimately allowed against Holdings, Atlas, Acquisition and Logistics and the actual market value attributable to the stock received by each creditor (for a more detailed description of claims asserted against the Debtors’ bankruptcy estates, see Note 3 below).

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

Equity Distribution

     On the Effective Date, as a result of the Debtors’ emergence from bankruptcy and in accordance with the Plan of Reorganization, Holdings issued and distributed 740,000 shares of the Common Stock to GE Capital Aviation Services, Inc. (“GECAS”) and 320,000 shares of Common Stock to certain bank lenders under loans made to Atlas Freighter Leasing III, Inc. (“AFL III”) (the “AFL III Credit Facility”) and Atlas (the “Aircraft Credit Facility”). Additionally, pursuant to the terms of the Plan of Reorganization, 1,737,334 shares of Common Stock were offered for subscription and sold to certain Atlas, Holdings, Acquisition and Logistics unsecured creditors. Common Stock will not be distributed to holders of Polar general unsecured claims since each such holder will receive a fixed cash recovery equal to 60.0% of the amount of the individual allowed claim.

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

     Distributions of shares of Common Stock to holders of various allowed senior note claims (relating to Atlas’ 10.75% Notes due 2005, 9.375% Notes due 2006, and 9.25% Notes due 2008) (the “Senior Notes”) have been made to the indenture trustee, who has transmitted the shares to the appropriate claimholders in accordance with the Plan of Reorganization and the Debtors’ respective indentures. Distributions to holders of other allowed general unsecured claims have been made directly to such claimholders in accordance with the Plan of Reorganization. Any such future distributions to such parties will follow the same process in accordance with the Plan of Reorganization.

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

     Excluding Holdings’ long-term incentive plan, which includes (i) an incentive plan in which management and members of Holdings’ board of directors (“Board of Directors”) participate and (ii) an employee stock option plan (collectively, the “2004 LTIP”), the allocation of Common Stock under the Plan of Reorganization is illustrated in the table below:

	Equity			Shares to be
	Ownership%	Shares Allocated		Issued to
	under Plan of	under Plan of	Shares Issued at	Creditors at
Party	Reorganization	Reorganization	December 31, 2005	December 31, 2005
ACF/AFL III	1.6%	320,000	320,000	-
GECAS	3.7%	740,000	740,000	-
General Unsecured Claims	86.0%	17,202,666	16,136,716	1,065,950
Shares sold under subscription	8.7%	1,737,334	1,737,334	-
Shares issued to DVB	-	-	200,000	-

Total	100%	20,000,000	19,134,050	1,065,950

     Pursuant to the Plan of Reorganization, an aggregate of 2,772,559 shares of Common Stock have been reserved for equity-based awards. As of December 31, 2005, a total of 1,957,279 shares of Common Stock have been awarded to directors, management and employees under the LTIP, comprised of 658,600 shares of restricted stock and non-qualified stock options to purchase 1,298,679 shares.

     Remaining share distributions of Common Stock to holders of general unsecured claims will take place on a periodic basis.

Reorganization Items, net

     In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items, net. The following reorganization items were incurred during the period from April 1, 2004 through June 30, 2004:

		For the period
	For the Three	January 31, 2004
	Months Ended	through
	June 30, 2004	June 30, 2004

Legal and professional fees	$16,282	$22,574
Rejection of CF6-80 power-by-the-hour engine agreement	-	(59,552)
Claims related to rejection of owned and capital leased
aircraft	13,887	50,554
Claims related to rejection of aircraft leases	9,272	38,104
Other	(53)	(100)

Total	$39,388	$51,580

     Also in accordance with SOP 90-7, an interest expense of $10.7 million for the three months ended June 30, 2004 and $17.8 million for the period January 31, 2004 through June 30, 2004, has not been recognized because such interest does not constitute an allowed claim and will not otherwise be paid.

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

     The enterprise value of the Company was calculated by valuation consultants retained by the Company using a weighted average of two principal methods: the discounted cash flow growth method and multiples of comparable public companies. The discounted cash flow growth method included a term of four years, a weighted average cost of capital of 16.0% to 17.0%, an average cost of debt of 7.8%, an average cost of leases of 7.7%, a range of growth rates of 2.0% to 4.0% and an assumed tax rate of 37.0% . For the multiples method, the valuation consultants used a multiple of actual and forecasted EBITDA (defined as “earnings before interest, taxes, depreciation and amortization”) for the fiscal years 2003, 2004 and 2005. The range of EBITDA multiples for the comparable companies used in the valuation are 5.8 to 6.8 for 2003, 5.3 to 6.3 for 2004 and 5.0 to 6.0 for 2005.

     Uncertainties and contingencies beyond the Company’s control that could affect the above assumptions include changes in interest rates used for debt and lease calculations, a change in the growth rates based on the cyclical nature of the industry and changes in geopolitical policies. Had the Company based its calculations on the fair values of the Company’s assets and liabilities could have been materially increased or decreased.

     See Note 3 to the Company’s audited consolidated financial statements included in the 2004 10-K for a full description of the Company’s adoption of fresh-start accounting.

Investments

     The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method.

     The June 30, 2005 and December 31, 2004 aggregate carrying value of the investment of $15.4 million and $17.5 million, respectively, is included within deposits and other assets on the condensed consolidated balance sheet.

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

Concentration of Credit Risk and Significant Customers

     The United States Military Airlift Mobility Command (“AMC”) charters accounted for 26.4% and 23.1% for the three month periods ended June 30, 2005 and 2004, respectively, and 26.0% and 20.6% for the six month periods ended June 30, 2005 and 2004, respectively, of the Company’s total revenues. Accounts receivable from the United States Military were $19.1 million and $17.3 million at June 30, 2005 and December 31, 2004, respectively.

Debt Issuance Costs

     Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method for amortization. Amortization of debt issuance costs was $0.1 million and $2.9 million for the three month periods ended June 30, 2005 and 2004, respectively, and $0.2 million and $4.3 million for the six month periods ended June 30, 2005 and 2004, respectively, and is included as a component of interest expense on the condensed consolidated statements of operations.

Stock-Based Compensation

     Through December 31, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations (“APB 25”). The Company had adopted the disclosure only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”). Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123 and SFAS No. 148, pro forma net income (loss) and income (loss) per share for the three and six months ended June 30, 2005 and 2004 would have been as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income (loss), as reported	$15,854	$(51,428)	$16,529	$(110,008)
Add: restricted stock expense, net of tax	661	-	1,258	-
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(1,051)	(1,755)	(1,843)	(3,509)

Pro forma net income (loss)	$15,464	$(53,183)	$15,944	$(113,517)

Basic income (loss) per share:
As reported	$0.78	$(1.34)	$0.82	$(2.87)

Pro forma	$0.77	$(1.39)	$0.79	$(2.96)

Diluted income (loss) per share:
As reported	$0.77	$(1.34)	$0.80	$(2.87)

Pro forma	$0.75	$(1.39)	$0.77	$(2.96)

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

Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the SEC decided to delay the implementation date to the beginning of the first fiscal year beginning after December 15, 2005. The Company has adopted SFAS 123R in the first quarter of 2006 using the modified prospective method, which requires that compensation expense be recorded over the vesting period of all unvested stock options and restricted stock awarded to date and at the beginning of the first quarter following adoption of SFAS 123R for any new grants. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather that as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

     The Company has evaluated the impact SFAS 123R will have on its Financial Statements and based on its preliminary analysis expects to incur up to approximately $4.8 million of additional compensation expense over the vesting period of the unvested options, as a result of the adoption of this new accounting standard ($2.6 million of which is expected for 2006).

5. Property and Equipment

     Property and equipment consisted of the following:

	Successor

	June 30,	December 31,
	2005	2004

Flight equipment	$602,341	$607,184
Ground equipment and buildings	15,233	13,541

Total	617,574	620,725
Less accumulated depreciation	(25,652)	(10,971)

Property, plant, and equipment—net	$591,922	$609,754

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

6. Debt

     The Company’s debt obligations, including capital leases, were as follows:

	Successor

	June 30,	December 31,
	2005	2004

Debt Obligations
Aircraft Credit Facility	$34,143	$35,024
AFL III Credit Facility	121,061	138,254
2000 Enhanced Equipment Trust Certificates	69,284	71,571
1999 Enhanced Equipment Trust Certificates	132,756	135,018
1998 Enhanced Equipment Trust Certificates	197,608	200,530
Capital leases	33,581	36,717
Other debt	20,312	21,955

Total debt and capital leases	608,745	639,069
Less current portion of debt and capital leases	(47,675)	(36,084)

Long-term debt and capital leases	$561,070	$602,985

     At June 30, 2005 and December 31, 2004, the Company had $116.2 million and $123.4 million, respectively, of unamortized discount related to the fair market value adjustments recorded against debt upon application of fresh-start accounting.

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

     See Note 10 to the Company’s audited consolidated financial statements included in the Company's 2004 10-K for a description of the Company’s debt obligations and amendments thereto during the bankruptcy proceedings.

Revolving Credit Facility

     On November 30, 2004, Holdings and certain of its subsidiaries entered into the revolving credit facility providing the borrowers with revolving loans of up to $60 million, including up to $10 million of letter of credit accommodations (the “Revolving Credit Facility”). Availability under the Revolving Credit Facility is based on a borrowing base, which is calculated as a percentage of certain eligible accounts receivable. The Revolving Credit Facility has an initial four-year term after which the parties can agree to enter into additional one-year renewal periods.

     The Revolving Credit Facility contains usual and customary covenants for transactions of this kind. At June 30, 2005, the Company had no borrowings outstanding under the Revolving Credit Facility, $19.6 million was available for borrowing thereunder, and letters of credit totaling $0.4 million had been issued.

7. Related Party Transactions

     The Company was party to two separate consulting agreements with Joseph J. Steuert, a former Director of the Company. Pursuant to such consultancy agreements, the director agreed to provide the Company with consultancy services in connection with the restructuring of its financial obligations. The Company incurred consulting fees and expenses to this director of zero and $0.8 million for the three and six month periods ended June 30, 2004. The agreement was rejected in bankruptcy and the Company is no longer subject to the agreement or the agreement’s automatic renewal.

     Another former director of the Company, Stephen A. Greene, is a partner in a law firm, Cahill, Gordon & Reindel LLP, that acted as outside counsel to the Company. The Company paid legal fees and expenses to this law firm of $0.2 million and $0.7 million for the three month periods ended June 30, 2005 and 2004, respectively, and $0.7 million and $1.9 million for the six month periods ended June 30, 2005 and 2004, respectively.

     Effective July 27, 2004, the Company elected a new Board of Directors. The new Board includes James S. Gilmore III, a non-employee director of the Company, who is a partner at the law firm of Kelley Drye & Warren, LLP, outside counsel to the Company, and Robert F. Agnew, also a non-employee director of the Company, who is an executive officer of Morten Beyer & Agnew, a consulting firm with which the Company transacts business. The Company paid legal fees to the firm of Kelley Drye & Warren, LLP of $1.2 million and $1.2 million for the three months ended June 30, 2005 and 2004, respectively, and $2.5 million and $1.2 million for the six month periods ended June 30, 2005 and 2004, respectively. The Company paid fees and expenses to Morten Beyer & Agnew, of $0.1 million and $0.1 million for the three months ended June 30, 2005 and 2004, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005 and December 31, 2004, the Company had a payable balance to Kelley, Drye & Warren, LLP of $1.1 million and $1.0 million, respectively, which is included in accrued liabilities on the condensed consolidated balance sheet. Neither Mr. Gilmore nor Mr. Agnew served on the Audit Committee of the Board of Directors as of December 31, 2005.

     Atlas dry leases three owned aircraft to a company in which the Company owns a minority investment as of June 30, 2005. The investment is accounted for under the equity method. The leases have terms that mature at various dates through

July 2007 and contain options for renewal by the lessee. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for the three aircraft was $11.1 million and $10.8 million for the three month periods ended June 30, 2005 and 2004, respectively, and $22.3 million and $21.6 million for the six month periods ended June 30, 2005 and 2004, respectively.

8. Income Taxes

     The Company’s effective tax rate for the three and six months ended June 30, 2005 differs from the U.S. statutory rate due to nondeductible professional fees related to the reorganization and the effect of incremental tax reserves. The Company’s effective tax rate for the three and six months ended June 30, 2004 differs from the U.S. statutory rate due to losses for which no net tax benefit was provided and the effect of incremental tax reserves.

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

     Effective for 2005, the Company made changes to the way the Company determines FAC. The changes principally relate to the methodology used to allocate aircraft cost and related maintenance to segments. The Company has reclassified certain prior-period amounts to conform to the current period's presentation. The following table sets forth revenues, FAC for the Company’s four reportable business segments reconciled to operating income (loss) and income (loss) before income taxes as required by SFAS No. 131 Disclosure about Segments of an Enterprise and Related Information for the three months and ended June 30, 2005 and 2004:

	For the Three Months Ended		For the Six Months Ended
	Successor	Predecessor	Successor	Predecessor

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenues:
Scheduled Service	$140,971	$155,491	$262,115	$300,559
ACMI	122,624	84,871	232,161	168,101
AMC Charter	104,357	78,069	193,273	131,182
Commercial Charter	15,562	8,254	31,100	13,852
All other	11,671	11,623	23,482	22,069

Total operating revenues	$395,185	$338,308	$742,131	$635,763

FAC:
Scheduled Service	$(629)	$(27,393)	$(7,511)	$(51,216)
ACMI	9,118	3,154	4,307	(2,888)
AMC Charter	14,285	12,418	27,141	11,670
Commercial Charter	2,085	(21)	1,285	(2,950)

Total FAC	24,859	(11,842)	25,222	(45,384)

Add back:
Unallocated other	2,854	(198)	5,652	(2,488)
Pre-petition and post-emergence
costs and related professional fees	(843)	-	(2,484)	(9,439)
Interest income	(1,301)	(280)	(2,119)	(470)
Interest expense	17,976	19,563	35,798	43,131
Other, net	212	961	2,170	992

Operating income (loss)	43,757	8,204	64,239	(13,658)

Interest income	(1,301)	(280)	(2,119)	(470)
Interest expense	17,976	19,563	35,798	43,131
Other, net	212	961	2,170	992
Reorganization items, net	-	39,388	-	51,580

Income (loss) before income tax expense	$26,870	$(51,428)	$28,390	$(108,891)

10. Commitments and Contingencies

Aircraft Conversions

     On May 12, 2005, the Company entered into a slot conversion agreement with Israel Aircraft Industries Ltd. and PSF Conversions LLP pursuant to which the Company has the option to convert four Boeing 747-400 passenger aircraft to Boeing 747 special freighter (“747SF”) configuration during the period from late-2007 to mid-2009. The agreement also includes an option covering the modification of up to six additional Boeing 747-400 passenger aircraft to 747SF aircraft during the period from 2009 to 2011. The Company has not yet committed to acquire the related aircraft. At June 30, 2005, the Company had a balance of $2.4 million of capitalized option costs, which are included in Property and equipment in the consolidated balance sheets.

Labor

      The Air Line Pilots Association ("ALPA") represents all of the Company's U.S. pilots at both Atlas and Polar. Collectively, these employees represent approximately 49% of the Company's workforce as of June 30, 2005. Polar's collective bargaining agreement with ALPA became amendable in May 2003 and the Atlas collective bargaining agreement became amendable in February 2006.

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

     On August 30, 2005, a lawsuit was filed in the United States District Court for the Eastern District of New York by ALPA against Holdings, Atlas and Polar. ALPA alleged that Holdings, Atlas and Polar violated various provisions of the Railway Labor Act. Following the successful negotiation and ratification of the new labor agreement described above, the complaint was withdrawn, and the matter was dismissed.

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

     As a result of the DOJ Investigation, AAWW, Polar and a number of other cargo carriers have been named co-defendants in seventeen class action suits filed in multiple jurisdictions of the U.S. Federal District Court. The complaints, universally alleged, among other things, that the defendants, including AAWW and Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges. They seek treble damages and injunctive relief.

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

Stockholder Derivative Actions

     On October 25, 2002 and November 12, 2002, stockholders of Holdings filed two separate derivative actions on behalf of Holdings against various former officers and former members of Holdings’ Board of Directors in the Supreme Court of New York, Westchester County. Both derivative actions charged that members of the Board of Directors violated: (1) their fiduciary duties of loyalty and good faith, (2) generally accepted accounting principles and (3) the Company’s Audit Committee Charter by failing to implement and maintain an adequate internal accounting control system. Furthermore, the actions alleged that a certain named former director breached her fiduciary duties of loyalty and good faith by using material non-public information to sell shares of the Company’s Old Common Stock at artificially inflated prices. The complaints sought unspecified compensatory damages and other relief against the individual defendants. On February 3, 2004, Holdings provided notice of its January 30, 2004 bankruptcy filing to the court hearing the consolidated action. Because these derivative actions are property of the Company’s estate at the time of filing bankruptcy, all proceedings were stayed during the bankruptcy case. Under the Plan of Reorganization, Holdings became the holder of these claims and will decide whether to pursue some or all of the derivative claims against former officers and directors.

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

     Southern also filed a Second Amended Counterclaim and Second Amended Third Party Complaint against Atlas and Holdings, respectively, and other additional parties, Air Global International, LLC (“AGI”) and Frank Visconti, alleging various anti-trust claims asserting monopoly and price fixing. Atlas and Holdings both moved to dismiss for failure to state a cause of action and Holdings moved to dismiss for lack of personal jurisdiction. AGI and Visconti also filed motions to dismiss for failure to state a cause of action. These motions are pending.

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

11. Stock-Based Compensation Plans

Successor

     Pursuant to the Plan of Reorganization, the Company made a second award of stock options and restricted stock to its employees in March 2005, in which an additional 407,000 stock options were granted and 18,000 restricted shares of stock were awarded. The first award was made immediately following the Effective Date (see Note 3). In addition, there have been 30,000 shares of restricted stock and 65,000 stock options issued to management during the six months ended June 30, 2005.

12. Treasury Stock

     On April 19, 2005, the Company repurchased 2,784 shares of common stock from several members of its Board of Directors at a price of $29.25 per share and held the shares as treasury shares. The proceeds were to be used by such directors to pay individual tax liabilities related to restricted shares that had previously vested. The issuance of such shares, along with their repurchase, was pursuant to the LTIP. On September 28, 2005, 1,409 of those treasury shares were returned to the Directors to adjust tax withholdings.

13. Income (Loss) Per Share and Number of Common Shares Outstanding

     Basic income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period. Diluted income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common securities consist of 1.8 million stock options outstanding, for the three and six month periods ended June 30, 2004. The impact of these options would be anti-dilutive in 2004 due to either losses incurred during the period or out-of-the-money options and is not included in the diluted loss per share calculation.

     The calculations of basic and diluted income (loss) per share were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	Successor	Predecessor		Successor	Predecessor

	June 30, 2005	June 30, 2004		June 30, 2005	June 30, 2004

Numerator:
Net income (loss)	$15,854	$(51,428)		$16,529	$(110,008)

Denominator for basic earnings per share	20,209	38,378		20,210	38,378
Effect of dilutive securities:
Stock options	229	-	(a)	220	-	(a)
Restricted stock	262	-		240	-

Denominator for diluted earnings per share	20,700	38,378		20,670	38,378

Basic income (loss) per share	$0.78	$(1.34)		$0.82	$(2.87)

Diluted income (loss) per share	$0.77	$(1.34)		$0.80	$(2.87)

(a) Antidilutive

14. Subsequent Events.

     During the year ended December 31, 2005, the Company repurchased Common Stock from several members of the Board of Directors and management, representing purchases of 65,194 shares at a price of $34.00 per share and held the shares as treasury shares. The proceeds were to be used to pay individual tax liabilities related to restricted shares that had previously vested. The issuance of such shares, along with the repurchase, was pursuant to the 2004 LTIP.

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

     On November 10, 2005, in two separate transactions, the Company sold one of its Boeing 747-100 airframes (tail number N859FT) and one of its 747-200 airframes (tail number N808MC) for parts and salvage at a combined price of $0.3 million. These airframes were not part of the operating fleet at June 30, 2005 (see also Note 5).

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

     On March 23, 2006, the Board established the Nominating and Governance committee, thereby terminating the standing Nominating Committee of the Board. In conjunction with these matters, the Audit and Governance Committee was renamed the Audit Committee, and all related corporate governance matters are now within the domain of the Nominating and Governance Committee.

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

Glossary

ATM	Available Ton Miles, which represent the maximum available tons (capacity) per actual miles flown.
It is calculated by multiplying the available capacity (tonnage) of the aircraft against the miles flown by the aircraft.

Block Hours	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

RATM	Revenue per Available Ton Mile, which represents the average revenue received per available ton mile flown. It is calculated by dividing operating revenues by ATMs.

Revenue Per	Calculated by dividing operating revenues by Block Hours.
Block Hour

RTM	Revenue Ton Mile, which is calculated by multiplying actual revenue tons carried against miles flown.

Load Factor	The average amount of weight flown per the maximum available capacity. It is calculated by dividing
RTMs by ATMs.

Yield	The average amount a customer pays to fly one ton of cargo one mile. It is calculated by dividing operating revenues by RTMs.

A/B Checks	Low level maintenance checks performed on aircraft at an interval of approximately 400 to 1,100 flight hours.

C Checks	High level or “heavy” airframe maintenance checks which are more intensive in scope than an A/B
Check and are generally performed on a 15 to 24 month interval.

D Checks	High level or “heavy” airframe maintenance checks, which are the most extensive in scope and are
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

     In our ACMI business, customers receive an aircraft which is crewed, maintained and insured by us in exchange for an agreed upon level of operation over a defined period of time. We are paid a defined hourly rate for the time the aircraft is operated or a minimum contractual rate when hourly activity falls below minimum guaranteed levels. All other direct operating expenses, such as aviation fuel, landing fees and ground handling costs, are the customer’s responsibility. Our ACMI contracts typically have terms ranging from several months to five years. We measure the performance of our ACMI business in terms of revenue per Block Hour and FAC. FAC is also used to analyze the profitability or contribution to net income or loss of our other business segments.

     Our Scheduled Service business is conducted principally through Polar, although pursuant to an alliance agreement between Atlas and Polar, Atlas may also provide Scheduled Service on behalf of Polar. We operate airport-to-airport specific routes on a specific schedule and customers pay to have their freight carried on that route and schedule. Our Scheduled Service all-cargo network serves four principal economic regions: North America, South America, Asia and Europe. We offer access to Japan through route and operating rights at Tokyo’s Narita Airport, and, as of December 2, 2004, we offer access to the People’s Republic of China through route and operating rights at Shanghai’s Pudong Airport. As of June 30, 2005, our Scheduled Service operation provides 18 daily departures to 16 cities in eight countries across four continents. Our Scheduled Service business is designed to provide:

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

     The most significant trends that are evident when comparing our operations for the six months ended June 30, 2005 to 2004 are:

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

     Overall, Block Hours increased 8.5% for the first half of 2005 compared to the same period in 2004. Specifically, Block Hours increased 37.0% for ACMI, decreased 32.8% for Scheduled Service, increased 27.5% for AMC Charters and increased 76.0% for Commercial Charters for the first half of 2005 compared with the same period in 2004.

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

Results of Operations

Three Months Ended June 30, 2005 and 2004

     The following discussion should be read in conjunction with our Financial Statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report.

     The discussion below provides comparative information on our historical consolidated results of operations. The information provided below with respect to aircraft rent, depreciation and interest expense for periods after July 27, 2004 were materially affected by several factors which did not affect such items for comparable periods during the first six months of 2004. In conjunction with our emergence from bankruptcy, we applied the provisions of fresh-start accounting effective as of July 27, 2004, at which time a new reporting entity was deemed to be created.

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

Consolidated Results

     Scheduled Service revenue was $141.0 million for the second quarter of 2005, compared with $155.5 million for the second quarter of 2004, a decrease of $14.5 million, or 9.3%, primarily due to a reduction in capacity, partially offset by higher yields and higher load factors. RTMs in the Scheduled Service segment were 385.6 million on a total capacity of 580.2 million ATMs in the second quarter of 2005, compared with RTMs of 529.9 million on a total capacity of 846.4 million ATMs in the second quarter of 2004. Block Hours were 9,935 in the second quarter of 2005, compared with 14,374 for the second quarter of 2004, a decrease of 4,439, or 30.9% . Load factor was 66.5% with a yield of $0.366 in the second quarter of 2005, compared with a load factor of 62.6% and a yield of $0.293 in the second quarter of 2004. RATM in our Scheduled Service segment was $0.243 in the second quarter of 2005, compared with $0.184 in the second quarter of 2004, representing an increase of 32.3% .

     The significant decrease in Scheduled Service revenue is the result of our reallocation of aircraft to ACMI and AMC flying, which significantly reduced ATMs by approximately 266.2 million. This revenue decrease, however, is substantially offset by Scheduled Service unit revenue and Load Factor performance which continued to improve due to a number of factors, including the impact of our continued optimization of the scheduled network and the higher fuel surcharges. While we believe that both the 2005 and 2004 periods were affected by increases in fuel surcharges, we cannot quantify the increases due to system limitations

     ACMI revenue was $122.6 million for the second quarter of 2005, compared with $84.9 million for the second quarter of 2004, an increase of $37.7 million, or 44.4%, primarily due to an increase in the number of ACMI contracts, resulting in significantly higher Block Hours, and a slight increase in our average ACMI contract rates. ACMI Block Hours were 22,611 for the second quarter of 2005, compared with 15,742 for the second quarter of 2004, an increase of 6,869 Block Hours, or 43.6% . Revenue per Block Hour was $5,423 for the second quarter of 2005, compared with $5,391 for the second quarter of 2004, an increase of $32 per Block Hour, or 0.6% . Total aircraft under full-time ACMI contracts as of June 30, 2005 were nine 747-200 aircraft and ten 747-400 aircraft, compared with June 30, 2004, when we had eight 747-200 aircraft and six 747-400 aircraft under ACMI contracts.

     AMC Charter revenue was $104.4 million for the second quarter of 2005, compared with $78.1 million for the second quarter of 2004, an increase of $26.3 million, or 33.7%, primarily due to a higher volume of AMC charter flights and an increase in our AMC charter rates. AMC charter Block Hours were 7,507 for the second quarter of 2005, compared with 6,237 for the second quarter of 2004, an increase of 1,270 Block Hours, or 20.4% . Revenue per Block hour was $13,901 for the second quarter of 2005, compared with $12,517 for the second quarter of 2004, an increase of $1,384 per Block Hour, or 11.1% . The increase in AMC charter activity was primarily the result of the U.S. Military’s continued involvement with the conflict in the Middle East. The increase in rate was a function of an increase in the fixed rate for AMC fuel, which increased from 101 cents for the second quarter of 2004 to 140 cents for the second quarter of 2005.

     Commercial Charter revenue was $15.6 million for the second quarter of 2005, compared with $8.2 million for the second quarter of 2004, an increase of $7.4 million, or 90.2%, primarily as a result of both a higher volume of commercial charter flights and higher revenue per Block Hour. Commercial Charter Block Hours were 998 for the second quarter of 2005, compared with 659 for the second quarter of 2004, an increase of 339, or 51.5% . Revenue per Block Hour was $15,593 for the second quarter of 2005, compared with $12,525 for the second quarter of 2004, an increase of $3,068 per Block Hour, or 24.5% . The increase in Commercial Charter activity was primarily due to the increase in one-way charter flights on the return legs of AMC flights.

     Aircraft fuel expense was $101.9 million for the second quarter of 2005, compared with $81.4 million for the second quarter of 2004, an increase of $20.5 million, or 25.2%, as a result of an increase in fuel prices, partially offset by a decrease in Block Hours for Scheduled Service. Average fuel price per gallon was approximately 161 cents for the second quarter of 2005, compared with approximately 112 cents for the second quarter of 2004, an increase of 49 cents, or 44.1%, partially offset by a 9.8 million gallon, or 13.4%, decrease in fuel consumption to 63.1 million gallons for the second quarter of 2005 from 72.9 million gallons during the second quarter of 2004. The decrease in our overall fuel consumption corresponds to the decrease of 4,439 Scheduled Service Block Hours offset by a 1,270 increase in AMC Block Hours and a 339 increase in Commercial Charter Block Hours.

     Salaries, wages and benefits were $57.7 million for the second quarter of 2005, compared with $51.1 million for the second quarter of 2004, an increase of $6.6 million, or 12.9%, primarily as a result of a $1.9 million increase in crew salary attributable to the 10.6% increase in overall Block Hours. Other increases totaling $2.9 million include restricted stock expense, which did not exist in 2004, as well as profit sharing and incentive compensation expense, which were not accrued in 2004 due to losses incurred.

     Maintenance materials and repairs were $58.9 million for the second quarter of 2005, compared with $62.0 million for the second quarter of 2004, a decrease of $3.1 million, or 5.0% . The decrease in maintenance expense was primarily the result of fewer D Checks, partially offset by increases in C Checks. There were no D Checks on Boeing 747-400 aircraft and one on Boeing 747-200 aircraft in the second quarter of 2005 as opposed to three D Checks on Boeing 747-400 aircraft and two D Checks on Boeing 747-200 aircraft during the second quarter of 2004. There were no C Checks on Boeing 747-400 aircraft and five on Boeing 747-200 aircraft in the second quarter of 2005 as opposed to one C Check on Boeing 747-200 aircraft during the second quarter of 2004.

     Ground handling and airport fees were $19.4 million for the second quarter of 2005, compared with $23.4 million for the second quarter of 2004, a decrease of $4.0 million, or 17.1% . The primary cause of the decrease was the result of reduced Scheduled Service flying, which is the primary service which incurs these costs.

     Travel was $14.6 million for the second quarter of 2005, compared with $12.6 million for the second quarter of 2004, an increase of $2.0 million, or 15.9% . The primary cause of the increase was the increase in total Block Hours, which results in higher crew travel costs as well as increased airfares and hotel rates.

     Pre-petition and post-emergence costs and related professional fees were $0.8 million in the second quarter of 2005. We incurred expenses (primarily professional fees) of $0.8 million in the successor period related to the winding down of the bankruptcy proceedings during the period. These expenses are recorded as incurred. Such expenses incurred during the bankruptcy are classified within reorganization items net, and were $16.3 million in the second quarter of 2004.

     Other operating expenses were $26.8 million in the second quarter of 2005, compared with $26.5 million in the second quarter of 2004, an increase of $0.3 million, or 1.1%. The increase in other operating expenses was due primarily to the increase in consulting fees related to our initiatives to document and remediate internal controls.

     Interest income was $1.3 million for the second quarter of 2005, compared with $0.3 million for the second quarter of 2004, an increase of $1.0 million, due primarily to an increase in our available cash balances, augmented by a general increase in interest rates.

     Other, net was a loss of $0.2 million during the second quarter of 2005, due primarily to unrealized losses on the revaluation of foreign denominated receivables into U.S. dollars at June 30, 2005. The U.S. dollar had strengthened against most foreign currencies during the period.

     Reorganization items, net were the following for the quarter ended June 30, 2004:

Legal and professional fees	$16,282
Claims related to rejection of owned and leased aircraft	23,159
Other	(53)

Total	$39,388

     The costs included in reorganization items, net reflect the cash and non-cash expenses recognized by us in connection with our reorganization and are separately reported as required by SOP 90-7 (see Note 3 to our Financial Statements).

     Income taxes. Our effective tax rate for the quarter ended June 30, 2005 differs from the U.S. statutory rate due to nondeductible professional fees related to the reorganization and the effect of incremental tax reserves. Our effective tax rate for the quarter ended June 30, 2004 differs from the U.S. statutory rate due to losses for which no net tax benefit was provided and the effect of incremental tax reserves.

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

Six Months Ended June 30, 2005 and 2004

     Scheduled Service revenue was $262.1 million for the first half of 2005, compared with $300.6 million for the first half of 2004, a decrease of $38.5 million, or 12.8%, primarily due to lower capacity and Block Hours, partially offset by higher yields and higher load factors. RTMs in the Scheduled Service segment were 722.3 million on a total capacity of 1,109.9 million ATMs in the first half of 2005, compared with RTMs of 1,019.7 million on a total capacity of 1,661.6 million ATMs in the first half of 2004. Block Hours were 19,017 in the first half of 2005, compared with 28,284 for the first half of 2004, a decrease of 9,267, or 32.8% . Load factor was 65.1% with a yield of $0.363 in the first half of 2005, compared with a load factor of 61.4% and a yield of $0.295 in the first half of 2004. RATM in our Scheduled Service segment was $0.236 in the first half of 2005, compared with $0.181 in the first half of 2004, representing an increase of 30.6% .

     The decrease in Scheduled Service revenue is the result of our reallocation of aircraft to ACMI and AMC, which significantly reduced ATMs by approximately 551.7 million. This revenue decrease, however, is substantially offset by Scheduled Service unit revenue growth and load factor performance which continued to improve due to a number of factors including the impact of our continued optimization of the scheduled network and the impact of higher fuel surcharges. While we believe that both the 2005 and 2004 periods were affected by increases in fuel surcharges, we cannot quantify the increases due to system limitations.

     ACMI revenue was $232.2 million for the first half of 2005, compared with $168.1 million for the first half of 2004, an increase of $64.1 million, or 38.1%, primarily due to an increase in the number of ACMI contracts leading to significantly higher Block Hours and a slight increase in our average ACMI contract rates. ACMI Block Hours were 43,098 for the first half of 2005, compared with 31,454 for the first half of 2004, an increase of 11,644 Block Hours, or 37.0% . Revenue per Block hour was $5,387 for the first half of 2005, compared with $5,344 for the first half of 2004, an increase of $43 per Block hour, or 0.8% . Total aircraft under full-time ACMI contracts as of June 30, 2005 were nine 747-200 aircraft and ten 747-400 aircraft, compared with June 30, 2004, when we had eight 747-200 aircraft and six 747-400 aircraft under ACMI contracts.

     AMC Charter revenue was $193.3 million for the first half of 2005, compared with $131.2 million for the first half of 2004, an increase of $62.1 million, or 47.3%, primarily due to a higher volume of AMC charter flights and an increase in our AMC charter rates. AMC charter Block Hours were 13,738 for the first half of 2005, compared with 10,774 for the first half of 2004, an increase of 2,964 Block Hours, or 27.5% . Revenue per Block Hour was $14,068 for the first half of 2005, compared with $12,176 for the first half of 2004, an increase of $1,892 per Block Hour, or 15.5% . The increase in AMC charter activity was primarily the result of the U.S. Military’s continued involvement with the conflict in the Middle East. The increase in rate was a function of an increase in the agreed upon rate for AMC fuel, which increased from 101 cents for the first half of 2004 to 140 cents for the first half of 2005.

     Commercial Charter revenue was $31.1 million for the first half of 2005, compared with $13.9 million for the first half of 2004, an increase of $17.2 million, or 123.7% . The increase is a result of both a higher volume of commercial charter flights and higher revenue per Block hour. Commercial Charter Block Hours were 2,231 for the first half of 2005, compared with 1,268 for the first half of 2004, an increase of 963, or 76.0% . Revenue per Block Hour was $13,940 for the first half of 2005, compared with $10,928 for the first half of 2004, an increase of $3,012 per Block Hour, or 27.6% . The increase in Commercial Charter activity was primarily due to the increase in one way charter flights on the return legs of AMC flights.

     Aircraft fuel expense was $181.5 million for the first half of 2005, compared with $151.3 million for the first half of 2004, an increase of $30.2 million, or 20.0%, as a result of the increase in fuel prices, partially offset by a decrease in Block Hours for Scheduled Service. Average fuel price per gallon was approximately 154 cents for the first half of 2005, compared with approximately 112 cents for the first half of 2004, an increase of 42 cents, or 37.5%, partially offset by a 17.1 million gallon, or 12.7%, decrease in fuel consumption to 117.8 million gallons for the first half of 2005 from 134.9 million gallons during the first half of 2004. The decrease in our overall fuel consumption corresponds to the decrease of 9,267 Scheduled Service Block Hours offset by a 2,964 increase in AMC Block Hours and a 963 increase in Commercial Charter Block Hours.

     Salaries, wages and benefits were $114.1 million for the first half of 2005, compared with $103.9 million for the first half of 2004, an increase of $10.2 million, or 9.8%, primarily as a result of a $5.9 million increase in crew salary attributable to the 8.5% increase in overall Block Hours. Other increases totaling $4.0 million include restricted stock expense, which did not exist in 2004, as well as profit sharing and incentive compensation expense, which were not accrued in 2004 due to losses incurred.

     Maintenance materials and repairs were $123.0 million for the first half of 2005, compared with $114.9 million for the first half of 2004, an increase of $8.1 million, or 7.0% . The increase in maintenance expense was the result of an increase in engine overhaul expense offset by a decrease in expense for D Checks. There were 35 engine overhauls in the first half of 2005 as opposed to 23 events in the first half of 2004. There were three D Checks on Boeing 747-400 aircraft and one on Boeing 747-200 aircraft in the first half of 2005 as opposed to four D Checks on Boeing 747-400 aircraft and four D Checks on Boeing 747-200 aircraft during the first half of 2004.

     Ground handling and airport fees were $37.5 million for the first half of 2005, compared with $46.0 million for the first half of 2004, a decrease of $8.5 million, or 18.5% . The primary cause of the decrease was the result of reduced Scheduled Service flying, which is the primary service which incurs these costs.

     Travel was $29.3 million for the first half of 2005, compared with $24.8 million for the first half of 2004, an increase of $4.5 million, or 18.1% . The primary cause of the increase was the increase in total Block Hours, which results in higher crew travel costs, as well as an increase in fares and hotel rates.

     Pre-petition and post-emergence costs and related professional fees were $2.5 million in the first half of 2005 compared with $9.4 million in the first half of 2004, a decrease of $6.9 million, or 73.4% . The primary cause of the decrease was our emergence from bankruptcy on July 27, 2004. We incurred expenses of $2.5 million (primarily professional fees) in the successor period related to the winding down of the bankruptcy proceedings. These expenses are recorded as incurred. Such expenses incurred during our bankruptcy are classified as reorganization items net, and were $22.6 million in addition to the $9.4 million recorded pre-petition.

     Other operating expenses were $50.5 million in the first half of 2005, compared with $52.0 million in the first half of 2004, a decrease of $1.5 million, or 3.0%. The decrease in other operating expenses was due primarily to a reduction in outside services, commissions, and bad debt expense, partially offset by an increase in consulting fees related to our initiatives to document and remediate internal controls.

     Interest income was $2.1 million for the first half of 2005, compared with $0.5 million for the first half of 2004, an increase of $1.6 million, due primarily to the increase in our available cash balances, augmented by a general increases in interest rates

     Other, net was a loss of $2.1 million during the first half of 2005, due primarily to unrealized losses on the revaluation of foreign denominated receivables into U.S. dollars at June 30, 2005. The U.S. dollar had strengthened against most foreign currencies during the period.

     Reorganization items, net were the following for the period from January 31, 2004 to June 30, 2004:

Legal and professional fees	$22,574
Rejection of CF6-80 power-by-the-hour engine agreement	(59,552)
Claims related to rejection of owned and leased aircraft	88,658
Other	(100)

Total	$51,580

     The costs included in reorganization items, net reflect the cash and non-cash expenses recognized by us in connection with our reorganization and are separately reported as required by SOP 90-7 (see Note 3 to our Financial Statements).

     Income taxes. Our effective tax rate for the six months ended June 30, 2005 differs from the U.S. statutory rate due to nondeductible professional fees related to the reorganization and the effect of incremental tax reserves. Our effective tax rate for the six months ended June 30, 2004 differs from the U.S. statutory rate due to losses for which no net tax benefit was provided and the effect of incremental tax reserves.

Operating Statistics

     The table below sets forth selected operating data for the periods indicated:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

OPERATING STATISTICS
Block Hours
Scheduled Service	9,935	14,374	19,017	28,284
ACMI	22,611	15,742	43,098	31,454
AMC Charter	7,507	6,237	13,738	10,774
Commercial Charter	998	659	2,231	1,268
All other	203	290	467	590

Total block hours	41,254	37,302	78,551	72,370

Revenue Per Block Hour
ACMI	$5,423	$5,391	$5,387	$5,344
AMC Charter	13,901	12,517	14,068	12,176
Commercial Charter	15,593	12,525	13,940	10,928

Scheduled Service Traffic
RTM’s (000’s)	385,631	529,934	722,296	1,019,669
ATM’s (000’s)	580,186	846,374	1,109,884	1,661,599
Load Factor	66.5%	62.6%	65.1%	61.4%
RATM	$0.243	$0.184	$0.236	$0.181
Yield	$0.366	$0.293	$0.363	$0.295

Fuel
Average fuel cost per gallon	$1.61	$1.12	$1.54	$1.12
Fuel gallons consumed (000’s)	63,094	72,867	117,791	134,905

Operating Fleet: (average during the period)
Aircraft count	39.0	36.7	39.1	37.8
Dry leased	3.0	4.0	3.1	4.0
Out of service	0.7	4.0	0.7	5.1

     Note dry leased and out of service aircraft are not included in the operating fleet aircraft count average.

Liquidity and Capital Resources

     At June 30, 2005, we had cash and cash equivalents of $192.5 million, compared with $133.9 million at December 31, 2004, an increase of $58.6 million, or 43.8% . Cash on hand, cash generated from operations and cash available under the Revolving Credit Facility (described below) was sufficient to meet our debt and lease obligations and to finance capital expenditures of approximately $29.0 million for 2005.

     Operating Activities. Net cash provided by operating activities for the first half of 2005 was $109.8 million, compared with net cash provided by operating activities of $71.0 million for the first half of 2004. The increase in cash provided by operating activities is primarily related to improved operating results.

     Investing Activities. Net cash used by investing activities were $13.4 million for the first half of 2005, which reflects capital expenditures of $17.6 million offset by a decrease in restricted funds held in trust of $4.2 million. Net cash used by investing activities was $9.5 million in the first half of 2004, primarily for capital expenditures.

     Financing Activities. Net cash used by financing activities was $37.7 million for the 2005 first half, which consisted primarily of $47.7 million of payments on long-term debt and capital lease obligations, and $0.1 million purchase of treasury stock, offset by $10.0 million in loan proceeds from the Revolving Credit Facility that was subsequently repaid. Net cash provided by financing activities was $3.5 million for the 2004 first half, which consisted primarily of $14.5 million of payments on long-term debt and capital lease obligations, offset by $18.0 million in loan proceeds from our DIP financing facility.

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

     See Note 10 to our audited consolidated financial statements included in the 2004 10-K for a description of the Company’s debt obligations and amendments thereto during the bankruptcy proceedings

Revolving Credit Facility

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

Off-Balance Sheet Arrangements

     There were no material changes in our off balance sheet arrangements during the three months ended June 30, 2005.

Contractual Obligations

     There were no material changes in our non-cancelable contractual cash obligations during the three months ended June 30, 2005.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in our 2004 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risks from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in our 2004 10-K, except as follows:

     Aviation fuel. Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10% increase in the average cost per gallon of fuel for the first half of 2005. Based on actual first half of 2005 fuel consumption for the Scheduled Service and Commercial Charter business segments, such an increase would result in an increase to aviation fuel expense of approximately $10.9 million for the first half of 2005. Fuel prices for AMC are set each September by the military and are fixed for the year and adjusted to actual costs incurred. ACMI does not present an aviation fuel market risk, as the cost of fuel is borne by the customer.

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

     Based on our management’s evaluation, for the reasons described above, our CEO and CFO have concluded that as of June 30, 2005, our disclosure controls were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As a result, additional time was required to complete this report for the period ended June 30, 2005, in order to enable our management to rely on mitigating controls and utilize alternate procedures to ensure that information required to be disclosed by us in this report was properly recorded, processed, summarized and reported.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     With respect to the fiscal quarter ended June 30, 2005, the information contained in response to this Item is set forth in Note 10 to our Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Holdings made the following repurchases of shares of its common stock (“Common Stock”) during the fiscal quarter ended June 30, 2005:

Period	(a) Total Number of	Average Price Paid	Total Number of	Maximum Number
	Shares Purchased	per Share	Shares Purchased as	(or Approximate
			Part of Publicly	Dollar Value) of
			Announced Plans or	Shares that May Yet
			Programs	Be Purchased Under
the Plans or Programs

April 1, 2005 through	2,784	$29.25	—	—
April 30, 2005

May 1, 2005 through	—	—	—	—
May 31, 2005

June 1, 2005 through	—	—	—	—
June 30, 2005

Total	2,784	$29.25	—	—

(a)           This column reflects the repurchase by Holdings of 2,784 shares of Common Stock from certain members of the Board of Directors to cover individual tax liabilities related to restricted shares that had previously vested.

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