Form 10-Q
period 2005-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2006-04-13
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

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

EXPLANATORY NOTE

     We did not timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. On December 9, 2005, we filed a Current Report on Form 8-K (the “Form 8-K”) containing, in Exhibit 99.2 furnished thereto, certain financial and other information relating to such quarter, consisting of unaudited Condensed Consolidated Financial Statements (“Financial Statements”), Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and Controls and Procedures, all as required by Part I, Items 1-4, of Form 10-Q, as well as the information required by Part II of Form 10-Q. As noted, the Financial Statements contained in such Form 8-K filing were not reviewed by our independent registered public accounting firm. Also on December 9, 2005, we issued a press release relating to the information provided in the Form 8-K. This Quarterly Report on Form 10-Q contains the information provided in the Form 8-K, the remainder of the items required by Form 10-Q, and certain additional or updated information relating to various developments that have occurred since the period covered by this report. The information reported herein is as of September 30, 2005, unless otherwise noted.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations for the Three and Nine Months	1
	Ended September 30, 2005 (Successor) and for the periods July 28, 2004 through
	September 30, 2004 (Successor), July 1, 2004 through July 27, 2004, and January
	1, 2004 through July 27, 2004 (Predecessor) (unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2005 (Successor)(unaudited)	2
	and December 31, 2004 (Successor)

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended	3
	September 30, 2005 (Successor) and for the periods July 28, 2004 through
	September 30, 2004 (Successor) and January 1, 2004 through July 27,2004
	(Predecessor) (unaudited)

	Notes to the Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	37

Item 6.	Exhibits and Reports on Form 8-K	37

	Signatures	38

	Exhibit Index	39

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Successor			Predecessor

		For the Nine	For the Period
	For the Three	Months	July 28, 2004	For the	For the Period
	Months Ended	Ended	through	Period July 1,	January 1,
	September 30,	September 30,	September 30,	2004 through	2004 through
	2005	2005	2004	July 27, 2004	July 27, 2004

Operating Revenues	$404,899	$1,147,030	$250,571	$99,605	$735,367

Operating Expenses
Aircraft fuel	105,115	286,633	63,969	23,850	175,103
Salaries, wages and benefits	61,686	175,747	36,956	18,794	122,715
Maintenance, materials and repairs	49,467	172,422	47,883	18,458	133,336
Aircraft rent	37,552	111,981	24,761	10,072	81,886
Ground handling and airport fees	16,017	53,525	17,214	7,544	53,558
Landing fees and other rent	20,393	59,445	14,606	7,432	53,039
Depreciation and amortization	11,768	37,838	11,214	3,840	33,510
Insurance gain	(7,467)	(7,467)	-	-	-
Travel	14,896	44,248	10,134	4,760	29,549
Pre-petition and post-emergence costs and
related professional fees	504	2,988	364	-	9,439
Other	26,955	77,418	18,964	13,895	65,931

Total operating expenses	336,886	1,014,778	246,065	108,645	758,066

Operating income (loss)	68,013	132,252	4,506	(9,040)	(22,699)

Non-operating Expenses (Income)
Interest income	(2,015)	(4,134)	(297)	(102)	(572)
Interest expense (excluding post-petition
contractual interest of $7,117 and $20,956
for the period July 1, 2004 through July 27,
2004 and January 1, 2004 through July 27,
2004, respectively)	19,634	55,432	12,273	7,091	50,222
Other, net	(228)	1,942	(115)	441	1,434
Reorganization items, net	-	-	-	(164,092)	(112,513)

Total non-operating expenses (income)	17,391	53,240	11,861	(156,662)	(61,429)

Income (loss) before income taxes	50,622	79,012	(7,355)	147,622	38,730
Income tax expense (benefit)	20,759	32,620	(3,003)	9,368	10,484

Net income (loss)	$29,863	$46,392	$(4,352)	$138,254	$28,246

Income (loss) per share:

Basic	$1.47	$2.29	$(0.22)	$3.60	$0.74

Diluted	$1.44	$2.24	$(0.22)	$3.60	$0.74

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
	Successor

	September 30,	December 31,
	2005	2004

Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$277,791	$133,917
Restricted funds held in trust	1,067	20,889
Accounts receivable, net of allowance of $4,227
and $11,252, respectively	101,848	141,012
Prepaid maintenance	56,178	71,363
Deferred taxes	11,339	11,339
Prepaid expenses and other current assets	31,416	16,703

Total current assets	479,639	395,223
Other Assets
Property and equipment, net	582,350	609,754
Deposits and other assets	29,495	33,779
Lease contracts and intangible assets, net	52,933	103,440

Total Assets	$1,144,417	$1,142,196

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$20,496	$18,024
Accrued liabilities	169,112	169,024
Current portion of long-term debt and capital leases	48,845	36,084

Total current liabilities	238,453	223,132

Other Liabilities
Long-term debt and capital leases	551,678	602,985
Deferred tax liability	9,554	28,258
Other liabilities	19,423	9,859

Total other liabilities	580,655	641,102

Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized;
no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized;
19,761,080 and 3,607,934 shares issued ,
19,694,511 and 3,607,934 shares outstanding (net of treasury stock)
at September 30, 2005 and December 31, 2004, respectively	198	36
Additional paid-in-capital	251,797	48,337
Common stock to be issued to creditors (Note 3)	13,903	216,069
Treasury stock (Note 12)	(2,260)	—
Deferred compensation	(7,431)	(9,190)
Retained earnings	69,102	22,710

Total stockholders’ equity	325,309	277,962

Total Liabilities and Stockholders’ Equity	$1,144,417	$1,142,196

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Successor		Predecessor

		For the Period	For the Period
	For the Nine	July 28, 2004	January 1,
	Months Ended	through	2004 through
	September 30,	September 30,	July 27,
	2005	2004	2004

Cash Flow from Operating Activities:
Net income (loss)	$46,392	$(4,352)	$28,246
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities
Reorganization items, net	-	-	(156,722)
Depreciation and amortization	37,838	11,214	33,510
Accretion of debt discount	12,729	2,909	-
Amortization of operating lease discount	1,376	306	-
Release of allowance for doubtful accounts	(3,586)	(1,171)	(2,329)
Insurance gain	(7,467)	-	-
Amortization of debt issuance cost and lease financing deferred gains	253	-	2,862
Recognition of compensation from restricted stock	3,051	665	-
Changes in certain operating assets and liabilities	98,449	(12,628)	163,850

Net cash provided (used) by operating activities	189,035	(3,057)	69,417

Cash Flows from Investing Activities:
Capital expenditures	(24,070)	(4,388)	(16,441)
Insurance proceeds	12,550	-	-
Decrease (increase) in restricted funds held in trust	19,822	(87)	(40,153)

Net cash provided (used) by investing activities	8,302	(4,475)	(56,594)

Cash Flows from Financing Activities:
Proceeds from loan	10,000	-	18,000
Proceeds from sale of subscription shares	-	-	20,153
Proceeds from stock option exercises	164	-	-
Purchase of treasury stock	(2,260)	-	-
Loan fees	(92)	(424)	(2,640)
Payments on debt	(61,275)	(4,946)	(31,404)

Net cash provided (used) by financing activities	(53,463)	(5,370)	4,109

Net increase (decrease) in cash and cash equivalents	143,874	(12,902)	16,932

Cash and cash equivalents at the beginning of period	133,917	110,229	93,297

Cash and cash equivalents at the end of period	$277,791	$97,327	$110,229

Supplemental disclosure of cash flow information

Cash paid for reorganization items	$-	$-	$44,209

Supplemental disclosure of non cash flow financing and investing information
Increase in debt and flight equipment	$-	$-	$204,964

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

     The accompanying interim Condensed Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly present the financial position of Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) and its consolidated subsidiaries as of September 30, 2005, the results of operations for the three and nine month periods ended September 30, 2005, and for the periods July 28, 2004 through September 30, 2004, July 1, 2004 through July 27, 2004, and January 1, 2004 through July 27, 2004, and cash flows for the nine month period ended September 30, 2005 and for the periods July 28, 2004 through September 30, 2004, and January 1, 2004 through July 27, 2004. The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2004 included in the Annual Report on Form 10-K of Holdings that was filed with the SEC on June 30, 2005 (“2004 10-K”). The Company’s (defined below) quarterly results have in the past been subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

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

     The Predecessor (defined below) Financial Statements have been prepared in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). Expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as “Reorganization Items, net”, for the periods July 1, 2004 through July 27, 2004, and January 1, 2004 through July 27, 2004. Also, interest expense was recorded only to the extent that it was to be paid during the pending Chapter 11 Cases (as defined below) or where it was probable that it would be an allowed claim in the Chapter 11 Cases. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows. References to “Predecessor Company” or “Predecessor” refer to the Company through July 27, 2004 (the “Effective Date” as described below). References to “Successor Company” or “Successor” refer to the Company after the Effective Date, after giving effect to the cancellation of the common stock of the Predecessor (“Old Common Stock”) and the issuance of new securities (“Common Stock”) in accordance with the Plan of Reorganization (defined in Note 2) and the application of fresh-start accounting. As a result of the application of fresh-start accounting, the Successor Company’s Financial Statements are not presented on a comparable basis with the Predecessor Company’s Financial Statements.

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

     As part of the Global Settlement and pursuant to the Plan of Reorganization, the holders of allowed unsecured claims against Polar will receive a 60.0% cash distribution. The cash settlement payments were funded by the Company with cash on hand, including proceeds of approximately $20.2 million derived from a subscription offering of Holdings Common Stock to unsecured creditors of Atlas completed in July 2004. Under the Global Settlement, the percentage of Holdings’ common stock initially anticipated to be allocated to unsecured creditors of Polar (the “Polar Creditors”) were offered for sale and sold to the unsecured creditors of Atlas with the proceeds placed in a trust for the benefit of the Polar Creditors. Unpaid amounts related to the Polar Creditors are shown on the accompanying balance sheet as “restricted funds held in trust” at September 30, 2005 and December 31, 2004. As of December 31, 2005, the Company has distributed approximately $24.5 million in cash payments under the Global Settlement and anticipates an additional distribution of up to $0.1 million. Based on the difference between the available cash balance in the trust and the estimated claims remaining, on July 20, 2005, the trust transferred $15.0 million back to the Company. The holders of allowed general unsecured claims against Holdings, Atlas, Acquisition and Logistics will receive, collectively, 17,202,666 shares of the Common Stock, which, excluding shares acquired pursuant to the subscription offering were valued under the Plan of Reorganization at approximately $216.2 million (at the Plan of Reorganization value of $12.57 per share).

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

     Remaining share distributions of Common Stock to holders of general unsecured claims will take place on a periodic basis, subject to approval by the Bankruptcy Court.

Reorganization Items, net

     In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items, net. The following reorganization items were incurred:

	For the period	For the period
	January 31, 2004	July 1, 2004
	through	through
	July 27, 2004	July 27, 2004

Legal and professional fees	$44,209	$21,636
Rejection of CF6-80 power-by-the-hour engine agreement	(59,552)	-
Claims related to rejection of owned and capital leased aircraft	84,143	33,589
Claims related to rejection of aircraft leases	42,506	4,402
Other	7,782	7,882
Fresh-start adjustments	173,598	173,598
Gain on cancellation of pre-petition debt	(405,199)	(405,199)

Total	$(112,513)	$(164,092)

     Also in accordance with SOP 90-7, an interest expense of $3.2 million for the period July 1, 2004 through July 27, 2004, and $21.0 million for the period January 31, 2004 through July 27, 2004, has not been recognized because such interest does not constitute an allowed claim and will not otherwise be paid.

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

$(173,598)

     As a result of these fresh-start valuation adjustments, reported historical Financial Statements of the Company for periods prior to the Effective Date are not comparable with those for periods after the Effective Date.

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

     Uncertainties and contingencies beyond the Company’s control that could affect the above assumptions include changes in interest rates used for debt and lease calculations, a change in the growth rates based on the cyclical nature of the industry and changes in geopolitical policies. If different assumptions were used, the fair values of the Company’s assets and liabilities could have been materially increased or decreased.

     See Note 3 to the audited consolidated financial statements included in the 2004 Form 10-K for a full description of the Company’s adoption of fresh-start accounting.

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

Assets Held for Sale

     In August 2005, aircraft number N921FT and two related spare engines were listed for sale by the Company and were accounted for as assets held for sale, and depreciation ceased. The aggregate carrying value of the aircraft and spare engines at September 30, 2005 is $5.2 million, which is included within Prepaid expenses and other current assets on the condensed consolidated balance sheet.

Investments

     The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method.

     The September 30, 2005 and December 31, 2004 aggregate carrying value of the investment of $15.2 million and $17.5 million, respectively, is included within deposits and other assets on the condensed consolidated balance sheets.

     These assets principally relate to the private company’s airline operating certificate and finite-lived intangible assets related to existing customer contracts. Fair value of this investment was determined by an independent appraisal as of July 27, 2004 as part of fresh start accounting. The finite lived intangible asset is amortized on a straight-line basis over the three year estimated life of the contracts.

Concentration of Credit Risk and Significant Customers

     United States Military Airlift Mobility Command (“AMC”) charters accounted for 28.5% and 26.9% of the Company’s total revenues for the three and nine month periods ended September 30, 2005, 20.9% for the period July 28 through September 30, 2004, 25.2% for the period July 1, 2004 through July 27, 2004, and 21.2% for the period January 1 through July 27, 2004. Accounts receivable from the United States Military were $7.6 million and $17.3 million at September 30, 2005 and December 31, 2004, respectively.

Debt Issuance Costs

     Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method for amortization. Amortization of debt issuance costs was $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2005, zero for the period July 28, 2004 through September 30, 2004, $0.9 million for the period July 1, 2004 through July 27, 2004, and $5.2 million for the period January 1, 2004 through July 27, 2004. Amortization of debt issuance costs is included as a component of interest expense on the condensed consolidated statements of operations.

Stock-Based Compensation

     Through December 31, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations (“APB 25”). The Company had adopted the disclosure only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”). Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123 and SFAS No. 148, pro forma net income (loss) and income (loss) per share would have been as follows:

	Successor			Predecessor

			For the Period
	For the Three	For the Nine	July 28, 2004	For the	For the Period
	Months Ended	Months Ended	through	Period July 1,	January 1, 2004
	September 30,	September 30,	September 30,	2004 through	through
	2005	2005	2004	July 27, 2004	July 27, 2004

Net income (loss), as reported	$29,863	$46,392	$(4,352)	$138,254	$28,246
Add: Restricted stock expense, net of tax	577	1,820	369	—	—
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of tax	(971)	(2,790)	(445)	(1,109)	(4,618)

Pro forma net income (loss)	$29,469	$45,422	$(4,428)	$137,145	$23,628

Basic income (loss) per share:
As reported	$1.47	$2.29	$(0.22)	$3.60	$0.74

Pro forma	$1.45	$2.24	$(0.22)	$3.57	$0.62

Diluted income (loss) per share:
As reported	$1.44	$2.24	$(0.22)	$3.60	$0.74

Pro forma	$1.42	$2.20	$(0.22)	$3.57	$0.62

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

     The Company has evaluated the impact SFAS 123R will have on its Financial Statements and based on its preliminary analysis expects to incur up to approximately $4.8 million of additional compensation expense over the vesting period of the unvested options as a result of the adoption of this new accounting standard ($2.6 million of which is expected for 2006).

5. Property and Equipment

     Property and equipment consisted of the following:

	Successor

	September 30,	December 31,
	2005	2004

Flight equipment	$599,255	$607,184
Ground equipment and buildings	15,461	13,541

Total	614,716	620,725
Less accumulated depreciation	(32,366)	(10,971)

Property, plant, and equipment—net	$582,350	$609,754

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

6. Debt

     The Company’s debt obligations, including capital leases, were as follows:

	Successor

	September 30,	December 31,
	2005	2004

Debt Obligations
Aircraft Credit Facility	$33,692	$35,024
AFL III Credit Facility	118,622	138,254
2000 Enhanced Equipment Trust Certificates	69,054	71,571
1999 Enhanced Equipment Trust Certificates	131,626	135,018
1998 Enhanced Equipment Trust Certificates	196,076	200,530
Capital leases	31,968	36,717
Other debt	19,485	21,955

Total debt and capital leases	600,523	639,069
Less current portion of debt and capital leases	(48,845)	(36,084)

Long-term debt and capital leases	$551,678	$602,985

     At September 30, 2005 and December 31, 2004, the Company had $110.7 million and $123.4 million, respectively, of unamortized discount related to the fair market value adjustments recorded against debt as a result of the application of fresh-start accounting.

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

     See Note 10 to the audited consolidated financial statements included in the 2004 10-K for a description of the Company’s debt obligations and amendments thereto during the bankruptcy proceedings.

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

     The Revolving Credit Facility contains usual and customary covenants for transactions of this kind. At September 30, 2005, the Company had no borrowings outstanding under the Revolving Credit Facility, $19.6 million was available for borrowing thereunder, and letters of credit totaling $0.4 million had been issued.

7. Related Party Transactions

     The Company was party to two separate consulting agreements with Joseph J. Steuert, a former director of the Company. Pursuant to such consultancy agreements, the director agreed to provide the Company with consultancy services in connection with the restructuring of its financial obligations. The Company incurred consulting fees and expenses to this director of $0.8 million during such period. The agreement was rejected in bankruptcy and the Company is no longer subject to the agreement or the agreement’s automatic renewal.

     Another former director of the Company, Stephen A. Greene, is a partner in a law firm, Cahill Gordon & Reindel LLP that acted as outside counsel to the Company. The Company paid legal fees and expenses to this law firm of $0.2 million and $0.8 million for the three and nine month periods ended September 30, 2005, respectively, and $1.5 million for the period July 28, through September 30, 2004, zero for the period July 1, 2004 through July 27, 2004, and $1.9 million for the period January 1 through July 27, 2004, respectively.

     Effective July 27, 2004, the Company elected a new Board of Directors. The new Board includes James S. Gilmore III, a non-employee director of the Company, who is a partner at the law firm of Kelley Drye & Warren LLP, outside counsel to the Company, and Robert F. Agnew, also a non-employee director of the Company, who is an executive officer of Morten Beyer & Agnew, a consulting firm with which the Company transacts business. The Company paid legal fees to the firm of Kelley Drye & Warren LLP of $1.0 million and $3.5 million for the three and nine months ended September 30, 2005 and $1.0 million for the period July 28, through September 30, 2004, $0.7 million for the period July 1, 2004 through July 27, 2004, and $1.2 million for the period January 1 through July 27, 2004, respectively. The Company paid fees and expenses to Morten Beyer & Agnew, of zero and $0.1 million for the three and nine months ended September 30, 2005 and $0.1 million for the period July 28, through September 30, 2004, and zero for the periods July 1, 2004 through July 27, 2004 and January 1 through July 27, 2004, respectively. At September 30, 2005 and December 31, 2004, the Company had a payable balance to Kelley Drye & Warren LLP of $0.9 million and $1.0 million, respectively, which is included in accrued liabilities on the condensed consolidated balance sheet. Neither Mr. Gilmore nor Mr. Agnew serves on the Audit Committee or Compensation Committee of the Board of Directors as of December 31, 2005.

     Atlas dry leases three owned aircraft to a company in which the Company owns a minority investment as of September 30, 2005. The investment is accounted for under the equity method. The leases have terms that mature at various dates through July 2007 and contain options for renewal by the lessee. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for the three aircraft was $11.2 million and $33.5 million for the three and nine month periods ended September 30, 2005, $7.7 million for the period July 28, through September 30, 2004, $3.2 million for the period July 1 through July 27, 2004, and $24.8 million for the period January 1 through July 27, 2004, respectively.

8. Income Taxes

     The Company’s effective tax rate for the three and nine months ended September 30, 2005 differs from the U.S. statutory rate due to nondeductible professional fees related to the reorganization and the effect of incremental tax reserves. For the period January 1, 2004 to July 27, 2004, the Company recorded income related primarily to the cancellation of debt in the bankruptcy. No cash tax will be levied against this income; rather, it will reduce either existing net operating loss carryforwards or the tax basis of certain assets. Exclusive of these items, the Company’s effective tax rate for the predecessor period from January 1 through July 27, 2004 differs from the U.S. statutory rate due to losses for which no net tax benefit was provided and the effect of incremental tax reserves.

     During the nine months ended September 30, 2005, the Company recorded a deferred tax provision of approximately $32.6 million, and approximately $32.5 million of the valuation allowance previously recorded against deferred tax assets has been released. Pursuant to SOP 90-7, the reduction in the valuation allowance has been recorded as a reduction in intangible assets. In addition, deferred tax liabilities recorded in relation to such intangibles have been reduced by approximately $18.1 million and have also been recorded as a reduction in intangible assets. Therefore, entries totaling approximately $50.6 million have been recorded against intangible assets for the nine months ended September 30, 2005. As a result of these changes to the Company’s valuation allowance and deferred tax liabilities, the Company has a net deferred tax asset of approximately $1.8 million at September 30, 2005, compared with a net deferred tax liability of approximately $16.9 million at December 31, 2004.

     Due to the emergence from bankruptcy, and pursuant to SOP 90-7, tax contingencies, including valuation allowances on the Company's tax assets, are reversed first to intangible assets and then to additional paid-in-capital.

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

     Effective for 2005, the Company made changes to the way the Company determines FAC. The changes principally relate to the methodology used to allocate aircraft cost and related maintenance to segments. The Company has reclassified certain prior-period amounts to conform to the current period's presentation. The following table sets forth revenues, FAC for the Company’s four reportable business segments reconciled to operating income (loss) and income (loss) before income taxes as required by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information:

	Successor			Predecessor

			For the Period
	For the Three	For the Nine	July 28, 2004	For the Period	For the Period
	Months Ended	Months Ended	through	July 1, 2004	January 1, 2004
	September 30,	September 30,	September 30,	through	through
	2005	2005	2004	July 27, 2004	July 27, 2004

Revenues:
Scheduled Service	$138,546	$400,661	$117,417	$43,046	$343,605
ACMI	115,876	348,037	63,111	26,230	194,332
AMC Charter	115,516	308,789	52,410	25,078	156,260
Commercial Charter	22,823	53,923	9,237	1,961	15,812
All Other	12,138	35,620	8,396	3,290	25,358

Total operating revenues	$404,899	$1,147,030	$250,571	$99,605	$735,367

FAC:
Scheduled Service	$6,913	$(597)	$(9,669)	$(9,556)	$(60,773)
ACMI	12,533	16,841	(5,333)	(3,304)	(6,191)
AMC Charter	18,873	46,015	6,872	1,885	13,555
Commercial Charter	2,070	3,355	(190)	(581)	(3,531)

Total FAC	40,389	65,614	(8,320)	(11,556)	(56,940)

Add back (subtract):
Unallocated other	3,270	8,919	1,329	(4,914)	(7,404)
Gain on sale of assets	7,467	7,467	-	-	-
Pre-petition and post-
emergence costs and
related professional fees	(504)	(2,988)	(364)	-	(9,439)
Interest income	(2,015)	(4,134)	(297)	(102)	(572)
Interest expense	19,634	55,432	12,273	7,091	50,222
Other, net	(228)	1,942	(115)	441	1,434

Operating income (loss)	68,013	132,252	4,506	(9,040)	(22,699)

(Add back) subtract:
Interest income	(2,015)	(4,134)	(297)	(102)	(572)
Interest expense	19,634	55,432	12,273	7,091	50,222
Other, net	(228)	1,942	(115)	441	1,434
Reorganization items, net	-	-	-	(164,092)	(112,513)

Income (loss) before income taxes	$50,622	$79,012	$(7,355)	$147,622	$38,730

10. Commitments and Contingencies

Aircraft Conversions

     On May 12, 2005, the Company entered into a slot conversion agreement with Israel Aircraft Industries Ltd. and PSF Conversions LLP pursuant to which the Company has the option to convert four Boeing 747-400 passenger aircraft to Boeing 747 special freighter (“747SF”) configuration during the period from late-2007 to mid-2009. The agreement also includes an option covering the modification of up to six additional Boeing 747-400 passenger aircraft to 747SF aircraft during the period from 2009 to 2011. The Company has not yet committed to acquire the related aircraft. At September 30, 2005, the Company had a balance of $2.5 million of capitalized option costs, which are included in Property and equipment in the consolidated balance sheets.

Labor

     The Air Line Pilots Association ("ALPA") represents all of the Company's U.S. pilots at both Atlas and Polar. Collectively, these employees represent approximately 49% of the Company's workforce as of September 30, 2005. Polar's collective bargaining agreement with ALPA became amendable in May 2003 and the Atlas collective bargaining agreement became amendable in February 2006.

     Negotiations with ALPA to amend the Polar agreement began in February 2003. Since July 2003, the parties' negotiations were under the direction of the National Mediation Board (the "NMB"). On August 16, 2005, and at the request of ALPA, the parties were released into a thirty-day cooling off period that must occur before either party can implement economic self-help. When no agreement was reached during this cooling off period, ALPA elected to exercise its right to economic self-help and called a strike on September 16, 2005. On October 2, 2005, the parties entered into a tentative agreement to settle the strike, which was ratified and became effective October 5, 2005. This agreement is for a term of eighteen months beginning October 5, 2005. The agreement also provides for a 10.5% base wage increase retroactive to June 1, 2005 and an increase in the Company’s matching component of the Polar crewmember 401k plan to 50% of the crewmembers contribution, with the maximum contribution eligible for Company match capped at 10% of the crewmember's earnings, effective January 1, 2006. In the third quarter, the Company accrued $1.7 million due to the retroactive provisions of this agreement.

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

Bankruptcy Proofs of Claim

     In addition to the proofs of claim filed by the IRS as described below, incident to administering the Company’s bankruptcy estates, the Company is currently reconciling the proofs of claim filed in the bankruptcy. As part of this reconciliation process, the Company has objected to a multitude of claims, which may result in litigation between the Company and the various claimants that will be resolved by the Bankruptcy Court. Except for the IRS claims described below, the Company does not believe that any one of these claims, if resolved against the Company, will have a material adverse effect on the Company’s financial condition and results of operations.

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

11. Stock-Based Compensation Plans

Successor

     Pursuant to the Plan of Reorganization, the Company made a second award of stock options and restricted stock to its employees in March 2006, in which an additional 407,000 stock options were granted and 18,000 restricted shares of stock were awarded. The first award was made immediately following the Effective Date (see Note 3). In addition, there have been 30,000 shares of restricted stock and 65,000 stock options issued to management during the nine months ended September 30, 2005.

12. Treasury Stock

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

13. Income (Loss) Per Share and Number of Common Shares Outstanding

     Basic income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period. Diluted income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common securities consist of 0.8 million stock options and 0.5 million shares of restricted stock for the period July 28, 2004 through September 30, 2004, and 1.8 million stock options outstanding for the periods July 1, 2004 through July 27, 2004 and January 1, 2004 through July 27, 2004. The impact of these options and restricted shares would be anti-dilutive in 2004 due to either losses incurred during the period or out-of-the-money options and are not included in the diluted loss per share calculation.

     The calculations of basic and diluted income (loss) per share were as follows:

	Successor				Predecessor

	For the Three		For the Period
	Months	For the Nine	July 28, 2004		For the		For the Period
	Ended	Months Ended	through		Period July 1,		January 1, 2004
	September 30,	September 30,	September 30,		2004 through		through
	2005	2005	2004		July 27, 2004		July 27, 2004

Numerator:
Net income (loss)	$29,863	$46,392	$(4,352)		$138,254		$28,246

Denominator for basic earnings
per share	20,306	20,243	20,207		38,378		38,378
Effect of dilutive securities:
Stock options	273	238	-	(a)	-	(a)	-	(a)
Restricted stock	208	229	-	(a)	-		-

Denominator for diluted earnings
per share	20,787	20,710	20,207		38,378		38,378

Basic income (loss) per share	$1.47	$2.29	$(0.22)		$3.60		$0.74

Diluted income (loss) per share	$1.44	$2.24	$(0.22)		$3.60		$0.74

(a) Antidilutive

14. Subsequent Events.

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

     On November 10, 2005, in two separate transactions, the Company sold one of its Boeing 747-100 airframes (tail number N859FT) and one of its 747-200 airframes (tail number N808MC) for parts and salvage at a combined price of $0.3 million. These airframes were not part of the operating fleet on September 30, 2005 (see also Note 5).

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

Background and Bankruptcy

     On January 30, 2004, the Debtors each filed voluntary bankruptcy petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Bankruptcy Court jointly administered the Chapter 11 Cases. During the course of the Chapter 11 Proceedings, the Debtors operated their respective businesses and managed their respective properties and assets as DIPs under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. The Bankruptcy Court entered an order confirming the Plan of Reorganization on July 14, 2004 and the Debtors emerged from bankruptcy on July 27, 2004. The Financial Statements and other financial disclosures in this report include data for all of our subsidiaries, including those that did not file for relief under Chapter 11.

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

     In our ACMI business, customers receive an aircraft, which is crewed, maintained and insured by us in exchange for an agreed upon level of operation over a defined period of time. We are paid a defined hourly rate for the time the aircraft is operated or a minimum contractual rate when hourly activity falls below minimum guaranteed levels. All other direct operating expenses, such as aviation fuel, landing fees and ground handling costs, are the customer’s responsibility. Our ACMI contracts typically have terms ranging from several months to five years. We measure the performance of our ACMI business in terms of revenue per Block Hour and FAC. FAC is also used to analyze the profitability or contribution to net income or loss of our other business segments.

     Our Scheduled Service business is conducted principally through Polar, although pursuant to an alliance agreement between Atlas and Polar, Atlas may also provide Scheduled Service on behalf of Polar. We operate airport-to-airport specific routes on a specific schedule and customers pay to have their freight carried on that route and schedule. Our Scheduled Service all-cargo network serves four principal economic regions: North America, South America, Asia and Europe. We offer access to Japan through route and operating rights at Tokyo’s Narita Airport, and, as of December 2, 2004, we offer access to the People’s Republic of China through route and operating rights at Shanghai’s Pudong Airport. As of September 30, 2005, our Scheduled Service operation provides 18 daily departures to 16 cities in nine countries across four continents. Our Scheduled Service business is designed to provide:

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

     The most significant trends that are evident when comparing our operations for the nine months ended September 30, 2005 to 2004 are:

  a reduction in Scheduled Service ATMs and RTMs as aircraft were reallocated to more profitable ACMI and AMC opportunities;

  improved performance in our ACMI businesses, due primarily to improvements in Revenue per Block Hour, increased Block Hour activity, a reduction in overhead costs per Block Hour and the elimination of non- operating or “parked” aircraft; and

  an increase in AMC Block Hour activity resulting from the continuing military activity in the Middle East.

     Overall, Block Hours increased 6.7% for the first three quarters of 2005 compared with the same period in 2004. Specifically, Block Hours increased 31.7% for ACMI, decreased 33.4% for Scheduled Service, increased 29.2% for AMC Charters and increased 66.6% for Commercial Charters for the first three quarters of 2005 compared with the same period in 2004.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

     The following discussion should be read in conjunction with our Financial Statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report.

     The discussion below provides comparative information on our historical consolidated results of operations. The information provided below with respect to aircraft rent, depreciation and interest expense for periods after July 27, 2004, were materially affected by several factors, which did not affect such items for comparable periods during the first seven months of 2004. In conjunction with our emergence from bankruptcy, we applied the provisions of fresh-start accounting effective as of July 27, 2004, at which time a new reporting entity was deemed to be created.

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

     Notwithstanding the lack of comparability, we have prepared the following analysis to facilitate the 2005 and 2004 quarter-on-quarter and year-to-date discussion of operating results. The numbers provided in the successor and predecessor periods have been prepared in accordance with GAAP, however the combined results for the three months ended September 30, 2004 provided below have not been presented in accordance with GAAP and, as noted, results after July 27, 2004 are not on the same basis as results prior to that date (in millions).

	Successor	Successor	Predecessor	Combined

		For the Period
	For the Three	July 28, 2004	For the Period	For the Three
	Months Ended	Through	July 1, 2004	Months Ended
	September 30,	September 30,	Through July 27,	September 30,
	2005	2004	2004	2004

Operating Revenues
Scheduled Service	$138.6	$117.4	$43.0	$160.4
ACMI	115.9	63.1	26.2	89.3
AMC Charter	115.5	52.4	25.1	77.5
Commercial Charter	22.8	9.2	2.0	11.2
Other revenue	12.1	8.5	3.3	11.8

Total operating revenues	404.9	250.6	99.6	350.2

Operating expenses
Aircraft fuel	105.1	64.0	23.9	87.9
Salaries, wages and benefits	61.7	36.9	18.8	55.7
Maintenance, materials and repairs	49.5	47.9	18.5	66.4
Aircraft rent	37.5	24.8	10.1	34.9
Ground handling and airport fees	16.0	17.2	7.5	24.7
Landing fees and other rent	20.4	14.6	7.4	22.0
Depreciation and amortization	11.8	11.2	3.8	15.0
Insurance gain	(7.5)	-	-	-
Travel	14.9	10.1	4.8	14.9
Pre-petition costs and post-emergence
Costs and related professional fees	0.5	0.4	-	0.4
Other	27.0	19.0	13.8	32.8

Total operating expenses	336.9	246.1	108.6	354.7

Operating income (loss)	$68.0	$4.5	$(9.0)	$(4.5)

Consolidated Results

     Scheduled Service revenue was $138.6 million for the third quarter of 2005, compared with $160.4 million for the third quarter of 2004, a decrease of $21.8 million, or 13.6%, primarily due to a reduction in capacity, partially offset by higher yields and higher load factors. RTMs in the Scheduled Service segment were 343.6 million on a total capacity of 519.2 million ATMs in the third quarter of 2005, compared with RTMs of 522.2 million on a total capacity of 808.2 million ATMs in the third quarter of 2004. Block Hours were 8,972 in the third quarter of 2005, compared with 13,765 for the third quarter of 2004, a decrease of 4,793, or 34.8% . Load factor was 66.2% with a yield of $0.404 in the third quarter of 2005, compared with a load factor of 64.6% and a yield of $0.307 in the third quarter of 2004. RATM in our Scheduled Service segment was $0.267 in the third quarter of 2005, compared with $0.199 in the third quarter of 2004, representing an increase of 34.2% .

     The significant decrease in Scheduled Service revenue is the result of our reallocation of aircraft to ACMI and AMC flying and the reduction in Scheduled Service business during the Polar strike, which in the aggregate reduced ATMs by approximately 289.1 million. The Polar strike started on September 16, 2005 and was settled on October 5, 2005 following the ratification of a new labor agreement (see Note 10 to our Financial Statements). The revenue impact of the significant reduction in capacity was partially offset by an increase in unit revenue and load factor, which continued to improve due to a number of factors, including the impact of our continued optimization of the scheduled network. While we believe that both the 2005 and 2004 periods were affected by increases in fuel surcharges, we cannot quantify the increases due to system limitations.

     ACMI revenue was $115.9 million for the third quarter of 2005, compared with $89.3 million for the third quarter of 2004, an increase of $26.6 million, or 29.8%, primarily due to higher Block Hours, an increase in the number of ACMI contracts on aircraft, and an increase in our average ACMI rates. ACMI Block Hours were 20,804 for the third quarter of 2005, compared with 17,066 for the third quarter of 2004, an increase of 3,738 Block Hours, or 21.9% . Revenue per Block Hour was $5,570 for the third quarter of 2005, compared with $5,235 for the third quarter of 2004, an increase of $335 per Block Hour, or 6.4% .. Total aircraft under full-time ACMI contracts as of September 30, 2005 were seven 747-200 aircraft and ten 747-400 aircraft, compared with September 30, 2004, when we had ten 747-200 aircraft and six 747-400 aircraft under ACMI contracts.

     AMC Charter revenue was $115.5 million for the third quarter of 2005, compared with $77.5 million for the third quarter of 2004, an increase of $38.0 million, or 49.0%, primarily due to a higher volume of AMC Charter flights and an increase in our AMC Charter rates. AMC Charter Block Hours were 8,194 for the third quarter of 2005, compared with 6,198 for the third quarter of 2004, an increase of 1,996 Block Hours, or 32.2% . Revenue per Block hour was $14,098 for the third quarter of 2005, compared with $12,502 for the third quarter of 2004, an increase of $1,596 per Block Hour, or 12.8%. The increase in AMC Charter activity was primarily the result of the U.S. Military’s continued involvement with the conflict in the Middle East. The increase in rate was primarily a function of an increase in the fixed rate for AMC fuel, which increased from 101 cents per gallon for the third quarter of 2004 to 140 cents per gallon for the third quarter of 2005.

     Commercial Charter revenue was $22.8 million for the third quarter of 2005, compared with $11.2 million for the third quarter of 2004, an increase of $11.6 million, or 103.6%, primarily as a result of both a higher volume of Commercial Charter flights and higher revenue per Block Hour. Commercial Charter Block Hours were 1,364 for the third quarter of 2005, compared with 891 for the third quarter of 2004, an increase of 473, or 53.1% . Revenue per Block Hour was $16,732 for the third quarter of 2005, compared with $12,568 for the third quarter of 2004, an increase of $4,164 per Block Hour, or 33.1% . The increase in Commercial Charter revenue was primarily due to the increase in charter activity, driven in part by one-way charter flights on the return legs of AMC flights and the increases in rates reflecting higher fuel prices.

     Aircraft fuel expense was $105.1 million for the third quarter of 2005, compared with $87.9 million for the third quarter of 2004, an increase of $ 17.2 million, or 19.6%, as a result of an increase in fuel prices, partially offset by a decrease in Block Hours for Scheduled Service. Average fuel price per gallon was approximately 164 cents for the third quarter of 2005, compared with approximately 121 cents for the third quarter of 2004, an increase of 43 cents, or 35.5%, partially offset by a 8.5 million gallon, or 11.7%, decrease in fuel consumption to 64.2 million gallons for the third quarter of 2005 from 72.7 million gallons during the third quarter of 2004. The decrease in our overall fuel consumption corresponds to the decrease of 4,793 Scheduled Service Block Hours, partially offset by a 1,996 increase in AMC Block Hours and a 473 increase in Commercial Charter Block Hours.

     Salaries, wages and benefits were $61.7 million for the third quarter of 2005, compared with $55.7 million for the third quarter of 2004, an increase of $6.0 million, or 10.8% . Crew salaries, wages, and benefits increased $4.3 million year over year due to an increase in Block Hours, contractual pay rate increases and a $1.7 million charge for crew salary for the retroactive items included in the new Polar crew labor agreement ratified on October 5, 2005 (see Note 10 to our Financial Statements).

     Other increases include restricted stock expense, such restricted stock having first been granted late in the third quarter and in the fourth quarter of 2004, as well as profit sharing and incentive compensation expense, which were not accrued in 2004 due to losses incurred.

     Maintenance materials and repairs were $49.5 million for the third quarter of 2005, compared with $66.4 million for the third quarter of 2004, a decrease of $16.9 million, or 25.5% . The decrease in maintenance expense was primarily the result of fewer C Checks, D Checks, and engine overhauls. There were two C Checks on Boeing 747-200 aircraft in the third quarter of 2005, as compared with four C Checks on Boeing 747-200 aircraft during the third quarter of 2004. There was one D Check on Boeing 747-200 aircraft in the third quarter of 2005 compared with two D Checks on Boeing 747-200 aircraft during the third quarter of 2004. There were 13 engine overhauls in the third quarter of 2005 compared with 15 during the third quarter of 2004.

     Ground handling and airport fees were $16.0 million for the third quarter of 2005, compared with $24.7 million for the third quarter of 2004, a decrease of $8.7 million, or 35.2% . The primary cause of the decrease was the result of reduced Scheduled Service flying which is the primary service which incurs these costs.

     Insurance gain of $7.5 million in the third quarter of 2005 relates to the insurance claim on aircraft tail number N808MC. The gain represents the amount by which insurance proceeds exceeded the net book value of the aircraft (see Note 5 to our Financial Statements).

     Travel was $14.9 million for each of the third quarters of 2005 and 2004.

     Pre-petition and post-emergence costs and related professional fees were $0.5 million in the third quarter of 2005. We incurred expenses (primarily professional fees) in the successor period related to the winding down of the bankruptcy proceedings during the period. These expenses are recorded as incurred. Such expenses incurred during the bankruptcy are classified within reorganization items net, and were $21.6 million in the third quarter of 2004. Other operating expense was $27.0 million in the third quarter of 2005, compared with $32.8 million in the third quarter of 2004, a decrease of $5.8 million, or 17.7% . The decrease in other operating expenses was due primarily to fines accrued in 2004 that did not recur in 2005 and a reduction in legal and audit fees, partially offset by the increase in consulting fees related to our initiatives to document and improve internal controls.

     Interest income was $2.0 million for the third quarter of 2005, compared with $0.4 million for the third quarter of 2004, an increase of $1.6 million due primarily to an increase in our available cash balances, augmented by a general increase in interest rates.

     Other, net was income of $0.2 million during the third quarter of 2005, due primarily to unrealized gains on the revaluation of foreign denominated receivables into U.S. dollars at September 30, 2005. The U.S. dollar had weakened against most foreign currencies during the period

     Reorganization items, net were the following for the period July 1, 2004 through July 27, 2004:

Legal and professional fees	$21,636
Claims related to rejection of owned and leased aircraft	37,991
Other	7,882
Fresh-start adjustments	173,598
Gain on cancellation of pre-petition debt	(405,199)

Total	$(164,092)

     The costs included in reorganization items, net, reflect the cash and non-cash expenses recognized by us in connection with our reorganization and are separately reported as required by SOP 90-7 (see Note 3 to our Financial Statements).

     Income taxes. Our effective tax rate for the quarter ended September 30, 2005 differs from the U.S. statutory rate due to nondeductible professional fees related to the reorganization and the effect of incremental tax reserves. For the period July 1, 2004 to July 27, 2004, we recorded income related primarily to the cancellation of debt in our bankruptcy. No cash tax will be levied against this income; rather, it will reduce either existing net operating loss carryforwards or the tax basis of certain assets. Exclusive of this item. our effective tax rate for the predecessor period from July 1 through July 27, 2004 differs from the U.S. statutory rate due to losses for which no net tax benefit was provided and the effect of incremental tax reserves. The Company’s effective tax rate for the successor period July 28 through September 30, 2004 differs from the U.S statutory rate due to nondeductible professional fees related to the reorganization and the effect of incremental tax reserves.

Segments (Three months ended September 30, 2005 and June 30, 2005)

     As discussed above, the application of fresh-start accounting following our emergence from bankruptcy, which among other things, reduced rent expense, reduced depreciation expense and increased amortization expense due to recognition of additional intangible assets, results in segment operating income and loss for 2005 that is not comparable with prior periods. A comparative discussion of the segments would be misleading or overly confusing based on the changes described above. In lieu of a comparative segment discussion for the 2005 versus the 2004 period, which we have not included, we are presenting a separate segment discussion for the third quarter of 2005 compared with the second quarter of 2005 (see Note 9 to our Financial Statements for the definition of FAC and the reconciliation to operating income (loss)).

Scheduled Service Segment

     FAC relating to the Scheduled Service segment was income of $6.9 million based on revenue of $138.6 million for the three months ended September 30, 2005, compared with a loss of $0.6 million based upon revenue of $141.0 million for the three months ended June 30, 2005. The improvement in FAC was primarily due to a decrease in maintenance expense, higher yields and RATM, partially offset by a reduction in capacity and load factors. RTMs in the Scheduled Service segment were 343.6 million on a total capacity of 519.2 million ATMs in the third quarter of 2005, compared with RTMs of 385.6 million on a total capacity of 580.2 million ATMs in the second quarter of 2005. Block Hours were 8,972 in the third quarter of 2005, compared with 9,935 for the second quarter of 2005, a decrease of 963, or 9.7% . Load factor was 66.2% with a yield of $0.404 in the third quarter of 2005, compared with a load factor of 66.5% and a yield of $0.366 in the second quarter of 2005. RATM in our Scheduled Service segment was $0.267 in the third quarter of 2005, compared with $0.243 in the second quarter of 2005, representing an increase of 9.9% .

     The decrease in Scheduled Service revenue is the result our reallocation of aircraft to AMC and the reduction in Scheduled Service business during the Polar strike, which in the aggregate reduced ATMs by approximately 61.0 million. The Polar strike started on September 16, 2005 and was settled on October 5, 2005 following the ratification of a new labor agreement. The reduction in capacity (ATM’s), however, was partially offset by an increase in unit revenue caused by the seasonal improvements in the Scheduled Service business.

ACMI Segment

     FAC relating to the ACMI segment was income of $12.5 million based on revenue of $115.9 million for the three months ended September 30, 2005, compared with income of $9.1 million based upon revenue of $122.6 million for the three months ended June 30, 2005. The improvement in FAC was primarily due to a decrease in maintenance expense, an increase in our average ACMI contract rates, partially offset by a decrease in Block Hours. ACMI Block Hours were 20,804 for the third quarter of 2005, compared with 22,611 for the second quarter of 2005, a decrease of 1,807 Block Hours, or 8.0% . Revenue per Block Hour was $5,570 for the third quarter of 2005, compared with $5,423 for the second quarter of 2005, an increase of $147 per Block Hour, or 2.7% .

AMC Charter Segment

     FAC relating to the AMC Charter segment was income of $18.9 million based on revenue of $115.5 million for the three months ended September 30, 2005, compared with income of $14.3 million based upon revenue of $104.4 million for the three months ended June 30, 2005. The improvement in FAC was primarily due to a higher volume of AMC Charter flights and an increase in our AMC Charter rates. AMC Charter Block Hours were 8,194 for the third quarter of 2005, compared with 7,507 for the second quarter of 2005, an increase of 687 Block Hours, or 9.2% . Revenue per Block Hour was $14,098 for the third quarter of 2005, compared with $13,901 for the second quarter of 2005, an increase of $197 per Block Hour, or 1.4%. The increase in AMC Charter activity was primarily the result of the U.S. Military’s continued involvement in the conflict in the Middle East.

Commercial Charter Segment

     FAC relating to the Commercial Charter segment was income of $2.1 million based on revenue of $22.8 million for the three months ended September 30, 2005, compared with income of $2.1 million based upon revenue of $15.6 million for the three months ended June 30, 2005. The slight improvement in FAC was primarily as a result of a higher volume of Commercial Charter flights and higher revenue per Block Hour, substantially offset by higher fuel costs. Commercial Charter Block Hours were 1,364 for the third quarter of 2005, compared with 998 for the second quarter of 2005, an increase of 366, or 36.7% . Revenue per Block Hour was $16,732 for the third quarter of 2005, compared with $15,593 for the second quarter of 2005, an increase of $1,139 per Block Hour, or 7.3% . The increase in Commercial Charter revenue per Block Hour was primarily due to the increase in fuel prices.

Nine Months Ended September 30, 2005 and 2004

     Reference is made to the discussion and tables appearing elsewhere in this report for a description of the lack of comparability between successor and predecessor operating results.

	Successor	Successor	Predecessor	Combined

		For the Period
	For the Nine	July 28, 2004	For the Period	For the Nine
	Months Ended	Through	January 1,	Months Ended
	September 30,	September 30,	2004 Through	September 30,
	2005	2004	July 27, 2004	2004

Operating Revenues
Scheduled Service	$400.7	$117.4	$343.6	$461.0
ACMI	348.0	63.1	194.3	257.4
AMC Charter	308.8	52.4	156.3	208.7
Commercial Charter	53.9	9.2	15.8	25.0
Other revenue	35.6	8.5	25.4	33.9

Total operating revenues	1,147.0	250.6	735.4	986.0

Operating expenses
Aircraft fuel	286.6	64.0	175.1	239.1
Salaries, wages and benefits	175.7	36.9	122.7	159.6
Maintenance, materials and repairs	172.4	47.9	133.3	181.2
Aircraft rent	112.0	24.8	81.9	106.7
Ground handling and airport fees	53.6	17.2	53.6	70.8
Landing fees and other rent	59.4	14.6	53.0	67.6
Depreciation and amortization	37.7	11.2	33.5	44.7
Loss on disposal of equipment	0.2	-	-	-
Insurance gain	(7.5)	-	-	-
Travel	44.3	10.1	29.5	39.6
Pre-petition costs and post-emergence
costs and related professional fees	3.0	0.4	9.4	9.8
Other	77.4	19.0	66.1	85.1

Total operating expenses	1,014.8	246.1	758.1	1,004.2

Operating income (loss)	$132.2	$4.5	$(22.7)	$(18.2)

Consolidated Results

     Scheduled Service revenue was $400.7 million for the first three quarters of 2005, compared with $461.0 million for the first three quarters of 2004, a decrease of $60.3 million, or 13.1%, primarily due to lower capacity and Block Hours, partially offset by higher yields and higher load factors. RTMs in the Scheduled Service segment were 1,065.9 million on a total capacity of 1,629.1 million ATMs in the first three quarters of 2005 compared with RTMs of 1,541.9 million on a total capacity of 2,469.8 million ATMs in the first three quarters of 2004. Block Hours were 27,989 in the first three quarters of 2005, compared with 42,049 for the first three quarters of 2004, a decrease of 14,060, or 33.4% . Load factor was 65.4% with a yield of $0.376 in the first three quarters of 2005, compared with a load factor of 62.4% and a yield of $0.299 in the first three quarters of 2004. RATM in our Scheduled Service segment was $0.246 in the first three quarters of 2005, compared with $0.187 in the first three quarters of 2004, representing an increase of 31.6%.

     The significant decrease in Scheduled Service revenue is the result of our reallocation of aircraft to ACMI and AMC and the reduction in Scheduled Service business during the Polar strike, which in the aggregate reduced ATMs by approximately 840.8 million. The revenue impact of the significant reduction in capacity was partially offset by an increase in unit revenue and Load Factor, which continued to improve due to a number of factors including the impact of our continued optimization of the scheduled network. While we believe that both the 2004 and 2005 periods were affected by increases in fuel surcharges, we cannot quantify the increases due to system limitations.

     ACMI revenue was $348.0 million for the first three quarters of 2005, compared with $257.4 million for the first three quarters of 2004, an increase of $90.6 million, or 35.2%, primarily due to higher Block Hours, an increase in the number of ACMI contracts, and an increase in our average ACMI contract rates. ACMI Block Hours were 63,901 for the first three quarters of 2005, compared with 48,520 for the first three quarters of 2004, an increase of 15,381 Block Hours, or 31.7% . Revenue per Block hour was $5,446 for the first three quarters of 2005, compared with $5,306 for the first three quarters of 2004, an increase of $140 per Block hour, or 2.6% . Total aircraft under full-time ACMI contracts as of September 30, 2005 were seven 747-200 aircraft and ten 747-400 aircraft, compared with September 30, 2004, when we had ten 747-200 aircraft and six 747-400 aircraft under ACMI contracts.

     AMC Charter revenue was $308.8 million for the first three quarters of 2005, compared with $208.7 million for the first three quarters of 2004, an increase of $100.1 million, or 48.0%, primarily due to a higher volume of AMC Charter flights and an increase in our AMC Charter rates. AMC Charter Block Hours were 21,932 for the first three quarters of 2005, compared with 16,972 for the first three quarters of 2004, an increase of 4,960 Block Hours, or 29.2% . Revenue per Block Hour was $14,079 for the first three quarters of 2005, compared with $12,295 for the first three quarters of 2004, an increase of $1,784 per Block Hour, or 14.5% . The increase in AMC Charter activity was primarily the result of the U.S. Military’s continued involvement with the conflict in the Middle East. The increase in rate was primarily a function of an increase in the agreed upon rate for AMC fuel, which increased from 101 cents for the first three quarters of 2004 to 140 cents for the first three quarters of 2005.

     Commercial Charter revenue was $53.9 million for the first three quarters of 2005, compared with $25.0 million for the first three quarters of 2004, an increase of $28.9 million, or 115.6% . The increase is a result of both a higher volume of Commercial Charter flights and higher revenue per Block Hour. Commercial Charter Block Hours were 3,595 for the first three quarters of 2005, compared with 2,158 for the first three quarters of 2004, an increase of 1,437, or 66.6% . Revenue per Block Hour was $14,999 for the first three quarters of 2005, compared with $11,608 for the first three quarters of 2004, an increase of $3,391 per Block Hour, or 29.2% . The increase in Commercial Charter revenue was primarily due to the increase in charter activity, driven in part by one-way charter flights on the return legs of AMC flights and the increases in rates reflecting higher fuel prices.

     Aircraft fuel expense was $286.6 million for the first three quarters of 2005, compared with $239.1 million for the first three quarters of 2004, an increase of $47.5 million, or 19.9%, as a result of the increase in fuel prices, partially offset by a shift in Block Hours for Scheduled Service to ACMI. Average fuel price per gallon was approximately 158 cents for the first three quarters of 2005, compared with approximately 115 cents for the first three quarters of 2004, an increase of 43 cents, or 37.4%, partially offset by a 25.6 million gallon, or 12.4%, decrease in fuel consumption to 182.0 million gallons for the first three quarters of 2005 from 207.6 million gallons during the first three quarters of 2004. The decrease in our overall fuel consumption corresponds to the decrease of 14,060 Scheduled Service Block Hours, partially offset by a 4,960 increase in AMC Block Hours and a 1,437 increase in Commercial Charter Block Hours.

     Salaries, wages and benefits were $175.7 million for the first three quarters of 2005, compared with $159.6 million for the first three quarters of 2004, an increase of $16.1 million, or 10.1% . Crew salaries, wages, and benefits increased $3.5 million from last year due to an increase in Block Hours, contractual pay rate increases and a $1.7 million charge for crew salary for the retroactive items included in the new Polar crew labor agreement ratified on October 5, 2005 (see Note 10 to our Financial Statements).

     Other increases of $10.9 million include restricted stock expense, such restricted stock having first been granted late in the third quarter and in the fourth quarter of 2004, as well as profit sharing and incentive compensation expense, which were not accrued in 2004 due to losses incurred.

     Maintenance materials and repairs were $172.4 million for the first three quarters of 2005, compared with $181.2 million for the first three quarters of 2004, a decrease of $8.8 million, or 4.9% . The decrease in maintenance expense was primarily the result of a decrease in expense for D Checks offset by an increase in engine overhaul expense. There were four D Checks on Boeing 747-400 aircraft and two on Boeing 747-200 aircraft in the first three quarters of 2005 compared with five D Checks on Boeing 747-400 aircraft and six D Checks on Boeing 747-200 aircraft during the first three quarters of 2004. There were 48 engine overhauls in the first three quarters of 2005, compared with 38 events in the first three quarters of 2004.

     Ground handling and airport fees were $53.6 million for the first three quarters of 2005, compared with $70.8 million for the first three quarters of 2004, a decrease of $17.2 million, or 24.3% . The primary cause of the decrease was the reduction in Scheduled Service flying which is the primary segment that incurs these costs.

     Insurance gain of $7.5 million in the first nine months of 2005 relates to the insurance claim on aircraft tail number N808MC. The gain represents the amount by which insurance proceeds exceeded the net book value of the aircraft (see Note 5 to our Financial Statements).

     Travel was $44.3 million for the first three quarters of 2005, compared with $39.6 million for the first three quarters of 2004, an increase of $4.7 million, or 11.9% . The primary cause was the 6.7% increase in total Block Hours and an eight to ten percent increase in hotel and air fares globally, which results in higher crew travel costs.

     Pre-petition and post-emergence costs and related professional fees were $3.0 million in the first three quarters of 2005 compared with $9.8 million in the first three quarters of 2004, a decrease of $6.8 million, or 69.4% . The primary cause of the decrease was our emergence from bankruptcy on July 27, 2004. We incurred expenses (primarily professional fees) in the successor period related to the winding down of the bankruptcy proceedings. These expenses are recorded as incurred. Such expenses incurred during our bankruptcy are classified as reorganization items net, and were $44.2 million in addition to the $9.8 million recorded as pre-petition.

     Other operating expenses were $77.4 million in the first three quarters of 2005, compared with $ 85.1 million in the first three quarters of 2004, a decrease of $7.7 million, or 9.0% . The decrease in other operating expenses was due primarily to fines accrued in 2004 that did not recur in 2005, a reduction in legal and audit fees, outside services, commissions, and bad debt expense, partially offset by an increase in consulting fees related to our initiatives to document and improve internal controls.

     Interest income was $4.1 million for the first three quarters of 2005, compared with $0.9 million for the first three quarters of 2004, an increase of $3.2 million due primarily to the increase in our available cash balances, augmented by a general increases in interest rates

     Other, net was a loss of $1.9 million during the first three quarters of 2005, due primarily to unrealized losses on the revaluation of foreign denominated receivables into U.S. dollars at September 30, 2005. The U.S. dollar had strengthened against most foreign currencies during the period.

     Reorganization items, net were the following for the period from January 31, 2004 to July 27, 2004:

Legal and professional fees	$44,209
Rejection of CF6-80 power-by-the hour engine agreement	(59,552)
Claims related to rejection of owned and leased aircraft	126,649
Other	7,782
Fresh-start adjustments	173,598
Gain on cancellation of pre-petition debt	(405,199)

Total	$(112,513)

     The costs included in reorganization items, net reflect the cash and non-cash expenses recognized by us in connection with our reorganization and are separately reported as required by SOP 90-7 (see Note 3 to our Financial Statements).

     Income taxes. Our effective tax rate for the nine months ended September 30, 2005 differs from the U.S. statutory rate due to nondeductible professional fees related to the reorganization and the effect of incremental tax reserves. For the period January 1, 2004 to July 27, 2004, we recorded income related primarily to the cancellation of debt in the bankruptcy. No cash tax will be levied against this income; rather it will reduce either existing net operating loss carryforwards or the tax basis of certain assets. Exclusive of this item our effective tax rate for the predecessor period from January 1 through July 27, 2004 differs from the U.S. statutory rate due to losses for which no net tax benefit was provided and the effect of incremental tax reserves. The Company’s effective tax rate for the successor period July 28 through September 30, 2004 differs from the U.S statutory rate due to nondeductible professional fees related to the reorganization and the effect of incremental tax reserves.

Operating Statistics

     The table below sets forth selected operating data for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

OPERATING STATISTICS
Block Hours
Scheduled Service	8,972	13,765	27,989	42,049
ACMI	20,804	17,066	63,901	48,520
AMC Charter	8,194	6,198	21,932	16,972
Commercial Charter	1,364	891	3,595	2,158
All other	182	328	649	918

Total block hours	39,516	38,248	118,066	110,617

Revenue Per Block Hour
ACMI	$5,570	$5,235	$5,446	$5,306
AMC Charter	14,098	12,502	14,079	12,295
Commercial Charter	16,732	12,568	14,999	11,608

Scheduled Service Traffic
RTM’s (000’s)	343,607	522,203	1,065,903	1,541,872
ATM’s (000’s)	519,169	808,220	1,629,053	2,469,819
Load Factor	66.2%	64.6%	65.4%	62.4%
RATM	$0.267	$0.199	$0.246	$0.187
Yield	$0.404	$0.307	$0.376	$0.299

Fuel
Average fuel cost per gallon	$1.64	$1.21	$1.58	$1.15
Fuel gallons consumed (000’s)	64,178	72,706	181,968	207,612

Operating Fleet: (average during the period)*
Aircraft count	39.0	36.7	39.0	37.4
Dry Leased	3.0	4.0	3.0	4.0
Out of service	-	2.8	0.6	4.3

          * Dry leased and out of service aircraft are not included in the operating fleet aircraft count average.

Liquidity and Capital Resources

     At September 30, 2005, we had cash and cash equivalents of $ 277.8 million, compared with $133.9 million at December 31, 2004, an increase of $143.9 million, or 107.5%. Cash on hand, cash generated from operations and cash available under the Revolving Credit Facility (described below) was sufficient to meet our debt and lease obligations and to finance capital expenditures of approximately $29.0 million for 2005.

     Operating Activities. Net cash provided by operating activities for the first three quarters of 2005 was $189.0 million, compared with net cash provided by operating activities of $66.4 million for the first three quarters of 2004. The increase in cash provided by operating activities is primarily related to improved operating results, a reduction in accounts receivable and the lack of reorganization payments in the first three quarters of 2005.

     Investing Activities. Net cash provided by investing activities was $8.3 million for the first three quarters of 2005, which reflects insurance proceeds of $12.6 million and a decrease in restricted funds held in trust of $19.8 million, offset by capital expenditures of $24.1 million. Net cash used by investing activities was $61.1 million in the first three quarters of 2004, which reflects capital expenditures of $20.8 million and an increase in restricted funds held in trust of $40.3 million.

     Financing Activities. Net cash used by financing activities was $53.5 million for the first three quarters of 2005, which consisted primarily of $61.3 million of payments on long-term debt and capital lease obligations, and $2.3 million of purchases of treasury stock, offset by $10.0 million in loan proceeds from the Revolving Credit Facility that was subsequently repaid. Net cash used by financing activities was $1.3 million for the first three quarters of 2004, which consisted primarily of $36.4 million of payments on long-term debt and capital lease obligations, offset by $18.0 million in loan proceeds from our DIP financing facility and $20.1 million in proceeds from the sale of subscription shares in July 2004 (see Note 2 to our Financial Statements).

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

     See Note 10 to the audited consolidated financial statements included in the 2004 10-K for a description of the Company’s debt obligations and amendments thereto during the bankruptcy proceedings.

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

Off-Balance Sheet Arrangements

     There were no material changes in our off balance sheet arrangements during the three months ended September 30, 2005.

Contractual Obligations

     There were no material changes in our non-cancelable contractual cash obligations during the three months ended September 30, 2005.

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

Forward Looking Statements

     Our disclosure and analysis in this report, including but not limited to the information discussed in the Outlook section above, contain forward-looking information about our company's financial results and estimates and business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will," "target" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies such as legal proceedings, and financial results. For a more complete description of the Company’s risks, we refer you to Item 1, “Risk Factors” in our 2004 10-K.

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

     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the SEC. Our 2004 10-K listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading "Risk Factors." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2004 10-K, except as follows:

     Aviation fuel. Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10% increase in the average cost per gallon of fuel for the first three quarters of 2005. Based on actual first three quarters of 2005 fuel consumption for the Scheduled Service and Commercial Charter business segments, such an increase would result in an increase to aviation fuel expense of approximately $18.2 million for the first three quarters of 2005. Fuel prices for AMC are set each September by the military and are fixed for the year and adjusted to actual costs incurred. ACMI does not present an aviation fuel market risk, as the cost of fuel is borne by the customer.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls

     Rule 13a-15(b) under the Exchange Act and Item 307 of Regulation S-K require management to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of each fiscal quarter. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Rule 13a-15(c) and (d) of the Exchange Act and Item 308 of Regulation S-K require management to evaluate the effectiveness of the operation of our internal controls over financial reporting as of the end of each fiscal year and any changes that occurred during each fiscal quarter. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized; (ii) our assets are safeguarded against unauthorized or improper use and (iii) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

     Based on our management’s evaluation, for the reasons described above, our CEO and CFO have concluded that as of September30, 2005, our disclosure controls were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As a result, additional time was required to complete this report for the period ended September30, 2005, in order to enable our management to rely on mitigating controls and utilize alternate procedures to ensure that information required to be disclosed by us in this report was properly recorded, processed, summarized and reported.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     With respect to the fiscal quarter ended September 30, 2005, the information required in response to this Item is set forth in Note 10 to our Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     We made the following repurchases of shares of our Common Stock during the fiscal quarter ended September 30, 2005:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	(a) Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

July 1, 2005 through July	56,338	$34.00	—	—
31, 2005

August 1, 2005 through	—	—	—	—
August 31, 2005

September 1, 2005	8,856	$34.00	—	—
through September 30,
2005

Total	65,194	$34.00	—	—

(a)	This column reflects (i) our repurchase of 8,856 shares of Common Stock from several members of our Board of Directors to cover their individual tax liabilities related to restricted shares that had vested in 2005 and (ii) the surrender to us by certain members of management of 56,338 shares of Common Stock to satisfy individual tax liabilities related to restricted shares that had vested in 2005.

     Additionally, not reflected above is our third quarter adjustment of 1,409 shares of Common Stock to certain Board members. In April 2005 we repurchased 2,784 shares of Common Stock from several directors, which repurchase was subsequently reduced in the third quarter to 1,375 repurchased shares, resulting in such 1,409 share adjustment.

     The issuance of our shares of Common Stock to certain of our creditors beginning on July 12, 2005 was exempt from the registration requirements of the Securities Act of 1933 and equivalent provisions of state securities laws, under Section 1145(a) of the Bankruptcy Code. Such Section generally exempts from registration the issuance of securities if the following conditions are satisfied: (i) the securities are issued by a debtor under a plan of reorganization, and (ii) the securities are issued in exchange for a claim against, or interest in, the debtor, or are issued principally in such exchange and partly for cash or property (see also Note 3 to our Financial Statements for a further discussion of such issuance).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 19, 2005, we held our annual meeting of stockholders in New York, New York. At the meeting, our stockholders elected directors, and the shares present at the meeting were voted for or withheld from each nominee as follows:

Name	Number of Shares Voted For	Number of Shares Withheld

Robert F. Agnew	15,718,200	617,936

Keith E. Butler	16,280,696	55,440

Duncan H. Cocroft	16,280,696	55,440

Eugene I. Davis	16,280,696	55,440

Jeffrey H. Erickson	16,280,696	55,440

James S. Gilmore	15,713,200	622,936

Ronald L. Kerber	16,280,696	55,440

Herbert J. Lanese	16,280,696	55,440

Frederick McCorkle	16,280,696	55,440

     At the meeting, our stockholders also approved the Atlas Air Worldwide Holdings, Inc. 2005 Annual Incentive Plan for Senior Executives (“2005 Plan”). The shares present at the meeting were voted on the proposal as follows; 15,494,050 shares voted for approval, 4,852 shares voted against the proposal, with 836,234 shares abstaining. There were no broker non-votes in respect of this proposal.

     The 2005 Plan includes, among other things, the requirement to pay incentive awards primarily in the form of cash and provisions that protect our ability to take a tax deduction for performance-based awards made under the 2005 Plan, in conformance with Section 162(m) of the Internal Revenue Code of 1986 (the “Code”) and related regulations, in case certain executive officers who are awardees individually have more than $1.0 million of compensation in any one year. Section 162(m) of the Code limits the deductibility of certain compensation in excess of $1.0 million per year paid to “covered employees,” defined as our CEO and our other four most highly-compensated executive officers. The 2005 Plan addresses the limitation on deductibility by providing for compensation that qualifies as “performance-based compensation,” which is not subject to the limitation.

     The following paragraphs provide a summary of the principal features of the 2005 Plan. This summary is subject to, and qualified in its entirety by, the provisions of the 2005 Plan, which was filed as Exhibit 10.27.4 to our 2004 Form 10-K, Amendment No. 1.

     The 2005 Plan is administered by the Compensation Committee of our Board of Directors. The Plan’s participants include our CEO, President, Executive Vice Presidents and Senior Vice Presidents (5 persons at the time of stockholder approval of the 2005 Plan). All eligible employees will be eligible to participate in the 2005 Plan if they are employed as eligible employees as of the first day of the 2005 Plan year, which is the calendar year. An individual who becomes an eligible employee during the 2005 Plan year will participate immediately, but only with respect to base salary earned on and after the date he or she first becomes an eligible employee, except as determined by the Compensation Committee in its sole discretion to allow exceptions (e.g., the consideration of base salary on an annualized basis).

     Each participant in the 2005 Plan is entitled to receive a cash payment based upon our achievement of a 2005 financial goal and the participant’s individual performance, which will be measured against five or more objectives approved by the Compensation Committee and communicated to the participant. Our 2005 financial goal is based upon our 2005 pre-tax profits. Each participant has a target bonus amount equal to fifty percent (50%) of base salary, and the potential bonus payout ranges from one hundred percent (100%) to two hundred percent (200%) of the target amount; however, no bonus awards will be paid unless we achieve a minimum pre-tax profit amount. If the financial goal is satisfied and such satisfaction is certified by the Compensation Committee, a participant is automatically entitled to one-half of his or her bonus, with payment of the remaining half dependent upon the participant’s individual performance.

     All amounts payable for an award will be paid in cash or our stock, as determined by the Compensation Committee, but our stock may be used, if at all, only for the portion of an award that exceeds fifty percent (50%) of a participant’s base salary. If the Board of Directors determines in good faith that exigent circumstances exist which could have a material adverse impact on us if awards are paid, the Board of Directors will have the authority, in its absolute and sole discretion, to determine that (i) no awards will be paid under the 2005 Plan; (ii) awards will be reduced, (iii) payment of awards will be deferred for possible payment at a future date, or (iv) other adjustments will be made to the awards otherwise payable.

ITEM 5. OTHER INFORMATION

     With respect to the fiscal quarter ended September 30, 2005, the information required in response to this Item is set forth in Item 4 above (with respect to the 2005 Plan), and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect hereto.

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