Form 10-K
period 2005-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2006-04-14
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ]  No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [x]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. Yes [x]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, per Rule 12b-2 of the Exchange Act.  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [x]

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing sale price reported on the over counter market on the Pink Sheets as of June 30, 2005 was approximately $57,108,317. In determining this figure, registrant has assumed that all directors, executive officers and persons known to it to beneficially own ten percent or more of such Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose. As of March 1, 2006, there were 19,884,991 shares of the registrant’s Common Stock outstanding.

APPLICABLE TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x]  No [ ]

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD LOOKING STATEMENTS AND INFORMATION

     This Annual Report on Form 10-K (this “Report”) and other statements issued or made from time to time by or on behalf of Atlas Air Worldwide Holdings, Inc. (“AAWW” or “Holdings”) contain statements that may constitute “Forward-Looking Statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the “Exchange Act”). Those statements and information are based on management’s beliefs, plans, expectations and assumptions, and on information currently available to AAWW. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “project,” “estimate” and similar expressions used in this Report that do not relate to historical facts are intended to identify forward-looking statements.

     The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in Item 1A, “Risk Factors.” Many of such factors are beyond AAWW’s control and are difficult to predict. As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements made by AAWW. Readers are therefore cautioned not to place undue reliance on forward-looking statements. AAWW also does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Certain Terms

     The following terms represent industry-related items and statistics specific to the airline and cargo industry sectors. They are used by management for statistical analysis purposes to evaluate and measure operating levels, results, productivity and efficiency.

     Glossary

ATM	Available Ton Miles, which represent the maximum available tons (capacity) per actual miles flown. It is calculated by multiplying the available capacity (tonnage) of the aircraft against the miles flown by the aircraft.

Block Hours	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

RATM	Revenue per Available Ton Mile, which represents the average revenue received per available ton mile flown. It is calculated by dividing operating revenues by ATMs.

Revenue Per	Calculated by dividing operating revenues by Block Hours.
Block Hour

RTM	Revenue Ton Mile, which is calculated by multiplying actual revenue tons carried against miles flown.

Load Factor	The average amount of weight flown per the maximum available capacity. It is calculated by dividing RTMs by ATMs.

Yield	The average amount a customer pays to fly one ton of cargo one mile. It is calculated by dividing operating revenues by RTMs.

A/B Checks	Low level maintenance checks performed on aircraft at an interval of approximately 400 to 1,100 flight hours.

C Checks	High level or “heavy” airframe maintenance checks which are more intensive in scope than an A/B
Check and are generally performed on a 15 to 24 month interval.

D Checks	High level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed on an interval of 5 to 10 years or 25,000 to 28,000 flight hours, whichever comes first.

FAC	Fully Allocated Contribution, which represents pre-tax income (loss), excluding pre-petition and post-emergence costs and related professional fees, unallocated corporate and other and reorganization items.

Overview

     AAWW is a holding company with two principal wholly-owned operating subsidiaries: Atlas Air, Inc. (“Atlas”) and Polar Air Cargo, Inc. (“Polar”). Atlas, Polar and AAWW (along with AAWW’s other subsidiaries) are collectively referred to herein as the “Company,” “we,” “us” or “our.” We provide air cargo and related services throughout the world, serving Asia, Australia, the Middle East, Africa, Europe, South America and the United States through two principal means: (1) contractual lease arrangements in which we provide the Aircraft, Crew, Maintenance and Insurance (“ACMI”); and (2) airport-to-airport scheduled air-cargo service (“Scheduled Service”). We also provide military charter services for the Air Mobility Command, or the AMC (the “AMC Charter” business), as well as commercial charter services (“Commercial Charter”). We exclusively operate Boeing 747 freighter aircraft. Our operating fleet totaled 41 aircraft at December 31, 2005.

     AAWW was incorporated in Delaware in 2000. Our principal executive offices are located at 2000 Westchester Avenue, Purchase, New York 10577, and our telephone number is (914) 701-8000.

     During the 1990’s, the increased demand for air cargo services, the decrease in passenger airline cargo capacity and the continuing pressure on the passenger airline industry to reduce operating costs provided air cargo companies with opportunities to expand their air cargo outsourcing services. Most commercial airlines focused their business on transportation of passengers and not air cargo. Nevertheless, most passenger airlines have air cargo customers that require timely and dependable air cargo service. Airlines have serviced such cargo demand through use of “belly” cargo capacity on their scheduled passenger aircraft. However, because passenger flights are generally scheduled for the convenience of passengers rather than the needs of air cargo customers, many airlines outsource to meet their additional air cargo needs, rather than allocating significant resources and expanding their fleet of freighter aircraft to serve their air cargo customers. Outsourcing provides a cost-effective and efficient alternative for passenger airlines to maintain and expand the air cargo portion of their business.

     From its initial certification from the Federal Aviation Administration (the “FAA”) in 1993 through 2000, Atlas experienced substantial growth in its fleet and its operating revenues. Though Atlas’ fleet initially grew through the purchase or lease of older Boeing 747 aircraft, most of which were reconfigured from passenger to cargo use, in mid-1997, Atlas placed an order for ten new and higher performance Boeing 747-400 freighters, with an option to purchase up to ten more. By 1998, demand for its services was so strong that Atlas exercised options beyond its initial order of ten Boeing 747-400 aircraft and instead purchased 12 aircraft. We adopted the current holding company structure in February 2001, whereby AAWW became the parent holding company of Atlas. Late in November 2001, we expanded our product line by acquiring Polar from General Electric Capital Aviation Services. The acquisition added Polar’s Boeing 747 fleet (which included four Boeing 747-400 aircraft) and global Scheduled Service operations to our existing portfolio of products. Subsequent to the acquisition of Polar, Atlas and Polar took delivery of four additional Boeing 747-400 aircraft in the second half of 2002, bringing the total count of Boeing 747-400’s to 20.

Operations

     Introduction. We operate our business through four reportable segments: Scheduled Service, ACMI, AMC Charter for the U.S. military and Commercial Charter. All reportable segments are directly or indirectly engaged in the business of air cargo transportation but have different economic characteristics, which are separately reviewed by management. Financial information regarding our reportable segments may be found in Note 12 to our consolidated financial statements included in Item 8 of Part II of this Report (the “Financial Statements”).

     Scheduled Service. Polar provides scheduled air cargo services to most of the world’s largest international freight forwarders and agents. Polar operates airport-to-airport routes on a specific schedule, and customers pay to have their freight carried on that route and schedule. Polar’s scheduled all-cargo network serves four principal economic regions: North America, South America, Asia and Europe. Polar offers access through its limited-entry operating rights to Japan at Tokyo’s Narita Airport and to China at Shanghai’s Pudong Airport. Beginning as a small, trans-Pacific operator over 10 years ago, Polar’s Scheduled Service operation now provides 18 daily departures to 16 different cities in nine countries across four continents. Polar’s customer relationships are supported by the flight frequency and dependability of Polar’s global network. Pursuant to an alliance agreement between the two carriers, Atlas may operate Scheduled Service on behalf of Polar.

     Scheduled Service is designed to provide prime-time arrivals and departures on key days of consolidation for freight forwarders and shippers, to coordinate the various departure and arrival combination points necessary to offset directional imbalances of traffic and to arrange a global connecting or through-service network between economic regions to achieve higher overall Yields and Load Factors. Scheduled Service imposes both load and yield risk on Polar since it generally provides the service regardless of traffic. Unlike Atlas’ ACMI operations, Polar’s Scheduled Service business bears all direct costs of operation, including fuel, insurance, overfly and landing fees and aircraft and cargo handling. Distribution costs include direct sales costs through our own sales force and through commissions paid to general sales agents. Commission rates are typically between 2.5% and 5.0% of commissionable revenue sold.

     The Scheduled Service business is highly seasonal, with peak demand coinciding with the retail holiday season, which traditionally begins in September and lasts through mid-December.

     Scheduled Service revenue represented 34.4%, 45.3% and 37.9% of our total operating revenue for the years ended December 31, 2005, 2004 and 2003, respectively. The majority of Polar’s business is conducted with large multi-national freight forwarders, which include, among others, DHL/Danzas Air and Ocean, EXEL Global Logistics, Expeditors International, EGL Global Logistics, Menlo Logistics and Nippon Express. No single customer accounted for 10% or more of our Scheduled Service revenue for 2005.

     The Asian market accounts for approximately 60.8%, 50.8% and 47.6% of Polar’s Scheduled Service revenue for the years ended December 31, 2005, 2004 and 2003, respectively. In late 2004, we increased our presence in the China market by becoming one of only four U.S. freight operators permitted by the U.S. Department of Transportation (the “DOT”) to serve China on a Scheduled Service basis. Polar began Scheduled Service at Shanghai’s Pudong Airport in December 2004 with six weekly flights, and in March 2005, Polar increased this level of service to nine flights. Three additional frequencies were awarded by the DOT, for a total of 12 flights per week beginning late March 2006. The DOT’s grant of additional rights will allow Polar to offer twice-daily service to Shanghai on six days per week.

     ACMI. Historically, the core of Atlas’ business has been leasing aircraft to other airlines on an ACMI basis. Under ACMI, customers contract for the use of a dedicated aircraft type that is crewed, maintained and insured by Atlas in exchange for an agreed level of operation. We are paid a fixed hourly rate for the time the aircraft is operated. All other direct operating expenses, such as fuel, landing fees and ground handling, are generally absorbed by the customer, who also bears the commercial risk of load and yield.

     All of our ACMI contracts provide that the aircraft remain under our exclusive operating control, possession and direction at all times. The ACMI contracts further provide that both the contracts and the routes to be operated may be subject to prior and/or periodic approvals of the U.S. and foreign governments.

     ACMI minimizes yield and traffic demand risk in the air cargo business and provides a more predictable annual revenue and cost base. Our ACMI revenues and most of our costs under ACMI contracts are denominated in U.S. dollars, minimizing currency risks associated with international business.

     ACMI revenue represented 28.8%, 26.6% and 22.1% of our operating revenue for the years ended December 31, 2005, 2004 and 2003, respectively. ACMI revenue is recognized as the actual Block Hours operated on behalf of a customer are incurred or according to the minimum revenue guarantee defined in a contract. During 2005, our principal ACMI customers included Emirates, Qantas, Air New Zealand, Cargolux, Korean Air, British Airways and Lan Cargo.

     Our ACMI contracts, as of December 31, 2005, have terms ranging from two months to 3.8 years. At December 31, 2005, we had 17 ACMI contracts expiring at various times from 2006 to 2009. The original length of these contracts ranged from two months to five years. Emirates Airlines, currently our most significant customer, accounted for approximately 33.9% of ACMI revenue and 9.8% of our total operating revenue in 2005. In addition, we have also operated short-term, seasonal ACMI contracts with companies such as UPS, FedEx Corporation (“FedEx”), Lufthansa and El Al, among others, and we expect to continue to provide such services in the future.

     Based upon ACMI contracts in place as of December 31, 2005, the following table sets forth the contractual minimum revenues expected to be contracted with our existing ACMI customers for the years indicated (in millions):

2006	$329.4
2007	180.2
2008	120.3
2009	52.9

Total	$682.8

     AMC Charter. The AMC Charter business provides full planeload charter flights to the U.S. military. The AMC Charter business is similar to the Commercial Charter business (described below) in that we are responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel used during AMC flights is fixed by the military. The contracted charter rates (per ton mile) and fuel prices (per gallon) are established and fixed by the AMC for 12-month periods running from October through September each year. The AMC purchases capacity on a fixed basis annually and on an ad hoc basis continuously. While the fixed business is predictable, Block Hour levels for the ad hoc business are difficult to predict and thus are subject to fluctuation. The majority of our AMC business in 2005 and 2004 was conducted on an ad hoc basis.

     We compete for AMC Charter business through a teaming arrangement devised for the allocation of AMC flying among competing carriers. There are currently three groups of carriers, or teams, that compete for AMC business. We are a member of the team led by FedEx. We pay a commission to FedEx, based on the revenues we receive under such contracts. The AMC Charter business, while profitable, is also our most unpredictable business. Revenue derived from the AMC Charter business represented 27.2%, 20.0% and 31.1% of operating revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

     Commercial Charter. Our Commercial Charter business segment involves providing a full planeload of capacity to a customer for one or more flights based on a specific origin and destination. Customers include charter brokers, freight forwarders, direct shippers and airlines. Unlike ACMI flying, charter customers pay a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs. Revenue from the Commercial Charter business is short-term and unpredictable.

     Revenue derived from our Commercial Charter business accounted for 6.7%, 4.9% and 6.3% of our operating revenue for the years ended December 31, 2005, 2004 and 2003, respectively. However, when coupled with our AMC Charter operations, the Commercial Charter business complements our Scheduled Service operations by increasing aircraft utilization during low seasons and positioning flights for scheduled operations in directionally weak markets, allowing for extra flights to respond to peak season Scheduled Service demand.

Sales and Marketing

     Atlas and Polar each has its own brand-specific sales and marketing organization. Each has regional offices covering the Americas, Asia and EMEIA (Europe, Middle East, India and Africa). Atlas’ sales organization markets its ACMI services and charter services directly to other airlines and indirect air carriers, as well as to charter brokers and agents. Polar’s sales organization markets its Scheduled Service and Commercial Charter services directly, or through a network of offline general sales agents to freight forwarders. Additionally, we have a separate, dedicated charter business unit that manages the AMC Charter business either directly or indirectly through the Atlas and Polar sales organizations, and also manages our Commercial Charter business and capacity.

Maintenance

     The maintenance programs for these aircraft vary according to fleet type. Maintenance is our third-largest operating expense for the year ended December 31, 2005. Primary maintenance activities include scheduled and unscheduled work on airframes and engines. Scheduled maintenance activities encompass those activities specified in a carrier’s maintenance program approved by the FAA. The costs necessary to adhere to this maintenance program will increase over time, based on the age of the aircraft and/or its engines or due to FAA airworthiness Directives.

     Scheduled airframe maintenance includes low-level, daily checks that are made at regular intervals (usually within 24-to-48 hours of completion of a flight) by our maintenance staff or third-party vendors. The A/B Checks are normally performed on the aircraft (usually at intervals ranging from 400 to 1,100 flight hours) by our maintenance staff or third-party vendors and are fairly limited in nature. The C Checks are higher level “heavy” airframe maintenance checks that are more extensive in scope and duration than the A/B Checks and are generally performed at 15-to-24 month intervals. The C Checks in respect to our Boeing 747-200 aircraft (performed by third-party vendors) are generally more involved than those performed on our Boeing 747-400 aircraft, chiefly due to the differences in the fleet types, including the age of the aircraft, and in the maintenance programs and procedures that are prescribed by the FAA. Our employees and contractors at our maintenance facility in Prestwick, Scotland perform C Checks on many of our Boeing 747-400 aircraft. The D Checks are the heaviest and most extensive of all the airframe maintenance checks and are generally performed at the earlier of 25,000-to-28,000 flight hours or a five-to-ten year interval. Historically, the D Checks for both our Boeing 747-200 and Boeing 747-400 aircraft have been outsourced to third-party vendors. In December 2005, we received approval from the FAA to perform 747-400 D Check inspections and work at our Prestwick facility. We have completed our first “in-house” D Check at that facility in the first quarter of 2006.

     Our FAA-approved maintenance program allows our engines to be maintained on an “on condition” basis. Under this arrangement, engines are sent for overhaul based on life-limited parts and/or performance deterioration.

     We believe that a balance between “in-house” and fixed, firm-priced contracts provides the most efficient means of maintaining our aircraft fleet and the most reliable way to forecast our maintenance costs. A certain portion of our lower-level maintenance activities (primarily, daily checks and the A/B Checks) are performed on a time and material basis.

Insurance

     We maintain insurance of the types and in amounts deemed adequate to protect ourselves and our property, consistent with current industry standards. Principal coverage includes: liability for injury to members of the public; damage to our property and that of others; loss of, or damage to, flight equipment, whether on the ground or in flight; fire and extended coverage; directors and officers insurance; fiduciary; and workers’ compensation and employer’s liability. In addition to customary deductibles, we self-insure for all or a portion of our losses from claims related to medical insurance for employees.

     Since the terrorist attacks of September 11, 2001, Holdings and other airlines have been unable to obtain coverage for claims resulting from acts of terrorism, war or similar events (war-risk coverage) at reasonable rates from the commercial insurance market. We have, as have most other U.S. airlines, therefore, purchased our war-risk coverage through a special program administered by the federal government. The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through August 31, 2006 as required by the Homeland Security Act of 2002, as amended by the Consolidated Appropriations Act of 2005 and by the Transportation Appropriations Act of 2006. The Secretary of Transportation may extend this policy until December 31, 2006. If the federal insurance program terminates, we would likely face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

Governmental Regulation

     General. Atlas and Polar are subject to regulation by the DOT and the FAA, among other governmental agencies. The DOT primarily regulates economic issues affecting air service, such as certification, fitness and citizenship, competitive practices, insurance and consumer protection. The DOT has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority or seek criminal sanctions. Atlas and Polar each holds a DOT-issued certificate of public convenience and necessity plus exemption authority to engage in scheduled air transportation of property and mail, in domestic as well as enumerated international markets, and charter air transportation of property and mail on a worldwide basis. Atlas and Polar have announced their intent to merge their respective crew forces and have advised the FAA of their intent to consolidate the two operations into one utilizing the Polar operating certificate. Atlas and Polar have commenced the process for obtaining the regulatory approvals required to consummate such consolidation. Once the consolidation has been completed, the surviving air carrier will do business under both the Atlas and Polar brands.

     The DOT conducts periodic evaluations of each air carrier’s fitness and citizenship. In the area of fitness, the DOT seeks to ensure that a carrier has the managerial competence, compliance disposition and financial resources needed to conduct the operations for which it has been certified. Additionally, each U.S. air carrier must remain a U.S. citizen by (i) being organized under the laws of the United States or a state, territory or possession thereof; (ii) requiring its president and at least two-thirds of its directors and other managing officers to be U.S. citizens; (iii) allowing no more than 25% of its voting stock be owned or controlled, directly or indirectly, by foreign nationals and (iv) not being otherwise subject to foreign control. The DOT broadly interprets “control” to exist when an individual or entity has the potential to exert substantial influence over airline decisions through affirmative action or the threatened withholding of consents and/or approvals. However, in a pending rulemaking, the DOT has proposed to expand the scope of activities in which citizens of certain countries may engage without causing the U.S. air carrier to run afoul of the foreign ownership prong of the citizenship test stated above.

     After an airline emerges from bankruptcy, the DOT normally re-examines that airline’s fitness and citizenship to ensure that it remains qualified to operate, retains its “U.S. citizen” status and meets all relevant U.S. ownership and control rules and regulations. Late in 2004, following our emergence from bankruptcy, the DOT notified us that it would conduct such a re-examination of Atlas and Polar. We have assisted the DOT in its review, have responded promptly to several DOT information requests and have worked with our major investors to structure their ownership of our Common Stock in a manner satisfying DOT citizenship requirements. The DOT has not yet completed its fitness and citizenship review. While we do not currently anticipate any problems with the review, we cannot predict with any degree of certainty the precise nature of its outcome or when it will be complete.

     Like all U.S. air carriers, Atlas and Polar are subject to extensive FAA regulation and oversight. The FAA is the U.S. government agency primarily responsible for regulation of flight operations and, in particular, matters affecting air safety, such as airworthiness requirements for aircraft, operating procedures, mandatory equipment and the licensing of pilots, mechanics and dispatchers. The FAA monitors compliance with maintenance, flight operations and safety regulations and performs frequent spot inspections of aircraft, employees and records. The FAA also has the authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and engines, fire retardant and smoke detection devices, increased security precautions, collision and windshear avoidance systems, noise abatement and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future. In addition, the FAA mandates certain record-keeping procedures. The FAA has the authority to modify, temporarily suspend or permanently revoke an air carrier’s authority to provide air transportation or that of its licensed personnel, after providing notice and a hearing, for failure to comply with FAA rules, regulations and directives. The FAA is empowered to assess civil penalties for such failures or institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations and directives. The FAA is also empowered to modify, suspend or revoke an air carrier’s authority on an emergency basis, without providing notice and a hearing, where significant safety issues are involved.

     Each U.S. air carrier must hold a valid FAA-issued air carrier certificate and FAA-approved operations specifications authorizing operation in specific regions with specified equipment under specific conditions. We believe Atlas and Polar are in material compliance with applicable FAA rules and regulations and maintain all documentation required by the FAA.

     International. Air transportation in international markets (the vast majority of markets in which Atlas and Polar operate) is subject to extensive additional regulation. The ability of Atlas and Polar to operate in other countries is governed by aviation agreements between the United States and the respective countries or, in the absence of such an agreement, by principles of comity and reciprocity. Sometimes, such as with Japan and China, aviation agreements restrict the number of carriers that may operate, their frequency of operation, or the routes over which they may fly. This makes it necessary for the DOT to award route and operating rights to U.S. air carrier applicants through competitive route proceedings. International aviation agreements are periodically subject to renegotiation, and changes in U.S. or foreign governments could result in the alteration or termination of such agreements, diminish the value of existing route authorities or otherwise affect Atlas’ and Polar’s international operations. Foreign governmental authorities also impose substantial licensing and business registration requirements and, in some cases, require the advance filing and/or approval of schedules or rates. Moreover, the DOT and foreign government agencies typically regulate alliances and other commercial arrangements between U.S. and foreign air carriers, such as the ACMI arrangements that Atlas maintains. Approval of these arrangements may be conditional, and approval during one time period does not guarantee approval in future periods. Nor is there a guarantee that an arrangement will be approved in the first instance.

     Airport Access. The ability of Atlas and Polar to operate is dependent on their ability to gain access to airports of their choice at commercially desirable times and on acceptable terms. In some cases, this is constrained by the need for the assignment of takeoff and landing “slots” or comparable operational rights. Like other air carriers, Atlas and Polar are subject to such constraints at slot-restricted airports such as Chicago and a variety of foreign locations (e.g., Tokyo, Incheon and Amsterdam). The availability of slots is not assured and the inability of Atlas and Polar to obtain additional slots could therefore inhibit their efforts to provide expanded services in certain international markets. In addition, nighttime restrictions of certain airports could, if expanded, have an adverse operational impact.

     Security. Following the terrorist attacks of September 11, 2001, the aviation security functions previously performed by the FAA were transferred to the U.S. Transportation Security Administration (“TSA”). The TSA extensively regulates aviation security through rules, regulations and security directives. Currently, at the insistence of key U.S. Congressional leaders, the TSA is devoting significant resources and attention to the air cargo area. TSA is in the final stages of issuing a rule to establish uniform standards and impose requirements designed to prevent unauthorized access to freighter aircraft and the introduction of weapons to such aircraft. Atlas and Polar currently operate pursuant to a TSA-approved security program that, we believe, maintains the security of all aircraft in the fleet. There can be no assurance, however, that we will remain in compliance with the existing and any additional TSA requirements without incurring substantial costs which may have a materially adverse effect on our operations. Additionally, foreign governments and regulatory bodies (such as the European Commission) impose their own aviation security requirements and have increasingly tightened such requirements. This may have an adverse impact on our operations, especially to the extent the new requirements may necessitate redundant or costly measures or be in conflict with TSA requirements. Additionally, the U.S. Congress is considering legislation which, if enacted, could substantially increase the security burden on air cargo carriers.

     Environmental. Atlas and Polar are subject to various federal, state and local laws relating to the protection of the environment, including the discharge or disposal of materials and chemicals and the regulation of aircraft noise, which are administered by numerous state and federal agencies. For instance, the DOT and the FAA have authority under the Aviation Safety and Noise Abatement Act of 1979 (as amended and recodified) and under the Airport Noise and Capacity Act of 1990 to monitor and regulate aircraft engine noise. We believe all aircraft in the Atlas/Polar fleet materially comply with current DOT, FAA and international noise standards.

     Under the FAA’s directives issued pursuant to its aging aircraft program, we are subject to extensive aircraft examinations and will be required to undertake structural modifications to our fleet from time to time to address the problems of corrosion and structural fatigue. As part of the FAA’s overall Aging Aircraft program, it has issued directives requiring certain additional aircraft modifications to be accomplished. We estimate that the modification costs per aircraft will range between $2 million and $3 million. Fifteen aircraft in our Boeing 747-200 fleet have already undergone the major portion of such modifications. The remaining Boeing 747-200 aircraft in service will require modification prior to 2009. Other directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured Boeing 747-400 freighter aircraft were delivered in compliance with all existing FAA directives at their respective delivery dates. It is possible, however, that additional directives applicable to the types of aircraft or engines included in our fleet could be issued in the future and that the cost of complying with such directives could be substantial.

     Atlas and Polar are also subject to the regulations of the Environmental Protection Agency (the “EPA”) regarding air quality in the United States. All aircraft in the Atlas/Polar fleet meet or exceed applicable EPA fuel venting requirements and smoke emissions standards.

     Other Regulations. Air carriers are also subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities and are required to obtain an aeronautical radio license from the Federal Communications Commission. Additionally, Atlas and Polar are also subject to international trade restrictions imposed by Presidential determination and the Office of Foreign Assets Control of the U.S. Department of the Treasury. Atlas and Polar endeavor to comply with such requirements at all times. Our operations may become subject to additional federal requirements in the future under certain circumstances. We are also subject to state and local laws and regulations at locations where we operate and the regulations of various local authorities that operate the airports we serve. We believe Atlas and Polar are in material compliance with all of such currently applicable laws and regulations.

     Civil Reserve Air Fleet. Atlas and Polar both participate in the Civil Reserve Air Fleet Program (the “CRAF Program”), which permits the U.S. Department of Defense to utilize participants’ aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft. Participation in the CRAF Program could adversely restrict our commercial business in times of national emergency.

     Future Regulation. The U.S. Congress, the DOT, the FAA and other governmental agencies are currently considering and in the future may consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operations, ownership and profitability of Atlas and Polar. It is impossible to predict what other matters might be considered in the future and to judge what impact, if any, the implementation of any future proposals or changes might have on our businesses.

Competition

     All of our ACMI business is conducted by Atlas. The market for outsourcing cargo ACMI services is highly competitive. We believe that the most important basis for competition in the ACMI business are the age of the aircraft fleet, the payload and cubic capacities of the aircraft and the price, flexibility, quality and reliability of the air transportation services provided. We are the only service provider in the Boeing 747-400 ACMI market, as there are presently no direct competitors. Competition with respect to the Boeing 747-200 ACMI market, however, is more significant, and our principal competitors include Air Atlanta Icelandic, Focus Air, Southern Air, Tradewinds, Evergreen, Kalitta Air, and World Airways, Inc. In keeping with our strategy of actively managing our asset base by selectively disposing of unproductive assets, we intend to reduce our Boeing 747-200 capacity over the next several years and to replace older aircraft with newer, more modern aircraft. We believe that our ability to grow the ACMI business depends upon economic conditions, the level of commercial activity and our continuing ability to convince major international airlines that outsourcing their air cargo needs is more effective and efficient than undertaking cargo operations with their own incremental capacity and resources.

     Our Scheduled Service business is conducted principally through Polar, although pursuant to an alliance agreement between the two carriers, Atlas may also provide Scheduled Service on behalf of Polar. We offer fully dedicated freighter capacity to our freight-forwarder customers, transporting goods primarily on aircraft pallets. We compete for cargo volume principally with other all-cargo and combination carriers, including Cathay Pacific, Northwest, JAL, NCA, Korean, KLM and Lufthansa and with major passenger airlines that have substantial belly cargo capacity. The primary competitive factors in the Scheduled Service market are price, geographic coverage, flight frequency, reliability and capacity. While we do not maintain a major share of the Scheduled Service market, we believe that we can compete effectively by offering reliable flight schedules to key limited-entry markets (including China, Japan and intra-Asia).

     We participate through our AMC Charter business segment in the CRAF Program under one-year contracts with the AMC, where we have made available a substantial number of our aircraft to be used by the U.S. military in support of their operations and operate such flights pursuant to entitlement based, full-cost contracts. Airlines may participate in the CRAF Program either alone or through a teaming arrangement. As of October 1, 2005, several members from two teams split off to form a third team, which has since participated in the CRAF Program. We are a member of one of these teams led by FedEx. The addition of the third team did not have a material impact on the allocation of the fixed basis awards we received in the October 2005 bid process. The formation of competing teaming arrangements, an increase by other air carriers in their commitment of aircraft to the CRAF Program or the withdrawal of any of our current team members could, however, adversely affect the amount of AMC business awarded to us in the future. Depending upon market conditions existing at the time of any reduction in our current level of CRAF Program participation, we have been able to deploy surplus aircraft into one or more of our other business segments to obtain the highest available rate of return on these assets.

     The ad hoc charter market is highly competitive, with a number of operators, including Evergreen International, FedEx, Kalitta, Lufthansa Charter and other passenger airlines providing similar services. Our Commercial Charter business is our smallest business segment in terms of revenue. Many of our ad hoc charter flights are one-way return flights from Asia or Europe, positioned by one-way AMC flights that originate from the United States and terminate in Europe and the Middle East. Over the last two years, most of our ad hoc charter capacity has been allocated to the AMC Charter business, and this allocation is expected to continue into the foreseeable future.

Fuel

     Aviation fuel is one of the most significant expenses for an airline. During the years ended December 31, 2005, 2004 and 2003, fuel costs represented 30.4%, 25.6% and 23.5%, respectively, of our total operating expenses. Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues and supply and demand, which we can neither control nor accurately predict. The following table summarizes our total fuel consumption and costs for the years ended December 31:

	2005	2004	2003
Gallons consumed (in thousands)	246,619	280,304	333,747
Average price per gallon, including tax	$1.75	$1.25	$0.98
Cost (in thousands)	$432,367	$351,112	$326,022

     Our exposure to fluctuations in fuel price directly impacts only our Scheduled Service and Commercial Charter businesses, where we shift a portion of the burden of price increases to customers by imposing a surcharge. While we believe that both the 2005 and 2004 periods were affected by increases in fuel surcharges, we cannot quantify the increases due to system limitations. ACMI contracts require our customers to pay for aviation fuel. We are not exposed to risk with respect to the AMC fuel expense as the price is set under our annual contract and we receive adjustments for price increases and reductions for price decreases. AMC fuel expense for the years ended December 31, 2005, 2004 and 2003 was $160.4 million, $85.6 million and $114.8 million, respectively.

     In the past, we have not experienced significant difficulties with respect to fuel availability. Although we currently do not anticipate a significant reduction in the availability of jet fuel, a number of factors, such as geopolitical uncertainties in oil-producing nations and shortages in and disruptions to refining capacity, make accurate predictions impossible. For example, hostilities and political turmoil in Iraq and other oil-producing nations could lead to disruptions in oil production and/or to substantially increased oil prices. The inability to obtain jet fuel at competitive prices would materially and adversely affect our results of operation and financial condition.

     Although we have not regularly entered into hedging arrangements in the past, we are currently reviewing various hedging strategies and may engage in certain fuel hedging activities or fuel purchase commitments in the future to help us manage the price and availability of fuel and limit our exposure to significant fluctuations.

Employees

     Our business is labor intensive, with salaries, wages and benefits accounting for approximately 17.2%, 15.6% and 14.0% of our consolidated operating expenses for 2005, 2004 and 2003, respectively. As of December 31, 2005, we had 2,077 employees, 1,011 of whom were air crewmembers. We maintain a comprehensive training program for our crewmembers in compliance with FAA requirements, in which each pilot regularly attends recurrent training programs. All crewmembers in the direct employment of Atlas and Polar are represented by the Air Line Pilots Association (“ALPA”). Those crewmembers employed by our subsidiary, Atlas Air Crew Services, in Stansted England, are not represented by any union.

     Our relations with ALPA are governed by the Railway Labor Act of 1926 (the “Railway Labor Act”). Under this statute, a collective bargaining agreement between a company and the labor union generally does not expire but becomes amendable as of a stated date. If either party wishes to modify the terms of such agreement, it must notify the other in the manner prescribed in the agreement. We are subject to risks of work interruption or stoppage and may incur additional administrative expenses associated with union representation of its employees.

     The Atlas collective bargaining agreement became amendable in February 2006. Negotiations to amend this agreement have been placed on hold by mutual agreement of the parties in favor of completion of the merger between Atlas and Polar, including the negotiation of a single collective bargaining agreement covering both crew forces.

     Negotiations with ALPA to amend the Polar agreement began in February 2003. Since July 2003, the parties’ negotiations were under the direction of the National Mediation Board (the “NMB”). On August 16, 2005 and at the request of ALPA, the parties were released into a thirty-day cooling off period that must occur before either party can implement economic self-help. When no agreement was reached during this cooling off period, ALPA elected to exercise its right to economic self-help and called a strike on September 16, 2005. On October 2, 2005, the parties entered into a tentative agreement to settle the strike, which was ratified and became effective October 5, 2005. This agreement is for a term of eighteen months beginning October 5, 2005. The agreement generally provides for a 10.5% base wage increase retroactive to June 1, 2005 and an increase in our matching component of the Polar crewmember 401(k) plan to 50% of the crewmembers contribution, with the maximum contribution eligible for our match capped at 10% of the crewmember’s earnings, effective January 1, 2006 (see also Note 16 to our Financial Statements).

     On August 30, 2005, a lawsuit was filed in the United States District Court for the Eastern District of New York by ALPA against Holdings, Atlas and Polar. ALPA alleged that Holdings, Atlas and Polar violated various provisions of the Railway Labor Act. Following the successful negotiation and ratification of its new labor agreement with ALPA, the Polar crewmembers and Holdings, the complaint was withdrawn and the matter dismissed.

Chapter 11 Reorganization

     During the period from 2001 to 2004, Holdings and air cargo carriers in general, suffered from (i) a challenging economic environment, especially in the technology and telecom sectors, which historically had been significant users of air cargo capacity, (ii) reduced demand for air cargo services and (iii) the terrorist attacks of September 11, 2001. While prior industry projections anticipated continued growth in the air cargo market, the air cargo industry experienced a 9.7 % decline in demand (measured as revenue ton miles) in 2001, representing the worst year-over-year decline on record.

     We were unable to file our Quarterly Report on Form 10-Q for the three months ended September 30, 2002 because a restatement of certain financial information for fiscal year 2001 had not been completed by the due date of the report. As a result, Deutsche Bank Trust Company (“Deutsche Bank”), the agent under two credit facilities maintained by two subsidiaries of Holdings, notified us that failure to provide financial statements for the third quarter of 2002 created a default under such facilities. In early January 2003, we entered into an amendment and waiver with Deutsche Bank under these two credit facilities to amend the loan agreements maintained by the subsidiaries and to waive certain events of default under the loan agreements and related aircraft leases.

     In response to the challenging operating environment, in early 2003, we also embarked on a comprehensive program that included a change in senior management and the initiation of an aggressive operational and financial restructuring plan. Throughout the course of 2003, management implemented significant cost saving initiatives and negotiated with various lessors and secured aircraft creditors to reduce and or defer rents and payments on our aircraft. By the end of 2003, we were able to negotiate binding term sheets and restructuring agreements with a majority of our significant aircraft lenders and lessors.

     On January 30, 2004, (the “Bankruptcy Petition Date”), AAWW, Atlas, Polar and two other of AAWW’s subsidiaries, Airline Acquisition Corp I (“Acquisition”) and Atlas Worldwide Aviation Logistics, Inc. (“Logistics,” and together with AAWW, Atlas, Polar and Acquisition collectively, the “Debtors”) each filed for relief under chapter 11 (“Chapter 11”) of title 11 of the United States Code, 11 U.S.C. 101 et seq. (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). The Bankruptcy Court jointly administered these cases as In re: Atlas Air Worldwide Holdings, Inc., Atlas Air, Inc., Polar Air Cargo, Inc., Airline Acquisition Corp I, and Atlas Worldwide Aviation Logistics, Inc., Case No. 04-10792 (collectively, the “Chapter 11 Cases” or the “Chapter 11 Proceedings”). Throughout the Chapter 11 Proceedings, the Debtors operated their respective businesses as debtors-in-possession (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and the orders of the Bankruptcy Court. The Consolidated Financial Statements appearing in Item 8 of Part II of this Report include data for all of our subsidiaries, including those that did not file for relief under Chapter 11.

     A number of the restructuring agreements that we entered into prior to filing for bankruptcy required a Chapter 11 filing as part of their implementation. In addition, the Chapter 11 filing helped facilitate the restructuring program by establishing one forum for the resolution of claims and implementation of a wide range of restructuring agreements. The Chapter 11 filing had also helped facilitate the issuance of the new equity securities required by certain of the restructuring agreements (see Note 3 to our Financial Statements for additional information concerning our restructuring).

     The Debtors emerged from bankruptcy protection under the Second Amended Joint Plan of Reorganization (the “Plan of Reorganization”) which (i) was confirmed by the Bankruptcy Court on July 16, 2004 and (ii) after each of the conditions precedent to consummation was satisfied or waived, became effective as of July 27, 2004 (the “Effective Date”). In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), we adopted fresh-start accounting as of the Effective Date (see Notes 2 and 3 to our Financial Statements for additional information concerning our reorganization). References to “Predecessor Company” or “Predecessor” refer to us prior to the Effective Date. References to “Successor Company” or “Successor” refer to us after the Effective Date, following the adoption of fresh-start accounting. As a result of fresh-start accounting, the Successor Company’s Consolidated Financial Statements are not comparable with the Predecessor Company’s Consolidated Financial Statements.

Available Information

     All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the Securities and Exchange Commission (the “SEC”), are available free of charge through our corporate Internet Website, www.atlasair.com, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. Certain information concerning our restructuring and our filing under Chapter 11 of the Bankruptcy Code may be found at www.atlasreorg.com.

     The information on these Websites is not, and shall not be deemed to be, part of this Report or incorporated into any other filings we make with the SEC.

ITEM 1A. RISK FACTORS

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

Risks Relating to Our Industry

     We depend on worldwide demand and any economic decrease in the demand for cargo transport could adversely affect our business and operations.

     Our success is highly dependent upon the level of business activity and overall economic conditions in the United States and abroad. An economic downturn in the United States is likely to adversely affect demand for delivery services offered by our Scheduled Service business and our ACMI customers, in particular expedited services shipped via heavy lift aircraft. A prolonged economic slowdown may increase the likelihood that our ACMI customers would reduce the scope of services we provide or may reduce the level of our Scheduled Service business.

     The cost of fuel is a major operating expense and fuel shortages and price volatility could adversely affect our business and operations.

     Although the price of aviation fuel directly impacts only the Scheduled Service and Commercial Charter segments of our operations, it is one of our most significant expenses. For the years ended December 31, 2005, 2004 and 2003, fuel costs were approximately 30.4%, 25.6% and 23.5%, respectively, of our total operating expenses. The price of aviation fuel is directly influenced by the price of crude oil and, to a lesser extent, by refining capacity relative to demand. These factors are influenced by a wide variety of macroeconomic and geopolitical events and are completely beyond our control. Additionally, hostilities in the Middle East and terrorist attacks in the United States and abroad could cause significant disruptions in the supply of crude oil and have had a significant impact on the price and availability of aviation fuel. We have not regularly entered into fuel hedging arrangements to date. Even if we were to elect to hedge fuel prices in the future, through the purchase of futures contracts or options or otherwise, there can be no assurance that we will be able to do so successfully.

     We generally attempt to pass on increases in the price of aviation fuel to our Scheduled Service and Commercial Charter customers through the imposition of a surcharge, but we bear a portion of price increases over the short term. There can be no assurance that we will be able to continue to impose such surcharges in the future. In addition, if fuel costs increase significantly, our customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers.

     ACMI contracts require our customers to pay for aviation fuel. However, an increase in fuel costs could have a material adverse effect on our customers’ results of operations and financial condition or cause our customers to reduce or stop their use of aircraft that have the fuel payment obligations, thereby adversely affecting our ability to continue to operate our ACMI business under its current terms. Similarly, a reduction in the availability of fuel, resulting from a disruption of oil imports or other events, could have a material adverse effect on our customers’ results of operations and financial condition, which, in turn, could significantly impact their ability and willingness to continue to do business with us.

We are subject to extensive governmental regulations and our failure to comply with these regulations in the United States and abroad, or the adoption of any new laws, policies or regulations or changes to such regulations may have an adverse effect on our business.

     Our operations are subject to complex aviation and transportation laws and regulations, including Title 49 of the U.S. Code (formerly the Federal Aviation Act of 1958, as amended), under which the DOT and the FAA exercise regulatory authority over air carriers such as Atlas and Polar. In addition, our business activities fall within the jurisdiction of various other federal, state, local and foreign authorities, including the U.S. Department of Defense, the TSA, U.S. Customs and Border Protection, the Treasury Department’s Office of Foreign Assets Control and the EPA. These laws and regulations may require us to maintain and comply with the terms of a wide variety of certificates, permits, licenses, noise abatement standards and other requirements and our failure to do so could result in substantial fines or other sanctions. The DOT, the FAA, the TSA and foreign aviation regulatory agencies have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with provisions of law or applicable regulations and may impose civil or criminal penalties for violations of applicable rules and regulations. Such actions, if taken, could have a material adverse effect on our mode of conducting business, results of operations and financial condition. In addition, governmental authorities such as the DOT, the TSA and the FAA may adopt new regulations, directives or orders that could require us to take additional and potentially costly compliance steps or result in the grounding of some of our aircraft, which could increase our operating costs or result in a loss of revenues, which could have a material adverse effect on our results of operations and financial condition.

The airline industry has changed fundamentally since the terrorist attacks on September 11, 2001 and we are subject to stringent security regulations and rules.

     In response to the terrorist attacks of September 11, 2001, various government agencies, including U.S. Customs and Border Protection, and the TSA, have adopted laws and may in the future adopt new rules, policies or regulations or changes in the interpretation or application of existing laws, rules, policies or regulations, compliance with which could increase our costs or result in loss of revenues, or have a material adverse effect on our results of operations and financial condition. The TSA has increased security requirements in response to the terrorist attacks of September 11, 2001 and has recently proposed comprehensive new regulations governing air cargo transportation, including all-cargo services, in such areas as cargo screening and security clearances for individuals with access to cargo or who board and travel on all-cargo aircraft. These new regulations and others that potentially might be adopted could have an adverse impact on our ability to efficiently process cargo or could increase our costs. Furthermore, Congress is considering air transportation security provisions that could have similar impacts.

     Failure to utilize our rights in limited-entry market could result in a loss of such rights.

     A significant amount of our business, primarily in the Scheduled Service segment, is conducted in limited-entry international markets with U.S.-negotiated rights that have been awarded in competitive carrier selection proceedings. This includes Polar’s China rights and its “5th-freedom” rights to serve Hong Kong and third country markets. Because such rights typically are subject to loss for underutilization, there is a risk of constriction of our operating rights if it is determined that economic conditions preclude full use. The DOT and foreign government agencies may also consider or adopt new laws, regulations and policies with respect to limited-entry markets (such as China and Japan) and to ACMI operations. Any adverse change or modification to our limited-entry market rights (or governmental trade barriers in such markets) could negatively affect our profitability.

     In addition, traffic rights to many foreign countries are subject to bilateral air services agreements between the United States and foreign countries and are allocated only to a limited number of U.S. carriers, which are subject to licensing approval by the applicable foreign regulators. Consequently, our ability to provide air cargo service in some foreign markets depends, in part, on the willingness of the DOT to allocate limited traffic rights to us rather than to competing U.S. airlines and on the approval of the applicable foreign regulators. If we are unable to maintain our current arrangements, we may not be able to generate sufficient revenues and cash flow to sustain or expand our operations.

     Our insurance coverage has become increasingly expensive and difficult to obtain.

     Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general and the insured carrier in particular. Since the terrorist attacks of September 11, 2001, our premiums have increased significantly. Future terrorist attacks involving aircraft, or the threat of such attacks, could result in further increases in insurance costs and could affect the price and availability of such coverage. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the federal government. The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through August 31, 2006 as required by the Homeland Security Act of 2002, as amended by the Consolidated Appropriations Act of 2005 and by the Transportation Appropriations Act of 2006. The Secretary of Transportation may extend this policy until December 31, 2006. If the federal insurance program terminates, we would likely face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

     Although we believe our current insurance coverage is adequate and consistent with current industry practice, there can be no assurance that we will be able to maintain our existing coverage on terms favorable to us, that the premiums for such coverage will not increase substantially, or that we will not bear substantial losses and lost revenues from accidents. Substantial claims resulting from an accident in excess of related insurance coverage or a significant increase in our current insurance expense could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Business

The market for air cargo services is highly competitive and if we are unable to compete effectively, we may lose current customers or fail to attract new customers.

     Our industry is highly competitive and susceptible to price discounting due to periodic excess capacity. New freighter aircraft and passenger converted freighters will add to the supply of lift available to the market. Since we offer a broad range of aviation services, our competitors vary by geographic market and type of service. Each of the markets we serve is highly competitive and fragmented. In addition, air cargo companies are able to freely enter domestic markets. We believe that the most important elements for competition in the air cargo business are the range, payload and cubic capacities of the aircraft and the price, flexibility, quality and reliability of the cargo transportation services provided. In addition, some of our contracts are awarded based on a competitive bidding process. Competition arises primarily from other international and domestic contract carriers, regional and national ground handling and logistics companies, internal cargo units of major airlines and third party cargo providers, some of which have substantially greater financial resources and more extensive fleets and facilities than we do. Some of our airline competitors are currently facing financial difficulties and as a result could resort to drastic pricing measures with which we may not be able to compete.

     Our ability to attract and retain business is also affected by whether, and to what extent, our customers decide to coordinate and service their own transportation needs. Some of our existing customers maintain transportation departments that could be expanded to manage freight transportation in-house. The inability to successfully compete against companies providing services similar to, or that are substitutes for, our own, or our customers providing for themselves the services we currently provide to them, could have a material adverse effect on our results of operations and financial condition.

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

  increasing our vulnerability to general adverse economic and industry conditions;

  limiting our flexibility in planning for, or reacting to, changes in business and our industry;

  placing us at a disadvantage to many of our competitors who have less debt; and

  exposing us to fluctuations in interest rates with respect to that portion of our debt, including our bank loans, which are at a variable rate of interest.

     Our ability to service our debt and meet our other obligations depends on certain factors beyond our control.

     Our ability to service our debt and meet our lease and other obligations as they come due is dependent on our future financial and operating performance. This performance is subject to various factors, including factors beyond our control, such as changes in global and regional economic conditions, changes in our industry, changes in interest or currency exchange rates, the price and availability of aviation fuel and other costs, including labor and insurance.

     If our cash flow and capital resources are insufficient to enable us to service our debt and leases and meet these obligations as they become due, we could be forced to:

  restructure or refinance our debt;

  obtain additional debt or equity financing;

  reduce or delay capital expenditures;

  limit or discontinue, temporarily or permanently, business plans or operations; and/or sell assets or businesses.

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

     Certain of our debt instruments and lease agreements contain a number of covenants that, among other things, require us to maintain minimum liquidity of $95 million net cash available as of December 31, 2005 and significantly restrict our ability to:

  incur additional debt or issue new lease obligations above threshold amounts;

  invest in new capital assets above certain limitations;

  pay dividends or make other restricted payments;

  create or permit certain liens;

  sell assets; and

  consolidate or merge with or into other companies or sell all or substantially all of our assets.

     These restrictions could limit our ability to finance our future operations or capital needs, to make acquisitions or to pursue future business opportunities. In addition, our revolving credit facility (the “Revolving Credit Facility”) with Congress Financial Corporation (“Congress”) and Wachovia Bank, National Association (“Wachovia”), a certain loan that was made to Atlas Freighter Leasing III, Inc. (“AFL III”) (the “AFL III Credit Facility”), another loan made to Atlas (the “Aircraft Credit Facility” or “ACF”) and certain leases require us to maintain specified financial ratios and/or satisfy certain financial covenants. We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and to satisfy these covenants. Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may affect our ability to do so. While we are currently in compliance with these ratios and covenants, we cannot assure you that we will continue to meet these ratios or satisfy these covenants or that the lenders or lessors will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our debt instruments, including the Revolving Credit Facility, and certain of our leases would prevent us from borrowing under the Revolving Credit Facility and could result in a default under it and the leases. Moreover, if the lenders under a facility or other agreement in default were to accelerate the debt outstanding under that facility, it could result in a cross default under other debt facilities or leases. If all or any part of our debt were to be accelerated, we may not have, or be able to obtain, sufficient funds to repay such debt. A default under the leases could result in a reversion to the original lease terms without regard to the restructuring of the lease payments and an acceleration of any amounts owed under the leases.

     Our access to capital may be limited.

     Our operations are capital intensive. They are financed from operating cash flow, and if required from borrowings, pursuant to the Revolving Credit Facility. Many airlines, including us, have defaulted on debt securities and bank loans in recent years and have had their equity eliminated in bankruptcy reorganizations. This history has led to limited access to the capital markets by companies in our industry. Our access to the capital markets may also be limited for the foreseeable future due to limited liquidity in our securities, among other things. Restrictions on our ability to access capital and obtain sufficient financing to fund our operations may diminish our financial and operational flexibility and could curtail our operations and adversely affect our ability to take advantage of opportunities for expansion of our business. We cannot assure you, however, that any additional replacement financing will be available on terms that are favorable or acceptable to us.

A significant decline in our AMC business transporting cargo for delivery to military locations could have a material adverse effect on our results of operations and financial condition.

     During 2005 and 2004, approximately 27.2% and 20.0%, respectively, of our consolidated operating revenues were derived from our AMC business, including expansion mission requests transporting cargo for delivery to military locations in Germany, Bahrain, Qatar and Kuwait, and in or near Afghanistan, Iraq and elsewhere in the Middle East. A material decline in such business, including one-way missions, could have a material adverse effect on our results of operations and financial condition.

     We expect that revenues from the AMC will continue to be a significant source of our revenue for the foreseeable future. However, our revenues from the AMC are derived from one-year contracts that the AMC is not obligated to renew. In addition, the AMC can typically terminate or modify its contract with us for convenience, if we fail to perform or to pass semi-annual inspections. Any such termination would result in a loss of revenue and could expose us to significant liability or hinder our ability to compete for future contracts with the federal government. If our AMC business declines significantly, it could have a material adverse effect on our results of operations and financial condition. Even if the AMC continues to award business to us, we cannot assure you that we will continue to generate the same level of revenues we currently derive from our AMC Charter operations. The volume of our AMC business is sensitive to changes in national and international political priorities and the U.S. federal budget.

Our revenues from the AMC could decline as a result of the system the AMC uses to allocate business to commercial airlines that participate in the CRAF.

     Each year, the AMC grants a certain portion of its business to different airlines based on a point system. The number of points an airline can accrue is determined by the amount and type of aircraft pledged to the CRAF Program. We participate in the CRAF Program through a teaming arrangement with other airlines, led by FedEx. Our team is currently entitled to 36.3% of all wide-body Boeing 747 U.S. military business. The formation of competing teaming arrangements, an increase by other air carriers in their commitment of aircraft to the program or the withdrawal of our team’s current partners, especially FedEx, could adversely affect the amount of our AMC business in future years. In addition, if any of our team members were to cease or restructure its operations, the number of planes pledged to the CRAF Program by our team could be reduced. As a result, the number of points allocated to our team could be reduced and our allocation of AMC business would likely decrease, resulting in a material adverse effect on our results of operations and financial condition.

We depend on continued business with certain customers in each of our business segments, especially in the ACMI segment. If our business with any of these customers declines significantly, it could have a material adverse effect on our financial condition and results of operations.

     During 2005 and 2004, the ACMI business accounted for approximately 28.8% and 26.6%, respectively, of our consolidated operating revenues. No ACMI customer accounted for 10% or more of our total operating revenues. Our significant ACMI customers included Emirates, Qantas, Air New Zealand, Cargolux, Korean Air, British Airways and Lan Cargo. While we believe that our relationships with these and our other customers are mutually satisfactory, our failure to renew any of our contracts with them, or the renewal of any of those contracts on less favorable terms, could have a material adverse effect on our results of operations and financial condition.

Many of our arrangements with customers are not long-term contracts. As a result, we cannot assure you that we will be able to continue to generate similar revenues from these arrangements.

     We generate a large portion of our revenues from arrangements with customers with terms of less than one year, ad hoc arrangements or “call-when-needed” contracts. A large portion of our AMC revenues are from expansion business, which is not fixed by contract and is dependent on AMC requirements which cannot be predicted. The scheduled termination dates for ACMI contracts range from two months to 3.8 years as of December 31, 2005. While we believe that our relationships with these and our other customers are mutually satisfactory, we cannot assure you that our customers will continue to seek the same level of services from us as they have in the past or that they will renew these arrangements or not terminate them on short notice, if permitted. In the past, several of our larger contracts have not been renewed due to reasons unrelated to our performance, such as the financial position of our customers or their decision to move the services we previously provided to them in-house. Accordingly, we cannot assure you that in any given year we will be able to generate similar revenues from our customers as we did in the previous year.

We operate in potentially dangerous locations and carry hazardous cargo, either of which could result in a loss of, or damage to, our aircraft.

     Our operations are subject to conditions that could result in losses of, or damage to, our aircraft, or death or injury to our personnel. These conditions include:

  geopolitical instability in areas through which our flight routes pass, including areas where the United States is conducting military activities;

  future terrorist attacks; and

  casualties incidental to the services we provide in support of U.S. military activities, particularly in or near Afghanistan, Iraq, Kuwait and elsewhere in the Middle East.

     We regularly carry sensitive military cargo, including weaponry, ammunition and other volatile materials. The inherently dangerous nature of such cargo increases the risk of damage to or loss of our aircraft.

Our financial condition could suffer if we experience unanticipated costs or enforcement action as a result of the SEC investigation and other lawsuits and claims.

     On October 28, 2004, the SEC issued a Wells Notice (the “Wells Notice”) to us indicating that the SEC staff is considering recommending to the SEC that it bring a civil action against us alleging that we violated certain financial reporting provisions of the federal securities laws from 1999 to 2002. In addition, the SEC has filed one or more proofs of claim in the Chapter 11 Cases. We are currently engaged in discussions with the SEC regarding the Wells Notice and the possible resolution of this matter and continue to cooperate fully with the SEC in respect of its investigation. However, we cannot assure you as to the outcome of this investigation or that we will be able to resolve this matter on terms favorable to us. We are also party to a number of other claims, lawsuits and pending actions, which we consider to be routine and incidental to our business (see Note 13 to our Financial Statements).

     Volatility of aircraft values may affect our ability to obtain financing secured by our aircraft.

     We have historically relied upon the market value of our aircraft as a source of additional capital. The market for used aircraft, however, is volatile and can be negatively affected by excess capacity due to factors such as a slowdown in global economic conditions. As a result, the value of aircraft reflected on our consolidated balance sheets may not reflect the current fair market value or appraised value of these aircraft.

     We have material weaknesses in our internal controls over financial reporting.

     In connection with our initial procedures to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we have identified a substantial number of significant deficiencies and a material weakness in our internal controls over financial reporting. We are committed to addressing these deficiencies and material weakness, which have required us to hire additional personnel and outside advisory services and have resulted and will continue to result over at least the next twelve months in additional accounting and consulting expenses. If we are unsuccessful in our focused effort to permanently and effectively remediate these deficiencies and material weakness, or otherwise fail to maintain adequate internal controls over financial reporting, our ability to accurately and timely report our financial condition may be adversely impacted, which could, among other things, result in a default under our Revolving Credit Facility and limit our access to the capital markets. In addition, if we do not remediate these weaknesses, we will not be able to conclude, pursuant to Section 404 of the Sarbanes-Oxley Act and Item 308 of Regulation S-K of the Securities Act, that our internal controls over financial reporting are effective. We cannot assure you as to what conclusions our management or independent registered public accounting firm might reach with respect to their evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2006, the date we are first required to report such conclusions. In the event of non-compliance, we may lose the trust of our customers, suppliers and security holders, and our stock price could be adversely impacted (see “Controls and Procedures” in Item 9A of Part II of this Report).

Labor disputes with union employees have resulted, and could result, in a work interruption or stoppage, which could materially adversely impact our results of operations.

     All of our U.S. crewmembers are represented by unions. Collectively, these employees represent approximately 49% and 54% of our workforce as of December 31, 2005 and 2004, respectively. We are subject to risks of work interruption or stoppage and may incur additional expenses associated with the union representation of our employees. Indeed, during 2005 a strike did occur by our Polar crewmembers, but was ultimately resolved after a 20 day work stoppage. However, we cannot assure you that disputes, including disputes with any certified collective bargaining representatives of our employees, will not arise in the future or will result in an agreement on terms satisfactory to us. Such disputes and the inherent costs associated with their resolution could have a material adverse effect on our results of operations and financial condition.

     In November 2004, in order to increase efficiency and assist in controlling certain costs, we initiated steps to combine the U.S. crewmembers bargaining units of Atlas and Polar. These actions are in accordance with the terms and conditions of

Atlas’ and Polar’s collective bargaining agreements, which agreements provide for a seniority integration process and the negotiation of a single collective bargaining agreement. In the event that we are unsuccessful in reaching agreement on a single collective bargaining agreement, any unresolved issues will be submitted to binding arbitration. While we cannot assure you as to the outcome of such arbitration, any decision by the arbitrator could materially impact our crew costs.

     The Atlas’ collective bargaining agreement became amendable in February 2006. By mutual agreement between the ALPA and Atlas, negotiations for an amended agreement have been put on hold in favor of the contractually required completion of a single collective bargaining agreement covering both the Atlas and Polar crewmembers pursuant to the Company’s decision to merge the two crew forces.

Our operating cash flows may be subject to fluctuations related to the seasonality of our business and our ability to promptly collect accounts receivable. A significant decline in operating cash flows may require us to seek additional financing sources to fund our working capital requirements.

     Our Scheduled Service and Commercial Charter operations are seasonal in nature, with peak activity occurring during the retail holiday season, which traditionally begins in September and lasts through mid-December. This typically results in a significant decline in demand for these services in the first quarter. Our ACMI contracts typically allow our customers to cancel a maximum of 5% of the guaranteed hours of aircraft utilization over the course of a year. Our customers often exercise such cancellation options early in the first quarter of the year, when the demand for air cargo capacity has been historically low following the seasonal holiday peak in the fourth quarter.

     Historically, we have experienced fluctuations in our operating cash flows as the result of fluctuations in our collection of accounts receivable. These fluctuations have been due to various issues, including amendments and changes to existing contracts and the commencement of operations under new agreements. If we cannot successfully collect a significant portion of such accounts receivable aged over 90 days old, we may be required to set aside additional reserves or write off a portion of such receivables. If we are not able to maintain or reduce our aged receivables, our ability to borrow against the Revolving Credit Facility may be restricted because borrowings are limited to 85.0% of “eligible” domestic receivables, which excludes receivables aged over 90 days old. If our operating cash flows significantly decline as a result of such fluctuations, we may be required to seek alternative financing sources, in addition to the Revolving Credit Facility, to fund our working capital requirements. We cannot assure you that we would be able to successfully obtain such alternative financing on terms favorable to us or at all.

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

     Except for limited situations, we do not have insurance against the loss arising from business interruption. If we fail to keep our aircraft in service, we may have to take impairment charges in the future and our results of operations would be adversely affected. The loss of our aircraft or the grounding of our fleet could reduce our capacity utilization and revenues, require significant capital expenditures to replace such aircraft and could have a material adverse affect on us and our ability to make payments on the debt or lease related to the aircraft. Moreover, any aircraft accident could cause a public perception that some or all of our aircraft are less safe or reliable than other carriers’ aircraft, which could have a material adverse effect on our results of operations and financial condition.

     We are subject to the risks of having a limited number of suppliers for our aircraft.

     Our current dependence on a single type of aircraft for all of our flights makes us particularly vulnerable to any problems associated with the Boeing 747-400 and Boeing 747-200 aircraft, including design defects, mechanical problems and contractual performance by the manufacturer or any actions by the FAA, resulting in an inability to operate our aircraft. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.

Our fleet includes older aircraft that have higher maintenance costs than new aircraft which could require substantial maintenance expenses.

     Our fleet includes 19 747-200s aircraft manufactured between 1974 and 1981. As of December 31, 2005, the average age of our Boeing 747-200 operating aircraft was approximately 26.1 years. Because many aircraft components wear out and are required to be replaced after a specified number of flight hours or takeoff and landing cycles and because older aircraft may need to be refitted with new aviation technology, older aircraft tend to have higher maintenance costs and lower available flight hours than newer aircraft. Maintenance and related costs can vary significantly from period to period as a result of government-mandated inspections and maintenance programs and the time needed to complete required maintenance checks. In addition, the age of our aircraft increases the likelihood that we will need significant capital expenditures in the future to replace our older aircraft. The incurrence of substantial additional maintenance expenses for our aircraft or the incurrence of significant capital expenditures to replace our aircraft could have a material adverse effect on our results of operations and financial condition.

Our business outside of the U.S. exposes us to uncertain conditions in overseas markets.

     A significant portion of our revenues comes from air-freight services to customers outside the United States, which exposes us to significant risks, including the following:

  potential adverse changes in the diplomatic relations between foreign countries and the United States;

  risks of insurrections or hostility from local populations directed at U.S. companies and their property;

  government policies against businesses owned by foreigners;

  expropriations of property by foreign governments;

  the instability of foreign governments or economies; and

  adverse effects of currency exchange controls.

     In addition, at some foreign airports, we are required by local governmental authorities or market conditions to contract with third parties for ground and cargo handling and other services. The performance by these third parties or boycott of such services is beyond our control and any operating difficulties experienced by these third parties could adversely affect our reputation or our business.

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

     Our operations involve inherent risks that subject us to various forms of liability. We carry insurance against those risks for which we believe other participants in our industry commonly insure. However, we can give no assurance that we are adequately insured against all risks. If our liability exceeds the amounts of our coverage, we would be required to pay any such excess amounts, which amounts could be material to our business and operations.

Risks Related to Ownership of Our Securities

We cannot predict with certainty that we will continue to file our SEC periodic reports on a timely basis and if or when our common shares will be re-listed on a national securities exchange.

     Our shares of common stock, all of which were issued pursuant to the Plan of Reorganization (“Common Stock”), are currently quoted on the over-the-counter market on the pink sheets (the “Pink Sheets”) and, as a result, there is limited liquidity therein. There can be no assurance that an active market for the Common Stock will develop or continue and no assurance can be given as to the prices at which it might be traded. Moreover, there can be no assurance that we will be successful in any attempt to have the Common Stock listed on a national securities exchange or a foreign securities exchange, or quoted on the NASDAQ stock market. At the present time, we cannot predict with certainty that we will continue to file our required reports on Form 10-Q and Form 10-K on a timely basis. We are continuing to work to improve the timeliness of all our periodic filings.

     Equity based awards will dilute the ownership interests of other stockholders.

     Pursuant to the Plan of Reorganization, an aggregate of 2,772,559 shares of Common Stock have been reserved for equity-based awards. The shares have been reserved under Holdings’ 2004 Long Term Incentive and Share Award Plan (the, “2004 LTIP”), which includes an incentive plan in which members of our board of directors (the “Board”) and management participate, and an employee stock option plan. As of December 31, 2005, a total of 1,957,279 shares have been awarded to directors, management and employees under the 2004 LTIP, comprised of 658,600 shares of restricted stock and non-qualified stock options to purchase 1,298,679 shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Aircraft

     Owned and leased aircraft operated by us at December 31, 2005 include the following:

Aircraft Type	Owned	Capital Leased	Operating Leased	Total	Average Age Years
747-100	1	-	-	1	35.0
747-200*	16	3	1	20	26.1
747-300	1	-	-	1	19.8
747-400	6	-	14	20	5.6

Total	24	3	15	42	16.4

* Includes tail number N92IFT which was not part of the operating fleet at December 31, 2005 and was sold in early 2006.

     Lease expirations for the operating leased aircraft included in the preceding table of operating flight equipment range from October 2010 to February 2025. Three of the 747-400 aircraft are dry leased to a 49% owned affiliate.

Aircraft Conversions

     On May 12, 2005, we entered into a slot conversion agreement with Israel Aircraft Industries Ltd. and PSF Conversions LLP (“Slot Conversion Agreement”) under which we have the option to convert four Boeing 747-400 passenger aircraft to special freighter configuration during the period from late-2007 to mid-2008. The agreement also includes an option covering the modification of up to six additional Boeing 747-400 passenger aircraft to Boeing 747SF aircraft during the period from 2009 to 2011. We have not yet committed to acquire the related aircraft.

Ground Facilities

     Our principal office is located at 2000 Westchester Avenue, Purchase, New York, where we lease 140,000 square feet under a long-term lease that expires in 2012. Polar leases 6,878 square feet of office space in Long Beach, California, pursuant to a lease that is set to expire in November 2009. These offices include both operational and administrative support functions, including flight and crew operations, maintenance and engineering, material management, human resources, legal, sales and marketing, financial, accounting and information technology.

     Atlas also rents a 40,000 square feet of warehouse space at JFK Airport in New York, New York to store aviation equipment and aircraft components to maintain our aircraft. Polar rents 170,000 square feet in Prestwick, Scotland under a long-term lease that expires in July 2010 for its maintenance activities. Atlas also leases 40,000 square feet at the Amsterdam Airport for maintenance and storage purposes.

ITEM 3. LEGAL PROCEEDINGS

     The information required in response to this Item is set forth in Note 13 to our Financial Statements, and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Since July 14, 2005, our Common Stock has been traded on the Pink Sheets under the symbol “AAWW.PK”. Prior to this time, our Common Stock had been traded under several predecessor symbols. Initially, our common stock was traded on the New York Stock Exchange (the “Exchange”) under the symbol “CGO”. On September 9, 2003, we received notification from the Exchange that trading in our common stock under the symbol CGO would be suspended immediately and that application would be made to the SEC to de-list the common shares. This application was approved by the SEC as of November 28, 2003 and the common stock was removed from listing and registration on the Exchange. Following the de-listing, our shares of common stock issued and outstanding prior to our emergence from bankruptcy on July 27, 2004 (“Old Common Stock”) had traded on the Pink Sheets under the symbol “AAWHQ.”

     On July 27, 2004, all then-outstanding shares of Old Common Stock were cancelled and extinguished in accordance with the Plan of Reorganization. Holders of Old Common Stock received no distributions or other consideration for such shares. On or about July 28, 2004, our Common Stock commenced trading on the Pink Sheets on a “when issued” basis under the symbol “AAWWV.PK.” On July 14, 2005, the “when issued” designation (the “V” in the trading symbol) was removed from the symbol and our Common Stock.

Market Price of Common Stock

     The following table sets forth the closing high and low sales prices per share of our common stock, which traded under the predecessor symbols of CGO, AAWHQ and AAWWV.PK which currently trades under the successor symbol of AAWW.PK.

	High	Low
Successor
2006 Quarter Ended
March 31	$48.75	$43.75

2005 Quarter Ended
December 31	$45.00	$30.00
September 30	$35.75	$30.00
June 30	$35.50	$24.00
March 31	$32.50	$26.25

2004 Quarter Ended
December 31	$24.00	$19.30
September 30	$19.00	$14.00

Predecessor
June 30	$0.26	$0.02
March 31	$0.50	$0.20

     The last reported sale price of our Common Stock on the Pink Sheets on April 12, 2006 was $46.00 per share. As of March 1, 2006, there were approximately 20.0 and 19.9 million shares of our Common Stock issued and outstanding, respectively, and 133 holders of record of our Common Stock.

     No repurchases of our Common Stock were made during the quarter ended December 31, 2005.

Dividends

     We have never paid a dividend with respect to our Common Stock, nor do we expect to pay a dividend in the foreseeable future. Moreover, we have covenants in many of our debt instruments that prohibit the payment of any cash dividends (see Note 7 to our Financial Statements for additional information on dividend restrictions).

Equity Distribution pursuant to the Plan of Reorganization

     The Plan of Reorganization along with a subsequent Bankruptcy Court order authorized Holdings to distribute 20,200,000 shares of Common Stock to creditors. As of December 31, 2005, a total of 19,134,050 of such shares have been distributed and 1,065,950 shares are remaining to be issued. Remaining share distributions to holders of general unsecured claims will take place on a periodic basis, subject to court approval.

     Additionally, pursuant to the Plan of Reorganization 2,772,559 shares of Common Stock have been reserved for equity-based awards. As of December 31, 2005, a total of 1,957,279 shares have been awarded to our directors, senior management and other employees under the 2004 LTIP, comprised of 658,600 shares of restricted stock and non-qualified stock options to purchase 1,298,679 shares of Common Stock.

Foreign Ownership Restrictions

     Under our by-laws, federal law and DOT regulations, we must be controlled by U.S. citizens. In this regard, our President and at least two-thirds of our Board and officers must be U.S. citizens and not more than 25% of our outstanding voting Common Stock may be held by non-U.S. citizens. We believe that during the period covered by this Report we were in compliance with these requirements.

ITEM 6. SELECTED FINANCIAL DATA

     The selected balance sheet data as of December 31, 2005 and 2004 (Successor Company) and the selected statement of operations data for the year ended December 31, 2005 and period July 28, 2004 through December 31, 2004 (Successor Company) and the period January 1, 2004 through July 27, 2004 and the year ended December 31, 2003 (Predecessor Company) have been derived from our audited financial statements included elsewhere herein. The selected balance sheet data as of December 31, 2003 and 2002, and selected statement of operations data for the year ended December, 31, 2002 (Predecessor Company), have been derived from our audited financial statements not included herein.

     In October 2002, we announced that it was necessary to restate our financial statements for the year ended December 31, 2001, based chiefly on a determination by us that certain expenses had been understated in prior years. Due to the inability to locate certain documents, we were unable to complete the restatement of 2001 and, accordingly, such data is not included below.

     The information provided below with respect to aircraft rent, depreciation and interest expense for periods after July 27, 2004 were affected materially by several factors which did not affect such items for comparable periods during the first seven months of 2004 and all of 2003 and 2002. In conjunction with our emergence from bankruptcy, we applied the provisions of fresh-start accounting effective as of July 27, 2004, at which time a new reporting entity was deemed to have been created.

     Fresh-start accounting requires us to revalue our assets and liabilities to estimated fair values at July 27, 2004 in a manner similar to purchase accounting. Significant adjustments included a downward revaluation of our owned aircraft fleet and the recording of additional intangible assets (principally related to our ACMI contracts). In addition, fair-value adjustments were recorded in respect to our debt and lease agreements. In the following table, except for per share data, all other amounts are in thousands.

	Successor		Predecessor

		For the Period	For the Period
	For the Year	July 28, 2004	January 1, 2004	For the Year	For the Year
	Ended	Through	Through	Ended	Ended
	December 31,	December 31,	July 27,	December 31,	December 31,
	2005	2004	2004	2003	2002
Operations
Total operating revenues	$1,617,897	$679,294	$735,367	$1,383,651	$1,178,095

Total operating expenses	1,424,597	612,319	758,066	1,389,580	1,202,249

Operating income (loss)	193,300	66,975	(22,699)	(5,929)	(24,154)

Income (loss) before cumulative effect
of accounting change	73,861	22,710	28,246	(100,990)	(98,369)
Cumulative effect of accounting change	—	—	—	—	44,556

Net income (loss)	$73,861	$22,710	$28,246	$(100,990)	$(53,813)

Per Share Data
Basic earnings (loss) per share:
Income (loss) before cumulative effect
of accounting change	$3.64	$1.12	$0.74	$(2.63)	$(2.57)
Cumulative effect of accounting change	—	—	—	—	1.16

Net income (loss)	$3.64	$1.12	$0.74	$(2.63)	$(1.41)

Weighted average common shares
outstanding during the period	20,280	20,210	38,378	38,360	38,210

Diluted income (loss) per share:
Income (loss) before cumulative effect
of accounting change	$3.56	$1.11	$0.74	$(2.63)	$(2.57)
Cumulative effect of accounting change	—	—	—	—	1.16

Net income (loss)	$3.56	$1.11	$0.74	$(2.63)	$(1.41)

Weighted average common shares and
equivalents outstanding during the period	20,738	20,405	38,378	38,360	38,210

Financial Position
Total assets	$1,180,810	$1,142,196		$1,400,607	$1,530,839
Long-term debt (less current portion)	$529,742	$602,985		$— *	$— *
Stockholders’ equity (deficit)	$357,905	$277,962		$(28,282)	$71,483
Cash dividends declared per common share	$—	$—		$—	$—

*	For the years ended 2003 and 2002, long term debt of $909.1 million and $812.0 million were reclassified to current liabilities as a result of our defaults on our debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion relates to AAWW and its wholly owned subsidiaries, including Atlas and Polar. In this Report, references to “we,” “our” and “us” are references to AAWW and its subsidiaries, as applicable.

Business Overview

     Our principal business is aircraft operations outsourcing, with a focus in wide-body freighter operations. We pursue this through two primary lines of business: (i) outsourced freighter services provided primarily to major passenger and cargo airlines through ACMI as well as to the AMC for the AMC Charter business, and (ii) airport-to-airport Scheduled Service. We also provide Commercial Charter services.

     In both of our primary outsourcing businesses, customers receive an aircraft which is crewed, maintained and insured by us in exchange for an agreed upon level of operation.

     In our ACMI business, we are paid a fixed hourly rate for the time the aircraft is operated or a minimum contractual rate when hour activity falls below minimum guaranteed levels. All other direct operating expenses, such as aviation fuel, landing fees and ground handling costs, are absorbed by the customer, who also bears the commercial risk of load factor and yield. Our ACMI contracts typically have terms ranging from several months to five years. At December 31, 2005, the terms of our existing ACMI contracts ranged from two months to 3.8 years, and the average remaining length of our ACMI contracts is 17.5 months. We measure the performance of our ACMI business in terms of revenue per Block Hour and FAC. FAC is also used to analyze the profitability and contribution to net income or loss of our other business segments.

     Our AMC Charter business continues to be a profitable but unpredictable line of business. AMC Charter revenues are driven by the rate per flown mile. The AMC Charter rate is set by the U.S. Government in October of each year, based on an audit of all AMC carriers and an assumed fuel price. Block Hours are difficult to predict and are subject to certain minimum levels set by the U.S. Government. We bear the direct operating costs of AMC Charter flights, but the price of fuel consumed in AMC operations is fixed at the annual agreed upon rate. We measure performance of our AMC Charter business in terms of revenue per Block Hour and FAC.

     Our Scheduled Service business is conducted principally through Polar, although pursuant to an alliance agreement between Atlas and Polar, Atlas may also provide Scheduled Service on behalf of Polar. We operate airport-to-airport specific routes on a specific schedule, and customers pay to have their freight carried on that route and schedule. Our scheduled all-cargo network serves four principal economic regions: North America, South America, Asia and Europe. We offer access to Japan through route and operating rights at Tokyo’s Narita Airport and, as of December 2, 2004, to the People’s Republic of China through route and operating rights at Shanghai’s Pudong Airport. As of December 31, 2005, our Scheduled Services operation provides 18 daily departures to 16 different cities in nine countries across four continents. Our Scheduled Service business is designed to provide:

  prime time arrivals and departures on key days of consolidation for freight forwarders and shippers; and

  connection or through-service between economic regions to achieve higher overall unit revenues.

     The Scheduled Service business is complementary with the AMC and Commercial Charter operations as we are able to coordinate the operations to minimize the impact of directional demand imbalance, especially on trans-Pacific flight segments.

     Our Scheduled Service business creates both load and yield risk. We measure performance of our Scheduled Service business in terms of RATM and FAC.

     Our Commercial Charter business provides full-planeload airfreight capacity on one or multiple flights to freight forwarders, airlines and other air cargo customers. The revenue associated with our Commercial Charter business is contracted in advance of the flight, and, as with Scheduled Service, we bear the direct operating costs (except as otherwise agreed in the applicable contracts).

     Our Commercial Charter businesses complement the ACMI and Scheduled Service businesses by:

  increasing aircraft utilization during slow seasons;

  enabling the performance of extra flights to respond to peak season demand; and

  diversifying revenue streams.

     We measure performance of our Commercial Charter businesses in terms of revenue per Block Hour and FAC.

     The most significant trend that is evident when comparing our operations for the year ended 2005 to 2004 is:

  improved performance in our Scheduled Service and ACMI businesses, due primarily to improvement in load factor, RATM and yield for Scheduled Service, a reduction in overhead costs per Block Hour and the elimination of non-productive or “parked” aircraft.

     Overall, Block Hours increased 2.1% for 2005 compared with 2004. Specifically, Block Hours increased 19.0% for ACMI, decreased 32.5% for Scheduled Service, increased 31.0% for AMC Charters and increased 25.8% for Commercial Charters for 2005 compared with the same period in 2004. The increase in total Block Hour activity was due, in part, to a 3.4% increase in our operating fleet, from an average of 37.7 aircraft for 2004 to 39.0 aircraft in 2005.

     The improvement in profitability from year to year is a function of a general improvement in the demand for our cargo services, the elimination of the costs associated with the burden of non-operating, or “parked,” aircraft, the restructuring of our debt and lease agreements in 2004 and the elimination of non-profitable flying in the Scheduled Service and ACMI business segments.

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

     While we still face a number of significant challenges, a number of which are beyond our control (see “Risk Factors” in Item 1A of Part I of this Report), we believe that implementing these and other strategic measures will enable us to become the world’s most efficient, capable and diversified operators of long-haul freighter aircraft.

     We announced late last year that, with the assistance of an external consulting firm, we had devised a cost savings and revenue enhancement program that, if successfully implemented, could benefit our operating performance by more than $100 million over the next several years. We expect approximately one quarter to one third of such potential benefits associated with these opportunities to be derived from revenue enhancements. Our focus will include developing a better Scheduled Service revenue and capacity management capability. Costs savings are expected to be generated principally through improved procurement policies and procedures, especially with respect to outsourced maintenance, travel services for our crews, aircraft fuel and ground handling and trucking. Additionally, we are pursuing improved fuel efficiency measures, reducing overhead through process improvement, reducing labor costs through increased crew productivity and increasing maintenance efficiency through reduced downtime and extended maintenance intervals. We currently expect that the benefits of this program, which could be realized over the next two years, may be substantial.

     Our objectives for 2006 include; 1) transforming our operations into a more efficient and low cost operating platform, 2) continuing our fleet renewal and asset optimization efforts, and, 3) leveraging additional frequencies in China to drive profitability in the Scheduled Service segment.

     Our fleet renewal efforts are currently focused on eliminating the older aircraft in our fleet. The 747-200 ACMI market is generally less profitable and is also experiencing weaker market conditions than our 747-400 ACMI business. We intend to reduce our presence in the 747-200 ACMI market over time, and depending on market conditions, we may accelerate the retirement of older aircraft in 2006. Replacement aircraft will not be incorporated into our fleet until after 2006. Although not necessarily indicative of the balance of fiscal 2006, Block Hours operated in the ACMI segment declined during the first two months of 2006 compared with the same period in 2005, primarily due to declining 747-200 aircraft Block Hours.

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

Operating Statistics

     The table below sets forth selected operating data for the years ended December 31 (in thousands unless otherwise indicated):

	2005	2004	2003
Block Hours
Scheduled Service	37,175	55,111	54,217
ACMI	83,682	70,343	58,536
AMC Charter	29,306	22,376	34,959
Commercial Charter	6,257	4,973	7,956
Non revenue / other	839	1,176	3,020

Total Block Hours	157,259	153,979	158,688

Revenue Per Block Hour
ACMI	$5,569	$5,355	$5,219
AMC Charter	15,036	12,625	12,308
Commercial Charter	17,235	13,902	10,884
Scheduled Service Traffic
RTM’s	1,414,865	2,021,903	1,843,881
ATM’s	2,155,127	3,222,942	3,253,236
Load Factor	65.65%	62.73%	56.68%
RATM	$0.258	$0.198	$0.161
Yield	$0.393	$0.316	$0.284
Average fuel cost per gallon	$1.75	$1.25	$0.98
Fuel gallons consumed	246,619	280,304	333,747
Operating fleet (average during the period)
aircraft count*	39.0	37.7	45.0
Out of service**	0.4	3.3	3.3
Dry leased**	3.0	4.0	3.7

  * Includes tail number N92IFT which was not part of the operating fleet at December 31, 2005 and was sold in early 2006.
** Dry leased and out of service aircraft are not included in the operating fleet average aircraft count.

     For 2005 compared with 2004, our operating fleet increased 3.4%, to 39.0 average aircraft from 37.7. The increase in our operating fleet is the result of one aircraft coming off dry lease in January 2005 and one aircraft parked in late 2004 being utilized, less the retirement of aircraft tail number N808MC in January 2005. For 2004 compared with 2003, our operating fleet decreased 16.2%, to 37.7 average aircraft from 45.0. The decrease was primarily due to the rejection and return of ten aircraft in connection with the Plan of Reorganization and the subsequent repurchase of two aircraft, one of which has been deactivated and excluded from the fleet count.

Results of Operations

     The following discussion should be read in conjunction with our Financial Statements and the Notes thereto.

Years Ended December 31, 2005 and 2004

     The discussion below provides comparative information on our historical consolidated results of operations. The information provided below with respect to aircraft rent, depreciation and interest expense for periods after July 27, 2004, was materially affected by several factors, which did not affect such items for comparable periods during the first seven months of 2004. In conjunction with our emergence from bankruptcy, we applied the provisions of fresh-start accounting effective as of July 27, 2004, at which time a new reporting entity was deemed to be created.

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

     Notwithstanding the lack of comparability, we have prepared the following analysis to facilitate the 2005 and 2004 year-over-year discussion of operating results. The numbers provided in the successor and predecessor periods have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). However, the combined results for the year ended December 31, 2004 provided below are not presented in accordance with GAAP and, as noted, results after July 27, 2004 are not on the same basis as results prior to that date (in millions).

	Successor	Successor	Predecessor
		For the Period	For the Period	Combined
	For	July 28, 2004	January 1, 2004	Results For
	the Year Ended	Through	Through	the Year Ended	Increase
	December 31, 2005	December 31, 2004	July 27, 2004	December 31, 2004	(Decrease)

Operating Revenues
Scheduled service	$555.8	$296.8	$343.6	$640.4	$(84.6)
ACMI	466.0	182.3	194.3	376.6	89.4
AMC charter	440.6	126.2	156.3	282.5	158.1
Commercial charter	107.8	53.3	15.8	69.1	38.7
Other revenue	47.7	20.7	25.4	46.1	1.6

Total operating revenues	1617.9	679.3	735.4	1,414.7	203.2

Operating expenses
Aircraft fuel	432.4	176.0	175.1	351.1	81.3
Salaries, wages and benefits	244.5	91.5	122.7	214.2	30.3
Maintenance, materials and repairs	233.6	102.7	133.3	236.0	(2.4)
Aircraft rent	150.9	60.2	81.9	142.1	8.8
Ground handling and airport fees	71.7	40.8	53.6	94.4	(22.7)
Landing fees and other rent	80.1	38.0	53.0	91.0	(10.9)
Depreciation and amortization	46.3	25.5	33.5	59.0	(12.7)
Insurance gain	(7.8)	-	-	-	(7.8)
Travel	60.1	25.7	29.5	55.2	4.9
Pre-petition and post-emergence
costs and related professional fees	3.7	4.1	9.4	13.5	(9.8)
Other	109.1	47.8	66.1	113.9	(4.8)

Total operating expenses	1,424.6	612.3	758.1	1,370.4	54.2

Operating income (loss)	$193.3	$67.0	$(22.7)	$44.3	$149.0

Consolidated Results

     Total operating revenue was $1,617.9 million for 2005, compared with $1,414.7 million for 2004, an increase of $203.2 million, or 14.4%.

     Scheduled Service revenue was $555.8 million for 2005, compared with $640.4 million for 2004, a decrease of $84.6 million, or 13.2%, primarily due to lower capacity offset by higher yields and higher Load Factors. RTMs in the Scheduled Service segment were 1,415 million on a total capacity of 2,155 million ATMs in 2005, compared with RTMs of 2,022 million on a total capacity of 3,223 million ATMs in 2004. Load Factor was 65.7% with a Yield of $0.393 in 2005, compared with a load factor of 62.7% and a yield of $0.316 in 2004. RATM in our Scheduled Service segment was $0.258 in 2005, compared with $0.198 in 2004, representing an improvement of 30.3%.

     The decrease in Scheduled Service revenue was the result of our reallocation of aircraft to our ACMI and AMC operations and the reduction in Scheduled Service business during the Polar strike, which, when combined, reduced ATMs by approximately 1,068 million. The Polar strike started on September 16, 2005 and was settled on October 5, 2005 following the ratification of a new labor agreement (see Note 13 to our Financial Statements). The revenue impact of the significant reduction in capacity was partially offset by an increase in unit revenue and load factor, which continued to improve due to a number of factors, including the impact of our continued optimization of the scheduled network and the utilization of return legs of AMC flights. While we believe that both the 2005 and 2004 periods were affected by increases in fuel surcharges, we cannot quantify these increases due to system limitations.

     ACMI revenue was $466.0 million for 2005, compared with $376.6 million for 2004, an increase of $89.4 million, or 23.7%, due to both an increase in rate and volume. ACMI Block Hours were 83,682 for 2005, compared with 70,343 for 2004, an increase of 13,339, or 19.0%. Revenue per Block Hour was $5,569 for 2005, compared with $5,355 for 2004, an increase of $214 per Block Hour, or 4.0%. Total aircraft supporting ACMI, excluding aircraft dry leased to our joint venture, as of December 31, 2005 were seven Boeing 747-200 aircraft and 10 Boeing 747-400 aircraft, compared with seven Boeing 747-200 aircraft and 11 Boeing 747-400 aircraft supporting ACMI at December 31, 2004.

     AMC Charter revenue was $440.6 million for 2005, compared with $282.5 million for 2004, an increase of $158.1 million, or 56.0%, primarily due to a higher volume of AMC Charter flights and higher AMC rates. AMC Charter Block Hours were 29,306 for 2005, compared with 22,376 for 2004, an increase of 6,930, or 31.0%. Revenue per Block Hour was $15,036 for 2005, compared with $12,625 for 2004, an increase of $2,411 per Block Hour, or 19.1%. The increase in AMC Charter activity was primarily the result of the U.S. Military’s continued involvement with the conflict in the Middle East. The increase in rate was primarily a function of an increase in the agreed upon rate for AMC fuel, which was 101 cents for the first three quarters of 2004 and 140 cents for the fourth quarter of 2004 compared with 140 cents for the first three quarters of 2005 and 220 cents for the fourth quarter of 2005.

     Commercial Charter revenue was $107.8 million for 2005, compared with $69.1 million for 2004, an increase of $38.7 million, or 56.0%, primarily as a result of a higher volume of Commercial Charter flights and by an increase in rates. Commercial Charter Block Hours were 6,257 for 2005, compared with 4,973 for 2004, an increase of 1,284, or 25.8%. Revenue per Block Hour was $17,235 for 2005, compared with $13,902 for 2004, an increase of $3,333 per Block Hour, or 24.0%. The increase in Commercial Charter revenue was primarily due to the increase in charter activity, driven in part by one-way charter flights on the return legs of AMC flights and the increases in rates reflecting higher fuel prices.

     Total operating expenses were $1,424.6 million for 2005, compared with $1,370.4 million for 2004, an increase of $54.2 million, or 4.0%.

     Aircraft fuel expense was $432.4 million for 2005, compared with $351.1 million for 2004, an increase of $81.3 million, or 23.2%, as a result of increased fuel prices. Average fuel price per gallon was 175 cents for 2005, compared with 125 cents for 2004, an increase of 50 cents or 40.0%, partially offset by 33.7 million gallons, or a 12.0% decrease in fuel consumption to 246.6 million gallons for 2005 from 280.3 million gallons during 2004. The decrease in our overall fuel consumption corresponds to the decrease of 17,936 Scheduled Service Block Hours, partially offset by a 6,930 increase in AMC Block Hours and a 1,284 increase in Commercial Charter Block Hours.

     Salaries, wages and benefits were $244.5 million for 2005, compared with $214.2 million for 2004, an increase of $30.3 million, or 14.1%. Crew salaries, wages and benefits increased $14.5 million in 2005 due to an increase in Block Hours, contractual pay rate increases and a $1.7 million charge for crew salary for the retroactive items included in the new Polar crew labor agreement ratified on October 5, 2005 (see Note 13 to our Financial Statements).

     Other increases of $15.8 million included restricted stock expense, such restricted stock having first been granted late in the third quarter of 2004, as well as profit sharing and incentive compensation expense, which were not accrued in 2004 due to losses incurred.

     Maintenance materials and repairs were $233.6 million for 2005, compared with $236.0 million for 2004, a decrease of $2.4 million, or 1.0%, as a result of a decrease in D Checks being substantially offset by more engine overhauls. There were five D Checks on Boeing 747-400 aircraft and three D Checks on Boeing 747-200 aircraft for 2005 compared with five D Checks on Boeing 747-400 aircraft and seven D Checks on Boeing 747-200 aircraft for 2004. There were 67 engine overhauls for 2005, compared with 51 events for 2004.

     Ground handling and airport fees were $71.7 million for 2005, compared with $94.4 million for 2004, a decrease of $22.7 million, or 24.0%. The primary cause of the decrease was the reduction in Scheduled Service flying which is the primary segment that incurs these costs.

     Insurance gain of $7.8 million for 2005 relates to the insurance claim on aircraft tail number N808MC. The gain represents the amount by which insurance proceeds exceeded the net book value of the aircraft (see Note 5 to our Financial Statements).

     Landing fees and other rent were $80.1 million for 2005, compared with $91.0 million for 2004, a decrease of $10.9 million, or 12.0%. The primary cause of the decrease was the reduction in Scheduled Service flying offset by an increase in AMC flying.

     Pre-petition and post emergence costs and related professional fees were $3.7 million for 2005 compared with $13.5 million for 2004, a decrease of $9.8 million, or 72.6%. The primary cause of the decrease was our emergence from bankruptcy on the Effective Date. We incurred expenses (primarily professional fees) in the successor period related to the winding down of the bankruptcy proceedings. These expenses are recorded as incurred.

     Other operating expenses were $109.1 million for 2005, compared with $113.9 million for 2004, a decrease of $4.8 million, or 4.2%. The decrease in other operating expenses was due primarily to fines accrued in 2004 that did not recur in 2005, a reduction in legal and audit fees, outside services, insurance and bad debt expense, partially offset by an increase in consulting fees related to our initiatives to document and improve internal controls.

     Reorganization items, net. Expenses, realized gains and losses and provisions for losses resulting from the reorganization of the Company was income of $112.5 million for the period January 31 through July 27, 2004, comprised of the following (in thousands):

Legal and professional fees	$44,209
Rejection of CF6-80 power-by-the-hour engine agreement	(59,552)
Claims related to rejection of owned and leased aircraft	126,649
Other	7,782
Fresh-start adjustments	173,598
Gain on cancellation of pre-petition debt	(405,199)

Total	$(112,513)

     The costs included in reorganization items reflect the cash and non-cash expenses recognized by us in connection with our reorganization and are separately reported as required by SOP 90-7 (see Notes 3 and 4 to our Financial Statements).

     Income taxes. Our effective tax rate for 2005 differs from the U.S. statutory rate due to nondeductible professional fees related to the reorganization and the effect of incremental tax reserves. For the period January 1 through July 27, 2004, we recorded income related primarily to the cancellation of debt in the bankruptcy. While no cash tax will be levied against this income, it will reduce the net operating loss carryforwards. Exclusive of this item, our effective tax rate for the predecessor period January 1 through July 27, 2004 differs from the U.S. statutory rate due to losses for which no net tax benefit was provided and the effect of incremental tax reserves. Our effective tax rate for the successor period July 28 through December 31, 2004 differs from the U.S statutory rate due to nondeductible professional fees related to the reorganization and the effect of incremental tax reserves.

Segments (Three months ended December 31, 2005 and 2004)

     As discussed above, the application of fresh-start accounting following our emergence from bankruptcy, among other things, reduced rent expense and depreciation expense and increased amortization expense due to recognition of additional intangible assets. As a result, segment operating income and loss for 2005 are not comparable with prior periods. We have not included a comparative discussion of the segments as it would be misleading or overly confusing. In lieu of a comparative segment discussion for 2005 versus 2004, we are presenting a separate segment discussion for the fourth quarter of 2005 compared with the fourth quarter of 2004.

Scheduled Service Segment

     FAC relating to the Scheduled Service segment was income of $2.6 million based on revenue of $155.2 million for the fourth quarter of 2005, compared with income of $7.0 million based upon revenue of $179.4 million for the fourth quarter of 2004. The decline in FAC was primarily due to a reduction in capacity partially offset by higher Yields, RATM and Load Factors. RTMs in the Scheduled Service segment were 349 million on a total capacity of 526 million ATMs in the fourth quarter of 2005, compared with RTMs of 480 million on a total capacity of 753 million ATMs in the fourth quarter of 2004. Block Hours were 9,185 in the fourth quarter of 2005, compared with 13,063 for the fourth quarter of 2004, a decrease of 3,878, or 29.7%. Load Factor was 66.3% with a Yield of $0.445 in the fourth quarter of 2005, compared with a Load Factor of 63.7% and a Yield of $0.374 in the fourth quarter of 2004. RATM in our Scheduled Service segment was $0.295 in the fourth quarter of 2005, compared with $0.238 in the fourth quarter of 2004, representing an increase of 23.9%.

     The decrease in Scheduled Service revenue and capacity is the result of shifting our Scheduled Service business out of unprofitable markets and reallocating flights to AMC operations. We have been utilizing the return legs of AMC flights as positioning flights for Scheduled Service out of Asia. This reduces the number of lower capacity flights from the United States to Asia, thereby increasing RATM, Load Factor and Yield on an overall basis.

ACMI Segment

     FAC relating to the ACMI segment was income of $14.4 million based on revenue of $118.0 million for the fourth quarter of 2005, compared with income of $20.3 million based upon revenue of $119.2 million for the fourth quarter of 2004. The decrease in FAC for the ACMI segment was primarily due to a decrease in Block Hours partially offset by an increase in our average ACMI contract rates. ACMI Block Hours were 19,781 for the fourth quarter of 2005, compared with 21,823 for the fourth quarter of 2004, a decrease of 2,042 Block Hours, or 9.4%. Revenue per Block Hour was $5,958 for the fourth quarter of 2005, compared with $5,463 for the fourth quarter of 2004, an increase of $495 per Block Hour, or 9.1%.

AMC Charter Segment

     FAC relating to the AMC Charter segment was income of $10.4 million based on revenue of $131.9 million for the fourth quarter of 2005, compared with income of $10.7 million based upon revenue of $73.8 million for the fourth quarter of 2004. AMC Charter Block Hours were 7,374 for the fourth quarter of 2005, compared with 5,404 for the fourth quarter of 2004, an increase of 1,970 Block Hours, or 36.5%. Revenue per Block Hour was $17,882 for the fourth quarter of 2005, compared with $13,661 for the fourth quarter of 2004, an increase of $4,221 per Block Hour, or 30.9%. The improvement in FAC for the AMC Charter segment was primarily due to a higher volume of AMC Charter flights as a result of the U.S. Military’s continued involvement in the conflict in the Middle East. The increase in Revenue per Block Hour is primarily the result of an increase in the agreed upon rate for fuel from 140 cents per gallon for the fourth quarter of 2004 to 220 cents per gallon for the fourth quarter of 2005. The increase in revenue is offset by the corresponding increase in fuel expense by the same rates discussed above.

Commercial Charter Segment

     FAC relating to the Commercial Charter segment was income of $13.1 million based on revenue of $53.9 million for the fourth quarter of 2005, compared with income of $10.0 million based upon revenue of $44.1 million for the fourth quarter of 2004. The improvement in FAC for the Commercial Charter segment was primarily as a result of higher revenue per Block Hour partially offset by a lower volume of Commercial Charter flights and higher fuel costs. Commercial Charter Block Hours were 2,662 for the fourth quarter of 2005, compared with 2,815 for the fourth quarter of 2004, a decrease of 153, or 5.4%. Revenue per Block Hour was $20,252 for the fourth quarter of 2005, compared with $15,664 for the fourth quarter of 2004, an increase of $4,588 per Block Hour, or 29.3%. The increase in Commercial Charter revenue per Block Hour was primarily due to the increase in fuel prices.

Years Ended December 31, 2004 and 2003

     The discussion below provides comparative information on our historical consolidated results of operations. The information provided below with respect to aircraft rent, depreciation and interest expense for periods after July 27, 2004 were materially affected by several factors, which did not affect such items for comparable periods during the first seven months of 2004. In conjunction with our emergence from bankruptcy, we applied the provisions of fresh-start accounting effective as of July 27, 2004, at which time a new reporting entity was deemed to be created.

     Fresh-start accounting requires us to revalue our assets and liabilities to estimated fair values at July 27, 2004 in a manner similar to purchase accounting. Significant adjustments included a downward revaluation of our owned aircraft fleet and the recording of additional intangible assets (principally related to our ACMI contracts). In addition, fair-value adjustments were recorded in respect to our debt and lease agreements.

     Notwithstanding the lack of comparability, we have prepared the following analysis to facilitate the 2004 and 2003 year over year discussion of operating results. The numbers provided in the successor and predecessor periods have been prepared in accordance with GAAP. Combined results for the year ended December 31, 2004 provided below have not been prepared in accordance with GAAP and, as noted, results after July 27, 2004 are not on the same basis as results prior to that date (in millions).

	Successor	Predecessor		Predecessor
	For the Period	For the Period	Combined
	July 28, 2004	January 1, 2004	Results For	For the
	Through	Through	the Year Ended	Year Ended	Increase
	December 31, 2004	July 27, 2004	December 31, 2004	December 31, 2003	(Decrease)
Operating Revenues
Scheduled service	$296.8	$343.6	$640.4	$524.0	$116.4
ACMI	182.3	194.3	376.6	305.5	71.1
AMC charter	126.2	156.3	282.5	430.3	(147.8)
Commercial charter	53.3	15.8	69.1	86.6	(17.5)
Other revenue	20.7	25.4	46.1	37.3	8.8

Total operating revenues	679.3	735.4	1,414.7	1,383.7	31.0

Operating expenses
Aircraft fuel	176.0	175.1	351.1	326.0	25.1
Salaries, wages and benefits	91.5	122.7	214.2	194.4	19.8
Maintenance, materials and repairs	102.7	133.3	236.0	197.6	38.4
Aircraft rent	60.2	81.9	142.1	183.3	(41.2)
Ground handling and airport fees	40.8	53.6	94.4	86.6	7.8
Landing fees and other rent	38.0	53.0	91.0	92.0	(1.0)
Depreciation and amortization	25.5	33.5	59.0	60.1	(1.1)
Travel	25.7	29.5	55.2	59.2	(4.0)
Pre-petition and post-emergence costs
And related professional fees	4.1	9.4	13.5	44.4	(30.9)
Other	47.8	66.1	113.9	146.0	(32.1)

Total operating expenses	612.3	758.1	1,370.4	1,389.6	(19.2)

Operating income (loss)	$67.0	$(22.7)	$44.3	$(5.9)	$50.2

Consolidated Results

     Total operating revenue was $1,414.7 million for 2004, compared with $1,383.7 million for 2003, an increase of $31.0 million, or 2.2%.

     Scheduled Service revenue was $640.4 million for 2004, compared with $524.0 million for 2003, an increase of $116.4 million, or 22.2%, primarily due to higher Yields and higher Load Factors, offset by lower capacity. RTMs in the Scheduled Service segment were 2,022 million on a total capacity of 3,223 million ATMs in 2004, compared with RTMs of 1,844 million on a total capacity of 3,253 million ATMs in 2003. Load Factor was 62.7% with a Yield of $0.316 in 2004, compared with a Load Factor of 56.7% and a Yield of $0.284 in 2003. RATM in our Scheduled Service segment was $0.198 in 2004, compared with $0.161 in 2003, representing an improvement of 23.0%. The material increase in the revenue performance of the Scheduled Service segment, as measured by RATM, was attributable to the positive impact of the scheduled network restructuring that was accomplished in the fourth quarter of 2003 and the first quarter of 2004, a general increase in the demand for air cargo services in 2004 and specific improvement in Load Factor for flights from the United States to Asia and Europe, caused, in part, by the weakening of the U.S. dollar against foreign currencies.

     ACMI revenue was $376.6 million for 2004, compared with $305.5 million for 2003, an increase of $71.1 million, or 23.3%, due to both an increase in rate and volume. ACMI Block Hours were 70,343 for 2004, compared with 58,536 for 2003, an increase of 11,807, or 20.2%. Revenue per Block Hour was $5,355 for 2004, compared with $5,219 for 2003, an increase of $136 per Block Hour, or 2.6%. Total aircraft supporting ACMI, excluding aircraft dry leased to our joint venture, as of December 31, 2004 were seven Boeing 747-200 aircraft and 11 Boeing 747-400 aircraft, compared with December 31, 2003 when we had six Boeing 747-200 aircraft and five Boeing 747-400 aircraft supporting ACMI.

     AMC Charter revenue was $282.5 million for 2004, compared with $430.3 million for 2003, a decrease of $147.8 million, or 34.3%, primarily due to a lower volume of AMC Charter flights which was partially offset by higher AMC rates. AMC Charter Block Hours were 22,376 for 2004, compared with 34,959 for 2003, a decrease of 12,583, or 36.0%. Revenue per Block Hour was $12,625 for 2004, compared with $12,308 for 2003, an increase of $317 per Block Hour, or 2.6%. The reduction in AMC Charter activity was primarily due to the continued reduction from the high AMC demand that existed in 2003 related to the build-up to the military conflict in Iraq.

     Commercial Charter revenue was $69.1 million for 2004, compared with $86.6 million for 2003, a decrease of $17.5 million, or 20.2%, primarily as a result of a lower volume of Commercial Charter flights which was partially offset by an increase in rates. Commercial Charter Block Hours were 4,973 for 2004, compared with 7,956 for 2003, a decrease of 2,983, or 37.5%. Revenue per Block Hour was $13,902 for 2004, compared with $10,884 for 2003, an increase of $3,018 per Block Hour, or 27.7%. The improvement in the demand for air cargo in 2004 contributed to higher rates, as did higher fuel prices, but the lack of available capacity due to the increased flying in the ACMI contract business and reduction in our aircraft fleet size through bankruptcy caused a reduction in Commercial Charter revenue for 2004, compared with 2003.

     Total operating expenses were $1,370.4 million for 2004, compared with $1,389.6 million for 2003, a decrease of $19.2 million, or 1.4%.

     Aircraft fuel expense was $351.1 million for 2004, compared with $326.0 million for 2003, an increase of $25.1 million, or 7.7%, as a result of increased fuel prices. Average fuel price per gallon was 125 cents for 2004, compared with 98 cents for 2003, an increase of 27 cents, or 27.6%, partially offset by a 53.4 million gallon, or 16.0%, decrease in fuel consumption to 280.3 million gallons for 2004 from 333.7 million gallons during 2003. The decrease in fuel consumption is the result of a 16,515 reduction in non-ACMI Block Hours from 100,152 in 2003 to 83,637 in 2004.

     Salaries, wages and benefits were $214.2 million for 2004, compared with $194.4 million for 2003, an increase of $19.8 million, or 10.2%. Salaries, wages and benefits for air crew and ground employees increased by $11.9 million for 2004, compared with $5.8 million for 2003. The increase was primarily due to contractual pay rate increases for air crew members and higher worker’s compensation coverage necessary for crewmember employees operating AMC Charters and the increase in ground employee cost corresponding to the decrease in third party contract expense as more functions in maintenance and ground handling were taken in house.

     Maintenance materials and repairs were $236.0 million for 2004, compared with $197.6 million for 2003, an increase of $38.4 million, or 19.4% .. The increase in maintenance expense was primarily the result of an increase in engine overhaul expense and an increase in expense for D Checks. There were 18 additional engine overhauls and six additional D Check airframe maintenance events in 2004, compared with 2003.

     Ground handling and airport fees were $94.4 million for 2004, compared with $86.6 million for 2003, an increase of $7.8 million, or 9.0%. The increase was primarily attributable to increased Scheduled Service flight activity in Europe, which resulted in an increase in expense related to truck transportation purchased from outside vendors.

     Landing fees and other rents were $91.0 million for 2004, compared with $92.0 million for 2003, a decrease of $1.0 million, or 1.1%. The decrease was primarily related to the decrease in total non-ACMI operations.

     Pre-petition and post emergence costs and related professional fees were $13.5 million for 2004, compared with $44.4 million in 2003, a decrease of $30.9 million, or 69.6%. Expenses incurred during the Chapter 11 Cases are classified as reorganization items, net. We incurred expenses of $4.1 million in the period July 28, 2004 through December 31, 2004 related to the winding down of the bankruptcy proceedings.

     Other operating expenses were $113.9 million for 2004, compared with $146.0 million for 2003, a decrease of $32.1 million, or 21.9%, primarily due to an $11.6 million decrease in bad debt expense, a $6.0 million decrease in commissions due to reduced AMC and Scheduled Service related commission expense and an $8.8 million decrease in third party contractor costs.

     Reorganization items, net were income of $112.5 million for the period January 31, 2004 through July 27, 2004, comprised of the following (in thousands):

Legal and Professional Fees	$44,209
Rejection of CF6-80 power-by-the-hour engine agreement	(59,552)
Claims related to rejection of owned and leased aircraft	126,649
Other	7,782
Fresh-start adjustments	173,598
Gain on cancellation of pre-petition debt	(405,199)

Total	$(112,513)

     The costs included in reorganization items reflect the cash and non-cash expenses recognized by us in connection with our reorganization and are separately reported as required by SOP 90-7 (see Notes 3 and 4 to our Financial Statements).

Segments

     As discussed above, the application of fresh-start accounting following our emergence from bankruptcy, which, among other things, reduced rent expense and depreciation expense and increased amortization expense due to recognition of additional intangible assets, results in segment operating income and loss for 2004 that are not comparable with the prior period. We have not included a comparative discussion of the segments as it would be misleading or overly confusing based on the changes described above.

Liquidity and Capital Resources

     At December 31, 2005, we had cash and cash equivalents of $305.9 million, compared with $133.9 million at December 31, 2004, an increase of $172.0 million. The increase in cash and cash equivalents is largely attributable to our strong overall operating performance in 2005. Our cash position is expected to grow modestly in 2006. The available borrowing capacity under our Revolving Credit Facility (described below), when combined with our available cash reserves after our exit from Bankruptcy, has provided us with adequate liquidity to resume payments on debt. We expect cash on hand, generated from operations and available under the Revolving Credit Facility, to be sufficient to meet our debt and lease obligations, and to finance capital expenditures of approximately $46.5 million for 2006 (see the table below for information concerning our future contractual obligations becoming due over the next several years). To the extent that we replace our aging fleet with modern aircraft, such obligations could increase substantially.

     Operating Activities. Net cash provided by operating activities for 2005 was $242.1 million, compared with net cash provided by operating activities of $98.0 million for 2004, primarily due to increased profitability from improved market conditions and the fact that 2004 included a large amount of non-cash reorganization income of $156.7 million.

     Investing Activities. Net cash provided by investing activities was $3.3 million for 2005, which reflects capital expenditures of $29.1 million, the reduction of restricted funds held in trust of $19.8 million and insurance proceeds of $12.6 million. Net cash expenditures for investing activities were $49.0 million for 2004, which reflect capital expenditures of $28.2 million and the net funding of restricted funds held in trust of $20.8 million.

     Financing Activities. Net cash used in financing activities was $73.4 million for 2005, which consisted primarily of $83.1 million of payments on long-term debt and capital lease obligations, partially offset by $10.0 million in loan proceeds. Net cash used in financing activities was $8.4 million for 2004, which consisted primarily of $42.6 million of payments on long-term debt and capital lease obligations, partially offset by $18.0 million in loan proceeds and $20.2 million from the sale of subscription shares.

Contractual Obligations

     The table below provides details of our future cash contractual obligations as of December 31, 2005 (in thousands):

Payments Due By Period	Total	2006	2007	2008	2009	2010	Thereafter
Debt and capital lease
obligations (1)	$694,340	$69,273	$66,923	$79,498	$69,990	$41,747	$366,909
Interest on debt (2)	344,956	51,150	45,764	40,289	34,263	30,380	143,110
Aircraft operating leases	2,438,972	128,052	128,052	143,277	145,499	143,008	1,751,084
Other operating leases	29,693	6,040	4,712	4,676	4,688	4,301	5,276

Total	$3,507,961	$254,515	$245,451	$267,740	$254,440	$219,436	$2,266,379

(1)	Debt and capital lease obligations reflect gross amounts (see Note 7 to our Financial Statements for a discussion of the related unamortized discount).

(2)	Amount represents interest on fixed rate debt and interest on variable rate debt estimated based on the current rate at December 31, 2005

Aircraft Conversions

     On May 12, 2005, the Company entered into a Slot Conversion Agreement under which we have the option to convert four Boeing 747-400 passenger aircraft to special freighter configuration during the period from late-2007 to mid-2009. The agreement also includes an option covering the modification of up to six additional Boeing 747-400 passenger aircraft to 747SF aircraft during the period from 2009 to 2011. We have not yet committed to acquire the related aircraft.

Description of Our Debt Obligations

Enhanced Equipment Trust Certificate Transactions

Overview of EETC Transactions

     In three separate transactions in 1998, 1999 and 2000, we issued pass-through certificates, also known as Enhanced Equipment Trust Certificates (“EETCs”). These securities were issued for the purposes of financing the acquisition of a total of 12 Boeing 747-400 aircraft. In the 1998 EETC transaction, $538.9 million of EETCs were issued to finance five aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 1999 EETC transaction, $543.6 million of EETCs were issued to finance five aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 2000 EETC transaction, $217.3 million of EETCs were issued to finance the remaining two aircraft, both pursuant to leveraged leases. Historically, the debt obligations relating solely to owned EETC aircraft have been reflected on our balance sheet, while the debt obligations related to the leased EETC aircraft have not been reflected on our balance sheet because such obligations previously constituted operating leases. Through the restructuring however, Atlas became the beneficial owner of four of the previously leased aircraft (see Note 7 to our Financial Statements for additional information on restructuring of EETCs), resulting in a total of six aircraft being reflected on our balance sheets as of December 31, 2005 and 2004.

Leveraged Lease Structure

     In a leveraged lease, the owner trustee is the owner of record for the aircraft. Wells Fargo Bank Northwest, National Association (“Wells Fargo”) serves as the owner trustee with respect to the leveraged leases in each of Atlas’ EETC transactions. As the owner trustee of the aircraft, the owner trustee also serves as the lessor of the aircraft under the EETC lease between Atlas and the owner trustee. The owner trustee also serves as trustee for the beneficial owner of the aircraft, the owner participant. The original owner participant for each aircraft invested (on an equity basis) approximately 20% of the original cost of the aircraft. The remaining approximately 80% of the aircraft cost was financed with debt issued by the owner trustee on a non-recourse basis in the form of equipment notes.

     The equipment notes were generally issued in three series, or “tranches,” for each aircraft, designated as Series A, B and C equipment notes. The loans evidenced by the equipment notes were funded by the public offering of EETCs. Like the equipment notes, the EETCs were issued in three series for each EETC transaction designated as Series A, B and C EETCs. Each class of EETCs was issued by the trustee for separate Atlas pass-through trusts with the same designation as the class of EETCs issued. Each of these pass-through trustees is also the holder and beneficial owner of the equipment notes bearing the same class designation.

     With respect to the two EETC financed aircraft previously leased and currently owned by Atlas, there is no leveraged lease structure or EETC lease. Atlas is the beneficial owner of the aircraft and the issuer of the equipment notes with respect thereto. The equipment notes issued with respect to the owned aircraft are with full recourse to Atlas.

Deutsche Bank Trust Company

     Deutsche Bank is the administrative agent for two syndicated loans to us. One loan was made to AFL III and the other loan was made through the Aircraft Credit Facility. The obligations under these two credit facilities are secured by 14 Boeing 747-200’s and one Boeing 747-300 aircraft and several spare General Electric CF6-50E2 and CF6-80C2 engines. AFL III leases the collateral securing the AFL III Credit Facility, including aircraft and related equipment, to Atlas. AFL III has collaterally assigned those leases and the proceeds thereof to Deutsche Bank as security for the AFL III Credit Facility.

Aircraft Credit Facility and AFLIII Credit Facility Amendments

     On November 30, 2004, Holdings and Atlas entered into amendments (the “ACF Amendments”) to the Aircraft Credit Facility by and among Atlas, the lenders party thereto and Deutsche Bank. The ACF Amendments increased the capital expenditure limitations included in the Aircraft Credit Facility from $20 million to $25 million, subject to certain adjustments.

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

     On November 17, 2005, Holdings and Atlas entered into a Third Amendment (the “Third ACF Amendment”) to the ACF Credit Agreement. AFL III also entered into a Consent and Third Amendment (the “Third AFL III Amendment”) to the AFL III Credit Agreement at that time.

     The Third ACF Amendment III and the Third AFL III Amendment eased and removed several restrictive covenants, including, but not limited to, the following:

  extension of the required delivery date of the 2005 audited financial statement to June, 29, 2006;

  removal of the debt incurrence, contingent obligation, lease incurrence and capital expenditure covenants;

  increase in the allowed amount of investments and liens;

  easing of the restrictions on asset sales and mergers;

  expansion of the allowed lines of business and business mix to any aviation-related or any cargo-related businesses; and

  easing of the restrictions on junior payments.

     These amendments represent another step in implementing our strategy of maximizing our financial flexibility.

     Certain corresponding provisions in the financing documents relating to all 12 of Atlas’ EETCs were concurrently and similarly modified.

Revolving Credit Facility

     On November 30, 2004, we entered into the Revolving Credit Facility which originally provided us with revolving loans of up to $60 million, including up to $10 million of letters of credit accommodations. Availability under the Revolving Credit Facility will be based on a borrowing base, which will be calculated as a percentage of certain eligible accounts receivable. The Revolving Credit Facility has an initial four-year term after which the parties can agree to enter into additional one-year renewal periods.

     Borrowings under the Revolving Credit Facility bear interest at varying rates based on either the prime rate of Wachovia Bank, National Association (the “Prime Rate”) or the rate of deposits of U.S. dollars in the London interbank market (the “Adjusted Eurodollar Rate”). Interest on outstanding borrowings is determined by adding a margin to either the

Prime Rate or the Adjusted Eurodollar Rate, as applicable, in effect at the interest calculation date. The margins are arranged in three pricing levels, based on the amount available to be borrowed under the Revolving Credit Facility, that range from 0.25% below to 0.75% above the Prime Rate and 1.75% to 2.75% above the Adjusted Eurodollar Rate.

     The obligations under the Revolving Credit Facility are secured by our present and future assets and all products and proceeds thereof, other than (i) real property, (ii) aircraft, flight simulators, spare aircraft engines and related assets that are subject to security interests of other creditors and (iii) some or all of the capital stock of certain of AAWW’s subsidiaries.

     The Revolving Credit Facility contains usual and customary covenants for transactions of this kind. At December 31, 2005, we had no borrowings outstanding under the Revolving Credit Facility, $19.6 million was available for borrowing thereunder and letters of credit totaling $0.4 million had been issued.

     On October 31, 2005, we amended the Revolving Credit Facility. This amendment removed the liens on an aircraft tail number N921FT, several spare engines at both Atlas and Polar and certain spare parts. It also lowered our minimum spare parts value requirement from $50 million to $30 million, lowered the credit line from $60 million to $50 million and lowered the borrowing limits on eligible foreign receivables.

Off-Balance Sheet Arrangements

     Twelve of our 41 operating aircraft are owned and leased through trusts established specifically to purchase, finance and lease aircraft to us. Six aircraft are owned or effectively owned, and are consolidated in our Financial Statements, and six are leased under operating leases. These leasing entities meet the criteria for variable interest entities. All fixed price options were restructured to reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. We have not consolidated any additional aircraft in the related trusts upon application of the FASB's revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, because we are not the primary beneficiary based on the option price restructurings. Our maximum exposure under these operating leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 8 to our Financial Statements.

Other

Critical Accounting Policies and Estimates

General Discussion of Critical Accounting Policies and Estimates

     Our Financial Statements are prepared in conformity with GAAP, which requires management to make estimates and judgments that affect the amounts reported. Actual results may differ from those estimates. Important estimates include asset lives, valuation allowances (including, but not limited to, those related to inventory and deferred taxes) and income tax accounting. Our significant accounting policies are described in Note 4 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report. The following describes our most critical accounting policies:

Fresh-Start Accounting

     Our emergence from bankruptcy on the Effective Date resulted in a new reporting entity and adoption of fresh-start accounting as of the Effective Date in accordance with SOP 90-7. Accordingly, our assets, liabilities and equity were adjusted to fair value. These adjustments were based upon the work of us and our financial consultants.

     We valued our aircraft and leases using appraisals, which were obtained from independent third parties that referenced market conditions. We valued our debt at fair market value based on available market quotes and/or the trading prices of our debt instruments, or if these measurements were not available, then by comparison to traded debt instruments with similar interest rates and collateral.

     Our enterprise value was calculated using a weighted average of two principal methods: the discounted cash flow growth method and multiples of comparable public companies. The discounted cash flow growth method included a term of four years, a weighted average cost of capital of 16.0% to 17.0%, an average cost of debt of 7.8%, an average cost of leases of 7.7%, a range of growth rates of 2.0% to 4.0% and an assumed tax rate of 37.0%. For the multiple method, the valuation consultants we retained used a multiple of actual and forecasted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the fiscal years 2003, 2004 and 2005. The range of EBITDA multiples for the comparable companies used in the valuation were 5.8 to 6.8 for 2003, 5.3 to 6.3 for 2004 and 5.0 to 6.0 for 2005.

     Uncertainties and contingencies that could affect the assumptions include changes in interest rates used for debt and lease calculations, a change in the growth rates based on the cyclical nature of the industry and changes in geopolitical policies. If different assumptions were used, the fair values of our assets and liabilities could have been materially increased or decreased.

     The adoption of fresh-start accounting has had a material effect on our Consolidated Financial Statements (see Note 3 to our Financial Statements for further detail related to the fresh-start value adjustments).

Accounting for Long-Lived Assets

     We record our property and equipment at cost, and once assets are placed in service we depreciate them on a straight-line basis over their estimated useful lives to their estimated residual values over periods not to exceed forty years for flight equipment (from date of original manufacture) and three to five years for ground equipment.

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

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, we use certain assumptions, including, but not limited to: (i) estimated fair value of the assets and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values.

     We believe it unlikely that materially different estimates for expected lives, expected residual values, and impairment evaluations would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Aircraft Maintenance and Repair

     We account for maintenance and repair costs for both owned and leased airframes and engines under the direct expense method. Under this method, maintenance and repairs are charged to expense as incurred, which can result in the volatility of the expense between quarterly and annual periods, depending on the number of D Checks or engine overhauls performed. If we had chosen a different method, such as the deferral method for D Checks and engine overhauls, maintenance and repair expense would be capitalized and then amortized over the lesser of Block Hours flown or time period before the next D Check or overhaul event resulting in a less variable expense between reporting periods.

     Our decision and subsequent approval from the FAA to perform in house D Checks will result in a less volatile recording of the cost to perform a D Check compared to an outsourced D Check, as the labor component is expensed over the time period of the D Check versus the immediate expensing of an outsourced D Check upon induction. We intend to perform in house D Checks whenever possible in the future.

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

     Due to the emergence from bankruptcy and pursuant to SOP 90-7 pre-emergence tax contingencies, including valuation allowances on our tax assets, are reversed first to intangible assets and then to additional paid-in-capital.

New Accounting Pronouncements

     Through December 31, 2005, we have accounted for stock-based compensation by using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, we have only recorded compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant (see “Recently Issued Accounting Standards” in Note 4 to our Financial Statements for a discussion of the impact of SFAS No. 123(R), Share-based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB 25. on our recording of stock-based compensation for interim or annual reporting periods beginning on or after January 1, 2006).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We currently do not hedge against foreign currency fluctuations, interest rate movements or aviation fuel prices. The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to the price and availability of aviation fuel and interest rates as discussed below. The sensitivity analyses presented herein do not consider the effects that such adverse changes might have on our overall financial performance, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable-rate leases are not considered market-sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ.

     Foreign Currency. We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition. Our largest exposure comes from the British pound, the Euro, the Brazilian Real, the Korean Won, the Japanese Yen, the Chinese Renminbi and various Asian currencies.

     Aviation fuel. Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10% increase in the 2005 average cost per gallon of fuel. Based on actual 2005 fuel consumption for the Scheduled Service and Commercial Charter business segments, such an increase would result in an increase to aviation fuel expense of approximately $27.2 million in 2005. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. ACMI does not present an aviation fuel market risk, as the cost of fuel is borne by the customer.

     Interest. Our earnings are subject to market risk from exposure to changes in interest rates on our variable-rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2005, approximately $170.5 million of our debt at face value had floating interest rates. If interest rates increase by a hypothetical 20% in the underlying rate as of December 31, 2005, our annual interest expense would increase for 2006 by approximately $2.8 million.

     Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 20% increase in interest rates and amounts to approximately $38.6 million as of December 31, 2005. The fair value of our fixed rate debt was $444.3 million at December 31, 2005 (see Note 11 to our Financial Statements). The fair values of our long-term debt were estimated using quoted market prices and discounted future cash flows.

     Borrowings under the Revolving Credit Facility bear interest at varying rates based on either the Prime Rate or the Adjusted Eurodollar Rate. Interest on outstanding borrowings is determined by adding a margin to either the Prime Rate or the Adjusted Eurodollar Rate, as applicable, in effect at the interest calculation date. The margins are arranged in three pricing levels, based on the excess availability under the Revolving Credit Facility. There is no balance outstanding on this facility and changes in interest rates thus would have had no impact on our reported consolidated income to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	41

Consolidated Balance Sheets as of December 31, 2005 and 2004	42

Consolidated Statements of Operations for the year ended December 31, 2005 and for the periods July
28, 2004 through December 31, 2004 (Successor), January 1, 2004 through July 27, 2004 and for the
year ended December 31, 2003 (Predecessor)	43

Consolidated Statements of Cash Flows for the year ended December 31, 2005 and for the periods July
28, 2004 through December 31, 2004 (Successor), January 1, 2004 through July 27, 2004 and for the
year ended December 31, 2003 (Predecessor)	44

Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2005 and for the periods July 28, 2004 through December 31, 2004 (Successor), January 1, 2004 through July
27, 2004 and for the year ended December 31, 2003 (Predecessor)	45

Notes to Consolidated Financial Statements	46

Schedule II—Valuation and Qualifying Accounts	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Atlas Air Worldwide Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Atlas Air Worldwide Holdings, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2005 and for the period July 28, 2004 through December 31, 2004 (Successor) and the period January 1, 2004 through July 27, 2004 and the year ended December 31, 2003 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Air Worldwide Holdings, Inc. at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the year ended December 31, 2005 and for the period July 28, 2004 through December 31, 2004 (Successor) and the period January 1, 2004 through July 27, 2004 and the year ended December 31, 2003 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York
March 31, 2006

ATLAS AIR WORLDWIDE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	Successor
As of December 31,	2005	2004
Assets
Current Assets
Cash and cash equivalents	$305,890	$133,917
Restricted funds held in trust	1,077	20,889
Accounts receivable, net of allowance of $4,898 and $11,252,
Respectively	131,244	141,012
Prepaid maintenance	49,619	71,363
Deferred taxes	10,094	11,339
Prepaid expenses and other current assets	31,298	16,703

Total current assets	529,222	395,223
Other Assets
Property and equipment, net	573,870	609,754
Deposits and other assets	29,527	33,779
Lease contracts and intangible assets, net	48,191	103,440

Total assets	$1,180,810	$1,142,196

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$27,588	$18,024
Accrued liabilities	178,741	169,024
Current portion of long-term debt and capital leases	53,380	36,084

Total current liabilities	259,709	223,132

Other Liabilities
Long-term debt and capital leases	529,742	602,985
Deferred tax liability	18,540	28,258
Other liabilities	14,914	9,859

Total other liabilities	563,196	641,102

Commitments and contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized;
no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized;
19,881,907 and 3,607,934 shares issued, respectively
19,815,338 and 3,607,934 shares outstanding net of treasury stock, respectively	199	36
Treasury stock, at cost; 66,569 and zero shares, respectively	(2,257)	—
Additional paid-in-capital	256,046	48,337
Common stock to be issued to creditors (Note 3)	13,389	216,069
Deferred compensation	(6,043)	(9,190)
Retained earnings	96,571	22,710

Total stockholders’ equity	357,905	277,962

Total liabilities and stockholders’ equity	$1,180,810	$1,142,196

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Successor		Predecessor

		For the Period	For the Period
	For the	July 28, 2004	January 1, 2004	For the
	Year Ended	Through	Through	Year Ended
	December 31,	December 31,	July 27,	December 31,
	2005	2004	2004	2003
Operating Revenues
Scheduled service	$555,814	$296,823	$343,605	$524,018
ACMI	466,018	182,322	194,332	305,475
AMC charter	440,642	126,235	156,260	430,287
Commercial charter	107,840	53,325	15,812	86,592
Other revenue	47,583	20,589	25,358	37,279

Total operating revenues	1,617,897	679,294	735,367	1,383,651

Operating Expenses
Aircraft fuel	432,367	176,009	175,103	326,022
Salaries, wages and benefits	244,509	91,463	122,715	194,390
Maintenance, materials and repairs	233,614	102,682	133,336	197,629
Aircraft rent	150,879	60,151	81,886	183,329
Ground handling and airport fees	71,735	40,815	53,558	86,612
Landing fees and other rent	80,054	37,960	53,039	91,995
Depreciation and amortization	46,336	25,457	33,510	60,138
Insurance gain	(7,820)	—	—	—
Travel	60,089	25,741	29,549	59,223
Pre-petition and post-emergence costs and
related professional fees	3,706	4,106	9,439	44,382
Other	109,128	47,935	65,931	145,860

Total operating expenses	1,424,597	612,319	758,066	1,389,580

Operating income (loss)	193,300	66,975	(22,699)	(5,929)

Non-operating Expenses (Income)
Interest income	(6,828)	(917)	(572)	(3,724)
Interest expense (excluding post-petition
contractual interest of $20,956 for the period
January 31, 2004 through July 27, 2004)	74,389	30,582	50,222	97,328
Other, net	1,976	(3,504)	1,434	1,457
Reorganization items, net	—	—	(112,513)	—

Total non-operating expenses (income)	69,537	26,161	(61,429)	95,061

Income (loss) before income taxes	123,763	40,814	38,730	(100,990)
Income taxes	49,902	18,104	10,484	—

Net income (loss)	$73,861	$22,710	$28,246	$(100,990)

Income (loss) per share:
Basic	$3.64	$1.12	$0.74	$(2.63)

Diluted	$3.56	$1.11	$0.74	$(2.63)

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
		For the Period	For the Period
	For the	July 28, 2004	January 1, 2004	For the
	Year ended	Through	Through	Year ended
	December 31,	December 31,	July 27,	December 31,
	2005	2004	2004	2003

Cash Flows from Operating Activities:
Net income (loss)	$73,861	$22,710	$28,246	$(100,990)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Reorganization items, net	—	—	(156,722)	—
Depreciation and amortization	46,336	25,457	33,510	60,138
Accretion of debt discount	16,591	6,948	—	—
Amortization of operating lease discount	1,833	764	—	—
Provision (release of allowance) for doubtful accounts	(2,665)	3,409	(2,329)	19,931
Insurance gain	(7,820)	—	—	—
Deferred income taxes	48,167	17,506	—	—
Amortization of debt issuance cost and lease
financing deferred gains	337	—	2,862	(17,574)
Recognition of compensation from restricted stock	3,943	1,536	—	410
Other, net	2,084	44	239	2,231
Changes in operating assets and liabilities:
Accounts receivable	12,433	(22,345)	36,794	45,705
Prepaids and other current assets	14,129	6,144	17,318	(35,228)
Deposits and other assets	4,007	49	9,351	(21,919)
Accounts payable and accrued liabilities	28,834	(33,685)	100,148	(26,198)

Net cash provided (used) by operating activities	242,070	28,537	69,417	(73,494)

Cash Flows from Investing Activities:
Capital expenditures	(29,071)	(11,755)	(16,441)	(8,495)
Proceeds from sale of property and equipment	—	—	—	10,000
Insurance proceeds	12,550	—	—	—
Decrease (increase) in restricted funds held in trust	19,812	19,388	(40,153)	—
Maturity of investments	—	—	—	31,004

Net cash (used) provided by investing activities	3,291	7,633	(56,594)	32,509

Cash Flows from Financing Activities:
Proceeds from loan	10,000	—	18,000	—
Proceeds from sale of subscription shares	—	—	20,153	—
Proceeds from stock option exercises	2,028	—
Issuance of common stock	—	—	—	240
Purchase of treasury stock	(2,257)	—	—	(217)
Payment of debt issuance costs	(92)	(1,256)	(2,640)	—
Payment on debt	(83,067)	(11,226)	(31,404)	(88,133)

Net cash (used) provided by financing activities	(73,388)	(12,482)	4,109	(88,110)

Net increase (decrease) in cash and cash equivalents	171,973	23,688	16,932	(129,095)
Cash and cash equivalents at the beginning of period	133,917	110,229	93,297	222,392

Cash and cash equivalents at end of period	$305,890	$133,917	$110,229	$93,297

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

					Common		Retained
	New	Old		Additional	Stock	Deferred	Earnings
	Common	Common	Treasury	Paid-In	to be issued	Compen-	(Accumulated
	Stock	Stock	Stock	Capital	to Creditors	sation	Deficit)	Total
Predecessor Company:
Balance at December 31, 2002	$—-	$383	$(135)	$305,210	$—	$—	$(233,975)	$71,483
Net loss and comprehensive loss	—	—	—	—	—	—	(100,990)	(100,990)
Purchase of 135,000 shares of
Treasury stock	—	—	(217)	—	—	—	—	(217)
Issuance of 182,007 shares of
Treasury stock	—	—	348	(108)	—	—	—	240
Issuance of 57,471 shares of
common stock pursuant to the
employee stock purchase plan	—	1	—	1,201	—	—	—	1,202

Balance at December 31, 2003	$—	$384	$(4)	$306,303	$—	$—	$(334,965)	$(28,282)
Net income							28,246	28,246
Reorganization adjustments:
Equity write off	—	(384)	4	(306,303)	—	—	306,719	36
Issuance of 2,997,334 shares of
common stock to creditors	30	—	—	37,617	—	—	—	37,647
Common stock to be issued to
creditors 17,202,666 shares	—	—	—	—	216,069	—	—	216,069

Successor Company:
Balance at July 27, 2004	$30	$—	$—	$37,617	$216,069	$—	$—	$253,716
Net income							22,710	22,710
Issuance of 610,600 shares of
restricted stock	6	—	—	10,720	—	(10,726)	—	—
Amortization of restricted stock	—	—	—	—	—	1,536	—	1,536

Balance at December 31, 2004	$36	$—	$—	$48,337	$216,069	$(9,190)	$22,710	$277,962
Net income							73,861	73,861
Purchase of 66,569 shares of treasury stock	—	—	(2,257)	—	—	—	—	(2,257)
Issuance of 16,136,716 shares of
common stock to creditors	161	—	—	202,519	(202,680)	—	—	—
Exercise of 118,991 employee stock options	1	—	—	2,027	—	—	—	2,028
Issuance of 48,000 shares of
restricted stock	1	—	—	1,291	—	(1,292)	—	—
Forfeiture of 29,734 shares of restricted	—	—	—	(496)	—	496	—	—
stock
Amortization of restricted stock	—	—	—	—	—	3,943	—	3,943
Tax benefit on restricted stock and
stock options	—	—	—	2,368	—	—	—	2,368

Balance at December 31, 2005	$199	$—	$(2,257)	$256,046	$13,389	$(6,043)	$96,571	$357,905

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying Consolidated Financial Statements (the “Financial Statements”) include the accounts of Atlas Air Worldwide Holdings, Inc. (“AAWW” or “Holdings”) and its wholly owned subsidiaries. Holdings is the parent company of two principal operating subsidiaries, Atlas Air, Inc. (“Atlas”) and Polar Air Cargo, Inc. (“Polar”). Holdings, Atlas, Polar and Holdings’ other subsidiaries are referred to in this report collectively as the “Company”. All significant inter-company accounts and transactions have been eliminated. The Company provides air cargo and related services throughout the world, serving Asia, Europe, South America and the United States through two principal means: (i) airport-to-airport scheduled air cargo service (“Scheduled Service”) and (ii) contractual lease arrangements in which the Company provides the aircraft, crew, maintenance and insurance (“ACMI”). The Company also furnishes seasonal, commercial, military and ad-hoc charter services (see Note 12). The Company operates only Boeing 747 freighter aircraft.

     Except for per share data, all dollar amounts are in thousands unless otherwise stated.

     The Predecessor (defined below) Financial Statements for the period January 30, 2004 through July 27, 2004 (the “Effective Date”), have been prepared in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). Expenses (including professional fees), realized gains and losses and provisions for losses resulting from the reorganization are reported separately as “Reorganization Items, net.” Also, interest expense was recorded only to the extent that it was to be paid during the pending Chapter 11 Cases (as defined below) or where it was probable that it would be an allowed claim in the Chapter 11 Cases. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows. References to “Predecessor Company” or “Predecessor” refer to the Company through the Effective Date. References to “Successor Company” or “Successor” refer to the Company after the Effective Date, after giving effect to the cancellation of the common stock of the Predecessor (“Old Common Stock”) and the issuance of new securities (“Common Stock”) in accordance with the Plan of Reorganization (defined in Note 2) and the application of fresh-start accounting. As a result of the application of fresh-start accounting, the Successor Company’s Financial Statements are not presented on a comparable basis with the Predecessor Company’s financial statements.

2. Background and Bankruptcy

     The sustained weakness of both the United States and international economies that began in early 2001 and continued through the beginning of 2004, coupled with the lingering impact of the terrorist attacks of September 11, 2001, had a negative impact on both international trade demand and the airline industry, including the ACMI and air cargo Scheduled Service markets, which are vital to the Company’s results. Because of the resulting negative impact on the Company’s financial condition and as part of a comprehensive financial restructuring of our aircraft debt and lease obligations, among other things, the Company defaulted on its reporting covenants and payment obligations under substantially all of its debt and lease arrangements.

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

     In order to formalize its restructuring efforts, in March 2003 the Company embarked on a comprehensive operational and financial restructuring program that included the following key elements: (i) reorganizing the management team and management functions; (ii) enhancing profitability through operational restructuring initiatives; (iii) reducing fixed financial costs through the restructuring of aircraft-related debt and lease obligations and (iv) de-leveraging through the conversion of Senior Notes (defined in Note 3) and other unsecured obligations into equity in Holdings.

     Through the course of 2003, the management team refocused the commercial strategies of the Company’s key business segments, implemented operational cost saving initiatives and, with the assistance of its financial and legal advisors, negotiated with its secured aircraft creditors to reduce the rents and payments on its aircraft.

     On January 30, 2004 (the “Bankruptcy Petition Date”), Holdings, Atlas, Polar, Airline Acquisition Corp I (“Acquisition”) and Atlas Worldwide Aviation Logistics, Inc. (“Logistics,” and together with Holdings, Atlas, Polar and Acquisition, the “Debtors”), each filed voluntary bankruptcy petitions for relief under Chapter 11 (“Chapter 11”) of Title 11 of the United States Code, 11 U.S.C. §§ 101 et seq. (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”), together referred to as the “Chapter 11 Cases.” The Bankruptcy Court entered an order confirming the Final Modified Second Amended Joint Plan of Reorganization of the Debtors dated July 14, 2004 (the “Plan of Reorganization”) and, pursuant to a Bankruptcy Court order, the Debtors emerged from bankruptcy on the Effective Date. The Consolidated Financial Statements include data for all subsidiaries of the Company, including those that did not participate in the Chapter 11 Cases.

     While in Chapter 11, the Debtors were authorized to continue to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. During the course of the bankruptcy, the Debtors generally were not permitted to make payments on debt deemed to be pre-petition debt. However, to the extent that the Debtors had reached agreements with certain lenders and lessors regarding specific aircraft governed by Section 1110 of the Bankruptcy Code with the approval of the Bankruptcy Courts, the Debtors continued to make payments on their aircraft leases and debt financings, in addition, to the payment of the pre-petition obligations to certain foreign and critical vendors. Also during the Chapter 11 Cases, the Debtors rejected or abandoned ten aircraft (tail numbers N507MC, N518MC, N535MC, N24837, N354MC, N922FT, N923FT, N924FT, N858FT and N859FT), which were originally financed under secured notes or leases and which no longer formed part of the Company’s aircraft fleet plan. Subsequently, the Company purchased two of these rejected aircraft (tail numbers N858FT and N859FT).

     On February 10, 2004, the U.S. Trustee for the Bankruptcy Court appointed two official committees of unsecured creditors (together, the “Creditors’ Committees”), one each for Atlas and Polar. The Creditors’ Committees and their respective legal representatives had a right to be heard on all matters that came before the Bankruptcy Court concerning the Debtors’ reorganization. Pursuant to a global settlement between the Creditors’ Committees and the Debtors (the “Global Settlement”), all litigation between the Creditors’ Committees was abated pending final documentation of the settlement terms and submission of Second Amended Disclosure Statement Under 11 U.S.C. §1125 in Support of the Debtors’ Plan of Reorganization (the “Disclosure Statement”). By virtue of the Global Settlement, the Creditors’ Committees supported confirmation of the Plan of Reorganization. On June 8, 2004, the Debtors’ Disclosure Statement was approved by the Bankruptcy Court, thereby allowing the Debtors to solicit votes to accept the Plan of Reorganization.

     As part of the Global Settlement and pursuant to the Plan of Reorganization, the holders of allowed unsecured claims against Polar (“Polar Creditors”) received a 60.0% cash distribution. The cash settlement payments were funded by the Company with cash on hand, which includes proceeds of approximately $20.2 million derived from a subscription offering of Holdings’ Common Stock (see discussion below on the Equity Distribution) to unsecured creditors of Atlas completed in July 2004. Unpaid amounts related to the Polar Creditors are shown on the accompanying balance sheets as restricted funds held in trust at December 31, 2005 and 2004. As of December 31, 2005, the Company has distributed approximately $24.5 million in cash payments under the Global Settlement and anticipates an additional distribution of up to $0.1 million. Based on the difference between the available cash balance in the trust and the estimated claims remaining, on July 20, 2005, the trust transferred $15.0 million back to the Company. The holders of allowed general unsecured claims against Holdings, Atlas, Acquisition and Logistics will receive, collectively, 17,202,666 shares of the Common Stock, which, excluding shares acquired under the subscription offering were valued pursuant to the Plan of Reorganization at approximately $216.2 million (at the Plan of Reorganization value of $12.57 per share).

     The actual recovery percentage to be realized by holders of general unsecured claims against Atlas and Holdings under the Plan of Reorganization will depend upon the aggregate amount of general unsecured claims ultimately allowed against Holdings, Atlas, Acquisition and Logistics and the actual market value attributable to the stock received by each creditor (For a more detailed description of claims asserted against the Debtors’ bankruptcy estates see Note 3 below).

     Pursuant to the Plan of Reorganization, the holders of outstanding equity of Holdings prior to the Effective Date received no distributions.

     On July 14, 2004, Holdings, on behalf of Atlas and Polar (collectively, the “Borrowers”), among others, signed a commitment letter with Congress Financial Corporation (“Congress”) and Wachovia Bank, National Association (“Wachovia”) for a $60 million secured revolving credit facility. The consummation of the revolving credit facility was predicated upon the Debtors’ emergence from bankruptcy, among other things.

     On November 30, 2004, Holdings and Acquisition, as guarantors (collectively, the “Guarantors”) and the Borrowers entered into the secured revolving credit facility with Congress, as agent for the lenders party thereto and Wachovia, as lead arranger (the “Revolving Credit Facility”) effective December 31, 2004. The Revolving Credit Facility as amended, provides the Borrowers with revolving loans of up to $50 million in the aggregate, including up to $10 million of letters of credit accommodations. Availability under the Revolving Credit Facility is based on a borrowing base, which is calculated as a percentage of eligible accounts receivable (see Note 7).

3. Reorganization and Fresh-Start Accounting

     Since the Effective Date, the Company has devoted significant effort to reconcile claims to determine the validity, extent, priority and amount of asserted claims against the Debtors’ bankruptcy estates. To further this process, the Company has filed omnibus objections to general unsecured claims and to cure claims. Specifically, the Company filed (i) a First Omnibus Objections to Claims and Supplement thereto on June 16, 2004 and November 12, 2004, respectively, (ii) a Second Omnibus Objections to Claims and Supplement thereto on September 17, 2004 and September 24, 2004, respectively, (iii) a Third Omnibus Objections to Claims on November 12, 2004 and (iv) a Reorganized Debtors’ Objection to the November 11, 2004 claims made by the Internal Revenue Service (the “IRS”) on November 12, 2004. As described below, however, there remain certain claims disputed by the Company.

     On November 12, 2004, the Company also filed a Motion to Determine the Remaining Balance of Scheduled Claims Subject to Critical and Foreign Vendor Payments and Other Adjustments (the “Schedules Motion”). The Schedules Motion seeks to reconcile liabilities set forth in the Debtors’ schedules against payments to critical and foreign vendors made during the pendency of the Chapter 11 Cases. Finally, the Company has entered into agreements pursuant to which the Debtors have resolved cure claims arising from the assumption of executory contracts and unexpired leases.

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

Atlas General Unsecured Claims

     Pursuant to the Plan of Reorganization through December 31, 2005, the Company has made pro rata distributions of 16,136,716 shares of the 17,202,666 shares of Common Stock (see discussion below on the Equity Distribution) allocated to holders of allowed general unsecured claims against Holdings, Atlas, Acquisition and Logistics, based on the allowed claims through October 12, 2005. General unsecured claims of approximately $2.6 billion were filed against these entities. As of December 31, 2005, claims of $606.9 million have been allowed, claims of $40.0 million, including general unsecured IRS claims of $4.0 million, remain disputed and the balance of claims have been withdrawn or disallowed; however, the amount of unresolved claims continues to be reduced by virtue of the ongoing claims reconciliation process.

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

Equity Distribution

     On the Effective Date, as a result of the Debtors’ emergence from bankruptcy and in accordance with the Plan of Reorganization, Holdings issued and distributed 740,000 shares of the Common Stock to GE Capital Aviation Services, Inc. (“GECAS”) and 320,000 shares of Common Stock to certain bank lenders under one loan that was made to Atlas Freighter Leasing III, Inc. (“AFL III”) (the “AFL III Credit Facility”) and another loan made to Atlas (the “Aircraft Credit Facility” or “ACF”). Additionally, pursuant to the terms of the Plan of Reorganization, 1,737,334 shares of Common Stock were offered for subscription and sold to certain Atlas, Holdings, Acquisition and Logistics unsecured creditors. Common Stock will not be distributed to holders of Polar general unsecured claims since each such holder received a fixed cash recovery equal to 60.0% of the amount of their respective allowed claim.

     Pursuant to the Plan of Reorganization, 17,202,666 shares of Common Stock are to be distributed to holders of allowed general unsecured claims of Atlas, Holdings, Acquisition and Logistics on a pro rata basis in the same proportion that each holder’s allowed claim bears to the total amount of all allowed claims. The exact number of shares to be received by each claimholder will depend upon the final total of allowed, unsecured claims and other factors such as unclaimed distributions and fractional share interests.

     Distributions of shares of Common Stock to holders of various allowed senior note claims (relating to Atlas’ 10.75% Notes due 2005, 9.375% Notes due 2006 and 9.25% Notes due 2008) (collectively, the "Senior Notes”) have been made to the indenture trustee, who has transmitted the shares to the appropriate claimholders in accordance with the Plan of Reorganization and the respective indentures. Distributions to holders of other allowed general unsecured claims have been made directly to such claimholders in accordance with the Plan of Reorganization. Any such future distributions to such parties will follow the same process in accordance with the Plan of Reorganization.

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

     Excluding Holdings’ 2004 Long Term Incentive and Share Award Plan (the, “2004 LTIP”), which includes an incentive plan in which members of our board of directors (the “Board”) and management participate, and an employee stock option plan, the allocation of Common Stock under the Plan of Reorganization is illustrated in the table below:

	Equity
	Ownership%	Shares Allocated		Shares to be Issued
	under Plan of	under Plan of	Shares Issued at	to Creditors at
Party	Reorganization	Reorganization	December 31, 2005	December 31, 2005

ACF/AFL III	1.6%	320,000	320,000	-
GECAS	3.7%	740,000	740,000	-
General unsecured claims	86.0%	17,202,666	16,136,716	1,065,950
Shares sold under subscription	8.7%	1,737,334	1,737,334	-
Shares issued to DVB	-	-	200,000	-

Total	100%	20,000,000	19,134,050	1,065,950

     Pursuant to the Plan of Reorganization, as of December 31, 2005, an aggregate of 2,772,559 shares of Common Stock have been reserved for equity-based awards. As of December 31, 2005, a total of 1,957,279 shares have been awarded to directors, management and employees under the 2004 LTIP, comprised of 658,600 shares of restricted stock and non-qualified stock options to purchase 1,298,679 shares.

     Remaining share distributions of Common Stock to holders of general unsecured claims will take place on a periodic basis.

Reorganization Items

     In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred for the period January 31 through July 27, 2004:

Legal and professional fees	$44,209
Rejection of CF6-80 power-by-the-hour engine agreement (a)	(59,552)
Claims related to rejection of owned and capital leased aircraft ( b)	84,143
Claims related to rejection of aircraft operating leases (c)	42,506
Other	7,782
Fresh-start adjustments	173,598
Gain on cancellation of pre-petition debt	(405,199)

Total	$(112,513)

(a)	The Company rejected a CF6-80 power-by-the-hour (“PBH”) engine maintenance agreement and wrote off the associated accrued liability of $59.6 million.

(b)	The Company rejected two owned aircraft, tail numbers N354MC and N535MC, which had been financed through debt, and wrote off the assets and liabilities having net book value of $40.0 million. The Company also rejected the capital leases on aircraft tail numbers N924FT and N518MC and wrote off the assets and liabilities having a net book value of $44.1 million.

(c)	The Company rejected six leased aircraft, tail numbers N507MC, N24837, N922FT, N858FT, N859FT and N923FT which resulted in unsecured claims of $42.5 million.

     Also in accordance with SOP 90-7, interest expense of $21.0 million for the period January 31 through July 27, 2004, has not been recognized on approximately $437.5 million of the Senior Notes because such interest does not constitute an allowed claim and will not otherwise be paid.

Fresh-Start Accounting

     In conjunction with its emergence from bankruptcy, the Company applied the provisions of fresh-start accounting as of the Effective Date, at which time a new reporting entity was deemed to have been created.

     Fresh-start accounting requires that the Company revalue its assets and liabilities to estimated fair values at the Effective Date in a manner similar to purchase accounting.

     Significant reorganization adjustments in the balance sheets result primarily from:

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

     As a result of these fresh-start valuation adjustments, reported historical financial statements of the Company for periods prior to the Effective Date are not comparable with those for periods after July 27, 2004. These adjustments were based upon the work of the Company and its financial consultants.

     The Company valued its aircraft and leases using appraisals which were obtained from independent third parties and that referenced market conditions. The Company valued debt at fair market value based on available market quotes and/or the trading prices of its debt instruments, or if these measurements were not available, then by comparison to traded debt instruments with similar interest rates and collateral.

     The enterprise value of the Company was calculated by valuation consultants retained by the Company using a weighted average of two principal methods, the discounted cash flow growth method and multiples of comparable public companies. The discounted cash flow growth method included a term of four years, a weighted average cost of capital of 16.0% to 17.0%, an average cost of debt of 7.8%, an average cost of leases of 7.7%, a range of growth rates of 2.0% to 4.0% and an assumed tax rate of 37.0% . For the multiple methods, the valuation consultants used a multiple of actual and forecasted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the fiscal years 2003, 2004 and 2005. The range of EBITDA multiples for the comparable companies used in the valuation are 5.8 to 6.8 for 2003, 5.3 to 6.3 for 2004 and 5.0 to 6.0 for 2005.

     Uncertainties and contingencies that could affect the above assumptions included (i) changes in interest rates used for debt and lease calculations, (ii) changes in the growth rates based on the cyclical nature of the industry and (iii) changes in geopolitical policies. If different assumptions were used, the fair values of the Company’s assets and liabilities could have been materially increased or decreased.

     The table below reflects reorganization adjustments for the discharge of indebtedness, cancellation of Old Common Stock and issuance of Common Stock, issuance of notes and fresh-start adjustments as of July 27, 2004:

Stockholders (deficit) at July 27, 2004	$(231,637)
Cancellation of Old Common Stock and additional paid-in-capital	(306,683)
Elimination of accumulated deficit	306,719
Fresh-start valuation adjustments	(173,598)
Gain on cancellation of pre-petition liabilities	405,199
Issuance of Common Stock to creditors	37,647
Common Stock to be issued to creditors	216,069

Stockholders equity at July 27, 2004	$253,716

These adjustments are primarily related to the following:
  Liabilities Subject to Compromise: $405.2 million was recorded as forgiveness of debt to record the discharge of pre-petition accounts payable, accrued liabilities and short and long-term debt.

  Total Stockholders Equity (Deficit): Adopting fresh-start accounting results in a new reporting entity with no retained earnings or deficit. As a result, $306.7 million of Old Common Stock and additional paid-in-capital and the prior $306.7 million of accumulated deficit was eliminated. All shares of Old Common Stock were cancelled and shares of Common Stock were issued to creditors pursuant to the terms of the Plan of Reorganization totaling $253.7 million.

     The fresh-start valuation adjustments principally reflect the following increases (decreases):

Current assets	$(24,696)
Fixed assets	(267,394)
Prepaid maintenance	(9,126)
Lease contracts and intangible assets	78,213
Prepaid aircraft rent	(88,703)
Deferred credits and other liabilities	113,125
Long term debt	24,983

$(173,598)

These adjustments are the result of:
  Current Assets: $7.3 million reduction adjustment was made to revalue aircraft inventory based on estimated fair market value as it relates to the relative fleet type, a reduction of $15.1 million for debt issuance costs and a $2.3 million reduction in other current assets.

  Fixed Assets: A reduction to flight and ground equipment, $346.8 million and $23.7 million respectively, was made to reduce fixed assets to their estimated fair market value, including a $103.1 million elimination of previously recorded accumulated depreciation.

  Prepaid Maintenance: Prepaid maintenance costs were reduced by $9.1 million to their fair values at July 27, 2004.

  Lease Contracts and Intangible Assets: $78.2 million was added as intangibles to record the value of Atlas ACMI customer contracts, an unconsolidated equity investees’ intangibles and an asset representing the net present value of the revised lease payments which were below market at July 27, 2004 (see Note 6).

  Prepaid Aircraft Rent: $88.7 million was eliminated as a result of the revaluation of operating leases on aircraft to their fair values at July 27, 2004.

  Deferred Credits and other Liabilities: An adjustment of $101.9 million was made to record the impact of fresh- start accounting, including the elimination of deferred gains and deferred rent related to operating leases on aircraft and an adjustment was made to other liabilities of $11.2 million.

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

4. Summary of Significant Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates. Important estimates include asset lives, valuation allowances (including, but not limited to, those related to receivables, inventory and deferred taxes), income tax accounting, self-insurance employee benefit accruals and contingent liabilities.

Revenue Recognition

     The Company recognizes revenue when an arrangement exists, services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.

     Revenue for Scheduled Service, AMC and Commercial Charter is recognized upon flight departure. ACMI revenue is recognized as the actual Block Hours are operated on behalf of a customer during a given calendar month.

     Other revenue includes rents from dry leases of owned aircraft and is recognized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 13, Accounting for Leases.

Comprehensive Income

     The Company has no significant other comprehensive income items. Therefore the net income of the Company is equal to comprehensive income.

Allowance for Doubtful Accounts

     The Company periodically performs an evaluation of its composition of accounts receivable and expected credit trends and establishes an allowance for doubtful accounts for specific customers that are determined to have significant credit risk. The Company generally does not require collateral but does receive deposits in advance of certain Commercial Charters. Past due status of accounts receivable is determined primarily based upon contractual terms. The Company provides allowances for estimated credit losses resulting from the inability or unwillingness of our customers to make required payments and charge off receivables when they are deemed uncollectible. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less at acquisition.

Restricted Funds Held in Trust

     Restricted funds held in trust represent cash designated for unpaid amounts related to the Polar creditors.

Assets Held for Sale

     In August 2005, aircraft number N921FT and two related spare engines were listed for sale by the Company and were accounted for as assets held for sale, and depreciation ceased. The aggregate carrying value of the aircraft and spare engines at December 31, 2005 was $5.7 million, which is included within Prepaid expenses and other current assets on the consolidated balance sheet.

Investments

     The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method.

      The December 31, 2005 and 2004 aggregate carrying value of the investment of $15.6 million and $17.5 million, respectively, is included within Deposits and other assets on the consolidated balance sheets.

     The fair value assigned to the Company’s 49% investment, as a result of fresh-start accounting over the underlying equity in the net assets of the business has been allocated to intangible assets. These assets relate to their airline operating certificate and finite lived intangible assets related to existing customer contracts. Fair value of this investment was determined by an independent appraisal as of July 27, 2004. The finite-lived intangible asset is amortized on a straight-line basis over the three year estimated life of the contracts.

     At December 2005 and 2004, the Company had net receivables arising from activity with this entity of $1.4 million and $1.1 million, respectively, which were included in Accounts receivable in the consolidated balance sheets.

Inventories

     Spare parts, materials and supplies for flight equipment are carried at average acquisition costs, which are expensed to maintenance expense when used in operations and are included in Prepaid expenses and other current assets in the consolidated balance sheet. At December 31, 2005 and 2004, the reserve for expendable obsolescence was zero. Allowances for obsolescence for spare parts expected to be on hand at the date aircraft are retired from service, are provided over the estimated useful lives of the related aircraft and engines. Allowances are also provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change as conditions in our business evolve. At December 31, 2005 and 2004, the net book value of spare parts inventory was $13.6 million and $15.3 million respectively.

      Rotable parts are recorded in Property and equipment, net on the Consolidated Balance Sheets, and are depreciated over the average remaining fleet lives and written off when beyond economic repair. At December 31, 2005 and 2004, the net book value of rotable inventory was $47.1 million and $41.3 million respectively and is recorded in Property and equipment, net on the consolidated balance sheet.

Property and Equipment

     The Company records its property and equipment at cost and depreciates these assets on a straight-line basis over their estimated useful lives to their estimated residual values, over periods not to exceed forty years for flight equipment (from date of original manufacture) and three to five years for ground equipment, from the date the asset is placed in service. Property under capital leases and related obligations are recorded at the lesser of an amount equal to (a) the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease or (b) the fair value of the asset. Amortization of property under capital lease is on a straight-line basis over the lease term.

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

Intangible Assets

     Route acquisition costs primarily include operating rights (takeoff and landing slots) at Narita Airport in Tokyo, Japan. Airline operators certificates (“AOCs”) represent the allocated value of existing licenses to operate aircraft in commercial service. “Flight Authorities” represent the allocated value of legal rights, regulatory permits and airport landing slots required for a scheduled airline to serve international markets. Since each of these operating rights is considered to have an indefinite life, no amortization has been recorded.

     ACMI contracts represent the future profits expected from customer contracts on hand as of the Effective Date. Fair market value operating leases represents the capitalized discount recorded to adjust leases of the Company’s Boeing 747 aircraft to fair market value as of the Effective Date.

     Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), intangibles with indefinite lives are not amortized but reviewed for impairment annually, or more frequently, if impairment indicators arise. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that the Company expects to generate from their use. If the Company’s expectations of future results and cash flows change and are significantly diminished, intangible assets may be impaired and the resulting charge to operations may be material. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material changes to the results of operations. The estimated life of the route acquisition costs, AOCs and Flight Authorities is indefinite. Intangibles with definite lives are amortized over their respective useful lives, which are as follows:

ACMI customer contracts	up to 5 years, customer by customer
Fair market value operating leases	21 years

Off-Balance Sheet Arrangements

     Twelve of the Company's 41 operating aircraft are owned or effectively owned and leased through trusts established specifically to purchase, finance and lease aircraft to the Company. Six aircraft are effectively owned and are consolidated in the Financial Statements, and six are leased under operating leases. These leasing entities meet the criteria for variable interest entities. All fixed price options were restructured to reflect a fair market value purchase option, and as such, the Company is not the primary beneficiary of the leasing entities. The Company is generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates the Company to absorb decreases in value or entitles the Company to participate in increases in the value of the aircraft. The Company has not consolidated any additional aircraft in the related trusts upon application of the FASB's revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, because the Company is not the primary beneficiary based on the option price restructurings. The Company's maximum exposure under these operating leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 8 to the Financial Statements.

Concentration of Credit Risk and Significant Customers

     The U.S. military Airlift Mobility Command (“AMC”) charters accounted for 27.2% of revenue for the year ended December 31, 2005 and 18.6% of the Company’s total revenues for the period July 28 through December 31, 2004, 21.2% of total revenues for the period January 1 through July 27, 2004 and 31.1% for the year ended December 31, 2003. No other customer accounted for 10.0% or more of the Company’s total operating revenues during these periods. Accounts receivable from the U.S. Military were $24.4 million and $17.3 million at December 31, 2005 and 2004, respectively.

Income Taxes

     The Company provides for income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. If necessary, deferred income tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. The Company must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. In addition, tax reserves are based on significant estimates and assumptions as to the relative filing positions and potential audit and litigation exposures thereto. The effect on deferred taxes of a change in tax laws or tax rates is recognized in the results of operations in the period that includes the enactment date.

Debt Issuance Costs

     Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method for amortization. Amortization of debt issuance costs was $0.3 million for the year ended December 31, 2005 and was zero for the period July 28 through December 31, 2004, $5.2 million for the period January 1 through July 27, 2004 and $4.2 million for the year ended December 31, 2003 and is included as a component of interest expense on the consolidated statements of operations.

Aircraft Maintenance and Repair

     Maintenance and repair cost for both owned and leased aircraft are charged to expense as incurred, except Boeing 747-400 engine (GE CF6-80C2) overhaul costs through January 2004. These were performed under a fully outsourced PBH maintenance agreement. The costs thereunder were accrued based on the hours flown. This contract was rejected in the Chapter 11 Cases.

Foreign Currency Transactions

     The Company’s results of operations are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenues and expenses. The Company’s largest exposure comes from the British pound, the Euro, the Brazilian Real, the Korean Won, the Japanese Yen, the Chinese Renminbi and various Asian currencies. The Company does not currently have a foreign currency hedging program related to its foreign currency-denominated sales. Gains or losses resulting from foreign currency transactions are included in non-operating expenses and have not been significant to the Company’s operating results for any period.

Stock-Based Compensation

     Through December 31, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations (“APB 25”). The Company had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”). Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123 and SFAS No. 148, pro forma net income (loss) and income (loss) per share for the periods presented, would be as follows:

	Successor		Predecessor
		For the Period	For the Period
	For the	July 28, 2004	January 1, 2004	For the
	Year Ended	Through	Through	Year Ended
	December 31, 2005	December 31, 2004	July 27, 2004	December 31, 2003

Net income (loss), as reported	$73,861	$22,710	$28,246	$(100,990)
Add: Restricted stock expense, net of tax	2,353	854	—	—
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(3,827)	(1,112)	(4,618)	(6,043)

Pro forma net income (loss)	$72,387	$22,452	$23,628	$(107,033)

Basic income (loss) per share:
Basic—as reported	$3.64	$1.12	$0.74	$(2.63)

Basic—pro forma	$3.57	$1.11	$0.62	$(2.79)

Diluted income (loss) per share:
Diluted—as reported	$3.56	$1.11	$0.74	$(2.63)

Diluted—pro forma	$3.50	$1.10	$0.62	$(2.79)

     The weighted average fair value of the options granted during the year ended December 31, 2005, the period July 28 through December 31, 2004 and the year ended December 31, 2003 was $8.53, $4.99 and $1.16, respectively. There were no options granted during the period January 1 through July 27, 2004. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Successor		Predecessor
Assumptions	2005	2004	2003

Expected dividend yield	None	None	None
Risk-free interest rate	4.01%	2.93%	3.01%
Expected life of option grants	3-4 years	3 years	4 years
Expected volatility	38.5%	38.5%	118.65%

     On the Effective Date, the Company’s existing stock-based employee compensation plans were terminated and all outstanding options and restricted stock were cancelled.

Supplemental Cash Flow Information

     The aggregate interest payments amounted to $55.4 million for the year ended December 31, 2005, $23.8 million for the period July 28 through December 31, 2004, $24.1 million for the period January 1 through July 27, 2004 and $49.8 million for the year ended December 31, 2003. The Company received federal and state income tax refunds (net of payments) of approximately $37.1 million in the year ended December 31, 2003. The Company paid reorganization costs of $44.2 million for the period January 1 through July 27, 2004. The Company acquired flight equipment through the utilization of debt in non-cash transactions in the amounts of $205.0 million and $151.6 million for the period January 1 through July 27, 2004 and for the year ended December 31, 2003, respectively. The Company had a non-cash conversion of $405.2 million of debt to equity of $233.5 million for the period January 1 through July 27, 2004.

Reclassifications

     Certain reclassifications have been made in the prior year’s consolidated financial statement amounts and related note disclosures to conform to the current year’s presentation.

Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values, beginning with the first annual period after June 15, 2005. The Company will adopt SFAS No. 123R in the first quarter of 2006, using the modified prospective method of adoption which requires that compensation expense be recorded over the expected vesting period of all unvested stock options and restricted stock and for any new grants thereof at the beginning of the first quarter of adoption of SFAS No. 123R. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather that as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the Company cannot estimate what those amounts will be in the future(because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such tax deductions was $2.4 million for the year ended December 31, 2005. There were no options exercised in 2004 and 2003.

    The Company has evaluated the impact SFAS No. 123R will have on its Financial Statements and based on its preliminary analysis, expects to incur up to approximately $4.8 million of additional compensation expense over the remaining vesting period of the unvested options, as a result of the adoption of this new accounting standard ($2.6 million of which is expected in 2006), based on options outstanding at December 31, 2005.

5. Property and Equipment, net

     Property and equipment, net consisted of the following at December 31,:

	Useful Lives	2005	2004

Flight equipment	4.8-35.3 years*	$598,306	$607,184
Ground equipment and buildings	0.2-18.0 years	16,155	13,541

Total		614,461	620,725
Less accumulated depreciation		(40,591)	(10,971)

Property and equipment – net		$573,870	$609,754

      * The Successor useful lives for Boeing 747-200 aircraft range from 4.8 years to 20.3 years and for Boeing 747-400 aircraft, from 33.5 years to 35.3 years.

     One of the Company’s Boeing 747-200 aircraft (tail number N808MC) was damaged when it landed during poor winter weather conditions at Duesseldorf Airport on January 24, 2005. As a result of this incident, the airframe and two of its engines were damaged beyond economic repair. Atlas negotiated a $12.6 million cash-in-lieu-of-repair settlement with its insurance carriers and received the insurance proceeds on July 22, 2005. On May 31, 2005, Atlas paid $12.25 million to its secured lender in exchange for release of its lien on this aircraft. Since the settlement amount exceeded the net book value of the aircraft, the Company recorded a gain of $7.8 million in 2005 upon receipt of the insurance proceeds.

     Depreciation expense, including the amortization of capital leases, related to property and equipment amounted to $46.3 million for the year ended December 31, 2005, $25.5 million for the period July 28 through December 31, 2004, $33.5 million for the period January 1 through July 27, 2004 and $60.1 million for the year ended December 31, 2003, respectively. The Company had equipment related to capital leases of $24.8 million at December 31, 2005 and 2004 and accumulated depreciation was $4.1 million and $1.6 million, respectively.

6. Lease Contracts and Intangible Assets

     The following tables present the Company’s lease contracts and intangible assets as of December 31,:

	2005	2004
Indefinite life:
Route acquisition costs	$4,356	$36,069
Airline operating certificates	431	3,426
Flight authorities	150	1,187

	$4,937	$40,682

Balance at December 31, 2004	$40,682
Reversal of deferred tax asset valuation allowance*	(35,745)

Balance at December 31, 2005	$4,937

Finite life:
ACMI contracts	$11,226	$21,856
Fair market value adjustment on operating leases	44,132	44,132
Less accumulated amortization	(12,104)	(3,230)

	$43,254	$62,758

Balance at December 31, 2004	$62,758
Amortization	(8,975)
Reclassifications	8,020
Reversal of deferred tax asset valuation allowance*	(18,549)

Balance at December 31, 2005	$43,254

Total lease contracts and intangibles, net	$48,191	$103,440

*See note 10.

     Amortization expense related to ACMI contracts and lease contracts amounted to $9.0 million for the year ended December 31, 2005 and $3.2 million for the period July 28 through December 31, 2004.

     During the year ended December 31, 2005, the Company recorded a deferred tax provision of approximately $48.2 million and released approximately $33.8 million of the valuation allowance previously recorded against deferred tax assets. Pursuant to SOP 90-7, the reduction in the valuation allowance has been recorded as a reduction in intangible assets of approximately $33.8 million. In addition, deferred tax liabilities recorded in relation to such intangibles decreased by approximately $20.5 million, which also was recorded as a reduction in the related intangibles.

     The estimated future amortization expense of ACMI contracts and lease contracts as of December 31, 2005 is as follows:

		FMV
	ACMI	Operating
	Contracts	Leases	Total
2006	$557	$1,837	$2,394
2007	553	1,837	2,390
2008	358	1,837	2,195
2009	150	1,837	1,987
2010	-	1,921	1,921
Thereafter	-	32,367	32,367

	$1,618	$41,636	$43,254

7. Debt

     The Company’s debt obligations, including capital leases, as of December 31, were as follows:

	2005	2004

Debt Obligations
Aircraft Credit Facility	$33,224	$35,024
AFL III Credit Facility	113,543	138,254
2000 EETCs	68,319	71,571
1999 EETCs	127,854	135,018
1998 EETCs	190,552	200,530
Capital leases	30,448	36,717
Other debt	19,182	21,955

Total debt and capital leases	583,122	639,069
Less current portion of debt and capital leases	(53,380)	(36,094)

Long-term debt and capital leases	$529,742	$602,975

     At December 31, 2005 and 2004, the Company had $106.8 million and $123.4 million, respectively, of unamortized discount related to the fair market value adjustments recorded against debt upon application of fresh-start accounting (see Note 3 above).

Description of the Company’s Debt Obligations

     The following paragraphs provide a summary of the treatment in the Consolidated Financial Statements for the restructuring of the Company’s debt obligations and changes that have occurred as a result of the Chapter 11 Cases. It should be noted that, for accounting purposes, the restructuring described below was given effect upon entering into binding term sheets with the respective lender or lessor as the parties to such agreements were operating under the revised terms of the agreements as if they were completed. In certain instances, the agreements only became legally binding on the Effective Date or upon the occurrence of certain events after such date.

     Many of the Company’s financing instruments contain certain limitations on Holdings’ and its subsidiaries’ ability to, among other things; incur additional indebtedness, enter into leases, make capital expenditures, pay dividends or make certain other restricted payments, consummate certain asset sales, incur liens, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets.

Deutsche Bank Trust Company

     Deutsche Bank Trust Company (“Deutsche Bank”) is the administrative agent for two syndicated loans to Atlas and its affiliates. One loan was made to AFL III (a wholly owned subsidiary of Atlas) and the other loan was made through the Aircraft Credit Facility. The obligations under these two credit facilities are secured by 14 Boeing 747-200 aircraft, one Boeing 747-300 aircraft and several spare General Electric CF6-50E2 and CF6-80 engines. AFL III leases the collateral securing the AFL III Credit Facility, including aircraft and related equipment, to Atlas. AFL III has collaterally assigned those leases and the proceeds thereof to Deutsche Bank as security for the AFL III Credit Facility.

     Atlas, AFL III, Deutsche Bank, as administrative agent, and a majority of the lenders comprising the bank group under each credit facility executed forbearance agreements dated July 3, 2003, which contained the terms of the initial loan restructurings. In January, February and March 2004, the parties entered into letter agreements that further amended the original forbearance agreements (as amended, the “Forbearance Agreements”). Below is additional information regarding these two loan facilities.

Aircraft Credit Facility

     With respect to the Aircraft Credit Facility, under the Forbearance Agreements, the lenders agreed to accept lower monthly principal payments over a longer term. As additional consideration for the restructuring, the lenders under the Aircraft Credit Facility received, among other things, (i) 66,800 shares of Common Stock and (ii) guarantees of the loan obligations from Holdings and certain of its affiliates upon confirmation of the Plan of Reorganization. Atlas and the ACF lenders executed an amended and restated credit agreement on July 27, 2004 reflecting the terms of the Forbearance Agreements

     The Aircraft Credit Facility is an amortizing term loan secured by a first priority security interest in one Boeing 747-300 aircraft (tail number N355MC) and two Boeing 747-200 aircraft (tail numbers N536MC and N540MC). The loan’s stated maturity is February 2011.

     The weighted average interest rate under the Aircraft Credit Facility for the years ended December 31, 2005 and 2004 was 7.4% and 5.59%, respectively. The year-end rate as of December 31, 2005 and 2004 was 8.38% and 6.73%, respectively. Interest on outstanding borrowings is determined by adding a margin to the 30 day LIBOR in effect at the interest calculation date.

AFL III Credit Facility

     Under the Forbearance Agreement, the AFL III lenders agreed to accept lower monthly principal payments over a longer term including a deferral of $16.05 million in principal payments otherwise due in 2004 and early 2005 as a result of, Atlas performing certain maintenance events on the aircraft collateral during such period. The deferred amount will become due on the loan’s final maturity date, unless Atlas exceeds certain financial targets, in which case part of the deferred amount may become due earlier. In 2005, Atlas exceeded these financial targets, and repaid $7.5 million of such deferral. In the first quarter of 2006 a further $1.5 million of the deferral was repaid, and it is anticipated that the balance of the remaining deferral will be fully repaid by the end of the third quarter, 2006. AFL III and its lenders executed an amended and restated credit agreement on July 27, 2004 reflecting the terms of the Forbearance Agreements. As additional consideration for the restructuring, the lenders under the AFL III Credit Facility received (i) 253,200 shares of Common Stock to be issued under the Plan of Reorganization, and (ii) guarantees from Holdings and certain of its affiliates with respect to Atlas’ obligations under the inter-company leases.

     The AFL III Credit Facility is an amortizing term loan secured by a first priority security interest in 12 Boeing 747-200F aircraft, plus nine spare CF6-50E2 engines and three CF6-80C engines. The aircraft tail numbers securing the AFL III Credit Facility as of December 31, 2005 and 2004 were: N505MC, N509MC, N512MC, N517MC, N522MC, N523MC, N524MC, N526MC, N527MC, N528MC, N534MC and N809MC. In addition, aircraft tail number N808MC was securing AFL III Credit Facility at December 31, 2004. As a result of a required debt prepayment in 2005 arising from the receipt of insurance proceeds related to one AFL III aircraft, the AFL III loan is now scheduled to mature in August 2009 (see Note 5). This compares with the stated maturity of December 2009 as originally contemplated in the July 27, 2004 amended and restated AFL III Credit Facility agreement.

     The weighted average interest rate for the years ended December 31, 2005 and 2004 was 7.58% and 5.88%, respectively. The year-end rate as of December 31, 2005 and 2004 was 8.58% and 6.96%, respectively. Interest on outstanding borrowings is determined by adding a margin to the 30 day LIBOR in effect at the interest calculation date.

Financing Amendments

     On November 30, 2004, the Company and Deutsche Bank entered into agreements to amend both Deutsche Bank credit facilities. The amendment increased the annual capital expenditure limitations included in the facilities to $25 million subject to certain adjustments. Leases relating to the aircraft and two engine pools from AFL III to Atlas pursuant to the AFL III Credit Facility were also amended to comply with the AFL III Amendments.

     On November 17, 2005, Holdings and Atlas entered into a Third Amendment (the “Third ACF Amendment”) to the ACF Credit Agreement. AFL III also entered into a Consent and Third Amendment (the “Third AFL III Amendment”) to the AFL III Credit Agreement at that time.

     The Third ACF Amendment and the Third AFL III Amendment eased and removed several restrictive covenants including, but not limited to, the following:

  extension of the required delivery date of the 2005 audited financial statement to June, 29, 2006;

  removal of the debt incurrence, contingent obligation, lease incurrence and capital expenditure covenants;

  increase in the allowed amount of investments and liens;

  easing of the restrictions on asset sales and mergers;

  expansion of the allowed lines of business and business mix to any aviation-related or any cargo-related businesses; and

  easing of the restrictions on junior payments.

     Certain corresponding provisions in the financing documents related to all 12 of Atlas’ pass-through certificates, also known as Enhanced Equipment Trust Certificates (“EETCs”), were concurrently and similarly modified.

Overview of EETC Transactions

     In three separate transactions in 1998, 1999 and 2000, Atlas issued EETCs for the purposes of financing the acquisition of a total of 12 Boeing 747-400 aircraft. In the 1998 EETC transaction, $538.9 million of EETCs were issued to finance five of these aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 1999 EETC transaction, $543.6 million of EETCs were issued to finance five of these aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 2000 EETC transaction, $217.3 million of EETCs were issued to finance the remaining two of these aircraft, both pursuant to leveraged leases. Historically, the debt obligations relating solely to owned EETC aircraft have been reflected on the Company’s balance sheet while the debt obligations related to the leased EETC aircraft have not been reflected on the Company’s balance sheet because such obligations previously constituted operating leases. Through the restructuring, however, Atlas became the beneficial owner of four of the previously leased aircraft (see Restructuring of EETCs below) resulting in a total of six aircraft reflected on the Company’s consolidated balance sheets.

Leverage Lease Structure

     In a leveraged lease, the owner trustee is the owner of record for the aircraft. Wells Fargo Bank Northwest, National Association (“Wells Fargo”) serves as the owner trustee with respect to the leveraged leases in each of Atlas’ EETC transactions. As the owner trustee of the aircraft, Wells Fargo serves as the lessor of the aircraft under the EETC lease between Atlas and the owner trustee. Wells Fargo also serves as trustee for the beneficial owner of the aircraft, the owner participant. The original owner participant for each aircraft invested (on an equity basis) approximately 20% of the original cost of the aircraft. The remaining approximately 80% of the aircraft cost was financed with debt issued by the owner trustee on a non-recourse basis in the form of equipment notes.

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

Restructuring of EETCs

     On September 12, 2003, the Company and a majority in interest of its Class A EETC holders from the 1998, 1999 and 2000 EETC transactions entered into three restructuring agreements, for each of the then-existing EETC transactions. Each restructuring agreement was subsequently amended as of November 4, 2003, December 15, 2003, February 5, 2004 and March 31, 2004. As of February 5, 2004, the Company also entered into a term sheet (the “OP Term Sheet”) with the owner participants with respect to six of the 10 aircraft leased under the EETC transactions. Each of the restructuring agreements, together with the OP Term Sheet, are collectively referred to herein as the “EETC Restructuring Agreements”.

     Pursuant to the EETC Restructuring Agreements, the aircraft leases were amended to provide for basic rent of $0.7 million per month for the first sixty months beginning on January 1, 2003 and basic rent of $0.8 million per month thereafter, until the equipment notes underlying the EETCs are paid or satisfied in full, subject to adjustment during 2005 for repayment of a $23.0 million EETC deferred rent obligation, which was paid in 2005. The equipment notes underlying the EETCs relating to two aircraft, which were owned originally by Atlas, were amortized based on the same monthly payment amounts as the leased aircraft. The term of the leases and equipment notes underlying the EETCs were generally extended to fully amortize the underlying equipment notes on the leased aircraft and the owned aircraft. Commencing in May 2008, the Company could be subject to Additional Monthly Lease Rentals (“AMLR”), which could require payment of up to an additional $0.1 million per month in rent on each of the six leased EETC aircraft, subject to an $11.0 million per aircraft limit over the remaining term. The AMLR payments would be applied to the underlying notes in the leveraged leases, and would only arise should the company exceed certain financial targets and if it is determined that the then fair market monthly rental for the aircraft exceeds $0.8 million. The EETC Restructuring Agreements also provided for Company and Polar guarantees of Atlas’ obligations under the leases. Similar guarantees were also provided with respect to the notes on the owned EETC aircraft:

     Under the terms of the EETC Restructuring Agreements, once the EETCs from any of the EETC transactions are paid in full, any remaining balances on the related underlying equipment notes will be forgiven.

     The EETC Restructuring Agreements provide that, for the leased aircraft underlying the EETCs, lease payments will continue following payment or forgiveness of the related underlying equipment notes. This so-called “equity rent” is paid to the owner trustee and distributed to the owner participant. Equity rent provides an economic return to the owner participants based on their original investment in the aircraft, in addition to the residual value of the aircraft and any tax benefits related to ownership. Prior to their restructuring, the EETC transactions had provided for periodic payments of equity rents over the term of the leases of the aircraft underlying the EETCs. Pursuant to the EETC Restructuring Agreements, all equity rents are delayed until payment of the related underlying equipment notes or their forgiveness following payment of the EETCs. Pursuant to the OP Term Sheet, adjusted rent schedules providing equity rents and lease extensions were negotiated with respect to several leased aircraft in the EETC transactions. The lease agreements relating to those aircraft were filed with the Bankruptcy Court in connection with stipulations under Section 1110(b) of the Bankruptcy Code as to such aircraft.

     In addition, pursuant to the EETC Restructuring Agreements, Atlas has entered into airframe and engine maintenance agreements applicable to the aircraft underlying the EETCs.

     Concurrent with the consummation of the Revolving Credit Facility and related events described above, certain amendments to the Company’s EETC agreements, as described in the Company’s Disclosure Statement, became effective.

2000 EETCs

     In April 2000, Atlas completed an offering of $217.3 million of EETCs (the “2000 EETCs”). The cash proceeds from the 2000 EETCs were used to finance (through two leveraged lease transactions) two new Boeing 747-400 freighter aircraft which were delivered to Atlas during the second quarter of 2000. Subsequent to the financing, Atlas completed a sale-leaseback transaction on both aircraft and issued a guarantee to the owner participant of one of the aircraft. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 8.71% to 9.70%, with a weighted average interest rate of 8.93% payable monthly.

     In July 2003, Atlas defaulted on the lease payments with respect to an aircraft leased in the 2000 EETC transaction, tail number N409MC (“N409MC”) and, as a result, the owner participant for such aircraft liquidated collateral that secured its owner participant interest. This collateral consisted of a $22.6 million guaranteed investment contract and a $15.4 million letter of credit. The letter of credit was issued by DVB and guaranteed by Atlas, resulting in DVB becoming the new owner participant when it was drawn by the original owner participant.

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

     Shortly after confirmation of the Plan of Reorganization, Atlas and DVB reached a settlement of their pending disputes, which settlement was memorialized in the Binding Term Sheet Agreement Regarding Atlas B747-400F Aircraft N409MC (the “DVB Term Sheet”). This compromise paved the way for the contemplated restructuring of the 2000 EETC Transaction. The Bankruptcy Court entered an order approving the compromise embodied in the DVB Term Sheet on August 16, 2004. The Company accounted for such settlement on the Effective Date. The following is a summary of the material terms of the DVB Term Sheet, all of which have been consummated by the parties:

a.	DVB sold its owner participant interest (the “OP Interest”) in N409MC to Atlas for $11.5 million, consisting of a $9.0 million unsecured promissory note (the “409 OP Note”) plus 200,000 shares of Common Stock. The principal amount of the 409 OP Note is payable in equal quarterly installments commencing on October 2, 2004, with the final installment due on July 2, 2011. The 409 OP Note bears interest on the principal amount at an annual rate equal to the 3-month LIBOR plus 475 basis points and will be adjusted quarterly in accordance with the 3-month LIBOR in effect on each interest determination date. The 409 OP Note is guaranteed by Holdings and Polar;

b.	DVB, Atlas and certain third parties dismissed the legal proceedings that were pending among them;

c.	Atlas released DVB from any claims it might have for the period before the closing of the purchase of the OP Interest (the “OP Closing”). DVB and Atlas released any claims (including tax indemnity claims) they may have against each other, their respective officers, directors, employees, attorneys and representatives arising out of or in connection with (i) the purchase transaction other than the payment obligations evidenced by the 409 OP Note and any sales or transfer taxes, which became Atlas’ responsibility; (ii) any prior Atlas payment default and (iii) any prior acts or omissions of Atlas or DVB or their respective officers, directors, employees, attorneys and representatives; and

d.	DVB was allowed a general unsecured claim under the Plan of Reorganization in the amount of $16.8 million on account of the DVB Claim, which represents approximately 444,690 shares of Common Stock.

     The table below summarizes the fair market value of the obligations recorded for the aircraft at July 27, 2004:

		Fair Value of the
Aircraft Tail		Debt and Stock at Date of
Number	Description	Modification
N409MC	EETC Note A	$51,528
	EETC Note B	7,833
	EETC Note C	2,147
	409 OP Note	9,000
	Common Stock	8,104

	Total	$78,612

     In connection with this financing, the Company has a blended effective interest rate of 11.31% as of December 31, 2005 and 2004, payable monthly. According to the terms of the equipment notes, principal payments vary and are payable through 2021.

     As contemplated under the DVB Term Sheet, holders of the majority of Senior Notes purchased the 409 OP Note and the 200,000 shares from DVB for $9.0 million in cash. This sale of the 409 OP Note and the shares to third parties was concluded as part of the transactions that closed at the OP Closing.

1999 EETCs

     In 1999, Atlas completed an offering of EETCs (“1999 EETCs”). As of December 31, 2005 and 2004, the outstanding balance of the 1999 EETCs related to two owned Boeing 747-400F aircraft tail numbers N495MC and N496MC. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 6.88% to 8.77%, with a weighted average interest rate of 7.52% payable monthly.

     The owner participant with respect to one of the aircraft leased in the 1999 EETC transaction (tail number N496MC) liquidated the $26.0 million guaranteed investment contact that was collateral for the financing in August 2003. Subsequently, on January 30, 2004, the owner participant transferred its owner participant interest to Bankers Commercial Corporation (“BCC”). At the same time, Atlas acquired an option (which was subsequently exercised in August 2004) to purchase the owner participant interest from BCC at any time prior to December 31, 2007, subject to earlier termination. In connection with that option transaction, BCC agreed to support and consent to the restructuring contemplated by the EETC Restructuring Agreement relating to the 1999 EETC transaction and incorporated by reference certain provisions of the OP Term Sheet. The changes to the owner participant described above resulted in Atlas effectively acquiring the aircraft on January 30, 2004 with the asset and related liabilities being recorded on the balance sheet at their respective fair values. In connection with this financing, the Company has a blended effective interest rate of 13.94% . According to the terms of the equipment notes, principal payments vary and are payable monthly through 2020. The table below summarizes the fair market value of the obligations recorded for the aircraft at January 30, 2004:

		Fair Value of the
Aircraft Tail		Debt at Date of
Number	Description	Modification

N496MC	EETC Note A	$50,054
	EETC Note B	9,429
	EETC Note C	5,562

	Total	$65,045

1998 EETCs

     In 1998, Atlas completed an offering of Enhanced Equipment Trust Certificates (the “1998 EETCs”). As of December 31, 2005 and 2004 the outstanding balance of the 1998 EETCs relates to three owned B747-400F aircraft tail numbers N491MC, N493MC and N494MC. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 7.38% to 8.01%, with a weighted average interest rate of 7.54% payable monthly.

     Pursuant to the Plan of Reorganization, as of January 30, 2004, FINOVA Capital Corporation (“FINOVA”), the owner participant with respect to two leased aircraft in the 1998 EETC transaction, sold its owner participant interests in such aircraft to Atlas for $5.0 million each, payable in installments over a ten year term commencing in 2007 (the “491 OP Note” and “493 OP Note”). In connection with this transaction, FINOVA agreed to support and consent to the restructuring contemplated by the EETC Restructuring Agreement relating to the 1998 EETC transaction (relating to aircraft tail numbers N491MC and N493MC). The changes to the owner participant described above resulted in both aircraft being effectively acquired by Atlas on January 30, 2004 with the asset and related liabilities being recorded on the balance sheet at their respective fair values. The Company has a blended effective interest rate of 13.89% for aircraft tail number N491MC, and according to the terms of the equipment notes, principal payments vary and are payable monthly through 2020. The Company has a blended effective interest rate of 13.72% for aircraft tail number N493MC, and according to the terms of the equipment notes, principal payments vary and are payable monthly through 2019.

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

Capital Leases

     Capital lease obligations with an aggregate net present value of $30.4 million and $36.7 million were outstanding at December 31, 2005 and 2004, respectively. The weighted average interest rate as of December 31, 2005 and 2004 was 7.16% . The effective interest rate was reset in conjunction with the fair value exercise required by fresh-start accounting. Payments are due monthly through 2009. The underlying assets related to capital lease obligations as of December 31, 2005 were three aircraft and in 2004 were three aircraft and a flight simulator. The aircraft tail numbers are N508MC, N516MC and N920FT. During 2004, the capital leases for tail numbers N508MC and N516MC were amended.

Other Debt

     Other debt consists of various term loans aggregating $19.2 million and $22.0 million as of December 31, 2005 and 2004, respectively. The weighted average interest rate for the term loans as of December 31, 2005 and 2004 was 6.92% and 5.95%, respectively. Other debt was comprised of the 409 OP Note, the 491 OP Note and the 493 OP Note and the amount outstanding on aircraft tail number N537MC. The debt secured by tail number N537MC was amended on March 20, 2003 to extend the loan term to June 30, 2006.

Debtor In Possession Financing Facility

     With respect to financing following the Bankruptcy Petition Date, the Company had obtained $50.0 million of debtor in possession financing (“DIP Financing”) from CIT Group/Business Credit, Inc. and Abelco Finance LLC, an affiliate of Cerberus Capital Management, LLP (together, the “DIP Lenders”). The DIP Financing facility was structured as an $18.0 million term loan facility and a $32.0 million revolving credit facility. The Company borrowed the $18.0 million term loan but did not draw down under the $32.0 million revolver. The term loan had a maturity date of the earlier of September 25, 2005 or the confirmation of the Plan of Reorganization and to the extent amounts were drawn upon bore interest at the rate of the higher of either (i) the DIP Lenders prime rate plus 6.5% or (ii) 10.5% . The revolver had a maturity date of the earlier of September 25, 2005 or the confirmation of the Plan of Reorganization and to the extent amounts were drawn upon as (a) a prime borrowing bore interest at the rate of the higher of either (i) the DIP Lenders prime rate plus 2.25% or (ii) 6.25%, or (b) a LIBOR borrowing bore interest at the rate of the higher of either (i) LIBOR plus 3.75% or (ii) 5.75% . The Company paid fees of $2.5 million in connection with the draw against the term loan. The term loan was repaid and the commitments under the DIP Financing facility were terminated on July 27, 2004.

Revolving Credit Facility

     On November 30, 2004, the Company entered into the Revolving Credit Facility effective December 31, 2004. The Revolving Credit Facility initially provided the Company with revolving loans of up to $60 million in the aggregate, including up to $10 million of letters of credit accommodations. Availability under the Revolving Credit Facility is based on a borrowing base, which is calculated as a percentage of certain eligible accounts receivable. The Revolving Credit Facility has an initial four-year term after which the parties can agree to enter into additional one-year renewal periods.

     On October 31, 2005, the Company amended the Revolving Credit Facility. This amendment removed the liens on aircraft tail number N921FT, several spare engines owned by both Atlas and Polar and certain spare parts. Such amendment also lowered the Company’s minimum spare parts value requirement from $50 million to $30 million, lowered the credit line from $60 million to $50 million and lowered the borrowing limits on eligible foreign receivables.

     Borrowings under the Revolving Credit Facility bear interest at varying rates based on either the prime rate of Wachovia (the “Prime Rate”) or the rate of deposits of U.S. dollars in the London interbank market (the “Adjusted Eurodollar Rate”). Interest on outstanding borrowings is determined by adding a margin to either the Prime Rate or the Adjusted Eurodollar Rate, as applicable, in effect at the interest calculation date. The margins are arranged in three pricing levels, based on the availability under the Revolving Credit Facility, that range from 0.25% below to 0.75% above the Prime Rate and 1.75% to 2.75% above the Adjusted Eurodollar Rate.

     The obligations under the Revolving Credit Facility have been secured by each Borrower’s and Guarantor’s present and future assets and all products and proceeds thereof other than (i) real property, (ii) aircraft, flight simulators, spare aircraft engines and related assets that are subject to security interests of other creditors and (iii) some or all of the capital stock of certain of Holdings’ subsidiaries.

     The Revolving Credit Facility contains usual and customary covenants for transactions of this kind. At December 31, 2005, the Company had no borrowings outstanding under the Revolving Credit Facility, $19.6 million was available for borrowing thereunder, and letters of credit totaling $0.4 million had been issued.

     The following table summarizes the maturities of the Company’s debt obligations, including the amortization of the discount of the fair market value adjustments, reflecting the terms that were in effect as of December 31, 2005:

Years Ending December 31,
2006	$53,380
2007	52,893
2008	68,032
2009	62,253
2010	36,126
Thereafter	310,438

$583,122

8. Leases

     The Chapter 11 Cases resulted in new agreements with most of the Company’s aircraft lessors. In certain cases, such negotiations led to the extension of the lease term and in others the lease term remained the same. In most cases, the revised terms reduced the total future obligation under the lease, in some cases substantially (see Notes 2 and 3 above).

Aircraft/Real Estate Capital and Operating Leases

     The following table summarizes rental expenses for operating leases in each of the periods:

	Successor		Predecessor
		For the Period	For the Period
	For the	July 28, 2004	January 1, 2004	For the
	Year Ended	Through	Through	Year Ended
	December 31, 2005	December 31, 2004	July 27 2004	December 31, 2003

Aircraft rent	$150,879	$60,151	$81,886	$183,329
Office, vehicles and other	$ 16,280	$ 7,207	$10,043	$ 14,864

     At December 31, 2005, 18 of the 41 operating aircraft of the Company were leased, of which three were capital leases and fifteen were operating leases with initial lease term expiration dates ranging from 2010 to 2025, with a weighted average lease term of 15.6 years as of December 31, 2005.

     The following table summarizes the minimum annual rental commitments as of the periods indicated under capital leases and non-cancelable aircraft, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of December 31, 2005:

		Aircraft	Other
		Operating	Operating
	Capital Leases	Leases	Leases	Total Leases
Years Ending December 31,
2006	$8,850	$128,052	6,040	142,942
2007	9,000	128,052	4,712	141,764
2008	9,000	143,277	4,676	156,953
2009	8,000	145,499	4,688	158,187
2010	-	143,008	4,301	147,309
Thereafter	-	1,751,084	5,276	1,756,360

Total minimum lease payments	34,850	$2,438,972	$29,693	$2,503,515

Less amounts representing interest	4,402
Present value of future minimum
capital lease payments	$30,448

     Amortization of net gains on sale-leaseback transactions recorded for the periods January 1, 2004 through July 27, 2004 was $4.3 million and for the year ended December 31, 2003 was $12.4 million. These gains had been deferred and had been amortized over the term of the operating leases. Such amounts were eliminated at July 27, 2004 as part of the recording of assets and liabilities to fair value as required by fresh-start accounting.

     The effective interest rates on the capitalized leases for aircraft tail numbers N508MC, N516MC and N920FT were 7.16% at December 31, 2005 and 2004. The rates were reset to fair value on the Effective Date due to fresh-start accounting.

     In addition to the above commitments, the Company leases engines under short-term lease agreements on an as needed basis.

     Certain leases described above contain renewal options.

9. Related Party Transactions

     The Company was party to two separate consulting agreements with Joseph J. Steuert, a former director of the Company. Pursuant to such consulting agreements, the former director agreed to provide the Company with consulting services in connection with the restructuring of its financial obligations. The Company incurred consulting fees and expenses to this former director of $0.8 million for the period January 1 through July 27, 2004 and $1.0 million for the year ended December 31, 2003. The agreement was rejected in Chapter 11 Cases and the Company is no longer subject to the agreement or the agreements’ automatic renewal.

     Another former director of the Company, Stephen A. Greene, is a partner in a law firm, Cahill Gordon & Reindel LLP which acted as outside counsel to the Company. The Company paid legal fees and expenses to this law firm of $1.2 million for the year ended December 31, 2005, $3.0 million for the period July 28 through December 31, 2004, $1.9 million for the period January 1 through July 27, 2004 and $4.6 million for the year ended December 31, 2003.

      Effective July 27, 2004, the Company elected a new Board. The new Board includes James S. Gilmore III, a non-employee director of the Company, who is a partner at the law firm of Kelley Drye & Warren LLP, outside counsel to the Company, and Robert F. Agnew, also a non-employee director of the Company, who is an executive officer of Morten Beyer & Agnew, a consulting firm with which the Company transacts business. The Company paid legal fees to the firm of Kelley Drye & Warren LLP of $4.5 million for the year ended December 31, 2005, $2.7 million for the period July 28 through December 31, 2004 and $1.2 million for the period January 1 through July 27, 2004, and fees and expenses to Morten Beyer & Agnew of $0.2 million for the year ended December 31, 2005, and $0.1 million for the period July 28 through December 31, 2004. At December 31, 2005 and 2004, the Company had a payable balance to Kelley Drye & Warren LLP of $0.2 million and $1.0 million, respectively, which are included in accrued liabilities on the consolidated balance sheets. Neither Mr. Gilmore nor Mr. Agnew served on the Audit and Governance Committee (now known as the Audit Committee) during 2005. The Company incurred directors’ fees relating to these directors of $0.6 million for the year ended December 31, 2005, and $0.1 million for the period July 28 through December 31, 2004.

     The Company dry leased three owned aircraft as of December 31, 2005 and 2004 and two owned and one leased aircraft as of December 31, 2003 to a company in which we own a minority investment. The investment is accounted for under the equity method. The leases have terms that mature at various dates through July 2007 and contain options for renewal by the lessee. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for these aircraft was $44.8 million for the year ended December 31, 2005, $19.0 million for the period July 28 through December 31, 2004, $24.8 million for the period January 1 through July 27, 2004 and $37.1 million for the year ended December 31, 2003. Sublease income for the leased aircraft included as a reduction to lease expense was $0.3 million for the year ended December 31, 2005, $4.4 million for the period July 28 through December 31, 2004, $5.8 million for the period January 1, 2004 through July 27, 2004 and $14.7 million for the year ended December 31, 2003.

10. Income Taxes

     The Company accounts for income taxes according to the provisions of SFAS No. 109, Accounting for Income Taxes. The significant components of the provision for income taxes are as follows:

	Successor		Predecessor
		For the Period	For the Period
	For the	July 28, 2004	January 1, 2004	For the
	Year Ended	Through	Through	Year Ended
	December 31, 2005	December 31, 2004	July 27, 2004	December 31, 2003
Current:
Federal	$1,018	$336	$9,368	$—
State and local	711	262	1,116	—
Foreign	6	—	—	—

Total current expense	1,735	598	10,484	—

Deferred:
Federal	44,706	16,087	—	—
State and local	3,275	1,419	—	—
Foreign	186	—	—	—

Total deferred expense	48,167	17,506	—	—

Total income tax expense	$49,902	$18,104	$10,484	$—

     A reconciliation of differences between the U.S. federal statutory income tax rate and the effective income tax rates for the periods as defined below is as follows:

	Successor		Predecessor
		For the Period	For the Period
	For the	July 28, 2004	January 1, 2004	For the
	Year Ended	Through	Through	Year Ended
	December 31, 2005	December 31, 2004	July 27, 2004	December 31, 2003

U.S. federal statutory tax
(benefit) expense rate	35.0%	35.0%	35.0%	(35.0)%
State and local taxes, net of federal
benefit	2.2%	2.8%	7.4%	—
Change in valuation allowance	—	—	(116.3)%	23.0%
Adjustment from prior years’
amended tax returns	—	—	—	9.9%
Foreign loss for which no tax benefit
was provided	—	—	—	1.9%
Reorganization Items	0.5%	3.5%	74.4%	—
Book expenses not deductible
for tax purposes	1.7%	2.2%	2.4%	0.2%
Tax liabilities accrued	—	—	24.0%	—
Other	0.9%	0.9%	0.2%	—

Effective Tax Rate	40.3%	44.4%	27.1%	0.0%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets/(liabilities) as of December 31, are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$74,760	$203,007
Aircraft leases	29,383	29,381
Reserves on accounts receivable and inventory	1,812	6,714
Maintenance	6,849	10,171
Accrued expenses and liabilities	8,615	4,779
Other	4,651	4,856

Total deferred tax assets	126,070	258,908
Less: Valuation allowance	(16,921)	(52,275)

Net deferred tax assets	109,149	206,633

Deferred tax liabilities:
Effects of discharge of indebtedness	—	(118,066)
Fixed assets	(104,774)	(68,893)
Intangible assets	(2,551)	(22,443)
Fresh-start adjustments to indebtedness	(6,056)	(9,110)
Equity investments	(4,214)	(5,040)

Total deferred tax liabilities	(117,595)	(223,552)

Net deferred tax liabilities	$(8,446)	$(16,919)

     In accordance with SOP 90-7, subsequent to emergence from Chapter 11, any benefit realized from the reduction of the pre-emergence valuation allowance shall generally be recorded as a decrease to intangible assets, not as income to the Company. In the year ended December 31, 2005 and the period July 28 through December 31, 2004, approximately $33.8 million and $0.6 million, respectively, of valuation allowance were reversed to intangible assets. In addition, $20.5 million of deferred tax liabilities recorded in relation to such intangibles have been eliminated. Such elimination is also recorded as a reduction of the related intangible asset.

     In connection with the reorganization, the Company realized income from the cancellation of certain indebtedness. This income was not taxable pursuant to Section 108 of the Internal Revenue Code of 1986 (the “Code”). However, the Company was required (as of the beginning of its 2005 taxable year) to reduce certain tax attributes of the Company. From a regular federal income tax perspective, net operating losses (“NOLs”) are the principal tax attribute that were reduced. Upon adoption of fresh-start accounting, the Company established a deferred tax liability to account for the cancellation of indebtedness resulting from the reorganization until such time as a determination was made as to the specific effects of the cancellation of indebtedness income. As of January 1, 2005 (and as reflected in the figures above as of December 31, 2005), such deferred tax liability was applied to reduce the deferred tax asset related to NOLs.

     As of December 31, 2005, the Company has federal income tax NOLs of approximately $212 million (following the effects of the cancellation of indebtedness), which will expire from 2021 to 2024. The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Code. Accordingly, the use of any of the Company’s NOLs generated prior to the ownership change will be subject to an overall annual limitation. Certain tax attributes, including NOLs reflected on our federal income tax returns as filed, differ significantly from those reflected in the Financial Statements. Such attributes are subject to current and future IRS audits.

     The Company’s management assesses whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of December 31, 2005, management believes that it is not more likely than not that approximately $16.9 million of deferred tax assets will be realized, and therefore, a valuation allowance in that amount has been provided.

     The Company has been subject to an ongoing IRS examination of its 2001 federal consolidated income tax return, as well as other non-income tax related matters.

     As part of an ongoing audit and in conjunction with the claims process of the Chapter 11 Cases, the IRS has submitted amended proofs of claim with the Bankruptcy Court for alleged income tax, employee withholding tax, FUTA and excise tax obligations, including penalties and interest. The IRS currently asserts claims against Atlas and Polar for employee withholding tax, FUTA tax and excise taxes of approximately $0.1 million as administrative claims, $37.0 million as priority unsecured claims, and $4.0 million as general unsecured claims. On November 7, 2005, the Company filed its Second Supplement to First Objection to Claims of the IRS. The Company believes that the IRS’ claims are significantly overstated and is defending against them vigorously.

11. Financial Instruments and Risk Management

     The Company maintains cash and cash equivalents with various high-quality financial institutions or in short-term duration high-quality debt instruments. The carrying value for cash and cash equivalents, restricted funds held in trust, trade receivables and payables approximates their fair value.

     The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt which is not actively traded, fair values were estimated by reference to the discount related to the traded debt with consideration given to the fair value of the underlying collateral.

     At December 31, the fair values of the Company’s debt instruments were as follows:

	2005		2004
	Fair Value	Carrying Value	Fair Value	Carrying Value
Aircraft Credit Facility	$37,287	$33,224	$36,477	$35,024
AFL III Credit Facility	126,192	113,543	142,150	138,254
2000 EETCs	73,825	68,319	76,891	71,571
1999 EETCs	142,398	127,854	143,604	135,018
1998 EETCs	208,879	190,552	208,892	200,530
Other	19,182	19,182	21,955	21,955

12. Segment Reporting

     The Company has four reportable segments: Scheduled Service, ACMI, AMC Charter and Commercial Charter. All reportable segments are engaged in the business of transporting air cargo, but have different operating and economic characteristics, which are separately reviewed by the Company’s management. The Company evaluates performance and allocates resources to its segments based upon income (loss) before income taxes, excluding unallocated other, pre-petition and post-emergence costs and related professional fees, insurance gains, interest income and interest expense, other and reorganization items (“Fully Allocated Contribution” or “FAC”). Management views FAC as the best measure to analyze profitability and contribution to net income or loss of the Company’s individual segments. Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type.

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

     The AMC Charter segment provides full-planeload charter flights to the U.S. Military through the AMC. The AMC Charter business is similar to the Commercial Charter business in that the Company is responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel used during AMC flights is fixed by the military. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. The Company receives reimbursement from the AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed price; if the price of fuel paid by the Company is less than the fixed price, then the Company pays the difference to the AMC. The AMC buys capacity on a fixed basis annually and on an ad-hoc basis continuously. The Company competes for this business through a teaming arrangement devised for the allocation of AMC flying among competing carriers. At December 31, 2005, there were three groups of carriers (or teams) and several independent carriers that are not part of either team that compete for the business. The Company is a member of a team led by FedEx Corporation (“FedEx”). The Company pays a commission to the FedEx team based upon the revenues the Company receives under such contracts. As of October 1, 2005, several members from the two teams split off to form a third team that is currently participating in the Civil Reserve Air Fleet Program (“CRAF Program”). The addition of the third team did not have a material impact on the allocation of the fixed basis awards the Company received in the October 2005 bid process. The formation of additional competing teaming arrangements, an increase by other air carriers in their commitment of aircraft to the CRAF Program, or the withdrawal of any of the current team members, could adversely affect the amount of AMC business awarded to the Company in the future.

     The Commercial Charter segment provides full-planeload airfreight capacity on one or multiple flights to freight forwarders, airlines and other air cargo customers. Charters typically are contracted in advance of the flight, and as with Scheduled Service, the Company bears the direct operating costs (except as otherwise defined in the applicable contracts).

     Effective for 2005, the Company made changes to the way the Company determines FAC. The changes principally relate to the methodology used to allocate aircraft cost and related maintenance to segments. The Company has reclassified certain prior-period amounts to conform to the current period’s presentation.

     The following table sets forth revenues, FAC for the Company’s four reportable business segments reconciled to operating income (loss) and income (loss) before income taxes as required by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information:

	Successor		Predecessor
		For the Period	For the Period
	For the	July 28, 2004	January 1, 2004	For the
	Year Ended	Through	Through	Year Ended
	December 31, 2005	December 31, 2004	July 27, 2004	December 31, 2003
Revenues:
Scheduled Service	$555,814	$296,823	$343,605	$524,018
ACMI	466,018	182,322	194,332	305,475
AMC Charter	440,642	126,235	156,260	430,287
Commercial Charter	107,840	53,325	15,812	86,592
All other	47,583	20,589	25,358	37,279

Total operating revenues	1,617,897	679,294	735,367	1,383,651

FAC:
Scheduled Service	1,986	(2,662)	(60,773)	(94,848)
ACMI	31,233	14,929	(6,191)	(10,332)
AMC Charter	56,416	17,530	13,555	65,617
Commercial Charter	16,457	9,807	(3,531)	516

Total FAC	106,092	39,604	(56,940)	(39,047)

Add back (subtract):
Unallocated other	13,557	5,316	(7,404)	(17,561)
Insurance gain	7,820	-	-	-
Pre-petition and post-emergence costs
And related professional fees	(3,706)	(4,106)	(9,439)	(44,382)
Interest income	(6,828)	(917)	(572)	(3,724)
Interest expense	74,389	30,582	50,222	97,328
Other, net	1,976	(3,504)	1,434	1,457

Operating income (loss)	193,300	66,975	(22,699)	(5,929)
(Add back) subtract:
Interest income	(6,828)	(917)	(572)	(3,724)
Interest expense	74,389	30,582	50,222	97,328
Other, net	1,976	(3,504)	1,434	1,457
Reorganization items, net	—	—	(112,513)	—

Income (loss) before income taxes	$123,763	$40,814	$38,730	$(100,990)

	Successor		Predecessor
		For the Period	For the Period
	For the	July 28, 2004	January 1, 2004	For the
	Year Ended	Through	Through	Year Ended
	December 31, 2005	December 31, 2004	July 27, 2004	December 31, 2003
Scheduled Service revenue by
geographic region:
Asia	$338,179	$164,607	$160,448	$250,258
Europe	63,360	45,764	63,522	98,102
Japan	58,600	29,025	34,526	47,851
South America	37,403	15,610	21,708	29,967
Other	58,272	41,817	63,401	97,840

Total Scheduled Service revenue	$555,814	$296,823	$343,605	$524,018

Depreciation and amortization expense:
Scheduled Service	9,112	$6,730	$11,233	$14,154
ACMI	20,594	11,055	12,647	16,322
AMC Charter	12,661	4,539	6,534	14,242
Commercial Charter	2,243	1,558	730	3,071
Unallocated	1,726	1,575	2,366	12,349

Total depreciation and amortization	$46,336	$25,457	$33,510	$60,138

     The Company attributes operating revenue by geographic region based upon the origin of each flight segment. Other revenue includes dry lease income and other incidental revenue not allocated to any of the four segments described above.

     While depreciation and amortization expense, aircraft rent, maintenance expense, and other aircraft related expenses are allocated to segments based upon aircraft utilization, individual aircraft are utilized across segments. Accordingly, as aircraft and related assets are approximately 50% of total assets, the Company does not believe assets by segment is meaningful.

13. Commitments and Contingencies

Aircraft Conversions

     On May 12, 2005, the Company entered into a slot conversion agreement with Israel Aircraft Industries Ltd. and PSF Conversions LLP (“Slot Conversion Agreement”) pursuant to which the Company has the option to convert four Boeing 747-400 passenger aircraft to Boeing 747 special freighter (“747SF”) configuration during the period from late-2007 to mid-2008. The agreement also includes an option covering the modification of up to six additional Boeing 747-400 passenger aircraft to 747SF aircraft during the period from 2009 to 2011. The Company has not yet committed to acquire the related aircraft. At December 31, 2005, the Company had a balance of $2.5 million of capitalized option costs, which are included in Property and equipment in the consolidated balance sheets.

Guarantees and Indemnifications

General

     In the ordinary course of business, the Company enters into numerous real estate leasing and equipment and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, the Company typically indemnifies the lessors and any financing parties against tort liabilities that arise out of the use, occupancy, manufacture, design, operation or maintenance of the leased premises or financed aircraft, regardless of whether these liabilities (or taxes) relate to the negligence of the indemnified parties. Currently, the Company believes that any future payments required under these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). Additionally, certain leased premises such as maintenance and storage facilities include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premise. The Company also provides standard indemnification agreements to officers and directors in the ordinary course of business.

Financings and Guarantees

     The Company’s loan agreements and other LIBOR-based financing transactions (including certain leveraged aircraft leases) generally obligate the Company to reimburse the applicable lender for incremental increased costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (ii) any tax, duty, or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, the Company’s loan agreements and other financing arrangements typically contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.

     These increased costs and withholding tax provisions continue for the entire term of the applicable transaction and there is no limitation in the maximum additional amount the Company could be required to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default and, in a secured financing transaction, would entitle the lender to foreclose upon the collateral to realize the amount due.

Restricted Cash and Letters of Credit

     The Company had $0.9 million and $1.1 million of restricted cash either pledged under standby letters of credit related to collateral or for certain deposits required in the normal course for items, including, but not limited to, surety and customs bonds, airfield privileges and insurance at December 31, 2005 and 2004, respectively. These amounts are included in Deposits and other assets in the consolidated balance sheets.

Labor

     The Air Line Pilots Association (“ALPA”) represents all of the Company’s U.S. pilots at both Atlas and Polar. Collectively, these employees represent approximately 49% of the Company’s workforce as of December 31, 2005. Polar’s collective bargaining agreement with ALPA became amendable in May 2003 and the Atlas collective bargaining agreement became amendable in February 2006. The Company is subject to risks of work interruption or stoppage and may incur additional administrative expenses associated with union representation of its employees.

     Negotiations with ALPA to amend the Polar agreement began in February 2003. Since July 2003, the parties’ negotiations were under the direction of the National Mediation Board (the “NMB”). On August 16, 2005, and at the request of ALPA, the parties were released into a thirty-day cooling off period that must occur before either party can implement economic self-help. When no agreement was reached during this cooling off period, ALPA elected to exercise its right to economic self-help and called a strike on September 16, 2005. On October 2, 2005, the parties entered into a tentative agreement to settle the strike, which was ratified and became effective October 5, 2005. This agreement is for a term of eighteen months beginning October 5, 2005. The agreement also provides for a 10.5% base wage increase retroactive to June 1, 2005 and an increase in the Company matching component of the Polar crewmember 401(k) plan to 50% of the Crewmembers’ contribution, with the maximum contribution eligible for Company match capped at 10% of the crewmembers’ earnings, effective January 1, 2006 (see Note 16 for additional information).

     On August 30, 2005, a lawsuit was filed in the United States District Court for the Eastern District of New York by ALPA against Holdings, Atlas and Polar. ALPA alleged that Holdings, Atlas and Polar violated various provisions of the Railway Labor Act of 1926. Following the successful negotiation and ratification of the new labor agreement described above, the complaint was withdrawn and the matter was dismissed.

     In November 2004, in order to increase efficiency and assist in controlling certain costs, we initiated steps to combine the ALPA-represented bargaining units of Atlas and Polar, a process that is expected to be completed in late 2006 or early 2007. Any such combination will be in accordance with the terms and conditions of Atlas’ and Polar’s collective bargaining agreements, which provide for a seniority integration process and the negotiation of a single collective bargaining agreement.

Legal Proceedings

Department of Justice Investigation and Related Litigation

     The Department of Justice (the “DOJ”) has initiated an investigation into the pricing practices of a number of cargo carriers, including Polar (the “DOJ Investigation”). In connection with the DOJ Investigation, Polar was served with a search warrant at its Long Beach, California office on February 14, 2006, pursuant to which government agents obtained certain files and interviewed a number of office staff members. Polar also received a subpoena for records dated February 14, 2006 requesting discovery of additional relevant documents. The Company is fully cooperating with the DOJ in its investigation. Other than the subpoena, there has been no complaint or demand of the Company by the DOJ in regard to the matters that are the subject of the DOJ Investigation. At this time, the Company does not believe facts exist to warrant any finding of criminal liability against Polar.

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

Stockholder Derivative Actions

     On October 25, 2002 and November 12, 2002, stockholders of Holdings filed two separate derivative actions on behalf of Holdings against various former officers and former members of Holdings’ Board in the Supreme Court of New York, Westchester County. Both derivative actions charged that members of the Board violated: (1) their fiduciary duties of loyalty and good faith, (2) generally accepted accounting principles and (3) the Company’s Audit Committee Charter by failing to implement and maintain an adequate internal accounting control system. Furthermore, the actions alleged that a certain named former director breached her fiduciary duties of loyalty and good faith by using material non-public information to sell shares of the Company’s Old Common Stock at artificially inflated prices. The complaints sought unspecified compensatory damages and other relief against the individual defendants. On February 3, 2004, Holdings provided notice of its January 30, 2004 bankruptcy filing to the court hearing the consolidated action. Because these derivative actions are property of the Company’s estate at the time of filing bankruptcy, all proceedings were stayed during the bankruptcy case. Under the Plan of Reorganization, Holdings became the holder of these claims and will decide whether to pursue some or all of the derivative claims against former officers and directors.

Securities Class Action Complaints

     Seven putative class action complaints have been filed against Holdings and several of its former officers and former directors in the United States District Court for the Southern District of New York. The seven class actions were filed on behalf of purchasers of the Company’s publicly traded Old Common Stock during the period April 18, 2000 through October 15, 2002. These class actions alleged, among other things, that during the time period asserted, Holdings and the individual defendants knowingly issued materially false and misleading statements to the market in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The class actions included claims under the Securities Act of 1933 on behalf of purchasers of Old Common Stock issued by Holdings in a September 2000 secondary public offering pursuant to, or traceable to, a prospectus supplement dated September 14, 2000 and filed with the SEC on September 18, 2000 (the “September Secondary Offering”). The complaints sought unspecified compensatory damages and other relief. On May 19, 2003, these seven class actions were consolidated into one proceeding. A lead plaintiff and a lead counsel were appointed by that court.

     Plaintiffs filed a single consolidated amended class action complaint in August 2003. Before any response thereto was made by any defendant, plaintiffs filed a second consolidated amended class action complaint in October 2003. The second consolidated amended class action complaint in October 2003 superseded and replaced all prior complaints and alleged: (i) violation of Sections 10(b) and 20(a) of the Exchange Act against Holdings and six of its current or former officers or directors on behalf of all persons who purchased or otherwise acquired the Old Common Stock of Holdings between April 18, 2000 and October 15, 2002, inclusive and (ii) violation of Sections 11 and 15 of the Securities Act against Holdings, four of its former officers or directors and Morgan Stanley Dean Witter on behalf of all persons who purchased or otherwise acquired Atlas’ Old Common Stock issued in the September Secondary Offering. Each defendant moved to dismiss the second consolidated amended class action complaint on or about December 17, 2003. On February 3, 2004, Holdings notified the court hearing the consolidated action of the Company’s January 30, 2004 bankruptcy filing staying the litigation against Holdings.

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

SEC Investigation

     On October 17, 2002, the SEC commenced an investigation arising out of the Company’s October 16, 2002 announcement that it would restate its 2000 and 2001 financial statements. In October 2002, the Company’s Board appointed a special committee which in turn retained the law firm of Skadden, Arps, Slate, Meagher & Flom, LLP for the purpose of performing an internal review concerning the restatement issues and assisting Holdings in its cooperation with the SEC investigation. A Formal Order of Investigation was subsequently issued authorizing the SEC to take evidence in connection with its investigation. The SEC has served several subpoenas on Holdings that require the production of documents and witness testimony, and the Company has been fully cooperating with the SEC throughout the investigation.

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

Adversary Action Against Genesis Insurance Company

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

     In February 2005, Atlas filed a Third Amended Complaint joining the law firm of Greenberg & Traurig, PA and three of its stockholders (collectively, the “GT Defendants”) as additional defendants. The claims include tortious interference, aiding and abetting tortious interference, conspiracy, fraud and other related claims. The GT Defendants and the other defendants have moved to dismiss Atlas’ Third Amended Complaint. Recently, the Miami-Dade County Circuit Court denied the motions to dismiss filed by the defendants other than the GT Defendants and ordered these defendants to answer the Third Amended Complaint. Such defendants answered and asserted defenses accordingly. The Company is awaiting the GT Defendants’ answer. Recently, the defendants other than the GT Defendants filed a motion for judgment on the pleadings with respect to the Third Amended Complaint. That motion will be set for hearing in due course.

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

Trademark Matters

     To complement its existing Benelux trademark registration and obtain broader geographic protection, Atlas, in late 2003, filed an application to register its name and logo with the European Union (the “EU”). The application was opposed in early 2005 by Atlas Transport GmbH (“Atlas Transport”), a German-based surface transportation company that had an EU trademark registration dating back to 1997. In addition to filing an objection to the Company’s application, Atlas Transport advised the Company that it might seek a preliminary injunction against the Company’s continued use of the Atlas name in the EU, but it has yet to do so. The Company has filed a protective letter with the German courts, asserting its prior and continuing use of the Atlas name on flights to and from Germany. No injunction has been sought, but Atlas Transport continues to pursue its objection to the Company’s trademark application. On August 22, 2005, Atlas Transport filed a written statement asserting confusion between the “Atlas” mark and its own EU trademark registration. The Company’s position is that if confusion in fact existed, the Atlas Transport registration should be cancelled because the Company had prior rights to the “Atlas” mark under the business designation laws of various EU Member States and its own Benelux registration.

     In December 2005, Atlas filed a motion with the EU Trademark Division seeking cancellation of the Atlas Transport trademark registration on the ground that Atlas had prior rights. Atlas also sought a stay of proceedings involving the Atlas trademark application pending a ruling on the motion to cancel the Atlas Transport registration. The EU Trademark Division recently granted Atlas’ motion for a stay.

Bankruptcy Proofs of Claim

     In addition to the proofs of claim filed by the IRS as described in Note 3, incident to administering the Company’s bankruptcy estates, the Company is currently reconciling the proofs of claim filed in the bankruptcy. As part of this reconciliation process, the Company has objected to a multitude of claims, which may result in litigation between the Company and the various claimants that will be resolved by the Bankruptcy Court. Except for the IRS claims described below, the Company does not believe that any one of these claims, if resolved against the Company, will have a material adverse effect on the Company’s business.

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

14. Stock-Based Compensation Plans

Successor

2004 Long Term Incentive and Share Award Plan

     The 2004 Long Term Incentive and Share Award Plan (the, “2004 LTIP”) provides for awards of up to 2.3 million shares of Common Stock to employees in various forms. These include non-qualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. The portion of the 2004 LTIP applicable to employees is administered by the Compensation Committee of the Board of the Company, which also establishes the terms of the awards. Non-qualified stock options and restricted shares have been the only form of awards granted by the Compensation Committee to date. A total of 915,548 shares of Common Stock remained available for future award grants as of December 31, 2005.

     Restricted shares granted under the 2004 LTIP vest over a three and four year period. A total of 658,600 restricted shares have been granted under the 2004 LTIP. In 2005, 48,000 restricted shares were granted at a weighted average price of $26.90, and in 2004, 610,600 restricted shares were granted at a weighted average price of $17.57. The shares were valued at their fair market value of $12.0 million on the date of issuance. This amount has been recorded in equity as “Deferred Compensation” and will be amortized to expense over three and four year vesting periods, on a straight line basis. For the year ended December 31, 2005 and 2004, the Company recognized compensation expense of $3.9 million and $1.5 million, respectively, for the vested portion of restricted shares issued.

     Non-qualified stock options granted under the 2004 LTIP vest over a three and/or four year period and expire ten years from the date of grant. Options to acquire a total of 998,700 shares of Common Stock have been granted to management under the plan. Non-qualified stock options may be granted at any price but, in general, are not granted with an exercise price less than the fair market value of the stock on the date of grant.

     Included within the 2004 LTIP is a separate sub-plan (the “2004 Employee Stock Option Plan” or the “2004 Employee Plan”) which provides for awards of up to 495,000 shares of Common Stock to employees in the form of non-qualified options or incentive stock options. The portion of the 2004 Employee Plan applicable to employees is administered by the Compensation Committee of the Board of the Company, which also establishes the terms of the awards. As of December 31, 2005, non-qualified stock options have been the only form of award granted by the Compensation Committee since the adoption of the 2004 Employee Plan.

     Non-qualified stock options granted under the 2004 Employee Plan vest over a three year period and expire ten years from the date of grant. Options to acquire a total of 299,979 shares of Common Stock have been granted to employees under the plan. A total of 195,021 shares of Common Stock remained available for future award grants as of December 31, 2005. Non-qualified stock options may be granted at any price but, in general, are not granted with an exercise price less than the fair market value of the stock on the date of grant.

     The table below summarizes the activity with respect to non-qualified stock options granted under the 2004 LTIP and 2004 Employee Plan for following periods.

			For the Period
	For the Year Ended		July 28, 2004 through
	December 31, 2005		December 31, 2004

		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	790,798	$16.98	—	$—
Granted	472,000	27.26	826,663	16.97
Exercised	(118,991)	17.05	—	—
Forfeited	(41,685)	19.22	(35,865)	16.75

Outstanding at period end	1,102,122	$21.29	790,798	$16.98

     The following table provides additional information for options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$16.70	388,369	8.6 years	$16.70	94,743	$16.70
$17.45	252,253	5.7 years	17.45	57,982	17.45
$24.25	25,000	9.3 years	24.25	-	24.25
$26.75	40,000	9.3 years	26.75	-	26.75
$27.50	396,500	9.2 years	27.50	-	27.50

	1,102,122		$21.29	152,725	$21.29

Predecessor

1995 Long Term Incentive and Share Award Plan

     Pursuant to the Plan of Reorganization, shares of the Company’s Old Common Stock, all rights under existing options, restricted stock, warrants and rights of conversion granted under the 1995 Long Term Incentive and Share Award Plan (the “1995 Plan”) were deemed cancelled on July 27, 2004.

     For the year ended December 31, 2003, the Company recognized compensation expense of $0.4 million for the vested portion of restricted share units issued. Compensation related to these awards was recognized ratably over the vesting period.

     The table below summarizes the activity with respect to non-qualified stock options granted under the 1995 Plan for the years ended December 31.

	2004		2003
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at
beginning of year	2,771,637	$17.29	4,440,064	$19.47
Granted			21,750	1.57
Exercised	—	—	—	—
Forfeited	(2,771,637)	17.29	(1,690,177)	22.70

Outstanding at year end	—	$—	2,771,637	$17.29

     The options available for exercise were 1,681,909 at December 31, 2003.

Employee Stock Purchase Plan

     The Company had an approved Employee Stock Purchase Plan (the “Stock Purchase Plan”) for eligible employees of the Company. Employees eligible to participate in the Stock Purchase Plan were those who had completed at least 90 days of employment with the Company, but excluding employees whose customary employment was not more than five months in any calendar year or 20 hours or less per week. The Compensation Committee of the prior Board of the Company determined the terms and conditions under which shares were offered and corresponding options granted under the Stock Purchase Plan. The price per share at which the Old Common Stock was purchased pursuant to the Stock Purchase Plan was the lesser of 85% of the fair market value of the Old Common Stock on the first or last day of the applicable Purchase Period (as defined in the Stock Purchase Plan). In March 2003, the Company’s prior Board suspended the Stock Purchase Plan. During the plan year ended December 31, 2003, 182,007 shares were issued out of treasury stock at a weighted average cost of $1.91. The Stock Purchase Plan was terminated on the Effective Date of the Plan of Reorganization.

15. Treasury Stock

     During the year ended December 31, 2005, the Company repurchased Common Stock from several members of the Company’s Board and management. The Company purchased 1,375 and 65,194 shares at a price of $29.25 and $34.00 per share, respectively, and held the shares as treasury shares. The proceeds were to be used to pay the individual tax liabilities related to restricted shares that had previously vested.

16. Profit Sharing and Retirement Plans

Profit Sharing Plans

     Those who have been employed by Atlas for at least twelve months as full-time employees are eligible to participate in a profit sharing plan, which was adopted in 1994 by Atlas (the “Profit Sharing Plan”). The Profit Sharing Plan provides for payments to eligible employees in semiannual distributions based on Atlas’ pretax profits. Beginning in 2002, the Profit Sharing Plan was revised to provide, among other things, that profit sharing would no longer have a guaranteed component, but will be based entirely upon the actual financial results of Atlas. As a result, no awards have been accrued in 2004 or 2003, given Atlas’ financial performance. During 2005, this Profit Sharing Plan was amended to include only Atlas flight crewmembers, including both our ALPA represented crewmembers and our crewmembers employed by AACS. At December 31, 2005, the Company has accrued $8.0 million based upon Atlas’ 2005 financial performance.

     During 2005, the Company adopted a new Incentive Compensation Plan for management employees. The plan provides for payments to eligible employees based upon Holdings’ consolidated pretax profits and individual performance goals. At December 31, 2005, the Company has accrued $7.6 million based upon Holdings’ 2005 financial performance and individual performance by eligible employees.

401(k) and 401(m) Plans

     Participants in the Atlas’ retirement plan (the “Atlas Plan”) may contribute up to 60% of their annual compensation to their 401(k) plan on a pre-tax basis, subject to aggregate limits under the Code. Additionally, participants can contribute up to 100% of their eligible compensation to the 401(m) plan on an after-tax basis. The Company provides on behalf of participants of the Atlas Plan, who make elective compensation deferrals, a matching contribution at the rate of 50% of employee contributions up to 10% of participant pretax compensation. Employee contributions in the Atlas Plan are vested at all times and the Company’s matching contributions are subject to a three-year cliff vesting provision. The Company recognized compensation expense associated with the Atlas Plan matching contributions totaling $3.9 million for the year ended December 31, 2005, $1.3 million for the period July 28 through December 31, 2004, $1.6 million for the period January 1, through July 27, 2004, and $2.9 million for the year ended December 31, 2003. Polar has two 401(k) plans, one for employees who are crewmembers and one for employees who are non-crewmembers (the “Polar Plans”). Participants in either Polar Plan may contribute up to 25% of their annual compensation for their 401(k) plan on a pre-tax basis, subject to aggregate limits under the Code. The Company provides on behalf of participants of the non-crewmember Polar Plan, who make elective compensation deferrals, a matching contribution at the rate of 50% of employee contributions up to 4% of participant pre-tax compensation. The Company provides on behalf of participants of the crewmember Polar Plan, who make elective compensation deferrals, a 100% matching contribution of up to 2% of participant pre-tax compensation. As a resolution to a labor strike by Polar crewmembers in September 2005, the crewmembers were given a matching contribution rate of 50% of employee contributions for up to 10% of participant pretax compensation, effective January 1, 2006. Employee contributions in the Polar Plans are vested at all times, and the Company’s matching contributions are subject to a five-year step vesting provision. The Company recognized compensation expense totaling $0.9 million for the year ended December 31, 2005, $0.3 million for the period July 28, through December 31, 2004, $0.6 million for the period January 1 through July 27, 2004, and $0.6 million for the year ended December 31, 2003, in connection with its matching contribution to the Polar Plans.

17. Income (Loss) Per Share and Number of Common Shares Outstanding

     Basic income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period. Diluted income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common securities consist of 1.7 million and 2.8 million stock options outstanding, for the period January 1 through July 27, 2004 and year ended December 31, 2003, respectively. The impact of these options would be anti-dilutive through July 27, 2004 due to either losses incurred during the period or out-of-the-money options and are not included in the diluted loss per share calculation.

     The calculations of basic and diluted income (loss) per share for the year ended December 31, 2005, for the period July 28 through December 31, 2004, for the period January 1, 2004 through July 27, 2004 and year ended December 31, 2003 are as follows:

	Successor		Predecessor
		For the Period	For the Period
	For the	July 28, 2004	January 1, 2004	For the
	Year Ended	Through	Through	Year Ended
	December 31,	December 31,	July 27,	December 31,
	2005 (1)	2004 (1)	2004	2003

Numerator:
Net income (loss)	$73,861	$22,710	$28,246	$(100,990)

Denominator for basic earnings per share	20,280	20,210	38,378	38,360
Effect of dilutive securities:
Stock options	247	82	— (a)	— (a)
Restricted stock	211	113	—	—

Denominator for diluted earnings per share	20,738	20,405	38,378	38,360

Basic income (loss) per share:
Net income (loss)	$3.64	$1.12	$0.74	$(2.63)

Diluted income (loss) per share:
Net income (loss)	$3.56	$1.11	$0.74	$(2.63)

(a) Antidilutive

(1) The calculation of basic shares includes the shares to be issued under the Plan of Reorganization as if such shares were issued on July 27, 2004 (see Note 3). The calculation of diluted shares is calculated per SFAS No. 128, Earnings per Share and reflects the potential dilution that could occur from stock options and restricted shares using the treasury stock method.

18. Subsequent Events

     On January 10, 2006, Atlas made an additional distribution of shares, consisting of 7,493 shares of Common Stock, to certain holders of allowed general unsecured claims against Holdings and certain of its subsidiaries.

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

      On March 23, 2006, our Board established the Nomination and Governance Committee, thereby replacing the standing Nominating Committee. In conjunction with these matters, the Audit and Governance Committee was renamed the Audit Committee, and all related corporate governance matters are now within the domain of the Nominating and Governance Committee.

19. Selected Quarterly Financial Information (unaudited)

     The following tables summarize the 2005 and 2004 quarterly results, the comparability of 2005 to 2004 being impacted by the Company’s emergence from bankruptcy on July 27, 2004:

	Successor

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Total Operating Revenues	$346,946	$395,185	$404,899	$470,867
Operating income	20,482	43,757	68,013	61,048
Net income	$675	$15,854	$29,863	$27,469
Income per share:
Basic	$0.03	$0.78	$1.47	$1.36

Diluted	$0.03	$0.77	$1.44	$1.32

	Predecessor			Successor

			For the Period	For the Period
			July 1, 2004	July 28, 2004
			Through	Through
	First	Second	July 27,	September 30,	Fourth
2004	Quarter	Quarter	2004	2004	Quarter
Total Operating Revenues	$297,454	$338,308	$99,605	$250,571	$428,723
Operating income (loss)	(21,862)	8,204	(9,041)	4,506	62,469
Net income (loss)	$(58,580)	$(51,428)	$138,254	$(4,352)	$27,062
Income (loss) per share:
Basic	$(1.53)	$(1.34)	$3.61	$(0.22)	$1.34

Diluted	$(1.53)	$(1.34)	$3.61	$(0.22)	$1.33

     (See Note 3 for information regarding reorganization items and pre-petition and post emergence costs included in the predecessor period).

     Included in the third and fourth quarters of 2005, are gains of $7.5 and $0.4 million, respectively, related to the insurance settlement on aircraft tail number N808MC (see Note 5).

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

     At the conclusion of the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Ernst & Young LLP (“E&Y”), noted in a letter to management and the Audit and Governance Committee of our Board (subsequently renamed the Audit Committee), a copy of which was presented to our Board, certain matters involving internal controls that they consider to be “material weaknesses” and “significant deficiencies” as defined above. However, E&Y was not engaged to perform an audit of our internal controls over financial reporting. Accordingly, the firm has not expressed an opinion on the effectiveness of our internal controls over financial reporting.

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

     Management has initiated substantial efforts and has made significant progress to remediate the identified weaknesses and deficiencies and to establish adequate disclosure controls and internal controls over financial reporting. In that regard, the steering committee established by management has been monitoring and driving the progress of the Sarbanes-Oxley 404 Project and its project teams. The committee meets on a regular basis to receive reports and provide feedback and instruction for further progress. Management also provides regular reports to the Audit Committee of the Board on the Sarbanes-Oxley 404 Project. Management has recently reported back to the Audit Committee that it has substantially completed the redesign, documentation and implementation of new and/or enhanced processes. We believe the redesigned processes contain the appropriate elements of internal control. As we begin to evaluate the operating effectiveness of internal controls in 2006, it is possible that management will identify additional deficiencies that meet the definition of a material weakness or significant deficiency.

Conclusions

     As described above, we have and are continuing to take various steps to remediate the items communicated by E&Y and identified by management as part of our Sarbanes-Oxley 404 Project. However, we must evaluate the operating effectiveness of the items referenced above before we can provide any assurance that there will be no material weaknesses when management is required to report on its assessment of its internal controls over financial reporting, which is expected to occur as of December 31, 2006 or whether there are material weaknesses as of the date hereof.

     Based on our management’s evaluation, for the reasons described above, our CEO and CFO have concluded that as of the end of the period covered by this Report, our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Board consists of nine members. With the exception of Mr. Erickson, our President and CEO, who has served as a director since March 5, 2003, all of the directors are non-employees. These non-employee directors assumed their positions on the Board upon our emergence from bankruptcy, except for Ronald L. Kerber, who has served as a director since December 21, 2004.

     Our By-laws provide that each director will continue in office until the next annual election and until his or her successor has been elected and qualified, or until his or her death, resignation or retirement.

     The following table sets forth the names, ages and positions of our directors and executive officers as of March 31, 2006. Additional biographical information concerning these individuals is provided in the text following the table. The directors’ committee assignments are also set forth below, with such committees further discussed under “Board Meetings and Committees.”

Name	Age	Position
Eugene I. Davis	51	Chairman of the Board of Directors (1) (2) (5)
Robert F. Agnew	55	Director (5)
Keith E. Butler	51	Director (3) (5)
Duncan H. Cocroft	62	Director (4)
Jeffrey H. Erickson	61	Director, President and Chief Executive Officer*
James S. Gilmore III	55	Director (5)
Ronald L. Kerber	62	Director (1) (2)
Herbert J. Lanese	60	Director (1)
Frederick McCorkle	61	Director (2) (6)
Michael L. Barna	45	Senior Vice President and Chief Financial Officer
John W. Dietrich	41	Senior Vice President, General Counsel, Secretary and Chief Human Resources
		Officer
Ronald A. Lane	56	Senior Vice President and Chief Marketing Officer
William C. Bradley	44	Vice President and Treasurer
James R. Cato	51	Vice President—Flight Operations and Labor Relations
Gordon L. Hutchinson	47	Vice President and Controller
Ahmad R. Zamany	47	Vice President—Technical Operations

(1)	Member, Audit Committee
(2)	Member, Compensation Committee
(3)	Chair, Compensation Committee
(4)	Chair, Audit Committee
(5)	Member, Nominating and Governance Committee
(6)	Chair, Nominating and Governance Committee
*	Mr. Erickson will retire later in 2006.

Directors of the Company

     Eugene I. Davis. Mr. Davis is Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and Chairman of the Board of a number of businesses operating in diverse sectors such as telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-

export, mining and transportation and logistics. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and CEO and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms, where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law. He is also a director of Metals USA, Inc., Metrocall, Elder-Beerman Stores, Inc., Eagle Geophysical Inc., and Tipperary Corporation.

     Robert F. Agnew. Since 1997, Mr. Agnew has been President and Chief Operating Officer of Morten Beyer & Agnew, an international aviation consulting firm experienced in the financial modeling and technical due diligence of airlines and aircraft funding. Mr. Agnew has over 30 years experience in aviation and marketing consulting and has been a leading provider of aircraft valuations to banks, airlines and other financial institutions worldwide. Previously, he served as Senior Vice President of Marketing and Sales at World Airways. Mr. Agnew began his commercial aviation career at Northwest Airlines, where he concentrated on government and contract sales, schedule planning and corporate operations research. Earlier, he served in the U.S. Air Force as an officer and instructor navigator with the Strategic Air Command. Mr. Agnew is a graduate of Roanoke College and holds a master’s in business administration from the University of North Dakota. In addition, Mr. Agnew serves on the board of The National Defense Transportation Association and chairs the Military Airlift Committee for the Commander of the USAF Air Mobility Command.

     Keith E. Butler. Mr. Butler joined Paine Webber in 1997 which later merged with UBS Warburg, a global securities and investment banking firm. He is currently a financial advisor and was an investment banker with UBS Warburg until 2003. Mr. Butler’s focus was on the transportation sector (air, shipping and rail), including the financing of freighter aircraft. Before Paine Webber merged with UBS, Mr. Butler was a Managing Director at Paine Webber, where he launched and built the first structured finance product group for transportation assets and at Alex Brown, where he initiated the transportation debt practice. Mr. Butler graduated from Harvard College and received a master’s degree in business administration from Harvard Business School.

     Duncan H. Cocroft. Mr. Cocroft is a private investor who retired from Cendant Corporation in February, 2004. He was Executive Vice President—Finance and Treasurer of Cendant and Executive Vice President and Chief Financial Officer of PHH Corporation, Cendant’s wholly owned finance subsidiary. Prior to joining Cendant in June 1999, Mr. Cocroft served as Senior Vice President—Chief Administrative Officer of Kos Pharmaceuticals, where he was responsible for finance, information systems and human resources and as Vice President—Finance and CFO of International Multifoods. Mr. Cocroft also served as a Vice President and Treasurer at Smithkline Beckman and PHH Group, and now serves as a director of SBA Communications Corporation. Mr. Cocroft is a graduate of the Wharton School of Business at the University of Pennsylvania.

     Jeffrey H. Erickson. Mr. Erickson has been President of AAWW and a member of the Board of Directors since March 2003. He has also served as Chief Executive Officer since January 2004. In 2002, Mr. Erickson joined Atlas as President and Chief Operating Officer. He was subsequently named President and CEO of AAWW, Atlas and Polar. From 1994 to 1997, Mr. Erickson was President and CEO of Trans World Airlines following its emergence from bankruptcy. From 1990 to 1994, Mr. Erickson was President and CEO at Reno Air. Mr. Erickson also previously served as President and Chief Operating Officer of Midway Airlines, following operations experience with Aloha Airlines and Continental Airlines and engineering experience at Pan American World Airways. Mr. Erickson received his bachelor’s degree in Aeronautical Engineering from Rensselaer Polytechnic Institute and a master’s degree in Transportation Planning and Engineering from Polytechnic University.

     James S. Gilmore III. Mr. Gilmore has been a partner in the law firm of Kelley Drye & Warren LLP since 2002 and was Governor of the Commonwealth of Virginia from 1998 to 2002. He is currently the Chair of his firm’s Homeland Security Practice Group and his practice also focuses on corporate, technology, information technology and international matters. In 2003, President George W. Bush appointed former Governor Gilmore to the Air Force Academy Board of Visitors and he was elected Chairman of the Air Force Board in the fall of 2003. He served as the Chairman of the Republican National Committee from 2001 to 2002. Mr. Gilmore also served as Chairman of the Congressional Advisory Panel to Assess Domestic Response Capabilities for Terrorism involving Weapons of Mass Destruction, a national panel established by Congress to assess federal, state and local government capabilities to respond to the consequences of a terrorist attack. Also known as the “Gilmore Commission,” this panel was influential in developing the Office of Homeland Security. Mr. Gilmore is a graduate of the University of Virginia and the University of Virginia School of Law. He is also a director of IDT Corporation, Barr Laboratories and Windmill International.

     Ronald L. Kerber. From 1991 until 2000, Mr. Kerber served as Executive Vice President, Chief Technology Officer and Member of the Executive Committee of Whirlpool Corporation. Mr. Kerber led Whirlpool’s product development and procurement programs and managed business lines with annual sales totaling more than $1.2 billion. Prior to joining Whirlpool, Mr. Kerber served as Vice President, Technology and Business Development at McDonnell Douglas Corporation and was also a member of the corporation’s Executive Committee, Deputy Undersecretary of Defense for Research and Advanced Technology at the U.S. Department of Defense and Professor of Electrical Engineering and Mechanical Engineering at Michigan State University. Since his retirement from Whirlpool in 2000, Mr. Kerber has devoted himself to a variety of entrepreneurial and pro bono activities. Currently, he is an independent consultant, a Visiting Professor at Darden Business School at the University of Virginia and a member of the Defense Science Board of the U.S. Department of Defense. Mr. Kerber received his Bachelor of Science degree from Purdue University and his Masters and Doctorate degrees in engineering science from the California Institute of Technology.

     Herbert J. Lanese. Mr. Lanese has been an independent businessman and private investor for the past five years. He is a former President of McDonnell Douglas Aircraft. As Executive Vice President, CFO of McDonnell Douglas Corporation, he was a recognized leader of the corporation’s financial recovery in the early 1990s. Mr. Lanese’s career includes experience in all facets of corporate management, particularly financial management, turnarounds, workouts, acquisitions and divestments across a broad range of industries. Prior to joining McDonnell Douglas, he served as Corporate Vice President of Tenneco, Inc., where he was responsible for strategic planning, capital structure, accounting and information systems. Earlier, he held positions as Vice President and CFO of Tenneco’s Newport News Shipbuilding business and Vice President of Finance of Tenneco Chemicals. He began his career in Engineering and Production Management at General Motors before becoming Director, U.S. Chemical Operations, at BF Goodrich Company. Mr. Lanese earned his undergraduate and master in business administration degrees from Bowling Green State University.

     Frederick McCorkle. General McCorkle retired from the United States Marine Corps in October 2001 after serving since 1967. He last served as Deputy Commandant for Aviation, Headquarters, Marine Corps, Washington, D.C. General McCorkle is currently a Senior Advisor and a member of the board of directors of GKN Aerospace Services. He is also a member of the board of directors of Lord Corporation and Rolls-Royce North America. In addition to his board memberships, General McCorkle serves as a Senior Strategic Advisor for Optical Air Data Systems and the Purdy Corporation. General McCorkle is a graduate of East Tennessee State University and holds a master’s degree in Administration from Pepperdine University.

Executive Officers of the Company

     Michael L. Barna. Mr. Barna was named Senior Vice President and CFO in April 2005. Prior to joining us, Mr. Barna served as Partner, Managing Director and member of the Executive Committee of Trafin Corporation, a finance company specializing in receivables financing and securitization, since August 2004. Prior to his tenure at Trafin Corporation, Mr. Barna was employed at GE Capital Corporation for fifteen years. From 2000 to December 2003, Mr. Barna served as Executive Vice President of GE Capital Aviation Services, where he led global strategic planning, operational re-engineering and e-commerce planning. From 1997 to 2000, he was Managing Director of GE Capital Markets Services, developing and managing the execution of global capital markets strategies for GE Capital businesses. From 1988 to 1996, Mr. Barna was employed by GE Capital Structured Finance Group, rising to the position of Vice President and Manager, where he executed leveraged transactions for industrial entities. Mr. Barna holds a Bachelor of Science degree in chemical engineering from the Pennsylvania State University and an MBA from Columbia University

     John W. Dietrich. Mr. Dietrich became a Senior Vice President in February 2004. In 2003, he was named Vice President and General Counsel and also assumed overall responsibility for our Human Resources and Corporate Communications functions. In 1999, Mr. Dietrich joined Atlas Air as Associate General Counsel. From 1992-1999, Mr. Dietrich was a litigation attorney at United Airlines, providing legal counsel to all levels of management, particularly on employment and commercial litigation issues. Mr. Dietrich attended Southern Illinois University and received his Juris Doctorate cum laude from John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

     Ronald A. Lane. Mr. Lane became Senior Vice President and Chief Marketing Officer in April 2003. He is responsible for all global sales and marketing efforts at Atlas and Polar. From 2000 to 2003, Mr. Lane served as Chief Marketing Officer of Polar. From 1973 to 2000, Mr. Lane was employed with Evergreen International Aviation and its subsidiaries, rising to the position of Vice Chairman. Mr. Lane received his bachelor’s degree in Business from Oregon State University.

     William C. Bradley. Mr. Bradley has been Vice President and Treasurer since July 2002. He is responsible for capital market and corporate finance activities and banking, cash management, insurance, hedging and investor-relations activities. From 1993 to 2002, Mr. Bradley served as Vice President and Assistant Treasurer and head of the Financial Planning and Business Analysis Department at Viacom Inc. Mr. Bradley received a bachelor’s degree in International Affairs from Lafayette College and a master’s degree in International Affairs, with a specialization in International Business, from Columbia University.

     James R. Cato. Mr. Cato has been Vice President of Flight Operations and Labor Relations for both Atlas and Polar since May 2004. Mr. Cato joined us in 1999 as a consultant, serving as Atlas’ chief spokesperson for the negotiations that led to its first collective bargaining agreement with the ALPA. Mr. Cato was named Vice President of Labor Relations for Atlas in November 2000 and in 2003, assumed the additional responsibilities of Vice President of Flight Operations for Atlas and Vice President of Labor Relations for Polar. In 1999, he joined us as a consultant, serving as Atlas’ chief spokesperson for the negotiations that led to its first collective bargaining agreement with the Air Line Pilots Association. In the early 1990s, he was Director of Human Resources and Staff Vice President for DOT Affairs at Continental Airlines. Mr. Cato received his bachelor’s degree and Juris Doctorate from the University of Kansas.

     Gordon L. Hutchinson. Mr. Hutchinson was named Vice President and Controller in May 2005. Mr. Hutchinson, a certified public accountant, served as Corporate Controller and a member of the Pension Plan and 401(k) Committees of National Railroad Passenger Corporation, a transportation and engineering construction company, from 2003 to 2005. From 2001 to 2003, he served as Chief Financial Officer and Corporate Secretary of MHI Communications, an advertising and marketing communications agency, where he was responsible for all financial operations. From 1999 to 2001, Mr. Hutchinson was Vice President of Finance for Teligent, Inc., a domestic and international wireless communication company, where he was responsible for all reporting and analysis of financial results. Mr. Hutchinson holds a bachelor of commerce degree from the University of British Columbia and studied executive management at the Richard Ivey School of Business at the University of Western Ontario.

     Ahmad Zamany. Mr. Zamany has been Vice President of Technical Operations since April 2004. He is responsible for the entire maintenance and engineering functions at Atlas and Polar, overseeing a group of more than 400 professionals involved in line and heavy maintenance, engineering, purchasing, materials and quality control and assurance. Previously, Mr. Zamany served as Polar’s Senior Director of Technical Operations. Prior to joining us in April 2004, Mr. Zamany served as Manager of Special Projects for VASP Brazilian Airlines in Sao Paulo, Brazil, Manager of Modifications and Recovery for Boeing Commercial Aircraft Group, Director of Maintenance and Engineering for Presidential Air and Manager of Technical Services Support for MGM Grand Air. He has also held positions as a Line Maintenance Crew Chief and Maintenance Controller. Mr. Zamany received his Bachelor of Science degree in Aeronautics from Parks College of St. Louis University, with a concentration in Aircraft Maintenance Engineering.

Board Meetings and Committees

     Our Board maintains three standing committees, the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Prior to March 23, 2006, the Board had maintained an Audit and Governance Committee, Compensation Committee and Nominating Committee. On March 23, 2006, the Board restructured certain of our committee structure by creating a Nominating and Governance Committee, thereby replacing the Nominating Committee, and renaming our audit committee the Audit Committee. The corporate governance functions previously performed by the Audit and Governance Committee have been assumed by the newly-formed Nominating and Governance Committee. References to our audit committee prior to March 23, 2006 shall be referred to as the “Audit and Governance Committee”, and references to our audit committee on and after March 23, 2006 shall be referred to as the “Audit Committee”. We will file our current Audit Committee charter with our 2006 proxy statement.

     The Board met ten times in person in 2005. They also met 14 times telephonically in 2005, including discussions of monthly financial results. Each Director attended at least 75% of the aggregate of (1) the total number of meetings of the Board (held during the period for which he has been a director) and (2) the total number of meetings of all committees of the Board on which the Director served (during the periods that he served). The Board also believes that it should be sufficiently represented at our annual meeting of stockholders. All of our Board members are expected to attend the 2006 annual meeting, and all of our Board members attended our 2005 annual meeting.

     In addition to Board and committee meetings, our non-management Directors met in executive sessions without management present in 2005. These meetings were chaired by Eugene I. Davis, Chairman of the Board, Duncan H. Cocroft, Chairman of the Audit Committee, or Keith E. Butler, Chairman of the Compensation Committee, as applicable.

     Audit Committee. The Audit Committee’s primary function, as set forth in its written charter, is to assist the Board in overseeing (1) the integrity of our financial reports and other financial information provided to the public, (2) our system of controls, (3) our legal, regulatory and ethical compliance and (4) the auditing process. The Audit Committee appoints and oversees our independent accountants. During 2005, the Audit and Governance Committee was also responsible for overseeing our Corporate Governance Principles and performing or overseeing an annual review of the CEO and the Board. Such responsibilities, as of March 23, 2006, have subsequently assumed by the newly-formed Nominating and Governance Committee. The Audit and Governance Committee met eight times in person and seven times by telephone in 2005 and as of December 31, 2005 and March 31, 2006, consists of Messrs. Cocroft, Davis, Kerber and Lanese. The Board has determined that Mr. Cocroft, Chair of the Audit Committee, is an independent “audit committee financial expert” within the meaning of the federal securities laws.

     Compensation Committee. The Compensation Committee conducts its duties pursuant to its written charter, which sets forth its responsibility for approving and monitoring executive compensation plans, policies and programs and advising management on succession planning and other significant compensation or executive recruiting matters. As part of its responsibilities, the Compensation Committee reviews and sets salaries and establishes incentive compensation awards for our executive officers. In addition, the Compensation Committee is responsible for all significant employee benefit plan actions. The Compensation Committee met six times in person and six times by telephone in 2005 and as of December 31, 2005 and March 31, 2006, consists of Messrs. Butler, Davis, Kerber and McCorkle.

     Nominating and Governance Committee. The Nominating and Governance Committee was formed on March 23, 2006 and replaced our Nominating Committee, and as of such date, consists of Messrs. Agnew, Butler, Davis, Gilmore and McCorkle. The principal functions of the Nominating and Governance Committee are to (i) identify and approve individuals qualified to serve as members of our Board, (ii) select director nominees for the next annual meeting of stockholders, (iii) review at least annually the independence of our Board members, (iv) oversee our Corporate Governance Principles and (v) perform or oversee an annual review of the CEO and the Board. Its predecessor Nominating Committee, which was established following the annual meeting of stockholders in 2005, did not meet in 2005. The newly-formed Nominating and Governance Committee is expected to meet in mid-2006 in advance of our 2006 Annual Meeting of Stockholders.

     The Nominating and Governance Committee will consider stockholder recommendations for candidates to serve on the Board. The name of any recommended candidate for director, together with pertinent biographical information, a document indicating the candidate’s willingness to serve if elected and evidence of the nominating stockholder’s ownership of Company Common Stock should be sent to the attention of the Secretary of the Company (see also “Director Nominations” below).

Director Nominations

     Stockholder Nominations. AAWW By-laws permit stockholders to nominate directors for consideration at an annual stockholders’ meeting. Stockholder nominations to the Board must be forwarded to the Chairman of the Board, c/o the Secretary, Atlas Air Worldwide Holdings, Inc., 2000 Westchester Avenue, Purchase, New York 10577. The stockholder proposals for the 2006 Annual Stockholders’ Meeting must be received at the aforementioned address as provided in AAWW’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed subsequent to the date of this Report. Any nominations received outside such period will be considered untimely. The written notice must satisfy certain requirements specified in the By-laws. A copy of the By-laws will be sent to any stockholder upon written request to the Secretary of AAWW.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires certain of our executive officers, as well as its directors and persons who own more than then percent (10%) of a registered class of AAWW’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on its review of the copies of such forms received by us or written representations from reporting persons, we believe that during the last fiscal year all executive officers and directors complied with their filing requirements under Section 16(a) for all reportable transactions during the year.

Code of Ethics

     We have adopted an Employee Compliance Manual that applies to all of our employees, along with a Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board (the “Code of Ethics”). The Code of Ethics was filed as Exhibit 14.1 to our Current Report on Form 8-K dated May 23, 2005 and is incorporated herein by reference as Exhibit 14.1 to this Report. Any person who wishes to obtain a copy of the Code of Ethics may do so by writing to Atlas Air Worldwide Holdings, Inc., Attn: Secretary, 2000 Purchase Street, Purchase, NY 10577.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned by (i) our CEO and (ii) each of our four other most highly compensated executive officers serving in such capacities as of December 31, 2005 (hereafter, with the CEO, referred to as the “Named Executive Officers”), for the three fiscal years ended December 31, 2005, 2004 and 2003, respectively.

Summary Compensation Table

		Annual Compensation				Long Term Compensation

						Awards		Payouts
Name and				Other Annual		Restricted	Securities	LTIP	All Other
Principal Positions at				Compensation		Stock	Underlying	Payouts	Compensation
December 31, 2005	Year	Salary	Bonus (1)	(2)		Awards(4)	Options(5)	(6)	(7)

Jeffrey H. Erickson	2005	$520,800	$524,400	$	—(3)	$—	52,000	$600,923	$20,000
President and Chief	2004	506,727	—		147,486	2,937,254	126,700	—	255,000
Executive Officer*	2003	454,886	—		147,047	—	—	—	235,000

Ronald A. Lane**	2005	$347,044	$350,720	$	—(3)	$—	—	$112,200	$9,679
	2004	331,809	—		—(3)	660,132	28,400	—	164,610
	2003	303,125	215,000		—(3)	—	—	—	231,000

John W. Dietrich***	2005	$289,000	$292,000	$	—(3)	$—	36,000	$112,200	$145,000
	2004	268,393	—		27,926	660,132	28,400	—	146,500
	2003	223,025	—		129,523	—	—	—	126,000

Michael L. Barna****	2005	$218,269	$300,000		$—	$535,000	40,000	$ —	$3,000
	2004	—	—		—	—	—	—	—
	2003	—	—		—	—	—	—	—

William C. Bradley*****	2005	$249,000	$173,250	$	—(3)	$—	17,000	$75,681	$174,750
	2004	236,433	—		—(3)	393,412	15,400	—	112,685
	2003	227,500	—		—(3)	—	—	—	92,250

*	Mr. Erickson has been President since March 2003 and CEO since January 2004. As previously reported, Mr. Erickson is expected to retire as President and CEO later in 2006.

**	In 2003, Mr. Lane was Chief Marketing Officer for Polar. In April 2003, he was named Senior Vice President and Chief Marketing Officer of Holdings.

***	In 2003, Mr. Dietrich became Vice President of Legal and General Counsel. In February 2004, he became Senior Vice President, General Counsel and Chief Human Resources Officer and was elected Secretary in September 2005.

****	Mr. Barna was elected Senior Vice President and CFO in April 2005, after having been a Partner, Managing Director and a member of the Executive Committee of Trafin Corporation from August 2004. Prior thereto, he was employed in an executive capacity by GE Capital Corporation for 15 years.

*****	Mr. Bradley has been Vice President and Treasurer since 2002.

(1)	All 2005 bonuses were paid in 2006.

(2)	Other Annual Compensation for 2004 for Mr. Erickson includes amounts relating to commuting and temporary housing ($117,771) and an automobile lease/allowance ($29,715). Other Annual Compensation for 2004 for Mr. Dietrich represents amounts attributable to an automobile lease/ allowance.

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

(3)	In accordance with the rules of the SEC, no amount representing perquisites or other personal benefits, securities or property is disclosed if the total amount is equal to or less than the lesser of $50,000 or 10% of the Named Executive Officer’s salary and bonus.

(4)	The value of the restricted stock shown in the table is based on the closing market price of the Common Stock as of the date of the award. As of December 31, 2005, total restricted stock awards and the related fair market values on such date were as follows: Mr. Erickson—152,858 shares ($6,878,610); Mr. Lane—34,881 shares ($1,569,645); Mr. Barna—20,000 shares ($900,000); Mr. Dietrich—35,027 shares ($1,576,215); and Mr. Bradley—18,304 shares ($823,680). The restricted stock awards for Messrs. Erickson, Lane, Dietrich and Bradley vest in three equal annual installments beginning on July 27, 2005. The restricted stock for Mr. Barna vests in four equal annual installments beginning on April 12, 2006. We do not expect to pay dividends on shares of our Common Stock for the foreseeable future. To the extent that dividends are declared and paid on the Common Stock, they would be paid on restricted stock at the same time and rate as paid to all stockholders.

(5)	The Options granted in 2005 for Messrs. Erickson, Dietrich and Bradley became exercisable in three equal annual installments beginning on January 23, 2006. Mr. Barna’s options become exercisable in four equal installments beginning on April 12, 2006. The Options granted in 2004 for Messrs. Erickson, Lane, Dietrich and Bradley became exercisable in three equal annual installments beginning on July 27, 2005.

(6)	For each of Messrs. Erickson, Lane, Dietrich and Bradley, the amount shown represents the value of shares in connection with the initial vesting of his shares of restricted stock on July 27, 2004.

(7)	All Other Compensation includes for 2005—(a) key employee contract modifications for: Mr. Erickson— $20,000 (paid in 2005), Mr. Dietrich—$138,000 (paid in 2005), and Mr. Bradley—$169,000 (paid in 2005), (b) employer matching contributions under our 401(k) plan for: Mr. Erickson—$0, Mr. Lane—$9,679, Mr. Dietrich—$7,000, Mr. Barna—$3,000, and Mr. Bradley—$5,750.

All Other Compensation includes for 2004—(a) key employee retention bonuses for: Mr. Erickson—$255,000, Mr. Lane—$156,610, Mr. Dietrich—$140,000, and Mr. Bradley—$108,395, and (b) employer matching contributions under our 401(k) plan for: Mr. Erickson—$0, Mr. Lane—$8,000, Mr. Dietrich—$6,500, and Mr. Bradley—$4,290.

All Other Compensation includes for 2003—(a) key employee retention bonuses for: Mr. Erickson—$235,000, Mr. Lane—$225,000, Mr. Dietrich—$120,000, and Mr. Bradley—$88,125, and (b) employer matching contributions under our 401(k) plan for: Mr. Erickson—$0, Mr. Lane—$6,000, Mr. Dietrich—$6,000, and Mr. Bradley—$4,125.

Option Grants, Exercises and Values

     The following table sets forth certain information relating to options granted to the Named Executive Officers during 2005, all of which options were granted pursuant to our 2004 LTIP.

	Option Grants in 2005

	Individual Grants

	Number of	Percent of
	Securities	Total Options
	Underlying	Granted to
	Options	Employees		Exercise Price	Expiration	Grant Date
Name	Granted (#)(a)	in 2005	(%)(b)	Per Share($)	Date	Value (c)

Jeffrey H. Erickson	52,000	11.0%		$27.50	3/22/15	$438,360
Ronald A. Lane	—	—		—	—	—
John W. Dietrich	36,000	7.6		27.50	3/22/15	303,480
Michael L. Barna	40,000	8.5		26.75	4/12/15	380,800
William C. Bradley	17,000	3.6		27.50	3/22/15	143,310

(a)	Options for Messrs. Erickson, Lane, Dietrich, and Bradley became exercisable in three equal annual installments beginning on January 23, 2006. Mr. Barna’s options are exercisable in four equal installments beginning on April 12, 2006.

(b)	The total number of option shares granted in fiscal 2005 by AAWW was 472,000 to 226 employees.

(c)	This estimated hypothetical value is based on a Black-Scholes option pricing model in accordance with SEC rules. We used the following assumptions in estimating this value: expected volatility—38.5%; weighted average risk- free rate of return—4.01%; expected dividend yield—0%; and time of exercise—three to four years. No adjustments were made for non-transferability or risk of forfeiture.

Aggregated Option Exercises in 2005 and Option Values at December 31, 2005

     The following table sets forth certain information relating to stock option exercises by the Named Executive Officers during 2005, and the number and value of stock options held by the Named Executive Officers as of December 31, 2005.

	Number of		Number of Securities	Value of Unexercised
	Shares	Value	Underlying Unexercised	In-The-Money Options at
	Acquired on	Realized	Options at December 31, 2005	December 31, 2005
Name	Exercise (#)	($) (1)	(Exercisable/Unexercisable) (#)	(Exercisable/Unexercisable) ($)(2)

Jeffrey H. Erickson	-	$-	42,333/136,467	$1,198,024/$3,297,586
Ronald A. Lane	-	-	9,466/18,934	267,888/535,832
John W. Dietrich	-	-	9,466/54,934	267,888/1,165,832
Michael L. Barna	-	-	0/40,000	0/1,132,000
William C. Bradley	5,133	126,015	0/27,267	0/588,056

(1)	Represents aggregate excess of market value of the shares exercised, as of the date of exercise, over the exercise price of the options.

(2)	Represents aggregate excess of market value of the shares under options as of December 31, 2005 over the exercise price of the options.

Stock-Based Incentive Plans

     In connection with the Plan of Reorganization and our emergence from bankruptcy in July 2004, we adopted the 2004 LTIP. The LTIP covers an aggregate of 2,772,559 shares of Common Stock, of which 2,277,256 shares are reserved for issuance to management employees and directors and 495,303 shares are reserved for issuance to non-management employees.

     2004 Long Term Incentive and Share Award Plan. Employees and directors of, and consultants to, Holdings and its subsidiaries and affiliates are eligible to participate in the 2004 LTIP. The 2004 LTIP provides for the granting of stock options, share appreciation rights (“SARs”), restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. The 2004 LTIP is administered by the Compensation Committee. All terms of any award granted under the 2004 LTIP are determined by the Compensation Committee, including the number of shares covered, the exercise price, the vesting schedule and the term of options, the restrictions placed on restricted shares and the performance requirements of performance shares and performance units, except that no option or SAR granted in tandem therewith may have a term exceeding ten years from the date of grant. Unless otherwise set forth in the relevant award agreement, awards under the 2004 LTIP are not transferable except by will or the laws of descent and distribution. In accordance with the Plan of Reorganization, 658,600 shares of restricted shares and options to purchase 998,700 shares of Common Stock were granted to members of management from July 27, 2004 to December 31, 2005. A portion of these shares and options vested in 2005.

     2004 Employee Stock Option Plan. Employees of AAWW and its subsidiaries and affiliates who are covered by a collective bargaining agreement that provides or allows for the granting of stock options are eligible to participate in the 2004 Employee Plan. The 2004 Employee Plan provides for the granting of stock options only. The 2004 Employee Plan is administered by the Compensation Committee. All terms of any award granted under the 2004 Employee Plan, including the number of shares covered, the exercise price, the vesting schedule and the term of options, are determined by the Compensation Committee, except that no option may have a term exceeding ten years from the date of grant. Unless otherwise set forth in the relevant award agreement, awards under the 2004 Employee Plan are not transferable except by will or the laws of descent and distribution. In connection with the Plan of Reorganization, options to purchase 299,979 shares of Common Stock were granted to certain pilot employees from July 27, 2004 to December 31, 2005. A portion of these options vested in 2005.

Compensation Committee Interlocks and Insider Participation

     No member of the Compensation Committee serves as a member of the board or compensation committee of any entity that has one or more of our executive officers serving as members of the Board or Compensation Committee. With respect to the composition of the Compensation Committee, the information required in response to this Item 11 is set forth in Item 10 of this Part III, and such information is hereby incorporated by reference. Such description contains all of the information required with respect thereto.

Employment and Other Agreements

     Jeffrey H. Erickson. Mr. Erickson’s employment agreement, which was amended and restated effective April 1, 2005, was initially entered into on September 1, 2002 and amended as of March 8, 2004 (the “Employment Agreement”), with an initial term of four years with automatic one-year renewals unless written notice was given by either party at least three months prior to such renewal. Under the terms of the March 2004 amendment to the Employment Agreement, Mr. Erickson was eligible to receive (i) an annual incentive bonus at a target of 50% of his base salary based on our financial and Mr. Erickson’s individual performance for each calendar year during his employment, (ii) an annual automobile allowance on a tax grossed-up basis for either a company automobile or a purchased automobile, in either case valued at up to $40,000, (iii) commuting benefits, (iv) options to purchase 37,500 shares of AAWW Common Stock at an exercise price of $2.85 per share, vesting ratably over the four year employment period, (v) other customary benefits available to Company management employees and (vi) in the event of termination of the agreement by Atlas for reasons other than Cause (as defined in the Employment Agreement) or by Mr. Erickson for Good Reason (as defined in Employment Agreement), his then-base salary for a period of 18 months. The agreement also contained customary non-competition provisions.

     Effective April 1, 2005, Mr. Erickson’s Employment Agreement was amended and restated to provide that (i) in lieu of a four-year term, the employment period would run until termination by either party upon notice as described above or in accordance with other terms of the agreement, (ii) Mr. Erickson’s base salary was increased to $524,400, in consideration for the elimination of the automobile allowance described above, (iii) Mr. Erickson would be eligible to participate in AAWW’s Annual Incentive Plan (the “Annual Incentive Plan”), an employee benefit plan to be developed by the Compensation Committee upon substantially the same terms and in lieu of the annual incentive bonus described above, (iv) the automobile allowance referred to in (ii) above was eliminated and in lieu of the tax gross-up related to such automobile allowance, Mr. Erickson will receive a one-time cash payment of $20,000 and (v) the commuting benefits described above were discontinued. Mr. Erickson’s stock options, which were granted in 2003, had previously been cancelled as a result of our emergence from Chapter 11 Bankruptcy Proceedings and the cancellation of our former class of Common Stock.

     Subsequently, Mr. Erickson’s Employment Agreement was terminated pursuant to a Retirement and General Release Agreement (the “Retirement Agreement”) dated January 29, 2006, subject to the survival of certain provisions of the Employment Agreement. Mr. Erickson’s retirement will become effective no later than six months from the date of the Retirement Agreement (the “Retirement Date”). Under the terms of the Retirement Agreement and in lieu of certain benefits Mr. Erickson would receive under the Employment Agreement, Mr. Erickson will have the right to receive retirement payments based on his base annual salary for a period of 18 months, commencing six months after the Retirement Date and a lump sum payment of $524,400 payable on the Retirement Date. Additionally, we will provide Mr. Erickson with his continued medical, dental and vision coverage during the 24 month period following the Retirement Date, provided that such benefits will not be continued if Mr. Erickson obtains comparable coverage in connection with subsequent employment. Mr. Erickson will be reimbursed for his attorney’s fees, up to a maximum of $30,000 incurred in connection with his retirement and negotiation of the Retirement Agreement, among other things. Mr. Erickson may also be eligible to receive a success fee with respect to future transactions which may be initiated during his tenure as CEO and which are consummated within one year of the Retirement Date; provided, however, that no more than two transactions may qualify for such payment, and those transactions shall be as agreed upon in advance between Mr. Erickson and the Board.

     On the Retirement Date, 58,733 restricted shares of Common Stock granted to Mr. Erickson which have not previously vested and are scheduled to vest on July 27, 2006 will be immediately vested. Mr. Erickson also will on such date be immediately vested in previously granted options to purchase 59,666 shares of common stock which have not previously vested, of which 42,333 options (at an exercise price of $16.70) would otherwise not vest until July 27, 2006 and the remaining 17,333 options (at an exercise price of $27.50) which would otherwise not vest until January 23, 2007. These options and all previously vested options may be exercised up to the later of 90 days after the Retirement Date and December 31, 2006. Additionally, on the date upon which it would otherwise be due, Mr. Erickson will also be entitled to payment under our 2005 Senior Executive Annual Incentive Plan based on the Board’s determination of satisfaction of goals, payable regardless of whether Mr. Erickson is still employed on such payment date. Also, Mr. Erickson will be entitled to receive a bonus for 2006 equal to 50% of his base salary, without regard to whether he remains employed through the payment date, which shall be the same date that bonuses for other executives are paid under the 2006 Senior Executive Annual Incentive Plan, but in any event not later than March 14, 2007.

     Ronald A. Lane. Mr. Lane’s employment agreement was entered into effective May 1, 2003. It was amended as of January 24, 2004 and April 20, 2004, respectively. His base salary as of the original agreement date was $300,000 and it provided that the salary would be reviewed from time to time, with a guarantee that the salary would be at least $350,000 as of May 1, 2005. The agreement had an initial term extending until May 1, 2008, with automatic one-year renewals unless written notice was given by either party at least three months prior to such renewal. Under the amended agreement, Mr. Lane is eligible to receive (i) an annual incentive bonus at a target of 50% of his base salary based on our financial and Mr. Lane’s individual performance for each calendar year during his employment, (ii) an automobile allowance of $700 per month, (iii) other customary benefits available to our management employees and (iv) in the event of termination of the agreement by Atlas for reasons other than Cause (as defined in the agreement) or by Mr. Lane for Good Reason (as defined in the agreement), a lump sum payment equal to 18 months of his then-base salary.

     John W. Dietrich. Mr. Dietrich’s employment agreement, which was amended effective April 1, 2005, had been entered into on March 19, 2003 and amended as of August 1, 2003 and January 29, 2004, respectively, with an initial term of three years with automatic one-year renewals unless written notice was given by us at least three months prior to such renewal or by Mr. Dietrich prior to such renewal. Mr. Dietrich, whose initial title was Vice President of Legal and Acting General Counsel of Atlas and AAWW, initially received an annual salary of $205,700. He was subsequently named (x) Vice President of Legal and General Counsel of AAWW, Atlas and Polar on March 19, 2003 with his base salary increasing to $240,000 at such time and (y) Senior Vice President, General Counsel and Chief Human Resources Officer of AAWW, Atlas and Polar on May 15, 2003 with his base salary increasing to $260,000 as of February 1, 2004 and $280,000 as of June 30, 2004. Under the agreement, Mr. Dietrich was eligible to receive (i) an annual incentive bonus at a target of 50% of his base salary based on our financial and Mr. Dietrich’s individual performance for each calendar year during his employment, (ii) an automobile allowance on a tax grossed-up basis for either a company automobile or a leased automobile, valued at an amount similar to that of other Company officers, (iii) other customary benefits available to our management employees and (iv) in the event of termination of the agreement by Atlas for reasons other than Cause (as defined in the agreement) or by Mr. Dietrich for Good Reason (as defined in the agreement), a lump sum payment equal to 18 months of his then-base salary.

     Effective April 1, 2005, Mr. Dietrich’s employment agreement was amended and restated to provide that (i) in lieu of a three-year term, the employment period would run from March 19, 2003 until termination by either party upon notice as described above or in accordance with other terms of the agreement, (ii) Mr. Dietrich’s base salary was increased to $292,000, in consideration for the elimination of the automobile allowance described above, (iii) Mr. Dietrich would be eligible to participate in the Annual Incentive Plan, upon substantially the same terms and in lieu of the annual incentive bonus described above, (iv) the automobile allowance referred to in (ii) above was eliminated and in lieu of the tax gross-up related to such automobile allowance, Mr. Dietrich will receive a one-time cash payment of $19,000, and (v) the lump sum payable in the event of termination of the agreement by Atlas for reasons other than Cause (as defined in the agreement) or by Mr. Dietrich for Good Reason (as defined in the agreement) was reduced to 12 months of his then-base salary and in consideration of such reduction, Mr. Dietrich will receive a one-time cash payment of $119,000.

     Michael L. Barna. Effective April 11, 2005, we entered into a term sheet with Mr. Barna governing the terms of his employment, which term sheet does not contain a fixed term of employment. His base salary is $300,000, subject to annual review, and he is entitled to receive (i) an annual incentive bonus at a target of 50% of his base salary based on our financial and Mr. Barna’s individual performance for each fiscal year during his employment, which we agreed not to pro rate for fiscal year 2005, (ii) other customary benefits available to our management employees and (iii) in the event of termination of Mr. Barna by Atlas for reasons other than Cause (as defined in the term sheet) or pursuant to a Change of Control (as defined in the agreement), a payment equal to 12 months of his then-base salary paid in accordance with our normal payroll schedule.

     William C. Bradley. Effective April 1, 2005, we entered into a letter agreement with Mr. Bradley, which terminated and replaced his previous employment agreement with Atlas entered into on July 8, 2002. The letter agreement does not specify a fixed term of employment. The letter agreement provides that Mr. Bradley is entitled to the benefits generally provided to Vice Presidents under our Benefit Program for Vice Presidents, which includes the right to receive severance payments in the event of Mr. Bradley's termination without Cause (as defined in that agreement) in an amount equal to nine months of his then-base salary, payable on our regular payroll schedule, and participation in the Company's standard health benefit, 401(k) and vacation programs. In addition, under the letter agreement, Mr. Bradley's base salary was increased by $12,000 to $252,000, in consideration of the elimination of his automobile allowance, and he is entitled to receive (i) a one-time cash payment of $19,000 in consideration of the elimination of the tax gross-up provided to him in connection with his automobile allowance, (ii) a one-time cash payment of $150,000 in consideration of the reduction in his severance eligibility from eighteen months to 9 months and (iii) a severance payment payable in the event he chooses to terminate his employment for Good Reason (as defined in the letter agreement) in an amount equal to 9 months of his then-base salary, payable on our regular payroll schedule.

Compensation of Outside Directors

     Each non-employee director of Holdings is paid $50,000 in cash compensation annually, which is payable quarterly in advance, and also receives the following additional cash compensation, as applicable:

Committee Membership
  Each member of the Audit Committee, $15,000 annually;

  Each member of the Compensation Committee, $5,000 annually; and

  No retainer is payable for membership on the Nominating and Governance Committee.

Chairman Position (which payments are in addition to compensation for director or committee membership, as applicable)

  Chairman of the Board, $75,000 annually; and

  Chairman of each of the Audit Committee and the Compensation Committee, $25,000 annually.
Meeting Fees
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of March 1, 2006, information regarding beneficial ownership of our Common Stock by:

  Each stockholder who is known by us to beneficially own 5% or greater of the Common Stock;

  Each of the members of our Board;

  Each of our Named Executive Officers; and

  All of our executive officers and members of our Board as a group.

     Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares of

Common Stock beneficially owned by that stockholder. The number of shares of Common Stock beneficially owned by each is determined under SEC rules. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of March 1, 2006, through the exercise of any stock option or other right. The number of shares of our Common Stock issued and outstanding as of March 1, 2006 was 19,884,991. As of such date, 16,144,209 shares of Common Stock have been distributed to holders of allowed general unsecured claims against us (except for Polar general unsecured claimholders who received a cash settlement) pursuant to the Plan of Reorganization governing our emergence from bankruptcy.

Beneficial Ownership Table

	Number of Shares	Percentage of
	Beneficially	Outstanding Shares
Name and Address of Beneficial Owner(a)	Owned (a)	Beneficially Owned

5% Stockholders
HMC Atlas Air, L.L.C. (b)	4,514,381	22.70%
555 Madison Avenue, 16th Floor
New York, NY 10022

JGD Management Corp. (c)	2,141,600	10.77%
c/o York Capital Management
767 Fifth Avenue, 17th Floor
New York, NY 10153

Executive Officers and Directors
Eugene I. Davis	20,000	*
Robert F. Agnew	17,511	*
Keith E. Butler	19,725	*
Duncan H. Cocroft	17,512	*
Jeffrey H. Erickson	212,424	*
James S. Gilmore	20,000	*
Ronald L. Kerber	15,000	*
Herbert J. Lanese	17,511	*
Frederick McCorkle	17,511	*
John W. Dietrich	56,493	*
Ronald A. Lane	44,347	*
Michael L. Barna	30,000	*
William C. Bradley	23,970	*
Directors and executive officers as a group (16 persons)	556,024

*      Represents less than 1% of the outstanding shares of Common Stock.

(a)    Includes shares subject to vested options exercisable as of March 1, 2006 or within 60 days thereafter as follows:

Jeffrey H. Erickson	59,566
John W. Dietrich	21,466
Ronald A. Lane	9,466
Michael L. Barna	10,000
William C. Bradley	5,666
(Executive Officers other than	4,666
Named Executive Officers)

(b)	This information is based on a Form 4 dated October 12, 2005 and filed with the SEC on October 26, 2005 and a Schedule 13D dated July 12, 2005 and filed with the SEC on July 25, 2005 for HMC Atlas Air, L.L.C., along with HMC Distressed Investment Offshore Manager, L.L.C., HMC Investors, L.L.C., Philip Falcone, Raymond J. Harbert, and Michael D. Luce. We have not made any independent determination as to the beneficial ownership of such stockholder and are not restricted in any determination we may make by reason of inclusion of such stockholder or its shares in this table.

(c)	This information is based on a Schedule 13G/A dated December 31, 2005 and filed with the SEC on February 14, 2006. The total number and percentage of outstanding shares owned provided above includes shares owned by York Capital Management, L.P., York Investment Limited, York Select, L.P., York Credit Opportunities Fund, L.P., York Select Unit Trust and York Global Value Partners, L.P., all of which share the same address as JGD Management Corp. We have not made any independent determination as to the beneficial ownership of such stockholder and are not restricted in any determination we may make by reason of inclusion of such stockholder or its shares in this table.

Equity Compensation Plan Information

     The following table sets forth certain information relating to the shares of Common Stock that may be issued under our stock-based incentive plans at December 31, 2005.

	A	B	C
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(excluding securities
Plan Category	Warrants and Rights	and Rights	reflected in column A)
Equity compensation plans
approved by stockholders (a)	1,102,122	$21.29	915,548
Equity compensation plans not
approved by stockholders	-	-	-

Total	1,102,122	$21.29	915,548

(a)      Includes shares issuable pursuant to the 2004 LTIP. The 2004 LTIP was approved by us pursuant to the authority granted under the Plan of Reorganization. Pursuant to the Plan of Reorganization, the 2004 LTIP is deemed to be approved by stockholders of AAWW.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A former director of AAWW, Stephen A. Greene, is a partner in a law firm, Cahill Gordon & Reindel LLP that acted as outside counsel to AAWW. We paid legal fees and expenses to this law firm of $1.2 million for the year ended December 31, 2005.

     A new Board was appointed on the Effective Date pursuant to the Plan of Reorganization. The new Board includes James S. Gilmore III, a non-employee director of ours who is a partner at the law firm of Kelley Drye & Warren LLP, outside counsel to us, and Robert F. Agnew, also a non-employee director of ours who is an executive officer of Morten Beyer & Agnew, a consulting firm with which we have transacted business. Neither Mr. Gilmore nor Mr. Agnew served on the Audit Committee during 2005. For amounts paid by us in 2005 to Kelley Drye & Warren LLP and to Morten Beyer & Agnew, reference is made in Note 9 to our Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

     Our independent public accounting firm for the calendar years ended December 31, 2005 and 2004 was Ernst & Young LLP (“E&Y”). Services provided to us by E&Y for each of the fiscal years are described below (dollars in thousands).

	2005	2004

Audit fees	$4,246	$5,244
Audit-Related fees	597	-
Tax fees	-	2
All other fees	-	-

Total	$4,843	$5,246

      Audit related fees in 2005 relate to E&Y’s initial review of our Sarbanes-Oxley 404 Project documentation and scope.

Pre-Approval Policies and Procedures

     The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services and other services. The Audit Committee may delegate pre-approval authority to its Chairman who must report any decisions to the Committee at the next scheduled meeting. The Audit Committee will meet with management and the independent auditor to review and approve the proposed overall plan and scope of the audit for the current year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1	.	Financial Statements:

			Report of Independent Registered Public Accounting Firm

			Consolidated Balance Sheets as of December 31, 2005 (Successor) and 2004

			Consolidated Statements of Income for the year ended December 31, 2005, for the periods July 28,
			2004 through December 31, 2004 (Successor), January 1, 2004 through July 27, 2004 and for the
			year ended December 31, 2003 (Predecessor)

			Consolidated Statements of Cash Flows for the year ended December 31, 2005, for the periods July
			27, 2004 through December 31, 2004 (Successor) and January 1, 2004 through July 28, 2004 and for
			the year ended December 31, 2003 (Predecessor)

			Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2005, for
			the periods July 28, 2004 through December 31, 2004 (Successor), January 1, 2004 through July 27,
			2004 and for the year ended December 31, 2003 (Predecessor)

			Notes to Consolidated Financial Statements

	2	.	Financial Statement Schedule:

			Schedule II—Valuation of Qualifying Accounts and Reserves

			All other schedules have been omitted because they are not applicable, not required or the
			information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

	3	.	Exhibits: (see accompanying Exhibit Index included after the signature page of this Report for a list of
			exhibits filed or furnished with or incorporated by reference in this Report).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2006.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)

By:	/s/ Jeffrey H. Erickson
Jeffrey H. Erickson
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on April 13, 2006 on behalf of the Registrant and in the capacities indicated.

	Signature	Capacity

/s/	Eugene I. Davis	Chairman of the Board

Eugene I. Davis

/s/	Jeffrey H. Erickson	President, Chief Executive Officer and Director
(Principal Executive Officer)
Jeffrey H. Erickson

/s/	Michael L. Barna	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Michael L. Barna

/s/	Gordon L. Hutchinson	Vice President and Controller
(Principal Accounting Officer)
Gordon L. Hutchinson

/s/	Robert F. Agnew	Director

Robert F. Agnew

/s/	Keith E. Butler	Director

Keith E. Butler

/s/	Duncan H. Cocroft	Director

Duncan H. Cocroft

/s/		Director

James S. Gilmore III

/s/	Ronald L. Kerber	Director

Ronald L. Kerber

/s/	Herbert J. Lanese	Director

Herbert J. Lanese

/s/	Frederick McCorkle	Director

Frederick McCorkle

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period

For the Year ended December 31, 2005
Allowances deducted in the balance sheet
from the assets to which they apply:
Allowance for doubtful accounts	$11,252	$(2,665)	$(165)	$(3,524	)(a)	$4,898
Allowance for obsolete inventory	—	—	—	—		—

Total	$11,252	$(2,665)	$(165)	$(3,524	)(a)	$4,898

For the Period July 28 through
December 31, 2004
Allowances deducted in the balance sheet
from the assets to which they apply:
Allowance for doubtful accounts	$11,226	$3,409	$16	$(3,399	)(a)	$11,252
Allowance for obsolete inventory	—	—	—	—		—

Total	$11,226	$3,409	$16	$(3,399	)(a)	$11,252

For the Period January 1 through
July 27, 2004
Allowances deducted in the balance sheet
from the assets to which they apply:
Allowance for doubtful accounts	$24,304	$(2,329)	$480	$(11,229	)(a)	$11,226
Allowance for obsolete inventory	1,357	1,802	—	(3,159)		—

Total	$25,661	$(527)	$480	$(14,388)		$11,226

For the Year ended December 31, 2003
Allowances deducted in the balance sheet
from the assets to which they apply:
Allowance for doubtful accounts	$40,794	$19,931	$662	$(37,083	)(a)	$24,304
Allowance for obsolete inventory	—	1,931	—	(574	)(b)	1,357

Total	$40,794	$21,862	$662	$(37,657)		$25,661

(a) Uncollectible accounts net of recoveries

(b) Write-offs

S-1

EXHIBIT INDEX

Exhibit Number		Description

2.1.1	(7)	Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. §§
		1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the Final Modified
		Second Amended Joint Plan of Reorganization of Atlas Air Worldwide
		Holdings, Inc. and Its Affiliated Debtors and Debtors-in-Possession.

2.2.1	(7)	Second Amended Disclosure Statement Under 11 U.S.C. 1125 In Support of
		the Debtors’ Second Amended Joint Chapter 11 Plan.

3.1.1	(6)	Certificate of Incorporation of the Company.

3.2.1	(16)	By-Laws of the Company as of July 28, 2004.

4.1.1	(1)	Form of 8.707% Atlas Air Pass Through Certificates, Series 2000-1A
		(included in Exhibit 4.21).

4.1.2	(1)	Form of 9.057% Atlas Air Pass Through Certificates, Series 2000-1B
		(included in Exhibit 4.22).

4.1.3	(1)	Form of 9.702% Atlas Air Pass Through Certificates, Series 2000-1C
		(included in Exhibit 4.23).

4.1.4	(4)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-1.

4.1.5	(4)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-2.

4.1.6	(4)	6.88% Atlas Air Pass Through Certificate 1999-1A-2, Certificate No. A-2-1.

4.1.7	(4)	7.63% Atlas Air Pass Through Certificate 1999-1B-1, Certificate No. B-1.

4.1.8	(4)	8.77% Atlas Air Pass Through Certificate 1999-1C-1, Certificate No. C-1.

4.1.9	(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas
		Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas
		Air Pass Through Trust 1998-1A-0.

4.1.10	(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas
		Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas
		Air Pass Through Trust 1998-1A-S.

4.1.11	(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas
		Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas
		Air Pass Through Trust 1998-1B-0.

4.1.12	(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas
		Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas
		Air Pass Through Trust 1998-1B-S.

4.1.13	(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas
		Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas
		Air Pass Through Trust 1998-1C-0.

4.1.14	(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas
		Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas
		Air Pass Through Trust 1998-1C-S.

4.1.15	(4)	Pass Through Trust Agreement, dated as of April 13, 1999, between
		Wilmington Trust Company, as Trustee, and Atlas Air, Inc.

4.1.16	(4)	Trust Supplement No. 1999-1A-1, dated April 13, 1999, between
		Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through
		Trust Agreement, dated as of April 1, 1999.

Exhibit Number		Description

4.1.17	(4)	Trust Supplement No. 1999-1A-2, dated April 13, 1999, between
		Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through
		Trust Agreement, dated as of April 1, 1999.

4.1.18	(4)	Trust Supplement No. 1999-1B, dated April 13, 1999, between Wilmington
		Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust
		Agreement, dated as of April 1, 1999.

4.1.19	(4)	Trust Supplement No. 1999-1C, dated April 13, 1999, between Wilmington
		Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust
		Agreement, dated as of April 1, 1999.

4.1.20	(1)	Pass Through Trust Agreement, dated as of January 28, 2000, between
		Wilmington Trust Company, as Trustee and Atlas Air, Inc.

4.1.21	(1)	Trust Supplement No. 2000-1A, dated January 28, 2000, between
		Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through
		Trust Agreement, dated as of January 28, 2000.

4.1.22	(1)	Trust Supplement No. 2000-1B, dated January 28, 2000, between
		Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through
		Trust Agreement, dated as of January 28, 2000.

4.1.23	(1)	Trust Supplement No. 2000-1C, dated January 28, 2000, between
		Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through
		Trust Agreement, dated as of January 28, 2000.

4.1.24	(3)	Note Purchase Agreement, dated as of February 9, 1998, among the
		Company, Wilmington Trust Company and First Security Bank, National
		Association (“Note Purchase Agreement 1998”).

4.1.25	(1)	Form of Leased Aircraft Participation Agreement (Participation Agreement
		among Atlas Air, Inc., Lessee, First Security Bank, National Association,
		Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan
		Participant) (Exhibit A-1 to Note Purchase Agreement 1998).

4.1.26	(1)	Form of Owned Aircraft Participation Agreement (Participation Agreement
		between Atlas Air, Inc., Owner, and Wilmington Trust Company, as
		Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note
		Purchase Agreement 1998).

4.1.27	(1)	Form of Lease (Lease Agreement between First Security Bank, National
		Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note
		Purchase Agreement 1998).

4.1.28	(4)	Note Purchase Agreement, dated as of April 13, 1999, among Atlas Air,
		Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company,
		as Subordination Agent, First Security Bank, National Association, as
		Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note
		Purchase Agreement 1999”).

4.1.29	(4)	Form of Leased Aircraft Participation Agreement (Participation Agreement
		among Atlas Air, Inc., Lessee, First Security Bank, National Association,
		Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan
		Participant) (Exhibit A-1 to Note Purchase Agreement 1999).

4.1.30	(4)	Form of Lease (Lease Agreement between First Security Bank, National
		Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note
		Purchase Agreement 1999).

4.1.31	(4)	Form of Owned Aircraft Participation Agreement (Participation Agreement
		between Atlas Air, Inc., Owner, and Wilmington Trust Company, as

Exhibit Number		Description

		Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note
		Purchase Agreement 1999).

4.1.32	(1)	Note Purchase Agreement, dated as of January 28, 2000, among Atlas Air,
		Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company,
		as Subordination Agent, First Security Bank, National Association, as
		Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note
		Purchase Agreement 2000”).

4.1.33	(1)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between
		First Security Bank, National Association, Owner Trustee, and Wilmington
		Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement
		2000).

4.1.34	(1)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase
		Agreement 2000).

4.1.35	(1)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between
		Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee)
		(Exhibit C-2 to Note Purchase Agreement 2000).

4.1.36	(4)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between
		First Security Bank, National Association, Owner Trustee, and Wilmington
		Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement
		2000).

4.1.37	(4)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase
		Agreement 2000).

4.1.38	(4)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between
		Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee)
		(Exhibit C-2 to Note Purchase Agreement 2000).

4.1.39	(17)	Leased Aircraft Restructure Agreement with regard to Aircraft N491MC,
		dated July 27, 2004, by and among Atlas Air, Inc., Wells Fargo Bank
		Northwest, National Association as Owner Trustee, Wilmington Trust
		Company as Mortgagee, Class A Trustee and Subordination Agent, and
		DAF Investments, Ltd. as Owner Participant, together with schedule of
		substantially identical documents omitted from filing pursuant to Rule 12b-
		31 promulgated under the Exchange Act.

4.1.40	(16)	1998 Class A Pass Through Trust Supplement, dated July 27, 2004, between
		the Company and Wilmington Trust Company as Class A Trustee.

4.1.41	(16)	Amendment to 1999 Class A-1 Pass Through Trust Supplement, dated July
		27, 2004, between Company and the Wilmington trust Company as Class A-
		1 Trustee.

4.1.42	(16)	Amendment to 2000 Class A Pass Through Trust Supplement between the
		Company and Wilmington Trust Company as Class A Trustee dated July 27,
		2004.

4.1.43	(17)	Trust Indenture and Mortgage Supplement No. 3, dated July 27, 2004, by
		and between Wells Fargo Bank Northwest, National Association (f/k/a First
		Security Bank, National Association), Owner Trustee, and Wilmington
		Trust Company, Mortgagee, pertaining to Aircraft N491MC, together with
		schedule of substantially identical documents omitted from filing pursuant to
		Rule 12b-31 promulgated under the Exchange Act.

10.1.1	(16)	Assignment and Assumption Agreement between the Company and the
		N491MC Owner Participant, dated July 27, 2004, pursuant to which the
		Company has exercised its option to purchase the entire owner participant
		interest with regard to Aircraft N491MC.

Exhibit Number		Description

10.1.2	(16)	Assignment and Assumption Agreement between the Company and the
		N493MC Owner Participant, dated July 27, 2004, pursuant to which the
		Company has exercised its option to purchase the entire owner participant
		interest with regard to Aircraft N493MC.

10.1.3	(16)	Assignment and Assumption Agreement between the Company and the
		N496MC Owner Participant, dated July 27, 2004, pursuant to which the
		Company has exercised its option to purchase the entire owner participant
		interest with regard to Aircraft N496MC.

10.1.4	(16)	Assignment and Assumption Agreement between the Company and the
		N409MC Owner Participant, dated July 27, 2004, pursuant to which the
		Company has exercised its option to purchase the entire owner participant
		interest with regard to Aircraft N409MC.

10.2.1	(5)	Agreement of Lease, dated November 9, 1999, between Texaco, Inc.,
		Landlord, and the Company, Tenant, 2000 Westchester Avenue, White
		Plains, New York 10650.

10.3.1	(17)	Loan and Security Agreement, dated as of November 30, 2004, by and
		among Atlas Air, Inc., Polar Air Cargo, Inc. as Borrowers, the Company and
		Airline Acquisition Corp I as Guarantors, Congress Financial Corp. as
		Agent, Wachovia Bank, National Association as Lead Arranger and certain
		Lenders.

10.3.2		Amendment No.1 to Loan and Security Agreement, dated May 31, 2005, by
		and among Atlas Air, Inc., Polar Air Cargo, Inc., as Borrowers, the
		Company and Airline Acquisition Corp I, as Guarantors, Wachovia Bank,
		National Association, as successor by merger to Congress Financial
		Corporation, National Association, as Agent and certain Lenders.

10.3.3		Amendment No.2 to Loan and Security Agreement, dated June 27, 2005, by
		and among Atlas Air, Inc., Polar Air Cargo, Inc., as Borrowers, the
		Company and Airline Acquisition Corp I, as Guarantors, Wachovia Bank,
		National Association, as successor by merger to Congress Financial
		Corporation, National Association, as Agent and certain Lenders.

10.3.4		Amendment No.3 to Loan and Security Agreement, dated October 31, 2005,
		by and among Atlas Air, Inc., Polar Air Cargo, Inc., as Borrowers, the
		Company and Airline Acquisition Corp I, as Guarantors, Wachovia Bank,
		National Association, as successor by merger to Congress Financial
		Corporation, National Association, as Agent and certain Lenders.

10.3.5		Amendment No.4 to Loan and Security Agreement, dated March 30, 2006,
		by and among Atlas Air, Inc., Polar Air Cargo, Inc., as Borrowers, the
		Company and Airline Acquisition Corp I, as Guarantors, Wachovia Bank,
		National Association, as successor by merger to Congress Financial
		Corporation, National Association, as Agent and certain Lenders.

10.4.1	(17)	Lease Agreement, dated July 29, 1998, between First Security Bank,
		National Association and Atlas Air, Inc. with respect to Aircraft N491MC,
		together with schedule of substantially identical documents omitted from
		filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.4.2	(17)	Amendment No. 1 to Lease Agreement dated as of July 27, 2004 between
		Wells Fargo Bank Northwest, National Association (f/k/a First Security
		Bank, National Association), as Lessor and Atlas Air, Inc., as Lessee with
		respect to Aircraft N491MC, together with schedule of substantially
		identical documents omitted from filing pursuant to Rule 12b-31
		promulgated under the Exchange Act.

Exhibit Number		Description

10.5.1	(17)	Fifth Amended and Restated Credit Agreement dated as of July 27, 2004
		among Atlas Air, Inc. as Borrower, certain Lenders and Deutsche Bank
		Trust Company Americas as Administrative Agent (“Aircraft Credit
		Facility”).

10.5.2	(17)	First Amendment to Fifth Amended and Restated Credit Agreement dated as
		of November 30, 2004 relating to the Aircraft Credit Facility.

10.5.3	(17)	Limited Waiver to Fifth Amended and Restated Credit Agreement dated
		July 27, 2005 relating to the Aircraft Credit Facility.

10.5.4		Consent and Second Amendment to the Fifth Amended and Restated Credit
		Agreement dated as of July 28, 2005 relating to the Aircraft Credit Facility.

10.5.5	(18)	Third Amendment to the Fifth Amended and Restated Credit Agreement
		dated as of November 17, 2005 relating to the Aircraft Credit Facility.

10.6.1	(17)	Amended and Restated Credit Agreement, dated as of July 27, 2004, among
		Atlas Freighter Leasing III, Inc., certain Lenders and Deutsche Bank Trust
		Company Americas as Administrative Agent (“AFL III Credit Facility”).

10.6.2	(16)	First Amendment and Consent to Amended and Restated Credit Agreement
		dated as of November 30, 2004 relating to the AFL III Credit Facility.

10.6.3	(17)	Amended and Restated Lease Agreement (N505MC), dated as of July 27,
		2004, relating to the AFL III Credit Facility, together with schedule of
		substantially identical documents omitted from filing pursuant to Rule 12b-
		31 promulgated under the Exchange Act.

10.6.4	(16)	Lease Supplement No. 1 to Amended and Restated Lease Agreement
		(N505MC), dated as of July 27, 2004, relating to the AFL III Credit Facility,
		together with schedule of substantially identical documents omitted from
		filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.6.5	(16)	Amendment No. 1 to Amended and Restated Lease Agreement (N505MC),
		dated as of November 30, 2004, relating to the AFL III Credit Facility,
		together with schedule of substantially identical documents omitted from
		filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.6.6	(16)	Amendment No. 2 to Amended and Restated Lease Agreement (N505MC),
		dated as of May 31, 2005, relating to the AFL III Credit Facility together with
		schedule of substantially identical documents omitted from filing pursuant to
		Rule 126-31 promulgated under the Exchange Act.

10.6.7	(17)	Consent and Second Amendment to Amended and Restated Credit
		Agreement dated as of May 31, 2005 relating to the AFL III Credit Facility.

10.6.8	(17)	Consent and Limited Waiver to Amended and Restated Credit Agreement
		dated as of July 27, 2005 relating to the AFL III Credit Facility.

10.6.9	(18)	Amendment No. 3 to the Amended and Restated Lease Agreement
		(N505MC) dated November 17, 2005 relating to the AFL III Credit Facility.

10.6.10	(18)	Consent and Third Amendment dated November 17, 2005 relating to the
		AFL III Credit Facility.

10.7.1	(17)	Lease, dated July 16, 2002, between Tuolomne River Aircraft Finance, Inc.
		as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N416MC,
		together with schedule of substantially identical documents omitted from
		filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.7.2	(17)	Amendment Agreement, dated August 1, 2003, between Tuolumne River
		Aircraft Finance, Inc., as Lessor and Atlas Air, Inc. as Lessee in respect of
		Lease dated July 16, 2002 with respect to Aircraft N416MC, together with

Exhibit Number		Description

		schedule of substantially identical documents omitted from filing pursuant to
		Rule 12b-31 promulgated under the Exchange Act.

10.8.1	(17)	Lease, dated October 24, 2001, between Polaris Aircraft Finance, Inc., as
		Lessor and Polar Air Cargo, Inc. as Lessee with respect to Aircraft N920FT.

10.8.2	(17)	Amendment Agreement, dated August 1, 2003, between Polaris Aircraft
		Finance, Inc., as Lessor and Polar Air Cargo, Inc. as Lessee in respect of
		Lease dated October 24, 2001 with respect to Aircraft N920FT.

10.9.1	(17)	Amendment Agreement, dated August 1, 2003, between General Electric
		Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in
		respect of Sublease, dated October 24, 2001, with respect to Aircraft
		N450PA, together with schedule of substantially identical documents
		omitted from filing pursuant to Rule 12b-31 promulgated under the
		Exchange Act.

10.9.2	(16)	Second Amendment Agreement, dated January 31, 2005, between General
		Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as
		Sublessee in respect of Sublease, dated October 24, 2001, with respect to
		Aircraft N450PA, together with schedule of substantially identical
		documents omitted from filing pursuant to Rule 12b-31 promulgated under
		the Exchange Act.

10.9.3	(17)	Sublease, dated October 24, 2001, between General Electric Capital
		Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee with
		respect to Aircraft N450PA, together with schedule of substantially identical
		documents omitted from filing pursuant to Rule 12b-31 promulgated under
		the Exchange Act.

10.10.1	(17)	Lease Agreement, dated July 24, 2002, between Charles River Aircraft
		Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee with respect to
		Aircraft N454PA.

10.10.2	(17)	Amendment Agreement, dated August 1, 2003, between Charles River
		Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in
		respect of Lease Agreement dated July 24, 2002 with respect to Aircraft
		N454PA.

10.10.3	(17)	Second Amendment Agreement, dated January 31, 2005, between Charles
		River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in
		respect of Lease Agreement, dated July 24, 2002, with respect to Aircraft
		N454PA.

10.11.1		[intentionally omitted]

10.12.1	(17)	Engine Maintenance Contract, dated April 30, 2004, between the Company
		and MTU Maintenance Hannover GmbH, with regard to CF6 80C2 Engines
		in the 1998 EETC Transaction together with schedule of substantially
		identical documents omitted from filing pursuant to Rule 12b-31
		promulgated under the Exchange Act.

10.13.1		[intentionally omitted]

10.14.1		[intentionally omitted]

10.15.1	(17)	Contract, dated October 1, 2004, between HQ AMC/A34TM and the
		Company.

10.16.1	(16)	Employment Agreement, dated as of April 1, 2005, between Atlas Air, Inc.
		and Jeffrey H. Erickson.

Exhibit Number		Description

10.17.1	(16)	Employment Agreement, dated as of February 1, 2004, between the
		Company and T., Wakelee Smith, as amended June 15, 2004

10.17.2	(13)	Amended and Restated Employment Agreement, dated as of July 22, 2005,
		between the Company and T., Wakelee Smith

10.17.3		Form of Resignation and General Release Agreement, dated October 20, 2005
		between the Company T. Wakelee Smith.

10.18.1	(16)	Employment Agreement, dated as of May 1, 2003, between Atlas Air, Inc.
		and Ronald A. Lane, as amended January 24, 2004 and as amended April 20,
		2004.
10.19.1	(16)	Employment Agreement, dated as of April 1, 2005, between Atlas Air, Inc.
		and John W. Dietrich.

10.20.1	(16)	Employment Agreement, dated as of November 1, 2000, between the
		Company and James R. Cato, as amended February 1, 2004.

10.21.1	(16)	Benefits Program for Executive Vice Presidents and Senior Vice Presidents,
		dated March 1, 2005.

10.22.1	(16)	Benefits Program for Vice Presidents, dated March 1, 2005.

10.23.1	(10)	Term Sheet for Michael L. Barna, effective as of April 11, 2005.

10.24.1	(11)	Term Sheet for Gordon L. Hutchinson, effective as of May 2, 2005.

10.25.1	(16)	Board of Directors Compensation.

10.26.1	(2)	Atlas Air, Inc. Profit Sharing Plan.

10.26.2	(17)	Amendments to Atlas Air, Inc. Profit Sharing Plan.

10.27.1	(8)	Atlas Air Worldwide Holdings, Inc. 2004 Long Term Incentive and Share
		Award Plan.

10.27.2	(8)	Form of Restricted Share Agreement – Directors Version - 2004 Long Term
		Incentive and Share Award Plan.

10.27.3	(8)	Form of Restricted Share Agreement – Management Version – 2004 Long
		Term Incentive and Share Award Plan.

10.27.4	(9)	Form of Stock Option Agreement – Employee Version – 2004 Long Term
		Incentive and Share Award Plan.

10.28.1	(16)	Atlas Air Worldwide Holdings, Inc. 2004 Employee Stock Option Plan.

10.29.1	(14)	Atlas Air Worldwide Holdings, Inc. 2005 Annual Incentive Plan for Senior
		Executives.

10.30	(15)	Form of Directors and Officers Indemnification Agreement

10.31	(15)	Amendment to Atlas Air Worldwide Holdings, Inc. 2004 Long Term
		Incentive and Share Award Plan.

14.1.1	(12)	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief
		Executive Officer, Senior Financial Officers and members of the Board of
		Directors.

21.1.1		Subsidiaries List.

24.1		Powers of Attorney.

31.1		Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by
		Chief Executive Officer.

31.2		Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by
		Chief Financial Officer.

32.1		Certification of periodic financial report pursuant to Section 906 of Sarbanes
		Oxley Act of 2002.