Form 10-Q
period 2006-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2006-05-15
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_____________

FORM 10-Q
_____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

0-25732
(Commission File Number)

Atlas Air Worldwide Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4146982
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2000 Westchester Avenue, Purchase, New York	10577
(Address of principal executive offices)	(Zip Code)

(914) 701-8000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
_____________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS: As of March 31, 2006, there were 19,897,952 shares of the registrant’s Common Stock outstanding.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2006 (unaudited)	1
	and December 31, 2005

	Condensed Consolidated Statements of Operations for the Three Months Ended	2
	March 31, 2006, and 2005 (unaudited)

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended	3
	March 31, 2006, and 2005 (unaudited)

	Notes to the Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	23

	Signatures	24

	Exhibit Index	25

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$309,162	$305,890
Restricted funds held in trust	167	1,077
Accounts receivable, net of allowance of $4,842
and $4,898, respectively	109,920	131,244
Prepaid maintenance	46,298	49,619
Deferred taxes	12,886	10,094
Prepaid expenses and other current assets	36,565	31,298
Total current assets	514,998	529,222
Other Assets
Property and equipment, net	570,305	573,870
Deposits and other assets	22,021	22,147
Lease contracts and intangible assets, net	54,912	55,571
Total Assets	$1,162,236	$1,180,810

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$31,330	$27,588
Accrued liabilities	164,284	178,741
Current portion of long-term debt and capital leases	55,567	53,380
Total current liabilities	251,181	259,709
Other Liabilities
Long-term debt and capital leases	515,520	529,742
Deferred tax liability	18,540	18,540
Other liabilities	19,797	14,914
Total other liabilities	553,857	563,196
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized;
no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized;
19,964,930 and 19,881,907 shares issued,
19,897,952 and 19,815,338 shares outstanding (net of
treasury stock) at March 31, 2006 and December 31, 2005,
respectively	200	199
Additional paid-in-capital	253,107	256,046
Common stock to be issued to creditors	13,294	13,389
Treasury stock, at cost; 66,978 and 66,569 shares, respectively	(2,275)	(2,257)
Deferred compensation	-	(6,043)
Retained earnings	92,872	96,571
Total stockholders’ equity	357,198	357,905
Total Liabilities and Stockholders’ Equity	$1,162,236	$1,180,810

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005

Operating Revenues	$332,150	$346,946

Operating Expenses
Aircraft fuel	101,176	79,607
Salaries, wages and benefits	60,071	56,352
Maintenance, materials and repairs	40,384	64,019
Aircraft rent	37,789	36,859
Ground handling and airport fees	15,885	18,158
Landing fees and other rent	16,316	18,387
Depreciation and amortization	13,526	13,004
Travel	13,249	14,799
Pre-petition and post-emergence costs and
related professional fees	98	1,641
Other	26,552	23,638
Total operating expenses	325,046	326,464

Operating income	7,104	20,482

Non-operating Expenses
Interest income	(3,615)	(818)
Interest expense	17,300	17,822
Other (income) expense, net	(430)	1,958
Total non-operating expenses	13,255	18,962

Income (loss) before income taxes	(6,151)	1,520
Income tax expense (benefit)	(2,452)	845
Net income (loss)	$(3,699)	$675

Income (loss) per share:

Basic	$(0.18)	$0.03

Diluted	$(0.18)	$0.03

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005

Cash Flows from Operating Activities:
Net income (loss)	$(3,699)	$675
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	13,526	13,004
Accretion of debt discount	3,429	3,682
Amortization of operating lease discount	461	459
Provision (release of allowance) for doubtful accounts	314	(2,247)
Amortization of debt issuance cost	84	79
Stock-based compensation expense	1,537	989
Other, net	564	-
Changes in certain operating assets and liabilities	10,797	28,734
Net cash provided by operating activities	27,013	45,375

Cash Flows from Investing Activities:
Capital expenditures	(10,325)	(7,679)
Decrease in restricted funds held in trust	910	3,562
Net cash used by investing activities	(9,415)	(4,117)

Cash Flows from Financing Activities:
Proceeds from loan	-	10,000
Proceeds from stock option exercises	1,472	-
Purchase of treasury stock	(18)	-
Payments on debt	(15,780)	(21,549)
Net cash used by financing activities	(14,326)	(11,549)

Net increase in cash and cash equivalents	3,272	29,709

Cash and cash equivalents at the beginning of period	305,890	133,917

Cash and cash equivalents at the end of period	$309,162	$163,626

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006

1. Basis of Presentation

     The accompanying interim Condensed Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly present the financial position of Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) and its consolidated subsidiaries as of March 31, 2006, the results of operations for the three month periods ended March 31, 2006 and March 31, 2005 and cash flows for the three month periods ended March 31, 2006 and March 31, 2005. The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2005 included in the Annual Report on Form 10-K of Holdings that was filed with the SEC on April 14, 2006 (“2005 10-K”).

     Holdings is the parent company of two principal operating subsidiaries, Atlas Air, Inc. (“Atlas”) and Polar Air Cargo, Inc. (“Polar”). Holdings, Atlas, Polar and Holdings’ other subsidiaries are referred to collectively as the “Company”. The Company provides air cargo and related services throughout the world, serving Asia, Australia, the Pacific Rim, Europe, South America and the United States through: (i) airport-to-airport scheduled air cargo service (“Scheduled Service”); (ii) contractual lease arrangements in which the Company provides the aircraft, crew, maintenance and insurance (“ACMI”), and (iii) seasonal, commercial, military and ad-hoc charter services (see Note 5). The Company operates only Boeing 747 freighter aircraft.

     The Company’s quarterly results have in the past been subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

     Except for per share data, all dollar amounts are in thousands unless otherwise noted.

2. Summary of Significant Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the Financial Statements and footnotes thereto. Actual results may differ from those estimates. Important estimates include asset lives, valuation allowances (including, but not limited to, those related to receivables, inventory and deferred taxes), income tax accounting, self-insurance employee benefit accruals, accounting for stock options and contingent liabilities.

Assets Held for Sale

     In August 2005, aircraft tail number N921FT and two related spare engines were listed for sale by the Company and were accounted for as assets held for sale, and depreciation ceased. The aggregate carrying value of the aircraft and spare engines at March 31, 2006 and December 31, 2005 was $5.7 million, which is included within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. On April 7, 2006, the aircraft was sold for approximately $8.4 million and the Company will record a gain on the sale of approximately $2.8 million, net of related selling expenses, in the second quarter of 2006.

Investments

     The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method.

     The March 31, 2006 and December 31, 2005 aggregate carrying value of the investment of $8.2 million and $8.2 million, respectively, is included within Deposits and other assets in the Condensed Consolidated Balance Sheets.

     These assets principally relate to the private company’s airline operating certificate and finite-lived intangible assets related to existing customer contracts and the Company’s proportionate share of the equity. Fair value of this investment was determined by an independent appraisal as of July 27, 2004 as part of fresh start accounting. The finite lived intangible asset is amortized on a straight-line basis over the three year estimated life of the contracts.

Concentration of Credit Risk and Significant Customers

     United States Military Airlift Mobility Command (“AMC”) charters accounted for 22.0% and 25.6% of the Company’s total revenues for the three month periods ended March 31, 2006 and 2005, respectively. No other customer accounted for 10% or more of the Company’s total operating revenues during these periods. Accounts receivable from the AMC were $10.6 million and $24.4 million at March 31, 2006 and December 31, 2005, respectively.

Debt Discount

     At March 31, 2006, and December 31, 2005, the Company had $103.4 million and $106.8 million, respectively, of unamortized discount related to fair market value adjustments recorded against debt upon application of fresh-start accounting.

Reclassifications

     Certain reclassifications have been made in the prior year’s condensed consolidated financial statement amounts and related note disclosures to conform to the current year’s presentation.

3. Stock-Based Compensation Plans

     At March 31, 2006, the Company has a 2004 Long Term Incentive and Share Award Plan (the “2004 LTIP”) which provides for awards of up to 2.3 million shares of AAWW’s common stock to employees in various forms. These include non-qualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Stock-option based employee compensation cost recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2005 related only to restricted stock grants, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified-prospective-transition method. Therefore, compensation expense recognized in the first quarter of 2005 includes expense for its restricted stock plans which were compensatory per APB 25. Compensation expense recognized in the first quarter of 2006 includes compensation expense for all newly granted and unvested stock options and restricted shares that are expected to vest subsequent to January 1, 2006, in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

     In November 2005, the Financial Accounting Standards Board staff issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R and reported in the Condensed Consolidated Statements of Cash Flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

     As a result of the adoption of SFAS No. 123R on January 1, 2006, the Company’s loss before income taxes and net loss for the three months ended March 31, 2006, are $0.7 million and $0.4 million higher, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the three months ended March 31, 2006 would have been $0.02 lower if the Company had not adopted SFAS No.123R, than reported basic and diluted loss per share of $(0.18) .

     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows.

     The fair value of all option grants is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the vesting period or requisite service period, if shorter. The following table illustrates the effect on net income if the fair-value-based method per SFAS No. 123 had been applied to all outstanding awards for the quarter ended March 31, 2005.

2005

Net income, as reported	$ 675
Add: Restricted stock expense, net of tax	597
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(793)

Pro forma net income	$ 479

Basic and diluted income per share:
As reported	$ 0.03

Pro forma	$ 0.02

Non-qualified Stock Options

     The portion of the 2004 LTIP applicable to employees is administered by the compensation committee (the “Compensation Committee”) of the board of directors of the Company (the “Board”), which also establishes the terms of the awards. Non-qualified stock options and restricted shares have been the only forms of awards under the 2004 LTIP granted by the Compensation Committee to date. A total of 725,926 shares of common stock remained available for future award grants (including restricted stock and stock options) to management and the Board as of March 31, 2006.

     Non-qualified stock options granted under the 2004 LTIP vest over a three or four year period, which generally is the requisite service period, and expire ten years from the date of grant. As of March 31, 2006, options to acquire a total of 1,013,100 shares of common stock have been granted to management under the 2004 LTIP. Non-qualified stock options may be granted at any price but, in general, are not granted with an exercise price less than the fair market value of the stock on the date of grant.

     Included within the 2004 LTIP is a separate sub-plan (“2004 Employee Plan”) which provides for awards of up to 495,303 shares of common stock to employees in the form of non-qualified options or incentive stock options. The portion of the 2004 Employee Plan applicable to employees is administered by the Compensation Committee of the Board of the Company, which also establishes the terms of the awards. As of March 31, 2006, non-qualified stock options have been the only form of award granted by the Compensation Committee since the adoption of the 2004 Employee Plan.

     Non-qualified stock options granted under the 2004 Employee Plan vest over a three year period, which generally is the requisite service period, and expire seven years from the date of grant. Options to acquire a total of 299,979 shares of common stock have been granted to employees under the 2004 Employee Plan. A total of 195,324 shares of common stock remained available for future award grants as of March 31, 2006.

     While the fair-value-based method prescribed by SFAS No. 123R is similar to the fair-value-based method disclosed under the provisions of SFAS No. 123 in most respects, there are some differences. SFAS No. 123R requires the Company to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. As a result, the Company records stock-based compensation expense only for those awards expected to vest. Previously, the Company accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS No. 123 for periods prior to January 1, 2006.

     The fair value of all option grants is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the vesting period or requisite service period, if shorter. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the average of the historical volatility of a peer group of several similar entities, due to the limited trading history of the Company’s stock. Historically, the average expected life is based on the vesting period of the option. Option grants on or after January 1, 2006 will have expected lives adjusted for the expected exercise behavior of option recipients. The risk-free interest rate is based on U.S. Treasury constant maturities (nominal) with a term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical termination behavior, as well as an analysis of actual option forfeitures. The assumptions used in the Black-Scholes-Merton option pricing model for the three months ended March 31, are as follows:

	2006	2005
Expected stock price volatility	26.1-38.5%	38.5%
Risk free interest rate	2.81-4.68%	4.01%
Expected life of options (years)	0.75-4.25	3.0-4.0
Expected annual dividend per share	None	None
Estimated annual forfeiture rate	5.0%	None

     A summary of option activity as of March 31, 2006 and changes during the quarter then ended is presented below:

			Weighted-Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2005	1,102,122	$21.29
Granted	15,000	48.00
Exercised	(70,196)	20.97
Forfeited	(26,085)	26.86
Outstanding at March 31, 2006	1,020,841	$21.57	6.9	$26,080

Exercisable at March 31, 2006	223,380	$22.31	6.2	$ 5,539

     The weighted average fair value of the options granted during the three months ended March 31, 2006 and 2005 was $16.28 and $8.42, respectively. The total intrinsic value for the options that vested during the three months ended March 31, 2006 was $2.6 million.

     The total intrinsic value of options exercised for the three months ended March 31, 2006 was $1.7 million and there was no excess cash tax benefit classified as a financing cash inflow for the period due to losses incurred.

     As of March 31, 2006, there was $3.7 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over a weighted-average period of 1.8 fiscal years.

Restricted Share Awards

     Restricted shares granted under the 2004 LTIP vest and are being expensed over a three or four year period, as applicable. As of March 31, 2006, a total of 664,600 restricted shares have been granted under the 2004 LTIP. All shares were valued at their fair market value on the date of issuance and the fair value for all shares granted is $12.3 million. This amount was originally recorded in equity as Deferred compensation and the unamortized amount of $6.0 million at December 31, 2005 was reclassified to Additional paid-in capital upon adoption of SFAS No. 123R. For the three months ended March 31, 2006 and 2005, the Company recognized compensation expense of $0.9 million and $1.0 million, respectively. The compensation expense recognized for restricted share awards subsequent to adoption of SFAS No. 123R is net of estimated forfeitures. The effect of estimated forfeitures to unvested awards previously expensed prior to January 1, 2006 was immaterial. Unrecognized compensation cost as of March 31, 2006 was $5.2 million and will be recognized over the remaining weighted average life of 1.3 years.

     A summary of the Company’s restricted shares as of March 31, 2006 and changes during the quarter then ended are presented below:

		Weighted-Average
	Number	Grant-Date Fair
Restricted Share Awards	of Shares	Value
Unvested at December 31, 2005	413,665	$ 18.74
Granted	6,000	48.00
Vested	(1,000)	(27.50)
Forfeited	(667)	(16.70)
Unvested at March 31, 2006	417,998	$ 19.14

     The weighted-average grant-date fair value of restricted shares granted during the quarters ended March 31, 2006, and March 31, 2005, was $48.00 and $28.53, respectively.

4. Related Party Transactions

     James S. Gilmore III, a non-employee director of the Company, is a partner at the law firm of Kelley Drye & Warren LLP, outside counsel to the Company. The Company paid legal fees to the firm of Kelley Drye & Warren LLP of $0.4 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, the Company had a payable balance to Kelley, Drye & Warren LLP of $0.1 million and $0.2 million, respectively, which is included in accrued liabilities on the Condensed Consolidated Balance Sheets. Mr. Gilmore has not served on the Audit Committee since joining the Board in July 2004.

     Atlas dry leases three owned aircraft to a company in which the Company owns a minority investment as of March 31, 2006. The investment is accounted for under the equity method. The leases have terms that mature at various dates through July 2007. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for the three aircraft was $11.2 million and $11.1 million for the three month periods ended March 31, 2006 and 2005, respectively.

5. Segment Reporting

     The Company has four reportable segments: Scheduled Service, ACMI, AMC Charter and Commercial Charter. All reportable segments are engaged in the business of transporting air cargo but have different operating and economic characteristics which are separately reviewed by the Company’s management. The Company evaluates performance and allocates resources to its segments based upon income (loss) before taxes, excluding pre-petition and post-emergence costs and related professional fees, unallocated corporate and other items (“Fully Allocated Contribution” or “FAC”). Management views FAC as the best measure to analyze profitability and contribution to net income or loss of the Company’s individual segments. Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. Under-utilized aircraft costs are allocated to segments based on Block Hours flown for Scheduled Service, AMC and Commercial Charter. ACMI is only allocated costs of operating aircraft based on the number of aircraft dedicated to ACMI customers.

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

     The AMC Charter segment provides full-planeload charter flights to the U.S. Military through the AMC. The AMC Charter business is similar to the Commercial Charter business in that the Company is responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel used during AMC flights is fixed by the military. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. The Company receives reimbursement from the AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed price; if the price of fuel paid by the Company is less than the fixed price, then the Company pays the difference to the AMC. The AMC buys capacity on a fixed basis annually and on an ad-hoc basis continuously. The Company competes for this business through a teaming arrangement devised for the allocation of AMC flying among competing carriers. At March 31, 2006, there were three groups of carriers (or teams) and several independent carriers that are not part of either team that compete for the business. The Company is a member of a team led by FedEx Corporation (“FedEx”) and pays a commission to the FedEx team based upon the revenues the Company receives under such contracts. The formation of additional competing teaming arrangements, an increase by other air carriers in their commitment of aircraft to the Civil Reserve Air Fleet Program, or the withdrawal of any of the current team members, could adversely affect the amount of AMC business awarded to the Company in the future.

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

     The following table sets forth revenues and FAC for the Company’s four reportable business segments reconciled to operating income and income (loss) before income taxes as required by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, for the three months ended March 31:

	2006	2005
Revenues:
Scheduled Service	$128,680	$121,144
ACMI	98,184	109,537
AMC Charter	73,126	88,916
Commercial Charter	20,484	15,537
All Other	11,676	11,812

Total operating revenues	$332,150	$346,946

FAC:
Scheduled Service	$(8,012)	$(6,928)
ACMI	3,480	(4,778)
AMC Charter	(1,646)	12,886
Commercial Charter	(3,093)	(839)

Total FAC	(9,271)	341

Add back (subtract):
Unallocated other	3,218	2,820
Pre-petition and post-emergence costs and
related professional fees	(98)	(1,641)
Interest income	(3,615)	(818)
Interest expense	17,300	17,822
Other, net	(430)	1,958

Operating income	7,104	20,482

(Add back) subtract:
Interest income	(3,615)	(818)
Interest expense	17,300	17,822
Other, net	(430)	1,958

Income (loss) before income taxes	$(6,151)	$1,520

6. Commitments and Contingencies

     On May 12, 2005, the Company entered into a slot conversion agreement with Israel Aircraft Industries Ltd. and PSF Conversions LLP pursuant to which the Company has the option to convert four Boeing 747-400 passenger aircraft to Boeing 747-400 special freighter (“747-400SF”) configuration during the period from late-2007 to mid-2009. The agreement also includes an option covering the modification of up to six additional Boeing 747-400 passenger aircraft to 747-400SF aircraft during the period from 2009 to 2011. The Company has not yet committed to acquire the related aircraft. At March 31, 2006 and December 31, 2005, the Company had a balance of $6.0 million and $2.5 million of capitalized option costs including capitalized interest of $0.2 million and $0.1 million, respectively, which are included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

Guarantees and Indemnifications

Financings and Guarantees

     Information with respect to indemnities and guarantees appears in Note 13 of the 2005 10-K and is incorporated herein by reference.

Restricted Deposits and Letters of Credit

     The Company had $0.9 million of restricted deposits either pledged under standby letters of credit related to collateral or for certain deposits required in the normal course for items, including, but not limited to, foreign exchange trades, airfield privileges and insurance at March 31, 2006 and December 31, 2005. These amounts are included in Deposits and other assets in the Condensed Consolidated Balance Sheets.

Legal Proceedings

     Except for the items below, information with respect to legal proceedings appears in Note 13 of the 2005 10-K and is incorporated herein by reference.

Department of Justice Investigation and Related Litigation

     The Department of Justice (the “DOJ”) has initiated an investigation into the pricing practices of a number of cargo carriers, including Polar (the “DOJ Investigation”). In connection with the DOJ Investigation, Polar was served with a search warrant at its Long Beach, California office on February 14, 2006, pursuant to which government agents obtained certain files and interviewed a number of office staff members. Polar also received a subpoena for records dated February 14, 2006 requesting discovery of additional relevant documents. The Company is fully cooperating with the DOJ in its investigation. Other than the subpoena, there has been no complaint or demand of the Company by the DOJ regarding the matters that are the subject of the DOJ Investigation.

     As a result of the DOJ Investigation, AAWW, Polar and a number of other cargo carriers have been named co-defendants in approximately 25 class action suits filed in multiple jurisdictions of the U.S. Federal District Court. The complaints universally allege, among other things, that the defendants, including AAWW and Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges. They seek treble damages and injunctive relief. The Company has notified its directors and officers’ insurance carrier of these lawsuits and has engaged outside counsel. Also, the Company has contacted counsel for the other named defendants with respect to conducting a joint defense in an effort to limit defense costs where possible.

     Additionally, Polar has also received notification from Swiss authorities that they have opened an investigation into the freight pricing practices of several carriers, including Polar, on routes between Switzerland and the United States. While there has been no specific complaint or demand by the Swiss authorities of Polar in respect of the matters that are the subject of the Swiss investigation, Polar anticipates that it may be called upon to provide information to the Swiss authorities at some future time.

Bankruptcy Proofs of Claim

     Since the Company’s emergence from bankruptcy in July of 2004, the Company has devoted significant effort to reconcile claims to determine the validity, extent, priority and amount of asserted claims against the debtors’ bankruptcy estates. To further this process, the Company has filed several objections to general unsecured claims and to cure claims, including the objection to the November 12, 2004 claims made by the Internal Revenue Service (the “IRS”), which is described below.

Total Claims

     As of March 31, 2006, the Company had reviewed over 3,050 scheduled and filed claims aggregating approximately $7.6 billion, with a maximum of $740.2 million of claims that could potentially be allowed. Approximately $662.7 million of claims have been allowed as of March 31, 2006, including $13.0 million of cure claims and $1.4 million of other secured and priority claims. Claims of $77.5 million remain unresolved, including $41.1 million of unresolved administrative, priority and general unsecured IRS claims discussed below; however, the amount of unresolved claims continues to be reduced by virtue of the ongoing claims reconciliation process.

Atlas General Unsecured Claims

     As of March 31, 2006, the Company has made pro rata distributions of 16,144,209 of the 17,202,666 shares of common stock allocated to holders of allowed general unsecured claims against Holdings, Atlas, Airline Acquisition Corp. I and Atlas Worldwide Aviation Logistics, Inc., based on the allowed claims through January 10, 2006. General unsecured claims of approximately $2.6 billion were filed against these entities. As of March 31, 2006, claims of $607.0 million have been allowed, claims of $39.7 million, including general unsecured IRS claims of $4.0 million, remain disputed and the balance of claims have been withdrawn or disallowed; however, the amount of unresolved claims continues to be reduced by virtue of the ongoing claims reconciliation process.

     As of March 31, 2006, there are 1,058,457 shares of common stock to be distributed to claim holders. The remaining shares of common stock will be distributed to general unsecured claim holders on a periodic basis.

Polar General Unsecured Claims

     The Company has paid cash equal to sixty cents on the dollar for allowed unsecured claims against Polar. General unsecured claims of approximately $408.4 million were filed against Polar. As of March 31, 2006, claims of $41.2 million have been allowed, claims of $0.1 million remain disputed and the balance of claims have been withdrawn or disallowed; however, the amount of unresolved claims continues to be reduced by virtue of the ongoing claims reconciliation process. The Company estimates the additional allowed general unsecured claims against Polar will ultimately be approximately $0.1 million.

Administrative Claims

IRS Claim

     As part of an ongoing audit and in conjunction with the claims process from the Company’s bankruptcy, the IRS has submitted amended proofs of claim with the bankruptcy court for alleged income tax, employee withholding tax, Federal Unemployment Tax Act (“FUTA”) and excise tax obligations, including penalties and interest. The IRS currently asserts claims against Atlas and Polar for employee withholding tax, FUTA tax and excise taxes of approximately $0.1 million as administrative claims, $37.0 million as priority unsecured claims and $4.0 million as general unsecured claims. On November 7, 2005, the Company filed its Second Supplement to First Objection to Claims of the IRS. The Company believes that the IRS’ claims are significantly overstated and intends to defend against them vigorously. The Company is currently engaged in discussions with the IRS in an attempt to settle these matters.

Other Contingencies

     The Company has certain other contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes that the ultimate disposition of these contingencies, with the exception of those noted above, is not expected to materially affect the Company’s financial condition, results of operations and liquidity.

7. Income (Loss) Per Share and Number of Common Shares Outstanding

     Basic income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period. Diluted income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common securities that would be added to basic shares to arrive at weighted-average diluted shares consist of 0.3 million stock options and 0.2 million shares of restricted stock for the quarter ended March 31, 2006. The impact of these options and restricted shares would be anti-dilutive in 2006 due to losses incurred and are not included in the diluted loss per share calculation.

     The calculation of basic and diluted income (loss) per share is as follows for the three months ended March 31:

	2006		2005
Numerator:
Net income (loss)	$(3,699)		$675

Denominator for basic earnings per share	20,517		20,212
Effect of dilutive securities:
Stock options	-	(a)	210
Restricted stock	-	(a)	218
Denominator for diluted earnings per share	20,517		20,640
Basic income (loss) per share	$(0.18)		$0.03
Diluted income (loss) per share	$(0.18)		$0.03

(a) Antidilutive

8. Taxes

     The Company’s effective tax rates of 39.9% and 40.3% for the first quarter of 2006 and 2005, respectively, differ from the statutory rate primarily due to the non-deductibility of certain items for tax purposes and the relationship of these items to the Company’s projected operating results for the year.

9. Subsequent Events

     On April 25, 2006, the Company filed a Form 8-K with the SEC announcing, among other things, that Polar expects to cease flying its remaining five Boeing 747-200 and one Boeing 747-100 aircraft by mid-2006 and is evaluating potential opportunities regarding the sale or lease of these aircraft. The anticipated reduction in the Polar fleet is consistent with the Company's strategy to phase out its older aircraft over time and is likely to result in the furlough of approximately 140 Polar crewmembers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our unaudited Financial Statements and notes thereto appearing in this report and our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 included in our 2005 10-K.

     In this report, references to “we,” “our” and “us” are references to AAWW and its subsidiaries, as applicable.

Background

Certain Terms - Glossary

     The following terms represent industry-related items and statistics specific to the airline and cargo industry sectors. They are used by management for statistical analysis purposes to better evaluate and measure operating levels, results, productivity and efficiency.

ATM	Available Ton Miles, which represent the maximum available tons (capacity) per actual miles flown. It is calculated by multiplying the available capacity (tonnage) of the aircraft against the miles flown by the aircraft.

Block Hours	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

RATM	Revenue per Available Ton Mile, which represents the average revenue received per available ton mile flown. It is calculated by dividing operating revenues by ATMs.

Revenue Per	Calculated by dividing operating revenues by Block Hours.
Block Hour

RTM	Revenue Ton Mile, which is calculated by multiplying actual revenue tons carried against miles flown.

Load Factor	The average amount of weight flown per the maximum available capacity. It is calculated by dividing RTMs by ATMs.

Yield	The average amount a customer pays to fly one ton of cargo one mile. It is calculated by dividing operating revenues by RTMs.

A/B Checks	Low level maintenance checks performed on aircraft at an interval of approximately 400 to 1,100 flight hours.

C Checks	High level or “heavy” airframe maintenance checks which are more intensive in scope than an A/B
Check and are generally performed on an 18 to 24 month interval.

D Checks	High level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed on an interval of 6 to 10 years or 25,000 to 28,000 flight hours, whichever comes first.

FAC	Income (loss) before taxes, excluding pre-petition and post-emergence costs and related professional fees, unallocated corporate and other items. We evaluate performance and allocate resources to our segments based upon this measure.

Business Strategy and Outlook

     Our principal business is aircraft operations outsourcing, with a focus on wide-body freighter operations. We pursue this through two primary lines of business: (i) outsourced freighter services provided primarily to major passenger and cargo airlines through ACMI as well as to the AMC for the AMC Charter business, and (ii) airport-to-airport Scheduled Service. We also provide Commercial Charter services.

     Our primary focus is to maintain a safe and efficient operation, sustain profitability and grow stockholder value. We are undertaking a number of strategic measures designed to achieve these objectives. These measures include the following:

  continuing our efforts to improve efficiency and reduce costs through operational excellence / continuous improvement initiatives;

  selectively disposing of assets, which may include aging aircraft, and replacing such aircraft in the future with newer, more efficient aircraft;

  pursuing growth opportunities, including forming strategic alliances with synergistic carriers and offering customers new services and fleet types; and

  optimizing our Scheduled Service network so that this business segment can sustain profitability, the realization of which is expected to be aided by an increased presence in China.

  continuing our efforts to maximize our financial flexibility, which may include refinancing certain indebtedness and issuing new debt and/or equity securities.

     While we still face a number of significant challenges, a number of which are beyond our control, we believe that implementing these and other strategic measures will enable us to become the world’s most efficient, capable and diversified operator of long-haul freighter aircraft.

     We announced late last year that, with the assistance of an external consulting firm, we had devised a cost savings and revenue enhancement program that, if successfully implemented, could benefit our operating performance by more than $100 million over the next several years. These efforts are focused on creating the highest quality and lowest cost aircraft operating platform and include measures, such as; (i) developing procurement capabilities to drive lower costs for purchased goods and services including crew travel and outsourced ground and maintenance services, (ii) developing improved processes for managing aircraft maintenance with the goal of reducing turn-times and cost, (iii) improving efficiency to drive lower per-block hour crew costs, and (iv) reducing overhead costs through process improvement. In addition, we expect approximately one-quarter to one-third of our potential operating performance improvement to be derived from revenue enhancements. Our focus will include developing a better Scheduled Service revenue and capacity management capability.

     Our objectives for 2006 include:
  transforming our operations into a more efficient and low cost operating platform;

  continuing our fleet renewal and asset optimization efforts; and

  leveraging additional frequencies in China to drive profitability in the Scheduled Service segment.

     Our fleet renewal efforts are currently focused on phasing out the older aircraft in our fleet. We have sold one Boeing 747-200 aircraft in April 2006 and we expect to cease flying five additional Boeing 747-200 aircraft by mid 2006 and are evaluating potential opportunities regarding the sale or lease of these aircraft. In addition, we will be retiring our only Boeing 747-100 by mid 2006 when it reaches the end of its service life, thereby reducing our total fleet by seven aircraft. Replacement aircraft are not expected to be incorporated into our fleet until after 2006. Although not necessarily indicative of the balance of fiscal 2006, Block Hours operated in the ACMI segment declined during the first three months of 2006 compared with the same period in 2005, primarily due to reduced Boeing 747-200 aircraft Block Hours.

     AMC flying is expected to continue to be a significant contributor to our 2006 business activity. Block Hours, however, are not expected to equal 2005 levels.

     We expect improvement in the performance of our Scheduled Service segment in 2006 associated with three additional weekly frequencies awarded to Polar for services between the United States and China (bringing the total frequencies to 12), despite continuing high fuel prices. Aviation fuel is a significant operating cost in our Scheduled Service business. During the first three months of 2006, the average price per gallon for non-AMC aviation fuel was 205 cents, an increase of 37.6% over the average price of 149 cents per gallon during the same period in 2005. We expect to recover only as much as 60% of the fuel price increase through a fuel surcharge.

     Also, effective March 2006, Atlas received approval from Federal Aviation Administration to operate its fleet of Boeing 747-400s under a revised maintenance program which we expect will help control future maintenance expense. We currently expect our maintenance expense for the remainder of 2006 to be somewhat lower than the comparable period of 2005.

Operating Statistics

     The table below sets forth selected operating data for the three months ended March 31:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Block Hours
Scheduled Service	8,561	9,083	(522)	(5.7%)
ACMI	16,774	20,487	(3,713)	(18.1%)
AMC Charter	4,510	6,231	(1,721)	(27.6%)
Commercial Charter	1,442	1,233	209	17.0%
All Other	161	264	(103)	(39.0%)

Total Block Hours	31,448	37,298	(5,850)	(15.7%)

Revenue Per Block Hour
ACMI	$5,853	$5,347	$506	9.5%
AMC Charter	16,214	14,270	1,944	13.6%
Commercial Charter	14,205	12,601	1,604	12.7%

Scheduled Service Traffic
RTM’s (000’s)	317,032	336,666	(19,634)	(5.8%)
ATM’s (000’s)	500,607	529,698	(29,091)	(5.5%)
Load Factor	63.33%	63.56%	(0.23)	(0.4%)
RATM	$0.257	$0.229	$0.028	12.2%
Yield	$0.406	$0.360	$0.046	12.8%

Fuel

Scheduled Service and Commercial Charter:
Average fuel cost per gallon	$2.05	$1.49	$0.56	37.6%
Fuel gallons consumed (000’s)	33,410	33,780	(370)	(1.1%)

AMC:
Average pegged fuel cost per gallon	$2.20	$1.40	$0.80	57.1%
Fuel gallons consumed (000’s)	14,919	20,917	(5,998)	(28.7%)

Fleet (average during the period)
Operating Aircraft count *	39.0	39.1	(0.1)	(0.3%)
Dry Leased **	3.0	3.1	(0.1)	(3.2%)
Out of service **	-	0.8	(0.8)	(100.0%)

     *      Includes tail number N921FT which did no commercial flying in the first quarter of 2006 and was sold in the second quarter of 2006.

     **    Note dry leased and out of service aircraft are not included in the operating fleet aircraft count average.

Results of Operations

Three Months Ended March 31, 2006 and 2005

     The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

Operating Revenues

The following table compares our operating revenues for the three months ended March 31:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Operating Revenues
Scheduled Service	$128,680	$121,144	$7,536	6.2%
ACMI	98,184	109,537	(11,353)	(10.4%)
AMC Charter	73,126	88,916	(15,790)	(17.8%)
Commercial Charter	20,484	15,537	4,947	31.8%
Other revenue	11,676	11,812	(136)	(1.2%)
Total operating revenues	$332,150	$346,946	$(14,796)	(4.3%)

     Scheduled Service revenue increased primarily due to higher Yields offset by a reduction in capacity and Block Hours. The increase in Yield is in part the result of the continuing optimization of the Scheduled Service network and the increase in flights from China to the United States in 2006. RTMs in the Scheduled Service segment were 317.0 million on a total capacity of 500.6 million ATMs in the first quarter of 2006, compared with RTMs of 336.7 million on a total capacity of 529.7 million ATMs in the first quarter of 2005. Block Hours were 8,561 in the first quarter of 2006, compared with 9,083 for the first quarter of 2005, a decrease of 522, or 5.7% . Load Factor was 63.3% with a Yield of $0.406 in the first quarter of 2006, compared with a Load Factor of 63.6% and a Yield of $0.360 in the first quarter of 2005. RATM in our Scheduled Service segment was $0.257 in the first quarter of 2006, compared with $0.229 in the first quarter of 2005, representing an increase of 12.2% .

     ACMI revenue decreased primarily due to lower Block Hours partially offset by an increase in Revenue per Block Hour. ACMI Block Hours were 16,774 for the first quarter of 2006, compared with 20,487 for the first quarter of 2005, a decrease of 3,713 Block Hours, or 18.1% . Revenue per Block Hour was $5,853 for the first quarter of 2006, compared with $5,347 for the first quarter of 2005, an increase of $506 per Block Hour, or 9.5% . The reduction in Block Hours is the result of the weakness in the Boeing 747-200 ACMI market. Total aircraft supporting ACMI, excluding dry leased aircraft, as of March 31, 2006, were four Boeing 747-200 aircraft and 10 Boeing 747-400 aircraft, compared with 10 Boeing 747-200 aircraft and nine Boeing 747-400 aircraft supporting ACMI at March 31, 2005.

     AMC Charter revenue decreased primarily due to lower volume of AMC Charter flights offset by an increase in our AMC Charter rates. AMC Charter Block Hours were 4,510 for the first quarter of 2006, compared with 6,231 for the first quarter of 2005, a decrease of 1,721 Block Hours, or 27.6% . Revenue per Block hour was $16,214 for the first quarter of 2006, compared with $14,270 for the first quarter of 2005, an increase of $1,944 per Block Hour, or 13.6%. The decrease in AMC Charter activity was the result of an overall reduction in U.S. Military’s heavy lift requirements and a reduction in our share of the AMC total requirements. The increase in rate was primarily a function of an increase in the pegged rate for AMC fuel, which increased from 140 cents per gallon for the first quarter of 2005 to 220 cents per gallon for the first quarter of 2006.

     Commercial Charter revenue increased primarily as a result of both a higher volume of Commercial Charter flights and higher revenue per Block Hour. Commercial Charter Block Hours were 1,442 for the first quarter of 2006, compared with 1,233 for the first quarter of 2005, an increase of 209, or 17.0% . Revenue per Block Hour was $14,205 for the first quarter of 2006, compared with $12,601 for the first quarter of 2005, an increase of $1,604 per Block Hour, or 12.7% . The increase in Commercial Charter revenue was primarily due to the increase in charter activity and an increase in rates reflecting higher fuel prices.

     Total Operating Revenue decreased 4.3% in the first quarter of 2006 compared with the first quarter of 2005, primarily as a result of a reduction in Block Hours partially offset by an increase in Revenue per Block Hour.

Operating Expenses

The following table compares our operating expenses for the three months ended March 31:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Operating Expenses
Aircraft fuel	$101,176	$79,607	$21,569	27.1%
Salaries, wages and benefits	60,071	56,352	3,719	6.6%
Maintenance, materials and repairs	40,384	64,019	(23,635)	(36.9%)
Aircraft rent	37,789	36,859	930	2.5%
Ground handling and airport fees	15,885	18,158	(2,273)	(12.5%)
Landing fees and other rent	16,316	18,387	(2,071)	(11.3%)
Depreciation and amortization	13,526	13,004	522	4.0%
Travel	13,249	14,799	(1,550)	(10.5%)
Pre-petition and post-emergence costs
and related professional fees	98	1,641	(1,543)	(94.0%)
Other	26,552	23,638	2,914	12.3%
Total operating expense	$325,046	$326,464	$(1,418)	(0.4%)

     Aircraft fuel expense increased as a result of the increase in fuel prices offset in part by a decrease in fuel consumption. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately 205 cents for the first quarter of 2006, compared with approximately 149 cents for the first quarter of 2005, an increase of 56 cents, or 37.6%, partially offset by a 0.4 million gallon, or 1.1%, decrease in fuel consumption to 33.4 million gallons for the first quarter of 2006 from 33.8 million gallons during the first quarter of 2005. The average pegged fuel price per gallon for the AMC business was approximately 220 cents for the first quarter of 2006, compared with approximately 140 cents for the first quarter of 2005, an increase of 80 cents, or 57.1%, partially offset by a 6.0 million gallon, or 28.7%, decrease in fuel consumption to 14.9 million gallons for the first quarter of 2006 from 20.9 million gallons during the first quarter of 2005. The decrease in our AMC fuel consumption corresponds to the decrease of 1,721 Block Hours. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.

     Salaries, wages and benefits increased primarily as a result of a $1.7 million or 5.1% increase in crew salary attributable to minimum hour guarantees and contractual pay increases and a $1.2 million or 5.4% increase in ground salaries. Included in the increase is the expensing of stock options for management, crew and other employees under SFAS No. 123R of $0.7 million for the first quarter of 2006.

     Maintenance materials and repair decreased primarily as a result of fewer C Checks and engine overhauls. There were two C Checks on Boeing 747-200 aircraft in the first quarter of 2006, as compared with three C Checks on Boeing 747-200 aircraft during the first quarter of 2005. There were two D Checks on Boeing 747-200 aircraft in the first quarter of 2006 compared with three D Checks on Boeing 747-400 aircraft during the first quarter of 2005. There were 10 engine overhauls in the first quarter of 2006 compared with 19 during the first quarter of 2005.

     Aircraft rent was essentially unchanged for the comparable periods.

     Ground handling and airport fees decreased primarily due to a reduction in Scheduled Service Block Hours and improvement in efficiency of ground handling services in the Scheduled Service business which is the primary user of such services.

     Landing fees and other rent decreased primarily due to a reduction in Scheduled Service and AMC Block Hours.

     Depreciation and amortization increased primarily due to an increase of $2.6 million in rotable expense, partially offset by a $2.1 million decrease in amortization of customer contracts as a result of the substantial reduction in the related intangibles due to the effects of tax accounting in 2005 (see Note 10 to the audited consolidated financial statements included in our 2005 10-K).

     Travel decreased primarily due to a reduction in crew travel related to the decrease in total Block Hours.

     Pre-petition and post-emergence costs and related professional fees decreased due the winding down of the claims reconciliation process related to the bankruptcy proceedings.

     Other operating expenses increased primarily due to an increase in legal fees of $1.4 million offset by a decrease in professional fees of $1.2 million associated with the redesign of internal controls. The first quarter of 2005 benefited by a $2.3 million reversal of an allowance for doubtful accounts.

     Total Operating Expense increased in the first quarter of 2006 compared with the first quarter of 2005, primarily as a result of increased fuel costs partially offset by a decrease in maintenance expense.

Non-operating Expenses

     The following table compares our non-operating expenses for the three months ended March 31:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Non-operating Expenses
Interest income	$ (3,615)	$ (818)	$ 2,797	341.9%
Interest expense	17,300	17,822	(522)	(2.9%)
Other (income) expense, net	(430)	1,958	(2,388)	(122.0%)

     Interest income increased primarily to an increase in our available cash balances, augmented by a general increase in interest rates.

     Interest expense decreased primarily as a result of repayment of debt, partially offset by an increase in short term rates on floating rate debt.

     Other, net improved primarily due to unrealized gains on the revaluation of foreign denominated receivables into U.S. dollars. The U.S. dollar had weakened against most foreign currencies during the period compared with the prior year when the U.S. dollar had strengthened against most foreign currencies.

     Income taxes. The effective tax rate for the first quarter of 2006 was 39.9% compared with an effective tax rate of 40.3% for the first quarter of 2005. Our rates for the first quarter 2006 and 2005 differ from the statutory rate primarily due to the non-deductibility of certain items for tax purposes and the relationship of these items to our projected operating results for the year.

Segments

     Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. Under-utilized aircraft costs are allocated to segments based on Block Hours flown for Scheduled Service, AMC and Commercial Charter. ACMI is only allocated costs of operating aircraft based on the number of aircraft dedicated to ACMI customers. The following table compares our FAC for segments (see Note 5 to our Financial Statements for the definition of FAC and the reconciliation to operating income (loss) and our reasons for using FAC) for the three months ended March 31:

			Increase /	Percent
	2006	2005	(Decrease)	Change
FAC:
Scheduled Service	$(8,012)	$(6,928)	$(1,084)	(15.6%)
ACMI	3,480	(4,778)	8,258	172.8%
AMC Charter	(1,646)	12,886	(14,532)	(112.8%)
Commercial Charter	(3,093)	(839)	(2,254)	(268.7%)
Total FAC	$(9,271)	$341	$(9,612)	(2,818.8%)

Scheduled Service Segment

     FAC relating to the Scheduled Service segment decreased despite the improvement in revenue driven by an increase in Yield. The reduction in FAC is driven primarily by higher fuel costs and the burden of excess, under-utilized Boeing 747-200 capacity.

ACMI Segment

     FAC relating to the ACMI segment increased as a result of the reduction of Block Hours of the less profitable Boeing 747-200 ACMI leases and an increase in Block Hours in the more profitable Boeing 747-400 ACMI leases.

AMC Charter Segment

     FAC relating to the AMC Charter segment decreased significantly. The most significant factor was the reduction in Block Hours and the increased fixed cost allocation related to the excess, under-utilized Boeing 747-200 capacity that we were burdened with in the first quarter of 2006.

Commercial Charter Segment

     FAC relating to the Commercial Charter segment decreased primarily due to higher fuel costs and the burden of excess, under-utilized Boeing 747-200 capacity

Liquidity and Capital Resources

     At March 31, 2006, we had cash and cash equivalents of $ 309.2 million, compared with $305.9 million at December 31, 2005, an increase of $3.3 million, or 1.0%. Cash on hand, cash generated from operations and cash available under our revolving credit facility, is expected to be more than sufficient to meet our debt and lease obligations and to finance expected capital expenditures of approximately $45.6 million for 2006.

     Operating Activities. Net cash provided by operating activities for the first quarter of 2006 was $27.0 million, compared with net cash provided by operating activities of $45.4 million for the first quarter of 2005. The decrease in cash provided by operating activities is primarily related to a decrease in operating results and a larger reduction in accrued liabilities in the first quarter of 2006 compared with 2005.

     Investing Activities. Net cash used by investing activities was $9.4 million for the first quarter of 2006 consisting primarily of capital expenditures of $10.3 million. Net cash used by investing activities was $4.1 million for the first quarter of 2005, which reflects capital expenditures of $7.7 million offset by a decrease in restricted funds held in trust of $3.6 million.

     Financing Activities. Net cash used by financing activities was $14.3 million for the first quarter of 2006, which consisted primarily of $15.8 million of payments on long-term debt and capital lease obligations offset by $1.5 million in proceeds from the exercise of stock options. Net cash used by financing activities was $11.5 million for the first quarter of 2005, which consisted primarily of $21.5 million of payments on long-term debt and capital lease obligations, offset by $10.0 million in loan proceeds from our revolving credit facility that were subsequently repaid.

Debt Agreements

     See Note 7 to the audited consolidated financial statements included in the 2005 10-K for a description of the Company’s debt obligations and amendments thereto during the bankruptcy proceedings.

     At March 31, 2006, we had no borrowings outstanding under our revolving credit facility, $19.1 million was available for borrowing thereunder, and letters of credit totaling $0.4 million had been issued. Also as of March 31, 2006, we believe that we were in compliance with all of our debt covenants.

Off-Balance Sheet Arrangements

     There were no material changes in our off balance sheet arrangements during the three months ended March 31, 2006.

Contractual Obligations

     There were no material changes in our non-cancelable contractual cash obligations during the three months ended March 31, 2006.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in our 2005 10-K except for the adoption of SFAS No. 123R on January 1, 2006.

     Stock-based compensation. The adoption of SFAS No. 123R, in 2006 requires the recording of stock-based compensation expense for issuances under our stock option plan over their requisite service period using a fair value approach similar to the pro forma disclosure requirements of SFAS No. 123. SFAS No. 123R does not mandate an option-pricing model to be used in determining fair value, but does require that the model selected consider certain variables. Different models would result in different valuations. Regardless of the method selected, significant judgment is required for some of the valuation assumptions. The most significant of these is the volatility of our common stock, estimated forfeiture rate and the estimated term over which our stock options will be outstanding. The valuation calculation is sensitive to even slight changes in these estimates (see Note 3 to our Financial Statements for a further discussion).

Recent Accounting Pronouncements

     There were no new accounting pronouncements issued that impacted us.

Other Matters

     Effective April 25, 2006, Herbert J. Lanese resigned from the Board of AAWW, as well as from the Boards of Atlas and Polar. Mr. Lanese also resigned as a member of AAWW's Audit Committee at such time.

      On May 3, 2006, AAWW announced that it has appointed William J. Flynn President and Chief Executive Officer, effective June 22, 2006. Mr. Flynn will succeed Jeffrey H. Erickson, who announced in January that he would retire this year.

Forward Looking Statements

     Our disclosure and analysis in this report, including but not limited to the information discussed in the “Outlook” section above, contain forward-looking information about our financial results and estimates and business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will," "target" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies such as legal proceedings and financial results.

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

     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the SEC. Our 2005 10-K listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading "Risk Factors." We incorporate that section of our 2005 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2005 10-K, except as follows:

     Aviation fuel. Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10% increase in the average cost per gallon of fuel for the first quarter of 2006. Based on actual first quarter of 2006 fuel consumption for the Scheduled Service and Commercial Charter business segments, such an increase would result in an increase to aviation fuel expense of approximately $6.8 million for the first quarter of 2006. Fuel prices for AMC are set each September by the military and are fixed for the year and adjusted to actual costs incurred. ACMI does not present an aviation fuel market risk, as the cost of fuel is borne by the customer.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The term "disclosure controls and procedures" is defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Remediation of Material Weaknesses and Significant Deficiencies

     At the conclusion of the audit of our consolidated financial statements for the year ended December 31, 2005, our independent registered public accounting firm, Ernst & Young LLP (“E&Y”), noted in a letter to management and the Audit Committee of our Board, a copy of which was presented to our Board, certain matters involving internal controls including seven significant deficiencies and one material weakness in our internal controls. E&Y was not engaged to perform an audit of our internal controls over financial reporting. Accordingly, the firm has not expressed an opinion on the effectiveness of our internal controls over financial reporting.

     Management has continued to make significant progress to remediate identified internal control deficiencies and to establish adequate disclosure controls and internal controls over financial reporting during the quarter ended March 31, 2006. As we continue to evaluate the operating effectiveness of internal controls during 2006, it is possible that management will identify additional deficiencies that meet the definition of a material weakness or significant deficiency and there can be no assurance that all material weaknesses or significant deficiencies will be remediated by December 31, 2006.

Changes in Internal Controls

     Other than as expressly noted above in this Item 4, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     With respect to the fiscal quarter ended March 31, 2006, the information required in response to this Item is set forth in Note 6 to our Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     We made the following repurchases of shares of our common stock during the fiscal quarter ended March 31, 2006:

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Programs (b)	Programs

January 1, 2006 through	409	$44.20	—	—
January 31, 2006

February 1, 2006 through	—	—	—	—
February 18, 2006

March 1, 2006 through	—	—	—	—
March 31, 2006

Total	409	$44.20	—	—

     (a) This column reflects the repurchase of 409 shares of common stock to satisfy individual tax liabilities relating to the vesting of restricted shares.

     (b) There are no approved share repurchase programs.

ITEM 6. EXHIBITS

a. Exhibits

     See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: May 15, 2006	/s/ Jeffrey H. Erickson
Jeffrey H. Erickson
President and Chief Executive Officer

Dated: May 15, 2006	/s/ Michael L. Barna
Michael L. Barna
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Retirement and General Release Agreement between the Company and Jeffery H. Erickson,
President and Chief Executive Officer, dated as of January 29, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.