Form 10-Q
period 2006-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2006-08-14
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

____________

FORM 10-Q

____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
____________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS: As of June 30, 2006, there were 20,049,108 shares of the registrant’s Common Stock outstanding.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2006 (unaudited)	1
	and December 31, 2005

	Condensed Consolidated Statements of Operations for the Three and Six Months	2
	Ended June 30, 2006, and 2005 (unaudited)

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended	3
	June 30, 2006, and 2005 (unaudited)

	Notes to the Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 4	Submission of Matters to a Vote of Security Holders	28

Item 6.	Exhibits	29

	Signatures	30

	Exhibit Index	31

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$311,623	$305,890
Restricted funds held in trust	168	1,077
Accounts receivable, net of allowance of $3,304
and $4,898, respectively	105,611	131,244
Prepaid maintenance	50,873	49,619
Deferred taxes	12,500	10,094
Prepaid expenses and other current assets	54,741	31,298
Total current assets	535,516	529,222
Other Assets
Property and equipment, net	543,941	573,870
Deposits and other assets	21,268	22,147
Lease contracts and intangible assets, net	49,826	55,571
Total Assets	$1,150,551	$1,180,810

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$25,304	$27,588
Accrued liabilities	154,711	178,741
Current portion of long-term debt and capital leases	151,548	53,380
Total current liabilities	331,563	259,709
Other Liabilities
Long-term debt and capital leases	403,240	529,742
Deferred tax liability	18,540	18,540
Other liabilities	24,680	14,914
Total other liabilities	446,460	563,196
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized;
no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized;
20,118,612 and 19,881,907 shares issued,
20,049,108 and 19,815,338 shares outstanding (net of treasury
stock) at June 30, 2006 and December 31, 2005, respectively	201	199
Additional paid-in-capital	258,371	256,046
Common stock to be issued to creditors	12,782	13,389
Treasury stock, at cost; 69,504 and 66,569 shares, respectively	(2,394)	(2,257)
Deferred compensation	-	(6,043)
Retained earnings	103,568	96,571
Total stockholders’ equity	372,528	357,905
Total Liabilities and Stockholders’ Equity	$1,150,551	$1,180,810

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Operating Revenues	$366,420	$395,185	$698,570	$742,131

Operating Expenses
Aircraft fuel	115,311	101,911	216,487	181,518
Salaries, wages and benefits	59,099	57,709	119,170	114,061
Maintenance, materials and repairs	43,495	58,936	83,879	122,955
Aircraft rent	38,166	37,570	75,955	74,429
Ground handling and airport fees	19,025	19,350	34,910	37,508
Landing fees and other rent	17,561	20,665	33,877	39,052
Depreciation and amortization	6,520	13,066	20,045	26,070
Gain on sale of aircraft	(2,779)	-	(2,779)	-
Travel	12,589	14,553	25,838	29,352
Pre-petition and post-emergence costs
and related professional fees	179	843	277	2,484
Other	26,684	26,825	53,236	50,463
Total operating expenses	335,850	351,428	660,895	677,892

Operating income	30,570	43,757	37,675	64,239

Non-operating Expenses
Interest income	(3,627)	(1,301)	(7,242)	(2,119)
Interest expense	17,188	17,976	34,488	35,798
Other (income) expense, net	(481)	212	(911)	2,170
Total non-operating expenses	13,080	16,887	26,335	35,849

Income before income taxes	17,490	26,870	11,340	28,390
Income tax expense	6,795	11,016	4,343	11,861
Net income	$10,695	$15,854	$6,997	$16,529

Income per share:

Basic	$0.52	$0.78	$0.34	$0.82

Diluted	$0.51	$0.77	$0.33	$0.80

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005

Cash Flows from Operating Activities:
Net income	$6,997	$16,529
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	20,045	26,070
Accretion of debt discount	6,953	7,250
Amortization of operating lease discount	919	918
Provision (release of allowance) for doubtful accounts	(193)	(3,595)
Gain on sale of aircraft	(2,779)
Amortization of debt issuance cost	168	168
Stock-based compensation expense	3,530	2,082
Other, net	2,363	4,060
Changes in certain operating assets and liabilities	3,872	56,280
Net cash provided by operating activities	41,875	109,762

Cash Flows from Investing Activities:
Capital expenditures	(14,110)	(17,641)
Decrease in restricted funds held in trust	909	4,248
Proceeds from sale of aircraft	8,380	-
Net cash used by investing activities	(4,821)	(13,393)

Cash Flows from Financing Activities:
Proceeds from loan	-	10,000
Proceeds from stock option exercises	3,107	-
Purchase of treasury stock	(137)	(81)
Excess tax benefits from share-based compensation expense	1,312	-
Loan fees	-	(92)
Payments on debt	(35,603)	(47,574)
Net cash used by financing activities	(31,321)	(37,747)

Net increase in cash and cash equivalents	5,733	58,622

Cash and cash equivalents at the beginning of period	305,890	133,917

Cash and cash equivalents at the end of period	$311,623	$192,539

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006

1. Basis of Presentation

     The accompanying interim Condensed Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly present the financial position of Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) and its consolidated subsidiaries as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2005 included in the Annual Report on Form 10-K of Holdings that was filed with the SEC on April 14, 2006 (the “2005 10-K”).

     Holdings is the parent company of two principal operating subsidiaries, Atlas Air, Inc. (“Atlas”) and Polar Air Cargo, Inc. (“Polar”). Holdings, Atlas, Polar and Holdings’ other subsidiaries are referred to collectively as the (“Company”). The Company provides air cargo and related services throughout the world, serving Asia, Australia, the Pacific Rim, Europe, South America and the United States through: (i) airport-to-airport scheduled air cargo service (“Scheduled Service”); (ii) contractual lease arrangements in which the Company provides the aircraft, crew, maintenance and insurance (“ACMI”); and (iii) seasonal, commercial, military and ad-hoc charter services (see Note 5). The Company operates only Boeing 747 freighter aircraft.

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

Assets Held for Sale

     On April 25, 2006, the Company filed a Form 8-K with the SEC announcing, among other things, that Polar expects to cease flying its remaining five Boeing 747-200 aircraft and one Boeing 747-100 by mid-2006. As of June 30, 2006, three of the five Boeing 747-200 aircraft that are owned by the Company were listed for sale and accounted for as assets held for sale, and depreciation ceased as of that date. The aggregate carrying value of aircraft tail numbers N355MC, N509MC, and N534MC and spare engines at June 30, 2006 was $22.2 million, which is included within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The other two Boeing 747-200 aircraft tail numbers N508MC and N920FT are under capital lease and are available for sublease. The Company performed an impairment test on all the aircraft and spare engines and determined that fair market value exceeded book value.

     In August 2005, aircraft tail number N921FT and two related spare engines were listed for sale by the Company and were accounted for as assets held for sale, and depreciation ceased. The aggregate carrying value of the aircraft and spare engines at December 31, 2005 was $5.7 million, which is included within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. On April 7, 2006, the aircraft was sold for approximately $8.4 million and the Company recorded a gain on the sale of approximately $2.8 million, net of related selling expenses.

Investments

     The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method.

     The June 30, 2006 and December 31, 2005 aggregate carrying value of the investment of $4.7 million and $8.2 million, respectively, is included within Deposits and other assets in the Condensed Consolidated Balance Sheets.

     These assets principally relate to the private company’s airline operating certificate and finite-lived intangible assets related to existing customer contracts and the Company’s proportionate share of the equity in the private company. Fair value of this investment was determined by an independent appraisal as of July 27, 2004 as part of fresh start accounting. The finite-lived intangible asset is amortized on a straight-line basis over the three year estimated life of the contracts.

Concentration of Credit Risk and Significant Customers

     United States Military Airlift Mobility Command (“AMC”) charters accounted for 19.6% and 26.4% of the Company’s total revenues for the three months ended June 30, 2006 and 2005, respectively, and 20.8% and 26.0% of the Company’s total revenues for the six months ended June 30, 2006 and 2005, respectively. Accounts receivable from the AMC were $12.7 million and $24.4 million at June 30, 2006 and December 31, 2005, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 12.3% and 9.8% of the Company’s total revenues for the three months ended June 30, 2006 and 2005, respectively, and 12.1% and 10.0% of the Company’s total revenues for the six months ended June 30, 2006 and 2005, respectively. Accounts receivable from Emirates were $9.5 million and $13.4 million at June 30, 2006 and December 31, 2005, respectively. No other customer accounted for 10% or more of the Company’s total operating revenues during these periods.

Debt Discount

     At June 30, 2006, and December 31, 2005, the Company had $99.9 million and $106.8 million, respectively, of unamortized discount related to fair market value adjustments recorded against debt upon application of fresh-start accounting, which is included in Long term debt and capital leases in the Condensed Consolidated Balance Sheets (including current portions thereof). The discount is being amortized to interest expense using the effective interest method.

Lease Contracts and Intangible Assets

     During the six months ended June 30, 2006, the Company recorded a reduction of intangible assets of $4.9 million as a result of the reduction of the Company’s tax liability and valuation allowances (see Note 8 for further discussion).

Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact that this interpretation will have on its results from operations or financial position.

Reclassifications

     Certain reclassifications have been made in the prior year’s Condensed Consolidated Financial Statement amounts and related note disclosures to conform to the current year’s presentation.

3. Stock-Based Compensation Plans

     At June 30, 2006, the Company has a 2004 Long Term Incentive and Share Award Plan (the “2004 LTIP”) which provides for awards of up to approximately 2.3 million shares of AAWW’s common stock to employees in various forms. These include non-qualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. Prior to January 1, 2006, the Company accounted for these awards under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-

Based Compensation (“SFAS No. 123”). Stock-option based employee compensation cost recognized in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2005 related only to restricted stock awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, which under APB 25 was deemed to be non-compensatory. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method. Therefore, compensation expense recognized during the three and six months ended June 30, 2006 includes compensation expense for all newly granted and unvested stock options, restricted shares and options that are expected to vest subsequent to January 1, 2006, and results for prior periods have not been restated.

     In November 2005, the FASB staff issued FASB Staff Position (“FSP”) No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R and reported in the Condensed Consolidated Statements of Cash Flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

     As a result of the adoption of SFAS No. 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006 are $0.8 million and $0.5 million lower, respectively, and for the six months ended June 30, 2006, are $1.5 million and $0.9 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted income per share for the three months ended June 30, 2006 would have been $0.03 higher and for the six months ended June 30, 2006 would have been $0.05 higher, if the Company had not adopted SFAS No. 123R.

     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess cash tax benefit classified as a financing cash inflow for the six months ended June 30, 2006 was $1.3 million.

     The fair value of all option grants is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the vesting period or requisite service period, if shorter. The following table illustrates the effect on net income if the fair-value-based method per SFAS No. 123 had been applied to all outstanding awards for the three and six months ended June 30, 2005.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$15,854	$16,529
Add: Restricted stock expense, net of tax	661	1,258
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(1,051)	(1,843)

Pro forma net income	$15,464	$15,944

Basic income per share:
As reported	$0.78	$0.82
Pro forma	$0.77	$0.79
Diluted income per share:
As reported	$0.77	$0.80
Pro forma	$0.75	$0.77

     While the fair-value-based method prescribed by SFAS No. 123R is similar to the fair-value-based method disclosed under the provisions of SFAS No. 123 in most respects, there are some differences. SFAS No. 123R requires the Company to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. As a result, the Company records stock-based compensation expense only for those awards expected to vest. For periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS No. 123.

     The fair value of all option grants is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the vesting period or requisite service period, if shorter. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the average of the historical volatility of a peer group of several similar entities, due to the limited trading history of the Company’s stock. Historically, the average expected life is based on the vesting period of the option. Option grants on or after January 1, 2006 will have expected lives adjusted for the expected exercise behavior of option recipients. The risk-free interest rate is based on U.S. Treasury constant maturities (nominal) with a term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical termination behavior, as well as an analysis of actual option forfeitures. The assumptions used in the Black-Scholes-Merton option pricing model are as follows:

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Expected stock price volatility	26.1-37.4%	38.5%
Risk free interest rate	2.81-5.17%	3.80-4.03%
Expected life of options (years)	0.75-4.25	3.0-4.0
Expected annual dividend per share	None	None
Estimated annual forfeiture rate	5.0%	None

Non-qualified Stock Options

     The portion of the 2004 LTIP applicable to employees is administered by the compensation committee (the “Compensation Committee”) of the board of directors of the Company (the “Board”), which also establishes the terms of the awards. Non-qualified stock options and restricted shares have been the only forms of awards under the 2004 LTIP granted by the Compensation Committee to date. A total of 632,827 shares of common stock remained available for future award grants (including restricted stock and stock options) to management and the Board as of June 30, 2006.

     Non-qualified stock options granted under the 2004 LTIP vest over a three or four year period, which generally is the requisite service period, and expire seven to ten years from the date of grant. As of June 30, 2006, options to acquire a total of 1,063,100 shares of common stock have been granted to management under the 2004 LTIP. Non-qualified stock options may be granted at any price but, generally, are not granted with an exercise price less than the fair market value of the stock on the date of grant.

     Included within the 2004 LTIP is a separate sub-plan (the “2004 Employee Plan”), which provides for awards of up to 495,303 shares of common stock to employees in the form of non-qualified options or incentive stock options. The portion of the 2004 Employee Plan applicable to employees is administered by the Compensation Committee of the Board of Directors of the Company, which also establishes the terms of the awards. As of June 30, 2006, non-qualified stock options have been the only form of award granted by the Compensation Committee since the adoption of the 2004 Employee Plan.

     Non-qualified stock options granted under the 2004 Employee Plan vest over a three year period, which generally is the requisite service period, and expire seven years from the date of grant. Options to acquire a total of 299,979 shares of common stock have been granted to employees under the 2004 Employee Plan. A total of 195,324 shares of common stock remained available for future award grants as of June 30, 2006.

     A summary of the Company’s options as of June 30, 2006 and changes during the six months then ended is presented below:

			Weighted-Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2005	1,102,122	$21.29
Granted	65,000	49.54
Exercised	(135,688)	22.90
Forfeited	(30,723)	26.25
Outstanding at June 30, 2006	1,000,711	$22.76	6.7	$26,348

Exercisable at June 30, 2006	164,138	$21.32	6.8	$4,550

     The weighted average fair value of the options granted during the three months ended June 30, 2006 and 2005 was $18.93 and $9.15, respectively, and $18.32 and $8.52 respectively, during the six months ended June 30, 2006 and 2005. The total intrinsic value for the options that vested during the three months ended June 30, 2006 was $2.6 million.

     The total intrinsic value of options exercised for the three and six months ended June 30, 2006 was $1.5 million and $3.2 million, respectively.

     As of June 30, 2006, there was $4.6 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over the remaining weighted-average life of 1.5 years.

Restricted Share Awards

     Restricted shares granted under the 2004 LTIP vest and are being expensed over three, four or five year periods which generally are the requisite service periods, as applicable. As of June 30, 2006, a total of 733,800 restricted shares have been granted under the 2004 LTIP. All shares were valued at their fair market value on the date of issuance and the fair value for all shares granted is $12.3 million. This amount was originally recorded in equity as Deferred compensation and the unamortized amount of $6.0 million at December 31, 2005 was reclassified to Additional paid-in capital upon adoption of SFAS No. 123R. For the three months ended June 30, 2006 and 2005, the Company recognized compensation expense of $1.2 million and $1.1 million, respectively, and for the six months ended June 30, 2006 and 2005, the Company recognized compensation expense of $2.0 million and $2.0 million, respectively for restricted share awards. The compensation expense recognized for restricted share awards subsequent to adoption of SFAS No. 123R is net of estimated forfeitures. The effect of estimated forfeitures to unvested awards previously expensed prior to January 1, 2006 was immaterial. Unrecognized compensation cost as of June 30, 2006 was $7.8 million and will be recognized over the remaining weighted average life of 1.6 years.

     A summary of the Company’s restricted shares as of June 30, 2006 and changes during the six months then ended are presented below:

		Weighted-Average
	Number	Grant-Date
Restricted Share Awards	of Shares	Fair Value
Unvested at December 31, 2005	413,665	$18.74
Granted	75,200	49.68
Vested	(50,000)	23.04
Forfeited	(22,501)	24.29
Unvested at June 30, 2006	416,364	$23.51

     The weighted-average grant-date fair value of restricted shares granted during the three months ended June 30, 2006 and June 30, 2005, was $49.83 and $28.53, respectively, and $49.68 and $25.92 for the six months ended June 30, 2006 and June 30, 2005, respectively.

4. Related Party Transactions

     James S. Gilmore III, a non-employee director of the Company, is a partner at the law firm of Kelley Drye & Warren LLP, outside counsel to the Company. The Company paid legal fees to the firm of Kelley Drye & Warren LLP of $0.1 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively and $0.5 million and $2.5 million for the six months ended June 30, 2006 and 2005, respectively. At December 31, 2005, the Company had a payable balance to Kelley Drye & Warren LLP of $0.2 million, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets. Mr. Gilmore has not served on the Audit Committee since joining the Board in July 2004.

     Atlas dry leases three owned aircraft to a company in which the Company owns a minority investment as of June 30, 2006. The investment is accounted for under the equity method. The leases have terms that mature at various dates through July 2007. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for the three aircraft was $11.2 million and $11.1 million for the three months ended June 30, 2006 and 2005, respectively and $22.5 million and $22.3 million for the six months ended June 30, 2006 and 2005, respectively.

5. Segment Reporting

     The Company has four reportable segments: Scheduled Service, ACMI, AMC Charter and Commercial Charter. All reportable segments are engaged in the business of transporting air cargo but have different operating and economic characteristics which are separately reviewed by the Company’s management. The Company evaluates performance and allocates resources to its segments based upon income (loss) before taxes, excluding pre-petition and post-emergence costs and related professional fees, unallocated corporate and other items (“Fully Allocated Contribution” or “FAC”). Management views FAC as the best measure to analyze profitability and contribution to net income or loss of the Company’s individual segments. Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. Under-utilized aircraft costs are allocated to segments based on Block Hours flown for Scheduled Service, AMC and Commercial Charter. For ACMI, management only allocates costs of operating aircraft based on the number of aircraft dedicated to ACMI customers.

     The Scheduled Service segment provides airport-to-airport scheduled airfreight and available on-forwarding services provided primarily to freight forwarding customers. By transporting cargo in this way, the Company carries all of the commercial revenue risk (yields and cargo loads) and bears all of the direct costs of operation, including fuel. Distribution costs include direct sales costs through the Company’s own sales force and through commissions paid to general sales agents. Commission rates typically range between 2.5% and 5% of commissionable revenue sold. Scheduled Service is highly seasonal, with peak demand coinciding with the retail holiday season, which traditionally begins in September and lasts through mid-December.

     The ACMI segment provides aircraft, crew, maintenance and insurance services, whereby customers receive the use of an aircraft and crew in exchange for, in most cases, a guaranteed monthly level of operation at a predetermined rate for defined periods of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel.

     The AMC Charter segment provides full-planeload charter flights to the U.S. Military through the AMC. The AMC Charter business is similar to the Commercial Charter business in that the Company is responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel used during AMC flights is fixed by the military. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. The Company receives reimbursement from the AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed price; if the price of fuel paid by the Company is less than the fixed price, then the Company pays the difference to the AMC. The AMC buys capacity on a fixed basis annually and on an ad-hoc basis continuously. The Company competes for this business through a teaming arrangement devised for the allocation of AMC flying among competing carriers. At June 30, 2006, there were three groups of carriers (or teams) and several independent carriers that are not part of either team that compete for the business. The Company is a member of a team led by FedEx Corporation (“FedEx”) and pays a commission to the FedEx team based upon the revenues the Company receives under such contracts. The formation of additional competing teaming arrangements, an increase by other air carriers in their commitment of aircraft to the Civil Reserve Air Fleet Program, or the withdrawal of any of the current team members, could adversely affect the amount of AMC business awarded to the Company in the future.

     The Commercial Charter segment provides full-planeload airfreight capacity on one or multiple flights to freight forwarders, airlines and other air cargo customers. Charters are typically paid in advance and as with Scheduled Service, the Company bears the direct operating costs (except as otherwise defined in the charter contracts).

     All other revenue includes dry lease income and other incidental revenue not allocated to any of the four segments described above.

     The following table sets forth revenues and FAC for the Company’s four reportable business segments reconciled to operating income (loss) and income (loss) before income taxes as required by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, for the three and six months ended June 30, 2006 and 2005:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
Scheduled Service	$152,579	$140,971	$281,259	$262,115
ACMI	102,368	122,624	200,552	232,161
AMC Charter	71,951	104,357	145,077	193,273
Commercial Charter	27,799	15,562	48,283	31,100
All Other	11,723	11,671	23,399	23,482
Total operating revenues	$366,420	$395,185	$698,570	$742,131

FAC:
Scheduled Service	$(2,539)	$(629)	$(10,551)	$(7,511)
ACMI	12,567	9,118	16,047	4,307
AMC Charter	(406)	14,285	(2,052)	27,141
Commercial Charter	(1,503)	2,085	(4,596)	1,285
Total FAC	8,119	24,859	(1,152)	25,222

Add back (subtract):
Unallocated other	6,771	2,854	9,990	5,652
Gain on sale of aircraft	2,779	-	2,779	-
Pre-petition and post-emergence costs and
related professional fees	(179)	(843)	(277)	(2,484)
Interest income	(3,627)	(1,301)	(7,242)	(2,119)
Interest expense	17,188	17,976	34,488	35,798
Other, net	(481)	212	(911)	2,170
Operating income	30,570	43,757	37,675	64,239
(Add back) subtract:
Interest income	(3,627)	(1,301)	(7,242)	(2,119)
Interest expense	17,188	17,976	34,488	35,798
Other, net	(481)	212	(911)	2,170
Income before income taxes	$17,490	$26,870	$11,340	$28,390

6. Commitments and Contingencies

     On May 12, 2005, the Company entered into a slot conversion agreement with Israel Aircraft Industries Ltd. and PSF Conversions LLP (“IAI”) pursuant to which the Company has the option to convert four Boeing 747-400 passenger aircraft to Boeing 747-400 special freighter (“747-400SF”) configuration during the period from late-2007 to mid-2009. The agreement also includes an option covering the modification of up to six additional Boeing 747-400 passenger aircraft to 747-400SF aircraft during the period from 2009 to 2011. The Company has not yet committed to acquire the related aircraft. At June 30, 2006 and December 31, 2005, the Company had a balance of $6.1 million and $2.5 million of capitalized option costs including capitalized interest of $0.3 million and $0.1 million, respectively, which are included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

Guarantees and Indemnifications

Financings and Guarantees

     Information with respect to indemnities and guarantees appears in Note 13 of the 2005 10-K.

Restricted Deposits and Letters of Credit

     The Company had $3.9 million and $0.9 million of restricted deposits either pledged under standby letters of credit related to collateral or for certain deposits required in the normal course for items, including, but not limited to, foreign exchange trades, airfield privileges and insurance at June 30, 2006 and December 31, 2005, respectively. These amounts are included in Deposits and other assets in the Condensed Consolidated Balance Sheets.

Legal Proceedings

     Except for the items below, information with respect to legal proceedings appears in Note 13 of the 2005 10-K.

Brazilian Customs Claim

     Polar was cited for two alleged customs violations in Sao Paulo, Brazil relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Polar scheduled service flights were not on board the aircraft upon arrival in Brazil. The claims seek unpaid customs duties, taxes, penalties and interest from the date of the alleged infraction in the amounts of approximately $10.0 million and $7.9 million, respectively.

     The Company has presented defenses in each case to the customs authority in Campinas, Brazil. With respect to the $10.0 million claim, the Company’s defense was denied at the first level of the administrative process. On June 28, 2006 the Company filed its appeal of the administrative decision with the Council of Contributors. As required by local law, the appeal was accompanied by a judicial deposit of approximately 30% of the claimed amount. If the appeal is denied by the Council of Contributors, the Company intends to pursue further appeals in the Brazilian federal courts. With respect to the $7.9 million claim, the customs authority has yet to rule on the Company’s defense.

     In both cases, the Company believes that the amounts claimed are substantially overstated due to a gross calculating error when considering the type and amount of goods missing. Furthermore, the Company will seek appropriate indemnity from the shipper in each claim.

     Finally, the Company is currently defending other Brazilian customs claims which individually, or in the aggregate, will not have a material impact on the Company.

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

     As a result of the DOJ Investigation, AAWW, Polar and a number of other cargo carriers have been named co-defendants in approximately 25 class action suits filed in multiple jurisdictions of the U.S. Federal District Court. The complaints universally allege, among other things, that the defendants, including AAWW and Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges. They seek treble damages and injunctive relief. All of the suits have been transferred or are awaiting transfer to the United States District Court for the Eastern District of New York, where the cases have been consolidated for pre-trial purposes. The Company has notified its directors and officers’ insurance carrier of these lawsuits and has engaged outside counsel. Also, the Company has contacted counsel for the other named defendants with respect to conducting a joint defense in an effort to limit defense costs where possible. Further, the Company, Polar and a number of other cargo carriers have been named as defendants in a civil class action suit in Ontario, Canada that is substantially similar to the class action suits in the United States.

     Additionally in early 2006, Polar also received notification from Swiss authorities that they have opened an investigation into the freight pricing practices of several carriers, including Polar, on routes between Switzerland and the United States. While there has been no specific complaint or demand by the Swiss authorities of Polar in respect of the matters that are the subject of the Swiss investigation, Polar may be called upon to provide information to the Swiss authorities at some future time.

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

Total Claims

     As of June 30, 2006, the Company has reviewed over 3,050 scheduled and filed claims aggregating approximately $7.7 billion, with a maximum of $704.3 million of claims that could potentially be allowed. Approximately $662.7 million of claims have been allowed as of June 30, 2006, including $13.0 million of cure claims and $1.4 million of other secured and priority claims. Claims of $41.6 million remain unresolved, including $5.1 million of unresolved administrative, priority and general unsecured IRS claims discussed below; however, the amount of unresolved claims continues to be reduced by virtue of the ongoing claims reconciliation process.

Atlas General Unsecured Claims

     As of June 30, 2006, the Company has made pro rata distributions of 16,185,033 of the 17,202,666 shares of common stock allocated to holders of allowed general unsecured claims against Holdings, Atlas, Airline Acquisition Corp. I and Atlas Worldwide Aviation Logistics, Inc., based on the allowed claims through April 1, 2006. General unsecured claims of approximately $2.6 billion were filed against these entities. As of June 30, 2006, claims of $607.0 million have been allowed, claims of $35.7 million, remain disputed and the balance of claims have been withdrawn or disallowed; however, the amount of unresolved claims continues to be reduced by virtue of the ongoing claims reconciliation process.

     On April 12, 2006, the Company distributed 40,824 shares of common stock pursuant to the claims process. As of June 30, 2006, there are 1,017,633 shares of common stock to be distributed to claim holders. The remaining shares of common stock will be distributed to general unsecured claim holders on a periodic basis.

Polar General Unsecured Claims

     The Company has paid cash equal to sixty cents on the dollar for allowed unsecured claims against Polar. General unsecured claims of approximately $408.5 million were filed against Polar. As of June 30, 2006, claims of $41.3 million have been allowed, claims of $0.1 million remain disputed and the balance of claims have been withdrawn or disallowed; however, the amount of unresolved claims continues to be reduced by virtue of the ongoing claims reconciliation process. The Company estimates the additional allowed general unsecured claims against Polar will ultimately be less than $0.1 million.

Administrative Claims

IRS Claim

     As part of an ongoing audit and in conjunction with the claims process from the Company’s bankruptcy, the IRS submitted proofs of claim with the bankruptcy court for alleged income tax, employee withholding tax, Federal Unemployment Tax Act (“FUTA”) and excise tax obligations, including penalties and interest. On July 20, 2006, the Bankruptcy Court confirmed an “Order to Allow IRS Employment Tax Claims.” The IRS amended its proofs of claim against Atlas and Polar for employee withholding tax and FUTA tax, reducing the asserted liability to approximately $4.6 million of priority unsecured claims pursuant to an agreement reached with the Company. The Company paid the IRS claim on July 24, 2006 and the Company has reversed $5.4 million in excess reserves to income in the second quarter of 2006. In addition, the Company reached an agreement in principle to resolve its income tax audit for 2001 which is subject to review by the Joint Committee of Taxation.

Other Contingencies

     In May 2006, as part of the Company’s ongoing review of internal processes and procedures, Polar identified and notified HM Revenue and Customs (“HMRC”) in the United Kingdom that certain contractors, who were engaged to perform various services at Polar’s Prestwick, Scotland maintenance facility, may now be deemed employees under UK law. As a result, Polar may have been required to withhold taxes and other amounts on behalf of such persons. Polar is attempting to settle this matter with the HMRC and has established a payroll tax accrual for its estimated liability. The Company believes that its ultimate exposure to this matter is not expected to materially affect the Company’s financial condition, results of operations or liquidity.

      The Company has certain other contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes that the ultimate disposition of these contingencies, with the exception of those noted above, is not expected to materially affect the Company’s financial condition, results of operations or liquidity.

7. Income Per Share and Number of Common Shares Outstanding

     Basic income per share represents the income divided by the weighted average number of common shares outstanding during the measurement period. Diluted income per share represents the income divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period.

     The calculation of basic and diluted income per share is as follows for the three and six months ended June 30, 2006 and 2005 (dollars and shares in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator:
Net income	$10,695	$15,854	$6,997	$16,529

Denominator for basic earnings per share	20,591	20,209	20,554	20,210

Effect of dilutive securities:
Stock options	310	229	314	220
Restricted stock	193	262	195	240
Denominator for diluted earnings per share	21,094	20,700	21,063	20,670
Basic income per share	$0.52	$0.78	$0.34	$0.82
Diluted income per share	$0.51	$0.77	$0.33	$0.80

8. Taxes

     The Company’s effective tax rates of 38.9% and 41.0% for the three months ended June 30, 2006 and 2005, respectively, and 38.3% and 41.8% for the six months ended June 30, 2006 and 2005, respectively, differ from the statutory rate primarily due to the non-deductibility of certain items for tax purposes and the relationship of these items to the Company’s projected operating results for the year.

     During the three and six months ended June 30, 2006, the Company recorded a deferred tax provision of approximately $6.8 million and $4.3 million, respectively. In addition, during the three months ended June 30, 2006, the Company released approximately $4.9 million of the valuation allowance previously recorded against its deferred tax assets pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The reduction in the valuation allowance has been recorded as a reduction of intangible assets. As a result of these changes to the Company’s valuation allowance and deferred tax liabilities, the Company has a net deferred tax liability of approximately $6.0 million at June 30, 2006, compared with a net deferred tax liability of approximately $8.4 million at December 31, 2005 (see Note 10 to the audited consolidated financial statements included in the 2005 10-K for further discussion).

9. Subsequent Events

     On July 24, 2006, the Company delivered written notice of termination of its revolving credit facility (the “Revolving Credit Facility”) with Congress Financial Corporation and Wachovia Bank, National Association. The termination of the Revolving Credit Facility was effective on August 1, 2006. No borrowings are outstanding under the Revolving Credit Facility, although letters of credit totaling approximately $0.4 million were outstanding. The outstanding letters of credit were subsequently cash collateralized. No early termination penalties or fees resulted from the early termination of the Revolving Credit Facility.

     On July 31, 2006, the Company repaid in full approximately $140.8 million in outstanding loans and terminated the two credit facilities with Deutsche Bank Trust Company Americas (“Deutsche Bank”). The Company’s two credit facilities with Deutsche Bank were a loan that was made to a wholly-owned subsidiary, Atlas Freighter Leasing III, Inc. (“AFL III”) (the “AFL III Credit Facility”), and another loan made to Atlas (the “Aircraft Credit Facility” or “ACF”). See Note 7 to the audited consolidated financial statements included in the 2005 10-K for a full description of these facilities. The Company has paid the loans with cash on hand. In connection with the repayment, the Company will incur a one-time, non-cash pre-tax expense of approximately $12.5 million in the third quarter related to the write-off of the remaining, unamortized discount associated with such debt. As a result of the facility terminations, all covenants associated with them have been eliminated. In addition, liens will be removed on certain Company assets, including one 747-100 aircraft, fourteen 747-200 aircraft, one 747-300 aircraft, certain accounts receivable, certain inventory and spare parts, and certain spare engines. The prepayment of the loans described above resulted in the entire balance of the loans being reclassified as current liabilities as of June 30, 2006.

     On July 31, 2006, the Company sent IAI a notice of terminaton of the slot conversion agreement that is described in Note 6. At such time, the Company entered into discussions for alternative uses of the slots and deposit that the Company had made on the slot conversion agreement. The Company has a long standing business relationship with IAI for various aircraft services, including maintenance. Discussions are ongoing.

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

Business Strategy and Outlook

     Our principal business is wide-body freighter operations. We pursue this through two primary lines of business: (i) outsourced freighter services provided primarily to major passenger and cargo airlines through ACMI as well as to the AMC for the AMC Charter business, and (ii) airport-to-airport Scheduled Service. We also provide Commercial Charter services.

     Our primary focus is to maintain a safe and efficient operation, sustain profitability and grow stockholder value. We are undertaking a number of strategic measures designed to achieve these objectives. These measures include the following:

  ongoing operational excellence initiatives focused on improving efficiency and reducing costs;

  selectively disposing of assets, which may include aging aircraft, and replacing such aircraft in the future with newer, more efficient aircraft;

  pursuing growth opportunities, including forming strategic alliances with other companies and offering customers new services and fleet types;

  optimizing our Scheduled Service network so that this business segment can sustain profitability, the realization of which is expected to be aided by an increased presence in China; and

  continuing our efforts to maximize our financial flexibility, which may include issuing new debt and/or equity securities.

     In late 2005, we announced a cost-savings and revenue-enhancement program that, if successfully implemented, could benefit our operating performance by more than $100 million. We expect our second-half performance to include approximately $13.0 million in benefits from these cost saving initiatives, mainly in the fourth quarter of 2006, with the majority of the remaining cost savings likely to be realized in 2007.

     Approximately one-quarter to one-third of the potential benefits associated with this program are expected to be derived from revenue enhancements, mainly through the development of better revenue and capacity management capability. The remaining benefits are expected to be generated from cost savings, principally through improved procurement policies and procedures and improved efficiencies and processes through our operations.

Our objectives for 2006 include:
  transforming our operations into a more efficient and lower cost operating platform;

  continuing our fleet renewal and asset optimization efforts; and

  leveraging additional frequencies in China to drive profitability in the Scheduled Service segment.

     Our fleet renewal efforts are currently focused on phasing out the older aircraft in our fleet. We have sold one Boeing 747-200 aircraft in April 2006 and we have ceased flying five additional Boeing 747-200 aircraft as of June 30, 2006 (of the five, three are owned and two are leased). The three owned aircraft have been classified as held for sale as of June 30, 2006 and the leased aircraft are available for sub-lease. In addition, we have retired our only Boeing 747-100 as it has reached the end of its service life, thereby reducing our total fleet by seven aircraft. Replacement aircraft are not expected to be incorporated into our fleet until after 2006. In response to this fleet reduction, we have begun to make corresponding reductions in our staffing levels.

     On July 31, 2006, we repaid in full approximately $140.8 million in outstanding loans and terminated the two credit facilities with Deutsche Bank. As a result, we will incur a one-time, non-cash pre-tax expense of approximately $12.5 million in the third quarter related to the write-off of the remaining, unamortized discount associated with such debt. We also terminated our Revolving Credit Facility on August 1, 2006. The prepayment and terminations are expected to have a positive effect on future pre-tax earnings and cash flow as the variable rates on the debt far exceed the average investment rate on the cash used to repay the debt, subject to any future financings. This provides us with increased financial flexibility, as all the restrictive covenants associated with the three facilities have been eliminated.

     Our business is highly seasonal. We currently expect the 2006 commercial peak season, which generally runs from September through mid-December, to be relatively stronger, compared with peak seasons in 2005 and 2004.

     Block Hours operated in the ACMI segment declined during the first six months of 2006 compared with the same period in 2005, primarily due to reduced Boeing 747-200 aircraft Block Hours. We expect this trend to continue through the remainder of 2006.

     AMC flying has continued to operate at reduced levels during 2006 and is expected to continue to operate at reduced levels for the remainder of this year. While AMC is expected to be a significant contributor to our 2006 business activity, Block Hours are not expected to equal 2005 levels. We have received notice from the AMC that the base rate per Block Hour, excluding fuel costs, will increase in excess of 5% beginning October 1, 2006.

     Despite continuing high fuel prices, we expect improving performance in our Scheduled Service segment in the second half of 2006 compared with the same period in 2005 principally due to three additional weekly frequencies awarded to Polar for services between the United States and China (bringing the total frequencies to 12). The Department of Transportation has recently announced that 15 additional weekly frequencies will be available in March 2007, and we will be filing an application to obtain a portion of those rights. Aviation fuel is a significant operating cost in our Scheduled Service business. During the first six months of 2006, the average price per gallon for non-AMC aviation fuel was 206 cents, an increase of 26.4% over the average price of 163 cents per gallon during the same period in 2005. We expect fuel costs to continue to be above those of the same period of 2005 and expect to recover only as much as 60% of the increase through a fuel surcharge mechanism.

     Also, effective March 2006, Atlas received approval from the Federal Aviation Administration to operate its fleet of Boeing 747-400s under a revised maintenance program, which we expect will help control future maintenance expense. We currently expect our maintenance expense for the remainder of 2006 to be somewhat lower than the comparable period of 2005, primarily due to reduced overall Block Hours and the reduction in our operating fleet as described above.

Results of Operations

Three Months Ended June 30, 2006 and 2005

     The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

Operating Statistics

     The table below sets forth selected operating data for the three months ended June 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Block Hours
Scheduled Service	10,090	9,935	155	1.6%
ACMI	17,292	22,611	(5,319)	(23.5%	)
AMC Charter	4,565	7,507	(2,942)	(39.2%	)
Commercial Charter	1,822	998	824	82.6%
All Other	215	203	12	5.9%
Total Block Hours	33,984	41,254	(7,270)	(17.6%	)

Revenue Per Block Hour
ACMI	$5,920	$5,423	$497	9.2%
AMC Charter	15,761	13,901	1,860	13.4%
Commercial Charter	15,257	15,593	(336)	(2.2%	)

Scheduled Service Traffic
RTM’s (000’s)	376,986	385,631	(8,645)	(2.2%	)
ATM’s (000’s)	597,889	580,186	17,703	3.1%
Load Factor	63.1%	66.5%	(3.4)	(5.1%	)
RATM	$0.255	$0.243	$0.012	4.9%
Yield	$0.405	$0.366	$0.039	10.7%

Fuel
Scheduled Service and Commercial Charter:
Average fuel cost per gallon	$2.06	$1.77	$0.29	16.4%
Fuel gallons consumed (000’s)	40,063	37,155	2,908	7.%8

AMC:
Average pegged fuel cost per gallon	$2.20	$1.40	$0.80	57.1%
Fuel gallons consumed (000’s)	14,831	25,939	(11,108)	(42.8%	)

Fleet (average during the period)
Operating Aircraft count *	38.1	39.0	(0.9)	(2.3%	)
Dry Leased **	3.0	3.0	-	-
Out of service **	-	0.7	(0.7)	-

     * The operating aircraft count includes the three aircraft held for sale and the two aircraft available for lease at June 30, 2006 as these aircraft were operated during the quarter.

     ** Dry leased and out of service aircraft are not included in the operating fleet aircraft count average.

Operating Revenues

     The following table compares our operating revenues for the three months ended June 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Operating Revenues
Scheduled Service	$152,579	$140,971	$11,608	8.2%
ACMI	102,368	122,624	(20,256)	(16.5%	)
AMC Charter	71,951	104,357	(32,406)	(31.1%	)
Commercial Charter	27,799	15,562	12,237	78.6%
Other revenue	11,723	11,671	52	0.4%
Total operating revenues	$366,420	$395,185	$(28,765)	(7.3%	)

     Scheduled Service revenue increased primarily due to higher Yields and a slight increase in Block Hours offset by a reduction in RTMs. The increase in Yield is partially attributable to the increase in rates reflecting higher fuel prices. RTMs in the Scheduled Service segment were 377.0 million on a total capacity of 598.0 million ATMs in the second quarter of 2006, compared with RTMs of 385.6 million on a total capacity of 580.2 million ATMs in the second quarter of 2005. Block Hours were 10,090 in the second quarter of 2006, compared with 9,935 for the second quarter of 2005, an increase of 155, or 1.6% . Load Factor was 63.1% with a Yield of $0.405 in the second quarter of 2006, compared with a Load Factor of 66.5% with a Yield of $0.366 in the second quarter of 2005, representing a decrease of 5.1% and an increase of 10.7%, respectively. RATM in our Scheduled Service segment was $0.255 in the second quarter of 2006, compared with $0.243 in the second quarter of 2005, representing an increase of 5.0% .

     ACMI revenue decreased primarily due to lower Block Hours, partially offset by an increase in Revenue per Block Hour. ACMI Block Hours were 17,292 for the second quarter of 2006, compared with 22,611 for the second quarter of 2005, a decrease of 5,319 Block Hours, or 23.5% . Revenue per Block Hour was $5,920 for the second quarter of 2006, compared with $5,423 for the second quarter of 2005, an increase of $497 per Block Hour, or 9.2% . The increase in rate per Block Hour reflects higher proportional Boeing 747-400 usage in this segment. The reduction in Block Hours is the result of the continuing weakness in the Boeing 747-200 ACMI market. Total aircraft supporting ACMI, excluding dry leased aircraft as of June 30, 2006, were two Boeing 747-200 aircraft and 10 Boeing 747-400 aircraft, compared with nine Boeing 747-200 aircraft and 10 Boeing 747-400 aircraft supporting ACMI at June 30, 2005.

     AMC Charter revenue decreased primarily due to lower volume of AMC Charter flights offset by an increase in AMC Charter rates. AMC Charter Block Hours were 4,565 for the second quarter of 2006, compared with 7,507 for the second quarter of 2005, a decrease of 2,942 Block Hours, or 39.2% . Revenue per Block Hour was $15,761 for the second quarter of 2006, compared with $13,901 for the second quarter of 2005, an increase of $1,860 per Block Hour, or 13.4%. The decrease in AMC Charter activity was the result of an overall reduction in U.S. Military’s heavy lift requirements and a reduction in the amount of ad-hoc business received. The increase in rate was primarily a function of an increase in the pegged rate for AMC fuel, which increased from 140 cents per gallon for the second quarter of 2005 to 220 cents per gallon for the second quarter of 2006.

     Commercial Charter revenue increased primarily as a result of a higher volume of Commercial Charter flights offset by a slight decrease in Revenue per Block Hour. Commercial Charter Block Hours were 1,822 for the second quarter of 2006, compared with 998 for the second quarter of 2005, an increase of 824, or 82.5% . Revenue per Block Hour was $15,257 for the second quarter of 2006, compared with $15,593 for the second quarter of 2005, a decrease of $336 per Block Hour, or 2.2% . As more aircraft became available as a result of a reduction in AMC flying, we have sought to utilize this idled capacity by expanding our Commercial Charter activity, resulting in higher Block Hours.

     Total Operating Revenue decreased 7.3% in the second quarter of 2006 compared with the second quarter of 2005, primarily as a result of a reduction in Block Hours partially offset by an increase in Revenue per Block Hour.

Operating Expenses

     The following table compares our operating expenses for the three months ended June 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Operating Expenses
Aircraft fuel	$115,311	$101,911	$13,400	13.1%
Salaries, wages and benefits	59,099	57,709	1,390	2.4%
Maintenance, materials and repairs	43,495	58,936	(15,441)	(26.2%	)
Aircraft rent	38,166	37,570	596	1.6%
Ground handling and airport fees	19,025	19,350	(325)	(1.7%	)
Landing fees and other rent	17,561	20,665	(3,104)	(15.0%	)
Depreciation and amortization	6,520	13,066	(6,546)	(50.1%	)
Gain on sale of assets	(2,779)	-	(2,779)	-
Travel	12,589	14,553	(1,964)	(13.5%	)
Pre-petition and post-emergence costs
and related professional fees	179	843	(664)	(78.8%	)
Other	26,684	26,825	(141)	(0.5%	)
Total operating expense	$335,850	$351,428	$(15,578)	(4.4%	)

     Aircraft fuel expense increased as a result of the increase in fuel prices offset in part by a decrease in fuel consumption. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately 206 cents for the second quarter of 2006, compared with approximately 177 cents for the second quarter of 2005, an increase of 29 cents, or 16.4% . Fuel consumption for the Scheduled Service and Commercial Charter businesses increased 2.9 million gallons or 7.8% to 40.1 million gallons for the second quarter of 2006 from 37.2 million gallons during the second quarter of 2005. The average pegged fuel price per gallon for the AMC business was approximately 220 cents for the second quarter of 2006, compared with approximately 140 cents for the second quarter of 2005, an increase of 80 cents, or 57.1%, partially offset by a 11.1 million gallon, or 42.8%, decrease in fuel consumption, to 14.8 million gallons for the second quarter of 2006 from 25.9 million gallons during the second quarter of 2005. The decrease in our AMC fuel consumption corresponds to the decrease of 2,942 Block Hours. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.

     Salaries, wages and benefits increased primarily as a result of a $1.6 million increase in non-crew salaries. Included in the increase is the expensing of stock options of $0.8 million for management, crew and other employees under SFAS No. 123R for the second quarter of 2006 and a $1.8 million payroll tax accrual related to foreign based employees. The increases in salaries, wages and benefits are partially offset by a $4.3 million decrease in employment taxes related to the settlement with the IRS in the second quarter of 2006.

     Maintenance materials and repair decreased primarily as a result of fewer C Checks and engine overhauls. There was one C Check on a Boeing 747-200 aircraft in the second quarter of 2006, as compared with four C Checks on four Boeing 747-200 aircraft during the second quarter of 2005. There were 13 engine overhauls in the second quarter of 2006 compared with 16 during the second quarter of 2005. The reduction in maintenance costs is also the result of lower Block Hours during 2006 and the reduction of maintenance expense related to aircraft that currently are parked.

     Aircraft rent was essentially unchanged for the comparable periods.

     Ground handling and airport fees decreased slightly due to an improvement in efficiency of ground handling services in the Scheduled Service business, the primary user of such services.

     Landing fees and other rent decreased primarily due to a reduction in AMC Block Hours.

     Depreciation and amortization decreased primarily due to a decrease of $3.8 million in the scrapping of rotable parts combined with a $2.5 million decrease in amortization of customer contracts as a result of the substantial reduction in the related intangibles due to the utilization of pre-emergence tax loss carryforwards (see Note 10 to the audited consolidated financial statements included in our 2005 10-K).

     Gain on sale of aircraft was the result of the sale of aircraft tail number N921FT (see Note 2 to our Financial Statements for further discussion).

     Travel decreased primarily due to a reduction in crew travel related to the decrease in total Block Hours.

     Pre-petition and post-emergence costs and related professional fees decreased due the winding down of the claims reconciliation process related to the bankruptcy proceedings.

     Other operating expenses decreased slightly due to a decrease in professional fees of $1.5 million associated with the redesign of internal controls that occurred in 2005, a $1.6 million decrease in freight and other sundry expenses, and a $1.1 million benefit caused by a reduction in accrued interest and penalties from the settlement with the IRS in the second quarter of 2006 offset by an increase in legal and consulting fees of $4.2 million.

     Total operating expense decreased in the second quarter of 2006 compared with the second quarter of 2005 primarily as a result of a decrease in maintenance expense and depreciation and amortization partially offset by increased fuel costs. Total operating expenses in the second quarter of 2006 also benefited from a $2.8 million one-time gain on sale of aircraft tail number N921FT.

Non-operating Expenses

     The following table compares our non-operating expenses for the three months ended June 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Non-operating Expenses
Interest income	$(3,627)	$(1,301)	$2,326	178.8%
Interest expense	17,188	17,976	(788)	(4.4%)
Other (income) expense, net	(481)	212	(693)	(326.9%)

     Interest income increased primarily due to an increase in our available cash balances, augmented by a general increase in interest rates.

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

     Income taxes. The effective tax rate for the second quarter of 2006 was 38.9% compared with an effective tax rate of 41.0% for the second quarter of 2005. Our rates for the second quarter of 2006 and 2005 differ from the statutory rate primarily due to the non-deductibility of certain items for tax purposes and the relationship of these items to our projected operating results for the year.

Segments

     Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. Under-utilized aircraft costs are allocated to segments based on Block Hours flown for Scheduled Service, AMC and Commercial Charter. For ACMI, we only allocate costs of operating aircraft based on the number of aircraft dedicated to ACMI customers.

     The following table compares our FAC for segments (see Note 5 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using FAC) for the three months ended June 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
FAC:
Scheduled Service	$(2,539)	$(629)	$(1,910)	(303.7%	)
ACMI	12,567	9,118	3,449	37.8%
AMC Charter	(406)	14,285	(14,691)	(102.8%	)
Commercial Charter	(1,503)	2,085	(3,588)	(172.1%	)
Total FAC	$8,119	$24,859	$(16,740)	(67.3%	)

Scheduled Service Segment

     FAC relating to the Scheduled Service segment decreased despite the improvement in revenue driven by an increase in Yield. The reduction in FAC is driven primarily by higher fuel costs and the impact of excess, under-utilized Boeing 747-200 capacity.

ACMI Segment

     FAC relating to the ACMI segment increased substantially as a result of the reduction of Block Hours of the less profitable Boeing 747-200 ACMI leases and an increase in Block Hours in the more profitable Boeing 747-400 ACMI leases.

AMC Charter Segment

     FAC relating to the AMC Charter segment decreased significantly despite an increase in revenue per Block Hour. The most significant factor impacting the AMC Charter segment was the reduction in Block Hours and the increased fixed cost allocation related to the excess, under-utilized Boeing 747-200 capacity in the second quarter of 2006.

Commercial Charter Segment

     FAC relating to the Commercial Charter segment decreased primarily due to higher fuel costs and the impact of excess, under-utilized Boeing 747-200 capacity.

Six Months Ended June 30, 2006 and 2005

Operating Statistics

The table below sets forth selected operating data for the six months ended June 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Block Hours
Scheduled Service	18,651	19,017	(366)	(1.9%	)
ACMI	34,066	43,098	(9,032)	(21.0%	)
AMC Charter	9,076	13,738	(4,662)	(33.9%	)
Commercial Charter	3,264	2,231	1,033	46.3%
All Other	377	467	(90)	(19.3%	)

Total Block Hours	65,434	78,551	(13,117)	(16.7%	)

Revenue Per Block Hour
ACMI	$5,887	$5,387	$500	9.3%
AMC Charter	15,985	14,068	1,917	13.6%
Commercial Charter	14,793	13,940	853	6.1%

Scheduled Service Traffic
RTM’s (000’s)	694,017	722,296	(28,279)	(3.9%	)
ATM’s (000’s)	1,098,496	1,109,884	(11,388)	(1.0%	)
Load Factor	63.2%	65.1%	(1.9)	(2.9%	)
RATM	$0.256	$0.236	$0.020	8.4%
Yield	$0.405	$0.363	$0.042	11.7%

Fuel
Scheduled Service and Commercial Charter:
Average fuel cost per gallon	$2.06	$1.63	$0.43	26.4%
Fuel gallons consumed (000’s)	73,473	70,935	2,538	3.6%

AMC:
Average pegged fuel cost per gallon	$2.20	$1.40	$0.80	57.1%
Fuel gallons consumed (000’s)	29,750	46,856	(17,106)	(36.5%	)

Fleet (average during the period)
Operating Aircraft count *	38.5	39.1	(0.6)	(1.5%	)
Dry Leased **	3.0	3.1	(0.1)	(3.3%	)
Out of service **	-	0.7	(0.7)	-

     * Includes tail number N921FT which did no commercial flying in the first half of 2006 and was sold in April of 2006. The operating aircraft count also includes the three aircraft held for sale and the two aircraft available for lease at June 30, 2006.

     ** Dry leased and out of service aircraft are not included in the operating fleet aircraft count average.

Operating Revenues

     The following table compares our operating revenues for the six months ended June 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Operating Revenues
Scheduled Service	$281,259	$262,115	$19,144	7.3%
ACMI	200,552	232,161	(31,609)	(13.6%	)
AMC Charter	145,077	193,273	(48,196)	(24.9%	)
Commercial Charter	48,283	31,100	17,183	55.3%
Other revenue	23,399	23,482	(83)	(0.4%	)
Total operating revenues	$698,570	$742,131	$(43,561)	(5.9%	)

     Scheduled Service revenue increased primarily due to higher Yields offset by a slight reduction in capacity. The increase in Yield is partially attributable to the increase in rates reflecting higher fuel prices. RTMs in the Scheduled Service segment were 694.0 million on a total capacity of 1,098.5 million ATMs in the first half of 2006, compared with RTMs of 722.3 million on a total capacity of 1,109.9 million ATMs in the first half of 2005. Block Hours were 18,651 in the first half of 2006, compared with 19,017 for the first half of 2005, a decrease of 366, or 1.9% . Load Factor was 63.2% with a Yield of $0.405 in the first half of 2006, compared with a Load Factor of 65.1% and a Yield of $0.363 in the first half of 2005. RATM in our Scheduled Service segment was $.0256 in the first half of 2006, compared with $0.236 in the first half of 2005, representing an increase of 8.4% .

     ACMI revenue decreased primarily due to lower Block Hours partially offset by an increase in Revenue per Block Hour. ACMI Block Hours were 34,066 for the first half of 2006, compared with 43,098 for the first half of 2005, a decrease of 9,032 Block Hours, or 21.0% . Revenue per Block Hour was $5,887 for the first half of 2006, compared with $5,387 for the first half of 2005, an increase of $500 per Block Hour, or 9.3% . The reduction in Block Hours is the result of the continuing weakness in the Boeing 747-200 ACMI market. The increase in rate per Block Hour reflects higher proportional Boeing 747-400 usage in this segment. Total aircraft supporting ACMI, excluding dry leased aircraft as of June 30, 2006, were two Boeing 747-200 aircraft and 10 Boeing 747-400 aircraft, compared with nine Boeing 747-200 aircraft and 10 Boeing 747-400 aircraft supporting ACMI at June 30, 2005.

     AMC Charter revenue decreased primarily due to lower volume of AMC Charter flights offset by an increase in our AMC Charter rates. AMC Charter Block Hours were 9,076 for the first half of 2006, compared with 13,738 for the first half of 2005, a decrease of 4,662 Block Hours, or 33.9% . Revenue per Block Hour was $15,985 for the first half of 2006, compared with $14,068 for the first half of 2005, an increase of $1,917 per Block Hour, or 13.6% . The decrease in AMC Charter activity was the result of an overall reduction in U.S. Military’s heavy lift requirements and a reduced amount of ad-hoc business received. The increase in rate was primarily a function of an increase in the pegged rate for AMC fuel, which increased from 140 cents per gallon for the first half of 2005 to 220 cents per gallon for the first half of 2006.

     Commercial Charter revenue increased primarily as a result of both a higher volume of flights and higher Revenue per Block Hour. Commercial Charter Block Hours were 3,264 for the first half of 2006, compared with 2,231 for the first half of 2005, an increase of 1,033, or 46.3% . Revenue per Block Hour was $14,793 for the first half of 2006, compared with $13,940 for the first half of 2005, an increase of $853 per Block Hour, or 6.1% . The increase in rates is primarily attributed to higher fuel prices and the increase in Block Hour availability due to the reduction in AMC flying.

     Total Operating Revenue decreased 5.9% in the first half of 2006 compared with the first half of 2005, primarily as a result of a reduction in Block Hours partially offset by an increase in Revenue per Block Hour.

Operating Expenses

     The following table compares our operating expenses for the six months ended June 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Operating Expenses
Aircraft fuel	$216,487	$181,518	$34,969	19.3%
Salaries, wages and benefits	119,170	114,061	5,109	4.5%
Maintenance, materials and repairs	83,879	122,955	(39,076)	(31.8%	)
Aircraft rent	75,955	74,429	1,526	2.1%
Ground handling and airport fees	34,910	37,508	(2,598)	(6.9%	)
Landing fees and other rent	33,877	39,052	(5,175)	(13.3%	)
Depreciation and amortization	20,045	26,070	(6,025)	(23.1%	)
Gain on sale of assets	(2,779)	-	2,779	-
Travel	25,838	29,352	(3,514)	(12.0%	)
Pre-petition and post-emergence costs
and related professional fees	277	2,484	(2,207)	(88.8%	)
Other	53,236	50,463	2,773	5.5%
Total operating expense	$660,895	$677,892	$(16,997)	(2.5%	)

     Aircraft fuel expense increased primarily as a result of an increase in Scheduled Service and Commercial Charter fuel costs of $35.7 million slightly offset by a reduction in AMC fuel costs of $0.7 million. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately 206 cents for the first half of 2006, compared with approximately 163 cents for the first half of 2005, an increase of 43 cents, or 26.4% and a 2.5 million gallon, or 3.6%, increase in fuel consumption to 73.5 million gallons for the first half of 2006 from 70.9 million gallons during the first half of 2005. The average pegged fuel price per gallon for the AMC business was approximately 220 cents for the first half of 2006, compared with approximately 140 cents for the first half of 2005, an increase of 80 cents, or 57.1%, partially offset by a 17.1 million gallon, or 36.5%, decrease in fuel consumption to 29.8 million gallons for the first half of 2006 from 46.9 million gallons during the first half of 2005. The decrease in our AMC fuel consumption corresponds to the decrease of 4,662 Block Hours. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.

     Salaries, wages and benefits increased as a result of a $1.5 million or 2.2% increase in crew salary attributable to minimum hour guarantees and contractual pay increases and a $3.6 million or 8.1% increase in ground salaries. Included in the increase is the expensing of stock options for management, crew and other employees under SFAS No. 123R of $1.5 million for the first half of 2006, $1.4 million related to a one time severance accrual and increases in health insurance premiums. The increases are partially offset by a $4.3 million decrease in employment taxes related to the settlement with the IRS in the second quarter of 2006.

     Maintenance materials and repair decreased primarily as a result of fewer C Checks and engine overhauls. There were three C Checks on Boeing 747-200 aircraft in the first half of 2006, as compared with seven C Checks on Boeing 747-200 aircraft during the first half of 2005. There were three D Checks on Boeing 747-200 aircraft in the first half of 2006 compared with one D Check on Boeing 747-200 aircraft and three D Checks on Boeing 747-200 aircraft during the first half of 2005. There were 23 engine overhauls in the first half of 2006 compared with 35 during the first half of 2005. In addition, the reduction in maintenance costs results from lower Block Hours during 2006 and the reduction of maintenance expense related to aircraft that we are parking.

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

     Depreciation and amortization decreased primarily due to a $1.2 million decrease in the scrapping of rotable parts and a $4.6 million decrease in amortization of customer contracts as a result of the substantial reduction in the related intangibles due to the utilization of pre-emergence tax loss carryforwards (see Note 10 to the audited consolidated financial statements included in our 2005 10-K).

     Gain on sale of aircraft was the result of the sale of aircraft tail number N921FT (see Note 2 to our Financial Statements for further discussion).

     Travel decreased primarily due to a reduction in crew travel related to the decrease in total Block Hours.

     Pre-petition and post-emergence costs and related professional fees decreased due the winding down of the claims reconciliation process related to the bankruptcy proceedings.

     Other operating expenses increased primarily due to an increase in legal fees and consulting fees of $6.9 million and $2.9 million increase in cargo claims, increased use of contractors and the expensing of restricted stock awards for directors in 2006 offset by a decrease in professional fees of $2.6 million associated with the redesign of internal controls and a $1.1 million benefit for a reduction in interest and penalties from the settlement with the IRS in second quarter of 2006. The first half of 2005 also benefited from a $3.4 million reversal of an allowance for doubtful accounts.

     Total operating expense decreased in the first half of 2006 compared with the first half of 2005, primarily as a result of a decrease in maintenance expense partially offset by increased fuel costs.

Non-operating Expenses

     The following table compares our non-operating expenses for the six months ended June 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Non-operating Expenses
Interest income	$(7,242)	$(2,119)	$5,123	241.8%
Interest expense	34,488	35,798	(1,310)	(3.7%)
Other (income) expense, net	(911)	2,170	(3,081)	(142.0%)

     Interest income increased primarily due to an increase in our available cash balances, augmented by a general increase in interest rates.

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

     Income taxes. The effective tax rate for the first half of 2006 was 38.3% compared with an effective tax rate of 41.8% for the first half of 2005. Our rates for the first half of 2006 and 2005 differ from the statutory rate primarily due to the non-deductibility of certain items for tax purposes and the relationship of these items to our projected operating results for the year.

Segments

     Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. Under-utilized aircraft costs are allocated to segments based on Block Hours flown for Scheduled Service, AMC and Commercial Charter. ACMI is only allocated costs of operating aircraft based on the number of aircraft dedicated to ACMI customers.

     The following table compares our FAC for segments (see Note 5 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using FAC) for the six months ended June 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
FAC:
Scheduled Service	$(10,551)	$(7,511)	$(3,040)	(40.5%	)
ACMI	16,047	4,307	11,740	272.6%
AMC Charter	(2,052)	27,141	(29,193)	(107.6%	)
Commercial Charter	(4,596)	1,285	(5,881)	(457.7%	)
Total FAC	$(1,152)	$25,222	$(26,374)	(104.6%	)

Scheduled Service Segment

     FAC relating to the Scheduled Service segment decreased despite the improvement in revenue driven by an increase in Yield. The reduction in FAC is driven primarily by higher fuel costs and the impact of excess, under-utilized Boeing 747-200 capacity.

ACMI Segment

     FAC relating to the ACMI segment increased substantially as a result of the reduction of Block Hours of the less profitable Boeing 747-200 ACMI leases and an increase in Block Hours in the more profitable Boeing 747-400 ACMI leases.

AMC Charter Segment

     FAC relating to the AMC Charter segment decreased significantly despite an increase in Revenue per Block Hour. The most significant factor impacting the AMC Charter segment was the reduction in Block Hours and the increased fixed cost allocation related to the excess, under-utilized Boeing 747-200 capacity in the first half of 2006.

Commercial Charter Segment

     FAC relating to the Commercial Charter segment decreased primarily due to higher fuel costs and the impact of excess, under-utilized Boeing 747-200 capacity.

Liquidity and Capital Resources

     At June 30, 2006, we had cash and cash equivalents of $311.6 million, compared with $305.9 million at December 31, 2005, an increase of $5.7 million, or 1.9% . Subsequent to June 30, 2006, we used approximately $140.8 million of available cash to prepay our two credit facilities with Deutsche Bank and we terminated our Revolving Credit Facility. Despite a reduction in our cash balance as a result of this transaction, we still consider cash on hand and cash generated from operations to be more than sufficient to meet our debt and lease obligations and to finance expected capital expenditures of approximately $23.1 million for the remainder of 2006.

     Operating Activities. Net cash provided by operating activities for the first half of 2006 was $41.9 million, compared with net cash provided by operating activities of $109.8 million for the first half of 2005. The decrease in cash provided by operating activities is primarily related to a decrease in operating results and a larger reduction in accrued liabilities in the first half of 2006 compared with 2005.

     Investing Activities. Net cash used by investing activities was $4.8 million for the first half of 2006 consisting primarily of capital expenditures of $14.1 million offset by proceeds from sale of aircraft of $8.4 million and a decrease in restricted funds held in trust of $0.9 million. Net cash used by investing activities was $13.4 million for the first half of 2005, which reflects capital expenditures of $17.6 million offset by a decrease in restricted funds held in trust of $4.2 million.

     Financing Activities. Net cash used by financing activities was $31.3 million for the first half of 2006, which consisted primarily of $35.6 million of payments on long-term debt and capital lease obligations and a $0.1 million purchase of treasury stock offset by $3.1 million in proceeds from the exercise of stock options and a $1.3 million tax benefit on restricted stock and stock options. Net cash used by financing activities was $37.7 million for the first half of 2005, which consisted primarily of $47.7 million of payments on long-term debt and capital lease obligations and a $0.1 million purchase of treasury stock, offset by $10.0 million in loan proceeds from our Revolving Credit Facility that were subsequently repaid.

Debt Agreements

     See Note 7 to the audited consolidated financial statements included in the 2005 10-K for a description of the Company’s debt obligations and amendments thereto during the bankruptcy proceedings.

     At June 30, 2006, we had no borrowings outstanding under our Revolving Credit Facility and letters of credit totaling $0.4 million had been issued. On August 1, 2006, this facility was cancelled. Also as of June 30, 2006, we believe that we were in compliance with all of our debt covenants (see Note 9 to our Financial Statements for a discussion of our prepayment and termination of three credit facilities).

Off-Balance Sheet Arrangements

     There were no material changes in our off-balance sheet arrangements during the three months ended June 30, 2006.

Contractual Obligations

     There were no material changes in our non-cancelable contractual cash obligations during the three months ended June 30, 2006 (see Note 3 to our Financial Statements for a further discussion). As noted above, however, we have prepaid in full a large portion of our on-balance sheet debt in July 2006.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in our 2005 10-K except for the adoption of SFAS No. 123R on January 1, 2006.

     Stock-based compensation. The adoption of SFAS No. 123R, in 2006 requires the recording of stock-based compensation expense for issuances under our stock option plan over their requisite service period using a fair value approach similar to the pro forma disclosure requirements of SFAS No. 123. SFAS No. 123R does not mandate an option-pricing model to be used in determining fair value, but does require that the model selected consider certain variables. Different models would result in different valuations. Regardless of the method selected, significant judgment is required for some of the valuation assumptions. The most significant of these is the volatility of our common stock, estimated forfeiture rate and the estimated term that our stock options will be outstanding. The valuation calculation is sensitive to even slight changes in these estimates (see Note 3 to our Financial Statements for a further discussion).

Recent Accounting Pronouncements

     See Note 2 to our Financial Statements for a discussion of new accounting pronouncements.

Other Matters

     Effective April 25, 2006, Herbert J. Lanese resigned from the Boards of AAWW, Atlas and Polar. Mr. Lanese also resigned as a member of AAWW's Audit Committee at such time.

     On May 3, 2006, AAWW announced that it has appointed William J. Flynn to succeed Jeffery H. Erickson as President and Chief Executive Officer, effective June 22, 2006. Mr. Erickson remained as a special advisor to the Company until his retirement date of July 28, 2006. In addition, Mr. Erickson was reelected to the Board of Directors at the annual meeting of stockholders on June 27, 2006 (see Part II Item 4 of this report for further discussion of election of directors).

     Additionally, following the annual meeting of stockholders, the Board selected the members of our Audit Committee. The Audit Committee now consists of Messrs. Agnew (Chairman), Butler, Bernlohr, and Davis. Our Board has determined that Messrs. Butler and Davis are independent “audit committee financial experts” within the meaning of the federal securities laws.

     On May 31, 2006, our common stock began trading on The NASDAQ Stock market. Our common stock is currently listed on The NASDAQ Global Select Market under the ticker symbol “AAWW.”

Forward Looking Statements

     Our disclosure and analysis in this report, including but is not limited to the information discussed in the “Outlook” section above, contain forward-looking information about our financial results and estimates and business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will," "target" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies such as legal proceedings and financial results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2005 10-K, except as follows:

     Aviation fuel. Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10% increase in the average cost per gallon of fuel for the first half of 2006. Based on actual first half of 2006 fuel consumption for the Scheduled Service and Commercial Charter business segments, such an increase would result in an increase to aviation fuel expense of approximately $15.1 million for the first half of 2006. Fuel prices for AMC are set each September by the military and are fixed for the year and adjusted to actual costs incurred. ACMI does not present an aviation fuel market risk, as the cost of fuel is borne by the customer.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The term "disclosure controls and procedures" is defined in Rules 13a- 15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Remediation of Material Weaknesses and Significant Deficiencies

     Management has continued to make significant progress to remediate identified internal control deficiencies and to establish adequate disclosure controls and internal controls over financial reporting during the quarter ended June 30, 2006. As we continue to evaluate the operating effectiveness of internal controls during 2006, it is possible that management will identify additional deficiencies that meet the definition of a material weakness or significant deficiency and there can be no assurance that all material weaknesses or significant deficiencies will be remediated by December 31, 2006.

Changes in Internal Control over Financial Reporting

     Other than as expressly noted above in this Item 4, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our controls performed during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     With respect to the fiscal quarter ended June 30, 2006, the information required in response to this Item is set forth in Note 6 to our Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made the following repurchases of shares of our common stock during the fiscal quarter ended June 30, 2006:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Programs (b)	Programs

April 1, 2006 through	1,690	$46.00	—	—
April 30, 2006

May 1, 2006 through May	836	50.00	—	—
31, 2006

June 1, 2006 through June	—	—	—	—
30, 2006

Total	2,526	$47.34	—	—

(a) This column reflects the repurchase of 2,526 shares of common stock to satisfy individual tax liabilities of our employees relating to the vesting of restricted shares.

(b) There are no approved share repurchase programs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our annual meeting of stockholders held in New York, New York on June 27, 2006, our stockholders elected directors, and the shares present at the meeting were voted for or withheld from each nominee as follows:

Name	Number of Shares Voted For	Number of Shares Withheld

Robert F. Agnew	15,356,791	2,325,632

Timothy J. Bernlohr	16,490,184	1,192,239

Keith E. Butler	16,679,921	1,002,502

Eugene I. Davis	16,475,084	1,207,339

Jeffrey H. Erickson	16,707,366	975,057

William J. Flynn	16,707,366	975,057

James S. Gilmore	15,356,791	2,325,632

Carol B Hallett	16,695,021	987,402

Frederick McCorkle	16,694,921	987,502

     At the meeting, our stockholders also approved the Atlas Air Worldwide Holdings, Inc. 2006 Annual Incentive Plan for Senior Executives (the “2006 Plan”). The shares present at the meeting were voted on the proposal as follows:

12,843,411 shares voted for approval, 960,408 shares voted against the proposal, with 259,628 shares abstaining. There were no broker non-votes in respect of this proposal.

     The 2006 Plan replaces the 2005 Annual Incentive Plan for Senior Executives, which expired on December 31, 2005, and provides, among other things, for the payment of incentive awards primarily in the form of cash. In addition, the 2006 Plan contains provisions that protect our ability to take a tax deduction for performance-based awards made under the 2006 Plan, in conformance with Section 162(m) of the Internal Revenue Code (the “Code”) and related regulations, in the event that certain executive officers, who are awardees, receive more than $1.0 million of compensation in any one year. Section 162(m) of the Code limits the deductibility of certain compensation in excess of $1.0 million per year paid to “covered employees,” defined as our CEO and our other four most highly-compensated executive officers. The 2006 Plan addresses the limitation on deductibility by providing for compensation that qualifies as “performance-based compensation,” which is not subject to the limitation.

     The following paragraphs provide a summary of the principal features of the 2006 Plan. This summary is subject to, and qualified in its entirety by, the provisions of the 2006 Plan, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

     The 2006 Plan is administered by the Compensation Committee of our Board of Directors. The Plan’s participants include our CEO, President, Executive Vice Presidents and Senior Vice Presidents (five persons at the time of stockholder approval of the 2006 Plan). All eligible employees will be eligible to participate in the 2006 Plan if they are employed as eligible employees as of the first day of the 2006 Plan year, which is the calendar year. An individual who becomes an eligible employee during the 2006 Plan year will participate immediately, but only with respect to base salary earned on and after the date he or she first becomes an eligible employee, except as determined by the Compensation Committee in its sole discretion to allow exceptions (e.g., the consideration of base salary on an annualized basis).

     For each plan year, each participant in the 2006 Plan is entitled to receive a cash payment under the 2006 Plan based upon our achievement of a 2006 financial goal established by the Compensation Committee. Our 2006 financial goal is based upon our 2006 pre-tax profits. The Compensation Committee, in its sole discretion, may also reduce the award otherwise payable to a participant based upon other performance goals established by the Compensation Committee. Participants other than the CEO have a maximum bonus opportunity of 100% of annual base salary earned in the plan year. For the CEO, the maximum bonus opportunity is 160% of base annual salary earned in the plan year. However, no bonus awards will be paid unless we achieve a minimum pre-tax profit amount. If the financial goal is satisfied and such satisfaction is certified by the Compensation Committee, a participant is automatically entitled to one-half of his or her bonus, with payment of the remaining half dependent upon the participant’s individual performance.

     All amounts payable for an award will be paid in cash or our stock, as determined by the Compensation Committee, but our stock may be used only for the portion of an award that exceeds fifty percent (50%) of a participant’s base salary. If the Board of Directors determines in good faith that exigent circumstances exist which could have a material adverse impact on us if awards are paid, the Board of Directors will have the authority, in its absolute and sole discretion, to determine that (i) no awards will be paid under the 2006 Plan, (ii) awards will be reduced, (iii) payment of awards will be deferred for possible payment at a future date, or (iv) other adjustments will be made to the awards otherwise payable.

ITEM 6. EXHIBITS

     a.    Exhibits

     See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: August 14, 2006	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: August 14, 2006	/s/ Michael L. Barna
Michael L. Barna
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement dated April 21, 2006, between Atlas Air, Inc. and William Flynn.

10.2	Agreement between Atlas Air Worldwide Holdings, Inc. and Herbert J. Lanese, dated April 25, 2006, with respect to certain matters related to Mr. Lanese’s resignation.

10.3	Atlas Air Worldwide Holdings, Inc. 2006 Annual Incentive Plan for Senior Executives.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.