Form 10-Q
period 2006-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2006-11-13
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS: As of September 30, 2006, there were 19,996,261 shares of the registrant’s Common Stock outstanding.

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited)	1
	and December 31, 2005

	Condensed Consolidated Statements of Income for the Three and Nine Months	2
	Ended September 30, 2006, and 2005 (unaudited)

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended	3
	September 30, 2006, and 2005 (unaudited)

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	39

	Signatures	40

	Exhibit Index	41

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$172,837	$305,890
Restricted funds held in trust	140	1,077
Accounts receivable, net of allowance of $2,839
and $4,898, respectively	127,384	131,244
Prepaid maintenance	60,850	49,619
Deferred taxes	25,575	10,094
Prepaid expenses and other current assets	37,779	31,298
Total current assets	424,565	529,222
Other Assets
Property and equipment, net	578,319	573,870
Deposits and other assets	22,510	22,147
Lease contracts and intangible assets, net	40,257	55,571
Total Assets	$1,065,651	$1,180,810

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$21,143	$27,588
Accrued liabilities	168,737	178,741
Current portion of long-term debt and capital leases	19,246	53,380
Total current liabilities	209,126	259,709
Other Liabilities
Long-term debt and capital leases	403,923	529,742
Deferred tax liability	14,772	18,540
Other liabilities	29,747	14,914
Total other liabilities	448,442	563,196
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized;
no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized;
20,117,663 and 19,881,907 shares issued,
19,996,261 and 19,815,338 shares outstanding (net of treasury stock) at September 30, 2006 and December 31, 2005,
respectively	202	199
Additional paid-in-capital	288,973	256,046
Common stock to be issued to creditors	12,782	13,389
Treasury stock, at cost; 121,402 and 66,569 shares, respectively	(4,524)	(2,257)
Deferred compensation	-	(6,043)
Retained earnings	110,650	96,571
Total stockholders’ equity	408,083	357,905
Total Liabilities and Stockholders’ Equity	$1,065,651	$1,180,810

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Operating Revenues	$361,072	$404,899	$1,059,642	$1,147,030

Operating Expenses
Aircraft fuel	122,522	105,115	339,009	286,633
Salaries, wages and benefits	59,731	61,686	178,901	175,747
Maintenance, materials and repairs	32,966	49,467	116,845	172,422
Aircraft rent	38,534	37,552	114,489	111,981
Ground handling and airport fees	19,301	16,017	54,211	53,525
Landing fees and other rent	16,394	20,393	50,271	59,445
Depreciation and amortization	10,275	11,768	30,320	37,838
Gains on disposal of aircraft	(6,256)	(7,467)	(9,035)	(7,467)
Travel	11,219	14,896	37,057	44,248
Pre-petition and post-emergence costs
and related professional fees	39	504	316	2,988
Other	23,482	26,955	76,718	77,418
Total operating expenses	328,207	336,886	989,102	1,014,778

Operating income	32,865	68,013	70,540	132,252

Non-operating Expenses
Interest income	(2,679)	(2,015)	(9,921)	(4,134)
Interest expense	14,216	19,634	48,704	55,432
Loss on extinguishment of debt	12,518	-	12,518	-
Other (income) expense, net	398	(228)	(513)	1,942
Total non-operating expenses	24,453	17,391	50,788	53,240

Income before income taxes	8,412	50,622	19,752	79,012
Income tax expense	1,330	20,759	5,673	32,620
Net income	$7,082	$29,863	$14,079	$46,392

Income per share:

Basic	$0.34	$1.47	$0.68	$2.29

Diluted	$0.34	$1.44	$0.67	$2.24

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2006	2005

Cash Flows from Operating Activities:
Net income	$14,079	$46,392
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	30,320	37,838
Accretion of debt discount	9,424	12,729
Amortization of operating lease discount	1,381	1,376
Loss on extinguishment of debt	12,518	-
Provision (release of allowance) for doubtful accounts	(628)	(3,586)
Gains on disposal of aircraft	(9,035)	(7,467)
Amortization of debt issuance cost	1,011	253
Stock-based compensation expense	5,366	3,051
Other, net	3,032	-
Changes in operating assets and liabilities	(23,576)	98,449
Net cash provided by operating activities	43,892	189,035

Cash Flows from Investing Activities:
Capital expenditures	(25,971)	(24,070)
Decrease in restricted funds held in trust	937	19,822
Insurance proceeds	-	12,550
Proceeds from sale of aircraft	26,380	-
Net cash provided by investing activities	1,346	8,302

Cash Flows from Financing Activities:
Proceeds from loan	-	10,000
Proceeds from stock option exercises	3,718	164
Purchase of treasury stock	(2,267)	(2,260)
Excess tax benefits from share-based compensation expense	3,044	-
Loan fees	(250)	(92)
Payments on debt	(182,536)	(61,275)
Net cash used by financing activities	(178,291)	(53,463)

Net increase (decrease) in cash and cash equivalents	(133,053)	143,874

Cash and cash equivalents at the beginning of period	305,890	133,917

Cash and cash equivalents at the end of period	$172,837	$277,791

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

1. Basis of Presentation

     The accompanying interim Condensed Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly present the financial position of Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) and its consolidated subsidiaries as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2005 included in the Annual Report on Form 10-K of Holdings that was filed with the SEC on April 14, 2006 (the “2005 10-K”).

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

Assets Held for Sale

     In August 2005, aircraft tail number N921FT and two related spare engines were listed for sale by the Company and were sold in April 2006 for a gain of $2.8 million, net of related selling expenses.

     In June 2006, three additional Boeing 747-200 aircraft, tail numbers N509MC, N355MC and N534MC, were listed for sale and accounted for as assets held for sale. In addition, two other Boeing 747-200 aircraft, tail numbers N508MC and N920FT, are under capital lease and available for sublease. The Company performed an impairment test on all the aircraft and spare engines and determined that fair market value exceeded book value.

     The aggregate carrying value of aircraft and spare engines held for sale at September 30, 2006 and December 31, 2005 was $12.1 million and $5.7 million, respectively, which is included within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

     In September 2006, aircraft tail numbers N509MC and N534MC were sold for a total of approximately $18.0 million and the Company recorded a gain on the sale of approximately $6.2 million, net of related selling expenses.

     During October 2006, the Company completed sublease agreements of aircraft tail numbers N920FT and N508MC, respectively.

Investments

     The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method. The September 30, 2006 and December 31, 2005 aggregate carrying value of the investment of $3.9 million and $8.2 million, respectively, is included within Deposits and other assets in the Condensed Consolidated Balance Sheets. The decrease in the carrying value relates to the reduction in the intangible assets resulting from the impact of the reduction in pre-emergence tax liabilities and valuation allowances (see Note 8 for further discussion).

     These assets principally relate to the private company’s airline operating certificate and the Company’s proportionate share of the equity in the private company. Fair value of this investment was determined by an independent appraisal as of July 27, 2004 as part of fresh start accounting.

Concentration of Credit Risk and Significant Customers

     United States Military Airlift Mobility Command (“AMC”) charters accounted for 23.4% and 28.5% of the Company’s total revenues for the three months ended September 30, 2006 and 2005, respectively, and 21.7% and 26.9% of the Company’s total revenues for the nine months ended September 30, 2006 and 2005, respectively. Accounts receivable from the AMC were $17.2 million and $24.4 million at September 30, 2006 and December 31, 2005, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 12.7% and 9.6% of the Company’s total revenues for the three months ended September 30, 2006 and 2005, respectively, and 12.3% and 9.8% of the Company’s total revenues for the nine months ended September 30, 2006 and 2005, respectively. Accounts receivable from Emirates were $15.3 million and $13.4 million at September 30, 2006 and December 31, 2005, respectively. No other customer accounted for 10% or more of the Company’s total operating revenues during these periods.

Debt and Debt Discount

     The Company terminated its revolving credit facility (the “Revolving Credit Facility”) with Congress Financial Corporation and Wachovia Bank, National Association effective August 1, 2006. No early termination penalties or fees resulted from the early termination of the Revolving Credit Facility.

     On July 31, 2006, the Company repaid in full approximately $140.8 million in outstanding loans and terminated its two credit facilities with Deutsche Bank Trust Company Americas (“Deutsche Bank”). The Company’s two credit facilities with Deutsche Bank were a loan that was made to a wholly-owned subsidiary, Atlas Freighter Leasing III, Inc., and another loan made to Atlas (the “Aircraft Credit Facility” or “ACF”). See Note 7 to the audited consolidated financial statements included in the 2005 10-K for a full description of these facilities. In connection with the repayment, the Company incurred a one-time, non-cash pre-tax expense of approximately $12.5 million related to the write-off of the remaining unamortized discount and financing costs associated with such debt. As a result of the facility terminations, all covenants associated with them have been eliminated. In addition, liens were removed on certain Company assets, including one 747-100 aircraft, fourteen 747-200 aircraft, one 747-300 aircraft, certain accounts receivable, certain inventory and spare parts and certain spare engines.

     At September 30, 2006 and December 31, 2005, the Company had $84.9 million and $106.8 million, respectively, of unamortized discount related to fair market value adjustments recorded against debt upon application of fresh-start accounting, which is included in Long-term debt and capital leases in the Condensed Consolidated Balance Sheets (including current portions thereof). The discount is being amortized to interest expense using the effective interest method.

Intangible Assets

     During the nine months ended September 30, 2006, the Company wrote off its intangible assets as a result of the reduction of the Company’s tax liabilities and valuation allowances (see Note 8 for further discussion). The intangibles were included within Lease contracts and intangible assets, net in the Condensed Consolidated Balance Sheets.

Balance at December 31, 2005	$13,934
Amortization	(561)
Release of tax reserves, net	(13,373)
Balance at September 30, 2006	$-

Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income tax uncertainties. This interpretation is effective January 1, 2007 for the Company. The Company has not yet determined the impact that this interpretation will have on its results from operations or financial position.

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its results of operations or financial position.

Reclassifications

     Certain reclassifications have been made in the prior year’s Condensed Consolidated Financial Statement amounts and related note disclosures to conform to the current year’s presentation.

3. Stock-Based Compensation Plans

     At September 30, 2006, the Company has a 2004 Long Term Incentive and Share Award Plan (the “2004 LTIP”) which provides for awards of up to approximately 2.3 million shares of AAWW’s common stock to employees in various forms. These include non-qualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. Prior to January 1, 2006, the Company accounted for these awards under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Stock-option based employee compensation cost recognized in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2005 related only to restricted stock awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, which under APB 25 was deemed to be non-compensatory. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method. Therefore, compensation expense recognized during the three and nine months ended September 30, 2006 includes compensation expense for all newly granted and unvested stock options, restricted shares and options that are expected to vest subsequent to January 1, 2006, and results for prior periods have not been restated.

     In November 2005, the FASB staff issued FASB Staff Position (“FSP”) No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R and reported in the Condensed Consolidated Statements of Cash Flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company will complete its evaluation during the fourth quarter of 2006.

     As a result of the adoption of SFAS No. 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended September 30, 2006 are $0.7 million and $0.6 million lower, respectively, and for the nine months ended September 30, 2006, are $2.2 million and $1.6 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted income per share for the three months ended September 30, 2006 would each have been $0.03 higher and for the nine months ended September 30, 2006 would have been $0.08 and $0.08 higher, respectively, if the Company had not adopted SFAS No. 123R.

     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess cash tax benefit classified as a financing cash inflow for the nine months ended September 30, 2006 was $3.1 million.

     The fair value of all option grants is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the vesting period or requisite service period, if shorter. The following table illustrates the effect on net income if the fair-value-based method per SFAS No. 123 had been applied to all outstanding awards for the three and nine months ended September 30, 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net income, as reported	$29,863	$46,392
Add: Restricted stock expense, net of tax	577	1,820
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(971)	(2,790)

Pro forma net income	$29,469	$45,422

Basic income per share:
As reported	$1.47	$2.29
Pro forma	$1.45	$2.24
Diluted income per share:
As reported	$1.44	$2.24
Pro forma	$1.42	$2.20

     While the fair-value-based method prescribed by SFAS No. 123R is similar to the fair-value-based method disclosed under the provisions of SFAS No. 123 in most respects, there are some differences. SFAS No. 123R requires the Company to estimate option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. As a result, the Company records stock-based compensation expense only for those awards expected to vest. For periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS No. 123.

     The fair value of all option grants is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the vesting period or requisite service period, if shorter. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the average of the historical volatility of a peer group of several similar entities, due to the limited trading history of the Company’s stock. Historically, the average expected life was based on the vesting period of the option. Option grants on or after January 1, 2006 will have expected lives adjusted for the expected exercise behavior of option recipients. The risk-free interest rate is based on U.S. Treasury constant maturities (nominal) with a term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical termination behavior, as well as an analysis of actual option forfeitures. The assumptions used in the Black-Scholes-Merton option pricing model are as follows:

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Expected stock price volatility	26.1-37.4%	38.5%
Risk free interest rate	2.81-5.17%	3.80-4.03%
Expected life of options (years)	0.75-4.25	3.0-4.0
Expected annual dividend per share	None	None
Estimated annual forfeiture rate	5.0%	None

Non-qualified Stock Options

     The portion of the 2004 LTIP applicable to employees is administered by the compensation committee (the “Compensation Committee”) of the board of directors of the Company (the “Board”), which also establishes the terms of the awards. Non-qualified stock options and restricted shares have been the only forms of awards under the 2004 LTIP granted by the Compensation Committee to date. A total of 611,425 shares of common stock remained available for future award grants (including restricted stock and stock options) to management and the Board as of September 30, 2006.

     Non-qualified stock options granted under the 2004 LTIP vest over a three or four year period, which generally is the requisite service period, and expire seven to ten years from the date of grant. As of September 30, 2006, options to acquire a total of 1,073,700 shares of common stock have been granted to management under the 2004 LTIP. Non-qualified stock options may be granted at any price but, generally, are not granted with an exercise price less than the fair market value of the stock on the date of grant.

     Included within the 2004 LTIP is a separate sub-plan (the “2004 Employee Plan”), which provides for awards of up to 495,303 shares of common stock to employees in the form of non-qualified options or incentive stock options. The portion of the 2004 Employee Plan applicable to employees is administered by the Compensation Committee of the Board, which also establishes the terms of the awards. As of September 30, 2006, non-qualified stock options have been the only form of award granted by the Compensation Committee since the adoption of the 2004 Employee Plan.

     Non-qualified stock options granted under the 2004 Employee Plan vest over a three year period, which generally is the requisite service period, and expire seven years from the date of grant. Options to acquire a total of 299,979 shares of common stock have been granted to employees under the 2004 Employee Plan. A total of 195,324 shares of common stock remained available for future award grants as of September 30, 2006.

     A summary of the Company’s options as of September 30, 2006 and changes during the nine months then ended is presented below:

			Weighted-Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2005	1,102,122	$21.29
Granted	75,000	48.79
Exercised	(172,315)	21.81
Forfeited	(41,692)	24.93
Outstanding at September 30, 2006	963,115	$23.18	6.4	$19,982

Exercisable at September 30, 2006	388,506	$19.26	5.3	$9,426

     The weighted average fair value of the options granted during the three months ended September 30, 2006 was $16.31 and $18.05 and $8.52 during the nine months ended September 30, 2006 and 2005, respectively. The total fair value for the options that vested during the three and nine months ended September 30, 2006 was $6.3 million and $8.9 million, respectively. No options were granted during the three months ended September 30, 2005.

     The total intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $0.6 million and $3.7 million, respectively.

     As of September 30, 2006, there was $3.8 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over the remaining weighted-average life of 1.1 years.

Restricted Share Awards

     Restricted shares granted under the 2004 LTIP vest and are being expensed over three, four or five year periods which generally are the requisite service periods, as applicable. As of September 30, 2006, a total of 763,267 restricted shares have been granted under the 2004 LTIP. All shares were valued at their fair market value on the date of issuance and the fair value for all shares granted is $12.3 million. This amount was originally recorded in equity as Deferred compensation and the unamortized amount of $6.0 million at December 31, 2005 was reclassified to Additional paid-in capital upon adoption of SFAS No. 123R. For the three months ended September 30, 2006 and 2005, the Company recognized compensation expense of $1.1 million and $1.1 million, respectively, and for the nine months ended September 30, 2006 and 2005, the Company recognized compensation expense of $3.2 million and $3.1 million, respectively, for restricted share awards. The compensation expense recognized for restricted share awards subsequent to adoption of SFAS No. 123R is net of estimated forfeitures. The effect of estimated forfeitures to unvested awards previously expensed prior to January 1, 2006 was immaterial. Unrecognized compensation cost as of September 30, 2006 was $6.4 million and will be recognized over the remaining weighted average life of 1.2 years.

     A summary of the Company’s restricted shares as of September 30, 2006 and changes during the nine months then ended are presented below:

		Weighted-Average
	Number	Grant-Date
Restricted Share Awards	of Shares	Fair Value

Unvested at December 31, 2005	413,665	$18.74
Granted	104,667	46.71
Vested	(199,995)	18.28
Forfeited	(87,435)	18.65
Unvested at September 30, 2006	230,902	$31.85

     The weighted-average grant-date fair value of restricted shares granted during the three months ended September 30, 2006 and September 30, 2005, was $39.13 and $28.53, respectively, and $46.71 and $25.92 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

4. Related Party Transactions

     James S. Gilmore III, a non-employee director of the Company, is a partner at the law firm of Kelley Drye & Warren LLP. The Company paid legal fees to the firm of Kelley Drye & Warren LLP of $0.1 million and $1.0 million for the three months ended September 30, 2006 and 2005, respectively and $0.6 million and $3.5 million for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006 and December 31, 2005, the Company had a payable balance to Kelley Drye & Warren LLP of zero and $0.2 million, respectively, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets. Mr. Gilmore has not served on the Audit Committee since joining the Board in July 2004.

     Atlas dry leases three owned aircraft to a company in which the Company owns a minority investment as of September 30, 2006. The investment is accounted for under the equity method. The leases have terms that mature at various dates through July 2007. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for the three aircraft was $11.5 million and $11.2 million for the three months ended September 30, 2006 and 2005, respectively, and $34.0 million and $33.5 million for the nine months ended September 30, 2006 and 2005, respectively.

5. Segment Reporting

     The Company has four reportable segments: Scheduled Service, ACMI, AMC Charter and Commercial Charter. All reportable segments are engaged in the business of transporting air cargo but have different operating and economic characteristics which are separately reviewed by the Company’s management. The Company evaluates performance and allocates resources to its segments based upon income (loss) before income taxes, excluding pre-petition and post-emergence costs and related professional fees, unallocated corporate and other items (“Fully Allocated Contribution” or “FAC”). Management views FAC as the best measure to analyze profitability and contribution to net income or loss of the Company’s individual segments. Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. Under-utilized aircraft costs are allocated to segments based on Block Hours flown for Scheduled Service, AMC and Commercial Charter. For ACMI, management only allocates costs of operating aircraft based on the number of aircraft dedicated to ACMI customers.

     The Scheduled Service segment provides airport-to-airport scheduled air freight and available on-forwarding services primarily to freight forwarding customers. By transporting cargo in this way, the Company carries all of the commercial revenue risk (yields and cargo loads) and bears all of the direct costs of operation, including fuel. Distribution costs include direct sales costs through the Company’s own sales force and through commissions paid to general sales agents. Commission rates typically range between 2.5% and 5% of commissionable revenue sold. Scheduled Service is highly seasonal, with peak demand coinciding with the retail holiday season, which traditionally begins in September and lasts through mid-December.

     The ACMI segment provides aircraft, crew, maintenance and insurance services, whereby customers receive the use of an insured and maintained aircraft and crew in exchange for, in most cases, a guaranteed monthly level of operation at a predetermined rate for defined periods of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel.

     The AMC Charter segment provides full-planeload charter flights to the U.S. Military through the AMC. The AMC Charter business is similar to the Commercial Charter business in that the Company is responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel used during AMC flights is fixed by the military. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. The Company receives reimbursement from the AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed price; if the price of fuel paid by the Company is less than the fixed price, then the Company pays the difference to the AMC. The AMC buys capacity on a fixed basis annually and on an ad-hoc basis continuously. The Company competes for this business through a teaming arrangement devised for the allocation of AMC flying among competing carriers. At September 30, 2006, there were three groups of carriers (or teams) and several independent carriers that are not part of any other team that compete for the business. The Company is a member of a team led by FedEx Corporation (“FedEx”) and pays a commission to the FedEx team based upon the revenues the Company receives under such contracts. The formation of additional competing teaming arrangements, an increase by other air carriers in their commitment of aircraft to the Civil Reserve Air Fleet (“CRAF”) program, or the withdrawal of any of the current team members, especially FedEx, or a reduction of the number of planes pledged to the CRAF program by our team, could adversely affect the amount of AMC business awarded to the Company in the future.

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

     The following table sets forth revenues and FAC for the Company’s four reportable business segments reconciled to operating income (loss) and income (loss) before income taxes as required by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues:
Scheduled Service	$158,458	$138,546	$439,717	$400,661
ACMI	94,047	115,876	294,599	348,037
AMC Charter	84,574	115,516	229,651	308,789
Commercial Charter	11,986	22,823	60,269	53,923
All Other	12,007	12,138	35,406	35,620
Total operating revenues	$361,072	$404,899	$1,059,642	$1,147,030

FAC:
Scheduled Service	$(6,772)	$6,913	$(17,324)	$(597)
ACMI	12,674	12,533	28,722	16,841
AMC Charter	11,389	18,873	9,338	46,015
Commercial Charter	(2,282)	2,070	(6,878)	3,355

Total FAC	15,009	40,389	13,858	65,614

Add back (subtract):
Unallocated other	(296)	3,270	9,692	8,919
Gain on disposal of aircraft	6,256	7,467	9,035	7,467
Pre-petition and post-emergence costs
and related professional fees	(39)	(504)	(316)	(2,988)
Interest income	(2,679)	(2,015)	(9,921)	(4,134)
Interest expense	14,216	19,634	48,704	55,432
Other, net	398	(228)	(513)	1,942

Operating income	32,865	68,013	70,539	132,252

(Add back) subtract:
Interest income	(2,679)	(2,015)	(9,921)	(4,134)
Interest expense	14,216	19,634	48,704	55,432
Loss on extinguishment of debt	12,518	-	12,518	-
Other, net	398	(228)	(513)	1,942

Income before income taxes	$8,412	$50,622	$19,751	$79,012

6. Commitments and Contingencies

     On May 12, 2005, the Company entered into a slot conversion agreement with Israel Aircraft Industries Ltd. and PSF Conversions LLP (“IAI”) pursuant to which the Company had the option to convert four Boeing 747-400 passenger aircraft to Boeing 747-400 special freighter (“747-400SF”) configuration during the period from late 2007 to mid 2009. The agreement also included an option covering the modification of up to nine additional Boeing 747-400 passenger aircraft to 747-400SF aircraft during the period from 2009 to 2011. At December 31, 2005, the Company had a balance of $2.5 million of capitalized option costs, including capitalized interest of $0.1 million, which was included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

     On July 31, 2006, the Company sent IAI a notice of termination of the slot conversion agreement. The Company has entered into discussions with IAI for alternative uses of the deposits previously made by the Company on the slot conversion agreement. During 2006, the Company made additional deposits on the slot conversions. The Company has reclassified the deposits as a receivable of $2.5 million included in Prepaid expenses and other current assets and Prepaid maintenance of $1.6 million in the Condensed Consolidated Balance Sheets as of September 30, 2006.

     On September 8, 2006, Atlas and The Boeing Company (“Boeing”) entered into a purchase agreement (the “Agreement”) providing for the purchase by Atlas of 12 Boeing 747-8 freighter aircraft. The Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 aircraft expected to be in service by the end of 2011. In addition, the Agreement provides Atlas with rights to purchase up to an additional 14 Boeing aircraft, of which one is being held under option. Committed expenditures under this Agreement, including agreements for spare engines and related flight equipment, including estimated amounts for contractual price escalations, pre-delivery deposits and required option payments, will be approximately $36.2 million for the remainder of 2006, $32.2 million in 2007, $246.7 million in 2008, $184.1 million in 2009, $991.9 million in 2010 and $690.5 million thereafter. Under the Agreement, Atlas has accrued the initial deposit of $40.0 million of which $2.9 million was paid as of September 30, 2006, and is included in Property and equipment, net in the Condensed Consolidated Balance Sheets. On October 6, 2006, Atlas made a payment of $35.1 million related to the initial deposit.

     On September 11, 2006, Atlas received a commitment to provide financing for up to four of the first twelve Boeing 747-8 aircraft to be delivered. Atlas has accrued the financing costs associated with this commitment of $1.0 million as of September 30, 2006, which is included in Deposits and other assets in the Condensed Consolidated Balance Sheets.

     On September 20, 2006, the Company entered into a fixed forward purchase commitment for 5.5 million gallons of aviation fuel at a total cost of $10.5 million for use during the fourth quarter of 2006.

Guarantees and Indemnifications

Financings and Guarantees

     Information with respect to indemnities and guarantees appears in Note 13 of the 2005 10-K.

Restricted Deposits and Letters of Credit

     At September 30, 2006 and December 31, 2005, respectively the Company had $4.3 million and $0.9 million of restricted deposits either pledged under standby letters of credit related to collateral or for certain deposits required in the normal course for items, including, but not limited to, foreign exchange trades, airfield privileges, judicial deposits and insurance. These amounts are included in Deposits and other assets in the Condensed Consolidated Balance Sheets.

Legal Proceedings

     Except for the updated items below, information with respect to legal proceedings appears in Note 13 of the 2005 10-K.

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

     In both cases, the Company believes that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods missing. Furthermore, the Company will seek appropriate indemnity from the shipper in each claim. The Company believes that its ultimate exposure to this matter is not expected to materially affect its financial condition, results of operations or liquidity.

     The Company is currently defending other Brazilian customs claims which individually, or in the aggregate, will not have a material impact on the Company.

Department of Justice Investigation and Related Litigation

     The Department of Justice (the “DOJ”) has initiated an investigation into the pricing practices of a number of cargo carriers, including Polar (the “DOJ Investigation”). In connection with the DOJ Investigation, Polar was served with a search warrant at its Long Beach, California office on February 14, 2006, pursuant to which government agents obtained certain files and interviewed a number of office staff members. Polar also received a subpoena dated February 14, 2006 requesting discovery of additional relevant documents. The Company is fully cooperating with the DOJ in its investigation. Other than the subpoena, there has been no complaint or demand of the Company by the DOJ regarding the matters that are the subject of the DOJ Investigation.

     As a result of the DOJ Investigation, AAWW, Polar and a number of other cargo carriers have been named co-defendants in approximately 80 class action suits filed in multiple jurisdictions of the U.S. Federal District Court. The complaints universally allege, among other things, that the defendants, including AAWW and Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges. They seek treble damages and injunctive relief. All of the suits have been transferred or are awaiting transfer to the United States District Court for the Eastern District of New York, where the cases have been consolidated for pre-trial purposes. The Company has notified its directors and officers’ insurance carrier of these lawsuits and has engaged outside counsel. Also, the Company has contacted counsel for the other named defendants with respect to conducting a joint defense in an effort to limit defense costs where possible. Further, the Company, Polar and a number of other cargo carriers have been named as defendants in a civil class action suit in Ontario, Canada that is substantially similar to the class action suits in the United States.

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

SEC Investigation

     The SEC has withdrawn its proofs of claim filed in connection with the Company’s Chapter 11 bankruptcy proceedings. The Company is currently engaged in discussions with the SEC regarding a Wells Notice issued to the Company in October 2004. Pending possible resolution of this matter, the Company will continue to cooperate fully with the SEC in respect of its investigation of the Company. The Company believes that its ultimate exposure to this matter is not expected to materially affect its financial condition, results of operations or liquidity.

Southern Litigation

     On September 29, 2006, the Company settled its litigation with respect to Southern Air, Inc. As part of the settlement, Southern Air, Inc. released all claims asserted or which could have been asserted against the Company and the trial court entered an order which dismissed all claims brought against the Company with prejudice on the merits. There are therefore no affirmative claims being asserted against the Company in the action at this time. In addition, by virtue of this dismissal, the Company obtained an order from the Bankruptcy Court expunging all claims of Southern Air, Inc. in the Company’s Chapter 11 bankruptcy proceedings.

Bankruptcy Proofs of Claim

     Since the Company’s emergence from bankruptcy in July of 2004, the Company has devoted significant effort to reconcile claims to determine the validity, extent, priority and amount of asserted claims against the debtors’ bankruptcy estates. To further this process, the Company has filed several objections to general unsecured claims and to cure claims, including the objection to the claims made by the Internal Revenue Service (the “IRS”), which is described below.

Total Claims

     As of September 30, 2006, the Company has reviewed over 3,050 scheduled and filed claims aggregating approximately $7.7 billion, with a maximum of $690.1 million of claims that could potentially be allowed. Approximately $667.3 million of claims have been allowed as of September 30, 2006, including $13.0 million of cure claims and $6.0 million of other secured and priority claims. Claims of $22.8 million remain unresolved; however, the amount of unresolved claims continues to be reduced by virtue of the ongoing claims reconciliation process.

Atlas General Unsecured Claims

     As of September 30, 2006, the Company has made pro rata distributions of 16,185,033 of the 17,202,666 shares of common stock allocated to holders of allowed general unsecured claims against Holdings, Atlas, Airline Acquisition Corp. I and Atlas Worldwide Aviation Logistics, Inc., based on the allowed claims through July 1, 2006. General unsecured claims of approximately $2.6 billion were filed against these entities. As of September 30, 2006, claims of $607.0 million have been allowed, claims of $22.7 million remain disputed, and the balance of claims have been withdrawn or disallowed; however, the amount of unresolved claims continues to be reduced by virtue of the ongoing claims reconciliation process.

     On October 12, 2006, the Company distributed 396,625 shares of common stock pursuant to the claims process. As of that date, there are 621,008 shares of common stock to be distributed to claims holders. The remaining shares of common stock will be distributed to general unsecured claims holders on a periodic basis.

Polar General Unsecured Claims

     The Company has paid cash equal to sixty cents on the dollar for allowed unsecured claims against Polar. General unsecured claims of approximately $408.5 million were filed against Polar. As of September 30, 2006, claims of $41.3 million have been allowed, claims of $0.1 million remain disputed and the balance of claims have been withdrawn or disallowed; however, the amount of unresolved claims continues to be reduced by virtue of the ongoing claims reconciliation process. The Company estimates the additional allowed general unsecured claims against Polar will ultimately be less than $0.1 million.

Administrative Claims

IRS Claim

     As part of an ongoing audit and in conjunction with the claims process from the Company’s bankruptcy, the IRS submitted proofs of claim with the bankruptcy court for alleged income tax, employee withholding tax, Federal Unemployment Tax Act (“FUTA”) and excise tax obligations, including penalties and interest. On July 20, 2006, the Bankruptcy Court confirmed an “Order to Allow IRS Employment Tax Claims.” The IRS amended its proofs of claim against Atlas and Polar for employee withholding tax and FUTA tax, reducing the asserted liability to approximately $4.6 million of priority unsecured claims pursuant to an agreement reached with the Company. The Company paid the IRS claim on July 24, 2006 and the Company reversed $5.4 million in excess reserves to income in the second quarter of 2006. The Company reached a final settlement of an income tax examination during September of 2006. The settlement did not require any payment of cash income taxes, interest or penalties. As a result of this settlement, the Company reduced its income tax reserves by approximately $20.1 million relating to the years 2001 through 2003. The Company released approximately $18.1 million of the reserves as a reduction to intangible assets and additional paid-in capital. These reserves were recorded prior to the Company’s emergence from bankruptcy and were released in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The remainder of the reserves of approximately $2.0 million was recorded subsequent to the Company’s emergence from bankruptcy and was applied as a reduction to income tax expense.

     In addition, based on the settlement, the Company determined that additional tax loss carryforwards of $133.3 million were available and accordingly recorded a deferred tax asset of $46.6 million. The Company also recorded an offsetting valuation allowance of $32.7 million against that deferred tax asset, resulting in a net deferred tax asset of $13.9 million being reflected from the settlement with a related credit to additional paid in capital.

Other Contingencies

     In May 2006, as part of the Company’s ongoing review of internal processes and procedures, Polar identified and notified HM Revenue and Customs (“HMRC”) in the United Kingdom that certain contractors, who were engaged to perform various services at Polar’s Prestwick, Scotland maintenance facility, may now be deemed employees under UK law. As a result, Polar may have been required to withhold taxes and other amounts on behalf of such persons. Polar is attempting to settle this matter with the HMRC and has established a payroll tax accrual for its estimated liability. The Company believes that its ultimate exposure to this matter is not expected to materially affect its financial condition, results of operations or liquidity.

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

7. Income Per Share and Number of Common Shares Outstanding

     Basic income per share represents net income divided by the weighted average number of common shares outstanding during the measurement period. Diluted income per share represents net income divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period.

     The calculation of basic and diluted income per share for the following periods is as follows (dollars and shares in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Numerator:
Net income	$7,082	$29,863	$14,079	$46,392

Denominator for basic earnings per share	20,730	20,306	20,613	20,243
Effect of dilutive securities:
Stock options	275	273	301	238
Restricted stock	105	208	165	229
Denominator for diluted earnings per share	21,110	20,787	21,079	20,710

Basic income per share	$0.34	$1.47	$0.68	$2.29
Diluted income per share	$0.34	$1.44	$0.67	$2.24

8. Taxes

     The Company’s effective tax rates are 15.8% and 41.0% for the three months ended September 30, 2006 and 2005, respectively, and 28.7% and 41.3% for the nine months ended September 30, 2006 and 2005, respectively. The 2006 rates differ from the statutory rate primarily due the final settlement of an income tax examination during the third quarter of 2006 and also to the non-deductibility of certain items for tax purposes and the relationship of these items to the Company’s projected operating results for the year. The settlement of the income tax examination reduced the Company’s income tax expense for the third quarter by approximately $2.0 million. This reduction resulted in a lower effective tax rate for the three and nine months ended September 30, 2006. For 2005, the rates exceeded the statutory rate due to the effect of state taxes and non-deductible items.

     During the three and nine months ended September 30, 2006, the Company recorded a deferred tax provision of approximately $0.8 million and $5.1 million, respectively. The Company reached a final settlement of an income tax examination during the month of September 2006. The settlement did not require any payment of cash income taxes, interest or penalties. In addition, based on the settlement, the Company determined the additional loss carryforwards of $133.3 million were available and recorded a deferred tax asset of $46.6 million. The Company also recorded an offsetting valuation allowance of $32.7 million against that deferred tax asset, resulting in a net deferred tax asset of $13.9 million.

The Company recorded a valuation allowance primarily because of limitations on the utilization of loss carryforwards in future years.

     As a result of this settlement, the Company reduced its income tax reserves by approximately $20.1 million relating to the years 2001 through 2003. The Company released approximately $18.1 million of the reserves as a reduction of intangible assets and additional paid-in capital. These reserves were recorded prior to the Company’s emergence from bankruptcy and were released in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The remainder of the reserves of approximately $2.0 million was recorded subsequent to the Company’s emergence from bankruptcy and was applied as a reduction of income tax expense. As a result of these changes to the Company’s deferred tax assets, the Company has a net deferred tax asset of approximately $11.9 million at September 30, 2006, compared with a net deferred tax liability of approximately $8.4 million at December 31, 2005 (see Note 10 to the audited consolidated financial statements included in the 2005 10-K for further discussion).

9. Subsequent Events

     Aircraft Subleases and Sales

     During October 2006, the Company completed sublease agreements of aircraft tail numbers N920FT and N508MC, respectively. On November 7, 2006, the Company sold aircraft tail number N858FT for $0.9 million.

     Term Sheet with DHL

     On October 12, 2006, Polar Air Cargo Worldwide, Inc. (formerly named Airline Acquisition Corp I, "PACW"), a Delaware corporation and a wholly-owned direct subsidiary of AAWW, entered into a term sheet (the "LOI") with DHL Network Operations (USA), Inc. ("DHL"), an Ohio corporation and a wholly-owned indirect subsidiary of Deutsche Post AG, for DHL to acquire a 49% equity interest, including a 25% voting interest, in PACW in exchange for $150 million in cash (the "Purchase Price").

     The LOI also contemplates the parties entering into a blocked-space agreement for a 20-year term (subject to early termination at five year intervals), whereby PACW will provide guaranteed access to air cargo capacity on its scheduled-service network to DHL through six Boeing 747-400 freighter aircraft (the "DHL Express Network Service").

     Under the LOI, $75 million of the Purchase Price will be paid by DHL at closing, with the remaining $75 million being paid in two equal installments (plus interest) on January 15, 2008 and November 17, 2008, subject to acceleration based upon commencement of the DHL Express Network Service prior to October 31, 2008.

     PACW also will enter into a number of commercial arrangements with its affiliates, Atlas and Polar. Under these arrangements, PACW will lease six Boeing 747-400 aircraft and Atlas Air and/or Polar will provide to PACW flight crew, maintenance, insurance and other related services. A number of these commercial arrangements will become effective upon commencement of the DHL Express Network Service.

     Commencement of the DHL Express Network Service may occur at any time prior to, but not later than, October 31, 2008. The LOI also provides DHL with the right to request that PACW accelerate commencement of the DHL Express Network Service, and PACW has agreed to take all commercially reasonable steps to undertake such conversion. PACW will continue to operate its regular scheduled service business.

     By signing the LOI, the parties have agreed to negotiate in good faith and to execute definitive agreements as soon as possible, but in any event prior to November 10, 2006, or as otherwise agreed to by the parties, and otherwise to use best efforts to consummate the transactions contemplated by the LOI on an expedited basis. DHL has been granted an exclusive period through December 15, 2006 to negotiate definitive documentation with PACW, during which period PACW will negotiate exclusively with DHL and will not negotiate or enter into any alternative transactions. The LOI may be terminated by either party after December 15, 2006 if DHL and PACW have not executed definitive agreements to effectuate the terms of the LOI. The parties are currently in the process of negotiating such definitive agreements, which are subject to the approval of each party’s board of directors and certain regulators including the Department of Transportation (“DOT”).

     Fuel Hedges

     Subsequent to September 30, 2006 the Company entered into several hedges for aviation fuel which expire on December 31, 2006, and carry a weighted average price of $1.828 per gallon on volume of 9.75 million gallons.

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

ATM	Available Ton Miles, which represent the maximum available tons (capacity) per actual miles flown. It is calculated by multiplying the available capacity (tonnage) of the aircraft by the miles flown by the aircraft.

Block Hours	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

RATM	Revenue per Available Ton Mile, which represents the average revenue received per available ton mile flown. It is calculated by dividing operating revenues by ATMs.

Revenue Per	Calculated by dividing operating revenues by Block Hours.
Block Hour

RTM	Revenue Ton Mile, which is calculated by multiplying actual revenue tons carried by miles flown.

Load Factor	The average amount of weight flown per the maximum available capacity. It is calculated by dividing RTMs by ATMs.

Yield	The average amount a customer pays to fly one ton of cargo one mile. It is calculated by dividing operating revenues by RTMs.

A/B Checks	Low level maintenance checks performed on aircraft at an interval of approximately 400 to 1,100 flight hours.

C Checks	High level or “heavy” airframe maintenance checks which are more intensive in scope than an A/B
Check and are generally performed on an 18 to 24 month interval.

D Checks	High level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed on an interval of 6 to 10 years or 25,000 to 28,000 flight hours, whichever comes first.

FAC	Income (loss) before taxes, excluding pre-petition and post-emergence costs and related professional fees, unallocated corporate and other items. We evaluate performance and allocate resources to our segments based upon this measure.

Business Strategy and Outlook

     We are the leading provider of outsourced aircraft operations and related services, with operations in Asia, Australia, the Middle East, Africa, Europe, South America and the U.S. We create value by providing our customers a combination of highly reliable and proven aircraft, a large fleet and scale of operations that provide flexibility to meet customer aircraft requirements, high-quality operations, and a track record for handling valuable cargo in a safe and timely manner. We operate aircraft on behalf of airlines, freight forwarders and the U.S. military, as well as for our own account. Our four primary services are:

  ACMI, where we provide our customers with the aircraft, crew, maintenance and insurance;

  Scheduled service, where we provide freight forwarders and other shippers with scheduled airport-to-airport cargo services;

  Air Mobility Command charters, where we provide air cargo services to the U.S. military; and

  Commercial charters, where we provide all-inclusive cargo aircraft charters.

     We also lease aircraft to other commercial cargo airlines with and without any other support services (which we call “dry leasing”).

     Our strategy includes the following:

  Focus on long-term contracts;

  Enhance service, improve efficiency and reduce costs through continuous improvement initiatives;

  Deploy a fleet of leading-edge aircraft; and

  Expand our service offerings to meet customer demands.

     After our emergence from bankruptcy, we began to implement key initiatives of our strategy and in late 2005, we announced a Continuous Improvement program that, if successfully implemented, could benefit our operating performance by more than $100 million. We expect our 2006 second-half performance will include approximately $14.0 million in benefits from these cost-saving initiatives, primarily in the fourth quarter. The majority of the benefits are likely to be realized in 2007 and the balance in 2008.

     Benefits are expected to be generated from increased service reliability and cost savings, including: enhanced employee and operating efficiency to achieve lower per-block hour crew costs; strengthened fuel management practices; enhanced processes for managing aircraft maintenance and improved procurement policies and procedures.

     Our fleet renewal efforts are currently focused on phasing out the older aircraft in our fleet. We have sold three Boeing 747-200 aircraft and we have entered into dry leases for two of the three remaining classic aircraft that had ceased flying as of June 30, 2006. In response to this fleet reduction, we have made corresponding reductions in our crew and ground staffing levels.

     On July 31, 2006, we repaid in full approximately $140.8 million in outstanding loans and terminated the two credit facilities with Deutsche Bank. We also terminated our Revolving Credit Facility on August 1, 2006. The prepayment and terminations are expected to have a positive effect on future pre-tax earnings and cash flow as the variable rates on the debt far exceeded the average investment rate on the cash used to repay the debt, subject to any future financings. This provides us with increased financial flexibility, as all the restrictive covenants associated with the three facilities have been eliminated.

     On September 8, 2006, Atlas and Boeing entered into the Agreement providing for the purchase by Atlas of 12 Boeing 747-8 freighter aircraft. The Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 aircraft expected to be in service by the end of 2011. In addition, the Agreement provides Atlas with rights to purchase up to an additional 14 Boeing aircraft at fixed prices, of which one is being held under option.

     Our Scheduled Service business is highly seasonal. We currently expect FAC for the 2006 commercial peak season, which generally runs from September through mid-December, to improve relative to the peak season in 2005. The DOT has recently awarded us an additional four frequencies (for service between the United States and China) effective in March 2007 (bringing the total frequencies to 16).

     Block Hours operated in the ACMI segment declined during the first nine months of 2006 compared with the same period in 2005, primarily due to reduced Boeing 747-200 aircraft Block Hours. In early 2006, we capitalized on market opportunities to reduce the number of Boeing 747-200 aircraft used which had the effect of reducing flying in our ACMI segment. The reduction of the less profitable Boeing 747-200 ACMI flying has resulted in improved FAC for the ACMI segment for the nine months ended September 30, 2006 compared with the same period in 2005.

     AMC flying has continued to operate at reduced levels through the nine months ended September 30, 2006 and is expected to continue to operate at reduced levels for the remainder of this year. While AMC is expected to be a significant contributor to our 2006 business activity, AMC Block Hours in 2006 will not equal 2005 levels. We have received notice from the AMC that our base rate per Block Hour, excluding fuel costs, will increase in excess of 5.0% and that the pegged price for fuel is 225 cents beginning October 1, 2006.

     Aviation fuel is a significant operating cost in our Scheduled Service business. During the nine months ended September 30, 2006, the average price per gallon for non-AMC aviation fuel was 213 cents, an increase of 25.2% over the average price of 170 cents per gallon during the same period in 2005. With respect to the fourth quarter of 2006, we have hedged approximately 42% of our projected scheduled service uplift through a combination of physical fixed fuel purchases and jet fuel swaps. For the swaps, we are the fixed price payor. The hedges, which were entered into at the beginning of the fourth quarter of 2006, expire on December 31, 2006, and carry a weighted average price of $1.828 per gallon on volume of 9.75 million gallons. The physical fixed purchases cover 5.5 million gallons of jet fuel for delivery in the fourth quarter at a fixed cost of $1.913 per gallon (excluding into plane fees and taxes). We are reviewing (but have not committed to) fuel hedging opportunities for 2007.

     Also, effective March 2006, Atlas received approval from the Federal Aviation Administration to operate its fleet of Boeing 747-400s under a revised maintenance program, which we expect will lower future maintenance expense. We currently expect our maintenance expense for the remainder of 2006 to be significantly lower than the comparable period of 2005, primarily due to reduced overall Block Hours and the reduction in our operating fleet as described above.

Results of Operations

Three Months Ended September 30, 2006 and 2005

     The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

Operating Statistics

     The table below sets forth selected operating data for the three months ended September 30:

			Increase /		Percent
	2006	2005	(Decrease)		Change
Block Hours
Scheduled Service	10,269	8,972	1,297		14.5%
ACMI	15,773	20,804	(5,031)		(24.2%)
AMC Charter	5,196	8,194	(2,998)		(36.6%)
Commercial Charter	840	1,364	(524)		(38.4%)
All Other	198	182	16		8.8%
Total Block Hours	32,276	39,516	(7,240)		(18.3%)

Revenue Per Block Hour
ACMI	$5,963	$5,570	$393		7.1%
AMC Charter	16,277	14,098	2,179		15.5%
Commercial Charter	14,269	16,732	(2,463)		(14.7%)

Scheduled Service Traffic
RTM's (000's)	384,061	343,607	40,454		11.8%
ATM's (000's)	610,307	519,169	91,138		17.6%
Load Factor	62.9%	66.2%	3.3	pts	(5.0%)
RATM	$0.260	$0.267	$(0.007)		(2.6%)
Yield	$0.413	$0.403	$0.010		2.5%

Fuel
Scheduled Service and Commercial
Charter
Average fuel cost per gallon	$2.26	$1.85	$0.41		22.2%
Fuel gallons consumed (000's)	37,464	36,063	1,401		3.9%
AMC
Average pegged fuel cost per gallon	$2.20	$1.40	$0.80		57.1%
Fuel gallons consumed (000's)	17,137	28,115	(10,978)		(39.0%)

Fleet (average during the period)
Operating Aircraft count	32.0	39.0	(7.0)		(17.9%)
Dry Leased *	3.0	3.0	-		-
Out of service *	6.0	-	6.0		-

     * Dry leased and out of service (including held for sale) aircraft are not included in the operating fleet aircraft count average.

Operating Revenues

     The following table compares our operating revenues for the three months ended September 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Operating Revenues
Scheduled Service	$158,458	$138,546	$19,912	14.4%
ACMI	94,047	115,875	(21,828)	(18.8%)
AMC Charter	84,574	115,516	(30,942)	(26.8%)
Commercial Charter	11,986	22,823	(10,837)	(47.5%)
Other revenue	12,007	12,139	(132)	(1.1%)
Total operating revenues	$361,072	$404,899	$(43,827)	(10.8%)

     Scheduled Service revenue increased primarily due to higher Yields and an increase in Block Hours. The increase in Yield is partially attributable to the increase in rates reflecting higher fuel prices. RTMs in the Scheduled Service segment were 384.1 million on a total capacity of 610.3 million ATMs in the third quarter of 2006, compared with RTMs of 343.6 million on a total capacity of 519.2 million ATMs in the third quarter of 2005. Block Hours were 10,269 in the third quarter of 2006, compared with 8,972 for the third quarter of 2005, an increase of 1,297, or 14.5% . Block Hours for the 2005 quarter were negatively impacted by the Polar pilots’ strike which began in the second half of September 2005 and ended in early October 2006. Load Factor was 62.9% with a Yield of $0.413 in the third quarter of 2006, compared with a Load Factor of 66.2% with a Yield of $0.403 in the third quarter of 2005, representing a decrease of 3.3 pts and an increase of 2.5%, respectively. RATM in our Scheduled Service segment was $0.260 in the third quarter of 2006, compared with $0.267 in the third quarter of 2005, representing a decrease of 2.6% .

     ACMI revenue decreased primarily due to lower Block Hours, partially offset by an increase in Revenue per Block Hour. ACMI Block Hours were 15,773 for the third quarter of 2006, compared with 20,804 for the third quarter of 2005, a decrease of 5,031 Block Hours, or 24.2% . Revenue per Block Hour was $5,963 for the third quarter of 2006, compared with $5,570 for the third quarter of 2005, an increase of $393 per Block Hour, or 7.1% . The increase in rate per Block Hour reflects higher proportional Boeing 747-400 usage in this segment. The reduction in Block Hours is the result of our sale or dry lease of aircraft that had previously operated in the Boeing 747-200 ACMI market. Total aircraft supporting ACMI, excluding dry leased aircraft as of September 30, 2006, were two Boeing 747-200 aircraft and 10 Boeing 747-400 aircraft, compared with seven Boeing 747-200 aircraft and ten Boeing 747-400 aircraft supporting ACMI at September 30, 2005.

     AMC Charter revenue decreased primarily due to lower volume of AMC Charter flights offset by an increase in AMC Charter rates. AMC Charter Block Hours were 5,196 for the third quarter of 2006, compared with 8,194 for the third quarter of 2005, a decrease of 2,998 Block Hours, or 36.6% . Revenue per Block Hour was $16,277 for the third quarter of 2006, compared with $14,098 for the third quarter of 2005, an increase of $2,179 per Block Hour, or 15.5%. The decrease in AMC Charter activity was the result of an overall reduction in the U.S. Military’s heavy lift requirements and a reduction in the amount of ad-hoc business received. The increase in rate was primarily a function of an increase in the pegged rate for AMC fuel, which increased from 140 cents per gallon for the third quarter of 2005 to 220 cents per gallon for the third quarter of 2006.

     Commercial Charter revenue decreased primarily as a result of a decrease in Revenue per Block Hour and lower Block Hours. Commercial Charter Block Hours were 840 for the third quarter of 2006, compared with 1,364 for the third quarter of 2005, a decrease of 524, or 38.4% . Revenue per Block Hour was $14,269 for the third quarter of 2006, compared with $16,732 for the third quarter of 2005, a decrease of $2,463 per Block Hour, or 14.7%. The decrease in Revenue per Block Hour during the period is partly the result of fewer return trips from one-way AMC missions and more westbound Asia-Pacific flights which generally have a lower rate per Block Hour.

     Total Operating Revenue decreased in the third quarter of 2006 compared with the third quarter of 2005, primarily as a result of a reduction in Block Hours partially offset by an increase in Revenue per Block Hour.

Operating Expenses

     The following table compares our operating expenses for the three months ended September 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Operating Expenses
Aircraft fuel	$122,522	$105,115	$17,407	16.6%
Salaries, wages and benefits	59,731	61,686	(1,955)	(3.2%)
Maintenance, materials and repairs	32,966	49,467	(16,501)	(33.4%)
Aircraft rent	38,534	37,552	982	2.6%
Ground handling and airport fees	19,301	16,017	3,284	20.5%
Landing fees and other rent	16,394	20,393	(3,999)	(19.6%)
Depreciation and amortization	10,275	11,768	(1,493)	(12.7%)
Gain on disposal of aircraft	(6,256)	(7,467)	(1,211)	(16.2%)
Travel	11,219	14,896	(3,677)	(24.7%)
Pre-petition and post-emergence costs
and related professional fees	39	504	(465)	(92.3%)
Other	23,482	26,955	(3,473)	(12.9%)
Total operating expense	$328,207	$336,886	$(8,679)	(2.6%)

     Aircraft fuel expense increased as a result of the increase in fuel prices offset in part by a decrease in fuel consumption. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately 226 cents for the third quarter of 2006, compared with approximately 185 cents for the third quarter of 2005, an increase of 41 cents, or 22.2% . Fuel consumption for the Scheduled Service and Commercial Charter businesses increased 1.4 million gallons or 3.9% to 37.5 million gallons for the third quarter of 2006 from 36.1 million gallons during the third quarter of 2005 as a result of increased Block Hours. The average pegged fuel price per gallon for the AMC business was approximately 220 cents for the third quarter of 2006, compared with approximately 140 cents for the third quarter of 2005, an increase of 80 cents, or 57.1%, partially offset by a 11.0 million gallon, or 39.0%, decrease in fuel consumption, to 17.1 million gallons for the third quarter of 2006 from 28.1 million gallons during the third quarter of 2005. The decrease in our AMC fuel consumption corresponds to the decrease of 2,998 Block Hours. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.

     Salaries, wages and benefits decreased primarily as a result of a decrease in crew salaries related to the reduction in the operating fleet and Block Hours offset by the expensing of stock options of $0.7 million for management, crew and other employees under SFAS No. 123R for the third quarter of 2006.

     Maintenance materials and repair decreased primarily as a result of fewer engine overhauls and the absence of D Checks offset primarily by one additional C Check. There were three C Checks on a Boeing 747-200 aircraft in the third quarter of 2006, as compared with two C Checks on Boeing 747-200 aircraft and two D Checks during the third quarter of 2005. There were six engine overhauls in the third quarter of 2006 compared with 13 during the third quarter of 2005. The reduction in maintenance costs is also the result of lower Block Hours during 2006 and the absence of A/B Checks related to aircraft that currently are parked or have been sold. The events described above are outsourced maintenance events. We have also realized improvements in the average cost of a C Check as a result of our cost savings initiatives.

     Aircraft rent increased slightly due to the increase in re-accommodated air transportation on other freight carriers. Ground handling and airport fees increased mainly as a result of an increase in the Scheduled Service business, the primary user of such services.

     Landing fees and other rent decreased primarily due to a reduction in AMC and Commercial Charter Block Hours offset by an increase in Scheduled Service.

     Depreciation and amortization decreased primarily due to a $2.5 million decrease in amortization of customer contracts as a result of the substantial reduction in the related intangibles due to the utilization of pre-emergence tax loss carryforwards and release of pre-emergence tax contingency reserves (see Note 8 to the consolidated financial statements included herein).

     Gain on disposal of aircraft was the result of the sale of aircraft tail numbers N509MC, and N534MC in 2006 (see Note 2 to our Financial Statements for further discussion) compared with the insurance gain on the disposition of aircraft tail number N808MC in 2005 (see Note 5 to the audited consolidated financial statements included in our 2005 10-K).

     Travel decreased primarily due to a reduction in crew travel related to the decrease in total Block Hours and improved efficiency in crew scheduling.

     Pre-petition and post-emergence costs and related professional fees decreased due to the winding down of the claims reconciliation process related to the bankruptcy proceedings.

     Other operating expenses decreased due to a decrease in professional fees of $2.4 million associated with the redesign of internal controls that occurred in 2005, a $2.0 million decrease in freight and various expenses offset by an increase in consulting fees of $1.3 million.

     Total operating expense decreased in the third quarter of 2006 compared with the third quarter of 2005 primarily as a result of a decrease in maintenance expense and salaries wages and benefits partially offset by increased fuel costs.

Non-operating Expenses

     The following table compares our non-operating expenses for the three months ended September 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Non-operating Expenses
Interest income	$(2,679)	$(2,015)	$664	33.0%
Interest expense	14,216	19,634	(5,418)	(27.6%)
Loss on extinguishment of debt	12,518	-	12,518	-
Other (income) expense, net	398	(228)	(626)	(274.6%)

     Interest income increased primarily due to a general increase in interest rates.

     Interest expense decreased primarily as a result of repayment of debt, including the prepayment of $140.8 million of the Deutsche Bank Facilities floating rate debt on July 31, 2006 (see Note 2 to our Financial Statements for further discussion).

     Loss on extinguishment of debt is the result of the prepayment of the Deutsche Bank Facilities (see Note 2 to our Financial Statements for further discussion).

     Other (income) expense, net decreased primarily due to unrealized losses on the revaluation of foreign denominated receivables into U.S. dollars. The U.S. dollar had strengthened against most foreign currencies during the period compared with the prior year when the U.S. dollar had weakened against most foreign currencies.

     Income taxes. The effective tax rate for the third quarter of 2006 was 15.8% compared with an effective tax rate of 41.0% for the third quarter of 2005. The rates differ from the statutory rate primarily due the final settlement of an income tax examination during the third quarter of 2006 and also to the non-deductibility of certain items for tax purposes and the relationship of these items to the Company’s projected operating results for the year. The settlement of the income tax examination reduced the Company’s income tax expense for the third quarter by approximately $2.0 million. This reduction resulted in a low effective tax rate for the three months ended September 30, 2006.

Segments

     Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. Under-utilized aircraft costs are allocated to segments based on Block Hours flown for Scheduled Service, AMC and Commercial Charter. For ACMI, we only allocate costs of operating aircraft based on the number of aircraft dedicated to ACMI customers.

     The following table compares our FAC for segments (see Note 5 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using FAC) for the three months ended September 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
FAC:
Scheduled Service	$(6,772)	$6,913	$(13,685)	(198.0%)
ACMI	12,674	12,533	141	1.1%
AMC Charter	11,389	18,873	(7,484)	(39.7%)
Commercial Charter	(2,282)	2,070	(4,352)	(210.2%)
Total FAC	$15,009	$40,389	$(25,380)	(62.8%)

Scheduled Service Segment

     FAC relating to the Scheduled Service segment decreased despite the improvement in revenue driven by an increase in Yield and Block Hours. The reduction in FAC is driven primarily by higher fuel costs, the decrease in the return flights of one-way AMC missions and the impact of excess, under-utilized Boeing 747-200 capacity.

ACMI Segment

     FAC relating to the ACMI segment increased slightly as a result of an increase in rate per Block Hour reflecting higher proportional Boeing 747-400 usage in this segment offset by the reduction of Block Hours of the less profitable Boeing 747-200 ACMI agreements.

AMC Charter Segment

     FAC relating to the AMC Charter segment decreased significantly despite an increase in revenue per Block Hour. The most significant factor impacting the AMC Charter segment was the reduction in Block Hours and the increased fixed cost allocation related to the excess, under-utilized Boeing 747-200 capacity in the third quarter of 2006.

Commercial Charter Segment

     FAC relating to the Commercial Charter segment decreased primarily due to higher fuel costs, the decrease in the return flights of one-way AMC missions and the impact of excess, under-utilized Boeing 747-200 capacity.

Nine Months Ended September 30, 2006 and 2005

Operating Statistics

     The table below sets forth selected operating data for the nine months ended September 30:

			Increase /		Percent
	2006	2005	(Decrease)		Change
Block Hours
Scheduled Service	28,920	27,989	931		3.3%
ACMI	49,839	63,901	(14,062)		(22.0%)
AMC Charter	14,272	21,932	(7,660)		(34.9%)
Commercial Charter	4,104	3,595	509		14.2%
All Other	575	649	(74)		(11.4%)
Total Block Hours	97,710	118,066	(20,356)		(17.2%)

Revenue Per Block Hour
ACMI	$5,911	$5,446	$465		8.5%
AMC Charter	16,091	14,079	2,012		14.3%
Commercial Charter	14,685	14,999	(314)		(2.1%)

Scheduled Service Traffic
RTM's (000's)	1,078,079	1,065,903	12,176		1.1%
ATM'S (000's)	1,708,803	1,629,053	79,750		4.9%
Load Factor	63.1%	65.4%	(2.3	pts)	(3.5%)
RATM	$0.257	$0.246	$0.011		4.6%
Yield	$0.408	$0.376	$0.032		8.5%

Fuel
Scheduled Service and Commercial Charter
Average fuel cost per gallon	$2.13	$1.71	$0.42		24.6%
Fuel gallons consumed (000's)	110,937	106,997	3,940		3.7%

AMC
Average pegged fuel cost per gallon	$2.20	$1.40	$0.80	57.1%
Fuel gallons consumed (000's)	46,887	74,971	(28,084)	(37.5%)

Fleet (average during the period)
Operating Aircraft count *	36.4	39.0	(2.6)	(6.7%)
Dry Leased **	3.0	3.0	-	-
Out of service **	2.0	0.6	1.4	233.3%

     * Includes tail number N921FT which did no commercial flying in the first three months of 2006 and was sold in April of 2006. The operating aircraft count also includes the three aircraft held for sale and the two aircraft available for lease at September 30, 2006, which did no commercial flying during the third quarter of 2006.

     ** Dry leased and out of service aircraft are not included in the operating fleet aircraft count average.

Operating Revenues

     The following table compares our operating revenues for the nine months ended September 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Operating Revenues
Scheduled Service	$439,717	$400,661	$39,056	9.7%
ACMI	294,599	348,037	(53,438)	(15.4%)
AMC Charter	229,651	308,789	(79,138)	(25.6%)
Commercial Charter	60,269	53,923	6,346	11.8%
Other revenue	35,406	35,620	(214)	(0.6%)
Total operating revenues	$1,059,642	$1,147,030	$(87,388)	(7.6%)

     Scheduled Service revenue increased primarily due to higher Yields and a slight increase in Block Hours. The increase in Yield is partially attributable to the increase in rates reflecting higher fuel prices. Block Hours for the 2005 quarter were negatively impacted by the Polar pilots’ strike which began in the second half of September 2005 and ended in early October 2006. RTMs in the Scheduled Service segment were 1,078.1 million on a total capacity of 1,708.8 million ATMs in the first three quarters of 2006, compared with RTMs of 1,065.9 million on a total capacity of 1,629.1 million ATMs in the first three quarters of 2005. Block Hours were 28,920 in the first three quarters of 2006, compared with 27,989 for the first three quarters of 2005, an increase of 931, or 3.3% . Load Factor was 63.1% with a Yield of $0.408 in the first three quarters of 2006, compared with a Load Factor of 65.4% and a Yield of $0.376 in the first three quarters of 2005 representing a decrease of 2.3 pts. and an increase of 8.5%, respectively. RATM in our Scheduled Service segment was $0.257 in the first three quarters of 2006, compared with $0.246 in the first three quarters of 2005, representing an increase of 4.6%.

     ACMI revenue decreased primarily due to lower Block Hours partially offset by an increase in Revenue per Block Hour. ACMI Block Hours were 49,839 for the first three quarters of 2006, compared with 63,901 for the first three quarters of 2005, a decrease of 14,062 Block Hours, or 22.0% . Revenue per Block Hour was $5,911 for the first three quarters of 2006, compared with $5,446 for the first three quarters of 2005, an increase of $465 per Block Hour, or 8.5% . The reduction in Block Hours is the result of our sale or dry lease of aircraft that had previously operated in the Boeing 747-200 ACMI market. The increase in rate per Block Hour reflects higher proportional Boeing 747-400 usage in this segment. Total aircraft supporting ACMI, excluding dry leased aircraft as of September 30, 2006, were two Boeing 747-200 aircraft and 10 Boeing 747-400 aircraft, compared with seven Boeing 747-200 aircraft and ten Boeing 747-400 aircraft supporting ACMI at September 30, 2005.

     AMC Charter revenue decreased primarily due to lower volume of AMC Charter flights offset by an increase in our AMC Charter rates. AMC Charter Block Hours were 14,272 for the first three quarters of 2006, compared with 21,932 for the first three quarters of 2005, a decrease of 7,660 Block Hours, or 34.9% . Revenue per Block Hour was $16,091 for the first three quarters of 2006, compared with $14,079 for the first three quarters of 2005, an increase of $2,012 per Block Hour, or 14.3% . The decrease in AMC Charter activity was the result of an overall reduction in U.S. Military’s heavy lift requirements and a reduced amount of ad-hoc business received. The increase in rate was primarily a function of an increase in the pegged rate for AMC fuel, which increased from 140 cents per gallon for the first three quarters of 2005 to 220 cents per gallon for the first three quarters of 2006.

     Commercial Charter revenue increased primarily as a result of a higher volume of flights. Commercial Charter Block Hours were 4,104 for the first three quarters of 2006, compared with 3,595 for the first three quarters of 2005, an increase of 509, or 14.2% . Revenue per Block Hour was $14,685 for the first three quarters of 2006, compared with $14,999 for the first three quarters of 2005, a decrease of $314 per Block Hour, or 2.1% . The increase in Block Hour availability is primarily due to the reduction in AMC flying. The decrease in Revenue per Block Hour during the period is the result of fewer return trips from one-way AMC missions and more westbound Asia-Pacific flights which generally have a lower rate per Block Hour.

     Total Operating Revenue decreased in the first three quarters of 2006 compared with the first three quarters of 2005, primarily as a result of a reduction in Block Hours partially offset by an increase in Revenue per Block Hour.

Operating Expenses

     The following table compares our operating expenses for the nine months ended September 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Operating Expenses
Aircraft fuel	$339,009	$286,633	$52,376	18.3%
Salaries, wages and benefits	178,901	175,747	3,154	1.8%
Maintenance, materials and repairs	116,845	172,422	(55,577)	(32.2%)
Aircraft rent	114,489	111,981	2,508	2.2%
Ground handling and airport fees	54,211	53,525	686	1.3%
Landing fees and other rent	50,271	59,445	(9,174)	(15.4%)
Depreciation and amortization	30,320	37,838	(7,518)	(19.9%)
Gain on disposal of aircraft	(9,035)	(7,467)	1,568	21.0%
Travel	37,057	44,248	(7,191)	(16.3%)
Pre-petition and post-emergence costs
and related professional fees	316	2,988	(2,672)	(89.4%)
Other	76,718	77,418	(700)	(0.9%)
Total operating expense	$989,102	$1,014,778	$(25,676)	(2.5%)

     Aircraft fuel expense increased as a result of the increase in fuel prices offset in part by a decrease in fuel consumption in the AMC business due to lower Block Hours. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately 213 cents for the first three quarters of 2006, compared with approximately 171 cents for the first three quarters of 2005, an increase of 42 cents, or 24.6% and a 3.9 million gallon, or 3.7% and an increase in fuel consumption to 110.9 million gallons for the first three quarters of 2006 from 107.0 million gallons during the first three quarters of 2005 as a result of increased Block Hours. The average pegged fuel price per gallon for the AMC business was approximately 220 cents for the first three quarters of 2006, compared with approximately 140 cents for the first three quarters of 2005, an increase of 80 cents, or 57.1%, partially offset by a 28.1 million gallon, or 37.5% decrease in fuel consumption to 46.9 million gallons for the first three quarters of 2006 from 75.0 million gallons during the first three quarters of 2005. The decrease in our AMC fuel consumption corresponds to the decrease of 7,660 Block Hours from 21,932 to 14,272. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.

     Salaries, wages and benefits increased by $1.8 million as a result of a one time severance package related to the departure of the former CEO and search costs related to hiring our new CEO and the expensing of stock options of $2.2 million for management, crew and other employees under SFAS No. 123R for the third quarter of 2006 offset by a reduction in crew salaries related to the reduction in the operating fleet and Block Hours.

     Maintenance materials and repair decreased primarily as a result of fewer C and D Checks and engine overhauls. There were six C Checks on Boeing 747-200 aircraft in the first three quarters of 2006, compared with nine C Checks on Boeing 747-200 aircraft during the first three quarters of 2005. There were three D Checks on Boeing 747-200 aircraft in the first three quarters of 2006 compared with four D Checks on Boeing 747-400 aircraft and two D Checks on Boeing 747-200 aircraft during the first three quarters of 2005. There were 29 engine overhauls in the first three quarters of 2006 compared with 48 during the first three quarters of 2005. In addition, the reduction in maintenance costs results from lower Block Hours during 2006 and the absence of A/B Checks related to aircraft that we are parking or have sold. We have also had improvements in the average cost of a C and D Check as a result of our cost savings initiatives.

     Aircraft rent increased slightly due to the increase in re-accommodated air transportation on other freight carriers.

     Ground handling and airport fees increased primarily due to an increase in the Scheduled Service business, the primary user of such services partially offset by a reduction in handling costs.

     Landing fees and other rent decreased primarily due to a reduction in AMC Block Hours.

     Depreciation and amortization decreased primarily due to a $7.1 million decrease in amortization of intangibles as a result of the substantial reduction in the related intangibles due to the utilization of pre-emergence tax loss carryforwards (see Note 8 to the consolidated financial statements included herein).

     Gain on disposal of aircraft was the result of the sale of aircraft tail numbers N921FT, N509MC, and N534MC in 2006 (see Note 2 to our Financial Statements for further discussion) compared with the insurance gain on the disposition of aircraft tail number N808MC in 2005 (see Note 5 to the audited consolidated financial statements included in our 2005 10-K).

     Travel decreased primarily due to a reduction in crew travel related to the decrease in total Block Hours and improved efficiency in crew scheduling becoming effective in the third quarter.

     Pre-petition and post-emergence costs and related professional fees decreased due to the winding down of the claims reconciliation process related to the bankruptcy proceedings.

     Other operating expenses decreased slightly primarily due to a decrease in professional fees of $5.3 million associated with the redesign of internal controls, a $5.3 million decrease in freight and various expenses and a $2.0 million benefit for a reduction in interest and penalties from the settlement with the IRS in 2006 offset by an increase in legal and consulting fees of $7.9 million. The first three quarters of 2005 also benefited from a $3.4 million reversal of an allowance for doubtful accounts compared with a benefit of $0.6 million in 2005.

     Total operating expense decreased in the first three quarters of 2006 compared with the first three quarters of 2005, primarily as a result of a decrease in maintenance expense, landing fees, travel, depreciation and amortization, partially offset by increased fuel costs.

Non-operating Expenses

     The following table compares our non-operating expenses for the nine months ended September 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
Non-operating Expenses
Interest income	$(9,921)	$(4,134)	$5,787	140.0%
Interest expense	48,704	55,432	(6,728)	(12.1%)
Loss on extinguishment of debt	12,518	-	12,518	-
Other (income) expense, net	(513)	1,942	2,455	126.4%

     Interest income increased primarily due to an increase in our average available cash balances, augmented by a general increase in interest rates.

     Interest expense decreased primarily as a result of repayment of debt including the prepayment of $140.8 million of the Deutsche Bank Facilities floating rate debt on July 31, 2006 (see Note 2 to our Financial Statements for further discussion).

     Loss on extinguishment of debt is the result of the prepayment of the Deutsche Bank Facilities (see Note 2 to our Financial Statements for further discussion).

     Other, net improved primarily due to unrealized gains on the revaluation of foreign denominated receivables into U.S. dollars. The U.S. dollar had weakened against most foreign currencies during the period compared with the prior year when the U.S. dollar had strengthened against most foreign currencies.

     Income taxes. The effective tax rate for the first three quarters of 2006 was 28.7% compared with an effective tax rate of 41.8% for the first three quarters of 2005. The rates differ from the statutory rate primarily due the final settlement of an income tax examination during the third quarter of 2006 and also to the non-deductibility of certain items for tax purposes and the relationship of these items to the Company’s projected operating results for the year. The settlement of the income tax examination reduced the Company’s income tax expense for the third quarter by approximately $2.0 million. This reduction resulted in a low effective tax rate for the nine months ended September 30, 2006.

Segments

     Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. Under-utilized aircraft costs are allocated to segments based on Block Hours flown for Scheduled Service, AMC and Commercial Charter. ACMI is only allocated costs of operating aircraft based on the number of aircraft dedicated to ACMI customers.

     The following table compares our FAC for segments (see Note 5 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using FAC) for the nine months ended September 30:

			Increase /	Percent
	2006	2005	(Decrease)	Change
FAC:
Scheduled Service	$(17,324)	$(597)	$(16,727)	2,801.8%
ACMI	28,722	16,841	11,881	70.5%
AMC Charter	9,338	46,015	(36,677)	(79.7%)
Commercial Charter	(6,878)	3,355	(10,233)	(305.0%)
Total FAC	$13,858	$65,614	$(51,756)	(78.9%)

Scheduled Service Segment

     FAC relating to the Scheduled Service segment decreased despite the improvement in revenue driven by an increase in Yield and Block Hours. The reduction in FAC is driven primarily by higher fuel costs, the decrease in the return flights of one-way AMC missions and the impact of excess, under-utilized Boeing 747-200 capacity.

ACMI Segment

     FAC relating to the ACMI segment increased as a result of the reduction of Block Hours of the less profitable Boeing 747-200 ACMI leases offset by an increase in rate per Block Hour reflecting higher proportional Boeing 747-400 usage in this segment.

AMC Charter Segment

     FAC relating to the AMC Charter segment decreased significantly despite an increase in revenue per Block Hour. The most significant factor impacting the AMC Charter segment was the reduction in Block Hours and the increased fixed cost allocation related to the excess, under-utilized Boeing 747-200 capacity in the third quarter of 2006.

Commercial Charter Segment

     FAC relating to the Commercial Charter segment decreased primarily due to higher fuel costs, the decrease in the return flights of one-way AMC missions and the impact of excess, under-utilized Boeing 747-200 capacity.

Liquidity and Capital Resources

     At September 30, 2006, we had cash and cash equivalents of $172.8 million, compared with $305.9 million at December 31, 2005, a decrease of $133.1 million, or 43.5% . In the third quarter of 2006, we used approximately $140.8 million of available cash to prepay our two credit facilities with Deutsche Bank and we terminated our Revolving Credit Facility. Despite the reduction in our cash balance as a result of these transactions, we still consider cash on hand and cash generated from operations to be more than sufficient to meet our debt and lease obligations and to finance expected capital expenditures of approximately $11.3 million for the remainder of 2006. Subsequent to September 30, 2006, we paid $35.1 million to Boeing as part of the initial deposit on our aircraft purchase agreement with Boeing.

     Operating Activities. Net cash provided by operating activities for the first three quarters of 2006 was $44.1 million, compared with net cash provided by operating activities of $189.0 million for the first three quarters of 2005. The decrease in cash provided by operating activities is primarily related to a decrease in operating results and a larger reduction in accrued liabilities in the first three quarters of 2006 compared with 2005.

     Investing Activities. Net cash provided by investing activities was $1.3 million for the first three quarters of 2006, consisting primarily of proceeds from sale of aircraft of $26.4 million and a decrease in restricted funds held in trust of $0.9 million offset, by capital expenditures of $26.0 million. Net cash provided by investing activities was $8.3 million for the first three quarters of 2005, which reflects insurance proceeds of $12.6 million and a decrease in restricted funds held in trust of $19.8 million, offset by capital expenditures of $24.1 million.

     Financing Activities. Net cash used by financing activities was $178.5 million for the first three quarters of 2006, which consisted primarily of $182.5 million of payments on long-term debt and capital lease obligations and a $2.3 million purchase of treasury stock offset by $3.5 million in proceeds from the exercise of stock options and a $3.2 million tax benefit on restricted stock and stock options. Net cash used by financing activities was $53.5 million for the first three quarters of 2005, which consisted primarily of $61.3 million of payments on long-term debt and capital lease obligations and $2.3 million of purchases of treasury stock, offset by $10.0 million in loan proceeds from the Revolving Credit Facility that was subsequently repaid.

Debt Agreements

     See Note 7 to the audited consolidated financial statements included in the 2005 10-K for a description of the Company’s debt obligations and amendments thereto during the bankruptcy proceedings.

     See Note 9 to our Financial Statements herein for a discussion of our prepayment and termination of three credit facilities.

Commitment for Future Financing

     In connection with the order for the new aircraft from Boeing, on September 11, 2006 we received a commitment from a lender to provide financing for up to four of the first eight aircraft to be delivered.

Off-Balance Sheet Arrangements

     There were no material changes in our off-balance sheet arrangements during the three months ended September 30, 2006.

Contractual Obligations

     The table below provides details of our future cash contractual obligations as of September 30, 2006 (in millions).

	Total	Less Than 1 Year	1 to 3 Years	4 Years	Thereafter

Debt and capital lease
obligations (1)	$511.0	$6.6	$105.2	$33.2	$366.0
Interest on debt (2)	285.6	9.2	103.3	30.0	143.1
Aircraft operating leases	2,343.1	32.0	416.8	143.0	1,751.3
Other operating leases	25.3	1.6	14.1	4.3	5.3
Aircraft Purchase commitments	2,181.6	36.2	463.0	991.9	690.5
	$5,346.6	$85.6	$1,102.4	$1,202.4	$2,956.2

(1)	Debt and capital lease obligations reflect gross amounts (see Note 2 to our Financial Statements for a discussion of the related unamortized discount).

(2)	Amount represents interest on fixed rate debt.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in our 2005 10-K, except for the adoption of SFAS No. 123R on January 1, 2006.

     Stock-based compensation. The adoption of SFAS No. 123R in 2006 requires the recording of stock-based compensation expense for issuances under our stock option plan over their requisite service period using a fair value approach similar to the pro forma disclosure requirements of SFAS No. 123. SFAS No. 123R does not mandate an option-pricing model to be used in determining fair value, but does require that the model selected consider certain variables. Different models would result in different valuations. Regardless of the method selected, significant judgment is required for some of the valuation assumptions. The most significant of these is the volatility of our common stock, estimated forfeiture rate and the estimated term that our stock options will be outstanding. The valuation calculation is sensitive to even slight changes in these estimates (see Note 3 to our Financial Statements for a further discussion).

Recent Accounting Pronouncements

     See Note 2 to our Financial Statements for a discussion of new accounting pronouncements.

Forward Looking Statements

     Our disclosure and analysis in this report, including but is not limited to the information discussed in the “Business Strategy and Outlook” section above, contain forward-looking information about our financial results, estimates and business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will," "target" and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies such as legal proceedings and financial results.

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

     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our 2005 10-K listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find an updated amended and restated version of them in Part II, Item 1A of this report, and investors should refer to and consider them carefully. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2005 10-K, except as follows:

     Aviation fuel. Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10% increase or decrease in the average cost per gallon of fuel for the first three quarters of 2006. Based on actual fuel consumption during the first three quarters of 2006 for the Scheduled Service and Commercial Charter business segments, such an increase or decrease would result in a change to aviation fuel expense of approximately $23.6 million for the first three quarters of 2006. Fuel prices for AMC are set each September by the military and are fixed for the year and adjusted to actual costs incurred. ACMI does not present an aviation fuel market risk, as the cost of fuel is borne by the customer.

     In 2005 and the first nine months of 2006, we did not realize any benefit from fuel hedging arrangements. With respect to the fourth quarter of 2006, we have hedged approximately 42% of our projected scheduled service fuel uplift through a combination of physical fixed fuel purchases and jet fuel swaps. With respect to the swaps, we are the fixed price payor. The swaps were entered into at the beginning of the fourth quarter of 2006, and expire on December 31, 2006, and carry a weighted average price of $1.828 per gallon on volume of 9.75 million gallons. During September 2006, we entered into a fixed forward purchase commitment for an aggregate 5.5 million gallons of aviation fuel at a fixed cost of $1.913 per gallon (excluding taxes and into-plane fees) for use during the fourth quarter of 2006. There can be no assurance that our hedging strategy will successfully mitigate our fuel cost exposure. We are reviewing but have not implemented any hedging strategies with respect to our 2007 exposure. Based on market conditions, we may or may not hedge 2007 fuel exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Remediation of Material Weaknesses and Significant Deficiencies

     We have continued to make significant progress to remediate identified internal control deficiencies and to establish adequate internal controls over financial reporting during the quarter ended September 30, 2006. As we continue to evaluate the operating effectiveness of internal controls during 2006, it is possible that management will identify additional deficiencies that meet the definition of a material weakness and there can be no assurance that all material weaknesses will be remediated by December 31, 2006.

Changes in Internal Control over Financial Reporting

     Other than as expressly noted above in this Item 4, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our controls performed during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     With respect to the fiscal quarter ended September 30, 2006, the information required in response to this Item is set forth in Note 6 to our Financial Statements contained in this report, and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to Our ACMI Business

     We depend on a limited number of significant customers for our ACMI business, and the loss of one or more of such customers could materially adversely affect our business, results of operation and financial condition.

     During the nine months ended September 30, 2006 and 2005, and the years ended December 31, 2005 and 2004, our ACMI business accounted for approximately 27.8%, 30.3%, 28.8% and 26.6%, respectively, of our operating revenues. We depend on a limited number of significant customers for our ACMI business. In the years ended December 31, 2003, 2004 and 2005, the number of our ACMI customers ranged from 7 to 12. In addition, Emirates accounted for 12.3%, 9.8%, 9.7% and 9.1% of our operating revenues for the nine months ended September 30, 2006 and 2005 and for the years ended December 31, 2005 and 2004, respectively. We typically enter into ACMI contracts with terms of one year up to five years with our customers and the terms of these contracts expire on a staggered basis over the next 4.5 years. There is a risk that our customers, including Emirates, may not renew their ACMI contracts with us on favorable terms or at all. Entering into ACMI contracts with new customers generally requires a long sales cycle, and as a result, if our ACMI contracts are not renewed, our business, results of operations and financial condition could be materially adversely affected.

     Our ACMI growth strategy could be adversely affected by a significant delay in the delivery of our new Boeing 747-8 freighter aircraft, or if such aircraft do not meet their performance specifications.

     In September 2006, we placed an order for 12 new Boeing 747-8 freighter aircraft that are scheduled to be delivered in 2010 and 2011. As part of this transaction, we also hold rights to purchase up to an additional 14 747-8 aircraft at fixed prices, of which one is being held under option. The addition of these new aircraft is a material component of our ACMI growth strategy. Although the 747-8 aircraft shares many of the same components used in other Boeing 747 models, it is a new aircraft model and has not yet received the necessary regulatory approvals and certifications. Any significant delay in Boeing’s production or delivery schedule, including because of delay in receiving the necessary approvals and certifications, could delay the delivery and deployment of these aircraft. Although Boeing has provided us with performance guarantees, there is a risk that the new aircraft may not meet the performance specifications that are important to our customers, which could adversely affect our ability to deploy these aircraft in a timely manner or at favorable rates.

Risks Related to Our AMC Charter Business

     We derive a significant portion of our revenues from our AMC charter business, and a substantial portion of these revenues were generated pursuant to ad hoc flying, as opposed to fixed contract arrangements with the AMC. In the longer term, we expect that the revenues from our AMC charter business may decline from 2006 levels, which could have a material adverse effect on our business, results of operations and financial condition.

     During the nine months ended September 30, 2006 and 2005 and the years ended December 31, 2005 and 2004, approximately 21.7%, 26.9%, 27.2% and 20.0%, respectively, of our operating revenues were derived from our AMC charter business. In each of these years, the revenues derived from expansion flights for the Air Mobility Command significantly exceeded the value of the fixed flight component of our AMC contract.

     We expect that our AMC charter business, especially expansion flights, will be a significant source of our revenue for the foreseeable future, however over the long-term, revenues derived from the AMC charter business may decline from fiscal year 2006 levels as a result of reduced military heavy lift requirements. Revenues from our AMC charter business are derived from one-year contracts that the Air Mobility Command is not required to renew. Changes in national and international political priorities can significantly affect the volume of our AMC charter business, especially the volume of expansion flying. Any decrease in U.S. military activity could reduce our AMC charter business. In addition, our share of the total AMC charter business depends on several factors, including the total fleet size we commit to the CRAF program and the total number of aircraft deployed by our partners and competitors in the program. The Air Mobility Command holds all carriers to certain on-time performance requirements. To the extent that we fail to meet those performance requirements, or if we fail to perform or to pass semi-annual inspections, our revenues from our AMC charter business could decline through a suspension or termination of our AMC contract. Our revenues could also decline due to a reduction in the revenue rate we are paid by the Air Mobility Command, a greater reliance by the AMC on its own freighter fleet or a reduction in our allocation of expansion flying. If our AMC charter business declines significantly, it could have a material adverse effect on our business, results of operations and financial condition.

     Our AMC charter business is dependent on our participation in a team accredited to participate in the CRAF program. If one of our team members withdraws from the program, or if our competitors commit additional aircraft to this program, our share of AMC flying may decline, which could have a material adverse effect on our results of operations and financial condition.

     Each year, the Air Mobility Command grants a certain portion of its AMC charter business to different airlines based on a point system that is determined by the amount and type of aircraft pledged to the CRAF program. We participate in the CRAF program through a teaming arrangement with other airlines, led by FedEx Corporation. Our team is one of three major teams participating in the CRAF program. The formation of competing teaming arrangements, an increase by other air carriers in their commitment of aircraft to the program, the withdrawal of our team’s current partners, especially FedEx, or a reduction of the number of planes pledged to the CRAF program by our team could adversely affect the volume of and our revenues from our AMC charter business which could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Scheduled Service Business

     Operating results in our scheduled service business may vary significantly from period to period, which could cause us to fail to meet operating targets and result in a decline in our stock price.

     During the nine months ended September 30, 2006 and 2005 and the years ended December 31, 2005 and 2004, approximately 41.5%, 34.9% 34.4% and 45.3% of our operating revenues were derived from our scheduled service business. Our scheduled service business operates according to fixed flight schedules regardless of the amount of cargo transported. Consequently, a significant portion of our scheduled services costs are fixed, such as crew, fuel, capital costs, maintenance, and facilities expenses. The revenues generated from our scheduled services business vary significantly from period to period depending on a number of factors outside our control, including global airfreight demand, competition, global economic conditions and increases in fuel costs. As a result, if revenue for a particular period is below expectations, we will be unable to proportionately reduce our operating expenses for that period. Any revenue shortfall during a quarterly or annual period may thus cause our profitability for that period to fall below the expectations of public market analysts or investors, which could cause the price of our common stock to fall. Accordingly, you should not rely on period-to-period comparisons of operating results in our scheduled service business as an indicator of future performance.

     Under the proposed terms of our blocked space agreement with DHL, DHL has committed to certain guaranteed capacity utilization, which we expect will account for a material portion of our scheduled service capacity. While we expect that our proposed venture with DHL will provide increased revenue stability in our scheduled service business, we cannot assure you that we will achieve the level of expected revenue from this transaction in accordance with our timetable, or at all.

     We could lose our rights to fly into limited-entry markets primarily in Asia if we fail to fully utilize them which could materially adversely affect our scheduled service business. If additional route rights in the limited entry markets where we currently have a presence are awarded to other carriers, the value of our existing rights may be diminished.

      A significant amount of our business, primarily in the scheduled service business, is conducted in limited-entry international markets with U.S.-negotiated rights that have been awarded in competitive carrier selection proceedings. This includes our Japan rights, China rights and our rights to carry local traffic between Hong Kong and other countries. Limited-

entry rights are typically subject to loss for underutilization and there is a risk that some of our limited-entry rights may lapse if economic conditions and reduced demand from our customers preclude us from using them in full. The inability to obtain additional limited-entry routes might adversely affect our ability to quickly respond to any increased demand for scheduled service and thus limit our growth opportunities. If additional carriers are awarded route rights in the limited entry markets where we currently operate, we will face increased competition which could have an adverse effect on the rates we are able to charge for our service and the value of our limited entry rights may be diminished.

     We may be unable to complete, or may be delayed in completing, our contemplated transaction with DHL. An inability to complete the transaction would impact our business strategy and may impact our stock price.

     On October 12, 2006, one of our wholly owned subsidiaries, PACW entered into a letter of intent with DHL Network Operations (USA), Inc. for DHL to acquire a 49% equity interest and a 25% voting interest, in PACW. It is also contemplated that DHL will enter into a commercial arrangement whereby PACW will provide express network services to DHL through various commercial intercompany arrangements with one or more of its affiliates. These proposed transactions with DHL are an important part of enhancing the performance of our scheduled service business. While we are currently in the process of negotiating and finalizing definitive agreements with DHL, there can be no assurance that we will be able to enter into these definitive agreements on acceptable terms or at all. The completion of the contemplated transaction is subject to some closing conditions that are outside of our control, such as review and approval by regulatory authorities and third party consents. As a result, we can provide no assurance that this transaction will be completed. Our inability to complete this transaction, or delays in completing this transaction, may adversely impact our ability to execute our business strategy which could have a material adverse effect on our business, results of operations and financial condition.

     Our proposed agreements with DHL will require us to meet certain performance targets in our scheduled service operations, including accelerated flying and processing schedules. Failure to meet these performance targets could lead to penalties under these agreements, or termination of the agreements.

     Our ability to derive our desired economic benefits from our proposed transactions with DHL depends substantially on our ability to successfully meet strict performance standards and deadlines for processing cargo as part of an express cargo and freight network. These performance standards will impose more stringent time schedules on our scheduled service business than we currently operate under and we will be required to commence operating under these tighter time schedules by October 31, 2008 or an earlier date if requested by DHL. If we are not able to successfully transition our scheduled service to these accelerated schedules in a timely manner, we may not be able to achieve the projected revenues and profitability from this contract.

     Our blocked space agreement with DHL will confer certain termination rights to DHL which, if exercised or triggered, may result in us being unable to realize the full benefits of this transaction.

     The proposed terms of our blocked space agreement with DHL give DHL the option to terminate the agreement for convenience, on one year's notice to us, at the fifth, tenth or fifteenth anniversary of the commencement date. Further, DHL has a right to terminate for cause in the event that we default on our performance or we are unable to perform for reasons beyond our control. If DHL exercises its termination rights, we will not be able to achieve the projected revenues and profitability from this contract.

Risks Related to Our Business Generally

     While our revenues may vary significantly from period to period, a substantial portion of our operating expenses are fixed. These fixed costs limit our ability to quickly change our cost structure to respond to any declines in our revenues, which could result in us failing to meet analyst and investor expectations.

     To maintain our level of operations, a substantial portion of our costs are fixed, such as capital costs and debt service, crew, fuel, and maintenance and facility costs. Operating revenues from our business are directly affected by our ability to maintain high utilization of our aircraft and services at favorable rates. The utilization of our aircraft and our ability to obtain favorable rates are, in turn, affected by many factors, including global demand for airfreight, global economic conditions, fuel costs, and the deployment by our current and potential customers of their own aircraft, among others, causing our revenues to vary significantly over time. As a result, if our revenues for a particular period are below expectations, we will be unable to proportionately reduce our operating expenses for that period. Any revenue shortfall during a quarterly or annual period may cause our profitability for that period to fall below the expectations of public market analysts or investors.

     We have a limited number of revenue producing assets. The loss of one or more of our aircraft for an extended period of time could have a material adverse effect on our business, results of operations and financial condition.

     Our operating revenues depend on our ability to effectively deploy all the aircraft in our fleet and maintain high utilization of these aircraft at favorable rates. In the event that one or more of our aircraft are out of service for an extended period of time, our operating revenues will significantly decrease and we may have difficulty fulfilling our obligations under one or more of our existing contracts. Many of our aircraft are deployed in potentially dangerous locations and carry hazardous cargo incidental to the services we provide in support of U.S. military activities, particularly in shipments to the Middle East. Other areas through which our flight routes pass are subject to geopolitical instability, which increases the risk of a loss of, or damage to, our aircraft, or death or injury to our personnel. While we maintain insurance to cover the loss of an aircraft, except for limited situations, we do not have insurance against the loss arising from business interruption. It is difficult to replace lost or substantially damaged aircraft due to the high capital requirements and long delivery lead times for new aircraft or to locate appropriate in-service aircraft for lease or sale. The loss of revenue resulting from any such business interruption, and the cost, long lead time and difficulties in sourcing a replacement aircraft, could have a material adverse effect on our business, results of operations and financial condition.

     Should any of our aircraft become underutilized in our ACMI or AMC charter business, failure to redeploy these aircraft at favorable rates in our other lines of business or to successfully and timely dispose of such aircraft could have a material adverse effect on our business, results of operations and financial condition.

     We provisionally allocate our aircraft among our business segments according to projected demand. If demand in our ACMI or AMC charter businesses weakens so that we have underutilized aircraft, we will seek to redeploy these aircraft in our other lines of business. If we are unable to successfully deploy these aircraft at favorable rates or achieve a timely disposal of such aircraft, our long term results of operations could be materially affected.

     Our substantial obligations, including aircraft lease and other obligations, could impair our financial condition and adversely affect our ability to raise additional capital to fund our operations or capital requirements, all of which could limit our financial resources and ability to compete, and may make us more vulnerable to adverse economic events.

     As of September 30, 2006, we had total obligations of approximately $2.9 billion, including our aircraft lease, debt and other obligations. Our outstanding financial obligations could have negative consequences, including:

  making it more difficult to pay principal and interest with respect to our debt and lease obligations;

  requiring us to dedicate a substantial portion of our cash flow from operations for interest, principal and lease payments and reducing our ability to use our cash flow to fund working capital and other general corporate requirements;

  increasing our vulnerability to general adverse economic and industry conditions; and

  limiting our flexibility in planning for, or reacting to, changes in business and in our industry.

     Our ability to service our debt and meet our lease and other obligations as they come due is dependent on our future financial and operating performance. This performance is subject to various factors, including factors beyond our control, such as changes in global and regional economic conditions, changes in our industry, changes in interest or currency exchange rates, the price and availability of aviation fuel and other costs, including labor and insurance. Accordingly, we cannot assure you that we will be able to meet our debt service, lease and other obligations as they become due or otherwise.

     Certain of our debt and lease obligations contain a number of restrictive covenants. In addition, many of our debt and lease obligations have certain cross default and cross acceleration provisions.

     These restrictive covenants, under certain circumstances, could impact our ability to:

  pay dividends or repurchase stock;

  consolidate or merge with or into other companies or sell all of our assets; and/or expand in a material way into lines of businesses beyond existing business activities or those which are cargo-related and/or aviation-related and similar businesses.

     In certain circumstances, a covenant default under one instrument could cause us to be in default of other obligations as well. Any such unremedied defaults could lead to an acceleration of repayment in full of any amounts owing, and in certain circumstances, potentially could cause us to lose possession or control of certain aircraft.

     We have a number of contractual obligations, including progress payments, associated with our order of 12 Boeing 747-8 freighter aircraft. If we are unable to obtain financing for these aircraft and/or make the required progress payments, our growth strategy will be disrupted and our business, results of operations and financial condition could be materially adversely affected.

     In September 2006, we placed an order for 12 new Boeing 747-8 freighter aircraft that are scheduled to be delivered in 2010 and 2011. As part of this transaction, we also hold options and rights to purchase up to an additional 14 747-8 aircraft at fixed prices. We are required to pay significant pre-delivery deposits to Boeing for these aircraft. We commenced making these pre-delivery payments in the third quarter of 2006. As of September 30, 2006, we had commitments of approximately $2.2 billion associated with this aircraft order. We typically finance our aircraft, including the required progress payments, through either mortgage debt or lease financing. Although we have received standby financing commitments to finance four of these aircraft, we cannot assure you that we will be able to meet the financing conditions contained in these commitments or to secure other financing at all or on terms attractive to us. If we are unable to secure such financing on acceptable terms, we may be required to incur financing costs that are substantially higher than what we currently anticipate.

     Fuel price volatility could adversely affect our business and operations, especially in our scheduled service and commercial charter businesses.

     The price of aircraft fuel is unpredictable and has been increasingly volatile over the past few years. Fuel is one of the most significant expenses in our scheduled service and commercial charter businesses. For the nine months ended September 30, 2006 and 2005 and the years ended December 31, 2005 and 2004, fuel costs were approximately 34.4%, 28.2% 30.0% and 25.6%, respectively, of our total operating expenses. Although we attempt to pass on increases in the price of aircraft fuel to our scheduled service and commercial charter customers by imposing a surcharge, we end up bearing a portion of any price increases. There can be no assurance that we will be able to continue to impose such surcharges in the future. In 2005 and the first nine months of 2006 we did not enter into fuel hedging arrangements. With respect to the fourth quarter of 2006, we have hedged approximately 42% of our projected scheduled service fuel requirements through a combination of physical fixed fuel purchases and jet fuel swaps. However, there can be no assurance that our hedging strategy will successfully mitigate our fuel cost exposure. We are reviewing but have not implemented any fuel hedging strategies with respect to 2007 exposure.

     In addition, while our ACMI contracts require our customers to pay for aviation fuel, if fuel costs increase significantly our customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers.

     Our insurance coverage may become more expensive and difficult to obtain.

     Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general, and the insured carrier in particular. Future terrorist attacks and other adverse events involving aircraft could result in increases in insurance costs and could affect the price and availability of such coverage. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the federal government. The Federal Aviation Administration is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through December 31, 2006 as required by the Homeland Security Act of 2002, as amended by the Consolidated Appropriations Act of 2005 and by the Transportation Appropriations Act of 2006 and as further extended by the U.S. Secretary of Transportation. If the federal war-risk coverage program terminates or provides significantly less coverage in the future, we would likely face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

     There can be no assurance that we will be able to maintain our existing coverage on terms favorable to us, that the premiums for such coverage will not increase substantially or that we will not bear substantial losses and lost revenues from accidents or other adverse events. Substantial claims resulting from an accident in excess of related insurance coverage or a significant increase in our current insurance expense could have a material adverse effect on our business, results of operations and financial condition. Additionally, while we carry insurance against the risks inherent to our operations, which we believe are consistent with the insurance arrangements of other participants in our industry, we cannot assure you that we are adequately insured against all risks. If our liability exceeds the amounts of our insurance coverage, we would be required to pay the excess amount, which could be material to our business and operations.

     As a U.S. government contractor, we are subject to a number of procurement and other rules and regulations that add costs to our business. A violation of these rules and regulations could lead to termination or suspension of our government contracts and could prevent us from entering into contracts with government agencies in the future.

     In order to do business with government agencies, we must comply with, and are affected by, many laws and regulations, including those related to the formation, administration and performance of U.S. government contracts. These laws and regulations, among other things:

  require, in some cases, certification and disclosure of all cost and pricing data in connection with contract negotiations, and may give rise to U.S. government audit rights;

  impose accounting rules that dictate how we define certain accounts, define allowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts;

  establish specific health, safety and doing-business standards; and

  restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

     Our financial condition could suffer if we experience unanticipated costs or enforcement action as a result of the SEC investigation, the Department of Justice fuel surcharge investigation and other lawsuits and claims.

     On October 28, 2004, the SEC issued a Wells notice to us indicating that the SEC is considering bringing a civil action against us alleging that we violated certain financial reporting provisions of the federal securities laws from 1999 to 2002. In addition, on February 14, 2006, the Department of Justice served us with a subpoena in connection with its investigation into the fuel surcharge pricing practices of approximately 20 air cargo carriers. Other than the subpoena, there has been no complaint or demand of us by the Department of Justice, and we are fully cooperating with this investigation. As a result of the investigation, we and a number of other cargo carriers have been named co-defendants in approximately 80 class action suits filed in multiple jurisdictions of the U.S. Federal District Court, and have been named in a civil class action suit in Ontario, Canada, which is substantially similar to the U.S. class action suits. We have also received notification from Swiss authorities that they are investigating the freight pricing practices of several carriers, including us, on routes between Switzerland and the U.S. The Swiss authorities have not made any specific complaint or demand on us. We are also party to a number of other claims, lawsuits and pending actions, which we consider to be routine and incidental to our business (see Note 6 to our Financial Statements appearing elsewhere in this report).

     While we are currently engaged in discussions with the SEC regarding the Wells notice and continue to cooperate fully with the SEC and the Department of Justice, we cannot assure you that we will be able to resolve these or the other matters discussed above on terms favorable to us or that they will not have a material adverse effect on our business, results of operations or financial condition.

     We had significant deficiencies and a material weakness in our internal controls over financial reporting.

     At the conclusion of the audit of our consolidated financial statements for the year ended December 31, 2005, our independent registered public accounting firm, Ernst & Young LLP, noted in a letter to management and the audit committee of our Board several significant deficiencies and one material weakness. However, Ernst & Young was not engaged to perform an audit or our internal controls over financial reporting. Accordingly, Ernst & Young has not expressed an opinion on the effectiveness of our internal controls over financial reporting. Through the nine months ended September 30, 2006, our management believes that we have taken appropriate steps that are intended to remediate the material weakness and significant deficiencies identified. However, we cannot confirm the effectiveness of our enhanced internal controls until we and our independent auditors have conducted sufficient testing. Such testing is to occur through the first quarter of 2007, with respect to the period through December 31, 2006. Accordingly, we will continue to monitor the effectiveness of these controls, and will make any further changes as management determines appropriate.

     As we continue to evaluate the operating effectiveness of our internal controls during 2006, it is possible that management will identify additional deficiencies that meet the definition of a material weakness or significant deficiency and there can be no assurance that all such additional material weaknesses or significant deficiencies will be remediated by December 31, 2006 or thereafter in a timely manner. If we are unsuccessful in our efforts to permanently and effectively remediate these deficiencies and the material weakness, or otherwise fail to maintain adequate internal controls over financial reporting, our ability to accurately and timely report our financial condition may be adversely impacted, which could, among other things, limit our access to the capital markets. In addition, if we do not remediate any material weakness, we will not be able to conclude, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K of the Securities Act, that our internal controls over financial reporting are effective. We cannot assure you as to what conclusions our management or independent registered public accounting firm might reach with respect to their evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2006, the date at which we are first required to report such conclusions. In the event of non-compliance, we may lose credibility with our customers, suppliers and other our stakeholders, and our stock price may be adversely impacted, resulting in a material adverse effect on our business, results of operations and financial condition.

     We are party to collective bargaining agreements with our U.S. crew members that could result in higher labor costs than faced by some of our non-unionized competitors putting us at a competitive disadvantage, and could result in a work interruption or stoppage, which could materially adversely affect our business, results of operations and financial condition.

     All our U.S. crewmembers are represented by two unions. Collectively, these employees represented approximately 49.5%, 49.0% and 54.0% of our workforce as of September 30, 2006 and years ended December 31, 2005 and 2004, respectively. We are subject to risks of increased labor costs associated with having a partially unionized workforce, as well as a greater risk of work interruption or stoppage. During 2005, a strike by our Polar crewmembers was resolved after a 20-day work stoppage. However, we cannot assure you that disputes, including disputes with certified collective bargaining representatives of our employees, will not arise in the future or will result in an agreement on terms satisfactory to us. Such disputes and the inherent costs associated with their resolution could have a material adverse effect on our business, results of operations and financial condition.

     In November 2004, in order to increase efficiency and assist in controlling certain costs, we initiated steps to combine the U.S. crewmember bargaining units of Atlas and Polar. These actions are in accordance with the terms and conditions of Atlas and Polar’s collective bargaining agreements, which provide for a seniority integration process and the negotiation of a single collective bargaining agreement. In the event that we are unsuccessful in reaching agreement on a single collective bargaining agreement, any unresolved issues will be submitted to binding arbitration. While we cannot assure you as to the outcome of such arbitration, an adverse decision by the arbitrator could materially increase our crew costs. We may not be able to quickly or fully recover these increased costs in our rates which could have a material adverse effect on our business, results of operations and financial condition.

     Our scheduled service and commercial charter businesses, and our revenue from those businesses are seasonal.

     Our scheduled service and commercial charter businesses are seasonal in nature, with peak activity occurring during the retail holiday season, which traditionally begins in September and lasts through mid-December. This typically results in a significant decline in demand for these services in the first quarter of the fiscal year. Our ACMI contracts typically allow our customers to cancel a maximum of 5% of the guaranteed hours of aircraft utilization over the course of a year. Our customers often exercise those cancellation options early in the first quarter of the year, when the demand for air cargo capacity has been historically low following the seasonal holiday peak in the fourth quarter. While our scheduled service and commercial charter revenues fluctuate as described above, a significant proportion of the costs associated with these businesses, such as maintenance and facilities costs, are fixed and cannot easily be reduced to match the seasonal drop in demand. As a result, our net operating results are subject to a high degree of seasonality.

     Volatility in international currency markets may adversely affect demand for our services.

     Although we price the majority of our services and receive the majority of our payments in U.S. dollars, many of our customers’ revenues are denominated in foreign currencies. Any significant devaluation in such currencies relative to the U.S. dollar could have a material adverse effect on such customers’ ability to pay us or on their level of demand for our services, which could have a material adverse effect on our business, results of operations and financial condition. If there is a significant decline in the value of the U.S. dollar against foreign currencies, the demand for some of the products that we transport could decline. Such a decline could reduce demand for our services and thereby have a material adverse effect on our business, results of operations and financial condition.

     We rely on third party service providers. If these service providers do not deliver the high level of service and support required in our business, we may lose customers and our revenue will suffer.

     We rely on third parties to provide certain essential services on our behalf, including maintenance and ground handling. In certain locations, there may be only one or a few sources of supply for these services. If we are unable to effectively manage these third parties, they may provide inadequate levels of support which could have an adverse impact on our operations resulting in an adverse impact on our results of operations. Any material problems with the efficiency and timeliness of our contract services, or an unexpected termination of those services, could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO OUR INDUSTRY

     We depend on certain levels of worldwide economic activity to operate our business successfully. Any significant decrease in demand for air cargo transport could adversely affect our business and operations.

     Our success is highly dependent upon the level of business activity and overall economic conditions in the U.S. and abroad, including import and export demand in our key markets and levels of international U.S. military activity. Any economic downturn in the U.S. or in our key markets overseas, or any business shift towards using less time sensitive modes of freight transportation, such as land or sea based cargo services, is likely to adversely affect demand for the delivery services offered by our scheduled service business. Additionally, a prolonged economic slowdown may increase the likelihood that our ACMI customers would reduce the scope of services we provide to them which could adversely affect our business and operations.

     The market for air cargo services is highly competitive and if we are unable to compete effectively, we may lose current customers or fail to attract new customers.

     Each of the markets we participate in is highly competitive and fragmented. We offer a broad range of aviation services and our competitors vary by geographic market and type of service and include other international and domestic contract carriers, regional and national ground handling and logistics companies, internal cargo units of major airlines and third party cargo providers. Competition in the air cargo and transportation market is influenced by several key factors. Regulatory requirements to operate in the U.S. domestic air cargo market have been reduced, facilitating the entry into domestic markets by foreign air cargo companies. In addition, we expect that new freighter aircraft, including passenger aircraft that have been converted into freighter aircraft, that enter the market are likely to add to the supply of available cargo aircraft.

     We are subject to extensive governmental regulations and our failure to comply with these regulations in the U.S. and abroad, or the adoption of any new laws, policies or regulations or changes to such regulations may have an adverse effect on our business.

     Our operations are subject to complex aviation and transportation laws and regulations, including Title 49 of the U.S. Code (formerly the Federal Aviation Act 1958, as amended), under which the U.S. Department of Transportation and the U.S. Federal Aviation Administration exercise regulatory authority over air carriers. In addition, our business activities fall within the jurisdiction of various other federal, state, local and foreign authorities, including the U.S. Department of Defense, the U.S. Transportation Security Administration, U.S. Customs and Border Protection, the Treasury Department’s Office of Foreign Assets Control and the U.S. Environmental Protection Agency. In addition, other countries in which we operate have similar regulatory regimes to which we are subjected. These laws and regulations may require us to maintain and comply with the terms of a wide variety of certificates, permits, licenses, noise abatement standards and other requirements and our failure to do so could result in substantial fines or other sanctions. These U.S. and foreign aviation regulatory agencies have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with provisions of law or applicable regulations and may impose civil or criminal penalties for violations of applicable rules and regulations. Such fines or sanctions, if imposed, could have a material adverse effect on our mode of conducting business, results of operations and financial condition. In addition, U.S. and foreign governmental authorities may adopt new regulations, directives or orders that could require us to take additional and potentially costly compliance steps or result in the grounding of some of our aircraft, which could increase our operating costs or result in a loss of revenues, which could have a material adverse effect on our business, results of operations and financial condition.

     International aviation is increasingly subject to conflicting requirements imposed or proposed by the U.S. and foreign governments. This is especially true in the areas of transportation security, aircraft noise and emissions control. Recently, the European Commission proposed that the European Union adopt, through its legislative process, limitations on the ability of European Union carriers to wet lease (through ACMI arrangements) aircraft from non-European Union carriers. These and other similar regulatory developments could increase business uncertainty for commercial air-freight carriers.

     The airline industry, which encompasses both the travel and air freight industries, is subject to numerous security regulations and rules which increase costs. Imposition of more stringent regulations and rules than currently exist could materially increase our costs and have a material adverse effect on our results of operations.

     The Transportation Security Administration has increased security requirements in response to increased levels of terrorist activity, and has adopted comprehensive new regulations governing air cargo transportation, including all-cargo services, in such areas as cargo screening and security clearances for individuals with access to cargo. Additional measures, including a requirement to screen cargo, have been proposed, which if adopted, may have an adverse impact on our ability to efficiently process cargo and would increase our costs. The cost of compliance with increasingly stringent regulations could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

     Our common stock share price has been, and is likely to continue to be, volatile.

     The trading price of our common shares is subject to wide fluctuations in response to a variety of factors, including quarterly variations in our operating results, economic conditions of the airline industry generally or airline cargo carriers specifically, general economic conditions or other events and factors that are beyond our control.

     In the past, following periods of significant volatility in the overall market and in the market price of a company's securities, securities class action litigation has been instituted against these companies in some circumstances. If this type of litigation were instituted against us following a period of volatility in the market price for our common stock, it could result in substantial costs and a diversion of our management's attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

     We have not paid cash dividends and do not expect to pay dividends in the future, which means that our stockholders may not be able to realize the value of our common stock except through sale. In addition, certain of our financing arrangements contain financial covenants that limit our ability to pay dividends.

     We have never declared or paid cash dividends. We expect to retain earnings for our business and do not anticipate paying dividends on our common stock at any time in the foreseeable future. Because we do not anticipate paying dividends in the future, a sale of shares likely is the only opportunity our stockholders will have to realize the value of our common stock. In addition, certain of our financing arrangements contain financial covenants that limit our ability to pay dividends.

     Provisions in our restated certificate of incorporation and by-laws and Delaware law might discourage, delay or prevent a change in control of our company and, therefore, depress the trading price of our common stock.

     Provisions of our restated certificate of incorporation and by-laws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control, which stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of common stock. These include the following:

  the ability of our board of directors to designate the terms of, and issue new series of, preferred stock without stockholder approval;

  the ability of our board of directors to make, alter or repeal our by-laws;

  the inability of stockholders to act by written consent or to call special meetings of stockholders; and

  advance notice requirements for stockholder proposals and director nominations.

     Except for the provision dealing with the issuance of new series of preferred stock, the affirmative vote of at least two thirds of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions. In addition, absent approval of our board of directors, our by-laws may only be amended or repealed by the affirmative vote of at least two thirds of our shares entitled to vote.

     In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-traded Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years had owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

     The existence of the above provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     We made the following repurchases of shares of our common stock during the fiscal quarter ended September 30, 2006:

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Programs (b)	Programs

July 1, 2006 through July	—	—	—	—
31, 2006

August 1, 2006 through	51,898	$41.04	—	—
August 31, 2006

September 1, 2006 through	—	—	—	—
September 30, 2006

Total	51,898	$41.04	—	—

(a) This column reflects the repurchase of 51,898 shares of common stock to satisfy individual tax liabilities of our employees relating to the vesting of restricted shares.

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

Atlas Air Worldwide Holdings, Inc.

Dated: November 9, 2006	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: November 9, 2006	/s/ Michael L. Barna
Michael L. Barna
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1

Purchase Agreement Number 3134, dated as of September 8, 2006, between The Boeing Company and Atlas Air, Inc. (Atlas has filed a request with the Commission for confidential treatment as to certain portions of this document)

10.2	Employment Agreement dated September 19, 2006, between Atlas Air, Inc. and John Dietrich.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.