Form 10-K
period 2006-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2007-03-15
CIK 1135185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Atlas Air Worldwide Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	0-25732	13-4146982
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2000 Westchester Avenue, Purchase, New York		10577 (Zip Code)
(Address of principal executive offices)

(914) 701-8000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, $0.01 Par Value
(Title of Class)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, per Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing sale price reported on NASDAQ as of June 30, 2006 was approximately $592,695,037. In determining this figure, registrant has assumed that all directors, executive officers and persons known to it to beneficially own ten percent or more of such Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose. As of March 1, 2007, there were 21,186,037 shares of the registrant’s Common Stock outstanding.

APPLICABLE TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒     No ☐

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 23, 2007.

FORWARD LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K (this “Report”) and other statements issued or made from time to time by or on behalf of Atlas Air Worldwide Holdings, Inc. (“AAWW” or “Holdings”) contain statements that may constitute “Forward-Looking Statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the “Exchange Act”). Those statements and information are based on management’s beliefs, plans, expectations and assumptions, and on information currently available to AAWW. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “project,” “estimate” and similar expressions used in this Report that do not relate to historical facts are intended to identify forward-looking statements.

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

Glossary

ATM	Available Ton Miles, which represent the maximum available tons (capacity) per actual miles flown. It is calculated by multiplying the available capacity (tonnage) of the aircraft by the miles flown by the aircraft.

Block Hours	The time interval between aircraft departure from the terminal until it arrives at the destination terminal.

RATM	Revenue per Available Ton Mile, which represents the average revenue received per available ton mile flown. It is calculated by dividing operating revenues by ATMs.

Revenue Per Block Hour	Calculated by dividing operating revenues by Block Hours.

RTM	Revenue Ton Mile, which is calculated by multiplying actual revenue tons carried by miles flown.

Load Factor	The average amount of weight flown per the maximum available capacity. It is calculated by dividing RTMs by ATMs.

Yield	The average amount a customer pays to fly one ton of cargo one mile. It is calculated by dividing operating revenues by RTMs.

A/B Checks	Low level maintenance checks performed on aircraft at an interval of approximately 400 to 1,100 flight hours.

C Checks	High level or “heavy” airframe maintenance checks which are more intensive in scope than an A/B Checks and are generally performed on an 18 to 24 month interval.

D Checks	High level or “heavy” airframe maintenance checks which are the most extensive in scope and are generally performed on an interval of 6 to 10 years or 25,000 to 28,000 flight hours, whichever comes first.

FAC	Income (loss) before taxes, excluding pre-petition and post-emergence costs and related professional fees, unallocated corporate and other items. We evaluate performance and allocate resources to our segments based upon this measure.

Overview

AAWW is a holding company with two principal wholly-owned operating subsidiaries: Atlas Air, Inc. (“Atlas”) and Polar Air Cargo, Inc. (“Polar”). Atlas, Polar and AAWW (along with AAWW’s other subsidiaries) are collectively referred to herein as the “Company,” “we,” “us” or “our.” We are the leading provider of outsourced aircraft operations and related services, serving the global air freight industry by operating aircraft on behalf of the world’s major international airlines, freight forwarders and the U.S. Military, as well as for our own account. Our geographic operating regions include Asia, Europe, the Middle East,

South America and the United States. We are the world’s largest operator of Boeing 747 freighter aircraft with an operating fleet totaling 38 aircraft at December 31, 2006. We will be adding to our operating fleet, having placed a firm order for 12 new Boeing 747-8 freighter aircraft in September 2006. All 12 aircraft are expected to be delivered in 2010 and 2011. We will also reduce our operating fleet from time to time upon the retirement, sale or dry lease of our aging Boeing 747-200F aircraft.

Our four primary business segments are:

(i) Aircraft operations outsourcing, where we provide major airline customers around the world with aircraft, crew, maintenance, insurance and related operations through long-term contracts (“ACMI”);

(ii) Scheduled air-cargo, where we provide freight forwarders and other shippers with scheduled airport-to-airport cargo services (“Scheduled Service”);

(iii) Military charter services, where we provide air cargo services for the Air Mobility Command or the AMC (“AMC Charter”); and

(iv) Commercial charters, where we provide all-inclusive cargo aircraft charters to brokers, freight forwarders, direct shippers and airlines (“Commercial Charter”).

In addition to these primary services, we also lease aircraft to other commercial cargo airlines without other support services (“Dry Leasing”).

AAWW was incorporated in Delaware in 2000. Our principal executive offices are located at 2000 Westchester Avenue, Purchase, New York 10577, and our telephone number is (914) 701-8000.

Significant Developments

On November 28, 2006, Polar Air Cargo Worldwide, Inc. (“PACW”), a Delaware corporation that is a wholly-owned, direct subsidiary of AAWW and the holding company for Polar, entered into a stock purchase agreement (the “Purchase Agreement”) with DHL Network Operations (USA), Inc. (“DHL”), an Ohio corporation and a wholly-owned indirect subsidiary of Deutsche Post AG (“DP”), for DHL to acquire a 49% equity interest, representing a 25% voting interest, in PACW, in exchange for $150 million in cash to be paid to PACW, (the “Purchase Price”).

The Purchase Agreement also contemplates the parties entering into a blocked space agreement for a 20 year term (subject to early termination at five year intervals), whereby PACW, upon acquiring Polar’s air carrier authority and operating under the “Polar Air Cargo” brand, will provide guaranteed access to air cargo capacity on its Scheduled Service network to DHL through six Boeing 747-400 freighter aircraft (the “DHL Express Network Service”). DP will guarantee DHL’s (or its affiliate’s) obligations under various transaction agreements, including the blocked space agreement.

Under the Purchase Agreement, $75 million of the Purchase Price will be paid by DHL to PACW at closing, with the remaining $75 million being paid to PACW in two equal installments (plus interest) on January 15, 2008 and November 17, 2008, subject to acceleration based upon commencement of the DHL Express Network Service prior to October 31, 2008. In addition, DHL will make a payment to PACW for any positive net working capital balance of PACW as of closing. DP has executed a separate agreement guaranteeing certain indemnity and other payment and performance obligations of DHL under the Purchase Agreement and other related agreements. AAWW will enter into an indemnity agreement indemnifying DHL for and against certain obligations of PACW to DHL. Holdings will provide financial support for the operation of PACW until the DHL Express Network Service commences.

At the closing of the transactions contemplated by the Purchase Agreement, PACW also will enter into a number of commercial arrangements with its affiliates. Under these arrangements, it is contemplated that, among other things, PACW will have six leased Boeing 747-400 aircraft in its fleet and the AAWW entities will provide to PACW maintenance, insurance and other related services.

The Purchase Agreement also provides DHL with the right to request that PACW accelerate commencement of the DHL Express Network Service, and PACW has agreed to take all commercially reasonable steps to facilitate such acceleration. PACW will continue to operate its regular Scheduled Service business until such commencement, which is to occur no later than October 31, 2008.

The closing, which is expected to occur in the second quarter of 2007, will be contingent upon receipt of regulatory and other third party approvals, including that of the U.S. Department of Transportation (the “DOT”) the Federal Aviation Administration (the “FAA”) and certain foreign aviation authorities.

Operations

Introduction.  As noted above, we operate our business through four reportable segments: ACMI, Scheduled Service, AMC Charter for the U.S. Military and Commercial Charter. All reportable business segments are directly or indirectly engaged in the business of air cargo transportation but have different economic characteristics, which are separately reviewed by management. Financial information regarding our reportable segments may be found in Note 11 to our consolidated financial statements included in Item 8 of Part II of this Report (the “Financial Statements”).

ACMI.  Historically, the core of Atlas’ business has been leasing aircraft to other airlines on an ACMI wet lease basis. Under an ACMI lease, customers contract for the use of a dedicated aircraft type that is operated by, crewed, maintained and insured by Atlas in exchange for, in most cases, a guaranteed monthly level of operation at a predetermined rate for defined periods of time. We are paid a block hour rate for the time the aircraft is operated. The aircraft are generally operated under the traffic rights of the customer. All other direct operating expenses, such as fuel, overfly and landing fees and aircraft and cargo ground handling, are generally borne by the customer, who also bears the commercial revenue risk of Load Factor and Yield.

All of our ACMI contracts provide that the aircraft remain under our exclusive operating control, possession and direction at all times. The ACMI contracts further provide that both the contracts and the routes to be operated may be subject to prior and/or periodic approvals of the U.S. and foreign governments.

ACMI minimizes the risk of fluctuations in both Yield and traffic demand risk in the air cargo business and provides a more predictable annual revenue and cost base. Our ACMI revenues and most of our costs under ACMI contracts are denominated in U.S. dollars, minimizing currency risks associated with international business.

ACMI revenue represented 27.6%, 28.8% and 26.6% of our operating revenue for the years ended December 31, 2006, 2005 and 2004, respectively. ACMI revenue is recognized as the actual Block Hours operated on behalf of a customer are incurred or according to the minimum revenue guarantee defined in a contract. During 2006, our principal ACMI customers included The International Airline of United Arab Emirates (“Emirates”), British Airways, Qantas, Air New Zealand, Panalpina Airfreight Management, Lan Cargo and Instone Air Services, Inc.

As of December 31, 2006, we had 17 ACMI and Dry Leasing contracts expiring at various times from 2007 to 2011. The original length of these contracts ranged from three months to five years. Emirates Airlines, currently our most significant customer, accounted for approximately 43.3%, 33.9% and 34.3% of ACMI revenue and 11.9%, 9.8% and 9.1% of our total operating revenue for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, we have also operated short-term, seasonal ACMI contracts with companies such as UPS, FedEx Corporation (“FedEx”) and Lufthansa, among others, and we expect to continue to provide such services in the future.

Based upon ACMI and dry lease contracts in place as of December 31, 2006, the following table sets forth the contractual minimum revenues expected to be contracted with our existing ACMI and Dry Leasing customers for the years indicated (in millions):

2007	$331,360
2008	221,450
2009	143,584
2010	54,230
2011	7,812

Total	$758,436

Scheduled Service.  We provide scheduled air cargo services to most of the world’s largest international freight forwarders and agents. We operate airport-to-airport routes on a specific schedule, and customers pay to have their freight carried on that route and schedule. Our scheduled all-cargo network serves four principal economic regions: North America, South America, Asia and Europe. We offer access through its limited-entry operating rights to Japan at Tokyo’s Narita Airport, to China at Shanghai’s Pudong Airport and Beijing’s Capital International Airport, and to Brazil at Veracopas Airport near Sao Paulo. Beginning as a small, trans-Pacific operator over 10 years ago, our Scheduled Service operation now provides 18 daily departures to 15 different cities in ten countries across four continents. Our customer relationships are supported by the flight frequency and dependability of our global network.

Scheduled Service is designed to provide prime-time arrivals and departures on key days of consolidation for freight forwarders and shippers, to coordinate the various departure and arrival combination points necessary to offset directional imbalances of traffic and to arrange a global connecting or through-service network between economic regions to achieve higher overall Yields and Load Factors. Scheduled Service imposes both Load Factor and Yield risk on us since it generally provides the service regardless of traffic. Unlike our ACMI operations, our Scheduled Service business bears all direct costs of operation, including fuel, insurance, overfly and landing fees and aircraft and cargo handling. Distribution costs include direct sales costs through our own sales force and through commissions paid to general sales agents. Commission rates are typically between 2.5% and 5.0% of commissionable revenue sold.

The Scheduled Service business is seasonal, with peak demand coinciding with the retail holiday season, which traditionally begins in September and lasts through mid-December.

Scheduled Service revenue represented 41.4.%, 34.4% and 45.3% of our total operating revenue for the years ended December 31, 2006, 2005 and 2004, respectively. The majority of our Scheduled Service business is conducted with large multi-national freight forwarders, which include, among others, DGF (DHL/Global Forwarding), EXEL Global Logistics, Expeditors International, EGL Global Logistics, Hellmann Worldwide, Kuehne and Nagel, Nippon Express, Panalpina, Schenker AG and UPS Supply Chain Solutions. No single customer accounted for 10% or more of our total revenue for 2006.

The Asian market accounts for approximately 57.7%, 60.8% and 50.8% of our Scheduled Service revenue for the years ended December 31, 2006, 2005 and 2004, respectively. In late 2004, we increased our presence in the China market by becoming one of only four U.S. freight operators permitted by the DOT to serve China on a Scheduled Service basis. We currently make 12 weekly flights to China, serving both the Shanghai and Beijing markets. We have been awarded an additional four weekly flights to China by the DOT, with these additional services expected to begin when additional commercially viable slots can be obtained in Beijing.

AMC Charter.  The AMC Charter business provides full planeload charter flights to the U.S. Military. The AMC Charter business is similar to the Commercial Charter business (described below) in that we are responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel used during AMC flights is fixed by the military. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC generally for twelve-month periods running from October to September of the next year. We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for the AMC Charter flights exceeds the fixed price; if the price of fuel paid by us is less than the fixed price, then we pay the difference to AMC. AMC buys cargo capacity on two bases: a fixed basis, which is awarded annually, and expansion flying on an ad hoc basis, which is awarded on an as needed basis throughout the contract term. While the fixed business is predictable, Block Hour levels for expansion flying are difficult to predict and thus are subject to fluctuation. The majority of our AMC business in 2006 and 2005 was expansion flying.

Revenue derived from the AMC Charter business represented 22.1%, 27.2% and 20.0% of operating revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

Commercial Charter.  Our Commercial Charter business segment involves providing a full planeload of capacity to a customer for one or more flights based on a specific origin and destination. Customers include charter brokers, freight forwarders, direct shippers and airlines. Unlike ACMI flying, charter customers pay a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs. Revenue from the Commercial Charter business is generally booked on a short-term basis.

Revenue derived from our Commercial Charter business accounted for 5.6%, 6.7% and 4.9% of our operating revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

Sales and Marketing

We have regional offices covering the Americas, Asia and EMEIA (Europe, Middle East, India and Africa). These offices market our ACMI services and charter services directly to other airlines and indirect air carriers, as well as to charter brokers and agents. The Scheduled Service sales organization markets its Scheduled Service and Commercial Charter services directly, or through a network of offline general sales agents to freight forwarders. Additionally, we have a separate, dedicated charter business unit that directly manages the AMC Charter business and capacity, and also manages our Commercial Charter business and capacity either directly or indirectly through our sales organizations.

Maintenance

The maintenance programs for our aircraft vary according to fleet type. Maintenance represented our fourth-largest operating expense for the year ended December 31, 2006. Primary maintenance activities include scheduled and unscheduled work on airframes and engines. Scheduled maintenance activities encompass those activities specified in a carrier’s maintenance program approved by the FAA. The costs necessary to adhere to this maintenance program will increase over time, based on the age of the aircraft and/or its engines or due to FAA airworthiness directives (“ADs”).

Scheduled airframe maintenance includes low-level, daily checks that are made at regular intervals (usually within 24-to-48 hours of completion of a flight) by our maintenance staff or third-party vendors. A/B Checks are normally performed on the aircraft (usually between 400 and 1100 hours) by our maintenance staff or third-party vendors and are fairly limited in nature. C Checks are higher level “heavy” airframe maintenance checks that are more extensive in scope and duration than A/B Checks and are generally performed every 18 to 24 months. C Checks, with respect to our Boeing 747-200 aircraft (performed by third-party vendors), are generally more involved than those performed on our Boeing 747-400 aircraft, chiefly due to the differences in the fleet types, including the age of the aircraft, and in the maintenance programs and procedures that are prescribed by the FAA. Our employees and contractors at our maintenance facility in Prestwick, Scotland perform C Checks on many of our Boeing 747-400 aircraft. D Checks are the heaviest and most extensive of all the airframe maintenance checks and are generally performed at the earlier of 25,000-to-28,000 flight hours or a six-to-ten year interval.

Our FAA-approved maintenance program allows our engines to be maintained on an “on condition” basis. Under this arrangement, engines are sent for overhaul based on life-limited parts and/or performance deterioration.

We believe that a balance between “in-house” and fixed, firm-priced contracts provides the most efficient means of maintaining our aircraft fleet and the most reliable way to forecast our maintenance costs. A certain portion of our lower-level maintenance activities (primarily, daily checks and A/B Checks) are performed on a time and material basis.

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

Since the terrorist attacks of September 11, 2001, we and other airlines have been unable to obtain coverage for claims resulting from acts of terrorism, war or similar events (war-risk coverage) at reasonable rates from the commercial insurance market. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the federal government. The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through August 31, 2007 as required by the Homeland Security Act of 2002, as amended by the Consolidated Appropriations Act of 2005, the Transportation Act of 2006, the Continuing Appropriations Resolution of 2007 and by the Transportation et al Appropriations Act of 2007. With the President’s approval, the Secretary of Transportation may extend the coverage through year-end 2007. If the federal insurance program were to be terminated, we would likely face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

Governmental Regulation

General.  Atlas and Polar are subject to regulation by the DOT and the FAA, among other governmental agencies. The DOT primarily regulates economic issues affecting air service, such as certification, fitness and citizenship, competitive practices, insurance and consumer protection. The DOT has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority or seek criminal sanctions. Atlas and Polar each holds DOT-issued certificates of public convenience and necessity plus exemption authority to engage in scheduled air transportation of property and mail, in domestic as well as enumerated international markets, and charter air transportation of property and mail on a worldwide basis.

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

In addition to holding the DOT-issued certificate and exemption authority, each U.S. air carrier must hold a valid FAA-issued air carrier certificate and FAA-approved operations specifications authorizing operation in specific regions with specified equipment under specific conditions and are subject to extensive FAA regulation and oversight. The FAA is the U.S. government agency primarily responsible for regulation of flight operations and, in particular, matters affecting air safety, such as airworthiness requirements for aircraft, operating procedures, mandatory equipment and the licensing of pilots, mechanics and dispatchers. The FAA monitors compliance with maintenance, flight operations and safety regulations and performs frequent spot inspections of aircraft, employees and records. The FAA also has the authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and engines, fire retardant and smoke detection devices, increased security precautions, collision and windshear avoidance systems, noise abatement and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future. In addition, the FAA mandates certain record-keeping procedures. The FAA has the authority to modify, temporarily suspend or permanently revoke an air carrier’s authority to provide air transportation or that of its licensed personnel, after providing notice and a hearing, for failure to comply with FAA rules, regulations and directives. The FAA is empowered to assess civil penalties for such failures or institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations and directives. The FAA is also empowered to modify, suspend or revoke an air carrier’s authority on an emergency basis, without providing notice and a hearing, where significant safety issues are involved.

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

A foreign government’s regulation of its own air carriers can also affect our business. For instance, in July 2006, as part of a broad plan to modify the licensing requirements of air carriers of Member States of the European Union, the European Commission announced a proposal to limit European Union carriers use of wet leased aircraft from airlines of non-European Union Member States to two non-consecutive six month periods and to require reciprocity by the wet lessor’s government. The proposal is expected to be considered during the European Union legislative process over the next several years. If enacted by the European Parliament and the Council of Ministers, the proposal could reduce ACMI business opportunities and adversely impact our business.

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

Under the FAA’s ADs issued pursuant to its aging aircraft program, we are subject to extensive aircraft examinations and will be required to undertake structural modifications to our fleet from time to time to address the problems of corrosion and structural fatigue. As part of the FAA’s overall Aging Aircraft program, it has issued ADs requiring certain additional aircraft modifications to be accomplished. We estimate that the modification costs per aircraft will range between $2 million and $3 million. Two aircraft in our Boeing 747-200 fleet have already undergone the major portion of such modifications. We anticipate no aircraft will undergo such modifications during 2007. The remaining 13 Boeing 747-200 aircraft in service will require modification prior to 115,000 hours total aircraft time. Other ADs have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The Boeing 747-400 freighter aircraft were delivered in compliance with all existing FAA ADs at their respective delivery dates. It is possible, however, that additional ADs applicable to the types of aircraft or engines included in our fleet could be issued in the future and that the cost of complying with such ADs could be substantial. Also, the FAA is considering a rule that would increase the inspection and maintenance burden on aging aircraft.

Atlas and Polar are also subject to the regulations of the U.S. Environmental Protection Agency (the “EPA”) regarding air quality in the United States. All aircraft in the Atlas/Polar fleet meet or exceed applicable EPA fuel venting requirements and smoke emissions standards.

Other Regulations.  Air carriers are also subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities and are required to obtain an aeronautical radio license from the Federal Communications Commission. Additionally, Atlas and Polar are subject to international trade restrictions imposed by Presidential determination and the Office of Foreign Assets Control of the U.S. Department of the Treasury. Atlas and Polar endeavor to comply with such requirements at all times. Our operations may become subject to additional federal requirements in the future under certain circumstances. We are also subject to state and local laws and regulations at locations where we operate and the regulations of various local authorities that operate the airports we serve. We believe Atlas and Polar are in material compliance with all of such currently applicable laws and regulations.

Civil Reserve Air Fleet.  Atlas and Polar both participate in the Civil Reserve Air Fleet (“CRAF”) Program, which permits the U.S. Department of Defense to utilize participants’ aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft. Participation in the CRAF Program could adversely restrict our commercial business in times of national emergency.

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

Competition

The market for outsourcing cargo ACMI services is highly competitive. We believe that the most important basis for competition in the ACMI business are the age of the aircraft fleet, the payload and cubic capacities of the aircraft and the price, flexibility, quality and reliability of the air transportation services provided. We and TNT N.V. are the only two service providers in the Boeing 747-400F ACMI market. Competition with respect to the Boeing 747-200 ACMI market, however, is more significant, and our principal competitors include Air Atlanta Icelandic, Focus Air, Southern Air, Tradewinds, Evergreen and Kalitta Air. World Airways, Inc. and Gemini are also ACMI competitors, operating MD11’s in cargo ACMI services, which services also provide indirect competition in some markets to the B747 freighters. In keeping with our strategy of actively managing our asset base by selectively disposing of less productive assets, we intend to reduce our Boeing 747-200 capacity over the next several years and to replace older aircraft with our order for Boeing 747-8F aircraft. We believe that our ability to grow the ACMI business depends upon economic conditions, the level of commercial activity and our continuing ability to convince major international airlines that outsourcing their air cargo needs is more effective and efficient than undertaking cargo operations with their own incremental capacity and with other resources.

We offer fully dedicated freighter capacity to our freight-forwarder customers, transporting goods primarily on aircraft pallets. We compete for cargo volume principally with other all-cargo and combination carriers, including Cathay Pacific, Northwest, Japan Air Lines, Nippon Cargo Airlines, Korean, KLM and Lufthansa and with major passenger airlines that have substantial belly cargo capacity. The primary competitive factors in the Scheduled Service market are price, geographic coverage, flight frequency, reliability and capacity. While we do not have a major share of the global Scheduled Service market, we believe that we can compete effectively by offering reliable flight schedules to key limited-entry markets (including China, Japan and intra-Asia) and in smaller, niche markets (including Brazil, Chile and specific trans-Atlantic trade lanes such as Amsterdam to Chicago and Amsterdam to Atlanta).

We participate through our AMC Charter business segment in the CRAF Program under one-year contracts with the AMC, where we have made available a substantial number of our aircraft to be used by the U.S. Military in support of their operations and operate such flights pursuant to entitlement based, full-cost contracts. Airlines may participate in the CRAF Program either alone or through a teaming arrangement. There are currently three groups of carriers (or teams) and several independent carriers that are not part of any team that compete for AMC business. We are a member of a team led by FedEx. We pay a commission to the FedEx team, based on the revenues we receive under our AMC contracts. Our AMC Charter business, while profitable, has limited visibility into long-term demand. The formation of additional competing teaming arrangements, increased participation of other independent carriers, an increase by other air carriers in their commitment of aircraft to the CRAF program, or the withdrawal of any of the current team members, especially FedEx, or a reduction of the number of planes pledged to the CRAF program by our team, and the uncertainty of future military airlift demand from commercial providers, could adversely affect the amount of AMC business awarded to the Company in the future. To the extent that we receive a reduction in our awards or expansion business, we will re-deploy the available aircraft to our other business segments or remove the capacity from our fleet.

The Commercial Charter market is highly competitive, with a number of operators, including Evergreen International, FedEx, Kalitta, Lufthansa Charter and other passenger airlines providing similar services. Our Commercial Charter business is our smallest business segment in terms of revenue. Many of our ad hoc charter flights are one-way return flights from Asia or Europe, positioned by one-way AMC flights that originate from the United States and terminate in Europe and the Middle East. Over the last two years, most of our ad hoc charter capacity has been allocated to the AMC Charter business, and this allocation is expected to continue into the foreseeable future.

Fuel

Aviation fuel is one of the most significant expenses for an aircraft operator. During the years ended December 31, 2006, 2005 and 2004, fuel costs represented 34.3%, 30.4% and 25.6%, respectively, of our total operating expenses. Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues and supply and demand, which we can neither control nor accurately predict. The following table summarizes our total fuel consumption and costs for the years ended December 31:

	2006	2005	2004

Gallons consumed (in thousands)	214,808	246,619	280,304
Average price per gallon, including tax	$2.12	$1.75	$1.25
Cost (in thousands)	$454,675	$432,367	$351,112
Fuel burn-gallons per Block Hour (excluding ACMI)	3,275	3,352	3,351

Our exposure to fluctuations in fuel price directly impacts only our Scheduled Service and Commercial Charter businesses. We shift a portion of the burden of price increases to customers by imposing a surcharge. While we believe that both the 2006 and 2005 periods were affected by increases in fuel surcharges, the fuel surcharge does not completely limit our exposure to increases in fuel prices. The ACMI segment has no fuel price exposure because ACMI contracts require our customers to pay for aviation fuel. Similarly, we generally have no fuel price risk in the AMC business because the price is set under our annual contract, and we receive or make subsequent payments to adjust for price increases and decreases from the contractual rate. AMC fuel expense for the years ended December 31, 2006, 2005 and 2004 was $143.9 million, $160.4 million and $85.6 million, respectively.

In the past, we have not experienced significant difficulties with respect to fuel availability. Although we currently do not anticipate a significant reduction in the availability of jet fuel, a number of factors, such as geopolitical uncertainties in oil-producing nations and shortages in and disruptions to refining capacity, make accurate predictions impossible. For example, hostilities and political turmoil in oil-producing nations could lead to disruptions in oil production and/or to substantially increased oil prices. The inability to obtain jet fuel at competitive prices would materially and adversely affect our results of operation and financial condition.

Although we have not regularly entered into hedging arrangements in the past, we have recently entered into fixed forward fuel purchases for use in 2007. We have committed to purchase approximately 21.9 million gallons of jet fuel at an average cost of $1.98 per gallon for a total commitment of $43.3 million which represents approximately 17% of our projected 2007 Scheduled Service fuel uplift. These contracts expire in December 2007.

Employees

Our business is labor intensive, with salaries, wages and benefits accounting for approximately 18.4%, 17.2% and 15.6% of our consolidated operating expenses for 2006, 2005 and 2004, respectively. As of December 31, 2006, we had 1,840 employees, 930 of whom were crewmembers. We maintain a comprehensive training program for our crewmembers in compliance with FAA requirements, in which each pilot and flight engineer regularly attends recurrent training programs. All crewmembers in the direct employment of Atlas and Polar are represented by the Air Line Pilots Association (“ALPA”). Those crewmembers hired directly by our former subsidiary, Atlas Air Crew Services, in Stansted, England and now employed by an Atlas Air Branch Office (“AABO”), are not represented by any union.

Our relations with ALPA are governed by the Railway Labor Act of 1926. Under this statute, a collective bargaining agreement between a company and the labor union generally does not expire but becomes amendable as of a stated date. If either party wishes to modify the terms of such agreement, it must notify the other in the manner prescribed in the agreement. We are subject to risks of work interruption or stoppage and may incur additional administrative expenses associated with union representation of its employees.

The Atlas collective bargaining agreement became amendable in February 2006. Negotiations pursuant to Section 6 of the Railway Labor Act to amend this agreement have been placed on hold by mutual agreement of the parties in favor of completion of the merger between the Atlas and Polar crew forces, including the negotiation of a single collective bargaining agreement covering both crew forces.

In November 2004, in order to increase efficiency and assist in controlling certain costs, we initiated steps to combine the U.S. crewmember bargaining units of Atlas and Polar. These actions are in accordance with the terms and conditions of Atlas’ and Polar’s collective bargaining agreements, which provide for a seniority integration process and the negotiation of a single collective bargaining agreement. ALPA has set a “Policy Initiation Date” (PID”) triggering the provisions of its merger policy. ALPA and the Company are currently in discussions regarding a “Merger Protocol Letter of Agreement” addressing the negotiations for a single collective bargaining agreement that will cover the integrated crew forces. If these discussions are not successful, there is no guarantee that ALPA will ultimately agree to complete the merger. If ALPA does not agree to complete the merger, the Company has the right to file a grievance to compel, but there is no guarantee that an arbitrator will uphold the Company’s position. Additionally, if the parties do enter into negotiations for a single collective bargaining agreement, in the event that we are unsuccessful in reaching a comprehensive final agreement, any unresolved issues will be submitted to binding arbitration. While we cannot give assurance as to the outcome of such arbitration, an adverse decision by the arbitrator could materially increase our crew costs. We may not be able to quickly or fully recover these increased costs by increasing our rates, which could have a material adverse effect on our business, results of operations and financial condition.

Following a brief strike in the fall of 2005, Polar entered into a new labor agreement for a term of 18 months beginning October 5, 2005. Polar’s collective bargaining agreement becomes amendable in April 2007. Negotiations to amend this agreement have been placed on hold, pending the planned merger of the Atlas and Polar crew forces.

Chapter 11 Reorganization

In early 2003, we embarked on a comprehensive program that included a change in our senior management and the initiation of an aggressive operational and financial restructuring plan. Throughout the course of 2003, management implemented significant cost saving initiatives and negotiated with various lessors and secured aircraft creditors to reduce and or defer rents and payments on our aircraft. By the end of 2003, we were able to negotiate binding term sheets and restructuring agreements with a majority of our significant aircraft lenders and lessors, including Deutsche Bank Trust Company (“Deutsche Bank”), the agent under two credit facilities formerly maintained by two subsidiaries of Holdings.

On January 30, 2004, (the “Bankruptcy Petition Date”), AAWW, Atlas, Polar and two other of AAWW’s subsidiaries, Airline Acquisition Corp I (“Acquisition”) and Atlas Worldwide Aviation Logistics, Inc. (“Logistics,” and together with AAWW, Atlas, Polar and Acquisition collectively, the “Debtors”) each filed for relief under chapter 11 (“Chapter 11”) of title 11 of the United States Code, 11 U.S.C. 101 et seq. (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). The Bankruptcy Court jointly administered these cases as In re: Atlas Air Worldwide Holdings, Inc., Atlas Air, Inc., Polar Air Cargo, Inc., Airline Acquisition Corp I, and Atlas Worldwide Aviation Logistics, Inc., Case No. 04-10792 (collectively, the “Chapter 11 Cases” or the “Chapter 11 Proceedings”). Throughout the Chapter 11 Proceedings, the Debtors operated their respective businesses as debtors-in-possession (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and the orders of the Bankruptcy Court. The Financial Statements appearing in Item 8 of Part II of this Report include data for all of our subsidiaries, including those that did not file for relief under Chapter 11.

A number of the restructuring agreements that we entered into prior to filing for bankruptcy required a Chapter 11 filing as part of their implementation. In addition, the Chapter 11 filing helped facilitate the restructuring program by establishing one forum for the resolution of claims and implementation of a wide range of restructuring agreements. The Chapter 11 filing had also helped facilitate the issuance of the new equity securities required by certain of the restructuring agreements (see Note 2 to our Financial Statements for additional information concerning our reorganization).

The Debtors emerged from bankruptcy protection under the Second Amended Joint Plan of Reorganization (the “Plan of Reorganization”) which (i) was confirmed by the Bankruptcy Court on July 16, 2004 and (ii) after each of the conditions precedent to consummation was satisfied or waived, became effective as of July 27, 2004 (the “Effective Date”). In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), we adopted fresh-start accounting as of the Effective Date (see Note 2 to our Financial Statements for additional information concerning our reorganization). References to “Predecessor Company” or “Predecessor” refer to us prior to the Effective Date. References to “Successor Company” or “Successor” refer to us after the Effective Date, following the adoption of fresh-start accounting. As a result of fresh-start accounting, the Successor Company’s Consolidated Financial Statements are not comparable with the Predecessor Company’s Consolidated Financial Statements.

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

You should carefully consider each of the following Risk Factors and all other information in this Report. These Risk Factors are not the only ones facing us. Our operations could also be impaired by additional risks and uncertainties. If any of the following risks and uncertainties develops into actual events, our business, financial condition and results of operations could be materially and adversely affected.

RISKS RELATED TO OUR BUSINESS

Risks Related to Our ACMI Business

We depend on a limited number of significant customers for our ACMI business, and the loss of one or more of such customers could materially adversely affect our business, results of operation and financial condition.

During the years ended December 31, 2006, 2005 and 2004, our ACMI business accounted for approximately 27.6%, 28.8% and 26.6%, respectively, of our operating revenues. We depend on a limited number of significant customers for our ACMI business which numbered between 7 and 12 during that period. In addition, Emirates accounted for 11.9%, 9.8% and 9.1% of our total operating revenues for the years ended December 31, 2006, 2005 and 2004, respectively. We typically enter into ACMI contracts with terms of 3 months up to 5 years with our customers and the terms of these contracts expire on a staggered basis over the next 4.3 years. There is a risk that our customers, including Emirates, may not renew their ACMI contracts with us on favorable terms or at all. Entering into ACMI contracts with new customers generally requires a long sales cycle, and as a result, if our ACMI contracts are not renewed, our business, results of operations and financial condition could be materially adversely affected.

Our ACMI growth strategy could be adversely affected by a significant delay in the delivery of our new Boeing 747-8F freighter aircraft, or if such aircraft do not meet their performance specifications.

In September 2006, we placed an order for 12 new Boeing 747-8F freighter aircraft that are scheduled to be delivered in 2010 and 2011. As part of this transaction, we also hold rights to purchase up to an additional 14 Boeing 747-8F aircraft at fixed prices, of which one is being held under option. The addition of these new aircraft is a material component of our ACMI growth strategy. Although the Boeing 747-8F aircraft shares many of the same components used in other Boeing 747 models, it is a new aircraft model and has not yet received the necessary regulatory approvals and certifications. Any significant delay in Boeing’s production or delivery schedule, including because of delay in receiving the necessary approvals and certifications, could delay the delivery and deployment of these aircraft. Although Boeing has provided us with performance guarantees, there is a risk that the new aircraft may not meet the performance specifications that are important to our customers, which could adversely affect our ability to deploy these aircraft in a timely manner or at favorable rates.

Risks Related to Our AMC Charter Business

We derive a significant portion of our revenues from our AMC Charter business, and a substantial portion of these revenues were generated pursuant to expansion flying, as opposed to fixed contract arrangements with the AMC. In the longer term, we expect that the revenues from our AMC Charter business may decline from 2006 levels, which could have a material adverse effect on our business, results of operations and financial condition.

During the years ended December 31, 2006, 2005 and 2004, approximately 22.1%, 27.2% and 20.0%, respectively, of our operating revenues were derived from our AMC Charter business. In each of these years, the revenues derived from expansion flights for the Air Mobility Command significantly exceeded the value of the fixed flight component of our AMC contract.

While we expect that our AMC Charter business, especially expansion flights, will generate a significant amount of our revenue for the foreseeable future, future revenues from this business may decline from fiscal year 2006 levels as a result of reduced military heavy lift requirements. Revenues from our AMC Charter business are derived from one-year contracts that the Air Mobility Command is not required to renew. Changes in national and international political priorities can significantly affect the volume of our AMC Charter business, especially the volume of expansion flying. Any decrease in U.S. military activity could reduce our AMC Charter business. In addition, our share of the total AMC Charter business depends on several factors, including the total fleet size we commit to the CRAF program and the total number of aircraft deployed by our partners and competitors in the program. The Air Mobility Command also holds all carriers to certain on-time performance requirements. To the extent that we fail to meet those performance requirements, or if we fail to perform or to pass semi-annual inspections, our revenues from our AMC Charter business could decline through a suspension or termination of our AMC contract. Our revenues could also decline due to a reduction in the revenue rate we are paid by the Air Mobility Command, a greater reliance by the AMC on its own freighter fleet or a reduction in our allocation of expansion flying. If our AMC Charter business declines significantly and we are unable to effectively deploy the resultant capacity, it could have a material adverse effect on our business, results of operations and financial condition.

Our AMC Charter business is dependent on our participation in a team accredited to participate in the CRAF program. If one of our team members withdraws from the program, or if our competitors commit additional aircraft to this program, our share of AMC flying may decline, which could have a material adverse effect on our results of operations and financial condition.

Each year, the Air Mobility Command grants a certain portion of its AMC Charter business to different airlines based on a point system that is determined by the amount and type of aircraft pledged to the CRAF program. We participate in the CRAF program through a teaming arrangement with other airlines, led by FedEx. Our team is one of three major teams participating in the CRAF program. The formation of competing teaming arrangements, an increase by other air carriers in their commitment of aircraft to the program, the withdrawal of our team’s current partners, especially FedEx, or a reduction of the number of planes pledged to the CRAF program by our team could adversely affect the volume of and our revenues from our AMC Charter business, which could have a material adverse effect on our business, results of operations and financial condition. Our AMC Charter business could also be adversely impacted by increased participation of independent carriers in the CRAF program.

Risks Related to Our Scheduled Service Business

Operating results in our Scheduled Service business may vary significantly from period to period, which could cause us to fail to meet operating targets.

During the years ended December 31, 2006, 2005 and 2004, approximately 41.4% 34.4% and 45.3% of our operating revenues were derived from our Scheduled Service business. Our Scheduled Service business operates according to fixed flight schedules regardless of the amount of cargo transported. Consequently, a significant portion of our Scheduled Services costs are fixed, such as crew, fuel, capital costs, maintenance, and facilities expenses. The revenues generated from our Scheduled Services business vary significantly from period to period depending on a number of factors outside our control, including global airfreight demand, competition, global economic conditions and increases in fuel costs. As a result, if revenue for a particular period is below expectations, we will be unable to proportionately reduce our operating expenses for that period. Any revenue shortfall during a quarterly or annual period may cause our profitability for that period to fall. Accordingly, you should not rely on period-to-period comparisons of operating results in our Scheduled Service business as an indicator of future performance.

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

A significant amount of our business, primarily in the Scheduled Service business, is conducted in limited-entry international markets with U.S.-negotiated rights that have been awarded in competitive carrier selection proceedings. This includes our Japan rights, China rights and our rights to carry local traffic between Hong Kong and other countries. Limited-entry rights are typically subject to loss for underutilization and there is a risk that some of our limited-entry rights may lapse if economic conditions and reduced demand from our customers preclude us from using them in full. The inability to obtain additional limited-entry routes might adversely affect our ability to quickly respond to any increased demand for Scheduled Service and thus limit our growth opportunities. If additional carriers are awarded route rights in the limited entry markets where we currently operate, we will face increased competition which could have an adverse effect on the rates we are able to charge for our service and the value of our limited entry rights may be diminished.

We may be unable to complete, or may be delayed in completing, our contemplated transaction with DHL. An inability to complete the transaction would impact our business strategy.

On November 28, 2006, one of our wholly owned subsidiaries, PACW, entered into a purchase agreement with DHL for DHL to acquire a 49% equity interest including a 25% voting interest, in PACW in exchange for $150 million in cash. It is also contemplated that DHL will enter into a commercial arrangement through which PACW will provide express network services to DHL. In accordance with the purchase agreement, PACW also will enter into various commercial intercompany arrangements with one or more of its affiliates. The completion of these proposed transactions is an important part of enhancing the performance of our Scheduled Service business. While we are currently in the process of finalizing the commercial agreements, there can be no assurance that we will be able to enter into those agreements on acceptable terms or at all. The completion of the contemplated transaction is subject to some closing conditions that are outside of our control, such as review and approval by regulatory authorities and third party consents. As a result, we can provide no assurance that this transaction will be completed. Our inability to complete this transaction, or delays in completing this transaction, may adversely impact our ability to execute our business strategy which could have a material adverse effect on our business, results of operations and financial condition.

Our proposed agreements with DHL will require us to meet certain performance targets in our Scheduled Service operations, including higher departure/arrival reliability and accelerated processing schedules. Failure to meet these performance targets could lead to penalties under these agreements, or termination of the agreements.

Our ability to derive the expected economic benefits from our proposed transactions with DHL depends substantially on our ability to successfully meet strict performance standards and deadlines for processing cargo as part of an express cargo and freight network. These performance standards will impose more stringent time schedules on our Scheduled Service business than we currently operate under, and we will be required to commence operating under these tighter time schedules by October 31, 2008 or an earlier date if requested by DHL. If we are not able to successfully transition our Scheduled Service to these accelerated schedules in a timely manner, we may not be able to achieve the projected revenues and profitability from this contract and DHL has the right to terminate the agreement in certain such circumstances.

Our blocked space agreement with DHL will confer certain termination rights to DHL which, if exercised or triggered, may result in us being unable to realize the full benefits of this transaction.

The proposed terms of our blocked space agreement with DHL give DHL the option to terminate the agreement, for convenience, on one year’s notice to us, at the fifth, tenth or fifteenth anniversary of the agreement’s commencement date. Further, DHL has a right to terminate for cause in the event that we default on our performance or we are unable to perform for reasons beyond our control. If DHL exercises these termination rights, we will not be able to achieve the projected revenues and profitability from this contract.

Risks Related to Our Business Generally

While our revenues may vary significantly over time, a substantial portion of our operating expenses are fixed. These fixed costs limit our ability to quickly change our cost structure to respond to any declines in our revenues, which could reduce Company profitability.

To maintain our level of operations, a substantial portion of our costs are fixed, such as capital costs and debt service, crew and facility costs. Operating revenues from our business are directly affected by our ability to maintain high utilization of our aircraft and services at favorable rates. The utilization of our aircraft and our ability to obtain favorable rates are, in turn, affected by many factors, including global demand for airfreight, global economic conditions, fuel costs, and the deployment by our current and potential customers of their own aircraft, among others, causing our revenues to vary significantly over time. As a result, if our revenues for a particular period are below expectations, we will be unable to proportionately reduce our operating expenses for that period. Any revenue shortfall during a quarterly or annual period may cause our profitability for that period to fall.

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

Should any of our existing aircraft or our new order of 747-8F freighter aircraft become underutilized in our ACMI or AMC Charter business, failure to re-deploy these aircraft at favorable rates in our other lines of business or to successfully and timely dispose of such aircraft could have a material adverse effect on our business, results of operations and financial condition.

We provisionally allocate our existing and on-order aircraft among our business segments according to projected demand. If demand in our ACMI or AMC Charter businesses weakens so that we have underutilized aircraft, we will seek to re-deploy these aircraft in our other lines of business. If we are unable to successfully deploy our existing aircraft or our new order of Boeing 747-8F freighter aircraft, when delivered, at favorable rates or achieve a timely disposal of such aircraft, our long term results of operations could be materially affected.

Our substantial lease and debt obligations, including aircraft lease and other obligations, could impair our financial condition and adversely affect our ability to raise additional capital to fund our operations or capital requirements, all of which could limit our financial resources and ability to compete, and may make us more vulnerable to adverse economic events.

As of December 31, 2006, we had total obligations of approximately $2.8 billion related to aircraft operating leases, debt and other lease obligations. These obligations are expected to increase significantly over the next several years as we begin to accept delivery and finance all or a portion of our new Boeing 747-8F freighter aircraft. Our outstanding financial obligations could have negative consequences, including:

•	making it more difficult to pay principal and interest with respect to our debt and lease obligations;

•	requiring us to dedicate a substantial portion of our cash flow from operations for interest, principal and lease payments and reducing our ability to use our cash flow to fund working capital and other general corporate requirements;

•	increasing our vulnerability to general adverse economic and industry conditions; and

•	limiting our flexibility in planning for, or reacting to, changes in business and in our industry.

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

Restrictive covenants in certain of our debt and lease obligations, under certain circumstances, could impact our ability to:

•	pay dividends or repurchase stock;

•	consolidate or merge with or into other companies or sell all of our assets; and/or

•	expand in a material way into lines of businesses beyond existing business activities or those which are cargo-related and/or aviation-related and similar businesses.

In certain circumstances, a covenant default under one instrument could cause us to be in default of other obligations as well. Any such unremedied defaults could lead to an acceleration of repayment in full of any amounts owed, and in certain circumstances, potentially could cause us to lose possession or control of certain aircraft.

We have a number of contractual obligations, including progress payments, associated with our order of 12 Boeing 747-8F freighter aircraft. If we are unable to obtain financing for these aircraft and/or make the required progress payments, our growth strategy will be disrupted and our business, results of operations and financial condition could be materially adversely affected.

In September 2006, we placed an order for 12 new Boeing 747-8F freighter aircraft that are scheduled to be delivered in 2010 and 2011. As part of this transaction, we also hold options and rights to purchase up to an additional 14 747-8F aircraft at fixed prices. We are required to pay significant pre-delivery deposits to Boeing for these aircraft. We commenced making these pre-delivery payments in the third quarter of 2006. As of December 31, 2006, we had commitments of approximately $2.1 billion associated with this aircraft order (including estimated contractual escalations and applying purchase credits). We typically finance our aircraft, including the required progress payments, through either mortgage debt or lease financing. Although we have received standby financing commitments to finance four of these aircraft, we cannot assure you that we will be able to meet the financing conditions contained in these commitments or to secure other financing at all or on terms attractive to us. If we are unable to secure such financing on acceptable terms, we may be required to incur financing costs that are substantially higher than what we currently anticipate.

Fuel price volatility could adversely affect our business and operations, especially in our Scheduled Service and Commercial Charter businesses.

The price of aircraft fuel is unpredictable and has been increasingly volatile over the past few years. Fuel is one of the most significant expenses in our Scheduled Service and Commercial Charter businesses. For the years ended December 31, 2006, 2005 and 2004, fuel costs were approximately 34.3% 30.0% and 25.6%, respectively, of our total operating expenses. Although we attempt to pass on increases in the price of aircraft fuel to our Scheduled Service and Commercial Charter customers by imposing a surcharge, we ultimately bear a portion of any price increases. There can be no assurance that we will be able to continue to impose such surcharges in the future. Prior to September 2006 we did not enter into fuel hedging arrangements. With respect to the fourth quarter of 2006, we hedged approximately 15.3 million gallons of our Scheduled Service fuel requirements in the fourth quarter through a combination of physical fixed fuel purchases and jet fuel swaps. We have recently entered into fixed forward fuel purchases for use in 2007. Through March, 2007, we have committed to purchase approximately 21.9 million gallons at an average cost of $1.98 per gallon for a total commitment of $43.3 million which represents approximately 17% of our projected 2007 Scheduled Service fuel uplift. The contracts are for monthly uplift at various stations and all expire in December 2007.

In addition, while our ACMI contracts require our customers to pay for aviation fuel, if fuel costs increase significantly, their customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers.

Our insurance coverage may become more expensive and difficult to obtain.

Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general, and the insured carrier in particular. Future terrorist attacks and other adverse events involving aircraft could result in increases in insurance costs and could affect the price and availability of such coverage. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the federal government. The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through August 31, 2007 as required by the Homeland Security Act of 2002, as amended by the Consolidated Appropriations Act of 2005 and by the Transportation Appropriations Act of 2006 and as further extended by the U.S. Secretary of Transportation. If the federal war-risk coverage program terminates or provides significantly less coverage in the future, we would likely face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

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

In order to do business with government agencies, we must comply with, and are affected by, many laws and regulations, including those related to the formation, administration and performance of U.S. government contracts. These laws and regulations, among other things:

•	require, in some cases, certification and disclosure of all cost and pricing data in connection with contract negotiations, and may give rise to U.S. government audit rights;

•	impose accounting rules that dictate how we define certain accounts, define allowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts;

•	establish specific health, safety and doing-business standards; and

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

On October 28, 2004, the SEC issued a Wells notice to us indicating that the SEC is considering bringing a civil action against us alleging that we violated certain financial reporting provisions of the federal securities laws from 1999 to 2002. In addition, on February 14, 2006, the Department of Justice served us with a subpoena in connection with its investigation into the fuel surcharge pricing practices of approximately 20 air cargo carriers. Other than the subpoena, there has been no complaint or demand of us by the Department of Justice, and we are fully cooperating with this investigation. As a result of the investigation, we and a number of other cargo carriers have been named co-defendants in a number of class action suits filed in multiple jurisdictions of the U.S. Federal District Court, and have been named in two civil class action suits in Ontario and British Columbia, Canada, which are substantially similar to the U.S. class action suits. We have also received notification from Swiss authorities that they are investigating the freight pricing practices of several carriers, including us, on routes between Switzerland and the U.S. The Swiss authorities have not communicated any specific complaint or demand to us. We are also party to a number of other claims, lawsuits and pending actions, which we consider to be routine and incidental to our business (see Note 12 to our Financial Statements).

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

We have had material weaknesses in our internal controls over financial reporting.

In the past, we have had material weaknesses identified by our independent registered public accounting firm. These weaknesses have been remediated. As we continue to evaluate the operating effectiveness of our internal controls, it is possible that management may identify new deficiencies that come within the definition of a material weakness. There can be no assurance that all such material weaknesses, if identified, could be remediated in a timely manner. If we are unsuccessful in our efforts to permanently and effectively remediate future identified material weaknesses, or otherwise fail to maintain adequate internal controls over financial reporting, our ability to accurately and timely report on our financial condition may be adversely impacted, which could, among other things, limit our access to the capital markets.

We are party to collective bargaining agreements with our U.S. crewmembers that could result in higher labor costs than faced by some of our non-unionized competitors putting us at a competitive disadvantage, and could result in a work interruption or stoppage, which could materially adversely affect our business, results of operations and financial condition.

We have two separate crewmember forces, one for each of Atlas and Polar. Each is represented by ALPA, except for a limited number of crewmembers (64 in total) who are employed by AABO in Stansted, England. There is a separate collective bargaining agreement (“CBA”) at Atlas and Polar. Collectively, these employees represented approximately 50.5%, 49.0% and 54.0% of our workforce at December 31, 2006, 2005 and 2004, respectively. We are subject to risks of increased labor costs associated with having a partially unionized workforce, as well as a greater risk of work interruption or stoppage. During 2005, a strike by our Polar crewmembers was resolved after a 20-day work stoppage. However, we cannot assure you that disputes, including disputes with certified collective bargaining representatives of our employees, will not arise in the future or will result in an agreement on terms satisfactory to us. Such disputes and the inherent costs associated with their resolution could have a material adverse effect on our business, results of operations and financial condition.

As noted above, we initiated steps to combine the U.S. crewmember bargaining units of Atlas and Polar. For additional information concerning the proposed merger of the Atlas and Polar crew forces, see Item 1. Business — Employees.

Global trade flows are seasonal, hence all of our business segments, including our ACMI customers’ business, experience seasonal revenue variation.

Global trade flows are seasonal in nature, with peak activity occurring during the retail holiday season, which traditionally begins in September and lasts through mid-December. This typically results in a significant decline in demand for these services in the first quarter of the fiscal year. While our ACMI contracts have contractual utilization minimums, they typically allow our customers to cancel a maximum of 5% of the guaranteed hours of aircraft utilization over the course of a year. Our customers often exercise those cancellation options early in the first quarter of the year, when the demand for air cargo capacity has been historically low following the seasonal holiday peak in the fourth quarter. While our revenues fluctuate seasonally as described above, a significant proportion of the costs associated with our business, such as aircraft rent, depreciation and facilities costs, are fixed and cannot easily be reduced to match the seasonal drop in demand. As a result, our net operating results are subject to a high degree of seasonality.

Volatility in international currency markets may adversely affect demand for our services.

Although we price the majority of our services and receive the majority of our payments in U.S. dollars, many of our customers’ revenues are denominated in foreign currencies. Any significant devaluation in such currencies relative to the U.S. dollar could have a material adverse effect on such customers’ ability to pay us or on their level of demand for our services, which could have a material adverse effect on our business, results of operations and financial condition. If there is a significant decline in the value of the U.S. dollar against foreign currencies, the demand for some of the products that we transport could decline. Such a decline could reduce demand for our services and thereby have a material adverse effect on our business, results of operations and financial condition. Our ACMI contracts typically call for payment of contractual minimums in advance on the 15th and 30th of the month.

We rely on third party service providers. If these service providers do not deliver the high level of service and support required in our business, we may lose customers and our revenue will suffer.

We rely on third parties to provide certain essential services on our behalf, including maintenance and ground handling. In certain locations, there may be very few, sometimes only a single source of supply for these services. If we are unable to effectively manage these third parties, they may provide inadequate levels of support which could have an adverse impact on our operations and the results thereof. Any material problems with the efficiency and timeliness of our contracted services, or an unexpected termination of those services, could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO OUR INDUSTRY

We depend on certain levels of worldwide economic activity to operate our business successfully. Any significant decrease in demand for air cargo transport could adversely affect our business and operations.

Our success is highly dependent upon the level of business activity and overall global economic conditions, including import and export demand in our key markets and levels of international U.S. military activity. Any economic downturn in the U.S. or in our key markets overseas, or any business shift towards using less time sensitive modes of freight transportation, such as land or sea based cargo services, is likely to adversely affect demand for the delivery services offered by our businesses, and that of our ACMI customers. Additionally, a prolonged economic slowdown may increase the likelihood that our ACMI customers would reduce the scope of services we provide to them which could adversely affect our business and operations.

The market for air cargo services is highly competitive and if we are unable to compete effectively, we may lose current customers or fail to attract new customers.

Each of the markets we participate in is highly competitive and fragmented. We offer a broad range of aviation services and our competitors vary by geographic market and type of service and include other international and domestic contract carriers, regional and national ground handling and logistics companies, internal cargo units of major airlines and third party cargo providers. Competition in the air cargo and transportation market is influenced by several key factors. Regulatory requirements to operate in the U.S. domestic air cargo market have been reduced, facilitating the entry into domestic markets by foreign air cargo companies. In addition, we expect that new freighter aircraft, including passenger aircraft that have been converted into freighter aircraft that enter the market are likely to add to the supply of available cargo aircraft.

We are subject to extensive governmental regulations and our failure to comply with these regulations in the U.S. and abroad, or the adoption of any new laws, policies or regulations or changes to such regulations may have an adverse effect on our business.

Our operations are subject to complex aviation and transportation laws and regulations, including Title 49 of the U.S. Code (formerly the Federal Aviation Act 1958, as amended), under which the DOT and the U.S. Federal Aviation Administration exercise regulatory authority over air carriers. In addition, our business activities fall within the jurisdiction of various other federal, state, local and foreign authorities, including the U.S. Department of Defense, the TSA, U.S. Customs and Border Protection, the Treasury Department’s Office of Foreign Assets Control and the EPA. In addition, other countries in which we operate have similar regulatory regimes to which we are subjected. These laws and regulations may require us to maintain and comply with the terms of a wide variety of certificates, permits, licenses, noise abatement standards and other requirements and our failure to do so could result in substantial fines or other sanctions. These U.S. and foreign aviation regulatory agencies have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with provisions of law or applicable regulations and may impose civil or criminal penalties for violations of applicable rules and regulations. Such fines or sanctions, if imposed, could have a material adverse effect on our mode of conducting business, results of operations and financial condition. In addition, U.S. and foreign governmental authorities may adopt new regulations, directives or orders that could require us to take additional and potentially costly compliance steps or result in the grounding of some of our aircraft, which could increase our operating costs or result in a loss of revenues, which could have a material adverse effect on our business, results of operations and financial condition.

International aviation is increasingly subject to conflicting requirements imposed or proposed by the U.S. and foreign governments. This is especially true in the areas of transportation security, aircraft noise and emissions control and, potentially, the regulation of greenhouse gas emissions. Recently, the European Commission proposed that the European Union adopt, through its legislative process, limitations on the ability of European Union carriers to wet lease (through ACMI arrangements) aircraft from non-European Union carriers. These and other similar regulatory developments could increase business uncertainty for commercial air-freight carriers.

The airline industry, which encompasses both the travel and air freight industries, is subject to numerous security regulations and rules which increase costs. Imposition of more stringent regulations and rules than currently exist could materially increase our costs and have a material adverse effect on our results of operations.

The TSA has increased security requirements in response to increased levels of terrorist activity, and has adopted comprehensive new regulations governing air cargo transportation, including all-cargo services, in such areas as cargo screening and security clearances for individuals with access to cargo. Additional measures, including a requirement to screen cargo, have been proposed, which if adopted, may have an adverse impact on our ability to efficiently process cargo and would increase our costs. The cost of compliance with increasingly stringent regulations could have a material adverse effect on our business, results of operations and financial condition.

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

In the past, following periods of significant volatility in the overall market and in the market price of a company’s securities, securities class action litigation has been instituted against these companies in some circumstances. If this type of litigation were instituted against us following a period of volatility in the market price for our common stock, it could result in substantial costs and a diversion of our management’s attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

The volatility of our stock could increase if or when a registration statement is filed and becomes effective on behalf of our largest stockholder.

HMC Atlas Air, L.L.C. and Harbinger Capital Partners Special Situations Fund, L.P., (the “Principal Holders”) own approximately 37.8% of our common stock as of March 1, 2007. We are required to file a shelf registration, using our best efforts, with the SEC on behalf of the Principal Holders covering all of the common shares owned by these entities in mid-April 2007. We may also be required to file up to two additional registration statements on behalf of the Principal Holders in certain circumstances. The Principal Holders also have piggyback registration rights in connection with certain offerings of our common stock. Filing a shelf registration statement for the Principal Holders could have an adverse impact on the price of our common stock due to the large number of shares required to be registered and the possible sale of these shares over the effectiveness of the registration statement (up to a three-year period).

We have not paid cash dividends and do not expect to pay dividends in the future, which means that our stockholders may not be able to realize the value of our common stock except through sale. In addition, certain of our financing arrangements contain financial covenants that limit our ability to pay dividends.

We have never declared or paid cash dividends. We expect to retain earnings for our business and do not anticipate paying dividends on our common stock at any time in the foreseeable future. Because we do not anticipate paying dividends in the future, a sale of shares likely is the only opportunity our stockholders will have to realize the value of their investment in our common stock. In addition, certain of our financing arrangements contain financial covenants that limit our ability to pay dividends.

Provisions in our restated certificate of incorporation and by-laws and Delaware law might discourage, delay or prevent a change in control of our company and, therefore, depress the trading price of our common stock.

Provisions of our restated certificate of incorporation and by-laws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control, which stockholders may consider favorable, including transactions in which a shareholder might otherwise receive a premium for your shares of common stock. These include the following:

•	the ability of our board of directors to designate the terms of, and issue new series of, preferred stock without stockholder approval;

•	the ability of our board of directors to make, alter or repeal our by-laws;

•	the inability of stockholders to act by written consent or to call special meetings of stockholders; and

•	advance notice requirements for stockholder proposals and director nominations.

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

The existence of the above provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that a shareholder could receive a premium for owned common stock in an acquisition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Aircraft

Owned and leased aircraft at December 31, 2006 include the following:

		Capital	Operating		Average
Aircraft Type	Owned	Leased	Leased	Total	Age Years

747-200	13	3	1	17	27.1
747-300	1	—	—	1	21.1
747-400	6	—	14	20	6.7

Total	20	3	15	38	16.2

Lease expirations for our operating leased aircraft included in the above table range from October 2010 to February 2025. Three of the owned 747-400 aircraft are dry leased to a 49% owned affiliate and two of the 747-200s under capital lease are dry-leased to unaffiliated third parties.

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

Polar rents 170,000 square feet in Prestwick, Scotland under a long-term lease that expires in July 2010 for our maintenance activities. Atlas also leases 40,000 square feet at the Amsterdam Airport for maintenance and storage purposes. In October 2006, Atlas began leasing 25,000 square feet of space off airport at JFK Airport in Queens, New York for aircraft spare part storage.

ITEM 3.	LEGAL PROCEEDINGS

The information required in response to this Item is set forth in Note 12 to our Financial Statements, and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2006.

Executive Officers of the Registrant

The following is a list of the names, ages and background of our current executive officers:

William J. Flynn. Mr. Flynn, age 53, has been our President and Chief Executive Officer since June 22, 2006 and has been a member of our Board since May 2006. Prior to joining us, Mr. Flynn served as President and Chief Executive Officer of GeoLogistics Corporation since 2002. Mr. Flynn was initially recruited in 2002 to lead that company’s turnaround to profitability and was asked to remain as President and Chief Executive Officer when PWC Logistics acquired GeoLogistics Corporation in 2005. Mr. Flynn also joined the Executive Management Committee of PWC Logistics in 2005. Prior to his tenure at GeoLogistics Corporation, from 2000 until 2002, Mr. Flynn served as Senior Vice President to the Merchandise Service Group of CSX Transportation, Inc., the operating unit serving the traditional rail shippers of CSX Transportation, Inc, one of the largest Class 1 railroads operating in the U.S. Mr. Flynn is also a director of Allied Waste Industries, Inc. and Horizon Lines, Inc. Mr. Flynn holds a Bachelors degree, summa cum laude, in Latin American studies from the University of Rhode Island and a Masters degree in the same field from the University of Arizona.

John W. Dietrich.  Mr. Dietrich, age 42, was elected Executive Vice President and Chief Operating Officer in September 2006. Prior thereto, Mr. Dietrich was a Senior Vice President from February 2004, and in 2003, he was named Vice President and General Counsel and also assumed overall responsibility for our Human Resources and Corporate Communications functions. In 1999, Mr. Dietrich joined Atlas as Associate General Counsel. From 1992 to 1999, Mr. Dietrich was a litigation attorney at United Airlines, providing legal counsel to all levels of management, particularly on employment and commercial litigation issues. Mr. Dietrich attended Southern Illinois University and received his Juris Doctorate, cum laude, from John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

Michael L. Barna.  Mr. Barna, age 46, was elected Senior Vice President and Chief Financial Officer in April 2005. Prior to joining us, Mr. Barna served as Partner, Managing Director and member of the Executive Committee of Trafin Corporation, a finance company specializing in receivables financing and securitization, since August 2004. Prior to his tenure at Trafin Corporation, Mr. Barna was employed at GE Capital Corporation for 15 years. From 2000 to December 2003, Mr. Barna served as Executive Vice President of GE Capital Aviation Services, where he led global strategic planning, operational re-engineering and e-commerce planning. From 1997 to 2000, he was Managing Director of GE Capital Markets Services, developing and managing the execution of global capital markets strategies for GE Capital businesses. From 1988 to 1996, Mr. Barna was employed by GE Capital Structured Finance Group, rising to the position of Vice President and Manager, where he executed leveraged transactions for industrial entities. Mr. Barna holds a Bachelor of Science degree in chemical engineering from the Pennsylvania State University and an MBA from Columbia University.

Adam R. Kokas.  Mr. Kokas, age 35, was elected Senior Vice President, General Counsel and Secretary in October 2006. Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on general corporate, securities and business law issues. Prior to joining Ropes & Gray, Mr. Kokas was a partner at Kelley Drye & Warren LLP, where he was an associate since 2001. At both Kelley Drye and Ropes & Gray, Mr. Kokas has represented us in a variety of matters, including corporate finance transactions, corporate governance matters, strategic alliances, securities matters, and other general corporate issues. Mr. Kokas earned his bachelor’s degree from Rutgers University, and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars.

Ronald A. Lane.  Mr. Lane, age 57, was elected Senior Vice President and Chief Marketing Officer in April 2003. He is responsible for all global sales and marketing efforts at Atlas and Polar. From 2000 to 2003, Mr. Lane served as Chief Marketing Officer of Polar. From 1973 to 2000, Mr. Lane was employed with Evergreen International Aviation and its subsidiaries, rising to the position of Vice Chairman. Mr. Lane received his bachelor’s degree in Business from Oregon State University.

William C. Bradley.  Mr. Bradley, age 46, has been Vice President and Treasurer since July 2002. He is responsible for capital market and corporate finance activities and banking, cash management, insurance, hedging and investor-relations activities. From 1993 to 2002, Mr. Bradley served as Vice President and Assistant Treasurer and head of the Financial Planning and Business Analysis Department at Viacom Inc. Mr. Bradley received a bachelor’s degree in International Affairs from Lafayette College and a master’s degree in International Affairs, with a specialization in International Business, from Columbia University.

Jason Grant.  Mr. Grant, age 35, was elected Vice President — Financial Planning and Analysis in May 2006 and was named Vice President — Continuous Improvements in August 2006. Prior to May 2006, Mr. Grant was a Staff Vice President responsible for our consolidated budget, forecasting, capital planning and financial analysis from December 2004. He joined us in 2002 and held various finance and treasury positions before being named a Staff Vice President. Prior to joining us, Mr. Grant was a manager of the Financial Planning and Financial Analysis Groups for American Airlines. Mr. Grant holds a bachelor’s degree in business administration from Wilfrid Laurier University and a master’s degree from Simon Fraser University in Canada.

James R. Cato.  Mr. Cato, age 52, has been Vice President of Flight Operations and Labor Relations for both Atlas and Polar since May 2004. Mr. Cato joined us in 1999 as a consultant, serving as Atlas’ chief spokesperson for the negotiations that led to its first collective bargaining agreement with the Air Line Pilots Association. Mr. Cato was named Vice President of Labor Relations for Atlas in November 2000 and in 2003, assumed the additional responsibilities of Vice President of Flight Operations for Atlas and Vice President of Labor Relations for Polar. Mr. Cato has more than two decades experience in the airline industry, including positions at Continental Airlines (during that carrier’s turnaround in the early 1990’s), TWA and as a consultant for a number of airlines, including Reno Air. Mr. Cato received his bachelor’s degree and Juris Doctorate from the University of Kansas.

Gordon L. Hutchinson.  Mr. Hutchinson, age 48, was elected Vice President and Controller in May 2005. Mr. Hutchinson, a certified public accountant, served as Corporate Controller and a member of the Pension Plan and 401(k) Committees of National Railroad Passenger Corporation, a transportation and engineering construction company, from 2003 to 2005. From 2001 to 2003, he served as Chief Financial Officer and

Corporate Secretary of MHI Communications, an advertising and marketing communications agency, where he was responsible for all financial operations. From 1999 to 2001, Mr. Hutchinson was Vice President of Finance for Teligent, Inc., a domestic and international wireless communication company, where he was responsible for all reporting and analysis of financial results. Mr. Hutchinson holds a bachelor of commerce degree from the University of British Columbia and studied executive management at the Richard Ivey School of Business at the University of Western Ontario.

Executive Officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among our executive officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since May 31, 2006, our Common Stock has been traded on the NASDAQ National Market under the symbol “AAWW”. Our shares of common stock issued and outstanding prior to our emergence from bankruptcy on July 27, 2004 (“Old Common Stock”) had traded on the Pink Sheets under the symbol “AAWHQ.”

On July 27, 2004, all then-outstanding shares of Old Common Stock were cancelled and extinguished in accordance with the Plan of Reorganization. Holders of Old Common Stock received no distributions or other consideration for such shares. On or about July 28, 2004, our Common Stock commenced trading on the Pink Sheets on a “when issued” basis under the symbol “AAWWV.PK.” On July 14, 2005, the “when issued” designation (the “V” in the trading symbol) was removed from the symbol, and our Common Stock traded on the Pink Sheets (under the symbol “AAWW.PK”) until our NASDAQ listing.

Market Price of Common Stock

The following table sets forth the closing high and low sales prices per share of our Common Stock for the periods indicated.

Successor	High	Low

2006 Quarter Ended
December 31	$47.98	$37.28
September 30	$49.95	$35.93
June 30	$52.00	$44.50
March 31	$48.75	$43.75
2005 Quarter Ended
December 31	$45.00	$30.00
September 30	$35.75	$30.00
June 30	$35.50	$24.00
March 31	$32.50	$26.25

The last reported sale price of our Common Stock on the NASDAQ National Market on March 9, 2007 was $49.10 per share. As of March 1, 2007, there were approximately 21.2 million shares of our Common Stock issued and outstanding, and 247 holders of record of our Common Stock.

No repurchases of our Common Stock were made during the quarter ended December 31, 2006.

Dividends

We have never paid a dividend with respect to our Common Stock, nor do we expect to pay a dividend in the foreseeable future. Moreover, certain of our financing arrangements contain financial covenants that limit our ability to pay cash dividends.

Equity Distribution pursuant to the Plan of Reorganization

The Plan of Reorganization along with a subsequent Bankruptcy Court order authorized AAWW to distribute 20,200,000 shares of Common Stock to creditors. As of December 31, 2006, a total of 19,578,992 of such shares have been distributed and 621,008 shares are remaining to be issued. Remaining share distributions to holders of general unsecured claims will take place on a periodic basis, subject to court approval.

Additionally, pursuant to the Plan of Reorganization 2,772,559 shares of Common Stock have been reserved for equity-based awards. As of December 31, 2006, a total of 2,163,648 shares have been awarded to our directors, senior management and other employees under the Amended and Restated 2004 Long Term Incentive and Share Award Plan (the “2004 LTIP”), comprised of 766,590 shares of restricted stock and non-qualified stock options to purchase 1,397,058 shares of Common Stock.

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

The selected balance sheet data as of December 31, 2006 and 2005 (Successor Company) and the selected statement of operations data for the years ended December 31, 2006 and 2005, and period July 28, 2004 through December 31, 2004 (Successor Company) and the period January 1, 2004 through July 27, 2004 have been derived from our audited Financial Statements included elsewhere herein. The selected balance sheet data as of December 31, 2004 (Successor) and 2003 and 2002 (Predecessor), and selected statement of operations data for the years ended December 31, 2003 and 2002 (Predecessor Company), have been derived from our audited Financial Statements not included herein.

The information provided below in operating expenses with respect to aircraft rent, depreciation, interest expense and net income for periods after July 27, 2004 were affected materially by several factors which did not affect such items for comparable periods during the first seven months of 2004 and all of 2003 and 2002. In conjunction with our emergence from bankruptcy, we applied the provisions of fresh-start accounting effective as of July 27, 2004, at which time a new reporting entity was deemed to have been created.

Fresh-start accounting required us to revalue our assets and liabilities to estimated fair values at July 27, 2004 in a manner similar to purchase accounting. Significant adjustments included a downward revaluation of our owned aircraft fleet and the recording of additional intangible assets (principally related to our ACMI contracts). In addition, fair value adjustments were recorded with respect to our debt and lease agreements. In the following table, except for per share data, all amounts are in thousands.

	Successor			Predecessor
			For the Period	For the Period
	For the Year	For the Year	July 28, 2004	January 1, 2004	For the Year	For the Year
	Ended	Ended	through	through	Ended	Ended
	December 31,	December 31,	December 31,	July 27,	December 31,	December 31,
	2006	2005	2004	2004	2003	2002

Operations
Total operating revenues	$1,476,330	$1,617,897	$679,294	$735,367	$1,383,651	$1,178,095

Total operating expenses	1,324,030	1,424,597	612,319	758,066	1,389,580	1,202,249

Operating income (loss)	152,300	193,300	66,975	(22,699)	(5,929)	(24,154)

Income (loss) before cumulative effect of accounting change	$59,781	$73,861	$22,710	$28,246	$(100,990)	$(98,369)
Cumulative effect of accounting change	—	—	—	—	—	44,556

Net income (loss)	$59,781	$73,861	$22,710	$28,246	$(100,990)	$(53,813)

Per Share Data
Basic income (loss) per share:
Income (loss) before cumulative effect of accounting change	$2.89	$3.64	$1.12	$0.74	$(2.63)	$(2.57)
Cumulative effect of accounting change	—	—	—	—	—	1.16

Net income (loss)	$2.89	$3.64	$1.12	$0.74	$(2.63)	$(1.41)

Weighted average common shares outstanding during the period	20,672	20,280	20,210	38,378	38,360	38,210

Diluted income (loss) per share:
Income (loss) before cumulative effect of accounting change	$2.83	$3.56	$1.11	$0.74	$(2.63)	$(2.57)
Cumulative effect of accounting change	—	—	—	—	—	1.16

Net income (loss)	$2.83	$3.56	$1.11	$0.74	$(2.63)	$(1.41)

Weighted average common shares and equivalents outstanding during the period	21,100	20,738	20,405	38,378	38,360	38,210

	Successor			Predecessor
			For the Period	For the Period
	For the Year	For the Year	July 28, 2004	January 1, 2004	For the Year	For the Year
	Ended	Ended	through	through	Ended	Ended
	December 31,	December 31,	December 31,	July 27,	December 31,	December 31,
	2006	2005	2004	2004	2003	2002

Financial Position
Total assets	$1,119,780	$1,180,810	$1,142,196		$1,400,607	$1,530,839
Long-term debt (less current portion)	$398,885	$529,742	$602,985		$ —*	$ —*
Stockholders’ equity (deficit)	$472,843	$357,905	$277,962		$(28,282)	$71,483
Cash dividends declared per common share	$—	$—	$—		$—	$—

*	For the years ended 2003 and 2002, long term debt of $909.1 million and $812.0 million were reclassified to current liabilities as a result of our defaults on our debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to AAWW and its wholly owned subsidiaries, including Atlas and Polar. In this Report, references to “we,” “our” and “us” are references to AAWW and its subsidiaries, as applicable.

Business Overview

Our principal business is aircraft operations outsourcing, with a focus in wide-body freighter operations. We operate aircraft on behalf of airlines, freight forwarders and the U.S. Military, as well as for our own account. Our primary services are:

•	ACMI, where we provide our customers aircraft operations outsourcing including aircraft, crew, maintenance and insurance;

•	Scheduled Service, where we provide freight forwarders and other shippers with outsourced scheduled airport-to-airport cargo services;

•	AMC Charters, where we provide air cargo services to the U.S. Military; and

•	Commercial Charters, where we provide all-inclusive cargo aircraft charters;

•	Dry Leasing aircraft to aircraft operators with or without any other support services.

In our ACMI business, we are paid a fixed hourly rate for the time the aircraft is operated or a minimum contractual rate when hour activity falls below minimum guaranteed levels. All other direct operating expenses, such as aviation fuel, landing fees and ground handling costs, are absorbed by the customer, who also bears the commercial risk of Load Factor and Yield. Our ACMI contracts typically have terms ranging from several months to five years. At December 31, 2006, the terms of our existing ACMI contracts ranged from 3 months to 4.3 years, and the average remaining length of our ACMI contracts is 20.3 months. We measure the performance of our ACMI business in terms of revenue per Block Hour and FAC. FAC is also used to analyze the profitability and contribution to net income or loss of our other business segments.

We operate airport-to-airport specific routes on a specific schedule, and customers pay to have their freight carried on that route and schedule. Our scheduled all-cargo network serves four principal economic regions: North America, South America, Asia and Europe. We offer access to Japan through route and operating rights at Tokyo’s Narita Airport and, as of December 2, 2004, to the People’s Republic of China through route and operating rights at Shanghai’s Pudong Airport. The DOT awarded us an additional four frequencies (for service between the United States and China) effective in March 2007 (bringing the total frequencies to 16). We intend to operate these incremental frequencies in the future. As of December 31,

2006, our Scheduled Services operation provides 18 daily departures to 15 different cities in 10 countries across four continents. Our Scheduled Service business is designed to provide:

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

Our Scheduled Service business experiences both Load Factor and Yield risk. We measure performance of our Scheduled Service business in terms of Yield, RATM and FAC.

Our AMC Charter business continues to be profitable but we have limited visibility into long-term demand. AMC Charter revenues are driven by the rate per flown mile. The AMC Charter rate is set by the U.S. Government in October of each year, based on an audit of AMC carriers and an assumed fuel price. Block Hours are difficult to predict and are subject to certain minimum levels set by the U.S. Government. We bear the direct operating costs of AMC Charter flights, but the price of fuel consumed in AMC operations is fixed at the annual agreed upon rate. We measure performance of our AMC Charter business in terms of revenue per Block Hour and FAC.

Our Commercial Charter business provides full-planeload airfreight capacity on one or multiple flights to freight forwarders, airlines and other air cargo customers. The revenue associated with our Commercial Charter business is contracted in advance of the flight, and, as with Scheduled Service, we bear the direct operating costs (except as otherwise agreed in the applicable contracts).

Our Commercial Charter business complements our ACMI and Scheduled Service businesses by:

•	providing dedicated aircraft to meet the global demands of our freight customers;

•	enabling the performance of extra flights to respond to peak season demand; and

•	diversifying revenue streams.

We measure performance of our Commercial Charter businesses in terms of revenue per Block Hour and FAC.

Business Strategy and Outlook

We are the leading global provider of outsourced aircraft operations and related services, with operations in Asia, the South Pacific, the Middle East, Africa, Europe, South America and North America. Our strategy is to create exceptional value by providing our customers a combination of highly reliable and proven aircraft, a large fleet and scale and scope of our network and operations. We provide flexibility to meet customer aircraft requirements, high-quality operations, and a track record for handling valuable cargo in a safe and timely manner.

We achieve this through:

•	Continuous improvement which improves our service quality and reduces our cost of service;

•	Proactive asset management to maximize returns and minimize the risk of our asset portfolio; and

•	Development of new and enhanced service offerings to provide value to our customers.

After studying several different types of aircraft that would serve as the anchor of the Company’s fleet over the next two decades, on September 8, 2006, Atlas and Boeing announced that they entered into an agreement providing for the purchase by Atlas of 12 Boeing 747-8F freighter aircraft. The agreement provides for deliveries of the aircraft to begin in 2010, with all 12 aircraft expected to be in service by the end of 2011. In addition, the Agreement provides Atlas with rights to purchase up to an additional 14 Boeing aircraft at fixed prices, of which one is being held under option. The purchase of the 747-8F freighter aircraft complements our position as the leading provider of 747-400F freighter aircraft serving the ACMI market. The 747-8F freighter has an improved wing design and the new General Electric GENX engines allows the aircraft to have 16% more cargo capacity and 16% lower fuel costs per ton, resulting in a 14% lower ton-mile cost compared to the 747-400F. The 747-8F also has 16% more payload capacity compared to the 747-400F. Its larger airframe increases standard pallet capacity, while maintaining customer preferred nose-door loading capability. Cost efficiencies are expected to be achieved through the extended maintenance time intervals on the 747-8F, common pilot-type and 70% parts commonality with the 747-400F. As a launch customer, we believe this aircraft is an ideal fit for executing our long-term strategy that is focused on our ACMI and ACMI-like businesses. Because its increased capacity and anticipated reduced operating expenses surpass those of the industry standard, the 747-400F, we feel the 747-8F represents an attractive value proposition to our existing and prospective customers. We believe that the positive attributes of the 747-8F will provide a price premium in the market. We also believe that the 747-400F will continue to experience strong demand in the market.

After our emergence from bankruptcy, we began to implement key initiatives of our strategy and in late 2005, we announced a Continuous Improvement program that, if successfully implemented, could benefit our operating performance by more than $100 million. Our 2006 performance included approximately $22.5 million in benefits from these cost- saving initiatives, primarily in the fourth quarter. The majority of the benefits are likely to be realized in 2007 and the balance in 2008.

Benefits are expected to be generated from increased service reliability and cost savings, including: enhanced employee and operating efficiency to achieve lower per-Block Hour crew costs; strengthened fuel management practices; enhanced processes for managing aircraft maintenance and improved procurement policies and procedures.

Also, effective March 2006, Atlas received approval from the FAA to operate its fleet of Boeing 747-400Fs under a revised maintenance program, which is expected to lower future maintenance expense.

Our fleet asset management strategy is currently focused on phasing out the older aircraft in our fleet and replacing them with new, cost-effective, leading-edge aircraft. We have sold three Boeing 747-200 and one Boeing 747-100 aircraft and we have entered into sub-leases for two classic aircraft that had ceased flying as of June 30, 2006. In response to this fleet reduction, we have made corresponding reductions in our crew and ground staffing levels.

Our Scheduled Service business is seasonal. Our FAC for the 2006 commercial peak season, which generally runs from September through mid-December, was stronger compared to the peak season in 2005. Aviation fuel is a significant operating cost in our Scheduled Service business. During the twelve months ended December 31, 2006, the average price per gallon for non-AMC aviation fuel was 207 cents, an increase of 11.3% over the average price of 186 cents per gallon during the same period in 2005.

As noted above, PACW and DHL have entered into a stock purchase agreement, whereby DHL will acquire a 49% equity interest (including a 25% voting interest) in PACW for $150 million in cash. The stock purchase agreement also contemplates the parties entering into a 20-year blocked space agreement (subject to early termination at five year intervals) under which DHL will become a long-term anchor customer of Holdings. The stock purchase and related agreements combine DHL’s leading position in Asia with Polar’s cargo capacity and unique access to US-to-Asia routes. The contemplated business arrangements between the parties helps to mitigate the commercial risks associated with our Scheduled Service business and will provide a $3.5 billion contractual revenue stream to Atlas entities over a 20-year period.

AMC flying operated at reduced levels in 2006. While AMC was a significant contributor to our 2006 business activity, AMC Block Hours in 2006 did not equal 2005 levels. Beginning October 1, 2006, for the AMC contract year, which runs to September 30, 2007, our base rate per Block Hour, excluding fuel costs, increased in excess of 5.0% and the pegged price for fuel increased to 225 cents.

We believe we are well-positioned to take advantage of potential earnings growth opportunities that may arise in 2007 and beyond. This will be achieved through international trade growth, especially in Asian origin trade lanes where we operate; focusing on Continuous Improvement initiatives, a majority of which are expected to be realized by year-end 2007 and which are expected to generate approximately $70 million in annualized cost savings in 2007; the landmark strategic partnership with DHL, with commercial agreements expected to begin no later than October 2008 or sooner; and our 747-8F aircraft, which are expected to become part of our operating fleet in 2010 and 2011. We may pursue other growth opportunities over the next several years, including, but not limited to, strategic acquisitions; expanding into emerging markets with new customers and emerging North-South routes; possible utilization of different freighter aircraft types to service niche markets; and possible expansion of current dry leasing activities.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and the Notes thereto included elsewhere herein.

Years Ended December 31, 2006 and 2005

Operating Statistics

The table below sets forth selected operating data for the years ended December 31, (in thousands unless otherwise indicated):

			Increase/		Percent
	2006	2005	(Decrease)		Change

Block Hours
ACMI	67,666	83,682	(16,016)		(19.1)%
Scheduled service	39,446	37,175	2,271		6.1%
AMC charter	19,954	29,306	(9,352)		(31.9)%
Commercial charter	5,450	6,257	(807)		(12.9)%
Non revenue / other	745	839	(94)		(11.2)%

Total Block Hours	133,261	157,259	(23,998)		(15.3)%

Revenue Per Block Hour
ACMI	$6,016	$5,569	$447		8.0%
AMC charter	16,376	15,036	1,340		8.9%
Commercial charter	15,194	17,235	(2,041)		(11.8)%
Scheduled Service Traffic
RTM’s	1,475,353	1,414,865	60,488		4.3%
ATM’s	2,322,024	2,155,127	166,897		7.7%
Load Factor	63.5%	65.7%	(2.2	) pts	(3.2)%
RATM	$0.263	$0.258	$0.005		1.9%
Yield	$0.414	$0.393	$0.021		5.3%
Fuel
Scheduled Service and Commercial Charter
Average fuel cost per gallon***	$2.07	$1.86	$0.21		11.3%
Fuel gallons consumed (000’s)	149,674	147,518	2,156		1.5%
AMC
Average fuel cost per gallon	$2.21	$1.59	$0.62		39.0%
Fuel gallons consumed (000’s)	65,134	99,101	(33,967)		(34.3)%
Fleet (average during the period)
Aircraft count*	35.1	39.0	(3.9)		(10.0)%
Out of service**	2.0	0.4	1.6		400.0%
Dry leased**	3.4	3.0	0.4		13.3%

*	Includes tail number N92IFT which was not part of the operating fleet at December 31, 2005 and was sold in early 2006.

**	Dry leased and out-of-service (including held for sale) aircraft are not included in the operating fleet average aircraft count.

***	Includes all into plane costs.

Operating Revenues

The following table compares our operating revenues for the years ended December 31:

			Increase	Percent
	2006	2005	(Decrease)	Change

Operating Revenues
ACMI	$407,046	$466,018	$(58,972)	(12.7)%
Scheduled service	610,783	555,814	54,969	9.9%
AMC charter	326,773	440,642	(113,869)	(25.8)%
Commercial charter	82,808	107,840	(25,032)	(23.2)%
Other revenue	48,920	47,583	1,337	2.8%

Total operating revenues	$1,476,330	$1,617,897	$(141,567)	(8.8)%

ACMI revenue decreased primarily due to lower Block Hours, partially offset by an increase in Revenue per Block Hour. ACMI Block Hours were 67,666 for 2006, compared with 83,682 for 2005, a decrease of 16,016, or 19.1%. Revenue per Block Hour was $6,016 for 2006, compared with $5,569 for 2005, an increase of $447 per Block Hour, or 8.0%. The increase in rate per Block Hour reflects higher proportional Boeing 747-400 usage in this segment as well as contractual rate increases and higher renewal rates on ACMI leases. The reduction in Block Hours is the result of our sale or dry lease of aircraft that had previously operated in the Boeing 747-200 ACMI market. Total aircraft supporting ACMI, excluding aircraft dry leased to our joint venture, as of December 31, 2006 were two Boeing 747-200 aircraft and ten Boeing 747-400 aircraft, compared with seven Boeing 747-200 aircraft and ten Boeing 747-400 aircraft supporting the ACMI business at December 31, 2005.

Scheduled service revenue increased primarily due to higher Yields, and Block Hours offset by a slight decrease in Load Factor. The increase in Yield is partially attributable to the increase in rates reflecting higher fuel prices. The increase in capacity is the result of the additional weekly frequencies to China that were granted in 2005 and began flying in March of 2006. The decrease in Load Factor was partially the result of an increase in the percentage of flights operated on a round-trip basis across the Pacific in 2006. We had a reduction in one-way AMC positioning flights in 2006 which caused an increase in the number of west-bound Scheduled Service positioning flights across the Pacific. Average Load Factor on west-bound flights into Asia is much lower than east-bound flights out of Asia. RTMs in the Scheduled Service segment were 1,475 million on a total capacity of 2,322 million ATMs in 2006, compared with RTMs of 1,415 million on a total capacity of 2,155 million ATMs in 2005. Load Factor was 63.5% with a Yield of $0.414 in 2006, compared with a Load Factor of 65.7% and a Yield of $0.393 in 2005. RATM in our Scheduled Service segment was $0.263 in 2006, compared with $0.258 in 2005, representing an improvement of 1.9%. The increase in ATMs and RTMs largely reflects the impact of a labor disruption that ended in early October 2005, as well as an increase in weekly frequencies to China (12 versus 9), Europe and South America. While we believe that both the 2006 and 2005 periods were affected by increases in fuel surcharges, we cannot quantify these increases due to system limitations.

AMC charter revenue decreased primarily due to lower volume of AMC Charter flights offset by an increase in AMC Charter rates. AMC Charter Block Hours were 19,954 for 2006, compared with 29,306 for 2005, a decrease of 9,352, or 31.9%. Revenue per Block Hour was $16,376 for 2006, compared with $15,036 for 2005, an increase of $1,340 per Block Hour, or 8.9%. The decrease in AMC Charter activity was the result of an overall reduction in the U.S. Military’s heavy lift requirements and a reduction in the amount of expansion business received due to increased capacity from competing teams. The increase in rate was in part a function of an increase in the pegged rate for AMC fuel, which was 220 cents for the first three quarters of 2006 and 225 cents for the fourth quarter of 2006 compared with 140 cents for the first three quarters of 2005 and 220 cents for the fourth quarter of 2005.

Commercial charter revenue decreased primarily as a result of a decrease in Revenue per Block Hour and lower Block Hours. Commercial Charter Block Hours were 5,450 for 2006, compared with 6,257 for 2005, a decrease of 807, or 12.9%. Revenue per Block Hour was $15,194 for 2006, compared with $17,235 for 2005, a decrease of $2,041 per Block Hour, or 11.8%. The decrease in Revenue per Block Hour during the year is partly the result of fewer return trips from one-way AMC missions and more westbound Asia-Pacific flights which generally have a lower rate per Block Hour.

Total operating revenue decreased as a result of lower ACMI and AMC Block Hours offset by an increase in Scheduled Service Block Hours and Yield.

Operating Expenses

The following table compares our operating expenses for the years ended December 31:

			Increase	Percent
	2006	2005	(Decrease)	Change

Operating expenses
Aircraft fuel	$454,675	$432,367	$22,308	5.2%
Salaries, wages and benefits	243,724	244,509	(785)	(0.3)%
Maintenance, materials and repairs	144,132	233,614	(89,482)	(38.3)%
Aircraft rent	153,259	150,879	2,380	1.6%
Ground handling and airport fees	75,088	71,735	3,353	4.7%
Landing fees and other rent	68,174	80,054	(11,880)	(14.8)%
Depreciation and amortization	42,341	46,336	(3,995)	(8.6)%
Gain on disposal of aircraft	(10,038)	(7,820)	2,218	28.4%
Travel	49,910	60,089	(10,179)	(16.9)%
Pre-petition and post-emergence costs and related professional fees	353	3,706	(3,353)	(90.5)%
Other	102,412	109,128	(6,716)	(6.2)%

Total operating expenses	$1,324,030	$1,424,597	$(100,567)	(7.1)%

Aircraft fuel expense increased as a result of the increase in fuel prices offset in part by a decrease in fuel consumption in the AMC business due to lower Block Hours. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately 207 cents for 2006, compared with approximately 186 cents for 2005, an increase of 21 cents, or 11.3% and a 2.2 million gallon, or 1.5% increase in fuel consumption to 149.7 million gallons for 2006 from 147.5 million gallons for 2005 as a result of increased Block Hours. The average fuel price per gallon for the AMC business was approximately 221 cents for 2006, compared with approximately 159 cents for 2005, an increase of 62 cents, or 39.0%, partially offset by a 34.0 million gallon, or 34.3% decrease in fuel consumption to 65.1 million gallons for 2006 from 99.1 million gallons for 2005. The decrease in our AMC fuel consumption corresponds to the decrease of 9,352 Block Hours from 29,306 in 2005 to 19,954 in 2006. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.

Salaries, wages and benefits decreased as a result of a reduction in crew salaries related to the reduction in the operating fleet and Block Hours offset by a one time severance package related to the departure of the former CEO, search costs related to hiring our new CEO and the expensing of stock options of $2.8 million for management, crew and other employees under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”) for 2006.

Maintenance materials and repairs decreased primarily as a result of fewer C and D Checks and engine overhauls. There were seven C Checks on Boeing 747-200 aircraft in 2006, compared with 12 C Checks on Boeing 747-200 aircraft during 2005. There were three D Checks on Boeing 747-200 aircraft for 2006 compared with five D Checks on Boeing 747-400 aircraft and three D Checks on Boeing 747-200 aircraft for 2005. There were 35 engine overhauls for 2006, compared with 67 events for 2005. In addition, the reduction in maintenance costs results from lower Block Hours during 2006 and the absence of A/B Checks related to aircraft that we are parking or have sold. We have also had improvements in the average cost of heavy airframe checks as a result of our cost savings initiatives.

Aircraft rent increased slightly due to the increase in re-accommodated air transportation on other freight carriers.

Ground handling and airport fees increased primarily due to an increase in the Scheduled Service business, the primary user of such services.

Landing fees and other rent decreased primarily due to a reduction in AMC Block Hours.

Depreciation and amortization decreased primarily due to a $6.6 million decrease in amortization of intangibles as a result of the substantial reduction in the related intangibles due to the utilization of pre-emergence tax loss carryforwards (see Note 9 to our Financial Statements). The decrease in amortization is partially offset by an increase of $3.7 million related to the scrapping of rotable parts that are beyond economic repair.

Gain on disposal of aircraft was the result of the sale of aircraft tail numbers N858FT, N921FT, N509MC, and N534MC in 2006 (see Note 3 to our Financial Statements) compared with the insurance gain on the disposition of aircraft tail number N808MC in 2005 (see Note 4 to our Financial Statements).

Travel decreased primarily due to a reduction in crew travel related to the decrease in total Block Hours and improved efficiency in crew scheduling becoming effective for the second half of 2006.

Pre-petition and post-emergence costs and related professional fees decreased due to the winding down of the claims reconciliation process related to the bankruptcy proceedings.

Other operating expenses decreased slightly primarily due to a decrease in professional fees of $7.0 million associated with the redesign of internal controls, a $1.7 million decrease in audit fees, a $6.8 million decrease in freight and various expenses and a $2.0 million benefit for a reduction in interest and penalties from the settlement with the IRS in 2006 offset by an increase in legal and consulting fees of $8.4 million. 2005 also benefited from a $2.7 million reversal of an allowance for doubtful accounts compared with a benefit of $0.3 million in 2006.

Total operating expenses decreased in 2006 compared with 2005, primarily as a result of a decrease in maintenance expense, landing fees, travel, depreciation and amortization, partially offset by increased fuel costs.

Non-operating Expenses

The following table compares our non-operating expenses for the years ended December 31:

			Increase/	Percent
	2006	2005	(Decrease)	Change

Non-operating Expenses
Interest income	$(12,780)	$(6,828)	$5,952	87.2%
Interest expense	60,298	74,512	(14,214)	(19.1)%
Capitalized interest	(726)	(123)	603	490.2%
Loss on early extinguishment of debt	12,518	—	12,518	—
Other, net	(811)	1,976	2,787	141.0%

Interest income increased primarily due to an increase in our average available cash balances, augmented by a general increase in interest rates.

Interest expense decreased primarily as a result of repayment of debt including the prepayment of $140.8 million of the Deutsche Bank Facilities floating rate debt on July 31, 2006 (see Note 6 to our Financial Statements for further discussion).

Capitalized interest increased primarily due to the pre-delivery deposit on the Boeing 747-8 aircraft order we placed in September 2006 (See Note 4 to our Financial Statements for further discussion) versus capitalized interest on slot conversions in 2005.

Loss on early extinguishment of debt is the result of the prepayment of the Deutsche Bank Facilities on July 31, 2006. In connection with the repayment, the Company incurred a one-time, non-cash pre-tax expense of approximately $12.5 million related to the write-off of the remaining unamortized discount costs associated with such debt.

Other, net improved primarily due to realized and unrealized gains on the revaluation of foreign denominated receivables into U.S. dollars. The U.S. dollar had weakened against most foreign currencies during the period compared with the prior year when the U.S. dollar had strengthened against most foreign currencies.

Income taxes.  The effective tax rate for 2006 was 36.3% compared with an effective tax rate of 40.3% for 2005. The rates differ from the statutory rate primarily due to the final settlement of an income tax examination during 2006 and also to the non-deductibility of certain items for tax purposes and the relationship of these items to our operating results for the year. The settlement of the income tax examination reduced our income tax expense in 2006 by approximately $2.0 million.

Segments

Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. ACMI is only allocated costs of operating aircraft based on the number of aircraft dedicated to ACMI customers. Under-utilized aircraft costs are allocated to segments based on Block Hours flown for Scheduled Service, AMC and Commercial Charter as these aircraft are used interchangeably among these segments.

The following table compares our FAC for segments (see Note 11 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using FAC) for the years ended December 31:

			Increase/	Percent
	2006	2005	(Decrease)	Change

FAC:
ACMI	$51,757	$31,233	$20,524	65.7%
Scheduled Service	2,341	1,986	355	17.9%
AMC Charter	30,130	56,416	(26,286)	(46.6)%
Commercial Charter	(844)	16,457	(17,301)	(105.1)%

Total FAC	$83,384	$106,092	(22,708)	(21.4)%

ACMI Segment

FAC relating to the ACMI segment increased as a result of the reduction of Block Hours of the less profitable Boeing 747-200 ACMI leases offset by an increase in rate per Block Hour reflecting higher proportional Boeing 747-400 usage in this segment. We receive a higher margin on the Boeing 747-400 aircraft compared to the Boeing 747-200 aircraft resulting in significantly improved FAC.

Scheduled Service Segment

FAC relating to the Scheduled Service segment increased slightly by the improvement in revenue driven by an increase in Yield and Block Hours. The improvements in revenue were offset by higher fuel costs, the decrease in the return flights of one-way AMC missions and the impact of excess, under-utilized Boeing 747-200 capacity during the first three quarters of 2006. Capacity was reduced late in the third quarter with the sale of three Boeing 747-200 aircraft and sub-lease of two Boeing 747-200 aircraft (see Note 3 to our Financial Statements).

AMC Charter Segment

FAC relating to the AMC Charter segment decreased significantly despite an increase in revenue per Block Hour. The most significant factor impacting the AMC Charter segment was the reduction in Block Hours and the increased fixed cost allocation related to the excess, under-utilized Boeing 747-200 capacity during the first three quarters of 2006. Capacity was reduced late in the third quarter with the sale of three Boeing 747-200 aircraft and sub-lease of two Boeing 747-200 aircraft.

Commercial Charter Segment

FAC relating to the Commercial Charter segment decreased primarily due to higher fuel costs, the decrease in the return flights of one-way AMC missions, the reduction in Block Hours and the increased fixed cost allocation related to the excess, under-utilized Boeing 747-200 capacity during the first three quarters of 2006. Capacity was reduced late in the third quarter with the sale of three Boeing 747-200 aircraft and sub-lease of two Boeing 747-200 aircraft.

Years Ended December 31, 2005 and 2004

Operating Statistics

The table below sets forth selected operating data for the years ended December 31, 2005 and 2004 (in thousands unless otherwise indicated):

			Increase/	Percent
	2005	2004	(Decrease)	Change

Block Hours
ACMI	83,682	70,343	13,339	19.0%
Scheduled service	37,175	55,111	(17,936)	(32.5)%
AMC charter	29,306	22,376	6,930	31.0%
Commercial charter	6,257	4,973	1,284	25.8%
Non revenue/other	839	1,176	(337)	(28.7)%

Total Block Hours	157,259	153,979	3,280	2.1%

Revenue Per Block Hour
ACMI	$5,569	$5,355	$214	4.0%
AMC charter	15,036	12,625	2,411	19.1%
Commercial charter	17,235	13,902	3,333	24.0%
Scheduled Service Traffic
RTM’s	1,414,865	2,021,903	(607,038)	(30.0)%
ATM’s	2,155,127	3,222,942	(1,067,815)	(33.1)%
Load Factor	65.7%	62.7%	3.0 pts	4.7%
RATM	$0.258	$0.198	$0.06	30.3%
Yield	$0.393	$0.316	$0.08	24.4%
Average fuel cost per gallon	$1.75	$1.25	$0.50	40.0%
Fuel gallons consumed	246,619	280,304	(33,685)	(12.0)%
Operating fleet (average during the period)
Aircraft count*	39.0	37.7	1.3	3.4%
Out of service**	0.4	3.3	(2.9)	(87.9)%
Dry leased**	3.0	4.0	(1.0)	(25.0%)

*	Includes tail number N92IFT which was not part of the operating fleet at December 31, 2005 and was sold in early 2006.

**	Dry leased and out-of-service aircraft are not included in the operating fleet average aircraft count.

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

Fresh-start accounting requires us to revalue our assets and liabilities to estimated fair values at July 27, 2004 in a manner similar to that of purchase accounting. Significant adjustments included a downward revaluation of our owned aircraft fleet and the recording of intangible assets (principally related to Atlas’

ACMI contracts and route rights). In addition, fair-value adjustments were recorded with respect to our debt and lease agreements.

Notwithstanding the lack of comparability, we have prepared the following analysis to facilitate the 2005 and 2004 year-over-year discussion of operating results. The numbers provided in the successor and predecessor periods have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). However, the combined results for the year ended December 31, 2004 provided below are not presented in accordance with GAAP and, as noted, results after July 27, 2004 are not on the same basis as results prior to that date.

Operating Revenues

The following table compares our operating revenues for the periods shown:

		Successor	Predecessor	Combined
	Successor	For the Period	For the Period	Results for
	For the Year	July 28, 2004	January 1, 2004	the Year
	Ended	through	through	Ended
	December 31,	December 31,	July 27,	December 31,	Increase	Percent
	2005	2004	2004	2004	(Decrease)	Change

Operating Revenues
ACMI	$466,018	$182,322	$194,332	$376,654	$89,364	23.7%
Scheduled service	555,814	296,823	343,605	640,428	(84,614)	(13.2)%
AMC charter	440,642	126,235	156,260	282,495	158,147	56.0%
Commercial charter	107,840	53,325	15,812	69,137	38,703	56.0%
Other revenue	47,583	20,589	25,358	45,947	1,636	3.6%

Total operating revenues	$1,617,897	$679,294	$735,367	$1,414,661	$203,236	14.4%

ACMI revenue increased primarily due to both an increase in rate and volume. ACMI Block Hours were 83,682 for 2005, compared with 70,343 for 2004, an increase of 13,339, or 19.0%. Revenue per Block Hour was $5,569 for 2005, compared with $5,355 for 2004, an increase of $214 per Block Hour, or 4.0%. Total aircraft supporting ACMI, excluding aircraft dry leased to our joint venture, as of December 31, 2005 were seven Boeing 747-200 aircraft and ten Boeing 747-400F aircraft, compared with seven Boeing 747-200 aircraft and 11 Boeing 747-400F aircraft supporting the ACMI business at December 31, 2004.

Scheduled service revenue decreased primarily due to lower capacity offset by higher Yields and higher Load Factors. RTMs in the Scheduled Service segment were 1,415 million on a total capacity of 2,155 million ATMs in 2005, compared with RTMs of 2,022 million on a total capacity of 3,223 million ATMs in 2004. Load Factor was 65.7% with a Yield of $0.393 in 2005, compared with a Load Factor of 62.7% and a Yield of $0.316 in 2004. RATM in our Scheduled Service segment was $0.258 in 2005, compared with $0.198 in 2004, representing an improvement of 30.3%.

The decrease in Scheduled Service revenue was the result of our reallocation of aircraft to our ACMI and AMC Charter operations and the reduction in Scheduled Service business during the Polar strike, which, when combined, reduced ATMs by approximately 1,068 million. The Polar employee strike started on September 16, 2005 and was settled on October 5, 2005 following the ratification of a new labor agreement. The revenue impact of the significant reduction in capacity was partially offset by an increase in unit revenue and Load Factor, which continued to improve due to a number of factors, including the impact of our continued optimization of the scheduled network and the utilization of return legs of AMC Charter flights. While we believe that both the 2005 and 2004 periods were affected by increases in fuel surcharges, we cannot quantify these increases due to system limitations.

AMC charter revenue increased primarily due to a higher volume of AMC Charter flights and higher AMC rates. AMC Charter Block Hours were 29,306 for 2005, compared with 22,376 for 2004, an increase of 6,930, or 31.0%. Revenue per Block Hour was $15,036 for 2005, compared with $12,625 for 2004, an increase of $2,411 per Block Hour, or 19.1%. The increase in AMC Charter activity was primarily the result of the U.S. Military’s continued involvement with the conflict in the Middle East. The increase in rate was primarily a function of an increase in the agreed upon rate for AMC fuel, which was 101 cents for the first three quarters of 2004 and 140 cents for the fourth quarter of 2004 compared with 140 cents for the first three quarters of 2005 and 220 cents for the fourth quarter of 2005.

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

Total operating revenue increased primarily as a result of increased ACMI and AMC Block Hours offset by a decrease in Scheduled Service Block Hours.

Operating Expenses

The following table compares our operating expenses for the periods shown:

		Successor	Predecessor	Combined
	Successor	For the Period	For the Period	Results for
	For the Year	July 28, 2004	January 1, 2004	the Year
	Ended	through	through	Ended
	December 31,	December 31,	July 27,	December 31,	Increase	Percent
	2005	2004	2004	2004	(Decrease)	Change

Operating expenses
Aircraft fuel	$432,367	$176,009	$175,103	$351,112	$81,255	23.1%
Salaries, wages and benefits	244,509	91,463	122,715	214,178	30,331	14.2%
Maintenance, materials and repairs	233,614	102,682	133,336	236,018	(2,404)	(1.0)%
Aircraft rent	150,879	60,151	81,886	142,037	8,842	6.2%
Ground handling and airport fees	71,735	40,815	53,558	94,373	(22,638)	(24.0)%
Landing fees and other rent	80,054	37,960	53,039	90,999	(10,945)	(12.0)%
Depreciation and amortization	46,336	25,457	33,510	58,967	(12,631)	(21.4)%
Insurance gain	(7,820)	—	—	—	7,820	—
Travel	60,089	25,741	29,549	55,290	4,799	8.7%
Pre-petition and post-emergence costs and related professional fees	3,706	4,106	9,439	13,545	(9,839)	(72.6)%
Other	109,128	47,935	65,931	113,866	(4,738)	(4.2)%

Total operating expenses	$1,424,597	$612,319	$758,066	$1,370,385	$54,212	4.0%

Aircraft fuel expense increased primarily as a result of increased fuel prices. Average fuel price per gallon was 175 cents for 2005, compared with 125 cents for 2004, an increase of 50 cents or 40.0%, partially offset by 33.7 million gallons, or a 12.0% decrease in fuel consumption to 246.6 million gallons for 2005 from 280.3 million gallons during 2004. The decrease in our overall fuel consumption corresponds to the decrease of 17,936 Scheduled Service Block Hours, partially offset by a 6,930 increase in AMC Block Hours and a 1,284 increase in Commercial Charter Block Hours.

Salaries, wages and benefits increased $14.5 million in 2005 due to an increase in Block Hours, contractual pay rate increases and a $1.7 million charge for crew salary for the retroactive items included in the new Polar crew labor agreement ratified on October 5, 2005.

Other increases of $15.8 million included restricted stock expense, such restricted stock having first been granted late in the third quarter of 2004, as well as profit sharing and incentive compensation expense, which were not accrued in 2004 due to losses incurred.

Maintenance materials and repairs decreased primarily as a result of a decrease in D Checks being substantially offset by more engine overhauls. There were five D Checks on Boeing 747-400 aircraft and three D Checks on Boeing 747-200 aircraft for 2005 compared with five D Checks on Boeing 747-400 aircraft and seven D Checks on Boeing 747-200 aircraft for 2004. There were 67 engine overhauls for 2005, compared with 51 events for 2004.

Ground handling and airport fees decreased as a result of the reduction in Scheduled Service flying which is the primary segment that incurs these costs.

Insurance gain for 2005 relates to the insurance claim on aircraft tail number N808MC. The gain represents the amount by which insurance proceeds exceeded the net book value of the aircraft (see Note 4 to our Financial Statements).

Landing fees and other rent decreased as a result of the reduction in Scheduled Service flying offset by an increase in AMC Charter flying.

Pre-petition and post emergence costs and related professional fees decreased as the result of our emergence from bankruptcy on the July 27, 2004. We incurred expenses (primarily professional fees) in the successor period related to the winding down of the bankruptcy proceedings. These expenses are recorded as incurred.

Other operating expenses decreased primarily due to fines accrued in 2004 that did not recur in 2005, a reduction in legal and audit fees, outside services, insurance and bad debt expense, partially offset by an increase in consulting fees related to our initiatives to document and improve internal controls.

Total operating expenses increased primarily as a result of higher fuel and salary costs offset in part by lower ground handling and landing fees.

Reorganization items, net.  Expenses, realized gains and losses and provisions for losses resulting from our reorganization for the period January 31 through July 27, 2004, was comprised of the following:

Legal and professional fees	$44,209
Rejection of CF6-80 power-by-the-hour engine agreement	(59,552)
Claims related to rejection of owned and leased aircraft	126,649
Other	7,782
Fresh-start adjustments	173,598
Gain on cancellation of pre-petition debt	(405,199)

Total	$(112,513)

The costs included in reorganization items reflect the cash and non-cash expenses recognized by us in connection with our reorganization and are separately reported as required by SOP 90-7 (see Note 2 to our Financial Statements).

Income taxes.  Our effective tax rate for 2005 differs from the U.S. statutory rate due to nondeductible professional fees related to the reorganization and the effect of incremental tax reserves. For the period January 1 through July 27, 2004, we recorded income related primarily to the cancellation of debt in the bankruptcy. While no cash tax was levied against this income, it reduced the net operating loss carryforwards. Exclusive of this item, our effective tax rate for the predecessor period January 1 through July 27, 2004 differs from the U.S. statutory rate due to losses for which no net tax benefit was provided and the effect of incremental tax reserves. Our effective tax rate for the successor period July 28 through December 31, 2004 differs from the U.S. statutory rate due to nondeductible professional fees related to the reorganization and the effect of incremental tax reserves.

Segments (Three Months Ended December 31, 2005 Compared with Three Months Ended
December 31, 2004)

As discussed above, the application of fresh-start accounting following our emergence from bankruptcy, among other things, reduced rent expense and depreciation expense and increased amortization expense due to recognition of additional intangible assets. As a result, segment operating income and loss for 2005 are not comparable with prior periods. We have not included a comparative discussion of the segments as it would be misleading or overly confusing. In lieu of a comparative segment discussion for 2005 compared with 2004, we are presenting a separate segment discussion for the fourth quarter of 2005 compared with the fourth quarter of 2004.

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

The decrease in Scheduled Service revenue and capacity is the result of shifting our Scheduled Service business out of unprofitable markets and reallocating flights to AMC operations. We have been utilizing the return legs of AMC flights as positioning flights for Scheduled Service out of Asia. This reduces the number of lower capacity flights from the U.S. to Asia, thereby increasing RATM, Load Factor and Yield on an overall basis.

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

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalents of $231.8 million, compared with $305.9 million at December 31, 2005, a decrease of $74.1 million, or 24.2%. In 2006, we used approximately $140.8 million of available cash to prepay our two credit facilities with Deutsche Bank and we terminated our Revolving Credit Facility. Despite the reduction in our cash balance as a result of these transactions, we still consider cash on hand and cash generated from operations to be more than sufficient to meet our debt and lease obligations and to finance expected capital expenditures of approximately $99.0 million, which includes pre-delivery deposits on our Boeing aircraft order, for 2007.

Operating Activities.  Net cash provided by operating activities in 2006 was $146.7 million, compared with net cash provided by operating activities of $242.1 million for 2005. The decrease in cash provided by operating activities is primarily related to a decrease in operating results and an increase in prepaid maintenance deposits in 2006 compared with 2005.

Investing Activities.  Net cash used by investing activities was $41.5 million for 2006, consisting primarily of capital expenditures of $69.9 million, which includes pre-delivery deposits and related costs on our Boeing aircraft order of $40.8 million offset by proceeds from the sale of aircraft of $27.3 million and a decrease in restricted funds held in trust of $1.1 million. Net cash provided by investing activities was $3.3 million for 2005, which reflects insurance proceeds of $12.6 million and a decrease in restricted funds held in trust of $19.8 million, offset by capital expenditures of $29.1 million.

Financing Activities.  Net cash used by financing activities was $179.2 million for 2006, which consisted primarily of $189.0 million of payments on long-term debt, including the $140 million prepayment of the Deutsche Bank facilities in July 2006, and capital lease obligations and a $2.3 million purchase of treasury stock offset by $7.9 million in proceeds from the exercise of stock options and a $4.5 million tax benefit on restricted stock and stock options. Net cash used by financing activities was $73.4 million for 2005, which consisted primarily of $83.1 million of payments on long-term debt and capital lease obligations and $2.3 million of purchases of treasury stock, offset by $10.0 million in loan proceeds from the Revolving Credit Facility that was subsequently repaid and $2.0 million in proceeds from the exercise of stock options.

Contractual Obligations

The table below provides details of our future cash contractual obligations as of December 31, 2006 (in millions):

			2008-	2010-
	Total	2007	2009	2011	Thereafter

Debt and capital lease obligations(1)	$503.9	$28.5	$76.3	$68.5	$330.6
Interest on debt(2)	276.3	36.4	66.9	57.2	115.8
Aircraft operating leases	2,311.0	128.1	288.8	284.3	1,609.8
Other operating leases	24.6	5.4	9.5	8.1	1.6
Aircraft and fuel purchase commitments(3)	2,160.2	45.5	430.8	1,683.9	—

	$5,276.0	$243.9	$872.3	$2,102.0	$2,057.8

(1)	Debt and capital lease obligations reflect gross amounts (see Note 6 to our Financial Statements for a discussion of the related unamortized discount).

(2)	Amount represents interest on fixed rate debt at December 31, 2006.

(3)	Includes estimated contractual escalations and required option payments net of purchase credits in respect to the aircraft purchase commitments.

Description of Our Debt Obligations

Enhanced Equipment Trust Certificate Transactions

Overview of EETC Transactions

In three separate transactions in 1998, 1999 and 2000, we issued pass-through certificates, also known as Enhanced Equipment Trust Certificates (“EETCs”). These securities were issued for the purposes of financing the acquisition of a total of 12 Boeing 747-400F aircraft. In the 1998 EETC transaction, $538.9 million of EETCs were issued to finance five aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 1999 EETC transaction, $543.6 million of EETCs were issued to finance five aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 2000 EETC transaction, $217.3 million of EETCs were issued to finance the remaining two aircraft, both pursuant to leveraged leases. Historically, the debt obligations relating solely to owned EETC aircraft have been reflected on our balance sheet, while the debt obligations related to the leased EETC aircraft have not been reflected on our balance sheet because such obligations previously constituted operating leases. Through the restructuring in 2004 however, Atlas became the beneficial owner of four of the previously leased aircraft, resulting in a total of six EETC aircraft being currently reflected on our balance sheets as of December 31, 2006 and 2005.

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

With respect to the six EETC financed aircraft currently owned by Atlas, there is no leveraged lease structure or EETC lease. Atlas is the beneficial owner of the aircraft and the issuer of the equipment notes with respect thereto. The equipment notes issued with respect to the owned aircraft are with full recourse to Atlas.

Off-Balance Sheet Arrangements

A portion of our 38 operating aircraft are owned and leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed price options were restructured to reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. We have not consolidated any additional aircraft in the related trusts upon application of the FASB’s revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 , because we are not the primary beneficiary based on the option price restructurings. Our maximum exposure under these operating leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 7 to our Financial Statements.

Other

Critical Accounting Policies and Estimates

General Discussion of Critical Accounting Policies and Estimates

Our Financial Statements are prepared in conformity with GAAP, which requires management to make estimates and judgments that affect the amounts reported. Actual results may differ from those estimates. Important estimates include asset lives, valuation allowances (including, but not limited to, those related to inventory and deferred taxes), stock-based compensation and income tax accounting. Our significant accounting policies are described in Note 3 to our Financial Statements included in Item 8 of Part II of this Report. The following describes our most critical accounting policies:

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

The adoption of fresh-start accounting has had a material effect on our Consolidated Financial Statements (see Note 2 to our Financial Statements for further detail related to the fresh-start value adjustments).

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, we use certain assumptions, including, but not limited to: (i) estimated fair value of the assets and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values.

Aircraft Maintenance and Repair

We account for maintenance and repair costs for both owned and leased airframes and engines under the direct expense method. Under this method, maintenance and repairs are charged to expense as incurred, which can result in expense volatility between quarterly and annual periods, depending on the number of D Checks or engine overhauls performed. If we had chosen a different method, such as the deferral method for D Checks and engine overhauls, maintenance and repair expense would be capitalized and then amortized over the lesser of Block Hours flown or time period before the next D Check or overhaul event resulting in a less variable expense between reporting periods.

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

Stock-Based Compensation Expense

Effective January 1, 2006, we account for stock-based compensation costs in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility and expected term. Our expected volatility through July 2006 was calculated based on the average of the historical volatility of a peer group of several similar entities, due to the limited trading history of our stock. Thereafter, we used the observed volatility of our own common stock. The expected term of the stock options is based on the expectation of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk-free interest rate assumption is based on the Yield of U.S. Treasury constant maturities (nominal) with a term equal to the expected life assumed at the date of grant. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income tax uncertainties. This interpretation is effective January 1, 2007 for us. We have not yet finally determined the impact that this interpretation will have on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS 157 are effective on January 1, 2008. We have not yet determined the impact of SFAS 157 on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not hedge against foreign currency fluctuations and interest rate movements. The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to the price and availability of aviation fuel and interest rates as discussed below. The sensitivity analyses presented herein do not consider the effects that such adverse changes might have on our overall financial performance, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable-rate leases are not considered market-sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ.

Foreign Currency.  We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition. Our largest exposure comes from the British pound, the Euro, the Brazilian Real, the Korean Won, the Japanese Yen, the Chinese Renminbi and various Asian currencies.

Aviation fuel.  Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10% increase or decrease in the 2006 average cost per gallon of fuel. Based on actual 2006 fuel consumption for the Scheduled Service and Commercial Charter business segments, such an increase would result in an increase to aviation fuel expense of approximately $31.0 million in 2006. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. ACMI does not present an aviation fuel market risk, as the cost of fuel is borne by the customer.

Prior to September 2006, we did not enter into any contracts to hedge fluctuations in fuel prices. With respect to the fourth quarter of 2006, we hedged approximately 15.3 million gallons of our Scheduled Service fuel uplift through a combination of physical fixed fuel purchases and jet fuel swaps. Through March, 2007, we have committed to purchasing approximately 21.9 million gallons of jet fuel in 2007 at an average cost of $1.98 per gallon for a total commitment of $43.3 million. This amount represents approximately 17% of our projected 2007 Scheduled Service fuel uplift. The contracts are for monthly uplift at various stations and all expire in December 2007.

Interest.  Our earnings are subject to market risk from exposure to changes in interest rates on our variable-rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2006, approximately $6.1 million of our debt at face value had floating interest rates. If interest rates increase by a hypothetical 20% in the underlying rate as of December 31, 2006, our annual interest expense would increase for 2007 by approximately $0.1 million.

Market risk for fixed-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 20% increase in interest rates and amounts to approximately $16.5 million as of December 31, 2006. The fair value of our fixed rate debt was $463.6 million at December 31, 2006 (see Note 10 to our Financial Statements). The fair values of our long-term debt were estimated using quoted market prices and discounted future cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets as of December 31, 2006 and 2005	50
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, for the periods July 28, 2004 through December 31, 2004 (Successor) and January 1, 2004 through July 27, 2004 (Predecessor)	51
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, for the periods July 28, 2004 through December 31, 2004 (Successor) and January 1, 2004 through July 27, 2004 (Predecessor)	52
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006 and 2005, for the periods July 28, 2004 through December 31, 2004 (Successor) and January 1, 2004 through July 27, 2004 (Predecessor)	53
Notes to Consolidated Financial Statements	54
Schedule II — Valuation and Qualifying Accounts	96

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Atlas Air Worldwide Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Atlas Air Worldwide Holdings, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005, for the period July 28, 2004 through December 31, 2004 (Successor) and the period January 1, 2004 through July 27, 2004 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Air Worldwide Holdings, Inc. at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005, for the period July 28, 2004 through December 31, 2004 (Successor) and the period January 1, 2004 through July 27, 2004 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, in 2006 the Company changed it method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Atlas Air Worldwide Holdings, Inc.’s internal controls over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
March 12, 2007

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Current Assets
Cash and cash equivalents	$231,807	$305,890
Restricted funds held in trust	—	1,077
Accounts receivable, net of allowance of $1,811 and $4,898, respectively	134,520	131,244
Prepaid maintenance	64,678	49,619
Deferred taxes	8,540	10,094
Prepaid expenses and other current assets	24,334	31,298

Total current assets	463,879	529,222
Other Assets
Property and equipment, net	583,271	573,870
Deposits and other assets	32,832	22,147
Lease contracts and intangible assets, net	39,798	55,571

Total Assets	$1,119,780	$1,180,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$37,053	$27,588
Accrued liabilities	153,063	178,741
Current portion of long-term debt and capital leases	19,756	53,380

Total current liabilities	209,872	259,709

Other Liabilities
Long-term debt and capital leases	398,885	529,742
Deferred tax liability	4,322	18,540
Other liabilities	33,858	14,914

Total other liabilities	437,065	563,196

Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 20,730,719 and 19,881,907 shares issued, 20,609,317 and 19,815,338 shares outstanding (net of treasury stock), respectively	207	199
Additional paid-in-capital	313,008	256,046
Common stock to be issued to creditors	7,800	13,389
Treasury stock, at cost; 121,402 and 66,569 shares, respectively	(4,524)	(2,257)
Deferred compensation	—	(6,043)
Retained earnings	156,352	96,571

Total stockholders’ equity	472,843	357,905

Total Liabilities and Stockholders’ Equity	$1,119,780	$1,180,810

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
			For the Period	For the Period
	For the	For the	July 28, 2004	January 1, 2004
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	July 27,
	2006	2005	2004	2004
	(In thousands, except per share data)

Operating Revenues
ACMI	$407,046	$466,018	$182,322	$194,332
Scheduled service	610,783	555,814	296,823	343,605
AMC charter	326,773	440,642	126,235	156,260
Commercial charter	82,808	107,840	53,325	15,812
Other revenue	48,920	47,583	20,589	25,358

Total operating revenues	1,476,330	1,617,897	679,294	735,367

Operating Expenses
Aircraft fuel	454,675	432,367	176,009	175,103
Salaries, wages and benefits	243,724	244,509	91,463	122,715
Maintenance, materials and repairs	144,132	233,614	102,682	133,336
Aircraft rent	153,259	150,879	60,151	81,886
Ground handling and airport fees	75,088	71,735	40,815	53,558
Landing fees and other rent	68,174	80,054	37,960	53,039
Depreciation and amortization	42,341	46,336	25,457	33,510
Gain on disposal of aircraft	(10,038)	(7,820)	—	—
Travel	49,910	60,089	25,741	29,549
Pre-petition and post-emergence costs and related professional fees	353	3,706	4,106	9,439
Other	102,412	109,128	47,935	65,931

Total operating expenses	1,324,030	1,424,597	612,319	758,066

Operating income (loss)	152,300	193,300	66,975	(22,699)

Non-operating Expenses (Income)
Interest income	(12,780)	(6,828)	(917)	(572)
Interest expense (excluding post-petition contractual interest of $20,956 for the period January 31, 2004 through July 27, 2004)	60,298	74,512	30,582	50,222
Capitalized interest	(726)	(123)	—	—
Loss on early extinguishment of debt	12,518	—	—	—
Other, net	(811)	1,976	(3,504)	1,434
Reorganization items, net	—	—	—	(112,513)

Total non-operating expenses (income)	58,499	69,537	26,161	(61,429)

Income before income taxes	93,801	123,763	40,814	38,730
Income taxes	34,020	49,902	18,104	10,484

Net income	$59,781	$73,861	$22,710	$28,246

Income per share:
Basic	$2.89	$3.64	$1.12	$0.74

Diluted	$2.83	$3.56	$1.11	$0.74

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
			For the Period	For the Period
	For the	For the	July 28, 2004	January 1, 2004
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	July 27,
	2006	2005	2004	2004
	(In thousands)

Cash Flows from Operating Activities:
Net income	$59,781	$73,861	$22,710	$28,246
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	—	—	—	(156,722)
Depreciation and amortization	42,341	46,336	25,457	33,510
Accretion of debt discount	11,359	16,591	6,948	—
Loss on early extinguishment of debt	12,518	—	—	—
Amortization of operating lease discount	1,840	1,833	764	—
Provision (release of allowance) for doubtful accounts	(91)	(2,665)	3,409	(2,329)
Gain on disposal of aircraft	(10,038)	(7,820)	—	—
Deferred income taxes	26,735	48,167	17,506	—
Amortization of debt issuance cost and lease financing deferred gains	1,011	337	—	2,862
Stock based compensation	7,156	3,943	1,536	—
Other, net	6,027	2,084	44	239
Changes in operating assets and liabilities:
Accounts receivable	(691)	12,433	(22,345)	36,794
Prepaids and other current assets	(14,016)	14,129	6,144	17,318
Deposits and other assets	(12,194)	4,007	49	9,351
Accounts payable and accrued liabilities	14,921	28,834	(33,685)	100,148

Net cash provided by operating activities	146,659	242,070	28,537	69,417

Cash Flows from Investing Activities:
Capital expenditures	(69,889)	(29,071)	(11,755)	(16,441)
Proceeds from sale of aircraft	27,264	—	—	—
Insurance proceeds	—	12,550	—	—
Decrease (increase) in restricted funds held in trust	1,077	19,812	19,388	(40,153)

Net cash (used) provided by investing activities	(41,548)	3,291	7,633	(56,594)

Cash Flows from Financing Activities:
Proceeds from loan	—	10,000	—	18,000
Proceeds from sale of subscription shares	—	—	—	20,153
Proceeds from stock option exercises	7,856	2,028	—
Purchase of treasury stock	(2,267)	(2,257)	—	—
Excess tax benefit on stock options and restricted stock	4,466	—	—	—
Payment of debt issuance costs	(250)	(92)	(1,256)	(2,640)
Payment on debt and capital lease obligations	(188,999)	(83,067)	(11,226)	(31,404)

Net cash (used) provided by financing activities	(179,194)	(73,388)	(12,482)	4,109

Net increase (decrease) in cash and cash equivalents	(74,083)	171,973	23,688	16,932
Cash and cash equivalents at the beginning of period	305,890	133,917	110,229	93,297

Cash and cash equivalents at end of period	$231,807	$305,890	$133,917	$110,229

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Common		Retained
		Old		Additional	Stock	Deferred	Earnings
	Common	Common	Treasury	Paid-In	to be Issued	Compen-	(Accumulated
	Stock	Stock	Stock	Capital	to Creditors	sation	Deficit)	Total
	(In thousands, except share amounts)

Predecessor Company:
Balance at December 31, 2003	$—	$384	$(4)	$306,303	$—	$—	$(334,965)	$(28,282)
Net income	—	—	—	—	—	—	28,246	28,246
Reorganization adjustments:
Equity write off	—	(384)	4	(306,303)	—	—	306,719	36
Issuance of 2,997,334 shares of common stock to creditors	30	—	—	37,617	—	—	—	37,647
Common stock to be issued to creditors 17,202,666	—	—	—	—	216,069	—	—	216,069

Successor Company:
Balance at July 27, 2004	$30	$—	$—	$37,617	$216,069	$—	$—	$253,716
Net income	—	—	—	—	—	—	22,710	22,710
Issuance of 610,600 shares of restricted stock	6	—	—	10,720	—	(10,726)	—	—
Amortization of restricted stock	—	—	—	—	—	1,536	—	1,536

Balance at December 31, 2004	$36	$—	$—	$48,337	$216,069	$(9,190)	$22,710	$277,962
Net income							73,861	73,861
Purchase of 66,569 shares of treasury stock	—	—	(2,257)	—	—	—	—	(2,257)
Issuance of 16,136,716 shares of common stock to creditors	161	—	—	202,519	(202,680)	—	—	—
Exercise of 118,991 employee stock options	1	—	—	2,027	—	—	—	2,028
Issuance of 48,000 shares of restricted stock	1	—	—	1,291	—	(1,292)	—	—
Forfeiture of 29,734 shares of restricted stock	—	—	—	(496)	—	496	—	—
Amortization of restricted stock	—	—	—	—	—	3,943	—	3,943
Tax benefit on restricted stock and stock options	—	—	—	2,368	—	—	—	2,368

Balance at December 31, 2005	$199	$—	$(2,257)	$256,046	$13,389	$(6,043)	$96,571	$357,905
Net income	—	—	—	—	—	—	59,781	59,781
Reclassification of deferred compensation	—	—	—	(6,043)	—	6,043	—	—
Purchase of 54,833 shares of treasury stock	—	—	(2,267)	—	—	—	—	(2,267)
Issuance of 444,942 shares of common stock to creditors	4	—	—	5,585	(5,589)	—	—	—
Exercise of 384,463 employee stock options	4	—	—	7,852	—	—	—	7,856
Stock option and restricted stock compensation	—	—	—	7,156	—	—	—	7,156
Issuance of 107,990 shares of restricted stock	1	—	—	(1)	—	—	—	—
Forfeiture of 88,583 shares of restricted stock	(1)	—	—	1	—	—	—	—
Other	—	—	—	318	—	—	—	318
Tax benefit on restricted stock and stock options	—	—	—	4,466	—	—	—	4,466
Tax valuation allowance and reserve reversal	—	—	—	37,628	—	—	—	37,628

Balance at December 31, 2006	$207	$—	$(4,524)	$313,008	$7,800	$—	$156,352	$472,843

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.	Basis of Presentation

The accompanying Consolidated Financial Statements (the “Financial Statements”) include the accounts of Atlas Air Worldwide Holdings, Inc. (“AAWW” or “Holdings”) and its wholly owned subsidiaries. Holdings is the parent company of two principal operating subsidiaries, Atlas Air, Inc. (“Atlas”) and Polar Air Cargo, Inc. (“Polar”). Holdings, Atlas, Polar and Holdings’ other subsidiaries are referred to in this report collectively as the “Company”. All significant inter-company accounts and transactions have been eliminated. The Company provides air cargo and related services throughout the world, serving Asia, Europe, South America and the United States through two principal means: (i) contractual lease arrangements in which the Company provides the aircraft, crew, maintenance and insurance (“ACMI”) and (ii) airport-to-airport scheduled air cargo service (“Scheduled Service”). The Company also furnishes seasonal, commercial, military and ad-hoc charter services (see Note 11). The Company operates only Boeing 747 freighter aircraft.

Except for per share data, all dollar amounts are in thousands unless otherwise stated.

The Predecessor (defined below) Financial Statements for the period January 1, 2004 through July 27, 2004, have been prepared in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). Expenses (including professional fees), realized gains and losses and provisions for losses resulting from the reorganization are reported separately as “Reorganization Items, net.” Also, interest expense was recorded only to the extent that it was to be paid during the pending Chapter 11 Cases (as defined in Note 2) or where it was probable that it would be an allowed claim in the Chapter 11 Cases. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows. References to “Predecessor Company” or “Predecessor” refer to the Company through the Effective Date. References to “Successor Company” or “Successor” refer to the Company after the Effective Date, after giving effect to the cancellation of the common stock of the Predecessor (“Old Common Stock”) and the issuance of new securities (“Common Stock”) in accordance with the Plan of Reorganization (defined in Note 2) and the application of fresh-start accounting. As a result of the application of fresh-start accounting, the Successor Company’s Financial Statements are not presented on a comparable basis with the Predecessor Company’s financial statements.

2.	Reorganization and Fresh-Start Accounting

On January 30, 2004 (the “Bankruptcy Petition Date”), Holdings, Atlas, Polar, Airline Acquisition Corp I (“Acquisition”) and Atlas Worldwide Aviation Logistics, Inc. (“Logistics,” and together with Holdings, Atlas, Polar and Acquisition, the “Debtors”), each filed voluntary bankruptcy petitions for relief under Chapter 11 (“Chapter 11”) of Title 11 of the United States Code, 11 U.S.C. §§ 101 et seq. (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”), together referred to as the “Chapter 11 Cases.” The Bankruptcy Court entered an order confirming the Final Modified Second Amended Joint Plan of Reorganization of the Debtors dated July 14, 2004 (the “Plan of Reorganization”) and, pursuant to a Bankruptcy Court order, the Debtors emerged from bankruptcy on July 28, 2004, (“the Effective Date”). The Financial Statements include data for all subsidiaries of the Company, including those that did not participate in the Chapter 11 Cases.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganization Items

In accordance with SOP 90-7, the Company has segregated and classified certain income and expenses as reorganization items. The following reorganization items were incurred for the period January 1 through July 27, 2004:

Legal and professional fees	$44,209
Rejection of CF6-80 power-by-the-hour engine agreement(a)	(59,552)
Claims related to rejection of owned and capital leased aircraft ( b)	84,143
Claims related to rejection of aircraft operating leases(c)	42,506
Other	7,782
Fresh-start adjustments	173,598
Gain on cancellation of pre-petition debt	(405,199)

Total	$(112,513)

(a)	The Company rejected a CF6-80 power-by-the-hour (“PBH”) engine maintenance agreement and wrote off the associated accrued liability of $59.6 million.

(b)	The Company rejected two owned aircraft, tail numbers N354MC and N535MC, which had been financed through debt, and wrote off the assets and liabilities having net book value of $40.0 million. The Company also rejected the capital leases on aircraft tail numbers N924FT and N518MC and wrote off the assets and liabilities having a net book value of $44.1 million.

(c)	The Company rejected six leased aircraft, tail numbers N507MC, N24837, N922FT, N858FT, N859FT and N923FT which resulted in unsecured claims of $42.5 million.

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

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The table below reflects reorganization adjustments for the discharge of indebtedness, cancellation of Old Common Stock and issuance of Common Stock, issuance of notes and fresh-start adjustments as of July 27, 2004:

Stockholders (deficit) at July 27, 2004	$(231,637)
Cancellation of Old Common Stock and additional paid-in-capital	(306,683)
Elimination of accumulated deficit	306,719
Fresh-start valuation adjustments	(173,598)
Gain on cancellation of pre-petition liabilities	405,199
Issuance of Common Stock to creditors	37,647
Common Stock to be issued to creditors	216,069

Stockholders equity at July 27, 2004	$253,716

These adjustments are primarily related to the following:

•	Liabilities Subject to Compromise: $405.2 million was recorded as forgiveness of debt to record the discharge of pre-petition accounts payable, accrued liabilities and short and long-term debt.

•	Total Stockholders Equity (Deficit): Adopting fresh-start accounting results in a new reporting entity with no retained earnings or deficit. As a result, $306.7 million of Old Common Stock and additional paid-in-capital and the prior $306.7 million of accumulated deficit were eliminated. All shares of Old Common Stock were cancelled and shares of Common Stock were issued to creditors pursuant to the terms of the Plan of Reorganization totaling $253.7 million.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fresh-start valuation adjustments principally reflect the following increases (decreases):

Current assets	$(24,696)
Fixed assets	(267,394)
Prepaid maintenance	(9,126)
Lease contracts and intangible assets	78,213
Prepaid aircraft rent	(88,703)
Deferred credits and other liabilities	113,125
Long term debt	24,983

$(173,598)

These adjustments are the result of:

•	Current Assets: $7.3 million reduction adjustment was made to revalue aircraft inventory based on estimated fair market value as it relates to the relative fleet type, a reduction of $15.1 million for debt issuance costs and a $2.3 million reduction in other current assets.

•	Fixed Assets: A reduction to flight and ground equipment, $346.8 million and $23.7 million respectively, was made to reduce fixed assets to their estimated fair market value, including a $103.1 million elimination of previously recorded accumulated depreciation.

•	Prepaid Maintenance: Prepaid maintenance costs were reduced by $9.1 million to their fair values at July 27, 2004.

•	Lease Contracts and Intangible Assets: $78.2 million was added as intangibles to record the value of Atlas ACMI customer contracts, an unconsolidated equity investees’ intangibles and an asset representing the net present value of the revised lease payments which were below market at July 27, 2004 (see Note 5).

•	Prepaid Aircraft Rent: $88.7 million was eliminated as a result of the revaluation of operating leases on aircraft to their fair values at July 27, 2004.

•	Deferred Credits and other Liabilities: An adjustment of $101.9 million was made to record the impact of fresh-start accounting, including the elimination of deferred gains and deferred rent related to operating leases on aircraft and an adjustment was made to other liabilities of $11.2 million.

•	Long Term Debt: An adjustment of $25.0 million was made to adjust the carrying value of long-term debt to reflect fair market value at July 27, 2004.

•	Negative Goodwill: Included in the adjustments above is $234.0 million to allocate negative goodwill against fixed assets of $210.9 million and intangible assets of $23.1 million. The negative goodwill results from the excess fair value of assets over the fair value of the remaining liabilities and “reorganization value” of the new equity and primarily results from debt forgiven of $405.2 million in excess of the $253.7 million value of new equity received by those creditors.

3.	Summary of Significant Accounting Policies

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

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Allowance for Doubtful Accounts

The Company periodically performs an evaluation of its composition of accounts receivable and expected credit trends and establishes an allowance for doubtful accounts for specific customers that are determined to have significant credit risk. The Company generally does not require collateral but does receive deposits in advance of certain Commercial Charters. Past due status of accounts receivable is determined primarily based upon contractual terms. The Company provides allowances for estimated credit losses resulting from the inability or unwillingness of our customers to make required payments and charges off receivables when they are deemed uncollectible. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

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

In June 2006, three additional Boeing 747-200 aircraft, tail numbers N509MC, N355MC and N534MC, were listed for sale and accounted for as assets held for sale. In addition, two other Boeing 747-200 aircraft, tail numbers N508MC and N920FT, are under capital lease and were made available for sublease. The Company performed an impairment test on all the aircraft and spare engines and determined that fair market value exceeded book value.

In September 2006, aircraft tail numbers N509MC and N534MC were sold for a total of approximately $18.0 million and the Company recorded a gain on the sale of approximately $6.3 million, net of related selling expenses.

During October 2006, the Company completed sublease agreements of aircraft tail numbers N920FT and N508MC, respectively.

In December 2006 it was determined by the Company that aircraft tail number N355MC should resume flying and was subsequently returned to the operating fleet and no longer designated as held for sale. The Company recorded $0.3 million of catch up depreciation.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate carrying value of aircraft, spare engines and equipment held for sale at December 31, 2006 and 2005 was $0.5 million and $5.7 million, respectively, which is included within Prepaid expenses and other current assets in the Consolidated balance sheets.

Investments

The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method.

The December 31, 2006 and 2005 aggregate carrying value of the investment of $4.5 million and $15.6 million, respectively, is included within Deposits and other assets on the consolidated balance sheets.

The fair value assigned to the Company’s 49% investment, as a result of fresh-start accounting over the underlying equity in the net assets of the business was allocated to intangible assets. These assets relate to their airline operating certificate and finite lived intangible assets related to existing customer contracts. Fair value of this investment was determined by an independent appraisal as of July 27, 2004. The finite-lived intangible asset was being amortized on a straight-line basis over the three year estimated life of the contracts. As of December 31, 2006, all such intangible assets have been eliminated as a result of either amortization or elimination due to tax accounting (see Note 9 for further discussion).

At December 2006 and 2005, the Company had net receivables arising from activity with this entity of $1.6 million and $1.4 million, respectively, which were included in Accounts receivable in the consolidated balance sheets.

Inventories

Spare parts, materials and supplies for flight equipment are carried at average acquisition costs, which are charged to maintenance expense when used in operations and are included in Prepaid expenses and other current assets in the consolidated balance sheet. At December 31, 2006 and 2005, the reserve for expendable obsolescence was zero as a result of fresh-start accounting and write-offs of assets exceeding provisions. Allowances for obsolescence for spare parts expected to be on hand at the date aircraft are retired from service, are provided over the estimated useful lives of the related aircraft and engines. Allowances are also provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change as conditions in our business evolve. At December 31, 2006 and 2005, the net book value of spare parts inventory was $16.2 million and $13.6 million, respectively.

Rotable parts are recorded in Property and equipment, net on the Consolidated balance sheets, and are depreciated over the average remaining fleet lives and written off when beyond economic repair. At December 31, 2006 and 2005, the net book value of rotable inventory was $51.8 million and $47.1 million, respectively and is recorded in Property and equipment, net on the consolidated balance sheet.

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

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining lives or remaining lease term in the event that any modifications or improvements are made to operating lease equipment. Substantially all property and equipment is specifically pledged as collateral for indebtedness of the Company.

Measurement of Impairment of Long-Lived Assets and Intangible Assets Subject to Amortization

When events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, the Company records impairment losses with respect to those assets based upon the amount by which the net book value of the assets exceeds their estimated fair value. In determining the fair value of the assets, the Company considers market trends, published values for similar assets, recent transactions involving sales of similar assets or quotes from third party appraisers. In making these determinations, the Company also uses certain assumptions, including, but not limited to, the estimated discounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated residual values.

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

During the year ended December 31, 2006 and 2005, the Company recorded deferred tax provisions and released the valuation allowance and reserves previously recorded against deferred tax assets of approximately $13.3 million and $8.0 million, respectively. Pursuant to SOP 90-7, the reduction in the valuation allowance was recorded as a reduction in intangible assets (see Note 9 for further discussion). At December 31, 2006 and 2005 the balance of intangibles was zero and $13.9 million, respectively. Amortization expense amounted to $0.6 million and $7.1 million for the years ended December 31, 2006 and 2005, respectively and $2.5 million for the period July 28 through December 31, 2004.

Off-Balance Sheet Arrangements

A portion of the Company’s 38 operating aircraft are owned or effectively owned and leased through trusts established specifically to purchase, finance and lease aircraft to the Company. The Company has not consolidated any aircraft in the related trusts upon application of the FASB’s revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 , because the Company is not the primary beneficiary based on the option price restructurings. The Company’s maximum exposure under these operating leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 7 to the Financial Statements.

Concentration of Credit Risk and Significant Customers

The U.S. Military Airlift Mobility Command (“AMC”) charters accounted for 22.1% and 27.2% of revenue for the years ended December 31, 2006 and 2005, respectively, 18.6% of the Company’s total revenues for the period July 28 through December 31, 2004 and 21.2% of total revenues for the period January 1 through July 27, 2004. Accounts receivable from the U.S. Military were $23.6 million and $24.4 million at

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006 and 2005, respectively. Emirates accounted for 11.9% and 9.8% of the Company’s total revenues for the years ended December 31, 2006 and 2005, respectively, 9.2% of the Company’s total revenues for the period July 28 through December 31, 2004 and 9.0% of total revenues for the period January 1 through July 27, 2004. Accounts receivable from Emirates were $13.3 million and $13.4 million at December 31, 2006 and 2005, respectively. No other customer accounted for 10.0% or more of the Company’s total operating revenues during these periods.

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

Debt Issuance Costs

Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method for amortization. Amortization of debt issuance costs was $1.0 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively and was zero for the period July 28 through December 31, 2004 and $5.2 million for the period January 1 through July 27, 2004 and is included as a component of interest expense on the consolidated statements of operations.

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

Stock-Based Compensation

The Company has various stock-based compensation plans for employees and outside directors, which are described more fully in Note 13 “Stock Compensation Plans.” Effective January 1, 2006, the Company accounted for these plans under SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”).

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

The aggregate interest payments amounted to $47.7 and $55.4 million for the years ended December 31, 2006 and 2005, respectively, $23.8 million for the period July 28 through December 31, 2004 and $24.1 million for the period January 1 through July 27, 2004. The Company paid reorganization costs of $44.2 million for the period January 1 through July 27, 2004. The Company acquired flight equipment through the utilization of debt in non-cash transactions in the amount of $205.0 million for the period January 1 through July 27, 2004. The Company had a non-cash conversion of $405.2 million of debt to equity of $233.5 million for the period January 1 through July 27, 2004. During the year ended December 31, 2006, the Company recorded an increase in additional paid in capital of $37.6 million as a result of the release of income tax reserves and valuation reserves.

Reclassifications

Certain reclassifications have been made in the prior year’s consolidated financial statement amounts and related note disclosures to conform to the current year’s presentation.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income tax uncertainties. This interpretation is effective January 1, 2007 for the Company. The Company’s management has not yet finally determined the impact that this interpretation will have on its results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS 157 are effective on January 1, 2008. The Company has not yet determined the impact of SFAS 157 on its consolidated financial statements.

4.  Property and Equipment, net

Property and equipment, net consisted of the following at December 31:

	Useful Lives		2006	2005

Flight equipment	4.8-35.3 years	*	$583,599	$598,306
Ground equipment and buildings	0.2-18.0 years		18,298	16,155
Pre-delivery deposits for aircraft			41,661	—

Total			643,558	614,461
Less accumulated depreciation			(60,287)	(40,591)

Property and equipment — net			$583,271	$573,870

*	Useful lives for Boeing 747-200 aircraft range from 4.8 years to 20.3 years and for Boeing 747-400 aircraft, from 33.5 years to 35.3 years.

Pre-delivery deposits for aircraft include capitalized interest of $0.7 million at December 31, 2006.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Depreciation expense, including the amortization of capital leases, related to property and equipment amounted to $42.3 million and $46.3 million for the years ended December 31, 2006 and 2005, respectively, $25.5 million for the period July 28 through December 31, 2004 and $33.5 million for the period January 1 through July 27, 2004. The Company had equipment related to capital leases of $22.0 million and $24.8 million at December 31, 2006 and 2005, respectively and accumulated depreciation was $8.0 million and $4.1 million, respectively.

5.	Lease Contracts

The following tables present the Company’s lease contracts as of December 31:

	2006	2005

Fair market value adjustment on operating leases	$44,132	$44,132
Less accumulated amortization	(4,334)	(2,496)

	$39,798	$41,636

Fair market value adjustment on operating leases represents the capitalized discount recorded to adjust leases of the Company’s Boeing 747 aircraft to fair market value as of the Effective Date. Amortization expense related to lease contracts amounted to $1.8 million and $1.8 million for the years ended December 31, 2006 and 2005, respectively and $0.8 million for the period July 28 through December 31, 2004.

The estimated future amortization expense of operating lease contracts as of December 31, 2006 is as follows:

Years Ending
December 31,

2007	$1,837
2008	1,837
2009	1,837
2010	1,921
2011	2,337
Thereafter	30,029

$39,798

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt

The Company’s debt obligations, including capital leases, as of December 31, were as follows:

Debt Obligations	2006	2005

Aircraft Credit Facility	$—	$33,224
AFL III Credit Facility	—	113,543
2000 EETCs	67,320	68,319
1999 EETCs	124,677	127,854
1998 EETCs	186,141	190,552
Capital leases	23,227	30,448
Other debt	17,276	19,182

Total debt and capital leases	418,641	583,122
Less current portion of debt and capital leases	(19,756)	(53,380)

Long-term debt and capital leases	$398,885	$529,742

At December 31, 2006 and 2005, the Company had $82.9 million and $106.8 million, respectively, of unamortized discount related to the fair market value adjustments recorded against debt upon application of fresh-start accounting (see Note 2 above).

Description of the Company’s Debt Obligations

Many of the Company’s financing instruments contain certain limitations on Holdings’ and its subsidiaries’ ability to, among other things; pay dividends or make certain other restricted payments, consummate certain asset sales, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets.

Deutsche Bank Trust Company

Deutsche Bank Trust Company (“Deutsche Bank”) was the administrative agent for two syndicated loans to Atlas and its affiliates. One loan was made to AFL III (a wholly owned subsidiary of Atlas) and the other loan was made through the Aircraft Credit Facility. During 2006, the Company prepaid the two loans for $140.8 million and wrote off approximately $12.5 million in discounts. The obligations under these two credit facilities were secured by 14 Boeing 747-200 aircraft, one Boeing 747-300 aircraft and several spare General Electric CF6-50E2 and CF6-80 engines. AFL III leased the collateral securing the AFL III Credit Facility, including aircraft and related equipment, to Atlas. AFL III had collaterally assigned those leases and the proceeds thereof to Deutsche Bank as security for the AFL III Credit Facility. Upon termination of the AFL III Credit Facility, the aircraft and spare engines were transferred to Atlas.

Aircraft Credit Facility

The weighted average interest rate under the Aircraft Credit Facility for the years ended December 31, 2006, 2005 and 2004 was 9.0%, 7.4% and 5.59%, respectively. The year-end rate as of December 31, 2005 was 8.38%.

AFL III Credit Facility

The weighted average interest rate for the years ended December 31, 2006, 2005 and 2004 was 9.20%, 7.58% and 5.88%, respectively. The year-end rate as of December 31, 2005 was 8.58%.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Overview of EETC Transactions

In three separate transactions in 1998, 1999 and 2000, Atlas issued EETCs for the purposes of financing the acquisition of a total of 12 Boeing 747-400F aircraft. In the 1998 EETC transaction, $538.9 million of EETCs were issued to finance five of these aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 1999 EETC transaction, $543.6 million of EETCs were issued to finance five of these aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 2000 EETC transaction, $217.3 million of EETCs were issued to finance the remaining two of these aircraft, both pursuant to leveraged leases.

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

With respect to the six EETC financed aircraft currently owned by Atlas, there is no leveraged lease structure or EETC lease. Atlas is the beneficial owner of the aircraft and the issuer of the equipment notes with respect thereto. The equipment notes issued with respect to the owned aircraft are with full recourse to Atlas.

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

2000 EETCs

In April 2000, Atlas completed an offering of $217.3 million of EETCs (the “2000 EETCs”). The cash proceeds from the 2000 EETCs were used to finance (through two leveraged lease transactions) two new Boeing 747-400F freighter aircraft which were delivered to Atlas during the second quarter of 2000. Subsequent to the financing, Atlas completed a sale-leaseback transaction on both aircraft and issued a guarantee to the owner participant of one of the aircraft. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 8.71% to 9.70%, with a weighted average interest rate of 8.93% payable monthly.

The current balance relates to aircraft N409MC acquired in the bankruptcy process. In connection with this aircraft debt and as a result of fresh start accounting, the Company has a blended effective interest rate of

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.31% payable monthly. According to the terms of the equipment notes, principal payments vary and are payable through 2021.

1999 EETCs

In 1999, Atlas completed an offering of EETCs (“1999 EETCs”). As of December 31, 2006 and 2005, the outstanding balance of the 1999 EETCs related to two owned Boeing 747-400F aircraft tail numbers N495MC and N496MC. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 6.88% to 8.77%, with a weighted average interest rate of 7.52% payable monthly.

In connection with this aircraft debt and as a result of fresh start accounting, the Company has a blended effective interest rate of 13.94% as of December 31, 2006 and 2005. According to the terms of the equipment notes, principal payments vary and are payable monthly through 2020.

1998 EETCs

In 1998, Atlas completed an offering of Enhanced Equipment Trust Certificates (the “1998 EETCs”). As of December 31, 2006 and 2005 the outstanding balance of the 1998 EETCs relates to three owned B747-400F aircraft tail numbers N491MC, N493MC and N494MC. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 7.38% to 8.01%, with a weighted average interest rate of 7.54% payable monthly.

In connection with this aircraft debt, the Company acquired aircraft N491MC and N493MC in the bankruptcy process. As a result of fresh start accounting, the Company has a blended effective interest rate of 13.89% for aircraft tail number N491MC and 13.72% for aircraft tail number N493MC. Aircraft tail number N494MC was acquired in 1998 and has a weighted average interest rate of 7.54%. According to the terms of all three aircraft for the equipment notes, principal payments vary and are payable monthly through 2020.

Capital Leases

Capital lease obligations with an aggregate net present value of $23.2 million and $30.4 million were outstanding at December 31, 2006 and 2005, respectively. The weighted average interest rate as of December 31, 2006 and 2005 was 6.71% and 7.16%, respectively. Payments are due monthly through 2009. The underlying assets related to capital lease obligations as of December 31, 2006 and 2005 were three aircraft. The aircraft tail numbers are N508MC, N516MC and N920FT.

Other Debt

Other debt consists of various term loans aggregating $17.3 million and $19.2 million as of December 31, 2006 and 2005, respectively. The weighted average interest rate for the term loans as of December 31, 2006 and 2005 was 7.35% and 6.92%, respectively.

Revolving Credit Facility

On November 30, 2004, the Company entered into a revolving credit facility effective December 31, 2004. The revolving credit facility initially provided the Company with revolving loans of up to $60 million in the aggregate, including up to $10 million of letters of credit accommodations. On August 2, 2006, the revolving credit facility was terminated by the Company.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the maturities of the Company’s debt obligations, including the amortization of the discount of the fair market value adjustments, reflecting the terms that were in effect as of December 31, 2006:

Years Ending
December 31,

2007	$19,756
2008	29,730
2009	31,823
2010	27,834
2011	30,330
Thereafter	279,168

$418,641

7.	Leases

Aircraft/Real Estate Capital and Operating Leases

The following table summarizes rental expenses for operating leases in each of the periods:

	Successor			Predecessor
			For the Period	For the Period
	For the	For the	July 28, 2004	January 1, 2004
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	July 27
	2006	2005	2004	2004

Aircraft rent	$153,259	$150,879	$60,151	$81,886
Office, vehicles and other	$13,403	$16,280	$7,207	$10,043

At December 31, 2006, 18 of the 38 operating aircraft of the Company were leased, of which three were capital leases and fifteen were operating leases with initial lease term expiration dates ranging from 2010 to 2025, with an average lease term of 13.1 years as of December 31, 2006. Sublease income for the leased aircraft included as a reduction to lease expense was $1.5 million and $0.3 million for the years ended December 31, 2006 and 2005, $4.4 million for the period July 28 through December 31, 2004 and $5.8 million for the period January 1, through July 27, 2004.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the minimum annual rental commitments as of the periods indicated under capital leases and non-cancelable aircraft, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of December 31, 2006:

		Aircraft	Other	Less:
	Capital	Operating	Operating	Sub-Lease	Net
	Leases	Leases	Leases	Income	Leases

Years Ending December 31,
2007	$9,000	$128,052	$5,425	$(6,240)	$136,237
2008	9,000	143,277	4,863	(6,240)	150,900
2009	7,500	145,499	4,688	(5,430)	152,257
2010	—	143,008	4,301	—	147,309
2011	—	141,269	3,730	—	144,999
Thereafter	—	1,609,814	1,546	—	1,611,360

Total minimum lease payments	25,500	$2,310,919	$24,553	$(17,910)	$2,343,062

Less: amounts representing interest	(2,273)

Present value of future minimum capital lease payments	$23,227

Amortization of net gains on sale-leaseback transactions recorded for the periods January 1, 2004 through July 27, 2004 was $4.3 million. These gains had been deferred and had been amortized over the term of the operating leases. Such amounts were eliminated at July 27, 2004 as part of the recording of assets and liabilities to fair value as required by fresh-start accounting.

The weighted average effective interest rates on the capitalized leases for aircraft tail numbers N508MC, N516MC and N920FT were 6.71% and 7.16% at December 31, 2006 and 2005, respectively. The rates were reset to fair value on the Effective Date due to fresh-start accounting.

In addition to the above commitments, the Company leases engines under short-term lease agreements on an as needed basis.

Certain leases described above contain renewal options and escalations.

8.	Related Party Transactions

The Company was party to two separate consulting agreements with Joseph J. Steuert, a former director of the Company. Pursuant to such consulting agreements, the former director agreed to provide the Company with consulting services in connection with the restructuring of its financial obligations. The Company incurred consulting fees and expenses to this former director of $0.8 million for the period January 1 through July 27, 2004. The agreement was rejected in Chapter 11 Cases and the Company is no longer subject to the agreement or the agreements’ automatic renewal.

Another former director of the Company, Stephen A. Greene, is a partner in a law firm, Cahill Gordon & Reindel LLP which previously acted as outside counsel to the Company. The Company paid legal fees and expenses to this law firm of $0.7 million and $1.2 million for the years ended December 31, 2006 and 2005, respectively, $3.0 million for the period July 28 through December 31, 2004 and $1.9 million for the period January 1 through July 27, 2004.

On the Effective Date, the Company elected a new Board. The new Board includes James S. Gilmore III, a non-employee director of the Company, who is a partner at the law firm of Kelley Drye & Warren LLP, previously outside counsel to the Company, and Robert F. Agnew, also a non-employee director of the

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company, who is an executive officer of Morten Beyer & Agnew, a consulting firm with which the Company previously transacted business. The Company paid legal fees to the firm of Kelley Drye & Warren LLP of $0.6 million and $4.5 million for the years ended December 31, 2006 and 2005, respectively, $2.7 million for the period July 28 through December 31, 2004 and $1.2 million for the period January 1 through July 27, 2004, and fees and expenses to Morten Beyer & Agnew of zero and $0.2 million for the years ended December 31, 2006 and 2005, respectively, and $0.1 million for the period July 28 through December 31, 2004. Neither Mr. Gilmore nor Mr. Agnew served on the Audit and Governance Committee (now known as the Audit Committee) during 2005. Since June 25, 2006, Mr. Agnew has served as Chairman of the Audit Committee. The Company incurred directors’ fees and stock compensation relating to these two directors in the combined amount of $0.9 million and $0.6 million for the years ended December 31, 2006 and 2005, respectively, and $0.1 million for the period July 28 through December 31, 2004.

The Company dry leased three owned aircraft as of December 31, 2006 and 2005 to a company in which we own a minority investment. The investment is accounted for under the equity method. The leases have terms that mature at various dates through July 2007 and contain options for renewal by the lessee. The minimum future rentals at the December 31, 2006, on these leases through July 2007 are $26.1 million. The carrying value of these aircraft as of December 31, 2006 was $171.9 million and the accumulated depreciation as of December 31, 2006 was $12.8 million. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for these aircraft was $45.4 million and $44.8 million for the years ended December 31, 2006 and 2005, $19.0 million for the period July 28 through December 31, 2004 and $24.8 million for the period January 1 through July 27, 2004 and the revenue is included in other revenue in the accompanying statement of operations.

9.	Income Taxes

The Company accounts for income taxes according to the provisions of SFAS No. 109, Accounting for Income Taxes. The significant components of the provision for income taxes are as follows:

	Successor			Predecessor
			For the Period	For the Period
	For the	For the	July 28, 2004	January 1, 2004
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	July 27,
	2006	2005	2004	2004

Current:
Federal	$5,617	$1,018	$336	$9,368
State and local	1,501	711	262	1,116
Foreign	167	6	—	—

Total current expense	7,285	1,735	598	10,484

Deferred:
Federal	25,332	44,706	16,087	—
State and local	1,403	3,275	1,419	—
Foreign	—	186	—	—

Total deferred expense	26,735	48,167	17,506	—

Total income tax expense	$34,020	$49,902	$18,104	$10,484

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of differences between the U.S. federal statutory income tax rate and the effective income tax rates for the periods as defined below is as follows:

	Successor			Predecessor
			For the Period	For the Period
	For the	For the	July 28, 2004	January 1, 2004
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	July 27,
	2006	2005	2004	2004

U.S. federal statutory tax expense rate	35.0%	35.0%	35.0%	35.0%
State and local taxes based on income, net of federal benefit	2.0%	2.2%	2.8%	7.4%
Change in valuation allowance	—	—	—	(116.3)%
Book expenses not deductible for tax purposes	1.0%	1.7%	2.2%	2.4%
Income tax reserves	(2.0)%	—	—	24.0%
Reorganization items	0.1%	0.5%	3.5%	74.4%
Other	0.2%	0.9%	0.9%	0.2%

Effective tax rate	36.3%	40.3%	44.4%	27.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets /(liabilities) as of December 31, are as follows:

	2006	2005

Deferred tax assets:
Net operating loss carry forwards and AMT credits	$112,158	$74,760
Aircraft leases	33,373	29,383
Reserves on accounts receivable and inventory	670	1,812
Maintenance	6,564	6,849
Accrued expenses and liabilities	6,096	8,615
Equity-based compensation	1,490	—
Other	4,901	4,651

Total deferred tax assets	165,252	126,070
Less: Valuation allowance	(31,670)	(16,921)

Net deferred tax assets	133,582	109,149

Deferred tax liabilities:
Fixed assets	(126,056)	(104,774)
Intangible assets	—	(2,551)
Fresh-start adjustments to indebtedness	(661)	(6,056)
Equity investments	(2,647)	(4,214)

Total deferred tax liabilities	(129,364)	(117,595)

Net deferred tax assets (liabilities)	$4,218	$(8,446)

In accordance with SOP 90-7, subsequent to emergence from Chapter 11, any benefit realized from either an increase to pre-emergence deferred income tax assets or a reduction of pre-emergence valuation allowance generally shall be recorded as a decrease first to intangible assets and then to paid-in-capital, not as income to

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company. During the year ended December 31, 2006, the Company increased deferred tax assets, net of any corresponding effects to the valuation allowance, by approximately $12.2 million as a result of settling a federal income tax examination, which increase was recorded to paid-in-capital. In addition, the Company released approximately $17.7 million and $33.8 million of valuation allowance during the years ended December 31, 2006 and 2005, respectively. As a result of the release of the valuation allowance in 2006, the Company reduced its intangible assets by $4.9 million, which eliminated the intangible assets, with the remainder release recorded to paid-in-capital. Accordingly, the deferred tax liabilities with respect to the Company’s intangible assets have also been eliminated by crediting paid-in-capital.

In connection with the reorganization, the Company realized income from the cancellation of certain indebtedness. This income was not taxable pursuant to Section 108 of the Internal Revenue Code of 1986 (the “Code”). However, the Company elected to reduce net operating loss carryovers (“NOLs”) as of January 1, 2005. Accordingly, deferred tax assets with respect to those NOLs were also reduced.

As of December 31, 2006, the Company has federal tax NOLs of approximately $318 million, which will expire from 2021 to 2024. The reorganization of the Company on the date of its emergence from bankruptcy constituted an ownership change under Section 382 of the Code. Accordingly, the use of the Company’s NOLs generated prior to the ownership change is subject to an overall annual limitation. Certain tax attributes, including NOLs, reflected on our federal income tax returns as filed differ significantly from those reflected in the Financial Statements. Such attributes are subject to current and future IRS audits.

The Company’s management assesses whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of December 31, 2006, management believes that it is not more likely than not that approximately $31.7 million of deferred tax assets will be realized, and therefore, a valuation allowance in that amount has been provided.

During the third quarter of 2006, the Company reached a final settlement of a federal income tax examination for the year ended December 31, 2001. The settlement did not require any payment of cash income taxes, interest, or penalties. The Company recorded additional NOLs of approximately $127.5 million based on the settlement. These NOLs resulted in the recognition of a deferred tax asset of $44.6 million, which asset was partially offset by a valuation allowance of $32.4 million. Therefore, additional net deferred tax assets after the valuation allowance of $12.2 million were recorded. In addition, as a result of the settlement, the Company reduced its income tax reserves by approximately $20.1 million relating to the years 2001 through 2003. The Company had recorded approximately $18.1 million of the reserves prior to its emergence from bankruptcy. In accordance with SOP 90-7, the Company released $10.2 million of the pre-emergence reserves to intangible assets and $7.9 million of pre-emergence reserves to paid-in capital. The remainder of the reserves of approximately $2.0 million was recorded subsequent to the Company’s emergence from bankruptcy and was applied as a reduction of income tax expense.

10.	Financial Instruments and Risk Management

The Company maintains cash and cash equivalents with various high-quality financial institutions. The carrying value for cash and cash equivalents, restricted funds held in trust, trade receivables and payables approximates their fair value.

The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt which is not actively traded, fair values were estimated by reference to the discount related to the traded debt with consideration given to the fair value of the underlying collateral.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, the fair values of the Company’s debt instruments were as follows:

	2006		2005
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

Aircraft Credit Facility	$—	$—	$37,287	$33,224
AFL III Credit Facility	—	—	126,192	113,543
2000 EETCs	81,678	67,320	73,825	68,319
1999 EETCs	159,252	124,677	142,398	127,854
1998 EETCs	222,710	186,141	208,879	190,552
Other	17,276	17,276	19,182	19,182

Airfreight operators are inherently dependent upon fuel to operate and, therefore, are impacted by changes in jet fuel prices. The Company endeavors to purchase jet fuel at the lowest possible cost. In addition to physical purchases, the Company from time to time has utilized financial derivative instruments as hedges to decrease its exposure to jet fuel price volatility. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company began using hedge accounting in the fourth quarter of 2006. The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Under SFAS 133, all derivatives are recorded at fair value on the balance sheet. Those derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded within equity until the underlying jet fuel is consumed. The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting. Ineffectiveness, as defined, results when the change in the total fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase jet fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to “Other non-operating expenses” in the statement of operations. Likewise, if a hedge ceases to qualify for hedge accounting, those periodic changes in the fair value of derivative instruments are recorded to “Other non-operating expenses” in the statement of operations in the period of the change.

Ineffectiveness is inherent in hedging jet fuel with derivative transactions based in other refined petroleum products due to the differences in commodities. For example, using heating oil futures to hedge jet fuel will likely lead to some ineffectiveness. Ineffectiveness may also occur due to a slight difference in timing between the derivative delivery period and the Company’s irregular uplift of jet fuel. Due to the volatility in markets for crude oil and related product and the daily uplift amounts, the Company is unable to predict precisely the amount of ineffectiveness each period. The Company will follow the SFAS 133 requirements and report any expected ineffectiveness. This may result in increased volatility in the Company’s results. On December 28, 2006, the Company entered into a fixed forward fuel purchase contract for use in 2007. We have committed to purchase 6.5 million gallons of jet fuel at an average cost of $2.05 per gallon for a total commitment of $13.3 million. The Company does not expect any ineffectiveness on this contract related to a commodity difference. This contract is a jet fuel purchase contract that expires in December 2007. As of December 31, 2006, the derivative liability value was $0.1 million.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Reporting

The Company has four reportable segments: ACMI, Scheduled Service, AMC Charter and Commercial Charter. All reportable segments are engaged in the business of transporting air cargo but have different operating and economic characteristics which are separately reviewed by the Company’s management. The Company evaluates performance and allocates resources to its segments based upon income (loss) before income taxes, excluding pre-petition and post-emergence costs and related professional fees, unallocated corporate and other items (“Fully Allocated Contribution” or “FAC”). Management views FAC as the best measure to analyze profitability and contribution to net income or loss of the Company’s individual segments. Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. For ACMI, management only allocates costs of operating aircraft based on the number of aircraft dedicated to ACMI customers. Under-utilized aircraft costs are allocated to segments based on Block Hours flown for Scheduled Service, AMC and Commercial Charter.

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

The Scheduled Service segment provides airport-to-airport scheduled air freight and available on-forwarding services primarily to freight forwarding customers. By transporting cargo in this way, the Company carries all of the commercial revenue risk (Yields and cargo loads) and bears all of the direct costs of operation, including fuel. Distribution costs include direct sales costs through the Company’s own sales force and through commissions paid to general sales agents. Commission rates typically range between 2.5% and 5% of commissionable revenue sold. Scheduled Service is seasonal, with peak demand coinciding with the retail holiday season, which traditionally begins in September and lasts through mid-December.

The AMC Charter segment provides full-planeload charter flights to the U.S. Military through the AMC. The AMC Charter business is similar to the Commercial Charter business in that the Company is responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel used during AMC flights is fixed by the military. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. The Company receives reimbursement from the AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed price; if the price of fuel paid by the Company is less than the fixed price, then the Company pays the difference to the AMC. The AMC buys capacity on a fixed basis annually and on an ad-hoc basis continuously. The Company competes for this business through a teaming arrangement devised for the allocation of AMC flying among competing carriers. At December 31, 2006, there were three groups of carriers (or teams) and several independent carriers that are not part of any other team that compete for the business. The Company is a member of a team led by FedEx Corporation (“FedEx”) and pays a commission to the FedEx team based upon the revenues the Company receives under such contracts. The formation of additional competing teaming arrangements, an increase by other air carriers in their commitment of aircraft to the Civil Reserve Air Fleet (“CRAF”) program, or the withdrawal of any of the current team members, especially FedEx, or a reduction of the number of planes pledged to the CRAF program by our team, could adversely affect the amount of AMC business awarded to the Company in the future.

The Commercial Charter segment provides full-planeload airfreight capacity on one or multiple flights to freight forwarders, airlines and other air cargo customers. Charters are typically paid in advance and as with Scheduled Service, the Company bears the direct operating costs (except as otherwise defined in the charter contracts).

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All other revenue includes dry lease income and other incidental revenue not allocated to any of the four segments described above.

The following table sets forth revenues, FAC for the Company’s four reportable business segments reconciled to operating income (loss) and income before income taxes as required by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information :

	Successor			Predecessor
			For the Period	For the Period
	For the	For the	July 28, 2004	January 1, 2004
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	July 27,
	2006	2005	2004	2004

Revenues:
ACMI	$407,046	$466,018	$182,322	$194,332
Scheduled Service	610,783	555,814	296,823	343,605
AMC Charter	326,773	440,642	126,235	156,260
Commercial Charter	82,808	107,840	53,325	15,812
All other	48,920	47,583	20,589	25,358

Total operating revenues	1,476,330	1,617,897	679,294	735,367

FAC:
ACMI	51,757	31,233	14,929	(6,191)
Scheduled Service	2,341	1,986	(2,662)	(60,773)
AMC Charter	30,130	56,416	17,530	13,555
Commercial Charter	(844)	16,457	9,807	(3,531)

Total FAC	83,384	106,092	39,604	(56,940)
Add back (subtract):
Unallocated corporate	13,250	13,557	5,316	(7,404)
Gain on disposal of aircraft	10,038	7,820	—	—
Pre-petition and post-emergence costs and related professional fees	(353)	(3,706)	(4,106)	(9,439)
Interest income	(12,780)	(6,828)	(917)	(572)
Interest expense	60,298	74,512	30,582	50,222
Capitalized interest	(726)	(123)	—	—
Other, net	(811)	1,976	(3,504)	1,434

Operating income (loss)	152,300	193,300	66,975	(22,699)
(Add back) subtract:
Interest income	(12,780)	(6,828)	(917)	(572)
Interest expense	60,298	74,512	30,582	50,222
Capitalized interest	(726)	(123)	—	—
Loss on early extinguishment of debt	12,518	—	—	—
Other, net	(811)	1,976	(3,504)	1,434
Reorganization items, net	—	—	—	(112,513)

Income before income taxes	$93,801	$123,763	$40,814	$38,730

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor			Predecessor
			For the Period	For the Period
	For the	For the	July 28, 2004	January 1, 2004
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	July 27,
	2006	2005	2004	2004

Scheduled Service revenue by geographic region:
Asia	$352,384	$338,179	$164,607	$160,448
North America	84,350	58,272	41,817	63,401
Europe	69,659	63,360	45,764	63,522
Japan	58,839	58,600	29,025	34,526
South America	45,551	37,403	15,610	21,708

Total Scheduled Service revenue	$610,783	$555,814	$296,823	$343,605

Depreciation and amortization expense:
ACMI	$15,833	$20,594	$11,055	$12,647
Scheduled Service	10,385	9,112	6,730	11,233
AMC Charter	10,286	12,661	4,539	6,534
Commercial Charter	2,413	2,243	1,558	730
Unallocated	3,424	1,726	1,575	2,366

Total depreciation and amortization	$42,341	$46,336	$25,457	$33,510

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

12.	Commitments and Contingencies

Aircraft Conversions and Purchase Commitments

On May 12, 2005, the Company entered into a slot conversion agreement with Israel Aircraft Industries Ltd. and PSF Conversions LLP (“IAI”) pursuant to which the Company had the option to convert four Boeing 747-400 passenger aircraft to Boeing 747-400 special freighter (“747-400SF”) configuration during the period from late 2007 to mid 2009 and an option covering the modification of up to nine additional Boeing 747-400 passenger aircraft to 747-400SF aircraft during the period from 2009 to 2011. At December 31, 2005, the Company had a balance of $2.5 million of capitalized option costs, including capitalized interest of $0.1 million, which was included in Property and equipment, net in the consolidated balance sheets.

During 2006, the Company made additional deposits on the slot conversions bringing the total to $6.1 million including capitalized interest. On July 31, 2006, the Company sent IAI a notice of termination of the slot conversion agreement. The Company has entered into an agreement with IAI to receive a refund for $2.5 million and a $1.7 million credit against future maintenance activities of which $1.4 million is included in prepaid expenses and other current assets as of December 31, 2006.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 8, 2006, Atlas and The Boeing Company (“Boeing”) entered into a purchase agreement (the “Agreement”) providing for the purchase by Atlas of 12 Boeing 747-8F freighter aircraft. The Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 aircraft expected to be in service by the end of 2011. In addition, the Agreement provides Atlas with rights to purchase up to an additional 14 Boeing aircraft, of which one is being held under option. Committed expenditures under this Agreement, including agreements for spare engines and related flight equipment, including estimated amounts for contractual price escalations, pre-delivery deposits and required option payments, will be $32.2 million in 2007, $246.7 million in 2008, $184.1 million in 2009, $987.2 million in 2010 and $696.7 million in 2011.

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

Financings and Guarantees

The Company’s loan agreements and other LIBOR-based financing transactions (including certain leveraged aircraft leases) generally obligate the Company to reimburse the applicable lender for increased incremental costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (ii) any tax, duty, or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, the Company’s loan agreements and other financing arrangements typically contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.

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

Restricted Cash and Letters of Credit

The Company had $4.6 million and $0.9 million of restricted cash either pledged under standby letters of credit related to collateral or for certain deposits required in the normal course for items, including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits and insurance at December 31, 2006 and 2005, respectively. These amounts are included in Deposits and other assets in the consolidated balance sheets.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Labor

The Air Line Pilots Association (“ALPA”) represents all of the Company’s U.S. pilots at both Atlas and Polar. Collectively, these employees represent approximately 51% of the Company’s workforce as of December 31, 2006. Polar’s collective bargaining agreement with ALPA becomes amendable in April 2007 and the Atlas collective bargaining agreement became amendable in February 2006. The Company is subject to risks of work interruption or stoppage and may incur additional administrative expenses associated with union representation of its employees.

In November 2004, in order to increase efficiency and assist in controlling certain costs, we initiated steps to combine the U.S. crewmember bargaining units of Atlas and Polar. These actions are in accordance with the terms and conditions of Atlas and Polar’s collective bargaining agreements, which provide for a seniority integration process and the negotiation of a single collective bargaining agreement. ALPA has set a “Policy Initiation Date” (PID”) triggering the provisions of its merger policy. ALPA and the Company are currently in discussions regarding a “Merger Protocol Letter of Agreement” addressing the negotiations for a single collective bargaining agreement that will cover the integrated crew forces. If these discussions are not successful there is no guarantee that they will ultimately agree to complete the merger. If ALPA does not agree to complete the merger, the Company has the right to file a grievance to compel, but there is no guarantee that an arbitrator will uphold the Company’s position. Additionally, if the parties do enter into negotiations for a single collective bargaining agreement, in the event that we are unsuccessful in reaching a comprehensive final agreement, any unresolved issues will be submitted to binding arbitration. While we cannot assure you as to the outcome of such arbitration, an adverse decision by the arbitrator could materially increase our crew costs. We may not be able to quickly or fully recover these increased costs in our rates, which could have a material adverse effect on our business, results of operations and financial condition.

Legal Proceedings

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

The Company has presented defenses in each case to the customs authority in Campinas, Brazil. With respect to the $10.0 million claim, the Company’s defense was denied at the first level of the administrative process. On June 28, 2006, the Company filed its appeal of the administrative decision with the Council of Contributors. As required by local law, the appeal was accompanied by a judicial deposit of approximately 30% of the claimed amount. If the appeal is denied by the Council of Contributors, the Company intends to pursue further appeals in the Brazilian federal courts. With respect to the $7.9 million claim, the customs authority has yet to rule on the Company’s defense.

In both cases, the Company believes that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods missing, among other things. Furthermore, the Company will seek appropriate indemnity from the shipper in each claim as necessary.

The Company is currently defending other Brazilian customs claims. The Company believes that the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect the Company’s financial condition, results of operations and liquidity.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the DOJ Investigation, AAWW, Polar and a number of other cargo carriers have been named co-defendants in a number of class action suits filed in multiple jurisdictions of the U.S. Federal District Court, which suits have now been consolidated for pre-trial purposes. The consolidated complaint universally alleges, among other things, that the defendants, including AAWW and Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges. It seeks treble damages and injunctive relief. The suit has been transferred or are awaiting transfer to the United States District Court for the Eastern District of New York. The Company has notified its directors and officers’ insurance carrier of the lawsuit and has engaged outside counsel. Also, the Company has contacted counsel for the other named defendants with respect to conducting a joint defense in an effort to limit defense costs where possible. Further, the Company, Polar and a number of other cargo carriers have been named as defendants in civil class action suits in Ontario and British Columbia, Canada that are substantially similar to the class action suits in the United States.

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

Further, Polar has received a request for information relating to its European routes, turnover, and fuel surcharges from the Competition Section of the European Commission, which is looking into freight pricing and surcharge issues in the European market. Polar has submitted the requested information to the European Commission. There has been no complaint or demand from the Commission.

Stockholder Derivative Actions

On October 25, 2002 and November 12, 2002, stockholders of Holdings filed two separate derivative actions on behalf of Holdings against various former officers and former members of Holdings’ Board in the Supreme Court of New York, Westchester County. Both derivative actions charged that members of the Board violated: (1) their fiduciary duties of loyalty and good faith, (2) generally accepted accounting principles and (3) the Company’s then Audit Committee Charter by failing to implement and maintain an adequate internal accounting control system. Furthermore, the actions alleged that a certain named former director breached her fiduciary duties of loyalty and good faith by using material non-public information to sell shares of the Company’s Old Common Stock at artificially inflated prices. The complaints sought unspecified compensatory damages and other relief against the individual defendants. On February 3, 2004, Holdings provided notice of its January 30, 2004 bankruptcy filing to the court hearing the consolidated action. Because these derivative actions are property of the Company’s estate at the time of filing bankruptcy, all proceedings were stayed during the bankruptcy case. Under the Plan of Reorganization, Holdings became the holder of these claims and will decide whether to pursue some or all of the derivative claims against former officers and directors. The Company expects to discontinue the derivative actions following settlement of the securities class actions complaints and the adversary action against Genesis Insurance Company, each of which are described below.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Class Action Complaints

Seven putative class action complaints had been filed against Holdings and several of its former officers and former directors in the United States District Court for the Southern District of New York. The seven class actions were filed on behalf of purchasers of the Company’s publicly traded Old Common Stock during the period April 18, 2000 through October 15, 2002. These class actions alleged, among other things, that during the time period asserted, Holdings and the individual defendants knowingly issued materially false and misleading statements to the market in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The class actions included claims under the Securities Act of 1933 on behalf of purchasers of Old Common Stock issued by Holdings in a September 2000 secondary public offering pursuant to, or traceable to, a prospectus supplement dated September 14, 2000 and filed with the SEC on September 18, 2000 (the “September Secondary Offering”). The complaints sought unspecified compensatory damages and other relief. On May 19, 2003, these seven class actions were consolidated into one proceeding. A lead plaintiff and a lead counsel were appointed by that court.

Plaintiffs filed a single consolidated amended class action complaint in August 2003. Before any response thereto was made by any defendant, plaintiffs filed a second consolidated amended class action complaint in October 2003. The second consolidated amended class action complaint in October 2003 superseded and replaced all prior complaints and alleged: (i) violation of Sections 10(b) and 20(a) of the Exchange Act against Holdings and six of its current or former officers or directors on behalf of all persons who purchased or otherwise acquired the Old Common Stock of Holdings between April 18, 2000 and October 15, 2002, inclusive and (ii) violation of Sections 11 and 15 of the Securities Act against Holdings, four of its former officers or directors and Morgan Stanley Dean Witter on behalf of all persons who purchased or otherwise acquired Atlas’ Old Common Stock issued in the September Secondary Offering. Each defendant moved to dismiss the second consolidated amended class action complaint in December, 2003. On February 3, 2004, Holdings notified the court hearing the consolidated action of the Company’s Bankruptcy Petition Date filing staying the litigation against Holdings.

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

Discussions to settle the class action complaints have recommenced, and a settlement approval motion is expected to be filed in the first half of this year. If approved, these actions will be dismissed.

SEC Investigation

On October 17, 2002, the SEC commenced an investigation arising out of the Company’s October 16, 2002 announcement that it would restate its 2000 and 2001 financial statements. In October 2002, the Company’s Board appointed a special committee which in turn retained an outside law firm for the purpose of performing an internal review concerning the restatement issues and assisting Holdings in its cooperation with the SEC investigation. A Formal Order of Investigation was subsequently issued authorizing the SEC to take evidence in connection with its investigation. The SEC has served several subpoenas on Holdings that require the production of documents and witness testimony, and the Company has been fully cooperating with the SEC throughout the investigation.

On October 28, 2004, the SEC issued a Wells Notice to Holdings indicating that the SEC staff is considering recommending to the SEC that it bring a civil action against Holdings alleging that it violated certain financial reporting provisions of the federal securities laws from 1999 to 2002. The Company is currently engaged in discussions with the SEC concerning this matter, while such discussions are ongoing, the

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company will continue to cooperate fully with the SEC in respect of its investigation of the Company. The Company expects that its ultimate exposure in this matter will not materially affect its financial condition, results of operations or liquidity. Several proofs of claim filed by the SEC in connection with the Company’s Chapter 11 bankruptcy proceedings have been withdrawn.

Adversary Action Against Genesis Insurance Company

On July 22, 2004, the Company and certain former officers and directors commenced an adversary proceeding in the Bankruptcy Court against Genesis Insurance Company (“Genesis”), which was the Company’s directors’ and officers’ insurance carrier until October 2002. The complaint filed in that action addresses various coverage disputes between Genesis and the plaintiffs with respect to the SEC investigation and the class action stockholder litigation described above. While the case remains pending, the parties continue to have ongoing discussions in an attempt to settle this matter. Final terms of a settlement agreement are expected to be reached in the first half of 2007 and then submitted to the bankruptcy court for approval.

Southern Lawsuit

On September 29, 2006, the Company settled all of its previously disclosed litigation with respect to Southern Air, Inc. (“Southern”). As part of the settlement, Southern released all claims asserted or which could have been asserted against the Company, and the Miami Dade County Circuit Court entered an order, which dismissed all claims brought against the Company with prejudice on the merits. In addition, by virtue of this dismissal, the Company obtained an order from the Bankruptcy Court expunging all claims of Southern Air, Inc. in the Company’s Chapter 11 bankruptcy proceedings.

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

In December 2005, Atlas filed a motion with the EU Trademark Division seeking cancellation of the Atlas Transport trademark registration on the grounds that Atlas had prior rights. Atlas also sought a stay of proceedings involving the Atlas trademark application pending a ruling on the motion to cancel the Atlas Transport registration. The EU Trademark Division has granted the Company’s motion for a stay, and briefing issues have been completed in the cancellation proceeding. The Company is awaiting the EU Trademark Division’s decision in respect of this matter.

Bankruptcy Proofs of Claim

Since the Company’s emergence from bankruptcy in July of 2004, the Company has devoted significant effort to reconcile claims to determine the validity, extent, priority and amount of asserted claims against the debtors’ bankruptcy estates. To further this process, the Company has filed several objections to general

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unsecured claims and to cure claims, including the objection to the claims made by the Internal Revenue Service (the “IRS”), which is described below.

Total Claims

As of December 31, 2006, the Company has reviewed over 3,050 scheduled and filed claims aggregating approximately $7.7 billion, with a maximum of $675.0 million of claims that could potentially be allowed. Approximately $667.3 million of claims have been allowed as of December 31, 2006, including $13.0 million of cure claims and $6.0 million of other secured and priority claims. Claims of $7.7 million remain unresolved; however, the amount of unresolved claims continues to be reduced by virtue of the ongoing claims reconciliation process.

Atlas General Unsecured Claims

As of December 31, 2006, the Company has made pro rata distributions of 16,581,658 of the 17,202,666 shares of common stock allocated to holders of allowed general unsecured claims against Holdings, Atlas, Airline Acquisition Corp. I and Atlas Worldwide Aviation Logistics, Inc., based on the allowed claims through October 1, 2006. General unsecured claims of approximately $2.6 billion were filed against these entities. As of December 31, 2006, claims of $607.0 million have been allowed, claims of $7.7 million remain disputed, and the balance of claims have been withdrawn or disallowed; however, the amount of unresolved claims continues to be reduced by virtue of the ongoing claims reconciliation process.

On January 12, 2007, the Company distributed 406,464 shares of common stock pursuant to the claims process. As of that date, there were 214,544 shares of common stock to be distributed to claims holders. Such remaining shares of common stock will be distributed to general unsecured claims holders on a periodic basis.

Polar General Unsecured Claims

The Company has paid cash equal to sixty cents on the dollar for allowed unsecured claims against Polar. General unsecured claims of approximately $407.2 million were filed against Polar. As of December 31, 2006 all unsecured claims have been resolved. The total of allowed unsecured claims was $41.2 million. There are no unresolved claims as of December 31, 2006. As a result, Holdings has terminated the trust from which allowed unsecured claims against Polar were paid.

Administrative Claims

IRS Claim

As part of an ongoing audit and in conjunction with the claims process from the Company’s bankruptcy, the IRS submitted proofs of claim with the bankruptcy court for alleged income tax, employee withholding tax, Federal Unemployment Tax Act (“FUTA”) and excise tax obligations, including penalties and interest. On July 20, 2006, the Bankruptcy Court confirmed an “Order to Allow IRS Employment Tax Claims.” The IRS amended its proofs of claim against Atlas and Polar for employee withholding tax and FUTA tax, reducing the asserted liability to approximately $4.6 million of priority unsecured claims pursuant to an agreement reached with the Company. The Company paid the IRS claim on July 24, 2006 and the Company reversed $5.4 million in excess reserves to income in the second quarter of 2006. The Company reached a final settlement of an income tax examination during September 2006. The settlement did not require any payment of cash income taxes, interest or penalties. As a result of this settlement, the Company reduced its income tax reserves by approximately $20.1 million relating to the years 2001 through 2003. The Company released approximately $18.1 million of the reserves as a reduction of $10.2 million to intangible assets and $7.9 million to additional paid-in capital. These reserves were recorded prior to the Company’s emergence from bankruptcy and were released in accordance with the AICPA SOP 90-7, Financial Reporting by Entities

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Reorganization Under the Bankruptcy Code. The remainder of the reserves of approximately $2.0 million was recorded subsequent to the Company’s emergence from bankruptcy and was applied as a reduction to income tax expense.

In addition, based on the settlement, the Company determined that additional tax loss carryforwards of $127.5 million were available and accordingly recorded a deferred tax asset of $44.6 million. The Company also recorded an offsetting valuation allowance of $32.4 million against that deferred tax asset, resulting in a net deferred tax asset of $12.2 million being reflected from the settlement with a related credit to additional paid in capital.

Other Contingencies

In May 2006, as part of the Company’s ongoing review of internal processes and procedures, Polar identified and notified HM Revenue and Customs (“HMRC”) in the United Kingdom that certain contractors, who were engaged to perform various services at Polar’s Prestwick, Scotland maintenance facility, may now be deemed employees under UK law. As a result, Polar may have been required to withhold taxes and other amounts on behalf of such persons. Polar has settled this matter with the HMRC and recorded a payroll tax accrual for its liability. The Company paid the payroll tax liability in March 2007.

The Company has certain other contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes that the ultimate disposition of such other contingencies is not expected to materially affect the Company’s financial condition, results of operations and liquidity.

13.	Stock-Based Compensation Plans

At December 31, 2006, the Company has a 2004 Long Term Incentive and Share Award Plan (the “2004 LTIP”) which provides for awards of up to approximately 2.8 million shares of AAWW’s common stock to employees in various forms. These include non-qualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. The compensation cost that has been charged against income for those plans was $7.2 million and $3.9 million for the years ended December 31, 2006 and 2005, respectively and was $1.5 million for the period July 28 through December 31, 2004 and zero for the period January 1, 2004 through July 27, 2004. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $2.6 million and $1.6 million for the years ended December 31, 2006 and 2005, respectively and was $0.7 million for the period July 28 through December 31, 2004 and zero for the period January 1 through July 27, 2004.

Prior to January 1, 2006, the Company accounted for these awards under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-option based employee compensation cost recognized in the Consolidated Statement of Operations for the periods prior to January 1, 2006 related only to restricted stock awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, which under APB 25 was deemed to be non-compensatory. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Therefore, compensation expense recognized during the year ended December 31, 2006 includes compensation expense for all newly granted and unvested stock options as well as restricted shares and options that are expected to vest subsequent to January 1, 2006, and results for prior periods have not been restated. The Company recognizes compensation costs net of estimated forfeitures for graded vesting grants on a straight-line basis over the vesting period for each award. All grants contain accelerated vesting provisions in the event of a change in control and certain agreements contain acceleration provisions for dismissal that is not for cause.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2005, the FASB staff issued FASB Staff Position (“FSP”) No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R and reported in the Consolidated Statements of Cash Flows. The Company has evaluated available transition methodologies to calculate its pool of excess tax benefits. As a result of this evaluation, the Company has elected to apply the traditional methodology of FAS 123R rather than the alternative methodology of the FSP.

As a result of the adoption of SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 are $2.8 million lower and $1.8 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted income per share for the year ended December 31, 2006 are $0.09 lower, than if the Company had continued to account for share-based compensation under APB 25.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess cash tax benefit classified as a financing cash inflow for the year ended December 31, 2006 was $4.5 million.

The following table illustrates the effect on net income if the fair-value-based method per SFAS 123 had been applied to all outstanding awards for the periods presented:

	Successor		Predecessor
		For the Period	For the Period
	For the	July 28, 2004	January 1, 2004
	Year Ended	through	through
	December 31,	December 31,	July 27,
	2005	2004	2004

Net income, as reported	$73,861	$22,710	$28,246
Add: Restricted stock expense, net of tax	2,353	854	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,827)	(1,112)	(4,618)

Pro forma net income	$72,387	$22,452	$23,628

Basic income per share:
Basic — as reported	$3.64	$1.12	$0.74

Basic — pro forma	$3.57	$1.11	$0.62

Diluted income per share:
Diluted — as reported	$3.56	$1.11	$0.74

Diluted — pro forma	$3.50	$1.10	$0.62

While the fair-value-based method prescribed by SFAS 123R is similar to the fair-value-based method disclosed under the provisions of SFAS 123 in most respects, there are some differences. SFAS 123R requires the Company to estimate option and restricted stock forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. As a result, the Company records stock-based compensation expense only for those awards expected to vest. For periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of all option grants is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the vesting period or requisite service period, if shorter. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility through July 2006 was calculated based on the average of the historical volatility of a peer group of several similar entities, due to the limited trading history of the Company’s stock. Thereafter, we used the observed volatility of our own common stock. Historically, the average expected life was based on the vesting period of the option. Option grants on or after January 1, 2006 will have expected lives adjusted for the expected exercise behavior of option recipients. The risk-free interest rate is based on U.S. Treasury constant maturities (nominal) with a term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical termination behavior, as well as an analysis of actual option forfeitures. The assumptions used in the Black-Scholes-Merton option pricing model are as follows:

	Successor			Predecessor
			For the Period July 28,	For the Period
	For the Year Ended	For the Year Ended	2004 through	January 1, 2004
	December 31,	December 31,	December 31,	through July 27,
	2006	2005	2004	2004

Expected stock price volatility	26.1-37.4%	38.5%	38.5%	118.65%
Weighted — average volatility	31.9%	38.5%	38.5%	118.65%
Risk free interest rate	4.54-5.17%	4.01%	2.93%	3.01%
Expected life of options (years)	0.75-4.25	3.25-4.25	3.0	4.0
Expected annual dividend per share	None	None	None	None
Estimated annual forfeiture rate	5.0%	None	None	None

Non-qualified Stock Options

The portion of the 2004 LTIP applicable to employees is administered by the compensation committee (the “Compensation Committee”) of the board of directors of the Company (the “Board”), which also establishes the terms of the awards. Non-qualified stock options and restricted shares have been the only forms of awards under the 2004 LTIP granted by the Compensation Committee to date. A total of 715,067 shares of common stock remained available for future award grants (including restricted stock and stock options) to management and the Board as of December 31, 2006.

Non-qualified stock options granted under the 2004 LTIP vest over a three or four year period, which generally is the requisite service period, and expire seven to ten years from the date of grant. As of December 31, 2006, options to acquire a total of 1,097,079 shares of common stock have been granted to management under the 2004 LTIP. Non-qualified stock options may be granted at any price but, generally, are not granted with an exercise price less than the fair market value of the stock on the date of grant.

Included within the 2004 LTIP is a separate sub-plan (the “2004 Employee Plan”), which provides for awards of up to 495,303 shares of common stock to employees in the form of non-qualified options or incentive stock options. The portion of the 2004 Employee Plan applicable to employees is also administered by the Compensation Committee of the Board, which also establishes the terms of the awards. As of December 31, 2006, non-qualified stock options have been the only form of award granted by the Compensation Committee since the adoption of the 2004 Employee Plan.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-qualified stock options granted under the 2004 Employee Plan vest over a three year period, which generally is the requisite service period, and expire seven years from the date of grant. Options to acquire a total of 299,979 shares of common stock have been granted to employees under the 2004 Employee Plan. A total of 195,324 shares of common stock remained available for future award grants as of December 31, 2006.

A summary of the Company’s options as of December 31, 2006 and changes during the year then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Number of Options	Exercise Price	Contractual Term	Value
			(In years)	(In thousands)

Outstanding at December 31, 2005	1,102,122	$21.29
Granted	81,646	48.49
Exercised	(384,463)	20.43
Forfeited	(88,981)	21.05

Outstanding at December 31, 2006	710,324	$24.91	6.7	$14,244

Expected to Vest at December 31, 2006	674,808	$24.91	6.7	$13,532

Exercisable at December 31, 2006	175,396	$19.17	5.4	$4,443

The weighted average grant-date fair value of options granted during the years ended December 31, 2006 and 2005 and for the period July 28, 2004 through December 31, 2004 was $17.85, $8.53 and $4.99, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $9.3 million and $2.6 million, respectively. The cash received from options exercised during the years ended December 31, 2006 and 2005 was $7.9 million and $2.0 million, respectively. There were no options exercised in 2004.

As of December 31, 2006, there was $3.3 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over the remaining weighted-average life of 1.1 years.

Restricted Share Awards

Restricted shares granted under the 2004 LTIP vest and are being expensed over three, four or five year periods which generally are the requisite service periods, as applicable. During the year ended December 31, 2006, the Company issued 33,323 restricted share awards to certain senior executives that only vest upon the Company’s average stock price trading above $62.50 for 20 consecutive trading days during a four year period. As of December 31, 2006, a total of 766,590 restricted shares have been granted under the 2004 LTIP. All shares were valued at their fair market value on the date of issuance. Deferred compensation in the amount of $6.0 million at December 31, 2005 was reclassified to Additional paid-in capital upon adoption of SFAS 123R. The compensation expense recognized for restricted share awards subsequent to adoption of SFAS 123R is net of estimated forfeitures. The effect of estimated forfeitures to unvested awards previously expensed prior to January 1, 2006 was immaterial. Unrecognized compensation cost as of December 31, 2006 is $5.3 million and will be recognized over the remaining weighted average life of 1.2 years.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s restricted shares as of December 31, 2006 and changes during the year then ended are presented below:

		Weighted-Average
	Number of	Grant-Date
Restricted Share Awards	Shares	Fair Value

Unvested at December 31, 2005	413,671	$18.74
Granted	107,990	46.66
Vested	(199,995)	18.28
Forfeited	(88,583)	18.91

Unvested at December 31, 2006	233,083	$32.00

The total fair value, on vesting date, of shares vested during the years ended December 31, 2006 and 2005 and for the period July 28, 2004 through December 31, 2004, was $8.6 million, $6.9 million and $0.2 million, respectively.

14.	Treasury Stock

The Company repurchased 54,833 and 66,569 shares of Common Stock from management at an average price of $41.35 and $33.90 per share during the years ended December 31, 2006 and 2005, respectively, and held the shares as treasury shares. The proceeds were to be used to pay the individual tax liabilities related to restricted shares that had previously vested

15.	Profit Sharing and Retirement Plans

Profit Sharing Plans

Those who have been employed by Atlas for at least twelve months as full-time employees are eligible to participate in a profit sharing plan, which was adopted in 1994 by Atlas (the “Profit Sharing Plan”). The Profit Sharing Plan provides for payments to eligible employees in semiannual distributions based on Atlas’ pretax profits. Beginning in 2002, the Profit Sharing Plan was revised to provide, among other things, that profit sharing would no longer have a guaranteed component, but will be based entirely upon the actual financial results of Atlas. As a result, no awards were accrued in 2004, given Atlas’ financial performance. During 2005, this Profit Sharing Plan was amended to allow only Atlas flight crewmembers, including both our ALPA represented crewmembers and our crewmembers employed by our Atlas Air Branch Office in Stansted, England to receive payments from the plan. At December 31, 2006 and 2005, the Company accrued $8.5 million and $8.0 million, respectively based upon Atlas’ financial performance.

During 2005, the Company adopted a new Incentive Compensation Plan for management employees. The plan provides for payments to eligible employees based upon Holdings’ consolidated pretax profits and individual performance goals. At December 31, 2006 and 2005, the Company has accrued $6.0 million and $7.6 million, respectively based upon Holdings’ financial performance and individual performance by eligible employees.

401(k) and 401(m) Plans

Participants in the Atlas’ retirement plan (the “Atlas Plan”) may contribute up to 60% of their annual compensation to their 401(k) plan on a pre-tax basis, subject to aggregate limits under the Code. Additionally, participants can contribute up to 100% of their eligible compensation to the 401(m) plan on an after-tax basis. The Company provides on behalf of participants of the Atlas Plan, who make elective compensation deferrals, a matching contribution at the rate of 50% of employee contributions up to 10% of participant pretax compensation. Employee contributions in the Atlas Plan are vested at all times and the Company’s matching

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions are subject to a three-year cliff vesting provision. The Company recognized compensation expense associated with the Atlas Plan matching contributions totaling $4.5 million and $3.9 million for the years ended December 31, 2006 and 2005, respectively, $1.3 million for the period July 28 through December 31, 2004 and $1.6 million for the period January 1, through July 27, 2004. Polar has two 401(k) plans, one for employees who are crewmembers and one for employees who are non-crewmembers (the “Polar Plans”). Participants in either Polar Plan may contribute up to 25% of their annual compensation for their 401(k) plan on a pre-tax basis, subject to aggregate limits under the Code. The Company provides on behalf of participants of the non-crewmember Polar Plan, who make elective compensation deferrals, a matching contribution at the rate of 50% of employee contributions up to 4% of participant pre-tax compensation. The Company provides on behalf of participants of the crewmember Polar Plan, who make elective compensation deferrals, a 100% matching contribution of up to 2% of participant pre-tax compensation. As a resolution to a labor strike by Polar crewmembers in September 2005, the crewmembers were given a matching contribution rate of 50% of employee contributions for up to 10% of participant pretax compensation, effective January 1, 2006. Employee contributions in the Polar Plans are vested at all times, and the Company’s matching contributions are subject to a five-year step vesting provision. The Company recognized compensation expense totaling $2.0 million and $0.9 million for the years ended December 31, 2006 and 2005, respectively, $0.3 million for the period July 28, through December 31, 2004 and $0.6 million for the period January 1 through July 27, 2004, in connection with its matching contribution to the Polar Plans.

16.	Income (Loss) Per Share and Number of Common Shares Outstanding

Basic income per share represents the income divided by the weighted average number of common shares outstanding during the measurement period. Diluted income per share represents the income divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common securities consist of 1.7 million stock options outstanding, for the period January 1 through July 27, 2004. The impact of these options would be anti-dilutive through July 27, 2004 due to either losses incurred during the period or out-of-the-money options and are not included in the diluted loss per share calculation.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculations of basic and diluted income per share for the periods described below are as follows:

	Successor			Predecessor
			For the Period	For the Period
	For the	For the	July 28, 2004	January 1, 2004
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	July 27,
	2006(1)	2005(1)	2004(1)	2004

Numerator:
Net income	$59,781	$73,861	$22,710	$28,246

Denominator for basic earnings per share	20,672	20,280	20,210	38,378
Effect of dilutive securities:
Stock options	285	247	82	— (a	)
Restricted stock	143	211	113	—

Denominator for diluted earnings per share	21,100	20,738	20,405	38,378

Basic income per share:
Net income	$2.89	$3.64	$1.12	$0.74

Diluted income per share:
Net income	$2.83	$3.56	$1.11	$0.74

(a)	Antidilutive

(1) The calculation of basic shares includes the shares to be issued under the Plan of Reorganization as if such shares were issued on July 27, 2004 (see Note 2). The calculation of diluted shares is calculated per SFAS No. 128, Earnings per Share and reflects the potential dilution that could occur from stock options and restricted shares using the treasury stock method.

17.	DHL Investment

On November 28, 2006, Polar Air Cargo Worldwide, Inc. (PACW), a Delaware corporation that is a wholly-owned direct subsidiary of AAWW and the holding company for Polar, entered into a stock purchase agreement (the “Purchase Agreement”) with DHL Network Operations (USA), Inc. (“DHL”), an Ohio corporation and a wholly-owned indirect subsidiary of Deutsche Post AG (“DP”), for DHL to acquire a 49% equity interest, representing a 25% voting interest, in PACW, in exchange for $150 million in cash to be paid to PACW, as further described below (the “Purchase Price”).

The Purchase Agreement also contemplates the parties entering into a blocked space agreement for a 20 year term (subject to early termination at five year intervals), whereby PACW, upon acquiring Polar’s air carrier authority and operating under the “Polar Air Cargo” brand, will provide guaranteed access to air cargo capacity on its Scheduled Service network to DHL through six Boeing 747-400 freighter aircraft (the “DHL Express Network Service”). DP will guarantee DHL’s or its affiliate’s obligations under various transaction agreements, including the blocked space agreement.

Under the Purchase Agreement, $75 million of the Purchase Price will be paid by DHL to PACW at closing, with the remaining $75 million being paid to PACW in two equal installments (plus interest) on January 15, 2008 and November 17, 2008, subject to acceleration based upon commencement of the DHL Express Network Service prior to October 31, 2008. In addition, DHL will make a payment to PACW of any positive net working capital balance of PACW as of closing. DP has executed a separate agreement

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guaranteeing certain indemnity and other payment and performance obligations of DHL under the Purchase Agreement and other related agreements. AAWW will enter into an indemnity agreement indemnifying DHL for and against certain obligations of PACW to DHL and will provide financial support for the operation of PACW until the DHL Express Network Service commences.

At the closing of the transactions contemplated by the Purchase Agreement, PACW also will enter into a number of commercial arrangements with Atlas. Under these arrangements, it is contemplated that PACW, among other things, will lease six Boeing 747-400 aircraft and Holdings entities will provide to PACW maintenance, insurance and other related services.

The Purchase Agreement also provides DHL with the right to request that PACW accelerate commencement of the DHL Express Network Service, and PACW has agreed to take all commercially reasonable steps to facilitate such commencement. PACW will continue to operate its regular Scheduled Service business until such commencement, which is to occur no later than October 31, 2008.

The closing, which is expected to occur in the second quarter of 2007, will be contingent upon receipt of regulatory and other third party approvals, including that of the U.S. Department of Transportation the Federal Aviation Administration and certain foreign aviation authoritied.

18.	Subsequent Events (unaudited)

In January 2007, the Company entered into additional fixed forward jet fuel purchases for use in 2007. We have committed to purchase an additional 15.4 million gallons of jet fuel at an average cost of $1.95 per gallon for a total commitment of $30.1 million which combined with our other commitments represents approximately 17% of our projected 2007 Scheduled Service fuel uplift. The contracts are for monthly uplift at various stations and all expire in December 2007.

On March 1, 2007, the Company completed the sale of aircraft tail number N536MC for $6.0 million.

19.	Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2006 and 2005 quarterly results:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006*
Total Operating Revenues	$332,150	$366,420	$361,072	$416,688
Operating income	7,104	30,570	32,865	81,761
Net income (loss)	$(3,699)	$10,695	$7,082	$45,703
Income (loss) per share:
Basic	$(0.18)	$0.52	$0.34	$2.19

Diluted	$(0.18)	$0.51	$0.34	$2.16

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005**
Total Operating Revenues	$346,946	$395,185	$404,899	$470,867
Operating income	20,482	43,757	68,013	61,048
Net income	$675	$15,854	$29,863	$27,469
Income per share:
Basic	$0.03	$0.78	$1.47	$1.36

Diluted	$0.03	$0.77	$1.44	$1.32

*	Included in the second, third and fourth quarters of 2006 are gains of $2.8 million, $6.3 million and $0.9 million, respectively, related to the sale of aircraft tail numbers N921FT, N509MC, N534MC and N858FT (see Note 3). In the third quarter the Company incurred a $12.5 million loss on early extinguishment of debt (see Note 6) and a $2.0 million tax benefit from the settlement with the IRS (see Note 9).

**	Included in the third and fourth quarters of 2005, are gains of $7.5 and $0.4 million, respectively, related to the insurance settlement on aircraft tail number N808MC (see Note 4).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 21, 2007, the Company notified Ernst & Young LLP (“E & Y”) that it was dismissing E & Y as the Company’s principal independent accountants. E & Y had served in that role since April 2002. The dismissal will become effective upon E & Y’s completion of the audit of the Company’s financial statements as of and for the fiscal year ended December 31, 2006 and the issuance of E & Y’s report thereon.

The decision to change principal independent accountants was approved by the Audit Committee of the Company’s Board of Directors.

The audit reports of E & Y on the consolidated financial statements of the Company as of and for the years ended December 31, 2005 and December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2005, and the subsequent interim period through February 21, 2007, there were no disagreements with E & Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of E & Y would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

During the two fiscal years ended December 31, 2005, and the subsequent interim period through February 21, 2007, E & Y has advised the Company of “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)) related to the existence of certain material weaknesses in the Company’s internal controls over financial reporting that were communicated to the Company by E & Y in connection with its audit of the Company’s financial statements for the 2004 and 2005 fiscal years.

On March 1, 2007, the Company engaged PricewaterhouseCoopers LLP (“PwC”) as its new principal independent accountants. PwC’s appointment takes effect for the fiscal year ended December 31, 2007, and for all interim periods therein. During the Company’s 2005 and 2004 fiscal years, and the subsequent period through February 21, 2007, the Company did not consult with PwC regarding either:

(i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did PwC provide written or oral advice to the Company that PwC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii) any matter that was either the subject of a “disagreement” (as defined in Regulation S-K 304(a)(1)(iv) and the related instructions), or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our President and Chief Executive Officer (“Principal Executive Officer”) and our Senior Vice President and Chief Financial Officer (“Principal Financial Officer”), we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 in ensuring that information required to be disclosed by us in this report was accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the criteria established in Internal Control-Integrated Framework issued by COSO and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report on management’s assessment of internal control over financial reporting, which is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Atlas Air Worldwide Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Atlas Air Worldwide Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Atlas Air Worldwide Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Atlas Air Worldwide Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Atlas Air Worldwide Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Atlas Air Worldwide Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005 and for the period July 28, 2004 through December 31, 2004 (Successor) and the period January 1, 2004 through July 27, 2004 (Predecessor) of Atlas Air Worldwide Holdings, Inc. and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
March 12, 2007

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders scheduled to be held on May 23, 2007. Information concerning the executive officers is included in Part I, Item 4 of this report. We have adopted a code of conduct that applies to all of our employees, along with a Code of Ethics applicable to our Chief Executive Officer, Senior Financial Officers and members of the Board (the “Code of Ethics”). The Code of Ethics is monitored by our Audit Committee, and includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties. A copy of the Code of Ethics is available on our website at www.atlasair.com.

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders scheduled to be held on May 23, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders scheduled to be held on May 23, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders scheduled to be held on May 23, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders scheduled to be held on May 23, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1. Financial Statements:

Report of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets as of December 31, 2006 and 2005	50
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, for the periods July 28, 2004 through December 31, 2004 (Successor) and January 1, 2004 through July 27, 2004 (Predecessor)	51
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, for the periods July 28, 2004 through December 31, 2004 (Successor) and January 1, 2004 through July 27, 2004 (Predecessor)	52
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006 and 2005, for the periods July 28, 2004 through December 31, 2004 (Successor) and January 1, 2004 through July 27, 2004 (Predecessor)	53
Notes to Consolidated Financial Statements	54
2. Financial Statement Schedule:
Schedule II — Valuation of Qualifying Accounts	96

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere in the Financial Statements or Notes thereto.

3. Exhibits: (see accompanying Exhibit Index included after the signature page of this Report for a list of exhibits filed or furnished with or incorporated by reference in this Report).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2007.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)

By:	/s/ William J. Flynn
William J Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 14, 2007 on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

/s/ Eugene I. Davis Eugene I. Davis	Chairman of the Board

/s/ William J. Flynn William J. Flynn	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael L. Barna Michael L. Barna	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Gordon L. Hutchinson Gordon L. Hutchinson	Vice President and Controller (Principal Accounting Officer)

/s/ Robert F. Agnew Robert F. Agnew	Director

/s/ Timothy J. Bernlohr Timothy J. Bernlohr	Director

/s/ Keith E. Butler Keith E. Butler	Director

/s/ Jeffrey H. Erickson Jeffrey H. Erickson	Director

/s/ James S. Gilmore, III James S. Gilmore, III	Director

/s/ Carol B. Hallett Carol B. Hallett	Director

/s/ Frederick McCorkle Frederick McCorkle	Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
	(In thousands)

For the Year ended December 31, 2006
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$4,898	$(91)	$(329)	$(2,667	)(a)	$1,811

Total	$4,898	$(91)	$(329)	$(2,667	)(a)	$1,811

For the Year ended December 31, 2005
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$11,252	$(2,665)	$(165)	$(3,524	)(a)	$4,898

Total	$11,252	$(2,665)	$(165)	$(3,524	)(a)	$4,898

For the Period July 28 through December 31, 2004
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$11,226	$3,409	$16	$(3,399	)(a)	$11,252

Total	$11,226	$3,409	$16	$(3,399	)(a)	$11,252

For the Period January 1 through July 27, 2004
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$24,304	$(2,329)	$480	$(11,229	)(a)	$11,226
Allowance for excess and obsolete inventory(b)	1,357	1,802	—	(3,159)		—

Total	$25,661	$(527)	$480	$(14,388)		$11,226

(a)	Uncollectible accounts net of recoveries

(b)	As a result of fresh-start accounting, our inventory was reduced to net realizable value and as such the allowance for obsolete inventory is not required.

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(7)	Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. §§ 1129(a) and(b) and Fed. R. Bankr. P. 3020 Confirming the Final Modified Second Amended Joint Plan of Reorganization of Atlas Air Worldwide Holdings, Inc. and Its Affiliated Debtors and Debtors-in-Possession.
2	.2(7)	Second Amended Disclosure Statement Under 11 U.S.C. 1125 In Support of the Debtors’ Second Amended Joint Chapter 11 Plan.
3	.1(6)	Certificate of Incorporation of the Company.
3	.2(21)	Amended and Restated By-Laws of Atlas Air Worldwide Holdings, Inc. as of June 27, 2006.
4	.1.1(1)	Form of 8.707% Atlas Air Pass Through Certificates, Series 2000-1A (included in Exhibit 4.21).
4	.1.2(1)	Form of 9.057% Atlas Air Pass Through Certificates, Series 2000-1B (included in Exhibit 4.22).
4	.1.3(1)	Form of 9.702% Atlas Air Pass Through Certificates, Series 2000-1C (included in Exhibit 4.23).
4	.1.4(4)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-1.
4	.1.5(4)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-2.
4	.1.6(4)	6.88% Atlas Air Pass Through Certificate 1999-1A-2, Certificate No. A-2-1.
4	.1.7(4)	7.63% Atlas Air Pass Through Certificate 1999-1B-1, Certificate No. B-1.
4	.1.8(4)	8.77% Atlas Air Pass Through Certificate 1999-1C-1, Certificate No. C-1.
4	.1.9(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-0.
4	.1.10(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-S.
4	.1.11(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-0.
4	.1.12(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-S.
4	.1.13(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-0.
4	.1.14(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-S.
4	.1.15(4)	Pass Through Trust Agreement, dated as of April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc.
4	.1.16(4)	Trust Supplement No. 1999-1A-1, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.17(4)	Trust Supplement No. 1999-1A-2, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.18(4)	Trust Supplement No. 1999-1B, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.19(4)	Trust Supplement No. 1999-1C, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.20(1)	Pass Through Trust Agreement, dated as of January 28, 2000, between Wilmington Trust Company, as Trustee and Atlas Air, Inc.
4	.1.21(1)	Trust Supplement No. 2000-1A, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.
4	.1.22(1)	Trust Supplement No. 2000-1B, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.
4	.1.23(1)	Trust Supplement No. 2000-1C, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.
4	.1.24(3)	Note Purchase Agreement, dated as of February 9, 1998, among the Company, Wilmington Trust Company and First Security Bank, National Association (“Note Purchase Agreement 1998”).

Exhibit
Number		Description

4	.1.25(1)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1998).
4	.1.26(1)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1998).
4	.1.27(1)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1998).
4	.1.28(4)	Note Purchase Agreement, dated as of April 13, 1999, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 1999”).
4	.1.29(4)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1999).
4	.1.30(4)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1999).
4	.1.31 (4)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1999).
4	.1.32(1)	Note Purchase Agreement, dated as of January 28, 2000, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 2000”).
4	.1.33(1)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).
4	.1.34(1)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).
4	.1.35(1)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).
4	.1.36(4)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).
4	.1.37(4)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).
4	.1.38 (4)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).
4	.1.39(17)	Leased Aircraft Restructure Agreement with regard to Aircraft N491MC, dated July 27, 2004, by and among Atlas Air, Inc., Wells Fargo Bank Northwest, National Association as Owner Trustee, Wilmington Trust Company as Mortgagee, Class A Trustee and Subordination Agent, and DAF Investments, Ltd. as Owner Participant, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
4	.1.40(16)	1998 Class A Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A Trustee.
4	.1.41(16)	Amendment to 1999 Class A-1 Pass Through Trust Supplement, dated July 27, 2004, between Company and the Wilmington Trust Company as Class A-1 Trustee.
4	.1.42(16)	Amendment to 2000 Class A Pass Through Trust Supplement between the Company and Wilmington Trust Company as Class A Trustee dated July 27, 2004.

Exhibit
Number		Description

4	.1.43(17)	Trust Indenture and Mortgage Supplement No. 3, dated July 27, 2004, by and between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), Owner Trustee, and Wilmington Trust Company, Mortgagee, pertaining to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.1(20)	Retirement and General Release Agreement, dated January 29, 2006, between the Company and Jeffrey H. Erickson.
10	.2(5)	Agreement of Lease, dated November 9, 1999, between Texaco, Inc., Landlord, and the Company, Tenant, 2000 Westchester Avenue, White Plains, New York 10650.
10	.3(21)	Agreement, dated as of April 25, 2006, between Atlas Air Worldwide Holdings, Inc. and Herbert J. Lanese.
10	.4.1(17)	Lease Agreement, dated July 29, 1998, between First Security Bank, National Association and Atlas Air, Inc. with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.4.2(17)	Amendment No. 1 to Lease Agreement dated as of July 27, 2004 between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.5.1(17)	Fifth Amended and Restated Credit Agreement dated as of July 27, 2004 among Atlas Air, Inc. as Borrower, certain Lenders and Deutsche Bank Trust Company Americas as Administrative Agent (“Aircraft Credit Facility”).
10	.5.2(18)	Third Amendment to the Fifth Amended and Restated Credit Agreement dated as of November 17, 2005 relating to the Aircraft Credit Facility.
10	.6(20)	Employment Agreement, dated April 21, 2006, between Atlas Air, Inc. and William J. Flynn.
10	.7.1(17)	Lease, dated July 16, 2002, between Tuolomne River Aircraft Finance, Inc. as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.7.2(17)	Amendment Agreement, dated August 1, 2003, between Tuolumne River Aircraft Finance, Inc., as Lessor and Atlas Air, Inc. as Lessee in respect of Lease dated July 16, 2002 with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.8.1(17)	Lease, dated October 24, 2001, between Polaris Aircraft Finance, Inc., as Lessor and Polar Air Cargo, Inc. as Lessee with respect to Aircraft N920FT.
10	.8.2(17)	Amendment Agreement, dated August 1, 2003, between Polaris Aircraft Finance, Inc., as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease dated October 24, 2001 with respect to Aircraft N920FT.
10	.9.1(17)	Amendment Agreement, dated August 1, 2003, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.9.2(16)	Second Amendment Agreement, dated January 31, 2005, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.9.3(17)	Sublease, dated October 24, 2001, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.10.1(17)	Lease Agreement, dated July 24, 2002, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee with respect to Aircraft N454PA.

Exhibit
Number		Description

10	.10.2(17)	Amendment Agreement, dated August 1, 2003, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement dated July 24, 2002 with respect to Aircraft N454PA.
10	.10.3(17)	Second Amendment Agreement, dated January 31, 2005, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement, dated July 24, 2002, with respect to Aircraft N454PA.
10	.11(23)	Purchase Agreement No. 3134, dated as of September 8, 2006, between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)
10	.12.1(17)	Engine Maintenance Contract, dated April 30, 2004, between the Company and MTU Maintenance Hannover GmbH, with regard to CF6 80C2 Engines in the 1998 EETC Transaction together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.13(23)	Amended and Restated Employment Agreement, dated as September 19, 2006, between Atlas Air, Inc. and John W. Dietrich.
10	.14(21)	Atlas Air Worldwide Holdings, Inc. 2006 Annual Incentive Plan for Senior Executives.
10	.15.1(17)	Contract, dated October 1, 2004, between HQ AMC/A34TM and the Company.
10	.16.1(16)	Employment Agreement, dated as of April 1, 2005, between Atlas Air, Inc. and Jeffrey H. Erickson.
10	.17.1(16)	Employment Agreement, dated as of February 1, 2004, between the Company and T. Wakelee Smith, as amended June 15, 2004.
10	.17.2(13)	Amended and Restated Employment Agreement, dated as of July 22, 2005, between the Company and T. Wakelee Smith.
10	.17.3(19)	Resignation and General Release Agreement, dated October 20, 2005 between the Company and T. Wakelee Smith.
10	.18(16)	Employment Agreement, dated as of May 1, 2003, between Atlas Air, Inc. and Ronald A. Lane, as amended January 24, 2004 and as further amended April 20, 2004.
10	.19(16)	Employment Agreement, dated as of April 1, 2005, between Atlas Air, Inc. and John W. Dietrich.
10	.20(16)	Employment Agreement, dated as of November 1, 2000, between the Company and James R. Cato, as amended February 1, 2004.
10	.21(16)	Benefits Program for Executive Vice Presidents and Senior Vice Presidents, dated March 1, 2005.
10	.22(16)	Benefits Program for Vice Presidents, dated March 1, 2005.
10	.23(10)	Term Sheet for Michael L. Barna, effective as of April 11, 2005.
10	.24(11)	Term Sheet for Gordon L. Hutchinson, effective as of May 2, 2005.
10	.25(16)	Board of Directors Compensation.
10	.26.1(2)	Atlas Air, Inc. Profit Sharing Plan.
10	.26.2(17)	Amendments to Atlas Air, Inc. Profit Sharing Plan.
10	.27.1	Amended and Restated Atlas Air Worldwide Holdings, Inc. 2004 Long Term Incentive and Share Award Plan, which is filed herewith as Exhibit 10.27.1.
10	.27.2(8)	Form of Restricted Share Agreement — Directors Version — 2004 Long Term Incentive and Share Award Plan.
10	.27.3(8)	Form of Restricted Share Agreement — Management Version — 2004 Long Term Incentive and Share Award Plan.
10	.27.4(9)	Form of Stock Option Agreement — Employee Version — 2004 Long Term Incentive and Share Award Plan.
10	.28(16)	Atlas Air Worldwide Holdings, Inc. 2004 Employee Stock Option Plan.
10	.29(14)	Atlas Air Worldwide Holdings, Inc. 2005 Annual Incentive Plan for Senior Executives.
10	.30(15)	Form of Directors and Officers Indemnification Agreement.
10	.31(15)	Amendment to Atlas Air Worldwide Holdings, Inc. 2004 Long Term Incentive and Share Award Plan.

Exhibit
Number		Description

10.32		Stock Purchase Agreement with DHL, which is filed herewith as Exhibit 10.32.
14	.1(12)	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board of Directors.
21.1		Subsidiaries List, which is filed herewith as Exhibit 21.1.
23.1		Consent of Independent Registered Public Accounting Firm, which is filed herewith as Exhibit 23.1.
24.1		Power of Attorney, which is filed herewith as Exhibit 24.1.
31.1		Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer.
31.2		Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer.
32.1		Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2		Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-4 (No. 333-36268).

(2)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-1 (No. 333-90304).

(3)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-25732).

(4)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-3 (No. 333-71833).

(5)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-25732).

(6)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated February 16, 2001 (File No. 0-25732).

(7)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated July 26, 2004 (File No. 001-16545).

(8)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated December 28, 2004 (File No. 001-16545).

(9)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 0-25732).

(10)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated March 31, 2005 (File No. 001-16545).

(11)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated April 22, 2005 (File No. 001-16545).

(12)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated June 23, 2005 (File No. 001-16545).

(13)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated July 27, 2005 (File No. 001-16545).

(14)	Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement dated August 22, 2005 (File No. 001-16545).

(15)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated November 14, 2005 (File No. 001-16545).

(16)	Incorporated by reference to exhibits the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-16545).

(17)	Incorporated by reference to exhibits the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 (File No. 001-16545).

(18)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 17, 2005 (File No. 001-16545).

(19)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16545).

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-16545).

(21)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-16545).

(22)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 3, 2006.

(23)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16545).