Form 10-Q
period 2007-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2007-05-08
CIK 1135185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, per Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS: As of March 31, 2007, there were 21,281,413 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current Assets
Cash and cash equivalents	$261,763	$231,807
Accounts receivable, net of allowance of $2,556 and $1,811, respectively	103,154	134,520
Prepaid maintenance	53,804	64,678
Deferred taxes	6,276	8,540
Prepaid expenses and other current assets	28,109	24,334

Total current assets	453,106	463,879
Other Assets
Property and equipment, net	585,040	583,271
Deposits and other assets	39,682	32,832
Lease contracts and intangible assets, net	39,339	39,798

Total Assets	$1,117,167	$1,119,780

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$28,742	$36,052
Accrued liabilities	143,569	153,063
Current portion of long-term debt and capital leases	21,987	19,756

Total current liabilities	194,298	208,871

Other Liabilities
Long-term debt and capital leases	391,404	398,885
Deferred tax liability	4,322	4,322
Other liabilities	38,234	33,858

Total other liabilities	433,960	437,065

Commitments and contingencies (Note 5)

Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 21,403,816 and 20,730,719 shares issued, 21,281,413 and 20,609,317 shares outstanding (net of treasury stock) at March 31, 2007 and December 31, 2006, respectively	214	207
Additional paid-in-capital	323,535	312,690
Common stock to be issued to creditors	2,695	7,800
Treasury stock, at cost; 122,403 and 121,402 shares, respectively	(4,571)	(4,524)
Accumulated other comprehensive income	3,870	1,319
Retained earnings	163,166	156,352

Total stockholders’ equity	488,909	473,844

Total Liabilities and Stockholders’ Equity	$1,117,167	$1,119,780

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Operating Revenues	$353,579	$332,150

Operating Expenses
Aircraft fuel	112,311	101,176
Salaries, wages and benefits	61,750	60,071
Maintenance, materials and repairs	45,282	40,384
Aircraft rent	38,421	37,789
Ground handling and airport fees	17,321	15,885
Landing fees and other rent	17,730	16,316
Depreciation and amortization	9,575	13,526
Gain on disposal of aircraft	(968)	—
Travel	11,994	13,249
Post-emergence costs and related professional fees	44	98
Other	22,629	26,552

Total operating expenses	336,089	325,046

Operating income	17,490	7,104

Non-operating Expenses
Interest income	(3,421)	(3,615)
Interest expense	11,249	17,300
Capitalized interest	(842)	(120)
Other (income) expense, net	362	(310)

Total non-operating expenses	7,348	13,255

Income (loss) before income taxes	10,142	(6,151)
Income tax expense (benefit)	3,945	(2,452)

Net income (loss)	$6,197	$(3,699)

Income (loss) per share:

Basic	$0.29	$(0.18)

Diluted	$0.29	$(0.18)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash Flows from Operating Activities:
Net income (loss)	$6,197	$(3,699)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,575	13,526
Accretion of debt discount	1,688	3,429
Amortization of operating lease discount	459	461
Provision for doubtful accounts	469	314
Gain on disposal of aircraft	(968)	—
Amortization of debt issuance cost	—	84
Stock-based compensation expense	2,039	1,537
Excess tax benefits from share-based compensation expense	(870)	—
Other, net	(414)	564
Changes in operating assets and liabilities	25,020	10,797

Net cash provided by operating activities	43,195	27,013

Cash Flows from Investing Activities:
Capital expenditures	(15,962)	(10,325)
Decrease in restricted funds held in trust	—	910
Proceeds from sale of aircraft	6,000	—

Net cash used by investing activities	(9,962)	(9,415)

Cash Flows from Financing Activities:
Proceeds from stock option exercises	2,838	1,472
Purchase of treasury stock	(47)	(18)
Excess tax benefits from share-based compensation expense	870	—
Payments on debt	(6,938)	(15,780)

Net cash used by financing activities	(3,277)	(14,326)

Net increase in cash and cash equivalents	29,956	3,272

Cash and cash equivalents at the beginning of period	231,807	305,890

Cash and cash equivalents at the end of period	$261,763	$309,162

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2007
1. Basis of Presentation
     The accompanying interim Condensed Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) and its consolidated subsidiaries as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2006 included in the Annual Report on Form 10-K of Holdings that was filed with the SEC on March 15, 2007 (the “2006 10-K”).
     Holdings is the parent company of two principal operating subsidiaries, Atlas Air, Inc. (“Atlas”) and Polar Air Cargo, Inc. (“Polar”). Holdings, Atlas, Polar and Holdings’ other subsidiaries are referred to collectively as the “Company”. The Company provides air cargo and related services throughout the world, serving Asia, Australia, the Middle East, Africa, Europe, South America and the United States through: (i) contractual lease arrangements in which the Company provides the aircraft, crew, maintenance and insurance (“ACMI”); (ii) airport-to-airport scheduled air cargo service (“Scheduled Service”); (iii) military charter (“AMC Charter”); and (iv) seasonal, commercial and ad-hoc charter services (“Commercial Charter”). The Company operates only Boeing 747 freighter aircraft.
     The Company’s quarterly results have in the past been subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.
     Except for per share data, all dollar amounts are in thousands unless otherwise noted.
2. General
Investments
     The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method. The March 31, 2007 and December 31, 2006 aggregate carrying value of the investment is $4.7 million and $4.5 million, respectively, and is included within Deposits and other assets on the Condensed Consolidated Balance Sheets.
     Atlas has dry leased three owned aircraft to this company. The leases have terms that mature in the third quarter of 2007. The carrying value of these leased aircraft as of March 31, 2007 and December 31, 2006 was $171.8 million and $171.9 million, respectively. The related accumulated depreciation as of March 31, 2007 and December 31, 2006 was $12.9 million and $12.8 million, respectively. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for the three aircraft was $11.4 million and $11.2 million for the three months ended March 31, 2007 and 2006, respectively.
Property and equipment, net
     At March 31, 2007 and December 31, 2006, the Company has pre-delivery aircraft deposits of $48.7 million and $41.7 million, respectively, which includes capitalized interest of $1.6 million and $0.7 million, respectively. These amounts are included in Property and equipment, net in the Condensed Consolidated Balance Sheets.
     In March 2007, the Company sold aircraft tail number N536MC for $6.0 million and recorded a gain of approximately $1.0 million.
Concentration of Credit Risk and Significant Customers

     United States Military Airlift Mobility Command (“AMC”) charters accounted for 32.4% and 22.0% of the Company’s total revenues for the three months ended March 31, 2007 and 2006, respectively. Accounts receivable from AMC were $17.2 million and $23.6 million at March 31, 2007 and December 31, 2006, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 11.3% and 11.9% of the Company’s total revenues for the three months ended March 31, 2007 and 2006, respectively, and 47.5% and 40.4% of the Company’s ACMI revenues for the three months ended March 31, 2007 and 2006, respectively. Accounts receivable from Emirates were $8.8 million and $13.4 million at March 31, 2007 and December 31, 2006, respectively. No other customer accounted for 10% or more of the Company’s total operating revenues during these periods.
Debt Discount
     At March 31, 2007 and December 31, 2006, the Company had $81.3 million and $82.9 million, respectively, of unamortized discount related to fair market value adjustments recorded against debt upon application of fresh-start accounting.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS 157 are effective on January 1, 2008. The Company has not yet determined the impact of SFAS 157 on its consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, (“SFAS 159”). This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective on January 1, 2008 and cannot be adopted early unless SFAS 157 is also adopted. The Company has not yet determined the impact of SFAS 159 on its consolidated financial statements.
Reclassifications
     Certain reclassifications have been made in the prior year’s Condensed Consolidated Financial Statement amounts and related note disclosures to conform to the current year’s presentation, primarily related to the classification of Accumulated other comprehensive income.
3. Related Party Transactions
     James S. Gilmore III, a non-employee director of the Company, is a partner at the law firm of Kelley Drye & Warren LLP. The Company paid legal fees to the firm of Kelley Drye & Warren LLP of less than $0.1 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.
4. Segment Reporting
     The Company has four reportable segments: ACMI, Scheduled Service, AMC Charter and Commercial Charter. All reportable segments are engaged in the business of transporting air cargo but have different operating and economic characteristics which are separately reviewed by the Company’s management. The Company evaluates performance and allocates resources to its segments based upon income (loss) before income taxes, excluding post-emergence costs and related professional fees, unallocated corporate and other items (“Fully Allocated Contribution” or “FAC”). Management views FAC as the best measure to analyze profitability and contribution to net income or loss of the Company’s individual segments. Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. For ACMI, management only allocates costs of operating aircraft based on the number of aircraft dedicated to ACMI customers. Under-utilized aircraft costs are allocated to segments based on Block Hours flown for Scheduled Service, AMC Charter and Commercial Charter.

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
     The following table sets forth revenues and FAC for the Company’s four reportable business segments reconciled to operating income (loss) and income (loss) before income taxes as required by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, for the three months ended March 31:

	2007	2006
Revenues:
ACMI	$84,287	$98,184
Scheduled Service	125,873	128,680
AMC Charter	114,736	73,126
Commercial Charter	15,695	20,484
All Other	12,988	11,676

Total operating revenues	$353,579	$332,150

FAC:
ACMI	$471	$3,480
Scheduled Service	(6,485)	(8,012)
AMC Charter	11,800	(1,646)
Commercial Charter	(1,136)	(3,093)

Total FAC	4,650	(9,271)

Add back (subtract):
Unallocated other	4,568	3,218
Gain on sale of aircraft	968	—
Post-emergence costs and related professional fees	(44)	(98)

Income (loss) before income taxes	10,142	(6,151)

Add back (subtract):
Interest income	(3,421)	(3,615)
Interest expense	11,249	17,300
Capitalized Interest	(842)	(120)
Other, net	362	(310)

Operating income	$17,490	$7,104

5. Commitments and Contingencies
     On September 8, 2006, Atlas and The Boeing Company (“Boeing”) entered into a purchase agreement (the “Boeing Agreement”) providing for the purchase by Atlas of 12 Boeing 747-8F freighter aircraft. The Boeing Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 aircraft expected to be in service by the end of 2011. In addition, the Boeing Agreement provides Atlas with rights to purchase up to an additional 14 Boeing aircraft, of which one is being held under option. Committed expenditures under the Boeing Agreement, including agreements for spare engines and related flight equipment, including estimated amounts for contractual price escalations, pre-delivery deposits and required option payments, will be $26.0 million for the remainder of 2007, $246.7 million in 2008, $184.1 million in 2009, $987.2 million in 2010 and $696.7 million in 2011.
Guarantees and Indemnifications
Restricted Deposits and Letters of Credit
     At March 31, 2007 and December 31, 2006, the Company had $7.6 million and $4.6 million, respectively, of restricted deposits either pledged under standby letters of credit related to collateral or for certain deposits required in the normal course of business for items, including, but not limited to, foreign exchange trades, airfield privileges, judicial and credit card deposits and insurance. These amounts are included in Deposits and other assets in the Condensed Consolidated Balance Sheets.
Legal Proceedings
     Except for the updated items below, information with respect to legal proceedings appears in Note 12 of the 2006 10-K.
SEC Investigation
     On March 28, 2007, the SEC and the Company came to a settlement with respect to the SEC’s investigation initiated in late 2002, bringing the SEC’s investigation of the Company to a close. The SEC investigation focused on matters arising during the period from 1999 to 2002, when AAWW was under different management and prior to the Company’s successful emergence from chapter 11 bankruptcy in late July 2004. Since emerging from chapter 11, AAWW has a new management team and a new board of directors. None of the present board of directors or members of senior management was a focus of the investigation. The SEC issued an administrative order which provides that the Company shall cease and desist from committing or causing any violations and any future violations of federal securities laws and regulations relating to the filing of annual, quarterly and periodic reports with the SEC, maintaining appropriate books, records and accounts, and maintaining an internal system of accounting controls. The order does not impose any civil penalties or fines on the Company and does not include allegations of fraud. With this order, the matters raised in the SEC’s Wells Notice, issued on October 28, 2004, and matters related thereto, have been terminated. Separately, all proofs of claim filed by the SEC in connection with the Company’s chapter 11 bankruptcy proceedings have been withdrawn.
Atlas General Unsecured Claims
     On January 12, 2007, the Company distributed 406,464 shares of common stock pursuant to the claims process. As of March 31, 2007, the Company has made pro rata distributions of 16,988,122 of the 17,202,666 shares of common stock allocated to holders of allowed general unsecured claims against Holdings, Atlas, Airline Acquisition Corp. I and Atlas Worldwide Aviation Logistics, Inc., based on the allowed claims through December 31, 2006. The remaining 214,544 shares of common stock will be distributed to general unsecured claims holders following the settlement of any remaining claims.
6. Income (Loss) Per Share and Number of Common Shares Outstanding
     Basic income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period. Diluted income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common securities that would be added to basic shares to arrive at weighted-average diluted shares consist of 0.3 million stock options and 0.2 million shares of restricted stock for the quarter ended March 31, 2006. The impact of these options and restricted shares would be anti-dilutive in 2006 due to losses incurred and are not included in the diluted loss per share calculation. Anti-dilutive options for the quarter ended March 31, 2007 were de minimis.
     The calculation of basic and diluted income per share for the three months ended March 31 is as follows:

	2007	2006
Numerator:
Net income (loss)	$6,197	$(3,699)

Denominator for basic earnings per share	21,044	20,517
Effect of dilutive securities:
Stock options	192	— (a)
Restricted stock	104	— (a)

Denominator for diluted earnings per share	21,340	20,517

Basic income (loss) per share	$0.29	$(0.18)

Diluted income (loss) per share	$0.29	$(0.18)

(a)	Antidilutive.
7. Taxes
     The Company’s effective tax rates of 38.9% and 39.9% for the first quarter of 2007 and 2006, respectively, differ from the statutory rate primarily due to the non-deductibility of certain items for tax purposes and the relationship of these items to the Company’s projected operating results for the year.
     Effective as of January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). As a result of the adoption of FIN 48, the Company performed a comprehensive review of its uncertain tax positions. These positions relate primarily to income tax benefits claimed on previously filed income tax returns for open tax years.
     The Company’s uncertain tax positions totaled $50.5 million at the date of adoption of FIN 48. The Company maintains an income tax reserve liability of $50.5 million in its financial statements to offset the tax benefits claimed on its tax returns. The Company will maintain this reserve until these uncertain positions are reviewed and resolved or until the expiration of the applicable statute of limitations, if earlier. Approximately $1.6 million of tax benefits relating to uncertain tax positions, if recognized, would impact the effective rate.
     The Company maintains a liability of $0.4 million for interest expense on its tax reserve liability. The Company computed this interest expense based on applicable statutory rates for income tax underpayments. The Company has not recorded any liability for penalties. The Company’s policy is to record interest expense and penalties, if applicable, as a component of income tax expense.
     As a result of the adoption of FIN 48, the Company recorded $0.9 million of additional tax benefits related to uncertain tax positions. The Company also recorded $0.3 million of interest expense related to uncertain tax positions, resulting in the recognition of a net asset of $0.6 million. The Company recorded the asset through retained earnings in accordance with the standards for the adoption of FIN 48.
     For federal income tax purposes, the years 2002 through 2006 remain subject to examination. A loss claimed on an amended income tax return for 2001 also is subject to examination. The Company and the Internal Revenue Service (“IRS”) have agreed that the IRS may survey but will not audit the consolidated federal income tax returns filed for 2002 and 2003. In addition, the IRS currently is conducting an audit of the consolidated federal income tax return for 2004. For state income tax purposes, no state income tax examinations are in process.
     Two of the Company’s operating subsidiaries are subject to income tax in Hong Kong. These subsidiaries are branch operations of Atlas and Polar. In Hong Kong the years 2001 through 2005 are subject to and under examination for Atlas, and the years 2003 through 2005 are subject to and under examination for Polar.
     The Company’s management does not anticipate that its unrecognized income tax benefits will increase or decrease by a material amount during the twelve-month period following the reporting date. However, if the Company resolves its federal income tax audit for 2004, the resolution could impact the amount of unrecognized income tax benefits.
     Certain tax attributes, including Net Operating Losses, reflected on our federal income tax returns as filed, differ significantly from those reflected in the Financial Statements. Such attributes are subject to current and future IRS audits.

8. Financial Derivative Instruments
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
     The Company began using hedge accounting in the fourth quarter of 2006. The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Under SFAS 133, all derivatives are recorded at fair value on the balance sheet. Those derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in “Accumulated other comprehensive income” until the underlying jet fuel is consumed. See Note 9 for further information on Accumulated other comprehensive income. The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting. Ineffectiveness results when the change in the total fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase jet fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded in “Aircraft fuel expense” in the statement of operations. Likewise, if a hedge ceases to qualify for hedge accounting, those periodic changes in the fair value of derivative instruments are recorded to “Aircraft fuel expense” in the statement of operations in the period of the change.
     Ineffectiveness is inherent in hedging jet fuel with derivative transactions based on other refined petroleum products due to the differences in commodities. For example, using heating oil futures to hedge jet fuel will likely lead to some ineffectiveness. Ineffectiveness may also occur due to a slight difference in timing between the derivative delivery period and the Company’s irregular uplift of jet fuel. Due to the volatility in markets for crude oil and related product and the daily uplift amounts, the Company is unable to predict precisely the amount of ineffectiveness each period. The Company will follow the SFAS 133 requirements and report any expected ineffectiveness. This may result in increased volatility in the Company’s results.
     At March 31, 2007, all of the Company’s outstanding derivative contracts were designated as cash flow hedges for accounting purposes. While outstanding, these contracts are recorded at fair value on the balance sheet with the effective portion of the change in their fair value being reflected in accumulated other comprehensive income (loss) (see Note 9). The Company has remaining purchase commitments for approximately 17.9 million gallons of jet fuel in 2007 at an average cost of $2.00 per gallon for a total commitment of $35.9 million. The contracts are for monthly uplift at various stations and all expire in December 2007. At March 31, 2007, the derivative asset value was $3.6 million and is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. At December 31, 2006, the derivative liability value was $0.1 million.
9. Comprehensive Income (Loss)
     Comprehensive income (loss) included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. The differences between net income and comprehensive income for the three months ended March 31 are as follows:

	2007	2006
Net income (loss)	$6,197	$(3,699)
Unrealized gain (loss) on derivative instruments, net of taxes of $1,348	2,295	—
Other, net of taxes of $151	256	—

Total other comprehensive income (loss)	2,551	—

Comprehensive income (loss)	$8,748	$(3,699)

     A roll-forward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below:

			Accumulated
			Other
	Fuel Hedge		Comprehensive
	Derivatives	Other	Income
Balance at December 31, 2006	$(32)	$1,351	$1,319
Change in value during period,	2,295	256	2,551

Balance at March 31, 2007	$2,263	$1,607	$3,870

     Other is primarily composed of unrealized gains and losses on foreign currency translation.
10. DHL Investment
     On November 28, 2006, Polar Air Cargo Worldwide, Inc. (“PACW”), a Delaware corporation that is a wholly-owned direct subsidiary of AAWW and the parent company of Polar, entered into a stock purchase agreement (the “Purchase Agreement”) with DHL Network Operations (USA), Inc. (“DHL”), an Ohio corporation and a wholly-owned indirect subsidiary of Deutsche Post AG (“DP”), for DHL to acquire a 49% equity interest, representing a 25% voting interest, in PACW, in exchange for $150 million in cash to be paid to PACW, as further described below (the “Purchase Price”). As of March 31, 2007, the Company has incurred approximately $3.7 million of professional fees related to this transaction, which are included in Deposits and other assets on the Condensed Consolidated Balance Sheet.
     The Purchase Agreement also contemplates the parties entering into a blocked space agreement for a 20 year term (subject to early termination at five year intervals), whereby PACW, upon acquiring Polar’s air carrier authority and operating under the “Polar Air Cargo” brand, among other things, will provide guaranteed access to air cargo capacity on its Scheduled Service network to DHL through six Boeing 747-400 freighter aircraft (the “DHL Express Network Service”). DP or its affiliate will guarantee DHL’s or its affiliate’s obligations under various transaction agreements, including the blocked space agreement. PACW will continue to operate its Scheduled Service business during the duration of this agreement.
     Under the Purchase Agreement, $75 million of the Purchase Price will be paid by DHL to PACW at the closing of the transactions contemplated by the Purchase Agreement, with the remaining $75 million being paid to PACW in two equal installments (plus interest) on January 15, 2008 and November 17, 2008, subject to acceleration based upon commencement of the DHL Express Network Service prior to October 31, 2008. In addition, DHL will make a payment to PACW of any positive net working capital balance of PACW as of closing. DP has executed a separate agreement guaranteeing certain indemnity and other payment and performance obligations of DHL under the Purchase Agreement and other related agreements. AAWW will enter into an indemnity agreement indemnifying DHL for and against certain obligations of PACW to DHL and will provide financial support for the operation of PACW until the DHL Express Network Service commences.
     At the closing, PACW also will enter into a number of commercial arrangements with DHL and Atlas. Under these arrangements, it is contemplated that PACW, among other things, will operate a minimum of six Boeing 747-400 aircraft primarily in its Asia Pacific network and Atlas will provide to PACW maintenance, insurance and other related services.
     The Purchase Agreement also provides DHL with the right to request that PACW accelerate commencement of the DHL Express Network Service, and PACW has agreed to take all commercially reasonable steps to facilitate such commencement which is to occur no later than October 31, 2008.
     The closing is contingent upon receipt of regulatory and other third party approvals, including that of the U.S. Department of Transportation, the Federal Aviation Administration and certain foreign aviation authorities.
     On May 2, 2007, PACW and DHL amended the Purchase Agreement to, among other things, extend the “Drop Dead Date” (as defined in the Purchase Agreement) to June 30, 2007.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our unaudited Financial Statements and notes thereto appearing in this report and our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in our 2006 10-K.
     In this report, references to “we,” “our” and “us” are references to AAWW and its subsidiaries, as applicable.
Background
Certain Terms — Glossary
     The following terms represent industry-related items and statistics specific to the airline and cargo industry sectors. They are used by management for statistical analysis purposes to better evaluate and measure operating levels, results, productivity and efficiency.

ATM	Available Ton Miles, which represent the maximum available tons (capacity) per actual miles flown. It is calculated by multiplying the available capacity (tonnage) of the aircraft by the miles flown by the aircraft.

Block Hours	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

RATM	Revenue per ATM, which represents the average revenue received per available ton mile flown. It is calculated by dividing operating revenues by ATMs.

Revenue Per Block Hour	Calculated by dividing operating revenues by Block Hours.

RTM	Revenue Ton Mile, which is calculated by multiplying actual revenue tons carried by miles flown.

Load Factor	The average amount of weight flown per the maximum available capacity. It is calculated by dividing RTMs by ATMs.

Yield	The average amount a customer pays to fly one ton of cargo one mile. It is calculated by dividing operating revenues by RTMs.

A/B Checks	Low level maintenance checks performed on aircraft at an interval of approximately 400 to 1,100 flight hours.

C Checks	High level or “heavy” airframe maintenance checks, which are more intensive in scope than an A/B Check and are generally performed on an 18 to 24 month interval.

D Checks	High level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed on an interval of 6 to 10 years or 25,000 to 28,000 flight hours, whichever comes first.

FAC	Income (loss) before taxes, excluding post-emergence costs and related professional fees, unallocated corporate and other items. We evaluate performance and allocate resources to our segments based upon this measure.
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

     Our primary services are:
•	ACMI, where we provide our customers aircraft operations outsourcing including aircraft, crew, maintenance and insurance;

•	Scheduled Service, where we provide freight forwarders and other shippers with outsourced scheduled airport-to-airport cargo services;

•	AMC Charters, where we provide air cargo services to the U.S. Military;

•	Commercial Charters, where we provide all-inclusive cargo aircraft charters; and

•	Dry Leasing aircraft to aircraft operators with or without any other support services.
     We look to achieve our strategy through:
•	Continuous improvement which improves our service quality and reduces our cost of service;

•	Proactive asset management to maximize returns and minimize the risk of our asset portfolio; and

•	Development of new and enhanced service offerings to provide value to our customers.
     See “Business Overview” and “Business Strategy and Outlook” in the 2006 10-K for additional information.
Results of Operations
Three Months Ended March 31, 2007 and 2006
     The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.
Operating Statistics
     The table below sets forth selected operating data for the three months ended March 31:

			Increase /	Percent
	2007	2006	(Decrease)	Change
Block Hours
ACMI	14,157	16,774	(2,617)	(15.6%)
Scheduled Service	9,002	8,561	441	5.2%
AMC Charter	6,850	4,510	2,340	51.9%
Commercial Charter	1,201	1,442	(241)	(16.7%)
All Other	203	161	42	26.1%

Total Block Hours	31,413	31,448	(35)	(0.1%)

Revenue Per Block Hour
ACMI	$5,954	$5,853	$101	1.7%
AMC Charter	16,750	16,214	536	3.3%
Commercial Charter	13,068	14,205	(1,137)	(8.0%)

Scheduled Service Traffic
RTM’s (000’s)	335,084	317,032	18,052	5.7%
ATM’s (000’s)	523,118	500,607	22,511	4.5%
Load Factor	64.1%	63.3%	8 bps	1.3%
RATM	$0.241	$0.257	$(0.016)	(6.2%)
Yield	$0.376	$0.406	$(0.030)	(7.4%)

Fuel
Scheduled Service and Commercial Charter
Average fuel cost per gallon	$1.92	$2.05	$(0.13)	(6.3%)

			Increase /	Percent
	2007	2006	(Decrease)	Change
Fuel gallons consumed (000’s)	32,815	33,410	(595)	(1.8%)
AMC
Average fuel cost per gallon	$2.25	$2.20	$0.05	2.3%
Fuel gallons consumed (000’s)	21,878	14,919	6,959	46.6%

Fleet (average during the period)
Operating Aircraft count	32.7	39.0	(6.3)	(16.2%)
Dry Leased *	5.0	3.0	2.0	66.7%

*	Dry leased aircraft are not included in the operating fleet aircraft count average.
Operating Revenues
     The following table compares our operating revenues for the three months ended March 31:

			Increase /	Percent
	2007	2006	(Decrease)	Change
Operating Revenues
ACMI	$84,287	$98,184	$(13,897)	(14.2%)
Scheduled Service	125,873	128,680	(2,807)	(2.2%)
AMC Charter	114,736	73,126	41,610	56.9%
Commercial Charter	15,695	20,484	(4,789)	(23.4%)
Other revenue	12,988	11,676	1,312	11.2%

Total operating revenues	$353,579	$332,150	$21,429	6.5%

     ACMI revenue decreased primarily due to lower Block Hours, partially offset by a slight increase in Revenue per Block Hour. ACMI Block Hours were 14,157 for the first quarter of 2007, compared with 16,774 for the first quarter of 2006, a decrease of 2,617 Block Hours, or 15.6%. Revenue per Block Hour was $5,954 for the first quarter of 2007, compared with $5,853 for the first quarter of 2006, an increase of $101 per Block Hour, or 1.7%. The increase in rate per Block Hour reflects a slightly higher proportional Boeing 747-400 usage in this segment. The reduction in Block Hours overall is primarily the result of our sale or dry lease of aircraft previously operated in the Boeing 747-200 ACMI market. Total aircraft supporting ACMI, excluding dry leased aircraft as of March 31, 2007, were three Boeing 747-200 aircraft and ten Boeing 747-400 aircraft, compared with four Boeing 747-200 aircraft and ten Boeing 747-400 aircraft supporting ACMI at March 31, 2006.
     Scheduled Service revenue decreased primarily due to lower Yields partially offset by an increase in Block Hours. RTMs in the Scheduled Service segment were 335.1 million on a total capacity of 523.1 million ATMs in the first quarter of 2007, compared with RTMs of 317.0 million on a total capacity of 500.1 million ATMs in the first quarter of 2006. Block Hours were 9,002 in the first quarter of 2007, compared with 8,561 for the first quarter of 2006, an increase of 441, or 5.2%. Load Factor was 64.1% with a Yield of $0.376 in the first quarter of 2007, compared with a Load Factor of 63.3% with a Yield of $0.406 in the first quarter of 2006, representing an increase of 8 basis points and a decrease of 7.4%, respectively. The decrease in Yield during 2007 is primarily the result of increased capacity from competitors in the trans-Pacific market and a decrease in demand for shipments out of China, Hong Kong, Korea and Japan. In addition, increased volumes in the South America trades generated lower average Yields commensurate with the substantially shorter length of haul. RATM in our Scheduled Service segment was $0.241 in the first quarter of 2007, compared with $0.257 in the first quarter of 2006, representing a decrease of 6.2%.
     AMC Charter revenue increased primarily due to higher volume of AMC Charter flights and an increase in AMC Charter rates. AMC Charter Block Hours were 6,850 for the first quarter of 2007, compared with 4,510 for the first quarter of 2006, an increase of 2,340 Block Hours, or 51.9%. Revenue per Block Hour was $16,750 for the first quarter of 2007, compared with $16,214 for the first quarter of 2006, an increase of $536 per Block Hour, or 3.3%. The increase in AMC Charter activity was the result of an overall increase in the U.S. Military’s heavy lift requirements and an increase in the amount of expansion business received during 2007. The increase in rate was primarily due to an increase in the AMC’s charter rate per ton mile flown.
     Commercial Charter revenue decreased primarily as a result of a decrease in Revenue per Block Hour and lower Block Hours. Commercial Charter Block Hours were 1,201 for the first quarter of 2007, compared with 1,442 for the first quarter of 2006, a decrease of 241, or 16.7%. Revenue per Block Hour was $13,068 for the first quarter of 2007, compared with $14,205 for the first quarter of 2006, a decrease of $1,137 per Block Hour, or 8.0%. The decrease in Block Hours for Commercial Charter is the result of the transfer of capacity to AMC to accommodate increased demand for military charters.

     Total Operating Revenue increased in the first quarter of 2007 compared with the first quarter of 2006, primarily as a result of an increase in AMC and Scheduled Service Block Hours partially offset by a reduction in ACMI Block Hours and a decrease in Yield on Schedule Service.
Operating Expenses
     The following table compares our operating expenses for the three months ended March 31:

			Increase /	Percent
	2007	2006	(Decrease)	Change
Operating Expenses
Aircraft fuel	$112,311	$101,176	$11,135	11.0%
Salaries, wages and benefits	61,750	60,071	1,679	2.8%
Maintenance, materials and repairs	45,282	40,384	4,898	12.1%
Aircraft rent	38,421	37,789	632	1.7%
Ground handling and airport fees	17,321	15,885	1,436	9.0%
Landing fees and other rent	17,730	16,316	1,414	8.7%
Depreciation and amortization	9,575	13,526	(3,951)	(29.2%)
Gain on disposal of aircraft	(968)	—	(968)	—
Travel	11,994	13,249	(1,255)	(9.5%)
Post-emergence costs and related professional fees	44	98	(54)	(55.1%)
Other	22,629	26,552	(3,923)	(14.8%)

Total operating expense	$336,089	$325,046	$11,043	3.4%

     Aircraft fuel expense increased as a result of an increase in fuel consumption offset, in part, by a decrease in fuel price. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately 192 cents for the first quarter of 2007, compared with approximately 205 cents for the first quarter of 2006, a decrease of 13 cents, or 6.3%. Fuel consumption for the Scheduled Service and Commercial Charter businesses decreased 0.6 million gallons or 1.8% to 32.8 million gallons for the first quarter of 2007 from 33.4 million gallons during the first quarter of 2006 on slightly higher Block Hours. The improvement in fuel burn per Block Hour is the result of our Fuelwise fuel conservation program implemented in July 2006. The average pegged fuel price per gallon for the AMC business was approximately 225 cents for the first quarter of 2007, compared with approximately 220 cents for the first quarter of 2006, an increase of 5 cents, or 2.3%. AMC Fuel consumption increased by 7.0 million gallons, or 46.6%, to 21.9 million gallons for the first quarter of 2007 from 14.9 million gallons during the first quarter of 2006. The increase in our AMC fuel consumption corresponds to the increase of 2,340 Block Hours. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.
     Salaries, wages and benefits increased primarily as a result of an increase in profit sharing and incentive compensation accruals related to increased profitability compared to the first quarter of 2006.
     Maintenance materials and repair increased primarily as a result of more engine overhauls and three additional C Checks in 2007 partially offset by an insurance recovery of $1.8 million for an engine overhaul. There were five C Checks on Boeing 747-200 aircraft in the first quarter of 2007, as compared with two C Checks on Boeing 747-200 aircraft and two D Checks during the first quarter of 2006. There were no C or D Checks related to Boeing 747-400 aircraft in either period. There were 15 engine overhauls in the first quarter of 2007 compared with ten during the first quarter of 2006.
     Aircraft rent increased slightly due to the increase in re-accommodated air transportation on other freight carriers.
     Ground handling and airport fees increased mainly as a result of an increase in ground handling volume and trucking for the Scheduled Service business, the primary user of such services.
     Landing fees and other rent increased primarily due to an increase in AMC and Scheduled Service Block Hours offset by a decrease in Commercial Charter activity.
     Depreciation and amortization decreased primarily as a result of a $2.0 million decrease in the scrapping of rotable parts and a $0.9 million decrease in depreciation on aircraft and engines as a result of the sale of three Boeing 747-200 aircraft in 2006.

     Gain on disposal of aircraft was the result of the sale of aircraft tail number N536MC.
     Travel decreased primarily due to improved efficiency in crew scheduling and rate reductions.
     Post-emergence costs and related professional fees decreased due to the winding down of the claims reconciliation process related to the bankruptcy proceedings.
     Other operating expenses decreased due to a decrease in professional fees of $1.9 million associated with the redesign of internal controls that occurred in 2006, a $2.7 million decrease in legal and professional fees and a $2.2 million decrease in insurance and other miscellaneous expenses offset by an increase in AMC commissions of $3.0 million.
     Total operating expense increased in the first quarter of 2007 compared with the first quarter of 2006 primarily due to increased aircraft fuel and maintenance expense partially offset by a reduction in depreciation and amortization.
Non-operating Expenses
     The following table compares our non-operating expenses for the three months ended March 31:

			Increase /	Percent
	2007	2006	(Decrease)	Change
Non-operating Expenses
Interest income	$(3,421)	$(3,615)	$(194)	(5.4%)
Interest expense	11,249	17,300	(6,051)	(35.0%)
Capitalized interest	(842)	(120)	722	601.7%
Other (income) expense, net	362	(310)	(672)	(216.8%)
     Interest income decreased primarily due to a reduction in available cash for investing (due to a previous repayment of debt) offset by a general increase in interest rates.
     Interest expense decreased primarily as a result of repayment of debt, including the prepayment of $140.8 million of floating rate debt on July 31, 2006 (see Note 6 to our 2006 10-K for further discussion).
     Capitalized interest increased primarily due to the pre-delivery deposit on the Boeing 747-8F aircraft order we placed in September 2006 (See Note 5 to our Financial Statements for further discussion).
     Other (income) expense, net decreased primarily due to realized and unrealized losses on the revaluation of foreign denominated receivables into U.S. dollars. The U.S. dollar had strengthened against most foreign currencies during the period compared with the prior year when the U.S. dollar had weakened against most foreign currencies.
     Income taxes. The effective tax rate for the first quarter of 2007 was 38.9% compared with an effective tax rate of 39.9% for the first quarter of 2006. Our rates for the first quarter of 2007 and 2006 differ from the statutory rate primarily due to the non-deductibility of certain items for tax purposes and the relationship of these items to our projected operating results for the year.
Segments
     Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. ACMI is only allocated costs of operating aircraft based on the number of aircraft dedicated to ACMI customers. Under-utilized aircraft costs are allocated to segments based on Block Hours flown for Scheduled Service, AMC and Commercial Charter as these aircraft are used interchangeably among these segments. Our unit operating cost improved with the reduction of excess under-utilized Boeing 747-200 capacity late in the third quarter of 2006 with the sale of three Boeing 747-200 aircraft and the sub-lease of two Boeing 747-200 aircraft. The following table compares our FAC for segments (see Note 4 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using FAC) for the three months ended March 31:

			Increase /	Percent
	2007	2006	(Decrease)	Change
FAC:
ACMI	$471	$3,480	$(3,009)	(86.5%)
Scheduled Service	(6,485)	(8,012)	1,527	19.1%
AMC Charter	11,800	(1,646)	13,446	816.9%
Commercial Charter	(1,136)	(3,093)	1,957	63.3%

Total FAC	$4,650	$(9,271)	$13,921	150.2%

ACMI Segment
     In the first quarter of 2007, three Boeing 747-200 aircraft and ten Boeing 747-400 aircraft were dedicated to ACMI compared with four Boeing 747-200 aircraft and ten Boeing 747-400 aircraft during the first quarter of 2006. ACMI segment FAC decreased as a result of an increase in maintenance costs, which are expensed as incurred, during the first quarter of 2007, slightly offset by an increase in average rate per Block Hour reflecting a higher proportion of higher margin Boeing 747-400 Block Hours. The increase in ACMI maintenance costs during the first quarter of 2007 was primarily due to increased engine overhauls related to Boeing 747-400 aircraft.
Scheduled Service Segment
     FAC relating to the Scheduled Service segment increased primarily as a result of the improvement in our unit operating cost and an increase in capacity partially offset by an increase in maintenance expense and a decrease in revenue. The decrease in revenues is primarily the result of a reduction in Yield caused by increased capacity from competitors in the trans-Pacific market and a decrease in demand for shipments out of China, Hong Kong, Korea and Japan. In addition, increased volumes in the South America trades generated lower average Yields commensurate with the substantially shorter length of haul.
AMC Charter Segment
     FAC relating to the AMC Charter segment increased significantly as a result of increased Block Hours, an increase in the rate per Block Hour, an improvement in our unit operating cost and utilization of aircraft partially offset by an increase in maintenance expense.
Commercial Charter Segment
     FAC relating to the Commercial Charter segment increased primarily as a result of the improvement in our unit operating cost offset by a decrease in revenue and Block Hours. The decrease in Block Hours for Commercial Charter is the result of the transfer of capacity to AMC to accommodate increased demand for military charters.
Liquidity and Capital Resources
     At March 31, 2007, we had cash and cash equivalents of $261.8 million, compared with $231.8 million at December 31, 2006, an increase of $30.0 million, or 12.9%. We consider cash on hand and cash generated from operations to be sufficient to meet our aircraft pre-delivery deposits, debt and lease obligations and to fund expected capital expenditures of approximately $56.5 million for the remainder of 2007.
     Operating Activities. Net cash provided by operating activities for the first quarter of 2007 was $43.2 million, compared with net cash provided by operating activities of $27.0 million for the first quarter of 2006. The increase in cash from operating activities is the result of increased income and a reduction in accounts receivable, partially offset by reduced accounts payable and accrued liabilities.
     Investing Activities. Net cash used for investing activities was $10.0 million for the first quarter of 2007, consisting primarily of capital expenditures of $16.0 million offset by proceeds from the sale of aircraft of $6.0 million. Net cash used by investing activities was $9.4 million for the first quarter of 2006 consisting primarily of capital expenditures of $10.3 million.
     Financing Activities. Net cash used by financing activities was $3.3 million for the first quarter of 2007, which consisted primarily of $6.9 million of payments on long-term debt and capital lease obligations offset by $2.8 million in proceeds from the exercise of stock options and a $0.9 million tax benefit on restricted stock and stock options. Net cash used by financing activities was $14.3 million for the first quarter of 2006, which consisted primarily of $15.8 million of payments on long-term debt and capital lease obligations, offset by $1.5 million in proceeds from the exercise of stock options.
Debt Agreements
     See Note 6 to the audited consolidated financial statements included in the 2006 10-K for a description of the Company’s debt obligations and amendments thereto during the bankruptcy proceedings.
Off-Balance Sheet Arrangements
     There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2007.
Critical Accounting Policies
     There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2006 10-K.
Recent Accounting Pronouncements
     See Note 2 to our Financial Statements for a discussion of new accounting pronouncements.
Forward Looking Statements
     Our disclosure and analysis in this report, including but not limited to the information discussed in the “Business Strategy” section above, contain forward-looking information about our financial results, estimates and business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies such as legal proceedings and financial results.
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
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our 2006 10-K listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2006 10-K, except as follows:
     Aviation fuel. Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10% increase or decrease in the average cost per gallon of fuel for the first quarter of 2007. Based on actual fuel consumption during the first quarter of 2007 for the Scheduled Service and Commercial Charter business segments, such an increase or decrease would result in a change to aviation fuel expense of approximately $6.3 million for the first quarter of 2007. Fuel prices for AMC are set each September by the military and are fixed for the year and adjusted to actual costs incurred. ACMI does not present an aviation fuel market risk, as the cost of fuel is borne by the customer.

     As of March 31, 2007, we have remaining purchase commitments of approximately 17.9 million gallons of jet fuel in 2007 at an average cost of $2.00 per gallon for a total commitment of $35.9 million. The contracts are for monthly uplift at various stations through December 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     With respect to the fiscal quarter ended March 31, 2007, the information required in response to this Item is set forth in Note 5 to our Financial Statements contained in this report, and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We made the following repurchases of shares of our common stock during the fiscal quarter ended March 31, 2007:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Programs (b)	Programs
January 1, 2007 through January 31, 2007	401	$46.77	—	—
February 1, 2007 through February 31, 2007	—	—	—	—
March 1, 2007 through March 31, 2007	600	$49.21	—	—

Total	1,001	$48.23	—	—

(a)	This column reflects the repurchase of 1,001 shares of common stock, previously issued by Holdings, to satisfy individual income tax liabilities of our employees at statutory minimum rates resulting from the vesting of restricted shares during such period.

(b)	There are no approved share repurchase programs.
ITEM 6. EXHIBITS
     a. Exhibits
     See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.
Dated: May 8, 2007	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: May 8, 2007	/s/ Michael L. Barna
Michael L. Barna
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Registration Rights Agreement, dated as of February 13, 2007, by and among the Company, HMC Atlas Air, L.L.C. and Harbinger Capital Partners Special Situations Fund, L.P. filed as Exhibit 10.1.1 to the Company’s Registration Statement on Form S-3 (File No. 333-142155) and incorporated herein by reference.

10.2	Amendment to Registration Rights Agreement, dated as of March 12, 2007, by and among the Company, HMC Atlas Air, L.L.C. and Harbinger Capital Partners Special Situations Fund, L.P., filed as Exhibit 10.1.2 to the Company’s Registration Statement on Form S-3 (File No, 333-142155) and incorporated herein by reference.

10.3	Form of Restricted Share Agreement (Performance Shares). The Company has filed a request with the Commission for confidential treatment as to certain portions of this document.

10.4	Amendment No. 1 to Stock Purchase Agreement/Amendment No. 1 to Transaction Guarantee Agreement, dated as of April 13, 2007, among Polar Air Cargo Worldwide, Inc., DHL Network Operations (USA), Inc. and Deutsche Post AG.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.