Form 10-Q
period 2007-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2007-08-08
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________
FORM 10-Q
______________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
0-25732
(Commission File Number)
Atlas Air Worldwide Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	13-4146982 (IRS Employer Identification No.)

2000 Westchester Avenue, Purchase, New York (Address of principal executive offices)	10577 (Zip Code)
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS: As of June 30, 2007, there were 21,333,202 shares of the registrant’s Common Stock outstanding.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2007	1
	and December 31, 2006 (unaudited)

	Condensed Consolidated Statements of Operations for the Three and Six Months	2
	Ended June 30, 2007, and 2006 (unaudited)

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended	3
	June 30, 2007, and 2006 (unaudited)

	Notes to the Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 4	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	26

	Signatures	27

	Exhibit Index	28

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006

Assets
Current Assets
Cash and cash equivalents	$312,478	$231,807
Accounts receivable, net of allowance of $2,763 and $1,811, respectively	126,381	134,520
Prepaid maintenance	50,870	64,678
Deferred taxes	34,764	8,540
Prepaid expenses and other current assets	30,344	24,334

Total current assets	554,837	463,879
Other Assets
Property and equipment, net	588,543	583,271
Deposits and other assets	38,972	32,832
Lease contracts and intangible assets, net	38,879	39,798

Total Assets	$1,221,231	$1,119,780

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$20,761	$36,052
Accrued liabilities	129,043	153,063
Current portion of long-term debt and capital leases	23,815	19,756

Total current liabilities	173,619	208,871

Other Liabilities
Long-term debt and capital leases	379,503	398,885
Deferred gain	151,356	—
Deferred tax liability	4,313	4,322
Other liabilities	63,125	33,858

Total other liabilities	598,297	437,065

Commitments and contingencies (Note 6)
Minority interest	12,178	—
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 21,465,311 and 20,730,719 shares issued, 21,331,352 and 20,609,317 shares outstanding (net of treasury stock) at June 30, 2007 and December 31, 2006, respectively	215	207
Receivable from issuance of subsidiary stock	(97,917)	—
Additional paid-in-capital	327,508	312,690
Common stock to be issued to creditors	2,695	7,800
Treasury stock, at cost; 133,959 and 121,402 shares, respectively	(5,197)	(4,524)
Accumulated other comprehensive income	3,482	1,319
Retained earnings	206,351	156,352

Total stockholders’ equity	437,137	473,844

Total Liabilities and Stockholders’ Equity	$1,221,231	$1,119,780

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Operating Revenues	$370,414	$366,420	$723,993	$698,570

Operating Expenses
Aircraft fuel	122,123	115,311	234,434	216,487
Salaries, wages and benefits	61,438	59,099	123,188	119,170
Maintenance, materials and repairs	37,937	43,495	83,219	83,879
Aircraft rent	38,702	38,166	77,123	75,955
Ground handling and airport fees	18,385	19,025	35,706	34,910
Landing fees and other rent	18,288	17,561	36,018	33,877
Depreciation and amortization	10,062	6,520	19,637	20,045
Gain on disposal of aircraft	(37)	(2,779)	(1,005)	(2,779)
Travel	12,610	12,589	24,604	25,838
Post-emergence costs and related professional fees	18	179	62	277
Other	19,652	26,684	42,281	53,236

Total operating expenses	339,178	335,850	675,267	660,895

Operating income	31,236	30,570	48,726	37,675

Non-operating Expenses
Interest income	(3,838)	(3,627)	(7,259)	(7,242)
Interest expense	11,274	17,188	22,522	34,488
Capitalized interest	(1,121)	(158)	(1,963)	(278)
Other (income) expense, net	(271)	(323)	92	(633)

Total non-operating expenses	6,044	13,080	13,392	26,335

Income before income taxes	25,192	17,490	35,334	11,340
Income tax (benefit) expense	(17,993)	6,795	(14,048)	4,343

Net income	$43,185	$10,695	$49,382	$6,997

Income per share:

Basic	$2.04	$0.52	$2.34	$0.34

Diluted	$2.01	$0.51	$2.30	$0.33

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006

Cash Flows from Operating Activities:
Net income	$49,382	$6,997
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,637	20,045
Accretion of debt discount	3,519	6,953
Amortization of operating lease discount	918	919
Provision for (release of) allowance for doubtful accounts	555	(193)
Gain on disposal of aircraft	(1,005)	(2,779)
Amortization of debt issuance cost	—	168
Stock-based compensation expense	4,108	3,530
Deferred taxes	(25,607)	2,284
Other, net	496	2,363
Changes in certain operating assets and liabilities	(8,030)	1,588

Net cash provided by operating activities	43,973	41,875

Cash Flows from Investing Activities:
Capital expenditures	(30,400)	(14,110)
Decrease in restricted funds held in trust	—	909
Proceeds from sale of aircraft	6,000	8,380

Net cash used by investing activities	(24,400)	(4,821)

Cash Flows from Financing Activities:
Proceeds from stock option exercises	4,050	3,107
Purchase of treasury stock	(673)	(137)
Excess tax benefits from share-based compensation expense	1,563	1,312
Proceeds from issuance of subsidiary stock	75,000	—
Payments on debt	(18,842)	(35,603)

Net cash provided by (used) in financing activities	61,098	(31,321)

Net increase in cash and cash equivalents	80,671	5,733

Cash and cash equivalents at the beginning of period	231,807	305,890

Cash and cash equivalents at the end of period	$312,478	$311,623

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
1. Basis of Presentation
     The accompanying interim Condensed Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly present the financial position of Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) and its consolidated subsidiaries as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2006 included in the Annual Report on Form 10-K of Holdings that was filed with the SEC on March 15, 2007 (the “2006 10-K”).
     Holdings is the parent company of two principal operating subsidiaries, Atlas Air, Inc. (“Atlas”), which is wholly owned, and Polar Air Cargo Worldwide, Inc. (“Polar”), of which Holdings has a 51% economic interest and 75% voting interest as of June 28, 2007. On June 28, 2007, Polar issued shares representing a 49% economic interest and a 25% voting interest to DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”), (see Note 10 for additional discussion of the transaction). Prior to that date, Polar was wholly owned by Holdings and was the parent company of Polar Air Cargo, Inc. (“Polar LLC”). Holdings, Atlas, Polar and Polar LLC are referred to collectively as the “Company”. The Company provides air cargo and related services throughout the world, serving Asia, Australia, the Middle East, Africa, Europe, South America and the United States through: (i) contractual lease arrangements in which the Company provides the aircraft, crew, maintenance and insurance (“ACMI”); (ii) airport-to-airport scheduled air cargo service (“Scheduled Service”); (iii) military charter (“AMC Charter”); and (iv) seasonal, commercial and ad-hoc charter services (“Commercial Charter”). The Company operates only Boeing 747 freighter aircraft.
     The Company’s quarterly results have in the past been subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.
     Except for per share data, all dollar amounts are in thousands unless otherwise noted.
2. Summary of Significant Accounting Policies
Investments
     The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method. The June 30, 2007 and December 31, 2006 aggregate carrying value of the investment is $4.9 million and $4.5 million, respectively, and is included within Deposits and other assets on the Condensed Consolidated Balance Sheets.
     Atlas has dry leased three owned aircraft to this company. The leases mature on July 31, 2008. The carrying value of these leased aircraft as of June 30, 2007 and December 31, 2006 was $170.6 million and $171.9 million, respectively. The related accumulated depreciation as of June 30, 2007 and December 31, 2006 was $14.1 million and $12.8 million, respectively. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for the three aircraft was $11.4 million and $11.2 million for the three months ended June 30, 2007 and 2006, respectively and $22.8 million and $22.5 million for the six months ended June 30, 2007 and 2006, respectively.
Issuance of stock by subsidiaries
     We record gains or losses on issuances of shares by subsidiaries as other income in the consolidated statement of operations.
Property and equipment, net
     At June 30, 2007 and December 31, 2006, the Company has pre-delivery aircraft deposits of $56.1 million and $41.7 million, respectively, which includes capitalized interest of $2.8 million and $0.7 million, respectively. These amounts are included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

     In March 2007, the Company sold aircraft tail number N536MC, a Boeing 747-200, for $6.0 million and recorded a gain of approximately $1.0 million.
Concentration of Credit Risk and Significant Customers
     United States Military Airlift Mobility Command (“AMC”) charters accounted for 25.2% and 19.6% of the Company’s total revenues for the three months ended June 30, 2007 and 2006, respectively, and 28.7% and 20.8% of the Company’s total revenues for the six months ended June 30, 2007 and 2006, respectively. Accounts receivable from the AMC were $32.2 million and $23.6 million at June 30, 2007 and December 31, 2006, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 11.7% and 12.3% of the Company’s total revenues for the three months ended June 30, 2007 and 2006, respectively, and 11.5% and 12.1% of the Company’s total revenues for the six months ended June 30, 2007 and 2006, respectively. Accounts receivable from Emirates were $12.7 million and $13.3 million at June 30, 2007 and December 31, 2006, respectively. No other customer accounted for 10% or more of the Company’s total operating revenues during these periods.
Debt Discount
     At June 30, 2007, and December 31, 2006, the Company had $79.4 million and $82.9 million, respectively, of unamortized discount related to fair market value adjustments recorded against debt upon application of fresh-start accounting.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, (“SFAS 159”). This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective on January 1, 2008 and early adoption is permitted provided SFAS 157 is adopted concurrently. The Company has not yet determined the impact of SFAS 159 on its consolidated financial statements.
Reclassifications
     Certain reclassifications have been made in the prior year’s Condensed Consolidated Financial Statement amounts and related note disclosures to conform to the current year’s presentation, primarily related to the classification of Accumulated other comprehensive income.
3. Related Party Transactions
     James S. Gilmore III, a non-employee director of the Company, is a partner at the law firm of Kelley Drye & Warren LLP. The Company paid no legal fees to the firm of Kelley Drye & Warren LLP for the three months ended June 30, 2007 and less than $0.1 million for the six months ended June 30, 2007 and $0.1 million and $0.5 million for the three and six months ended June 30, 2006, respectively.
4. Segment Reporting
     The Company has four reportable segments: ACMI, Scheduled Service, AMC Charter and Commercial Charter. All reportable segments are engaged in the business of transporting air cargo but have different operating and economic characteristics which are separately reviewed by the Company’s management. The Company evaluates performance and allocates resources to its segments based upon income (loss) before income taxes, excluding post-emergence costs and related professional fees, gains on the sale of aircraft, dry leasing and other items (“Fully Allocated Contribution” or “FAC”). Management views FAC as the best measure to analyze profitability and contribution to net income or loss of the Company’s individual segments. Management allocates the cost of operating aircraft among the various segments on an average cost per type of aircraft. For ACMI, management only allocates costs of operating aircraft based on the number of aircraft dedicated to ACMI customers. Under-utilized aircraft costs are allocated to segments based on Block Hours flown for Scheduled Service, AMC Charter and Commercial Charter.
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
     The AMC Charter segment provides full-planeload charter flights to the U.S. Military through the AMC. The AMC Charter business is similar to the Commercial Charter business in that the Company is responsible for the direct operating costs of the aircraft other than the cost of fuel, which is fixed by the AMC, eliminating the risk of fuel price fluctuations. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. The Company receives reimbursement from the AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed price; if the price of fuel paid by the Company is less than the fixed price, then the Company pays the difference to the AMC.
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
     The following table sets forth revenues and FAC for the Company’s four reportable business segments reconciled to operating income (loss) and income (loss) before income taxes as required by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, for the three and six months ended June 30:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues:
ACMI	$91,252	$102,368	$175,539	$200,552
Scheduled Service	144,245	152,579	270,118	281,259
AMC Charter	93,258	71,951	207,994	145,077
Commercial Charter	28,634	27,799	44,329	48,283
All Other	13,025	11,723	26,013	23,399

Total operating revenues	$370,414	$366,420	$723,993	$698,570

FAC:
ACMI	$9,899	$12,567	$10,370	$16,047
Scheduled Service	(7,313)	(2,539)	(13,798)	(10,551)
AMC Charter	16,462	(406)	28,262	(2,052)
Commercial Charter	1,722	(1,503)	586	(4,596)

Total FAC	20,770	8,119	25,420	(1,152)

Add back (subtract):
Unallocated other	4,403	6,771	8,971	9,990

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Gain on disposal of aircraft	37	2,779	1,005	2,779
Post-emergence costs and related professional fees	(18)	(179)	(62)	(277)

Income before income taxes	25,192	17,490	35,334	11,340

(Add back) subtract:
Interest income	(3,838)	(3,627)	(7,259)	(7,242)
Interest expense	11,274	17,188	22,522	34,488
Capitalized interest	(1,121)	(158)	(1,963)	(278)
Other, net	(271)	(323)	92	(633)

Operating income	$31,236	$30,570	$48,726	$37,675

5. Commitments and Contingencies
     On September 8, 2006, Atlas and The Boeing Company (“Boeing”) entered into a purchase agreement (the “Boeing Agreement”) providing for the purchase by Atlas of 12 Boeing 747-8F freighter aircraft. The Boeing Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 aircraft expected to be in service by the end of 2011. In addition, the Boeing Agreement provides Atlas with rights to purchase up to an additional 14 Boeing aircraft, of which one is being held under option. Committed expenditures under the Boeing Agreement, including agreements for spare engines and related flight equipment, including estimated amounts for contractual price escalations, pre-delivery deposits and required option payments, will be $19.8 million for the remainder of 2007, $246.7 million in 2008, $184.1 million in 2009, $987.2 million in 2010 and $696.7 million in 2011.
Guarantees and Indemnifications
Restricted Deposits and Letters of Credit
     At June 30, 2007 and December 31, 2006, the Company had $8.1 million and $4.6 million, respectively, of restricted deposits either pledged under standby letters of credit related to collateral or for certain deposits required in the normal course of business for items, including, but not limited to, foreign exchange trades, airfield privileges, judicial and credit card deposits and insurance. These amounts are included in Deposits and other assets in the Condensed Consolidated Balance Sheets.
Legal Proceedings
     Except for the updated items below, information with respect to legal proceedings appears in Note 12 of the 2006 10-K.
Australian Competition and Consumer Commission Inquiry
     By letter dated June 28, 2007, the Australian Competition and Consumer Commission (the “ACCC”) notified Polar LLC that it would be required to furnish information and to produce documents to the ACCC in connection with matters that may constitute violations of certain provisions of the Australian Trade Practices Act. Specifically, the request for information and production of documents centers around the period of January 1, 2000 through December 31, 2005 with respect to (1) the use of fuel and security surcharges to allegedly fix, control or otherwise maintain pricing in the international air cargo markets and (2) arrangements or understandings in respect of general freight rates that allegedly fix, control or otherwise maintain the pricing of international air cargo services. Polar LLC is in the process of completing the submission of information and documentation to the ACCC as required by the request.
Department of Justice Investigation and Related Litigation
     As previously disclosed, the Company and Polar LLC are defendants in a number of class actions in the United States that relate to the Department of Justice’s investigation into the pricing practices of a number of air cargo carriers and that have now been consolidated for pre-trial purposes. The consolidated complaint universally alleges, among other things, that the defendants, including the Company and Polar LLC, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges.
     In response to this litigation, on May 30, 2007, the Company and Polar LLC commenced against each of the plaintiffs (the “Plaintiffs”) in the antitrust class action litigation an adversary proceeding (the “Injunction Action”) in the Bankruptcy Court seeking to enjoin the Plaintiffs from prosecuting against the Company and Polar LLC claims asserted in such litigation that arose prior to July 27, 2004, the date on which the Company and Polar LLC emerged from bankruptcy. Concurrently with the commencing the Injunction Action, the Company and Polar LLC moved for a preliminary injunction (the “Injunction Motion”) enjoining the defendants from proceeding with such pre-emergence claims. In the Injunction Action and the Injunction Motion, Polar LLC and the Company contend that such claims were discharged in the Company’s bankruptcy Plan of Reorganization and that the prosecution of these claims by the Plaintiffs violates such Plan and the related Confirmation Order.
     On August 6, 2007, the Plaintiffs responded to the Injunction Action and the Injunction Motion and consented to the injunctive relief requested therein. Thus, the Plaintiffs will be enjoined in the antitrust class action litigations from prosecuting against Polar LLC and the Company claims arising prior to July 27, 2004. The remaining legal issue in the Injunction Action is which forum will determine the scope of the enjoined claims (i.e., when claims arise for purposes of enforcing the injunction). Polar LLC and the Company contend that the Bankruptcy Court should determine when enjoined claims arise, and the Plaintiffs assert that this question should be determined in the context of the pending class actions. A hearing to resolve this issue is presently scheduled for September 7, 2007.
     For additional information regarding the above matters, see “Legal Proceedings — Department of Justice Investigation and Related Litigation”, as set forth in Note 12 to the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in the 2006 10-K.
Stockholder Derivative Actions
     In late 2002, stockholders of the Company filed two separate derivative actions on behalf of the Company against former officers and former members of the Company’s Board of Directors. Both actions charged that such members of the Board violated their fiduciary duties of loyalty and good faith, among other things. The Company filed a motion to dismiss these actions on May 22, 2007. The motion was unopposed and the court entered an order dated June 5, 2007 granting the relief requested and dismissing the derivative actions. For additional information regarding these matters, see “Legal Proceedings — Stockholder Derivative Actions,” as set forth in Note 12 to the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in the 2006 10-K.
Securities Class Action Complaints
     In connection with the securities class action complaints that have been filed against the Company and certain of its former directors and officers and that allege such parties violated certain provisions of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the United States District Court of the Southern District of New York has entered an order approving the settlement of these actions on a preliminary basis and setting a final approval hearing for November 9, 2007. For additional information regarding these matters, see “Legal Proceedings — Securities Class Action Complaints,” as set forth in Note 12 to the Company’s audited consolidated financial statements for the year December 31, 2006 included in the 2006 10-K.
Genesis Insurance Litigation
     The Company has finalized a settlement of its pending action against its former director and officer insurer, Genesis Insurance Company (“Genesis”). The settlement is conditioned on the final approval of the Bankruptcy Court, the dismissal of the stockholder derivative actions described above and the final approval of the related settlement of the securities class action against certain former directors and officers of the Company pending in the New York federal court that is referenced above. Under the Genesis settlement, Genesis will pay the Company approximately $1.5 million once all of the conditions to the settlement are satisfied. As noted above, the stockholder derivative actions have been dismissed and the Bankruptcy Court has approved the Genesis settlement. The last remaining condition is the final approval of the securities class action settlement. The Company is unable to predict with certainty whether the class action settlement will be approved or, if approved, when that approval will be granted. For additional information regarding these matters, see “Legal Proceedings — Adversary Action Against Genesis Insurance Company,” as set forth in Note 12 to the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in the 2006 10-K.
Trademark Matters
     In connection with a trademark dispute between the Company and Atlas Transport, on June 26, 2007, the EU Trademark Division, after considering the positions of the parties, declared the Atlas Transport trademark registration partially invalid. On June 29, 2007, Atlas Transport appealed that decision. No further actions with respect to the Company’s registration application will take place until the Atlas Transport appeal has been decided. For additional information regarding this matter, see “Legal Proceedings — Trademark Matters,” as set forth in Note 12 to the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in the 2006 10-K.
Labor
     The Air Line Pilots Association (“ALPA”) represents all of the Company’s U.S. crewmembers at both Atlas and Polar. Collectively, these employees represent approximately 51% of the Company’s workforce as of December 31, 2006. Polar’s collective bargaining agreement with ALPA became amendable in April 2007 and the Atlas collective bargaining agreement became amendable in February 2006. The Company is subject to risks of work interruption or stoppage and may incur additional administrative expenses associated with union representation of its employees.
     In November 2004, in order to increase efficiency and assist in controlling certain costs, the Company initiated steps to combine the U.S. crewmember bargaining units of Atlas and Polar. These actions are pursuant to the terms and conditions of Atlas and Polar’s collective bargaining agreements, which provide for a seniority integration process and the negotiation of a single collective bargaining agreement. ALPA has set a policy initiation date triggering the provisions of its merger policy. The Atlas and Polar crewmember seniority lists were integrated by ALPA in November 2006. However, the integrated lists cannot be implemented until a Single Collective Bargaining Agreement (“SCBA”) covering the merged crew force has been reached. ALPA and the Company have been in negotiations regarding a “Merger Protocol Letter of Agreement” addressing the manner in which the negotiations for the SCBA will be conducted. On July 11, 2007, the Company filed a grievance to compel the commencement of SCBA negotiations due to ALPA’s unwillingness to date to begin these negotiations. There is no guarantee that an arbitrator will uphold the Company’s position. Assuming the parties ultimately do enter into negotiations for the required SCBA, if those negotiations do not result in a comprehensive final agreement after nine months of direct bargaining, all unresolved issues are to be submitted to final and binding arbitration.
Atlas General Unsecured Claims
     As of June 30, 2007, the Company has made pro rata distributions of 16,988,122 of the 17,202,666 shares of common stock allocated to holders of allowed general unsecured claims against Holdings, Atlas, Airline Acquisition Corp. I and Atlas Worldwide Aviation Logistics, Inc., based on the allowed claims through December 31, 2006. One remaining distribution of 214,544 shares of common stock is expected to be made later this year or in early 2008 to general unsecured claims holders following the settlement of any remaining claims.
6. Income Per Share and Number of Common Shares Outstanding
     Basic income per share represents the income divided by the weighted average number of common shares outstanding during the measurement period. Diluted income per share represents the income divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options for the three and six months ended June 30, 2007 and 2006 were de minimis.
     The calculation of basic and diluted income per share is as follows for the three and six months ended June 30 (dollars and shares in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Numerator:
Net income	$43,185	$10,695	$49,382	$6,997

Denominator for basic earnings per share	21,175	20,591	21,110	20,554
Effect of dilutive securities:
Stock options	189	310	191	314
Restricted stock	156	193	141	195

Denominator for diluted earnings per share	21,520	21,094	21,442	21,063

Basic income per share	$2.04	$0.52	$2.34	$0.34

Diluted income per share	$2.01	$0.51	$2.30	$0.33

7. Taxes
     During the second quarter of 2007, DHL acquired a 49% equity interest in Polar (see Note 10). Due to this transaction, the Company recorded a deferred tax asset of $37.0 million, partially offset by a tax reserve liability of $9.3 million, relating to the shares of stock in Polar. The deferred tax asset was recorded under the principles of Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, since management determined that the asset would reverse in the foreseeable future.
     As a result of the recognition of this tax asset and associated reserve, income tax expense decreased by $27.7 million during the quarter. The Company’s effective tax rate results in a benefit of 71.4% and 39.8% for the three and six months ended June 30, 2007, respectively, which differs from the statutory rate primarily due to the income tax impact of this transaction. The Company’s effective tax rate of 38.9% and 38.3% for the three and six months ended June 30, 2006, respectively, differ from the statutory rate primarily due to state income tax expense and the non-deductibility of certain items for income tax purposes.
     Effective as of January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). As a result of the adoption of FIN 48, the Company performed a comprehensive review of its uncertain tax positions. These positions relate primarily to income tax benefits claimed on previously filed income tax returns for open tax years.
     During the second quarter of 2007, management determined that the potential reversal of a portion of the deferred tax asset relating to the shares of stock in Polar resulted from an uncertain tax position. The Company recorded a $9.3 million liability relating to this position under the principles of FIN 48. As a result of this additional liability, the Company’s uncertain tax positions totaled $59.8 million at June 30, 2007. The Company maintains an income tax reserve liability of $59.8 million in its financial statements to offset the tax benefits claimed, or to be claimed, on its tax returns. The Company will maintain this reserve until these uncertain positions are reviewed and resolved or until the expiration of the applicable statute of limitations, if earlier. Approximately $11.0 million of tax benefits relating to uncertain tax positions, if recognized, would impact the effective rate.
     The Company maintains a liability of $0.6 million for interest expense on its tax reserve liability. The Company computed this interest expense based on applicable statutory rates for income tax underpayments. The Company has not recorded any liability for penalties. The Company’s policy is to record interest expense and penalties, if applicable, as a component of income tax expense.
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
     The Company’s management does not anticipate that its unrecognized income tax benefits will increase or decrease by a material amount during the twelve-month period following June 30, 2007.
     The Company may begin to pay U.S. cash income taxes in 2008 and anticipates that it will pay U.S. cash income taxes starting in 2009. The Company is evaluating certain opportunities to reduce its potential U.S. income tax liability, such as accelerated tax depreciation on future aircraft acquisitions and other tax planning strategies which may allow the Company to recover U.S. cash income taxes paid in future years.
     Due to an ongoing examination, the Company expects to pay foreign income taxes in Hong Kong starting in 2007 or 2008. These taxes could be offset in the United States by a foreign tax credit. The Company expects to pay no significant foreign income taxes in jurisdictions other than Hong Kong. Two of the Company’s foreign branch operations are subject to income tax in Hong Kong. In Hong Kong, the years 2001 through 2005 are subject to and under examination for Atlas, and the years 2003 through 2005 are subject to and under examination for Polar LLC.
     For federal income tax purposes, the years 2002, 2003, 2005 and 2006 remain subject to examination. A loss claimed on an amended income tax return for 2001 is also subject to examination. During the second quarter of 2007, as previously disclosed in the 2006 10-K, the Company and the Internal Revenue Service (“IRS”) resolved an income tax examination for the year 2004. The IRS accepted the Company’s 2004 income tax return as filed. The IRS has not commenced an income tax examination for any open years, and no federal income tax examinations are in process. In addition, for state income tax purposes, no state income tax examinations are in process.
     Certain tax attributes, reflected on the Company’s federal income tax returns as filed including Net Operating Losses, differ significantly from those reflected in the Financial Statements. Such attributes are subject to future audit in the event the IRS determines to examine any open tax years.
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
     The Company began using hedge accounting in the fourth quarter of 2006. The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 133”). Under SFAS 133, all derivatives are recorded at fair value on the balance sheet. Those derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in “Accumulated other comprehensive income” until the underlying jet fuel is consumed. The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for special hedge accounting. Ineffectiveness results when the change in the total fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase jet fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded in Aircraft fuel expense in the condensed consolidated statement of operations. Likewise, if a hedge ceases to qualify for hedge accounting, those periodic changes in the fair value of derivative instruments are recorded to Aircraft fuel expense in the condensed consolidated statement of operations in the period of the change.
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
     At June 30, 2007, all of the Company’s outstanding derivative contracts were designated as cash flow hedges for accounting purposes. While outstanding, these contracts are recorded at fair value on the balance sheet with the effective portion of the change in their fair value being reflected in accumulated other comprehensive income (see Note 9). The Company has remaining purchase commitments for approximately 11.9 million gallons of jet fuel in 2007 at an average cost of $2.04 per gallon for a total commitment of $24.3 million. The contracts are for monthly uplift at various stations and all expire by December 2007. At June 30, 2007, the derivative asset value was $2.7 million and is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. At December 31, 2006, the derivative liability value was $0.1 million.
9. Comprehensive Income
     Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. The differences between net income and comprehensive income for the three and six months ended June 30 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net income	$43,185	$10,695	$49,382	$6,997
Unrealized gain (loss) on derivative instruments, net of taxes of $324 and $1,672	(551)	—	1,744	—
Other, net of taxes of $5 and $9	163	270	419	(97)

Total other comprehensive income (loss)	(388)	270	2,163	(97)

Comprehensive income	$42,797	$10,965	$51,545	$6,900

     A roll-forward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below:

			Accumulated Other
	Fuel Hedge		Comprehensive
	Derivatives	Other	Income
Balance at December 31, 2006	$(32)	$1,351	$1,319
Change in value during period,	2,295	256	2,551

Balance at March 31, 2007	2,263	1,607	3,870

Change in value during period,	(551)	163	(388)

Balance at June 30, 2007	$1,712	$1,770	$3,482

     Other is primarily composed of unrealized gains and losses on foreign currency translation.
10. DHL Investment
     On June 28, 2007, DHL acquired from Polar a 49 % equity interest, representing a 25% voting interest, in Polar in exchange for $150.0 million in cash, of which $75.0 million was paid at closing. In addition, AAWW will receive approximately $22.9 million in working capital, subject to adjustment, from DHL as additional proceeds in the second half of 2007. The remaining $75.0 million is scheduled to be paid in two equal installments (plus interest) on January 15, 2008 and November 17, 2008, subject to potential acceleration. AAWW continues to own the remaining 51% of Polar stock (75% voting). On July 27, 2007, Polar received a $30.0 million non-interest bearing refundable deposit from DHL, to be repaid by Polar within 90 days subsequent to the Commencement Date. (see below).
     Concurrently with the investment, DHL and Polar entered into a 20-year blocked space agreement (the “BSA”), Polar will provide air cargo capacity to DHL in Polar’s scheduled service network for DHL Express services (the “DHL Express Network”). On or before October 31, 2008, ( the “Commencement Date”), Polar will commence flying DHL Express’ Trans-Pacific express network. As part of the transaction to issue shares in Polar to DHL, Polar LLCs ground employees, crew, ground equipment, airline operating certificate and flight authorities, among other things, were transferred to Polar and Polar’s interest in Polar LLC was transferred to AAWW as a direct subsidiary.
     As a result of this transaction the Company recorded a deferred gain of $151.4 million to be recognized as income upon Commencement Date. In addition, upon Commencement Date, DHL is obligated to provide Polar with working capital liquidity support as needed. The remaining proceeds to be paid by DHL of $97.9 million at June 30, 2007 are recorded as Receivable from issuance of subsidiary stock as a contra equity account in the Condensed Consolidated Balance Sheets. The Company also recorded a minority interest for DHL of $12.2 million.
     Based on the various agreements entered into as a result of the issuance of the investment to DHL, the Company reviewed the structure and determined that a variable interest entity had been created. Based upon an application of the FASB’s revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 , the Company determined that it was the primary beneficiary of the variable interest entity and would continue to consolidate Polar.
     The Company’s Scheduled Service business, which historically bore all direct costs of operation regardless of customer utilization, will transfer the risk associated with such costs to DHL upon Commencement Date. Also, until Commencement Date of the DHL Express Network, AAWW will provide financial support and assume all risk and rewards of the operations of Polar, with DHL maintaining support and assuming risk of operating losses thereafter.
     Polar will continue to provide Scheduled Service to its freight forwarder and other shipping customers both prior to and after the commencement of our express network service.
     The express network service will provide contracted airport-to-airport wide-body aircraft solutions to DHL and other freight customers and shippers. The BSA and related agreements will provide the Company with a guaranteed revenue stream from the six Boeing 747-400 aircraft that have been dedicated to this venture. Over the term of the BSA, DHL will be subject to a monthly minimum block hour guarantee that is expected to provide the Company with a target level of profitability. Polar will provide DHL with guaranteed access to air cargo capacity, and the aircraft will be operated on a basis similar to Atlas’ ACMI arrangements with other customers, by employing a long-term contract that allocate capacity and mitigate yield and demand risks.
     Polar will operate six Boeing 747-400 freighter aircraft, which are being subleased from Atlas and Polar LLC from closing until ten years from the commencement of the DHL Express Network flying. In addition, Polar is operating a Boeing 747-200 freighter aircraft, also subleased from Atlas, and may continue to do so to support the DHL Express Network. Polar and Atlas have entered into a flight services agreement under which Atlas will provide Polar with maintenance and insurance for the -seven freighters, with flight crewing also to be furnished once the merger of the Polar and Atlas crew forces has been completed. Polar will have access to additional capacity through wet leasing of available Atlas aircraft. Under other separate agreements, Atlas and Polar will supply administrative, sales and ground support services to one another.
     The BSA establishes DHL capacity purchase commitments on Polar flights. Under the flight services agreement, Atlas is compensated by Polar on a per block hour basis, subject to a monthly minimum block hour guarantee, at a predetermined rate that escalates annually. DHL has the right to terminate the 20-year BSA at the fifth, tenth and fifteenth anniversaries of commencement of DHL Express Network flying and either party may terminate for cause. However, upon such termination at the fifth anniversary, DHL or Polar will be required to assume all six 747-400 freighter head leases for the entire remaining term of each such aircraft lease, each as guaranteed by DP or its creditworthy subsidiary. DHL may also terminate the BSA for cause, including an inability to meet certain departure and arrival criteria for an extended period of time, and upon certain change-of-control events, in which case DHL may be entitled to liquidated damages from Polar. Under such circumstances, DHL is further entitled to have an affiliate assume any or all of the six 747-400 freighters subleases for the remainder of the ten-year term under each such sublease, with Polar liable up to an agreed amount of such lease obligations. In the event of any termination during the ten-year sublease term, DHL is required to pay the lease obligations for the remainder of the head lease and guarantee Polar’s performance under the leases.
     In other agreements, DP guaranteed DHL’s (and Polar’s) obligations under the various transaction documents. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates.

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

ATM	Available Ton Miles, which represent the maximum available tons (capacity) per actual miles flown. It is calculated by multiplying the available capacity (tonnage) of the aircraft by the miles flown by the aircraft.

Block Hours	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

RATM	Revenue per ATM, which represents the average revenue received per available ton mile flown. It is calculated by dividing operating revenues by ATMs.

Revenue Per Block Hour	Calculated by dividing operating revenues by Block Hours.

RTM	Revenue Ton Mile, which is calculated by multiplying actual revenue tons carried by miles flown.

Load Factor	The average amount of weight flown per the maximum available capacity. It is calculated by dividing RTMs by ATMs.

Yield	The average amount a customer pays to fly one ton of cargo one mile. It is calculated by dividing operating revenues by RTMs.

A/B Checks	Low level maintenance checks performed on aircraft at an interval of approximately 400 to 1,100 flight hours.

C Checks	High level or “heavy” airframe maintenance checks, which are more intensive in scope than an A/B Check and are generally performed on an 18 to 24 month interval.

D Checks	High level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed on an interval of 6 to 10 years or 25,000 to 28,000 flight hours, whichever comes first.

FAC	Also know as Fully Allocated Contribution, income (loss) before taxes, excluding post-emergence costs and related professional fees, gains on the sale of aircraft, dry leasing and other items. We evaluate performance and allocate resources to our segments based upon this measure.
Business Strategy
     We are the leading, high quality provider of outsourced aircraft services to the global air freight market. Our principal customers are airlines, freight forwarders, the AMC and charter brokers. We provide our customers with integrated solutions, primarily freighter aircraft, and related services, to meet their time-sensitive, global supply chain needs. We provide a unique service solution to our customers by combining our large fleet of reliable and efficient wide-body freighter aircraft, with cost-effective operations and services, including crew, maintenance, flight operations and logistics support. We provide our services through operations in Asia, Europe, South America, the Middle East, Australia, Africa and the U.S.
     With our fleet of 37 wide-body, dedicated freighter aircraft, we are well positioned to benefit from the forecasted growth in the global airfreight market and the increasing demand for wide-body freighter airplanes. We believe that demand for high-efficiency wide-body freighter aircraft and related outsourcing services will increase due to growing international trade, including growth in developing markets in Asia and South America. As demand continues to increase, we believe that the supply of suitable aircraft will not keep pace with that increase in demand as a result of limited production and passenger to cargo conversion capacity. We believe our market position is further enhanced by our recent order of 12 new Boeing 747-8 freighter aircraft, scheduled to be delivered in 2010 and 2011, allowing us to be the only provider of these aircraft to the outsourced freighter market. In addition to these 12 aircraft, we hold rights to purchase up to an additional 14 Boeing 747-8 freighter aircraft, which will allow us flexibility to expand our fleet in response to market conditions.
     Our primary services are:
•	ACMI, where we provide our customers with a total air freight operations solution, including one or more dedicated aircraft, and crew, maintenance and insurance services;

•	Express network service, where we will provide contracted airport-to-airport wide-body cargo aircraft solutions to DHL and our freight forwarder and other shipping customers, commencing on or before October 31, 2008. We will continue to provide Scheduled Service to our freight forwarders and other shipping customers;

•	Charter services, which encompass two primary customer segments, the AMC, where we provide air cargo services to the U.S. Military, and Commercial Charter, where we provide all-inclusive cargo aircraft charters to commercial customers; and

•	Dry leasing, where we lease our aircraft to other commercial cargo airlines who operate those leased aircraft with their own services.
     Our strategy includes the following:
•	Provide differentiated, high quality outsourced aircraft operations and related services;

•	Deploy a fleet of cost-effective leading-edge aircraft;

•	Focus on long-term contracts;

•	Expand our service offerings to meet customer demand, and

•	Achieve significant ongoing efficiencies and productivity improvements.
     See “Business Overview” and “Business Strategy and Outlook” in the 2006 10-K for additional information.
Results of Operations
Three Months Ended June 30, 2007 and 2006
     The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.
Operating Statistics
     The table below sets forth selected operating data for the three months ended June 30:

			Increase /	Percent
	2007	2006	(Decrease)	Change

Block Hours
ACMI	15,283	17,292	(2,009)	(11.6%)
Scheduled Service	10,164	10,090	74	0.7%
AMC Charter	5,459	4,565	894	19.6%
Commercial Charter	1,837	1,822	15	0.8%
All Other	151	215	(64)	(29.8%)

Total Block Hours	32,894	33,984	(1,090)	(3.2%)

Revenue Per Block Hour
ACMI	$5,971	$5,920	$51	0.9%
AMC Charter	$17,083	$15,761	$1,322	8.4%
Commercial Charter	$15,587	$15,257	$330	2.2%

Scheduled Service Traffic
RTM’s (000’s)	376,275	376,986	(711)	(0.2%)
ATM’s (000’s)	593,816	597,889	(4,073)	(0.7%)
Load Factor	63.4%	63.1%	3 bps	0.5%
RATM	$0.243	$0.255	$(0.012)	(4.8%)
Yield	$0.383	$0.405	$(0.022)	(5.4%)

Fuel
Scheduled Service and Commercial
Charter
Average fuel cost per gallon	$2.12	$2.06	$0.06	2.9%
Fuel gallons consumed (000’s)	38,880	40,063	(1,183)	(3.0%)
AMC
Average fuel cost per gallon	$2.25	$2.20	$0.05	2.3%
Fuel gallons consumed (000’s)	17,710	14,831	2,879	19.4%

Fleet (average during the period)
Operating Aircraft count*	32.0	38.1	(6.1)	(16.0%)
Dry Leased **	5.0	3.0	2.0	66.7%

*	The operating aircraft count includes the three aircraft held for sale and the two aircraft available for lease at June 30, 2006 as these aircraft were operated during the quarter; all of such aircraft were subsequently sold or dry leased.

**	Third party dry leased and out of service aircraft are not included in the operating fleet aircraft count average.
Operating Revenues
     The following table compares our operating revenues for the three months ended June 30:

			Increase /	Percent
	2007	2006	(Decrease)	Change

Operating Revenues
ACMI	$91,252	$102,368	$(11,116)	(10.9%)
Scheduled Service	144,245	152,579	(8,334)	(5.5%)
AMC Charter	93,258	71,951	21,307	29.6%
Commercial Charter	28,634	27,799	835	3.0%
Other revenue	13,025	11,723	1,302	11.1%

Total operating revenues	$370,414	$366,420	$3,994	1.1%

     ACMI revenue decreased as a result of our sale and dry lease of aircraft previously operated in the Boeing 747-200 ACMI market, however the Revenue per Block Hour increased slightly. ACMI Block Hours were 15,283 for the second quarter of 2007, compared with 17,292 for the second quarter of 2006, a decrease of 2,009 Block Hours, or 11.6%. Revenue per Block Hour was $5,971 for the second quarter of 2007, compared with $5,920 for the second quarter of 2006, an increase of $51 per Block Hour, or 0.9%. The increase in rate per Block Hour reflects a slightly higher proportional Boeing 747-400 usage in this segment as demand for our Boeing 747-400 capacity remains strong and all capacity is contracted throughout 2007. We also deployed one Boeing 747-200 from the ACMI segment into our Charter operations in order to capitalize on increasing customer demand. Total aircraft supporting ACMI, excluding dry leased aircraft as of June 30, 2007, were one Boeing 747-200 aircraft and 10 Boeing 747-400 aircraft, compared with two Boeing 747-200 aircraft and 10 Boeing 747-400 aircraft supporting ACMI at June 30, 2006.
     Scheduled Service revenue reflected a challenging Yield environment on certain routes in the trans-Pacific market and a proactive redeployment of capacity to the South American and Trans-Atlantic markets. The decrease in Yield during 2007 is driven by increased capacity in key Asian markets. In addition, increased capacity in the South American markets generated lower average Yields commensurate with the substantially shorter length of haul. We reduced capacity on other routes to help mitigate the reduction in Yield. RTMs in the Scheduled Service segment were 376.3 million on a total capacity of 593.8 million ATMs in the second quarter of 2007, compared with RTMs in the Scheduled Service segment were 377.0 million on a total capacity of 597.9 million ATMs in the second quarter of 2006. Block Hours were 10,164 in the second quarter of 2007, compared with 10,090 for the second quarter of 2006, an increase of 74, or 0.7%. Load Factor was 63.4% with a Yield of $0.383 in the second quarter of 2007, compared with a Load Factor of 63.1% with a Yield of $0.405 in the second quarter of 2006, representing an increase of 0.5% and a decrease of 5.4%, respectively. RATM in our Scheduled Service segment was $0.243 in the second quarter of 2007, compared with $0.255 in the second quarter of 2006, representing a decrease of 4.8%.
     AMC Charter revenue benefited from increased demand for expansion business from the AMC and our ability to flexibly deploy additional assets to respond to the opportunity. AMC Charter Block Hours were 5,459 for the second quarter of 2007, compared with 4,565 for the second quarter of 2006, an increase of 894 Block Hours, or 19.6%. Revenue per Block Hour was $17,083 for the second quarter of 2007, compared with $15,761 for the second quarter of 2006, an increase of $1,322 per Block Hour, or 8.4%. The increase in rate was primarily due to an increase in the AMC’s charter rate per ton mile flown, which reflects both fuel and cost increases. As we reduced capacity in the Boeing 747-200 ACMI business, we were able to shift capacity to our more profitable AMC Charter to maximize utilization.
     Commercial Charter revenue increased primarily due to an increased sales focus on opportunities in the oil and gas, heavy industry and high-tech segments, among others. Such focus resulted in a slightly higher volume of Commercial Charter flights and an increase in Revenue per Block Hour. Commercial Charter Block Hours were 1,837 for the second quarter of 2007, compared with 1,822 for the second quarter of 2006, an increase of 15, or 0.8%. Revenue per Block Hour was $15,587 for the second quarter of 2007, compared with $15,257 for the second quarter of 2006, an increase of $330 per Block Hour, or 2.2%.
     Total Operating Revenue increased 1.1% in the second quarter of 2007 compared with the second quarter of 2006, despite a 6.1, or 16.0%, reduction in our average operating fleet during the 2007 period. The increased revenue was primarily the result of an increase in AMC and Commercial Charter Block Hours and Revenue per Block Hour partially offset by weaker Scheduled Service market conditions in Asia and a reduction in ACMI Block Hours. We were able to increase revenue by active management of capacity between our service lines.
Operating Expenses
     The following table compares our operating expenses for the three months ended June 30:

			Increase /
	2007	2006	(Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$122,123	$115,311	$6,812	5.9%
Salaries, wages and benefits	61,438	59,099	2,339	4.0%
Maintenance, materials and repairs	37,937	43,495	(5,558)	(12.8%)
Aircraft rent	38,702	38,166	536	1.4%
Ground handling and airport fees	18,385	19,025	(640)	(3.4%)
Landing fees and other rent	18,288	17,561	727	4.1%
Depreciation and amortization	10,062	6,520	3,542	54.3%
Gain on disposal of aircraft	(37)	(2,779)	2,742	98.7%
Travel	12,610	12,589	21	0.2%
Post-emergence costs and related professional fees	18	179	(161)	(89.9%)
Other	19,652	26,684	(7,032)	(26.4%)

Total operating expense	$339,178	$335,850	$3,328	1.0%

     Aircraft fuel expense increased as a result of the increase in fuel prices offset in part by a decrease in fuel consumption. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately 212 cents for the second quarter of 2007, compared with approximately 206 cents for the second quarter of 2006, an increase of 6 cents, or 2.9%. Fuel consumption for the Scheduled Service and Commercial Charter businesses decreased 1.2 million gallons or 3.0% to 38.9 million gallons for the second quarter of 2007 from 40.1 million gallons during the second quarter of 2006. We have been able to mitigate some of the fuel price increase by hedging approximately 18.5% of our fuel utilization for the Scheduled Service business through fuel hedging implemented in the beginning of 2007. Our hedging activities represent a savings of $1.1 million for the second quarter of 2007 compared with the price paid for non-hedged fuel. The improvement in fuel burn per Block Hour is the result of our Fuelwise conservation program implemented in July 2006. The average fuel price per gallon for the AMC business was approximately 225 cents for the second quarter of 2007, compared with approximately 220 cents for the second quarter of 2006, an increase of 5 cents, or 2.3%. The AMC reimburse us for fuel price increases to the extent that fuel prices exceed the agreed upon price with the AMC. AMC Fuel consumption increased by 2.9 million gallons, or 19.4%, to 17.7 million gallons from 14.8 million gallons during the second quarter of 2006. The increase in our AMC fuel consumption corresponds to the increase of 894 Block Hours. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.
     Salaries, wages and benefits increased primarily as a result of an increase in profit sharing and incentive compensation accruals related to increased profitability compared to the second quarter of 2006.
     Maintenance materials and repair decreased primarily as a result of fewer D Checks, engine overhauls and recoveries of insurance claims from previous engine events. There were three C Checks on Boeing 747-200 aircraft in the second quarter of 2007, as compared with one C Check and one D Check on a Boeing 747-200 aircraft during the second quarter of 2006. There were 11 engine overhauls in the second quarter of 2007 compared with 13 during the second quarter of 2006.
     Aircraft rent increased slightly due to the increase in re-accommodated air transportation on other freight carriers.
     Ground handling and airport fees decreased mainly as a result of improvements in the efficiency of ground handling services in the Scheduled Service business, the primary user of such services.
     Landing fees and other rent increased primarily due to an increase in AMC and Scheduled Service Block Hours offset by a decrease in Commercial Charter activity.
     Depreciation and amortization increased primarily due to a $4.7 million increase of scrapping of spare rotable parts compared to the prior year.
     Gain on disposal of aircraft was the result of the sale of aircraft tail number N921FT, a Boeing 747-200, in 2006.
     Travel was essentially unchanged for the comparable periods.
     Post-emergence costs and related professional fees decreased due the winding down of the claims reconciliation process related to the bankruptcy proceedings.
     Other operating expenses decreased due to a decrease in professional fees of $1.6 million associated with the redesign of internal controls that occurred in 2006, a $4.9 million decrease in legal and professional fees and a $2.2 million decrease in other miscellaneous expenses offset by an increase of $0.6 million in bad debt expense. In addition 2006 was impacted by a $1.1 million benefit caused by a reduction in accrued interest and penalties from the settlement with the IRS in the second quarter of 2006.
     Total operating expense increased 1% in the second quarter of 2007 compared with the second quarter of 2006 primarily as a result of increased fuel costs and depreciation and amortization partially offset by a decrease in maintenance expense and other operating expenses.
Non-operating Expenses
     The following table compares our non-operating expenses for the three months ended June 30:

			Increase /
	2007	2006	(Decrease)	Percent Change
Non-operating Expenses
Interest income	$(3,838)	$(3,627)	$211	5.8%
Interest expense	11,274	17,188	(5,914)	(34.4%)
Capitalized interest	(1,121)	(158)	963	609.5%
Other (income) expense, net	(271)	(323)	(52)	(16.1%)

     Interest income increased primarily due to an increase in our average available cash balances during the period, augmented by a general increase in interest rates.
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
     Other (income) expense, net decreased slightly due to realized and unrealized losses on the revaluation of foreign denominated receivables into U.S. dollars. The U.S. dollar had strengthened against most foreign currencies during the period compared with the prior year when the U.S. dollar had weakened against most foreign currencies.
     Income taxes. The effective tax rate for the second quarter of 2007 results in a benefit of 71.4% compared with an effective tax expense rate of 38.9% for the second quarter of 2006. Our rates for the second quarter of 2007 reflect the recognition of a deferred tax asset of $37.0 million offset by a tax reserve of $9.3 million related to the transaction with DHL ( see Note 7). Our rates for the second quarter of 2006 differ from the statutory rate primarily due to the non-deductibility of certain items for tax purposes and the relationship of these items to our projected operating results for the year.
Segments
     Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. ACMI is only allocated costs of operating aircraft based on the number of aircraft dedicated to ACMI customers. Under-utilized aircraft costs are allocated to segments based on Block Hours flown for Scheduled Service, AMC and Commercial Charter as these aircraft are used interchangeably among these segments. Current and prior period segment FAC comparisons were significantly affected by the existence of excess Boeing 747-200 capacity in the second quarter of 2006. This excess capacity in 2006 resulted in additional fixed costs allocated to the segments that utilize Boeing 747-200 aircraft, primarily AMC and Commercial Charter. The elimination of excess capacity through sale or dry lease of Boeing 747-200 aircraft in the second half of 2006 resulted in additional fixed costs allocated to the 747-400 fleet in the second quarter of 2007 versus 2006. The prepayment of $140.8 million in floating rate debt early in the third quarter of 2006 reduced ownership costs of Boeing 747-200 aircraft which are principally deployed in the AMC and Commercial Charter segments. The following table compares our FAC for segments (see Note 4 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using FAC) for the three months ended June 30:

			Increase /	Percent
	2007	2006	(Decrease)	Change
FAC:
ACMI	$9,899	$12,567	$(2,668)	(21.2%)
Scheduled Service	(7,313)	(2,539)	(4,774)	(188.0%)
AMC Charter	16,462	(406)	16,868	4,154.7%
Commercial Charter	1,722	(1,503)	3,225	214.6%

Total FAC	$20,770	$8,119	$12,651	155.8%

ACMI Segment
     At June 30, 2007, one Boeing 747-200 aircraft and ten Boeing 747-400 aircraft were dedicated to ACMI compared with two Boeing 747-200 aircraft and ten Boeing 747-400 aircraft at June 30, 2006. One Boeing 747-200 aircraft was transferred to the AMC and Commercial Charter business segment during the second quarter of 2007. The elimination of excess Boeing 747-200 aircraft in the second half of 2006 resulted in additional fixed costs allocated to Boeing 747-400 operations in the second quarter of 2007, which reduced FAC. In addition the ACMI segment FAC decreased as a result of lower Block Hours during the second quarter of 2007, slightly offset by an increase in average rate per Block Hour reflecting a higher proportion of higher margin Boeing 747-400 Block Hours.
Scheduled Service Segment
     Scheduled Service segment FAC decreased as a result of reduced revenue performance and an increase in the allocation of fixed costs to Boeing 747-400 aircraft. The decrease in revenues is primarily the result of a reduction in Yield during 2007 driven by an overall increase in capacity in key Asian markets. In addition, increased volumes in the South American markets generated lower average Yields commensurate with the substantially shorter length of haul.
AMC Charter Segment
     FAC relating to the AMC Charter segment increased significantly as a result of increased Block Hours, an increase in the rate per Block Hour and an improvement in unit operating cost driven in part by the elimination of excess Boeing 747-200 capacity in the second half of 2006. AMC Charter revenue benefited from increased demand for expansion business from the AMC and our ability to flexibly deploy additional assets to respond to the opportunity. The combination of increased demand from the AMC combined with a lower unit operating cost on the aircraft allocated to AMC Charter has resulted in a strong FAC for the second quarter of 2007 compared with the same period in 2006.
Commercial Charter Segment
     FAC for the Commercial Charter segment increased primarily as a result of the reduction in our unit operating cost driven in part by the elimination of excess Boeing 747-200 capacity in the second half of 2006, an increase in revenue and an increase in Block Hours. The Commercial Charter segment has increased revenue as a result of an increased sales focus on opportunities in the oil and gas, heavy industry and high-tech segments, among others.

Six Months Ended June 30, 2007 and 2006
Operating Statistics
     The table below sets forth selected operating data for the six months ended June 30:

			Increase /
	2007	2006	(Decrease)	Percent Change
Block Hours
ACMI	29,440	34,066	(4,626)	(13.6%)
Scheduled Service	19,165	18,651	514	2.8%
AMC Charter	12,310	9,076	3,234	35.6%
Commercial Charter	3,037	3,264	(227)	(7.0%)
All Other	354	377	(23)	(6.1%)

Total Block Hours	64,306	65,434	(1,128)	(1.7%)

Revenue Per Block Hour
ACMI	$5,963	$5,887	$76	1.3%
AMC Charter	$16,896	$15,985	$911	5.7%
Commercial Charter	$14,596	$14,793	$(197)	(1.3%)

Scheduled Service Traffic
RTM’s (000’s)	711,359	694,017	17,342	2.5%
ATM’s (000’s)	1,116,934	1,098,496	18,438	1.7%
Load Factor	63.7%	63.2%	5 bps	0.8%
RATM	$0.242	$0.256	$(0.014)	(5.5%)
Yield	$0.380	$0.405	$(0.025)	(6.2%)

Fuel
Scheduled Service and Commercial
Charter
Average fuel cost per gallon	$2.03	$2.06	$(0.03)	(1.5%)
Fuel gallons consumed (000’s)	71,695	73,473	(1,778)	(2.4%)
AMC
Average fuel cost per gallon	$2.25	$2.20	$0.05	2.3%
Fuel gallons consumed (000’s)	39,588	29,750	9,838	33.1%

Fleet (average during the period)
Operating Aircraft count*	32.3	38.5	(6.2)	(16.1%)
Dry Leased **	5.0	3.0	2.0	66.7%

*	Includes tail number N921FT which did no commercial flying in the first half of 2006 and was sold in April of 2006. The operating aircraft count also includes the three aircraft held for sale and the two aircraft available for lease at June 30, 2006, all of which were subsequently sold or dry leased.

**	Third party dry leased and out of service aircraft are not included in the operating fleet aircraft count average.

Operating Revenues
     The following table compares our operating revenues for the six months ended June 30:

			Increase /	Percent
	2007	2006	(Decrease)	Change
Operating Revenues
ACMI	$175,539	$200,552	$(25,013)	(12.5%)
Scheduled Service	270,118	281,259	(11,141)	(4.0%)
AMC Charter	207,994	145,077	62,917	43.4%
Commercial Charter	44,329	48,283	(3,954)	(8.2%)
Other revenue	26,013	23,399	2,614	11.2%

Total operating revenues	$723,993	$698,570	$25,423	3.6%

     ACMI revenue decreased as a result of our sale and dry lease of aircraft previously operated in the Boeing 747-200 ACMI market, however the Revenue per Block Hour increased slightly. ACMI Block Hours were 29,440 for the first half of 2007, compared with 34,066 for the first half of 2006, a decrease of 4,626 Block Hours, or 13.6%. Revenue per Block Hour was $5,963 for the first half of 2007, compared with $5,887 for the first half of 2006, an increase of $76 per Block Hour, or 1.3%. The reduction in Block Hours overall is primarily the result of our sale or dry lease of aircraft previously operated in the Boeing 747-200 ACMI market. The increase in rate per Block Hour reflects a slightly higher proportional Boeing 747-400 usage in this segment as demand for our Boeing 747-400 capacity remains strong and all capacity is contracted throughout 2007. We also deployed one Boeing 747-200 from the ACMI segment into our Charter operations in order to capitalize on increasing customer demand. Total aircraft supporting ACMI, excluding dry leased aircraft as of June 30, 2007, were one Boeing 747-200 aircraft and 10 Boeing 747-400 aircraft, compared with two Boeing 747-200 aircraft and 10 Boeing 747-400 aircraft supporting ACMI at June 30, 2006.
     Scheduled Service revenue reflected a challenging Yield environment on certain routes in the trans-Pacific market and a proactive redeployment of capacity to the South American and Trans-Atlantic markets. The decrease in Yield during 2007 is driven by increased capacity in key Asian markets. In addition, increased capacity in the South American markets generated lower average Yields commensurate with the substantially shorter length of haul. We also reduced capacity on other routes to help mitigate the reduction in Yield. RTMs in the Scheduled Service segment were 711.4 million on a total capacity of 1,116.9 million ATMs in the first half of 2007, compared with RTMs of 694.0 million on a total capacity of 1,098.5 million ATMs in the first half of 2006. Block Hours were 19,165 in the first half of 2007, compared with 18,651 for the first half of 2006, an increase of 514, or 2.8%. Load Factor was 63.7% with a Yield of $0.380 in the first half of 2007, compared with a Load Factor of 63.2% and a Yield of $0.405 in the first half of 2006. RATM in our Scheduled Service segment was $0.242 in the first half of 2007, compared with $0.256 in the first half of 2006, representing a decrease of 5.5%.
     AMC Charter revenue benefited from increased demand for expansion business from the AMC and our ability to flexibly deploy additional assets to respond to the opportunity. AMC Charter Block Hours were 12,310 for the first half of 2007, compared with 9,076 for the first half of 2006, an increase of 3,234 Block Hours, or 35.6%. Revenue per Block Hour was $16,896 for the first half of 2007, compared with $15,985 for the first half of 2006, an increase of $911 per Block Hour, or 5.7%. The increase in rate was primarily due to an increase in the AMC’s charter rate per ton mile flown, which reflects both fuel and cost increases. As we reduced capacity in the ACMI and Commercial Charter business during the first quarter of 2007 and shifted capacity to AMC Charter to maximize utilization.
     Commercial Charter revenue decreased primarily as a result of a decrease in Revenue per Block Hour and lower Block Hours. Commercial Charter Block Hours were 3,037 for the first half of 2007, compared with 3,264 for the first half of 2006, a decrease of 227, or 7.0%. Revenue per Block Hour was $14,596 for the first half of 2007, compared with $14,793 for the first half of 2006, a decrease of $197 per Block Hour, or 1.3%. The decrease in Block Hours for Commercial Charter in the first half of 2007 compared with 2006 is the result of the transfer of capacity to AMC to accommodate increased demand for military charters.
     Total Operating Revenue increased 3.6% in the first half of 2007 compared with the first half of 2006, despite a 6.2, or 16.1%, reduction in our average operating fleet during the 2007 period. The increased revenue was primarily the result of an increase in AMC Block Hours partially offset by a reduction in ACMI and Commercial Charter Block Hours and weaker Scheduled Service market conditions in Asia. We were able to increase revenue by active management of capacity between our service lines.

Operating Expenses
     The following table compares our operating expenses for the six months ended June 30:

			Increase /	Percent
	2007	2006	(Decrease)	Change
Operating Expenses
Aircraft fuel	$234,434	$216,487	$17,947	8.3%
Salaries, wages and benefits	123,188	119,170	4,018	3.4%
Maintenance, materials and repairs	83,219	83,879	(660)	(0.8%)
Aircraft rent	77,123	75,955	1,168	1.5%
Ground handling and airport fees	35,706	34,910	796	2.3%
Landing fees and other rent	36,018	33,877	2,141	6.3%
Depreciation and amortization	19,637	20,045	(408)	(2.0%)
Gain on disposal of aircraft	(1,005)	(2,779)	1,774	63.8%
Travel	24,604	25,838	(1,234)	(4.8%)
Post-emergence costs and related professional fees	62	277	(215)	(77.6%)
Other	42,281	53,236	(10,955)	(20.6%)

Total operating expense	$675,267	$660,895	$14,372	2.2%

     Aircraft fuel expense increased primarily as a result of an increase in AMC fuel consumption driven by higher AMC Block Hours and higher fuel prices. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately 203 cents for the first half of 2007, compared with approximately 206 cents for the first half of 2006, a decrease of 3 cents, or 1.3% and a 1.8 million gallon, or 2.4%, decrease in fuel consumption to 71.7 million gallons for the first half of 2007 from 73.5 million gallons during the first half of 2006. We have been able to mitigate some of the fuel price increase by hedging approximately 16.4% of our fuel utilization for the Scheduled Service businesses through fuel hedging implemented in the beginning of 2007. Our hedging activities represent a savings of $1.1 million for the first half of 2007 compared with the price paid for non-hedged fuel. The improvement in fuel burn per Block Hour is the result of our Fuelwise conservation program implemented in July 2006. The average fuel price per gallon for the AMC business was approximately 225 cents for the first half of 2007, compared with approximately 220 cents for the first half of 2006, an increase of 5 cents, or 2.3%. The AMC reimburse us for fuel price increases to the extent that fuel prices exceed the agreed upon price with the AMC. AMC fuel consumption increased by 9.8 million gallons or 33.1% for the first half of 2007 to 39.6 million gallons from 29.8 million gallons during the first half of 2006. The increase in our AMC fuel consumption corresponds to the increase of 3,234 Block Hours. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.
     Salaries, wages and benefits increased primarily as a result of an increase in profit sharing and incentive compensation accruals related to increased profitability for the first half of 2007 compared to the first half of 2006.
     Maintenance materials and repair decreased primarily as a result of recoveries of insurance claims from previous engine events partially offset by increased maintenance events. There were eight C Checks on Boeing 747-200 aircraft in the first half of 2007, as compared with three C Checks on Boeing 747-200 aircraft during the first half of 2006. There were no D Checks on Boeing 747-200 aircraft in the first half of 2007 compared with three D Checks on Boeing 747-200 aircraft. There were 26 engine overhauls in the first half of 2007 compared with 23 during the first half of 2006.
     Aircraft rent increased slightly due to the increase in re-accommodated air transportation on other freight carriers.
     Ground handling and airport fees increased primarily due to an increase in Scheduled Service Block Hours and ground handling volume and trucking for the Scheduled Service business, the primary user of such services.
     Landing fees and other rent increased primarily due to an increase in AMC and Scheduled Service Block Hours offset by a decrease in Commercial Charter activity.
     Depreciation and amortization decreased primarily due to a $3.1 million decrease in depreciation on aircraft and engines as a result of the sale of aircraft, disposals and ground equipment offset by a $2.7 million increase of spare rotable parts.

     Gain on disposal of aircraft was the result of the sale of aircraft tail number N536MC in 2007 compared with the gain on the sale of aircraft tail number N921FT in 2006.
     Travel decreased primarily due to improved efficiency in crew scheduling and rate reductions.
     Post-emergence costs and related professional fees decreased due the winding down of the claims reconciliation process related to the bankruptcy proceedings.
     Other operating expenses decreased due to a decrease in professional fees of $3.5 million associated with the redesign of internal controls that occurred in 2006, a $7.2 million decrease in legal fees and professional fees, a $1.4 million reduction in insurance and a $3.0 million decrease in other miscellaneous expenses offset by an increase of $2.5 million in AMC commissions and a $0.7 million in bad debt expense. In addition 2006 was impacted by a $1.1 million benefit caused by a reduction in accrued interest and penalties from the settlement with the IRS in the second quarter of 2006.
     Total operating expense increased 2.2% in the first half of 2007 compared with the first half of 2006, primarily as a result of increased aircraft fuel expense and salaries wages and benefits partially offset by reductions in other operating expenses.
Non-operating Expenses
     The following table compares our non-operating expenses for the six months ended June 30:

			Increase /
	2007	2006	(Decrease)	Percent Change
Non-operating Expenses
Interest income	$(7,259)	$(7,242)	$17	0.2%
Interest expense	22,522	34,488	(11,966)	(34.7%)
Capitalized interest	(1,963)	(278)	1,685	606.1%
Other (income) expense, net	92	(633)	(725)	(114.5%)
     Interest income increased slightly due to an increase in our average available cash balances during the period, augmented by a general increase in interest rates.
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
     Other (income) expense, net decreased primarily due to unrealized gains on the revaluation of foreign denominated receivables into U.S. dollars. The U.S. dollar had strengthened against most foreign currencies during the period compared with the prior year when the U.S. dollar had weakened against most foreign currencies.
     Income taxes. The effective tax rate for the first half of 2007 results in a benefit of 71.4% compared with an effective tax rate of 38.3% for the first half of 2006. Our rates for the first half of 2007 reflect the recognition of a deferred tax asset of $37.0 million offset by a tax reserve of $9.3 million related to the transaction with DHL (see Note 7). Our rates for the first half of 2006 differ from the statutory rate primarily due to the non-deductibility of certain items for tax purposes and the relationship of these items to our projected operating results for the year.

Segments
     Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. ACMI is only allocated costs of operating aircraft based on the number of aircraft dedicated to ACMI customers. Under-utilized aircraft costs are allocated to segments based on Block Hours flown for Scheduled Service, AMC and Commercial Charter as these aircraft are used interchangeably among these segments. Current and prior period segment FAC comparisons were significantly affected by the existence of excess Boeing 747-200 capacity in the first half of 2006. This excess capacity in 2006 resulted in additional fixed costs allocated to the segments that utilize Boeing 747-200 aircraft, primarily AMC and Commercial Charter. The elimination of excess capacity through sale or dry lease of Boeing 747-200 aircraft in the second half of 2006 resulted in additional fixed costs allocated to the 747-400 fleet in the first half of 2007 versus 2006. The prepayment of $140.8 million in floating rate debt early in the third quarter of 2006 reduced ownership costs of the Boeing 747-200 aircraft which are principally deployed in the AMC and Commercial Charter segments. The following table compares our FAC for segments (see Note 4 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using FAC) for the six months ended June 30:

			Increase /	Percent
	2007	2006	(Decrease)	Change
FAC:
ACMI	$10,370	$16,047	$(5,677)	(35.4%)
Scheduled Service	(13,798)	(10,551)	(3,247)	(30.8%)
AMC Charter	28,262	(2,052)	30,314	1,477.3%
Commercial Charter	586	(4,596)	5,182	112.7%

Total FAC	$25,420	$(1,152)	$26,572	2,306.6%

ACMI Segment
     At June 30, 2007, one Boeing 747-200 aircraft and ten Boeing 747-400 aircraft were dedicated to ACMI compared with two Boeing 747-200 aircraft and ten Boeing 747-400 aircraft at June 30, 2006. The elimination of excess Boeing 747-200 aircraft in the second half of 2006 resulted in additional fixed costs allocated to Boeing 747-400 operations in the first half of 2007, which reduced FAC. In addition the ACMI segment FAC decreased as a result of lower Block Hours during the second quarter of 2007, slightly offset by an increase in average rate per Block Hour reflecting a higher proportion of higher margin Boeing 747-400 Block Hours.
Scheduled Service Segment
     Scheduled Service segment FAC decreased as a result of reduced revenue performance and an increase in the allocation of fixed costs to Boeing 747-400 aircraft. The decrease in revenues is primarily the result of a reduction in Yield during 2007 driven by an overall increase in capacity in key Asian markets. In addition, increased volumes in the South American markets generated lower average Yields commensurate with the substantially shorter length of haul.
AMC Charter Segment
     FAC relating to the AMC Charter segment increased significantly as a result of increased Block Hours, an increase in the rate per Block Hour and an improvement in unit operating cost driven in part by the elimination of excess Boeing 747-200 capacity in the second half of 2006. AMC Charter revenue benefited from increased demand for expansion business from the AMC and our ability to deploy additional assets to respond to the opportunity. The combination of increased demand from the AMC combined with a lower unit operating cost on the aircraft allocated to AMC Charter has resulted in a strong FAC for the first half of 2007 compared with the same period in 2006.
Commercial Charter Segment
     FAC for the Commercial Charter segment increased primarily as a result of the reduction in our unit operating cost driven in part by the elimination of excess Boeing 747-200 capacity in the second half of 2006, offset in part by a decrease in revenue and a decrease in Block Hours. The decrease in Block Hours for Commercial Charter is the result of the transfer of capacity to AMC to accommodate increased demand for military charters.
Liquidity and Capital Resources
     At June 30, 2007, we had cash and cash equivalents of $312.5 million, compared with $231.8 million at December 31, 2006, an increase of $80.7 million, or 34.8%. We consider cash on hand and cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures (including Boeing 747-8F aircraft pre-delivery deposits) of approximately $54.7 million for the remainder of 2007.
     Operating Activities. Net cash provided by operating activities for the first half of 2007 was $43.9 million, compared with net cash provided by operating activities of $41.9 million for the first half of 2006. The increase in cash from operating activities is the result of improved operating results offset by an increase in deferred taxes.
     Investing Activities. Net cash used by investing activities was $24.4 million for the first half of 2007, which reflects capital expenditures of $30.4 million (including Boeing 747-8F aircraft pre-delivery deposits of $12.4 million) offset by $6.0 million in proceeds from the sale of a Boeing 747-200 aircraft. Net cash used by investing activities was $4.8 million for the first half of 2006 consisting primarily of capital expenditures of $14.1 million offset by proceeds from sale of aircraft of $8.4 million and a decrease in restricted funds held in trust of $0.9 million.
     Financing Activities. Net cash provided by financing activities was $61.1 million for the first half of 2007,

which reflects proceeds from the DHL investment of $75.0 million and $4.0 million in proceeds from stock option exercises and $1.6 million in tax benefits on restricted stock and stock options, offset by $18.8 million of payments on long-term debt and capital lease obligations and a $0.7 million purchase of treasury stock. Net cash used by financing activities was $31.3 million for the first half of 2006, which consisted primarily of $35.6 million of payments on long-term debt and capital lease obligations and a $0.1 million purchase of treasury stock offset by $3.1 million in proceeds from the exercise of stock options and a $1.3 million tax benefit on restricted stock and stock options.
Debt Agreements
     See Note 6 to the audited consolidated financial statements included in the 2006 10-K for a description of the Company’s material debt obligations and amendments thereto during the bankruptcy proceedings.
Off-Balance Sheet Arrangements
     There were no material changes in our off-balance sheet arrangements during the six months ended June 30, 2007.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2006 10-K, except as follows:
     Aviation fuel. Our results of operations in our Scheduled Service and Commercial Charter segments are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10% increase or decrease in the average cost per gallon of fuel for the second quarter of 2007. Based on actual fuel consumption during the second quarter of 2007 for the Scheduled Service and Commercial Charter business segments, such an increase or decrease would result in a change to aviation fuel expense of approximately $8.2 million for the second quarter of 2007. Fuel prices for AMC are set each September by the military and are fixed for the year and adjusted to actual costs incurred. ACMI does not present an aviation fuel market risk, as the cost of fuel is borne by the customer.
     As of June 30, 2007, we have remaining purchase commitments of approximately 11.9 million gallons of jet fuel in 2007 at an average cost of $2.04 per gallon for a total commitment of $24.3 million. The contracts are for monthly uplift at various stations through December 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     With respect to the fiscal quarter ended June 30, 2007, the information required in response to this Item is set forth in Note 5 to our Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect hereto.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We made the following repurchases of shares of our common stock during the fiscal quarter ended June 30, 2007:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares Purchased	Average Price Paid	Announced Plans or	Purchased Under the
Period	(a)	per Share	Programs (b)	Plans or Programs
April 1, 2007 through April 30, 2007	10,349	$53.49	—	—
May 1, 2007 through May 31, 2007	1,207	58.62	—	—
June 1, 2007 through June 30, 2007	—	—	—	—
Total	11,556	$54.03	—	—

(a)	This column reflects the repurchase of 11,556 shares of common stock to satisfy individual tax liabilities of our employees relating to the vesting of time based restricted shares.

(b)	We do not have any share repurchase programs.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our annual meeting of stockholders held in New York, New York on May 23, 2007, our stockholders re-elected our Board of Directors, and the shares present at the meeting were voted for or withheld from each nominee as follows:

Name	Number of Shares Voted For	Number of Shares Withheld
Robert F. Agnew	19,118,616	170,873
Timothy J. Bernlohr	18,709,228	580,261
Keith E. Butler	19,193,102	96,387
Eugene I. Davis	18,618,963	670,526
Jeffrey H. Erickson	19,249,214	40,275
William J. Flynn	19,261,253	28,236
James S. Gilmore	16,402,542	2,886,947
Carol B Hallett	19,200,547	88,942
Frederick McCorkle	19,200,547	88,942
     At the meeting, our stockholders also approved the Atlas Air Worldwide Holdings, Inc. 2007 Incentive Plan (the “2007 Plan”). The shares present at the meeting were voted on the proposal as follows: 9,728,936 shares voted for approval, 198,218 shares voted against the proposal, with 1,003 shares abstaining. There were 9,361,332 broker non-votes in respect of this proposal.
     The following is a summary of the principal features of the 2007 Plan. This summary is subject to, and qualified in its entirety by, the provisions of the 2007 Plan, which was filed as Exhibit 10 to a Form 8-K filed on May 24, 2007.
     The 2007 Plan is administered by the Compensation Committee of the Board. The purpose of the 2007 Plan is to advance the interests of the Company by providing for the grant to eligible participants of stock-based and other incentive awards. The 2007 Plan is intended to accomplish these goals by enabling the Committee to grant awards in the form of options, stock appreciation rights, restricted stock, unrestricted stock, performance awards (in cash or stock), cash awards and stock units, including restricted stock units or combinations thereof, and may waive terms and conditions of any award.
     The 2007 Plan replaces the 2004 Long Term Incentive Plan (the “Prior Plan”), and no new awards will be granted under the Prior Plan. Awards outstanding under the Prior Plan will continue to be governed by the terms of that plan and agreements under which they were granted. The Plan limits the terms of awards to ten years and prohibits the granting of awards more than ten years after the effective date of the Plan. An aggregate of 628,331 shares of common stock are reserved for issuance to participants under the Plan.
ITEM 6. EXHIBITS
     a. Exhibits
     See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.
Dated: August 8, 2007	/S/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: August 8, 2007	/S/ Michael L. Barna
Michael L. Barna
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Blocked Space Agreement between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc. dated June 28, 2007 (portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.2	Amendment No. 1 to Blocked Space Agreement dated as of July 30, 2007, between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc.

10.3	Flight Services Agreement between Atlas Air, Inc. and Polar Air Cargo Worldwide, Inc. dated June 28, 2007 (portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.4	Indemnity Agreement, dated as of June 28, 2007, among Atlas Air Worldwide Holdings, Inc., Polar Air Cargo Worldwide, Inc. and DAL Network Operations (USA), Inc.

10.5	Contribution Agreement, dated as of June 28, 2007, between Atlas Air Worldwide Holdings, Inc. and Polar Air Cargo Worldwide, Inc. (portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.6	Description of Certain Compensatory Arrangements for Non-Employee Directors of the Company.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.