Form 10-Q
period 2007-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2007-11-08
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS: As of September 30, 2007, there were 21,348,514 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets Current Assets
Cash and cash equivalents	$372,473	$231,807
Accounts receivable, net of allowance of $2,394 and $1,811, respectively	133,406	134,520
Prepaid maintenance	66,821	64,678
Deferred taxes	28,388	8,540
Prepaid expenses and other current assets	27,257	24,334

Total current assets	628,345	463,879
Other Assets
Property and equipment, net	591,470	583,271
Deposits and other assets	36,225	32,832
Lease contracts and intangible assets, net	38,420	39,798

Total Assets	$1,294,460	$1,119,780

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$21,432	$36,052
Accrued liabilities	145,145	153,063
Current portion of long-term debt and capital leases	27,064	19,756

Total current liabilities	193,641	208,871

Other Liabilities
Long-term debt and capital leases	371,580	398,885
Deferred gain	151,357	—
Deferred taxes	2,007	4,322
Other liabilities	90,246	33,858

Total other liabilities	615,190	437,065

Commitments and contingencies (Note 5)
Minority interest	12,178	—
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 21,508,748 and 20,730,719 shares issued, 21,348,514 and 20,609,317 shares outstanding (net of treasury stock) at September 30, 2007 and December 31, 2006, respectively	215	207
Additional paid-in-capital	333,139	312,690
Receivable from issuance of subsidiary stock	(97,917)	—
Common stock to be issued to creditors	2,695	7,800
Treasury stock, at cost; 160,234 and 121,402 shares, respectively	(6,599)	(4,524)
Accumulated other comprehensive income	3,215	1,319
Retained earnings	238,703	156,352

Total stockholders’ equity	473,451	473,844

Total Liabilities and Stockholders’ Equity	$1,294,460	$1,119,780

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Operating Revenues	$395,935	$361,072	$1,119,928	$1,059,642

Operating Expenses
Aircraft fuel	140,333	122,522	374,767	339,009
Salaries, wages and benefits	58,740	59,731	181,928	178,901
Maintenance, materials and repairs	38,123	32,966	121,342	116,845
Aircraft rent	39,183	38,534	116,306	114,489
Ground handling and airport fees	20,818	19,301	56,524	54,211
Landing fees and other rent	18,673	16,394	54,691	50,271
Depreciation and amortization	12,171	10,275	31,808	30,320
Gain on disposal of aircraft	—	(6,256)	(1,005)	(9,035)
Travel	12,142	11,219	36,746	37,057
Post-emergence costs and related professional fees	19	39	81	316
Other	20,373	23,482	62,654	76,718

Total operating expenses	360,575	328,207	1,035,842	989,102

Operating income	35,360	32,865	84,086	70,540

Non-operating Expenses
Interest income	(5,157)	(2,679)	(12,416)	(9,921)
Interest expense	11,150	14,216	33,672	48,704
Capitalized interest	(1,182)	219	(3,145)	(59)
Loss on extinguishment of debt	—	12,518	—	12,518
Other (income) expense, net	(112)	179	(20)	(454)

Total non-operating expenses	4,699	24,453	18,091	50,788

Income before income taxes	30,661	8,412	65,995	19,752
Income tax (benefit) expense	(1,691)	1,330	(15,739)	5,673

Net income	$32,352	$7,082	$81,734	$14,079

Income per share:

Basic	$1.52	$0.34	$3.86	$0.68

Diluted	$1.50	$0.34	$3.80	$0.67

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$81,734	$14,079
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	31,808	30,320
Accretion of debt discount	5,479	9,424
Amortization of operating lease discount	1,377	1,381
Loss on extinguishment of debt	—	12,518
Provision for (release of) allowance for doubtful accounts	580	(628)
Gain on disposal of aircraft	(1,005)	(9,035)
Amortization of debt issuance cost	—	1,011
Stock-based compensation expense	5,735	5,366
Deferred taxes	(17,782)	—
Other, net	1,960	3,032
Changes in certain operating assets and liabilities	(13,875)	(23,576)

Net cash provided by operating activities	96,011	43,892

Cash Flows from Investing Activities:
Capital expenditures	(46,962)	(25,971)
Decrease in restricted funds held in trust	—	937
Proceeds from sale of aircraft	6,000	26,380

Net cash provided by (used by) investing activities	(40,962)	1,346

Cash Flows from Financing Activities:
Proceeds from stock option exercises	5,237	3,718
Purchase of treasury stock	(2,075)	(2,267)
Excess tax benefits from share-based compensation expense	2,931	3,044
Loan fees	—	(250)
Proceeds from issuance of subsidiary stock	75,000	—
Proceeds from refundable deposit	30,000	—
Payments on debt	(25,476)	(182,536)

Net cash provided by (used by) financing activities	85,617	(178,291)

Net increase (decrease) in cash and cash equivalents	140,666	(133,053)

Cash and cash equivalents at the beginning of period	231,807	305,890

Cash and cash equivalents at the end of period	$372,473	$172,837

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2007
1. Basis of Presentation
     The accompanying interim Condensed Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly present the financial position of Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) and its consolidated subsidiaries as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2006 included in the Annual Report on Form 10-K of Holdings that was filed with the SEC on March 15, 2007 (the “2006 10-K”).
     Holdings is the parent company of two principal operating subsidiaries, Atlas Air, Inc. (“Atlas”), which is wholly owned, and Polar Air Cargo Worldwide, Inc. (“Polar”), of which Holdings has a 51% economic interest and 75% voting interest as of June 28, 2007. On June 28, 2007, Polar issued shares representing a 49% economic interest and a 25% voting interest to DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”), (see Note 10 for additional discussion of the transaction). Prior to that date, Polar was wholly owned by Holdings and was the parent company of Polar Air Cargo, Inc. (“Polar LLC”). Holdings, Atlas, Polar and Polar LLC are referred to collectively as the “Company”. The Company provides air cargo and related services throughout the world, serving Asia, the Middle East, Australia, Europe, South America, Africa and North America through: (i) contractual lease arrangements including contracts through which the Company leases an aircraft to a customer and provides value added services including , crew, maintenance and insurance (“ACMI”); (ii) airport-to-airport scheduled air cargo service (“Scheduled Service”); (iii) military charter (“AMC Charter”); and (iv) seasonal, commercial and ad-hoc charter services (“Commercial Charter”). The Company operates only Boeing 747 freighter aircraft.
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
Property and equipment, net
     At September 30, 2007 and December 31, 2006, the Company has pre-delivery aircraft deposits of $66.5 million and $41.7 million, respectively, which relate to its purchase of Boeing 747-8F aircraft and which include capitalized interest of $3.8 million and $0.7 million, respectively. These amounts are included in Property and equipment, net in the Condensed Consolidated Balance Sheets.
     In March 2007, the Company sold aircraft tail number N536MC, a Boeing 747-200, for $6.0 million and recorded a gain of approximately $1.0 million.
Concentration of Credit Risk and Significant Customers
     United States Military Airlift Mobility Command (“AMC”) charters accounted for 22.3% and 23.4% of the Company’s total revenues for the three months ended September 30, 2007 and 2006, respectively, and 26.4% and 21.7%

of the Company’s total revenues for the nine months ended September 30, 2007 and 2006, respectively. Accounts receivable from the AMC were $10.1 million and $23.6 million at September 30, 2007 and December 31, 2006, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 10.5% and 12.7% of the Company’s total revenues for the three months ended September 30, 2007 and 2006, respectively, and 11.2% and 12.3% of the Company’s total revenues for the nine months ended September 30, 2007 and 2006, respectively. Accounts receivable from Emirates were $14.3 million and $13.4 million at September 30, 2007 and December 31, 2006, respectively. No other customer accounted for 10% or more of the Company’s total operating revenues or accounts receivable during these periods.
Debt Discount
     At September 30, 2007, and December 31, 2006, the Company had $77.5 million and $82.9 million, respectively, of unamortized discount related to fair market value adjustments recorded against debt upon application of fresh-start accounting.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS 157 are effective on January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, (“SFAS 159”). This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective on January 1, 2008 and early adoption is permitted, provided that SFAS 157 is adopted concurrently. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.
Reclassifications
     Certain reclassifications have been made in the prior period’s Condensed Consolidated Financial Statement amounts and related note disclosures to conform to the current period’s presentation, primarily related to the classification of Accumulated other comprehensive income.
3. Related Party Transactions
     The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method. The September 30, 2007 and December 31, 2006 aggregate carrying value of the investment is $5.0 million and $4.5 million, respectively, and is included within Deposits and other assets on the Condensed Consolidated Balance Sheets.
     Atlas has dry leased three owned aircraft to this company. The leases mature on July 31, 2008. The carrying value of these leased aircraft as of September 30, 2007 and December 31, 2006 was $169.3 million and $171.9 million, respectively. The related accumulated depreciation as of September 30, 2007 and December 31, 2006 was $15.3 million and $12.8 million, respectively. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for the three aircraft was $10.2 million and $11.5 million for the three months ended September 30, 2007 and 2006, respectively, and $33.1 million and $34.0 million for the nine months ended September 30, 2007 and 2006, respectively.

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
     The AMC Charter segment provides full-planeload charter flights to the U.S. Military through the AMC. The AMC Charter business is similar to the Commercial Charter business in that the Company is responsible for the direct operating costs of the aircraft other than the cost of fuel, which is fixed by the AMC, eliminating the risk of fuel price fluctuations. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. The Company receives reimbursement from the AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed (“Pegged”) price. If the price of fuel paid by the Company is less than the fixed price, then the Company pays the difference to the AMC. The Pegged price for the nine months ended September 30, 2007 and 2006 was 225 cents and 220 cents, respectively.
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
     The following table sets forth revenues and FAC for the Company’s four reportable business segments reconciled to operating income (loss) and income (loss) before income taxes as required by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, for the three and nine months ended September 30:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues:
ACMI	$88,902	$94,047	$264,441	$294,599
Scheduled Service	179,236	158,458	449,354	439,717
AMC Charter	88,169	84,574	296,163	229,651
Commercial Charter	27,618	11,986	71,947	60,269
All Other	12,010	12,007	38,023	35,406

Total operating revenues	$395,935	$361,072	$1,119,928	$1,059,642

FAC:
ACMI	$12,192	$12,674	$22,562	$28,722
Scheduled Service	(2,438)	(6,772)	(16,236)	(17,324)
AMC Charter	15,935	11,389	44,197	9,338
Commercial Charter	1,139	(2,282)	1,725	(6,878)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Total FAC	26,828	15,009	52,248	13,858

Add back (subtract):
Unallocated other	3,852	(296)	12,823	9,693
Gain on disposal of aircraft	—	6,256	1,005	9,035
Loss on extinguishment of debt	—	(12,518)	—	(12,518)
Post-emergence costs and related professional fees	(19)	(39)	(81)	(316)

Income before income taxes	30,661	8,412	65,995	19,752

(Add back) subtract:
Interest income	(5,157)	(2,679)	(12,416)	(9,921)
Interest expense	11,150	14,216	33,672	48,704
Capitalized interest	(1,182)	219	(3,145)	(59)
Loss on extinguishment of debt	—	12,518	—	12,518
Other, net	(112)	179	(20)	(454)

Operating income	$35,360	$32,865	$84,086	$70,540

5. Commitments and Contingencies
     On September 8, 2006, Atlas and The Boeing Company (“Boeing”) entered into a purchase agreement (the “Boeing Agreement”) providing for the purchase by Atlas of 12 Boeing 747-8F freighter aircraft. The Boeing Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 aircraft expected to be in service by the end of 2011. In addition, the Boeing Agreement provides Atlas with rights to purchase up to an additional 14 Boeing aircraft, of which one is being held under option. Committed expenditures under the Boeing Agreement, including agreements for spare engines and related flight equipment, including estimated amounts for contractual price escalations, pre-delivery deposits and required option payments, will be $10.5 million for the remainder of 2007, $246.7 million in 2008, $184.1 million in 2009, $987.2 million in 2010 and $696.7 million in 2011.
     In addition the Company has committed to purchase 6.0 million gallons of jet fuel at a total cost of $12.2 million during the fourth quarter of 2007, as further discussed in Note 8.
Guarantees and Indemnifications
Restricted Deposits and Letters of Credit
     At September 30, 2007 and December 31, 2006, the Company had $8.6 million and $4.6 million, respectively, of restricted deposits either pledged under standby letters of credit related to collateral or for certain deposits required in the normal course of business for items, including, but not limited to, foreign exchange trades, airfield privileges, judicial and credit card deposits and insurance. These amounts are included in Deposits and other assets in the Condensed Consolidated Balance Sheets.
Legal Proceedings
     Except for the updated items below, information with respect to legal proceedings appears in Note 12 of the 2006 10-K, and as may have been updated by our Quarterly Reports for the periods ended March 31, 2007 and June 30, 2007.
Australian Competition and Consumer Commission Inquiry
     By letter dated June 28, 2007, the Australian Competition and Consumer Commission (the “ACCC”) notified Polar LLC that it would be required to furnish information and to produce documents to the ACCC in connection with matters that may constitute violations of certain provisions of the Australian Trade Practices Act. Polar LLC has submitted information and documentation to the ACCC as required by this request. On November 6, 2007, Polar LLC received a second request from the ACCC for additional information and documentation relevant to its inquiry. Polar LLC is in the process of compiling the relevant data for submission to the ACCC as required by the second request.

Brazilian Customs Claim
     Polar was cited for two alleged customs violations in Sao Paulo, Brazil relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The claims seek unpaid customs duties, taxes, penalties and interest from the date of the alleged infraction in the amounts of approximately $11.4 million and $8.8 million, respectively, based on recent exchange rates.
     The Company has presented defenses in each case to the customs authority in Campinas, Brazil. The customs authority has not yet ruled on the Company’s defense to the $8.8 million claim, and it denied the Company’s defense to the $11.4 million claim at the first level of the administrative process. On June 28, 2006, the Company filed its appeal of the administrative decision with the Council of Contributors. As required by local law, the appeal was accompanied by a judicial deposit of approximately 30% of the claimed amount. The Council of Contributors met on November 6, 2007 to decide the appeal filed by the Company. At the hearing, the Company presented additional defenses which resulted in the Council of Contributors requesting the customs authority to provide additional evidence in support of its claim. The Company will have an opportunity to respond to any new evidence. If the appeal is denied by the Council of Contributors, the Company intends to pursue further appeals in the Brazilian federal courts.
     In both cases, the Company believes that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, the Company may seek appropriate indemnity from the shipper in each claim as necessary.
     The Company is currently defending other Brazilian customs claims, the disposition of which is not expected to materially adversely affect the Company’s financial condition, results of operations and cash flows.
Department of Justice Investigation and Related Litigation
     As previously disclosed, the Company and Polar LLC are defendants in a number of class actions in the United States that relate to the Department of Justice’s investigation into the pricing practices of a number of air cargo carriers and that have now been consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company and Polar LLC, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges. The suit seeks treble damages and injunctive relief.
     On May 30, 2007, the Company and Polar LLC commenced an adversary proceeding in the Bankruptcy Court against each of the plaintiffs in the antitrust class action litigation seeking to enjoin the Plaintiffs from prosecuting claims against the Company and Polar LLC that arose prior to July 27, 2004, the date on which the Company and Polar LLC emerged from bankruptcy (the “Injunction Action”). In the Injunction Action, Polar LLC and the Company contend that such claims were discharged in the Company’s bankruptcy Plan of Reorganization and that the prosecution of these claims by the plaintiffs violates such plan and the related confirmation order.
     On August 6, 2007, the Plaintiffs consented to the injunctive relief requested, and on September 17, 2007, the Bankruptcy Court entered an order enjoining Plaintiffs from prosecuting against Polar LLC and the Company claims arising prior to July 27, 2004. The sole remaining legal issue was to determine which forum will determine the scope of the enjoined claims (i.e., when claims arise for purposes of enforcing the injunction). This issue has been withdrawn in the current action and will be addressed on a case-by-case basis.
Securities Class Action Complaints
     In connection with the securities class action complaints that have been filed against the Company and certain of its former directors and officers and that allege such parties violated certain provisions of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, the United States District Court of the Southern District of New York has entered an order approving the settlement of these actions on a preliminary basis and setting a final approval hearing for November 9, 2007. The Company is unable to predict with certainty whether the class action settlement will be approved or, if approved, when that approval will be granted. The ultimate disposition of this matter is not expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
Genesis Insurance Litigation
     As previously disclosed, the Company has finalized a settlement of its pending action against its former director and officer insurer, Genesis Insurance Company (“Genesis”). The settlement provides for a payment to the Company of approximately $1.5 million. The last remaining condition to payment is the final approval of the securities class action settlement described above, which is set for final court approval on November 9, 2007. No amounts related to the settlement of this matter have been recorded in the Financial Statements.
Labor
     The Air Line Pilots Association (“ALPA”) represents all of the Company’s U.S. crewmembers employed at both Atlas and Polar. Additionally, the Company employs 64 Crewmembers through its branch office in Stansted, England who are not represented by any union.  Collectively, these employees represent approximately 51% of the Company’s workforce as of December 31, 2006.  The Company is subject to risks of work interruption or stoppage and may incur additional administrative expenses associated with union representation of its employees.
     Polar’s collective bargaining agreement with ALPA became amendable in April 2007 and the Atlas collective bargaining agreement became amendable in February 2006. While both units have filed Railway Labor Act “Section 6” notices to begin negotiations for amended agreements, those negotiations have been placed on hold in favor of completing the merger of the two crew forces as more fully described, below.
     In November 2004, in order to increase efficiency and assist in controlling certain costs, the Company initiated steps to combine the ALPA represented crewmember bargaining units of Atlas and Polar. These actions are pursuant to the terms and conditions of Atlas and Polar’s collective bargaining agreements, which provide for a seniority integration process and the negotiation of a single collective bargaining agreement (“SCBA”).  On October 26, 2006 ALPA set a policy initiation date triggering the provisions of its merger policy and thus initiated the crewmember seniority list integration process.  This seniority list integration process was completed on November 21, 2006.  However, the integrated lists cannot be implemented until a SCBA covering the merged crew force has been reached.
     Both the current Atlas and Polar collective bargaining agreements set forth protocols for reaching an SCBA. Those protocols include nine months of direct bargaining, followed by final and binding arbitration, if required, to resolve any remaining open issues.  ALPA and the Company have also discussed a merger protocol letter agreement (“Merger Protocol Letter of Agreement”) to enhance the existing contractual protocols for reaching an SCBA.
     On July 11, 2007, the Company filed grievances under both the Atlas and Polar collective bargaining agreements to compel the commencement of SCBA negotiations.  In response, ALPA, on behalf of the Atlas crew force, only, conceded the Company’s grievance.  They also executed a Merger Protocol Letter of Agreement.  However, ALPA, on behalf of the Polar crew force, only, rejected the Company’s grievance.  The Company has moved its grievance to arbitration, and ALPA has disputed whether it can be scheduled for hearings at this time.  This preliminary issue has been submitted to the selected arbitrator, and the parties expect his decision will be rendered by mid-November. The Company cannot guarantee how the arbitrator will rule on this preliminary matter, nor how he (or his successor) may rule on the underlying issue submitted in our grievance when it is ultimately scheduled for hearings.  If the arbitrator directs the ALPA to begin the SCBA negotiations, we currently expect that process will require 12 months for completion.
Atlas General Unsecured Claims
     As of September 30, 2007, the Company has made pro rata distributions of 16,988,122 of the 17,202,666 shares of common stock allocated to holders of allowed general unsecured claims against Holdings, Atlas, Airline Acquisition Corp. I and Atlas Worldwide Aviation Logistics, Inc., based on the allowed claims through December 31, 2006. One remaining distribution of 214,544 shares of common stock is expected to be made later this year or in early 2008 to general unsecured claims holders following the settlement of any remaining claims.
Other Contingencies
     The Company has certain other contingencies resulting from litigation and claims incident to the ordinary course of business. The ultimate disposition of such other contingencies is not expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
6. Earnings Per Share and Number of Common Shares Outstanding
     Basic earnings per share represents the income divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents the income divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options for the three and nine months ended September 30, 2007 and 2006 were de minimis.
     The calculation of basic and diluted earnings per share is as follows for the three and nine months ended September 30 (dollars and shares in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Numerator:
Net income	$32,352	$7,082	$81,734	$14,079

Denominator for basic earnings per share	21,285	20,730	21,169	20,613
Effect of dilutive securities:
Stock options	165	275	182	301
Restricted stock	110	105	131	165

Denominator for diluted earnings per share	21,560	21,110	21,482	21,079

Basic earnings per share	$1.52	$0.34	$3.86	$0.68

Diluted earnings per share	$1.50	$0.34	$3.80	$0.67

7. Taxes
     The Company estimates that it will be able to claim a deduction for extraterritorial income (“ETI”) of approximately $44.0 million related to 2005 and 2006, resulting in a permanent income tax benefit of $15.4 million recorded during the third quarter. Management plans to review potential additional ETI deductions for 2002 through 2004 and for 2007. However, management has not yet reviewed these other years and cannot estimate the amount of additional benefit at this point. Management expects to perform its review in the fourth quarter. The ETI deduction is a special tax incentive for qualifying income generated outside of the U.S.
     The Company’s effective income tax rate is a benefit of 5.5% and 23.8%, respectively, for the three and nine month periods ended on September 30, 2007. The Company’s effective tax rate differs from the statutory rate primarily due to the ETI deduction recorded in the third quarter, a deferred tax asset related to Polar recorded in the second quarter (see Note 10), state income tax expense and the non-deductibility of certain items for income tax purposes.
     During the third quarter, the Company also reviewed its accounting methods utilized for income tax reporting purposes on the Company’s 2006 consolidated federal income tax return. The Company modified certain accounting methods on this return, resulting in a deferral of taxable income of approximately $100.5 million. This deferral reduced the Company’s cash income tax liability to zero for 2006 and also generated a $45.8 million net operating loss (“NOL”) carryover to 2007. As a result of this deferral of taxable income, the Company offset $7.7 million of income tax reserves against the deferred tax asset related to NOL carryforwards.
     Effective as of January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). As a result of the adoption of FIN 48, the Company performed a comprehensive review of its uncertain tax positions. These positions relate primarily to income tax benefits claimed on previously filed income tax returns for open tax years.
     As a result of the adoption of FIN 48, the Company recorded $0.9 million of additional income tax benefits related to uncertain tax positions. The company also recorded $0.3 million of interest expense related to uncertain tax positions, resulting in the recognition of a net asset of $0.6 million. The Company recorded the asset through retained earnings in accordance with the standards for the adoption of FIN 48.
     The Company increased its income tax reserves related to DHL’s investment in Polar by $0.3 million. As a result of this adjustment and the release of income tax reserves indicated above, the Company maintains an income tax reserve liability of $52.4 million in its financial statements to offset the tax benefits claimed, or to be claimed, on its tax returns. The Company will maintain this reserve until these uncertain positions are reviewed and resolved or until the expiration of the applicable statute of limitations, if earlier. Approximately $11.3 million of tax benefits relating to uncertain tax positions, if recognized, would reduce the effective tax rate. The Company’s gross amount of uncertain tax positions totaled $145.4 million at September 30, 2007.
     The Company maintains a liability for interest expense regarding its tax reserve liability. During the third quarter of 2007, the Company reduced its liability for interest expense by $0.4 million, resulting in a liability balance of $0.2 million at September 30, 2007. The reduction is due primarily to additional NOLs generated by tax accounting method changes reflected on the Company’s 2006 return. The Company computed this interest expense based on applicable statutory rates for potential income tax underpayments. The Company has not recorded any liability for penalties. The Company’s policy is to record interest expense and penalties, if applicable, as a component of income tax expense.
     The Company’s management does not anticipate that its unrecognized income tax benefits will increase or decrease by a material amount during the twelve-month period following September 30, 2007.
     In Hong Kong, the years 2001 through 2005 are subject to and under examination for Atlas, and the years 2003 through 2005 are subject to and under examination for Polar LLC. No assessment of additional taxes has been proposed or discussed with respect to the on-going examinations in Hong Kong.
     For federal income tax purposes, the years 2002, 2003, 2005 and 2006 remain subject to examination. A loss claimed on an amended income tax return for 2001 is also subject to examination. During the second quarter of 2007, the Company and the Internal Revenue Service (“IRS”) resolved an income tax examination for the year 2004. The IRS accepted the Company’s 2004 income tax return as filed. The IRS has not commenced an income tax examination for any open years, and no federal income tax examinations are in process. In addition, for state income tax purposes, no state income tax examinations are in process.
     Certain tax attributes, reflected on the Company’s federal income tax returns as filed including NOLs, differ significantly from those reflected in the Financial Statements. Such attributes are subject to future audit in the event the IRS determines to examine any open tax years.
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
     Ineffectiveness is inherent in hedging jet fuel with derivative transactions based on other refined petroleum products due to the differences in commodities. For example, using heating oil futures to hedge jet fuel will likely lead to some ineffectiveness. Ineffectiveness may also occur due to a slight difference in timing between the derivative delivery period and the Company’s irregular uplift of jet fuel. Due to the volatility in markets for crude oil and related product and the daily uplift amounts, the Company is unable to predict precisely the amount of ineffectiveness for each period. The Company will follow the SFAS 133 requirements and report any expected ineffectiveness. This may result in increased volatility in the Company’s results.
     At September 30, 2007, all of the Company’s outstanding derivative contracts were designated as cash flow hedges for accounting purposes. While outstanding, these contracts are recorded at fair value on the balance sheet with the effective portion of the change in their fair value being reflected in Accumulated other comprehensive income (see Note 9). The Company has remaining purchase commitments for approximately 6.0 million gallons of jet fuel in 2007 at an average cost of $2.05 per gallon for a total commitment of $12.2 million. The contracts are for monthly uplift at various stations and all expire by the end of December 2007. At September 30, 2007, the derivative asset value was $2.1 million and is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. At December 31, 2006, the derivative liability value was $0.1 million.
9. Comprehensive Income
     Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. The differences between net income and comprehensive income for the three and nine months ended September 30 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income	$32,352	$7,082	$81,734	$14,079
Unrealized gain (loss) on derivative instruments, net of 2007 taxes of ($243) and $781	(414)	—	1,330	—
Other, net of 2007 taxes of $119 and $358	147	670	566	544

Total other comprehensive income (loss)	(267)	670	1,896	544

Comprehensive income	$32,085	$7,752	$83,630	$14,623

     A roll-forward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below:

			Accumulated Other
	Fuel Hedge		Comprehensive
	Derivatives	Other	Income
Balance at December 31, 2006	$(32)	$1,351	$1,319
Change in value during period,	1,330	566	1,896

Balance at September 30, 2007	$1,298	$1,917	$3,215

     Other is primarily composed of unrealized gains and losses on foreign currency translation.
10. DHL Investment
     On June 28, 2007, DHL acquired from Polar a 49 % equity interest, representing a 25% voting interest, in Polar in exchange for $150.0 million in cash, of which $75.0 million was paid at closing. In addition, AAWW will receive approximately $22.9 million in working capital, subject to adjustment, from DHL as additional proceeds in the fourth quarter of 2007. The remaining $75.0 million is scheduled to be paid in two equal installments (plus interest) on January 15, 2008 and November 17, 2008, subject to potential acceleration. AAWW continues to own the remaining 51% of Polar stock (75% voting). On July 27, 2007, Polar received a $30.0 million non-interest bearing refundable deposit from DHL, to be repaid by Polar the earlier of 90 days subsequent to the blocked space agreement (the “BSA”) Commencement Date (as defined below) or January 31, 2009.
     Concurrently with the investment, DHL and Polar entered into a 20-year BSA, Polar will provide air cargo capacity to DHL in Polar’s scheduled service network for DHL Express services (the “DHL Express Network”). On or before October 27, 2008, (the “Commencement Date”), Polar will commence flying DHL Express’ trans-Pacific express network. As part of the transaction to issue shares in Polar to DHL, Polar LLCs ground employees, crew, ground equipment, airline operating certificate and flight authorities, among other things, were transferred to Polar and Polar’s interest in Polar LLC was transferred to AAWW as a direct subsidiary.
     As a result of this transaction, the Company recorded a deferred gain of $151.4 million to be recognized as income upon the Commencement Date. In addition, upon the Commencement Date, DHL is obligated to provide Polar with working capital liquidity support as needed. The remaining proceeds to be paid by DHL of $97.9 million at September 30, 2007 are recorded as Receivable from issuance of subsidiary stock as a contra equity account in the Condensed Consolidated Balance Sheets. The Company also recorded a minority interest for DHL of $12.2 million.
     Based on the various agreements entered into as a result of the issuance of the investment to DHL, the Company reviewed the structure and determined that a variable interest entity had been created. Based upon an application of the

FASB’s revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 , the Company determined that it was the primary beneficiary of the variable interest entity and, as a result, it would continue to treat Polar as a consolidated subsidiary for financial reporting purposes.
     The Company’s Scheduled Service business, which historically bore all direct costs of operation, regardless of customer utilization, will transfer the risk associated with such costs to DHL upon the Commencement Date.  Also, until the Commencement Date of the DHL Express Network, AAWW will provide both financial support and assume all risk and rewards of the operations of Polar, with DHL maintaining support and assuming risk of operating losses thereafter.
     Polar will continue to provide Scheduled Service to its freight forwarder and other shipping customers both prior to and after the commencement of our express network service.
     The express network service will provide contracted airport-to-airport wide-body aircraft solutions to DHL and other freight customers and shippers.  The BSA and related agreements will provide the Company with a guaranteed revenue stream from the six Boeing 747-400 aircraft that have been dedicated to this venture.  Over the term of the BSA, DHL will be subject to a monthly minimum block hour guarantee that is expected to provide the Company with a target level of profitability. Polar will provide DHL with guaranteed access to air cargo capacity, and the aircraft will be operated on a basis similar to Atlas’ ACMI arrangements with other customers, by employing a long-term contract that allocates capacity and mitigates yield and demand risks.
     As a result of this transaction, Polar will operate six Boeing 747-400 freighter aircraft, which are being subleased from Atlas and Polar LLC, from closing until ten years from the commencement of the DHL Express Network flying. In addition, Polar is operating a Boeing 747-200 freighter aircraft, also subleased from Atlas, and may continue to do so to support the DHL Express Network. Polar and Atlas have entered into a flight services agreement under which Atlas will provide Polar with maintenance and insurance for the seven freighters, with flight crewing also to be furnished once the merger of the Polar and Atlas crew forces has been completed. Polar will have access to additional capacity through wet leasing of available Atlas aircraft. Under other separate agreements, Atlas and Polar will supply administrative, sales and ground support services to one another.
     The BSA establishes DHL capacity purchase commitments on Polar flights. Under the flight services agreement, Atlas is compensated by Polar on a per block hour basis, subject to a monthly minimum block hour guarantee, at a predetermined rate that escalates annually. DHL has the right to terminate the 20-year BSA at the fifth, tenth and fifteenth anniversaries of commencement of DHL Express Network flying. However, in the event of such a termination at the fifth anniversary, DHL or Polar will be required to assume all six 747-400 freighter head leases for the entire remaining term of each such aircraft lease, each as guaranteed by DP or a creditworthy subsidiary. Either party may terminate for cause at any time. With respect to DHL, cause includes Polar’s inability to meet certain departure and arrival criteria for an extended period of time and upon certain change-of-control events, in which case DHL may be entitled to liquidated damages from Polar. Under such circumstances, DHL is further entitled to have an affiliate assume any or all of the six 747-400 freighter subleases for the remainder of the ten-year term under each such sublease, with Polar liable up to an agreed amount of such lease obligations. In the event of any other termination during the ten-year sublease term, DHL is required to pay the lease obligations for the remainder of the head lease and guarantee Polar’s performance under the leases.
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

ATM	Available Ton Miles, which represent the maximum available tons (capacity) per actual miles flown. It is calculated by multiplying the available capacity (tonnage) of the aircraft by the miles flown by the aircraft.

Block Hours	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

RATM	Revenue per ATM, which represents the average revenue received per available ton mile flown. It is calculated by dividing operating revenues by ATMs.

Revenue Per Block Hour	Calculated by dividing operating revenues by Block Hours.

RTM	Revenue Ton Mile, which is calculated by multiplying actual revenue tons carried by miles flown.

Load Factor	The average amount of weight flown per the maximum available capacity. It is calculated by dividing RTMs by ATMs.

Yield	The average amount a customer pays to fly one ton of cargo one mile. It is calculated by dividing operating revenues by RTMs.

A/B Checks	Low level maintenance checks performed on aircraft at an interval of approximately 400 to 1,100 flight hours.

C Checks	High level or “heavy” airframe maintenance checks, which are more intensive in scope than an A/B Checks and are generally performed on 18 to 24 month intervals.

D Checks	High level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed on an interval of 6 to 10 years or 25,000 to 28,000 flight hours, whichever comes first.

FAC	Fully Allocated Contribution consists of income (loss) before taxes, excluding post-emergence costs and related professional fees, gains on the sale of aircraft, dry leasing and other items. We evaluate performance and allocate resources to our segments based upon this measure.
Business Strategy
     We are the leading provider of aircraft and outsourced aircraft operating solutions to the global air freight industry. We manage and operate the world’s largest fleet of 747 freighters. We provide a unique and compelling value proposition to our customers by giving them access to new production freighters that deliver the highest reliability and lowest unit cost in the marketplace combined with outsourced aircraft operating services that lead the industry in terms of quality and global scale. Our customers include airlines, freight forwarders, the U.S. military and charter brokers. We provide our services through operations in Asia, the Middle-East, Australia, Europe, South America, Africa and North America.

     Since our initial certification from the FAA in 1993, we have substantially grown our fleet to its current size of 37 aircraft and our operating revenues from approximately $40.9 million in 1993 to approximately $1.5 billion in 2006. AAWW is a holding company with two principal operating subsidiaries; Atlas, which is wholly owned, and Polar of which Holdings has a 51% economic interest and 75% voting interest as of June 28, 2007. On June 28, 2007, Polar issued shares representing a 49% economic interest and a 25% voting interest to DHL.
     We believe that demand for high-efficiency wide-body freighter aircraft and related outsourced aircraft operating solutions will increase due to growing international trade, in particular, growth in developing markets in Asia and South America. According to industry studies, global cargo traffic, measured in revenue tonne-kilometers is expected to triple over the next two decades. As demand continues to increase, we believe that the supply of suitable freighter aircraft will not keep pace with this increase in demand as a result of limited production capacity, limited passenger-to-freight conversion capacity and the anticipated retirement of aging aircraft currently operating in the world fleet.
     Our existing fleet of 37 wide-body, dedicated freighter aircraft, which includes 20 modern, high-efficiency, Boeing 747-400 aircraft, and our complementary operating solutions, uniquely position us to benefit from the forecasted growth in the global air freight market and the increasing demand for wide-body freighter airplanes. Our market position is further enhanced by our recent order of 12 new Boeing 747-8 freighter aircraft, scheduled to be delivered in 2010 and 2011. This will allow us to be the only provider of these aircraft to the outsourced freighter market. In addition to these 12 aircraft, we also hold rights to purchase up to an additional 14 747-8 aircraft, providing us with flexibility to expand our fleet in response to market conditions.
     Our primary services are:
•	Freighter aircraft leasing services which includes:
•	Fully outsourced aircraft operating solutions (also known as wet leasing or ACMI). An ACMI lease is a contract for the use of one or more dedicated aircraft together with complementary operating services. We typically contract these services for three to five year periods on Boeing 747-400s and for shorter periods on Boeing 747-200s. Our outsourced operating solutions include crew, maintenance and insurance for the aircraft, while customers assume fuel, yield and demand risk;

•	Aircraft-only leasing solutions (also known as dry leasing). We typically contract these services to third parties for one or more dedicated aircraft for three to five year periods. Dry leasing usually involves the leasing of aircraft to customers who are responsible for crew, maintenance and insurance and who assume fuel, yield and demand risk;

•	Express network ACMI, where Polar will provide outsourced airport-to-airport wide-body cargo aircraft solutions to DHL Network Operations (USA), Inc. (DHL). After the commencement of this service, which will be no later than October of 2008, AAWW will provide dedicated aircraft operations with six 747-400 aircraft servicing the requirements of DHL’s trans-Pacific express operations. Polar will continue to provide Scheduled Service to our freight forwarder and other shipping customers, but post commencement, DHL will assume the retail commercial risk of the operation.
•	Charter services, which encompass two primary customer segments, AMC Charter, where we provide freighter operations to the U.S. military, and Commercial Charter, where we provide all-inclusive freighter operations to commercial customers.
     Our strategy includes the following:
•	Actively manage our fleet with a focus on leading-edge aircraft

•	Accelerate fleet growth and expand our leasing services

•	Focus on securing long-term contracts

•	Drive significant and ongoing efficiencies and productivity improvements

•	Selectively evaluate future acquisitions and alliances

See “Business Overview” and “Business Strategy and Outlook” in the 2006 10-K for additional information.
Results of Operations
Three Months Ended September 30, 2007 and 2006
     The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.
Operating Statistics
     The table below sets forth selected operating data for the three months ended September 30:

			Increase /	Percent
	2007	2006	(Decrease)	Change
Block Hours
ACMI	14,681	15,773	(1,092)	(6.9%)
Scheduled Service	11,689	10,269	1,420	13.8%
AMC Charter	5,272	5,196	76	1.5%
Commercial Charter	1,766	840	926	110.2%
All Other	190	198	(8)	(4.0%)

Total Block Hours	33,598	32,276	1,322	4.1%

Revenue Per Block Hour
ACMI	$6,056	$5,963	$93	1.6%
AMC Charter	16,724	16,277	447	2.7%
Commercial Charter	15,639	14,269	1,370	9.6%
Scheduled Service Traffic
RTM’s (000’s)	439,203	384,061	55,142	14.4%
ATM’s (000’s)	679,960	610,307	69,653	11.4%
Load Factor	64.6%	62.9%	17 pts	2.7%
RATM	$0.264	$0.260	$0.004	1.5%
Yield	$0.408	$0.413	$(0.005)	(1.2%)
Fuel
Scheduled Service and Commercial Charter
Average fuel cost per gallon	$2.24	$2.26	$(0.02)	(0.9%)
Fuel gallons consumed (000’s)	45,241	37,464	7,777	20.8%
AMC
Pegged fuel cost per gallon	$2.25	$2.20	$0.05	2.3%
Fuel gallons consumed (000’s)	17,284	17,137	147	0.9%
Fleet (average during the period)
Operating Aircraft count	32.0	32.0	—	—
Dry Leased *	5.0	3.0	2.0	66.7%
Out of service *	—	6.0	(6.0)	100.0%

*	Third party dry leased and out of service (including held for sale) aircraft are not included in the operating fleet aircraft count average.
Operating Revenues
     The following table compares our operating revenues for the three months ended September 30:

			Increase /	Percent
	2007	2006	(Decrease)	Change
Operating Revenues
ACMI	$88,902	$94,047	$(5,145)	(5.5%)
Scheduled Service	179,236	158,458	20,778	13.1%
AMC Charter	88,169	84,574	3,595	4.3%
Commercial Charter	27,618	11,986	15,632	130.4%
Other revenue	12,010	12,007	3	0.0%

Total operating revenues	$395,935	$361,072	$34,863	9.7%

     ACMI revenue decreased as a result of operating one fewer Boeing 747-200 aircraft in ACMI service during the quarter. We redeployed one Boeing 747-200 from the ACMI segment to our Charter operations in order to capitalize on increasing customer demand in the Commercial Charter Segment. Revenue Per Block Hour increased slightly in the quarter because a higher proportion of hours were flown by the higher-yielding Boeing 747-400. ACMI Block Hours were 14,681 for the third quarter of 2007, compared with 15,773 for the third quarter of 2006, a decrease of 1,092 Block Hours, or 6.9%. Total aircraft contractually supporting ACMI, excluding dry leased aircraft as of September 30, 2007, were one Boeing 747-200 aircraft and ten Boeing 747-400 aircraft, compared with two Boeing 747-200 aircraft and ten Boeing 747-400 aircraft supporting ACMI at September 30, 2006. Revenue Per Block Hour was $6,056 for the third quarter of 2007, compared with $5,963 for the third quarter of 2006, an increase of $93 per Block Hour, or 1.6%. Currently ten of our Boeing 747-400 and two of our Boeing 747-200 aircraft are deployed in ACMI. A customer contract for one Boeing 747-200 supporting ACMI in 2007 was recently extended through December of 2008 and a second is currently being used on a short-term basis.
     Scheduled Service revenue increased by 13.1% on an 11.4% increase in ATMs during the third quarter of 2007 compared with the same period in 2006. The improvement in revenue was driven by our proactive redeployment of capacity earlier in the year to meet the steady demand from the South American and trans-Atlantic markets and an improvement in the trans-Pacific market during September of 2007. RATM for the third quarter of 2007 improved compared with the second quarter of 2007 as we continued to optimize capacity within our network and due to improved demand heading into the seasonally strong fourth quarter. RTMs in the Scheduled Service segment were 439.2 million on a total capacity of 680.0 million ATMs in the third quarter of 2007, compared with RTMs in the Scheduled Service segment of 384.1 million on a total capacity of 610.3 million ATMs in the third quarter of 2006. Block Hours were 11,689 in the third quarter of 2007, compared with 10,269 for the third quarter of 2006, an increase of 1,420, or 13.8%. Load Factor was 64.6% with a Yield of $0.408 in the third quarter of 2007, compared with a Load Factor of 62.9% with a Yield of $0.413 in the third quarter of 2006, representing an increase of 2.7% and a decrease of 1.2%, respectively. RATM in our Scheduled Service segment was $0.264 in the third quarter of 2007, compared with $0.260 in the second quarter of 2006, representing an increase of 1.5%.
     AMC Charter revenue benefited from a slight increase in demand as overseas deployment of U.S. forces continued at a high rate. The AMC continued to satisfy the bulk of its demand through short-notice expansion flying, and we were able to capture much of this flying because of our ability to respond quickly to AMC requirements. AMC Charter Block Hours were 5,272 for the third quarter of 2007, compared with 5,196 for the third quarter of 2006, an increase of 76 Block Hours, or 1.5%. Revenue Per Block Hour was $16,724 for the third quarter of 2007, compared with $16,277 for the third quarter of 2006, an increase of $447 per Block Hour, or 2.7%. The increase in rate was primarily due to an increase in the AMC’s charter rate per ton mile flown, which is calculated on a cost-plus basis and is adjusted annually on October 1st.
     Commercial Charter revenue increased significantly year over year. Our continuing strategic focus on Charter opportunities resulted in a significantly higher volume of Commercial Charter flights and an increase in Revenue Per Block Hour. Commercial Charter Block Hours were 1,766 for the third quarter of 2007, compared with 840 for the third quarter of 2006, an increase of 926, or 110.2%. Revenue Per Block Hour was $15,639 for the third quarter of 2007, compared with $14,269 for the third quarter of 2006, an increase of $1,370 per Block Hour, or 9.6%.
     Other revenue was unchanged. An increase in revenue from two additional Boeing 747-200 leases to third parties was offset by a reduction in lease rates on three Boeing 747-400 leases to our 49% affiliate.
     Total Operating Revenue increased 9.7% in the third quarter of 2007 compared with the third quarter of 2006. Approximately 40% of this increase is attributable to an increase in total Block Hours flown, and the remaining improvement is attributable to increases in average Revenue Per Block Hour of 5.6% including the impact of a change in our mix of flying. Compared with the prior year, we reduced flying in the ACMI segment, which has lower revenue per Block Hour, and increased AMC, Scheduled Service and Commercial Charter flying, which have higher Revenue Per Block Hour. We optimize revenue through active allocation of capacity between our service segments depending on market conditions and opportunities.
Operating Expenses
     The following table compares our operating expenses for the three months ended September 30:

			Increase /	Percent
	2007	2006	(Decrease)	Change
Operating Expenses
Aircraft fuel	$140,333	$122,522	$17,811	14.5%
Salaries, wages and benefits	58,740	59,731	(991)	(1.7%)
Maintenance, materials and repairs	38,123	32,966	5,157	15.6%
Aircraft rent	39,183	38,534	649	1.7%
Ground handling and airport fees	20,818	19,301	1,517	7.9%
Landing fees and other rent	18,673	16,394	2,279	13.9%
Depreciation and amortization	12,171	10,275	1,896	18.5%
Gain on disposal of aircraft	—	(6,256)	(6,256)	(100.0%)
Travel	12,142	11,219	923	8.2%
Post-emergence costs and related professional fees	19	39	(20)	(51.3%)
Other	20,373	23,482	(3,109)	(13.2%)

Total operating expense	$360,575	$328,207	$32,368	9.9%

     Aircraft fuel expense increased as a result of an increase in fuel consumption offset by a slight decrease in fuel prices (after the effect of hedging). As a result of Block Hour increases, fuel consumption for the Scheduled Service and Commercial Charter businesses increased by 7.8 million gallons or 20.8% to 45.2 million gallons for the third quarter of 2007 compared with 37.5 million gallons during the third quarter of 2006. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately 224 cents for the third quarter of 2007 (including the effect of hedges), compared with approximately 226 cents for the third quarter of 2006, a decrease of 2 cents, or 0.9%. We hedged approximately 15.6% of our Scheduled Service fuel consumption for the third quarter of 2007, and realized a $1.3 million benefit from our fuel hedging positions. We were not hedged in the third quarter of 2006. Our fuel burn per Block Hour for the Scheduled Service and the Commercial Charter business segments improved by 0.6% as a result of our Fuelwise conservation program. The average Pegged fuel price per gallon for the AMC business was approximately 225 cents for the third quarter of 2007, compared with approximately 220 cents for the third quarter of 2006, an increase of 5 cents, or 2.3%. If we pay for fuel in excess of the Pegged price, the AMC reimburses us to that extent. Similarly, if we pay for fuel below the Pegged price, we are required to reimburse the AMC to the extent of the difference. AMC fuel consumption increased by 0.1 million gallons, or 0.9%, to 17.3 million gallons compared with 17.1 million gallons during the third quarter of 2006. The increase in our AMC fuel consumption was driven by the increase in AMC Block Hours. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.
     Salaries, wages and benefits decreased primarily as a result of the reductions in work force that took place in the third quarter of 2006 partially offset by an increase in profit sharing and incentive compensation accruals.
     Maintenance, materials and repair increased primarily as a result of increased heavy airframe maintenance activity. In the third quarter of 2007 we performed one D Check on a Boeing 747-200 and one D Check on a Boeing 747-400 compared with no D Checks in the third quarter of 2006. The two additional D Checks in the third quarter of 2007 added $5.2 million in expense compared with the prior year. There were three C Checks on Boeing 747-200 aircraft in the third quarter of 2007, compared with three events during the third quarter of 2006. There were six engine overhauls in the third quarter of 2007 compared with six overhauls during the third quarter of 2006. Maintenance expense also increased as the result of a new engine maintenance agreement that covers certain engine components for which the monthly payments are expensed as incurred.
     Aircraft rent increased slightly due to the increase in re-accommodated air transportation on other freight carriers in our Scheduled Service business. Re-accommodated air costs are incurred in situations where we utilize other airlines for freight transport from our Scheduled Service network to airports that we do not serve directly. Aircraft rent expenses other than re-accommodated air costs were unchanged compared with the prior quarter.
     Ground handling and airport fees increased as a result of increased freight volume in Scheduled Service partially offset by improvements in the efficiency of ground handling services.
     Landing fees and other rent increased primarily due to an increase in AMC, Commercial Charter and Scheduled Service Block Hours. Landings for these segments increased 19.3% compared with the prior year, which drove the significant increases in landing and parking fees. Overfly fees also increased due to additional flight activity. Scheduled

Service, Commercial Charter and AMC are the only segments where we incur landing, overfly and parking fees and the combined Block Hours in these segments increased by 14.9% over the prior quarter.
     Depreciation and amortization increased primarily due to a $1.8 million increase in costs related to the scrapping of certain engine parts during maintenance overhauls compared with the prior quarter.
     Gain on disposal of aircraft in the third quarter of 2006 was the result of the sale of two Boeing 747-200 aircraft.
     Travel increased primarily as a result of increased Block Hours during the third quarter of 2007 compared with the same period in 2006.
     Post-emergence costs and related professional fees decreased due the winding down of the claims reconciliation process related to our bankruptcy proceedings.
     Other operating expenses decreased by $3.0 million due to a decrease in professional fees of $1.0 million associated with the redesign of internal controls that occurred in 2006, a $1.0 million decrease in legal and professional fees and a $1.5 million decrease in other miscellaneous expenses offset by an increase of $0.5 million in bad debt expense.
     Total operating expense increased 9.9% in the third quarter of 2007 compared with the third quarter of 2006 primarily as a result of increased operational activity and maintenance expense partially offset by a decrease in other operating expenses.
Non-operating Expenses
     The following table compares our non-operating expenses for the three months ended September 30:

			Increase /	Percent
	2007	2006	(Decrease)	Change
Non-operating Expenses
Interest income	$(5,157)	$(2,679)	$2,478	92.5%
Interest expense	11,150	14,216	(3,066)	(21.6%)
Capitalized interest	(1,182)	219	1,401	639.7%
Loss on extinguishment of debt	—	12,518	(12,518)	(100.0%)
Other (income) expense, net	(112)	179	291	162.6%
     Interest income increased primarily due to an increase in our average available cash balances during the period offset by a slight decrease in the average interest rate on such balances.
     Interest expense decreased primarily as a result of repayment of debt, including the prepayment of $140.8 million of floating rate debt on July 31, 2006 (see Note 6 to our 2006 10-K for further discussion).
     Capitalized interest increased primarily due to the pre-delivery deposits on the Boeing 747-8F aircraft order we placed in September 2006 (See Note 5 to our Financial Statements for further discussion).
     Loss on extinguishment of debt is the result of the prepayment of $140.8 million of floating rate debt on July 31, 2006 (see Note 6 to our 2006 10-K for further discussion).
     Other (income) expense, net increased due to realized gains on the exchange of foreign denominated currencies into U.S. dollars. The U.S. dollar had weakened against most foreign currencies during the period compared with the prior year when the U.S. dollar had strengthened against most foreign currencies.
     Income taxes. The effective tax rate for the third quarter of 2007 was a benefit of 5.5% compared with an effective tax rate of 15.8% for the third quarter of 2006. The effective tax rate for the third quarter of 2007 differs from the statutory rate primarily due to a deduction for extraterritorial income, state income tax expense and the non-deductibility of certain items for income tax purposes. The effective tax rate for the third quarter of 2006 differs from the statutory rate primarily due to the final settlement of an income tax examination, state income tax expense and the non-deductibility of certain items for tax purposes.

Segments
     Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. ACMI is allocated the costs of operating aircraft dedicated to ACMI customers. To the extent that we have under-utilized aircraft, the costs of the under-utilized aircraft are allocated between Scheduled Service, AMC and Commercial Charter segments because non-ACMI aircraft are used interchangeably among these segments. We also prepaid $140.8 million in floating rate debt at the end of July 2006 which reduced ownership costs of Boeing 747-200 aircraft. Our Boeing 747-200 aircraft are principally deployed in the AMC and Commercial Charter segments, therefore the ownership costs after the prepayment were reduced significantly, which improved the profitability of these segments. The following table compares our FAC for segments (see Note 4 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using FAC) for the three months ended September 30:

			Increase /	Percent
	2007	2006	(Decrease)	Change
FAC:
ACMI	$12,192	$12,674	$(482)	(3.8%)
Scheduled Service	(2,438)	(6,772)	4,334	64.0%
AMC Charter	15,935	11,389	4,546	39.9%
Commercial Charter	1,139	(2,282)	3,421	149.9%

Total FAC	$26,828	$15,009	$11,819	78.7%

ACMI Segment
     The reduction of FAC in the ACMI segment is a result of the reduction in Block Hours flown in this segment was offset by an improvement is profitability from increased high-margin Boeing 747-400 flying. At September 30, 2007, one Boeing 747-200 aircraft and ten Boeing 747-400 aircraft were dedicated to ACMI compared with two Boeing 747-200 aircraft and ten Boeing 747-400 aircraft at September 30, 2006. One Boeing 747-200 aircraft was transferred to the AMC and Commercial Charter business segment during the second quarter of 2007. The ACMI segment also experienced a slight increase in average rate per Block Hour reflecting a higher proportion of flying by higher margin Boeing 747-400.
Scheduled Service Segment
     Scheduled Service segment FAC increased significantly as a result of improved revenue performance, partially offset by a slight decrease in Yield, and an improvement in asset utilization in the current quarter. The improvement in revenue was driven by our proactive redeployment of capacity earlier in the year to meet the steady demand from the South American and trans-Atlantic markets and an improvement in the trans-Pacific market during September of 2007. The slight decrease in Yield during the third quarter of 2007 compared with the same period in 2006 was driven by our increased capacity in the South American markets which generated lower average Yields commensurate with the substantially shorter length of haul.
AMC Charter Segment
     FAC relating to the AMC Charter segment increased significantly as a result of reduced ownership allocation to the segment related to the $140.8 million debt prepayment in 2006 and the increase in utilization of Boeing 747-200 aircraft during the third quarter of 2007. AMC results also reflect slight increases to Block Hours and Revenue per Block Hour.
Commercial Charter Segment
     FAC for the Commercial Charter segment increased significantly as a result of a 110.2% increase in Block Hours as well as reduced ownership costs allocated to the segment related to the $140.8 million debt prepayment in 2006 and the increase in utilization of Boeing 747-200 aircraft during the third quarter of 2007. The increase in Block Hours for Commercial Charter in the third quarter of 2007 compared with 2006 was the result of increased demand from perishable markets, entertainment events management and high-tech segments, among others, as well as our ability to flexibly deploy additional assets from other segments to respond to such opportunities. Our continuing strategic focus on these opportunities resulted in a significantly higher volume of Commercial Charter flights.

Nine Months Ended September 30, 2007 and 2006
Operating Statistics
     The table below sets forth selected operating data for the nine months ended September 30:

			Increase /	Percent
	2007	2006	(Decrease)	Change
Block Hours
ACMI	44,122	49,839	(5,717)	(11.5%)
Scheduled Service	30,854	28,920	1,934	6.7%
AMC Charter	17,582	14,272	3,310	23.2%
Commercial Charter	4,803	4,104	699	17.0%
All Other	544	575	(31)	(5.4%)

Total Block Hours	97,905	97,710	195	0.2%

Revenue Per Block Hour
ACMI	$5,993	$5,911	$82	1.4%
AMC Charter	16,845	16,091	754	4.7%
Commercial Charter	14,980	14,685	295	2.0%
Scheduled Service Traffic
RTM’s (000’s)	1,150,562	1,078,079	72,483	6.7%
ATM’s (000’s)	1,796,894	1,708,803	88,091	5.2%
Load Factor	64.0%	63.1%	9 pts	1.4%
RATM	$0.250	$0.257	$(0.007)	(2.7%)
Yield	$0.391	$0.408	$(0.017)	(4.2%)
Fuel
Scheduled Service and Commercial Charter
Average fuel cost per gallon	$2.11	$2.13	$(0.02)	(0.9%)
Fuel gallons consumed (000’s)	116,935	110,937	5,998	5.4%
AMC
Pegged fuel cost per gallon	$2.25	$2.20	$0.05	2.3%
Fuel gallons consumed (000’s)	56,873	46,887	9,986	21.3%
Fleet (average during the period)
Operating Aircraft count*	32.2	36.4	(4.2)	(11.5%)
Dry Leased **	5.0	3.0	2.0	66.7%

*	Includes tail number N921FT, which did not fly commercially in 2006 and which was sold in April, 2006. The average operating aircraft count for 2006 also included three aircraft held for sale and two aircraft available for lease, all of which were subsequently sold or dry leased.

**	Third party dry leased and out of service aircraft are not included in the operating fleet aircraft count average.
Operating Revenues
     The following table compares our operating revenues for the nine months ended September 30:

			Increase /	Percent
	2007	2006	(Decrease)	Change
Operating Revenues
ACMI	$264,441	$294,599	$(30,158)	(10.2%)
Scheduled Service	449,354	439,717	9,637	2.2%
AMC Charter	296,163	229,651	66,512	29.0%
Commercial Charter	71,947	60,269	11,678	19.4%
Other revenue	38,023	35,406	2,617	7.4%

Total operating revenues	$1,119,928	$1,059,642	$60,286	5.7%

     ACMI revenue decreased due to a reduction in aircraft deployed in the ACMI segment of two Boeing 747-200s, offset slightly by an increase in Revenue Per Block Hour. In 2007, we had an average of 2.4 Boeing 747-200 aircraft in ACMI compared with an average of 4.5 in 2006. In 2007 we redeployed aircraft to AMC and Commercial Charter based on attractive market conditions in those segments. The number of Boeing 747-400 aircraft under ACMI during 2007 was ten, which was unchanged from the prior year. The Revenue Per Block Hour increased slightly in the period with a higher proportion of hours flown by higher-yielding Boeing 747-400 aircraft. ACMI Block Hours were 44,122 for the nine months ended September 30, 2007, compared with 49,839 for the nine months ended September 30, 2006, a decrease of 5,717 Block Hours, or 11.5%. Total aircraft contractually supporting ACMI, excluding dry leased aircraft as of September 30, 2007, was one Boeing 747-200 aircraft and ten Boeing 747-400 aircraft, compared with two Boeing 747-200 aircraft and ten Boeing 747-400 aircraft supporting ACMI at September 30, 2006. Revenue Per Block Hour was $5,993 for the nine months ended September 30, 2007, compared with $5,911 for the nine months ended September 30, 2006, an increase of $82 per Block Hour, or 1.4%. The overall reduction in Block Hours was primarily due to our sale or dry lease of aircraft previously operated in the Boeing 747-200 ACMI market. Currently, ten of our Boeing 747-400s and two of our Boeing 747-200s aircraft are deployed in ACMI. A customer contract for one Boeing 747-200 supporting ACMI in 2007 was recently extended through December of 2008 and a second is currently being used on a short-term basis.
     Scheduled Service revenue reflected a challenging Yield environment on certain routes in the trans-Pacific market during the first half of 2007 although conditions have improved during the latter part of the third quarter of 2007. The decrease in Yield during 2007 was driven by excess industry capacity in key Asian markets and as a result of our shifting of capacity to South American and trans-Atlantic markets which generated lower average Yields commensurate with the substantially shorter length of haul in these markets. Our proactive redeployment of capacity earlier in the year to meet the steady demand from the South American and trans-Atlantic markets resulted in higher Block Hours and higher revenue. RTMs in the Scheduled Service segment were 1,150.6 million on a total capacity of 1,796.9 million ATMs during the nine months ended September 30, 2007, compared with RTMs of 1,078.1 million on a total capacity of 1,708.8 million ATMs in the first three quarters of 2006. Block Hours were 30,854 in the first three quarters of 2007, compared with 28,920 for the nine months ended September 30, 2006, an increase of 1,934, or 6.7%. Load Factor was 64.0% with a Yield of $0.391 during the first three quarters of 2007, compared with a Load Factor of 63.1% and a Yield of $0.408 during the first three quarters of 2006. RATM in our Scheduled Service segment was $0.250 during the first three quarters of 2007, compared with $0.257 during the first three quarters of 2006, representing a decrease of 2.7%.
     AMC Charter revenue benefited from an increase in demand as overseas deployment of U.S. forces continued at a high rate. The AMC continued to satisfy the bulk of its demand through short-notice expansion flying and we were able to capture much of this flying because of our ability to respond quickly to AMC requirements. AMC Charter Block Hours were 17,582 for the first three quarters of 2007, compared with 14,272 for the first three quarters of 2006, an increase of 3,310 Block Hours, or 23.2%. Revenue Per Block Hour was $16,845 for the first three quarters of 2007, compared with $16,091 for the first three quarters of 2006, an increase of $754 per Block Hour, or 4.7%. The increase in rate was primarily due to an increase in the AMC’s charter rate per ton mile flown, which is calculated on a cost plus basis and is adjusted annually on October 1. In early 2007, we reduced capacity in the ACMI business and shifted that capacity to the AMC Charter business to maximize utilization.
     Commercial Charter revenue increased significantly year over year. Our continuing strategic focus on the Commercial Charter markets resulted in a significantly higher volume of Commercial Charter flights. We were able to generate 17.0% more Block Hours using the same number of aircraft compared with the prior year. Commercial Charter Block Hours were 4,803 for the first three quarters of 2007, compared with 4,104 for the first three quarters of 2006, an increase of 699, or 17.0%. Revenue Per Block Hour was $14,980 for the first three quarters of 2007, compared with $14,685 for the first three quarters of 2006, an increase of $295 per Block Hour, or 2.0%.
     Other revenue was unchanged. An increase in revenue from two additional Boeing 747-200 leases to third parties was offset by a reduction in lease rates on three Boeing 747-400 leases to our 49% owned affiliate.
     Total Operating Revenue increased 5.7% in the first three quarters of 2007 compared with the first three quarters of 2006, despite a 11.5% reduction in our average operating fleet during the 2007 period. The increased revenue was primarily the result of an increase in AMC, Commercial Charter and Scheduled Service Block Hours as well as increased Revenue Per Block Hour partially offset by a reduction in ACMI Block Hours. We optimize revenue through active allocation of capacity between our service segments depending on market conditions and opportunities.

Operating Expenses
     The following table compares our operating expenses for the nine months ended September 30:

			Increase /	Change
	2007	2006	(Decrease)	Percent
Operating Expenses
Aircraft fuel	$374,767	$339,009	$35,758	10.5%
Salaries, wages and benefits	181,928	178,901	3,027	1.7%
Maintenance, materials and repairs	121,342	116,845	4,497	3.8%
Aircraft rent	116,306	114,489	1,817	1.6%
Ground handling and airport fees	56,524	54,211	2,313	4.3%
Landing fees and other rent	54,691	50,271	4,420	8.8%
Depreciation and amortization	31,808	30,320	1,488	4.9%
Gain on disposal of aircraft	(1,005)	(9,035)	(8,030)	(88.9%)
Travel	36,746	37,057	(311)	(0.8%)
Post-emergence costs and related professional fees	81	316	(235)	(74.4%)
Other	62,654	76,718	(14,064)	(18.3%)

Total operating expense	$1,035,842	$989,102	$46,740	4.7%

     Aircraft fuel expense increased as a result of an increase in non-ACMI fuel consumption offset by a slight decrease in effective fuel prices. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately 211 cents (including the effect of hedges) for the first three quarters of 2007, compared with approximately 213 cents for the first three quarters of 2006, a decrease of 2 cents, or 0.9%. Fuel consumption increased 6.0 million gallons, or 5.4%, to 116.9 million gallons for the first three quarters of 2007 from 110.9 million gallons during the first three quarters of 2006. Our fuel burn per Block Hour for the Scheduled Service and the Commercial Charter business segments improved by 1.2% as a result of our Fuelwise conservation program. For the first three quarters of 2007 we hedged approximately 15.9% of our Scheduled Service fuel consumption. We realized a benefit of $2.4 million in fuel cost savings for the first three quarters of 2007, and we had no fuel hedges in the first three quarters of 2006. The Pegged fuel price per gallon for the AMC business was approximately 225 cents for the first three quarters of 2007, compared with approximately 220 cents for the first three quarters of 2006, an increase of 5 cents, or 2.3%. If we pay for fuel in excess of the Pegged price, the AMC reimburses us to that extent. Similarly, if we pay for fuel below the Pegged price, we are required to reimburse the AMC to the extent of the difference. AMC fuel consumption increased by 10.0 million gallons or 21.3% for the first three quarters of 2007 to 56.9 million gallons from 46.9 million gallons during the first three quarters of 2006. The increase in our AMC fuel consumption corresponds to the increase in AMC Block Hours. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.
     Salaries, wages and benefits increased primarily as a result of an increase in equity compensation, profit sharing and incentive compensation accruals for the first three quarters of 2007 compared with the first three quarters of 2006, offset by reductions in the work force that took place in the third quarter of 2006.
     Maintenance, materials and repair increased primarily as a result of increased airframe and engine maintenance activity partially offset by recoveries of insurance claims from previous engine events. There were 11 C Checks on Boeing 747-200 aircraft in the first three quarters of 2007, as compared with six C Checks on Boeing 747-200 aircraft during the first three quarters of 2006. There was one Boeing 747-200 D Check and one Boeing 747-400 D Check in the first three quarters of 2007 compared with three Boeing 747-200 D Checks and no Boeing 747-400 D Checks during the same period in 2006. There were 32 engine overhauls in the first three quarters of 2007 compared with 29 during the first three quarters 2006. Maintenance expense also increased as the result of a new engine maintenance agreement that covers certain engine components for which the monthly payments are expensed as incurred.
     Aircraft rent increased slightly due to the increase in re-accommodated air transportation on other freight carriers in our Scheduled Service segment. Re-accommodated air costs are incurred in situations where we utilize other airlines to transport freight from our Scheduled Service network to airports that we do not serve directly. Aircraft rent expenses other than re-accommodated air cost are similar to the prior year.
     Ground handling and airport fees increased corresponding to the increase in Scheduled Service partially offset by improvements in the efficiency of ground handling services.
     Landing fees and other rent increased primarily due to an increase in AMC, Commercial Charter and Scheduled Service Block Hours. Landings for these segments increased 17.2% compared with the prior period, which drove significant increases in landing and parking fees. Overfly fees also increased due to increased flight activity. Scheduled Service, Commercial Charter and AMC are the only segments where we incur landing, overfly and parking fees and the combined Block Hours in these segments increased by 12.6% compared with the prior year.
     Depreciation and amortization increased primarily due to a $4.5 million increase in depreciation as a result of costs related to the scrapping of certain engine parts during overhaul offset by a $3.0 million decrease in depreciation on aircraft and engines as a result of the sale and disposal of aircraft and ground equipment.
     Gain on disposal of aircraft was the result of the sale of one Boeing 747-200 in 2007 compared with three Boeing 747-200 aircraft in 2006.
     Travel was relatively unchanged corresponding to a small net change in total Block Hours during the comparable periods.
     Post-emergence costs and related professional fees decreased due to the winding down of the claims reconciliation process related to our bankruptcy proceedings.
     Other operating expenses decreased $14.0 million due to a decrease in professional fees of $4.5 million associated with the redesign of internal controls that occurred in 2006, a $8.8 million decrease in legal fees and professional fees, a $1.6 million reduction in insurance and a $5.2 million decrease in other miscellaneous expenses offset by an increase of $3.8 million in AMC commissions and a $1.2 million increase in bad debt expense. In addition, 2006 was impacted by a $1.1 million benefit from reduced accrued interest and penalties from a settlement reached with the IRS in the second quarter of 2006.
     Total operating expense increased 4.7% in the first three quarters of 2007 compared with the first three quarters of 2006, primarily as a result of increased operational activity and a reduction in the gain on sale of aircraft partially offset by a decrease in other operating expenses.
Non-operating Expenses
     The following table compares our non-operating expenses for the nine months ended September 30:

			Increase /	Percent
	2007	2006	(Decrease)	Change
Non-operating Expenses
Interest income	$(12,416)	$(9,921)	$2,495	25.1%
Interest expense	33,672	48,704	(15,032)	(30.9%)
Capitalized interest	(3,145)	(59)	3,086	5,230.5%
Loss on extinguishment of debt	—	12,518	(12,518)	(100.0%)
Other (income) expense, net	(20)	(454)	(434)	(95.6%)
     Interest income increased slightly due to an increase in our average available cash balances during the period, augmented by a general increase in interest rates.
     Interest expense decreased primarily as a result of repayment of debt, including the prepayment of $140.8 million of floating rate debt on July 31, 2006 (see Note 6 to our 2006 10-K for further discussion of this matter).
     Capitalized interest increased primarily due to the pre-delivery deposit on the Boeing 747-8F aircraft order we placed in September 2006 (See Note 5 to our Financial Statements for further discussion of this matter).
     Loss on extinguishment of debt was the result of the prepayment of $140.8 million of floating rate debt on July 31, 2006 (see Note 6 to our 2006 10-K for further discussion of this matter).
     Other (income) expense, net decreased due to realized gains on the exchange of foreign denominated currencies into U.S. dollars. The U.S. dollar strengthened against most foreign currencies during the 2007 period compared with the same period in 2006 when the U.S. dollar had weakened against most foreign currencies.
     Income taxes. The effective tax rate for the first three quarters of 2007 resulted in a benefit of 23.8% compared with an effective tax rate of 28.7% for the first three quarters of 2006. Our rates for the first three quarters of 2007 reflect the recognition of a tax benefit of $15.4 million for extraterritorial income, recognition of a deferred tax asset of $38.5 million offset by a tax reserve of $9.6 million related to the transaction with DHL, state income tax expense, and the non-deductibility of certain items for income tax purposes. The effective tax rate for 2006 differs from the statutory rate primarily due to the final settlement of an income tax examination during the third quarter of 2006, state income tax expense, and the non-deductibility of certain items for tax purposes.

Segments
     Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. The ACMI business segment is allocated the costs of operating aircraft dedicated to ACMI customers. To the extent that we have under-utilized aircraft, the costs of the under-utilized aircraft are allocated to Scheduled Service, AMC and the Commercial Charter business segments because non-ACMI aircraft are used interchangeably among these segments. Current and prior period segment FAC comparisons were significantly affected by the existence of excess Boeing 747-200 capacity in the first half of 2006. This excess capacity in 2006 resulted in additional fixed costs allocated to the segments that utilize Boeing 747-200 aircraft, primarily AMC and Commercial Charter. The elimination of excess capacity through sale or dry lease of Boeing 747-200 aircraft in the second half of 2006 shifted fixed costs from the Boeing 747-200 fleet to the Boeing 747-400 fleet during the first three quarters of 2007 compared with 2006. Also, the prepayment of $140.8 million in floating rate debt early in the third quarter of 2006 reduced ownership costs of the Boeing 747-200 aircraft which are principally deployed in the AMC and Commercial Charter segments. The following table compares our FAC for segments (see Note 4 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using FAC) for the nine months ended September 30:

			Increase /	Percent
	2007	2006	(Decrease)	Change
FAC:
ACMI	$22,562	$28,722	$(6,160)	(21.4%)
Scheduled Service	(16,236)	(17,324)	1,088	6.3%
AMC Charter	44,197	9,338	34,859	373.3%
Commercial Charter	1,725	(6,878)	8,603	125.1%

Total FAC	$52,248	$13,858	$38,390	277.0%

ACMI Segment
     The principal reasons for the reduction in FAC for the ACMI segment are the increases in heavy maintenance costs and crew costs experienced in the first three quarters of 2007. Compared with prior year, we had one additional CF6-80 engine overhaul and one additional Boeing 747-400 D Check. At September 30, 2007, one Boeing 747-200 aircraft and ten Boeing 747-400 aircraft were dedicated to ACMI compared with two Boeing 747-200 aircraft and ten Boeing 747-400 aircraft at September 30, 2006.
Scheduled Service Segment
     Scheduled Service segment FAC increased as a result of improved network performance, on the deployment of additional capacity into the South American and trans-Atlantic trade lanes. Scheduled Service revenue reflected a challenging Yield environment on certain routes in the trans-Pacific market during the first half of 2007 but recovered during the latter part of the third quarter of 2007. The decrease in Yield during 2007 was driven by excess capacity in key Asian markets and as a result of our shifting of capacity to South American and trans-Atlantic markets which generated lower average Yields commensurate with the substantially shorter length of haul in these markets. Our proactive re-deployment of capacity earlier in the year to meet the steady demand from the South American and trans-Atlantic market resulted in higher Block Hours and higher revenue.
AMC Charter Segment
     FAC relating to the AMC Charter segment increased significantly as a result of increased Block Hours, an increase in the rate per Block Hour and an improvement in unit operating cost, driven in part by the elimination of excess Boeing 747-200 capacity in the second half of 2006. AMC Charter revenue benefited from increased demand from the AMC and our ability to deploy additional assets to respond to this opportunity.
Commercial Charter Segment
     FAC for the Commercial Charter segment increased significantly as a result of higher Block Hours and an increase in Revenue Per Block Hour combined with the reduction in our unit operating cost driven in part by the elimination of excess Boeing 747-200 capacity in the second half of 2006. The increase in Block Hours for Commercial Charter in the first three quarters of 2007 compared with 2006 was the result of increased demand from perishable markets, entertainment events management and high-tech segments, among others, as well as our ability to flexibly deploy additional assets from other segments to respond to such opportunities. Our continuing strategic focus on these opportunities resulted in a significantly higher volume of Commercial Charter flights.

Liquidity and Capital Resources
     At September 30, 2007, we had cash and cash equivalents of $372.5 million, compared with $231.8 million at December 31, 2006, an increase of $140.7 million, or 60.7%. We consider cash on hand and cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures (including Boeing 747-8F aircraft pre-delivery deposits) of approximately $28.5 million for the remainder of 2007.
     We expect to pay no significant cash income taxes for 2006 or 2007 and we may begin to pay U.S. cash income taxes starting in 2008. Management is considering income tax planning opportunities that may reduce our effective tax rate and cash tax liability in 2008 and beyond. However, these planning opportunities are not yet fully developed, and the potential tax rate reduction and cash tax savings, if any, are not yet quantifiable. The Company expects to pay foreign income taxes in Hong Kong starting in 2007 or 2008. These taxes could be offset in the U. S. by a foreign tax credit. The Company expects to pay no significant foreign income taxes in jurisdictions other than Hong Kong. Two of the Company’s foreign branch operations are subject to income tax in Hong Kong.
     Operating Activities. Net cash provided by operating activities for the first three quarters of 2007 was $96.0 million, compared with net cash provided by operating activities of $43.9 million for the first three quarters of 2006. The increase in cash from operating activities is the result of improved operating results and the income tax benefit for extraterritorial income and the recognition of a deferred tax asset related to the transaction with DHL.
     Investing Activities. Net cash used by investing activities was $41.0 million for the first three quarters of 2007, which reflects capital expenditures of $47.0 million (including Boeing 747-8F aircraft pre-delivery deposits of $21.8 million and capitalized interest of $3.1 million) offset by $6.0 million in proceeds from the sale of a Boeing 747-200 aircraft. Net cash provided by investing activities was $1.3 million for the first three quarters of 2006, consisting primarily of proceeds from sale of aircraft of $26.4 million and a decrease in restricted funds held in trust of $0.9 million, offset by capital expenditures of $26.0 million.
     Financing Activities. Net cash provided by financing activities was $85.6 million for the first three quarters of 2007, which reflects $75.0 million in proceeds from the DHL investment, $30.0 million in proceeds from a refundable deposit from DHL, $5.2 million in proceeds from stock option exercises and $2.9 million in tax benefits on restricted stock and stock options, offset by $25.5 million of payments on long-term debt and capital lease obligations and a $2.1 million purchase of treasury stock. Net cash used by financing activities was $178.3 million for the first three quarters of 2006, which consisted primarily of $182.5 million of payments on long-term debt and capital lease obligations and a $2.3 million purchase of treasury stock, offset by $3.7 million in proceeds from the exercise of stock options and a $3.0 million tax benefit on restricted stock and stock options.
Debt Agreements
     See Note 6 to the audited consolidated financial statements included in the 2006 10-K for a description of the Company’s material debt obligations and amendments thereto during our bankruptcy proceedings.
Off-Balance Sheet Arrangements
     There were no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2007.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2006 10-K, except as follows:
     Aviation fuel. Our results of operations in our Scheduled Service and Commercial Charter segments are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10% increase or decrease in the average cost per gallon of fuel for the first three quarters of 2007. Based on actual fuel consumption during the first three quarters of 2007 for the Scheduled Service and Commercial Charter business segments, such an increase or decrease would result in a change to aviation fuel expense of approximately $24.7 million for the first three quarters of 2007. Fuel prices for AMC are set each September by the military and are fixed for the year and adjusted to actual costs incurred. ACMI does not present an aviation fuel market risk, as the cost of fuel is borne by the customer.
     As of September 30, 2007, we have remaining purchase commitments of approximately 6.0 million gallons of jet fuel in 2007 at an average cost of $2.05 per gallon for a total commitment of $12.2 million. The contracts are for monthly uplift at various stations through the end of December 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     With respect to the fiscal quarter ended September 30, 2007, the information required in response to this Item is set forth in Note 5 to our Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect hereto.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We made the following repurchases of shares of our common stock during the fiscal quarter ended September 30, 2007:

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares Purchased	Average Price Paid	Announced Plans or	Purchased Under the
Period	(a)	per Share	Programs (b)	Plans or Programs
July 1, 2007 through July 31, 2007	—	—	—	—
August 1, 2007 through August 31, 2007	26,275	$53.38	—	—
September 1, 2007 through September 30, 2007	—	—	—	—

Total	26,275	$53.38	—	—

(a)	This column reflects the repurchase of 26,275 shares of common stock to satisfy individual tax liabilities of our employees relating to the vesting of time based restricted shares.

(b)	We do not have any share repurchase programs.
ITEM 6. EXHIBITS
     a. Exhibits
     See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.
Dated: November 8, 2007	/S/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: November 8, 2007	/S/ Jason Grant
Jason Grant
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.