Form 10-K
period 2007-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2008-02-28
CIK 1135185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Atlas Air Worldwide Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	0-25732	13-4146982
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
2000 Westchester Avenue, Purchase, New York		10577 (Zip Code)
(Address of principal executive offices)

(914) 701-8000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Common Stock, $0.01 Par Value
(Title of Class)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing sale price reported on NASDAQ as of June 29, 2007 was approximately $758,516,424. In determining this figure, registrant has assumed that all directors, executive officers and persons known to it to beneficially own ten percent or more of such Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose. As of February 1, 2008, there were 21,644,277 shares of the registrant’s Common Stock outstanding.

APPLICABLE TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 21, 2008.

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

Glossary

ATM	Available Ton Miles, which represent the maximum available tons (capacity) per actual miles flown. It is calculated by multiplying the available capacity (tonnage) of the aircraft by the miles flown by the aircraft.

Block Hours	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

RATM	Revenue per ATM, which represents the average revenue received per available ton mile flown. It is calculated by dividing operating revenues by ATMs.

Revenue Per Block Hour	Calculated by dividing operating revenues by Block Hours.

RTM	Revenue Ton Mile, which is calculated by multiplying actual revenue tons carried by miles flown.

Load Factor	The average amount of weight flown divided by the maximum available capacity. It is calculated by dividing RTMs by ATMs.

Yield	The average amount a customer pays to fly one ton of cargo one mile. It is calculated by dividing operating revenues by RTMs.

A Checks	Low level maintenance checks performed on aircraft at an interval of approximately 400 to 1,100 flight hours.

C Checks	High level or “heavy” airframe maintenance checks, which are more intensive in scope than an A Checks and are generally performed on 18 to 24 month intervals.

D Checks	High level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed on an interval of six to ten years or 25,000 to 28,000 flight hours, whichever comes first for Boeing 747-200s and six years for Boeing 747-400s.

FAC	Fully Allocated Contribution consists of income (loss) before taxes, excluding post-emergence costs and related professional fees, gains on the sale of aircraft, dry leasing and other items. We evaluate performance and allocate resources to our segments based upon this measure.

Overview

AAWW is a holding company with two principal operating subsidiaries: Atlas Air, Inc. (“Atlas”), which is wholly-owned, and Polar Air Cargo Worldwide, Inc. (“Polar”), in which Holdings has a 51% economic interest and 75% voting interest. On June 28, 2007, Polar issued shares representing a 49% economic interest and a 25% voting interest to DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”). Prior to that date, Polar was wholly owned by Holdings and was the parent company of Polar Air Cargo, Inc., the entity through which Holdings had principally conducted its scheduled service business and was converted to a limited liability company in June 2007 (“Polar LLC”), Polar LLC is now wholly owned by AAWW. Holdings, Atlas, Polar and Polar LLC are referred to collectively as the “Company” “we,” “us” or “our.” We are the leading provider of leased freighter aircraft, furnishing outsourced air cargo operating services and solutions to the global air freight industry. We manage and operate the world’s largest fleet of 747 freighters. We provide a unique value proposition to our customers by giving them access to new production freighters that deliver the highest reliability and lowest unit cost in the marketplace combined with outsourced aircraft operating services that lead the industry in terms of quality and global scale. Our customers include airlines, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Asia, the Middle East, Australia, Europe, South America, Africa and North America.

We believe that demand for efficient, wide-body freighter aircraft and related outsourced aircraft operating solutions will increase due to growing international trade, in particular, growth in developing markets in Asia, India and South America. According to industry studies, global cargo traffic, measured in revenue tonne-kilometers is expected to triple over the next two decades. As demand continues to increase, we believe that the supply of suitable freighter aircraft will not keep pace with this increase in demand as a result of limited production capacity for new freighters, limited passenger-to-freight conversion capacity and the anticipated retirement of aging aircraft currently operating in the world fleet.

As of December 31, 2007, our existing fleet of 37 wide-body, freighter aircraft, including 20 modern, high-efficiency, Boeing 747-400 aircraft, and our complementary operating solutions, uniquely positions us to benefit from the forecasted growth and increasing demand for efficient wide-body freighter airplanes in the global air freight market. Our market position is further enhanced by our order of 12 new state-of-the-art Boeing 747-8F aircraft, scheduled to be delivered in 2010 and 2011. We are the only current provider of these aircraft to the outsourced freighter market. In addition to our firm order, we also hold rights to purchase up to an additional 14 Boeing 747-8F aircraft, providing us with flexibility to further expand our fleet in response to market conditions.

We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry. The relative operating cost efficiency of our current 747-400F aircraft and future 747-8F aircraft, including their superior fuel efficiency, create a compelling value proposition for our customers and position us well for growth in both the wet and dry lease areas of our business.

Our primary service offerings are:

•	Freighter aircraft leasing services which encompasses the following:

•	Fully outsourced aircraft operating solutions of aircraft, crew, maintenance and insurance known as wet leasing or (“ACMI”). An ACMI lease is a contract for the use of one or more dedicated aircraft together with complementary operating services. We typically contract these services for three to six year periods using Boeing 747-400s and for shorter periods using Boeing 747-200s. Our outsourced operating solutions include crew, maintenance and insurance for the aircraft, while customers assume fuel, yield and demand risk;

•	Express network ACMI, where Polar will provide outsourced airport-to-airport wide-body cargo aircraft solutions to DHL. Upon the commencement of this service, which will be no later than October of 2008, AAWW will operate a minimum of six dedicated Boeing 747-400 aircraft servicing the requirements of DHL’s trans-Pacific express operations. Polar has historically provided and will continue to provide scheduled air-cargo service on these aircraft to our freight forwarder and other shipping customers with scheduled airport-to-airport cargo services (“Scheduled Service”). Once the express network ACMI services commence, however, DHL will assume the commercial risk of the operation;

•	Aircraft and engine leasing solutions known as dry leasing (“Dry Leasing”). We typically dry lease to third parties for one or more dedicated aircraft for three to five year periods. Dry Leasing usually involves the leasing of aircraft to customers who are responsible for crew, maintenance and insurance and who assume fuel, yield and demand risk. In February 2008, Holdings formed a wholly owned subsidiary, based in Ireland, to further its dry leasing efforts.

•	Charter services, which encompasses the following:

•	Military charter services (“AMC Charter”), where we provide air cargo services for the Air Mobility Command (the “AMC”).

•	Commercial charters, where we provide all-inclusive cargo aircraft charters to brokers, freight forwarders, direct shippers and airlines (“Commercial Charter”).

AAWW was incorporated in Delaware in 2000. Our principal executive offices are located at 2000 Westchester Avenue, Purchase, New York 10577, and our telephone number is (914) 701-8000.

DHL Investment

On June 28, 2007, DHL acquired from Polar a 49% equity interest, representing a 25% voting interest, in Polar in exchange for $150.0 million in cash, of which $75.0 million was paid at closing. AAWW also received approximately $22.9 million in working capital from DHL as additional proceeds in November 2007. The remaining $75.0 million is scheduled to be paid in 2008 in two equal installments (plus interest). In January 2008, AAWW received the first installment of the purchase payment of $38.6 million, including interest of $1.1 million, and the final purchase payment of $37.5 million (plus interest) is scheduled to be paid by DHL on November 17, 2008, subject to potential acceleration. AAWW continues to own the remaining 51% of Polar with a 75% voting interest. In addition to the other amounts paid by DHL, in July 2007, Polar received a $30.0 million non-interest bearing refundable deposit from DHL, to be repaid by Polar on the earlier of 90 days subsequent to the blocked space agreement (the “BSA”) Commencement Date (as defined below) or January 31, 2009.

Concurrently with the investment transaction, DHL and Polar entered into a 20-year BSA, whereby Polar will provide air cargo capacity to DHL in Polar’s Scheduled Service network for DHL Express services (the “DHL Express Network”). On or before October 27, 2008, (the “Commencement Date”), Polar will commence flying DHL Express’ trans-Pacific express network. As part of the transaction to issue shares in Polar to DHL, Polar LLC’s ground employees, crew, ground equipment, airline operating certificate and flight authorities, among other things, were transferred to Polar and Polar’s interest in Polar LLC was transferred directly to AAWW.

Polar, which historically bore all direct costs of operation, regardless of customer utilization, will transfer the financial risk and costs associated with the Scheduled Service business to DHL upon the Commencement Date. Also, until the Commencement Date of the DHL Express Network, AAWW will provide both financial support and assume all risk and rewards of the operations of Polar, with DHL maintaining support and assuming risk of operating losses thereafter.

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

As part of this transaction, Polar will operate six Boeing 747-400 freighter aircraft, which are being subleased from Atlas and Polar LLC, from closing until ten years from the commencement of the DHL Express Network flying. In addition, Polar is operating a Boeing 747-200 freighter aircraft, also subleased from Atlas, and may continue to do so to support the DHL Express Network. Polar and Atlas also have entered into a flight services agreement under which Atlas will provide Polar with maintenance and insurance for the seven freighters, with flight crewing also to be furnished once the merger of the Polar and Atlas crew forces (described below) has been completed. Polar will have access to additional capacity through wet leasing of available Atlas aircraft. Under other separate agreements, Atlas and Polar will supply administrative, sales and ground support services to one another.

The BSA establishes DHL capacity purchase commitments on Polar flights. Under the flight services agreement, Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. DHL has the right to terminate the 20-year BSA at the fifth, tenth and fifteenth anniversaries of commencement of DHL Express Network flying. However, in the event of such a termination at the fifth anniversary, DHL or Polar will be required to assume all six Boeing 747-400 freighter head leases for the entire remaining term of each such aircraft lease, each as guaranteed by DP or a creditworthy subsidiary. Either party may terminate for cause (as defined) at any time. With respect to DHL, “cause” includes Polar’s inability to meet certain departure and arrival criteria for an extended period of time and upon certain change-of-control events, in which case DHL may be entitled to liquidated damages from Polar. Under such circumstances, DHL is further entitled to have an affiliate assume any or all of the six Boeing 747-400 freighter subleases for the remainder of the ten-year term under each such sublease, with Polar liable up to an agreed amount of such lease obligations. In the event of any termination during the ten-year sublease term, DHL is required to pay the lease obligations for the remainder of the head lease and guarantee Polar’s performance under the leases.

In other agreements, DP guaranteed DHL’s (and Polar’s) obligations under the various transaction documents. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates.

Operations

Introduction.  We operate our service offerings through four reportable segments: ACMI, Scheduled Service, AMC Charter and Commercial Charter. All reportable business segments are directly or indirectly engaged in the business of air cargo transportation but have different commercial and economic characteristics, which are separately reviewed by management. Financial information regarding our reportable segments may be found in Note 11 to our consolidated financial statements included in Item 8 of Part II of this Report (the “Financial Statements”).

ACMI.  Historically, the core of Atlas’ business has been leasing aircraft to other airlines on an ACMI wet lease basis. Under an ACMI lease, customers contract for the use of a dedicated aircraft type that is operated by, crewed, maintained and insured by Atlas in exchange for guaranteed levels of operation at a predetermined rate for defined periods of time. We are paid a Block Hour rate for the time the aircraft is operated. The aircraft are generally operated under the traffic rights of the customer. All other direct operating expenses, such as fuel, overfly and landing fees and ground handling, are generally borne by the customer, who also bears the commercial revenue risk of Load Factor and Yield.

All of our ACMI contracts provide that the aircraft remain under our exclusive operating control, possession and direction at all times. The ACMI contracts further provide that both the contracts and the routes to be operated may be subject to prior and/or periodic approvals of the U.S. or foreign governments.

ACMI minimizes the risk of fluctuations in both Yield and traffic demand risk in the air cargo business and provides a more predictable annual revenue and cost base. Our ACMI revenues and most of our costs under ACMI contracts are denominated in U.S. dollars, minimizing currency risks associated with international business.

ACMI revenue represented 23.1%, 27.6% and 28.8% of our operating revenue and 45.1%, 50.8% and 53.2% of our operated block hours for the years ended December 31, 2007, 2006 and 2005, respectively. ACMI revenue is recognized as the actual Block Hours operated on behalf of a customer are incurred or according to the minimum revenue guarantee defined in a contract. During 2007, our principal ACMI customers included The International Airline of United Arab Emirates (“Emirates”), British Airways, Qantas, Air New Zealand, Panalpina Airfreight Management and Instone Air Services, Inc.

As of December 31, 2007, we had 17 ACMI and Dry Leasing contracts expiring at various times from 2008 to 2015, including renewals. The original length of these contracts ranged from three months to five years. Emirates, currently our most significant ACMI customer, accounted for approximately 46.7%, 43.3% and 33.9% of ACMI revenue and 10.8%, 11.9% and 9.8% of our total operating revenue for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, we have also operated short-term, seasonal ACMI contracts with companies such as FedEx Corporation (“FedEx”) and Lufthansa, among others, and we expect to continue to provide such services in the future.

Scheduled Service.  Both Polar and Atlas provide scheduled air cargo services to most of the world’s largest international freight forwarders and agents. We operate airport-to-airport routes on a specific schedule, and customers pay to have their freight carried on that route and schedule. Our scheduled all-cargo network serves four principal economic regions: North America, South America, Asia and Europe. We offer access through our limited-entry operating rights to Japan at Tokyo’s Narita Airport, to China at Shanghai’s Pudong Airport and Beijing’s Capital International Airport, and to Brazil at Viracopos Airport near Sao Paulo. Our Scheduled Service operation provides 18 daily departures to 15 different cities in ten countries across four continents. Our customer relationships are supported by the flight frequency and dependability of our global network.

Scheduled Service is designed to provide prime-time arrivals and departures on key days of consolidation for freight forwarders and shippers, to coordinate the various departure and arrival combination points necessary to offset directional imbalances of traffic and to arrange a global connecting or through-service network between economic regions to achieve higher overall Yields and Load Factors. Scheduled Service imposes both Load Factor and Yield risk on us since it generally provides the service regardless of traffic. Unlike our ACMI operations, our Scheduled Service business bears all direct costs of operation, including fuel, insurance, overfly and landing fees and ground handling. Distribution costs include direct sales costs through our own sales force and through commissions paid to general sales agents. Commission rates are typically between 2.5% and 5.0% of commissionable revenue sold.

The Scheduled Service business is seasonal, with peak demand coinciding with the retail holiday season, which traditionally begins in September and lasts through mid-December.

Scheduled Service revenue represented 42.1%, 41.4% and 34.4% of our total operating revenue and 32.1%, 29.6% and 23.6% of our operated block hours for the years ended December 31, 2007, 2006 and 2005, respectively. The majority of our Scheduled Service business is conducted with large multi-national freight forwarders, which include, among others, DGF (DHL/Global Forwarding), Expeditors International, CEVA Logistics, Hellmann Worldwide, Kuehne and Nagel, Nippon Express, Panalpina, Schenker AG and UPS Supply Chain Solutions. No single Scheduled Service customer accounted for 10% or more of our total revenue for 2007.

The Asian market accounts for approximately 54.5%, 57.7% and 60.8% of our Scheduled Service revenue for the years ended December 31, 2007, 2006 and 2005, respectively. In late 2004, we increased our presence in the China market by becoming one of only four U.S. freight operators permitted by the U.S. Department of Transportation (“DOT”) to serve China on a Scheduled Service basis. We currently have rights to 16 weekly flights to China, serving both the Shanghai and Beijing markets.

AMC Charter.  The AMC Charter business provides full planeload charter flights to the U.S. Military. The AMC Charter business is similar to the Commercial Charter business (described below) in that we are responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel used during AMC flights is fixed by the military. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC generally for twelve-month periods running from October to September of the next year. We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for the AMC Charter flights exceeds the fixed price; if the price of fuel paid by us is less than the fixed price, then we pay the difference to AMC. AMC buys cargo capacity on two bases: a fixed basis, which is awarded annually, and expansion flying on an ad hoc basis, which is awarded on an as needed basis throughout the contract term. While the fixed business is predictable, Block Hour levels for expansion flying are difficult to predict and thus are subject to fluctuation. The majority of our AMC business in 2007 and 2006 was expansion flying.

Revenue derived from the AMC Charter business represented 24.1%, 22.1% and 27.2% of operating revenue and 16.7%, 15.0% and 18.6% of our operated block hours for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Revenue derived from our Commercial Charter business accounted for 7.5%, 5.6% and 6.7% of our operating revenue and 5.6%, 4.1% and 4.0% of our operated block hours for the years ended December 31, 2007, 2006 and 2005, respectively.

Long-term Revenue Commitments

The following table sets forth the contractual minimum revenues expected to be received from our existing ACMI customers, Dry Leasing customers and DHL for the years indicated as of December 31, 2007 (in thousands):

2008	$362,577
2009	358,979
2010	264,288
2011	211,032
2012	204,948
Thereafter	2,008,273

Total	$3,410,097

Sales and Marketing

We have regional offices covering the Americas, Asia and EMEIA (Europe, Middle East, India and Africa). These offices market our ACMI services and charter services directly to other airlines and indirect air carriers, as well as to charter brokers and agents. The Scheduled Service sales organization markets its Scheduled Service and Commercial Charter services directly, or through a network of unaffiliated general sales agents to freight forwarders. Additionally, we have a separate, dedicated charter business unit that directly manages the AMC Charter business and capacity, and also manages our Commercial Charter business and capacity either directly or indirectly through our sales organizations.

Maintenance

Maintenance represented our fourth-largest operating expense for the year ended December 31, 2007. Primary maintenance activities include scheduled and unscheduled work on airframes and engines. Scheduled maintenance activities encompass those activities specified in a carrier’s maintenance program approved by the Federal Aviation Administration (“FAA”). The costs necessary to adhere to these maintenance programs will increase over time, based on the age of the aircraft and/or engines or due to FAA airworthiness directives (“ADs”).

Scheduled airframe maintenance is based upon “letter checks” performed at progressively higher repetitive intervals beginning with lower order daily checks (48 elapsed hours), “A” Checks (750 flight hours for Boeing 747-200s, 650 flight hours for Boeing 747-400), C Checks (18 months) and D Checks (nine year/

25,000 flight hours for Boeing 747-200s, six years for Boeing 747-400s). These checks are also progressively higher in scope and duration, with C and D Checks considered “heavy” airframe maintenance checks. Boeing 747-200 heavy checks are generally more involved than those performed on our Boeing 747-400 aircraft, chiefly due to the age of the aircraft, its earlier evolution maintenance program and directives prescribed by the FAA. Our employees and contractors at our maintenance facility in Prestwick, Scotland perform C Checks on our Boeing 747-400 aircraft. All lettered checks are performed by our maintenance staff or by third-party vendors. Unscheduled maintenance, known also as line-maintenance, rectifies defects occurring during normal day-to-day revenue operations.

Our FAA-approved maintenance programs allow our engines to be maintained on an “on condition” basis. Under this arrangement, engines are sent for repair based on life-limited parts and/or performance deterioration.

We believe that a balance between “in-house” and power by the hour contracts provides the most efficient means of maintaining our aircraft fleet and the most reliable way to forecast our maintenance costs. A certain portion of our lower-level maintenance activities (primarily, daily checks and A Checks) are performed on a time and material basis.

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

Since the terrorist attacks of September 11, 2001, we and other airlines have been unable to obtain coverage for claims resulting from acts of terrorism, war or similar events (war-risk coverage) at reasonable rates from the commercial insurance market. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the federal government. The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through March 30, 2008 as required by the Homeland Security Act of 2002, as amended by the Consolidated Appropriations Act of 2005, the Transportation Act of 2006, the Continuing Appropriations Resolution of 2007 and by the Transportation et al Appropriations Act of 2007 and Presidential Memorandum of December 27, 2007. With the approval of the President, the Secretary of Transportation may extend the coverage through year-end 2008. However, the FAA has indicated that it intends to gradually withdraw war-risk coverage for all U.S. airlines in upcoming renewal periods to allow for an orderly transition back to commercial markets. If the federal insurance program were to be terminated, we would likely face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

Governmental Regulation

General.  Atlas and Polar are subject to regulation by the DOT and the FAA, among other U.S. and foreign governmental agencies. The DOT primarily regulates economic issues affecting air service, such as certification, fitness and citizenship, competitive practices, insurance and consumer protection. The DOT has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority or seek criminal sanctions. Atlas and Polar each holds DOT-issued certificates of public convenience and necessity plus exemption authority to engage in scheduled air transportation of property and mail, in domestic as well as enumerated international markets, and charter air transportation of property and mail on a worldwide basis.

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

In addition to holding the DOT-issued certificate and exemption authority, each U.S. air carrier must hold a valid FAA-issued air carrier certificate and FAA-approved operations specifications authorizing operation in specific regions with specified equipment under specific conditions and are subject to extensive FAA regulation and oversight. The FAA is the U.S. government agency primarily responsible for regulation of flight operations and, in particular, matters affecting air safety, such as airworthiness requirements for aircraft, operating procedures, mandatory equipment and the licensing of pilots, mechanics and dispatchers. The FAA monitors compliance with maintenance, flight operations and safety regulations and performs frequent spot inspections of aircraft, employees and records. The FAA also has the authority to issue airworthiness and maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and engines, fire retardant and smoke detection devices, increased security precautions, collision and windshear avoidance systems, noise abatement and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future. In addition, the FAA mandates certain record-keeping procedures. The FAA has the authority to modify, temporarily suspend or permanently revoke an air carrier’s authority to provide air transportation or that of its licensed personnel, after providing notice and a hearing, for failure to comply with FAA rules, regulations and directives. The FAA is empowered to assess civil penalties for such failures or institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations and directives. The FAA is also empowered to modify, suspend or revoke an air carrier’s authority on an emergency basis, without providing notice and a hearing, where significant safety issues are involved.

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

A foreign government’s regulation of its own air carriers can also affect our business. For instance, the European Union is in the process of modifying the licensing requirements of air carriers of its Member States. Among the provisions under consideration are those to place new limits on the ability of European Union carriers to use aircraft wet leased from airlines of non-European Union Member States. The revised regulations are currently working their way through the EU legislative process and may be finalized in 2008. If finalized, they could reduce ACMI business opportunities and adversely impact our business.

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

Access to the New York airspace presents an additional challenge. Because of congestion in the New York area, especially at John F. Kennedy International Airport (“JFK”), the FAA has issued an order imposing hourly caps on JFK operations of those carriers offering Scheduled Services, effective March 30, 2008. The order allocates slots for those operations, limits their transferability and imposes an 80% utilization requirement. While neither Atlas nor Polar is explicitly covered by the order because of the unpredictability of its JFK flights, the order is likely to make the JFK operating environment more difficult. Additionally, the FAA plans to initiate a rulemaking proceeding to place limits on unscheduled JFK operations, which is likely to impact Atlas and Polar. Continuing congestion in New York airspace, and potentially new FAA flight restrictions, also could have an adverse impact.

As a further means to address congestion, the FAA has proposed to allow U.S. airports to raise landing fees to incorporate the costs of airfield facilities under construction or reconstruction. Any landing fee increases implemented pursuant to the FAA proposal, if finalized, would have an impact on airlines generally. A similar proposal is under consideration in the European Union.

Security.  Following the terrorist attacks of September 11, 2001, the aviation security functions previously performed by the FAA were transferred to the U.S. Transportation Security Administration (“TSA”). The TSA extensively regulates aviation security through rules, regulations and security directives. Currently, at the insistence of key U.S. Congressional leaders, the TSA is devoting significant resources and attention to the air cargo area. TSA is in the process of revising its all-cargo security standards and requirements, which are designed to prevent unauthorized access to freighter aircraft and the introduction of weapons to such aircraft. Atlas and Polar currently operate pursuant to a TSA-approved security program that, we believe, maintains the security of all aircraft in the fleet. There can be no assurance, however, that we will remain in compliance with the existing and any additional TSA requirements without incurring substantial costs which may have a materially adverse effect on our operations. Additionally, foreign governments and regulatory bodies (such as the European Commission) impose their own aviation security requirements and have increasingly tightened such requirements. This may have an adverse impact on our operations, especially to the extent the new requirements may necessitate redundant or costly measures or be in conflict with TSA requirements. Additionally, the U.S. Congress is considering legislation which, if enacted, could substantially increase the security burden on all-cargo air carriers.

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

Under the FAA ADs issued pursuant to its aging aircraft program, we are subject to extensive aircraft examinations and will be required to undertake structural modifications to our fleet from time to time to address the problems of corrosion and structural fatigue. As part of the FAA’s overall Aging Aircraft program, it has issued ADs requiring certain additional aircraft modifications to be accomplished. We estimate that the modification costs per aircraft will range between $2 million and $3 million. Two aircraft in our Boeing

747-200 fleet have already undergone the major portion of such modifications. We anticipate no aircraft will undergo such modifications during 2008. The remaining 13 Boeing 747-200 aircraft in service will require modification prior to 115,000 hours total aircraft time. Other ADs have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The Boeing 747-400 freighter aircraft were delivered in compliance with all existing FAA ADs at their respective delivery dates. It is possible, however, that additional ADs applicable to the types of aircraft or engines included in our fleet could be issued in the future and that the cost of complying with such ADs could be substantial. Also, the FAA is considering a rule that would increase the inspection and maintenance burden on aging aircraft.

Atlas and Polar are also subject to the regulations of the U.S. Environmental Protection Agency (the “EPA”) regarding air quality in the United States. All aircraft in the Atlas/Polar fleet meet or exceed applicable EPA fuel venting requirements and smoke emissions standards.

To respond to the problem of climate change and global warming, Senators Warner and Lieberman introduced comprehensive legislation to, among other things, impose a carbon tax on fuel sold to airlines and other entities. A variety of other legislative solutions are being proposed. If enacted, the legislation could have the effect of increasing the cost of jet fuel. The European Union is considering, and other proposals have been made, to address the problem by imposing carbon dioxide emissions caps and establishing emissions trading regimes. Future regulation in the climate change area could have a significant operational and financial impact.

Other Regulations.  Air carriers are also subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities and are required to obtain an aeronautical radio license from the Federal Communications Commission. Additionally, Atlas and Polar are subject to international trade restrictions imposed by Presidential determination and government agency regulation, including the Office of Foreign Assets Control of the U.S. Department of the Treasury. Atlas and Polar endeavor to comply with such requirements at all times. Our operations may become subject to additional federal requirements in the future under certain circumstances. We are also subject to state and local laws and regulations at locations where we operate and the regulations of various local authorities that operate the airports we serve. We believe Atlas and Polar are in material compliance with all of such currently applicable laws and regulations.

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

Competition

The market for ACMI services is competitive. We believe that the most important basis for competition in the ACMI market is the efficiency and cost effectiveness of the aircraft assets and, the scale, scope and quality of the outsourced operating services. We and TNT N.V. are the only two service providers in the Boeing 747-400F ACMI market. Competition is more significant in the ACMI market for the older, less-efficient Boeing 747-200 aircraft. We have substantially withdrawn from the 747-200 ACMI market and redeployed the assets in the attractive AMC and Charter markets due to the reduced value proposition that ACMI leasing of these older assets represents to the customer and to AAWW. Competition in the 747-200 ACMI segment includes Air Atlanta Icelandic, Evergreen, Focus Air, Kalitta Air, Southern Air and Tradewinds. Kalitta Air and Gemini Air Cargo operate MD11’s in cargo ACMI services, which compete indirectly in some markets with the Boeing 747 freighters. In keeping with our strategy of actively managing our asset base by selectively disposing of less productive assets, we intend to reduce our Boeing 747-200 capacity over the next several years and to replace older aircraft principally with our order for Boeing 747-8F aircraft.

In our Scheduled Service segment, we offer freighter capacity to our freight-forwarder customers, transporting goods primarily on aircraft pallets. We compete for cargo volume principally with other all-cargo and combination carriers, including Cathay Pacific, Northwest, Japan Air Lines, Nippon Cargo Airlines, Korean, KLM and Lufthansa and with major passenger airlines that have substantial belly cargo capacity. The primary competitive factors in the Scheduled Service market are flight frequency, reliability, geographic coverage, capacity and price. While we do not have a major share of the global Scheduled Service market, we do have competitive scale in the markets we compete in. We believe that we can compete effectively by offering reliable flight schedules to key limited-entry markets (including China, Japan and intra-Asia) and in smaller, markets (including Europe to South America and Europe to North America). After the commencement of our blocked space flying for DHL, which will commence no later that October of 2008, we will no longer assume the retail commercial risk of the Scheduled Service operation.

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

The Commercial Charter market is highly competitive, with a number of operators, including Evergreen International, FedEx, Kalitta, Lufthansa Charter and other passenger airlines providing similar services. Our Commercial Charter business is our smallest business segment measured by revenue. Many of our ad hoc charter flights are one-way return flights from Asia or Europe, positioned by one-way AMC flights that originate from the United States and terminate in Europe and the Middle East. We continue to develop new commercial opportunities in the Charter market as alternative deployments for Boeing 747-200 aircraft.

Fuel

Aviation fuel is one of the most significant expenses for us. During the years ended December 31, 2007, 2006 and 2005, fuel costs represented 37.8%, 34.3% and 30.4%, respectively, of our total operating expenses. Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues and supply and demand, which we can neither control nor accurately predict. The following table summarizes our total fuel consumption and costs for the years ended December 31:

	2007	2006	2005

Gallons consumed (in thousands)	237,332	214,808	246,619
Average price per gallon, including tax	$2.24	$2.12	$1.75
Cost (in thousands)	$531,755	$454,675	$432,367
Fuel burn — gallons per Block Hour (excluding ACMI)	3,238	3,275	3,352

Our exposure to fluctuations in fuel price directly impacts our Scheduled Service and Commercial Charter businesses only. For these businesses, we shift a portion of the burden of price increases to customers by imposing a surcharge. While we believe that fuel price volatility in the 2007, 2006 and 2005 periods was partly reduced as a result of increases in fuel surcharges, these surcharges do not completely limit our exposure to increases in fuel prices. The ACMI segment has no fuel price exposure because ACMI contracts require our customers to pay for aviation fuel. Similarly, we generally have no fuel price risk in the AMC business because the price is set under our annual contract, and we receive or make subsequent payments to adjust for price increases and decreases from the contractual rate. AMC fuel expense for the years ended December 31, 2007, 2006 and 2005 was $161.6 million, $144.2 million and $160.4 million, respectively.

In the past, we have not experienced significant difficulties with respect to fuel availability. Although we do not currently anticipate a significant reduction in the availability of jet fuel, a number of factors, such as geopolitical uncertainties in oil-producing nations and shortages of and disruptions to refining capacity, make accurate predictions unreliable. For example, hostilities and political turmoil in oil-producing nations could lead to disruptions in oil production and/or to substantially increased oil prices. The inability to obtain jet fuel at competitive prices would materially and adversely affect our results of operation and financial condition.

Employees

Our business depends on highly qualified management and flight crew personnel. Salaries, wages and benefits accounted for approximately 17.7%, 18.4% and 17.2% of our consolidated operating expenses for 2007, 2006 and 2005, respectively. As of December 31, 2007, we had 1,725 employees, 860 of whom were crewmembers. We maintain a comprehensive training program for our crewmembers in compliance with FAA requirements, in which each pilot and flight engineer regularly attends recurrent training programs. All crewmembers in the direct employment of Atlas and Polar are represented by the Air Line Pilots Association (“ALPA”). Those crewmembers hired directly by our former subsidiary, Atlas Air Crew Services, in Stansted, England and now employed by an Atlas Air Branch Office (“AABO”), are not represented by a union.

Our relations with ALPA are governed by the Railway Labor Act of 1926 (the “Act”). Under this statute, a collective bargaining agreement between a company and the labor union generally does not expire but becomes amendable as of a stated date. If either party wishes to modify the terms of such agreement, it must notify the other in the manner prescribed in the agreement. We are subject to risks of work interruption or stoppage as permitted by the Act and may incur additional administrative expenses associated with union representation of our employees.

The Atlas collective bargaining agreement became amendable in February 2006. Polar’s collective bargaining agreement with ALPA became amendable in April 2007. While both units have filed Railway Labor Act “Section 6” notices to begin negotiations for amended agreements, those negotiations have been placed on hold in favor of completing the merger of the two crew forces as more fully described below.

In November 2004, in order to increase efficiency and assist in controlling costs, the Company initiated steps to merge the ALPA represented crewmember bargaining units of Atlas and Polar. The processes for completing this merger are set forth in both the Atlas and Polar collective bargaining agreements. The agreements both provide for a seniority integration process and the negotiation of a single collective bargaining agreement (“SCBA”). On October 26, 2005 ALPA set a policy initiation date triggering the provisions of its merger policy and thus initiated the crewmember seniority list integration process. This seniority list integration process was completed on November 21, 2006. However, the integrated lists cannot be implemented until a SCBA covering the merged crew force has been reached.

Both the current Atlas and Polar collective bargaining agreements set forth protocols for reaching a SCBA. Those protocols include nine months of direct bargaining, followed by final and binding arbitration, if required, to resolve any remaining open issues. ALPA and the Company have also discussed a merger protocol letter of agreement a (“Merger Protocol Letter of Agreement”) to enhance the existing contractual protocols for reaching an SCBA.

On July 11, 2007, the Company filed grievances under both the Atlas and Polar collective bargaining agreements to compel the commencement of SCBA negotiations. In response, ALPA, on behalf of the Atlas crew force, conceded the Company’s grievance. They also executed a Merger Protocol Letter of Agreement. However, ALPA, on behalf of the Polar crew force, rejected the Company’s grievance and disputed whether it could be required to combine SCBA negotiations and whether the dispute could be scheduled for immediate arbitration. This preliminary scheduling issue was submitted to the selected arbitrator who ruled in favor of the Company and has directed that the Company’s grievance be heard March 25 through March 27, 2008, his first available dates. The Company cannot guarantee how the arbitrator will rule on our grievance.

Chapter 11 Reorganization

In early 2003, we embarked on a comprehensive program that included a change in our senior management and the initiation of an aggressive operational and financial restructuring plan. Throughout the course of 2003, management implemented significant cost saving initiatives and negotiated with various lessors and secured aircraft creditors to reduce or defer rents and payments on our aircraft. By the end of 2003, we were able to negotiate binding term sheets and restructuring agreements with a majority of our significant aircraft lenders and lessors.

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

The information on our website is not, and shall not be deemed to be, part of this Report or incorporated into any other filings we make with the SEC.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to Our ACMI Business

We depend on a limited number of significant customers for our ACMI business, and the loss of one or more of such customers could materially adversely affect our business, results of operations and financial condition.

For the years ended December 31, 2007, 2006 and 2005, our ACMI business accounted for approximately 23.1%, 27.6% and 28.8%, respectively, of our operating revenues. Our ACMI business depends on a limited number of significant customers, which customers numbered between seven and 12 during these periods. In addition, Emirates accounted for 10.8%, 11.9% and 9.8% of our total operating revenues for the years ended December 31, 2007, 2006 and 2005, respectively. We typically enter into ACMI contracts with our customers for terms ranging from three to six years on Boeing 747-400s. The terms of our existing contracts are scheduled to expire on a staggered basis over the next six years. There is a risk that any one of our significant ACMI customers may not renew their ACMI contracts with us on favorable terms or at all. Entering into ACMI contracts with new customers generally requires a long sales cycle, and as a result, if our ACMI contracts are not renewed, and there is a resulting delay in entering into new contracts, our business, results of operations and financial condition could be materially and adversely affected.

We could be adversely affected if a large number of Boeing 747-400 passenger-to-freighter converted aircraft enter the ACMI market and could cause ACMI rates to decrease.

As passenger airlines begin to retire Boeing 747-400 aircraft from passenger service, many of these aircraft are undergoing conversion to freighters. Although inferior in operating performance to the Boeing 747-400 specialty built freighter that we operate, if a significant number of these 747-400 converted freighter aircraft become available to our competitors, it could cause ACMI rates and underlying aircraft values to decrease. If that was to occur our business, results of operations and financial condition could be materially and adversely affected.

We could be adversely affected if our new Boeing 747-8F aircraft are not delivered on schedule or if such aircraft do not meet expected performance specifications.

In September 2006, we placed an order for 12 new Boeing 747-8F aircraft that are currently scheduled to be delivered in 2010 and 2011. As part of this transaction, we also hold rights to purchase up to an additional 14 Boeing 747-8F aircraft. The addition of these new aircraft is a material component of our growth and fleet renewal strategy. Although the Boeing 747-8F aircraft shares many of the same components used in our other Boeing 747 models, it is a new aircraft model and has not yet received the necessary regulatory approvals and certifications. A significant delay in Boeing’s production or delivery schedule, including delay in receiving necessary approvals and certifications, could delay the delivery and deployment of these aircraft. Although Boeing has provided us with performance guarantees, the new aircraft may not meet the expected performance specifications, which could make it more difficult for us to deploy these aircraft in a timely manner or at favorable rates.

Risks Related to Our AMC Charter Business

We derive a significant portion of our revenues from our AMC Charter business, and a substantial portion of these revenues were generated pursuant to expansion flying, as opposed to fixed contract arrangements with the AMC. In the longer term, we expect that the revenues from our AMC Charter business may decline from current levels, which could have a material adverse effect on our business, results of operations and financial condition.

During the years ended December 31, 2007, 2006 and 2005, approximately 24.1%, 22.1% and 27.2%, respectively, of our operating revenues were derived from our AMC Charter business. In each of these years, the revenues derived from expansion flights for the Air Mobility Command significantly exceeded the value of the fixed flight component of our AMC contract.

While we expect that our AMC Charter business, especially expansion flights, will generate a significant amount of our revenue for the foreseeable future, future revenues from this business may decline from current levels as a result of reduced US military heavy lift requirements. Revenues from our AMC Charter business are derived from one-year contracts that the Air Mobility Command is not required to renew. Our current AMC contract runs from October 1, 2007 through September 30, 2008. Changes in national and international political priorities can significantly affect the volume of our AMC Charter business, especially the volume of expansion flying. Any decrease in U.S. military activity could reduce our AMC Charter business. In addition, our share of the total AMC Charter business depends on several factors, including the total fleet size we commit to the CRAF program and the total number of aircraft deployed by our partners and competitors in the program.

The Air Mobility Command also holds all carriers to certain on-time performance requirements. To the extent that we fail to meet those performance requirements or if we fail to perform or to pass semi-annual AMC inspections, our revenues from our AMC Charter business could decline through a suspension or termination of our AMC contract. Our revenues could also decline due to a reduction in the revenue rate we are paid by the Air Mobility Command, a greater reliance by the AMC on its own freighter fleet or a reduction in our allocation of expansion flying. If our AMC Charter business declines significantly and we are otherwise unable to effectively deploy the resultant capacity, it could have a material adverse effect on our business, results of operations and financial condition.

Our AMC Charter business is dependent on our participation in a team accredited to participate in the CRAF program. If one of our team members withdraws from the program, or if other carriers commit additional aircraft to this program, our share of AMC flying may decline, which could have a material adverse effect on our results of operations and financial condition.

Each year, the Air Mobility Command allocates its air cargo capacity needs to different teams of airlines based on a point system that is determined by the amount and types of aircraft such team of airlines pledges to the CRAF program. We participate in the CRAF program through a teaming arrangement with other airlines, led by FedEx. Our team is one of three major teams participating in the CRAF program. Several factors could adversely affect the amount of AMC flying that is allocated to us, including:

•	the formation of competing teaming arrangements;

•	an increase by other air carriers in their commitment of aircraft to the CRAF program;

•	the withdrawal of our team’s current partners, especially FedEx;

•	a reduction of the number of aircraft pledged to the CRAF program by us or other members of our team; or

•	increased participation of other carriers in the CRAF program.

A reduction in our share of AMC flying could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Scheduled Service Business and the DHL Transaction

Operating results in our Scheduled Service business may vary significantly from period to period until the commencement of the blocked space agreement with DHL.

During the years ended December 31, 2007, 2006 and 2005, approximately 42.1%, 41.4% and 34.4% of our operating revenues were derived from our Scheduled Service business. Our Scheduled Service business operates according to fixed flight schedules regardless of the amount of cargo transported. Consequently, a significant portion of our Scheduled Service costs are fixed, such as crew, fuel, capital costs, maintenance, and facilities expenses. The contribution generated from our Scheduled Services business varies significantly from period to period depending on a number of factors outside of our control, including global airfreight demand, global economic conditions, competition and increases in fuel costs.

Our agreements with DHL require us to meet certain performance targets in our Scheduled Service operations, including certain departure/arrival reliability standards. Failure to meet these performance targets could adversely affect our financial results.

Our ability to derive the expected economic benefits from our transactions with DHL depends substantially on our ability to successfully meet strict performance standards and deadlines for aircraft and ground operations. As an express network provider, we will be required to operate under these tighter time schedules by the BSA Commencement Date. If we do not meet these requirements, we may not be able to achieve the projected revenues and profitability from this contract, and we could be exposed to certain DHL remedies, including termination of the arrangements in the most extreme of circumstances, as described below.

Our blocked space agreement with DHL confers certain termination rights to DHL which, if exercised or triggered, may result in us being unable to realize the full benefits of this transaction.

Our blocked space agreement with DHL gives DHL the option to terminate the agreement for convenience by giving notice to us at least one year prior to the fifth, tenth or fifteenth anniversary of the agreement’s commencement date. If DHL terminates for convenience on the fifth anniversary, Polar or DHL will be required to assume all six Boeing 747-400 freighter head leases for the entire remaining term of each such aircraft lease. Each assumed lease has a guarantee by DHL’s parent or its creditworthy subsidiary. Further, DHL has a right to terminate the blocked space agreement for cause following a specified management resolution process in the event that we default on our performance or we are unable to perform for reasons beyond our control. If DHL exercises any of these termination rights, we will not be able to achieve the projected revenues and profitability from this contract.

Risks Related to Our Business Generally

Should any of our existing aircraft or our new order of Boeing 747-8F aircraft become underutilized by our businesses, failure to re-deploy these aircraft at favorable rates in our other lines of business or to successfully and timely dispose of such aircraft could have a material adverse effect on our business, results of operations and financial condition.

We provisionally allocate our existing and on-order aircraft among our business segments according to projected demand. If demand in our ACMI or AMC Charter businesses weakens and as a result we have underutilized aircraft, we will seek to re-deploy these aircraft in our other lines of business. If we are unable to successfully deploy our existing aircraft or our new order of Boeing 747-8F aircraft, when delivered, at favorable rates or achieve a timely disposal of such aircraft, our long term results of operations could be materially and adversely affected.

While our revenues may vary significantly over time, a substantial portion of our operating expenses are fixed. These fixed costs limit our ability to quickly change our cost structure to respond to any declines in our revenues, which could reduce our profitability.

To maintain our level of operations, a substantial portion of our costs, such as aircraft ownership, crew maintenance and facility costs, are fixed. Operating revenues from our business are directly affected by our ability to maintain high utilization of our aircraft and services at favorable rates. The utilization of our aircraft and our ability to obtain favorable rates are affected by many factors, including global demand for airfreight, global economic conditions, fuel costs and the deployment by our current and potential customers of their own aircraft, among others, which may cause our revenues to vary significantly over time. If our revenues for a particular period fall below expectations, we would be unable to proportionately reduce our operating expenses for that period. Any revenue shortfall during a quarterly or annual period may cause our profitability for that period to fall.

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

We have a number of contractual obligations, including progress payments, associated with our order of 12 Boeing 747-8F aircraft. If we are unable to obtain financing for these aircraft and/or make the required progress payments, our growth strategy will be disrupted and our business, results of operations and financial condition could be materially adversely affected.

In September 2006, we placed an order for 12 new Boeing 747-8F aircraft that are scheduled to be delivered in 2010 and 2011. As part of this transaction, we also hold rights to purchase up to an additional 14 Boeing 747-8F aircraft. We are required to pay significant pre-delivery deposits to Boeing for these aircraft. As of December 31, 2007, we had commitments of approximately $2.1 billion associated with this aircraft order (including estimated contractual escalations and applying purchase credits). We typically finance our aircraft through either mortgage debt or lease financing. Although we have received standby financing commitments to finance four of these aircraft, we cannot assure you that we will be able to meet the financing conditions contained in these commitments or to secure other financing on terms attractive to us or at all. If we are unable to secure financing on acceptable terms, including financing of our progress payments, we may be required to incur financing costs that are substantially higher than what we currently anticipate.

Our substantial lease and debt obligations, including aircraft lease and other obligations, could impair our financial condition and adversely affect our ability to raise additional capital to fund our operations or capital requirements, all of which could limit our financial resources and ability to compete, and may make us more vulnerable to adverse economic events.

As of December 31, 2007, we had total debt obligations of approximately $469.6 million and total aircraft operating leases and other lease obligations of $2,203.2 million. These obligations are expected to increase significantly over the next several years as we begin to accept delivery of, and enter into financing arrangements for, our new Boeing 747-8F aircraft. Our outstanding financial obligations could have negative consequences, including:

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

Our ability to service our debt and meet our lease and other obligations as they come due is dependent on our future financial and operating performance. This performance is subject to various factors, including factors beyond our control, such as changes in global and regional economic conditions, changes in our industry, changes in interest or currency exchange rates, the price and availability of aviation fuel and other costs, including labor and insurance. Accordingly, we cannot assure you that we will be able to meet our debt service, lease and other obligations as they become due.

Certain of our debt and lease obligations contain a number of restrictive covenants. In addition, many of our debt and lease obligations have cross default and cross acceleration provisions.

Restrictive covenants in certain of our debt and lease obligations, under certain circumstances, could impact our ability to:

•	pay dividends or repurchase stock;

•	consolidate or merge with or into other companies or sell substantially all of our assets; and/or

•	expand in a material way into lines of businesses beyond existing business activities or those which are cargo-related and/or aviation-related and similar businesses.

In certain circumstances, a covenant default under one of our debt instruments could cause us to be in default of other obligations as well. Any unremedied defaults could lead to an acceleration of the amounts owed, and potentially could cause us to lose possession or control of certain aircraft.

Fuel price volatility could adversely affect our business and operations, especially in our Scheduled Service and Commercial Charter businesses.

The price of aircraft fuel is unpredictable and has been increasingly volatile over the past few years. Fuel is one of the most significant expenses in our Scheduled Service and Commercial Charter businesses. For the years ended December 31, 2007, 2006 and 2005, fuel costs were approximately 37.8%, 34.3% and 30.0%, respectively, of our total operating expenses. Although we attempt to pass on increases in the price of aircraft fuel to our Scheduled Service and Commercial Charter customers by imposing a company determined surcharge, we ultimately bear a portion of any price increases. There can be no assurance that we will be able to continue to impose such surcharges in the future.

In addition, while our ACMI contracts require our customers to pay for aviation fuel, if fuel costs increase significantly, their customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers.

Our financial condition could suffer if we experience unanticipated costs or enforcement action as a result of the Department of Justice fuel surcharge investigation and other lawsuits and claims.

On February 14, 2006, the Department of Justice served us with a subpoena in connection with its investigation into the fuel surcharge pricing practices of approximately 20 air cargo carriers. Other than the subpoena, there has been no formal complaint or demand of us by the Department of Justice, and we are fully cooperating with this investigation. As a result of the investigation, we and a number of other cargo carriers have been named co-defendants in a number of class action suits filed in multiple jurisdictions of the U.S. Federal District Court, and have been named in two civil class action suits in Ontario, Quebec and British Columbia, Canada, which are substantially similar to the U.S. class action suits. Moreover, we have submitted relevant information and documentation to regulators in Australia and New Zealand in connection with investigations initiated by such authorities into pricing practices of certain international air cargo carriers. We have also received notification from authorities in Switzerland, Australia, New Zealand and the EU that they are investigating the freight pricing practices of several carriers, including us. We are also party to a number of other claims, lawsuits and pending actions, which we consider to be routine and incidental to our business (see Note 12 to our Financial Statements).

We are party to collective bargaining agreements with our U.S. crewmembers that could result in higher labor costs than those faced by some of our non-unionized competitors, putting us at a competitive disadvantage, and could result in a work interruption or stoppage, which could materially adversely affect our business, results of operations and financial condition.

We have two separate crewmember forces, one for each of Atlas and Polar. Each is represented by ALPA, except for a limited number of crewmembers (approximately 60 in total) who are employed by AABO in Stansted, England. There is a separate collective bargaining agreement at each of Atlas and Polar. Collectively, these employees represented approximately 49.9%, 50.5% and 49.0% of our workforce at December 31, 2007, 2006 and 2005, respectively. We are subject to risks of increased labor costs associated with having a partially unionized workforce, as well as a greater risk of work interruption or stoppage. We cannot assure you that disputes, including disputes with certified collective bargaining representatives of our employees, will not arise in the future or will result in an agreement on terms satisfactory to us. Such disputes and the inherent costs associated with their resolution could have a material adverse effect on our business, results of operations and financial condition.

The Exposure Draft of the AICPA Industry Audit Guide “Audits and Accounting Guide-Airlines” proposes changes to accounting requirements that may, when released in final form, cause us to revisit our accounting for prepaid maintenance.

The Exposure Draft of the AICPA Industry Audit Guide entitled “Audits and Accounting Guide-Airlines” proposes guidance on accounting requirements relating to, among other matters, accounting for prepaid maintenance. We believe that our accounting treatment with respect to prepaid maintenance is in conformity with U.S. generally accepted accounting principles (“GAAP”). However, if the guidance with respect to prepaid maintenance expense is unchanged upon issuance of the final guide, the SEC may disagree with the accounting treatment of our current maintenance arrangements. In such event, and if our maintenance arrangements remain the same as currently in effect and we are unable to convince the SEC that our accounting is in accordance with GAAP, we may be required to revise disclosures in future filings, amend disclosures in our previous Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and subsequent periodic reports, or depending on the transition guidance, if any, related to the adoption of the new guide, restate prior period financial statements.

As a U.S. government contractor, we are subject to a number of procurement and other rules and regulations that add costs to our business. A violation of these rules and regulations could lead to termination or suspension of our government contracts and could prevent us from entering into contracts with government agencies in the future.

In order to do business with government agencies, including the AMC, we must comply with, and are affected by, many laws and regulations, including those related to the formation, administration and performance of U.S. government contracts. These laws and regulations, among other things:

•	require, in some cases, procurement with small businesses certification and disclosure of all cost and pricing data in connection with contract negotiations, and may give rise to U.S. government audit rights;

•	impose accounting rules that dictate how we define certain accounts, define allowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts;

•	establish specific health, safety and doing-business standards; and

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

Our insurance coverage may become more expensive and difficult to obtain and may not be adequate to insure all risks.

Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general, and the insured carrier in particular. Future terrorist attacks and other adverse events involving aircraft could result in increases in insurance costs and could affect the price and availability of such coverage. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the federal government. The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through March 30, 2008. With the approval of the President, the Secretary of Transportation is empowered to extend coverage through December 31, 2008. However, the FAA has indicated that it intends to gradually withdraw war-risk coverage for all U.S. airlines in upcoming renewal periods to allow for an orderly transition back to commercial markets. If the federal war-risk coverage program terminates or provides significantly less coverage in the future, we could face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

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

Some of our aircraft are periodically deployed in potentially dangerous situations, which may result in damaged to our aircraft.

Some of our aircraft are deployed in potentially dangerous locations and carry hazardous cargo incidental to the services we provide in support of U.S. military activities, particularly in shipments to the Middle East. Some areas through which our flight routes pass are subject to geopolitical instability, which increases the risk of a loss of, or damage to, our aircraft, or death or injury to our personnel. While we maintain insurance to cover the loss of an aircraft, except for limited situations, we do not have insurance against the loss arising from business interruption. It is difficult to replace lost or substantially damaged aircraft due to the high capital requirements and long delivery lead times for new aircraft or to locate appropriate in-service aircraft for lease or sale.

Global trade flows are seasonal; hence all of our business segments, including our ACMI customers’ business, experience seasonal revenue variation.

Global trade flows are seasonal in nature, with peak activity occurring during the retail holiday season, which traditionally begins in September and lasts through mid-December. This typically results in a significant decline in demand for these services in the first quarter of the year. Additionally, while our ACMI contracts have contractual utilization minimums, they typically allow our customers to cancel an agreed upon percentage of the guaranteed hours of aircraft utilization over the course of a year. Our customers often exercise those cancellation options early in the first quarter of the year, when the demand for air cargo capacity has been historically low following the seasonal holiday peak in the fourth quarter. While our revenues fluctuate seasonally as described above, a significant proportion of the costs associated with our business, such as aircraft rent, depreciation and facilities costs, are fixed and cannot easily be reduced to match the seasonal drop in demand. As a result, our net operating results are subject to a high degree of seasonality.

Volatility in international currency markets may adversely affect demand for our services.

Although we price the majority of our services and receive the majority of our payments in U.S. dollars, many of our customers’ revenues are denominated in foreign currencies. Any significant devaluation in such currencies relative to the U.S. dollar could have a material adverse effect on such customers’ ability to pay us or on their level of demand for our services, which could have a material adverse effect on our business, results of operations and financial condition. If there is a continued significant decline in the value of the U.S. dollar against foreign currencies, the demand for some of the products that we transport could decline. Such a decline could reduce demand for our services and thereby have a material adverse effect on our business, results of operations and financial condition.

We rely on third party service providers. If these service providers do not deliver the high level of service and support required in our business, we may lose customers and revenue.

We rely on third parties to provide certain essential services on our behalf, including maintenance and ground handling. In certain locations, there may be very few sources, or sometimes only a single source, of supply for these services. If we are unable to effectively manage these third parties, they may provide inadequate levels of support which could have an adverse impact on our operations and the results thereof. Any material problems with the efficiency and timeliness of our contracted services, or an unexpected termination of those services, could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO OUR INDUSTRY

We depend on certain levels of worldwide economic activity to operate our business successfully. Any significant decrease in demand for air cargo transport could adversely affect our business and operations.

Our success is highly dependent upon the level of business activity and overall global economic conditions, including import and export demand in our key markets, and levels of international U.S. military activity. Any economic downturn in the U.S. or in our key markets overseas, or any business shift towards using less time sensitive modes of freight transportation, such as land or sea based cargo services, is likely to adversely affect demand for our services and the services offered by our ACMI customers. Additionally, a prolonged economic slowdown may increase the likelihood that our customers would reduce the scope of services we provide to them which could adversely affect our business and operations.

The market for air cargo services is highly competitive and if we are unable to compete effectively, we may lose current customers or fail to attract new customers.

Each of the markets we participate in is highly competitive and fragmented. We offer a broad range of aviation services and our competitors vary by geographic market and type of service and include other international and domestic contract carriers, regional and national ground handling and logistics companies, internal cargo units of major airlines and third party cargo providers. Competition in the air cargo and transportation market is influenced by several key factors, including quality, price and availability of assets and services. Regulatory requirements to operate in the U.S. domestic air cargo market have been reduced, facilitating the entry into domestic markets by foreign air cargo companies. In addition, we expect that new freighter aircraft, including passenger aircraft that have been converted into freighter aircraft that enter the market, are likely to add to the supply of available cargo aircraft.

We are subject to extensive governmental regulations and our failure to comply with these regulations in the U.S. and abroad, or the adoption of any new laws, policies or regulations or changes to such regulations may have an adverse effect on our business.

Our operations are subject to complex aviation and transportation laws and regulations, including Title 49 of the U.S. Code (formerly the Federal Aviation Act 1958, as amended), under which the DOT and the FAA exercise regulatory authority over air carriers. In addition, our business activities fall within the jurisdiction of various other federal, state, local and foreign authorities, including the U.S. Department of Defense, the TSA, U.S. Customs and Border Protection, the Treasury Department’s Office of Foreign Assets Control and the EPA. In addition, other countries in which we operate have similar regulatory regimes to which we are subjected. These laws and regulations may require us to maintain and comply with the terms of a wide variety of certificates, permits, licenses, noise abatement standards and other requirements and our failure to do so could result in substantial fines or other sanctions. These U.S. and foreign aviation regulatory agencies have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with provisions of law or applicable regulations and may impose civil or criminal penalties for violations of applicable rules and regulations. Such fines or sanctions, if imposed, could have a material adverse effect on our mode of conducting business, results of operations and financial condition. In addition, U.S. and foreign governmental authorities may adopt new regulations, directives or orders that could require us to take additional and potentially costly compliance steps or result in the grounding of some of our aircraft, which could increase our operating costs or result in a loss of revenues.

International aviation is increasingly subject to conflicting requirements imposed or proposed by the U.S. and foreign governments. This is especially true in the areas of transportation security, aircraft noise and emissions control. The imposition of potential new restrictions in the environmental area, to control greenhouse gas emissions, is a distinct possibility. Such restrictions may have an adverse impact on our industry. Finalization of European Union legislations to limit the ability of European Union carriers to wet lease (through ACMI arrangements) aircraft from non-European Union carriers also could have an adverse impact. These and other similar regulatory developments could increase business uncertainty for commercial air-freight carriers.

The airline industry is subject to numerous security regulations and rules which increase costs. Imposition of more stringent regulations and rules than currently exist could materially increase our costs and have a material adverse effect on our results of operations.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The sale of shares by our principal stockholders could affect the price of our common stock.

HMC Atlas Air, L.L.C. and Harbinger Capital Partners Special Situations Fund, L.P. (our principal stockholders) collectively own approximately 8,389,690 shares or 38.8%, of our common stock as of December 31, 2007. On April 16, 2007, we filed a shelf registration with the SEC on behalf of our principal stockholders covering all of the common shares owned by these entities. We may also be required to file up to two additional registration statements on behalf of our principal stockholders in certain circumstances. Our principal stockholders also have piggyback registration rights in connection with certain offerings of our common stock. Filing additional shelf registration statements for our principal stockholders could have an adverse impact on the price of our common stock due to the large number of shares required to be registered and the possible sale of these shares over the period of effectiveness of the registration statement up to a three-year period.

The concentration of our capital stock ownership could discourage a takeover that stockholders may consider favorable and make it more difficult for you to elect directors of your choosing.

Our principal stockholders beneficially own shares of our common stock, representing 38.8% of the voting power of our common stock. This concentration likely will limit other stockholders’ ability to influence corporate matters. If our principal stockholders were to act in concert with any of our other major stockholders, such holders could be in a position to control the outcome of actions requiring stockholder approval, such as an amendment to our certificate of incorporation, the authorization of additional shares of capital stock, and any merger, consolidation, or sale of all or substantially all of our assets, and could prevent or cause a change in control of us.

Provisions in our restated certificate of incorporation and by-laws and Delaware law might discourage, delay or prevent a change in control of our company and, therefore, depress the trading price of our common stock.

Provisions of our restated certificate of incorporation and by-laws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control, which stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of common stock. These provisions include the following:

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

Our common stock share price has been subject to fluctuation in value.

The trading price of our common shares is subject to material fluctuations in response to a variety of factors, including quarterly variations in our operating results, economic conditions of the airline industry generally or airline cargo carriers specifically, general economic conditions or other events and factors that are beyond our control.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Aircraft

Owned and leased aircraft at December 31, 2007 include the following:

		Capital	Operating		Average
Aircraft Type	Owned	Leased	Leased	Total	Age Years

747-200	12	3	1	16	28.0
747-300	1	—	—	1	22.1
747-400	6	—	14	20	7.7

Total	19	3	15	37	16.9

Lease expirations for our operating leased aircraft included in the above table range from October 2010 to February 2025. Three of the owned Boeing 747-400 aircraft are dry leased to a 49% owned affiliate and two of the Boeing 747-200s under capital lease are dry-leased to unaffiliated third parties.

Ground Facilities

Our principal office is located at 2000 Westchester Avenue, Purchase, New York, where we lease 120,000 square feet under a long-term lease that expires in 2012. Polar leases 6,878 square feet of office space in Long Beach, California, pursuant to a lease that is set to expire in November 2009. These offices include both operational and administrative support functions, including flight and crew operations, maintenance and engineering, material management, human resources, legal, sales and marketing, financial, accounting and information technology.

Polar LLC rents 170,000 square feet in Prestwick, Scotland under a long-term lease that expires in July 2010 for our maintenance activities. Atlas also leases 40,000 square feet at the Amsterdam Airport for maintenance and storage purposes. In October 2006, Atlas began leasing 25,000 square feet of space off airport at JFK Airport in Queens, New York for aircraft spare part storage.

ITEM 3.	LEGAL PROCEEDINGS

The information required in response to this Item is set forth in Note 12 to our Financial Statements, and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2007.

Executive Officers of the Registrant

The following is a list of the names, ages and background of our current executive officers:

William J. Flynn.  Mr. Flynn, age 54, has been our President and Chief Executive Officer since June 2006 and has been a member of our Board since May 2006. Mr. Flynn has had a 30 year career in international supply chain management and freight transportation. Prior to joining us, Mr. Flynn served as President and Chief Executive Officer of GeoLogistics Corporation since 2002. Mr. Flynn was initially recruited by the private equity sponsors of the company in 2002 to lead that company’s turnaround to profitability and the exit strategy for the investors. The company was acquired in September 2005 by PWC Logistics Corporation of Kuwait. Prior to his tenure at GeoLogistics Corporation, from 2000 until 2002, Mr. Flynn served as Senior Vice President to the Merchandise Service Group of CSX Transportation, Inc., the

operating unit serving the traditional railcar traffic of CSX Transportation, Inc, one of the largest Class 1 railroads operating in the U.S. Mr. Flynn spent over 20 years with Sea-Land Service Inc. a global provider of container shipping services. He served in roles of increasing responsibility in the US, Latin America and Asia. Mr. Flynn was ultimately responsible for the Sea-Land’s consolidated operations in Asia. Mr. Flynn is also a director of Allied Waste Industries, Inc. and Horizon Lines, Inc. Mr. Flynn holds a Bachelors degree, summa cum laude, in Latin American studies from the University of Rhode Island and a Masters degree in the same field from the University of Arizona.

John W. Dietrich.  Mr. Dietrich, age 43, was elected Executive Vice President and Chief Operating Officer in September 2006. Prior thereto, Mr. Dietrich was a Senior Vice President from February 2004, and in 2003, he was named Vice President and General Counsel. He was also responsible for our Human Resources and Corporate Communications functions from 2003 to October 2007. In 1999, Mr. Dietrich joined Atlas as Associate General Counsel. From 1992 to 1999, Mr. Dietrich was a litigation attorney at United Airlines, providing legal counsel to all levels of management, particularly on employment and commercial litigation issues. Mr. Dietrich attended Southern Illinois University and received his Juris Doctorate, cum laude, from John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

Jason Grant.  Mr. Grant, age 35, was elected Senior Vice President and Chief Financial Officer in September 2007. Prior to September 2007, Mr. Grant was Senior Vice President — Network Planning and Business Development from March 2007 and Vice President — Continuous Improvement from August 2006. He was named Vice President — Financial Planning and Analysis in May 2006, after having been elected Staff Vice President responsible for our consolidated budget, forecasting, capital planning and financial analysis in December 2004. Mr. Grant joined us in 2002 and held various finance and treasury positions before being named a Staff Vice President. Prior to joining us, he was a manager of Financial Planning and Financial Analysis groups for American Airlines. Mr. Grant holds a bachelor’s degree in business administration from Wilfrid Laurier University and a master’s degree in Business Administration from Simon Fraser University in Canada.

Adam R. Kokas.  Mr. Kokas, age 36, has been our Senior Vice President, General Counsel and Secretary since October 2006 and our Chief Human Resources Officer since November 2007. Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on merger and acquisition and capital markets transactions, and general corporate, securities and business law issues. Prior to joining Ropes & Gray, Mr. Kokas was a partner at Kelley Drye & Warren LLP, where he joined as an associate in 2001. At both Kelley Drye and Ropes & Gray, Mr. Kokas has represented us in a variety of matters, including corporate finance transactions, corporate governance matters, strategic alliances, securities matters, and other general corporate issues. Mr. Kokas earned his bachelor’s degree from Rutgers University, and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars.

Michael T. Steen.  Mr. Steen, age 41, was elected Senior Vice President and Chief Marketing Officer in April 2007. He is responsible for all aspects of the Company’s global sales and marketing activities, including strategy, new products and services, brand positioning and marketing communications. He assumed responsibility for our Corporate Communications function in November 2007. Prior to joining Atlas, Mr. Steen served as Senior Vice President of Sales and Marketing at Exel PLc and Vice President for the Americas for KLM Cargo. Mr. Steen led the sales and marketing activities for Exel Freight’s management and technology sector. Following Exel’s acquisition by Deutsche Post World Net, he held senior-level positions with the merged company in global supply chain logistics. Prior to joining Exel, he had served in a variety of roles with KLM Cargo over 11 years, including Vice President of the Americas, Head of Global Sales and Marketing for the Logistics Unit and Director of Sales for EMEA. Mr. Steen has also been a member of the Board of Directors of TIACA since November 2007. Mr. Steen earned a degree in economic science from Katrinelund in Gothenburg, Sweden, and is an alumnus of the Advanced Executive Program at the Kellogg School of Management at Northwestern University.

William C. Bradley.  Mr. Bradley, age 46, has been Vice President and Treasurer since July 2002. He is responsible for capital market and corporate finance activities and banking, cash management, insurance, hedging and investor-relations activities. From 1993 to 2002, Mr. Bradley served as Vice President and Assistant Treasurer and head of the Financial Planning and Business Analysis Department at Viacom Inc. Prior to Viacom, Mr. Bradley spent five years in commercial banking at the Bank of New York, and two years with the U.S. International Trade Administration. Mr. Bradley received a bachelor’s degree in International Affairs from Lafayette College and a master’s degree in International Affairs, with a specialization in International Business, from Columbia University.

James R. Cato.  Mr. Cato, age 53, is Vice President of Flight Operations and Labor Relations for both Atlas and Polar. Mr. Cato joined us in 1999 as a consultant, serving as Atlas’ chief spokesperson for the negotiations that led to its first collective bargaining agreement with the Air Line Pilots Association. Mr. Cato was named Vice President of Labor Relations for Atlas in November 2000. In 2003, Mr. Cato assumed the additional responsibilities of Vice President of Flight Operations for Atlas and Vice President of Labor Relations for Polar. In May 2004, Mr. Cato also assumed the duties of Vice President of Flight Operations for Polar. Mr. Cato has more than two decades experience in the airline industry, including positions at Continental Airlines (during that carrier’s turnaround in the early 1990’s), TWA, and as a consultant for a number of airlines, including Reno Air. Mr. Cato received his bachelor’s degree and Juris Doctorate from the University of Kansas.

Gordon L. Hutchinson.  Mr. Hutchinson, age 49, has been Vice President and Controller since May 2005. Mr. Hutchinson, a certified public accountant, served as Corporate Controller and a member of the Pension Plan and 401(k) Committees of National Railroad Passenger Corporation, a transportation and engineering construction company, from 2003 to 2005. From 2001 to 2003, he served as Chief Financial Officer and Corporate Secretary of MHI Communications, an advertising and marketing communications agency, where he was responsible for all financial operations. From 1999 to 2001, Mr. Hutchinson was Vice President of Finance for Teligent, Inc., a domestic and international wireless communication company, where he was responsible for all reporting and analysis of financial results. Mr. Hutchinson holds a bachelor of commerce degree from the University of British Columbia and studied executive management at the Richard Ivey School of Business at the University of Western Ontario.

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

Market Price of Common Stock

The following table sets forth the closing high and low sales prices per share of our Common Stock for the periods indicated.

	High	Low

2007 Quarter Ended
December 31	$58.59	$52.02
September 30	$60.83	$48.94
June 30	$59.82	$53.69
March 31	$54.29	$44.00
2006 Quarter Ended
December 31	$47.98	$37.28
September 30	$49.95	$35.93
June 30	$52.00	$44.50
March 31	$48.75	$43.75

The last reported sale price of our Common Stock on the NASDAQ National Market on February 26, 2008 was $49.25 per share. As of February 15, 2008, there were approximately 21.6 million shares of our Common Stock issued and outstanding, and 147 holders of record of our Common Stock.

No repurchases of our Common Stock were made during the quarter ended December 31, 2007.

Dividends

We have never paid a dividend with respect to our Common Stock, nor do we anticipate paying a dividend in the foreseeable future. Moreover, certain of our financing arrangements contain financial covenants that could limit our ability to pay cash dividends.

Equity Distribution pursuant to the Plan of Reorganization

The Plan of Reorganization along with a subsequent Bankruptcy Court order authorized AAWW to distribute approximately 20,200,000 shares of Common Stock to creditors. As of December 31, 2007, a total of 20,199,997 of such shares have been distributed and the three remaining shares held in reserve for this purpose have been cancelled.

Additionally, pursuant to the Plan of Reorganization 2,772,559 shares of Common Stock have been reserved for equity-based awards. As of December 31, 2006, a total of 2,163,648 shares have been awarded to our directors, senior management and other employees under the Amended and Restated 2004 Long Term Incentive and Share Award Plan (the “2004 LTIP”). The 2004 LTIP plan was replaced by shareholder vote in May 2007 with the 2007 Long Term Incentive Plan (“the 2007 Plan”), and no new awards have been granted under the 2004 LTIP since that time. Awards outstanding under the 2004 LTIP will continue to be governed by the terms of that plan and the agreements under which they were granted. The 2007 Plan limits the terms of awards to ten years and prohibits the granting of awards more than ten years after the effective date of the 2007 Plan. An aggregate of 628,331 shares of common stock was reserved for issuance to participants under the 2007 Plan.

Foreign Ownership Restrictions

Under our by-laws, federal law and DOT regulations, we must be controlled by U.S. citizens. In this regard, our President and at least two-thirds of our Board and officers must be U.S. citizens and not more than 25% of our outstanding voting Common Stock may be held by non-U.S. citizens. These requirements apply to Atlas and Polar individually, as well as to AAWW. We believe that during the period covered by this Report we were in compliance with these requirements.

ITEM 6.	SELECTED FINANCIAL DATA

The selected balance sheet data as of December 31, 2007 and 2006 (Successor Company) and the selected statement of operations data for the years ended December 31, 2007, 2006 and 2005 have been derived from our audited Financial Statements included elsewhere herein. The selected balance sheet data as of December 31, 2005 and 2004 (Successor) and 2003 and 2002 (Predecessor), and selected statement of operations data for the period July 28, 2004 through December 31, 2004 (Successor Company) and the period January 1, 2004 through July 27, 2004, and for the years ended December 31, 2003 and 2002 (Predecessor Company), have been derived from our audited Financial Statements not included herein.

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

	Successor				Predecessor
				For the Period	For the Period
	For the Year	For the Year	For the Year	July 28, 2004	January 1, 2004	For the Year
	Ended	Ended	Ended	through	through	Ended
	December 31,	December 31,	December 31,	December 31,	July 27,	December 31,
	2007	2006	2005	2004	2004	2003

Operations
Total operating revenues	$1,562,706	$1,476,330	$1,617,897	$679,294	$735,367	$1,383,651

Total operating expenses	1,407,931	1,324,030	1,424,597	612,319	758,066	1,389,580

Operating income (loss)	154,775	152,300	193,300	66,975	(22,699)	(5,929)

Net income (loss)	$132,415	$59,781	$73,861	$22,710	$28,246	$(100,990)

Per Share Data
Basic income (loss) per share:
Net income (loss)	$6.24	$2.89	$3.64	$1.12	$0.74	$(2.63)

Weighted average common shares outstanding during the period	21,221	20,672	20,280	20,210	38,378	38,360

Diluted income (loss) per share:
Net income (loss)	$6.17	$2.83	$3.56	$1.11	$0.74	$(2.63)

Weighted average common shares and equivalents outstanding during the period	21,453	21,100	20,738	20,405	38,378	38,360

	Successor				Predecessor
				For the Period	For the Period
	For the Year	For the Year	For the Year	July 28, 2004	January 1, 2004	For the Year
	Ended	Ended	Ended	through	through	Ended
	December 31,	December 31,	December 31,	December 31,	July 27,	December 31,
	2007	2006	2005	2004	2004	2003

Financial Position
Total assets	$1,412,714	$1,119,780	$1,180,810	$1,142,196		$1,400,607
Long-term debt (less current portion)	$365,619	$398,885	$529,742	$602,985		$—	*
Stockholders’ equity (deficit)	$549,225	$473,844	$357,905	$277,962		$(28,282)
Cash dividends declared per common share	$—	$—	$—	$—		$—

*	For the year ended 2003, long term debt of $909.1 million was reclassified to current liabilities as a result of our defaults on our debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to AAWW and its wholly owned subsidiaries, including Atlas and Polar. In this Report, references to “we,” “our” and “us” are references to AAWW and its subsidiaries, as applicable.

Business Overview

We are the leading provider of aircraft and outsourced aircraft operating solutions to the global air freight industry. We manage and operate the world’s largest fleet of 747 freighters. We provide a unique and compelling value proposition to our customers by giving them access to new production freighters that deliver the highest reliability and lowest unit cost in the marketplace combined with outsourced aircraft operating services that lead the industry in terms of quality and global scale. Our customers include airlines, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Asia, the Middle-East, Australia, Europe, South America, Africa and North America.

We believe that demand for high-efficiency, wide-body freighter aircraft and related outsourced aircraft operating solutions will increase due to growing international trade, in particular, growth in developing markets in Asia and South America. According to industry studies, global cargo traffic, measured in revenue tonne-kilometers is expected to triple over the next two decades. As demand continues to increase, we believe that the supply of suitable freighter aircraft will not keep pace with this increase in demand as a result of limited production capacity, limited passenger-to-freight conversion capacity and the anticipated retirement of aging aircraft currently operating in the world fleet.

As of December 31, 2007, our existing fleet of 37 wide-body, freighter aircraft, including 20 modern, high-efficiency, Boeing 747-400 aircraft, and our complementary operating solutions, uniquely position us to benefit from the forecasted growth and increasing demand for wide-body freighter airplanes in the global air freight market. Our market position is further enhanced by our order of 12 new state-of-the-art Boeing 747-8F aircraft, scheduled to be delivered in 2010 and 2011. We are the only current provider of these aircraft to the outsourced freighter market. In addition to these 12 aircraft, we also hold rights to purchase up to an additional 14 Boeing 747-8F aircraft, providing us with flexibility to expand our fleet in response to market conditions.

We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry. The relative operating cost efficiency of our current 747-400F aircraft and future 747-8F aircraft, including their superior fuel efficiency, create a compelling value proposition for our customers and position us well for growth in both the wet and dry lease areas of our business.

Our primary services are:

•	Freighter aircraft leasing services which encompasses the following:

•	Fully outsourced aircraft operating solutions of aircraft, crew, maintenance and insurance known as wet leasing or ACMI. An ACMI lease is a contract for the use of one or more dedicated aircraft together with complementary operating services. We typically contract these services for three to six year periods on Boeing 747-400s and for shorter periods on Boeing 747-200s. Our outsourced operating solutions include crew, maintenance and insurance for the aircraft, while customers assume fuel, yield and demand risk;

•	Express network ACMI, where Polar will provide outsourced airport-to-airport wide-body cargo aircraft solutions to DHL. AAWW will operate a minimum of six dedicated Boeing 747-400 aircraft servicing the requirements of DHL’s trans-Pacific express operations. Polar has historically provided and will continue to provide scheduled air-cargo service on these aircraft to our Scheduled Service air-cargo service to our freight forwarder and other shipping customers, but post commencement, DHL will assume the commercial risk of the operation;

•	Aircraft and engine leasing solutions known as Dry Leasing. We typically Dry Lease to third parties for one or more dedicated aircraft for three to five year periods. Dry Leasing usually involves the leasing of aircraft to customers who are responsible for crew, maintenance and insurance and who assume fuel, yield and demand risk. In February 2008, Holdings formed a wholly owned subsidiary based in Ireland, to further its dry leasing efforts.

•	Charter services, which encompasses the following:

•	AMC Charter services, where we provide air cargo services for the Air Mobility Command or the AMC;

•	Commercial Charters, where we provide all-inclusive cargo aircraft charters to brokers, freight forwarders, direct shippers and airlines.

We believe that the following competitive strengths will allow us to capitalize on the compelling growth opportunities that exist in the global air freight industry:

Market leader for freighter aircraft leasing and outsourced aircraft solutions to the global air freight industry:

We manage the world’s largest fleet of Boeing 747 freighters, the largest and most cost effective long-haul commercial freighter available. Our fleet consists of 20 Boeing 747-400, 16 Boeing 747-200 and one Boeing 747-300 freighters representing roughly 10% of the heavy freighters operating in the world today. This highlights our position as the preeminent provider of these highly desirable and scarce assets in the case of the current Boeing 747-400F and the future Boeing 747-8F. Our operating model is unique in that we deploy our aircraft across a range of freighter aircraft leasing and charter services in order to drive maximum utilization and value from our fleet. The scale of our fleet enables us to have aircraft available globally to respond to our customers’ needs, both on a planned and ad hoc basis. This provides us with a commercial advantage over our competitors with smaller inflexible fleets.

The Boeing 747-400, which is the core of our ACMI and express network ACMI segments, is the industry leader for operating performance in the intercontinental air freighter market due to its cost and capacity advantage over other freighters. According to the manufacturer, these aircraft burn 10-16% less fuel and have 26 tons and 1,200 nautical miles of incremental capacity and range compared to Boeing 747-200s. In September 2006, we placed an order for 12 new, state-of-the-art Boeing 747-8 aircraft, which have even better operating performance relative to the Boeing 747 400 and will allow us to grow and maintain our industry leading position for the foreseeable future.

Stable base of contractual revenue and reduced operational risk:

Our focus on providing contracted aircraft and operating solutions to customers contributes to increased stability of our revenues and reduces our operational risk. Typically, ACMI and dry leasing contracts with customers for Boeing 747-400 aircraft range from three to five years. Under the ACMI and dry leasing structure, our customers assume fuel, yield or demand risk resulting in reduced operational risk for AAWW. Most ACMI contracts typically provide us with a guaranteed minimum level of revenue and target level of profitability. If levels of operations exceed the guaranteed monthly minimum, we can achieve profitability in excess of our targets.

Our Express Network ACMI contract with DHL will include the allocation of blocked space capacity on a long-term basis of up to 20 years. This arrangement will eliminate yield and demand risks, much like our ACMI business, for a minimum of six Boeing 747-400 aircraft that currently fly in the Scheduled Service network. DHL will be subject to a monthly minimum Block Hour guarantee and take retail commercial risk on both DHL and non-DHL freight.

Our AMC Charter services are operated under an annual contract with the military, where the military reimburses us for fuel costs, mitigating the operational risk of this business.

Focus on Asset Optimization:

By managing the largest fleet of Boeing 747 freighter aircraft, we achieve significant economies of scale in areas such as aircraft maintenance, crew training, crew efficiency, inventory management, and purchasing. The addition of the Boeing 747-8 aircraft will further enhance efficiencies as these new aircraft will have an operational, maintenance and spare parts commonality of approximately 70% with our existing fleet of Boeing 747-400s, as well as a common pilot-type rating.

Our mix of aircraft is closely aligned with our customer needs. We believe our freighter aircraft leasing businesses are well suited to our existing Boeing 747-400s and our recently ordered Boeing 747-8Fs. Our commercial charter service operates profitably with our Boeing 747-200 freighters in the substantial commercial cargo charter market and continues to be an attractive and flexible aircraft for deployment to the US military charter market. We continually evaluate our fleet to ensure that we offer the most efficient and relevant mix of aircraft across our various businesses.

Our leasing model is unique in that we offer a portfolio of operating solutions that complement our freighter aircraft leasing businesses. We believe this allows us to improve the returns we generate from our asset base by allowing us to flexibly redeploy aircraft to meet changing market conditions, ensuring the maximum utilization of the fleet. Our charter services complement our freighter aircraft leasing services by allowing us to increase aircraft utilization during open time and to react to changes in demand in these segments. We have employees situated around the globe who closely monitor demand for commercial charter services in each region, enabling us quickly to redeploy available aircraft. The majority of our Boeing 747-200 aircraft are unencumbered, which allows us to quickly adjust the size of our fleet in reaction to changes in market demand. We also manage our leasing contract portfolio to stagger contract terms to mitigate our remarketing risks and aircraft down time.

As a result of our fleet management and our efficient deployment of aircraft, we have been able to improve the Block Hour utilization of our fleet by 9.9% during 2007.

Long-term strategic customer relationships and unique service offerings:

We combine the global scope and scale of our efficient aircraft fleet with high quality, cost-effective operations and premium customer service to provide unique, fully integrated and reliable solutions for our customers. We believe the outcome is customers who are motivated to seek long-term relationships with us. We are therefore able to command higher prices than our competitors in several key areas. These long-term relationships build resilience into our business model.

Our customers have access to solutions, such as inter-operable crews, flight scheduling, fuel efficiency planning, and maintenance spare coverage, which set us apart from other participants in the freighter aircraft leasing market. Furthermore, we have access to valuable operating rights to restricted markets such as Brazil, Japan and China. We believe our freighter leasing services allow our customers to effectively expand their capacity, operate dedicated freighter aircraft and capitalize on the growing air freight market without simultaneously taking on exposure to fluctuations in the value of owned aircraft and, in the case of our ACMI leases, long-term expenses relating to crews and maintenance. Dedicated freighter aircraft enable schedules to be driven by cargo rather than passenger demand (for those who typically handle portions of their cargo operations via belly capacity on passenger aircraft) which we believe allows our customers to better meet their global supply chain needs.

We provide freighter aircraft leasing solutions to some of the world’s premier airlines (such as Qantas Airways, Emirates, and Air New Zealand) and some of the world’s largest freight forwarders (including DHL, the largest buyer of aircraft capacity, Expeditors, Nippon Express, Panalpina and Kuhne and Nagel).

Experienced management team:

Our senior management team has extensive operating and leadership experience in the air freight, airline and logistics industries at companies such as United Airlines, US Airways, ASTAR Air Cargo, American Airlines, Canadian Airlines, Continental Airlines, SH&E Air Transport Consultancy, Lufthansa Cargo and KLM Cargo, as well as the United States Navy, Air Force and Federal Air Marshal Service. Our management team is led by William J. Flynn, who has held senior management positions with leading transportation companies. Prior to joining AAWW, Mr. Flynn was President and CEO of GeoLogistics, a global transportation and logistics enterprise, where he led the turnaround to profitability and successfully completed the sale of the company to PWC Logistics.

Business Strategy

Our strategy includes the following:

Actively manage our fleet with a focus on leading-edge aircraft

We will continue to actively manage our fleet of leading-edge wide-body freighter aircraft across our two primary business services to meet customer demands. Our Boeing 747-400s and Boeing 747-8Fs will be utilized primarily in our freighter aircraft leasing segment (dry leasing, ACMI and Express Network ACMI). We will deploy our Boeing 747-200 fleet in the charter and dry leasing markets, while evaluating sale opportunities as market conditions warrant. We continue to work with aircraft manufacturers to update our fleet with new aircraft to ensure that we provide our customers with the most efficient aircraft to meet the substantial anticipated growth in global air cargo demand over the next two decades. We will also continue managing our older aircraft in an opportunistic way to maximize returns.

Accelerate fleet growth and expand our leasing business

The favorable supply and demand trends in the global freighter aircraft segment and the continuing shift in aircraft ownership from airlines to lessors creates a significant opportunity to expand our leasing opportunities for Boeing 747 and other freighter fleet types. We anticipate significant growth in our fleet chiefly as a result of our Boeing 747-8F order and expect to increase our capacity by at least 17% over the next several years as we take delivery of these aircraft. We believe that a further growth opportunity exists in our dry leasing segment. Through our deep understanding of the freighter aircraft market and our high quality customer base, we believe that we are well positioned to take advantage of this opportunity. Dry leasing arrangements are complementary to our ACMI leasing segment, offering customers a broad range of leasing solutions to meet their individual air freight requirements. Dry leasing also provides additional, stable contractual revenue and predictable margins. As we evaluate other fleet types we will consider these new aircraft for both our ACMI and dry leasing service offerings.

We will take advantage of opportunities to expand our relationships with our existing customers, while seeking new customers and new geographic markets.

Focus on securing long-term contracts

We will continue to focus on securing long-term leasing contracts, which provide us with stable revenue streams and predictable margins. In addition, these agreements limit our exposure to fuel and other costs and mitigate the risk of fluctuations in both yield and demand in the air freight business, while also improving the overall utilization of our fleet.

Drive significant and ongoing efficiencies and productivity improvements

In 2006, we began to enhance our organization through an initiative called Continuous Improvement. We created a separate department and officer position to drive the process and to involve all areas of the organization in the effort to re-examine, re-design and improve the way we do business. Our initial goal is to generate $100 million in cost savings, on an annualized basis, by the end of 2008, however, our efforts to realize additional savings will continue through 2009 and beyond.

Our efforts thus far have resulted in initiatives in five principal areas: fuel, maintenance, crew and related costs, other aircraft operations and general and administrative costs. As of December 31, 2007, we have implemented projects that have produced approximately $68.4 million in annualized savings. We are on track to achieve our initial goal of $100 million in annualized savings in 2008.

Specific initiatives include:

•	New processes to improve the fuel efficiency of our aircraft operations;

•	Outsourcing our maintenance and back-office support functions to reduce costs;

•	Improving our processes for managing aircraft maintenance, with the goal of reducing turn-times and eliminating costs;

•	Application of new technology and processes to optimize our crew scheduling to maximize crew efficiency;

•	Consolidating and eliminating facility and space requirements; and

•	Increasing the efficiency of our procurement capabilities to drive lower costs for purchased goods and services, including crew travel and outsourced ground and maintenance services.

Selectively pursue and evaluate future acquisitions and alliances

From time to time, we expect to explore business combinations and alliances with other cargo airlines, air cargo services providers, dry leasing companies and other companies to enhance our competitive position, geographic reach and service portfolio.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and the Notes thereto included elsewhere herein.

Years Ended December 31, 2007 and 2006

Operating Statistics

The table below sets forth selected operating data for the years ended December 31 (in thousands unless otherwise indicated):

			Increase /		Percent
	2007	2006	(Decrease)		Change

Block Hours
ACMI	60,230	67,666	(7,436)		(11.0)%
Scheduled service	42,798	39,446	3,352		8.5%
AMC charter	22,292	19,954	2,338		11.7%
Commercial charter	7,442	5,450	1,992		36.6%
Non revenue / other	728	745	(17)		(2.3)%

Total Block Hours	133,490	133,261	229		0.2%

Revenue Per Block Hour
ACMI	$5,992	$6,016	$(24)		(0.4)%
AMC charter	16,893	16,376	517		3.2%
Commercial charter	15,741	15,194	547		3.6%
Scheduled Service Traffic
RTM’s	1,607,309	1,475,353	131,956		8.9%
ATM’s	2,491,306	2,322,024	169,282		7.3%
Load Factor	64.5%	63.5%	1.0	pts	1.6%
RATM	$0.264	$0.263	0.001		0.4%
Yield	$0.409	$0.414	(0.005)		(1.2)%
Fuel
Scheduled Service and Commercial Charter
Average fuel cost per gallon**	$2.24	$2.07	$0.17		8.2%
Fuel gallons consumed (000’s)	165,157	149,674	15,483		10.3%
AMC
Average fuel cost per gallon	$2.24	$2.21	$0.03		1.4%
Fuel gallons consumed (000’s)	72,175	65,134	7,041		10.8%
Fleet (average during the period)
Aircraft count	32.0	35.1	(3.1)		(8.8)%
Out of service*	0.2	2.0	(1.8)		(90.0)%
Dry leased*	5.0	3.4	1.6		47.1%

*	Dry leased and out-of-service (including held for sale) aircraft are not included in the operating fleet average aircraft count.

**	Includes all into plane costs.

Operating Revenues

The following table compares our operating revenues for the years ended December 31:

			Increase	Percent
	2007	2006	(Decrease)	Change

Operating Revenues
ACMI	$360,909	$407,046	$(46,137)	(11.3)%
Scheduled service	657,576	610,783	46,793	7.7%
AMC charter	376,567	326,773	49,794	15.2%
Commercial charter	117,142	82,808	34,334	41.5%
Other revenue	50,512	48,920	1,592	3.3%

Total operating revenues	$1,562,706	$1,476,330	$86,376	5.9%

ACMI revenue decreased due to two fewer 747-200 units deployed in ACMI and a slight reduction in the average Revenue Per Block Hour. In 2007, we had an average of 2.4 Boeing 747-200 aircraft in ACMI compared with an average of 4.5 in 2006. In 2007, we redeployed aircraft to AMC and Commercial Charter based on attractive market conditions in those segments. The number of Boeing 747-400 aircraft under ACMI during 2007 was ten, which was unchanged from the prior year. The Revenue Per Block Hour decreased slightly in the period reflecting a reduction in peak season ACMI charter activity which was partially off-set by the shift from Boeing 747-200s to the higher-yielding Boeing 747-400. ACMI Block Hours were 60,230 for 2007, compared with 67,666 for 2006, a decrease of 7,436 Block Hours, or 11.0%, reflecting the reduction in 747-200 flying. Total aircraft contractually supporting ACMI, excluding dry leased aircraft as of December 31, 2007, was one Boeing 747-200 aircraft and ten Boeing 747-400 aircraft, compared with two Boeing 747-200 aircraft and ten Boeing 747-400 aircraft supporting ACMI at December 31, 2006. Revenue Per Block Hour was $5,992 for 2007, compared with $6,016 for 2006, a decrease of $24 per Block Hour, or 0.4%

Scheduled Service revenue reflected a challenging Yield environment on certain routes in the trans-Pacific market during the first half of 2007, which improved during the second half of the year. The decrease in Yield during 2007 was driven by the weak demand out of Asia in the first half of the year and a change in our mix of flying from Asia and South America. We proactively deployed capacity early in the year to take advantage of steady demand from the South American and trans-Atlantic markets which contributed to and 8.5% increase in Block Hours and a 7.7% increase in revenue compared to 2006. RTMs in the Scheduled Service segment were 1,607.3 million on a total capacity of 2,491.3 million ATMs during 2007, compared with RTMs of 1,475.4 million on a total capacity of 2,322.0 million ATMs during 2006. Block Hours were 42,798 in 2007, compared with 39,446 for 2006, an increase of 3,352, or 8.5%. Load Factor was 64.5% with a Yield of $0.409 during 2007, compared with a Load Factor of 63.5% and a Yield of $0.414 during 2006. RATM in our Scheduled Service segment was $0.264 during 2007, compared with $0.263 during 2006, representing an increase of 0.4%.

AMC Charter revenue benefited from an increase in demand related to overseas deployment of U.S. forces and equipment. AMC continued to satisfy the bulk of its demand through short-notice expansion flying and we were able to capture much of this flying because of our ability to respond quickly to AMC requirements. AMC Charter Block Hours were 22,292 for 2007, compared with 19,954 for 2006, an increase of 2,338 Block Hours, or 11.7%. Revenue Per Block Hour was $16,893 for 2007, compared with $16,376 for 2006, an increase of $517 per Block Hour, or 3.2%. The increase in rate was primarily due to an increase in the AMC’s charter rate per ton mile flown, which is calculated on a cost plus basis and is adjusted annually on October 1. In early 2007, we continued our strategy of reducing capacity in the Boeing 747-200 ACMI business and shifted that capacity to the AMC Charter business to maximize contribution. In the fourth quarter of 2007, as AMC demand moderated, we successfully shifted capacity from AMC to the Commercial Charter market.

Commercial Charter revenue increased significantly year over year. The increase in Block Hours for Commercial Charter in 2007 compared with 2006 was the result of a focused development of charter market opportunities including increased demand from perishable markets, entertainment events management and high-tech segments, among others. Our ability to flexibly deploy additional assets from other segments to respond to such opportunities increased overall asset utilization. Commercial Charter Block Hours were 7,442 for 2007, compared with 5,450 for 2006, an increase of 1,992, or 36.6%. Revenue Per Block Hour was $15,741 for 2007, compared with $15,194 for 2006, an increase of $547 per Block Hour, or 3.6%.

Other revenue increased slightly to $50.5 million from $48.9 million or 3.3%. An increase in revenue from two additional Boeing 747-200 dry leases to third parties was offset by a reduction in lease rates on three Boeing 747-400 leases to our 49% owned affiliate.

Total Operating Revenue increased 5.9% in 2007 compared with 2006, despite an 8.8% (3.1 equivalent aircraft) reduction in our average operating fleet during 2007. The increased revenue was primarily the result of an increase in AMC, Commercial Charter and Scheduled Service Block Hours as well as increased Revenue Per Block Hour partially offset by a planned reduction in 747-200 ACMI Block Hours. Throughout 2007 we optimized revenue through active allocation of capacity between our service segments depending on market conditions and opportunities. We deployed aircraft into Scheduled Service and AMC to capitalize on opportunities early in 2007 and as conditions changed, we successfully redeployed capacity to the Commercial Charter segment later in the year. Improved asset management drove a 0.2% increase in block hours on an 8.8% reduction in operated aircraft versus the prior year.

Operating Expenses

The following table compares our operating expenses for the years ended December 31:

			Increase	Percent
	2007	2006	(Decrease)	Change

Operating expenses
Aircraft fuel	$531,755	$454,675	$77,080	17.0%
Salaries, wages and benefits	249,517	243,724	5,793	2.4%
Maintenance, materials and repairs	149,306	144,132	5,174	3.6%
Aircraft rent	155,575	153,259	2,316	1.5%
Ground handling and airport fees	78,038	75,088	2,950	3.9%
Landing fees and other rent	76,208	68,174	8,034	11.8%
Depreciation and amortization	40,012	42,341	(2,329)	(5.5)%
Gain on disposal of aircraft	(3,475)	(10,038)	(6,563)	(65.4)%
Travel	50,814	49,910	904	1.8%
Post-emergence costs and related professional fees	110	353	(243)	(68.8)%
Other	80,071	102,412	(22,341)	(21.8)%

Total operating expenses	$1,407,931	$1,324,030	$83,901	6.3%

Aircraft fuel expense increased as a result of an increase in fuel consumption and by an increase in effective fuel prices. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately 224 cents (including the effect of hedges) for 2007, compared with approximately 207 cents for 2006, an increase of 17 cents, or 8.2%. Fuel consumption in these segments increased 15.5 million gallons, or 10.3%, to 165.2 million gallons for 2007 from 149.7 million gallons for 2006. Our fuel burn per Block Hour for the Scheduled Service and the Commercial Charter business segments improved by 1.2% as a result of our Fuelwise conservation program. During 2007, we hedged approximately 15.9% of our Scheduled Service fuel consumption. We realized a benefit of $5.6 million related to fuel hedges in 2007 compared to $0.6 million loss in 2006. The Pegged fuel price per gallon for the AMC business was approximately 224 cents for 2007 on average, compared with approximately 221 cents for 2006, an increase of 3 cents, or 1.4%. We are compensated by the AMC if our actual fuel cost per gallon for AMC service is above the Pegged price to offset the difference. Similarly, if fuel cost per gallon is below the Pegged price, we reimburse the AMC to the extent of the difference. AMC fuel consumption increased by 7.0 million gallons or

10.8% for 2007 to 72.2 million gallons from 65.1 million gallons for 2006. The increase in our AMC fuel consumption was driven by an 11.7% increase in AMC Block Hours. Fuel efficiency as measured by fuel gallons per Block Hour for AMC service improved by approximately 1.0% as a result of our company-wide Fuelwise conservation initiatives. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased primarily as a result of an increase in performance-based incentive compensation, profit sharing and equity compensation for 2007 compared with 2006, offset by savings resulting from reductions in the work force that took place in the third quarter of 2006.

Maintenance, materials and repair increased primarily as a result of increased line maintenance, heavy airframe checks and engine overhaul activity the impact of which was partially offset by improvements in outside repair expenses and reductions in borrowed parts expense. There were eleven C Checks on Boeing 747-200 aircraft during 2007, as compared with seven C Checks on Boeing 747-200 aircraft during 2006. There was one Boeing 747-200 D Check and one Boeing 747-400 D Check in 2007 compared with three Boeing 747-200 D Checks and no Boeing 747-400 D Checks during 2006. There were 39 engine overhauls in 2007 compared with 35 during 2006.

Aircraft rent increased slightly due to the increase in re-accommodated air transportation on other freight carriers in our Scheduled Service segment. Re-accommodated air costs are incurred in situations where we utilize other airlines to transport freight from our Scheduled Service network to airports that we do not serve directly. Aircraft rent expenses other than re-accommodated air cost were comparable to the prior year.

Ground handling and airport fees increased corresponding to the increase in Scheduled Service flight activity partially offset by improvements in the efficiency of ground handling services. The volume increase in Scheduled Service and commercial charter drove an increase of $8.3 million, offset by a rate improvement of $4.1 million on procurement efficiencies. A further improvement of $1.3 million is attributable to improvements in trucking and beyond gateway handling charges, offset partially by higher costs for cargo pallets and nets.

Landing fees and other rent increased by $8.0 million or 11.8% primarily due to an increase in AMC, Commercial Charter and Scheduled Service Block Hours. Landings for these segments increased 15.5% compared with the prior year, which drove significant increases in landing and parking fees. Overfly fees also increased due to increased flight activity. Scheduled Service, Commercial Charter and AMC are the only segments where we incur landing, overfly and parking fees and the combined Block Hours in these segments increased by 11.9% compared with the prior year. The efficiency improvement in landing fees and other rent is due in part to a reduction in building and equipment rent expense of $2.0 million primarily as a result of consolidating and reducing our rented facility space.

Depreciation and amortization decreased primarily due to a $2.0 million decrease in depreciation on aircraft and engines as a result of the sale and disposal of aircraft, engines and ground equipment.

Gain on disposal of aircraft was the result of the sale of one Boeing 747-200 and one CF6-50 engine in 2007 compared with three Boeing 747-200s and one Boeing 747-100 aircraft sold in 2006.

Travel was up slightly corresponding to a slight increase in total Block Hours during the comparable periods.

Post-emergence costs and related professional fees decreased due to the winding down of the claims reconciliation process related to our bankruptcy proceedings.

Other operating expenses decreased significantly due to the ongoing Continuous Improvement cost control program. Other expenses improved $22.3 million which includes a decrease in professional fees of $5.0 million associated with the redesign of internal controls that occurred in 2006, a $7.1 million decrease in legal fees and professional fees, a $2.3 million reduction in insurance, a $2.6 million reduction in contractor fees, and an $11.4 million decrease in other miscellaneous expenses. These improvements were offset by an increase of $1.4 million in bad debt expense, an increase of $1.4 million in tax advisory fees, and $3.3 million in other miscellaneous expense increases. Included in the miscellaneous improvements above is a $1.1 million benefit from reduced accrued interest and penalties from a settlement reached with the IRS in the second quarter of 2006.

Total operating expense increased 6.3% in 2007 compared with 2006, primarily as a result of increased fuel costs, offset significantly by Continuous Improvement cost savings. There are two reasons for the fuel expense increase: first, the cost per gallon of fuel increase during the period, and second, we had a relative increase in the amount of flying performed in segments where we pay the cost of fuel.

Non-operating Expenses

The following table compares our non-operating expenses for the years ended December 31:

			Increase /	Percent
	2007	2006	(Decrease)	Change

Non-operating Expenses
Interest income	$(17,775)	$(12,780)	$4,995	39.1%
Interest expense	44,732	60,298	(15,566)	(25.8)%
Capitalized interest	(4,489)	(726)	3,763	518.3%
Loss on early extinguishment of debt	—	12,518	(12,518)	(100.0)%
Other, net	(428)	(811)	(383)	(47.2%)

Interest income increased due to an increase in our average available cash balances during the period, augmented by a general increase in interest rates.

Interest expense decreased significantly as a result of repayment of debt, including the prepayment of $140.8 million of floating rate debt on July 31, 2006 (see Note 6 to our Financial Statements for further discussion of this matter).

Capitalized interest increased primarily due to the pre-delivery deposits on the Boeing 747-8F aircraft order we placed in September 2006 (See Note 5 to our Financial Statements for further discussion of this matter).

Loss on extinguishment of debt was the result of the prepayment of $140.8 million of floating rate debt on July 31, 2006 (see Note 6 to our Financial Statements for further discussion of this matter).

Other (income) expense, net decreased due to realized gains on the exchange of foreign denominated currencies into U.S. dollars. The U.S. dollar strengthened against most foreign currencies during the 2007 period compared with the same period in 2006 when the U.S. dollar had weakened against most foreign currencies.

Income taxes.  The effective tax rate for 2007 resulted in a charge of 0.4% compared with an effective tax rate of 36.3% for 2006. Our rates for 2007 reflect the recognition of a tax benefit of $21.3 million for extraterritorial income, recognition of a deferred tax asset of $38.1 million offset by a tax reserve of $9.5 million related to the transaction with DHL, state income tax expense, and the non-deductibility of certain items for income tax purposes. The effective tax rate for 2006 reflects the final settlement of an income tax examination during the third quarter of 2006, state income tax expense, and the non-deductibility of certain items for tax purposes.

Segments

Management allocates the cost of operating aircraft among the various segments on an average cost per aircraft type. The ACMI business segment is allocated the costs of operating aircraft dedicated to ACMI customers. To the extent that we have under-utilized aircraft, the costs of the under-utilized aircraft are allocated to Scheduled Service, AMC and the Commercial Charter business segments because non-ACMI aircraft are used interchangeably among these segments. Current and prior period segment FAC comparisons were significantly affected by the existence of excess Boeing 747-200 capacity in the first half of 2006. This excess capacity in 2006 resulted in additional fixed costs allocated to the segments that utilize Boeing 747-200 aircraft, primarily AMC and Commercial Charter. The elimination of excess capacity through sale or dry lease of Boeing 747-200 aircraft in the second half of 2006 shifted fixed costs from the Boeing 747-200 fleet to the Boeing 747-400 fleet during 2007 compared with 2006. Also, the prepayment of $140.8 million in floating rate debt early in the third quarter of 2006 reduced ownership costs of the Boeing 747-200 aircraft which are principally deployed in the AMC and Commercial Charter segments.

The following table compares our FAC for segments (see Note 11 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using FAC) for the years ended December 31:

			Increase /	Percent
	2007	2006	(Decrease)	Change

FAC:
ACMI	$40,038	$51,757	$(11,719)	(22.6)%
Scheduled Service	1,618	2,341	(723)	(30.9)%
AMC Charter	68,977	30,130	38,847	128.9%
Commercial Charter	2,097	(844)	2,941	348.5%

Total FAC	$112,730	$83,384	$29,346	35.2%

ACMI Segment

The FAC for the ACMI segment was reduced in 2007 due to a lower contribution from 747-200 ACMI flying and increased heavy maintenance activity and crew costs in the 747-400 ACMI operation. Boeing 747-400 ACMI crew cost increases were driven by increased transition training associated with classic fleet reductions that occurred in 2006 as well as higher profit sharing expense and seniority-based pay increases. Higher maintenance costs were driven by increased heavy maintenance check activity. At December 31, 2007, one Boeing 747-200 aircraft and ten Boeing 747-400 aircraft were dedicated to ACMI compared with two Boeing 747-200 aircraft and ten Boeing 747-400 aircraft at December 31, 2006.

Scheduled Service Segment

Scheduled Service segment FAC decreased year over year primarily as a result of higher fuel costs, higher crew costs and higher landing and related fees, offset by lower ownership costs and reductions to overhead expenses. Scheduled Service revenue reflected a challenging Yield environment on certain routes in the trans-Pacific market during the first half of 2007 but recovered during the latter part of the third quarter and performed well in the fourth quarter of 2007. The increase in revenue in this segment reflects an increase in RTMs of 8.9%. Ownership costs declined as a result of our prepayment of high-cost debt on July 31, 2006 and the ratable allocation of those improvements to this segment. Overhead improved due to the Continuous Improvement program.

AMC Charter Segment

FAC relating to the AMC Charter segment increased significantly as a result of increased Block Hours, an increase in the rate per Block Hour and an improvement in allocated operating costs, driven primarily by the reallocation of fixed costs associated with the elimination of excess Boeing 747-200 capacity in the second half of 2006. AMC Charter revenue benefited from increased demand from the AMC and our ability to deploy additional assets to respond to this opportunity. Revenues in this segment increased $49.8 million or 15.2% on 11.7% more Block Hours, reflecting strong AMC demand in 2007 and an increase in the AMC yield. This segment also benefited from the retirement of high cost debt on July 31, 2006.

Commercial Charter Segment

FAC for the Commercial Charter segment increased as a result of higher Block Hours and an increase in Revenue Per Block Hour combined with the slight reduction in allocated operating costs. Operating cost improvements on a Block Hour basis were driven principally by the elimination of excess Boeing 747-200 capacity in the second half of 2006. Increased revenue rates and the impact of the improvement in 747-200 aircraft utilization more than offset a 15.8% increase in the cost of fuel on a per Block Hour basis.

We grew the Commercial Charter segment Block Hours by 36.6% while simultaneously increasing revenues per Block Hour by 3.6%. The increase in Block Hours for Commercial Charter in 2007 compared with 2006 was the result of increased demand from perishable markets, entertainment events management and high-tech segments, among others, as well as our ability to flexibly deploy additional assets from other segments to respond to such opportunities. Our continuing strategic focus on these opportunities resulted in a significantly higher volume of Commercial Charter flights.

Years Ended December 31, 2006 and 2005

Operating Statistics

The table below sets forth selected operating data for the years ended December 31 (in thousands unless otherwise indicated):

			Increase /		Percent
	2006	2005	(Decrease)		Change

Block Hours
ACMI	67,666	83,682	(16,016)		(19.1)%
Scheduled service	39,446	37,175	2,271		6.1%
AMC charter	19,954	29,306	(9,352)		(31.9)%
Commercial charter	5,450	6,257	(807)		(12.9)%
Non revenue / other	745	839	(94)		(11.2)%

Total Block Hours	133,261	157,259	(23,998)		(15.3)%

Revenue Per Block Hour
ACMI	$6,016	$5,569	$447		8.0%
AMC charter	16,376	15,036	1,340		8.9%
Commercial charter	15,194	17,235	(2,041)		(11.8)%
Scheduled Service Traffic
RTM’s	1,475,353	1,414,865	60,488		4.3%
ATM’s	2,322,024	2,155,127	166,897		7.7%
Load Factor	63.5%	65.7%	(2.2	) pts	(3.2)%
RATM	$0.263	$0.258	$0.005		1.9%
Yield	$0.414	$0.393	$0.021		5.3%
Fuel
Scheduled Service and Commercial Charter
Average fuel cost per gallon***	$2.07	$1.86	$0.21		11.3%
Fuel gallons consumed (000’s)	149,674	147,518	2,156		1.5%
AMC
Average fuel cost per gallon	$2.21	$1.59	$0.62		39.0%
Fuel gallons consumed (000’s)	65,134	99,101	(33,967)		(34.3)%
Fleet (average during the period)
Aircraft count*	35.1	39.0	(3.9)		(10.0)%
Out of service**	2.0	0.4	1.6		400.0%
Dry leased**	3.4	3.0	0.4		13.3%

*	Includes tail number N92IFT which was not part of the operating fleet at December 31, 2005 and was sold in early 2006.

**	Dry leased and out-of-service (including held for sale) aircraft are not included in the operating fleet average aircraft count.

***	Includes all into plane costs.

Operating Revenues

The following table compares our operating revenues for the years ended December 31:

			Increase	Percent
	2006	2005	(Decrease)	Change

Operating Revenues
ACMI	$407,046	$466,018	$(58,972)	(12.7)%
Scheduled service	610,783	555,814	54,969	9.9%
AMC charter	326,773	440,642	(113,869)	(25.8)%
Commercial charter	82,808	107,840	(25,032)	(23.2)%
Other revenue	48,920	47,583	1,337	2.8%

Total operating revenues	$1,476,330	$1,617,897	$(141,567)	(8.8)%

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

Maintenance materials and repairs decreased primarily as a result of fewer C and D Checks and engine overhauls. There were seven C Checks on Boeing 747-200 aircraft in 2006, compared with 12 C Checks on

Boeing 747-200 aircraft during 2005. There were three D Checks on Boeing 747-200 aircraft for 2006 compared with five D Checks on Boeing 747-400 aircraft and three D Checks on Boeing 747-200 aircraft for 2005. There were 35 engine overhauls for 2006, compared with 67 events for 2005. In addition, the reduction in maintenance costs results from lower Block Hours during 2006 and the absence of A Checks related to aircraft that we are parking or have sold. We have also had improvements in the average cost of heavy airframe checks as a result of our cost savings initiatives.

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

Non-operating Expenses

The following table compares our non-operating expenses for the years ended December 31:

			Increase /	Percent
	2006	2005	(Decrease)	Change

Non-operating Expenses
Interest income	$(12,780)	$(6,828)	$5,952	87.2%
Interest expense	60,298	74,512	(14,214)	(19.1)%
Capitalized interest	(726)	(123)	603	490.2%
Loss on early extinguishment of debt	12,518	—	12,518	—
Other, net	(811)	1,976	2,787	141.0%

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

Scheduled Service Segment

FAC relating to the Scheduled Service segment increased slightly due to the improvement in revenue driven by an increase in Yield and Block Hours. The improvements in revenue were offset by higher fuel costs, the decrease in the return flights of one-way AMC missions and the impact of excess, under-utilized

Boeing 747-200 capacity during the first three quarters of 2006. Capacity was reduced late in the third quarter with the sale of three Boeing 747-200 aircraft and sub-lease of two Boeing 747-200 aircraft (see Note 3 to our Financial Statements).

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

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents of $477.3 million, compared with $231.8 million at December 31, 2006, an increase of $245.5 million, or 105.9%. On January 30, 2008, Atlas entered into a $270.0 million pre-delivery deposit (“PDP”) financing facility with Norddeutsche Landesbank, in connection with five new Boeing 747-8F wide-body freighters scheduled for delivery between February and July 2010. We consider cash on hand, the PDP financing facility and cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures (including Boeing 747-8F aircraft pre-delivery deposits) of approximately $295.3 million for 2008.

We did not pay significant cash income taxes in 2006 or 2007 and we expect to utilize tax loss carryforwards to offset most taxable income generated during 2008. We may pay significant U.S. cash income taxes in 2009. Management is considering certain income tax planning opportunities that may reduce our effective tax rate and cash tax liability in 2008 and beyond. However, these planning opportunities are not yet fully developed, and the potential tax rate reduction and cash tax savings, if any, are not yet quantifiable. The Company expects to pay foreign income taxes in Hong Kong starting in 2008. These taxes could be offset in the U.S. by a foreign tax credit. The Company expects to pay no significant foreign income taxes in jurisdictions other than Hong Kong. Two of the Company’s foreign branch operations are subject to income tax in Hong Kong.

Operating Activities.  Net cash provided by operating activities in 2007 was $196.7 million, compared with net cash provided by operating activities of $146.7 million for 2006. The increase in cash provided by operating activities is primarily the result of improved operating results and the recognition of a deferred tax asset related to the transaction with DHL.

Investing Activities.  Net cash used by investing activities was $54.5 million for 2007, consisting primarily of capital expenditures of $63.1 million, which includes pre-delivery deposits and related costs on our Boeing aircraft order of $35.6 million offset by proceeds from the sale of aircraft of $8.6 million. Net cash used by investing activities was $41.5 million for 2006, consisting primarily of capital expenditures of $69.9 million, which includes pre-delivery deposits and related costs on our Boeing aircraft order of $40.8 million offset by proceeds from the sale of aircraft of $27.3 million and a decrease in restricted funds held in trust of $1.1 million.

Financing Activities.  Net cash provided by financing activities was $103.3 million for 2007, which reflects proceeds from the DHL investment of $97.9 million, $30.0 million in proceeds from a refundable deposit from DHL, $6.7 million in proceeds from stock option exercises and $3.6 million in tax benefits on restricted stock and stock options, offset by $32.0 million of payments on long-term debt and capital lease obligations and a $2.1 million purchase of treasury stock. Net cash used by financing activities was $179.2 million for 2006, which consisted primarily of $189.0 million of payments on long-term debt, including the $140 million prepayment of the Deutsche Bank facilities in July 2006, and capital lease obligations and a $2.3 million purchase of treasury stock offset by $7.9 million in proceeds from the exercise of stock options and a $4.5 million tax benefit on restricted stock and stock options.

Contractual Obligations

The table below provides details of our future cash contractual obligations as of December 31, 2007 (in millions):

			2009 -	2011 -
	Total	2008	2010	2012	Thereafter

Debt and capital lease obligations(1)	$469.6	$35.7	$68.8	$71.4	$293.7
Interest on debt(2)	239.8	34.9	61.9	51.9	91.1
Aircraft operating leases	2,182.9	143.3	288.5	282.5	1,468.6
Other operating leases	20.3	5.7	9.3	5.3	—
Aircraft purchase commitments(3)	2,111.1	246.7	1,174.0	690.4	—

	$5,023.7	$466.3	$1,602.5	$1,101.5	$1,853.4

(1)	Debt and capital lease obligations reflect gross amounts (see Note 6 to our Financial Statements for a discussion of the related unamortized discount).

(2)	Amount represents interest on fixed rate debt and capital leases at December 31, 2007.

(3)	Includes estimated contractual escalations and required option payments net of purchase credits in respect to the aircraft purchase commitments.

The Company maintains a non-current liability for unrecognized income tax benefits. To date, the Company has not resolved the ultimate cash settlement of this liability. As a result, the Company is not in a position to estimate with reasonable certainty the date upon which this liability would be payable.

Description of Our Debt Obligations

Enhanced Equipment Trust Certificate Transactions

Overview of EETC Transactions

In three separate transactions in 1998, 1999 and 2000, we issued pass-through certificates, also known as Enhanced Equipment Trust Certificates (“EETCs”). These securities were issued for the purposes of financing the acquisition of a total of 12 Boeing 747-400F aircraft. In the 1998 EETC transaction, $538.9 million of EETCs were issued to finance five aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 1999 EETC transaction, $543.6 million of EETCs were issued to finance five aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 2000 EETC transaction, $217.3 million of EETCs were issued to finance the remaining two aircraft, both pursuant to leveraged leases. Historically, the debt obligations relating solely to owned EETC aircraft have been reflected on our balance sheet, while the debt obligations related to the leased EETC aircraft have not been reflected on our balance sheet because such obligations previously constituted operating leases. Through the restructuring in 2004 however, Atlas became the beneficial owner of four of the previously leased aircraft, resulting in a total of six EETC aircraft being currently reflected on our balance sheets as of December 31, 2007 and 2006.

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

Off-Balance Sheet Arrangements

A portion of our 37 operating aircraft are owned and leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed price options were restructured to reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. We have not consolidated any additional aircraft in the related trusts upon application of the Financial Accounting Standards Board’s (the “FASB”) revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, because we are not the primary beneficiary based on the option price restructurings. Our maximum exposure under these operating leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 7 to our Financial Statements.

Other

Critical Accounting Policies and Estimates

General Discussion of Critical Accounting Policies and Estimates

Our Financial Statements are prepared in conformity with GAAP, which requires management to make estimates and judgments that affect the amounts reported. Actual results may differ from those estimates. Important estimates include asset lives, valuation allowances (including, but not limited to, those related to inventory and deferred taxes), stock-based compensation and income tax accounting. Our significant accounting policies are described in Note 2 to our Financial Statements included in Item 8 of Part II of this Report. The following describes our most critical accounting policies:

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

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, we use certain assumptions, including, but not limited to: (i) estimated fair value of the assets and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values.

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

Stock-Based Compensation Expense

Effective January 1, 2006, we account for stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility and expected term. Our expected volatility through July 2006 was calculated based on the average of the historical volatility of a peer group of several similar entities, due to the limited trading history of our stock. Thereafter, we used the observed volatility of our own common stock. The expected term of the stock options is based on the expectation of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The risk-free interest rate assumption is based on the Yield of U.S. Treasury constant maturities (nominal) with a term equal to the expected life assumed at the date of grant. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS 157 are effective on January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, (“SFAS 159”). This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective on January 1, 2008 and early adoption is permitted, provided that SFAS 157 is adopted concurrently. The adoption of SFAS 159 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141(R)), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations” The primary requirements of SFAS 141(R) are as follows: (I.) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (II.) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (III.) All transaction costs will be expensed as incurred. SFAS 141(R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. We are currently evaluating the impact that the adoption of SFAS 141(R) will have on our consolidated financial statements.

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

Aviation fuel.  Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10% increase or decrease in the 2007 average cost per gallon of fuel. Based on actual 2007 fuel consumption for the Scheduled Service and Commercial Charter business segments, such an increase would result in an increase to aviation fuel expense of approximately $37.0 million in 2007. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. ACMI does not present an aviation fuel market risk, as the cost of fuel is borne by the customer.

Interest.  Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 20% decrease in interest rates and amounts to approximately $32.9 million as of December 31, 2007. The fair value of our fixed rate debt was $522.6 million at December 31, 2007 (see Note 10 to our Financial Statements). The fair values of our long-term debt were estimated using discounted future cash flows. At December 31, 2007, we did not have any floating rate debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Atlas Air Worldwide Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Atlas Air Worldwide Holdings, Inc. and its subsidiaries at December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(b)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

New York, New York
February 27, 2008

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Atlas Air Worldwide Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Atlas Air Worldwide Holdings, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Air Worldwide Holdings, Inc. at December 31, 2006 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation.

/s/  Ernst & Young LLP

New York, New York
March 12, 2007

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current Assets
Cash and cash equivalents	$477,309	$231,807
Accounts receivable, net of allowance of $3,481 and $1,811, respectively	129,538	134,520
Prepaid maintenance	72,250	64,678
Deferred taxes	35,053	8,540
Prepaid expenses and other current assets	24,693	24,334

Total current assets	738,843	463,879
Property and equipment
Flight equipment	583,468	583,599
Ground equipment	23,040	18,298
Purchase deposits for flight equipment	75,026	39,464
Less: accumulated depreciation	(86,662)	(60,287)

Property and equipment, net	594,872	581,074
Other Assets
Deposits and other assets	41,038	35,029
Lease contracts and intangible assets, net	37,961	39,798

Total Assets	$1,412,714	$1,119,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$29,600	$36,052
Accrued liabilities	159,355	153,063
Deferred gain	151,742	—
Current portion of long-term debt and capital leases	28,444	19,756

Total current liabilities	369,141	208,871
Other Liabilities
Long-term debt and capital leases	365,619	398,885
Deferred taxes	21,570	4,322
Other liabilities	93,682	33,858

Total other liabilities	480,871	437,065

Commitments and contingencies (Note 12)
Minority interest	13,477	—
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 21,796,484 and 20,730,719 shares issued, 21,636,250 and 20,609,317 shares outstanding (net of treasury stock), respectively	218	207
Additional paid-in-capital	341,537	312,690
Receivable from issuance of subsidiary stock	(77,065)	—
Common stock to be issued to creditors	—	7,800
Treasury stock, at cost; 160,234 and 121,402 shares, respectively	(6,599)	(4,524)
Accumulated other comprehensive income	1,750	1,319
Retained earnings	289,384	156,352

Total stockholders’ equity	549,225	473,844

Total Liabilities and Stockholders’ Equity	$1,412,714	$1,119,780

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Operating Revenues
ACMI	$360,909	$407,046	$466,018
Scheduled service	657,576	610,783	555,814
AMC charter	376,567	326,773	440,642
Commercial charter	117,142	82,808	107,840
Other revenue	50,512	48,920	47,583

Total operating revenues	1,562,706	1,476,330	1,617,897

Operating Expenses
Aircraft fuel	531,755	454,675	432,367
Salaries, wages and benefits	249,517	243,724	244,509
Maintenance, materials and repairs	149,306	144,132	233,614
Aircraft rent	155,575	153,259	150,879
Ground handling and airport fees	78,038	75,088	71,735
Landing fees and other rent	76,208	68,174	80,054
Depreciation and amortization	40,012	42,341	46,336
Gain on disposal of aircraft and engines	(3,475)	(10,038)	(7,820)
Travel	50,814	49,910	60,089
Post-emergence costs and
related professional fees	110	353	3,706
Other	80,071	102,412	109,128

Total operating expenses	1,407,931	1,324,030	1,424,597

Operating income	154,775	152,300	193,300

Non-operating Expenses
Interest income	(17,775)	(12,780)	(6,828)
Interest expense	44,732	60,298	74,512
Capitalized interest	(4,489)	(726)	(123)
Loss on early extinguishment of debt	—	12,518	—
Other, net	(428)	(811)	1,976

Total non-operating expenses	22,040	58,499	69,537

Income before income taxes	132,735	93,801	123,763
Income taxes	320	34,020	49,902

Net income	$132,415	$59,781	$73,861

Income per share:
Basic	$6.24	$2.89	$3.64

Diluted	$6.17	$2.83	$3.56

Weighted average shares:
Basic	21,221	20,672	20,280

Diluted	21,453	21,100	20,738

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Flows from Operating Activities:
Net income	$132,415	$59,781	$73,861
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	40,012	42,341	46,336
Accretion of debt discount	7,461	11,359	16,591
Loss on early extinguishment of debt	—	12,518	—
Amortization of operating lease discount	1,836	1,840	1,833
Provision (release of allowance) for doubtful accounts	1,115	(91)	(2,665)
Gain on disposal of aircraft and engines	(3,475)	(10,038)	(7,820)
Deferred income taxes	(874)	26,735	48,167
Amortization of debt issuance cost and lease
financing deferred gains	—	1,011	337
Stock based compensation	7,084	7,156	3,943
Other, net	185	6,027	2,084
Changes in operating assets and liabilities:
Accounts receivable	5,662	(691)	12,433
Prepaids and other current assets	(5,958)	(14,016)	14,129
Deposits and other assets	(9,534)	(12,194)	4,007
Accounts payable and accrued liabilities	20,781	14,921	28,834

Net cash provided by operating activities	196,710	146,659	242,070

Cash Flows from Investing Activities:
Capital expenditures	(63,072)	(69,889)	(29,071)
Proceeds from sale of aircraft and engines	8,550	27,264	—
Insurance proceeds	—	—	12,550
Decrease in restricted funds held in trust	—	1,077	19,812

Net cash (used) provided by investing activities	(54,522)	(41,548)	3,291

Cash Flows from Financing Activities:
Proceeds from loan	—	—	10,000
Proceeds from issuance of subsidiary stock	97,917	—	—
Proceeds from refundable deposit	30,000	—	—
Proceeds from stock option exercises	6,677	7,856	2,028
Purchase of treasury stock	(2,075)	(2,267)	(2,257)
Excess tax benefit on stock options and restricted stock	3,584	4,466	—
Payment of debt issuance costs	(750)	(250)	(92)
Payment on debt and capital lease obligations	(32,039)	(188,999)	(83,067)

Net cash (used) provided by financing activities	103,314	(179,194)	(73,388)

Net increase (decrease) in cash and cash equivalents	245,502	(74,083)	171,973
Cash and cash equivalents at the beginning of period	231,807	305,890	133,917

Cash and cash equivalents at end of period	$477,309	$231,807	$305,890

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Common		Accumulated
			Additional	Stock	Deferred	Other
	Common	Treasury	Paid-In	to be issued	Compen-	Comprehensive	Subscription	Retained
	Stock	Stock	Capital	to Creditors	sation	Income	Receivable	Earnings	Total
	(In thousands, except share amounts)

Balance at December 31, 2004	$36	$—	$48,337	$216,069	$(9,190)	$845	$—	$22,710	$278,807
Net income						—	—	73,861	73,861
Purchase of 66,569 shares of treasury stock	—	(2,257)	—	—	—	—	—	—	(2,257)
Issuance of 16,136,716 shares of common stock to creditors	161	—	202,519	(202,680)	—	—	—	—	—
Exercise of 118,991 employee stock options	1	—	2,027	—	—	—	—	—	2,028
Issuance of 48,000 shares of restricted stock	1	—	1,291	—	(1,292)	—	—	—	—
Forfeiture of 29,734 shares of restricted stock	—	—	(496)	—	496	—	—	—	—
Amortization of restricted stock	—	—	—	—	3,943	—	—	—	3,943
Other comprehensive income	—	—	—	—	—	(906)	—	—	(906)
Tax benefit on restricted stock and stock options	—	—	2,368	—	—	—	—	—	2,368

Balance at December 31, 2005	$199	$(2,257)	$256,046	$13,389	$(6,043)	$(61)	$—	$96,571	$357,844
Net income	—	—	—	—	—	—	—	59,781	59,781
Reclassification of deferred compensation	—	—	(6,043)	—	6,043	—	—	—	—
Purchase of 54,833 shares of treasury stock	—	(2,267)	—	—	—	—	—	—	(2,267)
Issuance of 444,942 shares of common stock to creditors	4	—	5,585	(5,589)	—	—	—	—	—
Exercise of 384,463 employee stock options	4	—	7,852	—	—	—	—	—	7,856
Stock option and restricted stock compensation	—	—	7,156	—	—	—	—	—	7,156
Issuance of 107,990 shares of restricted stock	1	—	(1)	—	—	—	—	—	—
Forfeiture of 88,583 shares of restricted stock	(1)	—	1	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	1,030	—	—	1,030
Cumulative effect of change in accounting FAS 158	—	—	—	—	—	350	—	—	350
Tax benefit on restricted stock and stock options	—	—	4,466	—	—	—	—	—	4,466
Tax valuation allowance and reserve reversal	—	—	37,628	—	—	—	—	—	37,628

Balance at December 31, 2006	$207	$(4,524)	$312,690	$7,800	$—	$1,319	$—	$156,352	$473,844
Net income	—	—	—	—	—	—	—	132,415	132,415
Purchase of 38,832 shares of treasury stock	—	(2,075)	—	—	—	—	—	—	(2,075)
Cumulative effect of change in accounting principle Fin 48	—	—	—	—	—	—	—	617	617
Issuance of 621,002 shares of common stock to creditors	6	—	7,794	(7,800)	—	—	—	—	—
Exercise of 301,574 employee stock options	3	—	6,674	—	—	—	—	—	6,677
Stock option and restricted stock compensation	—	—	7,084	—	—	—	—	—	7,084
Issuance of 169,573 shares and forfeiture of 26,384 shares of restricted stock	2	—	(2)	—	—	—	—	—	—
Receivable from issuance of subsidiary stock	—	—	—	—	—	—	(77,065)	—	(77,065)
Other comprehensive income	—	—	—	—	—	431	—	—	431
Tax benefit on restricted stock and stock options	—	—	3,584	—	—	—	—	—	3,584
Tax valuation allowance and reserve reversal	—	—	3,713	—	—	—	—	—	3,713

Balance at December 31, 2007	$218	$(6,599)	$341,537	$—	$—	$1,750	$(77,065)	$289,384	$549,225

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1.	Basis of Presentation

The accompanying Consolidated Financial Statements (the “Financial Statements”) include the accounts of Atlas Air Worldwide Holdings, Inc. (“AAWW” or “Holdings”) and its wholly owned subsidiaries. Holdings is the parent company of two principal operating subsidiaries, Atlas Air, Inc. (“Atlas”), which is wholly owned, and Polar Air Cargo Worldwide, Inc. (“Polar”), of which Holdings has a 51% economic interest and 75% voting interest. On June 28, 2007, Polar issued shares representing a 49% economic interest and a 25% voting interest to DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”), (see Note 3 for additional discussion of the transaction). Prior to that date, Polar was wholly owned by Holdings and was the parent company of Polar Air Cargo, Inc. (“Polar LLC”). Holdings, Atlas, Polar and Polar LLC are referred to collectively as the “Company”. All significant inter-company accounts and transactions have been eliminated. The Company provides air cargo and related services throughout the world, serving Asia, the Middle East, Australia, Europe, South America, Africa and North America through: (i) contractual lease arrangements including contracts through which the Company leases an aircraft to a customer and provides value added services including, crew, maintenance and insurance (“ACMI”); (ii) airport-to-airport scheduled air cargo service (“Scheduled Service”); (iii) military charter (“AMC Charter”); and (iv) seasonal, commercial and ad-hoc charter services (“Commercial Charter”). The Company operates only Boeing 747 freighter aircraft.

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

ACMI revenue is recognized as the actual Block Hours are operated on behalf of a customer during a given month defined in a contract. Minimum revenue guarantee amounts recognized as revenues for which no service was provided were de minimis. Revenue for Scheduled Service, AMC and Commercial Charter is recognized upon flight departure.

Other revenue includes rents from dry leases of owned aircraft and is recognized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 13, Accounting for Leases.

Issuance of stock by subsidiaries

We record gains or losses on issuances of shares by subsidiaries as other income in the consolidated statement of operations. For purposes of the DHL investment, it is expected to occur in October, 2008.

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

Assets Held for Sale

The aggregate carrying value of aircraft, spare engines and equipment held for sale at December 31, 2007 and 2006 was zero and $0.5 million, respectively, which is included within Prepaid expenses and other current assets in the consolidated balance sheets.

Aircraft tail number N921FT and two related spare engines were sold in April 2006 for a gain of $2.8 million, net of related selling expenses.

In September 2006, aircraft tail numbers N509MC and N534MC were sold for a total of approximately $18.0 million and the Company recorded a gain on the sale of approximately $6.3 million, net of related selling expenses.

During October 2006, the Company completed sublease agreements of aircraft tail numbers N920FT and N508MC, respectively. Both of these aircraft are under capital lease.

Investments

The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method.

The December 31, 2007 and 2006 aggregate carrying value of the investment of $5.6 million and $4.5 million, respectively, is included within Deposits and other assets on the consolidated balance sheets.

The fair value assigned to the Company’s 49% investment as a result of fresh-start accounting over the underlying equity in the net assets of the business was allocated to intangible assets. These assets relate to their airline operating certificate and finite lived intangible assets related to existing customer contracts. Fair value of this investment was determined as of July 27, 2004, the date of the Company’s emergence from bankruptcy. The finite-lived intangible asset was being amortized on a straight-line basis over the three year estimated life of the contracts. As of December 31, 2006, all such intangible assets have been eliminated as a result of either amortization or elimination due to tax accounting (see Note 9 for further discussion).

At December 2007 and 2006, the Company had net receivables arising from activity with this entity of $1.2 million and $1.6 million, respectively, which were included in Accounts receivable in the consolidated balance sheets.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Spare parts, materials and supplies for flight equipment are carried at average acquisition costs, which are charged to maintenance expense when used in operations and are included in Prepaid expenses and other current assets in the consolidated balance sheet. At December 31, 2007 and 2006, the reserve for expendable obsolescence was $0.8 million and zero, respectively. Allowances for obsolescence for spare parts expected to be on hand at the date aircraft are retired from service, are provided over the estimated useful lives of the related aircraft and engines. Allowances are also provided for spare parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change as conditions in our business evolve. At December 31, 2007 and 2006, the net book value of spare parts inventory was $18.7 million and $16.2 million, respectively.

Rotable parts are recorded in Property and equipment, net on the consolidated balance sheets, and are depreciated over the average remaining fleet lives and written off when they are determined to be beyond economic repair. At December 31, 2007 and 2006, the net book value of rotable inventory was $54.2 million and $51.8 million, respectively, and is recorded in Property and equipment, net on the consolidated balance sheet.

Property and Equipment

The Company records its property and equipment at cost and depreciates these assets on a straight-line basis over their estimated useful lives to their estimated residual values, over periods not to exceed forty years for flight equipment (from date of original manufacture) and three to five years for ground equipment, from the date the asset is placed in service. Remaining useful lives for Boeing 747-200 aircraft range from 0.6 years to 9.1 years and for Boeing 747-400 aircraft, from 32.5 years to 34.3 years. Property under capital leases and related obligations are recorded at the lesser of an amount equal to (a) the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease or (b) the fair value of the asset. Amortization of property under capital lease is on a straight-line basis over the lease term.

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

The Company performed an impairment test on all the aircraft and spare engines and determined that fair market value exceeded book value in 2007.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ACMI contracts represent the future profits expected from customer contracts on hand as of the date of our emergence from bankruptcy in July 2004.

During the year ended December 31, 2006, the Company recorded deferred tax provisions and released the valuation allowance and reserves previously recorded against deferred tax assets of approximately $13.3 million. Pursuant to SOP 90-7, the reduction in the valuation allowance was recorded as a reduction in intangible assets (see Note 9 for further discussion). At December 31, 2006 the balance of intangibles was zero. Amortization expense amounted to zero, $0.6 million and $7.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Off-Balance Sheet Arrangements

A portion of the Company’s 37 operating aircraft are owned or effectively owned and leased through trusts established specifically to purchase, finance and lease aircraft to the Company. The Company has not consolidated any aircraft in the related trusts upon application of the Financial Accounting Standards Board’s (the “FASB”) revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, because the Company is not the primary beneficiary based on the option price restructurings. The Company’s maximum exposure under these operating leases is the remaining lease payments, which amounts are reflected in future lease commitments more fully described in Note 7 to the Financial Statements.

Concentration of Credit Risk and Significant Customers

The U.S. Military Airlift Mobility Command (“AMC”) charters accounted for 24.1%, 22.1% and 27.2% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Accounts receivable from the AMC were $16.3 million and $23.6 million at December 31, 2007 and 2006, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 10.8%, 11.9% and 9.8% of the Company’s total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Accounts receivable from Emirates were $13.4 million and $13.3 million at December 31, 2007 and 2006, respectively. No other customer accounted for 10.0% or more of the Company’s total operating revenues during these periods.

Income Taxes

The Company provides for income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If necessary, deferred income tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. The Company must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. In addition, tax reserves are based on significant estimates and assumptions as to the relative filing positions and potential audit and litigation exposures related thereto. The effect on deferred taxes of a change in tax laws or tax rates is recognized in the results of operations in the period that includes the enactment date.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Issuance Costs

Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method for amortization. Amortization of debt issuance costs was zero, $1.0 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively and is included as a component of interest expense on the consolidated statements of operations.

Aircraft Maintenance and Repair

Maintenance and repair cost for both owned and leased aircraft are charged to expense as incurred.

Prepaid Maintenance Deposits

Certain of the Company’s aircraft financing agreements require security deposits to its finance providers to ensure that the Company performs major maintenance as required. These are fully refundable to the Company and are, therefore, accounted for as deposits and included in Prepaid Maintenance. Such amounts were $46.0 million and $38.4 million at December 31, 2007 and 2006, respectively. Prepaid maintenance also includes payments made to service providers under certain power by the hour engine maintenance contracts for engine maintenance which is performed when engine overhauls are required. Included in prepaid maintenance were $26.2 million of payments made to such service providers at December 31, 2007 and 2006, respectively. Airline industry practice would have air carriers account for the maintenance expense under such contracts as flight hours are incurred for contracts that provide for a full transfer of risk. Transfer of risk does not occur if the contract contains provisions for true-ups, contract adjustment provisions or termination provisions with reconciliation requirements that require additional payments. The Company’s power by the hour engine maintenance contracts generally provide that, in exchange for a payment of a fixed amount per flight hour, the maintenance provider will furnish specified maintenance activities on the engines for a specified period of time. These contracts contain reconciliation provisions for early termination of engines from the contract which have caused the Company to make payments over and above the contractual hourly payments made to the date of withdrawing engines from these programs; therefore the Company does not believe that a full transfer of risk occurs under these contracts. Accordingly the Company accounts for the payments to the service providers as deposits and the prepaid maintenance balance is reduced when engine overhauls occur consistent with the Company’s policy to recognize maintenance expense under the expense as incurred method.

Foreign Currency Transactions

The Company’s results of operations are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenues and expenses. The Company’s largest exposure comes from the British pound, the Euro, the Brazilian Real, the Korean Won, the Japanese Yen, the Chinese Renminbi and various other Asian currencies. The Company does not currently have a foreign currency hedging program related to its foreign currency-denominated sales. Gains or losses resulting from foreign currency transactions are included in non-operating expenses and have not been significant to the Company’s operating results for any period.

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

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

The aggregate cash interest payments amounted to $37.6 million, $47.7 million and $55.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The cash interest paid to lenders is calculated on the face amount of the various debt instruments of the Company based on the contractual interest rates in effect during each payment period.

Principal payments to lenders reflected as payment on debt and capital lease obligations in cash flows used by financing activities in the consolidated statements of cash flows represent amounts originally borrowed.

The accretion of debt discount shown as a reconciling item in cash flows from operating activities in the consolidated statements of cash flows is the difference between interest expense recorded in the Consolidated Statement of Operations and cash interest owed to lenders. This amount arises from the amortization of the difference between the fair value of the Company’s debt recorded on the balance sheet and the face amount of debt payable to lenders when we emerged from bankruptcy on July 28, 2004 and applied fresh start accounting.

During the years ended December 31, 2007 and 2006, the Company recorded an increase in additional paid in capital of $3.7 million and $37.6 million, respectively, as a result of the release of income tax reserves and valuation reserves.

During the years ended December 31, 2007, 2006 and 2005, the Company did not pay any cash income taxes.

Reclassifications

Certain reclassifications have been made in the prior year’s consolidated financial statement amounts and related note disclosures to conform to the current year’s presentation, primarily related to the classification of Accumulated other comprehensive income.

Recently Issued Accounting Standards

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

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141(R)), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations” The primary requirements of SFAS 141(R) are as follows: (I.) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (II.) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (III.) All transaction costs will be expensed as incurred. SFAS 141 (R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company is currently evaluating the impact that the adoption of SFAS 141 (R) will have on its consolidated financial statements.

3.	DHL Investment

On June 28, 2007, DHL acquired from Polar a 49% equity interest, representing a 25% voting interest, in Polar in exchange for $150.0 million in cash, of which $75.0 million was paid at closing. AAWW also received approximately $22.9 million in working capital from DHL as additional proceeds in November 2007. The remaining $75.0 million is scheduled to be paid in 2008 in two equal installments (plus interest). In January 2008 AAWW received the first installment of the purchase payment of $38.6 million, including interest of $1.1 million, and the final purchase payment of $37.5 million (plus interest) is scheduled to be paid by DHL on November 17, 2008, subject to potential acceleration. AAWW continues to own the remaining 51% of Polar with a 75% voting interest. In addition to the other amounts paid by DHL, in July 2007, Polar received a $30.0 million non-interest bearing refundable deposit from DHL, to be repaid by Polar on the earlier of 90 days subsequent to the blocked space agreement (the “BSA”) Commencement Date (as defined below) or January 31, 2009.

Concurrently with the investment, DHL and Polar entered into a 20-year BSA, whereby Polar will provide air cargo capacity to DHL in Polar’s Scheduled Service network for DHL Express services (the “DHL Express Network”). On or before October 27, 2008, (the “Commencement Date”), Polar will commence flying DHL Express’ trans-Pacific express network. As part of the transaction to issue shares in Polar to DHL, Polar LLCs ground employees, crew, ground equipment, airline operating certificate and flight authorities, among other things, were transferred to Polar and Polar’s interest in Polar LLC was transferred to AAWW as a direct subsidiary.

As a result of this transaction, the Company recorded a deferred gain of $151.7 million to be recognized as income upon the Commencement Date. In addition, upon the Commencement Date, DHL is obligated to provide Polar with working capital liquidity support as needed. The remaining proceeds, including interest, to be paid by DHL of $77.1 million at December 31, 2007 are recorded as Receivable from issuance of

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary stock as a contra equity account in the consolidated balance sheets. The Company also recorded a minority interest for DHL of $13.5 million. The deferred gain is calculated as follows:

Gross proceeds	$175.0
Less: book value of net assets sold	(13.5)
closing costs and expenses	(9.8)

Deferred Gain	$151.7

Based on the various agreements entered into as a result of the issuance of the investment to DHL, the Company reviewed the structure and determined that a variable interest entity had been created. Based upon an application of the FASB’s revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Company determined that it was the primary beneficiary of the variable interest entity and, as a result, it would continue to treat Polar as a consolidated subsidiary for financial reporting purposes.

The Company’s Scheduled Service business, which historically bore all direct costs of operation, regardless of customer utilization, will transfer the risk associated with most of those costs to DHL upon the Commencement Date. Also, until the Commencement Date of the DHL Express Network, AAWW will provide both financial support and assume all risks and rewards of the operations of Polar, with DHL thereafter fulfilling that role.

Polar will continue to provide Scheduled Service to its freight forwarder and other shipping customers both prior to and after the Commencement Date of the DHL Express Network.

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

Polar will operate six Boeing 747-400 freighter aircraft, which are being subleased from Atlas and Polar LLC, for ten years commencing on the date DHL Express Network flying begins but no later than October 27, 2008. In addition, Polar is operating a Boeing 747-200 freighter aircraft, subleased from Atlas, and may continue to do so to support the DHL Express Network. Polar and Atlas have entered into a flight services agreement under which Atlas will provide Polar with maintenance and insurance for the seven freighters, with flight crewing also to be furnished once the merger of the Polar and Atlas crew forces has been completed. Polar will have access to additional capacity through wet leasing of available Atlas aircraft. Under other separate agreements, Atlas and Polar will supply administrative, sales and ground support services to one another.

The BSA establishes DHL capacity purchase commitments on Polar flights. Under the flight services agreement, Atlas is compensated by Polar on a per block hour basis, subject to a monthly minimum block hour guarantee, at a predetermined rate that escalates annually. DHL has the right to terminate the 20-year BSA with one year notice requirements at the fifth, tenth and fifteenth anniversaries of commencement of DHL Express Network flying. However, in the event of such a termination at the fifth anniversary, DHL or Polar will be required to assume all six Boeing 747-400 freighter head leases for the entire remaining term of each such aircraft lease, each as guaranteed by DP or a creditworthy subsidiary. Either party may terminate for cause at any time. With respect to DHL, cause (as defined) includes Polar’s inability to meet certain departure and arrival criteria for an extended period of time and upon certain change-of-control events, in which case

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DHL may be entitled to liquidated damages from Polar. Under such circumstances, DHL is further entitled to have an affiliate assume any or all of the six Boeing 747-400 freighter subleases for the remainder of the ten-year term under each such sublease, with Polar liable up to an agreed amount of such lease obligations. In the event of any termination during the ten-year sublease term, DHL is required to pay the lease obligations for the remainder of the head lease and guarantee Polar’s performance under the leases.

In other agreements, DP guaranteed DHL’s (and Polar’s) obligations under the various transaction documents. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates.

4.	Property and Equipment, net

Depreciation expense, including the amortization of capital leases, related to property and equipment amounted to $40.0 million, $42.3 million and $46.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company had equipment related to capital leases of $22.0 million at both December 31, 2007 and 2006, and accumulated depreciation was $11.2 million and $8.0 million, respectively.

Pre-delivery deposits for aircraft include capitalized interest of $5.2 million and $0.8 million at December 31, 2007 and 2006, respectively.

In January, 2005 one of the Company’s Boeing 747-200 aircraft (tail number N808MC) was damaged when it landed during poor winter weather conditions at Duesseldorf Airport. As a result of this incident, the airframe and two of its engines were damaged beyond economic repair. Atlas negotiated a $12.6 million cash-in-lieu-of-repair settlement with its insurance carriers and received the insurance proceeds on July 22, 2005. On May 31, 2005, Atlas paid $12.3 million to its secured lender in exchange for release of its lien on this aircraft. Since the settlement amount exceeded the net book value of the aircraft, the Company recorded a gain of $7.8 million in 2005 upon receipt of the insurance proceeds.

In March 2007, the Company sold aircraft tail number N536MC, a Boeing 747-200, for $6.0 million and recorded a gain of approximately $1.0 million. In November, 2007, the Company sold an aircraft engine for $2.6 million and recorded a gain of $2.5 million.

5.	Lease Contracts

The following tables present the Company’s lease contracts as of December 31:

	2007	2006

Fair market value adjustment on operating leases	$44,132	$44,132
Less accumulated amortization	(6,171)	(4,334)

	$37,961	$39,798

Fair market value adjustment on operating leases represents the capitalized discount recorded to adjust leases of the Company’s Boeing 747 aircraft to fair market value as of July 27, 2004, the date of the Company’s emergence from bankruptcy. Amortization expense related to lease contracts amounted to $1.8 million for each of the years ended December 31, 2007, 2006 and 2005, respectively.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated future amortization expense of operating lease contracts as of December 31, 2007 is as follows:

Years Ending December 31,
2008	$1,837
2009	1,837
2010	1,921
2011	2,337
2012	2,337
Thereafter	27,692

$37,961

6.	Debt

The Company’s debt obligations, including capital leases, as of December 31, were as follows:

	2007	2006

Debt Obligations
2000 EETCs	$66,313	$67,320
1999 EETCs	121,211	124,677
1998 EETCs	181,079	186,141
Capital leases	15,511	23,227
Other debt	9,949	17,276

Total debt and capital leases	394,063	418,641
Less current portion of debt and capital leases	(28,444)	(19,756)

Long-term debt and capital leases	$365,619	$398,885

At December 31, 2007 and 2006, the Company had $75.4 million and $82.9 million, respectively, of unamortized discount related to the fair market value adjustments recorded against debt upon application of fresh-start accounting on July 27, 2004.

Description of the Company’s Debt Obligations

Many of the Company’s financing instruments contain certain limitations on Holdings’ and its subsidiaries’ ability to, among other things, pay dividends or make certain other restricted payments, consummate certain asset sales, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets.

Deutsche Bank Trust Company

Deutsche Bank Trust Company (“Deutsche Bank”) was the administrative agent for two syndicated loans to Atlas and its affiliates. One loan was made to AFL III (a wholly owned subsidiary of Atlas) and the other loan was made through the Aircraft Credit Facility. During 2006, the Company prepaid the two loans for $140.8 million and wrote off approximately $12.5 million in unamortized discounts. The obligations under these two credit facilities were secured by 14 Boeing 747-200 aircraft, one Boeing 747-300 aircraft and several spare General Electric CF6-50E2 and CF6-80 engines. AFL III leased the collateral securing the AFL III Credit Facility, including aircraft and related equipment, to Atlas. AFL III had collaterally assigned those

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases and the proceeds thereof to Deutsche Bank as security for the AFL III Credit Facility. Upon termination of the AFL III Credit Facility, the aircraft and spare engines were transferred to Atlas.

Overview of EETC Transactions

In three separate transactions in 1998, 1999 and 2000, Atlas issued Enhanced Equipment Trust Certificates (“EETCs”) for the purposes of financing the acquisition of a total of 12 Boeing 747-400F aircraft. In the 1998 EETC transaction, $538.9 million of EETCs were issued to finance five of these aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 1999 EETC transaction, $543.6 million of EETCs were issued to finance five of these aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 2000 EETC transaction, $217.3 million of EETCs were issued to finance the remaining two of these aircraft, both pursuant to leveraged leases.

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

Commencing in May 2008, the Company could be subject to Additional Monthly Lease Rentals (“AMLR”), which could require payment of up to an additional $0.1 million per month in rent on each of the six leased EETC aircraft, subject to an $11.0 million per aircraft limit over the remaining term. The AMLR payments would be applied to the underlying notes in the leveraged leases, and would only arise should the Company exceed certain financial targets and if it is determined that the then fair market monthly rental for the aircraft exceeds $0.8 million. The Company currently does not anticipate making any AMLR payments in 2008 and will revisit on an annual basis.

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

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guarantee to the owner participant of one of the aircraft. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 8.71% to 9.70%, with a weighted average interest rate of 8.93% payable monthly.

The current balance relates to aircraft N409MC acquired in the bankruptcy process. In connection with this aircraft debt and as a result of fresh start accounting, the Company has a blended effective interest rate of 11.31% payable monthly. According to the terms of the equipment notes, principal payments vary and are payable through 2021.

1999 EETCs

In 1999, Atlas completed an offering of EETCs (the “1999 EETCs”). As of December 31, 2007 and 2006, the outstanding balance of the 1999 EETCs related to two owned Boeing 747-400F aircraft tail numbers N495MC and N496MC. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 6.88% to 8.77%, with a weighted average interest rate of 7.52% payable monthly.

In connection with this aircraft debt and as a result of fresh start accounting, the Company has a blended effective interest rate of 13.94% as of December 31, 2007 and 2006. According to the terms of the equipment notes, principal payments vary and are payable monthly through 2020.

1998 EETCs

In 1998, Atlas completed an offering of Enhanced Equipment Trust Certificates (the “1998 EETCs”). As of December 31, 2007 and 2006 the outstanding balance of the 1998 EETCs relates to three owned Boeing 747-400F aircraft tail numbers N491MC, N493MC and N494MC. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 7.38% to 8.01%, with a weighted average interest rate of 7.54% payable monthly.

In connection with this aircraft debt, the Company acquired aircraft N491MC and N493MC in the bankruptcy process. As a result of fresh start accounting, the Company has a blended effective interest rate of 13.89% for aircraft tail number N491MC and 13.72% for aircraft tail number N493MC. Aircraft tail number N494MC was acquired in 1998 and has a weighted average interest rate of 7.54%. According to the terms of the equipment notes relating to all three aircraft, principal payments vary and are payable monthly through 2020.

Capital Leases

Capital lease obligations with an aggregate net present value of $15.5 million and $23.2 million were outstanding at December 31, 2007 and 2006, respectively. The weighted average interest rate as of December 31, 2007 and 2006 was 6.71% and 6.71%, respectively. Payments are due monthly through 2009. The underlying assets related to capital lease obligations as of December 31, 2007 and 2006 were three aircraft. The aircraft tail numbers are N508MC, N516MC and N920FT.

Other Debt

Other debt consists of various term loans aggregating $10.0 million and $17.3 million as of December 31, 2007 and 2006, respectively. The weighted average interest rate for the term loans as of December 31, 2007 and 2006 was 6.0% and 7.35%, respectively.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the cash required to be paid by year and the carrying value of the Company’s debt and capital lease obligations reflecting the terms that were in effect as of December 31, 2007:

Years Ending December 31,
2008	$35,710
2009	36,912
2010	31,917
2011	34,360
2012	36,968
Thereafter	293,673

Total debt and capital leases cash payments	469,540
Less: fair value debt discount	(75,477)

Debt and capital leases	$394,063

7.	Leases

Aircraft/Real Estate Capital and Operating Leases

The following table summarizes rental expenses for operating leases for the years ended December 31:

	2007	2006	2005

Aircraft rent	$155,575	$153,259	$150,879
Office, vehicles and other	$11,394	$13,403	$16,280

At December 31, 2007, 18 of the 37 operating aircraft of the Company were leased, of which three were capital leases and fifteen were operating leases with initial lease term expiration dates ranging from 2010 to 2025, with an average lease term of 12.1 years as of December 31, 2007.

The following table summarizes the minimum annual rental commitments as of the periods indicated under capital leases and non-cancelable aircraft, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of December 31, 2007:

		Aircraft	Other	Less:
	Capital	Operating	Operating	Sub-Lease	Net
	Leases	Leases	Leases	Income	Leases

Years Ending December 31,
2008	$9,000	$143,277	$5,735	$(6,240)	$151,772
2009	7,500	145,499	4,866	(5,430)	152,435
2010	—	143,008	4,440	—	147,448
2011	—	141,269	3,756	—	145,025
2012	—	141,269	1,546	—	142,815
Thereafter	—	1,468,545	—	—	1,468,545

Total minimum lease payments	16,500	$2,182,867	$20,343	$(11,670)	$2,208,040

Less: amounts representing interest	989

Present value of future minimum capital lease payments	$15,511

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average effective interest rates on the capitalized leases for aircraft tail numbers N508MC, N516MC and N920FT were 6.71% and 6.71% at December 31, 2007 and 2006, respectively.

In addition to the above commitments, the Company leases engines under short-term lease agreements on an as needed basis.

Certain leases described above contain renewal options and escalations.

8.	Related Party Transactions

James S. Gilmore III, a non-employee director of the Company, is a partner at the law firm of Kelley Drye & Warren LLP, previous outside counsel to the Company. The Company paid legal fees to the firm of Kelley Drye & Warren LLP of less than $0.1 million, $0.6 million and $4.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company incurred directors’ fees and equity compensation expense relating to Mr. Gilmore in the amount of $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company dry leased three owned aircraft as of December 31, 2007 and 2006 to a company in which it owns a minority investment. The investment is accounted for under the equity method. The leases mature in July 2008. The minimum future rentals at December 31, 2007 on these leases through July 2008 are $25.2 million. The carrying value of these aircraft as of December 31, 2007 and 2006 was $168.1 million and $171.9 million, respectively and the accumulated depreciation as of December 31, 2007 and 2006 was $16.5 million and $12.8 million, respectively. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for these aircraft was $43.9 million, $45.4 million and $44.8 million for the years ended December 31, 2007, 2006 and 2005, and the revenue is included in other revenue in the accompanying statement of operations.

9.	Income Taxes

The Company accounts for income taxes according to the provisions of SFAS No. 109, Accounting for Income Taxes. (“SFAS 109”). The significant components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2007	2006	2005

Current:
Federal	$1,194	$5,617	$1,018
State and local	—	1,501	711
Foreign	—	167	6

Total current expense	1,194	7,285	1,735

Deferred:
Federal	(1,094)	25,332	44,706
State and local	(96)	1,403	3,275
Foreign	316	—	186

Total deferred expense	(874)	26,735	48,167

Total income tax expense	$320	$34,020	$49,902

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of differences between the U.S. federal statutory income tax rate and the effective income tax rates for the periods as defined below is as follows:

	For the Years Ended December 31,
	2007	2006	2005

U.S. federal statutory tax expense rate	35.0%	35.0%	35.0%
State and local taxes based on income, net of federal benefit	2.0%	2.0%	2.2%
Extraterritorial income tax benefits	(16.1)%	—	—
Net tax asset for basis difference in investment in Polar	(21.6)%	—	—
Book expenses not deductible for tax purposes	0.9%	1.0%	1.7%
Income tax reserves	(0.2)%	(2.0)%	—
Reorganization items	—	0.1%	0.5%
Change in valuation allowance	2.2%	—	—
Other	(2.0)%	0.2%	0.9%

Effective tax rate	0.2%	36.3%	40.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets / (liabilities) as of December 31, are as follows:

	2007	2006

Deferred tax assets:
Net operating loss carry forwards and alternative minimum tax credits	$107,219	$112,158
Tax over book basis in Polar shares	38,134	—
Aircraft leases	10,618	33,373
Reserves on accounts receivable and inventory	249	670
Maintenance	—	6,564
Accrued expenses and liabilities	10,277	6,096
Equity-based compensation	2,787	1,490
Other	2,742	4,901

Total deferred tax assets	172,026	165,252
Less: Valuation allowance	(27,903)	(31,670)

Net deferred tax assets	144,123	133,582

Deferred tax liabilities:
Fixed assets	(122,769)	(126,056)
Maintenance	(3,859)	—
Fresh-start adjustments to indebtedness	(1,306)	(661)
Equity investments	(2,706)	(2,647)

Total deferred tax liabilities	(130,640)	(129,364)

Net deferred tax assets (liabilities)	$13,483	$4,218

As of December 31, 2007, the Company has federal tax net operating losses (“NOLs”) of approximately $293 million, which will expire through 2026. The reorganization of the Company on the date of its emergence from bankruptcy constituted an ownership change under Section 382 of the Internal Revenue Service (“IRS”) Code (“Code”). Accordingly, the use of the Company’s NOLs generated prior to the

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ownership change is subject to an overall annual limitation. Certain tax attributes, including NOLs, reflected on the Company’s federal income tax returns as filed differ significantly from those reflected in the Financial Statements. Such attributes are subject to future audit in the event the IRS determines to examine any open tax years.

Management periodically assesses whether the Company is more likely than not to realize some or all of its deferred tax assets. As of December 31, 2007, management determined that the Company is unlikely to realize approximately $27.9 million of deferred tax assets and, therefore, has provided a valuation allowance against the unrealizable portion of the assets. During 2007, the Company wrote off $19.5 million of deferred tax assets related to Polar NOLs, and the Company also reduced its valuation allowance against these assets by $19.5 million. The Company determined that the Polar NOLs are not utilizable in the future due to tax law limits resulting from the Company’s transaction with DHL and, therefore, should not be included in the Company’s deferred tax assets. The change in valuation allowance related to the Polar NOLs was largely offset by tax benefits recorded in 2007 that are not more likely than not to be realized. The Company recorded a net reduction in its valuation allowance of approximately $3.8 million during 2007.

Management has determined that the Company can sustain a deduction for extraterritorial income (“ETI”) of approximately $61.0 million, net of applicable reserves and valuation allowance, for the years 2004 through 2006. This deduction is a special tax incentive for qualifying income generated outside the U.S. that results in a permanent income tax benefit of $21.4 million recorded during 2007. Management currently is reviewing potential additional ETI deductions for 2002 through 2003 and for 2007. However, management has not yet completed its review for these other periods and cannot estimate the amount of additional benefit at this point. Management expects to complete its review in the first half of 2008.

During the second quarter of 2007, DHL acquired a 49% equity interest in Polar (see Note 3). Due to this transaction, the Company recorded a deferred tax asset of $38.1 million relating to the shares of stock in Polar. The deferred tax asset was recorded under the principles of SFAS 109. Specifically, due to the transaction with DHL, management determined that the Company would recover its tax basis in Polar in the foreseeable future. The tax basis was substantially higher than the book basis, and the Company recorded a deferred tax asset for the difference between the tax and book basis multiplied by the Company’s tax rate. The Company offset a portion of the deferred tax asset with a tax reserve liability of $9.5 million.

During 2007, the Company also reviewed its accounting methods utilized for income tax reporting purposes. The Company modified certain accounting methods on its consolidated federal income tax return for 2006, resulting in a deferral of taxable income of approximately $100.5 million. This deferral eliminated the Company’s cash income tax liability in 2006 and also generated a $45.8 million NOL carryover to 2007.

Effective as of January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). As a result of the adoption of FIN 48, the Company performed a comprehensive review of its uncertain income tax positions. These positions relate primarily to income tax benefits claimed on previously filed income tax returns for open tax years.

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

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending gross amounts related to unrecognized income tax benefits is as follows:

Balance at January 1, 2007	$143.8
Additions for tax positions related to the current year	26.6
Additions for tax positions related to prior years	55.9
Reductions for tax positions related to prior years	(28.3)

Balance at December 31, 2007	$198.0

Of the gross amount related to unrecognized income tax benefits of $198.0 million at December 31, 2007, a gross amount of $31.1 million would impact the effective rate, and $166.9 would impact paid-in capital. The Company will maintain a liability for unrecognized income tax benefits until these uncertain positions are reviewed and resolved or until the expiration of the applicable statute of limitations, if earlier.

The Company’s policy is to record interest expense and penalties, if applicable, as a component of income tax expense. The Company maintains a liability for interest expense regarding its liability for unrecognized income tax benefits. At December 31, 2007, this liability was $0.1 million. The Company computed this interest expense based on applicable interest rates for potential income tax underpayments. The Company has not recorded any liability for penalties, and the tax authorities historically have not assessed penalties against the Company.

The Company’s management does not anticipate that its unrecognized income tax benefits will increase or decrease by a material amount during the twelve-month period following December 31, 2007. However, management continues to pursue potential strategies to reduce its effective income tax rate on a long-term basis. Should management implement one or more such strategies during 2008, the Company may record additional income tax benefits during 2008 as well as a FIN 48 liability relating to a portion of these benefits. Management currently is not in a position to quantify the amount of income tax benefits or FIN 48 liability to record in 2008, if any.

In Hong Kong, the years 2001 through 2005 are subject to and under examination for Atlas, and the years 2003 through 2005 are subject to and under examination for Polar LLC. No assessment of additional income taxes has been proposed or discussed with respect to the on-going examinations in Hong Kong.

For federal income tax purposes, the years 2002, 2003 and 2005 through 2007 remain subject to examination. An amended income tax return for 2001 is also subject to examination. During the second quarter of 2007, the Company and the IRS resolved an income tax examination for the year 2004. The IRS accepted the Company’s 2004 income tax return as filed. The IRS has not commenced an income tax examination for any open years, and no federal income tax examinations are in process. In addition, no state income tax examinations are in process.

During 2006, the Company reached a final settlement of a federal income tax examination for the year ended December 31, 2001. The settlement did not require any payment of cash income taxes, interest, or penalties. The Company recorded net deferred tax assets of $12.2 million upon settlement of the examination, which increased available NOLs by $127.5 million. In addition, as a result of the settlement, the Company reduced its income tax reserves by approximately $20.1 million relating to the years 2001 through 2003. The Company had recorded approximately $18.1 million of these reserves prior to its emergence from bankruptcy. In accordance with applicable accounting standards, the Company released this portion of the reserves as a reduction of intangible assets and paid-in capital. The Company had recorded the remainder of the reserves of approximately $2.0 million subsequent to its emergence from bankruptcy and released this portion of the reserves as a reduction of income tax expense.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Financial Instruments and Risk Management

The Company maintains cash and cash equivalents with various high-quality financial institutions. The carrying value for cash and cash equivalents, trade receivables and payables approximates their fair value.

The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt which is not actively traded, fair values were estimated by reference to the discount related to the traded debt with consideration given to the fair value of the underlying collateral and structure of the debt.

At December 31, the fair values of the Company’s debt instruments were as follows:

	2007		2006
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

2000 EETCs	$90,655	$66,313	$81,678	$67,320
1999 EETCs	176,386	121,211	159,252	124,677
1998 EETCs	245,562	181,079	222,710	186,141
Other	9,949	9,949	17,276	17,276

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

The Company began using hedge accounting in the fourth quarter of 2006. The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 133”). Under SFAS 133, all derivatives are recorded at fair value on the balance sheet. Those derivatives designated as hedges that meet certain requirements are granted hedge accounting treatment. Generally, utilizing the hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded within equity until the underlying jet fuel is consumed. The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness, as defined, results when the change in the total fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase jet fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to “Other non-operating expenses” in the statement of operations. Likewise, if a hedge ceases to qualify for hedge accounting, those periodic changes in the fair value of derivative instruments are recorded to “Other non-operating expenses” in the statement of operations in the period of the change.

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

At December 31, 2007, all of the Company’s derivative contracts have expired and the derivative asset value was zero. At December 31, 2006, the derivative liability value was $0.1 million. During the twelve

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended December 31, 2007 and 2006, we realized a gain of $5.6 million and a loss of $0.6 million, respectively, related to the Company’s derivative contracts. These gains and losses are recorded in Aircraft fuel expense.

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

The AMC Charter segment provides full-planeload charter flights to the U.S. Military through the AMC. The AMC Charter business is similar to the Commercial Charter business in that the Company is responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel used during AMC flights is fixed by the military. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. The Company receives reimbursement from the AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed price; if the price of fuel paid by the Company is less than the fixed price, then the Company pays the difference to the AMC. The AMC buys capacity on a fixed basis annually and on an ad-hoc basis continuously. The Company competes for this business through a teaming arrangement devised for the allocation of AMC flying among competing carriers. At December 31, 2007, there were three groups of carriers (or teams) and several independent carriers that are not part of any other team that compete for the business. The Company is a member of a team led by FedEx Corporation (“FedEx”) and pays a commission to the FedEx team based upon the revenues the Company receives under such contracts. The formation of additional competing teaming arrangements, an increase by other air carriers in their commitment of aircraft to the Civil Reserve Air Fleet (“CRAF”) program, or the withdrawal of any of the current team members, especially FedEx, or a reduction of the number of planes pledged to the CRAF program by our team, could adversely affect the amount of AMC business awarded to the Company in the future.

The Commercial Charter segment provides full-planeload airfreight capacity on one or multiple flights to freight forwarders, airlines and other air cargo customers. Charters are typically paid in advance and as with

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth revenues, FAC for the Company’s four reportable business segments reconciled to operating income (loss) and income before income taxes as required by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information:

	For the Years Ended December 31,
	2007	2006	2005

Revenues:
ACMI	$360,909	$407,046	$466,018
Scheduled Service	657,576	610,783	555,814
AMC Charter	376,567	326,773	440,642
Commercial Charter	117,142	82,808	107,840
All other	50,512	48,920	47,583

Total operating revenues	$1,562,706	$1,476,330	$1,617,897

FAC:
ACMI	$40,038	$51,757	$31,233
Scheduled Service	1,618	2,341	1,986
AMC Charter	68,977	30,130	56,416
Commercial Charter	2,097	(844)	16,457

Total FAC	112,730	83,384	106,092
Add back (subtract):
Unallocated corporate	16,640	13,250	13,557
Gain on disposal of aircraft	3,475	10,038	7,820
Loss on extinguishment	—	(12,518)	—
Post-emergence costs and related professional fees	(110)	(353)	(3,706)

Income before income taxes	132,735	93,801	123,763
(Add back) subtract:
Interest income	(17,775)	(12,780)	(6,828)
Interest expense	44,732	60,298	74,512
Capitalized interest	(4,489)	(726)	(123)
Loss on early extinguishment of debt	—	12,518	—
Other, net	(428)	(811)	1,976

Operating income	$154,775	$152,300	$193,300

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2007	2006	2005

Scheduled Service revenue by geographic region:
Asia	$358,392	$352,384	$338,179
North America	115,497	84,350	58,272
Europe	85,616	69,659	63,360
Japan	32,140	58,839	58,600
South America	65,931	45,551	37,403

Total Scheduled Service revenue	$657,576	$610,783	$555,814

Depreciation and amortization expense:
ACMI	$13,251	$15,833	$20,594
Scheduled Service	9,843	10,385	9,112
AMC Charter	8,906	10,286	12,661
Commercial Charter	2,601	2,413	2,243
Unallocated	5,411	3,424	1,726

Total depreciation and amortization	$40,012	$42,341	$46,336

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

Aircraft Purchase Commitments

On September 8, 2006, Atlas and The Boeing Company (“Boeing”) entered into a purchase agreement (the “Agreement”) providing for the purchase by Atlas of 12 Boeing 747-8F aircraft. The Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 aircraft expected to be in service by the end of 2011. In addition, the Agreement provides Atlas with rights to purchase up to an additional 14 Boeing aircraft, of which one is being held under option. Committed expenditures under this Agreement, including agreements for spare engines and related flight equipment, including estimated amounts for contractual price escalations, pre-delivery deposits and required option payments, will be $246.7 million in 2008, $186.3 million in 2009, $987.6 million in 2010 and $690.4 million in 2011.

Guarantees and Indemnifications

General

In the ordinary course of business, the Company enters into numerous real estate leasing and equipment and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, the Company typically indemnifies the lessors and any financing parties against tort liabilities that arise out of the use, occupancy, manufacture, design, operation or maintenance of the leased premises or financed aircraft, regardless of

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether these liabilities (or taxes) relate to the negligence of the indemnified parties. Currently, the Company believes that any future payments required under many of these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). However, payments under certain tax indemnities related to certain of our financing arrangements, if applicable, could be material, and would not be covered by insurance. With respect to certain leased premises such as maintenance and storage facilities, these arrangements typically include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premise. The Company also provides standard indemnification agreements to officers and directors in the ordinary course of business.

Financings and Guarantees

The Company’s financing arrangements typically contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.

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

Restricted Cash and Letters of Credit

The Company had $8.5 million and $4.9 million of restricted cash either pledged under standby letters of credit related to collateral or for certain deposits required in the normal course for items, including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits and insurance at December 31, 2007 and 2006, respectively. These amounts are included in Deposits and other assets in the consolidated balance sheets.

Labor

The Air Line Pilots Association (“ALPA”) represents all of the Company’s U.S. crewmembers employed at both Atlas and Polar. Additionally, the Company employs 64 Crewmembers through its branch office in Stansted, England who are not represented by any union. Collectively, these employees represent approximately 49.9% of the Company’s workforce as of December 31, 2007. The Company is subject to risks of work interruption or stoppage as permitted by the Act, and may incur additional administrative expenses associated with union representation of its employees.

The Atlas collective bargaining agreement became amendable in February 2006. Polar’s collective bargaining agreement with ALPA became amendable in April 2007. While both units have filed Railway Labor Act “Section 6” notices to begin negotiations for amended agreements, those negotiations have been placed on hold in favor of completing the merger of the two crew forces as more fully described, below.

In November 2004, in order to increase efficiency and assist in controlling costs, the Company initiated steps to merge the ALPA represented crewmember bargaining units of Atlas and Polar. The processes for completing this merger are set forth in both the Atlas and Polar collective bargaining agreements. The agreements both provide for a seniority integration process and the negotiation of a single collective bargaining agreement (“SCBA”). On October 26, 2006 ALPA set a policy initiation date triggering the provisions of its merger policy and thus initiated the crewmember seniority list integration process. This seniority list integration process was completed on November 21, 2006. However, the integrated lists cannot be implemented until a SCBA covering the merged crew force has been reached.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Both the current Atlas and Polar collective bargaining agreements set forth protocols for reaching an SCBA. Those protocols include nine months of direct bargaining, followed by final and binding arbitration, if required, to resolve any remaining open issues. ALPA and the Company have also discussed a merger protocol letter of agreement (“Merger Protocol Letter of Agreement”) to enhance the existing contractual protocols for reaching an SCBA.

On July 11, 2007, the Company filed grievances under both the Atlas and Polar collective bargaining agreements to compel the commencement of SCBA negotiations. In response, ALPA, on behalf of the Atlas crew force, conceded the Company’s grievance. They also executed a Merger Protocol Letter of Agreement. However, ALPA, on behalf of the Polar crew force, rejected the Company’s grievance and disputed whether it could be required to combine SCBA negotiations and whether the dispute could be scheduled for immediate arbitration. This preliminary scheduling issue was submitted to the selected arbitrator who ruled in favor of the Company and has directed that the Company’s grievance be heard March 25 through March 27, 2008, his first available dates. The Company cannot guarantee how the arbitrator will rule on its grievance.

Legal Proceedings

Department of Justice Investigation and Related Litigation

In February 2006, the United States Department of Justice (the “DOJ”) initiated an investigation into the pricing practices of a number of cargo carriers, including Polar LLC (the “DOJ Investigation”). In connection with this investigation, Polar LLC received a subpoena dated February 14, 2006 requesting discovery of additional relevant documents. The Company is fully cooperating with the DOJ in its investigation. Other than the subpoena, there has been no formal complaint or demand of the Company by the DOJ regarding the matters that are the subject of the DOJ Investigation.

As a result of the DOJ Investigation, the Company and Polar LLC have been named defendants in a number of class actions in the United States that relate to the DOJ’s investigation into the pricing practices of a number of air cargo carriers and that have now been consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company and Polar LLC, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges. The suit seeks treble damages and injunctive relief. The Company, Polar LLC and a number of other cargo carriers have also been named as defendants in civil class action suits in Ontario and British Columbia, Canada that are substantially similar to the class action suits in the United States.

On May 30, 2007, the Company and Polar LLC commenced an adversary proceeding in bankruptcy court against each of the plaintiffs in the antitrust class action litigation seeking to enjoin the Plaintiffs from prosecuting claims against the Company and Polar LLC that arose prior to July 27, 2004, the date on which the Company and Polar LLC emerged from bankruptcy. On August 6, 2007, the plaintiffs consented to the injunctive relief requested, and on September 17, 2007, the bankruptcy court entered an order enjoining plaintiffs from prosecuting Company claims arising prior to July 27, 2004.

Additionally, in early 2006, Polar LLC also received notification from Swiss authorities that they have opened an investigation into the freight pricing practices of several carriers, including Polar LLC, on routes between Switzerland and the United States. While there has been no specific complaint or demand by the Swiss authorities of Polar LLC in respect of the matters that are the subject of the Swiss investigation, Polar LLC may be called upon to provide information to the Swiss authorities at some future time.

Further, in late 2006 polar LLC received a request for information relating to its European routes, turnover, and fuel surcharges from the Competition Section of the European Commission, which is looking into freight pricing and surcharge issues in the European market. Polar LLC has submitted the requested information to the European Commission. There has been no complaint or demand from the Commission.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Australian Competition and Consumer Commission Inquiry

The Australian Competition and Consumer Commission (the “ACCC”) notified Polar LLC by letter dated June 28, 2007 that it would be required to furnish information and to produce documents to the ACCC in connection with matters that may constitute violations of certain provisions of the Australian Trade Practices Act. Polar LLC has submitted information and documentation to the ACCC as required by this request. Polar LLC has submitted additional documentation to the ACCC in response to additional requests for information received from the ACCC.

New Zealand Commerce Commission Inquiry

The New Zealand Commerce Commission (the “Commission”) notified Polar LLC by letter dated November 8, 2007 that it would be required to provide information and to produce documents to the Commission in connection with matters that may constitute violations of certain provisions of the New Zealand Commerce Act 1986. Polar LLC has submitted information and documentation to the Commission as required by this request.

Securities Class Action Complaints

The United States District Court for the Southern District of New York entered an order approving the settlement, on a preliminary basis, of the securities class action complaints filed against the Company and certain of its former directors and officers, in 2003, alleging such parties violated certain provisions of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. On November 9, 2007 the Court entered a final order approving the settlement of these actions. Accordingly, the complaints have been dismissed with prejudice and with no liability to the current directors and officers of the Company.

Genesis Insurance Litigation

The Company has settled its pending action against its former director and officer insurer, Genesis Insurance Company (“Genesis”), commenced in July 2004, with the settlement of the securities class action complaints in November 2007. The Company received a $1.5 million payment from Genesis as required by the terms and conditions of the settlement agreement between the parties.

Brazilian Customs Claim

Polar LLC was cited for two alleged customs violations in Sao Paulo, Brazil relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Polar LLC Scheduled Service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The claims seek unpaid customs duties, taxes, penalties and interest from the date of the alleged infraction in the amounts of approximately $11.4 million and $8.8 million, respectively, based on recent exchange rates.

The Company has presented defenses in each case to the customs authority in Campinas, Brazil. The customs authority has not yet ruled on the Company’s defense to the $8.8 million claim, and it denied the Company’s defense to the $11.4 million claim at the first level of the administrative process. The Company appealed the administrative decision to the Council of Contributors which met on November 6, 2007 to decide the appeal and hear further argument presented by the Company’s local counsel. At the hearing, the Company presented additional defenses which resulted in the Council of Contributors requesting the customs authority to provide additional evidence in support of its claim. The Company will have an opportunity to respond to any new evidence. If the appeal is denied by the Council of Contributors, the Company intends to pursue further appeals in the Brazilian federal court.

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

Trademark Matters

In June 2007, in connection with the dispute between the Company and Atlas Transport over the use of the term “Atlas,” the EU Trademark Office declared the Atlas Transport trademark partially invalid because of the prior existence of the Company’s Benelux trademark registration. Atlas Transport has appealed the EU decision, filed a lawsuit in the Netherlands challenging the validity of the Company’s Benelux trademark registration and asked the EU Trademark Office to stay further Company registration proceedings while that lawsuit remains pending. In November 2007, the EU granted a stay, and the Company is in the process of seeking reconsideration. The Company also intends to vigorously defend itself in the Netherlands lawsuit.

Atlas General Unsecured Claims

In December 2007, the Company made the final distribution of 214,538 shares of common stock allocated to holders of allowed general unsecured claims against Holdings, Atlas, Airline Acquisition Corp. I and Atlas Worldwide Aviation Logistics, Inc. (the “Debtors”). There are no remaining claims outstanding. In December 2007, the Debtors filed motions to close the chapter 11 bankruptcy proceedings, and they expect such motions to be granted in due course.

Other

The Company has certain other contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes that the ultimate disposition of such other contingencies is not expected to materially affect the Company’s financial condition, results of operations and liquidity.

13.	Stock-Based Compensation Plans

At December 31, 2007, the Company maintains a 2007 Long Term Incentive Plan (“the 2007 Plan”), which replaces the 2004 Long Term Incentive Plan (the “2004 LTIP”), its former incentive plan. No new awards have been made under the 2004 LTIP since May 2007. Awards outstanding under the 2004 LTIP will continue to be governed by the terms of that plan and agreements under which they were granted. The 2007 Plan limits the terms of awards to ten years and prohibits the granting of awards more than ten years after the effective date of the 2007 Plan. An aggregate of 628,331 shares of common stock was reserved for issuance to participants under the 2007 Plan. The 2004 LTIP provided for awards of up to approximately 2.8 million shares of AAWW’s common stock to employees in various forms. These include non-qualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. As of December 21, 2007 the 2007 Plan has a total of 611,880 shares of common stock available for future award grants to management and the members of the Board of Directors. The compensation cost that has been charged against income for both plans was $7.1 million, $7.2 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was less than $0.1 million, $2.6 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to January 1, 2006, the Company accounted for these awards under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-option based employee compensation cost recognized in the Consolidated Statement of Operations for the periods prior to January 1, 2006 related only to restricted stock awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, which under APB 25 was deemed to be non-compensatory. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method. Therefore, compensation expense recognized during the year ended December 31, 2006 includes compensation expense for all newly granted and unvested stock options as well as restricted shares and options that are expected to vest subsequent to January 1, 2006, and results for prior periods have not been restated. The Company recognizes compensation costs net of estimated forfeitures for graded vesting grants on a straight-line basis over the vesting period for each award. All grants contain accelerated vesting provisions in the event of a change in control and certain agreements contain acceleration provisions for dismissal that is not for cause.

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

As a result of the adoption of SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the years ended December 31, 2007 and 2006 are $2.6 million and $2.8 million lower and $2.6 million and $1.8 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted income per share for the years ended December 31, 2007 and 2006 are $0.12 and $0.09 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess cash tax benefit classified as a financing cash inflow for the years ended December 31, 2007 and 2006 was $3.6 million and $4.5 million, respectively.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income if the fair-value-based method per SFAS 123 had been applied to all outstanding awards for the periods presented:

For the
Year Ended
December 31,
2005

Net income, as reported	$73,861
Add: Restricted stock expense, net of tax	2,353
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,827)

Pro forma net income	$72,387

Basic income per share:
Basic — as reported	$3.64

Basic — pro forma	$3.57

Diluted income per share:
Diluted — as reported	$3.56

Diluted — pro forma	$3.50

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

The fair value of all option grants is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the vesting period or requisite service period, if shorter. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the average of the historical volatility of a peer group of several similar entities, due to the limited trading history of the Company’s stock. Historically, the average expected life was based on the vesting period of the option. Option grants on or after January 1, 2006 will have expected lives adjusted for the expected exercise behavior of option recipients. The risk-free interest rate is based on U.S. Treasury constant maturities (nominal) with a term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical termination behavior, as well as an analysis of actual option forfeitures. The assumptions used in the Black-Scholes-Merton option pricing model for the years ended December 31, are as follows:

	2007	2006	2005

Expected stock price volatility	30.2%	26.1-37.4%	38.5%
Weighted — average volatility	30.2%	31.9%	38.5%
Risk free interest rate	4.53-4.83%	4.54-5.17%	4.01%
Expected life of options (years)	3.25	0.75-4.25	3.25-4.25
Expected annual dividend per share	None	None	None
Estimated annual forfeiture rate	5.0%	5.0%	None

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-qualified Stock Options

The portion of the 2007 Plan and the 2004 LTIP applicable to employees is administered by the compensation committee (the “Compensation Committee”) of the board of directors of the Company (the “Board”), which also establishes the terms of the awards.

Non-qualified stock options granted under both the 2007 Plan and the 2004 LTIP vest over a three or four year period, which generally is the requisite service period, and expire seven to ten years from the date of grant. As of December 31, 2007, options to acquire a total of 1,268,879 shares of common stock have been granted to management under both plans. Non-qualified stock options may be granted at any price but, generally, are not granted with an exercise price less than the fair market value of the stock on the date of grant.

Included within the 2004 LTIP is a separate sub-plan (the “2004 Employee Plan”), which provides for awards of up to 495,303 shares of common stock to employees in the form of non-qualified options or incentive stock options.

Non-qualified stock options granted under the 2004 Employee Plan vest over a three year period, which generally is the requisite service period, and expire seven years from the date of grant. Options to acquire a total of 299,979 shares of common stock have been granted to employees under the 2004 Employee Plan. As of May 23, 2007, this plan has been merged in the 2007 Plan.

A summary of the Company’s options as of December 31, 2007 and changes during the year then ended is presented below:

			Weighted-Average
			Remaining	Aggregate Intrinsic
	Number of	Weighted-Average	Contractual Term	Value
	Options	Exercise Price	(In Years)	(In Thousands)

Outstanding at December 31, 2006	710,324	$24.91
Granted	171,800	51.85
Exercised	(302,376)	22.13
Forfeited	(37,340)	37.19

Outstanding at December 31, 2007	542,408	$34.15	6.2	$11,076

Expected to Vest at December 31, 2007	307,053	$43.10	7.4	$3,595

Exercisable at December 31, 2007	221,070	$21.14	4.6	$7,313

The weighted average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $14.42, $17.85 and $8.53, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $9.3 million, $9.3 million and $2.6 million, respectively. The cash received from options exercised during the years ended December 31, 2007, 2006 and 2005 was $6.7 million, $7.9 million and $2.0 million, respectively.

As of December 31, 2007, there was $2.7 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over the remaining weighted-average life of 2.2 years.

Restricted Share Awards

Restricted shares granted under the 2007 Plan and the 2004 LTIP vest and are being expensed over three, four or five year periods which generally are the requisite service periods, as applicable. Restricted share awards have been granted in both the form of shares and units. During the year ended December 31, 2006, the

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company issued 33,323 restricted share awards to certain senior executives that only vest upon the Company’s average stock price trading above $62.50 for 20 consecutive trading days during a four year period. As of December 31, 2007, a total of 806,731 restricted shares have been granted under both plans. All shares were valued at their fair market value on the date of issuance. The compensation expense recognized for restricted share awards subsequent to adoption of SFAS 123R is net of estimated forfeitures. The effect of estimated forfeitures to unvested awards previously expensed prior to January 1, 2006 was immaterial. Unrecognized compensation cost as of December 31, 2007 is $3.7 million and will be recognized over the remaining weighted average life of 2.0 years.

A summary of the Company’s restricted shares as of December 31, 2007 and changes during the year then ended are presented below:

		Weighted-Average
		Grant-Date
Performance Share Awards	Number of Shares	Fair Value

Unvested at December 31, 2006	233,083	$32.00
Granted	40,141	55.42
Vested	(145,626)	24.33
Forfeited	(12,600)	28.55

Unvested at December 31, 2007	114,998	$50.27

The total fair value, on vesting date, of shares vested during the years ended December 31, 2007, 2006 and 2005, was $8.0 million, $8.6 million and $6.9 million, respectively.

Performance Share Awards

Performance shares granted under the 2007 Plan are being expensed over three years which generally is the requisite service period. Awards shall become vested if, and only if, (1) the Company achieves certain specified performance levels compared to a peer group of companies during the period beginning on January 1, 2007 and ending on December 31, 2009 (the “Performance Period”), and (2) the employee remains continuously employed by the Company or its subsidiaries from the date of grant until the determination date which can be no later than April 30, 2010. Partial vesting may occur for certain terminations not for cause and for retirements. During the year ended December 31, 2007, the Company issued 149,060 performance share awards to senior executives. Performance share awards have been granted in both the form of shares and units. All shares were valued at their fair market value on the date of issuance. The compensation expense recognized for performance share awards is net of estimated forfeitures. Expense is currently being recognized as if the midpoint of the performance levels are being achieved, to the extent a high or lower performance level is actually achieved, the Company will record an adjustment equal to the previously unrecognized compensation cost. The Company will assess the performance levels in the first quarter of 2008 for the prior year after each of certain peer companies have filed their financial statements and adjust the estimated performance level and record any additional or reduction of compensation cost, if necessary. Unrecognized compensation cost as of December 31, 2007 is $2.6 million and will be recognized over the remaining weighted average life of 2.3 years.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s performance shares as of December 31, 2007 and changes during the year then ended are presented below:

		Weighted-Average
		Grant-Date
Performance Share Awards	Number of Shares	Fair Value

Unvested at December 31, 2006	—	$—
Granted	149,060	53.11
Vested	—	—
Forfeited	(13,784)	52.73

Unvested at December 31, 2007	135,276	$53.15

No shares vested during 2007.

14.	Treasury Stock

The Company repurchased 38,832 and 54,833 shares of Common Stock from management at an average price of $53.44 and $41.35 per share during the years ended December 31, 2007 and 2006, respectively, and held the shares as treasury shares. The proceeds were used to pay the individual tax liabilities of employees related to restricted shares that had previously vested.

15.	Profit Sharing, Incentive and Retirement Plans

Profit Sharing and Incentive Plans

During 2005, the Company adopted a new incentive compensation program for management employees. The program provides for payments to eligible employees based upon Holdings’ financial performance and attainment of individual performance goals. In addition, the Company amended its profit sharing plan to allow employees who are members of a union, including both ALPA represented crewmembers and the crewmembers employed by the branch office in Stansted, England, to receive payments from the plan based upon Atlas’ financial performance. For both plans, the Company has accrued $22.1 million and $14.5 million at December 31, 2007 and 2006, respectively, in Accrued liabilities on the consolidated balance sheet.

401(k) and 401(m) Plans

Participants in the Atlas’ retirement plan (the “Atlas Plan”) may contribute up to 60% of their annual compensation to their 401(k) plan on a pre-tax basis, subject to aggregate limits under the Code. Additionally, participants may contribute up to 100% of their eligible compensation to the 401(m) plan on an after-tax basis. The Company provides on behalf of participants of the Atlas Plan, who make elective compensation deferrals, a matching contribution at the rate of 50% of employee contributions up to 10% of participant pretax compensation. Employee contributions in the Atlas Plan are vested at all times and the Company’s matching contributions are subject to a three-year cliff vesting provision. The Company recognized compensation expense associated with the Atlas Plan matching contributions totaling $5.1 million, $4.5 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Polar has two 401(k) plans, one for employees who are crewmembers and one for employees who are non-crewmembers (the “Polar Plans”). Participants in the Polar Plans may contribute up to 25% of their annual compensation for their 401(k) plan on a pre-tax basis, subject to aggregate limits under the Code. The Company provides on behalf of participants in the non-crewmember Polar Plan, who make elective compensation deferrals, a matching contribution at the rate of 50% of employee contributions up to 10% of participant pre-tax compensation, effective January 1, 2006. The Company provides on behalf of participants in the crewmember Polar Plan, who make elective compensation deferrals, a 100% matching contribution of up to 2% of participant pre-tax compensation. Employee contributions in the Polar Plans are vested at all times, and the Company’s matching

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions are subject to a five-year step vesting provision. The Company recognized compensation expense totaling $1.0 million, $2.0 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, in connection with its matching contribution to the Polar Plans. These amounts were included in Accrued liabilities on the consolidated balance sheet.

16.	Income Per Share and Number of Common Shares Outstanding

Basic income per share represents the income divided by the weighted average number of common shares outstanding during the measurement period. Diluted income per share represents the income divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options for the years ended December 31, 2007, 2006 and 2005 were de minimis.

The calculations of basic and diluted income per share for the periods described below are as follows:

	For the Years Ended December 31,
	2007	2006	2005

Numerator:
Net income	$132,415	$59,781	$73,861

Denominator for basic earnings per share	21,221	20,672	20,280
Effect of dilutive securities:
Stock options	172	285	247
Restricted stock	60	143	211

Denominator for diluted earnings per share	21,453	21,100	20,738

Basic income per share:
Net income	$6.24	$2.89	$3.64

Diluted income per share:
Net income	$6.17	$2.83	$3.56

The calculation of diluted shares is calculated per SFAS No. 128, Earnings per Share, and reflects the potential dilution that could occur from stock options and restricted shares using the treasury stock method and does not include 168,599 restricted shares and units in which performance or market conditions have not been satisfied.

17.	Accumulated Other Comprehensive Income

Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. The differences between net income and comprehensive income for the years ended December 31 are as follows:

	2007	2006	2005

Net income	$132,415	$59,781	$73,861
Unrealized gain (loss) on derivative instruments, net of taxes of $(19), $19 and zero	32	(32)	—
Other, net of taxes of $19, zero and zero	399	1,412	(906)

Total other comprehensive income	431	1,380	(906)

Comprehensive income	$132,846	$61,161	$72,955

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A roll-forward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below:

			Accumulated
			Other
	Fuel Hedge		Comprehensive
	Derivatives	Other	Income

Balance at December 31, 2005	$—	$(61)	$(61)
Change in value during period,	(32)	1,062	1,030
Cumulative change in accounting principle	—	350	350

Balance at December 31, 2006	$(32)	$1,351	$1,319
Change in value during period,	32	399	431

Balance at December 31, 2007	$—	$1,750	$1,750

Other is primarily composed of unrealized gains and losses on foreign currency translation.

18.	Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2007 and 2006 quarterly results:

	First	Second	Third	Fourth
2007*	Quarter	Quarter	Quarter	Quarter

Total Operating Revenues	$353,579	$370,414	$395,935	$442,778
Operating income	17,490	31,236	35,360	70,689
Net income	$6,197	$43,185	$32,352	$50,681
Income per share:
Basic	$0.29	$2.04	$1.52	$2.37

Diluted	$0.29	$2.01	$1.51	$2.35

	First	Second	Third	Fourth
2006**	Quarter	Quarter	Quarter	Quarter

Total Operating Revenues	$332,150	$366,420	$361,072	$416,688
Operating income	7,104	30,570	32,865	81,761
Net income (loss)	$(3,699)	$10,695	$7,082	$45,703
Income (loss) per share:
Basic	$(0.18)	$0.52	$0.34	$2.19

Diluted	$(0.18)	$0.51	$0.34	$2.16

*	Included in the second and fourth quarters of 2007 are gains of $1.0 million and $2.5 million, respectively, related to the sale of an engine and aircraft tail number N536MC (see Note 4).

**	Included in the second, third and fourth quarters of 2006 are gains of $2.8 million, $6.3 million and $0.9 million, respectively, related to the sale of aircraft tail numbers N921FT, N509MC, N534MC and N858FT (see Note 2). In the third quarter the Company incurred a $12.5 million loss on early extinguishment of debt (see Note 6) and a $2.0 million tax benefit from the settlement with the IRS (see Note 9).

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Subsequent Events

On January 11, 2008, AAWW entered into an aircraft purchase agreement under which AAWW or its designee has agreed to acquire two Boeing 747-400 aircraft. The acquisition of such aircraft is expected to close in the second quarter of 2008, subject to usual and customary closing conditions. The aircraft include one production 747-400 freighter that is expected to enter service in the second quarter of 2008 and one passenger configured 747-400 aircraft that will be converted to freighter configuration and is expected to enter service in the fourth quarter of 2008. The amounts paid for these aircraft would be incremental to our existing Boeing 747-8F aircraft order and other projected capital expenditures.

On January 30, 2008, Atlas entered into a $270.0 million pre-delivery deposit payment (“PDP”) financing facility with Norddeutsche Landesbank Girozentrale, which is intended to fund a portion of Atlas’ PDP obligations in respect of the first five aircraft to be delivered to Atlas under its B747-8F purchase agreement with Boeing (the “Purchase Agreement”). These aircraft are scheduled for delivery between February and July 2010.

The facility is comprised of five separate tranches and is secured by certain of Atlas’ rights in and to the Purchase Agreement, but only to the extent related to the first five aircraft scheduled to be delivered thereunder. In the event of default by Atlas, the lenders will have certain rights to assume Atlas’ position and accept delivery of the related aircraft. Each tranche relating to each aircraft will become due on the earlier of (a) the date the aircraft is delivered or (b) up to nine months following the last day of the scheduled delivery month, depending on the cause of the delivery delay.

Funds available under the facility are subject to certain up-front and commitment fees, and funds drawn under the facility will bear interest at Libor plus a margin. The facility is guaranteed by AAWW and is subject to typical and customary events of default. As of February 1, 2008, the Company had borrowed $62.6 million under the facility.

In February 2008, the Company formed a wholly owned subsidiary in Ireland to focus on the acquisition, sale, dry leasing, marketing and servicing of aircraft and related equipment. This subsidiary commenced operations in Ireland in early February and expects to dry lease one Boeing 747-200 freighter aircraft to a third party in the first quarter of 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“Principal Executive Officer”) and our Senior Vice President and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders scheduled to be held on May 21, 2008. Information concerning the executive officers is included in Part I, Item 4 of this Report. We have adopted a code of conduct that applies to all of our employees, along with a Code of Ethics applicable to our Chief Executive Officer, Senior Financial Officer and members of the Board (the “Code of Ethics”). The Code of Ethics is monitored by our Audit Committee, and includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties. A copy of the Code of Ethics is available on our website at www.atlasair.com.

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders scheduled to be held on May 21, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders scheduled to be held on May 21, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders scheduled to be held on May 21, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders scheduled to be held on May 21, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule II — Valuation of Qualifying Accounts

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere in the Financial Statements or Notes thereto

3.	Exhibits: (see accompanying Exhibit Index included after the signature page of this Report for a list of exhibits filed or furnished with or incorporated by reference in this Report)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2008.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)

By: /s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 27, 2008 on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

*Eugene I. Davis Eugene I. Davis	Chairman of the Board

/s/ William J. Flynn William J. Flynn	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jason Grant Jason Grant	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Gordon L. Hutchinson Gordon L. Hutchinson	Vice President and Controller (Principal Accounting Officer)

*Robert F. Agnew Robert F. Agnew	Director

*Timothy J. Bernlohr Timothy J. Bernlohr	Director

*Keith E. Butler Keith E. Butler	Director

*Jeffrey H. Erickson Jeffrey H. Erickson	Director

	Signature	Capacity

*James S. Gilmore, III James S. Gilmore, III		Director

*Carol B. Hallett Carol B. Hallett		Director

*Frederick McCorkle Frederick McCorkle		Director

* By:	/s/ William J. Flynn William J. Flynn, as Attorney-in-fact for each of the persons indicated

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
	(In thousands)

For the Year ended December 31, 2007
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$1,811	$1,115	$(218)	$773	(a)	$3,481

Total	$1,811	$1,115	$(218)	$773	(a)	$3,481

For the Year ended December 31, 2006
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$4,898	$(91)	$(329)	$(2,667	)(a)	$1,811

Total	$4,898	$(91)	$(329)	$(2,667	)(a)	$1,811

For the Year ended December 31, 2005
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$11,252	$(2,665)	$(165)	$(3,524	)(a)	$4,898

Total	$11,252	$(2,665)	$(165)	$(3,524	)(a)	$4,898

(a)	Uncollectible accounts net of recoveries

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(7)	Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. §§ 1129(a) and(b) and Fed. R.Bankr. P. 3020 Confirming the Final Modified Second Amended Joint Plan of Reorganization of Atlas Air Worldwide Holdings, Inc. and Its Affiliated Debtors and Debtors-in-Possession.
2	.2(7)	Second Amended Disclosure Statement Under 11 U.S.C. 1125 In Support of the Debtors’ Second Amended Joint Chapter 11 Plan.
3	.1(6)	Certificate of Incorporation of the Company.
3	.2(19)	Amended and Restated By-Laws of Atlas Air Worldwide Holdings, Inc. as of June 27, 2006.
4	.1.1(1)	Form of 8.707% Atlas Air Pass Through Certificates, Series 2000-1A (included in Exhibit 4.21).
4	.1.2(1)	Form of 9.057% Atlas Air Pass Through Certificates, Series 2000-1B (included in Exhibit 4.22).
4	.1.3(1)	Form of 9.702% Atlas Air Pass Through Certificates, Series 2000-1C (included in Exhibit 4.23).
4	.1.4(4)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-1.
4	.1.5(4)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-2.
4	.1.6(4)	6.88% Atlas Air Pass Through Certificate 1999-1A-2, Certificate No. A-2-1.
4	.1.7(4)	7.63% Atlas Air Pass Through Certificate 1999-1B-1, Certificate No. B-1.
4	.1.8(4)	8.77% Atlas Air Pass Through Certificate 1999-1C-1, Certificate No. C-1.
4	.1.9(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-0.
4	.1.10(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-S.
4	.1.11(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-0.
4	.1.12(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. Trust Company, as and Wilmington Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-S.
4	.1.13(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. Trust Company, as and Wilmington Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-0.
4	.1.14(3)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. Trust Company, as and Wilmington Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-S.
4	.1.15(4)	Pass Through Trust Agreement, dated as of April 13, 1999, between Wilmington Trust Trustee, and Atlas Company, as Air, Inc.
4	.1.16(4)	Trust Supplement No. 1999-1A-1, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.17(4)	Trust Supplement No. 1999-1A-2, dated April 13, 1999, between Wilmington Trust Trustee, and Atlas Company, as Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.18(4)	Trust Supplement No. 1999-1B, dated April 13, 1999, between Wilmington Trust Company, and Atlas Air, Inc. as Trustee, to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.19(4)	Trust Supplement No. 1999-1C, dated April 13, 1999, between Wilmington Trust Company, and Atlas Air, Inc. as Trustee, to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.20(1)	Pass Through Trust Agreement, dated as of January 28, 2000, between Wilmington Trust Trustee and Atlas Company, as Air, Inc.
4	.1.21(1)	Trust Supplement No. 2000-1A, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.
4	.1.22(1)	Trust Supplement No. 2000-1B, dated January 28, 2000, between Wilmington Trust Trustee, and Atlas Company, as Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.
4	.1.23(1)	Trust Supplement No. 2000-1C, dated January 28, 2000, between Wilmington Trust Trustee, and Atlas Company, as Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.
4	.1.24(3)	Note Purchase Agreement, dated as of February 9, 1998, among the Company, Wilmington Company and First Trust Security Bank, National Association (“Note Purchase Agreement 1998”).

Exhibit
Number		Description

4	.1.25(1)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1998).
4	.1.26(1)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1998).
4	.1.27(1)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Air, Inc., Lessee) Atlas (Exhibit A-2 to Note Purchase Agreement 1998).
4	.1.28(4)	Note Purchase Agreement, dated as of April 13, 1999, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 1999”).
4	.1.29(4)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1999).
4	.1.30(4)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1999).
4	.1.31(4)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1999).
4	.1.32(1)	Note Purchase Agreement, dated as of January 28, 2000, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 2000”).
4	.1.33(1)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).
4	.1.34(1)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).
4	.1.35(1)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).
4	.1.36(4)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).
4	.1.37(4)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).
4	.1.38(4)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, Wilmington Trust and Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).
4	.1.39(16)	Leased Aircraft Restructure Agreement with regard to Aircraft N491MC, dated July 27, 2004, by among Atlas Air, Inc., Wells Fargo Bank Northwest, National Association and as Owner Trustee, Wilmington Trust Company as Mortgagee, Class A Trustee and Subordination Agent, and DAF Investments, Ltd. as Owner Participant, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
4	.1.40(15)	1998 Class A Pass Through Trust Supplement, dated July 27, 2004, between the Company Wilmington Trust and Company as Class A Trustee.
4	.1.41(15)	Amendment to 1999 Class A-1 Pass Through Trust Supplement, dated July 27, 2004, between Company and the Wilmington Trust Company as Class A-1 Trustee.
4	.1.42(15)	Amendment to 2000 Class A Pass Through Trust Supplement between the Company and Wilmington Trust Company as Class A Trustee dated July 27, 2004.

Exhibit
Number		Description

4	.1.43(16)	Trust Indenture and Mortgage Supplement No. 3, dated July 27, 2004, by and between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), Owner Trustee, and Wilmington Trust Company, Mortgagee, pertaining to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.1(18)	Retirement and General Release Agreement, dated January 29, 2006, between the Company and Jeffrey H. Erickson.
10	.2(5)	Agreement of Lease, dated November 9, 1999, between Texaco, Inc., Landlord, and the Company, Tenant, 2000 Westchester Avenue, White Plains, New York 10650.
10	.3(16)	Lease Agreement, dated July 29, 1998, between First Security Bank, National Association and Atlas Air, Inc. with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.3.1(16)	Amendment No. 1 to Lease Agreement dated as of July 27, 2004 between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.4(16)	Fifth Amended and Restated Credit Agreement dated as of July 27, 2004 among Atlas Air, Inc. as Borrower, certain Lenders and Deutsche Bank Trust Company Americas as Administrative Agent (“Aircraft Credit Facility”).
10	.4.1(17)	Third Amendment to the Fifth Amended and Restated Credit Agreement dated as of November 17, 2005 relating to the Aircraft Credit Facility.
10	.5(19)	Employment Agreement, dated April 21, 2006, between Atlas Air, Inc. and William J. Flynn.
10	.6(16)	Lease, dated July 16, 2002, between Tuolomne River Aircraft Finance, Inc. as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.6.1(16)	Amendment Agreement, dated August 1, 2003, between Tuolumne River Aircraft Finance, Inc., as Lessor and Atlas Air, Inc. as Lessee in respect of Lease dated July 16, 2002 with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.7(16)	Amendment Agreement, dated August 1, 2003, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.7.1(15)	Second Amendment Agreement, dated January 31, 2005, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.7.2(16)	Sublease, dated October 24, 2001, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.8(16)	Lease Agreement, dated July 24, 2002, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee with respect to Aircraft N454PA.
10	.8.1(16)	Amendment Agreement, dated August 1, 2003, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement dated July 24, 2002 with respect to Aircraft N454PA.
10	.8.2(16)	Second Amendment Agreement, dated January 31, 2005, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement, dated July 24, 2002, with respect to Aircraft N454PA.
10	.9(21)	Purchase Agreement No. 3134, dated as of September 8, 2006, between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

Exhibit
Number		Description

10	.10(16)	Engine Maintenance Contract, dated April 30, 2004, between the Company and MTU Maintenance Hannover GmbH, with regard to CF6 80C2 Engines in the 1998 EETC Transaction together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.11(21)	Amended and Restated Employment Agreement, dated as September 19, 2006, between Atlas Air, Inc. and John W. Dietrich.
10.12		Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives, which is filed herewith as Exhibit 10.12.
10	.13(16)	Contract, dated October 1, 2004, between HQ AMC/A34TM and the Company.
10	.14(15)	Employment Agreement, dated as of May 1, 2003, between Atlas Air, Inc. and Ronald A. Lane, as amended January 24, 2004 and as further amended April 20, 2004.
10.15		Amended and Restated Employment Agreement, dated as of March 21, 2007, between Atlas Air, Inc. and Ronald A. Lane, which is filed herewith as Exhibit 10.15.
10	.16(10)	Atlas Air Worldwide Holdings, Inc. 2007 Incentive Plan.
10	.16.1	Form of Restricted Stock Unit Agreement, which is filed herewith as Exhibit 10.16.1
10	.16.2	Form of Performance Share Unit Agreement, which is filed herewith as Exhibit 10.16.2. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)
10	.17(15)	Employment Agreement, dated as of November 1, 2000, between the Company and James R. Cato, as amended February 1, 2004.
10	.18(15)	Benefits Program for Executive Vice Presidents and Senior Vice Presidents, dated March 1, 2005.
10	.19(15)	Benefits Program for Vice Presidents, dated March 1, 2005.
10	.20(11)	Term Sheet for Gordon L. Hutchinson, effective as of May 2, 2005.
10.21		Board of Directors Compensation, which is filed herewith as Exhibit 10.21.
10.22		Restated Atlas Air, Inc. Profit Sharing Plan, which is filed herewith as Exhibit 10.22.
10	.23(22)	Atlas Air Worldwide Holdings, Inc. Amended and Restated 2004 Long Term Incentive and Share Award Plan.
10	.23.1(8)	Form of Restricted Share Agreement — Directors Version — Amended and Restated 2004Long Term Incentive and Share Award Plan.
10	.23.2(8)	Form of Restricted Share Agreement — Management Version — Amended and Restated 2004 Long Term Incentive and Share Award Plan.
10	.23.3(9)	Form of Stock Option Agreement — Employee Version — Amended and Restated 2004 Long Term Incentive and Share Award Plan.
10	.23.4(13)	Form of Restricted Share Agreement (Performance Shares) — Amended and Restated 2004 Long Term Incentive and Share Award Plan. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)
10	.24(14)	Form of Directors and Officers Indemnification Agreement.
10	.25(13)	Registration Rights Agreement, dated as of February 13, 2007, by and among the Company, HMC Atlas Air, L.L.C. and Harbinger Capital Partners Special Situations Fund, L.P.
10	.26(13)	Amendment to Registration Rights Agreement, dated as of March 12, 2007, by and among the Company, HMC Atlas Air, L.L.C. and Harbinger Capital Partners Special Situation Fund, L.P.
10	.27(13)	Amendment No. 1 to Stock Purchase Agreement/Amendment No. 1 to Transaction Guarantee Agreement, dated as of April 13, 2007, among Polar Air Cargo Worldwide, Inc., DHL Network Operations (USA), Inc. and Deutsche Post AG.
10	.28(22)	Stock Purchase Agreement with DHL.
10	.29(23)	Blocked Space Agreement, dated June 28, 2007, between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

Exhibit
Number		Description

10	.30(23)	Amendment No. 1, dated as of July 30, 2007, to Blocked Space Agreement between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc.
10	.31(23)	Flight Services Agreement, dated as of June 28, 2007, between Atlas Air, Inc. and Polar Air Cargo Worldwide, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)
10	.32(23)	Indemnity Agreement, dated as of June 28, 2007, among Atlas Air Worldwide Holdings, Inc., Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc.
10	.33(23)	Contribution Agreement, dated as of June 28, 2007, between Atlas Air Worldwide Holdings, Inc. and Polar Air Cargo Worldwide, Inc. . (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)
14	.1(12)	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Financial Officers Senior and members of the Board of Directors.
21.1		Subsidiaries List, which is filed herewith as Exhibit 21.1.
23.1		Consent of PricewaterhouseCoopers LLP, which is filed herewith as Exhibit 23.1.
23.2		Consent of Ernst & Young LLP, which is filed herewith as Exhibit 23.2.
24.1		Power of Attorney, which is filed herewith as Exhibit 24.1.
31.1		Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer.
31.2		Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer.
32.1		Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2		Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-4 (No. 333-36268).

(2)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-1 (No. 333-90304).

(3)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-25732).

(4)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-3 (No. 333-71833).

(5)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-25732).

(6)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated February 16, 2001 (File No. 0-25732).

(7)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 26, 2004 (File No. 001-16545).

(8)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated December 28, 2004 (File No. 001-16545).

(9)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 28, 2005 (File No. 0-25732).

(10)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 16, 2007 (File No. 001-16545).

(11)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated April 22, 2005 (File No. 001-16545).

(12)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 23, 2005 (File No. 001-16545).

(13)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-16545).

(14)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 14, 2005 (File No. 001-16545).

(15)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-16545).

(16)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 (File No. 001-16545).

(17)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 17, 2005 (File No. 001-16545).

(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-16545).

(19)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-16545).

(20)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 3, 2006.

(21)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16545).

(22)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16545).

(23)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.