Form 10-Q
period 2008-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2008-05-08
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS: As of March 31, 2008, there were 21,678,491 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$537,673	$477,309
Accounts receivable, net of allowance of $4,465 and $3,481, respectively	136,558	134,014
Prepaid maintenance	64,240	72,250
Deferred taxes	36,459	35,053
Prepaid expenses and other current assets	31,249	24,693

Total current assets	806,179	743,319
Property and equipment
Property and equipment, net	633,090	594,872
Other Assets
Deposits and other assets	38,090	41,038
Lease contracts and intangible assets, net	37,501	37,961

Total Assets	$1,514,860	$1,417,190

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$25,568	$29,600
Accrued liabilities	174,104	163,831
Deferred gain	152,331	151,742
Current portion of long-term debt and capital leases	29,439	28,444

Total current liabilities	381,442	373,617
Other Liabilities
Long-term debt and capital leases	420,050	365,619
Deferred taxes	21,546	21,570
Other liabilities	96,546	93,682

Total other liabilities	538,142	480,871

Commitments and contingencies (Note 12)
Minority interest	10,041	13,477
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 21,840,916 and 21,796,484 shares issued, 21,678,491 and 21,636,250 shares outstanding (net of treasury stock), at March 31, 2008 and December 31, 2007, respectively	218	218
Additional paid-in-capital	344,809	341,537
Receivable from issuance of subsidiary stock	(39,038)	(77,065)
Treasury stock, at cost; 162,425 and 160,234 shares, respectively	(6,703)	(6,599)
Accumulated other comprehensive income	1,896	1,750
Retained earnings	284,053	289,384

Total stockholders’ equity	585,235	549,225

Total Liabilities and Stockholders’ Equity	$1,514,860	$1,417,190

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

Operating Revenues	$373,021	$355,335

Operating Expenses
Aircraft fuel	144,491	112,311
Salaries, wages and benefits	58,903	61,750
Maintenance, materials and repairs	53,572	45,282
Aircraft rent	39,458	38,421
Ground handling and airport fees	18,526	17,321
Landing fees and other rent	18,717	17,730
Depreciation and amortization	8,366	9,575
Gain on disposal of aircraft	—	(968)
Travel	13,727	11,994
Minority interest	(3,436)	—
Other	23,297	24,429

Total operating expenses	375,621	337,845

Operating income (loss)	(2,600)	17,490

Non-operating Expenses
Interest income	(5,358)	(3,421)
Interest expense	11,383	11,249
Capitalized interest	(1,775)	(842)
Other (income) expense, net	(468)	362

Total non-operating expenses	3,782	7,348

Income (loss) before income taxes	(6,382)	10,142
Income tax expense (benefit)	(1,051)	3,945

Net income (loss)	$(5,331)	$6,197

Income (loss) per share:

Basic	$(0.25)	$0.29

Diluted	$(0.25)	$0.29

Weighted average shares:

Basic	21,424	21,044

Diluted	21,424	21,340

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

Cash Flows from Operating Activities:
Net income (loss)	$(5,331)	$6,197
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,366	9,575
Accretion of debt discount	1,843	1,688
Amortization of operating lease discount	460	459
Provision for doubtful accounts	142	469
Gain on disposal of aircraft	—	(968)
Deferred taxes	(1,406)	(870)
Stock-based compensation expense	1,730	2,039
Minority interest	(3,436)	—
Other, net	—	(414)
Changes in operating assets and liabilities	12,830	25,020

Net cash provided by operating activities	15,198	43,195

Cash Flows from Investing Activities:
Capital expenditures	(48,471)	(15,962)
Proceeds from sale of aircraft	—	6,000

Net cash used by investing activities	(48,471)	(9,962)

Cash Flows from Financing Activities:
Proceeds from loan	62,588	—
Proceeds from stock option exercises	1,195	2,838
Purchase of treasury stock	(104)	(47)
Excess tax benefits from share-based compensation expense	347	870
Proceeds from issuance of subsidiary stock	38,616	—
Payments on debt	(9,005)	(6,938)

Net cash provided (used) by financing activities	93,637	(3,277)

Net increase in cash and cash equivalents	60,364	29,956

Cash and cash equivalents at the beginning of period	477,309	231,807

Cash and cash equivalents at the end of period	$537,673	$261,763

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2008
1. Basis of Presentation
     The accompanying interim Condensed Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) and its consolidated subsidiaries as of March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2007 included in the Annual Report on Form 10-K of Holdings that was filed with the SEC on February 28, 2008 (the “2007 10-K”).
     Holdings is the parent company of two principal operating subsidiaries, Atlas Air, Inc. (“Atlas”), which is wholly owned, and Polar Air Cargo Worldwide, Inc. (“Polar”), of which Holdings has a 51% economic interest and 75% voting interest. On June 28, 2007, Polar issued shares representing a 49% economic interest and a 25% voting interest to DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”). Prior to that date, Polar was wholly owned by Holdings and was the parent company of Polar Air Cargo, Inc. (“Polar LLC”). Holdings, Atlas, Polar and Polar LLC are referred to collectively as the “Company”. The Company provides air cargo and related services throughout the world, serving Asia, the Middle East, Australia, Europe, South America, Africa and North America through: (i) contractual lease arrangements including contracts through which the Company leases an aircraft to a customer and provides value-added services including, crew, maintenance and insurance (“ACMI”); (ii) airport-to-airport scheduled air cargo service (“Scheduled Service”); (iii) military charter (“AMC Charter”); (iv) seasonal, commercial and ad-hoc charter services (“Commercial Charter”); and (v) dry leasing or sub-leasing of aircraft and engines (“Dry Leasing”). The Company operates only Boeing 747 freighter aircraft.
     The Company’s quarterly results have in the past been subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.
     Except for per share data, all dollar amounts are in thousands unless otherwise noted.
2. General
DHL
     In March 2008, Atlas entered into an ACMI and related agreements with Polar for two Boeing 747-400 aircraft beginning on March 21, 2008 for a period of three years. Polar entered into an interim blocked space agreement (the “Interim BSA”) with DHL covering these two aircraft commencing on March 30, 2008 and expiring on October 27, 2008. In addition on March 21, 2008, Polar and DHL amended and restated the original blocked space agreement entered into in June 2007 (the “Amended BSA”), to include these two additional aircraft as part of that agreement beginning on the expiration of the Interim BSA. See Note 3 of the 2007 10-K for discussion of the blocked space agreement. Under the Interim BSA, Polar began express network flying (“Express Network ACMI”) on March 30, 2008, which results will be included as part of the ACMI reporting segment.
Investments
     The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method. The March 31, 2008 and December 31, 2007 aggregate carrying value of the investment is $5.6 million and was included within Deposits and other assets on the Condensed Consolidated Balance Sheets.
     Atlas has dry leased three owned aircraft to this company. The leases have terms that mature in the third quarter of 2008. The carrying value of these leased aircraft as of March 31, 2008 and December 31, 2007 was $166.9 million and $168.1 million, respectively. The related accumulated depreciation as of March 31, 2008 and December 31, 2007 was $17.7 million and $16.5 million, respectively. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for the three aircraft was $10.8 million and $11.4 million for the three months ended March 31, 2008 and 2007, respectively.
Property and equipment, net
     Property and equipment, net consisted of the following at:

	March 31,	December 31,
	2008	2007
Flight equipment	$588,485	$583,468
Ground equipment	25,743	23,040
Purchase deposits for flight equipment	110,696	75,026
Less: accumulated depreciation	(91,834)	(86,662)

Property and equipment, net	$633,090	$594,872

     At March 31, 2008 and December 31, 2007, included in purchase deposits for flight equipment is capitalized interest of $6.9 million and $5.2 million, respectively.
     In March 2007, the Company sold aircraft tail number N536MC for $6.0 million and recorded a gain of approximately $1.0 million.
Concentration of Credit Risk and Significant Customers
     United States Military Airlift Mobility Command (“AMC”) charters accounted for 25.2% and 32.8% of the Company’s total revenues for the three months ended March 31, 2008 and 2007, respectively. Accounts receivable from AMC were $17.1 million and $16.3 million at March 31, 2008 and December 31, 2007, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 8.6% and 11.3% of the Company’s total revenues for the three months ended March 31, 2008 and 2007, respectively, and 41.3% and 47.8% of the Company’s ACMI revenues for the three months ended March 31, 2008 and 2007, respectively. Accounts receivable from Emirates were $14.0 million and $13.4 million at March 31, 2008 and December 31, 2007, respectively. No other customer accounted for 10% or more of the Company’s total operating revenues during these periods.
Debt Discount
     At March 31, 2008 and December 31, 2007, the Company had $73.6 million and $75.4 million, respectively, of unamortized discount related to fair market value adjustments recorded against debt upon application of fresh-start accounting.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FASB Staff Position (“FSP”) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.
     The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its consolidated financial position and results of operations.
     As of March 31, 2008, the Company did not have any financial assets or liabilities that were impacted by SFAS No. 157.

     SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability
     The Company endeavors to utilize the best available information in measuring fair value.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.
Reclassifications
     Certain reclassifications have been made in the prior period’s Condensed Consolidated Financial Statement amounts and related note disclosures to conform to the current period’s presentation, primarily related to the classification of segments and commission income.
3. Notes Payable
     On January 30, 2008, Atlas entered into a $270.3 million pre-delivery deposit payment (“PDP”) financing facility with Norddeutsche Landesbank Girozentrale (the “PDP Financing Facility”), which is intended to fund a portion of Atlas’ PDP obligations in respect of the first five aircraft to be delivered to Atlas under its Boeing 747-8F purchase agreement with The Boeing Company (“Boeing”) (the “Purchase Agreement”). These aircraft are scheduled for delivery between February and July 2010.
     The facility is comprised of five separate tranches and is secured by certain of Atlas’ rights in and to the Purchase Agreement, but only to the extent related to the first five aircraft scheduled to be delivered thereunder. In the case of a continuing event of default by Atlas, the lenders will have certain rights to assume Atlas’ position and accept delivery of the related aircraft. Each tranche relating to each aircraft will become due on the earlier of (a) the date the aircraft is delivered or (b) up to nine months following the last day of the scheduled delivery month, depending on the cause of the delivery delay.
     Funds available under the facility are subject to certain up-front and commitment fees, and funds drawn under the facility bears interest at Libor plus a margin. The facility is guaranteed by AAWW and is subject to typical and customary events of default. As of March 31, 2008, the Company had borrowed $62.6 million under the facility and has unused availability of $207.7 million.
4. Segment Reporting
     The Company has five reportable segments: ACMI, Scheduled Service, AMC Charter, Commercial Charter and Dry Leasing. Each segment has different operating and economic characteristics which are separately reviewed by the Company’s senior management.
     The Company is growing its Dry Leasing business and the increasing importance of the Dry Leasing business led senior management to classify Dry Leasing as a separate reportable segment. The Company currently dry leases three Boeing 747-400s to an affiliate in which the Company owns a minority (49%) interest. These aircraft are currently in the service of British Airways. In the first quarter of 2008, the Company formed a wholly owned subsidiary based in Ireland, for the purpose of Dry Leasing aircraft and engines. In addition, the Company has three Boeing 747-200 aircraft dry leased to various cargo operators. Previously, the Company included Dry Lease revenue with other revenue and did not report the segment results separately.
     In addition to reporting the Dry Lease segment separately, the Company is changing the principal economic performance metric it reports for each segment. Previously, the Company used Fully Allocated Contribution or (“FAC”) as its economic performance metric. FAC was computed by allocating all operating and non-operating costs to segments, and only taxes, post-emergence costs and related professional fees, gains on the sale of aircraft, and other unusual items were not allocated to segments. As part of the change, Management has adopted an economic performance metric that shows profitability of each segment after allocation of direct costs and ownership (“Direct Contribution”). Direct costs and ownership include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt and aircraft depreciation. Direct Contribution shows each segment’s contribution to corporate fixed costs. Although corporate fixed costs are not allocated to each segment, the total corporate fixed costs are disclosed. Direct Contribution consists of income (loss) before taxes, excluding post-emergence costs and related professional fees, gains on the sale of aircraft, and unallocated fixed costs. Unallocated fixed costs include corporate overhead, non-aircraft depreciation, interest income, foreign exchange gains and losses and other non-operating costs.
     Management allocates the direct costs of aircraft operation and ownership among the various segments based on the aircraft type and activity levels in each segment. Allocation methods are standard activity-based methods commonly used in the industry.
     The ACMI segment provides aircraft, crew, maintenance and insurance services, whereby customers receive the use of an insured and maintained aircraft and crew in exchange for, in most cases, a guaranteed monthly level of operation at a predetermined rate for defined periods of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel. Beginning on March 30, 2008, Polar began Express Network ACMI flying with two aircraft for DHL. Under the terms of the Interim BSA, DHL is responsible for the commercial revenue risk (yields and cargo loads) and bears all of the direct costs of operation, including fuel for these two aircraft.
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
     The AMC Charter segment provides full-planeload charter flights to the U.S. Military through the AMC. The AMC Charter business is similar to the Commercial Charter business in that the Company is responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel consumed during AMC flights is fixed by the military. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. The Company receives reimbursement from the

AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed price; if the price of fuel paid by the Company is less than the fixed price, then the Company pays the difference to the AMC.
     The Commercial Charter segment provides full-planeload airfreight capacity on one or multiple flights to freight forwarders, airlines and other air cargo customers. Charters are typically paid in advance and as with Scheduled Service, the Company bears the direct operating costs (except as otherwise defined in the charter contracts).
     The Dry Leasing segment provides for the leasing of aircraft and engines to customers.
     The following table sets forth revenues and Direct Contribution for the Company’s five reportable business segments reconciled to operating income (loss) and income (loss) before income taxes as required by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, for the three months ended March 31:

	2008	2007
Revenues:
ACMI	$77,975	$84,287
Scheduled Service	159,474	125,873
AMC Charter	93,984	116,492
Commercial Charter	28,494	15,695
Dry Leasing	13,094	12,988

Total operating revenues	$373,021	$355,335

Direct Contribution:
ACMI	$4,846	$12,411
Scheduled Service	(9,622)	50
AMC Charter	23,398	21,961
Commercial Charter	(1,799)	(497)
Dry Leasing	4,392	4,520

Total Direct Contribution for reportable segments	21,215	38,445
Add back (subtract):
Unallocated fixed costs	(27,597)	(29,271)
Gain on sale of aircraft	—	968

Income (loss) before income taxes	(6,382)	10,142

Add back (subtract):
Interest income	(5,358)	(3,421)
Interest expense	11,383	11,249
Capitalized interest	(1,775)	(842)
Other, net	(468)	362

Operating income	$(2,600)	$17,490

5. Commitments and Contingencies
     On September 8, 2006, Atlas and Boeing entered into a purchase agreement (the “Boeing Agreement”) providing for the purchase by Atlas of 12 Boeing 747-8F freighter aircraft. The Boeing Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 aircraft expected to be in service by the end of 2011. In addition, the Boeing Agreement provides Atlas with rights to purchase up to an additional 14 Boeing aircraft, of which one is being held under option. Committed expenditures under the Boeing Agreement, including agreements for spare engines and related flight equipment, including estimated amounts for contractual price escalations, pre-delivery deposits and required option payments, will be $215.7 million for the remainder of 2008, $185.3 million in 2009, $983.4 million in 2010 and $686.6 million in 2011.
     On January 11, 2008, AAWW entered into an aircraft purchase agreement under which AAWW or its designee has agreed to acquire two Boeing 747-400 aircraft. The acquisition of such aircraft was completed on May  6, 2008. The aircraft include one production Boeing 747-400 freighter that is expected to enter service in the second quarter of 2008 and one passenger configured Boeing 747-400 aircraft that will be converted to freighter configuration and is expected to enter service in the third quarter of 2008. The purchase price for these aircraft was approximately $166.0 million, which includes the cost of conversion of one of the freighters.

Guarantees and Indemnifications
Restricted Deposits and Letters of Credit
     At March 31, 2008 and December 31, 2007, the Company had $6.3 million and $8.5 million, respectively, of restricted deposits either pledged under standby letters of credit related to collateral or for certain deposits required in the normal course of business for items, including, but not limited to, foreign exchange trades, airfield privileges, judicial and credit card deposits and insurance. These amounts are included in Deposits and other assets in the Condensed Consolidated Balance Sheets.
Labor
     The Air Line Pilots Association (“ALPA”) represents all of the Company’s U.S. crewmembers employed at both Atlas and Polar. Additionally, the Company employs 64 Crewmembers through its branch office in Stansted, England who are not represented by any union. Collectively, these employees represent approximately 49.9% of the Company’s workforce as of December 31, 2007. The Company is subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of its employees.
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
     In November 2004, in order to increase efficiency and assist in controlling costs, the Company initiated steps to merge the ALPA represented crewmember bargaining units of Atlas and Polar. The processes for completing this merger are set forth in both the Atlas and Polar collective bargaining agreements. The agreements both provide for a seniority integration process and the negotiation of a single collective bargaining agreement (“SCBA”). On October 26, 2006, ALPA set a policy initiation date triggering the provisions of its merger policy and thus initiated the crewmember seniority list integration process. This seniority list integration process was completed on November 21, 2006. However, the integrated lists cannot be implemented until a SCBA covering the merged crew force has been reached.
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
     On July 11, 2007, the Company filed grievances under both the Atlas and Polar collective bargaining agreements to compel the commencement of SCBA negotiations. In response, ALPA, on behalf of the Atlas crew force, conceded the Company’s grievance. They also executed a Merger Protocol Letter of Agreement. However, ALPA, on behalf of the Polar crew force, rejected the Company’s grievance and disputed whether it could be required to commence SCBA negotiations and whether the dispute could be scheduled for immediate arbitration. This preliminary scheduling issue was submitted to the selected arbitrator who ruled in favor of the Company. Initial hearings regarding the merits of the Company’s grievance were conducted on March 25 through March 27, 2008. Additional hearing dates have been scheduled for July 15 through July 19, 2008. The Company expects a final decision from the arbitrator by October 2008. While the Company believes its grievance should be upheld, the Company cannot guarantee how the arbitrator will ultimately rule.
Legal Proceedings
     Except for the updated items below, information with respect to legal proceedings appears in Note 12 of the 2007 10-K.
Department of Justice Investigation and Related Litigation
     In February 2006, the United States Department of Justice (the “DOJ”) initiated an investigation into the pricing practices of a number of cargo carriers, including Polar LLC (the “DOJ Investigation”). In connection with this investigation, Polar LLC received a subpoena dated February 14, 2006 requesting discovery of additional relevant documents. The Company is fully cooperating with the DOJ in its investigation. Although the Company has engaged in discussions with the DOJ from time to time, there has been no formal complaint or demand of the Company by the DOJ concerning the matters that are the subject of the DOJ Investigation.

Australian Competition and Consumer Commission Inquiry
     The Australian Competition and Consumer Commission (the “ACCC”) notified Polar LLC by letter dated June 28, 2007 that it would be required to furnish information and to produce documents to the ACCC in connection with matters that may constitute violations of certain provisions of the Australian Trade Practices Act. Polar LLC has submitted information and documentation to the ACCC as required by this initial request. Polar LLC has submitted additional documentation to the ACCC in response to additional requests for information received from the ACCC.
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
Swiss Competition Commission Inquiry
     By letter dated March 11, 2008, the Swiss Competition Commission (the “Swiss Commission”) notified Polar LLC that it would be required to provide information and to produce documents in connection with the Commission’s investigation into the levy of fuel and other surcharges by certain cargo carriers on flights into and out of Switzerland. The Swiss Commission is assessing the impact of these surcharges on pricing and competition within the air freight market in Switzerland. Polar LLC is in the process of completing the submission of information to the Swiss Commission as required by this request.
6. Income (Loss) Per Share and Number of Common Shares Outstanding
     Basic income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period. Diluted income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common securities that would be added to basic shares to arrive at weighted-average diluted shares consist of 0.1 million stock options and shares of restricted stock for the quarter ended March 31, 2008. The impact of these options and restricted shares would be anti-dilutive in 2008 due to losses incurred and are not included in the diluted loss per share calculation. Anti-dilutive options that are out of the money for the quarter ended March 31, 2008 and 2007 were de minimis.
     The calculation of basic and diluted income per share for the three months ended March 31 is as follows:

	2008	2007
Numerator:
Net income (loss)	$(5,331)	$6,197

Denominator for basic earnings per share	21,424	21,044
Effect of dilutive securities:
Stock options	— (a)	192
Restricted stock	— (a)	104

Denominator for diluted earnings per share	21,424	21,340

Basic income (loss) per share	$(0.25)	$0.29

Diluted income (loss) per share	$(0.25)	$0.29

(a)	Anti-dilutive.
     The calculation of diluted shares is calculated per SFAS No. 128, Earnings per Share, and reflects the potential dilution that could occur from stock options and restricted shares using the treasury stock method and does not include 265,724 and 168,599 restricted shares and units in which performance or market conditions have not been satisfied for the period ended March 31, 2008 and 2007, respectively.
7. Taxes
     The Company’s effective tax rate consists of a benefit of 16.5% and an expense of 38.9% for the first quarter of 2008 and 2007, respectively, and differs from the statutory rate primarily due to losses incurred by PACW during the first quarter of 2008 for which no tax benefit was recorded, the non-deductibility of certain items for tax purposes and the relationship of these items to the Company’s projected operating results for the year. PACW did not record income tax benefits related to its losses in the first quarter of 2008 because PACW has no prior period income to apply against these losses, and, therefore, the losses may only offset future income. Until PACW generates future income no tax benefit will be recorded.
     The Company maintains a reserve for unrecognized income tax benefits consistent with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). The Company’s FIN 48 reserve balance did not change from December 31, 2007 except for a de minimis amount of interest expense related to this reserve during the first quarter of 2008. The Company will maintain this reserve until its uncertain positions are reviewed and resolved or until the expiration of the applicable statute of limitations, if earlier.
     The Company did not resolve any income tax examinations during the first quarter of 2008, and the tax authorities did not commence new income tax examinations in any jurisdictions. In Hong Kong, the years 2001 through 2005 are subject to and under examination for Atlas, and the years 2003 through 2005 are subject to and under examination for Polar LLC. No assessment of additional taxes has been proposed or discussed with respect to the on-going examinations in Hong Kong.
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
8. Comprehensive Income (Loss)
     Comprehensive income (loss) included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. For the three months ended March 31, 2008, the Company did not have any derivative instruments. The differences between net income and comprehensive income for the three months ended March 31 are as follows:

	2008	2007

Net income (loss)	$(5,331)	$6,197
Unrealized gain (loss) on derivative instruments, net of taxes of $1,348	—	2,295
Other, net	146	256

Total other comprehensive income	146	2,551

Comprehensive income (loss)	$(5,185)	$8,748

     A roll-forward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below:

Accumulated Other
Comprehensive
Income
Balance at December 31, 2007	$1,750
Change in value during period,	146

Balance at March 31, 2008	$1,896

     Other is primarily composed of unrealized gains and losses on foreign currency translation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our unaudited Financial Statements and notes thereto appearing in this report and our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in our 2007 10-K.
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

ATM	Available Ton Miles, which represent the maximum available tons (capacity) per actual miles flown. It is calculated by multiplying the available capacity (tonnage) of the aircraft by the miles flown by the aircraft.

Block Hours	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

RATM	Revenue per ATM, which represents the average revenue received per available ton mile flown. It is calculated by dividing operating revenues by ATMs.

Revenue Per Block Hour	Calculated by dividing operating revenues by Block Hours.

RTM	Revenue Ton Mile, which is calculated by multiplying actual revenue tons carried by miles flown.

Load Factor	The average amount of weight flown divided by the maximum available capacity. It is calculated by dividing RTMs by ATMs.

Yield	The average amount a customer pays to fly one ton of cargo one mile. It is calculated by dividing operating revenues by RTMs.

A Checks	Low level maintenance checks performed on aircraft at an interval of approximately 400 to 1,100 flight hours.

C Checks	High level or “heavy” airframe maintenance checks, which are more intensive in scope than an A Checks and are generally performed on 18 to 24 month intervals.

D Checks	High level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed on an interval of six to ten years or 25,000 to 28,000 flight hours, whichever comes first for Boeing 747-200s and six years for Boeing 747-400s.

Direct Contribution	Direct Contribution consists of income (loss) before taxes, excluding post-emergence costs and related professional fees, gains on the sale of aircraft, and unallocated fixed costs. We evaluate performance and allocate resources to our segments based upon this measure.
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

     We believe that demand for high-efficiency, wide-body freighter aircraft and related outsourced aircraft operating solutions will increase due to growing international trade, in particular growth in developing markets in Asia and South America. According to industry studies, global cargo traffic, measured in revenue tonne-kilometers, is expected to triple over the next two decades. As demand continues to increase, we believe that the supply of suitable freighter aircraft will not keep pace with this increase in demand as a result of limited production capacity, limited passenger-to-freight conversion capacity and the anticipated retirement of aging aircraft currently operating in the world fleet.
     As of March 31, 2008, our existing fleet of 37 wide-body, freighter aircraft, including 20 modern, high-efficiency, Boeing 747-400 aircraft, and our complementary operating solutions, uniquely position us to benefit from the forecasted growth and increasing demand for wide-body freighter airplanes in the global air freight market. Our market position is further enhanced by our order of 12 new state-of-the-art Boeing 747-8F aircraft, scheduled to be delivered in 2010 and 2011. We are the only current provider of these aircraft to the outsourced freighter market. In addition to these 12 aircraft, we also hold rights to purchase up to an additional 14 Boeing 747-8F aircraft, providing us with flexibility to expand our fleet in response to market conditions.
     We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry. The relative operating cost efficiency of our current 747-400F aircraft and future 747-8F aircraft compared with other wide body freighter aircraft, including their superior fuel efficiency, create a compelling value proposition for our customers and position us well for growth in both the wet and dry lease areas of our business.
     Our primary services are:
•	Freighter aircraft leasing services which encompasses the following:
•	Fully outsourced aircraft operating solutions of aircraft, crew, maintenance and insurance known as wet leasing or ACMI. An ACMI lease is a contract for the use of one or more dedicated aircraft together with complementary operating services. We typically contract these services for three to six year periods on Boeing 747-400s and for shorter periods on Boeing 747-200s. Our outsourced operating solutions include crew, maintenance and insurance for the aircraft, while customers assume fuel, yield and demand risk;

•	Express Network ACMI, where Polar provides outsourced airport-to-airport wide-body cargo aircraft solutions to DHL. AAWW currently operates two aircraft, and will operate a minimum of six additional dedicated Boeing 747-400 aircraft servicing the requirements of DHL’s trans-Pacific express operations. Polar will also continue to provide scheduled air-cargo service on these aircraft to our Scheduled Service air-cargo freight forwarders and other shipping customers;

•	Aircraft and engine leasing solutions known as Dry Leasing. We typically Dry Lease to third parties for one or more dedicated aircraft for three-to-five year periods. Dry Leasing usually involves the leasing of aircraft to customers who are responsible for crew, maintenance and insurance and who assume fuel, yield and demand risk. In February 2008, Holdings formed a wholly owned subsidiary based in Ireland, to further its dry leasing efforts.
•	Charter services, which encompasses the following:
•	AMC Charter services, where we provide air cargo services for the Air Mobility Command, or the AMC;

•	Commercial Charters, where we provide all-inclusive cargo aircraft charters to brokers, freight forwarders, direct shippers and airlines.
     We look to achieve our strategy through:
•	Actively managing our fleet with a focus on leading-edge aircraft;

•	Accelerating fleet growth and expanding our leasing business;

•	Focusing on securing long-term contracts;

•	Driving significant and ongoing efficiencies and productivity improvements;

•	Selectively pursuing and evaluating future acquisitions and alliances.
     See “Business Overview” and “Business Strategy and Outlook” in the 2007 10-K for additional information.
Results of Operations
Three Months Ended March 31, 2008 and 2007
     The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.
Operating Statistics
     The table below sets forth selected operating data for the three months ended March 31:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Block Hours
ACMI	13,061	14,157	(1,096)	(7.7%)
Scheduled Service	9,757	9,002	755	8.4%
AMC Charter	4,573	6,850	(2,277)	(33.2%)
Commercial Charter	1,742	1,201	541	45.0%
All Other	211	203	8	3.9%

Total Block Hours	29,344	31,413	(2,069)	(6.6%)

Revenue Per Block Hour
ACMI	$5,970	$5,954	$16	0.3%
AMC Charter	20,552	17,006	3,546	20.9%
Commercial Charter	16,357	13,068	3,289	25.2%

Scheduled Service Traffic
RTM’s (000’s)	360,405	335,084	25,321	7.6%
ATM’s (000’s)	562,867	523,118	39,749	7.6%
Load Factor	64.0%	64.1%	(1 bp)	—
RATM	$0.283	$0.241	$0.042	17.4%
Yield	$0.442	$0.376	$0.066	17.6%

Fuel
Scheduled Service and Commercial Charter
Average fuel cost per gallon **	$2.87	$1.92	$0.95	49.5%
Fuel gallons consumed (000’s)	37,666	32,815	4,851	14.8%
AMC
Average fuel cost per gallon	$2.53	$2.25	$0.28	12.4%
Fuel gallons consumed (000’s)	14,617	21,878	7,261	33.2%

Fleet (average during the period)
Operating Aircraft count	30.7	32.0	(1.3)	(4.1%)
Dry Leased *	5.5	5.0	0.5	10.0%
Out-of-service *	0.8	0.7	0.1	14.3%

*	Dry leased and out-of-service aircraft are not included in the operating fleet average aircraft count.

**	Includes all into plane costs.
Operating Revenues
     The following table compares our operating revenues for the three months ended March 31:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Operating Revenues
ACMI	$77,975	$84,287	$(6,312)	(7.5%)
Scheduled Service	159,474	125,873	33,601	26.7%
AMC Charter	93,984	116,492	(22,508)	(19.3%)
Commercial Charter	28,494	15,695	12,799	81.5%
Dry Leasing revenue	13,094	12,988	106	0.8%

Total operating revenues	$373,021	$355,335	$17,686	5.0%

     ACMI revenue decreased due to lower Block Hours, while revenue per block hour increased slightly compared with the same quarter in the prior year. ACMI Block Hours were 13,061 for the first quarter of 2008, compared with 14,157 for the first quarter of 2007, a decrease of 1,096 Block Hours, or 7.7%. Revenue per Block Hour was $5,970 for the first quarter of 2008, compared with $5,954 for the first quarter of 2007, an increase of $16 per Block Hour, or 0.3%. The reduction in Block Hours was due to one fewer Boeing 747-200 in ACMI service and a temporary reduction in certain Boeing 747-400 ACMI flying because of political conditions in specific markets in Africa and the Middle East. During the three months ended March 31, 2008 there were an average of ten Boeing 747-400 aircraft and an average of two Boeing 747-200 aircraft supporting ACMI compared with an average of ten Boeing 747-400 aircraft and an average of three Boeing 747-200 aircraft supporting ACMI for the comparable period in 2007.
     Scheduled Service revenue increased significantly due to higher revenue ton miles as well as higher yields per revenue ton mile. RTMs in the Scheduled Service segment were 360.4 million on a total capacity of 562.9 million ATMs in the first quarter of 2008, compared with RTMs of 335.1 million on a total capacity of 523.1 million ATMs in the first quarter of 2007. Block Hours were 9,757 in the first quarter of 2008, compared with 9,002 for the first quarter of 2007, an increase of 755, or 8.4%. Load Factor was 64.0% with a Yield of $0.442 in the first quarter of 2008, compared with a Load Factor of 64.1% with a Yield of $0.376 in the first quarter of 2007, representing a decrease of 0.1 percentage point in load factor and an increase in yield of 17.6%. Scheduled Service Block Hours in the first quarter of 2008 increased over the first quarter of 2007 due to the relatively soft demand in Trans-pacific markets during the prior period. In the first quarter of 2007, approximately one Boeing 747-400 was shifted from Scheduled Service to AMC to take advantage of the strong AMC demand, compared to the first quarter of 2008. The substantial increase in yield is primarily the result of fuel surcharge increases that were implemented consistent with the increasing price of fuel in the first quarter of 2008 versus the same quarter of 2007. RATM in our Scheduled Service segment was $0.283 in the first quarter of 2008, compared with $0.241 in the first quarter of 2007, representing an increase of 17.4%.
     AMC Charter revenue decreased primarily due to lower volume of AMC Charter flights partially offset by an increase in AMC Charter rates. AMC Charter Block Hours were 4,573 for the first quarter of 2008, compared with 6,850 for the first quarter of 2007, a decrease of 2,277 Block Hours, or 33.2%. Revenue per Block Hour was $20,552 for the first quarter of 2008, compared with $17,006 for the first quarter of 2007, an increase of $3,546 per Block Hour, or 20.9%. The decrease in AMC Charter activity was the result of a decrease in the amount of expansion business received during the first quarter of 2008 compared with the first quarter of 2007 . The AMC raised its rate per mile in October 2007 by 2.3% in the normal course of its annual rate making process. In February 2008, the AMC raised the rate per mile by approximately 12.7% or $2,200 per Block Hour, to reflect increases in fuel prices over those used during the rate-making process. The February 2008 revenue increase for fuel corresponds to an increase in the fuel “peg price” for AMC service (see Aircraft fuel expense below).
     Commercial Charter revenue increased as a result of an increase in Revenue per Block Hour and an increase in Block Hours. Commercial Charter Block Hours were 1,742 for the first quarter of 2008, compared with 1,201 for the first quarter of 2007, an increase of 541, or 45%. Revenue per Block Hour was $16,357 for the first quarter of 2008, compared with $13,068 for the first quarter of 2007, an increase of $3,289 per Block Hour, or 25.2%. The increase in Block Hours is the result of the transfer of capacity from AMC to Commercial Charter. We were able to redeploy our capacity to Commercial Charter flying as our AMC demand moderated during the quarter. The increase in yield was the result of price increases we implemented to cover the significant fuel price increases in the first quarter of 2008 compared to the same quarter in the prior year.
     Dry Leasing revenue increased slightly on a year over year basis. One additional Boeing 747-200 dry lease commenced in the first quarter of 2008, which offset a slight reduction in revenues on other dry lease portfolio aircraft.
     Total Operating revenue increased in the first quarter of 2008 compared with the first quarter of 2007, primarily as a result of fuel-driven price increases in Scheduled Service and Commercial charter, offset by a decrease in AMC Charter activity driven mainly by lower Block Hour volumes.

Operating Expenses
     The following table compares our operating expenses for the three months ended March 31:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Operating Expenses
Aircraft fuel	$144,491	$112,311	$32,180	28.7%
Salaries, wages and benefits	58,903	61,750	(2,847)	(4.6%)
Maintenance, materials and repairs	53,572	45,282	8,290	18.3%
Aircraft rent	39,458	38,421	1,037	2.7%
Ground handling and airport fees	18,526	17,321	1,205	7.0%
Landing fees and other rent	18,717	17,730	987	5.6%
Depreciation and amortization	8,366	9,575	(1,209)	(12.6%)
Gain on disposal of aircraft	—	(968)	(968)	(100.0%)
Travel	13,727	11,994	1,733	14.4%
Minority interest	(3,436)	—	3,436	100.0%
Other	23,297	24,429	(1,132)	(4.6%)

Total operating expense	$375,621	$337,845	$37,776	11.2%

     Aircraft fuel expense increased as a result of increased market prices for fuel. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately 287 cents for the first quarter of 2008, compared with approximately 192 cents for the first quarter of 2007, an increase of 95 cents, or 49.5%. Fuel consumption for the Scheduled Service and Commercial Charter businesses increased 4.9 million gallons or 14.8% to 37.7 million gallons for the first quarter of 2008 from 32.8 million gallons during the first quarter of 2007. The average pegged fuel price per gallon for the AMC business was approximately 253 cents for the first quarter of 2008, compared with approximately 225 cents for the first quarter of 2007, an increase of 28 cents, or 12.4%. AMC Fuel consumption decreased by 7.3 million gallons, or 33.2%, to 14.6 million gallons for the first quarter of 2008 from 21.9 million gallons during the first quarter of 2007. The decrease in our AMC fuel consumption corresponds to the decrease of 2,277 block hours in that segment. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.
     Salaries, wages and benefits decreased due to the reduction in block hours as well as lower profit sharing and incentive compensation accruals related to decreased profitability compared to the first quarter of 2007.
     Maintenance materials and repair increased as a result of one additional engine overhaul, one additional D Check and an increase in costs for line maintenance checks and rotable part repairs offset by two fewer C Checks. There were three C Checks on Boeing 747-200 aircraft in the first quarter of 2008, as compared with five C Checks during the first quarter of 2007. For the Boeing 747-400, there was one D Check in the first quarter of 2008 versus none in the prior period. There were 16 engine overhauls in the first quarter of 2008 compared with 15 during the first quarter of 2007.
     Aircraft rent increased due to an increase in re-accommodated air transportation and interline on other freight carriers.
     Ground handling and airport fees increased mainly as a result of an increase in Scheduled Service and Commercial Charter flying. On a per-block-hour basis, these segments have more associated ground handling expenses than other types of flying. Ground handling costs for foreign currency denominated services also increased due to the weakness of the U.S. dollar compared to the prior period.
     Landing fees and other rent increased primarily due the increase in Scheduled Service and Commercial Charter flying, partially offset by a reduction in AMC Landing fees. For ACMI flying, landing fees are incurred by the customer, and changes in ACMI flying activity do not affect our landing fees and other rent expenses.
     Depreciation and amortization decreased primarily because the first quarter of 2007 reflected approximately $1.6 million more in charges related to scrapping certain engine parts during overhaul.
     Gain on disposal of aircraft was the result of the sale of aircraft tail number N536MC in the first quarter of 2007.
     Travel increased primarily as a result of crew travel requirements driven by higher airline ticket prices due to fuel, weakness in the U.S. dollar and increases in travel requirements to meet our customers’ flight schedules.

     Minority Interest is related to DHL’s 49% ownership interest in PACW. The amount of PACW loss attributable to DHL was $3.4 million for the quarter, which is reflected as a decrease in our consolidated operating expenses.
     Other operating expenses decreased due to a $0.5 million reduction in commission expense, a reduction in employment tax expense of $0.7 million, a reduction in bad debt expenses of $0.3 million and a reduction in freight and postage expenses of $0.3 million, offset by increases in temporary personnel, computer licenses and other miscellaneous expenses.
     Total operating expense increased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to increased aircraft fuel, maintenance expense and travel offset by a reduction in depreciation and other operating expenses.
Non-operating Expenses
     The following table compares our non-operating expenses for the three months ended March 31:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Non-operating Expenses
Interest income	$(5,358)	$(3,421)	$1,937	56.6%
Interest expense	11,383	11,249	134	1.2%
Capitalized interest	(1,775)	(842)	933	110.8%
Other (income) expense, net	(468)	362	830	229.3%
     Interest income increased due to an increase in available cash for investing offset by a decrease in interest rates.
     Interest expense was flat on a year-over-year basis. Long-term debt and capital leases including the current portion averaged approximately $421.8 million in the first quarter of 2008 versus approximately $416.0 million in the first quarter of 2007.
     Capitalized interest increased primarily due to the pre-delivery deposit on the Boeing 747-8F aircraft order we placed in September 2007 (See Note 5 to our Financial Statements for further discussion).
     Other (income) expense, net increased primarily due to realized gains on the revaluation of foreign denominated receivables into U.S. dollars. The U.S. dollar weakened against most foreign currencies during the first quarter of 2008 compared with the prior year.
     Income taxes. The effective tax rate for the first quarter of 2008 was a benefit of 16.5% compared with an effective tax expense rate of 38.9% for the first quarter of 2007. Our rate for the first quarter of 2008 differed from the statutory rate primarily due to losses incurred by our PACW subsidiary. PACW did not record income tax benefits related to its losses in the first quarter of 2008 because PACW has no prior period income and therefore these losses may only offset future income. Until future income occurs, no tax benefit will be recorded. The 2007 rate differs from the statutory rate primarily due to the non-deductibility of certain items for tax purposes.
Segments
     Management allocates the direct costs of aircraft operation and ownership among the reportable segments based on the aircraft type and activity levels in each segment. Direct costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt and aircraft depreciation. Certain of our costs are fixed, indirect costs. These costs are not affected by fleet types or activity levels in our business segments and therefore these costs are not allocated among segments. Examples of unallocated fixed costs are administrative costs including operations administration, finance, human resources, information technology, non-aircraft depreciation and other non-operating costs.
     Ownership costs are apportioned to segments based on Block Hours flown except for certain ACMI flying which involves dedicated aircraft, in which case the allocation is based on the number of dedicated aircraft. The following table compares our Direct Contribution for segments (see Note 4 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using Direct Contribution) for the three months ended March 31:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Direct Contribution:
ACMI	$4,846	$12,411	$(7,565)	(61.0%)
Scheduled Service	(9,622)	50	(9,672)	—
AMC Charter	23,398	21,961	1,437	6.5%
Commercial Charter	(1,799)	(497)	(1,302)	262.0%
Dry Leasing	4,392	4,520	(128)	(2.8%)

Total Direct Contribution	$21,215	$38,445	$(17,230)	(44.8%)

Unallocated Fixed Costs	$27,597	$29,271	$(1,674)	(5.7%)

ACMI Segment
     During the three months ended March 31, 2008 there were an average of ten Boeing 747-400 aircraft and an average of two Boeing 747-200 aircraft supporting ACMI compared with an average of ten Boeing 747-400 aircraft and an average of three Boeing 747-200 aircraft supporting ACMI for the comparable period in 2007. ACMI segment Direct Contribution decreased as a result of a reduction in revenue caused by lower utilization by ACMI customers, and an increase in maintenance costs, which are expensed as incurred, during the first quarter of 2008. The increase in ACMI maintenance costs during the first quarter of 2008 was due to increased engine overhauls related to Boeing 747-400 aircraft and increased line maintenance check costs and rotable repairs for Boeing 747-400s. Utilization reductions were a result of temporary political conditions in certain ACMI customers’ markets in Africa and the Middle East.
Scheduled Service Segment
     Direct Contribution relating to the Scheduled Service segment decreased as a result of fuel price increases offset partially by fuel-surcharge-driven yield increases. Compared to the first quarter of 2007, Scheduled Service also experienced increases in line and heavy maintenance costs driven mainly by higher line maintenance check expense and rotable repairs. Ownership costs for this segment also increased due to one additional aircraft in Scheduled Service compared to the prior year. In the first quarter of 2007, approximately one Boeing 747-400 was shifted from Scheduled Service to AMC to take advantage of the strong AMC demand, compared to the first quarter of 2008.
AMC Charter Segment
     Direct Contribution relating to the AMC Charter segment increased slightly on fewer block hours. The AMC increased its per-mile payments in October of 2007 by 2.3%, as a result of the normal rate-making process. The rates were also increased by 12.7% in February of 2008 due to fuel price increases. Also included in this segment is the commission expense related to AMC business, which was lower in the first quarter of 2008 than the first quarter of 2007 related to the decrease in Block Hours.
Commercial Charter Segment
     Direct Contribution relating to the Commercial Charter segment declined slightly, primarily as a result of fuel price increases. Fuel increases slightly outpaced revenue growth, and line and heavy maintenance were up on a cost-per-Block Hour basis. The increase in Block Hours for Commercial Charter is the result of the transfer of capacity from AMC to Commercial Charter as AMC demand moderated in the first quarter of 2008.
Dry Leasing
     Direct Contribution relating to the Dry Leasing segment was comparable to the same as the prior year. During the first quarter of 2008, we placed one additional Boeing 747-200 aircraft on dry lease. The revenue from the new dry lease partially offset a slight reduction in revenues from other dry leased aircraft.
Unallocated Fixed Costs
     Unallocated fixed costs for the first quarter of 2008 were $27.6 million compared to $29.3 million in the same quarter of the prior year. The improvement of $1.7 million or 5.7%, is attributable to an increase of $1.9 million in interest income offset partially by increases in ground equipment, depreciation and other administrative costs. The increase in interest income was driven by increases in cash levels at the Company.
Liquidity and Capital Resources
     At March 31, 2008, we had cash and cash equivalents of $537.7 million, compared with $477.3 million at December 31, 2007, an increase of $60.4 million, or 12.7%. On January 30, 2008, Atlas entered into a $270.3 million PDP Financing Facility with Norddeutsche Landesbank, in connection with five new Boeing 747-8F wide-body freighters scheduled for delivery between February and July 2010. We consider cash on hand, the PDP Financing Facility (see Note 3 for further discussion) and cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures. Capital Expenditures for the remainder of 2008 are projected to be approximately $413.3 and include Boeing 747-8F aircraft pre-delivery deposits and the purchase price of one Boeing 747-400 production freighter and one Boeing 747-400 conversion freighter, see Note 5 to our Financial Statements.
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
     Operating Activities. Net cash provided by operating activities for the first quarter of 2008 was $15.2 million, compared with net cash provided by operating activities of $43.2 million for the first quarter of 2007. The decrease in cash from operating activities is the result of the net loss and an increase in accounts receivable, reduced accounts payable partially offset by increased accrued liabilities.
     Investing Activities. Net cash used for investing activities was $48.5 million for the first quarter of 2008, consisting primarily of capital expenditures including pre-delivery deposits and related costs on our Boeing aircraft order of $35.4 million. Net cash used by investing activities was $10.0 million for the first quarter of 2007 consisting primarily of capital expenditures of $16.0 million offset by proceeds from the sale of aircraft of $6.0 million.
     Financing Activities. Net cash provided by financing activities was $93.6 million for the first quarter of 2008, which consisted primarily of $62.6 million in borrowings under the PDP Financing Facility, proceeds from the DHL investment of $38.6 million, $1.2 million in proceeds from the exercise of stock options and a $0.3 million tax benefit on restricted stock and stock options offset by $9.0 million of payments on long-term debt and capital lease obligations and a $0.1 million purchase of treasury stock. Net cash used by financing activities was $3.3 million for the first quarter of 2007, which consisted primarily of $6.9 million of payments on long-term debt and capital lease obligations offset by $2.8 million in proceeds from the exercise of stock options and a $0.9 million tax benefit on restricted stock and stock options.
Debt Agreements
     See Note 6 to the audited consolidated financial statements included in the 2007 10-K for a description of the Company’s debt obligations and amendments thereto.
Off-Balance Sheet Arrangements
     There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2008.
Critical Accounting Policies
     There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2007 10-K.
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
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our 2007 10-K listed various important risk factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2007 10-K, except as follows:
     Aviation fuel. Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10% increase or decrease in the average cost per gallon of fuel for the first quarter of 2008. Based on actual fuel consumption during the first quarter of 2008 for the Scheduled Service and Commercial Charter business segments, such an increase or decrease would result in a change to aviation fuel expense of approximately $10.8 million for the first quarter of 2008. Fuel prices for AMC are set each September by the military and are fixed for the year and adjusted to actual costs incurred. ACMI does not present an aviation fuel market risk, as the cost of fuel is borne by the customer.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     With respect to the fiscal quarter ended March 31, 2008, the information required in response to this Item is set forth in Note 5 to our Financial Statements contained in this report, and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We made the following repurchases of shares of our common stock during the fiscal quarter ended March 31, 2008:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Programs (b)	Programs
January 1, 2008 through	—	—	—	—
January 31, 2008

February 1, 2008 through	1,579	$49.46	—	—
February 29, 2008

March 1, 2008 through	612	$50.37	—	—
March 31, 2008

Total	2,191	$49.71	—	—

(a)	This column reflects the repurchase of 2,191 shares of common stock, previously issued by Holdings, to satisfy individual income tax liabilities of our employees at statutory minimum rates resulting from the vesting of restricted shares during such period.

(b)	There are no approved share repurchase programs.
ITEM 6. EXHIBITS
     a. Exhibits
     See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.
Dated: May 8, 2008	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: May 8, 2008	/s/ Jason Grant
Jason Grant
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Facility Agreement, dated as of January 30, 2008, among Atlas Air, Inc (as Borrower), Norddeutsche Landesbank Girozentrale ( as original Lender and Facility Agent) and Bank of Utah ( as Security Agent), filed herewith.

10.2	Employment Agreement, dated as of March 27, 2008, between Atlas Air, Inc. and Ronald A. Lane, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.