Form 10-Q
period 2008-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2008-08-07
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS: As of June 30, 2008, there were 21,744,810 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$367,538	$477,309
Accounts receivable, net of allowance of $3,483 and $3,481, respectively	137,548	134,014
Prepaid maintenance	61,306	72,250
Deferred taxes	26,712	35,053
Prepaid expenses and other current assets	30,768	24,693

Total current assets	623,872	743,319
Property and equipment
Property and equipment, net	841,512	594,872
Other Assets
Deposits and other assets	39,050	41,038
Lease contracts and intangible assets, net	37,042	37,961

Total Assets	$1,541,476	$1,417,190

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$25,587	$29,600
Accrued liabilities	161,078	163,831
Deferred gain	152,836	151,742
Current portion of long-term debt and capital leases	30,332	28,444

Total current liabilities	369,833	373,617
Other Liabilities
Long-term debt and capital leases	457,097	365,619
Deferred taxes	16,115	21,570
Other liabilities	97,871	93,682

Total other liabilities	571,083	480,871

Commitments and contingencies (Note 12)
Minority interest	9,802	13,477
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 21,912,851 and 21,796,484 shares issued, 21,744,810 and 21,636,250 shares outstanding (net of treasury stock), at June 30, 2008 and December 31, 2007, respectively	219	218
Additional paid-in-capital	349,657	341,537
Receivable from issuance of subsidiary stock	(39,543)	(77,065)
Treasury stock, at cost; 168,041 and 160,234 shares, respectively	(7,018)	(6,599)
Accumulated other comprehensive income	1,860	1,750
Retained earnings	285,583	289,384

Total stockholders’ equity	590,758	549,225

Total Liabilities and Stockholders’ Equity	$1,541,476	$1,417,190

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Operating Revenues	$438,780	$372,627	$811,801	$727,962

Operating Expenses
Aircraft fuel	207,031	122,123	351,522	234,434
Salaries, wages and benefits	52,845	61,438	111,748	123,188
Maintenance, materials and repairs	40,271	37,937	93,843	83,219
Aircraft rent	40,869	38,702	80,327	77,123
Ground handling and airport fees	19,096	18,385	37,622	35,706
Landing fees and other rent	20,213	18,288	38,930	36,018
Depreciation and amortization	12,817	10,062	21,183	19,637
Gain on disposal of aircraft	(2,726)	(37)	(2,726)	(1,005)
Travel	12,882	12,610	26,609	24,604
Minority interest	(239)	—	(3,675)	—
Other	22,169	21,883	45,466	46,312

Total operating expenses	425,228	341,391	800,849	679,236

Operating income	13,552	31,236	10,952	48,726

Non-operating Expenses
Interest income	(3,118)	(3,838)	(8,476)	(7,259)
Interest expense	11,709	11,274	23,092	22,522
Capitalized interest	(2,274)	(1,121)	(4,049)	(1,963)
Other (income) expense, net	607	(271)	139	92

Total non-operating expenses	6,924	6,044	10,706	13,392

Income before income taxes	6,628	25,192	246	35,334
Income tax expense (benefit)	5,098	(17,993)	4,047	(14,048)

Net income (loss)	$1,530	$43,185	$(3,801)	$49,382

Income (loss) per share:
Basic	$0.07	$2.04	$(0.18)	$2.34

Diluted	$0.07	$2.01	$(0.18)	$2.30

Weighted average shares:
Basic	21,506	21,175	21,465	21,110

Diluted	21,656	21,452	21,465	21,393

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007

Cash Flows from Operating Activities:
Net income (loss)	$(3,801)	$49,382
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,183	19,637
Accretion of debt discount	3,632	3,519
Amortization of operating lease discount	919	918
Provision for (release of) allowance for doubtful accounts	(502)	555
Gain on disposal of aircraft	(2,726)	(1,005)
Deferred taxes	2,886	(25,607)
Stock-based compensation expense	3,758	4,108
Minority interest	(3,675)	—
Other, net	—	496
Changes in operating assets and liabilities	4,785	(8,030)

Net cash provided by operating activities	26,459	43,973

Cash Flows from Investing Activities:
Capital expenditures	(274,424)	(30,400)
Proceeds from sale of aircraft	—	6,000
Insurance proceeds	5,900	—

Net cash used by investing activities	(268,524)	(24,400)

Cash Flows from Financing Activities:
Proceeds from loan	107,259	—
Proceeds from stock option exercises	3,162	4,050
Purchase of treasury stock	(419)	(673)
Excess tax benefits from share-based compensation expense	1,201	1,563
Proceeds from issuance of subsidiary stock	38,616	75,000
Payments on debt	(17,525)	(18,842)

Net cash provided by financing activities	132,294	61,098

Net increase (decrease) in cash and cash equivalents	(109,771)	80,671

Cash and cash equivalents at the beginning of period	477,309	231,807

Cash and cash equivalents at the end of period	$367,538	$312,478

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2008
1. Basis of Presentation
     The accompanying interim Condensed Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) and its consolidated subsidiaries as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2007 included in the Annual Report on Form 10-K of Holdings that was filed with the SEC on February 28, 2008 (the “2007 10-K”).
     Holdings is the parent company of two principal operating subsidiaries, Atlas Air, Inc. (“Atlas”), which is wholly owned, and Polar Air Cargo Worldwide, Inc. (“Polar”), of which Holdings has a 51% economic interest and 75% voting interest. On June 28, 2007, Polar issued shares representing a 49% economic interest and a 25% voting interest to DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”). Prior to that date, Polar was wholly owned by Holdings and was the parent company of Polar Air Cargo, Inc. (“Polar LLC”). Holdings, Atlas, Polar and Polar LLC are referred to collectively as the “Company”. The Company provides air cargo and related services throughout the world, serving Asia, the Middle East, Australia, Europe, South America, Africa and North America through: (i) contractual lease arrangements including contracts through which the Company leases an aircraft to a customer and provides value-added services including, crew, maintenance and insurance (“ACMI”); (ii) airport-to-airport scheduled air cargo service (“Scheduled Service”); (iii) military charter (“AMC Charter”); (iv) seasonal, commercial and ad-hoc charter services (“Commercial Charter”); and (v) dry leasing or sub-leasing of aircraft and engines (“Dry Leasing” or “Dry Lease”). The Company operates only Boeing 747 freighter aircraft.
     The Company’s quarterly results have in the past been subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.
     Except for per share data, all dollar amounts are in thousands unless otherwise noted.
2. General
DHL
     In March 2008, Atlas entered into a three year ACMI agreement and related agreements with Polar for two Boeing 747-400 aircraft, beginning on March 21, 2008. Polar entered into an interim blocked space agreement (the “Interim BSA”) with DHL covering these two aircraft commencing on March 30, 2008 and expiring on October 27, 2008. In addition, on March 21, 2008, Polar and DHL amended and restated the original blocked space agreement entered into in June 2007 (the “Amended BSA”) to include these two additional aircraft as part of that agreement beginning on the expiration of the Interim BSA. See Note 3 of the 2007 10-K for discussion of the blocked space agreement. Under the Interim BSA, Polar began express network flying (“Express Network ACMI”) on March 30, 2008 and the direct contribution for such flying is included as part of the ACMI reporting segment (see Note 4 for further discussion).
Investments
     The Company holds a minority interest (49%) in a private company, which is accounted for under the equity method. The June 30, 2008 and December 31, 2007 aggregate carrying value of the investment was $5.8 million and $5.6 million, respectively, and was included within Deposits and other assets on the Condensed Consolidated Balance Sheets.

     Atlas has Dry Leased three owned aircraft to this company. The leases have terms that mature in the third quarter of 2009. The carrying value of these leased aircraft as of June 30, 2008 and December 31, 2007 was $165.8 million and $168.1 million, respectively. The related accumulated depreciation as of June 30, 2008 and December 31, 2007 was $18.9 million and $16.5 million, respectively. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for the three aircraft was $10.8 million and $11.4 million for the three months ended June 30, 2008 and 2007, respectively, and $21.6 million and $22.8 million for the six months ended June 30, 2008 and 2007, respectively.
Property and equipment, net
     Property and equipment, net consisted of the following at:

	June 30,	December 31,
	2008	2007

Flight equipment	$682,929	$583,468
Ground equipment	24,057	23,040
Purchase deposits for flight equipment	232,230	75,026
Less: accumulated depreciation	(97,704)	(86,662)

Property and equipment, net	$841,512	$594,872

     At June 30, 2008 and December 31, 2007, included in purchase deposits for flight equipment is capitalized interest of $9.2 million and $5.2 million, respectively.
     On January 11, 2008, AAWW entered into an aircraft purchase agreement under which AAWW or its designee agreed to acquire two Boeing 747-400 aircraft. The acquisition of such aircraft was completed on May 6, 2008. The aircraft include one production Boeing 747-400 freighter, which entered service on June 12, 2008, and one passenger configured Boeing 747-400 aircraft that will be converted to freighter configuration and is expected to enter service in the third quarter of 2008. The purchase price for these aircraft was approximately $167.5 million, which includes conversion costs, of which $152.3 million has been paid. The remaining $15.2 million will be paid upon completion of the freighter conversion.
     In February 2008, one of the Company’s Boeing 747-200 aircraft (tail number N527MC) on a short-term ACMI lease to a customer was damaged due to improper shipper packaging of a load which damaged the hull. The plane landed safely but as a result of this incident the airframe was damaged beyond economic repair. Atlas negotiated a net $5.9 million cash-in-lieu-of-repair settlement with its insurance carriers and received the insurance proceeds in June 2008. The Company removed the engines and other certain high value rotable parts, which were transferred into rotable inventory. The remainder of the airframe is being sold for scrap metal. Since the settlement proceeds exceeded the net book value of the airframe after salvaging certain rotable parts, the Company recorded a gain of $2.7 million in the second quarter of 2008.
     In March 2007, the Company sold aircraft tail number N536MC for $6.0 million and recorded a gain of approximately $1.0 million.
Concentration of Credit Risk and Significant Customers
     United States Military Airlift Mobility Command (“AMC”) charters accounted for 25.5% and 25.6% of the Company’s total revenues for the three months ended June 30, 2008 and 2007, respectively, and 25.3% and 29.1% for the six months ended June 30, 2008 and 2007, respectively. Accounts receivable from AMC were $19.6 million and $32.2 million at June 30, 2008 and December 31, 2007, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 14.1% and 11.7% of the Company’s total revenues for the three months ended June 30, 2008 and 2007, respectively, and 7.6% and 11.5% for the six months ended June 30, 2008 and 2007, respectively. Emirates accounted for 38.9% and 47.6% of the Company’s ACMI revenues for the three months ended June 30, 2008 and 2007, respectively, and 40.1% and 47.7% for the six months ended June 30, 2008 and 2007, respectively. Accounts receivable from Emirates were $8.5 million and $13.4 million at June 30, 2008 and December 31, 2007, respectively. No other customer accounted for 10% or more of the Company’s total operating revenues or accounts receivable during these periods.
Debt Discount

     At June 30, 2008 and December 31, 2007, the Company had $71.8 million and $75.4 million, respectively, of unamortized discount related to fair market value adjustments recorded against debt upon application of fresh-start accounting.
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
     The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its consolidated financial position and results of operations.
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
     As of June 30, 2008, the Company did not have any financial assets or liabilities that were impacted by SFAS No. 157.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.
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
3. Notes Payable
     On January 30, 2008, Atlas entered into a $270.3 million pre-delivery deposit payment (“PDP”) financing facility with Norddeutsche Landesbank Girozentrale (the “PDP Financing Facility”), which is intended to fund a portion of Atlas’ PDP obligations in respect of the first five aircraft to be delivered to Atlas under its Boeing 747-8F purchase agreement with The Boeing Company (“Boeing”). These aircraft are scheduled for delivery between February and July 2010.
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
     Funds available under the facility are subject to certain up-front and commitment fees, and funds drawn under the facility bear interest at Libor plus a margin. The facility is guaranteed by AAWW and is subject to typical and customary events of default. As of June 30, 2008, the Company had borrowed $107.3 million under the facility and has unused availability of $163.0 million.
4. Segment Reporting
     The Company has five reportable segments: ACMI, Scheduled Service, AMC Charter, Commercial Charter and Dry Leasing. Each segment has different operating and economic characteristics which are separately reviewed by the Company’s senior management.
     The Company is pursuing growth in its Dry Leasing business. The increasing importance of this business has led senior management to classify Dry Leasing as a separate reportable segment and in the first quarter of 2008, the Company formed a wholly owned subsidiary, based in Ireland, for the purpose of Dry Leasing aircraft and engines. The Company currently Dry Leases three Boeing 747-400s to an affiliate in which the Company owns a minority (49%) interest. These aircraft are currently in the service of British Airways. In addition, the Company currently has one Boeing 747-200 aircraft Dry Leased to a cargo operator. Previously, the Company included Dry Lease revenue with Other Revenue and did not report the segment results separately.
     In addition to reporting the Dry Lease segment separately, in the first quarter of 2008 the Company changed the principal economic performance metric it reports for each of its business segments. Previously, the Company used Fully Allocated Contribution (“FAC”) as its economic performance metric. FAC was computed by allocating all operating and non-operating costs to segments, and only taxes, post-emergence costs and related professional fees, gains on the sale of aircraft, and other unusual items were not allocated to segments. As part of the change, Management has adopted an economic performance metric that shows profitability of each segment after allocation of direct costs and ownership (“Direct Contribution”). Management believes that Direct Contribution is a better measurement of segment profitability. Direct costs and ownership include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt and aircraft depreciation. Direct Contribution shows each segment’s contribution to corporate fixed costs. Although corporate fixed costs are not allocated to each segment, the total corporate fixed costs are disclosed. Direct Contribution consists of income (loss) before taxes, excluding post-emergence costs and related professional fees, gains on the sale of aircraft, and unallocated fixed costs. Unallocated fixed costs include corporate overhead, non-aircraft depreciation, interest income, foreign exchange gains and losses and other non-operating costs.
     Management allocates the direct costs of aircraft operation and ownership among the various segments based on the aircraft type and activity levels in each segment. Allocation methods are standard activity-based methods commonly used in the industry.
     The ACMI segment provides aircraft, crew, maintenance and insurance services, whereby customers receive the use of an insured and maintained aircraft and crew in exchange for, in most cases, a guaranteed monthly level of operation at a predetermined rate for defined periods of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel. Beginning on March 30, 2008, Polar began Express Network ACMI flying with two aircraft for DHL. Under the terms of the Interim BSA, DHL is responsible for the commercial revenue risk (yields and cargo loads) and bears all of the direct costs of operation, including fuel, for these two aircraft. For segment reporting purposes all revenue derived from ACMI and related services provided to Polar for Express Network ACMI operations have been reclassified from Scheduled Service to the ACMI segment (see table below for reconciliation of revenue per the Financial Statements to revenue by segment). All costs associated with providing such services have also been reclassified for purposes of calculating Direct Contribution. Non-ACMI costs and an equal amount of revenue remain in the Scheduled Service segment.
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
     The following table sets forth revenues and Direct Contribution for the Company’s five reportable business segments reconciled to operating income (loss) and income (loss) before income taxes as required by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, for the stated periods:

	June 30, 2008			June 30, 2007
		Express			Express
	Revenue per	Network		Revenue per	Network
	Financial	ACMI	Segment	Financial	ACMI	Segment
For the Three Months Ended	Statements	Revenue	Revenue	Statements	Revenue	Revenue
Revenues:
ACMI	$76,247	$15,834	$92,081	$91,252	$—	$91,252
Scheduled Service	213,423	(15,834)	197,589	144,245	—	144,245
AMC Charter	111,756	—	111,756	95,471	—	95,471
Commercial Charter	24,370	—	24,370	28,634	—	28,634
Dry Leasing	12,984	—	12,984	13,025	—	13,025

Total operating revenues	$438,780	$—	$438,780	$372,627	$—	$372,627

	June 30, 2008			June 30, 2007
		Express			Express
	Revenue per	Network		Revenue per	Network
	Financial	ACMI	Segment	Financial	ACMI	Segment
For the Six Months Ended	Statements	Revenue	Revenue	Statements	Revenue	Revenue
Revenues:
ACMI	$154,222	$15,934	$170,156	$175,539	$—	$175,539
Scheduled Service	372,897	(15,934)	356,963	270,118	—	270,118
AMC Charter	205,740	—	205,740	211,963	—	211,963
Commercial Charter	52,864	—	52,864	44,329	—	44,329
Dry Leasing	26,078	—	26,078	26,013	—	26,013

Total operating revenues	$811,801	$—	$811,801	$727,962	$—	$727,962

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Direct Contribution:
ACMI	$18,547	$20,918	$23,758	$32,973
Scheduled Service	(19,965)	237	(29,515)	899
AMC Charter	28,469	24,559	51,935	46,302
Commercial Charter	(1,788)	2,796	(3,586)	2,261
Dry Leasing	2,702	4,495	7,207	9,015

Total Direct Contribution for reportable segments	27,965	53,005	49,799	91,450

Add back (subtract):
Unallocated fixed costs	(24,063)	(27,850)	(52,279)	(57,121)
Gain on sale of aircraft	2,726	37	2,726	1,005

Income (loss) before income taxes	6,628	25,192	246	35,334

Add back (subtract):
Interest income	(3,118)	(3,838)	(8,476)	(7,259)
Interest expense	11,709	11,274	23,092	22,522
Capitalized interest	(2,274)	(1,121)	(4,049)	(1,963)
Other, net	607	(271)	139	92

Operating income	$13,552	$31,236	$10,952	$48,726

5. Commitments and Contingencies
     On September 8, 2006, Atlas and Boeing entered into a purchase agreement (the “Boeing Agreement”) providing for the purchase by Atlas of 12 Boeing 747-8F freighter aircraft. The Boeing Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 aircraft expected to be in service by the end of 2011. In addition, the Boeing Agreement provides Atlas with rights to purchase up to an additional 14 Boeing 747-8F aircraft, of which one is being held under option. Committed expenditures under the Boeing Agreement, including agreements for spare engines and related flight equipment and also including estimated amounts for contractual price escalations, pre-delivery deposits and required option payments, will be $156.4 million for the remainder of 2008, $185.3 million in 2009, $983.4 million in 2010 and $686.6 million in 2011.
Guarantees and Indemnifications
Restricted Deposits and Letters of Credit
     At June 30, 2008 and December 31, 2007, the Company had $7.1 million and $8.5 million, respectively, of restricted deposits either pledged under standby letters of credit related to collateral or for certain deposits required in the normal course of business for items, including, but not limited to, foreign exchange trades, airfield privileges, judicial and credit card deposits and insurance. These amounts are included in Deposits and other assets in the Condensed Consolidated Balance Sheets.
Labor
     The Air Line Pilots Association (“ALPA”) represents all of the Company’s U.S. crewmembers employed at both Atlas and Polar. Additionally, the Company employs 46 crewmembers through its branch office in Stansted, England who are not represented by a union. Collectively, these employees represent approximately 49.5% of the Company’s workforce as of June 30, 2008. The Company is subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of its employees.

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
     In November 2004, in order to increase efficiency and assist in controlling costs, the Company initiated steps to merge the ALPA represented crewmember bargaining units of Atlas and Polar. The processes for completing this merger are set forth in both the Atlas and Polar collective bargaining agreements. Both agreements provide for a seniority integration process and the negotiation of a single collective bargaining agreement (“SCBA”). This seniority list integration process was completed by ALPA on November 21, 2006.
     On July 11, 2007, the Company filed grievances under both the Atlas and Polar collective bargaining agreements to compel the commencement of SCBA negotiations. In response, ALPA, on behalf of the Atlas crew force, conceded the Company’s grievance. They also executed a Merger Protocol Letter of Agreement. However, ALPA, on behalf of the Polar crew force, rejected the Company’s grievance and disputed whether it could be required to combine SCBA negotiations and whether the dispute could be scheduled for immediate arbitration. Initial hearings regarding the merits of the Company’s grievance were conducted on March 25 through March 27, 2008. Additional hearing dates had been scheduled for July 15 through July 19, 2008. However, by letter dated May 23, 2008 ALPA presented the integrated seniority lists to the Company and directed the Atlas and Polar Master Executive Councils (“MEC”) to begin the required negotiations for the SCBA. As a result, the Company withdrew its grievance, without prejudice.
     In accordance with the provisions of both the Atlas and Polar contracts, the parties are first to engage in direct negotiations for a SCBA. If nine months after ALPA has presented the integrated seniority lists to the Company any open contract issues remain, those issues are to be resolved by final and binding interest arbitration. Currently, the Company anticipates the SCBA direct negotiations and any required interest arbitration to be completed by the third quarter of 2009 at which time the SCBA and integrated seniority lists will be implemented.
     By letter dated June 16, 2008, the Company was advised by the National Mediation Board (“NMB”) that the International Brotherhood of Teamsters (“IBT”) had filed a petition to replace ALPA as the representative of the crewmembers of both Atlas and Polar. As part of its petition the IBT has also asserted that Atlas and Polar constitute a “single carrier” for representation purposes under the Railway Labor Act. The NMB is currently conducting its required investigation into this matter. If the NMB determines that Atlas and Polar constitute a single carrier for representation purposes and that the IBT has submitted the requisite showing of interest, it will conduct a representation election to determine whether ALPA or the IBT will represent the Company’s Atlas and Polar crewmembers. If the NMB determines that Atlas and Polar do not constitute a single carrier for representation purposes but that the IBT has submitted the requisite showing of interest to represent the Company’s Atlas crewmembers, it will conduct an election to determine whether ALPA or the IBT will represent just the Company’s Atlas crewmembers. A change in the certified representative of the Company’s crewmembers is not anticipated to affect the underlying collective bargaining agreements. Additionally, a change in the certified representative of either or both the Company’s Atlas and Polar crewmembers will not affect the completion of the pending merger. The Company anticipates this matter will be resolved in the fourth quarter of 2008.
Legal Proceedings
     Except for the updated items below, information with respect to legal proceedings appears in Note 12 of the 2007 10-K.
Department of Justice Investigation and Related Litigation
     In February 2006, the United States Department of Justice (the “DOJ”) initiated an investigation into the pricing practices of a number of cargo carriers, including Polar LLC (the “DOJ Investigation”). In connection with this investigation, Polar LLC received a subpoena dated February 14, 2006 requesting discovery of additional relevant documents. The Company is fully cooperating with the DOJ in its investigation. Although the Company continues to engage in discussions with the DOJ, there has been no formal action against the Company by the DOJ concerning the matters that are the subject of the DOJ Investigation.
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
Swiss Competition Commission Inquiry
     By letter dated March 11, 2008, the Swiss Competition Commission (the “Swiss Commission”) notified Polar LLC that it would be required to provide information and to produce documents in connection with the Commission’s investigation into the levy of fuel and other surcharges by certain cargo carriers on flights into and out of Switzerland. The Swiss Commission is assessing the impact of these surcharges on pricing and competition within the air freight market in Switzerland. Polar LLC has submitted information and documentation to the Swiss Commission as required by this request.
6. Income (Loss) Per Share and Number of Common Shares Outstanding
     Basic income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period. Diluted income (loss) per share represents the income (loss) divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common securities that would be added to basic shares to arrive at weighted-average diluted shares consist of 0.1 million stock options and shares of restricted stock for the six months ended June 30, 2008. The impact of these options and restricted shares would be anti-dilutive for the six months ended June 30, 2008 due to losses incurred and are not included in the diluted loss per share calculation. Anti-dilutive options that are out of the money for the three and six months ended June 30, 2008 and 2007 were de minimis.
     The calculation of basic and diluted income per share for the three and six months ended June 30 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Numerator:
Net income (loss)	$1,530	$43,185	$(3,801)	$49,382

Denominator for basic earnings per share:	21,506	21,175	21,465	21,110
Effect of dilutive securities:
Stock options	109	189	— (a)	191
Restricted stock	41	88	— (a)	92

Denominator for diluted earnings per share:	21,656	21,452	21,465	21,393

Basic income per share	$0.07	$2.04	$(0.18)	$2.34

Diluted income per share	$0.07	$2.01	$(0.18)	$2.31

(a)	Anti-dilutive.
     The calculation of diluted shares is calculated per SFAS No. 128, Earnings per Share, and reflects the potential dilution that could occur from stock options and restricted shares using the treasury stock method and does not include restricted shares and units in which performance or market conditions have not been satisfied of 0.3 million for the three and six months ended June 30, 2008 and 0.2 million for the three and six months ended June 30, 2007.
7. Taxes
     The Company’s effective tax rate consists of an expense of 76.9% and a benefit of 71.4% for the second quarter of 2008 and 2007, respectively. The effective rate differs from the statutory rate primarily due to losses incurred by Polar during the second quarter of 2008 for which no tax benefit was recorded, the recognition of a deferred tax asset related to the Company’s investment in Polar during the second quarter of 2007, the non-deductibility of certain items for tax purposes and the relationship of these items to the Company’s projected operating results for the year. Polar did not record income tax benefits related to its losses in the first and second quarters of 2008 because Polar has no prior period income to apply against these losses, and, therefore, the losses may only offset future income. Until Polar generates future income, no tax benefit will be recorded.
     The Company maintains a reserve for unrecognized income tax benefits consistent with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). The Company’s FIN 48 reserve balance did not change from December 31, 2007 except for a de minimis amount of interest expense related to this reserve during the first and second quarters of 2008. The Company will maintain this reserve until its uncertain positions are reviewed and resolved or until the expiration of the applicable statute of limitations, if earlier.
     During the second quarter of 2008, the Internal Revenue Service commenced an income tax examination related to the Company’s consolidated federal income tax returns for 2005 and 2006. The Service has not proposed any assessment of additional income taxes for those years. In Hong Kong, the years 2001 through 2005 are under examination for Atlas, and the years 2003 through 2005 are under examination for Polar Air Cargo, Inc. The tax authorities in Hong Kong have not proposed any assessment of additional income taxes.
     For federal income tax purposes, 2007 remains subject to examination. Certain tax attributes, reflected on the Company’s federal income tax returns as filed including NOLs, differ significantly from those reflected in the Financial Statements. Such attributes are subject to future audit in the event the IRS determines to examine any open tax years.
     In the second quarter, the Company resolved an employment tax examination with the Internal Revenue Service and released tax reserves and accrued interest totaling $4.5 million for 2004 and 2005, which is shown as a reduction in Operating expenses on the Statement of Operations. The Internal Revenue Service is not conducting an employment tax examination for any other years.
8. Comprehensive Income (Loss)
     Comprehensive income (loss) included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. For the three and six months ended June 30, 2008, the Company did not have any derivative instruments. The differences between net income (loss) and comprehensive income (loss) for the three and six months ended June 30 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net income (loss)	$1,530	$43,185	$(3,801)	$49,382
Unrealized gain (loss) on derivative instruments, net of taxes of $324 and $1,672	—	(551)	—	1,744
Other	(36)	163	110	419

Total other comprehensive income (loss)	(36)	(388)	110	2,163

Comprehensive income (loss)	$1,494	$42,797	$(3,691)	$51,545

     A roll-forward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below:

Accumulated Other
Comprehensive
Income
Balance at December 31, 2007	$1,750
Change in value during period,	146

Balance at March 31, 2008	1,896

Change in value during period,	(36)

Balance at June 30, 2008	$1,860

     Other is primarily composed of unrealized gains and losses on foreign currency translation.
9. Subsequent Events

     On July 3, 2008, Atlas entered into a $58.4 million five year term loan agreement with BNP Paribas and DVB Bank AG, secured by aircraft tail number N419, which was acquired on May 6, 2008 (see Note 2 for further discussion).
     Atlas also received a commitment from the same banks for a $41.6 million five year term loan to be secured by aircraft tail number N429, also acquired on May 6, 2008. That loan is expected to close in the third quarter of 2008, when the conversion of the aircraft from passenger to freighter is completed.
     Funds available under the loan agreements are subject to certain up-front and commitment fees, and funds drawn under the loan agreements will bear interest at Libor, plus a margin. The facility is guaranteed by AAWW and is subject to typical and customary events of default.

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
     As of June 30, 2008, our existing fleet of 38 wide-body, freighter aircraft, including 22 modern, high-efficiency, Boeing 747-400 aircraft, and our complementary operating solutions, uniquely position us to benefit from the forecasted growth and increasing demand for wide-body freighter airplanes in the global air freight market. Our market position is further enhanced by our order of 12 new state-of-the-art Boeing 747-8F aircraft, scheduled to be delivered in 2010 and 2011. We are the only current provider of these aircraft to the outsourced freighter market. In addition to these 12 aircraft, we also hold rights to purchase up to an additional 14 Boeing 747-8F aircraft, providing us with flexibility to expand our fleet in response to market conditions.
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
     Our primary services are:
•	Freighter aircraft leasing services, which encompasses the following:
•	Fully outsourced aircraft operating solutions of aircraft, crew, maintenance and insurance known as wet leasing or ACMI. An ACMI lease is a contract for the use of one or more dedicated aircraft together with complementary operating services. We typically contract these services for three to six year periods on Boeing 747-400s and for shorter periods on Boeing 747-200s. Our outsourced operating solutions include crew, maintenance and insurance for the aircraft, while customers assume fuel, yield and demand risk;

•	Express Network ACMI, where Polar provides outsourced airport-to-airport wide-body cargo aircraft solutions to DHL. AAWW currently operates two aircraft, and will operate a minimum of six additional dedicated Boeing 747-400 aircraft servicing the requirements of DHL’s trans-Pacific express operations. Polar will also continue to provide scheduled air-cargo service on these aircraft to our Scheduled Service air-cargo freight forwarders and other shipping customers;

•	Aircraft and engine leasing solutions known as Dry Leasing. Dry Leasing usually involves the leasing of aircraft to customers who are responsible for crew, maintenance and insurance and who assume fuel, yield and demand risk. We typically Dry Lease to third parties for one or more dedicated aircraft for three-to-five year periods. In February 2008, Holdings formed a wholly owned subsidiary based in Ireland, to further its Dry Leasing efforts.
•	Charter services, which encompasses the following:
•	AMC Charter services, where we provide air cargo services for the Air Mobility Command, or the AMC;

•	Commercial Charters, where we provide all-inclusive cargo aircraft charters to brokers, freight forwarders, direct shippers and airlines.
     We look to achieve our strategy through:
•	Actively managing our fleet with a focus on leading-edge aircraft;

•	Accelerating fleet growth and expanding our leasing business;

•	Focusing on securing long-term contracts;

•	Driving significant and ongoing efficiencies and productivity improvements;

•	Selectively pursuing and evaluating future acquisitions and alliances.
     See “Business Overview” and “Business Strategy and Outlook” in the 2007 10-K for additional information.
Results of Operations
Three Months Ended June 30, 2008 and 2007
     The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.
Operating Statistics
     The table below sets forth selected operating data for the three months ended June 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Block Hours
ACMI	12,587	15,283	(2,696)	(17.6%)
Scheduled Service	12,073	10,164	1,909	18.8%
AMC Charter	5,249	5,459	(210)	(3.8%)
Commercial Charter	1,246	1,837	(591)	(32.2%)
Other	209	151	58	38.4%

Total Block Hours	31,364	32,894	(1,530)	(4.7%)

Revenue Per Block Hour
ACMI	$6,058	$5,971	$87	1.5%
AMC Charter	$21,291	$17,489	$3,802	21.7%
Commercial Charter	$19,559	$15,587	$3,972	25.5%

Scheduled Service Traffic
RTM’s (000’s)	458,324	376,275	82,049	21.8%
ATM’s (000’s)	717,365	593,816	123,549	20.8%
Load Factor	63.9%	63.4%	5 bps
RATM	$0.298	$0.243	$0.055	22.6%
Yield	$0.466	$0.383	$0.083	21.7%

Fuel
Scheduled Service and Commercial Charter
Average fuel cost per gallon ***	$3.61	$2.12	$1.49	70.3%
Fuel gallons consumed (000’s)	43,647	38,880	4,767	12.3%
AMC
Average fuel cost per gallon	$2.86	$2.25	$0.61	27.1%
Fuel gallons consumed (000’s)	17,242	17,710	(468)	(2.6%)

Fleet (average during the period)
Operating Aircraft count*	29.9	32.0	(2.1)	(6.6%)
Dry Leased **	5.3	5.0	0.3	6.0%

*	This average does not include one Boeing 747-400 currently undergoing freighter conversion.

**	Dry Leased aircraft are not included in the operating fleet average aircraft count.

***	Includes all into plane costs.
Operating Revenues
     The following table compares our operating revenues for the three months ended June 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Operating Revenues
ACMI	$76,247	$91,252	$(15,005)	(16.4%)
Scheduled Service	213,423	144,245	69,178	48.0%
AMC Charter	111,756	95,471	16,285	17.1%
Commercial Charter	24,370	28,634	(4,264)	(14.9%)
Dry Leasing revenue	12,984	13,025	(41)	(0.3%)

Total operating revenues	$438,780	$372,627	$66,153	17.8%

     ACMI revenue decreased due to lower Block Hours, while revenue per Block Hour increased slightly compared with the same quarter in the prior year. ACMI Block Hours were 12,587 for the second quarter of 2008, compared with 15,283 for the second quarter of 2007, a decrease of 2,696 Block Hours, or 17.6%. Revenue per Block Hour was $6,058 for the second quarter of 2008, compared with $5,971 for the second quarter of 2007, an increase of $87 per Block Hour, or 1.5%. The reduction in Block Hours was due to a reallocation of one Boeing 747-400 to Express Network ACMI service for DHL. This aircraft is one of the two Boeing 747-400s, which we began flying for DHL in the second quarter of 2008 in Trans-Pacific Express Network ACMI service. The revenue and operating statistics for the Express Network ACMI operation are included in Scheduled Service. We redeployed one Boeing 747-200 at the end of its ACMI contract to the Charter business unit during 2008. During the three months ended June 30, 2008 there was an average of nine Boeing 747-400 aircraft and an average of 1.4 Boeing 747-200 aircraft supporting ACMI compared with an average of ten Boeing 747-400 aircraft and an average of 2.9 Boeing 747-200 aircraft supporting ACMI for the comparable period in 2007.
     Scheduled Service revenue increased significantly due to higher revenue ton miles as well as higher yields per revenue ton mile. RTMs in the Scheduled Service segment were 458.3 million on a total capacity of 717.4 million ATMs in the second quarter of 2008, compared with RTMs of 376.3 million on a total capacity of 593.8 million ATMs in the second quarter of 2007. Block Hours were 12,073 in the second quarter of 2008, compared with 10,164 for the second quarter of 2007, an increase of 1,909, or 18.8%. Load Factor was 63.9% with a Yield of $0.466 in the second quarter of 2008, compared with a Load Factor of 63.4% with a Yield of $0.383 in the second quarter of 2007, representing an increase of 0.5 percentage points in load factor and an increase in yield of 21.7%. Scheduled Service revenue and Block Hours in the second quarter of 2008 increased over the second quarter of 2007 due to the addition of two Boeing 747-400 aircraft for the purpose of serving DHL’s Trans-Pacific Express Network ACMI. One of the aircraft was sourced from ACMI service and the second aircraft was sourced via the deployment of a maintenance spare. The substantial increase in Scheduled Service yield is primarily the result of the fuel surcharge increases that were implemented consistent with the increasing price of fuel and the start-up of Express Network ACMI during the second quarter of 2008. RATM in our Scheduled Service segment was $0.298 in the second quarter of 2008, compared with $0.243 in the second quarter of 2007, representing an increase of 22.6%.
     AMC Charter revenue increased primarily as a result of the increase in the AMC’s per ton mile rate offset partially by a small reduction in Block Hours. The AMC’s mileage rate includes the cost of fuel, which increased significantly on a quarter-over-quarter basis. AMC Charter Block Hours were 5,249 for the second quarter of 2008, compared with 5,459 for the second quarter of 2007, a decrease of 210 Block Hours, or 3.8%. Revenue per Block Hour was $21,291 for the second quarter of 2008, compared with $17,489 for the second quarter of 2007, an increase of $3,802 per Block Hour, or 21.7%. The AMC demand for Boeing 747 widebody cargo flying fell during the period, which drove the reduction in Atlas’ AMC Block Hours flown during the second quarter of 2008 compared with the second quarter of 2007. The AMC raised the wide body cargo per ton mile rate in October 2007 by 2.3% in the normal course of its annual rate making process. The AMC then raised its “pegged fuel price” on February 1, 2008 to $2.70 per gallon and again on June 1, 2008 to $3.20 per gallon. The changes from the rate making process as well as the interim increases in the “pegged fuel price” had the effect of increasing the AMC revenue per Block Hour from $17,489 for the second quarter of 2007 to $21,291 for the second quarter of 2008.
     Commercial Charter revenue decreased as a result of a decrease in Block Hours that was partially offset by an increase in Revenue per Block Hour. The increase in revenue per Block Hour was the result of pricing increases effected to compensate for the higher cost of fuel. Commercial Charter Block Hours were 1,246 for the second quarter of 2008, compared with 1,837 for the second quarter of 2007, a decrease of 591, or 32.2%. Revenue per Block Hour was $19,559 for the second quarter of 2008, compared with $15,587 for the second quarter of 2007, an increase of $3,972 per Block Hour, or 25.5%. The decrease in Block Hours is partially the result of the retirement of one Boeing 747-200 aircraft at the end of the first quarter of 2008 and the retirement of a damaged Boeing 747-200 aircraft in February 2008 (see Note 2 to our Financial Statements for further discussion).

     Dry Leasing revenue was essentially unchanged on a year over year basis. The Company had three Boeing 747-400 aircraft and one Boeing 747-200 aircraft on Dry Lease to third parties at June 30, 2008 and three Boeing 747-400 aircraft and two Boeing 747-200 aircraft on Dry Lease to third parties at June 30, 2007. We experienced customer defaults on three Dry Leased Boeing 747-200 aircraft in the second quarter of 2008 as the two customers leasing these aircraft filed for protection under local insolvency laws. We have repossessed two of the three aircraft from one customer and have been in negotiations regarding the lease of the third aircraft with the other customer. All rents and maintenance reserves payable to us under these Dry Leases were fully reserved against in the second quarter of 2008.
     Total Operating revenue increased in the second quarter of 2008 compared with the second quarter of 2007, primarily as a result of the fuel-driven price increases in the Scheduled Service and AMC business and new Express Network ACMI flying, offset by reductions in ACMI and Commercial Charter flying.
Operating Expenses
     The following table compares our operating expenses for the three months ended June 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Operating Expenses
Aircraft fuel	$207,031	$122,123	$84,908	69.5%
Salaries, wages and benefits	52,845	61,438	(8,593)	(14.0%)
Maintenance, materials and repairs	40,271	37,937	2,334	6.2%
Aircraft rent	40,869	38,702	2,167	5.6%
Ground handling and airport fees	19,096	18,385	711	3.9%
Landing fees and other rent	20,213	18,288	1,925	10.5%
Depreciation and amortization	12,817	10,062	2,755	27.4%
Gain on disposal of aircraft	(2,726)	(37)	2,689	7,267.6%
Travel	12,882	12,610	272	2.2%
Minority interest	(239)	—	239	—
Other	22,169	21,883	286	1.3%

Total operating expense	$425,228	$341,391	$83,837	24.6%

     Aircraft fuel expense increased as a result of increased market prices for fuel. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately $3.61 for the second quarter of 2008, compared with approximately $2.12 for the second quarter of 2007, an increase of $1.49, or 70.3%. Fuel consumption for the Scheduled Service and Commercial Charter businesses increased 4.8 million gallons or 12.3% to 43.6 million gallons for the second quarter of 2008 from 38.9 million gallons during the second quarter of 2007. The average pegged price per gallon for the AMC business was approximately $2.86 for the second quarter of 2008, compared with approximately $2.25 for the second quarter of 2007, an increase of $0.61, or 27.1%. AMC Fuel consumption decreased by 0.5 million gallons, or 2.6%, to 17.2 million gallons for the second quarter of 2008 from 17.7 million gallons during the second quarter of 2007. The decrease in our AMC fuel consumption is commensurate with the decrease of Block Hours in that segment. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.
     Salaries, wages and benefits decreased due to the reduction in Block Hours as well as lower profit sharing and incentive compensation accruals related to decreased profitability in the second quarter of 2008 compared to the second quarter of 2007. In the second quarter of 2008, we also released employment tax reserves related to the successful resolution of an examination with the IRS resulting in a $2.7 million non-recurring benefit for the period.
     Maintenance materials and repair increased as a result of increases in heavy maintenance. Heavy maintenance activity reflects one additional Boeing 747-400 D Check offset by one less Boeing 747-200 C Check and one less CF6-50 engine overhaul. There were two C Checks on Boeing 747-200 aircraft in the second quarter of 2008, as compared with three C Checks during the second quarter of 2007. For our Boeing 747-400 aircraft, there was one D Check in the second quarter of 2008 compared with none in the prior period. There were ten engine overhauls in the second quarter of 2008 compared with eleven during the second quarter of 2007. The average cost per overhaul on engines increased during the second quarter of 2008 compared with 2007.
     Aircraft rent increased primarily due to short-term engine leases and supplemental rent expense for return conditions on two leased aircraft. In the second quarter, short-term engine leases added $0.9 million of additional rent expense and we recognized $0.9 million in supplemental rent expense to reflect maintenance return condition obligations related to two of our leased Boeing 747-200 aircraft.
     Ground handling and airport fees increased primarily as a result of an increase in Scheduled Service flying. Scheduled Service has the highest departure driven ground handling expense of any of our service types.
     Landing fees and other rent increased primarily as a result of the increase in overfly fees related to non-ACMI Block Hours. The higher overfly fees are the result of flying a more fuel efficient route, allowing us to recover the additional overfly fees in fuel savings. We generally do not incur landing fees in our ACMI service as the cost is borne by the customer.
     Depreciation and amortization increased primarily as a result of increases in scrapping of certain engine parts and rotables during overhaul. During the quarter we saw an increase of $2.3 million as a result of scrapping.
     Gain on disposal of aircraft in the second quarter of 2008 was the result of the disposal of aircraft tail number N527FT, which was damaged and subsequently scrapped (except for engines and other valuable rotable parts) after we reached a settlement with our insurer (see Note 2 our Financial Statements for further discussion). The gain represents the amount the insurance proceeds exceed the net book value of the aircraft.
     Travel increased as a result of an increase in the cost of airline ticket prices and increases in travel requirements to meet our customers’ flight schedules.
     Minority Interest is related to DHL’s 49% ownership interest in Polar. The amount of Polar loss attributable to DHL was $0.2 million for the quarter, which is reflected as a decrease in our consolidated operating expenses.
     Other operating expenses remained flat compared to the same quarter in the prior year. AMC commission expense increased by approximately $2.4 million due to higher AMC mileage rates, partially offset by a $1.8 million benefit from reduced interest from a settlement with the IRS on an employment tax examination.
     Total operating expense increased in the second quarter of 2008 compared with the second quarter of 2007 primarily due to the increased price of aircraft fuel.
Non-operating Expenses
     The following table compares our non-operating expenses for the three months ended June 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Non-operating Expenses
Interest income	$(3,118)	$(3,838)	$(720)	(18.8%)
Interest expense	11,709	11,274	435	3.9%
Capitalized interest	(2,274)	(1,121)	1,153	102.9%
Other (income) expense, net	607	(271)	(878)	(324.0%)
     Interest income decreased in the quarter as a reduction in the effective yield on cash and cash equivalents offset higher cash balances available for investing.
     Interest expense increased on a year over year basis due to increased debt related to our PDP financing facility on five of our twelve firm Boeing 747-8F orders. Long-term debt and capital leases including the current portion averaged approximately $468.5 million in the second quarter of 2008 compared with approximately $408.4 million in the second quarter of 2007.
     Capitalized interest expense increased due to interest paid on our PDP financing facility in 2008 and increases in PDP balances paid to Boeing related to our Boeing 747-8F orders.
     Other (income) expense, net decreased primarily due to realized losses on the exchange of foreign denominated currencies into U.S. dollars. The U.S. dollar strengthened slightly against most foreign currencies during the second quarter of 2008 compared with the beginning of the quarter.
     Income taxes. The effective tax rate for the second quarter of 2008 was 76.9%. The comparable period for 2007 had a tax benefit associated with the issuance of Polar shares to DHL. Our rate for the second quarter of 2008 differed from the statutory rate primarily due to losses incurred by our Polar subsidiary. Polar did not record income tax benefits related to its losses in the second quarter of 2008 because Polar has no prior period income and therefore these losses may only offset future income. Until future income occurs, no tax benefit will be recorded. Our rates for the second quarter of 2007 reflect the recognition of a deferred tax asset of $37.0 million offset by a tax reserve of $9.3 million related to the transaction with DHL. (See Note 7 to our Financial Statements).
Segments
     Management allocates the direct costs of aircraft operation and ownership among the reportable segments based on the aircraft type and activity levels in each segment. Direct costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt and aircraft depreciation. Certain of our costs are fixed, indirect costs. These costs are not affected by fleet types or activity levels in our business segments and therefore these costs are not allocated among segments. Examples of unallocated fixed costs are administrative costs including operations administration, finance, human resources, information technology, non-aircraft depreciation, and other non-operating costs.
     For purposes of segment disclosure, management views the Direct Contribution from our Express Network ACMI flying as a split between the ACMI contribution derived from the Flight Services Agreement and other related services tied to the DHL Express Network ACMI operation, which is shown in ACMI, and the residual contribution attributable to Scheduled Service operations. The consolidation of Polar results reflects Express Network ACMI flying as Scheduled Service revenue in our Financial Statements and operating statistics. For segment reporting purposes all revenue derived from ACMI and related services provided to Polar for Express Network ACMI operations have been reclassified from Scheduled Service to the ACMI segment (see table below for reconciliation of revenue per the Financial Statements to revenue by segment). All costs associated with providing such services have also been reclassified for purposes of calculating Direct Contribution. Non-ACMI costs and an equal amount of revenue remain in the Scheduled Service segment.
     Ownership costs are apportioned to segments based on aircraft equivalents (derived from Block Hours flown) except for certain ACMI flying, which involves dedicated aircraft, in which case the allocation is based on the number of dedicated aircraft. The following table compares our Direct Contribution for segments (see Note 4 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using Direct Contribution) for the three months ended June 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Direct Contribution:
ACMI	$18,547	$20,918	$(2,371)	(11.3%)
Scheduled Service	(19,965)	237	(20,202)	(8,524.1%)
AMC Charter	28,469	24,559	3,910	15.9%
Commercial Charter	(1,788)	2,796	(4,584)	(163.9%)
Dry Leasing	2,702	4,495	(1,793)	(39.9%)

Total Direct Contribution	$27,965	$53,005	$(25,040)	(47.2%)

Unallocated Fixed Costs	$24,063	$27,850	$(3,787)	(13.6%)

ACMI Segment
     During the three months ended June 30, 2008 there was an average of eleven Boeing 747-400 aircraft (including two DHL Trans-Pacific Express Network ACMI aircraft) and an average of 1.4 Boeing 747-200 aircraft supporting ACMI compared with an average of ten Boeing 747-400 aircraft and an average of 2.9 Boeing 747-200 aircraft supporting ACMI for the comparable period in 2007. ACMI segment Direct Contribution decreased primarily due to ownership and maintenance costs. Ownership costs increased as a result of more CF6-80 engine leases in support of our Boeing 747-400 fleet. The increase in maintenance costs was primarily due to one additional Boeing 747-400 D-Check in the second quarter of 2008 compared with the same quarter last year.
Scheduled Service Segment
     Direct Contribution relating to the Scheduled Service segment decreased primarily as a result of fuel price increases,

ownership, and maintenance costs. Ownership costs increased as a result of more CF6-80 engine leases in support of our Boeing 747-400 fleet. The increase in maintenance costs was primarily due to one additional Boeing 747-400 D-Check in the second quarter of 2008 compared with the same quarter last year as well as higher engine maintenance expense. The increased costs were partially offset by fuel-surcharge-driven Yield increases.
AMC Charter Segment
     Direct Contribution relating to the AMC Charter segment increased slightly on fewer Block Hours. Although the price of fuel increased significantly on a quarter-over-quarter basis, the AMC reimburses the Company for its AMC fuel costs. The quarter-over-quarter increase in the AMC mileage rate, which includes a standard profit margin allowed by the AMC, was partially offset by cost increases in commissions, fuel and maintenance.
Commercial Charter Segment
     Direct Contribution relating to the Commercial Charter segment declined as a result of a decrease in Block Hours and increases in fuel costs that were not fully offset by fuel-driven price increases. The decrease in Block Hours was partially due to the unavailability of one Boeing 747-200 equivalent during the second quarter of 2008.
Dry Leasing
     Direct Contribution relating to the Dry Leasing segment declined due to an increase in costs related to return condition accruals and the operating costs of our Dry Leasing subsidiary. In addition, we experienced customer defaults on three Dry Leased Boeing 747-200 aircraft in the second quarter of 2008 as the two customers leasing these aircraft filed for protection under local insolvency laws. We have repossessed two of the three aircraft from one customer and have been in negotiations regarding the lease of the third aircraft with the other customer. The two repossessed aircraft have been made available for use by our AMC and Commercial Charter Segments. All rents and maintenance reserves payable to us under these Dry Leases were fully reserved against in the second quarter of 2008.
Unallocated Fixed Costs
     Unallocated fixed costs for the second quarter of 2008 were $24.1 million compared to $27.9 million in the same quarter of the prior year. The decrease of $3.8 million, or 13.6%, is primarily attributable to a one time benefit from the release of employment tax reserves and reduced accrued interest from a settlement with the IRS on an employment tax examination
Six Months Ended June 30, 2008 and 2007
Operating Statistics
     The table below sets forth selected operating data for the six months ended June 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Block Hours
ACMI	25,648	29,440	(3,792)	(12.9%)
Scheduled Service	21,830	19,165	2,665	13.9%
AMC Charter	9,822	12,310	(2,488)	(20.2%)
Commercial Charter	2,989	3,037	(48)	(1.6%)
Other	419	354	65	18.4%

Total Block Hours	60,708	64,306	(3,598)	(5.6%)

Revenue Per Block Hour
ACMI	$6,013	$5,963	$50	0.8%
AMC Charter	$20,946	$17,219	$3,727	21.6%
Commercial Charter	$17,688	$14,593	$3,095	21.2%

Scheduled Service Traffic
RTM’s (000’s)	818,728	711,359	107,369	15.1%
ATM’s (000’s)	1,280,232	1,116,934	163,298	14.6%
Load Factor	64.0%	63.7%	3 bps
RATM	$0.291	$0.242	$0.049	20.2%

			Increase /	Percent
	2008	2007	(Decrease)	Change
Yield	$0.455	$0.380	$0.075	19.7%

Fuel
Scheduled Service and Commercial Charter
Average fuel cost per gallon ***	$3.26	$2.03	$1.23	60.6%
Fuel gallons consumed (000’s)	81,313	71,695	9,618	13.4%
AMC
Average fuel cost per gallon	$2.72	$2.25	$0.47	20.9%
Fuel gallons consumed (000’s)	31,858	39,588	(7,730)	(19.5%)

Fleet (average during the period)
Operating Aircraft count*	30.3	32.0	(1.7)	(5.3%)
Dry Leased **	5.4	5.0	0.4	8.0%
Out-of-service **	0.4	0.3	0.1	33.3%

*	This average does not include one Boeing 747-400 currently undergoing freighter conversion.

**	Dry Leased and out-of-service aircraft are not included in the operating fleet average aircraft count.

***	Includes all into plane costs.
Operating Revenues
     The following table compares our operating revenues for the six months ended June 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Operating Revenues
ACMI	$154,222	$175,539	$(21,317)	(12.1%)
Scheduled Service	372,897	270,118	102,779	38.0%
AMC Charter	205,740	211,963	(6,223)	(2.9%)
Commercial Charter	52,864	44,329	8,535	19.3%
Dry Leasing revenue	26,078	26,013	65	0.2%

Total operating revenues	$811,801	$727,962	$83,839	11.5%

     ACMI revenue decreased due to lower Block Hours, while revenue per Block Hour increased slightly compared with the same period in the prior year. ACMI Block Hours were 25,648 for the first half of 2008, compared with 29,440 for the first half of 2007, a decrease of 3,792 Block Hours, or 12.9%. Revenue per Block Hour was $6,013 for the first six months of 2008, compared with $5,963 for the first six months of 2007, an increase of $50 per Block Hour, or 0.8%. The reduction in Block Hours was due to a reallocation of one Boeing 747-400 to Express Network ACMI Service for DHL during the second quarter. This aircraft is one of the two Boeing 747-400s that we began flying for DHL in the second quarter of 2008 in Trans-Pacific Express Network ACMI service. The Block Hours and associated statistics for the Express Network ACMI operation are included in Scheduled Service. We redeployed one Boeing 747-200 at the end of its ACMI contract to the Charter business unit in March 2008. During the six months ended June 30, 2008 there was an average of 9.5 Boeing 747-400 aircraft and an average 1.8 Boeing 747-200 aircraft supporting ACMI compared with an average of ten Boeing 747-400 aircraft and an average of 2.8 Boeing 747-200 aircraft supporting ACMI for the comparable period in 2007.
     Scheduled Service revenue increased significantly due to higher revenue ton miles as well as higher yields per revenue ton mile. RTMs in the Scheduled Service segment were 818.7 million on a total capacity of 1,280.2 million ATMs in the first half of 2008, compared with RTMs of 711.4 million on a total capacity of 1,116.9 million ATMs in the first half of 2007. Block Hours were 21,830 in the first half of 2008, compared with 19,165 for the first half of 2007, an increase of 2,665, or 13.9%. Load Factor was 64.0% with a Yield of $0.455 in the first half of 2008, compared with a Load Factor of 63.7% with a Yield of $0.380 in the first half of 2007, representing an increase of 0.3 percentage points in load factor and an increase in yield of 19.7%. Scheduled Service Block Hours in the second half of 2008 increased over the second half of 2007 due to the addition of two 747-400 aircraft during the second quarter for the purpose of serving DHL’s Trans-Pacific Express Network ACMI. One of the aircraft was sourced from ACMI service and the second aircraft was sourced via the deployment of a maintenance spare. The prior period in 2007 was also affected by relatively soft demand in Trans-Pacific markets and the redeployment of approximately one Boeing 747-400 from Scheduled Service to AMC to take advantage of the strong AMC demand. The substantial increase in Scheduled Service yield is primarily the result of fuel surcharge increases that were implemented consistent with the increasing price of fuel in the first half of 2008 compared with the same period in 2007 and the start-up of Express Network ACMI at the end of March 2008. RATM in our Scheduled Service segment was $0.291 in the first half of 2008, compared with $0.242 in the first half of 2007, representing an increase of 20.2%.
     AMC Charter revenue decreased primarily due to a significantly lower volume of AMC Charter flights offset almost entirely by an increase in AMC mileage rates. AMC Charter Block Hours were 9,822 for the first half of 2008, compared with 12,310 for the first half of 2007, a decrease of 2,488 Block Hours, or 20.2%. Revenue per Block Hour was $20,946 for the first half of 2008, compared with $17,219 for the first half of 2007, an increase of $3,727 per Block Hour, or 21.6%. The decrease in AMC Charter activity on a year-over-year basis reflects the spike in AMC demand we experienced in the first quarter of 2007. The AMC demand for Boeing 747 widebody cargo flying fell during the period, which drove the reduction in Atlas’ AMC Block Hours flown during the second half of 2008 compared with the second half of 2007. The AMC raised the wide body cargo per ton mile rate in October 2007 by 2.3% in the normal course of its annual rate making process. The AMC then raised its “pegged fuel price” on February 1, 2008 to $2.70 per gallon and again on June 1, 2008 to $3.20 per gallon. The changes from the rate making process as well as the interim increases in the “pegged fuel price” had the effect of increasing the AMC revenue per Block Hour from $17,219 for the first half of 2007 to $20,946 for the first half of 2008.
     Commercial Charter revenue increased as a result of an increase in Revenue per Block Hour, which offset a small reduction in Block Hours flown in the segment on a year-over-year basis. The increase in revenue per Block Hour was the result of pricing increases we made to compensate for the higher cost of fuel. Commercial Charter Block Hours were 2,989 for the first half of 2008, compared with 3,037 for the first half of 2007, a decrease of 48, or 1.6%. Revenue per Block Hour was $17,688 for the first half of 2008, compared with $14,593 for the first half of 2007, an increase of $3,095 per Block Hour, or 21.2%. The decrease in Block Hours is partially the result of the retirement of one Boeing 747-200 aircraft during the second quarter of 2008 and the retirement of a damaged Boeing 747-200 aircraft in February 2008 (see Note 2 to our Financial Statements for further discussion).
     Dry Leasing revenue remained flat on a year over year basis due to the reduction of Boeing 747-200 aircraft on Dry Lease in the second quarter of 2008. The Company had three Boeing 747-400 aircraft and one Boeing 747-200 aircraft on Dry Lease to third parties at June 30, 2008 and three Boeing 747-400 aircraft and two Boeing 747-200 aircraft on Dry Lease to third parties at June 30, 2007. We experienced customer defaults on three Dry Leased Boeing 747-200 aircraft in the second quarter of 2008 as the two customers leasing these aircraft filed for protection under local insolvency laws. We have repossessed two of the three aircraft from one customer and have been in negotiations regarding the lease of the third aircraft with the other customer. All rents and maintenance reserves payable to us under these Dry Leases were fully reserved against in the second quarter of 2008.
     Total Operating revenue increased in the second half of 2008 compared with the second half of 2007 primarily as a result of the fuel-driven price increases in Scheduled Service and Commercial Charter service, and new Express Network ACMI flying, offset by the volume-driven reductions in revenue from ACMI and AMC flying.
Operating Expenses
     The following table compares our operating expenses for the six months ended June 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Operating Expenses
Aircraft fuel	$351,522	$234,434	$117,088	49.9%
Salaries, wages and benefits	111,748	123,188	(11,440)	(9.3%)
Maintenance, materials and repairs	93,843	83,219	10,624	12.8%
Aircraft rent	80,327	77,123	3,204	4.2%
Ground handling and airport fees	37,622	35,706	1,916	5.4%
Landing fees and other rent	38,930	36,018	2,912	8.1%
Depreciation and amortization	21,183	19,637	1,546	7.9%
Gain on disposal of aircraft	(2,726)	(1,005)	1,721	171.2%
Travel	26,609	24,604	2,005	8.1%
Minority interest	(3,675)	—	3,675	—
Other	45,466	46,312	(846)	(1.8%)

Total operating expense	$800,849	$679,236	$121,613	17.9%

     Aircraft fuel expense increased as a result of increased market prices for fuel. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately $3.26 for the first half of 2008, compared with approximately $2.03 for the first half of 2007, an increase of $1.23, or 60.6%. Fuel consumption for the Scheduled Service and Commercial Charter businesses increased 9.6 million gallons or 13.4% to 81.3 million gallons for the first half of 2008 from 71.7 million gallons during the first half of 2007. The average pegged price per gallon for the AMC business was approximately $2.72 for the first half of 2008, compared with approximately $2.25 for the first half of 2007, an increase of $0.47, or 20.9%. AMC Fuel consumption decreased by 7.7 million gallons, or 19.5%, to 31.9 million gallons for the first half of 2008 from 39.6 million gallons during the first half of 2007. The decrease in our AMC fuel consumption corresponds to the decrease of 2,488 Block Hours in that segment. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.
     Salaries, wages and benefits decreased due to the reduction in Block Hours as well as lower profit sharing and incentive compensation accruals related to decreased profitability in the first half of 2008 compared to the first half of 2007. In the second quarter, we also released employment tax reserves related to the successful resolution of an examination with the IRS resulting in a $2.7 million non-recurring benefit for the period.
     Maintenance materials and repair increased as a result of increases in line and heavy maintenance. Heavy maintenance activity reflects two additional Boeing 747-400 D Checks offset by three fewer Boeing 747-200C Checks. There were five C Checks on Boeing 747-200 aircraft in the first half of 2008, as compared with eight C Checks during the first half of 2007. For our Boeing 747-400 freighters, there were two D Checks in the first half of 2008 compared with none in the prior period. There were 26 engine overhauls in both the first half of 2008 and the first half of 2007. The average cost per overhaul on engines increased during the first half of 2008 compared with 2007. Line maintenance costs per Block Hour showed an increase of 17.3%, or approximately $3.8 million for the first half of 2008 compared with the first half of 2007, attributable to greater rotable repairs, increases in line maintenance, and an unfavorable shift in spare parts loaning and borrowing.
     Aircraft rent increased primarily due to short-term engine leases and supplemental rent expense for return conditions on two leased aircraft. In the first half of 2008, short-term leases resulted in $1.5 million of additional rent expense and we recognized $0.9 million in supplemental expense to reflect maintenance return condition obligations related to two of our leased Boeing 747-200 aircraft.
     Ground handling and airport fees increased primarily as a result of an increase in Scheduled Service flying. Scheduled Service has the highest departure driven ground handling expense of any of our service types.
     Landing fees and other rent increased primarily as a result of the increase in overfly fees related to non-ACMI Block Hours. The higher overfly fees are the result of flying a more fuel efficient route, allowing us to recover the additional overfly fees in fuel savings. We generally do not incur landing fees in our ACMI service as the cost is borne by the customer.
     Depreciation and amortization increased primarily as a result of a reduction in the average fleet life of the Boeing 747-200 aircraft during the second half of 2007 and increases in scrapping of certain engine parts and rotables during overhaul.
     Gain on disposal of aircraft in the second half of 2008 was the result of the disposal of aircraft tail number N527FT, which was damaged and subsequently scrapped (except for engines and other valuable rotable parts) after we reached a settlement with our insurer (see Note 2 our Financial Statements for further discussion). The gain represents the amount the insurance proceeds exceed the net book value of the aircraft. The gain in 2007 was the result of the sale of aircraft tail number N536MC.
     Travel increased as a result of greater crew travel requirements as well as an increase in the cost of airline ticket prices, weakness in the U.S. dollar and increases in travel requirements to meet our customers’ flight schedules.
     Minority Interest is related to DHL’s 49% ownership interest in Polar. The amount of Polar loss attributable to DHL was $3.7 million for the first half of 2008, which is reflected as a decrease in our consolidated operating expenses.
     Other operating expenses decreased slightly compared to the same quarter in the prior year. Bad debt expense decreased by approximately $1.0 million and we recorded a $1.8 million benefit from reduced interest from a settlement with the IRS on an employment tax examination, partially offset by an increase in AMC commission expense of approximately $2.0 million related to higher AMC mileage rates.
     Total operating expense increased in the first half of 2008 compared with the first half of 2007 primarily due to the increased price of aircraft fuel.
Non-operating Expenses
     The following table compares our non-operating expenses for the six months ended June 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Non-operating Expenses
Interest income	$(8,476)	$(7,259)	$1,217	16.8%
Interest expense	23,092	22,522	570	2.5%
Capitalized interest	(4,049)	(1,963)	2,086	106.3%
Other (income) expense, net	139	92	47	51.1%
     Interest income increased in the first half as higher cash balances available for investing were offset by a reduction in the effective yield on cash and cash equivalents.
     Interest expense increased by 2.5% on a year over year basis due to increased debt related to the PDP financing facility on five of our twelve firm Boeing 747-8F orders. Long-term debt and capital leases including the current portion averaged approximately $443.7 million in the first half of 2008 compared with approximately $411.8 million in the first half of 2007.
     Capitalized interest increased due to interest paid on our PDP financing facility in 2008 and increases in PDP balances paid to Boeing related to our Boeing 747-8F orders.
     Other (income) expense, net increased slightly due to realized losses on the exchange of foreign denominated currencies into U.S. dollars. The U.S. dollar strengthened slightly against most foreign currencies during the first half of 2008 compared with the beginning of the year.
     Income taxes The effective tax rate for the first half of 2008 was an expense of 1,645.1% compared with a benefit of 39.8% for the first half of 2007. Our rate for the first half of 2008 differed from the statutory rate primarily due to losses incurred by our Polar subsidiary and the disproportionate relationship of those losses to consolidated pretax income for the period. Polar did not record income tax benefits related to its losses in the first half of 2008 because Polar has no prior period income and these losses may only offset future income. Until future income occurs, no tax benefit will be recorded. Our rates for the first half of 2007 reflect the recognition of a deferred tax asset of $37.0 million offset by a tax reserve of $9.3 million related to the issuance of shares in Polar to DHL.
Segments
     Management allocates the direct costs of aircraft operation and ownership among the reportable segments based on the aircraft type and activity levels in each segment. Direct costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt and aircraft depreciation. Certain of our costs are fixed, indirect costs. These costs are not affected by fleet types or activity levels in our business segments and therefore these costs are not allocated among segments. Examples of unallocated fixed costs are administrative costs including operations administration, finance, human resources, information technology, non-aircraft depreciation, and other non-operating costs.
     For purposes of segment disclosure, management views the Direct Contribution from our Express Network ACMI flying as a split between the ACMI contribution derived from the Flight Services Agreement and other related services tied to the DHL Express Network ACMI operation, which is shown in ACMI, and the residual contribution attributable to Scheduled Service operations. The consolidation of Polar results reflects Express Network ACMI flying as Scheduled Service revenue in our financial statements and operating statistics. For segment reporting purposes all revenue derived from ACMI and related services provided to Polar for Express Network ACMI operations have been reclassified from Scheduled Service to the ACMI segment (see table below for reconciliation of revenue per the Financial Statements to revenue by segment). All costs associated with providing such services have also been reclassified for purposes of calculating Direct Contribution. Non-ACMI costs and an equal amount of revenue remain in the Scheduled Service segment.
     Ownership costs are apportioned to segments based on aircraft equivalents (derived from Block Hours flown) except for certain ACMI flying, which involves dedicated aircraft, in which case the allocation is based on the number of dedicated aircraft. The following table compares our Direct Contribution for segments (see Note 4 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using Direct Contribution) for the six months ended June 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Direct Contribution:
ACMI	$23,758	$32,973	$(9,215)	(27.9%)
Scheduled Service	(29,515)	899	(30,414)	(3,383.2%)
AMC Charter	51,935	46,302	5,633	12.2%
Commercial Charter	(3,586)	2,261	(5,847)	(258.6%)
Dry Leasing	7,207	9,015	(1,808)	(20.1%)

Total Direct Contribution	$49,799	$91,450	$(41,651)	(45.5%)

Unallocated Fixed Costs	$52,279	$57,121	$(4,842)	(8.5%)

ACMI Segment
     During the six months ended June 30, 2008 there was an average of 10.5 Boeing 747-400 aircraft and an average of 1.8 Boeing 747-200 aircraft supporting ACMI compared with an average of ten Boeing 747-400 aircraft and an average of three Boeing 747-200 aircraft supporting ACMI for the comparable period in 2007. ACMI segment Direct Contribution decreased primarily due to a decrease in Block Hours flown as well as increases in ownership and maintenance costs. Ownership costs increased as a result of more CF6-80 engine leases in support of our expanded Boeing 747-400 fleet. The increase in maintenance costs was primarily due to two additional Boeing 747-400 D-Checks and one additional CF6-80 engine overhaul in the first half of 2008 compared with the same period last year
Scheduled Service Segment
     Direct Contribution relating to the Scheduled Service segment decreased primarily as a result of fuel price increases as well as higher ownership and maintenance costs. Ownership costs increased as a result of more CF6-80 engine leases in support of our expanded Boeing 747-400 fleet. The increase in maintenance costs was primarily due to two additional Boeing 747-400 D-Checks in the first half of 2008 compared with the first half of 2007 as well as higher engine maintenance expense. The increased costs were partially offset by fuel-surcharge-driven yield increases.
AMC Charter Segment
     Direct Contribution relating to the AMC Charter segment increased 12.2% on 20.2% fewer Block Hours. The increase in the Direct Contribution is due to contractual rate increases as well as the interim increases in the “pegged fuel price” (see AMC Revenue discussion above), which had the effect of increasing the AMC revenue per Block Hour from $17,219 for the first half of 2007 to $20,946 for the first half of 2008. Although the price of fuel increased significantly on a period-over-period basis, the AMC reimburses the Company for its AMC fuel costs. The increase in the AMC mileage rate, which includes a standard profit margin allowed by the AMC, was partially offset by cost increases in commissions and fuel.
Commercial Charter Segment
     Direct Contribution relating to the Commercial Charter segment declined as a result of increases in fuel costs that were not fully offset by fuel-driven price increases. The decrease in Block Hours was partially due to the unavailability of one Boeing 747-200 equivalent since February 2008
Dry Leasing
     Direct Contribution relating to the Dry Leasing segment declined due to an increase in costs related to return condition accruals and the operating costs of our Dry Leasing subsidiary. In addition, we experienced customer defaults on three Dry Leased Boeing 747-200 aircraft in the second quarter of 2008 as the two customers leasing these aircraft filed for protection under local insolvency laws. We have repossessed two of the three aircraft from one customer and have been in negotiations regarding the lease of the third aircraft with the other customer. The two repossessed aircraft have been made available for use by our AMC and Commercial Charter Segments. All rents and maintenance reserves payable to us under these Dry Leases were fully reserved against in the second quarter of 2008.
Unallocated Fixed Costs
     Unallocated fixed costs for the first half of 2008 were $52.3 million compared to $57.1 million in the same period of the prior year. The decrease of $4.8 million or 8.5% is attributable primarily to a one time benefit from the release of employment tax reserves and reduced accrued interest from a settlement with the IRS on an employment tax examination.
Liquidity and Capital Resources
     At June 30, 2008, we had cash and cash equivalents of $367.5 million, compared with $477.3 million at December 31, 2007, a decrease of $109.8 million, or 23.0%. The decrease in cash is the result of payments used for investing activities of $268.5 million partially offset by cash provided by operating and financing activities of $26.5 million and $132.3 million, respectively. On January 30, 2008, Atlas entered into a $270.3 million PDP Financing Facility with Norddeutsche Landesbank, in connection with five new Boeing 747-8F wide-body freighters scheduled for delivery between February and July 2010. In addition on July 3, 2008, Atlas entered into a $58.4 million, five year term loan and a commitment for an additional $41.1 million five term loan expected to close in the third quarter of 2008. We consider cash on hand, the PDP Financing Facility, the term loans (see Notes 3 and 9 to our Financial Statements) and cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures. Capital Expenditures for the remainder of 2008 are projected to be approximately $194.5 million, which includes Boeing 747-8F aircraft pre-delivery deposits (see Note 5 to our Financial Statements) and the remaining payments due on the Boeing 747-400 conversion freighter.
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
     Operating Activities. Net cash provided by operating activities for the first half of 2008 was $26.5 million, compared with net cash provided by operating activities of $43.9 million for the first half of 2007. The decrease in cash from operating activities is the result of the net loss and an increase in accounts receivable partially offset by an increase in accounts payable and accrued liabilities.
     Investing Activities. Net cash used for investing activities was $268.5 million for the first half of 2008, consisting primarily of capital expenditures of $274.4 million (including Boeing 747-8F pre-delivery deposits of $96.9 million and payments made for the acquisition of two Boeing 747-400 aircraft of $152.3 million) offset by insurance proceeds of $5.9 million. Net cash used by investing activities was $24.4 million for the first half of 2007 consisting primarily of capital expenditures of $30.4 million (including Boeing 747-8F aircraft pre-delivery deposits of $12.4 million) offset by $6.0 million in proceeds from the sale of a Boeing 747-200 aircraft.
     Financing Activities. Net cash provided by financing activities was $132.3 million for the first half of 2008, which consisted primarily of $107.3 million in borrowings under the PDP Financing Facility, proceeds from the DHL investment of $38.6 million, $3.2 million in proceeds from the exercise of stock options and a $1.2 million tax benefit on restricted stock and stock options offset by $17.5 million of payments on long-term debt and capital lease obligations and a $0.4 million purchase of treasury stock. Net cash provided by financing activities was $61.1 million for the first half of 2007, which reflects proceeds from the DHL investment of $75.0 million and $4.0 million in proceeds from stock option exercises and $1.6 million in tax benefits on restricted stock and stock options, offset by $18.8 million of payments on long-term debt and capital lease obligations and a $0.7 million purchase of treasury stock.
Debt Agreements
     See Note 6 to the audited consolidated financial statements included in the 2007 10-K for a description of the Company’s debt obligations and amendments thereto.
Off-Balance Sheet Arrangements

     There were no material changes in our off-balance sheet arrangements during the six months ended June 30, 2008.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2007 10-K, except as follows:
     Aviation fuel. Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10% increase or decrease in the average cost per gallon of fuel for the second quarter of 2008. Based on actual fuel consumption during the second quarter of 2008 for the Scheduled Service and Commercial Charter business segments, such an increase or decrease would result in a change to aviation fuel expense of approximately $15.8 million for the second quarter of 2008. Fuel prices for AMC are set each September by the military and are fixed for the year and adjusted to actual costs incurred. ACMI does not present an aviation fuel market risk, as the cost of fuel is borne by the customer.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     With respect to the fiscal quarter ended June 30, 2008, the information required in response to this Item is set forth in Note 5 to our Financial Statements contained in this report, and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We made the following repurchases of shares of our common stock during the fiscal quarter ended June 30, 2008:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares Purchased	Average Price Paid	Announced Plans or	Purchased Under the
Period	(a)	per Share	Programs (b)	Plans or Programs
April 1, 2008 through April 30, 2008	170	$58.54	—	—

May 1, 2008 through May 31, 2008	1,275	$61.62	—	—

June 1, 2008 through June 30, 2008	3,747	$52.41	—	—

Total	5,192	$54.87	—	—

(a)	This column reflects the repurchase of 5,192 shares of common stock, previously issued by Holdings, to satisfy individual income tax liabilities of our employees at statutory minimum rates resulting from the vesting of restricted shares during such period.

(b)	There are no approved share repurchase programs.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our annual meeting of stockholders held in New York, New York on May 21, 2008, our stockholders re-elected our Board of Directors, and the shares present at the meeting were voted for or withheld from each nominee were as follows:

Name	Number of Shares Voted For	Number of Shares Withheld
Robert F. Agnew	17,369,608	94,122
Timothy J. Bernlohr	16,846,263	617,467
Keith E. Butler	17,369,656	94,074
Eugene I. Davis	16,574,488	889,242
William J. Flynn	17,419,452	44,278
James S. Gilmore III	10,687,376	6,776,354
Carol B Hallett	17,406,467	57,263
Frederick McCorkle	16,883,389	580,341
     Jeffrey H. Erickson, our former President and Chief Executive Officer, did not to stand for election and retired from the Board at the time of the meeting.

     The Audit Committee’s designation of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was ratified by the stockholders. The shares present at the meeting were voted on the proposal as follows: 17,158,062 shares voted for approval, 305,228 shares voted against the proposal, with 440 shares abstaining.
At the meeting, our stockholders also approved an amendment to the Atlas Air Worldwide Holdings, Inc. 2007 Incentive Plan (the “2007 Plan”) to increase the amount of shares reserved under the 2007 Plan by 1,100,000. The shares present at the meeting were voted on the proposal as follows: 16,122,814 shares voted for approval, 497,113 shares voted against the proposal, with 62,702 shares abstaining. There were 781,101 broker non-votes in respect of this proposal.
ITEM 6. EXHIBITS
     a. Exhibits
     See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.
Dated: August 7, 2008	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: August 7, 2008	/s/ Jason Grant
Jason Grant
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Atlas Air Worldwide Holdings Incentive Plan (As Amended), filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated May 21, 2008, and incorporated herein by reference.

10.2	Employment Agreement by and between Ronald A. Lane and Atlas Air, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.