Form 10-Q
period 2008-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2008-11-06
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑      No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS: As of September 30, 2008, there were 21,762,292 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$379,200	$477,309
Short-term investments	48,275	—
Accounts receivable, net of allowance of $4,985 and $3,481, respectively	123,639	134,014
Prepaid maintenance	62,583	72,250
Deferred taxes	21,810	35,053
Prepaid expenses and other current assets	29,601	24,693

Total current assets	665,108	743,319
Property and equipment
Property and equipment, net	929,182	594,872
Other Assets
Deposits and other assets	35,249	41,038
Lease contracts and intangible assets, net	36,583	37,961

Total Assets	$1,666,122	$1,417,190

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$21,317	$29,600
Accrued liabilities	136,263	163,831
Deferred gain	153,347	151,742
Current portion of long-term debt and capital leases	43,973	28,444

Total current liabilities	354,900	373,617
Other Liabilities
Long-term debt and capital leases	590,638	365,619
Deferred taxes	15,483	21,570
Other liabilities	99,194	93,682

Total other liabilities	705,315	480,871

Commitments and contingencies (Note 5)
Minority interest	9,802	13,477
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 21,932,378 and 21,796,484 shares issued, 21,762,292 and 21,636,250 shares outstanding (net of treasury stock), at September 30, 2008 and December 31, 2007, respectively	219	218
Additional paid-in-capital	352,205	341,537
Receivable from issuance of subsidiary stock	(40,054)	(77,065)
Treasury stock, at cost; 170,086 and 160,234 shares, respectively	(7,096)	(6,599)
Accumulated other comprehensive income	7	1,750
Retained earnings	290,824	289,384

Total stockholders’ equity	596,105	549,225

Total Liabilities and Stockholders’ Equity	$1,666,122	$1,417,190

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Operating Revenues	$460,658	$398,728	$1,272,459	$1,126,690

Operating Expenses
Aircraft fuel	223,436	140,333	574,958	374,767
Salaries, wages and benefits	54,697	58,740	166,445	181,928
Maintenance, materials and repairs	44,777	38,123	138,620	121,342
Aircraft rent	40,175	39,183	120,502	116,306
Ground handling and airport fees	17,049	20,818	54,671	56,524
Landing fees and other rent	16,994	18,673	55,924	54,691
Depreciation and amortization	8,715	12,171	29,898	31,808
Gain on disposal of aircraft	—	—	(2,726)	(1,005)
Travel	10,570	12,142	37,179	36,746
Minority interest	—	—	(3,675)	—
Other	24,000	23,185	69,466	69,497

Total operating expenses	440,413	363,368	1,241,262	1,042,604

Operating income	20,245	35,360	31,197	84,086

Non-operating Expenses
Interest income	(2,752)	(5,157)	(11,228)	(12,416)
Interest expense	12,907	11,150	35,999	33,672
Capitalized interest	(3,039)	(1,182)	(7,088)	(3,145)
Other (income) expense, net	2,978	(112)	3,117	(20)

Total non-operating expenses	10,094	4,699	20,800	18,091

Income before income taxes	10,151	30,661	10,397	65,995
Income tax expense (benefit)	4,910	(1,691)	8,957	(15,739)

Net income	$5,241	$32,352	$1,440	$81,734

Income per share:
Basic	$0.24	$1.52	$0.07	$3.86

Diluted	$0.24	$1.51	$0.07	$3.81

Weighted average shares:
Basic	21,552	21,285	21,494	21,169

Diluted	21,662	21,489	21,581	21,425

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$1,440	$81,734
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	29,898	31,808
Accretion of debt discount	5,456	5,479
Amortization of operating lease discount	1,378	1,377
Amortization of debt issuance costs	45	—
Provision for (release of) allowance for doubtful accounts	(53)	580
Loss on short-term investments	1,547	—
Gain on disposal of aircraft	(2,726)	(1,005)
Deferred taxes	7,156	(17,782)
Stock-based compensation expense	5,956	5,735
Minority interest	(3,675)	—
Other, net	—	1,960
Changes in operating assets and liabilities	(5,048)	(13,875)

Net cash provided by operating activities	41,374	96,011

Cash Flows from Investing Activities:
Capital expenditures	(371,868)	(46,962)
Redesignation of cash equivalents to short-term investments	(49,822)	—
Proceeds from sale of aircraft	—	6,000
Insurance proceeds	5,900	—

Net cash used by investing activities	(415,790)	(40,962)

Cash Flows from Financing Activities:
Proceeds from loan	261,959	—
Proceeds from stock option exercises	3,424	5,237
Purchase of treasury stock	(497)	(2,075)
Excess tax benefits from share-based compensation expense	1,289	2,931
Proceeds from issuance of subsidiary stock	38,616	75,000
Proceeds from refundable deposit	—	30,000
Payment of debt issuance costs	(1,617)	—
Payments on debt	(26,867)	(25,476)

Net cash provided by financing activities	276,307	85,617

Net increase (decrease) in cash and cash equivalents	(98,109)	140,666

Cash and cash equivalents at the beginning of period	477,309	231,807

Cash and cash equivalents at the end of period	$379,200	$372,473

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2008
1. Basis of Presentation
     The accompanying interim Condensed Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Financial Statements exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) and its consolidated subsidiaries as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2007 included in the Annual Report on Form 10-K of Holdings that was filed with the SEC on February 28, 2008 (the “2007 10-K”).
     Holdings is the parent company of two principal operating subsidiaries, Atlas Air, Inc. (“Atlas”), which is wholly owned, and Polar Air Cargo Worldwide, Inc. (“Polar”), of which Holdings has a 51% economic interest and 75% voting interest. On June 28, 2007, Polar issued shares representing a 49% economic interest and a 25% voting interest to DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”). Prior to that date, Polar was wholly owned by Holdings and was the parent company of Polar Air Cargo, Inc. (“Polar LLC”). Holdings, Atlas, Polar and Polar LLC are referred to collectively as the “Company”. The Company provides air cargo and related services throughout the world, serving Asia, the Middle East, Australia, Europe, South America, Africa and North America through: (i) contractual lease arrangements, including contracts through which the Company leases an aircraft to a customer and provides value-added services including, crew, maintenance and insurance (“ACMI”); (ii) airport-to-airport scheduled air cargo service (“Scheduled Service”); (iii) military charter (“AMC Charter”); (iv) seasonal, commercial and ad-hoc charter services (“Commercial Charter”); and (v) dry leasing or sub-leasing of aircraft and engines (“Dry Leasing” or “Dry Lease”). The Company operates only Boeing 747 freighter aircraft.
     The Company’s quarterly results have in the past been subject to seasonal and other fluctuations and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.
     Except for per share data, all dollar amounts are in thousands unless otherwise noted.
2. General
DHL
     In March 2008, Atlas entered into a three year ACMI agreement and related agreements with Polar for two Boeing 747-400 aircraft, beginning on March 21, 2008. Polar entered into an interim blocked space agreement (the “Interim BSA”) with DHL covering these two aircraft commencing on March 30, 2008 and expiring on October 27, 2008. In addition, on March 21, 2008, Polar and DHL amended and restated the original blocked space agreement entered into in June 2007 (the “Amended BSA”) to include these two additional aircraft as part of that agreement beginning on the expiration of the Interim BSA. See Note 3 of the 2007 10-K for discussion of the blocked space agreement. Under the Interim BSA, Polar began express network flying (“Express Network ACMI”) on March 30, 2008 and the direct contribution for such flying is included as part of the ACMI reporting segment (see Notes 5 and 9 for further discussion).
Short-Term Investments
     Our short-term investments were primarily comprised of an investment in The Reserve Primary Fund (the “Primary Fund”), a money market fund that has temporarily suspended redemptions and is in the process of being liquidated.
     At September 30, 2008, the fair value of our investment in the Primary Fund was $99.6 million. The cost of this investment was $101.1 million. In mid-September, the net asset value of the Primary Fund decreased below $1.00 per share as a result of the Primary Fund’s valuing at zero its holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for bankruptcy on September 15, 2008. Lehman Brothers represented approximately 1.5% of the Primary Fund’s holdings as of September 16, 2008. Accordingly, we recorded a $1.5 million loss to recognize our pro rata share of the estimated loss in this investment.
     On September 22, 2008, the SEC issued an exemptive order under Section 22(e) of the Investment Company Act, whereby distributions from the Primary Fund would be under the supervision of the SEC. We expect distributions will occur as the Primary Fund’s assets mature or are sold. While we expect to receive substantially all of our current holdings in the Primary Fund, we cannot predict when this will occur or the amount we will receive. We have subsequently received a $51.3 million distribution as of October 31, 2008. Accordingly, we have reclassified the remaining investment from cash and cash equivalents to short-term investments on our Condensed Consolidated Balance Sheet as of September 30, 2008.
Investments
     The Company holds a minority interest (49%) in a private company, Global Supply Systems (“GSS”), which is accounted for under the equity method. The September 30, 2008 and December 31, 2007 aggregate carrying value of the investment was $5.3 million and $5.6 million, respectively, and was included within Deposits and other assets on the Condensed Consolidated Balance Sheets.
     Atlas has Dry Leased three owned aircraft to this company. The leases have terms that mature in the third quarter of 2009. The carrying value of these leased aircraft as of September 30, 2008 and December 31, 2007 was $164.8 million and $168.1 million, respectively. The related accumulated depreciation as of September 30, 2008 and December 31, 2007 was $19.9 million and $16.5 million, respectively. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. Total rental income for the three aircraft was $10.8 million and $10.2 million for the three months ended September 30, 2008 and 2007, respectively, and $32.4 million and $33.1 million for the nine months ended September 30, 2008 and 2007, respectively.
Property and equipment, net
     Property and equipment, net consisted of the following at:

	September 30,	December 31,
	2008	2007
Flight equipment	$757,274	$583,468
Ground equipment	24,885	23,040
Purchase deposits for flight equipment	251,959	75,026
Less: accumulated depreciation	(104,936)	(86,662)

Property and equipment, net	$929,182	$594,872

     Included in purchase deposits for flight equipment is capitalized interest of $10.3 million and $5.2 million, at September 30, 2008 and December 31, 2007, respectively.
     On January 11, 2008, AAWW entered into an aircraft purchase agreement under which AAWW or its designee agreed to acquire two 747-400 aircraft. The acquisition of such aircraft was completed on May 6, 2008. The aircraft include one production 747-400 freighter, which entered service on June 12, 2008, and one passenger configured 747-400 aircraft that was converted to freighter configuration and entered service on September 25, 2008. The aggregate purchase price for these aircraft was approximately $168.4 million, which includes conversion and conforming costs.
     In February 2008, one of the Company’s 747-200 aircraft (tail number N527MC) on a short-term ACMI lease sustained hull damage due to improper shipper packaging of a load. The plane landed safely, but as a result of this incident the airframe was damaged beyond economic repair. Atlas negotiated a net $5.9 million cash-in-lieu-of-repair settlement with its insurance carriers and received the insurance proceeds in June 2008. The Company removed the engines and other certain high value rotable parts, which were transferred into rotable inventory. The remainder of the airframe was sold for scrap metal. Since the settlement proceeds exceeded the net book value of the airframe after salvaging certain rotable parts, the Company recorded a gain of $2.7 million in the second quarter of 2008.
     In March 2007, the Company sold aircraft tail number N536MC for $6.0 million and recorded a gain of approximately $1.0 million.

Concentration of Credit Risk and Significant Customers
     United States Military Airlift Mobility Command (“AMC”) charters accounted for 25.9% and 22.8% of the Company’s total revenues for the three months ended September 30, 2008 and 2007, respectively, and 25.6% and 26.9% for the nine months ended September 30, 2008 and 2007, respectively. Accounts receivable from AMC were $18.4 million and $32.2 million at September 30, 2008 and December 31, 2007, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 7.0% and 10.5% of the Company’s total revenues for the three months ended September 30, 2008 and 2007, respectively, and 7.4% and 11.2% for the nine months ended September 30, 2008 and 2007, respectively. Emirates accounted for 40.2% and 47.0% of the Company’s ACMI revenues for the three months ended September 30, 2008 and 2007, respectively, and 40.1% and 47.5% for the nine months ended September 30, 2008 and 2007, respectively. Accounts receivable from Emirates were $11.8 million and $13.4 million at September 30, 2008 and December 31, 2007, respectively. No other customer accounted for 10% or more of the Company’s total operating revenues or accounts receivable during these periods.
Debt Discount
     At September 30, 2008 and December 31, 2007, the Company had $70.0 million and $75.4 million, respectively, of unamortized discount related to fair market value adjustments recorded against debt upon application of fresh-start accounting.
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
     As of September 30, 2008, based on market conditions during the period, we changed the valuation technique for the Company’s investment in the Primary Fund from Level 1 to Level 3 within the SFAS No. 157 three-tier fair value hierarchy. The Company adjusted its Level 1 fair value measurement of the Primary Fund by reducing the value of the fund by the anticipated amount of the losses for Lehman Brothers. Changes in market conditions could result in further adjustments to the fair value of this investment.
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
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.
Reclassifications
     Certain reclassifications have been made in the prior period’s Condensed Consolidated Financial Statement amounts and related note disclosures to conform to the current period’s presentation, primarily related to the classification of segments and commission income.
3. Notes Payable
     On January 30, 2008, Atlas entered into a $270.3 million pre-delivery deposit payment (“PDP”) financing facility with Norddeutsche Landesbank Girozentrale (the “PDP Financing Facility”), which is intended to fund a portion of Atlas’ PDP obligations in respect of the first five aircraft to be delivered to Atlas under its 747-8F purchase agreement with The Boeing Company (“Boeing”). These aircraft are contractually scheduled for delivery between February and July 2010.
     The facility is comprised of five separate tranches and is secured by certain of Atlas’ rights in, and to, the purchase agreement, but only to the extent related to the first five aircraft scheduled to be delivered thereunder. In the case of a continuing event of default by Atlas, the lenders will have certain rights to assume Atlas’ position and accept delivery of the related aircraft. Each tranche relating to each aircraft will become due on the earlier of (a) the date the aircraft is delivered or (b) up to nine months following the last day of the scheduled delivery month, depending on the cause of the delivery delay.
     Funds available under the facility are subject to certain up-front and commitment fees, and funds drawn under the facility bear interest at Libor plus a margin. The facility is guaranteed by AAWW and is subject to typical and customary events of default. As of September 30, 2008, the Company had borrowed $162.0 million under the facility and has unused availability of $108.3 million.
     On July 3, 2008, Atlas entered into a $58.4 million five year term loan agreement with BNP Paribas and DVB Bank AG, secured by aircraft tail number N419, which was acquired on May 6, 2008 (see Note 2 for further discussion).
     On September 19, 2008, Atlas entered into a $41.6 million, five year term loan agreement with BNP Paribas and DVB Bank AG, secured by aircraft tail number N429, also acquired on May 6, 2008 (see Note 2 for further discussion).
     Funds available under the loan agreements are subject to certain up-front and commitment fees, and funds drawn under the loan agreements will bear interest at Libor, plus a margin. The facility is guaranteed by AAWW and is subject to typical and customary events of default. Collectively the two term loans are referred to as the (“Term Loans”).

4. Segment Reporting
     The Company has five reportable segments: ACMI, Scheduled Service, AMC Charter, Commercial Charter and Dry Leasing. Each segment has different operating and economic characteristics which are separately reviewed by the Company’s senior management.
     The Company is pursuing growth in its Dry Leasing business. The increasing importance of this business has led senior management to classify Dry Leasing as a separate reportable segment and in the first quarter of 2008, the Company formed a wholly owned subsidiary, based in Ireland, for the purpose of Dry Leasing aircraft and engines. Separately, the Company currently Dry Leases three 747-400s to GSS. GSS, in turn, provides ACMI services with these aircraft. In addition, the Company currently has one 747-200 aircraft Dry Leased to a cargo operator. Previously, the Company included Dry Lease revenue with Other Revenue and did not report the segment results separately.
     In addition to reporting the Dry Lease segment separately, in the first quarter of 2008 the Company changed the principal economic performance metric it reports for each of its business segments. Previously, the Company used Fully Allocated Contribution (“FAC”) as its economic performance metric. FAC was computed by allocating all operating and non-operating costs to segments, while taxes, post-emergence costs and related professional fees, gains on the sale of aircraft, and other unusual items were not allocated to segments. As part of the change, management has adopted an economic performance metric that shows profitability of each segment after allocation of direct costs and ownership (“Direct Contribution”). Management believes that Direct Contribution is a better measurement of segment profitability. Direct costs and ownership include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt and aircraft depreciation. Direct Contribution shows each segment’s contribution to corporate fixed costs. Although corporate fixed costs are not allocated to each segment, the total corporate fixed costs are disclosed. Direct Contribution consists of income (loss) before taxes, excluding post-emergence costs and related professional fees, gains on the sale of aircraft, and unallocated fixed costs. Unallocated fixed costs include corporate overhead, non-aircraft depreciation, interest income, foreign exchange gains and losses and other non-operating costs.
     Management allocates the direct costs of aircraft operation and ownership among the various segments based on the aircraft type and activity levels in each segment. Allocation methods are standard activity-based methods commonly used in the industry.
     The ACMI segment provides aircraft, crew, maintenance and insurance services, whereby customers receive the use of an insured and maintained aircraft and crew in exchange for, in most cases, a guaranteed monthly level of operation at a predetermined rate for defined periods of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel. Beginning on March 30, 2008, Polar began Express Network ACMI flying with two aircraft for DHL. Under the terms of the Interim BSA, DHL is responsible for the commercial revenue risk (yields and cargo loads) and bears all of the direct costs of operation, including fuel, for these two aircraft. For purposes of segment disclosure, management views the Direct Contribution from our Express Network ACMI flying as a split between the ACMI contribution derived from the Flight Services Agreement and other related services tied to the DHL Express Network ACMI operation, which is shown in ACMI, and the residual contribution, which is attributable to Scheduled Service operations. The consolidation of Polar results reflects Express Network ACMI flying as Scheduled Service revenue in our Financial Statements and operating statistics. For segment reporting purposes all revenue derived from ACMI and related services provided to Polar for Express Network ACMI operations have been reclassified from Scheduled Service to the ACMI segment (see table below for reconciliation of revenue per the Financial Statements to revenue by segment). All costs associated with providing such services have also been reclassified for purposes of calculating Direct Contribution. Non-ACMI costs and an equal amount of revenue remain in the Scheduled Service segment.
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
     The following table sets forth revenues and Direct Contribution for the Company’s five reportable business segments reconciled to operating income (loss) and income (loss) before income taxes as required by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, for the stated periods:
For the Three Months Ended

	September 30, 2008			September 30, 2007
		Express			Express
	Revenue per	Network		Revenue per	Network
	Financial	ACMI	Segment	Financial	ACMI	Segment
	Statements	Revenue	Revenue	Statements	Revenue	Revenue
Revenues:
ACMI	$80,678	$15,870	$96,548	$88,902	$—	$88,902
Scheduled Service	221,926	(15,870)	206,056	179,236	—	179,236
AMC Charter	119,507	—	119,507	90,962	—	90,962
Commercial Charter	27,747	—	27,747	27,618	—	27,618
Dry Leasing	10,800	—	10,800	12,010	—	12,010

Total operating revenues	$460,658	$—	$460,658	$398,728	$—	$398,728

For the Nine Months Ended

	September 30, 2008			September 30, 2007
		Express			Express
	Revenue per	Network		Revenue per	Network
	Financial	ACMI	Segment	Financial	ACMI	Segment
	Statements	Revenue	Revenue	Statements	Revenue	Revenue
Revenues:
ACMI	$234,900	$31,804	$266,704	$264,441	$—	$264,441
Scheduled Service	594,823	(31,804)	563,019	449,354	—	449,354
AMC Charter	325,247	—	325,247	302,925	—	302,925
Commercial Charter	80,611	—	80,611	71,947	—	71,947
Dry Leasing	36,878	—	36,878	38,023	—	38,023

Total operating revenues	$1,272,459	$—	$1,272,459	$1,126,690	$—	$1,126,690

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Direct Contribution:
ACMI	$20,062	$22,972	$43,820	$55,945
Scheduled Service	(13,685)	7,637	(43,200)	8,536
AMC Charter	29,735	23,411	81,670	69,713
Commercial Charter	3,180	2,060	(406)	4,321
Dry Leasing	1,738	3,287	8,945	12,302

Total Direct Contribution for reportable segments	41,030	59,367	90,829	150,817

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Add back (subtract):
Unallocated fixed costs	(30,879)	(28,706)	(83,158)	(85,827)
Gain on sale of aircraft	—	—	2,726	1,005

Income (loss) before income taxes	10,151	30,661	10,397	65,995

Add back (subtract):
Interest income	(2,752)	(5,157)	(11,228)	(12,416)
Interest expense	12,907	11,150	35,999	33,672
Capitalized interest	(3,039)	(1,182)	(7,088)	(3,145)
Other, net	2,978	(112)	3,117	(20)

Operating income	$20,245	$35,360	$31,197	$84,086

5. Commitments and Contingencies
     On September 8, 2006, Atlas and Boeing entered into a purchase agreement (the “Boeing Agreement”) providing for the purchase by Atlas of 12 747-8F freighter aircraft. The Boeing Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 deliveries contractually scheduled by the end of 2011. In addition, the Boeing Agreement provides Atlas with rights to purchase up to an additional 14 747-8F aircraft, of which one is being held under option. Committed expenditures under the Boeing Agreement, including agreements for spare engines and related flight equipment as well as estimated amounts for contractual price escalations, pre-delivery deposits and required option payments, will be $84.5 million for the remainder of 2008, $186.0 million in 2009, $986.0 million in 2010 and $688.8 million in 2011.
Restricted Deposits and Letters of Credit
     At September 30, 2008 and December 31, 2007, the Company had $6.3 million and $8.5 million, respectively, of restricted deposits either pledged under standby letters of credit related to collateral or for certain deposits required in the normal course of business for items, including, but not limited to, foreign exchange trades, airfield privileges, judicial and credit card deposits and insurance. These amounts are included in Deposits and other assets in the Condensed Consolidated Balance Sheets.
Labor
     The Air Line Pilots Association (“ALPA”) currently represents all of the Company’s U.S. based crewmembers of Atlas and Polar, and Atlas crewmembers based in Stansted, England. Additionally, Atlas employs 46 crewmembers through a branch office in Stansted who are not represented by a union. Collectively, these employees represent approximately 49.4% of the Company’s workforce as of September 30, 2008. The Company is subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of its employees.
     The Atlas collective bargaining agreement with ALPA became amendable in February 2006. Polar’s collective bargaining agreement with ALPA became amendable in April 2007. While both units have filed Railway Labor Act “Section 6” notices to begin negotiations for amended agreements, those negotiations have been placed on hold in favor of completing the merger of the two crew forces as more fully described below.
     In November 2004 the Company initiated steps to merge the ALPA represented crewmember bargaining units of Atlas and Polar. The respective collective bargaining agreements provide for a seniority integration process and the negotiation of a single collective bargaining agreement (“SCBA”). This seniority list integration process was completed by ALPA on November 21, 2006.
     On May 23, 2008, ALPA presented the integrated seniority lists to the Company and directed the Atlas and Polar Master Executive Councils (“MEC”) to begin the required negotiations for a SCBA. In accordance with the provisions of both the Atlas and Polar contracts, if after nine months of bargaining from the date ALPA tendered the integrated seniority lists to the Company any open contract issues remain, those issues are to be resolved by final and binding interest arbitration. This period of bargaining may be extended by mutual agreement of the parties. Currently, the Company anticipates the SCBA direct negotiations and any required interest arbitration to be completed by the latter part of 2009 at which time the SCBA and integrated seniority lists will be implemented.
     By letter dated June 16, 2008, the Company was advised by the National Mediation Board (“NMB”) that the International Brotherhood of Teamsters (“IBT”) had filed a petition to replace ALPA as the representative of the crewmembers of both Atlas and Polar. As part of its petition the IBT has also asserted that Atlas and Polar constitute a “single carrier” for representation purposes under the Railway Labor Act. The NMB subsequently determined that Atlas and Polar do constitute a single carrier for representation purposes and that the IBT has submitted the requisite showing of interest to hold a representation election to determine whether ALPA or the IBT will represent the Atlas and Polar crewmembers. A change in the certified representative of the Company’s crewmembers will not affect the underlying terms of the existing collective bargaining agreements. The Company anticipates this representation matter will be resolved in the fourth quarter of 2008.
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
     As a result of the DOJ Investigation, the Company and Polar LLC have been named defendants, along with a number of other cargo carriers, in a number of class actions in the United States arising from allegations about the pricing practices of a number of air cargo carriers, that have now been consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company and Polar LLC, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges, in violation of United States, state, and European Union antitrust laws. The suit seeks treble damages and injunctive relief. The defendants moved to dismiss the consolidated complaint, and on September 26, 2008, the Magistrate Judge who heard the motion to dismiss issued a decision recommending that the Judge grant the defendants’ motion to dismiss. The Magistrate Judge recommended that plaintiffs’ claims based on the United States antitrust laws be dismissed without prejudice so that plaintiffs have an opportunity to cure the defects in their complaint by pleading more specific facts, if they have any, relevant to their federal claims. The Magistrate Judge recommended that the plaintiffs’ claims based on state and European Union laws be dismissed with prejudice. Both plaintiffs and defendants have objected to portions of the Magistrate Judge’s Report and Recommendation, which is now on appeal to the Federal District Judge.
     On May 30, 2007, the Company and Polar LLC commenced an adversary proceeding in bankruptcy court against each of the plaintiffs in this class action litigation seeking to enjoin the plaintiffs from prosecuting claims against the Company and Polar LLC that arose prior to July 27, 2004, the date on which the Company and Polar LLC emerged from bankruptcy. On August 6, 2007, the plaintiffs consented to the injunctive relief requested, and on September 17, 2007, the bankruptcy court entered an order enjoining plaintiffs from prosecuting Company claims arising prior to July 27, 2004.
     The Company, Polar LLC and a number of other cargo carriers have also been named as defendants in civil class action suits in Ontario and British Columbia, Canada that are substantially similar to the class action suits in the United States.
Korean Fair Trade Commission Inquiry
     On August 26, 2008, Polar received a written inquiry from the Korean Fair Trade Commission (the “KFTC”) seeking data and other information in support of a broad investigation it is conducting into possible anti-competitive behavior relating to international air freight transportation services for which Korea is either the freight origin or destination. On October 24, 2008, Polar submitted materials in response the KFTC request.
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
Trademark Lawsuits
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
     On January 24, 2008, the First Board of Appeal of the EU Trademark Division upheld the decision below, which declared that Atlas Transport’s Community trademark registration is partially invalid. On July 29, 2008, Atlas Transport appealed that decision to the European Court of First Instance, and the appeal is pending. Earlier in 2008, Atlas Transport perfected service of its complaint in a Netherlands lawsuit to have the Company’s Benelux trademark declared invalid on the ground that the Benelux trademark allegedly was obtained by fraud. The Company is vigorously defending itself in that lawsuit, and is seeking a stay pending resolution of the Court of First Instance appeal.
6. Income Per Share and Number of Common Shares Outstanding
     Basic income per share represents the income divided by the weighted average number of common shares outstanding during the measurement period. Diluted income per share represents the income divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that are out of the money for the three and nine months ended September 30, 2008 and 2007 were de minimis.
     The calculation of basic and diluted income per share for the three and nine months ended September 30 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Numerator:
Net income	$5,241	$32,352	$1,440	$81,734

Denominator for basic earnings per share:	21,552	21,285	21,494	21,169
Effect of dilutive securities:
Stock options	76	165	62	182
Restricted stock	34	39	25	74

Denominator for diluted earnings per share:	21,662	21,489	21,581	21,425

Basic income per share	$0.24	$1.52	$0.07	$3.86

Diluted income per share	$0.24	$1.51	$0.07	$3.81

     The calculation of diluted shares is calculated per SFAS No. 128, Earnings per Share, and reflects the potential dilution that could occur from stock options and restricted shares using the treasury stock method and does not include restricted shares and units in which performance or market conditions have not been satisfied of 0.3 million for the three and nine months ended September 30, 2008 and 0.2 million for the three and nine months ended September 30, 2007.
7. Taxes
     The Company’s effective tax rate consists of an expense of 48.4% and a benefit of 5.5% for the third quarter of 2008 and 2007, respectively. The effective rate differs from the statutory rate primarily due to losses incurred by Polar during the third quarter of 2008 for which no tax benefit was recorded, the recognition of a deferred tax asset related to the Company’s investment in Polar during the second quarter of 2007, the non-deductibility of certain items for tax purposes and the relationship of these items to the Company’s projected operating results for the year. Polar did not record income tax benefits related to its losses in the first three quarters of 2008 because Polar has no prior period income to apply against these losses, and, therefore, the losses may only offset future income. Until Polar generates future income, no tax benefit will be recorded.
     The Company maintains a reserve for unrecognized income tax benefits consistent with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). The Company’s FIN 48 reserve balance did not change from December 31, 2007 except for a de minimis amount of interest expense related to this reserve during the first three quarters of 2008. The Company will maintain this reserve until its uncertain positions are reviewed and resolved or until the expiration of the applicable statute of limitations, if earlier.
     During the second quarter of 2008, the Internal Revenue Service commenced an income tax examination related to the Company’s consolidated federal income tax returns for 2005 and 2006. The Service has not proposed any assessment of additional income taxes for those years. In Hong Kong, the years 2001 through 2005 are under examination for Atlas by Inland Revenue, and the years 2003 through 2005 are under examination for Polar Air Cargo, Inc. The tax authorities in Hong Kong have not proposed any assessment of additional income taxes.
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
8. Comprehensive Income (Loss)
     Comprehensive income (loss) included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and unrealized gains and losses on certain investments. For the three and nine months ended September 30, 2008, the Company did not have any derivative instruments. The differences between net income and comprehensive income for the three and nine months ended September 30 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net income	$5,241	$32,352	$1,440	$81,734
Unrealized gain (loss) on derivative instruments, net of 2007 taxes of ($243) and $781	—	(414)	—	1,330
Other, net of 2007 taxes of $119 and $358	(1,853)	147	(1,743)	566

Total other comprehensive income (loss)	(1,853)	(267)	(1,743)	1,896

Comprehensive income (loss)	$3,388	$32,085	$(303)	$83,630

     A roll-forward of the amounts included in Accumulated other comprehensive income, net of taxes, is shown below:

Accumulated Other
Comprehensive
Income
Balance at December 31, 2007	$1,750
Change in value during period,	(1,743)

Balance at September 30, 2008	$7

     Other is primarily composed of unrealized gains and losses on foreign currency translation.
9. Subsequent Events
     On October 9, 2008, the Company announced a stock repurchase program, which authorized the repurchase of up to $100 million of the Company’s common stock. Purchases may be made at the Company’s discretion from time to time on the open market, through negotiated transactions, block purchases or exchange or non-exchange transactions. As of November 6, 2008, the Company has repurchased 700,243 shares of its common stock for approximately $18.9 million, at an average cost of $26.99 per share.
      On October 22, 2008, DHL notified the Company that it would exercise its contractual right to terminate the three year ACMI and related agreements covering two supplemental 747-400 aircraft, effective March 28, 2009. The early termination of the agreements related to the two supplemental aircraft does not affect the core six aircraft currently operating under the Amended BSA, as described further in Note 2. Under the terms of the agreements covering the two supplemental 747-400 aircraft, DHL is able to terminate the use of these supplemental aircraft in March of 2009 with six months advanced notice and payment of an early termination penalty. The Company is currently actively marketing the two aircraft and we expect to place them with an identified customer.

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

ATM	Available Ton Miles, which represent the maximum available tons (capacity) per actual miles flown. It is calculated by multiplying the available capacity (tonnage) of the aircraft by the miles flown by the aircraft.

Block Hours	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

RATM	Revenue per ATM, which represents the average revenue received per available ton mile flown. It is calculated by dividing operating revenues by ATMs.

Revenue Per Block Hour	Calculated by dividing operating revenues by Block Hours.

RTM	Revenue Ton Mile, which is calculated by multiplying actual revenue tons carried by miles flown.

Load Factor	The average amount of weight flown divided by the maximum available capacity. It is calculated by dividing RTMs by ATMs.

Yield	The average amount a customer pays to fly one ton of cargo one mile. It is calculated by dividing operating revenues by RTMs.

A Checks	Low level maintenance checks performed on aircraft at an interval of approximately 400 to 1,100 flight hours.

C Checks	High level or “heavy” airframe maintenance checks, which are more intensive in scope than an A Checks and are generally performed on 18 to 24 month intervals.

D Checks	High level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed on an interval of six to ten years or 25,000 to 28,000 flight hours, whichever comes first for 747-200s and six years for 747-400s.

Direct Contribution	Direct Contribution consists of income (loss) before taxes, excluding post-emergence costs and related professional fees, gains on the sale of aircraft, and unallocated fixed costs. We evaluate performance and allocate resources to our segments based upon this measure.
Business Strategy
     We are the leading provider of aircraft and outsourced aircraft operating solutions to the global air freight industry. We manage and operate the world’s largest fleet of 747 freighters. We provide a unique and compelling value proposition to our customers by giving them access to new production freighters that deliver the highest reliability and lowest unit cost in the marketplace combined with outsourced aircraft operating services that lead the industry in terms of quality and global scale. Our customers include airlines, express delivery providers, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Asia, the Middle-East, Australia, Europe, South America, Africa and North America.

     We believe that demand for high-efficiency, wide-body freighter aircraft and related outsourced aircraft operating solutions will increase due to growing international trade, in particular growth in long-haul, inter-continental trade markets. According to industry studies, global cargo traffic, measured in revenue tonne-kilometers, is expected to triple over the next two decades. As demand continues to increase, we believe that the supply of suitable freighter aircraft will not keep pace with this increase in demand as a result of limited production capacity, limited passenger-to-freight conversion capacity and the anticipated retirement of aging aircraft currently operating in the world fleet.
     As of September 30, 2008, our existing fleet of 36 wide-body, freighter aircraft, including 22 modern, high-efficiency, 747-400 aircraft, and our complementary operating solutions, uniquely position us to benefit from the forecasted growth and increasing demand for wide-body freighter airplanes in the global air freight market. Our market position is further enhanced by our order of 12 new state-of-the-art 747-8F aircraft, scheduled to be delivered in 2010 and 2011. We are the only current provider of these aircraft to the outsourced freighter market. In addition to these 12 aircraft, we also hold rights to purchase up to an additional 14 747-8F aircraft, providing us with flexibility to expand our fleet in response to market conditions.
     We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry. The relative operating cost efficiency of our current 747-400 aircraft and future 747-8F aircraft compared with other wide-body freighter aircraft, including their superior fuel efficiency, create a compelling value proposition for our customers and position us well for growth in both the wet and Dry Lease areas of our business.
     Our primary services are:
•	Freighter aircraft leasing services, which encompasses the following:
•	Fully outsourced aircraft operating solutions of aircraft, crew, maintenance and insurance known as wet leasing or ACMI. An ACMI lease is a contract for the use of one or more dedicated aircraft together with complementary operating services. We typically contract these services for three to six year periods on 747-400s and for shorter periods on 747-200s. Our outsourced operating solutions include crew, maintenance and insurance for the aircraft, while customers assume fuel, Yield and demand risk;

•	Express Network ACMI, where Polar provides outsourced airport-to-airport wide-body cargo aircraft solutions to DHL. As of September 30, 2008, AAWW operated two aircraft, and will operate a minimum of six additional dedicated 747-400 aircraft servicing the requirements of DHL’s trans-Pacific express operations. Polar will also continue to provide scheduled air-cargo service on these aircraft to our Scheduled Service air-cargo freight forwarders and other shipping customers;

•	Aircraft and engine leasing solutions known as Dry Leasing. Dry Leasing usually involves the leasing of aircraft to customers who are responsible for crew, maintenance and insurance and who assume fuel, Yield and demand risk. We typically Dry Lease to third parties for one or more dedicated aircraft for three-to-five year periods. In February 2008, Holdings formed a wholly owned subsidiary based in Ireland, to further its Dry Leasing efforts.
•	Charter services, which encompasses the following:
•	AMC Charter services, where we provide air cargo services for the Air Mobility Command, or the AMC;

•	Commercial Charters, where we provide all-inclusive cargo aircraft charters to brokers, freight forwarders, direct shippers and airlines.
     We look to achieve our strategy through:
•	Actively managing our fleet with a focus on leading-edge aircraft;

•	Focusing on securing long-term contracts;

•	Driving significant and ongoing efficiencies and productivity improvements;

•	Selectively pursuing and evaluating future acquisitions and alliances.

•	Accelerating fleet growth and expanding our leasing business;
     See “Business Overview” and “Business Strategy and Outlook” in the 2007 10-K for additional information.
Results of Operations
Three Months Ended September 30, 2008 and 2007
     The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.
Operating Statistics
     The table below sets forth selected operating data for the three months ended September 30:

			Increase /		Percent
	2008	2007	(Decrease)		Change
Block Hours
ACMI	13,374	14,681	(1,307)		(8.9%)
Scheduled Service	11,786	11,689	97		0.8%
AMC Charter	4,345	5,272	(927)		(17.6%)
Commercial Charter	1,218	1,766	(548)		(31.0%)
Other	167	190	(23)		(12.1%)

Total Block Hours	30,890	33,598	(2,708)		(8.1%)

Revenue Per Block Hour
ACMI	$6,032	$6,056	$(24)		(0.4%)
AMC Charter	27,504	17,254	10,250		59.4%
Commercial Charter	22,781	15,639	7,142		45.7%

Scheduled Service Traffic
RTM’s (000’s)	445,025	439,203	5,822		1.3%
ATM’s (000’s)	710,348	679,960	30,388		4.5%
Load Factor	62.6%	64.6%	(2	)bps
RATM	$0.312	$0.264	$0.048		18.2%
Yield	$0.499	$0.408	$0.091		22.3%

Fuel
Scheduled Service and Commercial Charter
Average fuel cost per gallon *	$3.80	$2.24	$1.56		69.6%
Fuel gallons consumed (000’s)	42,649	45,241	(2,592)		(5.7%)
AMC
Average fuel cost per gallon *	$4.30	$2.25	$2.05		91.1%
Fuel gallons consumed (000’s)	14,250	17,284	(3,034)		(17.6%)

Fleet (average during the period)
Operating Aircraft count	31.8	32.0	(0.2)		(0.6%)
Dry Leased **	4.0	5.0	(1.0)		(20.0%)
Out of Service**	—	—	—		—

*	Includes all into plane costs.

**	Dry Leased and Out-Of-Service aircraft are not included in the operating fleet average aircraft count.
Operating Revenues
     The following table compares our operating revenues for the three months ended September 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Operating Revenues
ACMI	$80,678	$88,902	$(8,224)	(9.3%)
Scheduled Service	221,926	179,236	42,690	23.8%
AMC Charter	119,507	90,962	28,545	31.4%
Commercial Charter	27,747	27,618	129	0.5%
Dry Leasing revenue	10,800	12,010	(1,210)	(10.1%)

Total operating revenues	$460,658	$398,728	$61,930	15.5%

     ACMI revenue decreased due to lower Block Hours, while Revenue Per Block Hour stayed flat compared with the same quarter in the prior year. ACMI Block Hours were 13,374 for the third quarter of 2008, compared with 14,681for the third quarter of 2007, a decrease of 1,307 Block Hours, or 8.9%. Revenue Per Block Hour was $6,032 for the third quarter of 2008, compared with $6,056 for the third quarter of 2007, a decrease of $24 per Block Hour, or 0.4%. The reduction in Block Hours was due to a reallocation of one 747-400 to Express Network ACMI service for DHL. This aircraft is one of the two 747-400s which we began flying for DHL in the second quarter of 2008 in Trans-Pacific Express Network ACMI service. The revenue and operating statistics for the Express Network operation are included in Scheduled Service. During the three months ended September 30, 2008 there was an average of 9.0 747-400 aircraft and an average of 2.3 747-200 aircraft supporting ACMI compared with an average of 10.1 747-400 aircraft and an average of 1.5 747-200 aircraft supporting ACMI for the comparable period in 2007. The increase in 747-200 aircraft in this segment was driven by an increase in short-term ACMI flying performed for various customers compared to the prior year.
     Scheduled Service revenue increased significantly due to higher Yields. ATMs increased on a year-over-year basis. RTMs in the Scheduled Service segment were 445.0 million on a total capacity of 710.3 million ATMs in the third quarter of 2008, compared with RTMs of 439.2 million on a total capacity of 680.0 million ATMs in the third quarter of 2007. Block Hours were 11,786 in the third quarter of 2008, compared with 11,689 for the third quarter of 2007, an increase of 97, or 0.8%. Compared to the same period in the prior year, the third quarter of 2008 saw reduced European Scheduled Service Block Hours which were offset by an increase in Block Hours flown in the Express Network for DHL. Load Factor was 62.6% with a Yield of $0.499 in the third quarter of 2008, compared with a Load Factor of 64.6% with a Yield of $0.408 in the third quarter of 2007, representing a decrease of 2.0 percentage points in load factor and an increase in Yield of 22.3%. Scheduled Service Block Hours in the third quarter of 2008 stayed flat compared to the third quarter of 2007. In the third quarter of 2008 revenue from the Beijing market was adversely affected by factory shutdowns that preceded, and continued beyond, the 2008 Beijing Olympic Games. The year-over-year decrease in demand was offset by the addition of two 747-400 aircraft for the purpose of serving DHL’s Trans-Pacific Express Network service that began in the second quarter of 2008. One of the aircraft necessary to operate the service was sourced from ACMI service and the second aircraft was sourced via the deployment of a maintenance spare in the second quarter and the addition of an incremental 747-400 aircraft to the fleet for the third quarter. The substantial increase in Scheduled Service Yield is primarily the result of the fuel surcharge increases that were implemented consistent with the increasing price of fuel during the third quarter of 2008. RATM in our Scheduled Service segment was $0.312 in the third quarter of 2008, compared with $0.264 in the third quarter of 2007, representing an increase of 18.2%.
     AMC Charter revenue increased primarily as a result of the increase in the AMC’s per ton mile rate offset partially by a reduction in Block Hours. The AMC’s mileage rate includes the cost of fuel, which increased significantly versus the third quarter of 2007. AMC Charter Block Hours were 4,345 for the third quarter of 2008, compared with 5,272 for the third quarter of 2007, a decrease of 927 Block Hours, or 17.6%. The AMC demand for 747 wide-body cargo flying fell during the period, which drove the reduction in Atlas’ AMC Block Hours flown during the third quarter of 2008 compared with the third quarter of 2007. The AMC raised the wide-body cargo rate per ton mile in October 2007 by 2.3% (including fuel) in the normal course of its annual rate making process. The AMC raised its “pegged” fuel price on February 1, 2008 to $2.70 per gallon from $2.20. The AMC then raised the fuel price on June 1, 2008 to $3.20 per gallon, and raised it once more on July 1, 2008 to $4.30 per gallon. The changes to the pegged fuel price drove increases in the revenue rate per ton mile in addition to the 2.3% contractual escalation in October 2007, which had the combined effect of increasing the AMC Revenue Per Block Hour from $17,254 for the third quarter of 2007 to $27,504 for the third quarter of 2008, an increase of $10,250 or 59.4%.
     Commercial Charter revenue increased slightly as a decrease in Block Hours was more than offset by an increase in Revenue Per Block Hour. The increase in Revenue Per Block Hour was the result of pricing increases effected to compensate for the higher cost of fuel and an improved mix of high Yielding charters during the period. Commercial Charter Block Hours were 1,218 for the third quarter of 2008, compared with 1,766 for the third quarter of 2007, a decrease of 548, or 31.0%. Revenue Per Block Hour was $22,781 for the third quarter of 2008, compared with $15,639 for the third quarter of 2007, an increase of $7,142 per Block Hour, or 45.7%. The decrease in Block Hours reflects lower available 747-200 aircraft in 2008 due to the strategic reduction in size of the 747-200 operating fleet over the course of the year.
     Dry Leasing revenue decreased 10.1% on a year over year basis. The Company had an average of three 747-400 aircraft and one 747-200 aircraft on Dry Lease to third parties during the quarter ended September 30, 2008 and an average of three 747-400 aircraft and two 747-200 aircraft on Dry Lease to third parties during the quarter ended September 30, 2007. We experienced customer defaults on three Dry Leased 747-200 aircraft in the second quarter of 2008 as the two customers leasing these aircraft filed for protection under local insolvency laws. We have repossessed two aircraft from one customer and have been in negotiations regarding the lease of the third aircraft with the other customer. All rents and maintenance reserves payable to us under these Dry Leases were fully reserved against in the second quarter of 2008.
     Total operating revenue increased in the third quarter of 2008 compared with the third quarter of 2007, primarily as a result of the fuel-driven price increases in Scheduled Service and AMC, offset by the reduction in ACMI flying and Dry Lease revenue.
Operating Expenses
     The following table compares our operating expenses for the three months ended September 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Operating Expenses
Aircraft fuel	$223,436	$140,333	$83,103	59.2%
Salaries, wages and benefits	54,697	58,740	(4,043)	(6.9%)
Maintenance, materials and repairs	44,777	38,123	6,654	17.5%
Aircraft rent	40,175	39,183	992	2.5%
Ground handling and airport fees	17,049	20,818	(3,769)	(18.1%)
Landing fees and other rent	16,994	18,673	(1,679)	(9.0%)
Depreciation and amortization	8,715	12,171	(3,456)	(28.4%)
Gain on disposal of aircraft	—	—	—	—
Travel	10,570	12,142	(1,572)	(12.9%)
Minority interest	—	—	—	—
Other	24,000	23,185	815	3.5%

Total operating expense	$440,413	$363,368	$77,045	21.2%

     Aircraft fuel expense increased as a result of increased market prices for fuel. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately $3.80 for the third quarter of 2008, compared with approximately $2.24 for the third quarter of 2007, an increase of $1.56, or 69.6%. Fuel consumption for the Scheduled Service and Commercial Charter businesses decreased 2.6 million gallons or 5.7% to 42.6 million gallons for the third quarter of 2008 from 45.2 million gallons during the third quarter of 2007. The average fuel price per gallon for the AMC business was approximately $4.30 for the third quarter of 2008, compared with approximately $2.25 for the third quarter of 2007, an increase of $2.05, or 91.1%. AMC Fuel consumption decreased by 3.0 million gallons, or 17.6%, to 14.3 million gallons for the third quarter of 2008 from 17.3 million gallons during the third quarter of 2007. The 17.6% decrease in our AMC fuel consumption is commensurate with the 17.6% decrease in Block Hours operated in that segment. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.
     Salaries, wages and benefits decreased due to lower crew costs related to the reduction in Block Hours as well as lower profit sharing and incentive compensation accruals related to decreased profitability in the third quarter of 2008 compared to the third quarter of 2007. In addition, we accrued $1.6 million in the third quarter of 2008 in severance and other costs related to the reduction of approximately 6% of our non-pilot work staff related to the re-alignment of our business.
     Maintenance, materials and repair increased primarily as a result of increases in heavy maintenance. The primary cause of the increase in expense was increased engine overhaul activity. There were ten engine overhauls in the third quarter of 2008 compared with six during the third quarter of 2007. We also experienced an increase in the cost per engine overhaul on our CF6-50 engines during the period. In terms of heavy airframe maintenance activity there were two C Checks and no D Checks on 747-200 aircraft in the third quarter of 2008, as compared with three C Checks and one D Check during the third quarter of 2007. Heavy maintenance expenses for our 747-400 aircraft reflected four C Checks and two D Checks in the third quarter of 2008 compared with no C Checks and one D Check during the prior period. A reduction in variable maintenance expense related to the reduction in operated Block Hours partially off-set the increases in expense related to heavy maintenance activity.
     Aircraft rent increased primarily due to supplemental rent expense for return conditions for leased 747-200 aircraft. In the third quarter we recognized $0.9 million in supplemental rent expense to reflect maintenance return condition obligations related to our leased 747-200 aircraft.
     Ground handling and airport fees decreased as a result of a decline in cargo warehousing costs driven by a smaller number of kilos handled in our Scheduled Service segment in the third quarter 2008 compared to the third quarter of 2007.
     Landing fees and other rent decreased as a result of the reduction in non-ACMI Block Hours in the third quarter of 2008 compared to the third quarter of 2007. Non-ACMI Block Hours fell to 17,516 in the third quarter 2008 from 18,917 in the third quarter 2007, a decrease of 7.4%. We generally do not incur landing fees in our ACMI service as the cost is borne by the customer.
     Depreciation and amortization decreased primarily as a result of reduction in scrapping of certain engine parts and rotables during overhaul. During the quarter, we contracted with our engine manufacturer to provide for the exchange of certain unserviceable parts and rotables, thereby reducing scrappage costs.
     Gain on disposal of aircraft was zero in both periods.
     Travel decreased as a result of fewer operated Block Hours.
     Minority interest is related to DHL’s 49% ownership interest in PACW and required no adjustment for the third quarter of 2008.
     Other operating expenses increased compared to the same quarter in the prior year primarily driven by the higher commissions required on the higher AMC revenue.
     Total operating expense increased in the third quarter of 2008 compared with the third quarter of 2007 primarily as a result of the fuel-driven price increases and higher maintenance costs, offset in part by the 8.1% reduction in total operated Block Hours.
Non-operating Expenses
     The following table compares our non-operating expenses for the three months ended September 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Non-operating Expenses
Interest income	$(2,752)	$(5,157)	(2,405)	(46.6%)
Interest expense	12,907	11,150	1,757	15.8%
Capitalized interest	(3,039)	(1,182)	1,857	157.1%
Other (income) expense, net	2,978	(112)	3,090	2,758.9%
     Interest income decreased in the quarter as a reduction in the effective yield on cash and cash equivalents offset by an increase in cash and cash equivalents available for investing.
     Interest expense increased by 15.8% in the third quarter of 2008 compared with the third quarter of 2007 due to growth in borrowings under our PDP financing facility on five of our twelve firm 747-8F orders. During the third quarter of 2008, we also debt financed two recently-acquired 747-400s, raising a total of $100 million in secured debt on these two aircraft (See Note 3 to our Financial Statements for additional information). Long-term debt and capital leases including the current portion averaged approximately $561.0 million in the third quarter of 2008 compared with approximately $401.0 million for the third quarter of 2007.
     Capitalized interest increased due to increases in PDP balances paid to Boeing related to our 747-8F orders.
     Other (income) expense, net increased due to the negative impact of foreign exchange rates and a $1.5 million unrealized loss on the Primary Fund. The dollar strengthened against the Korean Won and the Euro reducing the value of certain Korean Won and Euro-denominated receivables primarily related to Polar.

     Income taxes. The effective tax rate for the third quarter of 2008 was 48.4%. Our rate for the third quarter of 2008 differed from the statutory rate primarily due to losses incurred by our Polar subsidiary. Polar did not record income tax benefits related to its losses in the third quarter of 2008 because Polar has no prior period income and therefore these losses may only offset future income. Until future income occurs, no tax benefit will be recorded. Our rates for the third quarter of 2007 reflect the recognition of a deferred tax asset of $37.0 million offset by a tax reserve of $9.3 million related to the transaction with DHL. (See Note 7 to our Financial Statements).
Segments
     Management allocates the direct costs of aircraft operation and ownership among the reportable segments based on the aircraft type and activity levels in each segment. Direct costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt and aircraft depreciation. Certain of our costs are indirect costs which are less affected by fleet types or activity levels in our business segments and therefore are not allocated among segments. Examples of unallocated fixed costs are administrative costs including operations administration, finance, human resources, information technology, non-aircraft depreciation, and other non-operating costs.
     For purposes of segment disclosure, management views the Direct Contribution from our Express Network ACMI flying as a split between the ACMI contribution derived from the Flight Services Agreement and other related services tied to the DHL Express Network ACMI operation, which is shown in ACMI, and the residual contribution, which is attributable to Scheduled Service operations. The consolidation of Polar results reflects Express Network ACMI flying as Scheduled Service revenue in our Financial Statements and operating statistics. For segment reporting purposes all revenue derived from ACMI and related services provided to Polar for Express Network ACMI operations have been reclassified from Scheduled Service to the ACMI segment (see table below for reconciliation of revenue per the Financial Statements to revenue by segment). All costs associated with providing such services have also been reclassified for purposes of calculating Direct Contribution. Non-ACMI costs and an equal amount of revenue remain in the Scheduled Service segment.
     Ownership costs are apportioned to segments based on aircraft equivalents (derived from Block Hours flown) except for certain ACMI flying, which involves dedicated aircraft, in which case the allocation is based on the number of dedicated aircraft. The following table compares our Direct Contribution for segments (see Note 4 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using Direct Contribution) for the three months ended September 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Direct Contribution:
ACMI	$20,062	$22,972	$(2,910)	(12.7%)
Scheduled Service	(13,685)	7,637	(21,322)	(279.2%)
AMC Charter	29,735	23,411	6,324	27.0%
Commercial Charter	3,180	2,060	1,120	54.3%
Dry Leasing	1,738	3,287	(1,549)	(47.1%)

Total Direct Contribution	$41,030	$59,367	$(18,337)	(30.9%)

Unallocated Fixed Costs	$30,879	$28,706	$2,173	7.6%

ACMI Segment
     During the three months ended September 30, 2008 there was an average of 11.0 747-400 aircraft (including two DHL Trans-Pacific Express Network ACMI aircraft) and an average of 2.3 747-200 aircraft supporting ACMI compared with an average of 10.1 747-400 aircraft and an average of 1.5 747-200 aircraft supporting ACMI for the comparable period in 2007. ACMI segment Direct Contribution decreased primarily due to an increase in maintenance costs. The increase in maintenance costs was primarily due to this segment’s allocated share of one additional 747-400 D-Check and three additional CF6-80 overhauls in the third quarter of 2008 for the fleet compared with the same quarter last year.
Scheduled Service Segment
     Direct Contribution relating to the Scheduled Service segment decreased primarily as a result of fuel price increases and heavy maintenance cost increases. The increased fuel costs were partially offset by fuel-surcharge-driven Yield increases. The increase in maintenance costs was primarily due to this segment’s allocated share of one additional 747-400

D-Check and three additional CF6-80 overhauls in the third quarter of 2008 for the fleet compared with the same quarter last year.
AMC Charter Segment
     Direct Contribution relating to the AMC Charter segment increased 27.0% on 17.6% fewer Block Hours. The increase in the Direct Contribution is due to AMC mileage rate increases attributable to the annual rate-making process as well as interim increases in the “pegged” fuel price (see AMC Revenue discussion above), which had the combined effect of increasing the AMC Revenue Per Block Hour from $17,254 for the third quarter of 2007 to $27,504 for the third quarter of 2008. The increase in the AMC mileage rate, which includes a standard profit margin allowed by the AMC, was partially offset by cost increases in crew costs, maintenance, commissions and fuel.
Commercial Charter Segment
     Direct Contribution relating to the Commercial Charter segment rose as a result of a higher Yield that more than offset increases in fuel, crew, and ground handling costs. The Yield and contribution in this segment benefited from an improvement in the mix of high Yielding charters and customers in the third quarter of 2008 compared to the third quarter of 2007. The decrease in Block Hours was partially due to a reduction in available 747-200 aircraft as well as lower utilization of Commercial Charter Aircraft during the third quarter of 2008 as compared to the third quarter of 2007.
Dry Leasing
     Direct Contribution relating to the Dry Leasing segment declined due to reduced revenue and increased costs related to return condition accruals that occurred in the second quarter of 2008. During the second quarter of 2008, we experienced customer defaults on three Dry Leased 747-200 aircraft as the two customers leasing these aircraft filed for protection under local insolvency laws. We repossessed two aircraft from one customer and have been in negotiations regarding the lease of the third aircraft with the other customer. The two repossessed aircraft have been made available for use by our AMC and Commercial Charter Segments. All rents and maintenance reserves payable to us under these Dry Leases were fully reserved against in the second quarter of 2008.
Unallocated Fixed Costs
     Unallocated fixed costs for the third quarter of 2008 were $30.9 million compared to $28.7 million in the same quarter of the prior year. The increase of $2.2 million, or 7.6%, is attributable to foreign exchange losses and a reduction in net interest income driven by falling interest rates in the third quarter of 2008 compared with the third quarter of 2007 being partially offset by lower profit sharing and incentive compensation accruals related to decreased profitability in the third quarter of 2008 compared to the third quarter of 2007.
Nine Months Ended September 30, 2008 and 2007
Operating Statistics
     The table below sets forth selected operating data for the nine months ended September 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Block Hours
ACMI	39,022	44,122	(5,100)	(11.6%)
Scheduled Service	33,616	30,854	2,762	9.0%
AMC Charter	14,167	17,582	(3,415)	(19.4%)
Commercial Charter	4,207	4,803	(596)	(12.4%)
Other	587	544	43	7.9%

Total Block Hours	91,599	97,905	(6,306)	(6.4%)

Revenue Per Block Hour
ACMI	$6,020	$5,993	$27	0.5%
AMC Charter	22,958	17,229	5,729	33.3%
Commercial Charter	19,161	14,980	4,181	27.9%

Scheduled Service Traffic
RTM’s (000’s)	1,263,753	1,150,562	113,191	9.8%

			Increase /		Percent
	2008	2007	(Decrease)		Change
ATM’s (000’s)	1,990,580	1,796,894	193,686		10.8%
Load Factor	63.5%	64.0%	(5	)bps
RATM	$0.299	$0.250	$0.049		19.6%
Yield	$0.471	$0.391	$0.080		20.5%

Fuel
Scheduled Service and Commercial Charter
Average fuel cost per gallon *	$3.44	$2.11	$1.33		63.0%
Fuel gallons consumed (000’s)	123,963	116,935	7,028		6.0%
AMC
Average fuel cost per gallon *	$3.21	$2.25	$0.96		42.7%
Fuel gallons consumed (000’s)	46,108	56,873	(10,765)		(18.9%)

Fleet (average during the period)
Operating Aircraft count	30.8	32.0	(1.2)		(3.8%)
Dry Leased **	4.9	5.0	(0.1)		(2.0%)
Out of Service **	0.3	0.2	0.1		50.0%

*	Includes all into plane costs.

**	Dry Leased and Out-of-Service aircraft are not included in the operating fleet average aircraft count.
Operating Revenues
     The following table compares our operating revenues for the nine months ended September 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Operating Revenues
ACMI	$234,900	$264,441	$(29,541)	(11.2%)
Scheduled Service	594,823	449,354	145,469	32.4%
AMC Charter	325,247	302,925	22,322	7.4%
Commercial Charter	80,611	71,947	8,664	12.0%
Dry Leasing revenue	36,878	38,023	(1,145)	(3.0%)

Total operating revenues	$1,272,459	$1,126,690	$145,769	12.9%

     ACMI revenue decreased due to lower Block Hours, while Revenue Per Block Hour increased slightly compared with the same period in the prior year. ACMI Block Hours were 39,022 for the first three quarters of 2008, compared with 44,122 for the first three quarters of 2007, a decrease of 5,100 Block Hours, or 11.6%. Revenue Per Block Hour was $6,020 for the first three quarters of 2008, compared with $5,993 for the first three quarters of 2007, an increase of $27 per Block Hour, or 0.5%. The reduction in Block Hours was due to a reallocation of one 747-400 to Express Network ACMI Service for DHL during the second quarter of 2008. This aircraft is one of the two 747-400s that we began flying for DHL in Trans-Pacific Express Network service. The Block Hours and associated statistics for the Express Network operation are included in Scheduled Service. The decrease in Block Hours reflects fewer available 747-200 aircraft in 2008 due to the reduction in size of the 747-200 operating fleet over the course of 2007 and 2008. During the nine months ended September 30, 2008, there was an average of 9.3 747-400 aircraft and an average of 1.9 747-200 aircraft supporting ACMI compared with an average of 10.1 747-400 aircraft and an average of 2.4 747-200 aircraft supporting ACMI for the comparable period in 2007.
     Scheduled Service revenue increased significantly due to higher Yields. RTMs in the Scheduled Service segment were 1,263.8 million on a total capacity of 1,990.6 million ATMs in the first three quarters of 2008, compared with RTMs of 1,150.6 million on a total capacity of 1,796.9 million ATMs in the first three quarters of 2007. Block Hours were 33,616 in the first three quarters of 2008, compared with 30,854 for the first three quarters of 2007, an increase of 2,762, or 9.0%. Although European Scheduled Service Block Hours fell during the first three quarters of 2008 compared to the first three quarters of 2007, those declines were more than offset by an increase in Block Hours flown in the Express Network for DHL. Load Factor was 63.5% with a Yield of $0.471 in the first three quarters of 2008, compared with a Load Factor of 64.0% with a Yield of $0.391 in the first three quarters of 2007, representing a decrease of 0.5 percentage points in load factor and an increase in Yield of 20.5%. Scheduled Service Block Hours in the first three quarters of 2008 increased over the first three quarters of 2007 due to the addition of two 747-400 aircraft during the second quarter of 2008 for the purpose of serving DHL’s Trans-Pacific Express Network. One of the aircraft necessary to operate the service was sourced from ACMI service and the second aircraft was sourced via the deployment of a maintenance spare in the second quarter and the addition of an incremental 747-400 aircraft to the fleet for the third quarter. The prior period in 2007 was also affected by relatively soft demand in Trans-Pacific markets. The substantial increase in Scheduled Service Yield is primarily the result of fuel surcharge increases that were implemented consistent with the increasing price of fuel in the first three quarters of 2008 compared with the same period in 2007. RATM in our Scheduled Service segment was $0.299 in the first three quarters of 2008, compared with $0.250 in the first three quarters of 2007, representing an increase of 19.6%.
     AMC Charter revenue increased as a significantly higher AMC mileage rate was partially offset by a reduction in flying. AMC Charter Block Hours were 14,167 for the first three quarters of 2008, compared with 17,582 for the first three quarters of 2007, a decrease of 3,415 Block Hours, or 19.4%. The decrease in AMC Charter activity in the third quarter of 2008 compared with the third quarter of 2007 reflects the spike in AMC demand we experienced in the first quarter of 2007. The AMC demand for 747 wide-body cargo flying fell subsequent to that period, which drove the reduction in Atlas’ AMC Block Hours flown during the first three quarters of 2008 compared with the first three quarters of 2007. The AMC raised the wide-body cargo per ton mile rate in October 2007 by 2.3% (including fuel) in the normal course of its annual rate making process. The AMC raised its “pegged” fuel price on February 1, 2008 to $2.70 per gallon from $2.20. The AMC then raised the fuel price on June 1, 2008 to $3.20 per gallon, and raised it once more on July 1, 2008 to $4.30 per gallon. The changes from the rate making process as well as the interim increases in the “pegged” fuel price had the effect of increasing the AMC Revenue Per Block Hour from $17,229 for the first three quarters of 2007 to $22,958 for the first three quarters of 2008, an increase of $5,729 or 33.3%.
     Commercial Charter revenue increased as a result of an increase in Revenue Per Block Hour, which was partially offset by a reduction in Block Hours flown in the segment in the third quarter of 2008 compared with the third quarter of 2007. The increase in Revenue Per Block Hour was the result of pricing increases we made to compensate for the higher cost of fuel. Commercial Charter Block Hours were 4,207 for the first three quarters of 2008, compared with 4,803 for the first three quarters of 2007, a decrease of 596, or 12.4%. Revenue Per Block Hour was $19,161 for the first three quarters of 2008, compared with $14,980 for the first three quarters of 2007, an increase of $4,181 per Block Hour, or 27.9%. The decrease in Block Hours reflects fewer available 747-200 aircraft in 2008 due to the reduction in size of the 747-200 operating fleet over the course of 2007 and 2008 (see Note 2 to our Financial Statements for further discussion).
     Dry Leasing revenue decreased 3.0% on a year over year basis. The Company had an average of three 747-400 aircraft and 1.9 747-200 aircraft on Dry Lease to third parties during the first three quarters of 2008 and an average of three 747-400 aircraft and two 747-200 aircraft on Dry Lease to third parties during the first three quarters of 2007. We experienced customer defaults on three Dry Leased 747-200 aircraft in the second quarter of 2008 as the two customers leasing these aircraft filed for protection under local insolvency laws. We have repossessed two aircraft from one customer and have been in negotiations regarding the lease of the third aircraft with the other customer. All rents and maintenance reserves payable to us under these Dry Leases were fully reserved against in the second quarter of 2008.
     Total operating revenue increased in the first three quarters of 2008 compared with the first three quarters of 2007 primarily as a result of the fuel-driven price increases in Scheduled Service Commercial Charter, AMC service, and new Express Network flying, offset by the volume-driven reductions in revenue from ACMI flying.
Operating Expenses
     The following table compares our operating expenses for the nine months ended September 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Operating Expenses
Aircraft fuel	$574,958	$374,767	$200,191	53.4%
Salaries, wages and benefits	166,445	181,928	(15,483)	(8.5%)
Maintenance, materials and repairs	138,620	121,342	17,278	14.2%
Aircraft rent	120,502	116,306	4,196	3.6%
Ground handling and airport fees	54,671	56,524	(1,853)	(3.3%)
Landing fees and other rent	55,924	54,691	1,233	2.3%
Depreciation and amortization	29,898	31,808	(1,910)	(6.0%)
Gain on disposal of aircraft	(2,726)	(1,005)	1,721	171.2%
Travel	37,179	36,746	433	1.2%
Minority interest	(3,675)	—	3,675	—
Other	69,466	69,497	(31)	(0.0%)

Total operating expense	$1,241,262	$1,042,604	$198,658	19.1%

     Aircraft fuel expense increased as a result of increased market prices for fuel. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately $3.44 for the first three quarters of 2008, compared with approximately $2.11 for the first three quarters of 2007, an increase of $1.33, or 63.0%. Fuel consumption for the Scheduled Service and Commercial Charter businesses increased 7.0 million gallons or 6.0% to 124.0 million gallons for the first three quarters of 2008 from 116.9 million gallons during the first three quarters of 2007. The average price per gallon for the AMC business was approximately $3.21 for the first three quarters of 2008, compared with approximately $2.25 for the first three quarters of 2007, an increase of $0.96, or 42.7% AMC Fuel consumption decreased by 10.8 million gallons, or 18.9%, to 46.1 million gallons for the first three quarters of 2008 from 56.9 million gallons during the first three quarters of 2007. The 18.9% decrease in our AMC fuel consumption corresponds to the 19.4% decrease in Block Hours in that segment. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.
     Salaries, wages and benefits decreased due to lower crew costs related to the reduction in Block Hours as well as lower profit sharing and incentive compensation accruals related to decreased profitability in the first three quarters of 2008 compared to the first three quarters of 2007. In addition, we accrued $1.6 million in the third quarter of 2008 in severance and other costs related to the reduction of approximately 6% of our non-pilot work staff related to the re-alignment of our business.
     Maintenance, materials and repair increased primarily as a result of increases in heavy maintenance. The primary cause of the increase in expense was the increased engine overhaul activity. There were 36 engine overhauls in the first three quarters of 2008 compared with 32 during the first three quarters of 2007. We also experienced an increase in the cost per engine overhaul on our CF6-50 engines during the period. In terms of heavy airframe maintenance activity there were seven C Checks and zero D Checks on 747-200 aircraft in the first three quarters of 2008, as compared to eleven C Checks and one D Check during the first three quarters of 2007. Heavy maintenance expenses for our 747-400 aircraft reflected four C Checks and four D Checks during the first three quarters of 2008 compared with no C Checks and one D Check during the prior period. A reduction in variable maintenance expense related to the reduction of operated Block Hours partially offset the increases in expense related to heavy maintenance activity.
     Aircraft rent increased primarily due to short-term engine leases and supplemental rent expense for return conditions on two leased aircraft. In the first three quarters of 2008, short-term leases resulted in $1.9 million of additional rent expense and we recognized $1.7 million in supplemental expense to reflect maintenance return condition obligations related to two of our leased 747-200 aircraft.
     Ground handling and airport fees decreased as a result of a decline in cargo warehousing costs driven by a smaller number of kilos handled in our Scheduled Service segment in the first three quarters of 2008 compared to the first three quarters of 2007.
     Landing fees and other rent increased as a reduction in non-ACMI departures was more than offset by an increase in overfly fees. Higher overfly fees are the result of flying a more fuel efficient route, allowing us to recover the additional overfly fees in fuel savings. We generally do not incur landing fees in our ACMI service as the cost is borne by the customer.
     Depreciation and amortization decreased primarily as a result of reduction in scrapping of certain engine parts and rotables during overhaul. During the quarter, we contracted with our engine manufacturer to provide for the exchange of certain unserviceable parts and rotables, thereby reducing scrappage costs.
     Gain on disposal of aircraft in the first three quarters of 2008 was the result of the disposal of aircraft tail number N527FT, which was damaged and subsequently scrapped (except for engines and other valuable rotable parts) after we reached a settlement with our insurer (see Note 2 our Financial Statements for further discussion). The gain represents the amount the insurance proceeds exceed the net book value of the aircraft. The gain in 2007 was the result of the sale of aircraft tail number N536MC.
     Travel increased as a result of greater crew travel requirements as well as an increase in the cost of airline ticket prices, weakness in the U.S. dollar and increases in travel requirements to meet our customers’ flight schedules.

     Minority interest is related to DHL’s 49% ownership interest in Polar. The amount of Polar loss attributable to DHL was $3.7 million for the first three quarters of 2008, which is reflected as a decrease in our consolidated operating expenses.
     Other operating expenses remained flat compared to the same period in the prior year.
     Total operating expense increased in the first three quarters of 2008 compared with the first three quarters of 2007 primarily due to the increased price of aircraft fuel and increased maintenance expense, offset in part by the 6.4% reduction in total operated Block Hours and the sharing of losses in the Polar operations with DHL.
Non-operating Expenses
     The following table compares our non-operating expenses for the nine months ended September 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Non-operating Expenses
Interest income	$(11,228)	$(12,416)	$(1,188)	(9.6%)
Interest expense	35,999	33,672	2,327	6.9%
Capitalized interest	(7,088)	(3,145)	3,943	125.4%
Other (income) expense, net	3,117	(20)	3,137	(15,685.0%)
     Interest income decreased in the first three quarters as lower effective yields were only partially offset by higher cash balances available for investing.
     Interest expense increased by 6.9% on a year over year basis due to increased borrowing under our PDP financing facility on five of our twelve firm 747-8F orders. During the third quarter of 2008, we also debt financed two recently-acquired 747-400s, raising a total of $100 million in secured debt on these two aircraft (See Note 3 to our Financial Statements for additional detail). Long-term debt and capital leases including the current portion averaged approximately $491.4 million in the first three quarters of 2008 compared with approximately $408.5 million in the first three quarters of 2007.
     Capitalized interest increased due to increases in PDP balances paid to Boeing related to our 747-8F orders.
     Other (income) expense, net increased due to the negative impact of foreign exchange rates and a $1.5 million unrealized loss on the Primary Fund. The dollar strengthened against the Korean Won and the Euro reducing the value of certain Korean Won and Euro-denominated receivables primarily related to Polar.
     Income taxes. The effective tax rate for the first three quarters of 2008 was an expense of 86.1% compared with a benefit of 23.8% for the first three quarters of 2007. Our rate for the first three quarters of 2008 differed from the statutory rate primarily due to losses incurred by our Polar subsidiary and the disproportionate relationship of those losses to consolidated pretax income for the period. Polar did not record income tax benefits related to its losses in the first three quarters of 2008 because Polar has no prior period income and these losses may only offset future income. Until future income occurs, no tax benefit will be recorded. Our rates for the first three quarters of 2007 reflect the recognition of a deferred tax asset of $37.0 million offset by a tax reserve of $9.3 million related to the issuance of shares in Polar to DHL.
Segments
     Management allocates the direct costs of aircraft operation and ownership among the reportable segments based on the aircraft type and activity levels in each segment. Direct costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt and aircraft depreciation. Certain of our costs are indirect costs which are less affected by fleet types or activity levels in our business segments and therefore are not allocated among segments. Examples of unallocated fixed costs are administrative costs including operations administration, finance, human resources, information technology, non-aircraft depreciation, and other non-operating costs.
     For purposes of segment disclosure, management views the Direct Contribution from our Express Network ACMI flying as a split between the ACMI contribution derived from the Flight Services Agreement and other related services tied to the DHL Express Network ACMI operation, which is shown in ACMI, and the residual contribution, which is attributable to Scheduled Service operations. The consolidation of Polar results reflects Express Network ACMI flying as

Scheduled Service revenue in our financial statements and operating statistics. For segment reporting purposes all revenue derived from ACMI and related services provided to Polar for Express Network ACMI operations have been reclassified from Scheduled Service to the ACMI segment (see table below for reconciliation of revenue per the Financial Statements to revenue by segment). All costs associated with providing such services have also been reclassified for purposes of calculating Direct Contribution. Non-ACMI costs and an equal amount of revenue remain in the Scheduled Service segment.
     Ownership costs are apportioned to segments based on aircraft equivalents (derived from Block Hours flown) except for certain ACMI flying, which involves dedicated aircraft, in which case the allocation is based on the number of dedicated aircraft. The following table compares our Direct Contribution for segments (see Note 4 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using Direct Contribution) for the nine months ended September 30:

			Increase /	Percent
	2008	2007	(Decrease)	Change
Direct Contribution:
ACMI	$43,820	$55,945	$(12,125)	(21.7%)
Scheduled Service	(43,200)	8,536	(51,736)	(606.1%)
AMC Charter	81,670	69,713	11,957	17.2%
Commercial Charter	(406)	4,321	(4,727)	(109.4%)
Dry Leasing	8,945	12,302	(3,357)	(27.3%)

Total Direct Contribution	$90,829	$150,817	$(59,988)	(39.8%)

Unallocated Fixed Costs	$83,158	$85,827	$(2,669)	(3.1%)

ACMI Segment
     During the nine months ended September 30, 2008 there was an average of 10.7 747-400 aircraft (including two DHL Trans-Pacific Express Network ACMI aircraft) and an average of 1.9 747-200 aircraft supporting ACMI compared with an average of 10.1 747-400 aircraft and an average of 2.4 747-200 aircraft supporting ACMI for the comparable period in 2007. ACMI segment Direct Contribution decreased primarily due to an increase in heavy maintenance costs. The increase in maintenance costs was primarily due to this segment’s allocated share of four additional 747-400 C Checks, three additional 747-400 D-Checks, and four additional CF6-80 engine overhauls in the first three quarters of 2008 compared with the same period last year.
Scheduled Service Segment
     Direct Contribution relating to the Scheduled Service segment decreased primarily as a result of fuel price increases that were only partially offset by fuel-surcharge-driven Yield increases. Heavy maintenance costs increases also reduced the contribution for this segment. The increase in maintenance costs was primarily due to this segment’s allocated share of four additional 747-400 C Checks, three additional 747-400 D-Checks, and four additional CF6-80 engine overhauls in the first three quarters of 2008 compared with the same period last year.
AMC Charter Segment
     Direct Contribution relating to the AMC Charter segment increased 17.2% on 19.4% fewer Block Hours. The increase in the Direct Contribution is due to AMC mileage rate increases attributable to the annual rate-making process as well as interim increases in the “pegged” fuel price (see AMC Revenue discussion above), which had the combined effect of increasing the AMC Revenue Per Block Hour from $17,229 for the first three quarters of 2007 to $22,958 for the first three quarters of 2008. The increase in the AMC mileage rate, which includes a standard profit margin allowed by the AMC, was partially offset by cost increases in maintenance and fuel in the first three quarters of 2008 compared with the same period last year.
Commercial Charter Segment
     Direct Contribution relating to the Commercial Charter segment declined as a result of increases in fuel costs that were not fully offset by fuel-driven price increases. The decrease in Block Hours was partially due a reduction in available 747-200 aircraft. The Commercial Charter segment was also adversely affected by increases resulting from this segment’s allocated share of higher maintenance costs and overfly fees to fly more fuel-efficient routes for the 747-200. The maintenance costs were primarily a result of increases in CF6-50 engine maintenance costs per overhaul and heavy 747-

200 airframe maintenance costs as more fully described in the Maintenance, materials and repair section above.
Dry Leasing
     Direct Contribution relating to the Dry Leasing segment declined due to reduced revenue and increased costs related return condition accruals that occurred in the second quarter of 2008. During the second quarter of 2008 we experienced customer defaults on three Dry Leased 747-200 aircraft as the two customers leasing these aircraft filed for protection under local insolvency laws. We repossessed two aircraft from one customer and have been in negotiations regarding the lease of the third aircraft with the other customer. The two repossessed aircraft have been made available for use by our AMC and Commercial Charter Segments. All rents and maintenance reserves payable to us under these Dry Leases were fully reserved against in the second quarter of 2008.
Unallocated Fixed Costs
     Unallocated fixed costs for the first three quarters of 2008 were $83.2 million compared to $85.8 million in the same period of the prior year. The decrease of $2.7 million or 3.1% is attributable primarily to a one time benefit from the release of employment tax reserves and reduced accrued interest from a settlement with the IRS on an employment tax examination.
Liquidity and Capital Resources
     At September 30, 2008, we had cash, cash equivalents and short-term investments of $427.5 million, compared with $477.3 million at December 31, 2007, a decrease of $49.8 million, or 10.0%. The decrease in cash is the result of payments used for investing activities of $415.8 million partially offset by financing activities of $276.3 million and cash provided by operating activities of $41.4 million, respectively.
     Significant liquidity events during the nine months ended September 30, 2008 are as follows:
     Aircraft financing. During 2008, we entered into a $270.3 million PDP Financing Facility with Norddeutsche Landesbank, in connection with five new 747-8F wide-body freighters contractually scheduled for delivery between February and July 2010. In addition on July 3, 2008 and September 19, 2008, Atlas entered into $58.4 million and $41.6 million, respectively, five year term loan agreements with BNP Paribas and DVB Bank AG, secured by two 747-400 aircraft in total. For additional information regarding these financing arrangements, see Note 3 of our Financial Statements.
     DHL investment payments. During 2008, we received $38.6 million in payments from DHL related to its investment in Polar and will be receiving an additional $40.3 million in the fourth quarter of 2008. For additional information regarding these payments, see Note 3 of the 2007 10-K for discussion.
     Short-term investment. At September 30, 2008, the fair value of our investment in the Primary Fund, a money market fund that has suspended redemptions and is being liquidated, was $99.6 million. While we expect to receive substantially all of our current holdings in the Primary Fund, we cannot predict when this will occur or the amount we will receive. We have subsequently received a $51.3 million distribution as of October 31, 2008. For additional information regarding this investment, see Note 2 of our Financial Statements.
     We consider cash on hand and short-term investments, the PDP Financing Facility, the Term Loans and cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures for 2008 and 2009. Capital Expenditures for the remainder of 2008 are projected to be approximately $95.5 million, which includes approximately $84.5 million in 747-8F aircraft pre-delivery deposits (see Note 5 to our Financial Statements), of which approximately $54.7 million is expected to be financed under our existing PDP facility. Our scheduled 2009 747-8F aircraft pre-delivery deposit requirements total approximately $186.0 million, of which $53.7 million is expected to be financed under our existing PDP facility.
     We may access external financing from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. Our access to capital markets can be impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control. Additionally, our cost to borrow is affected by market conditions. Subsequent to September 30, 2008, we repurchased approximately $18.9 million of our common stock. For additional information regarding this program, see Note 9 of our Financial Statements.
     We expect to utilize tax loss carryforwards to offset most taxable income generated during 2008. We may pay U.S. cash income taxes in 2009. Management is considering certain income tax planning opportunities that may reduce our effective tax rate and cash tax liability in 2009 and beyond. However, these planning opportunities are not yet fully developed, and the potential tax rate reduction and cash tax savings, if any, are not yet quantifiable. The Company expects to pay foreign income taxes in Hong Kong starting in 2008. These taxes could be offset in the U.S. by a foreign tax credit. The Company expects to pay no significant foreign income taxes in jurisdictions other than Hong Kong. Two of the Company’s foreign branch operations are subject to income tax in Hong Kong.
     Operating Activities. Net cash provided by operating activities for the first three quarters of 2008 was $41.4 million, compared with net cash provided by operating activities of $96.0 million for the first three quarters of 2007. The decrease in cash from operating activities is the result of a reduction in net income and an increase in accounts receivable partially offset by an increase in accounts payable and accrued liabilities.
     Investing Activities. Net cash used for investing activities was $415.8 million for the first three quarters of 2008, consisting primarily of capital expenditures of $371.9 million (including 747-8F pre-delivery deposits of $171.7 million and payments made for the acquisition of two 747-400 aircraft of $168.4 million) and the redesignation of $49.8 million from cash to short-term investments offset by insurance proceeds of $5.9 million. Net cash used by investing activities was $41.0 million for the first three quarters of 2007, which reflects capital expenditures of $47.0 million (including 747-8F aircraft pre-delivery deposits of $21.8 million and capitalized interest of $3.1 million) offset by $6.0 million in proceeds from the sale of a 747-200 aircraft.
     Financing Activities. Net cash provided by financing activities was $276.3 million for the first three quarters of 2008, which consisted primarily of $262.0 million in borrowings under the PDP Financing Facility and term loans, proceeds from the DHL investment of $38.6 million, $3.4 million in proceeds from the exercise of stock options and a $1.3 million tax benefit on restricted stock and stock options offset by $26.9 million of payments on long-term debt and capital lease obligations and a $0.5 million purchase of treasury stock. Net cash provided by financing activities was $85.6 million for the first three quarters of 2007, which reflects $75.0 million in proceeds from the DHL investment, $30.0 million in proceeds from a refundable deposit from DHL, $5.2 million in proceeds from stock option exercises and $2.9 million in tax benefits on restricted stock and stock options, offset by $25.5 million of payments on long-term debt and capital lease obligations and a $2.1 million purchase of treasury stock.
Debt Agreements
     See Note 6 to the audited consolidated financial statements included in the 2007 10-K for a description of the Company’s debt obligations and amendments thereto.
Off-Balance Sheet Arrangements
     There were no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2008.
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
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC and as updated in Part II Item 1A of this report. Our 2007 10-K listed various important risk factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2007 10-K, except as follows:
     Aviation fuel. Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 10% increase or decrease in the average cost per gallon of fuel for the third quarter of 2008. Based on actual fuel consumption during the third quarter of 2008 for the Scheduled Service and Commercial Charter business segments, such an increase or decrease would result in a change to aviation fuel expense of approximately $16.2 million for the third quarter of 2008. Fuel prices for AMC are set each September by the military and are fixed for the year and adjusted to actual costs incurred. ACMI does not present an aviation fuel market risk, as the cost of fuel is borne by the customer.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     With respect to the fiscal quarter ended September 30, 2008, the information required in response to this Item is set forth in Note 5 to our Financial Statements contained in this report, and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.
ITEM 1A. RISK FACTORS
     The following is an update to Item 1A — Risk Factors contained in our 2007 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2007 10-K.
     The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.
     The continued credit crisis and related turmoil in global financial systems has had and may continue to have an impact on our business and our financial condition.
     We are currently unable to access the remaining $48.3 million in cash invested with the Reserve Primary Fund, a money market fund that has suspended redemptions and is being liquidated. We had invested approximately $101.1 million in this fund, which had a fair value of $99.6 million at September 30, 2008. Despite making redemption requests for the entire amount of our investment, we have subsequently received a $51.3 million distribution as of October 31, 2008. While we expect to receive substantially all of our current holdings in this fund, we cannot predict when this will occur or the remaining amount we will receive.
     In addition to the impact that the global financial crisis has already had on us, we may face significant challenges if conditions in the financial markets do not improve or continue to worsen. For example, an extension of the credit crisis to other industries could adversely impact overall demand, particularly freight demand, which could have a negative effect on our revenues. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.
     Demand for older 747-200 aircraft may affect our decision to retire aircraft early or affect the volatility of aircraft values.
     The market for 747-200 aircraft is volatile and can be negatively affected by excess capacity due to factors such as a slowdown in global economic conditions. If in the future we chose to accelerate the scheduled retirements our 747-200 aircraft early due to a lack of demand, we may incur write downs in the value of our owned assets or incur additional expenses associated with the early termination of 747-200 leases.
     We could be adversely affected if our new Boeing 747-8F aircraft are not delivered on schedule.
     In September 2006, we placed an order for 12 new 747-8F aircraft that are currently contractually scheduled to be delivered in 2010 and 2011. A significant delay in Boeing’s production or delivery schedule could delay the delivery and deployment of these aircraft. There may be a delay in the delivery of the 747-8F based on Boeing’s disclosures as set forth in its most recent quarterly report on Form 10-Q filed with the SEC. While those disclosures indicate that deliveries of the first 747-8 F aircraft are targeted for late 2009, there is increased risk to this schedule due to challenges in development, production and certification of the aircraft, as well as the International Association of Machinist strike against Boeing that began on September 6, 2008 and ended on November 1, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We made the following repurchases of shares of our common stock during the fiscal quarter ended September 30, 2008:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Programs (b)	Programs
July 1, 2008 through July 31, 2008	68	$48.42	—	—
August 1, 2008 through August 31, 2008	—	—	—	—
September 1, 2008 through September 30, 2008	1,977	$37.94	—	—
Total	2,045	$38.29	—	—

(a)	This column reflects the repurchase of 2,045 shares of common stock, previously issued by Holdings, to satisfy individual income tax liabilities of our employees at statutory minimum rates resulting from the vesting of restricted shares during such period.

(b)	As of September 30, 2008, there were no approved share repurchase programs. On October 9, 2008, the Company announced a stock repurchase program, which authorized the repurchase of up to $100 million of the Company’s common stock.
ITEM 6. EXHIBITS
     a. Exhibits
          See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: November 6, 2008	/S/ William J. Flynn William J. Flynn
President and Chief Executive Officer

Dated: November 6, 2008	/S/ Jason Grant

Jason Grant
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.