Form 10-K
period 2008-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2009-02-26
CIK 1135185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Atlas Air Worldwide Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	0-25732 (Commission File Number)	13-4146982 (IRS Employer Identification No.)
2000 Westchester Avenue, Purchase, New York (Address of principal executive offices)		10577 (Zip Code)

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing sale price reported on NASDAQ as of June 30, 2008 was approximately $639,392,122. In determining this figure, registrant has assumed that all directors, executive officers and persons known to it to beneficially own ten percent or more of such Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose. As of February 1, 2009, there were 21,061,841 shares of the registrant’s Common Stock outstanding.

APPLICABLE TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 22, 2009.

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	25

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	52
Item 8.	Financial Statements and Supplementary Data	53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	95
Item 9A.	Controls and Procedures	95
Item 9B.	Other Information	95

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	96
Item 11.	Executive Compensation	96
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	97
Item 13.	Certain Relationships and Related Transactions and Director Independence	97
Item 14.	Principal Accountant Fees and Services	97

PART IV
Item 15.	Exhibits and Financial Statement Schedule	97
EX-10.4.1: AMENDMENT TO THE EMPLOYMENT AGREEMENT WITH WILLIAM J. FLYNN
EX-10.10.1: AMENDMENT TO THE AMENDED AND RESTATED EMPLOYMENT AGREEMENT WITH JOHN W. DIETRICH
EX-10.15.1: LONG TERM CASH INCENTIVE PROGRAM
EX-10.15.4: AMENDMENT TO THE FORM OF PERFORMANCE SHARE UNIT
EX-10.16: BENEFITS PROGRAM FOR EXECUTIVE VICE AND SENIOR VICE PRESIDENTS
EX-10.17: BENEFITS PROGRAM FOR VICE PRESIDENTS, AMENDED AND RESTATED 12/31/08
EX-10.18: BOARD OF DIRECTORS COMPENSATION
EX-10.19.1: AMENDMENT TO THE PROFIT SHARING PLAN
EX-21.1: SUBSIDIARIES LIST
EX-23.1: CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.2: CONSENT OF ERNST & YOUNG LLP
EX-24.1: POWER OF ATTORNEY
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

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

Glossary

A Checks	Low-level maintenance checks performed on aircraft at an interval of approximately 650 to 750 flight hours.

ACMI	A leasing arrangement whereby an airline (lessor) provides an aircraft, crew, maintenance, and insurance to a customer (lessee) for compensation that is typically based on hours operated.

ATM	Available ton miles, which represent the maximum available tons (capacity) per actual miles flown. It is calculated by multiplying the available capacity (tonnage) of the aircraft by the miles flown by the aircraft.

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

C Checks	High-level or “heavy” airframe maintenance checks, which are more intensive in scope than A Checks and are generally performed on 18 month intervals.

D Checks	High-level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed on an interval of nine years or 25,000 flight hours, whichever occurs sooner for 747-200s and six years for 747-400s.

Direct Contribution	Consists of income (loss) before taxes, excluding post-emergence costs and related professional fees, aircraft retirement costs, gains on the sale of aircraft and issuance of shares, and unallocated fixed costs.

Dry Leasing	A leasing arrangement whereby an aircraft financing entity (lessor) provides an aircraft without crew, maintenance, or insurance to another airline (lessee) for compensation that is typically based on a fixed monthly amount.

Load Factor	The average amount of weight flown divided by the maximum available capacity. It is calculated by dividing RTMs by ATMs.

RATM	Revenue per ATM, which represents the average revenue received per available ton mile flown. It is calculated by dividing operating revenues by ATMs.

Revenue Per Block Hour	Calculated by dividing operating revenues by Block Hours.

RTM	Revenue ton mile, which is calculated by multiplying actual tons carried by miles flown.

Scheduled Service	The provision of scheduled airport-to-airport cargo services to freight forwarders and other shipping customers, for compensation that is billed by air way bill based on a rate per kilo.

Yield	The average amount a customer pays to fly one ton of cargo one mile. It is calculated by dividing operating revenues by RTMs.

Overview

AAWW is a holding company with a principal operating subsidiary, Atlas Air, Inc. (“Atlas”), which is wholly-owned. AAWW also has a 51% economic interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”), which is accounted for under the equity method as of October 27, 2008. On June 28, 2007, Polar issued shares representing a 49% economic interest and a 25% voting interest to DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”) that has guaranteed DHL’s obligations under its agreements with AAWW either directly or through a creditworthy subsidiary. Prior to that date, Polar was wholly owned by AAWW and was the parent company of Polar Air Cargo, Inc., the entity through which AAWW had principally conducted its Scheduled Service business. Polar Air Cargo, Inc. was converted to a limited liability company in June 2007 (“Polar LLC”), and is now wholly owned by AAWW. In February 2008, AAWW formed Titan Aviation Leasing Ltd. (“Titan”), a wholly owned subsidiary incorporated under the laws of Ireland, to further our Dry Leasing business. Holdings, Atlas, Polar, Titan and Polar LLC are herein referred to collectively as “the Company” “we,” “us” or “our.” References to Polar LLC include, where as appropriate, Polar Air Cargo, Inc.

We are the leading provider of leased wide-body freighter aircraft, furnishing outsourced air cargo operating services and solutions to the global air freight industry. We manage and operate the world’s largest fleet of 747 freighters. We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that lead the industry in terms of quality and global scale. Our customers include airlines, express delivery providers, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Asia, the Middle East, Australia, Europe, South America, Africa and North America.

Global air freight demand is highly correlated with global gross domestic product and the slowdown in global economic activity in 2008 resulted in an unprecedented decline in air freight volumes in the second half of 2008. We believe that our business model, which focuses on deployment of modern and efficient 747-400 assets in long-term ACMI contracts and older 747-200 assets in the AMC and Commercial Charter markets, positions us well to meet the challenges of the market environment.

Our existing fleet of 22 modern, high-efficiency 747-400 aircraft represents the most efficient freighter assets in the marketplace. Our primary placement for these aircraft will continue to be long-term ACMI outsourcing contracts with high credit quality customers. We will opportunistically displace further 747-200 assets employed in AMC and Commercial Charter flying to the extent we are exposed to ACMI contract remarketing gaps for our 747-400s in this difficult market environment. Our growth plans are focused on the further enhancement of our ACMI market position with our order of 12 new state-of-the-art 747-8F aircraft, scheduled to be delivered at the earliest in late 2010 continuing through early 2012. We are currently the only provider offering these aircraft to the outsourced freighter market. In addition to our firm order, we also hold rights to purchase up to an additional 14 747-8F aircraft, providing us with flexibility to further expand our fleet in response to market conditions.

We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry. The relative operating cost efficiency of our current 747-400F aircraft and future 747-8F aircraft, including their superior fuel efficiency, capacity and loading capabilities, create a compelling value proposition for our customers and position us well to manage the current difficult market conditions and for future growth in both the ACMI and Dry Leasing areas of our business.

Our primary service offerings are:

Freighter aircraft leasing services, which encompasses the following:

•	ACMI, whereby we provide outsourced operating solutions including the provision of crew, maintenance and insurance for the aircraft, while customers assume fuel, demand and Yield risk. ACMI contracts typically range from three to six year periods for 747-400s and shorter periods for 747-200s. Included in ACMI is the provision of outsourced airport-to-airport wide-body cargo aircraft solutions to Polar for the benefit of DHL and other customers (“Express Network ACMI”). Through this arrangement, we provide dedicated 747-400 aircraft servicing the requirements of DHL’s global express operations through Polar as well as the requirements of Polar’s other customers;

•	Dry Leasing, whereby we provide aircraft and engine leasing solutions to third parties for one or more dedicated aircraft. We provide Dry Leasing services primarily to Global Supply Systems (“GSS”), a private company in which we own a 49% interest and account for under the equity method. We have also provided Dry Leasing services to other third party customers through both Atlas and our newly formed leasing subsidiary, Titan.

Charter services, which encompasses the following:

•	Military charter services (“AMC Charter”), whereby we provide air cargo services for the U.S. Air Mobility Command (the “AMC”);

•	Commercial charters, whereby we provide all-inclusive cargo aircraft charters to brokers, freight forwarders, direct shippers and airlines (“Commercial Charter”). In addition, we have been providing airport-to-airport air cargo services to freight forwarders and other shipping customers in limited markets after the commencement of the block space agreement (see below).

AAWW was incorporated in Delaware in 2000. Our principal executive offices are located at 2000 Westchester Avenue, Purchase, New York 10577, and our telephone number is (914) 701-8000.

DHL Investment

On June 28, 2007, DHL acquired a 49% equity interest and a 25% voting interest in Polar in exchange for $150.0 million in cash, of which $75.0 million was paid at closing. AAWW also received approximately $22.9 million in working capital from DHL as additional proceeds in November 2007. The remaining $75.0 million was paid in 2008 in two equal installments (plus interest). In January 2008, AAWW received the first installment of the purchase payment of $38.6 million, including interest of $1.1 million. The final purchase payment of $40.3 million, including interest of $2.8 million, was received in November 2008. AAWW continues to own the remaining 51% equity interest in Polar with a 75% voting interest. In July 2007, DHL also provided Polar with a $30.0 million non-interest bearing refundable deposit that was repaid by Polar in January 2009. As part of the transaction to issue shares in Polar to DHL, Polar LLC’s ground employees, crew, ground equipment, airline operating certificate and flight authorities, among other things, were transferred in substantial part to Polar and Polar’s interest in Polar LLC was transferred to AAWW.

Concurrently with the investment, DHL and Polar entered into a 20 year blocked space agreement (“BSA”), whereby Polar provides air cargo capacity to DHL through Polar’s Scheduled Service network for Express services (“Express Network”). The BSA was subsequently amended and restated (the “Amended BSA”) on March 21, 2008 to include two additional aircraft with the full Express Network Service of eight Polar aircraft beginning on October 27, 2008, (the “Commencement Date”). In addition, Atlas entered into a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. Under the flight services agreement, Atlas provides Polar with flight crew administration, maintenance and insurance for the aircraft, with flight crewing also to be furnished once the merger of the Polar and Atlas crew forces has been completed. Under other separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. DP has guaranteed DHL’s (and Polar’s) obligations under the various transaction agreements described above. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to herein as the “DHL Agreements”. The DHL Agreements provide the Company with a minimum guaranteed annual revenue stream from 747-400 aircraft that have been dedicated to Polar for Express Network ACMI and other customers’ freight over the life of the agreements.

Polar began flying the Express Network ACMI under an interim blocked space agreement with DHL on March 30, 2008 for two aircraft obtained from Atlas under an ACMI agreement. On October 22, 2008, DHL notified the Company that it would exercise its contractual right to terminate the ACMI and related agreements covering the two 747-400 aircraft, effective March 28, 2009. The early termination of the agreements related to the two aircraft does not affect the other six aircraft currently operating under the DHL Agreements. Under the terms of the agreements covering these two 747-400 aircraft, DHL is able to terminate the use of these aircraft effective in March 2009 upon six months advanced notice and full payment of an early termination penalty of $5.0 million for each aircraft. The termination does not become effective until the final payment is made, at which point any gain would be recognized. On October 23, 2008, the Company received notice to terminate the ACMI agreement for these two aircraft and payment of $5.0 million in accordance with the agreement. We are scheduled to receive the remaining $5.0 million payment in March 2009.

On the Commencement Date, Polar commenced full flying for DHL’s trans-Pacific express network and DHL began to provide financial support and also assumed the risks and rewards of the operations of Polar. In addition to its trans-Pacific routes, Polar is also flying between the Asia Pacific, Middle East and European regions on behalf of DHL and other customers.

The Amended BSA established DHL’s capacity purchase commitments on Polar flights. DHL has the right to terminate the 20 year Amended BSA at the fifth, tenth and fifteenth anniversaries of commencement of Express Network flying. However, in the event of such a termination at the fifth anniversary, DHL or Polar will be required to assume all six 747-400 freighter head leases which are subleased from Atlas and Polar LLC for the entire remaining term of each such aircraft lease, each as guaranteed by DP or a creditworthy subsidiary. Either party may terminate for cause (as defined) at any time. With respect to DHL, “cause” includes Polar’s inability to meet certain departure and arrival criteria for an extended period of time and upon certain change-of-control events, in which case DHL may be entitled to liquidated damages from Polar. Under such circumstances, DHL is further entitled to have an affiliate assume any or all of the six 747-400 freighter subleases for the remainder of the term under each such sublease, with Polar liable up to an agreed amount of such lease obligations. In the event of any termination during the sublease term, DHL is required to pay the lease obligations for the remainder of the head lease and guarantee Polar’s performance under the leases.

Based upon changes to the various agreements entered into following DHL’s investment in Polar and subsequent changes made to Polar’s operations during the fourth quarter of 2008, the Company reviewed its investment in Polar and determined that a reconsideration event had occurred under the Financial Accounting Standards Board’s (“FASB”) revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46(R)”). Upon application of FIN 46(R), the Company determined that DHL was the primary beneficiary of the variable interest entity on the Commencement Date and, as a result of that determination, it deconsolidated Polar as of October 27, 2008 from its financial statements. From that date forward, the Company is reporting Polar under the equity method of accounting.

Operations

Introduction.  We currently operate our service offerings through the following reportable segments: ACMI, AMC Charter, Commercial Charter and Dry Leasing. All reportable business segments are directly or indirectly engaged in the business of air cargo transportation but have different commercial and economic characteristics, which are separately reviewed by management. Financial information regarding our reportable segments may be found in Note 12 to our consolidated financial statements included in Item 8 of Part II of this Report (the “Financial Statements”).

ACMI.  Historically, the core of Atlas’ business has been leasing aircraft to other airlines on an ACMI basis. Under an ACMI lease, customers typically contract for the use of a dedicated aircraft type that is operated, crewed, maintained and insured by Atlas in exchange for guaranteed minimum revenues at predetermined levels of operation for defined periods of time. We are paid a Block Hour rate for the time the aircraft are operated. The aircraft are generally operated under the traffic rights of the customer. All other direct operating expenses, such as fuel, overfly and landing fees and ground handling, are generally borne by the customer, who also bears the commercial revenue risk of Load Factor and Yield.

ACMI provides a more predictable annual revenue and cost base by minimizing the risk of fluctuations such as Yield, fuel and traffic demand risk in the air cargo business. Our ACMI revenues and most of our costs under ACMI contracts are denominated in U.S. dollars, minimizing currency risks associated with international business.

Beginning on the Commencement Date, the revenue generated by providing Express Network ACMI services to Polar for air cargo capacity to DHL is reported as ACMI.

All of our ACMI contracts provide that the aircraft remain under our exclusive operating control, possession and direction at all times. The ACMI contracts further provide that both the contracts and the routes to be operated may be subject to prior and/or periodic approvals of the U.S. or foreign governments.

ACMI revenue represented 22.3%, 22.9% and 27.5% of our operating revenue and 48.7%, 45.1% and 50.8% of our operated block hours for the years ended December 31, 2008, 2007 and 2006, respectively. ACMI revenue is recognized as the actual Block Hours operated on behalf of a customer are incurred or according to the minimum revenue guarantee defined in a contract.

As of December 31, 2008, we had 20 aircraft under ACMI and Dry Leasing contracts expiring at various times from 2009 to 2018, including renewals. The original length of these contracts ranged from one month to ten years. The International Airline of United Arab Emirates (“Emirates”), accounted for approximately 34.9%, 46.7% and 43.3% of ACMI revenue and 7.8%, 10.7% and 11.9% of our total operating revenue for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, we have also operated short-term, seasonal ACMI contracts and we expect to continue to provide such services in the future.

AMC Charter.  The AMC Charter business provides full planeload charter flights to the U.S. Military. The AMC Charter business is similar to the Commercial Charter business (described below) in that we are responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel used during AMC flights is fixed by the military. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC generally for twelve-month periods running from October to September of the next year. We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for the AMC Charter flights exceeds the fixed price; if the price of fuel paid by us is less than the fixed price, then we pay the difference to AMC. AMC buys cargo capacity on two bases: a fixed basis, which is awarded annually, and expansion flying on an ad hoc basis, which is awarded on an as needed basis throughout the contract term. While the fixed business is predictable, Block Hour levels for expansion flying are difficult to predict and thus are subject to fluctuation. The majority of our AMC business is expansion flying. We also earn commissions on subcontracting certain flying of oversize cargo, or in connection with flying into areas of military conflict that we cannot perform ourselves.

Revenue derived from the AMC Charter business represented 26.5%, 24.7% and 22.4% of operating revenue and 14.8%, 16.7% and 15.0% of our operated block hours for the years ended December 31, 2008, 2007 and 2006, respectively.

Commercial Charter.  Our Commercial Charter business segment provides full planeload capacity to customers for one or more flights based on a specific origin and destination. Customers include charter brokers, freight forwarders, direct shippers and airlines. Charter customers pay a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs. The Commercial Charter business is generally booked on a short-term, as needed, basis. In addition, after the Commencement Date, Atlas now provides limited airport-to-airport cargo services to a few select markets, including Viracopos Airport near Sao Paulo, Brazil. Atlas bears the commercial revenue, Load Factor and Yield risk, as well as all direct operating costs, which includes fuel, insurance, overfly and landing fees and ground handling expenses. Distribution costs are also borne by Atlas and consist of direct sales costs incurred through our own sales force and through commissions paid to general sales agents.

Revenue derived from our Commercial Charter business accounted for 7.9%, 7.4% and 5.6% of our operating revenue and 5.5%, 5.6% and 4.1% of our operated block hours for the years ended December 31, 2008, 2007 and 2006, respectively.

Dry Leasing.  Our Dry Leasing segment provides for the leasing of aircraft and engines to customers, primarily to GSS. Our newly formed leasing company, Titan, will be providing Dry Leasing services in the future.

Revenue derived from our Dry Leasing business accounted for 3.0%, 3.2% and 3.3% of our operating revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

Long-Term Revenue Commitments

The following table sets forth the contractual minimum revenues expected to be received from our existing ACMI customers, Dry Leasing customers and DHL for the years indicated as of December 31, 2008 (in thousands):

2009	$408,755
2010	340,724
2011	295,477
2012	289,392
2013	262,392
Thereafter	1,762,766

Total	$3,359,506

Sales and Marketing

We have regional sales offices in the United States, Ireland, England and Hong Kong, which cover the Americas, Europe, Africa, the Middle East and the Asia Pacific regions. These offices market our ACMI, Dry Leasing and Commercial Charter services directly to other airlines and indirect air carriers, as well as to charter brokers and freight forwarders. Additionally, we have a dedicated charter business unit that directly manages the AMC Charter business and capacity, and also manages our Commercial Charter business and capacity either directly or indirectly through our sales organizations.

Maintenance

Maintenance represented our fourth-largest operating expense for the year ended December 31, 2008. Primary maintenance activities include scheduled and unscheduled work on airframes and engines. Scheduled maintenance activities encompass those activities specified in a carrier’s maintenance program approved by the U.S. Federal Aviation Administration (“FAA”). The costs necessary to adhere to these maintenance programs may increase over time, based on the age of the aircraft and/or engines or due to FAA airworthiness directives (“ADs”).

Scheduled airframe maintenance is based upon “letter checks” performed at progressively higher repetitive intervals beginning with lower order daily checks at approximately 48 elapsed hours, “A” Checks at approximately 750 flight hours for 747-200s and 650 flight hours for 747-400s, C Checks at approximately 18 months and D Checks at approximately 9 years/25,000 flight hours for 747-200s and 6 years for 747-400s. These checks are also progressively higher in scope and duration, with C and D Checks considered “heavy” airframe maintenance checks. 747-200 heavy checks are generally more involved than those performed on our 747-400 aircraft, chiefly due to the age of the aircraft, its earlier evolution maintenance program and directives prescribed by the FAA. All lettered checks are currently performed by third-party vendors on a time and material basis. Unscheduled maintenance, known also as line-maintenance, rectifies defects occurring during normal day-to-day operations.

Our FAA-approved maintenance programs allow our engines to be maintained on an “on condition” basis. Under this arrangement, engines are sent for repair based on life-limited parts and/or performance deterioration.

We believe that a balance between “in-house” and third party service vendors provides the most efficient means of maintaining our aircraft fleet and the most reliable way to provide for our maintenance requirements. Our lower-level maintenance activities (primarily, daily checks and A Checks) are performed on a time and material basis.

Under the FAA ADs issued pursuant to its aging aircraft program, we are subject to extensive aircraft examinations and may be required to undertake structural modifications to our fleet from time to time to address the problems of corrosion and structural fatigue. As part of the FAA’s overall Aging Aircraft program, it has issued ADs requiring certain additional aircraft modifications. Other ADs have been issued that require inspections and minor modifications to 747-200 aircraft. The 747-400 freighter aircraft were delivered in compliance with all existing FAA ADs at their respective delivery dates. It is possible, however, that additional ADs applicable to the types of aircraft or engines included in our fleet could be issued in the future and that the cost of complying with such ADs could be substantial. Also, the FAA is considering a rule that would increase the inspection and maintenance burden on aging aircraft.

Insurance

We maintain insurance of the types and in amounts deemed adequate to protect ourselves and our property, consistent with current industry standards. Principal coverage includes: liability for injury to members of the public; damage to our property and that of others; loss of, or damage to, flight equipment, whether on the ground or in flight; fire and extended coverage; directors and officers insurance; fiduciary liability; and workers’ compensation and employer’s liability. In addition to customary deductibles, we self-insure for all or a portion of our losses from claims related to medical insurance for employees.

Since the terrorist attacks of September 11, 2001, we and other airlines have been unable to obtain coverage for claims resulting from acts of terrorism, war or similar events (war-risk coverage) at reasonable rates from the commercial insurance market. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the U.S. federal government. The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through March 31, 2009 as required by the Homeland Security Act of 2002, as amended by the Consolidated Appropriations Act of 2005, the Transportation Act of 2006, the Continuing Appropriations Resolution of 2007, the Transportation et al Appropriations Act of 2007 and by the Federal Aviation Administration Extension Act of 2008 and Presidential Memorandum of December 23, 2008. With the approval of the President, the Secretary of Transportation may extend the coverage through August 31, 2009. However, the FAA has indicated that it intends to gradually withdraw war-risk coverage for all U.S. airlines in upcoming renewal periods to allow for an orderly transition back to commercial markets. If the federal insurance program were to be terminated, we would likely face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

Governmental Regulation

General.  Atlas and Polar are subject to regulation by the U.S. Department of Transportation (“DOT”) and the FAA, among other U.S. and foreign governmental agencies. The DOT primarily regulates economic issues affecting air service, such as certification, fitness and citizenship, competitive practices, insurance and consumer protection. The DOT has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority or seek criminal sanctions. Atlas and Polar each holds DOT-issued certificates of public convenience and necessity plus exemption authority to engage in scheduled air transportation of property and mail, in domestic as well as enumerated international markets, and charter air transportation of property and mail on a worldwide basis.

The DOT conducts periodic evaluations of each air carrier’s fitness and citizenship. In the area of fitness, the DOT seeks to ensure that a carrier has the managerial competence, compliance disposition and financial resources needed to conduct the operations for which it has been certificated. Additionally, each U.S. air carrier must remain a U.S. citizen by (i) being organized under the laws of the United States or a state, territory or possession thereof; (ii) requiring its president and at least two-thirds of its directors and other managing officers to be U.S. citizens; (iii) allowing no more than 25% of its voting stock be owned or controlled, directly or indirectly, by foreign nationals and (iv) not being otherwise subject to foreign control. The DOT broadly interprets “control” to exist when an individual or entity has the potential to exert substantial influence over airline decisions through affirmative action or the threatened withholding of consents and/or approvals. We believe Atlas and Polar are in material compliance with such DOT regulations.

In addition to holding the DOT-issued certificate and exemption authority, each U.S. air carrier must hold a valid FAA-issued air carrier certificate and FAA-approved operations specifications authorizing operation in specific regions with specified equipment under specific conditions and is subject to extensive FAA regulation and oversight. The FAA is the U.S. government agency primarily responsible for regulation of flight operations and, in particular, matters affecting air safety, such as airworthiness requirements for aircraft, operating procedures, mandatory equipment and the licensing of pilots, mechanics and dispatchers. The FAA monitors compliance with maintenance, flight operations and safety regulations and performs frequent spot inspections of aircraft, employees and records. The FAA also has the authority to issue airworthiness and maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and engines, fire retardant and smoke detection devices, increased security precautions, collision and windshear avoidance systems, noise abatement and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future. In addition, the FAA mandates certain record-keeping procedures. The FAA has the authority to modify, temporarily suspend or permanently revoke an air carrier’s authority to provide air transportation or that of its licensed personnel, after providing notice and a hearing, for failure to comply with FAA rules, regulations and directives. The FAA is empowered to assess civil penalties for such failures or institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations and directives. The FAA is also empowered to modify, suspend or revoke an air carrier’s authority on an emergency basis, without providing notice and a hearing, where significant safety issues are involved.

We believe Atlas and Polar are in material compliance with applicable FAA rules and regulations and maintain all documentation required by the FAA.

International.  Air transportation in international markets (the vast majority of markets in which Atlas and Polar operate) is subject to extensive additional regulation. The ability of Atlas and Polar to operate in other countries is governed by aviation agreements between the United States and the respective countries or, in the absence of such an agreement, by principles of comity and reciprocity. Sometimes, such as with Japan and China, aviation agreements restrict the number of carriers that may operate, their frequency of operation, or the routes over which they may fly. This makes it necessary for the DOT to award route and operating rights to U.S. air carrier applicants through competitive route proceedings. International aviation agreements are periodically subject to renegotiation, and changes in U.S. or foreign governments could result in the alteration or termination of such agreements, diminish the value of existing route authorities or otherwise affect Atlas’ and Polar’s international operations. Foreign governmental authorities also impose substantial licensing and business registration requirements and, in some cases, require the advance filing and/or approval of schedules or rates. Moreover, the DOT and foreign government agencies typically regulate alliances and other commercial arrangements between U.S. and foreign air carriers, such as the ACMI arrangements that Atlas maintains. Approval of these arrangements is not guaranteed and may be conditional. In addition, approval during one time period does not guarantee approval in future periods.

A foreign government’s regulation of its own air carriers can also affect our business. For instance, the European Union has modified the licensing requirements of air carriers of its Member States, effective November 1, 2008. Among the provisions are those placing new limits on the ability of European Union carriers to use ACMI aircraft from airlines of non-European Union Member States. The revised regulations could reduce ACMI business opportunities.

Airport Access.  The ability of Atlas, Polar and Atlas’ other ACMI customers to operate is dependent on their ability to gain access to airports of their choice at commercially desirable times and on acceptable terms. In some cases, this is constrained by the need for the assignment of takeoff and landing “slots” or comparable operational rights. Like other air carriers, Atlas and Polar are subject to such constraints at slot-restricted airports in cities such as Chicago and a variety of foreign locations (e.g., Tokyo, Shanghai and Incheon). The availability of slots is not assured and the inability of Atlas, Polar and Atlas’ other ACMI customers to obtain additional slots, including daytime slots in Shanghai, could inhibit efforts to provide expanded services in certain international markets. In addition, nighttime restrictions of certain airports could, if expanded, have an adverse operational impact.

Access to the New York airspace presents an additional challenge. Because of congestion in the New York area, especially at John F. Kennedy International Airport (“JFK”), the FAA has imposed hourly caps on JFK operations of those carriers offering scheduled services. Additionally, the FAA recently issued a final rule imposing slot limitations on scheduled operations at JFK and Newark Liberty International (“EWR”) airports and establishing a slot auction process that would include the involuntary withdrawal of slots from current holders. The above should not immediately impact Atlas and Polar, which currently hold no scheduled slots at JFK or EWR. However, the final rule also placed severe hourly limitations on unscheduled operations at those two airports. The rule is now subject to a court challenge, and the court has issued a temporary stay of its effectiveness. If the stay is removed, the rule is upheld in court or the FAA issues a new order dealing solely with unscheduled operations, our business operations could be adversely affected.

As a further means to address congestion, the FAA has issued a rule allowing U.S. airports to raise landing fees to incorporate the costs of airfield facilities under construction or reconstruction. The rule is being challenged in court. Any landing fee increases implemented pursuant to the rule would have an impact on airlines generally. A similar proposal is under consideration in the European Union.

Security.  Following the terrorist attacks of September 11, 2001, the aviation security functions previously performed by the FAA were transferred to the U.S. Transportation Security Administration (“TSA”). The TSA extensively regulates aviation security through rules, regulations and security directives. Currently, at the insistence of key U.S. Congressional leaders, the TSA is devoting significant resources and attention to air cargo. The TSA is in the process of revising its all-cargo security standards and requirements, which are designed to prevent unauthorized access to freighter aircraft and the introduction of weapons to such aircraft. Atlas and Polar currently operate pursuant to a TSA-approved security program that, we believe, maintains the security of all aircraft in the fleet. There can be no assurance, however, that we will remain in compliance with the existing and any additional TSA requirements without incurring substantial costs which may have a materially adverse effect on our operations. Additionally, foreign governments and regulatory bodies (such as the European Commission) impose their own aviation security requirements and have increasingly tightened such requirements. This may have an adverse impact on our operations, especially to the extent the new requirements may necessitate redundant or costly measures or be in conflict with TSA requirements. Additionally, the U.S. Congress is considering legislation which, if enacted, could substantially increase the security burden on all-cargo air carriers.

Environmental.  We are subject to various federal, state and local laws relating to the protection of the environment, including the discharge or disposal of materials and chemicals and the regulation of aircraft noise, which are administered by numerous state and federal agencies. For instance, the DOT and the FAA have authority under the Aviation Safety and Noise Abatement Act of 1979 (as amended and recodified) and under the Airport Noise and Capacity Act of 1990 to monitor and regulate aircraft engine noise. We believe that all aircraft in our fleet materially comply with current DOT, FAA and international noise standards.

We are also subject to the regulations of the U.S. Environmental Protection Agency (the “EPA”) regarding air quality in the United States. All of our aircraft meet or exceed applicable EPA fuel venting requirements and smoke emissions standards.

There is increasing U.S. Congressional and international governmental interest in implementing measures to respond to the problem of climate change and global warming. U.S. legislative proposals include imposition of a carbon-related tax on fuel sold to airlines and other entities. The European Union has enacted legislation that will extend its emissions trading scheme to aviation commencing in 2012. Under the mechanism, airlines would only be able to exceed specified carbon emissions levels by acquiring carbon emissions rights from other entities. The U.S. government has objected to the European Union’s unilateral implementation and is seeking to have the matter addressed, instead, by the International Civil Aviation Organization. It is probable that some type of climate change measures ultimately will be imposed in a manner adversely affecting airlines.

Other Regulations.  Air carriers are also subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities and are required to obtain an aeronautical radio license from the Federal Communications Commission. Additionally, we are subject to international trade restrictions imposed by Presidential determination and government agency regulation, including the Office of Foreign Assets Control of the U.S. Department of the Treasury. We endeavor to comply with such requirements at all times. Our operations may become subject to additional federal requirements in the future under certain circumstances. We are also subject to state and local laws and regulations at locations where we operate and at airports that we serve. We believe that we are in material compliance with all of such currently applicable laws and regulations.

Civil Reserve Air Fleet.  Atlas and Polar both participate in the U.S. Civil Reserve Air Fleet (“CRAF”) Program, which permits the U.S. Department of Defense to utilize participants’ aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft. Participation in the CRAF Program could adversely restrict our commercial business in times of national emergency.

Future Regulation.  The U.S. Congress, the DOT, the FAA and other governmental agencies are currently considering and in the future may consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, our operations, ownership and profitability. It is impossible to predict what other matters might be considered in the future and to judge what impact, if any, the implementation of any future proposals or changes might have on our businesses.

Competition

The market for ACMI services is competitive. We believe that the most important basis for competition in the ACMI market is the efficiency and cost effectiveness of the aircraft assets and the scale, scope and quality of the outsourced operating services. We and TNT N.V. are the only two service providers in the 747-400F ACMI market. Competition is more significant in the ACMI market for the older, less-efficient 747-200 aircraft. We have substantially withdrawn from the 747-200 ACMI market and redeployed the assets in the AMC and Charter markets, in which our returns for operating these planes are comparatively higher. Operators remaining in the 747-200 ACMI segment includes Air Atlanta Icelandic, Evergreen, Kalitta Air and Southern Air. World Airways also operates MD11s in cargo ACMI services, which compete indirectly in some markets with the 747 freighters. We expect competition to intensify as Air Atlanta Icelandic and World Airways accept delivery of 747-400BCF aircraft and if Southern Air takes delivery of the 777F aircraft, which is on order by its affiliate, an equipment type that may be utilized in certain markets in lieu of the 747-400.

We participate through our AMC Charter business segment in the CRAF Program under one-year contracts with the AMC, where we have made available a substantial number of our aircraft to be used by the U.S. Military in support of their operations and we operate such flights pursuant to entitlement based, full-cost contracts. Airlines may participate in the CRAF Program either alone or through a teaming arrangement. There are currently three groups of carriers (or teams) and several independent carriers (that are not part of any team) that compete for AMC business. We are a member of a team led by FedEx. We pay a commission to the FedEx team, based on the revenues we receive under our AMC contracts. While our AMC Charter business has been profitable each year since 2004, the formation of additional competing teaming arrangements, increased participation of other independent carriers, an increase by other air carriers in their commitment of aircraft to the CRAF program, or the withdrawal of any of the current team members, especially FedEx, or a reduction of the number of planes pledged to the CRAF program by our team, and the uncertainty of future military airlift demand from commercial providers, could adversely affect the amount of AMC business awarded to the Company in the future. To the extent that we receive a reduction in our awards or expansion business, we will re-deploy the available aircraft to our other business segments or remove the capacity from our fleet.

The Commercial Charter market is highly competitive, with a number of operators, including Southern, Evergreen International, FedEx, Kalitta, Lufthansa Charter and other passenger airlines providing similar services. Our Commercial Charter business is our smallest business segment measured by revenue. Many of our ad hoc charter flights are one-way return flights from Asia or Europe, positioned by one-way AMC flights that originate from the United States and terminate in Europe and the Middle East. We continue to develop new opportunities in the Commercial Charter market as alternative deployments for the 747-200 aircraft remaining in our fleet.

Titan’s primary focus in the Dry Leasing business is freighter aircraft leasing. There is limited competition among operating lessors in this market because of the unique demand drivers, operator base and limited market size. The primary competitors in the freighter leasing business are GECAS, Guggenheim Aviation Partners, Intrepid Aviation, Air Castle and AerCap. Titan may also compete in the passenger aircraft leasing market on a limited basis. The primary competitors in the passenger leasing market are GECAS, ILFC, AWAS, CIT Aerospace, Aviation Capital Group, Air Castle, AerCap, and RBS Aviation Capital.

Fuel

Historically, aviation fuel has been one of the most significant expenses for us. However, subsequent to the Commencement Date, most of the risk associated with aviation fuel has been eliminated. During the years ended December 31, 2008, 2007 and 2006, fuel costs represented 41.9%, 37.4% and 34.2%, respectively, of our total operating expenses. Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues and supply and demand, which we can neither control nor accurately predict. The following table summarizes our total fuel consumption and costs for the years ended December 31:

	2008	2007	2006

Gallons consumed (in thousands)	201,002	237,332	214,808
Average price per gallon, including tax	$3.37	$2.24	$2.12
Cost (in thousands)	$677,544	$531,755	$454,675
Fuel burn — gallons per Block Hour (excluding ACMI)	3,231	3,238	3,275

With the Commencement Date, our exposure to fluctuations in fuel price is now limited to a portion of Atlas’ Commercial Charter business only. For this business, we shift a portion of the burden of price increases to customers by imposing a surcharge. While we believe that fuel price volatility in 2008, 2007 and 2006 was partly reduced as a result of increases in fuel surcharges, these surcharges did not completely limit our exposure to increases in fuel prices. The ACMI segment, including Express Network ACMI, has no direct fuel price exposure because ACMI contracts require our customers to pay for aviation fuel. Similarly, we generally have no fuel price risk in the AMC business because the price is set under our annual contract, and we receive or make subsequent payments to adjust for price increases and decreases from the contractual rate. AMC fuel expense, for the years ended December 31, 2008, 2007 and 2006 was $199.9 million, $161.7 million and $143.9 million, respectively.

In the past, we have not experienced significant difficulties with respect to fuel availability. Although we do not currently anticipate a significant reduction in the availability of jet fuel, a number of factors, such as geopolitical uncertainties in oil-producing nations and shortages of and disruptions to refining capacity, make accurate predictions unreliable. For example, hostilities and political turmoil in oil-producing nations could lead to disruptions in oil production and/or to substantially increased oil prices. Any inability to obtain jet fuel at competitive prices would materially and adversely affect our results of operation and financial condition.

Employees

Our business depends on highly qualified management and flight crew personnel. Salaries, wages and benefits accounted for approximately 13.7%, 17.6% and 18.3% of our consolidated operating expenses for 2008, 2007 and 2006, respectively. As of December 31, 2008, we had 1,428 employees, 809 of whom were crewmembers. We maintain a comprehensive training program for our crewmembers in compliance with FAA requirements, in which each pilot and flight engineer regularly attends recurrent training programs.

The Air Line Pilots Association (“ALPA”) previously represented all of the U.S. based crewmembers of Atlas and Polar. On December 19, 2008, by vote of both the Atlas and Polar crewmembers, the International Brotherhood of Teamsters (“IBT”) was chosen to replace ALPA as the representative of the crewmembers of both Atlas and Polar. The change in the certified representative of our crewmembers does not affect the terms of our existing collective bargaining agreements. Additionally, Atlas employs 43 crewmembers through a branch office in Stansted, England who are not represented by a union. Collectively, these employees represent approximately 56.7% of the Company’s workforce as of December 31, 2008. The Company is subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of its employees.

The Atlas collective bargaining agreement became amendable in February 2006. Polar’s collective bargaining agreement became amendable in April 2007. While both units have filed Railway Labor Act “Section 6” notices to begin negotiations for amended agreements, those negotiations have been placed on hold in favor of completing the merger of the two crew forces. In November 2004, the Company initiated steps to merge the represented crewmember bargaining units of Atlas and Polar. The respective collective bargaining agreements provide for a seniority integration process and the negotiation of a single collective bargaining agreement (“SCBA”). This seniority list integration process was completed on November 21, 2006.

On May 23, 2008, ALPA presented the integrated seniority lists to the Company and directed the Atlas and Polar Master Executive Councils to begin the required negotiations for a SCBA. In accordance with the provisions of both the Atlas and Polar contracts, if any open contract issues remain after nine months of bargaining from the date ALPA tendered the integrated seniority lists to the Company, those issues are to be resolved by final and binding interest arbitration. This period of bargaining may be extended by mutual agreement of the parties. Currently, the Company anticipates the SCBA direct negotiations and any required interest arbitration to be completed by the latter part of 2009 at which time the SCBA and integrated seniority lists will be implemented.

ALPA filed a grievance with Polar contending the Company violated the Polar collective bargaining agreement by (i) allegedly furloughing thirty-five flight engineers and discontinuing pay protection for those downgraded as a direct result of Atlas Crewmembers performing flying that ALPA alleged was performed customarily by Polar Crewmembers, and (ii) by allegedly furloughing the flight engineers out of seniority order. After hearing the facts, the arbitrator issued a decision in this matter ruling in the Company’s favor on the first issue. On the second issue, the arbitrator held that Polar flight engineers were improperly furloughed in violation of the Polar-ALPA collective bargaining agreement. As a result, the arbitrator ordered the Company to reinstate the flight engineers to the active seniority list and discuss with the union the subject of any additional “make whole” remedy for damages. The Company has reinstated the flight engineers to the active seniority list and is engaged in discussions with the successor union (IBT) on any additional make whole remedies, if any.

On February 3, 2009, the IBT was certified as the collective bargaining representative of the dispatchers employed by Atlas and Polar. The Company and the IBT will begin negotiations for a collective bargaining agreement with respect to the dispatchers. Other than the flight deck crewmembers and dispatchers, none of the other U.S.-based Atlas or Polar employees are represented by a union.

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

On January 30, 2004, (the “Bankruptcy Petition Date”), AAWW, Atlas, Polar and two other of AAWW’s subsidiaries, Airline Acquisition Corp I (“Acquisition”) and Atlas Worldwide Aviation Logistics, Inc. (“Logistics,” and together with AAWW, Atlas, Polar and Acquisition collectively, the “Debtors”) each filed for relief under chapter 11 (“Chapter 11”) of title 11 of the United States Code, 11 U.S.C. 101 et seq. (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). The Bankruptcy Court jointly administered these cases as In re: Atlas Air Worldwide Holdings, Inc., Atlas Air, Inc., Polar Air Cargo, Inc., Airline Acquisition Corp I, and Atlas Worldwide Aviation Logistics, Inc., Case No. 04-10792 (collectively, the “Chapter 11 Cases” or the “Chapter 11 Proceedings”). Throughout the Chapter 11 Proceedings, the Debtors operated their respective businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and the orders of the Bankruptcy Court.

A number of the restructuring agreements that we entered into prior to filing for bankruptcy required a Chapter 11 filing as part of their implementation. In addition, the Chapter 11 filing helped facilitate the restructuring program by establishing one forum for the resolution of claims and implementation of a wide range of restructuring agreements.

The Debtors emerged from bankruptcy protection under the Second Amended Joint Plan of Reorganization (the “Plan of Reorganization”) which (i) was confirmed by the Bankruptcy Court on July 16, 2004 and (ii) after each of the conditions precedent to consummation was satisfied or waived, and became effective as of July 27, 2004 (the “Effective Date”). In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), we adopted fresh-start accounting as of the Effective Date. References to “Predecessor Company” or “Predecessor” refer to us prior to the Effective Date. References to “Successor Company” or “Successor” refer to us after the Effective Date, following the adoption of fresh-start accounting. As a result of fresh-start accounting, the Successor Company’s Consolidated Financial Statements are not comparable with the Predecessor Company’s Consolidated Financial Statements.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Business Generally

The current global economic downturn has had and may continue to have an adverse effect on our business, results of operations and financial condition.

In 2008, global economies have experienced a downturn that began in the housing market in the United States., The collateral effects on liquidity in the global banking system, along with volatile energy and commodity prices, and decreased consumer confidence have combined to significantly slow global trade. These conditions make it difficult for our customers and for us to accurately forecast and plan future business activities. The slowdown could cause our customers to curb their use of our services. We cannot predict the effect or duration of this economic slowdown or the timing or strength of a subsequent economic recovery. If demand for our services significantly deteriorates due to these macroeconomic effects, it could have a material adverse effect on our business, results of operations and financial condition.

Demand for older 747-200 aircraft may affect our decision to retire aircraft early or affect the volatility of aircraft values.

The market for 747-200 aircraft is volatile and can be negatively affected by excess capacity due to factors such as the current slowdown in global economic conditions. In the fourth quarter of 2008, we accelerated the scheduled retirements of some of our 747-200 aircraft due to a lack of demand. We incurred certain expenses related to the retirement of these aircraft (see Note 4 to our Financial Statements). If the operating environment for 747-200s continues to deteriorate, we may need to retire some or all of our remaining seven 747-200 aircraft, which would result in additional expenses being recorded.

Should any of our existing aircraft or our new order of 747-8F aircraft become underutilized by our businesses, failure to re-deploy these aircraft at favorable rates or to successfully and timely dispose of such aircraft could have a material adverse effect on our business, results of operations and financial condition.

We provisionally allocate our existing and on-order aircraft among our business segments according to projected demand. If demand in certain of our businesses weakens and as a result we have underutilized aircraft, we will seek to re-deploy these aircraft in our other lines of business. If we are unable to successfully deploy our existing aircraft or our new order of 747-8F aircraft, when delivered, at favorable rates or achieve a successful and timely disposal of such aircraft, our long-term results of operations could be materially and adversely affected.

The current global financial crisis could adversely affect our liquidity and our ability to access capital markets.

Financial markets have been experiencing extreme disruptions, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades on certain investments and declining valuations of others. Ours is a capital intensive business that depends for its growth on the availability of capital for new aircraft. If today’s limited capital availability continues or intensifies, we may be unable to raise the outside capital we will need to pay for the 747-8F aircraft we have ordered from Boeing.

We are currently unable to access the remaining $13.1 million in cash invested with the Reserve Primary Fund, a money market fund that has suspended redemptions and is being liquidated. We had invested approximately $101.1 million in this fund as of the date of the suspension. Despite making redemption requests for the entire amount of our investment, we have subsequently received $86.4 million in conjunction with two partial fund distributions as of February 20, 2009. We expect to receive our recoverable holdings in the Primary Fund within 2009.

In addition to the impact that the global financial crisis has already had on us, we may face significant challenges if conditions in the financial markets do not improve or continue to worsen. For example, a further extension of the credit crisis to other industries could adversely impact overall demand, particularly freight demand, which has had a negative effect on our revenues. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

We have a number of contractual obligations, including progress payments, associated with our order of 12 747-8F aircraft. If we are unable to obtain financing for these aircraft and/or make the required progress payments, our growth strategy would be disrupted and our business, results of operations and financial condition could be adversely affected.

In September 2006, we placed an order for 12 new 747-8F aircraft that are currently scheduled to be delivered in 2010 through 2012. As part of this transaction, we also hold rights to purchase up to an additional 14 747-8F aircraft. We are required to pay significant pre-delivery deposits to Boeing for these aircraft. As of December 31, 2008, we had commitments of approximately $1.8 billion associated with this aircraft order (including estimated contractual escalations and applying purchase credits). We typically finance our aircraft through either mortgage debt or lease financing. Although we have received standby financing commitments to finance four of these aircraft, we cannot provide assurance that we will be able to meet the financing conditions contained in these commitments or to secure other financing on terms attractive to us or at all. If we are unable to secure financing on acceptable terms, including financing of our progress payments, we may be required to incur financing costs that are substantially higher than what we currently anticipate and our business, results of operations and financial condition could be adversely affected. If we are unable to obtain financing, even at a higher cost, our financial condition could be impacted as we may be in default of the Boeing contract due to our inability to make payments.

Our financial condition could suffer if we experience unanticipated costs or enforcement action as a result of the Department of Justice fuel surcharge investigation and other lawsuits and claims.

On February 14, 2006, the United States Department of Justice (“DOJ”) served us with a subpoena in connection with its investigation into the fuel surcharge pricing practices of approximately 20 air cargo carriers including the Company’s subsidiary, Polar LLC. The DOJ is investigating whether these cargo carriers manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges in violation of the federal anti-trust laws. There has been no formal charge against Polar LLC by the DOJ. The Company continues to periodically meet with the DOJ and is fully cooperating with the DOJ in its investigation. As a result of the investigation, the Company and Polar LLC, along with a number of other cargo carriers, have been named co-defendants in a number of class action suits filed in multiple jurisdictions of the U.S. Federal District Court, and have been named in two civil class action suits in the provinces of Ontario and Quebec, Canada, which are substantially similar to the U.S. class action suits. Moreover, we have submitted relevant information and documentation to regulators in Australia, the European Union, Korea, New Zealand and Switzerland in connection with investigations initiated by such authorities into pricing practices of certain international air cargo carriers. We are unable to reasonably predict the outcome of these matters. If Polar LLC were formally charged by the DOJ as a result of this investigation, or we were to incur an unfavorable outcome in connection with one or more of the related investigations or litigation, it could have a material adverse effect on our business, results of operations and financial condition.

We are also party to a number of other claims, lawsuits and pending actions, which we consider to be routine and incidental to our business (see Note 13 to our Financial Statements). However, if we were to receive an adverse ruling or enforcement action, it could have an adverse effect on our business, results of operations and financial condition.

While our revenues may vary significantly over time, a substantial portion of our operating expenses are fixed. These fixed costs may limit our ability to quickly change our cost structure to respond to any declines in our revenues, which could reduce our profitability.

To maintain our level of operations, a substantial portion of our costs, such as aircraft ownership, crew, maintenance and facility costs, are fixed. Operating revenues from our business are directly affected by our ability to maintain high utilization of our aircraft and services at favorable rates. The utilization of our aircraft and our ability to obtain favorable rates are affected by many factors, including global demand for airfreight, global economic conditions, fuel costs and the deployment by our current and potential customers of their own aircraft, among others, which may cause our revenues to vary significantly over time. If our revenues for a particular period fall below expectations, we may be unable to proportionately reduce our operating expenses for that period. Any revenue shortfall during a quarterly or annual period may cause our profitability for that period to fall.

We have a limited number of revenue producing assets. The loss of one or more of our aircraft for an extended period of time could have a material adverse effect on our business, results of operations and financial condition.

Our operating revenues depend on our ability to effectively deploy all of the aircraft in our fleet and maintain high utilization of these aircraft at favorable rates. In the event that one or more of our aircraft are out of service for an extended period of time, our operating revenues would significantly decrease and we may have difficulty fulfilling our obligations under one or more of our existing contracts. The loss of revenue resulting from any such business interruption, and the cost, long lead time and difficulties in sourcing a replacement aircraft, could have a material adverse effect on our business, results of operations and financial condition.

Our substantial lease and debt obligations, including aircraft lease and other obligations, could impair our financial condition and adversely affect our ability to raise additional capital to fund our operations or capital requirements, all of which could limit our financial resources and ability to compete, and may make us more vulnerable to adverse economic events.

As of December 31, 2008, we had total debt obligations of approximately $740.1 million and total aircraft operating leases and other lease obligations of $2.1 billion. These obligations are expected to increase significantly over the next several years as we begin to accept delivery of, and enter into financing arrangements for, our new 747-8F aircraft. Our outstanding financial obligations could have negative consequences, including:

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

Our ability to service our debt and meet our lease and other obligations as they come due is dependent on our future financial and operating performance. This performance is subject to various factors, including factors beyond our control, such as changes in global and regional economic conditions, changes in our industry, changes in interest or currency exchange rates, the price and availability of aviation fuel and other costs, including labor and insurance. Accordingly, we cannot provide assurance that we will be able to meet our debt service, lease and other obligations as they become due and our business, results of operations and financial condition could be adversely affected under these circumstances.

Certain of our debt obligations contain a number of restrictive covenants. In addition, many of our debt and lease obligations have cross default and cross acceleration provisions.

Restrictive covenants in certain of our debt and lease obligations, under certain circumstances, could impact our ability to:

•	pay dividends or repurchase stock;

•	consolidate or merge with or into other companies or sell substantially all of our assets; and/or

•	expand significantly into lines of businesses beyond existing business activities or those which are cargo-related and/or aviation-related and similar businesses.

In certain circumstances, a covenant default under one of our debt instruments could cause us to be in default of other obligations as well. Any unremedied defaults could lead to an acceleration of the amounts owed, and potentially could cause us to lose possession or control of certain aircraft.

Global trade flows are typically seasonal, and our business segments, including our ACMI customers’ business, experience seasonal revenue variation.

Global trade flows are typically seasonal in nature, with peak activity typically occurring during the retail holiday season, which traditionally begins in September and lasts through mid-December. Our ACMI contracts have contractual utilization minimums that typically allow our customers to cancel an agreed-upon percentage of the guaranteed hours of aircraft utilization over the course of a year. Our ACMI customers often exercise those cancellation options early in the first quarter of the year, when the demand for air cargo capacity has been historically low following the seasonal holiday peak in the fourth quarter. While our revenues typically fluctuate seasonally as described above, a significant proportion of the costs associated with our business, such as aircraft rent, depreciation and facilities costs, are fixed and cannot easily be reduced to match the seasonal drop in demand. As a result, our net operating results are typically subject to a high degree of seasonality.

While our business has traditionally experienced peak activity during the retail holiday season as described above, the current global financial crisis and economic downturn have adversely affected global trade and virtually eliminated the peak holiday season for 2008. A continuation of these recent economic trends could result in the absence of a future peak holiday season, which could adversely affect our business, results of operations and financial condition.

Fuel price volatility could adversely affect our business and operations in our Commercial Charter business.

The price of aircraft fuel is unpredictable and has been increasingly volatile over the past few years. With the commencement of the Amended BSA, we have been able to reduce our exposure to fuel risk significantly with DHL assuming the fuel exposure for Polar’s operations. However, we continue to bear the risk of fuel exposure for a portion of our Commercial Charter operations.

In addition, while our ACMI contracts require our customers to pay for aviation fuel, if fuel costs increase significantly, our customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers.

We are party to collective bargaining agreements covering our U.S. crewmembers, and obligated to negotiate collective bargaining agreements covering our U.S. dispatchers, that could result in higher labor costs than those faced by some of our non-unionized competitors, putting us at a competitive disadvantage, and/or resulting in a work interruption or stoppage, which could materially adversely affect our business, results of operations and financial condition.

We have two separate crewmember forces, one for each of Atlas and Polar. Each is represented by the Teamsters, except for a limited number of crewmembers (approximately 43 in total) who are employed by the Atlas branch office in Stansted, England. There is a separate collective bargaining agreement at each of Atlas and Polar. Collectively, these employees represented approximately 56.7%, 49.9% and 50.5% of our workforce at December 31, 2008, 2007 and 2006, respectively. We are subject to risks of increased labor costs associated with having a partially unionized workforce, as well as a greater risk of work interruption or stoppage. We cannot provide assurance that disputes, including disputes with certified collective bargaining representatives of our employees, will not arise in the future or will result in an agreement on terms satisfactory to us. Such disputes and the inherent costs associated with their resolution could have a material adverse effect on our business, results of operations and financial condition.

As a U.S. government contractor, we are subject to a number of procurement and other rules and regulations that add costs to our business. A violation of these rules and regulations could lead to termination or suspension of our government contracts and could prevent us from entering into contracts with government agencies in the future.

To do business with government agencies, including the AMC, we must comply with, and are affected by, many rules and regulations, including those related to the formation, administration and performance of U.S. government contracts. These rules and regulations, among other things:

•	require, in some cases, procurement with small businesses and disclosure of all cost and pricing data in connection with contract negotiations, and may give rise to U.S. government audit rights;

•	impose accounting rules that dictate how we define certain accounts, define allowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts;

•	establish specific health, safety and doing-business standards; and

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

These rules and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of these rules and regulations could result in the imposition of fines and penalties or the termination of our contracts. In addition, the violation of certain other generally applicable rules and regulations could result in our suspension or debarment as a government contractor.

Our insurance coverage may become more expensive and difficult to obtain and may not be adequate to insure all risks.

Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general, and the insured carrier in particular. Future terrorist attacks and other adverse events involving aircraft could result in increases in insurance costs and could affect the price and availability of such coverage. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the U.S. federal government. The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through March 30, 2009. With the approval of the President, the Secretary of Transportation is empowered to extend coverage through December 31, 2009. However, the FAA has indicated that it intends to gradually withdraw war-risk coverage for all U.S. airlines in upcoming renewal periods to allow for an orderly transition back to commercial markets. If the federal war-risk coverage program terminates or provides significantly less coverage in the future, we could face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

There can be no assurance that we will be able to maintain our existing coverage on terms favorable to us, that the premiums for such coverage will not increase substantially or that we will not bear substantial losses and lost revenues from accidents or other adverse events. Substantial claims resulting from an accident in excess of related insurance coverage or a significant increase in our current insurance expense could have a material adverse effect on our business, results of operations and financial condition. Additionally, while we carry insurance against the risks inherent to our operations, which we believe are consistent with the insurance arrangements of other participants in our industry, we cannot provide assurance that we are adequately insured against all risks. If our liability exceeds the amounts of our insurance coverage, we would be required to pay the excess amount, which could be material to our business and operations.

Some of our aircraft are periodically deployed in potentially dangerous situations, which may result in damage to our aircraft.

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

Although we price the majority of our services and receive the majority of our payments in U.S. dollars, many of our customers’ revenues are denominated in other currencies. Any significant devaluation in such currencies relative to the U.S. dollar could have a material adverse effect on such customers’ ability to pay us or on their level of demand for our services, which could have a material adverse effect on our business, results of operations and financial condition. If there is a continued significant decline in the value of the U.S. dollar against other currencies, the demand for some of the products that we transport could decline. Such a decline could reduce demand for our services and thereby have a material adverse effect on our business, results of operations and financial condition.

We rely on third party service providers. If these service providers do not deliver the high level of service and support required in our business, we may lose customers and revenue.

We rely on third parties to provide certain essential services on our behalf, including maintenance and ground handling. In certain locations, there may be very few sources, or sometimes only a single source, of supply for these services. If we are unable to effectively manage these third parties, they may provide inadequate levels of support which could harm our customer relationships and have an adverse impact on our operations and the results thereof. Any material problems with the efficiency and timeliness of our contracted services, or an unexpected termination of those services, could have a material adverse effect on our business, results of operations and financial condition.

We could be adversely affected by a failure or disruption of our computer, communications or other technology systems.

We are heavily and increasingly dependent on technology to operate our business. The computer and communications systems on which we rely could be disrupted due to various events, some of which are beyond our control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures and computer viruses and hackers. We have taken certain steps to help reduce the risk of some of these potential disruptions. There can be no assurance, however, that the measures we have taken are adequate to prevent or remedy disruptions or failures of these systems. Any substantial or repeated failure of these systems could impact our operations and customer service, result in the loss of important data, loss of revenues, and increased costs, and generally harm our business. Moreover, a failure of certain of our vital systems could limit our ability to operate our flights for an extended period of time, which would have a material adverse impact on our business and operations.

RISKS RELATED TO OUR INDUSTRY

The market for air cargo services is highly competitive and if we are unable to compete effectively, we may lose current customers or fail to attract new customers.

Each of the markets we participate in is highly competitive and fragmented. We offer a broad range of aviation services and our competitors vary by geographic market and type of service and include other international and domestic contract carriers, regional and national ground handling and logistics companies, internal cargo units of major airlines and third party cargo providers. Competition in the air cargo and transportation market is influenced by several key factors, including quality, price and availability of assets and services. Regulatory requirements to operate in the U.S. domestic air cargo market have been reduced, facilitating the entry into domestic markets by non-U.S. air cargo companies. If we were to lose any major customers and/or fail to attract customers, it could have an adverse effect on our business, results of operations and financial condition.

We are subject to extensive governmental regulations and our failure to comply with these regulations in the U.S. and abroad, or the adoption of any new laws, policies or regulations or changes to such regulations may have an adverse effect on our business.

Our operations are subject to complex aviation and transportation laws and regulations, including Title 49 of the U.S. Code (formerly the Federal Aviation Act 1958, as amended), under which the DOT and the FAA exercise regulatory authority over air carriers. In addition, our business activities fall within the jurisdiction of various other federal, state, local and foreign authorities, including the U.S. Department of Defense, the TSA, U.S. Customs and Border Protection, the U.S. Treasury Department’s Office of Foreign Assets Control and the U.S. EPA. In addition, other countries in which we operate have similar regulatory regimes to which we are subjected. These laws and regulations may require us to maintain and comply with the terms of a wide variety of certificates, permits, licenses, noise abatement standards and other requirements and our failure to do so could result in substantial fines or other sanctions. These U.S. and foreign aviation regulatory agencies have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with provisions of law or applicable regulations and may impose civil or criminal penalties for violations of applicable rules and regulations. Such fines or sanctions, if imposed, could have a material adverse effect on our mode of conducting business, results of operations and financial condition. In addition, U.S. and foreign governmental authorities may adopt new regulations, directives or orders that could require us to take additional and potentially costly compliance steps or result in the grounding of some of our aircraft, which could increase our operating costs or result in a loss of revenues.

International aviation is increasingly subject to conflicting requirements imposed or proposed by the U.S. and foreign governments. This is especially true in the areas of transportation security, aircraft noise and emissions control. The imposition of potential new restrictions in the environmental area, to control greenhouse gas emissions, is a distinct possibility. Such restrictions may have an adverse impact on our industry. The recent finalization of European Union legislation to limit the ability of European Union carriers to wet lease (through ACMI arrangements) aircraft from non-European Union carriers could also have an adverse impact. These and other similar regulatory developments could increase business uncertainty for commercial air-freight carriers.

The airline industry is subject to numerous security regulations and rules which increase costs. Imposition of more stringent regulations and rules than those that currently exist could materially increase our costs and have a material adverse effect on our business, results of operations and financial condition.

The TSA has increased security requirements in response to increased levels of terrorist activity, and has adopted comprehensive new regulations governing air cargo transportation, including all-cargo services, in such areas as cargo screening and security clearances for individuals with access to cargo. Additional measures, including a requirement to screen cargo, have been proposed, which, if adopted, may have an adverse impact on our ability to efficiently process cargo and would increase our costs. The cost of compliance with increasingly stringent regulations could have a material adverse effect on our business, results of operations and financial condition.

Our future operations might be constrained by a new FAA requirement pertaining to ultra long range operations.

In October 2008, the FAA issued what it termed a generic operations specification (“Op Spec”) to be applied by local FAA offices to airlines conducting ultra long range operations. In markets where flight time is over 16 hours or crew duty time is over 18 hours, the Op Spec creates new limitations on crew utilization. Atlas and six other airlines are challenging the new rule in court on procedural grounds. If the challenge fails and the Op Spec requirements are made applicable to us, our crew scheduling flexibility would diminish and our operating costs would increase.

Risks Related to Our ACMI Business

We depend on a limited number of significant customers for our ACMI business, and the loss of one or more of such customers could materially adversely affect our business, results of operations and financial condition.

For the years ended December 31, 2008, 2007 and 2006, our ACMI business accounted for approximately 22.3%, 22.9% and 27.5%, respectively, of our operating revenues. Our ACMI business depends on a limited number of customers, which averaged between six and seven during these periods. In addition, Emirates accounted for 7.8%, 10.7% and 11.9% of our total operating revenues for the years ended December 31, 2008, 2007 and 2006, respectively. We typically enter into ACMI contracts with our customers for terms ranging from three to six years on 747-400s. The terms of our existing contracts are scheduled to expire on a staggered basis over the next six years. There is a risk that any one of our significant ACMI customers may not renew their ACMI contracts with us on favorable terms or at all. There is a risk that any of our ACMI customers may not renew their ACMI contracts upon expiration due to reasons beyond our control. Select customers have the opportunity to terminate their long term agreements in advance of the expiration date, following a material amount of notice to allow for remarketing of the aircraft. Such agreements generally contain a significant early termination fee paid by the customer. Entering into ACMI contracts with new customers generally requires a long sales cycle, and as a result, if our ACMI contracts are not renewed, and there is a resulting delay in entering into new contracts, our business, results of operations and financial condition could be materially and adversely affected.

We could be adversely affected if a large number of 747-400 passenger-to-freighter converted aircraft enter the ACMI market and cause ACMI rates to decrease. In addition, new entrants or different equipment types introduced into the ACMI market could adversely affect our business, results of operations and financial condition.

As passenger airlines begin to retire 747-400 aircraft from passenger service, many of these aircraft are undergoing conversion to freighters. Although inferior in operating performance to the 747-400 specialty built freighters that we operate, if a significant number of these 747-400 converted freighter aircraft become available to our competitors, it could cause ACMI rates and underlying aircraft values to decrease. Additionally, the introduction of new competitors and/or equipment types into the ACMI market could cause ACMI rates to fall and/or could negatively affect our customer base. If either circumstance were to occur, our business, results of operations and financial condition could be materially and adversely affected.

We could be adversely affected if the delivery our new 747-8F aircraft are delayed further or if such aircraft do not meet expected performance specifications.

In September 2006, we placed an order for 12 new 747-8F aircraft that were scheduled to be delivered in 2010 and 2012. As part of this transaction, we also hold rights to purchase up to an additional 14 747-8F aircraft. The addition of these new aircraft is a material component of our growth and fleet renewal strategy. Although the 747-8F aircraft shares many of the same components used in our other 747 models, it is a new aircraft model and has not yet received the necessary regulatory approvals and certifications. Although the Boeing Company (“Boeing”), has provided us with performance guarantees, the new aircraft may not meet the expected performance specifications, which could make it more difficult for us to deploy these aircraft in a timely manner or at favorable rates. In November 2008, Boeing announced a delay in the delivery of the first 747-8F aircraft from late 2009 to the third quarter of 2010 and the Company expects a corresponding delay in the delivery of its first 747-8F aircraft. The estimated payment schedule for the advance payments has been adjusted accordingly. Any further delay in Boeing’s production or delivery schedule could delay the deployment of these aircraft and could cause pre-delivery deposit (“PDP”) borrowings to become payable before delivery of the aircraft.

Risks Related to the DHL Investment

Our agreements with DHL require us to meet certain performance targets in our Express Network ACMI, including certain departure/arrival reliability standards. Failure to meet these performance targets could adversely affect our financial results.

Our ability to derive the expected economic benefits from our transactions with DHL depends substantially on our ability to successfully meet strict performance standards and deadlines for aircraft and ground operations. If we do not meet these requirements, we may not be able to achieve the projected revenues and profitability from this contract, and we could be exposed to certain DHL remedies, including termination of the Amended BSA in the most extreme of circumstances, as described below.

The DHL Agreements confer certain termination rights to DHL which, if exercised or triggered, may result in us being unable to realize the full benefits of this transaction.

The Amended BSA gives DHL the option to terminate the agreement for convenience by giving notice to us at least one year prior to the fifth, tenth or fifteenth anniversary of the agreement’s commencement date. If DHL terminates for convenience on the fifth anniversary, Polar or DHL will be required to assume all six 747-400 freighter head leases for the entire remaining term of each such aircraft lease. Each assumed lease has a guarantee by DHL’s parent or a creditworthy subsidiary. Further, DHL has a right to terminate the blocked space agreement for cause following a specified management resolution process in the event that we default on our performance or we are unable to perform for reasons beyond our control. If DHL exercises any of these termination rights, we will not be able to achieve the projected revenues and profitability from this contract.

Risks Related to Our AMC Charter Business

We derive a significant portion of our revenues from our AMC Charter business, and a substantial portion of these revenues have been generated pursuant to expansion flying, as opposed to fixed contract arrangements with the AMC. In the longer term, we expect that the revenues from our AMC Charter business may decline from current levels, which could have a material adverse effect on our business, results of operations and financial condition.

During the years ended December 31, 2008, 2007 and 2006, approximately 26.5%, 24.7% and 22.4%, respectively, of our operating revenues were derived from our AMC Charter business. In each of these years, the revenues derived from expansion flights for the AMC significantly exceeded the value of the fixed flight component of our AMC contract.

Historically, our AMC Charter business, especially expansion flights, has generated a significant amount of revenue. Future revenues from this business may decline from historic levels as a result of reduced U.S. military heavy lift requirements. Revenues from our AMC Charter business are derived from one-year contracts that the AMC is not required to renew. Our current AMC contract runs from October 1, 2008 through September 30, 2009. Changes in national and international political priorities can significantly affect the volume of our AMC Charter business, especially the volume of expansion flying. Any decrease in U.S. military activity could reduce our AMC Charter business. In addition, our share of the total AMC Charter business depends on several factors, including the total fleet size we commit to the CRAF program and the total number of aircraft deployed by our partners and competitors in the program.

The AMC also holds all carriers to certain on-time performance requirements. To the extent that we fail to meet those performance requirements or if we fail to perform or to pass semi-annual AMC inspections, our revenues from our AMC Charter business could decline through a suspension or termination of our AMC contract. Our revenues could also decline due to a reduction in the revenue rate we are paid by the AMC, a greater reliance by the AMC on its own freighter fleet or a reduction in our allocation of expansion flying. If our AMC Charter business declines significantly and we are otherwise unable to effectively deploy the resultant capacity, it could have a material adverse effect on our business, results of operations and financial condition.

Our AMC Charter business is sensitive to teaming arrangements and our relative share of AMC flying. If one of our team members reduces its commitments or withdraws from the program, or if other carriers on other teams commit additional aircraft to this program, our share of AMC flying may decline, which could have a material adverse effect on our results of operations and financial condition.

Each year, the AMC allocates its air cargo capacity needs to different teams of airlines based on a point system that is determined by the amount and types of aircraft such team of airlines pledges to the CRAF program. We participate in the CRAF program through a teaming arrangement with other airlines, led by FedEx. Our team is one of three major teams participating in the CRAF program. Several factors could adversely affect the amount of AMC flying that is allocated to us, including:

•	the formation of new competing teaming arrangements;

•	the withdrawal of any of our team’s current partners, especially FedEx;

•	a reduction of the number of aircraft pledged to the CRAF program by us or other members of our team; or

•	increased participation of other carriers on other teams in the CRAF program.

Due to its merger with Delta Airlines and the consolidation of operating certificates of the carriers in early 2010, Northwest Airlines announced in early 2009 that it will consolidate its aircraft with the Delta aircraft on another team towards the end of 2010. As such, the business derived from the Northwest aircraft will go to another team. The Company is currently in the process of determining the impact that this may have on its AMC operations. Any reduction in our share of AMC flying could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The sale or purchase of shares by our principal stockholder could affect the price of our common stock.

HMC Atlas Air, L.L.C. and Harbinger Capital Partners Special Situations Fund, L.P. (“Our Principal Stockholders”) collectively own approximately 8,406,290 shares or 39.9%, of our common stock as of December 31, 2008. On April 16, 2007, we filed a shelf registration with the SEC on behalf of our principal stockholders covering substantially all of the common shares owned by these entities. We may also be required to file up to two additional registration statements on behalf of our principal stockholders in certain circumstances. Our principal stockholders also have piggyback registration rights in connection with certain offerings of our common stock. Due to the extensive nature of their holdings, any purchase or sale of our stock by our principal stockholders could have an adverse impact on the price and/or volatility our common stock.

The concentration of our capital stock ownership could discourage a takeover that other stockholders may consider favorable and make it more difficult for them to elect directors of their choosing.

Our Principal Stockholders beneficially own shares of our common stock, representing 39.9% of the voting power of our common stock. This concentration likely will limit other stockholders’ ability to influence corporate matters. If Our Principal Stockholders were to act in concert with any of our other major stockholders, such holders could be in a position to control the outcome of actions requiring stockholder approval, such as an amendment to our certificate of incorporation, the authorization of additional shares of capital stock, and any merger, consolidation, or sale of all or substantially all of our assets, and could prevent or cause a change in control of the Company.

Provisions in our restated certificate of incorporation and by-laws and Delaware law might discourage, delay or prevent a change in control of the Company and, therefore, depress the trading price of our common stock.

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

The existence of the above provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers, thereby reducing the likelihood that a shareholder could receive a premium for owned common stock in an acquisition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Aircraft

Owned and leased aircraft, not including retired or parked aircraft, at December 31, 2008 include the following:

		Operating		Average
Aircraft Type	Owned	Leased	Total	Age Years

747-200	6	—	6	27.9
747-300	1	—	1	23.1
747-400	8	14	22	9.3

Total	15	14	29	13.6

Lease expirations for our operating leased aircraft included in the above table range from February 2020 to February 2025.

Ground Facilities

Our principal office is located in Purchase, New York, where we lease 120,000 square feet under a long-term lease that expires in 2012. This office includes both operational and administrative support functions, including flight and crew operations, maintenance and engineering, material management, human resources, legal, sales and marketing, financial and information technology.

Atlas also leases 40,000 square feet at the Amsterdam Airport for storage purposes. In October 2006, Atlas began leasing 44,500 square feet of space in Queens, New York for aircraft spare part storage. Polar LLC rents 63,000 square feet of hanger and warehouse storage space in Prestwick, Scotland under a long-term lease that expires in July 2010.

ITEM 3.	LEGAL PROCEEDINGS

The information required in response to this Item is set forth in Note 13 to our Financial Statements, and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2008.

Executive Officers of the Registrant

The following is a list of the names, ages and background of our current executive officers:

William J. Flynn.  Mr. Flynn, age 55, has been our President and Chief Executive Officer since June 2006. Mr. Flynn has a 30 year career in international supply chain management and freight transportation. Prior to joining us, Mr. Flynn served as President and Chief Executive Officer of GeoLogistics Corporation since 2002 where he led a successful turnaround of the company’s profitability and the sale of the company to PWC Logistics Corporation of Kuwait in September, 2005. Prior to his tenure at GeoLogistics Mr. Flynn served as Senior Vice President at CSX Transportation, one of the largest Class 1 railroads operating in the U.S., from 2000 to 2002 where he was responsible for the traditional railcar traffic unit. Mr. Flynn spent over 20 years with Sea-Land Service, Inc a global provider of container shipping services. He served in roles of increasing responsibility in the U.S., Latin America and Asia. Mr. Flynn ultimately served as head of the company’s Asia operations. Mr. Flynn is also a director of Republic Services, Inc and Horizon Lines, Inc. Mr. Flynn holds a Bachelors degree in Latin American studies from the University of Rhode Island and a Masters degree in the same field from the University of Arizona.

John W. Dietrich.  Mr. Dietrich, age 44, has been Executive Vice President and Chief Operating Officer since September 2006. Prior thereto, Mr. Dietrich was a Senior Vice President from February 2004, and in 2003, he was named Vice President and General Counsel. He was also responsible for our Human Resources and Corporate Communications functions from 2003 to October 2007. In 1999, Mr. Dietrich joined Atlas as Associate General Counsel. From 1992 to 1999, Mr. Dietrich was a litigation attorney at United Airlines, providing legal counsel to all levels of management, particularly on employment and commercial litigation issues. Mr. Dietrich attended Southern Illinois University and received his Juris Doctorate, cum laude, from John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

Jason Grant.  Mr. Grant, age 36, has been Senior Vice President and Chief Financial Officer since September 2007. Prior to September 2007, Mr. Grant was Senior Vice President — Network Planning and Business Development from March 2007 and Vice President — Continuous Improvement from August 2006. He was named Vice President — Financial Planning and Analysis in May 2006, after having been elected Staff Vice President responsible for our consolidated budget, forecasting, capital planning and financial analysis in December 2004. Mr. Grant joined us in 2002 and held various finance and treasury positions before being named a Staff Vice President. Prior to joining us, he was a manager of the Financial Planning and Financial Analysis groups for American Airlines. Mr. Grant holds a bachelor’s degree in business administration from Wilfrid Laurier University and a master’s degree in Business Administration from Simon Fraser University in Canada.

Adam R. Kokas.  Mr. Kokas, age 37, has been our Senior Vice President, General Counsel and Secretary since October 2006 and our Chief Human Resources Officer since November 2007. Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on general corporate, securities and business law matters. Prior to joining Ropes & Gray, Mr. Kokas was a partner at Kelley Drye & Warren LLP, where he joined as an associate in 2001. At both Kelley Drye and Ropes & Gray, Mr. Kokas has represented us in a variety of matters, including corporate finance transactions, corporate governance matters, strategic alliances, securities matters, and other general corporate issues. Mr. Kokas earned his bachelor’s degree from Rutgers University and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars.

Michael T. Steen.  Mr. Steen, age 42, has been Senior Vice President and Chief Marketing Officer since April 2007. He is responsible for all aspects of the Company’s global sales and marketing activities, including strategy, new products and services, brand positioning and marketing communications. He assumed responsibility for our Corporate Communications function in November 2007. Prior to joining Atlas, Mr. Steen served as Senior Vice President of Sales and Marketing at Exel PLc and Vice President for the Americas for KLM Cargo. Mr. Steen led the sales and marketing activities for Exel Freight’s management and technology sector. Following Exel’s acquisition by Deutsche Post World Net, he held senior-level positions with the merged company in global supply chain logistics. Prior to joining Exel, he had served in a variety of roles with KLM Cargo over 11 years, including Vice President of the Americas, Head of Global Sales and Marketing for the Logistics Unit and Director of Sales for EMEA. Mr. Steen has also been a member of the Board of Directors of TIACA (a not for profit trade association for the air cargo industry) since November 2007. Mr. Steen earned a degree in economic science from Katrinelund in Gothenburg, Sweden, and is an alumnus of the Advanced Executive Program at the Kellogg School of Management at Northwestern University.

Spencer Schwartz.  Mr. Schwartz, age 42, was elected Vice President and Corporate Controller in November 2008. Mr. Schwartz joined us from MasterCard Incorporated, where he was employed for over 12 years and where he served as Vice President of Taxation; Senior Vice President, Corporate Controller and Chief Accounting Officer; Senior Vice President and Business Financial Officer; and Group Head of Global Risk Management. Prior to joining MasterCard, Mr. Schwartz held financial positions of increasing responsibility with Price Waterhouse, LLP (now PricewaterhouseCoopers, LLP) and Carl Zeiss, Inc. Mr. Schwartz earned a bachelor’s degree in Accounting from The Pennsylvania State University and a Master of Business Administration degree from New York University’s Leonard N. Stern School of Business. He is a certified public accountant.

Executive Officers are elected by our board of directors, and their terms of office continue until the next annual meeting of the board of directors or until their successors are elected and have qualified. There are no family relationships among our executive officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since May 31, 2006, our common stock has been traded on the NASDAQ Global Select Market under the symbol “AAWW”.

Market Price of Common Stock

The following table sets forth the closing high and low sales prices per share of our common stock for the periods indicated.

	High	Low

2008 Quarter Ended
December 31	$38.09	$9.05
September 30	$57.74	$37.94
June 30	$64.92	$49.46
March 31	$55.00	$47.13
2007 Quarter Ended
December 31	$58.59	$52.02
September 30	$60.83	$48.94
June 30	$59.82	$53.69
March 31	$54.29	$44.00

The last reported sale price of our common stock on the NASDAQ National Market on February 24, 2009 was $14.90 per share. As of February 13, 2009, there were approximately 21.1 million shares of our common stock issued and outstanding, and 134 holders of record of our common stock.

During the fourth quarter of 2008, we announced a stock repurchase program, which authorized the repurchase of up to $100 million of our common stock. Purchases may be made at our discretion from time to time on the open market, through negotiated transactions, block purchases or exchange or non-exchange transactions. As of February 25, 2009, we have repurchased a total of 700,243 shares of our common stock for approximately $18.9 million, at an average cost of $26.99 per share under this program.

Dividends

We have never paid a dividend with respect to our common stock, nor do we anticipate paying a dividend in the foreseeable future. Moreover, certain of our financing arrangements contain financial covenants that could limit our ability to pay cash dividends.

Foreign Ownership Restrictions

Under our by-laws, U.S. federal law and DOT regulations, we must be controlled by U.S. citizens. In this regard, our President and at least two-thirds of our board of directors and officers must be U.S. citizens and not more than 25% of our outstanding voting common stock may be held by non-U.S. citizens. We believe that during the period covered by this Report we were in compliance with these requirements.

ITEM 6.	SELECTED FINANCIAL DATA

The selected balance sheet data as of December 31, 2008 and 2007 (Successor Company) and the selected statements of operations data for the years ended December 31, 2008, 2007 and 2006 have been derived from our audited Financial Statements included elsewhere herein. The selected balance sheet data as of December 31, 2006, 2005 and 2004, and selected statements of operations data for the year ended December 31, 2005 and for the period July 28, 2004 through December 31, 2004 (Successor Company) and the period January 1, 2004 through July 27, 2004 (Predecessor Company), prior to our emergence from bankruptcy, have been derived from our audited Financial Statements not included herein.

The information provided below in operating expenses with respect to aircraft rent, depreciation, interest expense and net income for periods after July 27, 2004 were affected materially by fresh-start accounting which did not affect such items during the first seven months of 2004. In conjunction with our emergence from bankruptcy, we applied the provisions of fresh-start accounting effective as of July 27, 2004, at which time a new reporting entity was deemed to have been created.

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

Upon a reconsideration event and application of FIN 46(R), the Company determined that DHL was the primary beneficiary of Polar on the Commencement Date and, as a result, it deconsolidated Polar for financial reporting purposes as of October 27, 2008, previously the Company had accounted for Polar on a consolidated basis. Since that date, the Company is reporting Polar under the equity method of accounting. The resulting impact from this change reduces revenue, operating expenses, total assets, liabilities and equity related to Polar. In the following table, except for per share data, all amounts are in thousands.

	Successor					Predecessor
					For the Period	For the Period
	For the Year	For the Year	For the Year	For the Year	July 28, 2004	January 1, 2004
	Ended	Ended	Ended	Ended	Through	Through
	December 31,	December 31,	December 31,	December 31,	December 31,	July 27,
	2008	2007	2006	2005	2004	2004

Statement of Operations Data:
Total operating revenues	$1,607,482	$1,575,105	$1,480,734	$1,617,897	$679,294	$735,367

Total operating expenses	1,615,954	1,420,330	1,328,434	1,424,597	612,319	758,066

Operating income (loss)	(8,472)	154,775	152,300	193,300	66,975	(22,699)

Net income	$63,696	$132,415	$59,781	$73,861	$22,710	$28,246

Net income per share (Basic)	$2.98	$6.24	$2.89	$3.64	$1.12	$0.74

Net income per share (Diluted)	$2.97	$6.17	$2.83	$3.56	$1.11	$0.74

Financial Position Data:
Total assets	$1,600,745	$1,417,190	$1,119,780	$1,180,810	$1,142,196
Long-term debt (less current portion)	$635,628	$365,619	$398,885	$529,742	$602,985
Stockholders’ equity	$681,739	$549,225	$473,844	$357,905	$277,962

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes of Atlas Air Worldwide Holdings, Inc. included in Item 8 of this report. References to “we,” “our” and “us” refer to the business conducted by AAWW and its subsidiaries.

Business Overview

We are the leading provider of leased wide-body freighter aircraft, furnishing outsourced air cargo operating services and solutions to the global air freight industry. As such, we manage and operate the world’s largest fleet of 747 freighters. We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that lead the industry in terms of quality and global scale. Our customers include airlines, express delivery providers, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Asia, the Middle East, Australia, Europe, South America, Africa and North America.

Global air freight demand is highly correlated with global gross domestic product and the slowdown in global economic activity in 2008 resulted in an unprecedented decline in air freight volumes in the second half of 2008. We believe that our business model, which focuses on deployment of modern and efficient 747-400 assets in long term ACMI contracts and older 747-200 assets in the AMC and Commercial Charter markets, positions us well to meet the challenges of the market environment.

Our existing fleet of 22 modern, high-efficiency 747-400 aircraft represents the most efficient freighter assets in the marketplace. Our primary placement for these aircraft will continue to be long-term ACMI outsourcing contracts with high credit quality customers. We will opportunistically displace further 747-200 AMC and Commercial Charter flying to the extent we are exposed to ACMI contract remarketing gaps in this difficult market environment. Our growth plans are focused on the further enhancement of our ACMI market position with our order of 12 new state-of-the-art 747-8F aircraft, scheduled to be delivered at the earliest in late 2010 continuing through early 2012. We are currently the only provider offering these aircraft to the outsourced freighter market. In addition to our firm order, we also hold rights to purchase up to an additional 14 747-8F aircraft, providing us with flexibility to further expand our fleet in response to market conditions.

We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry. The relative operating cost efficiency of our current 747-400F aircraft and future 747-8F aircraft, including their superior fuel efficiency, capacity and loading capabilities, create a compelling value proposition for our customers and position us well to manage the current difficult market conditions and for future growth in both the ACMI and Dry Leasing areas of our business.

Our primary service offerings are:

Freighter aircraft leasing services, which encompasses the following:

•	ACMI, whereby we provide outsourced operating solutions including the provision of crew, maintenance and insurance for the aircraft, while customers assume fuel, demand and Yield risk. ACMI contracts typically range from three to six year periods for 747-400s and shorter periods for 747-200s. Included in ACMI is the provision of Express Network ACMI whereby, we provide dedicated 747-400 aircraft servicing the requirements of DHL’s global express operations and of other customers through Polar as well as the requirements of Polar’s other customers;

•	Dry Leasing, whereby we provide aircraft and engine leasing solutions to third parties for one or more dedicated aircraft for one to five year periods. We provide Dry Leasing services primarily to GSS, a private company in which we own a 49% interest and account for under the equity method. We also provide Dry Leasing services to third party customers through both Atlas and our newly formed leasing subsidiary, Titan.

Charter services, which encompasses the following:

•	AMC Charter services, whereby we provide air cargo services for the AMC;

•	Commercial Charter, whereby we provide all-inclusive cargo aircraft charters to brokers, freight forwarders, direct shippers and airlines. In addition, following commencement of the Amended BSA, the Commercial Charter business segment provides airport-to-airport air cargo services to freight forwarders and other shipping customers in limited markets.

We believe that the following competitive strengths will allow us to capitalize on opportunities that exist in the global air freight industry:

Market leader for freighter aircraft leasing and outsourced aircraft solutions to the global air freight industry:

We manage the world’s largest fleet of Boeing 747-400 freighters, the largest and most cost effective long-haul commercial freighter currently available. Our fleet consists of twenty-two 747-400, one 747-300 and six 747-200 freighters representing roughly 10% of the heavy freighters operating in the world today. This highlights our position as the preeminent provider of these highly desirable and scarce assets in the case of the current 747-400 freighter and the future 747-8F. Our operating model deploys our aircraft across a range of freighter aircraft leasing and charter services to drive maximum utilization and value from our fleet. The scale of our fleet enables us to have aircraft available globally to respond to our customers’ needs, both on a planned and ad hoc basis. We believe this provides us with a commercial advantage over our competitors with smaller and less flexible fleets.

The 747-400, which is the core of our ACMI segment, is the industry leader for operating performance in the intercontinental air freighter market due to its cost and capacity advantage over other freighters. According to the manufacturer, these aircraft burn 10-16% less fuel and have 26 tons and 1,200 nautical miles of incremental capacity and range compared to 747-200s. In September 2006, we placed an order for 12 new, state-of-the-art 747-8F aircraft, which have even better operating performance relative to the 747-400 and will allow us to grow and maintain our industry leading position for the foreseeable future.

Stable base of contractual revenue and reduced operational risk:

Our focus on providing contracted aircraft and operating solutions to customers contributes to increased stability of our revenues and reduces our operational risk. Typically, ACMI and Dry Leasing contracts with customers for 747-400 aircraft range from three to five years. Under the ACMI and Dry Leasing structure, our customers assume fuel, Yield and demand risk resulting in reduced operational risk for AAWW. Most ACMI contracts typically provide us with a guaranteed minimum level of revenue and target level of profitability.

Our Express Network ACMI contract with DHL includes the allocation of blocked space capacity on a long-term basis for up to 20 years. This arrangement eliminates Yield and demand risks, much like our ACMI business, for a minimum of six 747-400 aircraft. DHL will be subject to a monthly minimum Block Hour guarantee.

Our AMC Charter services are operated under an annual contract with the U.S. military, whereby the military assumes fuel price risk, mitigating the risk of this business.

Focus on asset optimization:

By managing the largest fleet of 747 freighter aircraft, we achieve significant economies of scale in areas such as aircraft maintenance, crew training, crew efficiency, inventory management, and purchasing. The addition of the 747-8F aircraft will further enhance efficiencies as these new aircraft will have a high degree of operational, maintenance and spare parts commonality with our existing fleet of 747-400s, as well as a common pilot-type rating.

Our mix of aircraft is closely aligned with our customer needs. We believe our freighter aircraft leasing businesses are well suited for our existing 747-400s and our ordered 747-8Fs. Our 747-200 freighters are utilized for high contribution AMC flying and for Commercial Charter business on an opportunistic basis.

We continually evaluate our fleet to ensure that we offer the most efficient and relevant mix of aircraft across our various businesses. In keeping with our strategy of actively managing our asset base by selectively disposing of less productive assets, we parked a total of eight 747-200 aircraft in 2008 and took a Special charge in connection with the retirement of these assets. The retirements of additional 747-200 aircraft is dependent on several factors, including current and anticipated market conditions, among others (see Results of Operations and Note 4 to our Financial Statements for additional information).

Our leasing model is unique in that we offer a portfolio of operating solutions that complement our freighter aircraft leasing businesses. We believe this allows us to improve the returns we generate from our asset base by allowing us to flexibly redeploy aircraft to meet changing market conditions, ensuring the maximum utilization of the fleet. Our charter services complement our freighter aircraft leasing services by allowing us to increase aircraft utilization during open time and to react to changes in demand in these segments. We have employees situated around the globe who closely monitor demand for commercial charter services in each region, enabling us quickly to redeploy available aircraft. Our 747-200 aircraft are unencumbered and have allowed us to quickly adjust the size of our fleet in reaction to changes in market demand. We also endeavor to manage our leasing contract portfolio to stagger contract terms to mitigate our remarketing risks and aircraft down time. This is especially important during periods when demand for our services, particularly in respect of the ACMI business segment, has been softened.

Long-term strategic customer relationships and unique service offerings:

We combine the global scope and scale of our efficient aircraft fleet with high quality, cost-effective operations and premium customer service to provide unique, fully integrated and reliable solutions for our customers. We believe the outcome is customers who are motivated to seek long-term relationships with us.

This has historically allowed us to command higher prices than our competitors in several key areas. These long-term relationships help us to build resilience into our business model.

Our customers have access to solutions, such as inter-operable crews, flight scheduling, fuel efficiency planning, and maintenance spare coverage, which set us apart from other participants in the freighter aircraft leasing market. Furthermore, we have access to valuable operating rights to restricted markets such as Brazil, Japan and China. We believe our freighter leasing services allow our customers to effectively expand their capacity and operate dedicated freighter aircraft without simultaneously taking on exposure to fluctuations in the value of owned aircraft and, in the case of our ACMI leases, long-term expenses relating to crews and maintenance. Dedicated freighter aircraft enable schedules to be driven by cargo rather than passenger demand (for those who typically handle portions of their cargo operations via belly capacity on passenger aircraft) which we believe allows our customers to drive higher contribution from cargo operations. During 2008, both Atlas and Polar successfully completed the International Air Transport Association’s Operational Safety Audit (IOSA), a globally recognized safety and quality standard.

We provide freighter aircraft leasing solutions to some of the world’s premier airlines and some of the world’s largest freight forwarders. We will take advantage of opportunities to maintain and expand our relationships with our existing customers, while seeking new customers and new geographic markets.

Experienced management team:

Our senior management team has extensive operating and leadership experience in the air freight, airline and logistics industries at companies such as United Airlines, US Airways, Lufthansa Cargo, American Airlines, Canadian Airlines, Continental Airlines, SH&E Air Transport Consultancy, ASTAR Air Cargo and KLM Cargo, as well as the United States Navy, Air Force and Federal Air Marshal Service. Our management team is led by William J. Flynn, who has 30 years of experience in freight and transportation and has held senior management positions with several transportation companies. Prior to joining AAWW, Mr. Flynn was President and CEO of GeoLogistics, a global transportation and logistics enterprise.

Business Strategy

Our strategy includes the following:

Actively manage our fleet with a focus on leading-edge aircraft

We continue to actively manage our fleet of leading-edge wide-body freighter aircraft across our two primary business services to meet customer demands. Our 747-400s and 747-8Fs will be utilized primarily in our freighter aircraft leasing businesses (Dry Leasing, ACMI and Express Network ACMI) and in the AMC and Commercial Charter market during any remarketing periods. We will deploy our remaining 747-200 fleet in the AMC Charter, Commercial Charter and Dry Leasing markets, while evaluating sale and other opportunities for these aircraft as market conditions warrant. We continue to work with aircraft manufacturers to update our fleet with new aircraft to ensure that we provide our customers with the most efficient aircraft to meet their global air cargo demand. We will also continue to manage our older aircraft in an opportunistic way to maximize returns (see Results of Operations for further discussion).

Focus on securing long-term contracts

We will continue to focus on securing long-term leasing contracts, which provide us with stable revenue streams and predictable margins. In addition, these agreements limit our direct exposure to fuel and other costs and mitigate the risk of fluctuations in both Yield and demand in the air freight business, while also improving the overall utilization of our fleet.

Drive significant and ongoing efficiencies and productivity improvements

In 2006, we began to enhance our organization through an initiative called “Continuous Improvement”. We created a separate department and officer position to drive the process and to involve all areas of the organization in the effort to re-examine, re-design and improve the way we do business. Our initial goal was to generate $100 million in cost savings, on an annualized basis, by the end of 2008. We have met and exceeded this initial goal and our efforts to realize additional savings will continue through 2009 and beyond.

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

Financial Overview

Our 2008 Results of Operations have been impacted by several important factors that affect comparisons to 2007. First, we recognized a gain of approximately $153.6 million on the Commencement Date for the issuance of Polar shares to DHL. As discussed earlier, DHL acquired a 49% equity interest and a 25% voting interest in Polar in exchange for proceeds of $176.9 million, which includes working capital and interest.

Second, we deconsolidated Polar as of the Commencement Date. Our Operating Statistics, Operating Revenue and Operating Expenses reflect the consolidation of Polar and its Scheduled Service business through October 26, 2008 compared to a full twelve month presentation for 2007.

Prior to the Commencement Date, Polar provided scheduled air cargo services to freight forwarders and agents. Polar operated airport-to-airport routes on a specific schedule, and customers paid to have their freight carried on that route and schedule. The Scheduled Service business had traditionally been seasonal, with peak demand coinciding with the retail holiday season, which typically began in September and lasted through mid-December.

Subsequent to the Commencement Date, DHL, through Polar, assumed the commercial revenue, Load Factor and Yield risks inherent in operating Polar’s Scheduled Service business. In addition, DHL now bears the risk of loss associated with direct costs of operation, including fuel, insurance, overfly and landing fees and ground handling for the markets it serves.

Third, as noted above, 2008 lacked the traditional peak holiday season, which adversely impacted both our ACMI and Commercial Charter customers, as well as Polar’s Scheduled Service customers prior to the Commencement Date. In 2008, general worldwide economic conditions experienced a downturn due to the sequential effects of the sub-prime lending crisis, general credit, recession, market crisis, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions resulted in reduced demand for products being shipped by air for our ACMI and Commercial Charter customers, causing many of them to fly at their contractual minimums during the traditional September to December peak holiday season as compared to prior years. According to industry data, most regions reported declining airfreight traffic in 2008. The largest decline was in Latin America, where airfreight traffic decreased 13.5%, followed by declines of 6.6% in the Asia/Pacific region, 2.8% in Europe, 2.5% in Africa and 1.9% in North America.

Fourth, we took a Special charge related to our 747-200 fleet. As a result of the weak revenue environment primarily due to the lack of a 2008 peak holiday season and excess capacity in the 747-200 market, we made a decision in the fourth quarter of 2008 to retire a portion of our 747-200 fleet. We have parked nine of the sixteen 747-200 aircraft in this fleet. Included in the Special charge is the impairment of the 747-200 fleet and related assets, as well as costs related to the termination of one 747-200 operating lease, a write down of excess expendable 747-200 inventory, employee terminations and the termination of two maintenance contracts for 747-200 engines.

Non-GAAP Financial Information

We believe that the non-GAAP financial measures, as discussed below, facilitate a better understanding of our Results of Operations and provide a more meaningful comparison of our results between periods. Therefore, pursuant to the requirements of SEC regulation G, portions of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include a comparison of certain non-GAAP financial measures to the most directly comparable GAAP financial measures. The presentation of non-GAAP financial measures should not be considered in isolation nor as a substitute for our related financial results prepared in accordance with GAAP. Specifically, we are presenting operating expenses that exclude a Special charge relating to the impairment of our 747-200 fleet and related assets, as well as costs related to the termination of one 747-200 aircraft operating lease, a write down of excess expendable 747-200 inventory, employee terminations and the termination of two maintenance contracts for 747-200 engines. We also recognized additional maintenance expense as a result of the acceleration of engine overhauls to complete the termination of one of our power-by-the-hour maintenance contracts (see Note 4 to our Financial Statements for further information).

See Operating Expenses for a reconciliation of operating expenses excluding these special items to the most directly comparable GAAP measure.

Years Ended December 31, 2008 and 2007

Operating Statistics

As noted above, our 2008 Operating Statistics were impacted by the deconsolidation of Polar for approximately two months following the Commencement Date. All Express Network Block Hours for the aircraft flown by Polar subsequent to the Commencement Date are reflected as ACMI Block Hours, and there was no Scheduled Service activity for that period. The table below sets forth selected Operating Statistics for the years ended December 31:

			Increase/		Percent
	2008	2007	(Decrease)		Change

Block Hours
ACMI	59,161	60,230	(1,069)		(1.8)%
Scheduled service	36,731	42,798	(6,067)		(14.2)%
AMC charter	18,022	22,292	(4,270)		(19.2)%
Commercial charter	6,713	7,442	(729)		(9.8)%
Non revenue/other	740	728	12		1.6%

Total Block Hours	121,367	133,490	(12,123)		(9.1)%

Revenue Per Block Hour
ACMI	$6,055	$5,992	$63		1.1%
AMC charter	23,627	17,449	6,178		35.4%
Commercial charter	18,967	15,741	3,226		20.5%
Scheduled Service Traffic
RTMs (000s)	1,372,027	1,607,309	(235,282)		(14.6)%
ATMs (000s)	2,177,683	2,491,306	(313,623)		(12.6)%
Load Factor	63.0%	64.5%	(1.5	) pts
RATM	$0.296	$0.264	$0.032		12.1%
Yield	$0.470	$0.409	$0.061		14.9%
Fuel
Scheduled Service and Commercial Charter
Average fuel cost per gallon	$3.35	$2.24	$1.11		49.6%
Fuel gallons consumed (000s)	142,381	165,157	(22,776)		(13.8)%
AMC
Average fuel cost per gallon	$3.41	$2.24	$1.17		52.2%
Fuel gallons consumed (000s)	58,621	72,175	(13,554)		(18.8)%
Fleet (average during the period) Aircraft count*	30.9	32.0	(1.1)		(3.4)%
Out-of-service	0.8	0.2	0.6		300.0%
Dry leased	4.1	5.0	(0.9)		(18.0)%

*	Dry leased and out-of-service (including held for sale) aircraft are not included in the operating fleet average aircraft count.

Operating Revenues

Our 2008 Operating Revenues were impacted by the deconsolidation of Polar for approximately two months following the Commencement Date, while 2007 Operating Revenue reflected a full year. The revenue line items impacted are discussed below. The following table compares our Operating Revenues for the years ended December 31:

			Increase	Percent
	2008	2007	(Decrease)	Change

Operating Revenues
ACMI	$358,234	$360,909	$(2,675)	(0.7)%
Scheduled service	645,283	657,576	(12,293)	(1.9)%
AMC charter	425,814	388,966	36,848	9.5%
Commercial charter	127,325	117,142	10,183	8.7%
Dry leasing	48,770	50,512	(1,742)	(3.4)%
Other	2,056	—	2,056	—

Total Operating Revenues	$1,607,482	$1,575,105	$32,377	2.1%

ACMI revenue decreased $2.7 million or 0.7% due to a reduction in aircraft utilization driven by weak peak season demand in the fourth quarter of 2008 offset almost entirely by the commencement of full Express Network flying on October 27, 2008. After October 27, 2008, Express Network activity was included in ACMI results. ACMI Block Hours were 59,161 in 2008, compared with 60,230 in 2007, a decrease of 1,069 Block Hours or 1.8%. In 2008, there was an average of 10.7 747-400 aircraft and 2.2 747-200 aircraft supporting ACMI compared with an average of 10.2 747-400 aircraft and 2.5 747-200 ACMI for the comparable period in 2007. Revenue Per Block Hour was $6,055 for 2008, compared with $5,992 for 2007, an increase of $63 per Block Hour or 1.1%.

Scheduled Service revenue decreased $12.3 million or 1.9% reflecting a significant reduction in ATMs of 12.6% due to the deconsolidation of Polar. After October 27, 2008, Express Network flying is reflected under ACMI. The capacity reductions were partially offset by fuel surcharge driven increases in Yields. RTMs in 2008 for the Scheduled Service segment were 1.37 billion on a total capacity of 2.18 billion ATMs. This compares with RTMs of 1.61 billion on a total capacity of 2.49 billion ATMs in 2007. Block Hours were 36,731 in 2008, compared with 42,798 in 2007, a decrease of 6,067 or 14.2%. Load Factor was 63.0% with a Yield of $0.470, compared with a Load Factor of 64.5% with a Yield of $0.409 in 2007. RATM in the Scheduled Service segment was $0.296 in 2008, compared with $0.264 in 2007, representing an increase of 12.1%.

AMC Charter revenue increased $36.8 million or 9.5% as a significantly higher fuel component for the AMC mileage rate was only partially offset by a reduction in flying. AMC Charter Block Hours were 18,022 in 2008 compared with 22,292 in 2007, a decrease of 4,270 Block Hours or 19.2%. The decrease in AMC Charter Block Hours in 2008 reflects a spike in AMC demand in early 2007 due to an escalation in military activity in the Middle-East and a subsequent decrease in demand during the latter part of 2007 and into 2008. As fuel prices increased during 2008, the AMC gradually raised its “pegged” fuel price from $2.20 to $4.30 per gallon through September 30, 2008. Beginning October 1, 2008, the AMC reduced the “pegged” fuel price to $4.15 per gallon for the remainder of 2008. The changes from the interim increases in the “pegged” fuel price had the effect of increasing the AMC Revenue Per Block Hour from $17,449 for 2007 to $23,627 for 2008, an increase of $6,178 or 35.4%.

Commercial Charter revenue increased $10.2 million or 8.7% as a result of an increase in Revenue Per Block Hour, which was partially offset by a decrease in Block Hours flown. Revenue Per Block Hour was $18,967 in 2008, compared with $15,741 in 2007, an increase of $3,226 per Block Hour or 20.5%. The increase in Revenue Per Block Hour was the result of pricing increases effected to compensate for the higher cost of fuel and an improved mix of high Yielding charters during the first nine months of the year, which moderated during the fourth quarter of 2008 as fuel prices decreased and demand weakened. Commercial

Charter Block Hours were 6,713 in 2008, compared with 7,442 in 2007, a decrease of 729 or 9.8%. The decrease in Block Hours was due to a soft market for 747-200 charters and a weak 2008 holiday season.

Dry Leasing revenue decreased $1.7 million or 3.4% as a result of decreases in 747-200 Dry Leasing revenues and reductions in Dry Lease rates on our 747-400 leases to GSS. During 2008, we had an average of 3.0 747-400 aircraft and 1.1 747-200 aircraft on Dry Lease to third parties compared with an average of 3.0 747-400 aircraft and 2.0 747-200 aircraft on Dry Lease to third parties during 2007. We experienced customer defaults on three Dry Leased 747-200 aircraft in the second quarter of 2008 as the two customers leasing these aircraft filed for protection under local insolvency laws. We have repossessed two aircraft from one customer and are in the process of repossessing the third. All of these aircraft have been parked. All rents and maintenance reserves payable to us under these Dry Leases were fully reserved in the second quarter of 2008.

Total operating revenue increased $32.4 million or 2.1% in 2008 compared with 2007, despite a 9.1% reduction in Block Hours on a year-over-year basis. The increased revenue was primarily due to fuel-driven Yield increases in our AMC Charter and Commercial Charter business segments.

Operating Expenses

Our 2008 Operating Expenses were impacted by the deconsolidation of Polar for approximately two months following the Commencement Date. The expense line items impacted are discussed below. In addition, as described above, the following table shows a reconciliation of Operating Expenses excluding special items to the most directly comparable GAAP measure, which management believes creates a more meaningful comparison of results between periods for the years ended December 31:

	2008			2007	As Adjusted
		Special			Increase	Percent
	Actual	Items	Non-GAAP	Actual	(Decrease)	Change

Operating Expenses
Aircraft fuel	$677,544	$—	$677,544	$531,755	$145,789	27.4%
Salaries, wages and benefits	221,765	—	221,765	249,517	(27,752)	(11.1)%
Maintenance, materials and repairs	171,396	8,186	163,210	149,306	13,904	9.3%
Aircraft rent	157,063	—	157,063	155,575	1,488	1.0%
Ground handling and airport fees	61,927	—	61,927	78,038	(16,111)	(20.6)%
Landing fees and other rent	65,033	—	65,033	76,208	(11,175)	(14.7)%
Depreciation and amortization	38,946	—	38,946	40,012	(1,066)	(2.7)%
Gain on disposal of aircraft	(2,726)	—	(2,726)	(3,475)	(749)	(21.6)%
Travel	45,842	—	45,842	50,814	(4,972)	(9.8)%
Minority interest	(3,675)	—	(3,675)	—	(3,675)	—
Special charge	91,167	91,167	—	—	—	—
Other	91,672	—	91,672	92,580	(908)	(1.0)%

Total Operating Expenses	$1,615,954	$99,353	$1,516,601	$1,420,330	$96,271	6.8%

Aircraft fuel expense increased $145.8 million or 27.4% as a result of approximately $223.2 million in fuel price increases which was partially offset by reduced consumption which accounted for $77.4 million. Of the $77.4 million in volume decreases, approximately $43.6 million was due to the deconsolidation of Polar. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately $3.35 for 2008, compared with approximately $2.24 for 2007, an increase of $1.11 or 49.6%. During 2008, aviation fuel prices rose steadily during the first seven months of the year peaking at an average of $4.33 per gallon in July before declining sharply from August through the end of the year to an average of $2.13 per gallon for the month of December. Fuel consumption for the Scheduled Service and Commercial Charter businesses decreased 22.8 million gallons or 13.8%. Consumption fell by 17.9 million gallons due to the deconsolidation of Polar. The average fuel price per gallon for the AMC business was approximately $3.41 in 2008, compared with approximately $2.24 in 2007, an increase of $1.17 or 52.2%. AMC fuel consumption decreased by 13.6 million gallons or 18.8%. The decrease in AMC fuel consumption is commensurate with the decrease in Block Hours operated in that segment. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.

Salaries, wages and benefits decreased $27.8 million or 11.1% due to $17.6 million of lower crew costs and $10.2 million of lower ground staff expenses. $10.9 million of the lower crew costs was related to lower Block Hours and $6.3 million was due to lower profit sharing payments. Ground staff expenses fell mainly due to lower incentive compensation. Profit sharing and incentive compensation were down due to lower profitability in 2008. Approximately $4.1 million of the reduction was attributable to the deconsolidation of Polar.

Maintenance, materials and repairs, as adjusted, increased $13.9 million or 9.3% primarily due to increased heavy airframe check expense of approximately $2.5 million and engine overhauls of approximately $12.9 million partially offset by improvements in line maintenance, materials expenses and rotable repair expense. There were forty engine overhauls in 2008 compared with thirty-nine during 2007. Atlas experienced significant increases in the overhaul cost per 747-200 engines prior to the termination of the maintenance contracts on those engines. There were seven C Checks on 747-200 aircraft and four C Checks on 747-400 aircraft during 2008, compared to no C Checks on 747-400 and eleven C Checks on 747-200 aircraft during 2007. There were no 747-200 D Checks and four 747-400 D Checks in 2008 compared with one 747-200 D Check and one 747-400 D Check during 2007.

The figures in the preceding paragraph exclude maintenance expense totaling $8.2 million as a result of five engine overhauls in the fourth quarter. Those overhauls were incurred due to the early termination of one of our power-by-the-hour maintenance contracts (see Note 4 to our Financial Statements for further information).

Aircraft rent increased $1.5 million or 1.0% as a result of the use of short-term engine rentals for 747-400 aircraft while our engines were by being overhauled during 2008.

Ground handling and airport fees decreased $16.1 million or 20.6%, of which $10.1 million was due to a reduction in handling volumes from the deconsolidation of Polar. In addition, approximately $4.4 million related to renegotiated ground handling rates as part of our Continuous Improvement initiative.

Landing fees and other rent decreased $11.2 million or 14.7%, substantially all of which was due to the reduction in Block Hour volumes of which approximately $5.7 million was due to the deconsolidation of Polar. We generally do not incur landing fees for our ACMI service as the cost is borne by the customer.

Depreciation and amortization decreased $1.1 million or 2.7% primarily due to a decrease in depreciation on aircraft and engines as a result of the sale and disposal of assets.

Gain on disposal of aircraft in 2008 resulted from the disposal of aircraft tail number N527FT, which was damaged and subsequently scrapped (except for engines and other valuable rotable parts) after we reached a settlement with our insurer (see Note 5 to our Financial Statements for further information). The $2.7 million gain represents the amount the insurance proceeds exceeded the net book value of the aircraft. The gain in 2007 was from the sale of aircraft tail number N536MC and one CF6-50 engine.

Travel decreased $5.0 million or 9.8%, substantially all of which was due to a reduction in Block Hour volumes. In addition approximately $1.2 million was due to the deconsolidation of Polar.

Minority interest is related to DHL’s 49% ownership interest in Polar. Prior to the Commencement Date, DHL was responsible for $3.7 million of the losses for Polar.

Special charge is the result of an impairment charge of $69.1 million, related to the write down of the 747-200 fleet, including related engines, rotable inventory, expendable parts and other equipment to their estimated fair values during the fourth quarter of 2008. In addition, the Company incurred a special charge related to the termination of one 747-200 aircraft operating lease of $2.0 million, a write down of excess expendable 747-200 inventory of $4.7 million, employee termination costs of $0.8 million and the termination of two maintenance contracts for 747-200 engines of $14.5 million. See Note 4 to our Financial Statements for further information.

Other operating expenses decreased $0.9 million or 1.0% of which $0.6 million was due to the deconsolidation of Polar.

Total operating expense, as adjusted, increased $96.3 million or 6.8% in 2008 compared with 2007.

Non-operating Expenses/(Income)

Our 2008 Non-operating Expenses/(Income) were impacted by the deconsolidation of Polar for approximately two months following the Commencement Date and the recognition of the Gain on issuance of subsidiary stock. The Non-operating Expenses/(Income) line items impacted are discussed below. The following table compares our non-operating expenses for the years ended December 31:

			Increase/	Percent
	2008	2007	(Decrease)	Change

Non-operating Expenses/(Income)
Interest income	$(12,778)	$(17,775)	$4,997	28.1%
Interest expense	49,986	44,732	5,254	11.7%
Capitalized interest	(11,282)	(4,489)	(6,793)	(151.3)%
Gain on issuance of subsidiary stock	(153,579)	—	(153,579)	—
Other expense/(income), net	5,285	(428)	5,713	—

Interest income decreased $5.0 million or 28.1% primarily due to a reduction in the effective yield on cash and cash equivalents as global interest rates dropped dramatically in the second half of 2008.

Interest expense increased $5.3 million or 11.7% due to growth in borrowings under our PDP financing facility on five of our twelve firm 747-8F orders resulting in $5.0 million of additional interest expense. During the third quarter of 2008, we also debt financed two recently acquired 747-400s, issuing a total of $100 million in debt secured by these two aircraft (see Note 7 to our Financial Statements for additional information). Long- and short-term debt and capital leases averaged approximately $527.5 million in 2008 compared with approximately $405.6 million in 2007.

Capitalized interest increased $6.8 million or 151.3% primarily due to $5.0 million of interest on the PDP borrowings paid to Boeing on our 747-8F aircraft order (see Note 7 to our Financial Statements for further information).

Gain on issuance of subsidiary stock was the recognition of a $153.6 million gain on the Commencement Date due to the issuance of shares to DHL when they acquired a 49% equity interest and a 25% voting interest in Polar in exchange for proceeds of $176.9 million (see Note 3 to our Financial Statements for further information).

Other expense/(income), net increased $5.7 million primarily due to the negative impact of foreign exchange rates of $4.2 million and a $1.5 million unrealized loss on our investment with The Reserve Primary Fund (see Note 2 to our Financial Statements for further information). The U.S. dollar strengthened against most foreign currencies during 2008 compared with 2007 when the U.S. dollar weakened against most foreign currencies. We do not hedge our foreign currency exposure and, therefore, we record gains and losses when funds are exchanged into U.S. dollars.

Income taxes:  The effective income tax rate for 2008 was 44.1% compared to 0.2% for 2007. The 2007 rate fell below the U.S. federal statutory rate of 35% primarily due to the recognition of an income tax benefit of 16.1% related to certain types of non-U.S. leasing income and 21.6% related to the utilization of tax basis in the shares of Polar. Without these benefits, the 2007 effective rate would have been 37.9%. The 2008 rate exceeded the U.S. federal rate primarily due to state income tax expense of 2% plus a valuation allowance of 6.7%. The valuation allowance related to losses incurred primarily by Polar prior to its deconsolidation.

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

Ownership costs are apportioned to segments based on aircraft equivalents (derived from Block Hours flown) except for certain ACMI flying, which involves dedicated aircraft, in which case the allocation is based on the number of dedicated aircraft. The following table compares our Direct Contribution for segments (see Note 12 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using Direct Contribution) for the years ended December 31:

			Increase/	Percent
	2008	2007	(Decrease)	Change

Direct Contribution:
ACMI	$81,317	$84,795	$(3,478)	(4.1)%
Scheduled Service	(43,160)	36,969	(80,129)	(216.7)%
AMC Charter	108,313	99,464	8,849	8.9%
Commercial Charter	10,332	10,009	323	3.2%
Dry Leasing	14,167	16,069	(1,902)	(11.8)%

Total Direct Contribution	$170,969	$247,306	$(76,337)	(30.9)%

Unallocated Fixed Costs	$114,025	$118,046	$(4,021)	(3.4)%

ACMI Segment

Direct Contribution relating to the ACMI segment decreased $3.5 million or 4.1%. During 2008, there was an average of 12.0 747-400 aircraft and 2.2 747-200 aircraft supporting ACMI compared with an average of 10.2 747-400 aircraft and 2.5 747-200 aircraft supporting ACMI in 2007. ACMI segment Direct Contribution decreased primarily due to an increase in heavy maintenance costs. The increase in maintenance costs was primarily due to this segment’s allocated share of four additional 747-400 C Checks, three additional 747-400 D-Checks, and four additional engine overhauls in 2008 compared with 2007.

Scheduled Service Segment

Direct Contribution relating to the Scheduled Service segment decreased $80.1 million or 216.7% primarily due to substantial fuel price increases that were only partially offset by fuel-surcharge-driven Yield increases. Also reducing the contribution were heavy maintenance costs primarily due to this segment’s allocated share of four additional 747-400 C Checks, three additional 747-400 D-Checks, and four additional CF6-80 engine overhauls in 2008 compared with 2007.

AMC Charter Segment

Direct Contribution relating to the AMC Charter segment increased $8.8 million or 8.9% primarily due to AMC mileage rate increases attributable to the annual rate-making process as well as interim increases in the “pegged” fuel price (see AMC Revenue discussion above). The combined effect of these changes in the AMC mileage rate caused an increase in the AMC Revenue Per Block Hour from $17,449 in 2007 to $23,627 in 2008. The increase in the AMC mileage rate, which includes a standard profit margin allowed by the AMC, was partially offset by cost increases in maintenance, fuel and commissions in 2008 compared with 2007.

Commercial Charter Segment

Direct Contribution relating to the Commercial Charter segment increased $0.3 million or 3.2% as a result of increases in profitable 747-400 charter activity. Profit increases on 747-400 Commercial Charter Operations were sufficient to offset a decline in profits related to 747-200 Commercial Charter operations. Overall demand and profitability of 747-200 Commercial Charter flying fell sharply at the end of 2008.

Dry Leasing Segment

Direct Contribution relating to the Dry Leasing segment decreased $1.9 million or 11.8% due to decreases in our 747-400 Dry Leases to GSS. During 2008, we had an average of 3.0 747-400 aircraft and 1.1 747-200 aircraft on Dry Lease compared with an average of 3.0 747-400 aircraft and 2.0 747-200 aircraft on Dry Lease to third parties during 2007. We experienced customer defaults on three Dry Leased 747-200 aircraft in the second quarter of 2008 as the two customers leasing these aircraft filed for protection under local insolvency laws. We have repossessed two aircraft from one customer and are in the process of repossessing the third. All of these aircraft have been parked. All rents and maintenance reserves payable to us under these Dry Leases were fully reserved in the second quarter of 2008.

Unallocated Fixed Costs

Unallocated fixed costs decreased $4.0 million or 3.4% primarily due to a $10.0 million decrease in incentive compensation costs related to management personnel costs, which are shown in the Unallocated Fixed Cost category. This savings was partially offset by the negative impact of foreign exchange rates of $4.2 million as the U.S. Dollar strengthened sharply in 2008 and a $1.5 million unrealized loss on The Reserve Primary Fund (see Note 2 to our Financial Statements for further information).

Years Ended December 31, 2007 and 2006

Operating Statistics

The table below sets forth selected operating data for the years ended December 31 (in thousands unless otherwise indicated):

			Increase/		Percent
	2007	2006	(Decrease)		Change

Block Hours
ACMI	60,230	67,666	(7,436)		(11.0)%
Scheduled service	42,798	39,446	3,352		8.5%
AMC charter	22,292	19,954	2,338		11.7%
Commercial charter	7,442	5,450	1,992		36.6%
Non revenue/other	728	745	(17)		(2.3)%

Total Block Hours	133,490	133,261	229		0.2%

Revenue Per Block Hour
ACMI	$5,992	$6,016	$(24)		(0.4)%
AMC charter	17,449	16,597	852		5.1%
Commercial charter	15,741	15,194	547		3.6%
Scheduled Service Traffic
RTMs	1,607,309	1,475,353	131,956		8.9%
ATMs	2,491,306	2,322,024	169,282		7.3%
Load Factor	64.5%	63.5%	1.0	bps
RATM	$0.264	$0.263	$0.001		0.4%
Yield	$0.409	$0.414	$(0.005)		(1.2)%

			Increase/	Percent
	2007	2006	(Decrease)	Change

Fuel
Scheduled Service and Commercial Charter
Average fuel cost per gallon	$2.24	$2.07	$0.17	8.2%
Fuel gallons consumed (000’s)	165,157	149,674	15,483	10.3%
AMC
Average fuel cost per gallon	$2.24	$2.21	$0.03	1.4%
Fuel gallons consumed (000’s)	72,175	65,134	7,041	10.8%
Fleet (average during the period) Aircraft count	32.0	35.1	(3.1)	(8.8)%
Out of service*	0.2	2.0	(1.8)	(90.0)%
Dry leased*	5.0	3.4	1.6	47.1%

*	Dry leased and out-of-service (including held for sale) aircraft are not included in the operating fleet average aircraft count.

Operating Revenues

The following table compares our operating revenues for the years ended December 31:

			Increase	Percent
	2007	2006	(Decrease)	Change

Operating Revenues
ACMI	$360,909	$407,046	$(46,137)	(11.3)%
Scheduled service	657,576	610,783	46,793	7.7%
AMC charter	388,966	331,177	57,789	17.4%
Commercial charter	117,142	82,808	34,334	41.5%
Dry Leasing	50,512	48,920	1,592	3.3%

Total operating revenues	$1,575,105	$1,480,734	$94,371	6.4%

ACMI revenue decreased due to two fewer 747-200 units deployed in ACMI and a slight reduction in the average Revenue Per Block Hour. In 2007, we had an average of 2.5 747-200 aircraft in ACMI compared with an average of 5.2 in 2006. In 2007, we redeployed aircraft to AMC and Commercial Charter based on then prevailing attractive market conditions in those segments. The number of 747-400 aircraft under ACMI during 2007 was ten, which was unchanged from the prior year. The Revenue Per Block Hour decreased slightly in the period reflecting a reduction in peak season ACMI charter activity which was partially off-set by the shift from 747-200s to the higher-yielding 747-400. ACMI Block Hours were 60,230 for 2007, compared with 67,666 for 2006, a decrease of 7,436 Block Hours, or 11.0%, reflecting the reduction in 747-200 flying. Total aircraft contractually supporting ACMI, excluding Dry Leased aircraft as of December 31, 2007, was one 747-200 aircraft and ten 747-400 aircraft, compared with two 747-200 aircraft and ten 747-400 aircraft supporting ACMI at December 31, 2006. Revenue Per Block Hour was $5,992 for 2007, compared with $6,016 for 2006, a decrease of $24 per Block Hour, or 0.4%

Scheduled Service revenue reflected a challenging Yield environment on certain routes in the trans-Pacific market during the first half of 2007, which improved during the second half of the year. The decrease in Yield during 2007 was driven by the weak demand out of Asia in the first half of the year and a change in our mix of flying from Asia and South America. We proactively deployed capacity early in the year to take advantage of steady demand from the South American and trans-Atlantic markets which contributed to an 8.5% increase in Block Hours and a 7.7% increase in revenue compared to 2006. RTMs in the Scheduled Service segment were 1,607.3 million on a total capacity of 2,491.3 million ATMs during 2007, compared with RTMs of 1,475.4 million on a total capacity of 2,322.0 million ATMs during 2006. Block Hours were 42,798 in 2007, compared with 39,446 for 2006, an increase of 3,352, or 8.5%. Load Factor was 64.5% with a Yield of $0.409 during 2007, compared with a Load Factor of 63.5% and a Yield of $0.414 during 2006. RATM in our Scheduled Service segment was $0.264 during 2007, compared with $0.263 during 2006, representing an increase of 0.4%.

AMC Charter revenue benefited from an increase in demand related to overseas deployment of U.S. forces and equipment. AMC continued to satisfy the bulk of its demand through short-notice expansion flying and we were able to capture much of this flying because of our ability to respond quickly to AMC requirements. In addition, commission revenue on AMC flights increased $8.0 million due to our use of subcontracts to fly AMC missions in which the freight size exceeded the dimensions of a 747-200. AMC Charter Block Hours were 22,292 for 2007, compared with 19,954 for 2006, an increase of 2,338 Block Hours, or 11.7%. Revenue Per Block Hour was $17,449 for 2007, compared with $16,597 for 2006, an increase of $852 per Block Hour, or 5.1%. The increase in rate was primarily due to an increase in the AMC’s charter rate per ton mile flown, which is calculated on a cost plus basis and is adjusted annually on October 1. In early 2007, we continued our strategy of reducing capacity in the 747-200 ACMI business and shifted that capacity to the AMC Charter business to maximize contribution. In the fourth quarter of 2007, as AMC demand moderated, we successfully shifted capacity from AMC to the Commercial Charter market.

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

Dry Leasing revenue increased slightly to $50.5 million from $48.9 million or 3.3%. An increase in revenue from two additional 747-200 Dry Leases to third parties was offset by a reduction in lease rates on three 747-400 leases to our 49% owned affiliate.

Total Operating Revenue increased 6.4% in 2007 compared with 2006, despite an 8.8% (3.1 equivalent aircraft) reduction in our average operating fleet during 2007. The increased revenue was primarily the result of an increase in AMC, Commercial Charter and Scheduled Service Block Hours as well as increased Revenue Per Block Hour partially offset by a planned reduction in 747-200 ACMI Block Hours. Throughout 2007 we optimized revenue through active allocation of capacity between our service segments depending on market conditions and opportunities. We deployed aircraft into Scheduled Service and AMC to capitalize on opportunities early in 2007 and as conditions changed, we successfully redeployed capacity to the Commercial Charter segment later in the year. Improved asset management drove a 0.2% increase in block hours on an 8.8% reduction in operated aircraft versus the prior year.

Operating Expenses

The following table compares our operating expenses for the years ended December 31:

			Increase	Percent
	2007	2006	(Decrease)	Change

Operating expenses
Aircraft fuel	$531,755	$454,675	$77,080	17.0%
Salaries, wages and benefits	249,517	243,724	5,793	2.4%
Maintenance, materials and repairs	149,306	144,132	5,174	3.6%
Aircraft rent	155,575	153,259	2,316	1.5%
Ground handling and airport fees	78,038	75,088	2,950	3.9%
Landing fees and other rent	76,208	68,174	8,034	11.8%
Depreciation and amortization	40,012	42,341	(2,329)	(5.5)%
Gain on disposal of aircraft	(3,475)	(10,038)	(6,563)	(65.4)%
Travel	50,814	49,910	904	1.8%
Other	92,580	107,169	(14,589)	(13.6)%

Total operating expenses	$1,420,330	$1,328,434	$91,896	6.9%

Aircraft fuel expense increased as a result of an increase in fuel consumption and by an increase in effective fuel prices. The average fuel price per gallon for the Scheduled Service and Commercial Charter businesses was approximately 224 cents (including the effect of hedges) for 2007, compared with approximately 207 cents for 2006, an increase of 17 cents, or 8.2%. Fuel consumption in these segments increased 15.5 million gallons, or 10.3%, to 165.2 million gallons for 2007 from 149.7 million gallons for 2006. Our fuel burn per Block Hour for the Scheduled Service and Commercial Charter business segments improved by 1.2% as a result of our Fuelwise conservation program. During 2007, we hedged approximately 15.9% of our Scheduled Service fuel consumption. We realized a benefit of $5.6 million related to fuel hedges in 2007 compared to $0.6 million loss in 2006. The Pegged fuel price per gallon for the AMC business was approximately 224 cents for 2007 on average, compared with approximately 221 cents for 2006, an increase of 3 cents, or 1.4%. We are compensated by the AMC if our actual fuel cost per gallon for AMC service is above the Pegged price to offset the difference. Similarly, if fuel cost per gallon is below the Pegged price, we reimburse the AMC to the extent of the difference. AMC fuel consumption increased by 7.0 million gallons or 10.8% for 2007 to 72.2 million gallons from 65.1 million gallons for 2006. The increase in our AMC fuel consumption was driven by an 11.7% increase in AMC Block Hours. Fuel efficiency as measured by fuel gallons per Block Hour for AMC service improved by approximately 1.0% as a result of our company-wide Fuelwise conservation initiatives. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased primarily as a result of an increase in performance-based incentive compensation, profit sharing and equity compensation for 2007 compared with 2006, offset by savings resulting from reductions in the work force that took place in the third quarter of 2006.

Maintenance, materials and repair increased primarily as a result of increased line maintenance, heavy airframe checks and engine overhaul activity the impact of which was partially offset by improvements in outside repair expenses and reductions in borrowed parts expense. There were eleven C Checks on 747-200 aircraft during 2007, as compared with seven C Checks on 747-200 aircraft during 2006. There was one 747-200 D Check and one 747-400 D Check in 2007 compared with three 747-200 D Checks and no 747-400 D Checks during 2006. There were 39 engine overhauls in 2007 compared with 35 during 2006.

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

Gain on disposal of aircraft was the result of the sale of one 747-200 and one CF6-50 engine in 2007 compared with three 747-200s and one 747-100 aircraft sold in 2006.

Travel was up slightly corresponding to a slight increase in total Block Hours during the comparable periods.

Other operating expenses decreased significantly due to the ongoing Continuous Improvement cost control program. Other expenses improved $14.6 million which includes a decrease in professional fees of $5.0 million associated with the redesign of internal controls that occurred in 2006, a $7.1 million decrease in legal fees and professional fees, a $2.3 million reduction in insurance, a $2.6 million reduction in contractor fees, and an $11.4 million decrease in other miscellaneous expenses. These improvements were offset by an increase of $7.0 million in commission expense, and increase of $1.4 million in bad debt expense, an increase of $1.4 million in tax advisory fees, and $3.3 million in other miscellaneous expense increases. Included in the miscellaneous improvements above is a $1.1 million benefit from reduced accrued interest and penalties from a settlement reached with the IRS in the second quarter of 2006.

Total operating expense increased 6.9% in 2007 compared with 2006, primarily as a result of increased fuel costs, offset significantly by Continuous Improvement cost savings. There are two reasons for the fuel expense increase: first, the cost per gallon of fuel increase during the period, and second, we had a relative increase in the amount of flying performed in segments where we pay the cost of fuel.

Non-operating Expenses

The following table compares our non-operating expenses for the years ended December 31:

			Increase/	Percent
	2007	2006	(Decrease)	Change

Non-operating Expenses
Interest income	$(17,775)	$(12,780)	$4,995	39.1%
Interest expense	44,732	60,298	(15,566)	(25.8)%
Capitalized interest	(4,489)	(726)	3,763	518.3%
Loss on early extinguishment of debt	—	12,518	(12,518)	(100.0)%
Other, net	(428)	(811)	(383)	(47.2)%

Interest income increased due to an increase in our average available cash balances during the period, augmented by a general increase in interest rates.

Interest expense decreased significantly as a result of repayment of debt, including the prepayment of $140.8 million of floating rate debt on July 31, 2006 (see Note 7 to our Financial Statements for further discussion of this matter).

Capitalized interest increased primarily due to the pre-delivery deposits on the 747-8F aircraft order we placed in September 2006 (see Note 5 to our Financial Statements for further discussion of this matter).

Loss on extinguishment of debt was the result of the prepayment of $140.8 million of floating rate debt on July 31, 2006 (see Note 7 to our Financial Statements for further discussion of this matter).

Other (income) expense, net decreased due to realized gains on the exchange of foreign denominated currencies into U.S. dollars. The U.S. dollar strengthened against most foreign currencies during the 2007 period compared with the same period in 2006 when the U.S. dollar had weakened against most foreign currencies.

Income taxes.  The effective income tax rate for 2007 was 0.2% compared to 36.3% for 2006. The 2007 rate fell below the U.S. federal statutory rate of 35% primarily due to the recognition of an income tax benefit of 16.1% related to certain types of non-U.S. leasing income and 21.6% related to the utilization of tax basis in the shares of Polar. Without these benefits, the 2007 effective rate would have been 37.9%.

Segments

Ownership costs are apportioned to segments based on aircraft equivalents (derived from Block Hours flown) except for certain ACMI flying, which involves dedicated aircraft, in which case the allocation is based on the number of dedicated aircraft. 2007 and 2006 segment Direct Contribution comparisons were significantly affected by the existence of excess 747-200 capacity in the first half of 2006. This excess capacity in 2006 resulted in additional ownership costs allocated to the segments that utilize 747-200 aircraft, primarily AMC Charter and Commercial Charter. The elimination of excess capacity through sale or dry lease of 747-200 aircraft in the second half of 2006 reduced ownership costs for the segments that utilize the 747-200 fleet. Also, the prepayment of $140.8 million in floating rate debt early in the third quarter of 2006 reduced ownership costs of the 747-200 aircraft that were principally deployed in the AMC and Commercial Charter segments. The following table compares our Direct Contribution for segments for the years ended December 31:

			Increase/	Percent
	2007	2006	(Decrease)	Change

Direct Contribution:
ACMI	$84,795	$101,822	$(17,027)	(16.7)%
Scheduled Service	36,969	43,339	(6,370)	(14.7)%
AMC Charter	99,464	69,723	29,741	42.7%
Commercial Charter	10,009	8,090	1,919	23.7%
Dry Leasing	16,069	14,068	2,001	14.2%

Total Direct Contribution	$247,306	$237,042	$10,264	4.3%

Unallocated Fixed Costs	$118,046	$140,761	$(22,715)	(16.1)%

ACMI Segment

Direct Contribution relating to the ACMI segment decreased $17.0 million or 16.7%. A capacity reduction of 11.0% in Block Hours was principally due to a reduction in 747-200 ACMI flying. Also reducing the profitability of the ACMI segment was an increase in heavy maintenance and crew costs in the 747-400 ACMI operation. ACMI Block Hours for 747-200 aircraft decreased as a result of flying 2.7 fewer 747-200 aircraft during 2007, as the contracts were not renewed by customers. Crew cost increases for 747-400 ACMI flying were driven by increased transition training associated with classic fleet reductions that occurred in 2006 as well as higher profit sharing expense and seniority-based pay increases.

Scheduled Service Segment

Direct Contribution relating to the Scheduled Service segment decreased $6.4 million or 14.7% primarily due to result of higher fuel costs, higher crew costs and higher landing and related fees, offset by lower ownership costs. Scheduled Service revenue reflected a challenging Yield environment on certain routes in the trans-Pacific market during the first half of 2007 but recovered during the latter part of the third quarter and performed well in the fourth quarter of 2007. The increase in revenue in this segment reflects an increase in RTMs of 8.9%. Ownership costs declined as a result of our prepayment of high-cost debt on July 31, 2006 and the ratable allocation of those improvements to this segment.

AMC Charter Segment

Direct Contribution relating to the AMC Charter segment increased $29.7 million or 42.7% primarily as a result of increased Block Hours, an increase in the Revenue per Block Hour and an improvement in ownership costs associated with the elimination of excess 747-200 capacity in the second half of 2006. AMC Charter revenue benefited from increased demand from the AMC and our ability to deploy additional assets to respond to this opportunity. Revenues in this segment increased $57.8 million or 17.4% on 11.7% more Block Hours, reflecting strong AMC demand in 2007 and an increase in the AMC yield. This segment also benefited from the retirement of high cost debt on July 31, 2006.

Commercial Charter Segment

Direct Contribution relating to the Commercial Charter segment increased $1.9 million or 23.7% as a result of higher Block Hours, lower ownership costs per Block Hour, lower maintenance costs per Block Hour and an increase in Revenue Per Block Hour, offset by fuel cost increases. We grew the Commercial Charter segment Block Hours by 36.6% while simultaneously increasing revenues per Block Hour by 3.6%. The increase in Block Hours for Commercial Charter in 2007 compared with 2006 was the result of increased demand from perishable markets, entertainment events management and high-tech segments, among others, as well as our ability to flexibly deploy additional assets from other segments to respond to such opportunities. Our strategic focus on these opportunities resulted in a significantly higher volume of Commercial Charter flights.

Dry Leasing Segment

Direct Contribution relating to the Dry Leasing segment increased $2.0 million or 14.2% primarily due to two additional 747-200 Dry Leases to third parties partially offset by a reduction in lease rates on three 747-400 leases to our 49% owned affiliate.

Unallocated Fixed Costs

Unallocated fixed costs decreased $22.7 million or 16.1%. Corporate overhead was reduced by approximately $10.4 million as a result of our Continuous Improvement program. Net interest expense also fell as a result of increases in capitalized interest from our deposits on 747-8F deliveries from Boeing.

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $397.4 million, compared with $477.3 million at December 31, 2007, a decrease of $79.9 million, or 16.7%. The decrease was the result of payments used for investing activities of $546.1 million partially offset by proceeds from financing activities of $340.8 million and cash provided by operating activities of $125.3 million.

Significant liquidity events during the year ended December 31, 2008 were as follows:

Aircraft purchases.  In early 2008, we were able to take advantage of our strong cash position to expand our 747-400 fleet by purchasing one 747-400 and one 747-BCF for approximately $168.4 million of which $100.0 million was financed with term loans and $68.4 million was paid in cash.

Aircraft financing.  During 2008, we entered into a $270.3 million pre-delivery deposit (“PDP”) Financing Facility with Norddeutsche Landesbank, in connection with five new 747-8F wide-body freighters. In addition, on July 3, 2008 and September 19, 2008, Atlas entered into five-year term loan agreements with BNP Paribas and DVB Bank AG for $58.4 million and $41.6 million, respectively, secured by two 747-400 aircraft in total.

DHL investment payments.  During 2008, we received $78.9 million in payments from DHL related to its investment in Polar.

Deconsolidation of Polar.  Our cash balance decreased by $52.0 million that belonged to Polar upon its deconsolidation.

Short-term investment.  At December 31, 2008, we were unable to access the remaining $13.1 million invested in the Primary Fund, a money market fund in which we had invested $101.1 million that has suspended redemptions and is being liquidated. We expect to receive our recoverable holdings in the Primary Fund within 2009. For additional information regarding this investment, see Note 2 to our Financial Statements.

Stock repurchase program.  We repurchased approximately $18.9 million of our common stock under the $100 million repurchase program authorized by the board of directors on October 8, 2008. In addition, we repurchased $0.5 million to settle employment taxes related to the vesting of restricted stock issued to employees.

We consider cash on hand and short-term investments, the PDP Financing Facility, the term loans and cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures for 2009. Capital Expenditures for 2009 are expected to be approximately $93.3 million, including our 747-8F aircraft pre-delivery deposit requirements totaling approximately $48.0 million of which $10.0 million is expected to be financed under our existing PDP facility.

We may access external financing from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control. Additionally, our cost to borrow is affected by market conditions and may be adversely impacted by the tightening in credit markets that began during the third quarter of 2008.

We may pay U.S. cash income taxes in 2009. Management is considering certain income tax planning opportunities that may reduce our effective tax rate and cash tax liability in 2009 and beyond. However, these planning opportunities are not yet fully developed, and the potential tax rate reduction and cash tax savings, if any, are not yet quantifiable. The Company expects to pay foreign income taxes in Hong Kong starting in 2010. These taxes could be offset in the U.S. by a foreign tax credit. The Company expects to pay no significant foreign income taxes in jurisdictions other than Hong Kong. Two of the Company’s foreign branch operations are subject to income tax in Hong Kong.

Operating Activities.  Net cash provided by operating activities in 2008 was $125.3 million, compared with $196.7 million for 2007. The decrease in cash provided by operating activities is primarily the result of a decrease in net income excluding non-cash items.

Investing Activities.  Net cash used by investing activities was $546.1 million for 2008, consisting primarily of capital expenditures of $485.2 million, which includes pre-delivery deposits and related costs on our Boeing 747-8F aircraft order of $257.3 million, the acquisition of two 747-400s for $168.4 million, a $52.0 million decrease due to the deconsolidation of Polar and the redesignation of $14.7 million from cash to short-term investments. Net cash used by investing activities was $54.5 million for 2007, consisting primarily of capital expenditures of $63.1 million, which includes pre-delivery deposits and related costs on our Boeing 747-8F aircraft order of $35.6 million.

Financing Activities.  Net cash provided by financing activities was $340.8 million for 2008, which primarily reflects $316.7 million in borrowings under the PDP Financing Facility and term loans, proceeds from the DHL investment of $78.9 million, partially offset by $38.4 million of payments on long-term debt and capital lease obligations and $19.4 million in purchases of treasury stock. Net cash provided by financing activities was $103.3 million for 2007, reflecting proceeds from the DHL investment of $97.9 million and $30.0 million in proceeds from a refundable deposit from DHL, partially offset by $32.0 million of payments on long-term debt and capital lease obligations.

Contractual Obligations

The table below provides details of our future cash contractual obligations as of December 31, 2008 (in millions):

			2010 -	2012 -
	Total	2009	2011	2013	Thereafter

Debt(1)	$740.0	$42.6	$311.2	$132.3	$253.9
Interest on debt(2)	235.2	44.0	71.2	50.7	69.3
Aircraft operating leases	2,035.7	143.4	282.5	282.5	1,327.3
Other operating leases	14.8	5.4	8.1	1.3	—
Aircraft purchase commitments(3)	1,837.6	48.0	1,663.8	125.8	—

	$4,863.3	$283.4	$2,336.8	$592.6	$1,650.5

(1)	Debt reflects gross amounts (see Note 7 to our Financial Statements for a discussion of the related unamortized discount).

(2)	Amount represents interest on fixed rate and floating debt at December 31, 2008.

(3)	Includes estimated contractual escalations and required option payments net of purchase credits in respect to the aircraft purchase commitments.

The Company maintains a non-current liability for unrecognized income tax benefits. To date, the Company has not resolved the ultimate cash settlement of this liability. As a result, the Company is not in a position to estimate with reasonable certainty the date upon which this liability would be payable.

Description of Our Debt Obligations

Enhanced Equipment Trust Certificate Transactions

Overview of EETC Transactions

In three separate transactions in 1998, 1999 and 2000, we issued pass-through certificates, also known as Enhanced Equipment Trust Certificates (“EETCs”). These securities were issued to finance the acquisition of a total of twelve 747-400F aircraft. In the 1998 EETC transaction, $538.9 million of EETCs were issued to finance five aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 1999 EETC transaction, $543.6 million of EETCs were issued to finance five aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 2000 EETC transaction, $217.3 million of EETCs were issued to finance the remaining two aircraft, both pursuant to leveraged leases. Historically, the debt obligations relating solely to owned EETC aircraft have been reflected on our balance sheet, while the debt obligations related to the leased EETC aircraft have not been reflected on our balance sheets because such obligations previously constituted operating leases. However, through the restructuring in 2004, Atlas became the beneficial owner of four of the previously leased aircraft, resulting in a total of six EETC aircraft being currently reflected on our balance sheets as of December 31, 2008 and 2007.

Leveraged Lease Structure

In a leveraged lease, the owner trustee is the owner of record for the aircraft. Wells Fargo Bank Northwest, National Association (“Wells Fargo”) serves as the owner trustee with respect to the leveraged leases in each of Atlas’ EETC transactions. As the owner trustee of the aircraft, Wells Fargo also serves as the lessor of the aircraft under the EETC lease between Atlas and the owner trustee. Wells Fargo also serves as trustee for the beneficial owner of the aircraft, the owner participant. The original owner participant for each aircraft invested (on an equity basis) approximately 20% of the original cost of the aircraft. The remaining approximately 80% of the aircraft cost was financed with debt issued by the owner trustee on a non-recourse basis in the form of equipment notes.

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

Debt

On January 30, 2008, Atlas entered into a $270.3 million pre-delivery deposit payment (“PDP”) financing facility with Norddeutsche Landesbank Girozentrale (the “PDP Financing Facility”), which is intended to fund a portion of Atlas’ PDP obligations in respect of the first five aircraft to be delivered to Atlas under its 747-8F purchase agreement with Boeing.

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

On July 3, 2008 and September 19, 2008, Atlas entered into a $58.4 million and $41.6 million five-year term loan agreements with BNP Paribas and DVB Bank AG, secured by aircraft tail numbers N419 and N429, both of which were acquired on May 6, 2008. Funds available under the loan agreements are subject to certain up-front and commitment fees, and funds drawn under the loan agreements will bear interest at LIBOR, plus a margin. The facility is guaranteed by AAWW and is subject to typical and customary events of default.

Off-Balance Sheet Arrangements

Fourteen of our twenty-nine operating aircraft are owned and leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed price options were restructured to reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. We have not consolidated any additional aircraft in the related trusts upon application of FIN 46(R), because we are not the primary beneficiary based on the fact that all fixed price options were restructured to reflect a fair market value purchase option. Our maximum exposure under these operating leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 8 to our Financial Statements.

Other

Critical Accounting Policies and Estimates

General Discussion of Critical Accounting Policies and Estimates

Our Financial Statements are prepared in conformity with GAAP, which requires management to make estimates and judgments that affect the amounts reported. Actual results may differ from those estimates. Important estimates include asset lives, valuation allowances (including, but not limited to, those related to expendable inventory and deferred taxes), stock-based compensation and income tax accounting. Our significant accounting policies are described in Note 2 to our Financial Statements. The following is a brief description of our current critical accounting policies involving significant management judgment:

Accounting for Long-Lived Assets

We record our property and equipment at cost, and once assets are placed in service, we depreciate them on a straight-line basis over their estimated useful lives to their estimated residual values over periods not to exceed forty years for flight equipment (from date of original manufacture) and three to five years for ground equipment.

Property under capital leases and related obligations are recorded at the lesser of an amount equal to (a) the present value of future minimum lease payments computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease, or (b) the fair value of the asset. Amortization of property under capital leases is calculated on a straight-line basis over the lease term.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount and the net book value of the assets exceeds their estimated fair value. In making these determinations, we use certain assumptions, including, but not limited to: (i) estimated fair value of the assets and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, revenue generated, associated costs, length of service and estimated salvage values.

Aircraft Maintenance and Repair

We account for maintenance and repair costs for both owned and leased airframes and engines under the direct expense method. Under this method, maintenance and repairs are charged to expense as incurred, which can result in expense volatility between quarterly and annual periods, depending on the number of heavy maintenance events performed. If we had chosen a different method, such as the deferral method for heavy maintenance, maintenance and repair expense would be capitalized and then amortized over the lesser of Block Hours flown or time period before the next heavy maintenance event resulting in a less variable expense between reporting periods.

Income Taxes

We provide for income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. If necessary, deferred income tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount, if any, of the valuation allowance. In addition, tax reserves are based on significant estimates and assumptions as to the relative filing positions and potential audit and litigation exposures thereto. The effect on deferred taxes of a change in tax laws or tax rates is recognized in the results of operations in the period that includes the enactment date.

Due to the emergence from bankruptcy and pursuant to SOP 90-7, pre-emergence tax contingencies, including valuation allowances on our tax assets, are reversed first to intangible assets and then to additional paid-in-capital.

Inventory Excess and Obsolescence Reserves

We establish an allowance for excess and obsolete spare parts and supplies primarily based on historical usage and our estimate of demand over the average remaining fleet life by type of aircraft. As actual future demand or market conditions vary from projections, adjustments are recorded.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We record an allowance for doubtful accounts as our best estimate of the amount of probable credit losses resulting from the inability or unwillingness of our customers to make required payments. We review the allowance at least monthly and charge off account balances when we determine that it is probable that the receivable will not be recovered.

Legal and Regulatory Matters

We are party to legal and regulatory proceedings with respect to a variety of matters. We evaluate the likelihood of an unfavorable outcome of these proceedings in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). Our judgments are subjective and are based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. Due to the inherent uncertainties of the legal and regulatory proceedings in the multiple jurisdictions in which we operate, our judgments may be different from the actual outcomes.

Stock-Based Compensation Expense

Effective January 1, 2006, we began accounting for stock-based compensation costs in accordance with SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility and expected term. Our expected volatility through July 2006 was calculated based on the average of the historical volatility of a peer group of several similar entities, due to the limited trading history of our stock. Thereafter, we used the observed volatility of our own common stock. The expected term of the stock options is based on the expectation of employee exercise behavior in the future, with consideration given to the contractual terms of the stock-based awards. The risk-free interest rate assumption is based on the Yield of U.S. Treasury constant maturities (nominal) with a term equal to the expected life assumed at the date of grant. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Early adoption is not allowed. The Company does not believe that the adoption of SFAS No. 160 will have a material effect on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) which replaces SFAS No. 141, Business Combination. SFAS No. 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses the business combination. This statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. SFAS No. 141R is effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred income taxes and income tax contingencies related to certain business combinations or bankruptcy reorganizations, which is effective for transactions prior to January 1, 2009. Early adoption is not allowed. We maintain approximately $30 million of income tax contingences to offset certain deferred tax assets related to periods before our emergence from bankruptcy in July 2004. In addition, we maintain approximately $50 million of valuation allowance against certain pre-emergence deferred tax assets. Upon adoption of SFAS No. 141R, any adjustment to the income tax contingencies or valuation allowance in 2009 or later would be applied as a reduction of income tax expense.

In February 2008, FASB Staff Position (“FSP”) FSP 157-2 Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”), deferred the effective date of SFAS No. 157 Fair Value Measurements for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of FSP 157- 2 for all non-financial assets and non-financial liabilities, effective January 1, 2009, The Company does not believe that the implementation will have a material impact on the Company’s consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not hedge against foreign currency fluctuations and interest rate movements. The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to the price and availability of aviation fuel and interest rates as discussed below. The sensitivity analyses presented herein do not consider the effects that such adverse changes might have on our overall financial performance, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable rate leases are not considered market-sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ.

Foreign Currency.  We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition. Our largest exposure comes from the British Pound, the Euro, the Brazilian Real, the Korean Won, the Japanese Yen and the Australian Dollar.

Aviation Fuel.  Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 20% increase or decrease in the 2008 average cost per gallon of fuel. Based on actual 2008 fuel consumption for the Scheduled Service and Commercial Charter business segments, such an increase would have resulted in an increase to aviation fuel expense of approximately $95.4 million in 2008. Our exposure to fuel risk decreased significantly, upon the Commencement Date with DHL assuming the fuel risk for Polar. We will continue to have limited fuel risk on a portion of our Commercial Charter business. In the AMC Charter Segment, the contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. Therefore, we have no exposure to changes in fuel prices in the AMC Charter Segment. ACMI does not create an aviation fuel market risk, as the cost of fuel is borne by the customer.

Variable Interest Rates.  Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2008, approximately $322.2 million of our debt at face value had variable interest rates. If interest rates would have increased or decreased by a hypothetical 20% in the underlying rate as of December 31, 2008, our annual interest expense would have changed for 2008 by approximately $1.5 million.

Fixed Rate Debt.  On December 31, 2008, we had approximately $417.9 million of fixed rate long-term debt. If interest rates were 20% lower than the stated rate, the fair value of this debt would have been $28.6 million higher as of December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Atlas Air Worldwide Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlas Air Worldwide Holdings, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 24, 2009

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Atlas Air Worldwide Holdings, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Atlas Air Worldwide Holdings, Inc for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Atlas Air Worldwide Holdings, Inc. for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

New York, New York
March 12, 2007,
except for Note 12, as to which the date is
February 24, 2009

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(In thousands, except share data)

ASSETS
Current Assets
Cash and cash equivalents	$397,385	$477,309
Short-term investments	13,138	—
Accounts receivable, net of allowance of $2,275 and $3,481, respectively	67,160	134,014
Prepaid maintenance	47,558	72,250
Deferred taxes	29,308	35,053
Prepaid expenses and other current assets	20,015	24,693

Total current assets	574,564	743,319
Property and equipment
Flight equipment	696,876	583,468
Ground equipment	22,411	23,040
Less: accumulated depreciation	(107,246)	(86,662)
Purchase deposits for flight equipment	338,356	75,026

Property and equipment, net	950,397	594,872
Other Assets
Deposits and other assets	38,745	41,038
Lease contracts, net	37,039	37,961

Total Assets	$1,600,745	$1,417,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,263	$29,600
Accrued liabilities	101,519	163,831
Deferred gain	—	151,742
Current portion of long-term debt and capital leases	36,243	28,444

Total current liabilities	154,025	373,617
Other Liabilities
Long-term debt and capital leases	635,628	365,619
Deferred taxes	62,321	21,570
Other liabilities	67,032	93,682

Total other liabilities	764,981	480,871

Commitments and contingencies (Notes 8 and 13)
Minority interest	—	13,477
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 21,932,720 and 21,796,484 shares issued, 21,061,841 and 21,636,250 shares outstanding (net of treasury stock), respectively	219	218
Additional paid-in-capital	355,185	341,537
Receivable from issuance of subsidiary stock	—	(77,065)
Common stock to be issued to creditors	—	—
Treasury stock, at cost; 870,879 and 160,234 shares, respectively	(26,009)	(6,599)
Accumulated other comprehensive income/(loss)	(736)	1,750
Retained earnings	353,080	289,384

Total stockholders’ equity	681,739	549,225

Total Liabilities and Stockholders’ Equity	$1,600,745	$1,417,190

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Operating Revenues
ACMI	$358,234	$360,909	$407,046
Scheduled service	645,283	657,576	610,783
AMC charter	425,814	388,966	331,177
Commercial charter	127,325	117,142	82,808
Dry leasing	48,770	50,512	48,920
Other	2,056	—	—

Total operating revenues	1,607,482	1,575,105	1,480,734
Operating Expenses
Aircraft fuel	677,544	531,755	454,675
Salaries, wages and benefits	221,765	249,517	243,724
Maintenance, materials and repairs	171,396	149,306	144,132
Aircraft rent	157,063	155,575	153,259
Ground handling and airport fees	61,927	78,038	75,088
Landing fees and other rent	65,033	76,208	68,174
Depreciation and amortization	38,946	40,012	42,341
Gain on disposal of aircraft and engines	(2,726)	(3,475)	(10,038)
Travel	45,842	50,814	49,910
Minority interest	(3,675)	—	—
Special charge	91,167	—	—
Other	91,672	92,580	107,169

Total operating expenses	1,615,954	1,420,330	1,328,434

Operating income/(loss)	(8,472)	154,775	152,300

Non-operating Expenses/(Income)
Interest income	(12,778)	(17,775)	(12,780)
Interest expense	49,986	44,732	60,298
Capitalized interest	(11,282)	(4,489)	(726)
Loss on early extinguishment of debt	—	—	12,518
Gain on issuance of subsidiary stock	(153,579)	—	—
Other, net	5,285	(428)	(811)

Total non-operating expenses/(income)	(122,368)	22,040	58,499

Income before income taxes	113,896	132,735	93,801
Income taxes	50,200	320	34,020

Net income	$63,696	$132,415	$59,781

Earnings per share:
Basic	$2.98	$6.24	$2.89

Diluted	$2.97	$6.17	$2.83

Weighted average shares:
Basic	21,361	21,221	20,672

Diluted	21,431	21,453	21,100

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
		(In thousands)

Cash Flows from Operating Activities:
Net income	$63,696	$132,415	$59,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,946	40,012	42,341
Accretion of debt discount	7,266	7,461	11,359
Special charge	85,144	—	—
Loss on early extinguishment of debt	—	—	12,518
Amortization of operating lease discount	1,838	1,836	1,840
Provision (release of allowance) for doubtful accounts	238	1,115	(91)
Loss on short-term investments	1,547	—	—
Gain on disposal of aircraft and engines	(2,726)	(3,475)	(10,038)
Gain on issuance of subsidiary stock	(153,579)	—	—
Deferred income taxes	50,390	(874)	26,735
Amortization of debt issuance costs	122	—	1,011
Stock based compensation	7,952	7,084	7,156
Minority interest	(3,675)	—	—
Other, net	—	185	6,027
Changes in operating assets and liabilities:
Accounts receivable	(15,196)	5,662	(691)
Prepaids and other current assets	10,319	(5,958)	(14,016)
Deposits and other assets	10,807	(9,534)	(12,194)
Accounts payable and accrued liabilities	22,229	20,781	14,921

Net cash provided by operating activities	125,318	196,710	146,659

Cash Flows from Investing Activities:
Capital expenditures	(227,931)	(27,485)	(28,228)
Purchase deposits for flight equipment	(257,287)	(35,587)	(41,661)
Redesignation of cash equivalents to short-term investments	(14,685)	—	—
Proceeds from sale of aircraft and engines	—	8,550	27,264
Insurance proceeds	5,900	—	—
Deconsolidation of subsidiary	(52,060)	—	—
Decrease in restricted funds held in trust	—	—	1,077

Net cash used by investing activities	(546,063)	(54,522)	(41,548)

Cash Flows from Financing Activities:
Proceeds from loans	316,658	—	—
Proceeds from issuance of subsidiary stock	78,902	97,917	—
Proceeds from refundable deposit	—	30,000	—
Proceeds from stock option exercises	3,428	6,677	7,856
Purchase of treasury stock	(19,410)	(2,075)	(2,267)
Excess tax benefit on stock options and restricted stock	1,269	3,584	4,466
Payment of debt issuance costs	(1,660)	(750)	(250)
Payment on debt and capital lease obligations	(38,366)	(32,039)	(188,999)

Net cash (used) provided by financing activities	340,821	103,314	(179,194)

Net increase (decrease) in cash and cash equivalents	(79,924)	245,502	(74,083)
Cash and cash equivalents at beginning of period	477,309	231,807	305,890

Cash and cash equivalents at end of period	$397,385	$477,309	$231,807

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Common		Accumulated
			Additional	Stock	Deferred	Other
	Common	Treasury	Paid-In	to be issued	Compen-	Comprehensive	Subscription	Retained
	Stock	Stock	Capital	to Creditors	sation	Income/(Loss)	Receivable	Earnings	Total
				(In thousands, except share amounts)

Balance at December 31, 2005	$199	$(2,257)	$256,046	$13,389	$(6,043)	$(61)	$—	$96,571	$357,844
Net income	—	—	—	—	—	—	—	59,781	59,781
Other comprehensive income	—	—	—	—	—	1,030	—	—	1,030
Cumulative effect of change in accounting	—	—	—	—	—	350	—	—	350

Comprehensive income	—	—	—	—	—	—	—	—	61,161
Reclassification of deferred compensation	—	—	(6,043)	—	6,043	—	—	—	—
Purchase of 54,833 shares of treasury stock	—	(2,267)	—	—	—	—	—	—	(2,267)
Issuance of 444,942 shares of common stock to creditors	4	—	5,585	(5,589)	—	—	—	—	—
Settlement of 384,463 employee stock options	4	—	7,852	—	—	—	—	—	7,856
Stock option and restricted stock compensation	—	—	7,156	—	—	—	—	—	7,156
Issuance of 107,990 shares of restricted stock	1	—	(1)	—	—	—	—	—	—
Forfeiture of 88,583 shares of restricted stock	(1)	—	1	—	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	4,466	—	—	—	—	—	4,466
Tax valuation allowance and reserve reversal	—	—	37,628	—	—	—	—	—	37,628

Balance at December 31, 2006	$207	$(4,524)	$312,690	$7,800	$—	$1,319	$—	$156,352	$473,844
Net income	—	—	—	—	—	—	—	132,415	132,415
Other comprehensive income	—	—	—	—	—	431	—	—	431

Comprehensive income	—	—	—	—	—	—	—	—	132,846
Purchase of 38,832 shares of treasury stock	—	(2,075)	—	—	—	—	—	—	(2,075)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	617	617
Issuance of 621,002 shares of common stock to creditors	6	—	7,794	(7,800)	—	—	—	—	—
Settlement of 301,574 employee stock options	3	—	6,674	—	—	—	—	—	6,677
Stock option and restricted stock compensation	—	—	7,084	—	—	—	—	—	7,084
Issuance of 169,573 shares and forfeiture of 26,384 shares of restricted stock	2	—	(2)	—	—	—	—	—	—
Receivable from issuance of subsidiary stock	—	—	—	—	—	—	(77,065)	—	(77,065)
Tax benefit on restricted stock and stock options	—	—	3,584	—	—	—	—	—	3,584
Tax valuation allowance and reserve reversal	—	—	3,713	—	—	—	—	—	3,713

Balance at December 31, 2007	$218	$(6,599)	$341,537	$—	$—	$1,750	$(77,065)	$289,384	$549,225
Net income	—	—	—	—	—	—	—	63,696	63,696
Other comprehensive loss	—	—	—	—	—	(2,486)	—	—	(2,486)

Comprehensive income	—	—	—	—	—	—	—	—	61,210
Purchase of 710,645 shares of treasury stock	—	(19,410)	—	—	—	—	—	—	(19,410)
Settlement of 136,204 employee stock options	1	—	3,427	—	—	—	—	—	3,428
Stock option and restricted stock compensation	—	—	7,952	—	—	—	—	—	7,952
Issuance of 8,407 shares of restricted stock	1	—	—	—	—	—	—	—	1
Forfeiture of 8,375 shares of restricted stock	(1)	—	—	—	—	—	—	—	(1)
Receivable from issuance of subsidiary stock	—	—	—	—	—	—	77,065	—	77,065
Tax benefit on restricted stock and stock options	—	—	1,269	—	—	—	—	—	1,269
Tax valuation allowance and reserve reversal	—	—	1,000	—	—	—	—	—	1,000

Balance at December 31, 2008	$219	$(26,009)	$355,185	$—	$—	$(736)	$—	$353,080	$681,739

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

1.	Basis of Presentation

The accompanying Consolidated Financial Statements (the “Financial Statements”) include the accounts of Atlas Air Worldwide Holdings, Inc. (“AAWW”) and its wholly owned subsidiaries. AAWW is a holding company with a principal operating subsidiary, Atlas Air, Inc. (“Atlas”), which is wholly-owned. AAWW has a 51% economic interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). On June 28, 2007, Polar issued shares representing a 49% economic interest and a 25% voting interest to DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”). Prior to that date, Polar was wholly owned by AAWW and was the parent company of Polar Air Cargo, Inc. (“Polar LLC”). Polar was a consolidated subsidiary until October 26, 2008. Since that date, the Company has accounted for Polar under the equity method (see Note 3). In 2008, AAWW formed Titan Aviation Leasing LTD (“Titan”), a wholly owned subsidiary based in Ireland, for the purpose of Dry Leasing aircraft and engines. AAWW, Atlas, Titan and Polar LLC are referred to collectively as “the Company”. The Company provides air cargo and related services throughout the world, serving Asia, the Middle East, Australia, Europe, South America, Africa and North America through: (i) contractual lease arrangements, including contracts through which the Company leases aircraft to customers and provides value-added services including, crew, maintenance and insurance (“ACMI”); (ii) military charter (“AMC Charter”); (iii) seasonal, commercial and ad-hoc charter services (“Commercial Charter”); and (iv) dry leasing or sub-leasing of aircraft and engines (“Dry Leasing” or “Dry Lease”). Prior to October 27, 2008, the Company offered airport-to-airport scheduled air cargo service (“Scheduled Service”). The Company operates only Boeing 747 freighter aircraft.

The Financial Statements include the accounts of AAWW and its majority-owned and controlled entities. Minority interest represents the equity interest not owned by the Company and is recorded for consolidated entities in which the Company owns less than 100% of the interest. All significant intercompany accounts and transactions have been eliminated. The Company accounts for investments in entities under the equity method of accounting when it holds between 20% and 50% ownership in the entity and exercises significant influence but is not the primary beneficiary of a variable interest entity.

Except for per share data, all dollar amounts are in thousands unless otherwise stated.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the Financial Statements and footnotes thereto. Actual results may differ from those estimates. Important estimates include asset lives, valuation allowances (including, but not limited to, those related to receivables, expendable inventory and deferred taxes), income tax accounting, self-insurance employee benefit accruals and contingent liabilities.

Revenue Recognition

The Company recognizes revenue when an arrangement exists, services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.

ACMI revenue is recognized as the actual Block Hours are operated on behalf of a customer during a given month defined in a contract. Revenue for AMC and Commercial Charter is recognized upon flight departure. Revenue for Scheduled Service was recognized upon flight departure. Minimum revenue guarantee amounts recognized as revenues for which no service was provided were de minimis.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dry Leasing revenue from owned aircraft is recognized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 13, Accounting for Leases. The Company leases flight equipment, including aircraft and engines under operating leases and records rental income on a straight-line basis over the term of the lease. Rentals received but unearned under the lease agreements are recorded in deferred revenue and included in Accrued liabilities in the consolidated balance sheets until earned. In certain cases, leases provide for additional rentals based on usage, which is recorded as revenue as it is earned under the terms of the lease. The usage is calculated based on hourly usage or cycles operated, depending on the lease agreement. Usage is typically reported monthly by the lessee and is non-refundable.

The Company recognizes revenue for management and administrative support services when the services are provided.

Issuance of Stock by Subsidiaries

The Company records gains or losses on the issuance of shares of stock by subsidiaries as Non-operating income in the consolidated statements of operations.

Allowance for Doubtful Accounts

The Company performs a monthly evaluation of its accounts receivable and establishes an allowance for doubtful accounts based on its best estimate of probable credit losses resulting from the inability or unwillingness of its customers to make required payments. Account balances are charged off against the allowance when the Company determines that it is probable the receivable will not be recovered.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less at acquisition.

Short-Term Investments

Short-term investments were primarily comprised of an investment in The Reserve Primary Fund (the “Primary Fund”), a money market fund. Lehman Brothers Holdings, Inc. (“Lehman Brothers”) filed for bankruptcy in September 2008, at which time such firm represented approximately 1.5% of the Primary Fund’s holdings. As a result, the net asset value of the Primary Fund fell below $1.00 per share. On September 22, 2008, the SEC issued an exemptive order under Section 22(e) of the Investment Company Act, whereby distributions from the Primary Fund are under the supervision of the SEC. Distributions are expected to continue as the Primary Fund’s assets mature or are sold. The Company expects to receive its recoverable holdings in the Primary Fund within 2009.

The Company invested $101.1 million in the Primary Fund and recorded a $1.5 million reserve to recognize the Company’s pro rata share of the estimated loss in this investment, which is included in Other, net on the consolidated statements of operation. Through February 20, 2009, the Company had recovered $86.4 million of its investment. The remaining $13.1 million is included in Short-term investments in the consolidated balance sheets as of December 31, 2008.

Escrow Deposits and Letters of Credit

The Company had $4.5 million and $8.5 million of cash held in escrow at December 31, 2008 and 2007, respectively, for certain deposits required in the normal course of business for items including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits, insurance and cash pledged under standby letters of credit related to collateral. These amounts are included in Deposits and other assets in the consolidated balance sheets.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

The Company holds a minority interest (49%) in a private company, Global Supply Systems (“GSS”), which is accounted for under the equity method. The December 31, 2008 and 2007 aggregate carrying value of the investment of $3.7 million and $5.6 million, respectively, is included within Deposits and other assets in the consolidated balance sheets.

The fair value assigned to the Company’s 49% investment as a result of fresh-start accounting over the underlying equity in the net assets of the business was allocated to intangible assets. These assets relate to the airline operating certificate and finite lived intangible assets related to existing customer contracts. Fair value of this investment was determined as of July 27, 2004, the date of the Company’s emergence from bankruptcy. The finite-lived intangible assets were being amortized on a straight-line basis over the three-year estimated life of the contracts. As of December 31, 2006, all such intangible assets have been eliminated as a result of either amortization or elimination due to tax accounting (see Note 10).

Through its Dry Lease business segment, Atlas dry leases three owned aircraft to this company, all with terms that mature in the third quarter of 2009. The minimum future rentals at December 31, 2008 on these leases through July 2009 are $25.2 million. The carrying value of these aircraft as of December 31, 2008 and 2007 was $163.8 million and $168.1 million, respectively, and the accumulated depreciation as of December 31, 2008 and 2007 was $20.9 million and $16.5 million, respectively. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. At December 2008 and 2007, the Company had net receivables arising from activity with this entity of $1.1 million and $1.2 million, respectively, which were included in Accounts receivable in the consolidated balance sheets. Total operating revenue for these aircraft was $43.2 million, $43.9 million and $45.4 million for the years ended December 31, 2008, 2007 and 2006, which is included in Dry leasing in the consolidated statements of operations.

Inventories

Expendable parts, materials and supplies for flight equipment are carried at average acquisition costs and are included in Prepaid expenses and other current assets in the consolidated balance sheets. When used in operations, they are charged to maintenance expense. Allowances for obsolescence for expendable parts expected to be on hand at the date aircraft are retired from service are provided over the estimated useful lives of the related aircraft and engines. Allowances are also provided for expendable parts currently identified as excess or obsolete. These allowances are based on management estimates, which are subject to change as conditions in the business evolve. At December 31, 2008 and 2007, the net book value of expendable parts inventory was $16.4 million and $17.9 million, respectively. At December 31, 2008 and 2007, the reserve for expendable obsolescence was $2.6 million and $0.8 million, respectively.

Rotable parts are recorded in Property and equipment, net in the consolidated balance sheets, and are depreciated over the average remaining fleet lives and written off when they are determined to be beyond economic repair. At December 31, 2008 and 2007, the net book value of rotable parts inventory was $51.8 million and $50.0 million, respectively.

Property and Equipment

The Company records property and equipment at cost and depreciates these assets on a straight-line basis over their estimated useful lives to their estimated residual values, over periods not to exceed forty years for flight equipment (from date of original manufacture) and three to five years for ground equipment, from the date the asset is placed in service. Remaining useful lives for 747-200 aircraft range from 1.0 years to 4.0 years and for 747-400 aircraft, from 21.9 years to 31.4 years. Property under capital leases and related obligations are recorded at the lesser of an amount equal to (a) the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the lease or (b) the fair value of the asset. Property under capital lease is amortized on a straight-line basis over the lease term.

Expenditures for major additions, improvements and flight equipment modifications are generally capitalized and depreciated over the shorter of the estimated life of the improvement or the modified assets’ remaining lives or remaining lease term in the event that any modifications or improvements are made to operating lease equipment. Substantially all property and equipment is specifically pledged as collateral for indebtedness of the Company.

Capitalized Interest on Pre-delivery Deposits

Interest on funds used to finance the acquisition of aircraft up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Included in capitalized interest is the interest paid on the pre-delivery deposit borrowings directly associated with the acquisition of aircraft. The remainder of capitalized interest recorded on the acquisition of aircraft is determined by taking the weighted average cost of funds associated with the Company’s other debt and applying it against the monies paid as pre-delivery deposits. Pre-delivery deposits for aircraft include capitalized interest of $16.4 million and $5.2 million at December 31, 2008 and 2007, respectively.

Measurement of Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that their carrying amount may not be recoverable. When undiscounted cash flows estimated to be generated are less than the carrying amount of those assets, the Company records impairment losses with respect to those assets based upon the amount by which the net book value of the assets exceeds their estimated fair value. In determining the fair value of the assets, the Company considers market trends, published values for similar assets, recent transactions involving sales of similar assets and/or quotes from independent third party appraisers. In making these determinations, the Company also uses certain assumptions, including, but not limited to, the estimated undiscounted future net cash flows expected to be generated by the 747-200 asset group, which are based on management assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated residual values.

During the fourth quarter of 2008, the Company performed an impairment test on all held and used 747-200 aircraft, as well as the related engines, rotable inventory and other equipment and recorded an impairment charge (see Note 4). The Company did not have an event that would trigger an impairment analysis on the 747-400 fleet.

Intangible Assets

ACMI contract intangible assets represented the future profits expected from customer contracts on hand as of the date of emergence from bankruptcy in July 2004. Amortization expense of ACMI contracts amounted to zero, zero and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Off-Balance Sheet Arrangements

A portion of the Company’s operating aircraft are owned or effectively owned and leased through trusts established specifically to purchase, finance and lease aircraft to the Company. The Company has not consolidated any aircraft in the related trusts upon application of the Financial Accounting Standards Board’s (the “FASB”) revised Interpretation No. 46, Consolidation of Variable Interest Entities (as amended) (“FIN 46(R)”), because the Company is not the primary beneficiary. The Company’s maximum exposure under these operating leases is the remaining lease payments, which amounts are reflected in future lease commitments more fully described in Note 7.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk and Significant Customers

The U.S. Military Airlift Mobility Command (“AMC”) charters accounted for 26.5%, 24.7% and 22.4% of the Company’s revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Accounts receivable from the AMC were $21.0 million and $16.3 million at December 31, 2008 and 2007, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 7.8%, 10.7% and 11.9% of the Company’s total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Accounts receivable from Emirates were $9.2 million and $13.4 million at December 31, 2008 and 2007, respectively. No other customer accounted for 10.0% or more of the Company’s total operating revenues during these periods.

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

Debt Issuance Costs

Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method of amortization. Amortization of debt issuance costs was $0.1 million, zero and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included as a component of Interest expense in the consolidated statements of operations.

Aircraft Maintenance and Repair

Maintenance and repair costs for both owned and leased aircraft are charged to expense as incurred.

Prepaid Maintenance Deposits

Certain of the Company’s aircraft financing agreements require security deposits to its finance providers to ensure that the Company performs major maintenance as required. These are substantially refundable to the Company and are, therefore, accounted for as deposits and included in Prepaid maintenance in the consolidated balance sheets. Such amounts including the long-term portion were $47.9 million and $50.3 million at December 31, 2008 and 2007, respectively. Prepaid maintenance also includes payments made to service providers under certain power by the hour engine maintenance contracts for engine maintenance which is performed when engine overhauls are required. Included in prepaid maintenance were zero and $26.2 million of payments made to such service providers at December 31, 2008 and 2007, respectively. In December 2008, the Company agreed to terminate both of these contracts with service providers and wrote off the remaining prepaid balance for which no future benefit would be received (see Note 4).

Airline industry practice would have air carriers account for the maintenance expense under such contracts as flight hours are incurred for contracts that provide for a full transfer of risk. Transfer of risk does not occur if the contract contains provisions for true-ups, contract adjustment provisions or termination provisions with reconciliation requirements that require additional payments. The Company’s power by the

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hour engine maintenance contracts generally provided that, in exchange for a payment of a fixed amount per flight hour, the maintenance provider will furnish specified maintenance activities on the engines for a specified period of time. These contracts contain reconciliation provisions for early termination of engines from the contract which would have caused the Company to make payments over and above the contractual hourly payments made to the date of withdrawing engines from these programs. Therefore, the Company did not believe that a full transfer of risk occurs under these contracts. Accordingly the Company accounted for the payments to the service providers as deposits and the prepaid maintenance balance was reduced when engine overhauls occurred consistent with the Company’s policy to recognize maintenance expense under the expense as incurred method.

Foreign Currency

The Company’s results of operations are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenues and expenses. The Company’s largest exposure comes from the British Pound, the Euro, the Brazilian Real, Korean Won, Japanese Yen and the Australian Dollar. The Company does not currently have a foreign currency hedging program related to its foreign currency-denominated sales. Gains or losses resulting from foreign currency transactions are included in non-operating expenses in the consolidated statements of operations. Included in the consolidated statements of stockholders’ equity was Other comprehensive loss of $2.5 million, net of taxes of zero, for the year ended December 31, 2008 and Other comprehensive income of $0.4 million and $1.0 million, net of taxes of $0.1 million and zero, for the years ended December 31, 2007 and 2006, respectively. These items primarily related to foreign currency translations.

Stock-Based Compensation

The Company has various stock-based compensation plans for employees and outside directors, which are described more fully in Note 14. Effective January 1, 2006, the Company accounted for these plans under SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”) using the modified prospective method. This resulted in prospective recognition of compensation expense for all outstanding unvested share-based payments based on the fair value on the original grant date.

Litigation Accrual

The Company is party to certain legal and regulatory proceedings with respect to a variety of matters. The Company evaluates the likelihood of an unfavorable outcome of these proceedings in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of the Company’s defenses and consultation with in-house and external legal counsel. The actual outcomes of these proceedings may materially differ from the Company’s judgments. Legal costs are accrued as incurred and recorded in Other operating expenses in the consolidated statements of operations.

Supplemental Cash Flow Information

Aggregate cash interest payments were to $41.1 million, $37.6 million and $47.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash interest paid to lenders is calculated on the face amount of the various debt instruments of the Company based on the contractual interest rates in effect during each payment period.

Principal payments to lenders reflected as Payment on debt and capital lease obligations in cash flows used by financing activities in the consolidated statements of cash flows represent repayments of amounts originally borrowed.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Accretion of debt discount shown as a reconciling item in cash flows from operating activities in the consolidated statements of cash flows is the difference between interest expense recorded in the consolidated statements of operations and cash interest owed to lenders. This amount arises from the amortization of the difference between the fair value of the Company’s debt recorded on the balance sheet and the face amount of debt payable to lenders when the Company emerged from bankruptcy on July 27, 2004 and applied fresh-start accounting.

During the year ended December 31, 2007, the Company recorded an increase in additional-paid-in capital of $3.7 million as a result of the release of income tax reserves and valuation allowances.

During the year ended December 31, 2008, the Company paid $1.3 million of cash income taxes. During the years ended December 31, 2007 and 2006, the Company did not pay any cash income taxes.

Reclassifications

Certain reclassifications have been made in prior periods’ consolidated financial statement amounts and related note disclosures to conform to the current year’s presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP, requires use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FASB Staff Position (“FSP”) 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations (see Note 10). The Company does not believe that the implementation of FSP 157- 2 for all non-financial assets and non-financial liabilities, effective January 1, 2009, will have a material impact on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to apply the fair value option to its eligible financial assets and liabilities, and accordingly, the adoption of SFAS 159 had no financial statement impact.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Early adoption is not allowed. The adoption of SFAS No. 160 will not have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) which replaces SFAS No. 141, “Business Combination”. SFAS No. 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. SFAS No. 141R is effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred income taxes and income tax contingencies related to certain business combinations or bankruptcy reorganizations, which is effective for transactions prior to January 1, 2009. Early adoption is not allowed. The Company maintains approximately $30 million of income tax contingences to offset certain deferred tax assets related to periods before the Company’s emergence from bankruptcy in July of 2004. In addition, the Company maintains approximately $50 million of valuation allowance against certain pre-emergence deferred tax assets. Any adjustment to the income tax contingencies or valuation allowance in 2009 or later would be applied as a reduction of income tax expense.

3.	DHL Investment

On June 28, 2007, DHL acquired a 49% equity interest and a 25% voting interest in Polar in exchange for $150.0 million in cash, of which $75.0 million was paid at closing. AAWW also received approximately $22.9 million in working capital from DHL as additional proceeds in November 2007. The remaining $75.0 million of the purchase price was paid in 2008 in two equal installments (plus interest). In January 2008, AAWW received the first installment of the purchase payment of $38.6 million, including interest of $1.1 million. The final purchase payment of $40.3 million, including interest of $2.8 million, was received in November 2008. AAWW continues to hold the remaining 51% equity interest in Polar with a 75% voting interest. In July 2007, DHL also provided Polar with a $30.0 million non-interest bearing refundable deposit that was repaid by Polar in January 2009. As part of the transaction to issue shares in Polar to DHL, Polar LLC’s ground employees, crew, ground equipment, airline operating certificate and flight authorities, among other things, were transferred to Polar and Polar’s interest in Polar LLC was transferred to AAWW.

Concurrently with the investment, DHL and Polar entered into a 20 year blocked space agreement (“BSA”), whereby Polar provides air cargo capacity to DHL through Polar’s Scheduled Service network for DHL Express services (“Express Network”). The BSA was subsequently amended and restated (the “Amended BSA”) on March 21, 2008 to include two additional aircraft, with full Express Network service on eight Polar aircraft beginning on October 27, 2008, (the “Commencement Date”). In addition to the BSA, Atlas entered into a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. Under the flight services agreement, Atlas provides Polar with maintenance and insurance for the aircraft, with flight crewing also to be furnished once the merger of the Polar and Atlas crew forces has been completed. Under other separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. DP has guaranteed DHL’s (and Polar’s) obligations under the various transaction agreements described above. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to herein as the “DHL Agreements”. The DHL Agreements provide the Company with a guaranteed revenue stream from 747-400 aircraft that have been dedicated to Polar for outsourced airport-to-airport wide-body cargo aircraft solutions for the benefit of DHL (“Express Network

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ACMI”) and other customers’ freight due to monthly minimum Block Hour guarantees over the life of the agreements.

Polar began flying the Express Network under an interim blocked space agreement on March 30, 2008 for two aircraft under an ACMI agreement. On October 22, 2008, DHL notified the Company that it would exercise its contractual right to terminate the ACMI and related agreements covering the two 747-400 aircraft, effective March 28, 2009. The early termination of the agreements related to the two aircraft does not affect the other six aircraft currently operating under the DHL Agreements. Under the terms of the agreements covering these two 747-400 aircraft, DHL was able to terminate the use of these aircraft in March 2009 upon six months advanced notice and payment of an early termination penalty of $5.0 million for each aircraft. The termination does not become effective until the final payment is made, at which point any gain would be recognized. On October 23, 2008, the Company received notice to terminate the ACMI agreement for these two aircraft and payment of $5.0 million in accordance with the agreement. The Company is scheduled to receive the remaining $5.0 million payment in March 2009.

On the Commencement Date, Polar commenced full flying for DHL’s trans-Pacific express network and DHL began to provide financial support and also assumed the risks and rewards of the operations of Polar. In addition to its trans-Pacific routes, Polar is also flying between the Asia Pacific, Middle East and European regions on behalf of DHL and other customers.

The Amended BSA established DHL’s capacity purchase commitments on Polar flights. DHL has the right to terminate the 20 year Amended BSA at the fifth, tenth and fifteenth anniversaries of commencement of Express Network flying. However, in the event of such a termination at the fifth anniversary, DHL or Polar will be required to assume all six 747-400 freighter head leases which are subleased from Atlas and Polar LLC for the entire remaining term of each such aircraft lease, each as guaranteed by DP or a creditworthy subsidiary. Either party may terminate for cause (as defined) at any time. With respect to DHL, “cause” includes Polar’s inability to meet certain departure and arrival criteria for an extended period of time and upon certain change-of-control events, in which case DHL may be entitled to liquidated damages from Polar. Under such circumstances, DHL is further entitled to have an affiliate assume any or all of the six 747-400 freighter subleases for the remainder of the term under each such sublease, with Polar liable up to an agreed amount of such lease obligations. In the event of any termination during the sublease term, DHL is required to pay the lease obligations for the remainder of the head lease and guarantee Polar’s performance under the leases.

Initially, based on the various agreements entered into as a result of the issuance of the investment to DHL, the Company reviewed the structure and determined that a variable interest entity had been created. Based upon application of FIN 46(R), the Company determined that it was the primary beneficiary of the variable interest entity and, as a result, it would continue to treat Polar as a consolidated subsidiary for financial reporting purposes. However, during the fourth quarter of 2008, changes were made to the various agreements entered into following DHL’s investment in Polar and to Polar’s operations, which became effective upon the Commencement Date. The Company reviewed its investment in Polar and determined that a reconsideration event had occurred under FIN 46(R). Upon application of FIN 46(R), the Company used both qualitative and quantitative factors to determine that DHL was the primary beneficiary of the variable interest entity on the Commencement Date. This was primarily based on the fact that the Company, which historically bore all direct costs of operation, transferred the risk associated with those costs to DHL. As a result of that determination, the Company deconsolidated Polar as of October 27, 2008 from its financial statements. From that date forward, the Company is reporting Polar under the equity method of accounting. On October 26, 2008, Polar had cash of $52.0 million, accounts receivable of $86.1 million, total assets of $146.5 million, total liabilities of $132.6 million and net equity of $13.9 million.

Except for any liquidated damages that the Company could incur as described above, the Company does not have any continuing financial exposure to fund debt obligations or operating losses of Polar.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of this transaction, the Company recorded a gain on the issuance of subsidiary stock of $153.6 million as income upon the Commencement Date. The Gain on issuance of subsidiary stock is recorded as Non-operating income in the consolidated statements of operations and is calculated as follows:

Gross proceeds	$176.9
Less: book value of net assets sold on June 27, 2007	(13.5)
closing costs and related expenses	(9.8)

Gain on issuance of subsidiary stock	$153.6

The December 31, 2008 aggregate carrying value of the investment in Polar was $5.0 million and is included within Deposits and other assets in the consolidated balance sheets. Accounts receivable from Polar were $6.7 million and Accounts payable to Polar were $3.0 million at December 31, 2008. Revenue from Polar for the period October 27, 2008 through December 31, 2008 was $41.8 million.

4.	Special Charge

As a result of the weak revenue environment due to a lack of a 2008 holiday season, 2009 and future revenue projections and excess capacity in the 747-200 market, the Company made a decision in the fourth quarter of 2008 to retire a portion of the 747-200 fleet and reduce capacity. The Company has parked a total of nine of the sixteen 747-200 aircraft in this fleet. The parked aircraft and engines will be used for spare parts to support the remaining 747-200 fleet. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In connection with the fourth quarter 2008 capacity reductions, the Company concluded that a triggering event had occurred and required a test for impairment. As a result, the Company concluded that the carrying value of its 747-200 fleet was no longer recoverable. Consequently, during the fourth quarter of 2008, the Company recorded an impairment charge of $69.1 million to write down the 747-200 fleet, as well as the related engines, rotable inventory and other equipment to their estimated fair values. This was recorded as a component of Special charge in the consolidated statements of operations. The remaining 747-200 aircraft are being depreciated over their adjusted remaining useful lives, which are now less than four years.

In determining the asset recoverability, management estimated the undiscounted future net cash flows utilizing models that are consistently used by the Company in making fleet and scheduling decisions. The Company views the 747-200 fleet, as well as the related engines, rotable inventory and other equipment as one asset group in developing its cash flow models. In determining fair value, the Company obtained third party independent appraisals of these assets, which considered the effects of the current market environment, age of the assets, marketability and excess capacity. In addition, some of the specific items that management took into consideration were the impact of excess aircraft in the market, the effect on aircraft and engine values and the failure of several competitors in the 747-200 market reducing demand for the aircraft type. The Company’s estimate of fair value was not based on distressed sales or forced liquidations. Instead, it appropriately considered the current market conditions in conjunction with other indicators. The fair value for each of the aircraft remaining in service was adjusted based on estimates of maintenance status. For the engines and airframes that are being parked, fair value was determined to be scrap value.

As part of these capacity reductions, the Company terminated three capital leases by purchasing the 747-200 aircraft and engines from the lessors, thereby terminating the lease obligations and return condition liabilities. The aggregate purchase price for the three aircraft was approximately $21.2 million. The Company determined that purchasing the aircraft was a more cost effective approach as opposed to returning the aircraft

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and paying return conditions. The acquired aircraft were subsequently written down to fair value and will be used as spare parts to support of the remaining 747-200 fleet.

In addition, the Company incurred special charges related to the termination of one 747-200 aircraft operating lease, which was subsequently settled in January 2009, a write down of excess expendable 747-200 inventory, employee termination costs and the termination of two maintenance contracts for 747-200 engines. The following table summarizes the Special charge included in Total operating expenses in the consolidated statements of operations for the year ended December 31, 2008:

Special charge for 747-200s Fleet and inventory impairment	$69,124
Lease termination	2,030
Contract termination	14,544
Net realizable value adjustments and excess inventory	4,663
Employee terminations	806

Total Special charge	$91,167

5.	Property and Equipment, net

Depreciation expense, including the amortization of capital leases, related to property and equipment was $38.9 million, $40.0 million and $42.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company had equipment related to capital leases of zero and $22.0 million at both December 31, 2008 and 2007, and accumulated depreciation was zero and $11.2 million, respectively.

On January 11, 2008, AAWW entered into an aircraft purchase agreement under which the Company agreed to acquire two 747-400 aircraft. The acquisition was completed on May 6, 2008 and included one production 747-400 freighter that entered service on June 12, 2008, and one passenger configured 747-400 aircraft that was converted to freighter configuration and entered service on September 25, 2008. The aggregate purchase price for these aircraft was approximately $168.4 million, which includes conversion and conforming costs.

In February 2008, one of the Company’s 747-200 aircraft (tail number N527MC) sustained hull damage due to improper shipper packaging of a load while on a short-term ACMI lease. The plane landed safely but, as a result of this incident, the airframe was damaged beyond economic repair. Atlas negotiated a net $5.9 million cash-in-lieu-of-repair settlement with its insurance carriers and received the insurance proceeds in June 2008. The Company removed the engines and other certain high value rotable parts, which were transferred into rotable inventory. The remainder of the airframe was sold for scrap metal. Since the settlement proceeds exceeded the net book value of the airframe after salvaging certain rotable parts, the Company recorded a gain of $2.7 million in the second quarter of 2008.

In March 2007, the Company sold aircraft tail number N536MC for $6.0 million and recorded a gain of approximately $1.0 million. In November, 2007, the Company sold an aircraft engine for $2.6 million and recorded a gain of $2.5 million.

In September 2006, aircraft tail numbers N509MC and N534MC were sold for a total of approximately $18.0 million and the Company recorded a gain of approximately $6.3 million, net of related selling expenses.

In April 2006, aircraft tail number N921FT and two related spare engines were sold for approximately $9.3 million and the Company recorded a gain of approximately $2.8 million, net of related selling expenses.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Lease Contracts, net

The following tables present the Company’s lease contract intangible assets as of December 31:

	2008	2007

Fair market value adjustment on operating leases	$45,048	$44,132
Less: accumulated amortization	(8,009)	(6,171)

	$37,039	$37,961

Fair market value adjustment on operating leases represents the capitalized discount recorded to adjust leases of the Company’s 747 aircraft to fair market value as of July 27, 2004, the date of the Company’s emergence from bankruptcy. Amortization expense related to lease contracts amounted to $1.8 million for each of the years ended December 31, 2008, 2007 and 2006, respectively.

The estimated future amortization expense of operating lease contracts as of December 31, 2008 is as follows:

Years Ending December 31,
2009	$2,337
2010	2,337
2011	2,337
2012	2,337
2013	2,337
Thereafter	25,354

Total	$37,039

7.	Debt and Capital Leases

The Company’s debt and capital lease obligations, as of December 31, were as follows:

	2008	2007

2000 EETCs	$63,961	$66,313
1999 EETCs	114,639	121,211
1998 EETCs	171,085	181,079
Term loans	96,875	—
PDP financing	216,657	—
Other debt	8,654	9,949
Capital leases	—	15,511

Total debt and capital leases	671,871	394,063
Less current portion of debt and capital leases	(36,243)	(28,444)

Long-term debt and capital leases	$635,628	$365,619

At December 31, 2008 and 2007, the Company had $68.2 million and $75.4 million, respectively, of unamortized discount related to the fair market value adjustments recorded against debt upon application of fresh-start accounting on July 27, 2004.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Description of the Company’s Debt Obligations

Many of the Company’s financing instruments contain certain limitations on AAWW’S and its subsidiaries’ ability to, among other things, pay dividends or make certain other restricted payments, consummate certain asset sales, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets.

Deutsche Bank Trust Company

Deutsche Bank Trust Company (“Deutsche Bank”) was the administrative agent for two syndicated loans to Atlas and its affiliates. One loan was made to AFL III (a wholly owned subsidiary of Atlas) and the other loan was made through an aircraft credit facility. During 2006, the Company prepaid the two loans for $140.8 million and wrote off approximately $12.5 million in unamortized discounts. The obligations under these two credit facilities were secured by fourteen 747-200 aircraft, one 747-300 aircraft and several spare General Electric CF6-50E2 and CF6-80 engines. AFL III leased the collateral securing the AFL III Credit Facility, including aircraft and related equipment, to Atlas. AFL III had collaterally assigned those leases and the proceeds thereof to Deutsche Bank as security for the AFL III Credit Facility. Upon termination of the AFL III Credit Facility, the aircraft and spare engines were transferred to Atlas.

Overview of EETC Transactions

In three separate transactions in 1998, 1999 and 2000, Atlas issued Enhanced Equipment Trust Certificates (“EETCs”) to finance the acquisition of twelve 747-400F aircraft. In the 1998 EETC transaction, $538.9 million of EETCs were issued to finance five of these aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 1999 EETC transaction, $543.6 million of EETCs were issued to finance five of these aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 2000 EETC transaction, $217.3 million of EETCs were issued to finance the remaining two of these aircraft, both pursuant to leveraged leases.

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

Commencing in May 2008, the Company could be subject to Additional Monthly Lease Rentals (“AMLR”), which could require payment of up to an additional $0.1 million per month in rent on each of the

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

six leased EETC aircraft, subject to an $11.0 million per aircraft limit over the remaining term. The AMLR payments would be applied to the underlying notes in the leveraged leases, and would only arise if the Company exceeds certain financial targets and if it is determined that the then fair market monthly rental for the aircraft exceeds $0.8 million. The Company has not made any AMLR payments and does not anticipate making any AMLR payments in 2009. The Company performs this test annually.

2000 EETCs

In April 2000, Atlas completed an offering of $217.3 million of EETCs (the “2000 EETCs”). The cash proceeds from the 2000 EETCs were used to finance (through two leveraged lease transactions) two new 747-400F freighter aircraft which were delivered to Atlas during the second quarter of 2000. Subsequent to the financing, Atlas completed a sale-leaseback transaction on both aircraft and issued a guarantee to the owner participant of one of the aircraft. In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 8.71% to 9.70%, with a weighted average interest rate of 8.93% payable monthly.

The current balance relates to aircraft N409MC acquired in the bankruptcy process. In connection with this aircraft debt and as a result of fresh-start accounting, the Company has a blended effective interest rate of 11.31% payable monthly. According to the terms of the equipment notes, principal payments vary and are payable through 2021.

1999 EETCs

In 1999, Atlas completed an offering of EETCs (the “1999 EETCs”). As of December 31, 2008 and 2007, the outstanding balance of the 1999 EETCs related to two owned 747-400F aircraft (tail numbers N495MC and N496MC). In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 6.88% to 8.77%, with a weighted average interest rate of 7.52% payable monthly.

In connection with this aircraft debt and as a result of fresh-start accounting, the Company has a blended effective interest rate of 13.94% as of December 31, 2008 and 2007. According to the terms of the equipment notes, principal payments vary and are payable monthly through 2020.

1998 EETCs

In 1998, Atlas completed an offering of EETCs (the “1998 EETCs”). As of December 31, 2008 and 2007, the outstanding balance of the 1998 EETCs relates to three owned 747-400F aircraft (tail numbers N491MC, N493MC and N494MC). In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 7.38% to 8.01%, with a weighted average interest rate of 7.54% payable monthly.

In connection with this aircraft debt, the Company acquired aircraft N491MC and N493MC in the bankruptcy process. As a result of fresh-start accounting, the Company has a blended effective interest rate of 13.89% for aircraft tail number N491MC and 13.72% for aircraft tail number N493MC. Aircraft tail number N494MC was acquired in 1998 and has a weighted average interest rate of 7.54%. According to the terms of the equipment notes relating to all three aircraft, principal payments vary and are payable monthly through 2020.

Term Loans

On July 3, 2008, Atlas entered into a $58.4 million five-year term loan agreement with BNP Paribas and DVB Bank AG, secured by aircraft tail number N419, which was acquired on May 6, 2008.

On September 19, 2008, Atlas entered into a $41.6 million, five-year term loan agreement with BNP Paribas and DVB Bank AG, secured by aircraft tail number N429, which was also acquired on May 6, 2008.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funds available under the loan agreements are subject to certain up-front and commitment fees, and funds drawn under the loan agreements bear interest at LIBOR, plus a margin. Payment of principal and interest are paid quarterly in arrears. The facility is guaranteed by AAWW and is subject to typical and customary events of default. Collectively the two term loans are referred to as the “Term Loans”.

The weighted average interest rate under the Term Loans for the year ended December 31, 2008 was 2.67%. The rate as of December 31, 2008 was 5.33%. Interest on outstanding borrowings is determined by adding a margin to the 90 day LIBOR in effect at the interest calculation date. At December 31, 2008, the Company had $96.9 outstanding under the Term Loans.

PDP Financing

On January 30, 2008, Atlas entered into a $270.3 million pre-delivery deposit payment (“PDP”) financing facility with Norddeutsche Landesbank Girozentrale (the “PDP Financing Facility”), which is intended to fund a portion of Atlas’ PDP obligations in respect of the first five aircraft to be delivered to Atlas under its 747-8F purchase agreement with Boeing.

The PDP Financing Facility is comprised of five separate tranches and is secured by certain of Atlas’ rights in, and to, the purchase agreement, but only to the extent related to the first five aircraft scheduled to be delivered thereunder (aircraft tail numbers 856, 857, 858, 859 and 861.) In the case of a continuing event of default by Atlas, the lenders will have certain rights to assume Atlas’ position and accept delivery of the related aircraft. Each tranche relating to each aircraft will become due on the earlier of (a) the date the aircraft is delivered or (b) up to nine months following the last day of the scheduled delivery month, depending on the cause of the delivery delay.

Funds available under the PDP Financing Facility are subject to certain up-front and commitment fees, and funds drawn under the facility bear interest at LIBOR plus a margin and are paid monthly. The weighted average interest rate under the PDP Financing Facility for the year ended December 31, 2008 was 4.14%. The rate as of December 31, 2008 was 3.20%. The PDP Financing Facility is guaranteed by AAWW and is subject to typical and customary events of default. As of December 31, 2008, the Company had borrowed $216.7 million under the PDP Financing Facility and has unused availability of $53.6 million.

Capital Leases

In December 2008, the Company purchased three aircraft (N508MC, N516MC and N920FT) that were accounted for as capital leases from the respective lessors and terminated the capital lease obligations for those aircraft. The Company wrote off the remaining capital lease obligations of $2.0 million (see Note 4). Capital lease obligations for the three aircraft had an aggregate net present value of $15.5 million at December 31, 2007. The weighted average interest rate as of December 31, 2007 was 6.71%.

Other Debt

Other debt consists of various term loans aggregating $8.7 million and $10.0 million as of December 31, 2008 and 2007, respectively. The weighted average interest rate for these term loans as of December 31, 2008 and 2007 was 6.0%.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the cash required to be paid by year and the carrying value of the Company’s debt and capital lease obligations reflecting the terms that were in effect as of December 31, 2008:

Years Ending December 31,
2009	$42,597
2010	262,314
2011	48,921
2012	52,400
2013	79,932
Thereafter	253,918

Total debt cash payments	740,082
Less: fair value debt discount	(68,211)

Debt	$671,871

8.	Leases and Aircraft Purchase Commitments

Aircraft, Real Estate and Operating Leases

The following table summarizes rental expenses for the years ended December 31:

	2008	2007	2006

Aircraft rent	$157,063	$155,575	$153,259
Office, vehicles and other	$11,762	$11,394	$13,403

At December 31, 2008, 14 of the Company’s 29 operating aircraft were leased, all of which were operating leases with initial lease term expiration dates ranging from 2020 to 2025, with an average remaining lease term of 14.1 years as of December 31, 2008. Certain of the Company’s operating leases contain renewal options and escalations. In addition, the Company leases engines under short-term lease agreements on an as-needed basis.

The following table summarizes the contractual amount of minimum Dry Lease income under non-cancelable aircraft Dry Leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of December 31, 2008:

Dry Lease
Income

Years Ending December 31,
2009	$(88,560)
2010	(63,360)
2011	(63,360)
2012	(63,360)
2013	(63,360)
Thereafter	(311,520)

Total minimum lease payments	$(653,520)

Aircraft Purchase Commitments

On September 8, 2006, Atlas and The Boeing Company (“Boeing”) entered into a purchase agreement (the “Agreement”) providing for the purchase by Atlas of 12 747-8F aircraft. The Agreement originally

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided for deliveries of the aircraft to begin in 2010, with all 12 aircraft expected to be in service by the beginning of 2012. In addition, the Agreement provides Atlas with rights to purchase up to an additional 14 aircraft, of which one is being held under option. In November 2008, Boeing announced a delay in the delivery of the first 747-8F aircraft from late 2009 to the third quarter of 2010 and the Company expects a corresponding delay in the delivery of its first 747-8F aircraft. The estimated payment schedule for the advance payments has been adjusted accordingly. Committed expenditures under the estimated schedule include agreements for spare engines and related flight equipment, estimated amounts for contractual price escalations, advance payments and required option payments.

The following table summarizes the Company’s aircraft purchase commitments and the minimum annual rental commitments as of the periods indicated under non-cancelable aircraft, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of December 31, 2008:

	Aircraft	Aircraft	Other
	Purchase	Operating	Operating
	Commitments	Leases	Leases	Total

Years Ending December 31,
2009	$47,990	$143,399	$5,447	$196,836
2010	923,906	141,269	4,697	1,069,872
2011	739,886	141,269	3,327	884,482
2012	125,770	141,269	1,316	268,355
2013	—	141,269	—	141,269
Thereafter	—	1,327,275	—	1,327,275

Total minimum lease payments	$1,837,552	$2,035,750	$14,787	$3,888,089

Guarantees and Indemnifications

In the ordinary course of business, the Company enters into numerous real estate leasing, equipment and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, the Company typically indemnifies the lessors and any financing parties against tort liabilities that arise out of the use, occupancy, manufacture, design, operation or maintenance of the leased premises or financed aircraft, regardless of whether these liabilities (or taxes) relate to the negligence of the indemnified parties. Currently, the Company believes that any future payments required under many of these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). However, payments under certain tax indemnities related to certain of the Company’s financing arrangements, if applicable, could be material, and would not be covered by insurance. Certain leased premises, such as maintenance and storage facilities, typically include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premise. The Company also provides standard indemnification agreements to officers and directors in the ordinary course of business.

Financings and Guarantees

The Company’s financing arrangements typically contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.

These increased costs and withholding tax provisions continue for the entire term of the applicable transaction and there is no limitation in the maximum additional amount the Company could be required to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

event of default and, in a secured financing transaction, would entitle the lender to foreclose upon the collateral to realize the amount due.

9.	Related Party Transactions

James S. Gilmore III, a non-employee director of the Company, was a partner at the law firm of Kelley Drye & Warren LLP, a law firm that previously provided legal services to the Company. Mr. Gilmore is no longer a partner of the law firm. The Company paid legal fees to the firm of Kelley Drye & Warren LLP of zero, $0.1 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company incurred directors’ fees and equity compensation expense relating to Mr. Gilmore in the amount of $0.1 million, $0.4 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

10.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. (“SFAS No. 109”). The significant components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2008	2007	2006

Current:
Federal	$(190)	$1,194	$5,617
State and local	—	—	1,501
Foreign	—	—	167

Total current expense	(190)	1,194	7,285

Deferred:
Federal	45,990	(1,094)	25,332
State and local	4,058	(96)	1,403
Foreign	342	316	—

Total deferred expense	50,390	(874)	26,735

Total income tax expense	$50,200	$320	$34,020

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of differences between the U.S. federal statutory income tax rate and the effective income tax rates for the periods as defined below is as follows:

	For the Years Ended December 31,
	2008	2007	2006

U.S. federal statutory tax expense rate	35.0%	35.0%	35.0%
State and local taxes based on income, net of federal benefit	2.0%	2.0%	2.0%
Extraterritorial income tax benefits	0.0%	(16.1)%	0.0%
Net tax asset for basis difference in investment in Polar	0.1%	(21.6)%	0.0%
Book expenses not deductible for tax purposes	0.9%	0.9%	1.0%
Income tax reserves	0.0%	(0.2)%	(2.0)%
Change in valuation allowance	6.7%	2.2%	0.0%
Other	(0.6)%	(2.0)%	0.3%

Effective tax rate	44.1%	0.2%	36.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) as of December 31, are as follows:

	Assets (Liabilities)
	2008		2007
	Current	Noncurrent	Current	Noncurrent

Net operating loss carryforwards and credits	$32,776	$87,362	$1,299	$125,433
Tax over book basis in Polar shares	—	—	38,134	—
Maintenance expense	4,051	(3,812)	(3,859)	—
Accrued expenses	4,133	—	10,277	—
Fixed assets	—	(115,005)	—	(122,769)
Aircraft leases	—	9,745	—	10,618
Fresh-start adjustments to indebtedness	—	(3,830)	—	(1,306)
Equity-based compensation	—	4,794	—	2,788
Equity investments in affiliates	—	(2,692)	—	(2,706)
Other	1,613	(2,498)	(45)	3,036
Valuation allowance	(13,265)	(36,385)	(10,753)	(36,664)

	$29,308	$(62,631)	$35,053	$(21,570)

As of December 31, 2008, the Company had U.S. federal tax net operating losses (“NOLs”) of approximately $198.7 million net of unrecognized tax benefits and valuation allowance, which will expire through 2027. The reorganization of the Company on the date of its emergence from bankruptcy constituted an ownership change under Section 382 of the U.S. Internal Revenue Code. Accordingly, the use of the Company’s NOLs generated prior to the ownership change is subject to an overall annual limitation. If certain substantial changes in the Company’s ownership occur prospectively, there would be an additional annual limitation on the amount of the carryforwards that can be utilized. Certain tax attributes, including NOLs, reflected on the Company’s federal income tax returns, as filed, differ significantly from those reflected in the Financial Statements. Such attributes are subject to future audit in the event the Internal Revenue Service (“IRS”) determines to examine any years in which the carryforwards are utilized.

The deferred tax assets and liabilities of Polar were removed upon deconsolidation on October 27, 2008 (see Note 3).

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management assesses on each reporting date whether the Company is more likely than not to realize some or all of its deferred tax assets. As of December 31, 2008, management determined that it is not more likely than not that the Company will realize $49.7 million of its deferred tax assets, and the Company recorded a full valuation allowance against those assets. Any release of valuation allowance except for $0.5 million would be applied as an increase to Additional paid-in capital.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

	2008	2007

Beginning balance	$198.0	$143.8
Additions for tax positions related to the current year	3.3	26.6
Additions for tax positions related to prior years	—	55.9
Reductions for tax positions related to prior years	—	(28.3)

Ending balance	$201.3	$198.0

Of the gross balance related to unrecognized income tax benefits of $201.3 million at December 31, 2008, a gross amount of $34.4 million would impact the effective income tax rate and $166.9 million would impact Additional paid-in capital. However, upon the adoption of SFAS No. 141(R) in 2009 (see Note 2), all unrecognized income tax benefits would impact the effective rate and no portion would affect Additional paid-in capital. The Company will maintain a liability for unrecognized income tax benefits until these uncertain positions are reviewed and resolved or until the expiration of the applicable statute of limitations, if earlier.

The Company’s policy is to record tax-related interest expense and penalties, if applicable, as a component of income tax expense. At December 31, 2008, the Company’s liability for tax-related interest was $0.1 million. The Company has not recorded any liability for penalties, and the tax authorities historically have not assessed penalties against the Company.

In early 2009, the Company and the IRS resolved an income tax examination for 2005 and 2006. The IRS accepted the Company’s income tax returns as filed, along with adjustments to the returns that were requested by the Company. For U.S. federal income tax purposes, the 2007 and 2008 income tax returns remain subject to examination. No federal or state income tax examinations are in process.

In Hong Kong, the 2001 through 2007 income tax returns are under examination for Atlas, the 2003 through 2007 income tax returns under examination for Polar LLC, and the 2007 income tax return is under examination for Polar. No assessment of additional income taxes has been proposed or discussed with respect to the on-going examinations in Hong Kong.

Management does not anticipate that the Company’s unrecognized income tax benefits will increase or decrease by a material amount during the twelve-month period following December 31, 2008.

11.	Financial Instruments and Related Risk Management

Financial Instruments

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

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inputs other than quoted prices that are observable for the asset or liability

Level 3 Unobservable inputs for the asset or liability

The Company endeavors to utilize the best available information in measuring fair value.

As of December 31, 2008, based on market conditions during the period, the Company changed the valuation technique for the Company’s investment in the Primary Fund from Level 1 to Level 3 within the SFAS No. 157 three-tier fair value hierarchy. The Company adjusted its Level 1 fair value measurement of the Primary Fund by reducing the value of the fund by the estimated amount of the losses expected to be incurred by the Primary Fund related to its holdings in Lehman Brothers. Changes in market conditions could result in further adjustments to the fair value of this investment (see Note 2).

The following table reflects the activity for our Short-term investments measured at fair value using level 3 inputs for the year ended December 31, 2008:

Short-term
Investments

Balance at December 31, 2007	$—
Transfers in	101,123
Total losses, realized or unrealized included in earnings	(1,547)
Purchases, issuances and settlements, net	(86,438)

Balance at December 31, 2008	$13,138

The Company maintains cash and cash equivalents with various high-quality financial institutions. The carrying value for cash and cash equivalents, trade receivables and payables approximates their fair value.

The Company’s long-term debt is not actively traded and no active market for comparable instruments exists. Therefore, it is not practicable for the Company to estimate fair value.

Risk Management

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

The Company began using hedge accounting in the fourth quarter of 2006. The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 133”). Under SFAS No. 133, all derivatives are recorded at fair value on the balance sheet. Those derivatives designated as hedges that meet certain requirements are granted hedge accounting treatment. Generally, utilizing the hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded within equity until the underlying jet fuel is consumed. The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness, as defined, results when the change in the total fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase jet fuel. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to Other non-operating expenses in the statements of operations in the period of the change. Likewise, if a hedge ceases to qualify for hedge accounting, those periodic changes in the fair value of derivative instruments are

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded to Other non-operating expenses in the consolidated statements of operations in the period of the change.

Ineffectiveness is inherent in hedging jet fuel with derivative transactions based in other refined petroleum products due to the differences in commodities. For example, using heating oil futures to hedge jet fuel will likely lead to some ineffectiveness. Ineffectiveness may also occur due to a slight difference in timing between the derivative delivery period and the Company’s irregular uplift of jet fuel. Due to the volatility in markets for crude oil and related products and the daily uplift amounts, the Company is unable to predict precisely the amount of ineffectiveness each period. The Company follows the SFAS No. 133 requirements and reports any expected ineffectiveness. This may result in increased volatility in the Company’s results.

At December 31, 2007, all of the Company’s derivative contracts have expired and the derivative asset value was zero. The Company did not have any open derivative contracts during 2008. During the twelve months ended December 31, 2007, the Company realized a gain of $5.6 million related to the derivative contracts. This gain was recorded in Aircraft fuel expense in the consolidated statements of operations.

12.	Segment Reporting

The Company currently has the following reportable segments: ACMI, AMC Charter, Commercial Charter and Dry Leasing. Prior to the Commencement Date, the Company had a Scheduled Service segment. Each segment has different operating and economic characteristics which are separately reviewed by the Company’s senior management.

The Company is pursuing growth in its Dry Leasing business. The increasing importance of this business has led senior management to classify Dry Leasing as a separate reportable segment and in the first quarter of 2008, the Company formed Titan for the purpose of Dry Leasing aircraft and engines. Separately, the Company also Dry Leases three 747-400s to GSS (see Note 2). Previously, the Company included Dry Lease revenue with Other revenue and did not report the segment results separately.

In addition to reporting the Dry Leasing segment separately, the Company changed the principal economic performance metric it reports for each of its business segments. Previously, the Company used Fully Allocated Contribution (“FAC”) as its economic performance metric. In the first quarter of 2008, management adopted an economic performance metric that shows the profitability of each segment after allocation of direct ownership costs (“Direct Contribution”). Direct Contribution consists of income (loss) before taxes and excludes: special charges, special non-recurring items, gains on the sale of aircraft, and unallocated fixed costs. Direct ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt and aircraft depreciation. Unallocated fixed costs include corporate overhead, non-aircraft depreciation, interest income, foreign exchange gains and losses and other non-operating costs. Management believes that Direct Contribution is a better measurement of segment profitability as it shows each segment’s contribution to corporate fixed costs.

Management allocates the direct costs of aircraft operation and ownership among the various segments based on the aircraft type and activity levels in each segment, except for certain ACMI flying, which involves dedicated aircraft that are directly apportioned. Other allocation methods are standard activity-based methods commonly used in the industry.

The ACMI segment provides aircraft, crew, maintenance and insurance services, whereby customers receive the use of an insured and maintained aircraft and crew in exchange for, in most cases, a guaranteed monthly level of operation at a predetermined rate for a defined period of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel. Upon the Commencement Date, the Direct Contribution from Express Network ACMI flying is reflected as ACMI and the Direct Contribution of management and administrative support services provided to Polar is reflected as Other Services.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Polar began Express Network ACMI flying for DHL and other customers with two aircraft on March 30, 2008. Prior to the Commencement Date, this was reflected as Scheduled Service revenue in the consolidated statements of operations as well as the Company’s operating statistics. However, for purposes of segment disclosure, management viewed the Direct Contribution from Express Network ACMI flying as ACMI. To calculate the Direct Contribution of Express Network ACMI to the ACMI segment, all revenue derived from ACMI and related services provided to Polar operations have been reclassified from Scheduled Service to the ACMI segment (see table below for reconciliation of revenue per the consolidated statements of operations to revenue by segment). All costs associated with providing such services have also been reclassified for purposes of calculating Direct Contribution.

Prior to the Commencement Date, the Scheduled Service segment provided airport-to-airport scheduled air freight and available on-forwarding services primarily to freight forwarding customers. The Company carried all of the commercial revenue risk (yields and cargo loads) and bore all of the direct costs of operation, including fuel. Distribution costs included direct sales costs through the Company’s own sales force and through commissions paid to general sales agents. Polar’s Scheduled Service business, which historically bore all direct costs of operation, regardless of customer utilization, transferred the risk associated with those costs to DHL upon the Commencement Date. From the Commencement date forward, the Company no longer provides Scheduled Service. Scheduled Service was highly seasonal, with peak demand typically coinciding with the retail holiday season, which traditionally began in September and lasted through mid-December.

The AMC Charter segment provides full-planeload charter flights to the U.S. Military through the AMC. The AMC Charter business is similar to the Commercial Charter business in that the Company is responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel consumed during AMC flights is fixed by the military. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. The Company receives reimbursement from the AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed price. Alternatively, if the price of fuel paid by the Company is less than the fixed price, then the Company pays the difference to the AMC.

The Commercial Charter segment provides full-planeload airfreight capacity on one or multiple flights to freight forwarders, airlines and other air cargo customers. Charters are typically paid in advance and the Company bears the direct operating costs (except as otherwise defined in the charter contracts). After the Commencement Date, Atlas now also provides limited airport-to-airport cargo services to a few select markets, including Viracopos Airport near Sao Paulo, Brazil.

The Dry Leasing segment provides for the leasing of aircraft and engines to customers. The Dry Leasing segment is allocated the revenue and costs directly associated with this segment to arrive at the Direct Contribution.

Other represents revenue for other services that are not allocated to any segment, which includes management and administrative support services.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth revenues and Direct Contribution for the Company’s reportable business segments reconciled to Operating income (loss) and Income before income taxes:

	For the Years Ended December 31,
	2008
		Express
	Revenue per	Network		2007	2006
	Financial	ACMI	Segment	Segment	Segment
	Statements	Revenue	Revenue	Revenue	Revenue

Revenues:
ACMI	$358,234	$36,269	$394,503	$360,909	$407,046
Scheduled Service	645,283	(36,269)	609,014	657,576	610,783
AMC Charter	425,814	—	425,814	388,966	331,177
Commercial Charter	127,325	—	127,325	117,142	82,808
Dry Leasing	48,770	—	48,770	50,512	48,920
Other	2,056	—	2,056	—	—

Total operating revenues	$1,607,482	$—	$1,607,482	$1,575,105	$1,480,734

Direct Contribution:
ACMI			81,317	84,795	101,822
Scheduled Service			(43,160)	36,969	43,339
AMC Charter			108,313	99,464	69,723
Commercial Charter			10,332	10,009	8,090
Dry Leasing			14,167	16,069	14,068

Total Direct Contribution			170,969	247,306	237,042
Add back (subtract):
Unallocated fixed costs			(114,025)	(118,046)	(140,761)
Gain on disposal of aircraft			2,726	3,475	10,038
Loss on early extinguishment of debt			—	—	(12,518)
One time maintenance charge			(8,186)	—	—
Special charge			(91,167)	—	—
Gain on issuance of subsidiary stock			153,579	—	—

Income before income taxes			113,896	132,735	93,801
Add back (subtract):
Interest income			(12,778)	(17,775)	(12,780)
Interest expense			49,986	44,732	60,298
Capitalized interest			(11,282)	(4,489)	(726)
Gain on issuance of subsidiary stock			(153,579)	—	—
Loss on early extinguishment of debt			—	—	12,518
Other, net			5,285	(428)	(811)

Operating income (loss)			$(8,472)	$154,775	$152,300

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2008	2007	2006

Scheduled Service revenue by geographic region:
Asia	$297,485	$358,392	$352,384
North America	188,077	115,497	84,350
Europe	57,146	85,616	69,659
Japan	25,939	32,140	58,839
South America	40,367	65,931	45,551

Total Scheduled Service revenue	$609,014	$657,576	$610,783

Depreciation and amortization expense:
ACMI	$13,602	$12,323	$15,071
Scheduled Service	6,813	8,875	9,135
AMC Charter	8,451	8,288	8,675
Commercial Charter	2,437	2,315	1,931
Dry Leasing	4,463	4,985	3,468
Unallocated	3,180	3,226	4,061

Total depreciation and amortization	$38,946	$40,012	$42,341

The Company attributes operating revenue for Scheduled Service by geographic region based upon the origin of each flight segment. For the other segments, operating revenue is recognized based on block hours flown and not point of origin. Therefore, revenue by geographic region cannot be determined.

Depreciation and amortization expense, aircraft rent, maintenance expense, and other aircraft related expenses are allocated to segments based upon aircraft utilization because individual aircraft are utilized across segments interchangeably. The Company does not believe presenting assets by segment is meaningful.

13.	Labor and Legal Proceedings

Labor

The Air Line Pilots Association (“ALPA”) previously represented all of the U.S. based crewmembers of Atlas and Polar. On December 19, 2008, by vote of both the Atlas and Polar crewmembers, the International Brotherhood of Teamsters (“IBT”) was chosen to replace ALPA as the representative of the crewmembers of both Atlas and Polar. The change in the certified representative of the crewmembers does not affect the terms of existing collective bargaining agreements. Additionally, Atlas employs 43 crewmembers through a branch office in Stansted, England who are not represented by a union. Collectively, these employees represent approximately 56.7% of the Company’s workforce as of December 31, 2008. The Company is subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of its employees.

The Atlas collective bargaining agreement became amendable in February 2006. Polar’s collective bargaining agreement became amendable in April 2007. While both units have filed Railway Labor Act “Section 6” notices to begin negotiations for amended agreements, those negotiations have been placed on hold in favor of completing the merger of the two crew forces. In November 2004, the Company initiated steps to merge the represented crewmember bargaining units of Atlas and Polar. The respective collective bargaining agreements provide for a seniority integration process and the negotiation of a single collective bargaining agreement (“SCBA”). This seniority list integration process was completed on November 21, 2006.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 23, 2008, ALPA presented the integrated seniority lists to the Company and directed the Atlas and Polar Master Executive Councils to begin the required negotiations for a SCBA. In accordance with the provisions of both the Atlas and Polar contracts, if any open contract issues remain after nine months of bargaining from the date ALPA tendered the integrated seniority lists to the Company, those issues are to be resolved by final and binding interest arbitration. This period of bargaining may be extended by mutual agreement of the parties. Currently, the Company anticipates the SCBA direct negotiations and any required interest arbitration to be completed by the latter part of 2009 at which time the SCBA and integrated seniority lists will be implemented.

ALPA filed a grievance with Polar contending the Company violated the Polar collective bargaining agreement by (i) allegedly furloughing thirty-five flight engineers and discontinuing pay protection for those downgraded as a direct result of Atlas Crewmembers performing flying that ALPA alleged was performed customarily by Polar Crewmembers, and (ii) by allegedly furloughing the flight engineers out of seniority order. After hearing the facts, the arbitrator issued a decision in this matter ruling in the Company’s favor on the first issue. On the second issue, the arbitrator held that Polar flight engineers were improperly furloughed in violation of the Polar-ALPA collective bargaining agreement. As a result, the arbitrator ordered the Company to reinstate the flight engineers to the active seniority list and discuss with the union the subject of any additional “make whole” remedy for damages. The Company has reinstated the flight engineers to the active seniority list and is engaged in discussions with the successor union (IBT) on any additional make whole remedies, if any.

On February 3, 2009, the IBT was certified as the collective bargaining representative of the dispatchers employed by Atlas and Polar. The Company and the IBT will begin negotiations for a collective bargaining agreement with respect to the dispatchers. Other than the flight deck crewmembers and dispatchers, none of the other U.S.-based Atlas or Polar employees are represented by a union.

Legal Proceedings

Department of Justice Investigation and Related Litigation

The United States Department of Justice (the “DOJ”) has initiated an investigation into the pricing practices of a number of cargo carriers, including the Company’s subsidiary, Polar LLC (the “DOJ Investigation”). The DOJ is investigating whether these cargo carriers manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges in violation of the federal anti-trust laws. The Company continues to periodically meet with the DOJ and is fully cooperating with the DOJ in its investigation. The Company is unable to reasonably predict the outcome of this matter or the related investigations and litigation described below. If Polar LLC were formally charged by the DOJ as a result of this investigation, or we were to incur an unfavorable outcome in connection with one or more of the related investigations or litigation described below, it could have a material adverse effect on our business, results of operations and financial condition.

As a result of the DOJ Investigation, the Company and Polar LLC have been named defendants, along with a number of other cargo carriers, in a number of class actions in the United States arising from allegations about the pricing practices of a number of air cargo carriers, that have now been consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company and Polar LLC, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges, in violation of United States, state, and European Union antitrust laws. The suit seeks treble damages and injunctive relief. The defendants moved to dismiss the consolidated complaint, and on September 26, 2008, the Magistrate Judge who heard the motion to dismiss issued a decision recommending that the Federal District Judge grant the defendants’ motion to dismiss. The Magistrate Judge recommended that plaintiffs’ claims based on the United States antitrust laws be dismissed without prejudice so that plaintiffs

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have an opportunity to cure the defects in their complaint by pleading more specific facts, if they have any, relevant to their federal claims. The Magistrate Judge recommended that the plaintiffs’ claims based on state and European Union laws be dismissed with prejudice. Both plaintiffs and defendants have objected to portions of the Magistrate Judge’s Report and Recommendation, which is now on appeal to the Federal District Judge.

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

The Company, Polar LLC and a number of other cargo carriers have also been named as defendants in civil class action suits in the provinces of Ontario and Quebec, Canada that are substantially similar to the class action suits in the United States.

Korean Fair Trade Commission Inquiry

On August 26, 2008, Polar LLC received a written inquiry from the Korean Fair Trade Commission (the “KFTC”) seeking data and other information in support of a broad investigation it is conducting into possible anti-competitive behavior relating to international air freight transportation services for which Korea is either the freight origin or destination. On October 24, 2008, Polar LLC submitted materials in response to the initial KFTC request. On February 13, 2009, Polar LLC received a second request for additional information relevant to its inquiry. Polar LLC is in the process of preparing a response to this second request for additional information.

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

Swiss Competition Commission Inquiry

By letter dated March 11, 2008, the Swiss Competition Commission (the “Swiss Commission”) notified Polar LLC that it would be required to provide information and to produce documents in connection with the Swiss Commission’s investigation into the levy of fuel and other surcharges by certain cargo carriers on flights into and out of Switzerland. The Swiss Commission is assessing the impact of these surcharges on pricing and competition within the air freight market in Switzerland. Polar LLC has submitted information and documentation to the Swiss Commission as required by this request.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Brazilian Customs Claim

Polar LLC was cited for two alleged customs violations in Sao Paulo, Brazil relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Polar LLC Scheduled Service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The current claims seek unpaid customs duties, taxes, penalties and interest from the date of the alleged infraction in the amounts of approximately $8.5 million and $4.6 million, respectively, based on year end exchange rates.

The Company has presented defenses in each case to the customs authority in Campinas, Brazil. The customs authority has not yet ruled on the Company’s defense to the $4.6 million claim, and it denied the Company’s defense to the other claim at the first level of the administrative process. The Company appealed the administrative decision to the Council of Contributors which met on November 6, 2007 to decide the appeal and hear further argument presented by the Company’s local counsel. At the hearing, the Company presented additional defenses which resulted in the Council of Contributors requesting the customs authority to provide additional evidence in support of its claim. The Council of Contributors recently dismissed a portion of the claim having a value of approximately $0.9 million and the remainder of the claim remains pending. If the appeal is denied by the Council of Contributors, the Company intends to pursue further appeals in the Brazilian federal court.

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

Trademark Matters

In June 2007, in connection with a dispute between the Company and Atlas Transport over the use of the term “Atlas,” the EU Trademark Office declared the Atlas Transport trademark partially invalid because of the prior existence of the Company’s Benelux trademark registration. Atlas Transport has appealed the EU decision, filed a lawsuit in the Netherlands challenging the validity of the Company’s Benelux trademark registration and asked the EU Trademark Office to stay further Company registration proceedings while that lawsuit remains pending. In November 2007, the EU granted a stay, and the Company is in the process of seeking reconsideration.

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

Other

The Company has certain other contingencies resulting from litigation, labor grievances and contract administrations and claims incident to the ordinary course of business. Management believes that the ultimate disposition of such other contingencies is not expected to materially affect the Company’s financial condition, results of operations or liquidity.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stock-Based Compensation Plans

In July 2004, the Company implemented the 2004 Long-Term Incentive Plan (the “2004 LTIP”) upon the emergence from bankruptcy. The 2004 LTIP provided for awards of up to approximately 2.8 million shares of AAWW’s common stock to employees in various forms. These included non-qualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. In May 2007, the stockholders approved the 2007 Long-Term Incentive Plan (“the 2007 Plan”), which replaced the 2004 LTIP. An aggregate of 628,331 shares of common stock was reserved for issuance to participants under the 2007 Plan. No new awards have been made under the 2004 LTIP since the adoption of the 2007 Plan in May 2007. Awards outstanding under the 2004 LTIP will continue to be governed by the terms of that plan and agreements under which they were granted. The 2007 Plan limits the terms of awards to ten years and prohibits the granting of awards more than ten years after the effective date of the 2007 Plan. In May 2008, the stockholders approved an additional 1.1 million shares of AAWW’s common stock to be reserved under the 2007 Plan.

As of December 31, 2008, the 2007 Plan had a total of 1.4 million shares of common stock available for future award grants to management and the members of the board of directors. The compensation cost that has been charged against income for both plans was $8.0 million, $7.1 million and $7.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was less than $3.5 million, $0.1 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Prior to January 1, 2006, the Company accounted for these awards under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Stock-option based employee compensation cost recognized in the consolidated statements of operations for the periods prior to January 1, 2006 related only to restricted stock awards, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, which under APB 25 was deemed to be non-compensatory. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method. Therefore, compensation expense recognized during the year ended December 31, 2006 includes compensation expense for all newly granted and unvested stock options as well as restricted shares and options that are expected to vest subsequent to January 1, 2006, and results for prior periods have not been restated. The Company recognizes compensation costs net of estimated forfeitures for graded vesting grants on a straight-line basis over the vesting period for each award. All grants contain accelerated vesting provisions in the event of a change in control and certain agreements contain acceleration provisions for dismissal that is not for cause.

In November 2005, the FASB staff issued FASB Staff Position (“FSP”) No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R and is reported in the consolidated statements of cash flows. The Company has evaluated available transition methodologies to calculate its pool of excess tax benefits. As a result of this evaluation, the Company has elected to apply the traditional methodology of FAS 123R rather than the alternative methodology of the FSP.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows. The excess cash tax benefit classified as a financing cash inflow for the years ended December 31, 2008 and 2007 was $1.3 million and $3.6 million, respectively.

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

The fair value of all option grants is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the vesting period or requisite service period, if shorter. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the average of the historical volatility of a peer group of several similar entities, due to the limited trading history of the Company’s stock. Historically, the average expected life was based on the vesting period of the option. Option grants on or after January 1, 2006 will have expected lives adjusted for the expected exercise behavior of option recipients. The risk-free interest rate is based on U.S. Treasury constant maturities (nominal) with a term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical termination behavior, as well as an analysis of actual option forfeitures. The Company did not grant any stock options during 2008. The assumptions used in the Black-Scholes-Merton option pricing model for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Expected stock price volatility	30.2%	26.1-37.4%
Weighted average volatility	30.2%	31.9%
Risk-free interest rate	4.53-4.83%	4.54-5.17%
Expected life of options (years)	3.25	0.75-4.25
Expected annual dividend per share	None	None
Estimated annual forfeiture rate	5.0%	5.0%

Non-qualified Stock Options

The portion of the 2007 Plan and the 2004 LTIP applicable to employees is administered by the compensation committee of the board of directors of the Company, which also establishes the terms of the awards.

Non-qualified stock options granted under both the 2007 Plan and the 2004 LTIP vest over a three or four year period, which generally is the requisite service period, and expire seven to ten years from the date of grant. As of December 31, 2008, options to acquire a total of 1,268,879 shares of common stock have been granted to management under both plans. Non-qualified stock options may be granted at any price but, generally, are not granted with an exercise price less than the fair market value of the stock on the date of grant.

Included within the 2004 LTIP is a separate sub-plan (the “2004 Employee Plan”), which provides for awards of up to 495,303 shares of common stock to crew members in the form of non-qualified options or incentive stock options.

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

A summary of the Company’s options as of December 31, 2008 and changes during the year then ended is presented below:

			Weighted-Average
			Remaining	Aggregate Intrinsic
	Number of	Weighted-Average	Contractual Term	Value
	Options	Exercise Price	(In Years)	(In Thousands)

Outstanding at December 31, 2007	542,408	$34.15
Granted	—	—
Exercised	(135,285)	25.22
Forfeited	(16,499)	35.59

Outstanding at December 31, 2008	390,624	$37.18	5.4	$207

Expected to Vest at December 31, 2008	131,179	$51.22	6.5	$—

Exercisable at December 31, 2008	254,068	$29.63	4.7	$207

No options were granted in 2008. The weighted average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 was $14.42 and $17.85, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $4.3 million, $9.3 million and $9.3 million, respectively. The cash received from options exercised during the years ended December 31, 2008, 2007 and 2006 was $3.4 million, $6.7 million and $7.9 million, respectively.

As of December 31, 2008, there was $1.4 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over the remaining weighted average life of 1.3 years.

Restricted Share Awards

Restricted shares granted under the 2007 Plan and the 2004 LTIP vest and are being expensed over three, four or five year periods which generally are the requisite service periods, as applicable. Restricted share awards have been granted in both the form of shares and units. During the year ended December 31, 2006, the Company issued 33,323 restricted share awards to certain senior executives that only vest upon the Company’s average stock price trading above $62.50 for 20 consecutive trading days during a four year period. As of December 31, 2008, a total of 987,632 restricted shares have been granted under both plans. All shares were valued at their fair market value on the date of issuance. The compensation expense recognized for restricted share awards subsequent to adoption of SFAS No. 123R is net of estimated forfeitures. The effect of estimated forfeitures to unvested awards previously expensed prior to January 1, 2006 was immaterial. Unrecognized compensation cost as of December 31, 2008 is $7.4 million and will be recognized over the remaining weighted average life of 1.9 years.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s restricted shares as of December 31, 2008 and changes during the year then ended are presented below:

		Weighted-Average
		Grant-Date
Restricted Share Awards	Number of Shares	Fair Value

Unvested at December 31, 2007	114,998	$50.27
Granted	180,631	46.37
Vested	(33,005)	46.67
Forfeited	(9,300)	42.04

Unvested at December 31, 2008	253,324	$48.26

The total fair value, on vesting date, of shares vested during the years ended December 31, 2008, 2007 and 2006, was $1.6 million, $8.0 million and $8.6 million, respectively.

Performance Share Awards

Performance shares granted under the 2007 Plan are being expensed over three years which generally is the requisite service period. Awards shall become vested if, and only if, (1) the Company achieves certain specified performance levels compared to a peer group of companies during the period beginning on January 1 of the grant year and ending on December 31 three years later (the “Performance Period”), and (2) the employee remains continuously employed by the Company or its subsidiaries from the date of grant until the determination date which can be no later than April 30 following the Performance Period. Partial vesting may occur for certain terminations not for cause and for retirements. Performance share awards have been granted to senior executives in both the form of shares and units. All shares were valued at their fair market value on the date of issuance. The estimated compensation expense recognized for performance share awards is net of estimated forfeitures. The Company assesses the performance levels in the first quarter of each year for the prior year after each of certain peer companies has filed its financial statements. The Company reviews the results, adjusts the estimated performance level and records any change to compensation cost. As of December 31, 2008 a total of 251,360 performance shares have been granted. Unrecognized compensation cost as of December 31, 2008 is $5.1 million and will be recognized over the remaining weighted average life of 1.7 years.

A summary of the Company’s performance shares as of December 31, 2008 and changes during the year then ended are presented below:

		Weighted-Average
		Grant-Date
Performance Share Awards	Number of Shares	Fair Value

Unvested at December 31, 2007	135,276	$53.15
Granted	102,300	48.45
Vested	—	—
Forfeited	(10,075)	50.82

Unvested at December 31, 2008	227,501	$51.14

No performance shares vested during 2008.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Profit Sharing, Incentive and Retirement Plans

Profit Sharing and Incentive Plans

During 2005, the Company adopted a new incentive compensation program for management employees. The program provides for payments to eligible employees based upon AAWW’s financial performance and attainment of individual performance goals, among other things. In addition, the Company amended its profit sharing plan to allow employees who are members of a union, including both IBT represented crewmembers and the crewmembers employed by the branch office in Stansted, England, to receive payments from the plan based upon Atlas’ financial performance. For both plans, the Company has accrued $4.5 million and $22.1 million at December 31, 2008 and 2007, respectively, in Accrued liabilities in the consolidated balance sheets.

401(k) and 401(m) Plans

Participants in the Atlas retirement plan (the “Atlas Plan”) may contribute a portion of their annual compensation to the 401(k) plan on a pre-tax basis, subject to aggregate limits under the Code. In addition to 401(k) contributions, participants may contribute a portion of their eligible compensation to a 401(m) plan on an after-tax basis. The Company provides on behalf of participants in the Atlas Plan, who make elective compensation deferrals, a matching contribution subject to limitations. Employee contributions in the Atlas Plan are vested at all times and the Company’s matching contributions are subject to a three-year cliff vesting provision. The Company recognized compensation expense associated with the Atlas Plan matching contributions totaling $5.7 million, $5.1 million and $4.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In addition, the Company is responsible for a 401(k) plan for employees who are crewmembers of Polar (the “Polar Plan”). Participants in the Polar Plan may contribute a portion of their annual compensation to such 401(k) plan on a pre-tax basis, subject to aggregate limits under the Code. The Company provides on behalf of participants in the Polar Plan, who make elective compensation deferrals, a matching contribution subject to limitations. Employee contributions in the Polar Plan are vested at all times, and the Company’s matching contributions are subject to a five-year step vesting provision. Prior to the Commencement Date, the Company was responsible for matching contributions to the 401(k) plan for Polar non-crewmember employees. The Company provided on behalf of participants in the Polar Plan, who made elective compensation deferrals, a matching contribution subject to limitations. Employee contributions to the plan were vested at all times, and the Company’s matching contributions were subject to a five-year step vesting provision. The Company recognized compensation expense totaling $0.4 million, $1.0 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, in connection with its matching contribution to the Polar Plan and the non-crewmember employee plan. These amounts were included in Accrued liabilities in the consolidated balance sheets.

16.	Treasury Stock

The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

On October 9, 2008, the Company announced a stock repurchase program, which authorized the repurchase of up to $100 million of the Company’s common stock. Purchases may be made at the Company’s discretion from time to time on the open market, through negotiated transactions, block purchases or exchange or non-exchange transactions. As of December 31, 2008, the Company has repurchased 700,243 shares of its common stock for approximately $18.9 million, at an average cost of $26.99 per share under this program.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company repurchased 10,402 and 38,832 shares of common stock from management at an average price of $48.93 and $53.44 per share during the years ended December 31, 2008 and 2007, respectively, and held the shares as treasury shares. The proceeds were used to pay the individual tax liabilities of employees related to restricted shares that had previously vested.

17.	Earnings Per Share

Basic earnings per share (“EPS”) represent net income divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents net income divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for the years ended December 31, 2008, 2007 and 2006 were de minimis and were excluded.

The calculations of basic and diluted EPS for the periods described below are as follows:

	For the Years Ended December 31,
	2008	2007	2006

Numerator:
Net income	$63,696	$132,415	$59,781

Denominator:
Basic EPS weighted average shares outstanding	21,361	21,221	20,672
Effect of dilutive stock options and restricted stock	70	232	428

Diluted EPS weighted average shares outstanding	21,431	21,453	21,100

EPS:
Basic	$2.98	$6.24	$2.89

Diluted	$2.97	$6.17	$2.83

The calculation of diluted shares is calculated per SFAS No. 128, Earnings per Share, and reflects the potential dilution that could occur from stock options and restricted shares using the treasury stock method and does not include restricted shares and units in which performance or market conditions have not been satisfied (0.3 million and 0.2 million for the years ended December 31, 2008 and 2007, respectively).

18.	Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2008 and 2007 quarterly results:

	First	Second	Third	Fourth
2008*	Quarter	Quarter	Quarter	Quarter

Total Operating revenues	$373,021	$438,780	$460,658	$335,023

Operating income (loss)	(2,600)	13,552	20,245	(39,669)
Net income (loss)	$(5,331)	$1,530	$5,241	$62,256

EPS:
Basic	$(0.25)	$0.07	$0.24	$2.97

Diluted	$(0.25)	$0.07	$0.24	$2.97

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2007**	Quarter	Quarter	Quarter	Quarter

Total Operating revenues	$355,335	$372,627	$398,728	$448,415

Operating income	17,490	31,236	35,360	70,689
Net income	$6,197	$43,185	$32,352	$50,681

EPS:
Basic	$0.29	$2.04	$1.52	$2.37

Diluted	$0.29	$2.01	$1.51	$2.35

*	Included in the second quarter of 2008 is a gain of $2.7 million related to an insurance settlement on aircraft tail number N527MC (see Note 5). Included in the fourth quarter of 2008 is a Gain on the issuance of subsidiary stock of $153.6 million and a Special charge of $91.2 million related to the impairment of the 747-200 fleet.

**	Included in the second and fourth quarters of 2007 are gains of $1.0 million and $2.5 million, respectively, related to the sale of an engine and aircraft tail number N536MC (see Note 5).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“Principal Executive Officer”) and our Senior Vice President and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Discretionary Bonus for 2008

On February 20, 2009, the Board of Directors of the Company (the “Board”) affirmed the approval by the Board’s Compensation Committee (the “Committee”), which Committee approval was subject to Board approval, of the establishment of a discretionary bonus pool for distribution to a discrete group of management, including the named executive officers identified below.

No cash bonus payments will be made to any of the aforementioned persons under the Company’s Annual Incentive Plan (the “AIP”) in respect of fiscal year 2008 performance, as the Company’s financial performance metrics under the fiscal year 2008 AIP were not achieved.

The primary purpose of the discretionary bonus pool is to recognize participating employees for their efforts in the Company’s behalf in fiscal year 2008, when aviation fuel prices exhibited exceptional volatility, credit markets tightened and the economic slowdown began. Awards for named executive officers, as well as the overall discretionary pool, were approved by the Committee and the Board, while awards to a discrete group of successive management were based on individual performance results as determined by the Company’s senior management.

The following table sets forth the discretionary bonus amounts to be paid to the named executive officers of the Company, as determined and approved by the Committee and the Board of Directors:

Name	Discretionary Bonus

William J. Flynn	$208,000
John W. Dietrich	112,200
Jason Grant	70,000
Michael T. Steen	70,000
Adam R. Kokas	66,000

Adoption of 2009 Cash Bonus Program

On February 20, 2009, the Compensation Committee adopted the Atlas Air Worldwide Holdings 2009 Cash Bonus Program (the “Program”). The Company’s named executive officers, as well as officers at the level of staff vice president and above, participate in the Program. A bonus would be paid under the Program in 2012 only if the Company achieves over a three year period (2009-2011) preset financial metrics measured against a select group of companies. The financial metrics for the performance period are: (i) average growth in earnings before taxes (EBT), and (ii) ROIC, or return on invested capital (cumulative net income divided by average capital). Both metrics are measured against a select group of transportation-related companies and both are adjusted to exclude certain non-recurring items.

At the end of the performance period, a cash bonus may be earned based on a performance matrix ranging from (x) no vesting if the Company’s performance is in the bottom quartile of both EBT and ROIC metrics to (y) a maximum bonus of 200% of the target amount if performance on both metrics is in the top quartile. The target bonus amount would generally be achieved if the Company’s performance is in the 45th-55th percentile on both metrics.

The following table sets forth the target bonus amount for each of the named executive officers of the Company, as determined and approved by the Committee:

Name	Target Amount

William J. Flynn	$1,286,575
John W. Dietrich	558,325
Jason Grant	296,155
Michael T. Steen	296,155
Adam R. Kokas	296,155

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders scheduled to be held on May 22, 2009. Information concerning the executive officers is included in Part I, Item 4 of this Report. The Company has adopted a code of conduct that applies to all of our employees, along with a Code of Ethics applicable to our Chief Executive Officer, Senior Financial Officer and members of the board of directors (the “Code of Ethics”). The Code of Ethics is monitored by our Audit Committee, and includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties. A copy of the Code of Ethics is available on our website at www.atlasair.com.

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders scheduled to be held on May 22, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders scheduled to be held on May 22, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders scheduled to be held on May 22, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders scheduled to be held on May 22, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2009.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)

By:	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 25, 2009 on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

*Eugene I. Davis Eugene I. Davis	Chairman of the Board

/s/ William J. Flynn William J. Flynn	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jason Grant Jason Grant	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Spencer Schwartz Spencer Schwartz	Vice President and Controller (Principal Accounting Officer)

*Robert F. Agnew Robert F. Agnew	Director

*Timothy J. Bernlohr Timothy J. Bernlohr	Director

*Keith E. Butler Keith E. Butler	Director

*James S. Gilmore, III James S. Gilmore, III	Director

	Signature	Capacity

*Carol B. Hallett Carol B. Hallett		Director

*Frederick McCorkle Frederick McCorkle		Director

* By:	/s/ William J. Flynn William J. Flynn, as Attorney-in-fact for each of the persons indicated

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
	(In thousands)

For the Year ended December 31, 2008
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$3,481	$238	$648	$(2,092	)(a)	$2,275

Total	$3,481	$238	$648	$(2,092	)(a)	$2,275

For the Year ended December 31, 2007
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$1,811	$1,115	$(218)	$773	(a)	$3,481

Total	$1,811	$1,115	$(218)	$773	(a)	$3,481

For the Year ended December 31, 2006
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$4,898	$(91)	$(329)	$(2,667	)(a)	$1,811

Total	$4,898	$(91)	$(329)	$(2,667	)(a)	$1,811

(a)	Uncollectible accounts net of recoveries

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(6)	Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. §§ 1129(a) and(b) and Fed. R.Bankr. P. 3020 Confirming the Final Modified Second Amended Joint Plan of Reorganization of Atlas Air Worldwide Holdings, Inc. and Its Affiliated Debtors and Debtors-in-Possession.
2	.2(6)	Second Amended Disclosure Statement Under 11 U.S.C. 1125 In Support of the Debtors’ Second Amended Joint Chapter 11 Plan.
3	.1(5)	Certificate of Incorporation of the Company.
3	.2(15)	Amended and Restated By-Laws of Atlas Air Worldwide Holdings, Inc. as of June 27, 2006.
4	.1.1(1)	Form of 8.707% Atlas Air Pass Through Certificates, Series 2000-1A (included in Exhibit 4.21).
4	.1.2(1)	Form of 9.057% Atlas Air Pass Through Certificates, Series 2000-1B (included in Exhibit 4.22).
4	.1.3(1)	Form of 9.702% Atlas Air Pass Through Certificates, Series 2000-1C (included in Exhibit 4.23).
4	.1.4(3)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-1.
4	.1.5(3)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-2.
4	.1.6(3)	6.88% Atlas Air Pass Through Certificate 1999-1A-2, Certificate No. A-2-1.
4	.1.7(3)	7.63% Atlas Air Pass Through Certificate 1999-1B-1, Certificate No. B-1.
4	.1.8(3)	8.77% Atlas Air Pass Through Certificate 1999-1C-1, Certificate No. C-1.
4	.1.9(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-0.
4	.1.10(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-S.
4	.1.11(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-0.
4	.1.12(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-S.
4	.1.13(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-0.
4	.1.14(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-S.
4	.1.15(3)	Pass Through Trust Agreement, dated as of April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc..
4	.1.16(3)	Trust Supplement No. 1999-1A-1, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.17(3)	Trust Supplement No. 1999-1A-2, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.18(3)	Trust Supplement No. 1999-1B, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.19(3)	Trust Supplement No. 1999-1C, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.20(1)	Pass Through Trust Agreement, dated as of January 28, 2000, between Wilmington Trust Company, as Trustee and Atlas Air, Inc..
4	.1.21(1)	Trust Supplement No. 2000-1A, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.
4	.1.22(1)	Trust Supplement No. 2000-1B, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.
4	.1.23(1)	Trust Supplement No. 2000-1C, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000
4	.1.24(2)	Note Purchase Agreement, dated as of February 9, 1998, among the Company, Wilmington Trust Company and First Security Bank, National Association (“Note Purchase Agreement 1998”)

Exhibit
Number		Description

4	.1.25(1)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1998).
4	.1.26(1)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1998).
4	.1.27(1)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1998).
4	.1.28(3)	Note Purchase Agreement, dated as of April 13, 1999, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 1999”).
4	.1.29(3)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1999).
4	.1.30(3)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1999).
4	.1.31(3)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1999).
4	.1.32(1)	Note Purchase Agreement, dated as of January 28, 2000, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 2000”).
4	.1.33(1)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).
4	.1.34(1)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).
4	.1.35(1)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).
4	.1.36(3)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).
4	.1.37(3)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).
4	.1.38(3)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).
4	.1.39(13)	Leased Aircraft Restructure Agreement with regard to Aircraft N491MC, dated July 27, 2004, by and among Atlas Air, Inc., Wells Fargo Bank Northwest, National Association as Owner Trustee, Wilmington Trust Company as Mortgagee, Class A Trustee and Subordination Agent, and DAF Investments, Ltd. as Owner Participant, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
4	.1.40(12)	1998 Class A Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A Trustee.
4	.1.41(12)	Amendment to 1999 Class A-1 Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A-1 Trustee
4	.1.42(12)	Amendment to 2000 Class A Pass Through Trust Supplement between the Company and Wilmington Trust Company as Class A Trustee dated July 27, 2004.
4	.1.43(13)	Trust Indenture and Mortgage Supplement No. 3, dated July 27, 2004, by and between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), Owner Trustee, and Wilmington Trust Company, Mortgagee, pertaining to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

Exhibit
Number		Description

10	.1(4)	Agreement of Lease, dated November 9, 1999, between Texaco, Inc., Landlord, and the Company, Tenant, 2000 Westchester Avenue, White Plains, New York 10650.
10	.2(13)	Lease Agreement, dated July 29, 1998, between First Security Bank, National Association and Atlas Air, Inc. with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.2.1(13)	Amendment No. 1 to Lease Agreement dated as of July 27, 2004 between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.3(13)	Fifth Amended and Restated Credit Agreement dated as of July 27, 2004 among Atlas Air, Inc. as Borrower, certain Lenders and Deutsche Bank Trust Company Americas as Administrative Agent (“Aircraft Credit Facility”).
10	.3.1(14)	Third Amendment to the Fifth Amended and Restated Credit Agreement dated as of November 17, 2005 relating to the Aircraft Credit Facility.
10	.4(15)	Employment Agreement, dated April 21, 2006, between Atlas Air, Inc. and William J. Flynn.
10	.4.1	Amendment, dated as of December 31, 2008, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn, which is filed herewith as Exhibit 10.4.1.
10	.5(13)	Lease, dated July 16, 2002, between Tuolumne River Aircraft Finance, Inc. as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.5.1(13)	Amendment Agreement, dated August 1, 2003, between Tuolumne River Aircraft Finance, Inc., as Lessor and Atlas Air, Inc. as Lessee in respect of Lease dated July 16, 2002 with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.6(13)	Amendment Agreement, dated August 1, 2003, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.6.1(12)	Second Amendment Agreement, dated January 31, 2005, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.6.2(13)	Sublease, dated October 24, 2001, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act
10	.7(13)	Lease Agreement, dated July 24, 2002, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee with respect to Aircraft N454PA
10	.7.1(13)	Amendment Agreement, dated August 1, 2003, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement dated July 24, 2002 with respect to Aircraft N454PA.
10	.7.2(13)	Second Amendment Agreement, dated January 31, 2005, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement, dated July 24, 2002, with respect to Aircraft N454PA.
10	.8(16)	Purchase Agreement No. 3134, dated as of September 8, 2006, between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).
10	.9(13)	Engine Maintenance Contract, dated April 30, 2004, between the Company and MTU Maintenance Hannover GmbH, with regard to CF6 80C2 Engines in the 1998 EETC Transaction together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

Exhibit
Number		Description

10	.10(16)	Amended and Restated Employment Agreement, dated as September 19, 2006, between Atlas Air, Inc. and John W. Dietrich.
10	.10.1	Amendment, dated as of December 31, 2008, to the Amended and Restated Employment Agreement between Atlas Air, Inc. and John W. Dietrich, which is filed herewith as Exhibit 10.10.1.
10	.11(19)	Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives.
10	.12(13)	Contract, dated October 1, 2004, between HQ AMC/A34TM and the Company.
10	.13(19)	Amended and Restated Employment Agreement, dated as of March 21, 2007, between Atlas Air, Inc. and Ronald A. Lane.
10	.14(20)	Employment Agreement, dated as of March 27, 2008, between Ronald A. Lane and Atlas Air, Inc..
10	.15(21)	Atlas Air Worldwide Holdings, Inc. 2007 Incentive Plan (as amended).
10	.15.1	Atlas Air Worldwide Holdings, Inc. Long Term Cash Incentive Program, which is filed herewith as Exhibit 10.15.1.
10	.15.2(19)	Form of Restricted Stock Unit Agreement.
10	.15.3(19)	Form of Performance Share Unit Agreement. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).
10	.15.4	Amendment, dated as of December 31, 2008, to the form of Performance Share Unit Agreement, which is filed herewith as Exhibit 10.15.4.
10.16		Benefits Program for Executive Vice President and Senior Vice Presidents, Amended and Restated as of December 31, 2008, which is filed herewith as Exhibit 10.16.
10.17		Benefits Program for Vice Presidents, Amended and Restated as of December 31, 2008, which is filed herewith as Exhibit 10.17.
10.18		Board of Directors Compensation, which is filed herewith as Exhibit 10.18.
10	.19(19)	Atlas Air, Inc. Profit Sharing Plan.
10	.19.1	Amendment, dated as of December 31, 2008, to Atlas Air, Inc. Profit Sharing Plan, which is filed herewith as Exhibit 10.19.1.
10	.20(17)	Atlas Air Worldwide Holdings, Inc. Amended and Restated 2004 Long Term Incentive and Share Award Plan.
10	.20.1(7)	Form of Restricted Share Agreement — Directors Version — Amended and Restated 2004 Long Term Incentive and Share Award Plan.
10	.20.2(7)	Form of Restricted Share Agreement — Management Version — Amended and Restated 2004 Long Term Incentive and Share Award Plan.
10	.20.3(8)	Form of Stock Option Agreement — Employee Version — Amended and Restated 2004 Long Term Incentive and Share Award Plan.
10	.20.4(10)	Form of Restricted Share Agreement (Performance Shares) — Amended and Restated 2004 Long Term Incentive and Share Award Plan. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)
10	.21(11)	Form of Directors and Officers Indemnification Agreement.
10	.22(10)	Registration Rights Agreement, dated as of February 13, 2007, by and among the Company, HMC Atlas Air, L.L.C. and Harbinger Capital Partners Special Situations Fund, L.P..
10	.22.1(10)	Amendment to Registration Rights Agreement, dated as of March 12, 2007, by and among the Company, HMC Atlas Air, L.L.C. and Harbinger Capital Partners Special Situation Fund, L.P..
10	.23(10)	Amendment No. 1 to Stock Purchase Agreement/Amendment No. 1 to Transaction Guarantee Agreement, dated as of April 13, 2007, among Polar Air Cargo Worldwide, Inc., DHL Network Operations (USA), Inc. and Deutsche Post AG.
10	.24(17)	Stock Purchase Agreement with DHL.
10	.25(18)	Blocked Space Agreement, dated June 28, 2007, between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

Exhibit
Number		Description

10	.26(18)	Amendment No. 1, dated as of July 30, 2007, to Blocked Space Agreement between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc..
10	.27(18)	Flight Services Agreement, dated as of June 28, 2007, between Atlas Air, Inc. and Polar Air Cargo Worldwide, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).
10	.28(18)	Indemnity Agreement, dated as of June 28, 2007, among Atlas Air Worldwide Holdings, Inc., Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc..
10	.29(18)	Contribution Agreement, dated as of June 28, 2007, between Atlas Air Worldwide Holdings, Inc. and Polar Air Cargo Worldwide, Inc. . (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).
10	.30(22)	Facility Agreement, dated as of January 30, 2008, among Atlas Air, Inc. (as Borrower), Norddeutsche Landesbank Girozentrale (as original Lender and Facility Agent) and Bank of Utah (as Security Agent).
14	.1(9)	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board of Directors.
21.1		Subsidiaries List, which is filed herewith as Exhibit 21.1.
23.1		Consent of PricewaterhouseCoopers LLP, which is filed herewith as Exhibit 23.1.
23.2		Consent of Ernst & Young LLP, which is filed herewith as Exhibit 23.2.
24.1		Power of Attorney, which is filed herewith as Exhibit 24.1.
31.1		Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer.
31.2		Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer.
32.1		Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2		Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-4 (No. 333-36268).

(2)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1997.

(3)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-3 (No. 333-71833).

(4)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated February 16, 2001.

(6)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 26, 2004.

(7)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated December 28, 2004.

(8)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 28, 2005.

(9)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 23, 2005.

(10)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(11)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 14, 2005.

(12)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(13)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

(14)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 17, 2005.

(15)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(16)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(17)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(18)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(19)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(20)	) Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(21)	Incorporated by reference to the Exhibit 10 to the Company’s Current Report on Form 8-K dated May 21, 2008.

(22)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.