Form 10-Q
period 2009-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2009-05-05
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS: As of March 31, 2009, there were 21,079,643 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Atlas Air Worldwide Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$433,248	$397,385
Short-term investments	8,598	13,138
Accounts receivable, net of allowance of $2,009 and $2,275, respectively	56,836	67,160
Prepaid maintenance	39,364	47,558
Deferred taxes	14,331	29,308
Prepaid expenses and other current assets	22,245	20,015

Total current assets	574,622	574,564
Property and Equipment
Flight equipment	689,055	682,635
Ground equipment	24,259	22,411
Less: accumulated depreciation	(96,730)	(93,005)
Purchase deposits for flight equipment	335,350	338,356

Property and equipment, net	951,934	950,397
Other Assets
Deposits and other assets	35,158	38,745
Lease contracts and intangible assets, net	36,455	37,039

Total Assets	$1,598,169	$1,600,745

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$24,046	$16,263
Accrued liabilities	81,902	101,519
Current portion of long-term debt	35,753	36,243

Total current liabilities	141,701	154,025
Other Liabilities
Long-term debt	618,957	635,628
Deferred taxes	62,883	62,321
Other liabilities	67,627	67,032

Total other liabilities	749,467	764,981
Commitments and contingencies (Note 4)
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 21,966,081 and 21,932,720 shares issued, 21,079,643 and 21,061,841 shares outstanding (net of treasury stock), at March 31, 2009 and December 31, 2008, respectively	220	219
Additional paid-in-capital	357,412	355,185
Treasury stock, at cost; 886,438 and 870,879 shares, respectively	(26,239)	(26,009)
Accumulated other comprehensive income	(857)	(736)
Retained earnings	376,465	353,080

Total stockholders’ equity	707,001	681,739

Total Liabilities and Stockholders’ Equity	$1,598,169	$1,600,745

See accompanying notes to the unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Operating Revenues
ACMI	$115,051	$77,975
AMC charter	80,574	93,984
Commercial charter	25,027	28,494
Dry leasing	10,800	13,094
Scheduled service	—	159,474
Other	13,055	—

Total Operating Revenues	$244,507	$373,021

Operating Expenses
Salaries, wages and benefits	52,668	58,903
Aircraft fuel	42,148	144,491
Aircraft rent	37,764	39,458
Maintenance, materials and repairs	29,226	53,572
Depreciation	7,919	8,366
Landing fees and other rent	7,559	18,717
Travel	5,530	13,727
Ground handling and airport fees	2,317	18,526
Gain on disposal of aircraft	(957)	—
Other	16,654	23,297

Total Operating Expenses	200,828	379,057

Operating Income / (Loss)	43,679	(6,036)

Non-operating Expenses / (Income)
Interest income	(842)	(5,358)
Interest expense	11,667	11,383
Capitalized interest	(3,037)	(1,775)
Gain on early termination of debt	(2,713)	—
Other (income) expense, net	145	(468)

Total Non-operating Expenses	5,220	3,782

Income / (loss) before income taxes	38,459	(9,818)
Income tax expense (benefit)	15,074	(2,322)

Net Income / (Loss)	23,385	(7,496)
Less: Net loss attributable to the non-controlling interest	—	(2,165)

Net Income / (Loss) Attributable to Common Stockholders	$23,385	$(5,331)

Earnings (loss) per share:
Basic	$1.12	$(0.25)

Diluted	$1.12	$(0.25)

Weighted average shares:
Basic	20,877	21,424

Diluted	20,885	21,424

See accompanying notes to the unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash Flows from Operating Activities:
Net Income (Loss) Attributable to Common Stockholders	$23,385	$(5,331)
Net Loss attributable to the noncontrolling interest	—	(2,165)

Net Income (Loss)	23,385	(7,496)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,919	8,366
Amortization of debt discount	1,530	1,843
Amortization of operating lease discount	584	460
Amortization of debt issuance costs	73	—
Provision for (release of) allowance for doubtful accounts	(178)	142
Gain on early extinguishment of debt	(2,713)	—
Gain on disposal of aircraft	(957)	—
Deferred taxes	15,538	(2,677)
Stock-based compensation expense	2,760	1,730

Changes in Operating Assets and Liabilities
Accounts receivable	11,807	(1,716)
Prepaids and other current assets	6,206	2,250
Deposits and other assets	1,718	2,948
Accounts payable and accrued liabilities	(10,375)	9,348

Net cash provided by operating activities	57,297	15,198

Cash Flows from Investing Activities:
Capital expenditures	(12,755)	(48,471)
Redesignation of short-term investments to cash	4,540	—
Proceeds from sale of aircraft	3,525	—

Net cash used for investing activities	(4,690)	(48,471)

Cash Flows from Financing Activities:
Proceeds from loan	—	62,588
Proceeds from stock option exercises	13	1,195
Purchase of treasury stock	(230)	(104)
Excess tax benefits from share-based compensation expense	(545)	347
Proceeds from issuance of subsidiary stock	—	38,616
Payment of debt issuance costs	(4)
Payments on debt	(15,978)	(9,005)

Net cash provided by (used for) financing activities	(16,744)	93,637

Net increase in cash and cash equivalents	35,863	60,364

Cash and cash equivalents at the beginning of period	397,385	477,309

Cash and cash equivalents at the end of period	$433,248	$537,673

See accompanying notes to the unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands)
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common	Treasury	Paid-In	Comprehensive	Subscription	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income	Receivable	Earnings	Equity	Interest	Equity
Balance at December 31, 2007	$218	$(6,599)	$341,537	$1,750	$(77,065)	$289,384	$549,225	$13,477	$562,702
Net Loss	—	—	—	—	—	(5,331)	(5,331)	(2,165)	(7,496)
Other comprehensive income	—	—	—	146	—	—	146	—	146

Comprehensive loss	—	—	—	—	—	—	(5,185)	—	(7,350)
Stock option and restricted stock compensation	—	—	1,730	—	—	—	1,730	—	1,730
Purchase of 2,087 shares of treasury stock	—	(104)	—	—	—	—	(104)	—	(104)
Exercise of 46,907 employee stock options	—	—	1,195	—	—	—	1,195	—	1,195
Forfeiture of 2,875 shares of restricted stock	—	—	—	—	—	—	—	—	—
Receivable from issuance of subsidiary stock	—	—	—	—	38,027	—	38,027	—	38,027
Tax benefit on restricted stock and stock options	—	—	347	—	—	—	347	—	347

Balance at March 31, 2008	$218	$(6,703)	$344,809	$1,896	$(39,038)	$281,888	$585,235	$11,312	$596,547

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’
	Stock	Stock	Capital	Income	Earnings	Equity
Balance at December 31, 2008	$219	$(26,009)	$355,185	$(736)	$353,080	$681,739
Net Income Attributable to Common Stockholders	—	—	—	—	23,385	23,385
Other comprehensive loss	—	—	—	(121)	—	(121)

Comprehensive income	—	—	—	—	—	23,264
Stock option and restricted stock compensation	—	—	2,760	—	—	2,760
Purchase of 15,559 shares of treasury stock	—	(230)	—	—	—	(230)
Exercise of 806 employee stock options	—	—	13	—	—	13
Issuance of 37,455 shares of restricted stock	1	—	(1)	—	—	—
Forfeiture of 4,900 shares of restricted stock	—	—	—	—	—	—
Tax expense on restricted stock and stock options	—	—	(545)	—	—	(545)

Balance at March 31, 2009	$220	$(26,239)	$357,412	$(857)	$376,465	$707,001

See accompanying notes to the unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2009
1. Basis of Presentation
     Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) is a holding company with a principal operating subsidiary, Atlas Air, Inc. (“Atlas”), which is wholly owned. AAWW also has a 51% equity interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). On June 28, 2007, Polar issued shares representing a 49% equity interest and a 25% voting interest to DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG. Prior to that date, Polar was wholly owned by Holdings and was the parent company of Polar Air Cargo, Inc., the entity through which AAWW had principally conducted its airport-to-airport scheduled air cargo (“Scheduled Service”) business. Polar Air Cargo, Inc. was converted to a limited liability company in June 2007 (“Polar LLC”), and is now wholly owned by AAWW. Polar was a consolidated subsidiary until October 26, 2008. Since that date, the Company has accounted for Polar under the equity method (see Note 2). In 2008, AAWW formed Titan Aviation Leasing Limited (“Titan”), a wholly owned subsidiary based in Ireland, for the purpose of dry leasing aircraft and engines. Holdings, Atlas, Titan and Polar LLC are referred to collectively as the “Company”.
     The Company provides air cargo and related services throughout the world, serving Asia, the Middle East, Australia, Europe, South America, Africa and North America through: (i) contractual lease arrangements, including contracts through which the Company leases an aircraft to a customer and provides value-added services including, crew, maintenance and insurance (“ACMI”); (ii) military charter (“AMC Charter”); (iii) seasonal, commercial and ad-hoc charter services (“Commercial Charter”); and (iv) dry leasing or sub leasing of aircraft and engines (“Dry Leasing” or “Dry Lease”). Prior to October 27, 2008, the Company offered Scheduled Service. The Company operates only Boeing 747 freighter aircraft.
     The accompanying unaudited Consolidated Financial Statements (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements of quarterly reports on Form 10-Q, and consequently, exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008, included in the AAWW Annual Report on Form 10-K, which included additional disclosures and a summary of the Company’s significant accounting policies. In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, cash flows for the three months ended March 31, 2009 and 2008 and statements of shareholders’ equity as of and for the three months ended March 31, 2009 and 2008.
     The Company’s quarterly results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.
     Except for per share data, all dollar amounts are in thousands unless otherwise noted.
2. Summary of Significant Accounting Policies
Reclassifications
     Certain reclassifications have been made to the prior period’s consolidated financial statement amounts to conform to the current period’s presentation.
Short-Term Investments
     Short-term investments were primarily comprised of an investment in The Reserve Primary Fund (the “Primary Fund”), a money market fund. Lehman Brothers Holdings, Inc. (“Lehman Brothers”) filed for bankruptcy in September 2008, at which time such firm’s securities represented approximately 1.5% of the Primary Fund’s total holdings. As a result, the net asset value of the Primary Fund fell below $1.00 per share. Distributions are expected to continue as the Primary Fund’s assets mature or are sold. The Company expects to receive its recoverable holdings in the Primary Fund within the next twelve months.

     The Company invested $101.1 million in the Primary Fund and recorded an initial $1.5 million reserve to recognize the Company’s pro rata share of the estimated loss in this investment. During the first quarter of 2009, the Primary Fund reported that it would withhold an additional $3.5 billion of funds to settle estimated losses and legal fees. Through April 17, 2009, the Company has recovered $91.0 million of its investment. The remaining $8.6 million is included in Short-term investments in the consolidated balance sheets as of March 31, 2009.
Investments
     Global Supply Systems
     The Company holds a minority interest (49%) in a private company, Global Supply Systems (“GSS”), which is accounted for under the equity method (see Note 8). The March 31, 2009 and December 31, 2008 aggregate carrying values of the investment were $3.0 million and $3.7 million, respectively, and were included within Deposits and other assets on the consolidated balance sheets.
     Atlas has dry leased three owned aircraft to this company, all with terms that mature in the third quarter of 2009. The carrying value of these leased aircraft as of March 31, 2009, and December 31, 2008, was $162.8 million and $163.8 million, respectively. The related accumulated depreciation as of March 31, 2009 and December 31, 2008 was $21.9 million and $20.9 million, respectively. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. At March 31, 2009 and December 31, 2008, the Company had net receivables arising from activity with this entity of $1.3 million and $1.1 million, respectively, which were included in Accounts receivable in the consolidated balance sheets. Total operating revenue for these aircraft was $10.8 million for the three months ended March 31, 2009 and 2008, which is included in Dry Leasing in the consolidated statements of operations.
     Polar
     The Company holds a 51% equity interest in Polar, representing a 75% voting interest. The Company has deconsolidated Polar and accounts for its investment in Polar under the equity method of accounting since October 27, 2008. Polar provides air cargo capacity to its customers, including DHL through a 20-year blocked-space agreement, which began on October 27, 2008, (“the Commencement Date”). The March 31, 2009 and December 31, 2008 aggregate carrying values of the Polar investment were $4.8 million and $5.0 million, respectively, and were included within Deposits and other assets on the consolidated balance sheets.
     Polar currently operates six 747-400 freighter aircraft, which are being subleased from Atlas or an affiliate. Atlas and Polar have entered into various agreements under which Atlas provides Polar with crew, maintenance and insurance. Collectively, these agreements and the subleases are referred to as “Express Network ACMI”. Atlas also provides Polar certain administrative services under a shared services agreement. In addition, Polar provides sales and ground support services to Atlas under a general sales and services agreement.
     In March 2008, Atlas entered into an ACMI agreement and related agreements with Polar for two additional Boeing 747-400 aircraft, beginning on March 21, 2008. On October 22, 2008, DHL notified the Company that it would exercise its contractual right to terminate the ACMI and related agreements covering these two 747-400 aircraft, effective March 28, 2009. Under the terms of the agreements covering these two 747-400 aircraft, DHL was able to terminate the use of these aircraft in March 2009 upon providing six months advanced notice and making two installment payments of an early termination penalty of $5.0 million for each aircraft. The Company received the final payment in March 2009 and recorded a $10.0 million termination penalty as Other revenue in the consolidated statements of operations for the quarter ended March 31, 2009.
     Total revenue from Express Network ACMI and the two supplemental ACMI agreements with Polar was $54.9 million for the three months ended March 31, 2009, which was included in ACMI revenue in the consolidated statements of operations. Polar accounted for 47.7% of the Company’s ACMI revenues for the three months ended March 31, 2009. Total revenue from the shared services agreement was $2.9 million and $3.3 million for the three months ended March 31, 2009 and 2008, respectively, which is included in Other revenue in the consolidated statements of operations. At March 31, 2009 and December 31, 2008, the Company had receivables from Polar of $2.4 million and $6.7 million, respectively, which were included in Accounts receivable in the consolidated balance sheets. At March 31, 2009 and December 31, 2008, the Company had Accounts payable to Polar of $2.2 million and $3.0 million, respectively, which were included in Accounts payable in the consolidated balance sheets. The Company incurred expense under the general sales and service agreement of $0.1 million and $2.2 million for the three months ended March 31, 2009 and 2008, respectively, which is included in Ground handling and airport fees in the consolidated statements of operations.

Escrow Deposits and Letters of Credit
     At March 31, 2009 and December 31, 2008, the Company had $4.7 million and $4.5 million, respectively, for certain deposits required in the normal course of business for items including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits, insurance and cash pledged under standby letters of credit related to collateral. These amounts are included in Deposits and other assets in the consolidated balance sheets.
Concentration of Credit Risk and Significant Customers
     Polar accounted for 47.7% of the Company’s ACMI revenue and 23.6% of the Company’s total revenues for the three months ended March 31, 2009. United States Military Airlift Mobility Command (“AMC”) charters accounted for 33.0% and 25.2% of the Company’s total revenues for the three months ended March 31, 2009 and 2008, respectively. Accounts receivable from AMC were $15.2 million and $21.0 million at March 31, 2009 and December 31, 2008, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 10.4% and 8.6% of the Company’s total revenues for the three months ended March 31, 2009 and 2008, respectively. Emirates accounted for 22.0% and 41.3% of the Company’s ACMI revenues for the three months ended March 31, 2009 and 2008, respectively. Accounts receivable from Emirates were $11.2 million and $9.2 million at March 31, 2009 and December 31, 2008, respectively. No other customer accounted for 10% or more of the Company’s total operating revenues or accounts receivable during these periods.
Property and equipment, net
     Included in purchase deposits for flight equipment was capitalized interest of $19.4 million and $16.4 million at March 31, 2009 and December 31, 2008, respectively.
Debt
     On March 26, 2009, the Company prepaid two term loans related to aircraft in the amount of $8.0 million at a discount. As a result of the prepayment of the term loans, the Company recorded a gain on early extinguishment of debt of $2.7 million, which was included in Non-operating expenses in the consolidated statements of operations.
     At March 31, 2009 and December 31, 2008, the Company had $66.7 million and $68.2 million, respectively, of unamortized discount related to fair market value adjustments recorded against debt upon application of fresh-start accounting.
Recent Accounting Pronouncements
     On January 1, 2009, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions, and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial condition, results of operations or cash flows. The Company reclassified the consolidated statements of operations for 2008 to conform to the presentation required under SFAS No. 160. There was no effect on the consolidated balance sheets as the Company’s non-controlling interest in Polar was eliminated prior to December 31, 2008.
     On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses the business combination. This statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. See Note 7 for further discussion of the income tax effects of SFAS No. 141R on the Company’s consolidated financial position and results of operations.
     On January 1, 2009, the Company adopted FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). This FSP clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The implementation of EITF 03-6-1 did not have a material impact on the Company’s financial position or results of operations.
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2/124-2”). FSP SFAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP SFAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP SFAS 115-2/124-2 in the second quarter of 2009 will not have a material effect on the Company’s financial condition or results of operations.
     In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP SFAS 157-4”). Under FSP SFAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. FSP SFAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP SFAS 157-4 in the second quarter of 2009 will not have a material effect on the Company’s financial condition or results of operations.
     In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP SFAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 in the second quarter of 2009 will not have a material effect on the Company’s financial condition or results of operations.
3. Segment Reporting
     The Company uses an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct ownership costs and currently has the following reportable segments: ACMI, AMC Charter, Commercial Charter and Dry Leasing. Since October 27, 2008, the Company no longer has a Scheduled Service segment as a result of the deconsolidation of Polar. Each segment has different operating and economic characteristics, which are separately reviewed from time to time by the Company’s senior management.
     The ACMI segment provides aircraft, crew, maintenance and insurance services, whereby customers receive the use of an insured and maintained aircraft and crew in exchange for, in most cases, a guaranteed monthly level of operation at a predetermined rate for a defined period of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel. The Direct Contribution from Express Network ACMI flying is reflected as ACMI.
     The AMC Charter segment provides full-planeload charter flights to the U.S. Military through the AMC. In addition, we also earn commissions on subcontracting certain flying of oversize cargo, or in connection with flying into areas of military conflict that we cannot perform ourselves. The AMC Charter business is similar to the Commercial Charter business in that the Company is responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel consumed during AMC flights is fixed by the U.S. Military. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. The Company receives reimbursement from the AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed price. Alternatively, if the price of fuel paid by the Company is less than the fixed price, then the Company pays the difference to the AMC each month.
     The Commercial Charter segment provides full-planeload airfreight capacity on one or multiple flights to freight forwarders, airlines and other air cargo customers. Charters are typically paid in advance, and the Company bears the direct operating costs (except as otherwise defined in the charter contracts). After the Commencement Date, Atlas now also provides limited airport-to-airport cargo services to a few select markets, including Viracopos Airport near Sao Paulo, Brazil. Revenues derived from these limited departures are included within the Commercial Charter segment’s results
     The Dry Leasing segment provides for the leasing of aircraft and engines to customers.
     Other represents revenue for other services that are not allocated to any segment, which includes management and administrative support services and the termination fee from DHL.
     Unallocated income and expenses include corporate overhead, non-aircraft depreciation, interest income, foreign exchange gains and losses, other revenue and other non-operating costs.
     The following table sets forth revenues and Direct Contribution for the Company’s reportable business segments reconciled to Operating income (loss) and Income (loss) before income taxes:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Operating Revenues:
ACMI	$115,051	$77,975
AMC Charter	80,574	93,984
Commercial Charter	25,027	28,494
Dry Leasing	10,800	13,094
Scheduled Service	—	159,474
Other	13,055	—

Total Operating Revenues	$244,507	$373,021

Direct Contribution:
ACMI	$27,321	$5,700
AMC Charter	19,694	23,332
Commercial Charter	2,487	(2,453)
Dry Leasing	2,467	4,396
Scheduled Service	—	(12,577)

Total Direct Contribution for Reportable Segments	51,969	18,398

Add back (subtract):
Unallocated income and expenses	(17,180)	(28,216)
Gain on early extinguishment of debt	2,713	—
Gain on sale of aircraft	957	—

Income / (Loss) before Income Taxes	38,459	(9,818)

Add back (subtract):
Interest income	(842)	(5,358)
Interest expense	11,667	11,383
Capitalized interest	(3,037)	(1,775)
Gain on early extinguishment of debt	(2,713)	—
Other, net	145	(468)

Operating Income / (Loss)	$43,679	$(6,036)

4. Commitments and Contingencies
     In September 2006, Atlas and Boeing entered into a purchase agreement (the “Boeing Agreement”) providing for the purchase by Atlas of 12 747-8F freighter aircraft. The Boeing Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 deliveries originally contractually scheduled by the end of 2011. In addition, the Boeing Agreement provides Atlas with rights to purchase up to an additional 14 747-8F aircraft, of which one is being held under option. In November 2008, Boeing announced a delay in the delivery of their first 747-8F aircraft from late 2009 to the third quarter of 2010 and notified Atlas that all 12 of its scheduled deliveries will be delayed, although revised delivery dates are being discussed with Boeing.

Committed expenditures under the Boeing Agreement, including agreements for spare engines and related flight equipment as well as estimated amounts for contractual price escalations, advance payments and required option payments, will be $48.0 million for the remainder of 2009, $923.9 million in 2010, $739.9 million in 2011 and $125.8 million in 2012.
5. Labor and Legal Proceedings
Labor
     The Air Line Pilots Association (“ALPA”) previously represented all of the U.S.-based crewmembers of Atlas and Polar. On December 19, 2008, by vote of both the Atlas and Polar crewmembers, the International Brotherhood of Teamsters (“IBT”) was chosen to replace ALPA as the representative of the crewmembers of both Atlas and Polar. The change in the certified representative of the crewmembers did not affect the terms of existing collective bargaining agreements. Additionally, Atlas employs 43 crewmembers through a branch office in Stansted, England, who are not represented by a union. Collectively, these employees represent approximately 55.1% of the Company’s workforce as of March 31, 2009. The Company is subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of its employees.
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
     On May 23, 2008, ALPA presented the integrated seniority lists to the Company and directed the Atlas and Polar Master Executive Councils to begin the required negotiations for a SCBA. In accordance with the provisions of both the Atlas and Polar contracts, if any open contract issues remain after nine months of bargaining from the date ALPA tendered the integrated seniority lists to the Company, those issues are to be resolved by final and binding interest arbitration. This period of bargaining has been extended by mutual agreement of the parties for a period of six months. Currently, the Company anticipates the SCBA direct negotiations and any required interest arbitration to be completed by the latter part of 2009, at which time the SCBA and integrated seniority lists will be implemented.
     ALPA filed a grievance with Polar contending the Company violated the Polar collective bargaining agreement by (i) allegedly furloughing 35 flight engineers and discontinuing pay protection for those downgraded as a direct result of Atlas crewmembers performing flying that ALPA alleged was performed customarily by Polar crewmembers, and (ii) by allegedly furloughing the flight engineers out of seniority order. After hearing the facts, the arbitrator issued a decision in the Company’s favor on the first issue. On the second issue, the arbitrator held that Polar flight engineers were improperly furloughed in violation of the Polar-ALPA collective bargaining agreement. As a result, the arbitrator ordered the Company to reinstate the flight engineers to the active seniority list and discuss with the union the subject of any additional remedy for damages. The Company has reinstated the flight engineers to the active seniority list and is engaged in discussions with the IBT on any additional remedies, if any.
     On February 3, 2009, the IBT was certified as the collective bargaining representative of the dispatchers employed by Atlas and Polar. The Company and the IBT will begin negotiations for a first collective bargaining agreement with respect to the dispatchers. Other than the flight deck crewmembers and dispatchers, none of the other Atlas or Polar employees are represented by a union.
Legal Proceedings
     Except for the updated items below, information with respect to legal proceedings appears in the 2008 AAWW Annual Report on Form 10-K.
Department of Justice Investigation and Related Litigation
     On February 14, 2006, the Antitrust Division of the United States Department of Justice (the “Antitrust Division”) initiated a criminal investigation into the pricing practices of a number of cargo carriers (the “DOJ Investigation”), including, Polar LLC. The Antitrust Division is investigating whether during any part of January 2000 to February 2006 cargo carriers manipulated the market price for air cargo services sold in the U.S. and abroad, through the use of fuel surcharges, in violation of the U.S. federal antitrust laws. Polar LLC’s counsel has been periodically meeting with the Antitrust Division staff and has been fully cooperating with the staff in its investigation. On April 28, 2009, Polar received a letter from the Antitrust Division staff informing it that it is a target of a grand jury investigation in the Northern District of Georgia in connection with the above referenced matters. This means that the Antitrust Division may ask the grand jury to indict Polar at some future time. While the letter was addressed to Polar, we believe it was intended for Polar LLC, as Polar was not an operating company during any of the periods subject to the investigation. In the event that Polar LLC is indicted, Polar LLC intends to defend itself vigorously. If Polar LLC is unable to resolve this matter or is formally charged by the Antitrust Division as a result of this investigation, or if the Company were to incur an unfavorable outcome in connection with one or more of the related investigations or the litigation described below, it could have a material adverse effect on the Company’s business, results of operations and financial condition.
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
     The Company, Polar LLC and a number of other cargo carriers have also been named as defendants in civil class action suits in the provinces of Ontario and Quebec, Canada, that are substantially similar to the class action suits in the United States.
Korean Fair Trade Commission Inquiry
     On August 26, 2008, both Polar and Polar LLC received a written inquiry from the Korean Fair Trade Commission (the “KFTC”) seeking data and other information in support of a broad investigation it is conducting into possible anti-competitive behavior relating to international air freight transportation services for which Korea is either the freight origin or destination. On October 24, 2008, the Company submitted materials in response to the initial KFTC request. On February 13, 2009, both Polar and Polar LLC received a second request for additional information relevant to the KFTC’s inquiry. The Company submitted a response to that request on March 13, 2009. The Company is preparing a response to a third request for additional information that was received in late April 2009.
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
Brazilian Customs Claim
     Polar LLC was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Polar LLC Scheduled

Service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The current claims seek unpaid customs duties, taxes, penalties and interest from the date of the alleged infraction in the amounts of approximately $8.5 million and $4.7 million, respectively, based on year-end exchange rates.
     The Company has presented defenses in each case to the customs authority in Campinas, Brazil. The customs authority has not yet ruled on the Company’s defense to the $4.7 million claim, and it denied the Company’s defense to the other claim at the first level of the administrative process. The Company appealed the administrative decision to the Council of Contributors, which met on November 6, 2007 to decide the appeal and hear further argument presented by the Company’s local counsel. At the hearing, the Company presented additional defenses which resulted in the Council of Contributors requesting the customs authority to provide additional evidence in support of its claim. The Council of Contributors recently dismissed a portion of the claim having a value of approximately $0.9 million and the remainder of the claim remains pending. If the appeal is denied by the Council of Contributors, the Company intends to pursue further appeals in the Brazilian federal court.
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
6. Earnings Per Share
     Basic earnings per share (“EPS”) represent net income (loss) divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income (loss) divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for the three months ended March 31, 2009 and 2008, were 0.4 million and 0.1 million, respectively, and were excluded.
     The calculation of basic and diluted EPS for the three months ended March 31 were as follows:

	2009	2008
Numerator:
Net Income / (Loss) Attributable to Common Stockholders	$23,385	$(5,331)

Denominator:
Basic EPS weighted average shares outstanding	20,877	21,424
Effect of dilutive stock options and restricted stock	8	—

Diluted EPS weighted average shares outstanding	20,885	21,424

EPS:
Basic	$1.12	$(0.25)

Diluted	$1.12	$(0.25)

     The calculation of diluted shares is calculated per SFAS No. 128, Earnings per Share, and reflects the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include 0.3 million restricted shares and units in which performance or market conditions were not satisfied for both the three months ended March 31, 2009 and 2008.
7. Taxes
     The Company’s effective income tax rates consist of an expense of 39.2% and a benefit of 23.7% for the first quarter of 2009 and 2008, respectively. The effective rate differs from the statutory rate primarily due to losses incurred by

Titan in 2009 and by Polar in 2008, as well as the non-deductibility of certain items for tax purposes and the relationship of these items to the Company’s projected operating results for the year. The Company did not record income tax benefits related to the losses of Titan and Polar because they had no prior period income to apply against these losses, and, therefore, the losses may only offset future income. During 2009, Polar was not part of the Company’s consolidated financial statements.
     In early 2009, the Company and the Internal Revenue Service (“IRS”) resolved a U.S. federal income tax examination for 2005 and 2006. The IRS accepted the Company’s income tax returns as filed, along with adjustments to the returns that were requested by the Company. For U.S. federal income tax purposes, the 2007 and 2008 income tax returns may be subject to examination. No federal or state income tax examinations are in process.
     The Company is subject to SFAS No. 141R, effective in the first quarter of 2009. As a result, any reduction of income tax contingencies or valuation allowance related to periods before the Company’s emergence from bankruptcy in July 2004 will be applied to income tax expense. The Company maintains approximately $30 million of income tax contingences to offset certain deferred tax assets related to periods before the Company’s emergence from bankruptcy. In addition, the Company maintains approximately $50 million of valuation allowance against certain pre-emergence deferred tax assets. Based on the application of the revised standard, any reduction of the pre-emergence income tax contingencies or valuation allowance in 2009 or later years will reduce income tax expense.
8. Subsequent Event
     On April 8, 2009, certain members of management of GSS, through an employee-benefit trust, purchased shares of GSS from a former stockholder. These shares, which were not owned by the Company, represent a 51% controlling interest in GSS. Based on changes to the various agreements surrounding the transaction, the Company reviewed its investment in GSS and determined that a reconsideration event had occurred under FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46(R)”). Upon application of FIN 46(R), the Company determined that GSS is a variable interest entity and that the Company would be the primary beneficiary of GSS for U.S. financial reporting purposes. As a result of that determination, GSS became a consolidated subsidiary of AAWW upon the closing of the transaction.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our unaudited Financial Statements and notes thereto appearing in this report and our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K.
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

A Checks	Low-level maintenance checks performed on aircraft at an interval of approximately 650 to 750 flight hours.

ATM	Available ton miles, which represent the maximum available tons (capacity) per actual miles flown. It is calculated by multiplying the available capacity (tonnage) of the aircraft by the miles flown by the aircraft.

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

C Checks	High-level or “heavy” airframe maintenance checks, which are more intensive in scope than A Checks and are generally performed on 18-month intervals.

D Checks	High-level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed on an interval of nine years or 25,000 flight hours, whichever occurs sooner for 747-200s, and six years for 747-400s.

Direct Contribution	Consists of income (loss) before taxes, excluding post-emergence costs and related professional fees, aircraft retirement costs, gains on the sale of aircraft and issuance of shares, and unallocated income and expenses.

Revenue per Block Hour	Calculated by dividing operating revenues by Block Hours.
Business Strategy
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
     Global air freight demand is highly correlated with global gross domestic product and the slowdown in global economic activity in 2008 resulted in an unprecedented decline in air freight volumes in the second half of 2008, which continued into the first quarter of 2009. We believe that our business model, which focuses on deployment of modern and efficient 747-400 assets in long-term ACMI contracts and older 747-200 assets in the AMC and Commercial Charter markets, positions us well to meet the challenges of the market environment.
     We believe that our existing fleet of 22 modern, high-efficiency 747-400 aircraft represents the most efficient freighter assets in the marketplace. Our primary placement for these aircraft will continue to be long-term ACMI outsourcing contracts with high-credit-quality customers. We will opportunistically displace further 747-200 AMC and Commercial Charter flying to the extent that additional ACMI contract opportunities arise in this difficult market environment. Our growth plans are focused on the further enhancement of our ACMI market position with our order of 12 new, state-of-the-art 747-8F aircraft, scheduled to be delivered at the earliest in late 2010 continuing through early 2012. We are currently the only provider offering these aircraft to the ACMI leasing market. In addition to our firm order, we also hold rights to purchase up to an additional 14 747-8F aircraft, providing us with flexibility to further expand our fleet in response to market conditions.
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
     Our primary service offerings are:
     Freighter aircraft leasing services, which encompass the following:
•	ACMI, whereby we provide outsourced operating solutions including the provision of crew, maintenance and insurance for the aircraft, while customers assume fuel, demand and yield risk. ACMI contracts typically range from three to six years for 747-400s and shorter periods for 747-200s. Included in ACMI is the provision of Express Network ACMI, whereby we provide dedicated 747-400 aircraft to Polar that service the requirements of DHL’s global express operations and other Polar customers;

•	Dry Leasing, whereby we provide aircraft and engine leasing solutions to third parties for one or more dedicated aircraft for one-to five-year periods. We provide Dry Leasing services to GSS, a private company in which we own a 49% interest and accounted for under the equity method as of March 31, 2009. See Note 8 to our Financial Statements for a discussion of a change in the accounting for GSS. We also offer Dry Leasing services to third-party customers through both Atlas and our leasing subsidiary, Titan.
     Charter services, which encompass the following:
•	AMC Charter services, whereby we provide air cargo services for the AMC;

•	Commercial Charter, whereby we provide all-inclusive cargo aircraft charters to brokers, freight forwarders, direct shippers and airlines. In addition, following the Commencement Date, the Commercial Charter business segment provides airport-to-airport air cargo services to freight forwarders and other shipping customers in limited markets.
     We look to achieve our strategy through:
•	Delivering superior service quality to our valued customers;

•	Actively managing our fleet with a focus on leading-edge aircraft;

•	Focusing on securing long-term contracts;

•	Driving significant ongoing efficiencies and productivity improvements;

•	Selectively pursuing and evaluating future aircraft acquisitions and alliances; and,

•	Building our brand and increasing market share.
See “Business Overview” and “Business Strategy” in our 2008 Annual Report on Form 10-K for additional information.
Results of Operations
Three Months Ended March 31, 2009 and 2008

Financial Overview
     Our Results of Operations for the first quarter of 2009 have been impacted by several important factors that affect comparisons to 2008. First, we deconsolidated Polar as of the Commencement Date. Our 2008 Operating Statistics, Operating Revenue and Operating Expenses reflect the consolidation of Polar and its Scheduled Service business, while our 2009 results do not.
     Prior to the Commencement Date, Polar provided scheduled air cargo services to freight forwarders and agents. Polar operated airport-to-airport routes on a specific schedule, and customers paid to have their freight carried on that route and schedule. Subsequent to the Commencement Date, we no longer provide Scheduled Service and the revenue related to the aircraft supporting Polar is now reflected in ACMI.
     Second, we recognized a $10.0 million fee for the effective early termination of a contract for two aircraft operated in Express Network ACMI, which were incremental to the core six aircraft provided to DHL. These two aircraft were returned in February 2009 and were successfully redeployed into the AMC and Commercial Charter segments. In addition, a third aircraft was returned in March 2009 from another ACMI customer at the end of its agreement and has also been redeployed into the AMC and Commercial Charter segments. All three aircraft are currently being marketed.
     Third, general worldwide economic conditions experienced a downturn due to the sequential effects of the sub-prime lending crisis, general credit, recession, market declines, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions resulted in reduced demand for products being shipped by air for our ACMI and Commercial Charter customers, causing many of them to fly below their minimum contractual Block Hours during the first quarter of 2009.
     Fourth, while AMC demand for the first quarter of 2009 was relatively flat compared to the first quarter of 2008, it had been trending downward during the second half of 2008. However, during the first quarter of 2009, AMC demand rebounded, due to increased requirements to support the U.S. military, leading to an increase in AMC Block Hours of approximately 14.0% compared with the fourth quarter of 2008.
     Lastly, we prepaid two term loans at a discount during the quarter and recognized a $2.7 million gain on early extinguishment of debt.
Operating Statistics
     As noted above, our 2009 Operating Statistics were impacted by the deconsolidation of Polar following the Commencement Date. All Express Network ACMI Block Hours for the aircraft flown by Polar subsequent to the Commencement Date are reflected as ACMI Block Hours, and there was no Scheduled Service activity during 2009. Prior to the Commencement Date in 2008, all Express Network ACMI Block Hours were reflected as Scheduled Service. The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.
     The table below sets forth selected Operating Statistics for the three months ended March 31:

			Increase /	Percent
	2009	2008	(Decrease)	Change
Block Hours
ACMI	16,661	13,061	3,600	27.6%
AMC Charter	4,396	4,573	(177)	(3.9)%
Commercial Charter	1,804	1,742	62	3.6%
Scheduled Service	—	9,757	(9,757)	(100.0)%
Other	47	210	(163)	(77.6)%

Total Block Hours	22,908	29,343	(6,435)	(21.9)%

Revenue Per Block Hour
ACMI	$6,905	$5,970	$935	15.7%
AMC Charter	18,329	20,552	(2,223)	(10.8)%
Commercial Charter	13,873	16,357	(2,484)	(15.2)%

			Increase /	Percent
	2009	2008	(Decrease)	Change
Fuel
AMC
Average fuel cost per gallon	$2.40	$2.55	$(0.15)	(5.9)%
Fuel gallons consumed (000s)	13,770	14,617	(847)	(5.8)%
Commercial Charter and Scheduled Service
Average fuel cost per gallon	$1.51	$2.85	$(1.34)	(47.0)%
Fuel gallons consumed (000s)	6,022	37,666	(31,644)	(84.0)%

Fleet (average during the period)
Aircraft count	26.9	30.7	(3.8)	(12.4)%
Dry leased*	3.0	5.5	(2.5)	(45.5)%
Out-of-service*	1.8	.8	1.0	125.0%

*	Dry Leased and out-of-service aircraft are not included in the operating fleet average aircraft count.
Operating Revenues
     Our 2009 Operating Revenues reflect the deconsolidation of Polar following the Commencement Date. As noted above, we did not have any Scheduled Service revenue during 2009. The following table compares our Operating Revenues for the three months ended March 31:

			Increase /	Percent
	2009	2008	(Decrease)	Change
Operating Revenues
ACMI	$115,051	$77,975	$37,076	47.5%
AMC Charter	80,574	93,984	(13,410)	(14.3)%
Commercial Charter	25,027	28,494	(3,467)	(12.2)%
Dry Leasing	10,800	13,094	(2,294)	(17.5)%
Scheduled Service	—	159,474	(159,474)	(100.0)%
Other	13,055	—	13,055	—

Total Operating Revenues	$244,507	$373,021	$(128,514)	(34.5)%

     ACMI revenue increased $37.1 million, or 47.5%, primarily due to Express Network ACMI flying in the first quarter of 2009 (which began October 27, 2008) and an increase in the rate per Block Hour compared with the first quarter of 2009. ACMI Block Hours were 16,661 in the first quarter of 2009, compared with 13,061 in the first quarter of 2008, an increase of 3,600 Block Hours, or 27.6%. The increase in Block Hours was driven by the additional aircraft supporting Express Network ACMI flying, which increased by eight aircraft on the Commencement Date and extended through the first quarter of 2009, partially offset by a reduction in Block Hours for ACMI customers that flew below contractual minimums. In 2009, there was an average of 16.2 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI compared with an average of 10.2 747-400 aircraft and 2.1 747-200 aircraft for the comparable period in 2008. Revenue per Block Hour was $6,905 for the first quarter of 2009, compared with $5,970 for the first quarter of 2008, an increase of $935 per Block Hour, or 15.7%. The increase in Revenue per Block Hour was primarily driven by an increase in ACMI customers that flew below contractual Block Hours and were billed for these hours at a lower unflown Block Hour rate.
     AMC Charter revenue decreased $13.4 million, or 14.3%, due to a lower fuel component for the AMC mileage rate and a slight reduction in flying. AMC Charter Block Hours were 4,396 in the first quarter of 2009 compared with 4,573 in first quarter of 2008, a decrease of 177 Block Hours, or 3.9%. Beginning January 1, 2009, the AMC reduced the “pegged” fuel price to $2.40 per gallon for the first quarter of 2009 compared with an average pegged fuel price of $2.55 for the first quarter of 2008. In addition, we experienced a reduction in the number of higher-yielding one-way AMC missions during the first quarter of 2009 compared with 2008. These factors contributed to the reduction in AMC Revenue per Block Hour from $20,552 for the first quarter of 2008 to $18,329 for the first quarter of 2009, a decrease of $2,223 or 10.8%.
     Commercial Charter revenue decreased $3.5 million, or 12.2%, due to a decrease in Revenue per Block Hour, which was partially offset by an increase in Block Hours flown. Revenue per Block Hour was $13,873 in the first quarter of 2009, compared with $16,357 in the first quarter of 2008, a decrease of $2,484 per Block Hour or 15.2%. The decrease in Revenue per Block Hour was caused by pricing decreases related to the reduction in the cost of fuel, weaker charter demand and more aggressive charter pricing during the first quarter of 2009 compared to the first quarter of 2008. Commercial Charter Block Hours were 1,804 in the first quarter of 2009, compared with 1,742 in the same period of 2008, an increase of 62 or 3.6%. The slight increase in Block Hours was the result of the redeployment of 747-400 aircraft returned from ACMI and the flying of charters to and from South America, partially offset by a reduction of 747-200 Block Hours due to the retirement of certain of our older 747-200 aircraft at the end of 2008. While Commercial Charter demand has weakened, we have been able to deploy 747-400 aircraft, which gives us a competitive advantage over other cargo airlines that primarily offer 747-200 aircraft.
     Dry Leasing revenue decreased $2.3 million or 17.5% as a result of decreases in 747-200 Dry Leasing revenues. During the first three months of 2009, we had an average of 3.0 747-400 aircraft and zero 747-200 aircraft on Dry Lease to third parties compared with an average of 3.0 747-400 aircraft and 2.5 747-200 aircraft on Dry Lease to third parties during the first three months of 2008. We experienced customer defaults on three Dry Leased 747-200 aircraft in the second quarter of 2008 as the two customers leasing these aircraft filed for protection under local insolvency laws. The returned aircraft have been either parked or sold.
     Scheduled Service revenue decreased $159.5 million as we ceased to provide this type of service following the Commencement Date in 2008 and the revenue related to the aircraft supporting Polar is now reflected in ACMI.
     Other revenue increased $13.1 million due to the receipt of a $10.0 million fee for the effective early termination of an ACMI contract for two aircraft provided to DHL. In addition, we recorded $2.9 million in revenue related to management and administrative support services provided to Polar. See Note 2 to our Financial Statements for further discussion of these items.
Operating Expenses
     Our 2009 Operating Expenses reflect the deconsolidation of Polar following the Commencement Date. The expense line items impacted are discussed below. The following table compares our operating expenses for the three months ended March 31:

			Increase /	Percent
	2009	2008	(Decrease)	Change
Operating Expenses
Salaries, wages and benefits	$52,668	$58,903	$(6,235)	(10.6)%
Aircraft fuel	42,148	144,491	(102,343)	(70.8)%
Aircraft rent	37,764	39,458	(1,694)	(4.3)%
Maintenance, materials and repairs	29,226	53,572	(24,346)	(45.4)%
Depreciation	7,919	8,366	(447)	(5.3)%
Landing fees and other rent	7,559	18,717	(11,158)	(59.6)%
Travel	5,530	13,727	(8,197)	(59.7)%
Ground handling and airport fees	2,317	18,526	(16,209)	(87.5)%
Gain on disposal of aircraft	(957)	—	(957)	—
Other	16,654	23,297	(6,643)	(28.5)%

Total Operating Expense	$200,828	$379,057	$(178,229)	(47.0)%

     Salaries, wages and benefits decreased $6.2 million, or 10.6%, due to $3.9 million of lower crew costs and $2.3 million of lower ground staff expenses. The decrease in crew costs was related to lower Block Hours and a reduction in crew staffing of $5.8 million, which was partially offset by a $1.9 million increase in profit sharing costs for crew members. The decrease in ground-staffing costs was related to a reduction in ground staff of $0.7 million and $5.0 million attributable to the deconsolidation of Polar, which was partially offset by a $3.3 million increase in incentive and equity compensation.
     Aircraft fuel expense decreased $102.3 million, or 70.8%, as a result of $89.8 million of reduced consumption and approximately $12.5 million in fuel price decreases. Of the $89.8 million in volume decreases, approximately $67.7 million was due to the deconsolidation of Polar. The average fuel price per gallon for the Commercial Charter and Scheduled Service businesses was approximately $1.51 for the first quarter of 2009, compared with approximately $2.85 for the first quarter of 2008, a decrease of 47.0%. Fuel consumption for the Commercial Charter and Scheduled Service businesses decreased by 31.6 million gallons, or 84.0%, of which 24.0 million gallons was due to the deconsolidation of

Polar. The average fuel price per gallon for the AMC business was approximately $2.40 in the first quarter of 2009, compared with approximately $2.55 in the first quarter of 2008, a decrease of 5.9%. AMC fuel consumption decreased by 0.8 million gallons or 5.8%. The decrease in AMC fuel consumption was commensurate with the decrease in Block Hours operated in that segment as well as increased flying of more efficient 747-400 aircraft. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.
     Aircraft rent decreased $1.7 million, or 4.3%, primarily due to a $0.9 million decrease in re-accommodated air service and a $0.4 million decrease related to the termination of a 747-200 operating lease in December 2008.
     Maintenance, materials and repairs decreased $24.3 million, or 45.4%, primarily due to decreased heavy airframe check expense of approximately $3.0 million, engine overhauls of approximately $13.5 million and line maintenance expense of approximately $7.8 million. The overall decrease in maintenance expense is the result of reduced Block Hours in the first quarter of 2009 compared with 2008 and cost reduction initiatives such as the use of spare parts from retired 747-200 aircraft rather than incurring line maintenance expense by sending rotable parts out for repair. There were six engine overhauls in the first quarter of 2009 compared with sixteen during the same period of 2008. There were no C Checks on 747-200 aircraft and three C Checks on 747-400 aircraft during the first three months of 2009, compared to three C Checks on 747-200 and no C Checks on 747-400 aircraft during the first three months of 2008. There were no 747-200 D Checks and one 747-400 D Check in the first quarter of 2009 and 2008.
     Depreciation decreased $0.4 million, or 5.3%, primarily due to a decrease in depreciation on aircraft and engines that resulted from the retirement of our older 747-200 aircraft, partially offset by the addition of two 747-400 aircraft during the second half of 2008.
     Landing fees and other rent decreased $11.2 million, or 59.6%, substantially all of which was due to the reduction in Block Hour volumes. Approximately $8.4 million of the reduction was due to the deconsolidation of Polar. We generally do not incur landing fees for our ACMI service as the cost is borne by the customer.
     Travel decreased $8.2 million, or 59.7%, primarily due to a $2.3 million reduction related to reduced Block Hours and a $4.3 million improvement in rate resulting from travel reimbursements from ACMI customers, cost reduction initiatives implemented and a smaller 747-200 fleet, which require three-person crews compared with two person crews on 747-400 aircraft. In addition, ground travel improved by approximately $2.1 million due to the deconsolidation of Polar.
     Ground handling and airport fees decreased $16.2 million, or 87.5%, of which $13.4 million was due to the deconsolidation of Polar. In addition, $2.8 million of the reduction was related to flying to less-expensive locations and as a result of negotiating rate reductions.
     Gain on disposal of aircraft resulted from the sale of aircraft tail number N920FT and the sale of seven retired engines in March 2009.
     Other operating expenses decreased $6.6 million, or 28.5%, of which $3.0 million was due to the deconsolidation of Polar. The remaining decrease was primarily related to a $1.1 million reduction in AMC commissions and a $1.7 million reduction in the use of contractors. In addition, we have been able to reduce other operating expenses as a result of our cost reduction initiatives implemented.
Non-operating Expenses / (Income)
     Our 2009 Non-operating Expenses / (Income) reflect the deconsolidation of Polar following the Commencement Date. The Non-operating Expenses / (Income) line items impacted are discussed below. The following table compares our non-operating expenses for three months ended March 31:

			Increase /	Percent
	2009	2008	(Decrease)	Change
Non-operating Expenses / (Income)
Interest income	$(842)	$(5,358)	$(4,516)	(84.3)%
Interest expense	11,667	11,383	284	2.5%
Capitalized interest	(3,037)	(1,775)	1,262	71.1%
Gain on early extinguishment of debt	(2,713)	—	(2,713)	—
Other expense (income), net	145	(468)	613	131.0%
     Interest income decreased $4.5 million, or 84.3%, primarily due to a reduction in the effective yield on cash and cash equivalents as global interest rates dropped dramatically in the second half of 2008.
     Interest expense increased $0.3 million, or 2.5%, due to growth in borrowings under our pre-delivery deposit financing facility on five of our twelve firm 747-8F orders, resulting in $1.0 million of additional interest expense, and borrowings under our term loans, partially offset by reductions in debt balances of higher-rate debt through principal payments. Both the pre-delivery deposit financing facility and the term loans have variable interest rates that are currently lower than interest rates on our fixed-rate debt. Long- and short-term debt and capital leases averaged approximately $663.3 million in 2009 compared with approximately $421.8 million in 2008.
     Capitalized interest increased $1.3 million, or 71.1%, primarily due to $1.0 million of interest on pre-delivery deposit borrowings paid to Boeing on our 747-8F aircraft order.
     Gain on early extinguishment of debt of $2.7 million resulted from the prepayment of two term loans at a discount in March 2009.
     Other expense (income), net changed by $0.6 million, primarily due to the negative impact of foreign exchange rates. The U.S. dollar strengthened against most foreign currencies during 2009 compared with early 2008, when the U.S. dollar weakened against most foreign currencies. We do not hedge our foreign currency exposure and, therefore, we record gains and losses when funds are exchanged into U.S. dollars.
     Income taxes. Our effective income tax rates consist of an expense of 39.2% and a benefit of 23.7% for the first quarter of 2009 and 2008, respectively. Our effective rates differ from the statutory rate primarily due to losses incurred by Titan in 2009 and by Polar in 2008, for which no tax benefits were recorded, as well as the non-deductibility of certain items for tax purposes.
Segments
     The following table compares the Direct Contribution for our reportable segments (see Note 3 to our Financial Statements for the reconciliation to Operating income (loss)) for the three months ended March 31:

			Increase /	Percent
	2009	2008	(Decrease)	Change
Direct Contribution:
ACMI	$27,321	$5,700	$21,621	379.3%
AMC Charter	19,694	23,332	(3,638)	(15.6)%
Commercial Charter	2,487	(2,453)	4,940	201.4%
Dry Leasing	2,467	4,396	(1,929)	(43.9)%
Scheduled Service	—	(12,577)	12,577	100.0%

Total Direct Contribution	$51,969	$18,398	$33,571	182.5%

Unallocated income and expenses	$17,180	$28,216	$(11,036)	(39.1)%

ACMI Segment
     Direct Contribution relating to the ACMI segment increased $21.6 million, or 379.3%. During the first three months of 2009, there was an average of 16.2 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI compared with an average of 10.2 747-400 aircraft and 2.1 747-200 aircraft supporting ACMI in the first three months of 2008. ACMI segment Direct Contribution increased due to additional 747-400 aircraft supporting the Express Network ACMI post

Commencement Date, a reduction in crew travel costs driven by customer travel reimbursements, and an increase in unflown Block Hours, which improved our ACMI Revenue per Block Hour.
AMC Charter Segment
     Direct Contribution relating to the AMC Charter segment decreased $3.6 million, or 15.6%, primarily due to decreases in revenue driven by reductions in the pegged price for fuel, reductions in the number of high-yielding one-way AMC missions, a slight reduction in Block Hours during the first quarter of 2009 and an increase in crew costs as we reduced the 747-200 fleet size and retrained our crew. Partially offsetting the decrease in AMC revenue was an improvement in maintenance expense on the 747-200 aircraft allocated to the AMC segment and a reduction in aircraft fuel expense as fuel prices have decreased.
Commercial Charter Segment
     Direct Contribution relating to the Commercial Charter segment increased $4.9 million, or 201.4%, as a result of increases in 747-400 charter activity. The Commercial Charter segment also benefited from an improvement in maintenance expense on the 747-200 aircraft allocated to this segment and a reduction in aircraft fuel expense as fuel price decreases outpaced reductions in Revenue per Block Hour. Offsetting the decreases was an increase in crew costs as we reduced the 747-200 fleet size and retrained our crew. While Commercial Charter demand has weakened, we have been able to deploy 747-400 aircraft in place of 747-200 aircraft, which gives us a competitive advantage over other cargo airlines. In the fourth quarter of 2008, we began 747-400 Commercial Charter service to and from South America.
Dry Leasing Segment
     Direct Contribution relating to the Dry Leasing segment decreased $1.9 million, or 43.9%, due to decreases in our 747-200 Dry Leases. During the first three months of 2009, we had an average of 3.0 747-400 aircraft and zero 747-200 aircraft on Dry Lease compared with an average of 3.0 747-400 aircraft and 2.5 747-200 aircraft on Dry Lease to third parties during the first quarter of 2008. We experienced customer defaults on three Dry Leased 747-200 aircraft in the second quarter of 2008 as the two customers leasing these aircraft filed for protection under local insolvency laws. The returned aircraft have been either parked or sold.
Scheduled Service Segment
     Direct Contribution relating to the Scheduled Service segment ceased to exist after the Commencement Date and the Direct Contribution related to the aircraft supporting Polar is now reflected in ACMI.
Unallocated income and expenses
     Unallocated income and expenses decreased $11.0 million, or 39.1%, primarily due to the receipt of a $10.0 million fee for the effective early termination of an ACMI contract for two aircraft provided to DHL and a reduction of unallocated operating expenses through our cost-savings initiatives.
Liquidity and Capital Resources
     At March 31, 2009, we had cash and cash equivalents of $433.2 million, compared with $397.4 million at December 31, 2008, an increase of $35.8 million, or 9.0%. The increase was the result of cash provided by operating activities of $57.3 million, partially offset by payments used for investing activities of $4.7 million and payments used for financing activities of $16.7 million.
     Significant liquidity events during the three months ended March 31, 2009 were as follows:
     Short-term investment. At March 31, 2009, we were unable to access the remaining $8.6 million invested in the Primary Fund, a money market fund in which we had invested $101.1 million that suspended redemptions and is being liquidated. We expect to receive our recoverable holdings in the Primary Fund within the next twelve months. For additional information regarding this investment, see Note 2 to our Financial Statements.
     We consider cash on hand and short-term investments, our pre-delivery deposit financing facility and cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures during 2009. Capital expenditures for the remainder of 2009 are expected to be approximately $84.2 million in cash, including our 747-8F aircraft pre-delivery deposit requirements totaling approximately $48.0 million, of which $10.0 million is expected to be financed under our existing pre-delivery deposit financing facility.

     We may access external sources of capital from time to time depending on our cash requirements, assessments of current and anticipated market conditions, and after-tax cost of capital. Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control. Additionally, our borrowing costs affected by market conditions and may be adversely impacted by the tightening in credit markets that began during the third quarter of 2008.
     We may pay U.S. cash income taxes in 2009. We expect to pay foreign income taxes in Hong Kong starting in 2010. These taxes could be offset in the U.S. by a foreign tax credit. We expect to pay no significant foreign income taxes in jurisdictions other than Hong Kong. Two of our foreign branch operations are subject to income tax in Hong Kong.
     Operating Activities. Net cash provided by operating activities in the first quarter of 2009 was $57.3 million, compared with $15.2 million for 2008. The increase in cash provided by operating activities was primarily the result of an increase in net income excluding non-cash items.
     Investing Activities. Net cash used for investing activities was $4.7 million for 2009, consisting primarily of capital expenditures of $12.7 million, which included capitalized interest on our Boeing 747-8F aircraft order of $3.0 million, partially offset by the redesignation of short-term investments to cash of $4.5 million and proceeds from the sale of aircraft of $3.6 million. Net cash used for investing activities was $48.5 million for the first quarter of 2008, consisting primarily of capital expenditures including pre-delivery deposits and related costs on our Boeing aircraft order of $35.4 million.
     Financing Activities. Net cash used for financing activities was $16.7 million for the first quarter of 2009, which primarily reflected $16.0 million of payments on long-term debt obligations and $0.2 million in purchases of treasury stock. Net cash provided by financing activities was $93.6 million for the first quarter of 2008, which consisted primarily of $62.6 million in borrowings under our pre-delivery deposit financing facility, proceeds from the DHL investment of $38.6 million and $1.2 million in proceeds from the exercise of stock options, offset by $9.0 million of payments on long-term debt and capital lease obligations.
Debt Agreements
     See the 2008 Annual Report on Form 10-K for a description of our debt obligations and amendments thereto.
Off-Balance Sheet Arrangements
     There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2009.
Critical Accounting Policies
     There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2008 Annual Report on Form 10-K.
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
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC and as updated in Part II Item 1A of this report. Our 2008 Annual Report on Form 10-K listed various important risk factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2008 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     With respect to the fiscal quarter ended March 31, 2009, the information required in response to this Item is set forth in Note 5 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.
ITEM 1A. RISK FACTORS
     The following is an update to Item 1A — Risk Factors contained in our 2008 Annual Report on Form 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2008 Annual Report on Form 10-K.
     Our insurance coverage may become more expensive and difficult to obtain and may not be adequate to insure all risks.
     Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general, and the insured carrier in particular. Future terrorist attacks and other adverse events involving aircraft could result in increases in insurance costs and could affect the price and availability of such coverage. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the U.S. federal government. The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through August 31, 2009. The Secretary of Transportation under 49 U.S.C. § 44301, et seq., may provide insurance and reinsurance against loss or damage arising out of any risk from the operation of an American aircraft or foreign-flag aircraft. Insurance can be provided on the condition (1) the President determines it is necessary for the continuation of U.S. commercial air service in the interest of air commerce, national defense, or foreign policy, and (2) the Secretary determines insurance is not readily available from insurance companies on reasonable terms. With the approval of the President, the Secretary of Transportation is empowered to extend coverage through December 31, 2009. However, the FAA has indicated that it intends to gradually withdraw war-risk coverage for all U.S. airlines in upcoming renewal periods to allow for an orderly transition back to commercial markets. If the federal war-risk coverage program terminates or provides significantly less coverage in the future, we could face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.
     There can be no assurance that we will be able to maintain our existing coverage on terms favorable to us, that the premiums for such coverage will not increase substantially or that we will not bear substantial losses and lost revenues from accidents or other adverse events. Substantial claims resulting from an accident in excess of related insurance coverage or a significant increase in our current insurance expense could have a material adverse effect on our business, results of operations and financial condition. Additionally, while we carry insurance against the risks inherent to our operations, which we believe are consistent with the insurance arrangements of other participants in our industry, we cannot provide assurance that we are adequately insured against all risks. If our liability exceeds the amounts of our insurance coverage, we would be required to pay the excess amount, which could be material to our business, financial condition and operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We made the following repurchases of shares of our common stock during the fiscal quarter ended March 31, 2009:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Programs (b)	Programs (c)
January 1, 2009 through January 31, 2009	—	—	—	$81,099,706
February 1, 2009 through February 28, 2009	14,981	$14.94	—	$81,099,706
March 1, 2009 through March 31, 2009	578	$11.16	—	$81,099,706

Total	15,559	$14.80	—	—

(a)	This column reflects the repurchase of 15,559 shares of common stock, previously issued by the Company, to satisfy individual income tax liabilities of our employees at statutory minimum rates resulting from the vesting of restricted shares during such period.

(b)	On October 9, 2008, the Company announced a stock repurchase program, which authorized the repurchase of up to $100 million of the Company’s common stock. Purchases may be made at the Company’s discretion from time to time on the open market, through negotiated transactions, block purchases or exchange or non-exchange transactions. As of March 31, 2009, the Company repurchased 700,243 shares of its common stock for approximately $18.9 million, at an average cost of $26.99 per share under this program.

(c)	This represents the amount available to repurchase shares pursuant to the Company’s stock repurchase program described above.
ITEM 6. EXHIBITS
     a. Exhibits
          See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: May 5, 2009	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: May 5, 2009	/s/ Jason Grant
Jason Grant
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.