Form 10-Q
period 2009-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2009-08-05
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS: As of June 30, 2009, there were 21,095,802 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Atlas Air Worldwide Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$459,634	$397,385
Short-term investments	8,528	13,138
Accounts receivable, net of allowance of $1,641 and $2,275, respectively	56,292	67,160
Prepaid maintenance	35,917	47,558
Deferred taxes	6,361	29,308
Prepaid expenses and other current assets	21,459	20,015

Total current assets	588,191	574,564
Property and Equipment
Flight equipment	690,977	682,635
Ground equipment	25,175	22,411
Less: accumulated depreciation	(102,628)	(93,005)
Purchase deposits for flight equipment	338,481	338,356

Property and equipment, net	952,005	950,397
Other Assets
Deposits and other assets	39,651	38,745
Lease contracts and intangible assets, net	37,963	37,039

Total Assets	$1,617,810	$1,600,745

Liabilities and Equity
Current Liabilities
Accounts payable	$19,610	$16,263
Accrued liabilities	95,185	101,519
Current portion of long-term debt	36,740	36,243

Total current liabilities	151,535	154,025
Other Liabilities
Long-term debt	609,326	635,628
Deferred taxes	60,920	62,321
Other liabilities	68,469	67,032

Total other liabilities	738,715	764,981
Commitments and contingencies (Note 4)
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 21,986,323 and 21,932,720 shares issued, 21,095,802 and 21,061,841 shares outstanding (net of treasury stock), at June 30, 2009 and December 31, 2008, respectively	220	219
Additional paid-in-capital	362,355	355,185
Treasury stock, at cost; 890,521 and 870,879 shares, respectively	(26,335)	(26,009)
Accumulated other comprehensive income	39	(736)
Retained earnings	387,795	353,080

Total stockholders’ equity	724,074	681,739
Noncontrolling interest	3,486	—

Total equity	727,560	681,739

Total Liabilities and Equity	$1,617,810	$1,600,745

See accompanying notes to the unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Operating Revenues
ACMI	$122,419	$76,247	$237,470	$154,222
AMC charter	78,037	111,756	158,611	205,740
Commercial charter	35,588	24,370	60,615	52,864
Dry leasing	1,011	12,984	11,811	26,078
Scheduled service	—	213,423	—	372,897
Other	2,946	—	16,001	—

Total Operating Revenues	$240,001	$438,780	$484,508	$811,801

Operating Expenses
Salaries, wages and benefits	52,349	52,845	105,017	111,748
Aircraft fuel	39,288	207,031	81,436	351,522
Aircraft rent	37,330	40,869	75,094	80,327
Maintenance, materials and repairs	41,597	40,271	70,823	93,843
Depreciation and amortization	7,597	12,817	15,516	21,183
Landing fees and other rent	10,233	20,213	17,792	38,930
Travel	6,498	12,882	12,028	26,609
Ground handling and airport fees	3,452	19,096	5,769	37,622
Gain on disposal of aircraft	—	(2,726)	(957)	(2,726)
Other	16,126	22,169	32,780	45,466

Total Operating Expenses	214,470	425,467	415,298	804,524

Operating Income	25,531	13,313	69,210	7,277

Non-operating Expenses / (Income)
Interest income	(628)	(3,118)	(1,470)	(8,476)
Interest expense	11,344	11,709	23,011	23,092
Capitalized interest	(3,083)	(2,274)	(6,120)	(4,049)
Gain on early extinguishment of debt	—	—	(2,713)	—
Gain on consolidation of subsidiary	(113)	—	(113)	—
Other (income) expense, net	173	607	319	139

Total Non-operating Expenses	7,693	6,924	12,914	10,706

Income / (loss) before income taxes	17,838	6,389	56,296	(3,429)
Income tax expense	7,275	5,098	22,348	4,047

Net Income / (Loss)	10,563	1,291	33,948	(7,476)
Less: Net loss attributable to noncontrolling interests	(767)	(239)	(767)	(3,675)

Net Income / (Loss) Attributable to Common Stockholders	$11,330	$1,530	$34,715	$(3,801)

Earnings (loss) per share:
Basic	$0.54	$0.07	$1.66	$(0.18)

Diluted	$0.54	$0.07	$1.66	$(0.18)

Weighted average shares:
Basic	20,906	21,506	20,892	21,465

Diluted	21,062	21,656	20,974	21,465

See accompanying notes to the unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash Flows from Operating Activities:
Net Income / (Loss) Attributable to Common Stockholders	$34,715	$(3,801)
Net Loss attributable to noncontrolling interests	(767)	(3,675)

Net Income / (Loss)	33,948	(7,476)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,516	21,183
Amortization of debt discount	3,101	3,632
Amortization of operating lease discount	1,169	919
Amortization of debt issuance costs	147	—
Release of allowance for doubtful accounts	(14)	(502)
Gain on early extinguishment of debt	(2,713)	—
Gain on consolidation of subsidiary	(113)	—
Gain on disposal of aircraft	(957)	(2,726)
Deferred taxes	23,480	2,886
Stock-based compensation expense	5,236	3,758
Changes in Operating Assets and Liabilities
Accounts receivable	12,838	(837)
Prepaids and other current assets	11,006	7,453
Deposits and other assets	(2,111)	1,988
Accounts payable and accrued liabilities	(10,110)	(3,819)

Net cash provided by operating activities	90,423	26,459

Cash Flows from Investing Activities:
Capital expenditures	(20,658)	(274,424)
Consolidation of subsidiary	11,612	—
Redesignation of short-term investments to cash	4,610	—
Proceeds from sale of aircraft	3,525	5,900

Net cash used for investing activities	(911)	(268,524)

Cash Flows from Financing Activities:
Proceeds from loan	—	107,259
Proceeds from stock option exercises	147	3,162
Purchase of treasury stock	(326)	(419)
Excess tax benefit (expense) from share-based compensation expense	(887)	1,201
Proceeds from issuance of subsidiary stock	—	38,616
Payment of debt issuance costs	(4)	—
Payments on debt	(26,193)	(17,525)

Net cash provided by (used for) financing activities	(27,263)	132,294

Net increase (decrease) in cash and cash equivalents	62,249	(109,771)

Cash and cash equivalents at the beginning of period	397,385	477,309

Cash and cash equivalents at the end of period	$459,634	$367,538

See accompanying notes to the unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands, except per share data)
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common	Treasury	Paid-In	Comprehensive	Subscription	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income	Receivable	Earnings	Equity	Interest	Equity
Balance at December 31, 2007	$218	$(6,599)	$341,537	$1,750	$(77,065)	$289,384	$549,225	$13,477	$562,702
Net loss	—	—	—	—	—	(3,801)	(3,801)	(3,675)	(7,476)
Other comprehensive income	—	—	—	110	—	—	110	—	110

Comprehensive loss	—	—	—	—	—	—	—	—	(7,366)
Stock option and restricted stock compensation	—	—	3,758	—	—	—	3,758	—	3,758
Purchase of 7,807 shares of treasury stock	—	(419)	—	—	—	—	(419)	—	(419)
Exercise of 124,342 employee stock options	1	—	3,162	—	—	—	3,163	—	3,163
Forfeiture of 8,375 shares of restricted stock	—	—	—	—	—	—	—	—	—
Receivable from issuance of subsidiary stock	—	—	—	—	37,522	—	37,522	—	37,522
Tax benefit on restricted stock and stock options	—	—	1,201	—	—	—	1,201	—	1,201

Balance at June 30, 2008	$219	$(7,018)	$349,658	$1,860	$(39,543)	$285,583	$590,759	$9,802	$600,561

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income	Earnings	Equity	Interest	Equity
Balance at December 31, 2008	$219	$(26,009)	$355,185	$(736)	$353,080	$681,739	$—	$681,739
Net Income	—	—	—	—	34,715	34,715	(767)	33,948
Other comprehensive loss	—	—	—	775	—	775	300	1,075

Comprehensive income	—	—	—	—	—	35,490	—	35,023
Consolidation of subsidiary	—	—	—	—	—	—	3,953	3,953
Stock option and restricted stock compensation	—	—	5,236	—	—	5,236	—	5,236
Purchase of 19,642 shares of treasury stock	—	(326)	—	—	—	(326)	—	(326)
Exercise of 8,841 employee stock options	—	—	147	—	—	147	—	147
Issuance of 49,662 shares of restricted stock	1	—	(1)	—	—	—	—	—
Reversal of prior year deferred tax	—	—	2,675	—	—	2,675	—	2,675
Tax expense on restricted stock and stock options	—	—	(887)	—	—	(887)	—	(887)

Balance at June 30, 2009	$220	$(26,335)	$362,355	$39	$387,795	$724,074	$3,486	$727,560

See accompanying notes to the unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2009
1. Basis of Presentation
     Atlas Air Worldwide Holdings, Inc. (“Holdings” or “AAWW”) is a holding company with a principal operating subsidiary, Atlas Air, Inc. (“Atlas”), which is wholly owned. AAWW also has a 51% equity interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). On June 28, 2007, Polar issued shares representing a 49% equity interest and a 25% voting interest to DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG. Prior to that date, Polar was wholly owned by Holdings and was the parent company of Polar Air Cargo, Inc., the entity through which AAWW had principally conducted its airport-to-airport scheduled air cargo (“Scheduled Service”) business. Polar Air Cargo, Inc. was converted to a limited liability company in June 2007 (“Polar LLC”), and is now wholly owned by AAWW. Polar was a consolidated subsidiary until October 26, 2008. Since that date, the Company has accounted for Polar under the equity method (see Note 2). In 2008, AAWW formed Titan Aviation Leasing Limited (“Titan”), a wholly owned subsidiary based in Ireland, for the purpose of dry leasing aircraft and engines. In addition, the Company dry leases aircraft to Global Supply Systems Limited (“GSS”), of which Holdings has a 49% ownership interest. GSS became a consolidated subsidiary on April 8, 2009. Previously, GSS was accounted for under the equity method (see Note 2). Holdings, Atlas, Titan, GSS and Polar LLC are referred to collectively as the “Company”.
     The Company provides air cargo and related services throughout the world, serving Asia, the Middle East, Australia, Europe, South America, Africa and North America through: (i) contractual lease arrangements, including contracts through which the Company leases an aircraft to a customer and provides value-added services including crew, maintenance and insurance (“ACMI”); (ii) military charter (“AMC Charter”); (iii) seasonal, commercial and ad-hoc charter services (“Commercial Charter”); and (iv) dry leasing or sub leasing of aircraft and engines (“Dry Leasing” or “Dry Lease”). Prior to October 27, 2008, the Company offered Scheduled Service.
     The accompanying unaudited Consolidated Financial Statements (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements of quarterly reports on Form 10-Q, and consequently, exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008, included in the AAWW Annual Report on Form 10-K, which included additional disclosures and a summary of the Company’s significant accounting policies. In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, cash flows for the six months ended June 30, 2009 and 2008 and statements of shareholders’ equity as of and for the six months ended June 30, 2009 and 2008.
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
     The Company invested $101.1 million in the Primary Fund and has recorded a $1.6 million reserve to recognize the Company’s pro rata share of the estimated loss in this investment. During the first quarter of 2009, the Primary Fund reported that it would withhold an additional $3.5 billion of funds to settle estimated losses and legal fees. On May 26, 2009, the SEC filed a motion seeking, among other things, the immediate pro-rata distribution of all funds currently held by the Primary Fund, including the $3.5 billion set aside. The SEC’s distribution plan that the court is considering proposes that all investors will receive their pro-rata distribution, resulting in a recovery that the SEC believes would be equal to approximately 98.4 cents per share. During the second quarter of 2009, the Company adjusted its previously recorded reserve to represent a 1.6 cent per share potential loss.
     Through June 30, 2009, the Company has recovered $91.0 million of its investment in the Primary Fund. The remaining $8.5 million is included in Short-term investments in the consolidated balance sheets as of June 30, 2009.
Investments
     Global Supply Systems
     The Company holds a 49% interest in GSS, a private company. GSS provides ACMI services for three Boeing 747-400 aircraft to British Airways Plc (“British Airways”). Atlas dry leases three owned aircraft to GSS, which provide for payment of rent and a provision for maintenance costs associated with the aircraft.
     On April 8, 2009, certain members of management of GSS, through an employee benefit trust, purchased shares of GSS from a former stockholder. These shares, which were not and have never been owned by the Company, represent a 51% controlling interest in GSS. Based on the various agreements related to the transaction, the Company reviewed its investment in GSS and determined that a reconsideration event had occurred under Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46(R)”). Upon application of FIN 46(R), the Company determined that GSS was a variable interest entity and that the Company is the primary beneficiary of GSS for financial reporting purposes. As a result of that determination, GSS became a consolidated subsidiary of AAWW upon the closing of the transaction. There was no consideration transferred from the Company in this transaction.
     The Company accounted for the consolidation of GSS pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) as a step acquisition. The Company recorded a gain of $0.1 million on the conversion from the equity method of accounting to consolidation. The gain represents the difference between the fair market value of the net assets acquired and liabilities assumed and the book value of the Company’s equity investment in GSS on April 8, 2009. In addition, the Company recorded a noncontrolling interest of $4.0 million, representing the fair market value of the 51% ownership interest in GSS that the Company does not own.
     In determining fair market value pursuant to SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for GSS on April 8, 2009, the Company obtained a third party independent valuation to calculate the business enterprise value of GSS and the fair value of the underlying assets acquired and liabilities assumed. The business enterprise value of GSS was calculated using a weighted average of two principal methods: the income approach (commonly referred to as the discounted cash flow method) and the market approach. The Company considered the cost approach but ultimately did not use this approach as GSS has very few fixed assets. Under the income approach, management used financial projections for GSS and a weighted average cost of capital calculated from a peer group of companies for the purposes of developing the discounted cash flows. The financial projections considered changes in the aircraft dry lease rates, changes in the ACMI rate and type of aircraft provided to British Airways. The market approach utilized ratios and statistics available from the same group of peer companies used to develop the weighted average cost of capital in the income approach. The appropriate ratios were then applied on a weighted average basis against trailing one year historical, three year historical and projected earnings before interest and taxes to arrive at the market approach valuation of GSS. The average of the two methods produced a $7.7 million business enterprise value of GSS.
     The differential between the business enterprise value of GSS and the net book value of the assets acquired and liabilities assumed was identified as an intangible asset. GSS has one primary relationship with British Airways and, as such, the intangible was assigned to that customer relationship. The value of the customer relationship was determined using the excess earnings method, which relied on the net income margin, estimated remaining useful life and discount rate. The various inputs were used in a probability weighted cash flow model to arrive at a $2.2 million fair value of the customer relationship.

     The following table summarizes the fair values of the assets acquired, liabilities assumed and the noncontrolling interest recorded for GSS on April 8, 2009:

Cash and cash equivalents	$11,612
Accounts receivable, net	241
Other current assets	714
Property, plant and equipment	34
Customer relationship	2,164
Loan to 51% shareholder	4,157

Total assets acquired	$18,922

Accounts payable	$767
Other current liabilities	1,354
Deferred revenue	8,704
Deferred income taxes	347

Total liabilities assumed	11,172

Net assets acquired	$7,750

Noncontrolling interest	$3,953

     Prior to April 8, 2009, we accounted for GSS under the equity method and reported the revenue from GSS as Dry leasing revenue in the consolidated statement of operations. The carrying value of the dry leased aircraft as of December 31, 2008, was $163.8 million and the related accumulated depreciation was $20.9 million. At December 31, 2008, the Company had net receivables arising from activity with this entity of $1.1 million, which was included in Accounts receivable in the consolidated balance sheets. Total Dry leasing revenue for these aircraft was $1.0 million for the period of April 1 through April 7, 2009 and $10.6 million for the three months ended June 30, 2008, respectively. Total Dry leasing revenue for these aircraft was $11.8 million for the period of January 1 through April 7, 2009 and $21.6 million for the six months ended June 30, 2008, respectively. The December 31, 2008 aggregate carrying value of this investment was $3.7 million and was included within Deposits and other assets in the consolidated balance sheets.
     Polar
     The Company holds a 51% equity interest in Polar, representing a 75% voting interest. The Company deconsolidated Polar and accounts for its investment in Polar under the equity method of accounting since October 27, 2008. Polar provides air cargo capacity to its customers, including DHL through a blocked-space agreement, which began on October 27, 2008 (“the Commencement Date”). The June 30, 2009 and December 31, 2008 aggregate carrying values of the Polar investment were $4.8 million and $5.0 million, respectively, and were included within Deposits and other assets on the consolidated balance sheets.
     Polar currently operates six 747-400 freighter aircraft, which are being subleased from Atlas or an affiliate. Atlas and Polar have entered into various agreements under which Atlas provides Polar with crew, maintenance and insurance. Collectively, these agreements and the subleases are referred to as “Express Network ACMI”. Atlas also provides Polar with certain management and administrative services under a shared services agreement. In addition, Polar and Atlas provide each other with sales and ground support services under a general sales and services agreement.
     In March 2008, Atlas entered into an ACMI agreement and related agreements with Polar for two additional Boeing 747-400 aircraft, beginning on March 21, 2008. On October 22, 2008, DHL notified the Company that it would exercise its contractual right to terminate the ACMI and related agreements covering these two 747-400 aircraft, effective March 28, 2009. Under the terms of the agreements covering these two 747-400 aircraft, DHL was able to terminate the use of these aircraft in March 2009 upon providing six months advanced notice and making two installment payments of an early termination penalty totaling $5.0 million for each aircraft. The Company received the final payment in March 2009 and recorded a $10.0 million termination penalty as Other revenue in the consolidated statements of operations for the quarter ended March 31, 2009.
     Total revenue from Express Network ACMI and the two supplemental ACMI agreements with Polar was $42.7 million and $97.5 million for the three and six months ended June 30, 2009, respectively, which was included in ACMI revenue in the consolidated statements of operations. Total revenue from the two supplemental ACMI agreements with Polar was $15.8 million for the three and six months ended June 30, 2008, which was included in Scheduled Service revenue in the consolidated statements of operations. Polar accounted for 34.9% and 41.1% of the Company’s ACMI revenues for the three and six months ended June 30, 2009, respectively. Total revenue from the shared services agreement was $2.7 million and $5.6 million for the three and six months ended June 30, 2009, respectively, which was included in Other revenue in the consolidated statements of operations. At June 30, 2009 and December 31, 2008, the Company had receivables from Polar of $2.1 million and $6.7 million, respectively, which were included in Accounts receivable in the consolidated balance sheets. Accounts payable to Polar was $5.9 million and $3.0 million at June 30, 2009 and December 31, 2008, respectively, and was included in Accounts payable in the consolidated balance sheets. The Company incurred expense under the general sales and service agreement of $0.3 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, which was included in Ground handling and airport fees in the consolidated statements of operations.
Escrow Deposits and Letters of Credit
     At June 30, 2009 and December 31, 2008, the Company had $5.3 million and $4.5 million, respectively, for certain deposits required in the normal course of business for items including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits, insurance and cash pledged under standby letters of credit related to collateral. These amounts are included in Deposits and other assets in the consolidated balance sheets.
Concentration of Credit Risk and Significant Customers
     Polar accounted for 34.9% and 41.1% of the Company’s ACMI revenue and 18.9% and 21.3% of the Company’s total revenues for the three and six months ended June 30, 2009, respectively. United States Military Airlift Mobility Command (“AMC”) charters accounted for 32.5% and 25.5% of the Company’s total revenues for the three months ended June 30, 2009 and 2008, respectively, and 32.7% and 25.3% for the six months ended June 30, 2009 and 2008, respectively. Accounts receivable from AMC were $10.5 million and $21.0 million at June 30, 2009 and December 31, 2008, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 12.1% and 6.8% of the Company’s total revenues for the three months ended June 30, 2009 and 2008, respectively, and 11.2% and 7.6% for the six months ended June 30, 2009 and 2008, respectively. Emirates accounted for 23.7% and 38.9% of the Company’s ACMI revenues for the three months ended June 30, 2009 and 2008, respectively, and 22.9% and 40.1% for the six months ended June 30, 2009 and 2008, respectively. Accounts receivable from Emirates were $11.8 million and $9.2 million at June 30, 2009 and December 31, 2008, respectively. No other customer accounted for 10% or more of the Company’s total operating revenues or accounts receivable during these periods.
Property and equipment, net
     Included in purchase deposits for flight equipment was capitalized interest of $22.5 million and $16.4 million at June 30, 2009 and December 31, 2008, respectively.
Debt
     On March 26, 2009, the Company prepaid two term loans related to aircraft in the amount of $8.0 million at a discount. As a result of the prepayment of the term loans, the Company recorded a gain on early extinguishment of debt of $2.7 million, which was included in Non-operating expenses in the consolidated statements of operations.
     At June 30, 2009 and December 31, 2008, the Company had $65.1 million and $68.2 million, respectively, of unamortized discount related to fair market value adjustments recorded against debt upon application of fresh-start accounting.
Recent Accounting Pronouncements
     On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions, and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial condition, results of operations or cash flows. The Company reclassified the consolidated statements of operations for 2008 to conform to the presentation required under SFAS No. 160. There was no effect on the consolidated balance sheets as the Company’s noncontrolling interest in Polar was eliminated prior to December 31, 2008.

     On January 1, 2009, the Company adopted SFAS No. 141R, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) discloses the business combination. This statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. See Note 9 for further discussion of the income tax effects of SFAS No. 141R on the Company’s consolidated financial position and results of operations.
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
     In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2/124-2”). FSP SFAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. The adoption of FSP SFAS 115-2/124-2 in the second quarter of 2009 did not have a material effect on the Company’s financial condition or results of operations.
     In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP SFAS 157-4”). Under FSP SFAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. The adoption of FSP SFAS 157-4 in the second quarter of 2009 did not have a material effect on the Company’s financial condition or results of operations.
     In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements (see Note 7). The adoption of FSP SFAS 107-1 and APB 28-1 in the second quarter of 2009 did not have a material effect on the Company’s financial condition or results of operations.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes the principles and requirements for the recognition and disclosure of events or transactions occurring after the balance sheet date in the financial statements. In particular, SFAS No. 165 (i) identifies the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; and (ii) the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS No. 165 also requires certain expanded disclosures in the financial statements about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for the Company’s financial statements for the period beginning on April 1, 2009. The adoption of SFAS No. 165 had no impact on the Company’s financial condition or results of operations.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (“SFAS No. 167”), which amended certain requirements of FIN 46(R). These amendments primarily include (i) amending the guidance for determining whether an entity is a variable interest entity (“VIE”); and (ii) amending the criteria for identification of the primary beneficiary of a VIE. SFAS No. 167 also requires the Company to continually reassess whether the Company is the primary beneficiary of a VIE. SFAS No. 167 also requires certain enhanced disclosures in the financial statements about the Company’s relationships with VIEs. SFAS No. 167 is effective for the Company’s financial statements for the period beginning on January 1, 2010. The Company does not believe that the adoption of SFAS No. 167 will have a material impact on the Company’s financial condition, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification does not change GAAP. Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. After it is effective, only one level of authoritative GAAP will exist. All other literature will be considered non-authoritative. The adoption of SFAS No. 168 is not expected to have any material impact on the Company’s financial condition, results of operations or cash flows.
3. Segment Reporting
     The Company uses an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct ownership costs and currently has the following reportable segments: ACMI, AMC Charter, Commercial Charter and Dry Leasing. Beginning April 8, 2009, GSS results of operations are included in the ACMI segment and Dry Lease revenue from GSS was eliminated upon consolidation. Prior to that date, revenue from the Dry Leases to GSS was shown in the Dry Leasing segment (see Note 2). Since October 27, 2008, the Company no longer has a Scheduled Service segment as a result of the deconsolidation of Polar. Each segment has different operating and economic characteristics, which are separately reviewed from time to time by the Company’s senior management.
     The ACMI segment provides aircraft, crew, maintenance and insurance services, whereby customers receive the use of an insured and maintained aircraft and crew in exchange for, in most cases, a guaranteed monthly level of operation at a predetermined rate for a defined period of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel. The Direct Contribution from Express Network ACMI flying is reflected as ACMI. Beginning on March 30, 2008, Polar began Express Network ACMI flying with two aircraft for DHL. For segment reporting purposes, all revenue derived from ACMI and related services provided to Polar for Express Network ACMI operations were reclassified from Scheduled Service to the ACMI segment (see table below for reconciliation of revenue per the Financial Statements to revenue by segment). All costs associated with providing such services were also reclassified for purposes of calculating Direct Contribution. Non-ACMI costs and an equal amount of revenue remained in the Scheduled Service segment in 2008. Subsequent to the Commencement Date in 2008 and the deconsolidation of Polar, Express Network ACMI revenue and related services are reported as ACMI revenue. Therefore, no reconciliation was necessary.
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
     The Commercial Charter segment provides full-planeload airfreight capacity on one or multiple flights to freight forwarders, airlines and other air cargo customers. Charters are typically paid in advance, and the Company bears the direct operating costs (except as otherwise defined in the charter contracts). After the Commencement Date, Atlas now also provides limited airport-to-airport cargo services to a few select markets, including Viracopos Airport near Sao Paulo, Brazil. Revenues derived from these limited departures are included within the Commercial Charter segment’s results.
     The Dry Leasing segment provides for the leasing of aircraft and engines to customers.
     Other represents revenue for other services that are not allocated to any segment, which includes management and administrative support services, flight simulator training and the termination fee from DHL.
     Unallocated income and expenses include corporate overhead, non-aircraft depreciation, interest income, foreign exchange gains and losses, other revenue and other non-operating costs.
     The following table sets forth revenues and Direct Contribution for the Company’s reportable business segments reconciled to Operating income (loss) and Income (loss) before income taxes:

For the Three Months Ended

	June 30, 2009	June 30, 2008
	Segment		Express
	Revenue per	Revenue per	Network
	Financial	Financial	ACMI	Segment
	Statements	Statements	Revenue	Revenue
Revenues:
ACMI	$122,419	$76,247	$15,834	$92,081
AMC Charter	78,037	111,756	—	111,756
Commercial Charter	35,588	24,370	—	24,370
Dry Leasing	1,011	12,984	—	12,984
Scheduled Service	—	213,423	(15,834)	197,589
Other	2,946	—	—	—

Total operating revenues	$240,001	$438,780	$—	$438,780

For the Six Months Ended

	June 30, 2009	June 30, 2008
	Segment		Express
	Revenue per	Revenue per	Network
	Financial	Financial	ACMI	Segment
	Statements	Statements	Revenue	Revenue
Revenues:
ACMI	$237,470	$154,222	$15,934	$170,156
AMC Charter	158,611	205,740	—	205,740
Commercial Charter	60,615	52,864	—	52,864
Dry Leasing	11,811	26,078	—	26,078
Scheduled Service	—	372,897	(15,934)	356,963
Other	16,001	—	—	—

Total operating revenues	$484,508	$811,801	$—	$811,801

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Direct Contribution:
ACMI	$19,394	$18,530	$46,714	$24,229
AMC Charter	23,582	28,034	43,276	51,366
Commercial Charter	306	(2,186)	2,793	(4,639)
Dry Leasing	(407)	3,356	2,060	7,752
Scheduled Service	—	(20,009)	—	(32,585)

Total Direct Contribution for Reportable Segments	42,875	27,725	94,843	46,123

Add back (subtract):
Unallocated income and expenses	(25,150)	(24,062)	(42,330)	(52,278)
Gain on early extinguishment of debt	—	—	2,713	—
Gain on consolidation of subsidiary	113	—	113	—
Gain on sale of aircraft	—	2,726	957	2,726

Income / (Loss) before Income Taxes	17,838	6,389	56,296	(3,429)

Add back (subtract):
Interest income	(628)	(3,118)	(1,470)	(8,476)
Interest expense	11,344	11,709	23,011	23,092
Capitalized interest	(3,083)	(2,274)	(6,120)	(4,049)
Gain on early extinguishment of debt	—	—	(2,713)	—
Gain on consolidation of subsidiary	(113)	—	(113)	—
Other, net	173	607	319	139

Operating Income	$25,531	$13,313	$69,210	$7,277

4. Commitments and Contingencies
     In September 2006, Atlas and Boeing entered into a purchase agreement (the “Boeing Agreement”) providing for the purchase by Atlas of 12 747-8F freighter aircraft. The Boeing Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 deliveries originally contractually scheduled for delivery by the end of 2011. In addition, the Boeing Agreement provides Atlas with rights to purchase up to an additional 14 747-8F aircraft, of which one is being held under option. In November 2008, Boeing announced a delay in the delivery of their first 747-8F aircraft from late 2009 to the third quarter of 2010 and notified Atlas that all 12 of its scheduled deliveries will be delayed, although the actual revised delivery dates to Atlas are being discussed with Boeing. Expenditures currently committed under the Boeing Agreement, including agreements for spare engines and related flight equipment as well as estimated amounts for contractual price escalations, advance payments and required option payments, are $48.0 million for the remainder of 2009, $923.9 million in 2010, $739.9 million in 2011 and $125.8 million in 2012.
5. Labor and Legal Proceedings
Labor
     Crewmembers of Atlas and Polar are represented by the International Brotherhood of Teamsters (“IBT”). These employees represent approximately 49.5% of the Company’s workforce as of June 30, 2009. The Company is subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of its employees.
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
     The Company received the integrated seniority lists and the parties are in negotiations for a SCBA. In accordance with the provisions of both the Atlas and Polar contracts, if any open contract issues remain after nine months of bargaining from the date the integrated seniority lists were tendered to the Company, those issues are to be resolved by final and binding interest arbitration. This period of bargaining has been extended by mutual agreement of the parties.
     The Air Line Pilots Association (“ALPA”), the predecessor union to the IBT, filed a grievance with Polar contending the Company violated the Polar collective bargaining agreement by (i) allegedly furloughing 35 flight engineers and discontinuing pay protection for those downgraded as a direct result of Atlas crewmembers performing flying that ALPA alleged was performed customarily by Polar crewmembers, and (ii) by allegedly furloughing the flight engineers out of seniority order. After hearing the facts, the arbitrator issued a decision in the Company’s favor on the first issue. On the second issue, the arbitrator held that Polar flight engineers were improperly furloughed in violation of the Polar collective bargaining agreement. As a result, the arbitrator ordered the Company to reinstate the flight engineers to the active seniority list and discuss with the union the subject of any additional remedy for damages. The Company and the IBT have settled this matter and the arbitrator has entered a stipulated order in furtherance of that settlement. The settlement of this matter did not have a material effect on the Company’s business, results of operations or financial condition.
     On February 3, 2009, the IBT was certified as the collective bargaining representative of the dispatchers employed by Atlas and Polar. The Company and the IBT expect to begin negotiations for a first collective bargaining agreement with respect to the dispatchers in the third quarter of 2009. Other than the flight deck crewmembers and dispatchers, there are no other Atlas or Polar employees represented by a union.
Legal Proceedings
     Except for the updated items below, information with respect to legal proceedings appears in the 2008 AAWW Annual Report on
Form 10-K.
Department of Justice Investigation and Related Litigation
     On February 14, 2006, the Antitrust Division of the United States Department of Justice (the “Antitrust Division”) initiated a criminal investigation into the pricing practices of a number of cargo carriers (the “DOJ Investigation”), including, Polar LLC. The Antitrust Division is investigating whether during any part of January 2000 to February 2006 cargo carriers manipulated the market price for air cargo services sold in the U.S. and abroad, through the use of fuel surcharges or other pricing practices, in violation of the U.S. federal antitrust laws. Polar LLC’s counsel has been periodically meeting with the Antitrust Division staff and has been fully cooperating with the staff in its investigation. On April 28, 2009, Polar received a letter from the Antitrust Division staff informing it that it is a target of a grand jury investigation in the Northern District of Georgia in connection with the above referenced matters. This means that the Antitrust Division may ask the grand jury to indict Polar at some future time. While the letter was addressed to Polar, we believe it was intended for Polar LLC, as Polar was not an operating company during any of the periods subject to the investigation. In the event that Polar LLC is indicted, Polar LLC intends to defend itself vigorously. The Company is unable to reasonably predict the outcome of this matter or the related investigations and litigation described below. If Polar LLC is unable to resolve this matter or is formally charged by the Antitrust Division as a result of this investigation, or if the Company were to incur an unfavorable outcome in connection with one or more of the related investigations or the litigation described below, it could have a material adverse effect on the Company’s business, results of operations and financial condition.
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
     The Company, Polar LLC and a number of other cargo carriers have also been named as defendants in civil class action suits in the provinces of Ontario and Quebec, Canada that are substantially similar to the class action suits in the United States. The Company is unable to reasonably predict the outcome of this matter or the related investigations and litigation described above.
Korean Fair Trade Commission Inquiry
     On August 26, 2008, both Polar and Polar LLC received a written inquiry from the Korean Fair Trade Commission (the “KFTC”) seeking data and other information in support of a broad investigation it is conducting into possible anti-competitive behavior relating to international air freight transportation services for which Korea is either the freight origin or destination. On October 24, 2008, the Company submitted materials in response to the initial KFTC request. Polar and Polar LLC subsequently have responded to various follow up information requests. The KFTC investigation is ongoing.
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
Brazilian Customs Claim
     Polar LLC was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Polar LLC Scheduled

Service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The claims, seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, currently are for approximately $10.1 million and $5.5 million, respectively, based on June 30, 2009 exchange rates.
     The Company has presented defenses in each case to the customs authority in Campinas, Brazil. The customs authority has not yet ruled on the Company’s defense to the $10.1 million claim, and it denied the Company’s defense to the other claim at the first level of the administrative process. The Company appealed the administrative decision to the Council of Contributors, which met on November 6, 2007 to decide the appeal and hear further argument presented by the Company’s local counsel. At the hearing, the Company presented additional defenses, which resulted in the Council of Contributors requesting the customs authority to provide additional evidence in support of its claim. The Council of Contributors recently dismissed a portion of the claim and the appeal of the remainder of the claim, now valued at $5.5 million, remains pending. If the appeal is denied by the Council of Contributors, the Company intends to pursue further appeals in the Brazilian federal court.
     In both cases, the Company believes that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, the Company may seek appropriate indemnity from the shipper in each claim as necessary.
     The Company is currently defending these and other Brazilian customs claims and believes that the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect the Company’s financial condition, results of operations or liquidity.
Other
     The Company has certain other contingencies resulting from litigation, labor grievances and contract administrations and claims incident to the ordinary course of business. Management believes that the ultimate disposition of such other contingencies is not expected to materially affect the Company’s financial condition, results of operations or liquidity.
6. Rights Plan
     On May 26, 2009, the Company’s board of directors adopted a stockholder rights plan (the “Rights Plan”) as set forth in the Rights Agreement, dated May 26, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent (the “Rights Agreement”). Pursuant to the terms of the Rights Agreement, the board of directors declared a dividend distribution of one stock purchase right (a “Right”) for each outstanding share of Common Stock, par value $0.01 per share, of the Company (the “Common Stock”) to stockholders of record as of the close of business on June 5, 2009 (the “Record Date”). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the date of a triggering event. Under the Rights Plan, one Right will be issued for each share of Common Stock outstanding and would initially represent the right, under certain circumstances, to purchase, at an exercise price of $55.00 per Right, the number of shares of Common Stock having a market value of two times the exercise price of the Right. Initially, the Rights are not exercisable and are attached to and trade with all shares of Common Stock outstanding as of, and issued subsequent to, the Record Date. The Company has determined that the Rights Plan has no current accounting impact as the Rights have no value due to significant contingencies associated with the Rights. If a trigger event occurs, the exercise of the Rights would result in substantial dilution of the number of shares of Common Stock outstanding in the calculation of earnings per share.
     The Rights will separate from the Common Stock and will become exercisable upon (a) the earlier of (i) the close of business on the tenth business day following the earlier of (1) the first public announcement that a person, entity or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by a stockholder and (2) the date on which a majority of the Company’s board of directors has actual knowledge that an Acquiring Person has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock (the date of said announcement being referred to as the “Stock Acquisition Date”), or (ii) the close of business on the tenth business day following the commencement of a tender offer or exchange offer that could result, upon its consummation, in a person or group becoming the beneficial owner of 15% or more of the outstanding shares of Common Stock or (b) such later date as the Company’s board of directors may determine (the “Distribution Date”). A person who would otherwise be an Acquiring Person upon the adoption of the Rights Agreement will not be considered an Acquiring Person unless and until such person, or any affiliate of such person, acquires beneficial ownership of additional shares of Common Stock after the adoption of the Rights Agreement (other than pursuant to a stock dividend or stock split), in which case such person shall be an Acquiring Person.

     In the event that a Stock Acquisition Date occurs, proper provision will be made so that each holder of a Right (other than an Acquiring Person or its associates or affiliates, whose Rights shall become null and void) will thereafter have the right to receive, upon exercise, that number of shares of Common Stock (or, in certain circumstances, including if there are insufficient shares of Common Stock to permit the exercise in full of the Rights, shares or units of preferred stock, other securities, cash or property, or any combination of the foregoing) having a market value of two times the Exercise Price of the Right (such right being referred to as the “Subscription Right”).
     In the event that, at any time following the Stock Acquisition Date, (i) the Company consolidates with, or merges with and into, any other person, and the Company is not the continuing or surviving corporation, (ii) any person consolidates with the Company, or merges with and into the Company and the Company is the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of Common Stock are changed into or exchanged for stock or other securities of any other person or cash or any other property, or (iii) more than 40% of the Company’s assets or earning power is sold or otherwise transferred, each holder of a Right (other than an Acquiring Person or its associates or affiliates, whose Rights shall become null and void) will thereafter have the right to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the Exercise Price of the Right (such right being referred to as the “Merger Right”). The holder of a Right will continue to have the Merger Right whether or not such holder has exercised the Subscription Right. Rights that are or were beneficially owned by an Acquiring Person may (under certain circumstances specified in the Rights Agreement) become null and void.
     The Rights, however, would not be triggered by any person or group that was a beneficial owner of 15% or more of AAWW’s outstanding Common Stock on the date of the adoption of the Rights Plan, unless such person or group acquires beneficial ownership of additional shares of Common Stock in the future (other than pursuant to a stock dividend or stock split). Until a Right is exercised, the holder will have no rights as a stockholder of the Company (beyond those as an existing stockholder), including the right to vote or to receive dividends.
     The Company may redeem the Rights at the redemption price of $0.01 per Right, subject to adjustment, at any time prior to the earlier of May 25, 2012, the expiration date of the Rights, or the date of distribution of the Rights, as determined under the plan.
7. Financial Instruments
     SFAS No. 157 defines fair value as the price that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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
     In accordance with SFAS No. 157, the Company determined that the non-financial assets acquired and liabilities assumed for GSS in April 2008, as discussed in Note 2, were derived from unobservable Level 3 inputs.
     In September 2008, based on market conditions, the Company changed the valuation technique for the Company’s investment in the Primary Fund from Level 1 to Level 3. The Company adjusted its Level 1 fair value measurement of the Primary Fund by reducing the value of the fund by the estimated amount of the losses expected to be incurred by the Primary Fund related to its holdings in Lehman Brothers. On May 26, 2009, the SEC filed a motion seeking, among other things, the immediate pro-rata distribution of all funds currently held by the Primary Fund, including the $3.5 billion set aside. The SEC’s distribution plan that the court is considering proposes that all investors will receive their pro-rata distribution, resulting in a recovery that the SEC believes would be equal to approximately 98.4 cents per share. During the second quarter of 2009, the Company adjusted its previously recorded reserve to represent a 1.6 cent per share potential loss. Changes in market conditions could result in further adjustments to the fair value of this investment (see Note 2).

     The following table reflects the activity for our Short-term investments measured at fair value using Level 3 inputs for the six months ended June 30, 2009:

Short-term
Investments
Balance at December 31, 2008	$13,138
Total losses, realized or unrealized included in earnings	(70)
Distributions received	(4,540)

Balance at June 30, 2009	$8,528

     The Company maintains cash and cash equivalents with various high-quality financial institutions. The carrying value for cash and cash equivalents, trade receivables and payables approximates their fair value.
     The Company’s long-term debt is not actively traded and no active market for comparable instruments exists. Therefore, it is not practicable for the Company to estimate the fair value.
8. Earnings Per Share
     Basic earnings per share (“EPS”) represent net income / (loss) divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income (loss) divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive restricted shares and options that were out of the money or due to losses incurred for the three and six months ended June 30, 2009 and 2008, were 0.2 million and 0.1 million, respectively, and were excluded.
     The calculations of basic and diluted EPS for the three and six months ended June 30 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Numerator:
Net Income / (Loss) Attributable to Common Stockholders	$11,330	$1,530	$34,715	$(3,801)

Denominator:
Basic EPS weighted average shares outstanding	20,906	21,506	20,892	21,465
Effect of dilutive stock options and restricted stock	156	150	82	—

Diluted EPS weighted average shares outstanding	21,062	21,656	20,974	21,465

EPS:
Basic	$0.54	$0.07	$1.66	$(0.18)

Diluted	$0.54	$0.07	$1.66	$(0.18)

     The calculation of diluted shares is calculated per SFAS No. 128, Earnings per Share, and reflects the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include 0.3 million restricted shares and units in which performance or market conditions were not satisfied for the three and six months ended June 30, 2009 and 2008.
9. Taxes
     The Company’s effective income tax rates consist of an expense of 40.8% and 79.8% for the three months ended June 30, 2009 and 2008, respectively, and an expense of 39.7% and 118.0% for the six months ended June 30, 2009 and 2008, respectively. The effective rates differ from the statutory rate primarily due to losses incurred by Titan in 2009 and by Polar in 2008, as well as the non-deductibility of certain items for tax purposes and the relationship of these items to the Company’s projected operating results for the year. The Company did not record income tax benefits related to the losses of Titan and Polar because they had no prior period income to apply against these losses, and, therefore, the losses may only offset future income. During 2009, Polar was not part of the Company’s consolidated financial statements.
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
     During the second quarter, the Company reduced, through Additional paid-in capital (“APIC”), a $2.7 million deferred tax liability related to a prior period. The initial recording of the deferred tax liability and its reversal through APIC are in accordance with the application of fresh-start accounting.
10. Subsequent Event
     The Company assessed events occurring to the date of the balance sheet through August 5, 2009, the date the Financial Statements were issued, for potential recognition and disclosure in the Financial Statements. No events have occurred that would require adjustment to or disclosure in the Financial Statements.

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
     Global air freight demand is highly correlated with global gross domestic product and the slowdown in global economic activity in 2008 resulted in an unprecedented decline in air freight volumes in the second half of 2008, which continued into the first half of 2009. We believe that our business model, which focuses on deployment of modern and efficient 747-400 assets in long-term ACMI contracts and older 747-200 assets in the AMC and Commercial Charter markets, positions us well to meet the challenges of the market environment.
     We believe that our existing fleet of 22 modern, high-efficiency 747-400 aircraft represents one of the most efficient freighter fleets in the market. Our primary placement for these aircraft will continue to be long-term ACMI outsourcing contracts with high-credit-quality customers. We will opportunistically displace further 747-200 AMC and Commercial Charter flying to the extent that additional ACMI contract opportunities do not arise in this difficult market environment.

Our growth plans are focused on the further enhancement of our ACMI market position with our order of 12 new, state-of-the-art 747-8F aircraft, which Boeing has scheduled to deliver at the earliest in late 2010 continuing through the end of 2011. We are currently the only wet lease operator offering these aircraft to the ACMI leasing market. In addition to our order, we also hold rights to purchase up to an additional 14 747-8F aircraft, providing us with flexibility to further expand our fleet in response to market conditions.
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
     Our primary service offerings are:
     Freighter aircraft leasing services, which encompass the following:
•	ACMI, whereby we provide outsourced operating solutions including the provision of crew, maintenance and insurance for the aircraft, while customers assume fuel, demand and yield risk. ACMI contracts typically range from three to six years for 747-400s and shorter periods for 747-200s. Included in ACMI is the provision of Express Network ACMI, whereby we provide dedicated 747-400 aircraft to Polar that service the requirements of DHL’s global express operations and other Polar customers. Beginning on April 8, 2009, we consolidated GSS and the aircraft that were dry leased to GSS are now included in ACMI (see Note 2 to our Financial Statements);

•	Dry Leasing, whereby we provide aircraft and engine leasing solutions to third parties for one or more dedicated aircraft for one-to five-year periods. We provide Dry Leasing services to GSS, a private company in which we own a 49% interest. Beginning on April 8, 2009, we consolidated GSS and the aircraft that are dry leased to GSS are now included in ACMI after that date.
     Charter services, which encompass the following:
•	AMC Charter services, whereby we provide air cargo services for the AMC;

•	Commercial Charter, whereby we provide all-inclusive cargo aircraft charters to brokers, freight forwarders, direct shippers and airlines. In addition, following the Commencement Date, the Commercial Charter business segment provides airport-to-airport air cargo services to freight forwarders and other shipping customers in limited markets.
     We look to achieve our strategy through:
•	Delivering superior service quality to our valued customers;

•	Actively managing our fleet with a focus on leading-edge aircraft;

•	Focusing on securing long-term contracts;

•	Driving significant ongoing efficiencies and productivity improvements;

•	Selectively pursuing and evaluating future aircraft acquisitions and alliances; and,

•	Building our brand and increasing market share.
See “Business Overview” and “Business Strategy” in our 2008 Annual Report on Form 10-K for additional information.

Financial Overview
     Our Results of Operations for the first half of 2009 have been impacted by several important factors that affect comparisons to 2008. First, we deconsolidated Polar as of the Commencement Date in 2008. Our 2008 Operating Statistics, Operating Revenue and Operating Expenses reflect the consolidation of Polar and its Scheduled Service business prior to the Commencement Date in 2008, while our 2009 results do not.
     Prior to the Commencement Date, Polar provided scheduled air cargo services to freight forwarders and agents. Polar operated airport-to-airport routes on a specific schedule, and customers paid to have their freight carried on that route and schedule. Subsequent to the Commencement Date, the revenue related to the aircraft supporting Polar is now reflected as Express Network in ACMI.
     Second, on April 8, 2009, we consolidated GSS into our operating results. Our 2009 Operating Statistics, Operating Revenue and Operating Expenses reflect the consolidation of GSS in ACMI as of that date. Previously, GSS was accounted for under the equity method and the revenue generated by the three aircraft dry leased to GSS was reflected in Dry Leasing (see Note 2 to our Financial Statements).
     Third, general worldwide economic conditions experienced a downturn due to the sequential effects of the sub-prime lending crisis, general credit declines, economic recession, market declines, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions resulted in reduced demand for products being shipped by air for our ACMI customers, causing many of them to fly below their minimum contractual Block Hours during the first half of 2009.
     Fourth, while AMC demand for the first half of 2009 was relatively flat compared to the first half of 2008, it had been trending sequentially downward during the second half of 2008. However, during the first half of 2009, AMC demand rebounded due to increased requirements to support the U.S. military. This led to an increase in AMC Block Hours of approximately 15.6% compared to the second half of 2008.
Results of Operations
Three Months Ended June 30, 2009 and 2008
Operating Statistics
     As noted above, our 2009 Operating Statistics were impacted by the deconsolidation of Polar following the Commencement Date and the consolidation of GSS on April 8, 2009 (see Note 2 to our Financial Statements). All Express Network ACMI Block Hours for the aircraft flown by Polar subsequent to the Commencement Date are reflected as ACMI Block Hours, and there was no Scheduled Service activity during 2009. Prior to the Commencement Date in 2008, all Express Network ACMI Block Hours were reflected as Scheduled Service. Block Hours flown by GSS are reflected as ACMI Block Hours beginning on April 8, 2009. The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.
     The table below sets forth selected Operating Statistics for the three months ended June 30:

			Increase /	Percent
	2009	2008	(Decrease)	Change
Block Hours
ACMI	18,484	12,587	5,897	46.8%
AMC Charter	5,082	5,249	(167)	(3.2)%
Commercial Charter	2,683	1,246	1,437	115.3%
Scheduled Service	—	12,073	(12,073)	(100.0)%
Other	59	209	(150)	(71.8)%

Total Block Hours	26,308	31,364	(5,056)	(16.1)%

			Increase /	Percent
	2009	2008	(Decrease)	Change
Revenue Per Block Hour
ACMI	$6,623	$6,058	$565	9.3%
AMC Charter	15,356	21,291	(5,935)	(27.9)%
Commercial Charter	13,264	19,559	(6,295)	(32.2)%
Fuel
AMC
Average fuel cost per gallon	$1.55	$2.86	$(1.31)	(45.8)%
Fuel gallons consumed (000s)	15,504	17,242	(1,738)	(10.1)%
Commercial Charter and Scheduled Service
Average fuel cost per gallon	$1.70	$3.61	$(1.91)	(52.9)%
Fuel gallons consumed (000s)	8,976	43,647	(34,671)	(79.4)%

Fleet (average during the period)
Aircraft count	28.7	29.9	(1.2)	(4.0)%
Dry leased*	0.3	5.3	(5.0)	(94.3)%
Out-of-service*	2.0	—	2.0	—

*	Dry Leased and Out-of-service aircraft are not included in the operating fleet average aircraft count.
Operating Revenues
     Our 2009 Operating Revenues reflect the deconsolidation of Polar following the Commencement Date and the consolidation of GSS beginning April 8, 2009. As noted above, we did not have any Scheduled Service revenue during 2009. The following table compares our Operating Revenues for the three months ended June 30 (in thousands):

			Increase /	Percent
	2009	2008	(Decrease)	Change
Operating Revenues
ACMI	$122,419	$76,247	$46,172	60.6%
AMC Charter	78,037	111,756	(33,719)	(30.2)%
Commercial Charter	35,588	24,370	11,218	46.0%
Dry Leasing	1,011	12,984	(11,973)	(92.2)%
Scheduled Service	—	213,423	(213,423)	(100.0)%
Other	2,946	—	2,946	—

Total Operating Revenues	$240,001	$438,780	$(198,779)	(45.3)%

     ACMI revenue increased $46.2 million, or 60.6%, primarily due to $42.7 million of Express Network ACMI flying in the second quarter of 2009 (which began October 27, 2008) and $18.9 million from the consolidation of GSS (beginning April 8, 2009), partially offset a reduction in ACMI flying of approximately $15.4 million. ACMI Block Hours were 18,484 in the second quarter of 2009, compared to 12,587 in the second quarter of 2008, an increase of 5,897 Block Hours, or 46.8%. The increase in Block Hours was driven by six additional aircraft supporting Express Network ACMI flying during the second quarter of 2009, which were previously reported as Scheduled Service in 2008, and the inclusion of three aircraft flown by GSS during the second quarter of 2009, which were previously reported as Dry Leasing. Partially offsetting these increases was a reduction in Block Hours due to ACMI customers that flew below contractual minimums. In addition, one 747-400 that was returned at the end of its ACMI contract in March 2009 was redeployed to AMC and Commercial Charter. In the second quarter of 2009, there was an average of 17.0 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI compared to an average of 11.1 747-400 aircraft and 1.4 747-200 aircraft for the comparable period in 2008. Revenue per Block Hour was $6,623 for the second quarter of 2009, compared to $6,058 for the second quarter of 2008, an increase of $565 per Block Hour, or 9.3%. The increase in Revenue per Block Hour was primarily driven by an increase in ACMI customers that flew below contractual Block Hours but were billed for those hours.
     AMC Charter revenue decreased $33.7 million, or 30.2%, primarily due to a lower fuel component in AMC Charter Revenue per Block Hour and a slight reduction in flying. AMC Charter Block Hours were 5,082 in the second quarter of 2009 compared to 5,249 in the second quarter of 2008, a decrease of 167 Block Hours, or 3.2%. On April 1, 2009, the AMC reduced the average “pegged” fuel price to $1.55 per gallon compared to an average “pegged” fuel price of $2.86 for the second quarter of 2008. The decrease in the “pegged” fuel price was the primary driver of the reduction in AMC Charter Revenue per Block Hour from $21,291 for the second quarter of 2008 to $15,356 for the second quarter of 2009, a decrease of $5,935 or 27.9%.
     Commercial Charter revenue increased $11.2 million, or 46.0%, due to an increase in Block Hours flown, which was partially offset by a decrease in Revenue per Block Hour. Revenue per Block Hour was $13,264 in the second quarter of 2009, compared to $19,559 in the second quarter of 2008, a decline of $6,295 per Block Hour or 32.2%. The decline was caused by pricing decreases related to the reduction in the cost of fuel and by more aggressive charter pricing demands by our customers during the second quarter of 2009 compared to the second quarter of 2008. Commercial Charter Block Hours were 2,683 in the second quarter of 2009, compared to 1,246 in the same period of 2008, an increase of 1,437 or 115.3%. The increase in Block Hours was the result of the redeployment of 747-400 aircraft returned from ACMI and the flying of charters to and from South America. The deployment of 747-400 aircraft in Commercial Charter gives us a competitive advantage over other cargo airlines that primarily offer smaller aircraft. In addition, we have been able to increase the number of Commercial Charters from Asia to the U.S. as the return legs of one-way AMC missions. The increase in Block Hours was partially offset by a reduction of 747-200 Block Hours due to the retirement of certain of our older 747-200 aircraft at the end of 2008.
     Dry Leasing revenue decreased $12.0 million or 92.2% primarily as a result of a $9.8 million reduction related to the consolidation of GSS. On April 8, 2009, upon the consolidation of GSS, the three 747-400 aircraft that GSS wet leases to British Airways and the associated revenues are now included in ACMI. The Dry Lease revenue for those aircraft that were previously reported in Dry Leasing was eliminated in consolidation. During the second quarter of 2009, we had an average of 0.3 747-400 aircraft on Dry Lease to third parties compared to an average of 3.0 747-400 aircraft and 2.0 747-200 aircraft on Dry Lease to third parties during the second quarter of 2008. The average of 0.3 747-400 aircraft that were Dry Leased during the second quarter of 2009 represents the period of April 1st through April 7th, when GSS was accounted for under the equity method. We experienced customer defaults on three Dry Leased 747-200 aircraft in the second quarter of 2008 as the two customers leasing those aircraft filed for protection under local insolvency laws. The returned aircraft have been either parked or sold.
     Scheduled Service revenue decreased $213.4 million as we ceased to provide this type of service following the Commencement Date in 2008 and the revenue related to the aircraft supporting Polar is now reflected in ACMI.
     Other revenue increased $2.9 million primarily due to revenue related to management and administrative support services provided to Polar. See Note 2 to our Financial Statements.
Operating Expenses
     Our 2009 Operating Expenses reflect the deconsolidation of Polar following the Commencement Date in 2008 and the consolidation of GSS beginning on April 8, 2009. The expense line items impacted are discussed below. The following table compares our operating expenses for the three months ended June 30 (in thousands):

			Increase /	Percent
	2009	2008	(Decrease)	Change
Operating Expenses
Salaries, wages and benefits	$52,349	$52,845	$(496)	(0.9)%
Aircraft fuel	39,288	207,031	(167,743)	(81.0)%
Aircraft rent	37,330	40,869	(3,539)	(8.7)%
Maintenance, materials and repairs	41,597	40,271	1,326	3.3%
Depreciation	7,597	12,817	(5,220)	(40.7)%
Landing fees and other rent	10,233	20,213	(9,980)	(49.4)%
Travel	6,498	12,882	(6,384)	(49.6)%
Ground handling and airport fees	3,452	19,096	(15,644)	(81.9)%
Gain on disposal of aircraft	—	(2,726)	(2,726)	—
Other	16,126	22,169	(6,043)	(27.3)%

Total Operating Expense	$214,470	$425,467	$(210,997)	(49.6)%

     Salaries, wages and benefits decreased $0.5 million, or 0.9%, primarily due to a $4.7 million reduction attributable to the deconsolidation of Polar and a net reduction in crew and ground staff costs of $1.9 million, partially offset by a $3.4 million increase related to the consolidation of GSS. In 2008, we released employment tax reserves related to the successful resolution of an examination with the IRS resulting in a $2.7 million non-recurring benefit.

     Aircraft fuel expense decreased $167.7 million, or 81.0%, as a result of $123.8 million of reduced consumption and approximately $43.9 million in fuel price decreases. Of the $123.8 million in volume decreases, approximately $122.9 million was due to the deconsolidation of Polar. The average fuel price per gallon for the Commercial Charter business was approximately $1.70 for the second quarter of 2009, compared to approximately $3.61 for the Commercial Charter and Scheduled Service businesses in the second quarter of 2008, a decrease of 52.9%. Fuel consumption for these businesses decreased by 34.7 million gallons, or 79.4%, of which 34.2 million gallons was due to the deconsolidation of Polar. The average fuel price per gallon for the AMC Charter business was approximately $1.55 in the second quarter of 2009, compared to approximately $2.86 in the second quarter of 2008, a decrease of 45.8%. AMC fuel consumption decreased by 1.7 million gallons or 10.1%. The decrease in AMC fuel consumption was commensurate with the decrease in Block Hours operated in that segment as well as increased flying of more efficient 747-400 aircraft. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.
     Aircraft rent decreased $3.5 million, or 8.7%, primarily due to a $1.5 million decrease in re-accommodated air service, a $1.6 million decrease in engine rent expense for spare engines and a $0.4 million decrease related to the termination of a 747-200 operating lease in December 2008. Re-accommodated air costs are incurred in situations whereby we utilize other airlines to transport freight to airports that we do not serve directly.
     Maintenance, materials and repairs increased $1.3 million, or 3.3%, primarily due to a $5.1 million increase related to the consolidation of GSS, partially offset by decreases in line maintenance expense and other non-heavy maintenance expense of approximately $3.8 million. The decreases in line maintenance expense were the result of reduced Block Hours in the second quarter of 2009 compared to 2008 and cost reduction initiatives such as the use of spare parts from retired 747-200 aircraft rather than incurring repair expenses. There were eight engine overhauls in the second quarter of 2009 compared to ten during the same period of 2008. There were no C Checks on 747-200 aircraft and five C Checks on 747-400 aircraft during the second quarter of 2009, compared to two C Checks on 747-200 and no C Checks on 747-400 aircraft during the second quarter of 2008. There were no 747-200 D Checks and one 747-400 D Check in the second quarter of 2009 and no 747-200 D Checks and one 747-400 D Check in 2008. During the second quarter of 2009, we experienced an increase in the cost of heavy maintenance checks and engine overhauls supporting our 747-400 aircraft compared to the same period in 2008.
     Depreciation and amortization decreased $5.2 million, or 40.7%, primarily due to the retirement of several of our older 747-200 aircraft in late 2008.
     Landing fees and other rent decreased $10.0 million, or 49.4%, substantially all of which was due to the reduction in Block Hour volumes. Approximately $9.4 million of the reduction was due to the deconsolidation of Polar. We generally do not incur landing fees for our ACMI service as the cost is borne by the customer.
     Travel decreased $6.4 million, or 49.6%, primarily due to a $1.6 million reduction related to lower Block Hours and a $3.6 million improvement in costs resulting from travel reimbursements from ACMI customers, management’s cost reduction initiatives and a smaller 747-200 fleet. The 747-200 aircraft requires a three-person crew compared to a two person crew on 747-400 aircraft resulting in lower crew travel costs. In addition, ground staff travel improved by approximately $1.9 million due to the deconsolidation of Polar, partially offset by a $0.6 million increase related to the consolidation of GSS.
     Ground handling and airport fees decreased $15.6 million, or 81.9%, of which $15.7 million was due to the deconsolidation of Polar, partially offset by a $0.4 million increase related to the consolidation of GSS. In addition, $0.3 million of the reduction was related to a change in the type of flying and as a result of negotiating rate reductions.
     Gain on disposal of aircraft in the second quarter of 2008 was the result of the disposal of aircraft tail number N527FT, which was damaged and subsequently scrapped (except for engines and other valuable rotable parts) after we reached a settlement with our insurer.
     Other operating expenses decreased $6.0 million, or 27.3%, primarily related to a $2.1 million reduction in AMC commissions related to reduced AMC Charter revenue, a $2.1 million reduction in the use of contractors and a $0.9 million reduction in freight costs. These expense reductions, among others, are the result of executing our cost reduction initiatives. Partially offsetting these decreases was a non-recurring $1.8 million benefit from reduced interest regarding a settlement with the IRS on an employment tax examination in 2008. In addition, $1.4 million of the decrease was due to the deconsolidation of Polar, which was offset by a $1.5 million increase related to the consolidation of GSS.

     Non-operating Expenses / (Income)
     Our 2009 Non-operating Expenses / (Income) reflect the deconsolidation of Polar following the Commencement Date in 2008 and the consolidation of GSS since April 8, 2009. The Non-operating Expenses / (Income) line items impacted are discussed below. The following table compares our non-operating expenses for three months ended June 30 (in thousands):

			Increase /	Percent
	2009	2008	(Decrease)	Change
Non-operating Expenses / (Income)
Interest income	$(628)	$(3,118)	$(2,490)	(79.9)%
Interest expense	11,344	11,709	(365)	(3.1)%
Capitalized interest	(3,083)	(2,274)	809	35.6%
Gain on consolidation of subsidiary	(113)	—	113	—
Other expense (income), net	173	607	(434)	(71.5)%
     Interest income decreased $2.5 million, or 79.9%, primarily due to a reduction in the effective yield on cash and cash equivalents as global interest rates dropped in 2009.
     Interest expense decreased $0.4 million, or 3.1%, due to reductions in debt balances of higher-rate debt through principal payments, partially offset by additional borrowings under our pre-delivery deposit financing facility on five of our twelve 747-8F orders. Both the pre-delivery deposit financing facility and the term loans have variable interest rates that are currently lower than interest rates on our fixed-rate debt. Long- and short-term debt and capital leases averaged approximately $650.4 million in 2009 compared to approximately $468.5 million in 2008.
     Capitalized interest increased $0.8 million, or 35.6%, primarily due to additional borrowings under our pre-delivery deposit financing facility on our 747-8F aircraft order, partially offset by lower variable interest rates during 2009.
     Gain on consolidation of subsidiary of $0.1 million represents the gain recorded on the conversion of GSS from the equity method of accounting to consolidation (see Note 2 to our Financial Statements).
     Other expense (income), net improved by $0.4 million, primarily due to a $0.4 million non-recurring insurance recovery.
     Income taxes. Our effective income tax rates were 40.8% and 79.8% for the three months ended June 30, 2009 and 2008, respectively. Our effective rates differ from the statutory rate primarily due to losses incurred by Titan in 2009 and by Polar in 2008, for which no tax benefits were recorded, as well as the non-deductibility of certain items for tax purposes.
Segments
     Beginning April 8, 2009, GSS results of operations are included in the ACMI segment (see Note 2 to our Financial Statements). Prior to that date, revenue from the Dry Leases to GSS was shown in the Dry Leasing segment. The following table compares the Direct Contribution for our reportable segments (see Note 3 to our Financial Statements for the reconciliation to Operating income / (loss)) for the three months ended June 30 (in thousands):

			Increase /	Percent
	2009	2008	(Decrease)	Change
Direct Contribution:
ACMI	$19,394	$18,530	$864	4.7%
AMC Charter	23,582	28,034	(4,452)	(15.9)%
Commercial Charter	306	(2,186)	2,492	114.0%
Dry Leasing	(407)	3,356	(3,763)	(112.1)%
Scheduled Service	—	(20,009)	20,009	100.0%

Total Direct Contribution	$42,875	$27,725	$15,150	54.6%

Unallocated income and expenses	$25,150	$24,062	$1,088	4.5%

ACMI Segment
     Direct Contribution relating to the ACMI segment increased $0.9 million, or 4.7%. During the second quarter of 2009, there was an average of 17.0 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI compared to an average of 11.1 747-400 aircraft and 1.4 747-200 aircraft supporting ACMI in the second quarter of 2008. ACMI segment Direct

Contribution increased due to additional 747-400 aircraft supporting the Express Network ACMI after the Commencement Date in 2008, and an increase in unflown Block Hours, which improved our ACMI Revenue per Block Hour. Partially offsetting these improvements were increased heavy maintenance expense on 747-400 aircraft. Also impacting the ACMI segment were the results of operations for the three 747-400 aircraft from the consolidation of GSS (beginning April 8, 2009), which were previously in the Dry Leasing segment.
AMC Charter Segment
     Direct Contribution relating to the AMC Charter segment decreased $4.5 million, or 15.9%, primarily due to decreases in revenue driven by reductions in the “pegged” price for fuel, a slight reduction in Block Hours during the second quarter of 2009 and an increase in crew costs as we reduced the 747-200 fleet size and retrained our crew. In addition, AMC commissions decreased corresponding to the decrease in AMC revenue. Partially offsetting the decrease in AMC revenue was an improvement in maintenance expense on the 747-200 aircraft allocated to the AMC segment and a reduction in aircraft fuel expense as fuel prices decreased.
Commercial Charter Segment
     Direct Contribution relating to the Commercial Charter segment increased $2.5 million, or 114.0%, primarily due to an improvement in maintenance expense on the 747-200 aircraft allocated to this segment and a reduction in aircraft fuel expense as fuel price decreases outpaced reductions in Revenue per Block Hour. Offsetting the decreases was an increase in crew costs as we reduced the 747-200 fleet size and retrained our crew. While Commercial Charter pricing has weakened, we have been able to deploy 747-400 aircraft in place of 747-200 aircraft, which gives us a competitive advantage over other cargo airlines. During the period, we experienced increased Commercial Charter activity to and from South America and out of Asia compared to the second quarter of 2008. In the fourth quarter of 2008, we began 747-400 Commercial Charter service to and from South America.
Dry Leasing Segment
     Direct Contribution relating to the Dry Leasing segment decreased $3.8 million shifting to a loss, primarily due to the consolidation of GSS. Beginning April 8, 2009, upon the consolidation of GSS, the three 747-400 aircraft that GSS wet leases to British Airways and the associated Direct Contribution that were previously reported in Dry Leasing are now included in ACMI. During the second quarter of 2009, we had an average of 0.3 747-400 aircraft and no 747-200 aircraft on Dry Lease compared to an average of 3.0 747-400 aircraft and 2.0 747-200 aircraft on Dry Lease to third parties during the second quarter of 2008. We experienced customer defaults on three Dry Leased 747-200 aircraft in the second quarter of 2008 as the two customers leasing these aircraft filed for protection under local insolvency laws. The returned aircraft have been either parked or sold.
Scheduled Service Segment
     Direct Contribution relating to the Scheduled Service segment ceased to exist after the Commencement Date in 2008 and the Direct Contribution related to the aircraft supporting Polar is now reflected in ACMI.
Unallocated income and expenses
     Unallocated income and expenses were essentially unchanged from the prior year.
Six Months Ended June 30, 2009 and 2008
Operating Statistics
     As noted above, our 2009 Operating Statistics were impacted by the deconsolidation of Polar following the Commencement Date and the consolidation of GSS on April 8, 2009 (see Note 2 to our Financial Statements). All Express Network ACMI Block Hours for the aircraft flown by Polar subsequent to the Commencement Date are reflected as ACMI Block Hours, and there was no Scheduled Service activity during 2009. Prior to the Commencement Date in 2008, all Express Network ACMI Block Hours were reflected as Scheduled Service. Block Hours flown by GSS are reflected as ACMI Block Hours beginning on April 8, 2009. The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

     The table below sets forth selected Operating Statistics for the six months ended June 30:

			Increase /	Percent
	2009	2008	(Decrease)	Change
Block Hours
ACMI	35,145	25,648	9,497	37.0%
AMC Charter	9,478	9,822	(344)	(3.5)%
Commercial Charter	4,487	2,989	1,498	50.1%
Scheduled Service	—	21,830	(21,830)	(100.0)%
Other	106	419	(313)	(74.7)%

Total Block Hours	49,216	60,708	(11,492)	(18.9)%

Revenue Per Block Hour
ACMI	$6,757	$6,013	$744	12.4%
AMC Charter	16,735	20,946	(4,211)	(20.1)%
Commercial Charter	13,509	17,688	(4,179)	(23.6)%

Fuel
AMC
Average fuel cost per gallon	$1.95	$2.72	$(0.77)	(28.3)%
Fuel gallons consumed (000s)	29,274	31,858	(2,584)	(8.1)%
Commercial Charter and Scheduled Service
Average fuel cost per gallon	$1.62	$3.26	$(1.64)	(50.2)%
Fuel gallons consumed (000s)	14,998	81,313	(66,315)	(81.6)%

Fleet (average during the period)
Aircraft count	27.8	30.3	(2.5)	(8.3)%
Dry leased*	1.6	5.4	(3.8)	(70.4)%
Out-of-service*	1.9	0.4	1.5	375.0%

*	Dry Leased and Out-of-service aircraft are not included in the operating fleet average aircraft count.
Operating Revenues
     Our 2009 Operating Revenues reflect the deconsolidation of Polar following the Commencement Date and the consolidation of GSS beginning on April 8, 2009. As noted above, we did not have any Scheduled Service revenue during 2009. The following table compares our Operating Revenues for the six months ended June 30 (in thousands):

			Increase /	Percent
	2009	2008	(Decrease)	Change
Operating Revenues
ACMI	$237,470	$154,222	$83,248	54.0%
AMC Charter	158,611	205,740	(47,129)	(22.9)%
Commercial Charter	60,615	52,864	7,751	14.7%
Dry Leasing	11,811	26,078	(14,267)	(54.7)%
Scheduled Service	—	372,897	(372,897)	(100.0)%
Other	16,001	—	16,001	—

Total Operating Revenues	$484,508	$811,801	$(327,293)	(40.3)%

     ACMI revenue increased $83.2 million, or 54.0%, primarily due to $97.5 million of Express Network ACMI flying in the first half of 2009 (which began October 27, 2008) and $18.9 million from the consolidation of GSS (beginning April 8, 2009), partially offset by a reduction in ACMI flying of approximately $33.2 million. ACMI Block Hours were 35,145 in the first half of 2009, compared to 25,648 in the first half of 2008, an increase of 9,497 Block Hours, or 37.0%. The increase in Block Hours was driven by additional aircraft supporting Express Network ACMI flying, which increased by eight aircraft on the Commencement Date in 2008 and then reduced to six, with the return of two aircraft, at the beginning of the second quarter of 2009. In addition, beginning on April 8, 2009, the three 747-400 aircraft flown by GSS that were previously reported in Dry Leasing are now reported as ACMI. One 747-400 that was returned at the end of its ACMI contract in March 2009 was redeployed to AMC and Commercial Charter. In 2009, there was an average of 16.6 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI compared to an average of 10.6 747-400 aircraft and 1.8 747-200 aircraft for the comparable period in 2008. Revenue per Block Hour was $6,757 for the first half of 2009, compared to $6,013 for the first half of 2008, an increase of $744 per Block Hour, or 12.4%. The increase in Revenue per Block Hour was primarily driven by an increase in ACMI customers that flew below contractual Block Hours but were billed for those hours.
     AMC Charter revenue decreased $47.1 million, or 22.9%, primarily due to a lower fuel component in AMC Charter Revenue per Block Hour and a slight reduction in flying. AMC Charter Block Hours were 9,478 in the first half of 2009 compared to 9,822 in first half of 2008, a decrease of 344 Block Hours, or 3.5%. Beginning January 1, 2009, the AMC reduced the “pegged” fuel price to $2.40 per gallon and again on April 1, 2009, to $1.55 per gallon, compared to an average “pegged” fuel price of $2.72 for the first half of 2008. The decrease in the “pegged” fuel price was the primary driver of the reduction in AMC Charter Revenue per Block Hour from $20,946 for the first half of 2008 to $16,735 for the first half of 2009, a decrease of $4,211 or 20.1%.
     Commercial Charter revenue increased $7.8 million, or 14.7%, due to an increase in Block Hours flown, which was partially offset by a decrease in Revenue per Block Hour. Revenue per Block Hour was $13,509 in the first half of 2009, compared to $17,688 in the first half of 2008, a decline of $4,179 per Block Hour or 23.6%. The decline in Revenue per Block Hour was caused by pricing decreases related to the reduction in the cost of fuel and more aggressive charter pricing during the first half of 2009 compared to the first half of 2008. Commercial Charter Block Hours were 4,487 in the first half of 2009, compared to 2,989 in the same period of 2008, an increase of 1,498 or 50.1%. The increase in Block Hours was the result of the redeployment of 747-400 aircraft returned from ACMI and the flying of charters to and from South America. The deployment of 747-400 aircraft in Commercial Charter gives us a competitive advantage over other cargo airlines that primarily offer smaller aircraft. In addition, we have been able to increase the number of Commercial Charters from Asia to the U.S. as the return legs of one-way AMC missions. The increase in Block Hours was partially offset by a reduction of 747-200 Block Hours due to the retirement of certain of our older 747-200 aircraft at the end of 2008.
     Dry Leasing revenue decreased $14.3 million or 54.7% primarily as a result of a $9.8 million reduction related to the consolidation of GSS. On April 8, 2009, upon the consolidation of GSS, the three 747-400 aircraft that GSS wet leases to British Airways and the associated revenues are now included in ACMI. The Dry Lease revenue for those aircraft that were previously reported in Dry Leasing was eliminated in consolidation. During the first half of 2009, we had an average of 1.7 747-400 aircraft and no 747-200 aircraft on Dry Lease to third parties compared to an average of 3.0 747-400 aircraft and 2.3 747-200 aircraft on Dry Lease to third parties during the first half of 2008. The average of 1.7 747-400 aircraft that were Dry Leased during the first half of 2009 represents the period of January 1st through April 7th, when GSS was accounted for under the equity method. We experienced customer defaults on three Dry Leased 747-200 aircraft in the first half of 2008 as the two customers leasing those aircraft filed for protection under local insolvency laws. The returned aircraft have been either parked or sold.
     Scheduled Service revenue decreased $372.9 million as we ceased to provide this type of service following the Commencement Date in 2008 and the revenue related to the aircraft supporting Polar is now reflected in ACMI.
     Other revenue increased $16.0 million due to the receipt of a $10.0 million fee for the effective early termination of an ACMI contract for two aircraft provided to DHL. In addition, we recorded $5.6 million in revenue related to management and administrative support services provided to Polar. See Note 2 to our Financial Statements.
Operating Expenses
     Our 2009 Operating Expenses reflect the deconsolidation of Polar following the Commencement Date in 2008 and the consolidation of GSS since April 8, 2009. The expense line items impacted are discussed below. The following table compares our operating expenses for the six months ended June 30 (in thousands):

			Increase /	Percent
	2009	2008	(Decrease)	Change
Operating Expenses
Salaries, wages and benefits	$105,017	$111,748	$(6,731)	(6.0)%
Aircraft fuel	81,436	351,522	(270,086)	(76.8)%
Aircraft rent	75,094	80,327	(5,233)	(6.5)%
Maintenance, materials and repairs	70,823	93,843	(23,020)	(24.5)%
Depreciation	15,516	21,183	(5,667)	(26.8)%
Landing fees and other rent	17,792	38,930	(21,138)	(54.3)%
Travel	12,028	26,609	(14,581)	(54.8)%
Ground handling and airport fees	5,769	37,622	(31,853)	(84.7)%
Gain on disposal of aircraft	(957)	(2,726)	(1,769)	—
Other	32,780	45,466	(12,686)	(27.9)%

Total Operating Expense	$415,298	$804,524	$(389,226)	(48.4)%

     Salaries, wages and benefits decreased $6.7 million, or 6.0%, primarily due to a $9.7 million reduction attributable to the deconsolidation of Polar and a net reduction in crew and ground staff costs of $3.1 million, partially offset by a $3.4 million increase related to the consolidation of GSS. In 2008, we released employment tax reserves related to the successful resolution of an examination with the IRS resulting in a $2.7 million non-recurring benefit.
     Aircraft fuel expense decreased $270.1 million, or 76.8%, as a result of $214.0 million of reduced consumption and approximately $56.1 million in fuel price decreases. Of the $214.0 million in volume decreases, approximately $190.6 million was due to the deconsolidation of Polar. The average fuel price per gallon for the Commercial Charter business was approximately $1.62 for the first half of 2009, compared to approximately $3.26 for the Commercial Charter and Scheduled Service businesses in for the first half of 2008, a decrease of 50.2%. Fuel consumption for these businesses decreased by 66.3 million gallons, or 81.6%, of which 58.3 million gallons was due to the deconsolidation of Polar. The average fuel price per gallon for the AMC Charter business was approximately $1.95 in the first half of 2009, compared to approximately $2.72 in the first half of 2008, a decrease of 28.3%. AMC fuel consumption decreased by 2.6 million gallons or 8.1%. The decrease in AMC fuel consumption was commensurate with the decrease in Block Hours operated in that segment as well as increased flying of more efficient 747-400 aircraft. We do not incur fuel expense in our ACMI service as the cost of fuel is borne by the customer.
     Aircraft rent decreased $5.2 million, or 6.5%, primarily due to a $2.4 million decrease in re-accommodated air service, a $1.9 million decrease in engine rent expense for spare engines and a $0.9 million decrease related to the termination of a 747-200 operating lease in December 2008. Re-accommodated air costs are incurred in situations whereby we utilize other airlines to transport freight to airports that we do not serve directly.
     Maintenance, materials and repairs decreased $23.0 million, or 24.5%, primarily due to decreased engine overhauls of approximately $10.6 million, line maintenance expense and other non-heavy maintenance expense of approximately $11.9 million and heavy airframe check expense of approximately $0.5 million, partially offset by a $5.1 million increase related to the consolidation of GSS. The overall decrease in maintenance expense is the result of reduced Block Hours in the first half of 2009 compared to 2008 and cost reduction initiatives such as the use of spare parts from retired 747-200 aircraft rather than incurring line maintenance expenses. There were fourteen engine overhauls in the first half of 2009 compared to twenty-six during the same period of 2008. There were no C Checks on 747-200 aircraft and eight C Checks on 747-400 aircraft during the first half of 2009, compared to five C Checks on 747-200 and no C Checks on 747-400 aircraft during the first half of 2008. There were no 747-200 D Checks and two 747-400 D Checks in the first half of 2009 and no 747-200 D Checks and two 747-400 D Checks in 2008. During the second quarter of 2009, we experienced an increase in the cost of heavy maintenance checks and engine overhauls supporting our 747-400 aircraft compared to the same period in 2008.
     Depreciation decreased $5.7 million, or 26.8%, primarily due to the retirement of several of our older 747-200 aircraft in 2008.
     Landing fees and other rent decreased $21.1 million, or 54.3%, substantially all of which was due to the reduction in Block Hour volumes. Approximately $17.8 million of the reduction was due to the deconsolidation of Polar. We generally do not incur landing fees for our ACMI service as the cost is borne by the customer.
     Travel decreased $14.6 million, or 54.8%, primarily due to a $3.9 million reduction related to lower Block Hours and a $7.9 million improvement in costs resulting from travel reimbursements from ACMI customers, management’s cost reduction initiatives and a smaller 747-200 fleet. The 747-200 aircraft requires a three-person crew compared to a two person crew on 747-400 aircraft resulting in lower crew travel costs. In addition, ground travel improved by approximately $4.0 million due to the deconsolidation of Polar, partially offset by a $0.6 million increase related to the consolidation of GSS.
     Ground handling and airport fees decreased $31.9 million, or 84.7%, of which $29.1 million was due to the deconsolidation of Polar, partially offset by a $0.4 million increase related to the consolidation of GSS. In addition, $3.2 million of the reduction was related to a change in the type of flying and as a result of negotiating rate reductions.
     Gain on disposal of aircraft resulted from the sale of aircraft tail number N920FT and the sale of seven retired engines in 2009. Gain on disposal of aircraft in 2008 was the result of the disposal of aircraft tail number N527FT, which was damaged and subsequently scrapped (except for engines and other valuable rotable parts) after we reached a settlement with our insurer.
     Other operating expenses decreased $12.7 million, or 27.9%, primarily related to a $3.2 million reduction in AMC commissions related to reduced AMC Charter revenue, a $3.8 million reduction in the use of contractors and a $1.5 million reduction in freight costs. These expense reductions, among others, are the result of executing our cost reduction initiatives. Partially offsetting these decreases was a non-recurring $1.8 million benefit from reduced interest regarding a settlement with the IRS on an employment tax examination in 2008. In addition, $2.4 million of the decrease was due to the deconsolidation of Polar, which was offset by a $1.5 million increase related to the consolidation of GSS.
Non-operating Expenses / (Income)
     Our 2009 Non-operating Expenses / (Income) reflect the deconsolidation of Polar following the Commencement Date in 2008 and the consolidation of GSS since April 8, 2009. The Non-operating Expenses / (Income) line items impacted are discussed below. The following table compares our non-operating expenses for six months ended June 30 (in thousands):

			Increase /	Percent
	2009	2008	(Decrease)	Change
Non-operating Expenses / (Income)
Interest income	$(1,470)	$(8,476)	$(7,006)	(82.7)%
Interest expense	23,011	23,092	(81)	(0.4)%
Capitalized interest	(6,120)	(4,049)	2,071	51.1%
Gain on early extinguishment of debt	(2,713)	—	2,713	—
Gain on consolidation of subsidiary	(113)	—	113	—
Other expense (income), net	319	139	180	129.5%
     Interest income decreased $7.0 million, or 82.7%, primarily due to a reduction in the effective yield on cash and cash equivalents as global interest rates dropped in the first half of 2009.
     Interest expense decreased $0.1 million, or 0.4%, due to reductions in debt balances of higher-rate debt through principal payments, partially offset by additional borrowings under our pre-delivery deposit financing facility on five of our twelve 747-8F orders. Both the pre-delivery deposit financing facility and the term loans have variable interest rates that are currently lower than interest rates on our fixed-rate debt. Long- and short-term debt and capital leases averaged approximately $657.5 million in 2009 compared to approximately $443.7 million in 2008.
     Capitalized interest increased $2.1 million, or 51.1%, primarily due to additional borrowings under our pre-delivery deposit financing facility on our 747-8F aircraft order, partially offset by lower variable interest rates during 2009.
     Gain on early extinguishment of debt of $2.7 million resulted from the prepayment of two term loans at a discount in March 2009.
     Gain on consolidation of subsidiary of $0.1 million represents the gain recorded on the conversion of GSS from the equity method of accounting to consolidation (see Note 2 to our Financial Statements).
     Other expense (income), net changed by $0.2 million, primarily due to realized losses on foreign currency transactions of $0.6 million partially offset by a $0.4 million non-recurring insurance recovery. We realized losses as the U.S. dollar strengthened against most foreign currencies during the first quarter of 2009. We do not hedge our foreign currency exposure and, therefore, we record gains and losses when funds are exchanged into U.S. dollars.

     Income taxes. Our effective income tax rates were 39.7% and 118.0% for the six months ended June 30, 2009 and 2008, respectively. Our effective rates differ from the statutory rate primarily due to losses incurred by Titan in 2009 and by Polar in 2008, for which no tax benefits were recorded, as well as the non-deductibility of certain items for tax purposes.
Segments
     Beginning April 8, 2009, GSS results of operations are included in the ACMI segment (see Note 2 to our Financial Statements). Prior to that date, revenue from the Dry Leases to GSS was shown in the Dry Leasing segment. The following table compares the Direct Contribution for our reportable segments (see Note 3 to our Financial Statements for the reconciliation to Operating income / (loss)) for the six months ended June 30 (in thousands):

			Increase /	Percent
	2009	2008	(Decrease)	Change
Direct Contribution:
ACMI	$46,714	$24,229	$22,485	92.8%
AMC Charter	43,276	51,366	(8,090)	(15.7)%
Commercial Charter	2,793	(4,639)	7,432	160.2%
Dry Leasing	2,060	7,752	(5,692)	(73.4)%
Scheduled Service	—	(32,585)	32,585	100.0%

Total Direct Contribution	$94,843	$46,123	$48,720	105.6%

Unallocated income and expenses	$42,330	$52,278	$(9,948)	(19.0)%

ACMI Segment
     Direct Contribution relating to the ACMI segment increased $22.5 million, or 92.8%. During the first half of 2009, there was an average of 16.6 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI compared to an average of 10.6 747-400 aircraft and 1.8 747-200 aircraft supporting ACMI in the first half of 2008. ACMI segment Direct Contribution increased due to additional 747-400 aircraft supporting the Express Network ACMI after the Commencement Date in 2008 and an increase in unflown Block Hours, which improved our ACMI Revenue per Block Hour, partially offset by increased heavy maintenance expense on 747-400 aircraft during the second quarter of 2009. Also impacting the ACMI segment were the results of operations for the three 747-400 aircraft from the consolidation of GSS (beginning April 8, 2009), which were previously in the Dry Leasing segment.
AMC Charter Segment
     Direct Contribution relating to the AMC Charter segment decreased $8.1 million, or 15.7%, primarily due to decreases in revenue driven by reductions in the “pegged” price for fuel, a slight reduction in Block Hours during the first half of 2009 and an increase in crew costs as we reduced the 747-200 fleet size and retrained our crew. In addition, AMC commissions decreased corresponding to the decrease in AMC revenue. Partially offsetting the decrease in AMC revenue was an improvement in maintenance expense on the 747-200 aircraft allocated to the AMC segment and a reduction in aircraft fuel expense as fuel prices decreased.
Commercial Charter Segment
     Direct Contribution relating to the Commercial Charter segment increased $7.4 million, or 160.2%, primarily due to an improvement in maintenance expense on the 747-200 aircraft allocated to this segment, a reduction in landing, parking and overfly expenses and a reduction in aircraft fuel expense as fuel price decreases outpaced reductions in Revenue per Block Hour. Offsetting the decreases was an increase in crew costs as we reduced the 747-200 fleet size and retrained our crew. While Commercial Charter pricing has weakened, we have been able to deploy 747-400 aircraft in place of 747-200 aircraft, which gives us a competitive advantage over other cargo airlines. During the period we experienced increased Commercial Charter activity to and from South America and out of Asia compared to the first half of 2008. In the fourth quarter of 2008, we began 747-400 Commercial Charter service to and from South America.
Dry Leasing Segment
     Direct Contribution relating to the Dry Leasing segment decreased $5.7 million, or 73.4%, primarily due to the consolidation of GSS and decreases in our 747-200 dry leases. Beginning April 8, 2009, upon the consolidation of GSS, the three 747-400 aircraft that GSS wet leases to British Airways and the associated Direct Contribution that was previously reported in Dry Leasing are now included in ACMI. During the first half of 2009, we had an average of 1.7 747-400 aircraft and no 747-200 aircraft on Dry Lease compared to an average of 3.0 747-400 aircraft and 2.3 747-200 aircraft on Dry Lease to third parties during the first half of 2008. We experienced customer defaults on three Dry Leased 747-200 aircraft in the first half of 2008 as the two customers leasing these aircraft filed for protection under local insolvency laws. The returned aircraft have been either parked or sold.
Scheduled Service Segment
     Direct Contribution relating to the Scheduled Service segment ceased to exist after the Commencement Date in 2008 and the Direct Contribution related to the aircraft supporting Polar is now reflected in ACMI.
Unallocated income and expenses
     Unallocated income and expenses decreased $9.9 million, or 19.0%, primarily due to the receipt of a $10.0 million fee for the effective early termination of an ACMI contract for two aircraft provided to DHL.
Liquidity and Capital Resources
     At June 30, 2009, we had cash and cash equivalents of $459.6 million, compared to $397.4 million at December 31, 2008, an increase of $62.2 million, or 15.7%. The increase was the result of cash provided by operating activities of $90.4 million, which was more than sufficient to fund payments used for investing activities of $0.9 million and payments used for financing activities of $27.3 million.
     Significant liquidity events during the six months ended June 30, 2009 were as follows:
     Short-term investment. At June 30, 2009, we were unable to access the remaining $8.5 million invested in the Primary Fund, a money market fund in which we had invested $101.1 million that suspended redemptions and is being liquidated. During the first quarter of 2009, the Primary Fund reported that it would withhold an additional $3.5 billion of funds to settle estimated losses and legal fees. On May 26, 2009, the SEC filed a motion seeking, among other things, the immediate pro-rata distribution of all funds currently held by the Primary Fund, including the $3.5 billion set aside. The SEC’s distribution plan, which is subject to judicial review, proposes that all investors will receive their pro-rata distribution, resulting in a recovery that the SEC believes would be equal to approximately 98.4 cents per share. We expect to receive our recoverable holdings in the Primary Fund within the next twelve months. For additional information regarding this investment, see Note 2 to our Financial Statements.
     We consider cash on hand and short-term investments, our pre-delivery deposit financing facility and cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures during 2009. Capital expenditures for the remainder of 2009 are expected to be approximately $73.1 million in cash, including our 747-8F aircraft pre-delivery deposit requirements totaling approximately $48.0 million, of which $10.0 million is expected to be financed under our existing pre-delivery deposit financing facility.
     We may access external sources of capital from time to time depending on our cash requirements, assessments of current and anticipated market conditions, and the after-tax cost of capital. To that end, we filed a shelf registration statement with the SEC in June 2009 that will enable us to sell up to $500 million of debt and/or equity securities over the next three years, depending on market conditions, our capital needs and other factors. Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control. Additionally, our borrowing costs are affected by market conditions and may be adversely impacted by the tightening in credit markets that began during the third quarter of 2008.
     We may pay U.S. cash income taxes in 2009. We expect to pay foreign income taxes in Hong Kong starting in 2010. These taxes could be offset in the U.S. by a foreign tax credit. We expect to pay no significant foreign income taxes in jurisdictions other than Hong Kong. Two of our foreign branch operations are subject to income tax in Hong Kong.
     Operating Activities. Net cash provided by operating activities in the first half of 2009 was $90.4 million, compared to $26.5 million for 2008. The increase in cash provided by operating activities was primarily the result of an increase in net income, excluding non-cash items.
     Investing Activities. Net cash used for investing activities was $0.9 million for the first half of 2009, consisting primarily of capital expenditures of $20.7 million, which included capitalized interest on our Boeing 747-8F aircraft order of $6.1 million, partially offset by $11.6 million related to the consolidation of GSS, the redesignation of short-

term investments to cash of $4.6 million and proceeds from the sale of aircraft of $3.5 million. Net cash used for investing activities was $268.5 million for the first half of 2008, consisting primarily of capital expenditures including the acquisition of a 747-400 freighter aircraft and pre-delivery deposits and related costs on our Boeing aircraft order of $274.4 million offset by insurance proceeds of $5.9 million.
     Financing Activities. Net cash used for financing activities was $27.3 million for the first half of 2009, which primarily reflected $26.2 million of payments on long-term debt obligations and $0.3 million in purchases of treasury stock to settle employment taxes on the vesting of restricted stock for management. Net cash provided by financing activities was $132.3 million for the first half of 2008, which consisted primarily of $107.3 million in borrowings under our pre-delivery deposit financing facility, proceeds from the DHL investment of $38.6 million, $3.2 million in proceeds from the exercise of stock options and a $1.2 million tax benefit on restricted stock and stock options offset by $17.5 million of payments on long-term debt and capital lease obligations and a $0.4 million purchase of treasury stock.
Debt Agreements
     See the 2008 Annual Report on Form 10-K for a description of our debt obligations and amendments thereto.
Off-Balance Sheet Arrangements
     There were no material changes in our off-balance sheet arrangements during the six months ended June 30, 2009.
Critical Accounting Policies
     The following is an update to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2008 Annual Report on Form 10-K.
Business Combinations and Intangible Assets
     The Company accounts for business combinations in accordance with SFAS No. 141(R). Under the purchase method, the Company records net assets acquired and liabilities assumed at their estimated fair value on the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company’s financial statements. Intangible assets acquired in connection with business combinations that have finite lives are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets are expected to generate revenue. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2009. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     With respect to the fiscal quarter ended June 30, 2009, the information required in response to this Item is set forth in Note 5 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.
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
Our financial condition may suffer if we experience unanticipated costs or enforcement action as a result of the ongoing Antitrust Division of the U.S. Department of Justice fuel surcharge investigation and other lawsuits and claims.
     On February 14, 2006, the Antitrust Division initiated a criminal investigation into the pricing practices of a number of cargo carriers, including Polar LLC, a wholly owned subsidiary of the Company. The Antitrust Division is investigating whether, during any part of January 2000 to February 2006, cargo carriers manipulated the market price for air cargo services sold in the U.S. and abroad, through the use of fuel surcharges, in violation of the U.S. federal antitrust laws. Polar LLC’s counsel has been meeting periodically with the Antitrust Division staff. On April 28, 2009, Polar received a letter from the Antitrust Division staff informing it that it is a target of a grand jury investigation in the Northern District of Georgia in connection with the above referenced matters. This means that the Antitrust Division may ask the grand jury to indict Polar at some future time. While the letter was addressed to Polar, we believe it is more properly directed at Polar LLC, because, among other things, Polar was not an operating company during any of the periods subject to the investigation. The staff of the Antitrust Division has, however, to date declined to change the name of the target. As a result of the investigation, the Company and Polar LLC, along with a number of other cargo carriers, have been named co-defendants in a number of class action suits filed in multiple jurisdictions of the U.S. Federal District Court, and have been named in two civil class action suits in the provinces of Ontario and Quebec, Canada, which are substantially similar to the U.S. class action suits. Moreover, we have submitted relevant information and documentation to regulators in Australia, the

European Union, Korea, New Zealand and Switzerland in connection with investigations initiated by such authorities into pricing practices of certain international air cargo carriers. These investigations and proceedings are continuing, and additional investigations and proceedings may be commenced and charges may be brought in these and other jurisdictions. Other parties may be added to these investigations and proceedings, and authorities may request additional information from the Company. If Polar LLC is unable to resolve the Antitrust Division investigation or is formally charged by the Antitrust Division as a result of this investigation, or if the Company were to incur an unfavorable outcome in connection with one or more of the related investigations or litigation, it could have a material adverse effect on the Company’s business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We made the following repurchases of shares of our common stock during the fiscal quarter ended June 30, 2009:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs (a)	Programs (b)
April 1, 2009 through April 30, 2009	—	—	—	$81,099,706
May 1, 2009 through May 31, 2009	—	—	—	$81,099,706
June 1, 2009 through June 30, 2009	—	—	—	$81,099,706
Total	—	—	—	—

(a)	On October 9, 2008, the Company announced a stock repurchase program, which authorized the repurchase of up to $100 million of the Company’s common stock. Purchases may be made at the Company’s discretion from time to time on the open market, through negotiated transactions, block purchases or exchange or non-exchange transactions. As of June 30, 2009, the Company repurchased 700,243 shares of its common stock for approximately $18.9 million, at an average cost of $26.99 per share under this program.

(b)	This represents the amount available to repurchase shares pursuant to the Company’s stock repurchase program described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our annual meeting of stockholders held in New York, New York on May 22, 2009, our stockholders re-elected our Board of Directors, and the shares present at the meeting were voted for or withheld from each nominee as follows:

Name	Number of Shares Voted For	Number of Shares Withheld
Robert F. Agnew	20,036,093	117,495
Timothy J. Bernlohr	20,035,079	118,509
Eugene I. Davis	19,061,855	1,091,733
William J. Flynn	19,958,988	194,600
James S. Gilmore III	20,035,993	117,595
Carol B. Hallett	20,035,114	118,474
Frederick McCorkle	20,034,979	118,609
     The Audit Committee’s designation of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified by the stockholders. The shares present at the meeting were voted on the proposal as follows: 19,852,040 shares voted for approval, 266,076 shares voted against the proposal, with 35,472 shares abstaining.
ITEM 6. EXHIBITS
   a. Exhibits
     See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.
Dated: August 5, 2009	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: August 5, 2009	/s/ Jason Grant
Jason Grant
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.