Form 10-Q
period 2009-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2009-10-26
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS: As of September 30, 2009, there were 21,098,054 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Atlas Air Worldwide Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$480,144	$397,385
Short-term investments	6,908	13,138
Accounts receivable, net of allowance of $2,067 and $2,275, respectively	64,861	67,160
Prepaid maintenance	32,687	47,558
Deferred taxes	4,945	29,308
Prepaid expenses and other current assets	22,996	20,015

Total current assets	612,541	574,564
Property and Equipment
Flight equipment	686,667	682,635
Ground equipment	25,640	22,411
Less: accumulated depreciation	(107,313)	(93,005)
Purchase deposits for flight equipment	341,610	338,356

Property and equipment, net	946,604	950,397
Other Assets
Deposits and other assets	39,805	38,745
Lease contracts and intangible assets, net	37,306	37,039

Total Assets	$1,636,256	$1,600,745

Liabilities and Equity
Current Liabilities
Accounts payable	$24,337	$16,263
Accrued liabilities	93,064	101,519
Current portion of long-term debt	37,792	36,243

Total current liabilities	155,193	154,025
Other Liabilities
Long-term debt	599,521	635,628
Deferred taxes	67,639	62,321
Other liabilities	70,718	67,032

Total other liabilities	737,878	764,981
Commitments and contingencies (Note 4)
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 21,989,246 and
21,932,720 shares issued, 21,098,054 and 21,061,841 shares outstanding (net of treasury stock), at September 30, 2009 and December 31, 2008, respectively	220	219
Additional paid-in-capital	363,629	355,185
Treasury stock, at cost; 891,192 and 870,879 shares, respectively	(26,351)	(26,009)
Accumulated other comprehensive income	493	(736)
Retained earnings	402,517	353,080

Total stockholders’ equity	740,508	681,739
Noncontrolling interest	2,677	—

Total equity	743,185	681,739

Total Liabilities and Equity	$1,636,256	$1,600,745

See accompanying notes to the unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Operating Revenue
ACMI	$121,473	$80,678	$358,943	$234,900
AMC charter	78,613	119,507	237,224	325,247
Commercial charter	52,286	27,747	112,901	80,611
Dry leasing	335	10,800	12,146	36,878
Scheduled service	—	221,926	—	594,823
Other	2,771	—	18,772	—

Total Operating Revenue	$255,478	$460,658	$739,986	$1,272,459

Operating Expenses
Salaries, wages and benefits	52,271	54,697	157,288	166,445
Aircraft fuel	47,486	223,436	128,922	574,958
Aircraft rent	38,058	40,175	113,152	120,502
Maintenance, materials and repairs	37,533	44,777	108,356	138,620
Depreciation and amortization	9,039	8,715	24,555	29,898
Landing fees and other rent	10,434	16,994	28,226	55,924
Travel	5,970	10,570	17,998	37,179
Ground handling and airport fees	4,941	17,049	10,710	54,671
Gain on disposal of aircraft	—	—	(957)	(2,726)
Other	21,118	24,000	53,898	69,466

Total Operating Expenses	226,850	440,413	642,148	1,244,937

Operating Income	28,628	20,245	97,838	27,522

Non-operating Expenses / (Income)
Interest income	(346)	(2,752)	(1,816)	(11,228)
Interest expense	11,063	12,907	34,074	35,999
Capitalized interest	(3,069)	(3,039)	(9,189)	(7,088)
Gain on early extinguishment of debt	—	—	(2,713)	—
Gain on consolidation of subsidiary	—	—	(113)	—
Other (income) expense, net	(699)	2,978	(380)	3,117

Total Non-operating Expenses	6,949	10,094	19,863	20,800
Income before income taxes	21,679	10,151	77,975	6,722
Income tax expense	7,606	4,910	29,954	8,957

Net Income / (Loss)	14,073	5,241	48,021	(2,235)
Less: Net loss attributable to noncontrolling interests	(649)	—	(1,416)	(3,675)

Net Income Attributable to Common Stockholders	$14,722	$5,241	$49,437	$1,440

Earnings per share:
Basic	$0.70	$0.24	$2.37	$0.07

Diluted	$0.70	$0.24	$2.35	$0.07

Weighted average shares:
Basic	20,924	21,552	20,903	21,494

Diluted	21,131	21,662	21,026	21,581

See accompanying notes to the unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008

Cash Flows from Operating Activities:
Net Income Attributable to Common Stockholders	$49,437	$1,440
Net Loss attributable to noncontrolling interests	(1,416)	(3,675)

Net Income / (Loss)	48,021	(2,235)
Adjustments to reconcile Net Income / (Loss) to net cash provided by operating activities:
Depreciation and amortization	24,555	29,898
Amortization of debt discount	4,744	5,456
Amortization of operating lease discount	1,754	1,378
Amortization of debt issuance costs	220	45
Provision for (release of) allowance for doubtful accounts	215	(53)
Loss (gain) on short-term investments	(283)	1,547
Gain on early extinguishment of debt	(2,713)	—
Gain on consolidation of subsidiary	(113)	—
Gain on disposal of aircraft	(957)	(2,726)
Deferred taxes	30,548	7,156
Stock-based compensation expense	7,348	5,956
Changes in Operating Assets and Liabilities
Accounts receivable	4,768	13,277
Prepaids and other current assets	12,846	7,770
Deposits and other assets	(2,337)	7,346
Accounts payable and accrued liabilities	(2,979)	(33,441)

Net cash provided by operating activities	125,637	41,374

Cash Flows from Investing Activities:
Capital expenditures	(27,083)	(371,868)
Consolidation of subsidiary	11,612	—
Redesignation between short-term investments and cash	6,513	(49,822)
Proceeds from sale of aircraft	3,525	5,900

Net cash used for investing activities	(5,433)	(415,790)

Cash Flows from Financing Activities:
Proceeds from loan	—	261,959
Proceeds from stock option exercises	178	3,424
Proceeds from Harbinger stock sale	208	—
Purchase of treasury stock	(342)	(497)
Excess tax (expense) benefit from share-based compensation expense	(896)	1,289
Proceeds from issuance of subsidiary stock	—	38,616
Payment of debt issuance costs	(4)	(1,617)
Payments on debt	(36,589)	(26,867)

Net cash (used for) provided by financing activities	(37,445)	276,307

Net increase (decrease) in cash and cash equivalents	82,759	(98,109)

Cash and cash equivalents at the beginning of period	397,385	477,309

Cash and cash equivalents at the end of period	$480,144	$379,200

See accompanying notes to the unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common	Treasury	Paid-In	Comprehensive	Subscription	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income	Receivable	Earnings	Equity	Interest	Equity

Balance at December 31, 2007	$218	$(6,599)	$341,537	$1,750	$(77,065)	$289,384	$549,225	$13,477	$562,702

Net loss	—	—	—	—	—	1,440	1,440	(3,675)	(2,235)
Other comprehensive income	—	—	—	(1,743)	—	—	(1,743)	—	(1,743)

Comprehensive loss	—	—	—	—	—	—	—	—	(3,978)
Stock option and restricted stock compensation	—	—	5,956	—	—	—	5,956	—	5,956
Purchase of 9,852 shares of treasury stock	—	(497)	—	—	—	—	(497)	—	(497)
Exercise of 135,962 employee stock options	1	—	3,424	—	—	—	3,425	—	3,425
Forfeiture of 468 shares of restricted stock	—	—	—	—	—	—	—	—	—
Receivable from issuance of subsidiary stock	—	—	—	—	37,011	—	37,011	—	37,011
Tax benefit on restricted stock and stock options	—	—	1,288	—	—	—	1,288	—	1,288

Balance at September 30, 2008	$219	$(7,096)	$352,205	$7	$(40,054)	$290,824	$596,105	$9,802	$605,907

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income	Earnings	Equity	Interest	Equity

Balance at December 31, 2008	$219	$(26,009)	$355,185	$(736)	$353,080	$681,739	$—	$681,739

Net Income	—	—	—	—	49,437	49,437	(1,416)	48,021
Other comprehensive loss	—	—	—	1,229	—	1,229	140	1,369

Comprehensive income	—	—	—		—	—	—	49,390
Consolidation of subsidiary	—	—	—	—	—	—	3,953	3,953
Stock option and restricted stock compensation	—	—	7,348	—	—	7,348	—	7,348
Purchase of 20,313 shares of treasury stock	—	(342)	—	—	—	(342)	—	(342)
Exercise of 10,398 employee stock options	—	—	178	—	—	178	—	178
Issuance of 51,028 shares of restricted stock	1	—	(1)	—	—	—	—	—
Reversal of prior year deferred tax	—	—	1,607	—	—	1,607	—	1,607
Tax expense on restricted stock and stock options	—	—	(896)	—	—	(896)	—	(896)
Proceeds from Harbinger stock sale	—	—	208	—	—	208	—	208

Balance at September 30, 2009	$220	$(26,351)	$363,629	$493	$402,517	$740,508	$2,677	$743,185

See accompanying notes to the unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2009
1. Basis of Presentation
     Atlas Air Worldwide Holdings, Inc. (“Holdings”, “AAWW”) is a holding company with a principal operating subsidiary, Atlas Air, Inc. (“Atlas”), which is wholly owned. AAWW also has a 51% equity interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). On June 28, 2007, Polar issued shares representing a 49% equity interest and a 25% voting interest to DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG. Prior to that date, Polar was wholly owned by Holdings and was the parent company of Polar Air Cargo, Inc., the entity through which AAWW had principally conducted its airport-to-airport scheduled air cargo (“Scheduled Service”) business. Polar Air Cargo, Inc. was converted to a limited liability company in June 2007 (“Polar LLC”), and is now wholly owned by AAWW. Polar was a consolidated subsidiary until October 26, 2008. Since that date, the Company has accounted for Polar under the equity method (see Note 2). In 2008, AAWW formed Titan Aviation Leasing Limited (“Titan”), a wholly owned subsidiary, for the purpose of dry leasing aircraft and engines. In addition, Atlas dry leases aircraft to Global Supply Systems Limited (“GSS”), of which Holdings has a 49% ownership interest. GSS became a consolidated subsidiary on April 8, 2009. Previously, GSS was accounted for under the equity method (see Note 2). Holdings, Atlas, Titan, GSS and Polar LLC are referred to collectively as the “Company”.
     The Company provides air cargo and outsourced aircraft operating services throughout the world, serving Asia, the Middle East, Australia, Europe, South America, Africa and North America through: (i) contractual lease arrangements, including contracts through which the Company leases an aircraft to a customer and provides value-added services including crew, maintenance and insurance (“ACMI” or “Wet Lease”); (ii) military charter (“AMC Charter”); (iii) seasonal, commercial and ad-hoc charter services (“Commercial Charter”); and (iv) dry leasing or sub leasing of aircraft and /or engines (“Dry Leasing” or “Dry Lease”). Prior to October 27, 2008, the Company offered Scheduled Service.
     The accompanying unaudited Consolidated Financial Statements (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements of quarterly reports on Form 10-Q, and consequently, exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Financial Statements include the accounts of Holdings and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008, included in the AAWW Annual Report on Form 10-K, which included additional disclosures and a summary of the Company’s significant accounting policies. In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, cash flows for the nine months ended September 30, 2009 and 2008 and shareholders’ equity as of and for the nine months ended September 30, 2009 and 2008.
     The Company’s quarterly results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.
     Except for per share data, all dollar amounts are in thousands unless otherwise noted.
2. Summary of Significant Accounting Policies
Accounting Standards Codification
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, FASB Accounting Standards Codification (“ASC 105”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) is the single official source of authoritative GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification does not change GAAP. Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changed the referencing of financial standards, is effective for interim and annual periods ending on or after September 15, 2009. Thereafter, only one level of authoritative GAAP exists. All other literature is considered non-authoritative. The adoption of ASC 105 did not impact the Company’s financial condition or results of operations.

Reclassifications
     Certain reclassifications have been made to the prior period’s consolidated financial statement amounts to conform to the current period’s presentation.
Other Adjustments
     During the third quarter of 2009, the Company recorded $1.5 million to reduce Accumulated other comprehensive income / (loss) and increase Other operating expenses, for net unrealized foreign currency transaction gains / losses, related to prior periods.
Short-Term Investments
     Short-term investments were primarily comprised of an investment in The Reserve Primary Fund (the “Primary Fund”), a money market fund. When Lehman Brothers Holdings, Inc. (“Lehman Brothers”) filed for bankruptcy in September 2008, such firm’s securities represented approximately 1.5% of the Primary Fund’s total holdings. As a result, the net asset value of the Primary Fund fell below $1.00 per share. Distributions are expected to continue as the Primary Fund’s assets mature or are sold. The Company expects to receive its recoverable holdings in the Primary Fund within the next twelve months.
     The Company invested $101.1 million in the Primary Fund and has recorded a $1.3 million reserve to recognize the Company’s pro rata share of the estimated loss in this investment. During the first quarter of 2009, the Primary Fund reported that it would withhold an additional $3.5 billion of funds to settle estimated losses and legal fees. On May 26, 2009, the SEC filed a motion seeking, among other things, the immediate pro-rata distribution of all funds currently held by the Primary Fund, including the $3.5 billion set aside. The SEC’s distribution plan, which the court is considering, proposes that all investors would receive their pro-rata distribution, resulting in a recovery that the Primary Fund believes would be between 98.75 and 99.00 cents per share. The court has not yet made a final ruling on this matter. During the third quarter of 2009, the Company adjusted its previously recorded reserve to represent a 1.25 cent per share potential loss.
     Through September 30, 2009, the Company has recovered $92.9 million of its investment in the Primary Fund. The remaining $6.9 million is included in Short-term investments in the consolidated balance sheets as of September 30, 2009.
Investments
     Global Supply Systems
     The Company holds a 49% interest in GSS, a private company. Atlas dry leases three owned aircraft to GSS, which provide for payment of rent and a provision for maintenance costs associated with the aircraft. GSS provides ACMI services for three Boeing 747-400 aircraft to British Airways Plc (“British Airways”).
     On April 8, 2009, certain members of management of GSS, through an employee benefit trust, purchased shares of GSS from a former stockholder. These shares, which were not and have never been owned by the Company, represent a 51% controlling interest in GSS. Based on the various agreements related to the transaction, the Company reviewed its investment in GSS and determined that a reconsideration event had occurred under FASB ASC 810 Consolidation (“ASC 810”). Upon application of ASC 810, the Company determined that GSS is a variable interest entity and that the Company is the primary beneficiary of GSS for financial reporting purposes. As a result of that determination, GSS became a consolidated subsidiary of AAWW upon the closing of the transaction. There was no consideration transferred from the Company in this transaction.
     The Company accounted for the consolidation of GSS pursuant to ASC 805, Business Combinations (“ASC 805”) as a step acquisition. The Company recorded a gain of $0.1 million on the conversion from the equity method of accounting to consolidation. The gain represents the difference between the fair market value of the net assets acquired and liabilities assumed and the book value of the Company’s equity investment in GSS on April 8, 2009. In addition, the Company recorded a noncontrolling interest of $4.0 million, representing the fair market value of the 51% ownership interest in GSS that the Company does not own.
     In determining fair market value pursuant to ASC 820, Fair Value Measurements and Disclosure (“ASC 820”), for GSS on April 8, 2009, the Company obtained a third party independent valuation to calculate the business enterprise value of GSS and the fair value of the underlying assets acquired and liabilities assumed. The business enterprise value of GSS was calculated using a weighted average of two principal methods: the income approach (commonly referred to as the discounted cash flow method) and the market approach. The Company considered the cost approach but ultimately did not use this approach as GSS has very few fixed assets. Under the income approach, management used financial projections for GSS and a weighted average cost of capital calculated from a peer group of companies to develop the discounted cash flows. The financial projections considered changes in the aircraft dry lease rates, changes in the ACMI rate and type of aircraft provided to British Airways. The market approach utilized ratios and statistics available from the same group of peer companies used to develop the weighted average cost of capital in the income approach. The appropriate ratios were then applied on a weighted average basis against trailing one year historical, three year historical and projected earnings before interest and taxes to arrive at the market approach valuation. The average of the two methods produced a $7.7 million business enterprise value of GSS.
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

     Prior to April 8, 2009, the Company accounted for GSS under the equity method and reported the revenue from GSS as Dry leasing revenue in the consolidated statements of operations. The carrying value of the dry leased aircraft as of December 31, 2008, was $163.8 million and the related accumulated depreciation was $20.9 million. At December 31, 2008, the Company had net receivables arising from activity with this entity of $1.1 million, which was included in Accounts receivable in the consolidated balance sheets. Total Dry leasing revenue for these aircraft included in the consolidated statements of operations was zero and $10.8 million for the three months ended September 30, 2009 and 2008, respectively. Total Dry leasing revenue for these aircraft included in the consolidated statements of operations was $11.8 million for the period of January 1 through April 7, 2009 and $32.4 million for the nine months ended September 30, 2008, respectively. The December 31, 2008 aggregate carrying value of this investment was $3.7 million and was included within Deposits and other assets in the consolidated balance sheets.
     Polar
     AAWW holds a 51% equity interest in Polar, representing a 75% voting interest. The Company deconsolidated Polar and accounts for its investment in Polar under the equity method of accounting since October 27, 2008. Polar provides air cargo capacity to its customers, including DHL through a blocked-space agreement, which began on October 27, 2008 (“the Commencement Date”). The September 30, 2009 and December 31, 2008 aggregate carrying values of the Polar investment were $5.2 million and $5.0 million, respectively, and were included within Deposits and other assets on the consolidated balance sheets.
     Polar currently operates six 747-400 freighter aircraft, which are being subleased from Atlas and Polar LLC. Atlas and Polar have entered into various agreements under which Atlas provides Polar with crew, maintenance and insurance. Collectively, these agreements and the subleases are referred to as “Express Network ACMI”. Atlas also provides Polar with certain management and administrative services under a shared services agreement. In addition, Polar and Atlas provide each other with sales and ground support services under a general sales and services agreement.

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
     Total revenue from Express Network ACMI and the two supplemental ACMI agreements with Polar was $42.9 million and $140.2 million for the three and nine months ended September 30, 2009, respectively, which was included in ACMI revenue in the consolidated statements of operations. Total revenue from the two supplemental ACMI agreements with Polar was $15.9 million and $31.8 million for the three and nine months ended September 30, 2008, which was included in Scheduled Service revenue in the consolidated statements of operations. Polar accounted for 35.3% and 39.1% of the Company’s ACMI revenue for the three and nine months ended September 30, 2009, respectively. Total revenue from the shared services agreement was $2.6 million and $8.2 million for the three and nine months ended September 30, 2009, respectively, which was included in Other revenue in the consolidated statements of operations. At September 30, 2009 and December 31, 2008, the Company had receivables from Polar of $2.0 million and $6.7 million, respectively, which were included in Accounts receivable in the consolidated balance sheets. Accounts payable to Polar was $4.8 million and $3.0 million at September 30, 2009 and December 31, 2008, respectively, and was included in Accounts payable in the consolidated balance sheets. The Company incurred expense under the general sales and service agreement of $0.4 million and $0.8 million for the three and nine months ended September 30, 2009, respectively, which was included in Ground handling and airport fees in the consolidated statements of operations.
Escrow Deposits and Letters of Credit
     At September 30, 2009 and December 31, 2008, the Company had $6.0 million and $4.5 million, respectively, for certain deposits required in the normal course of business for items including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits, insurance and cash pledged under standby letters of credit related to collateral. These amounts are included in Deposits and other assets in the consolidated balance sheets.
Concentration of Credit Risk and Significant Customers
     Polar accounted for 35.3% and 39.1% of the Company’s ACMI revenue and 17.8% and 20.1% of the Company’s total revenue for the three and nine months ended September 30, 2009, respectively. United States Military Airlift Mobility Command (“AMC”) charters accounted for 30.8% and 25.9% of the Company’s total revenue for the three months ended September 30, 2009 and 2008, respectively, and 32.1% and 25.6% for the nine months ended September 30, 2009 and 2008, respectively. Accounts receivable from AMC were $11.7 million and $21.0 million at September 30, 2009 and December 31, 2008, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 11.4% and 7.0% of the Company’s total revenue for the three months ended September 30, 2009 and 2008, respectively, and 11.3% and 7.4% for the nine months ended September 30, 2009 and 2008, respectively. Emirates accounted for 23.9% and 40.2% of the Company’s ACMI revenue for the three months ended September 30, 2009 and 2008, respectively, and 23.2% and 40.1% for the nine months ended September 30, 2009 and 2008, respectively. Accounts receivable from Emirates were $23.7 million and $9.2 million at September 30, 2009 and December 31, 2008, respectively. No other customer accounted for 10% or more of the Company’s total operating revenue or accounts receivable during these periods.
Property and equipment, net
     Included in purchase deposits for flight equipment was capitalized interest of $25.6 million and $16.4 million at September 30, 2009 and December 31, 2008, respectively.
Debt
     On March 26, 2009, the Company prepaid two aircraft related term loans at a discount. As a result of this $8.0 million prepayment, the Company recorded a gain on early extinguishment of debt of $2.7 million, which was included in Non-operating Expenses / (Income) in the consolidated statements of operations.
     At September 30, 2009 and December 31, 2008, the Company had $63.5 million and $68.2 million, respectively, of unamortized discount related to fair market value adjustments recorded against debt upon application of fresh-start accounting.

Recent Accounting Pronouncements
     On January 1, 2009, the Company adopted the updated provisions of ASC 810, which established requirements for ownership interests in subsidiaries held by parties other than the Company, noncontrolling interest (previously referred to as “minority interest”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions, and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The adoption of the updated provisions of ASC 810 did not have a material effect on the Company’s financial condition, results of operations or cash flows. The Company reclassified the consolidated statements of operations for 2008 to conform to the presentation required under ASC 810. There was no effect on the consolidated balance sheets as the Company’s noncontrolling interest in Polar was eliminated prior to December 31, 2008.
     On January 1, 2009, the Company adopted the updated provisions of ASC 805, which established the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) discloses the business combination. This statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. See Note 9 for further discussion of the income tax effects of ASC 805 on the Company’s consolidated financial condition and results of operations.
     On January 1, 2009, the Company adopted ASC 260-10-45-61A, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC 260-10-45-61A”). This standard clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The adoption of ASC 260-10-45-61A did not have any impact on the Company’s financial condition or results of operations.
     In April 2009, the FASB issued amendments to ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (“ASC 320-10-65”), which requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovering its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. The adoption of amendments to ASC 320-10-65 in the second quarter of 2009 did not have any impact on the Company’s financial condition or results of operations.
     In April 2009, the FASB issued ASC 820-10-35-51, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased (“ASC 820-10-35-51”). Under ASC 820-10-35-51, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that a transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. The adoption of ASC 820-10-35-51 in the second quarter of 2009 did not have any impact on the Company’s financial condition or results of operations.
     In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65”), which requires disclosures about fair value of financial instruments in interim and annual financial statements. The adoption of ASC 825-10-65 in the second quarter of 2009 did not have a material effect on the Company’s financial condition or results of operations (see Note 7).
     In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”), which established the principles and requirements for the recognition and disclosure of events or transactions occurring after the balance sheet date in the financial statements. In particular, ASC 855: (i) identifies the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) identifies the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) requires certain expanded disclosures in the financial statements about events or transactions that occurred after the balance sheet date. ASC 855 is effective for the Company’s financial statements for the period beginning on April 1, 2009. The adoption of ASC 855 had no effect on the Company’s financial condition or results of operations.

     In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46R (“SFAS No. 167”). These amendments primarily included: (i) amending the guidance for determining whether an entity is a variable interest entity (“VIE”); and (ii) amending the criteria for identification of the primary beneficiary of a VIE. SFAS No. 167 also requires the Company to continually reassess whether the Company is the primary beneficiary of a VIE and requires certain enhanced disclosures in the financial statements about the Company’s relationships with VIEs. The amended provisions of SFAS No. 167 are effective for the Company’s financial statements for the period beginning on January 1, 2010. The Company does not believe that adoption of the amended provisions of SFAS No. 167will have a material effect on the Company’s financial condition or results of operations.
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
     The AMC Charter segment provides full-planeload charter flights to the U.S. Military through the AMC. In addition, the Company also earns commissions on subcontracting certain flying of oversize cargo, or in connection with flying into areas of military conflict that the Company cannot perform on its own. Revenue from the AMC Charter business is derived from one-year contracts with the AMC. The Company’s current AMC contract runs from October 1, 2009 through September 30, 2010. The AMC Charter business is similar to the Commercial Charter business in that the Company is responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel consumed during AMC flights is fixed by the U.S. Military. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. The Company receives reimbursement from the AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed price. Alternatively, if the pr ice of fuel paid by the Company is less than the fixed price, then the Company pays the difference to the AMC each month.
     The Commercial Charter segment provides aircraft charters to freight forwarders, airlines and other air cargo customers. Charters are typically paid in advance, and the Company bears the direct operating costs (except as otherwise defined in the charter contracts).
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
     The following table sets forth revenue and Direct Contribution for the Company’s reportable business segments reconciled to Operating Income and Income before Income Taxes:

For the Three Months Ended	September 30, 2009	September 30, 2008
			Express
	Segment Revenue	Revenue per	Network
	per Financial	Financial	ACMI	Segment
	Statements	Statements	Revenue	Revenue
Revenue:
ACMI	$121,473	$80,678	$15,870	$96,548
AMC Charter	78,613	119,507	—	119,507
Commercial Charter	52,286	27,747	—	27,747
Dry Leasing	335	10,800	—	10,800
Scheduled Service	—	221,926	(15,870)	206,056
Other	2,771	—	—	—

Total operating revenue	$255,478	$460,658	$—	$460,658

For the Nine Months Ended	September 30, 2009	September 30, 2008
			Express
	Segment Revenue	Revenue per	Network
	per Financial	Financial	ACMI	Segment
	Statements	Statements	Revenue	Revenue
Revenue:
ACMI	$358,943	$234,900	$31,804	$266,704
AMC Charter	237,224	325,247	—	325,247
Commercial Charter	112,901	80,611	—	80,611
Dry Leasing	12,146	36,878	—	36,878
Scheduled Service	—	594,823	(31,804)	563,019
Other	18,772	—	—	—

Total operating revenue	$739,986	$1,272,459	$—	$1,272,459

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Direct Contribution:
ACMI	$22,710	$20,098	$69,413	$44,328
AMC Charter	27,805	29,194	71,092	80,560
Commercial Charter	3,147	2,624	5,940	(2,015)
Dry Leasing	(1,046)	2,657	1,014	10,410
Scheduled Service	—	(13,544)	—	(46,129)

Total Direct Contribution for Reportable Segments	52,616	41,029	147,459	87,154

Add back (subtract):
Unallocated income and expenses	(30,937)	(30,878)	(73,267)	(83,158)
Gain on early extinguishment of debt	—	—	2,713	—
Gain on consolidation of subsidiary	—	—	113	—
Gain on sale of aircraft	—	—	957	2,726

Income before Income Taxes	21,679	10,151	77,975	6,722

Add back (subtract):
Interest income	(346)	(2,752)	(1,816)	(11,228)
Interest expense	11,063	12,907	34,074	35,999
Capitalized interest	(3,069)	(3,039)	(9,189)	(7,088)
Gain on early extinguishment of debt	—	—	(2,713)	—
Gain on consolidation of subsidiary	—	—	(113)	—
Other, net	(699)	2,978	(380)	3,117

Operating Income	$28,628	$20,245	$97,838	$27,522

4. Commitments and Contingencies
     In September 2006, Atlas and Boeing entered into a purchase agreement (the “Boeing 747-8 Agreement”) providing for the purchase by Atlas of 12 747-8 freighter aircraft. The Boeing 747-8 Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 deliveries originally contractually scheduled for delivery by the end of 2011. In addition, the Boeing 747-8 Agreement provides Atlas with rights to purchase up to an additional 14 747-8F aircraft, of which one is being held under option. In November 2008, Boeing announced a delay in the delivery of its first 747-8F aircraft from late 2009 to the third quarter of 2010 and notified Atlas that all 12 of its scheduled deliveries will also be delayed. In October 2009, Boeing announced a further delay and proposed a new schedule for all 12 of Atlas’ deliveries.
     On October 23, 2009, the Company entered into an agreement with Boeing to reschedule the delivery of three of its 747-8 freighter aircraft under the Boeing 747-8 Agreement (the “Reschedule Agreement”). The effectiveness of the Reschedule Agreement is subject to certain conditions. Expenditures, including arrangements for spare engines and related flight equipment, as well as estimated amounts for contractual price escalations, advance payments (reflecting a revised payment schedule from Boeing) and required option payments, are $14.7 million for the remainder of 2009, $217.0 million in 2010, $763.0 million in 2011, $546.1 million in 2012 and $204.8 million in 2013.
5. Labor and Legal Proceedings
Labor
     Crewmembers of Atlas and Polar are represented by the International Brotherhood of Teamsters (“IBT”). These employees represented approximately 49.0% of the Company’s workforce as of September 30, 2009. Atlas also employed and based 43 crewmembers through a branch office in Stansted, England, who were not represented by a union. These crewmembers, however, were terminated when the base was closed in July 2009. The Company is subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of its employees.
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
     In 2007, the Air Line Pilots Association, the predecessor union to the IBT, filed a grievance with Polar contending that the Company violated crew furloughing provisions in the Polar collective bargaining agreement. The Company and the IBT have settled this matter and the arbitrator entered a stipulated order in furtherance of that settlement during the second quarter of 2009. The settlement of this matter did not have a material effect on the Company’s business, results of operations or financial condition. On February 3, 2009, the IBT was certified as the collective bargaining representative of the dispatchers employed by Atlas and Polar. The Company and the IBT began formal negotiations in August 2009 regarding the first collective bargaining agreement for the dispatchers. Other than the crewmembers and dispatchers, there are no other Atlas or Polar employees represented by a union.
Legal Proceedings
     Except for the updated items below, information with respect to legal proceedings appears in the 2008 AAWW Annual Report on Form
10-K.
Department of Justice Investigation and Related Litigation
     On February 14, 2006, the Antitrust Division of the United States Department of Justice (the “Antitrust Division”) initiated a criminal investigation into the pricing practices of a number of cargo carriers (the “DOJ Investigation”), including, Polar LLC. The Antitrust Division is investigating whether during any part of January 2000 to February 2006 cargo carriers manipulated the market price for air cargo services sold in the U.S. and abroad, through the use of fuel surcharges or other pricing practices, in violation of the U.S. federal antitrust laws. Polar LLC’s counsel has been periodically meeting with the Antitrust Division staff and has been fully cooperating with the staff in its investigation. On April 28, 2009, Polar received a letter from the Antitrust Division staff informing it that it is a target of a grand jury investigation in the Northern District of Georgia in connection with the above referenced matters. This means that the Antitrust Division may ask the grand jury to indict Polar at some future time. While the letter was addressed to Polar, the Company believes it properly should have been sent to Polar LLC, as Polar was not an operating company during any of the periods subject to the investigation. In the event that Polar LLC is indicted, Polar LLC intends to defend itself vigorously. The Company is unable to reasonably predict the outcome of this matter or the related investigations and litigation described below. If Polar LLC is unable to resolve this matter or is formally charged by the Antitrust Division as a result of this investigation, or if the Company were to incur an unfavorable outcome in connection with one or more of the related investigations or the litigation described below, it could have a material adverse effect on the Company’s business, results of operations and financial condition.
     As a result of the DOJ Investigation, the Company and Polar LLC have been named defendants, along with a number of other cargo carriers, in a number of class actions in the United States arising from allegations about the pricing practices of a number of air cargo carriers, that have now been consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company and Polar LLC, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges, in violation of United States, state, and European Union antitrust laws. The suit seeks treble damages and injunctive relief. The defendants moved to dismiss the consolidated complaint, and on September 26, 2008, the Magistrate Judge who heard the motion to dismiss issued a decision recommending that the Federal District Court Judge grant the defendants’ motion to dismiss. The Magistrate Judge recommended that plaintiffs’ claims based on the United States antitrust laws be dismissed without prejudice so that plaintiffs have an opportunity to cure the defects in their complaint by pleading more specific facts, if they have any, relevant to their federal claims. The Magistrate Judge recommended that the plaintiffs’ claims based on state and European Union laws be dismissed with prejudice. Both plaintiffs and defendants objected to portions of the Magistrate Judge’s Report and Recommendation. On August 21, 2009, the Federal District Court Judge issued an opinion and order, accepting the Magistrate Judge’s Report and Recommendation, except for the Magistrate Judge’s recommendation that the complaint be dismissed in its entirety. The Federal District Court Judge determined instead that the consolidated complaint was sufficiently detailed to withstand a motion to dismiss. Polar LLC and the other defendants have moved for reconsideration of that portion of the Federal District Court Judge’s decision.
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
Korean Fair Trade Commission Inquiry
     On August 26, 2008, both Polar and Polar LLC received a written inquiry from the Korean Fair Trade Commission (the “KFTC”) seeking data and other information in support of a broad investigation it is conducting into possible anti-competitive behavior relating to international air freight transportation services for which Korea is either the freight origin or destination. On October 24, 2008, the Company submitted materials in response to the initial KFTC request. Polar and Polar LLC subsequently have received and responded to a number of follow-up information requests. The KFTC investigation is active and ongoing.
Brazilian Customs Claim
     Polar LLC was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Polar LLC Scheduled Service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The claims, seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, currently are for approximately $11.0 million and $6.0 million, respectively, based on September 30, 2009 exchange rates.

     The Company has presented defenses in each case to the customs authority in Campinas, Brazil. The customs authority has not yet ruled on the Company’s defense to the $11.0 million claim, and it denied the Company’s defense to the other claim at the first level of the administrative process. The Company appealed the administrative decision to the Council of Contributors, which met on November 6, 2007 to decide the appeal and hear further arguments presented by the Company’s local counsel. At the hearing, the Company presented additional defenses, which resulted in the Council of Contributors requesting the customs authority to provide additional evidence in support of its claim. The Council of Contributors recently dismissed a portion of the claim and the appeal of the remainder of the claim, now valued at $6.0 million, remains pending. If the appeal is denied by the Council of Contributors, the Company intends to pursue further appeals in the Brazilian federal court.
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
Trademark Matters
     In June 2007, in connection with a dispute between the Company and Atlas Transport, an unrelated and unaffiliated party, over the use of the term “Atlas,” the EU Trademark Office declared the Atlas Transport trademark partially invalid because of the prior existence of Atlas’ Benelux trademark registration. Atlas Transport has appealed the EU decision, filed a lawsuit in the Netherlands challenging the validity of the Company’s Benelux trademark registration and asked the EU Trademark Office to stay further Company registration proceedings while that lawsuit remains pending. The EU granted a stay and the Company has requested reconsideration.
     On January 24, 2008, the First Board of Appeal of the EU Trademark Division upheld a lower panel’s decision, which declared that Atlas Transport’s Community trademark registration is partially invalid. On July 29, 2008, Atlas Transport appealed that decision to the European Court of First Instance, and the appeal is pending. Earlier in 2008, Atlas Transport served a complaint in a Netherlands lawsuit to have the Company’s Benelux trademark declared invalid on the ground that the Benelux trademark allegedly was obtained by fraud. Atlas is vigorously defending itself in that lawsuit. A court hearing has been held and Atlas is awaiting a decision.
     On September 21, 2009, Atlas Transport served a complaint on Atlas instituting a trademark infringement lawsuit in the regional court in Hamburg, Germany. The complaint alleges that Atlas has been unlawfully using the Atlas Transport trademark without permission and should be required to pay compensation. The Company intends to vigorously defend itself in that lawsuit to protect its own, longstanding trademark rights. The Company believes that the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect the Company’s financial condition, results of operations or liquidity.
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
     The Rights will separate from the Common Stock and will become exercisable upon: (a) the earlier of: (i) the close of business on the tenth business day following the earlier of: (1) the first public announcement that a person, entity or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by a stockholder and (2) the date on which a majority of the Company’s board of directors has actual knowledge that an Acquiring Person has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock (the date of said announcement being referred to as the “Stock Acquisition Date”), or (ii) the close of business on the tenth business day following the commencement of a tender offer or exchange offer that could result, upon its consummation, in a person or group becoming the beneficial owner of 15% or more of the outstanding shares of Common Stock or (b) such later date as the Company’s board of directors may determine (the “Distribution Date”). A person who would otherwise be an Acquiring Person upon the adoption of the Rights Agreement will not be considered an Acquiring Person unless and until such person, or any affiliate of such person, acquires beneficial ownership of additional shares of Common Stock after the adoption of the Rights Agreement (other than pursuant to a stock dividend or stock split), in which case such person shall be an Acquiring Person.
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
7. Financial Instruments
     ASC 820 defines fair value as the price that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

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
     In accordance with ASC 820, the Company determined that the non-financial assets acquired and liabilities assumed for GSS in April 2009, as discussed in Note 2, were derived from unobservable Level 3 inputs.
     In September 2008, based on market conditions, the Company changed the valuation technique for the Company’s investment in the Primary Fund from Level 1 to Level 3. The Company adjusted its Level 1 fair value measurement of the Primary Fund by reducing the value of the fund by the estimated amount of the losses expected to be incurred by the Primary Fund related to its holdings in Lehman Brothers. On May 26, 2009, the SEC filed a motion seeking, among other things, the immediate pro-rata distribution of all funds currently held by the Primary Fund, including $3.5 billion set aside. The SEC’s distribution plan, which the court is considering, proposes that all investors would receive their pro-rata distribution, resulting in a recovery that the Primary Fund believes would be between 98.75 and 99.00 cents per share. The court has not yet made a final ruling on this matter. During the third quarter of 2009, the Company adjusted its previously recorded reserve to represent a 1.25 cent per share potential loss. Changes in market conditions could result in further adjustments to the fair value of this investment (see Note 2).
     The following table reflects the activity for the Company’s Short-term investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2009:

Short-term
Investments

Balance at December 31, 2008	$13,138
Total realized and unrealized gains, included in earnings, net	283
Distributions received	(6,513)

Balance at September 30, 2009	$6,908

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
8. Earnings Per Share
     Basic earnings per share (“EPS”) represent net income divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive restricted shares and options that were out of the money and excluded for the three and nine months ended September 30, 2009, were 0.1 million. Anti-dilutive options, which were out of the money for the three and nine months ended September 30, 2008, were de minimis.
     The calculations of basic and diluted EPS for the three and nine months ended September 30 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Numerator:
Net Income Attributable to Common Stockholders	$14,722	$5,241	$49,437	$1,440

Denominator:
Basic EPS weighted average shares outstanding	20,924	21,552	20,903	21,494
Effect of dilutive stock options and restricted stock	207	110	123	87

Diluted EPS weighted average shares outstanding	21,131	21,662	21,026	21,581

EPS:
Basic	$0.70	$0.24	$2.37	$0.07

Diluted	$0.70	$0.24	$2.35	$0.07

     The calculation of diluted shares is calculated per ASC 260, Earnings per Share, and reflects the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include 0.3 million restricted shares and units in which performance or market conditions were not satisfied for the three and nine months ended September 30, 2009 and 2008.
9. Taxes
     The Company’s effective income tax rates were 35.1% and 48.4% for the three months ended September 30, 2009 and 2008, respectively, and 38.4% and 133.2% for the nine months ended September 30, 2009 and 2008, respectively. The effective rates differ from the statutory rate primarily due to tax matters related to Titan in 2009 and Polar in 2008, as well as the non-deductibility of certain items for tax purposes and the relationship of these items to the Company’s projected operating results for the year. The Company did not record income tax benefits related to the losses of Titan and Polar because they had no prior period income to apply against these losses, and, therefore, the losses may only offset future income. During 2009, Polar was not part of the Company’s consolidated financial statements.
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
     The Company is subject to ASC 805, effective in the first quarter of 2009. As a result, any reduction of income tax contingencies or valuation allowance related to periods before the Company’s emergence from bankruptcy in July 2004 will be applied to income tax expense. The Company maintains approximately $30.0 million of income tax contingences to offset certain deferred tax assets related to periods before the Company’s emergence from bankruptcy. In addition, the Company maintains approximately $50.0 million of valuation allowance against certain pre-emergence deferred tax assets. Based on the application of the revised standard, any reduction of the pre-emergence income tax contingencies or valuation allowance in 2009 or later years will reduce income tax expense.
     During 2009, the Company reduced, through Additional paid-in capital (“APIC”), a $1.6 million deferred tax liability related to a prior period. The initial recording of the deferred tax liability and its reversal through APIC are in accordance with the application of fresh-start accounting.
10. Subsequent Event
     The Company assessed events occurring to the date of the balance sheet through October 26, 2009, the date the Financial Statements were issued, for potential recognition and disclosure in the Financial Statements. Except as described below, no events have occurred that would require adjustment to or disclosure in the Financial Statements.
     On October 22, 2009, the Company entered into an agreement with SonAir-Serviço Aéreo, S.A. (“SonAir”), a wholly owned subsidiary of the Sonangol Group, the multinational energy company of Angola and member of the United States-Africa Energy Association (“USAEA”), to operate an outsourced premium passenger charter service with two newly customized Boeing 747-400 aircraft reconfigured into largely business and executive class configuration. The aircraft are being provided by SonAir’s parent company. The Company plans to operate three dedicated weekly non-stop flights between Houston, Texas and Luanda, Angola.
     While the private charter is not open to the public, it provides USAEA members, which include many of the leading U.S. energy companies, with a premium non-stop transportation link to support complex long-term projects in the West African energy sector.
     Under the agreement, the Company expects to receive contractually determined revenues for the operation of the aircraft without assuming responsibility for passenger revenue and certain direct costs, including fuel. The operating statistics and results of operations for this service will be included in the Company’s ACMI segment.

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
Background
Certain Terms — Glossary
     The following terms represent industry-related items and statistics specific to the airline and cargo industry sectors. They are used by management for statistical analyses to better evaluate and measure operating levels, results, productivity and efficiency.

A Checks	Low-level maintenance checks performed on aircraft at an interval of approximately 650 to 750 flight hours.

ATM	Available ton miles, which represent the maximum available tons (capacity) per actual miles flown. It is calculated by multiplying the available capacity (tonnage) of the aircraft by the miles flown by the aircraft.

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

C Checks	High-level or “heavy” airframe maintenance checks, which are more intensive in scope than A Checks and are generally performed on 18-month intervals.

D Checks	High-level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed on an interval of nine years or 25,000 flight hours, whichever occurs sooner for 747-200s, and six years for 747-400s.

Direct Contribution	Consists of income before income taxes, excluding post-emergence costs and related professional fees, aircraft retirement costs, gains on the sale of aircraft, gains on the issuance of shares, and unallocated income and expenses.

Revenue per Block Hour	Calculated by dividing operating revenue by Block Hours.
Business Strategy
     We are the leading provider of leased wide-body freighter aircraft, furnishing outsourced aircraft operating services and solutions. As such, we manage and operate the world’s largest fleet of 747 freighters. We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that lead the industry in terms of quality and global scale. Our customers include airlines, express delivery providers, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Asia, the Middle East, Australia, Europe, South America, Africa and North America.
     Global air freight demand is highly correlated with global gross domestic product and the slowdown in global economic activity in 2008 resulted in an unprecedented decline in air freight volumes in the second half of 2008, which has continued into the first three quarter of 2009. We believe that our business model, which focuses on deployment of modern and efficient aircraft, positions us well to meet the challenges of the market environment.
     We believe that our existing fleet of 22 modern, high-efficiency 747-400 aircraft represents one of the most efficient freighter fleets in the market. Our primary placement for these aircraft will continue to be long-term ACMI outsourcing contracts with high-credit-quality customers. We will opportunistically displace further 747-200 AMC and Commercial Charter flying to the extent that we do not have demand for the aircraft. In the event we displace 747-200s due to market demand, we will review the adequacy of the carrying values of those aircraft at that time.
     Our growth plans are focused on the further enhancement of our ACMI market position with our order of 12 new, state-of-

the-art 747-8 aircraft, which Boeing has scheduled to begin delivery at the earliest in late 2010 (see Note 4 to our Financial Statements). We are currently the only Wet Lease operator offering these aircraft to the ACMI leasing market. In addition to our order, we also hold rights to purchase up to an additional 14 747-8F aircraft, providing us with flexibility to further expand our fleet in response to market conditions.
     We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry. The relative operating cost efficiency of our current 747-400F aircraft and future 747-8F aircraft, including their superior fuel efficiency, capacity and loading capabilities, create a compelling value proposition for our customers and position us well to manage the current difficult market conditions and for future growth in the ACMI, Commercial Charter and Dry Leasing areas of our business.
     Our primary service offerings are:
     Aircraft leasing services, which encompass the following:
•	ACMI, whereby we provide outsourced aircraft operating solutions including the provision of crew, maintenance and insurance for the aircraft, while customers assume fuel, demand and yield risk. ACMI contracts typically range from three to six years for 747-400s and shorter periods for 747-200s. Included in ACMI is the provision of Express Network ACMI, whereby we provide dedicated 747-400 aircraft to Polar that service the requirements of DHL’s global express operations and other Polar customers. Beginning on April 8, 2009, we consolidated GSS and the aircraft that were dry leased to GSS are now included in ACMI (see Note 2 to our Financial Statements);

•	Dry Leasing, whereby we provide aircraft and / or engine leasing solutions to third parties for one or more dedicated aircraft for one-to five-year periods. We provide Dry Leasing services to GSS, a private company in which we own a 49% interest. Beginning on April 8, 2009, we consolidated GSS and the aircraft that are dry leased to GSS are now included in ACMI after that date (see Note 2 to our Financial Statements).
     Charter services, which encompass the following:
•	AMC Charter services, whereby we provide air cargo services for the AMC;

•	Commercial Charter, whereby we provide aircraft charters to brokers, freight forwarders, direct shippers and airlines.
     We look to achieve our strategy through:
•	Delivering superior service quality to our valued customers;

•	Actively managing our fleet with a focus on leading-edge aircraft;

•	Focusing on securing long-term contracts;

•	Driving significant ongoing efficiencies and productivity improvements;

•	Selectively pursuing and evaluating future aircraft acquisitions and alliances; and,

•	Building our brand and increasing market share.
     See “Business Overview” and “Business Strategy” in our 2008 Annual Report on Form 10-K for additional information.

Financial Overview
     Our Results of Operations for the nine months ended September 30, 2009 have been impacted by several important factors that affect comparisons to 2008. First, we deconsolidated Polar as of the Commencement Date in 2008. Our 2008 Operating Statistics, Operating Revenue and Operating Expenses reflect the consolidation of Polar and its Scheduled Service business prior to the Commencement Date in 2008, while our 2009 results do not.
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
     Third, general worldwide economic conditions experienced a downturn due to the sequential effects of the sub-prime lending crisis, general credit declines, economic recession, market declines, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions resulted in reduced demand for products being shipped by air for our ACMI customers, causing many of them to fly below their minimum contractual Block Hours during the nine months ended September 30, 2009.
Results of Operations
Three Months Ended September 30, 2009 and 2008
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
     The table below sets forth selected Operating Statistics for the three months ended September 30:

			Increase /	Percent
	2009	2008	(Decrease)	Change
Block Hours
ACMI	19,812	13,374	6,438	48.1%
AMC Charter	5,023	4,345	678	15.6%
Commercial Charter	3,361	1,218	2,143	175.9%
Scheduled Service	—	11,786	(11,786)	(100.0)%
Other	77	167	(90)	(53.9)%

Total Block Hours	28,273	30,890	(2,617)	(8.5)%

			Increase /	Percent
	2009	2008	(Decrease)	Change
Revenue Per Block Hour
ACMI	$6,131	$6,032	$99	1.6%
AMC Charter	15,651	27,504	(11,853)	(43.1)%
Commercial Charter	15,557	22,781	(7,224)	(31.7)%
Fuel
AMC
Average fuel cost per gallon	$1.55	$4.30	$(2.75)	(64.0)%
Fuel gallons consumed (000s)	15,520	14,250	1,270	8.9%
Commercial Charter and Scheduled Service
Average fuel cost per gallon	$2.05	$3.80	$(1.75)	(46.0)%
Fuel gallons consumed (000s)	11,406	42,649	(31,243)	(73.3)%

Fleet (average during the period)
Aircraft count	27.8	31.8	(4.0)	(12.6)%
Dry leased*	—	4.0	(4.0)	(100.0)%
Out-of-service*	3.2	—	3.2	—

*	Dry leased and Out-of-service aircraft are not included in the operating fleet average aircraft count.
Operating Revenue
     Our 2009 Operating Revenue reflects the deconsolidation of Polar following the Commencement Date and the consolidation of GSS beginning April 8, 2009. As noted above, we did not have any Scheduled Service revenue during 2009. The following table compares our Operating Revenue for the three months ended September 30 (in thousands):

			Increase /	Percent
	2009	2008	(Decrease)	Change
Operating Revenue
ACMI	$121,473	$80,678	$40,795	50.6%
AMC Charter	78,613	119,507	(40,894)	(34.2)%
Commercial Charter	52,286	27,747	24,539	88.4%
Dry Leasing	335	10,800	(10,465)	(96.9)%
Scheduled Service	—	221,926	(221,926)	(100.0)%
Other	2,771	—	2,771	—

Total Operating Revenue	$255,478	$460,658	$(205,180)	(44.5)%

     ACMI revenue increased $40.8 million, or 50.6%, primarily due to $42.9 million of Express Network ACMI flying in the third quarter of 2009 (which began October 27, 2008) and $19.0 million from the consolidation of GSS (beginning April 8, 2009), which was partially offset by a reduction in ACMI flying of approximately $21.1 million. ACMI Block Hours were 19,812 in the third quarter of 2009, compared to 13,374 in the third quarter of 2008, an increase of 6,438 Block Hours, or 48.1%. The increase in Block Hours was driven by six additional aircraft supporting Express Network ACMI flying during the third quarter of 2009, which were previously operating in Scheduled Service in 2008, and the inclusion of three aircraft flown by GSS during the third quarter of 2009, which were previously reported as Dry Leasing. Partially offsetting these increases was a reduction in Block Hours due to ACMI customers that flew below contractual minimums. In addition, one 747-400 that was returned at the end of its ACMI contract in March 2009 was redeployed to AMC and Commercial Charter. In the third quarter of 2009, there was an average of 17.3 747-400 aircraft and 0.1 747-200 aircraft supporting ACMI compared to an average of 11.1 747-400 aircraft and 2.3 747-200 aircraft for the comparable period in 2008. Revenue per Block Hour was $6,131 for the third quarter of 2009, compared to $6,032 for the third quarter of 2008, a slight increase of $99 per Block Hour, or 1.6%. The slight increase in Revenue per Block Hour was primarily driven by an increase in ACMI customers that flew below contractual Block Hours but were billed for those hours.
     AMC Charter revenue decreased $40.9 million, or 34.2%, primarily due to a lower fuel component in AMC Charter Revenue per Block Hour partially offset by an increase in flying. AMC Charter Block Hours were 5,023 in the third quarter of 2009 compared to 4,345 in the third quarter of 2008, an increase of 678 Block Hours, or 15.6%. For the third quarter of 2009, the AMC average “pegged” fuel price was $1.55 per gallon compared to an average “pegged” fuel price of

$4.30 for the third quarter of 2008. The decrease in the “pegged” fuel price was the primary driver of the reduction in AMC Charter Revenue per Block Hour from $27,504 for the third quarter of 2008 to $15,651 for the third quarter of 2009, a decrease of $11,853 or 43.1%.
     Commercial Charter revenue increased $24.5 million, or 88.4%, due to an increase in Block Hours flown, which was partially offset by a decrease in Revenue per Block Hour. Revenue per Block Hour was $15,557 in the third quarter of 2009, compared to $22,781 in the third quarter of 2008, a decline of $7,224 per Block Hour or 31.7%. The decline was caused by pricing decreases related to the reduction in the cost of fuel and by more aggressive charter pricing demands by our customers during the third quarter of 2009 compared to the third quarter of 2008. Commercial Charter Block Hours were 3,361 in the third quarter of 2009, compared to 1,218 in the same period of 2008, an increase of 2,143 or 175.9%. The increase in Block Hours was the result of the redeployment of 747-400 aircraft returned from ACMI and the flying of charters to and from South America. The deployment of 747-400 aircraft in Commercial Charter gives us a competitive advantage over other cargo airlines that primarily offer smaller aircraft. In addition, we have been able to increase the number of Commercial Charters from Asia to the U.S. as the return legs of one-way AMC missions. The increase in Block Hours operated by 747-400 aircraft was partially offset by a reduction of 747-200 Block Hours due to the retirement of certain of our older 747-200 aircraft at the end of 2008.
     Dry Leasing revenue decreased $10.5 million, or 96.9%, primarily as a result of a $10.8 million reduction related to the consolidation of GSS, partially offset by a $0.3 million increase in revenue from the leasing of engines in 2009. On April 8, 2009, upon the consolidation of GSS, the three 747-400 aircraft that GSS Wet Leases to a customer and the associated revenue are now included in ACMI. The Dry Lease revenue for those aircraft that were previously reported in Dry Leasing was eliminated in consolidation. During the third quarter of 2009, we had no 747-400 aircraft on Dry Lease to third parties compared to the 3.0 747-400 aircraft Dry Leased to GSS during the third quarter of 2008.
     Scheduled Service revenue decreased $221.9 million as we ceased to provide this type of service following the Commencement Date in 2008 and the revenue related to the aircraft supporting Polar is now reflected in ACMI.
     Other revenue increased $2.8 million primarily due to revenue related to management and administrative support services provided to Polar. See Note 2 to our Financial Statements.
Operating Expenses
     Our 2009 Operating Expenses reflect the deconsolidation of Polar following the Commencement Date in 2008 and the consolidation of GSS beginning on April 8, 2009. The expense line items impacted are discussed below. The following table compares our operating expenses for the three months ended September 30 (in thousands):

			Increase /	Percent
	2009	2008	(Decrease)	Change
Operating Expenses
Salaries, wages and benefits	$52,271	$54,697	$(2,426)	(4.4)%
Aircraft fuel	47,486	223,436	(175,950)	(78.7)%
Aircraft rent	38,058	40,175	(2,117)	(5.3)%
Maintenance, materials and repairs	37,533	44,777	(7,244)	(16.2)%
Depreciation	9,039	8,715	324	3.7%
Landing fees and other rent	10,434	16,994	(6,560)	(38.6)%
Travel	5,970	10,570	(4,600)	(43.5)%
Ground handling and airport fees	4,941	17,049	(12,108)	(71.0)%
Other	21,118	24,000	(2,882)	(12.0)%

Total Operating Expense	$226,850	$440,413	$(213,563)	(48.5)%

     Salaries, wages and benefits decreased $2.4 million, or 4.4%, primarily due to a $4.8 million reduction attributable to the deconsolidation of Polar and a net reduction in crew and ground staff costs of $1.2 million, partially offset by a $3.6 million increase related to the consolidation of GSS.
     Aircraft fuel expense decreased $176.0 million, or 78.7%, as a result of $117.7 million of reduced consumption and approximately $58.3 million in fuel price decreases. A $137.1 million decrease in volume was due to the deconsolidation of Polar that was partially offset by $19.4 million of increased AMC and Commercial Charter consumption. The average fuel price per gallon for the Commercial Charter business was approximately $2.05 for the third quarter of 2009, compared to approximately $3.80 for the Commercial Charter and Scheduled Service businesses in the third quarter of 2008, a decrease of 46.0%. Fuel consumption for these businesses decreased by 31.2 million gallons, or 73.3%. A 36.1 million gallon decrease was due to the deconsolidation of Polar that was partially offset by 4.9 million gallons of increased AMC and Commercial Charter consumption. The average fuel price per gallon for the AMC Charter business was approximately $1.55 in the third quarter of 2009, compared to approximately $4.30 in the third quarter of 2008, a decrease of 64.0%. AMC fuel consumption increased by 1.3 million gallons or 8.9%. The increase in AMC fuel consumption was commensurate with the increase in Block Hours operated in that segment partially offset by a decrease in consumption related to the flying of more efficient 747-400 aircraft. We do not incur fuel expense in our ACMI business as the cost of fuel is borne by the customer.
     Aircraft rent decreased $2.1 million, or 5.3%, primarily due to a $2.1 million decrease related to the termination of a 747-200 operating lease in December 2008 and a $0.6 million decrease in re-accommodated air service, partially offset by a $0.6 million increase in engine rent expense. Re-accommodated air costs are incurred in situations whereby we utilize other airlines to transport freight to airports that we do not serve directly.
     Maintenance, materials and repairs decreased $7.2 million, or 16.2%, primarily due to decreased line maintenance expense and other non-heavy maintenance expense of approximately $3.0 million and heavy airframe check expense of approximately $5.4 million partially offset by an increase in engine overhauls of approximately $1.2 million. Included in these changes was a $5.3 million increase related to the consolidation of GSS. The decrease in line maintenance expense was due to reduced Block Hours in the third quarter of 2009 compared to 2008 and cost reduction initiatives such as the use of spare parts from retired 747-200 aircraft rather than incurring repair expenses. There were seven engine overhauls in the third quarter of 2009 compared to ten during the same period of 2008. There were no C Checks on 747-200 aircraft and three C Checks on 747-400 aircraft during the third quarter of 2009, compared to two C Checks on 747-200 and four C Checks on 747-400 aircraft during the third quarter of 2008. There were no 747-200 D Checks and one 747-400 D Check in the third quarter of 2009 and no 747-200 D Checks and two 747-400 D Checks in 2008. During the third quarter of 2009, we experienced an increase in the unit cost of heavy maintenance checks and engine overhauls supporting our 747-400 aircraft compared to the same period in 2008.
     Depreciation and amortization increased $0.3 million, or 3.7%.
     Landing fees and other rent decreased $6.6 million, or 38.6%, most of which was due to the reduction in Scheduled Service Block Hours. A $9.6 million reduction was due to the deconsolidation of Polar that was partially offset by $3.0 million of increased AMC and Commercial Charter activity. We generally do not incur landing fees for our ACMI business as the cost is borne by the customer.
     Travel decreased $4.6 million, or 43.5%, primarily due to a $3.1 million improvement in costs resulting from management’s cost reduction initiatives, a smaller 747-200 fleet and travel reimbursements from ACMI customers. The 747-200 aircraft requires a three-person crew compared to a two-person crew on 747-400 aircraft resulting in lower crew travel costs. In addition, travel improved by approximately $1.8 million due to the deconsolidation of Polar, partially offset by a $0.6 million increase related to the consolidation of GSS.
     Ground handling and airport fees decreased $12.1 million, or 71.0%, most of which was due to the reduction in Scheduled Service Block Hours. A $14.4 million reduction was due to the deconsolidation of Polar that was partially offset by a $1.8 million increase related to the growth in Commercial Charter flying during the third quarter of 2009 and a $0.5 million increase related to the consolidation of GSS.
     Other operating expenses decreased $2.9 million, or 12.0%, primarily related to a $2.3 million reduction in AMC commissions related to reduced AMC Charter revenue, a $1.2 million reduction in the use of contractors and a $0.8 million reduction in freight costs. These expense reductions, among others, are the result of executing our cost reduction initiatives. Partially offsetting these decreases was an increase in professional services fees of $1.8 million and a $1.5 million loss related to Polar’s foreign currency transactions for prior periods. In addition, $2.5 million of the decrease was due to the deconsolidation of Polar, which was offset by a $0.9 million increase related to the consolidation of GSS.
     Non-operating Expenses / (Income)
     Our 2009 Non-operating Expenses / (Income) reflect the deconsolidation of Polar following the Commencement Date in 2008 and the consolidation of GSS since April 8, 2009. The Non-operating Expenses / (Income) line items impacted are discussed below. The following table compares our non-operating expenses for three months ended September 30 (in thousands):

			Increase /	Percent
	2009	2008	(Decrease)	Change
Non-operating Expenses / (Income)
Interest income	$(346)	$(2,752)	$(2,406)	(87.4)%
Interest expense	11,063	12,907	(1,844)	(14.3)%
Capitalized interest	(3,069)	(3,039)	30	1.0%
Other expense (income), net	(699)	2,978	(3,677)	(123.5)%
     Interest income decreased $2.4 million, or 87.4%, primarily due to a reduction in the effective yield on cash and cash equivalents as global interest rates dropped in 2009.
     Interest expense decreased $1.8 million, or 14.3%, due to reductions in debt balances of higher-rate debt through principal payments, partially offset by additional borrowings under our pre-delivery deposit financing facility on five of our twelve 747-8F orders. Both the pre-delivery deposit financing facility and term loans that finance two of our 747-400 aircraft have variable interest rates that are currently lower than the rates prevailing in 2008. Long- and short-term debt and capital leases averaged approximately $641.7 million in 2009 compared to approximately $561.0 million in 2008.
     Capitalized interest was relatively flat due to the offsetting effects of additional borrowings under our pre-delivery deposit financing facility on our 747-8F aircraft order and lower variable interest rates during 2009.
     Other expense (income), net improved by $3.7 million, primarily due to a 2009 improvement in realized and unrealized gains / losses on foreign currency transactions versus 2008. This improvement was attributable to a stronger U.S dollar in the most recent quarter compared to less favorable exchange rates that prevailed in 2008. We do not hedge our foreign currency exposure.
     Income taxes. Our effective income tax rates were 35.1% and 48.4% for the three months ended September 30, 2009 and 2008, respectively. Our effective rates differ from the statutory rate primarily due to tax matters related to Titan in 2009 and Polar in 2008, as well as, the non-deductibility of certain items for tax purposes and losses incurred by Polar in 2008, for which no tax benefits were recorded.
Segments
     Beginning April 8, 2009, GSS results of operations are included in the ACMI segment (see Note 2 to our Financial Statements). Prior to that date, revenue from the Dry Leases to GSS was shown in the Dry Leasing segment. The following table compares the Direct Contribution for our reportable segments (see Note 3 to our Financial Statements for the reconciliation to Operating income / (loss)) for the three months ended September 30 (in thousands):

			Increase /	Percent
	2009	2008	(Decrease)	Change
Direct Contribution:
ACMI	$22,710	$20,098	$2,612	13.0%
AMC Charter	27,805	29,194	(1,389)	(4.8)%
Commercial Charter	3,147	2,624	523	19.9%
Dry Leasing	(1,046)	2,657	(3,703)	(139.4)%
Scheduled Service	—	(13,544)	13,544	100.0%

Total Direct Contribution	$52,616	$41,029	$11,587	28.2%

Unallocated income and expenses	$30,937	$30,878	$59	0.2%

ACMI Segment
     Direct Contribution relating to the ACMI segment increased $2.6 million, or 13.0%. During the third quarter of 2009, there was an average of 17.3 747-400 aircraft and 0.1 747-200 aircraft supporting ACMI compared to an average of 11.1 747-400 aircraft and 2.3 747-200 aircraft supporting ACMI in the third quarter of 2008. ACMI segment Direct Contribution increased due to additional 747-400 aircraft supporting the Express Network ACMI after the Commencement Date in 2008, and an increase in unflown Block Hours, which improved our ACMI Revenue per Block Hour. Partially offsetting these improvements were increased heavy maintenance expense on 747-400 aircraft. Also impacting the ACMI segment were the results of operations for three 747-400 aircraft from the consolidation of GSS (beginning April 8, 2009), which were previously reported in the Dry Leasing segment.
AMC Charter Segment
     Direct Contribution relating to the AMC Charter segment decreased $1.4 million, or 4.8%, primarily due to decreases in revenue driven by reductions in the “pegged” price for fuel, a slight reduction in Block Hours during the third quarter of 2009 and an increase in crew costs as we reduced the 747-200 fleet size and retrained our crew. In addition, AMC commissions decreased corresponding with the decrease in AMC revenue. Partially offsetting the decrease in AMC revenue was an improvement in maintenance expense on the 747-200 aircraft allocated to the AMC segment and a reduction in aircraft fuel expense as fuel prices decreased.
Commercial Charter Segment
     Direct Contribution relating to the Commercial Charter segment increased $0.5 million, or 19.9%, primarily due to an increase in Commercial Charter activity, an improvement in maintenance expense on the 747-200 aircraft allocated to this segment and a reduction in aircraft fuel expense as fuel price decreases outpaced reductions in Revenue per Block Hour. Offsetting the decreases was an increase in crew costs as we reduced the 747-200 fleet size and retrained our crew. While Commercial Charter pricing has weakened, we have been able to deploy 747-400 aircraft in place of 747-200 aircraft, which gives us a competitive advantage over other cargo airlines. During the period, we experienced increased Commercial Charter activity to and from South America and out of Asia compared to the third quarter of 2008. In the fourth quarter of 2008, we began regular 747-400 Commercial Charter service to and from South America.
Dry Leasing Segment
     Direct Contribution relating to the Dry Leasing segment decreased $3.7 million, shifting to a loss, primarily due to the consolidation of GSS. Beginning April 8, 2009, upon the consolidation of GSS, three 747-400 aircraft that GSS Wet Leases to British Airways and the associated Direct Contribution that were previously reported in Dry Leasing are now included in ACMI. During the third quarter of 2009, we had no aircraft on Dry Lease compared to an average of 3.0 747-400 aircraft on Dry Lease to third parties during the third quarter of 2008.
Scheduled Service Segment
     Direct Contribution relating to the Scheduled Service segment ceased to exist after the Commencement Date in 2008and the Direct Contribution related to the aircraft supporting Polar is now reflected in ACMI.
Unallocated income and expenses
     Unallocated income and expenses were essentially unchanged from the prior year.
Nine Months Ended September 30, 2009 and 2008
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
     The table below sets forth selected Operating Statistics for the nine months ended September 30:

			Increase /	Percent
	2009	2008	(Decrease)	Change
Block Hours
ACMI	54,957	39,022	15,935	40.8%
AMC Charter	14,501	14,167	334	2.4%
Commercial Charter	7,848	4,207	3,641	86.5%
Scheduled Service	—	33,616	(33,616)	(100.0)%
Other	183	587	(404)	(68.8)%

Total Block Hours	77,489	91,599	(14,110)	(15.4)%

			Increase /	Percent
	2009	2008	(Decrease)	Change
Revenue Per Block Hour
ACMI	$6,531	$6,020	$511	8.5%
AMC Charter	16,359	22,958	(6,599)	(28.7)%
Commercial Charter	14,386	19,161	(4,775)	(24.9)%
Fuel
AMC
Average fuel cost per gallon	$1.81	$3.21	$(1.40)	(43.6)%
Fuel gallons consumed (000s)	44,793	46,108	(1,315)	(2.9)%
Commercial Charter and Scheduled Service
Average fuel cost per gallon	$1.77	$3.63	$(1.86)	(51.2)%
Fuel gallons consumed (000s)	26,406	123,963	(97,557)	(78.7)%

Fleet (average during the period)
Aircraft count	27.8	30.8	(3.0)	(9.7)%
Dry leased*	1.1	4.9	(3.8)	(77.6)%
Out-of-service*	2.3	0.3	2.0	666.7%

*	Dry leased and Out-of-service aircraft are not included in the operating fleet average aircraft count.
Operating Revenue
     Our 2009 Operating Revenue reflects the deconsolidation of Polar following the Commencement Date and the consolidation of GSS beginning on April 8, 2009. As noted above, we did not have any Scheduled Service revenue during 2009. The following table compares our Operating Revenue for the nine months ended September 30 (in thousands):

			Increase /	Percent
	2009	2008	(Decrease)	Change
Operating Revenue
ACMI	$358,943	$234,900	$124,043	52.8%
AMC Charter	237,224	325,247	(88,023)	(27.1)%
Commercial Charter	112,901	80,611	32,290	40.1%
Dry Leasing	12,146	36,878	(24,732)	(67.1)%
Scheduled Service	—	594,823	(594,823)	(100.0)%
Other	18,772	—	18,772	—

Total Operating Revenue	$739,986	$1,272,459	$(532,473)	(41.8)%

     ACMI revenue increased $124.0 million, or 52.8%, primarily due to $140.2 million of Express Network ACMI flying in the nine months ended September 30, 2009 (which began October 27, 2008) and $37.9 million from the consolidation of GSS (beginning April 8, 2009), which was partially offset by a reduction in ACMI flying of approximately $54.1million. ACMI Block Hours were 54,957 in the nine months ended September 30, 2009, compared to 39,022 in the nine months ended September 30, 2008, an increase of 15,935 Block Hours, or 40.8%. The increase in Block Hours was driven by additional aircraft supporting Express Network ACMI flying, which increased by eight aircraft on the Commencement Date in 2008 and then reduced to six, with the return of two aircraft, at the beginning of the second quarter of 2009. In addition, beginning on April 8, 2009, the three 747-400 aircraft flown by GSS that were previously reported in Dry Leasing are now reported as ACMI. One 747-400 that was returned at the end of its ACMI contract in March 2009 was redeployed to AMC and Commercial Charter. In 2009, there was an average of 16.8 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI compared to an average of 10.8 747-400 aircraft and 1.9 747-200 aircraft for the comparable period in 2008. Revenue per Block Hour was $6,531 for the nine months ended September 30, 2009, compared to $6,020 for the nine months ended September 30, 2008, an increase of $511 per Block Hour, or 8.5%. The increase in Revenue per Block Hour was primarily driven by an increase in ACMI customers that flew below contractual Block Hours but were billed for those hours.
     AMC Charter revenue decreased $88.0 million, or 27.1%, primarily due to a lower fuel component in AMC Charter Revenue per Block Hour, partially offset by an increase in flying. AMC Charter Block Hours were 14,501 in the nine months ended September 30, 2009 compared to 14,167 in nine months ended September 30, 2008, an increase of 334

Block Hours, or 2.4%. Beginning January 1, 2009, the AMC reduced the “pegged” fuel price to $2.40 per gallon and again on April 1, 2009, to $1.55 per gallon, compared to an average “pegged” fuel price of $3.21 for the nine months ended September 30, 2008. The decrease in the “pegged” fuel price was the primary driver of the reduction in AMC Charter Revenue per Block Hour from $22,958 for the nine months ended September 30, 2008 to $16,359 for the nine months ended September 30, 2009, a decrease of $6,599 or 28.7%.
     Commercial Charter revenue increased $32.3 million, or 40.1%, due to an increase in Block Hours flown, which was partially offset by a decrease in Revenue per Block Hour. Revenue per Block Hour was $14,386 in the nine months ended September 30, 2009, compared to $19,161 in the nine months ended September 30, 2008, a decline of $4,775 per Block Hour or 24.9%. The decline in Revenue per Block Hour was caused by pricing decreases related to the reduction in the cost of fuel and more aggressive charter pricing during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Commercial Charter Block Hours were 7,848 in the nine months ended September 30, 2009, compared to 4,207 in the same period of 2008, an increase of 3,641 or 86.5%. The increase in Block Hours was the result of the redeployment of 747-400 aircraft returned from ACMI and the flying of charters to and from South America. The deployment of 747-400 aircraft in Commercial Charter gives us a competitive advantage over other cargo airlines that primarily offer smaller aircraft. In addition, we have been able to increase the number of Commercial Charters from Asia to the U.S. as the return legs of one-way AMC missions. The increase in Block Hours operated by 747-400 aircraft was partially offset by a reduction of 747-200 Block Hours due to the retirement of certain of our older 747-200 aircraft at the end of 2008.
     Dry Leasing revenue decreased $24.7 million, or 67.1%, primarily due to a $20.6 million reduction related to the consolidation of GSS and a $3.3 million decrease from three 747-200 aircraft that were dry leased in the first half of 2008, partially offset by a $0.3 million increase in revenue from the leasing of engines in 2009. On April 8, 2009, upon the consolidation of GSS, the three 747-400 aircraft that GSS Wet Leases to a customer and the associated revenue are now included in ACMI. The Dry Lease revenue for those aircraft that was previously reported in Dry Leasing was eliminated in consolidation after that date. During the nine months ended September 30, 2009, we had an average of 1.1 747-400 aircraft and no 747-200 aircraft on Dry Lease compared to an average of 3.0 747-400 aircraft and 1.5 747-200 aircraft on Dry Lease during the nine months ended September 30, 2008. The average of 1.1 747-400 aircraft that were Dry Leased during the nine months ended September 30, 2009 represents the period of January 1st through April 7th, when GSS was accounted for under the equity method (see Note 2 to our Financial Statements). We experienced customer defaults on three Dry Leased 747-200 aircraft in the first half of 2008 as the two customers leasing those aircraft filed for protection under local insolvency laws. The returned aircraft have been either parked or sold.
     Scheduled Service revenue decreased $594.8 million as we ceased to provide this type of service following the Commencement Date in 2008 and the revenue related to the aircraft supporting Polar is now reflected in ACMI.
     Other revenue increased $18.8 million due to the receipt of a $10.0 million fee for the effective early termination of an ACMI contract for two aircraft provided to DHL. In addition, we recorded $8.2 million in revenue related to management and administrative support services provided to Polar. See Note 2 to our Financial Statements.
Operating Expenses
     Our 2009 Operating Expenses reflect the deconsolidation of Polar following the Commencement Date in 2008 and the consolidation of GSS since April 8, 2009. The expense line items impacted are discussed below. The following table compares our operating expenses for the nine months ended September 30 (in thousands):

			Increase /	Percent
	2009	2008	(Decrease)	Change
Operating Expenses
Salaries, wages and benefits	$157,288	$166,445	$(9,157)	(5.5)%
Aircraft fuel	128,922	574,958	(446,036)	(77.6)%
Aircraft rent	113,152	120,502	(7,350)	(6.1)%
Maintenance, materials and repairs	108,356	138,620	(30,264)	(21.8)%
Depreciation	24,555	29,898	(5,343)	(17.9)%
Landing fees and other rent	28,226	55,924	(27,698)	(49.5)%
Travel	17,998	37,179	(19,181)	(51.6)%
Ground handling and airport fees	10,710	54,671	(43,961)	(80.4)%
Gain on disposal of aircraft	(957)	(2,726)	(1,769)	(64.9)%
Other	53,898	69,466	(15,568)	(22.4)%

Total Operating Expense	$642,148	$1,244,937	$(602,789)	(48.4)%

     Salaries, wages and benefits decreased $9.2 million, or 5.5%, primarily due to a $14.5 million reduction attributable to the deconsolidation of Polar and a net reduction in crew and ground staff costs of $4.5 million, partially offset by a $7.1 million increase related to the consolidation of GSS. In 2008, we released employment tax reserves related to the successful resolution of an examination with the IRS resulting in a $2.7 million non-recurring benefit.
     Aircraft fuel expense decreased $446.0 million, or 77.6%, as a result of $334.3 million of reduced consumption and approximately $111.8 million in fuel price decreases. Of the $334.3 million in volume decreases, approximately $327.7 million was due to the deconsolidation of Polar. The average fuel price per gallon for the Commercial Charter business was approximately $1.77 for the nine months ended September 30, 2009, compared to approximately $3.63 for the Commercial Charter and Scheduled Service businesses for the nine months ended September 30, 2008, a decrease of 51.2%. Fuel consumption for these businesses decreased by 97.6 million gallons, or 78.7%, of which 94.4 million gallons was due to the deconsolidation of Polar. The average fuel price per gallon for the AMC Charter business was approximately $1.81 in the nine months ended September 30, 2009, compared to approximately $3.21 in the nine months ended September 30, 2008, a decrease of 43.6%. AMC fuel consumption decreased by 1.3 million gallons or 2.9%. The decrease in AMC fuel consumption was related to the increased flying of more efficient 747-400 aircraft. We do not incur fuel expense in our ACMI business as the cost of fuel is borne by the customer.
     Aircraft rent decreased $7.4 million, or 6.1%, primarily due to a $3.0 million decrease in re-accommodated air service, a $1.4 million decrease in engine rent expense and a $3.0 million decrease related to the termination of a 747-200 operating lease in December 2008. Re-accommodated air costs are incurred in situations whereby we utilize other airlines to transport freight to airports that we do not serve directly.
     Maintenance, materials and repairs decreased $30.3 million, or 21.8%, primarily due to decreased engine overhauls of approximately $9.4 million, line maintenance expense and other non-heavy maintenance expense of approximately $15.0 million and heavy airframe check expense of approximately $5.9 million. Included in these decreases was a $10.2 million increase related to the consolidation of GSS. The overall decrease in maintenance expense is the result of reduced Block Hours in the nine months ended September 30, 2009 compared to 2008 and cost reduction initiatives such as the use of spare parts from retired 747-200 aircraft rather than incurring line maintenance expenses. There were twenty-one engine overhauls in the nine months ended September 30, 2009 compared to thirty-six during the same period of 2008. There were no C Checks on 747-200 aircraft and eleven C Checks on 747-400 aircraft during the nine months ended September 30, 2009, compared to seven C Checks on 747-200 and four C Checks on 747-400 aircraft during the nine months ended September 30, 2008. There were no 747-200 D Checks and three 747-400 D Checks in the nine months ended September 30, 2009 and no 747-200 D Checks and four 747-400 D Checks in 2008. During 2009, we experienced an increase in the unit cost of heavy maintenance checks and engine overhauls supporting our 747-400 aircraft compared to the same period in 2008.
     Depreciation decreased $5.3 million, or 17.9%, primarily due to the retirement of certain of our older 747-200 aircraft in 2008.
     Landing fees and other rent decreased $27.7 million, or 49.5%, primarily due to the deconsolidation of Polar. We generally do not incur landing fees for our ACMI business as the cost is borne by the customer.
     Travel decreased $19.2 million, or 51.6%, primarily due to a $4.4 million reduction related to lower Block Hours and a $11.1 million improvement related to management’s cost reduction initiatives, a smaller 747-200 fleet and travel reimbursements from ACMI customers. The 747-200 aircraft requires a three-person crew compared to a two person crew on 747-400 aircraft resulting in lower crew travel costs. In addition, travel improved by approximately $5.8 million due to the deconsolidation of Polar, partially offset by a $1.2 million increase related to the consolidation of GSS.
     Ground handling and airport fees decreased $44.0 million, or 80.4%, most of which was due to the reduction in Scheduled Service Block Hours. A $43.5 million reduction was due to the deconsolidation of Polar that was partially offset by a $0.9 million increase related to the consolidation of GSS. In addition, $1.4 million of the reduction was related to a change in the type of flying and as a result of negotiating rate reductions.
     Gain on disposal of aircraft resulted from the sale of aircraft tail number N920FT and the sale of seven retired engines in 2009. Gain on disposal of aircraft in 2008 was the result of the disposal of aircraft tail number N527FT, which was damaged and subsequently scrapped (except for engines and other valuable rotable parts) after we reached a settlement with our insurer.
     Other operating expenses decreased $15.6 million, or 22.4%, primarily related to a $5.5 million reduction in AMC commissions related to reduced AMC Charter revenue, a $5.0 million reduction in the use of contractors and a $2.3 million reduction in freight costs. These expense reductions, among others, are the result of executing our cost reduction initiatives. Partially offsetting these decreases was a non-recurring $1.8 million benefit from reduced interest regarding a settlement with the IRS on an employment tax examination in 2008 and a $1.5 million loss related to Polar’s foreign currency transactions for prior periods. In addition, $4.8 million of the decrease was due to the deconsolidation of Polar, which was offset by a $2.4 million increase related to the consolidation of GSS.
Non-operating Expenses / (Income)
     Our 2009 Non-operating Expenses / (Income) reflect the deconsolidation of Polar following the Commencement Date in 2008 and the consolidation of GSS since April 8, 2009. The Non-operating Expenses / (Income) line items impacted are discussed below. The following table compares our non-operating expenses for the nine months ended September 30 (in thousands):

			Increase /	Percent
	2009	2008	(Decrease)	Change
Non-operating Expenses / (Income)
Interest income	$(1,816)	$(11,228)	$(9,412)	(83.8)%
Interest expense	34,074	35,999	(1,925)	(5.3)%
Capitalized interest	(9,189)	(7,088)	2,101	29.6%
Gain on early extinguishment of debt	(2,713)	—	2,713	—
Gain on consolidation of subsidiary	(113)	—	113	—
Other expense (income), net	(380)	3,117	(3,497)	(112.2)%
     Interest income decreased $9.4 million, or 83.8%, primarily due to a reduction in the effective yield on cash and cash equivalents as global interest rates dropped in 2009.
     Interest expense decreased $1.9 million, or 5.3%, due to reductions in debt balances of higher-rate debt through principal payments, partially offset by additional borrowings under our pre-delivery deposit financing facility on five of our twelve 747-8F orders. Both the pre-delivery deposit financing facility and term loans that finance two of our 747-400 aircraft have variable interest rates that are currently lower than the rates prevailing in 2008. Long- and short-term debt and capital leases averaged approximately $652.5 million in 2009 compared to approximately $491.4 million in 2008.
     Capitalized interest increased $2.1 million, or 29.6%, primarily due to the offsetting effects of additional borrowings under our pre-delivery deposit financing facility on our 747-8F aircraft order and lower variable interest rates during 2009.
     Gain on early extinguishment of debt of $2.7 million resulted from the prepayment of two term loans at a discount in March 2009.
     Gain on consolidation of subsidiary of $0.1 million represents the gain recorded on the conversion of GSS from the equity method of accounting to consolidation (see Note 2 to our Financial Statements).
     Other expense (income), net changed by $3.5 million, primarily due to a 2009 improvement in realized and unrealized gains / losses on foreign currency transactions versus 2008. This was due to the prevalence of a stronger U.S. dollar in the most recent nine months compared to less favorable exchange rates that prevailed in 2008. The 2009 improvement also benefited from the receipt of a $0.4 million non-recurring insurance recovery. We do not hedge our foreign currency exposure.
     Income taxes. Our effective income tax rates were 38.4% and 133.2% for the nine months ended September 30, 2009 and 2008, respectively. Our effective rates differ from the statutory rate primarily due to the non-deductibility of certain items for tax purposes and losses incurred by Polar in 2008, for which no tax benefits were recorded.
Segments
     Beginning April 8, 2009, GSS results of operations are included in the ACMI segment (see Note 2 to our Financial Statements). Prior to that date, revenue from the Dry Leases to GSS was shown in the Dry Leasing segment. The following table compares the Direct Contribution for our reportable segments (see Note 3 to our Financial Statements for the reconciliation to Operating income / (loss)) for the nine months ended September 30 (in thousands):

			Increase /	Percent
	2009	2008	(Decrease)	Change
Direct Contribution:
ACMI	$69,413	$44,328	$25,085	56.6%
AMC Charter	71,092	80,560	(9,468)	(11.8)%
Commercial Charter	5,940	(2,015)	7,955	394.8%
Dry Leasing	1,014	10,410	(9,396)	(90.3)%
Scheduled Service	—	(46,129)	46,129	100.0%

Total Direct Contribution	$147,459	$87,154	$60,305	69.2%

Unallocated income and expenses	$73,267	$83,158	$(9,891)	(11.9)%

ACMI Segment
     Direct Contribution relating to the ACMI segment increased $25.1 million, or 56.6%. During the nine months ended September 30, 2009, there was an average of 16.8 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI compared to an average of 10.8 747-400 aircraft and 1.9 747-200 aircraft supporting ACMI in the nine months ended September 30, 2008. ACMI segment Direct Contribution increased due to additional 747-400 aircraft supporting the Express Network ACMI after the Commencement Date in 2008 and an increase in unflown Block Hours, which improved our ACMI Revenue per Block Hour, partially offset by increased heavy maintenance expense on 747-400 aircraft during the second and third quarter of 2009. Also impacting the ACMI segment were the results of operations for three 747-400 aircraft from the consolidation of GSS (beginning April 8, 2009), which were previously reported in the Dry Leasing segment.
AMC Charter Segment
     Direct Contribution relating to the AMC Charter segment decreased $9.5 million, or 11.8%, primarily due to decreases in revenue driven by reductions in the “pegged” price for fuel, a slight reduction in Block Hours during the nine months ended September 30, 2009 and an increase in crew costs as we reduced the 747-200 fleet size and retrained our crew. In addition, AMC commissions decreased corresponding with the decrease in AMC revenue. Partially offsetting the decrease in AMC revenue was an improvement in maintenance expense on the 747-200 aircraft allocated to the AMC segment and a reduction in aircraft fuel expense as fuel prices decreased.
Commercial Charter Segment
     Direct Contribution relating to the Commercial Charter segment increased $8.0 million, or 394.8%, primarily due to an increase in Commercial Charter activity, an improvement in maintenance expense on the 747-200 aircraft allocated to this segment, a reduction in landing, parking and overfly expenses and a reduction in aircraft fuel expense as fuel price decreases outpaced reductions in Revenue per Block Hour. Offsetting the decreases was an increase in crew costs as we reduced the 747-200 fleet size and retrained our crew. While Commercial Charter pricing has weakened, we have been able to deploy 747-400 aircraft in place of 747-200 aircraft, which gives us a competitive advantage over other cargo airlines. During the period we experienced increased Commercial Charter activity to and from South America and out of Asia compared to the nine months ended September 30, 2008. In the fourth quarter of 2008, we began regular 747-400 Commercial Charter service to and from South America.
Dry Leasing Segment
     Direct Contribution relating to the Dry Leasing segment decreased $9.4 million, or 90.3%, primarily due to the consolidation of GSS and decreases in our 747-200 dry leases. Beginning April 8, 2009, upon the consolidation of GSS, three 747-400 aircraft that GSS Wet Leases to British Airways and the associated Direct Contribution that was previously reported in Dry Leasing are now included in ACMI. During the nine months ended September 30, 2009, we had an average of 1.1 747-400 aircraft and no 747-200 aircraft on Dry Lease compared to an average of 3.0 747-400 aircraft and 1.5 747-200 aircraft on Dry Lease to third parties during the nine months ended September 30, 2008. We experienced customer defaults on three Dry Leased 747-200 aircraft in the first half of 2008 as the two customers leasing these aircraft filed for protection under local insolvency laws. The returned aircraft have been either parked or sold.
Scheduled Service Segment
     Direct Contribution relating to the Scheduled Service segment ceased to exist after the Commencement Date in 2008 and the Direct Contribution related to the aircraft supporting Polar is now reflected in ACMI.

Unallocated income and expenses
     Unallocated income and expenses decreased $9.9 million, or 11.9%, primarily due to the receipt of a $10.0 million fee for the effective early termination of an ACMI contract for two aircraft provided to DHL.
Liquidity and Capital Resources
     At September 30, 2009, we had cash and cash equivalents of $480.1 million, compared to $397.4 million at December 31, 2008, an increase of $82.8 million, or 20.8%. The increase was driven by cash provided by operating activities of $125.6 million, which was more than sufficient to fund payments used for investing activities of $5.4 million and payments used for financing activities of $37.4 million.
     Significant liquidity events during the nine months ended September 30, 2009 were as follows:
     Short-term investment. At September 30, 2009, we were unable to access the remaining $6.9 million invested in the Primary Fund, a money market fund in which we had invested $101.1 million that suspended redemptions and is being liquidated. During the first quarter of 2009, the Primary Fund reported that it would withhold an additional $3.5 billion of funds to settle estimated losses and legal fees. On May 26, 2009, the SEC filed a motion seeking, among other things, the immediate pro-rata distribution of all funds currently held by the Primary Fund, including the $3.5 billion set aside. The SEC’s distribution plan, which is subject to judicial review, proposes that all investors will receive their pro-rata distribution, resulting in a recovery that the Primary Fund believes would be between 98.75 and 99.00 cents per share. We expect to receive our recoverable holdings in the Primary Fund within the next twelve months. For additional information regarding this investment, see Note 2 to our Financial Statements.
     We consider cash on hand and short-term investments, our pre-delivery deposit financing facility and cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures during 2009. Capital expenditures for the remainder of 2009 are expected to be approximately $31.8 million in cash, including our 747-8F aircraft pre-delivery deposit requirements totaling approximately $14.7 million.
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
     We paid minimal U.S. cash income taxes in 2009 and expect to pay more substantial U.S. cash income taxes in 2010. In addition, two of our foreign branch operations are subject to income tax in Hong Kong, but these branches have sufficient tax loss carryforwards to offset taxable income in 2009 and 2010. We expect to pay no significant foreign income taxes in jurisdictions other than Hong Kong.
     Operating Activities. Net cash provided by operating activities in the nine months ended September 30, 2009 was $125.6 million, compared to $41.4 million for 2008. The increase in cash provided by operating activities was primarily the result of an increase in net income, excluding non-cash items.
     Investing Activities. Net cash used for investing activities was $5.4 million for the nine months ended September 30, 2009, consisting primarily of capital expenditures of $27.1 million, which included capitalized interest on our Boeing 747-8F aircraft order of $9.2 million, partially offset by $11.6 million related to the consolidation of GSS, the redesignation of short-term investments to cash of $6.5 million and proceeds from the sale of aircraft of $3.5 million. Net cash used for investing activities was $415.8 million for the nine months ended September 30, 2008, consisting primarily of capital expenditures including the acquisition of a 747-400 freighter aircraft and pre-delivery deposits and related costs on our Boeing aircraft order of $371.9 million and the redesignation of cash to short-term investments of $49.8 million offset by insurance proceeds of $5.9 million.
     Financing Activities. Net cash used for financing activities was $37.4 million for the nine months ended September 30, 2009, which primarily reflected $36.6 million of payments on long-term debt obligations and $0.3 million in purchases of treasury stock to settle employment taxes on the vesting of restricted stock for management and a $0.9 million tax expense on restricted stock and stock options. Net cash provided by financing activities was $276.3 million for the nine months ended September 30, 2008, which consisted primarily of $262.0 million in borrowings under our pre-delivery deposit financing facility and term loans, proceeds from the DHL investment of $38.6 million,

$3.4 million in proceeds from the exercise of stock options and a $1.3 million tax benefit on restricted stock and stock options offset by $26.9 million of payments on long-term debt and capital lease obligations and a $0.5 million purchase of treasury stock.
Debt Agreements
     See the 2008 Annual Report on Form 10-K for a description of our debt obligations and amendments thereto.
Off-Balance Sheet Arrangements
     There were no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2009.
Critical Accounting Policies
     The following is an update to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2008 Annual Report on Form 10-K.
Business Combinations and Intangible Assets
     The Company accounts for business combinations in accordance with ASC 805. Under the purchase method, the Company records net assets acquired and liabilities assumed at their estimated fair value on the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company’s financial statements. Intangible assets acquired in connection with business combinations that have finite lives are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets are expected to generate revenue. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable.
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
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K, as amended in subsequent Forms 10-Q, reports filed with the SEC and as updated in Part II Item 1A of this report. Our 2008 Annual Report on Form 10-K listed various important risk factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2008 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     With respect to the fiscal quarter ended September 30, 2009, the information required in response to this Item is set forth in Note 5 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.
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
     Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general, and the insured carrier in particular. Future terrorist attacks and other adverse events involving aircraft could result in increases in insurance costs and could affect the price and availability of such coverage. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the U.S. federal government. The U.S. Federal Aviation Administration (“FAA”) is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through August 31, 2010. The Secretary of Transportation under 49 U.S.C. § 44301, et seq., may provide insurance and reinsurance against loss or damage arising out of any risk from the operation of an American aircraft or foreign-flag aircraft. Insurance can be provided on the condition (1) the President determines it is necessary for the continuation of U.S. commercial air service in the interest of air commerce, national defense, or foreign policy, and (2) the Secretary determines insurance is not readily available from insurance companies on reasonable terms. Authority under this program is effective until December 31, 2013. If the federal war-risk coverage program terminates or provides significantly less coverage in the future, we could face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.
     There can be no assurance that we will be able to maintain our existing coverage on terms favorable to us, that the premiums for such coverage will not increase substantially or that we will not bear substantial losses and lost revenue from accidents or other adverse events. Substantial claims resulting from an accident in excess of related insurance coverage or a significant increase in our current insurance expense could have a material adverse effect on our business, results of operations and financial condition. Additionally, while we carry insurance against the risks inherent to our operations, which we believe are consistent with the insurance arrangements of other participants in our industry, we cannot provide assurance that we are adequately insured against all risks. If our liability exceeds the amounts of our insurance coverage, we would be required to pay the excess amount, which could be material to our business, financial condition and operations.
     U.S. citizenship requirements may limit common stock voting rights.
     Under U.S. federal law and U.S. Department of Transportation (“DOT”) requirements, we must be owned and actually controlled by “citizens of the United States,” a statutorily defined term requiring, among other things, that not more than 25% of our issued and outstanding voting stock be owned and controlled, directly or indirectly, by non-U.S. citizens. DOT periodically conducts airline citizenship reviews and, if it finds that this requirement is not met, may require adjustment of the rights attendant to the airline’s issued shares.
     As one means to effect compliance, our certificate of incorporation and bylaws provide that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “Foreign Stock Record,” results in a suspension of their voting rights. Our bylaws further limit the number of shares of our capital stock that may be registered on the Foreign Stock Record to 25% of our issued and outstanding shares. Registration on the Foreign Stock Record is made in chronological order based on the date we receive a written request for registration. As a result, if a non-U.S. citizen acquires shares of our common stock and does not or is not able to register those shares on our Foreign Stock Record, they may lose their ability to vote those shares.
     Our future operations might be constrained by new FAA flight and duty time rules.
     In June 2009, following expressions of concern about pilot fatigue on certain long-range flights, the FAA convened an Aviation Rulemaking Committee (“ARC”) comprised of various aviation stakeholders to recommend changes to the flight and duty time rules applicable to pilots. The FAA is now in the process of evaluating materials resulting from the

ARC process and drafting a notice of proposed rulemaking (“NPRM”) to modify existing flight and duty time rules. It is likely that the FAA will issue the NPRM in late 2009 or early 2010, to be followed by a new rule that lessens the permissible amount of pilot flight and duty time and/or increases pilot rest requirements. Any new rule could have a material impact on our business, results of operations and financial condition by limiting crew scheduling flexibility and increasing operating costs, especially with respect to long-range flights.
ITEM 5. OTHER MATTERS
     In early 2007, the Company entered into a registration rights agreement with HMC Atlas Air, L.L.C. and Harbinger Capital Partners Special Situations Fund, L.P. (together, the “Harbinger Entities”), the Company’s largest stockholders at that time. As required by the terms of the registration rights agreement, the Company filed a shelf registration statement with the SEC in April 2007, registering the resale of approximately 7.9 million shares of the Company’s common stock that were covered by the registration rights agreement and naming the Harbinger Entities as the selling security holders. Based on information recently filed by the Harbinger Entities with the SEC, the Harbinger Entities no longer beneficially own five percent or more of the Company’s common stock. Except for certain indemnification obligations of the Company that may be continuing, the Company has notified the Harbinger Entities that it deems the registration rights agreement terminated, including the Company’s obligation to keep the shelf registration statement effective. Accordingly, on October 9, 2009, the Company filed a post-effective amendment to the shelf registration statement with the SEC to remove from registration, as of the effective date of the post-effective amendment, all of the previously-registered shares of the Company’s common stock remaining unsold under the shelf registration statement.
     On October 23, 2009, the Company entered into an agreement with Boeing to reschedule the delivery of three of its ordered 747-8 freighter aircraft (See Note 4 to our Financial Statements).
ITEM 6. EXHIBITS
     a. Exhibits
     See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.
Dated: October 26, 2009	/S/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: October 26, 2009	/S/ Jason Grant
Jason Grant
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.