Form 10-K
period 2009-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2010-02-25
CIK 1135185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Atlas Air Worldwide Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-16545	13-4146982
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
2000 Westchester Avenue, Purchase, New York (Address of principal executive offices)		10577 (Zip Code)

(914) 701-8000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 Par Value	The NASDAQ Global Select Market
(including Rights to Purchase Common Shares)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing price of Common Stock as reported on The NASDAQ Global Select Market as of June 30, 2009 was approximately $389,534,141. In determining this figure, the registrant has assumed that all directors, executive officers and persons known to it to beneficially own ten percent or more of such Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose. As of February 1, 2010, there were 25,703,011 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 25, 2010.

FORWARD LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K (this “Report”) and other statements issued or made from time to time by or on behalf of Atlas Air Worldwide Holdings, Inc. (“AAWW”) contain statements that may constitute “Forward-Looking Statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the “Exchange Act”). Those statements and information are based on management’s beliefs, plans, expectations and assumptions, and on information currently available to AAWW. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “project,” “estimate” and similar expressions used in this Report that do not relate to historical facts are intended to identify forward-looking statements.

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

Certain Terms

The following represents terms and statistics specific to the airline and cargo industries. They are used by management for statistical analyses to evaluate and measure operations, results, productivity and efficiency.

Glossary
A Check	Low-level maintenance checks performed on aircraft at an interval of approximately 750 flight hours for a 747-200 aircraft and 1,000 flight hours for a 747-400 aircraft.
ACMI	A leasing arrangement whereby an airline (lessor) provides an aircraft, crew, maintenance, and insurance to a customer (lessee) for compensation that is typically based on hours operated. This arrangement is also commonly referred to as a “Wet Lease”.
AMC Charter	The provision of full planeload charter flights to the U.S. Military Airlift Mobility Command (“the AMC”). The AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs.
ATM	Available ton miles, which represent the maximum available tons (capacity) per actual miles flown. It is calculated by multiplying the available capacity (tonnage) of the aircraft by the miles flown by the aircraft.
Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.
C Check	High-level or “heavy” airframe maintenance checks, which are more intensive in scope than A Checks and are generally performed on 18 month intervals.
CMI	A servicing arrangement whereby an airline provides crew, maintenance, and insurance to a customer for compensation that is typically based on hours operated, with the customer providing the aircraft.
Commercial Charter	The provision of full planeload capacity to a customer for one or more flights based on a specific origin and destination. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs.
D Check	High-level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed on an interval of nine years or 25,000 flight hours, whichever occurs sooner for 747-200 aircraft, and six years for 747-400 aircraft.
Direct Contribution	An economic performance metric used by the Company to show profitability of each segment. It consists of income (loss) before taxes and excludes special charges, non-recurring items, gains on the disposal of equipment, unallocated revenue and unallocated fixed costs.
Dry Lease	A leasing arrangement whereby an entity (lessor) provides an aircraft and/or engine without crew, maintenance, or insurance to another entity (lessee) for compensation that is typically based on a fixed monthly amount.
Load Factor	The average amount of weight flown divided by the maximum available capacity. It is calculated by dividing RTMs by ATMs.
Revenue Per	Calculated by dividing operating revenues by Block Hours.
Block Hour
RTM	Revenue ton mile, which is calculated by multiplying actual tons carried by miles flown.
Scheduled Service	The provision of scheduled airport-to-airport cargo services to freight forwarders and other shipping customers for compensation that is billed by air way bill based on a rate per kilo.
Yield	The average amount a customer pays to fly one ton of cargo one mile. It is calculated by dividing operating revenues by RTMs.

Overview

AAWW is a holding company with a principal operating subsidiary, Atlas Air, Inc. (“Atlas”), which is wholly-owned. AAWW also has a 51% economic interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”), which is accounted for under the equity method as of October 27, 2008. On June 28, 2007, Polar issued shares representing a 49% economic interest and a 25% voting interest to DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”) that has guaranteed DHL’s obligations under its agreements with AAWW either directly or through a creditworthy subsidiary. Prior to that date, Polar was wholly owned by AAWW and was the parent company of Polar Air Cargo, Inc., the entity through which AAWW had principally conducted its Scheduled Service business. Polar Air Cargo, Inc. was converted to a limited liability company in June 2007 (“Polar LLC”), and is now wholly owned by AAWW. In 2008, AAWW formed Titan Aviation Leasing Ltd. and Titan Aviation Leasing Limited-Americas, Inc. (collectively referred to as “Titan”), wholly owned subsidiaries, to Dry Lease aircraft and engines. In addition, Atlas Dry Leases aircraft to Global Supply Systems Limited (“GSS”), an entity in which AAWW has a 49% ownership interest. GSS became a consolidated subsidiary on April 8, 2009. Previously, GSS was accounted for under the equity method. AAWW, Atlas, Polar, GSS, Titan and Polar LLC are herein referred to collectively as “the Company” “we,” “us” or “our.” References to Polar LLC include, where appropriate, Polar Air Cargo, Inc.

We are the global leader in leasing and outsourcing services for wide-body freighter aircraft. We manage and operate the world’s largest fleet of 747 freighters. We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that lead the industry in terms of quality and global scale. Our customers include airlines, express delivery providers, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Asia, the Middle East, Australia, Europe, South America, Africa and North America.

Global airfreight demand is highly correlated with global gross domestic product. The slowdown in global economic activity in 2008 and 2009 resulted in an unprecedented decline in airfreight volumes during the second half of 2008 that continued into the first half of 2009. Although industry supply and demand levels have improved meaningfully since early 2009, airfreight demand remains below pre-recession levels. The fourth quarter of 2009 produced encouraging trends for peak period airfreight demand and yields, which were consistent with a tightened supply in 2009.

We believe that our business model, which focuses on the deployment of modern and efficient aircraft in long-term and fixed price contracts with creditworthy customers as well as the ability to provide scale, scope and quality outsourced operating services, has positioned us well to meet the challenges of the market environment. Our existing fleet of 22 modern, high-efficiency 747-400 aircraft represents one of the most efficient freighter fleets in the market. Our primary placement for these aircraft will continue to be long-term ACMI outsourcing contracts with high-credit-quality customers.

Our growth plans are focused on the further enhancement of our ACMI market position with our order of 12 new, state-of-the-art 747-8F aircraft. These aircraft are manufactured by the Boeing Company (“Boeing”) and we expect Boeing to begin delivery to us in early 2011. We are a launch customer for the aircraft and are currently the only operator offering these aircraft on a Wet Lease basis to the ACMI leasing market. In addition to our firm commitments for 12 aircraft, we also hold rights to purchase up to an additional 14 747-8F aircraft, providing us with flexibility to further expand our fleet in response to market conditions.

We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry. The relative operating cost efficiency of our current 747-400F aircraft and future 747-8F aircraft, including their superior fuel efficiency, payload capacity and loading capabilities, create a compelling value proposition for our customers and position us well for future growth in the ACMI, Commercial Charter and Dry Leasing areas of our business.

Our primary service offerings are:

Aircraft leasing and outsourcing services, which encompass the following:

•	ACMI, whereby we provide outsourced aircraft operating solutions including the provision of crew, maintenance and insurance for the aircraft, while customers assume fuel, demand and yield risk. ACMI contracts typically range from three to six years for 747-400s. Beginning in 2010, we plan to engage in CMI flying, which is similar to ACMI flying, except that the customer will be providing its own aircraft. Included in ACMI is the provision of outsourced airport-to-airport wide-body cargo aircraft solutions to Polar for the benefit of DHL and other customers (“Express Network ACMI”). Through this arrangement, we provide dedicated 747-400 aircraft servicing the requirements of DHL’s global express operations through Polar as well as the requirements of Polar’s other customers. Beginning on April 8, 2009, we consolidated GSS and the aircraft that are Dry Leased to GSS are now included in ACMI; and

•	Dry Leasing, whereby we provide aircraft and/or engine leasing solutions to third parties.

Charter services, which encompass the following:

•	AMC Charter services, whereby we provide air cargo services for the AMC; and

•	Commercial Charter, whereby we typically provide aircraft charters to brokers, freight forwarders, direct shippers and airlines.

AAWW was incorporated in Delaware in 2000. Our principal executive offices are located at 2000 Westchester Avenue, Purchase, New York 10577, and our telephone number is (914) 701-8000.

Operations

Introduction.  We currently operate our service offerings through the following reportable segments: ACMI, AMC Charter, Commercial Charter and Dry Leasing. All reportable business segments are directly or indirectly engaged in the business of air transportation services but have different commercial and economic characteristics, which are separately reviewed by management. Financial information regarding our reportable segments can be found in Note 12 to our consolidated financial statements included in Item 8 of Part II of this Report (the “Financial Statements”).

ACMI.  Historically, the core of Atlas’ business has been leasing aircraft to other airlines on an ACMI basis. Under an ACMI lease, customers typically contract for the use of a dedicated aircraft type that is operated, crewed, maintained and insured by Atlas in exchange for guaranteed minimum revenues at predetermined levels of operation for defined periods of time. We are paid a Block Hour rate for hours operated above our guaranteed minimum level of flying. The aircraft are generally operated under the traffic rights of the customer. All other direct operating expenses, such as fuel, overfly and landing fees and ground handling, are generally borne by the customer, who also bears the commercial revenue risk of Load Factor and Yield.

ACMI provides a predictable annual revenue and cost base by minimizing the risk of fluctuations such as Yield, fuel and traffic demand risk in the air cargo business. Our ACMI revenues and most of our costs under ACMI contracts are denominated in U.S. dollars, minimizing currency risks associated with international business.

Beginning on October 27, 2008, the revenue generated by providing Express Network ACMI services to Polar for air cargo capacity to DHL is reported as ACMI.

All of our ACMI contracts provide that the aircraft remain under our exclusive operating control, possession and direction at all times. The ACMI contracts further provide that both the contracts and the routes to be operated may be subject to prior and/or periodic approvals of the U.S. or foreign governments.

ACMI revenue represented 45.4%, 22.3% and 22.9% of our operating revenue and 70.5%, 48.7% and 45.1% of our operated block hours for the years ended December 31, 2009, 2008 and 2007, respectively. ACMI revenue is recognized as the actual Block Hours operated on behalf of a customer are incurred or according to the minimum revenue guarantee defined in a contract.

As of December 31, 2009, we had 17 aircraft under ACMI contracts expiring at various times from 2010 to 2028, including renewals. The original length of these contracts ranged from three to twenty years. In addition, we have also operated short-term, seasonal ACMI contracts and we expect to continue to provide such services in the future.

AMC Charter.  The AMC Charter business provides full planeload charter flights to the U.S. Military. The AMC Charter business is similar to the Commercial Charter business (described below) in that we are responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel used during AMC flights is fixed by the U.S. Military. The contracted charter rates (per mile) and fuel prices (per gallon) are established on a cost-plus basis and fixed by the AMC generally for twelve-month periods running from October to September of the next year. We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for the AMC Charter flights exceeds the fixed price; if the price of fuel paid by us is less than the fixed price, then we pay the difference to AMC. The AMC buys cargo capacity on two bases: a fixed basis, which is awarded annually, and expansion flying, which is awarded on an as needed throughout the contract term. While the fixed business is predictable, Block Hour levels for expansion flying are difficult to predict and thus are subject to fluctuation. The majority of our AMC business is expansion flying. We also earn commissions on subcontracting certain flying of oversize cargo, or in connection with flying cargo into areas of military conflict where we cannot perform these services ourselves.

Revenue derived from the AMC Charter business represented 31.0%, 26.5% and 24.7% of operating revenue and 17.5%, 14.8% and 16.7% of our operated block hours for the years ended December 31, 2009, 2008 and 2007, respectively.

Commercial Charter.  Our Commercial Charter business segment provides full planeload capacity to customers for one or more flights based on a specific origin and destination. Customers include charter brokers, freight forwarders, direct shippers and airlines. Charter customers pay a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs. The Commercial Charter business is generally booked on a short-term, as needed, basis. In addition, Atlas provides limited airport-to-airport cargo services to a few select markets, including Viracopos Airport near Sao Paulo, Brazil. Atlas bears the commercial revenue, Load Factor and Yield risk, as well as all direct operating costs, which includes fuel, insurance, overfly and landing fees and ground handling expenses. Distribution costs are also borne by Atlas and consist of direct sales costs incurred through our own sales force and through commissions paid to general sales agents.

Revenue derived from our Commercial Charter business accounted for 20.3%, 7.9% and 7.4% of our operating revenue and 11.6%, 5.5% and 5.6% of our operated block hours for the years ended December 31, 2009, 2008 and 2007, respectively.

Dry Leasing.  Our Dry Leasing segment provides for the leasing of aircraft and/or engines to customers primarily by Titan.

Revenue derived from our Dry Leasing business accounted for 1.2%, 3.0% and 3.2% of our operating revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Global Supply Systems

The Company holds a 49% interest in GSS, a private company. Atlas Dry Leases three owned 747-400s to GSS, which pays for rent and a provision for maintenance costs associated with the aircraft. GSS, in turn, provides ACMI services for these aircraft to British Airways Plc (“British Airways”).

On April 8, 2009, certain members of management of GSS, through an employee benefit trust, purchased shares of GSS from a former stockholder. These shares, which were not and have never been owned by the Company, represent a 51% controlling interest in GSS. Based on the various agreements related to the transaction, the Company reviewed its investment in GSS and determined that a reconsideration event had occurred under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810 Consolidation (“ASC 810”). Upon application of ASC 810, the Company determined that GSS is a variable interest entity and that the Company is the primary beneficiary of GSS for financial reporting purposes. As a result of that determination, GSS became a consolidated subsidiary of AAWW upon the closing of the transaction. There was no consideration transferred from the Company in this transaction. The revenue and results of operations for GSS are now reflected in the ACMI segment. Prior to April 8, 2009, the Company accounted for GSS under the equity method and reported the revenue from GSS as Dry Leasing revenue in the consolidated statements of operations.

SonAir

On October 22, 2009, the Company entered into an agreement with SonAir — Serviço Aéreo, S.A. (“SonAir”), a wholly owned subsidiary of the Sonangol Group, the multinational energy company of Angola and member of the United States-Africa Energy Association (“USAEA”), to operate an outsourced premium passenger charter service with two newly customized 747-400 aircraft reconfigured into largely business and executive class configuration. The aircraft are being provided by SonAir’s parent company. The Company plans to operate three dedicated weekly non-stop flights between Houston, Texas and Luanda, Angola. Under the agreement with SonAir and similar to the Company’s ACMI services, the Company expects to receive contractually determined revenues for the operation of the aircraft without assuming responsibility for passenger revenue and certain direct costs, including fuel.

While the private charter is not open to the public, it provides USAEA members, which include many of the leading U.S. energy companies, with a premium non-stop transportation link to support long-term projects in the West African energy sector.

DHL Investment

On June 28, 2007, DHL acquired a 49% equity interest and a 25% voting interest in Polar. AAWW continues to own the remaining 51% equity interest in Polar with a 75% voting interest. As part of the transaction to issue shares in Polar to DHL, Polar LLC’s ground employees, crew, ground equipment, airline operating certificate and flight authorities, among other things, were transferred in substantial part to Polar and Polar’s interest in Polar LLC was transferred to AAWW.

Concurrent with the investment, DHL and Polar entered into a 20 year blocked space agreement that was subsequently amended (the “Amended BSA”), whereby Polar provides air cargo capacity to DHL through Polar’s Scheduled Service network for express services (“Express Network”), which began on October 27, 2008, (the “Commencement Date”). In addition, Atlas entered into a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. Under the flight services agreement, Atlas provides Polar with flight crew administration, maintenance and insurance for the aircraft, with flight crewing also to be furnished once the merger of the Polar and Atlas crew forces has been completed. Under other separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. DP has guaranteed DHL’s (and Polar’s) obligations under the various transaction agreements described above. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to herein as the “DHL Agreements”. The DHL Agreements provide the Company with a minimum guaranteed annual revenue stream from 747-400 aircraft that have been dedicated to Polar for Express Network ACMI and other customers’ freight over the life of the agreements.

In March 2008, Atlas entered into an ACMI agreement and related agreements with Polar for two additional 747-400 aircraft, beginning on March 21, 2008. On October 22, 2008, DHL notified the Company that it would exercise its contractual right to terminate the ACMI and related agreements covering these two 747-400 aircraft, effective March 28, 2009. Under the terms of the agreements covering these two 747-400 aircraft, DHL was able to terminate the use of these aircraft in March 2009 upon providing six months advanced notice and making two installment payments of an early termination penalty totaling $5.0 million for each aircraft. The Company received the final payment in March 2009 and recorded a $10.0 million one-time termination penalty as Other revenue in the consolidated statements of operations.

On the Commencement Date, Polar began full flying for DHL’s trans-Pacific express network and DHL began to provide financial support and also assumed the risks and rewards of the operations of Polar. In addition to its trans-Pacific routes, Polar has also flown between the Asia Pacific, Middle East and European regions on behalf of DHL and other customers.

The Amended BSA established DHL’s capacity purchase commitments on Polar flights. DHL has the right to terminate the 20 year Amended BSA at the fifth, tenth and fifteenth anniversaries of commencement of Express Network flying. However, in the event of such a termination at the fifth anniversary, DHL or Polar will be required to assume all six 747-400 freighter head leases which are subleased from Atlas and Polar LLC for the entire remaining term of each such aircraft lease, each as guaranteed by DP or a creditworthy subsidiary. Either party may terminate the Amended BSA for cause (as defined) at any time. With respect to DHL, “cause” includes Polar’s inability to meet certain departure and arrival criteria for an extended period of time and upon certain change-of-control events, in which case DHL may be entitled to liquidated damages from Polar. Under such circumstances, DHL is further entitled to have an affiliate assume any or all of the six 747-400 freighter subleases for the remainder of the term under each such sublease, with Polar liable up to an agreed amount of such lease obligations. In the event of any termination during the sublease term, DHL is required to pay the lease obligations for the remainder of the head lease and guarantee Polar’s performance under the leases.

Based upon changes to the various agreements entered into following DHL’s investment in Polar and subsequent changes made to Polar’s operations during the fourth quarter of 2008, the Company reviewed its investment in Polar and determined that a reconsideration event had occurred under ASC 810. Upon application of ASC 810, the Company determined that DHL was the primary beneficiary of the variable interest entity on the Commencement Date and, as a result of that determination, it deconsolidated Polar as of October 27, 2008 from its financial statements. From that date forward, the Company has been reporting Polar under the equity method of accounting.

Long-Term Revenue Commitments

The following table sets forth the contractual minimum revenues expected to be received from our existing ACMI (including CMI) and Dry Leasing customers for the years indicated (in thousands):

2010	$437,273
2011	429,897
2012	343,551
2013	252,938
2014	199,807
Thereafter	1,530,982

Total	$3,194,448

Sales and Marketing

We have regional sales offices in the United States, England and Hong Kong, which cover the Americas, Europe, Africa, the Middle East and the Asia Pacific regions. These offices market our ACMI, Dry Leasing and Commercial Charter services directly to other airlines and indirect air carriers, as well as to charter brokers and freight forwarders. Additionally, we have a dedicated charter business unit that directly manages the AMC Charter business, and also manages our Commercial Charter business either directly or indirectly through our sales organizations.

Maintenance

Maintenance represented our fourth-largest operating expense for the year ended December 31, 2009. Primary maintenance activities include scheduled and unscheduled work on airframes and engines. Scheduled maintenance activities encompass those activities specified in a carrier’s maintenance program approved by the U.S. Federal Aviation Administration (“FAA”). The costs necessary to adhere to these maintenance programs may increase over time, based on the age of the aircraft and/or engines or due to FAA airworthiness directives (“ADs”).

Scheduled airframe maintenance is based upon “letter checks” performed at progressively higher repetitive intervals beginning with lower order daily checks at approximately 48 elapsed hours, A Checks at approximately 750 flight hours for 747-200s and 650 flight hours for 747-400s, C Checks at approximately 18 months and D Checks at approximately 9 years/25,000 flight hours for 747-200s and 6 years for 747-400s. In December 2009, we received approval from the FAA to increase the interval for future A Checks on 747-400s to 1,000 flight hours from 650 flight hours. C and D Checks are progressively higher in scope and duration, and are considered “heavy” airframe maintenance checks. 747-200 heavy checks are generally more involved than those performed on our 747-400 aircraft, chiefly due to the age of the aircraft, its earlier evolution maintenance program and directives prescribed by the FAA. All lettered checks are currently performed by third-party vendors on a time and material basis. Unscheduled maintenance, known also as line-maintenance, rectifies defects occurring during normal day-to-day operations.

Our FAA-approved maintenance programs allow our engines to be maintained on an “on condition” basis. Under this arrangement, engines are sent for repair based on life-limited parts and/or performance deterioration.

We believe that third party service vendors provide the most efficient means of maintaining our aircraft fleet and the most reliable way to provide for our maintenance requirements. Our lower-level maintenance activities (primarily, daily checks and A Checks) are performed on a time and material basis.

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

Insurance

We maintain insurance of the types and in amounts deemed adequate to protect ourselves and our property, consistent with current industry standards. Principal coverage includes: liability for injury to members of the public, including passengers; damage to our property and that of others; loss of, or damage to, flight equipment, whether on the ground or in flight; fire and extended coverage; directors and officers insurance; fiduciary liability; and workers’ compensation and employer’s liability. In addition to customary deductibles, we self-insure for all or a portion of our losses from claims related to medical insurance for employees.

Since the terrorist attacks of September 11, 2001, we and other airlines have been unable to obtain coverage for claims resulting from acts of terrorism, war or similar events (war-risk coverage) at reasonable rates from the commercial insurance market. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the U.S. federal government. The FAA is currently providing war-risk for hull, passenger, cargo loss, crew and third-party liability insurance through August 31, 2010. The special program is authorized under title 49 of U.S. Code § 44301, et seq., which allows the U.S. Secretary of Transportation to provide insurance and reinsurance against loss or damage arising out of any risk from the operation of an American aircraft or foreign-flag aircraft. Insurance can be provided on the condition (1) the President determines it is necessary for the continuation of U.S. commercial air service in the interest of air commerce, national defense, or foreign policy, and (2) the Secretary of Transportation determines insurance is not readily available from insurance companies on reasonable terms. Authority under this program is effective until December 31, 2013. If the federal insurance program were to be terminated, we would likely face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

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

The DOT conducts periodic evaluations of each air carrier’s fitness and citizenship. In the area of fitness, the DOT seeks to ensure that a carrier has the managerial competence, compliance disposition and financial resources needed to conduct the operations for which it has been certificated. Additionally, each U.S. air carrier must remain a U.S. citizen by (i) being organized under the laws of the United States or a state, territory or possession thereof; (ii) requiring its president and at least two-thirds of its directors and other managing officers to be U.S. citizens; (iii) allowing no more than 25% of its voting stock to be owned or controlled, directly or indirectly, by foreign nationals and (iv) not being otherwise subject to foreign control. The DOT broadly interprets “control” to exist when an individual or entity has the potential to exert substantial influence over airline decisions through affirmative action or the threatened withholding of consents and/or approvals. We believe the DOT will continue to make favorable findings about Atlas’ and Polar’s fitness and citizenship and continue to conclude that Atlas and Polar are in material compliance with the DOT requirements described above.

In addition to holding the DOT-issued certificate and exemption authority, each U.S. air carrier must hold a valid FAA-issued air carrier certificate and FAA-approved operations specifications authorizing operation in specific regions with specified equipment under specific conditions and is subject to extensive FAA regulation and oversight. The FAA is the U.S. government agency primarily responsible for regulation of flight operations and, in particular, matters affecting air safety, such as airworthiness requirements for aircraft, operating procedures, mandatory equipment and the licensing of pilots, mechanics and dispatchers. The FAA monitors compliance with maintenance, flight operations and safety regulations and performs frequent spot inspections of aircraft, employees and records. The FAA also has the authority to issue ADs and maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and engines, fire retardant and smoke detection devices, increased security precautions, collision and windshear avoidance systems, noise abatement and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future. In addition, the FAA mandates certain record-keeping procedures. The FAA has the authority to modify, temporarily suspend or permanently revoke an air carrier’s authority to provide air transportation or that of its licensed personnel, after providing notice and a hearing, for failure to comply with FAA rules, regulations and directives. The FAA is empowered to assess civil penalties for such failures or institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations and directives. The FAA is also empowered to modify, suspend or revoke an air carrier’s authority on an emergency basis, without providing notice and a hearing, where significant safety issues are involved.

We believe Atlas and Polar are in material compliance with applicable FAA rules and regulations and maintain all documentation required by the FAA.

Atlas has recently applied for authority and is working with the DOT to amend its operation specifications to engage in charter transportation of persons, property and mail. The DOT is also currently evaluating Atlas’ continuing fitness and citizenship in connection with the pending Atlas request for passenger charter authority. In addition, Atlas is currently working with the FAA to amend its operations specifications to accommodate the passenger operations. We expect to receive the required approvals from both the DOT and FAA in early 2010.

In June 2009, following expressions of concern about pilot fatigue on certain long-range flights, the FAA convened an Aviation Rulemaking Committee (“ARC”) comprised of various aviation stakeholders to recommend changes to the flight and duty time rules applicable to pilots. The FAA is now in the process of evaluating materials resulting from the ARC process and drafting a notice of proposed rulemaking (“NPRM”)

to modify existing flight and duty time rules. It is likely that the FAA will issue the NPRM in 2010, to be followed by a new rule that lessens the permissible amount of pilot flight and duty time and/or increases pilot rest requirements. Any new rule could have a material impact on our business, by limiting crew scheduling flexibility and increasing operating costs, especially with respect to long-range flights.

International.  Air transportation in international markets (the vast majority of markets in which Atlas and Polar operate) is subject to extensive additional regulation. The ability of Atlas and Polar to operate in other countries is governed by aviation agreements between the United States and the respective countries (in the case of Europe, the European Union (the “EU”)) or, in the absence of such an agreement, by principles of comity and reciprocity. Sometimes, such as with Japan and China, aviation agreements restrict the number of carriers that may operate, their frequency of operation, or the routes over which they may fly. This makes it necessary for the DOT to award route and operating rights to U.S. air carrier applicants through competitive route proceedings. International aviation agreements are periodically subject to renegotiation, and changes in U.S. or foreign governments could result in the alteration or termination of such agreements, diminish the value of existing route authorities or otherwise affect Atlas’ and Polar’s international operations. Foreign governmental authorities also impose substantial licensing and business registration requirements and, in some cases, require the advance filing and/or approval of schedules or rates. Moreover, the DOT and foreign government agencies typically regulate alliances and other commercial arrangements between U.S. and foreign air carriers, such as the ACMI arrangements that Atlas maintains. Approval of these arrangements is not guaranteed and may be conditional. In addition, approval during one time period does not guarantee approval in future periods.

A foreign government’s regulation of its own air carriers can also affect our business. For instance, the EU modified the licensing requirements of air carriers of its Member States, effective November 1, 2008. Among the provisions are those placing new limits on the ability of European Union carriers to use ACMI aircraft from airlines of non-European Union Member States. The revised regulations could reduce ACMI business opportunities.

Airport Access.  The ability of Atlas, Polar and Atlas’ other ACMI customers to operate is dependent on their ability to gain access to airports of their choice at commercially desirable times and on acceptable terms. In some cases, this is constrained by the need for the assignment of takeoff and landing “slots” or comparable operational rights. Like other air carriers, Atlas and Polar are subject to such constraints at slot-restricted airports in cities such as Chicago and a variety of foreign locations (e.g., Tokyo, Shanghai and Incheon). The availability of slots is not assured and the inability of Polar or Atlas’ other ACMI customers to obtain additional slots, including daytime slots in Shanghai, could inhibit efforts to provide expanded services in certain international markets. In addition, nighttime restrictions of certain airports could, if expanded, have an adverse operational impact.

Access to the New York airspace presents an additional challenge. Because of congestion in the New York area, especially at John F. Kennedy International Airport (“JFK”), the FAA has imposed hourly caps on JFK operations of those carriers offering scheduled services. Additionally, the FAA recently withdrew a newly adopted rule to impose slot limitations on scheduled operations at JFK and Newark Liberty International (“EWR”) airports and to establish a slot auction process that would include the involuntary withdrawal of slots from current holders. The rule also would have placed severe hourly limitations on unscheduled operations at JFK and EWR. If a new rule with similar constraints on unscheduled operations were to be adopted in the future, our business operations could be adversely affected.

As a further means to address congestion, the FAA has issued a rule allowing U.S. airports to raise landing fees to incorporate the costs of airfield facilities under construction or reconstruction. The rule is being challenged in court. Any landing fee increases implemented pursuant to the rule would have an impact on airlines generally. A similar proposal is under consideration in the EU.

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

Environmental.  We are subject to various federal, state and local laws relating to the protection of the environment, including the discharge or disposal of materials and chemicals and the regulation of aircraft noise, which are administered by numerous state, local and federal agencies. For instance, the DOT and the FAA have authority under the Aviation Safety and Noise Abatement Act of 1979 (as amended and recodified) and under the Airport Noise and Capacity Act of 1990 to monitor and regulate aircraft engine noise. We believe that all aircraft in our fleet materially comply with current DOT, FAA and international noise standards.

We are also subject to the regulations of the U.S. Environmental Protection Agency (the “EPA”) regarding air quality in the United States. All of our aircraft meet or exceed applicable EPA fuel venting requirements and smoke emissions standards.

There is significant U.S. Congressional and international governmental interest in implementing measures to respond to the problem of climate change and global warming. The U.S. House of Representatives has passed legislation to impose a carbon-related tax on fuel sold to airlines and other entities, and the U.S. Senate has similar legislation under consideration. The European Union has enacted legislation that will extend its emissions trading scheme to aviation commencing in 2012, and airlines serving the EU have had to submit compliance plans for review and approval. Under the EU mechanism, airlines would only be able to exceed specified carbon emissions levels by acquiring carbon emissions rights from other entities. The U.S. government has objected to the EU’s unilateral implementation and is seeking to have the matter addressed, instead, by the International Civil Aviation Organization. It is possible that some type of climate change measures ultimately will be imposed in a manner adversely affecting airlines.

Other Regulations.  Air carriers are also subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities and are required to obtain an aeronautical radio license from the Federal Communications Commission. Additionally, we are subject to U.S. and foreign antitrust requirements and international trade restrictions imposed by Presidential determination and government agency regulation, including the Office of Foreign Assets Control of the U.S. Department of the Treasury. We endeavor to comply with such requirements at all times. We are also subject to state and local laws and regulations at locations where we operate and at airports that we serve. Our operations may become subject to additional international, U.S. federal, state and local requirements in the future. We believe that we are in material compliance with all currently applicable laws and regulations.

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

Competition

The market for ACMI services is competitive. We believe that the most important basis for competition in the ACMI market is the efficiency and cost effectiveness of the aircraft assets and the scale, scope and quality of the outsourced operating services. Atlas, Air Atlanta Icelandic and World Airways are the only three service providers presently in the 747-400F and 747-400 BCF/SF ACMI markets. Competition is more significant in the ACMI market for the older, less-efficient 747-200 aircraft. As previously described, we have withdrawn from the 747-200 ACMI market and redeployed these assets in the AMC and Commercial Charter markets, in which our returns for operating the aircraft are comparatively higher. Operators remaining in the 747-200 ACMI segment include Air Atlanta Icelandic, Evergreen International Aviation, Kalitta Air, LLC and Southern Air, Inc. World Airways also operates MD11s in cargo ACMI services, which compete directly in some markets with the 747 freighters. In addition, competition may intensify with the delivery of new 777F aircraft in 2010. This equipment type may be utilized in certain markets in lieu of a 747.

We participate through our AMC Charter business segment in the CRAF Program under one-year contracts with the AMC, where we have made available a substantial number of our aircraft to be used by the U.S. Military in support of their operations and we operate such flights pursuant to entitlement based, full-cost contracts. Airlines may participate in the CRAF Program either alone or through a teaming arrangement. There are currently three groups of carriers (or teams) and several independent carriers (that are not part of any team) that compete for AMC business. We are a member of a team led by FedEx. We pay a commission to the FedEx team, based on the revenues we receive under our AMC contracts. While our AMC Charter business has been profitable each year since 2004, the formation of additional competing teaming arrangements, increased participation of other independent carriers, an increase by other air carriers in their commitment of aircraft to the CRAF program, the withdrawal of any of the current team members, especially FedEx, or a reduction of the number of planes pledged to the CRAF program by our team, and the uncertainty of future demand for commercial airlift by the U.S. Military, could adversely affect the amount of AMC business awarded to the Company in the future. To the extent that we receive a reduction in our awards or expansion business, we will re-deploy the available aircraft to our other business segments or remove the capacity from our fleet.

The Commercial Charter market is highly competitive, with a number of operators, including Southern Air, Inc., Evergreen International Aviation, FedEx Corp., Kalitta Air, LLC, Lufthansa Group and other passenger airlines providing similar services. Many of our ad hoc charter flights are one-way return flights from Asia or Europe, positioned by one-way AMC flights that originate from the United States and terminate in Europe or the Middle East. We continue to develop new opportunities in the Commercial Charter market as alternative deployments for the 747-200 aircraft remaining in our fleet or 747-400 aircraft not otherwise deployed in ACMI.

Titan’s primary focus in the Dry Leasing business is freighter aircraft and engine leasing. While there is competition among operating lessors in this market, we believe that we are uniquely positioned in this business due to our depth and understanding of the demand drivers and operator base. The primary competitors in the freighter leasing business are GE Commercial Aviation Services, Guggenheim Aviation Partners, LLC, Intrepid Aviation Group, LLC, Air Castle Ltd. and AerCap Holdings, N.V. Titan may also compete in the passenger aircraft leasing market on a limited basis. The primary competitors in the passenger leasing market are GE Commercial Aviation Services, International Lease Finance Corp., AWAS, CIT Aerospace, Aviation Capital Group Corp., Air Castle Ltd., AerCap Holdings N.V., and RBS Aviation Capital.

Fuel

Historically, aviation fuel has been one of the most significant expenses for us. However, subsequent to the Commencement Date, most of the risk associated with fluctuations in aviation fuel price has been eliminated. During the years ended December 31, 2009, 2008 and 2007, fuel costs represented 22.1%, 41.8% and 37.4%, respectively, of our total operating expenses. Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues and supply and demand, which we can neither control nor accurately predict. The following table summarizes our total fuel consumption and costs for the years ended December 31:

	2009	2008	2007

Gallons consumed (in thousands)	101,451	201,002	237,332
Average price per gallon, including tax	$1.98	$3.37	$2.24
Cost (in thousands)	$201,207	$677,544	$531,755
Fuel burn — gallons per Block Hour (excluding ACMI)	3,159	3,231	3,238

Subsequent to the Commencement Date, our exposure to fluctuations in fuel price is now limited to a portion of Atlas’ Commercial Charter business only. For this business, we shift a portion of the burden of price increases to customers by imposing a surcharge. While we believe that fuel price volatility in 2009, 2008 and 2007 was partly reduced as a result of increases in fuel surcharges, these surcharges did not completely limit our exposure to increases in fuel prices. The ACMI segment, including Express Network ACMI, has no direct fuel price exposure because ACMI contracts require our customers to pay for aviation fuel. Similarly, we generally have no fuel price risk in the AMC business because the price is set under our annual contract, and we receive or make subsequent payments to adjust for price increases and decreases from the contractual rate. AMC fuel expense for the years ended December 31, 2009, 2008 and 2007 was $118.4 million, $199.9 million and $161.7 million, respectively.

In the past, we have not experienced significant difficulties with respect to fuel availability. Although we do not currently anticipate a significant reduction in the availability of jet fuel, a number of factors, such as geopolitical uncertainties in oil-producing nations and shortages of and disruptions to refining capacity or transportation of jet fuel from refining facilities, make accurate predictions unreliable. For example, hostilities and political turmoil in oil-producing nations could lead to disruptions in oil production and/or to substantially increased oil prices. Any inability to obtain jet fuel at competitive prices would materially and adversely affect our results of operation and financial condition.

Employees

Our business depends on highly qualified management and flight crew personnel. Salaries, wages and benefits accounted for approximately 23.7%, 13.7% and 17.6% of our consolidated operating expenses for 2009, 2008 and 2007, respectively. As of December 31, 2009, we had 1,337 employees, 661 of whom were crewmembers. We maintain a comprehensive training program for our crewmembers in compliance with FAA requirements, in which each pilot and flight engineer regularly attends recurrent training programs.

Crewmembers of Atlas and Polar are represented by the International Brotherhood of Teamsters (“IBT”). These employees represented approximately 49.4% of the Company’s workforce as of December 31, 2009. The Company is subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of its employees.

The Atlas collective bargaining agreement became amendable in February 2006. The Polar collective bargaining agreement became amendable in April 2007. While both units have filed Railway Labor Act “Section 6” notices to begin negotiations for amended agreements, those negotiations have been placed on hold in favor of completing the merger of the two crew forces. In November 2004, the Company initiated steps to merge the represented crewmember bargaining units of Atlas and Polar. The respective collective bargaining agreements provide for a seniority integration process and the negotiation of a single collective bargaining agreement (“SCBA”). This seniority list integration process was completed on November 21, 2006.

The Company received the integrated seniority lists and the parties are in negotiations for a SCBA. In accordance with the provisions of both the Atlas and Polar contracts, if any open contract issues remain after nine months of bargaining from the date the integrated seniority lists were tendered to the Company, those issues are to be resolved by final and binding interest arbitration. This period of bargaining has since been extended by mutual agreement of the parties.

During the second quarter of 2009, the Company and the IBT settled a grievance contending that the Company violated crew furloughing provisions in the Polar collective bargaining agreement from 2007. The settlement of this matter did not have a material effect on the Company’s business, results of operations or financial condition. On February 3, 2009, the IBT was certified as the collective bargaining representative of the dispatchers employed by Atlas and Polar. The Company and the IBT began formal negotiations in August 2009 regarding the first collective bargaining agreement for the dispatchers. Other than the crewmembers and dispatchers, there are no other Atlas or Polar employees represented by a union.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Business Generally

The recent global economic downturn has had and may continue to have an adverse effect on our business, results of operations and financial condition.

Global economies experienced a downturn that began in the housing market in the United States. The collateral effects on liquidity in the global banking system, along with volatile energy and commodity prices, and decreased consumer confidence combined to significantly slow global trade. These conditions made it difficult for our customers and for us to accurately forecast and plan future business activities. The slowdown caused our customers to curb their use of our services. We cannot predict the effect or duration of any economic slowdown or the timing or strength of a subsequent economic recovery. If demand for our services significantly deteriorates due to macroeconomic effects, it could have a material adverse effect on our business, results of operations and financial condition.

Demand for older 747-200 aircraft may affect our decision to retire aircraft early or affect the volatility of aircraft values.

The market for 747-200 aircraft is volatile and can be negatively affected by excess capacity due to factors such as global economic conditions and reduced customer demand. In 2009 and 2008, we accelerated the scheduled retirements of some of our 747-200 aircraft due to a lack of projected demand. We incurred certain expenses related to the retirement of these aircraft (see Note 5 to our Financial Statements). If the operating environment for 747-200s continues to deteriorate, we may need to retire some or all of our remaining 747-200 aircraft, which would result in additional expenses being recorded.

Should any of our existing aircraft or our new order of 747-8F aircraft become underutilized, failure to re-deploy these aircraft at favorable rates or to successfully and timely dispose of such aircraft could have a material adverse effect on our business, results of operations and financial condition.

We provisionally allocate our existing and on-order aircraft among our business segments according to projected demand. If demand weakens and, as a result, we have underutilized aircraft, we will seek to re-

deploy these aircraft in our other lines of business. If we are unable to successfully deploy our existing aircraft or our new order of 747-8F aircraft, when delivered, at favorable rates or achieve a successful and timely disposal of such aircraft, our long-term results of operations could be materially and adversely affected.

The recent global economic downturn could adversely affect our liquidity and our ability to access capital markets.

Financial markets have been experiencing extreme disruptions, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades on certain investments and declining valuations of others. Ours is a capital intensive business that depends for its growth on the availability of capital for new aircraft. If today’s limited capital availability continues or intensifies, we may be unable to raise the outside capital we will need to pay for the 747-8F aircraft we have ordered from Boeing.

In addition to the impact that the recent global economic downturn has already had on us, we may face significant challenges if conditions in the financial markets do not improve or if they worsen. For example, a further extension of the credit crisis to other industries could adversely impact overall demand, particularly freight demand, which could have a negative effect on our revenues. In addition, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

We have significant contractual obligations, including progress payments, associated with our order of 12 747-8F aircraft. If we are unable to obtain financing for these aircraft and/or make the required progress payments, our growth strategy would be disrupted and our business, results of operations and financial condition could be adversely affected.

In September 2006, we placed an order for 12 new 747-8F aircraft. As part of this transaction, we also hold rights to purchase up to an additional 14 747-8F aircraft. We are required to pay significant pre-delivery deposits (“PDP”) to Boeing for these aircraft. As of December 31, 2009, we had remaining commitments of approximately $1.8 billion associated with this aircraft order (including spare engines, estimated contractual escalations and applying purchase credits).

We expect to finance these aircraft through either mortgage debt or lease financing. Although we have received standby financing commitments to finance four of these aircraft, we cannot provide assurance that we will be able to meet the financing conditions contained in these commitments or to secure other financing on terms attractive to us or at all. If we are unable to secure financing on acceptable terms, including financing of our progress payments, we may be required to incur financing costs that are substantially higher than what we currently anticipate and our business, results of operations and financial condition could be adversely affected. If we are unable to obtain financing (even at a higher cost) and we are unable to meet our contractual obligations to Boeing, our financial condition could be impacted as we could be in default under the Boeing contract.

Our financial condition may suffer if we experience unanticipated costs or enforcement action as a result of the ongoing Antitrust Division of the U.S. Department of Justice fuel surcharge investigation and other lawsuits and claims.

On February 14, 2006, the Antitrust Division initiated a criminal investigation into the pricing practices of a number of cargo carriers, including Polar LLC, a wholly owned subsidiary of the Company. The Antitrust Division is investigating whether, during any part of January 2000 to February 2006, cargo carriers manipulated the market price for air cargo services sold in the U.S. and abroad, through the use of fuel surcharges or other pricing practices, in violation of the U.S. federal antitrust laws. Polar LLC’s counsel has been meeting periodically with the Antitrust Division staff. On April 28, 2009, Polar received a letter from the Antitrust Division staff informing it that it is a target of a grand jury investigation in the Northern District of Georgia in connection with the above referenced matters. This means that the Antitrust Division may ask the grand jury to indict Polar at some future time. While the letter was addressed to Polar, we believe it is more properly directed at Polar LLC, because, among other things, Polar was not an operating company during any of the periods subject to the investigation. The staff of the Antitrust Division has, however, to date declined to change the name of the target. As a result of the investigation, the Company and Polar LLC, along with a number of other cargo carriers, have been named co-defendants in a number of class action suits filed in multiple jurisdictions of the U.S. Federal District Court, and have been named in two civil class action suits in the provinces of Ontario and Quebec, Canada, which are substantially similar to the U.S. class action suits. Moreover, we have submitted relevant information and documentation to regulators in Australia, the EU, Korea, New Zealand and Switzerland in connection with investigations initiated by such authorities into pricing practices of certain international air cargo carriers. These investigations and proceedings are continuing, and additional investigations and proceedings may be commenced and charges may be brought in these and other jurisdictions. Other parties may be added to these investigations and proceedings, and authorities may request additional information from the Company. If Polar LLC is unable to resolve the Antitrust Division investigation or is formally charged by the Antitrust Division as a result of this investigation, or if the Company were to incur an unfavorable outcome in connection with one or more of the related investigations or litigation, it could have a material adverse effect on the Company’s business, results of operations and financial condition.

We are also party to a number of other claims, lawsuits and pending actions, which we consider to be routine and incidental to our business (see Note 14 to our Financial Statements). However, if we were to receive an adverse ruling or enforcement action, it could have an adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2009, we had total debt obligations of approximately $627.3 million and total aircraft operating leases and other lease obligations of $1.9 billion. These obligations are expected to increase significantly over the next several years as we begin to accept delivery of, and enter into financing arrangements for, our new 747-8F aircraft. Our outstanding financial obligations could have negative consequences, including:

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

Restrictive covenants in certain of our debt and lease obligations, under certain circumstances, could impact our ability to:

•	pay dividends or repurchase stock;

•	consolidate or merge with or into other companies or sell substantially all of our assets;

•	expand significantly into lines of businesses beyond existing business activities or those which are cargo-related and/or aviation-related and similar businesses; and/or

•	modify the terms of debt or lease financing arrangements.

In certain circumstances, a covenant default under one of our debt instruments could cause us to be in default of other obligations as well. Any unremedied defaults could lead to an acceleration of the amounts owed and potentially could cause us to lose possession or control of certain aircraft.

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

Fuel price volatility and fuel availability could adversely affect our business and operations in our Commercial Charter business.

The price of aircraft fuel is unpredictable and has been increasingly volatile over the past few years. With the commencement of the Amended BSA, we have been able to reduce our exposure to fuel risk significantly. However, we continue to bear the risk of fuel exposure for a portion of our Commercial Charter operations.

In addition, while our ACMI contracts require our customers to pay for aviation fuel, if fuel costs increase significantly, our customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers. Such instances could have a material adverse impact on our business, results of operations and financial condition.

In the past, we have not experienced significant difficulties with respect to fuel availability. Although we do not currently anticipate a significant reduction in the availability of jet fuel, a number of factors, such as geopolitical uncertainties in oil-producing nations and shortages of and disruptions to refining capacity, make accurate predictions unreliable. For example, hostilities and political turmoil in oil-producing nations could lead to disruptions in oil production and/or to substantially increased oil prices. Any inability to obtain jet fuel at competitive prices could have a material adverse impact on our business, results of operations and financial condition.

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

We have two separate crewmember forces, one for each of Atlas and Polar and each is represented by the IBT. There is a separate collective bargaining agreement at each of Atlas and Polar. Collectively, these employees represented approximately 49.4%, 56.7% and 49.9% of our workforce at December 31, 2009, 2008 and 2007, respectively. We are subject to risks of increased labor costs associated with having a partially unionized workforce, as well as a greater risk of work interruption or stoppage. We cannot provide assurance that disputes, including disputes with certified collective bargaining representatives of our employees, will not arise in the future or will result in an agreement on terms satisfactory to us. Such disputes and the inherent costs associated with their resolution could have a material adverse effect on our business, results of operations and financial condition.

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

Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general, and the insured carrier in particular. Future terrorist attacks and other adverse events involving aircraft could result in increases in insurance costs and could affect the price and availability of such coverage. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the U.S. federal government. The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through August 31, 2010. This program is authorized under title 49 of U.S. Code § 44301, et seq., which allows the U.S. Secretary of Transportation to provide insurance and reinsurance against loss or damage arising out of any risk from the operation of an American aircraft or foreign-flag aircraft. Insurance can be provided on the condition (1) the President determines it is necessary for the continuation of U.S. commercial air service in the interest of air commerce, national defense, or foreign policy, and (2) the Secretary determines insurance is not readily available from insurance companies on reasonable terms. Authority under this program is effective until December 31, 2013. If the federal war-risk coverage program terminates or provides significantly less coverage in the future, we could face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

We participate in an insurance pooling arrangement with DHL and their affiliates. This allows us to obtain aviation hull and liability and hull deductible coverage at reduced rates. If we were to withdraw from this arrangement for any reason or if other pool members have higher incidents, we could incur higher insurance costs.

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

Some of our aircraft are periodically deployed in potentially dangerous situations, which may result in damage to our aircraft/cargo and/or harm to our employees.

Some of our aircraft are deployed in potentially dangerous locations and carry hazardous cargo incidental to the services we provide in support of U.S. military activities, particularly in shipments to the Middle East. Some areas through which our flight routes pass are subject to geopolitical instability, which increases the risk of a loss of, or damage to, our aircraft and/or its cargo, or death or injury to our personnel. While we maintain insurance to cover the loss/damage of aircraft/cargo and/or injury to our employees, except for limited situations, we do not have insurance against the loss arising from business interruption. It is difficult to replace lost or substantially damaged aircraft due to the high capital requirements and long delivery lead times for new aircraft or to locate appropriate in-service aircraft for lease or sale. Any loss/damage of aircraft/cargo or injury to employees could have a material adverse impact on our business, results of operations and financial condition.

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

International aviation is increasingly subject to conflicting requirements imposed or proposed by the U.S. and foreign governments. This is especially true in the areas of transportation security, aircraft noise and emissions control. The imposition of potential new restrictions in the environmental area, to control greenhouse gas emissions, is a distinct possibility. Such restrictions may have an adverse impact on our industry. The recent finalization of EU legislation to limit the ability of EU carriers to Wet Lease (through ACMI arrangements) aircraft from non-EU carriers could also have an adverse impact. These and other similar regulatory developments could increase business uncertainty for commercial air-freight carriers.

The airline industry is subject to numerous security regulations and rules that increase costs. Imposition of more stringent regulations and rules than those that currently exist could materially increase our costs and have a material adverse effect on our business, results of operations and financial condition.

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

In June 2009, following expressions of concern about pilot fatigue on certain long-range flights, the FAA convened an ARC comprised of various aviation stakeholders to recommend changes to the flight and duty time rules applicable to pilots. The FAA is now in the process of evaluating materials resulting from the ARC process and drafting a NPRM to modify existing flight and duty time rules. It is likely that the FAA will issue the NPRM in 2010, to be followed by a new rule that lessens the permissible amount of pilot flight and duty time and/or increases pilot rest requirements. Any new rule could have a material impact on our business, results of operations and financial condition by limiting crew scheduling flexibility and increasing operating costs, especially with respect to long-range flights.

Risks Related to Our ACMI Business

We depend on a limited number of significant customers for our ACMI business, and the loss of one or more of such customers could materially adversely affect our business, results of operations and financial condition.

For the years ended December 31, 2009, 2008 and 2007, our ACMI business accounted for approximately 45.4%, 22.3% and 22.9%, respectively, of our operating revenue. Our ACMI business depends on a limited number of customers, which averaged between five and six during these periods. In addition, the International Airline of United Arab Emirates (“Emirates”) accounted for 10.4%, 7.8% and 10.7% and Polar accounted for 18.5%, 3.2% and zero percent of our total operating revenues for the years ended December 31, 2009, 2008 and 2007, respectively. We typically enter into ACMI contracts with our customers for terms ranging from three to six years on 747-400s. The terms of our existing contracts are scheduled to expire on a staggered basis. There is a risk that any one of our significant ACMI customers may not renew their ACMI contracts with us on favorable terms or at all, perhaps due to reasons beyond our control. For example, certain of our airline ACMI customers may not renew their ACMI contracts with us as they take delivery of new aircraft in their own fleet. Select customers have the opportunity to terminate their long-term agreements in advance of the expiration date, following a significant amount of notice to allow for remarketing of the aircraft. Such agreements generally contain a significant early termination fee paid by the customer. Entering into ACMI contracts with new customers generally requires a long sales cycle, and as a result, if our ACMI contracts are not renewed, and there is a resulting delay in entering into new contracts, our business, results of operations and financial condition could be materially and adversely affected.

We could be adversely affected if a large number of 747-400 passenger-to-freighter converted aircraft enter the ACMI market and cause ACMI rates to decrease. In addition, new entrants or different equipment types introduced into the ACMI market could adversely affect our business, results of operations and financial condition.

As passenger airlines begin to retire 747-400 aircraft from passenger service, a number of these aircraft are undergoing conversion to freighters. Although inferior in operating performance to the 747-400 specialty built freighters that we operate, if a significant number of these 747-400 converted freighter aircraft become available to our competitors, it could cause ACMI rates and underlying aircraft values to decrease. Additionally, the introduction of new competitors and/or equipment types into the ACMI market could cause ACMI rates to fall and/or could negatively affect our customer base. If either circumstance were to occur, our business, results of operations and financial condition could be materially and adversely affected.

We could be adversely affected if the delivery our new 747-8F aircraft are delayed further or if such aircraft do not meet expected performance specifications.

In September 2006, we placed an order for 12 new 747-8F aircraft that were originally scheduled to be delivered in 2010 and 2011. As part of this transaction, we also hold rights to purchase up to an additional 14 747-8F aircraft. The addition of these new aircraft is a material component of our growth and fleet renewal strategy. Although the 747-8F aircraft shares many of the same parts used in our 747-400 fleet, it is a new aircraft model and Boeing has not yet received the necessary regulatory approvals and certifications. Although Boeing has provided us with certain performance guarantees, the new aircraft may not meet the expected performance specifications, which could make it more difficult for us to deploy these aircraft in a timely manner or at expected rates. In November 2008, Boeing announced a delay in the delivery of the first 747-8F aircraft from late 2009 to the third quarter of 2010. In October 2009, Boeing announced a further delay in the first 747-8F delivery to the fourth quarter of 2010 and a general slowdown of the production line for this new aircraft type. Accordingly, we expect a corresponding delay in the delivery of our first 747-8F aircraft and subsequent deliveries. The estimated payment schedule for the PDPs has been adjusted accordingly. Any further delay in Boeing’s production or delivery schedule could delay the deployment of these aircraft and could cause PDP borrowings to become payable before delivery of the aircraft.

Risks Related to the DHL Investment

Our agreements with DHL require us to meet certain performance targets in our Express Network ACMI, including certain departure/arrival reliability standards. Failure to meet these performance targets could adversely affect our financial results.

Our ability to derive the expected economic benefits from our transactions with DHL depends substantially on our ability to successfully meet strict performance standards and deadlines for aircraft and ground operations, which become increasingly stringent over time. If we do not meet these requirements, we may not be able to achieve the projected revenues and profitability from this contract, and we could be exposed to certain DHL remedies, including termination of the Amended BSA in the most extreme of circumstances, as described below.

The DHL Agreements confer certain termination rights to DHL which, if exercised or triggered, may result in us being unable to realize the full benefits of this transaction.

The Amended BSA gives DHL the option to terminate the agreement for convenience by giving notice to us at least one year prior to the fifth, tenth or fifteenth anniversary of the agreement’s commencement date. If DHL terminates for convenience on the fifth anniversary, Polar or DHL will be required to assume all six 747-400 freighter head leases for the entire remaining term of each such aircraft lease. Each assumed lease has a guarantee by DHL’s parent or a creditworthy subsidiary. Further, DHL has a right to terminate the Amended BSA for cause following a specified management resolution process in the event that we default on our performance or we are unable to perform for reasons beyond our control. If DHL exercises any of these termination rights, we will not be able to achieve the projected revenues and profitability from this contract.

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

During the years ended December 31, 2009, 2008 and 2007, approximately 31.0%, 26.5% and 24.7%, respectively, of our operating revenue were derived from our AMC Charter business. In each of these years, the revenues derived from expansion flights for the AMC significantly exceeded the value of the fixed flight component of our AMC contract.

Historically, our AMC Charter business, especially expansion flights, has generated a significant amount of revenue. Future revenues from this business may decline from historic levels as a result of reduced U.S. military heavy lift requirements. Revenues from our AMC Charter business are derived from one-year contracts that the AMC is not required to renew. Our current AMC contract runs from October 1, 2009 through September 30, 2010. Changes in national and international political priorities can significantly affect the volume of our AMC Charter business, especially the volume of expansion flying. Any decrease in U.S. military activity could reduce our AMC Charter business. In addition, our share of the total AMC Charter business depends on several factors, including the total fleet size we commit to the CRAF program and the total number of aircraft deployed by our partners and competitors in the program.

The AMC also holds all carriers to certain on-time performance requirements. To the extent that we fail to meet those performance requirements or if we fail to perform or to pass semi-annual AMC inspections, our revenues from our AMC Charter business could decline through a suspension or termination of our AMC contract. Our revenues could also decline due to a reduction in the revenue rate we are paid by the AMC, a greater reliance by the AMC on its own freighter fleet or a reduction in our allocation of expansion flying. Any reduction in our AMC flying could also negatively impact our Commercial Charter revenue from the return trips of one-way AMC missions. If our AMC Charter business declines significantly and we are otherwise unable to effectively deploy the resultant capacity, it could have a material adverse effect on our business, results of operations and financial condition.

Our AMC Charter business is sensitive to teaming arrangements, our relative share of AMC flying and the profitability associated with it. If one of our team members reduces its commitments or withdraws from the program, or if other carriers on other teams commit additional aircraft to this program, our share of AMC flying may decline. In addition, any changes made to the commissions that we either pay or receive for AMC flying could impact our profit on this business. Any of these changes could have a material adverse effect on our results of operations and financial condition.

Each year, the AMC allocates its air cargo capacity needs to different teams of airlines based on a point system that is determined by the amount and types of aircraft that each team of airlines pledges to the CRAF program. We participate in the CRAF program through a teaming arrangement with other airlines, led by FedEx. Our team is one of three major teams participating in the CRAF program. Several factors could adversely affect the amount of AMC flying that is allocated to us, including:

•	changes in the CRAF contracting mechanism;

•	the formation of new competing teaming arrangements;

•	the withdrawal of any of our team’s current partners, especially FedEx;

•	a reduction of the number of aircraft pledged to the CRAF program by us or other members of our team; or

•	increased participation of other carriers on other teams in the CRAF program.

Any reduction in our share of or profitability from AMC flying could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

U.S. citizenship requirements may limit common stock voting rights.

Under U.S. federal law and DOT requirements, we must be owned and actually controlled by “citizens of the United States,” a statutorily defined term requiring, among other things, that not more than 25% of our issued and outstanding voting stock be owned and controlled, directly or indirectly, by non-U.S. citizens. DOT periodically conducts airline citizenship reviews and, if it finds that this requirement is not met, may require adjustment of the rights attendant to the airline’s issued shares.

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

Provisions in our restated certificate of incorporation, stockholder rights plan and by-laws and Delaware law might discourage, delay or prevent a change in control of the Company and, therefore, depress the trading price of our common stock.

Provisions of our restated certificate of incorporation, by-laws, stockholder rights plan and Delaware law may render more difficult or discourage any attempt to acquire our company, even if such acquisition may be believed to be favorable to the interests of our stockholders, discourage bids for our common stock at a premium over market price or adversely affect the market price of our common stock. In particular, our stockholder rights plan, adopted in May 2009, may cause substantial dilution to any person or group that attempts to acquire us without the approval of our Board of Directors.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Aircraft

Owned and leased aircraft, not including retired or parked aircraft, at December 31, 2009 include the following:

		Operating		Average
Aircraft Type	Owned	Leased	Total	Age Years

747-200	5	—	5	28.8
747-300	1	—	1	24.1
747-400	8	14	22	10.3

Total	14	14	28	14.1

Lease expirations for our operating leased aircraft included in the above table range from February 2020 to February 2025.

Ground Facilities

Our principal office is located in Purchase, New York, where we lease 120,000 square feet under a long-term lease that expires in 2012. This office includes both operational and administrative support functions, including flight and crew operations, maintenance and engineering, material management, human resources, legal, sales and marketing, financial and information technology. In addition, we lease a variety of smaller offices and ramp space at various station and regional locations on a short-term basis.

ITEM 3.	LEGAL PROCEEDINGS

The information required in response to this Item is set forth in Note 13 to our Financial Statements, and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2009.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names, ages and background of our current executive officers:

William J. Flynn.  Mr. Flynn, age 56, has been our President and Chief Executive Officer since June 2006. Mr. Flynn has a 30 year career in international supply chain management and freight transportation. Prior to joining us, Mr. Flynn served as President and Chief Executive Officer of GeoLogistics Corporation since 2002 where he led a successful turnaround of the company’s profitability and the sale of the company to PWC Logistics Corporation of Kuwait in September, 2005. Prior to his tenure at GeoLogistics Mr. Flynn served as Senior Vice President at CSX Transportation, one of the largest Class 1 railroads operating in the U. S., from 2000 to 2002 where he was responsible for the traditional railcar traffic unit. Mr. Flynn spent over 20 years with Sea-Land Service, Inc., a global provider of container shipping services. He served in roles of increasing responsibility in the U.S., Latin America and Asia. Mr. Flynn ultimately served as head of the company’s Asia operations. Mr. Flynn is also a director of Republic Services, Inc. and Horizon Lines, Inc. Mr. Flynn holds a Bachelors degree in Latin American studies from the University of Rhode Island and a Masters degree in the same field from the University of Arizona.

John W. Dietrich.  Mr. Dietrich, age 45, has been Executive Vice President and Chief Operating Officer since September 2006. Prior thereto, and from February 2004, Mr. Dietrich was Senior Vice President, General Counsel and Chief Human Resources officer. He was named Vice President and General Counsel in March 2003, where he was also responsible for our Human Resources and Corporate Communications functions. In

1999, Mr. Dietrich joined Atlas as Associate General Counsel. From 1992 to 1999, Mr. Dietrich was a litigation attorney at United Airlines, providing legal counsel to all levels of management, particularly on employment and commercial litigation issues. Mr. Dietrich earned a Bachelors of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

Jason Grant.  Mr. Grant, age 37, has been Senior Vice President and Chief Financial Officer since September 2007. Prior to September 2007, Mr. Grant was Senior Vice President — Network Planning and Business Development from March 2007 and Vice President — Continuous Improvement from August 2006. He was named Vice President — Financial Planning and Analysis in May 2006, after having been elected Staff Vice President responsible for our consolidated budget, forecasting, capital planning and financial analysis in December 2004. Mr. Grant joined us in 2002 and held various finance and treasury positions before being named a Staff Vice President. Prior to joining us, he was a manager of the Financial Planning and Financial Analysis groups for American Airlines. Mr. Grant holds a Bachelors degree in business administration from Wilfrid Laurier University and a Masters degree in Business Administration from Simon Fraser University in Canada.

Adam R. Kokas.  Mr. Kokas, age 38, has been our Senior Vice President, General Counsel and Secretary since October 2006 and our Chief Human Resources Officer since November 2007. Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on general corporate, securities and business law matters. Prior to joining Ropes & Gray, Mr. Kokas was a partner at Kelley Drye & Warren LLP, where he joined as an associate in 2001. At both Kelley Drye and Ropes & Gray, Mr. Kokas represented us in a variety of matters, including corporate finance transactions, corporate governance matters, strategic alliances, securities matters, and other general corporate issues. Mr. Kokas earned a Bachelor of Arts degree from Rutgers University and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars.

Michael T. Steen.  Mr. Steen, age 43, has been Senior Vice President and Chief Marketing Officer since April 2007. Prior to joining Atlas, Mr. Steen served as Senior Vice President of Sales and Marketing at Exel PLc and Vice President for the Americas for KLM Cargo. Mr. Steen led the sales and marketing activities for Exel Freight’s management and technology sector. Following Exel’s acquisition by Deutsche Post World Net, he held senior-level positions with the merged company in global supply chain logistics. Prior to joining Exel, he served in a variety of roles with KLM Cargo over 11 years, including Vice President of the Americas, Head of Global Sales and Marketing for the Logistics Unit and Director of Sales for EMEA. Mr. Steen has also been a member of the Board of Directors of TIACA (a not-for-profit trade association for the air cargo industry) since November 2007. Mr. Steen earned a degree in economic science from Katrinelund in Gothenburg, Sweden, and is an alumnus of the Advanced Executive Program at the Kellogg School of Management at Northwestern University.

Spencer Schwartz.  Mr. Schwartz, age 43, was elected Vice President and Corporate Controller in November 2008. Mr. Schwartz joined us from MasterCard Incorporated, where he was employed for over 12 years and served as Vice President of Taxation; Senior Vice President, Corporate Controller and Chief Accounting Officer; Senior Vice President and Business Financial Officer; and Group Head of Global Risk Management. Prior to joining MasterCard, Mr. Schwartz held financial positions of increasing responsibility with Price Waterhouse, LLP (now PricewaterhouseCoopers LLP) and Carl Zeiss, Inc. Mr. Schwartz earned a Bachelors degree in Accounting from The Pennsylvania State University and a Masters degree in Business Administration from New York University’s Leonard N. Stern School of Business. He is a certified public accountant.

Executive Officers are elected by our board of directors, and their terms of office continue until the next annual meeting of the board of directors or until their successors are elected and have qualified. There are no family relationships among our executive officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since May 31, 2006, our common stock has been traded on The NASDAQ Global Select Market under the symbol “AAWW”.

Market Price of Common Stock

The following table sets forth the closing high and low sales prices per share of our common stock for the periods indicated.

	High	Low

2009 Quarter Ended
December 31	$38.18	$25.08
September 30	$33.89	$20.62
June 30	$32.68	$17.54
March 31	$24.05	$10.03
2008 Quarter Ended
December 31	$38.09	$9.05
September 30	$57.74	$37.94
June 30	$64.92	$49.46
March 31	$55.00	$47.13

The last reported sale price of our common stock on The NASDAQ National Market on February 23, 2010 was $39.88 per share. As of February 16, 2010, there were approximately 25.7 million shares of our common stock issued and outstanding, and 113 holders of record of our common stock.

During the fourth quarter of 2008, we announced a stock repurchase program, which authorized the repurchase of up to $100 million of our common stock. Purchases may be made at our discretion from time to time on the open market, through negotiated transactions, block purchases or exchange or non-exchange transactions. As of February 24, 2010, we have repurchased a total of 700,243 shares of our common stock for approximately $18.9 million, at an average cost of $26.99 per share under this program.

Dividends

We have never paid a cash dividend with respect to our common stock and we do not anticipate paying a dividend in the foreseeable future. Moreover, certain of our financing arrangements contain financial covenants that could limit our ability to pay cash dividends.

Foreign Ownership Restrictions

Under our by-laws, U.S. federal law and DOT regulations, we must be controlled by U.S. citizens. In this regard, our President and at least two-thirds of our board of directors and officers must be U.S. citizens and not more than 25% of our outstanding voting common stock may be held by non-U.S. citizens. We believe that, during the period covered by this Report, we were in compliance with these requirements.

ITEM 6.	SELECTED FINANCIAL DATA

The selected balance sheet data as of December 31, 2009 and 2008 and the selected statements of operations data for the years ended December 31, 2009, 2008 and 2007 have been derived from our audited Financial Statements included elsewhere herein. The selected balance sheet data as of December 31, 2007,

2006 and 2005, and selected statements of operations data for the years ended December 31, 2006 and 2005 have been derived from our audited Financial Statements not included herein.

Upon a reconsideration event and application of ASC 810, we determined that DHL was the primary beneficiary of Polar on the Commencement Date and, as a result, we deconsolidated Polar for financial reporting purposes as of October 27, 2008. Previously, we accounted for Polar on a consolidated basis. Since that date, we are reporting Polar under the equity method of accounting. The resulting impact from this change reduces revenue, operating expenses, total assets, liabilities and equity related to Polar. In addition, on April 8, 2009, upon a reconsideration event and application of ASC 810, we consolidated GSS into our operating results. Our 2009 Operating Statistics, Operating Revenue and Operating Expenses reflect the consolidation of GSS in ACMI as of that date. Previously, GSS was accounted for under the equity method and the revenue generated by the three aircraft Dry Leased to GSS was reflected in Dry Leasing. In the following table all amounts are in thousands, except for per share data.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005

Statement of Operations Data:
Total operating revenues	$1,061,546	$1,607,482	$1,575,105	$1,480,734	$1,617,897

Total operating expenses	911,539	1,619,629	1,420,330	1,328,434	1,424,597

Operating income/(loss)	150,007	(12,147)	154,775	152,300	193,300

Net income	76,156	60,021	132,415	59,781	73,861
Less: Net loss attributable to the noncontrolling interest	(1,620)	(3,675)	—	—	—

Net Income Attributable to Common Stockholders	$77,776	$63,696	$132,415	$59,781	$73,861

Net income per share (Basic)	$3.59	$2.98	$6.24	$2.89	$3.64

Net income per share (Diluted)	$3.56	$2.97	$6.17	$2.83	$3.56

Financial Position Data:
Total assets	$1,740,873	$1,600,745	$1,417,190	$1,119,780	$1,180,810
Long-term debt (less current portion)	$526,680	$635,628	$365,619	$398,885	$529,742
Total equity	$888,757	$681,739	$562,702	$473,844	$357,905

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Global airfreight demand is highly correlated with global gross domestic product and the slowdown in global economic activity in 2008 and 2009 resulted in an unprecedented decline in airfreight volumes during the second half of 2008 that continued into the first half of 2009. Although industry supply and demand levels have improved meaningfully since early 2009, airfreight demand remains below pre-recession levels. The fourth quarter of 2009 produced encouraging trends for peak period airfreight demand and yields, which was consistent with a tightened supply in 2009.

We believe that our existing fleet of 22 modern, high-efficiency 747-400 aircraft represents one of the most efficient freighter fleets in the market. Our primary placement for these aircraft will continue to be long-term ACMI outsourcing contracts with high-credit-quality customers. We will opportunistically displace further 747-200 AMC and Commercial Charter flying to the extent we do not have demand for these aircraft.

Our growth plans are focused on the further enhancement of our ACMI market position with our order of 12 new, state-of-the-art 747-8F aircraft. We expect Boeing to begin delivery to us in early 2011. We are currently the only operator offering these aircraft on a Wet Lease basis to the ACMI leasing market. In addition to our order, we also hold rights to purchase up to an additional 14 747-8F aircraft, providing us with flexibility to further expand our fleet in response to market conditions.

We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry. The relative operating cost efficiency of our current 747-400F aircraft and future 747-8F aircraft, including their superior fuel efficiency, capacity and loading capabilities, create a compelling value proposition for our customers and position us well to manage market conditions and for future growth in the ACMI, Commercial Charter and Dry Leasing areas of our business.

Our primary service offerings are:

Aircraft leasing services, which encompass the following:

•	ACMI, whereby we provide outsourced aircraft operating solutions including the provision of crew, maintenance and insurance for the aircraft, while customers assume fuel, demand and yield risk. ACMI contracts typically range from three to six years for 747-400s. In addition, beginning in 2010, we plan to fly CMI, which is similar to ACMI flying, except that the customer will be providing its own aircraft. Also included within ACMI is the provision of Express Network ACMI, whereby we provide dedicated 747-400 aircraft to Polar that service the requirements of DHL’s global express operations and meets the needs of other Polar customers. Beginning on April 8, 2009, we consolidated GSS, and the aircraft that are Dry Leased to GSS are now included within ACMI; and

•	Dry Leasing, whereby we provide aircraft and/or engine leasing solutions to third parties for one or more dedicated aircraft or engines.

Charter services, which encompass the following:

•	AMC Charter services, whereby we provide air cargo services for the AMC; and

•	Commercial Charter, whereby we typically provide aircraft charters to brokers, freight forwarders, direct shippers and airlines.

We believe that the following competitive strengths will allow us to capitalize on opportunities that exist in the global airfreight industry:

Market leader for freighter aircraft leasing and outsourced aircraft solutions:

We manage the world’s largest fleet of 747-400 freighters, the largest and most cost effective long-haul commercial freighter currently available. Our fleet consists of twenty-two 747-400, one 747-300 and five 747-200 freighters, representing roughly 10% of the heavy freighters operating in the world today. This highlights our position as the preeminent provider of these highly desirable and scarce assets, in the case of the current 747-400 freighter and the future 747-8F. Our operating model deploys our aircraft across a range of aircraft leasing and charter services to drive maximum utilization and value from our fleet. The scale of our fleet enables us to have aircraft available globally to respond to our customers’ needs, both on a planned and ad hoc basis. We believe that this provides us with a commercial advantage over our competitors with smaller and less flexible fleets.

The 747-400, which is the core of our ACMI segment, is the industry leader for operating performance in the intercontinental air freighter market due to its cost and capacity advantage over other freighters. According to the manufacturer, these aircraft burn 10-16% less fuel and have 26 tons and 1,200 nautical miles of incremental capacity and range compared to 747-200s. In September 2006, we placed an order for 12 new, state-of-the-art 747-8F aircraft, which have improved operating performance relative to the 747-400 and will allow us to grow and maintain our industry leading position for the foreseeable future.

Stable base of contractual revenue and reduced operational risk:

Our focus on providing contracted aircraft and operating solutions to customers contributes to increased stability of our revenues and reduces our operational risk. Typically, ACMI and Dry Leasing contracts with customers for 747-400 aircraft range from three to six years. Under the ACMI and Dry Leasing structure, our customers assume fuel, Yield and demand risk resulting in reduced operational risk for AAWW. Most ACMI contracts typically provide us with a guaranteed minimum level of revenue and target level of profitability.

Our Express Network ACMI contract with DHL includes the allocation of blocked space capacity on a long-term basis for up to 20 years. This arrangement eliminates Yield and demand risks, similar to the rest of our ACMI business, for a minimum of six 747-400 aircraft. DHL is subject to a monthly minimum Block Hour guarantee.

Our AMC Charter services are operated under an annual contract with the U.S. military, whereby the military assumes fuel price risk, mitigating the risk of this business.

Focus on asset optimization:

By managing the largest fleet of 747 freighter aircraft, we achieve significant economies of scale in areas such as aircraft maintenance, crew training, crew efficiency, inventory management, and purchasing. The addition of the 747-8F aircraft will further enhance our efficiencies as these new aircraft will have a high degree of operational, maintenance and spare parts commonality with our existing fleet of 747-400s, as well as a common pilot-type rating.

Our mix of aircraft is closely aligned with our customer needs. We believe our aircraft operating solutions are well suited for our existing 747-400s and our ordered 747-8Fs. Our 747-200 freighters are utilized for high contribution AMC flying and for Commercial Charter business on an opportunistic basis.

We continually evaluate our fleet to ensure that we offer the most efficient and effective mix of aircraft. In keeping with our strategy of actively managing our asset base by selectively disposing of less productive assets, we parked a total of three 747-200 aircraft in 2009 and seven 747-200 aircraft in 2008, which reduced our 747-200 fleet to six at December 31, 2009. We took a Special charge in 2008 and 2009 in connection with the retirement of these assets. The retirement of the remaining 747-200 aircraft is dependent on several factors, including current and anticipated market conditions and customer demand (see Results of Operations and Note 5 to our Financial Statements for additional information).

Our leasing model is unique in that we offer a portfolio of operating solutions that complement our freighter aircraft leasing businesses. We believe this allows us to improve the returns we generate from our asset base by allowing us to flexibly redeploy aircraft to meet changing market conditions, ensuring the maximum utilization of our fleet. Our charter services complement our freighter aircraft leasing services by allowing us to increase aircraft utilization during open time and to react to changes in demand in these segments. We have employees situated around the globe who closely monitor demand for commercial charter services in each region, enabling us to redeploy available aircraft quickly. Our 747-200 aircraft are unencumbered and have allowed us to adjust the size of our fleet to react quickly to changes in market demand. We also endeavor to manage our leasing contract portfolio to stagger contract terms to mitigate our remarketing risks and aircraft down time. This is especially important during periods when demand for our services, particularly with respect to the ACMI business segment, has softened.

Long-term strategic customer relationships and unique service offerings:

We combine the global scope and scale of our efficient aircraft fleet with high quality, cost-effective operations and premium customer service to provide unique, fully integrated and reliable solutions for our customers. We believe the outcome is customers that are motivated to seek long-term relationships with us. This has historically allowed us to command higher prices than our competitors in several key areas. These long-term relationships help us to build resilience into our business model.

Our customers have access to our solutions, such as inter-operable crews, flight scheduling, fuel efficiency planning, and maintenance spare coverage, which, we believe, set us apart from other participants in the aircraft operating solutions market. Furthermore, we have access to valuable operating rights to restricted markets such as Brazil, Japan and China. We believe our freighter leasing services allow our customers to effectively expand their capacity and operate dedicated freighter aircraft without simultaneously taking on exposure to fluctuations in the value of owned aircraft and, in the case of our ACMI leases, long-term expenses relating to crews and maintenance. Dedicated freighter aircraft enable schedules to be driven by cargo rather than passenger demand (for those who typically handle portions of their cargo operations via belly capacity on passenger aircraft), which we believe allows our customers to drive higher contribution from cargo operations. During 2008 and 2009, both Atlas and Polar successfully completed the International Air Transport Association’s Operational Safety Audit (IOSA), a globally recognized safety and quality standard.

We provide freighter aircraft leasing solutions to some of the world’s premier airlines and some of the world’s largest freight forwarders. We will take advantage of opportunities to maintain and expand our relationships with our existing customers, while seeking new customers and new geographic markets.

Experienced management team:

Our senior management team has extensive operating and leadership experience in the airfreight, airline and logistics industries at companies such as United Airlines, US Airways, Lufthansa Cargo, American Airlines, Canadian Airlines, Continental Airlines, SH&E Air Transport Consultancy, ASTAR Air Cargo and KLM Cargo, as well as the United States Navy, Air Force and Federal Air Marshal Service. Our management team is led by William J. Flynn, who has 30 years of experience in freight and transportation and has held senior management positions with several transportation companies. Prior to joining AAWW, Mr. Flynn was President and CEO of GeoLogistics, a global transportation and logistics enterprise.

Business Strategy

Our strategy includes the following:

Actively manage our fleet with a focus on leading-edge aircraft:

We continue to actively manage our fleet of leading-edge wide-body freighter aircraft to meet customer demands. Our 747-400s and 747-8Fs will be utilized primarily in our ACMI business and in the AMC and Commercial Charter market during any remarketing periods. We will deploy our remaining 747-200 fleet and related assets in the AMC Charter, Commercial Charter and Dry Leasing markets, while evaluating sale and other opportunities for these assets as market conditions warrant. We continue to update our fleet with new aircraft to ensure that we provide our customers with the most efficient aircraft to meet their needs. We will also continue to manage our older aircraft in an opportunistic way to maximize returns (see Results of Operations for further discussion).

Focus on securing long-term contracts:

We will continue to focus on securing long-term leasing and aircraft operating solutions contracts, which provide us with stable revenue streams and predictable margins. In addition, these agreements limit our direct exposure to fuel and other costs and mitigate the risk of fluctuations in both Yield and demand in the airfreight business, while also improving the overall utilization of our fleet.

Drive significant and ongoing efficiencies and productivity improvements:

In 2006, we began to enhance our organization through an initiative called “Continuous Improvement”. We created a separate department and officer position to drive the process and to involve all areas of the organization in the effort to reexamine, redesign and improve the way we do business. Our initial goal was to generate $100 million in cost savings, on an annualized basis. We have met and exceeded this initial goal and our efforts to realize additional savings will continue.

Our efforts thus far have resulted in initiatives in six principal areas: fuel, maintenance, crew and related costs, other aircraft operations, procurement and general and administrative costs.

Specific initiatives include:

•	New processes to improve the fuel efficiency of our aircraft operations;

•	Further outsourcing our maintenance and back-office support functions to reduce costs;

•	Improving our processes for managing aircraft maintenance, with the goal of reducing turn-times and eliminating costs;

•	Application of new technology and processes to optimize our crew scheduling to maximize crew efficiency;

•	Consolidating and eliminating facility and space requirements; and

•	Increasing the efficiency of our procurement capabilities to drive lower costs for purchased goods and services, including crew travel and outsourced ground and maintenance services.

Selectively pursue and evaluate future acquisitions and alliances:

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

Financial Overview

Our 2009 Results of Operations have been impacted by several important factors that affect comparisons to 2008. Prior to the Commencement Date, Polar provided scheduled air cargo services to freight forwarders and agents. Polar operated airport-to-airport routes on a specific schedule, and customers paid to have their freight carried on that route and in accordance with that schedule. Subsequent to the Commencement Date, the revenue related to the aircraft supporting Polar is now reflected in ACMI.

Second, on April 8, 2009, we consolidated GSS into our operating results. Our 2009 Operating Statistics, Operating Revenue and Operating Expenses reflect the consolidation of GSS in ACMI as of that date. Previously, GSS was accounted for under the equity method and the revenue generated by the three aircraft Dry Leased to GSS was reflected in our Dry Leasing segment.

Third, general worldwide economic conditions experienced a downturn due to the sequential effects of the sub-prime lending crisis, general credit declines, economic recession, market declines, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions resulted in reduced demand for products being shipped by air for our ACMI customers, causing most of them to fly below their minimum contractual Block Hours during the first three quarters of 2009. However, this adverse trend was reversed in the fourth quarter of 2009, which showed a measurable improvement in airfreight volumes. As a result, our ACMI customers flew above their contractual minimums and we experienced higher yields and strong Commercial Charter demand in the fourth quarter of 2009. In addition, with the increase in U.S. Military activity in Afghanistan, we experienced strong demand from the AMC in 2009, which has continued into the first quarter of 2010.

Fourth, we took a Special charge related to our 747-200 fleet in both 2009 and 2008. During 2009, global freight demand decreased beyond what we had expected and we shortened our 747-200 fleet life. We also parked one 747-200 aircraft in the fourth quarter of 2009, with one more scheduled to be parked in the first quarter of 2010. During 2008, as a result of the weak revenue environment primarily due to the lack of a 2008 peak holiday season and excess capacity in the 747-200 market, we made a decision in the fourth quarter of 2008 to retire seven of the sixteen 747-200 remaining in the fleet, with two additional aircraft parked during the first quarter of 2009. Included in the Special charge is the impairment of the 747-200 fleet and related assets in both 2009 and 2008. The 2008 Special charge also includes costs related to the termination of one 747-200 operating lease, a write-down of excess expendable 747-200 inventory, employee terminations and the termination of two maintenance contracts for 747-200 engines.

Years Ended December 31, 2009 and 2008

Operating Statistics

As noted above, our 2009 Operating Statistics were impacted by the deconsolidation of Polar following the Commencement Date and the consolidation of GSS on April 8, 2009. All Express Network ACMI Block Hours for the aircraft flown by Polar subsequent to the Commencement Date are reflected as ACMI Block Hours, and there was no Scheduled Service activity during 2009. Prior to the Commencement Date in 2008, all Express Network ACMI Block Hours were reflected as Scheduled Service. Block Hours flown by GSS are reflected as ACMI Block Hours beginning on April 8, 2009. The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the years ended December 31:

			Increase/	Percent
	2009	2008	(Decrease)	Change

Block Hours
ACMI	76,859	59,161	17,698	29.9%
AMC Charter	19,088	18,022	1,066	5.9%
Commercial Charter	12,694	6,713	5,981	89.1%
Scheduled Service	—	36,731	(36,731)	(100.0)%
Non revenue	328	740	(412)	(55.7)%

Total Block Hours	108,969	121,367	(12,398)	(10.2)%

Revenue Per Block Hour
ACMI	$6,274	$6,055	$219	3.6%
AMC Charter	17,235	23,627	(6,392)	(27.1)%
Commercial Charter	16,947	18,967	(2,020)	(10.6)%
Fuel
AMC
Average fuel cost per gallon	$2.02	$3.41	$(1.39)	(40.8)%
Fuel gallons consumed (000s)	58,709	58,621	88	0.2%
Commercial Charter and Scheduled Service
Average fuel cost per gallon	$1.93	$3.35	$(1.42)	(42.4)%
Fuel gallons consumed (000s)	42,742	142,381	(99,639)	(70.0)%
Fleet (average during the period)
Aircraft count*	27.6	30.9	(3.3)	(10.7)%
Out-of-service	2.5	0.8	1.7	212.5%
Dry leased	0.8	4.1	(3.3)	(80.5)%

*	Dry Leased and Out-of-service aircraft are not included in the operating fleet average aircraft count.

Operating Revenue

Our 2009 Operating Revenue reflects the deconsolidation of Polar following the Commencement Date and the consolidation of GSS beginning on April 8, 2009. As noted above, we did not have any Scheduled Service revenue during 2009. The following table compares our Operating Revenue for the years ended December 31 (in thousands):

			Increase/	Percent
	2009	2008	(Decrease)	Change

Operating Revenue
ACMI	$482,231	$358,234	$123,997	34.6%
AMC Charter	328,990	425,814	(96,824)	(22.7)%
Commercial Charter	215,127	127,325	87,802	69.0%
Dry Leasing	12,799	48,770	(35,971)	(73.8)%
Scheduled Service	—	645,283	(645,283)	(100.0)%
Other	22,399	2,056	20,343	—

Total Operating Revenue	$1,061,546	$1,607,482	$(545,936)	(34.0)%

ACMI revenue increased $124.0 million, or 34.6%, primarily due to $155.2 million of Express Network ACMI flying in 2009 (which began October 27, 2008) and $58.9 million from the consolidation of GSS (beginning April 8, 2009), which was partially offset by a reduction in other ACMI flying of approximately $90.1 million. ACMI Block Hours were 76,859 in 2009, compared to 59,161 in 2008, an increase of 17,698 Block Hours, or 29.9%. The increase in Block Hours was driven by additional aircraft supporting Express Network ACMI flying, which increased by eight aircraft on the Commencement Date in 2008 and then reduced to six, with the return of two aircraft, at the beginning of the second quarter of 2009. In addition, beginning on April 8, 2009, three 747-400 aircraft flown by GSS that were previously reported in Dry Leasing are now reported as ACMI. One 747-400 that was returned by a customer at the end of its ACMI contract in March 2009 was redeployed to AMC and Commercial Charter. In 2009, there was an average of 16.9 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI compared to an average of 12.0 747-400 aircraft and 2.2 747-200 aircraft for the comparable period in 2008. Revenue per Block Hour was $6,274 for 2009, compared to $6,055 for 2008, an increase of $219 per Block Hour, or 3.6%. The increase in Revenue per Block Hour was primarily driven by an increase in ACMI customers that flew below contractual minimum Block Hours but were nonetheless billed for those unflown hours during the first three quarters of 2009. However, in the fourth quarter of 2009 all of our ACMI customers flew above their contractual minimums to meet strong fourth quarter freight demands.

AMC Charter revenue decreased $96.8 million, or 22.7%, primarily due to a lower fuel component in AMC Charter Revenue per Block Hour, partially offset by an increase in flying. AMC Charter Block Hours were 19,088 in 2009 compared to 18,022 in 2008, an increase of 1,066 Block Hours, or 5.9%. The average fuel price per gallon for the AMC Charter business was approximately $2.02 in 2009, compared to approximately $3.41 in 2008, a decrease of $1.39. The decrease in the “pegged” fuel price was the primary driver of the reduction in AMC Charter Revenue per Block Hour from $23,627 for 2008 to $17,235 for 2009, a decrease of $6,392 or 27.1%.

Commercial Charter revenue increased $87.8 million, or 69.0%, due to an increase in Block Hours flown, which was partially offset by a decrease in Revenue per Block Hour. Revenue per Block Hour was $16,947 in 2009, compared to $18,967 in 2008, a decline of $2,020 per Block Hour or 10.6%. The decline in Revenue per Block Hour was caused by pricing decreases related to the reduction in the cost of fuel and more aggressive charter pricing during the first three quarters of 2009 compared to 2008. During the fourth quarter of 2009, the increase in demand for freight out of Asia coupled with lower global freighter capacity drove Commercial Charter rates higher. Commercial Charter Block Hours were 12,694 in the year ended December 31, 2009, compared to 6,713 in the same period of 2008, an increase of 5,981 or 89.1%. The increase in Block Hours was the result of the redeployment of 747-400 aircraft returned from ACMI, increased utilization and the flying of charters to and from South America. During 2009, the deployment of 747-400 aircraft in

Commercial Charter gave us a competitive advantage over other cargo airlines that primarily offer smaller aircraft. Accordingly, we have been able to increase the number of Commercial Charters from Asia to the U.S. as the return legs of one-way AMC missions and in the fourth quarter of 2009 we were also able to increase the yields on that flying. The increase in Block Hours operated by 747-400 aircraft was partially offset by a reduction of 747-200 Block Hours due to the retirement of certain of our older 747-200 aircraft at the end of 2008 and during 2009.

Dry Leasing revenue decreased $36.0 million, or 73.8%, primarily due to a $31.4 million reduction related to the consolidation of GSS and a $5.6 million decrease from three 747-200 aircraft that were Dry Leased in the first half of 2008, partially offset by a $1.0 million increase in revenue from the Dry Leasing of six engines in 2009. During 2009, we have been able to lease spare engines that were used on retired 747-200 aircraft. On April 8, 2009, upon the consolidation of GSS, the three 747-400 aircraft that GSS Wet Leases to a customer and the associated revenue are now included in ACMI. The Dry Lease revenue for those aircraft that was previously reported in Dry Leasing was eliminated in consolidation after that date. During 2009, we had an average of 0.8 747-400 aircraft and no 747-200 aircraft on Dry Lease compared to an average of 3.0 747-400 aircraft and 1.1 747-200 aircraft on Dry Lease during 2008. The average of 0.8 747-400 aircraft that were Dry Leased during the year ended December 31, 2009 represents the period from January 1st through April 7th, when GSS was accounted for under the equity method (see Note 4 to our Financial Statements). We experienced customer defaults on three Dry Leased 747-200 aircraft in the first half of 2008 as the two customers leasing those aircraft filed for protection under local insolvency laws. The returned aircraft have been either parked or sold.

Scheduled Service revenue was eliminated as we ceased to provide this type of service following the Commencement Date in 2008 and the revenue related to the aircraft supporting Polar is now reflected in ACMI.

Other revenue increased $20.3 million due to the receipt of a $10.0 million one-time fee for the effective early termination of an ACMI contract for two aircraft provided to DHL. In addition, we recorded $11.5 million in revenue related to management and administrative support services provided to Polar. See Note 3 to our Financial Statements.

Operating Expenses

Our 2009 Operating Expenses reflect the deconsolidation of Polar following the Commencement Date in 2008 and the consolidation of GSS since April 8, 2009. The expense line items impacted are discussed below. The following table compares our operating expenses for the years ended December 31 (in thousands):

			Increase/	Percent
	2009	2008	(Decrease)	Change

Operating Expenses
Salaries, wages and benefits	$215,660	$221,765	$(6,105)	(2.8)%
Aircraft fuel	201,207	677,544	(476,337)	(70.3)%
Aircraft rent	151,080	157,063	(5,983)	(3.8)%
Maintenance, materials and repairs	147,758	171,396	(23,638)	(13.8)%
Depreciation	33,074	38,946	(5,872)	(15.1)%
Landing fees and other rent	39,552	65,033	(25,481)	(39.2)%
Travel	25,235	45,842	(20,607)	(45.0)%
Ground handling and airport fees	16,212	61,927	(45,715)	(73.8)%
Gain on disposal of aircraft	(953)	(2,726)	(1,773)	(65.0)%
Special charge	8,216	91,167	(82,951)	(91.0)%
Other	74,498	91,672	(17,174)	(18.7)%

Total Operating Expense	$911,539	$1,619,629	$(708,090)	(43.7)%

Salaries, wages and benefits decreased $6.1 million, or 2.8%, primarily due to a $15.7 million reduction attributable to the deconsolidation of Polar and a net reduction in crew and ground staff costs of $3.9 million, partially offset by a $10.8 million increase related to the consolidation of GSS. In 2008, we released employment tax reserves related to the successful resolution of an examination with the IRS resulting in a $2.7 million non-recurring benefit.

Aircraft fuel expense decreased $476.3 million, or 70.3%, as a result of $335.6 million of reduced consumption and approximately $140.8 million in fuel price decreases. The decrease in fuel consumption was due to the deconsolidation of Polar that was partially offset by $20.0 million of increased AMC and Commercial Charter consumption. The average fuel price per gallon for the Commercial Charter business was approximately $1.93 for 2009, compared to approximately $3.35 for the Commercial Charter and Scheduled Service businesses for 2008, a decrease of $1.42. A 105.4 million gallon decrease was due to the deconsolidation of Polar that was partially offset by 5.8 million gallons of increased AMC and Commercial Charter consumption. The average fuel price per gallon for the AMC Charter business was approximately $2.02 in 2009, compared to approximately $3.41 in 2008, a decrease of $1.39. The slight decrease in AMC fuel consumption was related to the increased flying of more efficient 747-400 aircraft. We do not incur fuel expense in our ACMI business as the cost of fuel is borne by the customer.

Aircraft rent decreased $6.0 million, or 3.8%, primarily due to a $2.9 million decrease in re-accommodated air costs, a $1.5 million decrease in spare engine rent expense due to fewer engines on lease as a result of lower flying activity and a $1.6 million decrease related to the termination of a 747-200 operating lease in December 2008. Re-accommodated air costs are incurred in situations whereby we utilize other airlines to transport freight to airports that we do not serve directly.

Maintenance, materials and repairs decreased $23.6 million, or 13.8%, primarily due to decreased engine overhauls of approximately $22.6 million as well as reductions in line and other non-heavy maintenance expense of approximately $18.9 million. Partially offsetting these decreases was a $15.1 million increase related to the consolidation of GSS and an increase in heavy airframe check expense of approximately $2.8 million, primarily related to an increase in the number of third party C Checks performed on 747-400 aircraft. The overall decrease in maintenance expense is the result of fewer CF6-50 engine overhauls and reduced Block Hours in 2009 compared to 2008. Management’s cost reduction initiatives, such as the use of spare parts from retired 747-200 aircraft rather than incurring line maintenance expenses also reduced 2009 expenses. Heavy maintenance events and engine overhauls for the years ended December 31, 2009 and 2008 are listed in the following table:

			Increase/
Events	2009	2008	(Decrease)

747-200 C Checks	4	7	(3)
747-400 C Checks	13	4	9
747-400 D Checks	4	4	—
CF6-50 Engines	—	21	(21)
CF6-80 Engines	24	24	—

During 2009, we experienced an increase in the unit cost of heavy maintenance checks and engine overhauls supporting our 747-400 aircraft compared to the same period in 2008.

Depreciation decreased $5.9 million, or 15.1%, primarily due to the retirement of certain of our older 747-200 aircraft in 2008.

Landing fees and other rent decreased $25.5 million, or 39.2%, primarily due to the deconsolidation of Polar. We generally do not incur landing fees for our ACMI business as the cost is borne by the customer.

Travel decreased $20.6 million, or 45.0%, primarily due to a $13.1 million improvement related to management’s cost reduction initiatives, travel reimbursements from ACMI customers and a $3.0 million reduction related to lower Block Hours and a smaller 747-200 fleet. The 747-200 aircraft requires a three-person crew compared to a two-person crew on 747-400 aircraft, resulting in lower crew travel costs. In addition, travel improved by approximately $6.3 million due to the deconsolidation of Polar, partially offset by a $1.8 million increase related to the consolidation of GSS.

Ground handling and airport fees decreased $45.7 million, or 73.8%, most of which was due to the reduction in Scheduled Service Block Hours. A $47.3 million reduction was due to the deconsolidation of Polar that was partially offset by a $1.4 million increase related to the consolidation of GSS.

Gain on disposal of aircraft resulted from the sale of aircraft tail number N920FT and the sale of seven retired engines in 2009. Gain on disposal of aircraft in 2008 was the result of the disposal of aircraft tail number N527FT, which was damaged and subsequently scrapped (except for engines and other valuable rotable parts) after we reached a settlement with our insurer.

Special charge in 2009 represents an impairment charge of $8.2 million, related to the write-down of the 747-200 fleet, including related engines, rotable inventory, expendable parts and other equipment to their estimated fair values during the fourth quarter. Special charge in 2008 represents an impairment charge of $91.2 million, related to the write-down of the 747-200 fleet, including related engines, rotable inventory, expendable parts and other equipment to their estimated fair values during the fourth quarter. In addition, during the fourth quarter of 2008, the Company incurred a special charge related to the termination of one 747-200 aircraft operating lease of $2.0 million, a write-down of excess expendable 747-200 inventory of $4.7 million, employee termination costs of $0.8 million and the termination of two maintenance contracts for 747-200 engines of $14.5 million. See Note 5 to our Financial Statements for further information.

Other operating expenses decreased $17.2 million, or 18.7%, primarily related to a $6.3 million reduction in AMC commission expenses related to reduced AMC Charter revenue, a $5.5 million reduction in the use of contractors and a $3.6 million reduction in freight costs. These expense reductions, among others, are the result of executing our cost reduction initiatives. Partially offsetting these decreases was a non-recurring $1.8 million benefit from reduced interest regarding a settlement with the IRS on an employment tax examination in 2008. In addition, $5.8 million of the decrease was due to the deconsolidation of Polar, which was offset by a $1.3 million increase related to the consolidation of GSS.

Non-operating Expenses/(Income)

Our 2009 Non-operating Expenses / (Income) reflect the deconsolidation of Polar following the Commencement Date in 2008 and the consolidation of GSS since April 8, 2009. The Non-operating Expenses / (Income) line items impacted are discussed below. The following table compares our non-operating expenses for the years ended December 31 (in thousands):

			Increase/	Percent
	2009	2008	(Decrease)	Change

Non-operating Expenses/(Income)
Interest income	$(3,014)	$(12,778)	$(9,764)	(76.4)%
Interest expense	44,731	49,986	(5,255)	(10.5)%
Capitalized interest	(12,215)	(11,282)	933	8.3%
Gain on early extinguishment of debt	(2,713)	—	2,713	—
Gain on consolidation of subsidiary	(113)	—	113	—
Gain on issuance of stock	—	(153,579)	(153,579)	—
Other expense (income), net	(765)	5,285	(6,050)	(114.5)%

Interest income decreased $9.8 million, or 76.4%, primarily due to a reduction in the effective yield on cash and cash equivalents as global interest rates dropped in 2009.

Interest expense decreased $5.3 million, or 10.5%, due to reductions in debt balances of higher-rate debt through principal payments, partially offset by additional borrowings under our PDP financing facility on five of our twelve 747-8F orders. In November 2009, the PDP financing facility was reduced from five aircraft to three and the amount outstanding for two aircraft was repaid (see Note 9 to our Financial Statements). Both the PDP financing facility and term loans used to finance two of our 747-400 aircraft have variable interest rates that are currently lower than the rates prevailing in 2008. Long- and short-term debt and capital leases averaged approximately $635.1 million in 2009 compared to approximately $527.5 million in 2008.

Capitalized interest increased $0.9 million, or 8.3%, primarily due to the offsetting effects of net additional borrowings under our PDP financing facility on our 747-8F aircraft order and lower variable interest rates during 2009.

Gain on early extinguishment of debt of $2.7 million resulted from the prepayment of two term loans at a discount in March 2009.

Gain on consolidation of subsidiary of $0.1 million represents the gain recorded on the conversion of GSS from the equity method of accounting to consolidation (see Note 4 to our Financial Statements).

Gain on issuance of subsidiary stock in 2008 was the recognition of a $153.6 million gain on the Commencement Date due to the issuance of shares to DHL when they acquired a 49% equity interest and a 25% voting interest in Polar in exchange for proceeds of $176.9 million (see Note 3 to our Financial Statements for further information).

Other expense (income), net changed by $6.1 million, primarily due to a 2009 improvement in realized and unrealized gains / losses on foreign currency transactions versus 2008. This was due to the prevalence of a stronger U.S. dollar in the most recent year compared to less favorable exchange rates that prevailed in 2008. The 2009 improvement also benefited from a gain of $0.5 million from The Primary Reserve Fund (see Note 2 to our Financial Statements) and the receipt of a $0.4 million non-recurring insurance recovery. We do not hedge our foreign currency exposure.

Income taxes.  Our effective income tax rates were 38.6% and 45.5% for the years ended December 31, 2009 and 2008, respectively. Our effective rates differ from the statutory rate primarily due to the non-deductibility of certain items for tax purposes. The 2008 rate exceeded the U.S. federal rate primarily due to a valuation allowance of 6.7% related to losses incurred primarily by Polar prior to its deconsolidation.

Segments

Beginning April 8, 2009, GSS results of operations are included in the ACMI segment (see Note 4 to our Financial Statements). Prior to that date, revenue from the Dry Leases to GSS was shown in the Dry Leasing segment. The following table compares the Direct Contribution for our reportable segments (see Note 13 to our Financial Statements for the reconciliation to Operating income / (loss)) for the years ended December 31 (in thousands):

			Increase/	Percent
	2009	2008	(Decrease)	Change

Direct Contribution:
ACMI	$96,645	$81,317	$15,328	18.8%
AMC Charter	95,680	108,313	(12,633)	(11.7)%
Commercial Charter	40,892	10,332	30,560	295.8%
Dry Leasing	1,051	14,167	(13,116)	(92.6)%
Scheduled Service	—	(46,835)	46,835	100.0%

Total Direct Contribution	$234,268	$167,294	$66,974	40.0%

Unallocated income and expenses	$105,735	$114,025	$(8,290)	(7.3)%

ACMI Segment

Direct Contribution relating to the ACMI segment increased $15.3 million, or 18.8%. During 2009, there was an average of 16.9 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI compared to an average of 12.0 747-400 aircraft and 2.2 747-200 aircraft supporting ACMI in 2008. ACMI segment Direct Contribution increased due to additional 747-400 aircraft supporting Express Network ACMI after the Commencement Date in 2008 and an increase in unflown Block Hours, which improved our ACMI Revenue per Block Hour, partially offset by increased heavy maintenance expense on 747-400 aircraft during 2009. Also impacting the ACMI segment were the results of operations for three 747-400 aircraft from the consolidation of GSS (beginning April 8, 2009), which were previously reported in the Dry Leasing segment.

AMC Charter Segment

Direct Contribution relating to the AMC Charter segment decreased $12.6 million, or 11.7%, primarily due to decreases in revenue driven by reductions in the “pegged” price for fuel, an increase in ownership costs from the deployment of 747-400 aircraft into this segment as well as an increase in crew costs as we reduced the 747-200 fleet size and retrained our crew. Partially offsetting these items was an increase in Block Hours during 2009. The decrease in AMC revenue was partially offset by an improvement in maintenance expense on the 747-200 aircraft allocated to the AMC segment and a reduction in aircraft fuel expense as fuel prices decreased.

Commercial Charter Segment

Direct Contribution relating to the Commercial Charter segment increased $30.6 million, or 295.8%, primarily due to an increase in Commercial Charter activity and strong yields in the fourth quarter of 2009, an improvement in maintenance expense on the 747-200 aircraft allocated to this segment and a reduction in aircraft fuel expense as fuel price decreases outpaced reductions in Revenue per Block Hour. Offsetting these improvements was an increase in crew costs as we reduced the 747-200 fleet size and retrained our crew. Commercial Charter pricing had weakened during the first three quarters of 2009 compared with 2008. However, during the fourth quarter of 2009, the increase in demand for freight out of Asia coupled with lower global freighter capacity drove Commercial Charter rates higher. We were also able to maximize our yields with the deployment of 747-400 aircraft in place of 747-200 aircraft, which gave us a competitive advantage over other cargo airlines. In addition, we began regular 747-400 Commercial Charter service to and from South America in the fourth quarter of 2008, which contributed to our 2009 results.

Dry Leasing Segment

Direct Contribution relating to the Dry Leasing segment decreased $13.1 million, or 92.6%, primarily due to the consolidation of GSS and decreases in our 747-200 Dry Leases. Beginning April 8, 2009, upon the consolidation of GSS, three 747-400 aircraft that GSS Wet Leases to a customer and the associated Direct Contribution that was previously reported in Dry Leasing are now included in ACMI. In 2009, we leased six spare engines that previously were used on retired 747-200 aircraft. During 2009, we had an average of 0.8 747-400 aircraft and no 747-200 aircraft on Dry Lease compared to an average of 3.0 747-400 aircraft and 1.1 747-200 aircraft on Dry Lease to third parties during 2008. We experienced customer defaults on three Dry Leased 747-200 aircraft in the first half of 2008 as the two customers leasing these aircraft filed for protection under local insolvency laws. The returned aircraft have been either parked or sold.

Scheduled Service Segment

Direct Contribution relating to the Scheduled Service segment ceased after the Commencement Date in 2008 and the Direct Contribution related to the aircraft supporting Polar is now reflected in ACMI.

Unallocated income and expenses

Unallocated income and expenses decreased $8.3 million, or 7.3%, primarily due to the receipt of a $10.0 million one-time fee for the effective early termination of an ACMI contract for two aircraft provided to DHL.

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

			Increase/		Percent
	2008	2007	(Decrease)		Change

Block Hours
ACMI	59,161	60,230	(1,069)		(1.8)%
AMC charter	18,022	22,292	(4,270)		(19.2)%
Commercial charter	6,713	7,442	(729)		(9.8)%
Scheduled service	36,731	42,798	(6,067)		(14.2)%
Non revenue	740	728	12		1.6%

Total Block Hours	121,367	133,490	(12,123)		(9.1)%

Revenue Per Block Hour
ACMI	$6,055	$5,992	$63		1.1%
AMC charter	23,627	17,449	6,178		35.4%
Commercial charter	18,967	15,741	3,226		20.5%
Scheduled Service Traffic
RTMs (000s)	1,372,027	1,607,309	(235,282)		(14.6)%
ATMs (000s)	2,177,683	2,491,306	(313,623)		(12.6)%
Load Factor	63.0%	64.5%	(1.5	) pts
RATM	$0.296	$0.264	$0.032		12.1%
Yield	$0.470	$0.409	$0.061		14.9%
Fuel
Scheduled Service and Commercial Charter
Average fuel cost per gallon	$3.35	$2.24	$1.11		49.6%
Fuel gallons consumed (000s)	142,381	165,157	(22,776)		(13.8)%
AMC
Average fuel cost per gallon	$3.41	$2.24	$1.17		52.2%
Fuel gallons consumed (000s)	58,621	72,175	(13,554)		(18.8)%
Fleet (average during the period)
Aircraft count*	30.9	32.0	(1.1)		(3.4)%
Out-of - service	0.8	0.2	0.6		300.0%
Dry Leased	4.1	5.0	(0.9)		(18.0%)

*	Dry Leased and out-of-service aircraft are not included in the operating fleet average aircraft count.

Operating Revenues

Our 2008 Operating Revenues were impacted by the deconsolidation of Polar for approximately two months following the Commencement Date, while 2007 Operating Revenue reflected a full year. The revenue line items impacted are discussed below. The following table compares our Operating Revenues for the years ended December 31 (in thousands):

			Increase	Percent
	2008	2007	(Decrease)	Change

Operating Revenues
ACMI	$358,234	$360,909	$(2,675)	(0.7)%
AMC charter	425,814	388,966	36,848	9.5%
Commercial charter	127,325	117,142	10,183	8.7%
Dry leasing	48,770	50,512	(1,742)	(3.4)%
Scheduled service	645,283	657,576	(12,293)	(1.9)%
Other	2,056	—	2,056	—

Total Operating Revenues	$1,607,482	$1,575,105	$32,377	2.1%

ACMI revenue decreased $2.7 million or 0.7% due to a reduction in aircraft utilization driven by weak peak season demand in the fourth quarter of 2008 offset almost entirely by the commencement of full Express Network flying on October 27, 2008. After October 27, 2008, Express Network activity was included in ACMI results. ACMI Block Hours were 59,161 in 2008, compared with 60,230 in 2007, a decrease of 1,069 Block Hours or 1.8%. In 2008, there was an average of 12.0 747-400 aircraft and 2.2 747-200 aircraft supporting ACMI compared with an average of 10.2 747-400 aircraft and 2.5 747-200 ACMI for the comparable period in 2007. Revenue Per Block Hour was $6,055 for 2008, compared with $5,992 for 2007, an increase of $63 per Block Hour or 1.1%.

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

Scheduled Service revenue decreased $12.3 million or 1.9% reflecting a significant reduction in ATMs of 12.6% due to the deconsolidation of Polar. After October 27, 2008, Express Network flying is reflected under ACMI. The capacity reductions were partially offset by fuel surcharge driven by increases in Yields. RTMs in 2008 for the Scheduled Service segment were 1.37 billion on a total capacity of 2.18 billion ATMs. This compares with RTMs of 1.61 billion on a total capacity of 2.49 billion ATMs in 2007. Block Hours were 36,731 in 2008, compared with 42,798 in 2007, a decrease of 6,067 or 14.2%. Load Factor was 63.0% with a Yield of $0.470, compared with a Load Factor of 64.5% with a Yield of $0.409 in 2007. RATM in the Scheduled Service segment was $0.296 in 2008, compared with $0.264 in 2007, representing an increase of 12.1%.

Total operating revenue increased $32.4 million or 2.1% in 2008 compared with 2007, despite a 9.1% reduction in Block Hours on a year-over-year basis. The increased revenue was primarily due to fuel-driven Yield increases in our AMC Charter and Commercial Charter business segments.

Operating Expenses

Our 2008 Operating Expenses were impacted by the deconsolidation of Polar for approximately two months following the Commencement Date. The expense line items impacted are discussed below. The following table compares our operating expenses for the years ended December 31 (in thousands):

			Increase	Percent
	2008	2007	(Decrease)	Change

Operating Expenses
Aircraft fuel	$677,544	$531,755	$145,789	27.4%
Salaries, wages and benefits	221,765	249,517	(27,752)	(11.1)%
Maintenance, materials and repairs	171,396	149,306	22,090	14.8%
Aircraft rent	157,063	155,575	1,488	1.0%
Ground handling and airport fees	61,927	78,038	(16,111)	(20.6)%
Landing fees and other rent	65,033	76,208	(11,175)	(14.7)%
Depreciation and amortization	38,946	40,012	(1,066)	(2.7)%
Gain on disposal of aircraft	(2,726)	(3,475)	(749)	(21.6)%
Travel	45,842	50,814	(4,972)	(9.8)%
Special charge	91,167	—	91,167	—
Other	91,672	92,580	(908)	(1.0)%

Total Operating Expenses	$1,619,629	$1,420,330	$197,801	13.9%

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

Maintenance, materials and repairs, as adjusted, increased $22.1 million or 14.8% primarily due to increased heavy airframe check expense of approximately $2.5 million and engine overhauls of approximately $21.1 million partially offset by improvements in line maintenance, materials expenses and rotable repair expense. There were 40 engine overhauls in 2008 compared with 39 during 2007. In 2008, we experienced significant increases in the overhaul cost per 747-200 engines prior to the termination of the maintenance contracts on those engines. Included in those costs was maintenance expense totaling $8.2 million as a result of five engine overhauls in the fourth quarter. Those overhauls were incurred due to the early termination of one of our power-by-the-hour maintenance contracts (see Note 5 to our Financial Statements for further information). Heavy maintenance events and engine overhauls for the years ended December 31, 2008 and 2007 are listed in the following table:

			Increase/
Events	2008	2007	(Decrease)

747-200 C Checks	7	11	(4)
747-400 C Checks	4	—	4
747-200 D Checks	—	1	(1)
747-400 D Checks	4	1	3
CF6-50 Engines	21	19	2
CF6-80 Engines	24	20	4

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

Gain on disposal of aircraft in 2008 resulted from the disposal of aircraft tail number N527FT, which was damaged and subsequently scrapped (except for engines and other valuable rotable parts) after we reached a settlement with our insurer (see Note 6 to our Financial Statements for further information). The $2.7 million gain represents the amount the insurance proceeds exceeded the net book value of the aircraft. The gain in 2007 was from the sale of aircraft tail number N536MC and one CF6-50 engine.

Travel decreased $5.0 million or 9.8%, substantially all of which was due to a reduction in Block Hour volumes. In addition approximately $1.2 million was due to the deconsolidation of Polar.

Special charge is primarily due to an impairment charge of $69.1 million, related to the write-down of the 747-200 fleet, including related engines, rotable inventory, expendable parts and other equipment to their estimated fair values during the fourth quarter of 2008. In addition, the Company incurred a special charge related to the termination of one 747-200 aircraft operating lease of $2.0 million, a write-down of excess expendable 747-200 inventory of $4.7 million, employee termination costs of $0.8 million and the termination of two maintenance contracts for 747-200 engines of $14.5 million. See Note 5 to our Financial Statements for further information.

Other operating expenses decreased $0.9 million or 1.0% of which $0.6 million was due to the deconsolidation of Polar.

Non-operating Expenses/(Income)

Our 2008 Non-operating Expenses/(Income) were impacted by the deconsolidation of Polar for approximately two months following the Commencement Date and the recognition of the Gain on issuance of subsidiary stock. The Non-operating Expenses/(Income) line items impacted are discussed below. The following table compares our non-operating expenses for the years ended December 31 (in thousands):

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

Interest expense increased $5.3 million or 11.7% due to growth in borrowings under our PDP financing facility on five of our twelve firm 747-8F orders resulting in $5.0 million of additional interest expense. During the third quarter of 2008, we also debt financed two recently acquired 747-400s, issuing a total of $100 million in debt secured by these two aircraft (see Note 9 to our Financial Statements for additional information). Long- and short-term debt and capital leases averaged approximately $527.5 million in 2008 compared with approximately $405.6 million in 2007.

Capitalized interest increased $6.8 million or 151.3% primarily due to $5.0 million of interest on the PDP borrowings paid to Boeing on our 747-8F aircraft order (see Note 9 to our Financial Statements for further information).

Gain on issuance of subsidiary stock was the recognition of a $153.6 million gain on the Commencement Date due to the issuance of shares to DHL when they acquired a 49% equity interest and a 25% voting interest in Polar in exchange for proceeds of $176.9 million (see Note 3 to our Financial Statements for further information).

Other expense/(income), net increased $5.7 million primarily due to the negative impact of foreign exchange rates of $4.2 million and a $1.5 million unrealized loss on our investment with The Reserve Primary Fund (see Note 2 to our Financial Statements). The U.S. dollar strengthened against most foreign currencies during 2008 compared with 2007 when the U.S. dollar weakened against most foreign currencies. We do not hedge our foreign currency exposure and, therefore, we record gains and losses when funds are exchanged into U.S. dollars.

Income taxes:  The effective income tax rate for 2008 was 45.5% compared to 0.2% for 2007. The 2007 rate fell below the U.S. federal statutory rate of 35% primarily due to the recognition of an income tax benefit of 16.1% related to certain types of non-U.S. leasing income and 21.6% related to the utilization of tax basis in the shares of Polar. Without these benefits, the 2007 effective rate would have been 37.9%. The 2008 rate exceeded the U.S. federal rate primarily due to state income tax expense of 2% plus a valuation allowance of 6.7%. The valuation allowance related to losses incurred primarily by Polar prior to its deconsolidation.

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

Ownership costs are apportioned to segments based on aircraft equivalents (derived from Block Hours flown) except for certain ACMI flying, which involves dedicated aircraft, in which case the allocation is based on the number of dedicated aircraft. The following table compares our Direct Contribution for segments (see Note 13 to our Financial Statements for the reconciliation to operating income (loss) and our reasons for using Direct Contribution) for the years ended December 31 (in thousands):

			Increase/	Percent
	2008	2007	(Decrease)	Change

Direct Contribution:
ACMI	$81,317	$84,795	$(3,478)	(4.1)%
AMC Charter	108,313	99,464	8,849	8.9%
Commercial Charter	10,332	10,009	323	3.2%
Dry Leasing	14,167	16,069	(1,902)	(11.8)%
Scheduled Service	(46,835)	36,969	(83,804)	(226.7)%

Total Direct Contribution	$167,294	$247,306	$(80,012)	(32.4)%

Unallocated Fixed Costs	$114,025	$118,046	$(4,021)	(3.4)%

ACMI Segment

Direct Contribution relating to the ACMI segment decreased $3.5 million or 4.1%. During 2008, there was an average of 12.0 747-400 aircraft and 2.2 747-200 aircraft supporting ACMI compared with an average of 10.2 747-400 aircraft and 2.5 747-200 aircraft supporting ACMI in 2007. ACMI segment Direct Contribution decreased primarily due to an increase in heavy maintenance costs. The increase in maintenance costs was primarily due to this segment’s allocated share of four additional 747-400 C Checks, three additional 747-400 D Checks, and four additional engine overhauls in 2008 compared with 2007.

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

Scheduled Service Segment

Direct Contribution relating to the Scheduled Service segment decreased $83.8 million or 226.7% primarily due to substantial fuel price increases that were only partially offset by fuel-surcharge-driven Yield increases. Also reducing the contribution were heavy maintenance costs primarily due to this segment’s allocated share of four additional 747-400 C Checks, three additional 747-400 D Checks, and four additional CF6-80 engine overhauls in 2008 compared with 2007.

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

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $613.7 million, compared to $397.4 million at December 31, 2008, an increase of $216.3 million, or 54.4%. The increase was driven by cash provided by operating activities of $214.6 million and our equity offering, which was more than sufficient to fund payments used for investing activities of million and payments used for financing activities of million.

Significant liquidity events during the year ended December 31, 2009 were as follows:

Stock offering.  During the fourth quarter of 2009, we sold 4.6 million shares of common stock in a public offering that generated $112.6 million of net proceeds.

Short-term investment.  During 2009, we received $13.3 million from the Reserve Primary Fund, a money market fund in which we had invested that suspended redemptions and is being liquidated. We expect to receive our remaining $0.4 million in recoverable holdings in the Reserve Primary Fund within the next twelve months. For additional information regarding this investment, see Note 2 to our Financial Statements.

Pre-delivery deposits.  In October 2009, we signed an agreement with Boeing to reschedule the delivery of three of our 747-8 freighter aircraft. As a result of the rescheduling, Boeing refunded $62.9 million in PDPs related to two of those aircraft. These funds were used to fully prepay the loan related to those aircraft under our existing PDP financing facility.

We consider cash on hand and short-term investments, our PDP financing facility and cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures during 2010. Capital expenditures for 2010 are expected to be approximately $162.6 million in cash, including our 747-8F aircraft PDP requirements totaling approximately $117.9 million, of which approximately $12.1 million will be funded through our PDP facilities.

We may access external sources of capital from time to time depending on our cash requirements, assessments of current and anticipated market conditions, and the after-tax cost of capital. To that end, we filed a shelf registration statement with the SEC in June 2009 that will enable us to sell up to $500 million of debt and/or equity securities over the subsequent three years, depending on market conditions, our capital needs and other factors. Approximately $112.6 million of net proceeds from our stock offering in the fourth quarter of 2009 has been drawn down from this shelf registration statement. Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control. Additionally, our borrowing costs are affected by market conditions and may be adversely impacted by the tightening in credit markets that began during the third quarter of 2008.

We expect to pay minimal U.S. cash income taxes in 2010. In addition, two of our foreign branch operations are subject to income tax in Hong Kong, but we believe that these branches will have sufficient tax loss carryforwards to offset projected taxable income in 2010. We expect to pay no significant foreign income taxes in any other jurisdictions.

Operating Activities.  Net cash provided by operating activities in 2009 was $214.6 million, compared to $125.3 million for 2008. The increase in cash provided by operating activities was primarily the result of an increase in net income, excluding non-cash items.

Investing Activities.  Net cash used for investing activities was $0.7 million in 2009, consisting primarily of capital expenditures of $51.3 million, which included capitalized interest on our 747-8F aircraft order of $21.2 million, $20.7 million of investments in debt securities and $20.0 million of investments in short-term investments, offset by a refund of PDPs from Boeing of $62.9 million, the redesignation of short-term investments to cash of $13.3 million, $11.6 million related to the consolidation of GSS, and proceeds from the sale of aircraft of $3.5 million. Net cash used by investing activities was $546.1 million for 2008, consisting primarily of capital expenditures of $485.2 million, including pre-delivery deposits and related costs on our 747-8F aircraft order of $257.3 million and the acquisition of two 747-400s for $168.4 million, a $52.0 million decrease due to the deconsolidation of Polar and the redesignation of $14.7 million from cash to short-term investments.

Financing Activities.  Net cash provided by financing activities was $2.5 million in 2009, which primarily reflects $112.6 million in proceeds from the issuance of stock partially offset by $110.0 million of payments on long-term debt obligations. Net cash provided by financing activities was $340.8 million for 2008, which primarily reflects $316.7 million in borrowings under the PDP Financing Facility and term loans, proceeds from the DHL investment of $78.9 million, partially offset by $38.4 million of payments on long-term debt and capital lease obligations and $19.4 million in purchases of treasury stock.

Contractual Obligations

The table below provides details of our future cash contractual obligations as of December 31, 2009 (in millions):

			2011 -	2013 -
	Total	2010	2012	2014	Thereafter

Debt(1)	$627.3	$44.2	$251.8	$119.2	$212.1
Interest on debt(2)	180.3	33.6	54.7	41.6	50.4
Aircraft operating leases	1,900.7	143.5	286.9	284.0	1,186.3
Other operating leases	10.1	5.1	5.0	—	—
Aircraft purchase commitments(3)	1,791.6	117.9	1,468.8	204.9	—

Total Contractual Obligations	$4,510.0	$344.3	$2,067.2	$649.7	$1,448.8

(1)	Debt reflects gross amounts (see Note 9 to our Financial Statements for a discussion of the related unamortized discount).

(2)	Amount represents interest on fixed rate and floating debt at December 31, 2009.

(3)	Includes estimated contractual escalations and required option payments net of purchase credits with respect to aircraft and spare engine purchase commitments.

The Company maintains a non-current liability for unrecognized income tax benefits. To date, the Company has not resolved the ultimate cash settlement of this liability. As a result, the Company is not in a position to estimate with reasonable certainty the date upon which this liability would be payable.

Description of Our Debt Obligations

Enhanced Equipment Trust Certificate Transactions

Overview of EETC Transactions

In three separate transactions in 1998, 1999 and 2000, we issued pass-through certificates, also known as Enhanced Equipment Trust Certificates (“EETCs”). These securities were issued to finance the acquisition of a total of twelve 747-400F aircraft. In the 1998 EETC transaction, $538.9 million of EETCs were issued to finance five aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 1999 EETC transaction, $543.6 million of EETCs were issued to finance five aircraft, one of which Atlas then owned, with the remaining four being leased by Atlas pursuant to leveraged leases. In the 2000 EETC transaction, $217.3 million of EETCs were issued to finance the remaining two aircraft, both pursuant to leveraged leases. Historically, the debt obligations relating solely to owned EETC aircraft have been reflected on our balance sheet, while the debt obligations related to the leased EETC aircraft have not been reflected on our balance sheets because such obligations previously constituted operating leases. However, through the restructuring in 2004, Atlas became the beneficial owner of four of the previously leased aircraft, resulting in a total of six EETC aircraft being currently reflected on our balance sheets as of December 31, 2009 and 2008.

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

Debt

On January 30, 2008, Atlas entered into a $270.3 million PDP financing facility with Norddeutsche Landesbank Girozentrale (the “PDP Financing Facility”), which is intended to fund a portion of Atlas’ PDP obligations in respect of the first five aircraft to be delivered to Atlas under its 747-8F purchase agreement with Boeing. In November 2009, concurrent with a change in the 747-8F aircraft delivery schedule, Boeing returned $62.9 million representing the financed portion of the pre-delivery deposits for two of the Company’s ordered 747-8F aircraft and the proceeds were used to pay down the PDP Financing Facility. The size and availability under the PDP Financing Facility was reduced to reflect the removal of these two aircraft from the facility and repayment of the monies advanced against these two aircraft.

The facility is now comprised of three separate tranches and is secured by certain of Atlas’ rights in, and to, the purchase agreement, but only to the extent related to the first three aircraft scheduled to be delivered thereunder. In the case of a continuing event of default by Atlas, the lenders will have certain rights to assume Atlas’ position and accept delivery of the related aircraft. Each tranche relating to each aircraft will become due on the earlier of (a) the date the aircraft is delivered or (b) up to nine months following the last day of the scheduled delivery month, depending on the cause of the delivery delay.

Funds available under the facility are subject to certain up-front and commitment fees, and funds drawn under the facility bear interest at LIBOR plus a margin. The facility is guaranteed by AAWW and is subject to typical and customary events of default.

On July 3, 2008 and September 19, 2008, Atlas entered into a $58.4 million and $41.6 million five-year term loan agreements with BNP Paribas and DVB Bank AG, secured by aircraft tail numbers N419 and N429, both of which were acquired on May 6, 2008. Funds available under the loan agreements are subject to certain up-front and commitment fees, and funds drawn under the loan agreements will bear interest at LIBOR, plus a margin. The loans are guaranteed by AAWW and are subject to typical and customary events of default.

Off-Balance Sheet Arrangements

Fourteen of our twenty-eight operating aircraft are owned and leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed price options were restructured to reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. We have not consolidated any additional aircraft in the related trusts upon application of ASC 810, because we are not the primary beneficiary based on the fact that all fixed price options were restructured to reflect a fair market value purchase option. Our maximum exposure under these operating leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 9 to our Financial Statements.

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

In accordance with ASC 360 Property, Plant and Equipment, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount and the net book value of the assets exceeds their estimated fair value. In making these determinations, we use certain assumptions, including, but not limited to: (i) estimated fair value of the assets and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, revenue generated, associated costs, length of service and estimated salvage values.

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

Due to the emergence from bankruptcy and pursuant to ASC 852 Reorganizations, pre-emergence tax contingencies, including valuation allowances on our tax assets, are reversed first to intangible assets and then to additional paid-in-capital.

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

Legal and Regulatory Matters

We are party to legal and regulatory proceedings with respect to a variety of matters. We evaluate the likelihood of an unfavorable outcome of these proceedings in accordance with ASC 450 Contingencies. Our judgments are subjective and are based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. Due to the inherent uncertainties of the legal and regulatory proceedings in the multiple jurisdictions in which we operate, our judgments may be different from the actual outcomes.

Stock-Based Compensation Expense

Effective January 1, 2006, we began accounting for stock-based compensation costs in accordance with ASC 718 Compensation — Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility and expected term. Our expected volatility through July 2006 was calculated based on the average of the historical volatility of a peer group of several similar entities, due to the limited trading history of our stock. Thereafter, we used the observed volatility of our own common stock. The expected term of the stock options is based on the expectation of employee exercise behavior in the future, with consideration given to the contractual terms of the stock-based awards. The risk-free interest rate assumption is based on the Yield of U.S. Treasury constant maturities (nominal) with a term equal to the expected life assumed at the date of grant. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

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

On January 1, 2009, the Company adopted the updated provisions of ASC 805, which established the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) discloses the business combination. This statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. See Note 11 to our Financial Statements for further discussion of the income tax effects of ASC 805 on the Company’s consolidated financial condition and results of operations.

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

In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65”), which requires disclosures about fair value of financial instruments in interim and annual financial statements. The adoption of ASC 825-10-65 in the second quarter of 2009 did not have a material effect on the Company’s financial condition or results of operations (see Note 12 to our Financial Statements).

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”), which established the principles and requirements for the recognition and disclosure of events or transactions occurring after the balance sheet date in the financial statements. In particular, ASC 855: (i) identifies the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) identifies the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) requires certain expanded disclosures in the financial statements about events or transactions that occurred after the balance sheet date. ASC 855 is effective for the Company’s financial statements for the period beginning on April 1, 2009. The adoption of ASC 855 did not have any impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued amendments to ASC 810. These amendments primarily included: (i) amending the guidance for determining whether an entity is a variable interest entity (“VIE”); and (ii) amending the criteria for identification of the primary beneficiary of a VIE. ASC 810 also requires the Company to continually reassess whether the Company is the primary beneficiary of a VIE and requires certain enhanced disclosures in the financial statements about the Company’s relationships with VIEs. The amended provisions of ASC 810 are effective for the Company’s financial statements for the period beginning on January 1, 2010. The Company does not believe that adoption of the amended provisions of ASC 810 will have any effect on the Company’s financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not hedge against foreign currency fluctuations, aviation fuel or interest rate movements. The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to the price and availability of aviation fuel and interest rates as discussed below. The sensitivity analyses presented herein do not consider the effects that such adverse changes might have on our overall financial performance, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable rate leases are not considered market-sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ.

Foreign Currency.  We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition. Our largest exposure comes from the British Pound, the Euro, the Brazilian Real and the Korean Won.

Aviation Fuel.  Our results of operations are affected by changes in the price and availability of aviation fuel. Market risk is estimated at a hypothetical 20% increase or decrease in the 2009 average cost per gallon of fuel. Based on actual 2009 fuel consumption for the Commercial Charter business segment, such an increase would have resulted in an increase to aviation fuel expense of approximately $16.5 million in 2009. Our exposure to fuel risk decreased significantly, upon the Commencement Date with DHL assuming the fuel risk for Polar. We will continue to have limited fuel risk on a portion of our Commercial Charter business. In the AMC Charter Segment, the contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for the AMC Charter flights exceeds the fixed price; if the price of fuel paid by us is less than the fixed price, then we pay the difference to the AMC. Therefore, we have limited exposure to changes in fuel prices in the AMC Charter Segment. ACMI does not create an aviation fuel market risk, as the cost of fuel is borne by the customer.

Variable Interest Rates.  Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2009, approximately $237.7 million of our debt at face value had variable interest rates. If interest rates would have increased or decreased by a hypothetical 20% in the underlying rate as of December 31, 2009, our annual interest expense would have changed for 2009 by approximately $1.3 million.

Fixed Rate Debt.  On December 31, 2009, we had approximately $389.6 million of fixed rate long-term debt. If interest rates were 20% lower than the stated rate, the fair value of this debt would have been $24.4 million higher as of December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Atlas Air Worldwide Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlas Air Worldwide Holdings, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under item 15(a) 2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations and noncontrolling interests in 2009.

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

/s/  PricewaterhouseCoopers LLP

New York, New York
February 24, 2010

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share data)

ASSETS
Current Assets
Cash and cash equivalents	$613,740	$397,385
Short-term investments	23,327	13,138
Accounts receivable, net of allowance of $2,412 and $2,275, respectively	58,530	67,160
Prepaid maintenance	30,848	47,558
Deferred taxes	6,689	29,308
Prepaid expenses and other current assets	24,249	20,015

Total current assets	757,383	574,564
Property and Equipment
Flight equipment	677,006	682,635
Ground equipment	26,107	22,411
Less: accumulated depreciation	(110,001)	(93,005)
Purchase deposits for flight equipment	296,658	338,356

Property and equipment, net	889,770	950,397
Other Assets
Deposits and other assets	57,070	38,745
Lease contracts and intangible assets, net	36,650	37,039

Total Assets	$1,740,873	$1,600,745

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$20,810	$16,263
Accrued liabilities	107,907	101,519
Current portion of long-term debt	38,830	36,243

Total current liabilities	167,547	154,025
Other Liabilities
Long-term debt	526,680	635,628
Deferred taxes	74,501	62,321
Other liabilities	83,388	67,032

Total other liabilities	684,569	764,981
Commitments and contingencies (Note 9)
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 26,593,450 and 21,932,720 shares issued, 25,700,765 and 21,061,841 shares outstanding (net of treasury stock), at December 31, 2009 and 2008, respectively	266	219
Additional paid-in-capital	481,074	355,185
Treasury stock, at cost; 892,685 and 870,879 shares, respectively	(26,394)	(26,009)
Accumulated other comprehensive income/(loss)	471	(736)
Retained earnings	430,856	353,080

Total stockholders’ equity	886,273	681,739
Noncontrolling interest	2,484	—

Total equity	888,757	681,739

Total Liabilities and Equity	$1,740,873	$1,600,745

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Operating Revenue
ACMI	$482,231	$358,234	$360,909
AMC charter	328,990	425,814	388,966
Commercial charter	215,127	127,325	117,142
Dry leasing	12,799	48,770	50,512
Scheduled service	—	645,283	657,576
Other	22,399	2,056	—

Total Operating Revenue	$1,061,546	$1,607,482	$1,575,105

Operating Expenses
Salaries, wages and benefits	215,660	221,765	249,517
Aircraft fuel	201,207	677,544	531,755
Aircraft rent	151,080	157,063	155,575
Maintenance, materials and repairs	147,758	171,396	149,306
Depreciation and amortization	33,074	38,946	40,012
Landing fees and other rent	39,552	65,033	76,208
Travel	25,235	45,842	50,814
Ground handling and airport fees	16,212	61,927	78,038
Gain on disposal of aircraft	(953)	(2,726)	(3,475)
Special charge	8,216	91,167	—
Other	74,498	91,672	92,580

Total Operating Expenses	911,539	1,619,629	1,420,330

Operating Income/(Loss)	150,007	(12,147)	154,775

Non-operating Expenses/(Income)
Interest income	(3,014)	(12,778)	(17,775)
Interest expense	44,731	49,986	44,732
Capitalized interest	(12,215)	(11,282)	(4,489)
Gain on early extinguishment of debt	(2,713)	—	—
Gain on consolidation of subsidiary	(113)	—	—
Gain on issuance of stock	—	(153,579)	—
Other (income) expense, net	(765)	5,285	(428)

Total Non-operating Expenses / (Income)	25,911	(122,368)	22,040
Income before income taxes	124,096	110,221	132,735
Income tax expense	47,940	50,200	320

Net Income	76,156	60,021	132,415
Less: Net loss attributable to noncontrolling interests	(1,620)	(3,675)	—

Net Income Attributable to Common Stockholders	$77,776	$63,696	$132,415

Earnings per share:
Basic	$3.59	$2.98	$6.24

Diluted	$3.56	$2.97	$6.17

Weighted average shares:
Basic	21,652	21,361	21,221

Diluted	21,818	21,431	21,453

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash Flows from Operating Activities:
Net Income Attributable to Common Stockholders	$77,776	$63,696	$132,415
Net loss attributable to noncontrolling interests	(1,620)	(3,675)	—

Net Income	76,156	60,021	132,415
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	33,074	38,946	40,012
Amortization of debt discount	6,375	7,266	7,461
Amortization of operating lease discount	2,339	1,838	1,836
Amortization of debt issuance costs	293	122	—
Accretion of debt securities discount	(513)	—	—
Provision for doubtful accounts	1,071	238	1,115
Loss (gain) on short-term investments	(535)	1,547	—
Special charge	8,216	85,144
Gain on early extinguishment of debt	(2,713)	—	—
Gain on consolidation of subsidiary	(113)	—	—
Gain on issuance of subsidiary stock	—	(153,579)	—
Gain on disposal of flight equipment	(953)	(2,726)	(3,475)
Deferred taxes	47,671	50,390	(874)
Stock-based compensation expense	11,390	7,952	7,084
Other, net	—	—	185
Changes in Operating Assets and Liabilities
Accounts receivable	13,343	(15,196)	5,662
Prepaids and other current assets	13,208	10,319	(5,958)
Deposits and other assets	(1,132)	10,807	(9,534)
Accounts payable and accrued liabilities	7,396	22,229	20,781

Net cash provided by operating activities	214,573	125,318	196,710
Cash Flows from Investing Activities:
Capital expenditures	(30,188)	(227,931)	(27,485)
Purchase deposits for flight equipment	(21,160)	(257,287)	(35,587)
Refund of pre-delivery deposits	62,858	—	—
Deconsolidation of subsidiary	—	(52,060)	—
Consolidation of subsidiary	11,612	—	—
Redesignation between short-term investments and cash	13,301	(14,685)	—
Investment in short-term investments	(20,000)	—	—
Investment in debt securities	(20,693)	—	—
Insurance proceeds	—	5,900	—
Proceeds from sale of flight equipment	3,525	—	8,550

Net cash used for investing activities	(745)	(546,063)	(54,522)
Cash Flows from Financing Activities:
Proceeds from loan	—	316,658	—
Proceeds from common stock offering	112,623	—	—
Proceeds from refundable deposit	—	3,428	30,000
Proceeds from stock option exercises	215	—	6,677
Proceeds from Harbinger stock sale	208	—	—
Purchase of treasury stock	(385)	(19,410)	(2,075)
Excess tax benefit from share-based compensation expense	(107)	1,269	3,584
Proceeds from issuance of subsidiary stock	—	78,902	97,917
Payment of debt issuance costs	(4)	(1,660)	(750)
Payments on debt	(110,023)	(38,366)	(32,039)

Net cash provided by financing activities	2,527	340,821	103,314
Net increase (decrease) in cash and cash equivalents	216,355	(79,924)	245,502
Cash and cash equivalents at the beginning of period	397,385	477,309	231,807

Cash and cash equivalents at the end of period	$613,740	$397,385	$477,309

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Common	Accumulated
			Additional	Stock	Other			Total
	Common	Treasury	Paid-In	Issued to	Comprehensive	Subscription	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Creditors	Income	Receivable	Earnings	Equity	Interest	Equity
	(In thousands, except share amounts)

Balance at December 31, 2006	$207	$(4,524)	$312,690	$7,800	$1,319	$—	$156,352	$473,844	$—	$473,844
Net income	—	—	—	—	—	—	132,415	132,415	—	132,415
Other comprehensive income	—	—	—	—	431	—	—	431	—	431

Comprehensive loss	—	—	—	—	—	—	—	132,846	—	132,846
Issuance of shares in subsidiary	—	—	—	—	—	—	—	—	13,477	13,477
Stock option and restricted stock compensation	—	—	7,084	—	—	—	—	7,084	—	7,084
Purchase of 38,832 shares of treasury stock	—	(2,075)	—	—	—	—	—	(2,075)	—	(2,075)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	617	617	—	617
Issuance of 621,002 shares of common stock to creditors	6	—	7,794	(7,800)	—	—	—	—	—	—
Exercise of 301,574 employee stock options	3	—	6,674	—	—	—	—	6,677	—	6,677
Issuance of 169,573 shares and forfeiture of 26,384 shares of	—	—	—	—	—	—	—	—	—	—
restricted stock	2	—	(2)	—	—	—	—	—	—	—
Receivable from issuance of subsidiary stock	—	—	—	—	—	(77,065)	—	(77,065)	—	(77,065)
Tax benefit on restricted stock and stock options	—	—	3,584	—	—	—	—	3,584	—	3,584
Tax valuation allowance and reserve reversal	—	—	3,713	—	—	—	—	3,713	—	3,713

Balance at December 31, 2007	$218	$(6,599)	$341,537	$—	$1,750	$(77,065)	$289,384	$549,225	$13,477	$562,702
Net income	—	—	—	—	—	—	63,696	63,696	(3,675)	60,021
Other comprehensive loss	—	—	—	—	(2,486)	—	—	(2,486)	—	(2,486)

Comprehensive loss	—	—	—	—	—	—	—	61,210	—	57,535
Stock option and restricted stock compensation	—	—	7,952	—	—	—	—	7,952	—	7,952
Purchase of 710,645 shares of treasury stock	—	(19,410)	—	—	—	—	—	(19,410)	—	(19,410)
Exercise of 136,204 employee stock options	1	—	3,427	—	—	—	—	3,428	—	3,428
Issuance of 8,407 shares of restricted stock	1	—	—	—	—	—	—	1	—	1
Forfeiture of 8,375 shares of restricted stock	(1)	—	—	—	—	—	—	(1)	—	(1)
Receivable from issuance of subsidiary stock	—	—	—	—	—	77,065	—	77,065	—	77,065
Deconsolidation of subsidiary									(9,802)	(9,802)
Tax benefit on restricted stock and
stock options	—	—	1,269	—	—	—	—	1,269	—	1,269
Tax valuation allowance and reserve reversal	—	—	1,000	—	—	—	—	1,000	—	1,000

Balance at December 31, 2008	$219	$(26,009)	$355,185	$—	$(736)	$—	$353,080	$681,739	$—	$681,739
Net Income	—	—	—	—	—	—	77,776	77,776	(1,620)	76,156
Other comprehensive income	—	—	—	—	1,207	—	—	1,207	276	1,483

Comprehensive income	—	—	—	—	—	—	—	78,983	—	77,639
Consolidation of subsidiary	—	—	—	—	—	—	—	—	3,828	3,828
Stock option and restricted stock compensation	—	—	11,390	—	—	—	—	11,390	—	11,390
Purchase of 21,806 shares of treasury stock	—	(385)	—	—	—	—	—	(385)	—	(385)
Exercise of 12,304 employee stock options	—	—	215	—	—	—	—	215	—	215
Issuance of 53,326 shares of restricted stock	1	—	(1)	—	—	—	—	—	—	—
New stock issuance of 4,600,000 shares	46	—	112,577	—	—	—	—	112,623	—	112,623
Forfeiture of 4,900 shares of restricted stock	—	—	—	—	—	—	—	—	—	—
Reversal of prior year deferred tax	—	—	1,607	—	—	—	—	1,607	—	1,607
Tax expense on restricted stock and stock options	—	—	(107)	—	—	—	—	(107)	—	(107)
Proceeds from Harbinger stock sale	—	—	208	—	—	—	—	208	—	208

Balance at December 31, 2009	$266	$(26,394)	$481,074	$—	$471	$—	$430,856	$886,273	$2,484	$888,757

See accompanying Notes to Consolidated Financial Statements.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

1.	Basis of Presentation

The accompanying Consolidated Financial Statements (the “Financial Statements”) include the accounts of Atlas Air Worldwide Holdings, Inc. (“AAWW”) and its consolidated subsidiaries. AAWW is a holding company with a principal operating subsidiary, Atlas Air, Inc. (“Atlas”), which is wholly-owned. AAWW has a 51% economic interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). On June 28, 2007, Polar issued shares representing a 49% economic interest and a 25% voting interest to DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”). Prior to that date, Polar was wholly owned by AAWW and was the parent company of Polar Air Cargo, Inc. (“Polar LLC”). Polar was a consolidated subsidiary until October 26, 2008. Since that date, the Company has accounted for Polar under the equity method (see Note 3). In 2008, AAWW formed Titan Aviation Leasing LTD and Titan Aviation Leasing Limited — Americas, Inc. (collectively referred to as “Titan”), wholly owned subsidiaries, for the purpose of dry leasing aircraft and engines. In addition, Atlas dry leases aircraft to Global Supply Systems Limited (“GSS”), of which AAWW has a 49% ownership interest. GSS became a consolidated subsidiary on April 8, 2009. Previously, GSS was accounted for under the equity method (see Note 4). AAWW, Atlas, Polar, GSS, Titan, and Polar LLC are referred to collectively as “the Company”.

The Company provides air cargo and outsourced aircraft operating solutions throughout the world, serving Asia, the Middle East, Australia, Europe, South America, Africa and North America through: (i) contractual lease arrangements, including contracts through which the Company leases aircraft to customers and provides value-added services including, crew, maintenance and insurance (“ACMI”); (ii) military charter (“AMC Charter”); (iii) seasonal, commercial and ad-hoc charter services (“Commercial Charter”); and (iv) dry leasing or sub-leasing of aircraft and engines (“Dry Leasing” or “Dry Lease”). Prior to October 27, 2008, the Company offered scheduled air cargo service (“Scheduled Service”).

The Financial Statements include the accounts of AAWW and its majority-owned and controlled entities. Noncontrolling interest represents the interest not owned by the Company and is recorded for consolidated entities in which the Company owns less than 100% of the interest. All significant intercompany accounts and transactions have been eliminated. The Company accounts for investments in entities under the equity method of accounting when it holds between 20% and 50% ownership in the entity and exercises significant influence or when it is not the primary beneficiary of a variable interest entity.

Except for per share data, all dollar amounts are in thousands unless otherwise stated.

2.	Summary of Significant Accounting Policies

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, FASB Accounting Standards Codification (“ASC 105”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) is the single official source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification does not change GAAP. Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changed the referencing of financial standards, is effective for interim and annual periods ending on or after September 15, 2009. Thereafter, only one level of authoritative GAAP exists. All other literature is considered non-authoritative. The adoption of ASC 105 did not impact the Company’s financial condition or results of operations.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ACMI revenue is typically recognized as the actual Block Hours are operated on behalf of a customer during a given month, as defined contractually. If a customer flies below the minimum contracted Block Hour guarantee, the contracted minimum revenue amounts are recognized as revenue. Revenue for AMC and Commercial Charter is recognized upon flight departure. Revenue for Scheduled Service was recognized upon flight departure.

Dry Leasing revenue from owned aircraft is recognized in accordance ASC 840 Leases (“ASC 840”). The Company leases flight equipment, which may include aircraft and engines under operating leases, and records rental income on a straight-line basis over the term of the lease. Rentals received but unearned under the lease agreements are recorded in deferred revenue and included in Accrued liabilities in the consolidated balance sheets until earned. In certain cases, leases provide for additional rentals based on usage, which is recorded as revenue as it is earned under the terms of the lease. The usage is calculated based on hourly usage or cycles operated, depending on the lease agreement. Usage is typically reported monthly by the lessee and the resulting revenue is non-refundable.

The Company recognizes revenue for management and administrative support services when the services are provided.

Issuance of Stock by Subsidiaries

The Company records gains or losses on the issuance of shares of stock by subsidiaries as Non-operating income in the consolidated statements of operations.

Allowance for Doubtful Accounts

The Company performs a monthly evaluation of its accounts receivable and establishes an allowance for doubtful accounts based on its best estimate of probable credit losses resulting from the inability or unwillingness of its customers to make required payments. Account balances are charged off against the allowance when the Company determines that it is probable that the receivable will not be recovered.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and other cash investments that are highly liquid in nature and have original maturities of three months or less at acquisition.

Short-Term Investments

Short-term investments are primarily comprised of certificates of deposit, current portions of debt securities and an investment in The Reserve Primary Fund, a money market fund. When Lehman Brothers Holdings, Inc. (“Lehman Brothers”) filed for bankruptcy in September 2008, its debt securities represented approximately 1.5% of the Reserve Primary Fund’s total holdings. As a result, the net asset value of the

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserve Primary Fund fell below $1.00 per share. Distributions are expected to continue as the Reserve Primary Fund’s assets mature or are sold. On November 25, 2009, the court issued an order on the SEC’s distribution plan, which provides for pro-rata distributions, resulting in a recovery that the Reserve Primary Fund believes would be approximately 99.00 cents per share.

The Company invested $101.1 million in the Reserve Primary Fund and recorded a $1.0 million loss to recognize the Company’s pro rata share of the estimated loss in this investment. Through January 29, 2010, the Company has recovered $99.7 million of its investment in the Reserve Primary Fund. The Company expects to receive the remaining $0.4 million of recoverable holdings in the fund within the next twelve months. This was included in Short-term investments in the consolidated balance sheets as of December 31, 2009.

Escrow Deposits and Letters of Credit

The Company had $6.2 million and $4.5 million of cash held in escrow at December 31, 2009 and 2008, respectively, for certain deposits required in the normal course of business for items including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits, insurance and cash pledged under standby letters of credit related to collateral. These amounts are included in Deposits and other assets in the consolidated balance sheets.

Long-term Investments

Investment in securities consists of debt securities for which management has the intent and ability to hold to maturity which are classified as held-to-maturity and reported at amortized cost. Interest on debt securities and accretion of discounts using the effective interest method are included in Interest income in the consolidated statements of operations. The net amount of long-term investments in debt securities outstanding at December 31, 2009 was $18.6 million and was included within Deposits and other assets in the consolidated balance sheets.

Inventories

Expendable parts, materials and supplies for flight equipment are carried at average acquisition costs and are included in Prepaid expenses and other current assets in the consolidated balance sheets. When used in operations, they are charged to maintenance expense. Allowances for excess and obsolescence for expendable parts expected to be on hand at the date aircraft are retired from service are provided over the estimated useful lives of the related aircraft and engines. These allowances are based on management estimates, which are subject to change as conditions in the business evolve. At December 31, 2009 and 2008, the net book value of expendable parts inventory was $18.8 million and $16.4 million, respectively. At December 31, 2009 and 2008, the reserve for expendable obsolescence was $2.8 million and $2.6 million, respectively.

Rotable parts are recorded in Property and equipment, net in the consolidated balance sheets, and are depreciated over the average remaining fleet lives and written off when they are determined to be beyond economic repair. At December 31, 2009 and 2008, the net book value of rotable parts inventory was $50.9 million and $51.8 million, respectively.

Assets Held for Sale

In December 2009, three recently overhauled spare engines were listed for sale by the Company and were accounted for as assets held for sale. Depreciation on these engines ceased as of December 31, 2009. The aggregate carrying value of spare engines held for sale at December 31, 2009 was $1.0 million, which was included within Prepaid expenses and other current assets in the consolidated balance sheets.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

The Company records property and equipment at cost and depreciates these assets on a straight-line basis over their estimated useful lives to their estimated residual values, over periods not to exceed forty years for flight equipment (from date of original manufacture) and three to five years for ground equipment, from the date the asset is placed in service. Remaining useful lives for 747-200 aircraft range from 0.2 years to 1.5 years and for 747-400 aircraft, from 20.9 years to 30.4 years. Property under capital leases and related obligations are recorded at the lesser of an amount equal to (a) the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease or (b) the fair value of the asset. Property under capital lease is amortized on a straight-line basis over the lease term.

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

Capitalized Interest on Pre-delivery Deposits

Interest on funds used to finance the acquisition of aircraft up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Included in capitalized interest is the interest paid on the pre-delivery deposit borrowings directly associated with the acquisition of aircraft. The remainder of capitalized interest recorded on the acquisition of aircraft is determined by taking the weighted average cost of funds associated with the Company’s other debt and applying it against the monies paid as pre-delivery deposits. Pre-delivery deposits for aircraft include capitalized interest of $28.6 million and $16.4 million at December 31, 2009 and 2008, respectively.

Measurement of Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that their carrying amount may not be recoverable. When undiscounted cash flows estimated to be generated for those assets are less than the carrying amount, the Company records impairment losses with respect to those assets based upon the amount by which the net book value of the assets exceeds their estimated fair value. In determining the fair value of the assets, the Company considers market trends, published values for similar assets, recent transactions involving sales of similar assets and/or quotes from independent third party appraisers. In making these determinations, the Company also uses certain assumptions, including, but not limited to, the estimated undiscounted future net cash flows expected to be generated by the asset group, which are based on management assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated residual values.

During the fourth quarter of 2009 and 2008, the Company recorded an impairment charge on substantially all of its 747-200 aircraft, as well as the related engines, rotable inventory and other equipment (see Note 5). The Company did not have an event that would trigger an impairment analysis on its 747-400 fleet.

Off-Balance Sheet Arrangements

A portion of the Company’s operating aircraft are owned or effectively owned and leased through trusts established specifically to purchase, finance and lease aircraft to the Company. The Company has not consolidated any aircraft in the related trusts upon application of ASC 810 Consolidation (“ASC 810”), because the Company is not the primary beneficiary. The Company’s maximum exposure under these

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating leases is the remaining lease payments, which amounts are reflected in future lease commitments more fully described in Note 9.

Concentration of Credit Risk and Significant Customers

Polar accounted for 38.3% and 10.6% of the Company’s ACMI revenue and 18.5% and 3.2% of the Company’s total revenue for the years ended December 31, 2009 and 2008, respectively. The U.S. Military Airlift Mobility Command (“AMC”) charters accounted for 31.0%, 26.5% and 24.7% of the Company’s total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Accounts receivable from the AMC were $13.5 million and $21.0 million at December 31, 2009 and 2008, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 10.4%, 7.8% and 10.7% of the Company’s total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Receivables from Emirates were $13.0 million and $9.2 million at December 31, 2009 and 2008, respectively. No other customer accounted for 10.0% or more of the Company’s total operating revenues during these periods.

Income Taxes

The Company provides for income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If necessary, deferred income tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. The Company must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. In addition, uncertain tax positions are based on significant estimates and assumptions as to the relative filing positions and potential audit and litigation exposures related thereto. The effect on deferred taxes of a change in tax laws or tax rates is recognized in the results of operations in the period that includes the enactment date.

Debt Issuance Costs

Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method of amortization. Amortization of debt issuance costs was $0.3 million, $0.1 million and zero for the years ended December 31, 2009, 2008 and 2007, respectively, and was included as a component of Interest expense in the consolidated statements of operations.

Aircraft Maintenance and Repair

Maintenance and repair costs for both owned and leased aircraft are charged to expense upon induction.

Prepaid Maintenance Deposits

Certain of the Company’s aircraft financing agreements require security deposits to its finance providers to ensure that the Company performs major maintenance as required. These are substantially refundable to the Company and are, therefore, accounted for as deposits and included in Prepaid maintenance in the consolidated balance sheets. Such amounts, including the long-term portion, were $37.2 million and $47.9 million at December 31, 2009 and 2008, respectively.

Foreign Currency Transactions

The Company’s results of operations are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenues and expenses. The Company’s largest exposure comes from the British Pound, the Euro, the Brazilian Real and the Korean Won. The

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company does not currently have a foreign currency hedging program related to its foreign currency-denominated transactions. Gains or losses resulting from foreign currency transactions are included in non-operating expenses in the consolidated statements of operations. Included in the consolidated statements of stockholders’ equity was Other comprehensive income of $1.2 million, net of taxes of zero, for the year ended December 31, 2009, Other comprehensive loss of $2.5 million, net of taxes of zero, for the year ended December 31, 2008 and Other comprehensive income of $0.4 million, net of taxes of $0.1 million for the year ended December 31, 2007. These items primarily related to foreign currency translations.

Stock-Based Compensation

The Company has various stock-based compensation plans for employees and outside directors, which are described more fully in Note 14. The Company accounts for these plans under ASC 718 Compensation (“ASC 718”) using the modified prospective method. This resulted in prospective recognition of compensation expense for all outstanding unvested share-based payments based on the fair value on the original grant date.

Litigation Accrual

The Company is party to certain legal and regulatory proceedings with respect to a variety of matters. The Company evaluates the likelihood of an unfavorable outcome of these proceedings in accordance with ASC 450 Contingencies “ASC 450”). These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of the Company’s defenses and consultation with in-house and external legal counsel. The actual outcomes of these proceedings may differ materially from the Company’s judgments. Legal costs are accrued as incurred and recorded in Other operating expenses in the consolidated statements of operations.

Supplemental Cash Flow Information

Aggregate cash interest payments were $39.4 million, $41.1 million and $37.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash interest paid to lenders is calculated on the face amount of the various debt instruments of the Company based on the contractual interest rates in effect during each payment period.

Principal payments to lenders reflected as Payment on debt and capital lease obligations in cash flows used by financing activities in the consolidated statements of cash flows represent repayments of amounts originally borrowed.

The Accretion of debt discount shown as a reconciling item in cash flows from operating activities in the consolidated statements of cash flows is the difference between interest expense recorded in the consolidated statements of operations and cash interest owed to lenders. This amount arises from the amortization of the difference between the fair value of the Company’s debt recorded on the balance sheet and the face amount of debt payable to lenders when the Company applied fresh-start accounting on July 27, 2004.

During the years ended December 31, 2009 and 2008, the Company recorded an increase in additional-paid-in capital of $1.6 million and $1.0 million, respectively, as a result of the reversal of a prior year deferred income tax reserves and the release of income tax valuation and reserves allowances.

During the years ended December 31, 2009 and 2008, the Company paid $0.1 million and $1.3 million of cash income taxes, respectively. During the year ended December 31, 2007, the Company did not pay any cash income taxes.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made in prior periods’ consolidated financial statement amounts and related note disclosures to conform to the current year’s presentation.

Recent Accounting Pronouncements

On January 1, 2009, the Company adopted the updated provisions of ASC 810, which established requirements for ownership interests in subsidiaries held by parties other than the Company. Noncontrolling interest (previously referred to as “minority interest”) is to be clearly identified, presented, and disclosed in the consolidated balance sheets within equity but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions, and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The adoption of the updated provisions of ASC 810 did not have a material effect on the Company’s financial condition, results of operations or cash flows. The Company reclassified the consolidated statements of operations for 2008 to conform to the presentation required under ASC 810. There was no effect on the consolidated balance sheet as the Company’s noncontrolling interest in Polar was eliminated prior to December 31, 2008. See Note 3 for further discussion.

On January 1, 2009, the Company adopted the updated provisions of ASC 805, Business Combinations (“ASC 805”), which established the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) discloses the business combination. This statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. See Note 11 for further discussion of the income tax effects of ASC 805 on the Company’s consolidated financial condition and results of operations.

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

In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65”), which requires disclosures about fair value of financial instruments in interim and annual financial statements. The adoption of ASC 825-10-65 in the second quarter of 2009 did not have a material effect on the Company’s financial condition or results of operations (see Note 12).

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

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, the FASB issued amendments to ASC 810. These amendments primarily included: (i) amending the guidance for determining whether an entity is a variable interest entity (“VIE”); and (ii) amending the criteria for identification of the primary beneficiary of a VIE. ASC 810 also requires the Company to continually reassess whether the Company is the primary beneficiary of a VIE and requires certain enhanced disclosures in the financial statements about the Company’s relationships with VIEs. The amended provisions of ASC 810 are effective for the Company’s financial statements for the period beginning on January 1, 2010. The Company does not believe that adoption of the amended provisions of ASC 810 will have any effect on the Company’s financial condition or results of operations.

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

Concurrently with the investment, DHL and Polar entered into a 20 year blocked space agreement (“BSA”), whereby Polar provides air cargo capacity to DHL through Polar’s Scheduled Service network for DHL Express services (“Express Network”). The BSA was subsequently amended and restated (the “Amended BSA”) on March 21, 2008 to include two supplemental aircraft, with full Express Network service on eight Polar aircraft beginning on October 27, 2008, (the “Commencement Date”). In addition to the BSA, Atlas entered into a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. Under the flight services agreement, Atlas provides Polar with maintenance and insurance for the aircraft, with flight crewing also to be furnished once the merger of the Polar and Atlas crew forces has been completed. Under other separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. DP has guaranteed DHL’s (and Polar’s) obligations under the various transaction agreements described above. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to herein as the “DHL Agreements”. The DHL Agreements provide the Company with a guaranteed revenue stream from 747-400 aircraft that have been dedicated to Polar for outsourced airport-to-airport wide-body cargo aircraft solutions for the benefit of DHL (“Express Network ACMI”) and other customers’ freight due to monthly minimum Block Hour guarantees over the life of the agreements.

On October 22, 2008, DHL notified the Company that it would exercise its contractual right to terminate the ACMI and related agreements covering the two supplemental 747-400 aircraft noted above, effective March 28, 2009. Under the terms of the agreements covering the two 747-400 aircraft, DHL was able to terminate the use of these aircraft in March 2009 upon providing six months advanced notice and making two installment payments of an early termination penalty totaling $5.0 million for each aircraft. The Company received the final payment in March 2009 and recorded a $10.0 million one-time termination penalty as Other revenue in the consolidated statements of operations.

On the Commencement Date, Polar commenced full flying for DHL’s trans-Pacific express network and DHL began to provide financial support and also assumed the risks and rewards of the operations of Polar. In

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition to its trans-Pacific routes, Polar is also flying between the Asia Pacific, Middle East and European regions on behalf of DHL and other customers.

The Amended BSA established DHL’s capacity purchase commitments on Polar flights. DHL has the right to terminate the 20 year Amended BSA at the fifth, tenth and fifteenth anniversaries of commencement of Express Network flying. However, in the event of such a termination at the fifth anniversary, DHL or Polar would be required to assume all six 747-400 freighter head leases which are subleased from Atlas and Polar LLC for the entire remaining term of each such aircraft lease, each as guaranteed by DP or a creditworthy subsidiary. Either party may terminate for cause (as defined) at any time. With respect to DHL, “cause” includes Polar’s inability to meet certain departure and arrival criteria for an extended period of time and upon certain change-of-control events, in which case DHL may be entitled to liquidated damages from Polar. Under such circumstances, DHL is further entitled to have an affiliate assume any or all of the six 747-400 freighter subleases for the remainder of the term under each such sublease, with Polar liable up to an agreed amount of such lease obligations. In the event of any termination during the sublease term, DHL is required to pay the lease obligations for the remainder of the head lease and guarantee Polar’s performance under the leases.

Initially, based on the various agreements entered into as a result of the issuance of the investment to DHL, the Company reviewed the structure and determined that a variable interest entity had been created. Based upon application of ASC 810, the Company determined that it was the primary beneficiary of the variable interest entity and, as a result, it would continue to treat Polar as a consolidated subsidiary for financial reporting purposes. However, during the fourth quarter of 2008, changes were made to the various agreements entered into following DHL’s investment in Polar and to Polar’s operations, which became effective upon the Commencement Date. The Company reviewed its investment in Polar and determined that a reconsideration event had occurred under ASC 810. Upon application of ASC 810, the Company used both qualitative and quantitative factors to determine that DHL was the primary beneficiary of the variable interest entity beginning on the Commencement Date. This was primarily based on the fact that the Company, which historically bore all direct costs of operation, transferred the risk associated with those costs to DHL. As a result of that determination, the Company deconsolidated Polar as of October 27, 2008 from its financial statements. From that date forward, the Company is reporting Polar under the equity method of accounting. On October 26, 2008, Polar had cash of $52.0 million, accounts receivable of $86.1 million, total assets of $146.5 million, total liabilities of $132.6 million and net equity of $13.9 million.

Except for any liquidated damages that the Company could incur as described above, the Company does not have any continuing financial exposure to fund debt obligations or operating losses of Polar.

As a result of this transaction, the Company recorded a Gain on the issuance of subsidiary stock of $153.6 million as income upon the Commencement Date. The Gain on issuance of subsidiary stock is recorded as Non-operating income in the consolidated statements of operations and is calculated as follows (in millions):

Gross proceeds	$176.9
Less: book value of net assets sold on June 27, 2007	(13.5)
closing costs and related expenses	(9.8)

Gain on issuance of subsidiary stock	$153.6

At December 31, 2009 and 2008, the aggregate carrying value of the investment in Polar was $5.4 million and $5.0 million, respectively and was included within Deposits and other assets in the consolidated balance sheets.

Total revenue from Express Network ACMI and the two supplemental ACMI agreements with Polar was $184.7 million and $38.1 million for the year ended December 31, 2009 and for the period of October 28, 2008 through December 31, 2008, respectively, which was included in ACMI revenue in the consolidated

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of operations. Polar accounted for 38.3% and 10.6% of the Company’s ACMI revenue for the years ended December 31, 2009 and 2008, respectively. Total revenue from the shared services agreement was $11.5 million and $2.0 million for the years ended December 31, 2009 and for the period of October 28, 2008 through December 31, 2008, respectively, which was included in Other revenue in the consolidated statements of operations. At December 31, 2009 and 2008, the Company had receivables from Polar of $2.9 million and $6.7 million, respectively, which were included in Accounts receivable in the consolidated balance sheets. Accounts payable to Polar was $5.1 million and $3.0 million at December 31, 2009 and 2008, respectively, and was included in Accounts payable in the consolidated balance sheets. The Company incurred expense under the general sales and service agreement of $1.7 million and $0.1 million for the years ended December 31, 2009 and for the period of October 28, 2008 through December 31, 2008, respectively, which was included in Ground handling and airport fees in the consolidated statements of operations.

4.	GSS

The Company holds a 49% interest in GSS, a private company. Atlas dry leases three 747-400 owned aircraft to GSS. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. GSS provides ACMI services to British Airways Plc (“British Airways”) using these three aircraft.

On April 8, 2009, certain members of management of GSS, through an employee benefit trust, purchased shares of GSS from a former stockholder. These shares, which were not and have never been owned by the Company, represent a 51% controlling interest in GSS. Based on the various agreements related to the transaction, the Company reviewed its investment in GSS and determined that a reconsideration event had occurred under ASC 810. Upon application of ASC 810, the Company determined that GSS is a variable interest entity and that the Company is the primary beneficiary of GSS for financial reporting purposes. As a result of that determination, GSS became a consolidated subsidiary of AAWW upon the closing of the transaction. There was no consideration transferred from the Company in this transaction.

The Company accounted for the consolidation of GSS pursuant to ASC 805 as a step acquisition. The Company recorded a gain of $0.1 million on the conversion from the equity method of accounting to consolidation. The gain represents the difference between the fair market value of the net assets acquired and liabilities assumed and the book value of the Company’s equity investment in GSS on April 8, 2009. In addition, the Company recorded a noncontrolling interest of $3.8 million, representing the fair market value of the 51% ownership interest in GSS that the Company does not own.

In determining fair market value pursuant to ASC 820, Fair Value Measurements and Disclosure (“ASC 820”), for GSS on April 8, 2009, the Company calculated the business enterprise value of GSS and the fair value of the underlying assets acquired and liabilities assumed. The business enterprise value of GSS was calculated using a weighted average of two principal methods: the income approach (commonly referred to as the discounted cash flow method) and the market approach. The Company considered the cost approach but ultimately did not use this approach as GSS has very few fixed assets. Under the income approach, management used financial projections for GSS and a weighted average cost of capital calculated from a peer group of companies to develop the discounted cash flows. The financial projections considered changes in the aircraft dry lease rates, changes in the ACMI rate and type of aircraft provided to British Airways. The market approach utilized ratios and statistics available from the same group of peer companies used to develop the weighted average cost of capital in the income approach. The appropriate ratios were then applied on a weighted average basis against trailing one year historical, three year historical and projected earnings before interest and taxes to arrive at the market approach valuation. The average of the two methods produced a $7.5 million business enterprise value of GSS.

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

The following table summarizes the fair values of the assets acquired, liabilities assumed and the noncontrolling interest recorded for GSS on April 8, 2009:

Cash and cash equivalents	$11,612
Accounts receivable, net	241
Other current assets	714
Property, plant and equipment	34
Customer relationship	2,164
Loan to 51% shareholder	4,157

Total assets acquired	$18,922

Accounts payable	$767
Other current liabilities	1,354
Deferred revenue	8,704
Deferred income taxes	591

Total liabilities assumed	11,416

Net assets acquired	$7,506

Noncontrolling interest	$3,828

Prior to April 8, 2009, the Company accounted for GSS under the equity method and reported the revenue from GSS as Dry leasing revenue in the consolidated statements of operations. The carrying value of the dry leased aircraft as of December 31, 2008, was $163.8 million and the related accumulated depreciation was $20.9 million. At December 31, 2008, the Company had net receivables arising from activity with this entity of $1.1 million, which was included in Accounts receivable in the consolidated balance sheets. Total Dry leasing revenue for these aircraft included in the consolidated statements of operations was $11.8 million for the period of January 1 through April 7, 2009 and $43.2 million for the year ended December 31, 2008. The December 31, 2008 aggregate carrying value of this investment was $3.7 million and was included within Deposits and other assets in the consolidated balance sheets.

5.	Special Charge

In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), the Company records impairment charges on long-lived assets used in operations when events and circumstances (“Triggering Events”) indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. The Company determined that Triggering Events occurred in both 2009 and 2008, performed separate impairment tests and concluded that the carrying value of its 747-200 fleet was no longer recoverable at December 31, 2009 and 2008.

In determining the asset recoverability, management estimated the undiscounted future net cash flows utilizing models that are consistently used by the Company in making fleet and scheduling decisions. The Company views the 747-200 fleet, as well as the related engines, rotable inventory and other equipment as one asset group in developing its cash flow models. In determining fair value, the Company considered the effects of the current market environment, age of the assets, marketability and excess capacity. In addition, some of the specific items that management took into consideration were the impact of excess aircraft in the market,

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the effect on aircraft and engine values and the failure of several competitors in the 747-200 market during 2008, thereby reducing demand for the aircraft type. The Company’s estimate of fair value was not based on distressed sales or forced liquidations and represents a level 3 input under ASC 820. Instead, it appropriately considered the current market conditions in conjunction with other indicators. The fair value for each of the aircraft remaining in service was adjusted based on estimates of maintenance status. For engines and airframes that are being permanently parked, fair value was determined to be scrap value.

2009 Impairment

Triggering Events in 2009 were based on the substantial drop in global freight demand during 2009, excess capacity in the 747-200 freighter market and a revision to the delivery schedule for the Company’s 747-8F aircraft, as well as the continuing decline in value of the 747-200 aircraft. Based on these factors, the Company made a decision in the fourth quarter of 2009 to permanently park one 747-200 aircraft in late 2009 and one additional aircraft in early 2010. The Company recorded an impairment charge of $8.2 million to write down the 747-200 fleet, as well as the related engines, rotable inventory and other equipment to their estimated fair values. The remaining 747-200 aircraft are being depreciated over their adjusted remaining useful lives, which are estimated to be less than two years.

2008 Impairment

Triggering Events in 2008 were based on the weak revenue environment due to a lack of a 2008 holiday peak season, lower future revenue projections and excess capacity in the 747-200 market. Based on these factors, the Company made a decision in the fourth quarter of 2008 to permanently park nine 747-200s and reduce capacity. The Company permanently parked seven 747-200 aircraft in 2008 with two more parked in early 2009. The Company recorded an impairment charge of $69.1 million to write down the 747-200 fleet, as well as the related engines, rotable inventory and other equipment to their estimated fair values.

As part of these capacity reductions in 2008, the Company terminated three capital leases by purchasing the 747-200 aircraft and engines from the lessors, thereby terminating the lease obligations and return condition liabilities. The aggregate purchase price for the three aircraft was approximately $21.2 million. The Company determined that purchasing the aircraft was a more cost effective approach as opposed to returning the aircraft and paying return conditions. The acquired aircraft were subsequently written down to fair value and have been used as spare parts to support the remaining 747-200 fleet.

In addition, the Company incurred special charges related to the termination of one 747-200 aircraft operating lease, a write down of excess expendable 747-200 inventory, employee termination costs and the termination of two maintenance contracts for 747-200 engines. The following table summarizes the Special charge in the consolidated statements of operations for the year ended December 31, 2008:

Fleet and inventory impairment	$69,124
Contract termination	14,544
Net realizable value adjustments and excess inventory	4,663
Lease termination	2,030
Employee terminations	806

Total Special charge	$91,167

6.	Property and Equipment, net

Depreciation expense, including the amortization of capital leases, related to property and equipment was $33.1 million, $38.9 million and $40.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2009, the Company sold aircraft tail number N920 FT and seven engines for $3.5 million and recorded a gain of approximately $1.0 million.

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

In March 2007, the Company sold aircraft tail number N536MC for $6.0 million and recorded a gain of approximately $1.0 million. In November 2007, the Company sold an aircraft engine for $2.6 million and recorded a gain of $2.5 million.

7.	Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2009	2008

Maintenance	$34,029	$24,961
Salaries, wages and benefits	30,877	14,857
Aircraft fuel	12,656	22,633
Other	30,345	39,068

Total accrued liabilities	$107,907	$101,519

8.	Lease Contracts and Intangibles Assets, Net

The following tables present the Company’s lease contracts and intangible assets, net as of December 31:

	2009	2008

Fair market value adjustment on operating leases	$45,048	$45,048
Customer relationships	2,164	—
Less: accumulated amortization	(10,562)	(8,009)

	$36,650	$37,039

Fair market value adjustment on operating leases represents the capitalized discount recorded to adjust leases of the Company’s 747-400 aircraft to fair market value with the application of fresh-start accounting on July 27, 2004. The customer relationships intangible asset is a result of the consolidation of GSS on April 8, 2009 (see Note 4).

Amortization expense related to lease contracts and intangible assets amounted to $2.6 million, $1.8 million and $1.8 million for each of the years ended December 31, 2009, 2008 and 2007, respectively.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated future amortization expense of operating lease contracts and intangible assets as of December 31, 2009 is as follows:

Years Ending December 31,
2010	$2,625
2011	2,625
2012	2,625
2013	2,625
2014	2,625
Thereafter	23,525

Total	$36,650

9.	Debt

The Company’s debt obligations, as of December 31, were as follows:

	2009	2008

1998 EETCs	$159,215	$171,085
1999 EETCs	107,245	114,639
2000 EETCs	61,341	$63,961
PDP financing	153,799	216,657
Term loans	83,910	96,875
Other debt	—	8,654

Total debt	$565,510	$671,871
Less current portion of debt	(38,830)	(36,243)

Long-term debt	$526,680	$635,628

At December 31, 2009 and 2008, the Company had $61.8 million and $68.2 million, respectively, of unamortized discount related to the fair market value adjustments recorded against debt upon application of fresh-start accounting on July 27, 2004.

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

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Commencing in May 2008, the Company could be subject to Additional Monthly Lease Rentals (“AMLR”), which could require payment of up to an additional $0.1 million per month in rent on each of the six leased EETC aircraft, subject to an $11.0 million per aircraft limit over the remaining term. The AMLR payments would be applied to the underlying notes in the leveraged leases, and would only arise if the Company exceeds certain financial targets and if it is determined that the then fair market monthly rental for the aircraft exceeds $0.8 million. The Company has not made any AMLR payments and does not anticipate making any AMLR payments in 2010. The Company performs this test annually.

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

The current balance relates to aircraft N409MC. As a result of fresh-start accounting, the Company has a blended effective interest rate of 11.31%. According to the terms of the equipment notes, principal payments vary and are payable through 2021.

1999 EETCs

In 1999, Atlas completed an offering of $543.6 million of EETCs (the “1999 EETCs”). As of December 31, 2009 and 2008, the outstanding balance of the 1999 EETCs related to two owned 747-400F aircraft (tail numbers N495MC and N496MC). In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 6.88% to 8.77%, with a weighted average interest rate of 7.52% payable monthly.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with this aircraft debt and as a result of fresh-start accounting, the Company has a blended effective interest rate of 13.94%. According to the terms of the equipment notes, principal payments vary and are payable monthly through 2020.

1998 EETCs

In 1998, Atlas completed an offering of $538.9 million of EETCs (the “1998 EETCs”). As of December 31, 2009 and 2008, the outstanding balance of the 1998 EETCs related to three owned 747-400F aircraft (tail numbers N491MC, N493MC and N494MC). In connection with this secured debt financing, Atlas executed equipment notes with original interest rates ranging from 7.38% to 8.01%, with a weighted average interest rate of 7.54% payable monthly.

In connection with the restructuring of this aircraft debt, the Company acquired aircraft N491MC and N493MC. As a result of fresh-start accounting, the Company has a blended effective interest rate of 13.89% for aircraft tail number N491MC and 13.72% for aircraft tail number N493MC. Aircraft tail number N494MC was acquired in 1998 and has a weighted average interest rate of 7.54%. According to the terms of the equipment notes relating to all three aircraft, principal payments vary and are payable monthly through 2020.

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

Funds available under the loan agreements are subject to certain up-front and commitment fees, and funds drawn under the loan agreements bear interest at LIBOR, plus a margin. Payment of principal and interest are paid quarterly in arrears. The facility is guaranteed by AAWW and is subject to typical and customary events of default. Collectively, the two term loans are referred to as the “Term Loans”.

The weighted average interest rate under the Term Loans for the year ended December 31, 2009 and 2008 was 3.23% and 2.67%, respectively. The rate as of December 31, 2009 and 2008 was 2.52% and 5.33%, respectively. Interest on outstanding borrowings is determined by adding a margin to the 90 day LIBOR in effect at the interest calculation date. At December 31, 2009 and 2008, the Company had $83.9 million and $96.9 million, respectively, outstanding under the Term Loans.

PDP Financing

On January 30, 2008, Atlas entered into a $270.3 million pre-delivery deposit payment (“PDP”) financing facility with Norddeutsche Landesbank Girozentrale (the “PDP Financing Facility”), which is intended to fund a portion of Atlas’ PDP obligations in respect of the first five aircraft to be delivered to Atlas under its 747-8F purchase agreement with The Boeing Company (“Boeing”) providing for the purchase by Atlas of 12 747-8F aircraft (the “Boeing 747-8F Agreement”).

The PDP Financing Facility is comprised of five separate tranches and is secured by certain of Atlas’ rights in, and to, the 747-8F Purchase Agreement, but only to the extent related to the first five aircraft scheduled to be delivered thereunder (aircraft tail numbers 856, 857, 858, 859 and 861.) In the case of a continuing event of default by Atlas, the lenders will have certain rights to assume Atlas’ position and accept delivery of the related aircraft. Each tranche relating to each aircraft will become due on the earlier of (a) the date the aircraft is delivered or (b) up to nine months following the last day of the scheduled delivery month, depending on the cause of the delivery delay.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2009, concurrent with a change in the 747-8F aircraft delivery schedule (see Note 10), Boeing returned $62.9 million representing the financed portion of the pre-delivery deposits for two of the Company’s ordered 747-8F aircraft and the proceeds were used to pay down the PDP Financing Facility. The size and availability under the PDP Financing Facility was reduced to reflect the removal of these two aircraft from the facility and repayment of the monies advanced against these two aircraft.

Funds available under the PDP Financing Facility are subject to commitment fees, and funds drawn under the facility bear interest at LIBOR plus a margin and are paid monthly. The weighted average interest rate under the PDP Financing Facility for the year ended December 31, 2009 and 2008 was 1.82% and 4.14%, respectively. The rate as of December 31, 2009 and 2008 was 1.51% and 3.20%. The PDP Financing Facility is guaranteed by AAWW and is subject to typical and customary events of default. As of December 31, 2009, the Company had borrowed $153.8 million under the PDP Financing Facility and has unused availability of $12.1 million.

Other Debt

Other debt consists of various aircraft related term loans aggregating $8.7 million as of December 31, 2008. The weighted average interest rate for these term loans as of December 31, 2008 was 6.0%.

On March 26, 2009, the Company prepaid these term loans at a discount. As a result of this prepayment, the Company recorded a gain on early extinguishment of debt of $2.7 million, which was included in Non-operating Expenses/(Income) in the consolidated statements of operations.

The following table summarizes the cash required to be paid by year and the carrying value of the Company’s debt reflecting the terms that were in effect as of December 31, 2009:

Years Ending December 31, 2010	$44,199
2011	201,174
2012	50,760
2013	78,192
2014	40,958
Thereafter	212,063

Total debt cash payments	627,347
Less: fair value debt discount	(61,836)

Debt	$565,510

10.	Leases and Aircraft Purchase Commitments

Aircraft, Real Estate and Operating Leases

The following table summarizes rental expenses for the years ended December 31:

	2009	2008	2007

Aircraft rent	$151,080	$157,063	$155,575
Office, vehicles and other	$9,890	$11,762	$11,394

At December 31, 2009, 14 of the Company’s 28 operating aircraft were leased, all of which were operating leases with initial lease term expiration dates ranging from 2020 to 2025, with an average remaining lease term of 12.9 years as of December 31, 2009. Certain of the Company’s operating leases contain renewal options and escalations. In addition, the Company leases engines under short-term lease agreements on an as-needed basis.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aircraft Purchase Commitments

In September 2006, Atlas and Boeing entered into the Boeing 747-8F Agreement providing for the purchase by Atlas of 12 747-8F aircraft. The Boeing 747-8F Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 deliveries originally contractually scheduled for delivery by the end of 2011. In addition, the Boeing 747-8F Agreement provides Atlas with rights to purchase up to an additional 14 747-8F aircraft, of which one is being held under option with a designated delivery month. In November 2008, Boeing announced a delay in the delivery of its first 747-8F aircraft from late 2009 to the third quarter of 2010 and notified Atlas that all 12 of its scheduled deliveries will also be delayed. In October 2009, Boeing announced a further delay and proposed a new schedule for all 12 of Atlas’ deliveries.

On October 23, 2009, the Company entered into an agreement with Boeing to reschedule the delivery of three of its 747-8 freighter aircraft under the Boeing 747-8 Agreement. Expenditures as well as estimated amounts for contractual price escalations, advance payments (reflecting a revised payment schedule from Boeing) and required option payments, are $117.9 million in 2010, $848.6 million in 2011, $558.3 million in 2012 and $204.9 million in 2013.

The following table summarizes the Company’s aircraft and spare engine purchase commitments and the minimum annual rental commitments as of the periods indicated under non-cancelable aircraft, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of December 31, 2009:

	Aircraft	Aircraft	Other
	Purchase	Operating	Operating
	Commitments	Leases	Leases	Total

Years Ending December 31,
2010	$117,948	$143,477	$5,084	$266,509
2011	893,778	143,477	3,688	1,040,943
2012	574,930	143,477	1,316	719,723
2013	204,931	142,733	—	347,664
2014	—	141,269	—	141,269
Thereafter	—	1,186,227	—	1,186,227

Total minimum lease payments	$1,791,587	$1,900,660	$10,088	$3,702,335

As discussed in Note 3, Polar Dry Leases aircraft from Polar LLC that are leased from a third party and are included in the table above under aircraft operating leases. The following table summarizes the contractual amount of minimum Dry Lease income under these non-cancelable aircraft Dry Leases, reflecting the terms that were in effect as of December 31, 2009:

Dry Lease
Income

Years Ending December 31,
2010	$63,360
2011	63,360
2012	63,360
2013	63,360
2014	63,360
Thereafter	242,880

Total minimum lease receipts	$559,680

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes (“ASC 740”). The significant components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2009	2008	2007

Current:
Federal	$80	$(190)	$1,194
State and local	150	—	—
Foreign	40	—	—

Total current expense	270	(190)	1,194

Deferred:
Federal	45,548	45,990	(1,094)
State and local	2,555	4,058	(96)
Foreign	(432)	342	316

Total deferred expense	47,671	50,390	(874)

Total income tax expense	$47,941	$50,200	$320

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The domestic and foreign earnings (loss) before income taxes are as follows:

	For the Years Ended December 31,
	2009	2008	2007

United States	$132,275	$111,787	$132,735
Foreign	(8,179)	(1,566)	—

	$124,096	$110,221	$132,735

A reconciliation of differences between the U.S. federal statutory income tax rate and the effective income tax rates for the periods defined below is as follows:

	For the Years Ended December 31,
	2009	2008	2007

U.S. federal statutory tax	35.0%	35.0%	35.0%
State and local taxes based on income, net of federal benefit	2.0%	2.0%	2.0%
Extraterritorial income tax benefits	0.0%	0.0%	(16.1)%
Net tax asset for basis difference in investment in Polar	0.0%	0.1%	(21.6)%
Expenses not deductible for tax purposes	1.3%	0.9%	0.9%
Change in valuation allowance	0.4%	6.7%	2.2%
Recovery of tax basis in foreign subsidiary	(1.2)%	0.0%	0.0%
Tax rates for foreign subsidiaries in relation to U.S. tax rate	1.3%	0.0%	0.0%
Other	(0.2)%	(0.6)%	(2.2)%

Effective income tax rate	38.6%	44.1%	0.2%

The change in the effective tax rate from 2008 to 2009 was primarily due to the deconsolidation of Polar and the valuation allowance recorded against the tax benefit of Polar’s pretax loss for 2008. The change in the effective tax rate from 2007 to 2008 was primarily due to the tax incentive for extra-territorial income and the recognition of a deferred tax asset related to the Company’s investment in Polar.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset (liability) at December 31 was comprised of the following:

	Assets (Liabilities)
	2009		2008
	Current	Noncurrent	Current	Noncurrent

Net operating loss carryforwards and credits	$4,391	$105,692	$32,776	$87,362
Maintenance expense	(387)	1,780	4,051	(3,812)
Accrued expenses	5,105	—	4,133	—
Fixed assets	—	(149,499)	—	(115,005)
Aircraft leases	—	8,456	—	9,745
Fresh-start adjustments to indebtedness	—	(2,535)	—	(3,830)
Equity-based compensation	—	7,129	—	4,794
Equity investments in affiliates	—	215	—	(2,692)
Other	1,293	3,800	1,613	(2,498)
Valuation allowance	(4,040)	(48,484)	(13,265)	(36,385)

	$6,362	$(73,446)	$29,308	$(62,321)

As of December 31, 2009 and 2008, the Company had U.S. federal tax net operating losses (“NOLs”) of approximately $152.5 million and $191.9 million, respectively, net of unrecognized tax benefits and valuation allowances, which will expire through 2026, if not utilized. The Company had U.S. federal tax credits of $1.8 million and $1.2 million as of December 31, 2009 and 2008, respectively. Additionally, as of December 31, 2009 and 2008, the Company had foreign NOLs for Hong Kong of approximately $9.6 million and $9.9 million, respectively. The Company had foreign NOLs for the UK of approximately $4.6 million as of December 31, 2009.

The reorganization of the Company on July 27, 2004 and an offering of the Company’s stock on November 2, 2009 constituted ownership changes under Section 382 of the U.S. Internal Revenue Code. Accordingly, the use of the Company’s NOLs generated prior to these ownership changes is subject to overall annual limitations. If certain substantial changes in the Company’s ownership occur prospectively, there could be an additional annual limitation on the amount of utilizable carryforwards. Certain tax attributes, including NOLs, reflected on the Company’s federal income tax returns, as filed, differ significantly from those reflected in the Financial Statements. In 2009, some of those attributes were utilized and a related liability was accrued.

On each reporting date, management assesses whether the Company is more likely than not to realize some or all of its deferred tax assets. As of December 31, 2009, management determined that it is not more likely than not that the Company will realize $52.5 million of its deferred tax assets, and the Company recorded a full valuation allowance against those assets. This amount increased by $2.8 million from the 2008 balance of $49.7 million. The valuation allowance is primarily attributable to the ownership change under Section 382 of the U.S. Internal Revenue Code resulting from the reorganization of the Company on July 27, 2004.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending unrecognized income tax benefits for the years ended December 31 is as follows:

	Gross Benefits			Tax Effected Benefits
	2009	2008	2007	2009	2008	2007

Beginning balance	$201,268	$198,011	$143,801	$74,937	$74,338	$51,455
Additions for tax positions related to the current year	10,593	3,257	26,635	1,190	1,829	9,818
Additions for tax positions related to prior years	8,063	—	55,867	2,444	657	24,248
Reductions for tax positions related to prior years	—	—	(28,292)	(893)	(1,887)	(11,183)

Ending balance	$219,924	$201,268	$198,011	$77,678	$74,937	$74,338

All of the unrecognized income tax benefits of $77.7 million at December 31, 2009, if recognized, would impact the effective income tax rate. The Company will maintain a liability for unrecognized income tax benefits until these uncertain positions are reviewed and resolved or until the expiration of the applicable statute of limitations, if earlier.

The Company’s policy is to record tax-related interest expense and penalties, if applicable, as a component of income tax expense. For the years ended December 31, 2009 and 2008, the Company recorded tax-related interest expense of less than $0.1 million, respectively, in its consolidated statements of operations. At December 31, 2009 and 2008, the cumulative liability for tax-related interest in the consolidated balance sheets was less than $0.1 million. The Company has not recorded any liability for tax-related penalties, and the tax authorities historically have not assessed tax-related penalties against the Company.

Management does not anticipate that the Company’s unrecognized income tax benefits will increase or decrease by a material amount during the twelve-month period following December 31, 2009.

For U.S. federal income tax purposes, the 2007 and 2008 income tax returns remain subject to examination. No federal or state income tax examinations are in process.

In Hong Kong, the 2001 through 2007 income tax returns are under examination for Atlas, the 2003 through 2007 income tax returns are under examination for Polar LLC, and the 2007 income tax return is under examination for Polar. No assessment of additional income taxes has been proposed or discussed with respect to the ongoing examinations in Hong Kong.

12.	Financial Instruments and Related Risk Management

Financial Instruments

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

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

In 2008, based on market conditions during the period, the Company changed the valuation technique for the Company’s investment in the Reserve Primary Fund from Level 1 to Level 3 within ASC 820’s three-tier fair value hierarchy. The Company adjusted its Level 1 fair value measurement of the Reserve Primary Fund by reducing the value of the fund by the estimated amount of the losses expected to be incurred by the Reserve Primary Fund related to its holdings in Lehman Brothers.

The following table reflects the activity for our Short-term investments measured at fair value using level 3 inputs for the year ended December 31, 2009 and 2008:

Short-term
Investments

Balance at December 31, 2007	$—
Transfers in	101,123
Total losses, realized or unrealized, included in earnings	(1,547)
Purchases, issuances and settlements, net	(86,438)

Balance at December 31, 2008	$13,138
Total gains, realized or unrealized, included in earnings	536
Purchases, issuances and settlements, net	(13,302)

Balance at December 31, 2009	$372

The Company maintains cash and cash equivalents and short-term investments with various high-quality financial institutions. The carrying value for cash and cash equivalents, short-term investments, trade receivables and payables approximates their fair value.

The following table summarizes the carrying amount and estimated fair value of the Company’s long-term debt obligations at December 31:

	2009
	Carrying Value	Fair Value

1998 EETCs	$159,215	$155,555
1999 EETCs	107,245	109,197
2000 EETCs	61,341	60,651
PDP financing facility	153,799	153,882
Term loans	83,910	86,028
Other debt	—	—

The estimated fair value of our EETC debt is based on Level 3 inputs. The Company obtained Level 2 inputs of quoted market prices of the Company’s equipment notes and used them as a basis for valuing the EETCs. The fair value of our non-public debt was estimated based on Level 3 inputs using discounted cash flow analysis based using our current borrowing rates for instruments with similar terms.

The Company’s long-term debt was not actively traded in 2008, and no active market for comparable instruments existed. Therefore, it was not practicable for the Company to estimate fair value for the year ended December 31, 2008.

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

The Company began using hedge accounting in the fourth quarter of 2006. The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in ASC 815, Derivatives and Hedging (“ASC 815”). The Company did not have any open derivative contracts during 2009 or 2008. During the twelve months ended December 31, 2007, the Company realized a gain of $5.6 million related to the derivative contracts. This gain was recorded in Aircraft fuel expense in the consolidated statements of operations.

13.	Segment Reporting

The Company uses an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct ownership costs and currently has the following reportable segments: ACMI, AMC Charter, Commercial Charter and Dry Leasing. Prior to the Commencement Date, the Company had a Scheduled Service segment. Direct Contribution consists of Income before income taxes and excludes: special charges, non-recurring items, gains on the disposal of equipment, unallocated revenue and unallocated fixed costs. Direct ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt and aircraft depreciation. Unallocated fixed costs include corporate overhead, non-aircraft depreciation, interest income, foreign exchange gains and losses and other non-operating costs. Management believes that Direct Contribution is a better measurement of segment profitability as it shows each segment’s contribution to corporate fixed costs. Each segment has different operating and economic characteristics that are separately reviewed by the Company’s senior management.

Management allocates the direct costs of aircraft operation and ownership among the various segments based on the aircraft type and activity levels in each segment, except for certain ACMI flying, which involves dedicated aircraft that are directly apportioned. Other allocation methods are standard activity-based methods commonly used in the industry.

Beginning April 8, 2009, GSS results of operations are included in the ACMI segment and Dry Lease revenue from GSS was eliminated upon consolidation. Prior to that date, revenue from the Dry Leases to GSS was shown in the Dry Leasing segment (see Note 4). Since October 27, 2008, the Company no longer has a Scheduled Service segment as a result of the deconsolidation of Polar.

The ACMI segment provides aircraft, crew, maintenance and insurance services, whereby customers receive the use of an insured and maintained aircraft and crew in exchange for, in most cases, a guaranteed monthly level of operation at a predetermined rate for a defined period of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel. The Direct Contribution from Express Network ACMI flying is reflected as ACMI. Beginning on March 30, 2008, Polar began Express Network ACMI flying with two aircraft for DHL. For segment reporting purposes, all revenue derived from ACMI and related services provided to Polar for Express Network ACMI operations were reclassified from Scheduled Service to the ACMI segment (see table below for reconciliation of revenue per the Financial Statements to revenue by segment). All costs associated with providing such services were also reclassified for purposes of calculating Direct Contribution. Non-ACMI costs and an equal amount of revenue remained in the Scheduled Service segment in 2008. Subsequent to the Commencement Date in 2008 and the deconsolidation of Polar, Express Network ACMI revenue and related services are reported as ACMI revenue. Therefore, no reconciliation is necessary.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the Commencement Date, the Scheduled Service segment provided airport-to-airport scheduled airfreight and available on-forwarding services primarily to freight forwarding customers. The Company carried all of the commercial revenue risk (yields and cargo loads) and bore all of the direct costs of operation, including fuel. Distribution costs included direct sales costs through the Company’s own sales force and through commissions paid to general sales agents. Polar’s Scheduled Service business, which historically bore all direct costs of operation, regardless of customer utilization, transferred the risk associated with those costs to DHL upon the Commencement Date. From the Commencement date forward, the Company no longer provides Scheduled Service. Scheduled Service was highly seasonal, with peak demand typically coinciding with the retail holiday season, which traditionally began in September and lasted through mid-December.

The AMC Charter segment provides full-planeload charter flights to the U.S. Military through the AMC. In addition, the Company also earns commissions on subcontracting certain flying of oversize cargo, or in connection with flying cargo into areas of military conflict where the Company cannot perform these services on its own. Revenue from the AMC Charter business is derived from one-year contracts with the AMC. The Company’s current AMC contract runs from October 1, 2009 through September 30, 2010. The AMC Charter business is similar to the Commercial Charter business in that the Company is responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price of fuel consumed during AMC flights is fixed by the U.S. Military. The contracted charter rates (per mile) and fuel prices (per gallon) are established and fixed by the AMC for twelve-month periods running from October to September of the next year. The Company receives reimbursement from the AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed price. Alternatively, if the price of fuel paid by the Company is less than the fixed price, the Company pays the difference to the AMC each month.

The Commercial Charter segment provides aircraft charters to freight forwarders, airlines and other air cargo customers. Charters are typically paid in advance, and the Company bears the direct operating costs (except as otherwise defined in the charter contracts).

The Dry Leasing segment provides for the leasing of aircraft and engines to customers.

Other represents revenue for other services that are not allocated to any segment, which includes management and administrative support services, flight simulator training and the one-time termination fee from DHL (see Note 3).

Unallocated income and expenses include corporate overhead, non-aircraft depreciation, interest income, foreign exchange gains and losses, other revenue and other non-operating costs, including one-time items.

The following table sets forth revenues and Direct Contribution for the Company’s reportable business segments reconciled to Operating income (loss) and Income before income taxes:

	For the Year Ended December 31,
	2009		2008		2007
	Segment		Express		Segment
	Revenue per	Revenue per	Network		Revenue per
	Financial	Financial	ACMI	Segment	Financial
	Statements	Statements	Revenue	Revenue	Statements

Revenue:
ACMI	$482,231	$358,234	$36,269	$394,503	$360,909
AMC Charter	328,990	425,814	—	425,814	388,966
Commercial Charter	215,127	127,325	—	127,325	117,142
Dry Leasing	12,799	48,770	—	48,770	50,512
Scheduled Service	—	645,283	(36,269)	609,014	657,576
Other	22,399	2,056	—	2,056	—

Total Operating Revenue	$1,061,546	$1,607,482	$—	$1,607,482	$1,575,105

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2009	2008	2007

Direct Contribution:
ACMI	$96,645	$81,317	$84,795
AMC Charter	95,680	108,313	99,464
Commercial Charter	40,892	10,332	10,009
Dry Leasing	1,051	14,167	16,069
Scheduled Service	—	(46,835)	36,969

Total Direct Contribution for
Reportable Segments	234,268	167,294	247,306
Add back (subtract):
Unallocated income and expenses	(105,735)	(114,025)	(118,046)
Gain on early extinguishment of debt	2,713	—	—
Gain on consolidation of subsidiary	113	—	—
Gain on issuance of subsidiary stock	—	153,579	—
One time maintenance charge	—	(8,186)	—
Special charge	(8,216)	(91,167)	—
Gain on sale of aircraft	953	2,726	3,475

Income before Income Taxes	124,096	110,221	132,735

Add back (subtract):
Interest income	(3,014)	(12,778)	(17,775)
Interest expense	44,731	49,986	44,732
Capitalized interest	(12,215)	(11,282)	(4,489)
Gain on early extinguishment of debt	(2,713)	—	—
Gain on consolidation of subsidiary	(113)	—	—
Gain on issuance of subsidiary stock	—	(153,579)	—
Other, net	(765)	5,285	(428)

Operating Income/(Loss)	$150,007	$(12,147)	$154,775

Depreciation and amortization expense, aircraft rent, maintenance expense, and other aircraft related expenses are allocated to segments based upon aircraft utilization because individual aircraft are utilized across segments interchangeably. The Company does not believe presenting assets by segment is meaningful.

	For the Years Ended December 31,
	2009	2008	2007

Depreciation and amortization expense:
ACMI	$15,895	$13,602	$12,323
AMC Charter	8,670	8,451	8,288
Commercial Charter	4,028	2,437	2,315
Dry Leasing	694	4,463	4,985
Scheduled Service	—	6,813	8,875
Unallocated	3,787	3,180	3,226

Total Depreciation and Amortization	$33,074	$38,946	$40,012

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company attributes operating revenue for Scheduled Service by geographic region based upon the origin of each flight segment. The Company did not operate Scheduled Service in 2009. For the other segments, operating revenue is recognized based on block hours flown and not point of origin. Therefore, revenue by geographic region cannot be determined.

	For the Years Ended December 31,
	2008	2007

Scheduled Service revenue by geographic region:
Asia	$297,485	$358,392
North America	188,077	115,497
Europe	57,146	85,616
Japan	25,939	32,140
South America	40,367	65,931

Total Scheduled Service revenue	$609,014	$657,576

14.	Labor and Legal Proceedings

Labor

Crewmembers of Atlas and Polar are represented by the International Brotherhood of Teamsters (“IBT”). These employees represented approximately 49.4% of the Company’s workforce as of December 31, 2009. The Company is subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of its employees.

The Atlas collective bargaining agreement became amendable in February 2006. The Polar collective bargaining agreement became amendable in April 2007. While both units have filed Railway Labor Act “Section 6” notices to begin negotiations for amended agreements, those negotiations have been placed on hold in favor of completing the merger of the two crew forces. In November 2004, the Company initiated steps to merge the represented crewmember bargaining units of Atlas and Polar. The respective collective bargaining agreements provide for a seniority integration process and the negotiation of a single collective bargaining agreement (“SCBA”). This seniority list integration process was completed on November 21, 2006.

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

During the second quarter of 2009, the Company and the IBT settled a grievance contending that the Company violated crew furloughing provisions in the Polar collective bargaining agreement from 2007. The settlement of this matter did not have a material effect on the Company’s business, results of operations or financial condition. On February 3, 2009, the IBT was certified as the collective bargaining representative of the dispatchers employed by Atlas and Polar. The Company and the IBT began formal negotiations in August 2009 regarding the first collective bargaining agreement for the dispatchers. Other than the crewmembers and dispatchers, there are no other Atlas or Polar employees represented by a union.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

Department of Justice Investigation and Related Litigation

On February 14, 2006, the Antitrust Division of the United States Department of Justice (the “Antitrust Division”) initiated a criminal investigation into the pricing practices of a number of cargo carriers (the “DOJ Investigation”), including, Polar LLC. The Antitrust Division is investigating whether during any part of January 2000 to February 2006 cargo carriers manipulated the market price for air cargo services sold in the U.S. and abroad, through the use of fuel surcharges or other pricing practices, in violation of the U.S. federal antitrust laws. Polar LLC’s counsel has been periodically meeting with the Antitrust Division staff and has been fully cooperating with the staff in its investigation. On April 28, 2009, Polar received a letter from the Antitrust Division staff informing it that it is a target of a grand jury investigation in the Northern District of Georgia in connection with the above referenced matters. Accordingly, the Antitrust Division may ask the grand jury to indict Polar at some future time. While the letter was addressed to Polar, the Company believes it properly should have been sent to Polar LLC, as Polar was not an operating company during any of the periods subject to the investigation. If Polar LLC is indicted, Polar LLC intends to defend itself vigorously. The Company is unable to reasonably predict the outcome of this matter or the related investigations and litigation described below. If Polar LLC is unable to resolve this matter or is formally charged by the Antitrust Division as a result of this investigation, or if the Company were to incur an unfavorable outcome in connection with one or more of the related investigations or the litigation described below, it could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

As a result of the DOJ Investigation, the Company and Polar LLC have been named defendants, along with a number of other cargo carriers, in a number of class actions in the United States arising from allegations about the pricing practices of a number of air cargo carriers that have now been consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company and Polar LLC, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges, in violation of United States, state, and European Union antitrust laws. The suit seeks treble damages and injunctive relief. The defendants moved to dismiss the consolidated complaint, and on September 26, 2008, the Magistrate Judge who heard the motion to dismiss issued a decision recommending that the Federal District Court Judge grant the defendants’ motion to dismiss. The Magistrate Judge recommended that plaintiffs’ claims based on the United States antitrust laws be dismissed without prejudice so that plaintiffs have an opportunity to cure the defects in their complaint by pleading more specific facts, if they have any, relevant to their federal claims. The Magistrate Judge recommended that the plaintiffs’ claims based on state and European Union laws be dismissed with prejudice. Both plaintiffs and defendants objected to portions of the Magistrate Judge’s Report and Recommendation. On August 21, 2009, the Federal District Court Judge issued an opinion and order, accepting the Magistrate Judge’s Report and Recommendation, except for the Magistrate Judge’s recommendation that the complaint be dismissed in its entirety. The Federal District Court Judge determined instead that the consolidated complaint was sufficiently detailed to withstand a motion to dismiss. Polar LLC and the other defendants have moved for reconsideration of that portion of the Federal District Court Judge’s decision which motion remains pending. Pre-trial discovery has now begun.

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

Korean Fair Trade Commission Inquiry

On August 26, 2008, both Polar and Polar LLC received a written inquiry from the Korean Fair Trade Commission (the “KFTC”) seeking data and other information in support of a broad investigation it is conducting into possible anti-competitive behavior relating to international airfreight transportation services for which Korea is either the freight origin or destination. On October 24, 2008, the Company submitted materials in response to the initial KFTC request. Polar and Polar LLC have subsequently received and responded to a number of follow-up information requests.

On October 29, 2009, the KFTC issued a complaint against Polar and a number of other airlines. As it pertains to Polar LLC, the complaint alleges that carrier cooperation in setting Hong Kong-Korea fuel surcharges at the direction of the Hong Kong Civil Aviation Department violates the Korean competition law even though authorized by the Hong Kong-Korea air transport agreement. Polar LLC filed its formal response on January 22, 2010 and will thereafter present its position in an oral hearing. An adverse KFTC finding is not expected to materially affect the Company’s financial condition, results of operations or cash flows.

Brazilian Customs Claim

Polar LLC was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Polar LLC Scheduled Service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, currently are for approximately $11.2 million and $6.1 million, respectively, based on December 31, 2009 exchange rates.

In both cases, the Company believes that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, the Company may seek appropriate indemnity from the shipper in each claim as necessary.

The Company is currently defending these and other Brazilian customs claims and believes that the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect the Company’s financial condition, results of operations or cash flows.

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

On January 24, 2008, the First Board of Appeal of the EU Trademark Division upheld a lower panel’s decision, which declared that Atlas Transport’s Community trademark registration is partially invalid. On July 29, 2008, Atlas Transport appealed that decision to the European Court of First Instance, and the appeal is pending. On November 18, 2009, the court issued a judgment in favor of the Company, and an Atlas Transport appeal is expected.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 21, 2009, Atlas Transport served a complaint on Atlas instituting a trademark infringement lawsuit in the regional court in Hamburg, Germany. The complaint alleges that Atlas has been unlawfully using the Atlas Transport trademark without permission and should be required to pay compensation. The Company has filed a preliminary response contesting the allegations and intends to vigorously defend itself in that lawsuit to protect its own, longstanding trademark rights. The Company believes that the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect the Company’s financial condition, results of operations or cash flows.

Other

The Company has certain other contingencies resulting from litigation, labor grievances and contract administrations and claims incident to the ordinary course of business. Management believes that the ultimate disposition of such other contingencies is not expected to materially affect the Company’s financial condition, results of operations or cash flows.

15.	Stock-Based Compensation Plans

In July 2004, the Company implemented a Long-Term Incentive Plan (the “2004 LTIP”). The 2004 LTIP provided for awards of up to approximately 2.8 million shares of AAWW’s common stock to employees in various forms. These included non-qualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. In May 2007, the stockholders approved a revised Long-Term Incentive Plan (“the 2007 Plan”), which replaced the 2004 LTIP. An aggregate of 0.6 million shares of common stock was reserved for issuance to participants under the 2007 Plan. No new awards have been made under the 2004 LTIP since the adoption of the 2007 Plan in May 2007. Awards outstanding under the 2004 LTIP will continue to be governed by the terms of that plan and agreements under which they were granted. The 2007 Plan limits the terms of awards to ten years and prohibits the granting of awards more than ten years after the effective date of the 2007 Plan. In May 2008, the stockholders approved an additional 1.1 million shares of AAWW’s common stock to be reserved under the 2007 Plan.

As of December 31, 2009, the 2007 Plan had a total of 0.9 million shares of common stock available for future award grants to management and the members of the board of directors. The compensation cost that has been charged against income for both plans was $11.4 million, $8.0 million and $7.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $4.4 million, $3.5 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company recognizes compensation costs net of estimated forfeitures for graded vesting grants and service only conditions on a straight-line basis over the vesting period for each award. All grants contain accelerated vesting provisions in the event of a change in control and certain agreements contain acceleration provisions for dismissal that is not for cause.

ASC 718 requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess cash tax benefit (expense) classified as a financing cash inflow for the years ended December 31, 2009, 2008 and 2007 was an expense of $0.1 million and a benefit of $1.3 million and $3.6 million, respectively.

ASC 718 requires the Company to estimate option and restricted stock forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. As a result, the Company records stock-based compensation expense only for those awards expected to vest.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of all option grants is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the vesting period or requisite service period, if shorter. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the average of the historical volatility of a peer group of several similar entities, due to the limited trading history of the Company’s stock. Historically, the average expected life was based on the vesting period of the option. Option grants on or after January 1, 2006 have expected lives adjusted for the expected exercise behavior of option recipients. The risk-free interest rate is based on U.S. Treasury constant maturities (nominal) with a term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical termination behavior, as well as an analysis of actual option forfeitures. The Company did not grant any stock options during 2009 or 2008. The assumptions used in the Black-Scholes-Merton option pricing model for the year ended December 31, 2007 were as follows:

2007
Expected stock price volatility	30.2%
Weighted average volatility	30.2%
Risk-free interest rate	4.53-4.83%
Expected life of options (years)	3.25
Expected annual dividend per share	None
Estimated annual forfeiture rate	5.0%

Non-qualified Stock Options

The portion of the 2007 Plan and the 2004 LTIP applicable to employees is administered by the compensation committee of the board of directors of the Company, which also establishes the terms of the awards.

Non-qualified stock options granted under both the 2007 Plan and the 2004 LTIP vest over a three or four year period, which generally is the requisite service period, and expire seven to ten years from the date of grant. As of December 31, 2009, options to acquire a total of 1.3 million shares of common stock have been granted to management under both plans. Non-qualified stock options may be granted at any price but, generally, are not granted with an exercise price less than the fair market value of the stock on the date of grant.

Included within the 2004 LTIP is a separate sub-plan (the “2004 Employee Plan”), which provides for awards of up to 0.5 million shares of common stock to crew members in the form of non-qualified options or incentive stock options.

Non-qualified stock options granted under the 2004 Employee Plan vest over a three year period, which generally is the requisite service period, and expire seven years from the date of grant. Options to acquire a total of 0.3 million shares of common stock have been granted to employees under the 2004 Employee Plan. As of May 23, 2007, this plan has been merged into the 2007 Plan.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s options as of December 31, 2009 and changes during the year then ended is presented below:

			Weighted-Average
			Remaining	Aggregate Intrinsic
	Number of	Weighted-Average	Contractual Term	Value
	Options	Exercise Price	(In years)	(In thousands)

Outstanding at December 31, 2008	390,624	$37.18
Granted	—	—
Exercised	(13,057)	18.69
Forfeited	(18,565)	30.40

Outstanding at December 31, 2009	359,002	$38.20	4.4	$2,607

Expected to Vest at December 31, 2009	64,289	$51.31	5.5	$—

Exercisable at December 31, 2009	293,723	$34.89	4.2	$2,607

No options were granted in 2009 or 2008. The weighted average grant-date fair value of options granted during the year ended December 31, 2007 was $14.42. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $4.3 million and $9.3 million, respectively. The cash received from options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $3.4 million and $6.7 million, respectively.

As of December 31, 2009, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over the remaining weighted average life of 0.4 years.

Restricted Share Awards

Restricted shares granted under the 2007 Plan and the 2004 LTIP vest and are being expensed over three, four or five year periods which generally are the requisite service periods, as applicable. Restricted share awards have been granted in both the form of shares and units. During the year ended December 31, 2006, the Company issued 33,323 restricted share awards to certain senior executives that only vest upon the Company’s average stock price trading above $62.50 for 20 consecutive trading days during a four year period. As of December 31, 2009, a total of 1.5 million restricted shares have been granted under both plans. All shares were valued at their fair market value on the date of issuance. The compensation expense recognized for restricted share awards subsequent to adoption of ASC 718 is net of estimated forfeitures. The effect of estimated forfeitures to unvested awards previously expensed prior to January 1, 2006 was immaterial. Unrecognized compensation cost as of December 31, 2009 is $8.5 million and will be recognized over the remaining weighted average life of 1.9 years.

A summary of the Company’s restricted shares as of December 31, 2009 and changes during the year then ended are presented below:

		Weighted-Average
		Grant-Date
Restricted Share Awards	Number of Shares	Fair Value

Unvested at December 31, 2008	253,324	$48.26
Granted	531,797	14.54
Vested	(75,534)	18.67
Forfeited	(72,821)	26.24

Unvested at December 31, 2009	636,766	$26.13

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value, on vesting date, of shares vested during the years ended December 31, 2009, 2008 and 2007, was $1.4 million, $1.6 million and $8.0 million, respectively.

Performance Share Awards

Performance shares granted under the 2007 Plan are being expensed over three years which generally is the requisite service period. Awards shall become vested if, and only if, (1) the Company achieves certain specified performance levels compared to a peer group of companies during the period beginning on January 1 of the grant year and ending on December 31 three years later (the “Performance Period”), and (2) the employee remains continuously employed by the Company or its subsidiaries from the date of grant until the determination date which can be no later than April 30 following the Performance Period. Partial vesting may occur for certain terminations not for cause and for retirements. Performance share awards have been granted to senior executives in the form of both shares and units. All shares were valued at their fair market value on the date of issuance. The estimated compensation expense recognized for performance share awards is net of estimated forfeitures. The Company assesses the performance levels in the first quarter of each year for the prior year after each of certain peer companies has filed its financial statements. The Company reviews the results, adjusts the estimated performance level and records any change to compensation cost. As of December 31, 2009, a total of 0.3 million performance shares have been granted. Unrecognized compensation cost as of December 31, 2009 is $1.4 million and will be recognized over the remaining weighted average life of 1.1 years.

A summary of the Company’s performance shares as of December 31, 2009 and changes during the year then ended are presented below:

		Weighted-Average
		Grant-Date
Performance Share Awards	Number of Shares	Fair Value

Unvested at December 31, 2008	227,501	$51.14
Granted	—	—
Vested	—	—
Forfeited	(5,134)	42.93

Unvested at December 31, 2009	222,367	$51.32

No performance shares vested during 2009.

16.	Profit Sharing, Incentive and Retirement Plans

Profit Sharing and Incentive Plans

The Company has an incentive compensation program for management employees. The program provides for payments to eligible employees based upon AAWW’s financial performance and attainment of individual performance goals, among other things. In addition, the Company amended its profit sharing plan to allow employees who are members of a union, including both IBT represented crewmembers, to receive payments from the plan based upon Atlas’ financial performance. For both plans, the Company accrued $21.0 million and $4.5 million at December 31, 2009 and 2008, respectively, in Accrued liabilities in the consolidated balance sheets. The Company recognized compensation expense associated with both plans totaling $20.9 million, $5.1 million and $22.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

401(k) and 401(m) Plans

Participants in the Atlas retirement plan (the “Atlas Plan”) may contribute a portion of their annual compensation to the 401(k) plan on a pre-tax basis, subject to aggregate limits under the Code. In addition to

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) contributions, participants may contribute a portion of their eligible compensation to a 401(m) plan on an after-tax basis. The Company provides on behalf of participants in the Atlas Plan, who make elective compensation deferrals, a matching contribution subject to limitations. Employee contributions in the Atlas Plan are vested at all times and the Company’s matching contributions are subject to a three-year cliff vesting provision. The Company recognized compensation expense associated with the Atlas Plan matching contributions totaling $4.8 million, $5.7 million and $5.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In addition, the Company is responsible for a 401(k) plan for employees who are crewmembers of Polar (the “Polar Plan”). Participants in the Polar Plan may contribute a portion of their annual compensation to such 401(k) plan on a pre-tax basis, subject to aggregate limits under the Code. The Company provides on behalf of participants in the Polar Plan, who make elective compensation deferrals, a matching contribution subject to limitations. Employee contributions in the Polar Plan are vested at all times, and the Company’s matching contributions are subject to a five-year step vesting provision. Prior to the Commencement Date, the Company was responsible for matching contributions to the 401(k) plan for Polar non-crewmember employees. The Company provided on behalf of participants in the Polar Plan, who made elective compensation deferrals, a matching contribution subject to limitations. Employee contributions to the plan were vested at all times, and the Company’s matching contributions were subject to a five-year step vesting provision. The Company recognized compensation expense totaling $0.4 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively, in connection with its matching contribution to the Polar Plan and the non-crewmember employee plan. These amounts were included in Accrued liabilities in the consolidated balance sheets.

17.	Rights Plan

On May 26, 2009, the Company’s board of directors adopted a stockholder rights plan (the “Rights Plan”) as set forth in the Rights Agreement, dated May 26, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent (the “Rights Agreement”). Pursuant to the terms of the Rights Agreement, the board of directors declared a dividend distribution of one stock purchase right (a “Right”) for each outstanding share of Common Stock, par value $0.01 per share, of the Company (the “Common Stock”) to stockholders of record as of the close of business on June 5, 2009 (the “Record Date”). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the date of a triggering event. Under the Rights Plan, one Right will be issued for each share of Common Stock outstanding and would initially represent the right, under certain circumstances, to purchase, at an exercise price of $55.00 per Right, the number of shares of Common Stock having a market value of two times the exercise price of the Right. Initially, the Rights are not exercisable and are attached to and trade with all shares of Common Stock outstanding as of, and issued subsequent to, the Record Date. The Company has determined that the Rights Plan has no current accounting impact as the Rights have no value due to significant contingencies associated with the Rights. If a triggering event occurs, the exercise of the Rights would result in substantial dilution of the number of shares of Common Stock outstanding in the calculation of earnings per share.

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

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

18.	Treasury Stock

The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

On October 9, 2008, the Company announced a stock repurchase program, which authorized the repurchase of up to $100 million of the Company’s common stock. Purchases may be made at the Company’s discretion from time to time on the open market, through negotiated transactions, block purchases or exchange or non-exchange transactions. As of December 31, 2009, the Company has repurchased 700,243 shares of its common stock for approximately $18.9 million, at an average cost of $26.99 per share under this program.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company repurchased 21,806 and 10,402 shares of common stock from management at an average price of $17.69 and $48.93 per share during the years ended December 31, 2009 and 2008, respectively, and held the shares as treasury shares. The proceeds were used to pay the individual tax liabilities of employees related to restricted shares that had previously vested.

19.	Earnings Per Share

Basic earnings per share (“EPS”) represent net income divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents net income divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for the years ended December 31, 2009, 2008 and 2007 were de minimis and were excluded.

The calculations of basic and diluted EPS for the periods described below are as follows:

	For the Years Ended December 31,
	2009	2008	2007

Numerator:
Net Income Attributable to Common Stockholders	$77,776	$63,696	$132,415

Denominator:
Basic EPS weighted average shares outstanding	21,652	21,361	21,221
Effect of dilutive stock options and restricted stock	166	70	232

Diluted EPS weighted average shares outstanding	21,818	21,431	21,453

EPS:
Basic	$3.59	$2.98	$6.24

Diluted	$3.56	$2.97	$6.17

The calculation of diluted shares, which is calculated per ASC 260, Earnings per Share, reflects the potential dilution that could occur from stock options and restricted shares using the treasury stock method and does not include restricted shares and units in which performance or market conditions have not been satisfied of 0.3 million, 0.3 million and 0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

20.	Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2009 and 2008 quarterly results:

	First	Second	Third	Fourth
2009*	Quarter	Quarter	Quarter	Quarter

Total Operating Revenues	$244,507	$240,001	$255,478	$321,560

Operating Income	43,679	25,531	28,628	52,169
Net Income Attributable to Common Stockholders	$23,385	$11,330	$14,722	$28,339

EPS:
Basic	$1.12	$0.54	$0.70	$1.19

Diluted	$1.12	$0.54	$0.70	$1.17

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2008**	Quarter	Quarter	Quarter	Quarter

Total Operating Revenues	$373,021	$438,780	$460,658	$335,023

Operating Income/(Loss)	(6,036)	13,313	20,245	(39,669)
Net Income/(Loss) Attributable to Common Stockholders	$(5,331)	$1,530	$5,241	$62,256

EPS:
Basic	$(0.25)	$0.07	$0.24	$2.97

Diluted	$(0.25)	$0.07	$0.24	$2.97

*	Included in the first quarter of 2009 is a gain of $1.0 million related to the sale of aircraft N920FT and seven engines (see Note 6). Included in the first quarter of 2009 is a gain of $2.7 million on the early extinguishment of debt (see Note 9). Included in the fourth quarter of 2009 is a Special charge of $8.2 million related to the impairment of the 747-200 fleet (see Note 5).

**	Included in the second quarter of 2008 is a gain of $2.7 million related to an insurance settlement on aircraft tail number N527MC (see Note 6). Included in the fourth quarter of 2008 is a Gain on the issuance of subsidiary stock of $153.6 million and a Special charge of $91.2 million related to the impairment of the 747-200 fleet (see Note 5).

21.	Subsequent Events

The Company assessed events occurring to the date of the balance sheet through February 24, 2010, the date the Financial Statements were issued, for potential recognition and disclosure in the Financial Statements. Except as described below, no events have occurred that would require adjustment to or disclosure in the Financial Statements.

In February 2010, the Company purchased $100.1 million in long-term debt securities. These securities will be classified as held-to-maturity as the Company has the intent and ability to hold these securities to maturity.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“Principal Executive Officer”) and our Senior Vice President and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders scheduled to be held on May 25, 2010. Information concerning the executive officers is included in Part I, Item 4 of this Report. The Company has adopted a code of conduct that applies to all of our employees, along with a Code of Ethics applicable to our Chief Executive Officer, Senior Financial Officer and members of the board of directors (the “Code of Ethics”). The Code of Ethics is monitored by our Audit Committee, and includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties. A copy of the Code of Ethics is available on our website at www.atlasair.com.

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders scheduled to be held on May 25, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders scheduled to be held on May 25, 2010.

The following table summarizes the securities authorized for issuance under our equity compensation plans at December 31, 2009:

Number of Securities
	Number of			Remaining Available for
	Securities to be	Weighted-Average		Future Issuance Under
	Issued Upon Exercise	Exercise Price of		Equity Compensation
	of Outstanding	Outstanding		Plans (Excluding
	Options, Warrants	Options, Warrants		Securities Reflected in
	and Rights	and Rights		Column (a))
Plan Category	(a)	(b)		(c)

Equity compensation plans approved by security holders	1,218,135	$11.26	(1)	941,432
Equity compensation plans approved by security holders	—	$—		—

Total	1,218,135	$11.26		941,432

(1)	Includes 859,133 of restricted and performance shares and units, which have no exercise price and 359,002 stock options having an average exercise price of $38.20.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders scheduled to be held on May 25, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders scheduled to be held on May 25, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2010.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)

By:	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 24, 2010 on behalf of the Registrant and in the capacities indicated.

	Signature	Capacity

	*Eugene I. Davis Eugene I. Davis	Chairman of the Board

	/s/ William J. Flynn William J. Flynn	President, Chief Executive Officer and Director (Principal Executive Officer)

	/s/ Jason Grant Jason Grant	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	/s/ Spencer Schwartz Spencer Schwartz	Vice President and Controller (Principal Accounting Officer)

	*Robert F. Agnew Robert F. Agnew	Director

	*Timothy J. Bernlohr Timothy J. Bernlohr	Director

	*James S. Gilmore, III James S. Gilmore, III	Director

	*Carol B. Hallett Carol B. Hallett	Director

	*Frederick McCorkle Frederick McCorkle	Director

* By:	/s/ William J. Flynn William J. Flynn, as Attorney-in-fact for each of the persons indicated

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
	(In thousands)

For the Year ended December 31, 2009
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$2,275	$1,071	$859	$(1,793	)(a)	$2,412

Total	$2,275	$1,071	$859	$(1,793	)(a)	$2,412

For the Year ended December 31, 2008
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$3,481	$238	$648	$(2,092	)(a)	$2,275

Total	$3,481	$238	$648	$(2,092	)(a)	$2,275

For the Year ended December 31, 2007
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$1,811	$1,115	$(218)	$773	(a)	$3,481

Total	$1,811	$1,115	$(218)	$773	(a)	$3,481

(a)	Uncollectible accounts net of recoveries

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(5)	Certificate of Incorporation of the Company.
3	.2(13)	Amended and Restated By-Laws of Atlas Air Worldwide Holdings, Inc. as of June 27, 2006.
4	.1.1(1)	Form of 8.707% Atlas Air Pass Through Certificates, Series 2000-1A (included in Exhibit 4.1.21).
4	.1.2(1)	Form of 9.057% Atlas Air Pass Through Certificates, Series 2000-1B (included in Exhibit 4.1.22).
4	.1.3(1)	Form of 9.702% Atlas Air Pass Through Certificates, Series 2000-1C (included in Exhibit 4.1.23).
4	.1.4(3)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-1.
4	.1.5(3)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-2.
4	.1.6(3)	6.88% Atlas Air Pass Through Certificate 1999-1A-2, Certificate No. A-2-1.
4	.1.7(3)	7.63% Atlas Air Pass Through Certificate 1999-1B-1, Certificate No. B-1.
4	.1.8(3)	8.77% Atlas Air Pass Through Certificate 1999-1C-1, Certificate No. C-1.
4	.1.9(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-0.
4	.1.10(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-S.
4	.1.11(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-0.
4	.1.12(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-S.
4	.1.13(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-0.
4	.1.14(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-S.
4	.1.15(3)	Pass Through Trust Agreement, dated as of April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc..
4	.1.16(3)	Trust Supplement No. 1999-1A-1, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.17(3)	Trust Supplement No. 1999-1A-2, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.18(3)	Trust Supplement No. 1999-1B, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.19(3)	Trust Supplement No. 1999-1C, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.20(1)	Pass Through Trust Agreement, dated as of January 28, 2000, between Wilmington Trust Company, as Trustee and Atlas Air, Inc..
4	.1.21(1)	Trust Supplement No. 2000-1A, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.
4	.1.22(1)	Trust Supplement No. 2000-1B, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.
4	.1.23(1)	Trust Supplement No. 2000-1C, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000
4	.1.24(2)	Note Purchase Agreement, dated as of February 9, 1998, among the Company, Wilmington Trust Company and First Security Bank, National Association (“Note Purchase Agreement 1998”)
4	.1.25(1)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1998).
4	.1.26(1)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1998).

Exhibit
Number		Description

4	.1.27(1)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1998).
4	.1.28(3)	Note Purchase Agreement, dated as of April 13, 1999, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 1999”).
4	.1.29(3)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1999).
4	.1.30(3)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1999).
4	.1.31(3)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1999).
4	.1.32(1)	Note Purchase Agreement, dated as of January 28, 2000, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 2000”).
4	.1.33(1)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).
4	.1.34(1)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).
4	.1.35(1)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).
4	.1.36(3)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).
4	.1.37(3)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).
4	.1.38(3)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).
4	.1.39(12)	Leased Aircraft Restructure Agreement with regard to Aircraft N491MC, dated July 27, 2004, by and among Atlas Air, Inc., Wells Fargo Bank Northwest, National Association as Owner Trustee, Wilmington Trust Company as Mortgagee, Class A Trustee and Subordination Agent, and DAF Investments, Ltd. as Owner Participant, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
4	.1.40(11)	1998 Class A Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A Trustee.
4	.1.41(11)	Amendment to 1999 Class A-1 Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A-1 Trustee
4	.1.42(11)	Amendment to 2000 Class A Pass Through Trust Supplement between the Company and Wilmington Trust Company as Class A Trustee dated July 27, 2004.
4	.1.43(12)	Trust Indenture and Mortgage Supplement No. 3, dated July 27, 2004, by and between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), Owner Trustee, and Wilmington Trust Company, Mortgagee, pertaining to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
4	.1.44(21)	Rights Agreement, dated as of May 26, 2009, between the Company and Mellon Investor Services L.L.C., as Rights Agent.
10	.1(4)	Agreement of Lease, dated November 9, 1999, between Texaco, Inc., Landlord, and the Company, Tenant, 2000 Westchester Avenue, Purchase, New York 10577.

Exhibit
Number		Description

10	.2(12)	Lease Agreement, dated July 29, 1998, between First Security Bank, National Association and Atlas Air, Inc. with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.2.1(12)	Amendment No. 1 to Lease Agreement dated as of July 27, 2004 between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.3(13)	Employment Agreement, dated April 21, 2006, between Atlas Air, Inc. and William J. Flynn.
10	.3.1(22)	Amendment, dated as of December 31, 2008, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.
10	.4(12)	Lease, dated July 16, 2002, between Tuolumne River Aircraft Finance, Inc. as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.4.1(12)	Amendment Agreement, dated August 1, 2003, between Tuolumne River Aircraft Finance, Inc., as Lessor and Atlas Air, Inc. as Lessee in respect of Lease dated July 16, 2002 with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.5(12)	Sublease, dated October 24, 2001, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act
10	.5.1(12)	Amendment Agreement, dated August 1, 2003, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.5.2(11)	Second Amendment Agreement, dated January 31, 2005, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.6(12)	Lease Agreement, dated July 24, 2002, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee with respect to Aircraft N454PA
10	.6.1(12)	Amendment Agreement, dated August 1, 2003, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement dated July 24, 2002 with respect to Aircraft N454PA.
10	.6.2(12)	Second Amendment Agreement, dated January 31, 2005, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement, dated July 24, 2002, with respect to Aircraft N454PA.
10	.7(14)	Purchase Agreement No. 3134, dated as of September 8, 2006, between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).
10	.8(12)	Engine Maintenance Contract, dated April 30, 2004, between the Company and MTU Maintenance Hannover GmbH, with regard to CF6 80C2 Engines in the 1998 EETC Transaction together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.9(14)	Amended and Restated Employment Agreement, dated as September 19, 2006, between Atlas Air, Inc. and John W. Dietrich.
10	.9.1(22)	Amendment, dated as of December 31, 2008, to the Amended and Restated Employment Agreement between Atlas Air, Inc. and John W. Dietrich.
10	.10(17)	Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives.
10	.11(12)	Contract, dated October 1, 2004, between HQ AMC/A34TM and the Company.
10	.12(19)	Atlas Air Worldwide Holdings, Inc. 2007 Incentive Plan (as amended).

Exhibit
Number		Description

10	.12.1(22)	Atlas Air Worldwide Holdings, Inc. Long Term Cash Incentive Program.
10	.12.2(17)	Form of Restricted Stock Unit Agreement.
10	.12.3(17)	Form of Performance Share Unit Agreement.
10	.12.4(22)	Amendment, dated as of December 31, 2008, to the form of Performance Share Unit Agreement.
10	.13(22)	Benefits Program for Executive Vice President and Senior Vice Presidents, Amended and Restated as of December 31, 2008.
10	.14(22)	Benefits Program for Vice Presidents, Amended and Restated as of December 31, 2008.
10	.15(22)	Board of Directors Compensation Program.
10	.16(17)	Atlas Air, Inc. Profit Sharing Plan.
10	.16.1(22)	Amendment, dated as of December 31, 2008, to Atlas Air, Inc. Profit Sharing Plan.
10	.17(15)	Atlas Air Worldwide Holdings, Inc. Amended and Restated 2004 Long Term Incentive and Share Award Plan.
10	.17.1(6)	Form of Restricted Share Agreement — Directors Version — Amended and Restated 2004 Long Term Incentive and Share Award Plan.
10	.17.2(6)	Form of Restricted Share Agreement — Management Version — Amended and Restated 2004 Long Term Incentive and Share Award Plan.
10	.17.3(7)	Form of Stock Option Agreement — Employee Version — Amended and Restated 2004 Long Term Incentive and Share Award Plan.
10	.17.4(9)	Form of Restricted Share Agreement (Performance Shares) — Amended and Restated 2004 Long Term Incentive and Share Award Plan. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)
10	.18(10)	Form of Directors and Officers Indemnification Agreement.
10	.19(9)	Amendment No. 1 to Stock Purchase Agreement/Amendment No. 1 to Transaction Guarantee Agreement, dated as of April 13, 2007, among Polar Air Cargo Worldwide, Inc., DHL Network Operations (USA), Inc. and Deutsche Post AG.
10	.20(15)	Stock Purchase Agreement with DHL.
10	.21(16)	Blocked Space Agreement, dated June 28, 2007, between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).
10	.22(16)	Amendment No. 1, dated as of July 30, 2007, to Blocked Space Agreement between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc..
10	.23(16)	Flight Services Agreement, dated as of June 28, 2007, between Atlas Air, Inc. and Polar Air Cargo Worldwide, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).
10	.24(16)	Indemnity Agreement, dated as of June 28, 2007, among Atlas Air Worldwide Holdings, Inc., Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc..
10	.25(16)	Contribution Agreement, dated as of June 28, 2007, between Atlas Air Worldwide Holdings, Inc. and Polar Air Cargo Worldwide, Inc. . (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).
10	.26(20)	Facility Agreement, dated as of January 30, 2008, among Atlas Air, Inc. (as Borrower), Norddeutsche Landesbank Girozentrale (as original Lender and Facility Agent) and Bank of Utah (as Security Agent).
10	.26.1	Amendment No. 1 to Facility Agreement, dated as of January 30, 2009, by and among Atlas Air, Inc., Norddeutsche Landesbank Girozentrale and DekaBank Deutsche Girozentrale, which is filed herewith as Exhibit 10.26.1.
10	.26.2	Amendment No. 2 to Facility Agreement, dated as of March 31, 2009, by and among Atlas Air, Inc., as borrower, and Norddeutsche Landesbank Girozentrale, as original lender and as the facility agent for and on behalf of the Lenders, which is filed herewith as Exhibit 10.26.2.
14	.1(8)	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board of Directors.

Exhibit
Number	Description

21.1	Subsidiaries List, which is filed herewith as Exhibit 21.1.
23.1	Consent of PricewaterhouseCoopers LLP, which is filed herewith as Exhibit 23.1.
24.1	Power of Attorney, which is filed herewith as Exhibit 24.1.
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer, which is filed herewith as Exhibit 31.1.
31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer, which is filed herewith as Exhibit 31.2.
32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, which is filed herewith as Exhibit 32.1.
32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, which is filed herewith as Exhibit 32.2.

(1)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-4 (No. 333-36268).

(2)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1997.

(3)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-3 (No. 333-71833).

(4)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated February 16, 2001.

(6)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated December 28, 2004.

(7)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 28, 2005.

(8)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 23, 2005.

(9)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(10)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 14, 2005.

(11)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(12)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

(13)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(14)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(15)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(16)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(17)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(18)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(19)	Incorporated by reference to the Exhibit 10 to the Company’s Current Report on Form 8-K dated May 21, 2008.

(20)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(21)	Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated May 26, 2009.

(22)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.