Form 10-Q
period 2010-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2010-05-05
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
001-16545
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2010, there were 25,826,058 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Atlas Air Worldwide Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$532,576	$613,740
Short-term investments	29,957	22,598
Accounts receivable, net of allowance of $1,298 and $2,412, respectively	66,343	58,530
Prepaid maintenance	23,638	30,848
Deferred taxes	3,060	6,689
Prepaid expenses and other current assets	25,769	24,608

Total current assets	681,343	757,013
Property and Equipment
Flight equipment	691,121	677,006
Ground equipment	26,794	26,107
Less: accumulated depreciation	(117,969)	(110,001)
Purchase deposits for flight equipment	302,835	296,658

Property and equipment, net	902,781	889,770
Other Assets
Long-term investments	112,512	18,980
Deposits and other assets	41,727	38,460
Lease contracts and intangible assets, net	35,993	36,650

Total Assets	$1,774,356	$1,740,873

Liabilities and Equity
Current Liabilities
Accounts payable	$15,450	$20,810
Accrued liabilities	101,542	107,907
Current portion of long-term debt	193,601	38,830

Total current liabilities	310,593	167,547
Other Liabilities
Long-term debt	362,498	526,680
Deferred taxes	72,637	74,501
Other liabilities	101,779	83,388

Total other liabilities	536,914	684,569
Commitments and contingencies (Note 6)
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 26,776,214 and 26,593,450 shares issued, 25,826,058 and 25,700,765 shares outstanding (net of treasury stock), at March 31, 2010 and December 31, 2009, respectively	268	266
Additional paid-in-capital	487,989	481,074
Treasury stock, at cost; 950,156 and 892,685 shares, respectively	(28,715)	(26,394)
Accumulated other comprehensive income	412	471
Retained earnings	464,641	430,856

Total stockholders’ equity	924,595	886,273
Noncontrolling interest	2,254	2,484

Total equity	926,849	888,757

Total Liabilities and Equity	$1,774,356	$1,740,873

See accompanying Notes to Unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Operating Revenue
ACMI	$112,403	$115,051
AMC charter	121,584	80,574
Commercial charter	56,653	25,027
Dry leasing	1,378	10,800
Other	3,214	13,055

Total Operating Revenue	$295,232	$244,507

Operating Expenses
Aircraft fuel	64,590	42,148
Salaries, wages and benefits	61,362	52,668
Aircraft rent	38,150	37,764
Maintenance, materials and repairs	31,617	29,226
Landing fees and other rent	11,709	7,559
Depreciation and amortization	9,079	7,919
Travel	7,615	5,530
Ground handling and airport fees	4,923	2,317
Gain on disposal of aircraft	(1,222)	(957)
Other	19,278	16,654

Total Operating Expenses	247,101	200,828

Operating Income	48,131	43,679

Non-operating Expenses / (Income)
Interest income	(3,906)	(842)
Interest expense	10,070	11,667
Capitalized interest	(3,089)	(3,037)
Gain on early extinguishment of debt	—	(2,713)
Other (income) expense, net	(8,835)	145

Total Non-operating Expenses / (Income)	(5,760)	5,220

Income before income taxes	53,891	38,459
Income tax expense	20,280	15,074

Net Income	33,611	23,385
Less: Net loss attributable to noncontrolling interests	(174)	—

Net Income Attributable to Common Stockholders	$33,785	$23,385

Earnings per share:
Basic	$1.32	$1.12

Diluted	$1.30	$1.12

Weighted average shares:
Basic	25,583	20,877

Diluted	25,892	20,885

See accompanying Notes to Unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Cash Flows from Operating Activities:
Net Income Attributable to Common Stockholders	$33,785	$23,385
Net loss attributable to noncontrolling interests	(174)	—

Net Income	33,611	23,385
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	9,079	7,919
Amortization of debt discount	1,349	1,530
Amortization of operating lease discount	584	584
Amortization of debt issuance costs	73	73
Accretion of debt securities discount	(1,677)	—
Provision for (release of) allowance for doubtful accounts	73	(178)
Gain on early extinguishment of debt	—	(2,713)
Gain on disposal of aircraft	(1,222)	(957)
Deferred taxes	1,765	15,538
Stock-based compensation expense	5,170	2,760
Changes in Operating Assets and Liabilities
Accounts receivable	(7,593)	11,807
Prepaids and other current assets	5,791	6,206
Deposits and other assets	(3,953)	1,718
Accounts payable and accrued liabilities	6,435	(10,375)

Net cash provided by operating activities	49,485	57,297

Cash Flows from Investing Activities:
Capital expenditures	(21,910)	(12,755)
Redesignation between short-term investments and cash	—	4,540
Investment in debt securities	(100,090)	—
Proceeds from short-term investments	875	—
Proceeds from sale of aircraft	1,810	3,525

Net cash used for investing activities	(119,315)	(4,690)

Cash Flows from Financing Activities:
Proceeds from stock option exercises	518	13
Purchase of treasury stock	(2,321)	(230)
Excess tax benefit from share-based compensation expense	1,229	(545)
Payment of debt issuance costs	—	(4)
Payments on debt	(10,760)	(15,978)

Net cash used for financing activities	(11,334)	(16,744)
Net increase (decrease) in cash and cash equivalents	(81,164)	35,863
Cash and cash equivalents at the beginning of period	613,740	397,385

Cash and cash equivalents at the end of period	$532,576	$433,248

See accompanying Notes to Unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income	Earnings	Equity	Interest	Equity
Balance at December 31, 2008	$219	$(26,009)	$355,185	$(736)	$353,080	$681,739	$—	$681,739

Net Income Attributable to Common Stockholders	—	—	—	—	23,385	23,385	—	23,385
Other comprehensive loss	—	—	—	(121)	—	(121)	—	(121)

Comprehensive income	—	—	—	—	—	23,264	—	23,264
Stock option and restricted stock compensation	—	—	2,760	—	—	2,760	—	2,760
Purchase of 15,559 shares of treasury stock	—	(230)	—	—	—	(230)	—	(230)
Exercise of 806 employee stock options	—	—	13	—	—	13	—	13
Issuance of 37,455 shares of restricted stock	1	—	(1)	—	—	—	—	—
Forfeiture of 4,900 shares of restricted stock	—	—	—	—	—	—	—	—
Tax expense on restricted stock and stock options	—	—	(545)	—	—	(545)	—	(545)

Balance at March 31, 2009	$220	$(26,239)	$357,412	$(857)	$376,465	$707,001	$—	$707,001

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income	Earnings	Equity	Interest	Equity
Balance at December 31, 2009	$266	$(26,394)	$481,074	$471	$430,856	$886,273	$2,484	$888,757

Net Income Attributable to Common Stockholders	—	—	—	—	33,785	33,785	(174)	33,611
Other comprehensive loss	—	—	—	(59)	—	(59)	(56)	(115)

Comprehensive income	—	—	—	—	—	33,726	—	33,496
Stock option and restricted stock compensation	—	—	5,170	—	—	5,170	—	5,170
Purchase of 57,471 shares of treasury stock	—	(2,321)	—	—	—	(2,321)	—	(2,321)
Exercise of 29,144 employee stock options	—	—	518	—	—	518	—	518
Issuance of 153,620 shares of restricted stock	2	—	(2)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	1,229	—	—	1,229	—	1,229

Balance at March 31, 2010	$268	$(28,715)	$487,989	$412	$464,641	$924,595	$2,254	$926,849

See accompanying Notes to Unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2010
1. Basis of Presentation
     Atlas Air Worldwide Holdings, Inc. (“AAWW”) is a holding company with a principal operating subsidiary, Atlas Air, Inc. (“Atlas”), which is wholly-owned. AAWW also has wholly owned subsidiaries to dry lease aircraft and engines (collectively referred to as “Titan”), as well as Polar LLC, which is wholly owned. AAWW has a 51% equity interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). In addition, Atlas dry leases aircraft to Global Supply Systems Limited (“GSS”), of which AAWW has a 49% ownership interest. GSS became a consolidated subsidiary on April 8, 2009. Previously, GSS was accounted for under the equity method. AAWW, Atlas, Polar LLC, Titan and GSS are referred to collectively as the “Company”.
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
     The accompanying unaudited Consolidated Financial Statements (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently, exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Financial Statements include the accounts of AAWW and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009, included in the AAWW Annual Report on Form 10-K, which included additional disclosures and a summary of the Company’s significant accounting policies. In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, cash flows for the three months ended March 31, 2010 and 2009 and shareholders’ equity as of and for the three months ended March 31, 2010 and 2009.
     The Company’s quarterly results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.
     Except for per share data, all dollar amounts are in thousands unless otherwise noted.
2. Summary of Significant Accounting Policies
Assets Held for Sale
        In December 2009, three recently overhauled spare engines were listed for sale by the Company and were accounted for as assets held for sale. Depreciation on these engines ceased as of December 31, 2009. In January 2010, the Company sold one of the engines for $1.3 million and recorded a gain of $0.9 million. The aggregate carrying value of spare engines held for sale at March 31, 2010 and December 31, 2009 was $0.6 million and $1.0 million, respectively, which were included within Prepaid expenses and other current assets in the consolidated balance sheets.
Property and Equipment, net
     Included in purchase deposits for flight equipment was capitalized interest of $31.7 million and $28.6 million at March 31, 2010 and December 31, 2009, respectively.
Escrow Deposits and Letters of Credit
     At March 31, 2010 and December 31, 2009, the Company had $6.1 million and $6.2 million, respectively, for certain deposits required in the normal course of business for items including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits, insurance and cash pledged under standby letters of credit related to collateral. These amounts are included in Deposits and other assets in the consolidated balance sheets.
Investments
     Global Supply Systems
     The Company holds a 49% interest in GSS, a private company. Atlas dry leases three owned aircraft to GSS, which provide for payment of rent and a provision for maintenance costs associated with the aircraft. GSS provides ACMI services for three 747-400 aircraft, manufactured by The Boeing Company (“Boeing”), to British Airways Plc (“British Airways”).
     Prior to April 8, 2009, the Company accounted for GSS under the equity method and reported the revenue from GSS as Dry leasing revenue in the consolidated statements of operations. Total Dry leasing revenue for these aircraft included in the consolidated statements of operations was zero and $10.8 million for the three months ended March 31, 2010 and 2009, respectively.
     Polar
     AAWW holds a 51% equity interest in Polar and a 75% voting interest. The Company deconsolidated Polar and accounts for its investment in Polar under the equity method of accounting since October 27, 2008. Polar provides air cargo capacity to its customers, including DHL Network Operations (USA), Inc. (“DHL”) through a blocked-space agreement, which began on October 27, 2008 (“the Commencement Date”). The aggregate carrying value of the Polar investment at March 31, 2010 and December 31, 2009 was $5.4 million and was included within Deposits and other assets on the consolidated balance sheets.
     Polar currently operates six 747-400 freighter aircraft, which are being subleased from Atlas and Polar LLC. In addition, Atlas provides incremental charter capacity to Polar. Atlas and Polar have entered into various agreements under which Atlas provides Polar with crew, maintenance and insurance. Collectively, these agreements and the subleases are referred to as “Express Network ACMI”. Atlas also provides Polar with certain management and administrative services under a shared services agreement. In addition, Polar and Atlas provide each other with sales and ground support services under a general sales and services agreement.
     In March 2009, the Company received $10.0 million for the termination of an ACMI agreement for two 747-400 aircraft. This was recorded as Other revenue in the consolidated statements of operations for the three months ended March 31, 2009.
     Total revenue from Express Network ACMI with Polar was $44.7 million and $54.9 million for the three months ended March 31, 2010 and 2009, respectively, which was included in ACMI revenue in the consolidated statements of operations. Polar accounted for 39.7% and 47.7% of the Company’s ACMI revenue for the three months ended March 31, 2010 and 2009, respectively. Total revenue from shared services as well as sales and ground support services was $2.8 million and $2.9 million for the three months ended March 31, 2010 and 2009, respectively, which was included in Other revenue in the consolidated statements of operations. At March 31, 2010 and December 31, 2009, the Company had receivables from Polar of $5.3 million and $2.9 million, respectively, which were included in Accounts receivable in the consolidated balance sheets. Accounts payable to Polar was $3.1 million and $5.1 million at March 31, 2010 and December 31, 2009, respectively, and was included in Accounts payable in the consolidated balance sheets. The Company incurred expense under the general sales and service agreement of $0.4 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively, which was included in Ground handling and airport fees in the consolidated statements of operations.
Concentration of Credit Risk and Significant Customers
     Polar accounted for 39.7% and 47.7% of the Company’s ACMI revenue and 16.1% and 23.6% of the Company’s total revenue for the three months ended March 31, 2010 and 2009, respectively. United States Military Airlift Mobility Command (“AMC”) charters accounted for 41.2% and 33.0% of the Company’s total revenue for the three months ended March 31, 2010 and 2009, respectively. Accounts receivable from AMC were $21.4 million and $13.5 million at March 31, 2010 and December 31, 2009, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 7.7% and 10.4% of the Company’s total revenue for the three months ended March 31, 2010 and 2009, respectively. Emirates accounted for 20.2% and 22.0% of the Company’s ACMI revenue for the three months ended March 31, 2010 and 2009, respectively. Accounts receivable from Emirates were $13.2 million and $13.0 million at March 31, 2010 and

December 31, 2009, respectively. No other customer accounted for 10% or more of the Company’s total operating revenue or accounts receivable during these periods.
Reclassifications
     Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.
Recent Accounting Pronouncements
     On January 1, 2010, the Company adopted the amendments to Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). These amendments primarily included: (i) amending the guidance for determining whether an entity is a variable interest entity (“VIE”); and (ii) amending the criteria for identification of the primary beneficiary of a VIE. ASC 810 also requires the Company to continually reassess whether it is the primary beneficiary of a VIE and requires certain enhanced disclosures in the financial statements about the Company’s relationships with VIEs. The adoption of the amended provisions of ASC 810 did not have any impact on the Company’s financial condition or results of operations.
3. Long-term Investments
     Long-term investments consist of debt securities for which the Company has both the ability and the intent to hold until maturity. These investments are classified as held-to-maturity and reported at amortized cost. Such debt securities represent investments in Pass-through Trust Certificates related to Enhanced Equipment Trust Certificates (“EETCs”) issued by Atlas in 1998, 1999 and 2000. Interest on debt securities and accretion of discounts using the effective interest method are included in Interest income in the consolidated statements of operations.
     The following table presents the carrying value, gross unrealized gain and fair value of long-term debt securities by contractual maturity as of:

	March 31, 2010			December 31, 2009
		Gross			Gross
	Carrying	Unrealized		Carrying	Unrealized
	Value	Gains	Fair Value	Value	Gains	Fair Value
Debt securities
Due after five but within ten years	$52,200	$—	$52,200	$9,227	$—	$9,227
Due after ten years	60,312		60,312	9,753		9,753

Total	$112,512	$—	$112,512	$18,980	$—	$18,980

     The Company has estimated that fair value for these debt securities approximates carrying value. Due to the magnitude of the Company’s purchase of these securities, the proximity of the purchase to the period end date and the non-active market for these securities, the Company’s purchase transaction has essentially established the market price for these otherwise illiquid securities. We do not believe that there has been any significant trading activity in these securities since the Company’s purchase.
4. Accrued Liabilities
     Accrued liabilities consisted of the following at:

	March 31, 2010	December 31, 2009
Maintenance	$25,539	$34,029
Salaries, wages and benefits	17,895	30,877
Aircraft fuel	14,454	12,656
Other	43,654	30,345

Total accrued liabilities	$101,542	$107,907

5. Segment Reporting
     The Company uses an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct ownership costs. The Company has the following reportable segments: ACMI, AMC

Charter, Commercial Charter and Dry Leasing. Prior to the Commencement Date, the Company had a Scheduled Service segment. Direct Contribution consists of Income before income taxes and excludes: special charges, non-recurring items, gains on the disposal of equipment, unallocated revenue and unallocated fixed costs. Direct ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt and aircraft depreciation. Unallocated income and expenses include corporate overhead, non-aircraft depreciation, interest income, foreign exchange gains and losses, other revenue and other non-operating costs, including one-time items. Management uses Direct Contribution to measure segment profitability as it shows each segment’s contribution to unallocated fixed costs. Each segment has different operating and economic characteristics that are separately reviewed by the Company’s senior management.
     Management allocates the direct costs of aircraft operation and ownership among the various segments based on the aircraft type and activity levels in each segment, except for certain ACMI flying, which involves dedicated aircraft that are directly apportioned. Other allocation methods are standard activity-based methods that are commonly used in the industry.
     Beginning April 8, 2009, GSS’ results of operations are included in the ACMI segment and Dry Lease revenue from GSS was eliminated upon consolidation. Prior to that date, revenue from the Dry Leases to GSS was shown in the Dry Leasing segment.
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
     The AMC Charter segment provides full-planeload charter flights to the U.S. Military. In addition, the Company also earns commissions on subcontracting certain flying of oversized cargo, or in connection with flying cargo into areas of military conflict where the Company cannot perform these services on its own. Revenue from the AMC Charter business is derived from one-year contracts on a cost-plus basis with the AMC. The Company’s current AMC contract runs from October 1, 2009 through September 30, 2010. The AMC Charter business is similar to the Commercial Charter business in that the Company is responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price paid for fuel consumed during AMC flights is fixed by the U.S. Military. The Company receives reimbursement from the AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed price. Alternatively, if the price of fuel paid by the Company is less than the fixed price, the Company pays the difference to the AMC each month.
     The Commercial Charter segment provides aircraft charters to freight forwarders, airlines and other air cargo customers. Charters are often paid in advance and the Company typically bears the direct operating costs.
     The Dry Leasing segment provides for the leasing of aircraft and engines to customers.
     Other represents revenue for other services that are not allocated to any segment, which includes management and administrative support services, flight simulator training and the one-time termination fee from DHL in March 2009 (see Note 2).
     The following table sets forth revenue and Direct Contribution for the Company’s reportable business segments reconciled to Operating Income and Income before Income Taxes:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Operating Revenue:
ACMI	$112,403	$115,051
AMC Charter	121,584	80,574
Commercial Charter	56,653	25,027
Dry Leasing	1,378	10,800
Other	3,214	13,055

Total Operating Revenue	$295,232	$244,507

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Direct Contribution:
ACMI	$21,395	$25,864
AMC Charter	40,610	19,237
Commercial Charter	13,680	2,316
Dry Leasing	872	2,467

Total Direct Contribution for Reportable Segments	76,557	49,884

Add back (subtract):
Unallocated income and expenses	(23,888)	(15,095)
Gain on early extinguishment of debt	—	2,713
Gain on disposal of aircraft	1,222	957

Income before Income Taxes	53,891	38,459

Add back (subtract):
Interest income	(3,906)	(842)
Interest expense	10,070	11,667
Capitalized interest	(3,089)	(3,037)
Gain on early extinguishment of debt	—	(2,713)
Other, net	(8,835)	145

Operating Income	$48,131	$43,679

6. Commitments and Contingencies
     In September 2006, Atlas and Boeing entered into an agreement for the purchase by Atlas of 12 747-8F aircraft (the “Boeing 747-8F Agreement”). The Boeing 747-8F Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 deliveries originally contractually scheduled for delivery by the end of 2011. In addition, the Boeing 747-8F Agreement provides Atlas with rights to purchase up to an additional 14 747-8F aircraft, of which one is being held under option with a designated delivery month. In November 2008, Boeing announced a delay in the delivery of its first 747-8F aircraft from late 2009 to the third quarter of 2010 and notified Atlas of a corresponding delay in the delivery of its first 747-8F aircraft. In October 2009, Boeing announced a further delay and proposed a new delivery schedule for Atlas’ deliveries.
     On March 1, 2010, the Company entered into an agreement with Boeing to reschedule the delivery of its 747-8F aircraft under the Boeing 747-8F Agreement with the first delivery occurring in early 2011. Expenditures, as well as estimated amounts for contractual price escalations and advance payments, are $115.2 million in 2010, $806.5 million in 2011, $547.8 million in 2012 and $199.3 million in 2013.
7. Labor and Legal Proceedings
Labor
     Crewmembers of Atlas and Polar are represented by the International Brotherhood of Teamsters (“IBT”). These employees represented approximately 50.1% of the Company’s workforce as of March 31, 2010. The Company is subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of its employees.
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
     As a result of the DOJ Investigation, the Company and Polar LLC have been named defendants, along with a number of other cargo carriers, in a number of class actions in the United States arising from allegations about the pricing practices of a number of air cargo carriers that have now been consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company and Polar LLC, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges, in violation of United States, state, and European Union antitrust laws. The suit seeks treble damages and injunctive relief. The defendants moved to dismiss the consolidated complaint, and on September 26, 2008, the Magistrate Judge who heard the motion to dismiss issued a decision recommending that the Federal District Court Judge grant the defendants’ motion to dismiss. The Magistrate Judge recommended that plaintiffs’ claims based on the United States antitrust laws be dismissed without prejudice so that plaintiffs have an opportunity to cure the defects in their complaint by pleading more specific facts, if they have any, relevant to their federal claims. The Magistrate Judge recommended that the plaintiffs’ claims based on state and European Union laws be dismissed with prejudice. Both plaintiffs and defendants objected to portions of the Magistrate Judge’s Report and Recommendation. On August 21, 2009, the Federal District Court Judge issued an opinion and order, accepting the Magistrate Judge’s Report and Recommendation, except for the Magistrate Judge’s recommendation that the complaint be dismissed in its entirety. The Federal District Court Judge determined instead that the consolidated complaint was sufficiently detailed to withstand a motion to dismiss. Polar LLC and the other defendants moved for reconsideration of that portion of the Federal District Court Judge’s decision which motion was denied on March 22, 2010. Pre-trial discovery has now begun.
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
     On October 29, 2009, the KFTC issued a complaint against Polar and a number of other airlines. As it pertains to Polar LLC, the complaint alleges that carrier cooperation in setting Hong Kong-Korea fuel surcharges at the direction of the Hong Kong Civil Aviation Department violates the Korean competition law even though authorized by the Hong Kong-Korea air transport agreement. Polar LLC filed its formal response on January 22, 2010 and will thereafter present its position in an oral hearing. The KFTC has scheduled a hearing on the matter for May 18, 2010. An adverse KFTC finding is not expected to materially affect the Company’s financial condition, results of operations or cash flows.
Brazilian Customs Claim
     Polar LLC was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Polar LLC scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, currently are for approximately $10.9 million and $6.0 million, respectively, based on March 31, 2010 exchange rates.
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
     On January 24, 2008, the First Board of Appeal of the EU Trademark Division upheld a lower panel’s decision, which declared that Atlas Transport’s Community trademark registration is partially invalid. On July 29, 2008, Atlas Transport appealed that decision to the European Court of First Instance, and the appeal is pending. On November 18, 2009, the court issued a judgment in favor of the Company, and Atlas Transport has filed an appeal.
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
Other
     In March 2010, the Company reached a final settlement in a lawsuit whereby the Company received a one-time payment of $8.8 million, which was included in Other, net in the consolidated statement of operations.
     The Company has certain other contingencies resulting from labor grievances and contract administrations, litigation, and claims incident to the ordinary course of business. Management believes that the ultimate disposition of such other contingencies is not expected to materially affect the Company’s financial condition, results of operations or cash flows.
8. Financial Instruments
     ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

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
     The Company maintains Cash and cash equivalents and Short-term investments, which include certificates of deposit with various high-quality financial institutions. The carrying value for Cash and cash equivalents and Short-term investments approximates fair value, except for the current portion of Long-term investments which is valued based on the methodology described below.
     The fair value of the Company’s Long-term investments, which are debt securities that are held-to-maturity, are estimated based on Level 3 inputs. The Company has estimated that fair value for these securities approximates carrying value. Due to the magnitude of the Company’s purchase of these debt securities, the proximity of the purchase to the period end date and the non-active market for these securities, the Company’s purchase transaction has essentially established the market price for these otherwise illiquid securities. We do not believe that there has been any significant trading activity in these securities since the Company’s purchase.
     The fair value of the Company’s EETCs was estimated based on Level 3 inputs. The Company obtained Level 2 inputs of quoted market prices of the Company’s equipment notes and used them as a basis for valuing the EETCs.
     The fair value of the Company’s pre-delivery deposit (“PDP”) financing facility and term loans were estimated based on Level 3 inputs using a discounted cash flow analysis and current borrowing rates for instruments with similar terms.
     The following table summarizes the carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$532,576	$532,576	$532,576	$—	$—
Short-term investments	29,957	29,957	20,000	—	9,957
Long-term investments	112,512	112,512	—	—	112,512

	$675,045	$675,045	$552,576	$—	$122,469

Liabilities
1998 EETCs	$155,839	$174,435	$—	$—	$174,435
1999 EETCs	105,273	120,469	—	—	120,469
2000 EETCs	60,638	67,021	—	—	67,021
PDP financing facility	153,799	153,301	—	—	153,301
Term loans	80,550	82,075	—	—	82,075

	$556,099	$597,301	$—	$—	$597,301

	December 31, 2009
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$613,740	$613,740	$613,740	$—	$—
Short-term investments	22,598	22,598	20,000	—	2,598
Long-term investments	18,980	18,980	—	—	18,980

	$655,318	$655,318	$633,740	$—	$21,578

Liabilities
1998 EETCs	$159,215	$155,555	$—	$—	$155,555
1999 EETCs	107,245	109,197	—	—	109,197
2000 EETCs	61,341	60,651	—	—	60,651
PDP financing facility	153,799	153,882	—	—	153,882
Term loans	83,910	86,028	—	—	86,028

	$565,510	$565,313	$—	$—	$565,313

9. Earnings Per Share
     Basic earnings per share (“EPS”) represent net income divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive restricted shares and options that were out of the money and excluded for the three months ended March 31, 2010 and 2009, were 0.1 million and 0.4 million, respectively.
     The calculations of basic and diluted EPS for the periods described below were as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Numerator:
Net Income Attributable to Common Stockholders	$33,785	$23,385

Denominator:
Basic EPS weighted average shares outstanding	25,583	20,877
Effect of dilutive stock options and restricted stock	309	8

Diluted EPS weighted average shares outstanding	25,892	20,885

EPS:
Basic	$1.32	$1.12

Diluted	$1.30	$1.12

     Diluted shares are calculated per ASC 260, Earnings per Share, and reflect the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include 0.4 million and 0.3 million restricted shares and units in which performance or market conditions were not satisfied for the three months ended March 31, 2010 and 2009, respectively.
10. Income Taxes
     The Company’s effective income tax rates were 37.6% and 39.2% for the three months ended March 31, 2010 and 2009, respectively. The effective rates differ from the statutory rate primarily due to tax matters related to non-U.S. subsidiaries, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to the Company’s projected operating results for the year.
     The Company is subject to ASC 805, Business Combinations, effective in the first quarter of 2009. As a result, any release of income tax contingencies or valuation allowance that is subject to this standard would reduce income tax expense. The Company maintains approximately $36.9 million of income tax contingencies and $52.5 million of valuation allowance that, if released, would reduce income tax expense, based on the application of the standard.
11. Subsequent Events
     On April 29, 2010, Atlas entered into a $125.6 million revolving PDP financing facility (the “2010 PDP Facility”) with Norddeutsche Landesbank Girozentrale (Nord/LB) and DekaBank Deutsche Girozentrale as lenders (collectively, the “Lenders”) and Bank of Utah, as security trustee. The 2010 PDP Facility is intended to fund a portion of Atlas’ obligations to make pre-delivery deposit payments for the latter nine of the 747-8F aircraft under the Boeing 747-8F Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our unaudited Financial Statements and notes thereto appearing in this report and our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009, included in our 2009 Annual Report on Form 10-K.
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
     Global airfreight demand is highly correlated with global gross domestic product and the slowdown in global economic activity in 2008 and 2009 resulted in an unprecedented decline in airfreight volumes during the second half of 2008 that continued into the first half of 2009. Although industry supply and demand levels have improved meaningfully since early 2009, airfreight demand remains below pre-recession levels. The fourth quarter of 2009 and the first quarter of 2010 have produced encouraging trends for airfreight demand and yields, which was consistent with a tightened supply during those periods.
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
     We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry. The relative operating cost efficiency of our current 747-400F aircraft and future 747-8F aircraft, including their superior fuel efficiency, capacity and loading capabilities, create a compelling value proposition for our customers and position us well to manage market conditions and for future growth in the ACMI, CMI, Commercial Charter and Dry Leasing areas of our business.
     Our primary service offerings are:
     Aircraft leasing and related services, which encompass the following:
•	ACMI, whereby we provide outsourced aircraft operating solutions including the provision of crew, maintenance and insurance for the aircraft, while customers assume fuel, demand and yield risk. ACMI contracts typically range from three to six years for 747-400s. Also included within ACMI is the provision of Express Network ACMI, whereby we provide dedicated 747-400 aircraft to Polar that service the requirements of DHL’s global express operations and meet the needs of other Polar customers. Beginning on April 8, 2009, we consolidated GSS, and the aircraft that are Dry Leased to GSS are now included within ACMI,
•	CMI, whereby we will provide outsourced operating solutions including the provision of crew, maintenance and insurance for the aircraft, while customers assume fuel, demand and yield risk. CMI is similar to ACMI flying, except that the customer provides the aircraft. We plan to begin performing CMI services in the second quarter of 2010; and
•	Dry Leasing, whereby we provide aircraft and/or engine leasing solutions to third parties for one or more dedicated aircraft or engines.
     Charter services, which encompass the following:
•	AMC Charter services, whereby we provide air cargo services for the AMC; and
•	Commercial Charter, whereby we typically provide aircraft charters to brokers, freight forwarders, direct shippers and airlines.
     We look to achieve our strategy through:
•	Delivering superior service quality to our valued customers;
•	Actively managing our fleet with a focus on leading-edge aircraft;
•	Focusing on securing long-term contracts;
•	Driving significant ongoing efficiencies and productivity improvements;
•	Selectively pursuing and evaluating future aircraft acquisitions and alliances; and
•	Building our brand and increasing market share.
     See “Business Overview” and “Business Strategy” in our 2009 Annual Report on Form 10-K for additional information.

Financial Overview and Business Developments
     Our Results of Operations for the three months ended March 31, 2010, when compared to the same period in 2009, have been impacted by the consolidation of GSS into our operating results in April 2009. Our 2010 Operating Statistics, Operating Revenue and Operating Expenses reflect the consolidation of GSS in ACMI. For the first quarter of 2009, GSS was accounted for under the equity method and the revenue generated by the three aircraft dry leased to GSS was reflected in Dry Leasing (see Note 2 to our Financial Statements).
     The positive trends that developed in late 2009 continued in the first quarter of 2010. ACMI customers have continued to fly above their minimum contractual Block Hour guarantees during the first quarter of 2010, which has traditionally been a period when most ACMI customers fly below their minimum guarantees. In addition, AMC demand has remained strong primarily due to the increase in U.S. Military activity in Afghanistan and we have seen an improvement in yields with the deployment of 747-400 aircraft to meet this demand. Commercial Charter yields have also been robust compared to the rates that we experienced in the first quarter of 2009. The strength in the Commercial Charter yields is a continuation of a trend that developed in the fourth quarter of 2009, although yields were seasonally lower in the first quarter of 2010 when compared to the peak rates in the fourth quarter of 2009.
     In February 2010, we signed a nine-year CMI agreement with Boeing to operate their Dreamlifter fleet of four 747-400 aircraft that have been modified to transport major assemblies for the 787 Dreamliner from suppliers around the world to Boeing production facilities in the United States. Service is expected to begin in mid-2010.
     Also in March 2010, Titan purchased a Boeing 757-200SF, its first such acquisition, that is being Dry Leased to a customer for a five year term.
Results of Operations
Three Months Ended March 31, 2010 and 2009
Operating Statistics
     As noted above, our 2010 Operating Statistics were impacted by the consolidation of GSS on April 8, 2009 (see Note 2 to our Financial Statements). Block Hours flown by GSS are reflected as ACMI Block Hours beginning on April 8, 2009. The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.
     The table below sets forth selected Operating Statistics for the three months ended March 31:

			Increase /	Percent
	2010	2009	(Decrease)	Change
Block Hours
ACMI	19,421	16,661	2,760	16.6%
AMC Charter	5,498	4,396	1,102	25.1%
Commercial Charter	2,816	1,804	1,012	56.1%
Other	108	47	61	129.8%

Total Block Hours	27,843	22,908	4,935	21.5%

			Increase /	Percent
	2010	2009	(Decrease)	Change
Revenue Per Block Hour
ACMI	$5,788	$6,905	$(1,117)	(16.2)%
AMC Charter	22,114	18,329	3,785	20.7%
Commercial Charter	20,118	13,873	6,245	45.0%
Fuel
AMC
Average fuel cost per gallon	$2.68	$2.40	$0.28	11.7%
Fuel gallons consumed (000s)	16,079	13,770	2,309	16.8%
Commercial Charter
Average fuel cost per gallon	$2.23	$1.51	$0.72	47.7%
Fuel gallons consumed (000s)	9,620	6,022	3,598	59.7%

Fleet (average during the period)
Operating Aircraft count	27.8	26.9	0.9	3.3%
Dry leased*	0.2	3.0	(2.8)	(93.3)%
Out-of-service*	0.2	1.8	(1.6)	(88.9)%

*	Dry leased and Out-of-service aircraft are not included in the operating fleet average aircraft count.
Operating Revenue
     Our 2010 Operating Revenue reflects the consolidation of GSS beginning April 8, 2009. The following table compares our Operating Revenue for the three months ended March 31 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Operating Revenue
ACMI	$112,403	$115,051	$(2,648)	(2.3)%
AMC Charter	121,584	80,574	41,010	50.9%
Commercial Charter	56,653	25,027	31,626	126.4%
Dry Leasing	1,378	10,800	(9,422)	(87.2)%
Other	3,214	13,055	(9,841)	(75.4)%

Total Operating Revenue	$295,232	$244,507	$50,725	20.7%

     ACMI revenue decreased slightly, $2.6 million or 2.3%, in the first quarter of 2010 compared with the first quarter of 2009. ACMI Block Hours were 19,421 in the first quarter of 2010, compared to 16,661 in the first quarter of 2009, an increase of 2,760 Block Hours, or 16.6%. The increase in Block Hours was driven by ACMI customers flying above their contractual minimums during the first quarter of 2010. In addition, Block Hours increased as a result of the inclusion of three aircraft flown by GSS during the first quarter of 2010, which were previously reported as Dry Leasing, partially offset by the reduction in Block Hours flown as a result of the return of three ACMI aircraft in 2009 and one aircraft in 2010. Towards the end of the first quarter of 2009, two aircraft were returned by DHL and one from an ACMI customer. During the middle of the first quarter of 2010, one aircraft was returned by an ACMI customer whose contract had expired. The four returned aircraft were profitably redeployed into the high-yielding AMC Charter and Commercial Charter businesses. In the first quarter of 2010, there was an average of 16.7 747-400 aircraft and 0.1 747-200 aircraft supporting ACMI compared to an average of 16.2 747-400 aircraft and 0.2 747-200 aircraft for the comparable period in 2009. Revenue per Block Hour was $5,788 for the first quarter of 2010, compared to $6,905 for the first quarter of 2009, a decrease of $1,117 per Block Hour, or 16.2%. The decrease in Revenue per Block Hour primarily reflects our ACMI customers’ return to flying above their contractual minimum Block Hours during the first quarter of 2010. In addition, during the first quarter of 2009, ACMI customers that flew below their contractual Block Hours were billed for those unflown hours, thus increasing 2009 Revenue per Block Hour.
     AMC Charter revenue increased $41.0 million, or 50.9%, due to an increase in flying and an increase in Revenue per Block Hour. AMC Charter Block Hours were 5,498 in the first quarter of 2010 compared to 4,396 in the first quarter of 2009, an increase of 1,102 Block Hours, or 25.1%. The increase in Block Hours was primarily due to the increase in U.S. Military activity in Afghanistan. For the first quarter of 2010, the AMC average “pegged” fuel price was $2.68 per gallon compared to an average “pegged” fuel price of $2.40 for the first quarter of 2009. The increase in the “pegged” fuel price and the use of 747-400 aircraft in this segment, at a higher rate per Block Hour, were the primary drivers to the increase in AMC Charter Revenue per Block Hour from $18,329 for the first quarter of 2009 to $22,114 for the first quarter of 2010, an increase of $3,785 or 20.7%.

     Commercial Charter revenue increased $31.6 million, or 126.4%, due to an increase in flying and an increase in Revenue per Block Hour. Revenue per Block Hour was $20,118 in the first quarter of 2010, compared to $13,873 in the first quarter of 2009, an increase of $6,245 per Block Hour or 45.0%. This increase was primarily due to strength in the Commercial Charter yields out of Asia as a continuation of a trend that developed in the fourth quarter of 2009. However, on a sequential basis, yields were lower in the first quarter of 2010 when compared to the peak rates we experienced in the fourth quarter of 2009, which is the normal seasonal pattern. Commercial Charter Block Hours were 2,816 in the first quarter of 2010, compared to 1,804 in the same period of 2009, an increase of 1,012 or 56.1%. The increase in Block Hours was the result of the redeployment of 747-400 aircraft returned from ACMI and the flying of charters to and from South America. The deployment of 747-400 aircraft in Commercial Charter gives us a competitive advantage over other cargo airlines that primarily offer smaller aircraft. In addition, we have been able to increase the number of Commercial Charters from Asia to the U.S. as the return legs of one-way AMC missions.
     Dry Leasing revenue decreased $9.4 million, or 87.2%, primarily due to a $10.8 million reduction related to the consolidation of GSS, partially offset by a $1.4 million increase in revenue from the leasing of eight engines during the first quarter of 2010 and the Dry Lease of a 757-200SF that Titan acquired at the beginning of March 2010. On April 8, 2009, upon the consolidation of GSS, three 747-400 aircraft that GSS Wet Leases to a customer and the associated revenue are now included in ACMI. The Dry Lease revenue for those aircraft that was previously reported in Dry Leasing was eliminated in consolidation after that date. During the first quarter of 2010, we had no 747-400 aircraft on Dry Lease to third parties compared to the 3.0 747-400 aircraft Dry Leased to GSS during the first quarter of 2009.
     Other revenue decreased $9.8 million primarily due to revenue from a $10.0 million termination penalty from DHL in March 2009 (see Note 2 to our Financial Statements).
Operating Expenses
     Our 2010 Operating Expenses reflect the consolidation of GSS beginning on April 8, 2009. The expense line items impacted are discussed below. The following table compares our operating expenses for the three months ended March 31 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Operating Expenses
Aircraft fuel	$64,590	$42,148	$22,442	53.2%
Salaries, wages and benefits	61,362	52,668	8,694	16.5%
Aircraft rent	38,150	37,764	386	1.0%
Maintenance, materials and repairs	31,617	29,226	2,391	8.2%
Landing fees and other rent	11,709	7,559	4,150	54.9%
Depreciation	9,079	7,919	1,160	14.6%
Travel	7,615	5,530	2,085	37.7%
Ground handling and airport fees	4,923	2,317	2,606	112.5%
Gain on disposal of aircraft	(1,222)	(957)	265	(27.7)%
Other	19,278	16,654	2,624	15.8%

Total Operating Expense	$247,101	$200,828	$46,273	23.0%

     Aircraft fuel expense increased $22.4 million, or 53.2%, as a result of $12.6 million of increased consumption and approximately $9.8 million in fuel price increases. The average fuel price per gallon for the Commercial Charter business was approximately $2.23 for the first quarter of 2010, compared to approximately $1.51 in the first quarter of 2009, an increase of 47.7%. Fuel consumption for this business increased by 3.6 million gallons, or 59.7%, commensurate with the increase in Block Hours operated in that segment. The average fuel price per gallon for the AMC Charter business was approximately $2.68 in the first quarter of 2010, compared to approximately $2.40 in the first quarter of 2009, an increase of 11.7%. AMC fuel consumption increased by 2.3 million gallons or 16.8%, commensurate with the increase in Block Hours operated in that segment. We do not incur fuel expense in our ACMI business as the cost of fuel is borne by the customer.
     Salaries, wages and benefits increased $8.7 million, or 16.5%, primarily due to an increase in crew and ground staff costs of $5.2 million driven by higher Block Hours and increases in profit sharing and incentive compensation, as a result of better performance against the Company’s objectives. In addition, $3.5 million of the increase was related to the consolidation of GSS.

     Aircraft rent increased $0.4 million, or 1.0%, primarily due to a $0.5 million increase in re-accommodated air service. Re-accommodated air costs are incurred in situations whereby we utilize other airlines to transport freight to airports that we do not serve directly.
     Maintenance, materials and repairs increased $2.4 million, or 8.2%, primarily due to increased line maintenance expense and other non-heavy maintenance expense of approximately $3.3 million and heavy airframe check expense of approximately $3.3 million partially offset by a decrease in engine overhauls of approximately $4.2 million. Included in these changes was a $4.8 million increase related to the consolidation of GSS. The increase in line maintenance expense was due to increased Block Hours in the first quarter of 2010 compared to 2009. Heavy maintenance events and engine overhauls for the three months ended March 31, 2010 and 2009 are listed in the following table:

			Increase /	Percent
Events	2010	2009	(Decrease)	Change
C Chk 747-200s	1	—	1	100.0%
C Chk 747-400s	5	3	2	66.7%
D Chk 747-400s	1	1	—	NM
CF6-80	3	6	(3)	(50.0)%
     Landing fees and other rent increased $4.2 million, or 54.9%, due to higher AMC Charter and Commercial Charter Block Hours and from flying to more costly locations. We generally do not incur landing fees for our ACMI business as the cost is borne by the customer.
     Depreciation and amortization increased $1.2 million, or 14.6%, primarily due to increased depreciation on 747-200 aircraft engines and spare parts related to a shortened fleet life for this aircraft type.
     Travel increased $2.1 million, or 37.7%, primarily due to a $1.6 million increase in crew and loadmaster travel related to the higher volume of Block Hours in 2010. In addition, travel expense increased by $0.5 million related to the consolidation of GSS.
     Ground handling and airport fees increased $2.6 million, or 112.5%, primarily due to $1.8 million of higher rates for ground handling from flying to more costly locations and $0.4 million related to the consolidation of GSS.
     Gain on disposal of aircraft resulted from the sale of one spare engine and five retired engines during the three months ended March 31, 2010. The gain on disposal of aircraft reflects the sale of aircraft tail number N920FT and seven retired engines during the three months ended March 31, 2009.
     Other operating expenses increased $2.6 million, or 15.8%, primarily related to a $1.7 million increase in AMC commissions related to increased AMC Charter flying and $0.7 million related to the consolidation of GSS.
     Non-operating Expenses / (Income)
     Our 2010 Non-operating Expenses / (Income) reflect the consolidation of GSS since April 8, 2009. The Non-operating Expenses / (Income) line items impacted are discussed below. The following table compares our Non-operating Expenses / (Income) for three months ended March 31 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Non-operating Expenses / (Income)
Interest income	$(3,906)	$(842)	$3,064	363.9%
Interest expense	10,070	11,667	(1,597)	(13.7)%
Capitalized interest	(3,089)	(3,037)	52	1.7%
Gain on early extinguishment of debt	—	(2,713)	(2,713)	(100.0)%
Other expense (income), net	(8,835)	145	(8,980)	(6193.1)%
     Interest income increased $3.1 million, or 363.9%, primarily due to the income generated from an increase in Long-term investments in debt securities (see Note 3 to our Financial Statements).
     Interest expense decreased $1.6 million, or 13.7%, due to reductions in debt balances of higher-rate debt through principal payments. Long- and short-term debt averaged approximately $560.8 million in 2010 compared to approximately $663.3 million in 2009.

     Capitalized interest was relatively unchanged due to the offsetting effects of lower borrowings under our pre-delivery deposit financing facility on our 747-8F aircraft order and higher variable interest rates on the PDP financing facility during 2010.
     Gain on early extinguishment of debt of $2.7 million resulted from the prepayment of two term loans at a discount in March 2009.
     Other expense (income), net improved by $9.0 million, primarily due to an $8.8 million litigation settlement received during the first quarter of 2010 (see Note 7 to our Financial Statements).
     Income taxes. Our effective income tax rates were 37.6% and 39.2% for the three months ended March 31, 2010 and 2009, respectively. Our effective rates differ from the statutory rate primarily due to tax matters related to foreign subsidiaries, state income taxes, and the non-deductibility of certain expenses for tax purposes.
Segments
     Beginning April 8, 2009, GSS results of operations are included in the ACMI segment (see Note 2 to our Financial Statements). Prior to that date, revenue from the Dry Leases to GSS was shown in the Dry Leasing segment. The following table compares the Direct Contribution for our reportable segments (see Note 5 to our Financial Statements for the reconciliation to Operating income) for the three months ended March 31 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Direct Contribution:
ACMI	$21,395	$25,864	$(4,469)	(17.3)%
AMC Charter	40,610	19,237	21,373	111.1%
Commercial Charter	13,680	2,316	11,364	490.7%
Dry Leasing	872	2,467	(1,595)	(64.7)%

Total Direct Contribution	$76,557	$49,884	$26,673	53.5%

Unallocated income and expenses	$23,888	$15,095	$8,793	58.3%

ACMI Segment
     Direct Contribution relating to the ACMI segment decreased $4.5 million, or 17.3%. During the first quarter of 2010, there was an average of 16.7 747-400 aircraft and 0.1 747-200 aircraft supporting ACMI compared to an average of 16.2 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI in the first quarter of 2009. ACMI Direct Contribution decreased due to a reduction in unflown Block Hours, which decreased our ACMI Revenue per Block Hour. During the first quarter of 2009, ACMI customers that flew below their contractual minimum Block Hours were billed for those unflown hours, thus increasing Revenue per Block Hour. The decrease in Revenue per Block Hour primarily reflects our ACMI customers’ return to flying above their contractual minimum Block Hours during the first quarter of 2010. Also impacting the ACMI segment were higher crew costs from increased flying and the results of operations for three 747-400 aircraft from the consolidation of GSS (beginning April 8, 2009), which were previously reported in the Dry Leasing segment. Partially offsetting these variances was an improvement in heavy maintenance expense on 747-400 aircraft, which is the primary aircraft of the ACMI segment.
AMC Charter Segment
     Direct Contribution relating to the AMC Charter segment increased $21.4 million, or 111.1%, due to increased Revenue per Block Hour as well as increased Block Hours. Partially offsetting the increase in AMC revenue were higher AMC commissions, landing fees and aircraft fuel expense related to the increase in Block Hours, as well as a higher pegged fuel rate. In addition, ownership costs increased from the deployment of two additional 747-400 aircraft to the AMC Charter segment in the first quarter of 2010.
Commercial Charter Segment
     Direct Contribution relating to the Commercial Charter segment increased $11.4 million, or 490.7%, primarily due to an increase in Commercial Charter Block Hours and yield. Offsetting the increase in revenue was an increase in aircraft fuel expense, reflecting higher fuel prices. The Commercial Charter segment also had increases in landing, overfly, parking and ground handling fees related to the increase in activity and the relatively more expensive profile of the destinations we served in 2010. We also experienced additional ownership costs from the incremental deployment of one

747-400 aircraft to the Commercial Charter segment in the first quarter of 2010. However, the increase in Commercial Charter aircraft utilization in the first quarter of 2010 lowered unit ownership costs compared with 2009. During the period, we experienced increased Commercial Charter demand and higher cargo rates out of Asia compared to the first quarter of 2009.
Dry Leasing Segment
     Direct Contribution relating to the Dry Leasing segment decreased $1.6 million, primarily due to the consolidation of GSS. Beginning April 8, 2009, upon the consolidation of GSS, three 747-400 aircraft that GSS Wet Leases to a customer and the associated Direct Contribution that were previously reported in Dry Leasing are now included in ACMI. During the first quarter of 2010, we had no 747-400 aircraft on Dry Lease compared to an average of 3.0 747-400 aircraft on Dry Lease to GSS during the first quarter of 2009. Partially offsetting the decrease in Direct Contribution was the lease revenue for eight spare engines on Dry Lease during the first quarter of 2010 and a 757-200SF that we acquired through Titan and began to lease in March 2010.
Unallocated income and expenses
     Unallocated income and expenses increased $8.8 or 58.3%, primarily due to the receipt of a $10.0 million termination penalty from DHL in the first quarter of 2009 and $5.2 million of increased personnel performance incentive accruals in the first quarter of 2010, as a result of better performance against company objectives. Partially offsetting these items was an $8.8 million litigation settlement received during the first quarter of 2010 (see Note 7 to our Financial Statements).
Liquidity and Capital Resources
     At March 31, 2010, we had cash and cash equivalents of $532.6 million, compared to $613.7 million at December 31, 2009, a decrease of $81.2 million, or 13.2%. The decrease was driven by cash used for investing activities of $119.3 million and payments used for financing activities of $11.3 million partially offset by cash provided by operating activities of $49.5 million.
     In February 2010, we purchased $100.1 million of debt securities as a Long-term investment classified as held-to-maturity securities. The debt securities represent investments in Pass-through Trust Certificates related to EETCs issued by Atlas in 1998, 1999 and 2000 (see Note 3 to our Financial Statements).
     In April 2010, we entered into the 2010 PDP Facility, which provides us with $125.6 million of additional financing on a revolving basis for nine of the twelve 747-8F aircraft we have on order.
     We consider cash on hand and short-term investments, our PDP financing facilities and net cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures during 2010. Capital expenditures for the remainder of 2010 are expected to be approximately $159.4 million in cash, including our 747-8F aircraft PDP requirements totaling approximately $115.2 million, of which approximately $59.9 million will be funded through our PDP facilities.
     We may access external sources of capital from time to time depending on our cash requirements, assessments of current and anticipated market conditions, and the after-tax cost of capital. To that end, we filed a shelf registration statement with the SEC in June 2009 that will enable us to sell up to $500 million of debt and/or equity securities over the subsequent three years, depending on market conditions, our capital needs and other factors. Approximately $112.6 million of net proceeds from our stock offering in the fourth quarter of 2009 has been drawn down from this shelf registration statement. Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control. Additionally, our borrowing costs are affected by market conditions and may be adversely impacted by the tightening in credit markets that began in 2008.
     We expect to pay U.S. cash income taxes in 2010 commensurate with our earnings and limitations on the utilization of net operating losses. In addition, two of our foreign branch operations are subject to income tax in Hong Kong, but we believe that these branches will have sufficient tax loss carryforwards to offset projected taxable income in 2010. We expect to pay no significant foreign income taxes in any other jurisdictions.
     Operating Activities. Net cash provided by operating activities for the first three months of 2010 was $49.5 million, compared to $57.3 million for 2009. The decrease was primarily due to the timing of collections of accounts receivable, partially offset by an increase in net income, excluding non-cash items.
     Investing Activities. Net cash used for investing activities was $119.3 million for the first three months of 2010,

consisting primarily of capital expenditures of $21.9 million, which included capitalized interest on our 747-8F aircraft order of $3.1 million, and $100.1 million of investments in debt securities, offset by the proceeds from the sale of engines of $1.8 million. Net cash used for investing activities was $4.7 million for the first three months of 2009, consisting primarily of capital expenditures of $12.8 million, which included capitalized interest on our Boeing 747-8F aircraft order of $3.0 million, partially offset by the redesignation of short-term investments to cash of $4.5 million and proceeds from the sale of aircraft of $3.5 million.
     Financing Activities. Net cash used for financing activities was $11.3 million for the first three months of 2010, which primarily reflects $10.8 million of payments on long-term debt obligations. Net cash used for financing activities was $16.7 million for the first three months of 2009, which primarily reflected $16.0 million of payments on long-term debt obligations.
Debt Agreements
     See the 2009 Annual Report on Form 10-K for a description of our debt obligations and amendments thereto.
     On April 29, 2010, Atlas entered into the 2010 PDP Facility. The 2010 PDP Facility is intended to fund a portion of Atlas’ obligations to make pre-delivery deposit payments for the latter nine of the 747-8F aircraft currently on firm order and having delivery positions in 2011 through 2013 (the “PDP Aircraft”). With this transaction and the PDP facility that Atlas entered into in February 2008 (the “2008 PDP Facility”), we have arranged PDP financing for all twelve of the aircraft for which we are required to make PDPs pursuant to the Boeing 747-8F Agreement. Atlas’ obligations under both of the PDP facilities are guaranteed by AAWW.
     The 2010 PDP Facility is comprised of nine separate tranches, each corresponding to one of the PDP Aircraft. It is structured as a revolving credit facility under which Atlas may have outstanding a maximum of $125.6 million. It is secured by certain of Atlas’ rights in and to the Boeing 747-8F Agreement and four General Electric CF6-80 engines owned by Atlas. In connection with entering into the 2010 PDP Facility, Atlas has agreed to pay customary commitment and other fees. Drawings made under the 2010 PDP Facility will accrue interest, payable monthly, at one-month LIBOR plus a fixed rate per annum. The 2010 PDP Facility contains customary covenants and events of default. Upon the occurrence and during the continuance of an event of default, the outstanding obligations under the 2010 PDP Facility may be accelerated and become due and payable immediately. In connection with the 2010 PDP Facility, the 2008 PDP Facility was amended such that both facilities are cross-defaulted to and cross-collateralized with the other.
     The aggregate availability under the 2010 PDP Facility will be reduced to the lesser of $125.6 million and the sum of the remaining scheduled draw downs. Each tranche of the 2010 PDP Facility will mature on the earlier to occur of: (a) the delivery date of the related PDP Aircraft and (b) up to nine months after the last day of the scheduled delivery month for the related PDP Aircraft. At maturity of each tranche, Atlas is required to pay principal in an amount equal to the drawings made for the PDPs for the related PDP Aircraft, in addition to any accrued and unpaid interest thereon.
Off-Balance Sheet Arrangements
     There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2010.
Recent Accounting Pronouncements
     See Note 2 to our Financial Statements for a discussion of recent accounting pronouncements.
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
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K, as amended in subsequent Forms 10-Q, reports filed with the SEC and as updated in Part II Item 1A of this report. Our 2009 Annual Report on Form 10-K listed various important risk factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2009 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
          With respect to the fiscal quarter ended March 31, 2010, the information required in response to this Item is set forth in Note 7 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.
ITEM 6. EXHIBITS
     a. Exhibits
          See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.
Dated: May 5, 2010	/S/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: May 5, 2010	/S/ Jason Grant
Jason Grant
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

10.1
Supplemental Agreement No. 1 to Purchase Agreement No. 3134 between The Boeing Company and Atlas Air Inc. (the Company has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.2
Supplemental Agreement No. 2 to Purchase Agreement No. 3134 between The Boeing Company and Atlas Air Inc. (the Company has filed a request with the Commission for confidential treatment as to certain portions of this document).