Form 10-Q
period 2010-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2010-08-03
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, there were 25,824,514 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Atlas Air Worldwide Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$604,021	$613,740
Short-term investments	34,412	22,598
Accounts receivable, net of allowance of $1,321 and $2,412, respectively	64,321	58,530
Prepaid maintenance	23,606	30,848
Deferred taxes	3,060	6,689
Prepaid expenses and other current assets	23,668	24,608

Total current assets	753,088	757,013
Property and Equipment
Flight equipment	692,103	677,006
Ground equipment	27,219	26,107
Less: accumulated depreciation	(124,454)	(110,001)
Purchase deposits for flight equipment	311,730	296,658

Property and equipment, net	906,598	889,770
Other Assets
Long-term investments	111,815	18,980
Deposits and other assets	47,219	38,460
Lease contracts and intangible assets, net	35,337	36,650

Total Assets	$1,854,057	$1,740,873

Liabilities and Equity
Current Liabilities
Accounts payable	$17,454	$20,810
Accrued liabilities	112,095	107,907
Current portion of long-term debt	194,492	38,830

Total current liabilities	324,041	167,547
Other Liabilities
Long-term debt	351,976	526,680
Deferred taxes	85,683	74,501
Other liabilities	132,451	83,388

Total other liabilities	570,110	684,569
Commitments and contingencies (Note 6)
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 26,840,734 and 26,593,450 shares issued, 25,824,514 and 25,700,765 shares outstanding (net of treasury stock), at June 30, 2010 and December 31, 2009, respectively	268	266
Additional paid-in-capital	491,578	481,074
Treasury stock, at cost; 1,016,220 and 892,685 shares, respectively	(32,107)	(26,394)
Accumulated other comprehensive income	451	471
Retained earnings	497,302	430,856

Total stockholders’ equity	957,492	886,273
Noncontrolling interest	2,414	2,484

Total equity	959,906	888,757

Total Liabilities and Equity	$1,854,057	$1,740,873

See accompanying Notes to Unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Operating Revenue
ACMI	$126,829	$122,419	$239,232	$237,470
AMC charter	109,224	78,037	230,808	158,611
Commercial charter	114,828	35,588	171,481	60,615
Dry leasing	1,849	1,011	3,227	11,811
Other	3,451	2,946	6,665	16,001

Total Operating Revenue	$356,181	$240,001	$651,413	$484,508

Operating Expenses
Aircraft fuel	83,525	39,288	148,115	81,436
Salaries, wages and benefits	60,071	52,349	121,433	105,017
Aircraft rent	38,183	37,330	76,333	75,094
Maintenance, materials and repairs	39,603	41,597	71,220	70,823
Landing fees and other rent	12,778	10,233	24,487	17,792
Depreciation and amortization	8,567	7,597	17,646	15,516
Travel	7,798	6,498	15,413	12,028
Ground handling and airport fees	6,299	3,452	11,222	5,769
Gain on disposal of aircraft	(2,158)	—	(3,380)	(957)
Other	38,197	16,126	57,475	32,780

Total Operating Expenses	292,863	214,470	539,964	415,298

Operating Income	63,318	25,531	111,449	69,210

Non-operating Expenses / (Income)
Interest income	(5,224)	(628)	(9,130)	(1,470)
Interest expense	10,150	11,344	20,220	23,011
Capitalized interest	(3,517)	(3,083)	(6,606)	(6,120)
Gain on early extinguishment of debt	—	—	—	(2,713)
Gain on consolidation of subsidiary	—	(113)	—	(113)
Other (income) expense, net	213	173	(8,622)	319

Total Non-operating Expenses / (Income)	1,622	7,693	(4,138)	12,914

Income before income taxes	61,696	17,838	115,587	56,296
Income tax expense	28,920	7,275	49,200	22,348

Net Income	32,776	10,563	66,387	33,948
Less: Net income / (loss) attributable to noncontrolling interests	115	(767)	(59)	(767)

Net Income Attributable to Common Stockholders	$32,661	$11,330	$66,446	$34,715

Earnings per share:
Basic	$1.27	$0.54	$2.59	$1.66

Diluted	$1.25	$0.54	$2.56	$1.66

Weighted average shares:
Basic	25,767	20,906	25,676	20,892

Diluted	26,077	21,062	25,985	20,974

See accompanying Notes to Unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Cash Flows from Operating Activities:
Net Income Attributable to Common Stockholders	$66,446	$34,715
Net loss attributable to noncontrolling interests	(59)	(767)

Net Income	66,387	33,948
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	17,646	15,516
Amortization of debt discount	2,670	3,101
Amortization of operating lease discount	1,166	1,169
Amortization of debt issuance costs	146	147
Accretion of debt securities discount	(3,900)	—
Provision for (release of) allowance for doubtful accounts	188	(14)
Gain on early extinguishment of debt	—	(2,713)
Gain on consolidation of subsidiary	—	(113)
Gain on disposal of aircraft	(3,380)	(957)
Deferred taxes	14,811	23,480
Stock-based compensation expense	7,751	5,236
Changes in Operating Assets and Liabilities
Accounts receivable	(5,098)	12,838
Prepaids and other current assets	3,406	11,006
Deposits and other assets	(9,518)	(2,111)
Accounts payable and accrued liabilities	49,745	(10,110)

Net cash provided by operating activities	142,020	90,423

Cash Flows from Investing Activities:
Capital expenditures	(34,801)	(20,658)
Consolidation of subsidiary	—	11,612
Redesignation between short-term investments and cash	—	4,610
Investment in debt securities	(100,090)	—
Proceeds from short-term investments	3,212	—
Proceeds from sale of aircraft	4,610	3,525

Net cash used for investing activities	(127,069)	(911)

Cash Flows from Financing Activities:
Proceeds from stock option exercises	1,335	147
Purchase of treasury stock	(5,713)	(326)
Excess tax benefit from share-based compensation expense	1,420	(887)
Payment of debt issuance costs	—	(4)
Payments on debt	(21,712)	(26,193)

Net cash used for financing activities	(24,670)	(27,263)
Net increase (decrease) in cash and cash equivalents	(9,719)	62,249
Cash and cash equivalents at the beginning of period	613,740	397,385

Cash and cash equivalents at the end of period	$604,021	$459,634

See accompanying Notes to Unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income	Earnings	Equity	Interest	Equity
Balance at December 31, 2008	$219	$(26,009)	$355,185	$(736)	$353,080	$681,739	$—	$681,739

Net Income Attributable to Common Stockholders	—	—	—	—	34,715	34,715	(767)	33,948
Other comprehensive income	—	—	—	775	—	775	300	1,075

Comprehensive income	—	—	—	—	—	35,490	—	35,023
Consolidation of subsidiary	—	—	—	—	—	—	3,953	3,953
Stock option and restricted stock compensation	—	—	5,236	—	—	5,236	—	5,236
Purchase of 15,559 shares of treasury stock	—	(326)	—	—	—	(326)	—	(326)
Exercise of 806 employee stock options	—	—	147	—	—	147	—	147
Issuance of 37,455 shares of restricted stock	1	—	(1)	—	—	—	—	—
Forfeiture of 4,900 shares of restricted stock	—	—	—	—	—	—	—	—
Reversal of prior year deferred tax	—	—	2,675	—	—	2,675	—	2,675
Tax expense on restricted stock and stock options	—	—	(887)	—	—	(887)	—	(887)

Balance at June 30, 2009	$220	$(26,335)	$362,355	$39	$387,795	$724,074	$3,486	$727,560

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income	Earnings	Equity	Interest	Equity
Balance at December 31, 2009	$266	$(26,394)	$481,074	$471	$430,856	$886,273	$2,484	$888,757

Net Income Attributable to Common Stockholders	—	—	—	—	66,446	66,446	(59)	66,387
Other comprehensive loss	—	—	—	(20)	—	(20)	(11)	(31)

Comprehensive income	—	—	—	—	—	66,426	—	66,356
Stock option and restricted stock compensation	—	—	7,751	—	—	7,751	—	7,751
Purchase of 123,535 shares of treasury stock	—	(5,713)	—	—	—	(5,713)	—	(5,713)
Exercise of 50,489 employee stock options	—	—	1,335	—	—	1,335	—	1,335
Issuance of 196,795 shares of restricted stock	2	—	(2)	—	—	—	—	—
Forfeiture of zero shares of restricted stock	—	—	—	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	1,420	—	—	1,420	—	1,420

Balance at June 30, 2010	$268	$(32,107)	$491,578	$451	$497,302	$957,492	$2,414	$959,906

See accompanying Notes to Unaudited Consolidated Financial Statements.

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2010
1. Basis of Presentation
     Atlas Air Worldwide Holdings, Inc. (“AAWW”) is a holding company with a principal operating subsidiary, Atlas Air, Inc. (“Atlas”), which is wholly owned. AAWW also has wholly owned subsidiaries to dry lease aircraft and engines (collectively referred to as “Titan”). AAWW has a 51% equity interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). In addition, Atlas dry leases aircraft to Global Supply Systems Limited (“GSS”), of which AAWW has a 49% ownership interest. GSS became a consolidated subsidiary on April 8, 2009. Previously, GSS was accounted for under the equity method. AAWW, Atlas, Titan and GSS are referred to collectively as the “Company”.
     The Company provides air cargo and outsourced aircraft operating solutions throughout the world, serving Asia, the Middle East, Australia, Europe, South America, Africa and North America through: (i) contractual lease arrangements, including contracts through which the Company leases aircraft to customers and provides value-added services, including crew, maintenance and insurance (“ACMI”) as well as contracts through which the Company provides crew, maintenance and insurance, with the customer providing the aircraft (“CMI”); (ii) military charter services (“AMC Charter”); (iii) seasonal, commercial and ad-hoc charter services (“Commercial Charter”); and (iv) dry leasing or sub-leasing of aircraft and engines (“Dry Leasing” or “Dry Lease”).
     The accompanying unaudited consolidated financial statements (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently, exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Financial Statements include the accounts of AAWW and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009, included in the AAWW Annual Report on Form 10-K, which included additional disclosures and a summary of the Company’s significant accounting policies. In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009, cash flows for the six months ended June 30, 2010 and 2009 and shareholders’ equity as of and for the six months ended June 30, 2010 and 2009.
     The Company’s quarterly results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.
     Except for per share data, all dollar amounts are in thousands unless otherwise noted.
2. Summary of Significant Accounting Policies
Assets Held for Sale
     In December 2009, three spare engines that were recently overhauled were listed for sale by the Company and were accounted for as assets held for sale. Depreciation on these engines ceased as of December 31, 2009. In January 2010, the Company sold one of the engines for $1.3 million and recorded a gain of $0.9 million. In May 2010, the Company sold the remaining two engines for $2.8 million and recorded a gain of $2.2 million. The aggregate carrying value of spare engines held for sale at June 30, 2010 and December 31, 2009 was zero and $1.0 million, respectively, which was included within Prepaid expenses and other current assets in the consolidated balance sheets.
Property and Equipment, net
     Included in purchase deposits for flight equipment was capitalized interest of $35.2 million and $28.6 million at June 30, 2010 and December 31, 2009, respectively.
Escrow Deposits and Letters of Credit
     At June 30, 2010 and December 31, 2009, the Company had $6.1 million and $6.2 million, respectively, for certain deposits required in the normal course of business for items including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits, insurance and cash pledged under standby letters of credit related to collateral. These amounts are included in Deposits and other assets in the consolidated balance sheets.
Investments
     GSS
     The Company holds a 49% interest in GSS, a private company. Atlas dry leases three owned aircraft to GSS, which provide for payment of rent and a provision for maintenance costs associated with the aircraft. GSS provides ACMI services for three 747-400 aircraft, to British Airways Plc (“British Airways”).
     Prior to April 8, 2009, the Company accounted for GSS under the equity method and reported the revenue from GSS as Dry leasing revenue in the consolidated statements of operations. Total Dry leasing revenue for these aircraft included in the consolidated statements of operations was zero and $10.6 million for the three months ended June 30, 2010 and 2009, respectively. Total Dry leasing revenue for these aircraft was zero and $11.8 million for the six months ended June 30, 2010 and 2009, respectively.
     Polar
     AAWW holds a 51% equity interest and a 75% voting interest in Polar. The Company deconsolidated Polar and has accounted for its investment in Polar under the equity method of accounting since October 27, 2008. Polar provides air cargo capacity to its customers, including DHL Network Operations (USA), Inc. (“DHL”) through a blocked-space agreement, which began on October 27, 2008 (“the Commencement Date”). The aggregate carrying value of the Polar investment at June 30, 2010 and December 31, 2009 was $5.3 million and $5.4 million, respectively, and was included within Deposits and other assets in the consolidated balance sheets.
     Polar currently operates six 747-400 freighter aircraft that are subleased from the Company’s subsidiaries. In addition, Atlas provides incremental charter capacity to Polar. Atlas and Polar have entered into various agreements under which Atlas provides Polar with crew, maintenance and insurance. Collectively, these agreements and the subleases are referred to as “Express Network ACMI”. Atlas also provides Polar with certain management and administrative services under a shared services agreement. In addition, Polar and Atlas provide each other with sales and ground support services under a general sales and services agreement.
     In March 2009, the Company received $10.0 million for the termination of an ACMI agreement for two 747-400 aircraft. This was recorded as Other revenue in the consolidated statements of operations for the three months ended March 31, 2009.
     Total revenue from Express Network ACMI with Polar was $47.1 million and $42.7 million for the three months ended June 30, 2010 and 2009, respectively, and $91.7 million and $97.5 million for the six months ended June 30, 2010 and 2009, respectively, which was included in ACMI revenue in the consolidated statements of operations. Total revenue from shared services as well as sales and ground support services was $2.8 million and $2.7 million for the three months ended June 30, 2010 and 2009, respectively, and $5.7 million and $5.6 million for the six months ended June 30, 2010 and 2009, respectively, which was included in Other revenue in the consolidated statements of operations. At June 30, 2010 and December 31, 2009, the Company had receivables from Polar of $3.4 million and $2.9 million, respectively, which were included in Accounts receivable in the consolidated balance sheets. Accounts payable to Polar were $2.6 million and $5.1 million at June 30, 2010 and December 31, 2009, respectively, and was included in Accounts payable in the consolidated balance sheets. The Company incurred expense under the general sales and service agreement of $0.7 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and $1.1 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively, which was included in Ground handling and airport fees in the consolidated statements of operations.
Concentration of Credit Risk and Significant Customers
     Polar accounted for 37.1% and 34.9% of the Company’s ACMI revenue and 14.0% and 18.9% of the Company’s total revenue for the three months ended June 30, 2010 and 2009, respectively. Polar accounted for 38.3% and 41.1% of the Company’s ACMI revenue and 15.0% and 21.3% of the Company’s total revenue for the six months ended June 30, 2010 and 2009, respectively. United States Military Airlift Mobility Command (“AMC”) charters accounted for 30.7% and 32.5% of the Company’s total revenue for the three months ended June 30, 2010 and 2009, respectively, and 35.4% and 32.7% for the six months ended June 30, 2010 and 2009, respectively. Accounts receivable from AMC were $20.0 million and $13.0 million at June 30, 2010 and December 31, 2009, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 7.4% and 12.1% of the Company’s total revenue for the three months ended June 30, 2010 and 2009, respectively and 7.5% and 11.2% of the Company’s total revenue for the six months ended June 30, 2010 and 2009, respectively. Emirates accounted for 20.8% and 23.7% of the Company’s ACMI revenue for the three months ended June 30, 2010 and 2009, respectively and

20.5% and 22.9% of the Company’s ACMI revenue for the six months ended June 30, 2010 and 2009, respectively. Accounts receivable from Emirates were $6.8 million and $13.0 million at June 30, 2010 and December 31, 2009, respectively. No other customer accounted for 10% or more of the Company’s total operating revenue or accounts receivable during these periods.
Reclassifications
     Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.
Rights Plan
     On May 17, 2010, the Board of Directors of the Company approved an amendment to the Company’s stockholder rights plan providing for a change in the expiration date of the rights agreement from May 25, 2012 to May 17, 2010, effectively terminating the rights plan. See Note 17 to the audited consolidated financial statements in the AAWW 2009 Annual Report on Form 10-K for a description of the rights plan.
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
     The following table presents the carrying value, gross unrealized gains and fair value of long-term investments by contractual maturity as of:

	June 30, 2010			December 31, 2009
		Gross			Gross
	Carrying	Unrealized		Carrying	Unrealized
	Value	Gains	Fair Value	Value	Gains	Fair Value
Debt securities
Due after five but within ten years	$51,507	$12,028	$63,535	$2,659	$2,128	$4,787
Due after ten years	60,308	21,642	81,950	16,321	8,918	25,239

Total	$111,815	$33,670	$145,485	$18,980	$11,046	$30,026

     The Company has estimated the fair value for these debt securities utilizing a discounted cash flow analysis based on the contractual cash flows of the investments and a discount rate derived from unadjusted quoted interest rates for debt securities with a comparable life and credit risk.

4. Accrued Liabilities
     Accrued liabilities consisted of the following at:

	June 30, 2010	December 31, 2009
Maintenance	$27,976	$34,029
Salaries, wages and benefits	26,760	30,877
Aircraft fuel	17,673	12,656
Other	39,686	30,345

Total accrued liabilities	$112,095	$107,907

5. Segment Reporting
     The Company uses an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct ownership costs. The Company has the following reportable segments: ACMI, AMC Charter, Commercial Charter and Dry Leasing. Direct Contribution consists of Income before income taxes and excludes: special charges, nonrecurring items, gains on the disposal of equipment, unallocated revenue and unallocated fixed costs. Direct ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt, interest income on debt securities and aircraft depreciation. Unallocated income and expenses include corporate overhead, non-aircraft depreciation, interest income, foreign exchange gains and losses, other revenue and other non-operating costs, including one-time items. Management uses Direct Contribution to measure segment profitability as it shows each segment’s contribution to unallocated fixed costs. Each segment has different operating and economic characteristics that are separately reviewed by the Company’s senior management.
     Management allocates the direct costs of aircraft operation and ownership among the various segments based on the aircraft type and activity levels in each segment, except for certain ACMI flying, which involves dedicated aircraft that are directly apportioned. Other allocation methods are standard activity-based methods that are commonly used in the industry.
     Since April 8, 2009, GSS’ results of operations have been included in the ACMI segment and Dry Lease revenue from GSS was eliminated upon consolidation. Prior to that date, revenue from the Dry Leases to GSS was shown in the Dry Leasing segment.
     The ACMI segment provides aircraft, crew, maintenance and insurance services to customers. Also included in the ACMI segment are the results of operations for CMI, which began in the second quarter of 2010. CMI service provides crew, maintenance and insurance, with the customer providing the aircraft. Under both services, the customers utilize an insured and maintained aircraft with crew in exchange for a guaranteed monthly level of operation at a predetermined rate for a defined period of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel. The Direct Contribution from Express Network ACMI flying is reflected as ACMI.
     The AMC Charter segment provides full-planeload charter flights to the U.S. Military. In addition, the Company also earns commissions on subcontracting certain flying of oversized cargo, or in connection with flying cargo into areas of military conflict where the Company cannot perform these services on its own. Revenue from the AMC Charter business is derived from one-year contracts on a cost-plus basis with the AMC. The Company’s current AMC contract was initially scheduled to run from October 1, 2009 through September 30, 2010. However, the U.S. Military has extended the current fiscal year contract through December 31, 2010. The AMC Charter business is similar to the Commercial Charter business in that the Company is responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price paid for fuel consumed during AMC flights is fixed by the U.S. Military. The Company receives reimbursement from the AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed price. Alternatively, if the price of fuel paid by the Company is less than the fixed price, the Company pays the difference to the AMC each month.
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

     The following table sets forth revenue and Direct Contribution for the Company’s reportable business segments reconciled to Operating Income and Income before Income Taxes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Operating Revenue:
ACMI	$126,829	$122,419	$239,232	$237,470
AMC Charter	109,224	78,037	230,808	158,611
Commercial Charter	114,828	35,588	171,481	60,615
Dry Leasing	1,849	1,011	3,227	11,811
Other	3,451	2,946	6,665	16,001

Total Operating Revenue	$356,181	$240,001	$651,413	$484,508

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Direct Contribution:
ACMI	$30,894	$17,858	$52,288	$43,723
AMC Charter	35,666	23,102	76,277	42,339
Commercial Charter	38,487	61	52,167	2,377
Dry Leasing	1,255	(407)	2,127	2,060

Total Direct Contribution for Reportable Segments	106,302	40,614	182,859	90,499

Add back (subtract):
Unallocated income and expenses	(46,764)	(22,889)	(70,652)	(37,986)
Gain on early extinguishment of debt	—	—	—	2,713
Gain on consolidation of subsidiary	—	113	—	113
Gain on disposal of aircraft	2,158	—	3,380	957

Income before Income Taxes	61,696	17,838	115,587	56,296

Add back (subtract):
Interest income	(5,224)	(628)	(9,130)	(1,470)
Interest expense	10,150	11,344	20,220	23,011
Capitalized interest	(3,517)	(3,083)	(6,606)	(6,120)
Gain on early extinguishment of debt	—	—	—	(2,713)
Gain on consolidation of subsidiary	—	(113)	—	(113)
Other, net	213	173	(8,622)	319

Operating Income	$63,318	$25,531	$111,449	$69,210

6. Commitments and Contingencies
     In September 2006, Atlas and The Boeing Company (“Boeing”) entered into an agreement for the purchase by Atlas of 12 747-8F aircraft (the “Boeing 747-8F Agreement”). The Boeing 747-8F Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 deliveries originally contractually scheduled for delivery by the end of 2011. In addition, the Boeing 747-8F Agreement provides Atlas with rights to purchase up to an additional 14 747-8F aircraft, of which one is being held under option with a designated delivery month. In November 2008, Boeing announced a delay in the delivery of its first 747-8F aircraft from late 2009 to the third quarter of 2010 and notified Atlas of a corresponding delay in the delivery of its first 747-8F aircraft. In October 2009, Boeing announced a further delay and proposed a new delivery schedule for Atlas’ deliveries.
     On March 1, 2010, the Company entered into an agreement with Boeing to reschedule the delivery of its 747-8F aircraft and option aircraft under the Boeing 747-8F Agreement with the first delivery occurring in early 2011. Expenditures, as well as estimated amounts for contractual price escalations and advance payments, are $115.1 million for the remainder of 2010, $805.7 million in 2011, $546.0 million in 2012 and $196.9 million in 2013.
7. Labor and Legal Proceedings
Labor
     Crewmembers of Atlas and Polar are represented by the International Brotherhood of Teamsters (“IBT”). These employees represented approximately 52.0% of the Company’s workforce as of June 30, 2010. The Company is subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of its employees.

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
     The Company received the integrated seniority lists and the parties are in negotiations for a SCBA. In accordance with the provisions of both the Atlas and Polar contracts, if any open contract issues remain after nine months of bargaining from the date the integrated seniority lists were tendered to the Company, those issues are to be resolved by final and binding interest arbitration. This period of bargaining has been extended by mutual agreement of the parties. Although the Company and the IBT have continued to negotiate, an arbitrator has been assigned and hearings have been scheduled for the latter part of 2010. The outcome of these negotiations and binding arbitration hearings could materially impact the Company’s future financial results. However, it is too early in the process to assess the timing or magnitude of any financial impact.
     On February 3, 2009, the IBT was certified as the collective bargaining representative of the dispatchers employed by Atlas and Polar. The Company and the IBT began formal negotiations in August 2009 regarding the first collective bargaining agreement for the dispatchers. Other than the crewmembers and dispatchers, there are no other Atlas or Polar employees represented by a union.
Legal Proceedings
Department of Justice Investigation and Related Litigation
     On February 14, 2006, the Antitrust Division of the United States Department of Justice (the “Antitrust Division”) initiated a criminal investigation into the pricing practices of a number of cargo carriers (the “DOJ Investigation”), including Polar Air Cargo, Inc. (now known as Polar Air Cargo LLC “Old Polar”). The Antitrust Division is investigating whether during any part of January 2000 to February 2006 cargo carriers manipulated the market price for air cargo services sold in the U.S. and abroad, through the use of fuel surcharges or other pricing practices, in violation of the U.S. federal antitrust laws. Old Polar’s counsel has been periodically meeting with the Antitrust Division staff and has been fully cooperating with the staff in its investigation. On April 28, 2009, Polar received a letter from the Antitrust Division staff informing it that it is a target of a grand jury investigation in the Northern District of Georgia in connection with the above referenced matters. Accordingly, the Antitrust Division may ask the grand jury to indict Polar at some future time. While the letter was addressed to Polar, the Company believes it properly should have been sent to Old Polar, as Polar was not an operating company during any of the periods subject to the investigation. Old Polar intends to defend itself vigorously. Discussions with the DOJ are ongoing. As a result of such discussions, in June 2010, the Company recorded a provision of $17.4 million, which represents its current estimate to reach a resolution of the DOJ Investigation. No assurances can be given that Old Polar will reach an agreement with the DOJ. If Old Polar is unable to resolve this matter or is formally charged by the Antitrust Division as a result of this investigation, or if the Company were to incur an unfavorable outcome in connection with one or more of the related investigations or the litigation described below, it could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows.
     As a result of the DOJ Investigation, the Company and Old Polar have been named defendants, along with a number of other cargo carriers, in a number of class actions in the United States arising from allegations about the pricing practices of a number of air cargo carriers that have now been consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company and Old Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges, in violation of United States, state, and European Union antitrust laws. The suit seeks treble damages and injunctive relief. The defendants moved to dismiss the consolidated complaint, and on September 26, 2008, the Magistrate Judge who heard the motion to dismiss issued a decision recommending that the Federal District Court Judge grant the defendants’ motion to dismiss. The Magistrate Judge recommended that plaintiffs’ claims based on the United States antitrust laws be dismissed without prejudice so that plaintiffs have an opportunity to cure the defects in their complaint by pleading more specific facts, if they have any, relevant to their federal claims. The Magistrate Judge recommended that the plaintiffs’ claims based on state and European Union laws be dismissed with prejudice. Both plaintiffs and defendants objected to portions of the Magistrate Judge’s Report and Recommendation. On August 21, 2009, the Federal District Court Judge issued an opinion and order, accepting the Magistrate Judge’s Report and Recommendation, except for the Magistrate Judge’s recommendation that the complaint be dismissed in its entirety. The Federal District Court Judge determined instead that the consolidated complaint was sufficiently detailed to withstand a motion to dismiss. Old Polar and the other defendants moved for reconsideration of that portion of the Federal District Court Judge’s decision which motion was denied on March 22, 2010. Pre-trial discovery has now begun.
     On May 30, 2007, the Company and Old Polar commenced an adversary proceeding in bankruptcy court against each of the plaintiffs in this class action litigation seeking to enjoin the plaintiffs from prosecuting claims against the Company and Old Polar that arose prior to July 27, 2004, the date on which the Company and Old Polar emerged from bankruptcy. On August 6, 2007, the plaintiffs consented to the injunctive relief requested, and on September 17, 2007, the bankruptcy court entered an order enjoining plaintiffs from prosecuting Company claims arising prior to July 27, 2004.
     The Company, Old Polar and a number of other cargo carriers have also been named as defendants in civil class action suits in the provinces of Ontario and Quebec, Canada that are substantially similar to the class action suits in the United States. The Company is unable to reasonably predict the outcome of this matter or the related investigations and litigation described above, except as provided in the first paragraph with respect to the DOJ Investigation.
Korean Fair Trade Commission Inquiry
     On August 26, 2008, both Polar and Old Polar received a written inquiry from the Korean Fair Trade Commission (the “KFTC”) seeking data and other information in support of a broad investigation it is conducting into possible anti-competitive behavior relating to international airfreight transportation services for which Korea is either the freight origin or destination.
     On October 29, 2009, following a lengthy internal investigation, the KFTC issued a complaint against 26 airlines alleging anti-competitive behavior relating to international air freight transportation services to and from Korea from January 1, 2000 through June 24, 2007. Old Polar was among those entities named in the complaint. As it pertains to Old Polar, the complaint alleges that carrier cooperation in setting Hong Kong-Korea fuel and security surcharges at the direction of the Hong Kong Civil Aviation Department and pursuant to the Hong Kong-Korea air transport agreement violated Korean competition law. The KFTC accepted responsive submissions and held an oral hearing on May 18, 2010. Thereafter, on May 28, 2010, the KFTC announced its decision to impose civil penalties on most of the respondents, including one in the amount of 850 million Korean Won on Old Polar, which is equivalent to approximately $0.7 million at current exchange rates.
     The KFTC is in the process of drafting a formal written decision. Following release of its decision, Old Polar will have the opportunity to appeal. The ultimate outcome of this matter is not expected to materially affect the Company’s financial condition, results of operations or cash flows.
Brazilian Customs Claim
     Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, currently are for approximately $10.9 million and $6.0 million, respectively, based on June 30, 2010 exchange rates.
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
Trademark Matters
     Since 2005, the Company has been involved in ongoing litigation in Europe against Atlas Transport, an unrelated and unaffiliated entity, over the use of the name “Atlas”. Following application by the Company to register the mark “ATLAS AIR” in the European Union (“EU”), opposition from Atlas Transport and follow-up filings by the Company, the Office for Harmonization in the Internal Market (“OHIM”), which handles trademark matters in the EU, declared Atlas Transport’s own trademark “ATLAS” partially invalid because of the prior existence of the Company’s Benelux trademark registration. On January 24, 2008, OHIM’s First Board of Appeal upheld the lower panel’s decision, and Atlas Transport appealed that decision to the EU General Court (formally the Court of First Instance), where it remains pending.

     On October 29, 2007, Atlas Transport also filed a lawsuit in the Netherlands challenging the validity of the Company’s Benelux trademark. On November 18, 2009, following completion of its proceedings, the court issued a judgment in favor of the Company. Atlas Transport has appealed that decision to the Dutch Court of Appeal, but the judgment took effect immediately upon entry.
     On September 21, 2009, Atlas Transport instituted a trademark infringement lawsuit against the Company in the regional court in Hamburg, Germany. The amended complaint alleges that Atlas Air has been unlawfully using Atlas Transport’s trademark in Germany without permission and should be required to render information on the scope of use and pay compensation. In a supplementary motion, Atlas Transport asserts a cease and desist claim against Atlas Air, to be considered in the event that the court denies the claim for compensation. A hearing is scheduled to be held in the fall of 2010. The Company is contesting Atlas Transport’s allegations and intends to defend itself vigorously in that lawsuit to protect its own, longstanding trademark rights.
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
     The Company maintains Cash and cash equivalents and Short-term investments, which include certificates of deposit with various high-quality financial institutions. The carrying value for Cash and cash equivalents and Short-term investments approximates fair value, except for the current portion of the Company’s investment in the Reserve Primary Fund, which was based on the methodology described below.
     The Company adjusted its Level 1 fair value measurement of the Reserve Primary Fund by reducing the value of the fund by the estimated amount of the losses expected to be incurred by the Reserve Primary Fund related to its holdings in Lehman Brothers Holdings, Inc.
     The fair value of the Company’s Long-term investments, which are debt securities that are held-to-maturity, were estimated based on Level 3 inputs. The Company utilized a discounted cash flow analysis based on the contractual cash flows of the investments and a discount rate derived from unadjusted quoted interest rates for debt securities of comparable life and credit risk.
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
     The following table summarizes the carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$604,021	$604,021	$604,021	$—	$—
Short-term investments	34,412	34,412	20,000	—	14,412
Long-term investments	111,815	145,485	—	—	145,485

	$750,248	$783,918	$624,021	$—	$159,897

Liabilities
1998 EETCs	$152,336	$169,002	$—	$—	$169,002
1999 EETCs	103,266	116,468	—	—	116,468
2000 EETCs	59,926	65,063	—	—	65,063
PDP financing facility	153,799	152,584	—	—	152,584
Term loans	77,141	78,861	—	—	78,861

	$546,468	$581,978	$—	$—	$581,978

	December 31, 2009
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$613,740	$613,740	$613,740	$—	$—
Short-term investments	22,598	22,598	20,000	—	2,598
Long-term investments	18,980	30,026	—	—	30,026

	$655,318	$666,364	$633,740	$—	$32,624

Liabilities
1998 EETCs	$159,215	$155,555	$—	$—	$155,555
1999 EETCs	107,245	109,197	—	—	109,197
2000 EETCs	61,341	60,651	—	—	60,651
PDP financing facility	153,799	153,882	—	—	153,882
Term loans	83,910	86,028	—	—	86,028

	$565,510	$565,313	$—	$—	$565,313

9. Earnings Per Share
     Basic earnings per share (“EPS”) represent net income divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive restricted shares and options that were out of the money and excluded for the three and six months ended June 30, 2010 and 2009, were zero and 0.4 million, respectively.
     The calculations of basic and diluted EPS for the periods described below were as follows:

	For the Three Months Ended		For the Six Months Ended June 30,
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator:
Net Income Attributable to Common Stockholders	$32,661	$11,330	$66,446	$34,715

Denominator:
Basic EPS weighted average shares outstanding	25,767	20,906	25,676	20,892
Effect of dilutive stock options and restricted stock	310	156	309	82

Diluted EPS weighted average shares outstanding	26,077	21,062	25,985	20,974

EPS:
Basic	$1.27	$0.54	$2.59	$1.66

Diluted	$1.25	$0.54	$2.56	$1.66

     Diluted shares are calculated per ASC 260, Earnings per Share, and reflect the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include 0.2 million and 0.3 million restricted shares and units in which performance or market conditions were not satisfied for the three and six months ended June 30, 2010, respectively, and 0.3 million for both the three and six months ended June 30, 2009.
10. Income Taxes
     The Company’s effective income tax rates were 46.9% and 40.8% for the three months ended June 30, 2010 and 2009, respectively, and were 42.6% and 39.7% for the six months ended June 30, 2010 and 2009, respectively. For the three and six month periods ended June 30, 2010, the difference between the effective rates and the statutory rate is primarily attributable to the accrual of a nondeductible expense related to anticipated legal settlements (see Note 7). In addition, the effective rates differ from the statutory rate due to tax matters related to non-U.S. subsidiaries, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to the Company’s projected operating results for the year.
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
11. Subsequent Events
     On July 23, 2010, GSS signed a five-year ACMI agreement with British Airways to operate three 747-8F aircraft on behalf of British Airways beginning in 2011.
     On July 30, 2010, Atlas entered into a $120.3 million twelve year term loan (the “2010 Term Loan”) with a European financial institution. The 2010 Term Loan will be secured by a mortgage on a future 747-8F aircraft delivery. In connection with entering into the 2010 Term Loan, Atlas has agreed to pay usual and customary commitment and other fees. Drawings made under the 2010 Term Loan will accrue interest at a variable rate, payable quarterly, at three-month Libor plus a margin per annum, which is convertible to a fixed rate at Atlas’ option. The 2010 Term Loan contains customary covenants and events of default. Upon the occurrence and during the continuance of an event of default, the 2010 Term Loan is cross-defaulted to our PDP financing facilities.

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
     Global airfreight demand is highly correlated with global gross domestic product. The slowdown in global economic activity in 2008 and 2009 resulted in an unprecedented decline in airfreight volumes during the second half of 2008 that continued into the first half of 2009. In contrast, improving economic conditions, inventory restocking and new product demand in the fourth quarter of 2009 and the first half of 2010 have generated encouraging trends for airfreight demand and yields, which was consistent with a tightening of supply during those periods. During the second quarter of 2010, airfreight demand exceeded pre-recession levels.
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
     Our growth plans are focused on the further enhancement of our ACMI market position with our order of 12 new, state-of-the-art 747-8F aircraft. We expect Boeing to begin delivery of these aircraft to us in early 2011. We are currently the only operator offering these aircraft to the ACMI leasing market. In addition to our order, we also hold rights to purchase up to an additional 14 747-8F aircraft, providing us with flexibility to further expand our fleet in response to market conditions.
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
     Our primary service offerings are:
     Aircraft leasing and related services, which encompass the following:
•	ACMI, whereby we provide outsourced aircraft operating solutions including the provision of crew, maintenance and insurance for the aircraft, while customers assume fuel, demand and yield risk. ACMI contracts typically range from three to six years for 747-400s. Also included within ACMI is the provision of Express Network ACMI, whereby we provide dedicated 747-400 aircraft to Polar that service the requirements of DHL’s global express operations and meet the needs of other Polar customers. Beginning on April 8, 2009, we consolidated GSS, and the aircraft that are Dry Leased to GSS are now included within ACMI;
•	CMI, whereby we provide outsourced operating solutions including the provision of crew, maintenance and insurance, while customers provide the aircraft and assume fuel, demand and yield risk. We began performing CMI services during the second quarter of 2010; and
•	Dry Leasing, whereby we provide aircraft and/or engine leasing solutions to third parties for one or more dedicated aircraft or engines.
     Charter services, which encompass the following:
•	AMC Charter services, whereby we provide air cargo services for the AMC; and
•	Commercial Charter, whereby we provide aircraft charters to customers, including brokers, freight forwarders, direct shippers and airlines.
     We look to achieve our strategy through:
•	Delivering superior service quality to our valued customers;
•	Actively managing our fleet with a focus on leading-edge aircraft;
•	Focusing on securing long-term contracts with attractive terms;
•	Driving significant ongoing efficiencies and productivity improvements;
•	Selectively pursuing and evaluating future aircraft acquisitions and alliances; and
•	Building our brand and increasing market share.
     See “Business Overview” and “Business Strategy” in our 2009 Annual Report on Form 10-K for additional information.

Financial Overview and Business Developments
     Our Results of Operations for the six months ended June 30, 2010, compared to the same period in 2009, reflect the consolidation of GSS in our operating results since April 2009. Our 2010 Operating Statistics, Operating Revenue and Operating Expenses reflect the consolidation of GSS in ACMI. From January 1, 2009 through April 8, 2009, GSS was accounted for under the equity method and the revenue generated by the three aircraft dry leased to GSS was reflected in Dry Leasing (see Note 2 to our Financial Statements).
     The positive trends that developed in late 2009 have continued in the first half of 2010. ACMI customers have continued to fly above their minimum contractual Block Hour guarantees during the first half of 2010, compared to the first half of 2009 when ACMI customers flew below their minimum guarantees.
     On May 31, 2010, we began to fly on a CMI basis for SonAir — Serviço Aéreo, S.A. (“SonAir”), an agent of the United States-Africa Energy Association. SonAir is a wholly owned subsidiary of the Sonangol Group, the multinational energy company of Angola. This service, known as the “Houston Express”, operates three weekly nonstop roundtrip flights between Houston, Texas and Luanda, Angola on two newly customized 747-400 aircraft provided by SonAir. During its first month of operation, the Houston Express flew above its contractual minimum. In addition, we seek to expand the utilization of the aircraft by flying commercial passenger charters.
     In February 2010, we signed a nine-year CMI agreement with Boeing to operate their Dreamlifter fleet of four 747-400 aircraft that have been modified to transport major assemblies for the 787 Dreamliner from suppliers around the world to Boeing production facilities in the United States. We took delivery of the first of four Dreamlifters from Boeing and began CMI service for them on July 20, 2010.
     AMC demand was strong through the first half of 2010 primarily due to the surge in U.S. Military activity in Afghanistan. During the first five months of 2010, we flew a significant number of missions in support of the U.S. Military’s deployment of new mine resistant all-terrain vehicles (“M-ATV”) from the U.S. to Afghanistan. We have also realized an improvement in yields due to higher rates on mission-specified 747-400 aircraft flights to meet this increased demand. In early June, we completed our last scheduled M-ATV mission and do not presently expect any additional M-ATV missions for the remainder of 2010. In addition, we do not expect to experience the same level of AMC Block Hour activity and yields during the remainder of 2010, as AMC demand is expected to moderate.
     Commercial Charter yields and volumes have also been robust compared to the first half of 2009. The strength in Commercial Charter yields and demand is the continuation of a trend that developed in the fourth quarter of 2009, although yields were seasonally lower in the first half of 2010 when compared to the peak rates experienced in the fourth quarter of 2009.
     In March 2010, Titan purchased a Boeing 757-200SF, its first such acquisition, that is being Dry Leased to a customer for a five-year term.
Results of Operations
Three Months Ended June 30, 2010 and 2009
Operating Statistics
     The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.
     The table below sets forth selected Operating Statistics for the three months ended June 30:

			Increase /	Percent
	2010	2009	(Decrease)	Change
Block Hours
ACMI	21,733	18,484	3,249	17.6%
AMC Charter	5,095	5,082	13	0.3%
Commercial Charter	5,125	2,683	2,442	91.0%
Other	254	59	195	330.5%

Total Block Hours	32,207	26,308	5,899	22.4%

			Increase /	Percent
	2010	2009	(Decrease)	Change
Revenue Per Block Hour
ACMI	$5,836	$6,623	$(787)	(11.9)%
AMC Charter	21,437	15,356	6,082	39.6%
Commercial Charter	22,405	13,264	9,141	68.9%
Fuel
AMC
Average fuel cost per gallon	$2.68	$1.55	$1.13	72.9%
Fuel gallons consumed (000s)	15,672	15,504	168	1.1%
Commercial Charter
Average fuel cost per gallon	$2.35	$1.70	$0.65	38.2%
Fuel gallons consumed (000s)	17,653	8,976	8,677	96.7%

Fleet (average during the period)
ACMI	17.1	17.2	(0.1)	(0.6)%
AMC Charter	5.8	7.9	(2.1)	(26.6)%
Commercial Charter	5.3	3.6	1.7	47.2%
Dry Leasing	1.0	0.3	0.7	233.3%

Operating Aircraft	29.2	29.0	0.2	0.7%

Out-of-service*	0.3	2.0	(1.7)	(85.0)%

*	Out-of-service aircraft were temporarily parked during the period and are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.
Operating Revenue
     The following table compares our Operating Revenue for the three months ended June 30 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Operating Revenue
ACMI	$126,829	$122,419	$4,410	3.6%
AMC Charter	109,224	78,037	31,187	40.0%
Commercial Charter	114,828	35,588	79,240	222.7%
Dry Leasing	1,849	1,011	838	82.9%
Other	3,451	2,946	505	17.1%

Total Operating Revenue	$356,181	$240,001	$116,180	48.4%

     ACMI revenue increased by $4.4 million, or 3.6%, in the second quarter of 2010 compared to 2009. ACMI Block Hours were 21,733 in the second quarter of 2010, compared to 18,484 in 2009, representing an increase of 3,249 Block Hours, or 17.6%. The increase in Block Hours was driven by ACMI customers flying above their minimum guarantees during the second quarter of 2010 compared to 2009, when customers flew below their minimum guarantees. Included in the increase in Block Hours was the startup of CMI passenger flights for SonAir. In the second quarter of 2010, there was an average of 17.1 747-400 aircraft and no 747-200 aircraft supporting ACMI compared to an average of 17.0 747-400 aircraft and 0.2 747-200 aircraft for the comparable period in 2009. Revenue per Block Hour was $5,836 for the second quarter of 2010, compared to $6,623 for the second quarter of 2009, a decrease of $787 per Block Hour, or 11.9%. The decrease in Revenue per Block Hour primarily reflects our ACMI customers’ recovery from flying unusually low levels in the prior year, which were below minimum guarantees, to flying above minimum guarantees during 2010. During the second quarter of 2009, ACMI customers that flew below their contractual Block Hours were billed for those unflown hours, thus increasing 2009 Revenue per Block Hour. It should be noted that CMI average Revenue per Block Hour will typically be lower as it does not include a component for aircraft ownership cost.
     AMC Charter revenue increased $31.2 million, or 40.0%, due to an increase in Revenue per Block Hour. AMC Charter Block Hours were 5,095 in the second quarter of 2010 compared to 5,082 in 2009, a slight increase of 13 Block Hours, or

0.3%. For the second quarter of 2010, the AMC average “pegged” fuel price was $2.68 per gallon compared to an average “pegged” fuel price of $1.55 for the second quarter of 2009. The increase in the “pegged” fuel price and the premium that we earned on 2010 M-ATV missions flown on our 747-400 aircraft in this segment were the primary drivers of the increase in AMC Charter Revenue per Block Hour from $15,356 for the second quarter of 2009 to $21,437 for 2010, an increase of $6,082 per Block Hour, or 39.6%. In the second quarter of 2010, there was an average of 1.9 747-400 aircraft and 3.9 747-200 aircraft supporting AMC Charter compared to an average of 2.4 747-400 aircraft and 5.5 747-200 aircraft for the comparable period in 2009. We will continue to shift aircraft between the AMC and Commercial Charter segments if AMC demand moderates during the second half of 2010 from the levels experienced during the first half of 2010.
     Commercial Charter revenue increased $79.2 million, or 222.7%, due to an increase in flying and an increase in Revenue per Block Hour. Revenue per Block Hour was $22,405 in the second quarter of 2010, compared to $13,264 in 2009, an increase of $9,141 per Block Hour, or 68.9%. This increase was primarily due to strength in the Commercial Charter yields out of Asia as a continuing trend that developed in the fourth quarter of 2009, although the seasonal yields in 2010 were not as high as they were during the peak period in 2009. Commercial Charter Block Hours were 5,125 in the second quarter of 2010, compared to 2,683 in the same period of 2009, representing an increase of 2,442 of Block Hours, or 91.0%. In the second quarter of 2010, there was an average of 3.6 747-400 aircraft and 1.7 747-200 aircraft supporting Commercial Charter, compared to an average of 2.3 747-400 aircraft and 1.3 747-200 aircraft for the comparable period in 2009. The increase in Block Hours was the result of the redeployment of 747-400 aircraft returned from ACMI and the flying of charters to and from South America. In addition, we have been able to increase the number of Commercial Charters from Asia to the U.S. as the return legs of one-way AMC missions, although we expect the use of one-way AMC missions to decline during the second half of 2010 if AMC demand is reduced. The deployment of 747-400 aircraft in Commercial Charter gives us a competitive advantage over other cargo airlines that primarily offer smaller and less efficient aircraft.
     Dry Leasing revenue increased $0.8 million, or 82.9%, primarily due to a $1.9 million increase in revenue from eight spare engine leases outstanding during the second quarter of 2010 and the Dry Lease of a 757-200SF that Titan acquired in the first quarter of 2010. Partially offsetting the increase was a $1.0 million reduction related to the Dry Leasing of three 747-400 aircraft to GSS for the first eight days of April 2009, prior to the consolidation of GSS. During the second quarter of 2010, we had no 747-400 aircraft on Dry Lease to third parties.
     Other revenue was relatively unchanged when compared to the same period in 2009.
Operating Expenses
     The following table compares our Operating Expenses for the three months ended June 30 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Operating Expenses
Aircraft fuel	$83,525	$39,288	$44,237	112.6%
Salaries, wages and benefits	60,071	52,349	7,722	14.8%
Aircraft rent	38,183	37,330	853	2.3%
Maintenance, materials and repairs	39,603	41,597	(1,994)	(4.8)%
Landing fees and other rent	12,778	10,233	2,545	24.9%
Depreciation	8,567	7,597	970	12.8%
Travel	7,798	6,498	1,300	20.0%
Ground handling and airport fees	6,299	3,452	2,847	82.5%
Gain on disposal of aircraft	(2,158)	—	2,158	NM
Other	38,197	16,126	22,071	136.9%

Total Operating Expenses	$292,863	$214,470	$78,393	36.6%

     Aircraft fuel increased $44.2 million, or 112.6%, as a result of $14.2 million of increased consumption and approximately $30.0 million in fuel price increases. The average fuel price per gallon for the Commercial Charter business was approximately $2.35 for the second quarter of 2010, compared to approximately $1.70 in the second quarter of 2009, an increase of 38.2%. Fuel consumption for this business increased by 8.7 million gallons, or 96.7%, commensurate with the increase in Block Hours operated. The average fuel price per gallon for the AMC Charter business was approximately $2.68 in the second quarter of 2010, compared to approximately $1.55 in the second quarter of 2009, an increase of 72.9%. AMC fuel consumption increased by 0.2 million gallons, or 1.1%. We do not incur fuel expense in our ACMI business as the cost of fuel is borne by the customer.

     Salaries, wages and benefits increased $7.7 million, or 14.8%, primarily driven by higher Block Hours as well as increases in profit sharing and incentive compensation expenses as a result of better performance against the Company’s objectives.
     Aircraft rent increased $0.9 million, or 2.3%, primarily due to a $0.8 million increase in re-accommodated air service. Re-accommodated air costs are incurred in situations whereby we utilize other airlines to transport freight to airports that we do not serve directly.
     Maintenance, materials and repairs decreased $2.0 million, or 4.8%, primarily due to a decrease in engine overhauls of approximately $7.8 million and heavy airframe check expense of approximately $0.2 million, partially offset by increased line and other non-heavy maintenance expense of approximately $6.0 million driven by higher rates and increased Block Hours in the second quarter of 2010 compared to 2009. Despite the decrease in the total number of C Checks, the savings on the reduced number of 747-400 C Checks was more than offset by higher costs associated with this type of maintenance, as well as higher costs for the C Check on the 747-200 aircraft, which was more extensive and costly due to the age of the aircraft. Heavy maintenance events and engine overhauls for the three months ended June 30, 2010 and 2009 are listed in the following table:

			Increase /	Percent
Events	2010	2009	(Decrease)	Change
C Chk 747-200s	1	—	1	100.0%
C Chk 747-400s	1	5	(4)	(80.0)%
D Chk 747-400s	1	1	—	NM
CF6-80	5	8	(3)	(37.5)%
     Landing fees and other rent increased $2.5 million, or 24.9%, primarily due to a $3.3 million increase in landing fees related to higher Commercial Charter Block Hours and from flying to more costly locations. Partially offsetting this increase was a $0.8 million decrease in building rent related to a one-time charge for the termination of a facility lease in 2009. We generally do not incur landing fees for our ACMI business as the cost is borne by the customer.
     Depreciation and amortization increased $1.0 million, or 12.8%, primarily due to increased depreciation on 747-200 aircraft engines and spare parts related to a shortened fleet life for this aircraft type.
     Travel increased $1.3 million, or 20.0%, primarily due to an increase in crew travel related to the higher volume of Block Hours in 2010 and ground staff travel related to the startup of CMI for both SonAir and Boeing.
     Ground handling and airport fees increased $2.8 million, or 82.5%, primarily due to $1.7 million of higher rates for ground handling from flying to more costly locations and $0.9 million related to increased Commercial Charter activity.
     Gain on disposal of aircraft resulted from the sale of two spare engines during the three months ended June 30, 2010, that were previously held for sale.
     Other operating expenses increased $22.1 million, or 136.9%, primarily related to a $17.4 million accrual for anticipated legal settlements (see Note 7 to our Financial Statements), and a $1.6 million increase in commissions primarily related to increased AMC Charter revenue. We also experienced a $1.0 million increase in freight related to the movement of 747-200 spare parts and engines to be utilized on aircraft in lieu of incurring more costly repairs.
     Non-operating Expenses / (Income)
     The following table compares our Non-operating Expenses / (Income) for three months ended June 30 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Non-operating Expenses / (Income)
Interest income	$(5,224)	$(628)	$4,596	731.8%
Interest expense	10,150	11,344	(1,194)	(10.5)%
Capitalized interest	(3,517)	(3,083)	434	14.1%
Gain on consolidation of subsidiary	—	(113)	(113)	NM
Other expense (income), net	213	173	40	23.1%
     Interest income increased $4.6 million, or 731.8%, primarily due to the income generated from an increase in Long-term investments in debt securities (see Note 3 to our Financial Statements).

     Interest expense decreased $1.2 million, or 10.5%, due to reductions in debt balances of higher-rate debt through principal payments. Long- and short-term debt averaged approximately $551.3 million in 2010 compared to approximately $650.4 million in 2009.
     Capitalized interest increased $0.4 million, or 14.1%, primarily due to the offsetting effects of lower borrowings under our PDP financing facility on our 747-8F aircraft order and higher variable interest rates on the PDP financing facility during 2010.
     Gain on consolidation of subsidiary of $0.1 million represents the gain recorded on the conversion of GSS from the equity method of accounting to consolidation (see Note 2 to our Financial Statements).
     Other expense (income), net was relatively unchanged when compared to the same period in 2009.
     Income taxes. Our effective income tax rates were 46.9% and 40.8% for the three months ended June 30, 2010 and 2009, respectively. The difference between the effective rate and the statutory rate for the three months ended June 30, 2010 is primarily attributable to the accrual of a nondeductible expense related to anticipated legal settlements (see Note 7 to our Financial Statements). In addition, the effective rates in both periods differ from the statutory rate due to tax matters related to non-U.S. subsidiaries, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to the Company’s projected operating results for the year.
Segments
     The following table compares the Direct Contribution for our reportable segments (see Note 5 to our Financial Statements for the reconciliation to Operating income) for the three months ended June 30 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Direct Contribution:
ACMI	$30,894	$17,858	$13,036	73.0%
AMC Charter	35,666	23,102	12,564	54.4%
Commercial Charter	38,487	61	38,426	NM
Dry Leasing	1,255	(407)	1,662	208.4%

Total Direct Contribution	$106,302	$40,614	$65,688	161.7%

Unallocated income and expenses	$46,764	$22,889	$23,875	104.3%

ACMI Segment
     Direct Contribution relating to the ACMI segment increased $13.0 million, or 73.0%, primarily due to increased Block Hours and an improvement in heavy maintenance expense on 747-400 aircraft. Also contributing to the improvement in the ACMI segment was the increase in income from our investment in debt securities related to Atlas EETCs, which had the effect of reducing our ownership costs of 747-400s. Partially offsetting these improvements were higher crew costs and increased line maintenance from increased flying. During the second quarter of 2010, there was an average of 17.1 747-400 aircraft and no 747-200 aircraft supporting ACMI compared to an average of 17.0 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI in the second quarter of 2009.
AMC Charter Segment
     Direct Contribution relating to the AMC Charter segment increased $12.6 million, or 54.4%, primarily due to increased Revenue per Block Hour. Also contributing to the improvement in the AMC segment was the increase in income from our investment in debt securities related to Atlas EETCs, which has the effect of reducing our ownership costs of 747-400s. Partially offsetting the increase in AMC revenue were higher AMC commissions, heavy maintenance expense on 747-200s and aircraft fuel expense related to the increase in Block Hours, as well as a higher pegged fuel rate. During the second quarter of 2010, there was an average of 1.9 747-400 aircraft and 3.9 747-200 aircraft supporting AMC Charter compared to an average of 2.4 747-400 aircraft and 5.5 747-200 aircraft supporting AMC Charter in the second quarter of 2009.
Commercial Charter Segment
     Direct Contribution relating to the Commercial Charter segment increased $38.4 million, primarily due to increases in Commercial Charter Block Hours and yields. During the second quarter of 2010, we experienced increased Commercial Charter demand and higher cargo rates out of Asia compared to 2009. Partially offsetting the increase in revenue was an increase in aircraft fuel expense, reflecting higher fuel prices. The Commercial Charter segment also had increases in landing, overfly, parking and ground handling fees related to the increase in activity and the relatively more expensive profile of the destinations we served in 2010. We also experienced higher ownership costs from the incremental deployment of 747-400 aircraft to the Commercial Charter segment in the second quarter of 2010. However, the increase in Commercial Charter aircraft utilization in the second quarter of 2010 reduced unit ownership costs compared with 2009. During the second quarter of 2010, there was an average of 3.6 747-400 aircraft and 1.7 747-200 aircraft supporting Commercial Charter compared to an average of 2.3 747-400 aircraft and 1.3 747-200 aircraft supporting Commercial Charter in the second quarter of 2009.
Dry Leasing Segment
     Direct Contribution relating to the Dry Leasing segment increased $1.7 million, or 208.4%, primarily due to a $1.9 million increase in revenue from eight spare engine leases outstanding during the second quarter of 2010 and the Dry Lease of a 757-200SF that Titan acquired in the first quarter of 2010. During the second quarter of 2010, we had no 747-400 aircraft on Dry Lease compared to an average of 0.3 747-400 aircraft on Dry Lease to GSS during the second quarter of 2009, which represents a period in April 2009, prior to the consolidation of GSS.
Unallocated income and expenses
     Unallocated income and expenses increased $23.9 million, or 104.3%, primarily due to a $17.4 million accrual for anticipated legal settlements (see Note 7 to our Financial Statements)] and $3.9 million of increased personnel performance incentive accruals in the second quarter of 2010, as a result of better performance against the Company’s objectives.
Six Months Ended June 30, 2010 and 2009
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
     The table below sets forth selected Operating Statistics for the six months ended June 30:

			Increase /	Percent
	2010	2009	(Decrease)	Change
Block Hours
ACMI	41,154	35,145	6,009	17.1%
AMC Charter	10,594	9,478	1,116	11.8%
Commercial Charter	7,941	4,487	3,454	77.0%
Non revenue	362	106	256	241.5%

Total Block Hours	60,051	49,216	10,835	22.0%

Revenue Per Block Hour
ACMI	$5,813	$6,757	$(944)	(14.0)%
AMC Charter	21,787	16,735	5,052	30.2%
Commercial Charter	21,594	13,509	8,085	59.8%
Fuel
AMC
Average fuel cost per gallon	$2.68	$1.95	$0.73	37.4%
Fuel gallons consumed (000s)	31,750	29,274	2,476	8.5%
Commercial Charter and Scheduled Service
Average fuel cost per gallon	$2.31	$1.62	$0.69	42.6%
Fuel gallons consumed (000s)	27,274	14,998	12,276	81.9%

Fleet (average during the period)
ACMI	16.9	16.8	0.1	0.6%
AMC Charter	6.7	7.9	(1.2)	(15.2)%
Commercial Charter	4.3	3.0	1.3	43.3%
Dry Leasing	0.6	1.7	(1.1)	(64.7)%

Operating Aircraft	28.5	29.4	(0.9)	(3.1)%

Out-of-service*	0.3	1.9	(1.6)	(84.2)%

*	Out-of-service aircraft were temporarily parked during the period and are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.
Operating Revenue
     Our 2010 Operating Revenue reflects the consolidation of GSS beginning April 8, 2009. The following table compares our Operating Revenue for the six months ended June 30 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Operating Revenue
ACMI	$239,232	$237,470	$1,762	0.7%
AMC Charter	230,808	158,611	72,197	45.5%
Commercial Charter	171,481	60,615	110,866	182.9%
Dry Leasing	3,227	11,811	(8,584)	(72.7)%
Other	6,665	16,001	(9,336)	(58.3)%

Total Operating Revenue	$651,413	$484,508	$166,905	34.4%

     ACMI revenue increased slightly, $1.8 million, or 0.7%, in the first six months of 2010 compared to 2009. ACMI Block Hours were 41,154 in the first six months of 2010, compared to 35,145 in the first six months of 2009, an increase of 6,009 Block Hours, or 17.1%. The increase in Block Hours was driven by ACMI customers flying above their minimum guarantees during the first six months of 2010 compared to 2009, when customers flew below their minimum guarantees. Included in the increase in Block Hours was the startup of CMI passenger flights for SonAir. In addition, Block Hours increased as a result of the inclusion of three aircraft flown by GSS, which were previously reported as Dry Leasing, for the first six months of 2010 compared with the first three months in 2009. Partially offsetting these increases was the reduction in Block Hours flown due to the return of three ACMI aircraft in 2009 and one aircraft in 2010. Toward the end of the first quarter of 2009, two aircraft were returned by DHL and one from an ACMI customer. During the middle of the first quarter of 2010, one aircraft was returned by an ACMI customer whose contract had expired. The four returned aircraft were profitably redeployed into the high-yielding AMC Charter and Commercial Charter businesses. In the first six months of 2010, there was an average of 16.9 747-400 aircraft and no 747-200 aircraft supporting ACMI compared to an average of 16.6 747-400 aircraft and 0.2 747-200 aircraft for the comparable period in 2009. Revenue per Block Hour was $5,813 for the first six months of 2010, compared to $6,757 for the first six months of 2009, a decrease of $944 per Block Hour, or 14.0%. The decrease in Revenue per Block Hour primarily reflects our ACMI customers’ return from flying unusually low levels in the prior year, which were below minimums guarantees, to flying above their minimum guarantees during the first six months of 2010. In addition, during the first six months of 2009, ACMI customers that flew below their contractual Block Hours were billed for those unflown hours, thus increasing 2009 Revenue per Block Hour. It should be noted that CMI average Revenue per Block Hour will typically be lower as it does not include a component for aircraft ownership cost.
     AMC Charter revenue increased $72.2 million, or 45.5%, due to an increase in flying and an increase in Revenue per Block Hour. AMC Charter Block Hours were 10,594 in the first six months of 2010 compared to 9,478 in the first six months of 2009, an increase of 1,116 Block Hours, or 11.8%. The increase in Block Hours was primarily due to the increase in U.S. Military activity in Afghanistan. For the first six months of 2010, the AMC average “pegged” fuel price was $2.68 per gallon compared to an average “pegged” fuel price of $1.95 for the first six months of 2009. The increase in the “pegged” fuel price and the premium earned on M-ATV missions flown on our 747-400 aircraft in this segment were the primary drivers of the increase in AMC Charter Revenue per Block Hour from $16,735 for the first six months of 2009 to $21,787 for the first six months of 2010, an increase of $5,052 per Block Hour, or 30.2%. In the first half of 2010, there was an average of 2.5 747-400 aircraft and 4.2 747-200 aircraft supporting AMC Charter compared to an average of 1.8 747-400 aircraft and 6.1 747-200 aircraft for the comparable period in 2009. We will continue to shift aircraft between the AMC and Commercial Charter segments if AMC demand moderates during the second half of 2010 from the levels experienced during the first half of 2010.
     Commercial Charter revenue increased $110.9 million, or 182.9%, due to an increase in Revenue per Block Hour and an increase in flying. Revenue per Block Hour was $21,594 in the first six months of 2010, compared to $13,509 in 2009, an increase of $8,085 per Block Hour, or 59.8%. This increase was primarily due to strength in the Commercial Charter yields out of Asia as a continuing trend that developed in the fourth quarter of 2009, although the seasonal yields in 2010 were not as high as they were during the peak period in 2009. Commercial Charter Block Hours were 7,941 in the first six months of 2010, compared to 4,487 in the same period of 2009, representing an increase of 3,454 Block Hours, or 77.0%. There was an average of 2.9 747-400 aircraft and 1.4 747-200 aircraft supporting Commercial Charter in the first six months of 2010, compared to an average of 1.9 747-400 aircraft and 1.2 747-200 aircraft for the comparable period in 2009. The increase in Block Hours was the result of the redeployment of 747-400 aircraft returned from our ACMI operations and the flying of charters to and from South America. In addition, we have been able to increase the number of Commercial Charters from Asia to the U.S. as the return legs of one-way AMC missions, although we expect the use of one-way AMC missions to decline during the second half of 2010 if AMC demand is reduced. The deployment of 747-400 aircraft in Commercial Charter gives us a competitive advantage over other cargo airlines that primarily offer smaller and less efficient aircraft.
     Dry Leasing revenue decreased $8.6 million, or 72.7%, primarily due to a $11.8 million reduction related to the consolidation of GSS, partially offset by a $3.2 million increase in revenue from eight spare engine leases outstanding during the first six months of 2010 and the Dry Lease of a 757-200SF that Titan acquired at the beginning of March 2010. On April 8, 2009, upon the consolidation of GSS, three 747-400 aircraft that GSS utilizes to provide ACMI services to a customer and the associated revenue are now included in ACMI. The Dry Lease revenue for those aircraft that was previously reported in Dry Leasing was eliminated in consolidation after that date. During the first six months of 2010, we had no 747-400 aircraft on Dry Lease to third parties compared to the 1.7 747-400 aircraft Dry Leased to GSS during the first six months of 2009.
     Other revenue decreased $9.3 million, or 58.3%, primarily due to revenue from a $10.0 million termination penalty from DHL in March 2009 (see Note 2 to our Financial Statements).
Operating Expenses
     Our 2010 Operating Expenses reflect the consolidation of GSS beginning on April 8, 2009. The expense line items impacted are discussed below. The following table compares our Operating Expenses for the six months ended June 30 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Operating Expenses
Aircraft fuel	$148,115	$81,436	$66,679	81.9%
Salaries, wages and benefits	121,433	105,017	16,416	15.6%
Aircraft rent	76,333	75,094	1,239	1.6%
Maintenance, materials and repairs	71,220	70,823	397	0.6%
Landing fees and other rent	24,487	17,792	6,695	37.6%
Depreciation	17,646	15,516	2,130	13.7%
Travel	15,413	12,028	3,385	28.1%
Ground handling and airport fees	11,222	5,769	5,453	94.5%
Gain on disposal of aircraft	(3,380)	(957)	2,423	253.2%
Other	57,475	32,780	24,695	75.3%

Total Operating Expenses	$539,964	$415,298	$124,666	30.0%

     Aircraft fuel increased $66.7 million, or 81.9%, as a result of $27.2 million of increased consumption and approximately $39.5 million in fuel price increases. The average fuel price per gallon for the Commercial Charter business was approximately $2.31 for the first six months of 2010, compared to approximately $1.62 in 2009, an increase of 42.6%. Fuel consumption for this business increased by 12.3 million gallons, or 81.9%, commensurate with the increase in Block Hours operated. The average fuel price per gallon for the AMC Charter business was approximately $2.68 in the first six months of 2010, compared to approximately $1.95 in the first six months of 2009, an increase of 37.4%. AMC fuel consumption increased by 2.5 million gallons, or 8.5%, commensurate with the increase in Block Hours operated in that segment. We do not incur fuel expense in our ACMI business as the cost of fuel is borne by the customer.
     Salaries, wages and benefits increased $16.4 million, or 15.6%, primarily due to an increase in crew and ground staff costs of $12.9 million driven by higher Block Hours and increases in profit sharing and incentive compensation, as a result of better performance against the Company’s objectives. In addition, $3.5 million of the increase was related to the consolidation of GSS.
     Aircraft rent increased $1.2 million, or 1.6%, due to an increase in re-accommodated air service. Re-accommodated air costs are incurred in situations whereby we utilize other airlines to transport freight to airports that we do not serve directly.
     Maintenance, materials and repairs increased slightly by $0.4 million, or 0.6%, primarily due to increased line maintenance expense and other non-heavy maintenance expense of approximately $9.3 million and heavy airframe check expense of approximately $3.1 million, partially offset by a decrease in engine overhauls of approximately $12.0 million. Included in these changes was a $4.8 million increase related to the consolidation of GSS. Despite the same number of total C Checks, the savings on the reduced number of 747-400 C Checks was more than offset by higher costs associated with this type of maintenance in 2010, as well as higher costs for C Checks on 747-200 aircraft, which were more extensive and costly due to the age of the aircraft. The increase in line and other non-heavy maintenance expense was due to higher rates and increased Block Hours in the first six months of 2010 compared to 2009. Heavy maintenance events and engine overhauls for the six months ended June 30, 2010 and 2009 are listed in the following table:

			Increase /	Percent
Events	2010	2009	(Decrease)	Change
747-200 C Checks	2	—	2	100.0%
747-400 C Checks	6	8	(2)	(25.0)%
747-400 D Checks	2	2	—	NM
CF6-80 Engines	8	14	(6)	(42.9)%
     Landing fees and other rent increased $6.7 million, or 37.6%, due to higher AMC Charter and Commercial Charter Block Hours and from flying to more costly locations. Partially offsetting this increase was a $0.8 million decrease in building rent related to a one-time charge for the termination of our maintenance facility lease in 2009. We generally do not incur landing fees for our ACMI business as the cost is borne by the customer.
     Depreciation and amortization increased $2.1 million, or 13.7%, primarily due to increased depreciation on 747-200 aircraft engines and spare parts related to a shortened fleet life for this aircraft type.
     Travel increased $3.4 million, or 28.1%, primarily due to a $1.9 million increase in crew travel related to the higher volume of Block Hours in 2010. In addition, travel expense increased by $0.5 million related to the consolidation of GSS and

$1.0 million ground staff travel primarily related to the startup of CMI for both SonAir and Boeing.
     Ground handling and airport fees increased $5.5 million, or 94.5%, primarily due to $3.4 million of higher rates for ground handling from flying to more costly locations, $1.0 million related to increased Commercial Charter activity and $0.4 million related to the consolidation of GSS.
     Gain on disposal of aircraft resulted from the sale of three spare engines, that were previously held for sale and five retired engines during the six months ended June 30, 2010. The gain on disposal of aircraft reflects the sale of aircraft tail number N920FT and seven retired engines during the three months ended June 30, 2009.
     Other operating expenses increased $24.7 million, or 75.3%, primarily related to a $17.4 million accrual for anticipated legal settlements (see Note 7 to our Financial Statements), and a $3.4 million increase in commissions primarily related to increased AMC Charter flying and $0.7 million related to the consolidation of GSS. We also experienced a $1.1 million increase in freight related to the movement of spare 747-200 parts and engines to be utilized on aircraft in lieu of incurring more costly repairs.
     Non-operating Expenses / (Income)
     Our 2010 Non-operating Expenses / (Income) reflect the consolidation of GSS since April 8, 2009. The Non-operating Expenses / (Income) line items impacted are discussed below. The following table compares our Non-operating Expenses / (Income) for six months ended June 30 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Non-operating Expenses / (Income)
Interest income	$(9,130)	$(1,470)	$7,660	521.1%
Interest expense	20,220	23,011	(2,791)	(12.1)%
Capitalized interest	(6,606)	(6,120)	486	7.9%
Gain on early extinguishment of debt	—	(2,713)	(2,713)	(100.0)%
Gain on consolidation of subsidiary	—	(113)	(113)	(100.0)%
Other expense (income), net	(8,622)	319	8,941	2,802.8%
     Interest income increased $7.7 million, or 521.1%, primarily due to the income generated from an increase in Long-term investments in debt securities (see Note 3 to our Financial Statements).
     Interest expense decreased $2.8 million, or 12.1%, due to reductions in debt balances of higher-rate debt through principal payments. Long- and short-term debt averaged approximately $556.0 million in 2010 compared to approximately $657.5 million in 2009.
     Capitalized interest was relatively unchanged due to the offsetting effects of lower borrowings under our PDP financing facility on our 747-8F aircraft order and higher variable interest rates on the PDP financing facility during 2010.
     Gain on early extinguishment of debt of $2.7 million resulted from the prepayment of two term loans at a discount in March 2009.
     Gain on consolidation of subsidiary of $0.1 million represents the gain recorded on the conversion of GSS from the equity method of accounting to consolidation in April 2009 (see Note 2 to our Financial Statements).
     Other expense (income), net improved by $8.9 million, primarily due to an $8.8 million litigation settlement received during the first six months of 2010 (see Note 7 to our Financial Statements).
     Income taxes. Our effective income tax rates were 42.6% and 39.7% for the six months ended June 30, 2010 and 2009, respectively. The difference between the effective rate and the statutory rate for the six months ended June 30, 2010 is primarily attributable to the accrual of a nondeductible expense related to anticipated legal settlements (see Note 7 to our Financial Statements). In addition, the effective rates in both periods differ from the statutory rate due to tax matters related to non-U.S. subsidiaries, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to the Company’s projected operating results for the year.

Segments
     Beginning April 8, 2009, GSS’ results of operations are included in the ACMI segment (see Note 2 to our Financial Statements). Prior to that date, revenue from the Dry Leases to GSS was shown in the Dry Leasing segment. The following table compares the Direct Contribution for our reportable segments (see Note 5 to our Financial Statements for the reconciliation to Operating income) for the six months ended June 30 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Direct Contribution:
ACMI	$52,288	$43,723	$8,565	19.6%
AMC Charter	76,277	42,339	33,938	80.2%
Commercial Charter	52,167	2,377	49,790	2,094.7%
Dry Leasing	2,127	2,060	67	3.3%

Total Direct Contribution	$182,859	$90,499	$92,360	102.1%

Unallocated income and expenses	$70,652	$37,986	$32,666	86.0%

ACMI Segment
     Direct Contribution relating to the ACMI segment increased $8.6 million, or 19.6%. During the first six months of 2010, there was an average of 16.9 747-400 aircraft and no 747-200 aircraft supporting ACMI compared to an average of 16.6 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI in the first six months of 2009. ACMI Direct Contribution increased primarily due to an improvement in heavy maintenance expense on 747-400 aircraft, which is the primary aircraft of our ACMI segment. Also contributing to the improvement in the ACMI segment was the increase in income from our investment in debt securities related to Atlas EETCs, which had the effect of reducing our ownership costs for 747-400s. Partially offsetting these improvements were higher crew costs and increased line maintenance from increased flying and lower Revenue per Block Hour. Also impacting the ACMI segment were the results of operations for three 747-400 aircraft from the consolidation of GSS (beginning April 8, 2009), which were previously reported in the Dry Leasing segment.
AMC Charter Segment
     Direct Contribution relating to the AMC Charter segment increased $33.9 million, or 80.2%, primarily due to increased Revenue per Block Hour, as well as increased Block Hours. Partially offsetting the increase in AMC revenue were higher heavy maintenance expense on 747-200s, AMC commissions and aircraft fuel expense related to the increase in Block Hours, as well as a higher pegged fuel rate. In addition, ownership costs increased from the deployment of additional 747-400 aircraft to the AMC Charter segment in the first six months of 2010. During the first six months of 2010, there was an average of 2.5 747-400 aircraft and 4.2 747-200 aircraft supporting AMC Charter operations compared to an average of 1.8 747-400 aircraft and 6.1 747-200 aircraft supporting the AMC Charter business in the first six months of 2009.
Commercial Charter Segment
     Direct Contribution relating to the Commercial Charter segment increased $49.8 million, or 2,094.7%, primarily due to an increase in Commercial Charter Block Hours and yields. During the first six month of 2010, we experienced increased Commercial Charter demand and higher cargo rates out of Asia compared to the first six months of 2009. Partially offsetting the increase in revenue was an increase in aircraft fuel expense, reflecting higher fuel prices. The Commercial Charter segment also had increases in crew costs, landing, overfly, parking and ground handling fees related to the increase in activity and the relatively more expensive profile of the destinations we served in 2010. We also experienced higher ownership costs from the incremental deployment of 747-400 aircraft to the Commercial Charter segment in the first six months of 2010. However, the increase in Commercial Charter aircraft utilization in the first six months of 2010 reduced unit ownership costs compared with 2009. During the first six months of 2010, there was an average of 2.9 747-400 aircraft and 1.4 747-200 aircraft supporting Commercial Charter compared to an average of 1.9 747-400 aircraft and 1.2 747-200 aircraft supporting Commercial Charter in the first six months of 2009.
Dry Leasing Segment
     Direct Contribution relating to the Dry Leasing segment increased slightly by $0.1 million, or 3.3%, primarily due to an $3.2 million increase in revenue from eight spare engine leases outstanding during the first six months of 2010 and the Dry Lease of a 757-200SF that Titan acquired in the first quarter of 2010, partially offset by the consolidation of GSS. Beginning April 8, 2009, upon the consolidation of GSS, three 747-400 aircraft that GSS utilizes to provide ACMI services to a customer and the associated Direct Contribution that were previously reported in Dry Leasing are now included in ACMI. During the first six months of 2010, we had no 747-400 aircraft on Dry Lease compared to an average of 1.7 747-400 aircraft on Dry Lease to GSS during the first six months of 2009.
Unallocated income and expenses
     Unallocated income and expenses increased $32.7 million, or 86.0%, primarily due to a $17.4 million accrual for anticipated legal settlements (see Note 7 to our Financial Statements) and the receipt of a $10.0 million termination penalty from DHL in the first six months of 2009. In addition, we experienced $5.8 million of increased personnel performance incentive accruals in the first six months of 2010, as a result of better performance against the Company’s objectives. Partially offsetting these items was an $8.8 million litigation settlement received during the first six months of 2010 (see Note 7 to our Financial Statements).
Liquidity and Capital Resources
     At June 30, 2010, we had cash and cash equivalents of $604.0 million, compared to $613.7 million at December 31, 2009, a decrease of $9.7 million, or 1.6%. The decrease was driven by net cash used for investing activities of $127.1 million and net cash used for financing activities of $24.7 million, partially offset by cash provided by operating activities of $142.0 million.
     In February 2010, we purchased $100.1 million of debt securities as a Long-term investment classified as held-to-maturity securities based on our estimate of the long-term returns of buying these securities at a discount. It is our intention to hold these securities to maturity. The debt securities represent investments in Pass-through Trust Certificates related to EETCs issued by Atlas in 1998, 1999 and 2000 (see Note 3 to our Financial Statements).
     In April 2010, we entered into a second PDP financing facility, which provides us with $125.6 million of additional financing on a revolving basis for nine of the twelve 747-8F aircraft we have on order.
     In July 2010, we entered into a term loan which provides us with $120.3 million of long-term financing for the first 747-8F aircraft that will be delivered during the first quarter of 2011. The proceeds of the term loan will be used to make the final payments on the aircraft and to pay the amounts outstanding under our PDP financing facility related to those aircraft.
     We consider cash on hand and short-term investments, our PDP financing facilities and net cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures during 2010. Capital expenditures for the remainder of 2010 are expected to be approximately $163.9 million, including our 747-8F aircraft PDP requirements totaling approximately $115.1 million, of which approximately $59.9 million will be funded through our PDP facilities.
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
     Operating Activities. Net cash provided by operating activities for the first six months of 2010 was $142.0 million, compared to $90.4 million for 2009. The increase was primarily due an increase in net income, excluding non-cash items and accrued liabilities.
     Investing Activities. Net cash used for investing activities was $127.1 million for the first six months of 2010, consisting primarily of capital expenditures of $34.8 million, which included capitalized interest on our 747-8F aircraft order of $6.6 million, and $100.1 million of investments in debt securities, offset by the proceeds from the sale of engines of $4.6 million. All of our capital expenditures for the first six months of 2010 were funded through working capital. Net cash used for investing activities was $0.9 million for the first six months of 2009, consisting primarily of capital expenditures of $20.7 million, which included capitalized interest on our Boeing 747-8F aircraft order of $6.1 million, partially offset by $11.6 million related to the consolidation of GSS, the redesignation of short-term investments to cash of $4.6 million and proceeds from the sale of aircraft of $3.5 million. All of our capital expenditures for the first six months of 2009 were funded through working capital.
     Financing Activities. Net cash used for financing activities was $24.7 million for the first six months of 2010, which primarily reflects $21.7 million of payments on long-term debt obligations and $5.7 million in purchases of treasury stock to settle employment taxes on the vesting of restricted stock for management. Net cash used for financing activities was $27.3 million for the first six months of 2009, which primarily reflected $26.2 million of payments on long-term debt obligations.
Debt Agreements
     See the 2009 Annual Report on Form 10-K for a description of our debt obligations and amendments thereto.
     On April 29, 2010, Atlas entered into a $125.6 million revolving PDP financing facility (the “2010 PDP Facility”) with Nord/LB and DekaBank Deutsche Girozentrale as lenders (collectively, the “Lenders”) and Bank of Utah, as security trustee. The 2010 PDP Facility is intended to fund a portion of Atlas’ obligations to make pre-delivery deposit payments for the latter nine of the 747-8F aircraft currently on firm order and having delivery positions in 2011 through 2013 (the “PDP Aircraft”). With this transaction and the PDP facility that Atlas entered into in February 2008 (the “2008 PDP Facility”), we have arranged PDP financing for all twelve of the aircraft for which we are required to make PDPs pursuant to the Boeing 747-8F Agreement. Atlas’ obligations under both of the PDP facilities are guaranteed by AAWW.
     The 2010 PDP Facility is comprised of nine separate tranches, each corresponding to one of the PDP Aircraft. It is structured as a revolving credit facility under which Atlas may have outstanding a maximum of $125.6 million. It is secured by certain of Atlas’ rights in and to the Boeing 747-8F Agreement and four General Electric CF6-80 engines owned by Atlas. In connection with entering into the 2010 PDP Facility, Atlas has agreed to pay customary commitment and other fees. Drawings made under the 2010 PDP Facility will accrue interest, payable monthly, at one-month LIBOR plus a fixed rate per annum. The 2010 PDP Facility contains customary covenants and events of default. Upon the occurrence and during the continuance of an event of default, the outstanding obligations under the 2010 PDP Facility may be accelerated and become due and payable immediately. In connection with the 2010 PDP Facility, the 2008 PDP Facility was amended such that both facilities are cross-defaulted to and cross-collateralized with each other.
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
     On July 30, 2010, Atlas entered into the 2010 Term Loan in the amount of $120.3 million for a period of twelve years with a European financial institution. The 2010 Term Loan will be secured by a mortgage on a future 747-8F aircraft delivery. In connection with entering into the 2010 Term Loan, Atlas has agreed to pay usual and customary commitment and other fees. Drawings made under the 2010 Term Loan will accrue interest at a variable rate, payable quarterly, at three-month Libor plus a margin per annum, which is convertible to a fixed rate at Atlas’ option. The 2010 Term Loan contains customary covenants and events of default. Upon the occurrence and during the continuance of an event of default, the 2010 Term Loan is cross-defaulted to our PDP financing facilities.
Off-Balance Sheet Arrangements
     Fourteen of our twenty-eight operating aircraft are under operating leases (this excludes aircraft provided by CMI customers). Six are leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed price options were restructured to reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that would obligate us to absorb decreases in value or entitle us to participate in increases in the value of the aircraft. We have not consolidated any additional aircraft in the related trusts upon application of ASC 810, because we are not the primary beneficiary based on the fact that all fixed price options were restructured to reflect a fair market value purchase option. In addition, we reviewed the other eight Atlas aircraft that are under operating leases but not financed through a trust and determined that none of them would be consolidated upon the application of ASC 810. Our maximum exposure under all operating leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 6 to the audited consolidated financial statements in the AAWW Annual Report on Form 10-K.

     There were no changes in our off-balance sheet arrangements during the three months ended June 30, 2010.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2010. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          With respect to the fiscal quarter ended June 30, 2010, the information required in response to this Item is set forth in Note 7 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.
ITEM 6. EXHIBITS
     a. Exhibits
          See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.
Dated: August 3, 2010	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: August 3, 2010	/s/ Spencer Schwartz
Spencer Schwartz
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Atlas Air Worldwide Holdings, Inc. 2007 Incentive Plan (As Amended), filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.