Form 10-Q
period 2010-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2010-11-01
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2010, there were 25,887,367 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Atlas Air Worldwide Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$545,288	$613,740
Short-term investments	24,689	22,598
Accounts receivable, net of allowance of $1,781 and $2,412, respectively	65,282	58,530
Prepaid maintenance	30,660	30,848
Deferred taxes	3,059	6,689
Prepaid expenses and other current assets	24,277	24,608

Total current assets	693,255	757,013
Property and Equipment
Flight equipment	692,905	677,006
Ground equipment	28,619	26,107
Less: accumulated depreciation	(130,455)	(110,001)
Purchase deposits for flight equipment	331,572	296,658

Property and equipment, net	922,641	889,770
Other Assets
Long-term investments	124,507	18,980
Deposits and other assets	39,839	38,460
Lease contracts and intangible assets, net	34,680	36,650

Total Assets	$1,814,922	$1,740,873

Liabilities and Equity
Current Liabilities
Accounts payable	$22,480	$20,810
Accrued liabilities	136,839	107,907
Current portion of long-term debt	90,200	38,830

Total current liabilities	249,519	167,547
Other Liabilities
Long-term debt	347,642	526,680
Deferred taxes	88,942	74,501
Other liabilities	129,608	83,388

Total Other Liabilities	566,192	684,569
Commitments and contingencies (Note 6)
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 26,904,907 and 26,593,450 shares issued, 25,887,367 and 25,700,765, shares outstanding (net of treasury stock), at September 30, 2010 and December 31, 2009, respectively	269	266
Additional paid-in-capital	496,759	481,074
Treasury stock, at cost; 1,017,540 and 892,685 shares, respectively	(32,171)	(26,394)
Accumulated other comprehensive income	522	471
Retained earnings	531,106	430,856

Total stockholders’ equity	996,485	886,273
Noncontrolling interest	2,726	2,484

Total equity	$999,211	$888,757

Total Liabilities and Equity	$1,814,922	$1,740,873

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Operating Revenue
ACMI	$144,685	$121,473	$383,917	$358,943
AMC charter	72,506	78,613	303,314	237,224
Commercial charter	104,044	52,286	275,525	112,901
Dry leasing	2,157	335	5,384	12,146
Other	3,275	2,771	9,940	18,772

Total Operating Revenue	$326,667	$255,478	$978,080	$739,986

Operating Expenses
Aircraft fuel	74,221	47,486	222,336	128,922
Salaries, wages and benefits	56,244	52,271	177,677	157,288
Maintenance, materials and repairs	44,747	37,533	115,967	108,356
Aircraft rent	38,764	38,058	115,097	113,152
Landing fees and other rent	11,487	10,434	35,974	28,226
Depreciation and amortization	8,403	9,039	26,049	24,555
Travel	8,941	5,970	24,354	17,998
Ground handling and airport fees	6,423	4,941	17,645	10,710
Gain on disposal of aircraft	(161)	—	(3,541)	(957)
Other	22,702	21,118	80,177	53,898

Total Operating Expenses	271,771	226,850	811,735	642,148

Operating Income	54,896	28,628	166,345	97,838

Non-operating Expenses / (Income)
Interest income	(5,490)	(346)	(14,620)	(1,816)
Interest expense	10,176	11,063	30,396	34,074
Capitalized interest	(4,401)	(3,069)	(11,007)	(9,189)
Gain on early extinguishment of debt	—	—	—	(2,713)
Gain on consolidation of subsidiary	—	—	—	(113)
Other (income) expense, net	(614)	(699)	(9,236)	(380)

Total Non-operating Expenses / (Income)	(329)	6,949	(4,467)	19,863
Income before income taxes	55,225	21,679	170,812	77,975
Income tax expense	21,186	7,606	70,386	29,954

Net Income	34,039	14,073	100,426	48,021
Less: Net income / (loss) attributable to noncontrolling interests	235	(649)	176	(1,416)

Net Income Attributable to Common Stockholders	$33,804	$14,722	$100,250	$49,437

Earnings per share:
Basic	$1.31	$0.70	$3.90	$2.37

Diluted	$1.29	$0.70	$3.85	$2.35

Weighted average shares:
Basic	25,855	20,924	25,736	20,903

Diluted	26,143	21,131	26,038	21,026

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Cash Flows from Operating Activities:
Net Income Attributable to Common Stockholders	$100,250	$49,437
Net income / (loss) attributable to noncontrolling interests	176	(1,416)

Net Income	100,426	48,021
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	26,049	24,555
Amortization of debt discount	4,011	4,744
Amortization of operating lease discount	1,750	1,754
Amortization of debt issuance costs	219	220
Accretion of debt securities discount	(5,979)	—
Provision for allowance for doubtful accounts	75	215
Gain on short-term investments	—	(283)
Gain on early extinguishment of debt	—	(2,713)
Gain on consolidation of subsidiary	—	(113)
Gain on disposal of aircraft	(3,541)	(957)
Deferred taxes	18,071	30,548
Stock-based compensation expense	10,489	7,348
Changes in Operating Assets and Liabilities
Accounts receivable	(5,539)	4,768
Prepaids and other current assets	(6,576)	12,846
Deposits and other assets	(2,200)	(2,337)
Accounts payable and accrued liabilities	76,838	(2,979)

Net cash provided by operating activities	214,093	125,637
Cash Flows from Investing Activities:
Capital expenditures	(59,590)	(27,083)
Consolidation of subsidiary	—	11,612
Redesignation between short-term investments and cash	—	6,513
Investment in debt securities	(100,090)	—
Proceeds from short-term investments	4,374	—
Proceeds from sale of aircraft	5,018	3,525
Net cash used for investing activities	(150,288)	(5,433)

Cash Flows from Financing Activities:
Proceeds from stock option exercises	3,522	178
Proceeds from Harbinger stock sale	—	208
Purchase of treasury stock	(5,777)	(342)
Excess tax benefit (expense) from share-based compensation expense	1,677	(896)
Proceeds from loan	20,637	—
Payment of debt issuance costs	—	(4)
Payments on debt	(152,316)	(36,589)

Net cash used for financing activities	(132,257)	(37,445)
Net increase (decrease) in cash and cash equivalents	(68,452)	82,759
Cash and cash equivalents at the beginning of period	613,740	397,385

Cash and cash equivalents at the end of period	$545,288	$480,144

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income	Earnings	Equity	Interest	Equity
Balance at December 31, 2008	$219	$(26,009)	$355,185	$(736)	$353,080	$681,739	$—	$681,739
Net Income Attributable to Common Stockholders	—	—	—	—	49,437	49,437	(1,416)	48,021
Other comprehensive income	—	—	—	1,229	—	1,229	140	1,369

Comprehensive income	—	—	—	—	—	50,666	—	49,390
Consolidation of subsidiary	—	—	—	—	—	—	3,953	3,953
Stock option and restricted stock compensation	—	—	7,348	—	—	7,348	—	7,348
Purchase of 20,313 shares of treasury stock	—	(342)	—	—	—	(342)	—	(342)
Exercise of 10,398 employee stock options	—	—	178	—	—	178	—	178
Issuance of 51,028 shares of restricted stock	1	—	(1)	—	—	—	—	—
Reversal of prior year deferred tax	—	—	1,607	—	—	1,607	—	1,607
Tax expense on restricted stock and stock options	—	—	(896)	—	—	(896)	—	(896)
Proceeds from Harbinger stock sale	—	—	208	—	—	208	—	208

Balance at September 30, 2009	$220	$(26,351)	$363,629	$493	$402,517	$740,508	$2,677	$743,185

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income	Earnings	Equity	Interest	Equity
Balance at December 31, 2009	$266	$(26,394)	$481,074	$471	$430,856	$886,273	$2,484	$888,757
Net Income Attributable to Common Stockholders	—	—	—	—	100,250	100,250	176	100,426
Other comprehensive loss	—	—	—	51	—	51	66	117

Comprehensive income	—	—	—	—	—	100,301	—	100,543
Stock option and restricted stock compensation	—	—	10,489	—	—	10,489	—	10,489
Purchase of 124,855 shares of treasury stock	—	(5,777)	—	—	—	(5,777)	—	(5,777)
Exercise of 111,320 employee stock options	—	—	3,522	—	—	3,522	—	3,522
Issuance of 200,137 shares of restricted stock	3	—	(3)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	1,677	—	—	1,677	—	1,677

Balance at September 30, 2010	$269	$(32,171)	$496,759	$522	$531,106	$996,485	$2,726	$999,211

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2010
1. Basis of Presentation
     Atlas Air Worldwide Holdings, Inc. (“AAWW”) is a holding company with a wholly-owned principal operating subsidiary, Atlas Air, Inc. (“Atlas”). AAWW also has wholly-owned subsidiaries to dry lease aircraft and engines (collectively referred to as “Titan”). AAWW has a 51% equity interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). In addition, Atlas dry leases aircraft to Global Supply Systems Limited (“GSS”), of which AAWW has a 49% ownership interest. GSS became a consolidated subsidiary on April 8, 2009. Previously, GSS was accounted for under the equity method. AAWW, Atlas, Titan and GSS are referred to collectively as the “Company”.
     The Company provides air cargo and outsourced aircraft operating solutions throughout the world, serving Asia, the Middle East, Australia, Europe, South America, Africa and North America through: (i) contractual lease arrangements, including contracts through which the Company provides aircraft to customers and value-added services, including crew, maintenance and insurance (“ACMI”) as well as contracts through which the Company provides crew, maintenance and insurance, with the customer providing the aircraft (“CMI”); (ii) military charter services (“AMC Charter”); (iii) seasonal, commercial and ad-hoc charter services (“Commercial Charter”); and (iv) dry leasing or sub-leasing of aircraft and engines (“Dry Leasing” or “Dry Lease”).
     The accompanying unaudited consolidated financial statements (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently, exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Financial Statements include the accounts of AAWW and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009, included in the AAWW Annual Report on Form 10-K, which included additional disclosures and a summary of the Company’s significant accounting policies. In the opinion of management, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009, cash flows for the nine months ended September 30, 2010 and 2009 and shareholders’ equity as of and for the nine months ended September 30, 2010 and 2009.
     The Company’s quarterly results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.
     Except for per share data, all dollar amounts are in thousands unless otherwise noted.
2. Summary of Significant Accounting Policies
Assets Held for Sale
          In December 2009, three spare engines that were recently overhauled were listed for sale by the Company and were accounted for as assets held for sale. Depreciation on these engines ceased as of December 31, 2009. In January 2010, the Company sold one of the engines for $1.3 million and recorded a gain of $0.9 million. In May 2010, the Company sold the remaining two engines for $2.8 million and recorded a gain of $2.2 million. The aggregate carrying value of spare engines held for sale at September 30, 2010 and December 31, 2009 was zero and $1.0 million, respectively, which was included within Prepaid expenses and other current assets in the consolidated balance sheets.
Property and Equipment, net
     Included in purchase deposits for flight equipment was capitalized interest of $39.6 million and $28.6 million at September 30, 2010 and December 31, 2009, respectively.

Escrow Deposits and Letters of Credit
     At September 30, 2010 and December 31, 2009, the Company had $6.5 million and $6.2 million, respectively, for certain deposits required in the normal course of business for items including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits, insurance and cash pledged under standby letters of credit related to collateral. These amounts are included in Deposits and other assets in the consolidated balance sheets.
Investments
     GSS
     The Company holds a 49% interest in GSS, a private company. Atlas dry leases three owned aircraft to GSS, which provide for payment of rent and a provision for maintenance costs associated with the aircraft. GSS provides ACMI services for three 747-400 freighter aircraft to British Airways Plc (“British Airways”).
     Prior to April 8, 2009, the Company accounted for GSS under the equity method and reported the revenue from GSS as Dry leasing revenue in the consolidated statements of operations. Total Dry leasing revenue for these aircraft included in the consolidated statements of operations was zero for the three months ended September 30, 2010 and 2009, respectively. Total Dry leasing revenue for these aircraft was zero and $11.8 million for the nine months ended September 30, 2010 and 2009, respectively.
     Polar
     AAWW holds a 51% equity interest and a 75% voting interest in Polar. Polar provides air cargo capacity to its customers, including DHL Network Operations (USA), Inc. (“DHL”), through a blocked-space agreement which began on October 27, 2008 (“the Commencement Date”). The aggregate carrying value of the Polar investment at September 30, 2010 and December 31, 2009 was $5.3 million and $5.4 million, respectively, and was included within Deposits and other assets in the consolidated balance sheets.
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
     Total revenue from Express Network ACMI with Polar was $47.2 million and $42.9 million for the three months ended September 30, 2010 and 2009, respectively, and $139.0 million and $140.2 million for the nine months ended September 30, 2010 and 2009, respectively, which was included in ACMI revenue in the consolidated statements of operations. Total revenue from shared services as well as sales and ground support services was $2.8 million and $2.6 million for the three months ended September 30, 2010 and 2009, respectively, and $8.5 million and $8.2 million for the nine months ended September 30, 2010 and 2009, respectively, which was included in Other revenue in the consolidated statements of operations. At September 30, 2010 and December 31, 2009, the Company had receivables from Polar of $3.5 million and $2.9 million, respectively, which were included in Accounts receivable in the consolidated balance sheets. Accounts payable to Polar were $2.8 million and $5.1 million at September 30, 2010 and December 31, 2009, respectively, and were included in Accounts payable in the consolidated balance sheets. The Company incurred expense under the general sales and service agreement of $0.5 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and $1.6 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively, which was included in Ground handling and airport fees in the consolidated statements of operations.

Concentration of Credit Risk and Significant Customers
     Polar accounted for 32.6% and 35.3% of the Company’s ACMI revenue and 15.3% and 17.8% of the Company’s total revenue for the three months ended September 30, 2010 and 2009, respectively. Polar accounted for 36.2% and 39.1% of the Company’s ACMI revenue and 15.1% and 20.1% of the Company’s total revenue for the nine months ended September 30, 2010 and 2009, respectively. United States Military Airlift Mobility Command (“AMC”) charters accounted for 22.2% and 30.8% of the Company’s total revenue for the three months ended September 30, 2010 and 2009, respectively, and 31.0% and 32.1% for the nine months ended September 30, 2010 and 2009, respectively. Accounts receivable from AMC were $10.6 million and $13.0 million at September 30, 2010 and December 31, 2009, respectively. The International Airline of United Arab Emirates (“Emirates”) accounted for 9.7% and 11.4% of the Company’s total revenue for the three months ended September 30, 2010 and 2009, respectively and 8.3% and 11.3% of the Company’s total revenue for the nine months ended September 30, 2010 and 2009, respectively. Emirates accounted for 21.9% and 23.9% of the Company’s ACMI revenue for the three months ended September 30, 2010 and 2009, respectively and 21.0% and 23.2% of the Company’s ACMI revenue for the nine months ended September 30, 2010 and 2009, respectively. Accounts receivable from Emirates were $9.0 million and $13.0 million at September 30, 2010 and December 31, 2009, respectively. No other customer accounted for 10% or more of the Company’s total operating revenue or accounts receivable during these periods.
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
Recent Accounting Pronouncements
     On January 1, 2010, the Company adopted the amendments to Accounting Standards Codification (“ASC”) 820, Fair Value Measures and Disclosures (“ASC 820”). These amendments require additional disclosures for amounts transferred in and out of Level 1 and 2 fair value measurements, as well as requiring fair value measurement disclosures for each class of assets and liabilities. The adoption of the amended provisions of ASC 820 did not have any impact on the Company’s financial condition or results of operations. Additional disclosure requirements in Level 3 fair value measurements, including purchases, sales, issuances and settlements on a gross basis, will be effective for interim and annual reporting periods beginning after December 15, 2010 and will be adopted as of January 1, 2011. The adoption of the amended provisions of ASC 820 is not expected to have any impact on the Company’s financial condition or results of operations.
     On January 1, 2010, the Company adopted the amendments to ASC 810, Consolidation (“ASC 810”). These amendments primarily included: (i) amending the guidance for determining whether an entity is a variable interest entity (“VIE”); and (ii) amending the criteria for identification of the primary beneficiary of a VIE. ASC 810 also requires the Company to continually reassess whether it is the primary beneficiary of a VIE and requires certain enhanced disclosures in the financial statements about the Company’s relationships with VIEs. The adoption of the amended provisions of ASC 810 did not have any impact on the Company’s financial condition or results of operations.
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

The following table presents the carrying value, gross unrealized gains and fair value of long-term investments by contractual maturity as of:

	September 30, 2010			December 31, 2009
		Gross			Gross
	Carrying	Unrealized		Carrying	Unrealized
	Value	Gains	Fair Value	Value	Gains	Fair Value
Debt securities
Due after five but within ten years	$55,956	$12,391	$68,347	$2,659	$2,128	$4,787
Due after ten years	68,551	21,639	90,190	16,321	8,918	25,239

Total	$124,507	$34,030	$158,537	$18,980	$11,046	$30,026

     The Company has estimated the fair value for these debt securities utilizing a discounted cash flow analysis based on the contractual cash flows of the investments and a discount rate derived from unadjusted quoted interest rates for debt securities with a comparable life and credit risk.
4. Accrued Liabilities
     Accrued liabilities consisted of the following at:

	September 30, 2010	December 31, 2009
Maintenance	$37,136	$34,029
Salaries, wages and benefits	31,959	30,877
Aircraft fuel	19,200	12,656
Other	48,544	30,345

Total accrued liabilities	$136,839	$107,907

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
     Management allocates the costs attributable to aircraft operation and ownership among the various segments based on the aircraft type and activity levels in each segment. In addition, certain ownership costs are directly apportioned to the ACMI segment. Other allocation methods are standard activity-based methods that are commonly used in the industry.
     Since April 8, 2009, GSS’ results of operations have been included in the ACMI segment and Dry Lease revenue from GSS has been eliminated upon consolidation. Prior to that date, revenue from the Dry Leases to GSS was shown in the Dry Leasing segment.
     The ACMI segment provides aircraft, crew, maintenance and insurance services to customers. Also included in the ACMI segment are the results of operations for CMI, which began in the second quarter of 2010. CMI provides crew, maintenance and insurance services, with the customer providing the aircraft. Under both services, the customers utilize an insured and maintained aircraft with crew in exchange for a guaranteed monthly level of operation at a predetermined rate for a defined period of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel. The Direct Contribution from Express Network ACMI flying is reflected as ACMI.

     The AMC Charter segment provides full-planeload charter flights to the U.S. Military. In addition, the Company also earns commissions on subcontracting certain flying of oversized cargo, or in connection with flying cargo into areas of military conflict where the Company cannot perform these services on its own. Revenue from the AMC Charter business is typically derived from one-year contracts on a cost-plus basis with the AMC. The Company’s current AMC contract was initially scheduled to run from October 1, 2009 through September 30, 2010. However, the U.S. Military has extended the current fiscal year contract through December 31, 2010. The AMC Charter business is similar to the Commercial Charter business in that the Company is responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price paid for fuel consumed during AMC flights is fixed by the U.S. Military. The Company receives reimbursement from the AMC each month if the price of fuel paid by the Company to vendors for AMC missions exceeds the fixed price. Alternatively, if the price of fuel paid by the Company is less than the fixed price, the Company pays the difference to the AMC each month.
     The Commercial Charter segment provides aircraft charters to freight forwarders, airlines and other air cargo customers. Charters are often paid in advance and the Company typically bears the direct operating costs.
     The Dry Leasing segment provides for the leasing of aircraft and engines to customers.
     Other represents revenue for services that are not allocated to any segment, which includes administrative and management support services, flight simulator training and the one-time termination fee from DHL in March 2009 (see Note 2).
     The following table sets forth revenue and Direct Contribution for the Company’s reportable business segments reconciled to Operating Income and Income before Income Taxes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Operating Revenue:
ACMI	$144,685	$121,473	$383,917	$358,943
AMC Charter	72,506	78,613	303,314	237,224
Commercial Charter	104,044	52,286	275,525	112,901
Dry Leasing	2,157	335	5,384	12,146
Other	3,275	2,771	9,940	18,772

Total Operating Revenue	$326,667	$255,478	$978,080	$739,986

Direct Contribution:
ACMI	$34,809	$21,092	$87,097	$64,814
AMC Charter	18,819	27,340	95,096	69,679
Commercial Charter	26,205	2,837	78,372	5,213
Dry Leasing	1,565	(1,046)	3,692	1,014

Total Direct Contribution for Reportable Segments	81,398	50,223	264,257	140,720

Add back (subtract):
Unallocated income and expenses	(26,334)	(28,544)	(96,986)	(66,528)
Gain on early extinguishment of debt	—	—	—	2,713
Gain on consolidation of subsidiary	—	—	—	113
Gain on disposal of aircraft	161	—	3,541	957

Income before Income Taxes	55,225	21,679	170,812	77,975

Add back (subtract):
Interest income	(5,490)	(346)	(14,620)	(1,816)
Interest expense	10,176	11,063	30,396	34,074
Capitalized interest	(4,401)	(3,069)	(11,007)	(9,189)
Gain on early extinguishment of debt	—	—	—	(2,713)
Gain on consolidation of subsidiary	—	—	—	(113)
Other, net	(614)	(699)	(9,236)	(380)

Operating Income	$54,896	$28,628	$166,345	$97,838

6. Commitments and Contingencies
     In September 2006, Atlas and The Boeing Company (“Boeing”) entered into an agreement for the purchase by Atlas of 12 747-8F aircraft (the “Boeing 747-8F Agreement”). The Boeing 747-8F Agreement provides for deliveries of the aircraft to begin in 2010, with all 12 deliveries originally contractually scheduled for delivery by the end of 2011. In addition, the Boeing 747-8F Agreement provides Atlas with rights to purchase up to an additional 14 747-8F aircraft, of which one is being held under option with a designated delivery month. In October 2009, Boeing announced a delay and proposed a new delivery schedule for Atlas’ deliveries.
     On March 1, 2010, the Company entered into an agreement with Boeing to reschedule the delivery of its 747-8F aircraft and option aircraft under the Boeing 747-8F Agreement with the first delivery occurring in early 2011. Expenditures, as well as estimated amounts for contractual price escalations and advance payments, are $99.8 million for the remainder of 2010, $805.7 million in 2011, $546.0 million in 2012 and $196.9 million in 2013.
     In September 2010, Boeing announced a further delay and proposed a new delivery schedule for certain of Atlas’ deliveries. Boeing and the Company have agreed to suspend payments for the delayed aircraft under the above agreement until a revised delivery and payment schedule has been agreed upon.
7. Labor and Legal Proceedings
Labor
     Crewmembers of Atlas and Polar are represented by the International Brotherhood of Teamsters (“IBT”). These employees represented approximately 51.6% of the Company’s workforce as of September 30, 2010. The Company is subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of its employees.
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
     The Company received the integrated seniority lists and the parties are in negotiations for a SCBA. In accordance with the provisions of both the Atlas and Polar contracts, if any open contract issues remain after nine months of bargaining from the date the integrated seniority lists were tendered to the Company, those issues are to be resolved by final and binding interest arbitration. This period of bargaining has been extended by mutual agreement of the parties. Although the Company and the IBT have continued to negotiate and have reached a tentative agreement on many outstanding issues, an arbitrator has been assigned. The arbitration hearings are scheduled to begin in December 2010 and are expected to last through the end of 2010.
     On February 3, 2009, the IBT was certified as the collective bargaining representative of the dispatchers employed by Atlas and Polar. The Company and the IBT began formal negotiations in August 2009 regarding the first collective bargaining agreement for the dispatchers. Other than the crewmembers and dispatchers, there are no other Atlas or Polar employees represented by a union.
Legal Proceedings
Department of Justice Investigation and Related Litigation
     On September 2, 2010, Polar Air Cargo LLC (“Old Polar”) entered into a plea agreement with the United States Department of Justice (the “DOJ”) relating to the previously disclosed DOJ investigation concerning alleged manipulation by cargo carriers of fuel surcharges and other rate components for air cargo services (the “DOJ Investigation”). Under the terms of the agreement, Old Polar will pay a fine of $17.4 million, payable in five annual instalments. The plea agreement is subject to court approval and the fine relates to an alleged agreement by Old Polar with respect to fuel surcharges on cargo shipped from the United States to Australia during the time period from January 2000 through April 2003. During the second quarter of 2010, the Company recorded a $17.4 million provision for this matter. The hearing on the plea agreement before the United States District Court for the District of Columbia is scheduled to resume on November 15, 2010.
     As a result of the DOJ Investigation, the Company and Old Polar have been named defendants, along with a number of other cargo carriers, in several class actions in the United States arising from allegations about the pricing practices of a number of air cargo carriers that have now been consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company and Old Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges, in violation of United States, state, and European Union antitrust laws. The suit seeks treble damages and injunctive relief. The defendants moved to dismiss the consolidated complaint, and on September 26, 2008, the Magistrate Judge who heard the motion to dismiss issued a decision recommending that the Federal District Court Judge grant the defendants’ motion to dismiss. The Magistrate Judge recommended that plaintiffs’ claims based on the United States antitrust laws be dismissed without prejudice so that plaintiffs have an opportunity to cure the defects in their complaint by pleading more specific facts, if they have any, relevant to their federal claims. The Magistrate Judge recommended that the plaintiffs’ claims based on state and European Union laws be dismissed with prejudice. Both plaintiffs and defendants objected to portions of the Magistrate Judge’s Report and Recommendation. On August 21, 2009, the Federal District Court Judge issued an opinion and order, accepting the Magistrate Judge’s Report and Recommendation, except for the Magistrate Judge’s recommendation that the complaint be dismissed in its entirety, instead maintaining the claims under the United States antitrust laws on the grounds that the consolidated complaint was sufficiently detailed to withstand a motion to dismiss. Old Polar and the other defendants moved for reconsideration of that portion of the Federal District Court Judge’s decision which motion was denied on March 22, 2010. Pre-trial discovery is currently in progress, although the DOJ has recently moved to intervene and stay much of the pre-trial discovery for five months while it concludes its investigation.
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
     The Company, Old Polar and a number of other cargo carriers have also been named as defendants in civil class action suits in the provinces of Ontario and Quebec, Canada that are substantially similar to the class action suits in the United States. The Company is unable to reasonably predict the outcome of this litigation. If Old Polar was to incur an unfavorable outcome in connection with one or more of the matters described above, such outcome is not expected to materially affect the Company’s business, financial condition, results of operations, and/or cash flows.
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

Brazilian Customs Claim
     Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, currently are for approximately $11.7 million and $6.4 million, respectively, plus interest based on September 30, 2010 exchange rates.
     In both cases, the Company believes that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, the Company may seek appropriate indemnity from the shipper in each claim as necessary.
     The Company is currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect the Company’s financial condition, results of operations or cash flows.
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
     On September 21, 2009, Atlas Transport instituted a trademark infringement lawsuit against the Company in the regional court in Hamburg, Germany. The amended complaint alleges that Atlas Air has been unlawfully using Atlas Transport’s trademark in Germany without permission and should be required to render information on the scope of use and pay compensation. In a supplementary motion, Atlas Transport asserts a cease and desist claim against Atlas Air, to be considered in the event that the court denies the claim for compensation. The next court hearing is scheduled for December 14, 2010. The Company has contested Atlas Transport’s allegations and intends to defend itself vigorously in that lawsuit to protect its own, longstanding trademark rights.
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
     The Company has certain other contingencies resulting from labor grievances and contract administration, litigation, and claims incident to the ordinary course of business. Management believes that the ultimate disposition of such other contingencies is not expected to materially affect the Company’s financial condition, results of operations or cash flows.
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
     The Company adjusted its Level 1 fair value measurement of the Reserve Primary Fund at December 31, 2009 by reducing the value of the fund by an estimate of the losses incurred by the Reserve Primary Fund related to its holdings in Lehman Brothers Holdings, Inc. The Company collected its outstanding investment in the Primary Fund in August 2010.
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
     The following table summarizes the carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$545,288	$545,288	$545,288	$—	$—
Short-term investments	24,689	24,689	20,000	—	4,689
Long-term investments	124,507	158,537	—	—	158,537

	$694,484	$728,514	$565,288	$—	$163,226

Liabilities
1998 EETCs	$148,723	$166,957	$—	$—	$166,957
1999 EETCs	101,244	114,612	—	—	114,612
2000 EETCs	59,216	64,461	—	—	64,461
PDP financing facility	46,871	46,862	—	—	46,862
Term loans	81,788	83,298	—	—	83,298

	$437,842	$476,190	$—	$—	$476,190

	December 31, 2009
	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$613,740	$613,740	$613,740	$—	$—
Short-term investments	22,598	22,598	20,000	—	2,598
Long-term investments	18,980	30,026	—	—	30,026

	$655,318	$666,364	$633,740	$—	$32,624

Liabilities
1998 EETCs	$159,215	$155,555	$—	$—	$155,555
1999 EETCs	107,245	109,197	—	—	109,197
2000 EETCs	61,341	60,651	—	—	60,651
PDP financing facility	153,799	153,882	—	—	153,882
Term loans	83,910	86,028	—	—	86,028

	$565,510	$565,313	$—	$—	$565,313

9. Earnings Per Share
     Basic earnings per share (“EPS”) represent net income divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive restricted shares and options that were out of the money and excluded for the three and nine months ended September 30, 2010 and 2009, were zero and 0.1 million, respectively.
     The calculations of basic and diluted EPS for the periods described below were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator:
Net Income Attributable to Common Stockholders	$33,804	$14,722	$100,250	$49,437

Denominator:
Basic EPS weighted average shares outstanding	25,855	20,924	25,736	20,903
Effect of dilutive stock options and restricted stock	288	207	302	123

Diluted EPS weighted average shares outstanding	26,143	21,131	26,038	21,026

EPS:
Basic	$1.31	$0.70	$3.90	$2.37

Diluted	$1.29	$0.70	$3.85	$2.35

     Diluted shares are calculated per ASC 260, Earnings per Share, and reflect the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include 0.2 million and 0.3 million restricted shares and units in which performance or market conditions were not satisfied for the three and nine months ended September 30, 2010, respectively, and 0.3 million for both the three and nine months ended September 30, 2009.
10. Income Taxes
     The Company’s effective income tax rates were 38.4% and 35.1% for the three months ended September 30, 2010 and 2009, respectively, and were 41.2% and 38.4% for the nine months ended September 30, 2010 and 2009, respectively. The effective rates differ from the U.S. Federal statutory rate due to non-U.S. subsidiaries tax matters, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to the Company’s projected operating results for the year. The increase in the effective tax rates for the three month period ended September 30, 2010 was primarily attributable to a one-time benefit recorded in 2009 related to the recovery of the Company’s investment in a foreign subsidiary. The increase in the effective tax rates for the nine month period ended September 30, 2010 was primarily attributable to a one-time benefit recorded in 2009 related to the recovery of the Company’s investment in a foreign subsidiary and the accrual of a nondeductible expense in 2010 related to legal settlements (see Note 7).

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
     Global airfreight demand is highly correlated with global gross domestic product. The slowdown in global economic activity in 2008 and 2009 resulted in an unprecedented decline in airfreight volumes during the second half of 2008 that continued into the first half of 2009. In contrast, improving economic conditions, inventory restocking and new product demand in the fourth quarter of 2009 and the first three quarters of 2010 have generated encouraging trends for airfreight demand and yields, which was consistent with a tight supply during those periods. During the second and third quarters of 2010, airfreight demand exceeded pre-recession levels.
     We believe that our existing fleet of 22 modern, high-efficiency 747-400 aircraft represents one of the most efficient freighter fleets in the market. Our primary placement for these aircraft will continue to be long-term ACMI outsourcing contracts with high-credit-quality customers, as evidenced recently by the two new ACMI contracts we entered into during the third quarter of 2010. We will opportunistically displace further 747-200 AMC and Commercial Charter flying to the extent we do not have demand for these aircraft.
     Our growth plans are focused on the further enhancement of our ACMI market position with our order of 12 new, state-of-the-art 747-8F aircraft. We expect Boeing to begin delivery of these aircraft to us in the middle of 2011. We are currently the only operator offering these aircraft to the ACMI leasing market. In addition to our order, we also hold rights to purchase up to an additional 14 747-8F aircraft, providing us with flexibility to further expand our fleet in response to market conditions.
     We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry. The relative operating cost efficiency of our current 747-400F aircraft and future 747-8F aircraft, including their superior fuel efficiency, capacity and loading capabilities, create a compelling value proposition for our customers and position us well to manage market conditions and for future growth.
     Our primary service offerings are:
     Aircraft leasing and related services, which encompass the following:
•	ACMI, whereby we provide outsourced aircraft operating solutions including the provision of crew, maintenance and insurance for the aircraft, while customers assume fuel, demand and yield risk. ACMI contracts typically range from three to five years for 747-400s. Also included within ACMI is the provision of Express Network ACMI, whereby we provide dedicated 747-400 aircraft to Polar that service the requirements of DHL’s global express operations and meet the needs of other Polar customers. Beginning on April 8, 2009, we consolidated GSS, and the aircraft that are Dry Leased to GSS are now included within ACMI;
•	CMI, which is part of our ACMI business segment, whereby we provide outsourced operating solutions including the provision of crew, maintenance and insurance, while customers provide the aircraft and assume fuel, demand and yield risk. We began performing CMI services during the second quarter of 2010; and
•	Dry Leasing, whereby we provide aircraft and/or engine leasing solutions to third parties for one or more dedicated aircraft or engines.
     Charter services, which encompass the following:
•	AMC Charter services, whereby we provide air cargo services for the AMC; and
•	Commercial Charter, whereby we provide aircraft charters to customers, including brokers, freight forwarders, direct shippers and airlines.
     We look to achieve our strategy through:
•	Delivering superior service quality to our valued customers;
•	Actively managing our fleet with a focus on leading-edge aircraft;
•	Focusing on securing long-term contracts with attractive terms;
•	Driving significant ongoing efficiencies and productivity improvements;
•	Selectively pursuing and evaluating future aircraft acquisitions and alliances; and
•	Building our brand and increasing market share.
     See “Business Overview” and “Business Strategy” in our 2009 Annual Report on Form 10-K for additional information.

Financial Overview and Business Developments
     Our Results of Operations for the nine months ended September 30, 2010, compared to the same period in 2009, reflect the consolidation of GSS in our operating results since April 2009. Our 2010 Operating Statistics, Operating Revenue and Operating Expenses reflect the consolidation of GSS in ACMI. From January 1, 2009 through April 8, 2009, GSS was accounted for under the equity method and the revenue generated by the three aircraft dry leased to GSS was reflected in Dry Leasing (see Note 2 to our Financial Statements).
     The positive trends that developed in late 2009 continued in the first three quarters of 2010. ACMI customers continued to fly above their minimum contractual Block Hour guarantees during the first three quarters of 2010, compared to the first three quarters of 2009 when ACMI customers flew below their minimum guarantees.
     On May 31, 2010, we began to fly on a CMI basis for SonAir — Serviço Aéreo, S.A. (“SonAir”), an agent of the United States-Africa Energy Association. SonAir is a wholly owned subsidiary of the Sonangol Group, the multinational energy company of Angola. This service, known as the “Houston Express”, operates three weekly nonstop roundtrip flights between Houston, Texas and Luanda, Angola on two newly customized 747-400 aircraft provided by SonAir. Since it began operations, the Houston Express has flown above its contractual minimum guarantee. In addition, we seek to expand the utilization of the aircraft by flying commercial passenger charters.
     In February 2010, we signed a nine-year CMI agreement with Boeing to operate their Dreamlifter fleet of four 747-400 aircraft. These aircraft have been modified to transport major assemblies for the 787 Dreamliner from suppliers around the world to Boeing production facilities in the United States. On July 20, 2010, we took delivery of the first of four Dreamlifters from Boeing and began CMI service for them. As of October 15, 2010, we have taken delivery of all four Dreamlifters and have begun to place them into service. As production of the 787 Dreamliner ramps up, all four will be utilized to their contractual levels.
     On July 23, 2010, we signed an ACMI agreement with British Airways Plc to operate three 747-8F aircraft through GSS. The contract is scheduled to begin in 2011 when we take delivery of the 747-8F aircraft from Boeing.
     On September 15, 2010, we began ACMI flying for TNT Airways (“TNT”), the Belgium-based aviation division of TNT, N.V. Under the ACMI agreement, we provide service for TNT’s international express air network, which will be based at TNT’s European hub in Liege, Belgium.
     On October 14, 2010, we began ACMI flying for a second 747-400 freighter for Panalpina Air & Ocean Ltd (“Panalpina”). This second aircraft is based at Panalpina’s European hub in Luxembourg.
     AMC demand was exceptionally strong through the first five months of 2010 primarily due to the surge in U.S. Military activity in Afghanistan. During that period, we flew a significant number of missions in support of the U.S. Military’s deployment of mine resistant all-terrain vehicles (“M-ATV”) from the U.S. to Afghanistan and averaged just over 1,800 Block Hours a month. We also realized an improvement in yields due to higher rates on mission-specified 747-400 aircraft flights and an increase in one-way AMC missions to meet this demand. In early June, we completed our last scheduled M-ATV mission and do not expect any additional M-ATV missions for the remainder of 2010. In the third quarter of 2010, we have averaged just over 1,200 Block Hours a month.
     Commercial Charter yields and volumes have also been robust compared to the first three quarters of 2009. The strength in Commercial Charter yields and demand is the continuation of a trend that developed in the fourth quarter of 2009, although yields were seasonally lower in the first three quarters of 2010 when compared to the peak rates experienced in the fourth quarter of 2009. In addition, we have been able to increase Commercial Charter yields by utilizing the return flights from one-way AMC missions during 2010.
     In March 2010, Titan purchased a Boeing 757-200SF, its first such acquisition, that is being Dry Leased.

Results of Operations
Three Months Ended September 30, 2010 and 2009
Operating Statistics
     The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.
     The table below sets forth selected Operating Statistics for the three months ended September 30:

			Increase /	Percent
	2010	2009	(Decrease)	Change
Block Hours
ACMI	24,251	19,812	4,439	22.4%
AMC Charter	3,729	5,023	(1,294)	(25.8)%
Commercial Charter	5,090	3,361	1,729	51.4%
Other	207	77	130	168.8%

Total Block Hours	33,277	28,273	5,004	17.7%

Revenue Per Block Hour
ACMI	$5,966	$6,131	$(165)	(2.7)%
AMC Charter	19,444	15,651	3,793	24.2%
Commercial Charter	20,441	15,557	4,884	31.4%

AMC
Average fuel cost per gallon	$2.68	$1.55	$1.13	72.9%
Fuel gallons consumed (000s)	12,280	15,520	(3,240)	(20.9)%
Commercial Charter
Average fuel cost per gallon	$2.32	$2.05	$0.27	13.2%
Fuel gallons consumed (000s)	17,786	11,406	6,380	55.9%

Fleet (average during the period)
ACMI*	19.0	17.4	1.6	9.2%
AMC Charter	4.3	6.6	(2.3)	(34.8)%
Commercial Charter	5.9	3.8	2.1	55.3%
Dry Leasing	1.0	—	1.0	100.0%

Operating Aircraft	30.2	27.8	2.4	8.6%

Out-of-service**	—	3.2	(3.2)	(100.0)%

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.

Operating Revenue
     The following table compares our Operating Revenue for the three months ended September 30 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Operating Revenue
ACMI	$144,685	$121,473	$23,212	19.1%
AMC Charter	72,506	78,613	(6,107)	(7.8)%
Commercial Charter	104,044	52,286	51,758	99.0%
Dry Leasing	2,157	335	1,822	543.9%
Other	3,275	2,771	504	18.2%

Total Operating Revenue	$326,667	$255,478	$71,189	27.9%

     ACMI revenue increased by $23.2 million, or 19.1%, in the third quarter of 2010 compared to 2009. ACMI Block Hours were 24,251 in the third quarter of 2010, compared to 19,812 in 2009, representing an increase of 4,439 Block Hours, or 22.4%. The increase in Block Hours was driven by ACMI customers flying above their minimum guarantees during the third quarter of 2010 compared to 2009, when customers flew below their minimum guarantees. Included in the increase in Block Hours was the startup of ACMI flying for TNT, CMI passenger flights for SonAir and CMI Dreamlifter flights for Boeing. In the third quarter of 2010, there was an average of 19.0 747-400 aircraft and no 747-200 aircraft supporting ACMI compared to an average of 17.3 747-400 aircraft and 0.1 747-200 aircraft for the comparable period in 2009. Revenue per Block Hour was $5,966 for the third quarter of 2010, compared to $6,131 for the third quarter of 2009, a decrease of $165 per Block Hour, or 2.7%. The decrease in Revenue per Block Hour primarily reflects our ACMI customers’ recovery from flying unusually low levels in the prior year, which were below minimum guarantees, to flying above minimum guarantees during 2010. During the third quarter of 2009, ACMI customers that flew below their contractual Block Hours were billed for those unflown hours, thus increasing 2009 Revenue per Block Hour. In addition, CMI average Revenue per Block Hour will typically be lower as it does not include a component for aircraft ownership cost.
     AMC Charter revenue decreased $6.1 million, or 7.8%, due to a decrease in Block Hours. AMC Charter Block Hours were 3,729 in the third quarter of 2010 compared to 5,023 in 2009, a decrease of 1,294 Block Hours, or 25.8%. The decrease in AMC Block Hours was primarily due to the reduction in AMC demand to support U.S. Military activity in Afghanistan during the third quarter of 2010. For the third quarter of 2010, the AMC average “pegged” fuel price was $2.68 per gallon compared to an average “pegged” fuel price of $1.55 for the third quarter of 2009. The increase in the “pegged” fuel price was the primary driver of the increase in AMC Charter Revenue per Block Hour from $15,651 for the third quarter of 2009 to $19,444 for 2010, an increase of $3,793 per Block Hour, or 24.2%. In the third quarter of 2010, there was an average of 0.6 747-400 aircraft and 3.7 747-200 aircraft supporting AMC Charter compared to an average of 2.1 747-400 aircraft and 4.5 747-200 aircraft for the comparable period in 2009. We continued to optimize aircraft utilization between the AMC and Commercial Charter segments as AMC demand moderated during the third quarter of 2010 from the levels experienced during the first half of 2010.
     Commercial Charter revenue increased $51.8 million, or 99.0%, due to an increase in flying and an increase in Revenue per Block Hour. Revenue per Block Hour was $20,441 in the third quarter of 2010, compared to $15,557 in 2009, an increase of $4,884 per Block Hour, or 31.4%. This increase was primarily due to strength in the Commercial Charter yields out of Asia as a continuing trend that developed in the fourth quarter of 2009, although the seasonal yields in 2010 were not as high as they were during the peak period in 2009. Commercial Charter Block Hours were 5,090 in the third quarter of 2010, compared to 3,361 in the same period of 2009, representing an increase of 1,729 Block Hours, or 51.4%. In the third quarter of 2010, there was an average of 3.7 747-400 aircraft and 2.2 747-200 aircraft supporting Commercial Charter, compared to an average of 2.6 747-400 aircraft and 1.2 747-200 aircraft for the comparable period in 2009. The increase in Block Hours was the result of optimizing aircraft utilization from AMC to meet the increased demand in Commercial Charter and an increase in the flying of charters to and from South America. The deployment of 747-400 aircraft in Commercial Charter gives us a competitive advantage over other cargo airlines that primarily offer smaller and less efficient aircraft.
     Dry Leasing revenue increased $1.8 million, or 543.9%, primarily due to an increase in revenue from the 757-200SF that Titan acquired in the first quarter of 2010 and nine spare engine leases outstanding during the third quarter of 2010.
     Other revenue was relatively unchanged when compared to the same period in 2009.

Operating Expenses
     The following table compares our Operating Expenses for the three months ended September 30 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Operating Expenses
Aircraft fuel	$74,221	$47,486	$26,735	56.3%
Salaries, wages and benefits	56,244	52,271	3,973	7.6%
Maintenance, materials and repairs	44,747	37,533	7,214	19.2%
Aircraft rent	38,764	38,058	706	1.9%
Landing fees and other rent	11,487	10,434	1,053	10.1%
Depreciation and amortization	8,403	9,039	(636)	(7.0)%
Travel	8,941	5,970	2,971	49.8%
Ground handling and airport fees	6,423	4,941	1,482	30.0%
Gain on disposal of aircraft	(161)	—	161	NM
Other	22,702	21,118	1,584	7.5%

Total Operating Expenses	$271,771	$226,850	$44,921	19.8%

     Aircraft fuel increased $26.7 million, or 56.3%, as a result of $5.5 million of increased consumption and approximately $21.2 million in fuel price increases. The average fuel price per gallon for the Commercial Charter business was approximately $2.32 for the third quarter of 2010, compared to approximately $2.05 in the third quarter of 2009, an increase of 13.2%. Fuel consumption for this business increased by 6.4 million gallons, or 55.9%, commensurate with the increase in Block Hours operated. The average fuel price per gallon for the AMC Charter business was approximately $2.68 in the third quarter of 2010, compared to approximately $1.55 in the third quarter of 2009, an increase of 72.9%. AMC fuel consumption decreased by 3.2 million gallons, or 20.9%. We do not incur fuel expense in our ACMI business as the cost of fuel is borne by the customer.
     Salaries, wages and benefits increased $4.0 million, or 7.6%, primarily driven by higher Block Hours as well as increases in profit sharing expenses, for the benefit of our crewmembers, as a result of better performance against the Company’s objectives.
     Maintenance, materials and repairs increased $7.2 million, or 19.2%, primarily due to increased line and other non-heavy maintenance expense of approximately $5.5 million driven by higher rates and increased Block Hours and by an increase in heavy airframe check expense of approximately $2.5 million. Heavy maintenance events and engine overhauls for the three months ended September 30, 2010 and 2009 are listed in the following table:

			Increase /
Events	2010	2009	(Decrease)
747-400 C Checks	1	3	(2)
747-400 D Checks	2	1	1
CF6-50 engine overhauls	1	—	1
CF6-80 engine overhauls	5	7	(2)
     Aircraft rent increased $0.7 million, or 1.9%, due to an increase in re-accommodated air service. Re-accommodated air costs are incurred in situations whereby we utilize other airlines to transport freight to airports that we do not serve directly.
     Landing fees and other rent increased $1.1 million, or 10.1%, primarily due to a $1.6 million increase in landing fees related to higher Commercial Charter Block Hours and from flying to more costly locations. We generally do not incur landing fees for our ACMI business as the cost is borne by the customer.
     Depreciation and amortization was relatively unchanged when compared to the same period in 2009.
     Travel increased $3.0 million, or 49.8%, primarily due to an increase in crew travel related to the higher volume of Block Hours in 2010 and ground staff travel related to the startup of CMI for both SonAir and Boeing.
     Ground handling and airport fees increased $1.5 million, or 30.0%, primarily due to $1.2 million of higher rates for ground handling from flying to more costly locations and $0.3 million related to increased Commercial Charter activity.

     Gain on disposal of aircraft resulted from the sale of retired engines.
     Other operating expenses increased $1.6 million, or 7.5%, primarily due to an increase in outside services and an increase in freight related to the movement of 747-200 spare parts and engines to be utilized on aircraft in lieu of incurring more costly repairs.
Non-operating Expenses / (Income)
     The following table compares our Non-operating Expenses / (Income) for three months ended September 30 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Non-operating Expenses / (Income)
Interest income	$(5,490)	$(346)	$5,144	1,486.7%
Interest expense	10,176	11,063	(887)	(8.0)%
Capitalized interest	(4,401)	(3,069)	1,332	43.4%
Other expense (income), net	(614)	(699)	85	(12.2)%
     Interest income increased $5.1 million, or 1,486.7%, primarily due to the income generated from an increase in Long-term investments in debt securities (see Note 3 to our Financial Statements).
     Interest expense decreased $0.9 million, or 8.0%, due to reductions in debt balances of higher-rate debt through principal payments. Long- and short-term debt averaged approximately $492.2 million in 2010 compared to approximately $641.7 million in 2009.
     Capitalized interest increased $1.3 million, or 43.4%, primarily due to higher PDP balances outstanding during the period.
     Other expense (income), net was relatively unchanged when compared to the same period in 2009.
     Income taxes. Our effective income tax rates were 38.4% and 35.1% for the three months ended September 30, 2010 and 2009, respectively. The effective rates differ from the U.S. Federal statutory rate due to non-U.S. subsidiaries tax matters, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to the Company’s projected operating results for the year. For the three month period ended September 30, 2010, the increase in the effective tax rate was primarily attributable to a one-time benefit recorded in 2009 related to the recovery of the Company’s investment in a foreign subsidiary.
Segments
     The following table compares the Direct Contribution for our reportable segments (see Note 5 to our Financial Statements for the reconciliation to Operating income) for the three months ended September 30 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Direct Contribution:
ACMI	$34,809	$21,092	$13,717	65.0%
AMC Charter	18,819	27,340	(8,521)	(31.2)%
Commercial Charter	26,205	2,837	23,368	823.7%
Dry Leasing	1,565	(1,046)	2,611	(249.6)%

Total Direct Contribution	$81,398	$50,223	$31,175	62.1%

Unallocated income and expenses	$26,334	$28,544	$(2,210)	(7.7)%

ACMI Segment
     Direct Contribution related to the ACMI segment increased $13.7 million, or 65.0%, primarily due to increased Block Hours. Utilization of aircraft in the ACMI segment rose by 12%, significantly improving unit performance for ownership and heavy maintenance costs. Also contributing to the improvement in the ACMI segment was an increase in contribution from our investment in debt securities related to Atlas EETCs, which had the effect of reducing our ownership costs of 747-400s. The ACMI segment also had a reduction in heavy maintenance costs as a result of increased utilization for 747-400s. Partially offsetting these improvements were increased crew and line maintenance expense driven by the increased flying. During the third quarter of 2010, there was an average of 19.0 747-400 aircraft and no 747-200 aircraft supporting ACMI compared to an average of 17.3 747-400 aircraft and 0.1 747-200 aircraft supporting ACMI in the third quarter of 2009. The increase in 747-400 aircraft was related to the startup of ACMI flying for TNT and CMI flying for SonAir and Boeing during 2010.
AMC Charter Segment
     Direct Contribution related to the AMC Charter segment decreased $8.5 million, or 31.2%, primarily due to decreased Block Hours. Also contributing to the decrease in the AMC segment were higher heavy maintenance expenses on 747-200s, higher line maintenance costs for 747-200s, and higher 747-400 crew costs as a result of lower utilization. Partially offsetting these increases was an improvement in contribution from our investment in debt securities related to Atlas EETCs, which had the effect of reducing our ownership costs of 747-400s. In addition to these improvements, crew unit costs on 747-200s also fell as a result of staffing efficiencies. During the third quarter of 2010, there was an average of 0.6 747-400 aircraft and 3.7 747-200 aircraft supporting AMC Charter compared to an average of 2.1 747-400 aircraft and 4.5 747-200 aircraft supporting AMC Charter in the third quarter of 2009.
Commercial Charter Segment
     Direct Contribution related to the Commercial Charter segment increased $23.4 million, or 823.7%, primarily due to increased revenue driven by increases in Commercial Charter Block Hours and yields. During the third quarter of 2010, we experienced increased Commercial Charter demand to and from South America and out of Asia, as well as higher yields compared to 2009. In addition to these improvements, crew unit costs on 747-200s also fell as a result of staffing efficiencies. Partially offsetting the volume, yield-driven, and efficiency gains in Commercial Charter contribution were increases in fuel costs and heavy maintenance costs on 747-200s. During the third quarter of 2010, there was an average of 3.7 747-400 aircraft and 2.2 747-200 aircraft supporting Commercial Charter compared to an average of 2.6 747-400 aircraft and 1.2 747-200 aircraft supporting Commercial Charter in the third quarter of 2009.
Dry Leasing Segment
     Direct Contribution related to the Dry Leasing segment increased $2.6 million, or (249.6)%, primarily due to a $2.2 million increase in revenue from nine spare engine leases outstanding during the third quarter of 2010 and the Dry Lease of a 757-200SF that Titan acquired in the first quarter of 2010.
Unallocated income and expenses
     Unallocated income and expenses increased $2.2 million, or 7.7%, primarily due to an increase in capitalized interest on our 747-8F pre-delivery deposits.
Nine Months Ended September 30, 2010 and 2009
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

The table below sets forth selected Operating Statistics for the nine months ended September 30:

			Increase /	Percent
	2010	2009	(Decrease)	Change
Block Hours
ACMI	65,405	54,957	10,448	19.0%
AMC Charter	14,323	14,501	(178)	(1.2)%
Commercial Charter	13,032	7,848	5,184	66.1%
Non revenue	569	183	386	210.9%

Total Block Hours	93,329	77,489	15,840	20.4%

Revenue Per Block Hour
ACMI	$5,870	$6,531	$(661)	(10.1)%
AMC Charter	21,177	16,359	4,818	29.5%
Commercial Charter	21,142	14,386	6,756	47.0%
Fuel
AMC
Average fuel cost per gallon	$2.68	$1.81	$0.87	48.1%
Fuel gallons consumed (000s)	44,030	44,793	(763)	(1.7)%
Commercial Charter
Average fuel cost per gallon	$2.32	$1.81	$0.51	28.2%
Fuel gallons consumed (000s)	45,060	26,406	18,654	70.6%

Fleet (average during the period)
ACMI*	17.5	17.0	0.5	2.9%
AMC Charter	5.9	7.5	(1.6)	(21.3)%
Commercial Charter	4.9	3.3	1.6	48.5%
Dry Leasing	0.7	1.1	(0.4)	(36.4)%

Operating Aircraft	29.0	28.9	0.1	0.3%

Out-of-service*	0.2	2.3	(2.1)	(91.3)%

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.
Operating Revenue
     Our 2010 Operating Revenue reflects the consolidation of GSS beginning April 8, 2009. The following table compares our Operating Revenue for the nine months ended September 30 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Operating Revenue
ACMI	$383,917	$358,943	$24,974	7.0%
AMC Charter	303,314	237,224	66,090	27.9%
Commercial Charter	275,525	112,901	162,624	144.0%
Dry Leasing	5,384	12,146	(6,762)	(55.7)%
Other	9,940	18,772	(8,832)	(47.0)%

Total Operating Revenue	$978,080	$739,986	$238,094	32.2%

     ACMI revenue increased $25.0 million, or 7.0%, in the first nine months of 2010 compared to 2009. ACMI Block Hours were 65,405 in the first nine months of 2010, compared to 54,957 in 2009, an increase of 10,448 Block Hours, or 19.0%. The increase in Block Hours was driven by ACMI customers flying above their minimum guarantees during the first nine months of 2010 compared to 2009, when customers flew below their minimum guarantees. Included in the increase in Block Hours was the startup of ACMI flying for TNT and CMI passenger flights for SonAir and Dreamlifter flights for

Boeing. In addition, Block Hours increased as a result of the inclusion of three aircraft flown by GSS, which were previously reported as Dry Leasing, for the first nine months of 2010 compared with only the period after April 8, 2009. In the first nine months of 2010, there was an average of 17.5 747-400 aircraft and no 747-200 aircraft supporting ACMI compared to an average of 16.8 747-400 aircraft and 0.2 747-200 aircraft for the comparable period in 2009. Revenue per Block Hour was $5,870 for the first nine months of 2010, compared to $6,531 for the first nine months of 2009, a decrease of $661 per Block Hour, or 10.1%. The decrease in Revenue per Block Hour primarily reflects our ACMI customers’ return from flying unusually low levels in the prior year, which were below minimum guarantees, to flying above their minimum guarantees during the first nine months of 2010. During the first nine months of 2009, ACMI customers that flew below their contractual Block Hours were billed for those unflown hours, thus increasing 2009 Revenue per Block Hour. In addition, CMI average Revenue per Block Hour will typically be lower as it does not include a component for aircraft ownership cost.
     AMC Charter revenue increased $66.1 million, or 27.9%, due to an increase in Revenue per Block Hour. AMC Charter Block Hours were 14,323 in the first nine months of 2010 compared to 14,501 in 2009, a slight decrease of 178 Block Hours, or 1.2%. AMC demand was exceptionally strong through the first five months of 2010 primarily due to the surge in AMC demand to support U.S. Military activity in Afghanistan. During that period, we flew a significant number of missions in support of the U.S. Military’s deployment of M-ATVs from the U.S. to Afghanistan and averaged just over 1,800 Block Hours a month. In early June, we completed our last scheduled M-ATV mission and do not expect any additional M-ATV missions for the remainder of 2010. AMC demand has moderated from early 2010 levels and during the third quarter of 2010, we averaged just over 1,200 Block Hours per month. For the first nine months of 2010, the AMC average “pegged” fuel price was $2.68 per gallon compared to an average “pegged” fuel price of $1.81 for the first nine months of 2009. The increase in the “pegged” fuel price, the premium earned on M-ATV missions flown on our 747-400 aircraft and an increase in one-way AMC missions were the primary drivers of the increase in AMC Charter Revenue per Block Hour from $16,359 for the first nine months of 2009 to $21,177 for the first nine months of 2010, an increase of $4,818 per Block Hour, or 29.5%. In the first nine months of 2010, there was an average of 1.9 747-400 aircraft and 4.0 747-200 aircraft supporting AMC Charter compared to an average of 1.9 747-400 aircraft and 5.5 747-200 aircraft for the comparable period in 2009. We continued to optimize aircraft utilization between the AMC and Commercial Charter segments as AMC demand moderated during the third quarter of 2010 from the levels experienced during the first half of 2010.
     Commercial Charter revenue increased $162.6 million, or 144.0%, due to an increase in Revenue per Block Hour and an increase in flying. Revenue per Block Hour was $21,142 in the first nine months of 2010, compared to $14,386 in 2009, an increase of $6,756 per Block Hour, or 47.0%. This increase was primarily due to strength in the Commercial Charter yields out of Asia as a continuing trend that developed in the fourth quarter of 2009, although the seasonal yields in 2010 were not as high as they were during the peak period in 2009. Revenue per Block Hour during the third quarter of 2010 decreased slightly compared to the rates we experienced during the first half of 2010 as we flew fewer return flights from one-way AMC missions during the quarter. Commercial Charter Block Hours were 13,032 in the first nine months of 2010, compared to 7,848 in the same period of 2009, representing an increase of 5,184 Block Hours, or 66.1%. There was an average of 3.2 747-400 aircraft and 1.7 747-200 aircraft supporting Commercial Charter in the first nine months of 2010, compared to an average of 2.1 747-400 aircraft and 1.2 747-200 aircraft for the comparable period in 2009. The increase in Block Hours was the result of the redeployment of 747-400 aircraft from AMC operations and the flying of charters to and from South America. The deployment of 747-400 aircraft in Commercial Charter gives us a competitive advantage over other cargo airlines that primarily offer smaller and less efficient aircraft.
     Dry Leasing revenue decreased $6.8 million, or 55.7%, primarily due to a $11.8 million reduction related to the consolidation of GSS, partially offset by a $5.4 million increase in revenue from the 757-200SF that Titan acquired in the first quarter of 2010 and nine spare engine leases outstanding during the first nine months of 2010. On April 8, 2009, upon the consolidation of GSS, three 747-400 aircraft that GSS utilizes to provide ACMI services to a customer and the associated revenue are now included in ACMI. The Dry Lease revenue for those aircraft that was previously reported in Dry Leasing was eliminated in consolidation after that date. During the first nine months of 2010, we had no 747-400 aircraft on Dry Lease to third parties compared to 1.1 747-400 aircraft Dry Leased to GSS during the first nine months of 2009.
     Other revenue decreased $8.8 million, or 47.0%, primarily due to revenue from a $10.0 million termination penalty from DHL in March 2009 (see Note 2 to our Financial Statements).

Operating Expenses
     Our 2010 Operating Expenses reflect the consolidation of GSS beginning on April 8, 2009. The expense line items impacted are discussed below. The following table compares our Operating Expenses for the nine months ended September 30 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Operating Expenses
Aircraft fuel	$222,336	$128,922	$93,414	72.5%
Salaries, wages and benefits	177,677	157,288	20,389	13.0%
Maintenance, materials and repairs	115,967	108,356	7,611	7.0%
Aircraft rent	115,097	113,152	1,945	1.7%
Landing fees and other rent	35,974	28,226	7,748	27.4%
Depreciation and amortization	26,049	24,555	1,494	6.1%
Travel	24,354	17,998	6,356	35.3%
Ground handling and airport fees	17,645	10,710	6,935	64.8%
Gain on disposal of aircraft	(3,541)	(957)	2,584	270.0%
Other	80,177	53,898	26,279	48.8%

Total Operating Expenses	$811,735	$642,148	$169,587	26.4%

     Aircraft fuel increased $93.4 million, or 72.5%, as a result of $32.4 million of increased consumption and approximately $61.0 million in fuel price increases. The average fuel price per gallon for the Commercial Charter business was approximately $2.32 for the first nine months of 2010, compared to approximately $1.81 in 2009, an increase of 28.2%. Fuel consumption for this business increased by 18.7 million gallons, or 70.6%, commensurate with the increase in Block Hours operated. The average fuel price per gallon for the AMC Charter business was approximately $2.68 in the first nine months of 2010, compared to approximately $1.81 in the first nine months of 2009, an increase of 48.1%. AMC fuel consumption decreased by 0.8 million gallons, or 1.7%, commensurate with the decrease in Block Hours operated in that segment. We do not incur fuel expense in our ACMI business as the cost of fuel is borne by the customer.
     Salaries, wages and benefits increased $20.4 million, or 13.0%, primarily due to an increase in crew costs of $17.8 million driven by higher Block Hours. Increases in profit sharing and incentive compensation also increased, as a result of better performance against the Company’s objectives. In addition, $3.5 million of the increase was related to the consolidation of GSS.
     Maintenance, materials and repairs increased by $7.6 million, or 7.0%, primarily due to increased line maintenance expense and other non-heavy maintenance expense of approximately $14.8 million and heavy airframe check expense of approximately $5.6 million, partially offset by a decrease in engine overhauls of approximately $12.8 million. Included in these changes was a $4.8 million increase related to the consolidation of GSS. Although there were fewer total C Checks in the first nine months of 2010, the C Checks on 747-200 aircraft are more extensive and costly due to the age of the aircraft. The increase in line and other non-heavy maintenance expense was due to higher rates and increased Block Hours in the first nine months of 2010 compared to 2009. Heavy maintenance events and engine overhauls for the nine months ended September 30, 2010 and 2009 are listed in the following table:

			Increase /
Events	2010	2009	(Decrease)
747-200 C Checks	2	—	2
747-400 C Checks	7	11	(4)
747-400 D Checks	4	3	1
CF6-50 engine overhauls	1	—	1
CF6-80 engine overhauls	13	21	(8)
     Aircraft rent increased $1.9 million, or 1.7%, due to an increase in re-accommodated air service. Re-accommodated air costs are incurred in situations whereby we utilize other airlines to transport freight to airports that we do not serve directly.
     Landing fees and other rent increased $7.7 million, or 27.4%, primarily due to higher Commercial Charter Block

Hours and from flying to more costly locations. We generally do not incur landing fees for our ACMI business as the cost is borne by the customer.
     Depreciation and amortization increased $1.5 million, or 6.1%, primarily due to increased depreciation on 747-200 aircraft engines and spare parts.
     Travel increased $6.4 million, or 35.3%, primarily due to a $2.7 million increase in crew travel related to the higher volume of Block Hours in 2010. In addition, travel expense increased by $0.5 million related to the consolidation of GSS and $2.2 million in ground staff travel primarily related to the startup of CMI for both SonAir and Boeing.
     Ground handling and airport fees increased $6.9 million, or 64.8%, primarily due to $4.5 million of higher rates for ground handling from flying to more costly locations, $1.4 million related to increased Commercial Charter activity and $0.4 million related to the consolidation of GSS.
     Gain on disposal of aircraft resulted from the sale of three spare engines, that were previously held for sale, and retired engines during the nine months ended September 30, 2010. The sale of aircraft tail number N920FT and retired engines also resulted in a gain recorded during the nine months ended September 30, 2009.
     Other operating expenses increased $26.3 million, or 48.8%, primarily related to a $17.4 million accrual for anticipated legal settlements (see Note 7 to our Financial Statements), a $3.4 million increase in commissions primarily related to increased AMC Charter flying, a $3.3 million increase in outside services and $0.7 million related to the consolidation of GSS. We also experienced a $1.6 million increase in freight related to the movement of spare 747-200 parts and engines to be utilized on aircraft in lieu of incurring more costly repairs.
Non-operating Expenses / (Income)
     Our 2010 Non-operating Expenses / (Income) reflect the consolidation of GSS since April 8, 2009. The Non-operating Expenses / (Income) line items impacted are discussed below. The following table compares our Non-operating Expenses / (Income) for the nine months ended September 30 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Non-operating Expenses / (Income)
Interest income	$(14,620)	$(1,816)	$12,804	705.1%
Interest expense	30,396	34,074	(3,678)	(10.8)%
Capitalized interest	(11,007)	(9,189)	1,818	19.8%
Gain on early extinguishment of debt	—	(2,713)	(2,713)	(100.0)%
Gain on consolidation of subsidiary	—	(113)	(113)	(100.0)%
Other expense (income), net	(9,236)	(380)	8,856	2330.5%
     Interest income increased $12.8 million, or 705.1%, primarily due to the income generated from an increase in Long-term investments in debt securities (see Note 3 to our Financial Statements).
     Interest expense decreased $3.7 million, or 10.8%, due to reductions in debt balances of higher-rate debt through principal payments. Long- and short-term debt averaged approximately $526.5 million in 2010 compared to approximately $652.5 million in 2009.
     Capitalized interest increased by $1.8 million, or 19.8%, primarily due to higher PDP balances outstanding during the period.
     Gain on early extinguishment of debt of $2.7 million resulted from the prepayment of two term loans at a discount in March 2009.
     Gain on consolidation of subsidiary of $0.1 million represents the gain recorded on the conversion of GSS from the equity method of accounting to consolidation in April 2009 (see Note 2 to our Financial Statements).
     Other expense (income), net improved by $8.9 million, primarily due to an $8.8 million litigation settlement received during the first nine months of 2010 (see Note 7 to our Financial Statements).

     Income taxes. Our effective income tax rates were 41.2% and 38.4% for the nine months ended September 30, 2010 and 2009, respectively. The effective rates differ from the U.S. Federal statutory rate due to non-U.S. subsidiaries tax matters, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to the Company’s projected operating results for the year. For the nine month period ended September 30, 2010, the difference between the effective rate and the statutory rate was primarily attributable to a one-time benefit recorded in 2009 related to the recovery of the Company’s investment in a foreign subsidiary and the accrual of a nondeductible expense in 2010 related to legal settlements (see Note 7).
Segments
     Beginning April 8, 2009, GSS’ results of operations are included in the ACMI segment (see Note 2 to our Financial Statements). Prior to that date, revenue from the Dry Leases to GSS was shown in the Dry Leasing segment. The following table compares the Direct Contribution for our reportable segments (see Note 5 to our Financial Statements for the reconciliation to Operating income) for the nine months ended September 30 (in thousands):

			Increase /	Percent
	2010	2009	(Decrease)	Change
Direct Contribution:
ACMI	$87,097	$64,814	$22,283	34.4%
AMC Charter	95,096	69,679	25,417	36.5%
Commercial Charter	78,372	5,213	73,159	1,403.4%
Dry Leasing	3,692	1,014	2,678	264.1%

Total Direct Contribution	$264,257	$140,720	$123,537	87.8%

Unallocated income and expenses	$96,986	$66,528	$30,458	45.8%

ACMI Segment
     Direct Contribution related to the ACMI segment increased $22.3 million, or 34.4% primarily due to increased Block Hours. During the first nine months of 2010, there was an average of 17.5 747-400 aircraft and no 747-200 aircraft supporting ACMI compared to an average of 16.8 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI in the first nine months of 2009. The increase in average 747-400 aircraft is related to the startup of ACMI flying for TNT and CMI flying for SonAir and Boeing. ACMI Direct Contribution increased due to improvements in ownership costs and heavy maintenance expense on 747-400 aircraft, which is the primary aircraft of our ACMI segment. The improvement in ownership costs in the ACMI segment was driven by the increase in contribution from our investment in debt securities related to Atlas EETCs, which had the effect of reducing our ownership costs for 747-400s. Higher aircraft utilization in the ACMI segment resulted in an improvement in unit performance for ownership and heavy maintenance costs. Also impacting the ACMI segment were the results of operations for three 747-400 aircraft from the consolidation of GSS (beginning April 8, 2009), which were previously reported in the Dry Leasing segment.
AMC Charter Segment
     Direct Contribution related to the AMC Charter segment increased $25.4 million, or 36.5%, primarily due to increased Revenue per Block Hour. The increase in the “pegged” fuel price, the premium earned on M-ATV missions flown on our 747-400 aircraft and an increase in one-way AMC missions were the primary drivers of the increase in AMC Charter Revenue per Block Hour. Partially offsetting these increases in AMC revenue were higher heavy maintenance expenses on 747-200s and AMC commissions. During the first nine months of 2010, there was an average of 1.9 747-400 aircraft and 4.0 747-200 aircraft supporting AMC Charter operations compared to an average of 1.9 747-400 aircraft and 5.5 747-200 aircraft supporting the AMC Charter business in the first nine months of 2009.
Commercial Charter Segment
     Direct Contribution related to the Commercial Charter segment increased $73.2 million, or 1,403.4%, primarily due to an increase in Commercial Charter Block Hours and yields. During the first nine month of 2010, we experienced increased Commercial Charter demand to and from South America and out of Asia, as well as higher yields compared to the first nine months of 2009. Partially offsetting the increase in revenue was an increase in aircraft fuel expense, reflecting higher fuel prices. The Commercial Charter segment also had increases in landing, overfly, parking and ground handling fees related to the increased activity and the relatively more expensive profile of the destinations we served in 2010. We also experienced higher ownership costs from the incremental deployment of 747-400 aircraft to the Commercial Charter segment in the first nine months of 2010. However, the increase in Commercial Charter aircraft utilization in the first nine months of 2010 reduced unit ownership costs compared with 2009. During the first nine months of 2010, there was an average of 3.2 747-400 aircraft and 1.7 747-200 aircraft supporting Commercial Charter compared to an average of 2.1 747-400 aircraft and 1.2 747-200 aircraft supporting Commercial Charter in the first nine months of 2009.
Dry Leasing Segment
     Direct Contribution related to the Dry Leasing segment increased by $2.7 million, or 264.1%, primarily due to a $5.4 million increase in revenue from nine spare engine leases outstanding during the first nine months of 2010 and the Dry Lease of a 757-200SF that Titan acquired in the first quarter of 2010, partially offset by the consolidation of GSS. Beginning April 8, 2009, upon the consolidation of GSS, three 747-400 aircraft that GSS utilizes to provide ACMI services to a customer and the associated Direct Contribution that were previously reported in Dry Leasing are now included in ACMI. During the first nine months of 2010, we had no 747-400 aircraft on Dry Lease compared to an average of 1.1 747-400 aircraft on Dry Lease to GSS during the first nine months of 2009.
Unallocated income and expenses
     Unallocated income and expenses increased $30.5 million, or 45.8%, primarily due to a $17.4 million accrual for legal settlements (see Note 7 to our Financial Statements) and the receipt of a $10.0 million termination penalty from DHL in the first nine months of 2009. In addition, we experienced $8.2 million of increased profit sharing and incentive compensation accruals in the first nine months of 2010, as a result of better performance against the Company’s objectives. Partially offsetting these items was an $8.8 million litigation settlement received during the first nine months of 2010 (see Note 7 to our Financial Statements).
Liquidity and Capital Resources
     At September 30, 2010, we had cash and cash equivalents of $545.3 million, compared to $613.7 million at December 31, 2009, a decrease of $68.4 million, or 11.1%. The decrease was driven by net cash used for investing activities of $150.3 million and net cash used for financing activities of $132.3 million, partially offset by cash provided by operating activities of $214.1 million.
Significant liquidity events during the nine months ended September 30, 2010 were as follows:
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
     In July 2010, we entered into a term loan that provides us with $120.3 million of long-term financing for the first 747-8F aircraft that will be delivered in 2011. The proceeds of the term loan will be used to make the final payments on the aircraft and to pay the amounts outstanding under our PDP financing facility related to that aircraft.
     In August 2010, we borrowed $8.1 million under a term loan facility secured by a mortgage on the 757-200SF we purchased in March 2010.
     In September 2010, we repaid $119.5 million of PDP borrowings outstanding under our PDP financing facilities by utilizing our strong short-term cash position to realize a net cash savings over the remaining six-month term of the borrowings.
     Operating Activities. Net cash provided by operating activities for the first nine months of 2010 was $214.1 million, compared to $125.6 million for 2009. The increase was primarily due to an increase in net income, excluding non-cash items and accrued liabilities.
     Investing Activities. Net cash used for investing activities was $150.3 million for the first nine months of 2010, consisting primarily of capital expenditures of $59.6 million, which included capitalized interest on our 747-8F aircraft order of $11.0 million, and $100.1 million of investments in debt securities, offset by the proceeds from the sale of engines of $5.0 million and proceeds from short-term investments of $4.4 million. Our capital expenditures for the first nine months of 2010 were funded through working capital, although we subsequently financed $8.1 million for the 757-200SF we purchased and $12.5 million of our PDPs made during the period. Net cash used for investing activities was $5.4 million for the first nine months of 2009, consisting primarily of capital expenditures of $27.1 million, which included capitalized interest on our Boeing 747-8F aircraft order of $9.2 million, partially offset by $11.6 million related to the consolidation of GSS, the redesignation of short-term investments to cash of $6.5 million and proceeds from the sale of aircraft of $3.5 million. All of our capital expenditures for the first nine months of 2009 were funded through working capital.
     Financing Activities. Net cash used for financing activities was $132.3 million for the first nine months of 2010, which primarily reflects $152.3 million of payments on long-term debt obligations, which included the $119.5 million repayment of our PDP financing facilities and $5.8 million in purchases of treasury stock to settle employment taxes on the vesting of restricted stock for management partially offset by $20.6 million in proceeds from loans and proceeds from stock option exercises of $3.5 million. Net cash used for financing activities was $37.4 million for the first nine months of 2009, which primarily reflected $36.6 million of payments on long-term debt obligations.
     We consider cash on hand and short-term investments, our PDP financing facilities and net cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures during 2010. Capital expenditures for the remainder of 2010 are expected to be approximately $33.0 million. Our 747-8F aircraft PDP requirements totaling approximately $99.8 million for the remainder of 2010 have currently been suspended and we do not anticipate making these payments until 2011.
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
     Our U.S. cash income tax payments in 2010 are commensurate with our earnings and limitations on the utilization of net operating losses. In addition, two of our foreign branch operations and one subsidiary are subject to income tax in Hong Kong, but we believe that these branches will have sufficient tax loss carryforwards to offset projected taxable income in 2010. We expect to pay no significant foreign income taxes in any other jurisdictions.
Debt Agreements
See the 2009 Annual Report on Form 10-K for a description of our debt obligations and amendments thereto.
     On April 29, 2010, Atlas entered into a $125.6 million revolving PDP financing facility (the “2010 PDP Facility”) with Norddeutsche Landesbank Girozentrale (“Nord/LB”) and DekaBank Deutsche Girozentrale as lenders (collectively, the “Lenders”) and Bank of Utah, as security trustee. The 2010 PDP Facility is intended to fund a portion of Atlas’ obligations to make PDPs for the latter nine of the 747-8F aircraft currently on firm order and having delivery positions in 2011 through 2013 (the “PDP Aircraft”). With this transaction and the PDP facility that Atlas entered into in February 2008 (the “2008 PDP Facility”), we have arranged PDP financing for all twelve of the aircraft for which we are required to make PDPs pursuant to the Boeing 747-8F Agreement. Atlas’ obligations under both of the PDP facilities are guaranteed by AAWW.
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
     On July 30, 2010, Atlas entered into the 2010 Term Loan in the amount of $120.3 million for a period of twelve years with Nord/LB. The 2010 Term Loan will be secured by a mortgage on a future 747-8F aircraft delivery. In connection with entering into the 2010 Term Loan, Atlas has agreed to pay usual and customary commitment and other fees. Drawings made under the 2010 Term Loan will accrue interest at a variable rate, payable quarterly, at three-month Libor plus a margin per annum, which is convertible to a fixed rate at Atlas’ option. The 2010 Term Loan contains customary covenants and events of default. Upon the occurrence and during the continuance of an event of default, the 2010 Term Loan is cross-defaulted to our PDP financing facilities.
     On August 12, 2010, Titan Aviation (Hong Kong) Limited (“Titan Hong Kong”), a subsidiary of Titan, entered into a term loan in the amount of $8.1 million for a period of 50 months with the Industrial and Commercial Bank of China Limited (“ICBC”) secured by a mortgage on a 757-200SF (aircraft tail number 2808). In connection with entering into the term loan, Titan Hong Kong has agreed to pay usual and customary commitment and other fees. The balance outstanding under the term loan will accrue interest at a fixed interest rate of 4.3%, with principal and interest payable quarterly. The term loan contains customary covenants and events of default. The term loan is not cross-defaulted to any of our other debt facilities.
Off-Balance Sheet Arrangements
     Fourteen of our twenty-eight operating aircraft are under operating leases (this excludes aircraft provided by CMI customers). Six are leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed price options were restructured to reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that would obligate us to absorb decreases in value or entitle us to participate in increases in the value of the aircraft. We have not consolidated any additional aircraft in the related trusts upon application of ASC 810, because we are not the primary beneficiary based on the fact that all fixed price options were restructured to reflect a fair market value purchase option. In addition, we reviewed the other eight Atlas aircraft that are under operating leases but not financed through a trust and determined that none of them would be consolidated upon the application of ASC 810. Our maximum exposure under all operating leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 10 to the audited consolidated financial statements in the AAWW Annual Report on Form 10-K.
     There were no changes in our off-balance sheet arrangements during the three months ended September 30, 2010.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2010. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     With respect to the fiscal quarter ended September 30, 2010, the information required in response to this Item is set forth in Note 7 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.
ITEM 1A. RISK FACTORS
     The following is an update of certain risk factors that are set forth in Item 1A — Risk Factors of our 2009 Annual Report on Form 10-K. The updates primarily reflect the subsequent issuance of a proposed rule by the FAA and changes to the relevant dates within each risk factor appearing below. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2009 Annual Report on Form 10-K.
     Our insurance coverage may become more expensive and difficult to obtain and may not be adequate to insure all risks.
     Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry, in general, and the insured carrier in particular. Future terrorist attacks and other adverse events involving aircraft could result in increases in insurance costs and could affect the price and availability of such coverage. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the U.S. federal government. The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through December 31, 2010. This program is authorized under title 49 of U.S. Code § 44301, et seq., which allows the U.S. Secretary of Transportation to provide insurance and reinsurance against loss or damage arising out of any risk from the operation of an American aircraft or foreign-flag aircraft. Insurance can be provided on the condition (1) the President determines it is necessary for the continuation of U.S. commercial air service in the interest of air commerce, national defense, or foreign policy, and (2) the Secretary determines insurance is not readily available from insurance companies on reasonable terms. Authority under this program is effective until December 31, 2010. If the federal war-risk coverage program terminates or provides significantly less coverage in the future, we could face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.
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
     In June 2009, following expressions of concern about pilot fatigue on certain long-range flights, the FAA convened an ARC comprised of various aviation stakeholders to recommend changes to the flight and duty time rules applicable to pilots. In September 2010, the FAA issued a proposed rule to enhance flight and duty time regulations to reduce pilot fatigue. The proposed rule would result in increased crew costs for air carriers that fly nighttime and long-haul flights. The statutory deadline for adopting this new rule is August 1, 2011. If adopted, the new rule could have a material impact on our business, results of operations and financial condition by limiting crew scheduling flexibility and increasing operating costs, especially with respect to long-range flights.

ITEM 6. EXHIBITS
a. Exhibits
     See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.
Dated: November 1, 2010	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: November 1, 2010	/s/ Spencer Schwartz
Spencer Schwartz
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Plea Agreement, dated September 2, 2010, between the United Sates of America and Polar Air Cargo, LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.