Form 10-K
period 2010-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2011-02-14
CIK 1135185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16545

Atlas Air Worldwide Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4146982 (IRS Employer Identification No.)
2000 Westchester Avenue, Purchase, New York (Address of principal executive offices)	10577 (Zip Code)

(914) 701-8000
Registrant’s telephone number, including area code:

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 Par Value	The NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K.  Yes ☐     No ☑

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing price of Common Stock as reported on The NASDAQ Global Select Market as of June 30, 2010 was approximately $1,201,820,728. In determining this figure, the registrant has assumed that all directors, executive officers and persons known to it to beneficially own ten percent or more of such Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose. As of February 1, 2011, there were 25,938,301 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s Proxy Statement relating to the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), as well as other reports, releases and written and oral communications issued or made from time to time by or on behalf of Atlas Air Worldwide Holdings, Inc. (“AAWW”), contain statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements are based on management’s beliefs, plans, expectations and assumptions, and on information currently available to management. Generally, the words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “project,” “estimate” and similar expressions used in this Report that do not relate to historical facts are intended to identify forward-looking statements.

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in Item 1A, “Risk Factors.” Many of such factors are beyond AAWW’s control and are difficult to predict. As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements. AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS

Glossary

The following represents terms and statistics specific to the airline and cargo industries. They are used by management to evaluate and measure operations, results, productivity and efficiency.

A Check	Low-level maintenance checks performed on aircraft at an interval of approximately 750 flight hours for a 747-200 aircraft and 1,000 flight hours for a 747-400 aircraft.
ACMI	A service arrangement whereby an airline provides an aircraft, crew, maintenance and insurance to a customer for compensation that is typically based on hours operated.
AMC Charter	The provision of full planeload charter flights to the U.S. Military Airlift Mobility Command (“the AMC”). The AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs.
Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.
C Check	High-level or “heavy” airframe maintenance checks, which are more intensive in scope than A Checks and are generally performed between 18 and 24 months depending on aircraft type.
CMI	A service arrangement whereby an airline provides crew, maintenance and insurance to a customer for compensation that is typically based on hours operated, with the customer providing the aircraft.
Commercial Charter	The provision of full planeload capacity to a customer for one or more flights based on a specific origin and destination. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs.
D Check	High-level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six to nine years depending on aircraft type.
Dry Lease	A leasing arrangement whereby an entity (lessor) provides a specific aircraft and/or engine without crew, maintenance or insurance to another entity (lessee) for compensation that is typically based on a fixed monthly amount.
Load Factor	The average amount of weight flown divided by the maximum available capacity.
Revenue Per Block Hour	An amount calculated by dividing operating revenues by Block Hours.
Yield	The average amount a customer pays to fly one ton of cargo one mile.

Overview

AAWW is a holding company with a principal operating subsidiary, Atlas Air, Inc. (“Atlas”), which is wholly-owned, and also maintains a 49% interest in Global Supply Systems Limited (“GSS”). AAWW has a 51% economic interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). In addition, AAWW formed wholly owned subsidiaries, Titan Aviation Leasing Ltd., Titan Aviation Leasing Limited — Americas, Inc. and Titan Aviation (Hong Kong) Limited (collectively referred to as “Titan”), to Dry Lease aircraft and engines. When used in this Report, the terms “we,” “us,” “our,” and the “Company” refer to AAWW and all entities in our consolidated financial statements.

We are a leading global provider of air cargo assets and outsourced aircraft operating services and solutions. As such, we manage and operate the world’s largest fleet of 747 freighters. We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale. Our customers include airlines, express delivery providers, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Asia, the Middle East, Australia, Europe, South America, Africa and North America.

Global airfreight demand is highly correlated with global gross domestic product. The slowdown in global economic activity in 2008 and 2009 resulted in an unprecedented decline in airfreight volumes during the second half of 2008 that continued into the first half of 2009. In contrast, improving economic conditions, inventory restocking and new product demand in the fourth quarter of 2009 and throughout 2010 generated encouraging trends for airfreight demand and yields, which was consistent with the tight supply prevailing during those periods. Since the first quarter of 2010, airfreight demand has exceeded pre-recession levels. In early 2011, with strong airfreight demand and tight supply, we leased two 747-400 converted freighters for an average of approximately three and a half years and will place them in service during the second quarter of 2011.

We believe that our fleet of 24 modern, 747-400 freighter aircraft represents one of the most efficient freighter fleets in the market. Our primary placement for these aircraft will continue to be long-term ACMI outsourcing contracts with high-credit-quality customers.

Our growth plans are focused on the further enhancement of our ACMI market position with our order of 12 new, state-of-the-art 747-8F aircraft. We expect The Boeing Company (“Boeing”) to begin delivery of these 747-8F aircraft to us during the second half of 2011. We are currently the only operator offering these aircraft to the ACMI market. In addition to our order, we also hold rights to purchase an additional 14 747-8F aircraft, providing us with flexibility to further expand our fleet in response to market conditions. Our growth plans also include the continued expansion of our CMI business. We launched CMI service in 2010 for two new customers using a fleet of six customer provided aircraft and will continue to pursue additional growth opportunities to expand this service.

We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry. The relative operating cost efficiency of our current 747-400F aircraft and future 747-8F aircraft, including their anticipated superior fuel efficiency, range, capacity and loading capabilities, create a compelling value proposition for our customers and position us well for future growth.

Our primary service offerings encompass the following:

•	ACMI, whereby we provide outsourced aircraft operating solutions, including the provision of an aircraft crew, maintenance and insurance, while customers assume fuel, demand and yield risk. ACMI contracts typically range from three to five years. Also included within ACMI is the provision of express network ACMI, whereby we provide 747-400 aircraft to Polar that service the requirements of DHL Network Operations (USA), Inc.’s (“DHL”) global express operations and meet the needs of other Polar customers. Beginning on April 8, 2009, we consolidated GSS, and the aircraft that are Dry Leased from Atlas to GSS are now included within ACMI;

•	CMI, which is part of our ACMI business segment, whereby we provide outsourced aircraft operating solutions including the provision of crew, maintenance and insurance, while customers provide the aircraft and assume fuel, demand and yield risk. We began performing CMI services during 2010;

•	Dry Leasing, whereby we provide aircraft and/or engine leasing solutions to third parties;

•	AMC Charter services, whereby we provide air cargo services for the AMC; and

•	Commercial Charter, whereby we provide aircraft charters to customers, including brokers, freight forwarders, direct shippers and airlines.

AAWW was incorporated in Delaware in 2000. Our principal executive offices are located at 2000 Westchester Avenue, Purchase, New York 10577, and our telephone number is (914) 701-8000.

Operations

Introduction.  We currently operate our service offerings through the following reportable segments: ACMI, AMC Charter, Commercial Charter and Dry Leasing. All reportable business segments are directly or indirectly engaged in the business of air transportation services but have different commercial and economic characteristics, which are separately reviewed by management. Financial information regarding our reportable segments can be found in Note 13 to our consolidated financial statements included in Item 8 of Part II of this Report (the “Financial Statements”).

ACMI.  Historically, the core of Atlas’ business has been providing aircraft outsourcing services to customers on an ACMI basis. Under an ACMI agreement, customers typically contract for the use of an aircraft type that is operated, crewed, maintained and insured by Atlas in exchange for guaranteed minimum revenues at predetermined levels of operation for defined periods of time. During 2010, we began to offer CMI service to customers. CMI is similar to ACMI flying, except that the customer provides the aircraft. Under that arrangement, we are paid a Block Hour rate for hours operated above a guaranteed minimum level of flying. The aircraft are generally operated under the traffic rights of the customer. All other direct operating expenses, such as fuel, overfly and landing fees and ground handling, are generally borne by the customer, who also bears the commercial revenue risk of Load Factor and Yield.

ACMI provides a predictable annual revenue and cost base by minimizing the risk of fluctuations such as Yield, fuel and traffic demand risk in the air cargo business. Our ACMI revenues and most of our costs under ACMI contracts are denominated in U.S. dollars, minimizing currency risks associated with international business.

Beginning on October 27, 2008, we started to report revenue generated by providing express network ACMI services to Polar for air cargo capacity to DHL (“Express Network”) as ACMI.

All of our ACMI contracts provide that the aircraft remain under our exclusive operating control, possession and direction at all times. The ACMI contracts further provide that both the contracts and the routes to be operated may be subject to prior and/or periodic approvals of the U.S. or foreign governments.

As a percentage of our operating revenue, ACMI revenue represented 40.7% in 2010, 45.4% in 2009 and 22.3% in 2008. As a percentage of our operated Block Hours, ACMI represented 71.2% in 2010, 70.5% in 2009 and 48.7% in 2008. We recognize ACMI and CMI revenue as the actual Block Hours operated on behalf of a customer are incurred or according to the guaranteed minimum Block Hours defined in a contract.

We currently have 20 aircraft under ACMI contracts expiring at various times from 2011 to 2028, which includes renewals and two additional aircraft under an agreement with DHL signed in January 2011. The original length of these contracts generally ranged from three to twenty years, although we do offer contracts of shorter duration. In addition, we have also operated short-term, seasonal ACMI contracts and we expect to continue to provide such services in the future.

AMC Charter.  The AMC Charter business provides full-planeload charter flights to the U.S. Military. We participate in the U.S. Civil Reserve Air Fleet (“CRAF”) Program under contracts with the AMC, which typically cover a one-year period. We have made available a substantial number of our aircraft to be used by the U.S. Military in support of their operations and we operate such flights pursuant to cost-plus contracts. Atlas bears all direct operating costs of the aircraft, which include fuel, insurance, overfly and landing fees and ground handling expenses. However, the price of fuel used during AMC flights is fixed by the U.S. Military. The contracted charter rates (per mile) and fuel prices (per gallon) are fixed by the AMC generally for twelve-month periods. We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for the AMC Charter flights exceeds the fixed price. If the price of fuel paid by us is less than the fixed price, then we pay the difference to AMC.

Airlines may participate in the CRAF Program either alone or through a teaming arrangement. There are currently three groups of carriers (or teams) and several independent carriers (that are not part of any team) that compete for AMC business. We are a member of a team led by FedEx Corporation (“FedEx”). We pay a commission to the FedEx team, based on the revenues we receive under our AMC contracts. The AMC buys cargo capacity on two bases: a fixed basis, which is awarded annually, and expansion flying, which is awarded on an as-needed basis throughout the contract term. While the fixed business is predictable, Block Hour levels for expansion flying are difficult to predict and thus are subject to fluctuation. The majority of our AMC business is expansion flying. We also earn commissions on subcontracting certain flying of oversized cargo, or in connection with flying cargo into areas of military conflict where we cannot perform these services ourselves.

As a percentage of our operating revenue, AMC Charter revenue represented 29.1% in 2010, 31.0% in 2009 and 26.5% in 2008. As a percentage of our operated Block Hours, AMC Charter represented 14.6% in 2010, 17.5% in 2009 and 14.8% in 2008.

Commercial Charter.  Our Commercial Charter business segment provides full planeload capacity to customers for one or more flights based on a specific origin and destination. Customers include charter brokers, freight forwarders, direct shippers and airlines. Charter customers pay a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs. The Commercial Charter business is generally booked on a short-term, as-needed, basis. In addition, Atlas provides limited airport-to-airport cargo services to a few select markets. The Commercial Charter business is similar to AMC Charter business in that we are responsible for all direct operating costs as well as the commercial revenue, Load Factor and Yield risk. Distribution costs are also borne by Atlas and consist of direct sales costs incurred through our own sales force and through commissions paid to general sales agents.

As a percentage of our operating revenue, Commercial Charter revenue represented 28.7% in 2010, 20.3% in 2009 and 7.9% in 2008. As a percentage of our operated Block Hours, Commercial Charter represented 13.7% in 2010, 11.6% in 2009 and 5.5% in 2008.

Dry Leasing.  Our Dry Leasing segment provides for the leasing of aircraft and/or engines to customers primarily through Titan. As a percentage of our operating revenue, Dry Leasing revenue represented 0.5% in 2010, 1.2% in 2009 and 3.0% in 2008.

Global Supply Systems

We hold a 49% interest in GSS, a private company. Atlas Dry Leases three owned 747-400s to GSS, which pays for rent and a provision for maintenance costs associated with the aircraft. GSS, in turn, provides ACMI services for these aircraft to British Airways Plc (“British Airways”).

On April 8, 2009, certain members of management of GSS, through an employee benefit trust, purchased shares of GSS from a former stockholder. These shares, which were not and have never been owned by us, represent a 51% controlling interest in GSS. Following this transaction, we determined that GSS is a variable interest entity and that we are the primary beneficiary of GSS for financial reporting purposes. Accordingly, GSS became a consolidated subsidiary of AAWW upon the closing of the transaction. Therefore, intercompany transactions with GSS are eliminated and the revenue and results of operations for GSS are reflected in the ACMI segment. Prior to this transaction, we accounted for GSS under the equity method and reported the revenue from GSS as Dry Leasing revenue in the consolidated statements of operations (see Note 4 to our Financial Statements).

SonAir

In 2009, we entered into an agreement with SonAir — Serviço Aéreo, S.A. (“SonAir”), a wholly owned subsidiary of the Sonangol Group, the multinational energy company of Angola and member of the United States-Africa Energy Association (“USAEA”), to operate an outsourced premium passenger charter service with two newly customized 747-400 aircraft reconfigured into largely business and executive class configuration. The aircraft are being provided by SonAir’s parent company. In 2010, we began the service, known as the “Houston Express”, which operates three weekly nonstop roundtrip flights between Houston, Texas and Luanda, Angola. Under our CMI agreement with SonAir, we receive contractually determined revenues for the operation of the aircraft without assuming responsibility for passenger revenue and certain direct costs, including fuel.

While the private charter is not open to the public, it provides USAEA members, which include many of the leading U.S. energy companies, with a premium non-stop transportation link to support long-term projects in the West African energy sector.

Boeing

In 2010, we signed a nine-year CMI agreement with Boeing to operate their Dreamlifter fleet of four modified 747-400 freighter aircraft. These aircraft are used to transport major assemblies for the 787 Dreamliner from suppliers around the world to Boeing production facilities in the United States. In July 2010, we began operating this service for Boeing.

DHL Investment and Polar

In 2007, DHL acquired a 49% equity interest and a 25% voting interest in Polar (see Note 3 to our Financial Statements). AAWW continues to own the remaining 51% equity interest in Polar with a 75% voting interest. Concurrent with the investment, DHL and Polar entered into a 20-year blocked space agreement that was subsequently amended (the “Amended BSA”), whereby Polar provides air cargo capacity to DHL through Polar’s Scheduled Service network for Express Network, which began on October 27, 2008, (the “DHL Commencement Date”). In addition, Atlas entered into a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. Under the flight services agreement, Atlas provides Polar with flight crew administration, maintenance and insurance for the aircraft, with flight crewing also to be furnished once the merger of the Polar and Atlas crew forces has been completed. Under separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. Deutsche Post AG (“DP”) has guaranteed DHL’s (and Polar’s) obligations under the various transaction agreements described above. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to in this Report as the “DHL Agreements”. The DHL Agreements provide us with a minimum guaranteed annual revenue stream from 747-400 aircraft that have been dedicated to Polar for Express Network ACMI and other customers’ freight over the life of the agreements.

On the DHL Commencement Date, Polar began full flying for DHL’s trans-Pacific express network and DHL began to provide financial support and also assumed the risks and rewards of the operations of Polar. In addition to its trans-Pacific routes, Polar has also flown between the Asia Pacific regions, the Middle East and Europe on behalf of DHL and other customers.

Based upon changes to the various agreements entered into following DHL’s investment in Polar and subsequent changes made to Polar’s operations during 2008, we reviewed our investment in Polar and determined that a reconsideration event had occurred under accounting guidance for variable interest entities. We determined that DHL was the primary beneficiary of the variable interest entity on the DHL Commencement Date and, as a result of that determination, we deconsolidated Polar from our financial statements as of October 27, 2008 and began reporting Polar under the equity method of accounting.

Long-Term Revenue Commitments

The following table sets forth the guaranteed minimum revenues expected to be received from our existing ACMI (including CMI) and Dry Leasing customers for the years indicated (in thousands):

2011	$497,418
2012	420,019
2013	290,789
2014	215,889
2015	167,572
Thereafter	1,411,099

Total	$3,002,786

Sales and Marketing

We have regional sales offices in the United States, England and Hong Kong, which cover the Americas, Europe, Africa, the Middle East and the Asia Pacific regions. These offices market our ACMI (including CMI), Dry Leasing and Commercial Charter services directly to other airlines and indirect air carriers, as well as to charter brokers and freight forwarders. Additionally, we have a dedicated charter business unit that directly manages the AMC Charter business, and also manages our Commercial Charter business, either directly or indirectly, through our sales organizations.

Maintenance

Maintenance represented our third-largest operating expense for the year ended December 31, 2010. Primary maintenance activities include scheduled and unscheduled work on airframes and engines. Scheduled maintenance activities encompass those activities specified in a carrier’s maintenance program approved by the U.S. Federal Aviation Administration (“FAA”). The costs necessary to adhere to these maintenance programs may increase over time, based on the age of the aircraft and/or engines or due to FAA airworthiness directives (“ADs”).

Scheduled airframe maintenance includes lower-level activities consisting of daily and weekly checks, as well as heavy maintenance checks, involving more complex activities that can generally take from one to four weeks to complete. Unscheduled maintenance, known as line-maintenance, rectifies events occurring during normal day-to-day operations. Scheduled maintenance activities are progressively higher in scope and duration, and are considered “heavy” airframe maintenance checks. 747-200 heavy checks are generally more involved than those performed on our 747-400 aircraft, primarily due to the age of the aircraft, its earlier evolution maintenance program and directives prescribed by the FAA. All lettered checks are currently performed by third-party service providers on a time-and-material basis as we believe they provide the most efficient means of maintaining our aircraft fleet and the most reliable way to meet our maintenance requirements.

Our FAA-approved maintenance programs allow our engines to be maintained on an “on condition” basis. Under this arrangement, engines are sent for repair based on life-limited parts and/or performance deterioration.

Under the FAA ADs issued pursuant to its Aging Aircraft Program, we are subject to extensive aircraft examinations and may be required to undertake structural modifications to our fleet from time to time to address the problems of corrosion and structural fatigue. As part of the FAA’s overall Aging Aircraft Program, it has issued ADs requiring certain additional aircraft modifications. Other ADs have been issued that require inspections and minor modifications to 747-200 aircraft. The 747-400 freighter aircraft were delivered in compliance with all existing FAA ADs at their respective delivery dates. It is possible, however, that additional ADs applicable to the types of aircraft or engines included in our fleet could be issued in the future and that the cost of complying with such ADs could be substantial. The FAA is also considering a rule that would increase the inspection and maintenance burden on aging aircraft.

Insurance

We maintain insurance of the types and in amounts deemed adequate to protect ourselves and our property, consistent with current industry standards. Principal coverage includes: liability for injury to members of the public, including passengers; damage to our property and that of others; loss of, or damage to, flight equipment, whether on the ground or in flight.

Since the terrorist attacks of September 11, 2001, we and other airlines have been unable to obtain coverage for claims resulting from acts of terrorism, war or similar events (war-risk coverage) at reasonable rates from the commercial insurance market. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the U.S. government. The FAA is currently providing war-risk coverage for hull, passenger, cargo loss, crew and third-party liability insurance through September 30, 2011. If the U.S. government insurance program were to be terminated, we would likely face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

Governmental Regulation

General.  Atlas and Polar are subject to regulation by the U.S. Department of Transportation (“DOT”) and the FAA, among other U.S. and foreign government agencies. The DOT primarily regulates economic issues affecting air service, such as certification, fitness and citizenship, competitive practices, insurance and consumer protection. The DOT has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority or seek criminal sanctions. Atlas and Polar each holds DOT-issued certificates of public convenience and necessity plus exemption authority to engage in scheduled air transportation of property and mail in domestic, as well as enumerated international markets, and charter air transportation of property and mail on a worldwide basis.

The DOT conducts periodic evaluations of each air carrier’s fitness and citizenship. In the area of fitness, the DOT seeks to ensure that a carrier has the managerial competence, compliance disposition and financial resources needed to conduct the operations for which it has been certificated. Additionally, each U.S. air carrier must remain a U.S. citizen by (i) being organized under the laws of the United States or a state, territory or possession thereof; (ii) requiring its president and at least two-thirds of its directors and other managing officers to be U.S. citizens; (iii) allowing no more than 25% of its voting stock to be owned or controlled, directly or indirectly, by foreign nationals and (iv) not being otherwise subject to foreign control. The DOT broadly interprets “control” to exist when an individual or entity has the potential to exert substantial influence over airline decisions through affirmative action or the threatened withholding of consents and/or approvals. We believe the DOT will continue to find Atlas’ and Polar’s fitness and citizenship favorable and conclude that Atlas and Polar are in material compliance with the DOT requirements described above.

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

In 2009, following expressions of concern about pilot fatigue on certain long-range flights, the FAA convened an Aviation Rulemaking Committee (“ARC”) comprised of various aviation stakeholders to recommend changes to the flight and duty time rules applicable to pilots. In 2010, the FAA issued a proposed rule to enhance flight and duty time regulations with the stated goal of reducing pilot fatigue. Adoption of the proposed rule would result in increased crew costs for air carriers (such as Atlas and Polar) that predominately fly nighttime and long-haul flights. The statutory deadline for adopting this new rule is August 1, 2011. If adopted, the specific rule proposed by the FAA could have a material impact on our business, results of operations and financial condition by limiting crew scheduling flexibility and increasing operating costs, especially with respect to long-range flights.

International.  Air transportation in international markets (the vast majority of markets in which Atlas and Polar operate) is subject to extensive additional regulation. The ability of Atlas and Polar to operate in other countries is governed by aviation agreements between the United States and the respective countries (in the case of Europe, the European Union (the “EU”)) or, in the absence of such an agreement, by principles of reciprocity. Sometimes, such as with Japan and China, aviation agreements restrict the number of carriers that may operate, their frequency of operation, or the routes over which they may fly. This makes it necessary for the DOT to award route and operating rights to U.S. air carrier applicants through competitive route proceedings. International aviation agreements are periodically subject to renegotiation, and changes in U.S. or foreign governments could result in the alteration or termination of such agreements, diminish the value of existing route authorities or otherwise affect Atlas’ and Polar’s international operations. Foreign government authorities also impose substantial licensing and business registration requirements and, in some cases, require the advance filing and/or approval of schedules or rates. Moreover, the DOT and foreign government agencies typically regulate alliances and other commercial arrangements between U.S. and foreign air carriers, such as the ACMI arrangements that Atlas maintains. Approval of these arrangements is not guaranteed and may be conditional. In addition, approval during one time period does not guarantee approval in future periods.

A foreign government’s regulation of its own air carriers can also affect our business. For instance, the EU modified the licensing requirements of air carriers of its member states in 2008 to place new limits on the ability of EU carriers to use ACMI aircraft from airlines of non-EU member states. The revised regulations have a negative impact on ACMI business opportunities. Similarly, the European Aviation Safety Agency (“EASA”) has proposed new rules that would prohibit EU airlines from providing ACMI services from non-EU airlines without first satisfying their regulators that the aircraft to be used satisfy both international and EASA-imposed requirements. Finalization of the proposed regulations could increase costs and inhibit business opportunities.

Airport Access.  The ability of Atlas, Polar and Atlas’ other ACMI customers to operate is dependent on their ability to gain access to airports of their choice at commercially desirable times and on acceptable terms. In some cases, this is constrained by the need for the assignment of takeoff and landing “slots” or comparable operational rights. Like other air carriers, Atlas and Polar are subject to such constraints at slot-restricted airports in cities such as Chicago and a variety of foreign locations (e.g., Tokyo, Shanghai and Incheon). The availability of slots is not assured and the inability of Polar or Atlas’ other ACMI customers to obtain additional slots could inhibit efforts to provide expanded services in certain international markets. In addition, nighttime restrictions of certain airports could, if expanded, have an adverse operational impact.

Access to the New York airspace presents an additional challenge. Because of congestion in the New York area, especially at John F. Kennedy International Airport (“JFK”), the FAA imposes hourly caps on JFK operations of those carriers offering scheduled services. Additionally, the FAA adopted and then withdrew a rule to impose slot limitations on scheduled operations at JFK and Newark Liberty International (“EWR”) airports and to establish a slot auction process that would include the involuntary withdrawal of slots from current holders. The rule also would have placed severe hourly limitations on unscheduled operations at JFK and EWR. If a new rule with similar constraints on unscheduled operations were to be adopted in the future, our business operations could be adversely affected.

As a further means to address congestion, the FAA has issued a rule allowing U.S. airports to raise landing fees to defray the costs of airfield facilities under construction or reconstruction. The rule is being challenged in court. Any landing fee increases implemented pursuant to the rule would have an impact on airlines generally. A similar proposal is under consideration in the EU.

Security.  Following the terrorist attacks on September 11, 2001, the aviation security functions previously performed by the FAA were transferred to the U.S. Transportation Security Administration (“TSA”). The TSA extensively regulates aviation security through rules, regulations and security directives which are designed to prevent unauthorized access to freighter aircraft and the introduction of weapons and explosives onto such aircraft. Atlas and Polar currently operate pursuant to a TSA-approved security program that, we believe, maintains the security of all aircraft in the fleet. There can be no assurance, however, that we will remain in compliance with the existing and any additional TSA requirements without incurring substantial costs, which may have a material adverse effect on our operations. To mitigate any such increase, we are working closely with the Department of Homeland Security and other government agencies to ensure that a threat-based risk management approach is utilized to target specific “at-risk” cargo. This approach could limit any exposure to regulation that would require 100% screening of all cargo at an excessive cost. Additionally, foreign governments and regulatory bodies (such as the European Commission) impose their own aviation security requirements and have increasingly tightened such requirements. This may have an adverse impact on our operations, especially to the extent the new requirements may necessitate redundant or costly measures or be in conflict with TSA requirements. Additionally, there has been legislation introduced in the U.S. House of Representatives that, if enacted, could substantially increase the security burden on all-cargo air carriers.

Environmental.  We are subject to various federal, state and local laws relating to the protection of the environment, including the discharge or disposal of materials and chemicals and the regulation of aircraft noise, which are administered by numerous state, local and federal agencies. For instance, the DOT and the FAA have authority under the Aviation Safety and Noise Abatement Act of 1979 and under the Airport Noise and Capacity Act of 1990 to monitor and regulate aircraft engine noise. We believe that all aircraft in our fleet materially comply with current DOT, FAA and international noise standards.

We are also subject to the regulations of the U.S. Environmental Protection Agency (the “EPA”) regarding air quality in the United States. All of our aircraft meet or exceed applicable EPA fuel venting requirements and smoke emissions standards.

There is significant U.S. and international government interest in implementing measures to respond to the problem of climate change and greenhouse gas emissions. Previously, both houses of the U.S. Congress passed legislation to impose a carbon-related tax on fuel sold to airlines and other entities. However, a bill has not been signed into law. Since a new session of U.S. Congress began in January 2011, legislation of that type cannot become law without first having been reintroduced and voted upon. In September 2009, the EPA proposed regulations that would impose controls on greenhouse gas emissions. The proposed regulations would not directly control greenhouse gas emissions by air carriers. However, a number of states and environmental organizations have asked the EPA to regulate greenhouse gas emissions from aircraft. In addition, the EU has enacted legislation that will extend its emissions trading scheme to aviation commencing in 2012, and airlines serving the EU have had to submit compliance plans for review and approval. Under the EU mechanism, airlines will only be able to exceed specified carbon emissions levels by acquiring carbon emissions rights from other entities. The U.S. and other governments have objected to the EU’s unilateral implementation and are seeking to have the matter addressed, instead, by the International Civil Aviation Organization. Some airlines and organizations are also challenging the EU mechanism in court. Regardless of the outcome of these activities, it is possible that some type of climate change measures ultimately will be imposed in a manner adversely affecting airlines.

Other Regulations.  Air carriers are also subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities and are required to obtain an aeronautical radio license from the Federal Communications Commission. Additionally, we are subject to U.S. and foreign antitrust requirements and international trade restrictions imposed by U.S. Presidential determination and U.S. government agency regulation, including the Office of Foreign Assets Control of the U.S. Department of the Treasury. We endeavor to comply with such requirements at all times. We are also subject to state and local laws and regulations at locations where we operate and at airports that we serve. Our operations may become subject to additional international, U.S. federal, state and local requirements in the future. We believe that we are in material compliance with all currently applicable laws and regulations.

Civil Reserve Air Fleet.  Atlas and Polar both participate in the CRAF Program, which permits the U.S. Department of Defense to utilize participants’ aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft. Participation in the CRAF Program could adversely restrict our commercial business in times of national emergency.

Future Regulation.  The U.S. Congress, the DOT, the FAA and other government agencies are currently considering and in the future may consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, our operations, ownership and profitability. It is impossible to predict what other matters might be considered in the future and to judge what impact, if any, the implementation of any future proposals or changes might have on our businesses.

Competition

The market for ACMI services is competitive. We believe that the most important basis for competition in the ACMI market is the efficiency and cost effectiveness of the aircraft assets and the scale, scope and quality of the outsourced operating services and solutions provided. Atlas, Air Atlanta Icelandic, World Airways and Evergreen International Aviation are the primary providers presently in the 747-400F and 747-400 BCF/SF ACMI markets. Competition is more significant in the ACMI market for the older, less-efficient 747-200 aircraft. We have withdrawn from that market and redeployed our 747-200 ACMI assets into the AMC and Commercial Charter segments, where our operating returns for operating the aircraft are comparatively higher. Operators remaining in the 747-200 ACMI segment include Air Atlanta Icelandic, Evergreen International Aviation, Kalitta Air, LLC and Southern Air, Inc. World Airways also operates MD11s in cargo ACMI services, which compete directly in some markets with 747 freighters. In addition, competition may intensify with the utilization of the 777F aircraft, in certain markets in lieu of a 747.

We participate through our AMC Charter business segment in the CRAF Program. While our AMC Charter business has been profitable each year since 2004, the formation of additional competing teaming arrangements, increased participation of other independent carriers, an increase by other air carriers in their commitment of aircraft to the CRAF program, the withdrawal of any of the current team members, especially FedEx, or a reduction of the number of aircraft pledged to the CRAF program by our team, and the uncertainty of future demand for commercial airlift by the U.S. Military, could adversely affect the amount of AMC business awarded to us in the future. To the extent that we receive a reduction in our awards or expansion business, we will re-deploy the available aircraft to our other business segments or remove the capacity from our fleet.

The Commercial Charter market is highly competitive, with a number of operators, including Southern Air, Inc.; Evergreen International Aviation; Kalitta Air, LLC; Lufthansa Group and other passenger airlines providing similar services. Many of our ad hoc charter flights are one-way return flights from Asia or Europe, positioned by one-way AMC flights that originate from the United States and terminate in Europe or the Middle East. We continue to develop new opportunities in the Commercial Charter market as alternative deployments for the 747-200 aircraft remaining in our fleet or 747-400 aircraft not otherwise deployed in our ACMI or AMC business.

Titan’s primary focus in the Dry Leasing business is freighter aircraft and engine leasing. While there is competition among operating lessors in this market, we believe that we are uniquely positioned in this business due to our depth and understanding of the demand drivers and operator base. The primary competitors in the freighter leasing business are GE Capital Aviation Services; Guggenheim Aviation Partners, LLC; Air Castle Ltd. and AerCap Holdings, N.V. Titan may also compete in the passenger aircraft leasing market to develop key customer relationships, enter strategic geographic markets, and/or acquire feedstock aircraft for future freighter conversion. The primary competitors in the passenger leasing market are GE Capital Aviation Services, International Lease Finance Corp., Ansett Worldwide Aviation Services, CIT Aerospace, Aviation Capital Group Corp., Air Castle Ltd., AerCap Holdings N.V., and RBS Aviation Capital.

Fuel

Historically, aircraft fuel is one of the most significant expenses for us. During 2010, 2009 and 2008, fuel costs represented 27.1%, 22.1%, and 41.8%, respectively, of our total operating expenses. Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues and supply and demand, which we can neither control nor accurately predict. The following table summarizes our total fuel consumption and costs:

	2010	2009	2008

Gallons consumed (in thousands)	119,176	101,451	201,002
Average price per gallon, including tax	$2.52	$1.98	$3.37
Cost (in thousands)	$300,229	$201,207	$677,544
Fuel burn — gallons per Block Hour (excluding ACMI)	3,221	3,159	3,231

Subsequent to the DHL Commencement Date, our exposure to fluctuations in fuel price is now limited to a portion of our Commercial Charter business only. For this business, we shift a portion of the burden of price increases to customers by imposing a surcharge. While we believe that fuel price volatility in 2010, 2009 and 2008 was partly reduced as a result of increased fuel surcharges, these surcharges did not completely offset the underlying increases in fuel prices. The ACMI segment, including Express Network, has no direct fuel price exposure because ACMI contracts require our customers to pay for aircraft fuel. Similarly, we generally have no fuel price risk in the AMC business because the price is set under our contract, and we receive or make subsequent payments to adjust for price increases and decreases from the contractual rate. AMC fuel expense was $155.5 million in 2010, $118.4 million in 2009 and $199.9 million in 2008.

In the past, we have not experienced significant difficulties with respect to fuel availability. Although we do not currently anticipate a significant reduction in the availability of aircraft fuel, a number of factors, such as geopolitical uncertainties in oil-producing nations and shortages of and disruptions to refining capacity or transportation of aircraft fuel from refining facilities, make accurate predictions unreliable. For example, hostilities and political turmoil in oil-producing nations could lead to disruptions in oil production and/or to substantially increased oil prices. Any inability to obtain aircraft fuel at competitive prices would materially and adversely affect our results of operation and financial condition.

Employees

Our business depends on highly qualified management and flight crew personnel. As a percentage of our consolidated operating expenses, salaries, wages and benefits accounted for approximately 21.5% in 2010, 23.7% in 2009 and 13.7% in 2008. As of December 31, 2010, we had 1,532 employees, 877 of whom were crewmembers. We maintain a comprehensive training program for our crewmembers in compliance with FAA requirements, in which each pilot and flight engineer regularly attends recurrent training programs.

Crewmembers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represented approximately 51.5% of our workforce as of December 31, 2010. We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of our employees.

The Atlas collective bargaining agreement became amendable in February 2006. The Polar collective bargaining agreement became amendable in April 2007. While both units filed Railway Labor Act “Section 6” notices to begin negotiations for amended agreements, those negotiations have been placed on hold in favor of completing the merger of the two crew forces. In November 2004, we initiated steps to merge the represented crewmember bargaining units of Atlas and Polar. The respective collective bargaining agreements provide for a seniority integration process and the negotiation of a single collective bargaining agreement (“SCBA”). This seniority list integration process was completed in November 2006.

We received the integrated seniority lists and the parties are in negotiations for a SCBA. In accordance with both the Atlas and Polar contracts, if any open contract issues remain after nine months of bargaining from the date the integrated seniority lists were tendered to us, those issues are to be resolved by final and binding interest arbitration. This period of bargaining was extended by mutual agreement of the parties. We continued to negotiate with the IBT, reached a tentative agreement on many outstanding issues and an arbitrator was assigned for the remaining unresolved sections. The arbitration hearings concluded in December 2010. A decision is expected during 2011.

In 2009, the IBT was certified as the collective bargaining representative of the dispatchers employed by Atlas and Polar. Later in 2009, we began formal negotiations with the IBT regarding the first collective bargaining agreement for the dispatchers. Other than the crewmembers and dispatchers, there are no other Atlas or Polar employees represented by a union.

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

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Business Generally

A deterioration in global economic conditions could adversely affect our business, results of operations, financial condition, liquidity and ability to access capital markets.

Global economies experienced a downturn in 2008. The conditions experienced by our customers during that time made it difficult for them and for us to accurately forecast and plan future business activities. The slowdown also caused our customers to curb their use of our services. During the second half of 2009 and into 2010, the downturn subsided and conditions began to improve. If demand for our services or Yields significantly deteriorate due to macroeconomic effects, it could have a material adverse effect on our business, results of operations and financial condition. We cannot accurately predict the effect or duration of any economic slowdown or the timing or strength of a subsequent economic recovery.

In addition, we may face significant challenges if conditions in the financial markets deteriorate. Our business is capital intensive and growth depends on the availability of capital for new aircraft, among other things. If today’s capital availability deteriorates, we may be unable to raise the capital necessary to finance the 747-8F aircraft we have ordered from Boeing, finance Titan’s growth or other business initiatives. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

If any of our existing aircraft or our new order of 747-8F aircraft are underutilized, failure to re-deploy or deploy these aircraft with customers at favorable rates or to successfully and timely dispose of such aircraft could have a material adverse effect on our business, results of operations and financial condition.

We generally allocate our existing and on-order aircraft among our business segments according to projected demand. If demand weakens and, as a result, we have underutilized aircraft, we will seek to re-deploy those aircraft in our other lines of business. If we are unable to successfully deploy our existing aircraft or our new order of 747-8F aircraft, when delivered, at favorable rates or achieve a successful and timely disposal of such aircraft, our results of operations could be materially and adversely affected.

We have significant contractual obligations, including progress payments, associated with our order of 12 747-8F aircraft. If we are unable to obtain financing for these aircraft and/or make the required progress payments, our growth strategy would be disrupted and our business, results of operations and financial condition could be adversely affected.

In 2006, we placed an order for 12 new 747-8F aircraft with Boeing. As part of this transaction, we also hold rights to purchase up to an additional 14 747-8F aircraft. We are required to pay significant pre-delivery deposits to Boeing for these aircraft. As of December 31, 2010, we had remaining commitments of approximately $1.7 billion associated with this aircraft order (including spare engines, estimated contractual escalations and purchase credits).

We expect to finance these aircraft through either secured debt or lease financing. Although we have received committed financing for one of these aircraft and standby financing commitments to finance an additional four of the remaining aircraft deliveries, we cannot provide assurance that we will be able to meet the financing conditions contained in these commitments or to secure other financing on terms attractive to us or at all. If we are unable to secure financing on acceptable terms, we may be required to incur financing costs that are substantially higher than what we currently anticipate and our business, results of operations and financial condition could be adversely affected. If we are unable to obtain financing (even at a higher cost) and we are unable to meet our contractual obligations to Boeing, our financial condition could be impacted as we could be in default under the Boeing contract.

We could be adversely affected if the delivery of our new 747-8F aircraft are delayed further or if such aircraft do not meet expected performance specifications.

In 2006, we placed an order for 12 new 747-8F aircraft that were originally scheduled to be delivered in 2010 and 2011. As part of this transaction, we also hold rights to purchase up to an additional 14 747-8F aircraft. The addition of these new aircraft is a material component of our growth and fleet renewal strategy. Although the 747-8F aircraft shares some of the same parts used in our 747-400 fleet, it is a new aircraft model and Boeing has not yet received the necessary regulatory approvals and certifications. Although Boeing has provided us with certain performance guarantees, the new aircraft may not meet the expected performance specifications, which could make it more difficult for us to deploy these aircraft in a timely manner or at expected rates. In September 2010, Boeing announced a further delay in the first 747-8F delivery to the second half of 2011. Accordingly, we expect a corresponding delay in the delivery of our first 747-8F aircraft and subsequent deliveries. The estimated payment schedule for pre-delivery deposits will be adjusted accordingly. Any further delay in Boeing’s production or delivery schedule could delay the deployment of these aircraft and could cause pre-delivery deposit borrowings to become payable before delivery of the aircraft.

Our substantial lease and debt obligations, including aircraft lease and other obligations, could impair our financial condition and adversely affect our ability to raise additional capital to fund our operations or capital requirements, all of which could limit our financial resources and ability to compete, and may make us more vulnerable to adverse economic events.

As of December 31, 2010, we had total debt obligations of approximately $544.2 million and total aircraft operating leases and other lease obligations of $1.7 billion. These obligations are expected to increase significantly over the next several years as we begin to accept delivery of, and continue to enter into financing arrangements for, our new 747-8F aircraft. Our outstanding financial obligations could have negative consequences, including:

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

Our ability to service our debt and meet our lease and other obligations as they come due is dependent on our future financial and operating performance. This performance is subject to various factors, including factors beyond our control, such as changes in global and regional economic conditions, changes in our industry, changes in interest or currency exchange rates, the price and availability of aircraft fuel and other costs, including labor and insurance. Accordingly, we cannot provide assurance that we will be able to meet our debt service, lease and other obligations as they become due and our business, results of operations and financial condition could be adversely affected under these circumstances.

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

Demand for older 747-200 aircraft may affect our decision to retire aircraft early.

The market for 747-200 aircraft is volatile and can be negatively affected by excess capacity due to factors such as global economic conditions and reduced customer demand. In 2009 and 2008, we accelerated the scheduled retirements of some of our 747-200 aircraft due to a lack of projected demand. We incurred certain expenses related to the retirement of these aircraft (see Note 5 to our Financial Statements). If the current operating environment for 747-200s deteriorates, we may need to retire some or all of our remaining 747-200 aircraft, which would result in additional expenses being recorded.

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

Our operating revenues depend on our ability to effectively deploy all of the aircraft in our fleet and maintain high utilization of these aircraft at favorable rates. If one or more of our aircraft are out of service for an extended period of time, our operating revenues would significantly decrease and we may have difficulty fulfilling our obligations under one or more of our existing contracts. The loss of revenue resulting from any such business interruption, and the cost, long lead time and difficulties in sourcing a replacement aircraft, could have a material adverse effect on our business, results of operations and financial condition.

Our financial condition may suffer if we experience unanticipated costs as a result of ongoing lawsuits, claims and investigations related to alleged improper matters related to use of fuel surcharges and other rate components for air cargo services.

The Company and Polar LLC (“Old Polar”), formerly Polar Air Cargo, Inc., have been named defendants, along with a number of other cargo carriers, in several class actions in the United States arising from allegations about the pricing practices of a number of air cargo carriers that have now been consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company and Old Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of fuel and other surcharges, in violation of U.S. Federal, state and EU antitrust laws. The suit seeks treble damages and injunctive relief.

The Company and Old Polar, along with a number of other cargo carriers, have also been named in two civil class action suits in the provinces of Ontario and Quebec, Canada, which are substantially similar to the U.S. class action suits described above. Moreover, we have submitted relevant information and documentation to regulators in Australia, New Zealand and Switzerland, among others, in connection with investigations initiated by such authorities into pricing practices of certain international air cargo carriers. These proceedings are continuing, and additional investigations and proceedings may be commenced and charges may be brought in these and other jurisdictions. Other parties may be added to these proceedings, and authorities may request additional information from us. If Old Polar or the Company were to incur an unfavorable outcome in connection with one or more of the related investigations or the litigation described above, it could have a material adverse effect on our business, results of operations and financial condition.

In addition to the litigation and investigations described above, we are party to a number of other claims, lawsuits and pending actions, which we consider to be routine and incidental to our business (see Note 14 to our Financial Statements).

However, if we were to receive an adverse ruling or decision, it could have an adverse effect on our business, results of operations and financial condition.

Global trade flows are typically seasonal, and our business segments, including our ACMI customers’ business, experience seasonal revenue variation.

Global trade flows are typically seasonal in nature, with peak activity typically occurring during the retail holiday season, which traditionally begins in September and lasts through mid-December. Our ACMI contracts have contractual utilization minimums that typically allow our customers to cancel an agreed-upon percentage of the guaranteed hours of aircraft utilization over the course of a year. Our ACMI customers often exercise those cancellation options early in the first quarter of the year, when the demand for air cargo capacity is historically low following the seasonal holiday peak in the fourth quarter of the previous year. While our revenues typically fluctuate seasonally as described above, a significant proportion of the costs associated with our business, such as aircraft rent, depreciation and facilities costs, are fixed and cannot easily be reduced to match the seasonal drop in demand. As a result, our net operating results are typically subject to a high degree of seasonality.

Fuel price volatility and fuel availability could adversely affect our business and operations in our Commercial Charter business.

The price of aircraft fuel is unpredictable and has been increasingly volatile over the past few years. With the commencement of the Amended BSA, we have been able to reduce our exposure to fuel risk significantly. However, we continue to bear the risk of fuel exposure for our Commercial Charter operations.

In addition, while our ACMI contracts require our customers to pay for aircraft fuel, if fuel costs increase significantly, our customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers. Such instances could have a material adverse impact on our business, results of operations and financial condition.

In the past, we have not experienced significant difficulties with respect to fuel availability. Although we do not currently anticipate a significant reduction in the availability of aircraft fuel, a number of factors, such as geopolitical uncertainties in oil-producing nations and shortages of and disruptions to refining capacity, make accurate predictions unreliable. For example, hostilities and political turmoil in oil-producing nations could lead to disruptions in oil production and/or to substantially increased oil prices. Any inability to obtain aircraft fuel at competitive prices could have a material adverse impact on our business, results of operations and financial condition.

We are party to collective bargaining agreements covering our U.S. crewmembers and are obligated to negotiate collective bargaining agreements covering our U.S. dispatchers, both of which could result in higher labor costs than those faced by some of our non-unionized competitors. This could put us at a competitive disadvantage, and/or result in a work interruption or stoppage, which could materially adversely affect our business, results of operations and financial condition.

We have two separate crewmember forces, one for each of Atlas and Polar, and each is represented by the IBT. There are separate collective bargaining agreements for Atlas and Polar, both of which are currently subject to binding arbitration. As a percentage of our workforce as of December 31, these employees represented approximately 51.5% in 2010, 49.4% in 2009 and 56.7% in 2008. We are subject to risks of increased labor costs associated with having a partially unionized workforce, as well as a greater risk of work interruption or stoppage. We cannot provide assurance that disputes, including disputes with certified collective bargaining representatives of our employees, will not arise in the future or will result in an agreement on terms satisfactory to us. The costs associated with a resolution, including a potential increase in costs of labor resulting from binding arbitration, could have a material adverse effect on our business, results of operations and financial condition.

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

Our insurance coverage may become more expensive and difficult to obtain and may not be adequate to insure all of our risks.

Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general, and the insured carrier in particular. Future terrorist attacks and other adverse events involving aircraft could result in increases in insurance costs and could affect the price and availability of such coverage. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the U.S. federal government. The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through September 30, 2011. If the federal war-risk coverage program terminates or provides significantly less coverage in the future, we could face a significant increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

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

We are heavily and increasingly dependent on technology to operate our business. The computer and communications systems on which we rely could be disrupted due to various events, some of which are beyond our control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures and computer viruses and hackers. We have taken certain steps to implement business resiliency to help reduce the risk of some of these potential disruptions. There can be no assurance, however, that the measures we have taken are adequate to prevent or remedy disruptions or failures of these systems. Any substantial or repeated failure of these systems could impact our operations and customer service, result in the loss of important data, loss of revenues, and increased costs, and generally harm our business. Moreover, a failure of certain of our vital systems could limit our ability to operate our flights for an extended period of time, which would have a material adverse impact on our business and operations.

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

Our ACMI business depends on a limited number of customers, which has typically averaged between five and six. In addition, as a percentage of our total operating revenue, the International Airline of United Arab Emirates (“Emirates”) accounted for 8.2% in 2010, 10.4% in 2009 and 7.8% in 2008 and Polar accounted for 14.7% in 2010, 18.5% in 2009 and 3.2% in 2008. We typically enter into long-term ACMI contracts with our customers on 747-400s. The terms of our existing contracts are scheduled to expire on a staggered basis. There is a risk that any one of our significant ACMI customers may not renew their ACMI contracts with us on favorable terms or at all, perhaps due to reasons beyond our control. For example, certain of our airline ACMI customers may not renew their ACMI contracts with us as they take delivery of new aircraft in their own fleet. Select customers have the opportunity to terminate their long-term agreements in advance of the expiration date, following a significant amount of notice to allow for remarketing of the aircraft. Such agreements generally contain a significant early termination fee paid by the customer. Entering into ACMI contracts with new customers generally requires a long sales cycle, and as a result, if our ACMI contracts are not renewed, and there is a resulting delay in entering into new contracts, our business, results of operations and financial condition could be materially and adversely affected.

We could be adversely affected if a large number of 747-400 factory freighter or passenger-to-freighter converted aircraft enter the ACMI market and cause ACMI rates to decrease. In addition, new entrants or different equipment types introduced into the ACMI market could adversely affect our business, results of operations and financial condition.

As passenger airlines begin to retire 747-400 aircraft from passenger service, a number of these aircraft are undergoing conversion to freighters. Although inferior in operating performance to the 747-400 specialty built freighters that we primarily operate, if a significant number of these 747-400 converted freighter aircraft become available to our competitors, it could cause ACMI rates and underlying aircraft values to decrease. Additionally, the introduction of new equipment types into the ACMI market could cause ACMI rates to fall and/or could negatively affect our customer base. If either circumstance were to occur, our business, results of operations and financial condition could be materially and adversely affected.

Our agreements with several ACMI and CMI customers require us to meet certain performance targets, including certain departure/arrival reliability standards. Failure to meet these performance targets could adversely affect our financial results.

Our ability to derive the expected economic benefits from our transactions with certain ACMI and CMI customers depends substantially on our ability to successfully meet strict performance standards and deadlines for aircraft and ground operations, which become increasingly stringent over time. If we do not meet these requirements, we may not be able to achieve the projected revenues and profitability from these contracts, and we could be exposed to certain remedies, including termination of the Amended BSA in the most extreme of circumstances, as described below.

Risks Related to the DHL Investment

The DHL Agreements confer certain termination rights to DHL which, if exercised or triggered, may result in us being unable to realize the full benefits of this transaction.

The Amended BSA gives DHL the option to terminate the agreement for convenience by giving notice to us at least one year before the fifth, tenth or fifteenth anniversary of the agreement’s commencement date. If DHL terminates for convenience on the fifth anniversary, Polar or DHL will be required to assume all six 747-400 freighter head leases for the entire remaining term of each such aircraft lease. Each assumed lease has a guarantee by DHL’s parent or a creditworthy subsidiary. Further, DHL has a right to terminate the Amended BSA for cause following a specified management resolution process if we default on our performance or we are unable to perform for reasons beyond our control. If DHL exercises any of these termination rights, we will not be able to achieve the projected revenues and profitability from this contract.

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

As a percentage of our operating revenue, revenue derived from our AMC Charter business was approximately 29.1% in 2010, 31.0% in 2009 and 26.5% in 2008. In each of these years, the revenues derived from expansion flights for the AMC significantly exceeded the value of the fixed flight component of our AMC contract.

Historically, our AMC Charter business, especially expansion flights, has generated a significant amount of revenue. Future revenues from this business may decline from historic levels as a result of reduced U.S. military heavy lift requirements. Revenues from our AMC Charter business are derived from one-year contracts that the AMC is not required to renew. Our current AMC contract runs from January 1, 2011 through December 31, 2011. Changes in national and international political priorities can significantly affect the volume of our AMC Charter business, especially the volume of expansion flying. Any decrease in U.S. military activity could reduce our AMC Charter business. In addition, our share of the total AMC Charter business depends on several factors, including the total fleet size we commit to the CRAF program and the total number of aircraft deployed by our partners and competitors in the program.

The AMC also holds all carriers to certain on-time performance requirements, which in 2011 was changed from a departure-based standard to a more stringent on-time arrival requirement. To the extent that we fail to meet those performance requirements or if we fail to perform or to pass semi-annual AMC inspections, our revenues from our AMC Charter business could decline through a suspension or termination of our AMC contract. Our revenues could also decline due to a reduction in the revenue rate we are paid by the AMC, a greater reliance by the AMC on its own freighter fleet or a reduction in our allocation of expansion flying. Any reduction in our AMC flying could also negatively impact our Commercial Charter revenue from the return trips of one-way AMC missions. If our AMC Charter business declines significantly and we are otherwise unable to effectively deploy the resultant capacity, it could have a material adverse effect on our business, results of operations and financial condition.

Our AMC Charter business is sensitive to teaming arrangements, affecting our relative share of AMC flying and the profitability associated with it. If one of our team members reduces its commitments or withdraws from the program, or if other carriers on other teams commit additional aircraft to this program, our share of AMC flying may decline. In addition, any changes made to the commissions that we either pay / receive for AMC flying or changes to the CRAF contracting mechanism could impact the profitability of this business. Any of these changes could have a material adverse effect on our results of operations and financial condition.

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

Our operations are subject to complex aviation and transportation laws and regulations, including Title 49 of the U.S. Code, under which the DOT and the FAA exercise regulatory authority over air carriers. In addition, our business activities fall within the jurisdiction of various other federal, state, local and foreign authorities, including the U.S. Department of Defense, the TSA, U.S. Customs and Border Protection, the U.S. Treasury Department’s Office of Foreign Assets Control and the U.S. EPA. In addition, other countries in which we operate have similar regulatory regimes to which we are subjected. These laws and regulations may require us to maintain and comply with the terms of a wide variety of certificates, permits, licenses, noise abatement standards and other requirements and our failure to do so could result in substantial fines or other sanctions. These U.S. and foreign aviation regulatory agencies have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with provisions of law or applicable regulations and may impose civil or criminal penalties for violations of applicable rules and regulations. Such fines or sanctions, if imposed, could have a material adverse effect on our mode of conducting business, results of operations and financial condition. In addition, U.S. and foreign governmental authorities may adopt accounting standards, taxation requirements, new regulations, directives or orders that could require us to take additional and potentially costly compliance steps or result in the grounding of some of our aircraft, which could increase our operating costs or result in a loss of revenues.

International aviation is increasingly subject to requirements imposed or proposed by foreign governments. This is especially true in the areas of transportation security, aircraft noise and emissions control, and greenhouse gas emissions. These may be duplicative of, or incompatible with U.S. government requirements, resulting in increased compliance efforts and expense. Even standing alone, foreign government requirements can be burdensome.

Foreign governments also place temporal and other restrictions on the ability of their own airlines to use aircraft operated by other airlines. For example, as a result of EU regulations finalized in 2008, EU airlines generally secure aircraft capacity from U.S. and other non-EU airlines for a maximum of two seven-month periods. This restriction could negatively impact our revenue and profitability. Additionally, the EASA is considering a proposal to require EU airlines to establish to the satisfaction of their regulatory agencies that the aircraft capacity secured from and operated by U.S. and other non-EU airlines meet internationally set standards and additional EASA requirements. These and other similar regulatory developments could have a material adverse effect on our business, results of operations and financial condition.

Initiatives to address global climate change may adversely affect our business and increase our costs.

U.S. or international legislative or regulatory action to address concerns about climate change and greenhouse gas emissions could result in substantial costs for us. Previously, both houses of the U.S. Congress passed legislation to impose a carbon-related tax on fuel sold to airlines and other entities. However, a bill has not been signed into law. Also, in September 2009, the EPA proposed regulations that would impose controls on greenhouse gas emissions. While the proposed regulations would not directly control greenhouse gas emissions by air carriers, a number of states and environmental organizations have asked the EPA to regulate greenhouse gas emissions from aircraft.

Internationally, the EU has enacted legislation that will extend its emissions trading scheme to aviation commencing in 2012, and airlines serving the EU have had to submit compliance plans for review and approval. Under the EU mechanism, airlines will only be able to exceed specified carbon emissions levels by acquiring carbon emissions rights from other entities. The U.S. and other governments have objected to the EU’s unilateral implementation and are seeking to have the matter addressed, instead, by the International Civil Aviation Organization. Some airlines and organizations are also challenging the EU mechanism in court. Regardless of the outcome of these activities, it is possible that some type of climate change measures ultimately will be imposed in a manner adversely affecting airlines. The costs of complying with potential new environmental laws or regulations could have a material adverse effect on our business, results of operations and financial condition.

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

In 2009, following expressions of concern about pilot fatigue on certain long-range flights, the FAA convened an ARC comprised of various aviation stakeholders to recommend changes to the flight and duty time rules applicable to pilots. In 2010, the FAA issued a proposed rule to impose new flight and duty time regulations with the stated goal of reducing pilot fatigue. Adoption of the proposed rule would result in material increased crew costs for Atlas and Polar, as well as air carriers that predominately fly nighttime and long-haul flights. The statutory deadline for adopting this new rule is August 1, 2011. If adopted, the specific rule proposed by the FAA could have a material impact on our business, results of operations and financial condition by limiting crew scheduling flexibility and increasing operating costs, especially with respect to long-range flights.

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

As one means to effect compliance, our certificate of incorporation and by-laws provide that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “Foreign Stock Record,” results in a suspension of their voting rights. Our by-laws further limit the number of shares of our capital stock that may be registered on the Foreign Stock Record to 25% of our issued and outstanding shares. Registration on the Foreign Stock Record is made in chronological order based on the date we receive a written request for registration. As a result, if a non-U.S. citizen acquires shares of our common stock and does not or is not able to register those shares on our Foreign Stock Record, they may lose their ability to vote those shares.

Provisions in our restated certificate of incorporation and by-laws and Delaware law might discourage, delay or prevent a change in control of the Company and, therefore, depress the trading price of our common stock.

Provisions of our restated certificate of incorporation, by-laws and Delaware law may render more difficult or discourage any attempt to acquire our company, even if such acquisition may be believed to be favorable to the interests of our stockholders. These provisions may also discourage bids for our common stock at a premium over market price or adversely affect the market price of our common stock.

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

Aircraft

The following tables provide information about the owned aircraft, leased aircraft and the type of financing for each, not including retired or parked aircraft, as of December 31, 2010:

Aircraft Type	Tail #	Ownership	Financing Type

757-200	B-2808	Owned	Term Loan
747-200	N540MC	Owned	None
747-200	N517MC	Owned	None
747-200	N522MC	Owned	None
747-200	N523MC	Owned	None
747-200	N524MC	Owned	None
747-300	N355MC	Owned	None
747-400	N409MC	Owned	Enhanced Equipment Trust Certificates
747-400	N491MC	Owned	Enhanced Equipment Trust Certificates
747-400	N493MC	Owned	Enhanced Equipment Trust Certificates
747-400	N494MC	Owned	Enhanced Equipment Trust Certificates
747-400	N495MC	Owned	Enhanced Equipment Trust Certificates
747-400	N496MC	Owned	Enhanced Equipment Trust Certificates
747-400	N499MC	Owned	Enhanced Equipment Trust Certificates
747-400	N408MC	Leased	Enhanced Equipment Trust Certificates
747-400	N412MC	Leased	Enhanced Equipment Trust Certificates
747-400	N492MC	Leased	Enhanced Equipment Trust Certificates
747-400	N497MC	Leased	Enhanced Equipment Trust Certificates
747-400	N498MC	Leased	Enhanced Equipment Trust Certificates
747-400	N429MC	Owned	Term Loan
747-400	N419MC	Owned	Term Loan
747-400	N415MC	Leased	Operating Lease
747-400	N416MC	Leased	Operating Lease
747-400	N418MC	Leased	Operating Lease
747-400	N450PA	Leased	Operating Lease
747-400	N451PA	Leased	Operating Lease
747-400	N452PA	Leased	Operating Lease
747-400	N453PA	Leased	Operating Lease
747-400	N454PA	Leased	Operating Lease

		Operating		Average
Aircraft Type	Owned	Leased	Total	Age Years

757-200	1	—	1	21.2
747-200	5	—	5	29.8
747-300	1	—	1	25.1
747-400	9	13	22	11.3

Total	16	13	29	15.3

Lease expirations for our operating leased aircraft included in the above tables range from February 2020 to February 2025.

Ground Facilities

Our principal office is located in Purchase, New York, where we lease 120,000 square feet under a long-term lease that expires in 2012. This office includes both operational and administrative support functions, including flight and crew operations, maintenance and engineering, material management, human resources, legal, sales and marketing, finance and information technology. In addition, we lease a variety of smaller offices and ramp space at various station and regional locations on a short-term basis.

ITEM 3.	LEGAL PROCEEDINGS

The information required in response to this Item is set forth in Note 14 to our Financial Statements, and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since 2006, our common stock has been traded on The NASDAQ Global Select Market under the symbol “AAWW”.

Market Price of Common Stock

The following table sets forth the closing high and low sales prices per share of our common stock for the periods indicated.

	High	Low

2010 Quarter Ended
December 31	$61.19	$49.38
September 30	$60.00	$43.34
June 30	$58.87	$46.85
March 31	$53.23	$36.47
2009 Quarter Ended
December 31	$38.18	$25.08
September 30	$33.89	$20.62
June 30	$32.68	$17.54
March 31	$24.05	$10.03

The last reported sale price of our common stock on The NASDAQ National Market on February 11, 2011 was $56.45 per share. As of February 8, 2011, there were approximately 25.9 million shares of our common stock issued and outstanding, and 81 holders of record of our common stock.

During 2008, we announced a stock repurchase program, which authorized the repurchase of up to $100 million of our common stock. Purchases may be made at our discretion from time to time on the open market, through negotiated transactions, block purchases or exchange or non-exchange transactions. As of February 14, 2011, we have repurchased a total of 700,243 shares of our common stock for approximately $18.9 million, at an average cost of $26.99 per share under this program. We have not repurchased any shares under this program since 2008.

Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2010.

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

Performance Graph

The following graph compares the performance of AAWW common stock to the Standard & Poor’s 500 Stock Index, the Russell 2000 Index and the AMEX Airline Index for the period beginning December 31, 2005 and ending on December 31, 2010. The comparison assumes $100 invested in each of our common stock, the Standard & Poor’s 500 Stock Index, the Russell 2000 Index and the AMEX Airline Index and reinvestment of all dividends.

Total Return Between 12/31/05 and 12/31/10

Share Price	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
AAWW	$100.00	$98.89	$120.49	$42.00	$82.78	$124.07
Russell 2000 Index	$100.00	$117.00	$113.79	$74.19	$92.90	$116.40
S&P 500	$100.00	$113.62	$117.63	$72.36	$89.33	$100.75
AMEX Airline Index	$100.00	$107.09	$63.02	$44.57	$62.10	$86.39

ITEM 6.	SELECTED FINANCIAL DATA

The selected balance sheet data as of December 31, 2010 and 2009 and the selected statements of operations data for the years ended December 31, 2010, 2009 and 2008 have been derived from our audited Financial Statements included elsewhere in this Report. The selected balance sheet data as of December 31, 2008, 2007 and 2006, and selected statements of operations data for the years ended December 31, 2007 and 2006 have been derived from our audited Financial Statements not included in this Report.

Effective October 27, 2008, we began reporting Polar under the equity method of accounting. Previously, we accounted for Polar on a consolidated basis (see Note 3 to our Financial Statements). The resulting impact from this change reduces revenue, operating expenses, total assets, liabilities and equity related to Polar. In addition, effective April 8, 2009, we began reporting GSS on a consolidated basis (see Note 4 to our Financial Statements). Our Operating Statistics, Operating Revenue and Operating Expenses reflect the consolidation of GSS as of that date. Previously, GSS was accounted for under the equity method. In the following table, all amounts are in thousands, except for per share data.

	2010	2009	2008	2007	2006

Statement of Operations Data:
Total operating revenues	$1,337,774	$1,061,546	$1,607,482	$1,575,105	$1,480,734

Total operating expenses	1,109,888	911,539	1,619,629	1,420,330	1,328,434

Operating income / (loss)	227,886	150,007	(12,147)	154,775	152,300

Net income	142,956	76,156	60,021	132,415	59,781
Less: Net income / (loss) Attributable to noncontrolling interests	1,146	(1,620)	(3,675)	—	—

Net income Attributable to Common Stockholders	$141,810	$77,776	$63,696	$132,415	$59,781

Earnings per share (Basic)	$5.50	$3.59	$2.98	$6.24	$2.89

Earnings per share (Diluted)	$5.44	$3.56	$2.97	$6.17	$2.83

Financial Position Data:
Total assets	$1,936,102	$1,740,873	$1,600,745	$1,417,190	$1,119,780
Long-term debt (less current portion)	$391,036	$526,680	$635,628	$365,619	$398,885
Total equity	$1,050,090	$888,757	$681,739	$562,702	$473,844

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements included in Item 8 of this report.

Business Overview

We are a leading global provider of air cargo assets and outsourced aircraft operating services and solutions. As such, we manage and operate the world’s largest fleet of 747 freighters. We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale. Our customers include airlines, express delivery providers, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Asia, the Middle East, Australia, Europe, South America, Africa and North America.

We believe that the following competitive strengths will allow us to capitalize on opportunities that exist in the global airfreight industry:

Market leader with leading-edge technology and innovative, value-creating solutions:

We manage the world’s largest fleet of 747-400 freighters, the largest and most cost effective long-haul commercial freighter currently available. Our fleet consists of twenty-two 747-400, one 747-300, and five 747-200 freighters, representing roughly 10% of the heavy freighter capacity operating in the world today. In addition, we have one 757-200SF that we dry lease to a customer. Our CMI customers provide us with two 747-400 passenger aircraft and four Boeing modified 747-400 freighters (“Dreamlifters”), which are included in our operating fleet statistics. This highlights our position as the preeminent provider of these highly desirable and scarce assets, in the case of the current 747-400 freighter. Our operating model deploys our aircraft to drive maximum utilization and value from our fleet. The scale of our fleet enables us to have aircraft available globally to respond to our customers’ needs, both on a planned and ad hoc basis. We believe that this provides us with a commercial advantage over our competitors that operate with smaller and less flexible fleets.

The 747-400, which is the core of our ACMI segment, is the industry leader for operating performance in the intercontinental air freighter market due to its cost and capacity advantage over other freighters. According to the manufacturer, these aircraft burn 10-16% less fuel and have 26 tons and 1,200 nautical miles of incremental capacity and range compared to 747-200s. In September 2006, we placed an order for 12 new, state-of-the-art 747-8F aircraft, which are expected to have improved operating performance relative to the 747-400 and create additional operating leverage to drive growth and to help us maintain our industry leading position for the foreseeable future.

Stable base of contractual revenue and reduced operational risk:

Our focus on providing long-term contracted aircraft and operating solutions to customers contributes to increased stability of our revenues and reduces our operational risk. Typically, ACMI contracts with customers range from three to five years, although we will offer contracts of shorter duration. Under ACMI, CMI and Dry Leasing, our customers assume fuel, Yield and demand risk resulting in reduced operational risk for AAWW. ACMI and CMI contracts typically provide us with a guaranteed minimum level of revenue and target level of profitability.

Our Express Network contract with DHL includes the allocation of blocked space capacity on a long-term basis for up to 20 years. This arrangement eliminates Yield and demand risks, similar to the rest of our ACMI business, for a minimum of six 747-400 aircraft, which was increased to eight in January 2011. DHL is subject to a monthly minimum Block Hour guarantee.

Our AMC Charter services are operated under an annual contract with the U.S. military, whereby the military assumes fuel price risk, mitigating the risk of this business.

Focus on asset optimization:

By managing the largest fleet of 747 freighter aircraft, we achieve significant economies of scale in areas such as aircraft maintenance, crew training, crew efficiency, inventory management, and purchasing. We believe the addition of the 747-8F aircraft will further enhance our efficiencies as these new aircraft are expected to have a high degree of operational, maintenance and spare parts commonality with our existing fleet of 747-400s, as well as a common pilot-type rating.

Our mix of aircraft is closely aligned with our customer needs. We believe that our existing 747-400 fleet and our ordered 747-8F aircraft are well-suited to meet the current and anticipated requirements of our ACMI customers. Our 747-200 freighters are utilized for high contribution AMC flying and for Commercial Charter business on an opportunistic basis.

We continually evaluate our fleet to ensure that we offer the most efficient and effective mix of aircraft. Our service model is unique in that we offer a portfolio of operating solutions that complement our freighter aircraft businesses. We believe this allows us to improve the returns we generate from our asset base by allowing us to flexibly redeploy aircraft to meet changing market conditions, ensuring the maximum utilization of our fleet. Our charter services complement our freighter aircraft services by allowing us to increase aircraft utilization during open time and to react to changes in demand and Yield in these segments. We have employees situated around the globe who closely monitor demand for commercial charter services in each region, enabling us to redeploy available aircraft quickly. Our 747-200 aircraft are unencumbered and have allowed us to adjust the size of our fleet to react quickly to changes in market demand. We also endeavor to manage our portfolio to stagger contract terms to mitigate our remarketing risks and aircraft down time.

Long-term strategic customer relationships and unique service offerings:

We combine the global scope and scale of our efficient aircraft fleet with high quality, cost-effective operations and premium customer service to provide unique, fully integrated and reliable solutions for our customers. We believe this approach results in customers that are motivated to seek long-term relationships with us. This has historically allowed us to command higher prices than our competitors in several key areas. These long-term relationships help us to build resilience into our business model.

Our customers have access to our solutions, such as inter-operable crews, flight scheduling, fuel efficiency planning, and maintenance spare coverage, which, we believe, set us apart from other participants in the aircraft operating solutions market. Furthermore, we have access to valuable operating rights to restricted markets such as Brazil, Japan and China. We believe our freighter services allow our customers to effectively expand their capacity and operate dedicated freighter aircraft without simultaneously taking on exposure to fluctuations in the value of owned aircraft and, in the case of our ACMI and CMI contracts, long-term expenses relating to crews and maintenance. Dedicated freighter aircraft enable schedules to be driven by cargo rather than passenger demand (for those customers that typically handle portions of their cargo operations via belly capacity on passenger aircraft), which we believe allows our customers to drive higher contribution from cargo operations. Both Atlas and Polar successfully completed the International Air Transport Association’s Operational Safety Audit (IOSA), a globally recognized safety and quality standard.

We provide outsourced aviation services and solutions to some of the world’s premier airlines and largest freight forwarders. We will take advantage of opportunities to maintain and expand our relationships with our existing customers, while seeking new customers and new geographic markets.

Experienced management team:

Our management team has extensive operating and leadership experience in the airfreight, airline, aircraft leasing and logistics industries at companies such as United Airlines, US Airways, Lufthansa Cargo, GE Capital Aviation Services, Air Canada, Ansett Worldwide Aviation Services, Canadian Airlines, Continental Airlines, SH&E Air Transport Consultancy, ASTAR Air Cargo and KLM Cargo, as well as the United States Navy, Air Force and Federal Air Marshal Service. Our management team is led by William J. Flynn, who has over 30 years of experience in freight and transportation and has held senior management positions with several transportation companies. Prior to joining AAWW, Mr. Flynn was President and CEO of GeoLogistics, a global transportation and logistics enterprise.

Business Strategy

Our strategy includes the following:

Actively manage our fleet with a focus on leading-edge aircraft:

We continue to actively manage our fleet of leading-edge wide-body freighter aircraft to meet customer demands. Our 747-400s are utilized primarily in our ACMI business and in the AMC and Commercial Charter market during any remarketing periods. We will deploy our remaining 747-200 fleet and related assets in the AMC Charter, Commercial Charter and Dry Leasing markets, while evaluating sale and other opportunities for these assets as market conditions warrant. We continue to update our fleet with new aircraft to ensure that we provide our customers with the most efficient aircraft to meet their needs. We will also continue to manage our older aircraft in an opportunistic way to maximize returns.

Focus on securing long-term contracts:

We will continue to focus on securing long-term service and aircraft operating solution contracts, which provide us with stable revenue streams and predictable margins. In addition, these agreements limit our direct exposure to fuel and other costs and mitigate the risk of fluctuations in both Yield and demand in the airfreight business, while also improving the overall utilization of our fleet.

Drive significant and ongoing efficiencies and productivity improvements:

In 2006, we began to enhance our organization through an initiative called “Continuous Improvement.” We created a separate department to drive the process and to involve all areas of the organization in the effort to reexamine, redesign and improve the way we do business. Our initial goal was to generate $100 million in cost savings, on an annualized basis. We have met and exceeded this initial goal and our efforts to realize additional savings will continue.

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

Selectively pursue and evaluate future acquisitions and alliances:

From time to time, we explore business combinations and alliances with other cargo airlines, air cargo services providers, Dry Leasing companies and other companies to enhance our competitive position, geographic reach and service portfolio.

Financial Overview and Business Developments

Our Results of Operations and Operating Statistics for the year ended December 31, 2010, compared to the same period in 2009, reflect the consolidation of GSS in our ACMI operating results since April 2009. From January 1, 2009 through April 8, 2009, GSS was accounted for under the equity method and the revenue generated by the three aircraft dry leased to GSS was reflected in Dry Leasing (see Note 4 to our Financial Statements).

The positive supply and demand trends that developed in late 2009 continued in 2010, which led to a record year for airfreight industry volumes. Our ACMI customers flew above their minimum contractual Block Hour guarantees during 2010, compared to most of 2009 when they flew below their minimum guaranteed levels.

In February 2010, we signed a nine-year CMI agreement with Boeing to operate their Dreamlifter fleet of four modified 747-400 aircraft. These aircraft transport major sub-assemblies for the Boeing 787 Dreamliner from suppliers around the world to Boeing production facilities in the United States. On July 20, 2010, we began to provide CMI service for Boeing with these aircraft.

In March 2010, Titan purchased a Boeing 757-200SF, its first aircraft acquisition that is being Dry Leased.

In May 2010, we began to fly on a CMI basis for SonAir, an agent of the United States-Africa Energy Association. This service, known as the “Houston Express”, operates three weekly nonstop roundtrip flights between Houston, Texas and Luanda, Angola on two newly customized 747-400 aircraft provided by SonAir. Since it began operations, the Houston Express has flown above its minimum guarantee. In addition, we seek to expand the utilization of the aircraft by flying commercial passenger charters.

In July 2010, we signed an ACMI agreement with British Airways to operate three 747-8F aircraft through GSS. The contract is scheduled to begin when we take delivery of the 747-8F aircraft from Boeing in 2011.

In September 2010, we began ACMI flying for TNT Airways (“TNT”). Under the ACMI agreement, we provide service for TNT’s international express air network, which will be based at TNT’s European hub in Liege, Belgium.

In October 2010, we began ACMI flying for a second 747-400 aircraft for Panalpina Air & Ocean Ltd (“Panalpina”). This second aircraft is based at Panalpina’s European hub in Luxembourg.

In January 2011, we signed an ACMI agreement with DHL for two additional 747-400 aircraft to operate in their Express Network under the Amended BSA. This increases the size of the Express Network from six to eight aircraft.

In January and February 2011, we leased two 747-400 converted freighters for an average of approximately three and a half years and will place them in service during the second quarter of 2011.

AMC demand was exceptionally strong through the first five months of 2010 primarily due to the surge in U.S. Military activity in Afghanistan. During that period, we flew a significant number of missions in support of the U.S. Military’s deployment of mine resistant, ambush-protected, all-terrain vehicles (“M-ATV”) from the U.S. to Afghanistan and averaged just over 1,800 Block Hours a month. We also realized an improvement in Yields due to higher rates on mission-specified 747-400 aircraft flights and an increase in one-way AMC missions to meet this demand. In June 2010, we completed our last scheduled M-ATV mission. For the remainder of 2010, we have averaged just under 1,400 Block Hours a month.

Commercial Charter Yields and volumes also were robust compared to 2009. The strength in Commercial Charter Yields and demand is the continuation of a trend that developed in the fourth quarter of 2009, although Yields were seasonally lower in the first three quarters of 2010 when compared to the peak rates experienced in the fourth quarter of 2009. In addition, we have been able to increase Commercial Charter Yields by utilizing the return flights from one-way AMC missions during 2010.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements.

Years Ended December 31, 2010 and 2009

Operating Statistics

As noted above, the year-over-year comparison of operating statistics was impacted by the consolidation of GSS in 2009. Block Hours flown by GSS are reflected as ACMI Block Hours beginning in 2009. The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this Report.

The table below compares selected Operating Statistics in:

			Increase/	Percent
	2010	2009	(Decrease)	Change

Block Hours
ACMI	91,357	76,859	14,498	18.9%
AMC Charter	18,679	19,088	(409)	(2.1)%
Commercial Charter	17,572	12,694	4,878	38.4%
Other	750	328	422	128.7%

Total Block Hours	128,358	108,969	19,389	17.8%

Revenue Per Block Hour
ACMI	$5,953	$6,274	$(321)	(5.1)%
AMC Charter	20,825	17,235	3,590	20.8%
Commercial Charter	21,878	16,947	4,931	29.1%

			Increase/	Percent
	2010	2009	(Decrease)	Change

Fuel
AMC
Average fuel cost per gallon	$2.68	$2.02	$0.66	32.7%
Fuel gallons consumed (000s)	58,022	58,709	(687)	(1.2)%
Commercial Charter
Average fuel cost per gallon	$2.37	$1.93	$0.44	22.8%
Fuel gallons consumed (000s)	61,154	42,742	18,412	43.1%
Fleet (average during the period)
ACMI*	18.4	17.1	1.3	7.6%
AMC Charter	5.5	6.8	(1.3)	(19.1)%
Commercial Charter	4.7	3.5	1.2	34.3%
Dry Leasing	0.8	0.8	—	NM

Operating Aircraft	29.4	28.2	1.2	4.3%

Out-of-service**	0.1	2.5	(2.4)	(96.0)%

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

			Increase/	Percent
	2010	2009	(Decrease)	Change

Operating Revenue
ACMI	$543,853	$482,231	$61,622	12.8%
AMC Charter	388,994	328,990	60,004	18.2%
Commercial Charter	384,440	215,127	169,313	78.7%
Dry Leasing	7,178	12,799	(5,621)	(43.9)%
Other	13,309	22,399	(9,090)	(40.6)%

Total Operating Revenue	$1,337,774	$1,061,546	$276,228	26.0%

ACMI revenue increased by $61.6 million, or 12.8%, in 2010 compared to 2009, primarily due to a significant increase in Block Hours partially offset by a decrease in Revenue per Block Hour. ACMI Block Hours were 91,357 in 2010, compared to 76,859 in 2009, representing an increase of 14,498 Block Hours, or 18.9%. The increase in Block Hours was driven by ACMI customers flying above their minimum guarantees during 2010 compared to 2009, when customers flew below their minimum guarantees. Included in the increase in Block Hours was the startup of ACMI flying for TNT from September 2010, CMI passenger flights for SonAir from May 2010 and CMI Dreamlifter flights for Boeing from July 2010. In 2010, there was an average of 18.3 747-400 aircraft and 0.1 747-200 aircraft supporting ACMI compared to an average of 16.9 747-400 aircraft and 0.2 747-200 aircraft in 2009. Revenue per Block Hour was $5,953 for 2010, compared to $6,274 in 2009, a decrease of $321 per Block Hour, or 5.1%. The decrease in Revenue per Block Hour primarily reflects our ACMI customers’ recovery from flying unusually low levels in the prior year, which were below minimum guarantees, to flying above minimum guarantees during 2010. During 2009, ACMI customers that flew below their contractual Block Hours were contractually required to pay us for those unflown hours, thus increasing our 2009 Revenue per Block Hour. In addition, average Revenue per Block Hour for 2010 was lower due to the introduction of CMI service, which does not include a component for providing aircraft.

AMC Charter revenue increased $60.0 million, or 18.2%, primarily due to an increase in Revenue per Block Hour partially offset by a slight decrease in Block Hours. The increase in the “pegged” fuel price, the premium earned on M-ATV missions flown on our 747-400 aircraft and an increase in one-way AMC missions were the primary drivers of the increase in AMC Charter Revenue per Block Hour from $17,235 in 2009 to $20,825 in 2010, an increase of $3,590 per Block Hour, or 20.8%. In 2010, the AMC average “pegged” fuel price was $2.68 per gallon compared to an average “pegged” fuel price of $2.02 in 2009. AMC Charter Block Hours were 18,679 in 2010 compared to 19,088 in 2009, a decrease of 409 Block Hours, or 2.1%. The decrease in AMC Block Hours was primarily due to the reduction in AMC demand to support U.S. Military activity in Afghanistan during the second half of 2010. AMC demand was exceptionally strong through the first five months of 2010 primarily due to the surge in AMC demand to support U.S. Military activity in Afghanistan. During that period, we flew a significant number of missions in support of the U.S. Military’s deployment of M-ATVs from the U.S. to Afghanistan and averaged just over 1,800 Block Hours a month. In early June, we completed our last scheduled M-ATV mission and had no additional M-ATV missions for the remainder of 2010. AMC demand has moderated from early 2010 levels and during the remainder of 2010, we averaged just under 1,400 Block Hours per month. In 2010, there was an average of 1.6 747-400 aircraft and 3.9 747-200 aircraft supporting AMC Charter compared to an average of 1.8 747-400 aircraft and 5.0 747-200 aircraft for the comparable period in 2009. We continued to optimize aircraft utilization between the AMC and Commercial Charter segments as AMC demand moderated during the second half of 2010 from the levels experienced during the first half of 2010.

Commercial Charter revenue increased $169.3 million, or 78.7%, due to an increase in Revenue per Block Hour and an increase in flying. Revenue per Block Hour was $21,878 in 2010, compared to $16,947 in 2009, an increase of $4,931 per Block Hour, or 29.1%. This increase was primarily due to strong Commercial Charter yields out of Asia as a continuing trend that developed in the fourth quarter of 2009, although the seasonal yields in 2010 were not as high as they were during the peak period in 2009. Commercial Charter Block Hours were 17,572 in 2010, compared to 12,694 in the same period of 2009, representing an increase of 4,878 Block Hours, or 38.4% as a result of optimizing aircraft utilization from AMC to meet the increased demand in Commercial Charter and an increase in the flying of charters to and from South America and out of Asia. We were able to utilize the return trips from one-way AMC missions to meet this demand out of Asia. The deployment of 747-400 aircraft in Commercial Charter gives us a competitive advantage over other cargo airlines that primarily offer smaller and less efficient aircraft. In 2010, there was an average of 2.9 747-400 aircraft and 1.8 747-200 aircraft supporting Commercial Charter, compared to an average of 2.3 747-400 aircraft and 1.2 747-200 aircraft in 2009.

Dry Leasing revenue decreased $5.6 million, or 43.9%, primarily due to a reduction in revenue related to the consolidation of GSS partially offset by an increase in revenue from the 757-200SF that we acquired in 2010 and spare engine leases outstanding during 2010. On April 8, 2009, upon the consolidation of GSS, three 747-400 aircraft that GSS utilizes to provide ACMI services to a customer and the associated revenue are now included in ACMI. The Dry Lease revenue for those aircraft that was previously reported in Dry Leasing was eliminated in consolidation after that date. During 2010, we had no 747-400 aircraft on Dry Lease to third parties compared to 0.8 747-400 aircraft Dry Leased to GSS during 2009.

Other revenue decreased $9.1 million primarily due to a $10.0 million termination penalty received from DHL in 2009 (see Note 3 to our Financial Statements).

Operating Expenses

The following table compares our Operating Expenses (in thousands):

			Increase/	Percent
	2010	2009	(Decrease)	Change

Operating Expenses
Aircraft fuel	$300,229	$201,207	$99,022	49.2%
Salaries, wages and benefits	238,169	215,660	22,509	10.4%
Maintenance, materials and repairs	174,029	147,758	26,271	17.8%
Aircraft rent	154,646	151,080	3,566	2.4%
Landing fees and other rent	48,700	39,552	9,148	23.1%
Depreciation and amortization	34,353	33,074	1,279	3.9%
Travel	34,338	25,235	9,103	36.1%
Ground handling and airport fees	25,115	16,212	8,903	54.9%
Gain on disposal of aircraft	(3,601)	(953)	2,648	(277.9)%
Special charge	—	8,216	(8,216)	NM
Other	103,910	74,498	29,412	39.5%

Total Operating Expenses	$1,109,888	$911,539	$198,349	21.8%

Aircraft fuel increased $99.0 million, or 49.2%, as a result of approximately $63.9 million in fuel price increases and $35.2 million of increased consumption. The average fuel price per gallon for the Commercial Charter business was approximately $2.37 in 2010, compared to approximately $1.93 in 2009, an increase of 22.8%. Fuel consumption for this business increased by 18.4 million gallons, or 43.1%, commensurate with the increase in Block Hours operated. The average fuel price per gallon for the AMC Charter business was approximately $2.68 in 2010, compared to approximately $2.02 in 2009, an increase of 32.7%. AMC fuel consumption decreased by 0.7 million gallons, or 1.2%. We do not incur fuel expense in our ACMI business as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $22.5 million, or 10.4%, due to a net increase in crew costs of $13.4 million driven by higher Block Hours and non-crew costs of $9.1 million. These increases included higher profit sharing and incentive compensation of $10.5 million, as a result of better performance against the Company’s objectives and $3.5 million related to the consolidation of GSS.

Maintenance, materials and repairs increased $26.3 million, or 17.8%, due to increased line and other non-heavy maintenance expense of approximately $17.8 million, increased engine overhauls of $4.0 million and increased heavy airframe check expense of approximately $4.5 million. Of this total increase, $4.8 million related to the consolidation of GSS. The increase in line and other non-heavy maintenance expense was due to higher rates and increased Block Hours in 2010 compared to 2009. Heavy maintenance events and engine overhauls for 2010 and 2009 are listed in the following table:

			Increase/
Events	2010	2009	(Decrease)

747-200 C Checks	2	4	(2)
747-400 C Checks	7	13	(6)
747-200 D Checks	1	—	1
747-400 D Checks	5	4	1
CF6-50 engine overhauls	9	—	9
CF6-80 engine overhauls	17	24	(7)

Aircraft rent increased $3.6 million, or 2.4%, due to a $2.5 million increase in re-accommodated air service and $1.3 million in short-term engine rentals. Re-accommodated air costs are incurred in situations whereby we utilize other airlines to transport freight to airports that we do not serve directly.

Landing fees and other rent increased $9.1 million, or 23.1%, primarily due to a $10.5 million increase in landing fees related to flying to more costly locations and from higher Commercial Charter Block Hours. We generally do not incur landing fees for our ACMI business as the cost is borne by the customer.

Depreciation and amortization increased $1.3 million, or 3.9%, primarily due to increased depreciation on 747-200 aircraft engines partially offset by spare parts.

Travel increased $9.1 million, or 36.1%, primarily due to a $6.4 million increase in crew travel related to the higher volume of Block Hours and higher rates in 2010. In addition, travel expense increased by $0.5 million related to the consolidation of GSS and $2.7 million in ground staff travel primarily related to the startup of CMI for both SonAir and Boeing.

Ground handling and airport fees increased $8.9 million, or 54.9%, primarily due to $5.7 million related to higher rates for ground handling from flying to more costly locations, $1.5 million related to increased Commercial Charter activity and $0.4 million related to the consolidation of GSS.

Gain on disposal of aircraft resulted from the sale of three spare engines, that were previously held for sale, and retired engines during 2010. The sale of aircraft tail number N920FT and retired engines resulted in a gain recorded during 2009.

Special charge in 2009 represents an impairment charge of $8.2 million, related to the write-down of the 747-200 fleet, including related engines, rotable inventory, expendable parts and other equipment to their estimated fair values. See Note 5 to our Financial Statements.

Other operating expenses increased $29.4 million, or 39.5%, primarily related to $17.4 million in legal settlements (see Note 14 to our Financial Statements), a $2.9 million increase in commissions primarily related to increased AMC Charter revenue, a $3.8 million increase in outside services, a $1.9 million increase in hull insurance and $0.7 million related to the consolidation of GSS. We also experienced a $2.3 million increase in freight related to the movement of spare 747-200 parts and engines to be utilized on aircraft in lieu of incurring more costly repairs.

Non-operating Expenses / (Income)

The following table compares our Non-operating Expenses / (Income) (in thousands):

			Increase/	Percent
	2010	2009	(Decrease)	Change

Non-operating Expenses / (Income)
Interest income	$(19,663)	$(3,014)	$16,649	552.4%
Interest expense	40,034	44,731	(4,697)	(10.5)%
Capitalized interest	(16,373)	(12,215)	4,158	34.0%
Gain on early extinguishment of debt	—	(2,713)	(2,713)	NM
Gain on consolidation of subsidiary	—	(113)	(113)	NM
Other expense (income), net	(9,222)	(765)	(8,457)	NM

Interest income increased $16.6 million, primarily due to the income generated from an increase in Long-term investments in debt securities (see Note 12 to our Financial Statements).

Interest expense decreased $4.7 million, or 10.5%, due to reductions in debt balances of higher-rate debt through principal payments. Long- and short-term debt averaged approximately $518.6 million in 2010 compared to approximately $635.1 million in 2009.

Capitalized interest increased $4.2 million, or 34.0%, primarily due to higher pre-delivery deposit balances outstanding during the period.

Gain on early extinguishment of debt of $2.7 million resulted from the prepayment of two term loans at a discount in 2009.

Gain on consolidation of subsidiary of $0.1 million represents the gain recorded on the conversion of GSS from the equity method of accounting to consolidation in April 2009 (see Note 4 to our Financial Statements).

Other expense (income), net improved by $8.5 million, primarily due to an $8.8 million litigation settlement received during 2010 (see Note 14 to our Financial Statements).

Income taxes.  Our effective income tax rates were 38.7% in 2010 and 38.6% in 2009. The change in the effective tax rate during this period was primarily due to non-deductible litigation settlements partially offset by certain tax items related to our foreign subsidiaries during 2010.

Segments

We use an economic performance metric (“Direct Contribution”) consisting of income (loss) before taxes excluding special charges, non-recurring items, gains on the disposal of equipment, unallocated revenue and unallocated fixed costs, which shows the profitability of each segment after allocation of direct ownership costs. The following table compares the Direct Contribution for our reportable segments (see Note 13 to our Financial Statements for the reconciliation to Operating income) (in thousands):

			Increase/
	2010	2009	(Decrease)	Percent Change

Direct Contribution:
ACMI	$127,679	$90,686	$36,993	40.8%
AMC Charter	111,091	93,884	17,207	18.3%
Commercial Charter	111,717	39,790	71,927	180.8%
Dry Leasing	4,643	1,051	3,592	341.8%

Total Direct Contribution	$355,130	$225,411	$129,719	57.5%

Unallocated income and expenses	$125,621	$96,878	$28,743	29.7%

ACMI Segment

Direct Contribution related to the ACMI segment increased $37.0 million, or 40.8%, primarily due to increased Block Hours. During 2010, there was an average of 18.3 747-400 aircraft and 0.1 747-200 aircraft supporting ACMI compared to an average of 16.9 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI in 2009. The increase in average 747-400 aircraft is related to the startup of ACMI flying for TNT from September 2010, CMI flying for SonAir from May 2010 and CMI flying for Boeing from July 2010. ACMI Direct Contribution also increased due to improvements in ownership costs and heavy maintenance expense on 747-400 aircraft, which is the primary aircraft of our ACMI segment. The improvement in ownership costs in the ACMI segment was driven by the increase in contribution from our investment in debt securities related to Atlas EETCs, which had the effect of reducing our ownership costs for 747-400s (see Note 12 to our Financial Statements). Higher aircraft utilization in the ACMI segment resulted in an improvement in unit performance for ownership and heavy maintenance costs. Also impacting the ACMI segment were the results of operations for three 747-400 aircraft from the consolidation of GSS (beginning April 8, 2009), which were previously reported in the Dry Leasing segment.

AMC Charter Segment

Direct Contribution related to the AMC Charter segment increased $17.2 million, or 18.3%, primarily due to increased Revenue per Block Hour. The increase in the “pegged” fuel price, the premium earned on M-ATV missions flown on our 747-400 aircraft and an increase in one-way AMC missions were the primary drivers of the increase in AMC Charter Revenue per Block Hour. Partially offsetting these increases in AMC revenue were higher heavy maintenance expenses on 747-200s and AMC commissions. During 2010, there was an average of 1.6 747-400 aircraft and 3.9 747-200 aircraft supporting AMC Charter compared to an average of 1.8 747-400 aircraft and 5.0 747-200 aircraft supporting AMC Charter in 2009.

Commercial Charter Segment

Direct Contribution related to the Commercial Charter segment increased $71.9 million, or 180.8%, primarily due to an increase in Commercial Charter Block Hours and yields. During 2010, we experienced increased Commercial Charter demand to and from South America and out of Asia, as well as higher yields compared to 2009. Partially offsetting the increase in revenue was an increase in aircraft fuel expense, reflecting higher fuel prices. The Commercial Charter segment also had increases in landing, overfly, parking and ground handling fees related to the increased activity and the relatively more expensive profile of the destinations we served in 2010. We also experienced higher ownership costs from the incremental deployment of 747-400 aircraft to the Commercial Charter segment in 2010. However, the increase in Commercial Charter aircraft utilization in 2010 reduced unit ownership costs compared with 2009. During 2010, there was an average of 2.9 747-400 aircraft and 1.8 747-200 aircraft supporting Commercial Charter compared to an average of 2.3 747-400 aircraft and 1.2 747-200 aircraft supporting Commercial Charter in 2009.

Dry Leasing Segment

Direct Contribution related to the Dry Leasing segment increased $3.6 million, or 341.8%, primarily due to an increase in revenue from spare engine leases outstanding during 2010 and the Dry Lease of a 757-200SF that we acquired in the first quarter of 2010, partially offset by the consolidation of GSS. Beginning April 8, 2009, upon the consolidation of GSS, three 747-400 aircraft that GSS utilizes to provide ACMI services to a customer and the associated Direct Contribution that were previously reported in Dry Leasing are now included in ACMI. During 2010, we had no 747-400 aircraft on Dry Lease compared to an average of 0.8 747-400 aircraft on Dry Lease to GSS during 2009.

Unallocated income and expenses

Unallocated income and expenses increased $28.7 million, or 29.7%, primarily due to $17.4 million in legal settlements (see Note 14 to our Financial Statements) and the receipt of a $10.0 million termination penalty from DHL in 2009. In addition, we incurred $5.8 million of increased incentive compensation accruals in 2010 as a result of better performance against the Company’s objectives. Partially offsetting these items was an $8.8 million litigation settlement received during 2010 (see Note 14 to our Financial Statements).

Years Ended December 31, 2009 and 2008

Operating Statistics

As noted above, our 2009 Operating Statistics were impacted by the deconsolidation of Polar following the Commencement Date and the consolidation of GSS in 2009. All Express Network ACMI Block Hours for the aircraft flown by Polar after the DHL Commencement Date are reflected as ACMI Block Hours, and there was no Scheduled Service activity during 2009. Before the DHL Commencement Date in 2008, all Express Network ACMI Block Hours were reflected as Scheduled Service. Block Hours flown by GSS are reflected as ACMI Block Hours beginning in 2009. The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics in:

			Increase/	Percent
	2009	2008	(Decrease)	Change

Block Hours
ACMI	76,859	59,161	17,698	29.9%
AMC Charter	19,088	18,022	1,066	5.9%
Commercial Charter	12,694	6,713	5,981	89.1%
Scheduled Service	—	36,731	(36,731)	(100.0)%
Other	328	740	(412)	(55.7)%

Total Block Hours	108,969	121,367	(12,398)	(10.2)%

Revenue Per Block Hour
ACMI	$6,274	$6,055	$219	3.6%
AMC Charter	17,235	23,627	(6,392)	(27.1)%
Commercial Charter	16,947	18,967	(2,020)	(10.6)%
Fuel
AMC
Average fuel cost per gallon	$2.02	$3.41	$(1.39)	(40.8)%
Fuel gallons consumed (000s)	58,709	58,621	88	0.2%
Commercial Charter and Scheduled Service
Average fuel cost per gallon	$1.93	$3.35	$(1.42)	(42.4)%
Fuel gallons consumed (000s)	42,742	142,381	(99,639)	(70.0)%
Fleet (average during the period)
Aircraft count*	27.6	30.9	(3.3)	(10.7)%
Out-of-service	2.5	0.8	1.7	212.5%
Dry leased	0.8	4.1	(3.3)	(80.5)%

*	Dry Leased and Out-of-service aircraft are not included in the operating fleet average aircraft count.

Operating Revenue

Our 2009 Operating Revenue reflects the deconsolidation of Polar following the Commencement Date and the consolidation of GSS beginning in 2009. As noted above, we did not have any Scheduled Service revenue during 2009. The following table compares our Operating Revenue in (in thousands):

			Increase/	Percent
	2009	2008	(Decrease)	Change

Operating Revenue
ACMI	$482,231	$358,234	$123,997	34.6%
AMC Charter	328,990	425,814	(96,824)	(22.7)%
Commercial Charter	215,127	127,325	87,802	69.0%
Dry Leasing	12,799	48,770	(35,971)	(73.8)%
Scheduled Service	—	645,283	(645,283)	(100.0)%
Other	22,399	2,056	20,343	—

Total Operating Revenue	$1,061,546	$1,607,482	$(545,936)	(34.0)%

ACMI revenue increased $124.0 million, or 34.6%, primarily due to $155.2 million of Express Network ACMI flying in 2009 (which began October 27, 2008) and $58.9 million from the consolidation of GSS (beginning April 8, 2009), which was partially offset by a reduction in other ACMI flying of approximately $90.1 million. ACMI Block Hours were 76,859 in 2009, compared to 59,161 in 2008, an increase of 17,698 Block Hours, or 29.9%. The increase in Block Hours was driven by additional aircraft supporting Express Network ACMI flying, which increased by eight aircraft on the Commencement Date in 2008 and then reduced to six, with the return of two aircraft, at the beginning of the second quarter of 2009. In addition, beginning on April 8, 2009, three 747-400 aircraft flown by GSS that were previously reported in Dry Leasing are now reported as ACMI. One 747-400 that was returned by a customer at the end of its ACMI contract in March 2009 was redeployed to AMC and Commercial Charter. In 2009, there was an average of 16.9 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI compared to an average of 12.0 747-400 aircraft and 2.2 747-200 aircraft for the comparable period in 2008. Revenue per Block Hour was $6,274 in 2009, compared to $6,055 in 2008, an increase of $219 per Block Hour, or 3.6%. The increase in Revenue per Block Hour was primarily driven by an increase in ACMI customers that flew below their minimum guaranteed Block Hours but were nonetheless contractually required to pay us for those unflown hours during the first three quarters of 2009. However, in the fourth quarter of 2009 all of our ACMI customers flew above their minimum guarantees to meet strong fourth quarter freight demands.

AMC Charter revenue decreased $96.8 million, or 22.7%, primarily due to a lower fuel component in AMC Charter Revenue per Block Hour, partially offset by an increase in flying. AMC Charter Block Hours were 19,088 in 2009 compared to 18,022 in 2008, an increase of 1,066 Block Hours, or 5.9%. The average fuel price per gallon for the AMC Charter business was approximately $2.02 in 2009, compared to approximately $3.41 in 2008, a decrease of $1.39. The decrease in the “pegged” fuel price was the primary driver of the reduction in AMC Charter Revenue per Block Hour from $23,627 in 2008 to $17,235 in 2009, a decrease of $6,392 or 27.1%.

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

Dry Leasing revenue decreased $36.0 million, or 73.8%, primarily due to a $31.4 million reduction related to the consolidation of GSS and a $5.6 million decrease from three 747-200 aircraft that were Dry Leased in the first half of 2008, partially offset by a $1.0 million increase in revenue from the Dry Leasing of six engines in 2009. During 2009, we have been able to lease spare engines that were used on retired 747-200 aircraft. On April 8, 2009, upon the consolidation of GSS, the three 747-400 aircraft that GSS Wet Leases to a customer and the associated revenue are now included in ACMI. The Dry Lease revenue for those aircraft that was previously reported in Dry Leasing was eliminated in consolidation after that date. During 2009, we had an average of 0.8 747-400 aircraft and no 747-200 aircraft on Dry Lease compared to an average of 3.0 747-400 aircraft and 1.1 747-200 aircraft on Dry Lease during 2008. The average of 0.8 747-400 aircraft that were Dry Leased during December 31, 2009 represents the period from January 1st through April 7th, when GSS was accounted for under the equity method (see Note 4 to our Financial Statements). We experienced customer defaults on three Dry Leased 747-200 aircraft in the first half of 2008 as the two customers leasing those aircraft filed for protection under local insolvency laws. The returned aircraft have been either parked or sold.

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

Operating Expenses

Our 2009 Operating Expenses reflect the deconsolidation of Polar following the Commencement Date in 2008 and the consolidation of GSS since April 8, 2009. The expense line items impacted are discussed below. The following table compares our operating expenses in (in thousands):

			Increase/	Percent
	2009	2008	(Decrease)	Change

Operating Expenses
Aircraft fuel	$201,207	$677,544	$(476,337)	(70.3)%
Salaries, wages and benefits	215,660	221,765	(6,105)	(2.8)%
Maintenance, materials and repairs	147,758	171,396	(23,638)	(13.8)%
Aircraft rent	151,080	157,063	(5,983)	(3.8)%
Landing fees and other rent	39,552	65,033	(25,481)	(39.2)%
Depreciation	33,074	38,946	(5,872)	(15.1)%
Travel	25,235	45,842	(20,607)	(45.0)%
Ground handling and airport fees	16,212	61,927	(45,715)	(73.8)%
Gain on disposal of aircraft	(953)	(2,726)	(1,773)	(65.0)%
Special charge	8,216	91,167	(82,951)	(91.0)%
Other	74,498	91,672	(17,174)	(18.7)%

Total Operating Expense	$911,539	$1,619,619	$(708,090)	(43.7)%

Aircraft fuel expense decreased $476.3 million, or 70.3%, as a result of $335.6 million of reduced consumption and approximately $140.8 million in fuel price decreases. The decrease in fuel consumption was due to the deconsolidation of Polar that was partially offset by $20.0 million of increased AMC and Commercial Charter consumption. The average fuel price per gallon for the Commercial Charter business was approximately $1.93 in 2009, compared to approximately $3.35 for the Commercial Charter and Scheduled Service businesses in 2008, a decrease of $1.42. A 105.4 million gallon decrease was due to the deconsolidation of Polar that was partially offset by 5.8 million gallons of increased AMC and Commercial Charter consumption. The average fuel price per gallon for the AMC Charter business was approximately $2.02 in 2009, compared to approximately $3.41 in 2008, a decrease of $1.39. The slight decrease in AMC fuel consumption was related to the increased flying of more efficient 747-400 aircraft. We do not incur fuel expense in our ACMI business as the cost of fuel is borne by the customer.

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

Maintenance, materials and repairs decreased $23.6 million, or 13.8%, primarily due to decreased engine overhauls of approximately $22.6 million as well as reductions in line and other non-heavy maintenance expense of approximately $18.9 million. Partially offsetting these decreases was a $15.1 million increase related to the consolidation of GSS and an increase in heavy airframe check expense of approximately $2.8 million, primarily related to an increase in the number of third party C Checks performed on 747-400 aircraft. The overall decrease in maintenance expense is the result of fewer CF6-50 engine overhauls and reduced Block Hours in 2009 compared to 2008. Management’s cost reduction initiatives, such as the use of spare parts from retired 747-200 aircraft rather than incurring line maintenance expenses also reduced 2009 expenses. Heavy maintenance events and engine overhauls in 2009 and 2008 are listed in the following table:

			Increase/
Events	2009	2008	(Decrease)

747-200 C Checks	4	7	(3)
747-400 C Checks	13	4	9
747-400 D Checks	4	4	—
CF6-50 engine overhauls	—	21	(21)
CF6-80 engine overhauls	24	24	—

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

Special charge in 2009 represents an impairment charge of $8.2 million, related to the write-down of the 747-200 fleet, including related engines, rotable inventory, expendable parts and other equipment to their estimated fair values during the fourth quarter. Special charge in 2008 represents an impairment charge of $91.2 million, related to the write-down of the 747-200 fleet, including related engines, rotable inventory, expendable parts and other equipment to their estimated fair values during the fourth quarter. In addition, during the fourth quarter of 2008, we incurred a special charge related to the termination of one 747-200 aircraft operating lease of $2.0 million, a write-down of excess expendable 747-200 inventory of $4.7 million, employee termination costs of $0.8 million and the termination of two maintenance contracts for 747-200 engines of $14.5 million. See Note 5 to our Financial Statements for further information.

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

Non-operating Expenses / (Income)

Our 2009 Non-operating Expenses / (Income) reflect the deconsolidation of Polar following the Commencement Date in 2008 and the consolidation of GSS since April 8, 2009. The Non-operating Expenses / (Income) line items impacted are discussed below. The following table compares our non-operating expenses in (in thousands):

			Increase/	Percent
	2009	2008	(Decrease)	Change

Non-operating Expenses / (Income)
Interest income	$(3,014)	$(12,778)	$(9,764)	(76.4)%
Interest expense	44,731	49,986	(5,255)	(10.5)%
Capitalized interest	(12,215)	(11,282)	933	8.3%
Gain on early extinguishment of debt	(2,713)	—	2,713	—
Gain on consolidation of subsidiary	(113)	—	113	—
Gain on issuance of stock	—	(153,579)	(153,579)	—
Other expense (income), net	(765)	5,285	(6,050)	(114.5)%

Interest income decreased $9.8 million, or 76.4%, primarily due to a reduction in the effective yield on cash and cash equivalents as global interest rates dropped in 2009.

Interest expense decreased $5.3 million, or 10.5%, due to reductions in debt balances of higher-rate debt through principal payments, partially offset by additional borrowings under our pre-delivery deposit financing facility on five of our twelve 747-8F orders. In November 2009, the pre-delivery deposit financing facility was reduced from five aircraft to three and the amount outstanding for two aircraft was repaid (see Note 9 to our Financial Statements). Both the pre-delivery deposit financing facility and term loans used to finance two of our 747-400 aircraft have variable interest rates that are currently lower than the rates prevailing in 2008. Long- and short-term debt and capital leases averaged approximately $635.1 million in 2009 compared to approximately $527.5 million in 2008.

Capitalized interest increased $0.9 million, or 8.3%, primarily due to the offsetting effects of net additional borrowings under our pre-delivery deposit financing facility on our 747-8F aircraft order and lower variable interest rates during 2009.

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

Other expense (income), net changed by $6.1 million, primarily due to a 2009 improvement in realized and unrealized gains / losses on foreign currency transactions versus 2008. This was due to the prevalence of a stronger U.S. dollar in the most recent year compared to less favorable exchange rates that prevailed in 2008. The 2009 improvement also benefited from a gain of $0.5 million from The Primary Reserve Fund (see Note 12 to our Financial Statements) and the receipt of a $0.4 million non-recurring insurance recovery. We do not hedge our foreign currency exposure.

Income taxes.  Our effective income tax rates were 38.6% in 2009 and 45.5% in 2008. Our effective rates differ from the statutory rate primarily due to the non-deductibility of certain items for tax purposes. The 2008 rate exceeded the U.S. federal rate primarily due to a valuation allowance of 6.7% related to losses incurred primarily by Polar prior to its deconsolidation.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 13 to our Financial Statements for the reconciliation to Operating income) in (in thousands):

			Increase/	Percent
	2009	2008	(Decrease)	Change

Direct Contribution:
ACMI	$90,686	$75,072	$15,614	20.8%
AMC Charter	93,884	106,772	(12,888)	(12.1)%
Commercial Charter	39,790	9,727	30,063	309.1%
Dry Leasing	1,051	14,167	(13,116)	(92.6)%
Scheduled Service	—	(49,627)	49,627	100.0%

Total Direct Contribution	$225,411	$156,111	$69,300	44.4%

Unallocated income and expenses	$96,878	$102,842	$(5,964)	(5.8)%

ACMI Segment

Direct Contribution relating to the ACMI segment increased $15.6 million, or 20.8%. During 2009, there was an average of 16.9 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI compared to an average of 12.0 747-400 aircraft and 2.2 747-200 aircraft supporting ACMI in 2008. ACMI segment Direct Contribution increased due to additional 747-400 aircraft supporting Express Network ACMI after the Commencement Date in 2008 and an increase in unflown Block Hours, which improved our ACMI Revenue per Block Hour, partially offset by increased heavy maintenance expense on 747-400 aircraft during 2009. Also impacting the ACMI segment were the results of operations for three 747-400 aircraft from the consolidation of GSS (beginning in 2009), which were previously reported in the Dry Leasing segment.

AMC Charter Segment

Direct Contribution relating to the AMC Charter segment decreased $12.9 million, or 12.1%, primarily due to decreases in revenue driven by reductions in the “pegged” price for fuel, an increase in ownership costs from the deployment of 747-400 aircraft into this segment as well as an increase in crew costs as we reduced the 747-200 fleet size and retrained our crew. Partially offsetting these items was an increase in Block Hours during 2009. The decrease in AMC revenue was partially offset by an improvement in maintenance expense on the 747-200 aircraft allocated to the AMC segment and a reduction in aircraft fuel expense as fuel prices decreased.

Commercial Charter Segment

Direct Contribution relating to the Commercial Charter segment increased $30.1 million, or 309.1%, primarily due to an increase in Commercial Charter activity and strong Yields in the fourth quarter of 2009, an improvement in maintenance expense on the 747-200 aircraft allocated to this segment and a reduction in aircraft fuel expense as fuel price decreases outpaced reductions in Revenue per Block Hour. Offsetting these improvements was an increase in crew costs as we reduced the 747-200 fleet size and retrained our crew. Commercial Charter pricing had weakened during the first three quarters of 2009 compared with 2008. However, during the fourth quarter of 2009, the increase in demand for freight out of Asia coupled with lower global freighter capacity drove Commercial Charter rates higher. We were also able to maximize our Yields with the deployment of 747-400 aircraft in place of 747-200 aircraft, which gave us a competitive advantage over other cargo airlines. In addition, we began regular 747-400 Commercial Charter service to and from South America in the fourth quarter of 2008, which contributed to our 2009 results.

Dry Leasing Segment

Direct Contribution relating to the Dry Leasing segment decreased $13.1 million, or 92.6%, primarily due to the consolidation of GSS and decreases in our 747-200 Dry Leases. Beginning in 2009, upon the consolidation of GSS, three 747-400 aircraft that GSS Wet Leases to a customer and the associated Direct Contribution that was previously reported in Dry Leasing are now included in ACMI. In 2009, we leased six spare engines that previously were used on retired 747-200 aircraft. During 2009, we had an average of 0.8 747-400 aircraft and no 747-200 aircraft on Dry Lease compared to an average of 3.0 747-400 aircraft and 1.1 747-200 aircraft on Dry Lease to third parties during 2008. We experienced customer defaults on three Dry Leased 747-200 aircraft in the first half of 2008 as the two customers leasing these aircraft filed for protection under local insolvency laws. The returned aircraft have been either parked or sold.

Scheduled Service Segment

Direct Contribution relating to the Scheduled Service segment ceased after the Commencement Date in 2008 and the Direct Contribution related to the aircraft supporting Polar is now reflected in ACMI.

Unallocated income and expenses

Unallocated income and expenses decreased $6.0 million, or 5.8%, primarily due to the receipt of a $10.0 million one-time fee for the effective early termination of an ACMI contract for two aircraft provided to DHL.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $588.9 million, compared to $613.7 million as of December 31, 2009, a decrease of $24.8 million, or 4.0%. The decrease was driven by net cash used for investing activities of $162.0 million and net cash used for financing activities of $143.4 million, partially offset by cash provided by operating activities of $280.5 million.

Significant liquidity events during 2010 were as follows:

Long-term investments.  In February, we purchased $100.1 million of debt securities as a long-term investment classified as held-to-maturity securities based on our estimate of the long-term returns of buying these securities at a discount. It is our intention to hold these securities to maturity. The debt securities represent investments in Pass-Through Trust Certificates related to EETCs issued by Atlas in 1998, 1999 and 2000 (see Note 12 to our Financial Statements).

Pre-delivery deposits.  In April, we entered into a second pre-delivery deposit financing facility, which provides us with $125.6 million of additional financing on a revolving basis for nine of the twelve 747-8F aircraft we have on order. In addition, in September, we repaid $119.5 million of pre-delivery deposit borrowings outstanding under our initial pre-delivery deposit financing facility, by utilizing our strong short-term cash position to realize a net cash savings over the remaining six-month term of the borrowings.

Aircraft financings.  In July, we entered into a term loan commitment that provides us with $120.3 million of long-term financing for the first 747-8F aircraft that will be delivered in 2011 (the “2010 Term Loan”). The proceeds of the term loan will be used to make the final payments on the aircraft and to pay the amounts outstanding under our pre-delivery deposit financing facility related to that aircraft.

In August, we borrowed $8.1 million under a term loan facility secured by a mortgage on the 757-200SF we purchased in March.

In December, we purchased the ownership participant interest in a leveraged lease for aircraft N499MC, which we had classified as an operating lease, for $21.5 million. As a result of the purchase, we consolidated the trust related to the leveraged lease and recorded the fair value of the aircraft and the related debt on our Financial Statements (see Note 6 to our Financial Statements for further discussion).

Operating Activities.  Net cash provided by operating activities in 2010 was $280.5 million, compared to $214.6 million in 2009. The increase was primarily due to an increase in net income, excluding non-cash items and accrued liabilities.

Investing Activities.  Net cash used for investing activities was $162.0 million in 2010, consisting primarily of capital expenditures of $70.0 million, which included capitalized interest on our 747-8F aircraft order of $16.4 million, $100.1 million of investments in debt and equity securities and $21.5 million for the purchase of the owner participant interest in aircraft tail number N499MC, offset by the proceeds from the sale of engines of $5.2 million and proceeds from short-term investments of $24.4 million. Our capital expenditures during 2010 were funded through working capital, although we financed $8.1 million of the acquisition cost for the 757-200SF purchased in March 2010 and $12.5 million of pre-delivery deposits made during the period. Net cash used for investing activities was $0.7 million in 2009, consisting primarily of capital expenditures of $30.2 million, which included capitalized interest on our Boeing 747-8F aircraft order of $21.2 million, partially offset by $11.6 million related to the consolidation of GSS, the redesignation of short-term investments to cash of $13.3 million and proceeds from the sale of aircraft of $3.5 million. All of our capital expenditures in 2009 were funded through working capital.

Financing Activities.  Net cash used for financing activities was $143.4 million in 2010, which primarily reflects $164.1 million of payments on long-term debt obligations, which included the $119.5 million repayment of our pre-delivery deposit financing facilities and $5.9 million in purchases of treasury stock to settle employment taxes on the vesting of restricted stock for management partially offset by $20.6 million in proceeds from loans and proceeds from stock option exercises of $5.2 million. Net cash used for financing activities was $2.5 million in 2009, which primarily reflects $112.6 million in proceeds from the issuance of stock partially offset by $110.0 million of payments on long-term debt obligations.

We consider cash on hand and short-term investments, our pre-delivery deposit financing facility and net cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures during 2011. Capital expenditures in 2011 are expected to be approximately $73.1 million, which excludes pre-delivery deposits and capitalized interest. Our 747-8F aircraft pre-delivery deposit requirements have currently been suspended until we agree on a new schedule with Boeing.

We may access external sources of capital from time to time depending on our cash requirements, assessments of current and anticipated market conditions, and the after-tax cost of capital. To that end, we filed a shelf registration statement with the SEC in 2009 that will enable us to sell up to $500 million of debt and/or equity securities over the subsequent three years, depending on market conditions, our capital needs and other factors. Approximately $112.6 million of net proceeds from our stock offering in the fourth quarter of 2009 has been drawn down from this shelf registration statement. Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control. Additionally, our borrowing costs are affected by market conditions and may be adversely impacted by a tightening in credit markets.

Our U.S. cash income tax payments in 2011 will be commensurate with our earnings and limitations on the utilization of net operating losses. As a result of recently enacted tax legislation, we can deduct 100% of the cost of qualified assets placed in service during 2011 and 50% of the cost of qualified assets placed in service during 2012. Based upon a delivery schedule proposed by Boeing, we expect a substantial portion of our order for new 747-8F aircraft will qualify for this bonus tax depreciation, which would reduce or eliminate our U.S. federal income tax payments in 2011 and 2012. Furthermore, two of our foreign branch operations and one subsidiary are subject to income tax in Hong Kong, but we believe that these branches will have sufficient tax loss carryforwards to offset projected taxable income in 2010. We expect to pay no significant foreign income taxes in any other jurisdictions.

Contractual Obligations

The table below provides details of our balances available under credit agreements and future cash contractual obligations as of December 31, 2010 (in millions):

	Available	Total	Payments Due by Period
	Credit	Obligations	2011	2012 - 2013	2014 - 2015	Thereafter

Debt(1)	$245.9	$544.2	$101.3	$145.3	$95.0	$202.6
Interest on debt(2)	—	168.1	33.5	56.0	40.0	38.6
Aircraft operating leases	—	1,651.9	133.5	266.3	262.6	989.5
Other operating leases	—	8.7	5.4	2.8	0.5	—
Aircraft purchase commitments(3)	—	1,710.2	950.7	759.5	—	—

Total Contractual Obligations	$245.9	$4,083.1	$1,224.4	$1,229.9	$398.1	$1,230.7

(1)	Debt reflects gross amounts (see Note 9 to our Financial Statements for a discussion of the related unamortized discount).

(2)	Amount represents interest on fixed rate and floating debt at December 31, 2010.

(3)	Includes estimated contractual escalations and required option payments net of purchase credits with respect to aircraft and spare engine commitments.

We maintain a non-current liability for unrecognized income tax benefits. To date, we have not resolved the ultimate cash settlement of this liability. As a result, we are not in a position to estimate with reasonable certainty the date upon which this liability would be payable.

Description of Our Debt Obligations

Enhanced Equipment Trust Certificate Transactions

Overview of Transactions

In three separate transactions in 1998, 1999 and 2000, we issued enhanced equipment trust certificates, also known as EETCs. These securities were issued to finance the acquisition of a total of twelve 747-400F aircraft. In the 1998 EETC transaction, $538.9 million of EETCs were issued to finance five aircraft, one of which we then owned, with the remaining four being leased by us pursuant to leveraged leases. In the 1999 EETC transaction, $543.6 million of EETCs were issued to finance five aircraft, one of which we then owned, with the remaining four being leased by us pursuant to leveraged leases. In the 2000 EETC transaction, $217.3 million of EETCs were issued to finance the remaining two aircraft, both pursuant to leveraged leases. Historically, the debt obligations relating solely to owned EETC aircraft have been reflected on our balance sheet, while the debt obligations related to the leased EETC aircraft have not been reflected on our balance sheets because such obligations previously constituted operating leases. However, through the restructuring in 2004, we became the beneficial owner of four of the previously leased aircraft, resulting in a total of six EETC aircraft being currently reflected on our balance sheets as of December 31, 2009 and 2008.

Leveraged Lease Structure

In a leveraged lease, the owner trustee is the owner of record for the aircraft. Wells Fargo Bank Northwest, National Association (“Wells Fargo”) serves as the owner trustee with respect to the leveraged leases in each of our EETC transactions. As the owner trustee of the aircraft, Wells Fargo also serves as the lessor of the aircraft under the EETC lease between the owner trustee and us. Wells Fargo also serves as trustee for the beneficial owner of the aircraft, the owner participant. The original owner participant for each aircraft invested (on an equity basis) approximately 20% of the original cost of the aircraft. The remaining approximately 80% of the aircraft cost was financed with debt issued by the owner trustee on a non-recourse basis in the form of equipment notes.

The equipment notes were generally issued in three series, or “tranches,” for each aircraft, designated as Series A, B and C equipment notes. The loans evidenced by the equipment notes were funded by the public offering of EETCs. Like the equipment notes, the EETCs were issued in three series for each EETC transaction designated as Series A, B and C EETCs. Each class of EETCs was issued by the trustee for separate pass-through trusts with the same designation as the class of EETCs issued. Each of these pass-through trustees is also the holder and beneficial owner of the equipment notes bearing the same class designation.

With respect to the seven EETC financed aircraft beneficially owned by us, there is no leveraged lease structure or EETC lease. We are the beneficial owner of the aircraft and the issuer of the equipment notes with respect thereto. The equipment notes issued with respect to the owned aircraft are with full recourse to us.

Debt

In 2008, we entered into a $270.3 million pre-delivery deposit financing facility with (the “2008 PDP Facility”), which is intended to fund a portion of our pre-delivery deposit obligations in respect of the first five aircraft to be delivered to us under our 747-8F purchase agreement with Boeing. In 2009, concurrent with a change in the 747-8F aircraft delivery schedule, Boeing returned $62.9 million representing the financed portion of the pre-delivery deposits for two of our ordered 747-8F aircraft and the proceeds were used to pay down the 2008 PDP Facility. The size and availability under the 2008 PDP Facility was reduced to reflect the removal of these two aircraft from the facility and repayment of the monies advanced against these two aircraft.

The facility is now comprised of three separate tranches and is secured by certain of our rights in, and to, the purchase agreement, but only to the extent related to the first three aircraft scheduled to be delivered thereunder. In the case of a continuing event of default by us, the lenders will have certain rights to assume our position and accept delivery of the related aircraft. Each tranche relating to each aircraft will become due on the earlier of (a) the date the aircraft is delivered or (b) up to nine months following the last day of the scheduled delivery month, depending on the cause of the delivery delay.

Funds available under the facility are subject to certain up-front and commitment fees, and funds drawn under the facility bear interest at LIBOR plus a margin. The facility is guaranteed by AAWW and is subject to typical and customary events of default.

In 2008, we entered into $58.4 million and $41.6 million five-year term loan agreements, secured by aircraft tail numbers N419MC and N429MC, both of which were acquired on May 6, 2008. Funds available under the loan agreements are subject to certain up-front and commitment fees, and funds drawn under the loan agreements will bear interest at LIBOR, plus a margin. The loans are guaranteed by AAWW and are subject to typical and customary events of default.

In 2010, we entered into a $125.6 million revolving pre-delivery deposit financing facility (the “2010 PDP Facility”). The 2010 PDP Facility is intended to fund a portion of our obligations to make pre-delivery deposits for the latter nine of the 747-8F aircraft currently on firm order and having delivery positions in 2011 through 2013 (the “PDP Aircraft”). With this transaction and the 2008 PDP Facility, we have arranged pre-delivery deposit financing for all twelve of the aircraft for which we are required to make pre-delivery deposits pursuant to the Boeing 747-8F Agreement. The obligations under both of the pre-delivery deposit facilities are guaranteed by AAWW.

The 2010 PDP Facility is comprised of nine separate tranches, each corresponding to one of the PDP Aircraft. It is structured as a revolving credit facility under which we may have outstanding a maximum of $125.6 million. It is secured by certain of our rights in and to the Boeing 747-8F Agreement and four General Electric CF6-80 engines owned by us. In connection with entering into the 2010 PDP Facility, we have agreed to pay customary commitment and other fees. Drawings made under the 2010 PDP Facility will accrue interest, payable monthly, at one-month LIBOR plus a fixed rate per annum. The 2010 PDP Facility contains customary covenants and events of default. Upon the occurrence and during the continuance of an event of default, the outstanding obligations under the 2010 PDP Facility may be accelerated and become due and payable immediately. In connection with the 2010 PDP Facility, the 2008 PDP Facility was amended such that both facilities are cross-defaulted to and cross-collateralized with each other.

The aggregate availability under the 2010 PDP Facility will be reduced to the lesser of $125.6 million and the sum of the remaining scheduled draw downs. Each tranche of the 2010 PDP Facility will mature on the earlier to occur of: (a) the delivery date of the related PDP Aircraft and (b) up to nine months after the last day of the scheduled delivery month for the related PDP Aircraft. At maturity of each tranche, we are required to pay principal in an amount equal to the drawings made for the pre-delivery deposits for the related PDP Aircraft, in addition to any accrued and unpaid interest thereon.

In 2010, we entered into the 2010 Term Loan in the amount of $120.3 million for a period of twelve years. The 2010 Term Loan, when drawn, will be secured by a mortgage on a future 747-8F aircraft delivery. In connection with entering into the 2010 Term Loan, we have agreed to pay usual and customary commitment and other fees. Drawings made under the 2010 Term Loan will accrue interest at a fixed rate, payable quarterly. The 2010 Term Loan contains customary covenants and events of default. Upon the occurrence and during the continuance of an event of default, the 2010 Term Loan is cross-defaulted to our pre-delivery deposit financing facilities.

In 2010, we entered into a term loan in the amount of $8.1 million for a period of 50 months secured by a mortgage on a 757-200SF (aircraft tail number B-2808). In connection with entering into the term loan, we have agreed to pay usual and customary commitment and other fees. The balance outstanding under the term loan will accrue interest at a fixed interest rate of 4.3%, with principal and interest payable quarterly. The term loan contains customary covenants and events of default. The term loan is not cross-defaulted to any of our other debt facilities.

Off-Balance Sheet Arrangements

Thirteen of our twenty-nine operating aircraft are under operating leases (this excludes aircraft provided by CMI customers). Five are leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed price options were restructured to reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that would obligate us to absorb decreases in value or entitle us to participate in increases in the value of the aircraft. We have not consolidated any additional aircraft in the related trusts upon application of accounting for consolidations, because we are not the primary beneficiary based on the fact that all fixed price options were restructured to reflect a fair market value purchase option. In addition, we reviewed the other eight Atlas aircraft that are under operating leases but not financed through a trust and determined that none of them would be consolidated upon the application of accounting for consolidations. Our maximum exposure under all operating leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 10 to our Financial Statements.

There were no changes in our off-balance sheet arrangements during the fiscal year ended December 31, 2010.

Critical Accounting Policies and Estimates

General Discussion of Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies and estimates is important to understand our financial results. Our Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our critical policies require management to make estimates and judgments that affect the amounts reported. Actual results may significantly differ from those estimates. The following is a brief description of our current critical accounting policies involving significant management judgment:

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

Aircraft Maintenance and Repair

We account for maintenance and repair costs for both owned and leased airframes and engines under the direct expense method. Under this method, maintenance and repairs are charged to expense upon induction, based on our best estimate of the costs. This method can result in expense volatility between quarterly and annual periods, depending on the number of heavy maintenance events performed. If we had chosen a different method, such as the deferral method for heavy maintenance, maintenance and repair expense would be capitalized and then amortized over the lesser of Block Hours flown or time period before the next heavy maintenance event resulting in a less variable expense between reporting periods.

Income Taxes

Deferred income taxes are recognized for the tax consequences of reporting items in our income tax returns at different times than the items are reflected in our financial statements. These timing differences result in deferred tax assets and liabilities that are calculated by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. If necessary, deferred income tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount, if any, of the valuation allowance.

In addition, we establish tax reserves when we believe that certain tax positions are subject to challenge and may not be sustained on audit. These reserves are based on subjective estimates and assumptions involving the relative filing positions and the potential exposure from audits and litigation.

Business Combinations and Intangible Assets

We account for business combinations using the purchase method. Under the purchase method, we record net assets acquired and liabilities assumed at their estimated fair value on the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires us to make estimates and assumptions that affect our financial statements. Intangible assets acquired in connection with business combinations that have finite lives are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets are expected to generate revenue. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable. If an evaluation of the undiscounted future cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on either its appraised value or its discounted future cash flows.

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

Legal and Regulatory Matters

We are party to legal and regulatory proceedings with respect to a variety of matters. We evaluate the likelihood of an unfavorable outcome of these proceedings each quarter. Our judgments are subjective and are based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. Due to the inherent uncertainties of the legal and regulatory proceedings in the multiple jurisdictions in which we operate, our judgments may be different from the actual outcomes.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance on the consolidation of variable interest entities (“VIE”). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of the beginning of our 2010 fiscal year, and the adoption did not have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not hedge against foreign currency fluctuations, aircraft fuel or interest rate movements. The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to the price and availability of aircraft fuel and interest rates as discussed below. The sensitivity analyses presented herein do not consider the effects that such adverse changes might have on our overall financial performance, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable rate leases are not considered market-sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ.

Foreign Currency.  We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition. Our largest exposure comes from the British pound and the Korean won.

Aircraft Fuel.  Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated at a hypothetical 20% increase or decrease in the 2010 average cost per gallon of fuel. Based on actual 2010 fuel consumption for the Commercial Charter business segment, such an increase would have resulted in an increase to aircraft fuel expense of approximately $29.0 million in 2010. Our exposure to fuel risk decreased significantly, as a result of DHL assuming the fuel risk for Polar beginning in late 2008. We will continue to have limited fuel risk on a portion of our Commercial Charter business. In the AMC Charter Segment, the contracted charter rates and fuel prices are established and fixed by the AMC for twelve-month periods running from October to September of the next year. We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for the AMC Charter flights exceeds the fixed price; if the price of fuel paid by us is less than the fixed price, then we pay the difference to the AMC. Therefore, we have limited exposure to changes in fuel prices in the AMC Charter Segment. ACMI does not create an aircraft fuel market risk, as the cost of fuel is borne by the customer.

Variable Interest Rates.  Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. As of December 31, 2010, approximately $117.0 million of our debt at face value had variable interest rates. If interest rates would have increased or decreased by a hypothetical 20% in the underlying rate as of December 31, 2010, our annual interest expense would have changed in 2010 by approximately $0.8 million.

Fixed Rate Debt.  On December 31, 2010, we had approximately $370.2 million of fixed rate long-term debt. If interest rates were 20% lower than the stated rate, the fair value of this debt would have been $20.5 million higher as of December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Atlas Air Worldwide Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlas Air Worldwide Holdings, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a) 2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.

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

/s/  PricewaterhouseCoopers LLP

New York, New York
February 14, 2011

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share data)

ASSETS
Current Assets
Cash and cash equivalents	$588,852	$613,740
Short-term investments	6,211	22,598
Accounts receivable, net of allowance of $1,900 and $2,412, respectively	78,334	58,530
Prepaid maintenance	26,102	30,848
Deferred taxes	3,721	6,689
Prepaid expenses and other current assets	24,212	24,608

Total current assets	727,432	757,013
Property and Equipment
Flight equipment	766,681	677,006
Ground equipment	29,124	26,107
Less: accumulated depreciation	(138,851)	(110,001)
Purchase deposits for flight equipment	336,969	296,658

Property and equipment, net	993,923	889,770
Other Assets
Long-term investments and accrued interest	127,094	18,980
Deposits and other assets	45,026	38,460
Intangible assets, net	42,627	36,650

Total Assets	$1,936,102	$1,740,873

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$22,954	$20,810
Accrued liabilities	149,892	107,907
Current portion of long-term debt	96,197	38,830

Total current liabilities	269,043	167,547
Other Liabilities
Long-term debt	391,036	526,680
Deferred taxes	103,150	74,501
Other liabilities	122,783	83,388

Total other liabilities	616,969	684,569
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 26,955,923 and 26,593,450 shares issued, 25,937,014 and 25,700,765, shares outstanding (net of treasury stock), at December 31, 2010 and 2009, respectively	270	266
Additional paid-in-capital	505,297	481,074
Treasury stock, at cost; 1,018,909 and 892,685 shares, respectively	(32,248)	(26,394)
Accumulated other comprehensive income	458	471
Retained earnings	572,666	430,856

Total stockholders’ equity	1,046,443	886,273
Noncontrolling interest	3,647	2,484

Total equity	$1,050,090	$888,757

Total Liabilities and Equity	$1,936,102	$1,740,873

See accompanying Notes to Consolidated Financial Statements

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Operating Revenue
ACMI	$543,853	$482,231	$358,234
AMC charter	388,994	328,990	425,814
Commercial charter	384,440	215,127	127,325
Dry leasing	7,178	12,799	48,770
Scheduled service	—	—	645,283
Other	13,309	22,399	2,056

Total Operating Revenue	$1,337,774	$1,061,546	$1,607,482

Operating Expenses
Aircraft fuel	300,229	201,207	677,544
Salaries, wages and benefits	238,169	215,660	221,765
Maintenance, materials and repairs	174,029	147,758	171,396
Aircraft rent	154,646	151,080	157,063
Landing fees and other rent	48,700	39,552	65,033
Depreciation and amortization	34,353	33,074	38,946
Travel	34,338	25,235	45,842
Ground handling and airport fees	25,115	16,212	61,927
Gain on disposal of aircraft	(3,601)	(953)	(2,726)
Special charge	—	8,216	91,167
Other	103,910	74,498	91,672

Total Operating Expenses	1,109,888	911,539	1,619,629

Operating Income / (Loss)	227,886	150,007	(12,147)

Non-operating Expenses / (Income)
Interest income	(19,663)	(3,014)	(12,778)
Interest expense	40,034	44,731	49,986
Capitalized interest	(16,373)	(12,215)	(11,282)
Gain on early extinguishment of debt	—	(2,713)	—
Gain on consolidation of subsidiary	—	(113)	—
Gain on issuance of stock	—	—	(153,579)
Other (income) expense, net	(9,222)	(765)	5,285

Total Non-operating Expenses / (Income)	(5,224)	25,911	(122,368)
Income before income taxes	233,110	124,096	110,221
Income tax expense	90,154	47,940	50,200

Net Income	142,956	76,156	60,021
Less: Net income / (loss) attributable to noncontrolling interests	1,146	(1,620)	(3,675)

Net Income Attributable to Common Stockholders	$141,810	$77,776	$63,696

Earnings per share:
Basic	$5.50	$3.59	$2.98

Diluted	$5.44	$3.56	$2.97

Weighted average shares:
Basic	25,781	21,652	21,361

Diluted	26,088	21,818	21,431

See accompanying Notes to Consolidated Financial Statements

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)

Operating Activities:
Net Income Attributable to Common Stockholders	$141,810	$77,776	$63,696
Net income / (loss) attributable to noncontrolling interests	1,146	(1,620)	(3,675)

Net Income	142,956	76,156	60,021
Adjustments to reconcile Net Income
to net cash provided by operating activities:
Depreciation and amortization of intangible assets	34,353	33,074	38,946
Amortization of debt discount	5,372	6,375	7,266
Amortization of operating lease discount	2,337	2,339	1,838
Amortization of debt issuance costs	294	293	122
Accretion of debt securities discount	(7,998)	(513)	—
Provision for allowance for doubtful accounts	201	1,071	238
Loss (gain) on short-term investments	—	(535)	1,547
Special charge	—	8,216	85,144
Gain on early extinguishment of debt	—	(2,713)	—
Gain on consolidation of subsidiary	—	(113)	—
Gain on issuance of subsidiary stock	—	—	(153,579)
Gain on disposal of aircraft	(3,601)	(953)	(2,726)
Deferred taxes	62,962	47,670	50,390
Stock-based compensation expense	14,065	11,390	7,952
Changes in:
Accounts receivable	(18,072)	13,343	(15,196)
Prepaids and other current assets	(4,182)	13,208	10,319
Deposits and other assets	(8,176)	(1,132)	10,807
Accounts payable and accrued liabilities	60,032	7,397	22,229

Net cash provided by operating activities	280,543	214,573	125,318
Investing Activities:
Capital expenditures	(29,612)	(30,188)	(227,931)
Purchase deposits for flight equipment	(40,390)	(21,160)	(257,287)
Refund of pre-delivery deposits	—	62,858	—
Cash divested from deconsolidation of subsidiary	—	—	(52,060)
Cash acquired from consolidation of subsidiary	—	11,612	—
Redesignation between short-term investments and cash	—	13,301	(14,685)
Investment in debt securities	(100,090)	(20,693)	—
Purchase of owner participant interest	(21,475)	—	—
Investment in short-term investments	—	(20,000)	—
Proceeds from short-term investments	24,374	—	5,900
Proceeds from sale of aircraft	5,183	3,525	—

Net cash used for investing activities	(162,010)	(745)	(546,063)
Financing Activities:
Proceeds from debt	20,636	—	316,658
Proceeds from common stock offering	—	112,623	—
Proceeds from refundable deposit	—	—	3,428
Proceeds from stock option exercises	5,197	215	—
Proceeds from investor stock sale	—	208	—
Purchase of treasury stock	(5,854)	(385)	(19,410)
Excess tax benefit (expense) from stock-based compensation expense	1,155	(107)	1,269
Proceeds from issuance of subsidiary stock	—	—	78,902
Payment of debt issuance costs	(445)	(4)	(1,660)
Payments of debt	(164,110)	(110,023)	(38,366)

Net cash provided by / (used) for financing activities	(143,421)	2,527	340,821
Net increase (decrease) in cash and cash equivalents	(24,888)	216,355	(79,924)
Cash and cash equivalents at the beginning of period	613,740	397,385	477,309

Cash and cash equivalents at the end of period	$588,852	$613,740	$397,385

See accompanying Notes to Consolidated Financial Statements

ATLAS AIR WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other			Total
	Common	Treasury	Paid-In	Comprehensive	Subscription	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income	Receivable	Earnings	Equity	Interest	Equity
	(In thousands, except share data)

Balance as of December 31, 2007	$218	$(6,599)	$341,537	$1,750	$(77,065)	$289,384	$549,225	$13,477	$562,702
Net Income Attributable to Common Stockholders	—	—	—	—	—	63,696	63,696	(3,675)	60,021
Other comprehensive loss	—	—	—	(2,486)	—	—	(2,486)	—	(2,486)
Comprehensive loss	—	—	—	—	—	—	61,210	—	57,535
Stock option and restricted stock compensation	—	—	7,952	—	—	—	7,952	—	7,952
Purchase of 710,645 shares of treasury stock	—	(19,410)	—	—	—	—	(19,410)	—	(19,410)
Exercise of 136,204 employee stock options	1	—	3,427	—	—	—	3,428	—	3,428
Issuance of 8,407 shares of restricted stock	1	—	—	—	—	—	1	—	1
Forfeiture of 8,375 shares of restricted stock	(1)	—	—	—	—	—	(1)	—	(1)
Receivable from issuance of subsidiary stock	—	—	—	—	77,065	—	77,065	—	77,065
Deconsolidation of subsidiary	—	—	—	—	—	—	—	(9,802)	(9,802)
Tax benefit on restricted stock and stock options	—	—	1,269	—	—	—	1,269	—	1,269
Tax valuation allowance and reserve reversal	—	—	1,000	—	—	—	1,000	—	1,000

Balance as of December 31, 2008	$219	$(26,009)	$355,185	$(736)	$—	$353,080	$681,739	$—	$681,739

Net Income Attributable to Common Stockholders	—	—	—	—	—	77,776	77,776	(1,620)	76,156
Other comprehensive income	—	—	—	1,207	—	—	1,207	276	1,483
Comprehensive income	—	—	—	—	—	—	78,983	—	77,639
Consolidation of subsidiary	—	—	—	—	—	—	—	3,828	3,828
Stock option and restricted stock compensation	—	—	11,390	—	—	—	11,390	—	11,390
Purchase of 21,806 shares of treasury stock	—	(385)	—	—	—	—	(385)	—	(385)
Exercise of 12,304 employee stock options	—	—	215	—	—	—	215	—	215
Issuance of 53,326 shares of restricted stock	1	—	(1)	—	—	—	—	—	—
New stock issuance of 4,600,000 shares	46	—	112,577	—	—	—	112,623	—	112,623
Forfeiture of 4,900 shares of restricted stock	—	—	—	—	—	—	—	—	—
Reversal of prior year deferred tax	—	—	1,607	—	—	—	1,607	—	1,607
Tax expense on restricted stock and stock options	—	—	(107)	—	—	—	(107)	—	(107)
Proceeds from investor stock sale	—	—	208	—	—	—	208	—	208

Balance as of December 31, 2009	$266	$(26,394)	$481,074	$471	$—	$430,856	$886,273	$2,484	$888,757

Net Income Attributable to Common Stockholders	—	—	—	—	—	141,810	141,810	1,146	142,956
Other comprehensive income (loss)	—	—	—	(13)	—	—	(13)	17	4
Comprehensive income	—	—	—	—	—	—	141,797	—	142,960
Stock option and restricted stock compensation	—	—	14,065	—	—	—	14,065	—	14,065
Purchase of 126,224 shares of treasury stock	—	(5,854)	—	—	—	—	(5,854)	—	(5,854)
Exercise of 160,037 employee stock options	2	—	5,195	—	—	—	5,197	—	5,197
Issuance of 202,436 shares of restricted stock	2	—	(2)	—	—	—	—	—	—
Reversal of prior year deferred tax	—	—	3,810	—	—	—	3,810	—	3,810
Tax benefit on restricted stock and stock options	—	—	1,155	—	—	—	1,155	—	1,155

Balance as of December 31, 2010	$270	$(32,248)	$505,297	$458	$—	$572,666	$1,046,443	$3,647	$1,050,090

See accompanying Notes to Consolidated Financial Statements

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

1.	Basis of Presentation

Our consolidated financial statements include the accounts of the holding company Atlas Air Worldwide Holdings, Inc. (“AAWW”) and its consolidated subsidiaries. AAWW is the parent company of its principal operating subsidiary, Atlas Air, Inc. (“Atlas”), and of Polar Air Cargo LLC (“Old Polar”). In addition, AAWW is the parent company of Titan Aviation Leasing Ltd., Titan Aviation Leasing Limited — Americas, Inc. and Titan Aviation (Hong Kong) Limited (collectively referred to as “Titan”). Prior to October 26, 2008, Polar Air Cargo Worldwide, Inc. (“Polar”) was a consolidated subsidiary of AAWW. As a result of the transactions described in Note 3, we determined that AAWW was no longer the primary beneficiary of Polar as of October 26, 2008 and we subsequently record our share of Polar’s results under the equity method of accounting. In addition, on April 8, 2009, we became the primary beneficiary of Global Supply Systems Limited (“GSS”) as further described in Note 4 and GSS became a consolidated subsidiary. Prior to that date, we were not the primary beneficiary, and we recorded our share of GSS’s results pursuant to the equity method of accounting.

Noncontrolling interest represents the interest not owned by us and is recorded for consolidated entities in which we own less than 100% of the interest. All significant intercompany accounts and transactions have been eliminated. We account for investments in entities under the equity method of accounting when we hold between 20% and 50% ownership in the entity and exercise significant influence or when we are not the primary beneficiary of a variable interest entity. The terms “we,” “us,” “our,” and the “Company” mean AAWW and all entities included in its consolidated financial statements.

We provide air cargo and outsourced aircraft operating solutions throughout the world, serving Asia, the Middle East, Australia, Europe, South America, Africa and North America through: (i) contractual service arrangements, including contracts through which we provide aircraft to customers and value-added services, including crew, maintenance and insurance (“ACMI”) as well as contracts through which we provide crew, maintenance and insurance, with the customer providing the aircraft (“CMI”); (ii) military charter services (“AMC Charter”); (iii) seasonal, commercial and ad-hoc charter services (“Commercial Charter”); and (iv) dry leasing or sub-leasing of aircraft and engines (“Dry Leasing” or “Dry Lease”). Prior to October 27, 2008, we offered scheduled air cargo service (“Scheduled Service”).

Except for per share data, all dollar amounts are in thousands unless otherwise noted.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the amounts reported in the Financial Statements and the related disclosures. Actual results may differ from those estimates. Important estimates include asset lives, valuation allowances (including, but not limited to, those related to receivables, expendable inventory and deferred taxes), income tax accounting, self-insurance employee benefit accruals and contingent liabilities.

Revenue Recognition

We recognize revenue when an arrangement exists, services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.

ACMI and CMI revenue are typically recognized as the actual block hours are operated on behalf of a customer during a given month, as defined contractually. The time interval between when an aircraft departs the terminal until it arrives at the destination terminal is defined as “Block Hours”. If a customer flies below

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the minimum contracted Block Hour guarantee, the contracted minimum revenue amounts are recognized as revenue. We recognize revenue for AMC and Commercial Charter upon flight departure. We recognized revenue for Scheduled Service upon flight departure.

We lease flight equipment, which may include aircraft and engines under operating leases, and record rental income on a straight-line basis over the term of the lease. Rentals received but unearned under the lease agreements are recorded in deferred revenue and included in Accrued liabilities until earned. In certain cases, leases provide for additional rentals based on usage, which is recorded as revenue as it is earned under the terms of the lease. The usage is calculated based on hourly usage or cycles operated, depending on the lease agreement. Usage is typically reported monthly by the lessee and the resulting revenue is non-refundable.

The Company recognizes revenue for management and administrative support services when the services are provided.

Concentration of Credit Risk and Significant Customers

We are exposed to concentration of credit risk by our customers. The following table summarizes our significant exposure to Polar, the U.S. Military Airlift Mobility Command (“AMC”) and the International Airline of United Arab Emirates (“Emirates”). No other customer accounted for 10.0% or more of our Total Operating Revenues. We have not experienced credit issues with any of these customers.

Revenue as a % of Total Operating Revenue	2010	2009	2008

AMC	29.1%	31.0%	26.5%
Polar	14.7%	18.5%	3.2%
Emirates	8.2%	10.4%	7.8%

Revenue as a % of ACMI Revenue	2010	2009	2008

Polar	34.1%	38.3%	10.6%
Emirates	20.2%	30.9%	34.9%

Accounts Receivable as of December 31	2010	2009

AMC	$8.2	$13.5
Polar	$8.0	$2.9
Emirates	$9.6	$13.0

Issuance of Stock by Subsidiaries

We record gains or losses on the issuance of shares of stock by subsidiaries as Non-operating income.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and other cash investments that are highly liquid in nature and have original maturities of three months or less at acquisition.

Short-Term Investments

Short-term investments are primarily comprised of certificates of deposit, current portions of debt securities and money market funds.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

We perform a monthly evaluation of our accounts receivable and establish an allowance for doubtful accounts based on our best estimate of probable credit losses resulting from the inability or unwillingness of our customers to make required payments. Account balances are charged off against the allowance when we determine that it is probable that the receivable will not be recovered.

Escrow Deposits and Letters of Credit

We had $6.8 million at December 31, 2010 and $6.2 million at December 31, 2009, for certain deposits required in the normal course of business for various items including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits, insurance and cash pledged under standby letters of credit related to collateral. These amounts are included in Deposits and other assets.

Long-term Investments

Long-term investments consist of debt securities, including accrued interest, for which management has the intent and ability to hold to maturity which are classified as held-to-maturity and reported at amortized cost. Interest on debt securities and accretion of discounts using the effective interest method are included in Interest income in the consolidated statements of operations.

Expendable Parts

Expendable parts, materials and supplies for flight equipment are carried at average acquisition costs and are included in Prepaid expenses and other current assets. When used in operations, they are charged to maintenance expense. Allowances for excess and obsolescence for expendable parts expected to be on hand at the date aircraft are retired from service are provided over the estimated useful lives of the related aircraft and engines. These allowances are based on management estimates, which are subject to change as conditions in the business evolve. The net book value of expendable parts inventory was $22.0 million at December 31, 2010 and $18.8 million at December 31, 2009. The reserve for expendable obsolescence was $4.5 million at December 31, 2010 and $2.8 million at December 31, 2009.

Assets Held for Sale

In 2009, three spare engines that were overhauled were listed for sale by us and were accounted for as assets held for sale. Depreciation on these engines ceased as of December 31, 2009. In 2010, we sold the three engines for $4.1 million and recorded a gain of $3.1 million. The aggregate carrying value of spare engines held for sale was zero at December 31, 2010 and $1.0 million at December 31, 2009, which was included within Prepaid expenses and other current assets.

Property and Equipment

We record property and equipment at cost and depreciate these assets on a straight-line basis over their estimated useful lives to their estimated residual values, over periods not to exceed forty years for flight equipment (from date of original manufacture) and three to five years for ground equipment, from the date the asset is placed in service. Remaining useful lives for 747-200 aircraft range from 0.6 years to 1.5 years and for 747-400 aircraft, from 19.9 years to 29.4 years. Property under capital leases and related obligations are recorded at the lesser of an amount equal to (a) the present value of future minimum lease payments computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease or (b) the fair value of the asset.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rotable parts are recorded in Property and equipment, net, and are depreciated over the average remaining fleet lives and written off when they are determined to be beyond economic repair. The net book value of rotable parts inventory was $55.9 million at December 31, 2010 and $50.9 million at December 31, 2009.

Expenditures for major additions, improvements and flight equipment modifications are generally capitalized and depreciated over the shorter of the estimated life of the improvement or the modified assets’ remaining lives or remaining lease term if any modifications or improvements are made to operating lease equipment. Substantially all property and equipment is specifically pledged as collateral for our indebtedness.

Capitalized Interest on Pre-delivery Deposits

Interest on funds used to finance the acquisition of aircraft up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Included in capitalized interest is the interest paid on the pre-delivery deposit borrowings directly associated with the acquisition of aircraft. The remainder of capitalized interest recorded on the acquisition of aircraft is determined by taking the weighted average cost of funds associated with our other debt and applying it against the amounts paid as pre-delivery deposits. Pre-delivery deposits for aircraft include capitalized interest of $45.0 million at December 31, 2010 and $28.6 million at December 31, 2009.

Measurement of Impairment of Long-Lived Assets

We review long-lived assets for impairment when events or changes in circumstances indicate that their carrying amount may not be recoverable. When undiscounted cash flows estimated to be generated for those assets are less than the carrying amount, we record impairment losses with respect to those assets based upon the amount by which the net book value of the assets exceeds their estimated fair value. In determining the fair value of the assets, we consider market trends, published values for similar assets, recent transactions involving sales of similar assets and/or quotes from independent third party appraisers. In making these determinations, we also use certain assumptions, including, but not limited to, the estimated undiscounted future net cash flows expected to be generated by the asset group, which are based on management assumptions such as asset utilization, length of service the asset will be used in our operations and estimated residual values.

During 2009 and 2008, we recorded an impairment charge on substantially all of our 747-200 aircraft, as well as the related engines, rotable inventory and other equipment (see Note 5). We did not have an event that would trigger an impairment analysis on our 747-400 fleet.

Off-Balance Sheet Arrangements

A portion of our operating aircraft are owned or effectively owned and leased through trusts established specifically to purchase, finance and lease aircraft to us. We have not consolidated any aircraft in the related trusts because we are not the primary beneficiary. Our maximum exposure under these operating leases is the remaining lease payments, which amounts are reflected in future lease commitments more fully described in Note 10.

Income Taxes

Deferred income taxes are recognized for the tax consequences of reporting items in our income tax returns at different times than the items are reflected in our financial statements. These timing differences result in deferred tax assets and liabilities that are calculated by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. If necessary, deferred income tax assets are reduced by a valuation allowance to an

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount, if any, of the valuation allowance.

In addition, we establish tax reserves when we believe that certain tax positions are subject to challenge and may not be sustained on audit. These reserves are based on subjective estimates and assumptions involving the relative filing positions and the potential exposure from audits and litigation.

Debt Issuance Costs

Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method of amortization. Amortization of debt issuance costs was $0.3 million in 2010, $0.3 million in 2009 and $0.1 million in 2008, and was included as a component of Interest expense.

Aircraft Maintenance and Repair

Maintenance and repair costs for both owned and leased aircraft are charged to expense upon induction.

Prepaid Maintenance Deposits

Certain of our aircraft financing agreements require security deposits to our finance providers to ensure that we perform major maintenance as required. These are substantially refundable to us and are, therefore, accounted for as deposits and included in Prepaid maintenance and in Deposits and other assets. Such amounts, including the long-term portion, were $38.3 million at December 31, 2010 and $37.2 million at December 31, 2009.

Foreign Currency

Our results of operations are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. Our largest exposure comes from the British pound and the Korean won. We do not currently have a foreign currency hedging program related to our foreign currency-denominated transactions. Gains or losses resulting from foreign currency transactions are included in Non-operating expenses.

Included in the consolidated statements of stockholders’ equity was Other comprehensive income of zero, in 2010, Other comprehensive income of $1.2 million, net of taxes of zero, in 2009 and Other comprehensive loss of $2.5 million, net of taxes of zero, in 2008. These items primarily relate to the translation of foreign subsidiary financial statements into U.S. dollars.

Stock-Based Compensation

We have various stock-based compensation plans for certain employees and outside directors, which are described more fully in Note 15. We recognize compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period for each award based on the fair value on grant date. We estimate grant date fair value for all option grants using the Black-Scholes-Merton option pricing model. We estimate option and restricted stock/unit forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. As a result, we record stock-based compensation expense only for those awards that are expected to vest.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation Accruals

We are party to certain legal and regulatory proceedings with respect to a variety of matters. We evaluate the likelihood of an unfavorable outcome of these proceedings under accounting guidance for contingencies. These judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and external legal counsel. The actual outcomes of these proceedings may differ materially from our judgments. Legal costs are accrued as incurred and recorded in Other operating expenses.

Supplemental Cash Flow Information

Cash interest paid to lenders is calculated on the face amount of our various debt instruments based on the contractual interest rates in effect during each payment period.

The amortization of debt discount shown as a reconciling item in cash flows from operating activities is the difference between interest expense and cash interest owed to lenders. This amount arises from the amortization of the difference between the fair value of our debt recorded on the balance sheet and the face amount of debt payable to lenders when we applied fresh-start accounting on July 27, 2004.

The following table summarizes interest and income taxes paid:

	2010	2009	2008

Interest paid	$34,200	$39,395	$41,091
Income taxes paid	$29,075	$143	$1,300

3.	DHL Investment and Polar

In 2007, DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”), acquired a 49% equity interest and a 25% voting interest in Polar in exchange for $150.0 million in cash, of which $75.0 million was paid at closing. AAWW also received approximately $22.9 million in working capital from DHL as additional proceeds in 2007. The remaining $75.0 million of the purchase price was paid in 2008 in two equal installments (plus interest). In 2008, AAWW received the first installment of the purchase payment of $38.6 million, including interest of $1.1 million. The final purchase payment of $40.3 million, including interest of $2.8 million, was also received in 2008. AAWW continues to hold the remaining 51% equity interest in Polar with a 75% voting interest. In 2007, DHL also provided Polar with a $30.0 million non-interest bearing refundable deposit that was repaid by Polar in 2009. As part of the transaction to issue shares in Polar to DHL, Old Polar ground employees, crew, ground equipment, airline operating certificate and flight authorities, among other things, were transferred to Polar and Polar’s interest in Old Polar was transferred to AAWW.

Concurrently with the investment, DHL and Polar entered into a 20-year blocked space agreement (“BSA”), whereby Polar provides air cargo capacity to DHL through Polar’s Scheduled Service network for DHL Express services (“Express Network”). The BSA was subsequently amended and restated (the “Amended BSA”) in 2008 to include two supplemental aircraft, with full Express Network service on eight Polar aircraft beginning in 2008, (the “DHL Commencement Date”). In addition to the BSA, Atlas entered into a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. Under the flight services agreement, Atlas provides Polar with maintenance and insurance for the aircraft, with flight crewing also to be furnished once the merger of the Polar and Atlas crew forces has been completed. Under other separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. DP has guaranteed DHL’s (and Polar’s) obligations under the various transaction agreements described above. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to herein as the “DHL Agreements”. The DHL Agreements provide us with a

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guaranteed revenue stream from 747-400 aircraft that have been dedicated to Polar for outsourced airport-to-airport wide-body cargo aircraft solutions for the benefit of DHL (“Express Network ACMI”) and other customers’ freight due to monthly minimum Block Hour guarantees over the life of the agreements.

In 2008, DHL notified us that it would exercise its contractual right to terminate the ACMI and related agreements covering the two supplemental 747-400 aircraft noted above, effective March 28, 2009. Under the terms of the agreements covering the two 747-400 aircraft, DHL was able to terminate the use of these aircraft in 2009 upon providing six months advanced notice and making two installment payments of an early termination penalty totaling $5.0 million for each aircraft. We received the final payment in 2009 and recorded a $10.0 million one-time termination penalty as Other revenue in the consolidated statements of operations.

On the DHL Commencement Date, Polar commenced full flying for DHL’s trans-Pacific express network and DHL began to provide financial support and also assumed the risks and rewards of the operations of Polar. In addition to its trans-Pacific routes, Polar is also flying between the Asia Pacific regions, Middle East and Europe on behalf of DHL and other customers.

The Amended BSA established DHL’s capacity purchase commitments on Polar flights. DHL has the right to terminate the 20 year Amended BSA at the fifth, tenth and fifteenth anniversaries of commencement of Express Network flying. However, in the event of such a termination at the fifth anniversary, DHL or Polar would be required to assume all six 747-400 freighter head leases which are subleased from Atlas and Old Polar for the entire remaining term of each such aircraft lease, each as guaranteed by DP or a creditworthy subsidiary. Either party may terminate for cause (as defined) at any time. With respect to DHL, “cause” includes Polar’s inability to meet certain departure and arrival criteria for an extended period of time and upon certain change-of-control events, in which case DHL may be entitled to liquidated damages from Polar. Under such circumstances, DHL is further entitled to have an affiliate assume any or all of the six 747-400 freighter subleases for the remainder of the term under each such sublease, with Polar liable up to an agreed amount of such lease obligations. In the event of any termination during the sublease term, DHL is required to pay the lease obligations for the remainder of the head lease and guarantee Polar’s performance under the leases.

Initially, based on the various agreements entered into as a result of the issuance of the investment to DHL, we reviewed the structure and determined that a variable interest entity had been created. We determined that we were the primary beneficiary of the variable interest entity and, as a result, we would continue to treat Polar as a consolidated subsidiary for financial reporting purposes. However, during 2008, changes were made to the various agreements entered into following DHL’s investment in Polar and to Polar’s operations, which became effective upon the DHL Commencement Date. We reviewed our investment in Polar and determined that, for accounting purposes, a reconsideration event had occurred. We used both qualitative and quantitative factors to determine that DHL was the primary beneficiary of the variable interest entity beginning on the DHL Commencement Date. This was primarily based on the fact that we, who historically bore all direct costs of operation, transferred the risk associated with those costs to DHL. As a result of that determination, we deconsolidated Polar as of October 27, 2008 from our financial statements. From that date forward, we are reporting Polar under the equity method of accounting. On October 26, 2008, Polar had cash of $52.0 million, accounts receivable of $86.1 million, total assets of $146.5 million, total liabilities of $132.6 million and net equity of $13.9 million.

Except for any liquidated damages that we could incur as described above, we do not have any continuing financial exposure to fund debt obligations or operating losses of Polar.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of this transaction, we recorded a Gain on the issuance of subsidiary stock of $153.6 million as income upon the DHL Commencement Date. The Gain on issuance of subsidiary stock is recorded as Non-operating income and is calculated as follows (in millions):

Gross proceeds	$176.9
Less: book value of net assets sold on June 27, 2007	(13.5)
closing costs and related expenses	(9.8)

Gain on issuance of subsidiary stock	$153.6

The aggregate carrying value of the investment in Polar was $5.3 million as of December 31, 2010 and $5.4 million as of December 31, 2009 and was included within Deposits and other assets.

Total revenue from Express Network ACMI and the two supplemental ACMI agreements with Polar was $185.5 million in 2010, $184.7 million in 2009, and $38.1 million for the period of October 28, 2008 through December 31, 2008, which was included in ACMI revenue. Total revenue from the shared services agreement was $11.3 million in 2010, $11.5 million in 2009 and $2.0 million for the period of October 28, 2008 through December 31, 2008, which was included in Other revenue. Accounts payable to Polar was $2.9 million as of December 31, 2010 and $5.1 million as of December 31, 2009, which were included in Accounts payable. We incurred expenses under the general sales and service agreement of $2.3 million in 2010, $1.7 million in 2009 and $0.1 million for the period of October 28, 2008 through December 31, 2008, which was included in Ground handling and airport fees.

4.	GSS

We hold a 49% interest in GSS, a private company. Atlas dry leases three 747-400 owned aircraft to GSS. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. GSS provides ACMI services to British Airways Plc (“British Airways”) using these three aircraft.

On April 8, 2009, certain members of management of GSS, through an employee benefit trust, purchased shares of GSS from a former stockholder. These shares, which were not and have never been owned by us, represent a 51% controlling interest in GSS. Based on the various agreements related to the transaction, we reviewed our investment in GSS and determined that, for accounting purposes, a reconsideration event had occurred. We determined that GSS is a variable interest entity and that we are the primary beneficiary of GSS for financial reporting purposes. As a result of that determination, GSS became a consolidated subsidiary of AAWW upon the closing of the transaction. There was no consideration transferred from us in this transaction.

We accounted for the consolidation of GSS as a step acquisition. We recorded a gain of $0.1 million on the conversion from the equity method of accounting to consolidation. The gain represents the difference between the fair market value of the net assets acquired and liabilities assumed and the book value of our equity investment in GSS in 2009. In addition, we recorded a noncontrolling interest of $3.8 million, representing the fair market value of the 51% ownership interest in GSS that we do not own.

In determining fair value for GSS in 2009, we calculated the business enterprise value of GSS and the fair value of the underlying assets acquired and liabilities assumed. The business enterprise value of GSS was calculated using a weighted average of two principal methods: the income approach (commonly referred to as the discounted cash flow method) and the market approach. We considered the cost approach but ultimately did not use this approach as GSS has very few fixed assets. Under the income approach, management used financial projections for GSS and a weighted average cost of capital calculated from a peer group of companies to develop the discounted cash flows. The financial projections considered changes in the aircraft dry lease rates, changes in the ACMI rate and type of aircraft provided to British Airways. The market approach utilized ratios and statistics available from the same group of peer companies used to develop the weighted average cost of capital in the income approach. The appropriate ratios were then applied on a

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average basis against trailing one-year historical, three-year historical and projected earnings before interest and taxes to arrive at the market approach valuation. The average of the two methods produced a $7.5 million business enterprise value of GSS.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed for GSS on the date of the reconsideration event:

Cash and cash equivalents	$11,612
Accounts receivable, net	241
Other current assets	714
Property, plant and equipment	34
Customer relationship	2,164
Loan to 51% shareholder	4,157

Total assets acquired	18,922

Accounts payable	767
Other current liabilities	1,354
Deferred revenue	8,704
Deferred income taxes	591

Total liabilities assumed	11,416

Net assets acquired	$7,506

Prior to April 8, 2009, we accounted for GSS under the equity method and reported the revenue from GSS as Dry leasing revenue. The carrying value of the dry leased aircraft as of December 31, 2008 was $163.8 million and the related accumulated depreciation was $20.9 million. Total Dry leasing revenue for these aircraft was $11.8 million for the period of January 1 through April 7, 2009 and $43.2 million for the year ended December 31, 2008.

5.	Special Charges

We record impairment charges on long-lived assets used in operations when events and circumstances (“Triggering Events”) indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. We determined that Triggering Events occurred in both 2009 and 2008, performed separate impairment tests and concluded that the carrying value of our 747-200 fleet was no longer recoverable as of December 31, 2009 and 2008.

In determining the asset recoverability, management estimated the undiscounted future net cash flows utilizing models that are consistently used by us in making fleet and scheduling decisions. We view the 747-200 fleet, as well as the related engines, rotable inventory and other equipment as one asset group in developing our cash flow models. In determining fair value, we considered the effects of the current market environment, age of the assets, marketability and excess capacity. In addition, some of the specific items that management took into consideration were the impact of excess aircraft in the market, the effect on aircraft and

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

engine values and the failure of several competitors in the 747-200 market during 2008, thereby reducing demand for the aircraft type. Our estimate of fair value was not based on distressed sales or forced liquidations and represents a Level 3 input, as defined in Note 12. Instead, it appropriately considered the current market conditions in conjunction with other indicators. The fair value for each of the aircraft remaining in service was adjusted based on estimates of maintenance status. For engines and airframes that are being permanently parked, fair value was determined to be scrap value.

2009 Impairment

Triggering Events in 2009 resulted from the substantial drop in global freight demand during 2009, excess capacity in the 747-200 freighter market and a revision to the delivery schedule for our 747-8F aircraft, as well as the continuing decline in value of the 747-200 aircraft. Based on these factors, we made a decision in 2009 to permanently park one 747-200 aircraft in late 2009 and one additional aircraft in 2010. We recorded an impairment charge of $8.2 million to write down the 747-200 fleet, as well as the related engines, rotable inventory and other equipment to their estimated fair values. The remaining 747-200 aircraft are being depreciated over their adjusted remaining useful lives, which are estimated to be less than two years.

2008 Impairment

Triggering Events in 2008 resulted from the weak revenue environment due to a lack of a 2008 holiday peak season, lower future revenue projections and excess capacity in the 747-200 market. Based on these factors, we made a decision in the fourth quarter of 2008 to permanently park nine 747-200s and reduce capacity. We permanently parked seven 747-200 aircraft in 2008 with two more parked in early 2009. We recorded an impairment charge of $69.1 million to write down the 747-200 fleet, as well as the related engines, rotable inventory and other equipment to their estimated fair values.

As part of these capacity reductions in 2008, we terminated three capital leases by purchasing the 747-200 aircraft and engines from the lessors, thereby terminating the lease obligations and return condition liabilities. The aggregate purchase price for the three aircraft was approximately $21.2 million. We determined that purchasing the aircraft was a more cost effective approach as opposed to returning the aircraft and paying return conditions. The acquired aircraft were subsequently written down to fair value and have been used for spare parts to support the remaining 747-200 fleet.

In addition, we incurred special charges related to the termination of a 747-200 aircraft operating lease, a write down of excess expendable 747-200 inventory, employee termination costs and the termination of two maintenance contracts for 747-200 engines. The following table summarizes the Special charge in 2008:

Fleet and inventory impairment	$69,124
Contract termination	14,544
Net realizable value adjustments and excess inventory	4,663
Lease termination	2,030
Employee terminations	806

Special charge	$91,167

6.	Property and Equipment, net

Depreciation expense, including the amortization of capital leases, related to property and equipment was $34.1 million in 2010, $33.1 million in 2009 and $38.9 million in 2008.

On December 23, 2010, we purchased the owner participant interest in aircraft tail number N499MC for $21.5 million and consolidated the trust, which is the beneficial owner of the aircraft. Previously, we leased

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the aircraft under an operating lease. As a result of the consolidation, we recorded the aircraft at its fair value of $69.7 million, the debt at fair value of $59.8 million and an intangible of $8.2 million representing the difference between the fair value of the assets acquired and the liabilities assumed, which will be amortized using the effective interest method over the remaining eight-year term of the debt.

In 2009, we sold aircraft tail number N920 FT and seven engines for $3.5 million and recorded a gain of approximately $1.0 million.

In 2008, one of our 747-200 aircraft (tail number N527MC) sustained hull damage due to improper shipper packaging of a load while on a short-term ACMI contract. The plane landed safely but, as a result of this incident, the airframe was damaged beyond economic repair. We received a $5.9 million insurance settlement. Since the settlement proceeds exceeded the net book value of the airframe after salvaging certain rotable parts, we recorded a gain of $2.7 million in 2008.

7.	Intangibles Assets, Net

The following table presents our intangible assets, net as of December 31:

	2010	2009

Fair value adjustment on operating leases	$45,531	$45,048
Lease intangible	8,166	—
Customer relationship	2,164	2,164
Less: accumulated amortization	(13,234)	(10,562)

	$42,627	$36,650

Fair value adjustment on operating leases represents the capitalized discount recorded to adjust leases of our 747-400 aircraft to fair market value with the application of fresh-start accounting in 2004. The lease intangible resulted from the acquisition of the owner participant interest in aircraft N499MC (see Note 6). The customer relationship intangible asset resulted from the consolidation of GSS in 2009 (see Note 4).

Amortization expense related to intangible assets amounted to $2.7 million in 2010, $2.6 million in 2009 and $1.8 million in 2008.

The estimated future amortization expense of intangible assets as of December 31, 2010 is as follows:

2011	$3,749
2012	3,724
2013	3,532
2014	3,327
2015	3,106
Thereafter	25,189

Total	$42,627

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2010	2009

Maintenance	$57,552	$34,029
Salaries, wages and benefits	33,542	30,877
Aircraft fuel	17,710	12,656
Other	41,088	30,345

Accrued liabilities	$149,892	$107,907

9.	Debt

Our debt obligations, as of December 31, were:

	2010	2009

1998 EETCs	$145,012	$159,215
1999 EETCs	159,043	107,245
2000 EETCs	58,485	61,341
PDP financing	46,871	153,799
Term loans	77,822	83,910

Total debt	487,233	565,510
Less current portion of debt	(96,197)	(38,830)

Long-term debt	$391,036	$526,680

At December 31, 2010 and 2009, we had $57.0 million and $61.8 million, respectively, of unamortized discount related to the fair market value adjustments recorded against debt upon application of fresh-start accounting in 2004.

Description of our Debt Obligations

Many of our financing instruments contain certain limitations on our ability to, among other things, pay dividends or make certain other restricted payments, consummate certain asset sales, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

Leveraged Lease Structure

In three separate transactions in 1998, 1999 and 2000, we issued enhanced equipment trust certificates (“EETCs”) to finance the acquisition of twelve 747-400F aircraft, five of which are financed as leveraged leases. In a leveraged lease, the owner trustee is the owner of record for the aircraft. Wells Fargo Bank Northwest, National Association (“Wells Fargo”) serves as the owner trustee with respect to the leveraged leases in each of our EETC transactions. As the owner trustee of the aircraft, Wells Fargo serves as the lessor of the aircraft under the EETC lease between us and the owner trustee. Wells Fargo also serves as trustee for the beneficial owner of the aircraft, the owner participant. The original owner participant for each aircraft invested (on an equity basis) approximately 20% of the original cost of the aircraft. The remaining approximately 80% of the aircraft cost was financed with debt issued by the owner trustee on a non-recourse basis in the form of equipment notes.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The equipment notes were generally issued in three series for each aircraft, designated as Series A, B and C equipment notes. The loans evidenced by the equipment notes were funded by the public offering of EETCs. Like the equipment notes, the EETCs were issued in three series for each EETC transaction designated as Series A, B and C EETCs. Each class of EETCs was issued by the trustee for separate Atlas pass through trusts with the same designation as the class of EETCs issued. Each of these pass through trustees is also the holder and beneficial owner of the equipment notes bearing the same class designation.

With respect to the seven EETC-financed aircraft that are currently owned by us, there is no leveraged lease structure or EETC lease. We are the beneficial owner of the aircraft and the issuer of the equipment notes with respect thereto. The equipment notes issued with respect to the owned aircraft are with full recourse to us.

We could be subject to additional monthly lease rentals (“AMLR”), which could require payment of up to an additional $0.1 million per month in rent on each of the five leased EETC aircraft, subject to an $11.0 million per aircraft limit over the remaining term. The AMLR payments would be applied to the underlying notes in the leveraged leases, and would only arise if we exceed certain financial targets and if it is determined that the then fair market monthly rental for the aircraft exceeds $0.8 million. We have not made any AMLR payments and do not anticipate making any AMLR payments in 2011. We perform this test annually in the second quarter.

2000 EETCs

In 2000, we completed an offering of $217.3 million of EETCs (the “2000 EETCs”). The cash proceeds from the 2000 EETCs were used to finance (through two leveraged lease transactions) two 747-400F freighter aircraft. After the financing, we completed a sale-leaseback transaction on both aircraft and issued a guarantee to the owner participant of one of the aircraft. In connection with this secured debt financing, we executed equipment notes with original interest rates ranging from 8.71% to 9.70%, with a weighted average interest rate of 8.93% payable monthly.

The current balance relates to aircraft N409MC. As a result of fresh-start accounting, we have a blended effective interest rate of 11.31%. According to the terms of the equipment notes, principal payments vary and are payable through 2021.

1999 EETCs

In 1999, we completed an offering of $543.6 million of EETCs (the “1999 EETCs”). The cash proceeds from the 1999 EETCs were used to finance five 747-400F aircraft, two of which are leased by us pursuant to leveraged leases and three of which are owned. On December 23, 2010, we purchased the owner participant interest in the leveraged lease for aircraft tail number N499MC and consolidated the trust, which is the beneficial owner of the aircraft. We recorded $59.8 million as the fair value of the debt acquired (see Note 6). As of December 31, 2010, the outstanding balance of the 1999 EETCs related to three owned 747-400F aircraft (tail numbers N495MC, N496MC and N499MC). As of December 31, 2009, the outstanding balance of the 1999 EETCs related to two owned 747-400F aircraft (tail numbers N495MC and N496MC). In connection with this secured debt financing, we executed equipment notes with original interest rates ranging from 6.88% to 8.77%, with a weighted average interest rate of 7.52% payable monthly.

In connection with this aircraft debt and as a result of fresh-start accounting, we have a blended effective interest rate of 13.94%. According to the terms of the equipment notes, principal payments vary and are payable monthly through 2020.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1998 EETCs

In 1998, we completed an offering of $538.9 million of EETCs (the “1998 EETCs”). The cash proceeds from the 1998 EETCs were used to finance five 747-400F aircraft, two of which are leased by us pursuant to leveraged leases and three of which are owned. As of December 31, 2010 and 2009, the outstanding balance of the 1998 EETCs related to three owned 747-400F aircraft (tail numbers N491MC, N493MC and N494MC). In connection with this secured debt financing, we executed equipment notes with original interest rates ranging from 7.38% to 8.01%, with a weighted average interest rate of 7.54% payable monthly.

In connection with the restructuring of this aircraft debt, we acquired aircraft N491MC and N493MC. As a result of fresh-start accounting, we have a blended effective interest rate of 13.89% for aircraft tail number N491MC and 13.72% for aircraft tail number N493MC. Aircraft tail number N494MC was acquired in 1998 and has a weighted average interest rate of 7.54%. According to the terms of the equipment notes relating to all three aircraft, principal payments vary and are payable monthly through 2020.

PDP Financing

In 2008, we entered into a $270.3 million pre-delivery deposit financing facility (the “2008 PDP Facility”), which was intended to fund a portion of Atlas’ pre-delivery deposit obligations in respect of the first five aircraft to be delivered to us under its purchase agreement with The Boeing Company (“Boeing”) providing for the purchase by us of 12 747-8F aircraft (the “Boeing 747-8F Agreement”).

The 2008 PDP Facility was comprised of five separate tranches and is secured by certain of our rights in, and to, the Boeing 747-8F Agreement, but only to the extent related to the first five aircraft scheduled to be delivered thereunder (aircraft tail numbers 856, 857, 858, 859 and 861). In the case of a continuing event of default by us, the lenders will have certain rights to assume our position and accept delivery of the related aircraft. Each tranche relating to each aircraft will become due on the earlier of (a) the date the aircraft is delivered or (b) up to nine months following the last day of the scheduled delivery month, depending on the cause of the delivery delay.

In 2009, concurrent with a change in the 747-8F aircraft delivery schedule (see Note 10), Boeing returned $62.9 million representing the financed portion of the pre-delivery deposits for two of our ordered 747-8F aircraft and the proceeds were used to pay down the PDP Financing Facility. The size and availability under the PDP Financing Facility were reduced to reflect the removal of these two aircraft from the facility and repayment of the monies advanced against these two aircraft.

Funds available under the 2008 PDP Facility are subject to commitment fees, and funds drawn under the facility bear interest at LIBOR plus a margin and are paid monthly. The weighted average interest rate under the PDP Financing Facility was 2.13% in 2010 and 1.82% in 2009. The rate as of December 31, 2010 and 2009 was 1.96% and 1.51%, respectively. The PDP Financing Facility is guaranteed by AAWW and is subject to typical and customary events of default. As of December 31, 2010, we had outstanding borrowings of $46.9 million under the 2008 PDP Facility, which were fully drawn.

In 2010, we entered into a $125.6 million revolving pre-delivery deposit financing facility (the “2010 PDP Facility”). The 2010 PDP Facility is intended to fund a portion of our obligations to make pre-delivery deposits for the latter nine of our 747-8F aircraft order (the “PDP Aircraft”). With this transaction and the 2008 PDP Facility, we have arranged pre-delivery deposit financing for all 12 of the aircraft for which we are required to make pre-delivery deposits pursuant to the Boeing 747-8F Agreement.

The 2010 PDP Facility is comprised of nine separate tranches, each corresponding to one of the PDP Aircraft. It is structured as a revolving credit facility under which we may have outstanding a maximum of $125.6 million. It is secured by certain of our rights in and to the Boeing 747-8F Agreement and four General Electric CF6-80 engines owned by us. In connection with entering into the 2010 PDP Facility, we have agreed

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to pay customary commitment and other fees. Drawings made under the 2010 PDP Facility will accrue interest, at a variable rate based on LIBOR plus a margin. The 2010 PDP Facility contains customary covenants, events of default and is guaranteed by AAWW. Upon the occurrence and during the continuance of an event of default, the outstanding obligations under the 2010 PDP Facility may be accelerated and become due and payable immediately. In connection with the 2010 PDP Facility, the 2008 PDP Facility was amended such that both facilities are cross-defaulted to and cross-collateralized with each other.

The aggregate availability under the 2010 PDP Facility will be reduced to the lesser of $125.6 million and the sum of the remaining scheduled drawings. Each tranche of the 2010 PDP Facility will mature on the earlier to occur of: (a) the delivery date of the related PDP Aircraft and (b) up to nine months after the last day of the scheduled delivery month for the related PDP Aircraft. At maturity of each tranche, we are required to pay principal in an amount equal to the drawings made for the pre-delivery deposits for the related PDP Aircraft, in addition to any accrued and unpaid interest thereon. The 2010 PDP Facility has unused availability of $125.6 million.

Term Loans

In 2008, we entered into a $58.4 million, five-year term loan agreement secured by aircraft tail number N419MC and a $41.6 million, five-year term loan agreement secured by aircraft tail number N429MC. Funds available under the loan agreements are subject to certain up-front and commitment fees, and funds drawn under the loan agreements bear interest at LIBOR, plus a margin. Payment of principal and interest are paid quarterly in arrears. The facilities are guaranteed by us and are subject to typical and customary events of default. The weighted average interest rate under these loans was 2.64% in 2010 and 3.23% in 2009. The interest rate was 2.55% as of December 31, 2010 and 2.52% as of December 31, 2009. The interest rate is based on LIBOR plus a margin.

In 2010, we entered into a term loan commitment in the amount of $120.3 million for a period of twelve years (the “2010 Term Loan”). The 2010 Term Loan, when drawn, will be secured by a mortgage on a future 747-8F aircraft delivery. In connection with entering into the 2010 Term Loan, we have agreed to pay usual and customary commitment and other fees. Drawings made under the 2010 Term Loan will accrue interest at a fixed rate, payable quarterly. The 2010 Term Loan contains customary covenants and events of default. Upon the occurrence and during the continuance of an event of default, the 2010 Term Loan is cross-defaulted to our pre-delivery deposit payment financing facilities.

In 2010, we entered into a term loan in the amount of $8.1 million for a period of 50 months secured by a mortgage on a 757-200SF (aircraft tail number B-2808). In connection with entering into the term loan, we have agreed to pay usual and customary commitment and other fees. The balance outstanding under the term loan will accrue interest at a fixed interest rate of 4.33%, with principal and interest payable quarterly. The term loan contains customary covenants and events of default. The term loan is not cross-defaulted to any of our other debt facilities.

Other Debt

Other debt consisted of various aircraft related term loans, which we prepaid in 2009 at a discount. As a result of this prepayment, we recorded a gain on early extinguishment of debt of $2.7 million, which was included in Non-operating Expenses / (Income).

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Cash Payments for Debt

The following table summarizes the cash required to be paid by year and the carrying value of our debt reflecting the terms that were in effect as of December 31, 2010:

2011	$101,291
2012	58,665
2013	86,642
2014	49,972
2015	45,071
Thereafter	202,578

Total debt cash payments	544,219
Less: fair value debt discount	(56,986)

Debt	$487,233

10.	Leases and Aircraft Purchase Commitments

Aircraft, Real Estate and Operating Leases

The following table summarizes rental expenses in:

	2010	2009	2008

Aircraft	$154,646	$151,080	$157,063
Offices, vehicles and other	$8,487	$9,890	$11,762

As of December 31, 2010, 13 of our 29 operating aircraft were leased, all of which were operating leases with initial lease term expiration dates ranging from 2020 to 2025, with an average remaining lease term of 11.2 years. Certain of our operating leases contain renewal options and escalations. We record rent expense on a straight-line basis over the lease term. In addition, we lease engines under short-term lease agreements on an as-needed basis.

Aircraft Purchase Commitments

In 2006, we entered into the Boeing 747-8F Agreement with Boeing providing for our purchase of 12 747-8F aircraft. The Boeing 747-8F Agreement provided for deliveries of the aircraft to begin in 2010, with all 12 deliveries originally contractually scheduled for delivery by the end of 2011. In addition, the Boeing 747-8F Agreement provides us with rights to purchase up to an additional 14 747-8F aircraft, of which one is being held under option with a designated delivery month. In 2009, Boeing announced a delay and proposed a new delivery schedule for our deliveries.

In March 2010, we entered into an agreement with Boeing to reschedule the delivery of our 747-8F aircraft and option aircraft under the Boeing 747-8F Agreement with the first delivery occurring in early 2011. Expenditures, as well as estimated amounts for contractual price escalations and advance payments, are $905.6 million in 2011, $546.0 million in 2012 and $196.9 million in 2013.

In September 2010, Boeing announced a further delay and proposed a new delivery schedule for certain of our deliveries. Boeing has agreed with us to suspend payments for the delayed aircraft under the above agreement until a revised delivery and payment schedule has been agreed upon.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our aircraft and spare engine purchase commitments, based on the unadjusted schedule, and the minimum annual rental commitments as of the periods indicated under non-cancelable aircraft, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of December 31, 2010:

	Aircraft	Aircraft	Other
	Purchase	Operating	Operating
	Commitments	Leases	Leases	Total

2011	$950,706	$133,517	$5,411	$1,089,634
2012	562,603	133,517	2,259	698,379
2013	196,853	132,773	502	330,128
2014	—	131,309	357	131,666
2015	—	131,309	102	131,411
Thereafter	—	989,466	—	989,466

Total minimum lease payments	$1,710,162	$1,651,891	$8,631	$3,370,684

As discussed in Note 3, Polar Dry Leases aircraft from Old Polar that are leased from a third party and are included in the table above under aircraft operating leases. The following table summarizes the contractual amount of minimum Dry Lease income under these non-cancelable aircraft Dry Leases, reflecting the terms that were in effect as of December 31, 2010:

Dry Lease
Income

2011	$63,360
2012	63,360
2013	63,360
2014	63,360
2015	63,360
Thereafter	179,520

$496,320

Guarantees and Indemnifications

In the ordinary course of business, we enter into numerous real estate leasing, equipment and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, we typically indemnify the lessors and any financing parties against tort liabilities that arise out of the use, occupancy, manufacture, design, operation or maintenance of the leased premises or financed aircraft, regardless of whether these liabilities (or taxes) relate to the negligence of the indemnified parties. Currently, we believe that any future payments required under many of these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). However, payments under certain tax indemnities related to certain of our financing arrangements, if applicable, could be material, and would not be covered by insurance. Certain leased premises, such as maintenance and storage facilities, typically include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premise. We also provide standard indemnification agreements to officers and directors in the ordinary course of business.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financings and Guarantees

Our financing arrangements typically contain a withholding tax provision that requires us to pay additional amounts to the applicable lender or other financing party, if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.

These increased costs and withholding tax provisions continue for the entire term of the applicable transaction and there is no limitation in the maximum additional amount we could be required to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default and, in a secured financing transaction, would entitle the lender to foreclose upon the collateral to realize the amount due.

11.	Income Taxes

The significant components of the provision for income taxes are as follows:

	2010	2009	2008

Current:
Federal	$26,710	$80	$(190)
State and local	482	150	—
Foreign	—	40	—

Total current expense	27,192	270	(190)

Deferred:
Federal	57,365	45,547	45,990
State and local	(391)	2,555	4,058
Foreign	5,988	(432)	342

Total deferred expense	62,962	47,670	50,390

Total income tax expense	$90,154	$47,940	$50,200

The domestic and foreign earnings (loss) before income taxes are as follows:

	2010	2009	2008

United States	$229,585	$132,275	$111,787
Foreign	3,525	(8,179)	(1,566)

	$233,110	$124,096	$110,221

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of differences between the U.S. federal statutory income tax rate and the effective income tax rates for the periods defined below is as follows:

	2010	2009	2008

U.S. federal statutory tax	35.0%	35.0%	35.0%
State and local taxes based on income, net of federal benefit	1.5%	2.0%	2.0%
Non-deductible legal settlements	2.5%	0.0%	0.0%
Other expenses not deductible for tax purposes	0.5%	1.3%	0.9%
Change in valuation allowance	0.0%	0.4%	6.9%
Recovery of tax basis in foreign subsidiary	0.0%	(1.2)%	0.0%
Tax rates for foreign subsidiaries in relation to U.S. tax rate	0.3%	1.3%	0.0%
Other	(1.1)%	(0.2)%	0.7%

Effective income tax rate	38.7%	38.6%	45.5%

The change in the effective tax rate from 2009 to 2010 was primarily due to the non-deductible litigation settlement payment offset by certain tax items related to our foreign subsidiaries. The change in the effective tax rate from 2008 to 2009 was primarily due to the deconsolidation of Polar and the valuation allowance recorded against the tax benefit of Polar’s pretax loss in 2008.

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The net deferred tax asset (liability) was comprised of the following as of December 31:

	Assets (Liabilities)
	2010		2009
	Current	Noncurrent	Current	Noncurrent

Net operating loss carryforwards and credits	$—	$102,979	$4,391	$105,692
Maintenance expense	(257)	976	(387)	1,780
Accrued expenses	4,815		5,105	—
Fixed assets	—	(172,122)	—	(149,499)
Aircraft leases	—	8,404	—	8,456
Acquisition of EETC debt	—	(7,885)	—	(1,326)
Revaluation of debt	—	(2,720)	—	(2,535)
Stock-based compensation	—	5,613	—	7,129
Equity investments in affiliates	—	211	—	215
Other	1,516	6,531	1,293	5,126
Valuation allowance	(2,695)	(45,137)	(4,040)	(48,484)

	$3,379	$(103,150)	$6,362	$(73,446)

As of December 31, 2010 and 2009, we had U.S. federal tax net operating losses (“NOLs”) of approximately $148.6 million and $152.5 million, respectively, net of unrecognized tax benefits and valuation allowances, which will expire through 2026, if not utilized. We had U.S. federal tax credits of zero and $1.8 million as of December 31, 2010 and 2009, respectively. Additionally, as of December 31, 2010 and 2009, we had foreign NOLs for Hong Kong of approximately $6.4 million and $9.6 million, respectively. We had foreign NOLs for the UK of approximately $0.2 million and $4.6 million as of December 31, 2010 and 2009, respectively.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change”. A reorganization in 2004 and an offering of our stock in 2009 constituted ownership changes. Accordingly, the use of our NOLs generated prior to these ownership changes is subject to overall annual limitations. If certain substantial changes in our ownership occur prospectively, there could be an additional annual limitation on the amount of utilizable carryforwards. Certain tax attributes, including NOLs, reflected on our federal income tax returns, as filed, differ significantly from those reflected in the Financial Statements. In 2009 and 2010, some of those attributes were utilized and a related liability was accrued.

On each reporting date, management assesses whether we are more likely than not to realize some or all of our deferred tax assets. After our assessment, we recorded a full valuation allowance against $47.8 million of our deferred tax assets as of December 31, 2010. This amount decreased by $4.7 million from the 2009 balance of $52.5 million. The valuation allowance is primarily attributable to the ownership change under Section 382.

A reconciliation of the beginning and ending unrecognized income tax benefits is as follows for:

	2010	2009	2008

Beginning balance	$77,678	$74,937	$74,338
Additions for tax positions related to the current year	484	1,190	1,829
Additions for tax positions related to prior years	—	2,444	657
Reductions for tax positions related to prior years	(2,481)	(893)	(1,887)

Ending balance	$75,681	$77,678	$74,937

If recognized, $74.3 million of the unrecognized income tax benefits of $75.7 million as of December, 31 2010, would impact the effective income tax rate. We will maintain a liability for unrecognized income tax benefits until these uncertain positions are reviewed and resolved or until the expiration of the applicable statute of limitations, if earlier.

Our policy is to record tax-related interest expense and penalties, if applicable, as a component of income tax expense. In 2010 and 2009, we recorded tax-related interest expense of $1.2 million and $0.1 million, respectively. As of December 31, 2010 and December 31, 2009, the cumulative liability for tax-related interest was $1.3 million and $0.1 million, respectively. We have not recorded any liability for tax-related penalties, and the tax authorities historically have not assessed tax-related penalties against us.

Management does not anticipate that its unrecognized income tax benefits will increase or decrease by a material amount during 2011.

For U.S. federal income tax purposes, the 2007 through 2009 income tax returns remain subject to examination. No federal or state income tax examinations are in process.

In Hong Kong, the 2001 through 2008 income tax returns are under examination for Atlas, the 2003 through 2008 income tax returns are under examination for Old Polar, and the 2007 income tax return is under examination for Polar. No assessment of additional income taxes has been proposed or discussed with respect to the ongoing examinations in Hong Kong.

12.	Long-Term Investments and Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Inputs used to measure fair value are classified in the following hierarchy:

Level 1 Unadjusted quoted prices in active markets for identical assets or liabilities;

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2	Other inputs that are observable directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, or inactive quoted prices for identical assets or liabilities in inactive markets;

Level 3	Unobservable inputs reflecting assumptions about the inputs used in pricing the asset or liability.

We endeavor to utilize the best available information in measuring fair value.

We maintain Cash and cash equivalents and Short-term investments, which include cash on hand, demand deposits, other cash investments that are highly liquid in nature and have original maturities of three months or less at acquisition, certificates of deposit, current portion of debt securities and money market funds. The carrying value for Cash and cash equivalents and Short-term investments is based on cost, which approximates fair value, except for the current portion of our investment in the Reserve Primary Fund (the “Primary Fund”), which was based on the methodology described below.

We adjusted our fair value measurement of the Reserve Primary Fund, as of December 31, 2009, by reducing the value of the fund by an estimate of the losses incurred by the Reserve Primary Fund related to our holdings in Lehman Brothers Holdings, Inc. We collected our outstanding investment in the Primary Fund in 2010.

Long-term investments consist of debt securities for which we have both the ability and the intent to hold until maturity. These investments are classified as held-to-maturity and reported at amortized cost. The fair value of our Long-term investments was based on a discounted cash flow analysis using the contractual cash flows of the investments and a discount rate derived from unadjusted quoted interest rates for debt securities of comparable risk. Such debt securities represent investments in Pass-Through Trust Certificates related to EETCs issued by Atlas in 1998, 1999 and 2000. Interest on debt securities and accretion of discounts using the effective interest method are included in Interest income.

The fair value of our EETCs was estimated based on Level 3 inputs. We obtained Level 2 inputs of quoted market prices of our equipment notes and used them as a basis for valuing the EETCs.

The fair value of our 2008 PDP Facility and term loans was based on a discounted cash flow analysis and current borrowing rates for instruments with similar terms.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	December 31, 2010
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$588,852	$588,852	$588,852	$—	$—
Short-term investments	6,211	6,211	—	—	6,211
Long-term investments	127,094	157,787	—	—	157,787

	$722,157	$752,850	$588,852	$—	$163,998

Liabilities
1998 EETCs	$145,012	$164,379	$—	$—	$164,379
1999 EETCs	159,043	171,478	—	—	171,478
2000 EETCs	58,485	65,230	—	—	65,230
2008 PDP Facility	46,871	46,861	—	—	46,861
Term loans	77,822	79,198	—	—	79,198

	$487,233	$527,146	$—	$—	$527,146

	December 31, 2009
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$613,740	$613,740	$613,740	$—	$—
Short-term investments	22,598	22,598	20,000	—	2,598
Long-term investments	18,980	30,026	—	—	30,026

	$655,318	$666,364	$633,740	$—	$32,624

Liabilities
1998 EETCs	$159,215	$155,555	$—	$—	$155,555
1999 EETCs	107,245	109,197	—	—	109,197
2000 EETCs	61,341	60,651	—	—	60,651
2008 PDP Facility	153,799	153,882	—	—	153,882
Term loans	83,910	86,028	—	—	86,028

	$565,510	$565,313	$—	$—	$565,313

The following table presents the carrying value, gross unrealized gains and fair value of our long-term investments by contractual maturity:

	December 31, 2010			December 31, 2009
		Gross Unrealized			Gross Unrealized
	Carrying Value	Gains	Fair Value	Carrying Value	Gains	Fair Value

Debt securities
Due after five but within ten years	$73,356	$18,363	$91,719	$2,659	$2,128	$4,787
Due after ten years	53,738	12,330	66,068	16,321	8,918	25,239

Total	$127,094	$30,693	$157,787	$18,980	$11,046	$30,026

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Segment Reporting

We have the following reportable segments: ACMI, AMC Charter, Commercial Charter and Dry Leasing. We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct ownership costs. Direct Contribution consists of Income before income taxes and excludes: special charges, nonrecurring items, gains on the disposal of equipment, unallocated revenue and unallocated fixed costs. Direct ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt, interest income on debt securities and aircraft depreciation. Unallocated income and expenses include corporate overhead, non-aircraft depreciation, interest income, foreign exchange gains and losses, other revenue and other non-operating costs, including one-time items. Management uses Direct Contribution to measure segment profitability as it shows each segment’s contribution to unallocated fixed costs. Each segment has different operating and economic characteristics that are separately reviewed by our senior management.

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

The AMC Charter segment provides full-planeload charter flights to the U.S. Military. In addition, we also earn commissions on subcontracting certain flying of oversized cargo, or in connection with flying cargo into areas of military conflict where we cannot perform these services on our own. Revenue from the AMC Charter business is typically derived from one-year contracts on a cost-plus basis with the AMC. Our current AMC contract runs from January 1, 2011 through December 31, 2011. The AMC Charter business is similar to the Commercial Charter business in that we are responsible for the direct operating costs of the aircraft. However, in the case of AMC operations, the price paid for fuel consumed during AMC flights is fixed by the U.S. Military. We receive reimbursement from the AMC each month if the price of fuel paid by us to vendors for AMC missions exceeds the fixed price. Alternatively, if the price of fuel paid by us is less than the fixed price, we pay the difference to the AMC each month.

The Commercial Charter segment provides aircraft charters to freight forwarders, airlines and other air cargo customers. Charters are often paid in advance and we typically bear the direct operating costs.

The Dry Leasing segment provides for the leasing of aircraft and engines to customers.

Other represents revenue for services that are not allocated to any segment, which includes administrative and management support services, flight simulator training and the one-time termination fee from DHL in 2009 (see Note 3).

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth revenue and Direct Contribution for our reportable business segments reconciled to Operating Income and Income before Income Taxes:

	2010	2009	2008
	Segment	Segment		Express
	Revenue per	Revenue per	Revenue per	Network
	Financial	Financial	Financial	ACMI	Segment
	Statements	Statements	Statements	Revenue	Revenue

Revenue:
ACMI	$543,853	$482,231	$358,234	$36,269	$394,503
AMC Charter	388,994	328,990	425,814	—	425,814
Commercial Charter	384,440	215,127	127,325	—	127,325
Dry Leasing	7,178	12,799	48,770	—	48,770
Scheduled Service	—	—	645,283	(36,269)	609,014
Other	13,309	22,399	2,056	—	2,056

Total Operating Revenue	$1,337,774	$1,061,546	$1,607,482	$—	$1,607,482

	2010	2009	2008

Direct Contribution:
ACMI	$127,679	$90,686	$75,072
AMC Charter	111,091	93,884	106,772
Commercial Charter	111,717	39,790	9,727
Dry Leasing	4,643	1,051	14,167
Scheduled Service	—	—	(49,627)

Total Direct Contribution for Reportable Segments	355,130	225,411	156,111
Add back (subtract):
Unallocated income and expenses	(125,621)	(96,878)	(102,842)
Gain on early extinguishment of debt	—	2,713	—
Gain on consolidation of subsidiary	—	113	—
Gain on issuance of subsidiary stock	—	—	153,579
One-time maintenance charge	—	—	(8,186)
Special charge	—	(8,216)	(91,167)
Gain on sale of aircraft	3,601	953	2,726

Income before Income Taxes	233,110	124,096	110,221

Add back (subtract):
Interest income	(19,663)	(3,014)	(12,778)
Interest expense	40,034	44,731	49,986
Capitalized interest	(16,373)	(12,215)	(11,282)
Gain on early extinguishment of debt	—	(2,713)	—
Gain on consolidation of subsidiary	—	(113)	—
Gain on issuance of subsidiary stock	—	—	(153,579)
Other (Income) Expense, net	(9,222)	(765)	5,285

Operating Income / (Loss)	$227,886	$150,007	$(12,147)

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008

Depreciation and amortization expense:
ACMI	$15,087	$15,895	$13,602
AMC Charter	8,597	8,670	8,451
Commercial Charter	5,791	4,028	2,437
Dry Leasing	742	694	4,463
Scheduled Service	—	—	6,813
Unallocated	4,136	3,787	3,180

Total Depreciation and Amortization	$34,353	$33,074	$38,946

In 2008, we attributed operating revenue for Scheduled Service by geographic region based upon the origin of each flight segment. We did not operate Scheduled Service in 2010 or 2009. For the other segments, operating revenue is recognized based on Block Hours flown and not point of origin. Therefore, revenue by geographic region cannot be determined.

2008

Scheduled Service revenue by geographic region:
Asia	$297,485
North America	188,077
Europe	57,146
Japan	25,939
South America	40,367

Total Scheduled Service revenue	$609,014

14.	Labor and Legal Proceedings

Labor

Crewmembers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represented approximately 51.5% of our workforce as of December 31, 2010. We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of our employees.

The Atlas collective bargaining agreement became amendable in 2006. The Polar collective bargaining agreement became amendable in 2007. While both units have filed Railway Labor Act “Section 6” notices to begin negotiations for amended agreements, those negotiations have been placed on hold in favor of completing the merger of the two crew forces. In 2004, we initiated steps to merge the represented crewmember bargaining units of Atlas and Polar. The respective collective bargaining agreements provide for a seniority integration process and the negotiation of a single collective bargaining agreement (“SCBA”). This seniority list integration process was completed in 2006.

We received the integrated seniority lists and the parties are in negotiations for a SCBA. In accordance with both the Atlas and Polar contracts, if any open contract issues remain after nine months of bargaining from the date the integrated seniority lists were tendered to us, those issues are to be resolved by final and binding interest arbitration. This period of bargaining was extended by mutual agreement of the parties. We have continued to negotiate with the IBT, reached a tentative agreement on many outstanding issues and an

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arbitrator was assigned for the remaining unresolved sections. The arbitration hearings concluded in December 2010 with a decision expected during 2011.

In 2009, the IBT was certified as the collective bargaining representative of the dispatchers employed by Atlas and Polar. Formal negotiations began in 2009 between the IBT and us regarding the first collective bargaining agreement for the dispatchers. Other than the crewmembers and dispatchers, there are no other Atlas or Polar employees represented by a union.

Legal Proceedings

Department of Justice Investigation and Related Litigation

In 2010, Old Polar entered into a plea agreement with the United States Department of Justice (the “DOJ”) relating to the previously disclosed DOJ investigation concerning alleged manipulation by cargo carriers of fuel surcharges and other rate components for air cargo services (the “DOJ Investigation”). Under the terms of the agreement, Old Polar will pay a fine of $17.4 million, payable in five annual installments. The fine relates to an alleged agreement by Old Polar with respect to fuel surcharges on cargo shipped from the United States to Australia during the time period from January 2000 through April 2003. During 2010, we recorded a $17.4 million provision for this matter. The United States District Court for the District of Columbia held a hearing on the plea on November 15, 2010. The court accepted the plea and judgment was entered the following day, finalizing the plea agreement, in the amount of $17.4 million as agreed.

As a result of the DOJ Investigation, the Company and Old Polar have been named defendants, along with a number of other cargo carriers, in several class actions in the United States arising from allegations about the pricing practices of a number of air cargo carriers that have now been consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company and Old Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges, in violation of United States, state, and European Union antitrust laws. The suit seeks treble damages and injunctive relief. The defendants moved to dismiss the consolidated complaint, and on September 26, 2008, the Magistrate Judge who heard the motion to dismiss issued a decision recommending that the Federal District Court Judge grant the defendants’ motion to dismiss. The Magistrate Judge recommended that plaintiffs’ claims based on the United States antitrust laws be dismissed without prejudice so that plaintiffs have an opportunity to cure the defects in their complaint by pleading more specific facts, if they have any, relevant to their federal claims. The Magistrate Judge recommended that the plaintiffs’ claims based on state and European Union laws be dismissed with prejudice. Both plaintiffs and defendants objected to portions of the Magistrate Judge’s Report and Recommendation. In 2009, the Federal District Court Judge issued an opinion and order, accepting the Magistrate Judge’s Report and Recommendation, except for the Magistrate Judge’s recommendation that the complaint be dismissed in its entirety, instead maintaining the claims under the United States antitrust laws on the grounds that the consolidated complaint was sufficiently detailed to withstand a motion to dismiss. Old Polar and the other defendants moved for reconsideration of that portion of the Federal District Court Judge’s decision which motion was denied on March 22, 2010. Pre-trial discovery has begun; the Magistrate Judge, however, recently granted a DOJ motion to intervene and stay much of the pre-trial discovery until March 15, 2011. By such time, the DOJ has indicated that it will have concluded its investigation. We are unable to reasonably predict the outcome of this litigation.

In 2007, the Company and Old Polar commenced an adversary proceeding in bankruptcy court against each of the plaintiffs in this class action litigation seeking to enjoin the plaintiffs from prosecuting claims against the Company and Old Polar that arose prior to 2004, the date on which the Company and Old Polar emerged from bankruptcy. In 2007, the plaintiffs consented to the injunctive relief requested and the bankruptcy court entered an order enjoining plaintiffs from prosecuting Company claims arising prior to 2004.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company, Old Polar and a number of other cargo carriers have also been named as defendants in civil class action suits in the provinces of British Columbia, Ontario and Quebec, Canada that are substantially similar to the class action suits in the United States. The plaintiffs in the British Columbia case have indicated they do not intend to pursue their lawsuit against the Company and Old Polar. We are unable to reasonably predict the outcome of the litigation in Ontario and Quebec.

If the Company or Old Polar were to incur an unfavorable outcome in connection with one or more of the matters described above, such outcome is not expected to materially affect our business, financial condition, results of operations, and/or cash flows.

Korean Fair Trade Commission Inquiry

In 2008, both Polar and Old Polar received a written inquiry from the Korean Fair Trade Commission (the “KFTC”) seeking data and other information in support of a broad investigation it is conducting into possible anti-competitive behavior relating to international airfreight transportation services for which Korea is either the freight origin or destination.

In 2009, following a lengthy internal investigation, the KFTC issued a complaint against 26 airlines alleging anti-competitive behavior relating to international air freight transportation services to and from Korea from January 1, 2000 through June 24, 2007. Old Polar was among those entities named in the complaint. As it pertains to Old Polar, the complaint alleges that carrier cooperation in setting Hong Kong-Korea fuel and security surcharges at the direction of the Hong Kong Civil Aviation Department and pursuant to the Hong Kong-Korea air transport agreement violated Korean competition law. The KFTC accepted responsive submissions and held an oral hearing on May 18, 2010. Thereafter, on May 28, 2010, the KFTC announced its decision to impose civil penalties on most of the respondents, including one in the amount of 850 million Korean won on Old Polar (reduced from approximately one billion Korean won as set forth in the complaint). In a written decision dated November 29, 2010, the KFTC reduced the amount to 831 million Korean won. On January 27, 2011, the KFTC further reduced the amount to 681 million Korean won, which is equivalent to approximately $0.6 million. Old Polar has paid the fine.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $11.8 million and $6.4 million, respectively, plus interest based on December 31, 2010 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as necessary. In the pending claim for $11.8 million, we received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.

We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Trademark Matters

Since 2005, we have been involved in ongoing litigation in Europe against Atlas Transport, an unrelated and unaffiliated entity, over the use of the name “Atlas”. Following application by us to register the mark

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“ATLAS AIR” in the European Union (“EU”), opposition from Atlas Transport and follow-up filings by us, the Office for Harmonization in the Internal Market (“OHIM”), which handles trademark matters in the EU, declared Atlas Transport’s own trademark “ATLAS” partially invalid because of the prior existence of our Benelux trademark registration. In 2008, OHIM’s First Board of Appeal upheld the lower panel’s decision, and Atlas Transport appealed that decision to the EU General Court (formally the Court of First Instance), where it remains pending.

In 2007, Atlas Transport also filed a lawsuit in the Netherlands challenging the validity of our Benelux trademark. In 2009, following completion of its proceedings, the court issued a judgment in favor of us. Atlas Transport has appealed that decision to the Dutch Court of Appeal, but the judgment took effect immediately upon entry.

In 2009, Atlas Transport instituted a trademark infringement lawsuit against us in the regional court in Hamburg, Germany. The amended complaint alleges that Atlas Air has been unlawfully using Atlas Transport’s trademark in Germany without permission and should be required to render information on the scope of use and pay compensation. In a supplementary motion, Atlas Transport asserts a cease and desist claim against Atlas Air, to be considered if the court denies the claim for compensation. The next court hearing is scheduled for February 23, 2011. We have contested Atlas Transport’s allegations and intend to defend ourselves vigorously in that lawsuit to protect our own, longstanding trademark rights.

We believe that the ultimate disposition of these claims, either individually or in the aggregate, will not materially affect our financial condition, results of operations or cash flows.

Other

In 2010, we reached a final settlement in a lawsuit whereby we received a one-time payment of $8.8 million, which was included in Other (Income) Expense, net.

We have certain other contingencies resulting from labor grievances and contract administration, litigation, and claims incident to the ordinary course of business. Management believes that the ultimate disposition of such other contingencies is not expected to materially affect our financial condition, results of operations or cash flows.

15.	Stock-Based Compensation Plans

In 2004, we implemented a Long-Term Incentive Plan (the “2004 LTIP”). The 2004 LTIP provided for awards of up to approximately 2.8 million shares of AAWW’s common stock to employees in various forms. These included non-qualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. In 2007, the stockholders approved a revised Long-Term Incentive Plan (“the 2007 Plan”), which replaced the 2004 LTIP. An aggregate of 0.6 million shares of common stock was reserved for issuance to participants under the 2007 Plan. No new awards have been made under the 2004 LTIP since the adoption of the 2007 Plan in May 2007. Awards outstanding under the 2004 LTIP will continue to be governed by the terms of that plan and agreements under which they were granted. The 2007 Plan limits the terms of awards to ten years and prohibits the granting of awards more than ten years after the effective date of the 2007 Plan. The stockholders approved an additional 0.5 million shares in 2010 and 1.1 million shares in 2008 of our common stock to be reserved under the 2007 Plan.

As of December 31, 2010, the 2007 Plan had a total of 1.1 million shares of common stock available for future award grants to management and the members of the board of directors. The compensation expense for both plans was $14.1 million in 2010, $11.4 million in 2009 and $8.0 million in 2008. Income tax benefit recognized for share-based compensation arrangements was $5.4 million in 2010, $4.4 million in 2009 and

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.5 million in 2008. The excess cash tax effect classified as a financing cash inflow was a benefit of $1.2 million in 2010, an expense of $0.1 million in 2009 and a benefit of $1.3 million in 2008.

Non-qualified Stock Options

The portion of the 2007 Plan and the 2004 LTIP applicable to employees is administered by the compensation committee of our board of directors, which also establishes the terms of the awards.

Non-qualified stock options granted under both the 2007 Plan and the 2004 LTIP vest over a three or four year period and expire seven to ten years from the date of grant. As of December 31, 2010, options to acquire a total of 1.3 million shares of common stock have been granted to management under both plans. No options have been granted since 2007. Non-qualified stock options may be granted at any price but, generally, are not granted with an exercise price less than the fair market value of the stock on the date of grant.

A summary of our options as of December 31, 2010 and changes during the year then ended is presented below:

			Weighted-Average
			Remaining	Aggregate Intrinsic
	Number of	Weighted-Average	Contractual Term	Value
	Options	Exercise Price	(In years)	(In thousands)

Outstanding as of December 31, 2009	359,002	$37.88
Granted	—	—
Exercised	(160,003)	32.47
Forfeited, net of adjustments	594	17.45

Outstanding as of December 31, 2010	199,593	$42.14	4.0	$2,848

Exercisable as of December 31, 2010	199,593	$42.14	4.0	$2,848

The total intrinsic value of options exercised was $3.6 million in 2010, $0.1 million in 2009 and $4.3 million in 2008. The cash received from options exercised was $5.2 million in 2010, $0.2 million in 2009 and $3.4 million in 2008.

As of December 31, 2010, there was no unrecognized compensation cost related to non-vested stock options granted and all options have vested.

Restricted Share Awards

Restricted shares granted under the 2007 Plan and the 2004 LTIP vest and are being expensed over three, four or five year periods. Restricted share awards have been granted in both the form of shares and units. As of December 31, 2010, a total of 1.7 million restricted shares have been granted under both plans. All shares were valued at their fair market value on the date of issuance. Unrecognized compensation cost as of December 31, 2010 is $10.2 million and will be recognized over the remaining weighted average life of 2.5 years.

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our restricted shares as of December 31, 2010 and changes during the year then ended are presented below:

		Weighted-Average
		Grant-Date
Restricted Share Awards	Number of Shares	Fair Value

Unvested as of December 31, 2009	636,766	$26.13
Granted	218,401	41.56
Vested	(241,245)	29.56
Forfeited	(39,315)	22.61

Unvested as of December 31, 2010	574,607	$30.80

The total fair value, on vesting date, of shares vested, was $10.5 million in 2010, $1.4 million in 2009 and $1.6 million in 2008.

Performance Share Awards

Performance shares granted under the 2007 Plan are being expensed over three years which generally is the requisite service period. Awards generally become vested if (1) we achieve certain specified performance levels compared to a peer group of companies during a three-year period starting in the grant year and ending on December 31 three years later (the “Performance Period”), and (2) the employee remains employed by us through the determination date which can be no later than four months following the end of the Performance Period. Partial vesting may occur for certain terminations. Performance share awards have been granted to senior executives in the form of both shares and units. All shares are valued at their fair market value on the date of issuance. The estimated compensation expense recognized for performance share awards is net of estimated forfeitures. We assess the performance levels in the first quarter of each year for the prior year after each of certain peer companies has filed its financial statements. We review the results, adjust the estimated performance level and record any change to compensation cost. As of December 31, 2010, a total of 0.4 million performance shares have been granted. Unrecognized compensation cost as of December 31, 2010 is $4.9 million and will be recognized over the remaining weighted average life of 2.1 years.

A summary of our performance shares as of December 31, 2010 and changes during the year then ended are presented below:

		Weighted-Average
		Grant-Date
Performance Share Awards	Number of Shares	Fair Value

Unvested as of December 31, 2009	222,367	$51.32
Granted	160,063	40.78
Vested	(129,206)	53.42
Forfeited	(23,358)	44.05

Unvested as of December 31, 2010	229,866	$53.46

The total fair value, on vesting date, of shares vested during 2010 was $6.7 million. No performance shares vested in 2009 or 2008.

16.	Profit Sharing, Incentive and Retirement Plans

Profit Sharing and Incentive Plans

We have an incentive compensation program for management employees. The program provides for payments to eligible employees based upon our financial performance and attainment of individual performance goals, among other things. In addition, we amended our profit sharing plan to allow employees who are

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

members of a union, including both IBT represented crewmembers, to receive payments from the plan based upon Atlas’ financial performance. For both plans, we accrued $23.1 million as of December 31, 2010 and $21.0 million as of December 31, 2009 in Accrued liabilities. We recognized compensation expense associated with both plans totaling $29.2 million in 2010, $20.9 million in 2009 and $5.1 million in 2008.

401(k) and 401(m) Plans

Participants in the Atlas retirement plan (the “Atlas Plan”) may contribute a portion of their annual compensation to a 401(k) plan on a pre-tax basis, subject to aggregate limits under the Code. In addition to 401(k) contributions, participants may contribute a portion of their eligible compensation to a 401(m) plan on an after-tax basis. We provide on behalf of participants in the Atlas Plan, who make elective compensation deferrals, a matching contribution subject to certain limitations. Employee contributions in the Atlas Plan are vested at all times and our matching contributions are subject to a three-year cliff vesting provision. We recognized compensation expense associated with the Atlas Plan matching contributions totaling $5.2 million in 2010, $4.8 million in 2009 and $5.7 million in 2008.

In addition, we are responsible for a 401(k) plan for employees who are crewmembers of Polar (the “Polar Plan”). Participants in the Polar Plan may contribute a portion of their annual compensation to such 401(k) plan on a pre-tax basis, subject to aggregate limits under the U.S. Internal Revenue Code. We provide on behalf of participants in the Polar Plan, who make elective compensation deferrals, a matching contribution subject to certain limitations. Employee contributions in the Polar Plan are vested at all times, and our matching contributions are subject to a five-year step vesting provision. Prior to the Commencement Date, we were responsible for matching contributions to the 401(k) plan for Polar non-crewmember employees. We provided on behalf of participants in the Polar Plan, who made elective compensation deferrals, a matching contribution subject to certain limitations. Employee contributions to the plan were vested at all times, and our matching contributions were subject to a five-year step vesting provision. We recognized compensation expense of $0.3 million in 2010, $0.4 million in 2009 and $1.0 million in 2008 in connection with our matching contribution to the Polar Plan and the non-crewmember employee plan. These amounts were included in Accrued liabilities.

17.	Treasury Stock

We record the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

In 2008, we announced a stock repurchase program, which authorized the repurchase of up to $100 million of our common stock. Purchases may be made at our discretion from time to time on the open market, through negotiated transactions, block purchases or exchange or non-exchange transactions. As of December 31, 2010, we had repurchased 700,243 shares of our common stock for approximately $18.9 million, at an average cost of $26.99 per share under this program. We have not repurchased any shares under this program since 2008.

In addition, we repurchased 126,224 and 21,806 shares of common stock from management at an average price of $46.38 per share in 2010 and $17.69 per share in 2009, and held the shares as treasury shares. The proceeds were used to pay the individual tax liabilities of employees related to restricted shares that had previously vested.

18.	Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for 2010, 2009 and 2008 were de minimis and were excluded.

The calculations of basic and diluted EPS are as follows:

	2010	2009	2008

Numerator:
Net Income Attributable to Common Stockholders	$141,810	$77,776	$63,696
Denominator:
Basic EPS weighted average shares outstanding	25,781	21,652	21,361
Effect of dilutive stock options and restricted stock	307	166	70

Diluted EPS weighted average shares outstanding	26,088	21,818	21,431

EPS:
Basic	$5.50	$3.59	$2.98

Diluted	$5.44	$3.56	$2.97

Diluted shares reflect the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include restricted shares and units in which performance or market conditions were not satisfied of 0.3 million in 2010, 2009 and 2008.

19.	Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2010 and 2009 quarterly results:

	First	Second	Third	Fourth
2010*	Quarter	Quarter	Quarter	Quarter

Total Operating Revenues	$295,232	$356,181	$326,667	$359,694

Operating Income	48,131	63,318	54,896	61,541
Net Income Attributable to Common Shareholders	$33,785	$32,661	$33,804	$41,560

EPS:
Basic	$1.32	$1.27	$1.31	$1.60

Diluted	$1.30	$1.25	$1.29	$1.58

	First	Second	Third	Fourth
2009**	Quarter	Quarter	Quarter	Quarter

Total Operating Revenues	$244,507	$240,001	$255,478	$321,560

Operating Income	43,679	25,531	28,628	52,169
Net Income Attributable
to Common Shareholders	$23,385	$11,330	$14,722	$28,339

EPS:
Basic	$1.12	$0.54	$0.70	$1.19

Diluted	$1.12	$0.54	$0.70	$1.17

ATLAS AIR WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	Included in the first quarter of 2010 is a recovery of $8.8 million related to a litigation settlement received (see Note 14) and a gain of $3.1 million related to the sale of three engines held for sale (see Note 2). Included in the second quarter of 2010 is a charge of $17.4 million in legal settlements (see Note 14).

**	Included in the first quarter of 2009 is a gain of $1.0 million related to the sale of aircraft N920FT and seven engines (see Note 6). Included in the first quarter of 2009 is a gain of $2.7 million on the early extinguishment of debt (see Note 9). Included in the fourth quarter of 2009 is a Special charge of $8.2 million related to the impairment of the 747-200 fleet (see Note 5).

20.	Subsequent Events

On January 18, 2011, we took delivery of a 747-400 passenger aircraft under a one-year lease.

On January 27, 2011 and February 10, 2011, we leased two 747-400 converted freighters. Both leases are for an average of approximately three and a half years and we will place them in service during the second quarter of 2011.

On February 11, 2011, we entered into a term loan commitment in the amount of $240.0 million for a period of twelve years with a syndicate of four banks (the “2011 Term Loan”). The 2011 Term Loan, when drawn, will be secured by a mortgage on two future 747-8F aircraft deliveries. In connection with entering into the 2011 Term Loan, we have agreed to pay usual and customary commitment and other fees. Borrowings under the 2011 Term Loan will accrue interest at a variable rate, payable quarterly, at LIBOR plus a margin. The 2011 Term Loan contains customary covenants and events of default. Upon the occurrence and during the continuance of an event of default, the 2011 Term Loan is cross-defaulted to our pre-delivery deposit financing facilities (see Note 9).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“Principal Executive Officer”) and our Senior Vice President and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective. Our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 11, 2011, the Compensation Committee of the Board of Directors approved a 401(k) Restoration and Voluntary Deferral Plan for employees holding the title of senior vice president or above. The plan is a non-qualified deferred compensation plan intended to make eligible employees whole for compensation limits imposed under our 401(k) plan. Under the plan, a participant is eligible to make elective deferrals and receive an employer contribution equal to 5% of eligible compensation in excess of the limit described in Section 401(a)(17) of the U.S. Internal Revenue Code. Employer contributions are subject to a vesting requirement during the first three years of eligibility for the plan. Deferrals and employer contributions are credited with notional earnings equal to the prime interest rate until distributed on the earliest of (i) the participant becoming disabled, (ii) the participant’s separation from service, or (iii) a change of control of the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2011 Annual Meeting of Stockholders. Information concerning the executive officers is included below. We have adopted a code of conduct that applies to all of our employees, along with a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and members of the board of directors (the “Code of Ethics”). The Code of Ethics is monitored by our Audit Committee, and includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties. A copy of the Code of Ethics is available on our website at www.atlasair.com.

The following is a list of the names, ages and background of our current executive officers:

William J. Flynn.  Mr. Flynn, age 57, has been our President and Chief Executive Officer since June 2006. Mr. Flynn has a 30 year career in international supply chain management and freight transportation. Prior to joining us, Mr. Flynn served as President and Chief Executive Officer of GeoLogistics Corporation since 2002 where he led a successful turnaround of the company’s profitability and the sale of the company in September 2005. Prior to his tenure at GeoLogistics, Mr. Flynn served as a Senior Vice President at CSX Transportation, one of the largest Class 1 railroads operating in the U. S., from 2000 to 2002. Mr. Flynn spent over 20 years with Sea-Land Service, Inc., a global provider of container shipping services. He served in roles of increasing responsibility in the U.S., Latin America and Asia. Mr. Flynn ultimately served as head of the company’s Asia operations. Mr. Flynn is also a director of Republic Services, Inc. and Horizon Lines, Inc. Mr. Flynn holds a Bachelors degree in Latin American studies from the University of Rhode Island and a Masters degree in the same field from the University of Arizona.

John W. Dietrich.  Mr. Dietrich, age 46, has been Executive Vice President and Chief Operating Officer since September 2006. Prior thereto, and from February 2004, Mr. Dietrich was Senior Vice President, General Counsel and Chief Human Resources officer. He was named Vice President and General Counsel in March 2003, where he was also responsible for our Human Resources and Corporate Communications functions. In 1999, Mr. Dietrich joined Atlas as Associate General Counsel. From 1992 to 1999, Mr. Dietrich was a litigation attorney at United Airlines, providing legal counsel to all levels of management, particularly on employment and commercial litigation issues. Mr. Dietrich earned a Bachelors of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

Adam R. Kokas.  Mr. Kokas, age 39, has been our Senior Vice President, General Counsel and Secretary since October 2006 and our Chief Human Resources Officer since November 2007. Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on general corporate, securities and business law matters. Prior to joining Ropes & Gray, Mr. Kokas was a partner at Kelley Drye & Warren LLP, where he joined as an associate in 2001. At both Kelley Drye and Ropes & Gray, Mr. Kokas represented us in a variety of matters, including corporate finance transactions, corporate governance matters, strategic alliances, securities matters, and other general corporate issues. Mr. Kokas earned a Bachelor of Arts degree from Rutgers University and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars.

Michael T. Steen.  Mr. Steen, age 44, has been Executive Vice President and Chief Commercial Officer since November 2010. Prior to November 2010, he was elected Senior Vice President and Chief Marketing Officer in April 2007. Mr. Steen joined us from Exel plc where he served as Senior Vice President of Sales and Marketing. Mr. Steen led the sales and marketing activities for Exel Freight’s management and technology sector. Following Exel’s acquisition by Deutsche Post World Net, he held senior-level positions with the merged company in global supply chain logistics. Prior to joining Exel, he served in a variety of roles with KLM Cargo over 11 years, including Vice President of the Americas, Head of Global Sales and Marketing for the Logistics Unit and Director of Sales for EMEA. Mr. Steen has also been a member of the Board of Directors of TIACA (a not-for-profit trade association for the air cargo industry) since November 2007 and serves as its Chairman since January 2011. Mr. Steen earned a degree in economic science from Katrinelund in Gothenburg, Sweden, and is an alumnus of the Advanced Executive Program at the Kellogg School of Management at Northwestern University.

Spencer Schwartz.  Mr. Schwartz, age 44, has been Senior Vice President and Chief Financial Officer since June 2010. Prior to June 2010, he was elected Vice President and Corporate Controller in November 2008. Mr. Schwartz joined us from MasterCard Incorporated, where he was employed for over 12 years and served as Group Head of Global Risk Management; Senior Vice President and Business Financial Officer; Senior Vice President, Corporate Controller and Chief Accounting Officer; and Vice President of Taxation. Prior to joining MasterCard, Mr. Schwartz held financial positions of increasing responsibility with Price Waterhouse LLP (now PricewaterhouseCoopers LLP) and Carl Zeiss, Inc. Mr. Schwartz earned a Bachelors degree in Accounting from The Pennsylvania State University and a Masters degree in Business Administration from New York University’s Leonard N. Stern School of Business. He is a certified public accountant.

Keith H. Mayer.  Mr. Mayer, age 45, was elected Vice President and Corporate Controller in November 2010. Mr. Mayer joined us from PepsiCo, Inc. (“PepsiCo”). In his most recent role at PepsiCo, he served as Chief Financial Officer of an international coffee partnership between PepsiCo and Starbucks Corporation. Mr. Mayer also served PepsiCo in a variety of roles since 1999, including Director of External Reporting, Assistant Controller for PepsiCo International, Senior Group Manager of Financial Accounting for Frito-Lay North America, and Group Manager of Technical Accounting. Prior to joining PepsiCo, Mr. Mayer held financial positions of increasing responsibility with Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP). Mr. Mayer earned a Bachelors degree in Accounting from the University of Bridgeport where he graduated magna cum laude. He is a certified public accountant.

Executive Officers are elected by our board of directors, and their terms of office continue until the next annual meeting of the board of directors or until their successors are elected and have qualified. There are no family relationships among our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2011 Annual Meeting of Stockholders.

The following table summarizes the securities authorized for issuance under our equity compensation plans at December 31, 2010:

Number of Securities
Remaining Available for
	Number of			Future Issuance Under
	Securities to be	Weighted-Average		Equity Compensation
	Issued Upon Exercise	Exercise Price of		Plans (Excluding
	of Outstanding	Outstanding		Securities
	Options, Warrants	Options, Warrants		Reflected in Column
	and Rights	and Rights		(a))
Plan Category	(a)	(b)		(c)

Equity compensation plans approved by security holders	1,218,135	$11.26	(1)	941,432

Equity compensation plans Total	1,218,135	$11.26		941,432

(1)	Includes 804,473 of restricted and performance shares and units, which have no exercise price and 199,593 stock options having an average exercise price of $42.14.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2011.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)

By:	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 14, 2011 on behalf of the Registrant and in the capacities indicated.

	Signature	Capacity

	*Eugene I. Davis Eugene I. Davis	Chairman of the Board

	/s/ William J. Flynn William J. Flynn	President, Chief Executive Officer and Director (Principal Executive Officer)

	/s/ Spencer Schwartz Spencer Schwartz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	/s/ Keith H. Mayer Keith H. Mayer	Vice President and Corporate Controller (Principal Accounting Officer)

	*Robert F. Agnew Robert F. Agnew	Director

	*Timothy J. Bernlohr Timothy J. Bernlohr	Director

	*James S. Gilmore, III James S. Gilmore, III	Director

	*Carol B. Hallett Carol B. Hallett	Director

	*Frederick McCorkle Frederick McCorkle	Director

* By:	/s/ William J. Flynn William J. Flynn, as Attorney-in-fact for each of the persons indicated

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
	(In thousands)

For the Year ended December 31, 2010
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$2,412	$201	$(24)	$(689	)(a)	$1,900

For the Year ended December 31, 2009
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$2,275	$1,071	$859	$(1,793	)(a)	$2,412

For the Year ended December 31, 2008
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$3,481	$238	$648	$(2,092	)(a)	$2,275

(a)	Uncollectible accounts net of recoveries

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(5)	Certificate of Incorporation of the Company.
3	.2(20)	Amended and Restated By-Laws of Atlas Air Worldwide Holdings, Inc., dated as of October 1, 2010.
4	.1.1(1)	Form of 8.707% Atlas Air Pass Through Certificates, Series 2000-1A (included in Exhibit 4.1.21).
4	.1.2(1)	Form of 9.057% Atlas Air Pass Through Certificates, Series 2000-1B (included in Exhibit 4.1.22).
4	.1.3(1)	Form of 9.702% Atlas Air Pass Through Certificates, Series 2000-1C (included in Exhibit 4.1.23).
4	.1.4(3)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-1.
4	.1.5(3)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-2.
4	.1.6(3)	6.88% Atlas Air Pass Through Certificate 1999-1A-2, Certificate No. A-2-1.
4	.1.7(3)	7.63% Atlas Air Pass Through Certificate 1999-1B-1, Certificate No. B-1.
4	.1.8(3)	8.77% Atlas Air Pass Through Certificate 1999-1C-1, Certificate No. C-1.
4	.1.9(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-0.
4	.1.10(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-S.
4	.1.11(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-0.
4	.1.12(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-S.
4	.1.13(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-0.
4	.1.14(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-S.
4	.1.15(3)	Pass Through Trust Agreement, dated as of April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc..
4	.1.16(3)	Trust Supplement No. 1999-1A-1, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.17(3)	Trust Supplement No. 1999-1A-2, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.18(3)	Trust Supplement No. 1999-1B, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.19(3)	Trust Supplement No. 1999-1C, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.
4	.1.20(1)	Pass Through Trust Agreement, dated as of January 28, 2000, between Wilmington Trust Company, as Trustee and Atlas Air, Inc..
4	.1.21(1)	Trust Supplement No. 2000-1A, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.
4	.1.22(1)	Trust Supplement No. 2000-1B, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.
4	.1.23(1)	Trust Supplement No. 2000-1C, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000
4	.1.24(2)	Note Purchase Agreement, dated as of February 9, 1998, among the Company, Wilmington Trust Company and First Security Bank, National Association (“Note Purchase Agreement 1998”)
4	.1.25(1)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1998).

Exhibit
Number		Description

4	.1.26(1)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1998).
4	.1.27(1)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1998).
4	.1.28(3)	Note Purchase Agreement, dated as of April 13, 1999, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 1999”).
4	.1.29(3)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1999).
4	.1.30(3)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1999).
4	.1.31(3)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1999).
4	.1.32(1)	Note Purchase Agreement, dated as of January 28, 2000, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 2000”).
4	.1.33(1)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).
4	.1.34(1)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).
4	.1.35(1)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).
4	.1.36(3)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).
4	.1.37(3)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).
4	.1.38(3)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).
4	.1.39(10)	Leased Aircraft Restructure Agreement with regard to Aircraft N491MC, dated July 27, 2004, by and among Atlas Air, Inc., Wells Fargo Bank Northwest, National Association as Owner Trustee, Wilmington Trust Company as Mortgagee, Class A Trustee and Subordination Agent, and DAF Investments, Ltd. as Owner Participant, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
4	.1.40(9)	1998 Class A Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A Trustee.
4	.1.41(9)	Amendment to 1999 Class A-1 Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A-1 Trustee
4	.1.42(9)	Amendment to 2000 Class A Pass Through Trust Supplement between the Company and Wilmington Trust Company as Class A Trustee dated July 27, 2004.
4	.1.43(10)	Trust Indenture and Mortgage Supplement No. 3, dated July 27, 2004, by and between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), Owner Trustee, and Wilmington Trust Company, Mortgagee, pertaining to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

Exhibit
Number		Description

4	.1.44(18)	Rights Agreement, dated as of May 26, 2009, between the Company and Mellon Investor Services L.L.C., as Rights Agent.
4	.1.45(21)	Amendment No. 1 to Rights Agreement, dated as of May 17, 2010, between Atlas Air Worldwide Holdings, Inc. and Mellon Investor Services LLC, as Rights Agent.
10	.1(4)	Agreement of Lease, dated November 9, 1999, between Texaco, Inc., Landlord, and the Company, Tenant, 2000 Westchester Avenue, Purchase, New York 10577.
10	.2(10)	Lease Agreement, dated July 29, 1998, between First Security Bank, National Association and Atlas Air, Inc. with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.2.1(10)	Amendment No. 1 to Lease Agreement dated as of July 27, 2004 between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.3(11)	Employment Agreement, dated April 21, 2006, between Atlas Air, Inc. and William J. Flynn.
10	.3.1(19)	Amendment, dated as of December 31, 2008, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.
10	.4(10)	Lease, dated July 16, 2002, between Tuolumne River Aircraft Finance, Inc. as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.4.1(10)	Amendment Agreement, dated August 1, 2003, between Tuolumne River Aircraft Finance, Inc., as Lessor and Atlas Air, Inc. as Lessee in respect of Lease dated July 16, 2002 with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.5(10)	Sublease, dated October 24, 2001, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act
10	.5.1(10)	Amendment Agreement, dated August 1, 2003, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.5.2(9)	Second Amendment Agreement, dated January 31, 2005, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.6(10)	Lease Agreement, dated July 24, 2002, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee with respect to Aircraft N454PA
10	.6.1(10)	Amendment Agreement, dated August 1, 2003, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement dated July 24, 2002 with respect to Aircraft N454PA.
10	.6.2(10)	Second Amendment Agreement, dated January 31, 2005, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement, dated July 24, 2002, with respect to Aircraft N454PA.
10	.7.1(12)	Purchase Agreement No. 3134, dated as of September 8, 2006, between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).
10	.7.2(22)	Supplemental Agreement No. 1 to Purchase Agreement No. 3134 between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

Exhibit
Number		Description

10	.7.3(22)	Supplemental Agreement No. 2 to Purchase Agreement No. 3134 between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).
10	.8(10)	Engine Maintenance Contract, dated April 30, 2004, between the Company and MTU Maintenance Hannover GmbH, with regard to CF6 80C2 Engines in the 1998 EETC Transaction together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.
10	.9(12)	Amended and Restated Employment Agreement, dated as September 19, 2006, between Atlas Air, Inc. and John W. Dietrich.
10	.9.1(19)	Amendment, dated as of December 31, 2008, to the Amended and Restated Employment Agreement between Atlas Air, Inc. and John W. Dietrich.
10	.10(15)	Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives.
10	.11(10)	Contract, dated October 1, 2004, between HQ AMC/A34TM and the Company.
10	.12(23)	Atlas Air Worldwide Holdings, Inc. 2007 Incentive Plan (as amended).
10	.12.1(19)	Atlas Air Worldwide Holdings, Inc. Long Term Cash Incentive Program.
10	.12.2(19)	Form of Restricted Stock Unit Agreement.
10	.12.3(19)	Form of Performance Share Unit Agreement.
10	.12.4(19)	Amendment, dated as of December 31, 2008, to the form of Performance Share Unit Agreement.
10	.13(19)	Benefits Program for Executive Vice President and Senior Vice Presidents, Amended and Restated as of December 31, 2008.
10	.14(19)	Board of Directors Compensation Program.
10	.15(15)	Atlas Air, Inc. Profit Sharing Plan.
10	.15.1(19)	Amendment, dated as of December 31, 2008, to Atlas Air, Inc. Profit Sharing Plan.
10	.16(13)	Atlas Air Worldwide Holdings, Inc. Amended and Restated 2004 Long Term Incentive and Share Award Plan.
10	.17(8)	Form of Directors and Officers Indemnification Agreement.
10	.18(7)	Amendment No. 1 to Stock Purchase Agreement/Amendment No. 1 to Transaction Guarantee Agreement, dated as of April 13, 2007, among Polar Air Cargo Worldwide, Inc., DHL Network Operations (USA), Inc. and Deutsche Post AG.
10	.19(13)	Stock Purchase Agreement with DHL.
10	.20(14)	Blocked Space Agreement, dated June 28, 2007, between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).
10	.21(14)	Amendment No. 1, dated as of July 30, 2007, to Blocked Space Agreement between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc..
10	.22(14)	Flight Services Agreement, dated as of June 28, 2007, between Atlas Air, Inc. and Polar Air Cargo Worldwide, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).
10	.23(14)	Indemnity Agreement, dated as of June 28, 2007, among Atlas Air Worldwide Holdings, Inc., Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc..
10	.24(14)	Contribution Agreement, dated as of June 28, 2007, between Atlas Air Worldwide Holdings, Inc. and Polar Air Cargo Worldwide, Inc. . (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).
10	.25(17)	Facility Agreement, dated as of January 30, 2008, among Atlas Air, Inc. (as Borrower), Norddeutsche Landesbank Girozentrale (as original Lender and Facility Agent) and Bank of Utah (as Security Agent).
10	.25.1(25)	Amendment No. 1 to Facility Agreement, dated as of January 30, 2009, by and among Atlas Air, Inc., Norddeutsche Landesbank Girozentrale and DekaBank Deutsche Girozentrale.

Exhibit
Number		Description

10	.25.2(25)	Amendment No. 2 to Facility Agreement, dated as of March 31, 2009, by and among Atlas Air, Inc., as borrower, and Norddeutsche Landesbank Girozentrale, as original lender and as the facility agent for and on behalf of the Lenders.
10	.26(24)	Plea Agreement, dated September 2, 2010, between the United States of America and Polar Air Cargo, L.L.C.
14	.1(6)	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board of Directors.
21.1		Subsidiaries List, which is filed herewith as Exhibit 21.1.
23.1		Consent of PricewaterhouseCoopers LLP, which is filed herewith as Exhibit 23.1.
24.1		Power of Attorney, which is filed herewith as Exhibit 24.1.
31.1		Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer, which is filed herewith as Exhibit 31.1.
31.2		Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer, which is filed herewith as Exhibit 31.2.
32.1		Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, which is filed herewith as Exhibit 32.1.
32.2		Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, which is filed herewith as Exhibit 32.2.

(1)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-4 (No. 333-36268).

(2)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1997.

(3)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-3 (No. 333-71833).

(4)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated February 16, 2001.

(6)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 23, 2005.

(7)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(8)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 14, 2005.

(9)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

(11)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(12)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(13)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(14)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(15)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(16)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(17)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(18)	Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated May 26, 2009.

(19)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(20)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated October 1, 2010.

(21)	Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated May 17, 2010.

(22)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(25)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.