Form 10-Q
period 2011-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2011-05-03
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-16545
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2011, there were 26,241,342 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Atlas Air Worldwide Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$576,774	$588,852
Short-term investments	7,666	6,211
Accounts receivable, net of allowance of $1,679 and $1,900, respectively	78,992	78,334
Prepaid maintenance	27,639	26,102
Deferred taxes	3,721	3,721
Prepaid expenses and other current assets	28,905	24,212

Total current assets	723,697	727,432
Property and Equipment
Flight equipment	766,933	766,681
Ground equipment	30,514	29,124
Less: accumulated depreciation	(143,573)	(138,851)
Purchase deposits for flight equipment	344,176	336,969

Property and equipment, net	998,050	993,923
Other Assets
Long-term investments and accrued interest	128,611	127,094
Deposits and other assets	49,666	45,026
Intangible assets, net	41,506	42,627

Total Assets	$1,941,530	$1,936,102

Liabilities and Equity
Current Liabilities
Accounts payable	$23,989	$22,954
Accrued liabilities	156,605	149,892
Current portion of long-term debt	97,409	96,197

Total current liabilities	278,003	269,043
Other Liabilities
Long-term debt	378,010	391,036
Deferred taxes	105,835	103,150
Other liabilities	118,232	122,783

Total other liabilities	602,077	616,969
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,394,933 and 26,955,923 shares issued, 26,241,342 and 25,937,014, shares outstanding (net of treasury stock), at March 31, 2011 and December 31, 2010, respectively	274	270
Additional paid-in-capital	515,097	505,297
Treasury stock, at cost; 1,153,591 and 1,018,909 shares, respectively	(41,310)	(32,248)
Accumulated other comprehensive income	534	458
Retained earnings	583,182	572,666

Total stockholders’ equity	1,057,777	1,046,443
Noncontrolling interest	3,673	3,647

Total equity	$1,061,450	$1,050,090

Total Liabilities and Equity	$1,941,530	$1,936,102

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Operating Revenue
ACMI	$146,035	$112,403
AMC charter	81,176	121,584
Commercial charter	65,536	56,653
Dry leasing	1,543	1,378
Other	3,316	3,214

Total Operating Revenue	$297,606	$295,232

Operating Expenses
Aircraft fuel	74,167	64,590
Salaries, wages and benefits	61,764	61,362
Maintenance, materials and repairs	50,069	31,617
Aircraft rent	38,354	38,150
Landing fees and other rent	11,340	11,709
Depreciation and amortization	8,330	9,079
Travel	9,122	7,615
Ground handling and airport fees	5,302	4,923
Gain on disposal of aircraft	(120)	(1,222)
Other	22,787	19,278

Total Operating Expenses	281,115	247,101

Operating Income	16,491	48,131

Non-operating Expenses / (Income)
Interest income	(5,115)	(3,906)
Interest expense	10,296	10,070
Capitalized interest	(5,417)	(3,089)
Other (income) expense, net	41	(8,835)

Total Non-operating Income	(195)	(5,760)

Income before income taxes	16,686	53,891
Income tax expense	6,224	20,280

Net Income	10,462	33,611
Less: Net loss attributable to noncontrolling interests	(54)	(174)

Net Income Attributable to Common Stockholders	$10,516	$33,785

Earnings per share:
Basic	$0.40	$1.32

Diluted	$0.40	$1.30

Weighted average shares:
Basic	26,041	25,583

Diluted	26,289	25,892

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Operating Activities:
Net Income Attributable to Common Stockholders	$10,516	$33,785
Net loss attributable to noncontrolling interests	(54)	(174)

Net Income	10,462	33,611
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	8,330	9,079
Amortization of debt discount	1,183	1,349
Amortization of operating lease discount	596	584
Amortization of debt issuance costs	73	73
Accretion of debt securities discount	(2,048)	(1,677)
Provision for allowance for doubtful accounts	25	73
Gain on disposal of aircraft	(120)	(1,222)
Deferred taxes	2,685	1,765
Stock-based compensation expense	3,748	5,170
Changes in:
Accounts receivable	5	(7,593)
Prepaid expenses and other current assets	(9,176)	5,791
Deposits and other assets	(4,758)	(3,953)
Accounts payable and accrued liabilities	3,123	6,435

Net cash provided by operating activities	14,128	49,485

Investing Activities:
Capital expenditures	(11,531)	(21,910)
Investment in debt securities	—	(100,090)
Proceeds from short-term investments	1,163	875
Proceeds from sale of aircraft	165	1,810

Net cash used for investing activities	(10,203)	(119,315)

Financing Activities:
Proceeds from stock option exercises	3,255	518
Purchase of treasury stock	(9,062)	(2,321)
Excess tax benefit from stock-based compensation expense	2,801	1,229
Payments of debt	(12,997)	(10,760)

Net cash used for financing activities	(16,003)	(11,334)
Net decrease in cash and cash equivalents	(12,078)	(81,164)
Cash and cash equivalents at the beginning of period	588,852	613,740

Cash and cash equivalents at the end of period	$576,774	$532,576

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income	Earnings	Equity	Interest	Equity
Balance at December 31, 2009	$266	$(26,394)	$481,074	$471	$430,856	$886,273	$2,484	$888,757
Net Income Attributable to Common Stockholders	—	—	—	—	33,785	33,785	(174)	33,611
Other comprehensive loss	—	—	—	(59)	—	(59)	(56)	(115)

Comprehensive income	—	—	—	—	—	33,726	—	33,496
Stock option and restricted stock compensation	—	—	5,170	—	—	5,170	—	5,170
Purchase of 57,471 shares of treasury stock	—	(2,321)	—	—	—	(2,321)	—	(2,321)
Exercise of 29,144 employee stock options	—	—	518	—	—	518	—	518
Issuance of 153,620 shares of restricted stock	2	—	(2)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	1,229	—	—	1,229	—	1,229

Balance at March 31, 2010	$268	(28,715)	487,989	412	464,641	924,595	2,254	926,849

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income	Earnings	Equity	Interest	Equity
Balance at December 31, 2010	$270	$(32,248)	$505,297	$458	$572,666	$1,046,443	$3,647	$1,050,090
Net Income Attributable to Common Stockholders	—	—	—	—	10,516	10,516	(54)	10,462
Other comprehensive income	—	—	—	76	—	76	80	156

Comprehensive income	—	—	—	—	—	10,592	—	10,618
Stock option and restricted stock compensation	—	—	3,748	—	—	3,748	—	3,748
Purchase of 134,682 shares of treasury stock	—	(9,062)	—	—	—	(9,062)	—	(9,062)
Exercise of 79,709 employee stock options	—	—	3,255	—	—	3,255	—	3,255
Issuance of 359,301 shares of restricted stock	4	—	(4)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	2,801	—	—	2,801	—	2,801

Balance at March 31, 2011	$274	$(41,310)	$515,097	$534	$583,182	$1,057,777	$3,673	$1,061,450

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2011
1. Basis of Presentation
     Our consolidated financial statements include the accounts of the holding company Atlas Air Worldwide Holdings, Inc. (“AAWW”) and its consolidated subsidiaries. AAWW is the parent company of its principal operating subsidiary, Atlas Air, Inc. (“Atlas”), and of Polar Air Cargo LLC (“Old Polar”). AAWW is also the parent company of several subsidiaries related to our dry leasing services, (collectively referred to as “Titan”). In addition, we are the primary beneficiary of Global Supply Systems Limited (“GSS”), a consolidated subsidiary. AAWW has a 51% equity interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). We record our share of Polar’s results under the equity method of accounting.
     The terms “we,” “us,” “our,” and the “Company” mean AAWW and all entities included in its consolidated financial statements.
     We provide outsourced aircraft and aviation operating services throughout the world, serving Africa, Asia, Australia, Europe, the Middle East, North America and South America through: (i) contractual service arrangements, including contracts through which we provide aircraft to customers and value-added services, including crew, maintenance and insurance (“ACMI”) as well as contracts through which we provide crew, maintenance and insurance, with the customer providing the aircraft (“CMI”); (ii) military charter services (“AMC Charter”); (iii) seasonal, commercial and ad-hoc charter services (“Commercial Charter”); and (iv) dry leasing or sub-leasing of aircraft and engines (“Dry Leasing” or “Dry Lease”).
     The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently, exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2010, which included additional disclosures and a summary of our significant accounting policies. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010, cash flows for the three months ended March 31, 2011 and 2010 and shareholders’ equity as of and for the three months ended March 31, 2011 and 2010.
     For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.
     Our quarterly results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.
     Except for per share data, all dollar amounts are in thousands unless otherwise noted.
2. DHL Investment and Polar
     Polar provides air cargo capacity to its customers, including DHL Network Operations (USA), Inc. (“DHL”), through a blocked-space agreement that began on October 27, 2008. The aggregate carrying value of our Polar investment at March 31, 2011 was $5.3 million and at December 31, 2010 was $5.3 million, and was included within Deposits and other assets.
     Polar currently operates six 747-400 freighter aircraft that are subleased from us. An additional two aircraft are operated by Atlas to support the Polar network and DHL through an alliance agreement wherein Atlas provides ACMI services to Polar. We also provide incremental charter capacity to Polar on an as-needed basis. Atlas and Polar have entered into various agreements under which we provide Polar with crew, maintenance and insurance for the subleased aircraft. Collectively, these service agreements and the subleases are referred to as “Express Network ACMI”. We provide Polar with certain management and administrative services under a shared services agreement. In addition, Polar and Atlas provide each other with sales and ground support services under a general sales and services agreement. The following table summarizes our transactions with Polar:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Revenue and Expenses:
ACMI revenue from Polar	$46,377	$44,659
Other revenue from Polar	$2,837	$2,837
Ground handling and airport fees to Polar	$247	$452

	March 31, 2011	December 31, 2010
Accounts receivable/payable as of:
Receivables from Polar	$3,848	$8,009
Payables to Polar	$3,183	$2,945
3. Concentration of Credit Risk and Significant Customers
     We are exposed to concentration of credit risk by our customers. The following table summarizes our significant exposure to Polar and the U.S. Military Airlift Mobility Command (“AMC”). We have not experienced credit issues with either of these customers. No other customer accounted for 10.0% or more of our Total Operating Revenues.

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Revenue as a % of Total Operating Revenue:
AMC	27.3%	41.2%
Polar	16.5%	16.1%

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Revenue as a % of Total ACMI Revenue:
Polar	31.8%	39.7%

	March 31, 2011	December 31, 2010
Accounts receivable as a % of Total Accounts receivable, net of allowance as of:
AMC	14.7%	10.5%
Polar	4.9%	10.2%
4. Long-term Investments and Financial Instruments
     Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Inputs used to measure fair value are classified in the following hierarchy:

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
     We maintain Cash and cash equivalents and Short-term investments, which include cash on hand, demand deposits, other cash investments that are highly liquid in nature and have original maturities of three months or less at acquisition, certificates of deposit, current portion of debt securities and money market funds. The carrying value for Cash and cash equivalents and Short-term investments is based on cost, which approximates fair value.

     Long-term investments consist of debt securities for which we have both the ability and the intent to hold until maturity. These investments are classified as held-to-maturity and reported at amortized cost. The fair value of our Long-term investments was based on a discounted cash flow analysis using the contractual cash flows of the investments and a discount rate derived from unadjusted quoted interest rates for debt securities of comparable risk. Such debt securities represent investments in Pass-Through Trust Certificates related to equipment enchanced trust certificates (“EETCs”) issued by Atlas in 1998, 1999 and 2000. Interest on debt securities and accretion of discounts using the effective interest method are included in Interest income.
     The fair value of our EETCs was estimated based on Level 3 inputs. We obtained Level 2 inputs of quoted market prices of our equipment notes and used them as a basis for valuing the EETCs.
     The fair value of our pre-delivery deposit (“PDP”) financing facility and term loans was based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.
     The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	March 31, 2011
	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$576,774	$576,774	$576,774	$—	$—
Short-term investments	7,666	7,666	—	—	7,666
Long-term investments and accrued interest	128,611	160,590	—	—	160,590

	$713,051	$745,030	$576,774	$—	$168,256

Liabilities
1998 EETCs	$141,116	$160,993	$—	$—	$160,993
1999 EETCs	155,926	169,555	—	—	169,555
2000 EETCs	57,686	65,187	—	—	65,187
PDP financing facility	46,871	46,871	—	—	46,871
Term loans	73,820	73,684	—	—	73,684

	$475,419	$516,290	$—	$—	$516,290

	December 31, 2010
	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$588,852	$588,852	$588,852	$—	$—
Short-term investments	6,211	6,211	—	—	6,211
Long-term investments and accrued interest	127,094	157,787	—	—	157,787

	$722,157	$752,850	$588,852	$—	$163,998

Liabilities
1998 EETCs	$145,012	$164,379	$—	$—	$164,379
1999 EETCs	159,043	171,478	—	—	171,478
2000 EETCs	58,485	65,230	—	—	65,230
PDP financing facility	46,871	46,861	—	—	46,861
Term loans	77,822	79,198	—	—	79,198

	$487,233	$527,146	$—	$—	$527,146

     The following table presents the carrying value, gross unrealized gains and fair value of our long-term investments by contractual maturity as of:

	March 31, 2011			December 31, 2010
		Gross			Gross
	Carrying	Unrealized		Carrying	Unrealized
	Value	Gains	Fair Value	Value	Gains	Fair Value
Debt securities
Due after five but within ten years	$72,998	$18,943	$91,941	$73,356	$18,363	$91,719
Due after ten years	55,613	13,036	68,649	53,738	12,330	66,068

Total	$128,611	$31,979	$160,590	$127,094	$30,693	$157,787

5. Accrued Liabilities
     Accrued liabilities consisted of the following as of:

	March 31, 2011	December 31, 2010
Maintenance	$74,668	$57,552
Salaries, wages and benefits	19,087	33,542
Aircraft fuel	16,521	17,710
Other	46,329	41,088

Accrued liabilities	$156,605	$149,892

6. Segment Reporting
     We have the following reportable segments: ACMI, AMC Charter, Commercial Charter and Dry Leasing. We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct ownership costs. Direct Contribution consists of Income before income taxes and excludes the following: special charges, nonrecurring items, gains on the disposal of aircraft, unallocated revenue and unallocated fixed costs. Direct ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt, interest income on debt securities and aircraft depreciation. Unallocated income and expenses include corporate overhead, non-aircraft depreciation, interest income, foreign exchange gains and losses, other revenue and other non-operating costs, including special items. Management uses Direct Contribution to measure segment profitability as it shows each segment’s contribution to unallocated fixed costs. Each segment has different operating and economic characteristics that are separately reviewed by our senior management.
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
     The ACMI segment provides aircraft, crew, maintenance and insurance services to customers. Also included in the ACMI segment are the results of operations for CMI, which we began providing in the second quarter of 2010. CMI provides crew, maintenance and insurance services, with the customer providing the aircraft. Under both services, the customers utilize an insured and maintained aircraft with crew in exchange for a guaranteed monthly level of operation at a predetermined rate for a defined period of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel. The Direct Contribution from Express Network ACMI flying is reflected as ACMI.
     The AMC Charter segment provides full-planeload charter flights to the U.S. Military. In addition, we also earn commissions on subcontracting certain flying of oversized cargo, or in connection with flying cargo into areas of military conflict where we cannot perform these services on our own. Revenue from the AMC Charter business is typically derived from one-year contracts on a cost-plus basis with the AMC. Our current AMC contract runs from January 1, 2011 through December 31, 2011. Although we are responsible for the direct operating costs of the aircraft, the price paid for fuel consumed during AMC flights is fixed by the U.S. Military. We receive reimbursement from the AMC each month if the price of fuel paid by us to vendors for AMC missions exceeds the fixed price. Alternatively, if the price of fuel paid by us is less than the fixed price, we pay the difference to the AMC each month.
     The Commercial Charter segment provides aircraft charters to freight forwarders, airlines and other air cargo customers. Charters are often paid in advance and we typically bear the direct operating costs.
     The Dry Leasing segment provides for the leasing of aircraft and engines to customers.
     Other represents revenue for services that are not allocated to any segment, including administrative and management support services, and flight simulator training.
     The following table sets forth Operating Revenue and Direct Contribution for our reportable business segments reconciled to Operating Income and Income before Income Taxes:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Operating Revenue:
ACMI	$146,035	$112,403
AMC Charter	81,176	121,584
Commercial Charter	65,536	56,653
Dry Leasing	1,543	1,378
Other	3,316	3,214

Total Operating Revenue	$297,606	$295,232

Direct Contribution:
ACMI	$22,271	$21,395
AMC Charter	14,199	40,610
Commercial Charter	9,040	13,680
Dry Leasing	828	872

Total Direct Contribution for Reportable Segments	46,338	76,557

Add back (subtract):
Unallocated income and expenses	(29,772)	(23,888)
Gain on sale of aircraft	120	1,222

Income before Income Taxes	16,686	53,891

Add back (subtract):
Interest income	(5,115)	(3,906)
Interest expense	10,296	10,070
Capitalized interest	(5,417)	(3,089)
Other (Income) Expense, net	41	(8,835)

Operating Income	$16,491	$48,131

7. Commitments and Contingencies
     In 2006, we entered into an agreement with The Boeing Company (“Boeing”) providing for our purchase of 12 747-8F aircraft (the “Boeing 747-8F Agreement”). The Boeing 747-8F Agreement provided for deliveries of the aircraft to begin in 2010, with all 12 deliveries originally contractually scheduled for delivery by the end of 2011. In addition, the Boeing 747-8F Agreement provides us with rights to purchase up to an additional 14 747-8F aircraft, of which one is being held under option with a designated delivery month. In 2009, Boeing announced a delay and proposed a new delivery schedule for our deliveries.

     In March 2010, we entered into an agreement with Boeing to reschedule the delivery of our 747-8F aircraft and option aircraft under the Boeing 747-8F Agreement with the first delivery occurring in early 2011. Estimated expenditures, as well as estimated amounts for contractual price escalations and advance payments, are $905.6 million for the remainder of 2011, $546.0 million in 2012 and $196.9 million in 2013.
     In September 2010, Boeing announced a further delay and proposed a new delivery schedule for certain of our deliveries. Boeing has agreed with us to suspend payments for the delayed aircraft under the above agreement until a revised delivery and payment schedule has been agreed upon.
8. Labor and Legal Proceedings
Labor
     Crewmembers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represented approximately 52.0% of our workforce as of March 31, 2011. We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of our employees.
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
     We received the integrated seniority lists and the parties have concluded negotiations for a SCBA. In accordance with both the Atlas and Polar contracts, an arbitrator was assigned to resolve the few open contract issues that remained after we concluded negotiations. Those issues were submitted to the arbitrator in December 2010 for final and binding interest arbitration. We have continued to coordinate with the IBT to implement the SCBA upon receipt of the arbitrator’s decision, which is expected during 2011.
     In 2009, the IBT was certified as the collective bargaining representative of the dispatchers employed by Atlas and Polar. Formal negotiations began in 2009 between the IBT and us regarding the first collective bargaining agreement for these dispatchers. Other than the crewmembers and dispatchers, there are no other Atlas or Polar employees represented by a union.
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
     As a result of the DOJ Investigation, the Company and Old Polar have been named defendants, along with a number of other cargo carriers, in several class actions in the United States arising from allegations about the pricing practices of a number of air cargo carriers that have now been consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company and Old Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges, in violation of United States, state, and European Union antitrust laws. The suit seeks treble damages and injunctive relief. The defendants moved to dismiss the consolidated complaint, and on September 26, 2008, the Magistrate Judge who heard the motion to dismiss issued a decision recommending that the Federal District Court Judge grant the defendants’ motion to dismiss. The Magistrate Judge recommended that plaintiffs’ claims based on the United States antitrust laws be dismissed without prejudice so that plaintiffs have an opportunity to cure the defects in their complaint by pleading more specific facts, if they have any, relevant to their federal claims. The Magistrate Judge recommended that the plaintiffs’ claims based on state and European Union laws be dismissed with prejudice. Both plaintiffs and defendants objected to portions of the Magistrate Judge’s Report and Recommendation. In 2009, the Federal District Court Judge issued an opinion and order, accepting the Magistrate Judge’s Report and Recommendation, except for the Magistrate Judge’s recommendation that the complaint be dismissed in its entirety, instead maintaining the claims under the United States antitrust laws on the grounds that the consolidated complaint was sufficiently detailed to withstand a motion to dismiss. Old Polar and the other defendants moved for reconsideration of that portion of the Federal District Court Judge’s decision which motion was denied on March 22, 2010. The plaintiffs moved to join Polar Air Cargo Worldwide, Inc. as a defendant in this case on February 10, 2011. The Federal District Court Judge granted the plaintiffs’ motion on April 13, 2011. Pre-trial written and document discovery and depositions are ongoing. We are unable to predict the outcome of this litigation.
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
Brazilian Customs Claim
     Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $11.9 million and $6.5 million, respectively, plus interest based on March 31, 2011 exchange rates.
     In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as necessary. In the pending claim for $11.9 million, we received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.
     We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.
Trademark Matters
     Since 2005, we have been involved in ongoing litigation in Europe against Atlas Transport, an unrelated and unaffiliated entity, over the use of the name “Atlas”. Following application by us to register the mark “ATLAS AIR” in the European Union (“EU”), opposition from Atlas Transport and follow-up filings by us, the Office for Harmonization in the Internal Market (“OHIM”), which handles trademark matters in the EU, declared Atlas Transport’s own trademark “ATLAS” partially invalid because of the prior existence of our Benelux trademark registration. In 2008, OHIM’s First Board of Appeal upheld the lower panel’s decision, and Atlas Transport appealed that decision to the EU General Court (formally the Court of First Instance), where it remains pending.

     In 2007, Atlas Transport also filed a lawsuit in the Netherlands challenging the validity of our Benelux trademark. In 2009, following completion of its proceedings, the court issued a judgment in favor of us. Atlas Transport has appealed that decision to the Dutch Court of Appeal, but the judgment took effect immediately upon entry.
     In 2009, Atlas Transport instituted a trademark infringement lawsuit against us in the regional court in Hamburg, Germany. The amended complaint alleges that Atlas Air has been unlawfully using Atlas Transport’s trademark in Germany without permission and should be required to render information on the scope of use and pay compensation. In a supplementary motion, Atlas Transport asserts a cease and desist claim against Atlas Air, to be considered if the court denies the claim for compensation. The court is expected to decide the matter in May 2011.
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
9. Earnings Per Share
     Basic earnings per share (“EPS”) represents net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive restricted shares and options that were out of the money and excluded for the three months ended March 31, 2011, were zero and for the three months ended March 31, 2010, were 0.1 million.
     The calculations of basic and diluted EPS for the periods described below were as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Numerator:
Net Income Attributable to Common Stockholders	$10,516	$33,785

Denominator:
Basic EPS weighted average shares outstanding	26,041	25,583
Effect of dilutive stock options and restricted stock	248	309

Diluted EPS weighted average shares outstanding	26,289	25,892

EPS:
Basic	$0.40	$1.32

Diluted	$0.40	$1.30

     Diluted shares reflect the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include restricted shares and units in which performance or market conditions were not satisfied of 0.3 million for the three months ended March 31, 2011 and 0.4 million for the three months March 31, 2010.

10. Income Taxes
     Our effective income tax rates were 37.3% for the three months ended March 31, 2011 and 37.6% for the three months ended March 31, 2010. The effective rates differ from the U.S. federal statutory rate due to the income tax impact of global operations, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to our projected operating results for the year.
11. Subsequent Events
     On April 1, 2011, we repaid $46.9 million of loans outstanding under our PDP financing facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our unaudited Financial Statements appearing in this report and our audited consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K.
Background
Certain Terms — Glossary
     The following represents terms and statistics specific to the airline and cargo industries. They are used by management to evaluate and measure operations, results, productivity and efficiency.

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

C Check	High-level or “heavy” airframe maintenance checks, which are more intensive in scope than line maintenance, are generally performed between 18 and 24 months depending on aircraft type.

D Check	High-level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six to nine years depending on aircraft type.

Revenue Per Block Hour	An amount calculated by dividing operating revenues by Block Hours.

Yield	The average amount a customer pays to fly one ton of cargo one mile.
Business Overview
     We are a leading global provider of outsourced aircraft and aviation operating services. As such, we manage and operate the world’s largest fleet of Boeing 747 freighters. We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale. Our customers include airlines, express delivery providers, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.
     Our primary service offerings encompass the following:
•	ACMI, whereby we provide outsourced aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and yield risk. ACMI contracts typically range from three to five years. Included within ACMI is the provision of Express Network ACMI, whereby we provide 747-400 aircraft to Polar that service the requirements of DHL’s global express operations and meet the needs of other Polar customers;

•	CMI, which is also part of our ACMI business segment, whereby we provide outsourced aircraft operating solutions including the provision of crew, maintenance and insurance, while customers provide the aircraft and assume fuel, demand and yield risk. We began performing CMI services during 2010;

•	Dry Leasing, whereby we provide aircraft and/or engine leasing solutions to third parties;

•	AMC Charter services, whereby we provide air cargo services for the AMC. The AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs; and

•	Commercial Charter, whereby we provide aircraft charters to customers, including brokers, freight forwarders, direct shippers and airlines. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs.

     We look to achieve our growth plans to enhance stakeholder value through:
•	Delivering superior service quality to our valued customers;

•	Actively managing our fleet with a focus on leading-edge aircraft;

•	Diversifying our service offerings;

•	Focusing on securing long-term contracts with attractive terms;

•	Driving significant ongoing efficiencies and productivity improvements;

•	Selectively pursuing and evaluating future acquisitions and alliances; and

•	Building our brand and increasing our market share.
     See “Business Overview” and “Business Strategy” in our 2010 Annual Report on Form 10-K for additional information.
Business Developments
     Our ACMI results for the first quarter of 2011, compared to the same period in 2010, were positively impacted by the following events that occurred during 2010:
•	In May 2010, we began to fly on a CMI basis for SonAir — Serviço Aéreo, S.A. (“SonAir”), an agent of the United States-Africa Energy Association. SonAir is a wholly owned subsidiary of the Sonangol Group, the multinational energy company of Angola. This passenger service, known as the “Houston Express”, operates three weekly nonstop roundtrip flights between Houston, Texas and Luanda, Angola on two newly customized 747-400 passenger aircraft provided by SonAir.

•	In July 2010, we began to fly CMI service for Boeing to operate their Dreamlifter fleet of four modified 747-400 aircraft. These aircraft transport major sub-assemblies for the Boeing 787 Dreamliner aircraft from suppliers around the world to Boeing production facilities in the United States.

•	In September 2010, we began ACMI flying for TNT Airways (“TNT”). Under the ACMI agreement, we provide service for TNT’s international express air network, which is based at TNT’s European hub in Liege, Belgium.

•	In October 2010, we began ACMI flying for a second 747-400 aircraft for Panalpina Air & Ocean Ltd (“Panalpina”). This aircraft is based at Panalpina’s European hub in Luxembourg.
     During the first quarter of 2011, we signed an ACMI agreement with DHL for two additional 747-400 aircraft to operate in their Express Network ACMI business. This increases the size of our Express Network ACMI flying for DHL from six to eight aircraft. These two additional aircraft were placed in service at the end of March 2011.
     AMC demand was exceptionally strong during the first quarter of 2010 primarily due to the surge in U.S. Military activity in Afghanistan. During that period, we flew a significant number of missions in support of the U.S. Military’s deployment of mine resistant, ambush-protected, all-terrain vehicles (“M-ATV”) from the U.S. to Afghanistan and averaged approximately 1,800 Block Hours a month. We also earned a premium rate for utilizing additional 747-400 aircraft to meet most of this demand. In the first quarter of 2011, we averaged approximately 1,400 Block Hours per month.
     In April 2011, we received approval to commence flying passenger charters for the U.S. Military. These charters are similar to our existing AMC Charters in that the AMC will pay a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs. We expect to begin offering this service in May 2011 utilizing the 747-400 passenger aircraft we took delivery of in January 2011.
     Commercial Charter Yields and volumes were robust during the first quarter of 2010 due to the utilization of the return flights from one-way AMC missions. Commercial Charter Yields and volumes have been negatively impacted by the return of aircraft capacity in the Asian markets during the first quarter of 2011. As a result, the Commercial Charter Yields were not able to fully absorb the sharp rise in aviation fuel prices that occurred during the quarter. While we were able to recover most of this increase in the South American markets through Yields and fuel surcharges, we were not able to fully recover these increases in the Asian markets.
     In January and February 2011, we leased two 747-400 Boeing converted freighters for an average of approximately three and a half years, one of which was placed in service during April 2011. The second will be placed in service during the second quarter of 2011. These two aircraft will provide us with increased capacity.
     Also in April 2011, Titan purchased a Boeing 737-800 passenger aircraft, its first such acquisition, that is being dry leased to a customer on a long-term basis.
Results of Operations
Three Months Ended March 31, 2011 and 2010
Operating Statistics
     The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.
     The table below sets forth selected Operating Statistics for the three months ended March 31:

			Increase /	Percent
	2011	2010	(Decrease)	Change
Block Hours
ACMI	23,699	19,421	4,278	22.0%
AMC Charter	4,130	5,498	(1,368)	(24.9)%
Commercial Charter	3,165	2,816	349	12.4%
Other	216	108	108	100.0%

Total Block Hours	31,210	27,843	3,367	12.1%

Revenue Per Block Hour
ACMI	$6,162	$5,788	$374	6.5%
AMC Charter	19,655	22,114	(2,459)	(11.1)%
Commercial Charter	20,706	20,118	588	2.9%

Fuel
AMC
Average fuel cost per gallon	$2.95	$2.68	$0.27	10.1%
Fuel gallons consumed (000s)	13,365	16,079	(2,714)	(16.9)%
Commercial Charter
Average fuel cost per gallon	$3.06	$2.23	$0.83	37.2%
Fuel gallons consumed (000s)	11,336	9,620	1,716	17.8%

Fleet (average during the period)
ACMI*	21.0	16.8	4.2	25.0%
AMC Charter	4.9	7.6	(2.7)	(35.5)%
Commercial Charter	3.6	3.4	0.2	5.9%
Dry Leasing	1.0	0.2	0.8	NM

Operating Aircraft	30.5	28.0	2.5	8.9%

Out-of-service**	0.9	0.2	0.7	NM

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.

Operating Revenue
     The following table compares our Operating Revenue for the three months ended March 31 (in thousands):

			Increase /	Percent
	2011	2010	(Decrease)	Change
Operating Revenue
ACMI	$146,035	$112,403	$33,632	29.9%
AMC Charter	81,176	121,584	(40,408)	(33.2)%
Commercial Charter	65,536	56,653	8,883	15.7%
Dry Leasing	1,543	1,378	165	12.0%
Other	3,316	3,214	102	3.2%

Total Operating Revenue	$297,606	$295,232	$2,374	0.8%

     ACMI revenue increased by $33.6 million, or 29.9%, in the first quarter of 2011 compared to 2010 due to an increase in Block Hours and Revenue per Block Hour. ACMI Block Hours were 23,699 in the first quarter of 2011, compared to 19,421 in 2010, representing an increase of 4,278 Block Hours, or 22.0%. The increase in Block Hours was driven by the startup of ACMI flying for TNT in September 2010, the second aircraft for Panalpina in October 2010, CMI passenger flights for SonAir in May 2010 and CMI Dreamlifter flights for Boeing in July 2010. In the first quarter of 2011, there was an average of 20.7 747-400 aircraft and 0.3 747-200 aircraft supporting ACMI compared to an average of 16.7 747-400 aircraft and 0.1 747-200 aircraft for the first quarter of 2010. Revenue per Block Hour was $6,162 for the first quarter of 2011, compared to $5,788 for the first quarter of 2010, an increase of $374 per Block Hour, or 6.5%. The increase in Revenue per Block Hour primarily reflects contractual rate increases in existing contracts and higher rates on new customer contracts.
     AMC Charter revenue decreased $40.4 million, or 33.2%, due to a decrease in Block Hours and lower Revenue per Block Hour. AMC Charter Block Hours were 4,130 in the first quarter of 2011 compared to 5,498 in 2010, a decrease of 1,368 Block Hours, or 24.9%. The decrease in AMC Block Hours was primarily due to the reduction in AMC demand to support U.S. Military activity in Afghanistan. During the first quarter of 2010, we flew a significant number of missions in support of the U.S. Military’s deployment of M-ATVs from the U.S. to Afghanistan and averaged approximately 1,800 Block Hours a month. During the first quarter of 2011, we averaged approximately 1,400 Block Hours a month. AMC Charter Revenue per Block Hour decreased from $22,114 for the first quarter of 2010 to $19,655 for 2011, a decrease of $2,459 per Block Hour, or 11.1%, primarily due to the premium earned on M-ATV missions flown on our 747-400 aircraft during 2010. Partially offsetting this decrease was an increase in the average “pegged” fuel price. For the first quarter of 2011, the AMC average “pegged” fuel price was $2.95 per gallon compared to an average “pegged” fuel price of $2.68 for the first quarter of 2010. In the first quarter of 2011, there was an average of 0.9 747-400 aircraft and 4.0 747-200 aircraft supporting AMC Charter compared to an average of 3.1 747-400 aircraft and 4.5 747-200 aircraft for the first quarter in 2010.
     Commercial Charter revenue increased $8.9 million, or 15.7%, due to an increase in flying and an increase in Revenue per Block Hour. Commercial Charter Block Hours were 3,165 in the first quarter of 2011, compared to 2,816 in the same period of 2010, representing an increase of 349 Block Hours, or 12.4%, as a result of the increased demand in flying charters to and from South America. Revenue per Block Hour was $20,706 in the first quarter of 2011, compared to $20,118 in 2010, an increase of $588 per Block Hour, or 2.9%. This increase in Revenue per Block Hour is the result of higher Yields in South America driven primarily by an increase in demand and the recovery of aircraft fuel costs during the first quarter of 2011. However, Commercial Charter Yields and volumes in the Asian markets have been negatively impacted by the return of aircraft capacity in these markets during the first quarter of 2011. In the first quarter of 2011, there was an average of 2.0 747-400 aircraft and 1.6 747-200 aircraft supporting Commercial Charter, compared to an average of 2.2 747-400 aircraft and 1.2 747-200 aircraft for the first quarter in 2010.

Operating Expenses
     The following table compares our Operating Expenses for the three months ended March 31 (in thousands):

			Increase /	Percent
	2011	2010	(Decrease)	Change
Operating Expenses
Aircraft fuel	$74,167	$64,590	$9,577	14.8%
Salaries, wages and benefits	61,764	61,362	402	0.7%
Maintenance, materials and repairs	50,069	31,617	18,452	58.4%
Aircraft rent	38,354	38,150	204	0.5%
Landing fees and other rent	11,340	11,709	(369)	(3.2)%
Depreciation and amortization	8,330	9,079	(749)	(8.2)%
Travel	9,122	7,615	1,507	19.8%
Ground handling and airport fees	5,302	4,923	379	7.7%
Gain on disposal of aircraft	(120)	(1,222)	(1,102)	90.2%
Other	22,787	19,278	3,509	18.2%

Total Operating Expenses	$281,115	$247,101	$34,014	13.8%

     Aircraft fuel increased $9.6 million, or 14.8%, as a result of approximately $12.1 million in fuel price increases partially offset by $2.5 million in decreased consumption. The average fuel price per gallon for the Commercial Charter business was approximately $3.06 for the first quarter of 2011, compared to approximately $2.23 in the first quarter of 2010, an increase of 37.2%. Fuel consumption for this business increased by 1.7 million gallons, or 17.8%, commensurate with the increase in Block Hours operated. The average fuel price per gallon for the AMC Charter business was approximately $2.95 in the first quarter of 2011, compared to approximately $2.68 in the first quarter of 2010, an increase of 10.1%. AMC fuel consumption decreased by 2.7 million gallons, or 16.9%, commensurate with the decrease in Block Hours operated. We do not incur fuel expense in our ACMI business as the cost of fuel is borne by the customer.
     Salaries, wages and benefits increased $0.4 million, or 0.7%, primarily driven by higher Block Hours partially offset by lower profit sharing and incentive compensation.
     Maintenance, materials and repairs increased $18.5 million, or 58.4%, due to increased engine overhauls of $9.8 million, increased line and other non-heavy maintenance expense of approximately $5.5 million and increased heavy airframe check expense of approximately $3.1 million. Heavy maintenance events and engine overhauls for the three months ended March 31, 2011 and 2010 are listed in the following table:

			Increase /
Events	2011	2010	(Decrease)
747-200 C Checks	—	1	(1)
747-400 C Checks	1	5	(4)
747-400 D Checks	3	1	2
CF6-50 engine overhauls	2	—	2
CF6-80 engine overhauls	5	3	2
     Depreciation and amortization decreased $0.7 million, or 8.2%, primarily due to decreased depreciation on 747-200 aircraft.
     Travel increased $1.5 million, or 19.8%, primarily due to an increase in crew travel related to the higher volume of Block Hours in 2011 and ground staff travel related to on-boarding new aircraft and maintenance activities.
     Gain on disposal of aircraft resulted from the sale of four retired engines during the first quarter of 2011 compared with the sale of one spare engine and five retired engines during the first quarter of 2010.
     Other operating expenses increased $3.5 million, or 18.2%, primarily due to an increase in freight related to the movement of 747-200 spare parts and engines to be utilized on aircraft in lieu of incurring more costly repairs and contract services for flight attendants.

Non-operating Expenses / (Income)
     The following table compares our Non-operating Expenses / (Income) for the three months ended March 31 (in thousands):

			Increase /	Percent
	2011	2010	(Decrease)	Change
Non-operating Expenses / (Income)
Interest income	$(5,115)	$(3,906)	$1,209	31.0%
Interest expense	10,296	10,070	226	2.2%
Capitalized interest	(5,417)	(3,089)	2,328	75.4%
Other expense (income), net	41	(8,835)	(8,876)	(100.5)%
     Interest income increased $1.2 million, or 31%, primarily due to the income generated from an increase in Long-term investments in debt securities (see Note 4 to our Financial Statements).
     Interest expense was relatively unchanged. Higher interest rates on variable debt instruments were partially offset by lower average debt balances. Aggregate long- and short-term debt averaged approximately $481.3 million in 2011 compared to approximately $560.8 million in 2010.
     Capitalized interest increased $2.3 million, or 75.4%, primarily due to higher PDP balances outstanding during the period.
     Other expense (income), net decreased $8.9 million, or 100.5%, primarily due to an $8.8 million litigation settlement received during the first quarter of 2010.
     Income taxes. Our effective income tax rates were 37.3% for the three months ended March 31, 2011 and 37.6% for the three months ended March 31, 2010. Our effective rates differ from the U.S. federal statutory rate primarily due to the income tax impact of global operations, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to our projected operating results for the year.
Segments
     The following table compares the Direct Contribution for our reportable segments (see Note 6 to our Financial Statements for the reconciliation to Operating income) for the three months ended March 31 (in thousands):

			Increase /	Percent
	2011	2010	(Decrease)	Change
Direct Contribution:
ACMI	$22,271	$21,395	$876	4.1%
AMC Charter	14,199	40,610	(26,411)	(65.0)%
Commercial Charter	9,040	13,680	(4,640)	(33.9)%
Dry Leasing	828	872	(44)	(5.0)%

Total Direct Contribution	$46,338	$76,557	$(30,219)	(39.5)%

Unallocated income and expenses	$29,772	$23,888	$5,884	24.6%

ACMI Segment
     Direct Contribution related to the ACMI segment increased $0.9 million, or 4.1%, primarily due to increased Block Hours offset by increased operating expense. During the first quarter of 2011, there was an average of 20.7 747-400 aircraft and 0.3 747-200 aircraft supporting ACMI compared to an average of 16.7 747-400 aircraft and 0.1 747-200 aircraft supporting ACMI in the first quarter of 2010. The increase in Block Hours was driven by the startup of ACMI flying for TNT in September 2010, the second aircraft for Panalpina in October 2010, CMI passenger flights for SonAir in May 2010 and CMI Dreamlifter flights for Boeing in July 2010. ACMI Direct Contribution was also impacted by the timing of heavy maintenance and increased crew and line maintenance expenses driven by the increased flying. Partially offsetting these decreases was an increase in contribution from our investment in debt securities related to Atlas EETCs, which had the effect of reducing our ownership costs of 747-400s on a per Block Hour basis.
AMC Charter Segment
     Direct Contribution related to the AMC Charter segment decreased $26.4 million, or 65.0%, primarily due to decreased Block Hours and Revenue per Block Hour. The decrease in AMC Block Hours was primarily due to the reduction in AMC demand to support U.S. Military activity in Afghanistan. AMC Charter Revenue per Block Hour decreased as a result of the reduction in the premium earned on M-ATV missions flown on our 747-400 aircraft in 2010. Also contributing to the decrease in AMC Direct Contribution were increases in heavy maintenance expense and line maintenance costs on 747-200s. Partially offsetting these increases was an improvement in ownership costs from the redeployment of 747-400 aircraft when M-ATV missions were completed in 2010. The 747-400 aircraft have higher ownership costs than 747-200 aircraft, and a greater portion of the flying in the first quarter of 2010 was done by 747-400 aircraft than in the first quarter of 2011. During the first quarter of 2011, there was an average of 0.9 747-400 aircraft and 4.0 747-200 aircraft supporting AMC Charter compared to an average of 3.1 747-400 aircraft and 4.5 747-200 aircraft supporting AMC Charter in the first quarter of 2010.
Commercial Charter Segment
     Direct Contribution related to the Commercial Charter segment decreased $4.6 million, or 33.9%, primarily due to Commercial Charter Yields and volumes that were negatively impacted by the return of aircraft capacity in the Asian markets coupled with the sharp rise in aviation fuel prices that occurred during the first quarter of 2011. In addition, increased heavy maintenance expense more than offset the improvements in Commercial Charter Revenue per Block Hour and our increased flying in the South American markets. During the first quarter of 2011, there was an average of 2.0 747-400 aircraft and 1.6 747-200 aircraft supporting Commercial Charter compared to an average of 2.2 747-400 aircraft and 1.2 747-200 aircraft supporting Commercial Charter in the first quarter of 2010.
Dry Leasing Segment
     Direct Contribution related to the Dry Leasing segment was relatively unchanged. During the first quarter of 2011, we had 1.0 757-200SF aircraft on Dry Lease compared to an average of 0.2 757-200SF aircraft on Dry Lease during the first quarter of 2010.
Unallocated income and expenses
     Unallocated income and expenses increased $5.9 million, or 24.6%, primarily related to a favorable litigation settlement of $8.8 million received in 2010.
Reconciliation of GAAP to non-GAAP Financial Measures
     To supplement our Financial Statements presented in accordance with GAAP, we present certain non-GAAP financial measures to assist in the evaluation of the performance of our business. These non-GAAP measures include Adjusted Net Income Attributable to Common Stockholders and Adjusted Diluted EPS, which exclude certain items. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
     We use these non-GAAP financial measures in assessing the performance of our ongoing operations and in planning and forecasting future periods. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance.

     The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP measures (in thousands, except per share data):

	For the Three Months Ended
			Percent
	March 31, 2011	March 31, 2010	Change
Net Income Attributable to Common Stockholders	$10,516	$33,785	(68.9%)
After-tax impact from:
Litigation settlement received	—	(5,513)
Gain on disposal of aircraft	(76)	(770)

Adjusted Net Income Attributable to Common Stockholders	$10,440	$27,502	(62.0%)

Diluted EPS	$0.40	$1.30	(69.2%)
After-tax impact from:
Litigation settlement received	—	(0.21)
Gain on disposal of aircraft	—	(0.03)

Adjusted Diluted EPS	$0.40	$1.06	(62.3%)

Liquidity and Capital Resources
     At March 31, 2011, we had cash and cash equivalents of $576.8 million, compared to $588.9 million at December 31, 2010, a decrease of $12.1 million, or 2.1%. The decrease was driven by net cash used for investing activities of $10.2 million and net cash used for financing activities of $16.0 million, partially offset by cash provided by operating activities of $14.1 million.
     In February 2011, we entered into a term loan commitment in the amount of $240 million for a period of twelve years with a syndicate of four banks (the “2011 Term Loan”). The 2011 Term Loan, when drawn, will be secured by a mortgage on two future 747-8F aircraft deliveries.
     In April 2011, we repaid $46.9 million of our PDP financing facility.
     Operating Activities. Net cash provided by operating activities for the first three months of 2011 was $14.1 million, compared to $49.5 million for 2010. The decrease was primarily due to a reduction in net income, excluding non-cash items and an increase in other current assets.
     Investing Activities. Net cash used for investing activities was $10.2 million for the first three months of 2011, consisting primarily of capital expenditures of $11.5 million, which included capitalized interest on our 747-8F aircraft order of $5.4 million, partially offset by proceeds from short-term investments of $1.2 million. Capital expenditures for the first three months of 2011 were funded through working capital. Net cash used for investing activities was $119.3 million for the first three months of 2010, consisting primarily of capital expenditures of $21.9 million, which included capitalized interest on our Boeing 747-8F aircraft order of $3.1 million, and $100.1 million of investments in debt securities, partially offset by proceeds from the sale of aircraft of $1.8 million. Capital expenditures for the first three months of 2010 were funded through working capital, although we subsequently funded $8.1 million for the 757-200SF that we purchased.
     Financing Activities. Net cash used for financing activities was $16.0 million for the first three months of 2011, which primarily reflects $13.0 million of payments on long-term debt obligations and $9.1 million in purchases of treasury stock to settle employment taxes on the vesting of restricted stock for management, partially offset by proceeds from stock option exercises of $3.3 million. Net cash used for financing activities was $11.3 million for the first three months of 2010, which primarily reflected $10.8 million of payments on long-term debt obligations.
     We consider cash on hand and short-term investments, our PDP financing facility and net cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures during 2011. Capital expenditures for the remainder of 2011 are expected to be approximately $85.7 million, which excludes PDPs, aircraft and capitalized interest. Our 747-8F aircraft PDP requirements have currently been suspended until we agree on a new delivery and payment schedule with Boeing.
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
     Our U.S. cash income tax payments in 2011 will be commensurate with our earnings and limitations on the utilization of net operating losses. As a result of recently enacted tax legislation, we can deduct 100% of the cost of qualified assets placed in service during 2011 or 2012 and 50% of the cost of qualified assets placed in service during 2013. Based upon a delivery schedule proposed by Boeing, we expect a substantial portion of our order for new 747-8F aircraft will qualify for this bonus tax depreciation, which would reduce or eliminate our U.S. federal income tax payments starting in the year we take delivery of qualified aircraft. As a result, we expect to receive a refund of almost all U.S. federal cash income tax paid in 2011. Furthermore, two of our foreign branch operations and one subsidiary are subject to income tax in Hong Kong, but we believe that these entities will have sufficient tax loss carryforwards to offset projected taxable income in 2011. We expect to pay no significant foreign income taxes in any other jurisdictions.
Debt Agreements
     See the 2010 Annual Report on Form 10-K for a description of our debt obligations and amendments thereto.
     On February 11, 2011, we entered into the 2011 Term Loan commitment in the amount of $240 million for a period of twelve years with a syndicate of four banks. The 2011 Term Loan, when drawn, will be secured by a mortgage on two future 747-8F aircraft deliveries. In connection with entering into the 2011 Term Loan, we have agreed to pay usual and customary commitment and other fees. Borrowings under the 2011 Term Loan will accrue interest at a variable rate, payable quarterly, at LIBOR plus a margin. The 2011 Term Loan contains customary covenants and events of default. Upon the occurrence and during the continuance of an event of default, the 2011 Term Loan is cross-defaulted to our PDP financing facilities.
Off-Balance Sheet Arrangements
     Seventeen of our thirty-one operating aircraft are under operating leases (this excludes aircraft provided by CMI customers). Six are leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed price options were restructured to reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that would obligate us to absorb decreases in value or entitle us to participate in increases in the value of the aircraft. We have not consolidated any additional aircraft in the related trusts upon application of accounting for consolidations, because we are not the primary beneficiary based on the fact that all fixed price options were restructured to reflect a fair market value purchase option. In addition, we reviewed the other eleven Atlas aircraft that are under operating leases but not financed through a trust and determined that none of them would be consolidated upon the application of accounting for consolidations. Our maximum exposure under all operating leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 10 to the audited consolidated financial statements in the AAWW Annual Report on Form 10-K.
     There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2011.
Recent Accounting Pronouncements
     None.
Forward Looking Statements

     This Quarterly Report on Form 10-Q (this “Report”), as well as other reports, releases and written and oral communications issued or made from time to time by or on behalf of AAWW, contain statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements are based on management’s beliefs, plans, expectations and assumptions, and on information currently available to management. Generally, the words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “project,” “estimate” and similar expressions used in this Report that do not relate to historical facts are intended to identify forward-looking statements.
     The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2010. Many of such factors are beyond AAWW’s control and are difficult to predict. As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements. AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For a discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2010 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     With respect to the fiscal quarter ended March 31, 2011, the information required in response to this Item is set forth in Note 8 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.
ITEM 6. EXHIBITS
   a. Exhibits
     See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.
Dated: May 3, 2011	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: May 3, 2011	/s/ Spencer Schwartz
Spencer Schwartz
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.