Form 10-Q
period 2011-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2011-08-02
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2011, there were 26,282,856 shares of the registrant’s Common Stock outstanding.

Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 (unaudited)	1

Consolidated Statements of Operations for the Three and Six Months ended June 30, 2011 and 2010 (unaudited)	2

Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010 (unaudited)	3

Consolidated Statements of Stockholders’ Equity as of and for the Six Months ended June 30, 2011 and 2010 (unaudited)	4

Notes to Unaudited Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 6. Exhibits	29

Signatures	30

Exhibit Index	31
EX-4
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Atlas Air Worldwide Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$462,011	$588,852
Short-term investments	7,739	6,211
Accounts receivable, net of allowance of $1,668 and $1,900, respectively	83,423	78,334
Prepaid maintenance	33,271	26,102
Deferred taxes	3,721	3,721
Prepaid expenses and other current assets	28,430	24,212

Total current assets	618,595	727,432
Property and Equipment
Flight equipment	853,699	766,681
Ground equipment	31,308	29,124
Less: accumulated depreciation	(148,536)	(138,851)
Purchase deposits for flight equipment	369,266	336,969

Property and equipment, net	1,105,737	993,923
Other Assets
Long-term investments and accrued interest	130,383	127,094
Deposits and other assets	48,850	45,026
Intangible assets, net	42,364	42,627

Total Assets	$1,945,929	$1,936,102

Liabilities and Equity
Current Liabilities
Accounts payable	$36,984	$22,954
Accrued liabilities	168,462	149,892
Current portion of long-term debt	51,530	96,197

Total current liabilities	256,976	269,043
Other Liabilities
Long-term debt	364,696	391,036
Deferred taxes	106,681	103,150
Other liabilities	128,136	122,783

Total other liabilities	599,513	616,969
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,437,520 and 26,955,923 shares issued, 26,282,856 and 25,937,014, shares outstanding (net of treasury stock), at June 30, 2011 and December 31, 2010, respectively	274	270
Additional paid-in-capital	519,208	505,297
Treasury stock, at cost; 1,154,664 and 1,018,909 shares, respectively	(41,374)	(32,248)
Accumulated other comprehensive income	10	458
Retained earnings	607,030	572,666

Total stockholders’ equity	1,085,148	1,046,443
Noncontrolling interest	4,292	3,647

Total equity	$1,089,440	$1,050,090

Total Liabilities and Equity	$1,945,929	$1,936,102

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Operating Revenue
ACMI	$160,442	$126,829	$306,477	$239,232
AMC charter	112,473	109,224	193,649	230,808
Commercial charter	71,067	114,828	136,603	171,481
Dry leasing	2,134	1,849	3,677	3,227
Other	3,458	3,451	6,775	6,665

Total Operating Revenue	$349,574	$356,181	$647,181	$651,413

Operating Expenses
Aircraft fuel	100,358	83,525	174,525	148,115
Salaries, wages and benefits	61,498	60,071	123,262	121,433
Maintenance, materials and repairs	46,860	39,603	96,929	71,220
Aircraft rent	41,567	38,183	79,921	76,333
Landing fees and other rent	12,603	12,778	23,943	24,487
Depreciation and amortization	8,775	8,567	17,105	17,646
Travel	9,922	7,798	19,044	15,413
Ground handling and airport fees	5,803	6,299	11,105	11,222
Gain on disposal of aircraft	(181)	(2,158)	(301)	(3,380)
Other	24,750	38,197	47,537	57,475

Total Operating Expenses	311,955	292,863	593,070	539,964

Operating Income	37,619	63,318	54,111	111,449

Non-operating Expenses / (Income)
Interest income	(5,080)	(5,224)	(10,196)	(9,130)
Interest expense	9,912	10,150	20,208	20,220
Capitalized interest	(6,185)	(3,517)	(11,602)	(6,606)
Other (income) expense, net	(406)	213	(364)	(8,622)

Total Non-operating Expenses / (Income)	(1,759)	1,622	(1,954)	(4,138)

Income before income taxes	39,378	61,696	56,065	115,587
Income tax expense	14,907	28,920	21,131	49,200

Net Income	24,471	32,776	34,934	66,387
Less: Net income (loss) attributable to noncontrolling interests	624	115	570	(59)

Net Income Attributable to Common Stockholders	$23,847	$32,661	$34,364	$66,446

Earnings per share:
Basic	$0.91	$1.27	$1.31	$2.59

Diluted	$0.90	$1.25	$1.30	$2.56

Weighted average shares:
Basic	26,269	25,767	26,155	25,676

Diluted	26,491	26,077	26,397	25,985

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Operating Activities:
Net Income Attributable to Common Stockholders	$34,364	$66,446
Net income (loss) attributable to noncontrolling interests	570	(59)

Net Income	34,934	66,387
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	17,105	17,646
Amortization of debt discount	2,428	2,670
Amortization of operating lease discount	1,193	1,166
Amortization of debt issuance costs	147	146
Accretion of debt securities discount	(4,112)	(3,900)
Provision for allowance for doubtful accounts	45	188
Gain on disposal of aircraft	(301)	(3,380)
Deferred taxes	3,824	14,811
Stock-based compensation expense	6,540	7,751
Changes in:
Accounts receivable	(4,081)	(5,098)
Prepaid expenses and other current assets	(15,525)	3,406
Deposits and other assets	(4,254)	(9,518)
Accounts payable and accrued liabilities	35,723	49,745

Net cash provided by operating activities	73,666	142,020
Investing Activities:
Capital expenditures	(129,559)	(34,801)
Investment in debt securities	—	(100,090)
Proceeds from short-term investments	3,468	3,212
Proceeds from disposal of aircraft	770	4,610

Net cash used for investing activities	(125,321)	(127,069)
Financing Activities:
Proceeds from stock option exercises	4,429	1,335
Purchase of treasury stock	(9,126)	(5,713)
Excess tax benefit from stock-based compensation expense	2,946	1,420
Payments of debt	(73,435)	(21,712)

Net cash used for financing activities	(75,186)	(24,670)
Net decrease in cash and cash equivalents	(126,841)	(9,719)
Cash and cash equivalents at the beginning of period	588,852	613,740

Cash and cash equivalents at the end of period	$462,011	$604,021

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income	Earnings	Equity	Interest	Equity
Balance at December 31, 2009	$266	$(26,394)	$481,074	$471	$430,856	$886,273	$2,484	$888,757
Net Income Attributable to Common Stockholders	—	—	—	—	66,446	66,446	(59)	66,387
Other comprehensive loss	—	—	—	(20)	—	(20)	(11)	(31)

Comprehensive income	—	—	—	—	—	66,426	—	66,356
Stock option and restricted stock compensation	—	—	7,751	—	—	7,751	—	7,751
Purchase of 123,535 shares of treasury stock	—	(5,713)	—	—	—	(5,713)	—	(5,713)
Exercise of 50,489 employee stock options	—	—	1,335	—	—	1,335	—	1,335
Issuance of 196,795 shares of restricted stock	2	—	(2)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	1,420	—	—	1,420	—	1,420

Balance at June 30, 2010	$268	$(32,107)	$491,578	$451	$497,302	$957,492	$2,414	$959,906

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income	Earnings	Equity	Interest	Equity
Balance at December 31, 2010	$270	$(32,248)	$505,297	$458	$572,666	$1,046,443	$3,647	$1,050,090
Net Income Attributable to Common Stockholders	—	—	—	—	34,364	34,364	570	34,934
Other comprehensive loss	—	—	—	(448)	—	(448)	75	(373)

Comprehensive income	—	—	—	—	—	33,916	—	34,561
Stock option and restricted stock compensation	—	—	6,540	—	—	6,540	—	6,540
Purchase of 135,755 shares of treasury stock	—	(9,126)	—	—	—	(9,126)	—	(9,126)
Exercise of 105,173 employee stock options	—	—	4,429	—	—	4,429	—	4,429
Issuance of 376,424 shares of restricted stock	4	—	(4)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	2,946	—	—	2,946	—	2,946

Balance at June 30, 2011	$274	$(41,374)	$519,208	$10	$607,030	$1,085,148	$4,292	$1,089,440

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2011
1. Basis of Presentation
     Our consolidated financial statements include the accounts of the holding company Atlas Air Worldwide Holdings, Inc. (“AAWW”) and its consolidated subsidiaries. AAWW is the parent company of its principal operating subsidiary, Atlas Air, Inc. (“Atlas”), and of Polar Air Cargo LLC (“Old Polar”). AAWW is also the parent company of several subsidiaries related to our dry leasing services (collectively referred to as “Titan”). In addition, we are the primary beneficiary of Global Supply Systems Limited (“GSS”), a consolidated subsidiary. AAWW has a 51% equity interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). We record our share of Polar’s results under the equity method of accounting.
     The terms “we,” “us,” “our,” and the “Company” mean AAWW and all entities included in its consolidated financial statements.
     We provide outsourced aircraft and aviation operating services throughout the world, serving Africa, Asia, Australia, Europe, the Middle East, North America and South America through: (i) contractual service arrangements, including contracts through which we provide aircraft to customers and value-added services, including crew, maintenance and insurance (“ACMI”), as well as contracts through which we provide crew, maintenance and insurance, with the customer providing the aircraft (“CMI”); (ii) military charter services (“AMC Charter”); (iii) seasonal, commercial and ad-hoc charter services (“Commercial Charter”); and (iv) dry leasing or sub-leasing of aircraft and engines (“Dry Leasing” or “Dry Lease”).
     The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently, exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2010, which included additional disclosures and a summary of our significant accounting policies. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and 2010, cash flows for the six months ended June 30, 2011 and 2010, and shareholders’ equity as of and for the six months ended June 30, 2011 and 2010.
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
2. Recent Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board amended its guidance on the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income. The new guidance requires that all components of comprehensive income in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance is effective as of the beginning of 2012 and its adoption will not have any impact on our financial condition, results of operations or cash flows.
3. DHL Investment and Polar
     Polar provides air cargo capacity to its customers, including DHL Network Operations (USA), Inc. (“DHL”), through a blocked-space agreement that began on October 27, 2008. The aggregate carrying value of our Polar investment at June 30, 2011 and December 31, 2010 was $5.3 million and was included within Deposits and other assets.
     Polar currently operates six 747-400 freighter aircraft that are subleased from us. An additional two aircraft are operated by Atlas to support the Polar network and DHL through an alliance agreement whereby Atlas provides ACMI services to Polar. We also provide incremental charter capacity to Polar on an as-needed basis. Atlas and Polar have entered into various agreements under which we provide Polar with crew, maintenance and insurance for the subleased aircraft. Collectively, these service agreements and the subleases are referred to as “Express Network ACMI”. We provide Polar with certain management and administrative services under a shared services agreement. In addition, Polar and Atlas provide each other with sales and ground support services under a general sales and services agreement. The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Six Months Ended
Revenue and Expenses:	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
ACMI revenue from Polar	$60,272	$47,081	$106,650	$91,739
Other revenue from Polar	$2,837	$2,837	$5,675	$5,675
Ground handling and airport fees to Polar	$312	$667	$559	$1,115

Accounts receivable/payable as of:	June 30, 2011	December 31, 2010
Receivables from Polar	$3,509	$8,009
Payables to Polar	$7,172	$2,945
4. Concentration of Credit Risk and Significant Customers
     We are exposed to concentration of credit risk by our customers. The following table summarizes our significant exposure to Polar and the U.S. Military Air Mobility Command (“AMC”). We have not experienced credit issues with either of these customers. No other customer accounted for 10.0% or more of our Total Operating Revenue.

	For the Three Months Ended		For the Six Months Ended
Revenue as a % of Total Operating Revenue:	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
AMC	32.2%	30.7%	29.9%	35.4%
Polar	18.1%	14.0%	17.4%	15.0%

	For the Three Months Ended		For the Six Months Ended
Revenue as a % of Total ACMI Revenue:	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Polar	37.6%	37.1%	34.8%	38.3%

Accounts receivable as a % of Total Accounts
receivable, net of allowance, as of:	June 30, 2011	December 31, 2010
AMC	25.1%	10.5%
Polar	4.2%	10.2%
5. Financial Instruments
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
     Long-term investments consist of debt securities for which we have both the ability and the intent to hold until maturity. These investments are classified as held-to-maturity and reported at amortized cost. The fair value of our Long-term investments was based on a discounted cash flow analysis using the contractual cash flows of the investments and a discount rate derived from unadjusted quoted interest rates for debt securities of comparable risk. Such debt securities represent investments in Pass-Through Trust Certificates related to enchanced equipment trust certificates (“EETCs”) issued by Atlas in 1998, 1999 and 2000. Interest on debt securities and accretion of discounts using the effective interest method are included in Interest income.
     The fair value of our EETCs was estimated based on Level 3 inputs. We obtained Level 2 inputs of quoted market prices of our equipment notes and used them as a basis for valuing the EETCs.
     The fair value of our pre-delivery deposit (“PDP”) financing facility and term loans was based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.
     The fair value of our interest rate derivatives was based on Level 2 inputs utilized in expected cash flow models. The incorporated market inputs include the implied forward London InterBank Offered Rate (“LIBOR”) yield curve for the same period as the future interest swap settlements. These derivatives are designated as hedging instruments.
     The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	June 30, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$462,011	$462,011	$462,011	$—	$—
Short-term investments	7,739	7,739	—	—	7,739
Long-term investments and accrued interest	130,383	159,085	—	—	159,085

	$600,133	$628,835	$462,011	$—	$166,824

Liabilities
Interest rate derivatives	$808	$808	$—	$808	$—
1998 EETCs	137,156	153,310	—	—	153,310
1999 EETCs	152,444	161,989	—	—	161,989
2000 EETCs	56,865	62,707	—	—	62,707
Term loans	69,761	69,634	—	—	69,634

	$417,034	$448,448	$—	$808	$447,640

	December 31, 2010
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$588,852	$588,852	$588,852	$—	$—
Short-term investments	6,211	6,211	—	—	6,211
Long-term investments and accrued interest	127,094	157,787	—	—	157,787

	$722,157	$752,850	$588,852	$—	$163,998

Liabilities
1998 EETCs	$145,012	$164,379	$—	$—	$164,379
1999 EETCs	159,043	171,478	—	—	171,478
2000 EETCs	58,485	65,230	—	—	65,230
PDP financing facility	46,871	46,861	—	—	46,861
Term loans	77,822	79,198	—	—	79,198

	$487,233	$527,146	$—	$—	$527,146

     The following table presents the carrying value, gross unrealized gains and fair value of our long-term investments by contractual maturity as of:

	June 30, 2011			December 31, 2010
		Gross Unrealized			Gross Unrealized
	Carrying Value	Gains	Fair Value	Carrying Value	Gains	Fair Value
Debt securities
Due after five but within ten years	$130,383	$28,702	$159,085	$73,356	$18,363	$91,719
Due after ten years	—	—	—	53,738	12,330	66,068

Total	$130,383	$28,702	$159,085	$127,094	$30,693	$157,787

Interest Rate Derivatives
     We are exposed to changes in interest rates for projected issuances of debt related to the future financing of the Boeing 747-8F aircraft that we have on order. We use forward-starting interest rate swaps to effectively fix the interest rate on an anticipated debt issuance in 2011. The use of forward-starting interest rate swaps effectively converts our floating-rate forecasted debt issuance to a fixed rate basis. When entering into forward-starting interest rate swaps, we become exposed to both credit risk and market risk. We are subject to counterparty credit risk when the value of the forward-starting interest rate swaps are a gain and the risk exists that the counterparty will fail to perform under the terms of the contract. We are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the forward-starting interest rate swaps. We manage our counterparty credit risk by only entering into forward-starting interest rate swaps with major financial institutions with investment-grade credit ratings. We manage our market risk by matching the terms of each forward-starting interest rate swap with a specified expected debt issuance. We do not use derivative instruments for trading or speculative purposes.
     We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives used in a projected transaction are highly effective in offsetting changes in cash flows or the fair value of hedged items.
     In May 2011, we entered into two forward-starting interest rate swaps with a total notional value of $237.5 million to hedge the risk of changes in quarterly interest payments due to fluctuations in the forward 90-day LIBOR swap rate for anticipated fixed-rate debt issuances in 2011. We designated these forward-starting interest rate swaps as cash flow hedges. Changes in the fair value of the effective portion of the forward-starting interest rate swaps will be recorded as a gain or loss in other comprehensive income (loss) until the underlying hedged item is recognized in net income. We classify both the net earnings and cash flow impact from these forward-starting interest rate swaps consistent with the underlying hedged item. In the event the debt is not issued and the forward-starting interest rate swaps are terminated, any gain or loss from the termination would be recorded in net income immediately. Hedging ineffectiveness and a net earnings impact would occur if the change in the value of the hedge did not offset the change in the value of the underlying hedged item.
     The forward-starting interest rate swaps outstanding as of June 30, 2011 relate to anticipated debt issuances in the fourth quarter of 2011. The fair value of these forward-starting interest rate swaps was a short-term liability of $0.8 million as of June 30, 2011.
     We recorded unrealized pre-tax and after-tax losses of $0.8 million and $0.5 million in Other comprehensive loss for changes in the fair value of our forward-starting interest rate swaps during both the three and six months ended June 30, 2011. There was no ineffectiveness associated with these hedges during the three and six months ended June 30, 2011.

6. Accrued Liabilities
     Accrued liabilities consisted of the following as of:

	June 30, 2011	December 31, 2010
Maintenance	$68,908	$57,552
Salaries, wages and benefits	24,388	33,542
Aircraft fuel	30,835	17,710
Other	44,331	41,088

Accrued liabilities	$168,462	$149,892

7. Segment Reporting
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
     The AMC Charter segment provides full-planeload charter flights to the U.S. Military. In addition to cargo flights, the AMC Charter segment includes passenger flights, which we began providing in the second quarter of 2011. We also earn commissions on subcontracting certain flying of oversized cargo, or in connection with flying cargo into areas of military conflict where we cannot perform these services on our own. Revenue from the AMC Charter business is typically derived from one-year contracts on a cost-plus basis with the AMC. Our current AMC contract runs from January 1, 2011 through December 31, 2011. Although we are responsible for the direct operating costs of the aircraft, the price paid for fuel consumed during AMC flights is fixed by the U.S. Military. We receive reimbursement from the AMC each month if the price of fuel paid by us to vendors for AMC missions exceeds the fixed price. Alternatively, if the price of fuel paid by us is less than the fixed price, we pay the difference to the AMC each month.
     The Commercial Charter segment provides aircraft charters to freight forwarders, airlines and other air cargo customers. Charters are often paid in advance and we typically bear the direct operating costs.
     The Dry Leasing segment provides for the leasing of aircraft and engines to customers.
     Other represents revenue for services that are not allocated to any segment, including administrative and management support services and flight simulator training.

     The following table sets forth Operating Revenue and Direct Contribution for our reportable business segments reconciled to Operating Income and Income before Income Taxes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Operating Revenue:
ACMI	$160,442	$126,829	$306,477	$239,232
AMC Charter	112,473	109,224	193,649	230,808
Commercial Charter	71,067	114,828	136,603	171,481
Dry Leasing	2,134	1,849	3,677	3,227
Other	3,458	3,451	6,775	6,665

Total Operating Revenue	$349,574	$356,181	$647,181	$651,413

Direct Contribution:
ACMI	$36,795	$30,894	$59,066	$52,288
AMC Charter	19,743	35,666	33,942	76,277
Commercial Charter	8,590	38,487	17,630	52,167
Dry Leasing	1,185	1,255	2,013	2,127

Total Direct Contribution for Reportable Segments	66,313	106,302	112,651	182,859

Add back (subtract):
Unallocated income and expenses	(27,116)	(46,764)	(56,887)	(70,652)
Gain on disposal of aircraft	181	2,158	301	3,380

Income before Income Taxes	39,378	61,696	56,065	115,587

Add back (subtract):
Interest income	(5,080)	(5,224)	(10,196)	(9,130)
Interest expense	9,912	10,150	20,208	20,220
Capitalized interest	(6,185)	(3,517)	(11,602)	(6,606)
Other (Income) Expense, net	(406)	213	(364)	(8,622)

Operating Income	$37,619	$63,318	$54,111	$111,449

8. Commitments and Contingencies
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
     In September 2010, Boeing announced a further delay and proposed a new delivery schedule for certain of our deliveries. In July 2011, Boeing proposed an updated delivery schedule which we are reviewing. That proposed schedule shows that our first 747-8F aircraft is to be delivered early in the fourth quarter of 2011. Boeing has agreed with us to suspend payments for the delayed aircraft under the above agreement until a revised delivery and payment schedule has been agreed upon.
9. Labor and Legal Proceedings
Labor
     The pilots, flight engineers and dispatchers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represented approximately 53.7% of our workforce as of June 30, 2011. We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”) and may incur additional administrative expenses associated with union representation of our employees.

     The collective bargaining agreement for Atlas pilots and flight engineers became amendable in 2006. The collective bargaining agreement for Polar pilots and flight engineers became amendable in 2007. While both units have filed Railway Labor Act “Section 6” notices to begin negotiations for amended agreements, those negotiations have been placed on hold in favor of completing the merger of the two crew forces. In 2004, we initiated steps to merge the represented crewmember bargaining units of Atlas and Polar. The respective collective bargaining agreements provide for a seniority integration process and the negotiation of a single collective bargaining agreement (“SCBA”). This seniority list integration process was completed in 2006.
     We received the integrated seniority lists and the parties have concluded negotiations for a SCBA. In accordance with both the Atlas and Polar contracts, an arbitrator was assigned to resolve the few open contract issues that remained after we concluded negotiations. Those issues were submitted to the arbitrator in December 2010 for final and binding interest arbitration. We have continued to coordinate with the IBT to implement the SCBA upon receipt of the arbitrator’s decision, which is expected during the second half of 2011.
     In 2009, the IBT was certified as the collective bargaining representative of the dispatchers employed by Atlas and Polar. Formal negotiations began in 2009 between the IBT and us regarding the first collective bargaining agreement for these dispatchers. Other than the crewmembers and dispatchers, there are no other Atlas or Polar employees represented by a union.
Legal Proceedings
Department of Justice Investigation and Related Litigation
     In 2010, Old Polar entered into a plea agreement with the United States Department of Justice (the “DOJ”) relating to the previously disclosed DOJ investigation concerning alleged manipulation by cargo carriers of fuel surcharges and other rate components for air cargo services (the “DOJ Investigation”). Under the terms of the agreement, Old Polar will pay a fine of $17.4 million, payable in five annual installments, the first of which was made in November 2010. The fine relates to an alleged agreement by Old Polar with respect to fuel surcharges on cargo shipped from the United States to Australia during the time period from January 2000 through April 2003. The United States District Court for the District of Columbia held a hearing on the plea on November 15, 2010. The court accepted the plea and judgment was entered the following day, finalizing the plea agreement, in the amount of $17.4 million as agreed.
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
Brazilian Customs Claim
     Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $12.5 million and $6.8 million, respectively, plus interest based on June 30, 2011 exchange rates.
     In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as necessary. In the pending claim for $12.5 million, we received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.
     We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.
Trademark Matters
     Since 2005, we have been involved in ongoing litigation in Europe against Atlas Transport, an unrelated and unaffiliated entity, over the use of the name “Atlas”. Following application by us to register the mark “ATLAS AIR” in the European Union (“EU”), opposition from Atlas Transport and follow-up filings by us, the Office for Harmonization in the Internal Market (“OHIM”), which handles trademark matters in the EU, declared Atlas Transport’s own trademark “ATLAS” partially invalid because of the prior existence of our Benelux trademark registration. In 2008, OHIM’s First Board of Appeal upheld the lower panel’s decision, and Atlas Transport appealed that decision to the EU General Court (formally the Court of First Instance), which upheld the court’s decision on May 18, 2011.
     In 2007, Atlas Transport also filed a lawsuit in the Netherlands challenging the validity of our Benelux trademark. In 2009, following completion of its proceedings, the court issued a judgment in favor of us. Atlas Transport has appealed that decision to the Dutch Court of Appeal, but the judgment took effect immediately upon entry.
     In 2009, Atlas Transport instituted a trademark infringement lawsuit against us in the regional court in Hamburg, Germany. The amended complaint alleges that Atlas Air has been unlawfully using Atlas Transport’s trademark in Germany without permission and should be required to render information on the scope of use and pay compensation. In a supplementary motion, Atlas Transport asserts a cease and desist claim against Atlas Air, to be considered if the court denies the claim for compensation. On May 31, 2011, the court dismissed the case and Atlas Transport has filed an appeal.
     We believe that the ultimate disposition of these claims, either individually or in the aggregate, will not materially affect our financial condition, results of operations or cash flows.
Other
     We have certain other contingencies incident to the ordinary course of business. Management believes that the ultimate disposition of such other contingencies is not expected to materially affect our financial condition, results of operations or cash flows.

10. Earnings Per Share
     Basic earnings per share (“EPS”) represents net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. There were no anti-dilutive restricted shares and options that were out of the money and excluded for the three and six months ended June 30, 2011 and 2010.
     The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator:
Net Income Attributable to Common Stockholders	$23,847	$32,661	$34,364	$66,446

Denominator:
Basic EPS weighted average shares outstanding	26,269	25,767	26,155	25,676
Effect of dilutive stock options and restricted stock	222	310	242	309

Diluted EPS weighted average shares outstanding	26,491	26,077	26,397	25,985

EPS:
Basic	$0.91	$1.27	$1.31	$2.59

Diluted	$0.90	$1.25	$1.30	$2.56

     Diluted shares reflect the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include restricted shares and units in which performance or market conditions were not satisfied of 0.3 million for both the three and six months ended June 30, 2011, and 0.2 million and 0.3 million for the three and six months June 30, 2010, respectively.
11. Comprehensive Income
     Comprehensive income includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and other items. The differences between net income attributable to common stockholders and comprehensive income were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Income Attributable to Common Stockholders	$23,847	$32,661	$34,364	$66,446
Unrealized loss on interest rate derivatives	(808)	—	(808)	—
Other	(18)	53	78	(30)
Income taxes related to items of Other comprehensive loss	302	(14)	282	10

Total other comprehensive income (loss)	(524)	39	(448)	(20)

Comprehensive income	$23,323	$32,700	$33,916	$66,426

12. Income Taxes
     Our effective income tax rates were 37.9% and 46.9% for the three months ended June 30, 2011 and 2010, respectively, and were 37.7% and 42.6% for the six months ended June 30, 2011 and 2010, respectively. The changes in the effective rates from 2010 to 2011 were primarily due to non-deductible litigation settlements in 2010. The effective rates differ from the U.S. federal statutory rate due to the income tax impact of global operations, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to our projected operating results for the year.

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

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

C Check	High-level or “heavy” airframe maintenance checks, which are more intensive in scope than line maintenance, are generally performed between 18 and 24 months depending on aircraft type.

D Check	High-level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six to nine years depending on aircraft type.

Revenue Per Block Hour	An amount calculated by dividing operating revenues by Block Hours.

Yield	The average amount a customer pays to fly one tonne of cargo one mile.
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
     Our primary service offerings encompass the following:
•	ACMI, whereby we provide outsourced aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and Yield risk. Included within ACMI is the provision of Express Network ACMI, whereby we provide 747-400 aircraft to Polar that service the requirements of DHL’s global express operations and meet the needs of other Polar customers;

•	CMI, which is also part of our ACMI business segment, whereby we provide outsourced aircraft operating solutions including the provision of crew, maintenance and insurance, while customers provide the aircraft and assume fuel, demand and Yield risk;

•	Dry Leasing, whereby we provide aircraft and/or engine leasing solutions to third parties;

•	AMC Charter services, whereby we provide charter services for the AMC. The AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs; and

•	Commercial Charter, whereby we provide aircraft charters to customers, including brokers, freight forwarders, direct shippers and airlines. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs.

     We look to achieve our growth plans to enhance stakeholder value through:
•	Delivering superior service quality to our valued customers;

•	Actively managing our fleet with a focus on leading-edge aircraft;

•	Diversifying our service offerings;

•	Focusing on securing long-term customer contracts with attractive terms;

•	Driving significant ongoing efficiencies and productivity improvements;

•	Selectively pursuing and evaluating future acquisitions and alliances; and

•	Building our brand and increasing our market share.
     See “Business Overview” and “Business Strategy” in our 2010 Annual Report on Form 10-K for additional information.
Business Developments
     Our ACMI results for the first half of 2011, compared to the same period in 2010, were positively impacted by the following events that occurred during 2010 and 2011:
•	In May 2010, we began to fly on a CMI basis for SonAir — Serviço Aéreo, S.A. (“SonAir”), an agent of the United States-Africa Energy Association. SonAir is a wholly owned subsidiary of the Sonangol Group, the multinational energy company of Angola. This passenger service, known as the “Houston Express”, operates three weekly nonstop roundtrip flights between Houston, Texas and Luanda, Angola on two customized 747-400 passenger aircraft provided by SonAir.

•	In July 2010, we began to fly CMI service for Boeing to operate their Dreamlifter fleet of four modified 747-400 aircraft. These aircraft transport major sub-assemblies for the Boeing 787 Dreamliner aircraft from suppliers around the world to Boeing production facilities in the United States.

•	In September 2010, we began ACMI flying for TNT Airways (“TNT”). Under the ACMI agreement, we provide service for TNT’s international express air network, which is based at TNT’s European hub in Liege, Belgium.

•	In October 2010, we began ACMI flying for a second 747-400 aircraft for Panalpina Air & Ocean Ltd (“Panalpina”). This aircraft is based at Panalpina’s European hub in Luxembourg.

•	In March 2011, we began ACMI flying two additional 747-400 aircraft for DHL to operate in their Express Network ACMI business. This increases the size of our Express Network ACMI flying for DHL from six to eight aircraft.
     AMC demand was exceptionally strong during the first half of 2010, primarily due to the surge in U.S. Military activity in Afghanistan. During that period, we flew a significant number of missions in support of the U.S. Military’s deployment of mine resistant, ambush-protected, all-terrain vehicles (“M-ATV”) from the U.S. to Afghanistan and averaged approximately 1,800 Block Hours a month. We also earned a premium rate for utilizing additional 747-400 aircraft to meet most of this demand. In the first half of 2011, we averaged approximately 1,500 Block Hours per month.
     In May 2011, we began flying passenger charters for the U.S. Military. These charters are similar to our existing AMC Charters in that the AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs. This service utilizes the 747-400 passenger aircraft we took delivery of in January 2011. During June 2011, we purchased a 767-300ER passenger aircraft for this operation.

     Commercial Charter Yields and volumes have been impacted by the return of aircraft capacity in the Asian markets during the first half of 2011. As a result, the Commercial Charter Yields were not able to fully absorb the rise in aviation fuel prices that occurred during 2011. While we were able to recover most of this increase in the South American markets through Yields and fuel surcharges, we were not able to fully recover these increases in the Asian markets. Our Commercial Charter Block Hours were impacted by our redeployment of 747-400 aircraft to support increased ACMI flying in 2011. In addition, the cessation of M-ATV flying in June 2010 resulted in fewer opportunities to utilize the return legs of one-way AMC missions for Commercial Charters.
     In January and February 2011, we leased two 747-400 Boeing converted freighters for an average of approximately three and a half years, which were placed in service in April and May of 2011. These two aircraft provide us with increased capacity in both AMC Charter and Commercial Charter to replace aircraft that were reallocated to ACMI during 2011.
     In April and June 2011, Titan purchased two Boeing 737-800 passenger aircraft. Both aircraft are dry leased to customers on a long-term basis.
Results of Operations
Three Months Ended June 30, 2011 and 2010
Operating Statistics
     The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.
     The table below sets forth selected Operating Statistics for the three months ended June 30:

			Increase /	Percent
	2011	2010	(Decrease)	Change
Block Hours
ACMI	26,188	21,733	4,455	20.5%
AMC Charter	4,924	5,095	(171)	(3.4)%
Commercial Charter	3,213	5,125	(1,912)	(37.3)%
Other	216	254	(38)	(15.0)%

Total Block Hours	34,541	32,207	2,334	7.2%

Revenue Per Block Hour
ACMI	$6,127	$5,836	$291	5.0%
AMC Charter	22,842	21,437	1,405	6.6%
Commercial Charter	22,119	22,405	(286)	(1.3)%
Fuel
AMC
Average fuel cost per gallon	$3.66	$2.68	$0.98	36.6%
Fuel gallons consumed (000s)	16,098	15,672	426	2.7%
Commercial Charter
Average fuel cost per gallon	$3.48	$2.35	$1.13	48.1%
Fuel gallons consumed (000s)	11,913	17,653	(5,740)	(32.5)%
Fleet (average during the period)
ACMI*	22.1	16.8	5.3	31.5%
AMC Charter	6.0	5.8	0.2	3.4%
Commercial Charter	3.2	5.3	(2.1)	(39.6)%
Dry Leasing	1.8	1.0	0.8	80.0%

Operating Aircraft	33.1	28.9	4.2	14.5%

Out-of-service**	0.2	0.3	(0.1)	(33.3)%

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.

Operating Revenue
     The following table compares our Operating Revenue for the three months ended June 30 (in thousands):

			Increase /	Percent
	2011	2010	(Decrease)	Change
Operating Revenue
ACMI	$160,442	$126,829	$33,613	26.5%
AMC Charter	112,473	109,224	3,249	3.0%
Commercial Charter	71,067	114,828	(43,761)	(38.1)%
Dry Leasing	2,134	1,849	285	15.4%
Other	3,458	3,451	7	0.2%

Total Operating Revenue	$349,574	$356,181	$(6,607)	(1.9)%

     ACMI revenue increased $33.6 million, or 26.5%, due to an increase in Block Hours and Revenue per Block Hour. ACMI Block Hours were 26,188 in the second quarter of 2011, compared to 21,733 in 2010, representing an increase of 4,455 Block Hours, or 20.5%. The increase in Block Hours was driven by the startup of ACMI flying for TNT in September 2010, a second aircraft for Panalpina in October 2010 and two incremental aircraft for DHL in March 2011. In addition, we started CMI passenger flights for SonAir in May 2010 and CMI Dreamlifter flights for Boeing in July 2010. In the second quarter of 2011, there was an average of 22.0 747-400 aircraft and 0.1 747-200 aircraft supporting ACMI compared to an average of 16.8 747-400 aircraft and no 747-200 aircraft in 2010. Revenue per Block Hour was $6,127 for the second quarter of 2011, compared to $5,836 for the second quarter of 2010, an increase of $291 per Block Hour, or 5.0%. The increase in Revenue per Block Hour primarily reflects contractual rate increases in existing contracts and higher rates on new customer contracts.
     AMC Charter revenue increased $3.2 million, or 3.0%, due to an increase in Revenue per Block Hour partially offset by a decrease in Block Hours. AMC Charter Revenue per Block Hour increased from $21,437 for the second quarter of 2010 to $22,842 in 2011, an increase of $1,405 per Block Hour, or 6.6%, primarily due to an increase in the average “pegged” fuel price partially offset by the premium earned on M-ATV missions flown on our 747-400 aircraft during 2010. For the second quarter of 2011, the AMC average “pegged” fuel price was $3.66 per gallon compared to an average “pegged” fuel price of $2.68 for the second quarter of 2010. AMC Charter Block Hours were 4,924 in the second quarter of 2011 compared to 5,095 in 2010, a decrease of 171 Block Hours, or 3.4%. The decrease in AMC Block Hours was primarily due to the reduction in AMC demand to support U.S. Military activity in Afghanistan. During the second quarter of 2010, we flew a significant number of missions to support the U.S. Military’s deployment of M-ATVs from the U.S. to Afghanistan. Partially offsetting this decrease was 177 Block Hours for passenger missions for the AMC, which we began flying in May 2011. In the second quarter of 2011, there was an average of 1.7 747-400 aircraft and 4.3 747-200 aircraft supporting AMC Charter compared to an average of 1.9 747-400 aircraft and 3.9 747-200 aircraft in 2010.
     Commercial Charter revenue decreased $43.8 million, or 38.1%, due to a decrease in Block Hours and Revenue per Block Hour. Commercial Charter Block Hours were 3,213 in the second quarter of 2011, compared to 5,125 in 2010, representing a decrease of 1,912 Block Hours, or 37.3%. The decrease in Block Hours was primarily due to our redeployment of 747-400 aircraft to support increased ACMI flying in 2011. In addition, the reduction in AMC one-way missions resulted in fewer opportunities to utilize the return legs for Commercial Charters compared to the second quarter of 2010. We began to offset this decrease in Block Hours when we placed two 747-400BCFs into service during the second quarter of 2011. There was an average of 1.7 747-400 aircraft and 1.5 747-200 aircraft supporting Commercial Charter in the second quarter of 2011, compared to an average of 3.6 747-400 aircraft and 1.7 747-200 aircraft in 2010. Revenue per Block Hour was $22,119 in the second quarter of 2011, compared to $22,405 in 2010, a decrease of $286 per Block Hour, or 1.3%. Commercial Charter Yields in the Asian markets have been impacted by the return of aircraft capacity to these markets in 2011.

Operating Expenses
     The following table compares our Operating Expenses for the three months ended June 30 (in thousands):

			Increase /	Percent
	2011	2010	(Decrease)	Change
Operating Expenses
Aircraft fuel	$100,358	$83,525	$16,833	20.2%
Salaries, wages and benefits	61,498	60,071	1,427	2.4%
Maintenance, materials and repairs	46,860	39,603	7,257	18.3%
Aircraft rent	41,567	38,183	3,384	8.9%
Landing fees and other rent	12,603	12,778	(175)	(1.4)%
Depreciation and amortization	8,775	8,567	208	2.4%
Travel	9,922	7,798	2,124	27.2%
Ground handling and airport fees	5,803	6,299	(496)	(7.9)%
Gain on disposal of aircraft	(181)	(2,158)	(1,977)	91.6%
Other	24,750	38,197	(13,447)	(35.2)%

Total Operating Expenses	$311,955	$292,863	$19,092	6.5%

     Aircraft fuel increased $16.8 million, or 20.2%, as a result of approximately $30.2 million in fuel price increases partially offset by $13.4 million in decreased consumption. The average fuel price per gallon for the Commercial Charter business was approximately $3.48 for the second quarter of 2011, compared to approximately $2.35 in 2010, an increase of 48.1%. Fuel consumption for this business decreased by 5.7 million gallons, or 32.5%, commensurate with the decrease in Block Hours operated. The average fuel price per gallon for the AMC Charter business was approximately $3.66 in the second quarter of 2011, compared to approximately $2.68 in 2010, an increase of 36.6%. AMC fuel consumption decreased by 0.4 million gallons, or 2.7%, commensurate with the decrease in Block Hours operated. We do not incur fuel expense in our ACMI business as the cost of fuel is borne by the customer.
     Salaries, wages and benefits increased $1.4 million, or 2.4%, primarily driven by higher Block Hours partially offset by lower profit sharing and incentive compensation.
     Maintenance, materials and repairs increased $7.3 million, or 18.3%, due to increased line and other non-heavy maintenance expense of approximately $4.9 million and increased heavy airframe check expense of approximately $3.2 million. Partially offsetting these increases was a $0.8 million reduction in engine overhaul expense. Heavy maintenance events and engine overhauls for the three months ended June 30, 2011 and 2010 were:

			Increase /
Events	2011	2010	(Decrease)
747-200 C Checks	2	1	1
747-400 C Checks	3	1	2
747-400 D Checks	1	1	—
CF6-80 engine overhauls	3	5	(2)
     Aircraft rent increased $3.4 million, or 8.9%, due to the leasing of additional aircraft and spare engines in 2011.
     Travel increased $2.1 million, or 27.2%, primarily due to the increased cost of international travel and increased ground staff travel related to on-boarding new aircraft and maintenance activities.
     Gain on disposal of aircraft resulted from the sale of retired airframes and engines during the second quarter of 2011 and the sale of previously held for sale spare engines in 2010.
     Other operating expenses decreased $13.4 million, or 35.2%, primarily due to a net accrual for legal settlements of $16.2 million in 2010.

Non-operating Expenses / (Income)
     The following table compares our Non-operating Expenses / (Income) for the three months ended June 30 (in thousands):

			Increase /
	2011	2010	(Decrease)	Percent Change
Non-operating Expenses /(Income)
Interest income	$(5,080)	$(5,224)	$(144)	(2.8)%
Interest expense	9,912	10,150	(238)	(2.3)%
Capitalized interest	(6,185)	(3,517)	2,668	75.9%
Other expense (income), net	(406)	213	619	(290.6)%
     Capitalized interest increased $2.7 million, or 75.9%, primarily due to higher interest rates on PDP balances outstanding during the period.
     Other expense (income), net increased $0.6 million, or 290.6%, primarily due to an increase in gains on foreign currency transactions in the second quarter of 2011.
     Income taxes. Our effective income tax rates were 37.9% for the three months ended June 30, 2011 and 46.9% for the three months ended June 30, 2010. The change in the effective rate from 2010 to 2011 was primarily due to non-deductible litigation settlements in 2010. Our effective rates differ from the U.S. federal statutory rate primarily due to the income tax impact of global operations, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to our projected operating results for the year.
Segments
     The following table compares the Direct Contribution for our reportable segments (see Note 7 to our Financial Statements for the reconciliation to Operating income) for the three months ended June 30 (in thousands):

			Increase /
	2011	2010	(Decrease)	Percent Change
Direct Contribution:
ACMI	$36,795	$30,894	$5,901	19.1%
AMC Charter	19,743	35,666	(15,923)	(44.6)%
Commercial Charter	8,590	38,487	(29,897)	(77.7)%
Dry Leasing	1,185	1,255	(70)	(5.6)%

Total Direct Contribution	$66,313	$106,302	$(39,989)	(37.6)%

Unallocated income and expenses	$27,116	$46,764	$(19,648)	(42.0)%

ACMI Segment
     Direct Contribution related to the ACMI segment increased $5.9 million, or 19.1%, primarily due to increased Block Hours. During the second quarter of 2011, there was an average of 22.0 747-400 aircraft and 0.1 747-200 aircraft supporting ACMI compared to an average of 16.8 747-400 aircraft and no 747-200 aircraft supporting ACMI in 2010. The increase in Block Hours was driven by the startup of ACMI flying for TNT in September 2010, a second aircraft for Panalpina in October 2010 and two incremental aircraft for DHL in March 2011. In addition, we started CMI passenger flights for SonAir in May 2010 and CMI Dreamlifter flights for Boeing in July 2010. ACMI Direct Contribution was also impacted by increased aircraft ownership costs, line maintenance and crew expenses driven by the increased flying.
AMC Charter Segment
     Direct Contribution related to the AMC Charter segment decreased $15.9 million, or 44.6%, primarily due to the reduction in premiums earned on M-ATV missions flown on our 747-400 aircraft during 2010. During the second quarter of 2011, there was an average of 1.7 747-400 aircraft and 4.3 747-200 aircraft supporting AMC Charter compared to an average of 1.9 747-400 aircraft and 3.9 747-200 aircraft supporting AMC Charter in 2010.

Commercial Charter Segment
     Direct Contribution related to the Commercial Charter segment decreased $29.9 million, or 77.7%, primarily due to a decrease in Block Hours and lower Commercial Charter Yields that were negatively impacted by the return of aircraft capacity to the Asian markets coupled with the rise in aviation fuel prices in 2011. In addition, Commercial Charter Direct Contribution was impacted by a reduction in AMC one-way missions resulting in fewer opportunities to utilize the return legs for Commercial Charters compared to the second quarter of 2010. Partially offsetting the decrease in revenue was an improvement in heavy maintenance expense and volume-driven operating costs due to the reduction in Commercial Charter Block Hours flown. During the second quarter of 2011, there was an average of 1.7 747-400 aircraft and 1.5 747-200 aircraft supporting Commercial Charter compared to an average of 3.6 747-400 aircraft and 1.7 747-200 aircraft supporting Commercial Charter in 2010.
Dry Leasing Segment
     Direct Contribution related to the Dry Leasing segment was relatively unchanged.
Unallocated income and expenses
     Unallocated income and expenses decreased $19.6 million, or 42.0%, primarily due to a net accrual for legal settlements of $16.2 million in 2010 and $2.7 million of increased capitalized interest on our PDPs in 2011.
Six Months Ended June 30, 2011 and 2010
Operating Statistics
     The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.
     The table below sets forth selected Operating Statistics for the six months ended June 30:

			Increase /	Percent
	2011	2010	(Decrease)	Change
Block Hours
ACMI	49,887	41,154	8,733	21.2%
AMC Charter	9,054	10,594	(1,540)	(14.5)%
Commercial Charter	6,378	7,941	(1,563)	(19.7)%
Non revenue	432	362	70	19.3%

Total Block Hours	65,751	60,051	5,700	9.5%

Revenue Per Block Hour
ACMI	$6,143	$5,813	$330	5.7%
AMC Charter	21,388	21,787	(399)	(1.8)%
Commercial Charter	21,418	21,594	(176)	(0.8)%
Fuel
AMC
Average fuel cost per gallon	$3.34	$2.68	$0.66	24.6%
Fuel gallons consumed (000s)	29,463	31,750	(2,287)	(7.2)%
Commercial Charter
Average fuel cost per gallon	$3.27	$2.31	$0.96	41.6%
Fuel gallons consumed (000s)	23,249	27,274	(4,025)	(14.8)%

			Increase /	Percent
	2011	2010	(Decrease)	Change
Fleet (average during the period)
ACMI*	21.5	16.7	4.8	28.7%
AMC Charter	5.4	6.7	(1.3)	(19.4)%
Commercial Charter	3.4	4.3	(0.9)	(20.9)%
Dry Leasing	1.4	0.6	0.8	133.3%

Operating Aircraft	31.7	28.3	3.4	12.0%

Out-of-service**	0.5	0.3	0.2	66.7%

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.
Operating Revenue
     The following table compares our Operating Revenue for the six months ended June 30 (in thousands):

			Increase /	Percent
	2011	2010	(Decrease)	Change
Operating Revenue
ACMI	$306,477	$239,232	$67,245	28.1%
AMC Charter	193,649	230,808	(37,159)	(16.1)%
Commercial Charter	136,603	171,481	(34,878)	(20.3)%
Dry Leasing	3,677	3,227	450	13.9%
Other	6,775	6,665	110	1.7%

Total Operating Revenue	$647,181	$651,413	$(4,232)	(0.6)%

     ACMI revenue increased $67.2 million, or 28.1%, due to an increase in Block Hours and Revenue per Block Hour. ACMI Block Hours were 49,887 in the first six months of 2011, compared to 41,154 in 2010, an increase of 8,733 Block Hours, or 21.2%. The increase in Block Hours was driven by the startup of ACMI flying for TNT in September 2010, a second aircraft for Panalpina in October 2010 and two incremental aircraft for DHL in March 2011. In addition, we started CMI passenger flights for SonAir in May 2010 and CMI Dreamlifter flights for Boeing in July 2010. In the first six months of 2011, there was an average of 21.3 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI compared to an average of 16.7 747-400 aircraft and no 747-200 aircraft for the comparable period in 2010. Revenue per Block Hour was $6,143 for the first six months of 2011, compared to $5,813 in 2010, an increase of $330 per Block Hour, or 5.7%. The increase in Revenue per Block Hour primarily reflects contractual rate increases in existing contracts and higher rates on new customer contracts.
     AMC Charter revenue decreased $37.2 million, or 16.1%, due to a decrease in Block Hours and Revenue per Block Hour. AMC Charter Block Hours were 9,054 in the first six months of 2011 compared to 10,594 in 2010, a decrease of 1,540 Block Hours, or 14.5%. AMC demand was exceptionally strong through the first five months of 2010 primarily due to a surge in AMC demand to support U.S. Military activity in Afghanistan. During that period, we flew a significant number of missions to support the U.S. Military’s deployment of M-ATVs from the U.S. to Afghanistan and averaged just over 1,800 Block Hours a month. In early June 2010, we completed our last scheduled M-ATV mission. During the first six months of 2011, we averaged approximately 1,500 Block Hours a month. Partially offsetting this decrease was 177 Block Hours for passenger missions for the AMC, which we began flying in May 2011. AMC Charter Revenue per Block Hour decreased from $21,787 for the first six months of 2010 to $21,388 in 2011, a decrease of $399 per Block Hour, or 1.8%. The decrease in AMC Revenue per Block Hour was the result of premiums earned on M-ATV missions flown on our 747-400 aircraft in 2010 partially offset by an increase in the “pegged” fuel price in 2011. For the first six months of 2011, the AMC average “pegged” fuel price was $3.34 per gallon compared to an average “pegged” fuel price of $2.68 in 2010. In the first six months of 2011, there was an average of 1.3 747-400 aircraft and 4.1 747-200 aircraft supporting AMC Charter compared to an average of 2.5 747-400 aircraft and 4.2 747-200 aircraft in 2010.
     Commercial Charter revenue decreased $34.9 million, or 20.3%, due to a decrease in Block Hours and Revenue per Block Hour. Commercial Charter Block Hours were 6,378 in the first six months of 2011, compared to 7,941 in 2010, representing a decrease of 1,563 Block Hours, or 19.7%. The decrease in Block Hours was primarily due to our redeployment of 747-400 aircraft to support increased ACMI flying in 2011. In addition, the reduction in AMC one-way missions resulted in fewer opportunities to utilize the return legs for Commercial Charters compared to 2010. We began to offset this decrease in Block Hours when we placed two 747-400BCFs into service during the second quarter of 2011. There was an average of 1.9 747-400 aircraft and 1.5 747-200 aircraft supporting Commercial Charter in the first six months of 2011, compared to an average of 2.9 747-400 aircraft and 1.4 747-200 aircraft in 2010. Revenue per Block Hour was $21,418 in the first six months of 2011, compared to $21,594 in 2010, a decrease of $176 per Block Hour, or 0.8%. Commercial Charter Yields in the Asian markets have been impacted by the return of aircraft capacity to these markets in 2011.
Operating Expenses
     The following table compares our Operating Expenses for the six months ended June 30 (in thousands):

			Increase /	Percent
	2011	2010	(Decrease)	Change
Operating Expenses
Aircraft fuel	$174,525	$148,115	$26,410	17.8%
Salaries, wages and benefits	123,262	121,433	1,829	1.5%
Maintenance, materials and repairs	96,929	71,220	25,709	36.1%
Aircraft rent	79,921	76,333	3,588	4.7%
Landing fees and other rent	23,943	24,487	(544)	(2.2)%
Depreciation and amortization	17,105	17,646	(541)	(3.1)%
Travel	19,044	15,413	3,631	23.6%
Ground handling and airport fees	11,105	11,222	(117)	(1.0)%
Gain on disposal of aircraft	(301)	(3,380)	(3,079)	(91.1)%
Other	47,537	57,475	(9,938)	(17.3)%

Total Operating Expenses	$593,070	$539,964	$53,106	9.8%

     Aircraft fuel increased $26.4 million, or 17.8%, as a result of approximately $42.3 million in fuel price increases partially offset by $15.9 million of decreased consumption. The average fuel price per gallon for the Commercial Charter business was approximately $3.27 for the first six months of 2011, compared to approximately $2.31 in 2010, an increase of 41.6%. Fuel consumption for this business decreased by 4.0 million gallons, or 14.8%, commensurate with the decrease in Block Hours operated. The average fuel price per gallon for the AMC Charter business was approximately $3.34 in the first six months of 2011, compared to approximately $2.68 in 2010, an increase of 24.6%. AMC fuel consumption decreased by 2.3 million gallons, or 7.2%, commensurate with the decrease in Block Hours operated in that segment. We do not incur fuel expense in our ACMI business as the cost of fuel is borne by the customer.
     Salaries, wages and benefits increased $1.8 million, or 1.5%, primarily driven by higher Block Hours partially offset by lower profit sharing and incentive compensation.
     Maintenance, materials and repairs increased by $25.7 million, or 36.1%, primarily due to increased line maintenance expense and other non-heavy maintenance expense of approximately $10.4 million, an increase in engine overhauls of approximately $9.0 million and heavy airframe check expense of approximately $6.3 million. Heavy maintenance events and engine overhauls for the six months ended June 30, 2011 and 2010 were:

			Increase /
Events	2011	2010	(Decrease)
747-200 C Checks	2	2	—
747-400 C Checks	4	6	(2)
747-400 D Checks	4	2	2
CF6-50 engine overhauls	2	—	2
CF6-80 engine overhauls	8	8	—
     Aircraft rent increased $3.6 million, or 4.7%, primarily due to the leasing of additional aircraft and spare engines in 2011.
     Travel increased $3.6 million, or 23.6%, primarily due to increased crew travel resulting from more Block Hours, increased ground staff travel related to on-boarding new aircraft and maintenance activities and the increased cost of international travel.

     Gain on disposal of aircraft resulted from the sale of retired airframes and engines during the first half of 2011 compared to the sale of three previously held for sale spare engines and retired engines in 2010.
     Other operating expenses decreased $9.9 million, or 17.3%, primarily related to a net accrual for legal settlements of $16.2 million in 2010 partially offset by an increase in contract services for flight attendants and freight related to the movement of 747-200 spare parts and engines to be utilized on aircraft in lieu of incurring more costly repairs.
Non-operating Expenses / (Income)
     The following table compares our Non-operating Expenses / (Income) for the six months ended June 30 (in thousands):

			Increase /	Percent
	2011	2010	(Decrease)	Change
Non-operating Expenses /(Income)
Interest income	$(10,196)	$(9,130)	$1,066	11.7%
Interest expense	20,208	20,220	(12)	(0.1)%
Capitalized interest	(11,602)	(6,606)	4,996	75.6%
Other expense (income), net	(364)	(8,622)	(8,258)	(95.8)%
     Interest income increased $1.1 million, or 11.7%, primarily due to the income generated from an increase in Long-term investments in debt securities (see Note 5 to our Financial Statements).
     Capitalized interest increased by $5.0 million, or 75.6%, primarily due to higher interest rates on PDP balances outstanding during the period.
     Other expense (income), net decreased by $8.3 million, primarily due to an $8.8 million litigation settlement received in 2010.
     Income taxes. Our effective income tax rates were 37.7% and 42.6% for the six months ended June 30, 2011 and 2010, respectively. The change in the effective rate from 2010 to 2011 was primarily due to non-deductible litigation settlements in 2010. Our effective rates differ from the U.S. federal statutory rate primarily due to the income tax impact of global operations, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to our projected operating results for the year.
Segments
     The following table compares the Direct Contribution for our reportable segments (see Note 7 to our Financial Statements for the reconciliation to Operating income) for the six months ended June 30 (in thousands):

			Increase /	Percent
	2011	2010	(Decrease)	Change
Direct Contribution:
ACMI	$59,066	$52,288	$6,778	13.0%
AMC Charter	33,942	76,277	(42,335)	(55.5)%
Commercial Charter	17,630	52,167	(34,537)	(66.2)%
Dry Leasing	2,013	2,127	(114)	(5.4)%

Total Direct Contribution	$112,651	$182,859	$(70,208)	(38.4)%

Unallocated income and expenses	$56,887	$70,652	$(13,765)	(19.5)%

ACMI Segment
     Direct Contribution related to the ACMI segment increased $6.8 million, or 13.0% primarily due to increased Block Hours. During the first six months of 2011, there was an average of 21.3 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI compared to an average of 16.7 747-400 aircraft and no 747-200 aircraft supporting ACMI in 2010. The increase in Block Hours was driven by the startup of ACMI flying for TNT in September 2010, a second aircraft for

Panalpina in October 2010 and two incremental aircraft for DHL at the end of March 2011. In addition, we started CMI passenger flights for SonAir in May 2010 and CMI Dreamlifter flights for Boeing in July 2010. ACMI Direct Contribution was also impacted by increased aircraft ownership costs, crew and line maintenance expenses driven by the increased flying and the timing of heavy maintenance expense.
AMC Charter Segment
     Direct Contribution related to the AMC Charter segment decreased $42.3 million, or 55.5%, primarily due to the reduction in premiums earned on M-ATV missions flown on our 747-400 aircraft during 2010. Also impacting Direct Contribution was a reduction in crew cost from lower AMC Block Hours. During the first six months of 2011, there was an average of 1.3 747-400 aircraft and 4.1 747-200 aircraft supporting AMC Charter operations compared to an average of 2.5 747-400 aircraft and 4.2 747-200 aircraft supporting the AMC Charter business in 2010.
Commercial Charter Segment
     Direct Contribution related to the Commercial Charter segment decreased $34.5 million, or 66.2%, primarily due to a decrease in Block Hours and lower Commercial Charter Yields that were negatively impacted by the return of aircraft capacity to the Asian markets coupled with the rise in aviation fuel prices in 2011. In addition, Commercial Charter Direct Contribution was impacted by a reduction in AMC one-way missions resulting in fewer opportunities to utilize the return legs for Commercial Charters compared to the second quarter of 2010. Partially offsetting the decrease in revenue was an improvement in volume-driven operating costs due to the reduction in Commercial Charter Block Hours flown. We also experienced lower ownership costs from the redeployment of 747-400 aircraft to the ACMI segment in the first six months of 2011. During the first six months of 2011, there was an average of 1.9 747-400 aircraft and 1.5 747-200 aircraft supporting Commercial Charter compared to an average of 2.9 747-400 aircraft and 1.4 747-200 aircraft supporting Commercial Charter in 2010.
Dry Leasing Segment
     Direct Contribution related to the Dry Leasing segment was relatively unchanged.
Unallocated income and expenses
     Unallocated income and expenses decreased $13.8 million, or 19.5%, primarily due to a net accrual for legal settlements of $16.2 million in 2010 and $5.0 million of increased capitalized interest on our PDPs in 2011. Partially offsetting these items was an $8.8 million litigation settlement received in 2010.
Reconciliation of GAAP to non-GAAP Financial Measures
     To supplement our Financial Statements presented in accordance with GAAP, we present certain non-GAAP financial measures to assist in the evaluation of our business performance. These non-GAAP measures include Adjusted Net Income Attributable to Common Stockholders and Adjusted Diluted EPS, which exclude certain items. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
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

     The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP measures (in thousands, except per share data):

	For the Three Months Ended
			Percent
	June 30, 2011	June 30, 2010	Change
Net Income Attributable to Common Stockholders	$23,847	$32,661	(27.0%)
After-tax impact from:
Net accrual for legal settlements	—	16,200
Gain on disposal of aircraft	(115)	(1,360)

Adjusted Net Income Attributable to Common Stockholders	$23,732	$47,501	(50.0%)

Diluted EPS	$0.90	$1.25	(28.0%)
After-tax impact from:
Net accrual for legal settlements	—	0.62
Gain on disposal of aircraft	—	(0.05)

Adjusted Diluted EPS	$0.90	$1.82	(50.6%)

	For the Six Months Ended
			Percent
	June 30, 2011	June 30, 2010	Change
Net Income Attributable to Common Stockholders	$34,364	$66,446	(48.3%)
After-tax impact from:
Net accrual for legal settlements	—	16,200
Litigation settlement received	—	(5,513)
Gain on disposal of aircraft	(192)	(2,129)

Adjusted Net Income Attributable to Common Stockholders	$34,172	$75,004	(54.4%)

Diluted EPS	$1.30	$2.56	(49.2%)
After-tax impact from:
Net accrual for legal settlements	—	0.63
Litigation settlement received	—	(0.21)
Gain on disposal of aircraft	—	(0.09)

Adjusted Diluted EPS	$1.30	$2.89	(54.9%)

Liquidity and Capital Resources
     At June 30, 2011, we had cash and cash equivalents of $462.0 million, compared to $588.9 million at December 31, 2010, a decrease of $126.9 million, or 21.5%. The decrease was driven by net cash used for investing activities of $125.3 million and net cash used for financing activities of $75.2 million, partially offset by cash provided by operating activities of $73.7 million.
     In February 2011, we entered into a term loan commitment in the amount of $240 million for a period of twelve years with a syndicate of four banks (the “2011 Term Loan”). The 2011 Term Loan, when drawn, will be collateralized by a mortgage on two future 747-8F aircraft deliveries.
     In April 2011, we repaid $46.9 million of our PDP financing facility.

     Operating Activities. Net cash provided by operating activities for the first six months of 2011 was $73.7 million, compared to $142.0 million for 2010. The decrease was primarily due to a reduction in Net income, excluding non-cash items and an increase in Prepaid expenses and other current assets.
     Investing Activities. Net cash used for investing activities was $125.3 million for the first six months of 2011, consisting primarily of capital expenditures of $129.6 million, which included capitalized interest on our 747-8F aircraft order of $11.6 million, partially offset by proceeds from short-term investments of $3.5 million. Capital expenditures for the first six months of 2011 were funded through working capital. Net cash used for investing activities was $127.1 million for the first six months of 2010, consisting primarily of capital expenditures of $34.8 million, which included capitalized interest on our Boeing 747-8F aircraft order of $6.6 million, and $100.1 million of investments in debt securities, partially offset by proceeds from the sale of aircraft of $4.6 million. Capital expenditures for the first six months of 2010 were funded through working capital, although we subsequently funded $8.1 million for the 757-200SF that we purchased with a term loan.
     Financing Activities. Net cash used for financing activities was $75.2 million for the first six months of 2011, which primarily reflects $73.4 million of payments on debt obligations and $9.1 million in purchases of treasury stock to settle employment taxes on the vesting of restricted stock for management, partially offset by proceeds from stock option exercises of $4.4 million. Net cash used for financing activities was $24.7 million for the first six months of 2010, which primarily reflected $21.7 million of payments on debt obligations and $5.7 million in purchases of treasury stock to settle employment taxes on the vesting of restricted stock for management.
     We consider cash on hand and short-term investments, our PDP financing facility and net cash generated from operations to be sufficient to meet our debt and lease obligations and to fund expected capital expenditures during 2011. Capital expenditures for the remainder of 2011 are expected to be approximately $63.4 million, which excludes PDPs, aircraft and capitalized interest. Our 747-8F aircraft PDP requirements have currently been suspended until we agree on a new delivery and payment schedule with Boeing.
     We may access external sources of capital from time to time depending on our cash requirements, assessments of current and anticipated market conditions, and the after-tax cost of capital. To that end, we filed a shelf registration statement with the SEC in 2009 that enables us to sell up to $500 million of debt and/or equity securities over the subsequent three years, depending on market conditions, our capital needs and other factors. Approximately $112.6 million of net proceeds from our stock offering in the fourth quarter of 2009 was drawn down from this shelf registration statement. Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control. Additionally, our borrowing costs are affected by market conditions and may be adversely impacted by a tightening in credit markets.
     Our U.S. cash income tax payments in 2011 will be commensurate with our earnings and limitations on the utilization of net operating losses. As a result of recently enacted tax legislation, we can deduct 100% of the cost of qualified assets placed in service during 2011 or 2012 and 50% of the cost of qualified assets placed in service during 2013. Based upon a delivery schedule proposed by Boeing, we expect a substantial portion of our order for new 747-8F aircraft will qualify for this bonus tax depreciation, which would reduce or eliminate our U.S. federal income tax payments starting in the year we take delivery of qualified aircraft. As a result, we expect to receive a refund of almost all U.S. federal cash income tax paid in 2010 and 2011. Furthermore, our business operations are subject to income tax in several non-U.S. jurisdictions, but we believe that these operations will not result in any significant non-U.S. income tax payments in 2011.
Contractual Obligations and Debt Agreements
     See our 2010 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2010 and a description of our debt obligations and amendments thereto.
     On February 11, 2011, we entered into the 2011 Term Loan commitment in the amount of $240 million for a period of twelve years with a syndicate of four banks. The 2011 Term Loan, when drawn, will be collateralized by a mortgage on two future 747-8F aircraft deliveries. In connection with entering into the 2011 Term Loan, we have agreed to pay usual and customary commitment and other fees. Borrowings under the 2011 Term Loan will accrue interest at a variable rate, payable quarterly, at LIBOR plus a margin. The 2011 Term Loan contains customary covenants and events of default. Upon the occurrence and during the continuance of an event of default, the 2011 Term Loan is cross-defaulted to our PDP financing facilities.

Off-Balance Sheet Arrangements
     Sixteen of our thirty-four operating aircraft are under operating leases (this excludes aircraft provided by CMI customers). Six are leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed price options were restructured to reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that would obligate us to absorb decreases in value or entitle us to participate in increases in the value of the aircraft. We have not consolidated any additional aircraft in the related trusts upon application of accounting for consolidations, because we are not the primary beneficiary based on the fact that all fixed price options were restructured to reflect a fair market value purchase option. In addition, we reviewed the other eleven Atlas aircraft that are under operating leases but not financed through a trust and determined that none of them would be consolidated upon the application of accounting for consolidations. Our maximum exposure under all operating leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 10 to the audited consolidated financial statements in the AAWW Annual Report on Form 10-K.
     There were no material changes in our off-balance sheet arrangements during the three months ended June 30, 2011.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2010 Annual Report on Form 10-K.
Interest Rate Risk
     During the second quarter of 2011, we began to hedge the variability of forecasted interest payments associated with changes in interest rates through the date of an anticipated debt issuance in 2011 using forward-starting interest swaps. In May 2011, we entered into two forward-starting interest rate swaps with a total notional value of $237.5 million with terms calling for us to receive interest quarterly at a variable rate equal to the forward 90-day LIBOR swap rate and to pay interest quarterly at a fixed rate. The forward-starting interest swaps effectively fix the interest rate on $237.5 million of an anticipated debt issuance in 2011.
     Assuming a hypothetical ten percent increase in interest rates at June 30, 2011, the fair value of the forward-starting interest rate swaps would increase by approximately $5.0 million to a net asset of $4.2 million. Conversely, assuming a hypothetical ten percent decrease in interest rates at June 30, 2011, the fair value of the forward-starting interest rate swaps would decrease by approximately $5.2 million to a net liability of $6.0 million.
     When entering into forward-starting interest rate swaps, we become exposed to both counterparty credit risk and market risk. We are subject to counterparty credit risk when the value of the forward-starting interest rate swap represents a gain and the risk exists that the counterparty will fail to perform under the terms of the contract. We manage our counterparty credit risk by only entering into forward-starting interest rate swaps with major financial institutions with investment-grade credit ratings. We are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the forward-starting interest rate swaps. We manage market risk by matching the terms of the forward-starting interest rate swaps with the critical terms of the expected debt issuance.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2011. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     With respect to the fiscal quarter ended June 30, 2011, the information required in response to this Item is set forth in Note 9 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.
ITEM 6. EXHIBITS
  a. Exhibits
     See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.
Dated: August 2, 2011	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: August 2, 2011	/s/ Spencer Schwartz
Spencer Schwartz
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
4	Facility Agreement among Atlas Air, Inc. (as Borrower), Each Loan Participant Identified on Schedule I Thereto, Norddeutsche Landesbank Girozentrale (as Agent) and Bank of Utah (as Security Trustee).

10.1	Atlas Air Worldwide Holdings, Inc. 2007 Incentive Plan (as amended), incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the quarters and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2011 and 2010 and (v) Notes to Unaudited Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.