Form 10-Q
period 2011-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2011-11-03
CIK 1135185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2011, there were 26,302,167 shares of the registrant’s Common Stock outstanding.

Page
Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 (unaudited)	1

Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2011 and 2010 (unaudited)	2

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010 (unaudited)	3

Consolidated Statements of Stockholders’ Equity as of and for the Nine Months ended September 30, 2011 and 2010 (unaudited)	4

Notes to Unaudited Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 6. Exhibits	29

Signatures	30

Exhibit Index	31
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Atlas Air Worldwide Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$417,352	$588,852
Short-term investments	7,913	6,211
Restricted cash	120,252	—
Accounts receivable, net of allowance of $1,644 and $1,900, respectively	84,802	78,334
Prepaid maintenance	38,154	26,102
Deferred taxes	3,288	3,721
Prepaid expenses and other current assets	27,775	24,212

Total current assets	699,536	727,432
Property and Equipment
Flight equipment	897,216	766,681
Ground equipment	32,338	29,124
Less: accumulated depreciation	(154,930)	(138,851)
Purchase deposits for flight equipment	396,030	336,969

Property and equipment, net	1,170,654	993,923
Other Assets
Long-term investments and accrued interest	133,200	127,094
Deposits and other assets	58,934	45,026
Intangible assets, net	41,157	42,627

Total Assets	$2,103,481	$1,936,102

Liabilities and Equity
Current Liabilities
Accounts payable	$37,571	$22,954
Accrued liabilities	196,128	149,892
Current portion of long-term debt	57,819	96,197

Total current liabilities	291,518	269,043
Other Liabilities
Long-term debt	466,174	391,036
Deferred taxes	109,246	103,150
Other liabilities	129,938	122,783

Total other liabilities	705,358	616,969
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,458,043 and 26,955,923 shares issued, 26,302,167 and 25,937,014, shares outstanding (net of treasury stock), at September 30, 2011 and December 31, 2010, respectively	275	270
Additional paid-in-capital	522,650	505,297
Treasury stock, at cost; 1,155,876 and 1,018,909 shares, respectively	(41,446)	(32,248)
Accumulated other comprehensive income (loss)	(14,471)	458
Retained earnings	635,236	572,666

Total stockholders’ equity	1,102,244	1,046,443
Noncontrolling interest	4,361	3,647

Total equity	$1,106,605	$1,050,090

Total Liabilities and Equity	$2,103,481	$1,936,102

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Operating Revenue
ACMI	$163,406	$144,685	$469,883	$383,917
AMC charter	122,581	72,506	316,230	303,314
Commercial charter	70,353	104,044	206,956	275,525
Dry leasing	3,065	2,157	6,742	5,384
Other	3,471	3,275	10,246	9,940

Total Operating Revenue	$362,876	$326,667	$1,010,057	$978,080

Operating Expenses
Aircraft fuel	103,663	74,221	278,188	222,336
Salaries, wages and benefits	61,911	56,244	185,173	177,677
Maintenance, materials and repairs	47,770	44,747	144,699	115,967
Aircraft rent	41,055	38,764	120,976	115,097
Landing fees and other rent	12,813	11,487	36,756	35,974
Travel	11,284	8,941	30,328	24,354
Depreciation and amortization	9,964	8,403	27,069	26,049
Ground handling and airport fees	6,036	6,423	17,141	17,645
Gain on disposal of aircraft	(163)	(161)	(464)	(3,541)
Other	25,043	22,702	72,580	80,177

Total Operating Expenses	319,376	271,771	912,446	811,735

Operating Income	43,500	54,896	97,611	166,345

Non-operating Expenses / (Income)
Interest income	(5,004)	(5,490)	(15,200)	(14,620)
Interest expense	9,801	10,176	30,009	30,396
Capitalized interest	(6,982)	(4,401)	(18,584)	(11,007)
Other (income) expense, net	(121)	(614)	(485)	(9,236)

Total Non-operating Income	(2,306)	(329)	(4,260)	(4,467)

Income before income taxes	45,806	55,225	101,871	170,812
Income tax expense	17,464	21,186	38,595	70,386

Net Income	28,342	34,039	63,276	100,426
Less: Net income attributable to noncontrolling interests	136	235	706	176

Net Income Attributable to Common Stockholders	$28,206	$33,804	$62,570	$100,250

Earnings per share:
Basic	$1.07	$1.31	$2.39	$3.90

Diluted	$1.07	$1.29	$2.37	$3.85

Weighted average shares:
Basic	26,291	25,855	26,201	25,736

Diluted	26,452	26,143	26,416	26,038

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Operating Activities:
Net Income Attributable to Common Stockholders	$62,570	$100,250
Net income attributable to noncontrolling interests	706	176

Net Income	63,276	100,426
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	27,069	26,049
Amortization of debt discount	3,753	4,011
Amortization of operating lease discount	1,789	1,750
Amortization of debt issuance costs	300	219
Accretion of debt securities discount	(6,208)	(5,979)
Provision for (release of) allowance for doubtful accounts	(17)	75
Gain on disposal of aircraft	(464)	(3,541)
Deferred taxes	14,882	18,071
Stock-based compensation expense	9,497	10,489
Changes in:
Accounts receivable	(4,573)	(5,539)
Prepaid expenses and other current assets	(21,801)	(6,576)
Deposits and other assets	(12,622)	(2,200)
Accounts payable and accrued liabilities	43,757	76,838

Net cash provided by operating activities	118,638	214,093
Investing Activities:
Capital expenditures	(205,359)	(59,590)
Changes in restricted cash	(120,252)	—
Investment in debt securities	—	(100,090)
Proceeds from short-term investments	4,662	4,374
Proceeds from disposal of aircraft	1,165	5,018

Net cash used for investing activities	(319,784)	(150,288)
Financing Activities:
Proceeds from stock option exercises	4,733	3,522
Purchase of treasury stock	(9,198)	(5,777)
Excess tax benefit from stock-based compensation expense	3,128	1,677
Proceeds from loan	120,250	20,637
Payment of debt issuance costs	(2,024)	—
Payments of debt	(87,243)	(152,316)

Net cash provided by (used for) financing activities	29,646	(132,257)
Net decrease in cash and cash equivalents	(171,500)	(68,452)
Cash and cash equivalents at the beginning of period	588,852	613,740

Cash and cash equivalents at the end of period	$417,352	$545,288

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity	Interest	Equity
Balance at December 31, 2009	$266	$(26,394)	$481,074	$471	$430,856	$886,273	$2,484	$888,757
Net Income Attributable to Common Stockholders	—	—	—	—	100,250	100,250	176	100,426
Other comprehensive income (loss)	—	—	—	51	—	51	66	117

Comprehensive income	—	—	—	—	—	100,301	—	100,543
Stock option and restricted stock compensation	—	—	10,489	—	—	10,489	—	10,489
Purchase of 124,855 shares of treasury stock	—	(5,777)	—	—	—	(5,777)	—	(5,777)
Exercise of 111,320 employee stock options	—	—	3,522	—	—	3,522	—	3,522
Issuance of 200,137 shares of restricted stock	3	—	(3)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	1,677	—	—	1,677	—	1,677

Balance at September 30, 2010	$269	$(32,171)	$496,759	$522	$531,106	$996,485	$2,726	$999,211

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity	Interest	Equity
Balance at December 31, 2010	$270	$(32,248)	$505,297	$458	$572,666	$1,046,443	$3,647	$1,050,090
Net Income Attributable to Common Stockholders	—	—	—	—	62,570	62,570	706	63,276
Other comprehensive income (loss)	—	—	—	(14,929)	—	(14,929)	8	(14,921)

Comprehensive income	—	—	—	—	—	47,641	—	48,355
Stock option and restricted stock compensation	—	—	9,497	—	—	9,497	—	9,497
Purchase of 136,967 shares of treasury stock	—	(9,198)	—	—	—	(9,198)	—	(9,198)
Exercise of 122,354 employee stock options	1	—	4,732	—	—	4,733	—	4,733
Issuance of 379,766 shares of restricted stock	4	—	(4)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	3,128	—	—	3,128	—	3,128

Balance at September 30, 2011	$275	$(41,446)	$522,650	$(14,471)	$635,236	$1,102,244	$4,361	$1,106,605

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2011
1. Basis of Presentation
     Our consolidated financial statements include the accounts of the holding company, Atlas Air Worldwide Holdings, Inc. (“AAWW”) and its consolidated subsidiaries. AAWW is the parent company of its principal operating subsidiary, Atlas Air, Inc. (“Atlas”), and of Polar Air Cargo LLC (“Old Polar”). AAWW is also the parent company of several subsidiaries related to our dry leasing services (collectively referred to as “Titan”). In addition, we are the primary beneficiary of Global Supply Systems Limited (“GSS”), a consolidated subsidiary. AAWW has a 51% equity interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). We record our share of Polar’s results under the equity method of accounting.
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
     The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently, exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2010, which included additional disclosures and a summary of our significant accounting policies. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010, cash flows for the nine months ended September 30, 2011 and 2010, and shareholders’ equity as of and for the nine months ended September 30, 2011 and 2010.
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
3. DHL Investment and Polar
     Polar provides air cargo capacity to its customers, including DHL Network Operations (USA), Inc. (“DHL”), through a blocked-space agreement that began on October 27, 2008. The aggregate carrying value of our Polar investment, included within Deposits and other assets, was $4.9 million at September 30, 2011 and $5.3 million at December 31, 2010.
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

	For the Three Months Ended		For the Nine Months Ended
Revenue and Expenses:	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
ACMI revenue from Polar	$61,089	$47,212	$167,739	$138,952
Other revenue from Polar	$2,837	$2,837	$8,512	$8,512
Ground handling and airport fees to Polar	$280	$519	$840	$1,645

Accounts receivable/payable as of:	September 30, 2011	December 31, 2010
Receivables from Polar	$3,116	$8,009
Payables to Polar	$4,329	$2,945
4. Concentration of Credit Risk and Significant Customers
     We are exposed to concentration of credit risk by our customers. The following table summarizes our significant exposure to Polar and the U.S. Military Air Mobility Command (“AMC”). We have not experienced credit issues with either of these customers. No other customer accounted for 10.0% or more of our Total Operating Revenue.

	For the Three Months Ended		For the Nine Months Ended
Revenue as a % of Total Operating Revenue:	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
AMC	33.8%	22.2%	31.3%	31.0%
Polar	17.6%	15.3%	17.4%	15.1%

	For the Three Months Ended		For the Nine Months Ended
Revenue as a % of Total ACMI Revenue:	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Polar	37.4%	32.6%	35.7%	36.2%

Accounts receivable as a % of Total Accounts
receivable, net of allowance, as of:	September 30, 2011	December 31, 2010
AMC	24.9%	10.5%
Polar	3.7%	10.2%
5. Debt
     On September 30, 2011, we borrowed $120.3 million for the pending purchase of our first 747-8F aircraft under a twelve-year term loan with a final payment of $32.6 million due in September 2023 (the “September 2011 Term Loan”). The proceeds from the September 2011 Term Loan were pledged as collateral to the lender and classified as Restricted cash at September 30, 2011. The proceeds were subsequently released upon delivery of our first 747-8F aircraft on November 2, 2011. The September 2011 Term Loan, which is secured by a mortgage against aircraft tail number N853GT, contains customary covenants and events of default and accrues interest at a fixed rate of 6.16%, payable quarterly. In addition, upon the occurrence and during the continuance of an event of default, the September 2011 Term Loan is cross-defaulted to our aircraft pre-delivery deposit (“PDP”) financing facility.
6. Financial Instruments
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
     We maintain Cash and cash equivalents, Short-term investments and Restricted cash, which include cash on hand, demand deposits, other cash investments that are highly liquid in nature and have original maturities of three months or less at acquisition, certificates of deposit, current portion of debt securities and money market funds. The carrying value for Cash and cash equivalents, Short-term investments, and Restricted cash is based on cost, which approximates fair value.
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
     The fair value of our PDP financing facility and term loans was based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.
     The fair value of our interest rate derivatives was based on Level 2 inputs utilized in expected cash flow models. The incorporated market inputs include the implied forward London InterBank Offered Rate (“LIBOR”) yield curve for the same period as the future interest swap settlements. These derivatives are designated as hedging instruments.
     The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	September 30, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$417,352	$417,352	$417,352	$—	$—
Short-term investments	7,913	7,913	—	—	7,913
Restricted cash	120,252	120,252	120,252	—	—
Long-term investments and accrued interest	133,200	162,313	—	—	162,313

	$678,717	$707,830	$537,604	$—	$170,226

Liabilities
Interest rate derivatives	$23,011	$23,011	$—	$23,011	$—
1998 EETCs	133,121	142,071	—	—	142,071
1999 EETCs	148,942	150,889	—	—	150,889
2000 EETCs	56,035	58,476	—	—	58,476
Term loans	185,895	185,895	—	—	185,895

	$547,004	$560,342	$—	$23,011	$537,331

	December 31, 2010
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$588,852	$588,852	$588,852	$—	$—
Short-term investments	6,211	6,211	—	—	6,211
Long-term investments and accrued interest	127,094	157,787	—	—	157,787

	$722,157	$752,850	$588,852	$—	$163,998

Liabilities
1998 EETCs	$145,012	$164,379	$—	$—	$164,379
1999 EETCs	159,043	171,478	—	—	171,478
2000 EETCs	58,485	65,230	—	—	65,230
PDP financing facility	46,871	46,861	—	—	46,861
Term loans	77,822	79,198	—	—	79,198

	$487,233	$527,146	$—	$—	$527,146

     The following table presents the carrying value, gross unrealized gains and fair value of our long-term investments by contractual maturity as of:

	September 30, 2011			December 31, 2010
		Gross Unrealized			Gross Unrealized
	Carrying Value	Gains	Fair Value	Carrying Value	Gains	Fair Value
Debt securities
Due after five but within ten years	$133,200	$29,113	$162,313	$73,356	$18,363	$91,719
Due after ten years	—	—	—	53,738	12,330	66,068

Total	$133,200	$29,113	$162,313	$127,094	$30,693	$157,787

Interest Rate Derivatives
     We are exposed to changes in interest rates for projected issuances of debt related to the future financing of the Boeing 747-8F aircraft that we have on order. We use forward-starting interest rate swaps to effectively fix the interest rate for anticipated 747-8F financings in 2011. The use of forward-starting interest rate swaps effectively converts our floating-rate forecasted debt issuance to a fixed rate basis. When entering into forward-starting interest rate swaps, we become exposed to both credit risk and market risk. We are subject to counterparty credit risk when the value of the forward-starting interest rate swaps are a gain and the risk exists that the counterparty will fail to perform under the terms of the contract. We are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the forward-starting interest rate swaps. We manage our counterparty credit risk by only entering into forward-starting interest rate swaps with major financial institutions with investment-grade credit ratings. We manage our market risk by matching the terms of each forward-starting interest rate swap with a specified expected debt issuance. We do not use derivative instruments for trading or speculative purposes.
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
     In May 2011, we entered into two forward-starting interest rate swaps with a total notional value of $237.5 million to hedge the risk of changes in quarterly interest payments due to fluctuations in the forward 90-day LIBOR swap rate for anticipated fixed-rate debt issuances in 2011. We designated these forward-starting interest rate swaps as cash flow hedges. Changes in the fair value of the effective portion of the forward-starting interest rate swaps are recorded as a gain or loss in other comprehensive income (loss) until the underlying hedged item is recognized in net income. We classify both the net earnings and cash flow impact from these forward-starting interest rate swaps consistent with the underlying hedged item. In the event the debt is not issued and the forward-starting interest rate swaps are terminated, any gain or loss from the termination would be recorded in net income immediately. Hedging ineffectiveness and a net earnings impact would occur if the change in the value of the hedge did not offset the change in the value of the underlying hedged item.

     The forward-starting interest rate swaps outstanding as of September 30, 2011 relate to anticipated debt issuances in the fourth quarter of 2011. As of September 30, 2011, the fair value of these forward-starting interest rate swaps was $23.0 million, offset by cash collateral of $15.6 million, resulting in a net carrying value of $7.4 million included within Accrued liabilities.
     We recorded unrealized pre-tax and after-tax losses of $22.2 million and $14.1 million in Other comprehensive loss for changes in the fair value of our forward-starting interest rate swaps for the three months ended September 30, 2011 and $23.0 million and $14.7 million for the nine months ended September 30, 2011. There was no ineffectiveness associated with these hedges during the three and nine months ended September 30, 2011.
7. Accrued Liabilities
     Accrued liabilities consisted of the following as of:

	September 30, 2011	December 31, 2010
Maintenance	$75,359	$57,552
Salaries, wages and benefits	41,252	33,542
Aircraft fuel	26,360	17,710
Other	53,157	41,088

Accrued liabilities	$196,128	$149,892

8. Segment Reporting
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
     The following table sets forth Operating Revenue and Direct Contribution for our reportable business segments reconciled to Operating Income and Income before Income Taxes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Operating Revenue:
ACMI	$163,406	$144,685	$469,883	$383,917
AMC Charter	122,581	72,506	316,230	303,314
Commercial Charter	70,353	104,044	206,956	275,525
Dry Leasing	3,065	2,157	6,742	5,384
Other	3,471	3,275	10,246	9,940

Total Operating Revenue	$362,876	$326,667	$1,010,057	$978,080

Direct Contribution:
ACMI	$38,924	$34,809	$97,990	$87,097
AMC Charter	21,709	18,819	55,651	95,096
Commercial Charter	7,142	26,205	24,772	78,372
Dry Leasing	1,387	1,565	3,400	3,692

Total Direct Contribution for Reportable Segments	69,162	81,398	181,813	264,257

Add back (subtract):
Unallocated income and expenses	(23,519)	(26,334)	(80,406)	(96,986)
Gain on disposal of aircraft	163	161	464	3,541

Income before Income Taxes	45,806	55,225	101,871	170,812

Add back (subtract):
Interest income	(5,004)	(5,490)	(15,200)	(14,620)
Interest expense	9,801	10,176	30,009	30,396
Capitalized interest	(6,982)	(4,401)	(18,584)	(11,007)
Other (income) expense, net	(121)	(614)	(485)	(9,236)

Operating Income	$43,500	$54,896	$97,611	$166,345

9. Commitments and Contingencies
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
     Since the initial date of the Boeing 747-8F Agreement, Boeing has announced several delays in the delivery schedule of the 12 747-8F aircraft. In September 2011, after lengthy delays and performance considerations, we exercised our termination rights in connection with three early build 747-8F aircraft. We now have nine 747-8F aircraft on order.
     As a result of the announced delays, Boeing proposed a revised delivery and payment schedule in September 2011. Estimated expenditures under the proposed schedule as of September 30, 2011, including estimated amounts for contractual price escalations and advance payments, are $546.1 million for the remainder of 2011, $454.9 million in 2012 and $211.8 million in 2013. Although we do not agree with the payment schedule that Boeing has proposed, we made an advance payment of $210.4 million in October 2011, while reserving all rights with respect to such payment. The proposed delivery schedule provides that our first three 747-8F aircraft are to be delivered in the fourth quarter of 2011, one of which was delivered on November 2, 2011. We accepted this delivery, subject to a reservation of rights regarding certain matters under the purchase agreement.
10. Labor and Legal Proceedings
Labor
     The pilots, flight engineers and dispatchers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represented approximately 54.1% of our workforce as of September 30, 2011. We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”) and may incur additional administrative expenses associated with union representation of our employees.
     The collective bargaining agreement for Atlas pilots and flight engineers became amendable in 2006. The collective bargaining agreement for Polar pilots and flight engineers became amendable in 2007. While both units have filed Railway Labor Act “Section 6” notices to begin negotiations for amended agreements, those negotiations were placed on hold in favor of completing the merger of the two crew forces. In 2004, we initiated steps to merge the represented crewmember bargaining units of Atlas and Polar. The respective collective bargaining agreements provide for a seniority integration process and the negotiation of a single collective bargaining agreement (“SCBA”). This seniority list integration process was completed in 2006.
     We received the integrated seniority lists and the parties have concluded negotiations for a five-year SCBA. In accordance with both the Atlas and Polar contracts, an arbitrator was assigned to resolve the few open contract issues that remained after we concluded negotiations. Those issues were submitted to the arbitrator in December 2010 for final and binding interest arbitration. The arbitrator issued a final ruling resulting in a new SCBA, with an effective date of September 8, 2011, which will not become amendable until September 2016. Under the terms of the new SCBA, the merger of the pilots and flight engineers of Atlas and Polar results in a single workforce that will serve both Atlas and Polar.
     In 2009, the IBT was certified as the collective bargaining representative of the dispatchers employed by Atlas and Polar. Formal negotiations began in 2009 between the IBT and us regarding the first collective bargaining agreement for these dispatchers. Other than the crewmembers and dispatchers, there are no other Atlas or Polar employees represented by a union.
Legal Proceedings
Department of Justice Investigation and Related Litigation
     In 2010, Old Polar entered into a plea agreement with the United States Department of Justice (the “DOJ”) relating to the previously disclosed DOJ investigation concerning alleged manipulation by cargo carriers of fuel surcharges and other rate components for air cargo services (the “DOJ Investigation”). Under the terms of the agreement, approved by the United States District Court for the District of Columbia, Old Polar will pay a fine of $17.4 million, payable in five annual installments, the first of which was made in November 2010. The fine relates to an alleged agreement by Old Polar with respect to fuel surcharges on cargo shipped from the United States to Australia during the time period from January 2000 through April 2003.
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
     The court in the antitrust class actions has heard and decided a number of procedural motions. Among those was the plaintiffs’ motion to join Polar Air Cargo Worldwide, Inc. as an additional defendant, which the court granted on April 13,

2011. The case is currently in the class certification discovery phase. There has been substantial pre-trial written discovery and document production, and a number of depositions have been taken. The plaintiffs’ motion for class certification was filed on October 28, 2011, and the Company intends to oppose the motion. We are unable to predict the court’s ruling on the motion or the ultimate outcome of the litigation.
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
Brazilian Customs Claim
     Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $10.8 million and $5.9 million, respectively, plus interest based on September 30, 2011 exchange rates.
     In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as necessary. In the pending claim for $10.8 million, we received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $6.6 million at September 30, 2011 and $6.8 million at December 31, 2010, and are included in Deposits and other assets.
     We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.
Trademark Matters
     Since 2005, we have been involved in ongoing litigation in Europe against Atlas Transport, an unrelated and unaffiliated entity, over the use of the name “Atlas”. Following application by us to register the mark “ATLAS AIR” in the European Union (“EU”), opposition from Atlas Transport and follow-up filings by us, the Office for Harmonization in the Internal Market (“OHIM”), which handles trademark matters in the EU, declared Atlas Transport’s own trademark “ATLAS” partially invalid because of the prior existence of our Benelux trademark registration. In 2008, OHIM’s First Board of Appeal upheld the lower panel’s decision, and Atlas Transport appealed that decision to the EU General Court (formally the Court of First Instance), which upheld the court’s decision on May 18, 2011. Atlas Transport has recently appealed that ruling to the European Court of Justice.
     In 2007, Atlas Transport also filed a lawsuit in the Netherlands challenging the validity of our Benelux trademark. In 2009, following completion of its proceedings, the court issued a judgment in favor of us. Atlas Transport has appealed that decision to the Dutch Court of Appeal, but the judgment took effect immediately upon entry.
     In 2009, Atlas Transport instituted a trademark infringement lawsuit against us in the regional court in Hamburg, Germany. The amended complaint alleges that Atlas Air has been unlawfully using Atlas Transport’s trademark in Germany without permission and should be required to render information on the scope of use and pay compensation. In a supplementary motion, Atlas Transport asserts a cease and desist claim against Atlas Air, to be considered if the court denies the claim for compensation. On May 31, 2011, the court dismissed the case and Atlas Transport filed an appeal, which remains pending.
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
11. Earnings Per Share
     Basic earnings per share (“EPS”) represents net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. There were no anti-dilutive restricted shares and options that were out of the money and excluded for the three and nine months ended September 30, 2011 and 2010.
     The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Numerator:
Net Income Attributable to Common Stockholders	$28,206	$33,804	$62,570	$100,250

Denominator:
Basic EPS weighted average shares outstanding	26,291	25,855	26,201	25,736
Effect of dilutive stock options and restricted stock	161	288	215	302

Diluted EPS weighted average shares outstanding	26,452	26,143	26,416	26,038

EPS:
Basic	$1.07	$1.31	$2.39	$3.90

Diluted	$1.07	$1.29	$2.37	$3.85

     Diluted shares reflect the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include restricted shares and units in which performance or market conditions were not satisfied of 0.3 million for both the three and nine months ended September 30, 2011, and 0.2 million and 0.3 million for the three and nine months September 30, 2010, respectively.
12. Comprehensive Income
     Comprehensive income includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and other items. The differences between net income attributable to common stockholders and comprehensive income were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Income Attributable to Common Stockholders	$28,206	$33,804	$62,570	$100,250
Unrealized loss on interest rate derivatives	(22,203)	—	(23,011)	—
Other	(516)	97	(439)	68
Income taxes related to items of Other comprehensive income (loss)	8,238	(26)	8,521	(17)

Total other comprehensive income (loss)	(14,481)	71	(14,929)	51

Comprehensive income	$13,725	$33,875	$47,641	$100,301

13. Income Taxes
     Our effective income tax rates were 38.1% and 38.4% for the three months ended September 30, 2011 and 2010, respectively, and were 37.9% and 41.2% for the nine months ended September 30, 2011 and 2010, respectively. The changes in the effective rates from 2010 to 2011 were primarily due to non-deductible litigation settlements in 2010. The effective rates differ from the U.S. federal statutory rate due to the income tax impact of global operations, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to our projected operating results for the year.

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
     Our primary service offerings encompass the following:
•	ACMI, whereby we provide outsourced aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and Yield risk. Included within ACMI is the provision of Express Network ACMI, whereby we provide 747-400 aircraft to Polar that service the requirements of DHL’s global express operations and meet the needs of other Polar customers;

•	CMI, which is also part of our ACMI business segment, whereby we provide cargo and passenger outsourced aircraft operating solutions including the provision of crew, maintenance and insurance, while customers provide the aircraft and assume fuel, demand and Yield risk;

•	Dry Leasing, whereby we provide aircraft and/or engine leasing solutions to third parties;

•	AMC Charter services, whereby we provide cargo and passenger charter services for the AMC. The AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs; and

•	Commercial Charter, whereby we provide cargo and passenger aircraft charters to customers, including brokers, freight forwarders, direct shippers and airlines. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs.

     We look to achieve our growth plans to enhance stakeholder value through:
•	Delivering superior service quality to our valued customers;

•	Actively managing our fleet with a focus on leading-edge aircraft;

•	Diversifying our service offerings;

•	Focusing on securing long-term customer contracts with attractive terms;

•	Driving significant ongoing efficiencies and productivity improvements;

•	Selectively pursuing and evaluating future acquisitions and alliances; and

•	Building our brand and increasing our market share.
     See “Business Overview” and “Business Strategy” in our 2010 Annual Report on Form 10-K for additional information.
Business Developments
     Our ACMI results for the first three quarters of 2011, compared to the same period in 2010, were positively impacted by the following events that occurred during 2010 and 2011:
•	In May 2010, we began to fly on a CMI basis for SonAir — Serviço Aéreo, S.A. (“SonAir”), an agent of the United States-Africa Energy Association. SonAir is a wholly owned subsidiary of the Sonangol Group, the multinational energy company of Angola. This passenger service, known as the “Houston Express”, operates three weekly nonstop roundtrip flights between Houston, Texas and Luanda, Angola on two customized 747-400 passenger aircraft provided by SonAir.

•	In July 2010, we began to fly CMI service for Boeing to operate their Dreamlifter fleet of four modified 747-400 aircraft. These aircraft transport major sub-assemblies for the Boeing 787 Dreamliner aircraft from suppliers around the world to Boeing production facilities in the United States.

•	In October 2010, we began ACMI flying for a second 747-400 aircraft for Panalpina Air & Ocean Ltd (“Panalpina”). This aircraft is based at Panalpina’s European hub in Luxembourg.

•	In March 2011, we began ACMI flying two additional 747-400 aircraft for Polar and DHL to operate in Express Network ACMI. This increases the size of our Express Network ACMI flying for DHL from six to eight aircraft.
     In September 2011, we signed an ACMI agreement with Panalpina for two of our new 747-8F aircraft. These aircraft will replace the two 747-400 aircraft currently in use by Panalpina when they are delivered during 2012.
     In September 2011, we signed a CMI agreement with DHL to operate five 767 freighters owned by DHL in its North American network. This service is expected to begin with one aircraft in the first quarter of 2012 and to expand to five aircraft by the third quarter of 2012.
     On November 2, 2011, we took delivery of the first of three 747-8F aircraft that we placed with British Airways Plc under an ACMI agreement through GSS. The remaining two aircraft are scheduled to enter service during the fourth quarter of 2011. The 747-8F aircraft are replacing 747-400 aircraft, which will be redeployed and placed into service with other customers.
     AMC demand was exceptionally strong during the first five months of 2010, primarily due to the surge in U.S. Military activity in Afghanistan. During that period, we flew a significant number of missions in support of the U.S. Military’s deployment of mine resistant, ambush-protected, all-terrain vehicles (“M-ATV”) from the U.S. to Afghanistan and averaged approximately 1,800 Block Hours a month. We also earned a premium rate for utilizing additional 747-400 aircraft to meet most of this demand. In the third quarter of 2011, we have had stronger demand for AMC Charters, averaging just under 1,700 Block Hours a month compared to the third quarter of 2010, when we averaged just over 1,200 Block Hours per month.

     In May 2011, we began flying passenger charters for the U.S. Military. These charters are similar to our existing AMC Charters in that the AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs. This service utilizes the 747-400 passenger aircraft we leased in January 2011 under a one-year lease. During June and August 2011, we purchased two 767-300ER passenger aircraft for this operation. During August and September 2011, we purchased two 747-400 passenger aircraft, one of which will replace the leased 747-400 passenger aircraft when the lease expires. These aircraft will provide capacity to meet expected growth in this operation.
     Commercial Charter Yields and volumes have been impacted by the return of aircraft capacity in the Asian markets during the first three quarters of 2011. As a result, the Commercial Charter Yields were not able to fully absorb the rise in aviation fuel prices that occurred during 2011. However, we were able to mitigate most of the impact from this increase in the South American markets through Yields and fuel surcharges. Our Commercial Charter Block Hours were impacted by our redeployment of 747-400 aircraft to support increased ACMI flying in 2011. In addition, softer demand out of Asia resulted in fewer opportunities to utilize the return legs of one-way AMC missions for Commercial Charters during the third quarter of 2011.
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
Results of Operations
Three Months Ended September 30, 2011 and 2010
Operating Statistics
     The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.
     The table below sets forth selected Operating Statistics for the three months ended September 30:

			Increase /	Percent
	2011	2010	(Decrease)	Change
Block Hours
ACMI	26,426	24,251	2,175	9.0%
AMC Charter	5,033	3,729	1,304	35.0%
Commercial Charter	3,358	5,090	(1,732)	(34.0)%
Other	366	207	159	76.8%

Total Block Hours	35,183	33,277	1,906	5.7%

Revenue Per Block Hour
ACMI	$6,184	$5,966	$218	3.7%
AMC Charter	24,355	19,444	4,911	25.3%
Commercial Charter	20,951	20,441	510	2.5%
Fuel
AMC
Average fuel cost per gallon	$3.97	$2.68	$1.29	48.1%
Fuel gallons consumed (000s)	16,108	12,280	3,828	31.2%
Commercial Charter
Average fuel cost per gallon	$3.20	$2.32	$0.88	37.9%
Fuel gallons consumed (000s)	12,414	17,786	(5,372)	(30.2)%

			Increase /	Percent
	2011	2010	(Decrease)	Change
Fleet (average during the period)
ACMI*	21.6	19.0	2.6	13.7%
AMC Charter	6.3	4.3	2.0	46.5%
Commercial Charter	3.5	5.9	(2.4)	(40.7)%
Dry Leasing	3.0	1.0	2.0	200.0%

Operating Aircraft	34.4	30.2	4.2	13.9%

Out-of-service**	0.5	—	0.5	NM

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.
Operating Revenue
     The following table compares our Operating Revenue for the three months ended September 30 (in thousands):

			Increase /	Percent
	2011	2010	(Decrease)	Change
Operating Revenue
ACMI	$163,406	$144,685	$18,721	12.9%
AMC Charter	122,581	72,506	50,075	69.1%
Commercial Charter	70,353	104,044	(33,691)	(32.4)%
Dry Leasing	3,065	2,157	908	42.1%
Other	3,471	3,275	196	6.0%

Total Operating Revenue	$362,876	$326,667	$36,209	11.1%

     ACMI revenue increased $18.7 million, or 12.9%, due to increases in Block Hours and Revenue per Block Hour. ACMI Block Hours were 26,426 in the third quarter of 2011, compared to 24,251 in 2010, representing an increase of 2,175 Block Hours, or 9.0%. The increase in Block Hours was primarily driven by flying a second aircraft for Panalpina beginning in October 2010 and two incremental aircraft for DHL beginning in March 2011. In addition, we started CMI Dreamlifter flights for Boeing in July 2010. In the third quarter of 2011, there was an average of 21.5 747-400 aircraft and 0.1 747-200 aircraft supporting ACMI compared to an average of 19.0 747-400 aircraft and no 747-200 aircraft in 2010. Revenue per Block Hour was $6,184 for the third quarter of 2011, compared to $5,966 for the third quarter of 2010, an increase of $218 per Block Hour, or 3.7%. The increase in Revenue per Block Hour primarily reflects contractual rate increases in existing customer contracts and higher rates on new contracts.
     AMC Charter revenue increased $50.1 million, or 69.1%, due to increases in Block Hours and Revenue per Block Hour. AMC Charter Block Hours were 5,033 in the third quarter of 2011 compared to 3,729 in 2010, an increase of 1,304 Block Hours, or 35.0%. The increase in AMC Block Hours was primarily due to an increase in AMC cargo demand to support U.S. Military activity and the addition of 467 Block Hours for AMC passenger missions, which we began flying in May 2011. In the third quarter of 2011, there was an average of 2.8 747-400 aircraft and 3.5 747-200 aircraft supporting AMC Charter compared to an average of 0.6 747-400 aircraft and 3.7 747-200 aircraft in 2010. AMC Charter Revenue per Block Hour increased from $19,444 for the third quarter of 2010 to $24,355 in 2011, an increase of $4,911 per Block Hour, or 25.3%, primarily due to an increase in the average “pegged” fuel price and higher rates per Block Hour on 747-400 aircraft utilized during the third quarter of 2011. For the third quarter of 2011, the AMC average “pegged” fuel price was $3.97 per gallon compared to an average “pegged” fuel price of $2.68 for the third quarter of 2010.
     Commercial Charter revenue decreased $33.7 million, or 32.4%, due to a decrease in Block Hours partially offset by an increase in Revenue per Block Hour. Commercial Charter Block Hours were 3,358 in the third quarter of 2011, compared to 5,090 in 2010, representing a decrease of 1,732 Block Hours, or 34.0%. The decrease in Block Hours was primarily due to our redeployment of 747-400 aircraft to support increased ACMI flying in 2011. In addition, softer demand out of Asia resulted in a reduction of the utilization of the return legs of AMC one-way missions for Commercial Charters compared to the third quarter of 2010. There was an average of 2.1 747-400 aircraft and 1.4 747-200 aircraft supporting Commercial Charter in the third quarter of 2011, compared to an average of 3.7 747-400 aircraft and 2.2 747-200 aircraft in

2010. Revenue per Block Hour was $20,951 in the third quarter of 2011, compared to $20,441 in 2010, an increase of $510 per Block Hour, or 2.5%. The increase in Revenue per Block Hour was primarily driven by the recovery of increased aircraft fuel costs in the South American markets during the third quarter of 2011, partially offset by lower Yields on Commercial Charters out of Asia.
Operating Expenses
     The following table compares our Operating Expenses for the three months ended September 30 (in thousands):

			Increase /	Percent
	2011	2010	(Decrease)	Change
Operating Expenses
Aircraft fuel	$103,663	$74,221	$29,442	39.7%
Salaries, wages and benefits	61,911	56,244	5,667	10.1%
Maintenance, materials and repairs	47,770	44,747	3,023	6.8%
Aircraft rent	41,055	38,764	2,291	5.9%
Landing fees and other rent	12,813	11,487	1,326	11.5%
Travel	11,284	8,941	2,343	26.2%
Depreciation and amortization	9,964	8,403	1,561	18.6%
Ground handling and airport fees	6,036	6,423	(387)	(6.0)%
Gain on disposal of aircraft	(163)	(161)	2	(1.2)%
Other	25,043	22,702	2,341	10.3%

Total Operating Expenses	$319,376	$271,771

     Aircraft fuel increased $29.4 million, or 39.7%, as a result of approximately $33.3 million in fuel price increases partially offset by $3.8 million in decreased consumption. The average fuel price per gallon for the AMC Charter business was $3.97 in the third quarter of 2011, compared to $2.68 in 2010, an increase of 48.1%. AMC fuel consumption increased by 3.8 million gallons, or 31.2%, commensurate with the increase in Block Hours operated. The average fuel price per gallon for the Commercial Charter business was $3.20 for the third quarter of 2011, compared to $2.32 in 2010, an increase of 37.9%. Fuel consumption for this business decreased by 5.4 million gallons, or 30.2%, commensurate with the decrease in Block Hours operated. We do not incur fuel expense in our ACMI business as the cost of fuel is borne by the customer.
     Salaries, wages and benefits increased $5.7 million, or 10.1%, primarily driven by higher Block Hours.
     Maintenance, materials and repairs increased $3.0 million, or 6.8%, due to approximately $2.7 million of increased line and other non-heavy maintenance expense and approximately $3.1 million of increased heavy airframe check expense. Partially offsetting these increases was approximately $2.8 million of reductions in engine overhaul expense. Heavy maintenance events and engine overhauls for the three months ended September 30, 2011 and 2010 were:

Events	2011	2010	Increase / (Decrease)
747-200 C Checks	2	—	2
747-400 C Checks	2	1	1
747-400 D Checks	1	2	(1)
CF6-50 engine overhauls	—	2	(2)
CF6-80 engine overhauls	4	5	(1)
     Aircraft rent increased $2.3 million, or 5.9%, primarily due to the leasing of additional aircraft and spare engines in 2011.
     Landing fees and other rent increased $1.3 million, or 11.5%, primarily due to flying to more costly locations in 2011 and additional equipment rental.
     Travel increased $2.3 million, or 26.2%, primarily due to the increased cost of international crew travel related to higher airfares and increased flying. Ground staff travel also increased as a result of on-boarding new aircraft and maintenance activities.

     Depreciation and amortization increased $1.6 million, or 18.6%, due to additional aircraft and spare parts in 2011.
     Other operating expenses increased $2.3 million, or 10.3%, primarily due to commissions related to increased AMC Charter Revenue, and contract services for flight attendants and passenger catering.
Non-operating Expenses / (Income)
     The following table compares our Non-operating Expenses / (Income) for the three months ended September 30 (in thousands):

			Increase /
	2011	2010	(Decrease)	Percent Change
Non-operating Expenses / (Income)
Interest income	$(5,004)	$(5,490)	$(486)	(8.9)%
Interest expense	9,801	10,176	(375)	(3.7)%
Capitalized interest	(6,982)	(4,401)	2,581	58.6%
Other (income) expense, net	(121)	(614)	(493)	(80.3)%
     Capitalized interest increased $2.6 million, or 58.6%, primarily due to higher interest rates on PDP balances outstanding during the period.
     Income taxes. Our effective income tax rates were 38.1% for the three months ended September 30, 2011 and 38.4% for the three months ended September 30, 2010. Our effective rates differ from the U.S. federal statutory rate primarily due to the income tax impact of global operations, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to our projected operating results for the year.
Segments
     The following table compares the Direct Contribution for our reportable segments (see Note 8 to our Financial Statements for the reconciliation to Operating income) for the three months ended September 30 (in thousands):

			Increase /
	2011	2010	(Decrease)	Percent Change
Direct Contribution:
ACMI	$38,924	$34,809	$4,115	11.8%
AMC Charter	21,709	18,819	2,890	15.4%
Commercial Charter	7,142	26,205	(19,063)	(72.7)%
Dry Leasing	1,387	1,565	(178)	(11.4)%

Total Direct Contribution	$69,162	$81,398	$(12,236)	(15.0)%

Unallocated income and expenses	$23,519	$26,334	$(2,815)	(10.7)%

ACMI Segment
     Direct Contribution related to the ACMI segment increased $4.1 million, or 11.8%, primarily due to increases in Block Hours and Yields, partially offset by an increase in volume-driven operating expenses. During the third quarter of 2011, there was an average of 21.5 747-400 aircraft and 0.1 747-200 aircraft supporting ACMI compared to an average of 19.0 747-400 aircraft and no 747-200 aircraft supporting ACMI in 2010. The increase in Block Hours was driven by flying a second aircraft for Panalpina beginning in October 2010 and two incremental aircraft for DHL beginning in March 2011. In addition, we started CMI Dreamlifter flights for Boeing in July 2010. The increase in ACMI Yields primarily reflects contractual rate increases in existing contracts and higher rates on new customer contracts. ACMI Direct Contribution was also impacted by increased aircraft ownership costs, crew expenses and line maintenance driven by the increased flying.
AMC Charter Segment
     Direct Contribution related to the AMC Charter segment increased $2.9 million, or 15.4%, primarily due to increases in Block Hours and Yields from premiums earned on flying more 747-400s during the third quarter of 2011, partially offset by an increase in volume-driven operating expenses and an increase in heavy maintenance expense. During the third quarter of 2011, there was an average of 2.8 747-400 aircraft and 3.5 747-200 aircraft supporting AMC Charter compared to an average of 0.6 747-400 aircraft and 3.7 747-200 aircraft supporting AMC Charter in 2010.

Commercial Charter Segment
     Direct Contribution related to the Commercial Charter segment decreased $19.1 million, or 72.7%, primarily due to a decrease in Block Hours and lower Commercial Charter Yields that were negatively impacted by softer demand during the third quarter of 2011. In addition, Commercial Charter Direct Contribution was impacted by our redeployment of 747-400 aircraft to support increased ACMI flying in 2011 and a reduction of the utilization of the return legs of AMC one-way missions for Commercial Charters compared to the third quarter of 2010. Partially offsetting the decrease in revenue was a decrease in volume-driven operating costs due to the reduction in Commercial Charter Block Hours flown. Direct Contribution was also impacted by lower fuel consumption, which was partially offset by fuel price increases. During the third quarter of 2011, there was an average of 2.1 747-400 aircraft and 1.4 747-200 aircraft supporting Commercial Charter compared to an average of 3.7 747-400 aircraft and 2.2 747-200 aircraft supporting Commercial Charter in 2010.
Dry Leasing Segment
     Direct Contribution related to the Dry Leasing segment was relatively unchanged.
Unallocated income and expenses
     Unallocated income and expenses decreased $2.8 million, or 10.7%, primarily due to $2.6 million of increased capitalized interest on our PDPs in 2011.
Nine Months Ended September 30, 2011 and 2010
Operating Statistics
     The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.
     The table below sets forth selected Operating Statistics for the nine months ended September 30:

			Increase /	Percent
	2011	2010	(Decrease)	Change
Block Hours
ACMI	76,313	65,405	10,908	16.7%
AMC Charter	14,087	14,323	(236)	(1.6)%
Commercial Charter	9,736	13,032	(3,296)	(25.3)%
Other	797	569	228	40.1%

Total Block Hours	100,933	93,329	7,604	8.1%

Revenue Per Block Hour
ACMI	$6,157	$5,870	$287	4.9%
AMC Charter	22,448	21,177	1,271	6.0%
Commercial Charter	21,257	21,142	115	0.5%
Fuel
AMC
Average fuel cost per gallon	$3.56	$2.68	$0.88	32.8%
Fuel gallons consumed (000s)	45,571	44,030	1,541	3.5%
Commercial Charter
Average fuel cost per gallon	$3.25	$2.32	$0.93	40.1%
Fuel gallons consumed (000s)	35,663	45,060	(9,397)	(20.9)%

			Increase /	Percent
	2011	2010	(Decrease)	Change
Fleet (average during the period)
ACMI*	21.6	17.5	4.1	23.4%
AMC Charter	5.7	5.9	(0.2)	(3.4)%
Commercial Charter	3.4	4.9	(1.5)	(30.6)%
Dry Leasing	2.0	0.7	1.3	185.7%

Operating Aircraft	32.7	29.0	3.7	12.8%

Out-of-service**	0.5	0.2	0.3	150.0%

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.
Operating Revenue
     The following table compares our Operating Revenue for the nine months ended September 30 (in thousands):

			Increase /	Percent
	2011	2010	(Decrease)	Change
Operating Revenue
ACMI	$469,883	$383,917	$85,966	22.4%
AMC Charter	316,230	303,314	12,916	4.3%
Commercial Charter	206,956	275,525	(68,569)	(24.9)%
Dry Leasing	6,742	5,384	1,358	25.2%
Other	10,246	9,940	306	3.1%

Total Operating Revenue	$1,010,057	$978,080	$31,977	3.3%

     ACMI revenue increased $86.0 million, or 22.4%, due to increases in Block Hours and Revenue per Block Hour. ACMI Block Hours were 76,313 in the first nine months of 2011, compared to 65,405 in 2010, an increase of 10,908 Block Hours, or 16.7%. The increase in Block Hours was primarily driven by flying a second aircraft for Panalpina beginning in October 2010 and two incremental aircraft for DHL beginning in March 2011. In addition, we started CMI passenger flights for SonAir in May 2010 and CMI Dreamlifter flights for Boeing in July 2010. In the first nine months of 2011, there was an average of 21.4 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI compared to an average of 17.5 747-400 aircraft and no 747-200 aircraft for the comparable period in 2010. Revenue per Block Hour was $6,157 for the first nine months of 2011, compared to $5,870 in 2010, an increase of $287 per Block Hour, or 4.9%. The increase in Revenue per Block Hour primarily reflects contractual rate increases in existing customer contracts and higher rates on new customer contracts.
     AMC Charter revenue increased $12.9 million, or 4.3%, primarily due to an increase in Revenue per Block Hour. AMC Charter Revenue per Block Hour increased from $21,177 for the first nine months of 2010 to $22,448 in 2011, an increase of $1,271 per Block Hour, or 6.0%, primarily due to an increase in the “pegged” fuel price in 2011. For the first nine months of 2011, the AMC average “pegged” fuel price was $3.56 per gallon compared to an average “pegged” fuel price of $2.68 in 2010. Partially offsetting this increase was a decrease in the premiums earned on M-ATV missions flown on our 747-400 aircraft in 2010. AMC Charter Block Hours were 14,087 in the first nine months of 2011 compared to 14,323 in 2010, a decrease of 236 Block Hours, or 1.6%. AMC demand was exceptionally strong through the first five months of 2010 primarily due to a surge in AMC demand to support U.S. Military activity in Afghanistan. During that period, we flew a significant number of missions to support the U.S. Military’s deployment of M-ATVs from the U.S. to Afghanistan. Partially offsetting the overall decline in Block Hours for the first nine months of 2011 was an increase in AMC cargo demand for the third quarter of 2011, as well as the addition of 644 Block Hours for AMC passenger missions, which we began flying in May 2011. In the first nine months of 2011, there was an average of 1.8 747-400 aircraft and 3.9 747-200 aircraft supporting AMC Charter compared to an average of 1.9 747-400 aircraft and 4.0 747-200 aircraft in 2010.
     Commercial Charter revenue decreased $68.6 million, or 24.9%, due to a decrease in Block Hours. Commercial Charter Block Hours were 9,736 in the first nine months of 2011, compared to 13,032 in 2010, representing a decrease of 3,296 Block Hours, or 25.3%. The decrease in Block Hours was primarily due to our redeployment of 747-400 aircraft to support increased ACMI flying in 2011. In addition, softer demand out of Asia in 2011 resulted in a reduction of the utilization of the return legs of AMC one-way missions for Commercial Charters compared to 2010. There was an average of 1.9 747-400 aircraft and 1.5 747-200 aircraft supporting Commercial Charter in the first nine months of 2011, compared to an average of 3.2 747-400 aircraft and 1.7 747-200 aircraft in 2010. Commercial Charter Revenue per Block Hour was relatively unchanged when compared to the first nine months of 2010.
Operating Expenses
     The following table compares our Operating Expenses for the nine months ended September 30 (in thousands):

			Increase /	Percent
	2011	2010	(Decrease)	Change
Operating Expenses
Aircraft fuel	$278,188	$222,336	$55,852	25.1%
Salaries, wages and benefits	185,173	177,677	7,496	4.2%
Maintenance, materials and repairs	144,699	115,967	28,732	24.8%
Aircraft rent	120,976	115,097	5,879	5.1%
Landing fees and other rent	36,756	35,974	782	2.2%
Travel	30,328	24,354	5,974	24.5%
Depreciation and amortization	27,069	26,049	1,020	3.9%
Ground handling and airport fees	17,141	17,645	(504)	(2.9)%
Gain on disposal of aircraft	(464)	(3,541)	(3,077)	(86.9)%
Other	72,580	80,177	(7,597)	(9.5)%

Total Operating Expenses	$912,446	$811,735

     Aircraft fuel increased $55.9 million, or 25.1%, as a result of approximately $75.5 million in fuel price increases partially offset by $19.6 million from decreased consumption. The average fuel price per gallon for the AMC Charter business was $3.56 in the first nine months of 2011, compared to $2.68 in 2010, an increase of 32.8%. AMC fuel consumption increased by 1.5 million gallons, or 3.5%, as a greater proportion of flying in 2010 utilized more fuel efficient 747-400 aircraft for M-ATV missions. The average fuel price per gallon for the Commercial Charter business was $3.25 for the first nine months of 2011, compared to $2.32 in 2010, an increase of 40.1%. Fuel consumption for this business decreased by 9.4 million gallons, or 20.9%, commensurate with the decrease in Block Hours operated. We do not incur fuel expense in our ACMI business as the cost of fuel is borne by the customer.
     Salaries, wages and benefits increased $7.5 million, or 4.2%, primarily driven by higher Block Hours.
     Maintenance, materials and repairs increased by $28.7 million, or 24.8%, primarily due to approximately $13.1 million of increased line maintenance expense and other non-heavy maintenance expense, approximately $9.4 million of heavy airframe check expense and approximately $6.2 million of engine overhaul expense. Heavy maintenance events and engine overhauls for the nine months ended September 30, 2011 and 2010 were:

Events	2011	2010	Increase / (Decrease)
747-200 C Checks	4	2	2
747-400 C Checks	6	7	(1)
747-400 D Checks	5	4	1
CF6-50 engine overhauls	2	2	—
CF6-80 engine overhauls	12	13	(1)
     Aircraft rent increased $5.9 million, or 5.1%, primarily due to the leasing of additional aircraft and spare engines in 2011.
     Travel increased $6.0 million, or 24.5%, primarily due to the increased cost of international crew travel resulting from higher airfares and increased flying. Ground staff travel also increased related to on-boarding new aircraft, maintenance activities and the increased cost of international travel.
     Depreciation and amortization increased $1.0, or 3.9%, primarily due to additional aircraft in 2011.
     Gain on disposal of aircraft resulted from the sale of retired airframes and engines during the first three quarters of 2011 compared to the sale of three previously held-for-sale spare engines and retired engines in 2010.

     Other operating expenses decreased $7.6 million, or 9.5%, primarily related to a net accrual for legal settlements of $16.2 million in 2010, as well as a reduction in legal fees in 2011. Partially offsetting these decreases was an increase in contract services for flight attendants and passenger catering, freight related to the movement of 747-200 spare parts and engines to be utilized on aircraft in lieu of incurring more costly repairs, and commissions related to increased AMC Charter revenue.
Non-operating Expenses / (Income)
     The following table compares our Non-operating Expenses / (Income) for the nine months ended September 30 (in thousands):

			Increase /	Percent
	2011	2010	(Decrease)	Change
Non-operating Expenses / (Income)
Interest income	$(15,200)	$(14,620)	$580	4.0%
Interest expense	30,009	30,396	(387)	(1.3)%
Capitalized interest	(18,584)	(11,007)	7,577	68.8%
Other (income) expense, net	(485)	(9,236)	(8,751)	(94.7)%
     Capitalized interest increased by $7.6 million, or 68.8%, primarily due to higher interest rates on PDP balances outstanding during the period.
     Other (income) expense, net decreased by $8.8 million, due to a litigation settlement received in 2010.
     Income taxes. Our effective income tax rates were 37.9% and 41.2% for the nine months ended September 30, 2011 and 2010, respectively. The change in the effective rate from 2010 to 2011 was primarily due to non-deductible litigation settlements in 2010. Our effective rates differ from the U.S. federal statutory rate primarily due to the income tax impact of global operations, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to our projected operating results for the year.
Segments
     The following table compares the Direct Contribution for our reportable segments (see Note 8 to our Financial Statements for the reconciliation to Operating income) for the nine months ended September 30 (in thousands):

			Increase /	Percent
	2011	2010	(Decrease)	Change
Direct Contribution:
ACMI	$97,990	$87,097	$10,893	12.5%
AMC Charter	55,651	95,096	(39,445)	(41.5)%
Commercial Charter	24,772	78,372	(53,600)	(68.4)%
Dry Leasing	3,400	3,692	(292)	(7.9)%

Total Direct Contribution	$181,813	$264,257	$(82,444)	(31.2)%

Unallocated income and expenses	$80,406	$96,986	$(16,580)	(17.1)%

ACMI Segment
     Direct Contribution related to the ACMI segment increased $10.9 million, or 12.5%, primarily due to increases in Block Hours and ACMI Yields. During the first nine months of 2011, there was an average of 21.4 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI compared to an average of 17.5 747-400 aircraft and no 747-200 aircraft supporting ACMI in 2010. The increase in Block Hours was primarily driven by flying a second aircraft for Panalpina beginning in October 2010 and two incremental aircraft for DHL beginning in March 2011. In addition, we started CMI passenger flights for SonAir in May 2010 and CMI Dreamlifter flights for Boeing in July 2010. The increase in ACMI Yields primarily reflects contractual rate increases in existing customer contracts and higher rates on new customer contracts. ACMI Direct Contribution was also impacted by increased aircraft ownership costs, crew and line maintenance expenses driven by the increased flying and an increase in heavy maintenance.

AMC Charter Segment
     Direct Contribution related to the AMC Charter segment decreased $39.4 million, or 41.5%, primarily due to the reduction in premiums earned on M-ATV missions flown on our 747-400 aircraft during 2010 and an increase in heavy and line maintenance expenses. During the first nine months of 2011, there was an average of 1.8 747-400 aircraft and 3.9 747-200 aircraft supporting AMC Charter operations compared to an average of 1.9 747-400 aircraft and 4.0 747-200 aircraft supporting the AMC Charter business in 2010.
Commercial Charter Segment
     Direct Contribution related to the Commercial Charter segment decreased $53.6 million, or 68.4%, primarily due to a decrease in Block Hours and lower Commercial Charter Yields that were negatively impacted by the return of aircraft capacity to the Asian markets and softer demand. Direct Contribution was also impacted by the higher cost of fuel, which was partially offset by lower fuel consumption in Commercial Charter during 2011. Partially offsetting the decrease in revenue was an improvement in volume-driven operating costs due to the reduction in Commercial Charter Block Hours flown. We also experienced lower ownership costs from the redeployment of 747-400 aircraft to the ACMI segment in the first nine months of 2011. During the first nine months of 2011, there was an average of 1.9 747-400 aircraft and 1.5 747-200 aircraft supporting Commercial Charter compared to an average of 3.2 747-400 aircraft and 1.7 747-200 aircraft supporting Commercial Charter in 2010.
Dry Leasing Segment
     Direct Contribution related to the Dry Leasing segment was relatively unchanged.
Unallocated income and expenses
     Unallocated income and expenses decreased $16.6 million, or 17.1%, primarily due to a net accrual for legal settlements of $16.2 million in 2010 and $7.6 million of increased capitalized interest on our PDPs in 2011. Partially offsetting these items was an $8.8 million litigation settlement received in 2010.
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

     The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP measures (in thousands, except per share data):

	For the Three Months Ended
	September 30,	September 30,	Percent
	2011	2010	Change
Net Income Attributable to Common Stockholders	$28,206	$33,804	(16.6%)
After-tax impact from:
Gain on disposal of aircraft	(104)	(101)

Adjusted Net Income Attributable to Common Stockholders	$28,102	$33,703	(16.6%)

Diluted EPS	$1.07	$1.29	(17.1%)
After-tax impact from:
Gain on disposal of aircraft	—	—

Adjusted Diluted EPS	$1.07	$1.29	(17.1%)

	For the Nine Months Ended
	September 30,	September 30,	Percent
	2011	2010	Change
Net Income Attributable to Common Stockholders	$62,570	$100,250	(37.6%)
After-tax impact from:
Net accrual for legal settlements	—	16,200
Litigation settlement received	—	(5,513)
Gain on disposal of aircraft	(296)	(2,231)

Adjusted Net Income Attributable to Common Stockholders	$62,274	$108,706	(42.7%)

Diluted EPS	$2.37	$3.85	(38.4%)
After-tax impact from:
Net accrual for legal settlements	—	0.62
Litigation settlement received	—	(0.21)
Gain on disposal of aircraft	(0.01)	(0.09)

Adjusted Diluted EPS	$2.36	$4.17	(43.4%)

Liquidity and Capital Resources
     At September 30, 2011, we had cash and cash equivalents of $417.4 million, compared to $588.9 million at December 31, 2010, a decrease of $171.5 million, or 29.1%. The decrease was driven by net cash used for investing activities of $319.8 million and net cash used for financing activities of $29.6 million, partially offset by cash provided by operating activities of $118.6 million.
     In February 2011, we entered into a twelve-year term loan commitment in the amount of $240 million with a syndicate of four banks (the “2011 Term Loan Commitment”). The 2011 Term Loan Commitment, when drawn, will be collateralized by a mortgage on two future 747-8F aircraft deliveries, which we expect to be delivered during the fourth quarter of 2011.
     In April 2011, we repaid $46.9 million of our PDP financing facility.
     On September 30, 2011, we borrowed $120.3 million under the September 2011 Term Loan and the proceeds were classified as Restricted cash as of September 30, 2011. On November 2, 2011, the proceeds were released to us when we took delivery of our first 747-8F aircraft.

     In October 2011, we paid $210.4 million in PDPs to Boeing under a proposed payment and delivery schedule, while reserving all rights with respect to such payment.
     Operating Activities. Net cash provided by operating activities for the first nine months of 2011 was $118.6 million, compared to $214.1 million for 2010. The decrease was primarily due to changes in Accounts payable and accrued liabilities, and Prepaid expenses and other current assets.
     Investing Activities. Net cash used for investing activities was $319.8 million for the first nine months of 2011, consisting primarily of capital expenditures of $205.4 million, which included capitalized interest on our 747-8F aircraft order of $18.6 million and changes in restricted cash of $120.3 million, partially offset by proceeds from short-term investments of $4.7 million. Capital expenditures for the first nine months of 2011 included the acquisition of two 747-400, two 767-300ER and two 737-300 passenger aircraft. Capital expenditures for the first nine months of 2011 were funded through working capital. Net cash used for investing activities was $150.3 million for the first nine months of 2010, consisting primarily of capital expenditures of $59.6 million, which included capitalized interest on our Boeing 747-8F aircraft order of $11.0 million, and $100.1 million of investments in debt securities, partially offset by proceeds from the sale of aircraft of $5.0 million. Capital expenditures for the first nine months of 2010 were funded through working capital, although we subsequently funded $8.1 million for the 757-200SF, which we purchased with a term loan.
     Financing Activities. Net cash provided by financing activities was $29.6 million for the first nine months of 2011, which primarily reflects the proceeds from a loan of $120.3 million and proceeds from stock option exercises of $4.7 million, partially offset by $87.2 million of payments on debt obligations and $9.2 million in purchases of treasury stock to settle employment taxes on the vesting of restricted stock. Net cash used for financing activities was $132.3 million for the first nine months of 2010, which primarily reflected $152.3 million of payments on debt obligations and $5.8 million in purchases of treasury stock to settle employment taxes on the vesting of restricted stock.
     We consider Cash and cash equivalents, Short-term investments and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations and to fund capital expenditures during 2011. Capital expenditures for the remainder of 2011 are expected to be approximately $43.0 million, which excludes PDPs, aircraft and capitalized interest. Our estimated 747-8F aircraft PDP and delivery payment requirements for the remainder of 2011 are approximately $546.1 million, of which $210.4 million was paid in October 2011. We expect our Restricted cash, PDP financing facility and 2011 Term Loan Commitment to be sufficient to fund our 747-8F aircraft PDP and delivery payment requirements for 2011.
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
     Our U.S. cash income tax payments in 2011 will be commensurate with our earnings, applicable income tax deductions and limitations on the utilization of net operating losses. As a result of recently enacted tax legislation, we can deduct 100% of the cost of qualified assets placed in service during 2011 or 2012 and 50% of the cost of qualified assets placed in service during 2013. Based on the existing estimated delivery schedule, we expect a substantial portion of our order for new 747-8F aircraft will qualify for this bonus tax depreciation, which would reduce or eliminate our U.S. federal income tax payments starting in the year we take delivery of qualified aircraft. As a result, we expect to receive a refund of almost all U.S. federal cash income tax paid in 2010 and 2011. Furthermore, our business operations are subject to income tax in several non-U.S. jurisdictions, but we believe that these operations will not result in any significant non-U.S. income tax payments in 2011.
Contractual Obligations and Debt Agreements
     See Note 5 to our Financial Statements for a description of our new debt obligation, the September 2011 Term Loan. See our 2010 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2010 and a description of our debt obligations and amendments thereto.
     On February 11, 2011, we entered into the 2011 Term Loan Commitment in the amount of $240 million for a period of twelve years with a syndicate of four banks. The 2011 Term Loan Commitment, when drawn, will be collateralized by a mortgage on two future 747-8F aircraft deliveries. In connection with entering into the 2011 Term Loan Commitment, we have agreed to pay usual and customary commitment and other fees. Borrowings under the 2011 Term Loan Commitment will accrue interest at a variable rate, payable quarterly, at LIBOR plus a margin and contains customary covenants and events of default. Upon the occurrence and during the continuance of an event of default, the 2011 Term Loan Commitment is cross-defaulted to our PDP financing facilities.
Off-Balance Sheet Arrangements
     Sixteen of our thirty-three operating aircraft are under operating leases (this excludes aircraft provided by CMI customers). Five are leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed price options were restructured to reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that would obligate us to absorb decreases in value or entitle us to participate in increases in the value of the aircraft. We have not consolidated any additional aircraft in the related trusts upon application of accounting for consolidations, because we are not the primary beneficiary based on the fact that all fixed price options were restructured to reflect a fair market value purchase option. In addition, we reviewed the other eleven Atlas aircraft that are under operating leases but not financed through a trust and determined that none of them would be consolidated upon the application of accounting for consolidations. Our maximum exposure under all operating leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 10 to the audited consolidated financial statements in the AAWW Annual Report on Form 10-K.
     There were no material changes in our off-balance sheet arrangements during the three months ended September 30, 2011.
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
     Assuming a hypothetical ten percent increase in interest rates at September 30, 2011, the fair value of the forward-starting interest rate swaps would increase by approximately $3.6 million to a net liability of $19.4 million. Conversely, assuming a hypothetical ten percent decrease in interest rates at September 30, 2011, the fair value of the forward-starting interest rate swaps would decrease by approximately $3.5 million to a net liability of $26.5 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     With respect to the fiscal quarter ended September 30, 2011, the information required in response to this Item is set forth in Note 10 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.
ITEM 1A. RISK FACTORS
     The following is an update of a risk factor that is set forth in Item 1A — Risk Factors of our 2010 Annual Report on Form 10-K. The update reflects a change to the relevant date within the risk factor appearing below. For additional risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2010 Annual Report on Form 10-K.
     Our insurance coverage may become more expensive and difficult to obtain and may not be adequate to insure all of our risks.
     Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general, and the insured carrier in particular. Future terrorist attacks and other adverse events involving aircraft could result in increases in insurance costs and could affect the price and availability of such coverage. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the U.S. federal government. The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through September 30, 2012. If the federal war-risk coverage program terminates or provides significantly less coverage in the future, we could face a significant increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.
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

Atlas Air Worldwide Holdings, Inc.
Dated: November 3, 2011	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: November 3, 2011	/s/ Spencer Schwartz
Spencer Schwartz
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Amendment No. 2, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

10.2	Amendment No. 2, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.3	Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives, amended as of July 1, 2011.

10.4	Atlas Air Worldwide Holdings, Inc. Benefits Program for Executive Vice Presidents and Senior Vice Presidents, amended and restated as of July 1, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the quarters and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2011 and 2010 and (v) Notes to Unaudited Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.