Form 10-K
period 2011-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2012-02-15
CIK 1135185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16545

Atlas Air Worldwide Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4146982
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2000 Westchester Avenue, Purchase, New York	10577 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (914) 701-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing price of Common Stock as reported on The NASDAQ Global Select Market as of June 30, 2011 was approximately $1,537,536,423. In determining this figure, the registrant has assumed that all directors, executive officers and persons known to it to beneficially own ten percent or more of such Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose. As of February 1, 2012, there were 26,304,764 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s Proxy Statement relating to the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), as well as other reports, releases and written and oral communications issued or made from time to time by or on behalf of Atlas Air Worldwide Holdings, Inc. (“AAWW”), contain statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements are based on management’s beliefs, plans, expectations and assumptions, and on information currently available to management. Generally, the words “will,” “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “project,” “estimate” and similar expressions used in this Report that do not relate to historical facts are intended to identify forward-looking statements.

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

Glossary

The following represents terms and statistics specific to our business and industry. They are used by management to evaluate and measure operations, results, productivity and efficiency.

A Check	Low-level maintenance checks generally performed on aircraft at an interval of approximately 750 flight hours to 1,000 flight hours depending on aircraft type.
ACMI	A service arrangement whereby an airline provides an aircraft, crew, maintenance and insurance to a customer for compensation that is typically based on hours operated.
AMC Charter	The provision of full planeload charter flights to the U.S. Military Airlift Mobility Command (“the AMC”). The AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs.
Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.
C Check	High-level or “heavy” airframe maintenance checks, which are more intensive in scope than A Checks and are generally performed between 18 and 24 months depending on aircraft type.
CMI	A service arrangement whereby an airline provides crew, maintenance and insurance to a customer for compensation that is typically based on hours operated, with the customer providing the aircraft.
Commercial Charter	The provision of full planeload capacity to a customer for one or more flights based on a specific origin and destination. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs.
D Check	High-level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six to nine years depending on aircraft type.
Dry Lease	A leasing arrangement whereby an entity (lessor) provides a specific aircraft and/or engine without crew, maintenance or insurance to another entity (lessee) for compensation that is typically based on a fixed monthly amount.
Line Maintenance	Unscheduled maintenance to rectify events occurring during normal day-to-day operations.
Load Factor	The average amount of weight flown divided by the maximum available capacity.
Revenue Per Block Hour	An amount calculated by dividing Operating revenues by Block Hours.
Yield	The average amount a customer pays to fly one tonne of cargo one mile.

Overview

AAWW is a holding company with a principal operating subsidiary, Atlas Air, Inc. (“Atlas”), which is wholly-owned. It also maintains a 49% interest in Global Supply Systems Limited (“GSS”) and has a 51% economic interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). AAWW is also the parent company of several wholly-owned subsidiaries related to our dry leasing services (collectively referred to as “Titan”). When used in this Report, the terms “we,” “us,” “our,” and the “Company” refer to AAWW and all entities in our consolidated financial statements.

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

Our primary service offerings include the following:

•	ACMI, whereby we provide outsourced cargo aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and Yield risk;

•

CMI, which is part of our ACMI business segment, whereby we provide outsourced cargo and passenger aircraft operating solutions including the provision of crew, maintenance and insurance, while customers provide the aircraft and assume fuel, demand and Yield risk. We began performing CMI services during 2010;

•	Dry Leasing, whereby we provide aircraft and/or engine leasing solutions;

•

AMC Charter services, whereby we provide cargo and passenger aircraft charter services for the AMC. The AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs; and

•

Commercial Charter, whereby we provide cargo and passenger aircraft charters to customers, including brokers, cruise-ship operators, freight forwarders, direct shippers and airlines. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs.

We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry. The relative operating cost efficiency of our current 747-400F and 747-8F aircraft, including their superior fuel efficiency, range, capacity and loading capabilities, create a compelling value proposition for our customers and position us well for future growth.

Our growth plans are focused on the further enhancement of our ACMI market position with our order of nine new 747-8F aircraft. The Boeing Company (“Boeing”) delivered three of these 747-8F aircraft to us during the fourth quarter of 2011 and we expect to take four additional deliveries during 2012 and two in 2013. We are currently the only operator offering these aircraft to the ACMI market. In addition to our order, we also hold rights to purchase an additional 13 747-8F aircraft, providing us with flexibility to further expand our fleet in response to market conditions. Our growth plans also include the continued expansion of our CMI business, which we launched in 2010. In 2011, we began flying passenger charters for the U.S. Military. To meet expected growth in this service, we expanded our fleet with the purchase of two 747-400 and two 767-300ER passenger aircraft. We also began using these aircraft to fly passenger charters for charter brokers and other airlines during 2011.

We believe that our current fleet represents one of the most efficient freighter fleets in the market. Our primary placement for these aircraft will continue to be long-term ACMI outsourcing contracts with high credit quality customers.

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

ACMI.    Historically, the core of Atlas’ business has been providing cargo aircraft outsourcing services to customers on an ACMI basis. Under an ACMI agreement, customers typically contract for the use of an aircraft type that is operated, crewed, maintained and insured by Atlas in exchange for guaranteed minimum revenues at predetermined levels of operation for defined periods of time. During 2010, we began to offer CMI cargo and passenger services to customers, which is similar to ACMI flying except that the customer provides the aircraft. Under ACMI and CMI arrangements, we are paid a Block Hour rate for hours operated above a guaranteed minimum level of flying. The aircraft are generally operated under the traffic rights of the customer. All other direct operating expenses, such as fuel, overfly and landing fees and ground handling, are generally borne by the customer, who also bears the commercial revenue risk of Load Factor and Yield. CMI is part of our ACMI business segment.

ACMI provides a predictable annual revenue and cost base by minimizing the risk of fluctuations such as Yield, fuel and demand risk in the air cargo business. Our ACMI revenues and most of our costs under ACMI contracts are denominated in U.S. dollars, minimizing currency risks associated with international business.

All of our ACMI contracts provide that the aircraft remain under our exclusive operating control, possession and direction at all times. The ACMI contracts further provide that both the contracts and the routes to be operated may be subject to prior and/or periodic approvals of the U.S. or foreign governments.

As a percentage of our operating revenue, ACMI revenue represented 45.2% in 2011, 40.7% in 2010 and 45.4% in 2009. As a percentage of our operated Block Hours, ACMI represented 74.9% in 2011, 71.2% in 2010 and 70.5% in 2009. We recognize ACMI revenue, which includes CMI, as the actual Block Hours operated on behalf of a customer are incurred or according to the guaranteed minimum Block Hours defined in a contract.

We currently have 19 aircraft under ACMI contracts expiring at various times from 2012 to 2028. The original length of these contracts generally ranged from three to twenty years, although we do offer contracts of shorter duration. In addition, we have also operated short-term, seasonal ACMI contracts and we expect to continue to provide such services in the future.

AMC Charter.    The AMC Charter business provides full planeload passenger and cargo aircraft charter services to the U.S. Military. We participate in the U.S. Civil Reserve Air Fleet (“CRAF”) Program under contracts with the AMC, which typically cover a one-year period. We have made a substantial number of our aircraft available for use by the U.S. Military in support of their operations and we operate such flights pursuant to cost-plus contracts. Atlas bears all direct operating costs for both passenger and cargo aircraft, which include fuel, insurance, overfly and landing fees and ground handling expenses. However, the price of fuel used during AMC flights is fixed by the U.S. Military. The contracted charter rates (per mile) and fuel prices (per gallon) are fixed by the AMC generally for twelve-month periods. We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for the AMC Charter flights exceeds the fixed price. If the price of fuel paid by us is less than the fixed price, then we pay the difference to the AMC.

Airlines may participate in the CRAF Program either alone or through a teaming arrangement. There are currently four major groups of carriers (or teams), several smaller teams and independent carriers (that are not part of any team) that compete for AMC business. We are a member of the team led by FedEx Corporation (“FedEx”). We pay a commission to the FedEx team, based on the revenues we receive under our AMC contracts. The AMC buys cargo capacity on two bases: a fixed basis, which is awarded annually, and expansion flying, which is awarded on an as-needed basis throughout the contract term. While the fixed business is predictable, Block Hour levels for expansion flying are difficult to predict and thus are subject to fluctuation. The majority of our AMC business is expansion flying. We also earn commissions on subcontracting certain flying of oversized cargo and less than full planeload missions, or in connection with flying cargo into areas of military conflict where we cannot perform these services ourselves.

On January 20, 2012, Atlas received approval from the U.S. Department of Defense (“DoD”) Commercial Airlift Review Board to provide twin-jet 767-300ER passenger airlift service for the DoD. To operate this new aircraft type, Atlas also achieved 180-minute Extended Twin-Engine Operations (“ETOPS”) certification from the U.S. Federal Aviation Administration (“FAA”), allowing for the aircraft’s optimal routing on trans-Atlantic flights.

As a percentage of our operating revenue, AMC Charter revenue represented 31.7% in 2011, 29.1% in 2010 and 31.0% in 2009. As a percentage of our operated Block Hours, AMC Charter represented 14.0% in 2011, 14.6% in 2010 and 17.5% in 2009.

Commercial Charter.    Our Commercial Charter business segment provides full planeload cargo and passenger capacity to customers for one or more flights based on a specific origin and destination. Our customers include charter brokers, cruise-ship operators, freight forwarders, direct shippers and airlines. Charter customers pay a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs. The Commercial Charter business is generally booked on a short-term, as-needed, basis. In addition, Atlas provides limited airport-to-airport cargo services to select markets, including several cities in South America. The Commercial Charter business is similar to the AMC Charter business in that we are responsible for all direct operating costs as well as the commercial revenue, Load Factor and Yield risk. Atlas also bears direct sales costs incurred through our own sales force and through commissions paid to general sales agents.

As a percentage of our operating revenue, Commercial Charter revenue represented 21.4% in 2011, 28.7% in 2010 and 20.3% in 2009. As a percentage of our operated Block Hours, Commercial Charter represented 10.1% in 2011, 13.7% in 2010 and 11.6% in 2009.

Dry Leasing.    Our Dry Leasing segment provides for the leasing of aircraft and/or engines to customers primarily through Titan. As a percentage of our operating revenue, Dry Leasing revenue represented 0.7% in 2011, 0.5% in 2010 and 1.2% in 2009.

Global Supply Systems

We hold a 49% interest in GSS, a private company. During the fourth quarter of 2011, we Dry Leased three of our new 747-8F aircraft to GSS, which pays for rent and a provision for maintenance costs associated with the aircraft. GSS, in turn, provides ACMI services for these aircraft to British Airways Plc (“British Airways”). Atlas previously Dry Leased three owned 747-400s to GSS, two of which were returned to us in the fourth quarter of 2011 and the third is expected to be returned to us in early 2012.

On April 8, 2009, certain members of GSS management, through an employee benefit trust, purchased shares of GSS from a former stockholder. These shares, which were not and have never been owned by us, represent a 51% controlling interest in GSS. Following this transaction, we determined that GSS is a variable interest entity and that we are the primary beneficiary of GSS for financial reporting purposes. Accordingly, GSS became a consolidated subsidiary of AAWW upon the closing of this transaction. Therefore, intercompany transactions with GSS are eliminated and the revenue and results of operations for GSS are reflected in the ACMI segment. Prior to this transaction, we accounted for GSS under the equity method and reported the revenue from GSS as Dry Leasing revenue in the consolidated statements of operations (see Note 4 to our Financial Statements).

SonAir

In 2009, we entered into an agreement with SonAir — Serviço Aéreo, S.A. (“SonAir”), a wholly owned subsidiary of the Sonangol Group, the multinational energy company of Angola and member of the United States-Africa Energy Association (“USAEA”), to operate an outsourced premium passenger charter service with two customized 747-400 aircraft reconfigured into largely business and executive class configuration. The aircraft are provided by SonAir’s parent company. In 2010, we began the service, known as the “Houston Express”, which operates three weekly nonstop roundtrip flights between Houston, Texas and Luanda, Angola. Under our CMI agreement with SonAir, we receive contractually determined revenues for operation of the aircraft, based on a Block Hour rate for hours operated above a guaranteed minimum level of flying, without assuming responsibility for passenger revenue and certain direct costs, including fuel.

While the private charter is not open to the public, it provides USAEA members, which include many of the leading U.S. energy companies, with a premium nonstop transportation link to support long-term projects in the West African energy sector.

Boeing

In 2010, we signed a nine-year CMI agreement with Boeing to operate their fleet of four modified 747-400 freighter aircraft (“Dreamlifters”). These aircraft are used to transport major sub-assembled parts for Boeing’s new 787 Dreamliner aircraft from suppliers around the world to Boeing production facilities in the United States. In July 2010, we began operating this service for Boeing.

DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”) holds a 49% equity interest and a 25% voting interest in Polar (see Note 3 to our Financial Statements). AAWW owns the remaining 51% equity interest in Polar and a 75% voting interest. Concurrent with the investment, under a 20-year blocked space agreement that was subsequently amended (the “BSA”), Polar provides air cargo capacity to DHL through Polar’s express network (“Express Network”). In addition, Atlas and Polar have a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. Under the flight services agreement, Atlas provides Polar with crew, maintenance and insurance for the aircraft. Under separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. Deutsche Post AG (“DP”) has guaranteed DHL’s (and Polar’s) obligations under the various agreements described above. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to in this Report as the “DHL Agreements”. The DHL Agreements provide us with a minimum guaranteed annual revenue stream from 747-400 aircraft that have been dedicated to Polar for Express Network ACMI and other customers’ freight over the life of the agreements.

Polar provides full flying for DHL’s trans-Pacific express network and DHL provides financial support and also assumes the risks and rewards of the operations of Polar. In addition to its trans-Pacific routes, Polar has also flown between the Asia Pacific regions, the Middle East and Europe on behalf of DHL and other customers.

Polar currently operates six 747-400 freighter aircraft that are subleased from us. In March 2011, we began service for two additional aircraft, operated by Atlas, to support the Polar network and DHL through an alliance agreement whereby Atlas provides ACMI services to Polar. Atlas also provides incremental charter capacity to Polar on an as-needed basis.

In September 2011, we signed a CMI agreement with DHL to operate five 767 freighters owned by them in their North American network. This service is expected to begin with one aircraft in the first quarter of 2012 and expand to five aircraft by the third quarter of 2012.

Long-Term Revenue Commitments

The following table sets forth the guaranteed minimum revenues expected to be received from our existing ACMI (including CMI) and Dry Leasing customers for the years indicated (in thousands):

2012	$551,956
2013	510,826
2014	458,281
2015	404,522
2016	266,853
Thereafter	1,278,233

Total	$3,470,671

Sales and Marketing

We have regional sales offices in the United States, England and Hong Kong, which cover the Americas, Europe, Africa, the Middle East and the Asia Pacific regions. These offices market our ACMI (including CMI) and Dry Leasing services directly to other airlines and logistic companies. They also market our cargo and passenger Commercial Charter services to charter brokers, cruise-ship operators, freight forwarders, direct shippers and airlines. Additionally, we have a dedicated Government and Defense Group that directly manages our military cargo and passenger operations.

Maintenance

Maintenance represented our third-largest operating expense for the year ended December 31, 2011. Primary maintenance activities include scheduled and unscheduled work on airframes and engines. Scheduled maintenance activities encompass those activities specified in a carrier’s maintenance program approved by the FAA. The costs necessary to adhere to these maintenance programs may increase over time, based on the age of the equipment or due to FAA airworthiness directives (“ADs”).

Scheduled airframe maintenance includes lower-level activities consisting of daily and weekly checks, as well as heavy maintenance checks, involving more complex activities that can generally take from one to four weeks to complete. Unscheduled maintenance, known as Line Maintenance, rectifies events occurring during normal day-to-day operations. Scheduled maintenance activities such as C and D Checks, are progressively higher in scope and duration than Line Maintenance, and are considered “heavy” airframe maintenance checks. All lettered checks are currently performed by third-party service providers who are compensated on a time-and-material basis as we believe they provide the most efficient means of maintaining our aircraft fleet and the most reliable way to meet our maintenance requirements.

Our FAA-approved maintenance programs allow our engines to be maintained on an “on condition” basis. Under this arrangement, engines are sent for repair based on life-limited parts and/or performance deterioration.

Under the FAA ADs issued pursuant to its Aging Aircraft Program, we are subject to extensive aircraft examinations and may be required to undertake structural modifications to our fleet from time to time to address any problems of corrosion and structural fatigue. As part of the FAA’s overall Aging Aircraft Program, it has issued increased inspection and maintenance requirements depending on aircraft type and ADs requiring certain additional aircraft modifications. We believe all aircraft in our fleet are in compliance with all existing FAA ADs. It is possible, however, that additional ADs applicable to the types of aircraft or engines included in our fleet could be issued in the future and that the cost of complying with such ADs could be substantial.

Insurance

We maintain insurance of the types and in amounts deemed adequate and consistent with current industry standards. Principal coverage includes: liability for injury to members of the public, including passengers; damage to our property and that of others; loss of, or damage to, flight equipment, whether on the ground or in flight.

Since the terrorist attacks of September 11, 2001, we and other airlines have been unable to obtain coverage for claims resulting from acts of terrorism, war or similar events (war-risk coverage) at reasonable rates from the commercial insurance market. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the U.S. government. The FAA is currently providing war-risk coverage for hull, passenger, cargo loss, crew and third-party liability insurance through September 30, 2012. If the U.S. government insurance program were to be terminated, we would likely face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

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

In December 2011, the FAA adopted a rule to impose new flight and duty time requirements with the stated goal of reducing pilot fatigue. The rule’s effective date is January 14, 2014, resulting in a two year ramp-up period. The rule applies to our passenger operations but not to our all-cargo operations. Carriers with all-cargo operations have the option to conduct such operations under the new rules. The Independent Pilots Association, representing United Parcel Service, Inc. (“UPS”) pilots, have filed a judicial appeal, in which they intend to challenge the FAA decision not to include all-cargo operations in the rule. Should the appeal be successful or the FAA decide on its own initiative to change the final rule to include all-cargo operations, that would result in material increased crew costs for Atlas and Polar, as well as air carriers that predominately fly nighttime and long-haul flights. It could also have a material impact on our business, results of operations and financial condition by limiting crew scheduling flexibility and increasing operating costs, especially with respect to long-range flights.

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

A foreign government’s regulation of its own air carriers can also affect our business. For instance, the EU modified the licensing requirements of air carriers of its member states in 2008 to place new limits on the ability of EU carriers to use ACMI aircraft from airlines of non-EU member states. The revised regulations have a negative impact on our ACMI business opportunities. Similarly, the European Aviation Safety Agency (“EASA”) has proposed new rules that would prohibit EU airlines from providing ACMI services through non-EU airlines without first satisfying their regulators that the aircraft to be used adhere to both international and EASA-imposed requirements. Finalization of the proposed regulations could increase costs and inhibit business opportunities.

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

Security.    Following the terrorist attacks on September 11, 2001, the aviation security functions previously performed by the FAA were transferred to the U.S. Transportation Security Administration (“TSA”). The TSA extensively regulates aviation security through rules, regulations and security directives that are designed to prevent unauthorized access to freighter aircraft and the introduction of unauthorized individuals, weapons and explosives onto such aircraft. Atlas and Polar currently operate pursuant to a TSA-approved security program that, we believe, adequately maintains the security of all aircraft in the fleet. There can be no assurance, however, that we will remain in compliance with the existing and any additional TSA requirements without incurring substantial costs, which may have a material adverse effect on our operations. To mitigate any such increase, we are working closely with the Department of Homeland Security and other government agencies to ensure that a threat-based risk management approach is utilized to target specific “at-risk” cargo. This approach will limit any exposure to regulation that would require 100% screening of all cargo at an excessive cost. Additionally, foreign governments and regulatory bodies (such as the European Commission) impose their own aviation security requirements and have increasingly tightened such requirements. This may have an adverse impact on our operations, especially to the extent the new requirements may necessitate redundant or costly measures or be in conflict with TSA requirements. Additionally, there has been legislation introduced in the U.S. House of Representatives that does not employ TSA’s threat-based risk management approach to the terrorist threat posed to aviation and if enacted, could substantially increase the security burden on all-cargo air carriers.

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

There is significant U.S. and international government interest in implementing measures to respond to the problem of climate change and greenhouse gas emissions. Various governments, including the United States, are pursuing measures to regulate climate change and greenhouse gas emissions.

The EU has enacted legislation to extend its emissions trading scheme to aviation commencing January 1, 2012. Under the EU mechanism, airlines serving the EU must report flight activity on an ongoing basis. At the end of every year, each airline must tender the number of “carbon emissions allowances” corresponding to the carbon emissions generated by its flight activity during the year. If the airline’s flight activity during the year has produced carbon emissions exceeding the number of carbon emissions allowances that it has been awarded, the airline must acquire carbon emissions allowances from other airlines in the open market. The U.S. and other governments have objected to the EU’s unilateral implementation of the emissions trading scheme and are seeking to have the matter addressed by the International Civil Aviation Organization. Bills also have been introduced in the U.S. Congress to prohibit U.S. airlines from complying. To date, however, there is no reason to believe that the EU will delay implementation of the trading scheme.

In the United States, various constituencies have continued to advocate for controls on greenhouse gas emissions. Previously, both houses of the U.S. Congress passed legislation to impose a carbon-related tax on fuel sold to airlines and other entities. However, a bill has not been signed into law. Also, in September 2009, the

EPA proposed regulations that would impose controls on greenhouse gas emissions. While the proposed regulations would not directly control greenhouse gas emissions by air carriers, a number of states and environmental organizations have asked the EPA to regulate greenhouse gas emissions from aircraft.

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

Competition

The market for ACMI services is competitive. We believe that the most important basis for competition in the ACMI market is the efficiency and cost effectiveness of the aircraft assets and the scale, scope and quality of the outsourced operating services provided. Atlas is currently the only provider of ACMI services with the new 747-8F aircraft. Atlas, Air Atlanta Icelandic, Evergreen International Aviation, Kalitta Air, LLC, Southern Air, Inc. and World Airways are the primary providers presently in the 747-400F and 747-400 BCF/SF ACMI markets. In addition, Southern Air, Inc. provides 777s in the ACMI market. Competition is more significant in the ACMI market for the older, less-efficient 747-200 aircraft. We withdrew from that market several years ago and redeployed our 747-200 ACMI assets into the AMC and Commercial Charter segments. World Airways also operates MD11s in cargo ACMI services, which compete directly in some markets with 747 freighters.

We participate through our AMC Charter business segment in the CRAF Program. While our AMC Charter business has been profitable each year since 2004, the formation of additional competing teaming arrangements, increased participation of other independent carriers, an increase by other air carriers in their commitment of aircraft to the CRAF program, the withdrawal of any of the current team members, especially FedEx, or a reduction of the number of aircraft pledged to the CRAF program by our team, and the uncertainty of future demand for commercial airlift by the U.S. Military, could adversely affect the amount of AMC business awarded to us in the future. To the extent that we receive a reduction in our awards or expansion business, we intend to redeploy the available aircraft to our other business segments.

The Commercial Charter market is highly competitive, with a number of operators, including Evergreen International Aviation; Kalitta Air, LLC, Southern Air, Inc. and passenger airlines providing similar services utilizing both 747-400s and 747-200s. We expect to retire our remaining 747-200 aircraft during the first quarter of 2012 and will utilize 747-400 aircraft in the Commercial Charter market. We believe that we offer a superior aircraft in the 747-400, and we will continue to develop new opportunities in the Commercial Charter market for 747-400 aircraft not otherwise deployed in our ACMI or AMC business. Many of our ad hoc charter flights are one-way return flights from Asia or Europe, positioned by one-way AMC flights that originate from the United States and terminate in Europe or the Middle East.

Titan’s primary focus in the Dry Leasing business is freighter and passenger aircraft as well as engine leasing. While there is competition among operating lessors in the freighter market, we believe that we are uniquely positioned in this business due to our depth and understanding of the demand drivers and operator base. The primary competitors in the freighter leasing business include GE Capital Aviation Services; Guggenheim Aviation Partners, LLC; Air Castle Ltd. and AerCap Holdings, N.V., among many others. Titan also competes in the passenger aircraft leasing market to develop key customer relationships, enter strategic geographic markets, and/or acquire feedstock aircraft for future freighter conversion. The primary competitors in the passenger leasing market include GE Capital Aviation Services; International Lease Finance Corp.; Ansett Worldwide Aviation Services; CIT Aerospace; Aviation Capital Group Corp.; Air Castle Ltd.; AerCap Holdings N.V.; and RBS Aviation Capital, among many others.

Fuel

Historically, aircraft fuel is one of the most significant expenses for us. During 2011, 2010 and 2009, fuel costs represented 31.2%, 27.1%, and 22.1%, respectively, of our total operating expenses. Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues, supply and demand, which we can neither control nor accurately predict. The following table summarizes our total fuel consumption and costs:

	2011	2010	2009
Gallons consumed (in thousands)	111,848	119,176	101,451
Average price per gallon, including tax	$3.47	$2.52	$1.98
Cost (in thousands)	$388,579	$300,229	$201,207
Fuel burn — gallons per Block Hour (excluding ACMI)	3,255	3,221	3,159

Our exposure to fluctuations in fuel price is limited to a portion of our Commercial Charter business only. For this business, we shift a portion of the burden of price increases to customers by imposing a surcharge. While we believe that fuel price volatility in 2011, 2010 and 2009 was partly reduced as a result of increased fuel surcharges, these surcharges did not completely offset the underlying increases in fuel prices. The ACMI segment, including Express Network ACMI, has no direct fuel price exposure because ACMI contracts require our customers to pay for aircraft fuel. Similarly, we generally have no fuel price risk in the AMC business because the price is set under our contract, and we receive or make subsequent payments to adjust for price increases and decreases from the contractual rate. AMC fuel expense was $221.3 million in 2011, $155.5 million in 2010 and $118.4 million in 2009.

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

Employees

Our business depends on highly qualified management and flight crew personnel. As a percentage of our consolidated operating expenses, salaries, wages and benefits accounted for approximately 21.0% in 2011, 21.5% in 2010 and 23.7% in 2009. As of December 31, 2011, we had 1,716 employees, 924 of whom were crewmembers. We maintain a comprehensive training program for our crewmembers in compliance with FAA requirements, in which each pilot and flight engineer regularly attends recurrent training programs.

Crewmembers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represented approximately 53.8% of our workforce as of December 31, 2011. We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of our employees.

In September 2011, we completed and have since implemented a new five-year single collective bargaining agreement (“SCBA”), which will not become amendable until September 2016. Under the terms of the new SCBA, the merger of the pilots and flight engineers of Atlas and Polar results in a single workforce that will serve both Atlas and Polar.

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

The public may read and copy any materials that we file with SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Airfreight demand is highly dependent on global economic conditions, such as the recent global economic downturn, foreign currency fluctuations and the European debt crisis. If demand for our services or Yields significantly deteriorate due to macroeconomic effects, it could have a material adverse effect on our business, results of operations and financial condition. We cannot accurately predict the effect or duration of any economic slowdown or the timing or strength of a subsequent economic recovery.

In addition, we may face significant challenges if conditions in the financial markets deteriorate. Our business is capital intensive and growth depends on the availability of capital for new aircraft, among other things. If today’s capital availability deteriorates, we may be unable to raise the capital necessary to finance the remaining six 747-8F aircraft on order from Boeing, finance Titan’s growth or other business initiatives. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

We could be adversely affected if any of our existing aircraft or our new 747-8F aircraft are underutilized or we fail to redeploy or deploy aircraft with customers at favorable rates. We could also be adversely affected from the loss of one or more of our aircraft for an extended period of time.

Our operating revenues depend on our ability to effectively deploy all of the aircraft in our fleet and maintain high utilization of our aircraft at favorable rates. If demand weakens and, as a result, we have underutilized aircraft, we would seek to redeploy those aircraft in our other lines of business. If we are unable to successfully deploy our existing aircraft or our new 747-8F aircraft, when delivered, at favorable rates, it could have a material adverse effect on our business, results of operations and financial condition. In addition, if one or more of our aircraft are out of service for an extended period of time, our operating revenues would decrease and we may have difficulty fulfilling our obligations under one or more of our existing contracts. The loss of revenue resulting from any such business interruption, and the cost, long lead time and difficulties in sourcing a replacement aircraft, could have a material adverse effect on our business, results of operations and financial condition.

We have significant contractual obligations associated with the six remaining 747-8F aircraft on order from Boeing. If we are unable to draw upon the financing obtained for these aircraft and/or make the required delivery payments, our growth strategy could be disrupted.

We currently have six remaining 747-8F aircraft on order from Boeing. We also hold rights to purchase up to an additional 13 747-8F aircraft. As of December 31, 2011, we had estimated remaining commitments of approximately $666.7 million associated with this aircraft order (including spare engines, estimated contractual escalations and purchase credits).

We expect to finance these aircraft through secured debt/lease financing. We have obtained a term loan facility for the six remaining 747-8F aircraft and have standby commitments to finance four of those aircraft deliveries in the event we are unable to draw upon the term loan facility. We cannot provide assurance that we will be able to meet the financing conditions contained in these commitments or to secure alternative financing on terms attractive to us or at all. If we are unable to obtain financing (even at a higher cost) and we are unable to meet our contractual obligations to Boeing, our financial condition could be impacted as we could be in default under the Boeing contract.

We could be adversely affected if the deliveries of our remaining 747-8F aircraft are delayed further or if such aircraft do not meet expected performance specifications.

We currently have six remaining 747-8F aircraft on order from Boeing. We also hold rights to purchase up to an additional 13 747-8F aircraft. The addition of these new 747-8F aircraft is a material component of our growth and fleet renewal strategy. Since the initial date of our order, Boeing has announced several delays in the delivery schedule of the 747-8F aircraft. In September 2011, Boeing provided an updated delivery schedule for our 747-8F aircraft. While Boeing has provided us with certain performance guarantees, the new aircraft may not meet the expected performance specifications, making it more difficult for us to deploy those aircraft in a timely manner or at expected rates. Any delay in Boeing’s production or delivery schedule could further delay the deployment of those aircraft or if such aircraft do not meet expected performance specifications, it could have an adverse effect on our business, results of operations and financial condition.

Our substantial lease and debt obligations, including aircraft lease and other obligations, could impair our financial condition and adversely affect our ability to raise additional capital to fund our operations or capital requirements, all of which could limit our financial resources and ability to compete, and may make us more vulnerable to adverse economic events.

As of December 31, 2011, we had total debt obligations of approximately $801.9 million and total aircraft operating leases and other lease obligations of $1.6 billion. These obligations are expected to increase significantly over the next several years as we accept delivery of, and continue to enter into financing arrangements for, our new 747-8F aircraft. Our outstanding financial obligations could have negative consequences, including:

•	making it more difficult to pay principal and interest with respect to our debt and lease obligations;

•

requiring us to dedicate a substantial portion of our cash flows from operations for interest, principal and lease payments and reducing our ability to use our cash flow to fund working capital and other general corporate requirements;

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

Restrictive covenants in certain of our debt and lease obligations, under certain circumstances, could impact our ability to:

•	pay certain dividends or repurchase stock;

•	consolidate or merge with or into other companies or sell substantially all of our assets;

•	expand significantly into lines of businesses beyond existing business activities or those which are cargo-related and/or aviation-related and similar businesses; and/or

•	modify the terms of debt or lease financing arrangements.

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

The Company, Polar and Polar LLC (“Old Polar”), formerly Polar Air Cargo, Inc., have been named defendants, along with a number of other cargo carriers, in several class actions in the United States arising from allegations about the pricing practices of a number of air cargo carriers that have now been consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company, Polar and Old Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of fuel and other surcharges, in violation of U.S. Federal, state and EU antitrust laws. The suit seeks treble damages and injunctive relief.

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

The price of aircraft fuel is unpredictable and has been increasingly volatile over the past few years. While we have been able to reduce our exposure to fuel risk significantly, we continue to bear the risk of fuel exposure for our Commercial Charter operations.

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

We are party to a single collective bargaining agreement covering our U.S. crewmembers and are negotiating a collective bargaining agreement covering our U.S. dispatchers, which could result in higher labor costs than those faced by some of our non-unionized competitors. This could put us at a competitive disadvantage, and/or result in a work interruption or stoppage.

Atlas and Polar are both represented by the IBT under a single collective bargaining agreement. As a percentage of our workforce as of December 31, these employees represented approximately 54.8% in 2011, 51.5% in 2010 and 49.4% in 2009. In 2009, the IBT was certified as the collective bargaining representative of the dispatchers employed by Atlas and Polar. Formal negotiations began in 2009 between the IBT and us regarding the first collective bargaining agreement for these dispatchers. We are subject to risks of increased labor costs associated with having a partially unionized workforce, as well as a greater risk of work interruption or stoppage. We cannot provide assurance that disputes, including disputes with certified collective bargaining representatives of our employees, will not arise in the future or will result in an agreement on terms satisfactory to us.

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

We rely on third parties to provide certain essential services on our behalf, including maintenance, ground handling and flight attendants. In certain locations, there may be very few sources, or sometimes only a single source, of supply for these services. If we are unable to effectively manage these third parties, they may provide inadequate levels of support which could harm our customer relationships and have an adverse impact on our operations and the results thereof. Any material problems with the efficiency and timeliness of our contracted services, or an unexpected termination of those services, could have a material adverse effect on our business, results of operations and financial condition.

Some of our aircraft are periodically deployed in potentially dangerous situations, which may result in damage to our aircraft/cargo and/or harm to our employees or contractors.

Some of our aircraft are deployed in potentially dangerous locations and carry hazardous cargo incidental to the services we provide in support of U.S. military activities, particularly in shipments to the Middle East. Some areas through which our flight routes pass are subject to geopolitical instability, which increases the risk of a loss of, or damage to, our aircraft and/or its cargo, or death or injury to our personnel. While we maintain insurance to cover the loss/damage of aircraft/cargo and/or injury to our employees, except for limited situations, we do not have insurance against the loss arising from business interruption. It is difficult to replace lost or substantially damaged aircraft due to the high capital requirements and long delivery lead times for new aircraft or to locate appropriate in-service aircraft for lease or sale. Any loss/damage of aircraft/cargo or injury to employees or contractors could have a material adverse impact on our business, results of operations and financial condition.

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

Our ACMI business depends on a limited number of customers, which has typically averaged between five and six. In addition, as a percentage of our total operating revenue, the International Airline of United Arab Emirates (“Emirates”) accounted for 6.0% in 2011, 8.2% in 2010 and 10.4% in 2009 and Polar accounted for 17.2% in 2011, 14.7% in 2010 and 18.5% in 2009. We typically enter into long-term ACMI contracts with our customers. The terms of our existing contracts are scheduled to expire on a staggered basis. There is a risk that any one of our significant ACMI customers may not renew their ACMI contracts with us on favorable terms or at all, perhaps due to reasons beyond our control. For example, certain of our airline ACMI customers may not renew their ACMI contracts with us as they take delivery of new aircraft in their own fleet. Select customers have the opportunity to terminate their long-term agreements in advance of the expiration date, following a significant amount of notice to allow for remarketing of the aircraft. Such agreements generally contain a significant early termination fee paid by the customer. Entering into ACMI contracts with new customers generally requires a long sales cycle, and as a result, if our ACMI contracts are not renewed, and there is a resulting delay in entering into new contracts, our business, results of operations and financial condition could be materially and adversely affected.

Our agreements with several ACMI and CMI customers require us to meet certain performance targets, including certain departure/arrival reliability standards. Failure to meet these performance targets could adversely affect our financial results.

Our ability to derive the expected economic benefits from our transactions with certain ACMI and CMI customers depends substantially on our ability to successfully meet strict performance standards and deadlines for aircraft and ground operations, which become increasingly stringent over time. If we do not meet these requirements, we may not be able to achieve the projected revenues and profitability from these contracts, and we could be exposed to certain remedies, including termination of the BSA in the most extreme of circumstances, as described below.

Risks Related to the DHL Investment

Our agreements with DHL confer certain termination rights to them which, if exercised or triggered, may result in us being unable to realize the full benefits of this transaction.

The BSA gives DHL the option to terminate the agreement for convenience by giving notice to us at least one year before the fifth, tenth or fifteenth anniversary of the agreement’s commencement date. If DHL terminates for convenience on the fifth anniversary, Polar or DHL would be required to assume all six 747-400 freighter head leases for the entire remaining term of each such aircraft lease. Each assumed lease has a guarantee by DHL’s parent or a creditworthy subsidiary. Further, DHL has a right to terminate the BSA for cause following a specified management resolution process if we default on our performance or we are unable to perform for reasons beyond our control. If DHL exercises any of these termination rights, we would not be able to achieve the projected revenues and profitability from this contract.

Risks Related to Our AMC Charter Business

We derive a significant portion of our revenues from our AMC Charter business, and a substantial portion of these revenues have been generated pursuant to expansion flying, as opposed to fixed contract arrangements with the AMC. In the longer term, we expect that the cargo revenues from our AMC Charter business may decline from current levels.

As a percentage of our operating revenue, revenue derived from our AMC Charter business was approximately 31.7% in 2011, 29.1% in 2010 and 31.0% in 2009. In each of these years, the revenues derived from expansion flights for the AMC significantly exceeded the value of the fixed flight component of our AMC contract.

Historically, our AMC Charter business, especially expansion flights, has generated a significant amount of revenue. Future revenues from this business may decline from historic levels as a result of reduced U.S. military heavy lift requirements. Revenues from our AMC Charter business are derived from one-year contracts that the AMC is not required to renew. Our current AMC contract runs from January 1, 2012 through September 30, 2012. Changes in national and international political priorities can significantly affect the volume of our AMC Charter business. Any decrease in U.S. military activity could reduce our AMC Charter business. In addition, our share of the total AMC Charter business depends on several factors, including the total fleet size we commit to the CRAF program and the total number of aircraft deployed by our teaming arrangement partners and competitors in the program.

The AMC also holds all carriers to certain on-time performance requirements, which in 2011 was changed from a departure-based standard to a more stringent on-time arrival requirement. To the extent that we fail to meet those performance requirements or if we fail to pass bi-annual AMC audit inspections, our revenues from our AMC Charter business could decline through a suspension or termination of our AMC contract. Our revenues could also decline due to a reduction in the revenue rate we are paid by the AMC, a greater reliance by the AMC on its own freighter fleet or a reduction in our allocation of AMC flying. Any reduction in our AMC flying could also negatively impact our Commercial Charter revenue from the return trips of one-way AMC missions. We expect cargo revenues from our AMC Charter business to decline from current levels as the U.S. Military continues to withdraw troops from areas of conflict around the world. If our AMC Charter business declines significantly and we are otherwise unable to effectively deploy the resultant capacity, it could have a material adverse effect on our business, results of operations and financial condition.

Our AMC Charter business is sensitive to teaming arrangements, affecting our relative share of AMC flying and the profitability associated with it. If one of our team members reduces its commitments or withdraws from the program, or if other carriers on other teams commit additional aircraft to this program, our share of AMC flying may decline. In addition, any changes made to the commissions that we either pay / receive for AMC flying or changes to the CRAF contracting mechanism could impact the revenues and/or profitability of this business.

Each year, the AMC allocates its air capacity requirements to different teams of CRAF participating airlines based on a mobilization value point system that is determined by the amount and types of aircraft that each team of airlines pledges to the CRAF program. We participate in the CRAF program through a teaming arrangement with other airlines, led by FedEx. Our team is one of four major teams participating in the CRAF program during our current contract year. Several factors could adversely affect the amount of AMC flying that is allocated to us, including:

•	changes in the CRAF contracting mechanism;

•	the formation of new competing teaming arrangements;

•	the withdrawal of any of our team’s current partners, especially FedEx;

•	a reduction of the number of aircraft pledged to the CRAF program by us or other members of our team; or

•	increased participation of other carriers on other teams in the CRAF program.

Any changes to the CRAF program that would result in a reduction in our share of or profitability from AMC flying could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO OUR INDUSTRY

The market for air cargo services is highly competitive and if we are unable to compete effectively, we may lose current customers or fail to attract new customers. We could also be adversely affected if a large number of long-haul freighter aircraft or freighter aircraft of different equipment types are introduced into the market.

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

Additionally, an increase in the number of aircraft in the freight market could cause Yields and rates to fall and/or could negatively affect our customer base. If either circumstance were to occur, our business, results of operations and financial condition could be materially and adversely affected.

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

Various governments, including the United States, are pursuing measures to regulate climate change and greenhouse gas emissions. These could result in substantial costs for us.

The most advanced are those in legislation enacted by the EU to extend its emissions trading scheme to aviation commencing January 1, 2012. Under the EU mechanism, airlines serving the EU must report flight activity on an ongoing basis. Following the end of 2012 and subsequent years, each airline must tender the number of “carbon emissions allowances” corresponding to the carbon emissions generated by its flight activity during the year. If the airline’s flight activity during the year has produced carbon emissions exceeding the number of carbon emissions allowances that it has been awarded, the airline must acquire carbon emissions allowances from other airlines in the open market. Some airlines and organizations challenged the EU mechanism in court, but the European Court of Justice upheld its validity. Separately, the U.S. and other governments have objected to the EU’s unilateral implementation of the emissions trading scheme and are seeking to have the matter addressed, instead, by the International Civil Aviation Organization. Bills also have been introduced in the U.S. Congress to prohibit U.S. airlines from complying. To date, however, there is no reason to believe that the EU will delay implementation.

In the United States, various constituencies have continued to advocate for controls on greenhouse gas emissions. Previously, both houses of the U.S. Congress passed legislation to impose a carbon-related tax on fuel sold to airlines and other entities. However, a bill has not been signed into law. Also, in September 2009, the EPA proposed regulations that would impose controls on greenhouse gas emissions. While the proposed regulations would not directly control greenhouse gas emissions by air carriers, a number of states and environmental organizations have asked the EPA to regulate greenhouse gas emissions from aircraft.

Regardless of the outcome of these activities, it is possible that some type of climate change measures ultimately will be imposed in a manner adversely affecting airlines. The costs of complying with potential new environmental laws or regulations could have a material adverse effect on our business, results of operations and financial condition.

The airline industry is subject to numerous security regulations and rules that increase costs. Imposition of more stringent regulations and rules than those that currently exist could materially increase our costs.

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

In 2009, following expressions of concern about pilot fatigue on certain long-range flights, the FAA convened an Aviation Rulemaking Committee (“ARC”) comprised of various aviation stakeholders to recommend changes to the flight and duty time rules applicable to pilots. This was followed in 2010 by FAA issuance of a notice of proposed rulemaking containing new proposed flight and duty time rules. In December 2011, the FAA adopted a final rule to impose new flight and duty time requirements with the stated goal of reducing pilot fatigue. The rule’s effective date is January 14, 2014, resulting in a two year ramp-up period.

The rule applies to our passenger operations. It does not apply to all-cargo operations, although carriers with all-cargo operations have the option to conduct such operations under the new rules. The Independent Pilots Association, representing UPS pilots, have filed a judicial appeal, in which they intend to challenge the FAA decision not to include all-cargo operations in the rule. Should the appeal be successful or the FAA decide on its own initiative to change the final rule to include all-cargo operations, that would result in material increased crew costs for Atlas and Polar, as well as air carriers that predominately fly nighttime and long-haul flights, and could have a material impact on our business, results of operations and financial condition by limiting crew scheduling flexibility and increasing operating costs, especially with respect to long-range flights.

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

Aircraft

The following tables provide information about AAWW’s aircraft and customer-provided aircraft, not including retired or parked aircraft, as of December 31, 2011:

AAWW Aircraft

Aircraft Type	Tail #	Configuration	Ownership	Financing Type
747-8F	G-GSSD	Freighter	Owned	Term Loan
747-8F	G-GSSE	Freighter	Owned	Term Loan
747-8F	G-GSSF	Freighter	Owned	Term Loan
747-400	N409MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N475GT	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N493MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N477GT	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N476GT	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N496MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N499MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N408MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N412MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N492MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N497MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N498MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N415MC	Freighter	Leased	Operating Lease
747-400	N416MC	Freighter	Leased	Operating Lease
747-400	N418MC	Freighter	Leased	Operating Lease
747-400	N450PA	Freighter	Leased	Operating Lease
747-400	N451PA	Freighter	Leased	Operating Lease
747-400	N452PA	Freighter	Leased	Operating Lease
747-400	N453PA	Freighter	Leased	Operating Lease
747-400	N454PA	Freighter	Leased	Operating Lease
747-400	N419MC	Freighter	Owned	Term Loan
747-400	N429MC	Converted Freighter	Owned	Term Loan
747-400	N458MC	Converted Freighter	Leased	Operating Lease
747-400	N459MC	Converted Freighter	Leased	Operating Lease
747-400	N464MC	Passenger	Owned	None
747-400	N465MC	Passenger	Owned	None
747-300	N355MC	Freighter	Owned	None
747-200	N523MC	Freighter	Owned	None
747-200	N524MC	Freighter	Owned	None
767-300ER	N640GT	Passenger	Owned	None
767-300ER	N641GT	Passenger	Owned	None
757-200	B-2808	Freighter	Owned	Term Loan
737-800	29681	Passenger	Owned	None
737-800	35071	Passenger	Owned	None

Customer-provided Aircraft for our CMI Business

Aircraft Type	Tail #	Configuration	Ownership
747-400	263	Passenger	SonAir
747-400	322	Passenger	SonAir
747-400	718	Dreamlifter	Boeing
747-400	747	Dreamlifter	Boeing
747-400	249	Dreamlifter	Boeing
747-400	780	Dreamlifter	Boeing

The following table summarizes AAWW’s aircraft as of December 31, 2011:

Aircraft Type	Configuration	Owned	Operating Leased	Total	Average Age Years
747-8F	Freighter	3	—	3	0.1
747-400	Freighter	8	13	21	11.9
747-400	Converted Freighter	1	2	3	19.5
747-400	Passenger	2	—	2	20.8
747-300	Freighter	1	—	1	26.1
747-200	Freighter	2	—	2	32.1
767-300ER	Passenger	2	—	2	20.2
757-200	Freighter	1	—	1	22.7
737-800	Passenger	2	—	2	20.2

Total		22	15	37	13.6

Lease expirations for our operating leased aircraft included in the above tables range from February 2014 to February 2025.

Ground Facilities

Our principal office is located in Purchase, New York, where we lease approximately 120,000 square feet under a long-term lease which current term expires in 2017. This office includes both operational and administrative support functions, including flight and crew operations, maintenance and engineering, material management, human resources, legal, sales and marketing, finance and information technology. In addition, we lease a variety of smaller offices and ramp space at various station and regional locations on a short-term basis.

ITEM 3.	LEGAL PROCEEDINGS

The information required in response to this Item is set forth in Note 14 to our Financial Statements, and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since 2006, our common stock has been traded on The NASDAQ Global Select Market under the symbol “AAWW”.

Market Price of Common Stock

The following table sets forth the closing high and low sales prices per share of our common stock for the periods indicated.

	High	Low
2011 Quarter Ended
December 31	$42.73	$30.90
September 30	$63.71	$33.29
June 30	$68.91	$56.30
March 31	$72.26	$50.07
2010 Quarter Ended
December 31	$61.19	$49.38
September 30	$60.00	$43.34
June 30	$58.87	$46.85
March 31	$53.23	$36.47

The last reported sale price of our common stock on The NASDAQ National Market on February 13, 2012 was $50.61 per share. As of February 7, 2012, there were approximately 26.3 million shares of our common stock issued and outstanding, and 67 holders of record of our common stock.

During 2008, we announced a stock repurchase program, which authorized the repurchase of up to $100 million of our common stock. Purchases may be made at our discretion from time to time on the open market, through negotiated transactions, block purchases or exchange or non-exchange transactions. As of February 13, 2012, we have repurchased a total of 700,243 shares of our common stock for approximately $18.9 million, at an average cost of $26.99 per share under this program. We have not repurchased any shares under this program since 2008.

Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2011.

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

Performance Graph

The following graph compares the performance of AAWW common stock to the Standard & Poor’s 500 Stock Index, the Russell 2000 Index and the AMEX Airline Index for the period beginning December 31, 2006 and ending on December 31, 2011. The comparison assumes $100 invested in each of our common stock, the Standard & Poor’s 500 Stock Index, the Russell 2000 Index and the AMEX Airline Index and reinvestment of all dividends.

Total Return Between 12/31/06 and 12/31/11

Share Price	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
AAWW	$100.00	$121.84	$42.47	$83.71	$125.46	$86.36
Russel 2000 Index	$100.00	$97.25	$63.41	$79.40	$99.49	$94.07
S&P 500	$100.00	$103.53	$63.69	$78.62	$88.67	$88.67
AMEX Airline Index	$100.00	$58.84	$41.62	$57.99	$80.67	$55.65

ITEM 6.	SELECTED FINANCIAL DATA

The selected balance sheet data as of December 31, 2011 and 2010 and the selected statements of operations data for the years ended December 31, 2011, 2010 and 2009 have been derived from our audited Financial Statements included elsewhere in this Report. The selected balance sheet data as of December 31, 2009, 2008 and 2007, and selected statements of operations data for the years ended December 31, 2008 and 2007 have been derived from our audited Financial Statements not included in this Report.

Effective October 27, 2008, we began reporting Polar under the equity method of accounting. Previously, we accounted for Polar on a consolidated basis. The resulting impact from this change reduces revenue, operating expenses, total assets, liabilities and equity related to Polar. In addition, effective April 8, 2009, we began reporting GSS on a consolidated basis (see Note 4 to our Financial Statements). Our Operating Statistics, Operating Revenue and Operating Expenses reflect the consolidation of GSS as of that date. Previously, GSS was accounted for under the equity method. In the following table, all amounts are in thousands, except for per share data.

	2011	2010	2009	2008	2007
Statement of Operations Data:
Total operating revenues	$1,398,216	$1,337,774	$1,061,546	$1,607,482	$1,575,105

Total operating expenses	1,247,116	1,109,888	911,539	1,619,629	1,420,330

Operating income / (loss)	151,100	227,886	150,007	(12,147)	154,775

Net income	96,309	142,956	76,156	60,021	132,415
Less: Net income / (loss) Attributable to noncontrolling interests	226	1,146	(1,620)	(3,675)	—

Net income Attributable to Common Stockholders	$96,083	$141,810	$77,776	$63,696	$132,415

Earnings per share (Basic)	$3.66	$5.50	$3.59	$2.98	$6.24

Earnings per share (Diluted)	$3.64	$5.44	$3.56	$2.97	$6.17

Financial Position Data:
Total assets	$2,390,998	$1,936,102	$1,740,873	$1,600,745	$1,417,190
Long-term debt (less current portion)	$680,009	$391,036	$526,680	$635,628	$365,619
Total equity	$1,141,375	$1,050,090	$888,757	$681,739	$562,702

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe that the following competitive strengths will allow us to capitalize on opportunities that exist in the global airfreight industry:

Market leader with leading-edge technology and innovative, value-creating solutions:

We manage the world’s largest fleet of 747 freighters. The new 747-8F is the largest and most efficient long-haul commercial freighter currently available and we are currently the only operator offering these aircraft to the ACMI market. Our current cargo fleet includes three 747-8F aircraft, twenty-four 747-400 freighters and our CMI customers provide us with two 747-400 passenger aircraft and four Dreamlifters, which are included in our operating fleet statistics. This highlights our position as the preeminent provider of these highly desirable and scarce assets. In addition, we also recently placed into service two 747-400 and two 767-300ER passenger aircraft. Our operating model deploys our aircraft to drive maximum utilization and value from our fleet. The scale of our fleet enables us to have aircraft available globally to respond to our customers’ needs, both on a planned and ad hoc basis. We believe that this provides us with a commercial advantage over our competitors that operate with smaller and less flexible fleets.

In November 2011, we began to take delivery of the first three of nine new 747-8F aircraft, which have improved operating performance relative to the 747-400. The new aircraft create additional operating leverage to drive growth and to help us maintain our industry leading position for the foreseeable future. Both the 747-8F and 747-400, the current core of our ACMI segment, are industry leaders for operating performance in the intercontinental air freighter market due to cost and capacity advantages over other freighters.

Stable base of contractual revenue and reduced operational risk:

Our focus on providing long-term contracted aircraft and operating solutions to customers stabilizes our revenues and reduces our operational risk. Typically, ACMI contracts with customers range from three to five years, although some contracts have a shorter duration. Under ACMI, CMI and Dry Leasing, our customers assume fuel, Yield and demand risk resulting in reduced operational risk for AAWW. ACMI and CMI contracts typically provide us with a guaranteed minimum level of revenue and target level of profitability.

Our Express Network contract with DHL includes the allocation of blocked space capacity on a long-term basis for up to 20 years. This arrangement eliminates Yield and demand risks, similar to the rest of our ACMI business, for a minimum of six 747-400 aircraft, with two additional 747-400 aircraft under a separate ACMI agreement. DHL is subject to a monthly minimum Block Hour guarantee.

Our AMC Charter services are typically operated under an annual contract with the U.S. military, whereby the military assumes Yield and fuel price risk.

Focus on asset optimization:

By managing the largest fleet of 747 freighter aircraft, we achieve significant economies of scale in areas such as aircraft maintenance, crew efficiency, crew training, inventory management and purchasing. We believe the addition of the 747-8F aircraft will further enhance our efficiencies as these new aircraft have operational, maintenance and spare parts commonality with our existing fleet of 747-400s, as well as a common pilot-type rating.

Our mix of aircraft is closely aligned with our customer needs. We believe that our new 747-8F aircraft and our existing 747-400 fleet are well-suited to meet the current and anticipated requirements of our ACMI customers.

We continually evaluate our fleet to ensure that we offer the most efficient and effective mix of aircraft. Our service model is unique in that we offer a portfolio of operating solutions that complement our freighter aircraft businesses. We believe this allows us to improve the returns we generate from our asset base by allowing us to flexibly redeploy aircraft to meet changing market conditions, ensuring the maximum utilization of our fleet. Our AMC and Commercial Charter services complement our ACMI services by allowing us to increase aircraft utilization during open time and to react to changes in demand and Yield in these segments. We have employees situated around the globe who closely monitor demand for commercial charter services in each region, enabling us to redeploy available aircraft quickly. We also endeavor to manage our portfolio to stagger contract terms to mitigate our remarketing risks and aircraft down time.

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

We are focused on providing safe, secure and reliable services. Both Atlas and Polar successfully completed the International Air Transport Association’s Operational Safety Audit (IOSA), a globally recognized safety and quality standard.

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

Business Strategy

Our strategy includes the following:

Aggressively manage our fleet with a focus on leading-edge aircraft:

We continue to actively manage our fleet of leading-edge wide-body freighter aircraft to meet customer demands. The 747-8F aircraft will be utilized in our ACMI business while our 747-400s are utilized in our ACMI, AMC and Commercial Charter business. We aggressively manage our fleet to ensure that we provide our customers with the most efficient aircraft to meet their needs.

Focus on securing long-term contracts:

We will continue to focus on securing long-term contracts with customers, which provide us with stable revenue streams and predictable margins. In addition, these agreements limit our direct exposure to fuel and other costs and mitigate the risk of fluctuations in both Yield and demand in the airfreight business, while also improving the overall utilization of our fleet.

Drive significant and ongoing efficiencies and productivity improvements:

We continue to enhance our organization through an initiative called “Continuous Improvement.” We created a separate department to drive the process and to involve all areas of the organization in the effort to reexamine, redesign and improve the way we do business. Our initial goal was to generate $100 million in cost savings, on an annualized basis. We have met and exceeded this initial goal and our efforts to realize additional savings continue.

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

Selectively pursue and evaluate future acquisitions and alliances:

From time to time, we explore business combinations and alliances with other cargo airlines, services providers, dry leasing and other companies to enhance our competitive position, geographic reach and service portfolio.

Business Developments

Our ACMI results for 2011, compared to 2010, were positively impacted by the following events:

•

In May 2010, we began to fly on a CMI basis for SonAir. This passenger service, known as the “Houston Express”, operates three weekly nonstop roundtrip flights between Houston, Texas and Luanda, Angola on two customized 747-400 passenger aircraft provided by SonAir.

•

In July 2010, we began to fly CMI service for Boeing to operate their Dreamlifter fleet of four modified 747-400 aircraft. These aircraft transport major sub-assembled parts for Boeing’s 787 Dreamliner from suppliers around the world to Boeing production facilities in the United States.

•	In October 2010, we began ACMI flying for a second 747-400 aircraft for Panalpina. This aircraft is based at Panalpina’s European hub in Luxembourg.

•

In March 2011, we began ACMI flying two additional 747-400 aircraft for Polar and DHL to operate in Express Network ACMI. This increased the size of our Express Network ACMI flying for DHL from six to eight aircraft.

In September 2011, we signed an ACMI agreement with Panalpina for two of our new 747-8F aircraft. Upon delivery, these new aircraft will replace the two 747-400 aircraft currently in use by Panalpina.

In September 2011, we signed a CMI agreement with DHL to operate five 767 freighters owned by DHL in its North American network. This service is expected to begin with one aircraft in the first quarter of 2012 and expand to five aircraft by the third quarter of 2012.

In November and December 2011, we took delivery of three 747-8F aircraft that we placed with British Airways under an ACMI agreement through GSS, which replaced three 747-400 aircraft.

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

In May 2011, we began flying passenger charters for the U.S. Military. These charters are similar to our existing AMC Charters in that the AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs. Initially, this service utilized a 747-400 passenger aircraft we leased in January 2011 and returned in December 2011. During the fourth quarter of 2011, we placed in service two 747-400 and two 767-300ER passenger aircraft purchased during 2011. These owned aircraft are utilized in public and private passenger charter flights for both AMC Charter and Commercial Charter and will provide the capacity needed to meet expected growth in this market.

Commercial Charter volumes and Yields have been impacted by the lack of a traditional peak season and the return of aircraft capacity in the Asian markets during 2011. The softer demand out of Asia also resulted in fewer opportunities to utilize the return legs of one-way AMC missions for Commercial Charters during 2011. In addition, Commercial Charter Block Hours were impacted by our redeployment of 747-400 aircraft to support increased ACMI flying in 2011.

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

Years Ended December 31, 2011 and 2010

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics in:

	2011	2010	Increase / (Decrease)	Percent Change
Block Hours
ACMI	102,695	91,357	11,338	12.4%
AMC Charter	19,208	18,679	529	2.8%
Commercial Charter	13,879	17,572	(3,693)	(21.0)%
Other	1,273	750	523	69.7%

Total Block Hours	137,055	128,358	8,697	6.8%

Revenue Per Block Hour
ACMI	$6,159	$5,953	$206	3.5%
AMC Charter	23,049	20,825	2,224	10.7%
Commercial Charter	21,581	21,878	(297)	(1.4)%
Fuel
AMC
Average fuel cost per gallon	$3.63	$2.68	$0.95	35.4%
Fuel gallons consumed (000s)	60,976	58,022	2,954	5.1%
Commercial Charter
Average fuel cost per gallon	$3.29	$2.37	$0.92	38.8%
Fuel gallons consumed (000s)	50,872	61,154	(10,282)	(16.8)%

	2011	2010	Increase / (Decrease)	Percent Change
Fleet (average during the period)
ACMI*	21.7	18.4	3.3	17.9%
AMC Charter	5.9	5.5	0.4	7.3%
Commercial Charter	3.7	4.7	(1.0)	(21.3)%
Dry Leasing	2.2	0.8	1.4	175.0%

Operating Aircraft	33.5	29.4	4.1	13.9%

Out-of-service**	0.4	0.1	0.3	300.0%

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2011	2010	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$632,509	$543,853	$88,656	16.3%
AMC Charter	442,725	388,994	53,731	13.8%
Commercial Charter	299,528	384,440	(84,912)	(22.1)%
Dry Leasing	9,695	7,178	2,517	35.1%
Other	13,759	13,309	450	3.4%

Total Operating Revenue	$1,398,216	$1,337,774	$60,442	4.5%

ACMI revenue increased $88.7 million, or 16.3%, due to an increase in Block Hours and Revenue per Block Hour. ACMI Block Hours were 102,695 in 2011, compared to 91,357 in 2010, an increase of 11,338 Block Hours, or 12.4%. The increase in Block Hours was primarily driven by flying a second aircraft for Panalpina beginning in October 2010 and two incremental aircraft for DHL beginning in March 2011. In addition, we started providing CMI passenger flights for SonAir in May 2010 and CMI Dreamlifter flights for Boeing in July 2010. In November and December 2011, we launched three of our new 747-8F aircraft into ACMI service with British Airways and two 747-400s were returned. In 2011, there was an average of 0.2 747-8F aircraft, 21.2 747-400 aircraft and 0.3 747-200 aircraft supporting ACMI compared to an average of 18.3 747-400 aircraft and 0.1 747-200 aircraft supporting ACMI in 2010. ACMI Revenue per Block was $6,159 in 2011, compared to $5,953 in 2010, an increase of $206 per Block Hour, or 3.5%. The increase in Revenue per Block Hour primarily reflects contractual rate increases in existing customer contracts and higher rates on new customer contracts.

AMC Charter revenue increased $53.7 million, or 13.8%, due to an increase in Block Hours and Revenue per Block Hour. AMC Charter Revenue per Block Hour was $23,049 in 2011 compared to $20,825 in 2010, an increase of $2,224 per Block Hour, or 10.7%, primarily due to an increase in the “pegged” fuel price in 2011. For 2011, the AMC average “pegged” fuel price was $3.63 per gallon compared to an average “pegged” fuel price of $2.68 in 2010. Partially offsetting this increase was a decrease in the premiums earned on M-ATV missions flown on our 747-400 aircraft in 2010. AMC Charter Block Hours were 19,208 in 2011 compared to 18,679 in 2010, an increase of 529 Block Hours, or 2.8%. This increase was primarily due to the addition of 1,368 Block Hours for AMC passenger missions, which we began flying in May 2011. AMC demand was exceptionally strong through the first five months of 2010 primarily due to a surge in AMC demand to support U.S. Military activity in Afghanistan. During that period, we flew a significant number of missions to support the U.S. Military’s deployment of M-ATVs from the U.S. to Afghanistan. In 2011, there was an average of 2.4 747-400 aircraft and 3.5 747-200 aircraft supporting AMC Charter compared to an average of 1.6 747-400 aircraft and 3.9 747-200 aircraft in 2010.

Commercial Charter revenue decreased $84.9 million, or 22.1%, primarily due to a decrease in Block Hours. Commercial Charter Block Hours were 13,879 in 2011, compared to 17,572 in 2010, representing a decrease of 3,693 Block Hours, or 21.0%. A reduction in the number of one-way AMC missions and softer demand out of Asia in 2011 resulted in a reduction in return legs of AMC one-way missions used for Commercial Charters compared to 2010. In addition, Commercial Charter Block Hours were impacted by our redeployment of 747-400 aircraft to support increased ACMI flying in 2011. There was an average of 2.1 747-400 aircraft and 1.6 747-200 aircraft supporting Commercial Charter in 2011, compared to an average of 2.9 747-400 aircraft and 1.8 747-200 aircraft in 2010. Commercial Charter Revenue per Block Hour was relatively unchanged when compared to 2010.

Dry Leasing revenue increased $2.5 million, or 35.1%, primarily due to an increase in revenue from the two Boeing 737-800 passenger aircraft that we acquired and began leasing to customers in 2011. There was an average of 2.2 aircraft in 2011 on Dry Lease to third parties compared to 0.8 aircraft in 2010.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	2011	2010	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$388,579	$300,229	$88,350	29.4%
Salaries, wages and benefits	261,844	238,169	23,675	9.9%
Maintenance, materials and repairs	167,749	174,029	(6,280)	(3.6)%
Aircraft rent	164,089	154,646	9,443	6.1%
Landing fees and other rent	50,059	48,700	1,359	2.8%
Travel	44,037	34,338	9,699	28.2%
Depreciation and amortization	39,345	34,353	4,992	14.5%
Ground handling and airport fees	24,465	25,115	(650)	(2.6)%
Gain on disposal of aircraft	(364)	(3,601)	(3,237)	(89.9)%
Special charge	5,441	—	5,441	0.0%
Other	101,872	103,910	(2,038)	(2.0)%

Total Operating Expenses	$1,247,116	$1,109,888

Aircraft fuel increased $88.4 million, or 29.4%, as a result of approximately $106.8 million in fuel price increases partially offset by $18.5 million from decreased consumption. The average fuel price per gallon for the AMC Charter business was $3.63 in 2011, compared to $2.68 in 2010, an increase of 35.4%. AMC fuel consumption increased by 3.0 million gallons, or 5.1%, commensurate with the increase in Block Hours operated. The average fuel price per gallon for the Commercial Charter business was $3.29 for 2011, compared to $2.37 in 2010, an increase of 38.8%. Fuel consumption for this business decreased by 10.3 million gallons, or 16.8%, commensurate with the decrease in Block Hours operated. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $23.7 million, or 9.9%, primarily driven by increased wages for crewmembers under the SCBA, higher Block Hours and the hiring of additional employees to support new aircraft.

Maintenance, materials and repairs decreased by $6.3 million, or 3.6%, primarily due to approximately $15.8 million of decreased engine overhaul expense and approximately $1.9 million of decreased heavy airframe check expense, partially offset by increased line maintenance expense and other non-heavy maintenance expense of approximately $11.4 million. The following table compares our heavy maintenance events and engine overhauls for 2011 and 2010:

Events	2011	2010	Increase / (Decrease)
747-200 C Checks	4	2	2
747-400 C Checks	6	7	(1)
747-200 D Checks	—	1	(1)
747-400 D Checks	5	5	—
CF6-50 engine overhauls	2	9	(7)
CF6-80 engine overhauls	12	17	(5)

Aircraft rent increased $9.4 million, or 6.1%, primarily due to the leasing of additional aircraft and spare engines in 2011.

Travel increased $9.7 million, or 28.2%, primarily due to the increased cost of international crew travel resulting from higher airfares and increased flying. Ground staff travel also increased related to the on-boarding of new aircraft, maintenance activities and the increased cost of international travel.

Depreciation and amortization increased $5.0, or 14.5%, primarily due to additional aircraft in 2011.

Gain on disposal of aircraft resulted from the sale of retired airframes and engines during 2011 compared to the sale of three previously held-for-sale spare engines and retired engines in 2010.

Special charge in 2011 represents a fleet retirement charge of $5.4 million, related to employee termination benefits and the write-down of the 747-200 fleet, including related engines, rotable inventory, expendable parts and other equipment to their estimated fair value or scrap value, as appropriate. See Note 5 to our Financial Statements.

Other operating expenses decreased $2.0 million, or 2.0%, primarily related to a net accrual for legal settlements of $16.2 million in 2010, as well as a reduction in legal fees in 2011. Partially offsetting these decreases was an increase in contract services for flight attendants and passenger catering, commissions related to increased AMC Charter revenue, freight related to the movement of spare parts and engines and increased crew training on new aircraft types.

Non-operating Expenses / (Income)

The following table compares our Non-operating Expenses / (Income) (in thousands):

	2011	2010	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(20,193)	$(19,663)	$530	2.7%
Interest expense	42,120	40,034	2,086	5.2%
Capitalized interest	(27,636)	(16,373)	11,263	68.8%
Other (income) expense, net	(180)	(9,222)	(9,042)	(98.0)%

Interest expense increased $2.1 million, or 5.2%, primarily from an increase in our average debt balances related to the financing of three 747-8F aircraft during 2011.

Capitalized interest increased $11.3 million, or 68.8%, primarily due to higher interest rates applied to higher pre-delivery deposit balances outstanding during the period.

Other (income) expense, net decreased $9.0 million, or 98.0%, due to an $8.8 million litigation settlement received in 2010.

Income taxes. Our effective income tax rates were 38.6% and 38.7% for the years ended December 31, 2011 and 2010, respectively.

Segments

We use an economic performance metric (“Direct Contribution”) consisting of income (loss) before taxes excluding special charges, pre-operating expenses, non-recurring items, gains on the disposal of aircraft, unallocated revenue and unallocated fixed costs, which shows the profitability of each segment after allocation of direct ownership costs. The following table compares the Direct Contribution for our reportable segments (see Note 13 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2011	2010	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$148,320	$127,679	$20,641	16.2%
AMC Charter	86,962	111,091	(24,129)	(21.7)%
Commercial Charter	40,200	111,717	(71,517)	(64.0)%
Dry Leasing	4,631	4,643	(12)	(0.3)%

Total Direct Contribution	$280,113	$355,130	$(75,017)	(21.1)%

Unallocated income and expenses	$118,047	$125,621	$(7,574)	(6.0)%

ACMI Segment

Direct Contribution related to the ACMI segment increased $20.6 million, or 16.2%, primarily due to increases in Block Hours and ACMI Yields. During 2011, there was an average of 0.2 747-8F aircraft, 21.2 747-400 aircraft and 0.3 747-200 aircraft supporting ACMI compared to an average of 18.3 747-400 aircraft and 0.1 747-200 aircraft supporting ACMI in 2010. The increase in Block Hours was primarily driven by flying a second aircraft for Panalpina beginning in October 2010 and two incremental aircraft for DHL beginning in March 2011. In addition, we started providing CMI passenger flights for SonAir in May 2010 and CMI Dreamlifter flights for Boeing in July 2010. In November and December 2011, we launched three of our new 747-8F aircraft into ACMI service with British Airways and two 747-400s were returned. The increase in ACMI Yields primarily reflects contractual rate increases in existing customer contracts and higher rates on new customer contracts. ACMI Direct Contribution was also impacted by crew and line maintenance expenses driven by the increased flying and higher wages for our crewmembers under the SCBA, and increased aircraft ownership costs.

AMC Charter Segment

Direct Contribution related to the AMC Charter segment decreased $24.1 million, or 21.7%, primarily due to the reduction in premiums earned on M-ATV missions flown on our 747-400 aircraft during 2010. During 2011, there was an average of 2.4 747-400 aircraft and 3.5 747-200 aircraft supporting AMC Charter operations compared to an average of 1.6 747-400 aircraft and 3.9 747-200 aircraft supporting the AMC Charter business in 2010.

Commercial Charter Segment

Direct Contribution related to the Commercial Charter segment decreased $71.5 million, or 64.0%, primarily due to a decrease in Block Hours and lower Commercial Charter Yields that were negatively impacted by an increase in capacity when air cargo carriers allocated more of their aircraft to the Asian markets and softer demand. Direct Contribution was also impacted by the higher cost of fuel, which was partially offset by lower fuel consumption in Commercial Charter during 2011. Partially offsetting the decrease in revenue was an improvement in volume-driven operating costs due to the reduction in Commercial Charter Block Hours flown. We also experienced lower ownership costs from the redeployment of 747-400 aircraft to the ACMI segment in 2011. During 2011, there was an average of 2.1 747-400 aircraft and 1.6 747-200 aircraft supporting Commercial Charter compared to an average of 2.9 747-400 aircraft and 1.8 747-200 aircraft supporting Commercial Charter in 2010.

Dry Leasing Segment

Direct Contribution related to the Dry Leasing segment was relatively unchanged.

Unallocated income and expenses

Unallocated income and expenses decreased $7.6 million, or 6.0%, primarily due to a net accrual for legal settlements of $16.2 million in 2010 and $11.3 million of increased capitalized interest on our PDPs in 2011. Partially offsetting these items was an $8.8 million litigation settlement received in 2010.

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

The table below compares selected Operating Statistics in:

	2010	2009	Increase / (Decrease)	Percent Change
Block Hours
ACMI	91,357	76,859	14,498	18.9%
AMC Charter	18,679	19,088	(409)	(2.1)%
Commercial Charter	17,572	12,694	4,878	38.4%
Other	750	328	422	128.7%

Total Block Hours	128,358	108,969	19,389	17.8%

Revenue Per Block Hour
ACMI	$5,953	$6,274	$(321)	(5.1)%
AMC Charter	20,825	17,235	3,590	20.8%
Commercial Charter	21,878	16,947	4,931	29.1%
Fuel
AMC
Average fuel cost per gallon	$2.68	$2.02	$0.66	32.7%
Fuel gallons consumed (000s)	58,022	58,709	(687)	(1.2)%
Commercial Charter
Average fuel cost per gallon	$2.37	$1.93	$0.44	22.8%
Fuel gallons consumed (000s)	61,154	42,742	18,412	43.1%
Fleet (average during the period)
ACMI*	18.4	17.1	1.3	7.6%
AMC Charter	5.5	6.8	(1.3)	(19.1)%
Commercial Charter	4.7	3.5	1.2	34.3%
Dry Leasing	0.8	0.8	—	NM

Operating Aircraft	29.4	28.2	1.2	4.3%

Out-of-service**	0.1	2.5	(2.4)	(96.0)%

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2010	2009	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$543,853	$482,231	$61,622	12.8%
AMC Charter	388,994	328,990	60,004	18.2%
Commercial Charter	384,440	215,127	169,313	78.7%
Dry Leasing	7,178	12,799	(5,621)	(43.9)%
Other	13,309	22,399	(9,090)	(40.6)%

Total Operating Revenue	$1,337,774	$1,061,546	$276,228	26.0%

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

Other revenue decreased $9.1 million primarily due to a $10.0 million termination penalty received from DHL in 2009.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	2010	2009	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$300,229	$201,207	$99,022	49.2%
Salaries, wages and benefits	238,169	215,660	22,509	10.4%
Maintenance, materials and repairs	174,029	147,758	26,271	17.8%
Aircraft rent	154,646	151,080	3,566	2.4%
Landing fees and other rent	48,700	39,552	9,148	23.1%
Travel	34,338	25,235	9,103	36.1%
Depreciation and amortization	34,353	33,074	1,279	3.9%
Ground handling and airport fees	25,115	16,212	8,903	54.9%
Gain on disposal of aircraft	(3,601)	(953)	2,648	(277.9)%
Special charge	—	8,216	(8,216)	NM
Other	103,910	74,498	29,412	39.5%

Total Operating Expenses	$1,109,888	$911,539

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

Salaries, wages and benefits increased $22.5 million, or 10.4%, due to a net increase in crew costs of $13.4 million driven by higher Block Hours and non-crew costs of $9.1 million. These increases included higher profit sharing and incentive compensation of $10.5 million as a result of better performance against the Company’s objectives and $3.5 million related to the consolidation of GSS.

Maintenance, materials and repairs increased $26.3 million, or 17.8%, due to increased line and other non-heavy maintenance expense of approximately $17.8 million, increased engine overhauls of $4.0 million and increased heavy airframe check expense of approximately $4.5 million. Of this total increase, $4.8 million related to the consolidation of GSS. The increase in line and other non-heavy maintenance expense was due to higher rates and increased Block Hours in 2010 compared to 2009. The following table compares our heavy maintenance events and engine overhauls for 2010 and 2009 are listed in the following table:

Events	2010	2009	Increase / (Decrease)
747-200 C Checks	2	4	(2)
747-400 C Checks	7	13	(6)
747-200 D Checks	1	—	1
747-400 D Checks	5	4	1
CF6-50 engine overhauls	9	—	9
CF6-80 engine overhauls	17	24	(7)

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

Non-operating Expenses / (Income)

The following table compares our Non-operating Expenses / (Income) (in thousands):

	2010	2009	Increase / (Decrease)	Percent Change
Non-operating Expenses / (Income)
Interest income	$(19,663)	$(3,014)	$16,649	552.4%
Interest expense	40,034	44,731	(4,697)	(10.5)%
Capitalized interest	(16,373)	(12,215)	4,158	34.0%
Gain on early extinguishment of debt	—	(2,713)	(2,713)	NM
Gain on consolidation of subsidiary	—	(113)	(113)	NM
Other (income) expense, net	(9,222)	(765)	(8,457)	NM

Interest income increased $16.6 million, primarily due to the income generated from an increase in Long-term investments in debt securities.

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

Other (income) expense, net improved by $8.5 million, primarily due to an $8.8 million litigation settlement received in 2010.

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

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 13 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2010	2009	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$127,679	$90,686	$36,993	40.8%
AMC Charter	111,091	93,884	17,207	18.3%
Commercial Charter	111,717	39,790	71,927	180.8%
Dry Leasing	4,643	1,051	3,592	341.8%

Total Direct Contribution	$355,130	$225,411	$129,719	57.5%

Unallocated income and expenses	$125,621	$96,878	$28,743	29.7%

ACMI Segment

Direct Contribution related to the ACMI segment increased $37.0 million, or 40.8%, primarily due to increased Block Hours. During 2010, there was an average of 18.3 747-400 aircraft and 0.1 747-200 aircraft supporting ACMI compared to an average of 16.9 747-400 aircraft and 0.2 747-200 aircraft supporting ACMI in 2009. The increase in average 747-400 aircraft is related to the startup of ACMI flying for TNT from September 2010, CMI flying for SonAir from May 2010 and CMI flying for Boeing from July 2010. ACMI Direct Contribution also increased due to improvements in ownership costs and heavy maintenance expense on 747-400 aircraft, which is the primary aircraft of our ACMI segment. The improvement in ownership costs in the ACMI segment was driven by the increase in contribution from our investment in debt securities related to Atlas enhanced equipment trust certificates (“EETCs”), which had the effect of reducing our ownership costs for 747-400s. Higher aircraft utilization in the ACMI segment resulted in an improvement in unit performance for ownership and heavy maintenance costs. Also impacting the ACMI segment were the results of operations for three 747-400 aircraft from the consolidation of GSS (beginning April 8, 2009), which were previously reported in the Dry Leasing segment.

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

Unallocated income and expenses

Unallocated income and expenses increased $28.7 million, or 29.7%, primarily due to $17.4 million in legal settlements (see Note 14 to our Financial Statements) and the receipt of a $10.0 million termination penalty from DHL in 2009. In addition, we incurred $5.8 million of increased incentive compensation accruals in 2010 as a result of better performance against the Company’s objectives. Partially offsetting these items was an $8.8 million litigation settlement received during 2010.

Reconciliation of GAAP to non-GAAP Financial Measures

To supplement our Financial Statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we present certain non-GAAP financial measures to assist in the evaluation of our business performance. These non-GAAP measures include Adjusted Net Income Attributable to Common Stockholders and Adjusted Diluted EPS, which exclude certain items that impact year-over-year comparisons of our results. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

We use these non-GAAP financial measures in assessing the performance of our ongoing operations and in planning and forecasting future periods. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our business results and assessing our prospects for future performance.

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP measures (in thousands, except per share data):

	2011	2010	Percent Change
Net Income Attributable to Common Stockholders	$96,083	$141,810	(32.2%)
After-tax impact from:
Pre-operating expenses*	9,455	397
Net accrual for legal settlements	—	16,068
Litigation settlement received	—	(5,574)
Special charge**	3,466	—
Gain on disposal of aircraft	(232)	(2,294)

Adjusted Net Income Attributable to Common Stockholders	$108,772	$150,407	(27.7%)

Diluted EPS	$3.64	$5.44	(33.1%)
After-tax impact from:
Pre-operating expenses*	0.36	—
Net accrual for legal settlements	—	0.61
Litigation settlement received	—	(0.21)
Special charge**	0.13	—
Gain on disposal of aircraft	(0.01)	(0.09)

Adjusted Diluted EPS	$4.12	$5.77 †	(28.6%)

†	Items do not sum due to rounding.

*	Pre-operating expenses in 2011 and 2010 are related to the introduction of new aircraft types and include incremental costs incurred as a result of aircraft delivery delays.

**	Included in Special charge in 2011 are asset impairment and employee termination charges related to the retirement of the 747-200 fleet.

	2010	2009	Percent Change
Net Income Attributable to Common Stockholders	$141,810	$77,776	82.3%
After-tax impact from:
Pre-operating expenses*	397	—
Net accrual for legal settlements	16,068	—
Litigation settlement received	(5,574)	—
Contract termination fee	—	(6,301)
Special charge**	—	5,176
Gain on early retirement of debt	—	(1,709)
Gain on consolidation of subsidiary	—	(71)
Gain on disposal of aircraft	(2,294)	(600)

Adjusted Net Income Attributable to Common Stockholders	$150,407	$74,271	102.5%

Diluted EPS	$5.44	$3.56	52.8%
After-tax impact from:
Pre-operating expenses*	0.02	—
Net accrual for legal settlements	0.61	—
Litigation settlement received	(0.21)	—
Contract termination fee	—	(0.29)
Special charge**	—	0.24
Gain on early retirement of debt	—	(0.08)
Gain on consolidation of subsidiary	—	—
Gain on disposal of aircraft	(0.09)	(0.03)

Adjusted Diluted EPS	$5.77 †	$3.40	69.7%

†	Items do not sum due to rounding.

*	Pre-operating expenses in 2010 are related to the introduction of new aircraft types.

**	Included in Special charge in 2009 are costs related to the impairment of the 747-200 fleet.

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents of $187.1 million, compared to $588.9 million at December 31, 2010, a decrease of $401.8 million, or 68.2%. The decrease was driven by net cash used for investing activities of $794.0 million, partially offset by net cash provided by financing activities of $249.3 million and cash provided by operating activities of $143.0 million.

Significant liquidity events in 2011 and early 2012 were as follows:

In April 2011, we repaid $46.9 million of our PDP financing facility.

In September 2011, we borrowed $120.3 million under a term loan to finance the delivery of our first 747-8F aircraft.

In October and December 2011, we paid $226.0 million in PDPs to Boeing under a proposed payment and delivery schedule, while reserving all rights with respect to such payments.

In December 2011, we borrowed $240.0 million under two separate term loans to finance the delivery of our second and third 747-8F aircraft.

In January 2012, we entered into a term loan facility of up to $864.8 million with Apple Bank for Savings, guaranteed by The Export – Import Bank of the United States (“Ex-Im Bank”) to finance up to six future 747-8F aircraft deliveries (the “2012 Ex-Im Bank Facility”). The 2012 Ex-Im Bank Facility, when drawn, will consist of up to six separate term loans each secured by a mortgage on one of our future 747-8F aircraft deliveries.

Operating Activities. Net cash provided by operating activities for 2011 was $143.0 million, compared to $280.5 million for 2010. The decrease was primarily due to changes in Prepaid expenses and other current assets, Deposit and other assets, and Accounts receivable.

Investing Activities. Net cash used for investing activities was $794.0 million for 2011, consisting primarily of purchase deposit and delivery payments for flight equipment of $764.3 million, which included capitalized interest on our 747-8F aircraft order of $27.6 million, and capital expenditures of $37.4 million, partially offset by proceeds from short-term investments of $6.2 million. During 2011, we purchased three 747-8F cargo aircraft, two 747-400 passenger aircraft, two 767-300ER passenger aircraft and two 737-300 passenger aircraft. Capital expenditures for 2011 were funded through working capital, except for the three 747-8F aircraft financed with term loans as described above. Net cash used for investing activities was $162.0 million for 2010, consisting primarily of purchase deposit and delivery payments for flight equipment of $40.4 million, which included capitalized interest on our Boeing 747-8F aircraft order of $16.4 million, capital expenditures of $29.6 million and $100.1 million of investments in debt securities, partially offset by proceeds from the sale of aircraft of $5.2 million. Capital expenditures for 2010 were funded through working capital, although we subsequently financed $8.1 million for the purchase of a 757-200SF for our Dry Leasing business, which we purchased with a term loan.

Financing Activities. Net cash provided by financing activities was $249.3 million for 2011, which primarily reflects the proceeds from debt issuance of $360.3 million, partially offset by $102.6 million of payments on debt obligations. Net cash used for financing activities was $143.4 million for 2010, which primarily reflected $164.1 million of payments on debt obligations.

We consider Cash and cash equivalents, Short-term investments and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations and to fund capital expenditures for 2012. Capital expenditures for 2012 are expected to be approximately $60.0 million, which excludes PDPs, aircraft and capitalized interest. Our estimated 747-8F aircraft PDP and delivery payment requirements for 2012 are approximately $454.9 million. We expect our Cash and cash equivalents, PDP financing facility and the 2012 Ex-Im Bank Facility to be sufficient to fund our 747-8F aircraft PDP and delivery payment requirements for 2012.

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

As a result of recent legislation, we can claim bonus tax deprecation equal to 100% of the cost of qualified assets placed in service during 2011 or 2012 and 50% of the cost of qualified assets placed in service during 2013. Two 747-8F aircraft delivered to us in 2011 qualify for 100% bonus tax deprecation. As a result, we did not incur any current U.S. federal income tax during 2011, and we expect to obtain a refund of almost all U.S. federal income tax paid for 2010. In addition, we expect four 747-8F aircraft to be delivered in 2012 to qualify for 100% bonus tax deprecation and two 747-8F aircraft to be delivered in 2013 to qualify for 50% bonus tax depreciation. Due to the impact of bonus tax depreciation, we do not expect to pay any significant U.S. federal income tax until 2016 or later. Furthermore, our business operations are subject to income tax in several non-U.S. jurisdictions. We expect to pay cash income taxes for a U.K. subsidiary that are commensurate with its earnings. We do not expect to pay cash income taxes in any other jurisdiction for at least several years.

Contractual Obligations

The table below provides details of our balances available under credit agreements and future cash contractual obligations as of December 31, 2011 (in millions):

	Available Credit	Total Obligations	Payments Due by Period
			2012	2013 - 2014	2015 - 2016	Thereafter
Debt(1)	$125.6	$801.9	$75.1	$172.3	$129.7	$424.8
Interest on debt(2)	—	303.1	45.7	79.0	63.7	114.7
Aircraft operating leases	—	1,559.9	149.4	288.0	262.8	859.7
Other operating leases	—	23.9	5.0	9.6	9.0	0.3
Aircraft purchase commitments(3)	—	713.7	501.9	211.8	—	—

Total Contractual Obligations	$125.6	$3,402.5	$777.1	$760.7	$465.2	$1,399.5

(1)	Debt reflects gross amounts (see Note 9 to our Financial Statements for a discussion of the related unamortized discount).

(2)	Amount represents interest on fixed rate and floating debt at December 31, 2011.

(3)	Includes estimated contractual escalations and required option payments net of purchase credits with respect to aircraft and spare engine commitments.

We maintain a non-current liability for unrecognized income tax benefits. To date, we have not resolved the ultimate cash settlement of this liability. As a result, we are not in a position to estimate with reasonable certainty the date upon which this liability would be payable.

Description of Our Debt Obligations

See Note 9 to our Financial Statements for a description of our debt obligations.

Off-Balance Sheet Arrangements

Fifteen of our thirty-seven operating aircraft are under operating leases (this excludes aircraft provided by CMI customers). Five are leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed price options reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that would obligate us to absorb decreases in value or entitle us to participate in increases in the value of the aircraft. We have not consolidated any additional aircraft in the related trusts upon application of accounting for consolidations, because we are not the primary beneficiary based on the fact that all fixed price options reflect a fair market value purchase option. In addition, we reviewed the other ten Atlas aircraft that are under operating leases but not financed through a trust and determined that none of them would be consolidated upon the application of accounting for consolidations. Our maximum exposure under all operating leases is the remaining lease payments, which amounts are reflected in the future lease commitments above and described in Note 10 to our Financial Statements.

There were no changes in our off-balance sheet arrangements during the fiscal year ended December 31, 2011.

Critical Accounting Policies and Estimates

General Discussion of Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies and estimates is important to understand our financial results. Our Financial Statements are prepared in conformity with GAAP. Our critical policies require management to make estimates and judgments that affect the amounts reported. Actual results may significantly differ from those estimates. The following is a brief description of our current critical accounting policies involving significant management judgment:

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

Legal and Regulatory Matters

We are party to legal and regulatory proceedings with respect to a variety of matters. We evaluate the likelihood of an unfavorable outcome of these proceedings each quarter. Our judgments are subjective and are based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with outside legal counsel. Due to the inherent uncertainties of the legal and regulatory proceedings in the multiple jurisdictions in which we operate, our judgments may be different from the actual outcomes.

Recent Accounting Pronouncements

See Note 2 to our Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not hedge against foreign currency fluctuations or aircraft fuel. The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to the price and availability of aircraft fuel and interest rates as discussed below. The sensitivity analyses presented herein do not consider the effects that such adverse changes might have on our overall financial performance, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable rate leases are not considered market-sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ.

Foreign Currency.    We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition. Our largest exposure comes from the Brazilian real, the British pound and the Euro.

Aircraft Fuel.    Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated at a hypothetical 20% increase or decrease in the 2011 average cost per gallon of fuel. Based on actual 2011 fuel consumption for the Commercial Charter business segment, such an increase would have resulted in an increase to aircraft fuel expense of approximately $33.5 million in 2011. We have limited fuel risk on a portion of our Commercial Charter business. In the AMC Charter Segment, the contracted fuel prices are established and fixed by the AMC. We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for the AMC Charter flights exceeds the fixed price; if the price of fuel paid by us is less than the fixed price, then we pay the difference to the AMC. Therefore, we have limited exposure to changes in fuel prices in the AMC Charter Segment. ACMI and Dry Leasing do not create an aircraft fuel market risk, as the cost of fuel is borne by the customer.

Variable Interest Rates.    Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. As of December 31, 2011, approximately $295.6 million of our debt at face value had variable interest rates. If interest rates would have increased or decreased by a hypothetical 20% in the underlying rate as of December 31, 2011, our annual interest expense would have changed in 2011 by approximately $0.5 million.

In May 2011, we began hedging the variability of forecasted interest payments when we entered into two forward-starting interest rate swaps with a total notional value of $237.5 million. The forward-starting interest rate swaps allowed us to receive interest quarterly at a variable rate equal to the forward 90-day LIBOR swap rate and to pay interest quarterly at a fixed rate. The forward-starting interest swaps effectively fixed the interest rate on $237.5 million of the debt issued in the fourth quarter of 2011. On January 12, 2012, we terminated both forward-starting interest rate swaps and recorded a realized loss of $25.6 million in Accumulated other comprehensive income (loss). Concurrently, the two term loans associated with these hedges were converted to fixed rate loans.

When entering into forward-starting interest rate swaps, we become exposed to both counterparty credit risk and market risk. We are subject to counterparty credit risk when the value of the forward-starting interest rate swap represents a gain and the risk exists that the counterparty will fail to perform under the terms of the contract. We manage our counterparty credit risk by only entering into forward-starting interest rate swaps with major financial institutions with investment-grade credit ratings. We are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the forward-starting interest rate swaps. We manage market risk by matching the terms of the forward-starting interest rate swaps with the critical terms of the debt issuance.

Fixed Rate Debt.    On December 31, 2011, we had approximately $454.4 million of fixed rate long-term debt. If interest rates were 20% lower than the stated rate, the fair value of this debt would have been $32.3 million higher as of December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Atlas Air Worldwide Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Atlas Air Worldwide Holdings, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

New York, New York

February 15, 2012

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$187,111	$588,852
Short-term investments	8,097	6,211
Accounts receivable, net of allowance of $1,931 and $1,900, respectively	93,213	75,101
Prepaid maintenance	35,902	26,102
Deferred taxes	10,580	3,721
Prepaid expenses and other current assets	58,934	27,445

Total current assets	393,837	727,432
Property and Equipment
Flight equipment	1,466,384	766,681
Ground equipment	33,788	29,124
Less: accumulated depreciation	(159,123)	(138,851)
Purchase deposits for flight equipment	407,184	336,969

Property and equipment, net	1,748,233	993,923
Other Assets
Long-term investments and accrued interest	135,735	127,094
Deposits and other assets	73,232	45,026
Intangible assets, net	39,961	42,627

Total Assets	$2,390,998	$1,936,102

Liabilities and Equity
Current Liabilities
Accounts payable	$27,352	$22,954
Accrued liabilities	175,298	149,892
Current portion of long-term debt	70,007	96,197

Total current liabilities	272,657	269,043
Other Liabilities
Long-term debt	680,009	391,036
Deferred taxes	178,069	103,150
Other liabilities	118,888	122,783

Total other liabilities	976,966	616,969
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,462,116 and 26,955,923 shares issued, 26,304,764 and 25,937,014, shares outstanding (net of treasury stock), at December 31, 2011 and 2010, respectively	275	270
Additional paid-in-capital	525,670	505,297
Treasury stock, at cost; 1,157,352 and 1,018,909 shares, respectively	(41,499)	(32,248)
Accumulated other comprehensive income (loss)	(15,683)	458
Retained earnings	668,749	572,666

Total stockholders’ equity	1,137,512	1,046,443
Noncontrolling interest	3,863	3,647

Total equity	1,141,375	1,050,090

Total Liabilities and Equity	$2,390,998	$1,936,102

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Operating Revenue
ACMI	$632,509	$543,853	$482,231
AMC charter	442,725	388,994	328,990
Commercial charter	299,528	384,440	215,127
Dry leasing	9,695	7,178	12,799
Other	13,759	13,309	22,399

Total Operating Revenue	1,398,216	1,337,774	1,061,546

Operating Expenses
Aircraft fuel	388,579	300,229	201,207
Salaries, wages and benefits	261,844	238,169	215,660
Maintenance, materials and repairs	167,749	174,029	147,758
Aircraft rent	164,089	154,646	151,080
Landing fees and other rent	50,059	48,700	39,552
Travel	44,037	34,338	25,235
Depreciation and amortization	39,345	34,353	33,074
Ground handling and airport fees	24,465	25,115	16,212
Gain on disposal of aircraft	(364)	(3,601)	(953)
Special charge	5,441	—	8,216
Other	101,872	103,910	74,498

Total Operating Expenses	1,247,116	1,109,888	911,539

Operating Income	151,100	227,886	150,007

Non-operating Expenses (Income)
Interest income	(20,193)	(19,663)	(3,014)
Interest expense	42,120	40,034	44,731
Capitalized interest	(27,636)	(16,373)	(12,215)
Gain on early extinguishment of debt	—	—	(2,713)
Gain on consolidation of subsidiary	—	—	(113)
Other (income) expense, net	(180)	(9,222)	(765)

Total Non-operating Expense (Income)	(5,889)	(5,224)	25,911
Income before income taxes	156,989	233,110	124,096
Income tax expense	60,680	90,154	47,940

Net Income	96,309	142,956	76,156
Less: Net income (loss) attributable to noncontrolling interests	226	1,146	(1,620)

Net Income Attributable to Common Stockholders	$96,083	$141,810	$77,776

Earnings per share:
Basic	$3.66	$5.50	$3.59

Diluted	$3.64	$5.44	$3.56

Weighted average shares:
Basic	26,227	25,781	21,652

Diluted	26,422	26,088	21,818

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Operating Activities:
Net Income Attributable to Common Stockholders	$96,083	$141,810	$77,776
Net income (loss) attributable to noncontrolling interests	226	1,146	(1,620)

Net Income	96,309	142,956	76,156
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	47,313	42,356	42,081
Accretion of debt securities discount	(8,341)	(7,998)	(513)
Provision for (release of) allowance for doubtful accounts	335	201	1,071
Loss (gain) on short-term investments	—	—	(535)
Special charge	5,441	—	8,216
Gain on early extinguishment of debt	—	—	(2,713)
Gain on consolidation of subsidiary	—	—	(113)
Gain on disposal of aircraft	(364)	(3,601)	(953)
Deferred taxes	81,616	62,962	47,670
Stock-based compensation expense	12,528	14,065	11,390
Changes in:
Accounts receivable	(12,914)	(14,839)	13,343
Prepaid expenses and other current assets	(50,303)	(7,415)	13,208
Deposits and other assets	(21,854)	(8,176)	(1,132)
Accounts payable and accrued liabilities	(6,808)	60,032	7,397

Net cash provided by operating activities	142,958	280,543	214,573
Investing Activities:
Capital expenditures	(37,374)	(29,612)	(30,188)
Purchase deposits and delivery payments for flight equipment	(764,268)	(40,390)	(21,160)
Refund of pre-delivery deposits	—	—	62,858
Cash acquired from consolidation of subsidiary	—	—	11,612
Redesignation between short-term investments and cash	—	—	13,301
Investment in debt securities	—	(100,090)	(20,693)
Investment in owner participant interest	—	(21,475)	—
Investment in short-term investments	—	—	(20,000)
Proceeds from short-term investments	6,165	24,374	—
Proceeds from disposal of aircraft	1,480	5,183	3,525

Net cash used for investing activities	(793,997)	(162,010)	(745)
Financing Activities:
Proceeds from debt issuance	360,250	20,636	—
Proceeds from common stock offering	—	—	112,623
Proceeds from stock option exercises	4,733	5,197	215
Proceeds from investor stock sale	—	—	208
Purchase of treasury stock	(9,251)	(5,854)	(385)
Excess tax benefit from stock-based compensation expense	3,117	1,155	(107)
Payment of debt issuance costs	(6,980)	(445)	(4)
Payments of debt	(102,571)	(164,110)	(110,023)

Net cash provided by (used for) financing activities	249,298	(143,421)	2,527
Net (decrease) increase in cash and cash equivalents	(401,741)	(24,888)	216,355
Cash and cash equivalents at the beginning of period	588,852	613,740	397,385

Cash and cash equivalents at the end of period	$187,111	$588,852	$613,740

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2008	$219	$(26,009)	$355,185	$(736)	$353,080	$681,739	$—	$681,739
Net Income Attributable to Common Stockholders	—	—	—	—	77,776	77,776	(1,620)	76,156
Other comprehensive income (loss)	—	—	—	1,207	—	1,207	276	1,483

Comprehensive income	—	—	—	—	—	78,983	—	77,639
Consolidation of subsidiary	—	—	—	—	—	—	3,828	3,828
Stock option and restricted stock compensation	—	—	11,390	—	—	11,390	—	11,390
Purchase of 21,806 shares of treasury stock	—	(385)	—	—	—	(385)	—	(385)
Exercise of 12,304 employee stock options	—	—	215	—	—	215	—	215
Issuance of 53,326 shares of restricted stock	1	—	(1)	—	—	—	—	—
New stock issuance of 4,600,000 shares	46	—	112,577	—	—	112,623	—	112,623
Reversal of prior year deferred tax	—	—	1,607	—	—	1,607	—	1,607
Tax benefit on restricted stock and stock options	—	—	(107)	—	—	(107)	—	(107)
Proceeds from investor stock sale	—	—	208	—	—	208	—	208

Balance at December 31, 2009	$266	$(26,394)	$481,074	$471	$430,856	$886,273	$2,484	$888,757

Net Income Attributable to Common Stockholders	—	—	—	—	141,810	141,810	1,146	142,956
Other comprehensive income (loss)	—	—	—	(13)	—	(13)	17	4

Comprehensive income	—	—	—	—	—	141,797	—	142,960
Stock option and restricted stock compensation	—	—	14,065	—	—	14,065	—	14,065
Purchase of 126,224 shares of treasury stock	—	(5,854)	—	—	—	(5,854)	—	(5,854)
Exercise of 160,037 employee stock options	2	—	5,195	—	—	5,197	—	5,197
Issuance of 202,436 shares of restricted stock	2	—	(2)	—	—	—	—	—
Reversal of prior year deferred tax	—	—	3,810	—	—	3,810	—	3,810
Tax benefit on restricted stock and stock options	—	—	1,155	—	—	1,155	—	1,155

Balance at December 31, 2010	$270	$(32,248)	$505,297	$458	$572,666	$1,046,443	$3,647	$1,050,090

Net Income Attributable to Common Stockholders	—	—	—	—	96,083	96,083	226	96,309
Other comprehensive income (loss)	—	—	—	(16,141)	—	(16,141)	(10)	(16,151)

Comprehensive income	—	—	—	—	—	79,942	—	80,158
Stock option and restricted stock compensation	—	—	12,528	—	—	12,528	—	12,528
Purchase of 138,443 shares of treasury stock	—	(9,251)	—	—	—	(9,251)	—	(9,251)
Exercise of 122,354 employee stock options	1	—	4,732	—	—	4,733	—	4,733
Issuance of 383,839 shares of restricted stock	4	—	(4)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	3,117	—	—	3,117	—	3,117

Balance at December 31, 2011	$275	$(41,499)	$525,670	$(15,683)	$668,749	$1,137,512	$3,863	$1,141,375

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

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

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the amounts reported in the Financial Statements and the related disclosures. Actual results may differ from those estimates. Estimates are used in determining, among other items, asset lives, maintenance accruals, valuation allowances (including, but not limited to, those related to receivables, expendable inventory and deferred taxes), income tax accounting, business combinations and related intangible assets, self-insurance employee benefit accruals and contingent liabilities.

Revenue Recognition

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

Revenue as a % of Total Operating Revenue:	2011	2010	2009
AMC	31.7%	29.1%	31.0%
Polar	17.2%	14.7%	18.5%
Revenue as a % of Total ACMI Revenue:	2011	2010	2009
Polar	36.2%	34.1%	38.3%
Accounts receivable as a % of Total Accounts receivable, net of allowance, as of December 31:	2011	2010
AMC	23.1%	10.9%
Polar	3.2%	10.7%

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

Escrow Deposits and Letters of Credit

We had $6.7 million at December 31, 2011 and $7.0 million at December 31, 2010, for certain deposits required in the normal course of business for various items including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits, insurance and cash pledged under standby letters of credit related to collateral. These amounts are included in Deposits and other assets.

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Long-term Investments

Long-term investments consist of debt securities, including accrued interest, for which management has the intent and ability to hold to maturity which are classified as held-to-maturity and reported at amortized cost. Interest on debt securities and accretion of discounts using the effective interest method are included in Interest income.

Expendable Parts

Expendable parts, materials and supplies for flight equipment are carried at average acquisition costs and are included in Prepaid expenses and other current assets. When used in operations, they are charged to maintenance expense. Allowances for excess and obsolescence for expendable parts expected to be on hand at the date aircraft are retired from service are provided over the estimated useful lives of the related aircraft and engines. These allowances are based on management estimates, which are subject to change as conditions in the business evolve. The net book value of expendable parts inventory was $26.1 million at December 31, 2011 and $22.0 million at December 31, 2010. The allowance for expendable obsolescence was $6.3 million at December 31, 2011 and $4.5 million at December 31, 2010.

Property and Equipment

We record property and equipment at cost and depreciate these assets on a straight-line basis over their estimated useful lives to their estimated residual values. Expenditures for major additions, improvements and flight equipment modifications are generally capitalized and depreciated over the shorter of the estimated life of the improvement or the modified assets’ remaining lives or remaining lease term if any modifications or improvements are made to operating lease equipment. Substantially all property and equipment is specifically pledged as collateral for our indebtedness. Property under capital leases and related obligations are recorded at the lesser of an amount equal to (a) the present value of future minimum lease payments computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease or (b) the fair value of the asset. The estimated useful lives of our property and equipment are as follows:

Range
Flight equipment	25 to 40 years
Computer software and equipment	3 to 5 years
Ground handling equipment and other	3 to 5 years

Rotable parts are recorded in Property and equipment, net, and are depreciated over the average remaining fleet lives and written off when they are determined to be beyond economic repair. The net book value of rotable parts inventory was $76.7 million at December 31, 2011 and $55.9 million at December 31, 2010.

Capitalized Interest on Pre-delivery Deposits

Interest on funds used to finance the acquisition of aircraft up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Included in capitalized interest is the interest paid on the pre-delivery deposit borrowings directly associated with the acquisition of aircraft. The remainder of capitalized interest recorded on the acquisition of aircraft is determined by taking the weighted average cost of funds associated with our other debt and applying it against the amounts paid as pre-delivery deposits. Pre-delivery deposits for aircraft include capitalized interest of $49.8 million at December 31, 2011 and $45.0 million at December 31, 2010.

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

During 2011 and 2009, we recorded impairment charges on our 747-200 aircraft, as well as the related engines, rotable inventory and other equipment (see Note 5). We did not have an event that would trigger an impairment analysis on our 747-400 fleet.

Off-Balance Sheet Arrangements

A portion of our operating aircraft are owned or effectively owned and leased through trusts established specifically to purchase, finance and lease aircraft to us. We have not consolidated any aircraft in the related trusts because we are not the primary beneficiary. Our maximum exposure under these operating leases is the remaining lease payments, which amounts are reflected in the future lease commitments more fully described in Note 10.

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

Debt Issuance Costs

Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method of amortization. Amortization of debt issuance costs was $0.5 million in 2011, $0.3 million in 2010 and $0.3 million in 2009, and was included as a component of Interest expense.

Aircraft Maintenance and Repair

Maintenance and repair costs for both owned and leased aircraft are charged to expense upon induction.

Prepaid Maintenance Deposits

Certain of our aircraft financing agreements require security deposits to our finance providers to ensure that we perform major maintenance as required. These are substantially refundable to us and are, therefore, accounted for as deposits and included in Prepaid maintenance and in Deposits and other assets. Such amounts, including the long-term portion, were $53.5 million at December 31, 2011 and $38.3 million at December 31, 2010.

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency

Our results of operations are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. Our largest exposure comes from the Brazilian real, British pound and the Euro. We do not currently have a foreign currency hedging program related to our foreign currency-denominated transactions. Gains or losses resulting from foreign currency transactions are included in Non-operating expenses (income).

Included in the consolidated statements of stockholders’ equity was Other comprehensive income of zero in 2011, zero in 2010 and $1.2 million, net of taxes of zero, in 2009. These items primarily relate to the translation of foreign subsidiary financial statements into U.S. dollars.

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

Litigation Accruals

We are party to certain legal and regulatory proceedings with respect to a variety of matters. We evaluate the likelihood of an unfavorable outcome of these proceedings under accounting guidance for contingencies. These judgments are subjective based on numerous factors, which may include the status of the legal or regulatory proceedings, the merits of our defenses and consultation with external legal counsel. The actual outcomes of these proceedings may differ materially from our judgments. Legal costs are accrued as incurred and recorded in Other operating expenses.

Supplemental Cash Flow Information

Cash interest paid to lenders is calculated on the face amount of our various debt instruments based on the contractual interest rates in effect during each payment period.

The amortization of debt discount shown as a reconciling item in cash flows from operating activities is the difference between interest expense and cash interest owed to lenders. This amount arises from the amortization of the difference between the fair value of our debt recorded on the balance sheet and the face amount of debt payable to lenders.

The following table summarizes interest and income taxes paid:

	2011	2010	2009
Interest paid	$37,616	$34,200	$39,395
Income taxes paid	$4,236	$29,075	$143

Reclassifications

Certain reclassifications have been made to prior periods’ consolidated financial statement amounts and related note disclosures to conform to the current year’s presentation.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board amended its guidance on the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income. The new

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”), holds a 49% equity interest and a 25% voting interest in Polar. Concurrent with the investment, under a 20-year blocked space agreement that was subsequently amended (the “BSA”), Polar provides air cargo capacity to DHL through Polar’s network for DHL Express services (“Express Network”). In addition to the BSA, Atlas and Polar have a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. Under the flight services agreement, Atlas provides Polar with crew, maintenance and insurance for the aircraft. Under other separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. DP has guaranteed DHL’s (and Polar’s) obligations under the various transaction agreements described above. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to herein as the “DHL Agreements”. The DHL Agreements provide us with a guaranteed revenue stream from 747-400 aircraft that have been dedicated to Polar for outsourced airport-to-airport wide-body cargo aircraft solutions for the benefit of DHL (“Express Network ACMI”) and other customers’ freight due to monthly minimum Block Hour guarantees over the life of the agreements.

In accordance with the DHL Agreements, Polar flies for DHL’s trans-Pacific express network and DHL provides financial support and also assumed the risks and rewards of the operations of Polar. In addition to its trans-Pacific routes, Polar is also flying between the Asia Pacific regions, Middle East and Europe on behalf of DHL and other customers.

The BSA established DHL’s capacity purchase commitments on Polar flights. DHL has the right to terminate the 20-year BSA at the fifth, tenth and fifteenth anniversaries of commencement of Express Network flying, which was on October 27, 2008. However, in the event of such a termination at the fifth anniversary, DHL or Polar would be required to assume all six 747-400 freighter head leases which are subleased from Atlas and Old Polar for the entire remaining term of each such aircraft lease, each as guaranteed by DP or a creditworthy subsidiary. Either party may terminate for cause (as defined) at any time. With respect to DHL, “cause” includes Polar’s inability to meet certain departure and arrival criteria for an extended period of time and upon certain change-of-control events, in which case DHL may be entitled to liquidated damages from Polar. Under such circumstances, DHL is further entitled to have an affiliate assume any or all of the six 747-400 freighter subleases for the remainder of the term under each such sublease, with Polar liable up to an agreed amount of such lease obligations. In the event of any termination during the sublease term, DHL is required to pay the lease obligations for the remainder of the head lease and guarantee Polar’s performance under the leases.

In addition to the six 747-400 freighter aircraft that are subleased from us, Polar has two additional aircraft that are operated by Atlas to support the Polar network and DHL through an alliance agreement whereby Atlas provides ACMI services to Polar. We also provide charter capacity to Polar on an as-needed basis. Except for any liquidated damages that we could incur as described above, we do not have any continuing financial exposure to fund debt obligations or operating losses of Polar.

Revenue and Expenses:	2011	2010	2009
ACMI revenue from Polar	$228,896	$185,456	$184,711
Other revenue from Polar	$11,349	$11,349	$11,520
Ground handling and airport fees paid to Polar	$1,683	$2,273	$1,749

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Accounts receivable/payable as of December 31:	2011	2010
Receivables from Polar	$2,944	$8,009
Payables to Polar	$121	$2,945
Aggregate Carrying Value of Polar Investment as of December 31:	2011	2010
	$4,870	$5,312

4.	GSS

We hold a 49% interest in GSS, a private company. Atlas dry leases three 747-8F owned aircraft to GSS. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. GSS provides ACMI services to British Airways Plc (“British Airways”) using these three aircraft.

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

In determining fair value for GSS in 2009, we calculated the business enterprise value of GSS and the fair value of the underlying assets acquired and liabilities assumed. The business enterprise value of GSS was calculated using a weighted average of two principal methods: the income approach (commonly referred to as the discounted cash flow method) and the market approach. We considered the cost approach but ultimately did not use this approach as GSS has very few fixed assets. Under the income approach, management used financial projections for GSS and a weighted average cost of capital calculated from a peer group of companies to develop the discounted cash flows. The financial projections considered changes in the aircraft dry lease rates, changes in the ACMI rate and type of aircraft provided to British Airways. The market approach utilized ratios and statistics available from the same group of peer companies used to develop the weighted average cost of capital in the income approach. The appropriate ratios were then applied on a weighted average basis against trailing one-year historical, three-year historical and projected earnings before interest and taxes to arrive at the market approach valuation. The average of the two methods produced a $7.5 million business enterprise value of GSS.

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

Prior to April 8, 2009, we accounted for GSS under the equity method and reported the revenue from GSS as Dry leasing revenue. Total Dry leasing revenue for these aircraft was $11.8 million for the period of January 1 through April 7, 2009.

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Special Charge

We record impairment charges on long-lived assets used in operations when events and circumstances (“Triggering Events”) indicate that the assets may be impaired. In 2011 and 2009, we determined that Triggering Events occurred, performed impairment tests and concluded that the carrying value of our 747-200 fleet was no longer recoverable.

We view the 747-200 fleet, as well as the related engines, rotable inventory and other equipment as one asset group in developing our cash flow models. In determining fair value, we considered the effects of the current market environment, age of the assets, marketability and excess capacity. Our estimate of fair value was not based on distressed sales or forced liquidations. Instead, it appropriately considered the current market conditions in conjunction with other indicators and represents a Level 3 input, as defined in Note 12. The fair value for each of the aircraft and spare engines remaining in service was adjusted based on estimates of maintenance status. For engines and airframes that are being permanently parked, fair value was determined to be scrap value.

Triggering Events in 2009 resulted in an impairment charge of $8.2 million to write down the 747-200 fleet, as well as the related engines, rotable inventory and other equipment to their estimated fair value or scrap value, as appropriate.

In 2011, we recorded a fleet retirement charge of $5.4 million. Of this amount $4.1 million related to an additional impairment of the 747-200 fleet, as well as the related engines, rotable inventory and other equipment to their estimated fair value or scrap value, as appropriate. The remaining three 747-200 aircraft and related spare engines are expected to be parked during the first quarter of 2012 and have a net book value of $5.2 million, of which the majority relates to engines. In addition, we recorded a $1.3 million charge related to employee termination benefits for 747-200 crewmembers.

6.	Property and Equipment, net

Depreciation expense, including the amortization of capital leases, related to property and equipment was $37.0 million in 2011, $34.1 million in 2010 and $33.1 million in 2009.

On December 23, 2010, we purchased the owner participant interest in aircraft tail number N499MC for $21.5 million and consolidated the trust, which is the beneficial owner of the aircraft. Previously, we leased the aircraft under an operating lease. As a result of the consolidation, we recorded the aircraft at its fair value of $69.7 million, the debt at fair value of $59.8 million and an intangible of $8.2 million representing the difference between the fair value of the assets acquired and the liabilities assumed, which is being amortized using the effective interest method over the remaining eight-year term of the debt.

7.	Intangible Assets, net

The following table presents our Intangible assets, net as of December 31:

	2011	2010
Fair value adjustment on operating leases	$45,531	$45,531
Lease intangibles	10,205	8,166
Customer relationship	2,164	2,164
Less: accumulated amortization	(17,939)	(13,234)

	$39,961	$42,627

Fair value adjustment on operating leases represents the capitalized discount recorded to adjust leases of our 747-400 aircraft to fair market value in 2004. The lease intangible resulted from the acquisition of the owner participant interest in aircraft N499MC (see Note 6). The customer relationship intangible asset resulted from the consolidation of GSS (see Note 4).

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Amortization expense related to intangible assets amounted to $4.7 million in 2011, $2.7 million in 2010 and $2.6 million in 2009.

The estimated future amortization expense of intangible assets as of December 31, 2011 is as follows:

2012	$4,668
2013	4,475
2014	4,268
2015	4,046
2016	3,345
Thereafter	19,159

Total	$39,961

8.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2011	2010
Maintenance	$54,239	$57,552
Salaries, wages and benefits	43,698	33,542
Aircraft fuel	25,583	17,710
Other	51,778	41,088

Accrued liabilities	$175,298	$149,892

9.	Debt

Our debt obligations, as of December 31:

	2011	2010
Term loans	$420,436	$77,822
1998 EETCs	128,974	145,012
1999 EETCs	145,410	159,043
2000 EETCs	55,196	58,485
2008 PDP Facility	—	46,871

Total debt	750,016	487,233
Less current portion of debt	(70,007)	(96,197)

Long-term debt	$680,009	$391,036

At December 31, 2011 and 2010, we had $51.9 million and $57.0 million, respectively, of unamortized discount related to the fair market value adjustments recorded against debt.

Description of our Debt Obligations

Many of our financing instruments contain limitations on our ability to, among other things, pay certain dividends or make certain other restricted payments, consummate certain asset sales, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Term Loans

In 2008, we entered into a $58.4 million, five-year term loan agreement secured by aircraft tail number N419MC and a $41.6 million, five-year term loan agreement secured by aircraft tail number N429MC. Funds available under the loan agreements are subject to certain up-front and commitment fees, and funds drawn under the loan agreements bear interest at London InterBank Offered Rate (“LIBOR”), plus a margin. Payment of principal and interest are paid quarterly in arrears. The facilities are guaranteed by us and are subject to typical and customary events of default. The weighted average interest rate under these loans was 2.61% in 2011 and 2.64% in 2010. The interest rates were 2.70% as of December 31, 2011 and 2.55% as of December 31, 2010. The interest rates are based on LIBOR plus a margin.

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

In 2011, we borrowed $120.3 million for the delivery of our first 747-8F aircraft under a twelve-year term loan with a final payment of $32.6 million due in September 2023 (the “First 2011 Term Loan”). The First 2011 Term Loan, which is secured by a mortgage against aircraft tail number G-GSSD, contains customary covenants and events of default and accrues interest at a fixed rate of 6.16%, payable quarterly.

In 2011, we borrowed $120.0 million for the delivery of our second 747-8F aircraft under a twelve-year term loan with a final payment of $33.3 million due in December 2023 (the “Second 2011 Term Loan”). The Second 2011 Term Loan, which is secured by a mortgage against aircraft tail number G-GSSE, contains customary covenants and events of default and initially accrues interest at a variable rate, payable quarterly, at LIBOR plus a margin. The weighted average interest rate under this loan was 3.55% for the period ended December 31, 2011. On January 12, 2012, the Second 2011 Term Loan was converted to a fixed rate loan beginning with the period after the first payment and will have an effective interest rate of 6.37%.

In 2011, we borrowed $120.0 million for the delivery of our third 747-8F aircraft under a twelve-year term loan with a final payment of $33.3 million due in December 2023 (the “Third 2011 Term Loan”). The Third 2011 Term Loan, which is secured by a mortgage against aircraft tail number G-GSSF, contains customary covenants and events of default and initially accrues interest at a variable rate, payable quarterly, at LIBOR plus a margin. The weighted average interest rate under this loan was 3.57% for the period ended December 31, 2011. On January 12, 2012, the Third 2011 Term Loan was converted to a fixed rate loan beginning with the period after the first payment and will have an effective interest rate of 6.37%.

In addition, under certain circumstances, upon the occurrence and during the continuance of an event of default, the First 2011 Term Loan, the Second 2011 Term Loan and the Third 2011 Term Loan are cross-defaulted to each other and to our aircraft pre-delivery deposit (“PDP”) financing facility but are not cross-defaulted to any of our other debt facilities.

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

We could be subject to additional monthly lease rentals (“AMLR”), which could require payment of up to an additional $0.1 million per month in rent on each of the five leased EETC aircraft, subject to an $11.0 million per aircraft limit over the remaining term. The AMLR payments would be applied to the underlying notes in the leveraged leases, and would only arise if we exceed certain financial targets and if it is determined that the then fair market monthly rental for the aircraft exceeds $0.8 million. We have not made any AMLR payments and do not anticipate making any AMLR payments in 2012. We perform this test annually in the second quarter.

2000 EETCs

In 2000, we completed an offering of $217.3 million of EETCs (the “2000 EETCs”). The cash proceeds from the 2000 EETCs were used to finance (through two leveraged lease transactions) two 747-400F freighter aircraft. After the financing, we completed a sale-leaseback transaction on both aircraft and issued a guarantee to the owner participant of one of the aircraft (N409MC). In connection with this secured debt financing, we executed equipment notes with original interest rates ranging from 8.71% to 9.70%, with a weighted average interest rate of 8.93% payable monthly.

In connection with a restructuring of this aircraft debt, we have a blended effective interest rate of 11.31%. According to the terms of the equipment notes, principal payments vary and are payable through 2021.

1999 EETCs

In 1999, we completed an offering of $543.6 million of EETCs (the “1999 EETCs”). The cash proceeds from the 1999 EETCs were used to finance five 747-400F aircraft, two of which are leased by us pursuant to leveraged leases and three of which are owned. On December 23, 2010, we purchased the owner participant interest in the leveraged lease for aircraft tail number N499MC and consolidated the trust, which is the beneficial owner of the aircraft. We recorded $59.8 million as the fair value of the debt acquired. As of December 31, 2011 and 2010, the outstanding balance of the 1999 EETCs related to three owned 747-400F aircraft (tail numbers N476GT, N496MC and N499MC). In connection with this secured debt financing, we executed equipment notes with original interest rates ranging from 6.88% to 8.77%, with a weighted average interest rate of 7.52% payable monthly.

In connection with a restructuring of this aircraft debt, we have a blended effective interest rate of 13.94%. According to the terms of the equipment notes, principal payments vary and are payable monthly through 2020.

1998 EETCs

In 1998, we completed an offering of $538.9 million of EETCs (the “1998 EETCs”). The cash proceeds from the 1998 EETCs were used to finance five 747-400F aircraft, two of which are leased by us pursuant to

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

leveraged leases and three of which are owned. As of December 31, 2011 and 2010, the outstanding balance of the 1998 EETCs related to three owned 747-400F aircraft (tail numbers N475GT, N493MC and N477GT). In connection with this secured debt financing, we executed equipment notes with original interest rates ranging from 7.38% to 8.01%, with a weighted average interest rate of 7.54% payable monthly.

In connection with a restructuring of this aircraft debt, we acquired aircraft N475GT and N493MC with a blended effective interest rate of 13.89% for aircraft tail number N475GT and 13.72% for aircraft tail number N493MC. Aircraft tail number N477GT was acquired in 1998 and has a weighted average interest rate of 7.54%. According to the terms of the equipment notes relating to all three aircraft, principal payments vary and are payable monthly through 2020.

PDP Financing

In 2008, we entered into a $270.3 million pre-delivery deposit financing facility (the “2008 PDP Facility”), which was intended to fund a portion of Atlas’ pre-delivery deposit obligations in respect of the first five aircraft to be delivered to us under its purchase agreement with The Boeing Company (“Boeing”) providing for the purchase of 747-8F aircraft (the “Boeing 747-8F Agreement”). Borrowings under our 2008 PDP Facility were repaid in 2011.

In 2010, we entered into a $125.6 million revolving pre-delivery deposit financing facility (the “2010 PDP Facility”). The 2010 PDP Facility is intended to fund a portion of our obligations to make pre-delivery deposits for the six remaining 747-8F aircraft on order (the “PDP Aircraft”). With this transaction, we have arranged pre-delivery deposit financing for all of the aircraft for which we are required to make pre-delivery deposits pursuant to the Boeing 747-8F Agreement.

The 2010 PDP Facility was comprised of nine separate tranches, each corresponding to one of the PDP Aircraft. It is structured as a revolving credit facility under which we may have outstanding a maximum of $125.6 million. It is secured by certain of our rights in and to the Boeing 747-8F Agreement and four General Electric CF6-80 engines owned by us. In connection with entering into the 2010 PDP Facility, we have agreed to pay customary commitment and other fees. Drawings made under the 2010 PDP Facility will accrue interest, at a variable rate based on LIBOR plus a margin. The 2010 PDP Facility contains customary covenants, events of default and is guaranteed by AAWW. Upon the occurrence and during the continuance of an event of default, the outstanding obligations under the 2010 PDP Facility may be accelerated and become due and payable immediately.

As amended in 2011, the 2010 PDP Facility’s aggregate availability continues to be $125.6 million provided that at least four 747-8Fs are remaining on order. The aggregate availability decreases with each 747-8F delivered once there are less than four remaining. Each tranche of the 2010 PDP Facility will mature on the earlier to occur of: (a) the delivery date of the related PDP Aircraft and (b) up to nine months after the last day of the scheduled delivery month for the related PDP Aircraft. At maturity of each tranche, we are required to pay principal in an amount equal to the drawings made for the pre-delivery deposits for the related PDP Aircraft, in addition to any accrued and unpaid interest thereon. The 2010 PDP Facility has unused availability of $125.6 million.

Other Debt

Other debt consisted of various aircraft related term loans, which we prepaid in 2009 at a discount. As a result of this prepayment, we recorded a gain on early extinguishment of debt of $2.7 million, which was included in Non-operating Expenses / (Income).

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Future Cash Payments for Debt

The following table summarizes the cash required to be paid by year and the carrying value of our debt reflecting the terms that were in effect as of December 31, 2011:

2012	$75,100
2013	104,005
2014	68,314
2015	64,449
2016	65,263
Thereafter	424,764

Total debt cash payments	801,895
Less: fair value debt discount	(51,879)

Debt	$750,016

10.	Leases and Aircraft Purchase Commitments

Aircraft, Real Estate and Operating Leases

The following table summarizes rental expenses in:

	2011	2010	2009
Aircraft	$164,089	$154,646	$151,080
Offices, vehicles and other	$9,008	$8,487	$9,890

As of December 31, 2011, 15 of our 37 operating aircraft were leased, all of which were operating leases with initial lease term expiration dates ranging from 2014 to 2025, with an average remaining lease term of 9.9 years. Certain of our operating leases contain renewal options and escalations. In addition, we lease engines under short-term lease agreements on an as-needed basis. We record rent expense on a straight-line basis over the lease term.

Aircraft Purchase Commitments

In 2006, we entered into an agreement with Boeing providing for our purchase of 12 747-8F aircraft pursuant to the Boeing 747-8F Agreement. The Boeing 747-8F Agreement provided for deliveries of the aircraft to begin in 2010, with all 12 deliveries originally contractually scheduled for delivery by the end of 2011. In addition, the Boeing 747-8F Agreement provides us with rights to purchase up to an additional 13 747-8F aircraft.

Since the initial date of the Boeing 747-8F Agreement, Boeing announced several delays in the delivery schedule of the 12 747-8F aircraft. In September 2011, after lengthy delays and performance considerations, we exercised our termination rights in connection with three early build 747-8F aircraft reducing our order to nine.

As a result of the announced delays, Boeing proposed a revised delivery and payment schedule in September 2011. Estimated expenditures under the proposed schedule as of December 31, 2011, including estimated amounts for contractual price escalations and advance payments, are $454.9 million in 2012 and $211.8 million in 2013. Although we do not agree with the payment schedule that Boeing proposed, we made payments of $545.9 million in the fourth quarter of 2011, while reserving all rights with respect to such payment. We accepted delivery of our first three 747-8F aircraft in the fourth quarter of 2011, subject to a reservation of rights regarding certain matters under the purchase agreement.

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our aircraft and spare engine purchase commitments, based on the adjusted schedule, and the minimum annual rental commitments as of the periods indicated under non-cancelable aircraft, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of December 31, 2011:

	Aircraft Purchase Commitments	Aircraft Operating Leases	Other Operating Leases	Total
2012	$501,860	$149,380	$5,022	$656,262
2013	211,816	148,251	4,918	364,985
2014	—	139,759	4,654	144,413
2015	—	133,191	4,575	137,766
2016	—	129,632	4,362	133,994
Thereafter	—	859,681	334	860,015

Total payments	$713,676	$1,559,894	$23,865	$2,297,435

As discussed in Note 3, Polar Dry Leases aircraft from Old Polar that are leased from a third party and are included in the table above under aircraft operating leases. The following table summarizes the contractual amount of minimum Dry Lease income under these non-cancelable aircraft Dry Leases, reflecting the terms that were in effect as of December 31, 2011:

Dry Lease Income
2012	$63,360
2013	63,360
2014	63,360
2015	63,360
2016	63,360
Thereafter	116,160

$432,960

Guarantees and Indemnifications

In the ordinary course of business, we enter into numerous real estate leasing, equipment and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, we typically indemnify the lessors and any financing parties against tort liabilities that arise out of the use, occupancy, manufacture, design, operation or maintenance of the leased premises or financed aircraft, regardless of whether these liabilities (or taxes) relate to the negligence of the indemnified parties. Currently, we believe that any future payments required under many of these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). However, payments under certain tax indemnities related to certain of our financing arrangements, if applicable, could be material, and would not be covered by insurance, although we believe that these payments are not probable. Certain leased premises, such as maintenance and storage facilities, typically include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premise. We also provide standard indemnification agreements to officers and directors in the ordinary course of business.

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

11.	Income Taxes

The significant components of the provision for income taxes are as follows:

Current:	2011	2010	2009
Federal	$(22,082)	$26,710	$80
State and local	682	482	150
Foreign	464	—	40

Total current (benefit) expense	(20,936)	27,192	270

Deferred:
Federal	77,252	57,365	45,547
State and local	2,639	(391)	2,555
Foreign	1,725	5,988	(432)

Total deferred expense	81,616	62,962	47,670

Total income tax expense	$60,680	$90,154	$47,940

The domestic and foreign earnings (loss) before income taxes are as follows:

	2011	2010	2009
United States	$155,899	$229,585	$132,275
Foreign	1,090	3,525	(8,179)

	$156,989	$233,110	$124,096

A reconciliation of differences between the U.S. federal statutory income tax rate and the effective income tax rates for the periods defined below is as follows:

	2011	2010	2009
U.S. federal statutory tax	35.0%	35.0%	35.0%
State and local taxes based on income, net of federal benefit	1.5%	1.5%	2.0%
Non-deductible legal settlements	0.0%	2.5%	0.0%
Other expenses not deductible for tax purposes	0.8%	0.5%	1.3%
Recovery of tax basis in foreign subsidiary	0.0%	0.0%	(1.2%)
Tax effect of foreign operations in relation to U.S. tax rate	0.8%	0.3%	1.3%
Other	0.5%	(1.1%)	0.2%

	38.6%	38.7%	38.6%

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The change in the effective tax rate from 2010 to 2011 was primarily due to the non-deductible legal settlement payment offset by our foreign operations and other items.

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset (liability) was comprised of the following as of December 31:

	Assets (Liabilities)
	2011		2010
	Current	Noncurrent	Current	Noncurrent
Net operating loss carryforwards and credits	$—	$185,296	$—	$102,979
Maintenance expense	(184)	(263)	(257)	976
Accrued expenses	(517)	(4,154)	(1,087)	—
Accrued compensation	11,249	—	5,902	—
Fixed assets	—	(333,083)	—	(172,122)
Aircraft leases	—	9,933	—	8,404
Acquisition of EETC debt	—	(6,368)	—	(7,885)
Revaluation of debt	—	(2,843)	—	(2,720)
Stock-based compensation	—	4,433	—	5,613
Equity investments in affiliates	—	(90)	—	211
Other	2,387	5,283	1,516	6,531
Interest rate derivatives	—	9,034	—	—
Valuation allowance	(2,539)	(45,149)	(2,695)	(45,137)

	$10,396	$(177,971)	$3,379	$(103,150)

As of December 31, 2011 and 2010, we had U.S. federal tax net operating losses (“NOLs”) of approximately $355.4 million and $148.6 million, respectively, net of unrecognized tax benefits and valuation allowances, which will expire through 2031, if not utilized. We had U.S. federal tax credits of $4.9 million and zero as of December 31, 2011 and 2010, respectively. Additionally, as of December 31, 2011 and 2010, we had foreign NOLs for Hong Kong of approximately $25.4 million and $6.4 million, respectively, and foreign NOLs for Singapore of approximately $10.7 million as of December 31, 2011.

Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change”. A reorganization in 2004 and an offering of our stock in 2009 constituted ownership changes. Accordingly, the use of our NOLs generated prior to these ownership changes is subject to overall annual limitations. If certain substantial changes in our ownership occur prospectively, there could be an additional annual limitation on the amount of utilizable carryforwards. Certain tax attributes, including NOLs, reflected on our federal income tax returns, as filed, differ significantly from those reflected in the Financial Statements. In 2010 and 2011, some of those attributes were utilized and a related liability was accrued.

On each reporting date, management assesses whether we are more likely than not to realize some or all of our deferred tax assets. After our assessment, we recorded a valuation allowance against $47.0 million of our deferred tax assets as of December 31, 2011. This amount decreased by $0.8 million from the 2010 balance of $47.8 million. The valuation allowance is primarily attributable to the ownership change under Section 382.

Included in Prepaid expenses and other current assets are tax receivables of $30.0 million and $0.4 million as of December 31, 2011 and 2010, respectively.

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending unrecognized income tax benefits is as follows for:

	2011	2010	2009
Beginning balance	$75,681	$77,678	$74,937
Additions for tax positions related to the current year	333	484	1,190
Additions for tax positions related to prior years	21	—	2,444
Reductions for tax positions related to prior years	(84)	(2,481)	(893)

Ending balance	$75,951	$75,681	$77,678

If recognized, $74.1 million of the unrecognized income tax benefits of $76.0 million as of December 31, 2011, would impact the effective income tax rate. We will maintain a liability for unrecognized income tax benefits until these uncertain positions are reviewed and resolved or until the expiration of the applicable statute of limitations, if earlier.

Our policy is to record tax-related interest expense and penalties, if applicable, as a component of income tax expense. In 2011 and 2010, we recorded tax-related interest expense of $2.0 million and $1.2 million, respectively. As of December 31, 2011 and 2010, the cumulative liability for tax-related interest was $3.3 million and $1.3 million, respectively. We have not recorded any liability for tax-related penalties, and the tax authorities historically have not assessed tax-related penalties against us.

Management does not anticipate that its unrecognized income tax benefits will increase or decrease by a material amount during 2012.

For U.S. federal income tax purposes, the 2008 through 2010 income tax returns remain subject to examination. The Internal Revenue Service is currently examining the 2009 and 2010 federal income tax returns. We also file income tax returns in multiple states. Generally, the 2008 through 2010 income tax returns remain subject to examination in those states. Our New York state tax returns for 2008 through 2010 and California state tax returns for 2008 are currently under examination.

In Hong Kong, the 2001 through 2010 income tax returns are under examination for Atlas, and the 2009 and 2010 income tax returns are under examination for Old Polar. No assessment of additional income taxes has been proposed or discussed with respect to the ongoing examinations in Hong Kong.

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

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The fair value of our PDP financing facilities and term loans was based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair value of our interest rate derivatives was based on Level 2 inputs utilized in expected cash flow models. The incorporated market inputs include the implied forward LIBOR yield curve for the same period as the future interest swap settlements. These derivatives were designated as hedging instruments.

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of December 31:

	2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$187,111	$187,111	$187,111	$—	$—
Short-term investments	8,097	8,097	—	—	8,097
Long-term investments and accrued interest	135,735	167,765	—	—	167,765

	$330,943	$362,973	$187,111	$—	$175,862

Liabilities
Interest rate derivatives	$24,887	$24,887	$—	$24,887	$—
Term loans	420,436	420,436	—	—	420,436
1998 EETCs	128,974	145,418	—	—	145,418
1999 EETCs	145,410	156,430	—	—	156,430
2000 EETCs	55,196	60,502	—	—	60,502

	$774,903	$807,673	$—	$24,887	$782,786

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	2010
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$588,852	$588,852	$588,852	$—	$—
Short-term investments	6,211	6,211	—	—	6,211
Long-term investments and accrued interest	127,094	157,787	—	—	157,787

	$722,157	$752,850	$588,852	$—	$163,998

Liabilities
Term loans	$77,822	$79,198	$—	$—	$79,198
1998 EETCs	145,012	164,379	—	—	164,379
1999 EETCs	159,043	171,478	—	—	171,478
2000 EETCs	58,485	65,230	—	—	65,230
2008 PDP Facility	46,871	46,861	—	—	46,861

	$487,233	$527,146	$—	$—	$527,146

The following table presents the carrying value, gross unrealized gains and fair value of our long-term investments by contractual maturity as of December 31:

	2011			2010
	Carrying Value	Gross Unrealized Gains	Fair Value	Carrying Value	Gross Unrealized Gains	Fair Value
Debt securities
Due after five but within ten years	$135,735	$32,030	$167,765	$73,356	$18,363	$91,719
Due after ten years	—	—	—	53,738	12,330	66,068

Total	$135,735	$32,030	$167,765	$127,094	$30,693	$157,787

Interest Rate Derivatives

We were exposed to changes in interest rates for two debt issuances related to the financing of two Boeing 747-8F aircraft that we purchased. We used forward-starting interest rate swaps to effectively fix the interest rate on two 747-8F financings in the fourth quarter of 2011. The use of forward-starting interest rate swaps effectively converted our floating-rate forecasted debt issuance to a fixed rate basis. When entering into forward-starting interest rate swaps, we become exposed to both credit risk and market risk. We were subject to counterparty credit risk when the value of the forward-starting interest rate swaps are a gain and the risk exists that the counterparty will fail to perform under the terms of the contract. We were subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the forward-starting interest rate swaps. We manage our counterparty credit risk by only entering into forward-starting interest rate swaps with major financial institutions with investment-grade credit ratings. We manage our market risk by matching the terms of each forward-starting interest rate swap with a specified expected debt issuance. We do not use derivative instruments for trading or speculative purposes.

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

In May 2011, we entered into two forward-starting interest rate swaps with a total notional value of $237.5 million to hedge the risk of changes in quarterly interest payments due to fluctuations in the forward 90-day LIBOR swap rate for debt issuances in the fourth quarter of 2011. We designated these forward-starting interest rate swaps as cash flow hedges. Changes in the fair value of the effective portion of the forward-starting interest rate swaps are recorded as a gain or loss in accumulated other comprehensive income (loss) until the underlying hedged item is recognized in net income. We classify both the net earnings and cash flow impact from these forward-starting interest rate swaps consistent with the underlying hedged item. In the event the debt is not issued and the forward-starting interest rate swaps are terminated, any gain or loss from the termination would be recorded in net income immediately. Hedging ineffectiveness and a net earnings impact would occur if the change in the value of the hedge did not offset the change in the value of the underlying hedged item.

The forward-starting interest rate swaps outstanding as of December 31, 2011 related to debt issuances in the fourth quarter of 2011. As of December 31, 2011, the fair value of these forward-starting interest rate swaps was $24.9 million, offset by cash collateral of $19.9 million, resulting in a net carrying value of $5.0 million included within Accrued liabilities.

We recorded unrealized pre-tax and after-tax losses of $24.9 million and $15.9 million in Other comprehensive loss for changes in the fair value of our forward-starting interest rate swaps for the year ended December 31, 2011. There was no ineffectiveness associated with these hedges.

On January 12, 2012, we terminated both forward-starting interest rate swaps and recorded a realized loss of $25.6 million in Accumulated other comprehensive income (loss). There was no ineffectiveness associated with these hedges upon their termination. The two term loans associated with these hedges were converted to fixed rate loans beginning after their first payment.

13.	Segment Reporting

We have the following reportable segments: ACMI, AMC Charter, Commercial Charter and Dry Leasing. We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct ownership costs. Direct Contribution consists of Income before income taxes and excludes the following: special charges, pre-operating expenses, nonrecurring items, gains on the disposal of aircraft, unallocated revenue and unallocated fixed costs. Direct ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt, interest income on debt securities and aircraft depreciation. Unallocated income and expenses include corporate overhead, non-aircraft depreciation, interest income, foreign exchange gains and losses, other revenue and other non-operating costs, including special items. Management uses Direct Contribution to measure segment profitability as it shows each segment’s contribution to unallocated fixed costs. Each segment has different operating and economic characteristics that are separately reviewed by our senior management.

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

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Since April 8, 2009, GSS’ results of operations have been included in the ACMI segment and Dry Lease revenue from GSS has been eliminated upon consolidation. Prior to that date, revenue from the Dry Leases to GSS was shown in the Dry Leasing segment.

The ACMI segment provides aircraft, crew, maintenance and insurance services to customers. Also included in the ACMI segment are the results of operations for CMI, which we began providing in the second quarter of 2010. CMI provides crew, maintenance and insurance services, with the customer providing the aircraft. Under both services, customers guarantee a monthly level of operation at a predetermined rate for a defined period of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel. The Direct Contribution from Express Network ACMI flying is reflected as ACMI.

The AMC Charter segment primarily provides full planeload charter flights to the U.S. Military. In addition to cargo flights, the AMC Charter segment includes passenger flights, which we began providing in the second quarter of 2011. We also earn commissions on subcontracting certain flying of oversized cargo and less than full planeload missions, or in connection with flying cargo into areas of military conflict where we cannot perform these services on our own. Revenue from the AMC Charter business is typically derived from one-year contracts on a cost-plus basis with the AMC. Our current AMC contract runs from January 1, 2012 through September 30, 2012. Although we are responsible for the direct operating costs of the aircraft, the price paid for fuel consumed during AMC flights is fixed by the U.S. Military. We receive reimbursement from the AMC each month if the price of fuel paid by us to vendors for AMC missions exceeds the fixed price. Alternatively, if the price of fuel paid by us is less than the fixed price, we pay the difference to the AMC each month.

The Commercial Charter segment provides full planeload air cargo and passenger aircraft charters to charter brokers, cruise-ship operators, freight forwarders, direct shippers and airlines. Charters are often paid in advance and we typically bear the direct operating costs.

The Dry Leasing segment provides for the leasing of aircraft and engines to customers.

Other represents revenue for services that are not allocated to any segment, which includes administrative and management support services, flight simulator training and a one-time termination fee from DHL in 2009.

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth Operating Revenue and Direct Contribution for our reportable business segments reconciled to Operating Income and Income before Income Taxes:

Operating Revenue:	2011	2010	2009
ACMI	$632,509	$543,853	$482,231
AMC Charter	442,725	388,994	328,990
Commercial Charter	299,528	384,440	215,127
Dry Leasing	9,695	7,178	12,799
Other	13,759	13,309	22,399

Total Operating Revenue	$1,398,216	$1,337,774	$1,061,546

Direct Contribution:
ACMI	$148,320	$127,679	$90,686
AMC Charter	86,962	111,091	93,884
Commercial Charter	40,200	111,717	39,790
Dry Leasing	4,631	4,643	1,051

Total Direct Contribution for Reportable Segments	280,113	355,130	225,411
Add back (subtract):
Unallocated income and expenses	(118,047)	(125,621)	(96,878)
Gain on early extinguishment of debt	—	—	2,713
Gain on consolidation of subsidiary	—	—	113
Special charge	(5,441)	—	(8,216)
Gain on disposal of aircraft	364	3,601	953

Income before Income Taxes	156,989	233,110	124,096

Add back (subtract):
Interest income	(20,193)	(19,663)	(3,014)
Interest expense	42,120	40,034	44,731
Capitalized interest	(27,636)	(16,373)	(12,215)
Gain on early extinguishment of debt	—	—	(2,713)
Gain on consolidation of subsidiary	—	—	(113)
Other (income) expense, net	(180)	(9,222)	(765)

Operating Income	$151,100	$227,886	$150,007

Depreciation and amortization expense:
ACMI	$22,057	$15,087	$15,895
AMC Charter	5,879	8,597	8,670
Commercial Charter	4,294	5,791	4,028
Dry Leasing	3,031	742	694
Unallocated	4,084	4,136	3,787

Total Depreciation and Amortization	$39,345	$34,353	$33,074

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Labor and Legal Proceedings

Labor

Crewmembers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represented approximately 53.8% of our workforce as of December 31, 2011. We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”) and may incur additional administrative expenses associated with union representation of our employees.

In September 2011, we completed and have since implemented a five-year single collective bargaining agreement (“SCBA”), which will not become amendable until September 2016. Under the terms of the new SCBA, the merger of the pilots and flight engineers of Atlas and Polar results in a single workforce that will serve both Atlas and Polar.

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

Legal Proceedings

Department of Justice Investigation and Related Litigation

In 2010, Old Polar entered into a plea agreement with the United States Department of Justice (the “DOJ”) relating to the previously disclosed DOJ investigation concerning alleged manipulation by cargo carriers of fuel surcharges and other rate components for air cargo services (the “DOJ Investigation”). Under the terms of the agreement, approved by the United States District Court for the District of Columbia, Old Polar will pay a fine of $17.4 million, payable in five annual installments, of which the first two payments have been made. The fine relates to an alleged agreement by Old Polar with respect to fuel surcharges on cargo shipped from the United States to Australia during the time period from January 2000 through April 2003.

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

The court in the antitrust class actions has heard and decided a number of procedural motions. Among those was the plaintiffs’ motion to join Polar Air Cargo Worldwide, Inc. as an additional defendant, which the court granted on April 13, 2011. The case is currently in the class certification discovery phase. There has been substantial pre-trial written discovery and document production, and a number of depositions have been taken. The plaintiffs’ motion for class certification was filed on October 28, 2011, and the Company intends to oppose the motion. We are unable to reasonably predict the court’s ruling on the motion or the ultimate outcome of the litigation.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $10.5 million and $5.8 million, respectively, plus interest based on December 31, 2011 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as necessary. In the pending claim for $10.5 million, we received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $6.5 million at December 31, 2011 and $6.8 million at December 31, 2010, and are included in Deposits and other assets.

We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Trademark Matters

Since 2005, we have been involved in ongoing litigation in Europe against Atlas Transport, an unrelated and unaffiliated entity, over the use of the name “Atlas”. Following application by us to register the mark “ATLAS AIR” in the European Union (“EU”), opposition from Atlas Transport and follow-up filings by us, the Office for Harmonization in the Internal Market (“OHIM”), which handles trademark matters in the EU, declared Atlas Transport’s own trademark “ATLAS” partially invalid because of the prior existence of our Benelux trademark registration. In 2008, OHIM’s First Board of Appeal upheld the lower panel’s decision, and Atlas Transport appealed that decision to the EU General Court (formally the Court of First Instance), which upheld the court’s decision on May 18, 2011. Atlas Transport has appealed that ruling to the European Court of Justice. The appeal remains pending.

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

In 2004, we implemented a Long-Term Incentive Plan (the “2004 LTIP”). The 2004 LTIP provided for awards of up to approximately 2.8 million shares of AAWW’s common stock to employees in various forms. These included non-qualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. In 2007, the stockholders approved a revised Long-Term Incentive Plan (the “2007 Plan”), which replaced the 2004 LTIP. An aggregate of 0.6 million shares of common stock was reserved for issuance to participants under the 2007 Plan. No new awards have been made under the 2004 LTIP since the adoption of the 2007 Plan in May 2007. Awards outstanding under the 2004 LTIP will continue to be governed by the terms of that plan and agreements under which they were granted. The 2007 Plan limits the terms of awards to ten years and prohibits the granting of awards more than ten years after the effective date of the 2007 Plan. The stockholders approved an additional 0.8 million shares in 2011, 0.5 million shares in 2010 and 1.1 million shares in 2008 of our common stock to be reserved under the 2007 Plan.

As of December 31, 2011, the 2007 Plan had a total of 1.5 million shares of common stock available for future award grants to management and members of the board of directors. The compensation expense for both plans was $12.5 million in 2011, $14.1 million in 2010 and $11.4 million in 2009. Income tax benefit recognized for share-based compensation arrangements was $4.8 million in 2011, $5.4 million in 2010 and $4.4 million in 2009. The excess cash tax effect classified as a financing cash inflow was a benefit of $3.1 million in 2011, a benefit of $1.2 million in 2010 and an expense of $0.1 million in 2009.

Non-qualified Stock Options

The portion of the 2007 Plan and the 2004 LTIP applicable to employees is administered by the compensation committee of the board of directors, which also establishes the terms of the awards.

Non-qualified stock options granted under both the 2007 Plan and the 2004 LTIP vest over a three or four year period and expire seven to ten years from the date of grant. As of December 31, 2011, options to acquire a total of 1.3 million shares of common stock have been granted to management under both plans. No options have been granted since 2007. While non-qualified stock options may be granted at any price, they have never been granted with an exercise price less than the fair market value of the stock on the date of grant.

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of our options as of December 31, 2011 and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2010	199,593	$42.15
Granted	—	—
Exercised	(121,635)	38.81
Forfeited, net of adjustments	(8,485)	18.38

Outstanding as of December 31, 2011	69,473	$50.89	4.3	$95

Exercisable as of December 31, 2011	69,473	$50.89	4.3	$95

The total intrinsic value of options exercised was $3.2 million in 2011, $3.6 million in 2010 and $0.1 million in 2009. The cash received from options exercised was $4.7 million in 2011, $5.2 million in 2010 and $0.2 million in 2009.

As of December 31, 2011, there was no unrecognized compensation cost related to non-vested stock options granted and all options have vested.

Restricted Share Awards

Restricted shares granted under the 2007 Plan and the 2004 LTIP vest and are being expensed over three, four or five year periods. Restricted share awards have been granted in both the form of shares and units. As of December 31, 2011, a total of 1.9 million restricted shares have been granted under both plans. All shares were valued at their fair market value on the date of issuance. Unrecognized compensation cost as of December 31, 2011 is $14.2 million and will be recognized over the remaining weighted average life of 2.3 years.

A summary of our restricted shares as of December 31, 2011 and changes during the year then ended are presented below:

Restricted Share Awards	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2010	574,607	$30.80
Granted	174,065	56.73
Vested	(207,642)	68.98
Forfeited	—	—

Unvested as of December 31, 2011	541,030	$24.48

The total fair value, on vesting date, of shares vested, was $14.3 million in 2011, $10.5 million in 2010 and $1.4 million in 2009.

Performance Share Awards

Performance shares granted under the 2007 Plan are being expensed over three years which generally is the requisite service period. Awards generally become vested if (1) we achieve certain specified performance levels compared to a peer group of companies during a three-year period starting in the grant year and ending on December 31 three years later (the “Performance Period”), and (2) the employee remains employed by us

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

through the determination date which can be no later than four months following the end of the Performance Period. Partial vesting may occur for certain employee terminations. Performance share awards have been granted to executives in the form of both shares and units. All shares are valued at their fair market value on the date of issuance. The estimated compensation expense recognized for performance share awards is net of estimated forfeitures. We assess the performance levels in the first quarter of each year for the prior year after each of the peer companies has filed its financial statements. We review the results, adjust the estimated performance level and record any change to compensation cost. As of December 31, 2011, a total of 0.6 million performance shares have been granted. Unrecognized compensation cost as of December 31, 2011 is $8.9 million and will be recognized over the remaining weighted average life of 1.6 years.

A summary of our performance shares as of December 31, 2011 and changes during the year then ended are presented below:

Performance Share Awards	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2010	229,866	$53.46
Granted	223,823	53.58
Vested	(179,790)	63.86
Forfeited	—	—

Unvested as of December 31, 2011	273,899	$46.73

The total fair value, on vesting date, of shares vested during 2011 was $11.5 million and $6.7 during 2010. No performance shares vested in 2009.

16.	Profit Sharing, Incentive and Retirement Plans

Profit Sharing and Incentive Plans

We have an annual incentive compensation program for management employees. The program provides for payments to eligible employees based upon our financial performance, service performance and attainment of individual performance goals, among other things. In addition, we amended our profit sharing plan to allow IBT-represented crewmembers, to receive payments from the plan based upon Atlas’ financial performance. The profit sharing plan is subject to a minimum financial performance threshold. For both plans, we had accruals of $18.2 million as of December 31, 2011 and $23.1 million as of December 31, 2010 in Accrued liabilities. We recognized compensation expense associated with both plans totaling $21.9 million in 2011, $29.2 million in 2010 and $20.9 million in 2009.

401(k) and 401(m) Plans

Participants in our retirement plan may contribute a portion of their annual compensation to a 401(k) plan on a pre-tax basis, subject to aggregate limits under the Code. In addition to 401(k) contributions, participants may contribute a portion of their eligible compensation to a 401(m) plan on an after-tax basis. We provide on behalf of participants in the plan, who make elective compensation deferrals, a matching contribution subject to certain limitations. Employee contributions in the plan are vested at all times and our matching contributions are subject to a three-year cliff vesting provision, except for employees who are represented by the SCBA who are subject to a three-year graded vesting provision. We recognized compensation expense associated with the plan matching contributions totaling $6.7 million in 2011, $5.2 million in 2010 and $4.8 million in 2009.

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

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In 2008, we announced a stock repurchase program, which authorized the repurchase of up to $100 million of our common stock. Purchases may be made at our discretion from time to time on the open market, through negotiated transactions, block purchases or exchange or non-exchange transactions. As of December 31, 2011, we had repurchased 700,243 shares of our common stock for approximately $18.9 million, at an average cost of $26.99 per share under this program. We have not repurchased any shares under this program since 2008.

In addition, we repurchased 138,443 and 126,224 shares of common stock from management at an average price of $66.82 per share in 2011 and $46.38 per share in 2010, and held the shares as treasury shares. The proceeds were used to pay the individual tax liabilities of employees related to restricted shares that had previously vested.

18.	Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for 2011, 2010 and 2009 were de minimis and were excluded.

The calculations of basic and diluted EPS were as follows:

Numerator:	2011	2010	2009
Net Income Attributable to Common Stockholders	$96,083	$141,810	$77,776
Denominator:
Basic EPS weighted average shares outstanding	26,227	25,781	21,652
Effect of dilutive stock options and restricted stock	195	307	166

Diluted EPS weighted average shares outstanding	26,422	26,088	21,818

EPS:
Basic	$3.66	$5.50	$3.59

Diluted	$3.64	$5.44	$3.56

Diluted shares reflect the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include restricted shares and units in which performance or market conditions were not satisfied of 0.3 million in 2011, 2010 and 2009.

19.	Comprehensive Income

Comprehensive income includes changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting, and other items. The differences between net income attributable to common stockholders and comprehensive income were as follows:

	2011	2010	2009
Net Income Attributable to Common Stockholders	$96,083	$141,810	$77,776
Unrealized loss on interest rate derivatives	(24,887)	—	—
Other	(462)	(24)	1,884
Income taxes related to items of Other comprehensive income (loss)	9,208	11	(677)

Total other comprehensive income (loss)	(16,141)	(13)	1,207

Comprehensive income	$79,942	$141,797	$78,983

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

20.	Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2011 and 2010 quarterly results:

2011*	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Operating Revenue	$297,606	$349,574	$362,876	$388,160

Operating Income	16,491	37,619	43,500	53,490
Net Income Attributable to Common Stockholders	$10,516	$23,847	$28,206	$33,514

EPS:
Basic	$0.40	$0.91	$1.08	$1.27

Diluted	$0.40	$0.90	$1.07	$1.27

2010**	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Operating Revenue	$295,232	$356,181	$326,667	$359,694

Operating Income	48,131	63,318	54,896	61,541
Net Income Attributable to Common Stockholders	$33,785	$32,661	$33,804	$41,560

EPS:
Basic	$1.32	$1.27	$1.31	$1.60

Diluted	$1.30	$1.25	$1.29	$1.58

*	Included in the fourth quarter of 2011 is $5.4 million for asset impairment and employee termination charges related to the retirement of the 747-200 fleet.

**	Included in the first quarter of 2010 is a recovery of $8.8 million related to a litigation settlement received and a gain of $3.1 million related to the sale of three engines held for sale. Included in the second quarter of 2010 is a charge of $17.4 million in legal settlements (see Note 14).

21.	Subsequent Events

On January 30, 2012, we entered into a term loan facility for up to $864.8 million with Apple Bank for Savings (“Apple Bank”), guaranteed by The Export — Import Bank of the United States (“Ex-Im Bank”) to finance up to six future 747-8F aircraft deliveries (the “2012 Ex-Im Bank Facility”). The 2012 Ex-Im Bank Facility, when drawn, will consist of six separate term loans, each secured by a mortgage on one future 747-8F aircraft delivery. In connection with entry into the 2012 Ex-Im Bank Facility, we have agreed to pay usual and customary commitment and other fees associated with this type of financing. Borrowings under the 2012 Ex-Im Bank Facility will initially accrue interest at a variable rate, payable quarterly at LIBOR plus a margin. The 2012 Ex-Im Bank Facility provides options to refinance the loans through the issuance of bonds in the capital markets or to convert the loans to a fixed rate. The 2012 Ex-Im Bank Facility contains customary covenants and events of default and is not cross-defaulted to any of our other debt facilities.

In addition, there are certain operating conditions that we must meet to draw under the 2012 Ex-Im Bank Facility. Ex-Im Bank’s primary requirement is that any aircraft financed under the facility must be placed under an ACMI agreement to a customer that is not based in certain restricted countries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“Principal Executive Officer”) and our Senior Vice President and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective. Our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following is a list of the names, ages and background of our current executive officers:

William J. Flynn.    Mr. Flynn, age 58, has been our President and Chief Executive Officer since June 2006. Mr. Flynn has a 30 year career in international supply chain management and freight transportation. Prior to joining us, Mr. Flynn served as President and Chief Executive Officer of GeoLogistics Corporation since 2002 where he led a successful turnaround of the company’s profitability and the sale of the company in September 2005. Prior to his tenure at GeoLogistics, Mr. Flynn served as a Senior Vice President at CSX Transportation, one of the largest Class 1 railroads operating in the U. S., from 2000 to 2002. Mr. Flynn spent over 20 years with Sea-Land Service, Inc., a global provider of container shipping services. He served in roles of increasing responsibility in the U.S., Latin America and Asia. Mr. Flynn ultimately served as head of the company’s Asia operations. Mr. Flynn is also a director of Republic Services, Inc. and Horizon Lines, Inc. Mr. Flynn holds a Bachelors degree in Latin American studies from the University of Rhode Island and a Masters degree in the same field from the University of Arizona.

John W. Dietrich.    Mr. Dietrich, age 47, has been Executive Vice President and Chief Operating Officer since September 2006. Prior thereto, and from February 2004, Mr. Dietrich was Senior Vice President, General Counsel and Chief Human Resources officer. He was named Vice President and General Counsel in March 2003, where he was also responsible for our Human Resources and Corporate Communications functions. In 1999, Mr. Dietrich joined Atlas as Associate General Counsel. From 1992 to 1999, Mr. Dietrich was a litigation attorney at United Airlines, providing legal counsel to all levels of management, particularly on employment and commercial litigation issues. Mr. Dietrich earned a Bachelors of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

Adam R. Kokas.    Mr. Kokas, age 40, has been our Senior Vice President, General Counsel and Secretary since October 2006 and our Chief Human Resources Officer since November 2007. Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on general corporate, securities and business law matters. Prior to joining Ropes & Gray, Mr. Kokas was a partner at Kelley Drye & Warren LLP, where he joined as an associate in 2001. At both Kelley Drye and Ropes & Gray, Mr. Kokas represented us in a variety of matters, including corporate finance transactions, corporate governance matters, strategic alliances, securities matters, and other general corporate issues. Mr. Kokas earned a Bachelor of Arts degree from Rutgers University and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars. Mr. Kokas has also been the Chairman of the Board of the Cargo Airline Association (a non-profit trade organization) since June 2011.

Michael T. Steen.    Mr. Steen, age 45, has been Executive Vice President and Chief Commercial Officer since November 2010. Prior to November 2010, he was elected Senior Vice President and Chief Marketing Officer in April 2007. Mr. Steen joined us from Exel plc where he served as Senior Vice President of Sales and Marketing. Mr. Steen led the sales and marketing activities for Exel Freight’s management and technology sector. Following Exel’s acquisition by Deutsche Post World Net, he held senior-level positions with the merged company in global supply chain logistics. Prior to joining Exel, he served in a variety of roles with KLM Cargo over 11 years, including Vice President of the Americas, Head of Global Sales and Marketing for the Logistics

Unit and Director of Sales for EMEA. Mr. Steen has also been a member of the Board of Directors of TIACA (a not-for-profit trade association for the air cargo industry) since November 2007 and serves as its Chairman since January 2011. Mr. Steen earned a degree in economic science from Katrinelund in Gothenburg, Sweden, and is an alumnus of the Advanced Executive Program at the Kellogg School of Management at Northwestern University.

Spencer Schwartz.    Mr. Schwartz, age 45, has been Senior Vice President and Chief Financial Officer since June 2010. Prior to June 2010, he was elected Vice President and Corporate Controller in November 2008. Mr. Schwartz joined us from MasterCard Incorporated, where he was employed for over 12 years and served as Group Head of Global Risk Management; Senior Vice President and Business Financial Officer; Senior Vice President, Corporate Controller and Chief Accounting Officer; and Vice President of Taxation. Prior to joining MasterCard, Mr. Schwartz held financial positions of increasing responsibility with Price Waterhouse LLP (now PricewaterhouseCoopers LLP) and Carl Zeiss, Inc. Mr. Schwartz earned a Bachelors degree in Accounting from The Pennsylvania State University and a Masters degree in Business Administration from New York University’s Leonard N. Stern School of Business. He is a certified public accountant.

Keith H. Mayer.    Mr. Mayer, age 46, was elected Vice President and Corporate Controller in November 2010. Mr. Mayer joined us from PepsiCo, Inc. (“PepsiCo”). In his most recent role at PepsiCo, he served as Chief Financial Officer of an international coffee partnership between PepsiCo and Starbucks Corporation. Mr. Mayer also served PepsiCo in a variety of roles since 1999, including Director of External Reporting, Assistant Controller for PepsiCo International, Senior Group Manager of Financial Accounting for Frito-Lay North America, and Group Manager of Technical Accounting. Prior to joining PepsiCo, Mr. Mayer held financial positions of increasing responsibility with Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP). Mr. Mayer earned a Bachelors degree in Accounting from the University of Bridgeport where he graduated magna cum laude. He is a certified public accountant.

Executive Officers are elected by our board of directors, and their terms of office continue until the next annual meeting of the board of directors or until their successors are elected and have qualified. There are no family relationships among our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2012 Annual Meeting of Stockholders.

The following table summarizes the securities authorized for issuance under our equity compensation plans at December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,154,990	$3.06	(1)	1,248,599

Total	1,154,990	$3.06		1,248,599

(1)	Includes 1,085,517 of restricted and performance shares and units, which have no exercise price and 69,473 stock options having an average exercise price of $50.89.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2012.

ATLAS AIR WORLDWIDE HOLDINGS, INC. (Registrant)

By:	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 15, 2012 on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

* Eugene I. Davis Eugene I. Davis	Chairman of the Board

/s/ William J. Flynn William J. Flynn	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Spencer Schwartz Spencer Schwartz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Keith H. Mayer Keith H. Mayer	Vice President and Corporate Controller (Principal Accounting Officer)

* Robert F. Agnew Robert F. Agnew	Director

* Timothy J. Bernlohr Timothy J. Bernlohr	Director

* James S. Gilmore, III James S. Gilmore, III	Director

* Carol B. Hallett Carol B. Hallett	Director

* Frederick McCorkle Frederick McCorkle	Director

*By:	/s/ William J. Flynn
William J. Flynn, as Attorney-in-fact for each of the persons indicated

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
For the Year ended December 31, 2011
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$1,900	$335	$(304)(a)	$1,931

For the Year ended December 31, 2010
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$2,412	$201	$(713)(a)	$1,900

For the Year ended December 31, 2009
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$2,275	$1,071	$(934)(a)	$2,412

(a)	Primarily represents the write-off of accounts net of recoveries

EXHIBIT INDEX

Exhibit Number	Description

3.1(5)	Certificate of Incorporation of the Company.

3.2(18)	Amended and Restated By-Laws of Atlas Air Worldwide Holdings, Inc., dated as of October 1, 2010.

4.1.1(1)	Form of 8.707% Atlas Air Pass Through Certificates, Series 2000-1A (included in Exhibit 4.1.21).

4.1.2(1)	Form of 9.057% Atlas Air Pass Through Certificates, Series 2000-1B (included in Exhibit 4.1.22).

4.1.3(1)	Form of 9.702% Atlas Air Pass Through Certificates, Series 2000-1C (included in Exhibit 4.1.23).

4.1.4(3)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-1.

4.1.5(3)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-2.

4.1.6(3)	6.88% Atlas Air Pass Through Certificate 1999-1A-2, Certificate No. A-2-1.

4.1.7(3)	7.63% Atlas Air Pass Through Certificate 1999-1B-1, Certificate No. B-1.

4.1.8(3)	8.77% Atlas Air Pass Through Certificate 1999-1C-1, Certificate No. C-1.

4.1.9(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-0.

4.1.10(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-S.

4.1.11(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-0.

4.1.12(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-S.

4.1.13(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-0.

4.1.14(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-S.

4.1.15(3)	Pass Through Trust Agreement, dated as of April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc..

4.1.16(3)	Trust Supplement No. 1999-1A-1, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.17(3)	Trust Supplement No. 1999-1A-2, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.18(3)	Trust Supplement No. 1999-1B, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.19(3)	Trust Supplement No. 1999-1C, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.20(1)	Pass Through Trust Agreement, dated as of January 28, 2000, between Wilmington Trust Company, as Trustee and Atlas Air, Inc..

4.1.21(1)	Trust Supplement No. 2000-1A, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.

4.1.22(1)	Trust Supplement No. 2000-1B, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.

Exhibit Number	Description

4.1.23(1)	Trust Supplement No. 2000-1C, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000

4.1.24(2)	Note Purchase Agreement, dated as of February 9, 1998, among the Company, Wilmington Trust Company and First Security Bank, National Association (“Note Purchase Agreement 1998”)

4.1.25(1)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1998).

4.1.26(1)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1998).

4.1.27(1)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1998).

4.1.28(3)	Note Purchase Agreement, dated as of April 13, 1999, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 1999”).

4.1.29(3)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1999).

4.1.30(3)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1999).

4.1.31(3)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1999).

4.1.32(1)	Note Purchase Agreement, dated as of January 28, 2000, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 2000”).

4.1.33(1)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).

4.1.34(1)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).

4.1.35(1)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).

4.1.36(3)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).

4.1.37(3)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).

4.1.38(3)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).

4.1.39(10)	Leased Aircraft Restructure Agreement with regard to Aircraft N491MC, dated July 27, 2004, by and among Atlas Air, Inc., Wells Fargo Bank Northwest, National Association as Owner Trustee, Wilmington Trust Company as Mortgagee, Class A Trustee and Subordination Agent, and DAF Investments, Ltd. as Owner Participant, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

Exhibit Number	Description

4.1.40(9)	1998 Class A Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A Trustee.

4.1.41(9)	Amendment to 1999 Class A-1 Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A-1 Trustee

4.1.42(9)	Amendment to 2000 Class A Pass Through Trust Supplement between the Company and Wilmington Trust Company as Class A Trustee dated July 27, 2004.

4.1.43(10)	Trust Indenture and Mortgage Supplement No. 3, dated July 27, 2004, by and between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), Owner Trustee, and Wilmington Trust Company, Mortgagee, pertaining to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

4.2(21)	Facility Agreement, among Atlas Air, Inc. (as Borrower), Each Loan Participant Identified on Schedule I thereto, Norddeutsche Landesbank Girozentrale (as Agent) and Bank of Utah (as Security Agent).

10.1(4)	Agreement of Lease, dated November 9, 1999, between Texaco, Inc., Landlord, and the Company, Tenant, 2000 Westchester Avenue, Purchase, New York 10577.

10.2(10)	Lease Agreement, dated July 29, 1998, between First Security Bank, National Association and Atlas Air, Inc. with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.2.1(10)	Amendment No. 1 to Lease Agreement dated as of July 27, 2004 between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.3(11)	Employment Agreement, dated April 21, 2006, between Atlas Air, Inc. and William J. Flynn.

10.3.1(16)	Amendment, dated as of December 31, 2008, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

10.3.2(17)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

10.4(10)	Lease, dated July 16, 2002, between Tuolumne River Aircraft Finance, Inc. as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.4.1(10)	Amendment Agreement, dated August 1, 2003, between Tuolumne River Aircraft Finance, Inc., as Lessor and Atlas Air, Inc. as Lessee in respect of Lease dated July 16, 2002 with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.5(10)	Sublease, dated October 24, 2001, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act

10.5.1(10)	Amendment Agreement, dated August 1, 2003, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

Exhibit Number	Description

10.5.2(9)	Second Amendment Agreement, dated January 31, 2005, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.6(10)	Lease Agreement, dated July 24, 2002, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee with respect to Aircraft N454PA

10.6.1(10)	Amendment Agreement, dated August 1, 2003, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement dated July 24, 2002 with respect to Aircraft N454PA.

10.6.2(10)	Second Amendment Agreement, dated January 31, 2005, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement, dated July 24, 2002, with respect to Aircraft N454PA.

10.7.1(12)	Purchase Agreement No. 3134, dated as of September 8, 2006, between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.7.2(19)	Supplemental Agreement No. 1 to Purchase Agreement No. 3134 between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.7.3(19)	Supplemental Agreement No. 2 to Purchase Agreement No. 3134 between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.8(10)	Engine Maintenance Contract, dated April 30, 2004, between the Company and MTU Maintenance Hannover GmbH, with regard to CF6 80C2 Engines in the 1998 EETC Transaction together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.9(12)	Amended and Restated Employment Agreement, dated as September 19, 2006, between Atlas Air, Inc. and John W. Dietrich.

10.9.1(16)	Amendment, dated as of December 31, 2008, to the Amended and Restated Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.9.2(17)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.10(17)	Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives, amended as of July 1, 2011.

10.11(10)	Contract, dated October 1, 2004, between HQ AMC/A34TM and the Company.

10.12(20)	Atlas Air Worldwide Holdings, Inc. 2007 Incentive Plan (as amended).

10.12.1(16)	Atlas Air Worldwide Holdings, Inc. Long Term Cash Incentive Program.

10.12.2(16)	Form of Restricted Stock Unit Agreement.

10.12.3(16)	Form of Performance Share Unit Agreement.

10.13(17)	Benefits Program for Executive Vice President and Senior Vice Presidents, Amended and Restated as of July 1, 2011.

10.14	Board of Directors Compensation Program, which is field herewith as Exhibit 10.14.

10.15(15)	Atlas Air, Inc. Profit Sharing Plan.

10.15.1(16)	Amendment, dated as of December 31, 2008, to Atlas Air, Inc. Profit Sharing Plan.

Exhibit Number	Description

10.16(13)	Atlas Air Worldwide Holdings, Inc. Amended and Restated 2004 Long Term Incentive and Share Award Plan.

10.17(8)	Form of Directors and Officers Indemnification Agreement.

10.18(7)	Amendment No. 1 to Stock Purchase Agreement/Amendment No. 1 to Transaction Guarantee Agreement, dated as of April 13, 2007, among Polar Air Cargo Worldwide, Inc., DHL Network Operations (USA), Inc. and Deutsche Post AG.

10.19(13)	Stock Purchase Agreement with DHL.

10.20(14)	Blocked Space Agreement, dated June 28, 2007, between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.21(14)	Amendment No. 1, dated as of July 30, 2007, to Blocked Space Agreement between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc..

10.22(14)	Flight Services Agreement, dated as of June 28, 2007, between Atlas Air, Inc. and Polar Air Cargo Worldwide, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.23(14)	Indemnity Agreement, dated as of June 28, 2007, among Atlas Air Worldwide Holdings, Inc., Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc..

10.24(14)	Contribution Agreement, dated as of June 28, 2007, between Atlas Air Worldwide Holdings, Inc. and Polar Air Cargo Worldwide, Inc. . (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.25	Atlas Air, Inc. 401(K) Restoration and Voluntary Deferral Plan, which is filed herewith as Exhibit 10.25.

10.26(22)	Plea Agreement, dated September 2, 2010, between the United States of America and Polar Air Cargo, L.L.C.

14.1(6)	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board of Directors.

21.1	Subsidiaries List, which is filed herewith as Exhibit 21.1.

23.1	Consent of PricewaterhouseCoopers LLP, which is filed herewith as Exhibit 23.1.

24.1	Power of Attorney, which is filed herewith as Exhibit 24.1.

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer, which is filed herewith as Exhibit 31.1.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer, which is filed herewith as Exhibit 31.2.

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, which is filed herewith as Exhibit 32.1.

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, which is filed herewith as Exhibit 32.2.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

Exhibit Number	Description

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-4 (No. 333-36268).

(2)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1997.

(3)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-3 (No. 333-71833).

(4)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated February 16, 2001.

(6)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 23, 2005.

(7)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(8)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 14, 2005.

(9)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

(11)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(12)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(13)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(14)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(15)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(16)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(17)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(18)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated October 1, 2010.

(19)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2011.

(21)	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.