Form 10-Q
period 2012-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2012-05-03
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2012, there were 26,421,640 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$166,649	$187,111
Short-term investments	8,236	8,097
Accounts receivable, net of allowance of $3,146 and $1,931, respectively	97,869	93,213
Prepaid maintenance	35,681	35,902
Deferred taxes	11,714	10,580
Prepaid expenses and other current assets	72,026	58,934

Total current assets	392,175	393,837
Property and Equipment
Flight equipment	1,458,590	1,466,384
Ground equipment	35,605	33,788
Less: accumulated depreciation	(145,253)	(159,123)
Purchase deposits for flight equipment	417,970	407,184

Property and equipment, net	1,766,912	1,748,233
Other Assets
Long-term investments and accrued interest	137,784	135,735
Deposits and other assets	80,646	73,232
Intangible assets, net	38,776	39,961

Total Assets	$2,416,293	$2,390,998

Liabilities and Equity
Current Liabilities
Accounts payable	$27,376	$27,352
Accrued liabilities	160,053	175,298
Current portion of long-term debt	78,342	70,007

Total current liabilities	265,771	272,657
Other Liabilities
Long-term debt	690,304	680,009
Deferred taxes	186,545	178,069
Other liabilities	119,502	118,888

Total other liabilities	996,351	976,966
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,647,583 and 27,462,116 shares issued, 26,421,640 and 26,304,764, shares outstanding (net of treasury stock), as of March 31, 2012 and December 31, 2011, respectively	277	275
Additional paid-in-capital	530,889	525,670
Treasury stock, at cost; 1,225,943 and 1,157,352 shares, respectively	(44,687)	(41,499)
Accumulated other comprehensive loss	(15,919)	(15,683)
Retained earnings	681,584	668,749

Total stockholders’ equity	1,152,144	1,137,512
Noncontrolling interest	2,027	3,863

Total equity	1,154,171	1,141,375

Total Liabilities and Equity	$2,416,293	$2,390,998

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Operating Revenue
ACMI	$154,703	$146,035
AMC charter	121,294	81,176
Commercial charter	76,947	65,536
Dry leasing	2,945	1,543
Other	3,415	3,316

Total Operating Revenue	$359,304	$297,606

Operating Expenses
Aircraft fuel	94,763	74,167
Salaries, wages and benefits	70,876	61,764
Maintenance, materials and repairs	52,980	50,069
Aircraft rent	39,418	38,354
Depreciation and amortization	14,303	8,330
Landing fees and other rent	13,055	11,340
Travel	12,620	9,122
Ground handling and airport fees	7,620	5,302
Gain on disposal of aircraft	(196)	(120)
Other	33,286	22,787

Total Operating Expenses	338,725	281,115

Operating Income	20,579	16,491

Non-operating Expenses / (Income)
Interest income	(4,909)	(5,115)
Interest expense	13,963	10,296
Capitalized interest	(6,352)	(5,417)
Other (income) expense, net	(297)	41

Total Non-operating Expenses (Income)	2,405	(195)

Income before income taxes	18,174	16,686
Income tax expense	7,234	6,224

Net Income	10,940	10,462
Less: Net loss attributable to noncontrolling interests	(1,895)	(54)

Net Income Attributable to Common Stockholders	$12,835	$10,516

Earnings per share:
Basic	$0.49	$0.40

Diluted	$0.48	$0.40

Weighted average shares:
Basic	26,360	26,041

Diluted	26,488	26,289

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net Income	$10,940	$10,462
Other comprehensive income (loss):
Interest rate derivatives:
Net change in fair value	(713)	—
Reclassification into earnings	253	—
Income tax benefit	167	—
Foreign currency translation:
Translation adjustment	157	195
Income tax expense	(41)	(39)

Other comprehensive income (loss)	(177)	156

Comprehensive Income	10,763	10,618
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,836)	26

Comprehensive Income Attributable to Common Stockholders	$12,599	$10,592

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Operating Activities:
Net Income Attributable to Common Stockholders	$12,835	$10,516
Net loss attributable to noncontrolling interests	(1,895)	(54)

Net Income	10,940	10,462
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	16,405	10,182
Accretion of debt securities discount	(2,167)	(2,048)
Provision for allowance for doubtful accounts	709	25
Gain on disposal of aircraft	(196)	(120)
Deferred taxes	6,580	2,685
Stock-based compensation expense	4,604	3,748
Changes in:
Accounts receivable	(4,855)	5
Prepaid expenses and other current assets	3,497	(9,176)
Deposits and other assets	(2,251)	(4,758)
Accounts payable and accrued liabilities	(15,178)	3,123

Net cash provided by operating activities	18,088	14,128
Investing Activities:
Capital expenditures	(10,726)	(4,238)
Purchase deposits and delivery payments for flight equipment	(42,936)	(7,293)
Investment in debt securities	(1,179)	—
Proceeds from short-term investments	2,660	1,163
Proceeds from disposal of aircraft	415	165

Net cash used for investing activities	(51,766)	(10,203)
Financing Activities:
Proceeds from debt issuance	35,695	—
Proceeds from stock option exercises	—	3,255
Purchase of treasury stock	(3,188)	(9,062)
Excess tax benefit from stock-based compensation expense	617	2,801
Payment of debt issuance costs	(1,596)	—
Payments of debt	(18,312)	(12,997)

Net cash provided by (used for) financing activities	13,216	(16,003)
Net decrease in cash and cash equivalents	(20,462)	(12,078)
Cash and cash equivalents at the beginning of period	187,111	588,852

Cash and cash equivalents at the end of period	$166,649	$576,774

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity	Interest	Equity
Balance at December 31, 2010	$270	$(32,248)	$505,297	$458	$572,666	$1,046,443	$3,647	$1,050,090
Net Income	—	—	—	—	10,516	10,516	(54)	10,462
Other comprehensive income (loss)	—	—	—	76	—	76	80	156

Comprehensive Income (Loss)	—	—	—	—	—	10,592	26	10,618
Stock option and restricted stock compensation	—	—	3,748	—	—	3,748	—	3,748
Purchase of 134,682 shares of treasury stock	—	(9,062)	—	—	—	(9,062)	—	(9,062)
Exercise of 79,709 employee stock options	—	—	3,255	—	—	3,255	—	3,255
Issuance of 359,301 shares of restricted stock	4	—	(4)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	2,801	—	—	2,801	—	2,801

Balance at March 31, 2011	$274	$(41,310)	$515,097	$534	$583,182	$1,057,777	$3,673	$1,061,450

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity	Interest	Equity
Balance at December 31, 2011	$275	$(41,499)	$525,670	$(15,683)	$668,749	$1,137,512	$3,863	$1,141,375
Net Income	—	—	—	—	12,835	12,835	(1,895)	10,940
Other comprehensive income (loss)	—	—	—	(236)	—	(236)	59	(177)

Comprehensive Income (Loss)	—	—	—	—	—	12,599	(1,836)	10,763
Stock option and restricted stock compensation	—	—	4,604	—	—	4,604	—	4,604
Purchase of 68,591 shares of treasury stock	—	(3,188)	—	—	—	(3,188)	—	(3,188)
Issuance of 185,467 shares of restricted stock	2	—	(2)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	617	—	—	617	—	617

Balance at March 31, 2012	$277	$(44,687)	$530,889	$(15,919)	$681,584	$1,152,144	$2,027	$1,154,171

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently, exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2011, which included additional disclosures and a summary of our significant accounting policies. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of March 31, 2012, the results of operations for the three months ended March 31, 2012 and 2011, comprehensive income for the three months ended March 31, 2012 and 2011, cash flows for the three months ended March 31, 2012 and 2011, and shareholders’ equity as of and for the three months ended March 31, 2012 and 2011.

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

Certain reclassifications have been made to the prior periods’ unaudited consolidated financial statement amounts and related note disclosures to conform to the current period’s presentation.

2. Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board amended its guidance on the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income. The new guidance requires that all components of comprehensive income in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance was effective as of the beginning of 2012 and its adoption did not have any impact on our financial condition, results of operations or cash flows.

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

	For the Three Months Ended
Revenue and Expenses:	March 31, 2012	March 31, 2011
ACMI revenue from Polar	$60,694	$46,377
Other revenue from Polar	$2,837	$2,837
Ground handling and airport fees paid to Polar	$998	$247

Accounts receivable/payable as of:	March 31, 2012	December 31, 2011
Receivables from Polar	$4,031	$2,944
Payables to Polar	$201	$121

Aggregate Carrying Value of Polar Investment as of:	March 31, 2012	December 31, 2011
	$4,870	$4,870

4. Concentration of Credit Risk and Significant Customers

We are exposed to concentration of customer credit risk. The following table summarizes our significant exposure to Polar and the U.S. Military Air Mobility Command (“AMC”). We have not experienced credit issues with either of these customers. No other customer accounted for 10.0% or more of our Total Operating Revenue.

	For the Three Months Ended
Revenue as a % of Total Operating Revenue:	March 31, 2012	March 31, 2011
AMC	33.8%	27.3%
Polar	17.7%	16.5%

	For the Three Months Ended
Revenue as a % of Total ACMI Revenue:	March 31, 2012	March 31, 2011
Polar	39.2%	31.8%

Accounts receivable as a % of Total Accounts receivable, net of allowance, as of:	March 31, 2012	December 31, 2011
AMC	21.0%	23.1%
Polar	4.1%	3.2%

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

We maintain Cash and cash equivalents and Short-term investments, which include cash on hand, demand deposits, other cash investments that are highly liquid in nature and have original maturities of three months or less at acquisition, money market funds, certificates of deposit and the current portion of debt securities. The carrying value of Cash and cash equivalents and Short-term investments is based on cost, which approximates fair value.

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

The fair value of our term loans was based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair value of our interest rate derivatives was based on Level 2 inputs utilized in expected cash flow models. The incorporated market inputs include the implied forward London InterBank Offered Rate (“LIBOR”) yield curve for the same period as the future interest swap settlements. These derivatives were designated as hedging instruments.

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	March 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$166,649	$166,649	$166,649	$—	$—
Short-term investments	8,236	8,236	—	—	8,236
Long-term investments and accrued interest	137,784	173,755	—	—	173,755

	$312,669	$348,640	$166,649	$—	$181,991

Liabilities
Term loans	$447,873	$446,369	$—	$—	$446,369
1998 EETCs	124,677	140,705	—	—	140,705
1999 EETCs	141,790	152,314	—	—	152,314
2000 EETCs	54,306	59,417	—	—	59,417

	$768,646	$798,805	$—	$—	$798,805

	December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$187,111	$187,111	$187,111	$—	$—
Short-term investments	8,097	8,097	—	—	8,097
Long-term investments and accrued interest	135,735	167,765	—	—	167,765

	$330,943	$362,973	$187,111	$—	$175,862

Liabilities
Interest rate derivatives	$24,887	$24,887	$—	$24,887	$—
Term loans	420,436	420,436	—	—	420,436
1998 EETCs	128,974	145,418	—	—	145,418
1999 EETCs	145,410	156,430	—	—	156,430
2000 EETCs	55,196	60,502	—	—	60,502

	$774,903	$807,673	$—	$24,887	$782,786

The following table presents the carrying value, gross unrealized gains and fair value of our long-term investments by contractual maturity as of:

	March 31, 2012			December 31, 2011
	Carrying Value	Gross Unrealized Gains	Fair Value	Carrying Value	Gross Unrealized Gains	Fair Value
Debt securities
Due after five but within ten years	$137,784	$35,971	$173,755	$135,735	$32,030	$167,765

Interest Rate Derivatives

We were exposed to changes in interest rates for two debt issuances related to the financing of two Boeing 747-8F aircraft that we purchased. We used forward-starting interest rate swaps to effectively fix the interest rate on two 747-8F financings in the fourth quarter of 2011. The use of forward-starting interest rate swaps effectively converted our floating-rate debt issuance to a fixed-rate.

In May 2011, we entered into two forward-starting interest rate swaps with a total notional value of $237.5 million to hedge the risk of changes in quarterly interest payments due to fluctuations in the forward 90-day LIBOR swap rate for debt issuances in the fourth quarter of 2011. We designated those forward-starting interest rate swaps as cash flow hedges.

As of December 31, 2011, the fair value of those forward-starting interest rate swaps was $24.9 million, offset by cash collateral of $19.9 million, resulting in a net carrying value of $5.0 million included within Accrued liabilities. We recorded unrealized pre-tax and after-tax losses of $0.7 million and $0.5 million, respectively, in Other comprehensive loss for changes in the fair value of our forward-starting interest rate swaps for the three months ended March 31, 2012.

On January 12, 2012, we terminated both forward-starting interest rate swaps, which converted a previously unrealized loss of $25.6 million into a realized loss in Accumulated other comprehensive income (loss). There was no ineffectiveness associated with these hedges upon their termination. The two term loans associated with these hedges were converted to fixed rate loans beginning after their first payment.

As of March 31, 2012, there was $25.3 million of unamortized realized loss related to the forward-starting interest rate swaps remaining in Accumulated other comprehensive income (loss). We recognized $0.3 million of realized loss in earnings as a component of Interest expense for the three months ended March 31, 2012. Realized losses expected to be reclassified into earnings within the next 12 months are $3.2 million as of March 31, 2012.

6. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	March 31, 2012	December 31, 2011
Maintenance	$53,646	$54,239
Aircraft fuel	28,390	25,583
Salaries, wages and benefits	24,488	43,698
Other	53,529	51,778

Accrued liabilities	$160,053	$175,298

7. Debt

On January 30, 2012, we entered into a term loan facility for up to $864.8 million with Apple Bank for Savings, guaranteed by The Export – Import Bank of the United States (“Ex-Im Bank”) to finance up to six future 747-8F aircraft deliveries (the “2012 Ex-Im Bank Facility”). The 2012 Ex-Im Bank Facility, when drawn, will consist of up to six separate term loans, each secured by a mortgage on one future 747-8F aircraft delivery. In connection with entry into the 2012 Ex-Im Bank Facility, we have agreed to pay usual and customary commitment and other fees associated with this type of financing. Borrowings under the 2012 Ex-Im Bank Facility will initially accrue interest at a variable rate, payable quarterly at LIBOR plus a margin. The 2012 Ex-Im Bank Facility provides options to refinance the loans through the issuance of bonds in the capital markets or to convert the loans to a fixed rate. The 2012 Ex-Im Bank Facility contains customary covenants and events of default and is not cross-defaulted to any of our other debt facilities.

In addition, there are certain operating conditions under the 2012 Ex-Im Bank Facility that we must meet. Ex-Im Bank’s primary requirement is that any aircraft financed under the facility must be placed under an ACMI agreement with a customer that is not based in certain restricted countries, which are defined by Ex-Im Bank.

On March 30, 2012, we entered into a five-year term loan facility with CIT Bank. The facility is comprised of four separate term loans in the aggregate amount of $35.7 million, that are collectively referred to as the (“CIT Term Loans”). The CIT Term Loans are secured by mortgages on two 747-400 (aircraft tail numbers N464MC and N465MC) and two 767-300ER (aircraft tail numbers N640GT and N641GT) passenger aircraft. In connection with entry into the CIT Term Loans, we paid usual and customary fees. The balances outstanding under the CIT Term Loans accrue interest at a fixed interest rate of 6.91%, with principal and interest payable monthly. The CIT Term Loans contain customary covenants, events of default and are cross-defaulted and cross-collateralized. In addition, the CIT Term Loans are cross-defaulted to certain of our other debt facilities.

8. Segment Reporting

We have the following reportable segments: ACMI, AMC Charter, Commercial Charter and Dry Leasing. We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct ownership costs. Direct Contribution consists of Income before income taxes and excludes the following: special charges, pre-operating expenses, nonrecurring items, gains on the disposal of aircraft, unallocated revenue and unallocated fixed costs. Direct ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt, interest income on debt securities and aircraft depreciation. Unallocated income and expenses include corporate overhead, non-aircraft depreciation, interest income, foreign exchange gains and losses, other revenue and other non-operating costs, including special charges, pre-operating expenses and nonrecurring items. Management uses Direct Contribution to measure segment profitability as it shows each segment’s contribution to unallocated fixed costs. Each segment has different operating and economic characteristics that are separately reviewed by our senior management.

Management allocates the costs attributable to aircraft operation and ownership among the various segments based on the aircraft type and activity levels in each segment. Depreciation and amortization expense, aircraft rent, maintenance expense, and other aircraft related expenses are allocated to segments based upon aircraft utilization because certain individual aircraft are utilized across segments interchangeably. In addition, certain ownership costs are directly apportioned to the ACMI segment. Other allocation methods are standard activity-based methods that are commonly used in the industry.

The ACMI segment provides aircraft, crew, maintenance and insurance services to customers. Also included in the ACMI segment are the results of operations for CMI. CMI provides crew, maintenance and insurance services, with the customer providing the aircraft. Under both services, customers guarantee a monthly level of operation at a predetermined rate for a defined period of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel. The Direct Contribution from Express Network ACMI flying is reflected as ACMI.

The AMC Charter segment primarily provides full planeload charter flights to the U.S. Military. In addition to cargo flights, the AMC Charter segment includes passenger flights, which we began providing in the second quarter of 2011. We also earn commissions on subcontracting certain flying of oversized cargo and less than full planeload missions, or in connection with flying cargo into areas of military conflict where we cannot perform the services on our own. Revenue from the AMC Charter business is typically derived from one-year contracts on a cost-plus basis with the AMC. Our current AMC contract runs from January 1, 2012 through September 30, 2012. Although we are responsible for the direct operating costs of the aircraft, the price paid for fuel consumed during AMC flights is fixed by the U.S. Military. We receive reimbursement from the AMC each month if the price of fuel paid by us to vendors for AMC missions exceeds the fixed price. Alternatively, if the price of fuel paid by us is less than the fixed price, we pay the difference to the AMC each month.

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable business segments reconciled to Operating Income and Income before Income Taxes:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Operating Revenue:
ACMI	$154,703	$146,035
AMC Charter	121,294	81,176
Commercial Charter	76,947	65,536
Dry Leasing	2,945	1,543
Other	3,415	3,316

Total Operating Revenue	$359,304	$297,606

Direct Contribution:
ACMI	$24,154	$22,802
AMC Charter	20,581	14,198
Commercial Charter	1,876	9,040
Dry Leasing	1,336	828

Total Direct Contribution for Reportable Segments	47,947	46,868

Add back (subtract):
Unallocated income and expenses	(29,969)	(30,302)
Gain on disposal of aircraft	196	120

Income before Income Taxes	18,174	16,686

Add back (subtract):
Interest income	(4,909)	(5,115)
Interest expense	13,963	10,296
Capitalized interest	(6,352)	(5,417)
Other (income) expense, net	(297)	41

Operating Income	$20,579	$16,491

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

As a result of announced delays, Boeing proposed a revised delivery and payment schedule in September 2011. Estimated expenditures under the proposed schedule as of March 31, 2012, including estimated amounts for contractual price escalations and advance payments, are $433.7 million for the remainder of 2012 and $213.6 million in 2013.

10. Legal Proceedings

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

The court in the antitrust class actions has heard and decided a number of procedural motions. Among those was the plaintiffs’ motion to join Polar Air Cargo Worldwide, Inc. as an additional defendant, which the court granted on April 13, 2011. The case is currently in the class certification phase. There has been substantial pre-trial written discovery and document production, and a number of depositions have been taken. The plaintiffs’ motion for class certification was filed on October 28, 2011, and the Company intends to oppose the motion. We are unable to reasonably predict the court’s ruling on the motion or the ultimate outcome of the litigation.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $10.8 million and $5.9 million, respectively, plus interest based on March 31, 2012 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as necessary. In the pending claim for $10.8 million, we received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $6.8 million as of March 31, 2012 and $6.5 million as of December 31, 2011, and are included in Deposits and other assets.

We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Trademark Matters

Since 2005, we have been involved in ongoing litigation in Europe against Atlas Transport, an unrelated and unaffiliated entity, over the use of the name “Atlas”. Following application by us to register the mark “ATLAS AIR” in the European Union (“EU”), opposition from Atlas Transport and follow-up filings by us, the Office for Harmonization in the

Internal Market (“OHIM”), which handles trademark matters in the EU, declared Atlas Transport’s own trademark “ATLAS” partially invalid because of the prior existence of our Benelux trademark registration. In 2008, OHIM’s First Board of Appeal upheld the lower panel’s decision, and Atlas Transport appealed that decision to the EU General Court (formally the Court of First Instance), which upheld the court’s decision on May 18, 2011. Atlas Transport appealed that ruling to the European Court of Justice (“ECJ”). On March 9, 2012, the ECJ denied the appeal, bringing to an end that aspect of the OHIM proceedings.

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

11. Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for the three months ended March 31, 2012 and 2011 were de minimis and were excluded.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Numerator:
Net Income Attributable to Common Stockholders	$12,835	$10,516

Denominator:
Basic EPS weighted average shares outstanding	26,360	26,041
Effect of dilutive stock options and restricted stock	128	248

Diluted EPS weighted average shares outstanding	26,488	26,289

EPS:
Basic	$0.49	$0.40

Diluted	$0.48	$0.40

Diluted shares reflect the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include restricted shares and units in which performance or market conditions were not satisfied of 0.4 million for the three months ended March 31, 2012 and 0.3 for the three months ended March 31, 2011.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2011	$(15,853)	$170	$(15,683)
Net change in fair value	(713)	—	(713)
Reclassification into earnings	253	—	253
Translation adjustment	—	77	77
Tax effect	167	(20)	147

Balance as of March 31, 2012	$(16,146)	$227	$(15,919)

13. Income Taxes

Our effective income tax rates were 39.8% and 37.3% for the three months ended March 31, 2012 and 2011, respectively. The effective rates differ from the U.S. federal statutory rate due to the income tax impact of global operations, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to our projected operating results for the year. The increase in the effective rate from 2011 to 2012 was primarily due to a discrete tax item of approximately $0.3 million recorded in the first quarter of 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Financial Statements appearing in this report and our audited consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K.

Background

Certain Terms — Glossary

The following represents terms and statistics specific to the airline and cargo industries. They are used by management to evaluate and measure operations, results, productivity and efficiency.

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

C Check	High-level or “heavy” airframe maintenance checks, which are more intensive in scope than line maintenance, are generally performed between 18 and 24 months depending on aircraft type.

D Check	High-level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six to nine years depending on aircraft type.

Heavy Maintenance	Scheduled maintenance activities, which are the most extensive in scope and are primarily based on time intervals, including but not limited to C Checks, D Checks and engine overhauls.

Line Maintenance	Unscheduled maintenance to rectify events occurring during normal day-to-day operations.

Non-heavy Maintenance	Discrete maintenance activities for the overhaul and repair of specific aircraft components.

Revenue Per Block Hour	An amount calculated by dividing Operating revenues by Block Hours.

Yield	The average amount a customer pays to fly one tonne of cargo one mile.

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

We look to achieve our growth plans to enhance stakeholder value by:

•	Delivering superior service quality to our valued customers;

•	Aggressively managing our fleet with a focus on leading-edge aircraft;

•	Diversifying our service offerings;

•	Focusing on securing long-term customer contracts;

•	Driving significant and ongoing efficiencies and productivity improvements;

•	Selectively pursuing and evaluating future acquisitions and alliances; and

•	Building our brand and increasing our market share.

See “Business Overview” and “Business Strategy” in our 2011 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first quarter of 2012, compared to the same period in 2011, were positively impacted by the following events:

•

In March 2011, we began ACMI flying two additional 747-400 aircraft for Polar and DHL to operate in Express Network ACMI. This increased the size of our Express Network ACMI flying for DHL from six to eight aircraft.

•	In November and December 2011, we took delivery of three 747-8F aircraft that we placed with British Airways under an ACMI agreement through GSS, which replaced three 747-400 aircraft.

•	In March 2012, we began flying CMI for the first of five 767 freighters owned by DHL in its North American network. The other four are expected to be placed in service by the third quarter of 2012.

In May 2011, we began flying passenger charters for the U.S. Military. These charters are similar to our existing AMC Charters in that the AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs. We are currently operating two 747-400 and two 767-300ER passenger aircraft purchased during 2011 and expect to place a third 767-300ER in service during the second quarter of 2012. AMC passenger Block Hours have shown strong growth as we continue to ramp up flying both domestic and international AMC missions.

Commercial Charter volumes and Yields have begun to show improvement out of Asia during the first quarter. In addition to providing passenger charters to the AMC, we are utilizing our new passenger aircraft for both public and private Commercial Charter passenger flights.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the three months ended March 31:

	2012	2011	Increase / (Decrease)	Percent Change
Block Hours
ACMI	24,509	23,699	810	3.4%
AMC Charter:
Cargo	3,189	4,130	(941)	(22.8)%
Passenger	1,850	—	1,850	NM
Commercial Charter	3,691	3,165	526	16.6%
Other	434	216	218	100.9%

Total Block Hours	33,673	31,210	2,463	7.9%

Revenue Per Block Hour
ACMI	$6,312	$6,162	$150	2.4%
AMC Charter:
Cargo	$24,886	$19,655	$5,231	26.6%
Passenger	$22,667	$—	$22,667	NM
Commercial Charter	$20,847	$20,706	$141	0.7%
Fuel
AMC
Average fuel cost per gallon	$3.61	$2.95	$0.66	22.4%
Fuel gallons consumed (000s)	14,029	13,365	664	5.0%
Commercial Charter
Average fuel cost per gallon	$3.39	$3.06	$0.33	10.8%
Fuel gallons consumed (000s)	13,031	11,336	1,695	15.0%
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	3.0	—	3.0	NM
747-400 Cargo	17.5	19.7	(2.2)	(11.2)%
747-200 Cargo	0.1	0.3	(0.2)	(66.7)%
767-200 Cargo	0.2	—	0.2	NM
747-400 Passenger	1.0	1.0	—	NM
767-300 Passenger	0.1	—	0.1	NM

Total	21.9	21.0	0.9	4.3%
AMC Charter
747-400 Cargo	3.6	0.9	2.7	300.0%
747-200 Cargo	0.7	4.0	(3.3)	(82.5)%
747-400 Passenger	1.7	—	1.7	NM
767-300 Passenger	1.1	—	1.1	NM

Total	7.1	4.9	2.2	44.9%
Commercial Charter
747-400 Cargo	3.9	2.0	1.9	95.0%
747-200 Cargo	0.7	1.6	(0.9)	(56.3)%
747-400 Passenger	0.1	—	0.1	NM
767-300 Passenger	0.3	—	0.3	NM

Total	5.0	3.6	1.4	38.9%
Dry Leasing
757-200 Cargo	1.0	1.0	—	NM
737-800 Passenger	2.0	—	2.0	NM

Total	3.0	1.0	2.0	200.0%

Total Operating Aircraft	37.0	30.5	6.5	21.3%

Out-of-service**	—	0.9	(0.9)	(100.0)%

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.

Operating Revenue

The following table compares our Operating Revenue for the three months ended March 31 (in thousands):

	XXXX.X	XXXX.X	XXXX.X	XXXX.X
	2012	2011	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$154,703	$146,035	$8,668	5.9%
AMC Charter	121,294	81,176	40,118	49.4%
Commercial Charter	76,947	65,536	11,411	17.4%
Dry Leasing	2,945	1,543	1,402	90.9%
Other	3,415	3,316	99	3.0%

Total Operating Revenue	$359,304	$297,606	$61,698	20.7%

ACMI revenue increased $8.7 million, or 5.9%, due to increases in Block Hours and Revenue per Block Hour. ACMI Block Hours were 24,509 in the first quarter of 2012, compared to 23,699 in 2011, representing an increase of 810 Block Hours, or 3.4%. The increase in Block Hours was primarily driven by flying two incremental aircraft for DHL beginning in March 2011. Revenue per Block Hour was $6,312 for the first quarter of 2012, compared to $6,162 for 2011, an increase of $150 per Block Hour, or 2.4%. The increase in Revenue per Block Hour primarily reflects the impact of higher rates for three 747-8F aircraft, which began flying during the fourth quarter of 2011.

AMC Charter revenue increased $40.1 million, or 49.4%, primarily driven by $41.9 million of AMC Charter Passenger revenue due to flying that we began in May 2011. Revenue per Block Hour increased primarily due to an increase in AMC Charter Cargo Revenue per Block Hour from $19,655 for the first quarter of 2011 to $24,886 in 2012, an increase of $5,231 per Block Hour, or 26.6%. This increase was due to an increase in the average “pegged” fuel price and premiums earned on flying more 747-400 cargo aircraft during the first quarter of 2012. For the first quarter of 2012, the AMC average “pegged” fuel price was $3.61 per gallon compared to an average “pegged” fuel price of $2.95 for 2011. AMC Charter Block Hours were 5,039 in the first quarter of 2012 compared to 4,130 in 2011, an increase of 909 Block Hours, or 22.0%. The increase in AMC Charter Block Hours was due to the addition of 1,850 AMC Charter Passenger Block Hours, partially offset by a decrease of 941 AMC Charter Cargo Block Hours driven by reduced cargo demand from the AMC.

Commercial Charter revenue increased $11.4 million, or 17.4%, due to increases in Block Hours and Revenue per Block Hour. Commercial Charter Block Hours were 3,691 in the first quarter of 2012, compared to 3,165 in 2011, representing an increase of 526 Block Hours, or 16.6%. The increase in Block Hours was primarily due to our deployment of an additional 747-400 cargo aircraft to support increased demand in South America. In addition, we were able to utilize our passenger aircraft for sporting event and concert tour charters. Revenue per Block Hour was $20,847 in the first quarter of 2012, compared to $20,706 in 2011, an increase of $141 per Block Hour, or 0.7%, which reflects an improvement in Commercial Charter Yields out of Asia.

Dry Leasing revenue increased $1.4 million, or 90.9%, as a result of dry leasing two additional aircraft in the second quarter of 2011.

Operating Expenses

The following table compares our Operating Expenses for the three months ended March 31 (in thousands):

	XXXX.X	XXXX.X	XXXX.X	XXXX.X
	2012	2011	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$94,763	$74,167	$20,596	27.8%
Salaries, wages and benefits	70,876	61,764	9,112	14.8%
Maintenance, materials and repairs	52,980	50,069	2,911	5.8%
Aircraft rent	39,418	38,354	1,064	2.8%
Depreciation and amortization	14,303	8,330	5,973	71.7%
Landing fees and other rent	13,055	11,340	1,715	15.1%
Travel	12,620	9,122	3,498	38.3%
Ground handling and airport fees	7,620	5,302	2,318	43.7%
Gain on disposal of aircraft	(196)	(120)	76	63.3%
Other	33,286	22,787	10,499	46.1%

Total Operating Expenses	$338,725	$281,115

Aircraft fuel increased $20.6 million, or 27.8%, as a result of approximately $13.5 million in fuel price increases and $7.1 million in increased consumption. The average fuel price per gallon for the AMC Charter business was $3.61 in the first quarter of 2012, compared to $2.95 in 2011, an increase of 22.4%. AMC fuel consumption increased by 0.7 million gallons, or 5.0%, reflecting the increase in Block Hours operated, partially offset by the use of more efficient 747-400 and 767-300 aircraft during the first quarter of 2012 in place of less efficient 747-200 aircraft in 2011. The average fuel price per gallon for the Commercial Charter business was $3.39 for the first quarter of 2012, compared to $3.06 in 2011, an increase of 10.8%. Fuel consumption for this business increased by 1.7 million gallons, or 15.0%, commensurate with the increase in Block Hours operated. We do not incur fuel expense in our ACMI business as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $9.1 million, or 14.8%, primarily driven by increased wages for crewmembers, higher Block Hours and the hiring of additional employees to support new aircraft.

Maintenance, materials and repairs increased $2.9 million, or 5.8%, driven by maintenance expense increases of $9.5 million for 747-400 aircraft and $2.8 million for other aircraft, partially offset by a $9.4 million reduction in maintenance expense for 747-200 aircraft. Heavy Maintenance expense on 747-400 aircraft increased approximately $3.1 million due to an increase in the number of C Checks and additional maintenance expense on engines, partially offset by a reduction in D Check expense compared to 2011. Heavy Maintenance expense on 747-200 aircraft decreased approximately $5.6 million due to the retirement of this fleet during the first quarter of 2012. Non-heavy Maintenance expense on 747-400 aircraft increased $3.2 million driven by the timing of other Non-heavy Maintenance events on these aircraft compared to 2011. Line Maintenance expense increased $3.2 million for 747-400 aircraft and $2.8 million for other aircraft driven by an increase in Block Hours flown compared to 2011. Line Maintenance expense decreased $3.8 million on 747-200 aircraft due to the retirement of this fleet during the first quarter of 2012. Heavy airframe maintenance events and engine overhauls for the three months ended March 31 were:

	xxxxxxx	xxxxxxx	xxxxxxx
	2012	2011	Increase / (Decrease)
Heavy Maintenance Events
747-400 C Checks	7	1	6
747-400 D Checks	2	3	(1)
CF6-50 engine overhauls	—	2	(2)
CF6-80 engine overhauls	5	5	—

Aircraft rent increased $1.1 million, or 2.8%, primarily due to the leasing of additional aircraft in 2011.

Depreciation and amortization increased $6.0 million, or 71.7%, due to additional aircraft in 2012.

Landing fees and other rent increased $1.7 million, or 15.1%, primarily due to increased flying during the first quarter of 2012.

Travel increased $3.5 million, or 38.3%, primarily due to increased travel for flight attendants and crew related to increased flying during the first quarter of 2012.

Ground handling increased $2.3 million, or 43.7%, primarily due to increased services related to passenger flying during the first quarter of 2012.

Other operating expenses increased $10.5 million, or 46.1%, primarily due to contract services for flight attendants and passenger catering, and commissions related to increased AMC Charter Revenue.

Non-operating Expenses / (Income)

The following table compares our Non-operating Expenses / (Income) for the three months ended March 31 (in thousands):

	XXXX.X	XXXX.X	XXXX.X	XXXX.X
	2012	2011	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(4,909)	$(5,115)	$(206)	(4.0)%
Interest expense	13,963	10,296	3,667	35.6%
Capitalized interest	(6,352)	(5,417)	935	17.3%
Other (income) expense, net	(297)	41	338	824.4%

Interest expense increased $3.7 million, or 35.6%, primarily from an increase in our average debt balances related to financing three 747-8F aircraft in the fourth quarter of 2011.

Capitalized interest increased $0.9 million, or 17.3%, primarily due to higher interest rates applied to higher pre-delivery deposit balances outstanding during the period.

Income taxes. Our effective income tax rates were 39.8% for the three months ended March 31, 2012 and 37.3% for the three months ended March 31, 2011. The increase in the effective tax rate for the three months ended March 31, 2012 was primarily due to a discrete tax item of approximately $0.3 million recorded in the first quarter of 2012. We expect the effective income tax rate to decrease to approximately 38.0% in subsequent quarters and for the full year in 2012.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 8 to our Financial Statements for the reconciliation to Operating income) for the three months ended March 31 (in thousands):

	XXXX.X	XXXX.X	XXXX.X	XXXX.X
	2012	2011	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$24,154	$22,802	$1,352	5.9%
AMC Charter	20,581	14,198	6,383	45.0%
Commercial Charter	1,876	9,040	(7,164)	(79.2)%
Dry Leasing	1,336	828	508	61.4%

Total Direct Contribution	$47,947	$46,868	$1,079	2.3%

Unallocated income and expenses	$29,969	$30,302	$(333)	(1.1)%

ACMI Segment

Direct Contribution related to the ACMI segment increased $1.4 million, or 5.9%, primarily due to increases in Block Hours and Revenue per Block Hour. The increase in Block Hours was primarily driven by flying two incremental aircraft for DHL beginning in March 2011. The increase in ACMI Revenue per Block Hour primarily reflects the impact of higher rates for three 747-8F aircraft, which began flying during the fourth quarter of 2011. Offsetting these items were increases in crew costs and aircraft ownership costs. In addition, ACMI Direct Contribution was impacted by higher Line Maintenance and the unfavorable timing of maintenance events on 747-400 aircraft in the first quarter of 2012.

AMC Charter Segment

Direct Contribution related to the AMC Charter segment increased $6.4 million, or 45.0%, primarily due to increased Revenue per Block Hour driven by premiums earned from flying more 747-400 aircraft during the first quarter of 2012 and increased Block Hours. The increase in AMC Charter Block Hours was primarily due to the increase in AMC passenger flying, which we began in May 2011. Partially offsetting these items were increases in crew costs, volume-driven operating expenses and aircraft ownership costs from the deployment of 747-400 aircraft into this segment in place of 747-200 aircraft. In addition, AMC Charter Direct Contribution was negatively impacted by the higher cost of operating an inefficient 747-200 fleet size during the first quarter of 2012.

Commercial Charter Segment

Direct Contribution related to the Commercial Charter segment decreased $7.2 million, or 79.2%, primarily due to increases in fuel expense, crew costs and aircraft ownership costs from the deployment of 747-400 aircraft into this segment in place of 747-200 aircraft. Partially offsetting these items was an increase in Block Hours and higher Commercial Charter Yields. In addition, Commercial Charter Direct Contribution was negatively impacted by the higher cost of operating an inefficient 747-200 fleet size during the first quarter of 2012.

Dry Leasing Segment

Direct Contribution related to the Dry Leasing segment increased primarily due to the dry leasing of two additional aircraft in the second quarter of 2011.

Unallocated income and expenses

Unallocated income and expenses was relatively unchanged.

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

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP measures (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2012	March 31, 2011	Percent Change
Net Income Attributable to Common Stockholders	$12,835	$10,516	22.1%
After-tax impact from:
Fleet retirement costs*	926	—
Pre-operating expenses**	—	2,242
Gain on disposal of aircraft	(125)	(76)

Adjusted Net Income Attributable to Common Stockholders	$13,636	$12,682	7.5%

Diluted EPS	$0.48	$0.40	20.0%
After-tax impact from:
Fleet retirement costs*	0.03	—
Pre-operating expenses**	—	0.09
Gain on disposal of aircraft	—	—

Adjusted Diluted EPS	$0.51	$0.49	4.1%

*	Fleet retirement costs in 2012 included incremental employee costs related to the retirement of our 747-200 fleet.
**	Pre-operating expenses in 2011 were related to the introduction of new aircraft types and include incremental costs incurred as a result of aircraft delivery delays.

Liquidity and Capital Resources

Significant liquidity events in the first quarter of 2012 were as follows:

In January 2012, we entered into the 2012 Ex-Im Bank Facility of up to $864.8 million to finance up to six future 747-8F aircraft deliveries. The 2012 Ex-Im Bank Facility, when drawn, will consist of up to six separate term loans each secured by a mortgage on one of our future 747-8F aircraft deliveries.

In March 2012, we entered into the CIT Term Loans in the aggregate amount of $35.7 million to finance two 747-400 and two 767-300ER passenger aircraft.

Operating Activities. Net cash provided by operating activities for the first quarter of 2012 was $18.1 million, compared to $14.1 million for the first quarter of 2011.

Investing Activities. Net cash used for investing activities was $51.8 million for the first quarter of 2012, consisting primarily of $42.9 million of purchase deposit and delivery payments for flight equipment, which included $6.4 million of capitalized interest on our 747-8F aircraft order, and $10.7 million of capital expenditures, partially offset by $2.7 million of proceeds from short-term investments. During the first quarter of 2012, we purchased one 767-300ER passenger aircraft. Capital expenditures for the first quarter of 2012 were funded through working capital. Net cash used for investing activities was $10.2 million for the first quarter of 2011, consisting primarily of $7.3 million of purchase deposit and delivery payments for flight equipment, which included $5.4 million of capitalized interest on our 747-8F aircraft order and $4.2 million of capital expenditures, partially offset by $1.2 million of proceeds from short-term investments.

Financing Activities. Net cash provided by financing activities was $13.2 million for the first quarter of 2012, which primarily reflected the proceeds from debt issuance of $35.7 million, partially offset by $18.3 million of payments on debt obligations. Net cash used for financing activities was $16.0 million for the first quarter of 2011, which primarily reflected $13.0 million of payments on debt obligations.

We consider Cash and cash equivalents, Short-term investments and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations and to fund capital expenditures for 2013. Capital expenditures for the remainder of 2012 are expected to be approximately $45.7 million, which excludes aircraft and capitalized interest. Our estimated 747-8F aircraft delivery payment requirements for the remainder of 2012 are approximately $433.7 million. We expect our Cash and cash equivalents, pre-delivery financing facility and the 2012 Ex-Im Bank Facility to be sufficient to fund our 747-8F aircraft delivery payment requirements for 2012.

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

We can claim bonus tax depreciation equal to 100% of the cost of qualified assets placed in service during 2011 or 2012 and 50% of the cost of qualified assets placed in service during 2013. Two 747-8F aircraft delivered to us in 2011 qualify for 100% bonus tax deprecation. As a result, we did not incur any current U.S. federal income tax during 2012, and we expect to obtain a refund of almost all U.S. federal income tax paid for 2011 and 2010. In addition, we expect four 747-8F aircraft to be delivered in 2012 to qualify for 100% bonus tax deprecation and two 747-8F aircraft to be delivered in 2013 to qualify for 50% bonus tax depreciation. Due to the impact of bonus tax depreciation, we do not expect to pay any significant U.S. federal income tax until 2016 or later. Furthermore, our business operations are subject to income tax in several non-U.S. jurisdictions. We expect our U.K. subsidiary to pay cash income taxes commensurate with its earnings. We do not expect to pay cash income taxes in any other jurisdiction for at least several years.

Contractual Obligations and Debt Agreements

See Note 7 to our Financial Statements for a description of our new debt obligations, the 2012 Ex-Im Bank Facility and the CIT Term Loans. See our 2011 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2011 and a description of our debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

Fifteen of our thirty-five operating aircraft are under operating leases (this excludes aircraft provided by CMI customers). Five are leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed price options were restructured to reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that would obligate us to absorb decreases in value or entitle us to participate in increases in the value of the aircraft. We have not consolidated any additional aircraft in the related trusts upon application of accounting for consolidations, because we are not the primary beneficiary based on the fact that all fixed price options were restructured to reflect a fair market value purchase option. In addition, we reviewed the other ten Atlas aircraft that are under operating leases but not financed through a trust and determined that none of them would be consolidated upon the application of accounting for consolidations. Our maximum exposure under all operating leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 10 to the audited consolidated financial statements in our 2011 Annual Report on Form 10-K.

There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2012.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2011. Many of such factors are beyond AAWW’s control and are difficult to predict. As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements. AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion of our exposure to market risk, refer to Part II, Item  7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2011 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended March 31, 2012, the information required in response to this Item is set forth in Note 10 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

The following is an update of a risk factor that is set forth in Item 1A — Risk Factors of our 2011 Annual Report on Form 10-K. The update reflects a change to the relevant date within the risk factor appearing below. For additional risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2011 Annual Report on Form 10-K.

Our insurance coverage may become more expensive and difficult to obtain and may not be adequate to insure all of our risks.

Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general, and the insured carrier in particular. Future terrorist attacks and other adverse events involving aircraft could result in increases in insurance costs and could affect the price and availability of such coverage. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the U.S. federal government. The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through September 30, 2013. If the federal war-risk coverage program terminates or provides significantly less coverage in the future, we could face a significant increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

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

Atlas Air Worldwide Holdings, Inc.

Dated: May 3, 2012	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: May 3, 2012	/s/ Spencer Schwartz
Spencer Schwartz
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Participation Agreement, dated as of January 30, 2012, among Helios Leasing I LLC, as Lessor, Helios Leasing Trust, as Lessor Parent, Wilmington Trust Company, as Trustee, Atlas Air, Inc., as Lessee, Wilmington Trust Company, as Indenture Trustee, Apple Bank for Savings, as Initial Guaranteed Lender, Wells Fargo Bank Northwest, National Association, as Security Trustee, and Export-Import Bank of the United States (the Company has filed a request with the Commission for confidential treatment as to certain portions of this document)

10.2	Form of Restricted Stock Unit Agreement

10.3	Form of Performance Share Unit Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (v) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2012 and 2011 and (vi) Notes to Unaudited Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.