Form 10-Q
period 2012-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2012-08-02
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of June 30, 2012, there were 26,439,584 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$233,072	$187,111
Short-term investments	11,122	8,097
Accounts receivable, net of allowance of $2,815 and $1,931, respectively	106,005	93,213
Prepaid maintenance	33,102	35,902
Deferred taxes	14,852	10,580
Prepaid expenses and other current assets	75,506	58,934

Total current assets	473,659	393,837
Property and Equipment
Flight equipment	1,656,431	1,466,384
Ground equipment	36,831	33,788
Less: accumulated depreciation	(157,039)	(159,123)
Purchase deposits for flight equipment	332,983	407,184

Property and equipment, net	1,869,206	1,748,233
Other Assets
Long-term investments and accrued interest	134,609	135,735
Deposits and other assets	98,130	73,232
Intangible assets, net	37,603	39,961

Total Assets	$2,613,207	$2,390,998

Liabilities and Equity
Current Liabilities
Accounts payable	$37,849	$27,352
Accrued liabilities	156,866	175,298
Current portion of long-term debt	91,883	70,007

Total current liabilities	286,598	272,657
Other Liabilities
Long-term debt	808,004	680,009
Deferred taxes	208,628	178,069
Other liabilities	119,909	118,888

Total other liabilities	1,136,541	976,966
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,666,883 and 27,462,116 shares issued, 26,439,584 and 26,304,764, shares outstanding (net of treasury stock), as of June 30, 2012 and December 31, 2011, respectively	277	275
Additional paid-in-capital	535,206	525,670
Treasury stock, at cost; 1,227,299 and 1,157,352 shares, respectively	(44,748)	(41,499)
Accumulated other comprehensive loss	(15,446)	(15,683)
Retained earnings	712,436	668,749

Total stockholders’ equity	1,187,725	1,137,512
Noncontrolling interest	2,343	3,863

Total equity	1,190,068	1,141,375

Total Liabilities and Equity	$2,613,207	$2,390,998

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Operating Revenue
ACMI	$160,421	$160,442	$315,124	$306,477
AMC charter	138,014	112,473	259,308	193,649
Commercial charter	120,827	71,067	197,774	136,603
Dry leasing	2,862	2,134	5,807	3,677
Other	2,581	3,458	5,996	6,775

Total Operating Revenue	424,705	349,574	784,009	647,181

Operating Expenses
Aircraft fuel	117,571	100,358	212,334	174,525
Salaries, wages and benefits	73,378	61,498	144,254	123,262
Maintenance, materials and repairs	43,371	46,860	96,351	96,929
Aircraft rent	42,758	41,567	82,176	79,921
Passenger and ground handling services	18,618	7,275	31,389	13,502
Navigation fees, landing fees and other rent	15,882	12,603	28,937	23,943
Depreciation and amortization	13,877	8,775	28,180	17,105
Travel	14,823	9,922	27,443	19,044
Gain on disposal of aircraft	(1,163)	(181)	(1,359)	(301)
Other	29,472	23,278	57,607	45,140

Total Operating Expenses	368,587	311,955	707,312	593,070

Operating Income	56,118	37,619	76,697	54,111

Non-operating Expenses (Income)
Interest income	(4,887)	(5,080)	(9,796)	(10,196)
Interest expense	15,631	9,912	29,594	20,208
Capitalized interest	(5,952)	(6,185)	(12,304)	(11,602)
Loss on early extinguishment of debt	142	—	142	—
Other (income) expense, net	1,082	(406)	785	(364)

Total Non-operating Expenses (Income)	6,016	(1,759)	8,421	(1,954)
Income before income taxes	50,102	39,378	68,276	56,065
Income tax expense	18,906	14,907	26,140	21,131

Net Income	31,196	24,471	42,136	34,934
Less: Net income (loss) attributable to noncontrolling interests	344	624	(1,551)	570

Net Income Attributable to Common Stockholders	$30,852	$23,847	$43,687	$34,364

Earnings per share:
Basic	$1.17	$0.91	$1.66	$1.31

Diluted	$1.16	$0.90	$1.65	$1.30

Weighted average shares:
Basic	26,428	26,269	26,394	26,155

Diluted	26,511	26,491	26,500	26,397

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Income	$31,196	$24,471	$42,136	$34,934
Other comprehensive income (loss):
Interest rate derivatives:
Net change in fair value	—	(808)	(713)	(808)
Reclassification into earnings	779	—	1,032	—
Income tax benefit (expense)	(279)	293	(112)	293
Foreign currency translation:
Translation adjustment	(80)	(30)	77	172
Income tax benefit (expense)	25	16	(16)	(30)

Other comprehensive income (loss)	445	(529)	268	(373)

Comprehensive Income	31,641	23,942	42,404	34,561
Less: Comprehensive income (loss) attributable to noncontrolling interests	316	619	(1,520)	645

Comprehensive Income Attributable to Common Stockholders	$31,325	$23,323	$43,924	$33,916

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Operating Activities:
Net Income Attributable to Common Stockholders	$43,687	$34,364
Net income (loss) attributable to noncontrolling interests	(1,551)	570

Net Income	42,136	34,934
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	32,447	20,873
Accretion of debt securities discount	(4,373)	(4,112)
Provision for allowance for doubtful accounts	637	45
Loss on early extinguishment of debt	142	—
Gain on disposal of aircraft	(1,359)	(301)
Deferred taxes	25,872	3,824
Stock-based compensation expense	8,994	6,540
Changes in:
Accounts receivable	(5,681)	(4,081)
Prepaid expenses and other current assets	7,290	(15,525)
Deposits and other assets	(12,964)	(4,254)
Accounts payable and accrued liabilities	(7,203)	35,723

Net cash provided by operating activities	85,938	73,666
Investing Activities:
Capital expenditures	(18,443)	(8,776)
Purchase deposits and delivery payments for flight equipment	(161,477)	(120,783)
Investment in debt securities	(1,179)	—
Proceeds from short-term investments	3,915	3,468
Proceeds from disposal of aircraft	2,515	770

Net cash used for investing activities	(174,669)	(125,321)
Financing Activities:
Proceeds from debt issuance	328,221	—
Proceeds from stock option exercises	—	4,429
Purchase of treasury stock	(3,249)	(9,126)
Excess tax benefit from stock-based compensation expense	544	2,946
Payment of debt issuance costs	(10,004)	—
Payments of debt	(180,820)	(73,435)

Net cash provided by (used for) financing activities	134,692	(75,186)
Net increase (decrease) in cash and cash equivalents	45,961	(126,841)
Cash and cash equivalents at the beginning of period	187,111	588,852

Cash and cash equivalents at the end of period	$233,072	$462,011

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	$270	$(32,248)	$505,297	$458	$572,666	$1,046,443	$3,647	$1,050,090
Net Income	—	—	—	—	34,364	34,364	570	34,934
Other comprehensive income (loss)	—	—	—	(448)	—	(448)	75	(373)

Comprehensive Income (Loss)	—	—	—	—	—	33,916	645	34,561
Stock option and restricted stock compensation	—	—	6,540	—	—	6,540	—	6,540
Purchase of 135,755 shares of treasury stock	—	(9,126)	—	—	—	(9,126)	—	(9,126)
Exercise of 105,173 employee stock options	—	—	4,429	—	—	4,429	—	4,429
Issuance of 376,424 shares of restricted stock	4	—	(4)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	2,946	—	—	2,946	—	2,946

Balance at June 30, 2011	$274	$(41,374)	$519,208	$10	$607,030	$1,085,148	$4,292	$1,089,440

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$275	$(41,499)	$525,670	$(15,683)	$668,749	$1,137,512	$3,863	$1,141,375
Net Income	—	—	—	—	43,687	43,687	(1,551)	42,136
Other comprehensive income (loss)	—	—	—	237	—	237	31	268

Comprehensive Income (Loss)	—	—	—	—	—	43,924	(1,520)	42,404
Stock option and restricted stock compensation	—	—	8,994	—	—	8,994	—	8,994
Purchase of 69,947 shares of treasury stock	—	(3,249)	—	—	—	(3,249)	—	(3,249)
Issuance of 204,767 shares of restricted stock	2	—	(2)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	544	—	—	544	—	544

Balance at June 30, 2012	$277	$(44,748)	$535,206	$(15,446)	$712,436	$1,187,725	$2,343	$1,190,068

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently, exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2011, which included additional disclosures and a summary of our significant accounting policies. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011, comprehensive income for the three and six months ended June 30, 2012 and 2011, cash flows for the six months ended June 30, 2012 and 2011, and shareholders’ equity as of and for the six months ended June 30, 2012 and 2011.

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

As of June 30, 2012, Polar operates six 747-400 freighter aircraft that are subleased from us. An additional two aircraft are operated by Atlas to support the Polar network and DHL through an alliance agreement whereby Atlas provides ACMI services to Polar. We also provide incremental charter capacity to Polar on an as-needed basis. Atlas and Polar have entered into various agreements under which we provide Polar with crew, maintenance and insurance for the subleased aircraft. Collectively, these service agreements and the subleases are referred to as “Express Network ACMI”. We provide Polar with certain management and administrative services under a shared services agreement. In addition, Polar and Atlas provide each other with sales and ground support services under a general sales and services agreement. The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Six Months Ended
Revenue and Expenses:	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
ACMI revenue from Polar	$60,986	$60,272	$121,680	$106,650
Other revenue from Polar	$2,837	$2,837	$5,675	$5,675
Ground handling and airport fees paid to Polar	$1,188	$312	$2,186	$559

Accounts receivable/payable as of:	June 30, 2012	December 31, 2011
Receivables from Polar	$3,290	$2,944
Payables to Polar	$797	$121

Aggregate Carrying Value of Polar Investment as of:	June 30, 2012	December 31, 2011
	$4,870	$4,870

4. Concentration of Credit Risk and Significant Customers

We are exposed to concentration of customer credit risk. The following table summarizes our significant exposure to Polar and the U.S. Military Air Mobility Command (“AMC”). We have not experienced credit issues with either of these customers. No other customer accounted for 10.0% or more of our Total Operating Revenue.

	For the Three Months Ended		For the Six Months Ended
Revenue as a % of Total Operating Revenue:	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
AMC	32.5%	32.2%	33.1%	29.9%
Polar	15.0%	18.1%	16.2%	17.4%

	For the Three Months Ended		For the Six Months Ended
Revenue as a % of Total ACMI Revenue:	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Polar	38.0%	37.6%	38.6%	34.8%

Accounts receivable as a % of Total Accounts receivable, net of allowance, as of:	June 30, 2012	December 31, 2011
AMC	19.2%	23.1%
Polar	3.1%	3.2%

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

The fair values of our term loans and The Export-Import Bank of the United States (“Ex-Im Bank”) guaranteed notes were based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair value of our interest rate derivatives was based on Level 2 inputs utilized in expected cash flow models. The incorporated market inputs include the implied forward London InterBank Offered Rate (“LIBOR”) yield curve for the same period as the future interest swap settlements. These derivatives were designated as hedging instruments.

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	June 30, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$233,072	$233,072	$233,072	$—	$—
Short-term investments	11,122	11,122	—	—	11,122
Long-term investments and accrued interest	134,609	166,383	—	—	166,383

	$378,803	$410,577	$233,072	$—	$177,505

Liabilities
Term loans	$446,097	$462,560	$—	$—	$462,560
Ex-Im Bank guaranteed notes	142,034	142,034	—	—	142,034
1998 EETCs	120,264	135,976	—	—	135,976
1999 EETCs	138,112	148,307	—	—	148,307
2000 EETCs	53,380	58,350	—	—	58,350

	$899,887	$947,227	$—	$—	$947,227

	December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$187,111	$187,111	$187,111	$—	$—
Short-term investments	8,097	8,097	—	—	8,097
Long-term investments and accrued interest	135,735	167,765	—	—	167,765

	$330,943	$362,973	$187,111	$—	$175,862

Liabilities
Interest rate derivatives	$24,887	$24,887	$—	$24,887	$—
Term loans	420,436	420,436	—	—	420,436
1998 EETCs	128,974	145,418	—	—	145,418
1999 EETCs	145,410	156,430	—	—	156,430
2000 EETCs	55,196	60,502	—	—	60,502

	$774,903	$807,673	$—	$24,887	$782,786

The following table presents the carrying value, gross unrealized gains and fair value of our long-term investments by contractual maturity as of:

	June 30, 2012			December 31, 2011
	Carrying Value	Gross Unrealized Gains	Fair Value	Carrying Value	Gross Unrealized Gains	Fair Value
Debt securities
Due after one but within five years	$278	$19	$297	$—	$—	$—
Due after five but within ten years	$134,331	$31,755	$166,086	$135,735	$32,030	$167,765

Total	$134,609	$31,774	$166,383	$135,735	$32,030	$167,765

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

As of December 31, 2011, the fair value of those forward-starting interest rate swaps was $24.9 million, offset by cash collateral of $19.9 million, resulting in a net carrying value of $5.0 million included within Accrued liabilities. We recorded unrealized pre-tax losses of $0.7 million and after-tax losses of $0.5 million in Other comprehensive loss for changes in the fair value of our forward-starting interest rate swaps for the six months ended June 30, 2012.

On January 12, 2012, we terminated both forward-starting interest rate swaps, which converted a previously unrealized loss of $25.6 million into a realized loss in Accumulated other comprehensive income (loss). There was no ineffectiveness associated with these hedges upon their termination. The two term loans associated with these hedges were converted to fixed-rate loans beginning after their first payment.

As of June 30, 2012, there was $24.6 million of unamortized realized loss related to the forward-starting interest rate swaps remaining in Accumulated other comprehensive income (loss). We recognized $0.8 million and $1.0 million of realized loss in earnings as a component of Interest expense for the three and six months ended June 30, 2012, respectively. Realized losses expected to be reclassified into earnings within the next 12 months are $3.1 million as of June 30, 2012.

6. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30, 2012	December 31, 2011
Maintenance	$56,898	$54,239
Salaries, wages and benefits	25,146	43,698
Aircraft fuel	22,940	25,583
Other	51,882	51,778

Accrued liabilities	$156,866	$175,298

7. Debt

Ex-Im Bank Guaranteed Notes

On January 30, 2012, we entered into a term loan facility for up to $864.8 million with Apple Bank for Savings, guaranteed by Ex-Im Bank to finance up to six 747-8F aircraft deliveries (the “Ex-Im Bank Facility”). The Ex-Im Bank Facility, when drawn, will consist of up to six separate term loans, each secured by a mortgage on a 747-8F aircraft. In connection with entry into the Ex-Im Bank Facility, we have agreed to pay usual and customary commitment and other fees associated with this type of financing. Borrowings under the Ex-Im Bank Facility will initially accrue interest at a variable rate, payable quarterly at LIBOR plus a margin. The Ex-Im Bank Facility provides options to refinance the loans through the issuance of bonds in the capital markets or to convert the loans to a fixed rate. The Ex-Im Bank Facility contains customary covenants and events of default and is not cross-defaulted to any of our other debt facilities.

In addition, there are certain operating conditions under the Ex-Im Bank Facility that we must meet. Ex-Im Bank’s primary requirement is that any aircraft financed under the facility must be placed under an ACMI agreement with a customer that is not based in certain restricted countries, which are defined by Ex-Im Bank.

On May 29, 2012, we initially borrowed $142.0 million under the Ex-Im Bank Facility as a variable-rate loan secured by a mortgage against one 747-8F (aircraft tail number N850GT). On June 19, 2012, we refinanced the loan through the issuance of twelve-year fixed-rate notes in the amount of $142.0 million (the “First 2012 Ex-Im Guaranteed Notes”). The First 2012 Ex-Im Guaranteed Notes accrue interest at a fixed rate of 2.02% with principal and interest payable quarterly.

Term Loans

On March 30, 2012, we entered into a five-year term loan facility with CIT Bank. The facility is comprised of four separate term loans, in the aggregate amount of $35.7 million that are collectively referred to as the “First 2012 CIT Term Loans”. The First 2012 CIT Term Loans are secured by mortgages on two 747-400 (aircraft tail numbers N464MC and N465MC) and two 767-300ER (aircraft tail numbers N640GT and N641GT) passenger aircraft. The balances outstanding under the First 2012 CIT Term Loans accrue interest at a fixed interest rate of 6.91%, with principal and interest payable monthly. On May 15, 2012, we entered into a five-year term loan with CIT Bank for $8.5 million (the “Second 2012 CIT Term Loan”). The Second 2012 CIT Term Loan is secured by a mortgage on a 767-300ER (aircraft tail number N642GT) passenger aircraft. The balance outstanding under the Second 2012 CIT Term Loan accrues interest at a fixed interest rate of 6.89%, with principal and interest payable monthly. In connection with entry into the First and Second 2012 CIT Term Loans, we paid usual and customary fees. The First and Second 2012 CIT Term Loans contain customary covenants, events of default and are cross-defaulted and cross-collateralized. In addition, the First and Second CIT Term Loans are cross-defaulted to certain of our other debt facilities.

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable business segments reconciled to Operating Income and Income before Income Taxes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Operating Revenue:
ACMI	$160,421	$160,442	$315,124	$306,477
AMC Charter	138,014	112,473	259,308	193,649
Commercial Charter	120,827	71,067	197,774	136,603
Dry Leasing	2,862	2,134	5,807	3,677
Other	2,581	3,458	5,996	6,775

Total Operating Revenue	$424,705	$349,574	$784,009	$647,181

Direct Contribution:
ACMI	$40,793	$37,963	$64,948	$60,765
AMC Charter	29,984	19,801	50,565	33,999
Commercial Charter	10,081	8,828	11,957	17,867
Dry Leasing	1,253	1,185	2,589	2,013

Total Direct Contribution for Reportable Segments	82,111	67,777	130,059	114,644

Add back (subtract):
Unallocated income and expenses	(33,030)	(28,580)	(63,000)	(58,880)
Loss on early extinguishment of debt	(142)	—	(142)	—
Gain on disposal of aircraft	1,163	181	1,359	301

Income before Income Taxes	50,102	39,378	68,276	56,065

Add back (subtract):
Interest income	(4,887)	(5,080)	(9,796)	(10,196)
Interest expense	15,631	9,912	29,594	20,208
Capitalized interest	(5,952)	(6,185)	(12,304)	(11,602)
Loss on early extinguishment of debt	142	—	142	—
Other (income) expense, net	1,082	(406)	785	(364)

Operating Income	$56,118	$37,619	$76,697	$54,111

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

Since entering the Boeing 747-8F Agreement, Boeing announced several delays in the delivery schedule of the 12 747-8F aircraft. In September 2011, after lengthy delays and performance considerations, we exercised our termination rights in connection with three early build 747-8F aircraft, reducing our order to nine. In June 2012, we reached an agreement with Boeing on a revised delivery and payment schedule.

As of June 30, 2012, we have taken delivery of four of the nine aircraft on order. Estimated remaining expenditures under the Boeing 747-8F Agreement as of June 30, 2012, including estimated amounts for contractual price escalations and delivery payments, are $323.9 million for the remainder of 2012 and $213.8 million in 2013.

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

The court in the antitrust class actions has heard and decided a number of procedural motions. Among those was the plaintiffs’ motion to join Polar Air Cargo Worldwide, Inc. as an additional defendant, which the court granted on April 13, 2011. There was substantial pre-trial written discovery and document production, and a number of depositions were taken. The case is currently in the class certification phase, with additional depositions occurring. The plaintiffs’ motion for class certification was filed on October 28, 2011, and the Company filed its response on May 25, 2012. We are unable to reasonably predict the court’s ruling on the motion or the ultimate outcome of the litigation.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $9.5 million and $5.2 million, respectively, plus interest based on June 30, 2012 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as necessary. In the pending claim for $9.5 million, we received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $6.0 million as of June 30, 2012 and $6.5 million as of December 31, 2011, and are included in Deposits and other assets.

We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Trademark Matters

Since 2005, we have been involved in ongoing litigation in Europe against Atlas Transport, an unrelated and unaffiliated entity, over the use of the name “Atlas”. Following application by us to register the mark “ATLAS AIR” in the European Union (“EU”), opposition from Atlas Transport and follow-up filings by us, the Office for Harmonization in the Internal Market (“OHIM”), which handles trademark matters in the EU, declared Atlas Transport’s own trademark “ATLAS” partially invalid because of the prior existence of our Benelux trademark registration. In 2008, OHIM’s First Board of Appeal upheld the lower panel’s decision, and Atlas Transport appealed that decision to the EU General Court (formally the Court of First Instance), which upheld the court’s decision on May 18, 2011. Atlas Transport appealed that ruling to the European Court of Justice (“ECJ”). On March 9, 2012, the ECJ denied the appeal, bringing to an end that aspect of the OHIM proceedings. On May 14, 2012, the Company filed a request for OHIM to resume another aspect of proceedings, which had been suspended.

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

11. Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for the three and six months ended June 30, 2012 and 2011 were de minimis and excluded.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net Income Attributable to Common Stockholders	$30,852	$23,847	$43,687	$34,364

Denominator:
Basic EPS weighted average shares outstanding	26,428	26,269	26,394	26,155
Effect of dilutive stock options and restricted stock	83	222	106	242

Diluted EPS weighted average shares outstanding	26,511	26,491	26,500	26,397

EPS:
Basic	$1.17	$0.91	$1.66	$1.31

Diluted	$1.16	$0.90	$1.65	$1.30

Diluted shares reflect the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include restricted shares and units in which performance or market conditions were not satisfied of 0.4 million for the three and six months ended June 30, 2012 and 0.3 for the three and six months ended June 30, 2011.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2011	$(15,853)	$170	$(15,683)
Net change in fair value	(713)	—	(713)
Reclassification into earnings	1,032	—	1,032
Translation adjustment	—	38	38
Tax effect	(112)	(8)	(120)

Balance as of June 30, 2012	$(15,646)	$200	$(15,446)

13. Income Taxes

Our effective income tax rates were 37.7% and 37.9% for the three months ended June 30, 2012 and 2011, respectively, and were 38.3% and 37.7% for the six months ended June 30, 2012 and 2011, respectively. The effective rates differ from the U.S. federal statutory rate due to the income tax impact of global operations, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to our projected operating results for the year.

In June and July 2012, we resolved income tax examinations in Hong Kong for the periods 2001 through 2010. We expect the resolution of these income tax examinations to favorably impact the effective income tax rate during the third quarter and for the full year of 2012.

14. Subsequent Events

On July 24, 2012, we took delivery of our fifth 747-8F aircraft and initially borrowed $142.7 million under the Ex-Im Bank Facility, as a variable-rate loan secured by a mortgage against aircraft tail number N851GT. On July 31, 2012, we refinanced the loan through the issuance of twelve-year fixed-rate notes in the amount of $142.7 million (the “Second 2012 Ex-Im Bank Guaranteed Notes”). The Second 2012 Ex-Im Bank Guaranteed Notes accrue interest at a fixed rate of 1.73% with principal and interest payable quarterly.

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

See “Business Overview” and “Business Strategy” in our 2011 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first half of 2012, compared to the same period in 2011, were positively impacted by the following events:

•

In March 2011, we began ACMI flying two additional 747-400F aircraft for Polar and DHL to operate in Express Network ACMI. This increased the size of our Express Network ACMI flying for DHL from six to eight aircraft.

•	In November and December 2011, we took delivery of three 747-8F aircraft that we placed in service with British Airways under an ACMI agreement through GSS, which replaced three 747-400F aircraft.

•

Between March and June 2012, we began CMI flying the first three of five 767 freighters owned by DHL in its North American network. In July 2012, we began flying the fourth and expect the fifth to be placed in service by the fourth quarter of 2012.

•	In May 2012, we took delivery of a 747-8F aircraft that we placed in service with Panalpina Air & Ocean Ltd (“Panalpina”) under an ACMI agreement, which replaced a 747-400F aircraft.

•	In June 2012, we began ACMI flying a 747-400F aircraft for Etihad Airways (“Etihad”). Under the ACMI agreement, we provide Etihad with its first 747-400F aircraft in Etihad Cargo’s global network.

In June 2012, we signed an ACMI agreement with DHL for an additional 747-400F aircraft for Polar and DHL to operate in Express Network ACMI. This increased the size of our Express Network ACMI flying for DHL from eight to nine aircraft. The aircraft was placed in service in July 2012.

In July 2012, we took delivery of our fifth 747-8F aircraft that went into service with Panalpina under an ACMI agreement, which replaced a 747-400 aircraft.

In May 2011, we began flying passenger charters for the U.S. Military. These charters are similar to our existing AMC Charters in that the AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs. In May 2012, we placed in service a third 767-300ER passenger aircraft. This increased the size of our passenger service for the AMC to two 747-400 and three 767-300ER passenger aircraft. AMC passenger Block Hours have shown strong growth as we continue to ramp up flying both domestic and international AMC missions.

The South American Commercial Charter markets have continued to show strong demand and, in March 2012, we added a second 747-400 aircraft in that market. In addition to providing passenger charters to the AMC, we are utilizing our new passenger aircraft for both public and private Commercial Charter passenger flights.

In July 2012, Titan purchased a Boeing 737-300 cargo aircraft that is being dry leased to a customer on a long-term basis.

Results of Operations

Three Months Ended June 30, 2012 and 2011

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the three months ended June 30:

	2012	2011	Increase / (Decrease)	Percent Change
Block Hours
ACMI	25,737	26,188	(451)	(1.7)%
AMC Charter:
Cargo	2,680	4,747	(2,067)	(43.5)%
Passenger	3,389	177	3,212	NM
Commercial Charter	5,739	3,213	2,526	78.6%
Other	197	216	(19)	(8.8)%

Total Block Hours	37,742	34,541	3,201	9.3%

Revenue Per Block Hour
ACMI	$6,233	$6,127	$106	1.7%
AMC Charter:
Cargo	$25,783	$22,515	$3,268	14.5%
Passenger	$20,335	$31,610	$(11,275)	(35.7)%
Commercial Charter	$21,054	$22,119	$(1,065)	(4.8)%
Fuel
AMC
Average fuel cost per gallon	$3.61	$3.66	$(0.05)	(1.4)%
Fuel gallons consumed (000s)	15,522	16,098	(576)	(3.6)%
Commercial Charter
Average fuel cost per gallon	$3.31	$3.48	$(0.17)	(4.9)%
Fuel gallons consumed (000s)	18,590	11,913	6,677	56.0%
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	3.3	—	3.3	NM
747-400 Cargo	16.2	21.0	(4.8)	(22.9)%
747-200 Cargo	—	0.1	(0.1)	NM
767-200 Cargo	1.5	—	1.5	NM
747-400 Passenger	1.0	1.0	—	NM

Total	22.0	22.1	(0.1)	(0.5)%
AMC Charter
747-400 Cargo	2.9	1.2	1.7	141.7%
747-200 Cargo	—	4.3	(4.3)	NM
747-400 Passenger	1.6	0.5	1.1	220.0%
767-300 Passenger	2.9	—	2.9	NM

Total	7.4	6.0	1.4	23.3%

	2012	2011	Increase / (Decrease)	Percent Change
Commercial Charter
747-400 Cargo	6.0	1.7	4.3	252.9%
747-200 Cargo	—	1.5	(1.5)	NM
747-400 Passenger	0.2	—	0.2	NM
767-300 Passenger	0.1	—	0.1	NM

Total	6.3	3.2	3.1	96.9%
Dry Leasing
757-200 Cargo	1.0	1.0	—	NM
737-800 Passenger	2.0	0.8	1.2	150.0%

Total	3.0	1.8	1.2	66.7%

Total Operating Aircraft	38.7	33.1	5.6	16.9%

Out-of-service**	—	0.2	(0.2)	NM

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.

Operating Revenue

The following table compares our Operating Revenue for the three months ended June 30 (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$160,421	$160,442	$(21)	NM
AMC Charter	138,014	112,473	25,541	22.7%
Commercial Charter	120,827	71,067	49,760	70.0%
Dry Leasing	2,862	2,134	728	34.1%
Other	2,581	3,458	(877)	(25.4)%

Total Operating Revenue	$424,705	$349,574	$75,131	21.5%

ACMI revenue was relatively unchanged. ACMI Block Hours were 25,737 in the second quarter of 2012, compared to 26,188 in 2011, representing a decrease of 451 Block Hours, or 1.7%. The decrease in Block Hours was primarily driven by the return of two 747-400 cargo aircraft, one of which was redeployed to Etihad in June 2012 and the other was redeployed to Commercial Charter until placed in service with DHL in July 2012. Partially offsetting this decrease was the start-up of CMI flying of three 767 cargo aircraft for DHL during the second quarter of 2012. Revenue per Block Hour was $6,233 for the second quarter of 2012, compared to $6,127 for 2011, an increase of $106 per Block Hour, or 1.7%. The increase in Revenue per Block Hour primarily reflects the impact of higher rates for four 747-8F aircraft, which began flying during the fourth quarter of 2011 and the second quarter of 2012, partially offset by the impact of lower rates for the 767 CMI flying.

AMC Charter revenue increased $25.5 million, or 22.7%, primarily driven by $63.3 million of incremental AMC Charter Passenger revenue due to flying that began in May 2011, partially offset by a reduction in AMC Charter Cargo revenue. AMC Charter Block Hours were 6,069 in the second quarter of 2012 compared to 4,924 in 2011, an increase of 1,145 Block Hours, or 23.3%. The increase in AMC Charter Block Hours was due to 3,212 incremental AMC Charter Passenger Block Hours from flying four incremental passenger aircraft in 2012, partially offset by a decrease of 2,067 AMC Charter Cargo Block Hours driven by reduced cargo demand from the AMC. AMC Charter Revenue per Block Hour was relatively unchanged, reflecting a higher volume of lower-rate passenger flying, offset by an increase in AMC Charter Cargo Revenue per Block Hour from $22,515 for the second quarter of 2011 to $25,783 in 2012, an increase of $3,268 per Block Hour, or 14.5%. This increase was due to premiums earned on flying additional, more efficient 747-400 cargo aircraft during the second quarter of 2012 in place of less efficient 747-200 aircraft in 2011, partially offset by a decrease in the average “pegged” fuel price. For the second quarter of 2012, the AMC average “pegged” fuel price was $3.61 per gallon compared to an average “pegged” fuel price of $3.66 for 2011.

Commercial Charter revenue increased $49.8 million, or 70.0%, due to an increase in Block Hours, partially offset by a decrease in Revenue per Block Hour. Commercial Charter Block Hours were 5,739 in the second quarter of 2012, compared to 3,213 in 2011, representing an increase of 2,526 Block Hours, or 78.6%. The increase in Block Hours was primarily due to our deployment of an additional 747-400 cargo aircraft to support increased demand in South America and the redeployment of 747-400 cargo aircraft from ACMI into Commercial Charter during remarketing periods. In addition, we were able to utilize our passenger aircraft for private charters. Revenue per Block Hour was $21,054 in the second quarter of 2012, compared to $22,119 in 2011, a decrease of $1,065 per Block Hour, or 4.8%, which reflects the impact of lower fuel costs and lower Yields on increased Commercial Charter capacity during the second quarter of 2012 compared to 2011.

Dry Leasing revenue increased $0.7 million, or 34.1%, as a result of dry leasing one additional aircraft at the end of the second quarter of 2011.

Operating Expenses

The following table compares our Operating Expenses for the three months ended June 30 (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$117,571	$100,358	$17,213	17.2%
Salaries, wages and benefits	73,378	61,498	11,880	19.3%
Maintenance, materials and repairs	43,371	46,860	(3,489)	(7.4)%
Aircraft rent	42,758	41,567	1,191	2.9%
Passenger and ground handling services	18,618	7,275	11,343	155.9%
Navigation fees, landing fees and other rent	15,882	12,603	3,279	26.0%
Depreciation and amortization	13,877	8,775	5,102	58.1%
Travel	14,823	9,922	4,901	49.4%
Gain on disposal of aircraft	(1,163)	(181)	982	NM
Other	29,472	23,278	6,194	26.6%

Total Operating Expenses	$368,587	$311,955

Aircraft fuel increased $17.2 million, or 17.2%, due to approximately $21.8 million in increased consumption, partially offset by $4.6 million in fuel price decreases. Commercial Charter fuel consumption increased by 6.7 million gallons, or 56.0%, primarily driven by the increase in Block Hours operated, partially offset by the use of more efficient 747-400 aircraft during the second quarter of 2012 in place of less efficient 747-200 aircraft in 2011. The average fuel price per gallon for the Commercial Charter business was $3.31 for the second quarter of 2012, compared to $3.48 in 2011, a decrease of 4.9%. AMC fuel consumption decreased by 0.6 million gallons, or 3.6%, primarily reflecting the use of more efficient 747-400 aircraft during the second quarter of 2012 in place of less efficient 747-200 aircraft in 2011, partially offset by the increase in Block Hours operated. The average fuel price per gallon for the AMC Charter business was $3.61 in the second quarter of 2012, compared to $3.66 in 2011, a decrease of 1.4%. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $11.9 million, or 19.3%, primarily driven by increased wages for crewmembers, higher Block Hours and hiring additional employees to support our new aircraft.

Maintenance, materials and repairs decreased $3.5 million, or 7.4%, driven by a reduction in maintenance expense of $8.9 million for 747-200 aircraft, partially offset by increases of $2.0 million for 747-400 aircraft and $3.4 million for other aircraft. Heavy Maintenance expense on 747-400 aircraft increased approximately $1.5 million due to an increase in engine overhaul expense, partially offset by a reduction in C Checks and D Checks compared to 2011. Heavy Maintenance expense on 747-200 aircraft decreased approximately $5.5 million due to the retirement of this fleet during the first quarter of 2012. Non-heavy Maintenance expense on 747-400 aircraft decreased $1.3 million primarily driven by lower rates on Non-heavy Maintenance events on these aircraft compared to 2011. Line Maintenance expense increased $1.8 million for 747-400 aircraft and $3.4 million for 747-8F and 767 aircraft driven by an increase in Block Hours flown. Line Maintenance expense decreased $3.4 million on 747-200 aircraft due to the retirement of this fleet during the first quarter of 2012. Heavy airframe maintenance events and engine overhauls for the three months ended June 30 were:

	2012	2011	Increase / (Decrease)
Heavy Maintenance Events
747-400 C Checks	2	3	(1)
747-400 D Checks	—	1	(1)
747-200 C Checks	—	2	(2)
CF6-80 engine overhauls	6	3	3

Aircraft rent increased $1.2 million, or 2.9%, primarily due to subcontracting certain Commercial Charter flights with our ACMI customers during the second quarter of 2012, partially offset by the return of a 747-400 passenger aircraft in December 2011.

Passenger and ground handling services increased $11.3 million, or 155.9%, primarily due to passenger catering and contract services for flight attendants related to increased passenger flying during the second quarter of 2012. During the current period, we reclassified passenger catering and contract services for flight attendants from Other operating expenses to Passenger and ground handling services and reclassified previously reported amounts to conform to the current period’s presentation.

Navigation fees, landing fees and other rent increased $3.3 million, or 26.0%, primarily due to increased flying during the second quarter of 2012.

Depreciation and amortization increased $5.1 million, or 58.1%, due to additional aircraft in 2012.

Travel increased $4.9 million, or 49.4%, primarily due to increased travel for flight attendants and crew related to increased flying during the second quarter of 2012.

Gain on disposal of aircraft resulted from the sale of retired 747-200 airframes and engines during 2012.

Other increased $6.2 million, or 26.6%, primarily due to increases in commissions for higher AMC Charter Revenue, increased insurance due to additional aircraft and increased flight simulator training for our 767 crew.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended June 30 (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(4,887)	$(5,080)	$(193)	(3.8)%
Interest expense	15,631	9,912	5,719	57.7%
Capitalized interest	(5,952)	(6,185)	(233)	(3.8)%
Loss on early extinguishment of debt	142	—	142	NM
Other (income) expense, net	1,082	(406)	(1,488)	NM

Interest expense increased $5.7 million, or 57.7%, primarily from an increase in our average debt balances related to financing three 747-8F aircraft in the fourth quarter of 2011 and one 747-8F aircraft in the second quarter of 2012.

Other (income) expense, net decreased $1.5 million, primarily due to an unrealized loss on a foreign currency denominated deposit in Brazil. See Note 10 for further discussion.

Income taxes. Our effective income tax rates were 37.7% for the three months ended June 30, 2012 and 37.9% for the three months ended June 30, 2011.

Segments

The following table compares the Direct Contribution of our reportable segments (see Note 8 to our Financial Statements for the reconciliation to Operating income) for the three months ended June 30 (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$40,793	$37,963	$2,830	7.5%
AMC Charter	29,984	19,801	10,183	51.4%
Commercial Charter	10,081	8,828	1,253	14.2%
Dry Leasing	1,253	1,185	68	5.7%

Total Direct Contribution	$82,111	$67,777	$14,334	21.1%

Unallocated income and expenses	$33,030	$28,580	$4,450	15.6%

ACMI Segment

Direct Contribution related to the ACMI segment increased $2.8 million, or 7.5%, primarily due to the higher rates per Block Hour and lower maintenance expense for new 747-8F aircraft flown during the second quarter of 2012. Partially offsetting these improvements was an increase in crew costs.

AMC Charter Segment

Direct Contribution related to the AMC Charter segment increased $10.2 million, or 51.4%, primarily due to increased Block Hours and lower Heavy Maintenance expense from the deployment of more efficient 747-400 aircraft into this segment in place of less efficient 747-200 aircraft that were flown during the second quarter of 2011. The increase in AMC Charter Block Hours was primarily due to flying four incremental passenger aircraft in 2012. Partially offsetting these items were increases in crew costs, volume-driven operating expenses, and aircraft ownership costs from the deployment of 747-400 aircraft into this segment in place of 747-200 aircraft and the additional passenger aircraft in 2012.

Commercial Charter Segment

Direct Contribution related to the Commercial Charter segment increased $1.3 million, or 14.2%, primarily due to increased Block Hours, partially offset by a decrease in Revenue per Block Hour. The increase in Block Hours was primarily due to our deployment of an additional 747-400 cargo aircraft to support increased demand in South America and the redeployment of 747-400 cargo aircraft from ACMI during remarketing periods. In addition, we were able to utilize our passenger aircraft for private charters. Offsetting the increase in revenue were increases in volume-driven operating expenses, crew costs and aircraft ownership costs from the deployment of 747-400 aircraft into this segment in place of 747-200 aircraft.

Dry Leasing Segment

Direct Contribution related to the Dry Leasing segment was relatively unchanged.

Unallocated income and expenses

Unallocated income and expenses increased $4.5 million, or 15.6%, primarily due to incremental employee costs related to the retirement of our 747-200 fleet and an unrealized loss on a foreign currency denominated deposit.

Six Months Ended June 30, 2012 and 2011

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the six months ended June 30:

	2012	2011	Increase / (Decrease)	Percent Change
Block Hours
ACMI	50,246	49,887	359	0.7%
AMC Charter:
Cargo	5,869	8,877	(3,008)	(33.9)%
Passenger	5,240	177	5,063	NM
Commercial Charter	9,429	6,378	3,051	47.8%
Other	631	432	199	46.1%

Total Block Hours	71,415	65,751	5,664	8.6%

Revenue Per Block Hour
ACMI	$6,272	$6,143	$129	2.1%
AMC Charter:
Cargo	$25,295	$21,184	$4,111	19.4%
Passenger	$21,155	$31,610	$(10,455)	(33.1)%
Commercial Charter	$20,975	$21,418	$(443)	(2.1)%
Fuel
AMC
Average fuel cost per gallon	$3.57	$3.34	$0.23	6.9%
Fuel gallons consumed (000s)	29,551	29,463	88	0.3%
Commercial Charter
Average fuel cost per gallon	$3.38	$3.27	$0.11	3.4%
Fuel gallons consumed (000s)	31,621	23,249	8,372	36.0%
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	3.2	—	3.2	NM
747-400 Cargo	16.7	20.3	(3.6)	(17.7)%
747-200 Cargo	—	0.2	(0.2)	NM
767-200 Cargo	0.9	—	0.9	NM
747-400 Passenger	1.1	1.0	0.1	10.0%

Total	21.9	21.5	0.4	1.9%
AMC Charter
747-400 Cargo	3.3	1.0	2.3	230.0%
747-200 Cargo	0.3	4.1	(3.8)	(92.7)%
747-400 Passenger	1.7	0.3	1.4	NM
767-300 Passenger	2.0	—	2.0	NM

Total	7.3	5.4	1.9	35.2%
Commercial Charter
747-400 Cargo	4.9	1.9	3.0	157.9%
747-200 Cargo	0.4	1.5	(1.1)	(73.3)%
747-400 Passenger	0.2	—	0.2	NM
767-300 Passenger	0.2	—	0.2	NM

Total	5.7	3.4	2.3	67.6%
Dry Leasing
757-200 Cargo	1.0	1.0	—	NM
737-800 Passenger	2.0	0.4	1.6	NM

Total	3.0	1.4	1.6	114.3%

Total Operating Aircraft	37.9	31.7	6.2	19.6%

Out-of-service**	—	0.5	(0.5)	NM

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.

Operating Revenue

The following table compares our Operating Revenue for the six months ended June 30 (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$315,124	$306,477	$8,647	2.8%
AMC Charter	259,308	193,649	65,659	33.9%
Commercial Charter	197,774	136,603	61,171	44.8%
Dry Leasing	5,807	3,677	2,130	57.9%
Other	5,996	6,775	(779)	(11.5)%

Total Operating Revenue	$784,009	$647,181	$136,828	21.1%

ACMI revenue increased $8.6 million, or 2.8%, due to an increase in Revenue per Block Hour and Block Hours. ACMI Revenue per Block Hour was $6,272 in 2012, compared to $6,143 in 2011, an increase of $129 per Block Hour, or 2.1%. The increase in Revenue per Block Hour primarily reflects the impact of higher rates for 747-8F aircraft, which began flying during the fourth quarter of 2011 and the second quarter of 2012, partially offset by the impact of lower rates for CMI flying of three 767 cargo aircraft during the first half of 2012 for DHL. ACMI Block Hours were 50,246 during the first half of 2012, compared to 49,887 in 2011, an increase of 359 Block Hours, or 0.7%. The increase in Block Hours was primarily driven by flying two incremental 747-400 cargo aircraft for DHL beginning in March 2011 and the 767 CMI flying. Partially offsetting this increase was the return of two 747-400 cargo aircraft in the second quarter of 2012, one of which was redeployed to Etihad in June 2012 and the other was redeployed to Commercial Charter until placed in service with DHL in July 2012.

AMC Charter revenue increased $65.7 million, or 33.9%, primarily driven by $105.3 million of incremental AMC Charter Passenger revenue due to flying that began in May 2011. AMC Charter Block Hours were 11,109 in 2012 compared to 9,054 in 2011, an increase of 2,055 Block Hours, or 22.7%. The increase in AMC Charter Block Hours was due to 5,063 incremental AMC Charter Passenger Block Hours from flying four incremental passenger aircraft in 2012, partially offset by a decrease of 3,008 AMC Charter Cargo Block Hours driven by reduced cargo demand from the AMC. AMC Charter Revenue per Block Hour was $23,342 in 2012 compared to $21,388 in 2011, an increase of $1,954 per Block Hour, or 9.1%, primarily due to premiums earned on flying additional, more efficient 747-400 cargo aircraft during the first half of 2012 in place of less efficient 747-200 aircraft in 2011 and an increase in the “pegged” fuel price in 2012. For the first half of 2012, the AMC average “pegged” fuel price was $3.57 per gallon compared to an average “pegged” fuel price of $3.34 in 2011. Partially offsetting these rate increases was a decrease in Revenue per Block Hour reflecting a higher volume of lower-rate passenger flying.

Commercial Charter revenue increased $61.2 million, or 44.8%, primarily due to an increase in Block Hours, partially offset by a decrease in Revenue per Block Hour. Commercial Charter Block Hours were 9,429 in 2012, compared to 6,378 in 2011, representing an increase of 3,051 Block Hours, or 47.8%. The increase in Block Hours was primarily due to our deployment of an additional 747-400 cargo aircraft to support increased demand in South America and the redeployment of 747-400 cargo aircraft from ACMI into Commercial Charter during remarketing periods. In addition, we were able to utilize our passenger aircraft for sporting event, concert tour and other private charters. Revenue per Block Hour was $20,975 in the first half of 2012, compared to $21,418 in 2011, a decrease of $443 per Block Hour, or 2.1%, which reflects the impact of lower fuel costs and lower Yields on increased Commercial Charter capacity during the first half of 2012 compared to 2011.

Dry Leasing revenue increased $2.1 million, or 57.9%, as a result of dry leasing two additional aircraft in the second quarter of 2011.

Operating Expenses

The following table compares our Operating Expenses for the six months ended June 30 (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$212,334	$174,525	$37,809	21.7%
Salaries, wages and benefits	144,254	123,262	20,992	17.0%
Maintenance, materials and repairs	96,351	96,929	(578)	(0.6)%
Aircraft rent	82,176	79,921	2,255	2.8%
Passenger and ground handling services	31,389	13,502	17,887	132.5%
Navigation fees, landing fees and other rent	28,937	23,943	4,994	20.9%
Depreciation and amortization	28,180	17,105	11,075	64.7%
Travel	27,443	19,044	8,399	44.1%
Gain on disposal of aircraft	(1,359)	(301)	1,058	NM
Other	57,607	45,140	12,467	27.6%

Total Operating Expenses	$707,312	$593,070

Aircraft fuel increased $37.8 million, or 21.7%, due to approximately $28.0 million in increased consumption and $9.8 million in fuel price increases. Commercial Charter fuel consumption increased by 8.4 million gallons, or 36.0%, primarily driven by the increase in Block Hours operated, partially offset by the use of more efficient 747-400 aircraft during the first half of 2012 in place of less efficient 747-200 aircraft in 2011. The average fuel price per gallon for the Commercial Charter business was $3.38 for 2012, compared to $3.27 in 2011, an increase of 3.4%. AMC fuel consumption increased by 0.1 million gallons, or 0.3%, reflecting the increase in Block Hours operated, partially offset by the use of more efficient 747-400 aircraft during the first half of 2012 in place of less efficient 747-200 aircraft in 2011. The average fuel price per gallon for the AMC Charter business was $3.57 in 2012, compared to $3.34 in 2011, an increase of 6.9%. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $21.0 million, or 17.0%, primarily driven by increased wages for crewmembers, higher Block Hours and hiring additional employees to support our new aircraft.

Maintenance, materials and repairs decreased by $0.6 million, or 0.6%, driven by a reduction in maintenance expense of $18.3 million for 747-200 aircraft, partially offset by increases of $11.5 million for 747-400 aircraft and $6.2 million for other aircraft. Heavy Maintenance expense on 747-400 aircraft increased approximately $4.6 million due to an increase in the number of C Checks and additional maintenance expense on engines, partially offset by a reduction in D Checks compared to 2011. Heavy Maintenance expense on 747-200 aircraft decreased approximately $11.1 million due to the retirement of this fleet during the first quarter of 2012. Non-heavy Maintenance expense on 747-400 aircraft increased $1.9 million primarily driven by the timing of events. Line Maintenance expense increased $5.0 million for 747-400 aircraft and $6.2 million for 747-8F and 767 aircraft driven by an increase in Block Hours flown compared to 2011. Line Maintenance expense decreased $7.2 million on 747-200 aircraft due to the retirement of this fleet during the first quarter of 2012. Heavy airframe maintenance events and engine overhauls for the first six months ended June 30 were:

Heavy Maintenance Events	2012	2011	Increase / (Decrease)
747-400 C Checks	9	4	5
747-400 D Checks	2	4	(2)
747-200 C Checks	—	2	(2)
CF6-80 engine overhauls	11	8	3
CF6-50 engine overhauls	—	2	(2)

Aircraft rent increased $2.3 million, or 2.8%, primarily due to subcontracting certain Commercial Charter flights with our ACMI customers during the second quarter of 2012, partially offset by the return of a 747-400 passenger aircraft in December 2011.

Passenger and ground handling services increased $17.9 million, or 132.5%, primarily due to increased passenger catering and contract services for flight attendants related to increased passenger flying which began in May 2011. During the current period, we reclassified passenger catering and contract services for flight attendants from Other operating expenses to Passenger and ground handling services and reclassified previously reported amounts to conform to the current period’s presentation.

Navigation fees, landing fees and other rent increased $5.0 million, or 20.9%, primarily due to increased flying during 2012.

Depreciation and amortization increased $11.1, or 64.7%, primarily due to additional aircraft in 2012.

Travel increased $8.4 million, or 44.1%, primarily due to increased travel for flight attendants and crew related to increased flying during 2012.

Gain on disposal of aircraft resulted from the sale of retired 747-200 airframes and engines during 2012.

Other increased $12.5 million, or 27.6%, primarily due to increases in commissions for higher AMC Charter Revenue, increased insurance for the larger fleet and increased flight simulator training for our 767 crew.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the six months ended June 30 (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(9,796)	$(10,196)	$(400)	(3.9)%
Interest expense	29,594	20,208	9,386	46.4%
Capitalized interest	(12,304)	(11,602)	702	6.1%
Loss on early extinguishment of debt	142	—	142	NM
Other (income) expense, net	785	(364)	(1,149)	NM

Interest expense increased $9.4 million, or 46.4%, primarily from an increase in our average debt balances related to the financing of three 747-8F aircraft during the fourth quarter of 2011 and one 747-8F aircraft during the first half of 2012.

Other (income) expense, net decreased $1.1 million, or 315.7%, primarily due to an unrealized loss on a foreign currency denominated deposit in Brazil. See Note 10 for further discussion.

Income taxes. Our effective income tax rates were 38.3% for the six months ended June 30, 2012 and 37.7% for the six months ended June 30, 2011. In June and July 2012, we resolved income tax examinations in Hong Kong for the periods 2001 through 2010. We expect the resolution of these income tax examinations to favorably impact the effective income tax rate during the third quarter and for the full year of 2012.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 8 to our Financial Statements for the reconciliation to Operating income) for the six months ended June 30 (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$64,948	$60,765	$4,183	6.9%
AMC Charter	50,565	33,999	16,566	48.7%
Commercial Charter	11,957	17,867	(5,910)	(33.1)%
Dry Leasing	2,589	2,013	576	28.6%

Total Direct Contribution	$130,059	$114,644	$15,415	13.4%

Unallocated income and expenses	$63,000	$58,880	$4,120	7.0%

ACMI Segment

Direct Contribution related to the ACMI segment increased $4.2 million, or 6.9%, primarily due to the higher rates per Block Hour and lower maintenance expense for new 747-8F aircraft flown during the first half of 2012. Partially offsetting these improvements was an increase in crew costs.

AMC Charter Segment

Direct Contribution related to the AMC Charter segment increased $16.6 million, or 48.7%, primarily due to increases in Block Hours and Revenue per Block Hour. The increase in AMC Charter Block Hours was due to 5,063 incremental AMC Charter Passenger Block Hours from flying four incremental passenger aircraft in 2012, partially offset by a decrease of 3,008 AMC Charter Cargo Block Hours driven by reduced cargo demand from the AMC. Revenue per Block Hour was driven by premiums earned on flying additional, more efficient 747-400 aircraft in this segment, which replaced less efficient 747-200 aircraft that were flown during the first half of 2011 and an increase in the “pegged” fuel price in 2012. Partially offsetting these increases was a decrease in Revenue per Block Hour due to the increase in lower-rate passenger flying. Partially offsetting these items were increases in crew costs, volume-driven operating expenses and aircraft ownership costs from the deployment of 747-400 cargo aircraft into this segment in place of 747-200 cargo aircraft and the flying of four incremental passenger aircraft in 2012.

Commercial Charter Segment

Direct Contribution related to the Commercial Charter segment decreased $5.9 million, or 33.1%, primarily due to increases in crew costs, Line Maintenance costs and aircraft ownership costs from the deployment of 747-400 aircraft into this segment in place of 747-200 aircraft. In addition, Commercial Charter Direct Contribution was negatively impacted by the higher cost of operating an inefficient 747-200 fleet size during the first quarter of 2012. Partially offsetting these drivers was an increase in Block Hours. The increase in Block Hours was primarily due to our deployment of an additional 747-400 cargo aircraft to support increased demand in South America and the reallocation of 747-400 aircraft from ACMI during remarketing periods. In addition, we were able to utilize our passenger aircraft for sporting event, concert tour and other private charters.

Dry Leasing Segment

Direct Contribution related to the Dry Leasing segment increased primarily due to dry leasing two additional aircraft in the second quarter of 2011.

Unallocated income and expenses

Unallocated income and expenses increased $4.1 million, or 7.0%, primarily due to incremental employee costs related to the retirement of our 747-200 fleet and an unrealized loss on a foreign currency denominated deposit.

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

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP measures (in thousands, except per share data):

	For the Three Months Ended
	June 30, 2012	June 30, 2011	Percent Change
Net Income Attributable to Common Stockholders	$30,852	$23,847	29.4%
After-tax impact from:
Fleet retirement costs*	1,043	—
Pre-operating expenses**	—	2,301
Loss on early extinguishment of debt	90	—
Gain on disposal of aircraft	(741)	(115)

Adjusted Net Income Attributable to Common Stockholders	$31,244	$26,033	20.0%

Diluted EPS	$1.16	$0.90	28.9%
After-tax impact from:
Fleet retirement costs*	0.04	—
Pre-operating expenses**	—	0.09
Gain on disposal of aircraft	(0.03)	—

Adjusted Diluted EPS	$1.18 †	$0.98 †	20.4%

	For the Six Months Ended
	June 30, 2012	June 30, 2011	Percent Change
Net Income Attributable to Common Stockholders	$43,687	$34,364	27.1%
After-tax impact from:
Fleet retirement costs*	1,968	—
Pre-operating expenses**	—	4,543
Loss on early extinguishment of debt	90	—
Gain on disposal of aircraft	(866)	(192)

Adjusted Net Income Attributable to Common Stockholders	44,879	38,715	15.9%

Diluted EPS	$1.65	$1.30	26.9%
After-tax impact from:
Fleet retirement costs*	0.07	—
Pre-operating expenses**	—	0.17
Gain on disposal of aircraft	(0.03)	(0.01)

Adjusted Diluted EPS	1.69	1.47 †	15.0%

†	Items do not sum due to rounding.
*	Fleet retirement costs in 2012 included incremental employee costs related to the retirement of our 747-200 fleet.
**	Pre-operating expenses in 2011 were related to the introduction of new aircraft types and include incremental costs incurred as a result of aircraft delivery delays.

Liquidity and Capital Resources

Significant liquidity events in the first half of 2012 were as follows:

In January 2012, we entered into the Ex-Im Bank Facility for up to $864.8 million to finance up to six 747-8F aircraft deliveries. The Ex-Im Bank Facility, when drawn, will consist of up to six separate term loans each secured by a mortgage on a 747-8F aircraft. In May 2012, we borrowed $142.0 million under the Ex-Im Bank Facility to finance the delivery of our fourth 747-8F aircraft. Under the Ex-Im Bank Facility, the aircraft was initially financed as a floating-rate loan and was refinanced in June 2012 by issuance of the fixed-rate First 2012 Ex-Im Bank Guaranteed Notes.

In March 2012, we entered into the First CIT Term Loans in the aggregate amount of $35.7 million to finance two 747-400 and two 767-300ER passenger aircraft. In May 2012, we entered into the Second CIT Term Loan for $8.5 million to finance a third 767-300ER passenger aircraft.

Operating Activities. Net cash provided by operating activities for the first half of 2012 was $85.9 million, compared to $73.7 million for the first half of 2011. The increase primarily reflects higher earnings and lower income taxes paid in the first half of 2012 compared to 2011.

Investing Activities. Net cash used for investing activities was $174.7 million for the first half of 2012, consisting primarily of $161.5 million of purchase deposit and delivery payments for flight equipment, which included $12.3 million of capitalized interest on our 747-8F aircraft order, and $18.4 million of capital expenditures, partially offset by $3.9 million of proceeds from short-term investments. During the first half of 2012, we purchased one 747-8F cargo aircraft and one 767-300ER passenger aircraft. Capital expenditures for the first half of 2012 were funded through working capital, except for the two aircraft financed as discussed above. Net cash used for investing activities was $125.3 million for the first half of 2011, consisting primarily of $120.8 million of purchase deposit and delivery payments for flight equipment, which included $11.6 million of capitalized interest on our 747-8F aircraft order and $8.8 million of capital expenditures, partially offset by $3.5 million of proceeds from short-term investments.

Financing Activities. Net cash provided by financing activities was $134.7 million for the first half of 2012, which primarily reflected the proceeds from debt issuance of $328.2 million, partially offset by $180.8 million of payments on debt obligations and $10.0 million of debt issuance costs. The proceeds from debt issuance and payments of debt obligations reflect the refinancing of the $142.0 million term loan under the Ex-Im Bank Facility with the First 2012 Ex-Im Bank Guaranteed Notes. Net cash used for financing activities was $75.2 million for the first half of 2011, which primarily reflected $73.4 million of payments on debt obligations.

We consider Cash and cash equivalents, Short-term investments and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations and to fund capital expenditures for 2013. Capital expenditures for the remainder of 2012 are expected to be approximately $30.5 million, which excludes aircraft and capitalized interest. Our estimated 747-8F aircraft delivery payment requirements for the remainder of 2012 are approximately $323.9 million. We expect our Cash and cash equivalents, pre-delivery financing facility and the Ex-Im Bank Facility to be sufficient to fund our 747-8F aircraft delivery payment requirements for 2012.

We may access external sources of capital from time to time depending on our cash requirements, assessments of current and anticipated market conditions, and the after-tax cost of capital. To that end, we filed a shelf registration statement with the SEC in 2012 that enables us to sell a yet to be determined amount of debt and/or equity securities over the subsequent three years, depending on market conditions, our capital needs and other factors. Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control. Additionally, our borrowing costs are affected by market conditions and may be adversely impacted by a tightening in credit markets.

We can claim bonus tax depreciation equal to 100% of the cost of qualified assets placed in service during 2011 or 2012 and 50% of the cost of qualified assets placed in service during 2013. Two 747-8F aircraft delivered to us in 2011 qualify for 100% bonus tax deprecation. In addition, we expect four 747-8F aircraft to be delivered in 2012 to qualify for 100% bonus tax deprecation and two 747-8F aircraft to be delivered in 2013 to qualify for 50% bonus tax depreciation. As a result, we do not expect to pay any significant U.S. federal income tax until 2016 or later, and we expect to receive a refund of approximately $24.5 million of income tax for 2010. Furthermore, our business operations are subject to income tax in several non-U.S. jurisdictions. We expect our U.K. subsidiary to pay cash income taxes commensurate with its earnings. We do not expect to pay cash income taxes in any other jurisdiction for at least several years.

Contractual Obligations and Debt Agreements

See Note 7 to our Financial Statements for a description of our new debt obligations; the Ex-Im Bank Facility, the First 2012 Ex-Im Bank Guaranteed Notes, the First 2012 CIT Term Loans and the Second 2012 CIT Term Loan. See our 2011 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2011 and a description of our debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

Fifteen of our thirty-six operating aircraft are under operating leases (this excludes aircraft provided by CMI customers). Five are leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed-price options were restructured to reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that would obligate us to absorb decreases in value or entitle us to participate in increases in the value of the aircraft. We have not consolidated any additional aircraft in the related trusts upon application of accounting for consolidations, because we are not the primary beneficiary based on the fact that all fixed-price options were restructured to reflect a fair market value purchase option. In addition, we reviewed the other ten Atlas aircraft that are under operating leases but not financed through a trust and determined that none of them would be consolidated upon the application of accounting for consolidations. Our maximum exposure under all operating leases is the remaining lease payments, which amounts are reflected in future lease commitments described in Note 10 to the audited consolidated financial statements in our 2011 Annual Report on Form 10-K.

There were no material changes in our off-balance sheet arrangements during the three months ended June 30, 2012.

Recent Accounting Pronouncements

See Note 2 to our Financial Statements for a discussion of recent accounting pronouncements.

Other Matters

As previously reported, General Duncan J. McNabb, USAF (Ret.), was elected to our Board of Directors on July 23, 2012. He was also elected to the Atlas Board of Directors on such date. General McNabb retired from the Air Force in December 2011 as the Commander of the United States Transportation Command (“USTRANSCOM”), the single largest logistics provider for air, land and sea transportation for the Department of Defense (“DOD”). As DOD’s Distribution Process Owner, USTRANSCOM directs and oversees the execution of DOD’s strategic distribution system in support of the global and regional combatant commands.

For additional information concerning General McNabb and his election to our Board of Directors, reference is made to our current report on Form 8-K, dated July 23, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended June 30, 2012, the information required in response to this Item is set forth in Note 10 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

For an update of a risk factor that is set forth in Item 1A – Risk Factors of our 2011 Annual Report on Form 10-K, please refer to Item 1A — Risk Factors of our quarterly report for the period ended March 31, 2012 on Form 10-Q. For additional risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2011 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION

Information regarding borrowings under the Ex-Im Bank Facility and the issuance of certain fixed-rate notes to refinance such borrowings is set forth in Notes 7 and 14 to our Financial Statements and such information is incorporated by reference herein. Such description contains all of the information required with respect hereto.

ITEM 6. EXHIBITS

a. Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: August 2, 2012	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: August 2, 2012	/s/ Spencer Schwartz
Spencer Schwartz
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
4.1	Indenture dated as of May 1, 2012, by and among Helios Leasing I LLC, Apple Bank For Savings, Wilmington Trust Company, not in its individual capacity but solely as Indenture Trustee, Wells Fargo Bank Northwest, National Association, and Export-Import Bank of the United States.

4.2	Secured Fixed Rate Global Note dated June 19, 2012.

4.3	Secured Fixed Rate Global Note dated July 31, 2012.

10.1	Atlas Air, Inc. 401(k) Restoration and Voluntary Deferral Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011, (v) Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2012 and 2011 and (vi) Notes to Unaudited Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.