Form 10-Q
period 2012-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2012-11-01
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 19, 2012, there were 26,443,441 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$315,789	$187,111
Short-term investments	9,266	8,097
Accounts receivable, net of allowance of $2,970 and $1,931, respectively	104,874	93,213
Prepaid maintenance	31,354	35,902
Deferred taxes	19,950	10,580
Prepaid expenses and other current assets	47,562	58,934

Total current assets	528,795	393,837
Property and Equipment
Flight equipment	1,868,837	1,466,384
Ground equipment	37,676	33,788
Less: accumulated depreciation	(169,794)	(159,123)
Purchase deposits for flight equipment	273,066	407,184

Property and equipment, net	2,009,785	1,748,233
Other Assets
Long-term investments and accrued interest	135,702	135,735
Deposits and other assets	108,423	73,232
Intangible assets, net	36,703	39,961

Total Assets	$2,819,408	$2,390,998

Liabilities and Equity
Current Liabilities
Accounts payable	$30,794	$27,352
Accrued liabilities	160,261	175,298
Current portion of long-term debt	135,641	70,007

Total current liabilities	326,696	272,657
Other Liabilities
Long-term debt	910,520	680,009
Deferred taxes	232,678	178,069
Other liabilities	120,844	118,888

Total other liabilities	1,264,042	976,966
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,671,173 and 27,462,116 shares issued, 26,442,333 and 26,304,764, shares outstanding (net of treasury stock), as of September 30, 2012 and December 31, 2011, respectively	277	275
Additional paid-in-capital	538,461	525,670
Treasury stock, at cost; 1,228,840 and 1,157,352 shares, respectively	(44,817)	(41,499)
Accumulated other comprehensive loss	(14,763)	(15,683)
Retained earnings	746,294	668,749

Total stockholders’ equity	1,225,452	1,137,512
Noncontrolling interest	3,218	3,863

Total equity	1,228,670	1,141,375

Total Liabilities and Equity	$2,819,408	$2,390,998

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Operating Revenue
ACMI	$177,722	$163,406	$492,846	$469,883
AMC charter	117,377	122,581	376,685	316,230
Commercial charter	108,078	70,353	305,852	206,956
Dry leasing	3,057	3,065	8,864	6,742
Other	3,017	3,471	9,013	10,246

Total Operating Revenue	409,251	362,876	1,193,260	1,010,057

Operating Expenses
Aircraft fuel	99,080	103,663	311,414	278,188
Salaries, wages and benefits	71,386	61,911	215,640	185,173
Maintenance, materials and repairs	40,524	47,770	136,875	144,699
Aircraft rent	44,133	41,055	126,309	120,976
Passenger and ground handling services	18,711	7,836	50,100	21,338
Depreciation and amortization	16,612	9,964	44,792	27,069
Navigation fees, landing fees and other rent	15,153	12,813	44,090	36,756
Travel	14,746	11,284	42,189	30,328
Gain on disposal of aircraft	(1,058)	(163)	(2,417)	(464)
Other	27,699	23,243	85,306	68,383

Total Operating Expenses	346,986	319,376	1,054,298	912,446

Operating Income	62,265	43,500	138,962	97,611

Non-operating Expenses (Income)
Interest income	(4,833)	(5,004)	(14,629)	(15,200)
Interest expense	17,004	9,801	46,598	30,009
Capitalized interest	(4,052)	(6,982)	(16,356)	(18,584)
Loss on early extinguishment of debt	143	—	285	—
Other (income) expense, net	(331)	(121)	454	(485)

Total Non-operating Expenses (Income)	7,931	(2,306)	16,352	(4,260)
Income before income taxes	54,334	45,806	122,610	101,871
Income tax expense	19,759	17,464	45,899	38,595

Net Income	34,575	28,342	76,711	63,276
Less: Net income (loss) attributable to noncontrolling interests	717	136	(834)	706

Net Income Attributable to Common Stockholders	$33,858	$28,206	$77,545	$62,570

Earnings per share:
Basic	$1.28	$1.07	$2.94	$2.39

Diluted	$1.27	$1.07	$2.92	$2.37

Weighted average shares:
Basic	26,443	26,291	26,410	26,201

Diluted	26,580	26,452	26,527	26,416

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Income	$34,575	$28,342	$76,711	$63,276
Other comprehensive income (loss):
Interest rate derivatives:
Net change in fair value	—	(22,203)	(713)	(23,011)
Reclassification into earnings	817	—	1,849	—
Income tax benefit (expense)	(286)	8,060	(398)	8,353
Foreign currency translation:
Translation adjustment	173	(607)	250	(435)
Income tax benefit (expense)	137	202	121	172

Other comprehensive income (loss)	841	(14,548)	1,109	(14,921)

Comprehensive Income	35,416	13,794	77,820	48,355
Less: Comprehensive income (loss) attributable to noncontrolling interests	875	69	(645)	714

Comprehensive Income Attributable to Common Stockholders	$34,541	$13,725	$78,465	$47,641

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Operating Activities:
Net Income Attributable to Common Stockholders	$77,545	$62,570
Net income (loss) attributable to noncontrolling interests	(834)	706

Net Income	76,711	63,276
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	51,509	32,911
Accretion of debt securities discount	(6,454)	(6,208)
Provision for (release of) allowance for doubtful accounts	897	(17)
Loss on early extinguishment of debt	285	—
Gain on disposal of aircraft	(2,417)	(464)
Deferred taxes	45,346	14,882
Stock-based compensation expense	12,243	9,497
Changes in:
Accounts receivable	(334)	(4,573)
Prepaid expenses and other current assets	38,991	(21,801)
Deposits and other assets	(10,315)	(12,622)
Accounts payable and accrued liabilities	(9,256)	43,757

Net cash provided by operating activities	197,206	118,638
Investing Activities:
Capital expenditures	(26,732)	(20,838)
Purchase deposits and delivery payments for flight equipment	(312,494)	(184,521)
Changes in restricted cash	—	(120,252)
Investment in short-term investments	(1,179)	—
Proceeds from short-term investments	4,342	4,662
Proceeds from disposal of aircraft	2,715	1,165

Net cash used for investing activities	(333,348)	(319,784)
Financing Activities:
Proceeds from debt issuance	639,628	120,250
Proceeds from stock option exercises	—	4,733
Purchase of treasury stock	(3,318)	(9,198)
Excess tax benefit from stock-based compensation expense	550	3,128
Payment of debt issuance costs	(24,808)	(2,024)
Payments of debt	(347,232)	(87,243)

Net cash provided by financing activities	264,820	29,646
Net increase (decrease) in cash and cash equivalents	128,678	(171,500)
Cash and cash equivalents at the beginning of period	187,111	588,852

Cash and cash equivalents at the end of period	$315,789	$417,352

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	$270	$(32,248)	$505,297	$458	$572,666	$1,046,443	$3,647	$1,050,090
Net Income	—	—	—	—	62,570	62,570	706	63,276
Other comprehensive income (loss)	—	—	—	(14,929)	—	(14,929)	8	(14,921)

Comprehensive Income (Loss)	—	—	—	—	—	47,641	714	48,355
Stock option and restricted stock compensation	—	—	9,497	—	—	9,497	—	9,497
Purchase of 136,967 shares of treasury stock	—	(9,198)	—	—	—	(9,198)	—	(9,198)
Exercise of 122,354 employee stock options	1	—	4,732	—	—	4,733	—	4,733
Issuance of 379,766 shares of restricted stock	4	—	(4)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	3,128	—	—	3,128	—	3,128

Balance at September 30, 2011	$275	$(41,446)	$522,650	$(14,471)	$635,236	$1,102,244	$4,361	$1,106,605

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$275	$(41,499)	$525,670	$(15,683)	$668,749	$1,137,512	$3,863	$1,141,375
Net Income	—	—	—	—	77,545	77,545	(834)	76,711
Other comprehensive income (loss)	—	—	—	920	—	920	189	1,109

Comprehensive Income (Loss)	—	—	—	—	—	78,465	(645)	77,820
Stock option and restricted stock compensation	—	—	12,243	—	—	12,243	—	12,243
Purchase of 71,488 shares of treasury stock	—	(3,318)	—	—	—	(3,318)	—	(3,318)
Issuance of 209,057 shares of restricted stock	2	—	(2)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	550	—	—	550	—	550

Balance at September 30, 2012	$277	$(44,817)	$538,461	$(14,763)	$746,294	$1,225,452	$3,218	$1,228,670

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently, exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2011, which included additional disclosures and a summary of our significant accounting policies. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of September 30, 2012, the results of operations for the three and nine months ended September 30, 2012 and 2011, comprehensive income for the three and nine months ended September 30, 2012 and 2011, cash flows for the nine months ended September 30, 2012 and 2011, and shareholders’ equity as of and for the nine months ended September 30, 2012 and 2011.

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

2. Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income. The new guidance requires that all components of comprehensive income in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance was effective as of the beginning of 2012 and its adoption did not have any impact on our financial condition, results of operations or cash flows.

3. DHL Investment and Polar

Polar provides air cargo capacity to its customers, including DHL Network Operations (USA), Inc. (“DHL”), through a blocked-space agreement that began on October 27, 2008.

As of September 30, 2012, Polar operates six 747-400 freighter aircraft that are subleased from us. An additional three aircraft are operated by Atlas to support the Polar network and DHL through an alliance agreement whereby Atlas provides ACMI services to Polar. We also provide incremental charter capacity to Polar on an as-needed basis. Atlas and Polar have entered into various agreements under which we provide Polar with crew, maintenance and insurance for the subleased aircraft. Collectively, these service agreements and the subleases are referred to as “Express Network ACMI.” We provide Polar with certain management and administrative services under a shared services agreement. In addition, Polar and Atlas provide each other with sales and ground support services under a general sales and services agreement. The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Nine Months Ended
Revenue and Expenses:	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
ACMI revenue from Polar	$67,489	$61,089	$189,169	$167,739
Other revenue from Polar	$2,837	$2,837	$8,512	$8,512
Ground handling and airport fees paid to Polar	$1,129	$280	$3,315	$840

Accounts receivable/payable as of:	September 30, 2012	December 31, 2011
Receivables from Polar	$4,009	$2,944
Payables to Polar	$882	$121

Aggregate Carrying Value of Polar Investment as of:	September 30, 2012	December 31, 2011

	$4,870	$4,870

4. Financial Instruments

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

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	September 30, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$315,789	$315,789	$315,789	$—	$—
Short-term investments	9,266	9,266	—	—	9,266
Long-term investments and accrued interest	135,702	170,649	—	—	170,649

	$460,757	$495,704	$315,789	$—	$179,915

Liabilities
Term loans	$461,465	$475,564	$—	$—	$475,564
Ex-Im Bank guaranteed notes	282,101	283,263	—	—	283,263
1998 EETCs	115,741	131,155	—	—	131,155
1999 EETCs	134,415	143,768	—	—	143,768
2000 EETCs	52,439	57,237	—	—	57,237

	$1,046,161	$1,090,987	$—	$—	$1,090,987

	December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$187,111	$187,111	$187,111	$—	$—
Short-term investments	8,097	8,097	—	—	8,097
Long-term investments and accrued interest	135,735	167,765	—	—	167,765

	$330,943	$362,973	$187,111	$—	$175,862

Liabilities
Interest rate derivatives	$24,887	$24,887	$—	$24,887	$—
Term loans	420,436	420,436	—	—	420,436
1998 EETCs	128,974	145,418	—	—	145,418
1999 EETCs	145,410	156,430	—	—	156,430
2000 EETCs	55,196	60,502	—	—	60,502

	$774,903	$807,673	$—	$24,887	$782,786

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments by contractual maturity as of:

	September 30, 2012			December 31, 2011
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value
Debt securities
Due after one but within five years	$280	$(1)	$279	$—	$—	$—
Due after five but within ten years	$135,422	$34,948	$170,370	$135,735	$32,030	$167,765

Total	$135,702	$34,947	$170,649	$135,735	$32,030	$167,765

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

As of December 31, 2011, the fair value of those forward-starting interest rate swaps was $24.9 million, offset by cash collateral of $19.9 million, resulting in a net carrying value of $5.0 million included within Accrued liabilities. We recorded unrealized pre-tax losses of $0.7 million and after-tax losses of $0.5 million in Other comprehensive loss for changes in the fair value of our forward-starting interest rate swaps for the nine months ended September 30, 2012.

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

As of September 30, 2012, there was $23.8 million of unamortized realized loss related to the forward-starting interest rate swaps remaining in Accumulated other comprehensive income (loss). We recognized $0.8 million and $1.8 million of realized loss in earnings as a component of Interest expense for the three and nine months ended September 30, 2012, respectively. Realized losses expected to be reclassified into earnings within the next 12 months are $3.1 million as of September 30, 2012.

5. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2012	December 31, 2011
Maintenance	$58,710	$54,239
Salaries, wages and benefits	27,578	43,698
Aircraft fuel	21,027	25,583
Other	52,946	51,778

Accrued liabilities	$160,261	$175,298

6. Debt

Ex-Im Bank Guaranteed Notes

On January 30, 2012, we entered into a term loan facility for up to $864.8 million with Apple Bank for Savings, guaranteed by Ex-Im Bank to finance up to six 747-8F aircraft deliveries (the “Ex-Im Bank Facility”). The Ex-Im Bank Facility consists of up to six separate term loans, each secured by a mortgage on a 747-8F aircraft. In connection with entry into the Ex-Im Bank Facility, we have agreed to pay usual and customary commitment and other fees associated with this type of financing. Borrowings under the Ex-Im Bank Facility will initially accrue interest at a variable rate, payable quarterly at LIBOR plus a margin. The Ex-Im Bank Facility provides options to refinance the loans through the issuance of bonds in the capital markets or to convert the loans to a fixed rate. The Ex-Im Bank Facility contains customary covenants and events of default. In addition, there are certain operating conditions under the Ex-Im Bank Facility that we must meet.

On May 29, 2012, we borrowed $142.0 million under the Ex-Im Bank Facility as a variable-rate loan secured by a mortgage against one 747-8F (aircraft tail number N850GT). On June 19, 2012, we refinanced the loan through the issuance of twelve-year fixed-rate notes in the amount of $142.0 million (the “First 2012 Ex-Im Guaranteed Notes”). The First 2012 Ex-Im Guaranteed Notes accrue interest at a fixed rate of 2.02% with principal and interest payable quarterly.

On July 24, 2012, we borrowed $142.7 million under the Ex-Im Bank Facility as a variable-rate loan secured by a mortgage against one 747-8F (aircraft tail number N851GT). On July 31, 2012, we refinanced the loan through the issuance of twelve-year fixed-rate notes in the amount of $142.7 million (the “Second 2012 Ex-Im Bank Guaranteed Notes”). The Second 2012 Ex-Im Bank Guaranteed Notes accrue interest at a fixed rate of 1.73% with principal and interest payable quarterly.

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

On September 5, 2012, we entered into a $26.0 million seven-year term loan with Landesbank Hessen-Thuringen Girozentrale (the “Helaba Bank Term Loan”). The Helaba Bank Term Loan is secured by a mortgage on a 737-800 (aircraft tail number MSN 29681) passenger aircraft. In connection with entry into the Helaba Bank Term Loan, we paid usual and customary fees. The Helaba Bank Term Loan accrues interest at a fixed rate of 4.27% with principal and interest payable semi-annually and contains customary covenants and events of default.

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

The ACMI segment provides aircraft, crew, maintenance and insurance services to customers. Also included in the ACMI segment are the results of operations for CMI. CMI provides crew, maintenance and insurance services, with the customer providing the aircraft. Under ACMI and CMI contracts, customers guarantee a monthly level of operation at a predetermined rate for a defined period of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel. The Direct Contribution from Express Network ACMI flying is included in ACMI.

The AMC Charter segment primarily provides full planeload charter flights to the U.S. Military Air Mobility Command (“AMC”). In addition to cargo flights, the AMC Charter segment includes passenger flights, which we began providing in the second quarter of 2011. We also earn commissions on subcontracting certain flying of oversized cargo and less than full planeload missions, or in connection with flying cargo into areas of military conflict where we cannot perform the services on our own. Revenue from the AMC Charter business is typically derived from one-year contracts on a cost-plus basis with the AMC. Our current AMC contract runs from October 1, 2012 through September 30, 2013. Although we are responsible for the direct operating costs of the aircraft, the price paid for fuel consumed during AMC flights is fixed by the U.S. Military. We receive reimbursement from the AMC each month if the price of fuel paid by us to vendors for AMC missions exceeds the fixed price. Alternatively, if the price of fuel paid by us is less than the fixed price, we pay the difference to the AMC each month.

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable business segments reconciled to Operating Income and Income before Income Taxes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Operating Revenue:
ACMI	$177,722	$163,406	$492,846	$469,883
AMC Charter	117,377	122,581	376,685	316,230
Commercial Charter	108,078	70,353	305,852	206,956
Dry Leasing	3,057	3,065	8,864	6,742
Other	3,017	3,471	9,013	10,246

Total Operating Revenue	$409,251	$362,876	$1,193,260	$1,010,057

Direct Contribution:
ACMI	$51,625	$40,503	$116,573	$101,268
AMC Charter	25,437	21,888	76,002	55,887
Commercial Charter	3,602	7,223	15,559	25,091
Dry Leasing	1,378	1,387	3,967	3,400

Total Direct Contribution for Reportable Segments	82,042	71,001	212,101	185,646

Add back (subtract):
Unallocated income and expenses	(28,623)	(25,358)	(91,623)	(84,239)
Loss on early extinguishment of debt	(143)	—	(285)	—
Gain on disposal of aircraft	1,058	163	2,417	464

Income before Income Taxes	54,334	45,806	122,610	101,871

Add back (subtract):
Interest income	(4,833)	(5,004)	(14,629)	(15,200)
Interest expense	17,004	9,801	46,598	30,009
Capitalized interest	(4,052)	(6,982)	(16,356)	(18,584)
Loss on early extinguishment of debt	143	—	285	—
Other (income) expense, net	(331)	(121)	454	(485)

Operating Income	$62,265	$43,500	$138,962	$97,611

We are exposed to a significant concentration of revenue to the AMC and Polar (see Note 3). No other customer accounted for 10.0% or more of our Total Operating Revenue. Accounts receivable from the AMC were $17.0 million and $21.5 million at September 30, 2012 and December 31, 2011, respectively. We have not experienced credit issues with either of these customers.

8. Commitments and Contingencies

In 2006, we entered into an agreement with The Boeing Company (“Boeing”) providing for the purchase of 12 747-8F aircraft (the “Boeing 747-8F Agreement”). In September 2011, we exercised our termination rights in connection with three early build 747-8F aircraft, reducing our order to nine. In addition, the Boeing 747-8F Agreement provided us with rights to purchase up to an additional 13 747-8F aircraft.

As of September 30, 2012, we purchased and took delivery of five of the nine aircraft on order. Estimated remaining expenditures under the Boeing 747-8F Agreement as of September 30, 2012, including estimated amounts for contractual price escalations and delivery payments, are $209.4 million for the remainder of 2012 and $212.5 million in 2013.

9. Legal Proceedings

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $9.7 million and $5.3 million, respectively, plus interest based on September 30, 2012 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as necessary. In the pending claim for $9.7 million, we received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $6.3 million as of September 30, 2012 and $6.5 million as of December 31, 2011, and are included in Deposits and other assets.

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

10. Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for the three and nine months ended September 30, 2012 and 2011 were de minimis and excluded.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Net Income Attributable to Common Stockholders	$33,858	$28,206	$77,545	$62,570

Denominator:
Basic EPS weighted average shares outstanding	26,443	26,291	26,410	26,201
Effect of dilutive stock options and restricted stock	137	161	117	215

Diluted EPS weighted average shares outstanding	26,580	26,452	26,527	26,416

EPS:
Basic	$1.28	$1.07	$2.94	$2.39

Diluted	$1.27	$1.07	$2.92	$2.37

Diluted shares reflect the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include restricted shares and units in which performance or market conditions were not satisfied of 0.4 million for the three and nine months ended September 30, 2012 and 0.3 million for the three and nine months ended September 30, 2011.

11. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2011	$(15,853)	$170	$(15,683)
Net change in fair value	(713)	—	(713)
Reclassification into earnings	1,849	—	1,849
Translation adjustment	—	122	122
Tax effect	(398)	60	(338)

Balance as of September 30, 2012	$(15,115)	$352	$(14,763)

12. Income Taxes

Our effective income tax rates were 36.4% and 38.1% for the three months ended September 30, 2012 and 2011, respectively, and were 37.4% and 37.9% for the nine months ended September 30, 2012 and 2011, respectively. The effective rates differ from the U.S. federal statutory rate due to the income tax impact of global operations, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to our projected operating results for the year. For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

In June and July 2012, we resolved income tax examinations in Hong Kong for the periods 2001 through 2010. The resolution of these income tax examinations favorably impacted the effective income tax rate for the third quarter and for the full year of 2012.

13. Subsequent Event

On October 1, 2012, we purchased a 747-8F (aircraft tail number N852GT) and borrowed $142.8 million under the Ex-Im Bank Facility as a variable-rate loan secured by a mortgage against that aircraft. On October 10, 2012, we refinanced the loan through the issuance of twelve-year fixed-rate notes in the amount of $142.8 million (the “Third 2012 Ex-Im Bank Guaranteed Notes”). The Third 2012 Ex-Im Bank Guaranteed Notes accrue interest at a fixed rate of 1.56% with principal and interest payable quarterly.

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

•	Dry Leasing, whereby we provide aircraft and/or engine leasing solutions.

We look to achieve our growth plans to enhance stakeholder value by:

•	Delivering superior service quality to our valued customers;

•	Aggressively managing our fleet with a focus on modern, efficient aircraft;

•	Diversifying our service offerings;

•	Focusing on securing long-term customer contracts;

•	Driving significant and ongoing efficiencies and productivity improvements;

•	Selectively pursuing and evaluating future acquisitions and alliances; and

•	Building our brand and increasing our market share.

See “Business Overview” and “Business Strategy” in our 2011 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first nine months of 2012, compared to the same period in 2011, were positively impacted by the following events:

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

•

Between March and June 2012, we began CMI flying the first three of five 767 freighters owned by DHL in its North American network. In July 2012, we began flying the fourth and expect the fifth to be placed in service during the fourth quarter of 2012.

•	In May and July 2012, we took delivery of two 747-8F aircraft that we placed in service with Panalpina Air & Ocean Ltd (“Panalpina”) under an ACMI agreement, which replaced two 747-400F aircraft.

•	In June 2012, we began ACMI flying a 747-400F aircraft for Etihad Airways (“Etihad”). Under the ACMI agreement, we provided Etihad with the first 747-400F aircraft in its global network.

•

In July 2012, we began ACMI flying an additional 747-400F aircraft for Polar and DHL to operate in Express Network ACMI. This increased the size of our Express Network ACMI flying for DHL from eight to nine aircraft.

In October 2012, we purchased our sixth 747-8F aircraft and placed it into ACMI service with Polar and DHL, replacing a 747-400 aircraft. We have also placed our seventh 747-8F aircraft with Polar and DHL under an ACMI agreement and expect it to be delivered and placed in service during the fourth quarter of 2012.

In May 2011, we began flying passenger charters for the U.S. Military. These charters are generally similar to our AMC cargo charters in that the AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs. In May 2012, we placed in service a third 767-300ER passenger aircraft. This increased the size of our passenger service for the AMC to two 747-400 and three 767-300ER passenger aircraft. The increase in AMC passenger Block Hours was due to flying more domestic and international AMC missions, which more than offset the decrease in demand for AMC cargo Block Hours during 2012.

Commercial Charter Block Hours have increased significantly during 2012, reflecting the deployment of 747-400 cargo aircraft in lieu of retired 747-200 aircraft, an additional 747-400 cargo aircraft into South America and 747-400 aircraft from ACMI during remarketing periods. However, Commercial Charter Yields have been negatively impacted by increased global air cargo capacity and softer demand. In addition to providing passenger charters to the AMC, we are utilizing our new passenger aircraft for both public and private Commercial Charter passenger flights.

In July 2012, Titan purchased a Boeing 737-300 cargo aircraft that is being dry leased to a customer on a long-term basis.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the three months ended September 30:

	2012	2011	Increase / (Decrease)	Percent Change
Block Hours
ACMI	28,451	26,426	2,025	7.7%
AMC Charter:
Cargo	2,283	4,566	(2,283)	(50.0)%
Passenger	3,882	467	3,415	NM
Commercial Charter	5,331	3,358	1,973	58.8%
Other	277	366	(89)	(24.3)%

Total Block Hours	40,224	35,183	5,041	14.3%

Revenue Per Block Hour
ACMI	$6,247	$6,184	$63	1.0%
AMC Charter	$19,039	$24,355	$(5,316)	(21.8)%
Cargo	$19,853	$24,186	$(4,333)	(17.9)%
Passenger	$18,561	$26,013	$(7,452)	(28.6)%
Commercial Charter	$20,273	$20,951	$(678)	(3.2)%
Fuel
AMC
Average fuel cost per gallon	$2.67	$3.97	$(1.30)	(32.7)%
Fuel gallons consumed (000s)	15,357	16,108	(751)	(4.7)%
Commercial Charter
Average fuel cost per gallon	$3.29	$3.20	$0.09	2.8%
Fuel gallons consumed (000s)	17,637	12,414	5,223	42.1%
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	4.7	—	4.7	NM
747-400 Cargo	16.5	20.5	(4.0)	(19.5)%
747-200 Cargo	—	0.1	(0.1)	NM
767-200 Cargo	3.8	—	3.8	NM
747-400 Passenger	1.0	1.0	—	NM

Total	26.0	21.6	4.4	20.4%
AMC Charter
747-400 Cargo	2.7	1.8	0.9	50.0%
747-200 Cargo	—	3.5	(3.5)	NM
747-400 Passenger	1.8	1.0	0.8	80.0%
767-300 Passenger	2.9	—	2.9	NM

Total	7.4	6.3	1.1	17.5%

	2012	2011	Increase / (Decrease)	Percent Change
Commercial Charter
747-400 Cargo	5.9	2.1	3.8	181.0%
747-200 Cargo	—	1.4	(1.4)	NM
747-400 Passenger	0.2	—	0.2	NM
767-300 Passenger	0.1	—	0.1	NM

Total	6.2	3.5	2.7	77.1%
Dry Leasing
757-200 Cargo	1.0	1.0	—	NM
737-300 Cargo	0.8	—	0.8	NM
737-800 Passenger	2.0	2.0	—	NM

Total	3.8	3.0	0.8	26.7%

Total Operating Aircraft	43.4	34.4	9.0	26.2%

Out-of-service**	—	0.5	(0.5)	NM

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft in 2011 were completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.

Operating Revenue

The following table compares our Operating Revenue for the three months ended September 30 (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$177,722	$163,406	$14,316	8.8%
AMC Charter	117,377	122,581	(5,204)	(4.2)%
Commercial Charter	108,078	70,353	37,725	53.6%
Dry Leasing	3,057	3,065	(8)	NM
Other	3,017	3,471	(454)	(13.1)%

Total Operating Revenue	$409,251	$362,876	$46,375	12.8%

ACMI revenue increased $14.3 million, or 8.8%, primarily due to the entry of 747-8F aircraft into service and increased CMI flying, partially offset by the redeployment of 747-400 aircraft into other segments. ACMI Revenue per Block Hour was $6,247 for the third quarter of 2012, compared to $6,184 in 2011, an increase of $63 per Block Hour, or 1.0% reflecting the impact of higher rates for the 747-8F aircraft, which began flying during the fourth quarter of 2011, with additional aircraft beginning to fly in both the second and third quarters of 2012, partially offset by the impact of lower rates for CMI flying. ACMI Block Hours were 28,451 for the third quarter of 2012, compared to 26,426 in 2011, representing an increase of 2,025 Block Hours, or 7.7%. The increase in Block Hours was primarily driven by the start-up of CMI flying of four 767 cargo aircraft for DHL during 2012 and an increase in the CMI flying of modified 747-400 freighter aircraft (“Dreamlifters”) for Boeing.

AMC Charter revenue decreased $5.2 million, or 4.2%, primarily driven by a reduction in AMC Charter Cargo revenue and a decrease in the “pegged” fuel price, partially offset by increased AMC Charter Passenger flying. AMC Charter Block Hours were 6,165 for the third quarter of 2012 compared to 5,033 in 2011, an increase of 1,132 Block Hours, or 22.5%. The increase in AMC Charter Block Hours was due to 3,415 incremental AMC Charter Passenger Block Hours from flying four additional passenger aircraft in 2012 resulting in $59.9 million of increased revenue, partially offset by a decrease of 2,283 AMC Charter Cargo Block Hours driven by reduced cargo demand from the AMC. AMC Charter Revenue per Block Hour was $19,039 for the third quarter of 2012 compared to $24,355 in 2011, a decrease of $5,316 per Block Hour, or 21.8%, due to a decrease in AMC Charter Cargo Revenue per Block Hour and a higher volume of passenger flying on smaller 767 aircraft. AMC Charter Cargo Revenue per Block Hour was $19,853 for the third quarter of 2012 compared to $24,186 in 2011, a decrease of $4,333 per Block Hour, or 17.9%. This decrease was driven by a lower average “pegged” fuel price impacting the third quarter of 2012 and a reduction in the number of one-way AMC missions. For the third quarter of 2012, the AMC average “pegged” fuel price was $2.67 per gallon compared to $3.97 in 2011. The “pegged” fuel price is set by the AMC and the impact to revenue from changes in the “pegged” fuel price is generally offset by a corresponding impact to fuel expense. These decreases were partially offset by an increase in premiums earned on flying additional, more efficient 747-400 cargo aircraft during the third quarter of 2012 in place of less efficient 747-200 aircraft in 2011.

Commercial Charter revenue increased $37.7 million, or 53.6%, due to an increase in Block Hours, partially offset by a decrease in Revenue per Block Hour. Commercial Charter Block Hours were 5,331 in the third quarter of 2012, compared to 3,358 in 2011, representing an increase of 1,973 Block Hours, or 58.8%. The increase in Block Hours was primarily due to the deployment of 747-400 cargo aircraft in lieu of retired 747-200 aircraft, an additional 747-400 cargo aircraft in South America and 747-400 aircraft from ACMI during remarketing periods. Revenue per Block Hour was $20,273 in the third quarter of 2012, compared to $20,951 in 2011, a decrease of $678 per Block Hour, or 3.2%, which reflects the impact of lower Yields on increased global air cargo capacity combined with softer demand during the third quarter of 2012 compared to 2011 and a reduction in Commercial Charter return legs due to fewer AMC one-way missions.

Dry Leasing revenue was relatively unchanged.

Operating Expenses

The following table compares our Operating Expenses for the three months ended September 30 (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$99,080	$103,663	$(4,583)	(4.4)%
Salaries, wages and benefits	71,386	61,911	9,475	15.3%
Maintenance, materials and repairs	40,524	47,770	(7,246)	(15.2)%
Aircraft rent	44,133	41,055	3,078	7.5%
Passenger and ground handling services	18,711	7,836	10,875	138.8%
Depreciation and amortization	16,612	9,964	6,648	66.7%
Navigation fees, landing fees and other rent	15,153	12,813	2,340	18.3%
Travel	14,746	11,284	3,462	30.7%
Gain on disposal of aircraft	(1,058)	(163)	895	NM
Other	27,699	23,243	4,456	19.2%

Total Operating Expenses	$346,986	$319,376

Aircraft fuel decreased $4.6 million, or 4.4%, due to approximately $20.8 million in fuel price decreases, partially offset by $16.2 million in increased consumption. The average fuel price per gallon for the AMC Charter business was $2.67 in the third quarter of 2012, compared to $3.97 in 2011, a decrease of 32.7%. AMC fuel consumption decreased by 0.8 million gallons, or 4.7%, primarily reflecting the use of more efficient, twin-engine 767 passenger aircraft and 747-400 cargo aircraft during the third quarter of 2012 in comparison to less efficient 747-200 cargo aircraft used in 2011, partially offset by an increase in Block Hours operated. Commercial Charter fuel consumption increased by 5.2 million gallons, or 42.1%, primarily driven by the increase in Block Hours operated, partially offset by the use of more efficient 747-400 aircraft during the third quarter of 2012 in place of less efficient 747-200 aircraft in 2011. The average fuel price per gallon for the Commercial Charter business was $3.29 for the third quarter of 2012, compared to $3.20 in 2011, an increase of 2.8%. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $9.5 million, or 15.3%, primarily driven by higher Block Hours, increased wages for crew and hiring additional employees to support our new aircraft.

Maintenance, materials and repairs decreased $7.2 million, or 15.2%, driven by a reduction in maintenance expense of $7.7 million for 747-200 aircraft and $3.8 million for 747-400 aircraft, partially offset by an increase of $4.3 million for other aircraft. Heavy Maintenance expense on 747-400 aircraft decreased approximately $2.6 million primarily due to a decrease in engine overhaul expense compared to 2011. Heavy Maintenance expense on 747-200 aircraft decreased approximately $5.6 million due to the retirement of this fleet during the first quarter of 2012. Non-heavy Maintenance expense on 747-400 aircraft decreased $1.8 million. Line Maintenance expense increased $0.6 million for 747-400 aircraft and $4.3 million for 747-8F and 767 aircraft. Line Maintenance expense decreased $2.1 million on 747-200 aircraft due to the retirement of this fleet during the first quarter of 2012. Heavy airframe maintenance events and engine overhauls for the three months ended September 30 were:

	2012	2011	Increase / (Decrease)
Heavy Maintenance Events
747-400 C Checks	2	2	—
747-400 D Checks	1	1	—
747-200 C Checks	—	2	(2)
CF6-80 engine overhauls	3	4	(1)

Aircraft rent increased $3.1 million, or 7.5%, primarily due to subcontracting certain Commercial Charter flights with our ACMI customers during the third quarter of 2012, partially offset by our return of a 747-400 passenger aircraft in December 2011.

Passenger and ground handling services increased $10.9 million, or 138.8%, primarily due to passenger catering and contract services for flight attendants related to increased passenger flying during 2012. We reclassified passenger catering and contract services for flight attendants from Other operating expenses to Passenger and ground handling services and reclassified previously reported amounts to conform to the current period’s presentation.

Depreciation and amortization increased $6.6 million, or 66.7%, due to additional operating aircraft in 2012.

Navigation fees, landing fees and other rent increased $2.3 million, or 18.3%, primarily due to increased flying during the third quarter of 2012.

Travel increased $3.5 million, or 30.7%, primarily due to increased travel for flight attendants and crew related to increased flying during the third quarter of 2012.

Gain on disposal of aircraft resulted from the sale of a retired 747-200 engine during 2012.

Other increased $4.5 million, or 19.2%, primarily due to increases in commissions on AMC Charter flying, taxes on domestic passenger flights and increased insurance due to additional operating aircraft.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended September 30 (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(4,833)	$(5,004)	$(171)	(3.4)%
Interest expense	17,004	9,801	7,203	73.5%
Capitalized interest	(4,052)	(6,982)	(2,930)	(42.0)%
Loss on early extinguishment of debt	143	—	143	NM
Other (income) expense, net	(331)	(121)	210	173.6%

Interest expense increased $7.2 million, or 73.5%, primarily due to an increase in our average debt balances related to financing three 747-8F aircraft in the fourth quarter of 2011, one in the second quarter of 2012 and one in the third quarter of 2012.

Capitalized interest decreased $2.9 million, or 42.0%, resulting from 747-8F aircraft that entered service.

Income taxes. Our effective income tax rates were 36.4% for the three months ended September 30, 2012 and 38.1% for the three months ended September 30, 2011. In July 2012, we resolved income tax examinations in Hong Kong for the periods 2002 through 2010 that favorably impacted the effective income tax rate during the third quarter of 2012.

Segments

The following table compares the Direct Contribution of our reportable segments (see Note 7 to our Financial Statements for the reconciliation to Operating income) for the three months ended September 30 (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$51,625	$40,503	$11,122	27.5%
AMC Charter	25,437	21,888	3,549	16.2%
Commercial Charter	3,602	7,223	(3,621)	(50.1)%
Dry Leasing	1,378	1,387	(9)	(0.6)%

Total Direct Contribution	$82,042	$71,001	$11,041	15.6%

Unallocated income and expenses	$28,623	$25,358	$3,265	12.9%

ACMI Segment

Direct Contribution related to the ACMI segment increased $11.1 million, or 27.5%, primarily due to higher rates per Block Hour and lower maintenance expense for our new 747-8F aircraft flown during 2012. Partially offsetting these improvements was an increase in crew costs.

AMC Charter Segment

Direct Contribution related to the AMC Charter segment increased $3.5 million, or 16.2%, primarily due to increased passenger Block Hours and lower Heavy Maintenance from the deployment of 747-400 aircraft into this segment in place of 747-200 aircraft flown during the third quarter of 2011. Partially offsetting these items were a decrease in cargo Block Hours resulting from lower AMC cargo demand, a reduction in the number of one-way AMC missions and increases in crew costs, volume-driven operating expenses and aircraft ownership costs from the deployment of 747-400 aircraft into this segment in place of 747-200 aircraft.

Commercial Charter Segment

Direct Contribution related to the Commercial Charter segment decreased $3.6 million, or 50.1%, primarily due to a decrease in Revenue per Block Hour, partially offset by increased Block Hours. The decrease in Commercial Charter Revenue per Block Hour was driven by an increase in global air cargo capacity combined with softer demand and a reduction in Commercial Charter return legs due to fewer AMC one-way missions. The increase in Block Hours was primarily due to the deployment of 747-400 cargo aircraft in lieu of retired 747-200 aircraft, an additional 747-400 cargo aircraft in South America and 747-400 aircraft from ACMI during remarketing periods. In addition, Commercial Charter Direct Contribution was negatively impacted by increases in volume-driven operating expenses, crew costs and aircraft ownership costs from the deployment of 747-400 aircraft into this segment in place of 747-200 aircraft.

Dry Leasing Segment

Direct Contribution related to the Dry Leasing segment was relatively unchanged.

Unallocated income and expenses

Unallocated income and expenses increased $3.3 million, or 12.9%, primarily due to a reduction in capitalized interest on 747-8F aircraft that entered service and an increase in ground staff costs to support new aircraft types introduced into the fleet in 2012.

Nine Months Ended September 30, 2012 and 2011

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the nine months ended September 30:

	2012	2011	Increase / (Decrease)	Percent Change
Block Hours
ACMI	78,698	76,313	2,385	3.1%
AMC Charter:
Cargo	8,152	13,443	(5,291)	(39.4)%
Passenger	9,121	644	8,477	NM
Commercial Charter	14,761	9,736	5,025	51.6%
Other	908	797	111	13.9%

Total Block Hours	111,640	100,933	10,707	10.6%

Revenue Per Block Hour
ACMI	$6,262	$6,157	$105	1.7%
AMC Charter	$21,808	$22,448	$(641)	(2.9)%
Cargo	$23,771	$22,204	$1,567	7.1%
Passenger	$20,053	$27,550	$(7,497)	(27.2)%
Commercial Charter	$20,720	$21,257	$(537)	(2.5)%
Fuel
AMC
Average fuel cost per gallon	$3.27	$3.56	$(0.29)	(8.1)%
Fuel gallons consumed (000s)	44,909	45,571	(662)	(1.5)%
Commercial Charter
Average fuel cost per gallon	$3.34	$3.25	$0.09	2.8%
Fuel gallons consumed (000s)	49,256	35,663	13,593	38.1%
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	3.7	—	3.7	NM
747-400 Cargo	16.7	20.4	(3.7)	(18.1)%
747-200 Cargo	—	0.2	(0.2)	NM
767-200 Cargo	1.8	—	1.8	NM
747-400 Passenger	1.1	1.0	0.1	10.0%

Total	23.3	21.6	1.7	7.9%
AMC Charter
747-400 Cargo	3.1	1.3	1.8	138.5%
747-200 Cargo	0.2	3.9	(3.7)	(94.9)%
747-400 Passenger	1.7	0.5	1.2	240.0%
767-300 Passenger	2.3	—	2.3	NM

Total	7.3	5.7	1.6	28.1%
Commercial Charter
747-400 Cargo	5.3	1.9	3.4	178.9%
747-200 Cargo	0.2	1.5	(1.3)	(86.7)%
747-400 Passenger	0.2	—	0.2	NM
767-300 Passenger	0.2	—	0.2	NM

Total	5.9	3.4	2.5	73.5%
Dry Leasing
757-200 Cargo	1.0	1.0	—	NM
737-300 Cargo	0.3	—	0.3	NM
737-800 Passenger	2.0	1.0	1.0	100.0%

Total	3.3	2.0	1.3	65.0%

Total Operating Aircraft	39.8	32.7	7.1	21.7%

Out-of-service**	—	0.5	(0.5)	NM

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.

Operating Revenue

The following table compares our Operating Revenue for the nine months ended September 30 (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$492,846	$469,883	$22,963	4.9%
AMC Charter	376,685	316,230	60,455	19.1%
Commercial Charter	305,852	206,956	98,896	47.8%
Dry Leasing	8,864	6,742	2,122	31.5%
Other	9,013	10,246	(1,233)	(12.0)%

Total Operating Revenue	$1,193,260	$1,010,057	$183,203	18.1%

ACMI revenue increased $23.0 million, or 4.9%, primarily due to the entry of 747-8F aircraft into service and increased CMI flying, partially offset by the redeployment of 747-400 aircraft into other segments. ACMI Revenue per Block Hour was $6,262 in 2012, compared to $6,157 in 2011, an increase of $105 per Block Hour, or 1.7%. The increase in Revenue per Block Hour primarily reflects the impact of higher rates for 747-8F aircraft, which began flying during the fourth quarter of 2011, with additional aircraft beginning to fly in both the second and third quarters of 2012. Partially offsetting this increase was the impact of lower rates for CMI flying in 2012. ACMI Block Hours were 78,698 for the first three quarters of 2012, compared to 76,313 in 2011, an increase of 2,385 Block Hours, or 3.1%. The increase in Block Hours was primarily driven by the start-up of CMI flying of four 767 cargo aircraft for DHL during 2012 and an increase in CMI flying of Dreamlifters for Boeing. Partially offsetting these increases were the return of two 747-400 cargo aircraft during the second quarter of 2012, which were temporarily redeployed to other segments. The two aircraft were subsequently redeployed to Etihad in June 2012 and DHL in July 2012.

AMC Charter revenue increased $60.5 million, or 19.1%, driven by increased AMC Charter Passenger flying that began in May 2011, partially offset by a reduction in AMC Charter Cargo revenue. AMC Charter Block Hours were 17,273 in 2012 compared to 14,087 in 2011, an increase of 3,186 Block Hours, or 22.6%. The increase in AMC Charter Block Hours was due to 8,477 incremental AMC Charter Passenger Block Hours from flying four additional passenger aircraft in 2012 resulting in $165.2 million of increased revenue, partially offset by a decrease of 5,291 AMC Charter Cargo Block Hours driven by reduced cargo demand from the AMC. AMC Charter Revenue per Block Hour was $21,808 in 2012 compared to $22,448 in 2011, a decrease of $641 per Block Hour, or 2.9%, due to a higher volume of passenger flying on smaller 767 aircraft, a decrease in the average “pegged” fuel price and a reduction in the number of one-way AMC missions. Partially offsetting these items were premiums earned on flying additional, more efficient 747-400 cargo aircraft during the first three quarters of 2012 in place of less efficient 747-200 aircraft in 2011. For the first three quarters of 2012, the AMC average “pegged” fuel price was $3.27 per gallon compared to $3.56 in 2011. The “pegged” fuel price is set by the AMC and the impact to revenue from changes in the “pegged” fuel price is generally offset by a corresponding impact to fuel expense.

Commercial Charter revenue increased $98.9 million, or 47.8%, due to an increase in Block Hours, partially offset by a decrease in Revenue per Block Hour. Commercial Charter Block Hours were 14,761 in 2012, compared to 9,736 in 2011, representing an increase of 5,025 Block Hours, or 51.6%. The increase in Block Hours was primarily due to the deployment of 747-400 cargo aircraft in lieu of retired 747-200 aircraft, an additional 747-400 cargo aircraft in South America and 747-400 aircraft from ACMI during remarketing periods. In addition, we were able to utilize our passenger aircraft for sporting event, concert tour and other private charters. Revenue per Block Hour was $20,720 in the first three quarters of 2012, compared to $21,257 in 2011, a decrease of $537 per Block Hour, or 2.5%, which reflects the impact of lower Yields on increased global air cargo capacity and softer demand during 2012 compared to 2011 and the impact of a reduction in Commercial Charter return legs due to fewer AMC one-way missions.

Dry Leasing revenue increased $2.1 million, or 31.5%, primarily due to dry leasing two additional aircraft in the second quarter of 2011.

Operating Expenses

The following table compares our Operating Expenses for the nine months ended September 30 (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$311,414	$278,188	$33,226	11.9%
Salaries, wages and benefits	215,640	185,173	30,467	16.5%
Maintenance, materials and repairs	136,875	144,699	(7,824)	(5.4)%
Aircraft rent	126,309	120,976	5,333	4.4%
Passenger and ground handling services	50,100	21,338	28,762	134.8%
Depreciation and amortization	44,792	27,069	17,723	65.5%
Navigation fees, landing fees and other rent	44,090	36,756	7,334	20.0%
Travel	42,189	30,328	11,861	39.1%
Gain on disposal of aircraft	(2,417)	(464)	1,953	NM
Other	85,306	68,383	16,923	24.7%

Total Operating Expenses	$1,054,298	$912,446

Aircraft fuel increased $33.2 million, or 11.9%, due to approximately $44.3 million in increased consumption, partially offset by $11.1 million in fuel price decreases. Commercial Charter fuel consumption increased by 13.6 million gallons, or 38.1%, primarily driven by the increase in Block Hours operated, partially offset by the use of more efficient 747-400 aircraft during the first nine months of 2012 in comparison to less efficient 747-200 aircraft used in 2011. The average fuel price per gallon for the Commercial Charter business was $3.34 for the first nine months of 2012, compared to $3.25 in 2011, an increase of 2.8%. AMC fuel consumption decreased by 0.7 million gallons, or 1.5%, reflecting the increase in Block Hours operated, partially offset by the use of more efficient, twin-engine 767 passenger aircraft and 747-400 cargo aircraft during the first nine months of 2012 in place of less efficient 747-200 cargo aircraft in 2011. The average fuel price per gallon for the AMC Charter business was $3.27 for the first nine months of 2012, compared to $3.56 in 2011, a decrease of 8.1%. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $30.5 million, or 16.5%, primarily driven by higher Block Hours, increased wages for crew and hiring additional employees to support our new aircraft.

Maintenance, materials and repairs decreased by $7.8 million, or 5.4%, driven by a reduction in maintenance expense of $26.0 million for 747-200 aircraft, partially offset by increases of $7.7 million for 747-400 aircraft and $10.5 million for other aircraft. Heavy Maintenance expense on 747-400 aircraft increased approximately $2.0 million due to an increase in the number of C Checks and additional maintenance expense on engines, partially offset by a reduction in D Checks compared to 2011. Heavy Maintenance expense on 747-200 aircraft decreased approximately $16.7 million due to the retirement of this fleet during the first quarter of 2012. Non-heavy Maintenance expense on 747-400 aircraft increased $0.1 million. Line Maintenance expense increased $5.6 million for 747-400 aircraft and $10.5 million for 747-8F and 767 aircraft. Line Maintenance expense decreased $9.3 million on 747-200 aircraft due to the retirement of this fleet during the first quarter of 2012. Heavy airframe maintenance events and engine overhauls for the first nine months ended September 30 were:

Heavy Maintenance Events	2012	2011	Increase / (Decrease)
747-400 C Checks	11	6	5
747-400 D Checks	3	5	(2)
747-200 C Checks	—	4	(4)
CF6-80 engine overhauls	14	12	2
CF6-50 engine overhauls	—	2	(2)

Aircraft rent increased $5.3 million, or 4.4%, primarily due to subcontracting certain Commercial Charter flights with our ACMI customers during the second and third quarters of 2012, partially offset by the purchase of engines in 2012 that were previously leased.

Passenger and ground handling services increased $28.8 million, or 134.8%, primarily due to increased passenger catering and contract services for flight attendants related to increased passenger flying, which began in May 2011. We reclassified passenger catering and contract services for flight attendants from Other operating expenses to Passenger and ground handling services and reclassified previously reported amounts to conform to the current period’s presentation.

Depreciation and amortization increased $17.7, or 65.5%, primarily due to additional operating aircraft in 2012.

Navigation fees, landing fees and other rent increased $7.3 million, or 20.0%, primarily due to increased flying during 2012.

Travel increased $11.9 million, or 39.1%, primarily due to increased travel for flight attendants and crew related to increased flying during 2012.

Gain on disposal of aircraft resulted from the sale of retired 747-200 airframes and engines during 2012.

Other increased $16.9 million, or 24.7%, primarily due to increases in commissions for higher AMC Charter Revenue, taxes on domestic passenger flights, increased insurance due to additional operating aircraft and increased flight simulator training for our 767 crew.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the nine months ended September 30 (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(14,629)	$(15,200)	$(571)	(3.8)%
Interest expense	46,598	30,009	16,589	55.3%
Capitalized interest	(16,356)	(18,584)	(2,228)	(12.0)%
Loss on early extinguishment of debt	285	—	285	NM
Other (income) expense, net	454	(485)	(939)	NM

Interest expense increased $16.6 million, or 55.3%, primarily due to an increase in our average debt balances related to the financing of three 747-8F aircraft during the fourth quarter of 2011 and two 747-8F aircraft during the first nine months of 2012.

Capitalized interest decreased $2.2 million, or 12.0%, resulting from 747-8F aircraft that entered service.

Other (income) expense, net decreased $0.9 million, primarily due to an unrealized loss on a foreign currency denominated deposit in Brazil. See Note 9 for further discussion.

Income taxes. Our effective income tax rates were 37.4% for the nine months ended September 30, 2012 and 37.9% for the nine months ended September 30, 2011. In June and July 2012, we resolved income tax examinations in Hong Kong for the periods 2001 through 2010 that favorably impact the effective income tax rate for 2012.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 7 to our Financial Statements for the reconciliation to Operating income) for the nine months ended September 30 (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$116,573	$101,268	$15,305	15.1%
AMC Charter	76,002	55,887	20,115	36.0%
Commercial Charter	15,559	25,091	(9,532)	(38.0)%
Dry Leasing	3,967	3,400	567	16.7%

Total Direct Contribution	$212,101	$185,646	$26,455	14.3%

Unallocated income and expenses	$91,623	$84,239	$7,384	8.8%

ACMI Segment

Direct Contribution related to the ACMI segment increased $15.3 million, or 15.1%, primarily due to higher rates per Block Hour and lower maintenance expense for our new 747-8F aircraft flown during the first three quarters of 2012. Partially offsetting these improvements was an increase in crew costs.

AMC Charter Segment

Direct Contribution related to the AMC Charter segment increased $20.1 million, or 36.0%, primarily due to increased passenger Block Hours, as well as lower Heavy Maintenance from the deployment of 747-400 aircraft into this segment in place of 747-200 aircraft flown during the third quarter of 2011. Partially offsetting these items were a decrease in cargo Block Hours resulting from lower AMC cargo demand, a reduction in the number of one-way AMC missions and increases in crew costs, volume-driven operating expenses and aircraft ownership costs from the deployment of 747-400 aircraft into this segment in place of 747-200 aircraft.

Commercial Charter Segment

Direct Contribution related to the Commercial Charter segment decreased $9.5 million, or 38.0%, primarily due to a reduction in Revenue per Block Hour driven by an increase in global air cargo capacity combined with softer demand, a reduction in Commercial Charter return legs due to fewer AMC one-way missions and the higher cost of operating an inefficient 747-200 fleet size during the first quarter of 2012. Partially offsetting these items was an increase in Block Hours, primarily due to the deployment of 747-400 aircraft in lieu of retired 747-200 aircraft, an additional 747-400 cargo aircraft in South America and 747-400 aircraft from ACMI during remarketing periods. In addition, Commercial Charter Direct Contribution was negatively impacted by increases in aircraft ownership costs from the deployment of 747-400 aircraft into this segment in place of 747-200 aircraft and crew costs.

Dry Leasing Segment

Direct Contribution related to the Dry Leasing segment increased primarily due to dry leasing two additional aircraft in the second quarter of 2011.

Unallocated income and expenses

Unallocated income and expenses increased $7.4 million, or 8.8%, primarily due to incremental employee costs related to the retirement of our 747-200 fleet, a reduction in capitalized interest on 747-8F aircraft that entered service and an increase in ground staff costs to support the expansion of our aircraft operating fleet in 2012, partially offset by a reduction in pre-operating expense related to the introduction of new aircraft types in 2011.

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

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP measures (in thousands, except per share data):

	For the Three Months Ended
	September 30, 2012	September 30, 2011	Percent Change
Net Income Attributable to Common Stockholders	$33,858	$28,206	20.0%
After-tax impact from:
Fleet retirement costs*	125	—
Pre-operating expenses**	—	2,291
Loss on early extinguishment of debt	91	—
Gain on disposal of aircraft	(674)	(104)

Adjusted Net Income Attributable to Common Stockholders	$33,400	$30,393	9.9%

Diluted EPS	$1.27	$1.07	18.7%
After-tax impact from:
Fleet retirement costs*	0.00	—
Pre-operating expenses**	—	0.09
Loss on early extinguishment of debt	0.00	—
Gain on disposal of aircraft	(0.03)	(0.00)

Adjusted Diluted EPS	$1.26 †	$1.15 †	9.6%

	For the Nine Months Ended
	September 30, 2012	September 30, 2011	Percent Change
Net Income Attributable to Common Stockholders	$77,545	$62,570	23.9%
After-tax impact from:
Fleet retirement costs*	2,093	—
Pre-operating expenses**	—	6,834
Loss on early extinguishment of debt	182	—
Gain on disposal of aircraft	(1,540)	(296)

Adjusted Net Income Attributable to Common Stockholders	78,280	69,108	13.3%

Diluted EPS	$2.92	$2.37	23.2%
After-tax impact from:
Fleet retirement costs*	0.08	—
Pre-operating expenses**	—	0.26
Loss on early extinguishment of debt	0.01	—
Gain on disposal of aircraft	(0.06)	(0.01)

Adjusted Diluted EPS	2.95	2.62	12.6%

†	Items do not sum due to rounding.
*	Fleet retirement costs in 2012 included incremental employee costs related to the retirement of our 747-200 fleet.
**	Pre-operating expenses in 2011 were related to the introduction of new aircraft types and include incremental costs incurred as a result of aircraft delivery delays.

Liquidity and Capital Resources

Significant liquidity events in the first nine months of 2012 were as follows:

In January 2012, we entered into the Ex-Im Bank Facility for up to $864.8 million to finance up to six 747-8F aircraft deliveries. The Ex-Im Bank Facility, when drawn, will consist of up to six separate term loans each secured by a mortgage on a 747-8F aircraft. In May and July 2012, we borrowed $284.7 million under the Ex-Im Bank Facility to finance the delivery of our fourth and fifth 747-8F aircraft. Under the Ex-Im Bank Facility, each of the above aircraft were initially financed as floating-rate loans and subsequently refinanced by the issuance of two separate twelve-year, fixed-rate Ex-Im Bank guaranteed notes.

In March 2012, we entered into the First CIT Term Loan in the aggregate amount of $35.7 million to finance two 747-400 and two 767-300ER passenger aircraft that we purchased in 2011. In May 2012, we entered into the Second CIT Term Loan for $8.5 million to finance a third 767-300ER passenger aircraft that we purchased in 2011.

In September 2012, we entered into the Helaba Bank Term Loan in the aggregate amount of $26.0 million to finance a 737-800 passenger aircraft that we purchased in 2011.

Operating Activities. Net cash provided by operating activities for the first nine months of 2012 was $197.2 million, compared to $118.6 million for the first nine months of 2011. The increase primarily reflects higher earnings and lower income taxes paid in the first nine months of 2012 compared to 2011.

Investing Activities. Net cash used for investing activities was $333.3 million for the first nine months of 2012, consisting primarily of $312.5 million of purchase deposit and delivery payments for flight equipment, which included $16.4 million of capitalized interest on our 747-8F aircraft order, and $26.7 million of capital expenditures, partially offset by $4.3 million of proceeds from short-term investments. During the first nine months of 2012, we purchased two 747-8F cargo aircraft, one 737-300 cargo aircraft and one 767-300ER passenger aircraft. Capital expenditures for the first nine months of 2012 were funded through working capital, except for the three aircraft financed as discussed above. Net cash used for investing activities was $319.8 million for the first nine months of 2011, consisting primarily of $184.5 million of purchase deposit and delivery payments for flight equipment, which included $18.6 million of capitalized interest on our 747-8F aircraft order, changes in restricted cash of $120.3 million and $20.8 million of capital expenditures, partially offset by $4.7 million of proceeds from short-term investments.

Financing Activities. Net cash provided by financing activities was $264.8 million for the first nine months of 2012, which primarily reflected the proceeds from debt issuance of $639.6 million, partially offset by $347.2 million of payments on debt obligations and $24.8 million of debt issuance costs. The proceeds from debt issuance and payments of debt obligations reflect the refinancing of $284.7 million in term loans under the Ex-Im Bank Facility with the First and Second 2012 Ex-Im Bank Guaranteed Notes. Net cash used for financing activities was $29.6 million for the first nine months of 2011, primarily reflects the proceeds from a loan of $120.3 million and proceeds from stock option exercises of $4.7 million, partially offset by $87.2 million of payments on debt obligations.

We consider Cash and cash equivalents, Short-term investments and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations and to fund capital expenditures for 2013. Capital expenditures for the remainder of 2012 are expected to be approximately $12.5 million, which excludes aircraft and capitalized interest. Our estimated 747-8F aircraft delivery payment requirements for the remainder of 2012 are approximately $209.4 million. We expect our Cash and cash equivalents, and the Ex-Im Bank Facility to be sufficient to fund our 747-8F aircraft delivery payment requirements for 2012 and 2013. As such, on October 1, 2012, we elected to terminate our $125.6 million pre-delivery payment financing facility since it is no longer needed to finance our pre-delivery payments.

We may access external sources of capital from time to time depending on our cash requirements, assessments of current and anticipated market conditions, and the after-tax cost of capital. To that end, we filed a shelf registration statement with the SEC in June 2012 that enables us to sell a yet to be determined amount of debt and/or equity securities over the subsequent three years, depending on market conditions, our capital needs and other factors. Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control. Additionally, our borrowing costs are affected by market conditions and may be adversely impacted by a tightening in credit markets.

We can claim bonus tax depreciation equal to 100% of the cost of qualified assets placed in service during 2011 or 2012 and 50% of the cost of qualified assets placed in service during 2013. Two 747-8F aircraft delivered to us in 2011 and three delivered in 2012 qualified for 100% bonus tax deprecation. In addition, we expect another 747-8F aircraft to be delivered in 2012 to qualify for 100% bonus tax deprecation and two 747-8F aircraft to be delivered in 2013 to qualify for 50% bonus tax depreciation. As a result, we do not expect to pay any significant U.S. federal income tax until 2016 or later. Furthermore, our business operations are subject to income tax in several non-U.S. jurisdictions. We expect GSS to pay U.K. cash income taxes commensurate with its earnings. We do not expect to pay cash income taxes in any other jurisdiction for at least several years.

Contractual Obligations and Debt Agreements

See Note 6 to our Financial Statements for a description of our new debt obligations; the Ex-Im Bank Facility, the three Ex-Im Bank guaranteed notes, the Helaba Bank Term Loan, the First 2012 CIT Term Loan and the Second 2012 CIT Term Loan. See our 2011 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2011 and a description of our debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended September 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended September 30, 2012, the information required in response to this Item is set forth in Note 9 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

For an update of a risk factor related to our insurance coverage that is set forth in Item 1A – Risk Factors of our 2011 Annual Report on Form 10-K, please refer to Item 1A — Risk Factors of our quarterly report for the period ended March 31, 2012 on Form 10-Q. For additional risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2011 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

a. Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: November 1, 2012	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: November 1, 2012	/s/ Spencer Schwartz
Spencer Schwartz
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011, (v) Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2012 and 2011 and (vi) Notes to Unaudited Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.