Form 10-K
period 2012-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2013-02-13
CIK 1135185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16545

Atlas Air Worldwide Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4146982
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2000 Westchester Avenue, Purchase, New York	10577 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (914) 701-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	The NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K.    ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing price of Common Stock as reported on The NASDAQ Global Select Market as of June 30, 2012 was approximately $1,126,494,350. In determining this figure, the registrant has assumed that all directors, executive officers and persons known to it to beneficially own ten percent or more of such Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose. As of February 1, 2013, there were 26,443,441 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s Proxy Statement relating to the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

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

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

C Check	High-level or “heavy” airframe maintenance checks, which are more intensive in scope than A Checks and are generally performed between 18 and 24 months depending on aircraft type.

D Check	High-level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six to nine years depending on aircraft type.

Heavy Maintenance	Scheduled maintenance activities, which are the most extensive in scope and are primarily based on time intervals, including but not limited to C Checks, D Checks and engine overhauls.

Line Maintenance	Unscheduled maintenance to rectify events occurring during normal day-to-day operations.

Load Factor	The average amount of weight flown divided by the maximum available capacity.

Non-heavy	Discrete maintenance activities for the overhaul and repair of specific aircraft components.

Maintenance

Revenue Per	An amount calculated by dividing Operating revenues by Block Hours.

Block Hour

Yield	The average amount a customer pays to fly one tonne of cargo one mile.

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

•

AMC Charter services, whereby we provide cargo and passenger aircraft charter services for the U.S. Military Air Mobility Command (“AMC”). The AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs;

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

We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry. The relative operating cost efficiency of our current 747-8F and 747-400F aircraft, including their superior fuel efficiency, range, capacity and loading capabilities, create a compelling value proposition for our customers and position us well for future growth.

Our growth plans are focused on the further enhancement of our ACMI market position with our new 747-8F aircraft. The Boeing Company (“Boeing”) delivered seven of these 747-8F aircraft to us through December 2012 and we expect to take two additional deliveries during 2013. We are currently the only operator offering these aircraft to the ACMI market. We also hold rights to purchase an additional 13 747-8F aircraft, providing us with flexibility to further expand our fleet in response to market conditions. Our growth plans also include the continued expansion of our CMI business, which we launched in 2010. In 2011, we began flying passenger charters for the AMC. In 2011 and 2012, we expanded our fleet with the purchase of two 747-400 and three 767-300ER passenger aircraft. We also use these aircraft to fly passengers for private charter customers, charter brokers and other airlines.

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

Operations

Introduction.   We currently operate our service offerings through the following reportable segments: ACMI, AMC Charter, Commercial Charter and Dry Leasing. All reportable business segments are directly or indirectly engaged in the business of air transportation services but have different commercial and economic characteristics, which are separately reviewed by management. Financial information regarding our reportable segments can be found in Note 11 to our consolidated financial statements included in Item 8 of Part II of this Report (the “Financial Statements”).

ACMI.   Historically, the core of our business has been providing cargo aircraft outsourcing services to customers on an ACMI basis in exchange for guaranteed minimum revenues at predetermined levels of operation for defined periods of time. ACMI provides a predictable annual revenue and cost base by minimizing the risk of fluctuations such as Yield, fuel and demand risk in the air cargo business. Our ACMI revenues and most of our costs under ACMI and CMI contracts are denominated in U.S. dollars, minimizing currency risks associated with international business.

During 2010, we also began to offer CMI cargo and passenger services to customers, which is similar to ACMI flying except that the customer provides the aircraft. The aircraft are generally operated under the traffic rights of the customer. Certain direct operating expenses, such as fuel, overfly and landing fees and ground handling, are generally borne by the customer, who also bears the commercial revenue risk of Load Factor and Yield.

All of our ACMI and CMI contracts provide that the aircraft remain under our exclusive operating control, possession and direction at all times. The ACMI contracts further provide that both the contracts and the routes to be operated may be subject to prior and/or periodic approvals of the U.S. or foreign governments.

As a percentage of our operating revenue, ACMI revenue represented 41.4% in 2012, 45.2% in 2011 and 40.7% in 2010. As a percentage of our operated Block Hours, ACMI represented 70.2% in 2012, 74.9% in 2011 and 71.2% in 2010. We recognize ACMI revenue, which includes CMI, as we operate the actual Block Hours on behalf of a customer or according to the guaranteed minimum Block Hours defined in contracts. The original length of these contracts generally ranges from three to twenty years, although we do offer contracts of shorter duration. In addition, we have also operated short-term, seasonal ACMI contracts and we expect to continue to provide such services.

AMC Charter. Our AMC Charter business primarily provides full planeload passenger and cargo aircraft to the AMC. We participate in the U.S. Civil Reserve Air Fleet (“CRAF”) Program under contracts with the AMC, which typically cover a one-year period. We have made a substantial number of our aircraft available for use by the U.S. Military in support of their operations and we operate such flights pursuant to cost-plus contracts. Atlas bears all direct operating costs for both passenger and cargo aircraft, which include fuel, insurance, overfly, landing and ground handling expenses. However, the price of fuel used during AMC flights is fixed by the U.S. Military. The contracted charter rates (per mile) and fuel prices (per gallon) are fixed by the AMC generally for twelve-month periods. We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for the AMC Charter flights exceeds the fixed price. If the price of fuel paid by us is less than the fixed price, then we pay the difference to the AMC.

Airlines may participate in the CRAF Program either alone or through a teaming arrangement. There are currently four major groups of carriers (or teams), several smaller teams and independent carriers (that are not part of any team) that compete for AMC business. We are a member of the team led by FedEx Corporation (“FedEx”). We pay a commission to the FedEx team, based on the revenues we receive under our AMC contracts. The AMC buys cargo capacity on two bases: a fixed basis, which is awarded both annually and quarterly, and expansion flying, which is awarded on an as-needed basis throughout the contract term. While the fixed business is predictable, Block Hour levels for expansion flying are difficult to predict and thus are subject to fluctuation. The majority of our AMC business is expansion flying. We also earn commissions on subcontracting certain flying of oversized cargo and less than full planeload missions, or in connection with flying cargo into areas of military conflict where we cannot perform these services ourselves.

As a percentage of our operating revenue, AMC Charter revenue represented 29.7% in 2012, 31.7% in 2011 and 29.1% in 2010. As a percentage of our operated Block Hours, AMC Charter represented 14.7% in 2012, 14.0% in 2011 and 14.6% in 2010.

Commercial Charter.   Our Commercial Charter business segment provides full planeload cargo and passenger capacity to customers for one or more flights based on a specific origin and destination. The Commercial Charter business is generally booked on a short-term, as-needed, basis. In addition, Atlas provides limited airport-to-airport cargo services to select markets, including several cities in South America. The Commercial Charter business is similar to the AMC Charter business in that we are responsible for all direct operating costs as well as the commercial revenue risk. Atlas also bears direct sales costs incurred through our own sales force and through commissions paid to general sales agents.

As a percentage of our operating revenue, Commercial Charter revenue represented 27.4% in 2012, 21.4% in 2011 and 28.7% in 2010. As a percentage of our operated Block Hours, Commercial Charter represented 14.4% in 2012, 10.1% in 2011 and 13.7% in 2010.

Dry Leasing.   Our Dry Leasing business provides a specific aircraft and/or engine without crew, maintenance or insurance to a customer for compensation that is typically based on a fixed monthly amount. This business is primarily operated by Titan, which is principally a cargo aircraft dry lessor, but also owns and manages aviation assets such as passenger narrow-body aircraft, engines and related equipment. Titan also markets its expertise in asset management, passenger-to-freighter conversion and other aviation-related technical services. As a percentage of our operating revenue, Dry Leasing revenue represented 0.7% in 2012, 0.7% in 2011 and 0.5% in 2010.

Global Supply Systems

AAWW holds a 49% interest in GSS, a private company, which became a consolidated subsidiary of AAWW in 2009 (see Note 2 to our Financial Statements). During the fourth quarter of 2011, Atlas Dry Leased three of our new 747-8F aircraft to GSS, which pays for rent and a provision for maintenance costs associated with the aircraft. GSS, in turn, provides ACMI services for these aircraft to British Airways Plc (“British Airways”). Atlas previously Dry Leased three owned 747-400s to GSS.

DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”) holds a 49% equity interest and a 25% voting interest in Polar (see Note 3 to our Financial Statements). AAWW owns the remaining 51% equity interest in Polar and a 75% voting interest. Concurrent with the investment, under a 20-year blocked space agreement that was subsequently amended (the “BSA”), Polar provides air cargo capacity to DHL through Polar’s express network.

In addition, Atlas and Polar have a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. Under the flight services agreement, Atlas provides Polar with crew, maintenance and insurance for the aircraft. Under separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. Deutsche Post AG (“DP”) has guaranteed DHL’s (and Polar’s) obligations under the various agreements described above. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to in this Report as the “DHL Agreements”. The DHL Agreements provide us with a minimum guaranteed annual revenue stream from 747-400 aircraft that have been dedicated to Polar for DHL and other customers’ freight over the life of the agreements.

Polar provides full flying for DHL’s trans-Pacific express network and DHL provides financial support and also assumes the risks and rewards of the operations of Polar. In addition to its trans-Pacific routes, Polar has also flown between the Asia Pacific regions, the Middle East and Europe on behalf of DHL and other customers.

Polar operates six 747-400 freighter aircraft that are subleased from us. Atlas operates two additional 747-8F aircraft and one 747-400 aircraft to support the Polar network and DHL through an alliance agreement whereby Atlas provides ACMI services to Polar. We also provide incremental charter capacity to Polar on an as-needed basis.

In 2011, we signed a CMI agreement with DHL to operate five 767 freighters in DHL’s North American network. All five of these aircraft were placed in service during 2012.

In December 2012, we signed a CMI agreement with DHL to operate two new 767-300ERF aircraft owned by them. The aircraft were placed into service in their network during the first quarter of 2013.

Long-Term Revenue Commitments

The following table sets forth the guaranteed minimum revenues expected to be received from our existing ACMI (including CMI) and Dry Leasing customers for the years indicated (in thousands):

2013	$550,557
2014	480,237
2015	406,666
2016	266,742
2017	208,911
Thereafter	1,080,873

Total	$2,993,986

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

Maintenance

Maintenance represented our fourth-largest operating expense for the year ended December 31, 2012. Primary maintenance activities include scheduled and unscheduled work on airframes and engines. Scheduled maintenance activities encompass those activities specified in a carrier’s maintenance program approved by the

U.S. Federal Aviation Administration (“FAA”). The costs necessary to adhere to these maintenance programs may increase over time, based on the age of the equipment or due to FAA airworthiness directives (“ADs”).

Scheduled airframe maintenance includes daily and weekly checks, as well as heavy maintenance checks, involving more complex activities that can generally take from one to four weeks to complete. Unscheduled maintenance, known as Line Maintenance, rectifies events occurring during normal day-to-day operations. Scheduled maintenance activities such as C and D Checks, are progressively higher in scope and duration than Line Maintenance, and are considered “heavy” airframe maintenance checks. All lettered checks are currently performed by third-party service providers that are compensated on a time-and-material basis as we believe they provide the most reliable and efficient means of maintaining our aircraft fleet.

Our FAA-approved maintenance programs allow our engines to be maintained on an “on condition” basis. Under this arrangement, engines are sent to third-party maintenance providers for repair based on life-limited parts and/or performance deterioration.

Under the ADs issued pursuant to its Aging Aircraft Program, we are subject to extensive aircraft examinations and may be required to undertake structural modifications to our fleet from time to time to address any problems of corrosion and structural fatigue. As part of the FAA’s overall Aging Aircraft Program, it has issued increased inspection and maintenance requirements depending on aircraft type and ADs requiring certain additional aircraft modifications. We believe all aircraft in our fleet are in compliance with all existing ADs. It is possible, however, that additional ADs applicable to the types of aircraft or engines included in our fleet could be issued in the future and that the cost of complying with such ADs could be substantial.

Insurance

We maintain insurance of the types and in amounts deemed adequate and consistent with current industry standards. Principal coverage includes: liability for injury to members of the public, including passengers; damage to our property and that of others; and loss of, or damage to, flight equipment, whether on the ground or in flight.

Since the terrorist attacks of September 11, 2001, we and other airlines have been unable to obtain coverage for claims resulting from acts of terrorism, war or similar events (war-risk coverage) at reasonable rates from the commercial insurance market. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the U.S. government. The FAA is currently providing war-risk coverage for hull, passenger, cargo loss, crew and third-party liability insurance through September 30, 2013. If the U.S. government insurance program were to be terminated, we would likely face a material increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

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

In December 2011, the FAA adopted a rule to impose new flight and duty time requirements with the stated goal of reducing pilot fatigue. The rule’s effective date is January 14, 2014, resulting in a two year ramp-up period. The rule applies to our passenger operations but not to our all-cargo operations. Carriers with all-cargo operations have the option to conduct such operations under the new rules. The Independent Pilots Association, representing United Parcel Service, Inc. (“UPS”) pilots, have filed a judicial appeal, in which they are challenging the FAA decision not to include all-cargo operations in the rule. Should the appeal be successful or the FAA decide on its own initiative to change the final rule to include all-cargo operations, that would result in material increased crew costs for Atlas and Polar, as well as air carriers that predominately fly nighttime and long-haul flights. It could also have a material impact on our business, results of operations and financial condition by limiting crew scheduling flexibility and increasing operating costs, especially with respect to long-range flights.

International.   Air transportation in international markets (the vast majority of markets in which Atlas, Polar and GSS operate) is subject to extensive additional regulation. The ability of Atlas, Polar and GSS to operate in other countries is governed by aviation agreements between the United States and the respective countries (in the case of Europe, the European Union (the “EU”)) or, in the absence of such an agreement, by principles of reciprocity. Sometimes, as in the case of Japan and China, aviation agreements restrict the number of carriers that may operate, their frequency of operation, or the routes over which they may fly. This makes it necessary for the DOT to award route and operating rights to U.S. air carrier applicants through competitive route proceedings. International aviation agreements are periodically subject to renegotiation, and changes in U.S. or foreign governments could result in the alteration or termination of such agreements, diminish the value of existing route authorities or otherwise affect Atlas’ and Polar’s international operations. Foreign government authorities also impose substantial licensing and business registration requirements and, in some cases, require the advance filing and/or approval of schedules or rates. Moreover, the DOT and foreign government agencies typically regulate alliances and other commercial arrangements between U.S. and foreign air carriers, such as the ACMI and CMI arrangements that Atlas maintains. Approval of these arrangements is not guaranteed and may be conditional. In addition, approval during one time period does not guarantee approval in future periods.

A foreign government’s regulation of its own air carriers can also affect our business. For instance, the EU places limits on the ability of EU carriers to use ACMI aircraft from airlines of non-EU member states. The regulations have a negative impact on our ACMI business opportunities. Similarly, the European Aviation Safety Agency (“EASA”) has proposed new rules that would prohibit EU airlines from providing ACMI and CMI services through non-EU airlines without first satisfying their regulators that the aircraft to be used adhere to both international and EASA-imposed requirements. Finalization of the proposed regulations could increase costs and inhibit business opportunities.

Airport Access.   The ability of Atlas, Polar and our ACMI and CMI customers to operate is dependent on their ability to gain access to airports of their choice at commercially desirable times and on acceptable terms. In some cases, this is constrained by the need for the assignment of takeoff and landing “slots” or comparable operational rights. Like other air carriers, Atlas and Polar are subject to such constraints at slot-restricted airports in cities such as Chicago and a variety of foreign locations (e.g., Tokyo, Shanghai and Incheon). The availability of slots is not assured and the inability of Polar or Atlas’ other ACMI customers to obtain additional slots could inhibit efforts to provide expanded services in certain international markets. In addition, nighttime flight restrictions have been imposed or proposed by various airports in Europe, Canada and the U. S. Depending on their severity, these could have an adverse operational impact.

Access to the New York airspace presents an additional challenge. Because of congestion in the New York area, especially at John F. Kennedy International Airport (“JFK”), the FAA imposes hourly limits on JFK operations of those carriers offering scheduled services.

As a further means to address congestion, the FAA allows U.S. airports to raise landing fees to defray the costs of airfield facilities under construction or reconstruction. Any landing fee increases implemented would have an impact on airlines generally.

Security.   The U.S. Transportation Security Administration (“TSA”) extensively regulates aviation security through rules, regulations and security directives that are designed to prevent unauthorized access to passenger and freighter aircraft and the introduction of prohibited items including firearms and explosives onto an aircraft. Atlas and Polar currently operate pursuant to a TSA-approved risk-based security program that, we believe, adequately maintains the security of all aircraft in the fleet. We work closely with the TSA to ensure that we have available security research and intelligence information to assist us. There can be no assurance, however, that we will remain in compliance with the existing and any additional security requirements imposed by TSA or by U.S. Congress without incurring substantial costs, which may have a material adverse effect on our operations. To mitigate any such increase, we are working closely with the Department of Homeland Security and other government agencies to ensure that a risk-based management approach is utilized to target specific “at-risk” cargo. This approach will limit any exposure to regulation that would require 100% screening of all cargo at an excessive cost. Additionally, foreign governments and regulatory bodies (such as the European Commission) impose their own aviation security requirements and have increasingly tightened such requirements. This may have an adverse impact on our operations, especially to the extent the new requirements may necessitate redundant or costly measures or be in conflict with TSA requirements.

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

The EU enacted legislation to extend its emissions trading scheme (“ETS”) to aviation commencing January 1, 2012. Under the EU mechanism, airlines serving the EU must report flight activity on an ongoing basis. Following the end of every year, the legislation requires each airline to tender the number of “carbon emissions allowances” corresponding to the carbon emissions generated by its flight activity during the year. If the airline’s flight activity during the year has produced carbon emissions exceeding the number of carbon emissions allowances that it has been awarded, the airline must acquire carbon emissions allowances from other airlines in the open market. In November 2012, following strong objections from the U.S. and other governments to the EU’s unilateral implementation of the ETS, the European Commission announced that it would recommend that the European Council and the European Parliament suspend applicability of the emissions allowance requirements to flights to and from the EU during calendar year 2012, to allow time for multilateral action by the International Civil Aviation Organization (“ICAO”). The proposed ETS suspension is not intended to apply to intra-EU flights. Although the suspension appears likely to go into effect, there can be no assurance of that fact, or that the suspension legislation will take the form proposed by the European Commission.

ICAO also has begun to address the issue of controlling carbon emissions from civil aviation and is likely to reach agreement on some measures at some point in the future. Some of the measures under consideration, such as voluntary emissions targets, offer alternatives to an emissions trading mechanism.

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

Future Regulation.   The U.S. Congress, the DOT, the FAA, the TSA and other government agencies are currently considering, and in the future may consider, adopting new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, our operations, ownership and profitability. It is impossible to predict what other matters might be considered in the future and to judge what impact, if any, the implementation of any future proposals or changes might have on our businesses.

Competition

The market for ACMI services is competitive. We believe that the most important basis for competition in the ACMI market is the efficiency and cost effectiveness of the aircraft assets and the scale, scope and quality of the outsourced operating services provided. Atlas is currently the only provider of ACMI services with the new 747-8F aircraft. The primary providers presently in the 747-400F and 747-400 BCF/SF ACMI markets include the following: Atlas; Air Atlanta Icelandic; Evergreen International Aviation; Kalitta Air, LLC; Southern Air, Inc.; and Global Aviation Holdings, Inc. (World Airways, Inc. and North American Airlines, Inc.). In addition, Southern Air, Inc. provides 777 aircraft in the ACMI market.

While our AMC Charter business has been profitable each year since 2004, the formation of additional competing teaming arrangements, increased participation of other independent carriers, an increase by other air carriers in their commitment of aircraft to the CRAF program, the withdrawal of any of the current team members, or a reduction of the number of aircraft pledged to the CRAF program by our team, and the uncertainty of future demand for commercial airlift by the U.S. Military, could adversely affect the amount of AMC business awarded to us in the future. To the extent that we receive a reduction in our awards or expansion business, we intend to redeploy the available aircraft to our other business segments.

The Commercial Charter market is highly competitive, with a number of operators that include Evergreen International Aviation; Kalitta Air, LLC; Southern Air, Inc.; and passenger airlines providing similar services utilizing both 747-400s and 747-200s. We believe that we offer a superior aircraft in the 747-400, and we will continue to develop new opportunities in the Commercial Charter market for 747-400 aircraft not otherwise deployed in our ACMI or AMC business. Many of our ad hoc charter flights are one-way return flights from Asia or Europe, positioned by one-way AMC flights that originate from the United States and terminate in Europe or the Middle East.

The Dry Leasing business is competitive. We believe that we have an advantage over other cargo aircraft lessors in this business as a result of our relationships in the cargo market and our insights and expertise as an operator of aircraft. Titan also competes in the passenger aircraft leasing market to develop key customer relationships, enter strategic geographic markets, and/or acquire feedstock aircraft for future freighter conversion. The primary competitors in the aircraft leasing market include GE Capital Aviation Services; International Lease Finance Corp.; AWAS; Guggenheim Aviation Partners, LLC, CIT Aerospace; Aviation Capital Group Corp.; Air Castle Ltd.; AerCap Holdings N.V.; and RBS Aviation Capital, among many others.

Fuel

Historically, aircraft fuel is one of the most significant expenses for us. During 2012, 2011 and 2010, fuel costs represented 30.8%, 31.2%, and 27.1%, respectively, of our total operating expenses. Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues, supply and demand, which we can neither control nor accurately predict. The following table summarizes our total fuel consumption and costs:

	2012	2011	2010
Gallons consumed (in thousands)	131,012	111,848	119,176
Average price per gallon, including tax	$3.33	$3.47	$2.52
Cost (in thousands)	$436,618	$388,579	$300,229
Fuel burn — gallons per Block Hour (excluding ACMI)	2,875	3,255	3,221

Our exposure to fluctuations in fuel price is limited to a portion of our Commercial Charter business only. For this business, we shift a portion of the burden of price increases to customers by imposing a surcharge. While we believe that fuel price volatility in 2012, 2011 and 2010 was partly reduced as a result of increased fuel surcharges, these surcharges did not completely offset the impact of the underlying increases in fuel prices on our Commercial Charter business. The ACMI segment has no direct fuel price exposure because ACMI and CMI contracts require our customers to pay for aircraft fuel. Similarly, we generally have no fuel price risk in the

AMC business because the price is set under our contract, and we receive or make subsequent payments to adjust for price increases and decreases from the contractual rate. AMC fuel expense was $194.9 million in 2012, $221.3 million in 2011 and $155.5 million in 2010.

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

Employees

Our business depends on highly qualified management, operations and flight personnel. As a percentage of our consolidated operating expenses, salaries, wages and benefits accounted for approximately 20.7% in 2012, 21.0% in 2011 and 21.5% in 2010. As of December 31, 2012, we had 1,744 employees, 912 of whom were pilots. We maintain a comprehensive training program for our pilots in compliance with FAA requirements, in which each pilot regularly attends recurrent training programs.

Pilots and flight dispatchers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represented approximately 52.3% of our workforce as of December 31, 2012. We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of our employees.

In September 2011, we completed, and have since implemented, a five-year collective bargaining agreement (“CBA”), which will not become amendable until September 2016. The terms of the CBA result in a single workforce that serves both Atlas and Polar.

In November 2012, we completed, and have since implemented, a five-year collective bargaining agreement with the Atlas and Polar dispatchers. These dispatchers have been represented by the IBT since 2009.

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

In addition, we may face significant challenges if conditions in the financial markets deteriorate. Our business is capital intensive and growth depends on the availability of capital for new aircraft, among other things. If today’s capital availability deteriorates, we may be unable to raise the capital necessary to finance the remaining two 747-8F aircraft on order from Boeing, finance Titan’s growth or other business initiatives. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

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

We have significant contractual obligations associated with the two remaining 747-8F aircraft on order from Boeing. If we are unable to draw upon the financing obtained for these aircraft and/or make the required delivery payments, our growth strategy could be disrupted.

We currently have two remaining 747-8F aircraft on order from Boeing. We also hold rights to purchase up to an additional 13 747-8F aircraft. As of December 31, 2012, we had estimated remaining commitments of approximately $212.5 million associated with this aircraft order (including spare engines, estimated contractual escalations and purchase credits).

We expect to finance these aircraft through secured debt financing. We have obtained a term loan facility for the two remaining 747-8F aircraft and have standby commitments to finance those two aircraft deliveries in the event we are unable to draw upon the term loan facility. We cannot provide assurance that we will be able to meet the financing conditions contained in these commitments or to secure alternative financing on terms attractive to us or at all. If we are unable to obtain financing (even at a higher cost) and we are unable to meet our contractual obligations to Boeing, our financial condition could be impacted as we could be in default under the Boeing contract.

We could be adversely affected if the deliveries of our remaining 747-8F aircraft are delayed further or if such aircraft do not meet expected performance specifications.

We currently have seven 747-8F aircraft in our fleet and two remaining 747-8F aircraft on order from Boeing. The addition of these new 747-8F aircraft is a material component of our growth and fleet renewal strategy. Since the initial date of our order, Boeing has announced several delays in the delivery schedule of the 747-8F aircraft. While Boeing has provided us with certain performance guarantees, the new aircraft may not meet the expected performance specifications, making it more difficult for us to deploy those aircraft in a timely manner or at expected rates. Any delay in Boeing’s production or delivery schedule could further delay the deployment of those aircraft or if such aircraft do not meet expected performance specifications, it could have an adverse effect on our business, results of operations and financial condition.

Our substantial lease and debt obligations, including aircraft lease and other obligations, could impair our financial condition and adversely affect our ability to raise additional capital to fund our operations or capital requirements, all of which could limit our financial resources and ability to compete, and may make us more vulnerable to adverse economic events.

As of December 31, 2012, we had total debt obligations of approximately $1.4 billion and total aircraft operating leases and other lease obligations of $1.4 billion. These obligations have increased significantly and will increase further as we accept delivery of the remaining two 747-8F aircraft in 2013, and if we enter into financing arrangements for other aircraft. Our outstanding financial obligations could have negative consequences, including:

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

The Company and Old Polar, along with a number of other cargo carriers, have also been named in two civil class action suits in the provinces of Ontario and Quebec, Canada, which are substantially similar to the U.S. class action suits described above. Moreover, we have submitted relevant information and documentation to certain foreign regulators in connection with investigations initiated by such authorities into pricing practices of certain international air cargo carriers. These proceedings are continuing, and additional investigations and proceedings may be commenced and charges may be brought in these and other jurisdictions. Other parties may be added to these proceedings, and authorities may request additional information from us. If Old Polar or the Company were to incur an unfavorable outcome in connection with one or more of the related investigations or the litigation described above, it could have a material adverse effect on our business, results of operations and financial condition.

In addition to the litigation and investigations described above, we are subject to a number of Brazilian customs claims, as well as other claims, lawsuits and pending actions which we consider to be routine and incidental to our business (see Note 12 to our Financial Statements). If we were to receive an adverse ruling or decision on any such claims, it could have an adverse effect on our business, results of operations and financial condition.

Global trade flows are typically seasonal, and our business segments, including our ACMI customers’ business, experience seasonal variations.

Global trade flows are typically seasonal in nature, with peak activity occurring during the retail holiday season, which begins in September and lasts through mid-December. Our ACMI contracts have contractual utilization minimums that typically allow our customers to cancel an agreed-upon percentage of the guaranteed hours of aircraft utilization over the course of a year. Our ACMI customers often exercise those cancellation options early in the first quarter of the year, when the demand for air cargo capacity is historically low following the seasonal holiday peak in the fourth quarter of the previous year. While our revenues typically fluctuate seasonally as described above, a significant proportion of the costs associated with our business, such as aircraft rent, depreciation and facilities costs, are fixed and cannot easily be reduced to match the seasonal drop in demand. As a result, our net operating results are typically subject to a high degree of seasonality.

Fuel price volatility and fuel availability could adversely affect our business and operations.

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

We are party to a collective bargaining agreement covering our U.S. pilots and a collective bargaining agreement covering our U.S. dispatchers, which could result in higher labor costs than those faced by some of our non-unionized competitors. This could put us at a competitive disadvantage, and/or result in a work interruption or stoppage.

Atlas pilots are represented by the IBT under a five-year collective bargaining agreement signed in 2011. In November 2012, we completed, and have since implemented, a five-year collective bargaining agreement with the Atlas and Polar dispatchers. These dispatchers have been represented by the IBT since 2009. We are subject to risks of increased labor costs associated with having a partially unionized workforce, as well as a greater risk of work interruption or stoppage. We cannot provide assurance that disputes, including disputes with certified collective bargaining representatives of our employees, will not arise in the future or will result in an agreement on terms satisfactory to us.

As a U.S. government contractor, we are subject to a number of procurement and other rules and regulations that affect our business. A violation of these rules and regulations could lead to termination or suspension of our government contracts and could prevent us from entering into contracts with government agencies in the future.

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

Some of our aircraft are periodically deployed in potentially dangerous situations, which may result in harm to our passengers, employees or contractors and/or damage to our aircraft/cargo.

Some of our aircraft are deployed in potentially dangerous locations and carry hazardous cargo incidental to the services we provide in support of our customers’ activities, particularly in shipments to the Middle East. Some areas through which our flight routes pass are subject to geopolitical instability, which increases the risk of death or injury to our passengers, employees or contractors or a loss of, or damage to, our aircraft and/or its cargo. While we maintain insurance to cover injury to our passengers, employees and contractors as well as the loss/damage of aircraft/cargo, except for limited situations, we do not have insurance against the loss arising from business interruption. It is difficult to replace lost or substantially damaged aircraft due to the high capital requirements and long delivery lead times for new aircraft or to locate appropriate in-service aircraft for lease or sale. Any injury to passengers, employees or contractors or loss/damage of aircraft/cargo could have a material adverse impact on our business, results of operations and financial condition.

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

Our ACMI business depends on a limited number of customers, which has typically averaged between five and six. In addition, as a percentage of our total operating revenue, Polar accounted for 16.5% in 2012, 17.2% in 2011 and 14.7% in 2010. We typically enter into long-term ACMI contracts with our customers. The terms of our existing contracts are scheduled to expire on a staggered basis. There is a risk that any one of our significant ACMI customers may not renew their ACMI contracts with us on favorable terms or at all, perhaps due to reasons beyond our control. For example, certain of our airline ACMI customers may not renew their ACMI contracts with us as they take delivery of new aircraft in their own fleet. Select customers have the opportunity to terminate their long-term agreements in advance of the expiration date, following a significant amount of notice to allow for remarketing of the aircraft. Such agreements generally contain a significant early termination fee paid by the customer. Entering into ACMI contracts with new customers generally requires a long sales cycle, and as a result, if our ACMI contracts are not renewed, and there is a resulting delay in entering into new contracts, our business, results of operations and financial condition could be materially and adversely affected.

Our agreements with several ACMI customers require us to meet certain performance targets, including certain departure/arrival reliability standards. Failure to meet these performance targets could adversely affect our financial results.

Our ability to derive the expected economic benefits from our transactions with certain ACMI customers depends substantially on our ability to successfully meet strict performance standards and deadlines for aircraft and ground operations, which become increasingly stringent over time. If we do not meet these requirements, we may not be able to achieve the projected revenues and profitability from these contracts, and we could be exposed to certain remedies, including termination of the BSA in the most extreme of circumstances, as described below.

Risks Related to the BSA with DHL

Our agreements with DHL confer certain termination rights to them which, if exercised or triggered, may result in our inability to realize the full benefits of the BSA with DHL.

The BSA gives DHL the option to terminate the agreements for convenience by giving notice to us before the tenth or fifteenth anniversary of the agreement’s commencement date. Further, DHL has a right to terminate the BSA for cause following a specified management resolution process if we default on our performance or we are unable to perform for reasons beyond our control. If DHL exercises any of these termination rights, we would not be able to achieve the projected revenues and profitability from these contracts.

Risks Related to Our AMC Charter Business

We derive a significant portion of our revenues from our AMC Charter business, and a substantial portion of these revenues have been generated pursuant to expansion flying, as opposed to fixed contract arrangements with the AMC. We expect the revenues from our AMC Charter business to decline from current levels.

As a percentage of our operating revenue, revenue derived from our AMC Charter business was approximately 29.7% in 2012, 31.7% in 2011 and 29.1% in 2010. In each of these years, the revenues derived from expansion flights for the AMC significantly exceeded the value of the fixed flight component of our AMC contract.

Historically, our AMC Charter business, especially expansion flights, has generated a significant amount of revenue. Future revenues and profitability from this business are expected to decline from historic levels as a result of reduced AMC demand. Revenues and profitability from our AMC Charter business are derived from one-year contracts that the AMC is not required to renew. Our current AMC contract runs from October 1, 2012 through September 30, 2013. Changes in national and international political priorities can significantly affect the volume of our AMC Charter business. Any decrease in U.S. military activity could reduce our AMC Charter business. In addition, our share of the total AMC Charter business depends on several factors, including the total fleet size we commit to the CRAF program and the total number of aircraft deployed by our teaming arrangement partners and competitors in the program.

The AMC also holds all carriers to certain on-time performance requirements, which in 2011 were changed from departure-based standards to arrival-based standards with more stringent on-time requirements. To the extent that we fail to meet those performance requirements or if we fail to pass bi-annual AMC audits, revenues and profitability from our AMC Charter business could decline through a suspension or termination of our AMC contract. Our revenues and profitability could also decline due to a reduction in the revenue rate we are paid by the AMC, a greater reliance by the AMC on its own fleet or a reduction in our allocation of AMC flying. Any reduction in our AMC flying could also negatively impact our Commercial Charter revenue from the return trips of one-way AMC missions. We expect revenues and profitability from our AMC Charter business to decline from current levels as the U.S. Military continues to withdraw troops from areas of conflict around the world. If our AMC Charter business declines significantly and we are otherwise unable to effectively deploy the resultant capacity, it could have a material adverse effect on our business, results of operations and financial condition.

Our AMC Charter business is sensitive to teaming arrangements, affecting our relative share of AMC flying and the profitability associated with it. If one of our team members reduces its commitments or withdraws from the program, and/or if other carriers on other teams commit additional aircraft to this program, our share of AMC flying may decline. In addition, any changes made to the commissions that we pay and/or receive for AMC flying or changes to the CRAF contracting mechanism could impact the revenues and/or profitability of this business.

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

Each of the markets we participate in is highly competitive and fragmented. We offer a broad range of aviation services and our competitors vary by geographic market and type of service and include other international and domestic contract carriers, regional and national ground handling and logistics companies, internal cargo units of major airlines and third party cargo providers. Competition in the air cargo and transportation market is influenced by several key factors, including quality, price and availability of assets and services. Both Southern Air, Inc. and Global Aviation Holdings, Inc. have filed for bankruptcy protection under Chapter 11 and could emerge from bankruptcy in a stronger, more competitive position. Regulatory requirements to operate in the U.S. domestic air cargo market have been reduced, facilitating the entry into domestic markets by non-U.S. air cargo companies. If we were to lose any major customers and/or fail to attract customers, it could have an adverse effect on our business, results of operations and financial condition.

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

The most advanced are those in legislation enacted by the EU to extend its emissions trading scheme to aviation that commenced on January 1, 2012. Under the EU mechanism, airlines serving the EU must report flight activity on an ongoing basis. Following the end of 2012 and subsequent years, each airline must tender the number of “carbon emissions allowances” corresponding to the carbon emissions generated by its flight activity during the year. If the airline’s flight activity during the year has produced carbon emissions exceeding the number of carbon emissions allowances that it has been awarded, the airline must acquire carbon emissions allowances from other airlines in the open market. Some airlines and organizations challenged the EU mechanism in court, but the European Court of Justice upheld its validity. In November 2012, following strong objections from the U.S. and other governments to the EU’s unilateral implementation of the ETS, the European Commission announced that it would recommend that the European Council and the European Parliament suspend applicability of the emissions allowance requirements to flights to and from the EU during calendar year 2012, in order to allow time for multilateral action by the ICAO. The proposed ETS suspension is not intended to apply to intra-EU flights. Although the suspension appears likely to go into effect, there can be no assurance of that fact, or that the suspension legislation will take the form proposed by the European Commission.

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

The TSA has increased security requirements in response to increased levels of terrorist activity, and has adopted comprehensive new regulations governing air cargo transportation, including all-cargo services, in such areas as cargo screening and security clearances for individuals with access to cargo. Additional measures, including a requirement to screen cargo, have been proposed, which, if adopted, may have an adverse impact on our ability to efficiently process cargo and would increase our costs and those of our customers. The cost of compliance with increasingly stringent regulations could have a material adverse effect on our business, results of operations and financial condition.

Our future operations might be constrained by new FAA flight and duty time rules.

In 2009, following expressions of concern about pilot fatigue on certain long-range flights, the FAA convened an Aviation Rulemaking Committee (“ARC”) comprised of various aviation stakeholders to recommend changes to the flight and duty time rules applicable to pilots. This was followed in 2010 by FAA issuance of a notice of proposed rulemaking containing new proposed flight and duty time rules. In December 2011, following the completion of a lengthy rulemaking process intended to reduce pilot fatigue, the FAA adopted a final rule containing new flight and duty time limitations and rest requirements. The rule will go into effect January 14, 2014, resulting in more stringent scheduling requirements for pilots operating our passenger flights.

Finding that the costs of applying the new rule to all-cargo flights would greatly exceed the benefits, the FAA decided not to apply the rule to all-cargo operations. The Independent Pilots Association, representing UPS pilots, have filed a judicial appeal of the FAA decision to exclude all-cargo operations from the rule. The appeal remains pending. Separately, the FAA has issued a new economic analysis (finding an even greater disparity between the costs and benefits of including all-cargo operations) and invited supplemental comments about the new analysis and the legal question of whether it is permissible for the FAA to take the rule’s costs and benefits into account. Legislation to require the FAA to apply the rule to all-cargo operations has also been introduced in Congress. Application of the new flight and duty time rule to all-cargo operations pursuant to a court, FAA or Congressional directive would result in materially increased crew costs for Atlas and Polar, as well as air carriers that predominantly fly nighttime and long-haul flights, and could have a material impact on our business, results of operations and financial condition by limiting crew scheduling flexibility and increasing operating costs, especially with respect to long-haul flights.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

U.S. citizenship requirements may limit common stock voting rights.

Under U.S. federal law and DOT requirements, we must be owned and actually controlled by “citizens of the United States,” a statutorily defined term requiring, among other things, that not more than 25% of our issued and outstanding voting stock be owned and controlled, directly or indirectly, by non-U.S. citizens. The DOT periodically conducts airline citizenship reviews and, if it finds that this requirement is not met, may require adjustment of the rights attendant to the airline’s issued shares.

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

Our common stock share price has been subject to fluctuations in value.

The trading price of our common shares is subject to material fluctuations in response to a variety of factors, including quarterly variations in our operating results, conditions of the air freight market and global economic conditions or other events and factors that are beyond our control.

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

Aircraft

The following tables provide information about AAWW’s aircraft and customer-provided aircraft, not including retired or parked aircraft, as of December 31, 2012:

AAWW Aircraft

Aircraft Type	Tail #	Configuration	Ownership	Financing Type
747-8F	N850GT	Freighter	Owned	Notes
747-8F	N851GT	Freighter	Owned	Notes
747-8F	N852GT	Freighter	Owned	Notes
747-8F	N853GT	Freighter	Owned	Notes
747-8F	G-GSSD	Freighter	Owned	Term Loan
747-8F	G-GSSE	Freighter	Owned	Term Loan
747-8F	G-GSSF	Freighter	Owned	Term Loan
747-400	N409MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N475GT	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N493MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N477GT	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N476GT	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N496MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N499MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N408MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N412MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N492MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N497MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N498MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N415MC	Freighter	Leased	Operating Lease
747-400	N416MC	Freighter	Leased	Operating Lease
747-400	N418MC	Freighter	Leased	Operating Lease
747-400	N450PA	Freighter	Leased	Operating Lease
747-400	N451PA	Freighter	Leased	Operating Lease
747-400	N452PA	Freighter	Leased	Operating Lease
747-400	N453PA	Freighter	Leased	Operating Lease
747-400	N454PA	Freighter	Leased	Operating Lease
747-400	N419MC	Freighter	Owned	Term Loan
747-400	N429MC	Converted Freighter	Owned	Term Loan
747-400	N458MC	Converted Freighter	Leased	Operating Lease
747-400	N459MC	Converted Freighter	Leased	Operating Lease
747-400	N464MC	Passenger	Owned	Term Loan
747-400	N465MC	Passenger	Owned	Term Loan
737-300	26284	Cargo	Owned	None
767-300ER	N640GT	Passenger	Owned	Term Loan
767-300ER	N641GT	Passenger	Owned	Term Loan
767-300ER	N642GT	Passenger	Owned	Term Loan
757-200	B-2808	Freighter	Owned	Term Loan
737-800	29681	Passenger	Owned	Term Loan
737-800	35071	Passenger	Owned	None

Customer-provided Aircraft for our CMI Business

Aircraft Type	Tail #	Configuration	Ownership
747-400	263	Passenger	Sonangol*
747-400	322	Passenger	Sonangol*
747-400	718	Dreamlifter	Boeing
747-400	747	Dreamlifter	Boeing
747-400	249	Dreamlifter	Boeing
747-400	780	Dreamlifter	Boeing
767-200	650	Freighter	DHL
767-200	651	Freighter	DHL
767-200	652	Freighter	DHL
767-200	653	Freighter	DHL
767-200	655	Freighter	DHL

*	Aircraft owned by the Sonangol Group, the multinational energy company of Angola.

The following table summarizes AAWW’s aircraft as of December 31, 2012:

Aircraft Type	Configuration	Owned	Operating Leased	Total	Average Age Years
747-8F	Freighter	7	—	7	0.7
747-400	Freighter	8	13	21	12.9
747-400	Converted Freighter	1	2	3	20.5
747-400	Passenger	2	—	2	21.7
737-300	Freighter	1	—	1	20.1
767-300ER	Passenger	3	—	3	20.6
757-200	Freighter	1	—	1	23.4
737-800	Passenger	2	—	2	5.5

Total		25	15	40	12.4

Lease expirations for our operating leased aircraft included in the above tables range from January 2014 to February 2025.

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

Market Information

Since 2006, our common stock has been traded on The NASDAQ Global Select Market under the symbol “AAWW”.

Market Price of Common Stock

The following table sets forth the closing high and low sales prices per share of our common stock for the periods indicated.

	High	Low
2012 Quarter Ended
December 31	$54.99	$40.23
September 30	$56.98	$42.07
June 30	$52.26	$40.68
March 31	$52.11	$38.70

2011 Quarter Ended
December 31	$42.73	$30.90
September 30	$63.71	$33.29
June 30	$68.91	$56.30
March 31	$72.26	$50.07

The last reported sale price of our common stock on The NASDAQ National Market on February 12, 2013 was $46.13 per share. As of February 6, 2013, there were approximately 26.4 million shares of our common stock issued and outstanding, and 63 holders of record of our common stock.

In January 2013, we announced that we intend to begin actively purchasing shares of our stock in the first quarter of 2013 under an existing stock repurchase program. The program, which was established in 2008, authorizes the repurchase of up to $100 million of our common stock. Purchases may be made at our discretion from time to time on the open market, through negotiated transactions, block purchases, accelerated share repurchase programs or exchange or non-exchange transactions. As of February 12, 2013, we have repurchased a total of 700,243 shares of our common stock for approximately $18.9 million, at an average cost of $26.99 per share under this program. We have not repurchased any shares under this program since 2008.

Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2012.

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

Performance Graph

The following graph compares the performance of AAWW common stock to the Standard & Poor’s 500 Stock Index, the Russell 2000 Index and the AMEX Airline Index for the period beginning December 31, 2007 and ending on December 31, 2012. The comparison assumes $100 invested in each of our common stock, the Standard & Poor’s 500 Stock Index, the Russell 2000 Index and the AMEX Airline Index and reinvestment of all dividends.

Total Return Between 12/31/07 and 12/31/12

Cumulative Return	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
AAWW	$100.00	$34.86	$68.70	$102.97	$70.88	$81.74
Russell 2000 Index	$100.00	$65.20	$81.64	$102.30	$96.72	$110.88
S&P 500	$100.00	$61.51	$75.94	$85.65	$85.65	$97.13
AMEX Airline Index	$100.00	$70.73	$98.54	$137.08	$94.58	$129.01

ITEM 6.	SELECTED FINANCIAL DATA

The selected balance sheet data as of December 31, 2012 and 2011 and the selected statements of operations data for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited Financial Statements included elsewhere in this Report. The selected balance sheet data as of December 31, 2010, 2009 and 2008, and selected statements of operations data for the years ended December 31, 2009 and 2008 have been derived from our audited Financial Statements not included in this Report.

Effective October 27, 2008, we began reporting Polar under the equity method of accounting. Previously, we accounted for Polar on a consolidated basis. This change reduces revenue, operating expenses, total assets, liabilities and equity related to Polar. Effective April 8, 2009, we began reporting GSS on a consolidated basis. Our Operating Statistics, Operating Revenue and Operating Expenses reflect the consolidation of GSS as of that date. Previously, GSS was accounted for under the equity method. In the following table, all amounts are in thousands, except for per share data.

	2012	2011	2010	2009	2008
Statement of Operations Data:
Total operating revenues	$1,646,032	$1,398,216	$1,337,774	$1,061,546	$1,607,482

Total operating expenses	1,419,541	1,247,116	1,109,888	911,539	1,619,629

Operating income / (loss)	226,491	151,100	227,886	150,007	(12,147)

Net income	129,714	96,309	142,956	76,156	60,021
Less: Net income / (loss) Attributable to noncontrolling interests	(213)	226	1,146	(1,620)	(3,675)

Net income Attributable to Common Stockholders	$129,927	$96,083	$141,810	$77,776	$63,696

Earnings per share (Basic)	$4.92	$3.66	$5.50	$3.59	$2.98

Earnings per share (Diluted)	$4.89	$3.64	$5.44	$3.56	$2.97

Balance Sheet Data:
Total assets	$3,152,685	$2,390,998	$1,936,102	$1,740,873	$1,600,745
Long-term debt (less current portion)*	$1,149,282	$680,009	$391,036	$526,680	$635,628
Total equity	$1,288,104	$1,141,375	$1,050,090	$888,757	$681,739

*	See Note 7 to our Financial Statements for further discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe that the following competitive strengths will allow us to capitalize on opportunities that exist in the global airfreight industry:

Market leader with leading-edge technology and innovative, value-creating solutions:

We manage the world’s largest fleet of 747 freighters. The new 747-8F is the largest and most efficient long-haul commercial freighter currently available and we are currently the only operator offering these aircraft to the ACMI market. Our current cargo fleet includes seven 747-8F aircraft, twenty-four 747-400 freighters and our CMI customers provide us with two 747-400 passenger aircraft, five 767-200 aircraft and four Dreamlifters, which are included in our operating fleet statistics. This highlights our position as the preeminent provider of these highly desirable and scarce assets. In addition, we also have two 747-400 and three 767-300ER passenger aircraft. Our operating model deploys our aircraft to drive maximum utilization and value from our fleet. The scale of our fleet enables us to have aircraft available globally to respond to our customers’ needs, both on a planned and ad hoc basis. We believe that this provides us with a commercial advantage over our competitors that operate with smaller and less flexible fleets.

Since November of 2011, we have taken delivery of the first seven of our nine new 747-8F aircraft, which have improved operating performance relative to the 747-400. The new aircraft create additional operating leverage to drive growth and to help us maintain our industry leading position for the foreseeable future. Both the 747-8F and 747-400, the current core of our ACMI segment, are industry leaders for operating performance in the intercontinental air freighter market due to cost and capacity advantages over other freighters.

Stable base of contractual revenue and reduced operational risk:

Our focus on providing long-term contracted aircraft and operating solutions to customers stabilizes our revenues and reduces our operational risk. Typically, ACMI contracts with customers generally range from three to five years, although some contracts have a shorter duration. Under ACMI, CMI and Dry Leasing, our customers assume fuel, Yield and demand risk resulting in reduced operational risk for AAWW. ACMI and CMI contracts typically provide us with a guaranteed minimum level of revenue and target level of profitability.

Our contract with DHL includes the allocation of blocked space capacity on a long-term basis for up to 20 years. This arrangement eliminates Yield and demand risks, similar to the rest of our ACMI business, for a minimum of six 747-400 aircraft, with an additional two 747-8F aircraft and one 747-400 aircraft under separate ACMI agreements.

Our AMC Charter services are typically operated under an annual contract with the U.S. military, whereby the military assumes Yield and fuel price risk.

Focus on asset optimization:

By managing the largest fleet of 747 freighter aircraft, we achieve significant economies of scale in areas such as aircraft maintenance, crew efficiency, crew training, inventory management and purchasing. We believe the addition of the 747-8F aircraft further enhances our efficiencies as these new aircraft have operational, maintenance and spare parts commonality with our existing fleet of 747-400s, as well as a common pilot-type rating.

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

Business Strategy

Our strategy includes the following:

Aggressively manage our fleet with a focus on leading-edge aircraft:

We continue to actively manage our fleet of leading-edge wide-body freighter aircraft to meet customer demands. The 747-8F aircraft are primarily utilized in our ACMI business while our 747-400s are utilized in our ACMI, AMC and Commercial Charter business. We aggressively manage our fleet and will evaluate potential opportunities for adding incremental aircraft to ensure that we provide our customers with the most efficient aircraft to meet their needs. We will also explore opportunities to invest in aircraft to expand our dry-leasing platform.

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

Drive significant and ongoing efficiencies and productivity improvements:

We continue to enhance our organization through an initiative called “Continuous Improvement.” We created a separate department to drive the process and to involve all areas of the organization in the effort to reexamine, redesign and improve the way we do business. Our initial goal was to generate $100 million in cost savings on an annualized basis. We have met and exceeded this initial goal and our efforts to realize additional savings continue.

Our efforts thus far have resulted in initiatives in six principal areas: fuel, maintenance, crew and related costs, other aircraft operations, procurement and general and administrative costs.

Specific initiatives include:

•	Further enhancements to improve the fuel efficiency of our aircraft operations;

•	Optimization of our maintenance and back-office support functions to reduce costs;

•	Improving our processes for managing aircraft maintenance, with the goal of reducing turn-times and costs;

•	Assessing our processes (e.g., crew scheduling and travel) and technologies to improve efficiencies;

•	Consolidating and eliminating facility and space requirements; and

•	Intensifying our procurement efforts to drive lower costs for purchased goods and services, including travel, airport costs and outsourced ground and maintenance services.

Selectively pursue and evaluate future acquisitions and alliances:

From time to time, we explore business combinations and alliances with other cargo airlines, services providers, dry leasing and other companies to enhance our competitive position, geographic reach and service portfolio.

Business Developments

Our ACMI results for 2012, compared to 2011, were positively impacted by the following events:

•	In March 2011, we began ACMI flying two additional 747-400F aircraft for Polar and DHL. This increased the size of our fleet flying for DHL from six to eight aircraft.

•	In November and December 2011, we took delivery of three 747-8F aircraft that we placed in service with British Airways under an ACMI agreement through GSS, which replaced three 747-400F aircraft.

•

Between March and June 2012, we began CMI flying the first three of five 767 freighters owned by DHL in its North American network. In July 2012, we began flying the fourth and placed the fifth in service during November of 2012.

•	In May and July 2012, we took delivery of two 747-8F aircraft that we placed in service with Panalpina Air & Ocean Ltd (“Panalpina”) under an ACMI agreement, which replaced two 747-400F aircraft.

•	In June 2012, we began ACMI flying a 747-400F aircraft for Etihad Airways (“Etihad”). Under the ACMI agreement, we provided Etihad with the first 747-400F aircraft in its global network.

•	In July 2012, we began ACMI flying an additional 747-400F aircraft for Polar and DHL. This increased the size of our fleet flying for DHL from eight to nine aircraft.

In October and December 2012, we took delivery of our sixth and seventh 747-8F aircraft and placed them into ACMI service with Polar and DHL, replacing two 747-400 aircraft.

In December 2012, we signed a CMI agreement with DHL to operate two new 767-300ERF aircraft owned by them. The aircraft were placed in service in their network during the first quarter of 2013.

In February 2013, we signed an ACMI agreement with Chapman Freeborn Airchartering Ltd. for a 747-400F, with network service expected to begin in April 2013. This will be the first dedicated 747-400F in their network.

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

Commercial Charter Block Hours have increased significantly during 2012, reflecting our redeployment of 747-400 aircraft from ACMI during remarketing periods and our deployment of an additional 747-400 cargo aircraft into South America. However, Commercial Charter Yields have been negatively impacted by increased air cargo capacity and softer demand. In addition to providing passenger charters to the AMC, we are utilizing our new passenger aircraft for both public and private Commercial Charter passenger flights.

In July 2012, Titan purchased a Boeing 737-300 cargo aircraft that is being dry leased to a customer on a long-term basis.

Results of Operations

Years Ended December 31, 2012 and 2011

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics in:

	2012	2011	Increase / (Decrease)	Percent Change
Block Hours
ACMI	107,130	102,695	4,435	4.3%
AMC Charter:
Cargo	10,423	17,840	(7,417)	(41.6)%
Passenger	12,024	1,368	10,656	NM
Commercial Charter	21,965	13,879	8,086	58.3%
Other	1,165	1,273	(108)	(8.5)%

Total Block Hours	152,707	137,055	15,652	11.4%

Revenue Per Block Hour
ACMI	$6,368	$6,159	$209	3.4%
AMC Charter	$21,743	$23,049	$(1,306)	(5.7)%
Cargo	$23,677	$22,739	$938	4.1%
Passenger	$20,066	$27,086	$(7,020)	(25.9)%
Commercial Charter	$20,500	$21,581	$(1,081)	(5.0)%
Fuel
AMC
Average fuel cost per gallon	$3.35	$3.63	$(0.28)	(7.7)%
Fuel gallons consumed (000s)	58,178	60,976	(2,798)	(4.6)%
Commercial Charter
Average fuel cost per gallon	$3.32	$3.29	$0.03	0.9%
Fuel gallons consumed (000s)	72,834	50,872	21,962	43.2%

	2012	2011	Increase / (Decrease)	Percent Change
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	4.3	0.2	4.1	NM
747-400 Cargo	16.4	20.3	(3.9)	(19.2)%
747-200 Cargo	—	0.2	(0.2)	NM
767-200 Cargo	2.5	—	2.5	NM
747-400 Passenger	1.1	1.0	0.1	10.0%
767-300 Passenger	0.1	—	0.1	NM

Total	24.4	21.7	2.7	12.4%
AMC Charter
747-400 Cargo	2.9	1.6	1.3	81.3%
747-200 Cargo	0.2	3.5	(3.3)	(94.3)%
747-400 Passenger	1.7	0.8	0.9	112.5%
767-300 Passenger	2.3	—	2.3	NM

Total	7.1	5.9	1.2	20.3%
Commercial Charter
747-400 Cargo	5.8	2.0	3.8	190.0%
747-200 Cargo	0.2	1.7	(1.5)	(88.2)%
747-400 Passenger	0.2	—	0.2	NM
767-300 Passenger	0.2	—	0.2	NM

Total	6.4	3.7	2.7	73.0%
Dry Leasing
757-200 Cargo	1.0	1.0	—	NM
737-300 Cargo	0.4	—	0.4	NM
737-800 Passenger	2.0	1.2	0.8	66.7%

Total	3.4	2.2	1.2	54.5%

Total Operating Aircraft	41.3	33.5	7.8	23.3%

Out-of-service**	—	0.4	(0.4)	NM

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$682,189	$632,509	$49,680	7.9%
AMC Charter	488,063	442,725	45,338	10.2%
Commercial Charter	450,277	299,528	150,749	50.3%
Dry Leasing	11,843	9,695	2,148	22.2%
Other	13,660	13,759	(99)	(0.7)%

Total Operating Revenue	$1,646,032	$1,398,216	$247,816	17.7%

ACMI revenue increased $49.7 million, or 7.9%, primarily due to the entry of our 747-8F aircraft into service and increased CMI flying, partially offset by the redeployment of 747-400 aircraft into other segments. ACMI Block Hours were 107,130 in 2012, compared to 102,695 in 2011, an increase of 4,435 Block Hours, or 4.3%. The increase in Block Hours was primarily driven by the start-up of CMI flying of five 767 cargo aircraft for DHL during 2012 and an increase in CMI flying for Boeing. Partially offsetting these increases were the return of 747-400 cargo aircraft during 2012, which were temporarily redeployed to other segments. Two of these aircraft were subsequently redeployed in ACMI to Etihad in June 2012 and DHL in July 2012. ACMI Revenue per Block Hour was $6,368 in 2012, compared to $6,159 in 2011, an increase of $209 per Block Hour, or 3.4%. The increase in Revenue per Block Hour primarily reflects the impact of higher rates for 747-8F aircraft, which began flying during the fourth quarter of 2011, with additional aircraft beginning to fly in the second, third and fourth quarters of 2012. Partially offsetting this increase was the impact of lower rates for CMI flying in 2012.

AMC Charter revenue increased $45.3 million, or 10.2%, driven by increased AMC Charter Passenger flying that began in May 2011, partially offset by a reduction in AMC Charter Cargo revenue. AMC Charter Block Hours were 22,447 in 2012 compared to 19,208 in 2011, an increase of 3,239 Block Hours, or 16.9%. The increase in AMC Charter Block Hours was due to 10,656 incremental AMC Charter Passenger Block Hours from flying four additional passenger aircraft in 2012 resulting in $204.2 million of increased revenue, partially offset by a decrease of 7,417 AMC Charter Cargo Block Hours driven by reduced cargo demand from the AMC. AMC Charter Revenue per Block Hour was $21,743 in 2012 compared to $23,049 in 2011, a decrease of $1,306 per Block Hour, or 5.7%, due to a higher volume of passenger flying on smaller 767 aircraft, a decrease in the average “pegged” fuel price and a reduction in the number of one-way AMC missions. Partially offsetting these items were premiums earned on flying additional, more efficient 747-400 cargo aircraft during 2012 in place of less efficient 747-200 aircraft in 2011. During 2012, the AMC average “pegged” fuel price was $3.35 per gallon compared to $3.63 in 2011. The “pegged” fuel price is set by the AMC and the impact to revenue from changes in the “pegged” fuel price is generally offset by a corresponding impact to fuel expense.

Commercial Charter revenue increased $150.7 million, or 50.3%, due to an increase in Block Hours, partially offset by a decrease in Revenue per Block Hour. Commercial Charter Block Hours were 21,965 in 2012, compared to 13,879 in 2011, representing an increase of 8,086 Block Hours, or 58.3%. The increase in Block Hours was primarily due to the redeployment of 747-400 aircraft from ACMI during remarketing periods and the deployment of an additional 747-400 cargo aircraft in South America. In addition, we were able to utilize our passenger aircraft for sporting event, concert tour, VIP and other private charters. Revenue per Block Hour was $20,500 in 2012, compared to $21,581 in 2011, a decrease of $1,081 per Block Hour, or 5.0%, which reflects the impact of lower Yields on increased air cargo capacity and softer demand during 2012 compared to 2011 and the impact of a reduction in Commercial Charter return legs due to fewer AMC one-way missions.

Dry Leasing revenue was relatively unchanged.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$436,618	$388,579	$48,039	12.4%
Salaries, wages and benefits	293,881	261,844	32,037	12.2%
Aircraft rent	166,142	164,089	2,053	1.3%
Maintenance, materials and repairs	165,069	167,749	(2,680)	(1.6)%
Passenger and ground handling services	69,886	31,460	38,426	122.1%
Depreciation and amortization	62,475	39,345	23,130	58.8%
Navigation fees, landing fees and other rent	60,524	50,059	10,465	20.9%
Travel	56,461	44,037	12,424	28.2%
Gain on disposal of aircraft	(2,417)	(364)	2,053	NM
Special charge	—	5,441	(5,441)	NM
Other	110,902	94,877	16,025	16.9%

Total Operating Expenses	$1,419,541	$1,247,116

Aircraft fuel increased $48.0 million, or 12.4%, due to approximately $66.5 million in increased consumption, partially offset by $18.5 million from lower fuel prices. Commercial Charter fuel consumption increased by 22.0 million gallons, or 43.2%, primarily driven by the increase in Block Hours operated, partially offset by the use of more efficient 747-400 aircraft during 2012 in comparison to less efficient 747-200 aircraft used in 2011. The average fuel price per gallon for the Commercial Charter business was $3.32 in 2012, compared to $3.29 in 2011, an increase of 0.9%. AMC fuel consumption decreased by 2.8 million gallons, or 4.6%, reflecting the use of more efficient, twin-engine 767 passenger aircraft and 747-400 cargo aircraft during 2012 in place of less efficient 747-200 cargo aircraft in 2011, partially offset by the increase in Block Hours operated. The average fuel price per gallon for the AMC Charter business was $3.35 in 2012, compared to $3.63 in 2011, a decrease of 7.7%. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $32.0 million, or 12.2%, primarily driven by higher Block Hours, increased wages for crew and hiring additional employees to support our new aircraft.

Aircraft rent increased $2.1 million, or 1.3%, primarily due to subcontracting certain Commercial Charter and AMC flights with our ACMI customers during the second and third quarters of 2012, partially offset by the purchase of engines in 2012 that were previously leased.

Maintenance, materials and repairs decreased by $2.7 million, or 1.6%, driven by a reduction in maintenance expense of $27.8 million for 747-200 aircraft, partially offset by increases of $11.0 million for 747-400 aircraft and $14.1 million for other aircraft. Heavy Maintenance expense on 747-400 aircraft increased approximately $3.5 million due to an increase in the number of C Checks and additional maintenance expense on engines, partially offset by a reduction in D Checks compared to 2011. Heavy Maintenance expense on 747-200 aircraft decreased approximately $16.5 million due to the retirement of this fleet during the first quarter of 2012. Non-heavy Maintenance expense on 747-400 aircraft decreased $1.2 million. Line Maintenance expense increased $8.7 million for 747-400 aircraft and $14.1 million for 747-8F and 767 aircraft. Line Maintenance expense decreased $11.3 million on 747-200 aircraft due to the retirement of this fleet during the first quarter of 2012. The following table compares our heavy maintenance events and engine overhauls for 2012 and 2011:

Heavy Maintenance Events	2012	2011	Increase / (Decrease)
747-400 C Checks	11	6	5
747-400 D Checks	3	5	(2)
747-200 C Checks	—	4	(4)
CF6-80 engine overhauls	14	12	2
CF6-50 engine overhauls	—	2	(2)

Passenger and ground handling services increased $38.4 million, or 122.1%, primarily due to increased AMC passenger catering and contract services for flight attendants related to increased passenger flying, which began in May 2011. We reclassified passenger catering and contract services for flight attendants from Other operating expenses to Passenger and ground handling services and reclassified previously reported amounts to conform to the current period’s presentation.

Depreciation and amortization increased $23.1, or 58.8%, primarily due to additional operating aircraft in 2012.

Navigation fees, landing fees and other rent increased $10.5 million, or 20.9%, primarily due to increased flying during 2012.

Travel increased $12.4 million, or 28.2%, primarily due to increased travel for flight attendants and pilots related to increased flying during 2012.

Gain on disposal of aircraft resulted from the sale of retired 747-200 airframes and engines during 2012.

Special charge in 2011 represents a fleet retirement charge of $5.4 million, related to employee termination benefits and the write-down of the 747-200 fleet, including related engines, rotable inventory, expendable parts and other equipment to their estimated fair value or scrap value, as appropriate. See Note 4 to our Financial Statements.

Other increased $16.0 million, or 16.9%, primarily due to increases in commissions for higher AMC Charter Revenue, taxes on domestic passenger flights and increased insurance due to additional operating aircraft.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(19,636)	$(20,193)	$(557)	(2.8)%
Interest expense	64,532	42,120	22,412	53.2%
Capitalized interest	(18,727)	(27,636)	(8,909)	(32.2)%
Loss on early extinguishment of debt	576	—	576	NM
Other income, net	(5,529)	(180)	5,349	NM

Interest expense increased $22.4 million, or 53.2%, primarily due to an increase in our average debt balances related to the financing of three 747-8F aircraft during the fourth quarter of 2011 and four 747-8F aircraft throughout 2012.

Capitalized interest decreased $8.9 million, or 32.2%, resulting from 747-8F aircraft that entered service.

Other income, net increased $5.3 million, primarily due to an insurance gain of $6.3 million related to flood damage at a warehouse in 2012, partially offset by an unrealized loss on a foreign currency denominated deposit in Brazil (see Note 12 to our Financial Statements for further discussion).

Income taxes. Our effective income tax rates were 36.8% in 2012 and 38.6% in 2011. During 2012, we resolved income tax examinations in Hong Kong for the periods 2001 through 2010. In addition, the statute of limitations expired for certain income tax benefits claimed on our U.S. federal income tax returns for prior periods. Both of these items favorably impacted the effective income tax rate for 2012.

Segments

We use an economic performance metric (“Direct Contribution”) consisting of income (loss) before taxes excluding special charges, pre-operating expenses, non-recurring items, gains on the disposal of aircraft, unallocated revenue and unallocated fixed costs, which shows the profitability of each segment after allocation of direct ownership costs. The following table compares the Direct Contribution for our reportable segments (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$191,497	$148,320	$43,177	29.1%
AMC Charter	99,591	86,962	12,629	14.5%
Commercial Charter	32,079	40,200	(8,121)	(20.2)%
Dry Leasing	4,598	4,631	(33)	(0.7)%

Total Direct Contribution	$327,765	$280,113	$47,652	17.0%

Unallocated income and expenses	$124,331	$118,047	$6,284	5.3%

ACMI Segment

Direct Contribution related to the ACMI segment increased $43.2 million, or 29.1%, primarily due to higher profitability on our new 747-8F aircraft and increased CMI flying for Boeing and DHL during 2012. Partially offsetting these improvements was an increase in crew costs.

AMC Charter Segment

Direct Contribution related to the AMC Charter segment increased $12.6 million, or 14.5%, primarily due to increased passenger Block Hours, as well as lower Heavy Maintenance from the deployment of 747-400 aircraft into this segment in place of 747-200 aircraft flown during 2011. Partially offsetting these items was a decrease in cargo Block Hours resulting from lower AMC cargo demand, a reduction in the number of one-way AMC missions and increases in crew costs and volume-driven operating expenses. In addition, AMC Charter Direct Contribution was negatively impacted by increases in aircraft ownership costs from the deployment of 747-400 aircraft into this segment in place of 747-200 aircraft.

Commercial Charter Segment

Direct Contribution related to the Commercial Charter segment decreased $8.1 million, or 20.2%, primarily due to a reduction in Revenue per Block Hour driven by an increase in global air cargo capacity combined with softer demand, a reduction in Commercial Charter return legs due to fewer AMC one-way missions and the higher cost of operating an inefficient 747-200 fleet size during the first quarter of 2012. Partially offsetting these items was an increase in Block Hours, primarily due to the redeployment of 747-400 aircraft from ACMI during remarketing periods and deployment of an additional 747-400 cargo aircraft in South America. In addition, Commercial Charter Direct Contribution was negatively impacted by increases in aircraft ownership costs (from the deployment of 747-400 aircraft into this segment in place of 747-200 aircraft) and higher crew costs.

Dry Leasing Segment

Direct Contribution related to the Dry Leasing segment was relatively unchanged.

Unallocated income and expenses

Unallocated income and expenses increased $6.3 million, or 5.3%, primarily due to a reduction in capitalized interest on 747-8F aircraft that entered service, an increase in ground staff costs to support the expansion of our aircraft operating fleet and incremental employee costs related to the retirement of our 747-200 fleet, partially offset by a reduction in pre-operating expense related to the introduction of new aircraft types in 2011 and an insurance gain related to flood damage at a warehouse in 2012.

Years Ended December 31, 2011 and 2010

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics in:

	2011	2010	Increase / (Decrease)	Percent Change
Block Hours
ACMI	102,695	91,357	11,338	12.4%
AMC Charter	19,208	18,679	529	2.8%
Commercial Charter	13,879	17,572	(3,693)	(21.0)%
Other	1,273	750	523	69.7%

Total Block Hours	137,055	128,358	8,697	6.8%

Revenue Per Block Hour
ACMI	$6,159	$5,953	$206	3.5%
AMC Charter	23,049	20,825	2,224	10.7%
Charter	22,739	20,825	1,914	9.2%
Passenger	27,086	—	27,086	NM
Commercial Charter	21,581	21,878	(297)	(1.4)%
Fuel
AMC
Average fuel cost per gallon	$3.63	$2.68	$0.95	35.4%
Fuel gallons consumed (000s)	60,976	58,022	2,954	5.1%
Commercial Charter
Average fuel cost per gallon	$3.29	$2.37	$0.92	38.8%
Fuel gallons consumed (000s)	50,872	61,154	(10,282)	(16.8)%

	2011	2010	Increase / (Decrease)	Percent Change
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	0.2	—	0.2	NM
747-400 Cargo	20.3	18.3	2.0	10.9%
747-200 Cargo	0.2	0.1	0.1	100.0%
747-400 Passenger	1.0	—	1.0	NM

Total	21.7	18.4	3.3	17.9%
AMC Charter
747-400 Cargo	1.6	1.6	—	NM
747-200 Cargo	3.5	3.9	(0.4)	(10.3)%
747-400 Passenger	0.8	—	0.8	NM

Total	5.9	5.5	0.4	7.3%
Commercial Charter
747-400 Cargo	2.0	2.9	(0.9)	(31.0)%
747-200 Cargo	1.7	1.8	(0.1)	(5.6)%

Total	3.7	4.7	(1.0)	(21.3)%
Dry Leasing
757-200 Cargo	1.0	0.8	0.2	25.0%
737-800 Passenger	1.2	—	1.2	NM

Total	2.2	0.8	1.4	175.0%

Total Operating Aircraft	33.5	29.4	4.1	13.9%

Out-of-service**	0.4	0.1	0.3	NM

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2011	2010	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$632,509	$543,853	$88,656	16.3%
AMC Charter	442,725	388,994	53,731	13.8%
Commercial Charter	299,528	384,440	(84,912)	(22.1)%
Dry Leasing	9,695	7,178	2,517	35.1%
Other	13,759	13,309	450	3.4%

Total Operating Revenue	$1,398,216	$1,337,774	$60,442	4.5%

ACMI revenue increased $88.7 million, or 16.3%, due to an increase in Block Hours and Revenue per Block Hour. ACMI Block Hours were 102,695 in 2011, compared to 91,357 in 2010, an increase of 11,338 Block Hours, or 12.4%. The increase in Block Hours was primarily driven by flying a second aircraft for Panalpina beginning in October 2010 and two incremental aircraft for DHL beginning in March 2011. In addition, we started providing CMI passenger flights in May 2010 and CMI flights for Boeing in July 2010. In November and December 2011, we launched three of our new 747-8F aircraft into ACMI service with British Airways and two 747-400s were returned. ACMI Revenue per Block was $6,159 in 2011, compared to $5,953 in 2010, an increase of $206 per Block Hour, or 3.5%. The increase in Revenue per Block Hour primarily reflects contractual rate increases in existing customer contracts and higher rates on new customer contracts.

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

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	2011	2010	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$388,579	$300,229	$88,350	29.4%
Salaries, wages and benefits	261,844	238,169	23,675	9.9%
Aircraft rent	164,089	154,646	9,443	6.1%
Maintenance, materials and repairs	167,749	174,029	(6,280)	(3.6)%
Passenger and ground handling services	31,460	26,780	4,680	(17.5)%
Depreciation and amortization	39,345	34,353	4,992	14.5%
Navigation fees, landing fees and other rent	50,059	48,700	1,359	2.8%
Travel	44,037	34,338	9,699	28.2%
Gain on disposal of aircraft	(364)	(3,601)	(3,237)	(89.9)%
Special charge	5,441	—	5,441	NM
Other	94,877	102,245	(7,368)	(7.2)%

Total Operating Expenses	$1,247,116	$1,109,888

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

Salaries, wages and benefits increased $23.7 million, or 9.9%, primarily driven by increased wages for crewmembers under the CBA, higher Block Hours and the hiring of additional employees to support new aircraft.

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

Depreciation and amortization increased $5.0 million, or 14.5%, primarily due to additional aircraft in 2011.

Gain on disposal of aircraft resulted from the sale of retired airframes and engines during 2011 compared to the sale of three previously held-for-sale spare engines and retired engines in 2010.

Special charge in 2011 represents a fleet retirement charge of $5.4 million, related to employee termination benefits and the write-down of the 747-200 fleet, including related engines, rotable inventory, expendable parts and other equipment to their estimated fair value or scrap value, as appropriate. See Note 4 to our Financial Statements.

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

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) (in thousands):

	2011	2010	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(20,193)	$(19,663)	$530	2.7%
Interest expense	42,120	40,034	2,086	5.2%
Capitalized interest	(27,636)	(16,373)	11,263	68.8%
Other income, net	(180)	(9,222)	(9,042)	(98.0)%

Interest expense increased $2.1 million, or 5.2%, primarily from an increase in our average debt balances related to the financing of three 747-8F aircraft during 2011.

Capitalized interest increased $11.3 million, or 68.8%, primarily due to higher interest rates applied to higher pre-delivery deposit balances outstanding during the period.

Other income, net decreased $9.0 million, or 98.0%, due to an $8.8 million litigation settlement received in 2010.

Income taxes. Our effective income tax rates were 38.6% and 38.7% for the years ended December 31, 2011 and 2010, respectively.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2011	2010	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$148,320	$127,679	$20,641	16.2%
AMC Charter	86,962	111,091	(24,129)	(21.7)%
Commercial Charter	40,200	111,717	(71,517)	(64.0)%
Dry Leasing	4,631	4,643	(12)	(0.3)%

Total Direct Contribution	$280,113	$355,130	$(75,017)	(21.1)%

Unallocated income and expenses	$118,047	$125,621	$(7,574)	(6.0)%

ACMI Segment

Direct Contribution related to the ACMI segment increased $20.6 million, or 16.2%, primarily due to increases in Block Hours and ACMI Yields. The increase in Block Hours was primarily driven by flying a second aircraft for Panalpina beginning in October 2010 and two incremental aircraft for DHL beginning in March 2011. In addition, we started providing CMI passenger flights in May 2010 and CMI flights for Boeing in July 2010. In November and December 2011, we launched three of our new 747-8F aircraft into ACMI service with British Airways and two 747-400s were returned. The increase in ACMI Yields primarily reflects contractual rate increases in existing customer contracts and higher rates on new customer contracts. ACMI Direct Contribution was also impacted by crew and line maintenance expenses driven by the increased flying and higher wages for our crewmembers under the CBA, and increased aircraft ownership costs.

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

Reconciliation of GAAP to non-GAAP Financial Measures

To supplement our Financial Statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we present certain non-GAAP financial measures to assist in the evaluation of our business performance. These non-GAAP measures include Adjusted Net Income Attributable to Common Stockholders and adjusted diluted earnings per share (“Adjusted Diluted EPS”), which exclude certain items that impact year-over-year comparisons of our results. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

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

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP measures (in thousands, except per share data):

	2012	2011	Percent Change
Net Income Attributable to Common Stockholders	$129,927	$96,083	35.2%
After-tax impact from:
Fleet retirement costs (a)	2,252	—
Pre-operating expenses (b)	—	9,455
Special charge (c)	—	3,466
Loss on early extinguishment of debt	367	—
Insurance gain (d)	(4,032)	—
Gain on disposal of aircraft	(1,540)	(232)

Adjusted Net Income Attributable to Common Stockholders	$126,974	$108,772	16.7%

Diluted EPS	$4.89	$3.64
After-tax impact from:
Fleet retirement costs (a)	0.08	—
Pre-operating expenses (b)	—	0.36
Special charge (c)	—	0.13
Loss on early extinguishment of debt	0.01	—
Insurance gain (d)	(0.15)	—
Gain on disposal of aircraft	(0.06)	(0.01)

Adjusted Diluted EPS	$4.78 †	$4.12	16.0%

	2011	2010	Percent Change
Net Income Attributable to Common Stockholders	$96,083	$141,810	(32.2%)
After-tax impact from:
Pre-operating expenses (b)	9,455	397
Net accrual for legal settlements	—	16,068
Litigation settlement received	—	(5,574)
Special charge (c)	3,466	—
Gain on disposal of aircraft	(232)	(2,294)

Adjusted Net Income Attributable to Common Stockholders	$108,772	$150,407	(27.7%)

Diluted EPS	$3.64	$5.44	(33.1%)
After-tax impact from:
Pre-operating expenses (b)	0.36	0.02
Net accrual for legal settlements	—	0.61
Litigation settlement received	—	(0.21)
Special charge (c)	0.13	—
Gain on disposal of aircraft	(0.01)	(0.09)

Adjusted Diluted EPS	$4.12	$5.77	(28.6%)

†	Items do not sum due to rounding.

a)	Fleet retirement costs in 2012 included incremental employee costs related to the retirement of our 747-200 fleet.

b)	Pre-operating expenses in 2011 and 2010 were related to the introduction of new aircraft types and include incremental costs incurred as a result of aircraft delivery delays.

c)	Included in Special charge in 2011 are asset impairment and employee termination charges related to the retirement of the 747-200 fleet.

d)	Insurance gain in 2012 related to flood damage at a warehouse.

Liquidity and Capital Resources

Significant liquidity events in 2012 were as follows:

In January 2012, we entered into a term loan facility for up to $864.8 million with Apple Bank for Savings, guaranteed by Export-Import Bank of the United States (“Ex-Im Bank”) to finance up to six 747-8F aircraft deliveries (the “Ex-Im Bank Facility”). The Ex-Im Bank Facility, if fully drawn, will consist of up to six separate term loans each secured by a mortgage on a 747-8F aircraft. In May, July, October and December 2012, we borrowed an aggregate of $570.7 million through four separate loans under the Ex-Im Bank Facility to finance the delivery of 747-8F aircraft. Under the Ex-Im Bank Facility, each of the above aircraft were initially financed as floating-rate loans and subsequently refinanced by the issuance of four separate twelve-year, fixed-rate Ex-Im Bank guaranteed notes.

In March 2012, we entered into a five-year term loan facility with CIT Bank in the aggregate amount of $35.7 million to finance two 747-400 and two 767-300ER passenger aircraft that we purchased in 2011. In May 2012, we entered into a five-year term loan with CIT Bank for $8.5 million to finance a third 767-300ER passenger aircraft that we purchased in 2011.

In September 2012, we entered into a seven-year term loan with Landesbank Hessen-Thuringen Girozentrale in the aggregate amount of $26.0 million to finance a 737-800 passenger aircraft that we purchased in 2011.

Operating Activities. Net cash provided by operating activities for 2012 was $258.5 million, compared to $143.0 million for 2011. The increase primarily reflects higher earnings and a $27.6 million refund of cash taxes paid in 2011 and 2010.

Investing Activities. Net cash used for investing activities was $547.8 million for 2012, consisting primarily of $520.8 million of purchase deposit and delivery payments for flight equipment, which included $18.7 million of capitalized interest on our 747-8F aircraft order, $31.3 million of capital expenditures and $6.7 million from investments in debt securities, partially offset by $4.3 million of proceeds from short-term investments, $3.3 million of proceeds from insurance and $3.2 million of proceeds from disposal of aircraft. During 2012, we purchased four 747-8F cargo aircraft, one 737-300 cargo aircraft and one 767-300ER passenger aircraft. Capital expenditures for 2012 were funded through working capital, except for the ten aircraft financed as discussed above. Net cash used for investing activities was $794.0 million for 2011, consisting primarily of $764.3 million of purchase deposit and delivery payments for flight equipment, which included $27.6 million of capitalized interest on our 747-8F aircraft order and $37.4 million of capital expenditures, partially offset by $6.2 million of proceeds from short-term investments.

Financing Activities. Net cash provided by financing activities was $512.0 million for 2012, which primarily reflected the proceeds from debt issuance of $1,211.6 million, partially offset by $662.6 million of payments on debt obligations and $34.1 million of debt issuance costs. The proceeds from debt issuance and payments of debt obligations reflect the refinancing of $570.7 million in term loans under the Ex-Im Bank Facility with four Ex-Im Bank guaranteed notes. Net cash provided by financing activities was $249.3 million for 2011, which primarily reflected the proceeds from debt issuance of $360.3 million, partially offset by $102.6 million of payments on debt obligations.

We consider Cash and cash equivalents, Short-term investments and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund capital expenditures for 2013 and to purchase shares of our stock under our stock repurchase program (see Item 5 of Part II of this Report for further discussion of the program). Capital expenditures for 2013 are expected to be approximately $98.7 million, which excludes aircraft and capitalized interest. Our estimated 747-8F aircraft delivery payment requirements in 2013 are approximately $212.5 million. We expect our Cash and cash equivalents, and the Ex-Im Bank Facility to be sufficient to fund our 747-8F aircraft delivery payment requirements for 2013. On October 1, 2012, we elected to terminate our $125.6 million pre-delivery payment financing facility since it is no longer needed to finance our pre-delivery payments. In addition, we prepaid the amounts outstanding under two term loans of $40.2 million in January 2013.

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

We can claim bonus tax depreciation equal to 100% of the cost of qualified assets placed in service during 2011 or 2012 and 50% of the cost of qualified assets placed in service during 2013 or 2014. Two 747-8F aircraft delivered to us in 2011 and four delivered in 2012 qualify for 100% bonus tax deprecation. In addition, we expect that two 747-8F aircraft to be delivered in 2013 will qualify for 50% bonus tax depreciation. As a result, we do not expect to pay any significant U.S. federal income tax until 2017 or later. Furthermore, our business operations are subject to income tax in several non-U.S. jurisdictions. We expect GSS to pay U.K. cash income taxes commensurate with its earnings. We do not expect to pay cash income taxes in any other jurisdiction for at least several years.

Contractual Obligations

The table below provides details of our balances available under credit agreements and future cash contractual obligations as of December 31, 2012 (in millions):

	Available Credit	Total Obligations	Payments Due by Period
			2013	2014 - 2015	2016 - 2017	Thereafter
Debt (1)	$294.1	$1,350.8	$160.2	$246.5	$246.0	$698.1
Interest on debt (2)	—	310.8	57.2	94.2	70.4	89.0
Aircraft operating leases	—	1,407.9	146.9	271.7	259.1	730.2
Other operating leases	—	14.6	5.1	8.9	0.2	0.4
Aircraft purchase commitments (3)	—	217.5	217.5	—	—	—

Total Contractual Obligations	$294.1	$3,301.6	$586.9	$621.3	$575.7	$1,517.7

(1)	Debt reflects gross amounts (see Note 7 to our Financial Statements for a discussion of the related unamortized discount).

(2)	Amount represents interest on fixed rate and floating debt at December 31, 2012.

(3)	Includes estimated contractual escalations and required option payments net of purchase credits with respect to aircraft and spare engine commitments.

We maintain a non-current liability for unrecognized income tax benefits. To date, we have not resolved the ultimate cash settlement of this liability. As a result, we are not in a position to estimate with reasonable certainty the date upon which this liability would be payable.

Description of Our Debt Obligations

See Note 7 to our Financial Statements for a description of our debt obligations.

Off-Balance Sheet Arrangements

Fifteen of our forty operating aircraft are under operating leases (this excludes aircraft provided by CMI customers). Five are leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed price options reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that would obligate us to absorb decreases in value or entitle us to participate in increases in the value of the aircraft. We have not consolidated any of the aircraft-leasing trusts because we are not the primary beneficiary. In addition, we reviewed the other ten Atlas aircraft that are under operating leases but not financed through a trust and determined that none of them would be consolidated upon the application of accounting for consolidations. Our maximum exposure under all operating leases is the remaining lease payments, which amounts are reflected in the future lease commitments above and described in Note 8 to our Financial Statements.

There were no changes in our off-balance sheet arrangements during the fiscal year ended December 31, 2012.

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

Property held under capital leases and the related obligations are recorded at the lesser of an amount equal to (a) the present value of future minimum lease payments computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease, or (b) the fair value of the asset. Amortization of property under capital leases is calculated on a straight-line basis over the lease term.

We record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount and the net book value of the assets exceeds their estimated fair value. In making these determinations, we use certain assumptions at the operating fleet level, including, but not limited to: (i) estimated fair value of the assets and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, revenue generated, associated costs, length of service and estimated salvage values.

Aircraft Maintenance and Repair

We account for maintenance and repair costs for both owned and leased airframes and engines under the direct expense method. Under this method, maintenance and repairs are charged to expense upon induction, based on our best estimate of the costs. This method can result in expense volatility between quarterly and annual periods, depending on the number and type of heavy maintenance events performed.

Income Taxes

Deferred income taxes are recognized for the tax consequences of reporting items in our income tax returns at different times than the items are reflected in our financial statements. These temporary differences result in deferred tax assets and liabilities that are calculated by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. If necessary, deferred income tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount, if any, of the valuation allowance.

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

We currently do not hedge against foreign currency fluctuations or aircraft fuel. The potential loss arising from adverse changes to the price and availability of aircraft fuel and interest rates is discussed below. The sensitivity analyses presented herein do not consider the effects that such adverse changes might have on our overall financial performance, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable rate leases are not considered market-sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below.

Aircraft Fuel.   Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated at a hypothetical 20% increase or decrease in the 2012 average cost per gallon of fuel. Based on actual 2012 fuel consumption for the Commercial Charter business segment, such an increase would have resulted in an increase to aircraft fuel expense of approximately $45.1 million in 2012. We have limited fuel risk on our Commercial Charter business. In the AMC Charter Segment, the contracted fuel prices are established and fixed by the AMC. We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for the AMC Charter flights exceeds the fixed price; if the price of fuel paid by us is less than the fixed price, then we pay the difference to the AMC. Therefore, we have limited exposure to changes in fuel prices in the AMC Charter Segment. ACMI and Dry Leasing do not create an aircraft fuel market risk, as the cost of fuel is borne by the customer.

Variable Interest Rates.   Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. As of December 31, 2012, approximately $40.2 million of our debt at face value had variable interest rates. If interest rates would have increased or decreased by a hypothetical 20% in the underlying rate as of December 31, 2012, our annual interest expense would have changed in 2012 by approximately $0.3 million.

Fixed Rate Debt.   On December 31, 2012, we had approximately $1.3 billion of fixed rate long-term debt. If interest rates were 20% lower than the stated rate, the fair value of this debt would have been $64.6 million higher as of December 31, 2012.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Atlas Air Worldwide Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlas Air Worldwide Holdings, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 13, 2013

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$409,763	$187,111
Short-term investments	10,119	8,097
Accounts receivable, net of allowance of $3,172 and $1,931, respectively	127,704	93,213
Prepaid maintenance	22,293	35,902
Deferred taxes	26,390	10,580
Prepaid expenses and other current assets	36,726	58,934

Total current assets	632,995	393,837
Property and Equipment
Flight equipment	2,209,782	1,466,384
Ground equipment	39,230	33,788
Less: accumulated depreciation	(185,419)	(159,123)
Purchase deposits for flight equipment	147,946	407,184

Property and equipment, net	2,211,539	1,748,233
Other Assets
Long-term investments and accrued interest	140,498	135,735
Deposits and other assets	132,120	73,232
Intangible assets, net	35,533	39,961

Total Assets	$3,152,685	$2,390,998

Liabilities and Equity
Current Liabilities
Accounts payable	$20,789	$27,352
Accrued liabilities	152,467	175,298
Current portion of long-term debt	154,760	70,007

Total current liabilities	328,016	272,657
Other Liabilities
Long-term debt	1,149,282	680,009
Deferred taxes	265,384	178,069
Other liabilities	121,899	118,888

Total other liabilities	1,536,565	976,966
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,672,924 and 27,462,116 shares issued, 26,443,441 and 26,304,764, shares outstanding (net of treasury stock), as of December 31, 2012 and 2011, respectively	277	275
Additional paid-in-capital	544,421	525,670
Treasury stock, at cost; 1,229,483 and 1,157,352 shares, respectively	(44,850)	(41,499)
Accumulated other comprehensive loss	(14,263)	(15,683)
Retained earnings	798,676	668,749

Total stockholders’ equity	1,284,261	1,137,512
Noncontrolling interest	3,843	3,863

Total equity	1,288,104	1,141,375

Total Liabilities and Equity	$3,152,685	$2,390,998

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Operating Revenue
ACMI	$682,189	$632,509	$543,853
AMC charter	488,063	442,725	388,994
Commercial charter	450,277	299,528	384,440
Dry leasing	11,843	9,695	7,178
Other	13,660	13,759	13,309

Total Operating Revenue	1,646,032	1,398,216	1,337,774

Operating Expenses
Aircraft fuel	436,618	388,579	300,229
Salaries, wages and benefits	293,881	261,844	238,169
Aircraft rent	166,142	164,089	154,646
Maintenance, materials and repairs	165,069	167,749	174,029
Passenger and ground handling services	69,886	31,460	26,780
Depreciation and amortization	62,475	39,345	34,353
Navigation fees, landing fees and other rent	60,524	50,059	48,700
Travel	56,461	44,037	34,338
Gain on disposal of aircraft	(2,417)	(364)	(3,601)
Special charge	—	5,441	—
Other	110,902	94,877	102,245

Total Operating Expenses	1,419,541	1,247,116	1,109,888

Operating Income	226,491	151,100	227,886

Non-operating Expenses (Income)
Interest income	(19,636)	(20,193)	(19,663)
Interest expense	64,532	42,120	40,034
Capitalized interest	(18,727)	(27,636)	(16,373)
Loss on early extinguishment of debt	576	—	—
Other income, net	(5,529)	(180)	(9,222)

Total Non-operating Expenses (Income)	21,216	(5,889)	(5,224)
Income before income taxes	205,275	156,989	233,110
Income tax expense	75,561	60,680	90,154

Net Income	129,714	96,309	142,956
Less: Net income (loss) attributable to noncontrolling interests	(213)	226	1,146

Net Income Attributable to Common Stockholders	$129,927	$96,083	$141,810

Earnings per share:
Basic	$4.92	$3.66	$5.50

Diluted	$4.89	$3.64	$5.44

Weighted average shares:
Basic	26,419	26,227	25,781

Diluted	26,549	26,422	26,088

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net Income	$129,714	$96,309	$142,956
Other comprehensive income (loss):
Interest rate derivatives:
Net change in fair value	(713)	(24,887)	—
Reclassification into earnings	2,652	—	—
Income tax benefit (expense)	(704)	9,034	—
Foreign currency translation:
Translation adjustment	256	(42)	45
Income tax benefit (expense)	122	22	(12)
Accumulated Postretirement Benefit Obligation:
Amortization	—	(442)	(46)
Income tax benefit (expense)	—	164	17

Other comprehensive income (loss)	1,613	(16,151)	4

Comprehensive Income	131,327	80,158	142,960
Less: Comprehensive income (loss) attributable to noncontrolling interests	(20)	216	1,163

Comprehensive Income Attributable to Common Stockholders	$131,347	$79,942	$141,797

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Operating Activities:
Net Income Attributable to Common Stockholders	$129,927	$96,083	$141,810
Net income (loss) attributable to noncontrolling interests	(213)	226	1,146

Net Income	129,714	96,309	142,956
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	72,194	47,313	42,356
Accretion of debt securities discount	(8,560)	(8,341)	(7,998)
Provision for allowance for doubtful accounts	837	335	201
Special charge	—	5,441	—
Loss on early extinguishment of debt	576	—	—
Gain on disposal of aircraft	(2,417)	(364)	(3,601)
Deferred taxes	75,365	81,616	62,962
Stock-based compensation expense	18,202	12,528	14,065
Changes in:
Accounts receivable	(25,217)	(12,914)	(14,839)
Prepaid expenses and other current assets	48,213	(50,303)	(7,415)
Deposits and other assets	(26,027)	(21,854)	(8,176)
Accounts payable and accrued liabilities	(24,383)	(6,808)	60,032

Net cash provided by operating activities	258,497	142,958	280,543
Investing Activities:
Capital expenditures	(31,266)	(37,374)	(29,612)
Purchase deposits and delivery payments for flight equipment	(520,770)	(764,268)	(40,390)
Investment in debt securities	(6,658)	—	(100,090)
Investment in owner participant interest	—	—	(21,475)
Proceeds from short-term investments	4,342	6,165	24,374
Proceeds from insurance	3,300	—	—
Proceeds from disposal of aircraft	3,215	1,480	5,183

Net cash used for investing activities	(547,837)	(793,997)	(162,010)
Financing Activities:
Proceeds from debt issuance	1,211,560	360,250	20,636
Proceeds from stock option exercises	—	4,733	5,197
Purchase of treasury stock	(3,351)	(9,251)	(5,854)
Excess tax benefit from stock-based compensation expense	551	3,117	1,155
Payment of debt issuance costs	(34,141)	(6,980)	(445)
Payments of debt	(662,627)	(102,571)	(164,110)

Net cash provided by (used for) financing activities	511,992	249,298	(143,421)
Net increase (decrease) in cash and cash equivalents	222,652	(401,741)	(24,888)
Cash and cash equivalents at the beginning of period	187,111	588,852	613,740

Cash and cash equivalents at the end of period	$409,763	$187,111	$588,852

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2009	$266	$(26,394)	$481,074	$471	$430,856	$886,273	$2,484	$888,757
Net Income	—	—	—	—	141,810	141,810	1,146	142,956
Other comprehensive income (loss)	—	—	—	(13)	—	(13)	17	4

Comprehensive Income (Loss)	—	—	—	—	—	141,797	1,163	142,960
Stock option and restricted stock compensation	—	—	14,065	—	—	14,065	—	14,065
Purchase of 126,224 shares of treasury stock	—	(5,854)	—	—	—	(5,854)	—	(5,854)
Exercise of 160,037 employee stock options	2	—	5,195	—	—	5,197	—	5,197
Issuance of 202,436 shares of restricted stock	2	—	(2)	—	—	—	—	—
Reversal of prior year deferred tax	—	—	3,810	—	—	3,810	—	3,810
Tax benefit on restricted stock and stock options	—	—	1,155	—	—	1,155	—	1,155

Balance at December 31, 2010	$270	$(32,248)	$505,297	$458	$572,666	$1,046,443	$3,647	$1,050,090

Net Income	—	—	—	—	96,083	96,083	226	96,309
Other comprehensive income (loss)	—	—	—	(16,141)	—	(16,141)	(10)	(16,151)

Comprehensive Income (Loss)	—	—	—	—	—	79,942	216	80,158
Stock option and restricted stock compensation	—	—	12,528	—	—	12,528	—	12,528
Purchase of 138,443 shares of treasury stock	—	(9,251)	—	—	—	(9,251)	—	(9,251)
Exercise of 122,354 employee stock options	1	—	4,732	—	—	4,733	—	4,733
Issuance of 383,839 shares of restricted stock	4	—	(4)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	3,117	—	—	3,117	—	3,117

Balance at December 31, 2011	$275	$(41,499)	$525,670	$(15,683)	$668,749	$1,137,512	$3,863	$1,141,375

Net Income	—	—	—	—	129,927	129,927	(213)	129,714
Other comprehensive income (loss)	—	—	—	1,420	—	1,420	193	1,613

Comprehensive Income (Loss)	—	—	—	—	—	131,347	(20)	131,327
Stock option and restricted stock compensation	—	—	18,202	—	—	18,202	—	18,202
Purchase of 72,131 shares of treasury stock	—	(3,351)	—	—	—	(3,351)	—	(3,351)
Issuance of 210,808 shares of restricted stock	2	—	(2)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	551	—	—	551	—	551

Balance at December 31, 2012	$277	$(44,850)	$544,421	$(14,263)	$798,676	$1,284,261	$3,843	$1,288,104

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

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

We provide outsourced aircraft and aviation operating services throughout the world, serving Africa, Asia, Australia, Europe, the Middle East, North America and South America through: (i) contractual service arrangements, including those through which we provide aircraft to customers and value-added services, including crew, maintenance and insurance (“ACMI”), as well as those through which we provide crew, maintenance and insurance, with the customer providing the aircraft (“CMI”); (ii) military charter services provided to the U.S. Military Air Mobility Command (the “AMC”) (“AMC Charter”); (iii) seasonal, commercial and ad-hoc charter services (“Commercial Charter”); and (iv) dry leasing or sub-leasing of aircraft and engines (“Dry Leasing” or “Dry Lease”).

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

Escrow Deposits and Letters of Credit

We had $6.3 million as of December 31, 2012 and $6.7 million as of December 31, 2011, for certain deposits required in the normal course of business for various items including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits, insurance and cash pledged under standby letters of credit related to collateral. These amounts are included in Deposits and other assets.

Long-term Investments

Long-term investments consist of debt securities, including accrued interest, for which management has the intent and ability to hold to maturity. These investments are classified as held-to-maturity and are reported at amortized cost. Interest on debt securities and accretion of discounts using the effective interest method are included in Interest income.

Expendable Parts

Expendable parts, materials and supplies for flight equipment are carried at average acquisition costs and are included in Prepaid expenses and other current assets. When used in operations, they are charged to maintenance expense. Allowances for excess and obsolescence for expendable parts expected to be on hand at the date aircraft are retired from service are provided over the estimated useful lives of the related aircraft and engines. These allowances are based on management estimates, which are subject to change as conditions in the business evolve. The net book value of expendable parts inventory was $27.5 million as of December 31, 2012 and $26.1 million at December 31, 2011. The allowance for expendable obsolescence was $8.9 million as of December 31, 2012 and $6.3 million at December 31, 2011.

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

Range
Flight equipment	6 to 40 years
Computer software and equipment	3 to 5 years
Ground handling equipment and other	3 to 5 years

Depreciation expense, including the amortization of capital leases, related to property and equipment was $60.2 million in 2012, $37.0 million in 2011 and $34.1 million in 2010.

Rotable parts are recorded in Property and equipment, net, and are depreciated over the average remaining fleet lives and written off when they are determined to be beyond economic repair. The net book value of rotable parts inventory was $82.8 million as of December 31, 2012 and $76.7 million as of December 31, 2011.

Capitalized Interest on Pre-delivery Deposits

Interest on funds used to finance the acquisition of aircraft up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Included in capitalized interest is the interest paid on the pre-delivery deposit borrowings directly associated with the acquisition of aircraft. The remainder of capitalized interest recorded on the acquisition of aircraft is determined by taking the weighted average cost of funds associated with our other debt and applying it against the amounts paid as pre-delivery deposits. Pre-delivery deposits for aircraft include capitalized interest of $23.3 million as of December 31, 2012 and $49.8 million as of December 31, 2011.

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

During 2011, we recorded impairment charges on our 747-200 aircraft, as well as the related engines, rotable inventory and other equipment (see Note 4).

Variable Interest Entities and Off-Balance Sheet Arrangements

We hold a 49% interest in GSS, a private company. GSS is a variable interest entity and we are the primary beneficiary of GSS for financial reporting purposes. Atlas dry leases three 747-8F owned aircraft to GSS. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. GSS provides ACMI services to British Airways Plc using these three aircraft. As of December 31, 2012, our investment in GSS was $2.9 million and our maximum exposure to losses from the entity is limited to our investment in GSS and any operating losses of GSS. GSS does not have any third-party debt obligations.

We hold a 50% interest in Global Aviation Technical Solutions Co, Ltd. (“GATS”), a joint venture with an unrelated third party. The purpose of the joint venture is to purchase rotable parts and provide repair services for those parts, primarily for our 747-8F aircraft. The joint venture is a variable interest entity and we have not consolidated GATS because we are not the primary beneficiary as we do not exercise financial control. As of December 31, 2012, our investment in GATS was $12.3 million and our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts. GATS does not have any third-party debt obligations.

A portion of our operating aircraft are owned or effectively owned and leased through trusts established specifically to purchase, finance and lease aircraft to us. We have not consolidated any aircraft in the related trusts because we are not the primary beneficiary. Our maximum exposure under these operating leases is the remaining lease payments, which amounts are reflected in the future lease commitments more fully described in Note 8.

Income Taxes

Deferred income taxes are recognized for the tax consequences of reporting items in our income tax returns at different times than the items are reflected in our financial statements. These temporary differences result in deferred tax assets and liabilities that are calculated by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. If necessary, deferred income tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount, if any, of the valuation allowance.

In addition, we establish tax reserves when we believe that certain tax positions are subject to challenge and may not be sustained on audit. These reserves are based on subjective estimates and assumptions involving the relative filing positions and the potential exposure from audits and litigation.

Debt Issuance Costs

Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method of amortization. Amortization of debt issuance costs was $2.2 million in 2012, $0.5 million in 2011 and $0.3 million in 2010, and was included as a component of Interest expense.

Aircraft Maintenance and Repair

Maintenance and repair costs for both owned and leased aircraft are charged to expense upon induction.

Prepaid Maintenance Deposits

Certain of our aircraft financing agreements require security deposits to our finance providers to ensure that we perform major maintenance as required. These are substantially refundable to us and are, therefore, accounted for as deposits and included in Prepaid maintenance and in Deposits and other assets. Such amounts, including the long-term portion, were $58.2 million as of December 31, 2012 and $53.5 million at December 31, 2011.

Foreign Currency

While most of our revenues are denominated in U. S. dollars, our results of operations may be exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. Our largest exposure comes from the Brazilian real, British pound and the Euro. We do not currently have a foreign currency hedging program related to our foreign currency-denominated transactions. Gains or losses resulting from foreign currency transactions are included in Non-operating expenses (income).

Stock-Based Compensation

We have various stock-based compensation plans for certain employees and outside directors, which are described more fully in Note 13. We recognize compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period for each award based on the fair value on grant date. We estimate grant date fair value for all option grants using the Black-Scholes-Merton option pricing model. We estimate option and restricted stock/unit forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. As a result, we record stock-based compensation expense only for those awards that are expected to vest.

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

The following table summarizes interest and income taxes paid:

	2012	2011	2010
Interest paid	$54,790	$37,616	$34,200
Income taxes paid, net of refunds	$(27,371)	$4,236	$29,075

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

3.     DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”), holds a 49% equity interest and a 25% voting interest in Polar. Polar is a variable interest entity and we have not consolidated Polar because we are not the primary beneficiary as the risks associated with the direct costs of operation are with DHL. Concurrent with the investment, under a 20-year blocked space agreement that was subsequently amended (the “BSA”), Polar provides air cargo capacity to DHL through Polar’s network for DHL Express services. In addition to the BSA, Atlas and Polar have a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. Under the flight services agreement, Atlas provides Polar with crew, maintenance and insurance for the aircraft. Under other separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. DP has guaranteed DHL’s (and Polar’s) obligations under the various transaction agreements described above. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to herein as the “DHL Agreements”. The DHL Agreements provide us with a guaranteed revenue stream from 747-400 aircraft that have been dedicated to Polar for outsourced airport-to-airport wide-body cargo aircraft solutions for the benefit of DHL and other customers’ freight due to monthly minimum Block Hour guarantees over the life of the agreements.

In accordance with the DHL Agreements, Polar flies for DHL’s trans-Pacific express network and DHL provides financial support and also assumed the risks and rewards of the operations of Polar. In addition to its trans-Pacific routes, Polar is also flying between the Asia Pacific regions, Middle East and Europe on behalf of DHL and other customers.

The BSA established DHL’s capacity purchase commitments on Polar flights. DHL has the right to terminate the 20-year BSA at the tenth and fifteenth anniversaries of commencement, which was on October 27, 2008. Either party may terminate for cause (as defined) at any time. With respect to DHL, “cause” includes Polar’s inability to meet certain departure and arrival criteria for an extended period of time and upon certain change-of-control events, in which case DHL may be entitled to liquidated damages from Polar. Under such circumstances, DHL is further entitled to have an affiliate assume any or all of the six 747-400 freighter subleases for the remainder of the term under each such sublease, with Polar liable up to an agreed amount of such lease obligations. In the event of any termination during the sublease term, DHL is required to pay the lease obligations for the remainder of the head lease and guarantee Polar’s performance under the leases.

In addition to the six 747-400 freighter aircraft, three additional aircraft are operated by Atlas to support the Polar network and DHL through an alliance agreement whereby Atlas provides ACMI services to Polar as of December 31, 2012. We also provide charter capacity to Polar on an as-needed basis. Except for any liquidated damages that we could incur as described above, we do not have any continuing financial exposure to fund debt obligations or operating losses of Polar. The following table summarizes our transactions with Polar:

Revenue and Expenses:	2012	2011	2010
ACMI revenue from Polar	$259,757	$228,896	$185,456
Other revenue from Polar	$11,349	$11,349	$11,349
Ground handling and airport fees paid to Polar	$1,654	$1,683	$2,273

Accounts receivable/payable as of December 31:	2012	2011
Receivables from Polar	$4,264	$2,944
Payables to Polar	$140	$121

Aggregate Carrying Value of Polar Investment as of December 31:	2012	2011
	$4,870	$4,870

4.     Special Charge

We record impairment charges on long-lived assets used in operations when events and circumstances (“Triggering Events”) indicate that the assets may be impaired. In 2011, we determined that Triggering Events occurred, performed an impairment test and concluded that the carrying value of our 747-200 fleet was no longer recoverable.

We view the 747-200 fleet, as well as the related engines, rotable inventory and other equipment as one asset group in developing our cash flow models. In determining fair value, we considered the effects of the current market environment, age of the assets, marketability and excess capacity. Our estimate of fair value was not based on distressed sales or forced liquidations. Instead, it appropriately considered the current market conditions in conjunction with other indicators and represents a Level 3 input, as defined in Note 10. The fair value for each of the aircraft and spare engines remaining in service was adjusted based on estimates of maintenance status. For engines and airframes that are permanently parked, fair value was determined to be scrap value.

In 2011, we recorded a fleet retirement charge of $5.4 million. Of this amount, $4.1 million related to an impairment of the 747-200 fleet, as well as the related engines, rotable inventory and other equipment to their estimated fair value or scrap value, as appropriate. Our remaining three 747-200 aircraft and related spare engines were parked during the first quarter of 2012 and had a net book value of $5.2 million that was transferred to other non-current assets, of which the majority relates to engines. In addition, we recorded a $1.3 million charge related to employee termination benefits for 747-200 crewmembers.

5.     Intangible Assets, net

The following table presents our Intangible assets, net as of December 31:

	2012	2011
Fair value adjustment on operating leases	$45,531	$45,531
Lease intangibles	10,205	10,205
Customer relationship	2,438	2,164
Less: accumulated amortization	(22,641)	(17,939)

	$35,533	$39,961

Fair value adjustment on operating leases represents the capitalized discount recorded to adjust leases of our 747-400 aircraft to fair market value in 2004. The lease intangible resulted from the acquisition of the owner participant interest in aircraft N499MC in 2010. The customer relationship intangible asset primarily resulted from the consolidation of GSS in 2009.

Amortization expense related to intangible assets amounted to $4.7 million in 2012, $4.7 million in 2011 and $2.7 million in 2010.

The estimated future amortization expense of intangible assets as of December 31, 2012 is as follows:

2013	$4,555
2014	4,348
2015	4,126
2016	3,345
2017	2,834
Thereafter	16,325

Total	$35,533

6.     Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2012	2011
Maintenance	$38,475	$54,239
Salaries, wages and benefits	32,734	43,698
Aircraft fuel	19,882	25,583
Deferred revenue	18,619	12,592
Other	42,757	39,186

Accrued liabilities	$152,467	$175,298

7.     Debt

Our debt obligations, as of December 31:

	2012	2011
Ex-Im Bank guaranteed notes	$560,078	$—
Term loans	450,652	420,436
EETCs	293,312	329,580

Total debt	1,304,042	750,016
Less current portion of debt	(154,760)	(70,007)

Long-term debt	1,149,282	680,009

At December 31, 2012 and 2011, we had $46.8 million and $51.9 million, respectively, of unamortized discount related to the fair market value adjustments recorded against debt.

Description of our Debt Obligations

Many of our financing instruments contain limitations on our ability to, among other things, pay certain dividends or make certain other restricted payments, consummate certain asset sales, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

Ex-Im Bank Guaranteed Notes

On January 30, 2012, we entered into a term loan facility for up to $864.8 million with Apple Bank for Savings, guaranteed by the Export-Import Bank of the United States (“Ex-Im Bank”) to finance up to six 747-8F aircraft deliveries (the “Ex-Im Bank Facility”). The Ex-Im Bank Facility consists of up to six separate term loans, each secured by a mortgage on a 747-8F aircraft. In connection with entry into the Ex-Im Bank Facility, we have agreed to pay usual and customary commitment and other fees associated with this type of financing. Borrowings under the Ex-Im Bank Facility will initially accrue interest at a variable rate, payable quarterly at London InterBank Offered Rate (“LIBOR”), plus a margin. The Ex-Im Bank Facility provides options to refinance the loans through the issuance of bonds in the capital markets or to convert the loans to a fixed rate. The Ex-Im Bank Facility contains customary covenants and events of default. In addition, there are certain operating conditions under the Ex-Im Bank Facility that we must meet.

Each of the borrowings obtained under the Ex-Im Bank Facility were initially funded as variable-rate loans secured by an aircraft and were subsequently refinanced with the issuance of fixed-rate notes with principal and interest payable quarterly.

The following table summarizes the terms and balances for each note issued under the Ex-Im Bank Facility as of December 31 (in millions):

			Collateral		Fixed
	Issue	Face	Aircraft		Interest
	Date	Value	Tail Number	Term	Rate	2012	2011
First 2012 Ex-Im Guaranteed Note	2012	$142.0	N850GT	12 years	2.02%	$136.8	$—
Second 2012 Ex-Im Guaranteed Note	2012	142.7	N851GT	12 years	1.73%	140.0	—
Third 2012 Ex-Im Guaranteed Note	2012	142.8	N852GT	12 years	1.56%	140.1	—
Fourth 2012 Ex-Im Guaranteed Note	2012	143.2	N853GT	12 years	1.48%	143.2	—

						$560.1	$—

Term Loans

We have entered into various term loans to finance the acquisition of aircraft. Each term loan requires payment of principal and interest paid quarterly in arrears. Funds available under each term loan agreement are subject to certain up-front and commitment fees, and funds drawn under the loan agreements bear interest at LIBOR, plus a margin. Each facility is guaranteed by us and are subject to customary covenants and events of default.

The following table summarizes the terms and balances for each term loan outstanding as of December 31(in millions):

			Collateral		Interest	Interest
	Issue	Face	Aircraft		Rate	Rate at
	Date	Value	Tail Number	Term	Type	2012	2011	2012	2011
First 2012 Term Loan	2012	$35.7	N464MC, N465MC N640GT, N641GT	5 years	Fixed	6.91%	—	$30.4	$—
Second 2012 Term Loan	2012	8.5	N642GT	5 years	Fixed	6.89%	—	7.5	—
Third 2012 Term Loan	2012	26.0	MSN 29681	7 years	Fixed	4.27%	—	26.0	—
First 2011 Term Loan	2011	120.3	G-GSSD	12 years	Fixed	6.16%	6.16%	113.6	119.0
Second 2011 Term Loan	2011	120.0	G-GSSE	12 years	Fixed	6.37%	6.37%	114.5	120.0
Third 2011 Term Loan	2011	120.0	G-GSSF	12 years	Fixed	6.37%	6.37%	114.5	120.0
2010 Term Loan	2010	8.1	B-2808	50 months	Fixed	4.33%	4.33%	4.0	5.9
First 2008 Term Loan	2008	58.4	N419MC	5 years	Variable	2.61%	2.62%	23.5	32.4
Second 2008 Term Loan	2008	41.6	N429MC	5 years	Variable	2.45%	2.81%	16.7	23.1

								$450.7	$420.4

In January 2013, we prepaid the amounts outstanding under the First and Second 2008 Term Loans.

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

The equipment notes were generally issued in three series, for each aircraft, designated as Series A, B and C equipment notes. The loans evidenced by the equipment notes were funded by the public offering of EETCs. Like the equipment notes, the EETCs were issued in three series, for each EETC transaction designated as Series A, B and C EETCs. Each series of EETCs was issued by the trustee for separate Atlas pass through trusts with the same designation as the series of EETCs issued. Each of these pass through trustees is also the holder and beneficial owner of the equipment notes bearing the same series designation.

We could be subject to additional monthly lease rentals (“AMLR”), which could require payment of up to an additional $0.1 million per month in rent on each of the five leased EETC aircraft, subject to an $11.0 million per aircraft limit over the remaining term. The AMLR payments would be applied to the underlying notes in the leveraged leases, and would only arise if we exceed certain financial targets and if it is determined that the then fair market monthly rental for the aircraft exceeds a certain level. We have not made any AMLR payments and do not anticipate making any AMLR payments in 2013. We perform this test annually in the third quarter.

In connection with each of these secured debt financings, we executed equipment notes with original interest rates ranging from 6.88% to 9.70% and according to the terms of the equipment notes, principal payments vary and are payable monthly through each maturity.

With respect to the seven EETC-financed aircraft that are currently owned by us, there is no leveraged lease structure or EETC lease. We are the beneficial owner of the aircraft and the issuer of the equipment notes with respect thereto. The equipment notes issued with respect to owned aircraft are with full recourse to us.

The following table summarizes the terms and balances for each EETC outstanding as of December 31(in millions):

			Collateral		Fixed	Effective
	Issue	Face	Aircraft		Equipment	Interest
	Date	Value	Tail Number	Term	Note Rates	Rate	2012	2011
2000 EETC	2000	$108.5	N409MC	20 years	8.71% to 9.70%	11.31%	$51.5	$55.2
1999 EETC	1999	108.2	N476GT	20 years	6.88% to 8.77%	13.94%	36.0	40.5
	1999	108.4	N496MC	20 years	6.88% to 8.77%	13.94%	45.9	50.2
	1999	109.9	N499MC	20 years	6.88% to 8.77%	7.52%	48.8	54.7
1998 EETC	1998	105.6	N475GT	20 years	7.38% to 8.01%	13.89%	44.8	49.9
	1998	103.1	N493MC	20 years	7.38% to 8.01%	13.72%	45.4	50.8
	1998	107.9	N477GT	20 years	7.38% to 8.01%	7.54%	20.9	28.3

							$293.3	$329.6

PDP Financing

In 2010, we entered into a $125.6 million revolving pre-delivery deposit financing facility (the “2010 PDP Facility”). The 2010 PDP Facility was intended to fund a portion of our obligations to make pre-delivery deposits for the then remaining 747-8F aircraft on order from The Boeing Company (“Boeing”). In 2012, we elected to terminate the 2010 PDP Facility since it was no longer needed to finance our pre-delivery payments.

Future Cash Payments for Debt

The following table summarizes the cash required to be paid by year and the carrying value of our debt reflecting the terms that were in effect as of December 31, 2012:

2013	$160,178
2014	125,410
2015	121,123
2016	123,318
2017	122,675
Thereafter	698,123

Total debt cash payments	1,350,827
Less: fair value debt discount	(46,785)

Debt	$1,304,042

8.     Leases and Aircraft Purchase Commitments

Aircraft, Real Estate and Operating Leases

The following table summarizes rental expenses in:

	2012	2011	2010
Aircraft	$166,142	$164,089	$154,646
Offices, vehicles and other	$10,161	$9,008	$8,487

As of December 31, 2012, 15 of our 40 operating aircraft were leased, all of which were operating leases with initial lease term expiration dates ranging from 2014 to 2025, with an average remaining lease term of 8.9 years. Certain of our operating leases contain renewal options and escalations. In addition, we lease engines under short-term lease agreements on an as-needed basis. We record rent expense on a straight-line basis over the lease term.

Aircraft Purchase Commitments

In 2006, we entered into an agreement with Boeing providing for the purchase of 12 747-8F aircraft (the “Boeing 747-8F Agreement”). In September 2011, we exercised our termination rights in connection with three early build 747-8F aircraft, reducing our order to nine. In addition, the Boeing 747-8F Agreement provides us with rights to purchase up to an additional 13 747-8F aircraft.

As of December 31, 2012, we purchased and took delivery of seven of the nine aircraft on order. Estimated remaining expenditures under the Boeing 747-8F Agreement as of December 31, 2012, including estimated amounts for contractual price escalations and delivery payments, are $212.5 million in 2013.

The following table summarizes our aircraft and spare engine purchase commitments and the minimum annual rental commitments as of the periods indicated under non-cancelable aircraft, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of December 31, 2012:

	Aircraft	Aircraft	Other
	Purchase	Operating	Operating
	Commitments	Leases	Leases	Total
2013	$217,489	$146,909	$5,072	$369,470
2014	—	139,434	4,673	144,107
2015	—	132,216	4,205	136,421
2016	—	129,632	79	129,711
2017	—	129,480	81	129,561
Thereafter	—	730,202	444	730,646

Total payments	$217,489	$1,407,873	$14,554	$1,639,916

As discussed in Note 3, Polar Dry Leases aircraft from Old Polar that are leased from a third party and are included in the table above under aircraft operating leases. The following table summarizes the contractual amount of minimum Dry Lease income under these non-cancelable aircraft Dry Leases, reflecting the terms that were in effect as of December 31, 2012:

Dry Lease
Income
2013	$63,360
2014	63,360
2015	63,360
2016	63,360
2017	63,360
Thereafter	52,800

$369,600

Guarantees and Indemnifications

In the ordinary course of business, we enter into numerous real estate leasing, equipment and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, we typically indemnify the lessors and any financing parties against tort liabilities that arise out of the use, occupancy, manufacture, design, operation or maintenance of the leased premises or financed aircraft, regardless of whether these liabilities relate to the negligence of the indemnified parties. Currently, we believe that any future payments required under many of these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). However, payments under certain tax indemnities related to certain of our financing arrangements, if applicable, could be material, and would not be covered by insurance, although we believe that these payments are not probable. Certain leased premises, such as maintenance and storage facilities, typically include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premise. We also provide standard indemnification agreements to officers and directors in the ordinary course of business.

Financings and Guarantees

Our financing arrangements typically contain a withholding tax provision that requires us to pay additional amounts to the applicable lender or other financing party, if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.

These increased costs and withholding tax provisions continue for the entire term of the applicable transaction and there is no limitation on the maximum additional amount we could be required to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default and, in a secured financing transaction, would entitle the lender to foreclose upon the collateral to realize the amount due.

9.     Income Taxes

The significant components of the provision for income taxes are as follows:

Current:	2012	2011	2010
Federal	$—	$(22,082)	$26,710
State and local	173	682	482
Foreign	23	464	—

Total current expense (benefit)	196	(20,936)	27,192

Deferred:
Federal	69,352	77,252	57,365
State and local	4,867	2,639	(391)
Foreign	1,146	1,725	5,988

Total deferred expense	75,365	81,616	62,962

Total income tax expense	$75,561	$60,680	$90,154

The domestic and foreign earnings before income taxes are as follows:

	2012	2011	2010
United States	$204,034	$155,899	$229,585
Foreign	1,241	1,090	3,525

	$205,275	$156,989	$233,110

A reconciliation of differences between the U.S. federal statutory income tax rate and the effective income tax rates for the periods defined below is as follows:

	2012	2011	2010
U.S. federal statutory tax	35.0%	35.0%	35.0%
State and local taxes based on income, net of federal benefit	1.6%	1.5%	1.5%
Non-deductible legal settlements	0.0%	0.0%	2.5%
Other expenses not deductible for tax purposes	0.7%	0.8%	0.5%
Favorable resolution of income tax issues on prior returns	(1.2%)	0.0%	0.0%
Tax effect of foreign operations in relation to U.S. tax rate	0.8%	0.8%	0.3%
Other	(0.1%)	0.5%	(1.1%)

	36.8%	38.6%	38.7%

During 2012, we resolved income tax examinations in Hong Kong for the periods 2001 through 2010. In addition, the statute of limitations expired related to certain income tax benefits claimed on our U.S. federal income tax returns for prior periods. The change in the effective tax rate from 2011 to 2012 was primarily due to the favorable impact of these two items.

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset (liability) was comprised of the following as of December 31:

	Assets (Liabilities)
	2012		2011
	Current	Noncurrent	Current	Noncurrent
Fixed assets	$—	$(593,483)	$—	$(333,083)
Net operating loss carryforwards and credits	21,251	356,689	—	185,296
Aircraft leases	—	10,959	—	9,933
Interest rate derivatives	—	8,330	—	9,034
Stock-based compensation	—	8,251	—	4,433
Accrued compensation	7,079	—	11,249	—
Maintenance expense	(2,444)	718	(184)	(263)
Equity investments in affiliates	—	(668)	—	(90)
Revaluation of debt	—	(2,748)	—	(2,843)
Accrued expenses	(457)	(3,081)	(517)	(4,154)
Acquisition of EETC debt	—	(9,353)	—	(6,368)
Other	3,102	4,775	2,387	5,283
Valuation allowance	(2,375)	(45,320)	(2,539)	(45,149)

	$26,156	$(264,931)	$10,396	$(177,971)

	Assets (Liabilities)
	2012		2011

	Current	Noncurrent	Current	Noncurrent
Deferred taxes included within:
Deferred taxes	$26,390	$—	$10,580	$—
Accrued liabilities	(234)	—	(184)	—
Deferred taxes	—	(265,384)	—	(178,069)
Deposits and other assets	—	453	—	98

	$26,156	$(264,931)	$10,396	$(177,971)

As of December 31, 2012 and 2011, we had U.S. federal tax net operating losses (“NOLs”) of approximately $882.5 million and $355.4 million, respectively, net of unrecognized tax benefits and valuation allowances, which will expire through 2032, if not utilized. The increase in NOLs during 2012 resulted from the impact of 100% bonus tax depreciation on four 747-8F aircraft placed in service during the year. We had U.S. federal tax credits of $4.8 million and $4.9 million as of December 31, 2012 and 2011, respectively. Additionally, as of December 31, 2012 and 2011, we had foreign NOLs for Hong Kong of approximately $59.5 million and $25.4 million, respectively, and foreign NOLs for Singapore of approximately $21.5 million and $10.7, respectively.

Section 382 of the Internal Revenue Code (the “Code”) imposes an annual limitation on the amount of a corporation’s U.S. federal taxable income that can be offset by NOLs if it experiences an “ownership change”. A reorganization in 2004 and an offering of our stock in 2009 constituted ownership changes. Accordingly, the use of our NOLs generated prior to these ownership changes is subject to the annual limitation. If certain substantial changes in our ownership occur prospectively, there could be an additional annual limitation on the amount of utilizable carryforwards. Certain tax attributes, including NOLs, reflected on our federal income tax returns, as filed, differ significantly from those reflected in the Financial Statements.

On each reporting date, management assesses whether we are more likely than not to realize some or all of our deferred tax assets. After our assessment, we maintained a valuation allowance against $47.0 million of our deferred tax assets as of December 31, 2012 and 2011. The valuation allowance is attributable to a limitation on NOL utilization resulting from the ownership change under Section 382. Due to this limitation, we expect a portion of our NOLs generated in 2004 and prior years to eventually expire unused.

Included in Prepaid expenses and other current assets are tax receivables of $0.6 million and $30.0 million as of December 31, 2012 and 2011, respectively. In 2012, we received a refund of $27.6 million of U.S. federal income taxes paid for 2010.

A reconciliation of the beginning and ending unrecognized income tax benefits is as follows for:

	2012	2011	2010
Beginning balance	$75,951	$75,681	$77,678
Additions for tax positions related to the current year	310	333	484
Additions for tax positions related to prior years	307	21	—
Reductions for tax positions related to prior years	(3,050)	(84)	(2,481)

Ending balance	$73,518	$75,951	$75,681

If recognized, all of the unrecognized income tax benefits of $73.5 million as of December 31, 2012, would favorably impact the effective income tax rate. We will maintain a liability for unrecognized income tax benefits until these uncertain positions are resolved or until the expiration of the applicable statute of limitations, if earlier.

Based on a decision in a recent court case, we expect to claim income tax benefits in 2013 related to certain of our aircraft. As a result, we anticipate that our recognized and unrecognized income tax benefits may increase by a significant amount. We are not yet in a position to estimate the amount of benefits to which we may be entitled.

Our policy is to record tax-related interest expense and penalties, if applicable, as a component of income tax expense. In 2012 and 2011, we recorded tax-related interest expense of $0.6 million and $2.0 million, respectively. As of December 31, 2012 and 2011, the cumulative liability for tax-related interest was $3.9 million and $3.3 million, respectively. We have not recorded any liability for tax-related penalties, and the tax authorities historically have not assessed tax-related penalties against us.

For U.S. federal income tax purposes, the 2009 through 2011 income tax returns remain subject to examination. The Internal Revenue Service is currently examining the 2009 and 2010 federal income tax returns. We also file income tax returns in multiple states. Generally, the 2009 through 2011 income tax returns remain subject to examination in those states. Our New York state tax returns for 2008 through 2010 are currently under examination.

10.     Financial Instruments

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

The fair value of our EETCs was estimated based on Level 3 inputs. We obtained Level 2 inputs of quoted market prices of equipment notes issued under our EETCs and used them as a basis for valuing the EETCs.

The fair values of our term loans and the Ex-Im Bank guaranteed notes were based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair value of our interest rate derivatives was based on Level 2 inputs utilized in expected cash flow models. The incorporated market inputs include the implied forward LIBOR yield curve for the same period as the future interest swap settlements.

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of December 31:

	2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$409,763	$409,763	$409,763	$—	$—
Short-term investments	10,119	10,119	—	—	10,119
Long-term investments and accrued interest	140,498	177,740	—	—	177,740

	$560,380	$597,622	$409,763	$—	$187,859

Liabilities
Ex-Im Bank guaranteed notes	$560,078	$556,742	$—	$—	$556,742
Term loans	450,652	461,530	—	—	461,530
EETCs	293,312	325,187	—	—	325,187

	$1,304,042	$1,343,459	$—	$—	$1,343,459

	2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$187,111	$187,111	$187,111	$—	$—
Short-term investments	8,097	8,097	—	—	8,097
Long-term investments and accrued interest	135,735	167,765	—	—	167,765

	$330,943	$362,973	$187,111	$—	$175,862

Liabilities
Interest rate derivatives	$24,887	$24,887	$—	$24,887	$—
Term loans	420,436	420,436	—	—	420,436
EETCs	329,580	362,350	—	—	362,350

	$774,903	$807,673	$—	$24,887	$782,786

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments by contractual maturity as of December 31:

	2012			2011
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value
Debt securities
Due after one but within five years	$8,365	$1,404	$9,769	$—	$—	$—
Due after five but within ten years	$132,133	$35,838	$167,971	$135,735	$32,030	$167,765

Total	$140,498	$37,242	$177,740	$135,735	$32,030	$167,765

Interest Rate Derivatives

We were exposed to changes in interest rates for two debt issuances related to the financing of two Boeing 747-8F aircraft that we purchased. We used forward-starting interest rate swaps to effectively fix the interest rate on two 747-8F financings in the fourth quarter of 2011. The use of forward-starting interest rate swaps effectively converted our floating-rate debt issuance to a fixed rate.

In May 2011, we entered into two forward-starting interest rate swaps with a total notional value of $237.5 million to hedge the risk of changes in quarterly interest payments due to fluctuations in the forward 90-day LIBOR swap rate for debt issuances in the fourth quarter of 2011. We designated those forward-starting interest rate swaps as cash flow hedges.

As of December 31, 2011, the fair value of those forward-starting interest rate swaps was $24.9 million, offset by cash collateral of $19.9 million, resulting in a net carrying value of $5.0 million included within Accrued liabilities. We recorded unrealized pre-tax losses of $0.7 million and after-tax losses of $0.5 million in Other comprehensive loss for changes in the fair value of our forward-starting interest rate swaps for year ended December 31, 2012.

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

As of December 31, 2012, there was $22.9 million of unamortized realized loss related to the forward-starting interest rate swaps remaining in Accumulated other comprehensive income (loss). We recognized $2.7 million of realized loss in earnings as a component of Interest expense in 2012. Realized losses expected to be reclassified into earnings within the next 12 months are $3.1 million as of December 31, 2012.

11.     Segment Reporting

We have the following reportable segments: ACMI, AMC Charter, Commercial Charter and Dry Leasing. We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct ownership costs. Direct Contribution consists of Income before income taxes and excludes the following: special charges, pre-operating expenses, nonrecurring items, gains on the disposal of aircraft, unallocated revenue and unallocated fixed costs. Direct ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt, interest income on debt securities and aircraft depreciation. Unallocated income and expenses include corporate overhead, non-aircraft depreciation, interest income, capitalized interest, foreign exchange gains and losses, other revenue and other non-operating costs, including pre-operating expenses. Management uses Direct Contribution to measure segment profitability as it shows each segment’s contribution to unallocated fixed costs. Each segment has different operating and economic characteristics that are separately reviewed by our senior management.

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

The AMC Charter segment primarily provides full planeload charter flights to the AMC. In addition to cargo flights, the AMC Charter segment includes passenger flights, which we began providing in the second quarter of 2011. We also earn commissions on subcontracting certain flying of oversized cargo and less than full planeload missions, or in connection with flying cargo into areas of military conflict where we cannot perform the services on our own. Revenue from the AMC Charter business is typically derived from one-year contracts on a cost-plus basis with the AMC. Our current AMC contract runs from October 1, 2012 through September 30, 2013. Although we are responsible for the direct operating costs of the aircraft, the price paid for fuel consumed during AMC flights is fixed by the U.S. Military. We receive reimbursement from the AMC each month if the price of fuel paid by us to vendors for AMC missions exceeds the fixed price. Alternatively, if the price of fuel paid by us is less than the fixed price, we pay the difference to the AMC each month.

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable business segments reconciled to Operating Income and Income before Income Taxes:

Operating Revenue:	2012	2011	2010
ACMI	$682,189	$632,509	$543,853
AMC Charter	488,063	442,725	388,994
Commercial Charter	450,277	299,528	384,440
Dry Leasing	11,843	9,695	7,178
Other	13,660	13,759	13,309

Total Operating Revenue	$1,646,032	$1,398,216	$1,337,774

Direct Contribution:
ACMI	$191,497	$148,320	$127,679
AMC Charter	99,591	86,962	111,091
Commercial Charter	32,079	40,200	111,717
Dry Leasing	4,598	4,631	4,643

Total Direct Contribution for Reportable Segments	327,765	280,113	355,130

Add back (subtract):
Unallocated income and expenses	(124,331)	(118,047)	(125,621)
Loss on early extinguishment of debt	(576)	—	—
Special charge	—	(5,441)	—
Gain on disposal of aircraft	2,417	364	3,601

Income before Income Taxes	205,275	156,989	233,110

Add back (subtract):
Interest income	(19,636)	(20,193)	(19,663)
Interest expense	64,532	42,120	40,034
Capitalized interest	(18,727)	(27,636)	(16,373)
Loss on early extinguishment of debt	576	—	—
Other income, net	(5,529)	(180)	(9,222)

Operating Income	$226,491	$151,100	$227,886

We are exposed to a concentration of revenue to the AMC and Polar (see Note 3). No other customer accounted for 10.0% or more of our Total Operating Revenue. Accounts receivable from the AMC were $14.0 million and $21.5 million as of December 31, 2012 and December 31, 2011, respectively. We have not experienced credit issues with either of these customers.

Depreciation and amortization expense:	2012	2011	2010
ACMI	$34,965	$22,057	$15,087
AMC Charter	10,720	5,879	8,597
Commercial Charter	7,415	4,294	5,791
Dry Leasing	4,873	3,031	742
Unallocated	4,502	4,084	4,136

Total Depreciation and Amortization	$62,475	$39,345	$34,353

12.     Labor and Legal Proceedings

Labor

Pilots and flight dispatchers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represented approximately 52.3% of our workforce as of December 31, 2012. We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”) and may incur additional administrative expenses associated with union representation of our employees.

In September 2011, we completed, and have since implemented, a five-year collective bargaining agreement, which will not become amendable until September 2016. The terms of the agreement resulted in a single workforce that serves both Atlas and Polar.

In November 2012, we completed, and have since implemented, a five-year collective bargaining agreement with the Atlas and Polar dispatchers. These dispatchers have been represented by the IBT since 2009.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $10.0 million in aggregate based on December 31, 2012 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $6.3 million as of December 31, 2012 and $6.5 million as of December 31, 2011, and are included in Deposits and other assets.

We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Trademark Matters

Since 2005, we have been involved in ongoing litigation in Europe against Atlas Transport, an unrelated and unaffiliated entity, over the use of the name “Atlas”. Following application by us to register the mark “ATLAS AIR” in the European Union (“EU”), opposition from Atlas Transport and follow-up filings by us, the Office for Harmonization in the Internal Market (“OHIM”), which handles trademark matters in the EU, declared Atlas Transport’s own trademark “ATLAS” partially invalid because of the prior existence of our Benelux trademark registration. In 2008, OHIM’s First Board of Appeal upheld the lower panel’s decision, and Atlas Transport appealed that decision to the EU General Court (formally the Court of First Instance), which upheld the court’s decision on May 18, 2011. Atlas Transport appealed that ruling to the European Court of Justice (“ECJ”). On March 9, 2012, the ECJ denied the appeal, bringing to an end that aspect of the OHIM proceedings. On May 14, 2012, the Company filed a request for OHIM to resume another aspect of the proceedings, which had been suspended.

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

13.     Stock-Based Compensation Plans

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

As of December 31, 2012, the 2007 Plan had a total of 1.1 million shares of common stock available for future award grants to management and members of the board of directors. Our compensation expense for both plans was $16.8 million in 2012, $11.4 million in 2011 and $12.8 million in 2010. Income tax benefit recognized for share-based compensation arrangements was $6.7 million in 2012, $4.8 million in 2011 and $5.4 million in 2010. The excess cash tax effect classified as a financing cash inflow was a benefit of $0.6 million in 2012, a benefit of $3.1 million in 2011 and a benefit of $1.2 million in 2010.

Non-qualified Stock Options

The portion of the 2007 Plan and the 2004 LTIP applicable to employees is administered by the compensation committee of the board of directors, which also establishes the terms of the awards.

Non-qualified stock options granted under both the 2007 Plan and the 2004 LTIP vest over a three or four year period and expire seven to ten years from the date of grant. As of December 31, 2012, options to acquire a total of 1.3 million shares of common stock have been granted to management under both plans. No options have been granted since 2007. While non-qualified stock options may be granted at any price, they have never been granted with an exercise price less than the fair market value of the stock on the date of grant.

A summary of our options as of December 31, 2012 and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2011	69,473	$50.89
Granted	—	—
Exercised	—	—
Forfeited, net of adjustments	—	—

Outstanding as of December 31, 2012	69,473	$50.89	3.3	$146

Exercisable as of December 31, 2012	69,473	$50.89	3.3	$146

No options were exercised in 2012. The total intrinsic value of options exercised in 2011 was $3.2 million and $3.6 million in 2010. The cash received from options exercised was $4.7 million in 2011 and $5.2 million in 2010.

As of December 31, 2012, there was no unrecognized compensation cost related to non-vested stock options granted and all options have vested.

Restricted Share Awards

Restricted shares granted under the 2007 Plan and the 2004 LTIP vest and are expensed over three, four or five year periods. Restricted share awards have been granted in both shares and units. As of December 31, 2012, a total of 2.1 million restricted shares have been granted under both plans. All shares were valued at their fair market value on the date of issuance. Unrecognized compensation cost as of December 31, 2012 is $16.6 million and will be recognized over the remaining weighted average life of 2.2 years.

A summary of our restricted shares as of December 31, 2012 and changes during the year then ended are presented below:

Restricted Share Awards	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2011	541,030	$24.48
Granted	232,208	49.12
Vested	(210,808)	46.37
Forfeited	(375)	50.11

Unvested as of December 31, 2012	562,055	$26.44

The total fair value, on vesting date, of shares vested, was $9.8 million in 2012, $14.3 million in 2011 and $10.5 million in 2010.

Performance Share Awards

Performance shares granted under the 2007 Plan are expensed over three years which generally is the requisite service period. Awards generally become vested if (1) we achieve certain specified performance levels compared to a peer group of companies during a three-year period starting in the grant year and ending on December 31 three years later (the “Performance Period”), and (2) the employee remains employed by us through the determination date which can be no later than four months following the end of the Performance Period. Partial vesting may occur for certain employee terminations. Performance share awards have been granted to executives in shares and units. All shares are valued at their fair market value on the date of issuance. The estimated compensation expense recognized for performance share awards is net of estimated forfeitures. We assess the performance levels in the first quarter of each year for the prior year after each of the peer companies has filed its financial statements. We review the results, adjust the estimated performance level and record any change to compensation cost. As of December 31, 2012, a total of 0.8 million performance shares have been granted. Unrecognized compensation cost as of December 31, 2012 is $9.7 million and will be recognized over the remaining weighted average life of 1.7 years.

A summary of our performance shares as of December 31, 2012 and changes during the year then ended are presented below:

Performance Share Awards	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2011	273,899	$46.73
Granted	170,151	49.89
Vested	—	—
Forfeited	—	—

Unvested as of December 31, 2012	444,050	$47.94

The total fair value, on vesting date, of shares vested in 2012 was zero, $11.5 million in 2011 and $6.7 million in 2010.

14.     Profit Sharing, Incentive and Retirement Plans

Profit Sharing and Incentive Plans

We have an annual incentive compensation program for management employees. The program provides for payments to eligible employees based upon our financial performance, service performance and attainment of individual performance goals, among other things. In addition, our profit sharing plan allows IBT-represented crewmembers to receive payments from the plan based upon Atlas’ financial performance. The profit sharing plan is subject to a minimum financial performance threshold. For both plans, we had accruals of $14.9 million as of December 31, 2012 and $18.2 million as of December 31, 2011 in Accrued liabilities. We recognized compensation expense associated with both plans totaling $20.5 million in 2012, $21.9 million in 2011 and $29.2 million in 2010.

401(k) and 401(m) Plans

Participants in our retirement plan may contribute a portion of their annual compensation to a 401(k) plan on a pre-tax basis, subject to aggregate limits under the Code. In addition to 401(k) contributions, participants may contribute a portion of their eligible compensation to a 401(m) plan on an after-tax basis. On behalf of participants in the plan who make elective compensation deferrals, we provide a matching contribution subject to certain limitations. Employee contributions in the plan are vested at all times and our matching contributions are subject to a three-year cliff vesting provision, except for employees who are represented by a collective bargaining agreement and are subject to a three-year graded vesting provision. We recognized compensation expense associated with the plan matching contributions totaling $7.5 million in 2012, $6.7 million in 2011 and $5.2 million in 2010.

15.     Treasury Stock

We record the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

In 2008, we announced a stock repurchase program, which authorized the repurchase of up to $100 million of our common stock. Purchases may be made at our discretion from time to time on the open market, through negotiated transactions, block purchases or exchange or non-exchange transactions. As of December 31, 2012, we had repurchased 700,243 shares of our common stock for approximately $18.9 million, at an average cost of $26.99 per share under this program. We have not repurchased any shares under this program since 2008.

In addition, we repurchased 72,131 and 138,443 shares of common stock from management in connection with the vesting of awards at an average price of $46.46 per share in 2012 and $66.82 per share in 2011, and held the shares as treasury shares. The payments were used to pay the statutory tax withholdings of employees related to restricted shares that had previously vested.

16.     Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for the years ended December 31, 2012, 2011 and 2010 were de minimis and excluded.

The calculations of basic and diluted EPS were as follows:

Numerator:	2012	2011	2010
Net Income Attributable to Common Stockholders	$129,927	$96,083	$141,810
Denominator:
Basic EPS weighted average shares outstanding	26,419	26,227	25,781
Effect of dilutive stock options and restricted stock	130	195	307

Diluted EPS weighted average shares outstanding	26,549	26,422	26,088

EPS:
Basic	$4.92	$3.66	$5.50

Diluted	$4.89	$3.64	$5.44

Diluted shares reflect the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include restricted shares and units in which performance or market conditions were not satisfied of 0.4 million in 2012, 0.3 million in 2011 and 0.3 million in 2010.

17. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate Derivatives	Foreign Currency Translation	Accumulated Postretirement Benefit Obligation	Total
Balance as of December 31, 2010	$—	$180	$278	$458
Net change in fair value	(24,887)	—	—	(24,887)
Reclassification into earnings	—	—	—	—
Translation adjustment	—	(21)	—	(21)
Amortization	—	—	(442)	(442)
Tax effect	9,034	11	164	9,209

Balance as of December 31, 2011	(15,853)	170	—	(15,683)
Net change in fair value	(713)	—	—	(713)
Reclassification into earnings	2,652	—	—	2,652
Translation adjustment	—	125	—	125
Amortization	—	—	—	—
Tax effect	(704)	60	—	(644)

Balance as of December 31, 2012	$(14,618)	$355	$—	$(14,263)

18. Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2012 and 2011 quarterly results:

2012*	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Operating Revenue	$359,304	$424,705	$409,251	$452,772

Operating Income	20,579	56,118	62,265	87,529
Net Income Attributable to Common Stockholders	$12,835	$30,852	$33,858	$52,382

EPS:
Basic	$0.49	$1.17	$1.28	$1.98

Diluted	$0.48	$1.16	$1.27	$1.97

2011**	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Operating Revenue	$297,606	$349,574	$362,876	$388,160

Operating Income	16,491	37,619	43,500	53,490
Net Income Attributable to Common Stockholders	$10,516	$23,847	$28,206	$33,514

EPS:
Basic	$0.40	$0.91	$1.08	$1.27

Diluted	$0.40	$0.90	$1.07	$1.27

*	Included in the fourth quarter of 2012 is an insurance gain of $6.3 million related to flood damage at a warehouse.
**	Included in the fourth quarter of 2011 is $5.4 million for asset impairment and employee termination charges related to the retirement of the 747-200 fleet.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“Principal Executive Officer”) and our Senior Vice President and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring

Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective. Our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2013 Annual Meeting of Stockholders. Information concerning the executive officers is included below. We have adopted a code of conduct that applies to all of our employees, along with a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and members of the board of directors (the “Code of Ethics”). The Code of Ethics is monitored by our Audit Committee, and includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties. A copy of the Code of Ethics is available on our website at www.atlasair.com.

The following is a list of the names, ages and background of our current executive officers:

William J. Flynn. Mr. Flynn, age 59, has been our President and Chief Executive Officer since June 2006. Mr. Flynn has a 30 year career in international supply chain management and freight transportation. Prior to joining us, Mr. Flynn served as President and Chief Executive Officer of GeoLogistics Corporation since 2002 where he led a successful turnaround of the company’s profitability and the sale of the company in September 2005. Prior to his tenure at GeoLogistics, Mr. Flynn served as a Senior Vice President at CSX Transportation, one of the largest Class 1 railroads operating in the U. S., from 2000 to 2002. Mr. Flynn spent over 20 years with Sea-Land Service, Inc., a global provider of container shipping services. He served in roles of increasing responsibility in the U.S., Latin America and Asia. Mr. Flynn ultimately served as head of the company’s Asia operations. Mr. Flynn is also a director of Republic Services, Inc. During the previous five years, he served as a director of Horizon Lines, Inc. Mr. Flynn holds a Bachelors degree in Latin American studies from the University of Rhode Island and a Masters degree in the same field from the University of Arizona.

John W. Dietrich. Mr. Dietrich, age 48, has been Executive Vice President and Chief Operating Officer since September 2006. Prior thereto, Mr. Dietrich was Senior Vice President, General Counsel and Chief Human Resources Officer from February 2004. He was named Vice President and General Counsel in March 2003, where he was also responsible for our Human Resources and Corporate Communications functions. Mr. Dietrich joined Atlas in 1999 as Associate General Counsel. Prior to joining us, he was a litigation attorney at United Airlines from 1992 to 1999, where he provided legal counsel to all levels of management, particularly on employment and commercial litigation issues. He also serves as a director of the National Air Courier Association. Mr. Dietrich earned a Bachelors of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

Adam R. Kokas. Mr. Kokas, age 41, has been our Senior Vice President, General Counsel and Secretary since October 2006 and our Chief Human Resources Officer since November 2007. Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on general corporate, securities, transactions and business law matters. Prior to joining Ropes & Gray, Mr. Kokas was a partner at Kelley Drye & Warren LLP, where he joined as an associate in 2001. At both Kelley Drye and Ropes & Gray, Mr. Kokas represented us in a variety of matters, including corporate finance and merger and acquisition transactions, corporate governance matters, strategic alliances, securities matters, and other general corporate issues. Mr. Kokas earned a Bachelor of Arts degree from Rutgers University and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars. Mr. Kokas has also been the Chairman of the Board of the Cargo Airline Association (a non-profit trade organization) since June 2011.

Michael T. Steen. Mr. Steen, age 46, has been Executive Vice President and Chief Commercial Officer since November 2010. Prior to November 2010, he was our Senior Vice President and Chief Marketing Officer from April 2007. Mr. Steen joined us from Exel plc where he served as Senior Vice President of Sales and Marketing. Mr. Steen led the sales and marketing activities for Exel Freight’s management and technology sector. Following Exel’s acquisition by Deutsche Post World Net, he held senior-level positions with the merged company in global supply chain logistics. Prior to joining Exel, he served in a variety of roles with KLM Cargo over 11 years, including Vice President of the Americas, Head of Global Sales and Marketing for the Logistics Unit and Director of Sales for EMEA. Mr. Steen has also been a member of the Board of Directors of TIACA (a not-for-profit trade association for the air cargo industry) since November 2007 and serves as its Chairman since January 2011. Mr. Steen earned a degree in economic science from Katrinelund in Gothenburg, Sweden, and is an alumnus of the Advanced Executive Program at the Kellogg School of Management at Northwestern University.

Spencer Schwartz. Mr. Schwartz, age 46, has been Senior Vice President and Chief Financial Officer since June 2010. Prior to June 2010, he was our Vice President and Corporate Controller from November 2008. Mr. Schwartz joined us from MasterCard Incorporated, where he was employed for over 12 years and served as Group Head of Global Risk Management; Senior Vice President and Business Financial Officer; Senior Vice President, Corporate Controller and Chief Accounting Officer; and Vice President of Taxation. Prior to joining MasterCard, Mr. Schwartz held financial positions of increasing responsibility with Price Waterhouse LLP (now PricewaterhouseCoopers LLP) and Carl Zeiss, Inc. Mr. Schwartz earned a Bachelors degree in Accounting from The Pennsylvania State University and a Masters degree in Business Administration, with a concentration in management, from New York University’s Leonard N. Stern School of Business. He is a certified public accountant.

Keith H. Mayer. Mr. Mayer, age 47, has been Vice President and Corporate Controller since November 2010. Mr. Mayer joined us from PepsiCo, Inc. (“PepsiCo”). In his most recent role at PepsiCo, he served as Chief Financial Officer of an international coffee partnership between PepsiCo and Starbucks Corporation. Mr. Mayer also served PepsiCo in a variety of roles since 1999, including Director of External Reporting, Assistant Controller for PepsiCo International, Senior Group Manager of Financial Accounting for Frito-Lay North America, and Group Manager of Technical Accounting. Prior to joining PepsiCo, Mr. Mayer held financial positions of increasing responsibility with Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP). Mr. Mayer earned a Bachelors degree in Accounting from the University of Bridgeport where he graduated magna cum laude. He is a certified public accountant.

Executive Officers are elected by our board of directors, and their terms of office continue until the next annual meeting of the board of directors or until their successors are elected and have qualified. There are no family relationships among our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2013 Annual Meeting of Stockholders.

The following table summarizes the securities authorized for issuance under our equity compensation plans at December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,504,509	$2.35	(1)	676,464

Total	1,504,509	$2.35		676,464

(1)	Includes 1,435,036 of restricted and performance shares and units, which have no exercise price and 69,473 stock options having an average exercise price of $50.89.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2013.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)

By:	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 13, 2013 on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

* Eugene I. Davis	Chairman of the Board
Eugene I. Davis

/s/ William J. Flynn	President, Chief Executive Officer and Director
William J. Flynn	(Principal Executive Officer)

/s/ Spencer Schwartz	Senior Vice President and Chief Financial Officer
Spencer Schwartz	(Principal Financial Officer)

/s/ Keith H. Mayer	Vice President and Corporate Controller
Keith H. Mayer	(Principal Accounting Officer)

* Robert F. Agnew	Director
Robert F. Agnew

* Timothy J. Bernlohr	Director
Timothy J. Bernlohr

* James S. Gilmore, III	Director
James S. Gilmore, III

* Carol B. Hallett	Director
Carol B. Hallett

* Frederick McCorkle	Director
Frederick McCorkle

* Duncan J. McNabb	Director
Duncan J. McNabb

*By:	/s/ William J. Flynn
William J. Flynn,
as Attorney-in-fact for each of the persons indicated

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
For the Year ended December 31, 2012
Allowances deducted in the balance sheet from the assets to which they apply: Allowance for doubtful accounts	$1,931	$837	$404	(a)	$3,172

For the Year ended December 31, 2011
Allowances deducted in the balance sheet from the assets to which they apply: Allowance for doubtful accounts	$1,900	$335	$(304	)(a)	$1,931

For the Year ended December 31, 2010
Allowances deducted in the balance sheet from the assets to which they apply: Allowance for doubtful accounts	$2,412	$201	$(713	)(a)	$1,900

(a)	Primarily represents the write-off of accounts net of recoveries

EXHIBIT INDEX

Exhibit Number	Description

3.1(5)	Certificate of Incorporation of the Company.

3.2(18)	Amended and Restated By-Laws of Atlas Air Worldwide Holdings, Inc., dated as of October 1, 2010.

4.1.1(1)	Form of 8.707% Atlas Air Pass Through Certificates, Series 2000-1A (included in Exhibit 4.1.21).

4.1.2(1)	Form of 9.057% Atlas Air Pass Through Certificates, Series 2000-1B (included in Exhibit 4.1.22).

4.1.3(1)	Form of 9.702% Atlas Air Pass Through Certificates, Series 2000-1C (included in Exhibit 4.1.23).

4.1.4(3)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-1.

4.1.5(3)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-2.

4.1.6(3)	6.88% Atlas Air Pass Through Certificate 1999-1A-2, Certificate No. A-2-1.

4.1.7(3)	7.63% Atlas Air Pass Through Certificate 1999-1B-1, Certificate No. B-1.

4.1.8(3)	8.77% Atlas Air Pass Through Certificate 1999-1C-1, Certificate No. C-1.

4.1.9(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-0.

4.1.10(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-S.

4.1.11(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-0.

4.1.12(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-S.

4.1.13(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-0.

4.1.14(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-S.

4.1.15(3)	Pass Through Trust Agreement, dated as of April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc..

4.1.16(3)	Trust Supplement No. 1999-1A-1, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.17(3)	Trust Supplement No. 1999-1A-2, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.18(3)	Trust Supplement No. 1999-1B, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.19(3)	Trust Supplement No. 1999-1C, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.20(1)	Pass Through Trust Agreement, dated as of January 28, 2000, between Wilmington Trust Company, as Trustee and Atlas Air, Inc..

4.1.21(1)	Trust Supplement No. 2000-1A, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.

Exhibit Number	Description

4.1.22(1)	Trust Supplement No. 2000-1B, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.

4.1.23(1)	Trust Supplement No. 2000-1C, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000

4.1.24(2)	Note Purchase Agreement, dated as of February 9, 1998, among the Company, Wilmington Trust Company and First Security Bank, National Association (“Note Purchase Agreement 1998”)

4.1.25(1)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1998).

4.1.26(1)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1998).

4.1.27(1)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1998).

4.1.28(3)	Note Purchase Agreement, dated as of April 13, 1999, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 1999”).

4.1.29(3)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1999).

4.1.30(3)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1999).

4.1.31(3)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1999).

4.1.32(1)	Note Purchase Agreement, dated as of January 28, 2000, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 2000”).

4.1.33(1)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).

4.1.34(1)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).

4.1.35(1)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).

4.1.36(3)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).

4.1.37(3)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).

4.1.38(3)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).

Exhibit Number	Description

4.1.39(9)	Leased Aircraft Restructure Agreement with regard to Aircraft N491MC, dated July 27, 2004, by and among Atlas Air, Inc., Wells Fargo Bank Northwest, National Association as Owner Trustee, Wilmington Trust Company as Mortgagee, Class A Trustee and Subordination Agent, and DAF Investments, Ltd. as Owner Participant, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

4.1.40(8)	1998 Class A Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A Trustee.

4.1.41(8)	Amendment to 1999 Class A-1 Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A-1 Trustee

4.1.42(8)	Amendment to 2000 Class A Pass Through Trust Supplement between the Company and Wilmington Trust Company as Class A Trustee dated July 27, 2004.

4.1.43(9)	Trust Indenture and Mortgage Supplement No. 3, dated July 27, 2004, by and between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), Owner Trustee, and Wilmington Trust Company, Mortgagee, pertaining to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

4.2(20)	Facility Agreement, among Atlas Air, Inc. (as Borrower), Each Loan Participant Identified on Schedule I thereto, Norddeutsche Landesbank Girozentrale (as Agent) and Bank of Utah (as Security Agent).

4.3(22)	Participation Agreement, dated as of January 30, 2012, among Helios Leasing I LLC, as Lessor, Helios Leasing Trust, as Lessor Parent, Wilmington Trust Company, as Trustee, Atlas Air, Inc., as Lessee, Wilmington Trust Company, as Indenture Trustee, Apple Bank for Savings, as Initial Guaranteed Lender, Wells Fargo Bank Northwest, National Association, as Security Trustee, and Export-Import Bank of the United States. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

4.4(23)	Indenture, dated as of May 1, 2012, by and among Helios Leasing I LLC, Apple Bank for Savings, Wilmington Trust Company, not in its individual capacity but solely as Indenture Trustee, Wells Fargo Bank Northwest, National Association, and Export-Import Bank of the United States.

4.5(23)	Secured Fixed Rate Global Note, dated June 19, 2012.

4.6(23)	Secured Fixed Rate Global Note, dated July 31, 2012.

4.7	Secured Fixed Rate Global Note dated October 10, 2012, which is filed herewith as Exhibit 4.7.

4.8	Secured Fixed Rate Global Note dated December 12, 2012, which is filed herewith as Exhibit 4.8.

10.1(9)	Lease Agreement, dated July 29, 1998, between First Security Bank, National Association and Atlas Air, Inc. with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.1.1(9)	Amendment No. 1 to Lease Agreement dated as of July 27, 2004 between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.2(10)	Employment Agreement, dated April 21, 2006, between Atlas Air, Inc. and William J. Flynn.

10.2.1(15)	Amendment, dated as of December 31, 2008, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

Exhibit Number	Description

10.2.2(16)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

10.3(9)	Lease, dated July 16, 2002, between Tuolumne River Aircraft Finance, Inc. as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.3.1(9)	Amendment Agreement, dated August 1, 2003, between Tuolumne River Aircraft Finance, Inc., as Lessor and Atlas Air, Inc. as Lessee in respect of Lease dated July 16, 2002 with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.4(9)	Sublease, dated October 24, 2001, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act

10.4.1(9)	Amendment Agreement, dated August 1, 2003, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.4.2(8)	Second Amendment Agreement, dated January 31, 2005, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.5(9)	Lease Agreement, dated July 24, 2002, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee with respect to Aircraft N454PA

10.5.1(9)	Amendment Agreement, dated August 1, 2003, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement dated July 24, 2002 with respect to Aircraft N454PA.

10.5.2(9)	Second Amendment Agreement, dated January 31, 2005, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement, dated July 24, 2002, with respect to Aircraft N454PA.

10.6.1(11)	Purchase Agreement No. 3134, dated as of September 8, 2006, between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.6.2(18)	Supplemental Agreement No. 1 to Purchase Agreement No. 3134 between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.6.3(18)	Supplemental Agreement No. 2 to Purchase Agreement No. 3134 between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.7(9)	Engine Maintenance Contract, dated April 30, 2004, between the Company and MTU Maintenance Hannover GmbH, with regard to CF6 80C2 Engines in the 1998 EETC Transaction together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.8(11)	Amended and Restated Employment Agreement, dated as September 19, 2006, between Atlas Air, Inc. and John W. Dietrich.

Exhibit Number	Description

10.8.1(15)	Amendment, dated as of December 31, 2008, to the Amended and Restated Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.8.2(16)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.9(16)	Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives, amended as of July 1, 2011.

10.10(9)	Contract, dated October 1, 2004, between HQ AMC/A34TM and the Company.

10.11(24)	Atlas Air Worldwide Holdings, Inc. 2007 Incentive Plan (as amended).

10.11.1(15)	Atlas Air Worldwide Holdings, Inc. Long Term Cash Incentive Program.

10.11.2(22)	Form of Restricted Stock Unit Agreement.

10.11.3(22)	Form of Performance Share Unit Agreement.

10.12(16)	Benefits Program for Executive Vice President and Senior Vice Presidents, Amended and Restated as of July 1, 2011.

10.13(25)	Board of Directors Compensation Program.

10.14(14)	Atlas Air, Inc. Profit Sharing Plan.

10.14.1(15)	Amendment, dated as of December 31, 2008, to Atlas Air, Inc. Profit Sharing Plan.

10.15(12)	Atlas Air Worldwide Holdings, Inc. Amended and Restated 2004 Long Term Incentive and Share Award Plan.

10.16(7)	Form of Directors and Officers Indemnification Agreement.

10.17(6)	Amendment No. 1 to Stock Purchase Agreement/Amendment No. 1 to Transaction Guarantee Agreement, dated as of April 13, 2007, among Polar Air Cargo Worldwide, Inc., DHL Network Operations (USA), Inc. and Deutsche Post AG.

10.18(12)	Stock Purchase Agreement with DHL.

10.19(13)	Blocked Space Agreement, dated June 28, 2007, between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.20(13)	Amendment No. 1, dated as of July 30, 2007, to Blocked Space Agreement between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc.

10.21(13)	Flight Services Agreement, dated as of June 28, 2007, between Atlas Air, Inc. and Polar Air Cargo Worldwide, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.22(13)	Indemnity Agreement, dated as of June 28, 2007, among Atlas Air Worldwide Holdings, Inc., Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc.

10.23(13)	Contribution Agreement, dated as of June 28, 2007, between Atlas Air Worldwide Holdings, Inc. and Polar Air Cargo Worldwide, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.24(23)	Atlas Air, Inc. 401(K) Restoration and Voluntary Deferral Plan.

10.25(21)	Plea Agreement, dated September 2, 2010, between the United States of America and Polar Air Cargo, L.L.C.

14.1(6)	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board of Directors.

Exhibit Number	Description

21.1	Subsidiaries List, which is filed herewith as Exhibit 21.1.

23.1	Consent of PricewaterhouseCoopers LLP, which is filed herewith as Exhibit 23.1.

24.1	Power of Attorney, which is filed herewith as Exhibit 24.1.

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer, which is filed herewith as Exhibit 31.1.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer, which is filed herewith as Exhibit 31.2.

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, which is filed herewith as Exhibit 32.1.

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, which is filed herewith as Exhibit 32.2.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2012, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-4 (No. 333-36268).

(2)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1997.

(3)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-3 (No. 333-71833).

(4)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated February 16, 2001.

(5)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 23, 2005.

(6)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(7)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 14, 2005.

(8)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(9)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

(10)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(11)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(12)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(13)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(14)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(15)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(17)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated October 1, 2010.

(18)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2011.

(20)	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(22)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(23)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2012.

(25)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.