Form 10-Q
period 2013-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2013-05-02
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2013, there were 25,829,120 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$330,311	$409,763
Short-term investments	13,638	10,119
Accounts receivable, net of allowance of $4,009 and $3,172, respectively	145,137	127,704
Prepaid maintenance	21,896	22,293
Deferred taxes	27,996	26,390
Prepaid expenses and other current assets	35,597	36,726

Total current assets	574,575	632,995
Property and Equipment
Flight equipment	2,506,699	2,209,782
Ground equipment	42,852	39,230
Less: accumulated depreciation	(201,150)	(185,419)
Purchase deposits for flight equipment	71,814	147,946

Property and equipment, net	2,420,215	2,211,539
Other Assets
Long-term investments and accrued interest	131,181	140,498
Deposits and other assets	130,025	132,120
Intangible assets, net	34,375	35,533

Total Assets	$3,290,371	$3,152,685

Liabilities and Equity
Current Liabilities
Accounts payable	$25,937	$20,789
Accrued liabilities	167,010	152,467
Current portion of long-term debt	230,124	154,760

Total current liabilities	423,071	328,016
Other Liabilities
Long-term debt	1,229,416	1,149,282
Deferred taxes	253,199	265,384
Other liabilities	126,309	121,899

Total other liabilities	1,608,924	1,536,565
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,905,527 and 27,672,924 shares issued, 26,156,859 and 26,443,441, shares outstanding (net of treasury stock), as of March 31, 2013 and December 31, 2012, respectively	279	277
Additional paid-in-capital	518,644	544,421
Treasury stock, at cost; 1,748,668 and 1,229,483 shares, respectively	(69,083)	(44,850)
Accumulated other comprehensive loss	(13,926)	(14,263)
Retained earnings	818,754	798,676

Total stockholders’ equity	1,254,668	1,284,261
Noncontrolling interest	3,708	3,843

Total equity	1,258,376	1,288,104

Total Liabilities and Equity	$3,290,371	$3,152,685

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Operating Revenue
ACMI	$181,170	$154,703
AMC charter	98,037	121,294
Commercial charter	91,100	76,947
Dry leasing	3,747	2,945
Other	3,282	3,415

Total Operating Revenue	$377,336	$359,304

Operating Expenses
Aircraft fuel	93,358	94,763
Salaries, wages and benefits	72,531	70,876
Maintenance, materials and repairs	58,369	52,980
Aircraft rent	40,008	39,418
Depreciation and amortization	17,808	14,303
Passenger and ground handling services	16,772	12,771
Travel	15,179	12,620
Navigation fees, landing fees and other rent	14,112	13,055
Gain on disposal of aircraft	(23)	(196)
Other	26,625	28,135

Total Operating Expenses	354,739	338,725

Operating Income	22,597	20,579

Non-operating Expenses / (Income)
Interest income	(5,176)	(4,909)
Interest expense	18,440	13,963
Capitalized interest	(1,402)	(6,352)
Other expense (income), net	552	(297)

Total Non-operating Expenses (Income)	12,414	2,405

Income before income taxes	10,183	18,174
Income tax expense (benefit)	(9,920)	7,234

Net Income	20,103	10,940
Less: Net income (loss) attributable to noncontrolling interests	25	(1,895)

Net Income Attributable to Common Stockholders	$20,078	$12,835

Earnings per share:
Basic	$0.76	$0.49

Diluted	$0.76	$0.48

Weighted average shares:
Basic	26,330	26,360

Diluted	26,439	26,488

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net Income	$20,103	$10,940
Other comprehensive income (loss):
Interest rate derivatives:
Net change in fair value	—	(713)
Reclassification into earnings	770	253
Income tax benefit (expense)	(279)	167
Foreign currency translation:
Translation adjustment	(314)	157
Income tax benefit (expense)	—	(41)

Other comprehensive income (loss)	177	(177)

Comprehensive Income	20,280	10,763
Less: Comprehensive income (loss) attributable to noncontrolling interests	(135)	(1,836)

Comprehensive Income Attributable to Common Stockholders	$20,415	$12,599

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Operating Activities:
Net Income Attributable to Common Stockholders	$20,078	$12,835
Net income (loss) attributable to noncontrolling interests	25	(1,895)

Net Income	20,103	10,940
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	21,063	16,405
Accretion of debt securities discount	(2,327)	(2,167)
Provision for allowance for doubtful accounts	(67)	709
Gain on disposal of aircraft	(23)	(196)
Deferred taxes	(9,848)	6,580
Stock-based compensation expense	3,644	4,604
Changes in:
Accounts receivable	(6,584)	(4,855)
Prepaid expenses and other current assets	7,227	3,497
Deposits and other assets	815	(2,251)
Accounts payable and accrued liabilities	20,386	(15,178)

Net cash provided by operating activities	54,389	18,088
Investing Activities:
Capital expenditures	(10,548)	(10,726)
Purchase deposits and delivery payments for flight equipment	(235,492)	(42,936)
Investment in debt securities	—	(1,179)
Proceeds from short-term investments	2,426	2,660
Proceeds from insurance	9,109	—
Proceeds from disposal of aircraft	400	415

Net cash used for investing activities	(234,105)	(51,766)
Financing Activities:
Proceeds from debt issuance	224,848	35,695
Purchase of treasury stock	(24,233)	(3,188)
Prepayment of accelerated share repurchase	(30,000)	—
Excess tax benefit from stock-based compensation expense	581	617
Payment of debt issuance costs	(357)	(1,596)
Payments of debt	(70,575)	(18,312)

Net cash provided by financing activities	100,264	13,216
Net decrease in cash and cash equivalents	(79,452)	(20,462)
Cash and cash equivalents at the beginning of period	409,763	187,111

Cash and cash equivalents at the end of period	$330,311	166,649

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$275	$(41,499)	$525,670	$(15,683)	$668,749	$1,137,512	$3,863	$1,141,375
Net Income	—	—	—	—	12,835	12,835	(1,895)	10,940
Other comprehensive income (loss)	—	—	—	(236)	—	(236)	59	(177)

Stock option and restricted stock compensation	—	—	4,604	—	—	4,604	—	4,604
Purchase of 68,591 shares of treasury stock	—	(3,188)	—	—	—	(3,188)	—	(3,188)
Issuance of 185,467 shares of restricted stock	2	—	(2)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	617	—	—	617	—	617

Balance at March 31, 2012	$277	$(44,687)	$530,889	$(15,919)	$681,584	$1,152,144	$2,027	$1,154,171

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$277	$(44,850)	$544,421	$(14,263)	$798,676	$1,284,261	$3,843	$1,288,104
Net Income	—	—	—	—	20,078	20,078	25	20,103
Other comprehensive income (loss)	—	—	—	337	—	337	(160)	177

Stock option and restricted stock compensation	—	—	3,644	—	—	3,644	—	3,644
Purchase of 519,185 shares of treasury stock	—	(24,233)	—	—	—	(24,233)	—	(24,233)
Issuance of 232,603 shares of restricted stock	2	—	(2)	—	—	—	—	—
Prepayment of accelerated share repurchase	—	—	(30,000)	—	—	(30,000)	—	(30,000)
Tax benefit on restricted stock and stock options	—	—	581	—	—	581	—	581

Balance at March 31, 2013	$279	$(69,083)	$518,644	$(13,926)	$818,754	$1,254,668	$3,708	$1,258,376

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

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

We provide outsourced aircraft and aviation operating solutions throughout the world, serving Africa, Asia, Australia, Europe, the Middle East, North America and South America through: (i) contractual service arrangements, including those through which we provide aircraft to customers and value-added services, including crew, maintenance and insurance (“ACMI”), as well as those through which we provide crew, maintenance and insurance, with the customer providing the aircraft (“CMI”); (ii) military charter services provided to the U.S. Military Air Mobility Command (the “AMC”) (“AMC Charter”); (iii) seasonal, commercial and ad-hoc charter services (“Commercial Charter”); and (iv) dry leasing of aircraft and engines (“Dry Leasing” or “Dry Lease”).

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently, exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2012, which includes additional disclosures and a summary of our significant accounting policies. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of March 31, 2013, the results of operations for the three months ended March 31, 2013 and 2012, comprehensive income for the three months ended March 31, 2013 and 2012, cash flows for the three months ended March 31, 2013 and 2012, and shareholders’ equity as of and for the three months ended March 31, 2013 and 2012.

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

2. Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued new guidance requiring additional information about reclassification adjustments out of accumulated other comprehensive income, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The new guidance was effective as of the beginning of 2013 and its adoption did not have any impact on our financial condition, results of operations or cash flows.

3. Related Parties

DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”), holds a 49% equity interest and a 25% voting interest in Polar. Polar is a variable interest entity that is not consolidated because we are not the primary beneficiary as the risks associated with the direct costs of operation are with DHL. Concurrent with the investment, under a 20-year blocked space agreement that was subsequently amended (the “BSA”), Polar provides air cargo capacity to DHL through Polar’s network for DHL Express services. In addition to the BSA, we have several agreements between Atlas and Polar to provide ACMI, CMI, administrative, sales and ground support services to one another. Except for any liquidated damages that we could incur under these agreements, we do not have any continuing financial exposure to fund debt obligations or operating losses of Polar. The following table summarizes our transactions with Polar:

	For the Three Months Ended
Revenue and Expenses:	March 31, 2013	March 31, 2012
ACMI segment revenue from Polar	$70,847	$60,694
Other revenue from Polar	$2,847	$2,837
Ground handling and airport fees paid to Polar	$327	$998

Accounts receivable/payable as of:	March 31, 2013	December 31, 2012
Receivables from Polar	$4,713	$4,264
Payables to Polar	$121	$140

Aggregate Carrying Value of Polar Investment as of:	March 31, 2013	December 31, 2012

	$4,870	$4,870

GATS

We hold a 50% equity and voting interest in Global Aviation Technical Solutions Co. Ltd. (“GATS”), a joint venture with an unrelated third party. The purpose of the joint venture is to purchase rotable parts and source repair services for those parts, primarily for our 747-8F aircraft. The joint venture is a variable interest entity and we have not consolidated GATS because we are not the primary beneficiary as we do not exercise financial control. As of March 31, 2013 and December 31, 2012, our investment in GATS was $12.3 million and our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts. GATS does not have any third-party debt obligations.

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

We endeavor to utilize the best available information to measure fair value.

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

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	March 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$330,311	$330,311	$330,311	$—	$—
Short-term investments	13,638	13,638	—	—	13,638
Long-term investments and accrued interest	131,181	176,486	—	—	176,486

	$475,130	$520,435	$330,311	$—	$190,124

Liabilities
Term loans	$626,493	$633,323	$—	$—	$633,323
Ex-Im Bank guaranteed notes	549,334	543,746	—	—	543,746
EETCs	283,713	314,287	—	—	314,287

	$1,459,540	$1,491,356	$—	$—	$1,491,356

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$409,763	$409,763	$409,763	$—	$—
Short-term investments	10,119	10,119	—	—	10,119
Long-term investments and accrued interest	140,498	177,740	—	—	177,740

	$560,380	$597,622	$409,763	$—	$187,859

Liabilities
Term loans	$450,652	$461,530	$—	$—	$461,530
Ex-Im Bank guaranteed notes	560,078	556,742	—	—	556,742
EETCs	293,312	325,187	—	—	325,187

	$1,304,042	1,343,459	—	—	1,343,459

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments by contractual maturity as of:

	March 31, 2013			December 31, 2012
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value
Debt securities
Due after one but within five years	$—	$—	$—	$8,365	$1,404	$9,769
Due after five but within ten years	$131,181	$45,305	$176,486	$132,133	$35,838	$167,971

Total	$131,181	$45,305	$176,486	$140,498	$37,242	$177,740

5. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	March 31, 2013	December 31, 2012
Maintenance	$58,253	$38,475
Salaries, wages and benefits	26,143	32,734
Deferred revenue	22,301	18,619
Aircraft fuel	19,665	19,882
Other	40,648	42,757

Accrued liabilities	$167,010	$152,467

6. Debt

On March 7, 2013, we entered into a $119.5 million term loan secured by a mortgage on a 777-200LRF aircraft (manufacturer serial number 36201) for a period of 89 months with a final payment of $62.4 million due in July 2020 (the “First 2013 Term Loan”). In connection with entry into the First 2013 Term Loan, we paid usual and customary fees. The First 2013 Term Loan accrues interest at a variable rate, payable quarterly, at LIBOR plus a margin and contains customary covenants and events of default.

On March 28, 2013, we entered into a $105.4 million six-month term loan secured by a mortgage on a 747-8F aircraft (aircraft tail number N854GT) (the “First 2013 Bridge Loan”). In connection with entry into the First 2013 Bridge Loan, we paid usual and customary fees. The First 2013 Bridge Loan accrues interest at a variable rate, payable monthly, at LIBOR plus a margin and contains customary covenants and events of default.

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

As of March 31, 2013, we purchased and took delivery of eight of the nine aircraft on order. Estimated remaining expenditures under the Boeing 747-8F Agreement as of March 31, 2013, including estimated amounts for contractual price escalations and delivery payments, are $98.8 million for the remainder of 2013.

8. Segment Reporting

We have the following four reportable segments: ACMI (which includes CMI), AMC Charter, Commercial Charter and Dry Leasing. We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct operating costs. The following table sets forth Operating Revenue and Direct Contribution for our reportable business segments reconciled to Operating Income and Income before Income Taxes:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Operating Revenue:
ACMI	$181,170	$154,703
AMC Charter	98,037	121,294
Commercial Charter	91,100	76,947
Dry Leasing	3,747	2,945
Other	3,282	3,415

Total Operating Revenue	$377,336	$359,304

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Direct Contribution:
ACMI	$39,944	$24,154
AMC Charter	12,737	20,581
Commercial Charter	(8,685)	1,876
Dry Leasing	1,176	1,336

Total Direct Contribution for Reportable Segments	45,172	47,947

Add back (subtract):
Unallocated income and expenses	(35,012)	(29,969)
Gain on disposal of aircraft	23	196

Income before Income Taxes	10,183	18,174

Add back (subtract):
Interest income	(5,176)	(4,909)
Interest expense	18,440	13,963
Capitalized interest	(1,402)	(6,352)
Other expense (income), net	552	(297)

Operating Income	$22,597	$20,579

We are exposed to a concentration of revenue to the AMC and Polar (see Note 3). No other customer accounted for 10.0% or more of our Total Operating Revenue. We have not experienced credit issues with either of these customers.

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

The court in the antitrust class actions has heard and decided a number of procedural motions. Among those was the plaintiffs’ motion to join Polar Air Cargo Worldwide, Inc. as an additional defendant, which the court granted on April 13, 2011. There was substantial pre-trial written discovery and document production, and a number of depositions were taken. The case is currently in the class certification phase, with motions and responses being submitted and additional depositions occurring. We are unable to reasonably predict the court’s ruling on the motion or the ultimate outcome of the litigation.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $9.7 million in aggregate based on March 31, 2013 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $6.4 million as of March 31, 2013 and $6.3 million as of December 31, 2012, and are included in Deposits and other assets.

We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Trademark Matters

Since 2005, we have been involved in ongoing litigation in Europe against Atlas Transport, an unrelated and unaffiliated entity, over the use of the name “Atlas”. Following application by us to register the mark “ATLAS AIR” in the European Union (“EU”), opposition from Atlas Transport and follow-up filings by us, the Office for Harmonization in the Internal Market (“OHIM”), which handles trademark matters in the EU, declared Atlas Transport’s own trademark “ATLAS” partially invalid because of the prior existence of our Benelux trademark registration. In 2008, OHIM’s First Board of Appeal upheld the lower panel’s decision, and Atlas Transport appealed that decision to the EU General Court (formally the Court of First Instance), which upheld the court’s decision on May 18, 2011. Atlas Transport appealed that ruling to the European Court of Justice (“ECJ”). On March 9, 2012, the ECJ denied the appeal, bringing to an end that aspect of the OHIM proceedings. The Company’s request for OHIM to resume another aspect of the proceedings remains pending.

In 2007, Atlas Transport also filed a lawsuit in the Netherlands challenging the validity of our Benelux trademark. In 2009, following completion of its proceedings, the court issued a judgment in favor of us. Atlas Transport appealed that decision to the Dutch Court of Appeal, but the judgment took effect immediately upon entry. The appeal remains pending.

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

10. Stock Repurchase

In 2008, we announced a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on company and market conditions. Repurchased shares are included in Treasury stock.

On February 19, 2013, we entered into an accelerated share repurchase program agreement (“ASR”) with a financial institution for the repurchase of our common stock for an aggregate purchase price of a minimum of $25.0 million up to a maximum of $50.0 million. As of March 31, 2013, we paid $50.0 million to the financial institution and received an initial delivery of 427,168 shares. We accounted for this ASR as a repurchase of common stock and as a forward contract indexed to our own common stock. We have determined that the forward contract met all of the applicable criteria for equity classification and, therefore, this ASR was not accounted for as a derivative instrument.

On April 25, 2013, the ASR was settled, and we received a refund of $13.5 million and an additional 476,133 shares. In the aggregate, we repurchased 903,301 shares for $36.5 million at an average cost of $40.40 per share under this ASR. The number of shares repurchased by us was generally based on the volume weighted average price of our common stock during the term of this ASR less a pre-determined discount.

11. Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for the three months ended March 31, 2013 and 2012 were de minimis and excluded.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Net Income Attributable to Common Stockholders	$20,078	$12,835

Denominator:
Basic EPS weighted average shares outstanding	26,330	26,360
Effect of dilutive stock options and restricted stock	109	128

Diluted EPS weighted average shares outstanding	26,439	26,488

EPS:
Basic	$0.76	$0.49

Diluted	$0.76	$0.48

Diluted shares reflect the potential dilution that could occur from stock options and restricted share units using the treasury stock method. The calculation does not include restricted share units in which performance or market conditions were not satisfied of 0.6 million for the three months ended March 31, 2013 and 0.4 million for the three months ended March 31, 2012.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2012	$(14,618)	$355	$(14,263)
Reclassification into earnings	770	—	770
Translation adjustment	—	(154)	(154)
Tax effect	(279)	—	(279)

Balance as of March 31, 2013	$(14,127)	$201	$(13,926)

Interest Rate Derivatives

As of March 31, 2013, there was $22.1 million of unamortized realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011. The loss is amortized into Interest expense over the remaining life of the related debt. We reclassified realized losses into earnings as a component of Interest expense $0.8 million for the three months ended March 31, 2013 and $0.3 million for the three months ended March 31, 2012. Realized losses expected to be reclassified into earnings within the next 12 months are $3.0 million as of March 31, 2013.

13. Income Taxes

Our effective income tax rates were a benefit of 97.4% for the three months ended March 31, 2013 and an expense of 39.8% for the three months ended March 31, 2012. The effective rate for the three months ended March 31, 2013 differs from the U.S. federal statutory rate primarily due to an income tax benefit of $14.2 million related to extraterritorial income (“ETI”) from certain of our aircraft. We recognized this income tax benefit based on a decision in a recent court case. The effective rates for both three month periods also differ from the U.S. federal statutory rate due to the income tax impact of global operations, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to our projected operating results for the year. For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Financial Statements appearing in this report and our audited consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K.

Background

Certain Terms — Glossary

The following represents terms and statistics specific to our business and industry. They are used by management to evaluate and measure operations, results, productivity and efficiency.

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

C Check	High-level or “heavy” airframe maintenance checks, which are more intensive in scope than Line Maintenance and are generally performed between 18 and 24 months depending on aircraft type.

D Check	High-level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed between six and nine years depending on aircraft type.

Heavy Maintenance	Scheduled maintenance activities, which are extensive in scope and are primarily based on time intervals, including, but not limited to, C Checks, D Checks and engine overhauls.

Line Maintenance	Unscheduled maintenance to rectify events occurring during normal day-to-day operations.

Non-heavy Maintenance	Discrete maintenance activities for the overhaul and repair of specific aircraft components.

Revenue Per Block Hour	An amount calculated by dividing Operating revenues by Block Hours.

Yield	The average amount a customer pays to fly one tonne of cargo one mile.

Business Overview

We are a leading global provider of outsourced aircraft and aviation operating solutions. As such, we manage and operate the world’s largest fleet of Boeing 747 freighters. We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale. Our customers include airlines, express delivery providers, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

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

•

Commercial Charter, whereby we provide cargo and passenger aircraft charters to customers, including brokers, cruise-ship operators, freight forwarders, direct shippers and airlines. The customer generally pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs; and

•	Dry Leasing, whereby we provide aircraft and/or engine leasing solutions.

We look to achieve our growth plans to enhance stakeholder value by:

•	Delivering superior service quality to our valued customers;

•	Aggressively managing our fleet with a focus on leading-edge aircraft;

•	Focusing on securing long-term customer contracts;

•	Driving significant and ongoing productivity improvements;

•	Selectively pursuing and evaluating future acquisitions and alliances; and

•	Building our brand and increasing our market share.

See “Business Overview” and “Business Strategy” in our 2012 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first three months of 2013, compared to 2012, were positively impacted by the following events:

•	Between March and June 2012, we began CMI flying the first three of five 767-200 freighters owned by DHL. We began flying the fourth during July 2012 and the fifth during November 2012.

•	In May and July 2012, we took delivery of two 747-8F aircraft that we placed in service with Panalpina Air & Ocean Ltd (“Panalpina”) under an ACMI agreement, which replaced two 747-400F aircraft.

•	In June 2012, we began ACMI flying a 747-400F aircraft for Etihad Airways (“Etihad”), which was the first 747-400F aircraft in its global network.

•	In July 2012, we began ACMI flying an additional 747-400F aircraft for Polar and DHL, which increased the size of our fleet flying for DHL from eight to nine aircraft.

•	In October and December 2012, we took delivery of two 747-8F aircraft that we placed into ACMI service with Polar and DHL, replacing two 747-400 aircraft.

•	In January and February 2013, we began CMI flying two new 767-300ERF aircraft owned by DHL.

In February 2013, we signed an ACMI agreement with Chapman Freeborn Airchartering Ltd. for a 747-400F aircraft, with network service that began in April 2013. This was the first dedicated 747-400F aircraft in its network.

In May 2013, we signed an ACMI agreement with Etihad for a 747-8F aircraft, with service that will begin in May 2013. This is the first 747-8F aircraft in its global network.

AMC Charter Cargo Block Hours have continued to be negatively impacted by reduced demand. Partially offsetting this reduction was an increase in AMC passenger Block Hours primarily due to a third 767-300ER passenger aircraft placed in service in May 2012. This increased the size of our passenger service for the AMC to two 747-400 and three 767-300ER passenger aircraft.

Commercial Charter Block Hours have increased significantly during the first quarter of 2013, reflecting our redeployment of 747-400 aircraft from ACMI during remarketing periods. However, Commercial Charter Yields have been negatively impacted by softer demand and excess capacity in the air cargo market.

In March 2013, Titan purchased its first Boeing 777-200LRF aircraft that is being Dry Leased to a customer on a long-term basis.

Results of Operations

Three Months Ended March 31, 2013 and 2012

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the three months ended March 31:

	2013	2012	Increase / (Decrease)	Percent Change
Block Hours
ACMI	28,089	24,509	3,580	14.6%
AMC Charter:
Cargo	1,874	3,189	(1,315)	(41.2)%
Passenger	2,561	1,850	711	38.4%
Commercial Charter	4,719	3,691	1,028	27.9%
Other	190	434	(244)	(56.2)%

Total Block Hours	37,433	33,673	3,760	11.2%

Revenue Per Block Hour
ACMI	$6,450	$6,312	$138	2.2%
AMC Charter	22,105	24,071	(1,966)	(8.2)%
Cargo	23,334	24,886	(1,552)	(6.2)%
Passenger	21,206	22,667	(1,461)	(6.4)%
Commercial Charter	19,305	20,847	(1,542)	(7.4)%
Fuel
AMC
Average fuel cost per gallon	$3.63	$3.61	$0.02	0.6%
Fuel gallons consumed (000s)	11,418	14,029	(2,611)	(18.6)%
Commercial Charter
Average fuel cost per gallon	$3.32	$3.39	$(0.07)	(2.1)%
Fuel gallons consumed (000s)	15,627	13,031	2,596	19.9%
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	7.0	3.0	4.0	133.3%
747-400 Cargo	14.7	17.5	(2.8)	(16.0)%
747-200 Cargo	—	0.1	(0.1)	(100.0)%
767-200 Cargo	5.0	0.2	4.8	NM
767-300 Cargo	1.4	—	1.4	NM
747-400 Passenger	1.0	1.0	—	NM
767-300 Passenger	0.7	0.1	0.6	NM

Total	29.8	21.9	7.9	36.1%
AMC Charter
747-400 Cargo	3.0	3.6	(0.6)	(16.7)%
747-200 Cargo	—	0.7	(0.7)	(100.0)%
747-400 Passenger	1.9	1.7	0.2	11.8%
767-300 Passenger	2.1	1.1	1.0	90.9%

Total	7.0	7.1	(0.1)	(1.4)%
Commercial Charter
747-400 Cargo	7.2	3.9	3.3	84.6%
747-200 Cargo	—	0.7	(0.7)	(100.0)%
747-400 Passenger	0.1	0.1	—	NM
767-300 Passenger	0.1	0.3	(0.2)	(66.7)%

Total	7.4	5.0	2.4	48.0%

	2013	2012	Increase / (Decrease)	Percent Change
Dry Leasing
757-200 Cargo	1.0	1.0	—	NM
737-300 Cargo	1.0	—	1.0	NM
777-200 Cargo	0.3	—	0.3	NM
737-800 Passenger	2.0	2.0	—	NM

Total	4.3	3.0	1.3	43.3%

Total Operating Aircraft	48.5	37.0	11.5	31.1%

Out-of-service**	0.5	—	0.5	NM

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft are completely unencumbered. Permanently parked aircraft, all of which are also completely unencumbered, are not included in the operating statistics above.

Operating Revenue

The following table compares our Operating Revenue for the three months ended March 31 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$181,170	$154,703	$26,467	17.1%
AMC Charter	98,037	121,294	(23,257)	(19.2)%
Commercial Charter	91,100	76,947	14,153	18.4%
Dry Leasing	3,747	2,945	802	27.2%
Other	3,282	3,415	(133)	(3.9)%

Total Operating Revenue	$377,336	$359,304	$18,032	5.0%

ACMI revenue increased $26.5 million, or 17.1%, primarily due to the entry of four 747-8F aircraft into service beginning in May 2012 and increased CMI flying, partially offset by the redeployment of 747-400 aircraft into other segments. ACMI Block Hours were 28,089 for the first quarter of 2013, compared to 24,509 in 2012, representing an increase of 3,580 Block Hours, or 14.6%. The increase in Block Hours was primarily driven by the start-up of CMI flying of five 767-200 cargo aircraft during 2012 and two 767-300 cargo aircraft during the first quarter of 2013 for DHL and an increase in CMI flying for Boeing. In addition, Block Hours increased related to the start-up of ACMI 747-400 flying for Etihad in June 2012 and 747-8F flying for DHL in October 2012. Partially offsetting these increases was the return of 747-400 cargo aircraft during 2012, which were temporarily redeployed to other segments. ACMI Revenue per Block Hour was $6,450 for the first quarter of 2013, compared to $6,312 in 2012, an increase of $138 per Block Hour, or 2.2%. The increase in Revenue per Block Hour primarily reflects the impact of higher rates on an increased number of 747-8F aircraft, partially offset by the impact of lower rates on increased CMI flying.

AMC Charter revenue decreased $23.3 million, or 19.2%, primarily driven by a reduction in AMC Charter Cargo flying, partially offset by increased AMC Charter Passenger flying. AMC Charter Block Hours were 4,435 for the first quarter of 2013 compared to 5,039 in 2012, a decrease of 604 Block Hours, or 12.0%. The decrease in AMC Charter Block Hours was due to a decrease of 1,315 AMC Charter Cargo Block Hours driven by reduced cargo demand from the AMC, partially offset by an increase of 711 AMC Charter Passenger Block Hours. AMC Charter Revenue per Block Hour was $22,105 for the first quarter of 2013 compared to $24,071 in 2012, a decrease of $1,966 per Block Hour, or 8.2%, primarily due to a higher volume of passenger flying on smaller 767 aircraft, reduced cargo Block Hours and a reduction in the number of one-way AMC missions. For the first quarter of 2013, the AMC average “pegged” fuel price was $3.63 per gallon compared to $3.61 in 2012. The “pegged” fuel price is set by the AMC and the impact to revenue from changes in the “pegged” fuel price is generally offset by a corresponding impact to fuel expense.

Commercial Charter revenue increased $14.2 million, or 18.4%, primarily due to an increase in Block Hours, partially offset by a decrease in Revenue per Block Hour. Commercial Charter Block Hours were 4,719 in the first quarter of 2013, compared to 3,691 in 2012, representing an increase of 1,028 Block Hours, or 27.9%. The increase in Block Hours was primarily due to the deployment of 747-400 cargo aircraft from ACMI during remarketing periods. Revenue per Block Hour was $19,305 in the first quarter of 2013, compared to $20,847 in 2012, a decrease of $1,542 per Block Hour, or 7.4%. This reflects the impact of lower Yields from softer demand and excess capacity in the air cargo market, as well as the impact of a reduction in Commercial Charter return legs due to fewer AMC one-way missions.

Dry Leasing revenue was relatively unchanged.

Operating Expenses

The following table compares our Operating Expenses for the three months ended March 31 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$93,358	$94,763	$(1,405)	(1.5)%
Salaries, wages and benefits	72,531	70,876	1,655	2.3%
Maintenance, materials and repairs	58,369	52,980	5,389	10.2%
Aircraft rent	40,008	39,418	590	1.5%
Depreciation and amortization	17,808	14,303	3,505	24.5%
Passenger and ground handling services	16,772	12,771	4,001	31.3%
Travel	15,179	12,620	2,559	20.3%
Navigation fees, landing fees and other rent	14,112	13,055	1,057	8.1%
Gain on disposal of aircraft	(23)	(196)	(173)	88.3%
Other	26,625	28,135	(1,510)	(5.4)%

Total Operating Expenses	$354,739	$338,725

Aircraft fuel decreased $1.4 million, or 1.5%, primarily due to fuel price decreases in Commercial Charter. The average fuel price per gallon for the Commercial Charter business was $3.32 for the first quarter of 2013, compared to $3.39 in 2012, a decrease of 2.1%. Commercial Charter fuel consumption increased by 2.6 million gallons, or 19.9%, primarily driven by the increase in Block Hours operated. The average fuel price per gallon for the AMC Charter business was $3.63 in the first quarter of 2013, compared to $3.61 in 2012, an increase of 0.6%. AMC fuel consumption decreased by 2.6 million gallons, or 18.6%, primarily reflecting the decrease in Block Hours operated and the use of smaller twin-engine 767 passenger aircraft. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $1.7 million, or 2.3%, primarily driven by higher Block Hours.

Maintenance, materials and repairs increased $5.4 million, or 10.2%, driven by an increase in maintenance expense of $3.8 million for 767 aircraft and $2.2 million for 747-8F aircraft, partially offset by a decrease of $0.6 million for other aircraft. Heavy Maintenance expense on 747-400 aircraft increased approximately $2.4 million primarily due to an increase in engine overhaul expense compared to 2012. Heavy Maintenance expense on 767 aircraft increased approximately $2.1 million primarily due to an increase in the number of C Checks in 2013. Non-heavy Maintenance expense on 747-400 aircraft decreased $1.1 million. Line Maintenance expense increased $2.2 million for 747-8F aircraft and $1.8 million for 767 aircraft driven by increased flying. Line Maintenance expense decreased $1.4 million for 747-400 aircraft driven by decreased flying and $0.5 million on 747-200 aircraft due to the retirement of this fleet in the first quarter of 2012. Heavy airframe maintenance events and engine overhauls for the three months ended March 31 were:

	2013	2012	Increase / (Decrease)
Heavy Maintenance Events
747-400 C Checks	6	7	(1)
747-400 D Checks	—	2	(2)
767 C Checks	2	—	2
CF6-80 engine overhauls	7	5	2

Depreciation and amortization increased $3.5 million, or 24.5%, due to additional operating aircraft in 2013.

Passenger and ground handling services increased $4.0 million, or 31.3%, primarily due to higher rates for ground handling from Commercial Charter flying to more expensive locations, and passenger catering and contract services for flight attendants related to increased passenger flying during 2013. We reclassified passenger catering and contract services for flight attendants from Other operating expenses to Passenger and ground handling services and reclassified previously reported amounts to conform to the current period’s presentation.

Travel increased $2.6 million, or 20.3%, primarily due to increased travel for crew and flight attendants related to increased flying and higher rates during the first quarter of 2013.

Navigation fees, landing fees and other rent increased $1.1 million, or 8.1%, primarily due to higher fees from Commercial Charter flying to more expensive locations during the first quarter of 2013.

Other decreased $1.5 million, or 5.4%, primarily due to decreases in commissions for AMC Charter revenue.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended March 31 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(5,176)	$(4,909)	$267	5.4%
Interest expense	18,440	13,963	4,477	32.1%
Capitalized interest	(1,402)	(6,352)	(4,950)	(77.9)%
Other expense (income), net	552	(297)	(849)	(285.9)%

Interest expense increased $4.5 million, or 32.1%, primarily due to an increase in our average debt balances related to the financing for 747-8F aircraft throughout 2012.

Capitalized interest decreased $5.0 million, or 77.9%, resulting from 747-8F aircraft that entered service.

Income taxes. Our effective income tax rates were a benefit of 97.4% for the three months ended March 31, 2013 and an expense of 39.8% for the three months ended March 31, 2012. During the three months ended March 31, 2013, we recognized an income tax benefit of $14.2 million related to ETI from certain of our aircraft based on a decision in a recent court case.

Segments

The following table compares the Direct Contribution of our reportable segments (see Note 8 to our Financial Statements for the reconciliation to Operating income) for the three months ended March 31 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$39,944	$24,154	$15,790	65.4%
AMC Charter	12,737	20,581	(7,844)	(38.1)%
Commercial Charter	(8,685)	1,876	(10,561)	NM
Dry Leasing	1,176	1,336	(160)	(12.0)%

Total Direct Contribution	$45,172	$47,947	$(2,775)	(5.8)%

Unallocated income and expenses	$35,012	$29,969	$5,043	16.8%

ACMI Segment

Direct Contribution related to the ACMI segment increased $15.8 million, or 65.4%, primarily due to higher profitability on our new 747-8F aircraft and increased CMI flying for DHL and Boeing during the first quarter of 2013.

AMC Charter Segment

Direct Contribution related to the AMC Charter segment decreased $7.8 million, or 38.1%, primarily due to a decrease in cargo Block Hours resulting from lower AMC cargo demand and a reduction in the number of one-way AMC missions, partially offset by increased passenger Block Hours.

Commercial Charter Segment

Direct Contribution related to the Commercial Charter segment decreased $10.6 million, primarily due to a reduction in Revenue per Block Hour driven by softer demand, excess capacity in the air cargo market and a reduction in Commercial Charter return legs due to fewer AMC one-way missions. Partially offsetting these items was an increase in Block Hours, primarily due to the redeployment of 747-400 aircraft from ACMI during remarketing periods. In addition, Commercial Charter Direct Contribution was negatively impacted by increases in volume-driven operating expenses from flying to more expensive locations and aircraft ownership costs from the deployment of 747-400 aircraft into this segment.

Dry Leasing Segment

Direct Contribution related to the Dry Leasing segment was relatively unchanged.

Unallocated income and expenses

Unallocated income and expenses increased $5.0 million, or 16.8%, primarily due to a reduction in capitalized interest on 747-8F aircraft that entered service.

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

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP measures (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2013	March 31, 2012	Percent Change
Net Income Attributable to Common Stockholders	$20,078	$12,835	56.4%
After-tax impact from:
Fleet retirement costs (a)	—	926
ETI tax benefit	(14,160)	—
Gain on disposal of aircraft	(15)	(125)

Adjusted Net Income Attributable to Common Stockholders	$5,903	$13,636	(56.7%)

Diluted EPS	$0.76	$0.48	58.3%
After-tax impact from:
Fleet retirement costs (a)	—	0.03
ETI tax benefit	(0.54)	—
Gain on disposal of aircraft	(0.00)	(0.00)

Adjusted Diluted EPS	$0.22	$0.51	(56.9%)

a)	Fleet retirement costs in 2012 included incremental employee costs related to the retirement of our 747-200 fleet.

Liquidity and Capital Resources

Significant liquidity events in the first three months of 2013 were as follows:

In January 2013, we prepaid the amounts outstanding under two term loans of $40.2 million, which were due in the third quarter of 2013.

In February 2013, we paid $50.0 million under an ASR to repurchase a minimum of $25.0 million up to a maximum of $50.0 million of our common stock depending on the price of our common stock. We subsequently settled the ASR in April 2013 and received a refund of $13.5 million. See Note 10 to our Financial Statements for a discussion of our ASR.

In March 2013, we entered into the First 2013 Term Loan in the amount of $119.5 million to finance the purchase of a 777-200LRF aircraft that is being Dry Leased to a customer on a long-term basis.

In March 2013, we entered into the First 2013 Bridge Loan in the amount of $105.4 million to finance the delivery of our eighth 747-8F aircraft.

Operating Activities. Net cash provided by operating activities for the first quarter of 2013 was $54.4 million, compared to $18.1 million for the first quarter of 2012. The increase primarily reflects higher earnings and the timing of payments of our obligations.

Investing Activities. Net cash used for investing activities was $234.1 million for the first quarter of 2013, consisting primarily of $235.5 million of purchase deposit and delivery payments for flight equipment, which included $1.4 million of capitalized interest on our 747-8F aircraft order, and $10.5 million of capital expenditures, partially offset by $9.1 million of proceeds from insurance and $2.4 million of proceeds from short-term investments. Purchase deposit and delivery payments for flight equipment are primarily related to the purchase of one 747-8F cargo aircraft and one 777-200LRF cargo aircraft. Capital expenditures for the first quarter of 2013 were funded through working capital, except for the aircraft financed as discussed above. Net cash used for investing activities was $51.8 million for the first quarter of 2012, consisting primarily of $42.9 million of purchase deposit and delivery payments for flight equipment, which included $6.4 million of capitalized interest on our 747-8F aircraft order and $10.7 million of capital expenditures, partially offset by $2.7 million of proceeds from short-term investments.

Financing Activities. Net cash provided by financing activities was $100.3 million for the first quarter of 2013, which primarily reflected the proceeds from debt issuance of $224.8 million, partially offset by $70.6 million of payments on debt obligations and $50.0 million related to the payment under the ASR discussed above. Net cash provided by financing activities was $13.2 million for the first quarter of 2012, which primarily reflected the proceeds from debt issuance of $35.7 million, partially offset by $18.3 million of payments on debt obligations.

We consider Cash and cash equivalents, Short-term investments and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund capital expenditures for the remainder of 2013 and to repurchase shares of our stock. Capital expenditures for the remainder of 2013 are expected to be approximately $97.8 million, which excludes aircraft and capitalized interest. Our estimated 747-8F aircraft delivery payment requirements for the remainder of 2013 are approximately $98.8 million. We expect our Cash and cash equivalents, and the Ex-Im Bank Facility to be sufficient to fund our 747-8F aircraft delivery payment requirements for 2013. We expect the First 2013 Bridge Loan to be refinanced with a long-term financing facility.

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

We can claim bonus tax depreciation equal to 50% of the cost of qualified assets placed in service during 2013 or 2014. One 747-8F aircraft delivered to us in 2013 qualified for 50% bonus tax deprecation. In addition, we expect that one additional 747-8F aircraft, to be delivered in 2013, will qualify for 50% bonus tax depreciation. As a result of bonus tax depreciation claimed on aircraft delivered to us, we do not expect to pay any significant U.S. federal income tax until 2017 or later. Our business operations are subject to income tax in several non-U.S. jurisdictions. We expect GSS to pay U.K. cash income taxes commensurate with its earnings. We do not expect to pay cash income taxes in any other jurisdiction for at least several years.

Contractual Obligations and Debt Agreements

See Notes 6 and 14 to our Financial Statements for a description of our new debt obligations: the First 2013 Term Loan and the First 2013 Bridge Loan. See our 2012 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2012 and a description of our debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2013.

Recent Accounting Pronouncement

See Note 2 to our Financial Statements for a discussion of a recent accounting pronouncement.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2012. Many of such factors are beyond AAWW’s control and are difficult to predict. As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements. AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2012 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended March 31, 2013, the information required in response to this Item is set forth in Note 9 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A.	RISK FACTORS

For additional risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2012 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made the following repurchases of shares of our common stock during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 through January 31, 2013	—		—		—		—
February 1, 2013 through February 28, 2013	427,168	(a)	—	(a)	1,127,411	(a)	$61,100,000
March 1, 2013 through March 31, 2013	—		—		—		—
Total	427,168		—		1,127,411		$61,100,000

(a)	Reflects the repurchase of shares of common stock pursuant to our ASR. See Note 10 to our Financial Statements for a discussion of our ASR.

ITEM 6. EXHIBITS

a. Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: May 2, 2013	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: May 2, 2013	/s/ Spencer Schwartz
Spencer Schwartz
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives, amended as of February 25, 2013.

10.2	Atlas Air Worldwide Holdings, Inc. 2013 Long Term Cash Incentive Program.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (v) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2013 and 2012 and (vi) Notes to Unaudited Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.