Form 10-Q
period 2013-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2013-08-01
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 25,242,025 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$355,775	$409,763
Short-term investments	11,729	10,119
Accounts receivable, net of allowance of $2,006 and $3,172, respectively	113,271	127,704
Prepaid maintenance	20,248	22,293
Deferred taxes	35,083	26,390
Prepaid expenses and other current assets	38,339	36,726

Total current assets	574,445	632,995
Property and Equipment
Flight equipment	2,682,577	2,209,782
Ground equipment	43,954	39,230
Less: accumulated depreciation	(217,534)	(185,419)
Purchase deposits for flight equipment	19,817	147,946

Property and equipment, net	2,528,814	2,211,539
Other Assets
Long-term investments and accrued interest	130,150	140,498
Deposits and other assets	139,795	132,120
Intangible assets, net	33,230	35,533

Total Assets	$3,406,434	$3,152,685

Liabilities and Equity
Current Liabilities
Accounts payable	$35,891	$20,789
Accrued liabilities	151,923	152,467
Current portion of long-term debt	242,417	154,760

Total current liabilities	430,231	328,016
Other Liabilities
Long-term debt	1,330,345	1,149,282
Deferred taxes	270,133	265,384
Other liabilities	126,840	121,899

Total other liabilities	1,727,318	1,536,565
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 28,192,693 and 27,672,924 shares issued, 25,237,814 and 26,443,441, shares outstanding (net of treasury stock), as of June 30, 2013 and December 31, 2012, respectively	282	277
Additional paid-in-capital	536,747	544,421
Treasury stock, at cost; 2,954,879 and 1,229,483 shares, respectively	(118,103)	(44,850)
Accumulated other comprehensive loss	(13,451)	(14,263)
Retained earnings	838,814	798,676

Total stockholders’ equity	1,244,289	1,284,261
Noncontrolling interest	4,596	3,843

Total equity	1,248,885	1,288,104

Total Liabilities and Equity	$3,406,434	$3,152,685

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Operating Revenue
ACMI	$181,957	$160,421	$363,127	$315,124
AMC charter	94,135	138,014	192,172	259,308
Commercial charter	117,783	120,827	208,883	197,774
Dry leasing	6,223	2,862	9,970	5,807
Other	3,475	2,581	6,757	5,996

Total Operating Revenue	403,573	424,705	780,909	784,009

Operating Expenses
Aircraft fuel	102,743	117,571	196,101	212,334
Salaries, wages and benefits	72,518	73,378	145,049	144,254
Maintenance, materials and repairs	43,477	43,371	101,846	96,351
Aircraft rent	42,247	42,758	82,255	82,176
Depreciation and amortization	20,371	13,877	38,179	28,180
Passenger and ground handling services	17,300	18,618	34,072	31,389
Navigation fees, landing fees and other rent	16,351	15,882	30,463	28,937
Travel	13,771	14,823	28,950	27,443
Gain on disposal of aircraft	(399)	(1,163)	(422)	(1,359)
Other	26,733	29,472	53,358	57,607

Total Operating Expenses	355,112	368,587	709,851	707,312

Operating Income	48,461	56,118	71,058	76,697

Non-operating Expenses (Income)
Interest income	(4,978)	(4,887)	(10,154)	(9,796)
Interest expense	20,677	15,631	39,117	29,594
Capitalized interest	(292)	(5,952)	(1,694)	(12,304)
Loss on early extinguishment of debt	994	142	994	142
Other expense (income), net	1,104	1,082	1,656	785

Total Non-operating Expenses (Income)	17,505	6,016	29,919	8,421

Income before income taxes	30,956	50,102	41,139	68,276
Income tax expense (benefit)	9,993	18,906	73	26,140

Net Income	20,963	31,196	41,066	42,136
Less: Net income (loss) attributable to noncontrolling interests	903	344	928	(1,551)

Net Income Attributable to Common Stockholders	$20,060	$30,852	$40,138	$43,687

Earnings per share:
Basic	$0.78	$1.17	$1.54	$1.66

Diluted	$0.78	$1.16	$1.54	$1.65

Weighted average shares:
Basic	25,691	26,428	26,009	26,394

Diluted	25,716	26,511	26,076	26,500

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Income	$20,963	$31,196	$41,066	$42,136
Other comprehensive income (loss):
Interest rate derivatives:
Net change in fair value	—	—	—	(713)
Reclassification into earnings	767	779	1,537	1,032
Income tax benefit (expense)	(279)	(279)	(558)	(112)
Foreign currency translation:
Translation adjustment	(28)	(80)	(342)	77
Income tax benefit (expense)	—	25	—	(16)

Other comprehensive income (loss)	460	445	637	268

Comprehensive Income	21,423	31,641	41,703	42,404
Less: Comprehensive income (loss) attributable to noncontrolling interests	888	316	753	(1,520)

Comprehensive Income Attributable to Common Stockholders	$20,535	$31,325	$40,950	$43,924

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Operating Activities:
Net Income Attributable to Common Stockholders	$40,138	$43,687
Net income (loss) attributable to noncontrolling interests	928	(1,551)

Net Income	41,066	42,136
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	45,374	32,447
Accretion of debt securities discount	(4,591)	(4,373)
Provision for allowance for doubtful accounts	17	637
Loss on early extinguishment of debt	994	142
Gain on disposal of aircraft	(422)	(1,359)
Deferred taxes	(548)	25,872
Stock-based compensation expense	7,866	8,994
Changes in:
Accounts receivable	11,844	(5,681)
Prepaid expenses and other current assets	9,478	7,290
Deposits and other assets	481	(12,964)
Accounts payable and accrued liabilities	16,618	(7,203)

Net cash provided by operating activities	128,177	85,938
Investing Activities:
Capital expenditures	(19,491)	(18,443)
Purchase deposits and delivery payments for flight equipment	(342,584)	(161,477)
Investment in debt securities	—	(1,179)
Proceeds from short-term investments	4,422	3,915
Proceeds from insurance	9,109	—
Proceeds from disposal of aircraft	2,100	2,515

Net cash used for investing activities	(346,444)	(174,669)
Financing Activities:
Proceeds from debt issuance	510,808	328,221
Refund of accelerated share repurchase	13,510	—
Prepayment of accelerated share repurchase	(29,510)	—
Purchase of treasury stock	(73,253)	(3,249)
Excess tax benefit from stock-based compensation expense	465	544
Payment of debt issuance costs	(13,096)	(10,004)
Payments of debt	(244,645)	(180,820)

Net cash provided by financing activities	164,279	134,692
Net (decrease) increase in cash and cash equivalents	(53,988)	45,961
Cash and cash equivalents at the beginning of period	409,763	187,111

Cash and cash equivalents at the end of period	$355,775	233,072

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$275	$(41,499)	$525,670	$(15,683)	$668,749	$1,137,512	$3,863	$1,141,375
Net Income	—	—	—	—	43,687	43,687	(1,551)	42,136
Other comprehensive income (loss)	—	—	—	237	—	237	31	268
Stock option and restricted stock compensation	—	—	8,994	—	—	8,994	—	8,994
Purchase of 69,947 shares of treasury stock	—	(3,249)	—	—	—	(3,249)	—	(3,249)
Issuance of 204,767 shares of restricted stock	2	—	(2)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	544	—	—	544	—	544

Balance at June 30, 2012	$277	$(44,748)	$535,206	$(15,446)	$712,436	$1,187,725	$2,343	$1,190,068

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$277	$(44,850)	$544,421	$(14,263)	$798,676	$1,284,261	$3,843	$1,288,104
Net Income	—	—	—	—	40,138	40,138	928	41,066
Other comprehensive income (loss)	—	—	—	812	—	812	(175)	637
Stock option and restricted stock compensation	—	—	7,866	—	—	7,866	—	7,866
Purchase of 1,725,396 shares of treasury stock	—	(73,253)	—	—	—	(73,253)	—	(73,253)
Issuance of 519,769 shares of restricted stock	5	—	(5)	—	—	—	—	—
Prepayment of accelerated share repurchase	—	—	(29,510)	—	—	(29,510)	—	(29,510)
Refund of accelerated share repurchase	—	—	13,510	—	—	13,510	—	13,510
Tax benefit on restricted stock and stock options	—	—	465	—	—	465	—	465

Balance at June 30, 2013	$282	$(118,103)	$536,747	$(13,451)	$838,814	$1,244,289	$4,596	$1,248,885

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently, exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2012, which includes additional disclosures and a summary of our significant accounting policies. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and 2012, comprehensive income for the three and six months ended June 30, 2013 and 2012, cash flows for the six months ended June 30, 2013 and 2012, and shareholders’ equity as of and for the six months ended June 30, 2013 and 2012.

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

3. Related Parties

DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”), holds a 49% equity interest and a 25% voting interest in Polar. Polar is a variable interest entity that is not consolidated because we are not the primary beneficiary as the risks associated with the direct costs of operation are with DHL. Under a 20-year blocked space agreement that was subsequently amended (the “BSA”), Polar provides air cargo capacity to DHL through Polar’s network for DHL Express services. Atlas has several agreements with Polar to provide ACMI, CMI, administrative, sales and ground support services to one another. We do not have any financial exposure to fund debt obligations or operating losses of Polar, except for any liquidated damages that we could incur under these agreements. The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Six Months Ended
Revenue and Expenses:	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
ACMI segment revenue from Polar	$71,205	$60,986	$142,052	$121,680
Other revenue from Polar	$2,837	$2,837	$5,675	$5,675
Ground handling and airport fees paid to Polar	$334	$1,188	$671	$2,186

Accounts receivable/payable as of:	June 30, 2013	December 31, 2012
Receivables from Polar	$5,053	$3,290
Payables to Polar	$94	$797

Aggregate Carrying Value of Polar Investment as of:	June 30, 2013	December 31, 2012

	$4,870	$4,870

GATS

We hold a 50% equity and voting interest in Global Aviation Technical Solutions Co. Ltd. (“GATS”), a joint venture with an unrelated third party. The purpose of the joint venture is to purchase rotable parts and source repair services for those parts, primarily for our 747-8F aircraft. The joint venture is a variable interest entity and we have not consolidated GATS because we are not the primary beneficiary as we do not exercise financial control. As of June 30, 2013 and December 31, 2012, our investment in GATS was $12.4 million and $12.3 million, respectively, and our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts. GATS does not have any third-party debt obligations.

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

Long-term investments consist of debt securities for which we have both the ability and the intent to hold until maturity. These investments are classified as held-to-maturity and reported at amortized cost. The fair value of our Long-term investments is based on a discounted cash flow analysis using the contractual cash flows of the investments and a discount rate derived from unadjusted quoted interest rates for debt securities of comparable risk. Such debt securities represent investments in Pass-Through Trust Certificates related to enhanced equipment trust certificates (“EETCs”) issued by Atlas in 1998, 1999 and 2000. Interest on debt securities and accretion of discounts using the effective interest method are included in Interest income.

The fair value of our EETCs is measured based on Level 3 inputs. When available, we use quoted market prices of our equipment notes as a basis for valuing the EETCs. If not available, fair value is based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair values of our term loans and the Export-Import Bank of the United States (“Ex-Im Bank”) guaranteed notes are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	June 30, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$355,775	$355,775	$355,775	$—	$—
Short-term investments	11,729	11,729	—	—	11,729
Long-term investments and accrued interest	130,150	177,670	—	—	177,670

	$497,654	$545,174	$355,775	$—	$189,399

Liabilities
Term loans	$617,221	$611,160	$—	$—	$611,160
Ex-Im Bank guaranteed notes	681,521	651,844	—	—	651,844
EETCs	274,021	353,686	—	—	353,686

	$1,572,763	$1,616,690	$—	$—	$1,616,690

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$409,763	$409,763	$409,763	$—	$—
Short-term investments	10,119	10,119	—	—	10,119
Long-term investments and accrued interest	140,498	177,740	—	—	177,740

	$560,380	$597,622	$409,763	$—	$187,859

Liabilities
Term loans	$450,652	$461,530	$—	$—	$461,530
Ex-Im Bank guaranteed notes	560,078	556,742	—	—	556,742
EETCs	293,312	325,187	—	—	325,187

	$1,304,042	1,343,459	—	—	1,343,459

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments by contractual maturity as of:

	June 30, 2013			December 31, 2012
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value
Debt securities
Due after one but within five years	$—	$—	$—	$8,365	$1,404	$9,769
Due after five but within ten years	130,150	47,520	177,670	132,133	35,838	167,971

Total	$130,150	$47,520	$177,670	$140,498	$37,242	$177,740

5. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30, 2013	December 31, 2012
Maintenance	$51,534	$38,475
Salaries, wages and benefits	21,892	32,734
Aircraft fuel	20,054	19,882
Deferred revenue	16,955	18,619
Other	41,488	42,757

Accrued liabilities	$151,923	$152,467

6. Debt

Ex-Im Bank Guaranteed Notes

On January 30, 2012, we entered into a term loan facility for up to $864.8 million with Apple Bank for Savings, guaranteed by Ex-Im Bank to finance up to six 747-8F aircraft deliveries (the “Ex-Im Bank Facility”). The Ex-Im Bank Facility consists of up to six separate term loans, each secured by a mortgage on a 747-8F aircraft. In connection with entry into the Ex-Im Bank Facility, we have agreed to pay usual and customary commitment and other fees associated with this type of financing. Borrowings under the Ex-Im Bank Facility initially accrue interest at a variable rate, payable quarterly at London InterBank Offered Rate (“LIBOR”), plus a margin. The Ex-Im Bank Facility provides options to refinance the loans through the issuance of bonds in the capital markets or to convert the loans to a fixed rate. The Ex-Im Bank Facility contains customary covenants and event of default provisions. In addition, there are certain operating conditions under the Ex-Im Bank Facility that we must meet.

On May 16, 2013, we borrowed $143.0 million under the Ex-Im Bank Facility as a variable-rate loan secured by a mortgage against one 747-8F (aircraft tail number N855GT). On May 28, 2013, we refinanced the loan through the issuance of twelve-year fixed-rate notes in the amount of $143.0 million (the “First 2013 Ex-Im Guaranteed Notes”). The First 2013 Ex-Im Guaranteed Notes accrue interest at a fixed rate of 1.83% with principal and interest payable quarterly.

Term Loans

On March 7, 2013, we entered into a $119.5 million term loan secured by a mortgage on a 777-200LRF aircraft (manufacturer serial number 36201) for a period of 89 months with a final payment of $62.4 million due in July 2020 (the “First 2013 Term Loan”). In connection with entry into the First 2013 Term Loan, we paid usual and customary fees. The First 2013 Term Loan accrues interest at a variable rate, payable quarterly, at LIBOR plus a margin and contains customary covenants and event of default provisions.

On March 28, 2013, we entered into a $105.4 million six-month term loan secured by a mortgage on a 747-8F aircraft (aircraft tail number N854GT) (the “First 2013 Bridge Loan”). In connection with entry into the First 2013 Bridge Loan, we paid usual and customary fees. The First 2013 Bridge Loan accrues interest at a variable rate, payable monthly, at LIBOR plus a margin and contains customary covenants and event of default provisions.

7. Segment Reporting

We have the following four reportable segments: ACMI (which includes CMI), AMC Charter, Commercial Charter and Dry Leasing. We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of operating and ownership costs. The following table sets forth Operating Revenue and Direct Contribution for our reportable business segments reconciled to Operating Income and Income before Income Taxes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Operating Revenue:
ACMI	$181,957	$160,421	$363,127	$315,124
AMC Charter	94,135	138,014	192,172	259,308
Commercial Charter	117,783	120,827	208,883	197,774
Dry Leasing	6,223	2,862	9,970	5,807
Other	3,475	2,581	6,757	5,996

Total Operating Revenue	$403,573	$424,705	$780,909	$784,009

Direct Contribution:
ACMI	$55,063	$40,793	$95,007	$64,948
AMC Charter	12,658	29,984	25,395	50,565
Commercial Charter	(2,480)	10,081	(11,164)	11,957
Dry Leasing	2,437	1,253	3,613	2,589

Total Direct Contribution for Reportable Segments	67,678	82,111	112,851	130,059

Add back (subtract):
Unallocated income and expenses, net	(36,127)	(33,030)	(71,140)	(63,000)
Loss on early extinguishment of debt	(994)	(142)	(994)	(142)
Gain on disposal of aircraft	399	1,163	422	1,359

Income before Income Taxes	30,956	50,102	41,139	68,276

Add back (subtract):
Interest income	(4,978)	(4,887)	(10,154)	(9,796)
Interest expense	20,677	15,631	39,117	29,594
Capitalized interest	(292)	(5,952)	(1,694)	(12,304)
Loss on early extinguishment of debt	994	142	994	142
Other expense (income), net	1,104	1,082	1,656	785

Operating Income	$48,461	$56,118	$71,058	$76,697

We are exposed to a concentration of revenue to the AMC and Polar (see Note 3 for further discussion regarding Polar). No other customer accounted for 10.0% or more of our Total Operating Revenue. We have not experienced credit issues with either of these customers.

8. Legal Proceedings

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

The court in the antitrust class actions has heard and decided a number of procedural motions. Among those was the plaintiffs’ motion to join Polar Air Cargo Worldwide, Inc. as an additional defendant, which the court granted on April 13, 2011. There was substantial pre-trial written discovery and document production, and a number of depositions were taken. The case is currently in the class certification phase. We are unable to reasonably predict the court’s ruling on the motion or the ultimate outcome of the litigation.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $8.8 million in aggregate based on June 30, 2013 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $5.9 million as of June 30, 2013 and $6.3 million as of December 31, 2012, and are included in Deposits and other assets.

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

9. Stock Repurchase

In 2008, we announced a stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on Company and market conditions. Repurchased shares are included in Treasury stock.

On February 19, 2013, we entered into an accelerated share repurchase program agreement (“ASR”) with a financial institution for the repurchase of our common stock for an aggregate purchase price of a minimum of $25.0 million up to a maximum of $50.0 million (the “First 2013 ASR”). On April 25, 2013, the First 2013 ASR was settled. In the aggregate, we repurchased 903,301 shares for $36.5 million at an average cost of $40.40 per share.

On May 22, 2013, we entered into a second ASR with a financial institution for the repurchase of our common stock for an aggregate purchase price of a minimum of $35.0 million up to a maximum of $44.0 million (the “Second 2013 ASR”). As of June 30, 2013, we paid $44.0 million to the financial institution and received an initial delivery of 615,791 shares. The Second 2013 ASR is expected to conclude no later than October 18, 2013, although the termination date may be accelerated at the financial institution’s option. At the conclusion of the Second 2013 ASR, any excess prepayment amount will be returned to us and we may receive additional shares, or may be required to settle in cash or shares (at our election).

Under both ASRs, the number of shares repurchased by us is generally based on the volume weighted average price of our common stock during the terms of the ASRs less a pre-determined discount. We accounted for both ASRs as a repurchase of common stock and as forward contracts indexed to our own common stock. We have determined that the forward contracts met all of the applicable criteria for equity classification and, therefore, neither ASR was accounted for as a derivative instrument.

10. Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for the three and six months ended June 30, 2013 and 2012 were de minimis and excluded.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net Income Attributable to Common Stockholders	$20,060	$30,852	$40,138	$43,687

Denominator:
Basic EPS weighted average shares outstanding	25,691	26,428	26,009	26,394
Effect of dilutive stock options and restricted stock	25	83	67	106

Diluted EPS weighted average shares outstanding	25,716	26,511	26,076	26,500

EPS:
Basic	$0.78	$1.17	$1.54	$1.66

Diluted	$0.78	$1.16	$1.54	$1.65

Diluted shares reflect the potential dilution that could occur from stock options and restricted share units using the treasury stock method. The calculation does not include restricted share units in which performance or market conditions were not satisfied of 0.4 million and 0.5 million for the three and six months ended June 30, 2013, respectively and 0.4 million for the three and six months ended June 30, 2012.

11. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2012	$(14,618)	$355	$(14,263)
Reclassification into earnings	1,537	—	1,537
Translation adjustment	—	(167)	(167)
Tax effect	(558)	—	(558)

Balance as of June 30, 2013	$(13,639)	$188	$(13,451)

Interest Rate Derivatives

As of June 30, 2013, there was $21.4 million of unamortized realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011. The loss is amortized and reclassified into Interest expense over the remaining life of the related debt. Realized losses reclassified into earnings were $0.8 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively. Realized losses reclassified into earnings were $1.5 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively. Realized losses expected to be reclassified into earnings within the next 12 months are $3.0 million as of June 30, 2013.

12. Income Taxes

Our effective income tax rates were 32.3% and 37.7% for the three months ended June 30, 2013 and June 30, 2012, respectively. Our effective income tax rates were 0.2% and 38.3% for the six months ended June 30, 2013 and June 30, 2012, respectively. The effective rate for the six months ended June 30, 2013 differs from the U.S. federal statutory rate primarily due to an income tax benefit of $14.2 million related to extraterritorial income (“ETI”) from certain of our aircraft. We recognized this income tax benefit based on a decision in a recent court case. The effective rates also differ from the U.S. federal statutory rate due to the income tax impact of foreign operations taxed at different rates, U.S. state income taxes, the non-deductibility of certain expenses for tax purposes, and the relationship of these items to our projected operating results for the year. For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

As a result of current and expected future growth in our Dry Leasing business, we determined that the net earnings of certain foreign subsidiaries engaged in this business will be indefinitely reinvested outside of the U.S. As a result of our assertion to indefinitely reinvest these net earnings, we recognized an income tax benefit in the second quarter of 2013, which favorably impacted the effective rates for the three and six months ended June 30, 2013. As of June 30, 2013, our undistributed net earnings of foreign subsidiaries for which deferred taxes have not been provided were $5.4 million, and the unrecognized deferred tax liability associated with these earnings was $1.9 million.

13. Subsequent Events

On July 10, 2013, we purchased a 777-200LRF aircraft that is being leased to a customer on a long-term basis. As part of the transaction, we assumed a $90.5 million term loan secured by a mortgage on the aircraft (manufacturer serial number 35606) with a remaining term of 93 months (the “Second 2013 Term Loan”). The Second 2013 Term Loan is guaranteed by Ex-Im Bank although it is not part of our Ex-Im Bank Facility. The Second 2013 Term Loan accrues interest at a fixed rate of 4.37% with principal and interest payable quarterly and contains customary covenants and event of default provisions.

On July 31 2013, we purchased a 777-200LRF aircraft that is being leased to a customer on a long-term basis. As part of the transaction, we entered into a $110.0 million term loan secured by a mortgage on the aircraft (manufacturer serial number 36200) for a period of 88 months with a final payment of $50.0 million due in November 2020 (the “Third 2013 Term Loan”). In connection with entry into the Third 2013 Term Loan, we paid usual and customary fees. The Third 2013 Term Loan accrues interest at a fixed rate of 4.18% with principal and interest payable quarterly and contains customary covenants and event of default provisions.

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

•	Dry Leasing, whereby we provide aircraft and/or engine leasing solutions.

We look to achieve our growth plans to enhance stakeholder value by:

•	Delivering superior service quality to our valued customers;

•	Aggressively managing our fleet with a focus on leading-edge aircraft;

•	Focusing on securing long-term customer contracts;

•	Driving significant and ongoing productivity improvements;

•	Selectively pursuing and evaluating future acquisitions and alliances; and

•	Building our brand and increasing our market share.

See “Business Overview” and “Business Strategy” in our 2012 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first half of 2013, compared to 2012, were positively impacted by the following events:

•	Between March and June 2012, we began CMI flying the first three of five 767-200 freighters owned by DHL. We began flying the fourth during July 2012 and the fifth during November 2012.

•	In May and July 2012, we took delivery of two 747-8F aircraft that we placed in service with Panalpina Air & Ocean Ltd (“Panalpina”) under an ACMI agreement, which replaced two 747-400F aircraft.

•	In June 2012, we began ACMI flying a 747-400F aircraft for Etihad Airways (“Etihad”), which was the first 747-400F aircraft in its global network.

•	In July 2012, we began ACMI flying an additional 747-400F aircraft for Polar and DHL, which increased the size of our fleet flying for DHL from eight to nine aircraft.

•	In October and December 2012, we took delivery of two 747-8F aircraft that we placed into ACMI service with Polar and DHL, replacing two 747-400 aircraft.

•	In January and February 2013, we began CMI flying two new 767-300ERF aircraft owned by DHL.

•	In April 2013, we began ACMI flying a 747-400F aircraft for Chapman Freeborn Airchartering Ltd., (“Chapman Freeborn”) which was the first dedicated 747-400F aircraft in its network.

•	In May 2013, we took delivery of a 747-8F aircraft that we placed into ACMI service with Etihad, which was the first 747-8F aircraft in its global network.

In June 2013, we signed a CMI agreement with MLW Air, LLC. (“MLW Air”) to operate a VIP-configured 767-200 passenger aircraft, with service expected to begin during the third quarter of 2013. MLW Air’s 767-200 is the only all-first class 767 commercial charter aircraft with worldwide operations registered with the U.S. Federal Aviation Administration.

AMC Charter Cargo Block Hours have continued to be negatively impacted by reduced demand during the first half of 2013.

Commercial Charter Block Hours increased significantly during the first half of 2013, reflecting our redeployment of 747-400 aircraft from ACMI during remarketing periods and the deployment of a 747-8F aircraft, which we took delivery of in March 2013, until it is placed with an ACMI customer. However, Commercial Charter Yields have been negatively impacted by softer demand and excess capacity in the air cargo market.

As a result of the continuing reduction in AMC Charter cargo demand and weakness in the Commercial Charter market, we continually assess the opportunities for our 747-400 freighter aircraft and will make adjustments to our capacity as necessary. Some of these actions may involve grounding or disposing of aircraft, which could result in asset impairments or other charges in future periods.

In March 2013, Titan purchased its first Boeing 777-200LRF aircraft that is being Dry Leased to a customer on a long-term basis.

In July 2013, Titan purchased two additional Boeing 777-200LRF aircraft that are being Dry Leased to customers on a long-term basis.

We continue to enhance our organization through an initiative called “Continuous Improvement.” Our efforts thus far have reduced costs during the first half of 2013, compared to 2012, in the following areas: Maintenance from our engine and spare part purchase programs rather than repairing existing parts; Passenger and ground handling from reduced catering rates; Travel from reduced rates negotiated with vendors; and rate reductions on various other operating expenses through procurement initiatives.

Results of Operations

Three Months Ended June 30, 2013 and 2012

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the three months ended June 30:

	2013	2012	Increase / (Decrease)	Percent Change
Block Hours
ACMI	28,372	25,737	2,635	10.2%
AMC Charter:
Cargo	1,891	2,680	(789)	(29.4)%
Passenger	2,675	3,389	(714)	(21.1)%
Commercial Charter	6,331	5,739	592	10.3%
Other	245	197	48	24.4%

Total Block Hours	39,514	37,742	1,772	4.7%

Revenue Per Block Hour
ACMI	$6,413	$6,233	$180	2.9%
AMC Charter	$20,617	$22,741	$(2,124)	(9.3)%
Cargo	$22,615	$25,783	$(3,168)	(12.3)%
Passenger	$19,204	$20,335	$(1,131)	(5.6)%
Commercial Charter	$18,604	$21,054	$(2,450)	(11.6)%
Fuel
AMC
Average fuel cost per gallon	$3.63	$3.61	$0.02	0.6%
Fuel gallons consumed (000s)	11,105	15,522	(4,417)	(28.5)%
Commercial Charter
Average fuel cost per gallon	$3.03	$3.31	$(0.28)	(8.5)%
Fuel gallons consumed (000s)	20,628	18,590	2,038	11.0%

	2013	2012	Increase / (Decrease)	Percent Change
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	8.2	3.3	4.9	148.5%
747-400 Cargo	13.0	16.2	(3.2)	(19.8)%
767-200 Cargo	5.0	1.5	3.5	NM
767-300 Cargo	2.0	—	2.0	NM
747-400 Passenger	1.0	1.0	—	NM

Total	29.2	22.0	7.2	32.7%

AMC Charter
747-400 Cargo	2.8	2.9	(0.1)	(3.4)%
747-400 Passenger	1.8	1.6	0.2	12.5%
767-300 Passenger	2.8	2.9	(0.1)	(3.4)%

Total	7.4	7.4	—	NM
Commercial Charter
747-8F Cargo	0.3	—	0.3	NM
747-400 Cargo	8.6	6.0	2.6	43.3%
747-400 Passenger	0.2	0.2	—	NM
767-300 Passenger	0.2	0.1	0.1	100.0%

Total	9.3	6.3	3.0	47.6%
Dry Leasing
757-200 Cargo	1.0	1.0	—	NM
737-300 Cargo	1.0	—	1.0	NM
777-200 Cargo	1.0	—	1.0	NM
737-800 Passenger	2.0	2.0	—	NM

Total	5.0	3.0	2.0	66.7%

Total Operating Aircraft	50.9	38.7	12.2	31.5%

Out-of-service**	1.0	—	1.0	NM

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft are completely unencumbered.

Operating Revenue

The following table compares our Operating Revenue for the three months ended June 30 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$181,957	$160,421	$21,536	13.4%
AMC Charter	94,135	138,014	(43,879)	(31.8)%
Commercial Charter	117,783	120,827	(3,044)	(2.5)%
Dry Leasing	6,223	2,862	3,361	117.4%
Other	3,475	2,581	894	34.6%

Total Operating Revenue	$403,573	$424,705	$(21,132)	(5.0)%

ACMI revenue increased $21.5 million, or 13.4%, primarily due to the entry of five 747-8F aircraft into service throughout 2012 and 2013, as well as increased CMI flying, partially offset by the redeployment of 747-400 aircraft into other segments. ACMI Block Hours were 28,372 for the second quarter of 2013, compared to 25,737 in 2012, representing an increase of 2,635 Block Hours, or 10.2%. The increase in Block Hours was primarily driven by the start-up of CMI flying for DHL of two 767-300 cargo aircraft in the first quarter of 2013 and five 767-200 cargo aircraft during 2012, as well as an increase in CMI flying for Boeing. In addition, Block Hours increased related to the start-up of ACMI 747-400 flying for Chapman Freeborn in April 2013 and Etihad in June 2012, as well as the start-up of 747-8F flying for DHL in October 2012 and Etihad in May 2013. Partially offsetting these increases was the return of certain 747-400 cargo aircraft during 2012 and 2013, some of which were temporarily redeployed to other segments. ACMI Revenue per Block Hour was $6,413 for the second quarter of 2013, compared to $6,233 in 2012, an increase of $180 per Block Hour, or 2.9%. The increase in Revenue per Block Hour primarily reflects the impact of higher rates on an increased number of 747-8F aircraft, partially offset by the impact of lower rates on increased CMI flying.

AMC Charter revenue decreased $43.9 million, or 31.8%, primarily driven by a reduction in AMC Charter Cargo flying and AMC Charter Passenger flying, as well as lower Revenue per Block Hour. AMC Charter Block Hours were 4,566 for the second quarter of 2013 compared to 6,069 in 2012, a decrease of 1,503 Block Hours, or 24.8%. The decrease in AMC Charter Block Hours was driven by reduced cargo and passenger demand from the AMC. AMC Charter Revenue per Block Hour was $20,617 for the second quarter of 2013 compared to $22,741 in 2012, a decrease of $2,124 per Block Hour, or 9.3%, primarily due to a higher proportion of passenger flying on smaller 767 aircraft, reduced cargo Block Hours and a reduction in the number of one-way AMC missions. For the second quarter of 2013, the AMC average “pegged” fuel price was $3.63 per gallon compared to $3.61 in 2012. The “pegged” fuel price is set by the AMC and the impact to revenue from changes in the “pegged” fuel price is generally offset by a corresponding impact to fuel expense.

Commercial Charter revenue decreased $3.0 million, or 2.5%, primarily due to a decrease in Revenue per Block Hour, partially offset by an increase in Block Hours. Revenue per Block Hour was $18,604 in the second quarter of 2013, compared to $21,054 in 2012, a decrease of $2,450 per Block Hour, or 11.6%. This reflects the impact of lower Yields from softer demand and excess capacity in the air cargo market, lower fuel prices and the impact of a reduction in Commercial Charter return legs due to fewer AMC one-way missions. Commercial Charter Block Hours were 6,331 in the second quarter of 2013, compared to 5,739 in 2012, representing an increase of 592 Block Hours, or 10.3%. The increase in Block Hours was primarily due to the deployment of 747-400 and a 747-8F cargo aircraft during ACMI marketing periods and fewer AMC one-way missions.

Dry Leasing revenue increased $3.4 million, or 117.4%, primarily due to the acquisition of a 777-200LRF in March 2013 that is being leased to a customer on a long-term basis.

Operating Expenses

The following table compares our Operating Expenses for the three months ended June 30 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$102,743	$117,571	$(14,828)	(12.6)%
Salaries, wages and benefits	72,518	73,378	(860)	(1.2)%
Maintenance, materials and repairs	43,477	43,371	106	0.2%
Aircraft rent	42,247	42,758	(511)	(1.2)%
Depreciation and amortization	20,371	13,877	6,494	46.8%
Passenger and ground handling services	17,300	18,618	(1,318)	(7.1)%
Navigation fees, landing fees and other rent	16,351	15,882	469	3.0%
Travel	13,771	14,823	(1,052)	(7.1)%
Gain on disposal of aircraft	(399)	(1,163)	(764)	65.7%
Other	26,733	29,472	(2,739)	(9.3)%

Total Operating Expenses	$355,112	$368,587

Aircraft fuel decreased $14.8 million, or 12.6%, primarily due to reduced AMC fuel consumption and fuel price decreases in Commercial Charter, partially offset by an increase in Commercial Charter fuel consumption. AMC fuel consumption decreased by 4.4 million gallons, or 28.5%, primarily reflecting the decrease in Block Hours operated and a higher proportion of Block Hours flown on smaller twin-engine 767 passenger aircraft. The average fuel price per gallon for the AMC Charter business was $3.63 in the second quarter of 2013, compared to $3.61 in 2012, an increase of 0.6%. Commercial Charter fuel consumption increased by 2.0 million gallons, or 11.0%, primarily driven by the increase in Block Hours operated. The average fuel price per gallon for the Commercial Charter business was $3.03 for the second quarter of 2013, compared to $3.31 in 2012, a decrease of 8.5%. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Maintenance, materials and repairs was relatively unchanged. Maintenance expense primarily reflects increases of $3.1 million for 747-8F aircraft and $2.3 million for 767 aircraft, partially offset by a decrease of $4.1 million for 747-400 aircraft. Heavy Maintenance expense on 747-400 aircraft increased approximately $1.5 million primarily due to an increase in C and D Checks, partially offset by a reduction in engine overhaul expense compared to 2012. Heavy Maintenance expense on 767 aircraft increased approximately $1.0 million due to an increase in the number of C Checks in 2013. Non-heavy Maintenance expense on 747-400 aircraft decreased $1.8 million. Line Maintenance expense increased $3.1 million for 747-8F aircraft and $1.0 million for 767 aircraft driven by increased flying. Line Maintenance expense decreased $3.7 million for 747-400 aircraft, primarily driven by lower rates for line maintenance. Heavy airframe maintenance events and engine overhauls for the three months ended June 30 were:

	2013	2012	Increase / (Decrease)
Heavy Maintenance Events
747-400 C Checks	4	2	2
747-400 D Checks	1	—	1
767 C Checks	1	—	1
CF6-80 engine overhauls	4	6	(2)

Depreciation and amortization increased $6.5 million, or 46.8%, due to additional aircraft operating in 2013.

Passenger and ground handling services decreased $1.3 million, or 7.1%, primarily due to reduced passenger catering and contract services for flight attendants related to decreased passenger flying during the second quarter of 2013 and a reduction in rates for passenger catering. Partially offsetting these decreases were higher rates for ground handling from Commercial Charter flying to more expensive locations in 2013.

Travel decreased $1.1 million, or 7.1%, primarily due to lower rates for crew travel during the second quarter of 2013.

Other decreased $2.7 million, or 9.3%, primarily due to a decrease in commission expense on lower AMC Charter revenue.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended June 30 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(4,978)	$(4,887)	$91	1.9%
Interest expense	20,677	15,631	5,046	32.3%
Capitalized interest	(292)	(5,952)	(5,660)	(95.1)%
Loss on early extinguishment of debt	994	142	852	NM
Other expense (income), net	1,104	1,082	(22)	2.0%

Interest expense increased $5.0 million, or 32.3%, primarily due to an increase in our average debt balances related to the financing of aircraft purchases throughout 2012 and 2013.

Capitalized interest decreased $5.7 million, or 95.1%, resulting from 747-8F aircraft that entered service.

Income taxes. Our effective income tax rates were 32.3% and 37.7% for the three months ended June 30, 2013 and June 30, 2012, respectively. During the second quarter of 2013, we recognized an income tax benefit related to our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S. This assertion is expected to have an ongoing benefit to our effective income tax rate.

Segments

The following table compares the Direct Contribution of our reportable segments (see Note 7 to our Financial Statements for the reconciliation to Operating income) for the three months ended June 30 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$55,063	$40,793	$14,270	35.0%
AMC Charter	12,658	29,984	(17,326)	(57.8)%
Commercial Charter	(2,480)	10,081	(12,561)	(124.6)%
Dry Leasing	2,437	1,253	1,184	94.5%

Total Direct Contribution	$67,678	$82,111	$(14,433)	(17.6)%

Unallocated income and expenses, net	$36,127	$33,030	$3,097	9.4%

ACMI Segment

ACMI Direct Contribution increased $14.3 million, or 35.0%, primarily due to higher profitability on our new 747-8F aircraft and increased CMI flying for DHL and Boeing during the second quarter of 2013, partially offset by the redeployment of 747-400 aircraft into other segments.

AMC Charter Segment

AMC Charter Direct Contribution decreased $17.3 million, or 57.8%, primarily due to a decrease in cargo and passenger Block Hours resulting from lower AMC demand, a reduction in the number of one-way AMC missions and an increase in heavy maintenance on 767 aircraft.

Commercial Charter Segment

Commercial Charter Direct Contribution decreased $12.6 million, primarily due to a reduction in Revenue per Block Hour driven by softer demand, excess capacity in the air cargo market and a reduction in Commercial Charter return legs due to fewer AMC one-way missions. Partially offsetting these items was an increase in Block Hours, primarily due to the redeployment of 747-400 and a 747-8F aircraft during ACMI marketing periods and fewer AMC one-way missions. In addition, Commercial Charter Direct Contribution was negatively impacted by increased aircraft ownership costs from the deployment of 747-400 aircraft into this segment and increases in volume-driven operating expenses from flying to more expensive locations.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $1.2 million, or 94.5%, primarily due the addition of a 777-200LRF in March 2013 that is being leased to a customer on a long-term basis.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $3.1 million, or 9.4%, primarily due to a reduction in capitalized interest of $5.7 million on 747-8F aircraft that entered service.

Six Months Ended June 30, 2013 and 2012

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the six months ended June 30:

	2013	2012	Increase / (Decrease)	Percent Change
Block Hours
ACMI	56,461	50,246	6,215	12.4%
AMC Charter:
Cargo	3,765	5,869	(2,104)	(35.8)%
Passenger	5,235	5,240	(5)	(0.1)%
Commercial Charter	11,050	9,429	1,621	17.2%
Other	435	631	(196)	(31.1)%

Total Block Hours	76,946	71,415	5,531	7.7%

Revenue Per Block Hour
ACMI	$6,431	$6,272	$159	2.5%
AMC Charter	$21,352	$23,342	$(1,990)	(8.5)%
Cargo	$22,973	$25,295	$(2,322)	(9.2)%
Passenger	$20,187	$21,155	$(968)	(4.6)%
Commercial Charter	$18,903	$20,975	$(2,072)	(9.9)%
Fuel
AMC
Average fuel cost per gallon	$3.63	$3.57	$0.06	1.7%
Fuel gallons consumed (000s)	22,523	29,551	(7,028)	(23.8)%
Commercial Charter
Average fuel cost per gallon	$3.15	$3.38	$(0.23)	(6.8)%
Fuel gallons consumed (000s)	36,254	31,621	4,633	14.7%
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	7.6	3.2	4.4	137.5%
747-400 Cargo	13.9	16.7	(2.8)	(16.8)%
767-200 Cargo	5.0	0.9	4.1	NM
767-300 Cargo	1.7	—	1.7	NM
747-400 Passenger	1.0	1.1	(0.1)	(9.1)%
767-300 Passenger	0.4	—	0.4	NM

Total	29.6	21.9	7.7	35.2%
AMC Charter
747-400 Cargo	2.9	3.3	(0.4)	(12.1)%
747-200 Cargo	—	0.3	(0.3)	(100.0)%
747-400 Passenger	1.8	1.7	0.1	5.9%
767-300 Passenger	2.5	2.0	0.5	0.3

Total	7.2	7.3	(0.1)	(1.4)%
Commercial Charter
747-8F Cargo	0.1	—	0.1	NM
747-200 Cargo	—	0.4	(0.4)	(100.0)%
747-400 Cargo	7.9	4.9	3.0	61.2%
747-400 Passenger	0.2	0.2	—	NM
767-300 Passenger	0.1	0.2	(0.1)	(0.5)

Total	8.3	5.7	2.6	45.6%
Dry Leasing
757-200 Cargo	1.0	1.0	—	NM
737-300 Cargo	1.0	—	1.0	NM
777-200 Cargo	0.6	—	0.6	NM
737-800 Passenger	2.0	2.0	—	NM

Total	4.6	3.0	1.6	53.3%

Total Operating Aircraft	49.7	37.9	11.8	31.1%

Out-of-service**	0.7	—	0.7	NM

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft are completely unencumbered.

Operating Revenue

The following table compares our Operating Revenue for the six months ended June 30 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$363,127	$315,124	$48,003	15.2%
AMC Charter	192,172	259,308	(67,136)	(25.9)%
Commercial Charter	208,883	197,774	11,109	5.6%
Dry Leasing	9,970	5,807	4,163	71.7%
Other	6,757	5,996	761	12.7%

Total Operating Revenue	$780,909	$784,009	$(3,100)	(0.4)%

ACMI revenue increased $48.0 million, or 15.2%, primarily due to the entry of 747-8F aircraft into service and increased CMI flying, partially offset by the redeployment of 747-400 aircraft into other segments. ACMI Block Hours were 56,461 for the first half of 2013, compared to 50,246 in 2012, an increase of 6,215 Block Hours, or 12.4%. The increase in Block Hours was primarily driven by the start-up of CMI flying for DHL of two 767-300 cargo aircraft in the first quarter of 2013 and five 767-200 cargo aircraft during 2012, as well as an increase in CMI flying for Boeing. In addition, Block Hours increased related to the start-up of ACMI 747-400 flying for Chapman Freeborn in April 2013 and Etihad in June 2012, as well as the start-up of ACMI 747-8F flying for DHL in October 2012 and Etihad in May 2013. Partially offsetting these increases was the return of certain 747-400 cargo aircraft during 2012 and 2013, some of which were temporarily redeployed to other segments. ACMI Revenue per Block Hour was $6,431 for the first half of 2013, compared to $6,272 in 2012, an increase of $159 per Block Hour, or 2.5%. The increase in Revenue per Block Hour primarily reflects the impact of higher rates on an increased number of 747-8F aircraft, partially offset by the impact of lower rates on increased CMI flying.

AMC Charter revenue decreased $67.1 million, or 25.9%, primarily driven by a reduction in AMC Charter Cargo revenue. AMC Charter Block Hours were 9,000 for the first half of 2013 compared to 11,109 in 2012, a decrease of 2,109 Block Hours, or 19.0%. The decrease in AMC Charter Block Hours was primarily driven by reduced cargo demand from the AMC. AMC Passenger Block Hours were relatively unchanged. AMC Charter Revenue per Block Hour was $21,352 for the first half of 2013 compared to $23,342 in 2012, a decrease of $1,990 per Block Hour, or 8.5%, primarily due to a higher volume of passenger flying on smaller 767 aircraft, reduced cargo Block Hours and a reduction in the number of one-way AMC missions. For the first half of 2013, the AMC average “pegged” fuel price was $3.63 per gallon compared to $3.57 in 2012. The “pegged” fuel price is set by the AMC and the impact to revenue from changes in the “pegged” fuel price is generally offset by a corresponding impact to fuel expense.

Commercial Charter revenue increased $11.1 million, or 5.6%, due to an increase in Block Hours, partially offset by a decrease in Revenue per Block Hour. Commercial Charter Block Hours were 11,050 of the first half of 2013, compared to 9,429 in 2012, representing an increase of 1,621 Block Hours, or 17.2%. The increase in Block Hours was primarily due to the deployment of 747-400 and a 747-8F cargo aircraft during ACMI marketing periods and fewer AMC one-way missions. Revenue per Block Hour was $18,903 for the first half of 2013, compared to $20,975 in 2012, a decrease of $2,072 per Block Hour, or 9.9%. This reflects the impact of lower Yields from softer demand and excess capacity in the air cargo market, lower fuel prices and the impact of a reduction in Commercial Charter return legs due to fewer AMC one-way missions.

Dry Leasing revenue increased $4.2 million, or 71.7%, primarily due to the acquisition of a 777-200LRF in March 2013 that is being leased to a customer on a long-term basis.

Operating Expenses

The following table compares our Operating Expenses for the six months ended June 30 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$196,101	$212,334	$(16,233)	(7.6)%
Salaries, wages and benefits	145,049	144,254	795	0.6%
Maintenance, materials and repairs	101,846	96,351	5,495	5.7%
Aircraft rent	82,255	82,176	79	0.1%
Depreciation and amortization	38,179	28,180	9,999	35.5%
Passenger and ground handling services	34,072	31,389	2,683	8.5%
Travel	28,950	27,443	1,507	5.5%
Navigation fees, landing fees and other rent	30,463	28,937	1,526	5.3%
Gain on disposal of aircraft	(422)	(1,359)	(937)	68.9%
Other	53,358	57,607	(4,249)	(7.4)%

Total Operating Expenses	$709,851	$707,312

Aircraft fuel decreased $16.2 million, or 7.6%, primarily due to reduced AMC fuel consumption and fuel price decreases in Commercial Charter, partially offset by increases in Commercial Charter fuel consumption. AMC fuel consumption decreased by 7.0 million gallons, or 23.8%, reflecting the decrease in Block Hours operated and a higher proportion of Block Hours flown on more efficient, twin-engine 767 passenger aircraft. The average fuel price per gallon for the AMC Charter business was $3.63 for the first half of 2013, compared to $3.57 in 2012, a decrease of 1.7%. Commercial Charter fuel consumption increased by 4.6 million gallons, or 14.7%, primarily driven by the increase in Block Hours operated. The average fuel price per gallon for the Commercial Charter business was $3.15 for the first half of 2013, compared to $3.38 in 2012, a decrease of 6.8%. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Maintenance, materials and repairs increased by $5.5 million, or 5.7%, primarily driven by increases of $6.1 million for 767 aircraft and $5.3 million for 747-8F aircraft, partially offset by a decrease of $4.3 million for 747-400 aircraft. Heavy Maintenance expense on 747-400 aircraft increased approximately $3.9 million primarily due to an increase in C Check expense compared to 2012. Heavy Maintenance expense on 767 aircraft increased approximately $3.0 million primarily due to an increase in the number of C Checks in 2013. Non-heavy Maintenance expense on 747-400 aircraft decreased $2.9 million. Line Maintenance expense increased $5.3 million for 747-8F aircraft and $2.8 million for 767 aircraft driven by increased flying. Line Maintenance expense decreased $5.3 million for 747-400 aircraft primarily driven by lower rates on line maintenance. Heavy airframe maintenance events and engine overhauls for the first six months ended June 30 were:

	2013	2012	Increase / (Decrease)
Heavy Maintenance Events
747-400 C Checks	10	9	1
747-400 D Checks	1	2	(1)
767 C Checks	3	—	3
CF6-80 engine overhauls	11	11	—

Passenger and ground handling services increased $2.7 million, or 8.5%, primarily due to higher rates for ground handling from Commercial Charter flying to more expensive locations, partially offset by a reduction in rates for passenger catering during the first half of 2013.

Depreciation and amortization increased $10.0, or 35.5%, primarily due to additional aircraft operating in 2012.

Travel increased $1.5 million, or 5.5%, primarily due to increased travel for crew related to increased flying during the first half of 2013.

Navigation fees, landing fees and other rent increased $1.5 million, or 5.3%, primarily due to increased rates on flying during the first half of 2013.

Other decreased $4.2 million, or 7.4%, primarily due to a decrease in commission expense on lower AMC Charter revenue.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the six months ended June 30 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(10,154)	$(9,796)	$358	3.7%
Interest expense	39,117	29,594	9,523	32.2%
Capitalized interest	(1,694)	(12,304)	(10,610)	(86.2)%
Loss on early extinguishment of debt	994	142	852	NM
Other expense (income), net	1,656	785	(871)	NM

Interest expense increased $9.5 million, or 32.2%, primarily due to an increase in our average debt balances related to the financing of aircraft purchases throughout 2012 and 2013.

Capitalized interest decreased $10.6 million, or 86.2%, resulting from 747-8F aircraft that entered service.

Income taxes. Our effective income tax rates were 0.2% and 38.3% for the six months ended June 30, 2013 and June 30, 2012, respectively. During the first half of 2013, we recognized income tax benefits related to ETI from certain of our aircraft based on a decision in a recent court case and related to our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S. This assertion is expected to have an ongoing benefit to our effective income tax rate.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 7 to our Financial Statements for the reconciliation to Operating income) for the six months ended June 30 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$95,007	$64,948	$30,059	46.3%
AMC Charter	25,395	50,565	(25,170)	(49.8)%
Commercial Charter	(11,164)	11,957	(23,121)	(193.4)%
Dry Leasing	3,613	2,589	1,024	39.6%

Total Direct Contribution	$112,851	$130,059	$(17,208)	(13.2)%

Unallocated income and expenses, net	$71,140	$63,000	$8,140	12.9%

ACMI Segment

ACMI Direct Contribution increased $30.1 million, or 46.3%, primarily due to higher profitability on our new 747-8F aircraft and increased CMI flying for DHL and Boeing during the first half of 2013, partially offset by the redeployment of 747-400 aircraft into other segments.

AMC Charter Segment

AMC Charter Direct Contribution decreased $25.2 million, or 49.8%, primarily due to a decrease in cargo Block Hours resulting from lower AMC cargo demand, a reduction in the number of one-way AMC missions and an increase in heavy maintenance expense on 767 aircraft.

Commercial Charter Segment

Commercial Charter Direct Contribution decreased $23.1 million, primarily due to a reduction in Revenue per Block

Hour driven by softer demand, excess capacity in the air cargo market and a reduction in Commercial Charter return legs due to fewer AMC one-way missions. Partially offsetting these items was an increase in Block Hours, primarily due to the redeployment of 747-400 and a 747-8F aircraft during ACMI marketing periods and fewer AMC one-way missions. In addition, Commercial Charter Direct Contribution was negatively impacted by increased aircraft ownership costs from the deployment of 747-400 aircraft into this segment, increases in volume-driven operating expenses from flying to more expensive locations and increased heavy maintenance expense.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $1.0 million, or 39.6%, primarily due the addition of a 777-200LRF in March 2013 that is being leased to a customer on a long-term basis.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $8.1 million, or 12.9%, primarily due to a reduction in capitalized interest of $10.6 million on 747-8F aircraft that entered service.

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

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP measures (in thousands, except per share data):

	For the Three Months Ended
	June 30, 2013	June 30, 2012	Percent Change
Net Income Attributable to Common Stockholders	$20,060	$30,852	(35.0%)
After-tax impact from:
Fleet retirement costs (a)	—	1,043
Loss on early extinguishment of debt (b)	633	90
Gain on disposal of aircraft	(254)	(741)

Adjusted Net Income Attributable to Common Stockholders	$20,439	$31,244	(34.6%)

Diluted EPS	$0.78	$1.16	(32.8%)
After-tax impact from:
Fleet retirement costs (a)	—	0.04
Loss on early extinguishment of debt (b)	0.02	0.00
Gain on disposal of aircraft	(0.01)	(0.03)

Adjusted Diluted EPS	$0.79	$1.18 †	(33.1%)

	For the Six Months Ended
	June 30, 2013	June 30, 2012	Percent Change
Net Income Attributable to Common Stockholders	$40,138	$43,687	(8.1%)
After-tax impact from:
Fleet retirement costs (a)	—	1,968
Loss on early extinguishment of debt (b)	633	90
ETI tax benefit	(14,160)	—
Gain on disposal of aircraft	(269)	(866)

Adjusted Net Income Attributable to Common Stockholders	$26,342	$44,879	(41.3%)

Diluted EPS	$1.54	$1.65	(6.7%)
After-tax impact from:
Fleet retirement costs (a)	—	0.07
Loss on early extinguishment of debt (b)	0.02	0.00
ETI tax benefit	(0.54)	—
Gain on disposal of aircraft	(0.01)	(0.03)

Adjusted Diluted EPS	$1.01	$1.69	(40.2%)

†	Items do not sum due to rounding.
a)	Fleet retirement costs included incremental employee costs related to the retirement of our 747-200 fleet.
b)	Loss on early extinguishment of debt was related to the financing of 747-8F aircraft.

Liquidity and Capital Resources

Significant liquidity events in the first half of 2013 were as follows:

Treasury Stock Transactions

Between February and April 2013, we paid $36.5 million under the First 2013 ASR to repurchase 903,301 shares at an average cost of $40.40 per share. In May 2013, we paid $44.0 million and received an initial delivery of 615,791 shares under the Second 2013 ASR to repurchase a minimum of $35.0 million up to a maximum of $44.0 million of our common stock depending on the price of our common stock. See Note 9 to our Financial Statements for a discussion of our ASR transactions.

Debt Transactions

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

In May 2013, we entered into the First 2013 Ex-Im Bank Guaranteed Notes in the amount of $143.0 million to finance the delivery of our ninth 747-8F aircraft.

Operating Activities. Net cash provided by operating activities for the first half of 2013 was $128.2 million, compared to $85.9 million for the first half of 2012. The increase primarily reflects changes in working capital.

Investing Activities. Net cash used for investing activities was $346.4 million for the first half of 2013, consisting primarily of $342.6 million of purchase deposit and delivery payments for flight equipment, which included $1.7 million of capitalized interest on our 747-8F aircraft order, and $19.5 million of core capital expenditures, excluding flight equipment, partially offset by $9.1 million of proceeds from insurance. Purchase deposit and delivery payments for flight equipment are primarily related to the purchase of two 747-8F cargo aircraft and one 777-200LRF cargo aircraft. All capital expenditures for the first half of 2013 were funded through working capital, except for the aircraft financed as discussed above. Net cash used for investing activities was $174.7 million for the first half of 2012, consisting primarily of $161.5 million of purchase deposit and delivery payments for flight equipment, which included $12.3 million of capitalized interest on our 747-8F aircraft order and $18.4 million of core capital expenditures, excluding flight equipment, partially offset by $3.9 million of proceeds from short-term investments.

Financing Activities. Net cash provided by financing activities was $164.3 million for the first half of 2013, which primarily reflected the proceeds from debt issuance of $510.8 million and a $13.5 million refund from the First 2013 ASR, partially offset by $244.6 million of payments on debt obligations, $73.3 million related to the purchase of treasury stock and $29.5 million related to prepayments under the ASR transactions discussed above. The proceeds from debt issuance and payments of debt obligations reflect the refinancing of a $143.0 million term loan under the Ex-Im Bank Facility with the First 2013 Ex-Im Bank Guaranteed Notes. Net cash provided by financing activities was $134.7 million for the first half of 2012, which primarily reflected the proceeds from debt issuance of $328.2 million, partially offset by $180.8 million of payments on debt obligations. The proceeds from debt issuance and payments of debt obligations for 2012 reflect the refinancing of a $142.0 million term loan under the Ex-Im Bank Facility with Ex-Im guaranteed notes.

We consider Cash and cash equivalents, Short-term investments and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund capital expenditures for the remainder of 2013 and to repurchase shares of our stock. Core capital expenditures for the remainder of 2013 are expected to be approximately $34.3 million, which excludes flight equipment and capitalized interest. We expect the First 2013 Bridge Loan to be refinanced with a long-term financing facility.

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

We can claim bonus tax depreciation equal to 50% of the cost of qualified assets placed in service during 2013 or 2014. Two 747-8F aircraft delivered to us in 2013 qualified for 50% bonus tax deprecation. As a result of bonus tax depreciation claimed on aircraft delivered to us, we do not expect to pay any significant U.S. federal income tax until 2017 or later. Our business operations are subject to income tax in several non-U.S. jurisdictions. We expect GSS to pay U.K. cash income taxes commensurate with its earnings. We do not expect to pay cash income taxes in any other jurisdiction for at least several years. We currently do not intend to repatriate cash from certain foreign subsidiaries that is indefinitely reinvested outside the U.S. Any repatriation of cash from these subsidiaries or certain changes in U.S. tax laws could result in additional tax expense and payment of U.S. federal and certain state taxes.

Contractual Obligations and Debt Agreements

See Notes 6 and 13 to our Financial Statements for a description of our new debt obligations: the First 2013 Ex-Im Guaranteed Notes, the First 2013 Term Loan, the Second 2013 Term Loan, the Third 2013 Term Loan and the First 2013 Bridge Loan. See our 2012 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2012 and a description of our debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended June 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2013. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended June 30, 2013, the information required in response to this Item is set forth in Note 8 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

For additional risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2012 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made the following repurchases of shares of our common stock during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	476,133	(a)	—	(a)	1,603,544	(a)	$44,600,000
May 1, 2013 through May 31, 2013	615,791	(a)	—	(a)	2,219,335	(a)	$16,600,000
June 1, 2013 through June 30, 2013	—		—		—		—
Total	1,091,924		—		2,219,335		$16,600,000

(a)	Reflects the repurchase of shares of common stock pursuant to our ASRs. See Note 9 to our Financial Statements for a discussion of our ASRs.

ITEM 6. EXHIBITS

a. Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: August 1, 2013	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: August 1, 2013	/s/ Spencer Schwartz
Spencer Schwartz
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description
4.1	Secured Fixed Rate Global Note dated May 28, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012, (v) Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2013 and 2012 and (vi) Notes to Unaudited Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.