Form 10-Q
period 2013-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2013-11-07
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 25,038,629 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$280,967	$409,763
Short-term investments	11,573	10,119
Restricted cash	5,886	—
Accounts receivable, net of allowance of $1,539 and $3,172, respectively	118,515	127,704
Prepaid maintenance	21,004	22,293
Deferred taxes	53,799	26,390
Prepaid expenses and other current assets	36,628	36,726

Total current assets	528,372	632,995
Property and Equipment
Flight equipment	2,971,696	2,209,782
Ground equipment	45,049	39,230
Less: accumulated depreciation	(238,992)	(185,419)
Purchase deposits for flight equipment	38,978	147,946

Property and equipment, net	2,816,731	2,211,539
Other Assets
Long-term investments and accrued interest	129,665	140,498
Deposits and other assets	133,238	132,120
Intangible assets, net	35,947	35,533

Total Assets	$3,643,953	$3,152,685

Liabilities and Equity
Current Liabilities
Accounts payable	$42,700	$20,789
Accrued liabilities	150,741	152,467
Current portion of long-term debt	262,568	154,760

Total current liabilities	456,009	328,016
Other Liabilities
Long-term debt	1,473,685	1,149,282
Deferred taxes	302,274	265,384
Other liabilities	124,897	121,899

Total other liabilities	1,900,856	1,536,565
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 28,198,464 and 27,672,924 shares issued, 25,037,540 and 26,443,441, shares outstanding (net of treasury stock), as of September 30, 2013 and December 31, 2012, respectively	282	277
Additional paid-in-capital	557,078	544,421
Treasury stock, at cost; 3,160,924 and 1,229,483 shares, respectively	(125,796)	(44,850)
Accumulated other comprehensive loss	(12,790)	(14,263)
Retained earnings	862,555	798,676

Total stockholders’ equity	1,281,329	1,284,261
Noncontrolling interest	5,759	3,843

Total equity	1,287,088	1,288,104

Total Liabilities and Equity	$3,643,953	$3,152,685

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Operating Revenue
ACMI	$189,583	$177,722	$552,710	$492,846
AMC charter	95,668	117,377	287,840	376,685
Commercial charter	104,605	108,078	313,488	305,852
Dry leasing	11,874	3,057	21,844	8,864
Other	3,660	3,017	10,417	9,013

Total Operating Revenue	405,390	409,251	1,186,299	1,193,260

Operating Expenses
Aircraft fuel	93,434	99,080	289,535	311,414
Salaries, wages and benefits	74,167	71,386	219,216	215,640
Maintenance, materials and repairs	31,306	40,524	133,152	136,875
Aircraft rent	48,448	44,133	130,703	126,309
Depreciation and amortization	23,661	16,612	61,840	44,792
Passenger and ground handling services	18,037	18,711	52,109	50,100
Navigation fees, landing fees and other rent	16,438	15,153	46,901	44,090
Travel	14,535	14,746	43,485	42,189
Loss (gain) on disposal of aircraft	501	(1,058)	79	(2,417)
Other	27,157	27,699	80,515	85,306

Total Operating Expenses	347,684	346,986	1,057,535	1,054,298

Operating Income	57,706	62,265	128,764	138,962

Non-operating Expenses (Income)
Interest income	(4,849)	(4,833)	(15,003)	(14,629)
Interest expense	22,594	17,004	61,711	46,598
Capitalized interest	(291)	(4,052)	(1,985)	(16,356)
Loss on early extinguishment of debt	4,524	143	5,518	285
Other expense (income), net	(241)	(331)	1,415	454

Total Non-operating Expenses (Income)	21,737	7,931	51,656	16,352

Income before income taxes	35,969	54,334	77,108	122,610
Income tax expense	11,247	19,759	11,320	45,899

Net Income	24,722	34,575	65,788	76,711
Less: Net income (loss) attributable to noncontrolling interests	981	717	1,909	(834)

Net Income Attributable to Common Stockholders	$23,741	$33,858	$63,879	$77,545

Earnings per share:
Basic	$0.94	$1.28	$2.48	$2.94

Diluted	$0.94	$1.27	$2.48	$2.92

Weighted average shares:
Basic	25,124	26,443	25,710	26,410

Diluted	25,212	26,580	25,784	26,527

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Income	$24,722	$34,575	$65,788	$76,711
Other comprehensive income (loss):
Interest rate derivatives:
Net change in fair value	—	—	—	(713)
Reclassification into earnings	764	817	2,301	1,849
Income tax benefit (expense)	(277)	(286)	(835)	(398)
Foreign currency translation:
Translation adjustment	356	173	14	250
Income tax benefit (expense)	—	137	—	121

Other comprehensive income (loss)	843	841	1,480	1,109

Comprehensive Income	25,565	35,416	67,268	77,820
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,163	875	1,916	(645)

Comprehensive Income Attributable to Common Stockholders	$24,402	$34,541	$65,352	$78,465

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Operating Activities:
Net Income Attributable to Common Stockholders	$63,879	$77,545
Net income (loss) attributable to noncontrolling interests	1,909	(834)

Net Income	65,788	76,711
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	73,324	51,509
Accretion of debt securities discount	(6,758)	(6,454)
Provision for allowance for doubtful accounts	217	897
Loss on early extinguishment of debt	5,518	285
Loss (gain) on disposal of aircraft	79	(2,417)
Deferred taxes	10,511	45,346
Stock-based compensation expense	12,176	12,243
Changes in:
Accounts receivable	6,818	(334)
Prepaid expenses and other current assets	12,494	38,991
Deposits and other assets	2,834	(10,315)
Accounts payable and accrued liabilities	24,665	(9,256)

Net cash provided by operating activities	207,666	197,206
Investing Activities:
Capital expenditures	(24,860)	(26,732)
Purchase deposits and delivery payments for flight equipment	(561,979)	(312,494)
Changes in restricted cash	(5,886)	—
Investment in debt securities	—	(1,179)
Proceeds from short-term investments	4,672	4,342
Proceeds from insurance	9,109	—
Proceeds from disposal of aircraft	4,250	2,715

Net cash used for investing activities	(574,694)	(333,348)
Financing Activities:
Proceeds from debt issuance	709,484	639,628
Refund of accelerated share repurchase	21,886	—
Prepayment of accelerated share repurchase	(21,886)	—
Purchase of treasury stock	(80,946)	(3,318)
Excess tax benefit from stock-based compensation expense	472	550
Payment of debt issuance costs	(19,682)	(24,808)
Payments of debt	(371,096)	(347,232)

Net cash provided by financing activities	238,232	264,820
Net (decrease) increase in cash and cash equivalents	(128,796)	128,678
Cash and cash equivalents at the beginning of period	409,763	187,111

Cash and cash equivalents at the end of period	$280,967	$315,789

Non-cash Investing and Financing Activities:
Acquisition of flight equipment and assumed debt	$90,498	$—

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$275	$(41,499)	$525,670	$(15,683)	$668,749	$1,137,512	$3,863	$1,141,375
Net Income (loss)	—	—	—	—	77,545	77,545	(834)	76,711
Other comprehensive income (loss)	—	—	—	920	—	920	189	1,109
Stock option and restricted stock compensation	—	—	12,243	—	—	12,243	—	12,243
Purchase of 71,488 shares of treasury stock	—	(3,318)	—	—	—	(3,318)	—	(3,318)
Issuance of 209,057 shares of restricted stock	2	—	(2)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	550	—	—	550	—	550

Balance at September 30, 2012	$277	$(44,817)	$538,461	$(14,763)	$746,294	$1,225,452	$3,218	$1,228,670

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$277	$(44,850)	$544,421	$(14,263)	$798,676	$1,284,261	$3,843	$1,288,104
Net Income (loss)	—	—	—	—	63,879	63,879	1,909	65,788
Other comprehensive income (loss)	—	—	—	1,473	—	1,473	7	1,480
Stock option and restricted stock compensation	—	—	12,176	—	—	12,176	—	12,176
Purchase of 1,931,441 shares of treasury stock	—	(80,946)	—	—	—	(80,946)	—	(80,946)
Issuance of 525,540 shares of restricted stock	5	—	(5)	—	—	—	—	—
Prepayment of accelerated share repurchase	—	—	(21,886)	—	—	(21,886)	—	(21,886)
Refund of accelerated share repurchase	—	—	21,886	—	—	21,886	—	21,886
Reversal of prior year deferred tax	—	—	14	—	—	14	—	14
Tax benefit on restricted stock and stock options	—	—	472	—	—	472	—	472

Balance at September 30, 2013	$282	$(125,796)	$557,078	$(12,790)	$862,555	$1,281,329	$5,759	$1,287,088

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

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

We provide outsourced aircraft and aviation operating solutions throughout the world, serving Africa, Asia, Australia, Europe, the Middle East, North America and South America through: (i) contractual service arrangements, including those through which we provide aircraft to customers and value-added services, including crew, maintenance and insurance (“ACMI”), as well as those through which we provide crew, maintenance and insurance services, with the customer providing the aircraft (“CMI”); (ii) military charter services provided to the U.S. Military Air Mobility Command (the “AMC”) (“AMC Charter”); (iii) seasonal, commercial and ad hoc charter services (“Commercial Charter”); and (iv) dry leasing of aircraft and engines (“Dry Leasing” or “Dry Lease”).

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2012, which includes additional disclosures and a summary of our significant accounting policies. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of September 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and 2012, comprehensive income for the three and nine months ended September 30, 2013 and 2012, cash flows for the nine months ended September 30, 2013 and 2012, and shareholders’ equity as of and for the nine months ended September 30, 2013 and 2012.

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

DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”), holds a 49% equity interest and a 25% voting interest in Polar. Polar is a variable interest entity that is not consolidated because we are not the primary beneficiary as the risks associated with the direct costs of operation are with DHL. Under a 20-year blocked space agreement (the “BSA”), Polar provides air cargo capacity to DHL through Polar’s network. Atlas has several agreements with Polar to provide ACMI, CMI, administrative, sales and ground support services to one another. We do not have any financial exposure to fund debt obligations or operating losses of Polar, except for any liquidated damages that we could incur under these agreements. The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Nine Months Ended
Revenue and Expenses:	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
ACMI segment revenue from Polar	$70,821	$67,489	$212,873	$189,169
Other revenue from Polar	$2,842	$2,837	$8,538	$8,512
Ground handling and airport fees paid to Polar	$258	$1,129	$908	$3,315

Accounts receivable/payable as of:	September 30, 2013	December 31, 2012
Receivables from Polar	$5,591	$4,264
Payables to Polar	$742	$140

Aggregate Carrying Value of Polar Investment as of:	September 30, 2013	December 31, 2012
	$4,870	$4,870

GATS

We hold a 50% equity and voting interest in Global Aviation Technical Solutions Co. Ltd. (“GATS”), a joint venture with an unrelated third party. The purpose of the joint venture is to purchase rotable parts and source repair services for those parts, primarily for our 747-8F aircraft. The joint venture is a variable interest entity and we have not consolidated GATS because we are not the primary beneficiary as we do not exercise financial control. As of September 30, 2013 and December 31, 2012, our investment in GATS was $12.2 million and $12.3 million, respectively, and our maximum exposure to losses from the entity is limited to our investment, which is comprised primarily of rotable inventory parts. GATS does not have any third-party debt obligations.

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

We maintain Cash and cash equivalents, Short-term investments and Restricted cash, which include cash on hand, demand deposits, other cash investments that are highly liquid in nature and have original maturities of three months or less at acquisition, money market funds, certificates of deposit and the current portion of debt securities. The carrying value of Cash and cash equivalents, Short-term investments and Restricted cash is based on cost, which approximates fair value.

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

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	September 30, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$280,967	$280,967	$280,967	$—	$—
Short-term investments	11,573	11,573	—	—	11,573
Restricted cash	5,886	5,886	5,886	—	—
Long-term investments and accrued interest	129,665	176,112	—	—	176,112

	$428,091	$474,538	$286,853	$—	$187,685

Liabilities
Term loans	$716,004	$711,678	$—	$—	$711,678
Ex-Im Bank guaranteed notes	756,043	727,642	—	—	727,642
EETCs	264,206	342,344	—	—	342,344

	$1,736,253	$1,781,664	$—	$—	$1,781,664

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$409,763	$409,763	$409,763	$—	$—
Short-term investments	10,119	10,119	—	—	10,119
Long-term investments and accrued interest	140,498	177,740	—	—	177,740

	$560,380	$597,622	$409,763	$—	$187,859

Liabilities
Term loans	$450,652	$461,530	$—	$—	$461,530
Ex-Im Bank guaranteed notes	560,078	556,742	—	—	556,742
EETCs	293,312	325,187	—	—	325,187

	$1,304,042	$1,343,459	$—	$—	$1,343,459

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments by contractual maturity as of:

	September 30, 2013			December 31, 2012
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value

Debt securities
Due after one but within five years	$—	$—	$—	$8,365	$1,404	$9,769
Due after five but within ten years	129,665	46,447	176,112	132,133	35,838	167,971

Total	$129,665	$46,447	$176,112	$140,498	$37,242	$177,740

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2013	December 31, 2012
Maintenance	$41,361	$38,475
Salaries, wages and benefits	27,356	32,734
Aircraft fuel	18,616	19,882
Deferred revenue	18,435	18,619
Other	44,973	42,757

Accrued liabilities	$150,741	$152,467

6.	Debt

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

On July 10, 2013, we purchased a 777-200LRF aircraft that is being leased to a customer on a long-term basis. As part of the transaction, we assumed a $90.5 million term loan secured by a mortgage on the aircraft (manufacturer serial number 35606) with a remaining term of 93 months (the “Second 2013 Term Loan”). The Second 2013 Term Loan is guaranteed by Ex-Im Bank although it is not part of our Ex-Im Bank Facility. On September 27, 2013, we refinanced the Second 2013 Term Loan through the issuance of fixed-rate notes with a remaining term of 90 months in the amount of $88.0 million (the “Second 2013 Ex-Im Guaranteed Notes”). The Second 2013 Ex-Im Guaranteed Notes accrue interest at a fixed rate of 1.84% with principal and interest payable quarterly.

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

On March 28, 2013, we entered into a $105.4 million six-month term loan secured by a mortgage on a 747-8F aircraft (aircraft tail number N854GT) (the “First 2013 Bridge Loan”). On September 27, 2013, the First 2013 Bridge Loan was extended to March 28, 2014. In connection with entry into the First 2013 Bridge Loan, we paid usual and customary fees. The First 2013 Bridge Loan accrues interest at a variable rate, payable monthly, at LIBOR plus a margin and contains customary covenants and event of default provisions.

On July 31, 2013, we entered into a $110.0 million term loan secured by a mortgage on a 777-200LRF aircraft (manufacturer serial number 36200) for a period of 88 months with a final payment of $50.0 million due in November 2020 (the “Third 2013 Term Loan”). In connection with entry into the Third 2013 Term Loan, we paid usual and customary fees. The Third 2013 Term Loan accrues interest at a fixed rate of 4.18% with principal and interest payable quarterly and contains customary covenants and event of default provisions.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Operating Revenue:
ACMI	$189,583	$177,722	$552,710	$492,846
AMC Charter	95,668	117,377	287,840	376,685
Commercial Charter	104,605	108,078	313,488	305,852
Dry Leasing	11,874	3,057	21,844	8,864
Other	3,660	3,017	10,417	9,013

Total Operating Revenue	$405,390	$409,251	$1,186,299	$1,193,260

Direct Contribution:
ACMI	$62,587	$51,625	$157,594	$116,573
AMC Charter	14,749	25,437	40,144	76,002
Commercial Charter	(3,859)	3,602	(15,023)	15,559
Dry Leasing	4,681	1,378	8,294	3,967

Total Direct Contribution for Reportable Segments	78,158	82,042	191,009	212,101

Add back (subtract):
Unallocated income and expenses, net	(37,164)	(28,623)	(108,304)	(91,623)
Loss on early extinguishment of debt	(4,524)	(143)	(5,518)	(285)
Loss (gain) on disposal of aircraft	(501)	1,058	(79)	2,417

Income before Income Taxes	35,969	54,334	77,108	122,610

Add back (subtract):
Interest income	(4,849)	(4,833)	(15,003)	(14,629)
Interest expense	22,594	17,004	61,711	46,598
Capitalized interest	(291)	(4,052)	(1,985)	(16,356)
Loss on early extinguishment of debt	4,524	143	5,518	285
Other expense (income), net	(241)	(331)	1,415	454

Operating Income	$57,706	$62,265	$128,764	$138,962

We are exposed to a concentration of revenue to the AMC and Polar (see Note 3 for further discussion regarding Polar). No other customer accounted for 10.0% of our Total Operating Revenue. We have not experienced any credit issues with either of these customers.

8.	Legal Proceedings

Department of Justice Investigation and Related Litigation

In 2010, Old Polar entered into a plea agreement with the United States Department of Justice (the “DOJ”) relating to the previously disclosed DOJ investigation concerning alleged manipulation by cargo carriers of fuel surcharges and other rate components for air cargo services (the “DOJ Investigation”).

As a result of the DOJ Investigation, the Company and Old Polar have been named defendants, along with a number of other cargo carriers, in several class actions in the United States arising from allegations about the pricing practices of a number of air cargo carriers that have now been consolidated for pretrial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company and Old Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges, in violation of United States, state, and European Union antitrust laws. The suit seeks treble damages and injunctive relief.

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

The court in the antitrust class actions has heard and decided a number of procedural motions. Among those was the plaintiffs’ motion to join Polar Air Cargo Worldwide, Inc. as an additional defendant, which the court granted on April 13, 2011. There was substantial pretrial written discovery and document production, and a number of depositions were taken. A court hearing on whether or not to certify the case as a class action was held in October 2013 and oral arguments have been scheduled for November 2013. We are unable to reasonably predict the court’s ruling or the ultimate outcome of the litigation.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $8.7 million in aggregate based on September 30, 2013 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $5.9 million as of September 30, 2013 and $6.3 million as of December 31, 2012, and are included in Deposits and other assets.

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

In 2007, Atlas Transport also filed a lawsuit in the Netherlands challenging the validity of our Benelux trademark. In 2009, following completion of its proceedings, the court issued a judgment in favor of us. Atlas Transport appealed that decision to the Dutch Court of Appeal, but the judgment took effect immediately upon entry. The appeal remains pending and an oral hearing is currently scheduled for March 20, 2014.

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

9. Stock Repurchase

In 2008, we announced a stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock, of which we have purchased a total of $91.0 million. In November 2013, we announced an increase of $51.0 million to our stock repurchase program authorization, resulting in $60.0 million of available authorization remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on Company and market conditions. Repurchased shares are included in Treasury stock.

On February 19, 2013, we entered into an accelerated share repurchase program agreement (“ASR”) with a financial institution for the repurchase of our common stock for an aggregate purchase price of a minimum of $25.0 million up to a maximum of $50.0 million (the “First 2013 ASR”). On April 25, 2013, the First 2013 ASR was settled and, in the aggregate, we repurchased 903,301 shares for $36.5 million at an average cost of $40.40 per share.

On May 22, 2013, we entered into a second ASR with a financial institution for the repurchase of our common stock for an aggregate purchase price of a minimum of $35.0 million up to a maximum of $44.0 million (the “Second 2013 ASR”). On August 13, 2013, the Second 2013 ASR was settled and, in the aggregate, we repurchased 820,276 shares for $35.6 million at an average cost of $43.43 per share.

Under both ASRs, the number of shares repurchased by us was generally based on the volume weighted average price of our common stock during the terms of the ASRs less a pre-determined discount. We accounted for both ASRs as a repurchase of common stock and as forward contracts indexed to our own common stock. We have determined that the forward contracts met all of the applicable criteria for equity classification and, therefore, neither ASR was accounted for as a derivative instrument.

10.	Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for the three and nine months ended September 30, 2013 and 2012 were de minimis and excluded.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Net Income Attributable to Common Stockholders	$23,741	$33,858	$63,879	$77,545

Denominator:
Basic EPS weighted average shares outstanding	25,124	26,443	25,710	26,410
Effect of dilutive stock options and restricted stock	88	137	74	117

Diluted EPS weighted average shares outstanding	25,212	26,580	25,784	26,527

EPS:
Basic	$0.94	$1.28	$2.48	$2.94

Diluted	$0.94	$1.27	$2.48	$2.92

Diluted shares reflect the potential dilution that could occur from stock options and restricted share units using the treasury stock method. The calculation does not include restricted share units in which performance or market conditions were not satisfied of 0.4 million and 0.5 million for the three and nine months ended September 30, 2013, respectively and 0.4 million for the three and nine months ended September 30, 2012.

11.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2012	$(14,618)	$355	$(14,263)
Reclassification into earnings	2,301	—	2,301
Translation adjustment	—	7	7
Tax effect	(835)	—	(835)

Balance as of September 30, 2013	$(13,152)	$362	$(12,790)

Interest Rate Derivatives

As of September 30, 2013, there was $20.6 million of unamortized realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011. The loss is amortized and reclassified into Interest expense over the remaining life of the related debt. Realized losses reclassified into earnings were $0.8 million for the three months ended September 30, 2013 and 2012, respectively. Realized losses reclassified into earnings were $2.3 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively. Realized losses expected to be reclassified into earnings within the next 12 months are $2.9 million as of September 30, 2013.

12.	Income Taxes

Our effective income tax rates were 31.3% and 36.4% for the three months ended September 30, 2013 and September 30, 2012, respectively. Our effective income tax rates were 14.7% and 37.4% for the nine months ended September 30, 2013 and September 30, 2012, respectively. The effective rate for the nine months ended September 30, 2013 differs from the U.S. federal statutory rate primarily due to an income tax benefit of $14.2 million related to extraterritorial income (“ETI”) from certain of our aircraft. We recognized this income tax benefit based on a decision in a recent court case. The effective rates also differ from the U.S. federal statutory rate due to the income tax impact of foreign operations taxed at different rates, U.S. state income taxes, the nondeductibility of certain expenses for tax purposes, adjustments to our liability for uncertain tax positions, and the relationship of these items to our projected operating results for the year. For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

As a result of current and expected future growth in our Dry Leasing business, we determined that the net earnings of certain foreign subsidiaries engaged in this business will be indefinitely reinvested outside of the U.S. Our effective rates for the three and nine months ended September 30, 2013 were favorably impacted by our assertion to indefinitely reinvest these net earnings. As of September 30, 2013, our undistributed net earnings of foreign subsidiaries for which deferred taxes have not been provided were $8.0 million, and the unrecognized deferred tax liability associated with these earnings was $2.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Financial Statements appearing in this report and our audited consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K.

Background

Certain Terms - Glossary

The following represents terms and statistics specific to our business and industry. They are used to evaluate and measure operations, results, productivity and efficiency.

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

Our primary service offerings encompass the following:

•	ACMI, whereby we provide outsourced cargo aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and Yield risk;

•	CMI, which is part of our ACMI business segment, whereby we provide outsourced cargo and passenger aircraft operating solutions including the provision of crew, maintenance and insurance, while customers provide the aircraft and assume fuel, demand and Yield risk;

•	AMC Charter services, whereby we provide cargo and passenger aircraft charter services for the AMC. The AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs;

•	Commercial Charter, whereby we provide cargo and passenger aircraft charters to customers, including brokers, cruise-ship operators, freight forwarders, direct shippers and airlines. The customer generally pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs; and

•	Dry Leasing, whereby we provide aircraft and engine leasing solutions.

We look to achieve our growth plans to enhance stakeholder value by:

•	Delivering superior service quality to our valued customers;

•	Aggressively managing our fleet with a focus on leading-edge aircraft;

•	Focusing on securing long-term customer contracts;

•	Driving significant and ongoing productivity improvements;

•	Selectively pursuing and evaluating future acquisitions and alliances; and

•	Building our brand and increasing our market share.

See “Business Overview” and “Business Strategy” in our 2012 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first three quarters of 2013, compared to 2012, were positively impacted by the following events:

•	Between March and June 2012, we began CMI flying the first three of five 767-200 freighters owned by DHL. We began flying the fourth during July 2012 and the fifth during November 2012.

•	In May and July 2012, we took delivery of two 747-8F aircraft that we placed in service with Panalpina Air & Ocean Ltd (“Panalpina”) under an ACMI agreement, which replaced two 747-400F aircraft.

•	In June 2012, we began ACMI flying a 747-400F aircraft for Etihad Airways (“Etihad”), which was the first 747-400F aircraft in its global network.

•	In July 2012, we began ACMI flying an additional 747-400F aircraft for Polar and DHL, which increased the size of our fleet flying for DHL from eight to nine aircraft.

•	In October and December 2012, we took delivery of two 747-8F aircraft that we placed into ACMI service with Polar and DHL, replacing two 747-400 aircraft.

•	In January and February 2013, we began CMI flying two new 767-300ERF aircraft owned by DHL.

•	In April 2013, we began ACMI flying a 747-400F aircraft for Chapman Freeborn Airchartering Ltd. (“Chapman Freeborn”), which was the first dedicated 747-400F aircraft in its network.

•	In May 2013, we took delivery of a 747-8F aircraft that we placed into ACMI service with Etihad, which was the first 747-8F aircraft in its global network.

•	In July 2013, we began CMI flying a VIP-configured 767-200 passenger aircraft owned by MLW Air, LLC. (“MLW Air”). MLW Air’s 767-200 is the only all-first class 767 commercial charter aircraft with worldwide operations registered with the U.S. Federal Aviation Administration.

•	In September 2013, we began ACMI flying a 747-400F for Astral Aviation Limited (“Astral Aviation”), which was the first 747-400F aircraft in its global network.

AMC Charter Cargo and Passenger Block Hours have been negatively impacted by reduced demand from the AMC during the first three quarters of 2013.

Commercial Charter Block Hours increased significantly during the first three quarters of 2013, reflecting our redeployment of 747-400 aircraft from ACMI during remarketing periods and the deployment of a 747-8F aircraft, which we took delivery of in March 2013, until it is placed with an ACMI customer. However, Commercial Charter Yields have been negatively impacted by softer demand and excess capacity in the air cargo market. In addition, Commercial Charter has been negatively impacted by a reduction in the number of one-way AMC missions and a change in the proportion of those missions from outbound U.S. to inbound U.S. These changes reduced the opportunity to use return legs for Commercial Charters.

As a result of the continuing reduction in AMC Charter cargo demand and weakness in the Commercial Charter market, we continually assess the opportunities for our 747-400 freighter aircraft and will make adjustments to our capacity as necessary. Some of these actions may involve grounding or disposing of aircraft, which could result in asset impairments or other charges in future periods.

In March and July 2013, Titan purchased three recently-manufactured Boeing 777-200LRF aircraft that are being Dry Leased to customers on a long-term basis.

We continue to enhance our organization through an initiative called “Continuous Improvement.” Our efforts thus far have reduced costs during the first three quarters of 2013, compared to 2012, in the following areas: Maintenance, from our engine and spare part purchase programs rather than incurring more expensive repairs for existing parts; Passenger and ground handling, from reduced catering rates; Travel, from reduced rates negotiated with vendors; and rate reductions on various other operating expenses through procurement initiatives.

Results of Operations

Three Months Ended September 30, 2013 and 2012

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the three months ended September 30:

	2013	2012	Increase / (Decrease)	Percent Change
Block Hours
ACMI	28,813	28,451	362	1.3%
AMC Charter:
Cargo	1,531	2,283	(752)	(32.9)%
Passenger	3,029	3,882	(853)	(22.0)%
Commercial Charter	5,310	5,331	(21)	(0.4)%
Other	220	277	(57)	(20.6)%

Total Block Hours	38,903	40,224	(1,321)	(3.3)%

Revenue Per Block Hour
ACMI	$6,580	$6,247	$333	5.3%
AMC Charter	$20,980	$19,039	$1,941	10.2%
Cargo	$21,962	$19,853	$2,109	10.6%
Passenger	$20,483	$18,561	$1,922	10.4%
Commercial Charter	$19,700	$20,273	$(573)	(2.8)%

Fuel
AMC
Average fuel cost per gallon	$3.62	$2.67	$0.95	35.6%
Fuel gallons consumed (000s)	11,324	15,357	(4,033)	(26.3)%
Commercial Charter
Average fuel cost per gallon	$3.09	$3.29	$(0.20)	(6.1)%
Fuel gallons consumed (000s)	16,956	17,637	(681)	(3.9)%

	2013	2012	Increase / (Decrease)	Percent Change
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	8.0	4.7	3.3	70.2%
747-400 Cargo	13.6	16.5	(2.9)	(17.6)%
767-300 Cargo	2.0	—	2.0	NM
767-200 Cargo	5.0	3.8	1.2	31.6%
747-400 Passenger	1.4	1.0	0.4	40.0%
767-200 Passenger	1.0	—	1.0	NM

Total	31.0	26.0	5.0	19.2%

AMC Charter
747-400 Cargo	3.1	2.7	0.4	14.8%
747-400 Passenger	1.4	1.8	(0.4)	(22.2)%
767-300 Passenger	2.7	2.9	(0.2)	(6.9)%

Total	7.2	7.4	(0.2)	(2.7)%

Commercial Charter
747-8F Cargo	1.0	—	1.0	NM
747-400 Cargo	7.7	5.9	1.8	30.5%
747-400 Passenger	0.2	0.2	—	NM
767-300 Passenger	0.2	0.1	0.1	NM

Total	9.1	6.2	2.9	46.8%

Dry Leasing
777-200 Cargo	2.6	—	2.6	NM
757-200 Cargo	1.0	1.0	—	NM
737-300 Cargo	1.0	0.8	0.2	25.0%
737-800 Passenger	2.0	2.0	—	NM

Total	6.6	3.8	2.8	73.7%

Total Operating Aircraft	53.9	43.4	10.5	24.2%

Out-of-service**	1.0	—	1.0	NM

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft are completely unencumbered.

NM represents year-over-year changes that are not meaningful.

Operating Revenue

The following table compares our Operating Revenue for the three months ended September 30 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$189,583	$177,722	$11,861	6.7%
AMC Charter	95,668	117,377	(21,709)	(18.5)%
Commercial Charter	104,605	108,078	(3,473)	(3.2)%
Dry Leasing	11,874	3,057	8,817	288.4%
Other	3,660	3,017	643	21.3%

Total Operating Revenue	$405,390	$409,251	$(3,861)	(0.9)%

ACMI revenue increased $11.9 million, or 6.7%, primarily due to the entry of five 747-8F aircraft into service throughout 2012 and 2013, as well as increased CMI flying, partially offset by the redeployment of 747-400 aircraft into other segments. ACMI Block Hours were 28,813 for the third quarter of 2013, compared to 28,451 in 2012, representing an increase of 362 Block Hours, or 1.3%. The increase in Block Hours was primarily driven by the start-up of CMI flying for DHL of two 767-300 cargo aircraft in the first quarter of 2013 and one 767-200 passenger aircraft for MLW Air during the third quarter of 2013, as well as an increase in CMI flying for Boeing. Block Hours also increased related to the start-up of ACMI 747-400 flying for Chapman Freeborn in April 2013 and the start-up of 747-8F flying for DHL in October 2012 and Etihad in May 2013. In addition, we utilized our passenger aircraft to provide short-term ACMI flying for other airlines.

Partially offsetting these increases was the deployment of certain 747-400 cargo aircraft to other segments. ACMI Revenue per Block Hour was $6,580 for the third quarter of 2013, compared to $6,247 in 2012, an increase of $333 per Block Hour, or 5.3%. The increase in Revenue per Block Hour primarily reflects the impact of higher rates on an increased number of 747-8F aircraft, partially offset by lower rates on increased CMI flying.

AMC Charter revenue decreased $21.7 million, or 18.5%, primarily driven by a reduction in both AMC Charter Cargo and Passenger flying, partially offset by an increase in Revenue per Block Hour. AMC Charter Block Hours were 4,560 for the third quarter of 2013 compared to 6,165 in 2012, a decrease of 1,605 Block Hours, or 26.0%. The decrease in AMC Charter Block Hours was driven by reduced cargo and passenger demand from the AMC. AMC Charter Revenue per Block Hour was $20,980 for the third quarter of 2013 compared to $19,039 in 2012, an increase of $1,941 per Block Hour, or 10.2%, primarily due to an increase in the average “pegged” fuel price. This increase was partially offset by reduced cargo Block Hours and a change in the number and direction of one-way AMC missions. For the third quarter of 2013, the AMC average “pegged” fuel price was $3.62 per gallon compared to $2.67 in 2012. The “pegged” fuel price is set by the AMC and the impact to revenue from changes in the “pegged” fuel price is generally offset by a corresponding impact to fuel expense.

Commercial Charter revenue decreased $3.5 million, or 3.2%, primarily due to a decrease in Revenue per Block Hour. Revenue per Block Hour was $19,700 in the third quarter of 2013, compared to $20,273 in 2012, a decrease of $573 per Block Hour, or 2.8%. This reflects the impact of lower Yields from softer demand and excess capacity in the air cargo market, lower fuel prices and the impact of a reduction in Commercial Charter return legs due to a change in the number and direction of one-way AMC missions. Commercial Charter Block Hours were relatively unchanged.

Dry Leasing revenue increased $8.8 million, or 288.4%, primarily due to the acquisition of one 777-200LRF aircraft in March 2013 and two 777-200LRF aircraft in July 2013 that are being leased to customers on a long-term basis.

Operating Expenses

The following table compares our Operating Expenses for the three months ended September 30 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$93,434	$99,080	$(5,646)	(5.7)%
Salaries, wages and benefits	74,167	71,386	2,781	3.9%
Maintenance, materials and repairs	31,306	40,524	(9,218)	(22.7)%
Aircraft rent	48,448	44,133	4,315	9.8%
Depreciation and amortization	23,661	16,612	7,049	42.4%
Passenger and ground handling services	18,037	18,711	(674)	(3.6)%
Navigation fees, landing fees and other rent	16,438	15,153	1,285	8.5%
Travel	14,535	14,746	(211)	(1.4)%
Loss (gain) on disposal of aircraft	501	(1,058)	(1,559)	(147.4)%
Other	27,157	27,699	(542)	(2.0)%

Total Operating Expenses	$347,684	$346,986

Aircraft fuel decreased $5.6 million, or 5.7%, primarily due to reduced AMC and Commercial Charter fuel consumption and fuel price decreases in Commercial Charter, partially offset by a fuel price increase in AMC. AMC fuel consumption decreased by 4.0 million gallons, or 26.3%, primarily reflecting the decrease in Block Hours operated. The average fuel price per gallon for the AMC Charter business was $3.62 in the third quarter of 2013, compared to $2.67 in 2012, an increase of 35.6%. The average fuel price per gallon for the Commercial Charter business was $3.09 for the third quarter of 2013, compared to $3.29 in 2012, a decrease of 6.1%. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $2.8 million, or 3.9%, primarily driven by costs to support additional aircraft operating in 2013.

Maintenance, materials and repairs decreased $9.2 million, or 22.7%, primarily due to a decrease of $12.1 million for 747-400 aircraft, partially offset by increases of $3.1 million for 747-8F aircraft. Heavy Maintenance expense on 747-400 aircraft decreased $9.8 million, primarily due to a reduction in D Checks and engine overhauls compared to 2012. Line Maintenance expense increased $3.1 million for 747-8F aircraft driven by increased flying, offset by a reduction of $3.1 million for 747-400 aircraft, primarily driven by reduced flying. Heavy airframe maintenance events and engine overhauls for the three months ended September 30 were:

Heavy Maintenance Events	2013	2012	Increase / (Decrease)
747-400 C Checks	2	2	—
747-400 D Checks	—	1	(1)
CF6-80 engine overhauls	1	3	(2)

Aircraft rent increased $4.3 million, or 9.8%, primarily due to an increase in subcontracting certain Commercial Charter flights with our ACMI customers during the third quarter of 2013.

Depreciation and amortization increased $7.0 million, or 42.4%, due to additional aircraft operating in 2013.

Navigation fees, landing fees and other rent increased $1.3 million, or 8.5%, primarily due to a higher proportion of flying to commercial airports relative to military bases, partially offset by a decrease in AMC Charter flying during the third quarter of 2013.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended September 30 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(4,849)	$(4,833)	$16	0.3%
Interest expense	22,594	17,004	5,590	32.9%
Capitalized interest	(291)	(4,052)	(3,761)	(92.8)%
Loss on early extinguishment of debt	4,524	143	4,381	NM
Other expense (income), net	(241)	(331)	(90)	(27.2)%

Interest expense increased $5.6 million, or 32.9%, primarily due to an increase in our average debt balances related to the financing of aircraft purchases throughout 2012 and 2013.

Capitalized interest decreased $3.8 million, or 92.8%, resulting from 747-8F aircraft that entered service.

Loss on early extinguishment of debt was primarily related to the refinancing of term loans with lower rate Ex-Im Bank Guaranteed Notes (see Note 6 for further discussion).

Income taxes. Our effective income tax rates were 31.3% and 36.4% for the three months ended September 30, 2013 and 2012, respectively. The reduction in the effective rate was primarily due to our assertion in 2013 to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S. and the net impact of resolution of income tax liabilities in both periods.

Segments

The following table compares the Direct Contribution of our reportable segments (see Note 7 to our Financial Statements for the reconciliation to Operating income) for the three months ended September 30 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$62,587	$51,625	$10,962	21.2%
AMC Charter	14,749	25,437	(10,688)	(42.0)%
Commercial Charter	(3,859)	3,602	(7,461)	(207.1)%
Dry Leasing	4,681	1,378	3,303	239.7%

Total Direct Contribution	$78,158	$82,042	$(3,884)	(4.7)%

Unallocated income and expenses, net	$37,164	$28,623	$8,541	29.8%

ACMI Segment

ACMI Direct Contribution increased $11.0 million, or 21.2%, primarily due to higher profitability on our new 747-8F aircraft and increased CMI flying for DHL and Boeing during the third quarter of 2013, partially offset by the redeployment of 747-400 aircraft into other segments.

AMC Charter Segment

AMC Charter Direct Contribution decreased $10.7 million, or 42.0%, primarily due to a decrease in cargo and passenger Block Hours resulting from lower AMC demand and a change in the number and direction of one-way AMC missions, partially offset by a decrease in heavy maintenance on 747-400 aircraft.

Commercial Charter Segment

Commercial Charter Direct Contribution decreased $7.5 million, primarily due to a reduction in Revenue per Block Hour driven by softer demand, excess capacity in the air cargo market and a reduction in Commercial Charter return legs due to a change in the number and direction of one-way AMC missions. In addition, Commercial Charter Direct Contribution was negatively impacted by increased aircraft ownership costs from the deployment of 747-400 cargo aircraft into this segment and increases in volume-driven operating expenses from flying to more expensive locations. Partially offsetting these items was a decrease in heavy maintenance on 747-400 aircraft.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $3.3 million, primarily due the addition of one 777-200LRF aircraft in March 2013 and two 777-200LRF aircraft in July 2013 that are being leased to customers on a long-term basis.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $8.5 million, or 29.8%, primarily due to a reduction in capitalized interest of $3.8 million on 747-8F aircraft that entered service and costs to support additional aircraft operating in 2013.

Nine Months Ended September 30, 2013 and 2012

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the nine months ended September 30:

	2013	2012	Increase / (Decrease)	Percent Change
Block Hours
ACMI	85,274	78,698	6,576	8.4%
AMC Charter:
Cargo	5,296	8,152	(2,856)	(35.0)%
Passenger	8,264	9,121	(857)	(9.4)%
Commercial Charter	16,360	14,761	1,599	10.8%
Other	655	908	(253)	(27.9)%

Total Block Hours	115,849	111,640	4,209	3.8%

Revenue Per Block Hour
ACMI	$6,482	$6,262	$220	3.5%
AMC Charter	$21,227	$21,808	$(581)	(2.7)%
Cargo	$22,681	$23,771	$(1,090)	(4.6)%
Passenger	$20,296	$20,053	$243	1.2%
Commercial Charter	$19,162	$20,720	$(1,558)	(7.5)%
Fuel
AMC
Average fuel cost per gallon	$3.63	$3.27	$0.36	11.0%
Fuel gallons consumed (000s)	33,847	44,909	(11,062)	(24.6)%
Commercial Charter
Average fuel cost per gallon	$3.13	$3.34	$(0.21)	(6.3)%
Fuel gallons consumed (000s)	53,210	49,256	3,954	8.0%
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	7.7	3.7	4.0	108.1%
747-400 Cargo	13.8	16.7	(2.9)	(17.4)%
767-300 Cargo	1.8	—	1.8	NM
767-200 Cargo	5.0	1.8	3.2	NM
747-400 Passenger	1.1	1.1	—	NM
767-300 Passenger	0.3	—	0.3	NM
767-200 Passenger	0.3	—	0.3	NM

Total	30.0	23.3	6.7	28.8%
AMC Charter
747-400 Cargo	2.9	3.1	(0.2)	(6.5)%
747-200 Cargo	—	0.2	(0.2)	(100.0)%
747-400 Passenger	1.7	1.7	—	NM
767-300 Passenger	2.6	2.3	0.3	13.0%

Total	7.2	7.3	(0.1)	(1.4)%
Commercial Charter
747-8F Cargo	0.4	—	0.4	NM
747-200 Cargo	—	0.2	(0.2)	(100.0)%
747-400 Cargo	7.8	5.3	2.5	47.2%
747-400 Passenger	0.2	0.2	—	NM
767-300 Passenger	0.2	0.2	—	NM

Total	8.6	5.9	2.7	45.8%
Dry Leasing
777-200 Cargo	1.3	—	1.3	NM
757-200 Cargo	1.0	1.0	—	NM
737-300 Cargo	1.0	0.3	0.7	233.3%
737-800 Passenger	2.0	2.0	—	NM

Total	5.3	3.3	2.0	60.6%

Total Operating Aircraft	51.1	39.8	11.3	28.4%

Out-of-service**	0.8	—	0.8	NM

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft are completely unencumbered.

Operating Revenue

The following table compares our Operating Revenue for the nine months ended September 30 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$552,710	$492,846	$59,864	12.1%
AMC Charter	287,840	376,685	(88,845)	(23.6)%
Commercial Charter	313,488	305,852	7,636	2.5%
Dry Leasing	21,844	8,864	12,980	146.4%
Other	10,417	9,013	1,404	15.6%

Total Operating Revenue	$1,186,299	$1,193,260	$(6,961)	(0.6)%

ACMI revenue increased $59.9 million, or 12.1%, primarily due to the entry of 747-8F aircraft into service and increased CMI flying, partially offset by the redeployment of 747-400 aircraft into other segments. ACMI Block Hours were 85,274 in 2013, compared to 78,698 in 2012, an increase of 6,576 Block Hours, or 8.4%. The increase in Block Hours was primarily driven by the start-up of CMI flying of two 767-300 cargo aircraft for DHL in the first quarter of 2013, five 767-200 cargo aircraft for DHL during 2012 and one 767-200 passenger aircraft for MLW Air in July 2013, as well as an increase in CMI flying for Boeing. Block Hours also increased related to the start-up of ACMI 747-400 flying for Chapman Freeborn in April 2013 and Etihad in June 2012, as well as the start-up of ACMI 747-8F flying for DHL in October 2012 and Etihad in May 2013. In addition, we utilized our passenger aircraft to provide short-term ACMI flying for other airlines. Partially offsetting these increases was the deployment of certain 747-400 cargo aircraft to other segments. ACMI Revenue per Block Hour was $6,482 for the first three quarters of 2013, compared to $6,262 in 2012, an increase of $220 per Block Hour, or 3.5%. The increase in Revenue per Block Hour primarily reflects the impact of higher rates on an increased number of 747-8F aircraft, partially offset by lower rates on increased CMI flying.

AMC Charter revenue decreased $88.8 million, or 23.6%, primarily driven by a reduction in both AMC Charter Cargo and Passenger flying. AMC Charter Block Hours were 13,560 in 2013 compared to 17,273 in 2012, a decrease of 3,713 Block Hours, or 21.5%. The decrease in AMC Charter Block Hours was primarily driven by reduced cargo and passenger demand from the AMC. AMC Charter Revenue per Block Hour was $21,227 in 2013 compared to $21,808 in 2012, a decrease of $581 per Block Hour, or 2.7%, primarily due to a higher volume of passenger flying on smaller 767 aircraft, reduced cargo Block Hours and a change in the number and direction of one-way AMC missions. Partially offsetting these decreases was an increase in the average “pegged” fuel price during 2013. For the first three quarters of 2013, the AMC average “pegged” fuel price was $3.63 per gallon compared to $3.27 in 2012. The “pegged” fuel price is set by the AMC and the impact to revenue from changes in the “pegged” fuel price is generally offset by a corresponding impact to fuel expense.

Commercial Charter revenue increased $7.6 million, or 2.5%, due to an increase in Block Hours, partially offset by a decrease in Revenue per Block Hour. Commercial Charter Block Hours were 16,360 in 2013, compared to 14,761 in 2012, representing an increase of 1,599 Block Hours, or 10.8%. The increase in Block Hours was primarily due to the deployment of 747-400 and a 747-8F cargo aircraft during ACMI marketing periods and a change in the number and direction of one-way AMC missions. Revenue per Block Hour was $19,162 for the first three quarters of 2013, compared to $20,720 in 2012, a decrease of $1,558 per Block Hour, or 7.5%. This reflects the impact of lower Yields from softer demand and excess capacity in the air cargo market, lower fuel prices and the impact of a reduction in Commercial Charter return legs of one-way AMC missions.

Dry Leasing revenue increased $13.0 million, or 146.4%, primarily due to the acquisition of one 777-200LRF aircraft in March 2013 and two 777-200LRF aircraft in July 2013 that are being leased to customers on a long-term basis.

Operating Expenses

The following table compares our Operating Expenses for the nine months ended September 30 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$289,535	$311,414	$(21,879)	(7.0)%
Salaries, wages and benefits	219,216	215,640	3,576	1.7%
Maintenance, materials and repairs	133,152	136,875	(3,723)	(2.7)%
Aircraft rent	130,703	126,309	4,394	3.5%
Depreciation and amortization	61,840	44,792	17,048	38.1%
Passenger and ground handling services	52,109	50,100	2,009	4.0%
Navigation fees, landing fees and other rent	46,901	44,090	2,811	6.4%
Travel	43,485	42,189	1,296	3.1%
Loss (gain) on disposal of aircraft	79	(2,417)	(2,496)	(103.3)%
Other	80,515	85,306	(4,791)	(5.6)%

Total Operating Expenses	$1,057,535	$1,054,298

Aircraft fuel decreased $21.9 million, or 7.0%, primarily due to reduced AMC fuel consumption and fuel price decreases in Commercial Charter, partially offset by increases in Commercial Charter fuel consumption and AMC fuel prices. AMC fuel consumption decreased by 11.1 million gallons, or 24.6%, reflecting the decrease in Block Hours operated and a higher proportion of Block Hours flown on smaller 767 passenger aircraft. The average fuel price per gallon for the AMC Charter business was $3.63 for the first three quarters of 2013, compared to $3.27 in 2012, an increase of 11.0%. Commercial Charter fuel consumption increased by 4.0 million gallons, or 8.0%, primarily driven by the increase in Block Hours operated. The average fuel price per gallon for the Commercial Charter business was $3.13 for the first three quarters of 2013, compared to $3.34 in 2012, a decrease of 6.3%. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $3.6 million, or 1.7%, primarily driven by costs to support additional aircraft operating in 2013.

Maintenance, materials and repairs decreased by $3.7 million, or 2.7%, primarily driven by a decrease of $16.4 million for 747-400 aircraft, partially offset by increases of $8.4 million for 747-8F aircraft and $5.7 million for 767 aircraft. Heavy Maintenance expense on 747-400 aircraft decreased approximately $5.9 million primarily due to a reduction in D Checks and engine overhauls compared to 2012. Heavy Maintenance expense on 767 aircraft increased approximately $2.5 million primarily due to an increase in the number of C Checks in 2013. Non-heavy Maintenance expense on 747-400 aircraft decreased $2.1 million. Line Maintenance expense increased $8.4 million for 747-8F aircraft and $3.0 million for 767 aircraft driven by increased flying. Line Maintenance expense decreased $8.3 million for 747-400 aircraft primarily driven by decreased flying. Heavy airframe maintenance events and engine overhauls for the nine months ended September 30 were:

Heavy Maintenance Events	2013	2012	Increase / (Decrease)
747-400 C Checks	12	11	1
747-400 D Checks	1	3	(2)
767 C Checks	3	—	3
CF6-80 engine overhauls	12	14	(2)

Aircraft rent increased $4.4 million, or 3.5%, primarily due to an increase in subcontracting certain Commercial Charter flights with our ACMI customers during the first three quarters of 2013.

Depreciation and amortization increased $17.0, or 38.1%, primarily due to additional aircraft operating in 2013.

Passenger and ground handling services increased $2.0 million, or 4.0%, primarily due to higher rates for ground handling from Commercial Charter flying to more expensive locations, partially offset by a reduction in rates for passenger catering during the first three quarters of 2013.

Navigation fees, landing fees and other rent increased $2.8 million, or 6.4%, primarily due to a higher proportion of flying to commercial airports relative to military bases during the first three quarters of 2013.

Travel increased $1.3 million, or 3.1%, primarily due to increased travel for crew related to increased flying during the first three quarters of 2013.

Other decreased $4.8 million, or 5.6%, primarily due to a decrease in commission expense on lower AMC Charter revenue.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the nine months ended September 30 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(15,003)	$(14,629)	$374	2.6%
Interest expense	61,711	46,598	15,113	32.4%
Capitalized interest	(1,985)	(16,356)	(14,371)	(87.9)%
Loss on early extinguishment of debt	5,518	285	5,233	NM
Other expense (income), net	1,415	454	961	NM

Interest expense increased $15.1 million, or 32.4%, primarily due to an increase in our average debt balances related to the financing of aircraft purchases throughout 2012 and 2013.

Capitalized interest decreased $14.4 million, or 87.9%, resulting from 747-8F aircraft that entered service.

Loss on early extinguishment of debt was primarily related to the refinancing of term loans with lower rate Ex-Im Bank Guaranteed Notes (see Note 6 for further discussion).

Income taxes. Our effective income tax rates were 14.7% and 37.4% for the nine months ended September 30, 2013 and 2012, respectively. During the first three quarters of 2013, we recognized income tax benefits related to ETI from certain of our aircraft based on a decision in a recent court case and related to our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S. This assertion is expected to provide an ongoing benefit to our effective income tax rate. In addition, the reduction in the effective rate was also driven by the net impact of resolution of income tax liabilities in both periods.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 7 to our Financial Statements for the reconciliation to Operating income) for the nine months ended September 30 (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$157,594	$116,573	$41,021	35.2%
AMC Charter	40,144	76,002	(35,858)	(47.2)%
Commercial Charter	(15,023)	15,559	(30,582)	(196.6)%
Dry Leasing	8,294	3,967	4,327	109.1%

Total Direct Contribution	$191,009	$212,101	$(21,092)	(9.9)%

Unallocated income and expenses, net	$108,304	$91,623	$16,681	18.2%

ACMI Segment

ACMI Direct Contribution increased $41.0 million, or 35.2%, primarily due to higher profitability on our new 747-8F aircraft and increased CMI flying for DHL and Boeing during the first three quarters of 2013, partially offset by the redeployment of 747-400 aircraft into other segments.

AMC Charter Segment

AMC Charter Direct Contribution decreased $35.9 million, or 47.2%, primarily due to a decrease in Block Hours resulting from lower AMC cargo and passenger demand, and a change in the number and direction of one-way AMC missions.

Commercial Charter Segment

Commercial Charter Direct Contribution decreased $30.6 million, primarily due to a reduction in Revenue per Block Hour driven by softer demand, excess capacity in the air cargo market and a reduction in Commercial Charter return legs of one-way AMC missions. Partially offsetting these items was an increase in Block Hours, primarily due to the redeployment of 747-400 and a 747-8F aircraft during ACMI marketing periods and a change in the number and direction of one-way AMC missions. In addition, Commercial Charter Direct Contribution was negatively impacted by increased aircraft ownership costs from the deployment of 747-400 cargo aircraft into this segment, increases in volume-driven operating expenses from flying to more expensive locations and increased heavy maintenance expense.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $4.3 million, primarily due the addition of one 777-200LRF aircraft in March 2013 and two 777-200LRF aircraft in July 2013 that are being leased to customers on a long-term basis.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $16.7 million, or 18.2%, primarily due to a reduction in capitalized interest of $14.4 million on 747-8F aircraft that entered service.

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

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP measures (in thousands, except per share data):

	For the Three Months Ended
	September 30, 2013	September 30, 2012	Percent Change

Net Income Attributable to Common Stockholders	$23,741	$33,858	(29.9%)
After-tax impact from:
Fleet retirement costs (a)	—	125
Loss on early extinguishment of debt (b)	4,524	91
Loss (gain) on disposal of aircraft	319	(674)

Adjusted Net Income Attributable to Common Stockholders	$28,584	$33,400	(14.4%)

	For the Three Months Ended
	September 30, 2013	September 30, 2012		Percent Change
Diluted EPS	$0.94	$1.27		(26.0%)
After-tax impact from:
Fleet retirement costs (a)	—	—
Loss on early extinguishment of debt (b)	0.18	—
Loss (gain) on disposal of aircraft	0.01	(0.03)

Adjusted Diluted EPS	$1.13	$1.26	†	(10.3%)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012		Percent Change

Net Income Attributable to Common Stockholders	$63,879	$77,545		(17.6%)
After-tax impact from:
Fleet retirement costs (a)	—	2,093
Loss on early extinguishment of debt (b)	5,157	182
ETI tax benefit	(14,160)	—
Loss (gain) on disposal of aircraft	50	(1,540)

Adjusted Net Income Attributable to Common Stockholders	$54,926	$78,280		(29.8%)

Diluted EPS	$2.48	$2.92		(15.1%)
After-tax impact from:
Fleet retirement costs (a)	—	0.08
Loss on early extinguishment of debt (b)	0.20	0.01
ETI tax benefit	(0.55)	—
Loss (gain) on disposal of aircraft	—	(0.06)

Adjusted Diluted EPS	$2.13	$2.95		(27.8%)

†	Items do not sum due to rounding.
a)	Fleet retirement costs included incremental employee costs related to the retirement of our 747-200 fleet.
b)	Loss on early extinguishment of debt was related to the financing of 747-8F and 777-200LRF aircraft.

Liquidity and Capital Resources

Significant liquidity events in the first three quarters of 2013 were as follows:

Treasury Stock Transactions

Between February and April 2013, we paid $36.5 million under the First 2013 ASR to repurchase 903,301 shares. Between May and August 2013, we paid $35.6 million under the Second 2013 ASR to repurchase 820,276 shares. See Note 9 to our Financial Statements for a discussion of our stock repurchase program.

Debt Transactions

In January 2013, we prepaid $40.2 million for the amounts outstanding under two term loans, which were due in the third quarter of 2013.

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

In July 2013, we assumed the Second 2013 Term Loan in the amount of $90.5 million for the purchase of a 777-200LRF aircraft that is being Dry Leased to a customer on a long-term basis. In September 2013, we refinanced the Second 2013 Term Loan through the issuance of fixed-rate notes.

In July 2013, we entered into the Third 2013 Term Loan in the amount of $110.0 million to finance the purchase of a 777-200LRF aircraft that is being Dry Leased to a customer on a long-term basis.

Operating Activities. Net cash provided by operating activities for the first three quarters of 2013 was $207.7 million, compared to $197.2 million for the first three quarters of 2012. The increase primarily reflects changes in the timing of working capital.

Investing Activities. Net cash used for investing activities was $574.7 million for the first three quarters of 2013, consisting primarily of $562.0 million of purchase deposit and delivery payments for flight equipment, which included $2.0 million of capitalized interest, and $24.9 million of core capital expenditures, excluding flight equipment, partially offset by $9.1 million of proceeds from insurance. Purchase deposit and delivery payments for flight equipment are primarily related to the purchase of two 747-8F cargo aircraft and three 777-200LRF cargo aircraft. All Capital expenditures for the first three quarters of 2013 were funded through working capital, except for the aircraft financed as discussed above. Net cash used for investing activities was $333.3 million for the first three quarters of 2012, consisting primarily of $312.5 million of purchase deposit and delivery payments for flight equipment, which included $16.4 million of capitalized interest on our 747-8F aircraft order and $26.7 million of core capital expenditures, excluding flight equipment, partially offset by $4.3 million of proceeds from short-term investments.

Financing Activities. Net cash provided by financing activities was $238.2 million for the first three quarters of 2013, which primarily reflected the proceeds from debt issuance of $709.5 million and a $21.9 million refund from the First and Second 2013 ASRs, partially offset by $371.1 million of payments on debt obligations, $80.9 million related to the purchase of treasury stock, $21.9 million related to prepayments under the ASR transactions discussed above and $19.7 million of debt issuance costs. The proceeds from debt issuance and payments of debt obligations reflect the refinancing of $231.0 million in term loans with the First and Second 2013 Ex-Im Bank Guaranteed Notes. Net cash provided by financing activities was $264.8 million for the first three quarters of 2012, which primarily reflected the proceeds from debt issuance of $639.6 million, partially offset by $347.2 million of payments on debt obligations and $24.8 million of debt issuance costs. The proceeds from debt issuance and payments of debt obligations reflect the refinancing of $284.7 million in term loans under the Ex-Im Bank Facility with the First and Second 2012 Ex-Im Bank Guaranteed Notes.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund capital expenditures for the remainder of 2013 and to repurchase shares of our stock. Core capital expenditures for the remainder of 2013 are expected to be approximately $17.8 million, which excludes flight equipment and capitalized interest. We expect the First 2013 Bridge Loan to be refinanced with a long-term financing facility.

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

Contractual Obligations and Debt Agreements

See Note 6 to our Financial Statements for a description of our new debt obligations: the First 2013 Ex-Im Guaranteed Notes, the Second 2013 Ex-Im Guaranteed Notes, the First 2013 Term Loan, the Second 2013 Term Loan, the Third 2013 Term Loan and the First 2013 Bridge Loan. See our 2012 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2012 and a description of our debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended September 30, 2013.

Recent Accounting Pronouncement

See Note 2 to our Financial Statements for a discussion of a recent accounting pronouncement.

Forward-Looking Statements

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2013. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended September 30, 2013, the information required in response to this Item is set forth in Note 8 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

The following is an update of a risk factor that is set forth in Item 1A — Risk Factors of our 2012 Annual Report on Form 10-K. The update reflects a change to the relevant date within the risk factor appearing below. For additional risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2012 Annual Report on Form 10-K.

Our insurance coverage may become more expensive and difficult to obtain and may not be adequate to insure all of our risks.

Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general, and the insured carrier in particular. Future terrorist attacks and other adverse events involving aircraft could result in increases in insurance costs and could affect the price and availability of such coverage. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the U.S. federal government. The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through January 15, 2014. Unless the U.S. Congress enacts legislation extending the program, U.S. federal government coverage will end on that date. It is possible that the U.S. Congress will fail to vote to extend the program or will extend it only in more limited form. If the federal war-risk coverage program terminates or is extended but provides significantly less coverage in the future, we could face a significant increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited. We also may be unable to secure the same scope of war risk insurance coverage as we have today.

We participate in an insurance pooling arrangement with DHL and their affiliates. This allows us to obtain aviation hull and liability and hull deductible coverage at reduced rates. If we were to withdraw from this arrangement for any reason or if other pool members have higher incidents, we may incur higher insurance costs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made the following repurchases of shares of our common stock during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 31, 2013	—		—		—		—
August 1, 2013 through August 31, 2013	204,485	(a)	—	(a)	2,423,820	(a)	$9,000,000
September 1, 2013 through September 30, 2013	—		—		—		—

Total	204,485		—		2,423,820		$9,000,000

(a)	Reflects the repurchase of shares of common stock pursuant to our ASRs. See Note 9 to our Financial Statements for a discussion of our stock repurchase program.

ITEM 6. EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: November 7, 2013	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: November 7, 2013	/s/ Spencer Schwartz
Spencer Schwartz
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012, (v) Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2013 and 2012 and (vi) Notes to Unaudited Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.