Form 10-K
period 2013-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2014-02-13
CIK 1135185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing price of Common Stock as reported on The NASDAQ Global Select Market as of June 30, 2013 was approximately $1,080,891,036. In determining this figure, the registrant has assumed that all directors, executive officers and persons known to it to beneficially own ten percent or more of such Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose. As of February 3, 2014, there were 25,038,629 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s Proxy Statement relating to the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

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

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

C Check	High-level or “heavy” airframe maintenance checks, which are more intensive in scope than Line Maintenance and are generally performed between 18 and 24 months depending on aircraft type.

D Check	High-level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six and eight years depending on aircraft type.

Heavy Maintenance	Scheduled maintenance activities, which are the most extensive in scope and are primarily based on time intervals, including, but not limited to, C Checks, D Checks and engine overhauls.

Line Maintenance	Unscheduled maintenance to rectify events occurring during normal day-to-day operations.

Non-heavy Maintenance	Discrete maintenance activities for the overhaul and repair of specific aircraft components.

Yield	The average amount a customer pays to fly one tonne of cargo one mile.

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

Our primary service offerings include the following:

•

ACMI, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and Yield risk;

•

CMI, which is part of our ACMI business segment, whereby we provide outsourced cargo and passenger aircraft operating solutions including the provision of crew, maintenance and insurance, while customers provide the aircraft and assume fuel, demand and Yield risk;

•

AMC Charter, whereby we provide cargo and passenger aircraft charter services for the U.S. Military Air Mobility Command (“AMC”). The AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs;

•

Commercial Charter, whereby we provide cargo and passenger aircraft charter services to customers, including brokers, cruise-ship operators, freight forwarders, direct shippers and airlines. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs; and

•	Dry Leasing, whereby we provide aircraft and engine leasing solutions.

We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry. The relative operating cost efficiency of our current 747-8F, 747-400F and 777-200LRF aircraft, including their superior fuel efficiency, range, capacity and loading capabilities, creates a compelling value proposition for our customers and positions us well for future growth.

We are focused on the further enhancement of our ACMI market position with our new 747-8F aircraft. During 2013, we took delivery of two 747-8F aircraft from The Boeing Company (“Boeing”), completing our order for nine aircraft. We are currently the only operator offering these aircraft to the ACMI market. We also hold rights to purchase an additional 13 747-8F aircraft, providing us with flexibility to further expand our fleet in response to market conditions. We believe that our current fleet, which also includes our 747-400F aircraft, represents one of the most efficient, reliable freighter fleets in the market. Our primary placement for these aircraft will continue to be long-term ACMI outsourcing contracts with high-credit-quality customers.

During 2013, we significantly expanded our Dry Leasing business with the acquisition of three 777-200LRF aircraft. We also acquired an additional three 777-200LRF aircraft in January 2014. All six aircraft are Dry Leased to customers on a long-term basis. The addition of the 777 freighters further diversifies our business mix and enhances our predictable, long-term revenue and earnings streams.

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

We also offer CMI cargo and passenger services to customers, which is similar to ACMI flying except that the customer provides the aircraft. In 2013, we continued to expand our CMI business with the addition of services for two 767-300 cargo aircraft and a VIP configured 767-200 passenger aircraft. We currently provide CMI services for fourteen customer-owned aircraft. The aircraft are generally operated under the traffic rights of the customer. Certain direct operating expenses, such as fuel, overfly and landing fees and ground handling, are generally borne by the customer, which also bears the commercial risk for revenue.

All of our ACMI and CMI contracts provide that the aircraft remain under our exclusive operating control, possession and direction at all times. These contracts further provide that both the contracts and the routes to be operated may be subject to prior and/or periodic approvals of the U.S. or foreign governments.

As a percentage of our operating revenue, ACMI revenue represented 45.6% in 2013, 41.4% in 2012 and 45.2% in 2011. As a percentage of our operated Block Hours, ACMI represented 72.6% in 2013, 70.2% in 2012 and 74.9% in 2011. We recognize ACMI revenue, which includes CMI, as we operate the actual Block Hours on behalf of a customer or according to the guaranteed minimum Block Hours defined in contracts. The original length of these contracts generally ranges from two to twenty years, although we do offer contracts of shorter duration. In addition, we have also operated short-term, ACMI cargo and passenger services and we expect to continue to provide such services.

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

We began flying passenger charters for the AMC in 2011. Since then, we have expanded our passenger fleet with the purchase of two 747-400 and three 767-300ER passenger aircraft. In addition to AMC flying, we use these aircraft to fly passengers for private charter customers, charter brokers and other airlines.

As a percentage of our operating revenue, AMC Charter revenue represented 21.5% in 2013, 29.7% in 2012 and 31.7% in 2011. As a percentage of our operated Block Hours, AMC Charter represented 10.7% in 2013, 14.7% in 2012 and 14.0% in 2011.

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

As a percentage of our operating revenue, Commercial Charter revenue represented 29.9% in 2013, 27.4% in 2012 and 21.4% in 2011. As a percentage of our operated Block Hours, Commercial Charter represented 16.0% in 2013, 14.4% in 2012 and 10.1% in 2011.

Dry Leasing.   Our Dry Leasing business provides a specific aircraft or engine without crew, maintenance or insurance to a customer for compensation that is typically based on a fixed monthly amount. This business is primarily operated by Titan, which is principally a cargo aircraft dry lessor, but also owns and manages aviation assets such as passenger narrow-body aircraft, engines and related equipment. Titan also markets its expertise in asset management, passenger-to-freighter conversion and other aviation-related technical services. As a percentage of our operating revenue, Dry Leasing revenue represented 2.1% in 2013, 0.7% in 2012 and 0.7% in 2011.

Global Supply Systems

AAWW holds a 49% interest in GSS, a private company, which is accounted for as a consolidated subsidiary of AAWW (see Note 2 to our Financial Statements). Atlas Dry Leases three of our 747-8F aircraft to GSS, which pays for rent and a provision for maintenance costs associated with the aircraft. GSS, in turn, provides ACMI services for these aircraft to British Airways Plc (“British Airways”). In January 2014, British Airways notified us that they would be terminating our ACMI agreement and returning three 747-8F aircraft in April 2014.

DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”) holds a 49% equity interest and a 25% voting interest in Polar (see Note 3 to our Financial Statements). AAWW owns the remaining 51% equity interest and 75% voting interest. Under a 20-year blocked space agreement (the “BSA”), Polar provides air cargo capacity to DHL. In addition, Atlas and Polar have a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. Under the flight services agreement, Atlas provides Polar with crew, maintenance and insurance for the aircraft. Under separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. Deutsche Post AG (“DP”) has guaranteed DHL’s (and Polar’s) obligations under the various agreements described above. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to in this Report as the “DHL Agreements”. The DHL Agreements provide us with a minimum guaranteed annual revenue stream from 747-400 aircraft that have been dedicated to Polar for DHL and other customers’ freight over the life of the agreements.

Polar provides full flying for DHL’s trans-Pacific express network and DHL provides financial support and also assumes the risks and rewards of the operations of Polar. In addition to its trans-Pacific routes, Polar also flies between the Asia Pacific regions, the Middle East and Europe on behalf of DHL and other customers.

Polar operates six 747-400 freighter aircraft and two 747-8F aircraft that are subleased from us. Atlas operates one additional 747-400 aircraft to support the Polar network and DHL through an alliance agreement whereby Atlas provides ACMI services to Polar. We also provide incremental charter capacity to Polar on an as-needed basis.

We began CMI flying five 767-200 freighters owned by DHL in their North American network in 2012. During 2013, we expanded our CMI flying in DHL’s intra-Asia network with two new 767-300ERF aircraft owned by them.

Long-Term Revenue Commitments

The following table sets forth the guaranteed minimum revenues expected to be received from our existing ACMI (including CMI) and Dry Leasing customers for the years indicated (in thousands):

2014	$533,817
2015	404,163
2016	315,145
2017	249,159
2018	197,322
Thereafter	957,696

Total	$2,657,302

Sales and Marketing

We have regional sales offices in the United States, England, Hong Kong and Singapore, which cover the Americas, Europe, Africa, the Middle East and the Asia Pacific regions. These offices market our ACMI (including CMI) and Dry Leasing services directly to other airlines and logistic companies. They also market our cargo and passenger Commercial Charter services to charter brokers, cruise-ship operators, freight forwarders, direct shippers and airlines. Additionally, we have a dedicated Government and Defense Group that directly manages our military cargo and passenger operations.

Maintenance

Maintenance represented our third-largest operating expense for the year ended December 31, 2013. Primary maintenance activities include scheduled and unscheduled work on airframes and engines. Scheduled maintenance activities encompass those activities specified in a carrier’s maintenance program approved by the U.S. Federal Aviation Administration (“FAA”) and the U.K. Civil Aviation Authority (“CAA”). The costs necessary to adhere to these maintenance programs may increase over time, based on the age of the equipment or due to FAA or CAA airworthiness directives (“ADs”).

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

Our FAA and CAA-approved maintenance programs allow our engines to be maintained on an “on condition” basis. Under this arrangement, engines are sent to third-party maintenance providers for repair based on life-limited parts and/or performance deterioration.

Under the ADs issued pursuant to the FAA’s Aging Aircraft Program, we are subject to extensive aircraft examinations and may be required to undertake structural modifications to our fleet from time to time to address any problems of corrosion and structural fatigue. As part of the FAA’s overall Aging Aircraft Program, it has issued increased inspection and maintenance requirements depending on aircraft type and ADs requiring certain additional aircraft modifications. We believe all aircraft in our fleet are in compliance with all existing ADs. It is possible, however, that additional ADs applicable to the types of aircraft or engines included in our fleet could be issued in the future and that the cost of complying with such ADs could be substantial.

Insurance

We maintain insurance of the types and in amounts deemed adequate and consistent with current industry standards. Principal coverage includes: liability for injury to members of the public, including passengers; damage to our property and that of others; and loss of, or damage to, flight equipment, whether on the ground or in flight.

Since the terrorist attacks of September 11, 2001, we and other airlines have been unable to obtain coverage for claims resulting from acts of terrorism, war or similar events (war-risk coverage) at reasonable rates from the commercial insurance market. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the U.S. government. The FAA is currently providing war-risk coverage for hull, passenger, cargo loss, crew and third-party liability insurance through September 30, 2014. Unless the U.S. Congress enacts legislation extending the program, U.S. federal government coverage will end on that date. It is possible that the U.S. Congress will fail to vote to extend the program or will extend it only in more limited form. If the federal war-risk coverage program is terminated or extended with significantly less coverage in the future, we could face a significant increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited.

Governmental Regulation

General.   Atlas and Polar are subject to regulation by the U.S. Department of Transportation (“DOT”) and the FAA, among other U.S. and foreign government agencies. The DOT primarily regulates economic issues affecting air service, such as certification, fitness and citizenship, competitive practices, insurance and consumer protection. The DOT has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority or seek criminal sanctions. Atlas and Polar each hold DOT-issued certificates of public convenience and necessity plus exemption authority to engage in scheduled air transportation of property and mail in domestic, as well as enumerated international markets, and charter air transportation of passengers, property and mail on a worldwide basis.

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

In December 2011, the FAA adopted a rule to impose new flight and duty time requirements with the stated goal of reducing pilot fatigue. The rule took effect on January 14, 2014. The rule applies to our passenger operations but not to our all-cargo operations. The Independent Pilots Association, representing United Parcel Service, Inc. (“UPS”) pilots, have filed a judicial appeal, in which they are challenging the FAA decision not to include all-cargo operations in the rule. Should the appeal be successful or the FAA decide on its own initiative to change the final rule to include all-cargo operations, that would result in material increased crew costs for Atlas and Polar, as well as air carriers that predominately fly nighttime and long-haul flights. It could also have a material impact on our business, results of operations and financial condition by limiting crew scheduling flexibility and increasing operating costs, especially with respect to long-range flights.

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

A foreign government’s regulation of its own air carriers can also affect our business. For instance, the EU places limits on the ability of EU carriers to use ACMI aircraft operated by airlines of non-EU member states. The regulations have a negative impact on our ACMI business opportunities. Similarly, the European Aviation Safety Agency (“EASA”) has proposed new rules that would prohibit EU airlines from providing ACMI and CMI services through non-EU airlines without first satisfying their regulators that the aircraft to be used adhere to both international and EASA-imposed requirements. Finalization of the proposed regulations could increase costs and inhibit business opportunities.

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

In October 2013, the International Civil Aviation Organization (“ICAO”) reached a non-binding agreement to address climate change by developing global-market-based measures to assist in achieving carbon neutral growth beginning in 2020. ICAO will direct the effort in the hope of securing a definitive agreement in 2016. Additionally, the European Union (“EU”) continues to pursue a parallel track through its Emissions Trading Scheme (“ETS”). Under the EU mechanism, airlines serving the EU must report flight activity on an ongoing basis. Following the end of every year, the legislation requires each airline to tender the number of “carbon emissions allowances” corresponding to carbon emissions generated by its flight activity during the year. If the airline’s flight activity during the year has produced carbon emissions exceeding the number of carbon emissions allowances that it has been awarded, the airline must acquire carbon emissions allowances from other airlines in the open market. For 2013, in recognition of ICAO’s ongoing work, the EU suspended application of the ETS except as it applies to intra-EU flying. The suspension expired by its terms at the end of 2013. Unless the EU acts, the ETS will be applicable to all flights to or from Europe in 2014. Proposals have been made to limit applicability of the ETS during 2014, but there can be no assurance that they will be adopted or, if adopted, that they will be as favorable to airlines as the 2013 ETS suspension.

In the United States, various constituencies have continued to advocate for controls on greenhouse gas emissions. Previously, both houses of the U.S. Congress passed legislation to impose a carbon-related tax on fuel sold to airlines and other entities. However, that bill has not been signed into law. Also, at the urging of states and environmental organizations, the EPA has taken steps that could lead to EPA regulation of greenhouse gas emissions from aircraft.

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

Competition

The market for ACMI services is competitive. We believe that the most important basis for competition in the ACMI market is the efficiency and cost effectiveness of the aircraft assets and the scale, scope and quality of the outsourced operating services provided. Atlas is currently the only provider of ACMI services with the modern 747-8F aircraft. The primary providers presently in the 747-400F and 747-400 BCF/SF ACMI markets include the following: Atlas; Air Atlanta Icelandic; Kalitta Air, LLC; Southern Air, Inc.; and Global Aviation Holdings, Inc. (its subsidiaries, World Airways, Inc. and North American Airlines, Inc., are both currently in Chapter 11 bankruptcy). In addition, Southern Air, Inc. provides 777 aircraft in the ACMI market.

While our AMC Charter business has been profitable each year since 2004, the formation of additional competing teaming arrangements, increased participation of other independent carriers, an increase by other air carriers in their commitment of aircraft to the CRAF program, the withdrawal of any of our current team members, or a reduction of the number of aircraft pledged to the CRAF program by our team, and the uncertainty of future demand for commercial airlift by the U.S. Military, could adversely affect the amount of AMC business awarded to us in the future. To the extent that we receive a reduction in our awards or expansion business, we intend to redeploy the available aircraft to our other business segments.

The Commercial Charter market is highly competitive, with a number of operators that include Kalitta Air, LLC; Southern Air, Inc.; and passenger airlines providing similar services utilizing both 747-400s and 747-200s. We believe that we offer a superior aircraft in the 747-400, and we will continue to develop new opportunities in the Commercial Charter market for 747-400 aircraft not otherwise deployed in our ACMI or AMC business.

The Dry Leasing business is competitive. We believe that we have an advantage over other cargo aircraft lessors in this business as a result of our relationships in the cargo market and our insights and expertise as an operator of aircraft. Titan also competes in the passenger aircraft leasing market to develop key customer relationships, enter strategic geographic markets, and/or acquire feedstock aircraft for future freighter conversion. The primary competitors in the aircraft leasing market include GE Capital Aviation Services; International Lease Finance Corp.; AWAS; Guggenheim Aviation Partners, LLC; CIT Aerospace; Aviation Capital Group Corp.; Air Castle Ltd.; AerCap Holdings N.V.; and RBS Aviation Capital, among many others.

Fuel

Historically, aircraft fuel is one of the most significant expenses for us. During 2013, 2012 and 2011, fuel costs represented 27.9%, 30.8%, and 31.2%, respectively, of our total operating expenses. Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues, supply and demand, which we can neither control nor accurately predict. The following table summarizes our total fuel consumption and costs:

	2013	2012	2011
Gallons consumed (in thousands)	124,949	131,012	111,848
Average price per gallon, including tax	$3.28	$3.33	$3.47
Cost (in thousands)	$410,353	$436,618	$388,579
Fuel burn — gallons per Block Hour (excluding ACMI)	2,867	2,875	3,255

Our exposure to fluctuations in fuel price is limited to a portion of our Commercial Charter business only. For this business, we shift a portion of the burden of price increases to customers by imposing a surcharge. While we believe that fuel price volatility in 2013, 2012 and 2011 was partly reduced as a result of increased fuel surcharges, these surcharges did not completely offset the impact of the underlying increases in fuel prices on our Commercial Charter business. The ACMI segment has no direct fuel price exposure because ACMI and CMI contracts require our customers to pay for aircraft fuel. Similarly, we generally have no fuel price risk in the AMC business because the price is set under our contract, and we receive or make payments to adjust for price increases and decreases from the contractual rate. AMC fuel expense was $150.5 million in 2013, $194.9 million in 2012 and $221.3 million in 2011.

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

Employees

Our business depends on highly qualified management, operations and flight personnel. As a percentage of our consolidated operating expenses, salaries, wages and benefits accounted for approximately 20.3% in 2013, 20.7% in 2012 and 21.0% in 2011. As of December 31, 2013, we had 1,792 employees, 959 of whom were pilots. We maintain a comprehensive training program for our pilots in compliance with FAA requirements, in which each pilot regularly attends recurrent training programs.

Pilots and flight dispatchers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represented approximately 53.5% of our workforce as of December 31, 2013. We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of our employees.

In September 2011, we completed, and have since implemented, a five-year collective bargaining agreement (“CBA”) with our pilots, which will not become amendable until September 2016. The terms of the CBA result in a single pilot workforce that serves both Atlas and Polar.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Business Generally

Continued slowness or deterioration in the airfreight market, global economic conditions or financial markets could adversely affect our business, results of operations, financial condition, liquidity and ability to access capital markets.

Airfreight demand has historically been highly dependent on global economic conditions. Although global economic conditions have recently improved, the airfreight market has not returned to historical levels of growth. If demand for our services, Yields or lease rates fail to improve, it could have a material adverse effect on our business, results of operations and financial condition. We cannot accurately predict the effect and duration of any airfreight market or economic slowdown or the timing and strength of a subsequent recovery.

In addition, we may face significant challenges if conditions in the financial markets deteriorate. Our business is capital intensive and growth depends on the availability of capital for new aircraft, among other things. If today’s capital availability deteriorates, we may be unable to raise the capital necessary to finance business growth or other initiatives. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

We could be adversely affected if any of our existing aircraft are underutilized or we fail to redeploy or deploy aircraft with customers at favorable rates. We could also be adversely affected from the loss of one or more of our aircraft for an extended period of time.

Our operating revenues depend on our ability to effectively deploy all the aircraft in our fleet and maintain high utilization of our aircraft at favorable rates. If we have underutilized aircraft, we would seek to redeploy those aircraft in our other lines of business or sell them. If we are unable to successfully redeploy our existing aircraft at favorable rates or sell them on favorable terms, it could have a material adverse effect on our business, results of operations and financial condition. In addition, if one or more of our aircraft are out of service for an extended period of time, our operating revenues would decrease and we may have difficulty fulfilling our obligations under one or more of our existing contracts. The loss of revenue resulting from any such business interruption, and the cost, long lead time and difficulties in sourcing a replacement aircraft, could have a material adverse effect on our business, results of operations and financial condition.

Our substantial lease and debt obligations, including aircraft lease and other obligations, could impair our financial condition and adversely affect our ability to raise additional capital to fund our operations or capital requirements, all of which could limit our financial resources and ability to compete, and may make us more vulnerable to adverse economic events.

As of December 31, 2013, we had total debt obligations of approximately $1.7 billion and total aircraft operating leases and other lease obligations of $1.3 billion. These obligations have increased significantly and will increase further if we enter into financing arrangements for future aircraft purchases. Our outstanding financial obligations could have negative consequences, including:

•	making it more difficult to satisfy our debt and lease obligations;

•

requiring us to dedicate a substantial portion of our cash flows from operations for interest, principal and lease payments and reducing our ability to use our cash flows to fund working capital and other general corporate requirements;

•	increasing our vulnerability to general adverse economic and industry conditions; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and in our industry.

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

Restrictive covenants in certain of our debt and lease obligations, under certain circumstances, could impact our ability to:

•	pay certain dividends or repurchase stock;

•	consolidate or merge with or into other companies or sell substantially all our assets;

•	expand significantly into lines of businesses beyond existing business activities or those which are cargo-related and/or aviation-related and similar businesses; and/or

•	modify the terms of debt or lease financing arrangements.

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

Global trade flows are typically seasonal in nature, with peak activity occurring during the retail holiday season, which generally begins in September / October and lasts through mid-December. Our ACMI contracts have contractual utilization minimums that typically allow our customers to cancel an agreed-upon percentage of the guaranteed hours of aircraft utilization over the course of a year. Our ACMI customers often exercise those cancellation options early in the first quarter of the year, when the demand for air cargo capacity is historically low following the seasonal holiday peak in the fourth quarter of the previous year. While our revenues typically fluctuate seasonally as described above, a significant proportion of the costs associated with our business, such as aircraft rent, depreciation and facilities costs, are fixed and cannot easily be reduced to match the seasonal drop in demand. As a result, our net operating results are typically subject to a high degree of seasonality.

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

To do business with government agencies, including the AMC, we must comply with, and are affected by, many rules and regulations, including those related to the formation, administration and performance of U.S. government contracts. These rules and regulations, among other things:

•	require, in some cases, procurement from small businesses;

•	require disclosure of all cost and pricing data in connection with contract negotiations;

•	give rise to U.S. government audit rights;

•	impose accounting rules that dictate how we define certain accounts, define allowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts;

•	establish specific health, safety and doing-business standards; and

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

The price of aircraft fuel is unpredictable and can be volatile. While we have been able to reduce our exposure to fuel risk significantly, we do bear some risk of fuel exposure for our Commercial Charter operations.

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

We are party to a collective bargaining agreement covering our U.S. pilots and a collective bargaining agreement covering our U.S. dispatchers, which could result in higher labor costs than those faced by some of our non-unionized competitors. This could put us at a competitive disadvantage and/or result in a work interruption or stoppage.

Atlas pilots are represented by the IBT under a five-year collective bargaining agreement signed in 2011. Atlas and Polar dispatchers are represented by the IBT under a five-year collective bargaining agreement signed in 2012. We are subject to risks of increased labor costs associated with having a partially unionized workforce, as well as a greater risk of work interruption or stoppage. We cannot provide assurance that disputes, including disputes with certified collective bargaining representatives of our employees, will not arise in the future or that any outcome of such disputes will result in an agreement on terms satisfactory to us.

Insurance coverage may become more expensive and difficult to obtain and may not be adequate to insure all of our risks. In addition, if our Dry Lease customers have inadequate insurance coverage or fail to fulfill their indemnification obligations, it could have a material adverse impact on our business, results of operations and financial condition.

Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general, and the insured carrier in particular. Future terrorist attacks and other adverse events involving aircraft could result in increases in insurance costs and could affect the price and availability of such coverage. We have, as have most other U.S. airlines, purchased our war-risk coverage through a special program administered by the U.S. federal government. The FAA is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through September 30, 2014. Unless the U.S. Congress enacts legislation extending the program, U.S. federal government coverage will end on that date. It is possible that the U.S. Congress will fail to vote to extend the program or will extend it only in more limited form. If the federal war-risk coverage program is terminated or extended with significantly less coverage in the future, we could face an increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited. We may also be unable to secure the same scope of war-risk insurance coverage as we have today.

We participate in an insurance pooling arrangement with DHL and its partners. This allows us to obtain aviation hull and liability and hull deductible coverage at reduced rates. If we are no longer included in this arrangement for any reason or if other pool members have coverage incidents, we may incur higher insurance costs.

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

Lessees are required under our Dry Leases to indemnify us for, and insure against, liabilities arising out of the use and operation of the aircraft, including third-party claims for death or injury to persons and damage to property for which we may be deemed liable. Lessees are also required to maintain public liability, property damage and all-risk hull and war-risk hull insurance on the aircraft at agreed upon levels. If our lessees’ insurance is not sufficient to cover all types of claims that may be asserted against us or if our lessees fail to fulfill their indemnification obligations, we would be required to pay any amounts in excess of our insurance coverage, which could have a material adverse impact on our business, results of operations and financial condition.

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

Some of our aircraft are deployed in potentially dangerous locations and carry hazardous cargo incidental to the services we provide in support of our customers’ activities. Some areas through which our flight routes pass are subject to geopolitical instability, which increases the risk of death or injury to our passengers, employees or contractors or a loss of, or damage to, our aircraft and/or its cargo. While we maintain insurance to cover injury to our passengers, employees and contractors as well as the loss/damage of aircraft/cargo, except for limited situations, we do not have insurance against the loss arising from business interruption. It may be difficult to replace lost or substantially damaged aircraft due to the high capital requirements and long delivery lead times for new aircraft or to locate appropriate in-service aircraft for lease or sale. Any injury to passengers, employees or contractors or loss/damage of aircraft/cargo could have a material adverse impact on our business, results of operations and financial condition.

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

Our ACMI business depends on a limited number of customers, which has typically averaged between six and eight. In addition, as a percentage of our total operating revenue, Polar accounted for 17.8% in 2013, 16.5% in 2012 and 17.2% in 2011. We typically enter into long-term ACMI contracts with our customers. The terms of our existing contracts are scheduled to expire on a staggered basis. There is a risk that any one of our significant ACMI customers may not renew their ACMI contracts with us on favorable terms or at all, perhaps due to reasons beyond our control. For example, certain of our airline ACMI customers may not renew their ACMI contracts with us because they decide to exit the dedicated cargo business or as they take delivery of new aircraft in their own fleet. Select customers have the opportunity to terminate their long-term agreements in advance of the expiration date, following a significant amount of notice to allow for remarketing of the aircraft. Such agreements generally contain a significant early termination fee paid by the customer.

Entering into ACMI contracts with new customers generally requires a long sales cycle, and as a result, if our ACMI contracts are not renewed, and there is a resulting delay in entering into new contracts, it could have a material adverse impact on our business, results of operations and financial condition.

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

The BSA gives DHL the option to terminate the agreements for convenience by giving notice to us before the tenth or fifteenth anniversary of the agreement’s commencement date. Further, DHL has a right to terminate the BSA for cause following a specified management resolution process if we default on our performance or we are unable to perform for reasons beyond our control. If DHL exercises any of these termination rights, we would not be able to earn the revenues and profitability from these contracts.

Risks Related to Our AMC Charter Business

We derive a significant portion of our revenues from our AMC Charter business, and a substantial portion of these revenues have been generated pursuant to expansion flying, as opposed to fixed contract arrangements with the AMC. We expect the revenues from our AMC Charter business to continue to decline from current levels.

As a percentage of our operating revenue, revenue derived from our AMC Charter business was approximately 21.5% in 2013, 29.7% in 2012 and 31.7% in 2011. Historically, the revenues derived from expansion flights for the AMC significantly exceeded the value of the fixed flight component of our AMC contract.

Future revenues and profitability from this business are expected to continue to decline from historic levels as a result of reduced AMC demand. Revenues and profitability from our AMC Charter business are derived from one-year contracts with the AMC. Our current AMC contract runs from October 1, 2013 through September 30, 2014. Changes in national and international political priorities can significantly affect the volume of our AMC Charter business. Any decrease in U.S. military activity could reduce our AMC Charter business. In addition, our share of the total AMC Charter business depends on several factors, including the total fleet size we commit to the CRAF program and the total number of aircraft deployed by our teaming arrangement partners and competitors in the program.

The AMC also holds all carriers to certain on-time performance requirements as a percentage of flights flown and, as a result of reduced AMC demand, it may become more difficult to comply with those requirements. To the extent that we fail to meet those performance requirements or if we fail to pass bi-annual AMC audits, revenues and profitability from our AMC Charter business could decline through a suspension or termination of our AMC contract. Our revenues and profitability could also decline due to a reduction in the revenue rate we are paid by the AMC, a greater reliance by the AMC on its own fleet or a reduction in our allocation of AMC flying. Any reduction in our AMC flying could also negatively impact our Commercial Charter revenue from trips related to one-way AMC missions. We expect revenues and profitability from our AMC Charter business to continue to decline from current levels as the U.S. Military continues to withdraw troops from areas of conflict around the world. If we are unable to effectively deploy the resultant capacity, it could have a material adverse effect on our business, results of operations and financial condition.

Our AMC Charter business is sensitive to teaming arrangements which affect our relative share of AMC flying and the associated profitability. If one of our team members reduces its commitments or withdraws from the program, and/or if other carriers on other teams commit additional aircraft to this program, our share of AMC flying may decline. In addition, any changes made to the commissions that we pay and/or receive for AMC flying or changes to the CRAF contracting mechanism could impact the revenues and/or profitability of this business.

Each year, the AMC allocates its air capacity requirements to different teams of CRAF participating airlines based on a mobilization value point system that is determined by the amount and types of aircraft that each team of airlines pledges to the CRAF program. We participate in the CRAF program through a teaming arrangement with other airlines, led by FedEx. Our team is one of three major teams participating in the CRAF program during our current contract year. Several factors could adversely affect the amount of AMC flying that is allocated to us, including:

•	changes in the CRAF contracting mechanism;

•	the formation of new competing teaming arrangements;

•	the withdrawal of any of our team’s current partners, especially FedEx;

•	a reduction of the number of aircraft pledged to the CRAF program by us or other members of our team; or

•	increased participation of other carriers on other teams in the CRAF program.

Any changes to the CRAF program that would result in a reduction in our share of, or profitability from, AMC flying could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO OUR INDUSTRY

The market for air cargo services is highly competitive and if we are unable to compete effectively, we may lose current customers or fail to attract new customers. We could also be adversely affected if a large number of long-haul freighter aircraft or freighter aircraft of different equipment types are introduced into the market.

Each of the markets we participate in is highly competitive and fragmented. We offer a broad range of aviation services and our competitors vary by geographic market and type of service and include other international and domestic contract carriers, regional and national ground handling and logistics companies, internal cargo units of major airlines and third party cargo providers. Competition in the air cargo and transportation market is influenced by several key factors, including quality, price and availability of assets and services. Some of our competitors have filed for bankruptcy protection under Chapter 11 and have emerged or could emerge from bankruptcy in a stronger, more competitive position. Regulatory requirements to operate in the U.S. domestic air cargo market have been reduced, facilitating the entry into domestic markets by non-U.S. air cargo companies. If we were to lose any major customers and/or fail to attract customers, it could have an adverse effect on our business, results of operations and financial condition.

Additionally, an increase in the number of aircraft in the freight market could cause Yields and rates to fall and/or could negatively affect our customer base. If either circumstance were to occur, our business, results of operations and financial condition could be materially and adversely affected.

We are subject to extensive governmental regulations and failure to comply with these regulations in the U.S. and abroad, or the adoption of any new laws, policies or regulations or changes to such regulations, may have an adverse effect on our business.

Our operations and our lessees’ operations are subject to complex aviation and transportation laws and regulations, including Title 49 of the U.S. Code, under which the DOT and the FAA exercise regulatory authority over air carriers. In addition, our business activities and our lessees’ business activities fall within the jurisdiction of various other federal, state, local and foreign authorities, including the U.S. Department of Defense, the TSA, U.S. Customs and Border Protection, the U.S. Treasury Department’s Office of Foreign Assets Control and the U.S. EPA. In addition, other countries in which we operate have similar regulatory regimes to which we are subjected. These laws and regulations may require us to maintain and comply with the terms of a wide variety of certificates, permits, licenses, noise abatement standards, maintenance and other requirements and our failure to do so could result in substantial fines or other sanctions. These U.S. and foreign aviation regulatory agencies have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with provisions of law or applicable regulations and may impose civil or criminal penalties for violations of applicable rules and regulations. Such fines or sanctions, if imposed, could have a material adverse effect on our mode of conducting business, results of operations and financial condition. In addition, U.S. and foreign governmental authorities may adopt, amend or interpret accounting standards, tax laws, regulations or treaties that could require us to take additional and potentially costly compliance steps or result in the grounding of some of our aircraft, which could increase our operating costs or result in a loss of revenues.

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

To address climate change, governments continue to pursue various means to reduce aviation-related greenhouse gas emissions. Measures that are ultimately adopted could result in substantial costs for us.

In October 2013, the ICAO reached a non-binding agreement to address climate change by developing global-market-based measures to assist in achieving carbon neutral growth beginning in 2020. ICAO will direct the effort in the hope of securing a definitive agreement in 2016. Additionally, the EU continues to pursue a parallel track through its ETS. Under the EU mechanism, airlines serving the EU must report flight activity on an ongoing basis. Following the end of every year, the legislation requires each airline to tender the number of “carbon emissions allowances” corresponding to the carbon emissions generated by its flight activity during the year. If the airline’s flight activity during the year has produced carbon emissions exceeding the number of carbon emissions allowances that it has been awarded, the airline must acquire carbon emissions allowances from other airlines in the open market. For 2013, in recognition of ICAO’s ongoing work, the EU suspended application of the ETS except as it applies to intra-EU flying. The suspension expired at the end of 2013. Unless the EU acts, the ETS will be applicable to all flights to or from Europe in 2014. Proposals have been made to limit applicability of the ETS during 2014, but there can be no assurance that they will be adopted or, if adopted, that they will be as favorable to airlines as the 2013 ETS suspension.

In the United States, various constituencies have continued to advocate for controls on greenhouse gas emissions. Previously, both houses of the U.S. Congress passed legislation to impose a carbon-related tax on fuel sold to airlines and other entities. However, a bill has not been signed into law. Also, at the urging of States and environmental organizations, the EPA has taken steps that could lead to EPA regulation of greenhouse gas emissions from aircraft.

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

In 2009, following expressions of concern about pilot fatigue on certain long-range flights, the FAA convened an Aviation Rulemaking Committee (“ARC”) comprised of various aviation stakeholders to recommend changes to the flight and duty time rules applicable to pilots. This was followed in 2010 by FAA issuance of a notice of proposed rulemaking containing new proposed flight and duty time rules. In December 2011, following the completion of a lengthy rulemaking process intended to reduce pilot fatigue, the FAA adopted a final rule containing new flight and duty time limitations and rest requirements. The rule went into effect in January 2014, resulting in more stringent scheduling requirements for pilots operating our passenger flights.

Finding that the costs of applying the new rule to all-cargo flights would greatly exceed the benefits, the FAA decided not to apply the rule to all-cargo operations. The Independent Pilots Association, representing UPS pilots, filed a judicial appeal of the FAA decision to exclude all-cargo operations from the rule. The appeal was suspended to allow the FAA to complete revisions to its cost-benefit analysis but remains pending. Legislation to require the FAA to apply the rule to all-cargo operations has also been introduced in Congress. Application of the new flight and duty time rule to all-cargo operations pursuant to a court, FAA or Congressional directive would result in materially increased crew costs, as well as air carriers that predominantly fly nighttime and long-haul flights, and could have a material impact on our business, results of operations and financial condition by limiting crew scheduling flexibility and increasing operating costs, especially with respect to long-haul flights.

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

Aircraft

The following tables provide information about AAWW’s aircraft and customer-provided aircraft, not including retired or permanently parked aircraft, as of December 31, 2013:

AAWW Aircraft

Aircraft Type	Tail #	Configuration	Ownership	Financing Type
ACMI, AMC Charter and Commercial Charter Segments
747-8F	N850GT	Freighter	Owned	Notes
747-8F	N851GT	Freighter	Owned	Notes
747-8F	N852GT	Freighter	Owned	Notes
747-8F	N853GT	Freighter	Owned	Notes
747-8F	N854GT	Freighter	Owned	Term Loan
747-8F	N855GT	Freighter	Owned	Notes
747-8F	G-GSSD	Freighter	Owned	Term Loan
747-8F	G-GSSE	Freighter	Owned	Term Loan
747-8F	G-GSSF	Freighter	Owned	Term Loan
747-400	N409MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N475GT	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N493MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N477GT	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N476GT	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N496MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N499MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N408MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N412MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N492MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N497MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N498MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N415MC	Freighter	Leased	Operating Lease
747-400	N416MC	Freighter	Leased	Operating Lease
747-400	N418MC	Freighter	Leased	Operating Lease
747-400	N450PA	Freighter	Leased	Operating Lease
747-400	N451PA	Freighter	Leased	Operating Lease
747-400	N452PA	Freighter	Leased	Operating Lease
747-400	N453PA	Freighter	Leased	Operating Lease
747-400	N454PA	Freighter	Leased	Operating Lease
747-400	N419MC	Freighter	Owned	None
747-400	N429MC	Converted Freighter	Owned	None
747-400	N464MC	Passenger	Owned	Term Loan
747-400	N465MC	Passenger	Owned	Term Loan
767-300ER	N640GT	Passenger	Owned	Term Loan
767-300ER	N641GT	Passenger	Owned	Term Loan
767-300ER	N642GT	Passenger	Owned	Term Loan

Dry Leasing Segment
777-200LRF	36200	Freighter	Owned	Term Loan
777-200LRF	36201	Freighter	Owned	Term Loan
777-200LRF	35606	Freighter	Owned	Notes
757-200	B-2808	Freighter	Owned	Term Loan
737-800	29681	Passenger	Owned	Term Loan
737-800	35071	Passenger	Owned	None
737-300	26284	Freighter	Owned	None

The following table summarizes AAWW’s aircraft as of December 31, 2013:

Aircraft Type	Configuration	Owned	Operating Leased	Total	Average Age Years
ACMI, AMC Charter and Commercial Charter Segments
747-8F	Freighter	9	—	9	1.4
747-400	Freighter	8	13	21	13.9
747-400	Converted Freighter	1	—	1	20.5
747-400	Passenger	2	—	2	21.7
767-300ER	Passenger	3	—	3	20.6

Total		23	13	36	12.2

Dry Leasing Segment
777-200LRF	Freighter	3	—	3	3.8
757-200	Freighter	1	—	1	24.4
737-800	Passenger	2	—	2	6.5
737-300	Freighter	1	—	1	21.1

Total		7	—	7	10.0

Total Fleet		30	13	43	11.8

Lease expirations for our operating leased aircraft included in the above tables range from February 2020 to February 2025.

Customer-provided Aircraft for our CMI Business

The following table summarizes customer-provided aircraft as of December 31, 2013:

Aircraft Type	Tail #	Configuration	Ownership
747-400	263	Passenger	Sonangol*
747-400	322	Passenger	Sonangol*
747-400	718	Dreamlifter	Boeing
747-400	747	Dreamlifter	Boeing
747-400	249	Dreamlifter	Boeing
747-400	780	Dreamlifter	Boeing
767-200	650	Freighter	DHL
767-200	651	Freighter	DHL
767-200	652	Freighter	DHL
767-200	653	Freighter	DHL
767-200	655	Freighter	DHL
767-200	767	Passenger	MLW**
767-300	643	Freighter	DHL
767-300	644	Freighter	DHL

*	Aircraft owned by the Sonangol Group, the multinational energy company of Angola.
**	Aircraft owned by MLW Air, LLC (“MLW Air”).

Ground Facilities

Our principal office is located in Purchase, New York, where we lease approximately 120,000 square feet under a long-term lease, for which the current term expires in 2017. This office includes both operational and administrative support functions, including flight and crew operations, maintenance and engineering, material management, human resources, legal, sales and marketing, finance and information technology. In addition, we lease a variety of smaller offices and ramp space at various station and regional locations on a short-term basis.

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

Market Information

Since 2006, our common stock has been traded on The NASDAQ Global Select Market under the symbol “AAWW”.

Market Price of Common Stock

The following table sets forth the closing high and low sales prices per share of our common stock for the periods indicated.

	High	Low
2013 Quarter Ended
December 31	$49.64	$36.40
September 30	$48.50	$42.43
June 30	$47.10	$37.40
March 31	$47.89	$40.76

2012 Quarter Ended
December 31	$54.99	$40.23
September 30	$56.98	$42.07
June 30	$52.26	$40.68
March 31	$52.11	$38.70

The last reported sale price of our common stock on The NASDAQ National Market on December 31, 2013 was $41.15 per share. As of February 3, 2014, there were approximately 25.0 million shares of our common stock issued and outstanding, and 52 holders of record of our common stock.

In 2008, we established a stock repurchase program, which authorizes the repurchase of up to $100.0 million of our common stock. Purchases may be made at our discretion from time to time on the open market, through negotiated transactions, block purchases, accelerated share repurchase programs or exchange or non-exchange transactions. During 2013, we actively repurchased $72.1 million of shares of our common stock under two accelerated stock repurchase programs. As of December 31, 2013, we have repurchased a total of 2,423,820 shares of our common stock for approximately $91.0 million, at an average cost of $37.55 per share under our stock repurchase program. In November 2013, we announced an increase of $51.0 million to our stock repurchase program, resulting in $60.0 million of available authorization remaining at December 31, 2013.

Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2013.

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

Performance Graph

The following graph compares the performance of AAWW common stock to the Standard & Poor’s 500 Stock Index, the Russell 2000 Index and the AMEX Airline Index for the period beginning December 31, 2008 and ending on December 31, 2013. The comparison assumes $100 invested in each of our common stock, the Standard & Poor’s 500 Stock Index, the Russell 2000 Index and the AMEX Airline Index and reinvestment of all dividends.

Total Return Between 12/31/08 and 12/31/13

Cumulative Return	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13
AAWW	$100.00	$197.09	$295.40	$203.33	$234.50	$217.72
Russell 2000 Index	$100.00	$125.22	$156.90	$148.35	$170.06	$232.98
S&P 500	$100.00	$123.45	$139.23	$139.23	$157.90	$204.63
AMEX Airline Index	$100.00	$139.32	$193.82	$133.72	$182.40	$287.51

ITEM 6.	SELECTED FINANCIAL DATA

The selected balance sheet data as of December 31, 2013 and 2012 and the selected statements of operations data for the years ended December 31, 2013, 2012 and 2011 have been derived from our audited Financial Statements included elsewhere in this Report. The selected balance sheet data as of December 31, 2011, 2010 and 2009, and selected statements of operations data for the years ended December 31, 2010 and 2009 have been derived from our audited Financial Statements not included in this Report.

Effective April 8, 2009, we began reporting GSS on a consolidated basis. Our Operating Statistics, Operating Revenue and Operating Expenses reflect the consolidation of GSS as of that date. Previously, GSS was accounted for under the equity method. In the following table, all amounts are in thousands, except for per share data.

	2013	2012	2011	2010	2009
Statement of Operations Data:
Total operating revenues	$1,656,900	$1,646,032	$1,398,216	$1,337,774	$1,061,546

Total operating expenses	1,470,110	1,419,541	1,247,116	1,109,888	911,539

Operating income / (loss)	186,790	226,491	151,100	227,886	150,007

Net income	93,989	129,714	96,309	142,956	76,156
Less: Net income / (loss) Attributable to noncontrolling interests	152	(213)	226	1,146	(1,620)

Net income Attributable to Common Stockholders	$93,837	$129,927	$96,083	$141,810	$77,776

Earnings per share (Basic)	$3.67	$4.92	$3.66	$5.50	$3.59

Earnings per share (Diluted)	$3.66	$4.89	$3.64	$5.44	$3.56

Balance Sheet Data:
Total assets	$3,718,259	$3,152,685	$2,390,998	$1,936,102	$1,740,873
Long-term debt (less current portion)*	$1,539,139	$1,149,282	$680,009	$391,036	$526,680
Total equity	$1,322,125	$1,288,104	$1,141,375	$1,050,090	$888,757

*	See Note 7 to our Financial Statements for further discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe that the following competitive strengths will allow us to capitalize on opportunities that exist in the global airfreight industry:

Market leader with leading-edge technology and innovative, value-creating solutions:

We manage the world’s largest fleet of 747 freighters. The new 747-8F is the largest and most efficient long-haul commercial freighter currently available and we are currently the only operator offering these aircraft to the ACMI market. Our current cargo fleet includes nine 747-8F aircraft, twenty-two 747-400 freighter aircraft and our CMI customers provide us with two 747-400 passenger aircraft, five 767-200 cargo aircraft, two 767-300 cargo aircraft, four Dreamlifters and one VIP-configured 767-200 passenger aircraft, which are included in our operating fleet statistics. In addition, we also have two 747-400 and three 767-300ER passenger aircraft. Our operating model deploys our aircraft to drive maximum utilization and value from our fleet. The scale of our fleet enables us to have aircraft available globally to respond to our customers’ needs, both on a planned and ad hoc basis. We believe that this provides us with a commercial advantage over our competitors that operate with smaller and less flexible fleets.

Since November of 2011, we have taken delivery of nine new 747-8F aircraft, which have improved operating performance relative to the 747-400. The new aircraft create additional operating leverage to drive growth and to help us maintain our industry leading position for the foreseeable future. Both the 747-8F and 747-400, the current core of our ACMI segment, are industry leaders for operating performance in the intercontinental air freighter market due to cost and capacity advantages over other freighters.

During 2013, we significantly expanded our Dry Leasing business with the acquisition of three 777-200LRF aircraft. We also acquired an additional three 777-200LRF aircraft in January 2014. All six aircraft are Dry Leased to customers on a long-term basis. The addition of the 777 freighters further diversifies our business mix with leading-edge technology.

Stable base of contractual revenue and reduced operational risk:

Our focus on providing long-term contracted aircraft and operating solutions to customers stabilizes our revenues and reduces our operational risk. Typically, ACMI and CMI contracts with customers generally range from two to five years, although some contracts have shorter or longer durations. Under ACMI, CMI and Dry Leasing, our customers assume fuel, Yield and demand risk resulting in reduced operational risk for AAWW. ACMI, CMI and Dry Leasing contracts typically provide us with a guaranteed minimum level of revenue and target level of profitability.

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

Our mix of aircraft is closely aligned with our customer needs. We believe that our new 747-8F aircraft and our existing 747-400 fleet are well-suited to meet the current and anticipated requirements of our customers.

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

We have expanded our Dry Leasing business with the recent addition of six modern, efficient 777-200LRF aircraft and will continue to explore opportunities to invest in additional aircraft.

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

Our Continuous Improvements efforts during 2013 have reduced costs, compared to 2012, in the following areas: Maintenance, from our engine and spare part purchase programs rather than incurring more expensive repairs for existing parts; Passenger and ground handling, from reduced catering rates; Travel, from reduced rates negotiated with vendors; and rate reductions on various other operating expenses through procurement initiatives.

Selectively pursue and evaluate future acquisitions and alliances:

From time to time, we explore business combinations and alliances with other cargo airlines, services providers, dry leasing and other companies to enhance our competitive position, geographic reach and service portfolio.

Business Developments

Our ACMI results for 2013, compared to 2012, were positively impacted by the following events:

•	Between March and November 2012, we began CMI flying five 767-200 freighters owned by DHL.

•	In May and July 2012, we took delivery of two 747-8F aircraft that we placed in service with Panalpina Air & Ocean Ltd (“Panalpina”) under an ACMI agreement, which replaced two 747-400F aircraft.

•	In June 2012, we began ACMI flying a 747-400F aircraft for Etihad Airways (“Etihad”), which was the first 747-400F aircraft in its global network.

•	In July 2012, we began ACMI flying an additional 747-400F aircraft for Polar and DHL, which increased the size of our fleet flying for DHL from eight to nine aircraft.

•	In October and December 2012, we took delivery of two 747-8F aircraft that we placed into ACMI service with Polar and DHL, replacing two 747-400 aircraft.

•	In January and February 2013, we began CMI flying two new 767-300ERF aircraft owned by DHL.

•	In April 2013, we began ACMI flying a 747-400F aircraft for Chapman Freeborn Airchartering Ltd. (“Chapman Freeborn”), which was the first dedicated 747-400F aircraft in its network.

•	In May 2013, we took delivery of a 747-8F aircraft that we placed into ACMI service with Etihad, which was the first 747-8F aircraft in its global network.

•

In July 2013, we began CMI flying a VIP-configured 767-200 passenger aircraft owned by MLW Air. MLW Air’s 767-200 is the only all-first class 767 commercial charter aircraft with worldwide operations registered with the FAA.

•	In September 2013, we began ACMI flying a 747-400F for Astral Aviation Limited (“Astral Aviation”), which was the first 747-400F aircraft in its global network.

In December 2013, we signed an ACMI agreement for a 747-8F aircraft with BST Logistics (Hong Kong) Company Limited, a business partner of Navitrans International Freight Forwarding Co., Ltd. Service is expected to begin in February 2014.

In January 2014, British Airways notified us that they would be terminating our ACMI agreement and returning three 747-8F aircraft in April 2014. As a result, British Airways is required to pay early termination fees. We expect to deploy these aircraft in profitable revenue operations once redelivered to us.

AMC Charter Cargo and Passenger Block Hours have been negatively impacted by reduced demand from the AMC, which continued to decline during 2013 and is expected to decline further in 2014.

Commercial Charter Block Hours increased significantly during 2013, reflecting our redeployment of 747-400 aircraft from ACMI during remarketing periods and the deployment of a 747-8F aircraft until its placement with an ACMI customer. However, Commercial Charter Yields have been negatively impacted by softer demand and excess capacity in the air cargo market for most of 2013. In addition, Commercial Charter has been negatively impacted by a reduction in the number of one-way AMC missions and a change in the proportion of those missions from outbound U.S. to inbound U.S. These changes reduced the opportunity to use return legs for Commercial Charters.

As a result of changes in AMC and Commercial Charter demand, we continually assess opportunities for our 747-400 freighter aircraft and will make adjustments to our capacity as necessary. Some of these actions may involve grounding or disposing of aircraft, which could result in asset impairments or other charges in future periods. In December 2013, we permanently parked two 747-400BCF aircraft that we leased due to 747-8F aircraft delivery delays. With the completed deliveries of our 747-8F aircraft and the reduction in AMC and Commercial Charter demand, these two aircraft are no longer needed. As a result, we recorded a special charge of $17.8 million related to the early termination of the operating leases.

In March and July 2013, Titan purchased three recently-manufactured Boeing 777-200LRF aircraft that are Dry Leased to customers on a long-term basis.

In January 2014, Titan purchased three additional recently-manufactured Boeing 777-200LRF aircraft that are Dry Leased to a customer on a long-term basis.

Results of Operations

Years Ended December 31, 2013 and 2012

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics in:

	2013	2012	Increase / (Decrease)	Percent Change
Block Hours
ACMI	115,358	107,130	8,228	7.7%
AMC Charter:
Cargo	6,331	10,423	(4,092)	(39.3)%
Passenger	10,718	12,024	(1,306)	(10.9)%
Commercial Charter	25,480	21,965	3,515	16.0%
Other	1,050	1,165	(115)	(9.9)%

Total Block Hours	158,937	152,707	6,230	4.1%

Revenue Per Block Hour
ACMI	$6,545	$6,368	$177	2.8%
AMC Charter	$20,901	$21,743	$(842)	(3.9)%
Cargo	$22,299	$23,677	$(1,378)	(5.8)%
Passenger	$20,075	$20,066	$9	NM
Commercial Charter	$19,471	$20,500	$(1,029)	(5.0)%
Fuel
AMC
Average fuel cost per gallon	$3.57	$3.35	$0.22	6.6%
Fuel gallons consumed (000s)	42,164	58,178	(16,014)	(27.5)%
Commercial Charter
Average fuel cost per gallon	$3.14	$3.32	$(0.18)	(5.4)%
Fuel gallons consumed (000s)	82,785	72,834	9,951	13.7%
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	7.8	4.3	3.5	81.4%
747-400 Cargo	14.4	16.4	(2.0)	(12.2)%
767-300 Cargo	1.8	—	1.8	NM
767-200 Cargo	5.0	2.5	2.5	100.0%
747-400 Passenger	1.3	1.1	0.2	18.2%
767-300 Passenger	0.2	0.1	0.1	100.0%
767-200 Passenger	0.5	—	0.5	NM

Total	31.0	24.4	6.6	27.0%
AMC Charter
747-400 Cargo	2.5	2.9	(0.4)	(13.8)%
747-200 Cargo	—	0.2	(0.2)	(100.0)%
747-400 Passenger	1.5	1.7	(0.2)	(11.8)%
767-300 Passenger	2.6	2.3	0.3	13.0%

Total	6.6	7.1	(0.5)	(7.0)%

	2013	2012	Increase / (Decrease)	Percent Change
Commercial Charter
747-8F Cargo	0.6	—	0.6	NM
747-200 Cargo	—	0.2	(0.2)	(100.0)%
747-400 Cargo	7.8	5.8	2.0	34.5%
747-400 Passenger	0.2	0.2	—	NM
767-300 Passenger	0.2	0.2	—	NM

Total	8.8	6.4	2.4	37.5%
Dry Leasing
777-200 Cargo	1.7	—	1.7	NM
757-200 Cargo	1.0	1.0	—	NM
737-300 Cargo	1.0	0.4	0.6	150.0%
737-800 Passenger	2.0	2.0	—	NM

Total	5.7	3.4	2.3	67.6%
	—

Total Operating Aircraft	52.1	41.3	10.8	26.2%

Out-of-service**	0.9	—	0.9	NM

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft are completely unencumbered.

NM represents year-over-year changes are not meaningful.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$755,008	$682,189	$72,819	10.7%
AMC Charter	356,340	488,063	(131,723)	(27.0)%
Commercial Charter	496,112	450,277	45,835	10.2%
Dry Leasing	35,168	11,843	23,325	197.0%
Other	14,272	13,660	612	4.5%

Total Operating Revenue	$1,656,900	$1,646,032	$10,868	0.7%

ACMI revenue increased $72.8 million, or 10.7%, primarily due to the entry of 747-8F aircraft into service and increased CMI flying, partially offset by the redeployment of 747-400 aircraft into other segments. ACMI Block Hours were 115,358 in 2013, compared to 107,130 in 2012, an increase of 8,228 Block Hours, or 7.7%. The increase in Block Hours was primarily driven by the start-up of ACMI 747-8F flying for DHL in October 2012 and Etihad in May 2013, as well as the start-up of ACMI 747-400 flying for Chapman Freeborn in April 2013 and Etihad in June 2012. The increase in Block Hours was also driven by the start-up of CMI flying of two 767-300 cargo aircraft for DHL in the first quarter of 2013, five 767-200 cargo aircraft for DHL during 2012 and one 767-200 passenger aircraft for MLW Air in July 2013, as well as an increase in CMI flying for Boeing. In addition, we utilized our passenger aircraft to provide short-term ACMI flying for other airlines. Partially offsetting these increases was the deployment of certain 747-400 cargo aircraft to other segments. ACMI Revenue per Block Hour was $6,545 for 2013, compared to $6,368 in 2012, an increase of $177 per Block Hour, or 2.8%. The increase in Revenue per Block Hour primarily reflects the impact of higher rates on an increased number of 747-8F aircraft, partially offset by lower rates on increased CMI flying.

AMC Charter revenue decreased $131.7 million, or 27.0%, primarily driven by a reduction in both AMC Charter Cargo and Passenger flying. AMC Charter Block Hours were 17,049 in 2013 compared to 22,447 in 2012, a decrease of 5,398 Block Hours, or 24.0%. The decrease in AMC Charter Block Hours was primarily driven by reduced cargo and passenger demand from the AMC. AMC Charter Revenue per Block Hour was $20,901 in 2013 compared to $21,743 in 2012, a decrease of $842 per Block Hour, or 3.9%, primarily due to a higher proportion of Block Hours flown on passenger aircraft and a change in the number and direction of one-way AMC missions. Partially offsetting these decreases was an increase in the average “pegged” fuel price during 2013. For 2013, the AMC average “pegged” fuel price was $3.57 per gallon compared to $3.35 in 2012. The “pegged” fuel price is set by the AMC and the impact to revenue from changes in the “pegged” fuel price is generally offset by a corresponding impact to fuel expense.

Commercial Charter revenue increased $45.8 million, or 10.2%, due to an increase in Block Hours, partially offset by a decrease in Revenue per Block Hour. Commercial Charter Block Hours were 25,480 in 2013, compared to 21,965 in 2012, representing an increase of 3,515 Block Hours, or 16.0%. The increase in Block Hours was primarily due to the deployment of 747-400 and a 747-8F cargo aircraft during ACMI marketing periods and a change in the number and direction of one-way AMC missions. Revenue per Block Hour was $19,471 for 2013, compared to $20,500 in 2012, a decrease of $1,029 per Block Hour, or 5.0%. This reflects the impact of lower Yields from softer demand and excess capacity in the air cargo market, lower fuel prices and the impact of a reduction in Commercial Charter return legs of one-way AMC missions. Partially offsetting these decreases were higher rates on 747-8F aircraft and passenger charters for sporting events, concert tours, VIP and other private charters.

Dry Leasing revenue increased $23.3 million, or 197.0%, primarily due to the acquisition of one 777-200LRF aircraft in March 2013 and two 777-200LRF aircraft in July 2013 that are leased to customers on a long-term basis.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$410,353	$436,618	$(26,265)	(6.0)%
Salaries, wages and benefits	299,136	293,881	5,255	1.8%
Maintenance, materials and repairs	162,972	165,069	(2,097)	(1.3)%
Aircraft rent	160,415	154,968	5,447	3.5%
Navigation fees, landing fees and other rent	90,733	71,698	19,035	26.5%
Depreciation and amortization	86,389	62,475	23,914	38.3%
Passenger and ground handling services	72,503	69,886	2,617	3.7%
Travel	61,420	56,461	4,959	8.8%
Loss (gain) on disposal of aircraft	351	(2,417)	(2,768)	(114.5)%
Special charge	18,642	—	18,642	NM
Other	107,196	110,902	(3,706)	(3.3)%

Total Operating Expenses	$1,470,110	$1,419,541

Aircraft fuel decreased $26.3 million, or 6.0%, primarily due to reduced AMC fuel consumption and fuel price decreases in Commercial Charter, partially offset by increases in Commercial Charter fuel consumption and AMC fuel prices. AMC fuel consumption decreased by 16.0 million gallons, or 27.5%, reflecting the decrease in

Block Hours operated and a higher proportion of Block Hours flown on smaller 767 passenger aircraft. The average fuel price per gallon for the AMC Charter business was $3.57 for 2013, compared to $3.35 in 2012, an increase of 6.6%. Commercial Charter fuel consumption increased by 10.0 million gallons, or 13.7%, primarily driven by the increase in Block Hours operated. The average fuel price per gallon for the Commercial Charter business was $3.14 for 2013, compared to $3.32 in 2012, a decrease of 5.4%. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $5.3 million, or 1.8%, primarily driven by costs to support additional aircraft operating in 2013.

Maintenance, materials and repairs decreased by $2.1 million, or 1.3%, primarily driven by a decrease of $19.6 million for 747-400 aircraft, partially offset by increases of $13.4 million for 747-8F aircraft and $5.5 million for 767 aircraft. Heavy Maintenance expense on 747-400 aircraft decreased approximately $6.0 million primarily due to a reduction in D Checks and engine overhauls compared to 2012. Heavy Maintenance expense on 767 aircraft increased approximately $2.6 million primarily due to an increase in the number of C Checks in 2013. Non-heavy Maintenance expense on 747-400 aircraft decreased $1.9 million. Line Maintenance expense increased $11.2 million for 747-8F aircraft and $2.8 million for 767 aircraft primarily driven by increased flying. Line Maintenance expense decreased $11.7 million for 747-400 aircraft primarily driven by decreased flying. Heavy airframe maintenance events and engine overhauls for 2013 and 2012 were:

Heavy Maintenance Events	2013	2012	Increase / (Decrease)
747-8F C Checks	3	—	3
747-400 C Checks	12	11	1
747-400 D Checks	1	3	(2)
767 C Checks	3	—	3
CF6-80 engine overhauls	12	14	(2)

Aircraft rent increased $5.4 million, or 3.5%, primarily due to return condition obligations incurred prior to permanently parking two leased 747-400BCFs in December 2013.

Navigation fees, landing fees and other rent increased $19.0 million, or 26.5%, primarily due to an increase in purchased capacity from subcontracting certain Commercial Charter flights and a higher proportion of flying to commercial airports relative to military bases during 2013. We reclassified purchased capacity from Aircraft rent to Navigation fees, landing fees, and other rent and reclassified previously reported amounts to conform to the current period’s presentation.

Depreciation and amortization increased $23.9, or 38.3%, primarily due to additional operating aircraft in 2013.

Passenger and ground handling services increased $2.6 million, or 3.7%, primarily due to higher rates for ground handling from Commercial Charter flying to more expensive locations, partially offset by a reduction in rates for passenger catering during 2013.

Travel increased $5.0 million, or 8.8%, primarily due to increased travel for crew related to increased flying during 2013.

Special charge in 2013 represents a lease termination charge of $17.8 million related to two leased 747-400BCFs that were permanently parked in December 2013 and an impairment charge of $0.8 million related to a customer relationship intangible asset (see Note 4 to our Financial Statements).

Other decreased $3.7 million, or 3.3%, primarily due to a decrease in commission expense on lower AMC Charter revenue.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(19,813)	$(19,636)	$177	0.9%
Interest expense	83,659	64,532	19,127	29.6%
Capitalized interest	(2,350)	(18,727)	(16,377)	(87.5)%
Loss on early extinguishment of debt	5,518	576	4,942	NM
Other expense (income), net	1,954	(5,529)	7,483	NM

Interest expense increased $19.1 million, or 29.6%, primarily due to an increase in our average debt balances related to the financing of aircraft purchases throughout 2012 and 2013.

Capitalized interest decreased $16.4 million, or 87.5%, resulting from 747-8F aircraft that entered service.

Loss on early extinguishment of debt was primarily related to the refinancing of term loans with lower rate notes (see Note 7 to our Financial Statements).

Other expense (income), net increased $7.5 million, primarily due to an insurance gain of $6.3 million related to flood damage at a warehouse in 2012.

Income taxes. Our effective income tax rates were 20.2% in 2013 and 36.8% in 2012. During 2013, we recognized income tax benefits related to extraterritorial income (“ETI”) from certain of our aircraft based on a decision in a court case and also related to our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S. That assertion is expected to provide an ongoing benefit to our effective income tax rate. In addition, the reduction in the effective rate reflected the net impact of resolution of income tax liabilities in both periods.

Segments

We use an economic performance metric (“Direct Contribution”) representing Income (loss) before taxes excluding Special charges, pre-operating expenses, nonrecurring items, gains and losses on the disposal of aircraft, Loss on early extinguishment of debt, unallocated revenue and unallocated costs, which shows the profitability of each segment after allocation of direct operating and ownership costs. The following table compares the Direct Contribution for our reportable segments (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$227,829	$191,497	$36,332	19.0%
AMC Charter	52,489	99,591	(47,102)	(47.3)%
Commercial Charter	57	32,079	(32,022)	(99.8)%
Dry Leasing	14,017	4,598	9,419	204.8%

Total Direct Contribution	$294,392	$327,765	$(33,373)	(10.2)%

Unallocated income and expenses, net	$152,059	$124,331	$27,728	22.3%

ACMI Segment

ACMI Direct Contribution increased $36.3 million, or 19.0%, primarily due to higher profitability on our new 747-8F aircraft and increased CMI flying for DHL and Boeing during 2013, partially offset by the redeployment of 747-400 aircraft into other segments.

AMC Charter Segment

AMC Charter Direct Contribution decreased $47.1 million, or 47.3%, primarily due to a decrease in Block Hours resulting from lower AMC cargo demand and lower rates from a change in the number and direction of one-way AMC missions. In addition, AMC Charter Direct Contribution was impacted by a reduction in passenger demand.

Commercial Charter Segment

Commercial Charter Direct Contribution decreased $32.0 million, primarily due to a reduction in Revenue per Block Hour driven by softer demand, excess capacity in the air cargo market and a reduction in Commercial Charter return legs of one-way AMC missions. Partially offsetting these items was an increase in Block Hours, primarily due to the redeployment of 747-400 and 747-8F aircraft during ACMI marketing periods, and higher rates on 747-8F aircraft and passenger charters for sporting events, concert tours, VIP and other private charters. In addition, Commercial Charter Direct Contribution was negatively impacted by increased aircraft ownership costs from the deployment of 747-400 cargo aircraft into this segment, increases in volume-driven operating expenses, higher costs from flying to more expensive locations and increased heavy maintenance expense.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $9.4 million, primarily due the addition of one 777-200LRF aircraft in March 2013 and two 777-200LRF aircraft in July 2013 that are being leased to customers on a long-term basis.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $27.7 million, or 22.3%, primarily due to a reduction in capitalized interest of $16.4 million on 747-8F aircraft that entered service, an insurance gain related to flood damage at a warehouse in 2012 and an increase in employee costs to support additional aircraft.

Years Ended December 31, 2012 and 2011

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics in:

	2012	2011	Increase/ (Decrease)	Percent Change
Block Hours
ACMI	107,130	102,695	4,435	4.3%
AMC Charter:
Cargo	10,423	17,840	(7,417)	(41.6)%
Passenger	12,024	1,368	10,656	NM
Commercial Charter	21,965	13,879	8,086	58.3%
Other	1,165	1,273	(108)	(8.5)%

Total Block Hours	152,707	137,055	15,652	11.4%

	2012	2011	Increase/ (Decrease)	Percent Change
Revenue Per Block Hour
ACMI	$6,368	$6,159	$209	3.4%
AMC Charter	$21,743	$23,049	$(1,306)	(5.7)%
Cargo	$23,677	$22,739	$938	4.1%
Passenger	$20,066	$27,086	$(7,020)	(25.9)%
Commercial Charter	$20,500	$21,581	$(1,081)	(5.0)%
Fuel
AMC
Average fuel cost per gallon	$3.35	$3.63	$(0.28)	(7.7)%
Fuel gallons consumed (000s)	58,178	60,976	(2,798)	(4.6)%
Commercial Charter
Average fuel cost per gallon	$3.32	$3.29	$0.03	0.9%
Fuel gallons consumed (000s)	72,834	50,872	21,962	43.2%
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	4.3	0.2	4.1	NM
747-400 Cargo	16.4	20.3	(3.9)	(19.2)%
747-200 Cargo	—	0.2	(0.2)	NM
767-200 Cargo	2.5	—	2.5	NM
747-400 Passenger	1.1	1.0	0.1	10.0%
767-300 Passenger	0.1	—	0.1	NM

Total	24.4	21.7	2.7	12.4%
AMC Charter
747-400 Cargo	2.9	1.6	1.3	81.3%
747-200 Cargo	0.2	3.5	(3.3)	(94.3)%
747-400 Passenger	1.7	0.8	0.9	112.5%
767-300 Passenger	2.3	—	2.3	NM

Total	7.1	5.9	1.2	20.3%
Commercial Charter
747-400 Cargo	5.8	2.0	3.8	190.0%
747-200 Cargo	0.2	1.7	(1.5)	(88.2)%
747-400 Passenger	0.2	—	0.2	NM
767-300 Passenger	0.2	—	0.2	NM

Total	6.4	3.7	2.7	73.0%
Dry Leasing
757-200 Cargo	1.0	1.0	—	NM
737-300 Cargo	0.4	—	0.4	NM
737-800 Passenger	2.0	1.2	0.8	66.7%

Total	3.4	2.2	1.2	54.5%

Total Operating Aircraft	41.3	33.5	7.8	23.3%

Out-of-service**	—	0.4	(0.4)	NM

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft are completely unencumbered.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2012	2011	Increase/ (Decrease)	Percent Change
Operating Revenue
ACMI	$682,189	$632,509	$49,680	7.9%
AMC Charter	488,063	442,725	45,338	10.2%
Commercial Charter	450,277	299,528	150,749	50.3%
Dry Leasing	11,843	9,695	2,148	22.2%
Other	13,660	13,759	(99)	(0.7)%

Total Operating Revenue	$1,646,032	$1,398,216	$247,816	17.7%

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

Dry Leasing revenue was relatively unchanged.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$436,618	$388,579	$48,039	12.4%
Salaries, wages and benefits	293,881	261,844	32,037	12.2%
Maintenance, materials and repairs	165,069	167,749	(2,680)	(1.6)%
Aircraft rent	154,968	159,362	(4,394)	(2.8)%
Navigation fees, landing fees and other rent	71,698	54,786	16,912	30.9%
Depreciation and amortization	62,475	39,345	23,130	58.8%
Passenger and ground handling services	69,886	31,460	38,426	122.1%
Travel	56,461	44,037	12,424	28.2%
Gain on disposal of aircraft	(2,417)	(364)	2,053	NM
Special charge	—	5,441	(5,441)	NM
Other	110,902	94,877	16,025	16.9%

Total Operating Expenses	$1,419,541	$1,247,116

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

Aircraft rent decreased $4.4 million, or 2.8%, primarily due to subcontracting certain Commercial Charter and AMC flights with our ACMI customers during the second and third quarters of 2012, partially offset by the purchase of engines in 2012 that were previously leased.

Navigation fees, landing fees and other rent increased $16.9 million, or 30.9%, primarily due to increased flying during 2012.

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

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) (in thousands):

	2012	2011	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(19,636)	$(20,193)	$(557)	(2.8)%
Interest expense	64,532	42,120	22,412	53.2%
Capitalized interest	(18,727)	(27,636)	(8,909)	(32.2)%
Loss on early extinguishment of debt	576	—	576	NM
Other expense (income), net	(5,529)	(180)	5,349	NM

Interest expense increased $22.4 million, or 53.2%, primarily due to an increase in our average debt balances related to the financing of three 747-8F aircraft during the fourth quarter of 2011 and four 747-8F aircraft throughout 2012.

Capitalized interest decreased $8.9 million, or 32.2%, resulting from 747-8F aircraft that entered service.

Other expense (income), net increased $5.3 million, primarily due to an insurance gain of $6.3 million related to flood damage at a warehouse in 2012, partially offset by an unrealized loss on a foreign currency denominated deposit in Brazil (see Note 12 to our Financial Statements).

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

Reconciliation of GAAP to non-GAAP Financial Measures

To supplement our Financial Statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we present certain non-GAAP financial measures to assist in the evaluation of our business performance. These non-GAAP financial measures include Adjusted Net Income Attributable to Common Stockholders and adjusted diluted earnings per share (“Adjusted Diluted EPS”), which exclude certain items that impact year-over-year comparisons of our results. These non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

We use these non-GAAP financial measures in assessing the performance of our ongoing operations and in planning and forecasting future periods. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our business results and assessing our prospects for future performance.

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP financial measures (in thousands, except per share data):

	2013	2012	Percent Change
Net Income Attributable to Common Stockholders	$93,837	$129,927	(27.8%)
After-tax impact from:
Special charge (a)	11,714	—
Loss on early extinguishment of debt (b)	5,160	367
Fleet retirement costs (c)	—	2,252
ETI tax benefit	(14,160)	—
Insurance gain (d)	—	(4,032)
Loss (gain) on disposal of aircraft	224	(1,540)

Adjusted Net Income Attributable to Common Stockholders	$96,775	$126,974	(23.8%)

Diluted EPS	$3.66	$4.89	(25.2%)
After-tax impact from:
Special charge (a)	0.46	—
Loss on early extinguishment of debt (b)	0.20	0.01
Fleet retirement costs (c)	—	0.08
ETI tax benefit	(0.55)	—
Insurance gain (d)	—	(0.15)
Loss (gain) on disposal of aircraft	0.01	(0.06)

Adjusted Diluted EPS	$3.78	$4.78 †	(20.9%)

	2012	2011	Percent Change
Net Income Attributable to Common Stockholders	$129,927	$96,083	35.2%
After-tax impact from:
Fleet retirement costs (c)	2,252	—
Pre-operating expenses (e)	—	9,455
Special charge (a)	—	3,466
Loss on early extinguishment of debt	367	—
Insurance gain (d)	(4,032)	—
Gain on disposal of aircraft	(1,540)	(232)

Adjusted Net Income Attributable to Common Stockholders	$126,974	$108,772	16.7%

Diluted EPS	$4.89	$3.64	34.3%
After-tax impact from:
Fleet retirement costs (c)	0.08	—
Pre-operating expenses (e)	—	0.36
Special charge (a)	—	0.13
Loss on early extinguishment of debt	0.01	—
Insurance gain (d)	(0.15)	—
Gain on disposal of aircraft	(0.06)	(0.01)

Adjusted Diluted EPS	$4.78 †	$4.12	16.0%

†	Items do not sum due to rounding.

a)	Included in Special charge in 2013 were lease termination charges related to two leased 747-400BCFs and an impairment charge for a customer relationship intangible asset. Included in Special charge in 2011 were asset impairment and employee termination charges related to the retirement of the 747-200 fleet.

b)	Loss on early extinguishment of debt was related to the financing of 747-8F and 777-200LRF aircraft.

c)	Fleet retirement costs included incremental employee costs related to the retirement of our 747-200 fleet.

d)	Insurance gain was related to flood damage at a warehouse.

e)	Pre-operating expenses in 2011 were related to the introduction of new aircraft types and included incremental costs incurred due to 747-8F aircraft delivery delays.

Liquidity and Capital Resources

Significant liquidity events in 2013 were as follows:

Treasury Stock Transactions

Between February and April 2013, we repurchased 903,301 shares for $36.5 million under an accelerated share repurchase program (“ASR”) agreement. Between May and August 2013, we repurchased 820,276 shares for $35.6 million under a second ASR agreement. See Note 15 to our Financial Statements for a discussion of our stock repurchase program.

Debt Transactions

In January 2013, we prepaid $40.2 million for the amounts outstanding under two term loans, which were due in the third quarter of 2013.

In March 2013, we entered into a term loan for $119.5 million to finance the purchase of a 777-200LRF aircraft that is Dry Leased to a customer on a long-term basis.

In March 2013, we entered into a bridge loan for $105.4 million to finance the delivery of our eighth 747-8F aircraft.

In May 2013, we entered into a note guaranteed by the Export-Import Bank of the United States (“Ex-Im Bank”) for $143.0 million to finance the delivery of our ninth 747-8F aircraft.

In July 2013, we assumed a term loan for $90.5 million to finance the purchase of a 777-200LRF aircraft that is Dry Leased to a customer on a long-term basis. In September 2013, we refinanced that term loan through the issuance of fixed-rate notes.

In July 2013, we entered into a term loan for $110.0 million to finance the purchase of a 777-200LRF aircraft that is Dry Leased to a customer on a long-term basis.

Operating Activities. Net cash provided by operating activities for 2013 was $305.0 million, compared to $258.5 million for 2012. The increase primarily reflects changes in the timing of working capital.

Investing Activities. Net cash used for investing activities was $590.0 million for 2013, consisting primarily of $573.4 million of purchase deposit and delivery payments for flight equipment, which included $2.4 million of capitalized interest, and $29.5 million of core capital expenditures, excluding flight equipment. Partially offsetting these investing activities were $9.1 million of proceeds from insurance. Purchase deposit and delivery payments for flight equipment were primarily related to the purchase of two 747-8F cargo aircraft, three 777-200LRF cargo aircraft, and spare engines. All capital expenditures for 2013 were funded through working capital, except for the aircraft financed as discussed above. Net cash used for investing activities was $547.8 million for 2012, consisting primarily of $520.8 million of purchase deposit and delivery payments for flight equipment, which included $18.7 million of capitalized interest on our 747-8F aircraft order, $31.3 million of core capital expenditures and $6.7 million from investments in debt securities. Partially offsetting these investing activities were $4.3 million of proceeds from short-term investments, $3.3 million of proceeds from insurance and $3.2 million of proceeds from disposal of aircraft.

Financing Activities. Net cash provided by financing activities was $197.0 million for 2013, which primarily reflected the proceeds from debt issuance of $709.5 million and a $21.9 million refund from prepayments for the two ASRs, partially offset by $412.2 million of payments on debt obligations, $81.0 million related to the purchase of treasury stock, $21.9 million related to prepayments under the two ASRs and $19.8 million of debt issuance costs. The proceeds from debt issuance and payments of debt obligations reflect the refinancing of $231.0 million in term loans with two Ex-Im Bank guaranteed notes. Net cash provided by financing activities was $512.0 million for 2012, which primarily reflected the proceeds from debt issuance of $1,211.6 million, partially offset by $662.6 million of payments on debt obligations and $34.1 million of debt issuance costs. The proceeds from debt issuance and payments of debt obligations reflect the refinancing of $570.7 million in term loans under an Ex-Im Bank facility with four Ex-Im Bank guaranteed notes.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund capital expenditures for 2014 and to repurchase shares of our stock. Core capital expenditures for 2014 are expected to be approximately $50.0 million, which excludes flight equipment and capitalized interest. In January 2014, we entered into six term loans in the aggregate amount of $432.0 million to finance the purchase of three 777-200LRF aircraft that are Dry Leased to a customer on a long-term basis. In addition, we refinanced the bridge loan for our eighth 747-8F with an Ex-Im Bank guaranteed note for $140.6 million in January 2014.

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

Contractual Obligations

The table below provides details of our balances available under credit agreements and future cash contractual obligations as of December 31, 2013 (in millions):

	Available Credit	Total Obligations	Payments Due by Period
			2014	2015 - 2016	2017 - 2018	Thereafter
Debt (1)	$151.1	$1,738.0	$266.5	$318.6	$328.0	$824.9
Interest on debt (2)	—	319.0	63.2	103.0	74.9	77.9
Aircraft operating leases	—	1,251.9	131.3	260.9	260.4	599.3
Other operating leases	—	13.7	4.6	8.2	0.3	0.6

Total Contractual Obligations	$151.1	$3,322.6	$465.6	$690.7	$663.6	$1,502.7

(1)	Debt reflects gross amounts (see Note 7 to our Financial Statements for a discussion of the related unamortized discount).

(2)	Amount represents interest on fixed and floating rate debt at December 31, 2013.

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

Off-Balance Sheet Arrangements

Thirteen of our forty-three operating aircraft are under operating leases (this excludes aircraft provided by CMI customers). Five are leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed price options reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that would obligate us to absorb decreases in value or entitle us to participate in increases in the value of the aircraft. We have not consolidated any of the aircraft-leasing trusts because we are not the primary beneficiary. In addition, we reviewed the other ten Atlas aircraft that are under operating leases but not financed through a trust and determined that none of them would be consolidated upon the application of accounting for consolidations. Our maximum exposure under all operating leases is the remaining lease payments, which amounts are reflected in the future lease commitments above and described in Note 8 to our Financial Statements.

There were no changes in our off-balance sheet arrangements during the fiscal year ended December 31, 2013.

Critical Accounting Policies and Estimates

General Discussion of Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies and estimates is important to understand our financial results. Our Financial Statements are prepared in conformity with GAAP. Our critical policies require management to make estimates and judgments that affect the amounts reported. Actual results may differ significantly from those estimates. The following is a brief description of our current critical accounting policies involving significant management judgment:

Accounting for Long-Lived Assets

We record our property and equipment at cost, and once assets are placed in service, we depreciate them on a straight-line basis over their estimated useful lives to their estimated residual values over periods not to exceed forty years for flight equipment (from date of original manufacture) and three to five years for ground equipment.

We record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount and the net book value of the assets exceeds their estimated fair value. In making these determinations, we use certain assumptions, including, but not limited to: (i) estimated fair value of the assets and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, revenue generated, associated costs, length of service and estimated residual values. To conduct impairment testing, we group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities. For flight equipment used in our ACMI, AMC Charter and Commercial Charter segments, assets are grouped at the operating fleet level. For flight equipment used in our Dry Leasing segment, assets are grouped on an individual basis.

In developing these estimates for flight equipment, we use industry data for the equipment types and our anticipated utilization of the assets.

Heavy Maintenance

We account for heavy maintenance costs for airframes and engines used in our ACMI, AMC Charter and Commercial Charter segments using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs. This method can result in expense volatility between quarterly and annual periods, depending on the number and type of heavy maintenance events performed.

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment using the deferral method. Under this method, we capitalize the cost of heavy maintenance events, which are depreciated on a straight-line basis over the estimated period until the next maintenance event is required.

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

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We record an allowance for doubtful accounts as our best estimate of the probable amount of credit losses resulting from the inability or unwillingness of our customers to make required payments. We review the allowance at least monthly and charge off account balances when we determine that it is probable that the receivable will not be recovered.

Legal and Regulatory Matters

We are party to legal and regulatory proceedings with respect to a variety of matters. We evaluate the likelihood of an unfavorable outcome of these proceedings each quarter. Our judgments are subjective and are based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel. Due to the inherent uncertainties of the legal and regulatory proceedings in the multiple jurisdictions in which we operate, our judgments may be different from the actual outcomes.

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

Aircraft Fuel.     Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated at a hypothetical 20% increase or decrease in the 2013 average cost per gallon of fuel. Based on actual 2013 fuel consumption for the Commercial Charter business segment, such an increase would have resulted in an increase to aircraft fuel expense of approximately $52.0 million in 2013. We have limited fuel risk on our Commercial Charter business. In the AMC Charter Segment, the contracted fuel prices are established and fixed by the AMC. We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for the AMC Charter flights exceeds the fixed price; if the price of fuel paid by us is less than the fixed price, then we pay the difference to the AMC. Therefore, we have limited exposure to changes in fuel prices in the AMC Charter Segment. ACMI and Dry Leasing do not create an aircraft fuel market risk, as the cost of fuel is borne by the customer.

Variable Interest Rates.     Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. As of December 31, 2013, approximately $216.5 million of our debt at face value had variable interest rates. If interest rates would have increased or decreased by a hypothetical 20% in the underlying rate as of December 31, 2013, our annual interest expense would have changed in 2013 by approximately $1.3 million.

Fixed Rate Debt.     On December 31, 2013, we had approximately $1.5 billion of fixed rate long-term debt. If interest rates were 20% lower than the stated rate, the fair value of this debt would have been $64.1 million higher as of December 31, 2013.

Foreign Currency.     We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition. Our largest exposure comes from the Brazilian real, the British pound and the Japanese yen.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Atlas Air Worldwide Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlas Air Worldwide Holdings, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992 Edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 12, 2014

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$321,816	$409,763
Short-term investments	10,904	10,119
Restricted cash	6,491	—
Accounts receivable, net of allowance of $1,402 and $3,172, respectively	132,159	127,704
Prepaid maintenance	31,620	22,293
Deferred taxes	54,001	26,390
Prepaid expenses and other current assets	36,962	36,726

Total current assets	593,953	632,995
Property and Equipment
Flight equipment	2,969,379	2,209,782
Ground equipment	46,951	39,230
Less: accumulated depreciation	(256,685)	(185,419)
Purchase deposits for flight equipment	69,320	147,946

Property and equipment, net	2,828,965	2,211,539
Other Assets
Long-term investments and accrued interest	130,267	140,498
Deposits and other assets	131,216	132,120
Intangible assets, net	33,858	35,533

Total Assets	$3,718,259	$3,152,685

Liabilities and Equity
Current Liabilities
Accounts payable	$65,367	$20,789
Accrued liabilities	194,292	152,467
Current portion of long-term debt	157,486	154,760

Total current liabilities	417,145	328,016
Other Liabilities
Long-term debt	1,539,139	1,149,282
Deferred taxes	371,655	315,949
Other liabilities	68,195	71,334

Total other liabilities	1,978,989	1,536,565
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 28,200,213 and 27,672,924 shares issued, 25,038,629 and 26,443,441, shares outstanding (net of treasury stock), as of December 31, 2013 and December 31, 2012, respectively	282	277
Additional paid-in-capital	561,481	544,421
Treasury stock, at cost; 3,161,584 and 1,229,483 shares, respectively	(125,826)	(44,850)
Accumulated other comprehensive loss	(10,677)	(14,263)
Retained earnings	892,513	798,676

Total stockholders’ equity	1,317,773	1,284,261
Noncontrolling interest	4,352	3,843

Total equity	1,322,125	1,288,104

Total Liabilities and Equity	$3,718,259	$3,152,685

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Operating Revenue
ACMI	$755,008	$682,189	$632,509
AMC charter	356,340	488,063	442,725
Commercial charter	496,112	450,277	299,528
Dry leasing	35,168	11,843	9,695
Other	14,272	13,660	13,759

Total Operating Revenue	1,656,900	1,646,032	1,398,216

Operating Expenses
Aircraft fuel	410,353	436,618	388,579
Salaries, wages and benefits	299,136	293,881	261,844
Maintenance, materials and repairs	162,972	165,069	167,749
Aircraft rent	160,415	154,968	159,362
Navigation fees, landing fees and other rent	90,733	71,698	54,786
Depreciation and amortization	86,389	62,475	39,345
Passenger and ground handling services	72,503	69,886	31,460
Travel	61,420	56,461	44,037
Loss (gain) on disposal of aircraft	351	(2,417)	(364)
Special charge	18,642	—	5,441
Other	107,196	110,902	94,877

Total Operating Expenses	1,470,110	1,419,541	1,247,116

Operating Income	186,790	226,491	151,100

Non-operating Expenses (Income)
Interest income	(19,813)	(19,636)	(20,193)
Interest expense	83,659	64,532	42,120
Capitalized interest	(2,350)	(18,727)	(27,636)
Loss on early extinguishment of debt	5,518	576	—
Other expense (income), net	1,954	(5,529)	(180)

Total Non-operating Expenses (Income)	68,968	21,216	(5,889)

Income before income taxes	117,822	205,275	156,989
Income tax expense	23,833	75,561	60,680

Net Income	93,989	129,714	96,309
Less: Net income (loss) attributable to noncontrolling interests	152	(213)	226

Net Income Attributable to Common Stockholders	$93,837	$129,927	$96,083

Earnings per share:
Basic	$3.67	$4.92	$3.66

Diluted	$3.66	$4.89	$3.64

Weighted average shares:
Basic	25,541	26,419	26,227

Diluted	25,627	26,549	26,422

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net Income	$93,989	$129,714	$96,309
Other comprehensive income (loss):
Interest rate derivatives:
Net change in fair value	1,386	(713)	(24,887)
Reclassification into earnings	3,064	2,652	—
Income tax benefit (expense)	(1,207)	(704)	9,034
Foreign currency translation:
Translation adjustment	700	256	(42)
Income tax benefit (expense)	—	122	22
Accumulated Postretirement Benefit Obligation:
Amortization	—	—	(442)
Income tax benefit (expense)	—	—	164

Other comprehensive income (loss)	3,943	1,613	(16,151)

Comprehensive Income	97,932	131,327	80,158
Less: Comprehensive income (loss) attributable to noncontrolling interests	509	(20)	216

Comprehensive Income Attributable to Common Stockholders	$97,423	$131,347	$79,942

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Operating Activities:
Net Income Attributable to Common Stockholders	$93,837	$129,927	$96,083
Net income (loss) attributable to noncontrolling interests	152	(213)	226

Net Income	93,989	129,714	96,309
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	101,671	72,194	47,313
Accretion of debt securities discount	(8,889)	(8,560)	(8,341)
Provision for allowance for doubtful accounts	178	837	335
Special charge	18,642	—	5,441
Loss on early extinguishment of debt	5,518	576	—
Loss (gain) on disposal of aircraft	351	(2,417)	(364)
Deferred taxes	22,856	75,365	81,616
Stock-based compensation expense	16,690	18,202	12,528
Changes in:
Accounts receivable	(6,029)	(25,217)	(12,914)
Prepaid expenses and other current assets	(4,298)	48,213	(50,303)
Deposits and other assets	4,106	(26,027)	(21,854)
Accounts payable and accrued liabilities	60,215	(24,383)	(6,808)

Net cash provided by operating activities	305,000	258,497	142,958
Investing Activities:
Capital expenditures	(29,531)	(31,266)	(37,374)
Purchase deposits and delivery payments for flight equipment	(573,416)	(520,770)	(764,268)
Changes in restricted cash	(6,491)	—	—
Investment in debt securities	—	(6,658)	—
Proceeds from short-term investments	5,569	4,342	6,165
Proceeds from insurance	9,109	3,300	—
Proceeds from disposal of aircraft	4,780	3,215	1,480

Net cash used for investing activities	(589,980)	(547,837)	(793,997)
Financing Activities:
Proceeds from debt issuance	709,484	1,211,560	360,250
Refund of accelerated share repurchase	21,886	—	—
Prepayment of accelerated share repurchase	(21,886)	—	—
Proceeds from stock option exercises	—	—	4,733
Purchase of treasury stock	(80,976)	(3,351)	(9,251)
Excess tax benefit from stock-based compensation expense	465	551	3,117
Payment of debt issuance costs	(19,769)	(34,141)	(6,980)
Payments of debt	(412,171)	(662,627)	(102,571)

Net cash provided by financing activities	197,033	511,992	249,298
Net increase (decrease) in cash and cash equivalents	(87,947)	222,652	(401,741)
Cash and cash equivalents at the beginning of period	409,763	187,111	588,852

Cash and cash equivalents at the end of period	$321,816	$409,763	$187,111

Non-cash Investing and Financing Activities:
Acquisition of flight equipment and assumed debt	$90,498	$—	$—

Acquisition of flight equipment included in Accounts payable and accrued liabilities	$21,823	$—	$—

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	$270	$(32,248)	$505,297	$458	$572,666	$1,046,443	$3,647	$1,050,090
Net Income (loss)	—	—	—	—	96,083	96,083	226	96,309
Other comprehensive income (loss)	—	—	—	(16,141)	—	(16,141)	(10)	(16,151)
Stock option and restricted stock compensation	—	—	12,528	—	—	12,528	—	12,528
Purchase of 138,443 shares of treasury stock	—	(9,251)	—	—	—	(9,251)	—	(9,251)
Exercise of 122,354 employee stock options	1	—	4,732	—	—	4,733	—	4,733
Issuance of 383,839 shares of restricted stock	4	—	(4)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	3,117	—	—	3,117	—	3,117

Balance at December 31, 2011	$275	$(41,499)	$525,670	$(15,683)	$668,749	$1,137,512	$3,863	$1,141,375

Net Income (loss)	—	—	—	—	129,927	129,927	(213)	129,714
Other comprehensive income (loss)	—	—	—	1,420	—	1,420	193	1,613
Stock option and restricted stock compensation	—	—	18,202	—	—	18,202	—	18,202
Purchase of 72,131 shares of treasury stock	—	(3,351)	—	—	—	(3,351)	—	(3,351)
Issuance of 210,808 shares of restricted stock	2	—	(2)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	551	—	—	551	—	551

Balance at December 31, 2012	$277	$(44,850)	$544,421	$(14,263)	$798,676	$1,284,261	$3,843	$1,288,104

Net Income (loss)	—	—	—	—	93,837	93,837	152	93,989
Other comprehensive income (loss)	—	—	—	3,586	—	3,586	357	3,943
Stock option and restricted stock compensation	—	—	16,690	—	—	16,690	—	16,690
Purchase of 1,932,101 shares of treasury stock	—	(80,976)	—	—	—	(80,976)	—	(80,976)
Issuance of 527,289 shares of restricted stock	5	—	(5)	—	—	—	—	—
Prepayment of accelerated share repurchase	—	—	(21,886)	—	—	(21,886)	—	(21,886)
Refund of accelerated share repurchase	—	—	21,886	—	—	21,886	—	21,886
Reversal of prior year deferred tax	—	—	(90)	—	—	(90)	—	(90)
Tax benefit on restricted stock and stock options	—	—	465	—	—	465	—	465

Balance at December 31, 2013	$282	$(125,826)	$561,481	$(10,677)	$892,513	$1,317,773	$4,352	$1,322,125

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

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

We provide outsourced aircraft and aviation operating services throughout the world, serving Africa, Asia, Australia, Europe, the Middle East, North America and South America through: (i) contractual service arrangements, including those through which we provide aircraft to customers and value-added services, including crew, maintenance and insurance (“ACMI”), as well as those through which we provide crew, maintenance and insurance, with the customer providing the aircraft (“CMI”); (ii) military charter services provided to the U.S. Military Air Mobility Command (the “AMC”) (“AMC Charter”); (iii) seasonal, commercial and ad hoc charter services (“Commercial Charter”); and (iv) dry leasing aircraft and engines (“Dry Leasing” or “Dry Lease”).

Except for per share data, all dollar amounts are in thousands unless otherwise noted.

2.     Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the amounts reported in the Financial Statements and the related disclosures. Actual results may differ from those estimates. Estimates are used in determining, among other items, asset lives and residual values, cash flows for impairment analysis, maintenance accruals, valuation allowances (including, but not limited to, those related to receivables, expendable inventory and deferred taxes), income tax accounting, business combinations and related intangible assets, stock-based compensation, self-insurance employee benefit accruals and contingent liabilities (including, but not limited to litigation accruals).

Revenue Recognition

ACMI and CMI revenue are typically recognized as the block hours are operated on behalf of a customer during a given month, as defined contractually, based on flight departure. The time interval between when an aircraft departs the terminal until it arrives at the destination terminal is measured in hours and called “Block Hours”. If a customer flies below the minimum contracted Block Hour guarantee, the contracted minimum revenue amounts are recognized as revenue. We recognize revenue for AMC and Commercial Charter upon flight departure.

We record Dry Lease rental income on a straight-line basis over the term of the operating lease. Rentals received but unearned under the lease agreements are recorded in deferred revenue and included in Accrued liabilities until earned. In certain cases, leases provide for additional rentals based on usage, which is recorded as revenue as it is earned under the terms of the lease. Usage is calculated based on hourly usage or number of flights operated, depending on the lease agreement, and is typically reported monthly by the lessee.

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

Restricted Cash

Cash that is typically restricted under secured aircraft debt agreements, whereby it can only be used to make principal and interest payments on the related debt secured by those aircraft.

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

Escrow Deposits and Letters of Credit

We had $5.7 million as of December 31, 2013 and $6.3 million as of December 31, 2012, for certain deposits required in the normal course of business for various items including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits, insurance and cash pledged under standby letters of credit related to collateral. These amounts are included in Deposits and other assets.

Long-term Investments

Long-term investments consist of debt securities, including accrued interest, for which management has the intent and ability to hold to maturity. These investments are classified as held-to-maturity and are reported at amortized cost. Interest on debt securities and accretion of discounts using the effective interest method are included in Interest income.

Expendable Parts

Expendable parts, materials and supplies for flight equipment are carried at average acquisition costs and are included in Prepaid expenses and other current assets. When used in operations, they are charged to maintenance expense. Allowances for excess and obsolescence for expendable parts expected to be on hand at the date aircraft are retired from service are provided over the estimated useful lives of the related aircraft and engines. These allowances are based on management estimates, which are subject to change as conditions in the business evolve. The net book value of expendable parts inventory was $30.9 million as of December 31, 2013 and $27.5 million at December 31, 2012. The allowance for expendable obsolescence was $11.7 million as of December 31, 2013 and $8.9 million at December 31, 2012.

Property and Equipment

We record property and equipment at cost and depreciate these assets on a straight-line basis over their estimated useful lives or average remaining fleet lives to their estimated residual values. We review these assumptions at least annually and adjust depreciation on a prospective basis. Expenditures for major additions, improvements and flight equipment modifications are generally capitalized and depreciated over the shorter of the estimated life of the improvement or the modified assets’ remaining life or remaining lease term if any modifications or improvements are made to operating lease equipment. Substantially all property and equipment is specifically pledged as collateral for our indebtedness. The estimated useful lives of our property and equipment are as follows:

Range
Flight equipment	6 to 40 years
Computer software and equipment	3 to 5 years
Ground handling equipment and other	3 to 5 years

Depreciation expense related to property and equipment was $83.9 million in 2013, $60.2 million in 2012 and $37.0 million in 2011.

The net book value of flight equipment on Dry Lease to customers was $507.1 million as of December 31, 2013 and $88.0 million as of December 31, 2012. The accumulated depreciation for flight equipment on Dry Lease to customers was $18.7 million as of December 31, 2013 and $7.9 million as of December 31, 2012.

Rotable parts are recorded in Property and equipment, net, and are depreciated over their average remaining fleet lives and written off when they are determined to be beyond economic repair. The net book value of rotable parts inventory was $97.5 million as of December 31, 2013 and $82.8 million as of December 31, 2012.

Capitalized Interest on Pre-delivery Deposits

Interest on funds used to finance the acquisition of flight equipment up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Included in capitalized interest is the interest paid on the pre-delivery deposit borrowings directly associated with the acquisition of flight equipment. The remainder of capitalized interest recorded on the acquisition of flight equipment is determined by taking the weighted average cost of funds associated with our other debt and applying it against the amounts paid as pre-delivery deposits. Pre-delivery deposits for our 747-8F aircraft included capitalized interest of $23.3 million as of December 31, 2012.

Impairment of Long-Lived Assets

We record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount and the net book value of the assets exceeds their estimated fair value. In making these determinations, we use certain assumptions, including, but not limited to: (i) estimated fair value of the assets and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, revenue generated, associated costs, length of service and estimated residual values. To conduct impairment testing, we group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities. For flight equipment used in our ACMI, AMC Charter and Commercial Charter segments, assets are grouped at the operating fleet level. For flight equipment used in our Dry Leasing segment, assets are grouped on an individual basis.

In developing these estimates for flight equipment, we use industry data for the equipment types and our anticipated utilization of the assets.

During 2011, we recorded impairment charges on our 747-200 aircraft, as well as the related engines, rotable inventory and other equipment (see Note 4).

Variable Interest Entities and Off-Balance Sheet Arrangements

We hold a 49% interest in GSS, a private company. GSS is a variable interest entity and we are the primary beneficiary of GSS for financial reporting purposes. Atlas dry leases three 747-8F owned aircraft to GSS. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. GSS provides ACMI services to British Airways Plc (“British Airways”) using these three aircraft. In January 2014, British Airways notified us that they would be terminating our ACMI agreement and returning three 747-8F aircraft in April 2014.

Our investment in GSS was $2.8 million as of December 31, 2013 and $2.9 million as of December 31, 2012 and our maximum exposure to losses from the entity is limited to our investment in GSS and any operating losses of GSS. GSS does not have any third-party debt obligations.

We hold a 50% interest in Global Aviation Technical Solutions Co, Ltd. (“GATS”), a joint venture with an unrelated third party. The purpose of the joint venture is to purchase rotable parts and provide repair services for those parts, primarily for our 747-8F aircraft. The joint venture is a variable interest entity and we have not consolidated GATS because we are not the primary beneficiary as we do not exercise financial control. Our investment in GATS was $13.2 million as of December 31, 2013 and $12.3 million as of December 31, 2012 and our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts. GATS does not have any third-party debt obligations.

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

Debt Issuance Costs

Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method of amortization. Amortization of debt issuance costs was $7.5 million in 2013, $2.2 million in 2012 and $0.5 million in 2011, and was included as a component of Interest expense.

Heavy Maintenance

We account for heavy maintenance costs for airframes and engines used in our ACMI, AMC Charter and Commercial Charter segments using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs. This method can result in expense volatility between quarterly and annual periods, depending on the number and type of heavy maintenance events performed.

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment using the deferral method. Under this method, we capitalize the cost of heavy maintenance events, which are depreciated on a straight-line basis over the estimated period until the next maintenance event is required.

Prepaid Maintenance Deposits

Certain of our aircraft financing agreements require security deposits to our finance providers to ensure that we perform major maintenance as required. These are substantially refundable to us and are, therefore, accounted for as deposits and included in Prepaid maintenance and in Deposits and other assets. Such amounts were $48.8 million as of December 31, 2013 and $58.2 million at December 31, 2012.

Foreign Currency

While most of our revenues are denominated in U.S. dollars, our results of operations may be exposed to the effect of fluctuations in the U.S. dollar value of foreign currency-denominated operating revenues and expenses. Our largest exposures come from the Brazilian real, British pound and Japanese yen. We do not currently have a foreign currency hedging program related to our foreign currency-denominated transactions. Gains or losses resulting from foreign currency transactions are included in Non-operating expenses (income).

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

Litigation Accruals

We are party to certain legal and regulatory proceedings with respect to a variety of matters. We evaluate the likelihood of an unfavorable outcome of these proceedings under accounting guidance for contingencies. These judgments are subjective based on numerous factors, which may include the status of the legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel. The actual outcomes of these proceedings may differ materially from our judgments. Legal costs are accrued as incurred and recorded in Other operating expenses.

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

The following table summarizes interest and income taxes paid:

	2013	2012	2011
Interest paid	$68,026	$54,790	$37,616
Income taxes paid, net of refunds	$238	$(27,371)	$4,236

Reclassifications

Certain reclassifications have been made to prior periods’ consolidated financial statement amounts and related note disclosures to conform to the current year’s presentation.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring additional information about reclassification adjustments out of accumulated other comprehensive income, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The new guidance was effective as of the beginning of 2013 and its adoption did not have any impact on our financial condition, results of operations or cash flows.

In July 2013, the FASB issued updated income tax presentation guidance that requires entities to net unrecognized tax benefits with certain deferred tax assets when specific requirements are met. We adopted this guidance effective December 31, 2013 and its adoption did not have a material impact on our financial condition, results of operations or cash flows.

3.     DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”), holds a 49% equity interest and a 25% voting interest in Polar. Polar is a variable interest entity and we do not consolidate Polar because we are not the primary beneficiary as the risks associated with the direct costs of operation are with DHL. Under a 20-year blocked space agreement (the “BSA”), Polar provides air cargo capacity to DHL. In addition to the BSA, Atlas and Polar have a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. Under the flight services agreement, Atlas provides Polar with crew, maintenance and insurance for the aircraft. Under other separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. DP has guaranteed DHL’s (and Polar’s) obligations under the various transaction agreements described above. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to herein as the “DHL Agreements”. The DHL Agreements provide us with a guaranteed revenue stream from 747-400 aircraft that have been dedicated to Polar for outsourced airport-to-airport wide-body cargo aircraft solutions for the benefit of DHL and other customers’ freight due to monthly minimum Block Hour guarantees over the life of the agreements.

In accordance with the DHL Agreements, Polar flies for DHL’s trans-Pacific express network and DHL provides financial support and also assumed the risks and rewards of the operations of Polar. In addition to its trans-Pacific routes, Polar is also flying between the Asia Pacific regions, Middle East and Europe on behalf of DHL and other customers.

The BSA established DHL’s capacity purchase commitments on Polar flights. DHL has the right to terminate the 20-year BSA at the tenth and fifteenth anniversaries of commencement, which was on October 27, 2008. Either party may terminate for cause (as defined) at any time. With respect to DHL, “cause” includes Polar’s inability to meet certain departure and arrival criteria for an extended period of time and upon certain change-of-control events, in which case DHL may be entitled to liquidated damages from Polar. Under such circumstances, DHL is further entitled to have an affiliate assume any or all of the six 747-400 freighter Dry Leases for the remainder of the term under each such Dry Lease, with Polar liable up to an agreed amount of such lease obligations. In the event of any termination during the Dry Lease term, DHL is required to pay the lease obligations for the remainder of the head lease and guarantee Polar’s performance under the leases.

In addition to the six 747-400 freighter aircraft there are two 747-8F aircraft operated by Polar, and one additional 747-400 freighter aircraft is operated by Atlas to support the Polar network and DHL through an alliance agreement whereby Atlas provides ACMI services to Polar as of December 31, 2013. We also provide charter capacity to Polar on an as-needed basis. Except for any liquidated damages that we could incur as described above, we do not have any continuing financial exposure to fund debt obligations or operating losses of Polar. The following table summarizes our transactions with Polar:

Revenue and Expenses:	2013	2012	2011
ACMI segment revenue from Polar	$283,021	$259,757	$228,896
Other revenue from Polar	$11,380	$11,349	$11,349
Ground handling and airport fees paid to Polar	$1,174	$1,654	$1,683

Accounts receivable/payable as of December 31:	2013	2012
Receivables from Polar	$4,249	$4,264
Payables to Polar	$3,464	$140

Aggregate Carrying Value of Polar Investment as of December 31:	2013	2012
	$4,870	$4,870

4.     Special Charge

In December 2013, we permanently parked two 747-400BCF aircraft that we had leased following 747-8F aircraft delivery delays. With the completed deliveries of our 747-8F aircraft and the reduction in AMC and Commercial Charter demand, these two aircraft are no longer needed. As a result, we recorded a special charge of $17.8 million related to the early termination of the operating leases. Substantially all cash payments related to this charge are expected to be paid by 2015.

In January 2014, British Airways notified us that they would be terminating our ACMI agreement and returning three 747-8F aircraft in April 2014. We recorded an impairment charge of $0.8 million at December 31, 2013 related to a customer relationship intangible asset.

We record impairment charges on long-lived assets used in operations when events and circumstances (“Triggering Events”) indicate that the assets may be impaired. In 2011, we determined that Triggering Events occurred, performed an impairment test and concluded that the carrying value of our 747-200 fleet was no longer recoverable.

We viewed the 747-200 fleet, as well as the related engines, rotable inventory and other equipment as one asset group in developing our cash flow models. In determining fair value, we considered the effects of the current market environment, age of the assets, marketability and excess capacity. Our estimate of fair value was not based on distressed sales or forced liquidations. Instead, it appropriately considered the current market conditions in conjunction with other indicators and represents a Level 3 input, as defined in Note 10. The fair value for each of the aircraft and spare engines remaining in service was adjusted based on estimates of maintenance status. For engines and airframes that are permanently parked, fair value was determined to be scrap value.

In 2011, we recorded a fleet retirement charge of $5.4 million. Of this amount, $4.1 million related to an impairment of the 747-200 fleet, as well as the related engines, rotable inventory and other equipment to their estimated fair value or scrap value, as appropriate. All 747-200 aircraft and related spare engines have been sold. In addition, we recorded a $1.3 million charge related to employee termination benefits for 747-200 crewmembers.

5.     Intangible Assets, net

The following table presents our Intangible assets, net as of December 31:

	2013	2012
Fair value adjustment on operating leases	$45,531	$45,531
Lease intangibles	14,230	10,205
Customer relationship	—	2,438
Less: accumulated amortization	(25,903)	(22,641)

	$33,858	$35,533

Fair value adjustment on operating leases represents the capitalized discount recorded to adjust leases of our 747-400 aircraft to fair market value in 2004. The lease intangible resulted from the acquisition of various aircraft that are primarily Dry Leased to customers on a long-term basis. The customer relationship intangible asset primarily resulted from the consolidation of GSS and was written off as of December 31, 2013 (see Note 4).

Amortization expense related to intangible assets amounted to $4.9 million in 2013, $4.7 million in 2012 and $4.7 million in 2011.

The estimated future amortization expense of intangible assets as of December 31, 2013 is as follows:

2014	$4,760
2015	4,538
2016	3,826
2017	3,535
2018	3,259
Thereafter	13,940

Total	$33,858

6.     Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2013	2012
Maintenance	$43,813	$38,475
Salaries, wages and benefits	36,450	32,734
Deferred revenue	26,279	18,619
Aircraft fuel	14,905	19,882
Other	72,845	42,757

Accrued liabilities	$194,292	$152,467

7.     Debt

Our debt obligations, as of December 31:

	2013	2012
Ex-Im Bank guaranteed notes	$739,741	$560,078
Term loans	702,668	450,652
EETCs	254,216	293,312

Total debt	1,696,625	1,304,042
Less current portion of debt	(157,486)	(154,760)

Long-term debt	$1,539,139	$1,149,282

At December 31, 2013 and 2012, we had $41.4 million and $46.8 million, respectively, of unamortized discount related to the fair market value adjustments recorded against debt in prior years.

Many of our financing instruments contain limitations on our ability to, among other things, pay certain dividends or make certain other restricted payments, consummate certain asset sales, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

Description of our Debt Obligations

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

On July 10, 2013, we purchased a 777-200LRF aircraft that is leased to a customer on a long-term basis. As part of the transaction, we assumed a $90.5 million term loan secured by a mortgage on the aircraft (manufacturer serial number 35606) with a remaining term of 93 months. This term loan was guaranteed by Ex-Im Bank although it is not part of our Ex-Im Bank Facility. On September 27, 2013, we refinanced this term loan through the issuance of fixed-rate notes with a remaining term of 90 months in the amount of $88.0 million (the “Second 2013 Ex-Im Guaranteed Notes”). The Second 2013 Ex-Im Guaranteed Notes accrue interest at a fixed rate with principal and interest payable quarterly.

Except for the Second 2013 Ex-Im Guaranteed Notes, all of our Ex-Im Bank guaranteed notes were issued under the Ex-Im Bank Facility. Each of these borrowings were initially funded as variable-rate loans secured by an aircraft and were subsequently refinanced with the issuance of fixed-rate notes with principal and interest payable quarterly.

The following table summarizes the terms and balances for each note guaranteed by Ex-Im Bank as of December 31 (in millions):

	Issue Date	Face Value	Collateral Aircraft Tail Number	Original Term	Fixed Interest Rate	2013	2012
First 2013 Ex-Im Guaranteed Note	2013	$143.0	N855GT	12 years	1.83%	$137.6	$—
Second 2013 Ex-Im Guaranteed Note	2013	88.0	MSN 35606	90 months	1.84%	85.3	—
First 2012 Ex-Im Guaranteed Note	2012	142.0	N850GT	12 years	2.02%	126.1	136.8
Second 2012 Ex-Im Guaranteed Note	2012	142.7	N851GT	12 years	1.73%	129.3	140.0
Third 2012 Ex-Im Guaranteed Note	2012	142.8	N852GT	12 years	1.56%	129.2	140.1
Fourth 2012 Ex-Im Guaranteed Note	2012	143.2	N853GT	12 years	1.48%	132.2	143.2

						$739.7	$560.1

Term Loans

We have entered into various term loans to finance the acquisition of aircraft. Each term loan requires payment of principal and interest paid quarterly in arrears. Funds available under each term loan agreement are subject to certain up-front and commitment fees, and funds drawn under the loan agreements bear interest at LIBOR, plus a margin. Each facility is guaranteed by us and subject to customary covenants and events of default.

The following table summarizes the terms and balances for each term loan outstanding as of December 31 (in millions):

	Issue Date	Face Value	Collateral Aircraft Tail Number	Original Term	Interest Rate Type	Interest Rate at
						2013	2012	2013	2012
First 2013 Term Loan	2013	$119.5	MSN 36201	89 months	Variable	3.08%	0.00%	$112.9	$—
First 2013 Bridge Loan	2013	105.4	N854GT	1 year	Variable	4.66%	0.00%	103.6	—
Third 2013 Term Loan	2013	110.0	MSN 36200	88 months	Fixed	4.18%	0.00%	107.9	—
First 2012 Term Loan	2012	35.7	N464MC, N465MC N640GT, N641GT	5 years	Fixed	6.91%	6.91%	23.0	30.4
Second 2012 Term Loan	2012	8.5	N642GT	5 years	Fixed	6.89%	6.89%	5.8	7.5
Third 2012 Term Loan	2012	26.0	MSN 29681	7 years	Fixed	4.27%	4.27%	22.3	26.0
First 2011 Term Loan	2011	120.3	G-GSSD	12 years	Fixed	6.16%	6.16%	108.0	113.6
Second 2011 Term Loan	2011	120.0	G-GSSE	12 years	Fixed	6.37%	6.37%	108.6	114.5
Third 2011 Term Loan	2011	120.0	G-GSSF	12 years	Fixed	6.37%	6.37%	108.6	114.5
2010 Term Loan	2010	8.1	B-2808	50 months	Fixed	4.33%	4.33%	2.0	4.0
First 2008 Term Loan	2008	58.4	N419MC	5 years	Variable	0.00%	2.61%	—	23.5
Second 2008 Term Loan	2008	41.6	N429MC	5 years	Variable	0.00%	2.45%	—	16.7

								$702.7	$450.7

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

We could be subject to additional monthly lease rentals (“AMLR”), which could require payment of up to an additional $0.1 million per month in rent on each of the five leased EETC aircraft, subject to an $11.0 million per aircraft limit over the remaining term. The AMLR payments would be applied to the underlying notes in the leveraged leases, and would only arise if we exceed certain financial targets and if it is determined that the then fair market monthly rental for the aircraft exceeds a certain level. We have not made any AMLR payments and do not anticipate making any AMLR payments in 2014. We perform this test annually in the third quarter.

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

The following table summarizes the terms and balances for each EETC outstanding as of December 31 (in millions):

			Collateral		Fixed	Effective
	Issue	Face	Aircraft	Original	Equipment	Interest
	Date	Value	Tail Number	Term	Note Rates	Rate	2013	2012
2000 EETC	2000	$108.5	N409MC	20 years	8.71% to 9.70%	11.31%	$47.2	$51.5
1999EETC	1999	108.3	N476GT	20 years	6.88% to 8.77%	13.94%	31.7	36.0
	1999	108.4	N496MC	20 years	6.88% to 8.77%	13.94%	41.2	45.9
	1999	109.9	N499MC	20 years	6.88% to 8.77%	7.52%	42.3	48.8
1998 EETC	1998	105.6	N475GT	20 years	7.38% to 8.01%	13.89%	39.6	44.8
	1998	103.1	N493MC	20 years	7.38% to 8.01%	13.72%	39.5	45.4
	1998	107.9	N477GT	20 years	7.38% to 8.01%	7.54%	12.7	20.9

							$254.2	$293.3

Future Cash Payments for Debt

The following table summarizes the cash required to be paid by year and the carrying value of our debt reflecting the terms that were in effect as of December 31, 2013:

2014	$266,525
2015	157,610
2016	160,977
2017	161,610
2018	166,393
Thereafter	824,878

Total debt cash payments	1,737,993
Less: unamortized debt discount	(41,368)

Debt	$1,696,625

8.    Commitments

Leases

The following table summarizes rental expenses in:

	2013	2012	2011
Aircraft	$160,415	$154,968	$159,362
Purchased capacity, office, vehicles and other	$34,062	$21,335	$13,735

As of December 31, 2013, 13 of our 43 operating aircraft were leased, all of which were operating leases with initial lease term expiration dates ranging from 2014 to 2025, with an average remaining lease term of 9.1 years. Certain of our operating leases contain renewal options and escalations. In addition, we lease engines under short-term lease agreements on an as-needed basis. We record rent expense on a straight-line basis over the lease term.

The following table summarizes our minimum annual rental commitments as of the periods indicated under non-cancelable aircraft, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of December 31, 2013:

	Aircraft	Other
	Operating	Operating
	Leases	Leases	Total
2014	$131,309	$4,623	$135,932
2015	131,241	4,342	135,583
2016	129,632	3,902	133,534
2017	129,480	142	129,622
2018	130,955	145	131,100
Thereafter	599,247	633	599,880

Total payments	$1,251,864	$13,787	$1,265,651

As discussed in Note 3, Polar Dry Leases aircraft from Old Polar that are leased from a third party and are included in the table above under aircraft operating leases. The following table summarizes the contractual amount of minimum Dry Lease income under these non-cancelable aircraft Dry Leases, reflecting the terms that were in effect as of December 31, 2013:

Dry Lease
Income
2014	$63,360
2015	63,360
2016	63,360
2017	63,360
2018	52,800
Thereafter	—

$306,240

Guarantees and Indemnifications

In the ordinary course of business, we enter into numerous real estate leasing, equipment and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, we typically indemnify the lessors and any financing parties against tort liabilities that arise out of the use, occupancy, manufacture, design, operation or maintenance of the leased premises or financed aircraft, regardless of whether these liabilities relate to the negligence of the indemnified parties. Currently, we believe that any future payments required under many of these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). However, payments under certain tax indemnities related to certain of our financing arrangements, if applicable, could be material, and would not be covered by insurance, although we believe that these payments are not probable. Certain leased premises, such as maintenance and storage facilities, typically include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premises. We also provide standard indemnification agreements to officers and directors in the ordinary course of business.

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

9.    Income Taxes

The significant components of the provision for income taxes are as follows:

	2013	2012	2011
Current:
Federal	$—	$—	$(22,082)
State and local	116	173	682
Foreign	861	23	464

Total current expense (benefit)	977	196	(20,936)

Deferred:
Federal	26,354	69,352	77,252
State and local	(2,111)	4,867	2,639
Foreign	(1,387)	1,146	1,725

Total deferred expense	22,856	75,365	81,616

Total income tax expense	$23,833	$75,561	$60,680

The domestic and foreign earnings before income taxes are as follows:

	2013	2012	2011
United States	$108,709	$204,034	$155,899
Foreign	9,113	1,241	1,090

Income before income taxes	$117,822	$205,275	$156,989

A reconciliation of differences between the U.S. federal statutory income tax rate and the effective income tax rates for the periods defined below is as follows:

	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes based on income, net of federal benefit	1.1%	1.6%	1.5%
Change in state deferred tax rate	(1.9%)	0.0%	0.0%
Extraterritorial income tax benefit	(12.3%)	0.0%	0.0%
Other expenses not deductible for tax purposes	1.5%	0.7%	0.8%
Favorable resolution of income tax issues for prior periods	(1.8%)	(1.2%)	0.0%
Tax effect of foreign operations	(1.5%)	0.8%	0.8%
Other	0.1%	(0.1%)	0.5%

Effective income tax rate	20.2%	36.8%	38.6%

The effective income tax rate for 2013 differs from effective income tax rates for prior years primarily due to a 2013 income tax benefit of $14.2 million related to extraterritorial income from certain of our aircraft. We recognized this income tax benefit based on a decision in a recent court case. In addition, the rate for 2013 also reflects a reduction in state income taxes resulting from changes in our mix of flying as well as the favorable resolution of income tax issues for prior periods.

As a result of current and expected future growth in our Dry Leasing business, we determined to indefinitely reinvest the net earnings of certain foreign subsidiaries engaged in this business outside of the U.S. Our effective income tax rate for the period ended December 31, 2013 was favorably impacted by this determination. At

December 31, 2013, our undistributed net earnings of foreign subsidiaries for which deferred taxes have not been provided were $10.8 million, and the unrecognized deferred tax liability associated with these earnings was $3.8 million.

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset (liability) was comprised of the following as of December 31:

	Assets (Liabilities)
	2013		2012
	Current	Noncurrent	Current	Noncurrent
Fixed assets	$—	$(643,197)	$—	$(593,483)
Net operating loss carryforwards and credits	47,161	300,110	21,251	306,124
Aircraft leases	—	12,704	—	10,959
Interest rate derivatives	—	7,124	—	8,330
Stock-based compensation	—	7,190	—	8,251
Accrued compensation	9,219	—	7,079	—
Maintenance expense	(1,120)	509	(2,444)	718
Equity investments in affiliates	—	585	—	(668)
Revaluation of debt	—	(2,467)	—	(2,748)
Accrued expenses	(1,156)	(2,024)	(457)	(3,081)
Acquisition of EETC debt	—	(12,407)	—	(9,353)
Other	146	4,011	(147)	4,775
Valuation allowance	(4,643)	(43,133)	(2,375)	(45,320)
Obsolescence reserve	4,381	—	3,249	—

	$53,988	$(370,995)	$26,156	$(315,496)

	Assets (Liabilities)
	2013		2012
	Current	Noncurrent	Current	Noncurrent
Deferred taxes included within:
Deferred taxes	$54,001	$—	$26,390	$—
Accrued liabilities	(13)	—	(234)	—
Deferred taxes	—	(371,655)	—	(315,949)
Deposits and other assets	—	660	—	453

	$53,988	$(370,995)	$26,156	$(315,496)

As of December 31, 2013 and 2012, we had U.S. federal tax net operating losses (“NOLs”) of approximately $761.0 million and $733.3 million, respectively, net of unrecognized tax benefits and valuation allowances, which will expire through 2033, if not utilized. The increase in NOLs during 2013 resulted from the impact of 50% bonus tax depreciation on two 747-8F aircraft placed in service during the year. We had U.S. federal tax credits of $4.5 million and $4.8 million as of December 31, 2013 and 2012, respectively. Additionally, as of December 31, 2013, we had foreign NOLs for Hong Kong and Singapore of approximately $185.9 million with no expiration date.

Section 382 of the Internal Revenue Code (the “Code”) imposes an annual limitation on the amount of a corporation’s U.S. federal taxable income that can be offset by NOLs if it experiences an “ownership change”, as defined. We experienced ownership changes in 2004 and 2009. Accordingly, the use of our NOLs generated prior to these ownership changes is subject to the annual limitation. If certain substantial changes in our ownership occur prospectively, there could be an additional annual limitation on the amount of utilizable carryforwards. Certain tax attributes, including NOLs, reflected on our federal income tax returns, as filed, differ significantly from those reflected in the Financial Statements.

On each reporting date, management assesses whether we are more likely than not to realize some or all of our deferred tax assets. After our assessment, we maintained a valuation allowance of $47.8 million and $47.0 million against our deferred tax assets as of December 31, 2013 and 2012, respectively. The valuation allowance is attributable to a limitation on NOL utilization resulting from the ownership change under Section 382. Due to this limitation, we expect a portion of our NOLs generated in 2004 and prior years to eventually expire unused.

Included in Prepaid expenses and other current assets are tax receivables of $0.6 million and $0.6 million as of December 31, 2013 and 2012, respectively. In 2012, we received a refund of $27.6 million of U.S. federal income taxes paid for 2010.

A reconciliation of the beginning and ending unrecognized income tax benefits is as follows for:

	2013	2012	2011
Beginning balance	$73,518	$75,951	$75,681
Additions for tax positions related to the current year	—	310	333
Additions for tax positions related to prior years	5,822	307	21
Reductions for tax positions related to prior years	(2,661)	(3,050)	(84)

Ending balance	$76,679	$73,518	$75,951

If recognized, all of the unrecognized income tax benefits of $76.7 million as of December 31, 2013, would favorably impact the effective income tax rate. We will maintain a liability for unrecognized income tax benefits until these uncertain positions are resolved or until the expiration of the applicable statute of limitations, if earlier.

Our policy is to record tax-related interest expense and penalties, if applicable, as a component of income tax expense. We recorded a tax-related interest benefit of $1.8 million in 2013 and tax-related interest expense of $0.6 million in 2012. As of December 31, 2013 and 2012, the cumulative liability for tax-related interest was $2.1 million and $3.9 million, respectively. We have not recorded any liability for income tax-related penalties, and the tax authorities historically have not assessed any.

For U.S. federal income tax purposes, the 2010 through 2012 income tax returns remain subject to examination. The Internal Revenue Service is currently examining the 2010 and 2011 federal income tax returns. We also file income tax returns in multiple states as well as in Hong Kong and Singapore. Generally, the 2009 through 2012 income tax returns remain subject to examination in the states where we file. In addition, the 2007 through 2013 Hong Kong income tax returns and the 2011 through 2013 Singapore income tax returns are subject to examination. No state or foreign income tax examinations are in process.

We adopted updated income tax accounting guidance at December 31, 2013 (see Note 2). As a result, we reclassified $50.6 million between two accounts within Other Liabilities at December 31, 2012 to conform to the current presentation in the accompanying Consolidated Balance Sheets.

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

The fair values of our term loans and the Ex-Im Bank guaranteed notes are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair value of our interest rate derivatives was based on Level 2 inputs utilized in expected cash flow models. The incorporated market inputs include the implied forward LIBOR yield curve for the same period as the future interest rate swap settlements. These derivatives were designated as hedging instruments.

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$321,816	$321,816	$321,816	$—	$—
Short-term investments	10,904	10,904	—	—	10,904
Restricted cash	6,491	6,491	6,491	—	—
Interest rate derivatives	9,182	9,182	—	9,182	—
Long-term investments and accrued interest	130,267	174,795	—	—	174,795

	$478,660	$523,188	$328,307	$9,182	$185,699

	December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Liabilities
Interest rate derivatives	$7,796	$7,796	$—	$7,796	$—
Term loans	702,668	701,421	—	—	701,421
Ex-Im Bank guaranteed notes	739,741	718,703	—	—	718,703
EETCs	254,216	329,973	—	—	329,973

	$1,704,421	$1,757,893	$—	$7,796	$1,750,097

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$409,763	$409,763	$409,763	$—	$—
Short-term investments	10,119	10,119	—	—	10,119
Long-term investments and accrued interest	140,498	177,740	—	—	177,740

	$560,380	$597,622	$409,763	$—	$187,859

Liabilities
Term loans	$450,652	$461,530	$—	$—	$461,530
Ex-Im Bank guaranteed notes	560,078	556,742	—	—	556,742
EETCs	293,312	325,187	—	—	325,187

	$1,304,042	$1,343,459	$—	$—	$1,343,459

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments by contractual maturity as of:

	December 31, 2013			December 31, 2012
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value
Debt securities
Due after one but within five years	$—	$—	$—	$8,365	$1,404	$9,769
Due after five but within ten years	130,267	44,528	174,795	132,133	35,838	167,971

Total	$130,267	$44,528	$174,795	$140,498	$37,242	$177,740

11.    Segment Reporting

We have the following four reportable segments: ACMI (which includes CMI), AMC Charter, Commercial Charter and Dry Leasing. We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of operating and ownership costs. Direct Contribution represents Income before income taxes excluding the following: Special charges, pre-operating expenses, nonrecurring items, gains on the disposal of aircraft, Loss on early extinguishment of debt, unallocated revenue and unallocated fixed costs. Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt, interest income on debt securities and aircraft depreciation. Unallocated income and expenses include corporate overhead, non-aircraft depreciation, interest income, capitalized interest, foreign exchange gains and losses, other revenue and other non-operating costs, including pre-operating expenses. Management uses Direct Contribution to measure segment profitability. Each segment has different operating and economic characteristics that are separately reviewed by our senior management.

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

The AMC Charter segment primarily provides full planeload charter flights to the AMC. In addition to cargo flights, the AMC Charter segment includes passenger flights, which we began providing in the second quarter of 2011. We also earn commissions on subcontracting certain flying of oversized cargo and less than full planeload missions, or in connection with flying cargo into areas of military conflict where we cannot perform the services on our own. Revenue from the AMC Charter business is typically derived from one-year contracts on a cost-plus basis with the AMC. Our current AMC contract runs from October 1, 2013 through September 30, 2014. Although we are responsible for the direct operating costs of the aircraft, the price paid for fuel consumed during AMC flights is fixed by the U.S. Military. We receive reimbursement from the AMC each month if the price of fuel paid by us to vendors for AMC missions exceeds the fixed price. Alternatively, if the price of fuel paid by us is less than the fixed price, we pay the difference to the AMC each month.

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable business segments reconciled to Operating Income and Income before Income Taxes:

	2013	2012	2011
Operating Revenue:
ACMI	$755,008	$682,189	$632,509
AMC Charter	356,340	488,063	442,725
Commercial Charter	496,112	450,277	299,528
Dry Leasing	35,168	11,843	9,695
Other	14,272	13,660	13,759

Total Operating Revenue	$1,656,900	$1,646,032	$1,398,216

Direct Contribution:
ACMI	$227,829	$191,497	$148,320
AMC Charter	52,489	99,591	86,962
Commercial Charter	57	32,079	40,200
Dry Leasing	14,017	4,598	4,631

Total Direct Contribution for Reportable Segments	294,392	327,765	280,113

Add back (subtract):
Unallocated income and expenses, net	(152,059)	(124,331)	(118,047)
Loss on early extinguishment of debt	(5,518)	(576)	—
Special charge	(18,642)	—	(5,441)
Loss (gain) on disposal of aircraft	(351)	2,417	364

Income before Income Taxes	117,822	205,275	156,989

Add back (subtract):
Interest income	(19,813)	(19,636)	(20,193)
Interest expense	83,659	64,532	42,120
Capitalized interest	(2,350)	(18,727)	(27,636)
Loss on early extinguishment of debt	5,518	576	—
Other expense (income), net	1,954	(5,529)	(180)

Operating Income	$186,790	$226,491	$151,100

We are exposed to a concentration of revenue to the AMC and Polar (see Note 3 for further discussion regarding Polar). No other customer accounted for 10.0% of our Total Operating Revenue. Accounts receivable from the AMC were $6.6 million and $14.0 million as of December 31, 2013 and December 31, 2012, respectively. We have not experienced any credit issues with either of these customers.

	2013	2012	2011
Depreciation and amortization expense:
ACMI	$45,737	$34,965	$22,057
AMC Charter	10,647	10,720	5,879
Commercial Charter	10,615	7,415	4,294
Dry Leasing	11,669	4,873	3,031
Unallocated	7,721	4,502	4,084

Total Depreciation and Amortization	$86,389	$62,475	$39,345

12.    Labor and Legal Proceedings

Labor

Pilots and flight dispatchers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represented approximately 53.5% of our workforce as of December 31, 2013. We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”) and may incur additional administrative expenses associated with union representation of our employees.

In September 2011, we completed, and have since implemented, a five-year collective bargaining agreement with our pilots, which will not become amendable until September 2016. The terms of the agreement resulted in a single pilot workforce that serves both Atlas and Polar.

In November 2012, we completed, and have since implemented, a five-year collective bargaining agreement with the Atlas and Polar dispatchers. These dispatchers have been represented by the IBT since 2009.

Legal Proceedings

Department of Justice Investigation and Related Litigation

In 2010, Old Polar entered into an agreement with the United States Department of Justice (the “DOJ”) to resolve issues relating to the previously disclosed DOJ investigation concerning alleged manipulation by cargo carriers of fuel surcharges and other rate components for air cargo services (the “DOJ Investigation”).

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

The court in the antitrust class actions has heard and decided a number of procedural motions. Among those was the plaintiffs’ motion to join Polar Air Cargo Worldwide, Inc. as an additional defendant, which the court granted on April 13, 2011. There was substantial pretrial written discovery and document production, and a number of depositions were taken. A court hearing on whether or not to certify the case as a class action was held in October 2013 and oral arguments were held in November 2013. We are unable to reasonably predict the court’s ruling or the ultimate outcome of the litigation.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $8.3 million in aggregate based on December 31, 2013 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $5.7 million as of December 31, 2013 and $6.3 million as of December 31, 2012, and are included in Deposits and other assets.

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

13.    Stock-Based Compensation Plans

In 2004, we implemented a Long-Term Incentive Plan (the “2004 LTIP”). The 2004 LTIP provided for awards of up to approximately 2.8 million shares of AAWW’s common stock to employees in various forms. These included non-qualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. In 2007, the stockholders approved a revised Long-Term Incentive Plan (the “2007 Plan”), which replaced the 2004 LTIP. An aggregate of 0.6 million shares of common stock was reserved for issuance to participants under the 2007 Plan. No new awards have been made under the 2004 LTIP since the adoption of the 2007 Plan in May 2007. Awards outstanding under the 2004 LTIP will continue to be governed by the terms of that plan and agreements under which they were granted. The 2007 Plan limits the terms of awards to ten years and prohibits the granting of awards more than ten years after the effective date of the 2007 Plan. The stockholders approved an additional 1.3 million shares in 2013, 0.8 million shares in 2011 and 0.5 million shares in 2010 of our common stock to be reserved under the 2007 Plan.

As of December 31, 2013, the 2007 Plan had a total of 1.9 million shares of common stock available for future award grants to management and members of the board of directors. Our compensation expense for both plans was $15.4 million in 2013, $16.8 million in 2012 and $11.4 million in 2011. Income tax benefit recognized for share-based compensation arrangements was $3.1 million in 2013, $6.7 million in 2012 and $4.8 million in 2011. The excess cash tax effect classified as a financing cash inflow was a benefit of $0.5 million in 2013, a benefit of $0.6 million in 2012 and a benefit of $3.1 million in 2011.

Non-qualified Stock Options

The portion of the 2007 Plan and the 2004 LTIP applicable to employees is administered by the compensation committee of the board of directors, which also establishes the terms of the awards.

Non-qualified stock options granted under both the 2007 Plan and the 2004 LTIP vest over a three or four year period and expire seven to ten years from the date of grant. As of December 31, 2013, options to acquire a total of 1.3 million shares of common stock have been granted to management under both plans. No options have been granted since 2007. While non-qualified stock options may be granted at any price, they have never been granted with an exercise price less than the fair market value of the stock on the date of grant.

A summary of our options as of December 31, 2013 and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	69,473	$50.89
Granted	—	—
Exercised	—	—
Forfeited, net of adjustments	—	—

Outstanding as of December 31, 2013	69,473	$50.89	2.3	$119

Exercisable as of December 31, 2013	69,473	$50.89	2.3	$119

No options were exercised in 2013 and 2012. The total intrinsic value of options exercised in 2011 was $3.2 million and the cash received was $4.7 million.

As of December 31, 2013, there was no unrecognized compensation cost related to non-vested stock options granted and all options have vested.

Restricted Share Awards

Restricted shares granted under the 2007 Plan and the 2004 LTIP vest and are expensed over three, four or five year periods. Restricted share awards have been granted in both shares and units. As of December 31, 2013, a total of 2.4 million restricted shares have been granted under both plans. All shares were valued at their fair market value on the date of issuance. Unrecognized compensation cost as of December 31, 2013 is $20.6 million and will be recognized over the remaining weighted average life of 2.2 years.

A summary of our restricted shares as of December 31, 2013 and changes during the year then ended are presented below:

Restricted Share Awards	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2012	562,055	$26.44
Granted	328,837	49.85
Vested	(269,188)	45.95
Forfeited	(12,730)	46.80

Unvested as of December 31, 2013	608,974	$30.03

The total fair value of shares vested on vesting date was $12.4 million in 2013, $9.8 million in 2012 and $14.3 million in 2011.

Performance Share Awards

Performance shares granted under the 2007 Plan are expensed over three years which generally is the requisite service period. Awards generally become vested if (1) we achieve certain specified performance levels compared to a peer group of companies during a three-year period starting in the grant year and ending on December 31 three years later (the “Performance Period”), and (2) the employee remains employed by us through the determination date which can be no later than four months following the end of the Performance Period. Partial vesting may occur for certain employee terminations. Performance share awards have been granted to executives in shares and units. All shares are valued at their fair market value on the date of issuance. The estimated compensation expense recognized for performance share awards is net of estimated forfeitures. We assess the performance levels in the first quarter of each year for the prior year after each of the peer companies has filed its financial statements. We review the results, adjust the estimated performance level and record any change to compensation cost. As of December 31, 2013, a total of 1.0 million performance shares have been granted. Unrecognized compensation cost as of December 31, 2013 is $6.3 million and will be recognized over the remaining weighted average life of 1.5 years.

A summary of our performance shares as of December 31, 2013 and changes during the year then ended are presented below:

Performance Share Awards	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2012	444,050	$47.94
Granted	209,008	43.46
Vested	(258,101)	39.49
Forfeited	(2,755)	50.01

Unvested as of December 31, 2013	392,202	$51.10

The total fair value, on vesting date, of shares vested in 2013 was $10.2 million, zero in 2012 and $11.5 million in 2011.

14.    Profit Sharing, Incentive and Retirement Plans

Profit Sharing and Incentive Plans

We have an annual incentive compensation program for management employees. The program provides for payments to eligible employees based upon our financial performance, service performance and attainment of individual performance goals, among other things. In addition, our profit sharing plan allows IBT-represented crewmembers to receive payments from the plan based upon Atlas’ financial performance. The profit sharing plan is subject to a minimum financial performance threshold. For both plans, we had accruals of $17.0 million as of December 31, 2013 and $14.9 million as of December 31, 2012 in Accrued liabilities. We recognized compensation expense associated with both plans totaling $7.7 million in 2013, $20.5 million in 2012 and $21.9 million in 2011.

401(k) and 401(m) Plans

Participants in our retirement plan may contribute a portion of their annual compensation to a 401(k) plan on a pre-tax basis, subject to aggregate limits under the Code. In addition to 401(k) contributions, participants may contribute a portion of their eligible compensation to a 401(m) plan on an after-tax basis. On behalf of participants in the plan who make elective compensation deferrals, we provide a matching contribution subject to certain limitations. Employee contributions in the plan are vested at all times and our matching contributions are subject to a three-year cliff vesting provision, except for employees who are represented by a collective bargaining agreement and are subject to a three-year graded vesting provision. We recognized compensation expense associated with the plan matching contributions totaling $7.7 million in 2013, $7.5 million in 2012 and $6.7 million in 2011.

15.    Stock Repurchase

We record the repurchase of our shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

In 2008, we established a stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. As of December 31, 2013, we had repurchased 2,423,820 shares of our common stock for approximately $91.0 million, at an average cost of $37.55 per share under this program. In November 2013, we announced an increase of $51.0 million to our stock repurchase program, resulting in $60.0 million of available authorization remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on Company and market conditions.

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

In addition, we repurchased 208,524 and 72,131 shares of common stock from management in connection with the vesting of awards at an average price of $42.50 per share in 2013 and $46.46 per share in 2012, and held the shares as treasury shares. The payments were used to pay the statutory tax withholdings of employees related to restricted shares that had previously vested.

16.    Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for the years ended December 31, 2013, 2012 and 2011 were de minimis and excluded.

The calculations of basic and diluted EPS were as follows:

	2013	2012	2011
Numerator:
Net Income Attributable to Common Stockholders	$93,837	$129,927	$96,083
Denominator:
Basic EPS weighted average shares outstanding	25,541	26,419	26,227
Effect of dilutive stock options and restricted stock	86	130	195

Diluted EPS weighted average shares outstanding	25,627	26,549	26,422

EPS:
Basic	$3.67	$4.92	$3.66

Diluted	$3.66	$4.89	$3.64

Diluted shares reflect the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include restricted shares and units in which performance or market conditions were not satisfied of 0.5 million in 2013, 0.4 million in 2012 and 0.3 million in 2011.

17.     Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2011	$(15,853)	$170	$(15,683)
Net change in fair value	(713)	—	(713)
Reclassification into earnings	2,652	—	2,652
Translation adjustment	—	125	125
Tax effect	(704)	60	(644)

Balance as of December 31, 2012	(14,618)	355	(14,263)
Net change in fair value	1,386	—	1,386
Reclassification into earnings	3,064	—	3,064
Translation adjustment	—	343	343
Tax effect	(1,207)	—	(1,207)

Balance as of December 31, 2013	$(11,375)	$698	$(10,677)

Interest Rate Derivatives

We were exposed to changes in interest rates for the anticipated debt issuances related to the financing of three Boeing 777-200LRF aircraft that we purchased in January 2014 (see Note 19). We used forward-starting interest rate swaps in the fourth quarter of 2013 to effectively fix the interest rate on the three 777-200LRF financings. The use of forward-starting interest rate swaps effectively converted our floating-rate forecasted debt issuances to a fixed rate basis. When entering into forward-starting interest rate swaps, we become exposed to both market risk and credit risk. We were subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the forward-starting interest rate swaps. We were subject to counterparty credit risk when the value of the forward-starting interest rate swaps are a gain and the risk exists that the counterparty will fail to perform under the terms of the contract. We manage our counterparty credit risk by only entering into forward-starting interest rate swaps with major financial institutions with investment-grade credit ratings. We manage our market risk by matching the terms of each forward-starting interest rate swap with a specified expected debt issuance. We do not use derivative instruments for trading or speculative purposes.

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

In December 2013, we entered into six forward-starting interest rate swaps with a total notional value of $432.5 million to hedge the risk of changes in quarterly interest payments due to fluctuations in the forward 90-day LIBOR swap rate for anticipated debt issuances in January 2014. We designated these forward-starting interest rate swaps as cash flow hedges. Changes in the fair value of the effective portion of the forward-starting interest rate swaps are recorded as a gain or loss in accumulated other comprehensive income (loss) until the underlying hedged item is recognized in net income. We classify both the net earnings and cash flow impact from these forward-starting interest rate swaps consistent with the underlying hedged item. If the debt is not issued and the forward-starting interest rate swaps are terminated, any gain or loss from the termination would be recorded in net income immediately. Hedging ineffectiveness and a net earnings impact would occur if the change in the value of the hedge did not offset the change in the value of the underlying hedged item.

As of December 31, 2013, the fair value of those forward-starting interest rate swaps was an asset of $9.2 million included in Deposits and other assets, and a liability of $7.8 million included within Accrued liabilities. We recorded unrealized pre-tax gains of $1.4 million and after-tax gains of $1.3 million in Other comprehensive loss for changes in the fair value of our forward-starting interest rate swaps for year ended December 31, 2013.

In January, 2014, we terminated all six of the forward-starting interest rate swaps in connection with the debt issuances, which converted a previously unrealized gain of $1.1 million into a realized gain in Accumulated other comprehensive income (loss). There was no ineffectiveness associated with these hedges upon their termination.

As of December 31, 2013, there was $19.8 million of unamortized realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011. The loss is amortized and reclassified into Interest expense over the remaining life of the related debt. Realized losses reclassified into earnings were $3.1 million in 2013 and $3.1 million in 2012. Realized losses expected to be reclassified into earnings within the next 12 months are $2.9 million as of December 31, 2013.

18.     Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2013 and 2012 quarterly results:

2013*	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Operating Revenue	$377,336	$403,573	$405,390	$470,601

Operating Income	22,597	48,461	57,706	58,027
Net Income Attributable to Common Stockholders	$20,078	$20,060	$23,741	$29,958

EPS:
Basic	$0.76	$0.78	$0.94	$1.20

Diluted	$0.76	$0.78	$0.94	$1.19

2012**	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Operating Revenue	$359,304	$424,705	$409,251	$452,772

Operating Income	20,579	56,118	62,265	87,529
Net Income Attributable to Common Stockholders	$12,835	$30,852	$33,858	$52,382

EPS:
Basic	$0.49	$1.17	$1.28	$1.98

Diluted	$0.48	$1.16	$1.27	$1.97

*	Included in the fourth quarter of 2013 is a special charge of $18.6 million.
**	Included in the fourth quarter of 2012 is an insurance gain of $6.3 million related to flood damage at a warehouse.

19.     Subsequent Events

In January 2014, we purchased three 777-200LRF aircraft that are leased to a customer on a long-term basis. As part of the transaction, we entered into six separate term loans in the aggregate amount of $432.0 million each secured by a mortgage on the aircraft and the attached leases. In connection with entry into these term loans, we paid usual and customary fees. The term loans accrue interest with principal and interest payable quarterly and contain customary covenants and event of default provisions.

The following table summarizes the terms and amounts for each term loan (in millions):

	Issue Date	Face Value	Collateral Aircraft Tail Number	Original Term	Interest Rate Type	Interest Rate
First 2014 Term Loan	2014	$115.0	MSN 38969	114 months	Fixed	4.48%
Second 2014 Term Loan	2014	30.8	MSN 38969	114 months	Fixed	7.30%
Third 2014 Term Loan	2014	115.0	MSN 37138	118 months	Fixed	4.57%
Fourth 2014 Term Loan	2014	29.0	MSN 37138	118 months	Fixed	7.38%
Fifth 2014 Term Loan	2014	115.0	MSN 39286	116 months	Fixed	4.51%
Sixth 2014 Term Loan	2014	27.2	MSN 39286	116 months	Fixed	7.35%

		$432.0

In January 2014, we refinanced the First 2013 Bridge Loan with an Ex-Im Bank guaranteed note in the amount of $140.6 million secured by a mortgage on a 747-8F aircraft (aircraft tail number N854GT) for a period of 134 months. In connection with entry into this guaranteed note, we paid usual and customary fees. This guaranteed note accrues interest at a fixed rate of 2.67% with principal and interest payable quarterly and contains customary covenants and event of default provisions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“Principal Executive Officer”) and our Executive Vice President and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992 Edition). Based on the assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective. Our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following is a list of the names, ages and background of our current executive officers:

William J. Flynn. Mr. Flynn, age 60, has been our President and Chief Executive Officer since June 2006. Mr. Flynn has a 30 year career in international supply chain management and freight transportation. Prior to joining us, Mr. Flynn served as President and Chief Executive Officer of GeoLogistics Corporation since 2002 where he led a successful turnaround of the company’s profitability and the sale of the company in September 2005. Prior to his tenure at GeoLogistics, Mr. Flynn served as a Senior Vice President at CSX Transportation, one of the largest Class 1 railroads operating in the U. S., from 2000 to 2002. Mr. Flynn spent over 20 years with Sea-Land Service, Inc., a global provider of container shipping services. He served in roles of increasing responsibility in the U.S., Latin America and Asia. Mr. Flynn ultimately served as head of the company’s Asia operations. Mr. Flynn is also a director of Republic Services, Inc. During the previous five years, he served as a director of Horizon Lines, Inc. Mr. Flynn holds a Bachelors degree in Latin American studies from the University of Rhode Island and a Masters degree in the same field from the University of Arizona.

John W. Dietrich. Mr. Dietrich, age 49, has been Executive Vice President and Chief Operating Officer since September 2006. Prior thereto, Mr. Dietrich was Senior Vice President, General Counsel and Chief Human Resources Officer from February 2004. He was named Vice President and General Counsel in March 2003, where he was also responsible for our Human Resources and Corporate Communications functions. Mr. Dietrich joined Atlas in 1999 as Associate General Counsel. Prior to joining us, he was a litigation attorney at United Airlines from 1992 to 1999, where he provided legal counsel to all levels of management, particularly on employment and commercial litigation issues. He also serves as a director of the National Air Courier Association. Mr. Dietrich earned a Bachelors of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

Adam R. Kokas. Mr. Kokas, age 42, has been Executive Vice President since January 2014 and General Counsel and Secretary since October 2006 and our Chief Human Resources Officer since November 2007. Prior to January 2014, he was Senior Vice President from October 2006. Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on general corporate, securities, transactions and business law matters. Prior to joining Ropes & Gray, Mr. Kokas was a partner at Kelley Drye & Warren LLP, where he joined as an associate in 2001. At both Kelley Drye and Ropes & Gray, Mr. Kokas represented us in a variety of matters, including corporate finance and merger and acquisition transactions, corporate governance matters, strategic alliances, securities matters, and other general corporate issues. Mr. Kokas earned a Bachelor of Arts degree from Rutgers University and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars. Mr. Kokas has also been the Chairman of the Board of the Cargo Airline Association (a non-profit trade organization) since June 2011.

Michael T. Steen. Mr. Steen, age 47, has been Executive Vice President and Chief Commercial Officer since November 2010. Prior to November 2010, he was our Senior Vice President and Chief Marketing Officer from April 2007. Mr. Steen joined us from Exel plc where he served as Senior Vice President of Sales and Marketing. Mr. Steen led the sales and marketing activities for Exel Freight’s management and technology sector. Following Exel’s acquisition by Deutsche Post World Net, he held senior-level positions with the merged company in global supply chain logistics. Prior to joining Exel, he served in a variety of roles with KLM Cargo over 11 years, including Vice President of the Americas, Head of Global Sales and Marketing for the Logistics Unit and Director of Sales for EMEA. Mr. Steen has also been a member of the Board of Directors of TIACA (a not-for-profit trade association for the air cargo industry) since November 2007 and served as its Chairman from 2010 to 2013. Mr. Steen earned a degree in economic science from Katrinelund in Gothenburg, Sweden, and is an alumnus of the Advanced Executive Program at the Kellogg School of Management at Northwestern University.

Spencer Schwartz. Mr. Schwartz, age 47, has been Executive Vice President since January 2014 and Chief Financial Officer since June 2010. Prior to January 2014, he was Senior Vice President from June 2010. Prior to June 2010, he was our Vice President and Corporate Controller from November 2008. Mr. Schwartz joined us from MasterCard Incorporated, where he was employed for over 12 years and served as Group Head of Global Risk Management; Senior Vice President and Business Financial Officer; Senior Vice President, Corporate Controller and Chief Accounting Officer; and Vice President of Taxation. Prior to joining MasterCard, Mr. Schwartz held financial positions of increasing responsibility with Price Waterhouse LLP (now PricewaterhouseCoopers LLP) and Carl Zeiss, Inc. Mr. Schwartz earned a Bachelors degree in Accounting from The Pennsylvania State University and a Masters degree in Business Administration, with a concentration in management, with honors, from New York University’s Leonard N. Stern School of Business. He is a certified public accountant.

Keith H. Mayer. Mr. Mayer, age 48, has been Vice President and Corporate Controller since November 2010. Mr. Mayer joined us from PepsiCo, Inc. (“PepsiCo”). In his most recent role at PepsiCo, he served as Chief Financial Officer of an international coffee partnership between PepsiCo and Starbucks Corporation. Mr. Mayer also served PepsiCo in a variety of roles since 1999, including Director of External Reporting, Assistant Controller for PepsiCo International, Senior Group Manager of Financial Accounting for Frito-Lay North America, and Group Manager of Technical Accounting. Prior to joining PepsiCo, Mr. Mayer held financial positions of increasing responsibility with Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP). Mr. Mayer earned a Bachelors degree in Accounting from the University of Bridgeport where he graduated magna cum laude. He is a certified public accountant.

Executive Officers are elected by our board of directors, and their terms of office continue until the next annual meeting of the board of directors or until their successors are elected and have qualified. There are no family relationships among our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2014 Annual Meeting of Stockholders.

The following table summarizes the securities authorized for issuance under our equity compensation plans at December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,451,048	$2.44	(1)	1,502,636

Total	1,451,048	$2.44		1,502,636

(1)	Includes 1,381,575 of restricted and performance shares and units, which have no exercise price and 69,473 stock options having an average exercise price of $50.89.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2014.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)

By:	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 12, 2014 on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

* Eugene I. Davis	Chairman of the Board
Eugene I. Davis

/s/ William J. Flynn	President, Chief Executive Officer and Director
William J. Flynn	(Principal Executive Officer)

/s/ Spencer Schwartz	Executive Vice President and Chief Financial Officer
Spencer Schwartz	(Principal Financial Officer)

/s/ Keith H. Mayer	Vice President and Corporate Controller
Keith H. Mayer	(Principal Accounting Officer)

* Robert F. Agnew	Director
Robert F. Agnew

* Timothy J. Bernlohr	Director
Timothy J. Bernlohr

* James S. Gilmore, III	Director
James S. Gilmore, III

* Carol B. Hallett	Director
Carol B. Hallett

* Frederick McCorkle	Director
Frederick McCorkle

* Duncan J. McNabb	Director
Duncan J. McNabb

*By:	/s/ William J. Flynn
William J. Flynn,
as Attorney-in-fact for each of the persons indicated

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
For the Year ended December 31, 2013
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$3,172	$178	$(1,948	)(a)	$1,402

For the Year ended December 31, 2012
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$1,931	$837	$404	(a)	$3,172

For the Year ended December 31, 2011
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$1,900	$335	$(304	)(a)	$1,931

(a)	Primarily represents the write-off of accounts net of recoveries

EXHIBIT INDEX

Exhibit Number	Description

3.1(4)	Certificate of Incorporation of the Company.

3.2(17)	Amended and Restated By-Laws of Atlas Air Worldwide Holdings, Inc., dated as of October 1, 2010.

4.1.1(1)	Form of 8.707% Atlas Air Pass Through Certificates, Series 2000-1A (included in Exhibit 4.1.21).

4.1.2(1)	Form of 9.057% Atlas Air Pass Through Certificates, Series 2000-1B (included in Exhibit 4.1.22).

4.1.3(1)	Form of 9.702% Atlas Air Pass Through Certificates, Series 2000-1C (included in Exhibit 4.1.23).

4.1.4(3)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-1.

4.1.5(3)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-2.

4.1.6(3)	6.88% Atlas Air Pass Through Certificate 1999-1A-2, Certificate No. A-2-1.

4.1.7(3)	7.63% Atlas Air Pass Through Certificate 1999-1B-1, Certificate No. B-1.

4.1.8(3)	8.77% Atlas Air Pass Through Certificate 1999-1C-1, Certificate No. C-1.

4.1.9(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-0.

4.1.10(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-S.

4.1.11(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-0.

4.1.12(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-S.

4.1.13(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-0.

4.1.14(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-S.

4.1.15(3)	Pass Through Trust Agreement, dated as of April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc..

4.1.16(3)	Trust Supplement No. 1999-1A-1, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.17(3)	Trust Supplement No. 1999-1A-2, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.18(3)	Trust Supplement No. 1999-1B, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.19(3)	Trust Supplement No. 1999-1C, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.20(1)	Pass Through Trust Agreement, dated as of January 28, 2000, between Wilmington Trust Company, as Trustee and Atlas Air, Inc..

4.1.21(1)	Trust Supplement No. 2000-1A, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.

Exhibit Number	Description

4.1.22(1)	Trust Supplement No. 2000-1B, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.

4.1.23(1)	Trust Supplement No. 2000-1C, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000

4.1.24(2)	Note Purchase Agreement, dated as of February 9, 1998, among the Company, Wilmington Trust Company and First Security Bank, National Association (“Note Purchase Agreement 1998”)

4.1.25(1)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1998).

4.1.26(1)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1998).

4.1.27(1)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1998).

4.1.28(3)	Note Purchase Agreement, dated as of April 13, 1999, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 1999”).

4.1.29(3)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1999).

4.1.30(3)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1999).

4.1.31(3)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1999).

4.1.32(1)	Note Purchase Agreement, dated as of January 28, 2000, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 2000”).

4.1.33(1)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).

4.1.34(1)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).

4.1.35(1)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).

4.1.36(3)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).

4.1.37(3)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).

4.1.38(3)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).

Exhibit Number	Description

4.1.39(9)	Leased Aircraft Restructure Agreement with regard to Aircraft N491MC, dated July 27, 2004, by and among Atlas Air, Inc., Wells Fargo Bank Northwest, National Association as Owner Trustee, Wilmington Trust Company as Mortgagee, Class A Trustee and Subordination Agent, and DAF Investments, Ltd. as Owner Participant, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

4.1.40(8)	1998 Class A Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A Trustee.

4.1.41(8)	Amendment to 1999 Class A-1 Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A-1 Trustee

4.1.42(8)	Amendment to 2000 Class A Pass Through Trust Supplement between the Company and Wilmington Trust Company as Class A Trustee dated July 27, 2004.

4.1.43(9)	Trust Indenture and Mortgage Supplement No. 3, dated July 27, 2004, by and between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), Owner Trustee, and Wilmington Trust Company, Mortgagee, pertaining to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

4.2(19)	Facility Agreement, among Atlas Air, Inc. (as Borrower), Each Loan Participant Identified on Schedule I thereto, Norddeutsche Landesbank Girozentrale (as Agent) and Bank of Utah (as Security Agent).

4.3(21)	Participation Agreement, dated as of January 30, 2012, among Helios Leasing I LLC, as Lessor, Helios Leasing Trust, as Lessor Parent, Wilmington Trust Company, as Trustee, Atlas Air, Inc., as Lessee, Wilmington Trust Company, as Indenture Trustee, Apple Bank for Savings, as Initial Guaranteed Lender, Wells Fargo Bank Northwest, National Association, as Security Trustee, and Export-Import Bank of the United States. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

4.4(22)	Indenture, dated as of May 1, 2012, by and among Helios Leasing I LLC, Apple Bank for Savings, Wilmington Trust Company, not in its individual capacity but solely as Indenture Trustee, Wells Fargo Bank Northwest, National Association, and Export-Import Bank of the United States.

4.5(22)	Secured Fixed Rate Global Note, dated June 19, 2012.

4.6(22)	Secured Fixed Rate Global Note, dated July 31, 2012.

4.7(24)	Secured Fixed Rate Global Note, dated October 10, 2012.

4.8(24)	Secured Fixed Rate Global Note dated, December 12, 2012.

4.9(26)	Secured Fixed Rate Global Note, dated May 28, 2013.

4.10	Secured Fixed Rate Global Note, dated January 30, 2014, which is filed herewith as Exhibit 4.10.

10.1(9)	Lease Agreement, dated July 29, 1998, between First Security Bank, National Association and Atlas Air, Inc. with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.1.1(9)	Amendment No. 1 to Lease Agreement dated as of July 27, 2004 between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

Exhibit Number	Description

10.2(10)	Employment Agreement, dated April 21, 2006, between Atlas Air, Inc. and William J. Flynn.

10.2.1(15)	Amendment, dated as of December 31, 2008, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

10.2.2(16)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

10.3(9)	Lease, dated July 16, 2002, between Tuolumne River Aircraft Finance, Inc. as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.3.1(9)	Amendment Agreement, dated August 1, 2003, between Tuolumne River Aircraft Finance, Inc., as Lessor and Atlas Air, Inc. as Lessee in respect of Lease dated July 16, 2002 with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.4(9)	Sublease, dated October 24, 2001, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act

10.4.1(9)	Amendment Agreement, dated August 1, 2003, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.4.2(8)	Second Amendment Agreement, dated January 31, 2005, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.5(9)	Lease Agreement, dated July 24, 2002, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee with respect to Aircraft N454PA

10.5.1(9)	Amendment Agreement, dated August 1, 2003, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement dated July 24, 2002 with respect to Aircraft N454PA.

10.5.2(9)	Second Amendment Agreement, dated January 31, 2005, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement, dated July 24, 2002, with respect to Aircraft N454PA.

10.6.1(11)	Purchase Agreement No. 3134, dated as of September 8, 2006, between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.6.2(18)	Supplemental Agreement No. 1 to Purchase Agreement No. 3134 between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.6.3(18)	Supplemental Agreement No. 2 to Purchase Agreement No. 3134 between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

Exhibit Number	Description

10.7(9)	Engine Maintenance Contract, dated April 30, 2004, between the Company and MTU Maintenance Hannover GmbH, with regard to CF6 80C2 Engines in the 1998 EETC Transaction together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.8(11)	Amended and Restated Employment Agreement, dated as September 19, 2006, between Atlas Air, Inc. and John W. Dietrich.

10.8.1(15)	Amendment, dated as of December 31, 2008, to the Amended and Restated Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.8.2(16)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.9(25)	Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives, amended as of February 25, 2013.

10.10(9)	Contract, dated October 1, 2004, between HQ AMC/A34TM and the Company.

10.11(27)	Atlas Air Worldwide Holdings, Inc. 2007 Incentive Plan (as amended).

10.11.1(25)	Atlas Air Worldwide Holdings, Inc. 2013 Long Term Cash Incentive Program.

10.11.2(21)	Form of Restricted Stock Unit Agreement.

10.11.3(21)	Form of Performance Share Unit Agreement.

10.12(16)	Benefits Program for Executive Vice President and Senior Vice Presidents, Amended and Restated as of July 1, 2011.

10.13(23)	Board of Directors Compensation Program.

10.14(14)	Atlas Air, Inc. Profit Sharing Plan.

10.14.1(15)	Amendment, dated as of December 31, 2008, to Atlas Air, Inc. Profit Sharing Plan.

10.15(7)	Form of Directors and Officers Indemnification Agreement.

10.16(6)	Amendment No. 1 to Stock Purchase Agreement/Amendment No. 1 to Transaction Guarantee Agreement, dated as of April 13, 2007, among Polar Air Cargo Worldwide, Inc., DHL Network Operations (USA), Inc. and Deutsche Post AG.

10.17(12)	Stock Purchase Agreement with DHL.

10.18(13)	Blocked Space Agreement, dated June 28, 2007, between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.19(13)	Amendment No. 1, dated as of July 30, 2007, to Blocked Space Agreement between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc.

10.20(13)	Flight Services Agreement, dated as of June 28, 2007, between Atlas Air, Inc. and Polar Air Cargo Worldwide, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.21(13)	Indemnity Agreement, dated as of June 28, 2007, among Atlas Air Worldwide Holdings, Inc., Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc.

10.22(13)	Contribution Agreement, dated as of June 28, 2007, between Atlas Air Worldwide Holdings, Inc. and Polar Air Cargo Worldwide, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.23(22)	Atlas Air, Inc. 401(K) Restoration and Voluntary Deferral Plan.

Exhibit Number	Description

10.24(20)	Plea Agreement, dated September 2, 2010, between the United States of America and Polar Air Cargo, L.L.C.

10.25	Loan Agreement [37138], dated as of December 20, 2013, among MSN 37138 Ltd. (as Borrower), BNP Paribas (New York Branch), Landesbank Hessen-Thuringer Girozentrale and Norddeutsche Landesbank Girozentrale (as Lenders) and BNP Paribas (New York Branch) (as Agent), which is filed herewith as Exhibit 10.25. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.26	Loan Agreement [38969], dated as of December 20, 2013, among MSN 38969 Ltd. (as Borrower), BNP Paribas (New York Branch), Landesbank Hessen-Thuringer Girozentrale and Norddeutsche Landesbank Girozentrale (as Lenders) and BNP Paribas (New York Branch) (as Agent), which is filed herewith as Exhibit 10.26. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.27	Loan Agreement [39286], dated as of December 20, 2013, among MSN 39286 Pte. Ltd., BNP Paribas (Singapore Branch), Norddeutsche Landesbank Girozentrale (Singapore Branch) (as Lenders) and BNP Paribas (New York Branch) (as Agent), which is filed herewith as Exhibit 10.27. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.28	Loan Agreement [37138], dated as of December 20, 2013, among MSN 37138 Ltd. (as Borrower), Investec Bank plc (as Lender) and Investec Bank plc (as Agent), which is filed herewith as Exhibit 10.28. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.29	Loan Agreement [38969], dated as of December 20, 2013, among MSN 38969 Ltd. (as Borrower), Investec Bank plc (as Lender) and Investec Bank plc (as Agent), which is filed herewith as Exhibit 10.29. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.30	Loan Agreement [39286], dated as of December 20, 2013, among MSN 39286 Pte. Ltd. (as Borrower), Norddeutsche Landesbank Girozentrale (Singapore Branch) (as Lender) and Norddeutsche Landesbank Girozentrale (Singapore Branch) (as Agent), which is filed herewith as Exhibit 10.30. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.31	Amended and Restated Sale Agreement between Wells Fargo Bank Northwest, National Association (not in its individual capacity but as owner trustee for GAIF II Investment Twenty-Eight, LLC) and MSN 38969 Ltd., an indirect subsidiary of the Company, relating to the purchase of one Boeing 777F airframe with manufacturer’s serial number 38969 and two GE90 Engines with engine serial numbers 906970 and 906971, which is filed herewith as Exhibit 10.31. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.32	Amended and Restated Sale Agreement between Wells Fargo Bank Northwest, National Association (not in its individual capacity but as owner trustee for GAIF II Investment Nineteen, LLC) and MSN 37138 Ltd., an indirect subsidiary of the Company, relating to the purchase of one Boeing 777F airframe with manufacturer’s serial number 37138 and two GE90 Engines with engine serial numbers 907037 and 907038, which is filed herewith as Exhibit 10.32. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.33	Amended and Restated Sale Agreement between Wells Fargo Bank Northwest, National Association (not in its individual capacity but as owner trustee for GAIF II Investment Sixteen, LLC) and MSN 39286 Pte. Ltd., an indirect subsidiary of the Company, relating to the purchase of one Boeing 777F airframe with manufacturer’s serial number 39286 and two GE90 Engines with engine serial numbers 907006 and 907007, which is filed herewith as Exhibit 10.33. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

Exhibit Number	Description

14.1(5)	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board of Directors.

21.1	Subsidiaries List, which is filed herewith as Exhibit 21.1.

23.1	Consent of PricewaterhouseCoopers LLP, which is filed herewith as Exhibit 23.1.

24.1	Power of Attorney, which is filed herewith as Exhibit 24.1.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, which is filed herewith as Exhibit 32.1.

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, which is filed herewith as Exhibit 32.2.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-4 (No. 333-36268).

(2)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1997.

(3)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-3 (No. 333-71833).

(4)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated February 16, 2001.

(5)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated September 26, 2013.

(6)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(7)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 14, 2005.

(8)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(9)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

(10)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(11)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(12)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(13)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(14)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(15)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(17)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated October 1, 2010.

(18)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(19)	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(21)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(22)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(23)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(24)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(25)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(26)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(27)	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated May 22, 2013.