Form 10-K/A
period 2013-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2014-04-30
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends that Annual Report on Form 10-K of Atlas Air Worldwide Holdings, Inc., a Delaware corporation (the “Company,” “AAWW,” “we,” “us,” or “our”) for the year ended December 31, 2013 that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2014 (the “Original Filing”) and is being filed to provide the information required by Items 10, 11, 12, 13 and 14 of Part III.

This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced Items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such proxy statement is filed no later than 120 days after the end of our fiscal year. We are filing the Amendment to include Part III information in our Form 10-K because we do not expect to file our definitive proxy statement containing this information before that date. Accordingly, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. Except for the addition of the Part III information, the update to the cover page described above and the filing of related certifications, the Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Board currently consists of eight Directors. Each Director is elected annually to a one-year term, which expires at the next annual meeting. Our By-Laws provide for no fewer than one and no more than eleven directors, with the exact number to be fixed by our Board of Directors.

The biography for each director sets forth the director’s name, age principal occupation and directorships and the year in which the director first became a director of the Company, and includes the specific experience, qualifications, attributes and skills that lead the Board to conclude that the director should serve as a director. The Board believes that each of the directors listed brings strong skills and experience to the Board, giving the Board as a group the appropriate skills to exercise its responsibilities. All of the directors were previously elected by stockholders at the 2013 Annual Meeting of Stockholders.

Eugene I. Davis, age 59, has been the Chairman of our Board of Directors and a member of our Audit Committee and our Compensation Committee since July 2004 and of our Nominating and Governance Committee since March 2006. Mr. Davis is Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and Chairman of the Board of a number of businesses operating in diverse sectors such as aviation, telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-export, mining and transportation and logistics.

Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms, where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law.

Mr. Davis is also a director of the following four public companies: Harbinger Group, Inc., Spectrum Brands, Inc., WMI Holdings Corp., and U.S. Concrete, Inc. On February 20, 2014, Mr. Davis gave notice to Global Power Equipment Group Inc. that he did not plan to stand for re-election as a director at the company’s annual meeting currently scheduled for May 1, 2014. Mr. Davis is a director of ALST Casino Holdco, LLC whose common stock is registered under the Securities Exchange Act of 1934 but does not publicly trade. During the past five years, Mr. Davis has also been a director of Ambassadors International, Inc., American Commercial Lines Inc., Delta Airlines, Dex One Corp., Foamex International Inc., Footstar, Inc., Granite Broadcasting Corporation, GSI Group, Inc., Ion Media Networks, Inc., JGWPT Holdings Inc., Knology, Inc., Media General, Inc., Mosaid Technologies, Inc., Ogelbay Norton Company, Orchid Cellmark, Inc., PRG-Schultz International Inc., Roomstore, Inc., Rural/Metro Corp., SeraCare Life Sciences, Inc., Silicon Graphics International, Smurfit-Stone Container Corporation, Solutia Inc., Spansion, Inc., The Cash Store Financial Services, Inc., Tipperary Corporation, Trump Entertainment Resorts, Inc., Viskase, Inc. (not a public corporation since 2008) and YRC Worldwide, Inc. As a result of these and other professional experiences, coupled with his strong leadership qualities, Mr. Davis possesses particular knowledge and experience in the areas of strategic planning, mergers and acquisitions, finance, accounting, capital structure and board practices of other corporations that benefits our Company and its Board of Directors.

Robert F. Agnew, age 63, has been a member of our Board since July 2004, Chairman of our Audit Committee since June 2006 and a member of our Nominating and Governance Committee since March 2006. Mr. Agnew is President and Chief Executive Officer of Morten Beyer & Agnew, an international aviation consulting firm experienced in the financial modeling and technical due diligence of airlines and aircraft funding.

Mr. Agnew has over 30 years’ experience in aviation and marketing consulting and has been a leading provider of aircraft valuations to banks, airlines and other financial institutions worldwide. Previously, he served as Senior Vice President of Marketing and Sales at World Airways. Mr. Agnew began his commercial aviation career at Northwest

Airlines, where he concentrated on government and contract sales, schedule planning and corporate operations research. Earlier, he served in the U.S. Air Force as an officer and instructor navigator with the Strategic Air Command. Mr. Agnew is a graduate of Roanoke College and holds a master’s degree in business administration from the University of North Dakota. Mr. Agnew is also a member of the Board of Directors of TechPubs LLC and Stanley-Martin Communications, LLC (both privately held businesses). In addition, he serves on the Military Airlift Committee of The National Defense Transportation Association. As a result of these and other professional experiences, Mr. Agnew possesses particular knowledge and experience in the areas of civil and governmental aviation that benefits our Company and its Board of Directors.

Timothy J. Bernlohr, age 55, has been a member of our Board since June 2006 and a member of our Audit Committee and Nominating and Governance Committee since that time. Mr. Bernlohr is the founder and managing member of TJB Management Consulting, LLC, which specializes in providing project-specific consulting services to businesses in transformation, including restructurings, interim executive management and strategic planning services. Mr. Bernlohr founded the consultancy in 2005.

Mr. Bernlohr is the former President and Chief Executive Officer of RBX Industries, Inc., which was a nationally recognized leader in the design, manufacture, and marketing of rubber and plastic materials to the automotive, construction, and industrial markets. RBX was sold to multiple buyers in 2004 and 2005. Prior to joining RBX in 1997, Mr. Bernlohr spent 16 years in the International and Industry Products divisions of Armstrong World Industries, where he served in a variety of management positions. Mr. Bernlohr also serves as lead director of Chemtura Corporation and as a director of Rock-Tenn Company. Within the last five years, he was a director of Smurfit Stone Container Corporation, Ambassadors International, Inc., The Cash Store Financial Services, Inc. and WCI Steel, Inc. Mr. Bernlohr is a graduate of The Pennsylvania State University. As a result of these and other professional experiences, Mr. Bernlohr possesses particular knowledge and experience in operations, finance, accounting, strategic planning and corporate governance that benefits our Company and its Board of Directors.

William J. Flynn, age 60, has been our President and Chief Executive Officer since June 2006 and has been a member of the Board of Directors since May 2006. Mr. Flynn has a 37-year career in international supply chain management and freight transportation.

Prior to joining us, Mr. Flynn served as President and Chief Executive Officer of GeoLogistics Corporation since 2002 where he led a successful turnaround of the company’s profitability and the sale of the company in September 2005. Prior to his tenure at GeoLogistics, Mr. Flynn served as Senior Vice President at CSX Transportation from 2000 to 2002. Mr. Flynn spent over 20 years with Sea-Land Service, Inc., a global provider of container shipping services. He served in roles of increasing responsibility in the U.S., Latin America and Asia. He ultimately served as head of the company’s operations in Asia. Mr. Flynn is also a director of Republic Services, Inc. He served as a director of Horizon Lines, Inc. from November 2006 to April 2012. Mr. Flynn holds a Bachelors’ degree in Latin American studies from the University of Rhode Island and a Masters’ degree in the same field from the University of Arizona. As a result of these and other professional experiences, Mr. Flynn possesses particular knowledge and experience in international operations, accounting, finance and capital structure that benefits our Company and its Board of Directors. Mr. Flynn represents management on the Board as the sole management, non-independent Director.

James S. Gilmore III, age 64, has been a member of our Board since 2004, a member of our Nominating and Governance Committee since March 2006, and the Chairman of such Committee since June 2006. Mr. Gilmore, an attorney who is currently working as a business consultant through Gilmore Global Group, L.L.C., was the 68th Governor of the Commonwealth of Virginia, serving in that office from 1998 to 2002.

Mr. Gilmore was a partner in the law firm of Kelley Drye & Warren LLP from 2002 to 2008, where he served as the Chair of the firm’s Homeland Security Practice Group and where his practice also focused on corporate, technology, information technology and international matters. He is President and Chief Executive Officer of the Free Congress Foundation, an entity that offers bipartisan conservative solutions to domestic fiscal challenges. In 2003, President George W. Bush appointed Mr. Gilmore to the Air Force Academy Board of Visitors, and he was elected Chairman of the Air Force Board in the fall of 2003. Mr. Gilmore served as the Chairman of the Republican National Committee from 2001 to 2002. He also served as Chairman of the Congressional Advisory Panel to Assess Domestic Response Capabilities for Terrorism involving Weapons of Mass Destruction, a national panel established by Congress to assess federal, state and local government capabilities to respond to the consequences of a terrorist attack. Also known as the “Gilmore Commission,” this panel was influential in developing the Office of Homeland Security. Mr. Gilmore is a graduate of the University of Virginia and the University of Virginia School of Law. He is also a director of CACI International Inc. and Global Relief Technologies (a privately held business). Within the last five years, Mr. Gilmore served as a Director of Barr Laboratories, Inc., IDT Corporation and Everquest Financial Ltd. (a privately held business). During this time frame, he was also a member of the advisory board of Unisys Corporation and the federal advisory board of Hewlett-Packard Company. As a result of these and other professional experiences, Mr. Gilmore possesses particular knowledge and experience in legal/regulatory and governmental affairs that benefits our Company and its Board of Directors.

Carol B. Hallett, age 76, has been a member of our Board since June 2006 and a member of our Compensation Committee since that time. She has been of counsel at the U.S. Chamber of Commerce since 2003 and also serves as a member of the U.S. Chamber Foundation Board of Directors.

From 1995 to 2003, Ms. Hallett was President and Chief Executive Officer of the Air Transport Association of America (ATA), Washington, D.C., the nation’s oldest and largest airline trade association now known as the Airlines for America (A4A). Prior to joining the ATA, Ms. Hallett served as senior government relations advisor with Collier, Shannon, Rill & Scott from 1993 to 1995. From 2003 to 2004, she was chair of Homeland Security at Carmen Group, Inc., where she helped develop the homeland security practice for the firm. From 1986 through 1989, Ms. Hallett served as United States Ambassador to the Commonwealth of the Bahamas. From 1989 to 1993, she was Commissioner of the United States Customs Service. Ms. Hallett has also been a director of Rolls Royce-North America (a unit of Rolls Royce Group plc) since 2003 and G4S-Government Solutions (a privately held business) since 2006. In addition, she has been appointed by the Secretaries of Treasury and Homeland Security to serve on the Customs Oversight Advisory Committee (COAC) for a term ending in 2015. Within the last five years, she was a director of Horizon Lines, Inc. (from November 2011 to April 2012) and Mutual of Omaha Insurance Company (from 1998 to 2008), as well as a member of the National Security Advisory Committee for CSC (from 2008 to 2011). As a result of these and other professional experiences, Ms. Hallett possesses particular knowledge and experience in national and international trade, transportation and security issues that benefits our Company and its Board of Directors.

Frederick McCorkle, age 69, has been a member of our Board and Compensation Committee since July 2004 and a member of our Nominating and Governance Committee since March 2006. General McCorkle has served as Chairman of the Compensation Committee since June 2006.

General McCorkle retired from the U.S. Marine Corps in October 2001 after serving since 1967. He last served as Deputy Commandant for Aviation, Headquarters, Marine Corps, Washington, D.C. General McCorkle is a graduate of East Tennessee State University and holds a master’s degree in Administration from Pepperdine University. He is currently a Senior Advisor and a member of the board of directors of GKN Aerospace North America, Inc. (a unit of GKN plc.). He is also a member of the board of directors of Lord Corporation and Jura Corporation (both of which are privately held businesses) and of Rolls-Royce North America (a unit of Rolls Royce Group plc). In addition to his board memberships, General McCorkle serves as a Senior Strategic Advisor for Timken Corporation, The Boeing Company and AgustaWestland. As a result of these and other professional experiences, General McCorkle possesses particular knowledge and experience in military affairs and in civil and governmental aviation that benefits our Company and its Board of Directors.

Duncan J. McNabb, age 61, has been a member of our Board since July 2012 and a member of our Audit Committee since December 2012. General McNabb served as Commander of the Air Mobility Command from 2005 to 2007 and Commander of the United States Transportation Command (USTRANSCOM) from 2008 until his retirement from the Air Force in December 2011. USTRANSCOM is the single manager for air, land and sea transportation for the Department of Defense (DOD). He also served as DOD’s Distribution Process Owner, overseeing DOD’s end-to-end supply chain, transportation, and distribution to our armed forces worldwide. General McNabb commanded more than $56 billion in strategic transportation assets, over 150,000 service personnel and a worldwide command-and-control network.

A 1974 graduate of the U.S. Air Force Academy and Air Force pilot, he flew more than 5,600 hours in transport and rotary aircraft, including the C-17. General McNabb has held command and staff positions at squadron, group, wing, major command and DOD levels. During his over 37-year military career, General McNabb also served as the Air Force Deputy Chief of Staff for Plans and Programs with responsibility for all Air Force programs and over $500 billion in funding over the Air Force’s Five-Year Defense Plan (FYDP). He later served as Director of Logistics on the Joint Staff and was responsible for operational logistics and strategic mobility support to the Chairman of the Joint Chiefs and the Secretary of Defense. Before his final command at USTRANSCOM, McNabb served as the 33rd Vice Chief of Staff of the Air Force. General McNabb is also a director of AT Kearney Public Sector & Defense Services (a privately held business). He serves as Chairman of the Board of trustees for Arnold Air Society and Silver Wings, is a member of the Board of Visitors of the United States Air Force’s Air University and is also a member of the Advisory Board of International Relief & Development. Within the last five years, he was also a director of HDT Global (a privately held business). As a result of these and other professional experiences, General McNabb possesses particular knowledge and experience in military affairs, worldwide transportation and distribution, in procurement and in civil and governmental aviation that benefits our Company and its board of directors.

Executive Officers

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

Adam R. Kokas. Mr. Kokas, age 43, has been Executive Vice President since January 2014 and General Counsel and Secretary since October 2006 and our Chief Human Resources Officer since November 2007. Prior to January 2014, he was Senior Vice President from October 2006. Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on general corporate, securities, transactions and business law matters. Prior to joining Ropes & Gray, Mr. Kokas was a partner at Kelley Drye & Warren LLP, where he joined as an associate in 2001. At both Kelley Drye and Ropes & Gray, Mr. Kokas represented us in a variety of matters, including corporate finance and merger and acquisition transactions, corporate governance matters, strategic alliances, securities matters, and other general corporate issues. Mr. Kokas earned a Bachelor of Arts degree from Rutgers University and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars. Mr. Kokas has also been the Chairman of the Board of the Cargo Airline Association (a non-profit trade organization) since June 2011.

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

Keith H. Mayer. Mr. Mayer, age 49, has been Vice President and Corporate Controller since November 2010. Mr. Mayer joined us from PepsiCo, Inc. (“PepsiCo”). In his most recent role at PepsiCo, he served as Chief Financial Officer of an international coffee partnership between PepsiCo and Starbucks Corporation. Mr. Mayer also served PepsiCo in a variety of roles since 1999, including Director of External Reporting, Assistant Controller for PepsiCo International, Senior Group Manager of Financial Accounting for Frito-Lay North America, and Group Manager of Technical Accounting. Prior to joining PepsiCo, Mr. Mayer held financial positions of increasing responsibility with Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP). Mr. Mayer earned a Bachelors degree in Accounting from the University of Bridgeport where he graduated magna cum laude. He is a certified public accountant.

Executive Officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the board of directors or until their successors are elected and have qualified. There are no family relationships among our Directors or Executive Officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires certain of our executive officers, as well as our Directors and persons who own more than ten percent (10%) of a registered class of AAWW’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of the reporting forms received by us or written representations from reporting persons, we believe that during the last fiscal year all executive officers and Directors complied with their filing requirements under Section 16(a) for all reportable transactions during the year.

Code of Ethics Applicable to the Chief Executive Officer, Senior Financial Officers and Members of the Board of Directors

We have a long-standing commitment to conduct our business in accordance with the highest ethical principles. We have adopted a Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and Members of the Board of Directors that is monitored by our Audit Committee and that includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties. Any person who wishes to obtain a copy of our Code of Ethics may do so by writing to Atlas Air Worldwide Holdings, Inc., Attn: Secretary, 2000 Westchester Avenue, Purchase, NY 10577. A copy of the Code of Ethics is available in the Corporate Background section of our website at www.atlasair.com under the heading “Code of Conduct”.

Audit Committee

The Audit Committee of the Board of Directors consists of four outside Directors, Messrs. Agnew (Chairman), Bernlohr, Davis, and McNabb, each of whom is an independent Director within the meaning of the applicable rules and regulations of the SEC and NASDAQ (see also “Director Independence” above). The Board has determined that Mr. Davis is an “audit committee financial expert” as defined under applicable SEC rules. The Audit Committee’s primary function, as set forth in its written charter (available in the Corporate Background section of our website at www.atlasair.com under the heading “Audit Committee Charter”) is to assist the Board in overseeing the:

•	Quality and integrity of the financial statements of the Company;

•	Independent registered public accounting firm’s qualifications and independence;

•	Performance of the Company’s internal audit function and independent registered public accounting firm;

•	Company’s compliance with legal and regulatory requirements; and

•	Effectiveness of the Company’s financial reporting process, disclosure practices and systems of internal controls.

The Audit Committee is also responsible for appointing the independent registered public accounting firm, approving, in advance, audit and permitted non-audit services in accordance with the Committee’s pre-approval policy (see also “Pre-Approval Policies and Procedures” below) and monitoring the Company’s Code of Ethics (see also “Code of Ethics” above) and related party transactions. The Audit Committee held four in person meetings and four telephonic meetings in 2013.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Committee

The Board’s Compensation Committee assists the Board in discharging and performing its duties with respect to the compensation of our senior executives, including our named executive officers (our NEOs), executive succession planning, and other matters. The Compensation Committee also is the administrator of our equity award and bonus plans.

The Compensation Committee is required by its charter to meet at least four times annually. During 2013, the Compensation Committee held four in person meetings and two telephonic meetings and acted three times by written consent. The Compensation Committee consists of three outside Directors, Mr. McCorkle (Chairman), Mr. Davis and Ms. Hallett, each of whom is an independent director within the meaning of applicable SEC and NASDAQ rules.

How We Make Compensation Decisions

The Compensation Committee is responsible for reviewing, evaluating and establishing compensation plans, programs and policies for, and reviewing and approving the total compensation of, our executive officers at the level of senior vice president and above, including our President and Chief Executive Officer. The Compensation Committee also monitors the search for, and approves the proposed compensation for, all executive officers at the level of senior vice president and above, and periodically reviews and makes recommendations to the full Board regarding the compensation of Directors. In addition, the Compensation Committee retains and oversees the independent compensation consultant that provides advice regarding such compensation matters.

The Role of Independent Compensation Consultants in the Compensation Process. The Committee has retained Towers Watson as its independent compensation consultant since July 2007. The compensation consultant advises the Committee on compensation for our senior executive officers and reviews and advises on our annual incentive plan for senior executives and our long-term incentive compensation plans for all our eligible employees. The compensation consultant periodically reviews the salaries, incentive awards (annual and long-term) and other benefits that we provide to our senior executive officers so that it may advise the Committee whether compensation paid to our executives is competitive with companies and industries in which we compete for executive talent. At the direction of the Committee, the compensation consultant advises on a framework and performance metrics for both our annual and long-term incentive plans. A representative from the compensation consultant also generally participates in Compensation Committee meetings related to executive compensation and regularly communicates with the Chairman of the Committee. In addition, the compensation consultant assists the Committee in its risk assessment of our compensation policies and practices.

Consideration of the Independence of the Compensation Consultant. Towers Watson was engaged exclusively by the Committee during fiscal 2013 and neither Towers Watson nor any affiliate provided any other services to the Company. To ensure Towers Watson’s continued independence and to avoid any actual or apparent conflict of interest, neither Towers Watson nor any affiliate is engaged to perform any services beyond those provided to the Committee. The Committee has reviewed the independence of Towers Watson in light of SEC and NASDAQ listing standards regarding compensation consultants and has concluded that Towers Watson’s work for the Committee is independent and does not create any conflicts of interest. The Committee has the sole authority to retain or replace Towers Watson as the Committee’s compensation consultant.

The Role of Our Executive Officers in the Compensation Process. The Committee makes its decisions after reviewing recommendations from the independent compensation consultant, the President and CEO and the Chief Human Resources Officer. Except for discussions related to their own levels of compensation, Mr. Flynn and Mr. Kokas participate in portions of the Committee’s meetings to discuss the establishment, and ultimate payment, of annual incentive awards to executive officers at the level of senior vice president and above and long-term incentive awards to management and other eligible employees, and for salary adjustments, if any, to our senior executives, as well as other compensation matters related to senior executives. Any individual whose performance or compensation is to be discussed at a Compensation Committee meeting does not attend such meeting (or the applicable portion of such meeting) unless specifically invited by the Compensation Committee, and the President and Chief Executive Officer is not present during voting or deliberations as to his compensation. The Compensation Committee also meets, as needed, in executive session with outside counsel and the independent compensation consultant to discuss any matters that the Compensation Committee or any of these groups believes warrant the Compensation Committee’s attention.

Either before or during the first quarter of each year, the Committee establishes the minimum performance objective required for any annual incentive award payment, as well as the year’s objectives for financial, operational and individual goals and objectives for senior executives. All are taken into account in setting the performance range for each executive and ultimately in determining the amount of each executive’s annual award payment, if any. The Committee establishes these criteria, with the advice of the independent compensation consultant and outside counsel, as appropriate, after reviewing information submitted to the Committee by the President and Chief Executive Officer and Chief Human Resources Officer (at the request of the Committee). Our President and Chief Executive Officer and Chief Human Resources Officer also provide information to the Committee regarding annual and long-term incentive plans that the Committee considers, with the advice of the independent compensation consultant and outside counsel, in the Committee determining awards under those plans.

The Committee’s Risk Assessment of our Compensation Policies.

The Compensation Committee, after considering advice of Towers Watson, has concluded that our compensation program is appropriately balanced and does not promote imprudent or excessive risk taking. We do not use highly leveraged short-term incentives that encourage high-risk strategies designed to exact short-term results at the expense of long-term performance and value.

The Compensation Committee and the full Board are heavily involved in setting target performance metrics consistent with our business strategy, and the Committee retains discretion to adjust actual incentive award payouts downward. Our compensation programs reward consistent, long-term performance by heavily weighting long-term performance and equity and other long-term compensation so that it rewards executives for strong operating and favorable financial performance. We have also established long-term incentive award metrics that test our results against objective metrics over a three-year period to ensure that award achievement levels are justified by our performance over the long term.

WE PROHIBIT OUR DIRECTORS AND EXECUTIVE OFFICERS FROM HEDGING THEIR OWNERSHIP OF OUR COMMON STOCK OR PLEDGING SHARES OF COMMON STOCK.

COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW

Program Updates After the 2013 Say on Pay Vote

In the last year, the Compensation Committee has made many substantive changes to our compensation programs and policies. These changes were the result of extensive engagement with shareholders by the Company at the direction of the Compensation Committee. We reached out to the holders of almost 80% of our outstanding shares to discuss our compensation program and other issues of importance to our shareholders. The Company has a long-standing shareholder outreach program and routinely interacts with shareholders on a number of matters, including executive compensation. The intensified interactions over the last year were prompted by last year’s say on pay vote, which was supported by 39% of shares voted.

The Compensation Committee has changed key elements of our compensation program in ways that we believe will only improve emphasis on pay for performance while not promoting excessive risk taking. The key changes are shown in the chart below.

Area of Focus	What We Heard from Investors	Program Element Before 2013-14 Update	How We Responded in 2013-14

CEO Compensation Benchmarking	CEO’s pay should be targeted at median	CEO pay targeted to 50th-75th percentile of compensation benchmarking peers

•  For all future CEO pay decisions, total direct compensation targeted at median of benchmarking peer group. 2014 CEO annual incentive plan (“AIP”) and long-term incentive plan (“LTI”) award grants targeted at median of benchmark peer group

•  CEO LTI plan target award reduced by 100 percentage points, from 475% to 375% of base salary

CEO Annual Bonus Payout	Consider negative discretion to reflect special circumstances in addition to operating performance	2013 performance against stated objectives under the AIP would have supported a bonus of 145% of target to the CEO

•  The Compensation Committee used downward discretion to reduce the bonus payout in 2013 by an additional $673,000 (an additional 65 percentage points), down to 80% of target

•  This is 40% below prior year payout all based on special circumstances of this year, including our 2013 total shareholder return

Annual Bonus Performance Metrics	Company (non-individual) performance criteria should have greater weighting in annual incentive program	AIP metrics: comprised of 50% financial, 10% objective service quality and 40% individual strategic metrics in 2012	• Decreased weighting of individual strategic metrics to 30% in 2013 • Further decreased individual performance metrics for the CEO to 20% in 2014

Peer Group	Compensation benchmark group includes peers with significantly larger revenues, requiring regression, and certain companies in automotive industry	The previous peer group was the Towers Watson aerospace/defense, automotive and transportation industry database (Old Peer Group)

•  For 2014 compensation decisions, the Committee revised the peer group (with a continued focus on industry and revenue) to consist of 20 companies in industries similar to ours, with median revenue size approximately equal to Atlas Air revenues (including revenues of Polar)

•  We no longer use regression of revenues for peer group comparisons

Multiple Peer Groups	Separate peer groups for benchmarking compensation and for measuring performance under the LTI plan is confusing	The Old Peer Group was used to benchmark compensation, while a group of 20 companies in the transportation, logistics and outsourced transportation industry was used to measure comparative performance for relative LTI plan	• We use a single new representative and relevant peer group to benchmark 2014 compensation (see above) • Additionally, we moved in 2014 to absolute metrics to measure performance for LTI plan awards

Incentive Plans Performance Metrics	Metrics used in AIP and LTI plan should be more relevant to value enhancement	For 2012, AIP financial metric based on pre-tax income and LTI plan performance metrics based on EBT and ROIC relative to performance peer group

•  In 2013, AIP metric moved to Adjusted EPS to better diversify from LTI plan metrics and to incentivize and reward tax planning efforts of management

•  In 2013, LTI plan EBT metric changed to EBITDA as a better indicator of cash flow and more relevant measure of underlying profit potential

•  In 2014, LTI plan metrics changed from relative measure to absolute measure

Clawback	Lack of compensation clawback policy	No clawback policy	• New clawback policy adopted beginning in 2014 for the AIP

Change-in-Control/Double Trigger	Single trigger vesting upon change in control not considered ‘best practice’	Company uses a double trigger for cash severance and a single trigger for LTI plan and equity vesting	• LTI awards granted beginning in 2014 require change in control and separation of service not for cause or resignation for good reason in order for vesting to occur

Overview of Business and Key Achievements of our Executives and Company in 2013

We are the leading global provider of outsourced aircraft and aviation services, operating the world’s largest fleet of Boeing 747 freighters, as well as Boeing 747 and 767 passenger aircraft and Boeing 767 freighters. Our next generation Boeing 747-8F offers the industry the latest in technology and efficiency. We also provide Boeing 777 freighters on a dry leasing basis. We provide unique value to our customers by giving them access to highly reliable new production freighter aircraft that deliver the lowest unit cost in the marketplace, combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale. We operated 25, 571 flights serving 430 destinations in 124 countries in 2013, reflecting our unmatched global scale and scope.

Our customers include airlines, express delivery providers, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

Our primary service offerings include the following:

•	ACMI (Aircraft, Crew, Maintenance, and Insurance), whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and rate and volume (Yield) risk;

•	CMI (Crew, Maintenance and Insurance), which is part of our ACMI business segment, whereby we provide outsourced cargo and passenger aircraft operating solutions including the provision of crew, maintenance and insurance, while customers provide the aircraft and assume fuel, demand and Yield risk;

•	AMC (Air Mobility Command) Charter, whereby we provide cargo and passenger aircraft charter services for the U.S. Military. The AMC pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs;

•	Commercial Charter, whereby we provide cargo and passenger aircraft charter services to customers, including brokers, sports teams and fans, cruise-ship operators, freight forwarders, direct shippers and airlines. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, overfly and all other operational fees and costs; and

•	Dry Leasing, whereby we provide cargo and passenger aircraft and engine leasing solutions and the aircraft is operated by customers.

ACMI	COMMERCIAL CHARTER

•    ~70% of our Block Hours*

•    Provide outsourced cargo and passenger aircraft solutions, including provision of an aircraft, crew, maintenance and insurance to customers, including DHL Express and Qantas, among others

•    Most competitors are private companies

•    ~10-15% of our Block Hours

•    Provide cargo and passenger aircraft charters to customers, including brokers, cruise-ship operators, freight forwarders, direct shippers and airlines

•    Large, fragmented, competitive market; is a component of many freight companies’ business

AMC CHARTER	DRY LEASING

•    ~10-15% of our Block Hours

•    Provide cargo and passenger aircraft charter services for the U.S. military

•    Mostly small, domestic competitors; private companies, many of which have recently experienced bankruptcy

• Significantly growing part of our business • Revenue not tied to Block Hours • Provide cargo and passenger aircraft and engine leasing solutions

*Block	Hours are the time intervals between when an aircraft departs the terminal until it arrives at the destination terminal and are the units by which we typically charge customers.

Our long-term strategic plan is designed to diversify our business and enhance our financial results and is consistent with the metrics in our short and long-term incentive plans. Over the past several years, we began transforming and diversifying our business, beginning with DHL’s investment in Polar in late 2008. Our senior executives have successfully executed a number of long-term strategic initiatives approved by our Board notwithstanding market environments that were oftentimes challenging and turbulent. The table below shows how our most significant operating metrics have improved over this period:

Performance Metrics ($ Millions for operating revenues and free cash flow)	2009	2013	Compound Annual Growth Rate
Block Hours	108,969	158,937	9.9%
Operating Revenues	$1,061.5	$1,656.9	11.8%
Free Cash Flow*	$172.2	$273.1	12.2%
Stock Price per Share	$18.90	$41.15	21.5%
Four-Year ROIC*	—	59.8%	—

*	Free Cash Flow and ROIC are non-GAAP measures. A reconciliation of such non-GAAP measures to the corresponding GAAP numbers is contained in the section captioned “Reconciliation of GAAP to Non-GAAP Measures” appearing at the end of this Item 11.

The continued success of our business begins with our customers and the superior value-added services we provide. In 2013 and early 2014, despite a challenging environment in the global airfreight market, we successfully:

•	Met and exceeded our aggressive objective customer service quality goals and maintained a safe and compliant operation

•	Placed into service the final two Boeing 747-8 freighter aircraft in our nine aircraft order, which are focused on our ACMI operations

•	Acquired six Boeing 777-200LRFs, each with a long-term customer lease already in place in our Dry Leasing business

•	Secured highly attractive financing for our Boeing 747-8s and Boeing 777s

•	Expanded our AMCI customer base, including into emerging and expanding markets - added Astral Aviation (Africa), Chapman Freeborn (Europe), and BST Logistics (Asia) as ACMI customers and expanded service for Etihad Airways (Middle East), also an ACMI customer

•	Initiated Boeing 767 passenger service for U.S.-based MLW Air Inc. in our CMI business; also launched two new customer-owned Boeing 767-300ERFs in intra-Asian cargo service for DHL Express

•	Added Aerologic and TNT Transport International (Europe) as well as Emirates Airlines (Middle East) as Boeing 777 freighter customers on a dry lease basis

Returning Cash to Shareholders

We are committed to creating, enhancing and returning value to our shareholders. Reflecting the strength of our balance sheet and cash flow in 2013, we invested $72 million to repurchase over 1.7 million shares of our common stock, or 6.5% of our shares outstanding. We also continue to evaluate appropriate opportunities to repurchase up to an additional $60 million of our shares through our stock repurchase program.

Returning Cash to Shareholders

$72 million in share purchases in 2013	Authority to repurchase up to $60 million more

Compensation Program Highlights

Our Compensation Committee seeks to align compensation with Company and individual performance while providing incentives needed to attract, motivate and retain the executives that drive the Company’s success. The Compensation Committee achieves these goals by:

•	Aligning annual incentives with key annual financial and operating objectives

•	Aligning long-term incentive awards with our shareholders’ interests by basing the awards on key financial metrics and long-term operating performance

Each NEO is compensated with three primary forms of executive compensation: base salary, annual bonus, and long-term incentives. Annual and long-term performance incentives are payable based on specific performance objectives. The following table summarizes the key components of our CEO’s compensation:

Key Components of Pay	Form of Compensation	Links to Performance
Base Salary	Cash	Fixed annual compensation

Annual Incentives	Cash	Adjusted EPS (50%)

Objective Customer Service Reliability Metrics (20%)

Individual Objectives (30%)*

Long-Term Incentives	Performance Share Units and Performance Cash	Average Growth in Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

Return on Invested Capital (“ROIC”)

	RSUs	Retention (four year vesting) and alignment with shareholder returns

*	For 2014 and after, individual objectives weighting for CEO will be decreased to 20% and Adjusted EPS increased to 60%.

We believe that our compensation practices have played a key role in our steady operating and financial results during challenging times over the last several years in the global fright industry. Our compensation programs and policies have been designed to:

•	Attract, motivate, reward and retain the highest caliber executive talent in the marketplace, with a focus on the breadth, scope and complexity of our global business. We believe our senior executive officers have played a key role in continuing our long-term track record of strong financial performance, particularly in light of challenging competitive, regulatory, technological and economic environments.

•	Create a pay mix portfolio with an appropriate balance of fixed and variable pay, as well as performance-based pay having short-term and long-term components, with different performance metrics in each. A significant portion of total compensation is performance based.

•	Align the interests of our executives with those of our shareholders and ensure the compensation programs do not contain incentives to take inappropriate business risks.

•	The interests of our senior executive officers are linked with those of our shareholders through a meaningful ownership stake in our Company.

•	The performance metrics used in our performance based annual and long-term incentive plans are key performance indicators of the Company that incentivize our NEOs to achieve a high level of performance.

•	A significant portion of NEO compensation is tied to RSUs with four-year vesting terms to help promote stock ownership.

•	We maintain stock ownership guidelines and anti-hedging and anti-pledging policies as described below. Aligning the interests of our senior executives with those of our shareholders provides incentives to our executives to avoid taking inappropriate risks.

•	Set and adopt practices that reinforce our objectives and align with shareholder interests. Key practices we have adopted include:

•	Significant “At Risk” Compensation: AIP compensation and more than 70% of long-term incentive compensation for the CEO (65% on average for the other four NEOs) if paid at target, subject to achievement of objective, pre-established performance goals tied to operational, financial and strategic objectives

•	“Clawback” Policy: Adoption of a “clawback” of annual incentive compensation applicable to AIP awards made in 2014 and beyond to discourage imprudent risk taking

•	“Double Trigger” Vesting Acceleration: “Double trigger” in long-term equity and cash performance incentive awards granted in 2014 and beyond, with no vesting unless a change of control is accompanied by a qualifying termination of employment

•	No Change of Control Gross Ups: Change of control payments are not grossed up for tax purposes

•	Extended Vesting Requirements: Time-based equity award agreements provide for a four-year vesting schedule

•	Limited Perquisites: The Company strictly limits perquisites and does not provide for items such as personal use of airplanes, Company-provided autos and/or auto allowances or club dues

•	No Grants of Stock Options: The Company provides full value equity awards with either performance-based vesting or extended time-vesting requirements and has not granted stock options for several years

•	No Repricing: Repricing of underwater stock options not allowed

•	Stock Ownership Requirements: Minimum stock ownership guidelines and recommended holding periods for stock are in place, and all executive officers are compliant in all respects

•	No Hedging or Pledging of Shares: Insiders prohibited from engaging in hedging and monetizing transactions involving the Company’s securities and from engaging in certain speculative transactions in respect of the Company’s securities.

•	Independent Compensation Consultant: The Compensation Committee’s independent compensation consultant performs no services for the Company other than those that support the needs of the Committee

•	162(m) Compliant: AIP compensation is designed to qualify as performance-based compensation under Section 162(m).

•	Performance Assessment. The Compensation Committee annual assesses its own performance.

Discussion of Our Compensation Program

Our compensation program described in the overview above is discussed in detail on the following pages.

Compensation Dashboard

Long-Term Incentive Program	Annual Incentive	Base Salary

•    Links NEO and long-term shareholder interests

•    Serves as a key retention tool, and a strong performance driver

•    PSUs and cash awards strictly performance based and not guaranteed

•    RSUs with four year vesting, focused on retention of executive talent and related to share price

	• Drive key business, operating and individual results on an annual basis • Strictly performance-based against measurable metrics and not guaranteed	• Attract and retain executive talent • Fixed cash-based annual compensation

Other Elements of Compensation

Benefits and Perquisites	Retirement Program

•    Standard employee benefits that project against illness, disability or death

•    NEOs generally participate in corporate-wide benefits programs

•    Includes medical, dental and disability plans

•    Limited perquisites for NEOs

• Programs to meet executives’ basic retirement needs • Strongly serves to attract and retain executives • Includes 401(k) and deferred savings plans

How We Use a Comparator Group to Make Our Compensation Decisions

In making compensation decisions with respect to each of the primary compensation components, our Compensation Committee periodically reviews the competitive market for executives in our industry and similar industries. Based on our outreach and shareholder feedback, beginning in 2014 we completely changed our peer group to companies in similar industries with similarly sized revenues to us, to make compensation decisions beginning in 2014.

In 2013, we reviewed total cash and long-term incentive compensation for our senior executives against survey data for companies in the Towers Watson “aerospace/defense, automobile and transportation industries” database (the “Towers Watson database”). This nationwide database includes 30 companies that have a range of revenues. Although some of these companies have materially more revenue than our Company, it is important to note that the data is regressed to be consistent with the Company’s actual revenues. We selected this survey database because it contains a broad selection of companies with businesses, complexity and global scale similar to our own.

A significant portion of our revenues is derived from companies based outside the Untied States. In 2013, we operated 25,571 flights, serving 430 destinations in 124 countries. Given the global nature of our business, we believe it is critical to recruit and retain executives with a breadth of experience in global markets. We believe that the Towers Watson database also provides a measure of compensation in the market in which we compete for executive talent and allows us to maintain a lean senior executive team. The companies comprising the Towers Watson database are as follows: Aerojet, Alliant Techsystems, BAE Systems, Bechtel Systems & Infrastructure, Chrysler, CNH, Cooper Standard Automotive, Curtiss-Wright, Daimler Trucks North America, Esterline Technologies, Exelis, Federal-Mogul, Ford, GenCorp, General Atomics, General Dynamics, General Motors, Hexcel, International Automotive ComponentsL-3 Communications, Navistar International, Nissan North America, Oshkosh, Rockwell Collins , Rolls Royce North America, SAIC, Spirit AeroSystems , Toyota Motor Engineering & Manufacturing North America, United Technologies and Winnebago Industries.

Our new 2014 comparator group is comprised of the following companies:

Alliant Techsystems Inc. (aerospace, defense, commercial products)	Esterline Technologies Corporation (aerospace and defense manufacturer)	Ryder Systems, Inc. (truck rental, supply chain management and fleet management services)

Barnes Group Inc. (aerospace and industrial manufacturer)	Exelis Inc. (aerospace, defense and information solutions provider)	Spirit Aerosystems Holdings, Inc. (aero structures manufacturer)

B/E Aerospace Inc. (distributor of aerospace fasteners and consumables)	GATX Corporation (railcar leasing)	Tidewater Inc. (provider of large off shore service vessels to global energy industry)

Bristow Group Inc. (offshore helicopter transport services)	Harris Corporation (international communications and information technology)	TransDigm Group Inc. (commercial and military aerospace components manufacturer)

Con-Way Inc. (freight transportation and logistics)	Hexel Corporation (industrial manufacturer)	Trinity Industries, Inc. (manufacturer of transportation, construction and industrial products)

Curtiss-Wright Corp. (engineered, technologically advanced products and services)	Kansas City Southern (international transportation holding company)	UTi Worldwide Inc. (provider of global supply chain management solutions)

Echo Global Logistics, Inc. (technologically-enabled business process outsourcing)	Rockwell Collins, Inc. (provider of avionics and information technology systems and services)

We considered the following factors in establishing the new comparator group:

•	Our 2014 comparator group includes similarly sized companies, with median revenue in 2013 of $2.8 billion and with revenues that range from .5x to 2x of Atlas revenues (including total revenues of Polar) making the revenue regression analysis described above unnecessary.

•	Our 2014 comparator group includes 20 companies in the transportation, logistics and aerospace/defense services industries and eliminated manufacturers in the automotive industry such as Chrysler, Ford, General Motors, Goodrich and Nissan North America.

Some shareholders told us in our 2013 engagement program that they were concerned that the CEO’s pay was benchmarked above the median. For 2013, we generally targeted major elements of CEO pay between the 50th and 75th percentiles of the peer group used then, and at the 75th percentile for NEOs other than the CEO.

For 2014, we benchmarked the CEO LTI grant at the median, and we will use the median for all future changes to the primary elements of CEO compensation.

Base Salary

Base salary is designed to compensate senior executives for their responsibility, experience, sustained high level of performance and contribution to our success. The amount of any senior executive salary increase is determined by the Compensation Committee based on a number of factors, including but not limited to: the nature and responsibilities of the position the level of performance of the individual; the expertise of the individual; survey data; advice of the Committee’s independent compensation consultant; and recommendations of the Chief Executive Officer (except regarding his own salary) and the Chief Human Resources Officer. Salary levels for senior executives are generally reviewed annually by the Chief Executive Officer and the Compensation Committee as part of the performance review process.

Our CEO’s base salary has not been increased in over two years. In December 2013, the Compensation Committee considered the CEO’s salary for 2014 and determined not to raise the CEO’s salary. Also in December 2013, the Board of Directors elected Mr. Kokas and Mr. Schwartz to Executive Vice President. Following such election, after review of recommendations of the independent compensation consultant, the Compensation Committee determined to raise the base salaries effective January 1, 2014 for Mr. Kokas to $537,000, and for Mr. Schwartz to $525,000, in connection with their promotions. In addition, the Compensation Committee determined at the same time to increase the salary of Mr. Dietrich to an annual rate $665,000, and for Mr. Steen to $580,000, effective January 1, 2014, taking into account exemplary individual performance results and competitive salary increase levels. None of Messrs. Dietrich, Steen, Kokas, and Schwartz had a salary increase in the previous two years.

Performance Based Annual and Long-Term Incentive Compensation

The Compensation Committee believes that: a significant portion of a senior executive’s compensation should be “at-risk,” based upon the Company’s financial and operating performance. Performance-based compensation aligns senior executive compensation with our goals for corporate financial and operating performance and encourages a high level of individual performance. The Committee also believes that performance-based compensation should be balanced between incentives to achieve the Company’s annual, as well as longer-term, strategic goals. Further, the performance metrics used in our performance based annual and long-term incentive compensation are key performance indicators of the Company and incentivize the CEO to achieve a high level of performance.

Our AIP is designed to drive the achievement of key business, financial and operational results and to recognize the individual contributions of our executives on an annual basis. Long-term incentives are intended to assist in retaining and motivating executives and to encourage a strong link between management objectives and shareholder long-term interests. These targets, individually or collectively, are designed to be challenging to motivate high business performance. We also believe that a significant portion of our senior executives’ total compensation should be equity based, providing a strong alignment between the senior executive’s compensation and shareholders’ interests.

Annual Performance-Based Cash Incentive Program

Annual cash incentive compensation awards to our senior executives are made under the AIP, which is part of the Company’s 2007 Incentive Plan (the Incentive Plan). Annual cash incentive awards under the AIP are intended to qualify as performance-based compensation as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Each of our executives is assigned a target bonus opportunity and a maximum bonus opportunity. For 2013, Mr. Flynn had a target bonus opportunity of 100% and a maximum bonus opportunity of 200% of base salary; Messrs. Dietrich and Steen had a target bonus opportunity of 85% of annual base salary, with a maximum bonus opportunity of 170%; and Messrs. Kokas and Schwartz had a target bonus of 75% and maximum bonus opportunity of 150%.

For any bonus to be payable under the AIP, a threshold level of Company financial performance of adjusted earnings per share must be attained. For 2013, our threshold financial performance of adjusted earnings per share was $3.36. The adjusted earnings per share number was calculated based on 27.05 million shares outstanding (to avoid any distortions due to share repurchases, which would have resulted in a higher bonus payout based solely on the share repurchases). In calculating the adjusted pre-tax earnings, items contained in the Company’s annual operating budget will not result in any adjustment. However, items such as any gain or loss resulting from changes in accounting principles, results from discontinued operations, any extraordinary item as defined by GAAP, and other operating and non-operating expenses, are taken into account as adjustments to the extent that amounts related thereto were not included in the target support for the Company’s operating plan as approved by the Board of Directors. We make these adjustments to account for factors that we believe are not within the control of management, are not representative of our management team’s performance under the operating plan and to promote incentives for management to make decisions that focus on the creation of long-term value.

If the Company achieves its threshold pretax earnings goal, participants become eligible to receive up to the maximum award amount described above. However, a participant’s maximum award amount is subject to downward adjustment based in part on the extent to which the Company achieves the earnings per share goal described below, and in part on such other factors as the Committee may determine. Downward adjustments, if any, lie in the discretion of the Committee but the Committee generally adjusts for the factors established for the particular performance period, as the Committee did in 2013.

EPS. One of the performance factors used to determine any downward adjustment in the 2013 AIP was our adjusted earnings per share, with a performance range from the threshold amount of $3.36 per share, $4.64 per share for the target amount and $4.88 representing maximum achievement. For 2013, reported EPS was $3.66 per share before required adjustments under the AIP, consisting primarily of retirement for two Boeing 747-400 BCF aircraft, loss on early extinguishment of debt, certain tax and strategic planning expenses, unrealized currency losses on Brazilian customs deposits and an impairment on intangible assets related to a customer relationship, as well as certain immaterial items comprised of stock grant expense, loss on sale of aircraft, costs related to a collective bargaining grievance, executive severance expenses, and fees of outside advisors for certain activities. This resulted in adjusted EPS of $4.12, and a 90.3% financial performance factor, that was weighted on a 50% basis resulting in downward discretion being exercised by the Committee. As previously noted, the Compensation Committee further exercised its downward discretion for the CEO’s 2013 AIP payment based on special circumstances of this year, including our 2013 total shareholder return.

Customer Service Quality/On-Time Reliability Objective Metric. Customer Service Quality in terms of on-time arrivals is critical to our business success as an outsourced provider of aircraft services flying freight and passengers for our customers. In addition to adjusted EPS, the second objective performance metric that was employed to determine 2013 annual cash bonus payments was our on-time customer service reliability for our main business segments. With respect to customer service reliability, we set our annual on time customer service reliability target levels to meet or exceed our aggressive contractual service level commitments to our customers. The following are our 2013 customer service quality goals. These are all objective, measurable goals that are set to meet or exceed challenging standards set forth in our customer service agreements. In 2013, we exceeded our customer service reliability levels, resulting in a 200% performance factor attributable to this objective performance metric. As previously noted, the Compensation Committee exercised its downward discretion for the CEO’s 2013 AIP payment based on special circumstances of this year, including our 2013 total shareholder return.

2013 Objective Customer Service Quality Goals. The Customer Service Quality portion of our AIP is objective. It is comprised of specific challenging, objective, measurable customer service on-time reliability goals set forth in written customer contracts.

Customer Service Offering	2013 Result
ACMI	Exceeded all on-time objective customer service performance goals during the year without incurring net customer financial penalties.

CMI	Exceeded all on-time objective customer service performance goals during the year without incurring net customer financial penalties.

AMC/Military	Exceeded all on-time objective customer service performance goals during the year without incurring net customer financial penalties.

2013 Individual Performance Objectives. Individual annual objectives for the NEOs are reviewed with and approved by the Compensation Committee at the beginning of each year, typically when the Company’s operating plan is being approved by the Board of Directors. These performance objectives tie into our annual business plan and our long-term strategic plan, including productivity, diversifying our business and enhancing our financial results.

Set forth below are the primary objectives for each of our NEOs during 2013. All of our NEOs met or exceeded the maximum achievement on their individual objectives (the third AIP performance metric), resulting in a 200% performance factor. This metric was weighted at 30% for all Named Executive Officers for 2013.

As discussed above, for 2014, Mr. Flynn’s individual objective percentage was reduced to 20%.

William J. Flynn - President and Chief Executive Officer:

•	Drive Implementation of Strategic Plan, including expanding our dry leasing business and continued development of our overall fleet strategy.

•	Executed on a number of substantial new aircraft investments that are expected to make significant contributions to future earnings and generate very favorable investment rates of return; and

•	Successfully diversified AAWW’s overall asset base through key acquisitions, which also complements AAWW’s investment in the Boeing 747-8F as an ACMI asset.

•	Continuous Improvement (“CI”) Cost Reduction Efforts & Strategic Growth Initiatives

•	Materially reduced costs compared with 2012 in the following areas: maintenance, from our engine and spare part purchase programs rather than incurring more expensive repairs for existing parts; passenger and ground handling; travel, from reduced rates negotiated with vendors; rate reductions on various other operating expenses through substantial procurement initiatives; and

•	Successfully identified a number of other CI opportunities for longer term benefit and implementation.

John W. Dietrich - Executive Vice President and Chief Operating Officer:

•	CI Cost Reduction Efforts & Strategic Growth Initiatives

•	Materially reduced costs compared with 2012 in the following areas: maintenance, from our engine and spare part purchase programs rather than incurring more expensive repairs for existing parts; passenger and ground handling; travel, from reduced rates negotiated with vendors; rate reductions on various other operating expenses through substantial procurement initiatives; and

•	Successfully identified a number of CI opportunities for longer term benefit and implementation.

•	Managed Department of Defense (“DOD”) Strategy and Maximized Opportunities

•	Successfully managed DOD strategy, teaming arrangements and entitlements; and

•	Attained outstanding ratings for Air Force One and E-4B pilot training services.

•	Strengthened Labor Relations Engagement

•	Implemented a five-year collective bargaining agreement with the Atlas and Polar dispatchers without operational disruption.

Michael Steen - Executive Vice President and Chief Commercial Officer:

•	Implement Strategic Plan and Drive Dry Leasing Growth Strategy

•	Successfully expanded our dry leasing platform by acquiring six Boeing 777 freighters in 2013 and early 2014;

•	Added two new ACMI customers and successfully placed two Boeing 747-400 freighters with existing ACMI customers;

•	Placed a Boeing 747-8F with Etihad;

•	Added MLW as a new CMI customer and successfully commenced operation of a Boeing 767 VIP aircraft; and

•	Added two additional Boeing 767-300 freighters for DHL CMI operations in Asia.

•	CI Cost Reduction Efforts & Strategic Growth Initiatives

•	Materially reduced costs compared with 2012 in the following areas: maintenance, from our engine and spare part purchase programs rather than incurring more expensive repairs for existing parts; passenger and ground handling; travel, from reduced rates negotiated with vendors; rate reductions on various other operating expenses through substantial procurement initiatives; and

•	Successfully identified a number of CI opportunities for longer term benefit and implementation.

Adam R. Kokas - General Counsel and Chief Human Resources Officer:

•	Supported Implementation of Company Growth Initiatives

•	Successfully developed and executed on Titan growth strategy through the negotiation, documentation and closing of the acquisition of six Boeing 777 freighters in 2013 and early 2014;

•	Completed the acquisition and delivery of two Boeing 747-8 freighters and the related financing;

•	Completed a capital markets refinancing of one Boeing 777 freighter on lease; and

•	Provided timely and comprehensive legal, regulatory, transactional and business support for numerous other transactions furthering the Company’s growth initiatives.

•	CI Cost Reduction Efforts & Strategic Growth Initiatives

•	Materially reduced costs compared with 2012 in the following areas: maintenance, from our engine and spare part purchase programs rather than incurring more expensive repairs for existing parts; passenger and ground handling; travel, from reduced rates negotiated with vendors; rate reductions on various other operating expenses through substantial procurement initiatives; and

•	Successfully identified a number of CI opportunities for longer term benefit and implementation.

•	Strengthened Labor Relations Engagement and Enhanced Company-Wide Compliance Focus

•	Implemented a five-year collective bargaining agreement with Atlas and Polar Dispatchers without operational disruption;

•	Successfully implemented and enhanced a Company-wide compliance training program; and

•	Successfully strategized the crew and ground recruitment efforts related to substantial 2013 aircraft and customer growth.

Spencer Schwartz - Senior Vice President and Chief Financial Officer:

•	Enhance Stakeholder Value

•	Supported plans to diversify and grow revenue and profitability, including implementation of the company’s strategic plan;

•	Generated numerous considerable income tax benefits for 2013 and subsequent years that lower the Company’s effective income tax rate and cash taxes paid;

•	Executed/arranged very low rate financing for two Boeing 747-8Fs and six Boeing 777-200LRFs; and

•	Added/upgraded Information Technology functionality for many new stations, systems, software and devices.

•	CI Cost Reduction Efforts & Strategic Growth Initiatives

•	Materially reduced costs compared with 2012 in the following areas: maintenance, from our engine and spare part purchase programs rather than incurring more expensive repairs for existing parts; passenger and ground handling; travel, from reduced rates negotiated with vendors; rate reductions on various other operating expenses through substantial procurement initiatives; and

•	Successfully identified a number of CI opportunities for longer term benefit and implementation.

•	Advanced Business Resiliency

•	Successfully developed and implemented a comprehensive business recovery program;

•	Tested critical work processes; and

•	Broadened recovery communications and program awareness.

Actual 2013 Payouts. As a result of the above, the AIP paid out at a bonus level of 145% based on negative discretion exercised by the Committee related to adjusted earnings per share. However, the Compensation Committee exercised its downward discretion and reduced the AIP payout for our CEO by an additional 65 percentage points, to 80% of target, which is 40% below prior year payout. Such reduction was based on special circumstances of 2013, including our 2013 total shareholder return. Actual bonus amounts paid to Messrs. Flynn, Dietrich, Steen, Kokas and Schwartz under the AIP are included in the Summary Compensation Table for Fiscal 2013 under “Non-Equity Incentive Plan Compensation.”

Long-Term Incentive Compensation

Under our 2007 Incentive Plan, the Compensation Committee is authorized to grant to participants a variety of long-term incentives, including shares of common stock, restricted stock, share units, stock options, stock appreciation rights, performance units and/or performance cash incentives. In granting these awards, the Compensation Committee is authorized to establish any conditions or restrictions, consistent with the 2007 Incentive Plan, it deems appropriate.

During 2013, the Compensation Committee made long-term incentive grants to our NEOs in the form of performance share units, performance-based cash awards, and time-based restricted stock units, as set forth in the Grants of Plan Based Awards table appearing below. To provide incentives to achieve the Company’s aggressive long-term operating plan, the Committee elected to maintain performance award opportunity levels at the same level as those employed in 2012.

Setting the Long-Term Grant Amount

The total long-term incentive grant in a given year is based on a multiple calculated as a percentage of base salary. For the CEO, the multiple is based on his actual base salary and for the other NEOs and other executives, the multiple is based on an average base salary for all executives at a particular level (either Executive Vice President, Senior Vice President or Vice President). The multiple is converted into an aggregate LTI plan award, and for 2013 awards, is based on the AAWW average closing stock price for the 30 days before January 31, 2013.

For 2013, the award was granted in the form of three-year performance share units (25%) and performance cash awards (25%), as well as time (four year) vesting restricted stock units (50%), all as more fully described below.

Performance Share Units and Performance Cash Awards

Performance share units, or PSUs, are paid in AAWW common shares on vesting. Key characteristics of the PSUs are as follows:

•	Consisted of 25% of the 2013 LTI grant

•	Vest only if the Company achieves, over a three-year period, rigorous preset objective comparative financial targets measured against a designated group of 20 peer companies in the transportation, logistics and outsourced transportation industries (“LTI Peer Companies”)

•	Subject to the following financial metrics for the 2013 grant: earnings before interest, taxes, depreciation and amortization (“EBITDA”) growth and return on invested capital (“ROIC”) relative to the LTI Peer Companies

•	The grant date value is reported on the Summary Compensation Table, but actual value (if any) will not be realized by the NEOs until the three-year period ends and then only if the awards meet applicable performance criteria

Performance cash awards are paid at the end of a three-year performance period. Key characteristics of the performance cash are as follows:

•	Consisted of 25% of the 2013 LTI grant

•	Vests only if the Company achieves, over a three-year period, rigorous preset comparative financial targets measured against the LTI Peer Companies

•	Subject to the following financial metrics for the 2013 grant: EBITDA growth and ROIC relative to the LTI Peer Companies

•	Pursuant to SEC rules, cash compensation subject to future performance is not reported until it is actually paid, which would not be before 2016 following completion of the 2013-2015 three-year performance period. As such, this value is not reported on the 2013 Summary Compensation Table

The Committee determined in 2013 that 25% of the LTI award should be based on long-term performance but be awarded in cash performance units. The Committee’s decision was based on its analysis of: (1) the amount of AAWW stock already held by executives, which was well above the stock ownership guidelines (and for the CEO, totals more than 1% of the Company’s issued and outstanding shares), (2) dilution and grant rate levels, and (3) the need to balance executive retention with long-term company operating performance.

Financial Metrics for Performance-Based LTI Grants. Each year, the Committee establishes the performance metrics and peer companies for the following three-year award period. The rewards for achieving results under these overlapping periods will vary for each three-year period. Our long-term incentive performance metrics relate to key Company long-term strategies and provide substantial payouts only on exceptional performance.

For the three-year performance period (covering fiscal 2013 - 2015), the Committee determined that the performance-based awards would be based upon: (1) average growth in EBITDA and (2) ROIC, both as measured against a select group of 20 transportation-related companies, described further below.

For 2013, the Committee changed the earnings metric from earnings before taxes (“EBT”) used for long-term incentive awards prior to 2013 to one based on EBITDA based on feedback from our extensive shareholder outreach efforts and because for companies in industries that require significant upfront financial investments like the Company, EBITDA is a more appropriate measure of underlying profit potential. It also serves as a better indicator of operating cash flow.

The Company’s strategic plan involves a significant investment program in its aircraft fleet over the 2012 to 2014 period, and our long-term performance based awards include a ROIC metric to measure how the Company manages its balance sheet to generate returns. Investment in the fleet results in a lag between the time of the investment in assets and revenue production from the assets deployed with that investment. As such, the ROIC metric calculation excludes capital invested until the related assets are placed in service and earning a return for the Company.

At the end of the three-year period, the awards vest based on a performance matrix ranging from no vesting if the Company’s performance is in the bottom quintile of both EBITDA and ROIC metrics to 200% vesting if performance on both metrics is in the top quintile. Target vesting (100% of the award) is achieved if the Company’s performance is in the middle quintile.

LTI Peer Companies - Peer Group for Relative Performance Comparisons. For awards granted in 2013, we measured our operating performance for purposes of determining payout amounts of PSUs and Performance Cash Awards against a peer group. This peer group, initially formulated by management based on criteria developed with the Compensation Committee, was reviewed by Towers Watson and was then reviewed and approved by the Compensation Committee.

For awards granted in 2013 covering the 2013-2015 performance period, the peer group (referenced as LTI Peer Companies above) consisted of the following 20 companies whose primary lines of business were in the transportation, logistics and outsourced transportation service industries: Aercap Holdings, Aircastle Limited, Air Transport Services Group, Alexander & Baldwin, Inc., Bristow Group, CSX Corporation, Delta Airlines, GATX, Horizon Lines, J.B. Hunt, JetBlue, Kansas City Southern, Norfolk Southern, Parker Drilling, Republic Airways, Ryder Systems, Inc., SkyWest Airlines, Southwest Airlines, TAL Corporation and Tidewater Inc. Importantly, the LTI Peer Companies are also designed to include companies whose primary businesses are similarly impacted by the performance metrics used for our performance share and unit awards. Amount of revenue is not as important for this purpose as we are comparing these companies to measure relative operating performance and growth as opposed to benchmarking compensation levels.

Restricted Stock Units

Restricted stock units, or RSUs, are paid in AAWW common shares and have the following key characteristics:

•	Consisted of 50% of the 2013 LTI target grant

•	Vest annually over a four-year period

•	The grant date value is reported on the Summary Compensation Table, but the value realized by the executives will not be determined until the units vest

RSUs are designed to attract and retain executives by providing them with (1) stock ownership during the four-year vesting period, and (2) strong incentive to remain with the Company until at least the four-year vesting period ends.

Target Payout of 2011 LTI Award for Three-Year 2011-2013 Performance Period

In the first quarter of 2014, the Committee reviewed AAWW’s performance over the three-year performance period ended December 31, 2013 for grants made in 2011. The performance metrics for these awards were set in 2011 and were EBT growth and ROIC relative to a comparator group. Based on that review and consistent with the pay for performance structure of our long-term incentive plan, the Committee determined that AAWW’s performance relative to the comparator companies placed it within the fifth quintile for EBT Growth and the first quintile for ROIC, resulting in stock payouts at the 100% (target) level as shown in the matrix below.

Performance Relative to Comparator Group: EBT Growth		Performance Relative to Comparator Group: ROIC
		Fifth Quintile	Fourth Quintile	Target Quintile	Second Quintile	First Quintile
	Fifth Quintile	0%	0%	50%	75%	100%
	Fourth Quintile	0%	50%	75%	100%	135%
	Target Quintile	50%	75%	100%	135%	150%
	Second Quintile	75%	100%	135%	150%	175%
	First Quintile	100%	135%	150%	175%	200%

Other Elements of Compensation

Other Benefits and Limited Perquisites

We provide our senior executives with common benefits, such as health insurance (including certain retiree health benefits), severance benefits commensurate with position, 401(k) plan participation and a supplemental executive retirement program. The Compensation Committee believes that perquisites should be limited and not broad-based. Such perquisites are limited to financial counseling and travel related benefits, including tax reimbursement payments related thereto, and an annual physical examination. Details concerning these perquisites can be found in the footnotes to the “Summary Compensation Table for Fiscal 2013” below.

Retirement Plans

In addition to the Company’s 401(k) plan, the Company maintains a supplemental executive retirement plan for employees holding the title of Senior Vice President or higher. This plan is a nonqualified deferred compensation plan intended to make eligible employees whole for compensation limits imposed under our 401(k) plan. Under the supplemental executive retirement plan, a participant is eligible to make elective deferrals and to receive employer credits equal to 5% of eligible compensation in excess of the limits described in Sections 401(a)(17) and 402(g) of the Code. Employer credits are subject to a vesting requirement during the first three years of eligibility for the plan. Deferrals and employer credits are credited with notional earnings equal to the prime interest rate until distributed on the earliest of (i) the participant becoming disabled, (ii) the participant’s separation from service (including death), or (iii) a change in control of the Company.

Policies Regarding Executive Stock Ownership

In support of the Board philosophy that performance and equity incentives provide the best incentives for the NEOs and other members of management and promote increases in stockholder value, the Board adopted Stock Ownership Guidelines (the “Guidelines”) covering all Board members and NEOs. Such guidelines include both stock ownership and recommended stock holding periods as described below. The Guidelines require executives to achieve certain levels of share ownership over a five-year period based on the lesser of a percentage of annual base salary or a fixed number of shares. The target ownership requirements for the Board Members and the NEOs are the lesser of: (1) 4x annual retainer and fees or 5,000 shares for non-independent directors, (2) 4x base salary or 50,000 shares for the CEO, (3) 3x base salary or 20,000 shares for executive vice presidents, and (4) 2x base salary or 12,000 shares for senior vice presidents.

All of our Board Members and NEOs are in full compliance with the requisite Common Stock ownership levels set forth in the Guidelines. Mr. McNabb was elected as a Director on July 23, 2012 and has five years from that date to achieve full compliance status. He is in compliance with the holding period described below.

If an individual covered by the Guidelines has not attained the requisite level of share ownership upon a vesting event or exercise of a stock option or otherwise receives stock as compensation from the Company, it is recommended that he or she retain the lesser of (i) a number of shares equal to 50% of the net value of shares acquired or vested (after deducting the exercise price and withholding taxes) or (ii) a number of shares necessary to reach the applicable stock ownership guidelines amount for such covered person.

Tax Considerations

Section 162(m) of the Code limits the deductibility of compensation in excess of $1 million paid to the Company’s Chief Executive Officer and to each of the other three highest-paid executive officers (other than the Chief Financial Officer). There is, however, an exception to this limit on deductibility for compensation that satisfies certain conditions for “qualified performance-based compensation” set forth under Section 162(m). The Company intended to implement compensation arrangements that qualify as tax-deductible performance-based compensation under the 2007 Plan; provided, however, that such intended implementation should not be viewed as a guaranty that the Company will be able to deduct all such compensation. The Compensation Committee reserves the right in its discretion to make payments or grant awards that do not qualify for tax deductibility under Section 162(m).

Equity Grant Practices

The Compensation Committee generally grants equity awards in February of each year. The Committee does not have any programs, plans or practices of timing these awards in coordination with the release of material nonpublic information. We have never backdated, re-priced or spring-loaded any of our equity awards.

Clawback Policy

In 2014, we adopted a compensation clawback policy to enhance the alignment of our compensation program features with best practices. Our clawback policy permits us to seek to recover certain amounts of annual cash incentive compensation awarded to any executive officers on or after February 18, 2014 if payment of such compensation was based on the achievement of financial results that were subsequently the subject of a restatement of our financial statements due to misconduct and if the executive officer engaged in improper conduct after February 18, 2014 that contributed to higher amount of cash incentive compensation received.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section with senior management. Based on this review, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis section be included in this proxy statement.

THE COMPENSATION COMMITTEE

Frederick McCorkle, Chairman Eugene I. Davis Carol B. Hallett

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee serves as a member of the board of directors or the compensation committee of any entity that has one or more of our executive officers serving as members of the Board or Compensation Committee.

Compensation of Named Executive Officers

Summary Compensation Table for Fiscal 2013

As described in the Compensation Discussion and Analysis “Overview” section of this Proxy Statement, based on our extensive shareholder outreach, we have made numerous changes to our compensation programs, while maintaining our pay for performance philosophy and ensuring that these programs do not promote excessive risk taking. Please read the Compensation Discussion and Analysis “Overview” beginning on page 8, along with the material presented below.

The following table provides information concerning compensation for our Named Executive Officers during fiscal year 2013:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
William J. Flynn	2013	1,035,040	—	3,865,788	—	828,000	136,817	5,865,645
President and Chief	2012	978,788	—	4,305,096	—	1,364,424	257,818	6,906,126
Executive Officer	2011	900,035	—	3,489,175	—	1,789,869	176,635	6,355,714
John W. Dietrich	2013	632,524	—	1,590,060	—	780,284	90,076	3,092,944
Chief Operating	2012	622,211	—	2,040,602	—	746,007	137,363	3,546,183
Officer	2011	550,021	—	1,353,107	—	923,475	112,675	2,939,277
Spencer Schwartz	2013	425,016	—	1,013,096	—	462,619	76,031	1,976,762
Chief Financial	2012	421,891	—	1,300,253	—	444,353	78,886	2,245,384
Officer	2011	385,432	—	848,444	—	596,623	79,626	1,910,125
Michael T. Steen	2013	550,021	—	1,590,060	—	678,508	83,112	2,901,701
Chief Commercial	2012	543,771	—	2,040,602	—	651,717	106,146	3,342,236
Officer	2011	500,019	—	1,353,107	—	845,216	96,211	2,794,552
Adam R. Kokas	2013	488,769	—	1,013,096	—	532,012	75,094	2,108,971
General Counsel and	2012	480,800	—	1,300,253	—	511,006	100,205	2,392,264
Chief Human Resources Officer	2011	425,016	—	848,444	—	633,912	85,182	1,992,553

Summary Compensation Table Notes

Column (a) — Named Executive Officers

The Named Executive Officers include the chief executive officer, the chief financial officer, and the three other most highly compensated executive officers who were serving as executive officers at December 31, 2013. Mr. Steen was named Executive Vice President and Chief Commercial Officer in November 2010. Mr. Schwartz was named Senior Vice President and Chief Financial Officer in June 2010 and was elected an Executive Vice President as of January 1, 2014. Mr. Kokas was named Senior Vice President, General Counsel and Secretary in October 2006. He was named Chief Human Resources Officer in November 2007. Mr. Kokas was elected an Executive Vice President as of January 1, 2014. Mr. Dietrich became Executive Vice President and Chief Operating Officer in September 2006.

Column (c) — Salary

Mr. Flynn did not receive a salary increase in 2013. Mr. Flynn’s last salary increase occurred over two years ago in April 2012. Salary shown for 2013 reflects the full-year effect of this April 2012 increase.

Column (d) — Bonus

There were no discretionary bonuses paid to the Named Executive Officers in 2013.

Columns (e) and (f) — Stock Awards and Stock Options

Stock Awards for 2013 reflect amounts covering grants of (i) time-based restricted stock units vesting over four years and (ii) performance share units (awarded at target) for the three-year performance period ending December 31, 2015. Performance share units are paid out at a rate ranging from 0% to 200%, depending on AAWW’s EBT and ROIC performance relative to a group of peer companies over such three-year performance period. Assuming that the performance share units are paid out at the maximum level, the aggregate dollar amounts of restricted stock units and performance share unit awards for 2013 (based on the closing price of our Common Stock on the date of grant) would be $5,154,415 for Mr. Flynn, $2,120,080 for Mr. Dietrich, $1,350,811 for Mr. Schwartz, $2,120,080 for Mr. Steen and $1,350,811 for Mr. Kokas. There were no stock options granted in 2013.

Column (g) — Non-Equity Incentive Plan Compensation

Reflects cash payments made under the AIP. The Compensation Committee used downward discretion to reduce Mr. Flynn’s 2013 bonus payout by $673,000 (an additional 65 percentage points, down to 80% of target) based on special circumstances of this year, including our 2013 total shareholder return.

Column (i) — All Other Compensation

“All Other Compensation” includes Company matching contributions under our 401(k) plan. For 2013, these amounts totaled $11,500 for Mr. Flynn and $8,750 for each of the other Named Executive Officers.

We provide a limited number of perquisites and other personal benefits to our senior executive officers. We believe these benefits are reasonable, competitive and consistent with our overall executive compensation program and philosophy and with comparable programs maintained by the companies with which we compete for executive talent. The costs of these benefits constitute only a small percentage of each Named Executive Officer’s total compensation. For 2013, these personal benefits included financial counseling fees and limited travel-related expenses. Reimbursement of taxes owed for these benefits for 2013 totaled $20,672 for Mr. Flynn, $17,227 for Mr. Dietrich, $19,599 for Mr. Schwartz, $15,982 for Mr. Steen and $16,782 for Mr. Kokas. These amounts are included in the “All Other Compensation” column.

The Company’s 401(k) Restoration and Voluntary Deferral Plan (“SERP”) is for employees holding the title of Senior Vice President or higher. The SERP is a nonqualified deferred compensation plan intended to make eligible employees whole for compensation limits imposed under our 401(k) plan. Under the SERP, a participant is eligible to make elective deferrals and receive an employer contribution equal to 5% of eligible compensation in excess of the limit described in Section 401(a)(17) of the Code. Employer contributions are subject to a vesting requirement during the first three years of eligibility for the SERP. Deferrals and employer contributions are credited with notional earnings equal to the prime interest rate until distributed on the earliest of (i) the participant becoming disabled, (ii) the participant’s separation from service, or (iii) a change in control of the Company. The amount of employer contributions made under the SERP to each of our Named Executive Officers during 2013 totaled $81,908 for Mr. Flynn, $44,191 for Mr. Dietrich, $25,171 for Mr. Schwartz, $39,837 for Mr. Steen, and $30,260 for Mr. Kokas. These amounts are included in the “All Other Compensation” column. See “Nonqualified Deferred Compensation” below for additional information about the SERP.

The “All Other Compensation” column also includes de minimis amounts for group term life insurance and long-term disability insurance.

Grants of Plan-Based Awards during Fiscal 2013

The grants in the following table were made pursuant to (i) our Incentive Plan and related award agreements and (ii) our AIP, all of which are described in more detail in the section headed “Compensation Discussion and Analysis” above.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (4)(#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($) (k)	Grant Date Fair Value of Stock and Option Awards (4)($) (l)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
William J. Flynn
AIP (1)		776,250	1,035,000	2,070,000	—	—	—	—	—	—	—
LTIP (2)	2/25/13	—	1,229,063	2,458,126	—	—	—	—	—	—	—
LTIP	2/25/13	—	—	—	—	27,313	54,626	—	—	—	1,288,627
Stock Awards	2/25/13	—	—	—	—	—	—	54,624	—	—	2,577,160
John W. Dietrich
AIP (1)		403,219	537,625	1,075,250	—	—	—	—	—	—	—
LTIP (2)	2/25/13	—	505,519	1,011,038	—	—	—	—	—	—	—
LTIP	2/25/13	—	—	—	—	11,234	22,468	—	—	—	530,020
Stock Awards	2/25/13	—	—	—	—	—	—	22,468	—	—	1,060,040
Spencer Schwartz
AIP (1)		239,063	318,750	637,500	—	—	—	—	—	—	—
LTIP (2)	2/25/13	—	322,097	644,194	—	—	—	—	—	—	—
LTIP	2/25/13	—	—	—	—	7,158	14,316	—	—	—	337,714
Stock Awards	2/25/13	—	—	—	—	—	—	14,315	—	—	675,382
Michael T. Steen
AIP (1)		350,625	467,500	935,000	—	—	—	—	—	—	—
LTIP (2)	2/25/13	—	505,519	1,011,038	—	—	—	—	—	—	—
LTIP	2/25/13	—	—	—	—	11,234	22,468	—	—	—	530,020
Stock Awards	2/25/13	—	—	—	—	—	—	22,468	—	—	1,060,040
Adam R. Kokas
AIP (1)		274,922	366,563	733,125	—	—	—	—	—	—	—
LTIP (2)	2/25/13	—	322,097	644,194	—	—	—	—	—	—	—
LTIP	2/25/13	—	—	—	—	7,158	14,316	—	—	—	337,714
Stock Awards	2/25/13	—	—	—	—	—	—	14,315	—	—	675,382

(1)	Represents the range of potential cash payouts under the AIP.
(2)	Represents the grant (under the Incentive Plan) of performance-based long-term cash awards that vest only if certain pre-established performance criteria for the period beginning on January 1, 2013 and ending December 31, 2015 are achieved.
(3)	Represents the grant (under the Incentive Plan) of performance-based long-term stock awards that vest only if certain pre-established performance criteria for the period beginning on January 1, 2013 and ending December 31, 2015 are achieved.
(4)	Represents award of time-based restricted stock units that vest ratably over a four-year period.
(5)	The fair value of the restricted stock units and performance share units shown in the table is based on the closing market price of our Common Stock as of the date of the particular award.

Outstanding Equity Awards at Fiscal Year-End 2013

The table below shows outstanding equity awards for our Named Executive Officers as of December 31, 2013. Market values reflect the closing price of our common stock on the NASDAQ Global Market on December 31, 2013, which was $41.15 per share.

Name (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)		Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
William J. Flynn	30,200	(1)	—	—	58.34	6/22/16	10,187	(5)	419,195	—		—
	16,827	(2)	—	—	50.00	6/22/16	15,453	(7)	635,891	30,905	(8)	1,271,741
	—		—	—	—	—	24,570	(9)	1,011,056	32,760	(10)	1,348,074
	—		—	—	—	—	8,856	(11)	364,424	11,808	(12)	485,899
	—		—	—	—	—	54,625	(14)	2,247,819	27,313	(13)	1,123,930
John W. Dietrich	—		—	—	—	—	4,139	(5)	170,320	—		—
	—		—	—	—	—	5,993	(7)	246,612	11,985	(8)	493,183
	—		—	—	—	—	15,165	(9)	624,040	20,220	(10)	832,053
	—		—	—	—	—	22,468	(14)	924,558	11,234	(13)	462,279
Spencer Schwartz	—		—	—	—	—	739	(5)	30,410	—		—
	—		—	—	—	—	1,809	(6)	74,440	—		—
	—		—	—	—	—	3,758	(7)	154,642	7,515	(8)	309,242
	—		—	—	—	—	9,663	(9)	397,632	12,884	(10)	530,177
	—		—	—	—	—	14,315	(14)	589,062	7,158	(13)	294,552
Michael T. Steen	—		—	—	—	—	2,547	(5)	104,809	—		—
	—		—	—	—	—	5,993	(7)	246,612	11,985	(8)	493,183
	—		—	—	—	—	15,165	(9)	624,040	20,220	(10)	832,053
	—		—	—	—	—	22,468	(14)	924,558	11,234	(13)	462,279
Adam R. Kokas	6,646	(3)	—	—	45.14	10/9/16	2,547	(5)	104,809	—		—
	2,600	(4)	—	—	49.17	2/9/14	3,758	(7)	154,642	7,515	(8)	309,242
	—		—	—	—	—	9,663	(9)	397,632	12,884	(10)	530,177
	—		—	—	—	—	14,315	(14)	589,062	7,158	(13)	294,552

(1)	Stock options granted on June 22, 2006, which are now fully vested.
(2)	Stock options granted on May 23, 2007, which are now fully vested.
(3)	Stock options granted on October 9, 2006, which are now fully vested.
(4)	Stock options granted on February 9, 2007, which are now fully vested.
(5)	Restricted shares awarded on February 17, 2010 vest 25% ratably on each of February 17, 2011, 2012, 2013 and 2014, with full vesting upon a change in control of the Company.
(6)	Restricted shares awarded on June 18, 2010 vest 25% ratably on each of June 18, 2011, 2012, 2013 and 2014, with full vesting upon a change in control of the Company.
(7)	Restricted share units awarded on February 11, 2011 vest 25% ratably on each of February 11, 2012, 2013, 2014 and 2015, with full vesting upon a change in control of the Company.
(8)	Performance share units awarded on February 11, 2011 vest on attainment of certain pre-established performance criteria during the three-year performance period ended December 31, 2013.
(9)	Restricted share units awarded on February 14, 2012 vest 25% ratably on each of February 11, 2013, 2014, 2015 and 2016, with full vesting upon a change in control of the Company.
(10)	Performance share units awarded on February 14, 2012 vest on attainment of certain pre-established performance criteria during the three-year performance period ended December 31, 2014.
(11)	Restricted share units awarded on June 1, 2012 vest 25% ratably on each of June 1, 2013, 2014, 2015 and 2016, with full vesting upon a change in control of the Company.
(12)	Performance share units awarded on June 1, 2012 vest on attainment of certain pre-established performance criteria during the three-year performance period ended December 31, 2014.
(13)	Performance share units awarded on February 25, 2013 vest on attainment of certain pre-established performance criteria during the three-year performance period ended December 31, 2015.
(14)	Restricted share units awarded on February 25, 2013 vest 25% ratably on each of February 25, 2014, 2015, 2016 and 2017, with full vesting upon a change in control of the Company.

Option Exercises and Stock Vested during Fiscal 2013

The following table provides information relating to stock option activity, as well as stock vesting during fiscal 2013, for each of our Named Executive Officers:

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired On Exercise (b)(#)	Value Realized on Exercise (c)($)	Number of Shares Acquired on Vesting (d)(#)	Value Realized on Vesting (e)($)
William J. Flynn	—	—	123,112	5,198,296
John W. Dietrich	—	—	51,036	2,159,540
Spencer Schwartz	—	—	27,448	1,148,643
Michael T. Steen	—	—	33,675	1,434,396
Adam R. Kokas	—	—	30,724	1,298,002

Nonqualified Deferred Compensation

As indicated above, the Company maintains the SERP for employees holding the title of Senior Vice President or higher to make eligible employees whole for compensation limits imposed under our 401(k) plan. Under the SERP, a participant is eligible to make elective deferrals and to receive an employer credit equal to 5% of eligible compensation in excess of the limits described in Sections 401(a)(17) and 402(g) of the Code. Employer credits are subject to a vesting requirement during the first three years of eligibility for the plan. Deferrals and employer credits are credited with notional earnings equal to the prime interest rate until distributed on the earliest of (i) the participant becoming disabled, (ii) the participant’s separation from service (including death), or (iii) a change in control of the Company.

The table below sets forth the amount of employer contributions made under the SERP to each of our Named Executive Officers during 2013. Each Executive Officer is 100% vested in his aggregate account balance.

Name (a)	Executive Contributions in Last Fiscal Year (b)($)	Registrant Contributions in Last Fiscal Year (c)($) (1)	Aggregate Earnings in Last Fiscal Year (d)($)	Aggregate Withdrawals/ Distributions (e)($)	Aggregate Balance at Last Fiscal Year End (f)($) (2)
William J. Flynn	—	81,908	10,578	—	417,953
John W. Dietrich	—	44,191	5,276	—	211,791
Spencer Schwartz	—	25,171	2,511	—	104,947
Michael T. Steen	—	39,837	3,964	—	165,784
Adam R. Kokas	—	30,260	3,365	—	137,151

(1)	The amounts reported in this column for each Named Executive Officer are reflected as compensation to such named Executive Officer in the Summary Compensation Table.
(2)	Exclusive of amounts reported in column C, none of the amounts reported in this column for each Named Executive Officer have been reflected as compensation to such named Executive Officer in the Summary Compensation Table.

Employment Agreements

William J. Flynn. Mr. Flynn’s employment agreement was entered into on April 21, 2006 and became effective on June 22, 2006. It was initially amended at year-end 2008 and further amended in 2011. Pursuant to Mr. Flynn’s employment agreement, he receives a base annual salary at a rate that is reviewed at least annually and may be adjusted from time to time by our Compensation Committee.

If Mr. Flynn is terminated by the Company for cause, or if he resigns, he is entitled to receive salary earned up to date of termination or resignation. If Mr. Flynn is terminated by the Company without cause, or if he resigns for good reason (as defined in the agreement and discussed in the section headed “Payments Upon a Change of Control and Termination of Employment” below), he is entitled to (i) an amount equal to two times his then-current annual base salary (one-third of which is payable on the first day of the seventh month following termination of employment (the “Lump-Sum Payment Date”), with the balance payable in accordance with Atlas’ normal pay schedule beginning on the Lump-Sum Payment Date and continuing for one year thereafter); (ii) accrued but unused vacation pay; (iii) all vested rights and benefits pursuant to other Company plans and programs; (iv) health and welfare benefits coverage for 12 months (provided that such coverage will cease if Mr. Flynn receives comparable coverage from subsequent employment); and (v) a cash payment under our AIP equal to the lesser of (a) the amount he would have received if he had been employed by AAAWW on the last day of such year (assuming for such purpose that 50% of any individual bonus objectives had been achieved) or (b) his target bonus percentage. Substantially equivalent compensation and benefits are payable in the event of Mr. Flynn’s permanent disability (as defined) or his death. If, within 12 months immediately following a change of control (as defined in the agreement and discussed in the section headed “Payments Upon a Change of Control and Termination of Employment” below), Mr. Flynn’s employment is terminated not for cause or if he resigns for good reason, Mr. Flynn is entitled to the same compensation and benefits as described above, except that the amount of the payment to which he would be entitled would be increased from two to three times his then-current annual base salary (one-fourth of which is payable on the Lump-Sum Payment Date, with the balance payable in accordance with Atlas’ normal pay schedule beginning on the Lump-Sum Payment Date and continuing for 18 months thereafter). Moreover, if, within six months following termination of employment by AAWW for reasons other than cause or by Mr. Flynn for good reason, a change of control occurs, then, in addition to the payment described above, Mr. Flynn would be entitled to an additional amount equal to 12 months of his then current monthly base salary.

Under the terms of his employment agreement, Mr. Flynn is prevented from soliciting or interfering with any of our contracts, client relationships, independent contractors, suppliers, customers, employees or directors for a period of two years following termination of his employment with us. Additionally, for a period of one year following termination of his employment, Mr. Flynn may not accept employment with, or give advice to, any air cargo carrier carrying on a business substantially similar to Atlas.

John W. Dietrich. Mr. Dietrich’s employment agreement was amended and restated effective September 15, 2006 and was further amended at year-end 2008 and in 2011. Pursuant to Mr. Dietrich’s employment agreement, he receives an annual base salary at a rate that is reviewed and adjusted from time to time by our Compensation Committee. Under the agreement, if Mr. Dietrich is terminated by the Company for cause, or if he resigns for other than good reason, he is entitled to receive salary earned up to the date of termination or resignation. If Mr. Dietrich’s employment is terminated without cause, or if Mr. Dietrich resigns for good reason (as defined in his agreement), he is entitled to an amount equal to two times his then current annual base salary, payable in a single lump sum on the Lump-Sum Payment Date, which amount increases to three times his then current annual base salary if his employment is terminated or he resigns for good reason within 12 months immediately following a change of control. Substantially equivalent compensation and benefits are payable in the event of Mr. Dietrich’s permanent disability (as defined) or his death. Mr. Dietrich would also be entitled to (i) any accrued but unused vacation pay; (ii) all vested rights and benefits pursuant to our Company plans and programs; (iii) relocation benefits back to the Chicago, IL area; (iv) health and welfare benefits coverage for 12 months (provided such coverage will cease if Mr. Dietrich receives comparable coverage from subsequent employment); and (v) a cash payment under our AIP equal to the lesser of (a) the amount he would have received if he had been employed by AAAWW on the last day of such year (assuming for such purpose that 50% of any individual bonus objectives had been achieved) or (b) his target bonus percentage. Moreover, if, within six months following termination of employment by AAWW for reasons other than cause or by Mr. Dietrich for good reason, a change of control occurs, then, in addition to the payment described above, Mr. Dietrich would be entitled to an additional amount equal to 12 months of his then current monthly base salary.

Mr. Dietrich’s employment agreement also provides that he will not, for a period of one year following the termination of his employment with us, solicit or interfere with any of our contracts, client relationships, independent contractors, suppliers, customers, employees or directors. Additionally, for a period of one year following termination of his employment, Mr. Dietrich may not accept employment in a non-attorney capacity with, or give non-legal advice to, certain of our major competitors.

Potential Payments Upon Termination or Change of Control

Based on our extensive shareholder outreach and related feedback, beginning in 2014, equity and other long-term incentive awards under our Incentive Plan are subject to “double trigger” agreements that require a change of control to be accompanied by a qualifying termination of employment in order for any such award to vest and to be paid.

We have several plans that govern payments to our Named Executive Officers in the event of a change of control of the Company, a change in the Named Executive Officer’s responsibilities, or a termination of any Named Executive Officer. Each of our AIPs for Senior Executives, the 2007 Incentive Plan (as amended), the 2004 Long-Term Incentive and Share Award Plan (the “2004 LTIP”) (or the related equity agreements) and long-term incentive plans and awards includes provisions regarding payments to the Named Executive Officers upon termination of employment or a change of control of the Company. In addition, as detailed above, we have entered into employment agreements with Mr. Flynn and Mr. Dietrich that contain provisions regarding such payments. These employment agreements, as currently in effect, are summarized in the section headed “Employment Agreements” appearing above. Lastly, our Benefits Program for Executive Vice Presidents and Senior Vice Presidents (the “Benefits Program”) includes provisions for payments upon termination of employment or a change in control to the extent these items are not covered by an employment agreement or otherwise.

Payments Upon Termination of Employment

Mr. Steen, Mr. Kokas and Mr. Schwartz participate in the Benefits Program pursuant to which they are entitled to accrued but unpaid base salary as of the date of termination in the event of a termination of employment for cause (as defined) or resignation. Payments due to Mr. Flynn and Mr. Dietrich upon termination by the Company, other than for cause or upon resignation for good reason, are described under the section headed “Employment Agreements” above. If Mr. Steen, and beginning in 2014, Mr. Kokas or Mr. Schwartz, is terminated by the Company without cause (as defined) or if either resigns for good reason (as defined), the affected executive will be entitled to (i) 24 months base salary (payable in accordance with the Company’s normal pay schedule) and (ii) health and welfare benefits coverage for 12 months (provided that such coverage will cease if comparable coverage is obtained as a result of subsequent employment) under the Benefits Program. In addition, the affected executive would also be entitled to receive a cash payment under our AIP equal to the lesser of (a) the amount he would have received if he had been employed by AAWW on the last day of such year (assuming for such purpose that 50% of any individual business objectives had been achieved) or (b) his target bonus percentage.

Long-term incentive performance awards granted under the 2007 Plan provide that, in the event of a termination of employment by the Company for a reason other than cause during the three-year performance period of the awards, a pro rata portion of the award will vest, although the shares will not be paid until the completion of the performance period and will be based on actual performance for the three-year performance period.

Payments Upon Death or Disability

Benefits payable in the event of Mr. Flynn’s or Mr. Dietrich’s permanent disability (as defined) or death are described under “Employment and Other Agreements” above. Benefits payable in the event of Mr. Steen’s, Mr. Kokas’ or Mr. Schwartz’s death or permanent disability (as defined) are governed by the Benefits Program. Upon the death of the executive while severance payments are being made, his personal representatives will be entitled to the unpaid severance payments described above, and his spouse and covered dependents, if any, shall be entitled to the health and welfare benefits coverage also described above. If the executive’s employment is terminated as a result of permanent disability, the affected executive would receive (i) all accrued but unpaid base salary as of the date of termination, (ii) health and welfare benefits coverage for 12 months, and (iii) an additional cash amount equal to 24 months of monthly base salary (payable in accordance with the Company’s normal pay schedule).

Long-term incentive performance awards granted under the Incentive Plan provide that, in the event of a termination of employment as a result of death or disability during the three-year performance period of the awards, a pro rata portion of the award will vest although the shares will not be paid until the completion of the performance period and will be based on actual performance for the three-year performance period. Restricted stock unit awards vest in full in the event of the employee’s death or disability.

Payments Upon a Change of Control (without termination of employment)

Annual Incentive Program

In the event of a change in control of the Company during the plan year, annual incentive awards made under our Annual Incentive Program for Senior Executives will be determined and paid based on the assumption that the performance metrics have been achieved at the level of target for the plan year in which the change of control takes place; provided, that, if upon completion of the plan year it is determined that the financial metric was achieved at a level higher than target, awards are adjusted upward to reflect actual performance. If a participant’s employment with the Company terminates prior to the change in control, the participant forfeits the award, unless the termination is due to death, disability, normal retirement under a retirement program of the Company, by the Company without cause, or by the participant for good reason. A change of control is deemed to occur under the Program when another party (acting alone or with affiliates) beneficially owns 40% or more of our issued and outstanding voting stock.

2007 Incentive Plan (as amended)

All agreements in respect of awards made under the Incentive Plan provide for full and immediate vesting in the event of a change in control of the Company. All long-term incentive performance awards would vest immediately and would be paid out at the maximum rate.

Beginning in 2014, equity and other long-term incentive awards under the Incentive Plan are subject to “double trigger” agreements that require a change in control to be accompanied by a qualifying termination of employment in order for any such award to vest and to be paid.

2004 Long-Term Incentive and Share Award Plan

Limited long-term incentive awards remain outstanding under our 2004 LTIP. The 2004 LTIP, which applies to grants of equity made prior to the adoption of the 2007 Incentive Plan, includes change of control provisions that are triggered by a merger or consolidation, the sale of a majority of our assets, or shareholders approving a plan of complete liquidation. If one of these change of control events occurs, it would result in the following under the 2004 LTIP:

•	All stock options become fully vested and exercisable;

•	All restrictions and other conditions on any restricted stock, units, performance shares or other awards lapse, and such awards become free of all restrictions and fully vested;

•	All outstanding options, restricted shares and other share based awards will be cashed out for the per share price paid to holders of Common Stock in connection with the change of control (or, if no consideration is paid, the fair market value of the stock immediately prior to the change of control), except for incentive stock options, which will be cashed out based on the transactions reported for the date of the change of control; and

•	Subject to Compensation Committee discretion, any awards of performance shares or units or other awards relating to a period in which the change of control occurs become immediately payable in cash, to be paid pro rata based on achievement of the maximum performance targets.

Payments Upon a Change of Control and Termination of Employment

As summarized below, we have agreements with certain of our Named Executive Officers, which provide for severance benefits in the event of certain terminations of employment following a change of control and execution of a release. These benefits are summarized below. The change of control provisions of the employment agreements with certain of our Named Executive Officers are “double-trigger” agreements. Mr. Flynn’s agreement provides that if, within 12 months immediately following a change of control, his employment is terminated (other than for cause) or he resigns for “good reason” (as defined below), then Mr. Flynn would receive the following benefits: (i) a cash payment equal to three times his then-current annual base salary; (ii) vesting of all rights under benefit plans and programs; and (iii) health and welfare benefits coverage for 12 months. Mr. Dietrich’s agreement provides that if, within 12 months immediately following a change of control, the Company terminates his employment (other than for cause) or he resigns for “good reason”, then Mr. Dietrich would receive: (i) the payment of an amount equal to three times his annual base salary; (ii) relocation expenses back to Chicago, IL; and (iii) health and welfare benefits coverage for 12 months. If, within six months following termination of employment by AAWW for reasons other than cause or by the affected executive for good reason, a change of control occurs, then the affected executive would be entitled to an additional amount equal to 12 months of his then current monthly base salary.

Under the employment agreements with Mr. Flynn and with Mr. Dietrich and under the Benefits Program, a change of control of AAWW means a “change in control” as defined in Section 409A of the Code and in the regulations promulgated thereunder. Under current regulations, a change of control is deemed to occur upon (i) the acquisition by any person or group of more than 50% of the total fair market value or total voting power of the Common Stock; (ii) the acquisition by any person or group, during any 12-month period of ownership, of stock possessing 30% or more of the total voting power of the Company; (iii) the replacement of a majority of the membership of the Company’s Board of Directors during any 12-month period by directors whose appointment or election is not endorsed by a majority of the Company’s then Board of Directors; or (iv) the acquisition by a person or group during any 12-month period of assets from the Company that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all assets of the Company.

Severance payments upon termination of employment following a change of control in respect of Messrs. Steen, Kokas and Schwartz are governed by the Benefits Program. Like the employment agreements described above, the change of control provisions set forth in the Benefits Program are “double-trigger” in nature. If, within 12 months following a change of control, the executive’s employment is terminated without cause or he resigns for good reason, then the affected executive is entitled to an amount equal to three times annual base salary. Continued coverage under AAWW’s health and welfare plans would be available for a 12-month period from the date of termination. Moreover, if, within six months following termination of employment by AAWW for reasons other than cause or by Messrs. Steen, Kokas or Schwartz for good reason, a change of control occurs, then, in addition to the payment described above, the affected executives would be entitled to an amount equal to 12 months of his then current monthly base salary.

The term “cause” as used in the employment agreements and the Benefits Program includes (i) any act of material dishonesty, (ii) failure to comply with the material obligations set out in the applicable agreement within a specified period of time, (iii) a material violation of the Company’s corporate policies, or (iv) the conviction or plea of “no contest” to any misdemeanor of moral turpitude or any felony.

The term “good reason” means, for Mr. Flynn (i) a reduction in compensation, (ii) a material reduction in title or job responsibilities (including any reduction following a change of control), or (iii) a requirement to relocate the executive’s primary residence. For Mr. Dietrich, it includes (i) a reduction in base salary or bonus eligibility, or (ii) reduction in job title or responsibilities. For Messrs. Steen, Kokas and Schwartz, it includes (i) a reduction in base salary, (ii) ceasing to hold the title of Executive Vice Presidents, other than through promotion or through reassignment to another job title of comparable responsibility or (iii) any reduction in job responsibilities that diminishes the opportunity to earn the same annual incentive bonus for which he was previously eligible. Set forth below is the amount of compensation that Messrs. Flynn, Dietrich, Steen, Kokas and Schwartz would receive in the event of termination of such executive’s employment or a change of control that is incremental to amounts previously earned and accrued by the executive for performance of his duties to the date of termination. The amounts shown assume that such termination or change of control was effective as of December 31, 2013 and are estimates of the amounts that would be paid to the executives upon their termination or upon a change of control. For the equity component of such compensation, the Company used the closing price of AAWW common stock as of December 31, 2013. The actual amounts to be paid can only be determined at the time of such events.

Name	Payments on Termination of Employment Due to Death or Disability*	Payments on Termination of Employment Without Cause*	Payments in Connection with a Change of Control Without Termination of Employment*	Total in Connection with a Change of Control With a Termination of Employment*
William J. Flynn	$10,445,044	$11,480,044	$17,048,751	$20,153,751
John W. Dietrich	4,877,819	5,443,069	7,328,638	9,323,638
Spencer Schwartz	3,269,363	3,715,613	4,709,519	6,284,519
Michael T. Steen	4,596,301	5,089,301	7,144,871	8,884,871
Adam R. Kokas	3,325,526	3,781,976	4,751,882	6,362,882

*	The following assumptions were used to calculate these payments:

Termination is not for cause, the executive does not violate his noncompetition or non-solicitation agreements or any other restrictive covenants with us following termination, the executive executes a release, the executive does not receive medical and life insurance coverage from another employer within 12 months of the termination of his employment, the executive does not have any unused vacation time, and the executive does not incur legal fees or relocation expenses requiring reimbursement from us. Additionally, Annual Incentive Plan payments are made at the target level.

Estimated payments were valued based on the closing price of our Common Stock on the NASDAQ Global Market on December 31, 2013, which was $41.15 per share, multiplied by the number of shares of stock and other equity awards that would be accelerated upon a termination of employment or termination of employment and change of control. See the table entitled “Outstanding Equity Awards at Fiscal Year-End 2013” for information regarding unvested equity awards.

**	Does not take into account any reductions for federal excise tax levied on certain excess termination payments under Section 4999 of the Code.

Compensation of Outside Directors

Cash Compensation. As of the date of this Proxy Statement, each of our outside Directors is paid $50,000 in cash compensation annually, which is payable quarterly in advance, and also receives the following additional cash compensation as applicable:

Standing Committee Membership

•	Each member of the Audit Committee, $15,000 annually;

•	Each member of the Compensation Committee, $5,000 annually; and

•	Each member of the Nominating and Governance Committee, $5,000 annually.

Chairman Position

•	Chairman of the Board, $100,000 annually; and

•	Chairman of each of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, $25,000 annually.

Meeting Fees

•	For each meeting of the Board or a Committee of the Board, including any ad hoc committee, attended in person by a member, a fee to such member of $1,500 or $3,000 if such member is its Chairman;

•	For each meeting of the Board or a Committee of the Board, including any ad hoc committee, attended via teleconference or videoconference, a fee to each such member of $500 or $1,000 if such member is its Chairman; and

•	For each meeting of the Board or a Committee of the Board, including any ad hoc committee, attended in person by a member, all customary out-of-pocket expenses of such member are reimbursed.

Polar Board Compensation

Eugene I. Davis, our Chairman, has served as Chairman of Polar since June 28, 2007. In light of his increased responsibility resulting from the assumption of this position, Mr. Davis receives an annual cash retainer of $50,000 (payable quarterly) and meeting fees in respect of meetings of the Polar Board of Directors, consistent with the meeting fees paid to the Company’s Directors for Company Board and Committee meetings as described above. Mr. Davis received fees totaling $8,000 for chairing various meetings of the Polar Board of Directors during 2013. Except for Mr. Davis, no other person is compensated by the Company for serving as a Director of Polar.

Equity Compensation

Restricted Stock Units. Each of our Directors (other than Mr. Flynn) receives an annual grant of restricted stock units for a number of shares having a value (calculated based on the closing price of our Common Stock on the date of grant) of $100,000 ($175,000 in the case of Mr. Davis). The units vest and are automatically converted into common shares on the earlier of (i) the date immediately preceding the Company’s next succeeding annual meeting of shareholders or (ii) the one-year anniversary of the date of grant.

Medical, Dental and Vision Care Insurance

Optional medical, dental and vision care coverage is made available to our nonemployee Directors and their eligible dependents at a premium cost similar to that charged to Company employees. Nonemployee Directors who retire from the Board after age 60 and who have 10 or more years of Board service are eligible to participate in the Company’s medical plans (at full premium cost) until they become eligible for Medicare benefits. For purposes of the foregoing sentence, retirement is defined solely as a non-employee Director opting not to stand for re-election to the Board.

2013 Total Compensation of Directors

The following table shows (i) the cash amount paid to each nonemployee Director for his or her service as a non-employee Director in 2013, and (ii) the grant date fair value of restricted stock units awarded to each nonemployee Director in 2013, calculated in accordance with the accounting rules on share-based payments.

Name (1)	Fees Paid in Cash ($) (2)	Stock Awards ($) (3)	Total ($)
Eugene I. Davis	280,500	174,969	455,469
Robert F. Agnew	128,000	99,989	227,989
Timothy J. Bernlohr	96,000	99,989	195,989
James S. Gilmore III	103,000	99,989	202,989
Carol B. Hallett	75,500	99,989	175,489
Frederick McCorkle	120,500	99,989	220,489
Duncan J. McNabb	83,000	99,989	182,989

(1)	This table does not include compensation paid to Mr. Flynn, the Company’s President and Chief Executive Officer. Mr. Flynn’s compensation is described in the sections covering executive compensation. He is not paid any additional compensation for his service as a Director.
(2)	Includes amounts earned or paid to Mr. Davis in connection with his serving as Chairman of Polar.
(3)	The value of stock equals the grant date fair value of $45.47 per share on May 22, 2013.

Board Members’ Outstanding Equity Awards at Fiscal Year-End 2013

The table below shows outstanding equity awards for our outside Directors as of December 31, 2013. Market values reflect the closing price of our Common Stock on the NASDAQ Global Market on December 31, 2013, which was $41.15 per share.

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Eugene I. Davis	5/22/2013	3,848	(1)	158,345
	6/16/2011	1,750	(2)	72,013
Robert F. Agnew	5/22/2013	2,199	(1)	90,489
	6/16/2011	1,000	(2)	41,150
Timothy J. Bernlohr	5/22/2013	2,199	(1)	90,489
	6/16/2011	1,000	(2)	41,150
James S. Gilmore III	5/22/2013	2,199	(1)	90,489
	6/16/2011	1,000	(1)	41,150
Carol B. Hallett	5/22/2013	2,199	(2)	90,489
	6/16/2011	1,000	(1)	41,150
Frederick McCorkle	5/22/2013	2,199	(2)	90,489
	6/16/2011	1,000	(1)	41,150
Duncan J. McNabb	5/22/2013	2,199	(2)	90,489
	7/23/2012	4,447	(3)	182,994

(1)	These units vest on the earlier of the day immediately preceding the date of the 2014 Annual Meeting or May 22, 2014. The grant date fair value was $45.47 per share.
(2)	These units vest in four equal annual installments beginning on the first anniversary of the grant date. The next vesting event is scheduled to occur on June 16, 2014. The grant date fair value was $56.38 per share.
(3)	These units vest in four equal annual installments beginning on the first anniversary of the grant date. The next vesting event is scheduled to occur on July 23, 2014. The grant date fair value was $42.16 per share.

Reconciliation of GAAP to Non-GAAP Measures

(in thousands)

(Unaudited)

The Compensation Discussion and Analysis section contains certain non-GAAP financial measures to assist in the evaluation of our business performance. These non-GAAP measures include return on invested capital (“ROIC”) and Free Cash Flow, which exclude certain items. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America.

Our management uses these non-GAAP financial measures in assessing the performance of the Company’s ongoing operations. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance.

We calculate ROIC as cumulative operating income after cash taxes paid (“NOPAT”) divided by average capital over the years presented (“Average Capital”).

	2013	2012	2011	2010
NOPAT
Operating Income	$186,790	$226,491	$151,100	$227,886
Income tax expense	(23,833)	(75,561)	(60,680)	(90,154)
Deferred taxes	22,856	75,365	81,616	62,962

NOPAT	185,813	$226,295	$172,036	$200,694

Four-Year Cumulative NOPAT	$784,838

	2013	2012	2011	2010	2009
Average Capital
Total equity	$1,322,125	$1,288,104	$1,141,375	$1,050,090	$888,757
Short-term and Long-term Debt	1,696,625	1,304,042	750,016	487,233	565,510
Less:
Cash and cash equivalents, and Restricted cash	(328,307)	(409,763)	(187,111)	(588,852)	(613,740)
Purchase deposits for flight equipment	—	(147,946)	(407,184)	(336,969)	(296,658)
Short-tem and Long-term investments and accrued interest	(141,171)	(150,617)	(143,832)	(133,305)	(41,578)

Total Capital	$2,549,272	$1,883,820	$1,153,264	$478,197	$502,291

Average Capital	$1,313,369

Four-Year ROIC	59.8%

We calculate Free Cash Flow as Net Cash Provided by Operating Activities minus Capital expenditures, excluding the purchase of flight equipment, and Capitalized interest.

	2013	2009	Compound Annual Growth Rate
Net Cash Provided by Operating Activities	$305,000	$214,573
Less:
Capital expenditures, excluding the purchase of flight equipment	(29,531)	(30,188)
Capitalized interest	(2,350)	(12,215)

Free Cash Flow	$273,119	$172,170	12.2%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP

The following table sets forth, as of April 21, 2014, information regarding beneficial ownership of our Common Stock by:

•	Each shareholder who is known by us to own beneficially 5% or greater of the Common Stock;

•	Each Director;

•	Each of our Named Executive Officers; and

•	All of our Executive Officers and members of our Board as a group.

Unless otherwise indicated, each shareholder has sole voting and investment power with respect to the shares of Common Stock beneficially owned by that shareholder. The number of shares of Common Stock beneficially owned is determined under rules issued by the SEC. This information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of April 21, 2014, through the exercise of any stock option or other right. The number of shares of our Common Stock issued and outstanding as of April 21, 2014 was 25,231,133.

Beneficial Ownership Table

Name and Address of Beneficial Owner	Number of shares Beneficially Owned (a)	Percentage of Outstanding Shares Beneficially Owned
5% Shareholders:
FMR LLC (b)	3,045,427	12.1%
245 Summer Street
Boston, MA 02210
BlackRock, Inc. (c)	2,274,765	9.0%
40 East 52nd Street
New York, NY 10022
Snow Capital Management, L.P. (d)	2,095,314	8.3%
2000 Georgetown Drive – Suite 200
Sewickley, PA 15143
Dimensional Fund Advisors LP (e)	1,975,022	7.8%
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746
Fisher Asset Management LLC (f)	1,723,690	6.8%
5525 NW Fisher Creek Drive
Camas, WA 98706
Wellington Management Company, LLP (g)	1,680,925	6.7%
280 Congress Road
Boston, MA 02210
Massachusetts Financial Services Company (h)	1,639,148	6.5%
111 Huntington Avenue
Boston, MA 02210
Harris Associates L.P. (i)	1,525,100	6.0%
2 North LaSalle Street – Suite 500
Chicago, IL 60602
The Vanguard Group (j)	1,451,451	5.8%
100 Vanguard Boulevard
Malvern, PA 19355
Directors:
Robert F. Agnew	26,131	*
Timothy J. Bernlohr	25,920	*
Eugene I. Davis	68,871	*
James S. Gilmore III	30,620	*
Carol B. Hallett	26,620	*
Frederick McCorkle	34,131	*
Duncan J. McNabb	6,052	*
Director and Named Executive Officer:
William J. Flynn	262,311	1.1%
Other Named Executive Officers:
John W. Dietrich	36,887	*
Michael T. Steen	55,561	*
Adam R. Kokas	50,360	*
Spencer Schwartz	37,425	*

All directors and executive officers as a group (13 persons, including the persons listed above)	664,428	2.6%

*	Represents less than 1% of the outstanding shares of Common Stock.

(a)	For members of the Board of Directors, includes restricted stock units scheduled to vest on May 22, 2014 and June 16, 2014, respectively. For executive officers, includes shares subject to options exercisable within 60 days of April 21, 2014 as follows:

William J. Flynn	47,027
John W. Dietrich	—
Michael T. Steen	—
Adam R. Kokas	6,646
Spencer Schwartz	—

(b)	Fidelity Management & Research Company (“Fidelity”), 245 Summer Street, Boston, MA 02210, a wholly-owned subsidiary of FMR LLC, is the beneficial owner of 2,877,327 shares (11.4%) as a result of acting as investment advisor to various investment companies. Edward C. Johnson 3rd and FMR LLC, through its control of Fidelity, each has sole power to dispose of 2,877,327 shares owned by the fund. Fidelity Select Co., LLC (“SelectCo”), 1225 17th Street, Suite 1100, Denver, CO 80202, a wholly-owned subsidiary of FMR LLC, is the beneficial owner of 131,300 shares (0.6%) as a result of acting as investment advisor to various investment companies. Edward C. Johnson 3rd and FMR LLC, through its control of SelectCo and its funds, each has sole power to dispose of 131,300 shares owned by SelectCo. Fidelity Management Trust Company, 245 Summer Street, Boston, MA 02210, a wholly owned subsidiary of FMR, is the beneficial owner of 36,800 shares (0.1%) as a result of acting as investment manager of certain institutional accounts. Edward C. Johnson 3rd and FMR LLC, through its control of Fidelity Management Trust Company, each has sole dispositive power over 36,800 shares and sole power to vote or to direct the voting with respect to 36,800 shares owned by certain institutional accounts maintained at Fidelity Management Trust Company. We have not made any independent determinations as to the beneficial ownership of this shareholder and are not restricted in any determination we may make by reason of inclusion of such shareholder or their shares in this table.
(c)	This information is based on a Schedule 13G/A dated January 17, 2014 and filed with the SEC on January 28, 2014. As set forth in this filing, BlackRock, Inc. has sole voting power over 2,217,299 shares and sole dispositive power with regard to 2,274,765 shares. We have not made any independent determination as to the beneficial ownership of this shareholder and are not restricted in any determination we may make by reason of inclusion of such shareholder or their shares in this table.
(d)	This information is based on a Schedule 13G/A dated February 7, 2014 and filed with the SEC on February 7, 2014. As set forth in this filing, Snow Capital Management, L.P. has sole voting power over 1,877,914 shares and sole dispositive power with regard to 2,095,314 shares. We have not made any independent determination as to the beneficial ownership of this shareholder and we are not restricted in any determination we may make by reason of inclusion of such shareholder or their shares in this table
(e)	This information is based on Schedule 13G/A dated February 10, 2014 and filed with the SEC on February 10, 2014. As set forth in this filing, Dimensional Fund Advisors LP has sole voting power over 1,922,810 shares and sole dispositive power with regard to 1,975,022 shares. We have not made any independent determination as to the beneficial ownership of this shareholder and are not restricted in any determination we may make by reason of inclusion of such shareholder or their shares in this table.
(f)	This information is based on Form 13F for the quarter ended March 31, 2014 as filed with the SEC on April 22, 2014. As set forth in this filing, Fisher Asset Management LLC has shared dispositive power over 1,723,690 shares and sole voting power over 777,210 shares.
(g)	This information is based on Schedule 13G dated February 14, 2014 and filed with the SEC on February 14, 2014. As set forth in this filing, Wellington Management Company, LLP has sole voting power over 1,254,127 shares and sole dispositive power with regard to 1,680,925 shares. We have not made any independent determination as to the beneficial ownership of this shareholder and are not restricted in any determination we may make by reason of inclusion of such shareholder or their shares in this table.
(h)	This information is based on Schedule 13G dated February 7, 2014 and filed with the SEC on February 7, 2014. As set forth in this filing, Massachusetts Financial Services Company has sole voting power over 1,560,163 shares and sole dispositive power with regard to 1,639,148 shares. We have not made any independent determination as to the beneficial ownership of this shareholder and are not restricted in any determination we may make by reason of inclusion of such shareholder or their shares in this table.
(i)	This information is based on Schedule 13G dated February 12, 2014 and filed with the SEC on February 12, 2014. As set forth in this filing, Harris Associates L.P. has sole voting power and sole dispositive power over 1,488,500 shares may be deemed to beneficially own an additional 36,600 shares by reason of certain advisory and other relationships. We have not made any independent determination as to the beneficial ownership of this shareholder and are not restricted in any determination we may make by reason of inclusion of such shareholder or their shares in this table.
(j)	This information is based on Schedule 13G/A dated February 6, 2014 and filed with the SEC on February 11, 2014. As set forth in this filing, The Vanguard Group has sole voting power over 35,087 shares, sole dispositive power with regard to 1,416,764 shares and shared dispositive power over 34,687 shares. We have not made any independent determination as to the beneficial ownership of this shareholder and are not restricted in any determination we may make by reason of inclusion of such shareholder or their shares in this table.

The following table summarizes the securities authorized for issuance under our equity compensation plans at December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	1,451,048	$2.44	(1)	1,502,636

Total	1,451,048	$2.44		1,502,636

(1)	Includes 1,381,575 of restricted and performance shares and units, which have no exercise price and 69,473 stock options having an average exercise price of $50.89.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

Our Code of Conduct Applicable to our Chief Executive Officer, Senior Financial Officers and Members of the Board of Directors (the “Code of Ethics”), which is available on our website at www.atlasair.com under the Corporate Background section, provides that such officers and Directors should follow the guidelines outlined in our Employee Handbook and Code of Conduct and communicate any potential or actual conflicts of interest (however immaterial) to the Chairman of the Board, the Chairman of the Audit Committee of the Board of Directors, and the General Counsel so that an objective, third-party review can be made of the matter. Pursuant to our Audit Committee Charter, which is also available on our website at www.atlasair.com, the Audit Committee reviews reports and disclosures of insider and affiliated party transactions and/or conflicts of interest or potential conflicts of interest involving corporate officers and members of the Board of Directors. The Audit Committee, when appropriate, will also review and approve any involvement of corporate officers and members of the Board of Directors in matters that might constitute a conflict of interest or that may otherwise be required to be disclosed as a related party transaction under SEC regulations. Our Nominating and Governance Committee separately determines Director Independence as summarized in “Director Independence” below.

Director Independence

The Nominating and Governance Committee has determined that all Directors except for the President and CEO are independent under Company standards and SEC and NASDAQ rules. The Committee classifies the following Directors nominated for election at the Annual meeting as independent: Messrs. Agnew, Bernlohr, Davis, Gilmore, McCorkle, McNabb and Ms. Hallett.

Our Nominating and Governance Committee Charter includes categorical standards to assist the Committee in making its determination of Director independence within the meaning of the rules of the SEC and the Marketplace Rules of NASDAQ. The Nominating and Governance Committee will not consider a Director to be independent if, among other things, he or she was employed by us at any time in the last three years; has an immediate family member who is, or in the past three years was, employed by us as an executive officer; has accepted or has an immediate family member who has accepted any compensation from us in excess of $120,000 during a period of 12 consecutive months within the three years preceding the determination of independence (other than compensation for Board service, compensation to a family member who is a nonexecutive employee or benefits under a tax-qualified retirement plan or nondiscretionary compensation); is, was or has a family member who is or was a partner, controlling shareholder or executive officer of any organization to which we made or from which we received payments for property or services in the current year or any of the past three fiscal years in an amount that exceeds the greater of $200,000 or 5% of the recipient’s consolidated gross revenues for the year; is or has a family member who is employed as an executive officer of another entity where at any time during the last three years any of the Company’s executive officers serve or served on the entity’s compensation committee; or is or has a family member who is a current partner of the Company’s independent registered public accounting firm or was or has a family member who was a partner or employee of the Company’s independent registered public accounting firm who worked on the Company’s audit at any time during the last three years.

Pursuant to the Nominating and Governance Committee Charter and as further required by NASDAQ rules, the Nominating and Governance Committee made a subjective determination as to each outside Director that no relationship exists which, in the opinion of the Board, would interfere with such individual’s exercise of independent judgment in carrying out his or her responsibilities as a Director. As part of such determination, the Nominating and Governance Committee examined, among other things, whether there were any transactions or relationships between AAWW and an organization of which a Director or director nominee has been a partner, shareholder or officer within the last fiscal year. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that a Director is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm

Services provided to us by PwC for each of the last two fiscal years are described below (dollars in thousands):

	2013	2012
Audit Fees	$1,506	$1,427
Audit-Related Fees	31	3
Tax Fees	1,337	1,028

Total	$2,874	$2,458

Audit Fees represent professional services, including out-of-pocket expenses, rendered for the integrated audit of our consolidated financial statements, for reviews of our financial statements included in our Quarterly Reports on Form 10-Q and for services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees in 2013 consist of accounting consultations and a subscription for accounting research software and in 2012 consist of a subscription for accounting research software.

Tax Fees in 2013 and 2012 consist of tax services, including tax compliance, tax advice and tax planning.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves audit and permissible non-audit services provided by the independent registered public accounting firm in accordance with the Committee’s pre-approval policy. These services may include audit services, audit-related services, tax services and other services. Necessary approvals required between Audit Committee meetings must be pre-approved by the Audit Committee Chairperson, or such other Audit Committee member who has been delegated this authority by the Audit Committee Chairperson. For any such approvals between meetings, a description is provided to the Audit Committee for discussion at its next regularly scheduled meeting. The Audit Committee has met with management and PwC to review and approve the overall plan and scope of the audit for the current year.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2014.

ATLAS AIR WORLDWIDE HOLDINGS, INC. (Registrant)
By:	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on April 30, 2014 on behalf of the Registrant and in the capacities indicated.

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
Duncan J. McNabb

*By: /s/ William J. Flynn
William J. Flynn, as Attorney-in-fact for each of the persons indicated

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith ).

32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).