Form 10-Q
period 2014-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2014-05-01
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 25,231,879 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$279,652	$321,816
Short-term investments	9,572	10,904
Restricted cash	12,537	6,491
Accounts receivable, net of allowance of $1,327 and $1,402, respectively	147,299	132,159
Prepaid maintenance	25,698	31,620
Deferred taxes	28,600	54,001
Prepaid expenses and other current assets	36,317	36,962

Total current assets	539,675	593,953
Property and Equipment
Flight equipment	3,452,605	2,969,379
Ground equipment	48,198	46,951
Less: accumulated depreciation	(280,965)	(256,685)
Purchase deposits for flight equipment	43,577	69,320

Property and equipment, net	3,263,415	2,828,965
Other Assets
Long-term investments and accrued interest	130,430	130,267
Deposits and other assets	133,326	131,216
Intangible assets, net	74,251	33,858

Total Assets	$4,141,097	$3,718,259

Liabilities and Equity
Current Liabilities
Accounts payable	$49,724	$65,367
Accrued liabilities	231,412	194,292
Current portion of long-term debt	195,092	157,486

Total current liabilities	476,228	417,145
Other Liabilities
Long-term debt	1,923,694	1,539,139
Deferred taxes	349,448	371,655
Other liabilities	66,720	68,195

Total other liabilities	2,339,862	1,978,989
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 28,395,768 and 28,200,213 shares issued, 25,159,601 and 25,038,629, shares outstanding (net of treasury stock), as of March 31, 2014 and December 31, 2013, respectively	284	282
Additional paid-in-capital	562,404	561,481
Treasury stock, at cost; 3,236,167 and 3,161,584 shares, respectively	(128,246)	(125,826)
Accumulated other comprehensive loss	(10,407)	(10,677)
Retained earnings	900,457	892,513

Total stockholders’ equity	1,324,492	1,317,773
Noncontrolling interest	515	4,352

Total equity	1,325,007	1,322,125

Total Liabilities and Equity	$4,141,097	$3,718,259

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Operating Revenue
ACMI	$198,141	$181,170
AMC charter	62,874	98,037
Commercial charter	114,499	91,100
Dry leasing	24,676	3,747
Other	3,173	3,282

Total Operating Revenue	$403,363	$377,336

Operating Expenses
Aircraft fuel	81,744	93,358
Salaries, wages and benefits	72,855	72,531
Maintenance, materials and repairs	59,046	58,369
Aircraft rent	35,410	38,494
Depreciation and amortization	28,155	17,808
Navigation fees, landing fees and other rent	27,126	15,626
Passenger and ground handling services	19,371	16,772
Travel	17,282	15,179
Special charge	8,029	—
Gain on disposal of aircraft	—	(23)
Other	26,215	26,625

Total Operating Expenses	375,233	354,739

Operating Income	28,130	22,597

Non-operating Expenses / (Income)
Interest income	(4,727)	(5,176)
Interest expense	26,452	18,440
Capitalized interest	(312)	(1,402)
Other expense (income), net	152	552

Total Non-operating Expenses (Income)	21,565	12,414

Income before income taxes	6,565	10,183
Income tax expense (benefit)	2,539	(9,920)

Net Income	4,026	20,103
Less: Net income (loss) attributable to noncontrolling interests	(3,918)	25

Net Income Attributable to Common Stockholders	$7,944	$20,078

Earnings per share:
Basic	$0.32	$0.76

Diluted	$0.32	$0.76

Weighted average shares:
Basic	25,096	26,330

Diluted	25,151	26,439

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Net Income	$4,026	$20,103
Other comprehensive income (loss):
Interest rate derivatives:
Net change in fair value	(251)	—
Reclassification into earnings	690	770
Income tax benefit (expense)	(246)	(279)
Foreign currency translation:
Translation adjustment	158	(314)

Other comprehensive income (loss)	351	177

Comprehensive Income	4,377	20,280
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3,837)	(135)

Comprehensive Income Attributable to Common Stockholders	$8,214	$20,415

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Operating Activities:
Net Income Attributable to Common Stockholders	$7,944	$20,078
Net income (loss) attributable to noncontrolling interests	(3,918)	25

Net Income	4,026	20,103
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	32,401	21,063
Accretion of debt securities discount	(2,073)	(2,327)
Provision for allowance for doubtful accounts	83	(67)
Special charge	8,029	—
Gain on disposal of aircraft	—	(23)
Deferred taxes	2,554	(9,848)
Stock-based compensation expense	1,907	3,644
Changes in:
Accounts receivable	(14,585)	(6,584)
Prepaid expenses and other current assets	7,050	7,227
Deposits and other assets	6,724	815
Accounts payable and accrued liabilities	(672)	20,386

Net cash provided by operating activities	45,444	54,389
Investing Activities:
Capital expenditures	(4,095)	(10,548)
Purchase deposits and delivery payments for flight equipment	(478,739)	(235,492)
Changes in restricted cash	(6,046)	—
Proceeds from short-term investments	783	2,426
Proceeds from insurance	—	9,109
Proceeds from disposal of aircraft	—	400

Net cash used for investing activities	(488,097)	(234,105)
Financing Activities:
Proceeds from debt issuance	572,552	224,848
Prepayment of accelerated share repurchase	—	(30,000)
Purchase of treasury stock	(2,420)	(24,233)
Excess tax benefit from stock-based compensation expense	(982)	581
Payment of debt issuance costs	(16,974)	(357)
Payments of debt	(151,687)	(70,575)

Net cash provided by financing activities	400,489	100,264
Net (decrease) increase in cash and cash equivalents	(42,164)	(79,452)
Cash and cash equivalents at the beginning of period	321,816	409,763

Cash and cash equivalents at the end of period	$279,652	$330,311

Non-cash Investing and Financing Activities:
Acquisition of flight and ground equipment included in Accounts payable and accrued liabilities	$41,581	$—

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$277	$(44,850)	$544,421	$(14,263)	$798,676	$1,284,261	$3,843	$1,288,104
Net Income (loss)	—	—	—	—	20,078	20,078	25	20,103
Other comprehensive income (loss)	—	—	—	337	—	337	(160)	177
Stock-based compensation	—	—	3,644	—	—	3,644	—	3,644
Purchase of 519,185 shares of treasury stock	—	(24,233)	—	—	—	(24,233)	—	(24,233)
Issuance of 232,603 shares of restricted stock	2	—	(2)	—	—	—	—	—
Prepayment of accelerated share repurchase	—	—	(30,000)	—	—	(30,000)	—	(30,000)
Tax benefit on restricted stock and stock options	—	—	581	—	—	581	—	581

Balance at March 31, 2013	$279	$(69,083)	$518,644	$(13,926)	$818,754	$1,254,668	$3,708	$1,258,376

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$282	$(125,826)	$561,481	$(10,677)	$892,513	$1,317,773	$4,352	$1,322,125
Net Income (loss)	—	—	—	—	7,944	7,944	(3,918)	4,026
Other comprehensive income (loss)	—	—	—	270	—	270	81	351
Stock-based compensation	—	—	1,907	—	—	1,907	—	1,907
Purchase of 74,583 shares of treasury stock	—	(2,420)	—	—	—	(2,420)	—	(2,420)
Issuance of 195,555 shares of restricted stock	2	—	(2)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	(982)	—	—	(982)	—	(982)

Balance at March 31, 2014	$284	$(128,246)	$562,404	$(10,407)	$900,457	$1,324,492	$515	$1,325,007

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2013, which includes additional disclosures and a summary of our significant accounting policies. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of March 31, 2014, the results of operations for the three months ended March 31, 2014 and 2013, comprehensive income for the three months ended March 31, 2014 and 2013, cash flows for the three months ended March 31, 2014 and 2013, and shareholders’ equity as of and for the three months ended March 31, 2014 and 2013.

Our quarterly results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Except for per share data, all dollar amounts are in thousands unless otherwise noted.

Certain reclassifications have been made to prior periods’ unaudited consolidated financial statement amounts and related note disclosures to conform to the current period’s presentation.

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

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Revenue and Expenses:
ACMI segment revenue from Polar	$69,695	$70,847
Other revenue from Polar	$2,842	$2,837
Ground handling and airport fees paid to Polar	$324	$327

	March 31, 2014	December 31, 2013
Accounts receivable/payable as of:
Receivables from Polar	$2,685	$4,249
Payables to Polar	$2,780	$3,464

	March 31, 2014	December 31, 2013
Aggregate Carrying Value of Polar Investment as of:
	$4,870	$4,870

GATS

We hold a 50% interest in Global Aviation Technical Solutions Co. Ltd. (“GATS”), a joint venture with an unrelated third party. The purpose of the joint venture is to purchase rotable parts and provide repair services for those parts, primarily for our 747-8F aircraft. The joint venture is a variable interest entity and we have not consolidated GATS because we are not the primary beneficiary as we do not exercise financial control. As of March 31, 2014 and December 31, 2013, our investment in GATS was $13.1 million and $13.2 million, respectively, and our maximum exposure to losses from the entity is limited to our investment, which is comprised primarily of rotable parts. GATS does not have any third-party debt obligations.

3. Special Charge

We hold a 49% interest in GSS, a private company. GSS is a variable interest entity and we are the primary beneficiary of GSS for financial reporting purposes. Atlas dry leases three 747-8F owned aircraft to GSS. The leases provide for payment of rent and a provision for maintenance costs associated with the aircraft. GSS provides ACMI services to British Airways Plc (“British Airways”) using these three aircraft. In January 2014, British Airways notified us that they would be terminating the ACMI agreement and returning three 747-8F aircraft in April 2014. As a result, we recognized $2.3 million of employee termination benefits during the three months ended March 31, 2014, after management determined that such costs were probable and estimable. The employee termination benefits are expected to be paid in the second quarter of 2014. We may recognize additional termination benefit costs in future periods. In addition, we recognized a reserve of $5.1 million related to a loan from GSS to its 51% U.K. shareholder.

During the three months ended March 31, 2014, we recorded an adjustment of $0.6 million to the Special charge related to the early termination of operating leases for two 747-400BCF aircraft that we permanently parked in December 2013. The adjustment was related to additional costs to satisfy return conditions. Substantially all cash payments related to the lease termination costs are expected to be paid by 2015.

A summary of the Special charge liabilities is as follows (in thousands):

	Lease Termination Costs	GSS Employee Termination Benefits	Total
Liability as of December 31, 2013	$12,773	$—	$12,773
Special charge items	637	2,306	2,943
Cash payments	(4,529)	—	(4,529)

Liability as of March 31, 2014	$8,881	$2,306	$11,187

4. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	March 31, 2014	December 31, 2013
Maintenance	$102,223	$43,813
Deferred revenue	24,132	26,279
Salaries, wages and benefits	23,018	36,450
Aircraft fuel	16,688	14,905
Other	65,351	72,845

Accrued liabilities	$231,412	$194,292

5. Debt

Ex-Im Bank Guaranteed Notes

In January 2014, we refinanced a bridge loan with a note guaranteed by the Export-Import Bank of the United States (“Ex-Im Bank”) in the amount of $140.6 million secured by a mortgage on a 747-8F aircraft (aircraft tail number N854GT) for a period of 134 months (the “2014 Ex-Im Guaranteed Note”). In connection with entry into this guaranteed note, we paid usual and customary fees. This guaranteed note accrues interest at a fixed rate of 2.67% with principal and interest payable quarterly and contains customary covenants and event of default provisions.

Term Loans

In January 2014, we purchased three 777-200LRF aircraft that are leased to a customer on a long-term basis. We accounted for the purchase as an asset acquisition and recognized a lease intangible of $42.7 million related to the long-term Dry Leases, which will be amortized on a straight-line basis over the life of the leases. As part of the transaction, we entered into six separate term loans in the aggregate amount of $432.0 million each secured by a mortgage on the aircraft and the attached leases (the “2014 Term Loans”). In connection with entry into these term loans, we paid usual and customary fees. The term loans accrue interest with principal and interest payable quarterly and contain customary covenants and event of default provisions.

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

		$432.0

6. Income Taxes

Our effective income tax rates were an expense of 38.7% for the three months ended March 31, 2014 and a benefit of 97.4% for the three months ended March 31, 2013. The effective rate for the three months ended March 31, 2014 differed from the U.S. federal statutory rate primarily due to losses associated with GSS for which we have recognized a valuation allowance due to the uncertainty that the benefit of the losses will be realized. The effective rate for the three months ended March 31, 2013 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $14.2 million related to extraterritorial income (“ETI”) from certain of our aircraft. The effective rates in both periods also differed from the U.S. federal statutory rate due to the income tax impact of foreign operations taxed at different rates, U.S. state income taxes, the nondeductibility of certain expenses for tax purposes, adjustments to our liability for uncertain tax positions, and the relationship of these items to our projected operating results for the year. For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

As a result of current and expected future growth in our Dry Leasing business, we determined that the net earnings of certain foreign subsidiaries engaged in this business will be indefinitely reinvested outside of the U.S. Our effective rate for the three months ended March 31, 2014 was favorably impacted by our assertion to indefinitely reinvest these net earnings. As of March 31, 2014, our undistributed net earnings of foreign subsidiaries for which deferred taxes have not been provided were $18.1 million, and the unrecognized deferred tax liability associated with these earnings was $6.3 million.

7. Financial Instruments

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

The fair value of our interest rate derivatives was based on Level 2 inputs utilized in expected cash flow models. The market inputs used included the implied forward LIBOR yield curve for the same period as the future interest rate swap settlements. These derivatives were designated as hedging instruments.

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	March 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$279,652	$279,652	$279,652	$—	$—
Short-term investments	9,572	9,572	—	—	9,572
Restricted cash	12,537	12,537	12,537	—	—
Long-term investments and accrued interest	130,430	175,027	—	—	175,027

	$432,191	$476,788	$292,189	$—	$184,599

Liabilities
Term loans	$1,013,670	$1,027,847	$—	$—	$1,027,847
Ex-Im Bank guaranteed notes	861,250	838,295	—	—	838,295
EETCs	243,866	318,744	—	—	318,744

	$2,118,786	$2,184,886	$—	$—	$2,184,886

	December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$321,816	$321,816	$321,816	$—	$—
Short-term investments	10,904	10,904	—	—	10,904
Restricted cash	6,491	6,491	6,491	—	—
Interest rate derivatives	9,182	9,182	—	9,182	—
Long-term investments and accrued interest	130,267	174,795	—	—	174,795

	$478,660	$523,188	$328,307	$9,182	$185,699

Liabilities
Interest rate derivatives	$7,796	$7,796	$—	$7,796	$—
Term loans	702,668	701,421	—	—	701,421
Ex-Im Bank guaranteed notes	739,741	718,703	—	—	718,703
EETCs	254,216	329,973	—	—	329,973

	$1,704,421	$1,757,893	$—	$7,796	$1,750,097

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments by contractual maturity as of:

	March 31, 2014			December 31, 2013
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value
Debt securities
Due after one but within five years	$—	$—	$—	$—	$—	$—
Due after five but within ten years	130,430	44,597	175,027	130,267	44,528	174,795

Total	$130,430	$44,597	$175,027	$130,267	$44,528	$174,795

8. Segment Reporting

We have the following four reportable segments: ACMI (which includes ACMI and CMI services), AMC Charter, Commercial Charter and Dry Leasing. We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of operating and ownership costs. The following table sets forth Operating Revenue and Direct Contribution for our reportable business segments reconciled to Operating Income and Income before Income Taxes:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Operating Revenue:
ACMI	$198,141	$181,170
AMC Charter	62,874	98,037
Commercial Charter	114,499	91,100
Dry Leasing	24,676	3,747
Other	3,173	3,282

Total Operating Revenue	$403,363	$377,336

Direct Contribution:
ACMI	$45,198	$39,944
AMC Charter	9,468	12,737
Commercial Charter	(12,245)	(8,685)
Dry Leasing	8,171	1,176

Total Direct Contribution	50,592	45,172

Add back (subtract):
Unallocated income and expenses, net	(35,998)	(35,012)
Special charge	(8,029)	—
Gain on disposal of aircraft	—	23

Income before Income Taxes	6,565	10,183

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Add back (subtract):
Interest income	(4,727)	(5,176)
Interest expense	26,452	18,440
Capitalized interest	(312)	(1,402)
Other expense (income), net	152	552

Operating Income	$28,130	$22,597

We are exposed to a concentration of revenue to the AMC and Polar (see Note 2 for further discussion regarding Polar). No other customer accounted for 10.0% of our Total Operating Revenue. We have not experienced any credit issues with either of these customers.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $8.7 million in aggregate based on March 31, 2014 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $6.0 million as of March 31, 2014 and $5.7 million as of December 31, 2013, and are included in Deposits and other assets.

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

In 2007, Atlas Transport also filed a lawsuit in the Netherlands challenging the validity of our Benelux trademark. In 2009, following completion of its proceedings, the court issued a judgment in favor of us. Atlas Transport appealed that decision to the Dutch Court of Appeal, but the judgment took effect immediately upon entry. An appellate hearing was held on March 20, 2014, and the court’s decision is pending.

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

10. Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for the three months ended March 31, 2014 and 2013 were de minimis and excluded.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Numerator:
Net Income Attributable to Common Stockholders	$7,944	$20,078
Denominator:
Basic EPS weighted average shares outstanding	25,096	26,330
Effect of dilutive stock options and restricted stock	55	109

Diluted EPS weighted average shares outstanding	25,151	26,439

EPS:
Basic	$0.32	$0.76

Diluted	$0.32	$0.76

Diluted shares reflect the potential dilution that could occur from stock options and restricted share units using the treasury stock method. The calculation does not include restricted share units in which performance or market conditions were not satisfied of 0.5 million for the three months ended March 31, 2014 and 0.6 million for the three months ended March 31, 2013.

11. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2013	$(11,375)	$698	$(10,677)
Net change in fair value	(251)	—	(251)
Reclassification into earnings	690	—	690
Translation adjustment	—	77	77
Tax effect	(246)	—	(246)

Balance as of March 31, 2014	$(11,182)	$775	$(10,407)

Interest Rate Derivatives

In December 2013, we entered into six forward-starting interest rate swaps with a total notional value of $432.5 million to hedge the risk of changes in quarterly interest payments due to fluctuations in the forward 90-day LIBOR swap rate for debt issuances. The debt issuances were related to the financing of three Boeing 777-200LRF aircraft that we purchased in January 2014 (see Note 5).

In January 2014, we terminated all six of the forward-starting interest rate swaps in connection with the debt issuances, which converted a previously unrealized gain of $1.1 million into a realized gain in Accumulated other comprehensive income (loss). There was no ineffectiveness associated with these hedges upon their termination.

As of March 31, 2014, there was $18.0 million of net unamortized realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and the three 777-200LRF financings in 2014. The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt. Net realized losses reclassified into earnings were $0.7 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. Net realized losses expected to be reclassified into earnings within the next 12 months are $2.7 million as of March 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Financial Statements appearing in this report and our audited consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K.

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

Business Overview

We are a leading global provider of outsourced aircraft and aviation operating services, operating the world’s largest fleet of Boeing 747 freighters, as well as Boeing 747 and 767 passenger aircraft and Boeing 767 freighters. We also provide Boeing 777 aircraft on a Dry Lease basis. We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale. Our customers include airlines, express delivery providers, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

Our primary service offerings include the following:

•	ACMI, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and Yield risk. The customer is responsible for fuel, landing fees, navigation fees and all other operational fees and costs;

•	CMI, which is part of our ACMI business segment, whereby we provide outsourced cargo and passenger aircraft operating solutions including the provision of crew, maintenance and insurance, while customers provide the aircraft and assume fuel, demand and Yield risk. The customer is responsible for fuel, landing fees, navigation fees and all other operational fees and costs;

•	AMC Charter, whereby we provide cargo and passenger aircraft charter services for the AMC. The AMC pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and all other operational fees and costs;

•	Commercial Charter, whereby we provide cargo and passenger aircraft charters to customers, including brokers, sports teams and fans, cruise-ship operators, freight forwarders, direct shippers and airlines. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and all other operational fees and costs; and

•	Dry Leasing, whereby we provide cargo and passenger aircraft and engine leasing solutions. The customer operates, and is responsible for insuring and maintaining, the flight equipment.

We look to achieve our growth plans to enhance stakeholder value by:

•	Delivering superior service quality to our valued customers;

•	Aggressively managing our fleet with a focus on leading-edge aircraft;

•	Focusing on securing long-term customer contracts;

•	Driving significant and ongoing productivity improvements; and

•	Selectively pursuing and evaluating future acquisitions and alliances.

See “Business Overview” and “Business Strategy” in our 2013 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first quarter of 2014, compared to 2013, were positively impacted by the following events:

•	In January and February 2013, we began CMI flying two new 767-300ERF aircraft owned by DHL.

•	In April 2013, we began ACMI flying a 747-400F aircraft for Chapman Freeborn Airchartering Ltd. (“Chapman Freeborn”), which was the first dedicated 747-400F aircraft in its network.

•	In May 2013, we took delivery of a 747-8F aircraft that we placed into ACMI service with Etihad Airways (“Etihad”), which was the first 747-8F aircraft in its global network.

•	In July 2013, we began CMI flying a VIP-configured 767-200 passenger aircraft owned by MLW Air, LLC. (“MLW Air”). MLW Air’s 767-200 is the only all-first class 767 commercial charter aircraft with worldwide operations registered with the U.S. Federal Aviation Administration.

•	In September 2013, we began ACMI flying a 747-400F for Astral Aviation Limited (“Astral Aviation”), which was the first 747-400F aircraft in its global network.

•	In February 2014, we began ACMI flying a 747-8F aircraft with BST Logistics (Hong Kong) Company Limited (“BST Logistics”), a business partner of Navitrans International Freight Forwarding Co., Ltd. Service, which was the first 747-8F aircraft in its network.

In January 2014, British Airways notified us that they would be terminating our ACMI agreement and returning three 747-8F aircraft in April 2014. As a result, we have been flying fewer Block Hours for British Airways during 2014. We expect to deploy these aircraft in profitable revenue operations as they are redelivered to us.

AMC Charter Cargo Block Hours have been negatively impacted by reduced demand from the AMC during the first quarter of 2014. This was partially offset by incremental flying as former competitors exited the AMC Charter market.

Commercial Charter Block Hours increased during the first quarter of 2014, reflecting our redeployment of 747-400 aircraft from ACMI during remarketing periods and stronger demand.

As a result of the continuing reduction in AMC Charter cargo demand and volatility in the Commercial Charter market, we continually assess the opportunities for our 747-400 freighter aircraft and will make adjustments to our capacity as necessary. Some of these actions may involve grounding or disposing of aircraft, which could result in asset impairments or other charges in future periods.

In March and July 2013, we purchased three recently-manufactured Boeing 777-200LRF aircraft that are being Dry Leased by Titan to customers on a long-term basis. In January 2014, we purchased three additional recently-manufactured Boeing 777-200LRF aircraft that are being Dry Leased by Titan to a customer on a long-term basis.

Results of Operations

Three Months Ended March 31, 2014 and 2013

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the three months ended March 31:

	2014	2013	Increase / (Decrease)	Percent Change
Block Hours
ACMI	28,008	28,089	(81)	(0.3)%
AMC Charter:
Cargo	434	1,874	(1,440)	(76.8)%
Passenger	2,534	2,561	(27)	(1.1)%
Commercial Charter	5,661	4,719	942	20.0%
Other	236	190	46	24.2%

Total Block Hours	36,873	37,433	(560)	(1.5)%

Revenue Per Block Hour
ACMI	$7,074	$6,450	$624	9.7%
AMC Charter	$21,184	$22,105	$(921)	(4.2)%
Cargo	$21,440	$23,334	$(1,894)	(8.1)%
Passenger	$21,140	$21,206	$(66)	(0.3)%
Commercial Charter	$20,226	$19,305	$921	4.8%
Fuel
AMC
Average fuel cost per gallon	$3.33	$3.63	$(0.30)	(8.3)%
Fuel gallons consumed (000s)	6,833	11,418	(4,585)	(40.2)%
Commercial Charter
Average fuel cost per gallon	$3.19	$3.32	$(0.13)	(3.9)%
Fuel gallons consumed (000s)	18,496	15,627	2,869	18.4%

Segment Operating Fleet (average aircraft equivalents during the period)

	2014	2013	Increase / (Decrease)
ACMI*
747-8F Cargo	8.7	7.0	1.7
747-400 Cargo	12.5	13.1	(0.6)
747-400 LCF	3.1	1.6	1.5
767-300 Cargo	2.0	1.4	0.6
767-200 Cargo	5.0	5.0	—
747-400 Passenger	1.0	1.0	—
767-200 Passenger	1.0	—	1.0
767-300 Passenger	—	0.7	(0.7)

Total	33.3	29.8	3.5
AMC Charter
747-400 Cargo	0.6	3.0	(2.4)
747-400 Passenger	1.8	1.9	(0.1)
767-300 Passenger	2.8	2.1	0.7

Total	5.2	7.0	(1.8)

	2014	2013	Increase / (Decrease)
Commercial Charter
747-8F Cargo	0.2	—	0.2
747-400 Cargo	7.7	7.2	0.5
747-400 Passenger	0.2	0.1	0.1
767-300 Passenger	0.2	0.1	0.1

Total	8.3	7.4	0.9

Dry Leasing
777-200 Cargo	5.8	0.3	5.5
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	2.0	2.0	—

Total	9.8	4.3	5.5

Total Operating Aircraft	56.6	48.5	8.1

Out-of-service**	1.0	0.5	0.5

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service aircraft are completely unencumbered.

Operating Revenue

The following table compares our Operating Revenue for the three months ended March 31 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$198,141	$181,170	$16,971	9.4%
AMC Charter	62,874	98,037	(35,163)	(35.9)%
Commercial Charter	114,499	91,100	23,399	25.7%
Dry Leasing	24,676	3,747	20,929	NM
Other	3,173	3,282	(109)	(3.3)%

Total Operating Revenue	$403,363	$377,336	$26,027	6.9%

NM represents year-over-year changes that are not meaningful.

ACMI revenue increased $17.0 million, or 9.4%, primarily due to the entry of 747-8F aircraft into service in May 2013 and February 2014, and increased CMI flying, partially offset by the redeployment of 747-400 aircraft into Commercial Charter. ACMI Revenue per Block Hour was $7,074 for the first quarter of 2014, compared to $6,450 in 2013, an increase of $624 per Block Hour, or 9.7%. The increase in Revenue per Block Hour was primarily driven by the impact of higher rates on an increased number of 747-8F aircraft, partially offset by lower rates on increased CMI flying. ACMI Block Hours were 28,008 for the first quarter of 2014, which were relatively flat compared to 28,089 in 2013. Block Hours were impacted by the start-up of ACMI 747-8F flying for Etihad in May 2013 and BST Logistics in February 2014, and the start-up of ACMI 747-400 flying for Astral Aviation in September 2013 and Chapman Freeborn in April 2013. Block Hours were also impacted by an increase in CMI flying for Boeing and the start-up of CMI 767-200 passenger aircraft flying for MLW Air during the third quarter of 2013. Offsetting these increases was a reduction in Block Hours from the deployment of certain 747-400 cargo aircraft to Commercial Charter and by a reduction in flying by certain ACMI customers.

AMC Charter revenue decreased $35.2 million, or 35.9%, primarily driven by a reduction in both AMC Charter Cargo Block Hours and Revenue per Block Hour. AMC Charter Block Hours were 2,968 for the first quarter of 2014 compared to 4,435 in 2013, a decrease of 1,467 Block Hours, or 33.1%. The decrease in AMC Charter Block Hours was driven by reduced cargo demand from the AMC, partially offset by incremental flying as former competitors exited the AMC Charter market. AMC Charter Revenue per Block Hour was $21,184 for the first quarter of 2014, compared to $22,105 in 2013, a decrease of $921 per Block Hour, or 4.2%, primarily due to a decrease in the average “pegged” fuel price. For the first quarter of 2014, the AMC average “pegged” fuel price was $3.33 per gallon compared to $3.63 in 2013. The “pegged” fuel price is set by the AMC and the impact to revenue from changes in the “pegged” fuel price is generally offset by a corresponding impact to fuel expense.

Commercial Charter revenue increased $23.4 million, or 25.7%, primarily due to an increase in Block Hours and Revenue per Block Hour. Commercial Charter Block Hours were 5,661 in the first quarter of 2014, compared to 4,719 in 2013, representing an increase of 942 Block Hours, or 20.0%. The increase in Block Hours was primarily due to the deployment of 747-400 and 747-8F cargo aircraft into Commercial Charter during ACMI marketing periods, as well as increased demand during the first quarter of 2014. Revenue per Block Hour was $20,226 in the first quarter of 2014, compared to $19,305 in 2013, an increase of $921 per Block Hour, or 4.8%. This increase reflects the impact of incremental cargo revenue on subcontracted Commercial Charter flights.

Dry Leasing revenue increased $20.9 million primarily due to the acquisition of three 777-200LRF aircraft in January 2014, two 777-200LRF aircraft in July 2013 and one 777-200LRF aircraft in March 2013 that are being leased to customers on a long-term basis.

Operating Expenses

The following table compares our Operating Expenses for the three months ended March 31 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$81,744	$93,358	$(11,614)	(12.4)%
Salaries, wages and benefits	72,855	72,531	324	0.4%
Maintenance, materials and repairs	59,046	58,369	677	1.2%
Aircraft rent	35,410	38,494	(3,084)	(8.0)%
Depreciation and amortization	28,155	17,808	10,347	58.1%
Navigation fees, landing fees and other rent	27,126	15,626	11,500	73.6%
Passenger and ground handling services	19,371	16,772	2,599	15.5%
Travel	17,282	15,179	2,103	13.9%
Special charge	8,029	—	8,029	NM
Gain on disposal of aircraft	—	(23)	(23)	NM
Other	26,215	26,625	(410)	(1.5)%

Total Operating Expenses	$375,233	$354,739

Aircraft fuel decreased $11.6 million, or 12.4%, primarily due to reduced AMC Charter fuel consumption and fuel price decreases in AMC and Commercial Charter, partially offset by increases in Commercial Charter fuel consumption. AMC Charter fuel consumption decreased by 4.6 million gallons, or 40.2%, primarily reflecting the decrease in Block Hours operated. The average fuel price per gallon for the AMC Charter business was $3.33 in the first quarter of 2014, compared to $3.63 in 2013, a decrease of 8.3%. Commercial Charter fuel consumption increased by 2.9 million gallons, or 18.4%, primarily driven by the increase in Block Hours operated. The average fuel price per gallon for the Commercial Charter business was $3.19 for the first quarter of 2014, compared to $3.32 in 2013, a decrease of 3.9%. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Maintenance, materials and repairs increased $0.7 million, or 1.2%, primarily driven by an increase of $2.6 million for 747-8F and 747-400 aircraft, partially offset by a decrease of $1.9 million for 767 aircraft. Heavy Maintenance expense on 747-8F and 747-400 aircraft increased approximately $4.2 million primarily due to an increase in the number of D Checks in 2014, partially offset by a reduction in the number of engine overhauls and C Checks. Heavy Maintenance expense on 767 aircraft decreased approximately $2.0 million primarily due to a decrease in the number of C Checks in 2014. Non-heavy Maintenance expense on 747-400 aircraft decreased $1.5 million. Line Maintenance expense on all aircraft types was relatively unchanged. Heavy airframe maintenance events and engine overhauls for the three months ended March 31 were:

Heavy Maintenance Events	2014	2013	Increase / (Decrease)
747-400 C Checks	5	6	(1)
747-400 D Checks	3	—	3
767 C Checks	—	2	(2)
CF6-80 engine overhauls	5	7	(2)

Aircraft rent decreased $3.1 million, or 8.0%, primarily due to the early termination of operating leases for two 747-400BCFs that we permanently parked in December 2013.

Depreciation and amortization increased $10.3 million, or 58.1%, due to additional aircraft operating in the first quarter of 2014.

Navigation fees, landing fees and other rent increased $11.5 million, or 73.6%, primarily due to an increase in purchased capacity from subcontracting certain Commercial Charter flights and an increase in flights for which we incur these costs. We reclassified purchased capacity from Aircraft rent to Navigation fees, landing fees and other rent and we reclassified previously reported amounts to conform to the current period’s presentation.

Passenger and ground handling services increased $2.6 million, or 15.5%, primarily due to higher rates for ground handling from Commercial Charter flying to more expensive locations.

Travel increased $2.1 million, or 13.9%, primarily due to increased travel related to positioning crewmembers for customer schedule and route changes.

Special charge in 2014 represents a $5.1 million reserve recorded related to a GSS receivable for a loan made to its 51% U.K. shareholder, a $2.3 million expense recorded for termination benefits for certain GSS employees and a $0.6 million adjustment to the early termination of operating leases for two 747-400BCF aircraft that we permanently parked in December 2013 (see Note 3 to our Financial Statements).

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended March 31 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(4,727)	$(5,176)	$(449)	(8.7)%
Interest expense	26,452	18,440	8,012	43.4%
Capitalized interest	(312)	(1,402)	(1,090)	(77.7)%
Other expense (income), net	152	552	400	(72.5)%

Interest expense increased $8.0 million, or 43.4%, primarily due to an increase in our average debt balances related to the financing of aircraft purchases in 2013 and early 2014.

Capitalized interest decreased $1.1 million, or 77.7%, resulting from 747-8F aircraft that entered service in 2013.

Income taxes. Our effective income tax rates were an expense of 38.7% for the three months ended March 31, 2014 and a benefit of 97.4% for the three months ended March 31, 2013. The effective rate for the three months ended March 31, 2014 differed from the U.S. federal statutory rate primarily due to losses associated with GSS for which we have recognized a limited tax benefit. The effective rate for the three months ended March 31, 2013 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $14.2 million related to ETI from certain of our aircraft.

Segments

The following table compares the Direct Contribution of our reportable segments (see Note 8 to our Financial Statements for the reconciliation to Operating income) for the three months ended March 31 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$45,198	$39,944	$5,254	13.2%
AMC Charter	9,468	12,737	(3,269)	(25.7)%
Commercial Charter	(12,245)	(8,685)	(3,560)	41.0%
Dry Leasing	8,171	1,176	6,995	NM

Total Direct Contribution	$50,592	$45,172	$5,420	12.0%

Unallocated income and expenses, net	$35,998	$35,012	$986	2.8%

ACMI Segment

ACMI Direct Contribution increased $5.3 million, or 13.2%, primarily due to higher profitability on our new 747-8F aircraft and increased CMI flying during the first quarter of 2014, partially offset by the redeployment of 747-400 aircraft into Commercial Charter and an increase in heavy maintenance.

AMC Charter Segment

AMC Charter Direct Contribution decreased $3.3 million, or 25.7%, primarily due to a decrease in cargo Block Hours resulting from lower AMC demand. Partially offsetting this reduction in revenue was a reduction in aircraft ownership costs from the redeployment of 747-400 aircraft to Commercial Charter.

Commercial Charter Segment

Commercial Charter Direct Contribution decreased $3.6 million, or 41.0%, primarily due to increased aircraft ownership costs from the deployment of 747-400 cargo aircraft into this segment, increases in volume-driven operating expenses from flying to more expensive locations and an increase in heavy maintenance on 747-400 aircraft. Partially offsetting these items was stronger demand. Our Commercial Charter quarterly results are subject to seasonal and other fluctuations, and the Direct Contribution for any quarter is not necessarily indicative of the results that may be expected for the entire year.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $7.0 million, primarily due the addition of three 777-200LRF aircraft in early January 2014, two 777-200LRF aircraft in July 2013 and one 777-200LRF in March 2013 that are being leased to customers on a long-term basis.

Unallocated income and expenses, net

Unallocated income and expenses were relatively unchanged.

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

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP measures (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2014	March 31, 2013	Percent Change
Net Income Attributable to Common Stockholders	$7,944	$20,078	(60.4%)
After-tax impact from:
ETI tax benefit	—	(14,160)
Special charge (a)	3,382	—
Loss (gain) on disposal of aircraft	—	(15)

Adjusted Net Income Attributable to Common Stockholders	$11,326	$5,903	91.9%

	For the Three Months Ended
	March 31, 2014	March 31, 2013	Percent Change
Diluted EPS	$0.32	$0.76	(57.9%)
After-tax impact from:
ETI tax benefit	—	(0.54)
Special charge (a)	0.13	—
Loss (gain) on disposal of aircraft	—	(0.00)

Adjusted Diluted EPS	$0.45	$0.22	104.5%

a)	Included in Special charge in 2014 were GSS employee termination benefits, a GSS loan reserve and an adjustment to lease termination costs for two 747-400BCFs.

Liquidity and Capital Resources

Significant liquidity events in the first quarter of 2014 were as follows:

Debt Transactions

In January 2014, we entered into six separate term loans in the aggregate amount of $432.0 million to finance the purchase of three 777-200LRF aircraft that are leased to a customer on a long-term basis.

In January 2014, we refinanced a bridge loan with an Ex-Im Bank guaranteed note in the amount of $140.6 million secured by a mortgage on a 747-8F aircraft (aircraft tail number N854GT).

Operating Activities. Net cash provided by operating activities for the first quarter of 2014 was $45.4 million, compared to $54.4 million for the first quarter of 2013. The decrease primarily reflects changes in the timing of working capital.

Investing Activities. Net cash used for investing activities was $488.1 million for the first quarter of 2014, consisting primarily of $478.7 million of purchase deposit and delivery payments for flight equipment, a $6.0 million increase in restricted cash and $4.1 million of core capital expenditures, excluding flight equipment, partially offset by $0.8 million of proceeds from short-term investments. Purchase deposit and delivery payments for flight equipment are primarily related to the purchase of three 777-200LRF cargo aircraft. All Capital expenditures for the first quarter of 2014 were funded through working capital, except for the aircraft financed as discussed above. Net cash used for investing activities was $234.1 million for the first quarter of 2013, consisting primarily of $235.5 million of purchase deposit and delivery payments for flight equipment, which included $1.4 million of capitalized interest and $10.5 million of capital expenditures, excluding flight equipment, partially offset by $9.1 million of proceeds from insurance and $2.4 million of proceeds from short-term investments.

Financing Activities. Net cash provided by financing activities was $400.5 million for the first quarter of 2014, which primarily reflected the proceeds from debt issuance of $572.6 million, partially offset by $151.7 million of payments on debt obligations, $17.0 million of debt issuance costs and $2.4 million of treasury stock purchases. The proceeds from debt issuance and payments of debt obligations reflect the refinancing of the $103.6 million bridge loan with the 2014 Ex-Im Guaranteed Note. Net cash provided by financing activities was $100.3 million for the first quarter of 2013, which primarily reflected the proceeds from debt issuance of $224.8 million, partially offset by $70.6 million of payments on debt obligations, a $30.0 million prepayment under an accelerated share repurchase program and $24.2 million of treasury stock purchases.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund capital expenditures for the remainder of 2014 and to repurchase shares of our stock. Core capital expenditures for the remainder of 2014 are expected to be approximately $42.7 million, which excludes flight equipment and capitalized interest.

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

As a result of bonus tax depreciation claimed on aircraft delivered to us in prior years, we do not expect to pay any significant U.S. federal income tax until 2017 or later. Our business operations are subject to income tax in several foreign jurisdictions. We do not expect to pay cash income taxes in any foreign jurisdiction for at least several years. We currently do not intend to repatriate cash from certain foreign subsidiaries that is indefinitely reinvested outside the U.S. Any repatriation of cash from these subsidiaries or certain changes in U.S. tax laws could result in additional tax expense.

Contractual Obligations and Debt Agreements

See Note 5 to our Financial Statements for a description of our new debt obligations: the 2014 Term Loans and the 2014 Ex-Im Guaranteed Note. See our 2013 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2013 and a description of our debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2014.

Recent Accounting Pronouncement

None.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2013. Many of such factors are beyond AAWW’s control and are difficult to predict. As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements. AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion of our exposure to market risk, refer to Part II, Item  7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2013 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended March 31, 2014, the information required in response to this Item is set forth in Note 9 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

For additional risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2013 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: May 1, 2014	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: May 1, 2014	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives

10.2	Form of Performance Share Unit Agreement

10.3	Form of Restricted Stock Unit Agreement

10.4	Atlas Air Worldwide Holdings, Inc. 2014 Long term Cash Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (v) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2014 and 2013 and (vi) Notes to Unaudited Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.