Form 10-Q
period 2014-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2014-07-31
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, there were 25,258,346 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$276,404	$321,816
Short-term investments	9,592	10,904
Restricted cash	13,215	6,491
Accounts receivable, net of allowance of $1,618 and $1,402, respectively	162,860	132,159
Prepaid maintenance	10,411	31,620
Deferred taxes	28,977	54,001
Prepaid expenses and other current assets	30,131	36,962

Total current assets	531,590	593,953
Property and Equipment
Flight equipment	3,474,759	2,969,379
Ground equipment	49,246	46,951
Less: accumulated depreciation	(304,257)	(256,685)
Purchase deposits for flight equipment	5,665	69,320

Property and equipment, net	3,225,413	2,828,965
Other Assets
Long-term investments and accrued interest	129,092	130,267
Deposits and other assets	142,012	131,216
Intangible assets, net	71,957	33,858

Total Assets	$4,100,064	$3,718,259

Liabilities and Equity
Current Liabilities
Accounts payable	$46,094	$65,367
Accrued liabilities	233,079	194,292
Current portion of long-term debt	193,819	157,486

Total current liabilities	472,992	417,145
Other Liabilities
Long-term debt	1,876,961	1,539,139
Deferred taxes	328,707	371,655
Other liabilities	65,853	68,195

Total other liabilities	2,271,521	1,978,989
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 28,547,138 and 28,200,213 shares issued, 25,256,124 and 25,038,629, shares outstanding (net of treasury stock), as of June 30, 2014 and December 31, 2013, respectively	285	282
Additional paid-in-capital	565,310	561,481
Treasury stock, at cost; 3,291,014 and 3,161,584 shares, respectively	(130,203)	(125,826)
Accumulated other comprehensive loss	(9,891)	(10,677)
Retained earnings	930,050	892,513

Total stockholders’ equity	1,355,551	1,317,773
Noncontrolling interest	—	4,352

Total equity	1,355,551	1,322,125

Total Liabilities and Equity	$4,100,064	$3,718,259

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Operating Revenue
ACMI	$186,720	$181,957	$384,861	$363,127
AMC charter	91,281	94,135	154,155	192,172
Commercial charter	133,953	117,783	248,452	208,883
Dry leasing	25,524	6,223	50,200	9,970
Other	3,691	3,475	6,864	6,757

Total Operating Revenue	441,169	403,573	844,532	780,909

Operating Expenses
Aircraft fuel	103,842	102,743	185,586	196,101
Salaries, wages and benefits	77,948	72,518	150,803	145,049
Maintenance, materials and repairs	50,386	43,477	109,432	101,846
Aircraft rent	34,826	39,854	70,236	78,348
Depreciation and amortization	30,381	20,371	58,536	38,179
Navigation fees, landing fees and other rent	30,906	18,744	58,032	34,370
Passenger and ground handling services	21,859	17,300	41,230	34,072
Travel	18,774	13,771	36,056	28,950
Special charge	1,449	—	9,477	—
Loss (gain) on disposal of aircraft	14,679	(399)	14,679	(422)
Other	29,462	26,733	55,678	53,358

Total Operating Expenses	414,512	355,112	789,745	709,851

Operating Income	26,657	48,461	54,787	71,058

Non-operating Expenses (Income)
Interest income	(4,719)	(4,978)	(9,446)	(10,154)
Interest expense	26,365	20,677	52,817	39,117
Capitalized interest	(67)	(292)	(379)	(1,694)
Loss on early extinguishment of debt	—	994	—	994
Other expense (income), net	(88)	1,104	64	1,656

Total Non-operating Expenses (Income)	21,491	17,505	43,056	29,919

Income before income taxes	5,166	30,956	11,731	41,139
Income tax expense (benefit)	(23,815)	9,993	(21,276)	73

Net Income	28,981	20,963	33,007	41,066
Less: Net income (loss) attributable to noncontrolling interest	(612)	903	(4,530)	928

Net Income Attributable to Common Stockholders	$29,593	$20,060	$37,537	$40,138

Earnings per share:
Basic	$1.17	$0.78	$1.49	$1.54

Diluted	$1.17	$0.78	$1.49	$1.54

Weighted average shares:
Basic	25,241	25,691	25,169	26,009

Diluted	25,279	25,716	25,215	26,076

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Income	$28,981	$20,963	$33,007	$41,066
Other comprehensive income (loss):
Interest rate derivatives:
Net change in fair value	—	—	(251)	—
Reclassification into earnings	682	767	1,372	1,537
Income tax expense	(261)	(279)	(506)	(558)
Foreign currency translation:
Translation adjustment	191	(28)	349	(342)

Other comprehensive income (loss)	612	460	964	637

Comprehensive Income	29,593	21,423	33,971	41,703
Less: Comprehensive income (loss) attributable to noncontrolling interests	(515)	888	(4,352)	753

Comprehensive Income Attributable to Common Stockholders	$30,108	$20,535	$38,323	$40,950

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Operating Activities:
Net Income Attributable to Common Stockholders	$37,537	$40,138
Net income (loss) attributable to noncontrolling interests	(4,530)	928

Net Income	33,007	41,066
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	67,195	45,374
Accretion of debt securities discount	(4,081)	(4,591)
Provision for allowance for doubtful accounts	232	17
Special charge, net of cash payments	7,171	—
Loss on early extinguishment of debt	—	994
Loss (gain) on disposal of aircraft	14,679	(422)
Deferred taxes	(21,498)	(548)
Stock-based compensation expense	5,805	7,866
Changes in:
Accounts receivable	(23,248)	11,844
Prepaid expenses and other current assets	27,613	9,478
Deposits and other assets	(4,603)	481
Accounts payable and accrued liabilities	4,854	15,072

Net cash provided by operating activities	107,126	126,631
Investing Activities:
Capital expenditures	(10,653)	(19,491)
Purchase deposits and delivery payments for flight equipment	(494,072)	(342,584)
Changes in restricted cash	(6,724)	—
Proceeds from short-term investments	2,060	4,422
Proceeds from insurance	—	9,109
Proceeds from disposal of aircraft	—	2,100

Net cash used for investing activities	(509,389)	(346,444)
Financing Activities:
Proceeds from debt issuance	572,552	510,808
Refund of accelerated share repurchase	—	13,510
Maintenance reserves received	8,757	1,546
Prepayment of accelerated share repurchase	—	(29,510)
Purchase of treasury stock	(4,377)	(73,253)
Excess tax benefit from stock-based compensation expense	(1,973)	465
Payment of debt issuance costs	(17,087)	(13,096)
Payments of debt	(201,021)	(244,645)

Net cash provided by financing activities	356,851	165,825
Net (decrease) increase in cash and cash equivalents	(45,412)	(53,988)
Cash and cash equivalents at the beginning of period	321,816	409,763

Cash and cash equivalents at the end of period	$276,404	$355,775

Non-cash Investing and Financing Activities:
Acquisition of flight and ground equipment included in Accounts payable and accrued liabilities	$29,087	$—

Disposition of aircraft included in Accounts receivable	$7,000	$—

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity	Interest	Equity
Balance at December 31, 2012	$277	$(44,850)	$544,421	$(14,263)	$798,676	$1,284,261	$3,843	$1,288,104
Net Income (loss)	—	—	—	—	40,138	40,138	928	41,066
Other comprehensive income (loss)	—	—	—	812	—	812	(175)	637
Stock option and restricted stock compensation	—	—	7,866	—	—	7,866	—	7,866
Purchase of 1,725,396 shares of treasury stock	—	(73,253)	—	—	—	(73,253)	—	(73,253)
Issuance of 519,769 shares of restricted stock	5	—	(5)	—	—	—	—	—
Prepayment of accelerated share repurchase	—	—	(29,510)	—	—	(29,510)	—	(29,510)
Refund of accelerated share repurchase	—	—	13,510	—	—	13,510	—	13,510
Tax benefit on restricted stock and stock options	—	—	465	—	—	465	—	465

Balance at June 30, 2013	$282	$(118,103)	$536,747	$(13,451)	$838,814	$1,244,289	$4,596	$1,248,885

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity	Interest	Equity
Balance at December 31, 2013	$282	$(125,826)	$561,481	$(10,677)	$892,513	$1,317,773	$4,352	$1,322,125
Net Income (loss)	—	—	—	—	37,537	37,537	(4,530)	33,007
Other comprehensive income (loss)	—	—	—	786	—	786	178	964
Stock-based compensation	—	—	5,805	—	—	5,805	—	5,805
Purchase of 129,430 shares of treasury stock	—	(4,377)	—	—	—	(4,377)	—	(4,377)
Issuance of 346,925 shares of restricted stock	3	—	(3)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	(1,973)	—	—	(1,973)	—	(1,973)

Balance at June 30, 2014	$285	$(130,203)	$565,310	$(9,891)	$930,050	$1,355,551	$—	$1,355,551

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2013, which includes additional disclosures and a summary of our significant accounting policies. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013, comprehensive income for the three and six months ended June 30, 2014 and 2013, cash flows for the six months ended June 30, 2014 and 2013, and shareholders’ equity as of and for the six months ended June 30, 2014 and 2013.

Our quarterly results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Except for per share data, all dollar amounts are in thousands unless otherwise noted.

Certain reclassifications have been made to prior periods’ unaudited consolidated financial statement amounts and related note disclosures to conform to the current period’s presentation, including the reclassification of maintenance reserves received from operating activities to financing activities on the consolidated statements of cash flows.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board amended its accounting guidance for revenue recognition. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the services provided. It also requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amended guidance is effective as of the beginning of 2017 and we are currently assessing the impact it will have on our financial statements. Early adoption is not permitted.

3. Related Parties

DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”), holds a 49% equity interest and a 25% voting interest in Polar. Polar is a variable interest entity that we do not consolidate because we are not the primary beneficiary as the risks associated with the direct costs of operation are with DHL. Under a 20-year blocked space agreement (the “BSA”), Polar provides air cargo capacity to DHL. Atlas has several agreements with Polar to provide ACMI, CMI, administrative, sales and ground support services to one another. We do not have any financial exposure to fund debt obligations or operating losses of Polar, except for any liquidated damages that we could incur under these agreements. The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue and Expenses:
ACMI segment revenue from Polar	$74,144	$71,205	$143,839	$142,052
Other revenue from Polar	$2,842	$2,837	$5,684	$5,675
Ground handling and airport fees paid to Polar	$448	$334	$772	$671

	June 30, 2014	December 31, 2013
Accounts receivable/payable as of:
Receivables from Polar	$4,851	$4,249
Payables to Polar	$1,689	$3,464

	June 30, 2014	December 31, 2013
Aggregate Carrying Value of Polar Investment as of:
	$4,870	$4,870

GATS

We hold a 50% interest in Global Aviation Technical Solutions Co. Ltd. (“GATS”), a joint venture with an unrelated third party. The purpose of the joint venture is to purchase rotable parts and provide repair services for those parts, primarily for 747-8F aircraft. The joint venture is a variable interest entity and we have not consolidated GATS because we are not the primary beneficiary as we do not exercise financial control. As of June 30, 2014 and December 31, 2013, our investment in GATS was $13.0 million and $13.2 million, respectively, and our maximum exposure to losses from the entity is limited to our investment, which is comprised primarily of rotable parts. GATS does not have any third-party debt obligations.

4. Special Charge

We hold a 49% interest in GSS, a private company. GSS is a variable interest entity and we are the primary beneficiary for financial reporting purposes. Atlas previously dry leased three 747-8F owned aircraft to GSS. The leases provided for payment of rent and a provision for maintenance costs associated with the aircraft. GSS provided ACMI services to British Airways Plc (“British Airways”) using these three aircraft. In January 2014, British Airways notified us that they would be returning the three 747-8F aircraft in April 2014. As a result, we recognized $1.6 million and $3.9 million of employee termination benefits during the three and six months ended June 30, 2014, respectively, after management determined that such costs were probable and estimable. Substantially all cash payments related to employee termination benefits are expected to be paid by the end of 2014. In addition, we recognized a reserve of $5.2 million related to a loan from GSS to its 51% U.K. shareholder during the six months ended June 30, 2014.

In 2013, we recognized a Special charge related to the early termination of operating leases for two 747-400BCF aircraft that we permanently parked in December 2013. Substantially all cash payments related to the lease termination costs are expected to be paid by 2015.

A summary of the Special charge liabilities is as follows:

	Lease Termination Costs	GSS Employee Termination Benefits	Total
Liability as of December 31, 2013	$12,773	$—	$12,773
Special charge items, net	313	3,893	4,206
Cash payments	(6,838)	(2,306)	(9,144)

Liability as of June 30, 2014	$6,248	$1,587	$7,835

5. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30, 2014	December 31, 2013
Customer maintenance reserves	$56,093	$17,274
Maintenance	38,619	26,539
Aircraft fuel	29,828	14,905
Salaries, wages and benefits	30,087	36,450
Deferred revenue	13,366	26,279
Other	65,086	72,845

Accrued liabilities	$233,079	$194,292

Customer maintenance reserves are amounts received under our Dry Leases that are subject to reimbursement to the lessee upon the completion of qualifying maintenance work on Dry Leased aircraft.

6. Debt

Ex-Im Bank Guaranteed Note

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

Term Loans

In January 2014, we purchased three 777-200LRF aircraft that are leased to a customer on a long-term basis. We accounted for the purchases as asset acquisitions and recognized lease intangibles of $42.7 million related to the long-term Dry Leases, which will be amortized on a straight-line basis over the life of the leases. As part of the transactions, we entered into six separate term loans in the aggregate amount of $432.0 million each secured by a mortgage on the aircraft and the attached leases (the “2014 Term Loans”). In connection with entry into these term loans, we paid usual and customary fees. The term loans accrue interest with principal and interest payable quarterly and contain customary covenants and event of default provisions.

The following table summarizes the terms and amounts for each term loan (in millions):

			Collateral		Interest
	Issue	Face	Aircraft	Original	Rate	Interest
	Date	Value	Tail Number	Term	Type	Rate
First 2014 Term Loan	2014	$115.0	MSN 38969	114 months	Fixed	4.48%
Second 2014 Term Loan	2014	30.8	MSN 38969	114 months	Fixed	7.30%
Third 2014 Term Loan	2014	115.0	MSN 37138	118 months	Fixed	4.57%
Fourth 2014 Term Loan	2014	29.0	MSN 37138	118 months	Fixed	7.38%
Fifth 2014 Term Loan	2014	115.0	MSN 39286	116 months	Fixed	4.51%
Sixth 2014 Term Loan	2014	27.2	MSN 39286	116 months	Fixed	7.35%

		$432.0

7. Income Taxes

Our effective income tax rates were a benefit of 461.0% and 181.4% for the three and six months ended June 30, 2014, respectively. Our effective income tax rates were an expense of 32.3% and 0.2% for the three and six months ended 2013, respectively. The effective rates for the three and six months ended June 30, 2014 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $24.0 million, net of reserves, related to extraterritorial income (“ETI”) from offshore leasing of certain of our aircraft. In addition, our effective income tax rate for the six months ended

June 30, 2014 differed from the U.S. federal statutory rate due to losses associated with GSS for which we have recognized a valuation allowance due to the uncertainty regarding whether the benefit for those losses will be realized. The effective rate for the six months ended June 30, 2013 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $14.2 million, net of reserves, related to ETI from offshore leasing of certain of our aircraft and also related to our decision during the second quarter of 2013 to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S. The effective rates in all periods also differed from the U.S. federal statutory rate due to the income tax impact of foreign operations taxed at different rates, U.S. state income taxes, the nondeductibility of certain expenses for tax purposes, adjustments to our liability for uncertain tax positions, and the relationship of these items to our projected operating results for the year. For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

As a result of current and expected future growth in our Dry Leasing business, we determined that the net earnings of certain foreign subsidiaries engaged in this business will be indefinitely reinvested outside of the U.S. Our effective rate for the six months ended June 30, 2014 was favorably impacted by our assertion to indefinitely reinvest these net earnings. As of June 30, 2014, our undistributed net earnings of foreign subsidiaries for which deferred taxes have not been provided were $26.1 million, and the unrecognized deferred tax liability associated with these earnings was $9.1 million.

We continue to evaluate our eligibility to claim ETI tax benefits and may recognize additional benefits in future periods. We are unable to reasonably estimate these benefits.

8. Financial Instruments

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

The fair value of our term loans, Ex-Im Bank guaranteed notes and EETCs are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair value of our interest rate derivatives was based on Level 2 inputs utilized in expected cash flow models. The market inputs used included the implied forward LIBOR yield curve for the same period as the future interest rate swap settlements. These derivatives were designated as hedging instruments.

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	June 30, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$276,404	$276,404	$276,404	$—	$—
Short-term investments	9,592	9,592	—	—	9,592
Restricted cash	13,215	13,215	13,215	—	—
Long-term investments and accrued interest	129,092	178,808	—	—	178,808

	$428,303	$478,019	$289,619	$—	$188,400

Liabilities
Term loans	$995,342	$1,017,149	$—	$—	$1,017,149
Ex-Im Bank guaranteed notes	842,113	825,838	—	—	825,838
EETCs	233,325	313,935	—	—	313,935

	$2,070,780	$2,156,922	$—	$—	$2,156,922

	December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$321,816	$321,816	$321,816	$—	$—
Short-term investments	10,904	10,904	—	—	10,904
Restricted cash	6,491	6,491	6,491	—	—
Interest rate derivatives	9,182	9,182	—	9,182	—
Long-term investments and accrued interest	130,267	174,795	—	—	174,795

	$478,660	$523,188	$328,307	$9,182	$185,699

Liabilities
Interest rate derivatives	$7,796	$7,796	$—	$7,796	$—
Term loans	702,668	701,421	—	—	701,421
Ex-Im Bank guaranteed notes	739,741	718,703	—	—	718,703
EETCs	254,216	329,973	—	—	329,973

	$1,704,421	$1,757,893	$—	$7,796	$1,750,097

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments by contractual maturity as of:

	June 30, 2014			December 31, 2013
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value
Debt securities
Due after one but within five years	$—	$—	$—	$—	$—	$—
Due after five but within ten years	129,092	49,716	178,808	130,267	44,528	174,795

Total	$129,092	$49,716	$178,808	$130,267	$44,528	$174,795

9. Segment Reporting

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Operating Revenue:
ACMI	$186,720	$181,957	$384,861	$363,127
AMC Charter	91,281	94,135	154,155	192,172
Commercial Charter	133,953	117,783	248,452	208,883
Dry Leasing	25,524	6,223	50,200	9,970
Other	3,691	3,475	6,864	6,757

Total Operating Revenue	$441,169	$403,573	$844,532	$780,909

Direct Contribution:
ACMI	$44,128	$55,063	$89,326	$95,007
AMC Charter	15,620	12,658	25,088	25,395
Commercial Charter	(6,056)	(2,480)	(18,301)	(11,164)
Dry Leasing	8,738	2,437	16,909	3,613

Total Direct Contribution	62,430	67,678	113,022	112,851

Add back (subtract):
Unallocated income and expenses, net	(41,136)	(36,127)	(77,135)	(71,140)
Loss on early extinguishment of debt	—	(994)	—	(994)
Special charge	(1,449)	—	(9,477)	—
Loss (gain) on disposal of aircraft	(14,679)	399	(14,679)	422

Income before Income Taxes	5,166	30,956	11,731	41,139

Add back (subtract):
Interest income	(4,719)	(4,978)	(9,446)	(10,154)
Interest expense	26,365	20,677	52,817	39,117
Capitalized interest	(67)	(292)	(379)	(1,694)
Loss on early extinguishment of debt	—	994	—	994
Other expense (income), net	(88)	1,104	64	1,656

Operating Income	$26,657	$48,461	$54,787	$71,058

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

The Company, Old Polar and a number of other cargo carriers have also been named as defendants in civil class action suits in the provinces of British Columbia, Ontario and Quebec, Canada that are substantially similar to the class action suits in the United States. The plaintiffs in the British Columbia case have indicated they do not intend to pursue their lawsuit against the Company and Old Polar. A court hearing on whether to certify the case as a class action is expected to be held later this year.

If the Company or Old Polar were to incur an unfavorable outcome in connection with one or more of the matters described above, such outcome is not expected to materially affect our business, financial condition, results of operations, and/or cash flows.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $8.9 million in aggregate based on June 30, 2014 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $6.2 million as of June 30, 2014 and $5.7 million as of December 31, 2013, and are included in Deposits and other assets.

We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Trademark Matters

Since 2005, we have been involved in ongoing litigation in courts in Germany and the Netherlands, and before the European Union’s Office for Harmonization in the Internal Market, which handles European Union trademark matters, against Atlas Transport, an unrelated and unaffiliated entity, over the use of the name “Atlas”. On May 12, 2014, the parties executed a settlement agreement providing for dismissal of all pending actions and confirming our right to continue to use the “Atlas” trademark without interference. The ultimate disposition of these claims, either individually or in the aggregate, did not materially affect our financial condition, results of operations or cash flows.

Other

We have certain other contingencies incident to the ordinary course of business. Management believes that the ultimate disposition of such other contingencies is not expected to materially affect our financial condition, results of operations or cash flows.

11. Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for the three and six months ended June 30, 2014 and 2013 were de minimis and excluded.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Net Income Attributable to Common Stockholders	$29,593	$20,060	$37,537	$40,138
Denominator:
Basic EPS weighted average shares outstanding	25,241	25,691	25,169	26,009
Effect of dilutive stock options and restricted stock	38	25	46	67

Diluted EPS weighted average shares outstanding	25,279	25,716	25,215	26,076

EPS:
Basic	$1.17	$0.78	$1.49	$1.54

Diluted	$1.17	$0.78	$1.49	$1.54

Diluted shares reflect the potential dilution that could occur from stock options and restricted share units using the treasury stock method. The calculation does not include restricted share units in which performance or market conditions were not satisfied of 0.4 million and 0.5 million for the three and six months ended June 30, 2014, respectively and 0.4 million and 0.5 million for the three and six months ended June 30, 2013, respectively.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2013	$(11,375)	$698	$(10,677)
Net change in fair value	(251)	—	(251)
Reclassification into earnings	1,372	—	1,372
Translation adjustment	—	171	171
Tax effect	(506)	—	(506)

Balance as of June 30, 2014	$(10,760)	$869	$(9,891)

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2012	$(14,618)	$355	$(14,263)
Reclassification into earnings	1,537	—	1,537
Translation adjustment	—	(167)	(167)
Tax effect	(558)	—	(558)

Balance as of June 30, 2013	$(13,639)	$188	$(13,451)

Interest Rate Derivatives

In December 2013, we entered into six forward-starting interest rate swaps with a total notional value of $432.5 million to hedge the risk of changes in quarterly interest payments due to fluctuations in the forward 90-day LIBOR swap rate for debt issuances. The debt issuances were related to the financing of three Boeing 777-200LRF aircraft that we purchased in January 2014 (see Note 6).

In January 2014, we terminated all six of the forward-starting interest rate swaps in connection with the debt issuances, which converted a previously unrealized gain of $1.1 million into a realized gain in Accumulated other comprehensive income (loss). There was no ineffectiveness associated with these hedges upon their termination.

As of June 30, 2014, there was $17.3 million of net unamortized realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and the three 777-200LRF financings in 2014. The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt. Net realized losses reclassified into earnings were $0.7 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively. Net realized losses reclassified into earnings were $1.4 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively. Net realized losses expected to be reclassified into earnings within the next 12 months are $2.6 million as of June 30, 2014.

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

Our primary service offerings include the following:

•	ACMI, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and Yield risk. The customer is responsible for fuel, landing fees, navigation fees and most other operational fees and costs;

•	CMI, which is part of our ACMI business segment, whereby we provide outsourced cargo and passenger aircraft operating solutions including the provision of crew, maintenance and insurance, while customers provide the aircraft and assume fuel, demand and Yield risk. The customer is responsible for fuel, landing fees, navigation fees and most other operational fees and costs;

•	AMC Charter, whereby we provide cargo and passenger aircraft charter services for the AMC. The AMC pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs;

•	Commercial Charter, whereby we provide cargo and passenger aircraft charters to customers, including brokers, sports teams and fans, cruise-ship operators, freight forwarders, direct shippers and airlines. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs; and

•	Dry Leasing, whereby we provide cargo and passenger aircraft and engine leasing solutions. The customer operates, and is responsible for insuring and maintaining, the flight equipment.

We look to achieve our growth plans to enhance stakeholder value by:

•	Delivering superior service quality to our valued customers;

•	Aggressively managing our fleet with a focus on leading-edge aircraft;

•	Focusing on securing long-term customer contracts;

•	Driving significant and ongoing productivity improvements; and

•	Selectively pursuing and evaluating future acquisitions and alliances.

See “Business Overview” and “Business Strategy” in our 2013 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first half of 2014, compared to 2013, were impacted by the following events:

•	In January and February 2013, we began CMI flying two new 767-300ERF aircraft owned by DHL.

•	In April 2013, we began ACMI flying a 747-400F aircraft for Chapman Freeborn Airchartering Ltd. (“Chapman Freeborn”), which was the first dedicated 747-400F aircraft in its network.

•	In May 2013, we took delivery of a 747-8F aircraft that we placed into ACMI service with Etihad Airways (“Etihad”), which was the first 747-8F aircraft in its global network.

•	In July 2013, we began CMI flying a VIP-configured 767-200 passenger aircraft owned by MLW Air, LLC. (“MLW Air”). MLW Air’s 767-200 is the only all-first class 767 commercial charter aircraft with worldwide operations registered with the U.S. Federal Aviation Administration.

•	In September 2013, we began ACMI flying a 747-400F for Astral Aviation Limited (“Astral Aviation”), which was the first 747-400F aircraft in its global network.

•	In February 2014, we began ACMI flying a 747-8F aircraft with BST Logistics (Hong Kong) Company Limited (“BST Logistics”), a business partner of Navitrans International Freight Forwarding Co., Ltd. Service, which was the first 747-8F aircraft in its network.

•	In April and early May 2014, British Airways returned three 747-8F aircraft that we had been ACMI flying in its network.

•	In May 2014, two of the 747-8F aircraft returned from British Airways were placed into ACMI service for DHL, replacing two 747-400F aircraft. One of those 747-400F aircraft was subsequently returned to ACMI service for DHL in June 2014.

AMC Charter Cargo Block Hours have been negatively impacted by reduced demand from the AMC during the first half of 2014. This was partially offset by incremental flying as former competitors exited the AMC Charter market.

Commercial Charter Block Hours increased during the first half of 2014, reflecting stronger demand and our redeployment of 747-8F and 747-400 aircraft from ACMI during remarketing periods.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the three months ended June 30:

	2014	2013	Increase / (Decrease)	Percent Change
Block Hours
ACMI	27,652	28,372	(720)	(2.5)%
AMC Charter:
Cargo	1,167	1,891	(724)	(38.3)%
Passenger	3,165	2,675	490	18.3%
Commercial Charter	6,727	6,331	396	6.3%
Other	299	245	54	22.0%

Total Block Hours	39,010	39,514	(504)	(1.3)%

Revenue Per Block Hour
ACMI	$6,752	$6,413	$339	5.3%
AMC Charter	$21,071	$20,617	$455	2.2%
Cargo	$23,043	$22,615	$428	1.9%
Passenger	$20,344	$19,204	$1,140	5.9%
Commercial Charter	$19,913	$18,604	$1,309	7.0%
Fuel
AMC
Average fuel cost per gallon	$3.35	$3.63	$(0.28)	(7.7)%
Fuel gallons consumed (000s)	10,470	11,105	(635)	(5.7)%
Commercial Charter
Average fuel cost per gallon	$3.11	$3.03	$0.08	2.6%
Fuel gallons consumed (000s)	22,090	20,628	1,462	7.1%

Segment Operating Fleet (average aircraft equivalents during the period)

	2014	2013	Increase / (Decrease)
ACMI*
747-8F Cargo	8.3	8.2	0.1
747-400 Cargo	11.7	11.4	0.3
747-400 Dreamlifter	3.3	1.6	1.7
767-300 Cargo	2.0	2.0	—
767-200 Cargo	5.0	5.0	—
747-400 Passenger	1.0	1.0	—
767-200 Passenger	1.0	—	1.0

Total	32.3	29.2	3.1
AMC Charter
747-400 Cargo	1.5	2.8	(1.3)
747-400 Passenger	1.8	1.8	—
767-300 Passenger	2.7	2.8	(0.1)

Total	6.0	7.4	(1.4)

	2014	2013	Increase / (Decrease)
Commercial Charter
747-8F Cargo	0.6	0.3	0.3
747-400 Cargo	7.7	8.6	(0.9)
747-400 Passenger	0.2	0.2	—
767-300 Passenger	0.2	0.2	—

Total	8.7	9.3	(0.6)
Dry Leasing
777-200 Cargo	6.0	1.0	5.0
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	2.0	2.0	—

Total	10.0	5.0	5.0

Total Operating Aircraft	57.0	50.9	6.1

Out-of-service**	1.0	1.0	—

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service aircraft are completely unencumbered.

Operating Revenue

The following table compares our Operating Revenue for the three months ended June 30 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$186,720	$181,957	$4,763	2.6%
AMC Charter	91,281	94,135	(2,854)	(3.0)%
Commercial Charter	133,953	117,783	16,170	13.7%
Dry Leasing	25,524	6,223	19,301	NM
Other	3,691	3,475	216	6.2%

Total Operating Revenue	$441,169	$403,573	$37,596	9.3%

NM represents year-over-year percentage changes that are not meaningful.

ACMI revenue increased $4.8 million, or 2.6%, primarily due to higher 747-8F revenue and increased CMI flying. ACMI Revenue per Block Hour was $6,752 for the second quarter of 2014, compared to $6,413 in 2013, an increase of $339 per Block Hour, or 5.3%. The increase in Revenue per Block Hour was primarily driven by the impact of higher revenue on 747-8F aircraft, partially offset by lower rates on certain CMI flying. ACMI Block Hours were 27,652 for the second quarter of 2014, compared to 28,372 in 2013, a decrease of 720 Block Hours, or 2.5%. Block Hours were impacted by the return of three 747-8F aircraft from British Airways in April and early May of 2014, partially offset by the placement of two additional 747-8F aircraft with DHL in May 2014, the start-up of ACMI 747-8F flying for BST Logistics in February 2014 and Etihad in May 2013, and the start-up of ACMI 747-400 flying for Astral Aviation in September 2013. Block Hours were also impacted by an increase in CMI flying for Boeing and the start-up of CMI 767-200 passenger aircraft flying for MLW Air during the third quarter of 2013.

AMC Charter revenue decreased $2.9 million, or 3.0%, primarily driven by a reduction in AMC Charter Cargo Block Hours partially offset by higher AMC Passenger Block Hours and an increase in Revenue per Block Hour. AMC Charter Block Hours were 4,332 for the second quarter of 2014 compared to 4,566 in 2013, a decrease of 234 Block Hours, or 5.1%. The decrease in AMC Charter Block Hours was driven by reduced cargo demand from the AMC, partially offset by incremental passenger flying as demand increased and former competitors exited the AMC Charter market. AMC Charter Revenue per Block Hour was $21,071 for the second quarter of 2014, compared to $20,617 in 2013, an increase of $455 per Block Hour, or 2.2%, primarily due to an increase in the volume of passenger flying on higher-yielding 747-400 aircraft during the second quarter of 2014 compared to 2013, partially offset by a decrease in the average “pegged” fuel price. For the second quarter of 2014, the AMC average “pegged” fuel price was $3.35 per gallon compared to $3.63 in 2013. The “pegged” fuel price is set by the AMC and the impact to revenue from changes in the “pegged” fuel price is generally offset by a corresponding impact to fuel expense.

Commercial Charter revenue increased $16.2 million, or 13.7%, primarily due to an increase in both Revenue per Block Hour and Block Hours. Revenue per Block Hour was $19,913 in the second quarter of 2014, compared to $18,604 in 2013, an increase of $1,309 per Block Hour, or 7.0%. This increase reflects the impact of incremental cargo revenue on subcontracted Commercial Charter flights with no associated Block Hours. Commercial Charter Block Hours were 6,727 in the second quarter of 2014, compared to 6,331 in 2013, representing an increase of 396 Block Hours, or 6.3%. The increase in Block Hours was primarily due to increased demand during the second quarter of 2014.

Dry Leasing revenue increased $19.3 million primarily due to the acquisition of three 777-200LRF aircraft in early January 2014 and two 777-200LRF aircraft in July 2013 that are being leased to customers on a long-term basis.

Operating Expenses

The following table compares our Operating Expenses for the three months ended June 30 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$103,842	$102,743	$1,099	1.1%
Salaries, wages and benefits	77,948	72,518	5,430	7.5%
Maintenance, materials and repairs	50,386	43,477	6,909	15.9%
Aircraft rent	34,826	39,854	(5,028)	(12.6)%
Depreciation and amortization	30,381	20,371	10,010	49.1%
Navigation fees, landing fees and other rent	30,906	18,744	12,162	64.9%
Passenger and ground handling services	21,859	17,300	4,559	26.4%
Travel	18,774	13,771	5,003	36.3%
Special charge	1,449	—	1,449	NM
Loss (gain) on disposal of aircraft	14,679	(399)	(15,078)	NM
Other	29,462	26,733	2,729	10.2%

Total Operating Expenses	$414,512	$355,112

Aircraft fuel increased $1.1 million, or 1.1%, primarily due to increases in Commercial Charter fuel consumption and price, partially offset by reduced AMC Charter fuel consumption and price. Commercial Charter fuel consumption increased by 1.5 million gallons, or 7.1%, primarily driven by the increase in Block Hours operated. The average fuel price per gallon for the Commercial Charter business was $3.11 for the second quarter of 2014, compared to $3.03 in 2013, an increase of 2.6%. AMC Charter fuel consumption decreased by 0.6 million gallons, or 5.7%, primarily reflecting the decrease in Block Hours operated. The average fuel price per gallon for the AMC Charter business was $3.35 in the second quarter of 2014, compared to $3.63 in 2013, a decrease of 7.7%. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $5.4 million, or 7.5%, primarily driven by an increase in ground staff costs due to key initiatives.

Maintenance, materials and repairs increased $6.9 million, or 15.9%, primarily driven by an increase of $6.0 million for 747-8F and 747-400 aircraft. Heavy Maintenance expense on 747-8F aircraft increased due to the number of C Checks and other maintenance activities, and was offset by lower heavy maintenance on 747-400 aircraft due to a reduction in the number of engine overhauls, resulting from our engine acquisition program, and D Checks in 2014. Non-heavy Maintenance expense on 747-400 aircraft increased $2.6 million primarily due to the timing of maintenance activities. Line Maintenance expense on 747-400 aircraft and 747-8F aircraft increased $3.6 million primarily due to a higher number of repairs to rotable parts in 2014. Heavy airframe maintenance events and engine overhauls for the three months ended June 30 were:

Heavy Maintenance Events	2014	2013	Increase / (Decrease)
747-400 C Checks	3	4	(1)
747-8 C Checks	2	—	2
747-400 D Checks	2	1	1
767 C Checks	1	1	—
CF6-80 engine overhauls	2	4	(2)

Aircraft rent decreased $5.0 million, or 12.6%, primarily due to the early termination of operating leases for two 747-400BCFs that we permanently parked in December 2013.

Depreciation and amortization increased $10.0 million, or 49.1%, due to additional aircraft operating in the second quarter of 2014.

Navigation fees, landing fees and other rent increased $12.2 million, or 64.9%, primarily due to an increase in purchased capacity from subcontracting certain Commercial Charter flights. We reclassified purchased capacity from Aircraft rent to Navigation fees, landing fees and other rent and we reclassified previously reported amounts to conform to the current period’s presentation.

Passenger and ground handling services increased $4.6 million, or 26.4%, primarily due to higher rates for ground handling from Commercial Charter flying to higher cost locations.

Travel increased $5.0 million, or 36.3%, primarily due to higher rates and increased travel related to positioning crewmembers for customer schedule and route changes.

Loss on disposal of aircraft in 2014 resulted from the trade-in of used spare engines for new engines as part of our engine acquisition program.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended June 30 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(4,719)	$(4,978)	$(259)	(5.2)%
Interest expense	26,365	20,677	5,688	27.5%
Capitalized interest	(67)	(292)	(225)	(77.1)%
Loss on early extinguishment of debt	—	994	(994)	NM
Other expense (income), net	(88)	1,104	(1,192)	(108.0)%

Interest expense increased $5.7 million, or 27.5%, primarily due to an increase in our average debt balances related to the financing of aircraft purchases in 2013 and early 2014.

Income taxes. Our effective income tax rates were a benefit of 461.0% for the three months ended June 30, 2014 and an expense of 32.3% for the three months ended June 30, 2013. The effective rate for the three months ended June 30, 2014 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $24.0 million related to ETI from offshore leasing of certain of our aircraft and our assertion beginning in 2013, to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S. The effective rate for the three months ended June 30, 2013 differed from the U.S. federal statutory rate primarily due to our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution of our reportable segments (see Note 9 to our Financial Statements for the reconciliation to Operating income) for the three months ended June 30 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$44,128	$55,063	$(10,935)	(19.9)%
AMC Charter	15,620	12,658	2,962	23.4%
Commercial Charter	(6,056)	(2,480)	(3,576)	(144.2)%
Dry Leasing	8,738	2,437	6,301	258.6%

Total Direct Contribution	$62,430	$67,678	$(5,248)	(7.8)%

Unallocated income and expenses, net	$41,136	$36,127	$5,009	13.9%

ACMI Segment

ACMI Direct Contribution decreased $10.9 million, or 19.9%, primarily due to an increase in maintenance expense, partially offset by higher 747-8F revenue and increased CMI flying during the second quarter of 2014.

AMC Charter Segment

AMC Charter Direct Contribution increased $3.0 million, or 23.4%, primarily due to an increase in the volume of passenger flying on higher-yielding 747-400 aircraft, partially offset by a decrease in cargo flying resulting from lower AMC demand.

Commercial Charter Segment

Commercial Charter Direct Contribution decreased $3.6 million, or 144.2%, primarily due to a decrease in market rates and increases in maintenance and crewmember travel expenses. Partially offsetting these items was stronger demand in this segment. Our Commercial Charter quarterly results are subject to seasonal and other fluctuations, and the Direct Contribution for any quarter is not necessarily indicative of the results that may be expected for the entire year.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $6.3 million, primarily due to the addition of three 777-200LRF aircraft in early January 2014 and two 777-200LRF aircraft in July 2013 that are being leased to customers on a long-term basis.

Unallocated income and expenses, net

Unallocated income and expenses increased $5.0 million, or 13.9%, primarily driven by an increase in ground staff costs due to key initiatives.

Six Months Ended June 30, 2014 and 2013

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the six months ended June 30:

	2014	2013	Increase / (Decrease)	Percent Change
Block Hours
ACMI	55,675	56,461	(786)	(1.4)%
AMC Charter:
Cargo	1,601	3,765	(2,164)	(57.5)%
Passenger	5,699	5,235	464	8.9%
Commercial Charter	12,373	11,050	1,323	12.0%
Other	535	435	100	23.0%

Total Block Hours	75,883	76,946	(1,063)	(1.4)%

Revenue Per Block Hour
ACMI	$6,913	$6,431	$482	7.5%
AMC Charter	$21,117	$21,352	$(235)	(1.1)%
Cargo	$22,608	$22,973	$(365)	(1.6)%
Passenger	$20,698	$20,187	$511	2.5%
Commercial Charter	$20,080	$18,903	$1,177	6.2%
Fuel
AMC
Average fuel cost per gallon	$3.34	$3.63	$(0.29)	(8.0)%
Fuel gallons consumed (000s)	17,303	22,523	(5,220)	(23.2)%
Commercial Charter
Average fuel cost per gallon	$3.15	$3.15	$—	NM
Fuel gallons consumed (000s)	40,556	36,254	4,302	11.9%

	2014	2013	Increase / (Decrease)
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	8.5	7.6	0.9
747-400 Cargo	12.1	12.3	(0.2)
747-400 Dreamlifter	3.2	1.6	1.6
767-300 Cargo	2.0	1.7	0.3
767-200 Cargo	5.0	5.0	—
747-400 Passenger	1.0	1.0	—
767-300 Passenger	—	0.4	(0.4)
767-200 Passenger	1.0	—	1.0

Total	32.8	29.6	3.2
AMC Charter
747-400 Cargo	1.1	2.9	(1.8)
747-400 Passenger	1.8	1.8	—
767-300 Passenger	2.7	2.5	0.2

Total	5.6	7.2	(1.6)
Commercial Charter
747-8F Cargo	0.4	0.1	0.3
747-400 Cargo	7.7	7.9	(0.2)
747-400 Passenger	0.2	0.2	—
767-300 Passenger	0.2	0.1	0.1

Total	8.5	8.3	0.2
Dry Leasing
777-200 Cargo	5.9	0.6	5.3
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	2.0	2.0	—

Total	9.9	4.6	5.3

Total Operating Aircraft	56.8	49.7	7.1

Out-of-service**	1.0	0.7	0.3

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service aircraft are completely unencumbered.

Operating Revenue

The following table compares our Operating Revenue for the six months ended June 30 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$384,861	$363,127	$21,734	6.0%
AMC Charter	154,155	192,172	(38,017)	(19.8)%
Commercial Charter	248,452	208,883	39,569	18.9%
Dry Leasing	50,200	9,970	40,230	NM
Other	6,864	6,757	107	1.6%

Total Operating Revenue	$844,532	$780,909	$63,623	8.1%

ACMI revenue increased $21.7 million, or 6.0%, primarily due to increased 747-8F and CMI flying. ACMI Revenue per Block Hour was $6,913 for the first half of 2014, compared to $6,431 in 2013, an increase of $482 per Block Hour, or 7.5%. The increase in Revenue per Block Hour was primarily driven by the impact of higher rates on an increased number of 747-8F aircraft, partially offset by lower rates on certain CMI flying. ACMI Block Hours were 55,675 for the first half of 2014, compared to 56,461 in 2013, a decrease of 786 Block Hours, or 1.4%. The decrease in Block Hours was primarily driven by the return of three 747-8F aircraft from British Airways in April and early May of 2014, partially offset by the placement of two additional 747-8F aircraft with DHL in May 2014, the start-up of ACMI 747-8F flying for BST Logistics in February 2014 and Etihad in May 2013, and the start-up of ACMI 747-400 flying for Astral Aviation in September 2013 and Chapman Freeborn in April 2013. Block Hours were also impacted by an increase in CMI flying for Boeing and the start-up of CMI 767-200 passenger aircraft flying for MLW Air during the third quarter of 2013.

AMC Charter revenue decreased $38.0 million, or 19.8%, primarily driven by a reduction in both AMC Charter Cargo Block Hours and Revenue per Block Hour, partially offset by an increase in AMC Passenger Block Hours. AMC Charter Block Hours were 7,300 for the first half of 2014 compared to 9,000 in 2013, a decrease of 1,700 Block Hours, or 18.9%. The decrease in AMC Charter Block Hours was driven by reduced cargo demand from the AMC, partially offset by incremental flying as former competitors exited the AMC Charter market. AMC Charter Revenue per Block Hour was $21,117 for the first half of 2014 compared to $21,352 in 2013, a decrease of $235 per Block Hour, or 1.1%, primarily due to a decrease in the average “pegged” fuel price, partially offset by an increase in the volume of passenger flying on higher-yielding 747-400 aircraft. For the first half of 2014, the AMC average “pegged” fuel price was $3.34 per gallon compared to $3.63 in 2013. The “pegged” fuel price is set by the AMC and the impact to revenue from changes in the “pegged” fuel price is generally offset by a corresponding impact to fuel expense.

Commercial Charter revenue increased $39.6 million, or 18.9%, primarily due to an increase in both Block Hours and Revenue per Block Hour. Commercial Charter Block Hours were 12,373 in the first half of 2014, compared to 11,050 in 2013, representing an increase of 1,323 Block Hours, or 12.0%. The increase in Block Hours was primarily due to increased demand during the first half of 2014. Revenue per Block Hour was $20,080 for the first half of 2014, compared to $18,903 in 2013, an increase of $1,177 per Block Hour, or 6.2%. This increase reflects the impact of incremental cargo revenue on subcontracted Commercial Charter flights with no associated Block Hours, partially offset by lower market rates.

Dry Leasing revenue increased $40.2 million, primarily due to the acquisition of three 777-200LRF aircraft in early January 2014, two 777-200LRF aircraft in July 2013 and one 777-200LRF aircraft in March 2013 that are being leased to customers on a long-term basis.

Operating Expenses

The following table compares our Operating Expenses for the six months ended June 30 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$185,586	$196,101	$(10,515)	(5.4)%
Salaries, wages and benefits	150,803	145,049	5,754	4.0%
Maintenance, materials and repairs	109,432	101,846	7,586	7.4%
Aircraft rent	70,236	78,348	(8,112)	(10.4)%
Depreciation and amortization	58,536	38,179	20,357	53.3%
Navigation fees, landing fees and other rent	58,032	34,072	23,960	70.3%
Passenger and ground handling services	41,230	34,370	6,860	20.0%
Travel	36,056	28,950	7,106	24.5%
Loss (gain) on disposal of aircraft	14,679	(422)	(15,101)	NM
Special charge	9,477	—	9,477	NM
Other	55,678	53,358	2,320	4.3%

Total Operating Expenses	$789,745	$709,851

Aircraft fuel decreased $10.5 million, or 5.4%, primarily due to reduced AMC Charter fuel consumption and fuel price, partially offset by increases in Commercial Charter fuel consumption. AMC fuel consumption decreased by 5.2 million gallons, or 23.2%, primarily reflecting the decrease in Block Hours operated. The average fuel price per gallon for the AMC Charter business was $3.34 for the first half of 2014, compared to $3.63 in 2013, a decrease of 8.0%. Commercial Charter fuel consumption increased by 4.3 million gallons, or 11.9%, primarily driven by the increase in Block Hours operated. The average fuel price per gallon for the Commercial Charter business was unchanged. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $5.8 million, or 4.0%, primarily driven by an increase in ground staff costs due to key initiatives.

Maintenance, materials and repairs increased $7.6 million, or 7.4%, primarily driven by an increase of $8.5 million for 747-8F and 747-400 aircraft, partially offset by a decrease of $2.0 million for 767 aircraft. Heavy Maintenance expense on 747-8F increased $4.0 million primarily due to an increase in the number of C Checks in 2014 and other maintenance activities. Heavy maintenance on 747-400 aircraft was unchanged as the increase in the number of 747-400 D Checks were offset by a reduction in the number of engine overhauls, resulting from our engine acquisition program, and C Checks. Heavy Maintenance expense on 767 aircraft decreased approximately $1.9 million primarily due to a decrease in the number of C Checks in 2014. Non-heavy Maintenance expense on 747-400 aircraft increased $1.1 million due to the timing of maintenance activities. Line Maintenance expense on 747-400 aircraft and 747-8F aircraft increased $3.4 million primarily due to more repairs to rotable parts in 2014. Heavy airframe maintenance events and engine overhauls for the six months ended June 30 were:

Heavy Maintenance Events	2014	2013	Increase / (Decrease)
747-400 C Checks	8	10	(2)
747-8 C Checks	2	—	2
747-400 D Checks	5	1	4
767 C Checks	1	3	(2)
CF6-80 engine overhauls	7	11	(4)

Aircraft rent decreased $8.1 million, or 10.4%, primarily due to the early termination of operating leases for two 747-400BCFs that we permanently parked in December 2013.

Depreciation and amortization increased $20.4, or 53.3%, due to additional aircraft operating in the first half of 2014.

Navigation fees, landing fees and other rent increased $24.0 million, or 70.3%, primarily due to an increase in purchased capacity from subcontracting certain Commercial Charter flights. We reclassified purchased capacity from Aircraft rent to Navigation fees, landing fees and other rent and we reclassified previously reported amounts to conform to the current period’s presentation.

Passenger and ground handling services increased $6.9 million, or 20.0%, primarily due to higher rates for ground handling from Commercial Charter flying to higher cost locations.

Travel increased $7.1 million, or 24.5%, primarily due to higher rates and increased travel related to positioning crewmembers for customer schedule and route changes.

Special charge in 2014 represents a $5.2 million reserve related to a GSS receivable for a loan made to its 51% U.K. shareholder, a $3.9 million expense recorded for termination benefits for certain GSS employees and a $0.4 million adjustment to the early termination of operating leases for two 747-400BCF aircraft that we permanently parked in December 2013 (see Note 4 to our Financial Statements).

Loss on disposal of aircraft in 2014 resulted from the trade-in of used spare engines for new engines as part of our engine acquisition program.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the six months ended June 30 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(9,446)	$(10,154)	$(708)	(7.0)%
Interest expense	52,817	39,117	13,700	35.0%
Capitalized interest	(379)	(1,694)	(1,315)	(77.6)%
Loss on early extinguishment of debt	—	994	(994)	NM
Other expense (income), net	64	1,656	(1,592)	NM

Interest expense increased $13.7 million, or 35.0%, primarily due to an increase in our average debt balances related to the financing of aircraft purchases in 2013 and early 2014.

Capitalized interest decreased $1.3 million, or 77.6%, resulting from 747-8F aircraft that entered service in 2013.

Income taxes. Our effective income tax rates were a benefit of 181.4% for the six months ended June 30, 2014 and an expense of 0.2% for the six months ended June 30, 2013. The effective rate for the six months ended June 30, 2014 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $24.0 million related to ETI from offshore leasing of certain of our aircraft, losses associated with GSS for which we have recognized a limited tax benefit and our assertion beginning in 2013, to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S. The effective rate for the six months ended June 30, 2013 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $14.2 million related to ETI from offshore leasing of certain of our aircraft and our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 9 to our Financial Statements for the reconciliation to Operating income) for the six months ended June 30 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$89,326	$95,007	$(5,681)	(6.0)%
AMC Charter	25,088	25,395	(307)	(1.2)%
Commercial Charter	(18,301)	(11,164)	(7,137)	(63.9)%
Dry Leasing	16,909	3,613	13,296	NM

Total Direct Contribution	$113,022	$112,851	$171	0.2%

Unallocated income and expenses, net	$77,135	$71,140	$5,995	8.4%

ACMI Segment

ACMI Direct Contribution decreased $5.7 million, or 6.0%, primarily due to an increase in maintenance expense and lower 747-400 flying by certain ACMI customers, partially offset by higher 747-8F revenue and increased CMI flying in 2014.

AMC Charter Segment

AMC Charter Direct Contribution was relatively unchanged as an increase in the volume of passenger flying on higher-yielding 747-400 aircraft was offset by a decrease in AMC Cargo Block Hours from lower AMC demand.

Commercial Charter Segment

Commercial Charter Direct Contribution decreased $7.1 million, or 63.9%, primarily due to a decrease in market rates and increases in maintenance and crewmember travel expenses. Partially offsetting these items was stronger demand in this segment. Our Commercial Charter quarterly results are subject to seasonal and other fluctuations, and the Direct Contribution for any quarter is not necessarily indicative of the results that may be expected for the entire year.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $13.3 million, primarily due to the addition of three 777-200LRF aircraft in early January 2014, two 777-200LRF aircraft in July 2013, and one 777-200LRF aircraft in March 2013 that are being leased to customers on a long-term basis.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $6.0 million, or 8.4%, primarily driven by an increase in ground staff costs due to key initiatives.

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

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP measures (in thousands, except per share data):

	For the Three Months Ended
	June 30, 2014	June 30, 2013	Percent Change
Net Income Attributable to Common Stockholders	$29,593	$20,060	47.5%
After-tax impact from:
ETI tax benefit	(24,013)	—
Loss (gain) on disposal of aircraft	9,389	(254)
Special charge (a)	658	—
Accrual for legal matters	300	—
Loss on early extinguishment of debt (b)	—	633

Adjusted Net Income Attributable to Common Stockholders	$15,927	$20,439	(22.1%)

Diluted EPS	$1.17	$0.78	50.0%
After-tax impact from:
ETI tax benefit	(0.95)	—
Loss (gain) on disposal of aircraft	0.37	(0.01)
Special charge (a)	0.03	—
Accrual for legal matters	0.01	—
Loss on early extinguishment of debt (b)	—	0.02

Adjusted Diluted EPS	$0.63	$0.79	(20.3%)

	For the Six Months Ended
	June 30, 2014	June 30, 2013	Percent Change
Net Income Attributable to Common Stockholders	$37,537	$40,138	(6.5%)
After-tax impact from:
ETI tax benefit	(24,013)	(14,160)
Loss (gain) on disposal of aircraft	9,389	(269)
Special charge (a)	4,041	—
Accrual for legal matters	300	—
Loss on early extinguishment of debt (b)	—	633

Adjusted Net Income Attributable to Common Stockholders	$27,254	$26,342	3.5%

Diluted EPS	$1.49	$1.54	(3.2%)
After-tax impact from:
ETI tax benefit	(0.95)	(0.54)
Loss (gain) on disposal of aircraft	0.37	(0.01)
Special charge (a)	0.16	—
Accrual for legal matters	0.01	—
Loss on early extinguishment of debt (b)	—	0.02

Adjusted Diluted EPS	$1.08	$1.01	6.9%

a)	Included in Special charge in 2014 were GSS employee termination benefits, a GSS loan reserve and an adjustment to lease termination costs for two 747-400BCFs.
b)	Loss on early extinguishment of debt was related to the financing of 747-8F aircraft.

Liquidity and Capital Resources

Significant liquidity events in the first half of 2014 were as follows:

Debt Transactions

In January 2014, we entered into six separate term loans in the aggregate amount of $432.0 million to finance the purchase of three 777-200LRF aircraft that are Dry Leased to a customer on a long-term basis.

In January 2014, we refinanced a bridge loan with an Ex-Im Bank guaranteed note in the amount of $140.6 million secured by a mortgage on a 747-8F aircraft.

Operating Activities. Net cash provided by operating activities for the first half of 2014 was $107.1 million, compared to $126.6 million for the first half of 2013. The decrease primarily reflects changes in the timing of working capital.

Investing Activities. Net cash used for investing activities was $509.4 million for the first half of 2014, consisting primarily of $494.1 million of purchase deposit and delivery payments for flight equipment, $10.7 million of core capital expenditures, excluding flight equipment, and a $6.7 million increase in restricted cash. Purchase deposit and delivery payments for flight equipment are primarily related to the purchase of three 777-200LRF cargo aircraft. All Capital expenditures for the first half of 2014 were funded through working capital, except for the aircraft financed as discussed above. Net cash used for investing activities was $346.4 million for the first half of 2013, consisting primarily of $342.6 million of purchase deposit and delivery payments for flight equipment, which included $1.7 million of capitalized interest and $19.5 million of capital expenditures, excluding flight equipment, partially offset by $9.1 million of proceeds from insurance.

Financing Activities. Net cash provided by financing activities was $356.9 million for the first half of 2014, which primarily reflected the proceeds from debt issuance of $572.6 million and $8.8 million of maintenance reserves received, partially offset by $201.0 million of payments on debt obligations, $17.1 million of debt issuance costs and $4.4 million of treasury stock purchases. The proceeds from debt issuance and payments of debt obligations reflect the refinancing of the $103.6 million bridge loan with the 2014 Ex-Im Guaranteed Note. Net cash provided by financing activities was $165.8 million for the first half of 2013, which primarily reflected the proceeds from debt issuance of $510.8 million, a $13.5 million refund from an accelerated share repurchase and $1.5 million of maintenance reserves received, partially offset by $244.6 million of payments on debt obligations, $73.3 million related to the purchase of treasury stock and $29.5 million related to prepayments under accelerated share repurchase transactions. We reclassified maintenance reserves received from operating activities to financing activities and reclassified previously reported amounts to conform to the current period’s presentation.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations and to fund any other capital outflows during the remainder of 2014. Core capital expenditures for the remainder of 2014 are expected to be approximately $35.2 million, which excludes flight equipment and capitalized interest.

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

We do not expect to pay any significant U.S. federal income tax until 2018 or later. Our business operations are subject to income tax in several foreign jurisdictions. We do not expect to pay cash income taxes in any foreign jurisdiction for at least several years. We currently do not intend to repatriate cash from certain foreign subsidiaries that is indefinitely reinvested outside the U.S. Any repatriation of cash from these subsidiaries or certain changes in U.S. tax laws could result in additional tax expense.

Contractual Obligations and Debt Agreements

See Note 6 to our Financial Statements for a description of our new debt obligations: the 2014 Term Loans and the 2014 Ex-Im Guaranteed Note. See our 2013 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2013 and a description of our debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended June 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended June 30, 2014, the information required in response to this Item is set forth in Note 10 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

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

Atlas Air Worldwide Holdings, Inc.

Dated: July 31, 2014	/s/ William J. Flynn
William J. Flynn President and Chief Executive Officer

Dated: July 31, 2014	/s/ Spencer Schwartz
Spencer Schwartz Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (v) Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2014 and 2013 and (vi) Notes to Unaudited Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.