Form 10-Q
period 2014-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2014-11-06
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 24,805,297 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$262,224	$321,816
Short-term investments	11,931	10,904
Restricted cash	13,563	6,491
Accounts receivable, net of allowance of $1,748 and $1,402, respectively	167,845	132,159
Prepaid maintenance	11,389	31,620
Deferred taxes	29,203	54,001
Prepaid expenses and other current assets	26,835	36,962

Total current assets	522,990	593,953
Property and Equipment
Flight equipment	3,485,877	2,969,379
Ground equipment	50,305	46,951
Less: accumulated depreciation	(328,953)	(256,685)
Purchase deposits for flight equipment	5,947	69,320

Property and equipment, net	3,213,176	2,828,965
Other Assets
Long-term investments and accrued interest	126,002	130,267
Deposits and other assets	136,438	131,216
Intangible assets, net	69,676	33,858

Total Assets	$4,068,282	$3,718,259

Liabilities and Equity
Current Liabilities
Accounts payable	$39,234	$65,367
Accrued liabilities	229,072	194,292
Current portion of long-term debt	191,487	157,486

Total current liabilities	459,793	417,145
Other Liabilities
Long-term debt	1,829,148	1,539,139
Deferred taxes	340,444	371,655
Other liabilities	66,822	68,195

Total other liabilities	2,236,414	1,978,989
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 28,556,909 and 28,200,213 shares issued, 24,804,020 and 25,038,629, shares outstanding (net of treasury stock), as of September 30, 2014 and December 31, 2013, respectively	286	282
Additional paid-in-capital	569,230	561,481
Treasury stock, at cost; 3,752,889 and 3,161,584 shares, respectively	(145,305)	(125,826)
Accumulated other comprehensive loss	(9,762)	(10,677)
Retained earnings	957,626	892,513

Total stockholders’ equity	1,372,075	1,317,773
Noncontrolling interest	—	4,352

Total equity	1,372,075	1,322,125

Total Liabilities and Equity	$4,068,282	$3,718,259

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Operating Revenue
ACMI	$184,068	$189,583	$568,929	$552,710
AMC charter	109,780	95,668	263,935	287,840
Commercial charter	143,075	104,605	391,527	313,488
Dry leasing	25,411	11,874	75,611	21,844
Other	3,467	3,660	10,331	10,417

Total Operating Revenue	465,801	405,390	1,310,333	1,186,299

Operating Expenses
Aircraft fuel	115,690	93,434	301,276	289,535
Salaries, wages and benefits	78,834	74,167	229,637	219,216
Maintenance, materials and repairs	35,084	31,306	144,516	133,152
Aircraft rent	34,183	40,405	104,419	118,753
Navigation fees, landing fees and other rent	35,336	24,481	93,368	58,851
Depreciation and amortization	29,865	23,661	88,401	61,840
Passenger and ground handling services	24,876	18,037	66,106	52,109
Travel	21,642	14,535	57,698	43,485
Loss on disposal of aircraft	—	501	14,679	79
Special charge	90	—	9,567	—
Other	29,212	27,157	84,890	80,515

Total Operating Expenses	404,812	347,684	1,194,557	1,057,535

Operating Income	60,989	57,706	115,776	128,764

Non-operating Expenses (Income)
Interest income	(4,588)	(4,849)	(14,034)	(15,003)
Interest expense	25,960	22,594	78,777	61,711
Capitalized interest	(44)	(291)	(423)	(1,985)
Loss on early extinguishment of debt	—	4,524	—	5,518
Other expense (income), net	767	(241)	831	1,415

Total Non-operating Expenses (Income)	22,095	21,737	65,151	51,656

Income before income taxes	38,894	35,969	50,625	77,108
Income tax expense (benefit)	11,318	11,247	(9,958)	11,320

Net Income	27,576	24,722	60,583	65,788
Less: Net income (loss) attributable to noncontrolling interest	—	981	(4,530)	1,909

Net Income Attributable to Common Stockholders	$27,576	$23,741	$65,113	$63,879

Earnings per share:
Basic	$1.10	$0.94	$2.59	$2.48

Diluted	$1.10	$0.94	$2.59	$2.48

Weighted average shares:
Basic	24,983	25,124	25,106	25,710

Diluted	25,064	25,212	25,164	25,784

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Income	$27,576	$24,722	$60,583	$65,788
Other comprehensive income (loss):
Interest rate derivatives:
Net change in fair value	—	—	(251)	—
Reclassification into earnings	677	764	2,049	2,301
Income tax expense	(259)	(277)	(764)	(835)
Foreign currency translation:
Translation adjustment	(290)	356	59	14

Other comprehensive income	128	843	1,093	1,480

Comprehensive Income	27,704	25,565	61,676	67,268
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	1,163	(4,352)	1,916

Comprehensive Income Attributable to Common Stockholders	$27,704	$24,402	$66,028	$65,352

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Operating Activities:
Net Income Attributable to Common Stockholders	$65,113	$63,879
Net income (loss) attributable to noncontrolling interests	(4,530)	1,909

Net Income	60,583	65,788
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	101,493	73,324
Accretion of debt securities discount	(6,022)	(6,758)
Provision for allowance for doubtful accounts	420	217
Special charge, net of cash payments	6,484	—
Loss on early extinguishment of debt	—	5,518
Loss (gain) on disposal of aircraft	14,679	79
Deferred taxes	(10,282)	10,511
Stock-based compensation expense	9,769	12,176
Changes in:
Accounts receivable	(27,147)	6,818
Prepaid expenses and other current assets	36,931	12,494
Deposits and other assets	(5,978)	2,834
Accounts payable and accrued liabilities	(12,402)	22,092

Net cash provided by operating activities	168,528	205,093
Investing Activities:
Capital expenditures	(17,509)	(24,860)
Purchase deposits and delivery payments for flight equipment	(502,782)	(561,979)
Changes in restricted cash	(7,072)	(5,886)
Proceeds from short-term investments	2,886	4,672
Proceeds from insurance	—	9,109
Proceeds from disposal of aircraft	—	4,250

Net cash used for investing activities	(524,477)	(574,694)
Financing Activities:
Proceeds from debt issuance	572,552	709,484
Maintenance reserves received	12,950	2,195
Refund of accelerated share repurchase	—	21,886
Prepayment of accelerated share repurchase	—	(21,886)
Purchase of treasury stock	(19,479)	(80,946)
Excess tax benefit from stock-based compensation expense	—	850
Payment of debt issuance costs	(17,117)	(19,682)
Payments of debt	(252,549)	(371,096)

Net cash provided by financing activities	296,357	240,805
Net decrease in cash and cash equivalents	(59,592)	(128,796)
Cash and cash equivalents at the beginning of period	321,816	409,763

Cash and cash equivalents at the end of period	$262,224	$280,967

Non-cash Investing and Financing Activities:
Acquisition of flight equipment and assumed debt	$—	$90,498

Acquisition of flight and ground equipment included in Accounts payable and accrued liabilities	$29,087	$—

Disposition of aircraft included in Accounts receivable	$5,072	$—

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$277	$(44,850)	$544,421	$(14,263)	$798,676	$1,284,261	$3,843	$1,288,104
Net Income (loss)	—	—	—	—	63,879	63,879	1,909	65,788
Other comprehensive income (loss)	—	—	—	1,473	—	1,473	7	1,480
Stock option and restricted stock compensation	—	—	12,176	—	—	12,176	—	12,176
Purchase of 1,931,441 shares of treasury stock	—	(80,946)	—	—	—	(80,946)	—	(80,946)
Issuance of 525,540 shares of restricted stock	5	—	(5)	—	—	—	—	—
Prepayment of accelerated share repurchase	—	—	(21,886)	—	—	(21,886)	—	(21,886)
Refund of accelerated share repurchase	—	—	21,886	—	—	21,886	—	21,886
Reversal of prior year deferred tax	—	—	14	—	—	14	—	14
Tax benefit on restricted stock and stock options	—	—	472	—	—	472	—	472

Balance at September 30, 2013	$282	$(125,796)	$557,078	$(12,790)	$862,555	$1,281,329	$5,759	$1,287,088

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$282	$(125,826)	$561,481	$(10,677)	$892,513	$1,317,773	$4,352	$1,322,125
Net Income (loss)	—	—	—	—	65,113	65,113	(4,530)	60,583
Other comprehensive income (loss)	—	—	—	915	—	915	178	1,093
Stock-based compensation	—	—	9,769	—	—	9,769	—	9,769
Purchase of 591,305 shares of treasury stock	—	(19,479)	—	—	—	(19,479)	—	(19,479)
Issuance of 356,696 shares of restricted stock	4	—	(4)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	(2,016)	—	—	(2,016)	—	(2,016)

Balance at September 30, 2014	$286	$(145,305)	$569,230	$(9,762)	$957,626	$1,372,075	$—	$1,372,075

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2013, which includes additional disclosures and a summary of our significant accounting policies. The December 31, 2013 balance sheet data was derived from that Annual Report. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013, comprehensive income for the three and nine months ended September 30, 2014 and 2013, cash flows for the nine months ended September 30, 2014 and 2013, and shareholders’ equity as of and for the nine months ended September 30, 2014 and 2013.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue and Expenses:
ACMI segment revenue from Polar	$79,098	$70,821	$222,937	$212,873
Other revenue from Polar	$2,845	$2,842	$8,529	$8,538
Ground handling and airport fees paid to Polar	$537	$258	$1,309	$908

	September 30, 2014	December 31, 2013
Accounts receivable/payable as of:
Receivables from Polar	$5,556	$4,249
Payables to Polar	$539	$3,464

	September 30, 2014	December 31, 2013
Aggregate Carrying Value of Polar Investment as of:
	$4,870	$4,870

GATS

We hold a 50% interest in Global Aviation Technical Solutions Co. Ltd. (“GATS”), a joint venture with an unrelated third party. The purpose of the joint venture is to purchase rotable parts and provide repair services for those parts, primarily for 747-8F aircraft. The joint venture is a variable interest entity and we have not consolidated GATS because we are not the primary beneficiary as we do not exercise financial control. As of September 30, 2014 and December 31, 2013, our investment in GATS was $14.1 million and $13.2 million, respectively, and our maximum exposure to losses from the entity is limited to our investment, which is comprised primarily of rotable parts. GATS does not have any third-party debt obligations.

4. Special Charge

We hold a 49% interest in GSS, a private company. GSS is a variable interest entity and we are the primary beneficiary for financial reporting purposes. Atlas previously dry leased three 747-8F owned aircraft to GSS. The leases provided for payment of rent and a provision for maintenance costs associated with the aircraft. GSS provided ACMI services to British Airways Plc (“British Airways”) using these three aircraft. In January 2014, British Airways notified us that they would be returning the three 747-8F aircraft in April 2014. As a result, we recognized $0.2 million and $4.1 million of employee termination benefits and professional fees during the three and nine months ended September 30, 2014, respectively, after management determined that such costs were probable and estimable. Substantially all cash payments related to employee termination benefits and professional fees are expected to be paid by the end of 2014. In addition, we recognized a reserve of $4.9 million related to a loan from GSS to its 51% U.K. shareholder during the nine months ended September 30, 2014.

In 2013, we recognized a Special charge related to a reduction in capacity from the early termination of operating leases for two 747-400BCF aircraft that we parked in December 2013. Substantially all cash payments related to the lease termination costs are expected to be paid by 2015.

A summary of the Special charge liabilities is as follows:

	Lease Termination Costs	GSS Employee Termination Benefits	Other	Total
Liability as of December 31, 2013	$12,773	$—	$—	$12,773
Special charge items, net	494	3,818	238	4,550
Cash payments	(9,237)	(2,758)	(238)	(12,233)

Liability as of September 30, 2014	$4,030	$1,060	$—	$5,090

5. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2014	December 31, 2013
Customer maintenance reserves	$60,719	$17,274
Salaries, wages and benefits	34,403	36,450
Maintenance	33,315	26,539
Aircraft fuel	21,883	14,905
Deferred revenue	13,212	26,279
Other	65,540	72,845

Accrued liabilities	$229,072	$194,292

Customer maintenance reserves are amounts received under our Dry Leases that are subject to reimbursement to the lessee upon the completion of qualifying maintenance work on the specific Dry Leased aircraft.

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

		$432.0

7. Income Taxes

Our effective income tax rates were an expense of 29.1% and a benefit of 19.7% for the three and nine months ended September 30, 2014, respectively. Our effective income tax rates were an expense of 31.3% and 14.7% for the three and nine months ended 2013, respectively. The effective rate for the nine months ended September 30, 2014 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $24.0 million, net of reserves, related to extraterritorial income (“ETI”) from offshore leasing of certain of our aircraft as well as losses associated with GSS for which we have recognized a valuation allowance due to the uncertainty regarding whether the benefit for those losses will be realized. The effective rate for the nine months ended September 30, 2013 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $14.2 million, net of reserves, related to ETI from offshore leasing of certain of our aircraft. The effective rates in all periods also differed from the U.S. federal statutory rate due to the income tax impact of foreign operations taxed at different rates, our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S., U.S. state income taxes, the nondeductibility of certain expenses for tax purposes, adjustments to our liability for uncertain tax positions, and the relationship of these items to our projected operating results for the year. For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

As a result of current and expected future growth in our Dry Leasing business, we determined that the net earnings of certain foreign subsidiaries engaged in this business will be indefinitely reinvested outside of the U.S. As of September 30, 2014, our undistributed net earnings of foreign subsidiaries for which deferred taxes have not been provided were $33.7 million, and the unrecognized deferred tax liability associated with these earnings was $11.8 million.

We continue to evaluate our eligibility to claim ETI tax benefits and may recognize additional benefits in future periods. Currently, we are unable to reasonably estimate these benefits.

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

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	September 30, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$262,224	$262,224	$262,224	$—	$—
Short-term investments	11,931	11,931	—	—	11,931
Restricted cash	13,563	13,563	13,563	—	—
Long-term investments and accrued interest	126,002	162,828	—	—	162,828

	$413,720	$450,546	$275,787	$—	$174,759

Liabilities
Term loans	$975,140	$987,939	$—	$—	$987,939
Ex-Im Bank guaranteed notes	822,886	799,792	—	—	799,792
EETCs	222,609	284,983	—	—	284,983

	$2,020,635	$2,072,714	$—	$—	$2,072,714

	December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$321,816	$321,816	$321,816	$—	$—
Short-term investments	10,904	10,904	—	—	10,904
Restricted cash	6,491	6,491	6,491	—	—
Interest rate derivatives	9,182	9,182	—	9,182	—
Long-term investments and accrued interest	130,267	174,795	—	—	174,795

	$478,660	$523,188	$328,307	$9,182	$185,699

Liabilities
Interest rate derivatives	$7,796	$7,796	$—	$7,796	$—
Term loans	702,668	701,421	—	—	701,421
Ex-Im Bank guaranteed notes	739,741	718,703	—	—	718,703
EETCs	254,216	329,973	—	—	329,973

	$1,704,421	$1,757,893	$—	$7,796	$1,750,097

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments by contractual maturity as of:

	September 30, 2014			December 31, 2013
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value
Debt securities
Due after one but within five years	$34,326	$15,842	$50,168	$—	$—	$—
Due after five but within ten years	91,676	20,984	112,660	130,267	44,528	174,795

Total	$126,002	$36,826	$162,828	$130,267	$44,528	$174,795

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Operating Revenue:
ACMI	$184,068	$189,583	$568,929	$552,710
AMC Charter	109,780	95,668	263,935	287,840
Commercial Charter	143,075	104,605	391,527	313,488
Dry Leasing	25,411	11,874	75,611	21,844
Other	3,467	3,660	10,331	10,417

Total Operating Revenue	$465,801	$405,390	$1,310,333	$1,186,299

Direct Contribution:
ACMI	$54,228	$62,587	$143,554	$157,594
AMC Charter	17,603	14,749	42,691	40,144
Commercial Charter	571	(3,859)	(17,731)	(15,023)
Dry Leasing	8,721	4,681	25,630	8,294

Total Direct Contribution	81,123	78,158	194,144	191,009

Add back (subtract):
Unallocated income and expenses, net	(42,139)	(37,164)	(119,273)	(108,304)
Loss on early extinguishment of debt	—	(4,524)	—	(5,518)
Special charge	(90)	—	(9,567)	—
Loss on disposal of aircraft	—	(501)	(14,679)	(79)

Income before Income Taxes	38,894	35,969	50,625	77,108

Add back (subtract):
Interest income	(4,588)	(4,849)	(14,034)	(15,003)
Interest expense	25,960	22,594	78,777	61,711
Capitalized interest	(44)	(291)	(423)	(1,985)
Loss on early extinguishment of debt	—	4,524	—	5,518
Other expense (income), net	767	(241)	831	1,415

Operating Income	$60,989	$57,706	$115,776	$128,764

We are exposed to a concentration of revenue to the AMC and Polar (see Note 3 for further discussion regarding Polar). No other customer accounted for 10% of our Total Operating Revenue. We have not experienced any credit issues with either of these customers.

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

The court in the antitrust class actions has heard and decided a number of procedural motions. Among those was the plaintiffs’ motion to join Polar Air Cargo Worldwide, Inc. as an additional defendant, which the court granted on April 13, 2011. There was substantial pretrial written discovery and document production, and a number of depositions were taken. A court hearing on whether or not to certify the case as a class action was held in October 2013 and oral arguments were held in November 2013. On October 15, 2014, the court magistrate issued a decision recommending that the court enter an order certifying the class for adjudicating the claims. We plan to oppose that recommendation. We are unable to reasonably predict the court’s ruling or the ultimate outcome of the litigation.

The Company, Old Polar and a number of other cargo carriers also were named as defendants in civil class action suits in the provinces of British Columbia, Ontario and Quebec, Canada that are substantially similar to the class action suits in the United States. On August 1, 2014, the Canadian plaintiffs and Old Polar executed a settlement agreement in which Old Polar agreed, without admitting violations of law, to pay an immaterial amount in return for the release of all claims. The settlement agreement is subject to court approval.

If the Company or Old Polar were to incur an unfavorable outcome in connection with one or more of the matters described above, such outcome is not expected to materially affect our business, financial condition, results of operations or cash flows.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $8.0 million in aggregate based on September 30, 2014 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $5.8 million as of September 30, 2014 and $5.7 million as of December 31, 2013, and are included in Deposits and other assets.

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

In 2008, we established a stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. In November 2013, we announced an increase of $51.0 million to our stock repurchase program. As of September 30, 2014, we had repurchased 2,882,757 shares of our common stock for approximately $106.0 million, at an average cost of $36.77 per share under this program, resulting in $45.0 million of available authorization remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on Company and market conditions.

During the three months ended September 30, 2014, we repurchased 458,937 shares of our common stock for an aggregate purchase price of $15.0 million under an open market repurchase program at an average cost of $32.68 per share.

12. Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for the three and nine months ended September 30, 2014 and 2013 were de minimis and excluded.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator:
Net Income Attributable to Common Stockholders	$27,576	$23,741	$65,113	$63,879
Denominator:
Basic EPS weighted average shares outstanding	24,983	25,124	25,106	25,710
Effect of dilutive stock options and restricted stock	81	88	58	74

Diluted EPS weighted average shares outstanding	25,064	25,212	25,164	25,784

EPS:
Basic	$1.10	$0.94	$2.59	$2.48

Diluted	$1.10	$0.94	$2.59	$2.48

Diluted shares reflect the potential dilution that could occur from stock options and restricted share units using the treasury stock method. The calculation does not include restricted share units in which performance or market conditions were not satisfied of 0.4 million and 0.4 million for the three and nine months ended September 30, 2014, respectively and 0.4 million and 0.5 million for the three and nine months ended September 30, 2013, respectively.

13. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2013	$(11,375)	$698	$(10,677)
Net change in fair value	(251)	—	(251)
Reclassification into earnings	2,049	—	2,049
Translation adjustment	—	(119)	(119)
Tax effect	(764)	—	(764)

Balance as of September 30, 2014	$(10,341)	$579	$(9,762)

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2012	$(14,618)	$355	$(14,263)
Reclassification into earnings	2,301	—	2,301
Translation adjustment	—	7	7
Tax effect	(835)	—	(835)

Balance as of September 30, 2013	$(13,152)	$362	$(12,790)

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

As of September 30, 2014, there was $16.7 million of net unamortized realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and the three 777-200LRF financings in 2014. The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt. Net realized losses reclassified into earnings were $0.7 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively. Net realized losses reclassified into earnings were $2.0 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively. Net realized losses expected to be reclassified into earnings within the next 12 months are $2.6 million as of September 30, 2014.

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

Our primary service offerings include the following:

•	ACMI, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and Yield risk. In addition, the customer is responsible for landing, navigation and most other operational fees and costs;

•	CMI, which is part of our ACMI business segment, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of crew, maintenance and insurance, while customers provide the aircraft and assume fuel, demand and Yield risk. In addition, the customer is responsible for landing, navigation and most other operational fees and costs;

•	AMC Charter, whereby we provide cargo and passenger aircraft charter services for the AMC. The AMC pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs;

•	Commercial Charter, whereby we provide cargo and passenger aircraft charters to customers, including brokers, sports teams and fans, cruise-ship operators, freight forwarders, direct shippers and airlines. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs; and

•	Dry Leasing, whereby we provide cargo and passenger aircraft and engine leasing solutions. The customer operates, and is responsible for insuring and maintaining the flight equipment.

We look to achieve our growth plans to enhance stakeholder value by:

•	Delivering superior service quality to our valued customers;

•	Aggressively managing our fleet with a focus on leading-edge aircraft;

•	Focusing on securing long-term customer contracts;

•	Driving significant and ongoing productivity improvements; and

•	Selectively pursuing and evaluating future acquisitions and alliances.

See “Business Overview” and “Business Strategy” in our 2013 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first three quarters of 2014, compared with 2013, were impacted by the following events:

•	In January and February 2013, we began CMI flying two new 767-300ERF aircraft owned by DHL.

•	In April 2013, we began ACMI flying a 747-400F aircraft for Chapman Freeborn Airchartering Ltd. (“Chapman Freeborn”), which was the first dedicated 747-400F aircraft in its network.

•	In May 2013, we took delivery of a 747-8F aircraft that we placed into ACMI service with Etihad Airways (“Etihad”), which was the first 747-8F aircraft in its global network.

•	In July 2013, we began CMI flying a VIP-configured 767-200 passenger aircraft owned by MLW Air, LLC. (“MLW Air”). MLW Air’s 767-200 is the only all-first class 767 commercial charter aircraft with worldwide operations registered with the U.S. Federal Aviation Administration.

•	In September 2013, we began ACMI flying a 747-400F for Astral Aviation Limited (“Astral Aviation”), which was the first 747-400F aircraft in its global network.

•	In February 2014, we began ACMI flying a 747-8F aircraft with BST Logistics (Hong Kong) Company Limited (“BST Logistics”), a business partner of Navitrans International Freight Forwarding Co., Ltd. Service, which was the first 747-8F aircraft in its network.

•	In April and early May 2014, British Airways returned three 747-8F aircraft that we had been ACMI flying in its network. In May 2014, two of the 747-8F aircraft returned from British Airways were placed into ACMI service for DHL, replacing one 747-400F aircraft.

In August 2014, we agreed with DHL to operate four additional 767-200 freighters owned by DHL in its North American network. We expect to begin CMI flying all four aircraft during the first quarter of 2015.

In October 2014, we signed an ACMI agreement with DHL for one additional 747-8F aircraft and one additional 747-400F aircraft, increasing the number of 747 freighter aircraft in ACMI service for DHL to twelve. Both aircraft began flying in October 2014.

AMC Charter Cargo Block Hours have been negatively impacted during the nine months ended September 30, 2014 due to the continuing reduction in demand from the AMC. This was partially offset by incremental flying as former competitors exited the AMC Charter market.

Commercial Charter Block Hours increased during the first three quarters of 2014, reflecting stronger demand and our redeployment of 747-8F and 747-400 aircraft from ACMI during remarketing periods.

As a result of the continuing volatility in both the AMC Charter and Commercial Charter markets, we continually assess our 747-400 freighter aircraft requirements and will make adjustments to our capacity as necessary. Some of these actions may involve grounding or disposing of aircraft, which could result in asset impairments or other charges in future periods.

In March and July 2013, we purchased three recently-manufactured Boeing 777-200LRF aircraft that are being Dry Leased by Titan to customers on a long-term basis. In January 2014, we purchased three additional recently-manufactured Boeing 777-200LRF aircraft that are being Dry Leased by Titan to a customer on a long-term basis.

Results of Operations

Three Months Ended September 30, 2014 and 2013

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the three months ended September 30:

	2014	2013	Increase / (Decrease)	Percent Change
Block Hours
ACMI	28,096	28,813	(717)	(2.5)%
AMC Charter:
Cargo	1,892	1,531	361	23.6%
Passenger	3,679	3,029	650	21.5%
Commercial Charter	7,111	5,310	1,801	33.9%
Other	261	220	41	18.6%

Total Block Hours	41,039	38,903	2,136	5.5%

Revenue Per Block Hour
ACMI	$6,551	$6,580	$(29)	(0.4)%
AMC Charter
Cargo	$19,710	$21,962	$(2,252)	(10.3)%
Passenger	$19,703	$20,483	$(780)	(3.8)%
Commercial Charter	$20,120	$19,700	$420	2.1%
Fuel
AMC
Average fuel cost per gallon	$3.36	$3.62	$(0.26)	(7.2)%
Fuel gallons consumed (000s)	13,341	11,324	2,017	17.8%
Commercial Charter
Average fuel cost per gallon	$3.06	$3.09	$(0.03)	(1.0)%
Fuel gallons consumed (000s)	23,142	16,956	6,186	36.5%

Segment Operating Fleet (average aircraft equivalents during the period)

	2014	2013	Increase / (Decrease)
ACMI*
747-8F Cargo	8.4	8.0	0.4
747-400 Cargo	11.1	12.0	(0.9)
747-400 Dreamlifter	3.0	1.6	1.4
767-300 Cargo	2.0	2.0	—
767-200 Cargo	5.0	5.0	—
747-400 Passenger	1.3	1.4	(0.1)
767-300 Passenger	0.1	—	0.1
767-200 Passenger	1.0	1.0	—

Total	31.9	31.0	0.9

	2014	2013	Increase / (Decrease)
AMC Charter
747-400 Cargo	2.2	3.1	(0.9)
747-400 Passenger	1.5	1.4	0.1
767-300 Passenger	2.7	2.7	—

Total	6.4	7.2	(0.8)
Commercial Charter
747-8F Cargo	0.5	1.0	(0.5)
747-400 Cargo	7.6	7.7	(0.1)
747-400 Passenger	0.1	0.2	(0.1)
767-300 Passenger	0.3	0.2	0.1

Total	8.5	9.1	(0.6)
Dry Leasing
777-200 Cargo	6.0	2.6	3.4
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	2.0	2.0	—

Total	10.0	6.6	3.4

Total Operating Aircraft	56.8	53.9	2.9

Out-of-service**	1.0	1.0	—

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service aircraft are completely unencumbered.

Operating Revenue

The following table compares our Operating Revenue for the three months ended September 30 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$184,068	$189,583	$(5,515)	(2.9)%
AMC Charter	109,780	95,668	14,112	14.8%
Commercial Charter	143,075	104,605	38,470	36.8%
Dry Leasing	25,411	11,874	13,537	114.0%
Other	3,467	3,660	(193)	(5.3)%

Total Operating Revenue	$465,801	$405,390	$60,411	14.9%

ACMI revenue decreased $5.5 million, or 2.9%, primarily due to lower 747-400 flying by certain ACMI customers, partially offset by higher 747-8F revenue and increased CMI flying. ACMI Block Hours were 28,096 for the third quarter of 2014, compared with 28,813 in 2013, a decrease of 717 Block Hours, or 2.5%, primarily due to certain 747-400 ACMI customers flying less in 2014. In addition, Block Hours were impacted by the return of three 747-8F aircraft from British Airways in April and early May of 2014, partially offset by the placement of two additional 747-8F aircraft with DHL in May 2014, the start-up of ACMI 747-8F flying for BST Logistics in February 2014 and the start-up of ACMI 747-400 flying for Astral Aviation in September 2013. Block Hours were also positively impacted by an increase in CMI flying for Boeing. ACMI Revenue per Block Hour was relatively unchanged.

AMC Charter revenue increased $14.1 million, or 14.8%, primarily driven by an increase in AMC Charter Passenger and Cargo Block Hours, partially offset by a decrease in Revenue per Block Hour. AMC Charter Block Hours were 5,571 for the third quarter of 2014 compared with 4,560 in 2013, an increase of 1,011 Block Hours, or 22.2%. The increase in AMC Charter Block Hours was driven by incremental passenger and cargo flying due to increased demand as former competitors exited the AMC Charter market. AMC Charter Revenue per Block Hour was $19,706 for the third quarter of 2014, compared with $20,980 in 2013, a decrease of $1,274 per Block Hour, or 6.1%, primarily due to a decrease in the average AMC “pegged” fuel price. For the third quarter of 2014, the average “pegged” fuel price was $3.36 per gallon compared with $3.62 in 2013. The “pegged” fuel price is set by the AMC and the impact to revenue from changes in the “pegged” fuel price is generally offset by a corresponding impact to fuel expense.

Commercial Charter revenue increased $38.5 million, or 36.8%, primarily due to an increase in both Block Hours and Revenue per Block Hour. Commercial Charter Block Hours were 7,111 in the third quarter of 2014, compared with

5,310 in 2013, representing an increase of 1,801 Block Hours, or 33.9%. The increase in Block Hours was primarily due to increased demand during the third quarter of 2014. Revenue per Block Hour was $20,120 in the third quarter of 2014, compared with $19,700 in 2013, an increase of $420 per Block Hour, or 2.1%. This increase reflects the impact of cargo revenue on subcontracted Commercial Charter flights with no associated Block Hours.

Dry Leasing revenue increased $13.5 million primarily due to the acquisition of three 777-200LRF aircraft in January 2014 and two 777-200LRF aircraft in July 2013 that are being dry leased to customers on a long-term basis.

Operating Expenses

The following table compares our Operating Expenses for the three months ended September 30 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$115,690	$93,434	$22,256	23.8%
Salaries, wages and benefits	78,834	74,167	4,667	6.3%
Maintenance, materials and repairs	35,084	31,306	3,778	12.1%
Aircraft rent	34,183	40,405	(6,222)	(15.4)%
Navigation fees, landing fees and other rent	35,336	24,481	10,855	44.3%
Depreciation and amortization	29,865	23,661	6,204	26.2%
Passenger and ground handling services	24,876	18,037	6,839	37.9%
Travel	21,642	14,535	7,107	48.9%
Loss on disposal of aircraft	—	501	(501)	NM
Special charge	90	—	90	NM
Other	29,212	27,157	2,055	7.6%

Total Operating Expenses	$404,812	$347,684

NM represents year-over-year percentage changes that are not meaningful.

Aircraft fuel increased $22.3 million, or 23.8%, primarily due to increases in Commercial Charter and AMC Charter fuel consumption, partially offset by reduced fuel prices. Commercial Charter fuel consumption increased by 6.2 million gallons, or 36.5%, primarily driven by the increase in Block Hours operated. AMC Charter fuel consumption increased by 2.0 million gallons, or 17.8%, primarily reflecting the increase in Block Hours operated for the AMC. The average fuel price per gallon for the AMC Charter business was $3.36 in the third quarter of 2014, compared with $3.62 in 2013, a decrease of 7.2%. The average fuel price per gallon for the Commercial Charter business was $3.06 for the third quarter of 2014, compared with $3.09 in 2013, a decrease of 1.0%. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $4.7 million, or 6.3%, primarily driven by higher Block Hours and an increase in ground staff costs due to key initiatives.

Maintenance, materials and repairs increased $3.8 million, or 12.1%, primarily driven by an increase of $5.5 million for 747-8F and 767 aircraft, partially offset by a decrease of $1.7 million for 747-400 aircraft. Heavy Maintenance expense on 747-8F and 767 aircraft increased due to a higher number of C Checks and other maintenance activities, partially offset by lower heavy maintenance on 747-400 aircraft due to a reduction in the number C Checks in 2014. Line Maintenance expense on 747-400 aircraft and 747-8F aircraft increased primarily due to increased flying and a higher number of repairs to rotable parts in 2014. Heavy airframe maintenance events and engine overhauls for the three months ended September 30 were:

Heavy Maintenance Events	2014	2013	Increase / (Decrease)
747-400 C Checks	1	2	(1)
747-8 C Checks	2	—	2
767 C Checks	1	—	1
CF6-80 engine overhauls	1	1	—

Aircraft rent decreased $6.2 million, or 15.4%, primarily due to the early termination of operating leases for two 747- 400BCFs that we parked in December 2013 to reduce capacity.

Navigation fees, landing fees and other rent increased $10.9 million, or 44.3%, primarily due to an increase in purchased capacity from subcontracting certain Commercial Charter flights. We reclassified purchased capacity from Aircraft rent to Navigation fees, landing fees and other rent and we reclassified previously reported amounts to conform to the current period’s presentation.

Depreciation and amortization increased $6.2 million, or 26.2%, due to additional aircraft operating in the third quarter of 2014.

Passenger and ground handling services increased $6.8 million, or 37.9%, primarily due to an increase in cargo and passenger flying.

Travel increased $7.1 million, or 48.9%, primarily due to higher rates related to crewmember travel to higher cost locations, as well as increased flying.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended September 30 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(4,588)	$(4,849)	$(261)	(5.4)%
Interest expense	25,960	22,594	3,366	14.9%
Capitalized interest	(44)	(291)	(247)	(84.9)%
Loss on early extinguishment of debt	—	4,524	(4,524)	NM
Other expense (income), net	767	(241)	1,008	NM

Interest expense increased $3.4 million, or 14.9%, primarily due to an increase in our average debt balances related to the financing of aircraft purchases in July 2013 and early 2014.

Loss on early extinguishment of debt was primarily related to the refinancing of term loans in 2013.

Income taxes. Our effective income tax rates were an expense of 29.1% and 31.3% for the three months ended September 30, 2014 and September 30, 2013, respectively. The effective rates differed from the U.S. federal statutory rate primarily due to our assertion beginning in 2013, to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S. In addition, the effective rate for the three months ended September 30, 2013 differed from the U.S. federal statutory rate as a result of the net impact of resolution of income tax liabilities in that period.

Segments

The following table compares the Direct Contribution of our reportable segments (see Note 9 to our Financial Statements for the reconciliation to Operating income) for the three months ended September 30 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$54,228	$62,587	$(8,359)	(13.4)%
AMC Charter	17,603	14,749	2,854	19.4%
Commercial Charter	571	(3,859)	4,430	114.8%
Dry Leasing	8,721	4,681	4,040	86.3%

Total Direct Contribution	$81,123	$78,158	$2,965	3.8%

Unallocated income and expenses, net	$42,139	$37,164	$4,975	13.4%

ACMI Segment

ACMI Direct Contribution decreased $8.4 million, or 13.4%, primarily due to an increase in maintenance expense on 747-8F aircraft and lower 747-400 flying by certain ACMI customers during the third quarter of 2014, partially offset by lower maintenance expense on 747-400 aircraft.

AMC Charter Segment

AMC Charter Direct Contribution increased $2.9 million, or 19.4%, primarily due to increased passenger and cargo flying due to increased demand as former competitors exited the AMC Charter market. Partially offsetting these items were increases in crewmember travel and ground handling expenses from flying to higher cost locations.

Commercial Charter Segment

Commercial Charter Direct Contribution increased $4.4 million, or 114.8%, primarily due to higher aircraft utilization driven by increased demand and our decision to reduce capacity at the end of 2013. Partially offsetting these improvements were increases in crewmember travel and ground handling expenses from flying to higher cost locations. Our Commercial Charter quarterly results are subject to seasonal and other fluctuations, and the Direct Contribution for any quarter is not necessarily indicative of the results that may be expected for the entire year.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $4.0 million, primarily due to the addition of three 777-200LRF aircraft in January 2014 and two 777-200LRF aircraft in July 2013 that are being dry leased to customers on a long-term basis.

Unallocated income and expenses, net

Unallocated income and expenses increased $5.0 million, or 13.4%, primarily driven by an increase in ground staff costs due to key initiatives.

Nine Months Ended September 30, 2014 and 2013

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the nine months ended September 30:

	2014	2013	Increase / (Decrease)	Percent Change
Block Hours
ACMI	83,770	85,274	(1,504)	(1.8)%
AMC Charter:
Cargo	3,493	5,296	(1,803)	(34.0)%
Passenger	9,378	8,264	1,114	13.5%
Commercial Charter	19,484	16,360	3,124	19.1%
Other	796	655	141	21.5%

Total Block Hours	116,921	115,849	1,072	0.9%

Revenue Per Block Hour
ACMI	$6,792	$6,482	$310	4.8%
AMC Charter
Cargo	$21,039	$22,681	$(1,642)	(7.2)%
Passenger	$20,308	$20,296	$12	0.1%
Commercial Charter	$20,095	$19,162	$933	4.9%
Fuel
AMC
Average fuel cost per gallon	$3.35	$3.63	$(0.28)	(7.7)%
Fuel gallons consumed (000s)	30,644	33,847	(3,203)	(9.5)%
Commercial Charter
Average fuel cost per gallon	$3.12	$3.13	$(0.01)	NM
Fuel gallons consumed (000s)	63,698	53,210	10,488	19.7%

	2014	2013	Increase / (Decrease)
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	8.5	7.7	0.8
747-400 Cargo	11.8	12.2	(0.4)
747-400 Dreamlifter	3.1	1.6	1.5
767-300 Cargo	2.0	1.8	0.2
767-200 Cargo	5.0	5.0	—
747-400 Passenger	1.1	1.1	—
767-300 Passenger	—	0.3	(0.3)
767-200 Passenger	1.0	0.3	0.7

Total	32.5	30.0	2.5
AMC Charter
747-400 Cargo	1.5	2.9	(1.4)
747-400 Passenger	1.7	1.7	—
767-300 Passenger	2.7	2.6	0.1

Total	5.9	7.2	(1.3)
Commercial Charter
747-8F Cargo	0.5	0.4	0.1
747-400 Cargo	7.7	7.8	(0.1)
747-400 Passenger	0.1	0.2	(0.1)
767-300 Passenger	0.2	0.2	—

Total	8.5	8.6	(0.1)
Dry Leasing
777-200 Cargo	5.9	1.3	4.6
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	2.0	2.0	—

Total	9.9	5.3	4.6

Total Operating Aircraft	56.8	51.1	5.7

Out-of-service**	1.0	0.8	0.2

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service aircraft are completely unencumbered.

Operating Revenue

The following table compares our Operating Revenue for the nine months ended September 30 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$568,929	$552,710	$16,219	2.9%
AMC Charter	263,935	287,840	(23,905)	(8.3)%
Commercial Charter	391,527	313,488	78,039	24.9%
Dry Leasing	75,611	21,844	53,767	246.1%
Other	10,331	10,417	(86)	(0.8)%

Total Operating Revenue	$1,310,333	$1,186,299	$124,034	10.5%

ACMI revenue increased $16.2 million, or 2.9%, primarily due to increased 747-8F and CMI flying, partially offset by lower 747-400 flying by certain customers. ACMI Revenue per Block Hour was $6,792 for the first three quarters of 2014, compared with $6,482 in 2013, an increase of $310 per Block Hour, or 4.8%. The increase in Revenue per Block Hour was primarily driven by the impact of higher rates on an increased number of 747-8F aircraft, partially offset by lower rates on certain CMI flying. ACMI Block Hours were 83,770 for the first three quarters of 2014, compared with 85,274 in 2013, a decrease of 1,504 Block Hours, or 1.8%. The decrease in Block Hours was primarily driven by the return of three 747-8F aircraft from British Airways in April and early May of 2014, partially offset by the placement of two additional 747-8F aircraft with DHL in May 2014, the start-up of ACMI 747-8F flying for BST Logistics in February 2014 and Etihad in May 2013, and the start-up of ACMI 747-400 flying for Astral Aviation in September 2013 and Chapman Freeborn in April 2013. Block Hours were also impacted by an increase in CMI flying for Boeing and the start-up of CMI 767-200 passenger aircraft flying for MLW Air during the third quarter of 2013.

AMC Charter revenue decreased $23.9 million, or 8.3%, primarily driven by the continued reduction in both AMC Charter Cargo Block Hours and Revenue per Block Hour, partially offset by an increase in AMC Passenger Block Hours. AMC Charter Block Hours were 12,871 for the first three quarters of 2014 compared with 13,560 in 2013, a decrease of 689 Block Hours, or 5.1%. The decrease in AMC Charter Block Hours was driven by reduced cargo demand from the AMC, partially offset by incremental passenger flying as former competitors exited the AMC Charter market. AMC Charter Revenue per Block Hour was $20,506 for the first three quarters of 2014 compared with $21,227 in 2013, a decrease of $721 per Block Hour, or 3.4%, primarily due to a decrease in the average AMC “pegged” fuel price. For the first three quarters of 2014, the average “pegged” fuel price was $3.35 per gallon compared with $3.63 in 2013. The “pegged” fuel price is set by the AMC and the impact to revenue from changes in the “pegged” fuel price is generally offset by a corresponding impact to fuel expense.

Commercial Charter revenue increased $78.0 million, or 24.9%, primarily due to an increase in both Block Hours and Revenue per Block Hour. Commercial Charter Block Hours were 19,484 in the first three quarters of 2014, compared with 16,360 in 2013, representing an increase of 3,124 Block Hours, or 19.1%. The increase in Block Hours was primarily due to increased demand during the first three quarters of 2014. Revenue per Block Hour was $20,095 for the first three quarters of 2014, compared with $19,162 in 2013, an increase of $933 per Block Hour, or 4.9%. This increase reflects the impact of cargo revenue on subcontracted Commercial Charter flights with no associated Block Hours, partially offset by lower market rates.

Dry Leasing revenue increased $53.8 million, primarily due to the acquisition of three 777-200LRF aircraft in January 2014, two 777-200LRF aircraft in July 2013 and one 777-200LRF aircraft in March 2013 that are being dry leased to customers on a long-term basis.

Operating Expenses

The following table compares our Operating Expenses for the nine months ended September 30 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$301,276	$289,535	$11,741	4.1%
Salaries, wages and benefits	229,637	219,216	10,421	4.8%
Maintenance, materials and repairs	144,516	133,152	11,364	8.5%
Aircraft rent	104,419	118,753	(14,334)	(12.1)%
Navigation fees, landing fees and other rent	93,368	58,851	34,517	58.7%
Depreciation and amortization	88,401	61,840	26,561	43.0%
Passenger and ground handling services	66,106	52,109	13,997	26.9%
Travel	57,698	43,485	14,213	32.7%
Loss on disposal of aircraft	14,679	79	14,600	NM
Special charge	9,567	—	9,567	NM
Other	84,890	80,515	4,375	5.4%

Total Operating Expenses	$1,194,557	$1,057,535

Aircraft fuel increased $11.7 million, or 4.1%, primarily due to an increase in Commercial Charter fuel consumption, partially offset by reduced AMC Charter fuel consumption and fuel price. Commercial Charter fuel consumption increased by 10.5 million gallons, or 19.7%, primarily driven by the increase in Block Hours operated. The average fuel price per gallon for the Commercial Charter business was relatively unchanged. AMC fuel consumption decreased by 3.2 million gallons, or 9.5%, primarily reflecting the decrease in Block Hours operated. The average fuel price per gallon for the AMC Charter business was $3.35 for the first three quarters of 2014, compared with $3.63 in 2013, a decrease of 7.7%. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $10.4 million, or 4.8%, primarily driven by higher Block Hours and an increase in ground staff costs due to key initiatives.

Maintenance, materials and repairs increased $11.4 million, or 8.5%, primarily driven by an increase of $10.9 million for 747-8F and 747-400 aircraft. Heavy Maintenance expense on 747-8F increased $7.0 million primarily due to an increase in the number of C Checks in 2014 and other maintenance activities. Heavy maintenance on 747-400 aircraft decreased $1.7 million due to a reduction in the number of engine overhauls, resulting from our engine acquisition program, and 747-400 C Checks, partially offset by an increase in the number of 747-400 D Checks. Line Maintenance expense on 747-400 aircraft and 747-8F aircraft increased $5.3 million primarily due to more repairs to rotable parts and increased flying in 2014. Heavy airframe maintenance events and engine overhauls for the nine months ended September 30 were:

Heavy Maintenance Events	2014	2013	Increase / (Decrease)
747-400 C Checks	9	12	(3)
747-8 C Checks	4	—	4
747-400 D Checks	5	1	4
767 C Checks	2	3	(1)
CF6-80 engine overhauls	8	12	(4)

Aircraft rent decreased $14.3 million, or 12.1%, primarily due to the early termination of operating leases for two 747-400BCFs that we parked in December 2013 to reduce capacity.

Navigation fees, landing fees and other rent increased $34.5 million, or 58.7%, primarily due to an increase in purchased capacity from subcontracting certain Commercial Charter flights. We reclassified purchased capacity from Aircraft rent to Navigation fees, landing fees and other rent and we reclassified previously reported amounts to conform to the current period’s presentation.

Depreciation and amortization increased $26.6, or 43.0%, due to additional aircraft operating in the first three quarters of 2014.

Passenger and ground handling services increased $14.0 million, or 26.9%, primarily due to an increase in cargo and passenger flying.

Travel increased $14.2 million, or 32.7%, primarily due to higher rates related to crewmember travel to higher cost locations, as well as increased flying.

Special charge in 2014 represents a $4.9 million reserve related to a GSS receivable for a loan made to its 51% U.K. shareholder, a $3.9 million expense recorded for termination benefits for certain GSS employees, a $0.5 million adjustment to the early termination of operating leases for two 747-400BCFs that we parked in December 2013 to reduce capacity, and $0.2 million in professional fees related to GSS restructuring activities (see Note 4 to our Financial Statements).

Loss on disposal of aircraft in 2014 resulted from the trade-in of used spare engines for new engines as part of our engine acquisition program.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the nine months ended September 30 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(14,034)	$(15,003)	$(969)	(6.5)%
Interest expense	78,777	61,711	17,066	27.7%
Capitalized interest	(423)	(1,985)	(1,562)	(78.7)%
Loss on early extinguishment of debt	—	5,518	(5,518)	NM
Other expense (income), net	831	1,415	(584)	NM

Interest expense increased $17.1 million, or 27.7%, primarily due to an increase in our average debt balances related to the financing of aircraft purchases in 2013 and 2014.

Capitalized interest decreased $1.6 million, or 78.7%, resulting from 747-8F aircraft that entered service in 2013.

Loss on early extinguishment of debt was primarily related to the refinancing of term loans in 2013.

Income taxes. Our effective income tax rates were a benefit of 19.7% for the nine months ended September 30, 2014 and an expense of 14.7% for the nine months ended September 30, 2013. The effective rate for the nine months ended

September 30, 2014 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $24.0 million related to ETI from offshore leasing of certain of our aircraft, losses associated with GSS for which we have recognized a limited tax benefit and our assertion, beginning in 2013, to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S. The effective rate for the nine months ended September 30, 2013 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $14.2 million related to ETI from offshore leasing of certain of our aircraft and our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 9 to our Financial Statements for the reconciliation to Operating income) for the nine months ended September 30 (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$143,554	$157,594	$(14,040)	(8.9)%
AMC Charter	42,691	40,144	2,547	6.3%
Commercial Charter	(17,731)	(15,023)	(2,708)	(18.0)%
Dry Leasing	25,630	8,294	17,336	209.0%

Total Direct Contribution	$194,144	$191,009	$3,135	1.6%

Unallocated income and expenses, net	$119,273	$108,304	$10,969	10.1%

ACMI Segment

ACMI Direct Contribution decreased $14.0 million, or 8.9%, primarily due to an increase in maintenance expense on 747-8F aircraft and lower 747-400 flying by certain ACMI customers, partially offset by increased 747-8F and CMI flying.

AMC Charter Segment

AMC Charter Direct Contribution increased $2.5 million, or 6.3%, primarily due to an increase in the volume of passenger flying, partially offset by a decrease in cargo flying, and increased crewmember travel and ground handling expenses from flying to higher cost locations.

Commercial Charter Segment

Commercial Charter Direct Contribution decreased $2.7 million, or 18.0%, primarily due to increased maintenance expense and increases in crewmember travel and ground handling expenses from flying to higher cost locations. Partially offsetting these items was higher aircraft utilization driven by increased demand and our decision to reduce capacity at the end of 2013. Our Commercial Charter quarterly results are subject to seasonal and other fluctuations, and the Direct Contribution for any quarter is not necessarily indicative of the results that may be expected for the entire year.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $17.3 million, primarily due to the addition of three 777-200LRF aircraft in January 2014, two 777-200LRF aircraft in July 2013, and one 777-200LRF aircraft in March 2013 that are being leased to customers on a long-term basis.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $11.0 million, or 10.1%, primarily driven by an increase in ground staff costs due to key initiatives.

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

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP measures (in thousands, except per share data):

	For the Three Months Ended
	September 30, 2014	September 30, 2013	Percent Change
Net Income Attributable to Common Stockholders	$27,576	$23,741	16.2%
After-tax impact from:
Loss on disposal of aircraft	—	319
Special charge (a)	(135)	—
Loss on early extinguishment of debt (b)	—	4,524

Adjusted Net Income Attributable to Common Stockholders	$27,441	$28,584	(4.0%)

Diluted EPS	$1.10	$0.94	17.0%
After-tax impact from:
Loss on disposal of aircraft	—	0.01
Special charge (a)	(0.01)	—
Loss on early extinguishment of debt (b)	—	0.18

Adjusted Diluted EPS	$1.09	$1.13	(3.5%)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013	Percent Change
Net Income Attributable to Common Stockholders	$65,113	$63,879	1.9%
After-tax impact from:
ETI tax benefit	(24,013)	(14,160)
Loss on disposal of aircraft	9,389	50
Special charge (a)	3,905	—
Accrual for legal matters	300	—
Loss on early extinguishment of debt (b)	—	5,157

Adjusted Net Income Attributable to Common Stockholders	$54,694	$54,926	(0.4%)

Diluted EPS	$2.59	$2.48	4.4%
After-tax impact from:
ETI tax benefit	(0.95)	(0.55)
Loss on disposal of aircraft	0.37	—
Special charge (a)	0.16	—
Accrual for legal matters	0.01	—
Loss on early extinguishment of debt (b)	—	0.20

Adjusted Diluted EPS	$2.17 †	$2.13	1.9%

†	Items do not sum due to rounding.
a)	Included in Special charge in 2014 were employee termination benefits, a loan reserve, professional fees and tax adjustments related to GSS, and an adjustment to lease termination costs for two 747-400BCFs.
b)	Loss on early extinguishment of debt was related to the financing of 747-8F aircraft.

Liquidity and Capital Resources

Significant liquidity events in the first three quarters of 2014 were as follows:

Treasury Stock Transactions

During the three months ended September 30, 2014, we paid $15.0 million to repurchase 458,937 shares under an open market repurchase program. See Note 11 to our Financial Statements for a discussion of our stock repurchase program.

Debt Transactions

In January 2014, we entered into six separate term loans in the aggregate amount of $432.0 million to finance the purchase of three 777-200LRF aircraft that are Dry Leased to a customer on a long-term basis.

In January 2014, we refinanced a bridge loan with an Ex-Im Bank guaranteed note in the amount of $140.6 million secured by a mortgage on a 747-8F aircraft.

Operating Activities. Net cash provided by operating activities for the first three quarters of 2014 was $168.5 million, compared with $205.1 million for the first three quarters of 2013. The decrease primarily reflects changes in the timing of working capital.

Investing Activities. Net cash used for investing activities was $524.5 million for the first three quarters of 2014, consisting primarily of $502.8 million of purchase deposits and delivery payments for flight equipment, $17.5 million of core capital expenditures, excluding flight equipment, and a $7.1 million increase in restricted cash. Purchase deposits and delivery payments for flight equipment are primarily related to the purchase of three 777-200LRF cargo aircraft. All Capital expenditures for the first three quarters of 2014 were funded through working capital, except for the aircraft financed as discussed above. Net cash used for investing activities was $574.7 million for the first three quarters of 2013, consisting primarily of $562.0 million of purchase deposits and delivery payments for flight equipment, which included $2.0 million of capitalized interest, and $24.9 million of core capital expenditures, excluding flight equipment, and a $5.9 million increase in restricted cash, partially offset by $9.1 million of proceeds from insurance.

Financing Activities. Net cash provided by financing activities was $296.4 million for the first three quarters of 2014, which primarily reflected the proceeds from debt issuance of $572.6 million and $13.0 million of maintenance reserves received, partially offset by $252.5 million of payments on debt obligations, $19.5 million of treasury stock purchases and $17.1 million of debt issuance costs. The proceeds from debt issuance and payments of debt obligations reflect the refinancing of the $103.6 million bridge loan with the 2014 Ex-Im Guaranteed Note. Net cash provided by financing activities was $240.8 million for the first three quarters of 2013, which primarily reflected the proceeds from debt issuance of $709.5 million and a $21.9 million refund from an accelerated share repurchase, partially offset by $371.1 million of payments on debt obligations, $80.9 million related to the purchase of treasury stock, $21.9 million related to prepayments under accelerated share repurchase transactions and $19.7 million of debt issuance costs. We reclassified maintenance reserves received from operating activities to financing activities and reclassified previously reported amounts to conform to the current period’s presentation.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations and to fund any other capital outflows during the remainder of 2014. Core capital expenditures for the remainder of 2014 are expected to be approximately $16.0 million, which excludes flight equipment and capitalized interest.

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

We do not expect to pay any significant U.S. federal income tax until 2018 or later. Our business operations are subject to income tax in several foreign jurisdictions. We do not expect to pay any significant cash income taxes in foreign jurisdictions for at least several years. We currently do not intend to repatriate cash from certain foreign subsidiaries that is indefinitely reinvested outside the U.S. Any repatriation of cash from these subsidiaries or certain changes in U.S. tax laws could result in additional tax expense.

Contractual Obligations and Debt Agreements

See Note 6 to our Financial Statements for a description of our 2014 debt obligations: the 2014 Term Loans and the 2014 Ex-Im Guaranteed Note. See our 2013 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2013 and a description of our debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended September 30, 2014.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended September 30, 2014, the information required in response to this Item is set forth in Note 10 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

The following is an update of a risk factor that is set forth in Item 1A — Risk Factors of our 2013 Annual Report on Form 10-K. The update reflects a change to the relevant date within the risk factor appearing below. For additional risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2013 Annual Report on Form 10-K.

Insurance coverage may become more expensive and difficult to obtain and may not be adequate to insure all of our risks. In addition, if our Dry Lease customers have inadequate insurance coverage or fail to fulfill their indemnification obligations, it could have a material adverse impact on our business, results of operations and financial condition.

Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general, and the insured carrier in particular. Terrorist attacks and other adverse events involving aircraft could result in increases in insurance costs and could affect the price and availability of such coverage. Like some other airlines, we have purchased war-risk coverage through a special program administered by the U.S. federal government. The U.S Federal Aviation Administration is currently providing war-risk hull and cargo loss, crew and third-party liability insurance through December 11, 2014. Unless the U.S. Congress enacts legislation extending the program, U.S. federal government coverage will end on that date. If the federal war-risk coverage program is terminated or extended with less coverage, we could face an increase in the cost of war-risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost on to customers may be limited. It is also unlikely that we would be able to secure the full scope of war-risk insurance coverage as we have today.

We participate in an insurance pooling arrangement with DHL and its partners. This allows us to obtain aviation hull and liability and hull deductible coverage at reduced rates. If we are no longer included in this arrangement for any reason or if pool members have coverage incidents, we may incur higher insurance costs.

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

Lessees are required under our Dry Leases to indemnify us for, and insure against, liabilities arising out of the use and operation of the aircraft, including third-party claims for death or injury to persons and damage to property for which we may be deemed liable. Lessees are also required to maintain all-risk hull and war-risk hull insurance on the aircraft at agreed upon levels. If our lessees’ insurance is not sufficient to cover all types of claims that may be asserted against us or if our lessees fail to fulfill their indemnification obligations, we would be required to pay any amounts in excess of our insurance coverage, which could have a material adverse impact on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made the following repurchases of shares of our common stock during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 through July 31, 2014	—	—	—	—
August 1, 2014 through August 31, 2014	458,937	$32.68	2,882,757	$45,000,000
September 1, 2014 through September 30, 2014	—	—	—	—
Total	458,937	$32.68	2,882,757	$45,000,000

See Note 11 to our Financial Statements for a discussion of our stock repurchase program.

ITEM 6. EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: November 6, 2014	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: November 6, 2014	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3(ii)	By-Laws of Atlas Air Worldwide Holdings, Inc., incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statement of Stockholders’ Equity as of and for the three and nine months ended September 30, 2014 and 2013 and (vi) Notes to Unaudited Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.