Form 10-K
period 2014-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2015-02-12
CIK 1135185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing price of Common Stock as reported on The NASDAQ Global Select Market as of June 30, 2014 was approximately $793,381,495 . In determining this figure, the registrant has assumed that all directors, executive officers and persons known to it to beneficially own ten percent or more of such Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose. As of February 3, 2015, there were 24,807,718 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s Proxy Statement relating to the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

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

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

C Check	High-level or “heavy” airframe maintenance checks, which are more intensive in scope than Line Maintenance and are generally performed between 18 and 24 months depending on aircraft type.

D Check	High-level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six and eight years depending on aircraft type.

Heavy Maintenance	Scheduled maintenance activities, which are the most extensive in scope and are primarily based on time intervals, including, but not limited to, C Checks, D Checks and engine overhauls. In addition, unscheduled engine repairs involving the removal of the engine from the aircraft are considered to be heavy maintenance. Heavy maintenance can generally take from one to eight weeks to complete.

Line Maintenance	Unscheduled maintenance to rectify events occurring during normal day-to-day operations.

Non-heavy Maintenance	Discrete maintenance activities for the overhaul and repair of specific aircraft components, including landing gear, auxiliary power units and engine thrust reversers.

Yield	The average amount a customer pays to fly one tonne of cargo one mile.

Overview

AAWW is a holding company with a principal wholly-owned operating subsidiary, Atlas Air, Inc. (“Atlas”). It also maintains a 49% interest in Global Supply Systems Limited (“GSS”) and has a 51% economic interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). AAWW is also the parent company of several wholly-owned subsidiaries related to our dry leasing services (collectively referred to as “Titan”). When used in this Report, the terms “we,” “us,” “our,” and the “Company” refer to AAWW and all entities in our consolidated financial statements.

We are a leading global provider of outsourced aircraft and aviation operating services, operating the world’s largest fleet of 747 freighters, as well as operating 747 and 767 passenger aircraft and 767 freighters. We also own and dry lease a fleet of aircraft, including six 777 freighters. We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale. Our customers include airlines, express delivery providers, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

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

•

Charter, whereby we provide cargo and passenger aircraft charter services to customers, including the U.S. Military Air Mobility Command (“AMC”), brokers, freight forwarders, direct shippers, airlines, sports teams and fans, and private charter customers. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs; and

•	Dry Leasing, whereby we provide cargo and passenger aircraft and engine leasing solutions. The customer operates, and is responsible for insuring and maintaining, the flight equipment.

We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry. The relative operating cost efficiency of our current 747-8F, 747-400F and 777-200LRF aircraft, including their superior fuel efficiency, range, capacity and loading capabilities, creates a compelling value proposition for our customers and positions us well in the markets we operate.

We are focused on the further enhancement of our market-leading ACMI position. All nine of our 747-8F aircraft are placed with ACMI customers and we are currently the only operator offering these aircraft to the ACMI market. We also hold rights to purchase an additional 13 747-8F aircraft, providing us with flexibility to further expand our fleet in response to market conditions. We believe that our current fleet, which also includes our 747-400F aircraft, represents one of the most efficient, reliable freighter fleets in the market. Our primary placement for these aircraft will continue to be long-term ACMI outsourcing contracts with high-credit-quality customers.

During 2014, we continued to expand our Dry Leasing business with the acquisition of three additional 777-200LRF aircraft. We currently have six of these aircraft Dry Leased to customers on a long-term basis. The addition of the 777 freighters further diversifies our business mix and enhances our predictable, long-term revenue and earnings streams.

AAWW was incorporated in Delaware in 2000. Our principal executive offices are located at 2000 Westchester Avenue, Purchase, New York 10577, and our telephone number is (914) 701-8000.

Operations

Introduction.   During the fourth quarter of 2014, we changed our operating and reportable segments, reflecting changes in our military business. We currently operate our service offerings through the following reportable segments: ACMI, Charter and Dry Leasing. Previously, our reportable segments were ACMI, AMC Charter, Commercial Charter and Dry Leasing. All reportable business segments are directly or indirectly engaged in the business of air transportation services but have different commercial and economic characteristics, which are separately reviewed by management. Additional information regarding our reportable segments can be found in Note 11 to our consolidated financial statements included in Item 8 of Part II of this Report (the “Financial Statements”).

ACMI.   The core of our business is providing cargo aircraft outsourcing services to customers on an ACMI basis in exchange for guaranteed minimum revenues at predetermined levels of operation for defined periods of time. We also offer CMI cargo and passenger services to customers, which is similar to ACMI flying, except the customer provides the aircraft. ACMI and CMI contracts provide a predictable annual revenue and cost base by minimizing the risk of fluctuations such as Yield, fuel and demand risk in the air cargo business. Our revenues and most of our costs under ACMI and CMI contracts are denominated in U.S. dollars, minimizing currency risks associated with international business.

All of our ACMI and CMI contracts provide that the aircraft remain under our exclusive operating control, possession and direction at all times. These contracts further provide that both the contracts and the routes to be operated may be subject to prior and periodic approvals of the U.S. or foreign governments. Revenue from ACMI and CMI contracts is typically recognized as the Block Hours are operated on behalf of a customer during a given month, as defined contractually. If a customer flies below the minimum contracted Block Hour guarantee, the contracted minimum revenue amounts are recognized as revenue. The original length of these contracts generally ranges from two to twenty years, although we do offer contracts of shorter duration. In addition, we have also operated short-term, ACMI cargo and passenger services and we expect to continue to provide such services.

As a percentage of our operating revenue, ACMI revenue represented 43.2% in 2014, 45.6% in 2013 and 41.4% in 2012. As a percentage of our operated Block Hours, ACMI represented 71.4% in 2014, 72.6% in 2013 and 70.2% in 2012.

Charter.   Our Charter business primarily provides full planeload passenger and cargo aircraft to customers, including the AMC, brokers, freight forwarders, direct shippers, airlines, sports teams and fans, and private charter customers. Charters are for one or more flights based on a specific origin and destination. Atlas also provides limited airport-to-airport cargo services to select markets, including several cities in South America. In addition, we earn revenue on subcontracted Charter flights. Atlas typically bears all direct operating costs for both passenger and cargo charters, which include fuel, insurance, landing and navigation fees, and most other operational fees and costs.

As a percentage of our operating revenue, Charter revenue, which includes fuel and other operational costs, represented 50.4% in 2014, 51.4% in 2013 and 57.0% in 2012. As a percentage of our operated Block Hours, Charter represented 27.7% in 2014, 26.7% in 2013 and 29.1% in 2012.

Dry Leasing.   Our Dry Leasing business provides a specific aircraft or engine without crew, maintenance or insurance to a customer for compensation that is typically based on a fixed monthly amount. This business is primarily operated by Titan, which is principally a cargo aircraft dry lessor, but also owns and manages aviation assets such as passenger narrow-body aircraft, engines and related equipment. Titan also markets its expertise in asset management, passenger-to-freighter conversion and other aviation-related technical services. As a percentage of our operating revenue, Dry Leasing revenue represented 5.6% in 2014, 2.1% in 2013 and 0.7% in 2012.

Other Revenue.   As a percentage of our operating revenue, Other revenue represented 0.8% in 2014, 0.9% in 2013 and 0.9% in 2012.

DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”) holds a 49% equity interest and a 25% voting interest in Polar (see Note 3 to our Financial Statements). AAWW owns the remaining 51% equity interest and 75% voting interest. Under a 20-year blocked space agreement (the “BSA”), Polar provides air cargo capacity to DHL. In addition, Atlas and Polar have a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. Under the flight services agreement, Atlas provides Polar with crew, maintenance and insurance for the aircraft. Under separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. Deutsche Post AG (“DP”) has guaranteed DHL’s (and Polar’s) obligations under the various agreements described above. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to in this Report as the “DHL Agreements”. The DHL Agreements provide us with a minimum guaranteed annual revenue stream from aircraft that have been dedicated to Polar for DHL and other customers’ freight over the life of the agreements.

Polar provides full flying for DHL’s trans-Pacific express network and DHL provides financial support and also assumes the risks and rewards of the operations of Polar. In addition to its trans-Pacific routes, Polar also flies between the Asia Pacific regions, the Middle East and Europe on behalf of DHL and other customers.

Polar operates six 747-400 freighter aircraft and four 747-8F aircraft that are subleased from us. Atlas operates one additional 747-400 and one additional 747-8F aircraft to support the Polar network and DHL through an alliance agreement whereby Atlas provides ACMI services to Polar. We also provide incremental charter capacity to Polar on an ad hoc basis.

We also began CMI flying five 767-200 freighters owned by DHL in their North American network in 2012 and will be expanding this service with four additional 767-200 aircraft during the first quarter of 2015. In addition, we fly CMI service for two 767-300ERF aircraft owned by DHL in their intra-Asia network.

Long-Term Revenue Commitments

The following table sets forth the guaranteed minimum revenues expected to be received from our existing ACMI, CMI and Dry Leasing customers for the years indicated (in thousands):

2015	$552,649
2016	402,770
2017	289,134
2018	208,463
2019	85,905
Thereafter	237,951

Total	$1,776,872

Sales and Marketing

We have regional sales offices in various locations, including the United States, England, Hong Kong and Singapore, which cover the Americas, Europe, Africa, the Middle East and the Asia Pacific regions. These offices market our ACMI, CMI and Dry Leasing services directly to other airlines and logistics companies. They also market our cargo and passenger Charter services to charter brokers, the U.S. military, freight forwarders, direct shippers and airlines.

Maintenance

Maintenance represented our third-largest operating expense for the year ended December 31, 2014. Primary maintenance activities include scheduled and unscheduled work on airframes and engines. Scheduled maintenance activities encompass those activities specified in our maintenance program approved by the U.S. Federal Aviation Administration (“FAA”). The costs necessary to adhere to these maintenance programs may increase over time, based on the age of the equipment or due to FAA airworthiness directives (“ADs”).

Under the ADs issued pursuant to the FAA’s Aging Aircraft Program, we are subject to extensive aircraft examinations and may be required to undertake structural modifications to our fleet from time to time to address any problems of corrosion and structural fatigue. The FAA has issued increased inspection and maintenance requirements depending on aircraft type and ADs requiring certain additional aircraft modifications. We believe all aircraft in our fleet are in compliance with all existing ADs. It is possible, however, that additional ADs applicable to the types of aircraft or engines included in our fleet could be issued in the future and that the cost of complying with such ADs could be substantial.

Under our FAA-approved maintenance programs, all Heavy Maintenance is currently performed by third-party service providers that are compensated on a time-and-material basis as we believe they provide the most reliable and efficient means of maintaining our aircraft fleet.

Insurance

We maintain insurance of the types and in amounts deemed adequate and consistent with current industry standards. Principal coverage includes: liability for injury to members of the public, including passengers; injury to crewmembers and ground staff; damage to our property and that of others; and loss of, or damage to, flight equipment, whether on the ground or in flight.

Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general and the insured carrier in particular. Terrorist attacks and other adverse events involving aircraft could result in increases in insurance costs and could affect the price and availability of such coverage. We participate in an insurance pooling arrangement with DHL and its partners. This allows us to obtain aviation hull and liability, war-risk hull and cargo loss, crew, third-party liability insurance and hull deductible coverage at reduced rates from the commercial insurance providers. If we are no longer included in this arrangement for any reason or if pool members have coverage incidents, we may incur higher insurance costs.

Prior to December 2014, we purchased war-risk insurance coverage through a program administered by the FAA. After the FAA discontinued this program in December 2014, our war-risk insurance is now covered by commercial insurance providers.

Governmental Regulation

General.   Atlas and Polar are subject to regulation by the U.S. Department of Transportation (“DOT”) and the FAA, among other U.S. and foreign government agencies. The DOT primarily regulates economic issues affecting air service, such as certification, fitness and citizenship, competitive practices, insurance and consumer protection. The DOT has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority or seek criminal sanctions. Atlas and Polar each hold DOT-issued certificates of public convenience and necessity plus exemption authority to engage in scheduled air transportation of property and mail in domestic, as well as enumerated international markets, and charter air transportation of property and mail on a worldwide basis. Atlas additionally holds worldwide passenger charter authority.

The DOT conducts periodic evaluations of each air carrier’s fitness and citizenship. In the area of fitness, the DOT seeks to ensure that a carrier has the managerial competence, compliance disposition and financial resources needed to conduct the operations for which it has been certificated. Additionally, each U.S. air carrier must remain a U.S. citizen by (i) being organized under the laws of the United States or a state, territory or possession thereof; (ii) requiring its president and at least two-thirds of its directors and other managing officers to be U.S. citizens; (iii) allowing no more than 25% of its voting stock to be owned or controlled, directly or indirectly, by foreign nationals and (iv) not being otherwise subject to foreign control. The DOT broadly interprets “control” to exist when an individual or entity has the potential to exert substantial influence over airline decisions through affirmative action or the threatened withholding of consents and/or approvals. We believe the DOT will continue to find Atlas’ and Polar’s fitness and citizenship favorable.

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

In December 2011, the FAA adopted a rule to impose new flight and duty time requirements with the stated goal of reducing pilot fatigue. The rule took effect on January 14, 2014. The rule applies to our passenger operations but not to our all-cargo operations. The Independent Pilots Association, representing the pilots of United Parcel Service, Inc. (“UPS”), have filed a judicial appeal, in which they are challenging the FAA decision not to include all-cargo operations in the rule. The proceeding was suspended pending FAA completion of a new cost-benefit analysis. On December 8, 2014, after completing that analysis, the FAA issued a final supplemental regulatory evaluation showing an even greater disparity between costs and benefits. The court case has been reactivated. Should the appeal be successful or the FAA decides either on its own initiative or pursuant to Congressional directive to change the final rule to include all-cargo operations, that would result in a material increase in crew costs for Atlas and Polar, as well as air carriers that predominately fly nighttime and long-haul flights. It could also have a material impact on our business, results of operations and financial condition by limiting crew scheduling flexibility and increasing operating costs, especially with respect to long-range flights.

International.   Air transportation in international markets (the vast majority of markets in which Atlas and Polar operate) is subject to extensive additional regulation. The ability of Atlas and Polar to operate in other countries is governed by aviation agreements between the United States and the respective countries (in the case of Europe, the European Union (the “EU”)) or, in the absence of such an agreement, by principles of reciprocity. Sometimes, aviation agreements restrict the number of carriers that may operate, their frequency of operation, or the routes over which they may fly. This makes it necessary for the DOT to award route and operating rights to U.S. air carrier applicants through competitive route proceedings. International aviation agreements are periodically subject to renegotiation, and changes in U.S. or foreign governments could result in the alteration or termination of such agreements, diminish the value of existing route authorities or otherwise affect Atlas’ and Polar’s international operations. Foreign government authorities also impose substantial licensing and business registration requirements and, in some cases, require the advance filing and/or approval of schedules or rates. Moreover, the DOT and foreign government agencies typically regulate alliances and other commercial arrangements between U.S. and foreign air carriers, such as the ACMI and CMI arrangements that Atlas maintains. Approval of these arrangements is not guaranteed and may be conditional. In addition, approval during one time period does not guarantee approval in future periods.

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

Access to the New York airspace presents an additional challenge. Because of congestion in the New York area, especially at John F. Kennedy International Airport (“JFK”), the FAA imposes hourly limits on JFK operations of those carriers offering scheduled services and recently proposed to place limits on Charter flights.

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

In October 2013, the International Civil Aviation Organization (“ICAO”) reached a non-binding agreement to address climate change by developing global-market-based measures to assist in achieving carbon neutral growth beginning in 2020. The ICAO is directing the effort in the hope of securing a definitive agreement in 2016. Additionally, the EU continues to pursue a parallel track through its Emissions Trading Scheme (“ETS”), which, in recognition of the ongoing ICAO effort, has been suspended with respect to flights to/from the EU and currently applies only to intra-EU flying. Following the end of every year, to the extent the ETS applies, each airline must tender the number of carbon emissions allowances (“Allowances”) corresponding to carbon emissions generated by its flight activity during the year. If the airline’s flight activity during the year has produced carbon emissions exceeding the number of Allowances that it has been awarded, the airline must acquire Allowances from other airlines in the open market. There can be no assurance that the EU will maintain the current suspension of the ETS to all flights except intra-EU flying or that the ICAO will not ultimately adopt a similarly costly measure.

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

Civil Reserve Air Fleet.   As part of our Charter business, Atlas and Polar both participate in the U.S. Civil Reserve Air Fleet (“CRAF”) Program, which permits the U.S. Department of Defense to utilize participants’ aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft. Participation in the CRAF Program could adversely restrict our commercial business in times of national emergency. Under the CRAF Program, contracts with the AMC typically cover a one-year period. We have made a substantial number of our aircraft available for use by the U.S. military in support of their operations and we operate such flights pursuant to cost-plus contracts. Atlas bears all direct operating costs for both passenger and cargo aircraft, which include fuel, insurance, overfly, landing and ground handling expenses. However, the price of fuel used during AMC flights is fixed by the U.S. military. The contracted charter rates (per mile) and fuel prices (per gallon) are fixed by the AMC generally for twelve-month periods. We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for the AMC Charter flights exceeds the fixed price. If the price of fuel paid by us is less than the fixed price, then we pay the difference to the AMC.

Airlines may participate in the CRAF Program either alone or through a teaming arrangement. We are a member of the team led by FedEx Corporation (“FedEx”). We pay a commission to the FedEx team, based on the revenues we receive under our AMC contracts. The AMC buys cargo capacity on two basis: a fixed basis, which is awarded both annually and quarterly, and expansion flying, which is awarded on an as-needed basis throughout the contract term. While the fixed business is predictable, Block Hour levels for expansion flying are difficult to predict and thus are subject to fluctuation.

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

Competition

The market for ACMI services is competitive. We believe that the most important basis for competition in the ACMI market is the efficiency and cost effectiveness of the aircraft assets and the scale, scope and quality of the outsourced operating services provided. Atlas is currently the only provider of ACMI services with the modern 747-8F aircraft. The primary providers presently in the 747-400F and 747-400 BCF/SF ACMI markets include the following: Atlas; Air Atlanta Icelandic; Kalitta Air, LLC; and Nippon Cargo Airlines. In addition, Southern Air, Inc. operates 777 aircraft in the CMI market.

The Charter market is also competitive, with a number of cargo operators that include Cargolux; Kalitta Air, LLC; Nippon Cargo Airline; and passenger airlines providing similar services utilizing both 747-400s and 747-200s. We believe that we offer a superior aircraft in the 747-400, and we will continue to develop new opportunities in the Charter market for 747-400 aircraft not otherwise deployed in our ACMI business.

The Dry Leasing business is also competitive. We believe that we have an advantage over other cargo aircraft lessors in this business as a result of our relationships in the cargo market and our insights and expertise as an operator of aircraft. Titan also competes in the passenger aircraft leasing market to develop key customer relationships, enter strategic geographic markets, and/or acquire feedstock aircraft for future freighter conversion. The primary competitors in the aircraft leasing market include GE Capital Aviation Services; AWAS; Guggenheim Aviation Partners, LLC; CIT Aerospace; Aviation Capital Group Corp.; Air Castle Ltd.; AerCap Holdings N.V.; Fly Leasing; and RBS Aviation Capital, among many others.

Fuel

Historically, aircraft fuel is one of the most significant expenses for us. During 2014, 2013 and 2012, fuel costs represented 24.9%, 27.9%, and 30.8%, respectively, of our total operating expenses. Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues, supply and demand, which we can neither control nor accurately predict. The following table summarizes our total fuel consumption and costs:

	2014	2013	2012
Gallons consumed (in thousands)	131,787	124,949	131,012
Average price per gallon, including tax	$3.07	$3.28	$3.33
Cost (in thousands)	$404,263	$410,353	$436,618

Our exposure to fluctuations in fuel price is limited to the commercial portion of our Charter business only. For this business, we shift a portion of the burden of price increases to commercial customers by imposing a surcharge. While we believe that fuel price volatility is partly reduced as a result of fuel surcharges, these surcharges do not completely offset the impact of any underlying increases in fuel prices in our Charter business. The ACMI segment has no direct fuel price exposure because ACMI and CMI contracts require our customers to pay for aircraft fuel. Similarly, we generally have no fuel price risk for AMC charters because the price is set under our contract, and we receive or make payments to adjust for price increases and decreases from the contractual rate.

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

Employees

Our business depends on highly qualified management, operations and flight personnel. As a percentage of our consolidated operating expenses, salaries, wages and benefits accounted for approximately 19.2% in 2014, 20.3% in 2013 and 20.7% in 2012. As of December 31, 2014, we had 1,724 employees, 943 of whom were pilots. We maintain a comprehensive training program for our pilots in compliance with FAA requirements, in which each pilot regularly attends recurrent training programs.

Pilots and flight dispatchers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represented approximately 55.9% of our workforce as of December 31, 2014. We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of our employees.

We have a five-year collective bargaining agreement with our pilots, which will not become amendable until September 2016. The terms of the agreement provide for a single pilot workforce that serves both Atlas and Polar.

We have a five-year collective bargaining agreement with the Atlas and Polar dispatchers, which will not become amendable until November 2017.

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

Airfreight demand has historically been highly dependent on global economic conditions, which remain volatile. If demand for our services, Yields or lease rates deteriorate, it could have a material adverse effect on our business, results of operations and financial condition.

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

Our operating revenues depend on our ability to effectively deploy the aircraft in our fleet and maintain high utilization of our aircraft at favorable rates. If we have underutilized aircraft, we would seek to redeploy those aircraft in our other lines of business or sell them. If we are unable to successfully redeploy our existing aircraft at favorable rates or sell them on favorable terms, it could have a material adverse effect on our business, results of operations and financial condition. In addition, if one or more of our aircraft are out of service for an extended period of time, our operating revenues would decrease and we may have difficulty fulfilling our obligations under one or more of our existing contracts. The loss of revenue resulting from any such business interruption, and the cost and potentially long lead time and difficulties in sourcing a replacement aircraft, could have a material adverse effect on our business, results of operations and financial condition.

Our substantial lease and debt obligations, including aircraft lease and other obligations, could impair our financial condition and adversely affect our ability to raise additional capital to fund our operations or capital requirements, all of which could limit our financial resources and ability to compete, and may make us vulnerable to adverse economic events.

As of December 31, 2014, we had total debt obligations of approximately $2.0 billion and total aircraft operating leases and other lease obligations of $1.1 billion. These obligations have increased significantly and will increase further if we enter into financing arrangements for future aircraft purchases. Our outstanding financial obligations could have negative consequences, including:

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

The Company, Polar and Polar Air Cargo LLC (“Old Polar”), formerly Polar Air Cargo, Inc., have been named defendants, along with a number of other cargo carriers, in several class actions in the United States arising from allegations about the pricing practices of a number of air cargo carriers that have now been consolidated for pretrial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company, Polar and Old Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of fuel and other surcharges, in violation of U.S. federal, state and EU antitrust laws. The suit seeks treble damages and injunctive relief.

In the United Kingdom, several groups of named claimants have brought suit against British Airways Plc (“British Airways”) in connection with the same alleged antitrust practices at issue in the proceedings described above and are seeking damages allegedly arising from that conduct. British Airways has filed claims in the lawsuit against Old Polar and other carriers for contribution should British Airways be found liable to claimants.

If Old Polar or the Company were to incur an unfavorable outcome in the litigation described above or in similar litigation or a related investigation, it could have a material adverse effect on our business, results of operations and financial condition.

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

Global trade flows are typically seasonal, and our business, including our ACMI customers’ business, experience seasonal variations.

Global trade flows are typically seasonal in nature, with peak activity occurring during the retail holiday season, which generally begins in September / October and lasts through most of December. Our ACMI and CMI contracts have contractual utilization minimums that typically allow our customers to cancel an agreed-upon percentage of the guaranteed hours of aircraft utilization over the course of a year. Our ACMI customers often exercise those cancellation options early in the first quarter of the year, when the demand for air cargo capacity is historically low following the seasonal holiday peak in the fourth quarter of the previous year. While our revenues typically fluctuate seasonally as described above, a significant proportion of the costs associated with our business, such as aircraft rent, depreciation and facilities costs, are fixed and cannot easily be reduced to match the seasonal drop in demand. As a result, our net operating results are typically subject to a high degree of seasonality.

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

The price of aircraft fuel is unpredictable and can be volatile. While we have been able to reduce our exposure to fuel risk significantly, we do bear some risk of fuel exposure for our Charter operations.

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

Our pilots are represented by the IBT under a five-year collective bargaining agreement signed in 2011. Our dispatchers are represented by the IBT under a five-year collective bargaining agreement signed in 2012. We are subject to risks of increased labor costs associated with having a partially unionized workforce, as well as a greater risk of work interruption or stoppage. We cannot provide assurance that disputes, including disputes with certified collective bargaining representatives of our employees, will not arise in the future or that any outcome of such disputes will result in an agreement on terms satisfactory to us.

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

We participate in an insurance pooling arrangement with DHL and its partners. This allows us to obtain aviation hull and liability, war-risk hull and cargo loss, crew, third-party liability insurance and hull deductible coverage at reduced rates from the commercial insurance providers. If we are no longer included in this arrangement for any reason or if pool members have coverage incidents, we may incur higher insurance costs.

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

We rely on third parties to provide certain essential services on our behalf, including maintenance, ground handling and flight attendants. In certain locations, there may be very few sources, or sometimes only a single source, of supply for these services. If we are unable to effectively manage these third parties, they may provide inadequate levels of support which could harm our customer relationships and have an adverse impact on our operations and the results thereof. Any material problems with the quality and timeliness of our contracted services, or an unexpected termination of those services, could have a material adverse effect on our business, results of operations and financial condition.

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

We are heavily and increasingly dependent on technology to operate our business. The computer and communications systems on which we rely could be disrupted due to various events, some of which are beyond our control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures, computer viruses, security breaches and cyber attacks. We have taken certain steps to implement business resiliency and cybersecurity to help reduce the risk of some of these potential disruptions. There can be no assurance, however, that the measures we have taken are adequate to prevent or remedy disruptions or failures of these systems. Any substantial or repeated failure of these systems could impact our operations and customer service, result in the loss of important data, loss of revenues, and increased costs, and generally harm our business. Moreover, a failure of certain of our vital systems could limit our ability to operate our flights for an extended period of time, which would have a material adverse impact on our business and operations.

Our ability to utilize net operating loss carryforwards for U.S. income tax purposes may be limited. In addition, we operate in multiple jurisdictions and may become subject to a wide range of income and other taxes.

As of December 31, 2014, we had approximately $823.7 million of federal net operating loss carryforwards for U.S. income tax purposes, net of unrecognized tax benefits and valuation allowance, which will expire through 2033, if not utilized. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of a corporation’s U.S. federal taxable income that can be offset by net operating losses (“NOLs”) if it experiences an “ownership change”, as defined. We experienced ownership changes, as defined, in 2004 and 2009. Accordingly, the use of our NOLs generated prior to these ownership changes is subject to an annual limitation. If certain changes in our ownership occur prospectively, there could be an additional annual limitation on the amount of utilizable carryforwards, which could have a material adverse impact on our business, results of operations and financial condition.

We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes. If our operations become subject to significant income and other taxes, this could have a material adverse impact on our business, results of operations and financial condition.

Risks Related to Our ACMI Business

We depend on a limited number of significant customers for our ACMI business and the loss of one or more of such customers could materially adversely affect our business, results of operations and financial condition.

Our ACMI business depends on a limited number of customers, which has typically averaged between six and eight. In addition, as a percentage of our total operating revenue, Polar accounted for 18.1% in 2014, 17.8% in 2013 and 16.5% in 2012. We typically enter into long-term ACMI and CMI contracts with our customers. The terms of our existing contracts are scheduled to expire on a staggered basis. There is a risk that any one of our significant ACMI or CMI customers may not renew their contracts with us on favorable terms or at all, perhaps due to reasons beyond our control. For example, certain of our airline ACMI customers may not renew their ACMI contracts with us because they decide to exit the dedicated cargo business or as they take delivery of new aircraft in their own fleet. Select customers have the opportunity to terminate their long-term agreements in advance of the expiration date, following a significant amount of notice to allow for remarketing of the aircraft. Such agreements generally contain an early termination fee paid by the customer.

Entering into ACMI and CMI contracts with new customers generally requires a long sales cycle, and as a result, if our contracts are not renewed, and there is a resulting delay in entering into new contracts, it could have a material adverse impact on our business, results of operations and financial condition.

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

Risks Related to Our Charter Business

We derive a significant portion of our revenues from the AMC, and a substantial portion of these revenues have been generated pursuant to expansion flying, as opposed to fixed contract arrangements with the AMC. We expect the revenues from the AMC to continue to decline from current levels.

As a percentage of our total operating revenue, revenue derived from the AMC was approximately 18.7% in 2014, 21.5% in 2013 and 29.7% in 2012. Historically, the revenues derived from expansion flights for the AMC significantly exceeded the value of the fixed flight component of our AMC contract.

Revenues from the AMC are derived from one-year contracts. Our AMC contract generally runs from October 1 through September 30 of each year. Changes in national and international political priorities can significantly affect the volume of business from the AMC. Any decrease in U.S. military activity could reduce revenue from the AMC. In addition, our share of the total business from the AMC depends on several factors, including the total fleet size we commit to the CRAF program and the total number of aircraft deployed by our teaming arrangement partners and competitors in the program.

The AMC also holds all carriers to certain on-time performance requirements as a percentage of flights flown and, as a result of reduced AMC demand, it has become more difficult to comply with those requirements. To the extent that we fail to meet those performance requirements or if we fail to pass bi-annual AMC audits, revenues from our business with the AMC could decline through a suspension or termination of our AMC contract. Our revenues could also decline due to a reduction in the revenue rate we are paid by the AMC, a greater reliance by the AMC on its own fleet or a reduction in our allocation of AMC flying. Any reduction in our AMC flying could also negatively impact our Charter revenue from commercial customers for trips related to one-way AMC missions. We expect revenues and profitability from our business with the AMC to continue to decline from current levels as the U.S. military continues to withdraw troops from areas of conflict around the world. If we are unable to effectively deploy the resultant capacity, it could have a material adverse effect on our business, results of operations and financial condition.

Our business with the AMC is sensitive to teaming arrangements which affect our relative share of AMC flying and the associated revenue. If one of our team members reduces its commitments or withdraws from the program, or if other carriers on other teams commit additional aircraft, our share of AMC flying may decline. In addition, any changes made to the commissions that we pay or receive for AMC flying or changes to the contracting mechanism could impact the revenues or profitability of this business.

Each year, the AMC allocates its air capacity requirements to different teams of participating airlines based on a mobilization value point system that is determined by the amount and types of aircraft that each team of airlines pledges to the program. We participate in the program through a teaming arrangement with other airlines, led by FedEx. Our team is one of two major teams participating in the program during our current contract year. Several factors could adversely affect the amount of AMC flying that is allocated to us, including:

•	changes in the contracting mechanism;

•	the formation of new competing teaming arrangements;

•	the withdrawal of any of our team’s current partners, especially FedEx;

•	a reduction of the number of aircraft pledged by us or other members of our team; or

•	increased participation of other carriers on other teams.

Any changes that would result in a reduction in our share of, or profitability from, AMC flying could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Dry Leasing Business

Any default by our Dry Lease customers, including (but not limited to) failure to make timely payments or failure to properly maintain our aircraft, could adversely affect our financial results

Our Dry Leasing business depends on the ability of our customers to satisfy their obligations under our leases, which may be affected by factors outside our control, including but not limited to: supply and demand of aircraft; competition; economic conditions; the price and availability of jet fuel; government regulations; the availability and cost of financing; and their overall financial condition and cash flow. Any default by our customers can result in reduced cash flow, termination of the lease and repossession of the related aircraft, any of which could have a material adverse effect on our business, results of operations and financial condition.

Dry Leasing customers are primarily responsible for maintaining our aircraft. Although we require many of our customers to pay us supplemental maintenance revenue, failure of a customer to perform required maintenance during the lease term could result in higher maintenance costs, a decrease in the value of our aircraft, the inability to re-lease aircraft at favorable rates, if at all, or impairment charges, which could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO OUR INDUSTRY

The market for air cargo services is competitive and if we are unable to compete effectively, we may lose current customers or fail to attract new customers. We could also be adversely affected if a large number of long-haul freighter aircraft or freighter aircraft of different equipment types are introduced into the market.

Each of the markets we participate in is competitive and fragmented. We offer a broad range of aviation services and our competitors vary by geographic market and type of service and include other international and domestic contract carriers, regional and national ground handling and logistics companies, internal cargo units of major airlines and third party cargo providers. Competition in the air cargo and transportation market is influenced by several key factors, including quality, price and availability of assets and services. Regulatory requirements to operate in the U.S. domestic air cargo market have been reduced, facilitating the entry into domestic markets by non-U.S. air cargo companies. If we were to lose any major customers and/or fail to attract customers, it could have an adverse effect on our business, results of operations and financial condition.

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

Our operations and our customers’ operations are subject to complex aviation and transportation laws and regulations, including Title 49 of the U.S. Code, under which the DOT and the FAA exercise regulatory authority over air carriers. In addition, our business activities and our customers’ business activities fall within the jurisdiction of various other federal, state, local and foreign authorities, including the U.S. Department of Defense, the TSA, U.S. Customs and Border Protection, the U.S. Treasury Department’s Office of Foreign Assets Control and the U.S. EPA. In addition, other countries in which we operate have similar regulatory regimes to which we are subjected. These laws and regulations may require us to maintain and comply with the terms of a wide variety of certificates, permits, licenses, noise abatement standards, maintenance and other requirements and our failure to do so could result in substantial fines or other sanctions. These U.S. and foreign aviation regulatory agencies have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with provisions of law or applicable regulations and may impose civil or criminal penalties for violations of applicable rules and regulations. Such fines or sanctions, if imposed, could have a material adverse effect on our mode of conducting business, results of operations and financial condition.

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

Foreign governments also place temporal and other restrictions on the ability of their own airlines to use aircraft operated by other airlines. For example, as a result of EU regulations finalized in 2008, EU airlines generally secure aircraft capacity from U.S. and other non-EU airlines for a maximum of two seven-month periods. This restriction could negatively impact our revenue and profitability. Additionally, the European Aviation Safety Agency (“EASA”) requires that the aircraft capacity secured from and operated by non-EU airlines meet internationally set standards and additional EASA requirements. These and other similar regulatory developments could have a material adverse effect on our business, results of operations and financial condition.

Initiatives to address global climate change may adversely affect our business and increase our costs.

To address climate change, governments continue to pursue various means to reduce aviation-related greenhouse gas emissions. Measures that are ultimately adopted could result in substantial costs for us.

In October 2013, the ICAO reached a non-binding agreement to address climate change by developing global-market-based measures to assist in achieving carbon neutral growth beginning in 2020. The ICAO is directing the effort in the hope of securing a definitive agreement in 2016. Additionally, the EU continues to pursue a parallel track through its ETS, which, in recognition of the ongoing ICAO effort, has been suspended with respect to flights to/from the EU and currently applies only to intra-EU flying. Following the end of every year, to the extent the ETS applies, each airline must tender the number of Allowances corresponding to carbon emissions generated by its flight activity during the year. If the airline’s flight activity during the year has produced carbon emissions exceeding the number of carbon emissions allowances that it has been awarded, the airline must acquire Allowances from other airlines in the open market. There can be no assurance that the EU will maintain the current suspension of the ETS to all flights except intra-EU flying or that the ICAO will not ultimately adopt a similarly costly measure.

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

In 2009, following expressions of concern about pilot fatigue on certain long-range flights, the FAA convened an Aviation Rulemaking Committee comprised of various aviation stakeholders to recommend changes to the flight and duty time rules applicable to pilots. This was followed in 2010 by FAA issuance of a notice of proposed rulemaking containing new proposed flight and duty time rules. In December 2011, following the completion of a lengthy rulemaking process intended to reduce pilot fatigue, the FAA adopted a final rule containing new flight and duty time limitations and rest requirements. The rule went into effect in January 2014, resulting in more stringent scheduling requirements for pilots operating our passenger flights.

Finding that the costs of applying the new rule to all-cargo flights would greatly exceed the benefits, the FAA decided not to apply the rule to all-cargo operations. The Independent Pilots Association, representing UPS pilots, filed a judicial appeal of the FAA decision to exclude all-cargo operations from the rule. The proceeding was suspended pending FAA completion of a new cost-benefit analysis. On December 8, 2014, after completing that analysis, the FAA issued a final supplemental regulatory evaluation showing an even greater disparity between costs and benefits. The court case has been reactivated. Should the appeal be successful or the FAA decide either on its own initiative or pursuant to Congressional directive to change the final rule to include all-cargo operations, it would result in a material increase in crew costs for the Company, as well as air carriers that predominately fly nighttime and long-haul flights. It could also have a material impact on our business, results of operations and financial condition by limiting crew scheduling flexibility and increasing operating costs, especially with respect to long-range flights.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

U.S. citizenship requirements may limit common stock voting rights.

Under U.S. federal law and DOT requirements, we must be owned and actually controlled by “citizens of the United States,” a statutorily defined term requiring, among other things, that not more than 25% of our issued and outstanding voting stock be owned and controlled, directly or indirectly, by non-U.S. citizens. The DOT periodically conducts airline citizenship reviews and, if it finds that this requirement is not met, may require adjustment of the voting rights of the airline’s issued shares.

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

The trading price of our common shares is subject to material fluctuations in response to a variety of factors, including quarterly variations in our operating results, conditions of the airfreight market and global economic conditions or other events and factors that are beyond our control.

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

Aircraft

The following tables provide information about AAWW’s aircraft and customer-provided aircraft, not including retired or permanently parked aircraft, as of December 31, 2014:

AAWW Aircraft

Aircraft Type	Tail #	Configuration	Ownership	Financing Type
ACMI and Charter Segments
747-8F	N850GT	Freighter	Owned	Notes
747-8F	N851GT	Freighter	Owned	Notes
747-8F	N852GT	Freighter	Owned	Notes
747-8F	N853GT	Freighter	Owned	Notes
747-8F	N854GT	Freighter	Owned	Notes
747-8F	N855GT	Freighter	Owned	Notes
747-8F	N856GT	Freighter	Owned	Term Loan
747-8F	N857GT	Freighter	Owned	Term Loan
747-8F	N858GT	Freighter	Owned	Term Loan
747-400	N409MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N475GT	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N493MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N477GT	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N476GT	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N496MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N499MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N408MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N412MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N492MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N497MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N498MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N415MC	Freighter	Leased	Operating Lease
747-400	N416MC	Freighter	Leased	Operating Lease
747-400	N418MC	Freighter	Leased	Operating Lease
747-400	N450PA	Freighter	Leased	Operating Lease
747-400	N451PA	Freighter	Leased	Operating Lease
747-400	N452PA	Freighter	Leased	Operating Lease
747-400	N453PA	Freighter	Leased	Operating Lease
747-400	N454PA	Freighter	Leased	Operating Lease
747-400	N419MC	Freighter	Owned	None
747-400	N429MC	Converted Freighter	Owned	None
747-400	N464MC	Passenger	Owned	Term Loan
747-400	N465MC	Passenger	Owned	Term Loan
767-300ER	N640GT	Passenger	Owned	Term Loan
767-300ER	N641GT	Passenger	Owned	Term Loan
767-300ER	N642GT	Passenger	Owned	Term Loan

Dry Leasing Segment
777-200LRF	38969	Freighter	Owned	Term Loan
777-200LRF	37138	Freighter	Owned	Term Loan
777-200LRF	39286	Freighter	Owned	Term Loan
777-200LRF	36200	Freighter	Owned	Term Loan
777-200LRF	36201	Freighter	Owned	Term Loan
777-200LRF	35606	Freighter	Owned	Notes
757-200	B-2808	Freighter	Owned	None
737-800	29681	Passenger	Owned	Term Loan
737-800	35071	Passenger	Owned	None
737-300	26284	Freighter	Owned	None

The following table summarizes AAWW’s aircraft as of December 31, 2014:

Aircraft Type	Configuration	Owned	Operating Leased	Total	Average Age Years
ACMI and Charter Segments
747-8F	Freighter	9	—	9	2.4
747-400	Freighter	8	13	21	14.9
747-400	Converted Freighter	1	—	1	24.2
747-400	Passenger	2	—	2	23.7
767-300ER	Passenger	3	—	3	22.6

Total		23	13	36	13.2

Dry Leasing Segment
777-200LRF	Freighter	6	—	6	4.0
757-200	Freighter	1	—	1	25.4
737-800	Passenger	2	—	2	7.5
737-300	Freighter	1	—	1	22.1

Total		10	—	10	8.7

Total Fleet		33	13	46	12.2

Lease expirations for our operating leased aircraft included in the above tables range from February 2020 to February 2025.

Customer-provided Aircraft for our CMI Service

The following table summarizes customer-provided aircraft as of December 31, 2014:

Aircraft Type	Tail #	Configuration	Ownership
747-400	263	Passenger	Sonangol*
747-400	322	Passenger	Sonangol*
747-400	718	Dreamlifter	Boeing**
747-400	747	Dreamlifter	Boeing**
747-400	249	Dreamlifter	Boeing**
747-400	780	Dreamlifter	Boeing**
767-200	650	Freighter	DHL
767-200	651	Freighter	DHL
767-200	652	Freighter	DHL
767-200	653	Freighter	DHL
767-200	655	Freighter	DHL
767-200	767	Passenger	MLW***
767-300	643	Freighter	DHL
767-300	644	Freighter	DHL

*	Aircraft owned by the Sonangol Group, the multinational energy company of Angola.
**	Aircraft owned by The Boeing Company (“Boeing”)
***	Aircraft owned by MLW Air, LLC (“MLW Air”).

Ground Facilities

Our principal office is located in Purchase, New York, where we lease approximately 120,000 square feet under a long-term lease, for which the current term expires in 2017 with certain renewal options. This office includes both operational and administrative support functions, including flight and crew operations, maintenance and engineering, material management, human resources, legal, sales and marketing, finance and information technology. In addition, we lease a variety of smaller offices and ramp space at various station and regional locations generally on a short-term basis.

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

Market Information

Since 2006, our common stock has been traded on The NASDAQ Global Select Market under the symbol “AAWW”.

Market Price of Common Stock

The following table sets forth the closing high and low sales prices per share of our common stock for the periods indicated.

	High	Low
2014 Quarter Ended
December 31	$49.30	$31.40
September 30	$37.64	$32.00
June 30	$39.58	$34.23
March 31	$43.85	$30.13

2013 Quarter Ended
December 31	$49.64	$36.40
September 30	$48.50	$42.43
June 30	$47.10	$37.40
March 31	$47.89	$40.76

The last reported sale price of our common stock on The NASDAQ National Market on December 31, 2014 was $49.30 per share. As of February 3, 2015, there were approximately 24.8 million shares of our common stock issued and outstanding, and 55 holders of record of our common stock.

See Note 15 to our Financial Statements for a discussion of our stock repurchase program.

Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2014.

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

Performance Graph

The following graph compares the performance of AAWW common stock to the Russell 2000 Index, the Dow Jones Transportation Average and the NYSE Airline Index for the period beginning December 31, 2009 and ending on December 31, 2014. As the Dow Jones Transportation Average is the most widely recognized gauge of the transportation industry, we added it as a replacement for the NYSE Airline Index. The comparison assumes $100 invested in each of our common stock, the Russell 2000 Index, the Dow Jones Transportation Average and the NYSE Airline Index and reinvestment of all dividends. The Standard & Poor’s 500 Stock Index has been eliminated from the presentation as AAWW is a member of the Russell 2000 Index, and we believe that such index better reflects our performance.

Total Return Between 12/31/09 and 12/31/14

Cumulative Return	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14
AAWW	$100.00	$149.88	$103.17	$118.98	$110.47	$132.35
Russell 2000 Index	$100.00	$125.31	$118.47	$135.81	$186.07	$192.63
NYSE Airline Index	$100.00	$139.11	$95.98	$130.92	$206.36	$308.22
Dow Jones Transportation Average	$100.00	$124.57	$122.44	$129.45	$180.52	$222.94

ITEM 6.	SELECTED FINANCIAL DATA

The selected balance sheet data as of December 31, 2014 and 2013 and the selected statements of operations data for the years ended December 31, 2014, 2013 and 2012 have been derived from our audited Financial Statements included elsewhere in this Report. The selected balance sheet data as of December 31, 2012, 2011 and 2010, and selected statements of operations data for the years ended December 31, 2011 and 2010 have been derived from our audited Financial Statements not included in this Report.

In the following table, all amounts are in thousands, except for per share data.

	2014	2013	2012	2011	2010
Statement of Operations Data:
Total operating revenues	$1,799,198	$1,656,900	$1,646,032	$1,398,216	$1,337,774

Total operating expenses	1,623,226	1,470,110	1,419,541	1,247,116	1,109,888

Operating income	175,972	186,790	226,491	151,100	227,886

Net income	102,227	93,989	129,714	96,309	142,956
Less: Net income / (loss) Attributable to noncontrolling interests	(4,530)	152	(213)	226	1,146

Net income Attributable to Common Stockholders	$106,757	$93,837	$129,927	$96,083	$141,810

Earnings per share (Basic)	$4.26	$3.67	$4.92	$3.66	$5.50

Earnings per share (Diluted)	$4.25	$3.66	$4.89	$3.64	$5.44

Balance Sheet Data:
Total assets	$4,101,620	$3,718,259	$3,152,685	$2,390,998	$1,936,102
Long-term debt (less current portion) *	$1,782,744	$1,539,139	$1,149,282	$680,009	$391,036
Total equity	$1,417,795	$1,322,125	$1,288,104	$1,141,375	$1,050,090

*	See Note 7 to our Financial Statements for further discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements included in Item 8 of this report.

Business Overview

We are a leading global provider of outsourced aircraft and aviation operating services, operating the world’s largest fleet of 747 freighters, as well as operating 747 and 767 passenger aircraft and 767 freighters. We also own and Dry Lease a fleet of aircraft, including six 777 freighters. We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale. Our customers include airlines, express delivery providers, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

We believe that the following competitive strengths will allow us to capitalize on opportunities that exist in the global airfreight industry:

Market leader with leading-edge technology and innovative, value-creating solutions:

The 747-8F is the most efficient long-haul wide-body commercial freighter currently available and we are currently the only operator offering these aircraft to the ACMI market. Our current fleet includes nine 747-8F aircraft, twenty-two 747-400 freighter aircraft and two 747-400 and three 767-300ER passenger aircraft. Our CMI customers provide us with two 747-400 passenger aircraft, five 767-200 cargo aircraft, two 767-300 cargo aircraft, four Dreamlifters and one VIP-configured 767-200 passenger aircraft, which are included in our operating fleet statistics. Our operating model deploys our aircraft to drive maximum utilization and value from our fleet. The scale of our fleet enables us to have aircraft available globally to respond to our customers’ needs, both on a planned and ad hoc basis. We believe that this provides us with a commercial advantage over our competitors that operate with smaller and less flexible fleets.

Our nine new 747-8F aircraft, which have improved operating performance relative to the 747-400, help us maintain our industry leading position. Both the 747-8F and 747-400, the core of our ACMI segment, are industry leaders for operating performance in the intercontinental air freighter market due to cost and capacity advantages over other freighters.

We significantly expanded our Dry Leasing business with the acquisition of three 777-200LRF aircraft in 2013 and three in 2014. All six aircraft are Dry Leased to customers on a long-term basis. The addition of the 777 freighters further diversifies our business mix with leading-edge technology.

Stable base of contractual revenue and reduced operational risk:

Our focus on providing long-term contracted aircraft and operating solutions to customers stabilizes our revenues and reduces our operational risk. Typically, ACMI and CMI contracts with customers generally range from two to five years, although some contracts have shorter or longer durations. Dry Leasing contracts with customers generally range from five to twelve years. Under ACMI, CMI and Dry Leasing, our customers assume fuel, demand and Yield risk resulting in reduced operational risk for AAWW. ACMI, CMI and Dry Leasing contracts typically provide us with a guaranteed minimum level of revenue and target level of profitability.

Our contract with DHL includes the allocation of blocked space capacity on a long-term basis for up to 20 years. This arrangement eliminates fuel, demand and Yield risks, similar to the rest of our ACMI business, for a minimum of six 747-400 aircraft, with an additional five 747-8F aircraft and one 747-400 aircraft under separate agreements.

Focus on asset optimization:

By managing the largest fleet of 747 freighter aircraft, we achieve significant economies of scale in areas such as aircraft maintenance, crew efficiency, crew training, inventory management and purchasing.

Our mix of aircraft is closely aligned with our customer needs. We believe that our 747-8F and 747-400 fleet are well-suited to meet the current and anticipated requirements of our customers.

We continually evaluate our fleet to ensure that we offer the most efficient and effective mix of aircraft. Our service model is unique in that we offer a portfolio of operating solutions that complement our freighter aircraft businesses. We believe this allows us to improve the returns we generate from our asset base by allowing us to flexibly redeploy aircraft to meet changing market conditions, ensuring the maximum utilization of our fleet. Our Charter services complement our ACMI services by allowing us to increase aircraft utilization during open time and to react to changes in demand and Yield in these segments. We have employees situated around the globe who closely monitor demand for commercial charter services in each region, enabling us to redeploy available aircraft quickly. We also endeavor to manage our portfolio to stagger contract terms to mitigate our remarketing risks and aircraft down time.

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

Business Strategy

Our strategy includes the following:

Aggressively manage our fleet with a focus on leading-edge aircraft:

We continue to actively manage our fleet of leading-edge wide-body freighter aircraft to meet customer demands. The 747-8F aircraft are primarily utilized in our ACMI business while our 747-400s are utilized in our ACMI and Charter business. We aggressively manage our fleet and will evaluate potential opportunities for adding incremental aircraft to ensure that we provide our customers with the most efficient aircraft to meet their needs.

We have expanded our Dry Leasing business with the addition of six modern, efficient 777-200LRF aircraft and will continue to explore opportunities to invest in additional aircraft.

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

Our ACMI results for 2014, compared with 2013, were impacted by the following events:

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

•	In April and early May 2014, British Airways returned three 747-8F aircraft. In May and October 2014, the three 747-8F aircraft were placed in ACMI service for DHL, replacing one 747-400F aircraft.

•	In October 2014, we also began ACMI flying one additional 747-400F aircraft for DHL, increasing the number of 747 freighter aircraft in ACMI service for DHL to twelve.

•	In November 2014, we began ACMI flying a 747-400F aircraft for Etihad, which was the second 747-400F aircraft in its global network.

In August 2014, we agreed with DHL to operate four additional 767-200 freighters owned by DHL in its North American network. We expect to begin CMI flying all four aircraft during the first quarter of 2015.

In February 2015, we agreed with DHL to operate one additional 747-8F aircraft, which will initially replace a 747-400F aircraft. We expect to begin flying the 747-8F aircraft for DHL during the first quarter of 2015 following the aircraft’s transition from Panalpina Air & Ocean Ltd.

Charter Block Hours increased during 2014, reflecting stronger demand and our redeployment of 747-8F and 747-400F aircraft from ACMI during remarketing periods, partially offset by the continuing reduction in demand from the AMC.

As a result of the continuing volatility in the air freight markets, we continually assess our 747-400F aircraft requirements and will make adjustments to our capacity as necessary. Some of these actions may involve grounding or disposing of aircraft, which could result in asset impairments or other charges in future periods.

In 2013, we purchased three recently-manufactured Boeing 777-200LRF aircraft that are being Dry Leased by Titan to customers on a long-term basis. In the first quarter of 2014, we purchased three additional recently-manufactured Boeing 777-200LRF aircraft that are being Dry Leased by Titan to a customer on a long-term basis.

Results of Operations

Years Ended December 31, 2014 and 2013

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics in:

	2014	2013	Increase / (Decrease)	Percent Change
Block Hours
ACMI	115,042	115,358	(316)	(0.3)%
Charter:
Cargo	31,612	30,816	796	2.6%
Passenger	13,085	11,713	1,372	11.7%
Other	1,351	1,050	301	28.7%

Total Block Hours	161,090	158,937	2,153	1.4%

Revenue Per Block Hour
ACMI	$6,764	$6,545	$219	3.3%
Charter:
Cargo	$20,217	$19,829	$388	2.0%
Passenger	$20,449	$20,609	$(160)	(0.8)%
Charter Fuel
Average fuel cost per gallon	$3.07	$3.28	$(0.21)	(6.4)%
Fuel gallons consumed (000s)	131,787	124,949	6,838	5.5%

Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	8.5	7.8	0.7
747-400 Cargo	12.0	12.6	(0.6)
747-400 Dreamlifter	3.1	1.8	1.3
767-300 Cargo	2.0	1.8	0.2
767-200 Cargo	5.0	5.0	—
747-400 Passenger	1.2	1.3	(0.1)
767-300 Passenger	—	0.2	(0.2)
767-200 Passenger	1.0	0.5	0.5

Total	32.8	31.0	1.8
Charter
747-8F Cargo	0.5	0.6	(0.1)
747-400 Cargo	9.0	10.3	(1.3)
747-400 Passenger	1.7	1.7	—
767-300 Passenger	2.9	2.8	0.1

Total	14.1	15.4	(1.3)

	2014	2013	Increase / (Decrease)
Dry Leasing
777-200 Cargo	6.0	1.7	4.3
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	2.0	2.0	—

Total	10.0	5.7	4.3

Total Operating Aircraft	56.9	52.1	4.8

Out-of-service**	1.0	0.9	0.1

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft are completely unencumbered.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$778,091	$755,008	$23,083	3.1%
Charter	906,676	852,452	54,224	6.4%
Dry Leasing	100,059	35,168	64,891	NM
Other	14,372	14,272	100	0.7%

Total Operating Revenue	$1,799,198	$1,656,900	$142,298	8.6%

NM represents year-over-year changes are not meaningful.

ACMI revenue increased $23.1 million, or 3.1%, primarily due to increased 747-8F and CMI flying, partially offset by lower 747-400 flying by certain ACMI customers. ACMI Revenue per Block Hour was $6,764 for 2014, compared with $6,545 in 2013, an increase of $219 per Block Hour, or 3.3%. ACMI Block Hours of 115,042 were relatively unchanged. Blocks Hours were impacted by lower 747-400 flying by certain ACMI customers and the return of three 747-8F aircraft from British Airways in April and early May of 2014. Partially offsetting these reductions were improvements from the placement of three additional 747-8F aircraft with DHL in May and November 2014, the start-up of ACMI 747-8F flying for BST Logistics in February 2014 and Etihad in May 2013, and the start-up of ACMI 747-400 flying for Astral Aviation in September 2013. Block Hours were also positively impacted by an increase in CMI flying for Boeing, the start-up of CMI 767-200 passenger aircraft flying for MLW Air during the third quarter of 2013 and an increase in ACMI 747-400 flying for short-term holiday season customers.

Charter revenue increased $54.2 million, or 6.4%, primarily driven by an increase in both passenger and cargo flying, and an increase in Revenue per Block Hour. Charter Block Hours were 44,697 in 2014 compared with 42,529 in 2013, an increase of 2,168 Block Hours, or 5.1%. The increase in Charter Block Hours was primarily driven by incremental passenger flying for the AMC as former competitors exited the Charter market and increased commercial cargo demand. Charter Revenue per Block Hour was $20,285 for 2014, compared with $20,044 in 2013, an increase of $241 per Block Hour, or 1.2%. This increase reflects the impact of Charter revenue on subcontracted Charter flights with no associated Block Hours, partially offset by reduced market rates primarily driven by lower fuel prices.

Dry Leasing revenue increased $64.9 million, primarily due to the acquisition of three 777-200LRF aircraft in the first quarter of 2014, two 777-200LRF aircraft in the third quarter of 2013 and one 777-200LRF aircraft in the first quarter of 2013 that are being Dry Leased to customers on a long-term basis.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$404,263	$410,353	$(6,090)	(1.5)%
Salaries, wages and benefits	311,143	299,136	12,007	4.0%
Maintenance, materials and repairs	203,567	162,972	40,595	24.9%
Aircraft rent	140,390	160,415	(20,025)	(12.5)%
Navigation fees, landing fees and other rent	131,138	90,733	40,405	44.5%
Depreciation and amortization	120,793	86,389	34,404	39.8%
Passenger and ground handling services	86,820	72,503	14,317	19.7%
Travel	79,199	61,420	17,779	28.9%
Loss (gain) on disposal of aircraft	14,679	351	14,328	NM
Special charge	15,114	18,642	(3,528)	(18.9)%
Other	116,120	107,196	8,924	8.3%

Total Operating Expenses	$1,623,226	$1,470,110

Aircraft fuel decreased $6.1 million, or 1.5%, primarily due to fuel price decreases, partially offset by increased fuel consumption. The average fuel price per gallon for the Charter business was $3.07 for 2014, compared with $3.28 in 2013, a decrease of 6.4%. Fuel consumption increased by 6.8 million gallons, or 5.5%, reflecting the increase in Charter Block Hours operated. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $12.0 million, or 4.0%, primarily driven by higher Block Hours and an increase in ground staff costs due to key initiatives.

Maintenance, materials and repairs increased $40.6 million, or 24.9%, primarily driven by an increase of $38.4 million for 747-400 and 747-8F aircraft. Heavy maintenance on 747-400 aircraft increased $18.7 million due to an increase in the number of D Checks and an increase in the number of engine overhauls, partially offset by a decrease in the number of C Checks. Heavy Maintenance expense on 747-8F aircraft increased $10.7 million due to an increase in unscheduled engine repairs and the number of C Checks in 2014. Line Maintenance expense on 747-400 aircraft and 747-8F aircraft increased $7.3 million primarily due to increased flying in 2014 and more repairs to rotable parts. Heavy airframe maintenance events and engine overhauls for 2014 and 2013 were:

Heavy Maintenance Events	2014	2013	Increase / (Decrease)
747-8F C Checks	5	3	2
747-400 C Checks	11	12	(1)
747-400 D Checks	6	1	5
767 C Checks	3	3	—
CF6-80 engine overhauls	14	12	2

Aircraft rent decreased $20.0 million, or 12.5%, primarily due to the early termination of operating leases for two 747-400BCFs that we parked in December 2013 to reduce capacity.

Navigation fees, landing fees and other rent increased $40.4 million, or 44.5%, primarily due to an increase in purchased capacity from subcontracting certain Charter flights. We reclassified purchased capacity from Aircraft rent to Navigation fees, landing fees and other rent and we reclassified previously reported amounts to conform to the current period’s presentation.

Depreciation and amortization increased $34.4 million, or 39.8%, due to additional aircraft operating in 2014.

Passenger and ground handling services increased $14.3 million, or 19.7%, primarily due to an increase in cargo and passenger flying.

Travel increased $17.8 million, or 28.9%, primarily due to higher rates related to crewmember travel to higher cost locations, as well as increased flying.

Loss on disposal of aircraft in 2014 resulted from the trade-in of used spare engines for new engines as part of our engine acquisition program.

Special charge in 2014 represents a $6.2 million loss on an aircraft held for sale, a $4.7 million reserve related to a GSS receivable for a loan made to its 51% U.K. shareholder and a $3.8 million expense recorded for termination benefits for certain GSS employees (see Note 4 to our Financial Statements).

Other increased $8.9 million, or 8.3%, primarily due to increased third-party service provider costs required to support the increased flying and heavy maintenance, and accruals for legal matters.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(18,480)	$(19,813)	$(1,333)	(6.7)%
Interest expense	104,252	83,659	20,593	24.6%
Capitalized interest	(453)	(2,350)	(1,897)	(80.7)%
Loss on early extinguishment of debt	—	5,518	(5,518)	NM
Other expense (income), net	1,104	1,954	(850)	(43.5)%

Interest expense increased $20.6 million, or 24.6%, primarily due to an increase in our average debt balances related to the financing of aircraft purchases in 2013 and 2014.

Capitalized interest decreased $1.9 million, or 80.7%, resulting from 747-8F aircraft that entered service in 2013.

Loss on early extinguishment of debt was primarily related to the refinancing of term loans in 2013.

Income taxes. Our effective income tax rates were a benefit of 14.2% for 2014 and an expense of 20.2% for 2013. The effective income tax rate for 2014 is lower than in prior years primarily due to an income tax benefit of $34.8 million, net of reserves, related to extraterritorial income (“ETI”) for 2014 compared to a benefit of

$14.2 million, net of reserves, from ETI for 2013. The effective income tax rate for 2014 also reflects an income tax benefit resulting from our mix of income in foreign tax jurisdictions, the favorable change in our deferred foreign tax rates, and the restructuring of GSS. The ETI tax benefit recorded in 2014 relates to income earned in prior years and was recognized in 2014 as a result of developments in the business and management decisions made during the year. The effective income tax rate for 2013 also reflects our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S.

Segments

We use an economic performance metric (“Direct Contribution”) representing Income (loss) before taxes excluding Special charges, pre-operating expenses, nonrecurring items, gains and losses on the disposal of aircraft, Loss on early extinguishment of debt, unallocated revenue and unallocated costs. Direct Contribution shows the profitability of each segment after allocation of direct operating and ownership costs. During the fourth quarter of 2014, we changed our operating and reportable segments, reflecting changes in our military business. We currently operate our service offerings through the following reportable segments: ACMI, Charter and Dry Leasing. Previously, our reportable segments were ACMI, AMC Charter, Commercial Charter and Dry Leasing. The following table compares the Direct Contribution for our reportable segments (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$197,750	$227,829	$(30,079)	(13.2)%
Charter	54,099	52,546	1,553	3.0%
Dry Leasing	33,224	14,017	19,207	NM

Total Direct Contribution	$285,073	$294,392	$(9,319)	(3.2)%

Unallocated income and expenses, net	$165,731	$152,059	$13,672	9.0%

ACMI Segment

ACMI Direct Contribution decreased $30.1 million, or 13.2%, primarily due to an increase in Heavy maintenance expense on 747-400 and 747-8F aircraft, and lower 747-400 flying by certain ACMI customers, partially offset by increased 747-8F and CMI flying.

Charter Segment

Charter Direct Contribution increased $1.6 million, or 3.0%, primarily due to an increase in the volume of passenger and cargo flying, as well as higher cargo aircraft utilization driven by increased demand and our decision to reduce capacity at the end of 2013. This was partially offset by increased Heavy maintenance expense and increases in crewmember travel and ground handling expenses from flying to higher cost locations.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $19.2 million, primarily due to the addition of three 777-200LRF aircraft in the first quarter of 2014, two 777-200LRF aircraft in the third quarter of 2013, and one 777-200LRF aircraft in the first quarter of 2013 that are being leased to customers on a long-term basis.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $13.7 million, or 9.0%, primarily driven by an increase in ground staff and third-party service provider costs required to support key initiatives, reduced capitalized interest and increased accruals for legal matters.

Years Ended December 31, 2013 and 2012

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics in:

	2013	2012	Increase / (Decrease)	Percent Change
Block Hours
ACMI	115,358	107,130	8,228	7.7%
Charter:
Cargo	30,816	31,546	(730)	(2.3)%
Passenger	11,713	12,866	(1,153)	(9.0)%
Other	1,050	1,165	(115)	(9.9)%

Total Block Hours	158,937	152,707	6,230	4.1%

Revenue Per Block Hour
ACMI	$6,545	$6,368	$177	2.8%
Charter:
Cargo	$19,829	$21,506	$(1,677)	(7.8)%
Passenger	$20,609	$20,202	$407	2.0%
Fuel
Charter
Average fuel cost per gallon	$3.28	$3.33	$(0.05)	(1.5)%
Fuel gallons consumed (000s)	124,949	131,012	(6,063)	(4.6)%

Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	7.8	4.3	3.5
747-400 Cargo	12.6	15.1	(2.5)
747-400 Dreamlifter	1.8	1.3	0.5
767-300 Cargo	1.8	—	1.8
767-200 Cargo	5.0	2.5	2.5
747-400 Passenger	1.3	1.1	0.2
767-300 Passenger	0.2	0.1	0.1
767-200 Passenger	0.5	—	0.5

Total	31.0	24.4	6.6
Charter
747-8F Cargo	0.6	—	0.6
747-200 Cargo	—	0.4	(0.4)
747-400 Cargo	10.3	8.7	1.6
747-400 Passenger	1.7	1.9	(0.2)
767-300 Passenger	2.8	2.5	0.3

Total	15.4	13.5	1.9
Dry Leasing
777-200 Cargo	1.7	—	1.7
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	0.4	0.6
737-800 Passenger	2.0	2.0	—

Total	5.7	3.4	2.3

Total Operating Aircraft	52.1	41.3	10.8

Out-of-service**	0.9	—	0.9

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft are completely unencumbered.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$755,008	$682,189	$72,819	10.7%
Charter	852,452	938,340	(85,888)	(9.2)%
Dry Leasing	35,168	11,843	23,325	197.0%
Other	14,272	13,660	612	4.5%

Total Operating Revenue	$1,656,900	$1,646,032	$10,868	0.7%

ACMI revenue increased $72.8 million, or 10.7%, primarily due to the entry of 747-8F aircraft into service and increased CMI flying, partially offset by the redeployment of 747-400 aircraft into other segments. ACMI Block Hours were 115,358 in 2013, compared with 107,130 in 2012, an increase of 8,228 Block Hours, or 7.7%. The increase in Block Hours was primarily driven by the start-up of ACMI 747-8F flying for DHL in October 2012 and Etihad in May 2013, as well as the start-up of ACMI 747-400 flying for Chapman Freeborn Airchartering Ltd. in April 2013 and Etihad in June 2012. The increase in Block Hours was also driven by the start-up of CMI flying of two 767-300 cargo aircraft for DHL in the first quarter of 2013, five 767-200 cargo aircraft for DHL during 2012 and one 767-200 passenger aircraft for MLW Air in July 2013, as well as an increase in CMI flying for Boeing. In addition, we utilized our passenger aircraft to provide short-term ACMI flying for other airlines. Partially offsetting these increases was the deployment of certain 747-400 cargo aircraft to other segments. ACMI Revenue per Block Hour was $6,545 for 2013, compared with $6,368 in 2012, an increase of $177 per Block Hour, or 2.8%. The increase in Revenue per Block Hour primarily reflects the impact of higher rates on an increased number of 747-8F aircraft, partially offset by lower rates on increased CMI flying.

Charter revenue decreased $85.9 million, or 9.2%, primarily driven by a reduction in both cargo and passenger flying for the AMC and a decrease in Revenue per Block Hour. Charter Block Hours were 42,529 in 2013 compared with 44,412 in 2012, a decrease of 1,883 Block Hours, or 4.2%. The decrease in Charter Block Hours was primarily driven by reduced cargo and passenger demand from the AMC, partially offset by an increase in Block Hours from the deployment of 747-400 and a 747-8F cargo aircraft during ACMI marketing periods and a change in the number and direction of one-way AMC missions. Revenue per Block Hour was $20,044 for 2013, compared with $21,128 in 2012, a decrease of $1,084 per Block Hour, or 5.1%. This reflects the impact of lower Yields from softer demand and excess capacity in the air cargo market, and the impact of a reduction in Charters for commercial customers on return legs of one-way AMC missions. Partially offsetting these decreases were higher rates on 747-8F aircraft and higher rates for passenger charters for sporting events, concert tours, VIP and other private charters.

Dry Leasing revenue increased $23.3 million, or 197.0%, primarily due to the acquisition of one 777-200LRF aircraft in the first quarter of 2013 and two 777-200LRF aircraft in the third quarter of 2013 that are leased to customers on a long-term basis.

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

Aircraft fuel decreased $26.3 million, or 6.0%, primarily due to reduced fuel consumption. Fuel consumption decreased by 6.1 million gallons, or 4.6%, reflecting the decrease in flying for the AMC and a higher proportion of Block Hours flown on smaller 767 passenger aircraft, partially offset by increased flying for commercial customers. The average fuel price per gallon for the Charter business was $3.28 for 2013, compared with $3.33 in 2012, a decrease of 1.5%. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $5.3 million, or 1.8%, primarily driven by costs to support additional aircraft operating in 2013.

Maintenance, materials and repairs decreased by $2.1 million, or 1.3%, primarily driven by a decrease of $19.6 million for 747-400 aircraft, partially offset by increases of $13.4 million for 747-8F aircraft and $5.5 million for 767 aircraft. Heavy Maintenance expense on 747-400 aircraft decreased approximately $6.0 million primarily due to a reduction in D Checks and engine overhauls compared with 2012. Heavy Maintenance expense on 767 aircraft increased approximately $2.6 million primarily due to an increase in the number of C Checks in 2013. Non-heavy Maintenance expense on 747-400 aircraft decreased $1.9 million. Line Maintenance expense increased $11.2 million for 747-8F aircraft and $2.8 million for 767 aircraft primarily driven by increased flying. Line Maintenance expense decreased $11.7 million for 747-400 aircraft primarily driven by decreased flying. Heavy airframe maintenance events and engine overhauls for 2013 and 2012 were:

Heavy Maintenance Events	2013	2012	Increase / (Decrease)
747-8F C Checks	3	—	3
747-400 C Checks	12	11	1
747-400 D Checks	1	3	(2)
767 C Checks	3	—	3
CF6-80 engine overhauls	12	14	(2)

Aircraft rent increased $5.4 million, or 3.5%, primarily due to return condition obligations incurred prior to parking two leased 747-400BCFs in December 2013.

Navigation fees, landing fees and other rent increased $19.0 million, or 26.5%, primarily due to an increase in purchased capacity from subcontracting certain Charter flights and a higher proportion of flying to commercial airports relative to military bases during 2013. We reclassified purchased capacity from Aircraft rent to Navigation fees, landing fees, and other rent and reclassified previously reported amounts to conform to the current period’s presentation.

Depreciation and amortization increased $23.9 million, or 38.3%, primarily due to additional operating aircraft in 2013.

Passenger and ground handling services increased $2.6 million, or 3.7%, primarily due to higher rates for ground handling from Charter flying to more expensive locations, partially offset by a reduction in rates for passenger catering during 2013.

Travel increased $5.0 million, or 8.8%, primarily due to increased travel for crew related to increased flying during 2013.

Special charge in 2013 represents a lease termination charge of $17.8 million related to two leased 747-400BCFs that were parked in December 2013 and an impairment charge of $0.8 million related to a customer relationship intangible asset (see Note 4 to our Financial Statements).

Other decreased $3.7 million, or 3.3%, primarily due to a decrease in commission expense on lower Charter revenue from the AMC.

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

Income taxes. Our effective income tax rates were 20.2% in 2013 and 36.8% in 2012. During 2013, we recognized income tax benefits related to ETI from certain of our aircraft based on a decision in a court case and also related to our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S. That assertion is expected to provide an ongoing benefit to our effective income tax rate. In addition, the reduction in the effective rate reflected the net impact of resolution of income tax liabilities in both periods.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2013	2012	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$227,829	$191,497	$36,332	19.0%
Charter	52,546	131,670	(79,124)	(60.1)%
Dry Leasing	14,017	4,598	9,419	204.8%

Total Direct Contribution	$294,392	$327,765	$(33,373)	(10.2)%

Unallocated income and expenses, net	$152,059	$124,331	$27,728	22.3%

ACMI Segment

ACMI Direct Contribution increased $36.3 million, or 19.0%, primarily due to higher profitability on our new 747-8F aircraft and increased CMI flying for DHL and Boeing during 2013, partially offset by the redeployment of 747-400 aircraft into other segments.

Charter Segment

Charter Direct Contribution decreased $79.1 million, or 60.1%, primarily due to a decrease in Block Hours driven by reduced demand from the AMC, partially offset by the deployment of 747-400 and a 747-8F cargo aircraft during ACMI marketing periods. Charter Direct Contribution was also impacted by a reduction in cargo Revenue per Block Hour driven by softer demand, excess capacity in the air cargo market and the impact of a reduction in Charters for commercial customers on return legs of one-way AMC missions. Partially offsetting these reductions were higher rates on 747-8F aircraft and passenger charters for sporting events, concert tours, VIP and other private charters. In addition, Charter Direct Contribution was negatively impacted by increased aircraft ownership costs from the deployment of 747-400 cargo aircraft into this segment, increases in volume-driven operating expenses, higher costs from flying to more expensive locations and increased heavy maintenance expense.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $9.4 million, primarily due to the addition of one 777-200LRF aircraft in the first quarter of 2013 and two 777-200LRF aircraft in the third quarter of 2013 that are being leased to customers on a long-term basis.

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

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP financial measures (in thousands, except per share data):

	2014	2013	Percent Change
Net Income Attributable to Common Stockholders	$106,757	$93,837	13.8%
After-tax impact from:
ETI tax benefit	(34,755)	(14,160)
Loss on disposal of aircraft	9,389	224
Special charge (a)	10,930	11,714
Accrual for legal matters	1,150	—
Loss on early extinguishment of debt (b)	—	5,160

Adjusted Net Income Attributable to Common Stockholders	$93,471	$96,775	(3.4%)

Diluted EPS	$4.25	$3.66	16.1%

After-tax impact from:
ETI tax benefit	(1.38)	(0.55)
Loss on disposal of aircraft	0.37	0.01
Special charge (a)	0.43	0.46
Accrual for legal matters	0.05	—
Loss on early extinguishment of debt (b)	—	0.20

Adjusted Diluted EPS	$3.72	$3.78	(1.6%)

	2013	2012	Percent Change
Net Income Attributable to Common Stockholders	$93,837	$129,927	(27.8%)
After-tax impact from:
ETI tax benefit	(14,160)	—
Special charge (a)	11,714	—
Loss on early extinguishment of debt (b)	5,160	367
Loss (gain) on disposal of aircraft	224	(1,540)
Fleet retirement costs (c)	—	2,252
Insurance gain (d)	—	(4,032)

Adjusted Net Income Attributable to Common Stockholders	$96,775	$126,974	(23.8%)

Diluted EPS	$3.66	$4.89	(25.1%)
After-tax impact from:
ETI tax benefit	(0.55)	—
Special charge (a)	0.46	—
Loss on early extinguishment of debt (b)	0.20	0.01
Loss (gain) on disposal of aircraft	0.01	(0.06)
Fleet retirement costs (c)	—	0.08
Insurance gain (d)	—	(0.15)

Adjusted Diluted EPS	$3.78	$4.78 †	(20.9%)

†	Items do not sum due to rounding.
a)	Included in Special charge in 2014 were employee termination benefits, a loan reserve, professional fees and tax adjustments related to GSS, and a loss on a 737-800 aircraft held for sale. Included in Special charge in 2013 were lease termination charges related to two leased 747-400BCFs and an impairment charge for a customer relationship intangible asset.
b)	Loss on early extinguishment of debt was related to the financing of 747-8F and 777-200LRF aircraft.
c)	Fleet retirement costs included incremental employee costs related to the retirement of our 747-200 fleet.
d)	Insurance gain was related to flood damage at a warehouse.

Liquidity and Capital Resources

Significant liquidity events in 2014 were as follows:

Treasury Stock Transactions

In 2014, we paid $15.0 million to repurchase 458,937 shares under an open market repurchase program. See Note 15 to our Financial Statements for a discussion of our stock repurchase program.

Debt Transactions

In the first quarter of 2014, we entered into six separate term loans in the aggregate amount of $432.0 million to finance the purchase of three 777-200LRF aircraft that are Dry Leased to a customer on a long-term basis.

In the first quarter of 2014, we refinanced a bridge loan with a note guaranteed by the Export-Import Bank of the United States (“Ex-Im Bank”) for $140.6 million secured by a mortgage on a 747-8F aircraft.

Operating Activities.     Net cash provided by operating activities for 2014 was $273.1 million, compared with $302.1 million for 2013. The decrease primarily reflects changes in the timing of working capital.

Investing Activities.     Net cash used for investing activities was $548.4 million for 2014, consisting primarily of $519.4 million of purchase deposits and delivery payments for flight equipment, which included $0.5 million of capitalized interest, and $24.9 million of core capital expenditures, excluding flight equipment, and a $7.8 million increase in restricted cash. Partially offsetting these investing activities were $3.7 million of proceeds from short-term investments. Purchase deposits and delivery payments for flight equipment were primarily related to the purchase of three 777-200LRF aircraft. All capital expenditures for 2014 were funded through working capital, except for the aircraft financed as discussed above. Net cash used for investing activities was $590.0 million for 2013, consisting primarily of $573.4 million of purchase deposits and delivery payments for flight equipment, which included $2.4 million of capitalized interest and $29.5 million of core capital expenditures. Partially offsetting these investing activities were $9.1 million of proceeds from insurance.

Financing Activities.     Net cash provided by financing activities was $252.0 million for 2014, which primarily reflected the proceeds from debt issuance of $572.6 million and $17.6 million of customer maintenance reserves received, partially offset by $301.6 million of payments on debt obligations, $19.5 million related to the purchase of treasury stock and $17.1 million of debt issuance costs. The proceeds from debt issuance and payments of debt obligations reflect the refinancing of the $103.6 million bridge loan with an Ex-Im Bank guaranteed note. Net cash provided by financing activities was $199.9 million for 2013, which primarily reflected the proceeds from debt issuance of $709.5 million, partially offset by $412.2 million of payments on debt obligations, $81.0 million related to the purchase of treasury stock and $19.8 million of debt issuance costs. The proceeds from debt issuance and payments of debt obligations reflect the refinancing of $231.0 million in term loans with two Ex-Im Bank guaranteed notes.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund capital expenditures for 2015 and to repurchase shares of our stock. Core capital expenditures for 2015 are expected to be approximately $45.0 million, which excludes flight equipment and capitalized interest.

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

Contractual Obligations

The table below provides details of our balances available under credit agreements and future cash contractual obligations as of December 31, 2014 (in millions):

	Total Obligations	Payments Due by Period
		2015	2016 - 2017	2018 - 2019	Thereafter
Debt (1)	$2,009.0	$196.0	$406.0	$411.6	$995.4
Interest on debt (2)	396.1	78.7	131.2	94.4	91.8
Aircraft and engine operating leases	1,120.6	131.2	259.1	271.2	459.1
Other operating leases	9.2	4.3	4.0	0.4	0.5

Total Contractual Obligations	$3,534.9	$410.2	$800.3	$777.6	$1,546.8

(1)	Debt reflects gross amounts (see Note 7 to our Financial Statements for a discussion of the related unamortized discount).
(2)	Amount represents interest on fixed and floating rate debt at December 31, 2014.

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

Off-Balance Sheet Arrangements

Thirteen of our forty-six operating aircraft are under operating leases (this excludes aircraft provided by CMI customers). Five are leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed price options reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that would obligate us to absorb decreases in value or entitle us to participate in increases in the value of the aircraft. We have not consolidated any of the aircraft-leasing trusts because we are not the primary beneficiary. In addition, we reviewed the other eight Atlas aircraft that are under operating leases but not financed through a trust and determined that none of them would be consolidated upon the application of accounting for consolidations. Our maximum exposure under all operating leases is the remaining lease payments, which amounts are reflected in the future lease commitments above and described in Note 8 to our Financial Statements.

There were no changes in our off-balance sheet arrangements during the fiscal year ended December 31, 2014.

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

We record impairment charges on long-lived assets when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount and the net book value of the assets exceeds their estimated fair value. In making these determinations, we use certain assumptions, including, but not limited to: (i) estimated fair value of the assets and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, revenue generated, associated costs, length of service and estimated residual values. To conduct impairment testing, we group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities. For flight equipment used in our ACMI and Charter segments, assets are grouped at the operating fleet level. For flight equipment used in our Dry Leasing segment, assets are grouped on an individual basis.

In developing these estimates for flight equipment, we use industry data for the equipment types and our anticipated utilization of the assets.

Heavy Maintenance

We account for heavy maintenance costs for airframes and engines used in our ACMI and Charter segments using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs. This method can result in expense volatility between quarterly and annual periods, depending on the number and type of heavy maintenance events performed.

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

Business Combinations and Intangible Assets

We account for business combinations using the purchase method. Under the purchase method, we record net assets acquired and liabilities assumed at their estimated fair value on the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires us to make estimates and assumptions that affect our financial statements. Intangible assets acquired have finite lives and are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets are expected to generate revenue.

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

Aircraft Fuel.     Our results of operations are affected by changes in the price and availability of aircraft fuel. We have limited fuel risk for our Charter business. Market risk is estimated at a hypothetical 20% increase or decrease in the 2014 average cost per gallon of fuel. Based on actual 2014 fuel consumption for commercial customers in Charter, such an increase would have resulted in an increase to aircraft fuel expense of approximately $54.3 million in 2014. For our AMC-related Charter flights, the contracted fuel prices are established and fixed by the AMC. We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for AMC-related Charter flights exceeds the fixed price; if the price of fuel paid by us is less than the fixed price, then we pay the difference to the AMC. ACMI and Dry Leasing do not create an aircraft fuel market risk, as the cost of fuel is borne by the customer.

Variable Interest Rates.     Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. As of December 31, 2014, approximately $104.6 million of our debt at face value had variable interest rates. If interest rates would have increased or decreased by a hypothetical 20% in the underlying rate as of December 31, 2014, our annual interest expense would have changed in 2014 by approximately $0.5 million.

Fixed Rate Debt.     On December 31, 2014, we had approximately $1.8 billion of fixed rate long-term debt. If interest rates were 20% lower than the stated rate, the fair value of this debt would have been $58.9 million higher as of December 31, 2014.

Foreign Currency.     We have limited exposure to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition. Our largest exposure comes from the Brazilian real, the Euro and the British pound.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Atlas Air Worldwide Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlas Air Worldwide Holdings, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/     PricewaterhouseCoopers LLP

New York, New York

February 12, 2015

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$298,601	$321,816
Short-term investments	17,802	10,904
Restricted cash	14,281	6,491
Accounts receivable, net of allowance of $1,658 and $1,402, respectively	162,092	132,159
Prepaid maintenance	20,806	31,620
Deferred taxes	40,923	54,001
Prepaid expenses and other current assets	51,599	36,962

Total current assets	606,104	593,953
Property and Equipment
Flight equipment	3,448,791	2,969,379
Ground equipment	51,418	46,951
Less: accumulated depreciation	(348,036)	(256,685)
Purchase deposits for flight equipment	20,054	69,320

Property and equipment, net	3,172,227	2,828,965
Other Assets
Long-term investments and accrued interest	120,478	130,267
Deposits and other assets	135,401	131,216
Intangible assets, net	67,410	33,858

Total Assets	$4,101,620	$3,718,259

Liabilities and Equity
Current Liabilities
Accounts payable	$42,864	$65,367
Accrued liabilities	251,594	194,292
Current portion of long-term debt	190,340	157,486

Total current liabilities	484,798	417,145
Other Liabilities
Long-term debt	1,782,744	1,539,139
Deferred taxes	350,868	371,655
Other liabilities	65,415	68,195

Total other liabilities	2,199,027	1,978,989
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 28,561,160 and 28,200,213 shares issued, 24,807,718 and 25,038,629, shares outstanding (net of treasury stock), as of December 31, 2014 and December 31, 2013, respectively	286	282
Additional paid-in-capital	573,133	561,481
Treasury stock, at cost; 3,753,442 and 3,161,584 shares, respectively	(145,322)	(125,826)
Accumulated other comprehensive loss	(9,572)	(10,677)
Retained earnings	999,270	892,513

Total stockholders’ equity	1,417,795	1,317,773
Noncontrolling interest	—	4,352

Total equity	1,417,795	1,322,125

Total Liabilities and Equity	$4,101,620	$3,718,259

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Operating Revenue
ACMI	$778,091	$755,008	$682,189
Charter	906,676	852,452	938,340
Dry leasing	100,059	35,168	11,843
Other	14,372	14,272	13,660

Total Operating Revenue	1,799,198	1,656,900	1,646,032

Operating Expenses
Aircraft fuel	404,263	410,353	436,618
Salaries, wages and benefits	311,143	299,136	293,881
Maintenance, materials and repairs	203,567	162,972	165,069
Aircraft rent	140,390	160,415	154,968
Navigation fees, landing fees and other rent	131,138	90,733	71,698
Depreciation and amortization	120,793	86,389	62,475
Passenger and ground handling services	86,820	72,503	69,886
Travel	79,199	61,420	56,461
Loss (gain) on disposal of aircraft	14,679	351	(2,417)
Special charge	15,114	18,642	—
Other	116,120	107,196	110,902

Total Operating Expenses	1,623,226	1,470,110	1,419,541

Operating Income	175,972	186,790	226,491

Non-operating Expenses (Income)
Interest income	(18,480)	(19,813)	(19,636)
Interest expense	104,252	83,659	64,532
Capitalized interest	(453)	(2,350)	(18,727)
Loss on early extinguishment of debt	—	5,518	576
Other expense (income), net	1,104	1,954	(5,529)

Total Non-operating Expenses (Income)	86,423	68,968	21,216

Income before income taxes	89,549	117,822	205,275
Income tax expense (benefit)	(12,678)	23,833	75,561

Net Income	102,227	93,989	129,714
Less: Net income (loss) attributable to noncontrolling interests	(4,530)	152	(213)

Net Income Attributable to Common Stockholders	$106,757	$93,837	$129,927
Earnings per share:
Basic	$4.26	$3.67	$4.92

Diluted	$4.25	$3.66	$4.89

Weighted average shares:
Basic	25,031	25,541	26,419

Diluted	25,127	25,627	26,549

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net Income	$102,227	$93,989	$129,714
Other comprehensive income (loss):
Interest rate derivatives:
Net change in fair value	(251)	1,386	(713)
Reclassification to interest expense	2,724	3,064	2,652
Income tax benefit (expense)	(1,022)	(1,207)	(704)
Foreign currency translation:
Translation adjustment	(168)	700	256
Income tax benefit (expense)	—	—	122

Other comprehensive income (loss)	1,283	3,943	1,613

Comprehensive Income	103,510	97,932	131,327
Less: Comprehensive income (loss) attributable to noncontrolling interests	(4,352)	509	(20)

Comprehensive Income Attributable to Common Stockholders	$107,862	$97,423	$131,347

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Operating Activities:
Net Income Attributable to Common Stockholders	$106,757	$93,837	$129,927
Net income (loss) attributable to noncontrolling interests	(4,530)	152	(213)

Net Income	102,227	93,989	129,714
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	138,324	101,671	72,194
Accretion of debt securities discount	(7,947)	(8,889)	(8,560)
Provision for allowance for doubtful accounts	643	178	837
Special charge, net of cash payments	12,013	18,642	—
Loss on early extinguishment of debt	—	5,518	576
Loss (gain) on disposal of aircraft	14,679	351	(2,417)
Deferred taxes	(12,714)	22,856	75,365
Stock-based compensation expense	13,606	16,690	18,202
Changes in:
Accounts receivable	(21,070)	(6,029)	(25,217)
Prepaid expenses and other current assets	27,079	(4,298)	48,213
Deposits and other assets	(3,474)	4,106	(26,027)
Accounts payable and accrued liabilities	9,779	57,308	(27,380)

Net cash provided by operating activities	273,145	302,093	255,500
Investing Activities:
Capital expenditures	(24,920)	(29,531)	(31,266)
Purchase deposits and delivery payments for flight equipment	(519,399)	(573,416)	(520,770)
Changes in restricted cash	(7,790)	(6,491)	—
Investment in debt securities	—	—	(6,658)
Proceeds from short-term investments	3,728	5,569	4,342
Proceeds from insurance	—	9,109	3,300
Proceeds from disposal of aircraft	—	4,780	3,215

Net cash used for investing activities	(548,381)	(589,980)	(547,837)
Financing Activities:
Proceeds from debt issuance	572,552	709,484	1,211,560
Customer maintenance reserves received	17,555	2,907	2,997
Refund of accelerated share repurchase	—	21,886	—
Prepayment of accelerated share repurchase	—	(21,886)	—
Proceeds from stock option exercises	69	—	—
Purchase of treasury stock	(19,496)	(80,976)	(3,351)
Excess tax benefit from stock-based compensation expense	8	465	551
Payment of debt issuance costs	(17,117)	(19,769)	(34,141)
Payments of debt	(301,550)	(412,171)	(662,627)

Net cash provided by financing activities	252,021	199,940	514,989

Net increase (decrease) in cash and cash equivalents	(23,215)	(87,947)	222,652
Cash and cash equivalents at the beginning of period	321,816	409,763	187,111

Cash and cash equivalents at the end of period	$298,601	$321,816	$409,763

Non-cash Investing and Financing Activities:
Acquisition of flight equipment and assumed debt	$—	$90,498	$—

Acquisition of flight equipment included in Accounts payable and accrued liabilities	$29,087	$21,823	$—

Disposition of aircraft included in Accounts receivable	$5,072	$—	$—

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$275	$(41,499)	$525,670	$(15,683)	$668,749	$1,137,512	$3,863	$1,141,375
Net Income (loss)	—	—	—	—	129,927	129,927	(213)	129,714
Other comprehensive income (loss)	—	—	—	1,420	—	1,420	193	1,613
Stock option and restricted stock compensation	—	—	18,202	—	—	18,202	—	18,202
Purchase of 72,131 shares of treasury stock	—	(3,351)	—	—	—	(3,351)	—	(3,351)
Issuance of 210,808 shares of restricted stock	2	—	(2)	—	—	—	—	—
Tax benefit on restricted stock and stock options	—	—	551	—	—	551	—	551

Balance at December 31, 2012	$277	$(44,850)	$544,421	$(14,263)	$798,676	$1,284,261	$3,843	$1,288,104

Net Income (loss)	—	—	—	—	93,837	93,837	152	93,989
Other comprehensive income (loss)	—	—	—	3,586	—	3,586	357	3,943
Stock option and restricted stock compensation	—	—	16,690	—	—	16,690	—	16,690
Purchase of 1,932,101 shares of treasury stock	—	(80,976)	—	—	—	(80,976)	—	(80,976)
Issuance of 527,289 shares of restricted stock	5	—	(5)	—	—	—	—	—
Prepayment of accelerated share repurchase	—	—	(21,886)	—	—	(21,886)	—	(21,886)
Refund of accelerated share repurchase	—	—	21,886	—	—	21,886	—	21,886
Reversal of prior year deferred tax	—	—	(90)	—	—	(90)	—	(90)
Tax benefit on restricted stock and stock options	—	—	465	—	—	465	—	465

Balance at December 31, 2013	$282	$(125,826)	$561,481	$(10,677)	$892,513	$1,317,773	$4,352	$1,322,125

Net Income (loss)	—	—	—	—	106,757	106,757	(4,530)	102,227
Comprehensive Income	—	—	—	1,105	—	1,105	178	1,283
Stock option and restricted stock compensation	—	—	13,606	—	—	13,606	—	13,606
Purchase of 591,858 shares of treasury stock	—	(19,496)	—	—	—	(19,496)	—	(19,496)
Exercise of 2,500 employee stock options	—	—	69	—	—	69	—	69
Issuance of 358,447 shares of restricted stock	4	—	(4)	—	—	—	—	—
Tax benefit (expense) on restricted stock and stock options	—	—	(2,019)	—	—	(2,019)	—	(2,019)

Balance at December 31, 2014	$286	$(145,322)	$573,133	$(9,572)	$999,270	$1,417,795	$—	$1,417,795

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

We provide outsourced aircraft and aviation operating services throughout the world, serving Africa, Asia, Australia, Europe, the Middle East, North America and South America through: (i) contractual service arrangements, including those through which we provide aircraft to customers and value-added services, including crew, maintenance and insurance (“ACMI”), as well as those through which we provide crew, maintenance and insurance, with the customer providing the aircraft (“CMI”); (ii) cargo and passenger charter services (“Charter”); and (iii) dry leasing aircraft and engines (“Dry Leasing” or “Dry Lease”).

Except for per share data, all dollar amounts are in thousands unless otherwise noted.

Certain reclassifications have been made to prior periods’ consolidated financial statement amounts and related note disclosures to conform to the current year’s presentation, including the presentation of segments (see Note 11 for further discussion).

2.     Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the amounts reported in the Financial Statements and the related disclosures. Actual results may differ from those estimates. Estimates are used in determining, among other items, asset lives and residual values, cash flows for impairment analysis, maintenance accruals, valuation allowances (including, but not limited to, those related to receivables, expendable parts inventory and deferred taxes), income tax accounting, business combinations and intangible assets, stock-based compensation, self-insurance employee benefit accruals and contingent liabilities (including, but not limited to litigation accruals).

Revenue Recognition

Revenue from ACMI and CMI contracts is typically recognized as the block hours are operated on behalf of a customer during a given month, as defined contractually, based on flight departure. The time interval between when an aircraft departs the terminal until it arrives at the destination terminal is measured in hours and called “Block Hours”. If a customer flies below a minimum contracted Block Hour guarantee, the contracted minimum revenue amounts are recognized as revenue. We recognize revenue for Charter upon flight departure.

We record Dry Lease rental income on a straight-line basis over the term of the operating lease. In limited cases, leases provide for additional rentals based on usage, which is recorded as revenue as it is earned under the terms of the lease. Usage is calculated based on hourly usage or number of flights operated, depending on the lease agreement, and is typically reported monthly by the lessee. Rentals received but unearned under the lease agreements are recorded in deferred revenue and included in Accrued liabilities until earned.

Customer maintenance reserves are amounts received under our Dry Leases that are subject to reimbursement to the lessee upon the completion of qualifying maintenance work on the specific Dry Leased aircraft and are included in Accrued liabilities. We defer revenue recognition until the end of the lease, when we are able to finalize the amount, if any, to be reimbursed to the customer.

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

Restricted Cash

Cash that is restricted under secured aircraft debt agreements, whereby it can only be used to make principal and interest payments on the related debt secured by those aircraft, is classified as Restricted cash.

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

Escrow Deposits and Letters of Credit

We had $5.3 million as of December 31, 2014 and $5.7 million as of December 31, 2013, for certain deposits required in the normal course of business for various items including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits, insurance and cash pledged under standby letters of credit related to collateral. These amounts are included in Deposits and other assets.

Expendable Parts

Expendable parts, materials and supplies for flight equipment are carried at average acquisition costs and are included in Prepaid expenses and other current assets. When used in operations, they are charged to maintenance expense. Allowances for excess and obsolescence for expendable parts expected to be on hand at the date aircraft are retired from service are provided over the estimated useful lives of the related aircraft and engines. These allowances are based on management estimates, which are subject to change as conditions in the business evolve. The net book value of expendable parts inventory was $17.5 million as of December 31, 2014 and $19.2 million at December 31, 2013, net of allowances for expendable obsolescence of $16.6 million at December 31, 2014 and $11.7 million at December 31, 2013.

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

Depreciation expense related to property and equipment was $114.0 million in 2014, $83.9 million in 2013 and $60.2 million in 2012.

The net book value of flight equipment on Dry Lease to customers was $890.1 million as of December 31, 2014 and $507.1 million as of December 31, 2013. The accumulated depreciation for flight equipment on Dry Lease to customers was $38.8 million as of December 31, 2014 and $18.7 million as of December 31, 2013.

Rotable parts are recorded in Property and equipment, net, and are depreciated over their average remaining fleet lives and written off when they are determined to be beyond economic repair. The net book value of rotable parts inventory was $108.2 million as of December 31, 2014 and $97.5 million as of December 31, 2013.

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

Impairment of Long-Lived Assets

We record impairment charges on long-lived assets when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount and the net book value of the assets exceeds their estimated fair value.

For flight equipment used in our ACMI and Charter segments, assets are grouped at the operating fleet level for impairment testing. For flight equipment used in our Dry Leasing segment, assets are tested on an individual basis for impairment.

In developing these estimates for flight equipment, we use external appraisals and other industry data for the equipment types and our anticipated utilization of the assets.

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

Variable Interest Entities and Off-Balance Sheet Arrangements

We hold a 49% interest in GSS, a private company. GSS is a variable interest entity and we are the primary beneficiary of GSS for financial reporting purposes. Atlas previously Dry Leased three 747-8F owned aircraft to GSS. The leases provided for payment of rent and a provision for maintenance costs associated with the aircraft. GSS provided ACMI services to British Airways Plc (“British Airways”) using these three aircraft. British Airways returned the three 747-8F aircraft in April and May 2014. GSS continues to provide Dry Leasing support services to Titan.

Our investment in GSS was zero as of December 31, 2014 and $2.8 million as of December 31, 2013 and our maximum exposure to losses from the entity is limited to our investment in GSS and any operating losses of GSS. GSS does not have any third-party debt obligations.

We hold a 50% interest in Global Aviation Technical Solutions Co, Ltd. (“GATS”), a joint venture with an unrelated third party. The purpose of the joint venture is to purchase rotable parts and provide repair services for those parts, primarily for our 747-8F aircraft. The joint venture is a variable interest entity and we have not consolidated GATS because we are not the primary beneficiary as we do not exercise financial control. Our investment in GATS was $16.4 million as of December 31, 2014 and $13.2 million as of December 31, 2013 and our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts. GATS does not have any third-party debt obligations. We had Accounts payable to GATS of $1.5 million as of December 31, 2014.

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

Heavy Maintenance

We account for heavy maintenance costs for airframes and engines used in our ACMI and Charter segments using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs.

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment using the deferral method. Under this method, we capitalize the cost of heavy maintenance events, which are depreciated on a straight-line basis over the estimated period until the next maintenance event is required.

Prepaid Maintenance Deposits

Certain of our aircraft financing agreements require security deposits to our finance providers to ensure that we perform major maintenance as required. These are substantially refundable to us and are, therefore, accounted for as deposits and included in Prepaid maintenance and in Deposits and other assets. Such amounts were $54.5 million as of December 31, 2014 and $48.8 million at December 31, 2013.

Foreign Currency

While most of our revenues are denominated in U.S. dollars, our results of operations may be exposed to the effect of fluctuations in the U.S. dollar value of foreign currency-denominated operating revenues and expenses. Our largest exposures come from the Brazilian real, the British pound and the Euro. We do not currently have a foreign currency hedging program related to our foreign currency-denominated transactions. Gains or losses resulting from foreign currency transactions are included in Non-operating expenses (income).

Stock-Based Compensation

We have various stock-based compensation plans for certain employees and outside directors, which are described more fully in Note 13. We recognize compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period for each award based on the fair value on grant date. We estimate grant date fair value for all option grants using the Black-Scholes-Merton option pricing model. We estimate option and restricted stock unit forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. As a result, we record stock-based compensation expense only for those awards that are expected to vest.

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

The following table summarizes interest and income taxes paid:

	2014	2013	2012
Interest paid	$84,265	$68,026	$54,790
Income taxes paid, net of refunds	$1,181	$238	$(27,371)

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

3.     DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”), holds a 49% equity interest and a 25% voting interest in Polar. Polar is a variable interest entity and we do not consolidate Polar because we are not the primary beneficiary as the risks associated with the direct costs of operation are with DHL. Under a 20-year blocked space agreement (the “BSA”), Polar provides air cargo capacity to DHL. In addition to the BSA, Atlas and Polar have a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. Under the flight services agreement, Atlas provides Polar with crew, maintenance and insurance for the aircraft. Under other separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. DP has guaranteed DHL’s (and Polar’s) obligations under the various transaction agreements described above. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to herein as the “DHL Agreements”. The DHL Agreements provide us with a guaranteed revenue stream from six 747 aircraft that have been dedicated to Polar for outsourced airport-to-airport wide-body cargo aircraft solutions for the benefit of DHL and other customers’ freight due to monthly minimum Block Hour guarantees over the life of the agreements.

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

In addition to six 747-400 freighter aircraft, there are four 747-8F aircraft operated by Polar, and one additional 747-400 and one additional 747-8F aircraft that are operated by Atlas to support the Polar network and DHL through an alliance agreement whereby Atlas provides ACMI services to Polar as of December 31, 2014. We also provide charter capacity to Polar on an as-needed basis. Except for any liquidated damages that we could incur as described above, we do not have any continuing financial exposure to fund debt obligations or operating losses of Polar. The following table summarizes our transactions with Polar:

Revenue and Expenses:	2014	2013	2012
ACMI segment revenue from Polar	$313,682	$283,021	$259,757
Other revenue from Polar	$11,371	$11,380	$11,349
Ground handling and airport fees paid to Polar	$1,909	$1,174	$1,654

Accounts receivable/payable as of December 31:	2014	2013
Receivables from Polar	$5,702	$4,249
Payables to Polar	$2,611	$3,464

Aggregate Carrying Value of Polar Investment as of December 31:	2014	2013
	$4,870	$4,870

4.     Special Charge

In December 2014, we entered into an agreement to sell a 737-800 aircraft used in our Dry Lease business. As of December 31, 2014, we classified the aircraft as held for sale, recognized a loss of $6.2 million and ceased depreciation on the aircraft. The aggregate carrying value of the aircraft held for sale at December 31, 2014 was $25.0 million, which was included within Prepaid expenses and other current assets in the consolidated balance sheets. The sale is expected to be completed during the first quarter of 2015.

In December 2013, we recorded an impairment charge of $0.8 million related to a customer relationship intangible asset due to British Airways’ notification to us that they would be returning three 747-8F aircraft in 2014. Given the impact of this to GSS, we recognized $3.8 million of employee termination benefits and professional fees during 2014 after management determined that such costs were probable and estimable. Substantially all cash payments related to employee termination benefits and professional fees are expected to be paid by the end of 2015. In addition, we recognized a reserve of $4.7 million during 2014 related to a loan from GSS to its 51% U.K. shareholder.

In December 2013, we parked two 747-400BCF aircraft that we had leased following 747-8F aircraft delivery delays. With the completed deliveries of our 747-8F aircraft and the relatively stagnant airfreight environment at that time, these two aircraft were deemed to be no longer needed. As a result, in 2013, we recorded a special charge of $17.8 million related to the early termination of the operating leases. Substantially all remaining cash payments related to this charge are expected to be paid by 2016.

	Lease Termination Costs	GSS Employee Termination Benefits	Other	Total
Liability as of December 31, 2013	$12,773	$—	$—	$12,773
Special charge items, net	10	3,772	429	4,211
Cash payments	(10,346)	(2,758)	(329)	(13,433)

Liability as of December 31, 2014	$2,437	$1,014	$100	$3,551

5.     Intangible Assets, net

The following table presents our Intangible assets, net as of December 31:

	2014	2013
Fair value adjustments on operating leases	$45,531	$45,531
Lease intangibles	57,203	14,230
Less: accumulated amortization	(35,324)	(25,903)

	$67,410	$33,858

Fair value adjustments on operating leases represent the capitalized discount recorded in prior years to adjust the lease commitments for our 747-400 aircraft to fair market value and are amortized on a straight-line basis over the life of the leases. Lease intangibles resulted from the acquisition of various aircraft that are Dry Leased to customers on a long-term basis and are amortized on a straight-line basis over the life of the leases.

In the first quarter of 2014, we recognized lease intangibles of $42.7 million related to the purchase of three 777-200LRF aircraft.

Amortization expense related to intangible assets amounted to $9.4 million in 2014, $4.9 million in 2013 and $4.7 million in 2012.

The estimated future amortization expense of intangible assets as of December 31, 2014 is as follows:

2015	$8,925
2016	8,214
2017	7,922
2018	7,647
2019	6,948
Thereafter	27,754

Total	$67,410

6.     Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2014	2013
Customer maintenance reserves	$64,756	$17,274
Maintenance	50,702	26,539
Salaries, wages and benefits	48,548	36,450
Aircraft fuel	15,078	14,905
Deferred revenue	10,705	26,279
Other	61,805	72,845

Accrued liabilities	$251,594	$194,292

7.     Debt

Our debt obligations, as of December 31:

	2014	2013
Ex-Im Bank guaranteed notes	$803,561	$739,741
Term loans	957,784	702,668
EETCs	211,739	254,216

Total debt	1,973,084	1,696,625
Less current portion of debt	(190,340)	(157,486)

Long-term debt	$1,782,744	$1,539,139

At December 31, 2014 and 2013, we had $35.9 million and $41.4 million, respectively, of unamortized discount related to the fair market value adjustments recorded against debt in prior years.

Many of our financing instruments have cross default provisions and contain limitations on our ability to, among other things, pay certain dividends or make certain other restricted payments, consummate certain asset sales, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

Description of our Debt Obligations

Ex-Im Bank Guaranteed Notes

Since 2012, we have issued six separate notes guaranteed by the Export-Import Bank of the United States (“Ex-Im Bank”), each secured by a mortgage on a 747-8F aircraft (the “Ex-Im Guaranteed Notes”). In connection with the issuance of Ex-Im Guaranteed Notes, we paid usual and customary commitment and other fees associated with this type of financing. In addition, there are customary covenants, events of default and certain operating conditions that we must meet for the Ex-Im Guaranteed Notes. These notes accrue interest at a fixed rate with principal and interest payable quarterly.

In 2013, we issued a fixed-rate note guaranteed by the Ex-Im Bank secured by a mortgage on a 777-200LRF aircraft that accrues interest at a fixed rate with principal and interest payable quarterly. This note contains customary covenants and event of default provisions.

The following table summarizes the terms and balances for each note guaranteed by Ex-Im Bank as of December 31 (in millions):

	Issue Date	Face Value	Collateral Aircraft Tail Number	Original Term	Fixed Interest Rate	2014	2013
First 2014 Ex-Im Guaranteed Note	2014	$140.6	N854GT	134 months	2.67%	$129.8	$—
First 2013 Ex-Im Guaranteed Note	2013	143.0	N855GT	12 years	1.83%	126.8	137.6
Second 2013 Ex-Im Guaranteed Note	2013	88.0	MSN 35606	90 months	1.84%	74.2	85.3
First 2012 Ex-Im Guaranteed Note	2012	142.0	N850GT	12 years	2.02%	115.2	126.1
Second 2012 Ex-Im Guaranteed Note	2012	142.7	N851GT	12 years	1.73%	118.4	129.3
Third 2012 Ex-Im Guaranteed Note	2012	142.8	N852GT	12 years	1.56%	118.1	129.2
Fourth 2012 Ex-Im Guaranteed Note	2012	143.2	N853GT	12 years	1.48%	121.1	132.2

						$803.6	$739.7

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

In the first quarter of 2014, we purchased three 777-200LRF aircraft that are leased to a customer on a long-term basis and entered into six separate term loans in the aggregate amount of $432.0 million each secured by a mortgage on the aircraft and the attached leases. In connection with entry into these term loans, we paid usual and customary fees. The term loans accrue interest with principal and interest payable quarterly and contain customary covenants and event of default provisions.

The following table summarizes the terms and balances for each term loan outstanding as of December 31 (in millions):

	Issue Date	Face Value	Collateral Aircraft Tail Number	Original Term	Interest Rate Type	Interest Rate at
						2014	2013	2014	2013
First 2014 Term Loan	2014	$115.0	MSN 38969	114 months	Fixed	4.48%	0.00%	$108.9	$—
Second 2014 Term Loan	2014	30.8	MSN 38969	114 months	Fixed	7.30%	0.00%	28.1	—
Third 2014 Term Loan	2014	115.0	MSN 37138	118 months	Fixed	4.57%	0.00%	108.3	—
Fourth 2014 Term Loan	2014	29.0	MSN 37138	118 months	Fixed	7.29%	0.00%	26.8	—
Fifth 2014 Term Loan	2014	115.0	MSN 39286	116 months	Fixed	4.51%	0.00%	109.9	—
Sixth 2014 Term Loan	2014	27.2	MSN 39286	116 months	Fixed	7.35%	0.00%	25.7	—
First 2013 Term Loan	2013	119.5	MSN 36201	89 months	Variable	3.06%	3.08%	104.6	112.9
First 2013 Bridge Loan	2013	105.4	N854GT	1 year	Variable	0.00%	4.66%	—	103.6

	Issue Date	Face Value	Collateral Aircraft Tail Number	Original Term	Interest Rate Type	Interest Rate at
						2014	2013	2014	2013
Third 2013 Term Loan	2013	110.0	MSN 36200	88 months	Fixed	4.18%	4.18%	100.6	107.9
First 2012 Term Loan	2012	35.7	N464MC, N465MC, N640GT, N641GT	5 years	Fixed	6.91%	6.91%	15.5	23.0
Second 2012 Term Loan	2012	8.5	N642GT	5 years	Fixed	6.89%	6.89%	3.9	5.8
Third 2012 Term Loan	2012	26.0	MSN 29681	7 years	Fixed	4.27%	4.27%	18.6	22.3
First 2011 Term Loan	2011	120.3	G-GSSD	12 years	Fixed	6.16%	6.16%	101.9	108.0
Second 2011 Term Loan	2011	120.0	G-GSSE	12 years	Fixed	6.37%	6.37%	102.5	108.6
Third 2011 Term Loan	2011	120.0	G-GSSF	12 years	Fixed	6.37%	6.37%	102.5	108.6
2010 Term Loan	2010	8.1	B-2808	50 months	Fixed	4.33%	4.33%	—	2.0

								$957.8	$702.7

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

We could be subject to additional monthly lease rentals (“AMLR”), which could require payment of up to an additional $0.1 million per month in rent on each of the five leased EETC aircraft, subject to an $11.0 million per aircraft limit over the remaining term. The AMLR payments would be applied to the underlying notes in the leveraged leases, and would only arise if we exceed certain financial targets and if it is determined that the then fair market monthly rental for the aircraft exceeds a certain level. We have not made any AMLR payments and do not anticipate making any AMLR payments in 2015. We perform this test annually in the third quarter.

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

The following table summarizes the terms and balances for each EETC outstanding as of December 31 (in millions):

			Collateral		Fixed	Effective
	Issue	Face	Aircraft	Original	Equipment	Interest
	Date	Value	Tail Number	Term	Note Rates	Rate	2014	2013
2000 EETC	2000	$108.5	N409MC	20 years	8.71% to 9.70%	11.31%	$42.5	$47.2
1999 EETC	1999	108.3	N476GT	20 years	6.88% to 8.77%	13.94%	27.4	31.7
	1999	108.4	N496MC	20 years	6.88% to 8.77%	13.94%	35.6	41.2
	1999	109.9	N499MC	20 years	6.88% to 8.77%	7.52%	35.4	42.3
1998 EETC	1998	105.6	N475GT	20 years	7.38% to 8.01%	13.89%	34.1	39.6
	1998	103.1	N493MC	20 years	7.38% to 8.01%	13.72%	33.2	39.5
	1998	107.9	N477GT	20 years	7.38% to 8.01%	7.54%	3.5	12.7

							$211.7	$254.2

Future Cash Payments for Debt

The following table summarizes the cash required to be paid by year and the carrying value of our debt reflecting the terms that were in effect as of December 31, 2014:

2015	$195,963
2016	201,670
2017	204,263
2018	211,054
2019	200,604
Thereafter	995,439

Total debt cash payments	2,008,993
Less: unamortized debt discount	(35,909)

Debt	$1,973,084

8.     Commitments

Leases

The following table summarizes rental expenses in:

	2014	2013	2012
Aircraft and engines	$140,390	$160,415	$154,968
Purchased capacity, office, vehicles and other	$68,855	$34,062	$21,335

As of December 31, 2014, 13 of our 46 operating aircraft were leased, all of which were operating leases with initial lease term expiration dates ranging from 2020 to 2025, with an average remaining lease term of 8.1 years. Certain of our operating leases contain renewal options and escalations. In addition, we lease engines under short-term lease agreements on an as-needed basis. We record rent expense on a straight-line basis over the lease term.

The following table summarizes our minimum annual rental commitments as of the periods indicated under non-cancelable aircraft, engine, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of December 31, 2014:

	Aircraft and Engine Operating Leases	Other Operating Leases	Total
2015	$131,241	$4,342	$135,583
2016	129,632	3,902	133,534
2017	129,480	142	129,622
2018	130,955	145	131,100
2019	140,193	149	140,342
Thereafter	459,054	484	459,538

Total payments	$1,120,555	$9,164	$1,129,719

Polar subleases aircraft from Old Polar that are leased from a third party and are included in the table above under aircraft operating leases. The following table summarizes the contractual amount of minimum income under these non-cancelable aircraft subleases, reflecting the terms that were in effect as of December 31, 2014:

Sublease
Income
2015	$63,360
2016	63,360
2017	63,360
2018	52,800

$242,880

Guarantees and Indemnifications

In the ordinary course of business, we enter into numerous leasing and financing arrangements for real estate, equipment, aircraft and engines that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, we typically indemnify the lessors and any financing parties against tort liabilities that arise out of the use, occupancy, manufacture, design, operation or maintenance of the leased premises or financed aircraft, regardless of whether these liabilities relate to the negligence of the indemnified parties. Currently, we believe that any future payments required under many of these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). However, payments under certain tax indemnities related to certain of our financing arrangements, if applicable, could be material, and would not be covered by insurance, although we believe that these payments are not probable. Certain leased premises, such as maintenance and storage facilities, typically include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premises. We also provide standard indemnification agreements to officers and directors in the ordinary course of business.

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

9.     Income Taxes

The significant components of the provision for income taxes are as follows:

	2014	2013	2012
Current:
Federal	$607	$—	$—
State and local	65	116	173
Foreign	(636)	861	23

Total current expense (benefit)	36	977	196

Deferred:
Federal	(13,332)	26,354	69,352
State and local	2,271	(2,111)	4,867
Foreign	(1,653)	(1,387)	1,146

Total deferred expense	(12,714)	22,856	75,365

Total income tax expense	$(12,678)	$23,833	$75,561

The domestic and foreign earnings before income taxes are as follows:

	2014	2013	2012
Domestic	$73,386	$108,709	$204,034
Foreign	16,163	9,113	1,241

Income before income taxes	$89,549	$117,822	$205,275

A reconciliation of differences between the U.S. federal statutory income tax rate and the effective income tax rates is as follows:

	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes based on income, net of federal benefit	2.2%	1.1%	1.6%
Change in deferred foreign and state tax rates	(4.2%)	(1.9%)	0.0%
Extraterritorial income tax benefit	(38.8%)	(12.3%)	0.0%
Expenses not deductible for tax purposes	2.2%	1.5%	0.7%
Tax incentives and additional deductions	(3.8%)	0.0%	0.0%
Favorable resolution of income tax issues	0.0%	(1.8%)	(1.2%)
Tax effect of foreign operations	(5.7%)	(1.5%)	0.8%
Other	(1.1%)	0.1%	(0.1%)

Effective income tax rate	(14.2%)	20.2%	36.8%

The effective income tax rate is lower than in prior years primarily due to an income tax benefit of $34.8 million, net of reserves, from extraterritorial income (“ETI”) for 2014 compared to a benefit of $14.2 million, net of reserves, for 2013. The effective income tax rate for 2014 also reflects an income tax benefit resulting from changes in our mix of income in foreign tax jurisdictions, the favorable change in our deferred foreign tax rates and the restructuring of GSS. The ETI tax benefit recorded in 2014 relates to income earned in prior years and was recognized in 2014 as a result of developments in our business and decisions we made during the year. We continue to evaluate our eligibility to claim ETI tax benefits and may recognize additional benefits in future periods. We are currently unable to reasonably estimate these benefits, which may be significant.

As a result of current and expected future growth in our Dry Leasing business, we determined to indefinitely reinvest the net earnings of certain foreign subsidiaries engaged in this business outside of the U.S. Our effective income tax rate for 2013 and 2014 was favorably impacted by this determination. At December 31, 2014, our undistributed net earnings of foreign subsidiaries for which deferred taxes have not been provided were $39.2 million, and the unrecognized deferred tax liability associated with these earnings was $13.7 million.

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset (liability) was comprised of the following as of December 31:

	Assets (Liabilities)
	2014		2013
	Current	Noncurrent	Current	Noncurrent
Fixed assets	$—	$(673,934)	$—	$(643,197)
Net operating loss carryforwards and credits	26,202	356,064	47,161	300,110
Aircraft leases	—	13,491	—	12,704
Interest rate derivatives	—	6,101	—	7,124
Stock-based compensation	—	5,616	—	7,190
Accrued compensation	12,140	—	9,219	—
Maintenance expense	(204)	305	(1,120)	509
Equity investments in affiliates	—	585	—	585
Revaluation of debt	—	(607)	—	(466)
Accrued expenses	(1,320)	(1,169)	(1,156)	(2,024)
Acquisition of EETC debt	—	(12,809)	—	(12,407)
Reserves for receivables	1,673	—	268	—
Other	651	2,153	146	1,742
Valuation allowance	(4,613)	(46,151)	(4,643)	(43,133)
Obsolescence reserve	6,470	—	4,381	—

	$40,999	$(350,355)	$54,256	$(371,263)

	Assets (Liabilities)
	2014		2013
	Current	Noncurrent	Current	Noncurrent
Deferred taxes are included within the following balance sheet line items:
Deferred taxes	$40,923	$—	$54,001	$—
Deposits and other assets	76	513	268	392
Deferred taxes	—	(350,868)	—	(371,655)
Accrued liabilities	—	—	(13)	—

	$40,999	$(350,355)	$54,256	$(371,263)

As of December 31, 2014 and 2013, we had U.S. federal tax net operating losses (“NOLs”) of approximately $823.7 million and $761.0 million, respectively, net of unrecognized tax benefits and valuation allowances, which will expire through 2033, if not utilized. The increase in NOLs during 2014 resulted primarily from the ETI benefit. We had U.S. federal tax credits of $5.1 million and $4.5 million as of December 31, 2014 and 2013, respectively, with no expiration date. Additionally, we had foreign NOLs for Hong Kong and Singapore of approximately $335.0 million and $185.9 million as of December 31, 2014 and 2013, respectively, with no expiration date.

Section 382 of the Internal Revenue Code (the “Code”) imposes an annual limitation on the amount of a corporation’s U.S. federal taxable income that can be offset by NOLs if it experiences an “ownership change”, as defined. We experienced ownership changes, as defined, in 2004 and 2009. Accordingly, the use of our NOLs generated prior to these ownership changes is subject to an annual limitation. If certain changes in our ownership occur prospectively, there could be an additional annual limitation on the amount of utilizable carryforwards.

On each reporting date, management assesses whether we are more likely than not to realize some or all of our deferred tax assets. After our assessment, we maintained a valuation allowance of $50.8 million, $47.8 million and $47.7 million against our deferred tax assets as of December 31, 2014, 2013 and 2012, respectively. We recorded increases to the valuation allowance of $3.0 million, $0.1 million and $0.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. The valuation allowance is attributable to a limitation on NOL utilization resulting from the ownership change under Section 382. Due to this limitation, we expect a portion of our NOLs generated in 2004 and prior years to eventually expire unused.

A reconciliation of the beginning and ending unrecognized income tax benefits is as follows:

	2014	2013	2012
Beginning balance	$76,679	$73,518	$75,951
Additions for tax positions related to the current year	1,614	—	310
Additions for tax positions related to prior years	32,933	5,822	307
Reductions for tax positions related to prior years	(1,233)	(2,661)	(3,050)

Ending balance	$109,993	$76,679	$73,518

If recognized, all of the unrecognized income tax benefits of $110.0 million, as of December 31, 2014, would favorably impact the effective income tax rate. We will maintain a liability for unrecognized income tax benefits until these uncertain positions are resolved or until the expiration of the applicable statute of limitations, if earlier.

Our policy is to record tax-related interest expense and penalties, if applicable, as a component of income tax expense. We recorded a tax-related interest benefit of $2.0 million and $1.8 million in 2014 and 2013, respectively. As of December 31, 2014 and 2013, the cumulative liability for tax-related interest was $0.1 million and $2.1 million, respectively. We have not recorded any liability for income tax-related penalties, and the tax authorities historically have not assessed any.

For U.S. federal income tax purposes, the 2010 through 2014 income tax years remain subject to examination. The Internal Revenue Service is currently examining the 2010 and 2011 federal income tax returns. We also file income tax returns in multiple states as well as in Hong Kong and Singapore. Generally, the 2011 through 2014 income tax years remain subject to examination in the states where we file. In addition, the 2013 and 2014 Hong Kong income tax years and the 2011 through 2014 Singapore income tax years are subject to examination. No significant state or foreign income tax examinations are in process.

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

The fair value of our interest rate derivatives (see Note 17) is based on expected cash flow models utilizing inputs including quoted prices in active markets for similar assets or liabilities. The incorporated market inputs include the implied forward LIBOR yield curve for the same period as the future interest rate swap settlements. These derivatives were designated as hedging instruments.

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$298,601	$298,601	$298,601	$—	$—
Short-term investments	17,802	17,802	—	—	17,802
Restricted cash	14,281	14,281	14,281	—	—
Long-term investments and accrued interest	120,478	154,743	—	—	154,743

	$451,162	$485,427	$312,882	$—	$172,545

Liabilities
Interest rate derivatives	$—	$—	$—	$—	$—
Term loans	957,784	982,036	—	—	982,036
Ex-Im Bank guaranteed notes	803,561	789,834	—	—	789,834
EETCs	211,739	270,333	—	—	270,333

	$1,973,084	$2,042,203	$—	$—	$2,042,203

	December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$321,816	$321,816	$321,816	$—	$—
Short-term investments	10,904	10,904	—	—	10,904
Restricted cash	6,491	6,491	6,491	—	—
Interest rate derivatives	9,182	9,182	—	9,182	—
Long-term investments and accrued interest	130,267	174,795	—	—	174,795

	$478,660	523,188	328,307	9,182	185,699

	December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Liabilities
Interest rate derivatives	$7,796	$7,796	$—	$7,796	$—
Term loans	702,668	701,421	—	—	701,421
Ex-Im Bank guaranteed notes	739,741	718,703	—	—	718,703
EETCs	254,216	329,973	—	—	329,973

	$1,704,421	$1,757,893	$—	$7,796	$1,750,097

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments and accrued interest by contractual maturity as of:

	December 31, 2014			December 31, 2013
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value
Debt securities
Due after one but within five years	$40,040	$9,700	$49,740	$—	$—	$—
Due after five but within ten years	80,438	24,565	105,003	130,267	44,528	174,795

Total	$120,478	$34,265	$154,743	$130,267	$44,528	$174,795

11.     Segment Reporting

During the fourth quarter of 2014, we changed our operating and reportable segments, reflecting changes in our military business. We currently have the following three reportable segments: ACMI, Charter and Dry Leasing. Previously our reportable segments were ACMI, AMC Charter, Commercial Charter and Dry Leasing. As the amount of business with the U.S. Military Air Mobility Command (the “AMC”) has declined and the interchangeability of aircraft between the AMC and commercial customers has increased, our chief operating decision maker began assessing operating results and making resource allocation decisions for the Charter segment.

We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of operating and ownership costs. Direct Contribution represents Income before income taxes excluding the following: Special charges, pre-operating expenses, nonrecurring items, Loss (gain) on the disposal of aircraft, Loss on early extinguishment of debt, unallocated revenue and unallocated fixed costs. Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense related to aircraft debt, interest income on debt securities and aircraft depreciation. Unallocated income and expenses include corporate overhead, non-aircraft depreciation, interest income, capitalized interest, foreign exchange gains and losses, other revenue and other non-operating costs, including pre-operating expenses. Management uses Direct Contribution to measure segment profitability. Each segment has different operating and economic characteristics that are separately reviewed by our chief operating decision maker.

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

The ACMI segment provides aircraft, crew, maintenance and insurance services to customers. Also included in the ACMI segment is CMI, which provides crew, maintenance and insurance services, with the customer providing the aircraft. Under ACMI and CMI contracts, customers guarantee a monthly level of operation at a predetermined rate for a defined period of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel.

The Charter segment provides full planeload air cargo and passenger aircraft charters to customers, including the AMC, brokers, freight forwarders, direct shippers, airlines, sports teams and fans, and private charter customers. Charter customers generally pay a fixed charter fee and we bear the direct operating costs.

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable business segments reconciled to Operating Income and Income before Income Taxes:

	For the Years Ended December 31,
	2014	2013	2012
Operating Revenue:
ACMI	$778,091	$755,008	$682,189
Charter	906,676	852,452	938,340
Dry Leasing	100,059	35,168	11,843
Other	14,372	14,272	13,660

Total Operating Revenue	$1,799,198	$1,656,900	$1,646,032

Direct Contribution:
ACMI	$197,750	$227,829	$191,497
Charter	54,099	52,546	131,670
Dry Leasing	33,224	14,017	4,598

Total Direct Contribution for Reportable Segments	285,073	294,392	327,765

Add back (subtract):
Unallocated income and expenses, net	(165,731)	(152,059)	(124,331)
Loss on early extinguishment of debt	—	(5,518)	(576)
Special charge	(15,114)	(18,642)	—
Loss (gain) on disposal of aircraft	(14,679)	(351)	2,417

Income before Income Taxes	89,549	117,822	205,275

Add back (subtract):
Interest income	(18,480)	(19,813)	(19,636)
Interest expense	104,252	83,659	64,532
Capitalized interest	(453)	(2,350)	(18,727)
Loss on early extinguishment of debt	—	5,518	576
Other expense (income), net	1,104	1,954	(5,529)

Operating Income	$175,972	$186,790	$226,491

We are exposed to a concentration of revenue to the AMC and Polar (see Note 3 for further discussion regarding Polar). No other customer accounted for 10.0% of our Total Operating Revenue. Revenue from the AMC was $336.6 million in 2014, $356.3 million in 2013 and $488.1 million in 2012. Accounts receivable from the AMC were $15.3 million and $6.6 million as of December 31, 2014 and December 31, 2013, respectively. We have not experienced any credit issues with either of these customers.

	2014	2013	2012
Depreciation and amortization expense:
ACMI	$56,289	$45,737	$34,965
Charter	25,286	21,262	18,135
Dry Leasing	31,592	11,669	4,873
Unallocated	7,626	7,721	4,502

Total Depreciation and Amortization	$120,793	$86,389	$62,475

12.     Labor and Legal Proceedings

Labor

Pilots and flight dispatchers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represented approximately 55.9% of our workforce as of December 31, 2014. We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”) and may incur additional administrative expenses associated with union representation of our employees.

We have a five-year collective bargaining agreement with our pilots, which will not become amendable until September 2016. The terms of the agreement provide for a single pilot workforce that serves both Atlas and Polar.

We have a five-year collective bargaining agreement with the Atlas and Polar dispatchers, which will not become amendable until November 2017.

Legal Proceedings

Matters Related to Pricing Practices

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

The court in the antitrust class actions has heard and decided a number of procedural motions. Among those was the plaintiffs’ motion to join Polar Air Cargo Worldwide, Inc. as an additional defendant, which the court granted on April 13, 2011. There was substantial pretrial written discovery and document production, and a number of depositions were taken. A court hearing on whether or not to certify the case as a class action was held in October 2013 and oral arguments were held in November 2013. On October 15, 2014, the court magistrate issued a decision recommending that the court enter an order certifying the class for adjudicating the claims. We filed our opposition to that recommendation on December 1, 2014 and also intend to vigorously pursue a number of defenses. We are unable to reasonably predict the court’s ruling on our opposition to class certification and our defenses, or the ultimate outcome of the litigation.

The Company, Old Polar and a number of other cargo carriers also were named as defendants in civil class action suits in the provinces of British Columbia, Ontario and Quebec, Canada that are substantially similar to the class action suits in the United States. On August 1, 2014, the Canadian plaintiffs and Old Polar executed a settlement agreement in which Old Polar agreed, without admitting violations of law, to pay an immaterial amount in return for the release of all claims. The settlement agreement is subject to court approval and currently is under review.

In the United Kingdom, several groups of named claimants have brought suit against British Airways in connection with the same alleged antitrust practices at issue in the proceedings described above and are seeking damages allegedly arising from that conduct. British Airways has filed claims in the lawsuit against Old Polar and other carriers for contribution should British Airways be found liable to claimants. Old Polar’s formal statement of defense is due February 28, 2015. Old Polar intends to mount a vigorous defense.

If the Company or Old Polar were to incur an unfavorable outcome in connection with one or more of the matters described above, such outcome is not expected to materially affect our business, financial condition, results of operations or cash flows.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $7.4 million in aggregate based on December 31, 2014 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $5.3 million as of December 31, 2014 and $5.7 million as of December 31, 2013, and are included in Deposits and other assets.

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

13.     Stock-Based and Long-term Incentive Compensation Plans

In 2004, we implemented a Long-Term Incentive Plan (the “2004 LTIP”). The 2004 LTIP provided for stock awards of up to approximately 2.8 million shares of AAWW’s common stock to employees in various forms, cash awards and performance cash awards. Stock awards included non-qualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. In 2007, the stockholders approved a revised Long-Term Incentive Plan (the “2007 Plan”), which replaced the 2004 LTIP. An aggregate of 0.6 million shares of common stock was reserved for issuance to participants under the 2007 Plan. No new awards have been made under the 2004 LTIP since the adoption of the 2007 Plan in May 2007. Awards outstanding under the 2004 LTIP will continue to be governed by the terms of that plan and agreements under which they were granted. The 2007 Plan limits the terms of awards to ten years and prohibits the granting of awards more than ten years after the effective date of the 2007 Plan. The stockholders approved an additional 1.3 million shares in 2013, 0.8 million shares in 2011 and 0.5 million shares in 2010 of our common stock to be reserved under the 2007 Plan.

As of December 31, 2014, the 2007 Plan had a total of 1.4 million shares of common stock available for future award grants to management and members of the board of directors. Our compensation expense for both plans was $12.5 million in 2014, $15.4 million in 2013 and $16.8 million in 2012. Income tax benefits recognized for share-based compensation arrangements were $4.0 million in 2014, $3.1 million in 2013 and $6.7 million in 2012. The excess cash tax effect classified as a financing cash inflow was a nominal benefit in 2014, a benefit of $0.5 million in 2013 and a benefit of $0.6 million in 2012.

Non-qualified Stock Options

The portion of the 2007 Plan and the 2004 LTIP applicable to employees is administered by the compensation committee of the board of directors, which also establishes the terms of the awards.

Non-qualified stock options granted, vest over a three or four year period and expire seven to ten years from the date of grant. As of December 31, 2014, options to acquire a total of 1.3 million shares of common stock have been granted to management under both plans. No options have been granted since 2007. While non-qualified stock options may be granted at any price, they have never been granted with an exercise price less than the fair market value of the stock on the date of grant.

A summary of our options as of December 31, 2014 and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	69,473	$50.89
Granted	—	—
Exercised	(2,500)	27.50
Forfeited, net of adjustments	(2,600)	49.17

Outstanding as of December 31, 2014	64,373	$51.87	1.5	$163

Exercisable as of December 31, 2014	64,373	$51.87	1.5	$163

The total intrinsic value of options exercised in 2014 was nominal and the cash received was $0.1 million. No options were exercised in 2013 and 2012.

As of December 31, 2014, there was no unrecognized compensation cost related to non-vested stock options granted and all options have vested.

Restricted Share Awards

Restricted shares granted, vest and are expensed over three, four or five year periods. Restricted share awards have been granted in both shares and units. As of December 31, 2014, a total of 2.8 million restricted shares have been granted under both plans. All shares were valued at their fair market value on the date of issuance. Unrecognized compensation cost as of December 31, 2014 is $20.0 million and will be recognized over the remaining weighted average life of 2.2 years.

A summary of our restricted shares as of December 31, 2014 and changes during the year then ended are presented below:

Restricted Share Awards	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2013	608,974	$48.57
Granted	441,845	33.21
Vested	(235,191)	48.14
Forfeited	(32,758)	41.37

Unvested as of December 31, 2014	782,870	$40.33

The total fair value of shares vested on various vesting dates was $11.3 million in 2014, $12.4 million in 2013 and $9.8 million in 2012. Weighted average grant date fair value was $49.85 in 2013 and $49.12 in 2012.

Performance Share and Performance Cash Awards

Performance share and performance cash awards granted are expensed over three years, which generally is the requisite service period. Awards granted prior to 2014 generally become vested if (1) we achieve certain specified performance levels compared with a peer group of companies during a three-year period starting in the grant year and ending on December 31 three years later (the “Performance Period”), and (2) the employee remains employed by us through the determination date which can be no later than four months following the end of the Performance Period. Awards granted in 2014 generally become vested if (1) we achieve certain specified performance levels compared with predetermined performance thresholds during a three-year period starting in the grant year and ending on December 31 three years later, and (2) the employee remains employed by us through the determination date which can be no later than four months following the end of the Performance Period. Partial vesting may occur for certain employee terminations. Performance share awards have been granted to employees in shares and units. All performance share and cash performance awards are valued at their fair market value on the date of grant. The estimated compensation expense recognized for performance share and performance cash awards are net of estimated forfeitures. We assess the performance levels in the first quarter of each year for the prior year after each of the peer companies has filed its financial statements. We review the results, adjust the estimated performance level and record any change to compensation cost. As of December 31, 2014, a total of 1.1 million performance shares have been granted. Unrecognized compensation cost as of December 31, 2014 is $4.0 million and will be recognized over the remaining weighted average life of 1.8 years. For the performance cash awards, we had accruals of $2.5 million as of December 31, 2014 and $1.2 million as of December 31, 2013 in Other liabilities. We recognized compensation expense associated with the performance cash awards totaling $1.3 million in 2014 and $1.2 million in 2013. We had no performance cash awards in 2012.

A summary of our performance shares as of December 31, 2014 and changes during the year then ended are presented below:

Performance Share Awards	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2013	392,202	$34.81
Granted	132,375	32.20
Vested	(123,256)	56.90
Forfeited	(8,607)	26.97

Unvested as of December 31, 2014	392,714	$27.17

The total fair value of shares vested on various vesting dates in 2014 was $7.0 million, $10.2 million in 2013 and zero in 2012. Weighted average grant date fair value was $43.46 in 2013 and $49.89 in 2012.

14.     Profit Sharing, Incentive and Retirement Plans

Profit Sharing and Incentive Plans

We have an annual incentive compensation program for management employees. The program provides for payments to eligible employees based upon our financial performance, service performance and attainment of individual performance goals, among other things. In addition, our profit sharing plan allows IBT-represented crewmembers to receive payments from the plan based upon Atlas’ financial performance. The profit sharing plan is subject to a minimum financial performance threshold. For both plans, we had accruals of $22.4 million as of December 31, 2014 and $17.0 million as of December 31, 2013 in Accrued liabilities. We recognized compensation expense associated with both plans totaling $21.7 million in 2014, $17.0 million in 2013 and $20.5 million in 2012.

401(k) and 401(m) Plans

Participants in our retirement plan may contribute a portion of their annual compensation to a 401(k) plan on a pre-tax basis, subject to aggregate limits under the Code. In addition to 401(k) contributions, participants may contribute a portion of their eligible compensation to a 401(m) plan on an after-tax basis. On behalf of participants in the plan who make elective compensation deferrals, we provide a matching contribution subject to certain limitations. Employee contributions in the plan are vested at all times and our matching contributions are subject to a three-year cliff vesting provision, except for employees who are represented by a collective bargaining agreement and are subject to a three-year graded vesting provision. We recognized compensation expense associated with the plan matching contributions totaling $8.5 million in 2014, $7.7 million in 2013 and $7.5 million in 2012.

15.     Stock Repurchases

We record the repurchase of our shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

In 2008, we established a stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. In November 2013, we announced an increase of $51.0 million to our stock repurchase program. As of December 31, 2014, we had repurchased a total of 2,882,757 shares of our common stock for approximately $106.0 million, at an average cost of $36.78 per share under this program, resulting in $45.0 million of available authorization remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on Company and market conditions.

During 2014, we repurchased 458,937 shares of our common stock for an aggregate purchase price of $15.0 million under an open market repurchase program at an average cost of $32.68 per share.

During 2013, we repurchased 1,723,577 shares of our common stock for an aggregate purchase price of $72.1 million under accelerated share repurchase programs at an average cost of $41.84 per share.

In addition, we repurchased 132,921 and 208,524 shares of common stock from management, in connection with the vesting of equity awards to pay the statutory tax withholdings of employees, at an average price of $33.82 per share in 2014 and $42.50 per share in 2013, and held the shares as treasury shares.

16.     Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for the years ended December 31, 2014, 2013 and 2012 were de minimis and excluded.

The calculations of basic and diluted EPS were as follows:

	2014	2013	2012
Numerator:
Net Income Attributable to Common Stockholders	$106,757	$93,837	$129,927
Denominator:
Basic EPS weighted average shares outstanding	25,031	25,541	26,419
Effect of dilutive stock options and restricted stock	96	86	130

Diluted EPS weighted average shares outstanding	25,127	25,627	26,549

EPS:
Basic	$4.26	$3.67	$4.92

Diluted	$4.25	$3.66	$4.89

Diluted shares reflect the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include restricted shares and units in which performance or market conditions were not satisfied of 0.4 million in 2014, 0.5 million in 2013 and 0.4 million in 2012.

17.     Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2012	$(14,618)	$355	$(14,263)
Net change in fair value	1,386	—	1,386
Reclassification to interest expense	3,064	—	3,064
Translation adjustment	—	343	343
Tax effect	(1,207)	—	(1,207)

Balance as of December 31, 2013	(11,375)	698	(10,677)
Net change in fair value	(251)	—	(251)
Reclassification to interest expense	2,724	—	2,724
Translation adjustment	—	(346)	(346)
Tax effect	(1,022)	—	(1,022)

Balance as of December 31, 2014	$(9,924)	$352	$(9,572)

Interest Rate Derivatives

In December 2013, we entered into six forward-starting interest rate swaps with a total notional value of $432.5 million to hedge the risk of changes in quarterly interest payments due to fluctuations in the forward 90-day LIBOR swap rate for debt issuances. The debt issuances were related to the financing of three Boeing 777-200LRF aircraft that we purchased in the first quarter of 2014 (see Note 7).

In the first quarter of 2014, we terminated all six of the forward-starting interest rate swaps in connection with the debt issuances, which converted a previously unrealized gain of $1.1 million into a realized gain in Accumulated other comprehensive income (loss). There was no ineffectiveness associated with these hedges upon their termination.

As of December 31, 2014, there was $16.0 million of net unamortized realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and the three 777-200LRF financings in 2014. The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt. Net realized losses reclassified into earnings were $2.7 million in 2014 and $3.1 million in 2013. Net realized losses expected to be reclassified into earnings within the next 12 months are $2.6 million as of December 31, 2014.

18.     Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2014 and 2013 quarterly results:

2014*	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Operating Revenue	$403,363	$441,169	$465,801	$488,865

Operating Income	28,130	26,657	60,989	60,196
Net Income Attributable to Common Stockholders	$7,944	$29,593	$27,576	$41,644

EPS:
Basic	$0.32	$1.17	$1.10	$1.68

Diluted	$0.32	$1.17	$1.10	$1.66

2013**	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Operating Revenue	$377,336	$403,573	$405,390	$470,601

Operating Income	22,597	48,461	57,706	58,027
Net Income Attributable to Common Stockholders	$20,078	$20,060	$23,741	$29,958

EPS:
Basic	$0.76	$0.78	$0.94	$1.20

Diluted	$0.76	$0.78	$0.94	$1.19

*	Included in the first quarter of 2014 is a pre-tax special charge of $8.0 million. Included in the second quarter was a pre-tax loss on disposal of equipment of $14.7 million and a special charge of $1.4 million. Included in the fourth quarter was a pre-tax special charge of $5.5 million.
**	Included in the fourth quarter of 2013 is a pre-tax special charge of $18.6 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“Principal Executive Officer”) and our Executive Vice President and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective. Our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2015 Annual Meeting of Stockholders. Information concerning the executive officers is included below. We have adopted a code of conduct that applies to all of our employees, along with a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and members of the board of directors (the “Code of Ethics”). The Code of Ethics is monitored by our Audit Committee, and includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties. A copy of the Code of Ethics is available on our website at www.atlasair.com.

The following is a list of the names, ages and background of our current executive officers:

William J. Flynn. Mr. Flynn, age 61, has been our President and Chief Executive Officer since June 2006. Mr. Flynn has over a 35 year career in international supply chain management and freight transportation. Prior to joining us, Mr. Flynn served as President and Chief Executive Officer of GeoLogistics Corporation since 2002 where he led a successful turnaround of the company’s profitability and the sale of the company in September 2005. Prior to his tenure at GeoLogistics, Mr. Flynn served as a Senior Vice President at CSX Transportation, one of the largest Class 1 railroads operating in the U. S., from 2000 to 2002. Mr. Flynn spent over 20 years with Sea-Land Service, Inc., a global provider of container shipping services. He served in roles of increasing responsibility in the U.S., Latin America and Asia. Mr. Flynn ultimately served as head of the company’s Asia operations. Mr. Flynn is also a director of Republic Services, Inc. During the previous five years, he served as a director of Horizon Lines, Inc. Mr. Flynn holds a Bachelors degree in Latin American studies from the University of Rhode Island and a Masters degree in the same field from the University of Arizona.

John W. Dietrich. Mr. Dietrich, age 50, has been Executive Vice President and Chief Operating Officer since September 2006. In addition, he was named President and Chief Operating Officer of Atlas Air, Inc. effective October 2014. Prior thereto, Mr. Dietrich was Senior Vice President, General Counsel and Chief Human Resources Officer from February 2004. He was named Vice President and General Counsel in March 2003, where he was also responsible for our Human Resources and Corporate Communications functions. Mr. Dietrich joined Atlas in 1999 as Associate General Counsel. Prior to joining us, he was a litigation attorney at United Airlines from 1992 to 1999, where he provided legal counsel to all levels of management, particularly on employment and commercial litigation issues. He also serves as a director of the National Air Courier Association. Mr. Dietrich earned a Bachelors of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

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

Michael T. Steen. Mr. Steen, age 48, has been Executive Vice President and Chief Commercial Officer since November 2010. In addition, he was named President and Chief Executive Officer of Titan Aviation Holdings, Inc. effective October 2014. Prior to November 2010, he was our Senior Vice President and Chief Marketing Officer from April 2007. Mr. Steen joined us from Exel plc where he served as Senior Vice President of Sales and Marketing. Mr. Steen led the sales and marketing activities for Exel Freight’s management and technology sector. Following Exel’s acquisition by Deutsche Post World Net, he held senior-level positions with the merged company in global supply chain logistics. Prior to joining Exel, he served in a variety of roles with KLM Cargo over 11 years, including Vice President of the Americas, Head of Global Sales and Marketing for the Logistics Unit and Director of Sales for EMEA. Mr. Steen has also been a member of the Board of Directors of TIACA (a not-for-profit trade association for the air cargo industry) since November 2007 and served as its Chairman from 2010 to 2013. Mr. Steen earned a degree in economic science from Katrinelund in Gothenburg, Sweden, and is an alumnus of the Advanced Executive Program at the Kellogg School of Management at Northwestern University.

Spencer Schwartz. Mr. Schwartz, age 48, has been Executive Vice President since January 2014 and Chief Financial Officer since June 2010. Prior to January 2014, he was Senior Vice President from June 2010. Prior to June 2010, he was our Vice President and Corporate Controller from November 2008. Mr. Schwartz joined us from MasterCard Incorporated, where he was employed for over 12 years and served as Group Head of Global

Risk Management; Senior Vice President and Business Financial Officer; Senior Vice President, Corporate Controller and Chief Accounting Officer; and Vice President of Taxation. Prior to joining MasterCard, Mr. Schwartz held financial positions of increasing responsibility with Price Waterhouse LLP (now PricewaterhouseCoopers LLP) and Carl Zeiss, Inc. Mr. Schwartz earned a Bachelors degree in Accounting from The Pennsylvania State University and a Masters degree in Business Administration, with a concentration in management, with honors, from New York University’s Leonard N. Stern School of Business. He is a certified public accountant.

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

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2015 Annual Meeting of Stockholders.

The following table summarizes the securities authorized for issuance under our equity compensation plans at December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,629,921	$2.05	(1)	960,216

Total	1,629,921	$2.05		960,216

(1)	Includes 1,565,548 of restricted and performance shares and units, which have no exercise price and 64,373 stock options having an average exercise price of $51.87

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2015.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)

By:	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 12, 2015 on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

* Frederick McCorkle	Chairman of the Board
Frederick McCorkle

/s/ William J. Flynn	President, Chief Executive Officer and Director
William J. Flynn	(Principal Executive Officer)

/s/ Spencer Schwartz	Executive Vice President and Chief Financial Officer
Spencer Schwartz	(Principal Financial Officer)

/s/ Keith H. Mayer	Vice President and Corporate Controller
Keith H. Mayer	(Principal Accounting Officer)

* Robert F. Agnew	Director
Robert F. Agnew

* Timothy J. Bernlohr	Director
Timothy J. Bernlohr

* James S. Gilmore, III	Director
James S. Gilmore, III

* Carol B. Hallett	Director
Carol B. Hallett

* Duncan J. McNabb	Director
Duncan J. McNabb

*By:	/s/ William J. Flynn
William J. Flynn,
as Attorney-in-fact for each of the persons indicated

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
For the Year ended December 31, 2014
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$1,402	$643	$(387	)(a)	$1,658

For the Year ended December 31, 2013
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$3,172	$178	$(1,948	)(a)	$1,402

For the Year ended December 31, 2012
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$1,931	$837	$404	(a)	$3,172

(a)	Primarily represents the write-off of accounts net of recoveries

EXHIBIT INDEX

Exhibit Number	Description

3.1(4)	Certificate of Incorporation of the Company.

3.2(16)	Amended and Restated By-Laws of Atlas Air Worldwide Holdings, Inc., dated as of September 19, 2014.

4.1.1(1)	Form of 8.707% Atlas Air Pass Through Certificates, Series 2000-1A (included in Exhibit 4.1.21).

4.1.2(1)	Form of 9.057% Atlas Air Pass Through Certificates, Series 2000-1B (included in Exhibit 4.1.22).

4.1.3(1)	Form of 9.702% Atlas Air Pass Through Certificates, Series 2000-1C (included in Exhibit 4.1.23).

4.1.4(3)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-1.

4.1.5(3)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-2.

4.1.6(3)	6.88% Atlas Air Pass Through Certificate 1999-1A-2, Certificate No. A-2-1.

4.1.7(3)	7.63% Atlas Air Pass Through Certificate 1999-1B-1, Certificate No. B-1.

4.1.8(3)	8.77% Atlas Air Pass Through Certificate 1999-1C-1, Certificate No. C-1.

4.1.9(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-0.

4.1.10(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-S.

4.1.11(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-0.

4.1.12(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-S.

4.1.13(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-0.

4.1.14(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-S.

4.1.15(3)	Pass Through Trust Agreement, dated as of April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc..

4.1.16(3)	Trust Supplement No. 1999-1A-1, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.17(3)	Trust Supplement No. 1999-1A-2, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.18(3)	Trust Supplement No. 1999-1B, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.19(3)	Trust Supplement No. 1999-1C, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.20(1)	Pass Through Trust Agreement, dated as of January 28, 2000, between Wilmington Trust Company, as Trustee and Atlas Air, Inc..

4.1.21(1)	Trust Supplement No. 2000-1A, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.

4.1.22(1)	Trust Supplement No. 2000-1B, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.

Exhibit Number	Description

4.1.23(1)	Trust Supplement No. 2000-1C, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000

4.1.24(2)	Note Purchase Agreement, dated as of February 9, 1998, among the Company, Wilmington Trust Company and First Security Bank, National Association (“Note Purchase Agreement 1998”)

4.1.25(1)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1998).

4.1.26(1)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1998).

4.1.27(1)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1998).

4.1.28(3)	Note Purchase Agreement, dated as of April 13, 1999, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 1999”).

4.1.29(3)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1999).

4.1.30(3)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1999).

4.1.31(3)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1999).

4.1.32(1)	Note Purchase Agreement, dated as of January 28, 2000, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 2000”).

4.1.33(1)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).

4.1.34(1)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).

4.1.35(1)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).

4.1.36(3)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).

4.1.37(3)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).

4.1.38(3)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).

4.1.39(8)	Leased Aircraft Restructure Agreement with regard to Aircraft N491MC, dated July 27, 2004, by and among Atlas Air, Inc., Wells Fargo Bank Northwest, National Association as Owner Trustee, Wilmington Trust Company as Mortgagee, Class A Trustee and Subordination Agent, and DAF Investments, Ltd. as Owner Participant, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

Exhibit Number	Description

4.1.40(7)	1998 Class A Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A Trustee.

4.1.41(7)	Amendment to 1999 Class A-1 Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A-1 Trustee

4.1.42(7)	Amendment to 2000 Class A Pass Through Trust Supplement between the Company and Wilmington Trust Company as Class A Trustee dated July 27, 2004.

4.1.43(8)	Trust Indenture and Mortgage Supplement No. 3, dated July 27, 2004, by and between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), Owner Trustee, and Wilmington Trust Company, Mortgagee, pertaining to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

4.2(18)	Facility Agreement, among Atlas Air, Inc. (as Borrower), Each Loan Participant Identified on Schedule I thereto, Norddeutsche Landesbank Girozentrale (as Agent) and Bank of Utah (as Security Agent).

4.3(20)	Participation Agreement, dated as of January 30, 2012, among Helios Leasing I LLC, as Lessor, Helios Leasing Trust, as Lessor Parent, Wilmington Trust Company, as Trustee, Atlas Air, Inc., as Lessee, Wilmington Trust Company, as Indenture Trustee, Apple Bank for Savings, as Initial Guaranteed Lender, Wells Fargo Bank Northwest, National Association, as Security Trustee, and Export-Import Bank of the United States. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

4.4(21)	Indenture, dated as of May 1, 2012, by and among Helios Leasing I LLC, Apple Bank for Savings, Wilmington Trust Company, not in its individual capacity but solely as Indenture Trustee, Wells Fargo Bank Northwest, National Association, and Export-Import Bank of the United States.

4.5(21)	Secured Fixed Rate Global Note, dated June 19, 2012.

4.6(21)	Secured Fixed Rate Global Note, dated July 31, 2012.

4.7(22)	Secured Fixed Rate Global Note, dated October 10, 2012.

4.8(22)	Secured Fixed Rate Global Note dated, December 12, 2012.

4.9(23)	Secured Fixed Rate Global Note, dated May 28, 2013.

4.10(25)	Secured Fixed Rate Global Note, dated January 30, 2014.

10.1(8)	Lease Agreement, dated July 29, 1998, between First Security Bank, National Association and Atlas Air, Inc. with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.1.1(8)	Amendment No. 1 to Lease Agreement dated as of July 27, 2004 between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.2(9)	Employment Agreement, dated April 21, 2006, between Atlas Air, Inc. and William J. Flynn.

10.2.1(14)	Amendment, dated as of December 31, 2008, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

10.2.2(15)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

10.3(8)	Lease, dated July 16, 2002, between Tuolumne River Aircraft Finance, Inc. as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

Exhibit Number	Description

10.3.1(8)	Amendment Agreement, dated August 1, 2003, between Tuolumne River Aircraft Finance, Inc., as Lessor and Atlas Air, Inc. as Lessee in respect of Lease dated July 16, 2002 with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.4(8)	Sublease, dated October 24, 2001, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act

10.4.1(8)	Amendment Agreement, dated August 1, 2003, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.4.2(7)	Second Amendment Agreement, dated January 31, 2005, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.5(8)	Lease Agreement, dated July 24, 2002, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee with respect to Aircraft N454PA

10.5.1(8)	Amendment Agreement, dated August 1, 2003, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement dated July 24, 2002 with respect to Aircraft N454PA.

10.5.2(8)	Second Amendment Agreement, dated January 31, 2005, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement, dated July 24, 2002, with respect to Aircraft N454PA.

10.6.1(10)	Purchase Agreement No. 3134, dated as of September 8, 2006, between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.6.2(17)	Supplemental Agreement No. 1 to Purchase Agreement No. 3134 between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.6.3(17)	Supplemental Agreement No. 2 to Purchase Agreement No. 3134 between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.7(8)	Engine Maintenance Contract, dated April 30, 2004, between the Company and MTU Maintenance Hannover GmbH, with regard to CF6 80C2 Engines in the 1998 EETC Transaction together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.8(10)	Amended and Restated Employment Agreement, dated as September 19, 2006, between Atlas Air, Inc. and John W. Dietrich.

10.8.1(14)	Amendment, dated as of December 31, 2008, to the Amended and Restated Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.8.2(15)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.9(26)	Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives, amended as of February 18, 2014.

Exhibit Number	Description

10.10(8)	Contract, dated October 1, 2004, between HQ AMC/A34TM and the Company.

10.11(24)	Atlas Air Worldwide Holdings, Inc. 2007 Incentive Plan (as amended).

10.11.1(26)	Atlas Air Worldwide Holdings, Inc. 2014 Long Term Cash Incentive Program.

10.11.2(26)	Form of Restricted Stock Unit Agreement.

10.11.3(26)	Form of Performance Share Unit Agreement.

10.12(15)	Benefits Program for Executive Vice President and Senior Vice Presidents, Amended and Restated as of July 1, 2011.

10.13	Board of Directors Compensation Program, which is filed herewith as Exhibit 10.13.

10.14(13)	Atlas Air, Inc. Profit Sharing Plan.

10.14.1(14)	Amendment, dated as of December 31, 2008, to Atlas Air, Inc. Profit Sharing Plan.

10.15(6)	Form of Directors and Officers Indemnification Agreement.

10.16(5)	Amendment No. 1 to Stock Purchase Agreement/Amendment No. 1 to Transaction Guarantee Agreement, dated as of April 13, 2007, among Polar Air Cargo Worldwide, Inc., DHL Network Operations (USA), Inc. and Deutsche Post AG.

10.17(11)	Stock Purchase Agreement with DHL.

10.18(12)	Blocked Space Agreement, dated June 28, 2007, between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.19(12)	Amendment No. 1, dated as of July 30, 2007, to Blocked Space Agreement between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc.

10.20(12)	Flight Services Agreement, dated as of June 28, 2007, between Atlas Air, Inc. and Polar Air Cargo Worldwide, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.21(12)	Indemnity Agreement, dated as of June 28, 2007, among Atlas Air Worldwide Holdings, Inc., Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc.

10.22(12)	Contribution Agreement, dated as of June 28, 2007, between Atlas Air Worldwide Holdings, Inc. and Polar Air Cargo Worldwide, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.23(21)	Atlas Air, Inc. 401(K) Restoration and Voluntary Deferral Plan.

10.24(19)	Plea Agreement, dated September 2, 2010, between the United States of America and Polar Air Cargo, L.L.C.

10.25(25)	Loan Agreement [37138], dated as of December 20, 2013, among MSN 37138 Ltd. (as Borrower), BNP Paribas (New York Branch), Landesbank Hessen-Thuringer Girozentrale and Norddeutsche Landesbank Girozentrale (as Lenders) and BNP Paribas (New York Branch) (as Agent). (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.26(25)	Loan Agreement [38969], dated as of December 20, 2013, among MSN 38969 Ltd. (as Borrower), BNP Paribas (New York Branch), Landesbank Hessen-Thuringer Girozentrale and Norddeutsche Landesbank Girozentrale (as Lenders) and BNP Paribas (New York Branch) (as Agent). (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

Exhibit Number	Description

10.27(25)	Loan Agreement [39286], dated as of December 20, 2013, among MSN 39286 Pte. Ltd., BNP Paribas (Singapore Branch), Norddeutsche Landesbank Girozentrale (Singapore Branch) (as Lenders) and BNP Paribas (New York Branch) (as Agent). (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.28(25)	Loan Agreement [37138], dated as of December 20, 2013, among MSN 37138 Ltd. (as Borrower), Investec Bank plc (as Lender) and Investec Bank plc (as Agent). (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.29(25)	Loan Agreement [38969], dated as of December 20, 2013, among MSN 38969 Ltd. (as Borrower), Investec Bank plc (as Lender) and Investec Bank plc (as Agent). (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.30(25)	Loan Agreement [39286], dated as of December 20, 2013, among MSN 39286 Pte. Ltd. (as Borrower), Norddeutsche Landesbank Girozentrale (Singapore Branch) (as Lender) and Norddeutsche Landesbank Girozentrale (Singapore Branch) (as Agent). (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.31(25)	Amended and Restated Sale Agreement between Wells Fargo Bank Northwest, National Association (not in its individual capacity but as owner trustee for GAIF II Investment Twenty-Eight, LLC) and MSN 38969 Ltd., an indirect subsidiary of the Company, relating to the purchase of one Boeing 777F airframe with manufacturer’s serial number 38969 and two GE90 Engines with engine serial numbers 906970 and 906971. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.32(25)	Amended and Restated Sale Agreement between Wells Fargo Bank Northwest, National Association (not in its individual capacity but as owner trustee for GAIF II Investment Nineteen, LLC) and MSN 37138 Ltd., an indirect subsidiary of the Company, relating to the purchase of one Boeing 777F airframe with manufacturer’s serial number 37138 and two GE90 Engines with engine serial numbers 907037 and 907038. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.33(25)	Amended and Restated Sale Agreement between Wells Fargo Bank Northwest, National Association (not in its individual capacity but as owner trustee for GAIF II Investment Sixteen, LLC) and MSN 39286 Pte. Ltd., an indirect subsidiary of the Company, relating to the purchase of one Boeing 777F airframe with manufacturer’s serial number 39286 and two GE90 Engines with engine serial numbers 907006 and 907007. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

14.1	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board of Directors, which filed herewith as Exhibit 14.1.

21.1	Subsidiaries List, which is filed herewith as Exhibit 21.1.

23.1	Consent of PricewaterhouseCoopers LLP, which is filed herewith as Exhibit 23.1.

24.1	Power of Attorney, which is filed herewith as Exhibit 24.1.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, which is filed herewith as Exhibit 32.1.

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, which is filed herewith as Exhibit 32.2.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

Exhibit Number	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-4 (No. 333-36268).

(2)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1997.

(3)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-3 (No. 333-71833).

(4)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated February 16, 2001.

(5)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(6)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 14, 2005.

(7)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(8)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

(9)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(11)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(12)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(13)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(14)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(15)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(16)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated September 19, 2014.

(17)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(18)	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(20)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(21)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(22)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(23)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(24)	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated May 22, 2013.

(25)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(26)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.