Form 10-Q
period 2015-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2015-04-30
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 27, 2015, there were 25,003,943 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$336,406	$298,601
Short-term investments	23,287	17,802
Restricted cash	15,028	14,281
Accounts receivable, net of allowance of $1,168 and $1,658, respectively	149,360	162,092
Prepaid maintenance	26,339	20,806
Deferred taxes	40,923	40,923
Prepaid expenses and other current assets	32,546	51,599

Total current assets	623,889	606,104
Property and Equipment
Flight equipment	3,472,230	3,448,791
Ground equipment	52,976	51,418
Less: accumulated depreciation	(373,442)	(348,036)
Purchase deposits for flight equipment	17,541	20,054

Property and equipment, net	3,169,305	3,172,227
Other Assets
Long-term investments and accrued interest	114,863	120,478
Deposits and other assets	72,561	80,258
Intangible assets, net	65,157	67,410

Total Assets	$4,045,775	$4,046,477

Liabilities and Equity
Current Liabilities
Accounts payable	$39,737	$42,864
Accrued liabilities	264,705	251,594
Current portion of long-term debt	180,661	181,202

Total current liabilities	485,103	475,660
Other Liabilities
Long-term debt	1,690,184	1,736,739
Deferred taxes	357,934	350,868
Other liabilities	65,927	65,415

Total other liabilities	2,114,045	2,153,022
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 28,887,466 and 28,561,160 shares issued, 25,002,862 and 24,807,718, shares outstanding (net of treasury stock), as of March 31, 2015 and December 31, 2014, respectively	289	286
Additional paid-in-capital	578,504	573,133
Treasury stock, at cost; 3,884,604 and 3,753,442 shares, respectively	(151,440)	(145,322)
Accumulated other comprehensive loss	(9,228)	(9,572)
Retained earnings	1,028,502	999,270

Total equity	1,446,627	1,417,795

Total Liabilities and Equity	$4,045,775	$4,046,477

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Operating Revenue
ACMI	$189,047	$198,141
Charter	220,138	177,373
Dry leasing	31,919	24,676
Other	3,741	3,173

Total Operating Revenue	444,845	403,363

Operating Expenses
Salaries, wages and benefits	88,773	72,855
Aircraft fuel	78,115	81,744
Maintenance, materials and repairs	58,832	59,046
Aircraft rent	34,261	35,410
Depreciation and amortization	32,030	28,155
Navigation fees, landing fees and other rent	23,503	27,126
Travel	20,813	17,282
Passenger and ground handling services	19,963	19,371
Loss on disposal of aircraft	1,209	—
Special charge	(568)	8,029
Other	30,944	26,215

Total Operating Expenses	387,875	375,233

Operating Income	56,970	28,130

Non-operating Expenses / (Income)
Interest income	(4,488)	(4,727)
Interest expense	24,548	26,452
Capitalized interest	(26)	(312)
Other expense (income), net	675	152

Total Non-operating Expenses (Income)	20,709	21,565

Income before income taxes	36,261	6,565
Income tax expense	7,029	2,539

Net Income	29,232	4,026
Less: Net income (loss) attributable to noncontrolling interests	—	(3,918)

Net Income Attributable to Common Stockholders	$29,232	$7,944

Earnings per share:
Basic	$1.18	$0.32

Diluted	$1.17	$0.32

Weighted average shares:
Basic	24,876	25,096

Diluted	25,070	25,151

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Net Income	$29,232	$4,026
Other comprehensive income (loss):
Interest rate derivatives:
Net change in fair value	—	(251)
Reclassification to interest expense	650	690
Income tax benefit (expense)	(248)	(246)
Foreign currency translation:
Translation adjustment	(58)	158

Other comprehensive income (loss)	344	351

Comprehensive Income	29,576	4,377
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(3,837)

Comprehensive Income Attributable to Common Stockholders	$29,576	$8,214

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Operating Activities:
Net Income	$29,232	$4,026
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	36,375	32,401
Accretion of debt securities discount	(1,902)	(2,073)
Provision for allowance for doubtful accounts	(174)	83
Special charge, net of cash payments	(568)	8,029
Loss on disposal of aircraft	1,209	—
Deferred taxes	7,029	2,554
Stock-based compensation expense	5,285	1,907
Changes in:
Accounts receivable	11,088	(14,585)
Prepaid expenses and other current assets	(10,272)	7,050
Deposits and other assets	9,323	6,724
Accounts payable and accrued liabilities	4,023	(4,848)

Net cash provided by operating activities	90,648	41,268

Investing Activities:
Capital expenditures	(10,385)	(4,095)
Purchase deposits and delivery payments for flight equipment	(14,925)	(478,739)
Changes in restricted cash	(747)	(6,046)
Proceeds from short-term investments	1,202	783
Proceeds from disposal of aircraft	24,345	—

Net cash used for investing activities	(510)	(488,097)

Financing Activities:
Proceeds from debt issuance	—	572,552
Customer maintenance reserves received	4,129	4,176
Proceeds from stock option exercises	52	—
Purchase of treasury stock	(6,118)	(2,420)
Excess tax benefit from stock-based compensation expense	449	(982)
Payment of debt issuance costs	—	(16,974)
Payments of debt	(50,845)	(151,687)

Net cash provided by (used for) financing activities	(52,333)	404,665

Net increase (decrease) in cash and cash equivalents	37,805	(42,164)

Cash and cash equivalents at the beginning of period	298,601	321,816

Cash and cash equivalents at the end of period	$336,406	$279,652

Non-cash Investing and Financing Activities:
Acquisition of flight equipment included in Accounts payable and accrued liabilities	$—	$41,581

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$282	$(125,826)	$561,481	$(10,677)	$892,513	$1,317,773	$4,352	$1,322,125
Net Income (loss)	—	—	—	—	7,944	7,944	(3,918)	4,026
Other comprehensive income (loss)	—	—	—	270	—	270	81	351
Stock option and restricted stock compensation	—	—	1,907	—	—	1,907	—	1,907
Purchase of 74,583 shares of treasury stock	—	(2,420)	—	—	—	(2,420)	—	(2,420)
Issuance of 195,555 shares of restricted stock	2	—	(2)	—	—	—	—	—
Tax benefit (expense) on restricted stock and stock options	—	—	(982)	—	—	(982)	—	(982)

Balance at March 31, 2014	$284	$(128,246)	$562,404	$(10,407)	$900,457	$1,324,492	$515	$1,325,007

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance at December 31, 2014	$286	$(145,322)	$573,133	$(9,572)	$999,270	$1,417,795	$—	$1,417,795
Net Income (loss)	—	—	—	—	29,232	29,232	—	29,232
Other comprehensive income (loss)	—	—	—	344	—	344	—	344
Stock option and restricted stock compensation	—	—	5,285	—	—	5,285	—	5,285
Purchase of 131,162 shares of treasury stock	—	(6,118)	—	—	—	(6,118)	—	(6,118)
Exercise of 1,900 employee stock options	—	—	52	—	—	52	—	52
Issuance of 324,406 shares of restricted stock	3	—	(3)	—	—	—	—	—
Tax benefit (expense) on restricted stock and stock options	—	—	37	—	—	37	—	37

Balance at March 31, 2015	$289	$(151,440)	$578,504	$(9,228)	$1,028,502	$1,446,627	$—	$1,446,627

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2014, which includes additional disclosures and a summary of our significant accounting policies. The December 31, 2014 balance sheet data was derived from that Annual Report. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of March 31, 2015, the results of operations for the three months ended March 31, 2015 and 2014, comprehensive income for the three months ended March 31, 2015 and 2014, cash flows for the three months ended March 31, 2015 and 2014, and shareholders’ equity as of and for the three months ended March 31, 2015 and 2014.

Our quarterly results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Except for per share data, all dollar amounts are in thousands unless otherwise noted.

Certain reclassifications have been made to prior periods’ consolidated financial statement amounts and related note disclosures to conform to the current year’s presentation, including the presentation of segments.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for revenue recognition. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided. It also requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On April 1, 2015, the FASB proposed deferring the effective date by one year to the beginning of 2018. The FASB also proposed permitting early adoption of the standard, but not before the beginning of 2017. We are currently assessing the impact the amended guidance will have on our financial statements.

In April 2015, the FASB amended its guidance for presenting debt issuance costs. The new guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the carrying amount of the related debt liability instead of as an asset. We early adopted this guidance retrospectively effective March 31, 2015 and its adoption did not have a material impact on our financial condition, results of operations or cash flows. The amount of debt issuance costs classified as a reduction of debt was $52.8 million at March 31, 2015 and $55.1 million at December 31, 2014.

3. Related Parties

DHL Investment and Polar

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

	For the Three Months Ended
Revenue and Expenses:	March 31, 2015	March 31, 2014
ACMI segment revenue from Polar	$91,413	$69,695
Other revenue from Polar	$2,845	$2,842
Ground handling and airport fees paid to Polar	$797	$324

Accounts receivable/payable as of:	March 31, 2015	December 31, 2014
Receivables from Polar	$6,467	$5,702
Payables to Polar	$406	$2,611

Aggregate Carrying Value of Polar Investment as of:	March 31, 2015	December 31, 2014
	$4,870	$4,870

GATS

We hold a 50% interest in Global Aviation Technical Solutions Co, Ltd. (“GATS”), a joint venture with an unrelated third party. The purpose of the joint venture is to purchase rotable parts and provide repair services for those parts, primarily for our 747-8F aircraft. The joint venture is a variable interest entity that we do not consolidate because we are not the primary beneficiary as we do not exercise financial control. As of March 31, 2015 and December 31, 2014, our investment in GATS was $16.8 million and $16.4 million, respectively, and our maximum exposure to losses from the entity is limited to our investment, which is comprised primarily of rotable inventory parts. GATS does not have any third-party debt obligations. We had Accounts payable to GATS of $1.4 million as of March 31, 2015 and $1.5 million as of December 31, 2014.

4. Special Charge

During the three months ended March 31, 2015 and March 31, 2014, we recorded adjustments of $0.4 million and $0.6 million, respectively, to the Special charge related to the early termination of operating leases for two 747-400BCF aircraft that we parked in December 2013. Substantially all remaining cash payments related to the lease termination costs are expected to be paid in 2015.

During the three months ended March 31, 2014, we recognized $2.3 million of employee termination benefits related to British Airways Plc’s (“British Airways”) return of three 747-8F aircraft in 2014. In addition, we recognized a reserve of $5.1 million during the three months ended March 31, 2014 related to a loan from Global Supply Systems Limited (“GSS”), a consolidated subsidiary, to its 51% U.K. shareholder.

A summary of the Special charge liabilities is as follows:

	Lease Termination Costs	GSS Employee Termination Benefits	Other	Total
Liability as of December 31, 2014	$2,437	$1,014	$100	$3,551
Special charge items, net	(447)	(132)	11	(568)
Cash payments	(1,786)	(882)	—	(2,668)

Liability as of March 31, 2015	$204	$—	$111	$315

5. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	March 31, 2015	December 31, 2014
Maintenance	$69,844	$50,702
Customer maintenance reserves	62,227	64,756
Salaries, wages and benefits	34,324	48,548
Aircraft fuel	24,542	15,078
Deferred revenue	13,639	10,705
Other	60,129	61,805

Accrued liabilities	$264,705	$251,594

6. Income Taxes

Our effective income tax rate was 19.4% for the three months ended March 31, 2015 and 38.7% for the three months ended March 31, 2014. The effective rate for the three months ended March 31, 2015 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $4.0 million, net of reserves, related to extraterritorial income (“ETI”) from leasing certain of our aircraft. The effective rate for the three months ended March 31, 2014 differed from the U.S. federal statutory rate primarily due to losses associated with GSS for which we have recognized a valuation allowance due to the uncertainty that the benefit of the losses will be realized. The effective rates also differed from the U.S. federal statutory rate due to the income tax impact of foreign operations taxed at different rates, our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S., U.S. state income taxes, the nondeductibility of certain expenses for tax purposes, adjustments to our liability for uncertain tax positions, and the relationship of these items to our projected operating results for the year. For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

As a result of current and expected future growth in our Dry Leasing business, we determined to indefinitely reinvest the net earnings of certain foreign subsidiaries engaged in this business outside of the U.S. Our effective income tax rates for the three months ended March 31, 2015 and 2014 were favorably impacted by this determination. As of March 31, 2015, our undistributed net earnings of foreign subsidiaries for which deferred taxes have not been provided were $53.0 million, and the unrecognized deferred tax liability associated with these earnings was $18.5 million.

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

The fair value of our term loans, notes guaranteed by the Export-Import Bank of the United States (“Ex-Im Bank”) and EETCs are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	March 31, 2015
	Carrying	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$336,406	$336,406	$336,406	$—	$—
Short-term investments	23,287	23,287	—	—	23,287
Restricted cash	15,028	15,028	15,028	—	—
Long-term investments and accrued interest	114,863	148,401	—	—	148,401

	$489,584	$523,122	$351,434	$—	$171,688

Liabilities
Term loans	$927,333	$973,445	$—	$—	$973,445
Ex-Im Bank guaranteed notes	742,921	778,569	—	—	778,569
EETCs	200,591	257,776	—	—	257,776

	$1,870,845	$2,009,790	$—	$—	$2,009,790

	December 31, 2014
	Carrying	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$298,601	$298,601	$298,601	$—	$—
Short-term investments	17,802	17,802	—	—	17,802
Restricted cash	14,281	14,281	14,281	—	—
Long-term investments and accrued interest	120,478	154,743	—	—	154,743

	$451,162	485,427	312,882	—	172,545

Liabilities
Term loans	$945,813	$982,036	$—	$—	$982,036
Ex-Im Bank guaranteed notes	760,389	789,834	—	—	789,834
EETCs	211,739	270,333	—	—	270,333

	$1,917,941	$2,042,203	$—	$—	$2,042,203

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments and accrued interest by contractual maturity as of:

	March 31, 2015			December 31, 2014
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value
Debt securities
Due after one but within five years	$47,994	$6,235	$54,229	$40,040	$9,700	$49,740
Due after five but within ten years	66,869	27,303	94,172	80,438	24,565	105,003

Total	$114,863	$33,538	$148,401	$120,478	$34,265	$154,743

8. Segment Reporting

We currently have the following three reportable segments: ACMI, Charter and Dry Leasing. We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of operating and ownership costs. The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income before Income Taxes:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Operating Revenue:
ACMI	$189,047	$198,141
Charter	220,138	177,373
Dry Leasing	31,919	24,676
Other	3,741	3,173

Total Operating Revenue	$444,845	$403,363

Direct Contribution:
ACMI	$39,847	$45,564
Charter	30,419	(4,117)
Dry Leasing	15,525	8,171

Total Direct Contribution for Reportable Segments	85,791	49,618

Add back (subtract):
Unallocated income and expenses, net*	(48,889)	(35,024)
Special charge	568	(8,029)
Loss on disposal of aircraft	(1,209)	—

Income before Income Taxes	36,261	6,565

Add back (subtract):
Interest income	(4,488)	(4,727)
Interest expense	24,548	26,452
Capitalized interest	(26)	(312)
Other expense (income), net	675	152

Operating Income	$56,970	$28,130

*	During the first quarter of 2015, we changed the methodology for allocating certain unallocated expenses to our segments. The prior period information has been adjusted to consistently reflect this change.

We are exposed to a concentration of revenue from the U.S. Military Air Mobility Command (the “AMC”) and Polar (see Note 3 for further discussion regarding Polar). No other customer accounted for more than 10.0% of our Total Operating Revenue. Revenue from the AMC was $90.1 million for the three months ended March 31, 2015 and $62.9 million for the three months ended March 31, 2014. Accounts receivable from the AMC were $20.3 million and $15.3 million as of March 31, 2015 and December 31, 2014, respectively. We have not experienced any credit issues with either of these customers.

9. Legal Proceedings

Matters Related to Alleged Pricing Practices

The Company and Old Polar have been named defendants, along with a number of other cargo carriers, in several class actions in the United States arising from allegations about the pricing practices of Old Polar and a number of air cargo carriers that have now been centralized for pretrial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company and Old Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges, in violation of United States, state, and European Union antitrust laws. The suit seeks treble damages and injunctive relief.

In 2007, the Company and Old Polar commenced an adversary proceeding in bankruptcy court against each of the plaintiffs in this class action litigation seeking to enjoin the plaintiffs from prosecuting claims against the Company and Old Polar that arose prior to July 28, 2004, the date on which the Company and Old Polar emerged from bankruptcy. In 2007, the plaintiffs consented to the injunctive relief requested and the bankruptcy court entered an order enjoining plaintiffs from prosecuting Company claims arising prior to July 28, 2004.

The court in the antitrust class actions has heard and decided a number of procedural motions. Among those was the plaintiffs’ motion to join Polar Air Cargo Worldwide, Inc. as an additional defendant, which the court granted for discovery purposes on April 13, 2011. There was substantial pretrial written discovery and document production, and a number of depositions were taken. A court hearing on whether or not to certify the case as a class action was held in October 2013, and oral arguments and an evidentiary hearing were held in November 2013. On October 15, 2014, the magistrate judge issued a decision recommending that the court enter an order certifying the class for adjudicating the claims. We filed our opposition to that recommendation with the judge on December 1, 2014 and also intend to vigorously pursue a number of defenses. We are unable to reasonably predict the court’s ruling on our opposition to class certification and our defenses, or the ultimate outcome of the litigation.

In the United Kingdom, several groups of named claimants have brought suit against British Airways in connection with the same alleged antitrust practices at issue in the proceedings described above and are seeking damages allegedly arising from that conduct. British Airways has filed claims in the lawsuit against Old Polar, the Company and a number of air cargo carriers for contribution should British Airways be found liable to claimants. Old Polar’s formal statement of defense was filed on February 28, 2015. Old Polar intends to mount a vigorous defense.

If the Company or Old Polar were to incur an unfavorable outcome in connection with one or more of the matters described above, such outcome is not expected to materially affect our business, financial condition, results of operations or cash flows.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $6.1 million in aggregate based on March 31, 2015 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $4.4 million as of March 31, 2015 and $5.3 million as of December 31, 2014, and are included in Deposits and other assets.

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

10. Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Anti-dilutive options that were out of the money for the three months ended March 31, 2015 and 2014 were de minimis and excluded.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Numerator:
Net Income Attributable to Common Stockholders	$29,232	$7,944

Denominator:
Basic EPS weighted average shares outstanding	24,876	25,096
Effect of dilutive stock options and restricted stock	194	55

Diluted EPS weighted average shares outstanding	25,070	25,151

EPS:
Basic	$1.18	$0.32

Diluted	$1.17	$0.32

Diluted shares reflect the potential dilution that could occur from stock options and restricted share units using the treasury stock method. The calculation does not include restricted share units in which performance or market conditions were not satisfied of 0.3 million for the three months ended March 31, 2015 and 0.5 million for the three months ended March 31, 2014.

11. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2013	$(11,375)	$698	$(10,677)
Net change in fair value	(251)	—	(251)
Reclassification to interest expense	690	—	690
Translation adjustment	—	77	77
Tax effect	(246)	—	(246)

Balance as of March 31, 2014	$(11,182)	$775	$(10,407)

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2014	$(9,924)	$352	$(9,572)
Net change in fair value	—	—	—
Reclassification to interest expense	650	—	650
Translation adjustment	—	(58)	(58)
Tax effect	(248)	—	(248)

Balance as of March 31, 2015	$(9,522)	$294	$(9,228)

Interest Rate Derivatives

As of March 31, 2015, there was $15.4 million of unamortized realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014. The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt. Net realized losses reclassified into earnings were $0.7 million for the three months ended March 31, 2015 and 2014. Net realized losses expected to be reclassified into earnings within the next 12 months are $2.5 million as of March 31, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Financial Statements appearing in this report and our audited consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K.

Background

Certain Terms - Glossary

The following represents terms and statistics specific to our business and industry. They are used by management to evaluate and measure operations, results, productivity and efficiency.

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

C Check	High-level or “heavy” airframe maintenance checks, which are more intensive in scope than Line Maintenance and are generally performed between 18 and 24 months depending on aircraft type.

D Check	High-level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six and eight years depending on aircraft type.

Heavy Maintenance	Scheduled maintenance activities, which are the most extensive in scope and are primarily based on time intervals, including, but not limited to, C Checks, D Checks and engine overhauls. In addition, unscheduled engine repairs involving the removal of the engine from the aircraft are considered to be heavy maintenance. Heavy maintenance can generally take from one to eight weeks to complete.

Line Maintenance	Unscheduled maintenance to rectify events occurring during normal day-to-day operations.

Non-heavy	Discrete maintenance activities for the overhaul and repair of specific aircraft

Maintenance	components, including landing gear, auxiliary power units and engine thrust reversers.

Yield	The average amount a customer pays to fly one tonne of cargo one mile.

Business Overview

We are a leading global provider of outsourced aircraft and aviation operating services, operating the world’s largest fleet of 747 freighters, as well as operating 747 and 767 passenger aircraft and 767 freighters. We also own and dry lease a portfolio of aircraft, including six 777 freighters. We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale. Our customers include airlines, express delivery providers, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

Our primary service offerings include the following:

•	ACMI, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and Yield risk. In addition, the customer is responsible for landing, navigation and most other operational fees and costs;

•	CMI, which is part of our ACMI business segment, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of crew, maintenance and insurance, while customers provide the aircraft and assume fuel, demand and Yield risk. In addition, the customer is responsible for landing, navigation and most other operational fees and costs;

•	Charter, whereby we provide cargo and passenger aircraft charter services to customers, including the AMC, brokers, freight forwarders, direct shippers, airlines, sports teams and fans, and private charter customers. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs; and

•	Dry Leasing, whereby we provide cargo and passenger aircraft and engine leasing solutions. The customer operates, and is responsible for insuring and maintaining, the flight equipment.

We look to achieve our growth plans and enhance shareholder value by:

•	Delivering superior service quality to our valued customers;

•	Aggressively managing our fleet with a focus on leading-edge aircraft;

•	Focusing on securing long-term customer contracts;

•	Driving significant and ongoing productivity improvements;

•	Selectively pursuing and evaluating future acquisitions and alliances; while

•	Appropriately managing capital allocation and returning capital to shareholders.

See “Business Overview” and “Business Strategy” in our 2014 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for 2015, compared with 2014, were impacted by the following events:

•	In February 2014, we began ACMI flying a 747-8F aircraft with BST Logistics (Hong Kong) Company Limited, a business partner of Navitrans International Freight Forwarding Co., Ltd. Service, which was the first 747-8F aircraft in its network.

•	In April and early May 2014, British Airways returned three 747-8F aircraft. In May and October 2014, the three 747-8F aircraft were placed in ACMI service for DHL, replacing one 747-400F aircraft.

•	In October 2014, we began ACMI flying one additional 747-400F aircraft for DHL, increasing the number of 747 freighter aircraft in ACMI service for DHL to twelve.

•	In November 2014, we began ACMI flying a 747-400F aircraft for Etihad Airways, which was the second 747-400F aircraft in its global network.

•	In March 2015, we began ACMI flying one additional 747-8F aircraft for DHL following its transition from Panalpina Air & Ocean Ltd. The aircraft is initially replacing a 747-400F aircraft.

•	In the first quarter of 2015, we began CMI flying three additional 767-200 freighters owned by DHL in its North American network. A fourth 767-200 freighter began CMI flying in April 2015.

Charter Block Hours increased during the first quarter of 2015, reflecting stronger commercial cargo demand, which was enhanced by the U.S. West Coast port disruption, and increased cargo and passenger demand from the AMC.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended March 31, 2015 and 2014

Operating Statistics

The table below sets forth selected Operating Statistics for the three months ended March 31:

	2015	2014	Increase / (Decrease)	Percent Change
Block Hours
ACMI	29,460	28,023	1,437	5.1%
Charter:
Cargo	8,268	5,899	2,369	40.2%
Passenger	3,221	2,715	506	18.6%
Other	331	236	95	40.3%

Total Block Hours	41,280	36,873	4,407	12.0%

Revenue Per Block Hour
ACMI	$6,417	$7,071	$(654)	(9.2)%
Charter:	$19,161	$20,591	$(1,430)	(6.9)%
Cargo	$19,258	$20,293	$(1,035)	(5.1)%
Passenger	$18,912	$21,239	$(2,327)	(11.0)%
Charter Fuel
Average fuel cost per gallon	$2.34	$3.23	$(0.89)	(27.6)%
Fuel gallons consumed (000s)	33,312	25,299	8,013	31.7%
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	8.6	8.7	(0.1)
747-400 Cargo	12.2	12.5	(0.3)
747-400 Dreamlifter	3.1	3.1	—
767-300 Cargo	2.0	2.0	—
767-200 Cargo	6.4	5.0	1.4
747-400 Passenger	1.0	1.0	—
767-200 Passenger	1.0	1.0	—

Total	34.3	33.3	1.0

Charter
747-8F Cargo	0.3	0.2	0.1
747-400 Cargo	8.9	8.3	0.6
747-400 Passenger	2.0	2.0	—
767-300 Passenger	3.0	3.0	—

Total	14.2	13.5	0.7

Dry Leasing
777-200 Cargo	6.0	5.8	0.2
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	1.6	2.0	(0.4)

Total	9.6	9.8	(0.2)

Total Operating Aircraft	58.1	56.6	1.5

Out-of-service**	1.0	1.0	—

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	Our out-of-service aircraft are completely unencumbered.

Operating Revenue

The following table compares our Operating Revenue for the three months ended March 31 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$189,047	$198,141	$(9,094)	(4.6)%
Charter	220,138	177,373	42,765	24.1%
Dry Leasing	31,919	24,676	7,243	29.4%
Other	3,741	3,173	568	17.9%

Total Operating Revenue	$444,845	$403,363	$41,482	10.3%

ACMI revenue decreased $9.1 million, or 4.6%, primarily due to reduced Revenue per Block Hour, partially offset by increased flying. ACMI Revenue per Block Hour was $6,417 for the first three months of 2015, compared to $7,071 in 2014, a decrease of $654 per Block Hour, or 9.2%. The decrease in Revenue per Block Hour reflects the impact of higher Revenue per Block Hour in 2014 resulting from customers that flew below their contractual minimums, payments received in 2014 related to a customer’s return of aircraft, and increased CMI flying in 2015. ACMI Block Hours were 29,460 in the first three months of 2015, compared to 28,023 in 2014, an increase of 1,437 Block Hours, or 5.1%. The increase in Block Hours was primarily driven by the start-up of CMI flying three additional 767-200F aircraft and improvements in ACMI aircraft utilization.

Charter revenue increased $42.8 million, or 24.1%, primarily driven by an increase in both cargo and passenger flying, partially offset by a decrease in Revenue per Block Hour. Charter Block Hours were 11,489 in the first three months of 2015 compared with 8,614 in 2014, an increase of 2,875 Block Hours, or 33.4%. The increase in Charter Block Hours was primarily driven by increased commercial cargo demand, which was enhanced by the U.S. West Coast port disruption, and increased cargo and passenger demand from the AMC. Charter Revenue per Block Hour was $19,161 for the first three months of 2015 compared with $20,591 in 2014, a decrease of $1,430 per Block Hour, or 6.9%. This decrease was primarily driven by the impact from lower fuel prices.

Dry Leasing revenue increased $7.2 million, or 29.4%, primarily due to revenue from maintenance payments related to the scheduled return of a 737-800 passenger aircraft in February 2015.

Operating Expenses

The following table compares our Operating Expenses for the three months ended March 31 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Operating Expenses
Salaries, wages and benefits	$88,773	$72,855	$15,918	21.8%
Aircraft fuel	78,115	81,744	(3,629)	(4.4)%
Maintenance, materials and repairs	58,832	59,046	(214)	(0.4)%
Aircraft rent	34,261	35,410	(1,149)	(3.2)%
Depreciation and amortization	32,030	28,155	3,875	13.8%
Navigation fees, landing fees and other rent	23,503	27,126	(3,623)	(13.4)%
Travel	20,813	17,282	3,531	20.4%
Passenger and ground handling services	19,963	19,371	592	3.1%
Loss on disposal of aircraft	1,209	—	1,209	NM
Special charge	(568)	8,029	(8,597)	NM
Other	30,944	26,215	4,729	18.0%

Total Operating Expenses	$387,875	$375,233

NM represents year-over-year changes are not meaningful.

Salaries, wages and benefits increased $15.9 million, or 21.8%, primarily driven by increases to crewmember and ground staff costs due to higher Block Hours, key initiatives and increased profitability.

Aircraft fuel decreased $3.6 million, or 4.4%, primarily due to fuel price decreases, partially offset by increased fuel consumption. The average fuel price per gallon for the Charter business was $2.34 for 2015, compared with $3.23 in 2014, a decrease of 27.6%. Fuel consumption increased by 8.0 million gallons, or 31.7%, reflecting the increase in Charter Block Hours operated. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Maintenance, materials and repairs were relatively unchanged, reflecting a decrease of $4.9 million for 747-400 aircraft, partially offset by an increase of $4.5 million for 747-8F aircraft. Heavy maintenance on 747-400 aircraft decreased $10.0 million due to a decrease in the number of C and D Checks, and the number of engine overhauls, partially offset by an increase of $4.5 million in Non-heavy maintenance. Heavy Maintenance expense on 747-8F aircraft increased $3.9 million due to an increase in unscheduled engine repairs and an increase in the number of C Checks. Line Maintenance expense on 747-400 aircraft and 747-8F aircraft increased $1.2 million primarily due to increased flying in 2015. Heavy airframe maintenance events and engine overhauls for the three months ended March 31 were:

Heavy Maintenance Events	2015	2014	Increase / (Decrease)
747-8F C Checks	1	—	1
747-400 C Checks	1	5	(4)
747-400 D Checks	2	3	(1)
CF6-80 engine overhauls	4	5	(1)

Depreciation and amortization increased $3.9 million, or 13.8%, primarily due to increased scrapping of rotable parts related to our engine and spare parts purchase program, which avoids more expensive repairs.

Navigation fees, landing fees and other rent decreased $3.6 million, or 13.4%, primarily due to a reduction in purchased capacity from the subcontracting of certain Charter flights.

Travel increased $3.5 million, or 20.4%, primarily due to increased flying and higher rates related to crewmember travel to higher cost locations.

Loss on disposal of aircraft in 2015 resulted from the sale of used unserviceable spare engine component parts and the sale of a 737-800 passenger aircraft.

Special charge in 2014 represents a $5.1 million reserve related to a GSS receivable for a loan made to its 51% U.K. shareholder, a $2.3 million expense recorded for termination benefits for certain GSS employees and a $0.6 million adjustment related to the early termination of operating leases for two 747-400BCF aircraft (see Note 4 to our Financial Statements).

Other increased $4.7 million, or 18.0%, primarily due to increased commission expense on higher revenue from the AMC and increased professional fees to support key initiatives.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended March 31 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(4,488)	$(4,727)	$(239)	(5.1)%
Interest expense	24,548	26,452	(1,904)	(7.2)%
Capitalized interest	(26)	(312)	(286)	(91.7)%
Other expense (income), net	675	152	523	NM

Interest expense decreased $1.9 million, or 7.2%, primarily due to a decrease in our average debt balances, reflecting payments of debt.

Income taxes. Our effective income tax rates were 19.4% for the three months ended March 31, 2015 and 38.7% for the three months ended March 31, 2014. The effective income tax rate for the first quarter of 2015 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $4.0 million, net of reserves, related to ETI (see Note 6 to our Financial Statements).

Segments

The following table compares the Direct Contribution of our reportable segments (see Note 8 to our Financial Statements for the reconciliation to Operating income) for the three months ended March 31 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$39,847	$45,564	$(5,717)	(12.5)%
Charter	30,419	(4,117)	34,536	NM
Dry Leasing	15,525	8,171	7,354	90.0%

Total Direct Contribution	$85,791	$49,618	$36,173	72.9%

Unallocated income and expenses, net	$48,889	$35,024	$13,865	39.6%

ACMI Segment

ACMI Direct Contribution decreased $5.7 million, or 12.5%, primarily due to the impact of customers that flew below their contractual minimums in 2014.

Charter Segment

Charter Direct Contribution increased $34.5 million, primarily due to an increase in cargo and passenger revenue, as well as higher cargo aircraft utilization driven by increased demand. In addition, Charter Direct Contribution benefited from lower fuel costs and a reduction in Heavy maintenance expense.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $7.4 million, or 90.0%, primarily due to revenue from maintenance payments related to the scheduled return of a 737-800 passenger aircraft in February 2015.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $13.9 million, or 39.6%, primarily due to the timing of incentive compensation driven by higher anticipated earnings in 2015.

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

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2015	March 31, 2014	Percent Change
Net Income Attributable to Common Stockholders	$29,232	$7,944	268.0%
After-tax impact from:
ETI tax benefit	(4,008)	—
Special charge (a)	(411)	3,382
Loss on disposal of aircraft	884	—

Adjusted Net Income Attributable to Common Stockholders	$25,697	$11,326	126.9%

	For the Three Months Ended
	March 31, 2015	March 31, 2014	Percent Change
Diluted EPS	$1.17	$0.32	265.6%
After-tax impact from:
ETI tax benefit	(0.16)	—
Special charge (a)	(0.02)	0.13
Loss on disposal of aircraft	0.04	—

Adjusted Diluted EPS	$1.03	$0.45	128.9%

a)	Included in Special charge in 2014 were employee termination benefits, a loan reserve and tax adjustments related to GSS, and an adjustment to lease termination costs for two 747-400BCFs.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the first quarter of 2015 was $90.6 million, compared with $41.3 million for the first quarter of 2014. The increase primarily reflects higher earnings and changes in the timing of working capital.

Investing Activities. Net cash used for investing activities was $0.5 million for the first quarter of 2015, consisting primarily of $14.9 million of purchase deposits and delivery payments for flight equipment, and $10.4 million of core capital expenditures, excluding flight equipment. Partially offsetting these investing activities was $24.3 million of proceeds from disposal of aircraft. All capital expenditures for the first quarter of 2015 were funded through working capital. Net cash used for investing activities was $488.1 million for the first quarter of 2014, consisting primarily of $478.7 million of purchase deposits and delivery payments for flight equipment, a $6.0 million increase in restricted cash and $4.1 million of core capital expenditures, excluding flight equipment. Purchase deposits and delivery payments for flight equipment in 2014 were primarily related to the purchase of three 777-200LRF aircraft.

Financing Activities. Net cash used for financing activities was $52.3 million for the first quarter of 2015, which primarily reflected $50.8 million of payments on debt obligations and $6.1 million related to the purchase of treasury stock, partially offset by $4.1 million of customer maintenance reserves received. Net cash provided by financing activities was $404.7 million for the first quarter of 2014, which primarily reflected the proceeds from debt issuance of $572.6 million and $4.2 million of customer maintenance reserves received, partially offset by $151.7 million of payments on debt obligations, $17.0 million of debt issuance costs and $2.4 million related to the purchase of treasury stock. The proceeds from debt issuance and payments of debt obligations reflect the refinancing of a $103.6 million bridge loan with a long-term note.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund capital expenditures for the remainder of 2015 and to repurchase shares of our stock. Core capital expenditures for the remainder of 2015 are expected to be between $30.0 to $35.0 million, which excludes flight equipment and capitalized interest.

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

We do not expect to pay any significant U.S. federal income tax until 2020 or later. Our business operations are subject to income tax in several foreign jurisdictions. We do not expect to pay any significant cash income taxes in foreign jurisdictions for at least several years. We currently do not intend to repatriate cash from certain foreign subsidiaries that is indefinitely reinvested outside the U.S. Any repatriation of cash from these subsidiaries or certain changes in U.S. tax laws could result in additional tax expense.

Contractual Obligations and Debt Agreements

There were no new debt obligations during the three months ended March 31, 2015. See our 2014 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2014 and a description of our debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2015.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2014. Many of such factors are beyond AAWW’s control and are difficult to predict. As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements. AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2014 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

With respect to the fiscal quarter ended March 31, 2015, the information required in response to this Item is set forth in Note 9 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A.	RISK FACTORS

For additional risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2014 Annual Report on Form 10-K.

ITEM 6.	EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: April 30, 2015	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: April 30, 2015	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10	Atlas Air, Inc. 401(k) Restoration and Voluntary Deferral Plan Restated Effective as of February 11, 2011, as Further Amended Effective January 1, 2015.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2015 and 2014 and (vi) Notes to Unaudited Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.