Form 10-Q
period 2015-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2015-07-30
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 27, 2015, there were 25,052,851 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$514,750	$298,601
Short-term investments	24,373	17,802
Restricted cash	15,731	14,281
Accounts receivable, net of allowance of $1,631 and $1,658, respectively	152,906	162,092
Prepaid maintenance	15,589	20,806
Deferred taxes	41,862	40,923
Prepaid expenses and other current assets	31,313	51,599

Total current assets	796,524	606,104
Property and Equipment
Flight equipment	3,489,587	3,448,791
Ground equipment	55,227	51,418
Less: accumulated depreciation	(400,368)	(348,036)
Purchase deposits for flight equipment	58,820	20,054

Property and equipment, net	3,203,266	3,172,227
Other Assets
Long-term investments and accrued interest	106,951	120,478
Deposits and other assets	77,337	80,258
Intangible assets, net	62,918	67,410

Total Assets	$4,246,996	$4,046,477

Liabilities and Equity
Current Liabilities
Accounts payable	$39,274	$42,864
Accrued liabilities	261,342	251,594
Current portion of long-term debt	180,902	181,202

Total current liabilities	481,518	475,660
Other Liabilities
Long-term debt	1,812,483	1,736,739
Deferred taxes	370,216	350,868
Other liabilities	67,442	65,415

Total other liabilities	2,250,141	2,153,022
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 28,938,970 and 28,561,160 shares issued, 25,050,599 and 24,807,718, shares outstanding (net of treasury stock), as of June 30, 2015 and December 31, 2014, respectively	289	286
Additional paid-in-capital	618,911	573,133
Treasury stock, at cost; 3,888,371 and 3,753,442 shares, respectively	(151,636)	(145,322)
Accumulated other comprehensive loss	(9,119)	(9,572)
Retained earnings	1,056,892	999,270

Total equity	1,515,337	1,417,795

Total Liabilities and Equity	$4,246,996	$4,046,477

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operating Revenue
ACMI	$189,255	$186,720	$378,302	$384,861
Charter	235,436	225,234	455,574	402,607
Dry leasing	27,401	25,524	59,320	50,200
Other	3,741	3,691	7,482	6,864

Total Operating Revenue	455,833	441,169	900,678	844,532

Operating Expenses
Salaries, wages and benefits	86,862	77,948	175,635	150,803
Aircraft fuel	96,711	103,842	174,826	185,586
Maintenance, materials and repairs	41,438	50,386	100,270	109,432
Aircraft rent	36,811	34,826	71,072	70,236
Depreciation and amortization	31,936	30,381	63,966	58,536
Navigation fees, landing fees and other rent	22,666	30,906	46,169	58,032
Travel	23,830	18,774	44,643	36,056
Passenger and ground handling services	21,353	21,859	41,316	41,230
Loss on disposal of aircraft	114	14,679	1,323	14,679
Special charge	499	1,449	(69)	9,477
Other	32,329	29,462	63,273	55,678

Total Operating Expenses	394,549	414,512	782,424	789,745

Operating Income	61,284	26,657	118,254	54,787

Non-operating Expenses (Income)
Interest income	(4,425)	(4,719)	(8,913)	(9,446)
Interest expense	25,033	26,365	49,581	52,817
Capitalized interest	(177)	(67)	(203)	(379)
Other expense (income), net	(284)	(88)	391	64

Total Non-operating Expenses (Income)	20,147	21,491	40,856	43,056

Income before income taxes	41,137	5,166	77,398	11,731
Income tax expense	12,747	(23,815)	19,776	(21,276)

Net Income	28,390	28,981	57,622	33,007
Less: Net income (loss) attributable to noncontrolling interests	—	(612)	—	(4,530)

Net Income Attributable to Common Stockholders	$28,390	$29,593	$57,622	$37,537

Earnings per share:
Basic	$1.13	$1.17	$2.31	$1.49

Diluted	$1.13	$1.17	$2.29	$1.49

Weighted average shares:
Basic	25,029	25,241	24,953	25,169

Diluted	25,198	25,279	25,135	25,215

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Income	$28,390	$28,981	$57,622	$33,007
Other comprehensive income (loss):
Interest rate derivatives:
Net change in fair value	—	—	—	(251)
Reclassification to interest expense	638	682	1,288	1,372
Income tax expense	(244)	(261)	(492)	(506)
Foreign currency translation:
Translation adjustment	(285)	191	(343)	349

Other comprehensive income	109	612	453	964

Comprehensive Income	28,499	29,593	58,075	33,971
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(515)	—	(4,352)

Comprehensive Income Attributable to Common Stockholders	$28,499	$30,108	$58,075	$38,323

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Operating Activities:
Net Income	$57,622	$33,007
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	73,263	67,195
Accretion of debt securities discount	(3,760)	(4,081)
Provision for allowance for doubtful accounts	46	232
Special charge, net of cash payments	(715)	7,171
Loss on disposal of aircraft	1,323	14,679
Deferred taxes	19,773	(21,498)
Stock-based compensation expense	9,837	5,805
Changes in:
Accounts receivable	10,135	(23,248)
Prepaid expenses and other current assets	8,937	27,613
Deposits and other assets	1,645	(4,603)
Accounts payable and accrued liabilities	(7,009)	4,854

Net cash provided by operating activities	171,097	107,126

Investing Activities:
Capital expenditures	(22,117)	(10,653)
Purchase deposits and payments for flight equipment	(62,841)	(494,072)
Changes in restricted cash	(1,450)	(6,724)
Proceeds from short-term investments	2,394	2,060
Proceeds from disposal of aircraft	24,625	—

Net cash used for investing activities	(59,389)	(509,389)

Financing Activities:
Proceeds from debt issuance	224,500	572,552
Customer maintenance reserves received	8,701	8,757
Customer maintenance reserves paid	(1,752)	—
Proceeds from sale of warrants	36,290	—
Payments for convertible note hedges	(52,903)	—
Proceeds from stock option exercises	1,193	—
Purchase of treasury stock	(6,314)	(4,377)
Excess tax benefit from stock-based compensation expense	588	(1,973)
Payment of debt issuance costs	(6,812)	(17,087)
Payments of debt	(99,050)	(201,021)

Net cash provided by financing activities	104,441	356,851

Net increase (decrease) in cash and cash equivalents	216,149	(45,412)

Cash and cash equivalents at the beginning of period	298,601	321,816

Cash and cash equivalents at the end of period	$514,750	$276,404

Non-cash Investing and Financing Activities:
Acquisition of flight equipment included in Accounts payable and accrued liabilities	$6,940	$29,087

Disposition of aircraft included in Accounts receivable	$—	$7,000

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$282	$(125,826)	$561,481	$(10,677)	$892,513	$1,317,773	$4,352	$1,322,125
Net Income (loss)	—	—	—	—	37,537	37,537	(4,530)	33,007
Other comprehensive income (loss)	—	—	—	786	—	786	178	964
Stock option and restricted stock compensation	—	—	5,805	—	—	5,805	—	5,805
Purchase of 129,430 shares of treasury stock	—	(4,377)	—	—	—	(4,377)	—	(4,377)
Issuance of 346,925 shares of restricted stock	3	—	(3)	—	—	—	—	—
Tax benefit (expense) on restricted stock and stock options	—	—	(1,973)	—	—	(1,973)	—	(1,973)

Balance at June 30, 2014	$285	$(130,203)	$565,310	$(9,891)	$930,050	$1,355,551	$—	$1,355,551

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$286	$(145,322)	$573,133	$(9,572)	$999,270	$1,417,795	$—	$1,417,795
Net Income (loss)	—	—	—	—	57,622	57,622	—	57,622
Other comprehensive income (loss)	—	—	—	453	—	453	—	453
Stock option and restricted stock compensation	—	—	9,837	—	—	9,837	—	9,837
Purchase of 134,929 shares of treasury stock	—	(6,314)	—	—	—	(6,314)	—	(6,314)
Exercise of 25,373 employee stock options	—	—	1,193	—	—	1,193	—	1,193
Issuance of 352,437 shares of restricted stock	3	—	(3)	—	—	—	—	—
Equity component of convertible notes, net of tax	—	—	32,233	—	—	32,233	—	32,233
Purchase of convertible note hedges, net of tax	—	—	(33,837)	—	—	(33,837)	—	(33,837)
Issuance of warrants	—	—	36,290	—	—	36,290	—	36,290
Tax benefit (expense) on restricted stock and stock options	—	—	65	—	—	65	—	65

Balance at June 30, 2015	$289	$(151,636)	$618,911	$(9,119)	$1,056,892	$1,515,337	$—	$1,515,337

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2014, which includes additional disclosures and a summary of our significant accounting policies. The December 31, 2014 balance sheet data was derived from that Annual Report. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014, comprehensive income for the three and six months ended June 30, 2015 and 2014, cash flows for the six months ended June 30, 2015 and 2014, and shareholders’ equity as of and for the six months ended June 30, 2015 and 2014.

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

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for revenue recognition. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided. It also requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB voted to defer the effective date by one year to the beginning of 2018 and permit early adoption of the standard, but not before the beginning of 2017. We are currently assessing the impact the amended guidance will have on our financial statements.

In April 2015, the FASB amended its guidance for presenting debt issuance costs. The new guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the carrying amount of the related debt liability instead of as an asset. We early adopted this guidance retrospectively effective March 31, 2015 and its adoption did not have a material impact on our financial condition, results of operations or cash flows. The amount of debt issuance costs classified on our balance sheet as a reduction of debt was $55.6 million at June 30, 2015 and $55.1 million at December 31, 2014.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue and Expenses:
ACMI segment revenue from Polar	$94,105	$74,144	$185,518	$143,839
Other revenue from Polar	$2,842	$2,842	$5,687	$5,684
Ground handling and airport fees paid to Polar	$436	$448	$1,227	$772

	June 30, 2015	December 31, 2014
Accounts receivable/payable as of:
Receivables from Polar	$6,526	$5,702
Payables to Polar	$641	$2,611

	June 30, 2015	December 31, 2014
Aggregate Carrying Value of Polar Investment as of:	$4,870	$4,870

GATS

We hold a 50% interest in GATS GP (BVI) Ltd. (“GATS”), a joint venture with an unrelated third party. The purpose of the joint venture is to purchase rotable parts and provide repair services for those parts, primarily for our 747-8F aircraft. The joint venture is a variable interest entity that we do not consolidate because we are not the primary beneficiary as we do not exercise financial control. As of June 30, 2015 and December 31, 2014, our investment in GATS was $18.8 million and $16.4 million, respectively, and our maximum exposure to losses from the entity is limited to our investment, which is comprised primarily of rotable inventory parts. GATS does not have any third-party debt obligations. We had Accounts payable to GATS of $1.7 million as of June 30, 2015 and $1.5 million as of December 31, 2014.

4. Special Charge

During the three and six months ended June 30, 2014, we recognized $1.6 million and $3.9 million, respectively, of employee termination benefits related to British Airways Plc’s (“British Airways”) return of three 747-8F aircraft in 2014. In addition, we recognized a reserve of $5.2 million during the six months ended June 30, 2014 related to a loan from Global Supply Systems Limited (“GSS”), a consolidated subsidiary, to its then 51% U.K. shareholder.

A summary of the Special charge liabilities is as follows:

	Lease Termination Costs	GSS Employee Termination Benefits	Other	Total
Liability as of December 31, 2014	$2,437	$1,014	$100	$3,551
Special charge items, net	(532)	35	14	(483)
Cash payments	(1,817)	(1,049)	(114)	(2,980)

Liability as of June 30, 2015	$88	$—	$—	$88

Substantially all remaining cash payments related to Special charge liabilities are expected to be paid in 2015.

5. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30, 2015	December 31, 2014
Customer maintenance reserves	$65,042	$64,756
Maintenance	45,544	50,702
Aircraft fuel	37,262	15,078
Salaries, wages and benefits	37,122	48,548
Deferred revenue	13,406	10,705
Other	62,966	61,805

Accrued liabilities	$261,342	$251,594

6. Debt

Convertible Notes

In June 2015, we issued $224.5 million aggregate principal amount of convertible senior notes (the “Convertible Notes”) in an underwritten public offering. The Convertible Notes are senior unsecured obligations and accrue interest payable semi-annually on June 1 and December 1 of each year at an annual rate of 2.25%. The Convertible Notes will mature on June 1, 2022, unless earlier converted or repurchased pursuant to their terms.

We used a portion of the net proceeds in June 2015 to fund the cost of the convertible note hedge transactions, described below, and in July 2015 to refinance higher-rate equipment notes funded by Enhanced Equipment Trust Certificates (“EETCs”) related to three 747-400 freighter aircraft. We expect to use a portion of the net proceeds during the third quarter of 2015 to refinance additional higher-rate EETCs for two 747-400 freighter aircraft, for which we issued a notice of redemption in July 2015. In addition, we expect to use a portion of the net proceeds for working capital and capital expenditures, for repayment or refinancing of debt, and for general corporate purposes.

Each $1,000 of principal of the Convertible Notes will initially be convertible into 13.5036 shares of our common stock, which is equal to an initial conversion price of $74.05 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest, except in certain limited circumstances. Upon the occurrence of a “make-whole fundamental change,” we will, in certain circumstances, increase the conversion rate by a number of additional shares of our common stock for Convertible Notes converted in connection with such “make-whole fundamental change”. Additionally, if we undergo a “fundamental change,” a holder will have the option to require us to repurchase all or a portion of its Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest through, but excluding, the fundamental change repurchase date.

In connection with the offering of the Convertible Notes, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of 3,031,558 shares of our common stock at a price of $74.05 per share. The total cost of the convertible note hedge transactions was $52.9 million. In addition, we sold warrants to the option counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of 3,031,558 shares of our common stock at a price of $95.01. We received $36.3 million in cash proceeds from the sale of these warrants.

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Convertible Notes and to effectively increase the overall conversion price from $74.05 to $95.01 per share. The $16.6 million net cost incurred in connection with the convertible note hedges and warrants was recorded as a reduction to additional paid-in capital, net of tax, in the consolidated balance sheet as of June 30, 2015.

On or after September 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes.

Upon conversion, the Convertible Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our current intent and policy is to settle conversions with a combination of cash and shares of common stock with the principal amount of the Convertible Notes paid in cash.

Holders may convert their Convertible Notes at their option at any time prior to September 1, 2021, only under the following circumstances:

•	during any calendar quarter (and only during such calendar quarter) commencing after September 30, 2015 if, for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock for such trading day is equal to or greater than 130% of the conversion price on such trading day;

•	during the five consecutive business day period immediately following any five consecutive trading day period (the “measurement period”) in which, for each trading day of the measurement period, the trading price per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock for such trading day and the conversion rate on such trading day; or

•	upon the occurrence of specified corporate events.

We separately account for the liability and equity components of the Convertible Notes. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated conversion feature, assuming our non-convertible unsecured debt borrowing rate. The carrying value of the equity component, the conversion option, which is recognized as additional paid-in-capital, net of tax, creates a debt discount on the Convertible Notes. The debt discount was determined by deducting the relative fair value of the liability component from the proceeds of the Convertible Notes and is amortized to interest expense using an effective interest rate of 6.44% over the term of the Convertible Notes. As of June 30, 2015, the remaining life of the Convertible Notes is 6.9 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of June 30, 2015, the Convertible Notes consisted of the following:

Liability component:
Proceeds	$224,500
Less: debt discount, net of amortization	(52,436)
Less: debt issuance cost, net of amortization	(5,156)

Net carrying amount	$166,908

Equity component (1)	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of June 30, 2015.

The debt issuance costs related to the issuance of the Convertible Notes were allocated to the liability and equity components based on their relative values, as determined above. Total debt issuance costs were $6.8 million, of which $5.2 million was allocated to the liability component and $1.6 million was allocated to the equity component. The debt issuance costs allocated to the liability component are amortized to interest expense using the effective interest method over the term of the Convertible Notes.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

For the Three and Six Months Ended
June 30, 2015
Contractual interest coupon	$393
Amortization of debt discount	467
Amortization of debt issuance costs	51

Total interest expense recognized	$911

7. Income Taxes

Our effective income tax rates were an expense of 31.0% for the three months ended June 30, 2015 and a benefit of 461.0% for the three months ended June 30, 2014. Our effective income tax rates were an expense of 25.6% for the six months ended June 30, 2015 and a benefit of 181.4% for the six months ended June 30, 2014. The effective rate for the six months ended June 30, 2015 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $4.0 million, net of reserves, related to extraterritorial income from leasing certain of our aircraft (“ETI”). The effective rate for the three and six months ended June 30, 2014 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $24.0 million, net of reserves, related to ETI, partially offset by losses associated with GSS for which we have recognized a valuation allowance due to the uncertainty that the benefit of the losses will be realized. The effective rates also differed from the U.S. federal statutory rate due to the income tax impact of foreign operations taxed at different rates, our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S., U.S. state income taxes, the nondeductibility of certain expenses for tax purposes, adjustments to our liability for uncertain tax positions, and the relationship of these items to our projected operating results for the year. For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

As a result of current and expected future growth in our Dry Leasing business, we determined to indefinitely reinvest the net earnings of certain foreign subsidiaries engaged in this business outside of the U.S. Our effective income tax rates for the three and six months ended June 30, 2015 and 2014 were favorably impacted by this determination. As of June 30, 2015, our undistributed net earnings of foreign subsidiaries for which deferred taxes have not been provided were $63.1 million, and the unrecognized deferred tax liability associated with these earnings was $22.1 million.

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

The fair value of our Convertible Notes is based on unadjusted quoted market prices for these securities.

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	June 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$514,750	$514,750	$514,750	$—	$—
Short-term investments	24,373	24,373	—	—	24,373
Restricted cash	15,731	15,731	15,731	—	—
Long-term investments and accrued interest	106,951	142,799	—	—	142,799

	$661,805	$697,653	$530,481	$—	$167,172

Liabilities
Term loans	$910,383	$945,633	$—	$—	$945,633
Ex-Im Bank guaranteed notes	725,320	752,443	—	—	752,443
EETCs	190,774	243,436	—	—	243,436
Convertible Notes	166,908	221,454	221,454	—	—

	$1,993,385	$2,162,966	$221,454	$—	$1,941,512

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$298,601	$298,601	$298,601	$—	$—
Short-term investments	17,802	17,802	—	—	17,802
Restricted cash	14,281	14,281	14,281	—	—
Long-term investments and accrued interest	120,478	154,743	—	—	154,743

	$451,162	485,427	312,882	—	172,545

Liabilities
Term loans	$945,813	$982,036	$—	$—	$982,036
Ex-Im Bank guaranteed notes	760,389	789,834	—	—	789,834
EETCs	211,739	270,333	—	—	270,333

	$1,917,941	$2,042,203	$—	$—	$2,042,203

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments and accrued interest by contractual maturity as of:

	June 30, 2015			December 31, 2014
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value
Debt securities
Due after one but within five years	$72,277	$1,776	$74,053	$40,040	$9,700	$49,740
Due after five but within ten years	34,674	34,072	68,746	80,438	24,565	105,003

Total	$106,951	$35,848	$142,799	$120,478	$34,265	$154,743

9. Segment Reporting

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operating Revenue:
ACMI	$189,255	$186,720	$378,302	$384,861
Charter	235,436	225,234	455,574	402,607
Dry Leasing	27,401	25,524	59,320	50,200
Other	3,741	3,691	7,482	6,864

Total Operating Revenue	$455,833	$441,169	$900,678	$844,532

Direct Contribution:
ACMI	$51,157	$44,677	$91,059	$90,133
Charter	25,019	8,196	55,478	4,007
Dry Leasing	10,894	8,738	26,419	16,909

Total Direct Contribution for Reportable Segments	87,070	61,611	172,956	111,049

Add back (subtract):
Unallocated income and expenses, net*	(45,320)	(40,317)	(94,304)	(75,162)
Special charge	(499)	(1,449)	69	(9,477)
Loss on disposal of aircraft	(114)	(14,679)	(1,323)	(14,679)

Income before Income Taxes	41,137	5,166	77,398	11,731

Add back (subtract):
Interest income	(4,425)	(4,719)	(8,913)	(9,446)
Interest expense	25,033	26,365	49,581	52,817
Capitalized interest	(177)	(67)	(203)	(379)
Other expense (income), net	(284)	(88)	391	64

Operating Income	$61,284	$26,657	$118,254	$54,787

*	During the first quarter of 2015, we changed the methodology for allocating certain unallocated expenses to our segments. The prior period information has been adjusted to consistently reflect this change.

We are exposed to a concentration of revenue from the U.S. Military Air Mobility Command (the “AMC”) and Polar (see Note 3 for further discussion regarding Polar). No other customer accounted for more than 10.0% of our Total Operating Revenue. Revenue from the AMC was $114.0 million for the three months ended June 30, 2015 and $91.3 million for the three months ended June 30, 2014. Revenue from the AMC was $204.1 million for the six months ended June 30, 2015 and $154.2 million for the six months ended June 30, 2014. Accounts receivable from the AMC were $19.5 million and $15.3 million as of June 30, 2015 and December 31, 2014, respectively. We have not experienced any credit issues with either of these customers.

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

The court in the antitrust class actions has heard and decided a number of procedural motions. Among those was the plaintiffs’ motion to join Polar Air Cargo Worldwide, Inc. as an additional defendant, which the court granted for discovery purposes on April 13, 2011. There was substantial pretrial written discovery and document production, and a number of depositions were taken. A court hearing on whether to certify the case as a class action was held in October 2013, and oral arguments and an evidentiary hearing were held in November 2013. On October 15, 2014, the magistrate judge issued a decision recommending that the court enter an order certifying the class for adjudicating the claims. On July 10, 2015, the court issued an order affirming the magistrate judge’s decision and certifying the class. We and other remaining defendants have petitioned the U.S. Court of Appeals for the Second Circuit for permission to appeal that order and we also intend to vigorously pursue a number of defenses, some of which were made in summary judgment motions and responses in 2015. We are unable to reasonably predict the court’s ruling on our opposition to class certification and our defenses, or the ultimate outcome of the litigation.

In the United Kingdom, several groups of named claimants have brought suit against British Airways in connection with the same alleged antitrust practices at issue in the proceedings described above and are seeking damages allegedly arising from that conduct. British Airways has filed claims in the lawsuit against Old Polar, the Company and a number of air cargo carriers for contribution should British Airways be found liable to claimants. Old Polar’s formal statement of defense was filed on February 28, 2015. Court-ordered disclosure is continuing. Old Polar intends to mount a vigorous defense.

If the Company or Old Polar were to incur an unfavorable outcome in connection with one or more of the matters described above, such outcome is not expected to materially affect our business, financial condition, results of operations or cash flows.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $6.3 million in aggregate based on June 30, 2015 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $4.7 million as of June 30, 2015 and $5.3 million as of December 31, 2014, and are included in Deposits and other assets.

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

11. Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method. Anti-dilutive shares related to warrants and stock options that were out of the money and excluded for the three and six months ended June 30, 2015 were 3.0 million and for the three and six months ended June 30, 2014 were de minimis.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Net Income Attributable to Common Stockholders	$28,390	$29,593	$57,622	$37,537

Denominator:
Basic EPS weighted average shares outstanding	25,029	25,241	24,953	25,169
Effect of dilutive stock options and restricted stock	169	38	182	46

Diluted EPS weighted average shares outstanding	25,198	25,279	25,135	25,215

EPS:
Basic	$1.13	$1.17	$2.31	$1.49

Diluted	$1.13	$1.17	$2.29	$1.49

The calculation of EPS does not include restricted share units in which performance or market conditions were not satisfied of 0.3 million for the three and six months ended June 30, 2015, respectively, and 0.4 million and 0.5 million for the three and six months ended June 30, 2014, respectively.

12. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2013	$(11,375)	$698	$(10,677)
Net change in fair value	(251)	—	(251)
Reclassification to interest expense	1,372	—	1,372
Translation adjustment	—	171	171
Tax effect	(506)	—	(506)

Balance as of June 30, 2014	$(10,760)	$869	$(9,891)

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2014	$(9,924)	$352	$(9,572)
Net change in fair value	—	—	—
Reclassification to interest expense	1,288	—	1,288
Translation adjustment	—	(343)	(343)
Tax effect	(492)	—	(492)

Balance as of June 30, 2015	$(9,128)	$9	$(9,119)

Interest Rate Derivatives

As of June 30, 2015, there was $14.7 million of unamortized realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014. The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt. Net realized losses reclassified into earnings were $0.6 million and $0.7 for the three months ended June 30, 2015 and 2014, respectively. Net realized losses reclassified into earnings were $1.3 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. Net realized losses expected to be reclassified into earnings within the next 12 months are $2.5 million as of June 30, 2015.

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

In June 2015, we signed an ACMI agreement with DHL for one additional 747-400F aircraft, increasing the number of 747 freighter aircraft in ACMI service for DHL to thirteen. The aircraft began flying in July 2015.

Charter Block Hours increased during the first half of 2015, reflecting increased cargo and passenger demand from the AMC and stronger commercial cargo demand, which was enhanced by the U.S. West Coast port disruption. In June 2015, based on this demand, we returned to active service a 747-400BCF that had been temporarily parked. We also entered into a short-term operating lease beginning in late June for a second 747-400 converted freighter. This lease, with terms that are more favorable to us, is intended to replace a similar aircraft, with a lease that expired in June 2015.

During the second quarter of 2015, we Dry Leased a 757-200 freighter to DHL on a long-term basis, following the conclusion of a previous customer lease. We also acquired and are converting two 767-300 passenger aircraft to freighters. Following their conversion, which is expected to be completed during the fourth quarter of 2015, they will be Dry Leased to DHL on a long-term basis.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended June 30, 2015 and 2014

Operating Statistics

The table below sets forth selected Operating Statistics for the three months ended June 30:

	2015	2014	Increase / (Decrease)	Percent Change
Block Hours
ACMI	30,958	27,652	3,306	12.0%
Charter:
Cargo	9,214	7,572	1,642	21.7%
Passenger	4,259	3,487	772	22.1%
Other	303	299	4	1.3%

Total Block Hours	44,734	39,010	5,724	14.7%

Revenue Per Block Hour
ACMI	$6,113	$6,752	$(639)	(9.5)%
Charter:	$17,475	$20,367	$(2,892)	(14.2)%
Cargo	$16,358	$20,035	$(3,677)	(18.4)%
Passenger	$19,891	$21,087	$(1,196)	(5.7)%

Charter Fuel
Average fuel cost per gallon	$2.46	$3.19	$(0.73)	(22.9)%
Fuel gallons consumed (000s)	39,383	32,560	6,823	21.0%

Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	9.0	8.3	0.7
747-400 Cargo	11.4	11.7	(0.3)
747-400 Dreamlifter	3.1	3.3	(0.2)
767-300 Cargo	2.0	2.0	—
767-200 Cargo	8.9	5.0	3.9
747-400 Passenger	1.0	1.0	—
767-200 Passenger	1.0	1.0	—

Total	36.4	32.3	4.1

Charter
747-8F Cargo	—	0.7	(0.7)
747-400 Cargo	10.5	9.1	1.4
747-400 Passenger	2.0	1.9	0.1
767-300 Passenger	2.9	3.0	(0.1)

Total	15.4	14.7	0.7

Dry Leasing
777-200 Cargo	6.0	6.0	—
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	1.0	2.0	(1.0)

Total	9.0	10.0	(1.0)

Total Operating Aircraft	60.8	57.0	3.8

Out-of-service**	0.8	1.0	(0.2)

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	Our out-of-service aircraft are completely unencumbered.

Operating Revenue

The following table compares our Operating Revenue for the three months ended June 30 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$189,255	$186,720	$2,535	1.4%
Charter	235,436	225,234	10,202	4.5%
Dry Leasing	27,401	25,524	1,877	7.4%
Other	3,741	3,691	50	1.4%

Total Operating Revenue	$455,833	$441,169	$14,664	3.3%

ACMI revenue increased $2.5 million, or 1.4%, primarily due to increased flying, partially offset by reduced Revenue per Block Hour. ACMI Block Hours were 30,958 in the second quarter of 2015, compared with 27,652 in 2014, an increase of 3,306 Block Hours, or 12.0%. The increase in Block Hours was primarily driven by the start-up of CMI flying four additional 767-200F aircraft and improvements in ACMI aircraft utilization. ACMI Revenue per Block Hour was $6,113 for the second quarter of 2015, compared with $6,752 in 2014, a decrease of $639 per Block Hour, or 9.5%. The decrease in Revenue per Block Hour reflects the impact of payments received in 2014 related to a customer’s return of aircraft and increased CMI flying in 2015.

Charter revenue increased $10.2 million, or 4.5%, primarily driven by an increase in both cargo and passenger flying, partially offset by a decrease in Revenue per Block Hour. Charter Block Hours were 13,473 in the second quarter of 2015 compared with 11,059 in 2014, an increase of 2,414 Block Hours, or 21.8%. The increase in Charter Block Hours was primarily driven by increased passenger and cargo demand from the AMC and increased commercial cargo demand. Charter Revenue per Block Hour was $17,475 for the second quarter of 2015 compared with $20,367 in 2014, a decrease of $2,892 per Block Hour, or 14.2%. This decrease was primarily driven by the impact of lower fuel prices.

Dry Leasing revenue increased $1.9 million, or 7.4%, primarily due to revenue from maintenance payments related to the scheduled return of a 757-200 cargo aircraft in April 2015.

Operating Expenses

The following table compares our Operating Expenses for the three months ended June 30 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Operating Expenses
Salaries, wages and benefits	$86,862	$77,948	$8,914	11.4%
Aircraft fuel	96,711	103,842	(7,131)	(6.9)%
Maintenance, materials and repairs	41,438	50,386	(8,948)	(17.8)%
Aircraft rent	36,811	34,826	1,985	5.7%
Depreciation and amortization	31,936	30,381	1,555	5.1%
Navigation fees, landing fees and other rent	22,666	30,906	(8,240)	(26.7)%
Travel	23,830	18,774	5,056	26.9%
Passenger and ground handling services	21,353	21,859	(506)	(2.3)%
Loss on disposal of aircraft	114	14,679	(14,565)	NM
Special charge	499	1,449	(950)	NM
Other	32,329	29,462	2,867	9.7%

Total Operating Expenses	$394,549	$414,512

NM represents year-over-year changes that are not meaningful.

Salaries, wages and benefits increased $8.9 million, or 11.4%, primarily driven by increases to crewmember and ground staff costs due to higher Block Hours, key initiatives and increased profitability.

Aircraft fuel decreased $7.1 million, or 6.9%, primarily due to fuel price decreases, partially offset by increased fuel consumption. The average fuel price per gallon for the Charter business was $2.46 for the second quarter of 2015, compared with $3.19 in 2014, a decrease of 22.9%. Fuel consumption increased by 6.8 million gallons, or 21.0%, reflecting the increase in Charter Block Hours operated. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Maintenance, materials and repairs decreased $8.9 million, or 17.8%, primarily reflecting a decrease of $9.4 million for 747-400 aircraft. Heavy Maintenance on 747-400 aircraft decreased $7.2 million due to a decrease in the number of C and D Checks, and the number of engine overhauls. Non-heavy Maintenance on 747-400 aircraft decreased $1.5 million. Heavy Maintenance expense on 747-8F aircraft was relatively unchanged. Heavy airframe maintenance events and engine overhauls for the three months ended June 30 were:

Heavy Maintenance Events	2015	2014	Increase / (Decrease)
747-8F C Checks	—	2	(2)
747-400 C Checks	2	3	(1)
767 C Checks	—	1	(1)
747-400 D Checks	1	2	(1)
CF6-80 engine overhauls	1	2	(1)

Aircraft rent increased $2.0 million, or 5.7%, primarily due to the return to service of a leased 747-400BCF aircraft that had been previously parked.

Depreciation and amortization increased $1.6 million, or 5.1%, primarily due to increased scrapping of rotable parts related to our engine and spare parts purchase program, which avoids more expensive repairs.

Navigation fees, landing fees and other rent decreased $8.2 million, or 26.7%, primarily due to a reduction in purchased capacity from the subcontracting of certain Charter flights.

Travel increased $5.1 million, or 26.9%, primarily due to higher rates related to crewmember travel to higher cost locations and increased flying.

Loss on disposal of aircraft in 2014 resulted from the trade-in of used spare engines for new engines as part of our engine acquisition program.

Other increased $2.9 million, or 9.7%, primarily due to increased commission expense on higher revenue from the AMC and increased professional fees to support key initiatives.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended June 30 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(4,425)	$(4,719)	$(294)	(6.2)%
Interest expense	25,033	26,365	(1,332)	(5.1)%
Capitalized interest	(177)	(67)	110	164.2%
Other expense (income), net	(284)	(88)	196	NM

Interest expense decreased $1.3 million, or 5.1%, primarily due to a decrease in our average debt balances, reflecting payments of debt, partially offset by the issuance of the Convertible Notes.

Income taxes. Our effective income tax rates were an expense of 31.0% for the three months ended June 30, 2015 and a benefit of 461.0% for the three months ended June 30, 2014. The effective income tax rate for the three months ended June 30, 2015 differed from the U.S. federal statutory rate primarily due to our assertion, beginning in 2013, to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S. The effective income tax rate for the three months ended June 30, 2014 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $24.0 million, net of reserves, related to ETI (see Note 7 to our Financial Statements) and our assertion, beginning in 2013, to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution of our reportable segments (see Note 9 to our Financial Statements for the reconciliation to Operating income) for the three months ended June 30 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$51,157	$44,677	$6,480	14.5%
Charter	25,019	8,196	16,823	205.3%
Dry Leasing	10,894	8,738	2,156	24.7%

Total Direct Contribution	$87,070	$61,611	$25,459	41.3%

Unallocated income and expenses, net	$45,320	$40,317	$5,003	12.4%

ACMI Segment

ACMI Direct Contribution increased $6.5 million, or 14.5%, primarily due to higher aircraft utilization and a reduction in Heavy maintenance expense, partially offset by lower Revenue per Block Hour.

Charter Segment

Charter Direct Contribution increased $16.8 million, or 205.3%, primarily due to increased cargo and passenger flying, as well as higher aircraft utilization. In addition, Charter Direct Contribution benefited from a reduction in Heavy maintenance expense.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $2.2 million, or 24.7%, primarily due to revenue from maintenance payments related to the scheduled return of a 757-200 cargo aircraft in April 2015.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $5.0 million, or 12.4%, primarily due to the timing of incentive compensation driven by higher anticipated earnings in 2015, increased professional fees to support key initiatives and unallocated interest expense.

Six Months Ended June 30, 2015 and 2014

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the six months ended June 30:

	2015	2014	Increase / (Decrease)	Percent Change
Block Hours
ACMI	60,418	55,675	4,743	8.5%
Charter:
Cargo	17,482	13,471	4,011	29.8%
Passenger	7,480	6,202	1,278	20.6%
Other	634	535	99	18.5%

Total Block Hours	86,014	75,883	10,131	13.4%

Revenue Per Block Hour
ACMI	$6,261	$6,913	$(652)	(9.4)%
Charter:	$18,251	$20,465	$(2,214)	(10.8)%
Cargo	$17,724	$20,148	$(2,424)	(12.0)%
Passenger	$19,482	$21,154	$(1,672)	(7.9)%

Charter Fuel
Average fuel cost per gallon	$2.40	$3.21	$(0.81)	(25.2)%
Fuel gallons consumed (000s)	72,694	57,859	14,835	25.6%

Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	8.8	8.5	0.3
747-400 Cargo	11.7	12.1	(0.4)
747-400 Dreamlifter	3.1	3.2	(0.1)
767-300 Cargo	2.0	2.0	—
767-200 Cargo	7.7	5.0	2.7
747-400 Passenger	1.0	1.0	—
767-200 Passenger	1.0	1.0	—

Total	35.3	32.8	2.5

Charter
747-8F Cargo	0.2	0.4	(0.2)
747-400 Cargo	9.7	8.8	0.9
747-400 Passenger	2.0	2.0	—
767-300 Passenger	2.9	2.9	—

Total	14.8	14.1	0.7

Dry Leasing
777-200 Cargo	6.0	5.9	0.1
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	1.3	2.0	(0.7)

Total	9.3	9.9	(0.6)

Total Operating Aircraft	59.4	56.8	2.6

Out-of-service**	0.9	1.0	(0.1)

*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	All of our out-of-service aircraft are completely unencumbered.

Operating Revenue

The following table compares our Operating Revenue for the six months ended June 30 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$378,302	$384,861	$(6,559)	(1.7)%
Charter	455,574	402,607	52,967	13.2%
Dry Leasing	59,320	50,200	9,120	18.2%
Other	7,482	6,864	618	9.0%

Total Operating Revenue	$900,678	$844,532	$56,146	6.6%

ACMI revenue decreased $6.6 million, or 1.7%, primarily due to reduced Revenue per Block Hour, partially offset by increased flying. ACMI Revenue per Block Hour was $6,261 for the first half of 2015, compared with $6,913 in 2014, a decrease of $652 per Block Hour, or 9.4%. The decrease in Revenue per Block Hour reflects the impact of higher Revenue per Block Hour in 2014 resulting from customers that flew below their contractual minimums, payments received in 2014 related to a customer’s return of aircraft, and increased CMI flying in 2015. ACMI Block Hours were 60,418 for the first half of 2015, compared with 55,675 in 2014, an increase of 4,743 Block Hours, or 8.5%. The increase in Block Hours was primarily driven by the start-up of CMI flying four additional 767-200F aircraft and improvements in ACMI aircraft utilization.

Charter revenue increased $53.0 million, or 13.2%, primarily driven by an increase in both cargo and passenger flying, partially offset by a decrease in Revenue per Block Hour. Charter Block Hours were 24,962 for the first half of 2015 compared with 19,673 in 2014, an increase of 5,289 Block Hours, or 26.9%. The increase in Charter Block Hours was primarily driven by increased cargo and passenger demand from the AMC and increased commercial cargo demand, which was enhanced by the U.S. West Coast port disruption. Charter Revenue per Block Hour was $18,251 for the first half of 2015 compared with $20,465 in 2014, a decrease of $2,214 per Block Hour, or 10.8%. This decrease was primarily driven by the impact of lower fuel prices.

Dry Leasing revenue increased $9.1 million, or 18.2%, primarily due to revenue from maintenance payments related to the scheduled returns of a 737-800 passenger aircraft in February 2015 and a 757-200 cargo aircraft in April 2015.

Operating Expenses

The following table compares our Operating Expenses for the six months ended June 30 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Operating Expenses
Salaries, wages and benefits	$175,635	$150,803	$24,832	16.5%
Aircraft fuel	174,826	185,586	(10,760)	(5.8)%
Maintenance, materials and repairs	100,270	109,432	(9,162)	(8.4)%
Aircraft rent	71,072	70,236	836	1.2%
Depreciation and amortization	63,966	58,536	5,430	9.3%
Navigation fees, landing fees and other rent	46,169	58,032	(11,863)	(20.4)%
Travel	44,643	36,056	8,587	23.8%
Passenger and ground handling services	41,316	41,230	86	0.2%
Loss on disposal of aircraft	1,323	14,679	(13,356)	(91.0)%
Special charge	(69)	9,477	(9,546)	(100.7)%
Other	63,273	55,678	7,595	13.6%

Total Operating Expenses	$782,424	$789,745

Salaries, wages and benefits increased $24.8 million, or 16.5%, primarily driven by increases to crewmember and ground staff costs due to higher Block Hours, key initiatives and increased profitability.

Aircraft fuel decreased $10.8 million, or 5.8%, primarily due to fuel price decreases, partially offset by increased fuel consumption. The average fuel price per gallon for the Charter business was $2.40 for the first half of 2015, compared with

$3.21 in 2014, a decrease of 25.2%. Fuel consumption increased by 14.8 million gallons, or 25.6%, reflecting the increase in Charter Block Hours operated. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Maintenance, materials and repairs decreased by $9.2 million, or 8.4%, reflecting a decrease of $14.3 million for 747-400 aircraft, partially offset by an increase of $4.8 million for 747-8F aircraft. Heavy Maintenance expense on 747-400 aircraft decreased approximately $17.1 million due to a decrease in the number of C and D Checks, and the number of engine overhauls, partially offset by an increase of $3.0 million in Non-heavy Maintenance. Heavy Maintenance expense on 747-8F aircraft increased $4.4 million primarily due to an increase in unscheduled engine repairs. Heavy airframe maintenance events and engine overhauls for the six months ended June 30 were:

Heavy Maintenance Events	2015	2014	Increase / (Decrease)
747-8F C Checks	1	2	(1)
747-400 C Checks	3	8	(5)
747-400 D Checks	3	5	(2)
767 C Checks	—	1	(1)
CF6-80 engine overhauls	5	7	(2)

Depreciation and amortization increased $5.4 million, or 9.3%, primarily due to increased scrapping of rotable parts related to our engine and spare parts purchase program, which avoids more expensive repairs.

Navigation fees, landing fees and other rent decreased $11.9 million, or 20.4%, primarily due to a reduction in purchased capacity from the subcontracting of certain Charter flights.

Travel increased $8.6 million, or 23.8%, primarily due to higher rates related to crewmember travel to higher cost locations and increased flying.

Loss on disposal of aircraft in 2014 resulted from the trade-in of used spare engines for new engines as part of our engine acquisition program.

Special charge in 2014 represented a $5.2 million reserve related to a GSS receivable for a loan made to its then 51% U.K. shareholder, a $3.9 million expense recorded for termination benefits for certain GSS employees and a $0.4 million adjustment to the early termination of operating leases for two 747-400BCF aircraft that were parked in December 2013.

Other increased $7.6 million, or 13.6%, primarily due to increased commission expense on higher revenue from the AMC and increased professional fees to support key initiatives.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the six months ended June 30 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(8,913)	$(9,446)	$(533)	(5.6)%
Interest expense	49,581	52,817	(3,236)	(6.1)%
Capitalized interest	(203)	(379)	(176)	(46.4)%
Other expense (income), net	391	64	327	NM

Interest expense decreased $3.2 million, or 6.1% primarily due to a decrease in our average debt balances, reflecting payments of debt, partially offset by the issuance of the Convertible Notes.

Income taxes. Our effective income tax rates were an expense of 25.6% for the six months ended June 30, 2015 and a benefit of 181.4% for the six months ended June 30, 2014. The effective income tax rate for the six months ended June 30, 2015 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $4.0 million, net of reserves, related to ETI (see Note 7 to our Financial Statements). The effective income tax rate for the six months ended June 30, 2014 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $24.0 million, net of reserves, related to ETI. The effective income tax rates for both periods were impacted by our assertion, beginning in 2013, to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 9 to our Financial Statements for the reconciliation to Operating income) for the six months ended June 30 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$91,059	$90,133	$926	1.0%
Charter	55,478	4,007	51,471	NM
Dry Leasing	26,419	16,909	9,510	56.2%

Total Direct Contribution	$172,956	$111,049	$61,907	55.7%

Unallocated income and expenses, net	$94,304	$75,162	$19,142	25.5%

ACMI Segment

ACMI Direct Contribution increased $0.9 million, or 1.0%, primarily due to a reduction in Heavy maintenance expense and higher aircraft utilization, partially offset by the impact of customers that flew below their contractual minimums in 2014.

Charter Segment

Charter Direct Contribution increased $51.5 million primarily due to increased cargo and passenger flying, as well as higher aircraft utilization. In addition, Charter Direct Contribution benefited from lower fuel costs and a reduction in Heavy maintenance expense.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $9.5 million, or 56.2%, primarily due to revenue from maintenance payments related to the scheduled returns of a 737-800 passenger aircraft in February 2015 and a 757-200 cargo aircraft in April 2015.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $19.1 million, or 25.5%, primarily due to the timing of incentive compensation driven by higher anticipated earnings in 2015, increased professional fees to support key initiatives and unallocated interest expense.

Reconciliation of GAAP to non-GAAP Financial Measures

To supplement our Financial Statements presented in accordance with GAAP, we present certain non-GAAP financial measures to assist in the evaluation of our business performance. These non-GAAP financial measures include Adjusted Net Income Attributable to Common Stockholders and adjusted diluted earnings per share (“Adjusted Diluted EPS”), which exclude certain non-cash income and expenses, and items impacting year-over-year comparisons of our results. These non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

We use these non-GAAP financial measures in assessing the performance of our ongoing operations and in planning and forecasting future periods. We believe that these adjusted measures provide meaningful supplemental information to assist investors and analysts in understanding our business results and assessing our prospects for future performance.

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Three Months Ended
	June 30, 2015	June 30, 2014	Percent Change
Net Income Attributable to Common Stockholders	$28,390	$29,593	(4.1%)
After-tax impact from:
Non-cash expenses and income, net (a)	636	(53)
ETI tax benefit	—	(24,013)
Loss on disposal of aircraft	72	9,389
Special charge (b)	319	658
Accrual for legal matters	—	300

Adjusted Net Income Attributable to Common Stockholders	$29,417	$15,874	85.3%

Diluted EPS	$1.13	$1.17	(3.4%)
After-tax impact from:
Non-cash expenses and income, net (a)	0.03	—
ETI tax benefit	—	(0.95)
Loss on disposal of aircraft	—	0.37
Special charge (b)	0.01	0.03
Accrual for legal matters	—	0.01

Adjusted Diluted EPS	$1.17	$0.63	85.7%

	For the Six Months Ended
	June 30, 2015	June 30, 2014	Percent Change
Net Income Attributable to Common Stockholders	$57,622	$37,537	53.5%
After-tax impact from:
Non-cash expenses and income, net (a)	697	(169)
ETI tax benefit	(4,008)	(24,013)
Loss on disposal of aircraft	956	9,389
Special charge (b)	(92)	4,041
Accrual for legal matters	—	300

Adjusted Net Income Attributable to Common Stockholders	$55,175	$27,085	103.7%

Diluted EPS	$2.29	$1.49	53.7%
After-tax impact from:
Non-cash expenses and income, net (a)	0.03	(0.01)
ETI tax benefit	(0.16)	(0.95)
Loss on disposal of aircraft	0.04	0.37
Special charge (b)	—	0.16
Accrual for legal matters	—	0.01

Adjusted Diluted EPS	$2.20	$1.07	105.6%

(a)	Non-cash expenses and income, net in 2015 primarily relates to amortization of the debt discount on the Convertible Notes.
(b)	Included in Special charge in 2014 were employee termination benefits, a loan reserve and tax adjustments related to GSS, and adjustments to lease termination costs for two 747-400BCFs.

Liquidity and Capital Resources

Debt Transactions

In June 2015, we issued $224.5 million of Convertible Notes with a cash coupon of 2.25%. In July 2015, we used a portion of the proceeds from the Convertible Notes to refinance higher-rate EETCs related to three 747-400 freighter aircraft. We expect to use a portion of the net proceeds during the third quarter of 2015 to refinance additional higher-rate EETCs for two 747-400 freighter aircraft, for which we issued a notice of redemption in July 2015. The EETCs have an average cash coupon of 8.1%. In the aggregate, we expect to use approximately $113.2 million of the net proceeds to refinance higher-rate EETCs, which gives effect to our ownership interests in the EETCs being retired.

Operating Activities. Net cash provided by operating activities for the first half of 2015 was $171.1 million, compared with $107.1 million for the first half of 2014. The increase primarily reflects higher earnings and changes in the timing of working capital.

Investing Activities. Net cash used for investing activities was $59.4 million for the first half of 2015, consisting primarily of $62.8 million of purchase deposits and payments for flight equipment, and $22.1 million of core capital expenditures, excluding flight equipment. Partially offsetting these investing activities was $24.6 million of proceeds from disposal of aircraft. All capital expenditures for the first half of 2015 were funded through working capital. Net cash used for investing activities was $509.4 million for the first half of 2014, consisting primarily of $494.1 million of purchase deposits and payments for flight equipment, $10.7 million of core capital expenditures, excluding flight equipment, and a $6.7 million increase in restricted cash. Purchase deposits and payments for flight equipment in 2014 were primarily related to the purchase of three 777-200LRF aircraft.

Financing Activities. Net cash provided by financing activities was $104.4 million for the first half of 2015, which primarily reflected the proceeds from debt issuance of $224.5 million, $36.3 million from the sale of warrants and $8.7 million of customer maintenance reserves received partially offset by $99.1 million of payments on debt obligations, $52.9 million for the purchase of convertible note hedges, $6.8 million of debt issuance costs and $6.3 million related to the purchase of treasury stock. Net cash provided by financing activities was $356.9 million for the first half of 2014, which primarily reflected the proceeds from debt issuance of $572.6 million and $8.8 million of customer maintenance reserves received, partially offset by $201.0 million of payments on debt obligations, $17.1 million of debt issuance costs and $4.4 million related to the purchase of treasury stock. The proceeds from debt issuance and payments of debt obligations in 2014 reflect the refinancing of the $103.6 million bridge loan with a note guaranteed by Ex-Im Bank.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to refinance EETCs, to fund capital expenditures for the remainder of 2015 and to repurchase shares of our stock. Core capital expenditures for the remainder of 2015 are expected to be between $20.0 to $25.0 million, which excludes flight equipment and capitalized interest. Our estimated flight equipment payments for the remainder of 2015 are expected to be between $175.0 to $180.0 million.

We may access external sources of capital from time to time depending on our cash requirements, assessments of current and anticipated market conditions, and the after-tax cost of capital. To that end, we filed a shelf registration statement with the SEC in May 2015 that enables us to sell a yet to be determined amount of debt and/or equity securities over the subsequent three years, depending on market conditions, our capital needs and other factors. Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control. Additionally, our borrowing costs are affected by market conditions and may be adversely impacted by a tightening in credit markets.

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

Contractual Obligations and Debt Agreements

See Note 6 to our Financial Statements for a description of our new debt obligations, the Convertible Notes, comprised of base and supplemental indentures, with Wilmington Trust National Association, as trustee. See our 2014 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2014 and a description of our other debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended June 30, 2015.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2014 and under the section entitled “Risk Factors” in our prospectus supplement dated May 28, 2015, as filed with the SEC pursuant to Rule 424(b)(5) on June 1, 2015 (File No. 333-204479) (the “Prospectus Supplement”). Many of such factors are beyond AAWW’s control and are difficult to predict. As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements. AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2014 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

With respect to the fiscal quarter ended June 30, 2015, the information required in response to this Item is set forth in Note 10 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A.	RISK FACTORS

For additional risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2014 Annual Report on Form 10-K.

In addition, the risk factors contained in the section entitled “Risk Factors” from our Prospectus Supplement are attached hereto as Exhibit 99.1 and incorporated herein by reference.

ITEM 6.	EXHIBITS

a. Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: July 30, 2015	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: July 30, 2015	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

4.1(1)	Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee

4.2(2)	First Supplemental Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee

4.3(3)	2.25% Convertible Senior Note due 2022

10.1(4)	Base convertible hedge transaction confirmation, dated as of May 28, 2015, between Morgan Stanley & Col. International plc and the Company

10.2(5)	Base warrant transaction confirmation, dated as of May 28, 2015, between Morgan Stanley & Co. International plc and the Company

10.3(6)	Additional convertible note hedge transaction confirmation, dated as of June 1, 2015, between Morgan Stanley & Co. International plc and the Company

10.4(7)	Additional warrant transaction confirmation, dated as of June 1, 2015, between Morgan Stanley & Co. International plc and the Company

10.5(8)	Base convertible note hedge transaction confirmation, dated as of May 28, 2015, between BNP Paribas and the Company

10.6(9)	Base warrant transaction confirmation, dated as of May 28, 2015, between BNP Paribas and the Company

10.7(10)	Additional convertible note hedge transaction confirmation, dated as of June 1, 2015, between BNP Paribas and the Company

10.8(11)	Additional warrant transaction confirmation, dated as of June 1, 2015, between BNP Paribas and the Company

10.9	Atlas Air Worldwide Holdings, Inc. Benefits Program for Senior Executives, Amended and Restated as of January 1, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

99.1	Risk Factors from Atlas Air Worldwide Holdings, Inc.’s Form 424(b)(5) (File No. 333-204479) dated May 28, 2015 filed with the SEC on June 1, 2015

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (v) Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2015 and 2014 and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report) on Form 8-K, File No. 001-16545, filed with the SEC on June 3, 2015
(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report) on Form 8-K, File No. 001-16545, filed with the SEC on June 3, 2015
(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report) on Form 8-K, File No. 001-16545, filed with the SEC on June 3, 2015
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report) on Form 8-K, File No. 001-16545, filed with the SEC on June 3, 2015
(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report) on Form 8-K, File No. 001-16545, filed with the SEC on June 3, 2015
(6)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report) on Form 8-K, File No. 001-16545, filed with the SEC on June 3, 2015
(7)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report) on Form 8-K, File No. 001-16545, filed with the SEC on June 3, 2015
(8)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report) on Form 8-K, File No. 001-16545, filed with the SEC on June 3, 2015
(9)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report) on Form 8-K, File No. 001-16545, filed with the SEC on June 3, 2015
(10)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report) on Form 8-K, File No. 001-16545, filed with the SEC on June 3, 2015
(11)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report) on Form 8-K, File No. 001-16545, filed with the SEC on June 3, 2015