Form 10-Q
period 2015-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2015-11-05
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, there were 24,631,001 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$376,695	$298,601
Short-term investments	1,866	17,802
Restricted cash	11,085	14,281
Accounts receivable, net of allowance of $1,163 and $1,658, respectively	169,676	162,092
Prepaid maintenance	6,398	20,806
Deferred taxes	41,669	40,923
Prepaid expenses and other current assets	29,017	51,599

Total current assets	636,406	606,104
Property and Equipment
Flight equipment	3,520,413	3,448,791
Ground equipment	57,522	51,418
Less: accumulated depreciation	(425,504)	(348,036)
Purchase deposits for flight equipment	54,548	20,054

Property and equipment, net	3,206,979	3,172,227
Other Assets
Long-term investments and accrued interest	44,052	120,478
Deposits and other assets	80,208	80,258
Intangible assets, net	60,694	67,410

Total Assets	$4,028,339	$4,046,477

Liabilities and Equity
Current Liabilities
Accounts payable	$60,338	$42,864
Accrued liabilities	257,954	251,594
Current portion of long-term debt	152,421	181,202

Total current liabilities	470,713	475,660
Other Liabilities
Long-term debt	1,642,424	1,736,739
Deferred taxes	358,259	350,868
Other liabilities	69,402	65,415

Total other liabilities	2,070,085	2,153,022
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 28,946,645 and 28,561,160 shares issued, 24,631,001 and 24,807,718, shares outstanding (net of treasury stock), as of September 30, 2015 and December 31, 2014, respectively	290	286
Additional paid-in-capital	623,554	573,133
Treasury stock, at cost; 4,315,644 and 3,753,442 shares, respectively	(171,715)	(145,322)
Accumulated other comprehensive loss	(8,726)	(9,572)
Retained earnings	1,044,138	999,270

Total equity	1,487,541	1,417,795

Total Liabilities and Equity	$4,028,339	$4,046,477

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Operating Revenue
ACMI	$197,020	$184,068	$575,322	$568,929
Charter	225,068	252,855	680,642	655,462
Dry leasing	23,915	25,411	83,235	75,611
Other	3,901	3,467	11,383	10,331

Total Operating Revenue	449,904	465,801	1,350,582	1,310,333

Operating Expenses
Aircraft fuel	87,330	115,690	262,156	301,276
Salaries, wages and benefits	86,434	78,834	262,069	229,637
Maintenance, materials and repairs	41,899	35,084	142,169	144,516
Aircraft rent	36,811	34,183	107,883	104,419
Depreciation and amortization	32,787	29,865	96,753	88,401
Travel	27,555	21,642	72,198	57,698
Navigation fees, landing fees and other rent	25,413	35,336	71,582	93,368
Passenger and ground handling services	20,504	24,876	61,820	66,106
Loss on disposal of aircraft	208	—	1,531	14,679
Special charge	7,674	90	7,605	9,567
Other	34,294	29,212	97,567	84,890

Total Operating Expenses	400,909	404,812	1,183,333	1,194,557

Operating Income	48,995	60,989	167,249	115,776

Non-operating Expenses (Income)
Interest income	(2,040)	(4,588)	(10,953)	(14,034)
Interest expense	22,110	25,960	71,691	78,777
Capitalized interest	(556)	(44)	(759)	(423)
Loss on early extinguishment of debt	66,729	—	66,729	—
Gain on investments	(13,439)	—	(13,439)	—
Other expense (income), net	1,364	767	1,755	831

Total Non-operating Expenses (Income)	74,168	22,095	115,024	65,151

Income (loss) before income taxes	(25,173)	38,894	52,225	50,625
Income tax expense (benefit)	(12,419)	11,318	7,357	(9,958)

Net Income (Loss)	(12,754)	27,576	44,868	60,583
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	(4,530)

Net Income (Loss) Attributable to Common Stockholders	$(12,754)	$27,576	$44,868	$65,113

Earnings per share:
Basic	$(0.51)	$1.10	$1.81	$2.59

Diluted	$(0.51)	$1.10	$1.80	$2.59

Weighted average shares:
Basic	24,798	24,983	24,771	25,106

Diluted	24,798	25,064	24,947	25,164

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income (Loss)	$(12,754)	$27,576	$44,868	$60,583
Other comprehensive income (loss):
Interest rate derivatives:
Net change in fair value	—	—	—	(251)
Reclassification to interest expense	636	677	1,924	2,049
Income tax expense	(243)	(259)	(735)	(764)
Foreign currency translation:
Translation adjustment	—	(290)	(343)	59

Other comprehensive income	393	128	846	1,093

Comprehensive Income (Loss)	(12,361)	27,704	45,714	61,676
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	(4,352)

Comprehensive Income (Loss) Attributable to Common Stockholders	$(12,361)	$27,704	$45,714	$66,028

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Operating Activities:
Net Income	$44,868	$60,583
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	110,872	101,493
Accretion of debt securities discount	(4,316)	(6,022)
Provision for allowance for doubtful accounts	61	420
Special charge, net of cash payments	6,589	6,484
Loss on early extinguishment of debt	66,729	—
Loss on disposal of aircraft	1,531	14,679
Deferred taxes	6,417	(10,282)
Stock-based compensation expense	14,481	9,769
Changes in:
Accounts receivable	(4,920)	(27,147)
Prepaid expenses and other current assets	24,311	36,931
Deposits and other assets	666	(5,978)
Accounts payable and accrued liabilities	(1,440)	(12,402)

Net cash provided by operating activities	265,849	168,528
Investing Activities:
Capital expenditures	(33,835)	(17,509)
Purchase deposits and payments for flight equipment	(77,502)	(502,782)
Changes in restricted cash	3,196	(7,072)
Proceeds from investments	76,752	2,886
Proceeds from disposal of aircraft	25,166	—

Net cash used for investing activities	(6,223)	(524,477)
Financing Activities:
Proceeds from debt issuance	224,500	572,552
Customer maintenance reserves received	12,250	12,950
Customer maintenance reserves paid	(1,752)	—
Proceeds from sale of warrants	36,290	—
Payments for convertible note hedges	(52,903)	—
Proceeds from stock option exercises	1,193	—
Excess tax benefit from stock-based compensation expense	588	—
Payment of debt issuance costs	(6,804)	(17,117)
Purchase of treasury stock	(26,393)	(19,479)
Payment of debt extinguishment costs	(34,014)	—
Payments of debt	(334,487)	(252,549)

Net cash (used for) provided by financing activities	(181,532)	296,357

Net increase (decrease) in cash and cash equivalents	78,094	(59,592)

Cash and cash equivalents at the beginning of period	298,601	321,816

Cash and cash equivalents at the end of period	$376,695	$262,224

Non-cash Investing and Financing Activities:
Acquisition of flight equipment included in Accounts payable and accrued liabilities	$18,321	$29,087

Disposition of aircraft included in Accounts receivable	$—	$5,072

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$282	$(125,826)	$561,481	$(10,677)	$892,513	$1,317,773	$4,352	$1,322,125
Net Income (loss)	—	—	—	—	65,113	65,113	(4,530)	60,583
Other comprehensive income (loss)	—	—	—	915	—	915	178	1,093
Stock option and restricted stock compensation	—	—	9,769	—	—	9,769	—	9,769
Purchase of 591,305 shares of treasury stock	—	(19,479)	—	—	—	(19,479)	—	(19,479)
Issuance of 356,696 shares of restricted stock	4	—	(4)	—	—	—	—	—
Tax benefit (expense) on restricted stock and stock options	—	—	(2,016)	—	—	(2,016)	—	(2,016)

Balance at September 30, 2014	$286	$(145,305)	$569,230	$(9,762)	$957,626	$1,372,075	$—	$1,372,075

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$286	$(145,322)	$573,133	$(9,572)	$999,270	$1,417,795	$—	$1,417,795
Net Income (loss)	—	—	—	—	44,868	44,868	—	44,868
Other comprehensive income (loss)	—	—	—	846	—	846	—	846
Stock option and restricted stock compensation	—	—	14,481	—	—	14,481	—	14,481
Purchase of 562,202 shares of treasury stock	—	(26,393)	—	—	—	(26,393)	—	(26,393)
Exercise of 25,373 employee stock options	—	—	1,193	—	—	1,193	—	1,193
Issuance of 360,112 shares of restricted stock	4	—	(4)	—	—	—	—	—
Equity component of convertible notes, net of tax	—	—	32,233	—	—	32,233	—	32,233
Purchase of convertible note hedges, net of tax	—	—	(33,837)	—	—	(33,837)	—	(33,837)
Issuance of warrants	—	—	36,290	—	—	36,290	—	36,290
Tax benefit (expense) on restricted stock and stock options	—	—	65	—	—	65	—	65

Balance at September 30, 2015	$290	$(171,715)	$623,554	$(8,726)	$1,044,138	$1,487,541	$—	$1,487,541

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

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

We provide outsourced aircraft and aviation operating services throughout the world, serving Africa, Asia, Australia, Europe, the Middle East, North America and South America through: (i) contractual service arrangements, including those through which we provide aircraft to customers and value-added services, including crew, maintenance and insurance (“ACMI”), as well as those through which we provide crew, maintenance and insurance, but not the aircraft (“CMI”); (ii) cargo and passenger charter services (“Charter”); and (iii) dry leasing aircraft and engines (“Dry Leasing” or “Dry Lease”).

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2014, which includes additional disclosures and a summary of our significant accounting policies. The December 31, 2014 balance sheet data was derived from that Annual Report. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014, comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, cash flows for the nine months ended September 30, 2015 and 2014, and shareholders’ equity as of and for the nine months ended September 30, 2015 and 2014.

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

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for revenue recognition. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided. It also requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date by one year to the beginning of 2018. Early adoption of the standard is permitted, but not before the beginning of 2017. We are currently assessing the impact the amended guidance will have on our financial statements.

In April 2015, the FASB amended its guidance for presenting debt issuance costs. The new guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the carrying amount of the related debt liability instead of as an asset. We early adopted this guidance retrospectively effective March 31, 2015 and its adoption did not have a material impact on our financial condition, results of operations or cash flows. The amount of debt issuance costs classified on our balance sheet as a reduction of debt was $53.1 million at September 30, 2015 and $55.1 million at December 31, 2014.

3. Related Parties

DHL Investment and Polar

AAWW has a 51% equity interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”), holds a 49% equity interest and a 25% voting interest in Polar. Polar is a variable interest entity that we do not consolidate because we are not the primary beneficiary as the risks associated with the direct costs of operation are with DHL. We record our share of Polar’s results under the equity method of accounting. Under a 20-year blocked space agreement (the “BSA”), Polar provides air cargo capacity to DHL. Atlas has several agreements with Polar to provide ACMI, CMI, Dry Leasing, administrative, sales and ground support services to one another. We do not have any financial exposure to fund debt obligations or operating losses of Polar, except for any liquidated damages that we could incur under these agreements. The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue and Expenses:
ACMI segment revenue from Polar	$96,299	$79,098	$281,817	$222,937
Other revenue from Polar	$6,188	$2,845	$11,875	$8,529
Ground handling and airport fees paid to Polar	$414	$537	$1,641	$1,309

	September 30, 2015	December 31, 2014
Accounts receivable/payable as of:
Receivables from Polar	$5,194	$5,702
Payables to Polar	$1,658	$2,611

	September 30, 2015	December 31, 2014
Aggregate Carrying Value of Polar Investment as of:
	$4,870	$4,870

GATS

We hold a 50% interest in GATS GP (BVI) Ltd. (“GATS”), a joint venture with an unrelated third party. The purpose of the joint venture is to purchase rotable parts and provide repair services for those parts, primarily for our 747-8F aircraft. The joint venture is a variable interest entity that we do not consolidate because we are not the primary beneficiary as we do not exercise financial control. As of September 30, 2015 and December 31, 2014, our investment in GATS was $20.1 million and $16.4 million, respectively, and our maximum exposure to losses from the entity is limited to our investment, which is comprised primarily of rotable inventory parts. GATS does not have any third-party debt obligations. We had Accounts payable to GATS of $1.6 million as of September 30, 2015 and $1.5 million as of December 31, 2014.

4. Special Charge

During the three and nine months ended September 30, 2015, we recognized a Special charge of $7.7 million related to the early termination of high-rate operating leases for two engines.

During the three and nine months ended September 30, 2014, we recognized $0.2 million and $4.1 million, respectively, of employee termination benefits related to British Airways Plc’s (“British Airways”) return of three 747-8F aircraft in 2014. In addition, we recognized a reserve of $4.9 million during the nine months ended September 30, 2014 related to a loan from Global Supply Systems Limited (“GSS”), a consolidated subsidiary, to its then 51% U.K. shareholder.

A summary of the Special charge liabilities is as follows:

	Lease Termination Costs	GSS Employee Termination Benefits	Other	Total
Liability as of December 31, 2014	$2,437	$1,014	$100	$3,551
Special charge items, net	384	35	14	433
Cash payments	(2,275)	(1,049)	(114)	(3,438)

Liability as of September 30, 2015	$546	$—	$—	$546

Substantially all remaining cash payments related to Special charge liabilities are expected to be paid in 2015.

5. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2015	December 31, 2014
Customer maintenance reserves	$66,388	$64,756
Salaries, wages and benefits	42,826	48,548
Maintenance	41,334	50,702
Aircraft fuel	32,545	15,078
Deferred revenue	10,394	10,705
Other	64,467	61,805

Accrued liabilities	$257,954	$251,594

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

During the three months ended September 30, 2015, we used proceeds from the issuance of Convertible Notes to refinance higher-rate equipment notes funded by enhanced equipment trust certificates (“EETCs”) related to five 747-400 freighter aircraft owned by us in the aggregate amount of $187.8 million. The EETCs had an average cash coupon of 8.1%. In connection with the refinancing, we recognized a $66.7 million loss on early extinguishment of debt, of which $34.0 million was related to debt extinguishment costs paid to the EETC equipment note holders and $32.7 million was related to the write-off of the debt discount associated with aircraft financing. The debt extinguishment costs paid are reflected as a financing activity in the consolidated statements of cash flows. As a result of this refinancing, we recognized a $13.4 million Gain on investments from the early redemption of certain investments related to EETCs (see Note 8).

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

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Convertible Notes and to effectively increase the overall conversion price from $74.05 to $95.01 per share. The $16.6 million net cost incurred in connection with the convertible note hedges and warrants was recorded as a reduction to additional paid-in capital, net of tax, in the consolidated balance sheet.

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

Holders may convert their Convertible Notes at their option at any time prior to September 1, 2021, only under the following circumstances:

•	during any calendar quarter (and only during such calendar quarter) if, for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock for such trading day is equal to or greater than 130% of the conversion price on such trading day;

•	during the five consecutive business day period immediately following any five consecutive trading day period (the “measurement period”) in which, for each trading day of the measurement period, the trading price per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock for such trading day and the conversion rate on such trading day; or

•	upon the occurrence of specified corporate events.

We separately account for the liability and equity components of the Convertible Notes. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated conversion feature, assuming our non-convertible unsecured debt borrowing rate. The carrying value of the equity component, the conversion option, which is recognized as additional paid-in-capital, net of tax, creates a debt discount on the Convertible Notes. The debt discount was determined by deducting the relative fair value of the liability component from the proceeds of the Convertible Notes and is amortized to interest expense using an effective interest rate of 6.44% over the term of the Convertible Notes. As of September 30, 2015, the remaining life of the Convertible Notes is 6.8 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of September 30, 2015, the Convertible Notes consisted of the following:

Liability component:
Proceeds	$224,500
Less: debt discount, net of amortization	(50,919)
Less: debt issuance cost, net of amortization	(4,985)

Net carrying amount	$168,596

Equity component (1)	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of September 30, 2015.

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

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2015	September 30, 2015
Contractual interest coupon	$1,263	$1,656
Amortization of debt discount	1,517	1,984
Amortization of debt issuance costs	166	215

Total interest expense recognized	$2,946	$3,855

7. Income Taxes

Our effective income tax rates were a benefit of 49.3% for the three months ended September 30, 2015 and an expense of 29.1% for the three months ended September 30, 2014. Our effective income tax rates were an expense of 14.1% for the nine months ended September 30, 2015 and a benefit of 19.7% for the nine months ended September 30, 2014. The effective rate for the nine months ended September 30, 2015 differed from the U.S. federal statutory rate partially due to an income tax benefit of $4.0 million, net of reserves, related to extraterritorial income from leasing certain of our aircraft (“ETI”). In addition, the effective rate for the three and nine months ended September 30, 2015 differed from the U.S. federal statutory rate due to an income tax benefit of $2.4 million from the favorable resolution of an IRS exam. The effective rate for the three and nine months ended September 30, 2014 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $24.0 million, net of reserves, related to ETI, partially offset by losses associated with GSS for which we have recognized a valuation allowance due to the uncertainty that the benefit of the losses will be realized. The effective rates also differed from the U.S. federal statutory rate due to the income tax impact of foreign operations taxed at different rates, our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S., U.S. state income taxes, the nondeductibility of certain expenses for tax purposes, adjustments to our liability for uncertain tax positions, and the relationship of these items to our projected operating results for the year. For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

As a result of current and expected future growth in our Dry Leasing business, we determined to indefinitely reinvest the net earnings of certain foreign subsidiaries engaged in this business outside of the U.S. Our effective income tax rates for the three and nine months ended September 30, 2015 and 2014 were favorably impacted by this determination. As of September 30, 2015, our undistributed net earnings of foreign subsidiaries for which deferred taxes have not been provided were $70.1 million, and the unrecognized deferred tax liability associated with these earnings was $24.5 million.

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

Long-term investments consist of debt securities for which we have both the ability and the intent to hold until maturity. These investments are classified as held-to-maturity and reported at amortized cost. The fair value of our Long-term investments is based on a discounted cash flow analysis using the contractual cash flows of the investments and a discount rate derived from unadjusted quoted interest rates for debt securities of comparable risk. Such debt securities represent investments in Pass-Through Trust Certificates (“PTCs”) related to EETCs issued by Atlas in 1998, 1999 and 2000.

The fair value of our term loans, notes guaranteed by the Export-Import Bank of the United States (“Ex-Im Bank”) and EETCs are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair value of our Convertible Notes is based on unadjusted quoted market prices for these securities.

The following table summarizes the carrying amount, estimated fair value and classification of our financial instruments as of:

	September 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$376,695	$376,695	$376,695	$—	$—
Short-term investments	1,866	1,866	—	—	1,866
Restricted cash	11,085	11,085	11,085	—	—
Long-term investments and accrued interest	44,052	53,088	—	—	53,088

	$433,698	$442,734	$387,780	$—	$54,954

Liabilities

Term loans	$888,735	$939,177	$—	$—	$939,177
Ex-Im Bank guaranteed notes	707,587	746,480	—	—	746,480
EETCs	29,927	32,110	—	—	32,110
Convertible Notes	168,596	178,343	178,343	—	—

	$1,794,845	$1,896,110	$178,343	$—	$1,717,767

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$298,601	$298,601	$298,601	$—	$—
Short-term investments	17,802	17,802	—	—	17,802
Restricted cash	14,281	14,281	14,281	—	—
Long-term investments and accrued interest	120,478	154,743	—	—	154,743

	$451,162	$485,427	$312,882	$—	$172,545

Liabilities
Term loans	$945,813	$982,036	$—	$—	$982,036
Ex-Im Bank guaranteed notes	760,389	789,834	—	—	789,834
EETCs	211,739	270,333	—	—	270,333

	$1,917,941	$2,042,203	$—	$—	$2,042,203

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments and accrued interest by contractual maturity as of:

	September 30, 2015			December 31, 2014
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value
Debt securities
Due after one but within five years	$24,342	$3,417	$27,759	$40,040	$9,700	$49,740
Due after five but within ten years	19,710	5,619	25,329	80,438	24,565	105,003

Total	$44,052	$9,036	$53,088	$120,478	$34,265	$154,743

Our Long-term investments include investments in PTCs related to EETCs. During the three months ended September 30, 2015, we refinanced EETCs related to five 747-400 freighter aircraft owned by us (see Note 6). Following the refinancing, we recognized a $13.4 million Gain on investments resulting from the early redemption of certain PTCs, of which $5.7 million was related to the receipt of debt redemption premiums and $7.7 million was related to the recognition of deferred income on the PTCs purchased at a discount that have been repaid. The early redemption of PTCs does not impact our ability or intent to hold the remainder of our PTC investments to maturity.

9. Segment Reporting

Our business is organized into three operating segments based on our service offerings: ACMI, Charter and Dry Leasing. All segments are directly or indirectly engaged in the business of air transportation services but have different commercial and economic characteristics. Each operating segment is separately reviewed by our chief operating decision maker to assess operating results and make resource allocation decisions. We do not aggregate our operating segments and, therefore, our operating segments are our reportable segments.

We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of operating and ownership costs. Direct Contribution represents Income before income taxes excluding the following: Special charges, pre-operating expenses, nonrecurring items, Losses (gains) on the disposal of aircraft, Losses on early extinguishment of debt, Gains on investments, unallocated revenue and unallocated fixed costs. Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation. Unallocated income and expenses include corporate overhead, non-aircraft depreciation, non-cash expenses and income, interest expense on the portion of debt used for general corporate purposes, interest income on non-debt securities, capitalized interest, foreign exchange gains and losses, other revenue and other non-operating costs.

During the first quarter of 2015, we changed the methodology for allocating certain expenses to our Charter segment that were previously unallocated and we changed the allocation of certain expenses between our Charter and ACMI segments. The prior period information has been adjusted to consistently reflect these changes. The impact of the changes was as follows:

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
	Prior Methodology	Revised Methodology	Prior Methodology	Revised Methodology
Direct Contribution:
ACMI	$54,228	$54,974	$143,554	$145,107
Charter	18,174	16,299	24,960	20,306

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income before Income Taxes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Operating Revenue:
ACMI	$197,020	$184,068	$575,322	$568,929
Charter	225,068	252,855	680,642	655,462
Dry Leasing	23,915	25,411	83,235	75,611
Other	3,901	3,467	11,383	10,331

Total Operating Revenue	$449,904	$465,801	$1,350,582	$1,310,333

Direct Contribution:
ACMI	$46,991	$54,974	$138,051	$145,107
Charter	29,496	16,299	84,974	20,306
Dry Leasing	7,673	8,721	34,092	25,630

Total Direct Contribution for Reportable Segments	84,160	79,994	257,117	191,043

Add back (subtract):
Unallocated income and expenses, net	(48,161)	(41,010)	(142,466)	(116,172)
Loss on early extinguishment of debt	(66,729)	—	(66,729)	—
Gain on investments	13,439	—	13,439	—
Special charge	(7,674)	(90)	(7,605)	(9,567)
Loss on disposal of aircraft	(208)	—	(1,531)	(14,679)

Income (loss) before income taxes	(25,173)	38,894	52,225	50,625

Add back (subtract):
Interest income	(2,040)	(4,588)	(10,953)	(14,034)
Interest expense	22,110	25,960	71,691	78,777
Capitalized interest	(556)	(44)	(759)	(423)
Loss on early extinguishment of debt	66,729	—	66,729	—
Gain on investments	(13,439)	—	(13,439)	—
Other expense (income), net	1,364	767	1,755	831

Operating Income	$48,995	$60,989	$167,249	$115,776

We are exposed to a concentration of Charter revenue from the U.S. Military Air Mobility Command (the “AMC”) and Polar (see Note 3 for further discussion regarding Polar). No other customer accounted for more than 10.0% of our Total Operating Revenue. Revenue from the AMC was $122.5 million for the three months ended September 30, 2015 and $109.8 million for the three months ended September 30, 2014. Revenue from the AMC was $326.6 million for the nine months ended September 30, 2015 and $263.9 million for the nine months ended September 30, 2014. Accounts receivable from the AMC were $23.2 million and $15.3 million as of September 30, 2015 and December 31, 2014, respectively. We have not experienced any credit issues with either of these customers.

10. Legal Proceedings

Matters Related to Alleged Pricing Practices

The Company and Old Polar have been named defendants, along with a number of other cargo carriers, in several class actions in the United States arising from allegations about the pricing practices of Old Polar and a number of air cargo carriers that have now been centralized for pretrial purposes in the United States District Court for the Eastern District of New York. The consolidated complaint alleges, among other things, that the defendants, including the Company and Old Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges, in violation of United States, state, and European Union antitrust laws. The suit seeks treble damages, attorneys’ fees and injunctive relief.

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

The court in the antitrust class actions has heard and decided a number of procedural motions. Among those was the plaintiffs’ motion to join Polar Air Cargo Worldwide, Inc. as an additional defendant, which the court granted for discovery purposes on April 13, 2011. There was substantial pretrial written discovery and document production, and a number of depositions were taken. On October 15, 2014, the magistrate judge issued a decision recommending that the District Court enter an order certifying the class for adjudicating the claims. On July 10, 2015, the District Court judge issued an order affirming the magistrate judge’s decision and certifying the class. On August 31, 2015, the District Court judge held a hearing on the various motions for summary judgment filed by the plaintiffs and defendants. Ruling from the bench, the judge granted plaintiffs’ motions and denied defendants’ motions. The District Court judge has scheduled a jury trial to commence on April 18, 2016. We are unable to reasonably predict the outcome of the litigation.

In the United Kingdom, several groups of named claimants have brought suit against British Airways in connection with the same alleged pricing practices at issue in the proceedings described above and are seeking damages allegedly arising from that conduct. British Airways has filed claims in the lawsuit against Old Polar and a number of air cargo carriers for contribution should British Airways be found liable to claimants. Old Polar’s formal statement of defense was filed on March 2, 2015. On October 14, 2015, the U.K. Court of Appeal released decisions favorable to the defendant and contributory defendants on two matters under appeal. Future procedures, including the pre-trial disclosure process, are undergoing court review. We are unable to reasonably predict the outcome of the litigation.

In the Netherlands, Stichting Cartel Compensation, successor in interest to claims of various shippers, has filed suit in the district court in Amsterdam against British Airways, KLM, Martinair, Air France, Lufthansa and Singapore Airlines seeking recovery for damages purportedly arising from the same pricing practices at issue in the proceedings described above. In response, British Airways, KLM, Martinair, Air France and Lufthansa filed third-party indemnification lawsuits against Old Polar and Polar seeking indemnification in the event the defendants are found to be liable in the main proceedings. Old Polar and Polar entered their initial court appearances on September 30, 2015. We are unable to reasonably predict the outcome of the litigation.

If the Company, Old Polar or Polar were to incur an unfavorable outcome in connection with one or more of the matters described above, such outcome may have a material adverse impact on our business, financial condition, results of operations or cash flows. We are unable to reasonably estimate a range of possible loss for such matters at this time.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $4.9 million in aggregate based on September 30, 2015 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $3.6 million as of September 30, 2015 and $5.3 million as of December 31, 2014, and are included in Deposits and other assets.

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

11. Stock Repurchases

In 2008, we established a stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. In November 2013, we announced an increase of $51.0 million to our stock repurchase program. During the three and nine months ended September 30, 2015, we repurchased 425,154 shares of our common stock for an aggregate purchase price of $20.0 million under an open market repurchase program. As of September 30, 2015, we repurchased approximately $107.1 million under this program, resulting in $25.0 million of available authorization remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on Company and market conditions.

12. Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method. Anti-dilutive shares related to warrants and stock options that were out of the money and excluded for the three and nine months ended September 30, 2015 were 3.0 million and for the three and nine months ended September 30, 2014 were de minimis.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net Income (Loss) Attributable to Common Stockholders	$(12,754)	$27,576	$44,868	$65,113

Denominator:
Basic EPS weighted average shares outstanding	24,798	24,983	24,771	25,106
Effect of dilutive stock options and restricted stock	—	81	176	58

Diluted EPS weighted average shares outstanding	24,798	25,064	24,947	25,164

EPS:
Basic	$(0.51)	$1.10	$1.81	$2.59

Diluted	$(0.51)	$1.10	$1.80	$2.59

The calculation of EPS does not include restricted share units in which performance or market conditions were not satisfied of 0.3 million for the three and nine months ended September 30, 2015, respectively, and 0.4 million for the three and nine months ended September 30, 2014.

13. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2013	$(11,375)	$698	$(10,677)
Net change in fair value	(251)	—	(251)
Reclassification to interest expense	2,049	—	2,049
Translation adjustment	—	(119)	(119)
Tax effect	(764)	—	(764)

Balance as of September 30, 2014	$(10,341)	$579	$(9,762)

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2014	$(9,924)	$352	$(9,572)
Net change in fair value	—	—	—
Reclassification to interest expense	1,924	—	1,924
Translation adjustment	—	(343)	(343)
Tax effect	(735)	—	(735)

Balance as of September 30, 2015	$(8,735)	$9	$(8,726)

Interest Rate Derivatives

As of September 30, 2015, there was $14.1 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014. The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt. Net realized losses reclassified into earnings were $0.6 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively. Net realized losses reclassified into earnings were $1.9 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively. Net realized losses expected to be reclassified into earnings within the next 12 months are $14.8 million as of September 30, 2015.

14. Subsequent Events

In October 2015, we refinanced two higher-rate term loans, in the aggregate amount of $195.2 million, with a new term loan for a period of 97 months and a final payment of $65.3 million due in December 2023 (the “First 2015 Term Loan”). The First 2015 Term Loan, which is secured by a mortgage against aircraft tail numbers N857GT and N858GT, contains customary covenants and events of default and accrues interest at a fixed rate of 3.53%, with principal and interest payable quarterly.

In November 2015, we borrowed $125.0 million for the delivery of a 747-8F aircraft under a twelve-year term loan with a final payment of $35.3 million due in November 2027 (the “Second 2015 Term Loan”). The Second 2015 Term Loan, which is secured by a mortgage against aircraft tail number N859GT, contains customary covenants and events of default and accrues interest at a fixed rate of 3.96%, with principal and interest payable quarterly. The Second 2015 Term Loan is cross collateralized and cross defaulted with the First 2015 Term Loan.

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

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

C Check	High-level or “heavy” airframe maintenance checks, which are more intensive in scope than Line Maintenance and are generally performed between 18 and 24 months depending on aircraft type.

D Check	High-level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six and eight years depending on aircraft type.

Heavy Maintenance	Scheduled maintenance activities, which are the most extensive in scope and are primarily based on time or usage intervals, including, but not limited to, C Checks, D Checks and engine overhauls. In addition, unscheduled engine repairs involving the removal of the engine from the aircraft are considered to be heavy maintenance. Heavy Maintenance can generally take from one to eight weeks to complete.

Line Maintenance	Unscheduled maintenance to rectify events occurring during normal day-to-day operations.

Non-heavy Maintenance	Discrete maintenance activities for the overhaul and repair of specific aircraft components, including landing gear, auxiliary power units and engine thrust reversers.

Yield	The average amount a customer pays to fly one tonne of cargo one mile.

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

Our primary service offerings include the following:

•	ACMI, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and Yield risk. In addition, customers are responsible for landing, navigation and most other operational fees and costs;

•	CMI, which is part of our ACMI business segment, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of crew, maintenance and insurance, but not the aircraft Customers assume fuel, demand and Yield risk. In addition, customers are responsible for landing, navigation and most other operational fees and costs;

•	Charter, whereby we provide cargo and passenger aircraft charter services to customers, including the AMC, brokers, freight forwarders, direct shippers, airlines, sports teams and fans, and private charter customers. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs; and

•	Dry Leasing, whereby we provide cargo and passenger aircraft and engine leasing solutions. The customer operates, and is responsible for insuring and maintaining, the flight equipment.

We look to achieve our growth plans and enhance shareholder value by:

•	Delivering superior service quality to our valued customers;

•	Aggressively managing our fleet with a focus on leading-edge aircraft;

•	Focusing on securing long-term customer contracts;

•	Driving significant and ongoing productivity improvements;

•	Selectively pursuing and evaluating future acquisitions and alliances; while

•	Appropriately managing capital allocation and returning capital to shareholders.

See “Business Overview” and “Business Strategy” in our 2014 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for 2015, compared with 2014, were impacted by the following events:

•	In February 2014, we began ACMI flying a 747-8F aircraft with BST Logistics (Hong Kong) Company Limited, a business partner of Navitrans International Freight Forwarding Co., Ltd. Service, which was the first 747-8F aircraft in its network.

•	In April and early May 2014, British Airways returned three 747-8F aircraft. In May and October 2014, the three 747-8F aircraft were placed in ACMI service for DHL, replacing one 747-400F aircraft.

•	In October 2014, we began ACMI flying one additional 747-400F aircraft for DHL, increasing the number of 747 freighter aircraft in ACMI service for DHL to twelve.

•	In November 2014, we began ACMI flying a 747-400F aircraft for Etihad Airways, which was the second 747-400F aircraft in its global network.

•	In March 2015, we began ACMI flying one additional 747-8F aircraft for DHL following its transition from Panalpina Air & Ocean Ltd. The aircraft is initially replacing a 747-400F aircraft.

•	In the first quarter of 2015, we began CMI flying three additional 767-200 freighters owned by DHL in its North American network. A fourth 767-200 freighter began CMI flying in April 2015.

•	In July 2015, we began ACMI flying one additional 747-400F aircraft for DHL, increasing the number of 747 freighter aircraft in ACMI service for DHL to thirteen.

Charter Block Hours increased during the first three quarters of 2015, reflecting increased cargo and passenger demand from the AMC and stronger commercial cargo demand, which was enhanced by the U.S. West Coast port disruption in early 2015. In June 2015, based on this demand, we returned to active service a 747-400BCF that had been temporarily parked. We also entered into a short-term operating lease beginning in late June for a second 747-400 converted freighter. This lease, with terms that are more favorable to us, replaced a similar aircraft, with a lease that expired in June 2015.

During the second quarter of 2015, we Dry Leased a 757-200 freighter to DHL on a long-term basis, following the conclusion of a previous customer lease. We also acquired and are converting two 767-300 passenger aircraft to freighters. Following their conversion, which is expected to be completed during the fourth quarter of 2015 and the first quarter of 2016, they will be Dry Leased to DHL on a long-term basis. In September 2015, we agreed with DHL to operate the two 767-300 freighters in its North American network. Similar to the Dry Leases, we expect to begin CMI flying the two aircraft during the fourth quarter of 2015 and the first quarter of 2016.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended September 30, 2015 and 2014

Operating Statistics

The table below sets forth selected Operating Statistics for the three months ended September 30:

	2015	2014	Increase / (Decrease)	Percent Change
Block Hours
ACMI	32,072	28,096	3,976	14.2%
Charter:
Cargo	8,564	8,675	(111)	(1.3)%
Passenger	3,767	4,007	(240)	(6.0)%
Other	506	261	245	93.9%

Total Block Hours	44,909	41,039	3,870	9.4%

Revenue Per Block Hour
ACMI	$6,143	$6,551	$(408)	(6.2)%
Charter:	$18,252	$19,938	$(1,686)	(8.5)%
Cargo	$17,762	$19,860	$(2,098)	(10.6)%
Passenger	$19,366	$20,107	$(741)	(3.7)%

Charter Fuel
Average fuel cost per gallon	$2.38	$3.17	$(0.79)	(24.9)%
Fuel gallons consumed (000s)	36,649	36,483	166	0.5%

Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	9.0	8.4	0.6
747-400 Cargo	12.8	11.1	1.7
747-400 Dreamlifter	2.9	3.0	(0.1)
767-300 Cargo	2.0	2.0	—
767-200 Cargo	9.0	5.0	4.0
747-400 Passenger	1.5	1.3	0.2
767-200 Passenger	1.0	1.0	—
767-300 Passenger	—	0.1	(0.1)

Total	38.2	31.9	6.3
Charter
747-8F Cargo	—	0.5	(0.5)
747-400 Cargo	9.8	9.8	—
747-400 Passenger	1.4	1.6	(0.2)
767-300 Passenger	2.9	3.0	(0.1)

Total	14.1	14.9	(0.8)
Dry Leasing
777-200 Cargo	6.0	6.0	—
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	1.0	2.0	(1.0)

Total	9.0	10.0	(1.0)

Total Operating Aircraft	61.3	56.8	4.5

Out-of-service	—	1.0	(1.0)

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Operating Revenue

The following table compares our Operating Revenue for the three months ended September 30 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$197,020	$184,068	$12,952	7.0%
Charter	225,068	252,855	(27,787)	(11.0)%
Dry Leasing	23,915	25,411	(1,496)	(5.9)%
Other	3,901	3,467	434	12.5%

Total Operating Revenue	$449,904	$465,801	$(15,897)	(3.4)%

ACMI revenue increased $13.0 million, or 7.0%, primarily due to increased flying, partially offset by reduced Revenue per Block Hour. ACMI Block Hours were 32,072 in the third quarter of 2015, compared with 28,096 in 2014, an increase of 3,976 Block Hours, or 14.2%. The increase in Block Hours was primarily driven by two incremental 747-400F aircraft and one incremental 747-8F aircraft entering ACMI service and four incremental 767-200F aircraft entering CMI service. ACMI Revenue per Block Hour was $6,143 for the third quarter of 2015, compared with $6,551 in 2014, a decrease of $408 per Block Hour, or 6.2%. The decrease in Revenue per Block Hour reflects the impact of increased 747-400F and CMI flying.

Charter revenue decreased $27.8 million, or 11.0%, primarily driven by a decrease in Revenue per Block Hour. Charter Revenue per Block Hour was $18,252 for the third quarter of 2015 compared with $19,938 in 2014, a decrease of $1,686 per Block Hour, or 8.5%. This decrease was primarily driven by the impact of lower fuel prices, partially offset by higher Yields, excluding fuel. Charter Block Hours were 12,331 in the third quarter of 2015 compared with 12,682 in 2014, a decrease of 351 Block Hours, or 2.8%. The decrease in Charter Block Hours was primarily driven by the redeployment of one 747-8F aircraft into ACMI service.

Dry Leasing revenue decreased $1.5 million, or 5.9%, primarily due to a reduction in the number of Dry Leased aircraft from the sale of a 737-800 aircraft during the first quarter of 2015.

Operating Expenses

The following table compares our Operating Expenses for the three months ended September 30 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$87,330	$115,690	$(28,360)	(24.5)%
Salaries, wages and benefits	86,434	78,834	7,600	9.6%
Maintenance, materials and repairs	41,899	35,084	6,815	19.4%
Aircraft rent	36,811	34,183	2,628	7.7%
Depreciation and amortization	32,787	29,865	2,922	9.8%
Travel	27,555	21,642	5,913	27.3%
Navigation fees, landing fees and other rent	25,413	35,336	(9,923)	(28.1)%
Passenger and ground handling services	20,504	24,876	(4,372)	(17.6)%
Loss on disposal of aircraft	208	—	208	NM
Special charge	7,674	90	7,584	NM
Other	34,294	29,212	5,082	17.4%

Total Operating Expenses	$400,909	$404,812

NM represents year-over-year changes that are not meaningful.

Aircraft fuel decreased $28.4 million, or 24.5%, primarily due to fuel price decreases. The average fuel price per gallon for the Charter business was $2.38 for the third quarter of 2015, compared with $3.17 in 2014, a decrease of 24.9%. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $7.6 million, or 9.6%, primarily driven by increased crewmember costs due to higher Block Hours and crew training related to our investment in fleet growth.

Maintenance, materials and repairs increased $6.8 million, or 19.4%, driven by an increase of $4.2 million for 747-400 aircraft, $1.3 million for 747-8F aircraft and $1.3 million for 767 aircraft. Line Maintenance increased by $2.4 million on 747-400 aircraft and $1.9 million on 767 aircraft due to increased flying. Non-heavy Maintenance on 747-400 aircraft increased $2.3 million. Heavy Maintenance on 747-400 aircraft was unchanged as an increase in the number of C Checks was offset by a decrease in the number of engine overhauls. Heavy Maintenance expense on 747-8F aircraft increased $1.2 million due to an increase in the number of C Checks. Heavy airframe maintenance events and engine overhauls for the three months ended September 30 were:

Heavy Maintenance Events	2015	2014	Increase / (Decrease)
747-8F C Checks	3	2	1
747-400 C Checks	2	1	1
767 C Checks	—	1	(1)
CF6-80 engine overhauls	—	1	(1)

Aircraft rent increased $2.6 million, or 7.7%, primarily due to a leased 747-400BCF aircraft that entered service in June 2015.

Depreciation and amortization increased $2.9 million, or 9.8%, primarily due to increased scrapping of rotable parts related to our engine and spare parts purchase program, which avoids more expensive repairs.

Travel increased $5.9 million, or 27.3%, primarily due to higher rates related to crewmember travel to higher cost locations and increased flying.

Navigation fees, landing fees and other rent decreased $9.9 million, or 28.1%, primarily due to a reduction in purchased capacity from the subcontracting of certain Charter flights.

Passenger and ground handling services decreased $4.4 million, or 17.6%, primarily due to lower rates related to ground handling for Charters.

Special charge in 2015 resulted from the early termination of high-rate operating leases for two engines.

Other increased $5.1 million, or 17.4%, primarily due to increased legal fees of $1.5 million related to the U.S. class action litigation and professional fees to support key initiatives.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended September 30 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(2,040)	$(4,588)	$(2,548)	(55.5)%
Interest expense	22,110	25,960	(3,850)	(14.8)%
Capitalized interest	(556)	(44)	512	NM
Loss on early extinguishment of debt	66,729	—	66,729	NM
Gain on investments	(13,439)	—	13,439	NM
Other expense (income), net	1,364	767	597	77.8%

Interest income decreased $2.5 million, or 55.5%, primarily due to a decrease in our investments in PTCs. See Note 8 to our Financial Statements for further discussion.

Interest expense decreased $3.9 million, or 14.8%, primarily due to a decrease in interest rates resulting from the refinancing of higher-rate EETCs with lower-rate Convertible Notes (see Note 6 to our Financial Statements for further discussion) and a reduction in our average debt balances, reflecting payments of debt.

Loss on early extinguishment of debt was related to the refinancing of five EETCs with lower-rate Convertible Notes during the third quarter of 2015. See Note 6 to our Financial Statements for further discussion.

Gain on investments was related to the early redemption of certain PTC investments resulting from the refinancing of five EETCs with lower-rate Convertible Notes during the third quarter of 2015. See Notes 6 and 8 to our Financial Statements for further discussion.

Income taxes. Our effective income tax rates were a benefit of 49.3% for the three months ended September 30, 2015 and an expense of 29.1% for the three months ended September 30, 2014. The effective income tax rate for the three months ended September 30, 2015 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $2.4 million from the favorable resolution of an IRS exam. The effective income tax rates for both periods were impacted by our assertion, beginning in 2013, to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution of our reportable segments (see Note 9 to our Financial Statements for the reconciliation to Operating Income) for the three months ended September 30 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$46,991	$54,974	$(7,983)	(14.5)%
Charter	29,496	16,299	13,197	81.0%
Dry Leasing	7,673	8,721	(1,048)	(12.0)%

Total Direct Contribution	$84,160	$79,994	$4,166	5.2%

Unallocated income and expenses, net	$48,161	$41,010	$7,151	17.4%

ACMI Segment

ACMI Direct Contribution decreased $8.0 million, or 14.5%, primarily due to increases in crew costs due to crew training related to our investment in fleet growth and maintenance expense, partially offset by lower aircraft ownership costs from the refinancing of EETCs with lower-rate Convertible Notes.

Charter Segment

Charter Direct Contribution increased $13.2 million, or 81.0%, primarily due to higher Yields, excluding fuel, higher aircraft utilization and a reduction in Heavy Maintenance expense. In addition, Charter Direct Contribution benefited from lower aircraft ownership costs from the refinancing of EETCs with lower-rate Convertible Notes. Partially offsetting these improvements were increases in crew costs due to crew training related to our investment in fleet growth and Non-Heavy and Line Maintenance expense.

Dry Leasing Segment

Dry Leasing Direct Contribution decreased $1.0 million, or 12.0%, reflecting a reduction in the number of Dry Leased aircraft from the sale of a 737-800 aircraft during the first quarter of 2015.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $7.2 million, or 17.4%, due to an increase of $1.8 million in non-cash expenses related to the Convertible Notes, $1.5 million in legal fees related to the U.S. class action litigation and $3.9 million in other items, including professional fees to support key initiatives and interest expense on the portion of the Convertible Notes used for general corporate purposes.

Nine Months Ended September 30, 2015 and 2014

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the nine months ended September 30:

	2015	2014	Increase / (Decrease)	Percent Change
Block Hours
ACMI	92,490	83,770	8,720	10.4%
Charter:
Cargo	26,047	22,145	3,902	17.6%
Passenger	11,247	10,210	1,037	10.2%
Other	1,140	796	344	43.2%

Total Block Hours	130,924	116,921	14,003	12.0%

Revenue Per Block Hour
ACMI	$6,220	$6,792	$(572)	(8.4)%
Charter:	$18,251	$20,258	$(2,007)	(9.9)%
Cargo	$17,736	$20,036	$(2,300)	(11.5)%
Passenger	$19,443	$20,741	$(1,298)	(6.3)%

Charter Fuel
Average fuel cost per gallon	$2.40	$3.19	$(0.79)	(24.8)%
Fuel gallons consumed (000s)	109,344	94,342	15,002	15.9%

Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	8.9	8.5	0.4
747-400 Cargo	12.1	11.8	0.3
747-400 Dreamlifter	3.0	3.1	(0.1)
767-300 Cargo	2.0	2.0	—
767-200 Cargo	8.1	5.0	3.1
747-400 Passenger	1.2	1.1	0.1
767-200 Passenger	1.0	1.0	—

Total	36.3	32.5	3.8
Charter
747-8F Cargo	0.1	0.5	(0.4)
747-400 Cargo	9.8	9.2	0.6
747-400 Passenger	1.8	1.8	—
767-300 Passenger	2.9	2.9	—

Total	14.6	14.4	0.2
Dry Leasing
777-200 Cargo	6.0	5.9	0.1
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	1.2	2.0	(0.8)

Total	9.2	9.9	(0.7)

Total Operating Aircraft	60.1	56.8	3.3

Out-of-service	0.6	1.0	(0.4)

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Operating Revenue

The following table compares our Operating Revenue for the nine months ended September 30 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$575,322	$568,929	$6,393	1.1%
Charter	680,642	655,462	25,180	3.8%
Dry Leasing	83,235	75,611	7,624	10.1%
Other	11,383	10,331	1,052	10.2%

Total Operating Revenue	$1,350,582	$1,310,333	$40,249	3.1%

ACMI revenue increased $6.4 million, or 1.1%, primarily due to increased flying, partially offset by reduced Revenue per Block Hour. ACMI Block Hours were 92,490 for the first three quarters of 2015, compared with 83,770 in 2014, an increase of 8,720 Block Hours, or 10.4%. The increase in Block Hours was primarily driven by two incremental 747-400F aircraft and one incremental 747-8F aircraft entering ACMI service, four incremental 767-200F aircraft entering CMI service and improvements in ACMI aircraft utilization. ACMI Revenue per Block Hour was $6,220 for the first three quarters of 2015, compared with $6,792 in 2014, a decrease of $572 per Block Hour, or 8.4%. The decrease in Revenue per Block Hour reflects the impact of higher Revenue per Block Hour in 2014 resulting from customers that flew below their contractual minimums, payments received in 2014 related to a customer’s return of aircraft, and the impact of increased 747-400F and CMI flying in 2015.

Charter revenue increased $25.2 million, or 3.8%, primarily driven by an increase in both cargo and passenger flying, partially offset by a decrease in Revenue per Block Hour. Charter Block Hours were 37,294 for the first three quarters of 2015 compared with 32,355 in 2014, an increase of 4,939 Block Hours, or 15.3%. The increase in Charter Block Hours was primarily driven by increased cargo and passenger demand from the AMC and increased commercial cargo demand, which was enhanced by the U.S. West Coast port disruption in early 2015. Charter Revenue per Block Hour was $18,251 for the first three quarters of 2015 compared with $20,258 in 2014, a decrease of $2,007 per Block Hour, or 9.9%. This decrease was primarily driven by the impact of lower fuel prices, partially offset by higher Yields, excluding fuel.

Dry Leasing revenue increased $7.6 million, or 10.1%, primarily due to revenue from maintenance payments related to the scheduled returns of a 737-800 passenger aircraft in February 2015 and a 757-200 cargo aircraft in April 2015, partially offset by a reduction in the number of Dry Leased aircraft from the sale of a 737-800 aircraft during the first quarter of 2015.

Operating Expenses

The following table compares our Operating Expenses for the nine months ended September 30 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Operating Expenses
Aircraft fuel	$262,156	$301,276	$(39,120)	(13.0)%
Salaries, wages and benefits	262,069	229,637	32,432	14.1%
Maintenance, materials and repairs	142,169	144,516	(2,347)	(1.6)%
Aircraft rent	107,883	104,419	3,464	3.3%
Depreciation and amortization	96,753	88,401	8,352	9.4%
Travel	72,198	57,698	14,500	25.1%
Navigation fees, landing fees and other rent	71,582	93,368	(21,786)	(23.3)%
Passenger and ground handling services	61,820	66,106	(4,286)	(6.5)%
Loss on disposal of aircraft	1,531	14,679	(13,148)	(89.6)%
Special charge	7,605	9,567	(1,962)	(20.5)%
Other	97,567	84,890	12,677	14.9%

Total Operating Expenses	$1,183,333	$1,194,557

Aircraft fuel decreased $39.1 million, or 13.0%, primarily due to fuel price decreases, partially offset by increased fuel consumption. The average fuel price per gallon for the Charter business was $2.40 for the first three quarters of 2015, compared with $3.19 in 2014, a decrease of 24.8%. Fuel consumption increased by 15.0 million gallons, or 15.9%, reflecting the increase in Charter Block Hours operated. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Salaries, wages and benefits increased $32.4 million, or 14.1%, primarily driven by increases to crewmember and ground staff costs due to higher Block Hours, crew training related to our investment in fleet growth, key initiatives and increased profitability.

Maintenance, materials and repairs decreased by $2.3 million, or 1.6%, reflecting a decrease of $10.1 million for 747-400 aircraft, partially offset by an increase of $6.1 million for 747-8F aircraft. Heavy Maintenance expense on 747-400 aircraft decreased approximately $17.6 million due to a decrease in the number of C and D Checks, and the number of engine overhauls, partially offset by an increase of $5.2 million in Non-heavy Maintenance. Heavy Maintenance expense on 747-8F aircraft increased $5.6 million primarily due to an increase in unscheduled engine repairs. Line Maintenance increased by $3.6 million on 767 aircraft and $2.3 million on 747-400 aircraft due to increased flying. Heavy airframe maintenance events and engine overhauls for the nine months ended September 30 were:

Heavy Maintenance Events	2015	2014	Increase / (Decrease)
747-8F C Checks	4	4	—
747-400 C Checks	5	9	(4)
747-400 D Checks	3	5	(2)
767 C Checks	—	2	(2)
CF6-80 engine overhauls	5	8	(3)

Depreciation and amortization increased $8.4 million, or 9.4%, primarily due to increased scrapping of rotable parts related to our engine and spare parts purchase program, which avoids more expensive repairs.

Travel increased $14.5 million, or 25.1%, primarily due to higher rates related to crewmember travel to higher cost locations and increased flying.

Navigation fees, landing fees and other rent decreased $21.8 million, or 23.3%, primarily due to a reduction in purchased capacity from the subcontracting of certain Charter flights.

Passenger and ground handling services decreased $4.3 million, or 6.5%, primarily due to lower rates related to ground handling for Charters.

Loss on disposal of aircraft in 2014 resulted from the trade-in of used spare engines for new engines as part of our engine acquisition program.

Special charge in 2015 resulted from the early termination of high-rate operating leases for two engines. Special charge in 2014 represents a $4.9 million reserve related to a GSS receivable for a loan made to its then 51% U.K. shareholder, a $3.9 million expense recorded for termination benefits for certain GSS employees, a $0.5 million adjustment to the early termination of operating leases for two 747-400BCFs that we parked in December 2013 to reduce capacity, and $0.2 million in professional fees related to GSS restructuring activities.

Other increased $12.7 million, or 14.9%, primarily due to increased commission expense on higher revenue from the AMC, increased legal fees related to the U.S. class action litigation and professional fees to support key initiatives.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the nine months ended September 30 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(10,953)	$(14,034)	$(3,081)	(22.0)%
Interest expense	71,691	78,777	(7,086)	(9.0)%
Capitalized interest	(759)	(423)	336	79.4%
Loss on early extinguishment of debt	66,729	—	66,729	NM
Gain on investments	(13,439)	—	13,439	NM
Other expense (income), net	1,755	831	924	NM

Interest income decreased $3.1 million, or 22.0%, primarily due to a decrease in our investments in PTCs. See Note 8 to our Financial Statements for further discussion.

Interest expense decreased $7.1 million, or 9.0%, primarily due to a decrease in interest rates resulting from the refinancing of higher-rate EETCs with lower-rate Convertible Notes (see Note 6 to our Financial Statements for further discussion) and a reduction in our average debt balances, reflecting payments of debt.

Loss on early extinguishment of debt was related to the refinancing of five EETCs with lower-rate Convertible Notes during the third quarter of 2015. See Note 6 to our Financial Statements for further discussion.

Gain on investments was related to the early redemption of certain PTC investments resulting from the refinancing of five EETCs with lower-rate Convertible Notes during the third quarter of 2015. See Notes 6 and 8 to our Financial Statements for further discussion.

Income taxes. Our effective income tax rates were an expense of 14.1% for the nine months ended September 30, 2015 and a benefit of 19.7% for the nine months ended September 30, 2014. The effective income tax rate for the nine months ended September 30, 2015 differed from the U.S. federal statutory rate primarily due to income tax benefits of $4.0 million, net of reserves, related to ETI (see Note 7 to our Financial Statements) and $2.4 million from the favorable resolution of an IRS exam. The effective income tax rate for the nine months ended September 30, 2014 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $24.0 million, net of reserves, related to ETI. The effective income tax rates for both periods were impacted by our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 9 to our Financial Statements for the reconciliation to Operating Income) for the nine months ended September 30 (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$138,051	$145,107	$(7,056)	(4.9)%
Charter	84,974	20,306	64,668	NM
Dry Leasing	34,092	25,630	8,462	33.0%

Total Direct Contribution	$257,117	$191,043	$66,074	34.6%

Unallocated income and expenses, net	$142,466	$116,172	$26,294	22.6%

ACMI Segment

ACMI Direct Contribution decreased $7.1 million, or 4.9%, primarily due to increases in crew costs due to crew training related to our investment in fleet growth, partially offset by a reduction in Heavy Maintenance expense and lower aircraft ownership costs from the refinancing of EETCs with lower-rate Convertible Notes.

Charter Segment

Charter Direct Contribution increased $64.7 million primarily due to higher Yields, excluding fuel, increased cargo and passenger flying, as well as higher aircraft utilization. In addition, Charter Direct Contribution benefited from a reduction in Heavy Maintenance expense and lower aircraft ownership costs from the refinancing of EETCs with lower-rate Convertible Notes. Partially offsetting these improvements was an increase in crew costs due to crew training related to our investment in fleet growth.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $8.5 million, or 33.0%, primarily due to revenue from maintenance payments related to the scheduled returns of a 737-800 passenger aircraft in February 2015 and a 757-200 cargo aircraft in April 2015, partially offset by a reduction in the number of Dry Leased aircraft from the sale of a 737-800 aircraft during the first quarter of 2015.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $26.3 million, or 22.6%, primarily due to the timing of incentive compensation driven by higher anticipated earnings in 2015 and increases in non-cash expenses related to our Convertible Notes, professional fees to support key initiatives and legal fees related to the U.S. class action litigation. The increase also reflected interest expense on the portion of the Convertible Notes used for general corporate purposes.

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

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Three Months Ended
	September 30, 2015	September 30, 2014	Percent Change
Net Income (Loss) Attributable to Common Stockholders	$(12,754)	$27,576	(146.3%)
After-tax impact from:
Non-cash expenses and income, net (a)	1,720	26
Gain on investments	(8,596)	—
Loss on early extinguishment of debt	44,297	—
Loss on disposal of aircraft	133	—
Special charge (b)	4,908	(135)
Accrual for legal matters and U.S. class action professional fees	984	—

Adjusted Net Income Attributable to Common Stockholders	$30,692	$27,467	11.7%

Diluted EPS	$(0.51)	$1.10	(146.4%)
After-tax impact from:
Non-cash expenses and income, net (a)	0.07	—
Gain on investments	(0.34)	—
Loss on early extinguishment of debt	1.77	—
Loss on disposal of aircraft	0.01	—
Special charge (b)	0.20	(0.01)
Accrual for legal matters and U.S. class action professional fees	0.04	—

Adjusted Diluted EPS	$1.23 †	$1.10 †	11.8%

	For the Nine Months Ended
	September 30, 2015	September 30, 2014	Percent Change
Net Income Attributable to Common Stockholders	$44,868	$65,113	(31.1%)
After-tax impact from:
Non-cash expenses and income, net (a)	2,418	(144)
ETI tax benefit	(4,008)	(24,013)
Gain on investments	(8,596)	—
Loss on early extinguishment of debt	44,297	—
Loss on disposal of aircraft	1,090	9,389
Special charge (b)	4,817	3,905
Accrual for legal matters and U.S. class action professional fees	984	300

Adjusted Net Income Attributable to Common Stockholders	$85,870	$54,550	57.4%

	For the Nine Months Ended
	September 30, 2015	September 30, 2014	Percent Change
Diluted EPS	$1.80	$2.59	(30.5%)
After-tax impact from:
Non-cash expenses and income, net (a)	0.10	(0.01)
ETI tax benefit	(0.16)	(0.95)
Gain on investments	(0.34)	—
Loss on early extinguishment of debt	1.78	—
Loss on disposal of aircraft	0.04	0.37
Special charge (b)	0.19	0.16
Accrual for legal matters and U.S. class action professional fees	0.04	.01

Adjusted Diluted EPS	$3.44 †	$2.17	58.5%

†	Items do not sum due to rounding.
(a)	Non-cash expenses and income, net in 2015 primarily relates to amortization of the debt discount on the Convertible Notes.
(b)	Included in Special charge in 2015 were costs related to the early termination of high-rate operating leases for two engines. Included in Special charge in 2014 were employee termination benefits, a loan reserve and tax adjustments related to GSS, and adjustments to lease termination costs for two 747-400BCFs.

Liquidity and Capital Resources

Treasury Stock Transactions

During the nine months ended September 30, 2015, we paid $20.0 million to repurchase 425,154 shares under an open market repurchase program. See Note 11 to our Financial Statements for a discussion of our stock repurchase program.

Debt Transactions

In June 2015, we issued $224.5 million of Convertible Notes with a cash coupon of 2.25%. In July and August 2015, we used a portion of the proceeds from the Convertible Notes to refinance higher-rate EETCs related to five 747-400 freighter aircraft. The EETCs had an average cash coupon of 8.1%.

Operating Activities. Net cash provided by operating activities for the first three quarters of 2015 was $265.8 million, compared with $168.5 million for the first three quarters of 2014. The increase primarily reflects an increase in earnings, excluding non-cash items and changes in the timing of working capital.

Investing Activities. Net cash used for investing activities was $6.2 million for the first three quarters of 2015, consisting primarily of $76.8 million of proceeds from investments and $25.2 million of proceeds from disposal of aircraft. Partially offsetting these investing activities was $77.5 million of purchase deposits and payments for flight equipment, and $33.8 million of core capital expenditures, excluding flight equipment. All capital expenditures for the first three quarters of 2015 were funded through working capital. Net cash used for investing activities was $524.5 million for the first three quarters of 2014, consisting primarily of $502.8 million of purchase deposits and payments for flight equipment, $17.5 million of core capital expenditures, excluding flight equipment, and a $7.1 million increase in restricted cash. Purchase deposits and payments for flight equipment in 2014 were primarily related to the purchase of three 777-200LRF aircraft.

Financing Activities. Net cash used for financing activities was $181.5 million for the first three quarters of 2015, which primarily reflected the proceeds from debt issuance of $224.5 million, $36.3 million from the sale of warrants and $12.3 million of customer maintenance reserves received partially offset by $334.5 million of payments on debt obligations, $52.9 million for the purchase of convertible note hedges, $34.0 million for the payment of debt extinguishment costs, $26.4 million related to the purchase of treasury stock and $6.8 million of debt issuance costs. Net cash provided by financing activities was $296.4 million for the first three quarters of 2014, which primarily reflected the proceeds from debt issuance of $572.6 million and $13.0 million of customer maintenance reserves received, partially offset by $252.5 million of payments on debt obligations, $19.5 million related to the purchase of treasury stock and $17.1 million of debt issuance costs. The proceeds from debt issuance and payments of debt obligations in 2014 reflect the refinancing of a $103.6 million bridge loan with a note guaranteed by Ex-Im Bank.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund capital expenditures for the remainder of 2015 and to repurchase shares of our stock. Core capital expenditures for the remainder of 2015 are expected to be between $10.0 to $15.0 million, which excludes flight equipment and capitalized interest. Our estimated flight equipment payments for the remainder of 2015 are expected to be between $140.0 to $150.0 million.

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

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended September 30, 2015.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

With respect to the fiscal quarter ended September 30, 2015, the information required in response to this Item is set forth in Note 10 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A.	RISK FACTORS

For additional risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2014 Annual Report on Form 10-K and Exhibit 99.1 to our Form 10-Q for the period ended June 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made the following repurchases of shares of our common stock during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 through July 31, 2015	144,625	$49.21	3,027,382	$37,882,756
August 1, 2015 through August 31, 2015	280,529	$45.91	3,307,911	$25,002,983
September 1, 2015 through September 30, 2015	—	—	—	—
Total	425,154	$47.03	3,307,911	$25,002,983

See Note 11 to our Financial Statements for a discussion of our stock repurchase program.

ITEM 6.	EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: November 5, 2015	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: November 5, 2015	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statement of Stockholders’ Equity as of and for the nine months ended September 30, 2015 and 2014 and (vi) Notes to Unaudited Consolidated Financial Statements.