Form 10-K
period 2015-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2016-02-18
CIK 1135185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K.    ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing price of Common Stock as reported on The NASDAQ Global Select Market as of June 30, 2015 was approximately $1,139,283,867. In determining this figure, the registrant has assumed that all directors, executive officers and persons known to it to beneficially own ten percent or more of such Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose. As of February 11, 2016, there were 24,636,651 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s Proxy Statement relating to the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

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

Overview

AAWW is a holding company with a principal wholly owned operating subsidiary, Atlas Air, Inc. (“Atlas”). It also has a 51% economic interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). AAWW is also the parent company of several wholly owned subsidiaries related to our dry leasing services (collectively referred to as “Titan”). When used in this Report, the terms “we,” “us,” “our,” and the “Company” refer to AAWW and all entities in our consolidated financial statements.

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

•

CMI, which is part of our ACMI business segment, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of crew, maintenance and insurance, but not the aircraft. Customers assume fuel, demand and Yield risk. In addition, customers are responsible for landing, navigation and most other operational fees and costs;

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

We are focused on the further enhancement of our market-leading ACMI position. We are currently the only operator offering 747-8F aircraft to the ACMI market and we have the flexibility to expand our fleet in response to market conditions. In November 2015, we purchased and took delivery of our 10th 747-8F aircraft which we placed in Charter service until its placement with an ACMI customer. We believe that our current fleet, which also includes our 747-400F aircraft, represents one of the most efficient, reliable freighter fleets in the market. Our primary placement for these aircraft will continue to be long-term ACMI outsourcing contracts with high-credit-quality customers.

Our Dry Leasing business is primarily focused on a portfolio of six 777-200LRF aircraft that are Dry Leased to customers on a long-term basis. The 777 freighters further diversify our business mix and enhance our predictable, long-term revenue and earnings streams. During 2015, we expanded our Dry Leasing portfolio through the acquisition of two 767-300 passenger aircraft that have been converted to freighters. One entered service in December 2015, while the other will enter service during the first quarter of 2016. Both aircraft are subject to long-term Dry Lease and CMI agreements.

AAWW was incorporated in Delaware in 2000. Our principal executive offices are located at 2000 Westchester Avenue, Purchase, New York 10577, and our telephone number is (914) 701-8000.

Recent Developments

On January 15, 2016, we entered into an Agreement and Plan of Merger to acquire Southern Air Holdings, Inc., (“Southern Air”) (the “Merger”). Total consideration valued at approximately $110.0 million is expected to be paid using available cash on hand, subject to customary working capital and other adjustments. The acquisition of Southern Air provides us with immediate entry into 777 and 737 aircraft operating platforms, with the potential for developing additional business with existing and new customers of both companies. The platforms provided by these aircraft will augment our ability to offer customers the broadest array of aircraft and operating services for domestic, regional and international applications. Southern Air currently flies five 777-200F and five 737-400F aircraft under CMI agreements for DHL Express. The Merger is expected to close during the first half of 2016 and is subject to customary closing conditions including, but not limited to, approval by the U.S. Department of Transportation (the “DOT”).

Operations

Introduction.  Our business is organized into three operating segments based on our service offerings: ACMI, Charter and Dry Leasing. All segments are directly or indirectly engaged in the business of air transportation services but have different commercial and economic characteristics. Each operating segment is separately reviewed by our chief operating decision maker to assess operating results and make resource allocation decisions. Additional information regarding our reportable segments can be found in Note 11 to our consolidated financial statements included in Item 8 of Part II of this Report (the “Financial Statements”).

ACMI.  The core of our business is providing cargo aircraft outsourcing services to customers on an ACMI and CMI basis in exchange for guaranteed minimum revenues at predetermined levels of operation for defined periods of time. ACMI and CMI contracts provide a predictable annual revenue and cost base by minimizing the risk of fluctuations such as Yield, fuel and demand risk in the air cargo business. Our revenues and most of our costs under ACMI and CMI contracts are denominated in U.S. dollars, minimizing currency risks associated with international business.

All of our ACMI and CMI contracts provide that the aircraft remain under our exclusive operating control, possession and direction at all times. These contracts further provide that both the contracts and the routes to be operated may be subject to prior and periodic approvals of the U.S. or foreign governments. Revenue from ACMI and CMI contracts is typically recognized as the Block Hours are operated on behalf of a customer during a given month, as defined contractually. If a customer flies below the minimum contracted Block Hour guarantee, the contracted minimum revenue amounts are recognized as revenue. The original length of these contracts generally ranges from two to twenty years, although we do offer contracts of shorter duration. In addition, we have also operated short-term ACMI cargo and passenger services and we expect to continue to provide such services.

As a percentage of our operating revenue, ACMI segment revenue represented 43.4% in 2015, 43.2% in 2014 and 45.6% in 2013. As a percentage of our operated Block Hours, ACMI represented 70.9% in 2015, 71.4% in 2014 and 72.6% in 2013.

Charter.  Our Charter business primarily provides full planeload cargo and passenger aircraft to customers, including the AMC, brokers, freight forwarders, direct shippers, airlines, sports teams and fans, and private charter customers. Charters are for one or more flights based on a specific origin and destination. Atlas also provides limited airport-to-airport cargo services to select markets, including several cities in South America. In addition, we earn revenue on subcontracted Charter flights. Atlas typically bears all direct operating costs for both cargo and passenger charters, which include fuel, insurance, landing and navigation fees, and most other operational fees and costs.

As a percentage of our operating revenue, Charter segment revenue, which includes fuel and other operational costs, represented 49.9% in 2015, 50.4% in 2014 and 51.4% in 2013. As a percentage of our operated Block Hours, Charter represented 28.2% in 2015, 27.7% in 2014 and 26.7% in 2013.

Dry Leasing.  Our Dry Leasing business provides a specific aircraft or engine without crew, maintenance or insurance to a customer for compensation that is typically based on a fixed monthly amount (a “Dry Lease”). This business is primarily operated by Titan, which is principally a cargo aircraft dry lessor, but also owns and manages aviation assets such as passenger narrow-body aircraft, engines and related equipment. Titan also markets its expertise in asset management, passenger-to-freighter conversion and other aviation-related technical services. As a percentage of our operating revenue, Dry Leasing segment revenue represented 5.9% in 2015, 5.6% in 2014 and 2.1% in 2013.

Other Revenue.  As a percentage of our operating revenue, Other revenue represented 0.8% in 2015, 0.8% in 2014 and 0.9% in 2013.

DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”) holds a 49% equity interest and a 25% voting interest in Polar (see Note 3 to our Financial Statements). AAWW owns the remaining 51% equity interest and 75% voting interest. Under a 20-year blocked space agreement that expires in 2027 (the “BSA”), Polar provides air cargo capacity to DHL. In addition, Atlas and Polar have a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. Under the flight services agreement, Atlas provides Polar with crew, maintenance and insurance for the aircraft. Under separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. Deutsche Post AG (“DP”) has guaranteed DHL’s (and Polar’s) obligations under the various agreements described above. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to in this Report as the “DHL Agreements”. The DHL Agreements provide us with a minimum guaranteed annual revenue stream from aircraft that have been dedicated to Polar for DHL and other customers’ freight over the life of the agreements.

Polar provides full flying for DHL’s transpacific express network and DHL provides financial support and also assumes the risks and rewards of the operations of Polar. In addition to transpacific routes, Polar also flies between the Asia Pacific region, the Middle East and Europe on behalf of DHL and other customers.

Polar operates six 747-400 freighter aircraft and four 747-8F aircraft that are subleased from us. Atlas operates two additional 747-8F and one additional 747-400 aircraft to support the Polar network and DHL through commercial agreements whereby Atlas provides ACMI services to Polar. As such, we have a total of seven 747-400 freighter aircraft and six 747-8F aircraft in ACMI service for DHL and Polar. Atlas also provides incremental charter capacity to Polar on an ad hoc basis.

We fly CMI service for three 767-300 aircraft, two of which are owned by DHL and one that is Dry Leased by Titan to DHL, and nine 767-200 freighters owned by DHL. The twelve 767 CMI aircraft support both DHL’s North American and intra-Asian networks.

Long-Term Revenue Commitments

The following table sets forth the minimum revenues expected to be received from our existing ACMI, CMI and Dry Leasing customers for the years indicated (in thousands):

2016	$484,750
2017	335,237
2018	247,263
2019	119,957
2020	90,710
Thereafter	186,936

Total	$1,464,853

Sales and Marketing

We have regional sales offices in various locations, including the United States, Hong Kong, England and Singapore, which cover the Americas, Asia Pacific, Europe, Africa and the Middle East. These offices market our ACMI, CMI and Dry Leasing services directly to other airlines and logistics companies. They also market our cargo and passenger Charter services to charter brokers, the U.S. military, freight forwarders, direct shippers and airlines.

Fuel

Historically, aircraft fuel is one of the most significant expenses for us. During 2015, 2014 and 2013, fuel costs represented 19.6%, 24.9%, and 27.9%, respectively, of our total operating expenses. Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues, supply and demand, which we can neither control nor accurately predict. The following table summarizes our total fuel consumption and costs:

	2015	2014	2013
Gallons consumed (in thousands)	147,081	131,787	124,949
Average price per gallon, including tax	$2.27	$3.07	$3.28
Cost (in thousands)	$333,390	$404,263	$410,353

Our exposure to fluctuations in fuel price is limited to the commercial portion of our Charter business only. For this business, we shift a portion of the burden of price increases to commercial customers by imposing a surcharge, when applicable. While we believe that fuel price volatility is partly reduced as a result of fuel surcharges, these surcharges do not completely offset the impact of any underlying increases in fuel prices in our Charter business. The ACMI segment has no direct fuel price exposure because ACMI and CMI contracts require our customers to pay for aircraft fuel. Similarly, we generally have no fuel price risk for AMC charters because the price is set under our contract with the AMC, and we receive or make payments to adjust for price increases and decreases from the contractual rate.

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

Employees

Our business depends on highly qualified management, operations and flight personnel. As a percentage of our consolidated operating expenses, salaries, wages and benefits accounted for approximately 20.7% in 2015, 19.2% in 2014 and 20.3% in 2013. As of December 31, 2015, we had 1,998 employees, 1,185 of whom were pilots. We maintain a comprehensive training program for our pilots in compliance with U.S. Federal Aviation Administration (“FAA”) requirements, in which each pilot regularly attends recurrent training programs.

Pilots and flight dispatchers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represented approximately 60.3% of our workforce as of December 31, 2015. We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”), and may incur additional administrative expenses associated with union representation of our employees.

We have a five-year collective bargaining agreement with our pilots, which will become amendable in September 2016. The terms of the agreement provide for a single pilot workforce that serves both Atlas and Polar.

We have a five-year collective bargaining agreement with the Atlas and Polar dispatchers, which will become amendable in November 2017.

Maintenance

Maintenance represented our third-largest operating expense for the year ended December 31, 2015. Primary maintenance activities include scheduled and unscheduled work on airframes and engines. Scheduled maintenance activities encompass those activities specified in our maintenance program approved by the FAA. The costs necessary to adhere to these maintenance programs may increase over time, based on the age of the equipment or due to FAA airworthiness directives (“ADs”).

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

Governmental Regulation

General.  Atlas and Polar are subject to regulation by DOT and the FAA, among other U.S. and foreign government agencies. The DOT primarily regulates economic issues affecting air service, such as certification, fitness and citizenship, competitive practices, insurance and consumer protection. The DOT has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority or seek criminal sanctions. Atlas and Polar each hold DOT-issued certificates of public convenience and necessity plus exemption authority to engage in scheduled air transportation of property and mail in domestic, as well as enumerated international markets, and charter air transportation of property and mail on a worldwide basis. Atlas additionally holds worldwide passenger charter authority.

The DOT conducts periodic evaluations of each air carrier’s fitness and citizenship. In the area of fitness, the DOT seeks to ensure that a carrier has the managerial competence, compliance disposition and financial resources needed to conduct the operations for which it has been certificated. Additionally, each U.S. air carrier must remain a U.S. citizen by (i) being organized under the laws of the United States or a state, territory or possession thereof; (ii) requiring its president and at least two-thirds of its directors and other managing officers to be U.S. citizens; (iii) allowing no more than 25% of its voting stock to be owned or controlled, directly or indirectly, by foreign nationals; and (iv) not being otherwise subject to foreign control. The DOT broadly interprets “control” to exist when an individual or entity has the potential to exert substantial influence over airline decisions through affirmative action or the threatened withholding of consents and/or approvals. We believe the DOT will continue to find Atlas and Polar’s fitness and citizenship favorable.

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

In December 2011, the FAA adopted a rule to impose new flight and duty time requirements with the stated goal of reducing pilot fatigue. The rule took effect on January 14, 2014. The rule applies to our passenger operations but not to our all-cargo operations. The Independent Pilots Association, representing the pilots of United Parcel Service, Inc. (“UPS”), have filed a judicial appeal, in which they are challenging the FAA decision not to include all-cargo operations in the rule. On December 8, 2014, after completing a supplemental analysis, the FAA issued a final supplemental regulatory evaluation showing an even greater disparity between costs and benefits than an initial analysis. The appeal is still pending and a decision is expected in 2016. Should the appeal be successful or should the FAA decide either on its own initiative or pursuant to Congressional directive to change the final rule to include all-cargo operations, it could result in a material increase in crew costs for Atlas and Polar, as well as air carriers that predominately fly nighttime and long-haul flights. It could also have a material impact on our business, results of operations and financial condition by limiting crew scheduling flexibility and increasing operating costs, especially with respect to long-range flights.

International.  Air transportation in international markets (the vast majority of markets in which Atlas and Polar operate) is subject to extensive additional regulation. The ability of Atlas and Polar to operate in other countries is governed by aviation agreements between the United States and the respective countries (in the case of Europe, the European Union (the “EU”)) or, in the absence of such an agreement, by principles of reciprocity. Sometimes, aviation agreements restrict the number of carriers that may operate, their frequency of operation, or the routes over which they may fly. This makes it necessary for the DOT to award route and operating rights to U.S. air carrier applicants through competitive route proceedings. International aviation agreements are periodically subject to renegotiation, and changes in U.S. or foreign governments could result in the alteration or termination of such agreements, diminish the value of existing route authorities or otherwise affect Atlas and Polar’s international operations. Foreign government authorities also impose substantial licensing and business registration requirements and, in some cases, require the advance filing and/or approval of schedules or rates. Moreover, the DOT and foreign government agencies typically regulate alliances and other commercial arrangements between U.S. and foreign air carriers, such as the ACMI and CMI arrangements that Atlas maintains. Approval of these arrangements is not guaranteed and may be conditional. In addition, approval during one time period does not guarantee approval in future periods.

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

Access to the New York airspace presents an additional challenge. Because of congestion in the New York area, especially at John F. Kennedy International Airport (“JFK”), the FAA imposes hourly limits on JFK operations of those carriers offering scheduled services and has proposed to place limits on Charter flights.

As a further means to address congestion, the FAA allows U.S. airports to raise landing fees to defray the costs of airfield facilities under construction or reconstruction. Any landing fee increases implemented would have an impact on airlines generally.

Security.  The U.S. Transportation Security Administration (“TSA”) extensively regulates aviation security through rules, regulations and security directives that are designed to prevent unauthorized access to passenger and freighter aircraft and the introduction of prohibited items including firearms and explosives onto an aircraft. Atlas and Polar currently operate pursuant to a TSA-approved risk-based security program that, we believe, adequately maintains the security of all aircraft in the fleet. We utilize the TSA, the intelligence community and the private sector as sources for our aggressive threat-based risk-management program. There can be no assurance, however, that we will remain in compliance with existing or any additional security requirements imposed by TSA or by U.S. Congress without incurring substantial costs, which may have a material adverse effect on our operations. To mitigate any such increase, we are working closely with the Department of Homeland Security and other government agencies to ensure that a risk-based management approach is utilized to target specific “at-risk” cargo. This approach will limit any exposure to regulation that would require 100% screening of all cargo at an excessive cost. Additionally, foreign governments and regulatory bodies (such as the European Commission) impose their own aviation security requirements and have increasingly tightened such requirements. This may have an adverse impact on our operations, especially to the extent the new requirements may necessitate redundant or costly measures or be in conflict with TSA requirements. We have successfully implemented all European Commission security programs allowing us unimpeded access to European markets.

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

In October 2013, the International Civil Aviation Organization (“ICAO”) reached a nonbinding agreement to address climate change by developing global-market-based measures to assist in achieving carbon-neutral growth beginning in 2020. The ICAO is directing the effort in the hope of securing a definitive agreement in 2016. Additionally, the EU continues to pursue a parallel track through its Emissions Trading Scheme (“ETS”), which, in recognition of the ongoing ICAO effort, has been suspended with respect to flights to/from the EU and currently applies only to intra-EU flying. Following the end of every year, to the extent the ETS applies, each airline must tender the number of carbon emissions allowances (“Allowances”) corresponding to carbon emissions generated by its flight activity during the year. If the airline’s flight activity during the year has produced carbon emissions exceeding the number of Allowances that it has been awarded, the airline must acquire Allowances from other airlines in the open market. There can be no assurance that the EU will maintain the current suspension of the ETS to all flights except intra-EU flying or that the ICAO will not ultimately adopt a similarly costly measure.

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

Civil Reserve Air Fleet.  As part of our Charter business, Atlas and Polar both participate in the U.S. Civil Reserve Air Fleet (“CRAF”) Program, which permits the U.S. Department of Defense to utilize participants’ aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft. Participation in the CRAF Program could adversely restrict our commercial business in times of national emergency. Under the CRAF Program, contracts with the AMC typically cover a one-year period. We have made a substantial number of our aircraft available for use by the U.S. military in support of their operations and we operate such flights pursuant to cost-based contracts. Atlas bears all direct operating costs for both passenger and cargo aircraft, which include fuel, insurance, overfly, landing and ground handling expenses. However, the price of fuel used during AMC flights is fixed by the U.S. military. The contracted charter rates (per mile) and fuel prices (per gallon) are fixed by the AMC periodically. We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for the AMC Charter flights exceeds the fixed price. If the price of fuel paid by us is less than the fixed price, then we pay the difference to the AMC.

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

Competition

The market for ACMI and CMI services is competitive. We believe that the most important basis for competition in this market is the efficiency and cost-effectiveness of the aircraft assets and the scale, scope and quality of the outsourced operating services provided. Atlas is currently the only provider of ACMI services with the modern 747-8F aircraft. The primary ACMI and CMI providers for 747-400 and 767 aircraft include the following: Atlas; Air Atlanta Icelandic; Air Transport Services Group, Inc.; Kalitta Air, LLC; Nippon Cargo Airlines; and Western Global Airlines. As previously noted, Southern Air operates 777 aircraft in the CMI market.

The Charter market is competitive, with a number of cargo operators that include Cargolux; Kalitta Air, LLC; Nippon Cargo Airline; National Air Cargo; and passenger airlines providing similar services utilizing both 747-400s and 747-200s. We believe that we offer a superior aircraft in the 747-400, and we will continue to develop new opportunities in the Charter market for 747-400 aircraft not otherwise deployed in our ACMI business.

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

Our primary competitors in the aircraft leasing market include GE Capital Aviation Services; AWAS; Guggenheim Aviation Partners, LLC; CIT Aerospace; Aviation Capital Group Corp.; Aircastle Ltd.; AerCap Holdings N.V.; Fly Leasing; and RBS Aviation Capital, among many others.

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

In addition, we may face significant challenges if conditions in the financial markets deteriorate. Our business is capital intensive and growth depends on the availability of capital for new aircraft, among other things. If today’s capital availability deteriorates, we may be unable to raise the capital necessary to finance business growth or other initiatives or to repay our debt when it matures. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

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

Our financial condition may suffer if we experience unanticipated costs as a result of ongoing lawsuits, claims and investigations related to alleged pricing practices.

In the United Kingdom, several groups of named claimants have brought suit against British Airways Plc (“British Airways”) in connection with alleged improper matters related to the use of fuel surcharges and other rate components for air cargo services and are seeking damages allegedly arising from that conduct. British Airways has filed claims in the lawsuit against Polar Air Cargo LLC (“Old Polar”), formerly Polar Air Cargo, Inc., and other carriers for contribution should British Airways be found liable to claimants.

In the Netherlands, Stichting Cartel Compensation, successor in interest to claims of various shippers, has filed suit in the district court in Amsterdam against British Airways, KLM, Martinair, Air France, Lufthansa and Singapore Airlines seeking recovery for damages purportedly arising from the same pricing practices at issue in the proceeding described above. In response, British Airways, KLM, Martinair, Air France and Lufthansa filed third-party indemnification lawsuits against Old Polar and Polar seeking indemnification in the event the defendants are found to be liable in the main proceedings.

If Old Polar, Polar or the Company were to incur an unfavorable outcome in the litigation described above or in similar litigation or a related investigation, it could have a material adverse effect on our business, results of operations and financial condition.

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

Global trade flows are typically seasonal, and our business, including our ACMI customers’ business, experiences seasonal variations.

Global trade flows are typically seasonal in nature, with peak activity occurring during the retail holiday season, which generally begins in September/October and lasts through most of December. Our ACMI and CMI contracts have contractual utilization minimums that typically allow our customers to cancel an agreed-upon percentage of the guaranteed hours of aircraft utilization over the course of a year. Our ACMI and CMI customers often exercise those cancellation options early in the first quarter of the year, when the demand for air cargo capacity is historically low following the seasonal holiday peak in the fourth quarter of the previous year. While our revenues typically fluctuate seasonally as described above, a significant proportion of the costs associated with our business, such as aircraft rent, depreciation and facilities costs, are fixed and cannot easily be reduced to match the seasonal drop in demand. As a result, our net operating results are typically subject to a high degree of seasonality.

The Southern Air acquisition is subject to DOT approvals and authorizations, which may not be granted on a timely basis or at all.

The Southern Air acquisition is subject to DOT approvals and authorizations, which may not be granted on a timely basis or at all. We have agreed in the Merger agreement to use commercially reasonable efforts, subject to certain limitations, to obtain the required authorizations and approvals. Failure to obtain the required approvals and authorizations on a timely basis, or at all, could reduce the anticipated benefits of the acquisition and negatively impact the market price of our common stock.

We may fail to realize the benefits of or successfully integrate the planned acquisition of Southern Air, which could adversely affect our business, results of operations and financial condition, including the market price of our common stock.

Realization of the anticipated benefits of the Southern Air acquisition will depend, among other things, upon our ability to integrate the acquired business successfully with our other operations in a timely manner. However, there can be no assurance that the Southern Air acquisition will provide the benefits that we anticipated when we entered into the Agreement and Plan of Merger.

In addition, the Southern Air acquisition may expose us to operational challenges and risks, which could cause actual results to differ materially from anticipated results, including but not limited to: the diversion of management’s attention from our existing business; the assumption of unknown liabilities of the acquired business; the potential impairment of acquired identifiable intangible assets, including goodwill; the ability to effectively operate the 777 and 737 platforms or grow our business; the ability of the companies to maintain contracts that are important to our operations; the ability of the companies to fund and execute our business plans; our ability to attract, motivate and retain key employees; and our ability to attract and retain customers. If we fail to realize the benefits described above or successfully integrate the acquisition of Southern Air, it could adversely affect our business, results of operations and financial condition, including the market price of our common stock.

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

These rules and regulations affect how we do business with our customers and, in some instances, add costs to our business. A violation of these rules and regulations could result in the imposition of fines and penalties or the termination of our contracts. In addition, the violation of certain other generally applicable rules and regulations could result in our suspension or debarment as a government contractor.

Fuel availability and price volatility could adversely affect our business and operations.

The price of aircraft fuel is unpredictable and can be volatile. While we have been able to reduce our exposure to fuel risk significantly, we do bear some risk of fuel exposure for our Charter operations.

In addition, while our ACMI and CMI contracts require our customers to pay for aircraft fuel, if fuel costs increase significantly, our customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers. Such instances could have a material adverse impact on our business, results of operations and financial condition.

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

We are party to a collective bargaining agreement covering our U.S. pilots and a collective bargaining agreement covering our U.S. dispatchers, which could result in higher labor costs than those faced by some of our nonunionized competitors. This could put us at a competitive disadvantage and/or result in a work interruption or stoppage.

Our pilots are represented by the IBT under a five-year collective bargaining agreement signed in 2011, which becomes amendable in September 2016. Our dispatchers are represented by the IBT under a five-year collective bargaining agreement signed in 2012, which becomes amendable in November 2017. We are subject to risks of increased labor costs associated with having a partially unionized workforce, as well as a greater risk of work interruption or stoppage. We cannot provide assurance that disputes, including disputes with certified collective bargaining representatives of our employees, will not arise in the future or that any outcome of such disputes will result in an agreement on terms satisfactory to us.

Insurance coverage may become more expensive and difficult to obtain and may not be adequate to insure all of our risks. In addition, if our Dry Lease customers have inadequate insurance coverage or fail to fulfill their indemnification obligations, it could have a material adverse impact on our business, results of operations and financial condition.

Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general, and the insured carrier in particular. Adverse events involving aircraft could result in increased insurance costs and could affect the price and availability of such coverage.

We participate in an insurance pooling arrangement with DHL and its partners. This allows us to obtain aviation hull and liability, war-risk hull and cargo loss, crew, third-party liability and hull deductible coverage at reduced rates from the commercial insurance providers. If we are no longer included in this arrangement for any reason or if pool members have coverage incidents, we may incur higher insurance costs.

There can be no assurance that we will be able to maintain our existing coverage on terms favorable to us, that the premiums for such coverage will not increase substantially or that we will not bear substantial losses and lost revenue from accidents or other adverse events. Substantial claims resulting from an accident in excess of related insurance coverage or a significant increase in our current insurance expense could have a material adverse effect on our business, results of operations and financial condition. Additionally, while we carry insurance against the risks inherent to our operations, which we believe are consistent with the insurance arrangements of other participants in our industry, we cannot provide assurance that we are adequately insured against all risks, including coverage for weapons of mass destruction.

Lessees are required under our Dry Leases to indemnify us for, and insure against, liabilities arising out of the use and operation of the aircraft, including third-party claims for death or injury to persons and damage to property for which we may be deemed liable. Lessees are also required to maintain public liability, property damage and all-risk hull and war-risk hull insurance on the aircraft at agreed-upon levels. If our lessees’ insurance is not sufficient to cover all types of claims that may be asserted against us or if our lessees fail to fulfill their indemnification obligations, we would be required to pay any amounts in excess of our insurance coverage, which could have a material adverse impact on our business, results of operations and financial condition.

We rely on third parties to provide certain essential services. If these service providers do not deliver the high level of service and support required in our business, we may lose customers and revenue.

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

We are heavily and increasingly dependent on technology to operate our business. The computer and communications systems on which we rely could be disrupted due to various events, some of which are beyond our control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures, computer viruses, security breaches and cyber attacks. We have taken numerous steps to implement business resiliency and cybersecurity to help reduce the risk of some of these potential disruptions. There can be no assurance, however, that the measures we have taken are adequate to prevent or remedy disruptions or failures of these systems. Any substantial or repeated failure of these systems could impact our operations and customer service, result in the loss of important data, loss of revenues, and increased costs, and generally harm our business. Moreover, a failure of certain of our vital systems could limit our ability to operate our flights for an extended period of time, which would have a material adverse impact on our business and operations.

Our ability to utilize net operating loss carryforwards for U.S. income tax purposes may be limited. In addition, we operate in multiple jurisdictions and may become subject to a wide range of income and other taxes.

As of December 31, 2015, we had $951.6 million of federal net operating loss carryforwards for U.S. income tax purposes, net of unrecognized tax benefits and valuation allowance, which will expire through 2035, if not utilized. Section 382 of the Internal Revenue Code (“Section 382”) imposes an annual limitation on the amount of a corporation’s U.S. federal taxable income that can be offset by net operating losses (“NOLs”) if it experiences an “ownership change”, as defined by Section 382. We experienced ownership changes, as defined by Section 382, in 2004 and 2009. Accordingly, the use of our NOLs generated prior to these ownership changes is subject to an annual limitation. If certain changes in our ownership occur prospectively, there could be an additional annual limitation on the amount of utilizable carryforwards, which could have a material adverse impact on our business, results of operations and financial condition.

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

Our ACMI business depends on a limited number of customers, which has typically averaged between six and eight. In addition, as a percentage of our total operating revenue, Polar accounted for 21.9% in 2015, 18.1% in 2014 and 17.8% in 2013. We typically enter into long-term ACMI and CMI contracts with our customers. The terms of our existing contracts are scheduled to expire on a staggered basis. There is a risk that any one of our significant ACMI or CMI customers may not renew their contracts with us on favorable terms or at all, perhaps due to reasons beyond our control. For example, certain of our airline ACMI customers may not renew their ACMI contracts with us because they decide to exit the dedicated cargo business or as they take delivery of new aircraft in their own fleet. Select customers have the opportunity to terminate their long-term agreements in advance of the expiration date, following notice to allow for remarketing of the aircraft.

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

Our ability to derive the expected economic benefits from our transactions with certain ACMI and CMI customers depends substantially on our ability to successfully meet strict performance standards and deadlines for aircraft and ground operations, which become increasingly stringent over time. If we do not meet these requirements, we may not be able to achieve the projected revenues and profitability from these contracts, and we could be exposed to certain remedies, including termination of the BSA with DHL in the most extreme of circumstances, as described below.

Risks Related to the BSA with DHL

Our agreements with DHL confer certain termination rights to them which, if exercised or triggered, may result in our inability to realize the full benefits of the BSA with DHL.

The BSA gives DHL the option to terminate the agreements for convenience by giving notice to us before the tenth or fifteenth anniversary of the agreement’s commencement date, which was October 27, 2008. Further, DHL has a right to terminate the BSA for cause following a specified management resolution process if we default on our performance or we are unable to perform for reasons beyond our control. If DHL exercises any of these termination rights, we would not be able to earn the revenues and profitability from these contracts.

Risks Related to Our Charter Business

We derive a significant portion of our revenues from the AMC, and a substantial portion of these revenues have been generated pursuant to expansion flying, as opposed to fixed contract arrangements with the AMC. Revenues from the AMC are volatile and may decline from current levels.

As a percentage of our total operating revenue, revenue derived from the AMC was approximately 23.0% in 2015, 18.7% in 2014 and 21.5% in 2013. Historically, the revenues derived from expansion flights for the AMC significantly exceeded the value of the fixed flight component of our AMC contract.

Revenues from the AMC are typically derived from one-year contracts. Our AMC contract generally runs from October 1 through September 30 of each year. Changes in national and international political priorities can significantly affect the volume of business from the AMC. Any decrease in U.S. military activity could reduce revenue from the AMC. In addition, our share of the total business from the AMC depends on several factors, including the total fleet size we commit to the CRAF program and the total number of aircraft deployed by our teaming arrangement partners and competitors in the program.

The AMC also holds all carriers to certain on-time performance requirements as a percentage of flights flown and, as a result of AMC demand volatility, it has become more difficult to comply with those requirements. To the extent that we fail to meet those performance requirements or if we fail to pass biannual AMC audits, revenues from our business with the AMC could decline through a suspension or termination of our AMC contract. Our revenues could also decline due to a reduction in the revenue rate we are paid by the AMC, a greater reliance by the AMC on its own fleet or a reduction in our allocation of AMC flying. Any reduction in our AMC flying could also negatively impact our Charter revenue from commercial customers for trips related to one-way AMC missions. We expect revenues and profitability from our business with the AMC to continue to remain volatile as the U.S. military continues to move troops and cargo to and from areas of conflict around the world. If we are unable to effectively deploy the resultant capacity, it could have a material adverse effect on our business, results of operations and financial condition.

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

Each year, the AMC allocates its air capacity requirements to different teams of participating airlines based on a mobilization value-point system that is determined by the amount and types of aircraft that each team of airlines pledges to the program. We participate in the program through a teaming arrangement with other airlines, led by FedEx. Our team is one of two major teams participating in the program during our current contract year. Several factors could adversely affect the amount of AMC flying that is allocated to us, including:

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

Each of the markets in which we participate is competitive and fragmented. We offer a broad range of aviation services and our competitors vary by geographic market and type of service and include other international and domestic contract carriers, regional and national ground handling and logistics companies, internal cargo units of major airlines and third-party cargo providers. Competition in the air cargo and transportation market is influenced by several key factors, including quality, price and availability of assets and services. Regulatory requirements to operate in the U.S. domestic air cargo market have been reduced, facilitating the entry into domestic markets by non-U.S. air cargo companies. If we were to lose any major customers and/or fail to attract customers, it could have an adverse effect on our business, results of operations and financial condition.

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

Foreign governments also place temporal and other restrictions on the ability of their own airlines to use aircraft operated by other airlines. For example, the European Aviation Safety Agency (“EASA”) requires that the aircraft capacity secured from and operated by non-EU airlines meet internationally set standards and additional EASA requirements. These and other similar regulatory developments could have a material adverse effect on our business, results of operations and financial condition.

Initiatives to address global climate change may adversely affect our business and increase our costs.

To address climate change, governments continue to pursue various means to reduce aviation-related greenhouse gas emissions. Measures that are ultimately adopted could result in substantial costs for us.

In October 2013, the ICAO reached a nonbinding agreement to address climate change by developing global-market-based measures to assist in achieving carbon-neutral growth beginning in 2020. The ICAO is directing the effort in the hope of securing a definitive agreement in 2016. If an agreement is reached, it may result in the imposition of additional costs related to aviation carbon emissions after 2020. Additionally, the EU continues to pursue a parallel track through its ETS, which, in recognition of the ongoing ICAO effort, has been suspended with respect to flights to/from the EU and currently applies only to intra-EU flying. Following the end of every year, to the extent the ETS applies, each airline must tender the number of allowances corresponding to carbon emissions generated by its flight activity during the year. If the airline’s flight activity during the year has produced carbon emissions exceeding the number of carbon emissions allowances that it has been awarded, the airline must acquire additional allowances from other airlines in the open market. There can be no assurance that the EU will maintain the current suspension of the ETS to all flights except intra-EU flying or that the ICAO will not ultimately adopt a similarly costly measure.

In the U.S., various constituencies have continued to advocate for controls on greenhouse gas emissions. Previously, both houses of the U.S. Congress passed legislation to impose a carbon-related tax on fuel sold to airlines and other entities. However, a bill has not been signed into law. Also, at the urging of states and environmental organizations, the EPA has proposed certain findings under the Clean Air Act that could lead to EPA regulation of greenhouse gas emissions from aircraft.

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

Our future operations might be constrained if FAA flight and duty time rules are expanded to apply to all-cargo operations.

In December 2011, the FAA adopted a rule to impose new flight and duty time requirements with the stated goal of reducing pilot fatigue. The rule took effect on January 14, 2014 and applies to our passenger operations but not to our all-cargo operations.

The Independent Pilots Association, representing the pilots of UPS, has filed a judicial appeal, in which they are challenging the FAA decision not to include all-cargo operations in the rule. On December 8, 2014, after completing a supplemental analysis, the FAA issued a final supplemental regulatory evaluation showing an even greater disparity between costs and benefits. The appeal is still pending and a decision is expected in 2016. Should the appeal be successful or should the FAA decide either on its own initiative or pursuant to Congressional directive to change the final rule to include all-cargo operations, it could result in a material increase in our crew costs. It could also have a material impact on our business, results of operations and financial condition by limiting crew scheduling flexibility and increasing operating costs, especially with respect to long-range flights.

RISKS RELATED TO OUR DEBT

Our substantial lease and debt obligations, including aircraft leases and other obligations, could impair our financial condition and adversely affect our ability to raise additional capital to fund our operations or capital requirements, all of which could limit our financial resources and ability to compete, and may make us vulnerable to adverse economic events.

As of December 31, 2015, we had total debt obligations of approximately $2.0 billion and total aircraft operating leases and other lease obligations of $1.0 billion. These obligations will increase further if we enter into financing arrangements for future aircraft purchases. Our outstanding financial obligations could have negative consequences, including:

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

Certain of our debt obligations contain a number of restrictive covenants. In addition, many of our debt and lease obligations have cross-default and cross-acceleration provisions.

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

We may not have the ability to raise the funds necessary to settle conversions of our convertible notes or to repurchase the convertible notes upon either a fundamental change or a make-whole fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the convertible notes.

We issued convertible senior notes in June 2015 (the “Convertible Notes”), which contain conditional conversion features that allow the holders of the Convertible Notes the option to convert if certain trading conditions are met or upon the occurrence of specified corporate events. In the event a conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as current on the balance sheet instead of as noncurrent, which could result in a material reduction of our net working capital.

The holders of the Convertible Notes also may require us to repurchase their Convertible Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes) at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. However, we may not have enough available cash to fund these obligations or be able to obtain financing on favorable terms, or at all, at the time we are required to make repurchases of Convertible Notes surrendered or Convertible Notes being converted. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture, which could result in acceleration of the principal amount of the notes and additional funding obligations by us.

In addition, if a make-whole fundamental change (as defined in the indenture governing the Convertible Notes), including specified corporate transactions, occurs prior to the maturity date, under certain circumstances, it will increase the conversion rate. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction, but in no event will increase to greater than 17.8922 shares of common stock per $1,000 of principal, subject to adjustment in the same manner as the conversion rate. The increase in the conversion rate for Convertible Notes converted in connection with a make-whole fundamental change may result in us having to pay out additional cash in respect of the Convertible Notes upon conversion, or result in additional dilution to our shareholders if the conversion is settled, at our election, in shares.

The Convertible Note hedge and warrant transactions may affect the value of our common stock.

In connection with the pricing of the notes, we entered into Convertible Note hedge transactions with option counterparties. The Convertible Note hedge transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. We also entered into warrant transactions with the option counterparties. However, the warrant transactions could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants. Accordingly, when the Convertible Note hedge transactions and the warrant transactions are taken together, the extent to which the Convertible Note hedge transactions reduce the potential dilution to our common stock (or the cash payments in excess of the principal amount of the notes) upon conversion of the notes is effectively capped by the warrant transaction at the strike price of the warrant.

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various hedging transactions, including (without limitation) derivatives, with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the notes (and are likely to do so during any observation period related to a conversion of notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

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

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Aircraft

The following tables provide information about AAWW’s aircraft and customer-provided aircraft as of December 31, 2015:

AAWW Aircraft

Aircraft Type	Tail #	Configuration	Ownership	Financing Type
ACMI and Charter Segments
747-8F	N850GT	Freighter	Owned	Notes
747-8F	N851GT	Freighter	Owned	Notes
747-8F	N852GT	Freighter	Owned	Notes
747-8F	N853GT	Freighter	Owned	Notes
747-8F	N854GT	Freighter	Owned	Notes
747-8F	N855GT	Freighter	Owned	Notes
747-8F	N856GT	Freighter	Owned	Term Loan
747-8F	N857GT	Freighter	Owned	Term Loan
747-8F	N858GT	Freighter	Owned	Term Loan
747-8F	N859GT	Freighter	Owned	Term Loan
747-400	N409MC	Freighter	Owned	None
747-400	N475MC	Freighter	Owned	None
747-400	N493MC	Freighter	Owned	None
747-400	N477MC	Freighter	Owned	None
747-400	N476MC	Freighter	Owned	None
747-400	N496MC	Freighter	Owned	None
747-400	N499MC	Freighter	Owned	Enhanced Equipment Trust Certificates
747-400	N408MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N412MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N492MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N497MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N498MC	Freighter	Leased	Enhanced Equipment Trust Certificates
747-400	N415MC	Freighter	Leased	Operating Lease
747-400	N416MC	Freighter	Leased	Operating Lease
747-400	N418MC	Freighter	Leased	Operating Lease
747-400	N450PA	Freighter	Leased	Operating Lease
747-400	N451PA	Freighter	Leased	Operating Lease
747-400	N452PA	Freighter	Leased	Operating Lease
747-400	N453PA	Freighter	Leased	Operating Lease
747-400	N454PA	Freighter	Leased	Operating Lease
747-400	N419MC	Freighter	Owned	None
747-400BCF	N429MC	Converted Freighter	Owned	None
747-400BCF	N473MC	Converted Freighter	Leased	Operating Lease
747-400	N464MC	Passenger	Owned	Term Loan
747-400	N465MC	Passenger	Owned	Term Loan
767-300ER	N640GT	Passenger	Owned	Term Loan
767-300ER	N641GT	Passenger	Owned	Term Loan
767-300ER	N645GT	Passenger	Owned	None
767-300ER	N649GT	Passenger	Owned	None

Dry Leasing Segment
777-200LRF	38969	Freighter	Owned	Term Loan
777-200LRF	37138	Freighter	Owned	Term Loan
777-200LRF	39286	Freighter	Owned	Term Loan
777-200LRF	36200	Freighter	Owned	Term Loan
777-200LRF	36201	Freighter	Owned	Term Loan
777-200LRF	35606	Freighter	Owned	Notes
767-300BDSF	N642GT	Converted Freighter*	Owned	None
767-300BDSF	N647GT	Converted Freighter**	Owned	Term Loan
757-200	B-2808	Freighter	Owned	None
737-800	29681	Passenger	Owned	Term Loan
737-300	26284	Freighter	Owned	None

*	Aircraft undergoing passenger-to-freighter conversion as of December 31, 2015.
**	Aircraft also operated for a customer under CMI service.

The following table summarizes AAWW’s aircraft as of December 31, 2015:

Aircraft Type	Configuration	Owned	Operating Leased	Total	Average Age Years
ACMI and Charter Segments
747-8F	Freighter	10	—	10	3.1
747-400	Freighter	8	13	21	15.9
747-400BCF	Converted Freighter	1	1	2	23.7
747-400	Passenger	2	—	2	24.7
767-300ER	Passenger	3	—	3	23.6

Total		24	14	38	14.4

Dry Leasing Segment
777-200LRF	Freighter	6	—	6	5.1
767-300BDSF	Converted Freighter	2	—	2	21.5
757-200	Freighter	1	—	1	26.4
737-800	Passenger	1	—	1	7.9
737-300	Freighter	1	—	1	23.1

Total		11	—	11	11.9

Total Fleet		35	14	49	13.5

Lease expirations for our operating leased aircraft included in the above tables range from July 2017 to February 2025.

Customer-provided Aircraft for CMI Service

The following table summarizes customer-provided aircraft as of December 31, 2015:

Aircraft Type	Tail #	Configuration	Ownership
747-400	N263SG	Passenger	Sonangol*
747-400	N322SG	Passenger	Sonangol*
747-400	N718BA	Dreamlifter	Boeing**
747-400	N747BC	Dreamlifter	Boeing**
747-400	N249BA	Dreamlifter	Boeing**
747-400	N780BA	Dreamlifter	Boeing**

Total 6

767-200	N650GT	Freighter	DHL
767-200	N651GT	Freighter	DHL
767-200	N652GT	Freighter	DHL
767-200	N653GT	Freighter	DHL
767-200	N655GT	Freighter	DHL
767-200	N656GT	Freighter	DHL
767-200	N657GT	Freighter	DHL
767-200	N658GT	Freighter	DHL
767-200	N659GT	Freighter	DHL
767-200	N767MW	Passenger	MLW***

Total 10

767-300	N643GT	Freighter	DHL
767-300	N644GT	Freighter	DHL

Total 2

*	Aircraft owned by the Sonangol Group, the multinational energy company of Angola.
**	Aircraft owned by The Boeing Company (“Boeing”)
***	Aircraft owned by MLW Air, LLC (“MLW Air”).

Ground Facilities

Our principal office is located in Purchase, New York, where we lease approximately 120,000 square feet under a long-term lease, for which the current term expires in 2017 with certain renewal options. This office includes both operational and administrative support functions, including flight and crew operations, maintenance and engineering, material management, human resources, legal, sales and marketing, finance and information technology. In addition, we lease a variety of smaller offices and ramp space at various airport and regional locations generally on a short-term basis.

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

Market Information

Since 2006, our common stock has been traded on The NASDAQ Global Select Market under the symbol “AAWW”.

Market Price of Common Stock

The following table sets forth the closing high and low sales prices per share of our common stock for the periods indicated.

	High	Low
2015 Quarter Ended
December 31	$43.77	$34.98
September 30	$54.88	$34.22
June 30	$59.42	$42.26
March 31	$49.97	$43.02

2014 Quarter Ended
December 31	$49.30	$31.40
September 30	$37.64	$32.00
June 30	$39.58	$34.23
March 31	$43.85	$30.13

The last reported sale price of our common stock on The NASDAQ National Market on February 11, 2016 was $36.31 per share. As of February 11, 2016, there were approximately 24.6 million shares of our common stock issued and outstanding, and 49 holders of record of our common stock.

See Note 15 to our Financial Statements for a discussion of our stock repurchase program.

Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2015.

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

Performance Graph

The following graph compares the performance of AAWW common stock to the Russell 2000 Index, the Dow Jones Transportation Average and the NYSE Airline Index for the period beginning December 31, 2010 and ending on December 31, 2015. The comparison assumes $100 invested in each of our common stock, the Russell 2000 Index and the Dow Jones Transportation Average and reinvestment of all dividends.

Total Return Between 12/31/10 and 12/31/15

Cumulative Return	12/31/10	12/31/11	12/30/12	12/31/13	12/31/14	12/31/15
AAWW	$100.00	$68.83	$79.38	$73.71	$88.30	$74.02
Russell 2000 Index	$100.00	$94.55	$108.38	$148.49	$153.73	$144.95
Dow Jones Transportation Average	$100.00	$98.30	$103.92	$144.92	$178.98	$147.02

ITEM 6.	SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the selected balance sheet data as of December 31, 2015 and 2014 have been derived from our audited Financial Statements included elsewhere in this Report. The selected balance sheet data as of December 31, 2013, 2012 and 2011, and selected statements of operations data for the years ended December 31, 2012 and 2011 have been derived from our audited Financial Statements not included in this Report.

In the following table, all amounts are in thousands, except for per share data.

	2015	2014	2013	2012	2011
Statement of Operations Data:
Total operating revenues	$1,822,659	$1,799,198	$1,656,900	$1,646,032	$1,398,216

Total operating expenses	1,699,154	1,623,226	1,470,110	1,419,541	1,247,116

Operating income	123,505	175,972	186,790	226,491	151,100

Net income	7,286	102,227	93,989	129,714	96,309
Less: Net income / (loss) Attributableto noncontrolling interests	—	(4,530)	152	(213)	226

Net income Attributable to Common Stockholders	$7,286	$106,757	$93,837	$129,927	$96,083

Earnings per share (Basic)	$0.29	$4.26	$3.67	$4.92	$3.66

Earnings per share (Diluted)	$0.29	$4.25	$3.66	$4.89	$3.64

Balance Sheet Data:
Total assets*	$4,164,403	$4,007,277	$3,617,371	$3,086,239	$2,372,039
Long-term debt (less current portion) *	$1,739,496	$1,736,747	$1,499,607	$1,115,274	$672,740
Total equity	$1,454,183	$1,417,795	$1,322,125	$1,288,104	$1,141,375

*	See Note 2 to our Financial Statements for discussion of the reclassification of debt issuance costs and deferred tax balances.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe that the following competitive strengths will allow us to capitalize on opportunities that exist in the global airfreight industry:

Market leader with leading-edge technology and innovative, value-creating solutions:

The 747-8F is the most efficient long-haul wide-body commercial freighter currently available and we are currently the only operator offering these aircraft to the ACMI market. Our operating model deploys our aircraft to drive maximum utilization and value from our fleet. The scale of our fleet enables us to have aircraft available globally to respond to our customers’ needs, both on a planned and ad hoc basis. We believe this provides us with a commercial advantage over our competitors that operate smaller and less flexible fleets.

The operating performance of our ten modern 747-8F aircraft helps us maintain our industry-leading position. Both the 747-8F and 747-400, the core of our ACMI segment, are industry leaders for operating performance in the intercontinental air freight market due to cost and capacity advantages over other freighters.

Our Dry Leasing business is primarily focused on a portfolio of six 777-200LRF aircraft that are Dry Leased to customers on a long-term basis. The 777 freighters further diversify our business mix and enhance our predictable, long-term revenue and earnings streams. We will continue to explore opportunities to invest in additional aircraft, including 767 aircraft. During 2015, we expanded our Dry Leasing portfolio through the acquisition of two 767-300 passenger aircraft that have been converted to freighters. One entered service in December 2015, while the other will enter service during the first quarter of 2016. Both aircraft are subject to long-term Dry Lease and CMI agreements.

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

Our contract with DHL, through Polar, includes the allocation of blocked-space capacity on a long-term basis. This arrangement eliminates fuel, demand and Yield risks, similar to the rest of our ACMI business, for a minimum of six 747-400 aircraft, with an additional six 747-8F aircraft and one 747-400 aircraft under separate agreements. In addition, we also provide CMI service for nine 767-200 and three 767-300 cargo aircraft.

Focus on asset optimization:

By managing the largest fleet of 747 freighter aircraft, we achieve significant economies of scale in areas such as aircraft maintenance, crew efficiency, crew training, inventory management and purchasing.

Our mix of aircraft is closely aligned with our customer needs. We believe that our 747-8F and 747-400 aircraft are well-suited to meet the current and anticipated requirements of our customers.

We continually evaluate our fleet to ensure that we offer the most efficient and effective mix of aircraft to meet our customers’ needs. Our service model is unique in that we offer a portfolio of operating solutions that complement our freighter aircraft businesses. We believe this allows us to improve the returns we generate from our asset base by allowing us to flexibly redeploy aircraft to meet changing market conditions, ensuring the maximum utilization of our fleet. Our Charter services complement our ACMI services by allowing us to increase aircraft utilization during open time and to react to changes in demand and Yield in these segments. We have employees situated around the globe who closely monitor demand for commercial charter services in each region, enabling us to redeploy available aircraft quickly. We also endeavor to manage our portfolio to stagger contract terms, which mitigates our remarketing risks and aircraft down time.

Long-term strategic customer relationships and unique service offerings:

We combine the global scope and scale of our efficient aircraft fleet with high-quality, cost-effective operations and premium customer service to provide unique, fully integrated and reliable solutions for our customers. We believe this approach results in customers that are motivated to seek long-term relationships with us. This has historically allowed us to command higher prices than our competitors in several key areas. These long-term relationships help us to build resilience into our business model.

Our customers have access to our solutions, such as inter-operable crews, flight scheduling, fuel-efficiency planning, and maintenance spare coverage, which, we believe, set us apart from other participants in the outsourced aircraft and aviation operating services market. Furthermore, we have access to valuable operating rights to restricted markets such as Brazil, Japan and China. We believe our freighter services allow our customers to effectively expand their capacity and operate dedicated freighter aircraft without simultaneously taking on exposure to fluctuations in the value of owned aircraft and, in the case of our ACMI and CMI contracts, long-term expenses relating to crews and maintenance. Dedicated freighter aircraft enable schedules to be driven by cargo rather than passenger demand (for those customers that typically handle portions of their cargo operations via belly capacity on passenger aircraft), which we believe allows our customers to drive higher contribution from cargo operations.

We are focused on providing safe, secure and reliable services. Both Atlas and Polar successfully completed the International Air Transport Association’s Operational Safety Audit (IOSA), a globally recognized safety and quality standard.

We provide outsourced aircraft and aviation services to some of the world’s premier airlines and largest freight forwarders. We will take advantage of opportunities to maintain and expand our relationships with our existing customers, while seeking new customers and new geographic markets.

Experienced management team:

Our management team has extensive operating and leadership experience in the airfreight, airline, aircraft leasing and logistics industries at companies such as United Airlines, US Airways, Lufthansa Cargo, GE Capital Aviation Services, Air Canada, Ansett Worldwide Aviation Services, Canadian Airlines, Cathay Pacific, Continental Airlines, ICF International, Seabury Group LLC, ASTAR Air Cargo and KLM Cargo, as well as the United States Navy, Air Force and Federal Air Marshal Service. Our management team is led by William J. Flynn, who has over 35 years of experience in freight and transportation and has held senior management positions with several transportation companies. Prior to joining AAWW nine years ago, Mr. Flynn was President and CEO of GeoLogistics, a global transportation and logistics enterprise.

Business Strategy

Our strategy includes the following:

Focus on securing long-term customer contracts:

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

Our Dry Leasing business is primarily focused on a portfolio of six modern, efficient 777-200LRF aircraft and we will continue to explore opportunities to invest in additional aircraft, including 767 aircraft.

Drive significant and ongoing productivity improvements:

We continue to enhance our organization through a cost and productivity initiative called “Continuous Improvement.” We created a separate department to drive the process and to involve all areas of the organization in the effort to reexamine, redesign and improve the way we do business.

Selectively pursue and evaluate future acquisitions and alliances:

From time to time, we explore business combinations and alliances with other cargo airlines, services providers, dry leasing and other companies to enhance our competitive position, geographic reach and service portfolio.

Appropriately managing capital allocation and returning capital to shareholders:

Reflecting our commitment to shareholder value, we have bought back more than 10% of our outstanding shares over the past three years. Our capital allocation strategy is dedicated to creating, enhancing and returning value to our shareholders.

Business Developments

Our ACMI results for 2015, compared with 2014, were impacted by the following events:

•

In February 2014, we began ACMI flying a 747-8F aircraft with BST Logistics (Hong Kong) Company Limited, a business partner of Navitrans International Freight Forwarding Co., Ltd. Service, which was the first 747-8F aircraft in its network.

•	In April and early May 2014, British Airways returned three 747-8F aircraft. In May and October 2014, the three 747-8F aircraft were placed in ACMI service for DHL, replacing one 747-400F aircraft.

•	In October 2014, we began ACMI flying one additional 747-400F aircraft for DHL, increasing the number of 747 freighter aircraft in ACMI service for DHL to twelve.

•	In November 2014, we began ACMI flying a 747-400F aircraft for Etihad Airways, which was the second 747-400F aircraft in its global network.

•	In March 2015, we began ACMI flying one additional 747-8F aircraft for DHL following its transition from Panalpina Air & Ocean Ltd. The aircraft initially replaced a 747-400F aircraft.

•	In the first quarter of 2015, we began CMI flying three additional 767-200 freighters owned by DHL in its North American network. A fourth 767-200 freighter began CMI flying in April 2015.

•	In July 2015, we began ACMI flying one additional 747-400F aircraft for DHL, increasing the number of 747 freighter aircraft in ACMI service for DHL to thirteen.

•

In December 2015, we began CMI flying for DHL the first of two 767-300BDSF aircraft, Dry Leased from Titan, in DHL’s North American network, increasing the number of freighter aircraft in CMI service for DHL to twelve. The second will begin CMI flying during the first quarter of 2016.

In January 2016, we entered into an agreement to acquire Southern Air, which currently operates five 777-200F and five 737-400F aircraft under CMI agreements for DHL Express. The Merger is expected to close during the first half of 2016.

Charter Block Hours increased during 2015, reflecting increased cargo and passenger demand from the AMC and stronger commercial cargo demand, which was enhanced by the U.S. West Coast port disruption in early 2015. In June 2015, based on this demand, we returned to active service a 747-400BCF that had been temporarily parked. We also entered into a short-term operating lease beginning in late June for a second 747-400 converted freighter. This lease, with terms that are more favorable to us, replaced a similar aircraft, with a lease that expired in June 2015.

In November 2015, we purchased and took delivery of our 10th 747-8F aircraft which we placed in Charter service until its placement with an ACMI customer.

During 2015, we Dry Leased a 757-200 freighter to DHL on a long-term basis, following the conclusion of a previous customer lease. In addition, we acquired two 767-300 passenger aircraft for conversion to freighters to be Dry Leased to DHL on a long-term basis. One entered service in December 2015, while the other will enter service during the first quarter of 2016.

Results of Operations

Years Ended December 31, 2015 and 2014

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics in:

	2015	2014	Increase / (Decrease)	Percent Change
Block Hours
ACMI	126,206	115,042	11,164	9.7%
Charter:
Cargo	35,463	31,612	3,851	12.2%
Passenger	14,776	13,085	1,691	12.9%
Other	1,615	1,351	264	19.5%

Total Block Hours	178,060	161,090	16,970	10.5%

Revenue Per Block Hour
ACMI	$6,271	$6,764	$(493)	(7.3)%
Charter:
Cargo	$17,655	$20,217	$(2,562)	(12.7)%
Passenger	$19,130	$20,449	$(1,319)	(6.5)%
Charter Fuel
Average fuel cost per gallon	$2.27	$3.07	$(0.80)	(26.1)%
Fuel gallons consumed (000s)	147,081	131,787	15,294	11.6%
Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	8.9	8.5	0.4
747-400 Cargo	12.6	12.0	0.6
747-400 Dreamlifter	3.0	3.1	(0.1)
767-300 Cargo	2.1	2.0	0.1
767-200 Cargo	8.3	5.0	3.3
747-400 Passenger	1.2	1.2	—
767-200 Passenger	1.0	1.0	—

Total	37.1	32.8	4.3
Charter
747-8F Cargo	0.2	0.5	(0.3)
747-400 Cargo	9.4	9.0	0.4
747-400 Passenger	1.8	1.7	0.1
767-300 Passenger	2.9	2.9	—

Total	14.3	14.1	0.2

	2015	2014	Increase / (Decrease)
Dry Leasing
777-200 Cargo	6.0	6.0	—
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	1.2	2.0	(0.8)

Total	9.2	10.0	(0.8)

Total Operating Aircraft	60.6	56.9	3.7

Out-of-service	0.4	1.0	(0.6)

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$791,442	$778,091	$13,351	1.7%
Charter	908,753	906,676	2,077	0.2%
Dry Leasing	107,218	100,059	7,159	7.2%
Other	15,246	14,372	874	6.1%

Total Operating Revenue	$1,822,659	$1,799,198	$23,461	1.3%

ACMI revenue increased $13.4 million, or 1.7%, primarily due to increased flying, partially offset by reduced Revenue per Block Hour. ACMI Block Hours were 126,206 for 2015, compared with 115,042 in 2014, an increase of 11,164 Block Hours, or 9.7%. The increase in Block Hours was primarily driven by one incremental 747-8F aircraft and one incremental 747-400F aircraft entering ACMI service, four incremental 767-200F aircraft entering CMI service and improvements in ACMI aircraft utilization. ACMI Revenue per Block Hour was $6,271 for 2015, compared with $6,764 in 2014, a decrease of $493 per Block Hour, or 7.3%. The decrease in Revenue per Block Hour reflects the impact of higher Revenue per Block Hour in 2014 resulting from customers that flew below their contractual minimums, payments received in 2014 related to a customer’s return of aircraft, and the impact of increased CMI flying in 2015.

Charter revenue increased $2.1 million, or 0.2%, primarily driven by an increase in both cargo and passenger flying, partially offset by a decrease in Revenue per Block Hour. Charter Block Hours were 50,239 for 2015 compared with 44,697 in 2014, an increase of 5,542 Block Hours, or 12.4%. The increase in Charter Block Hours was primarily driven by increased cargo and passenger demand from the AMC and increased commercial cargo demand, which was enhanced by the U.S. West Coast port disruption in early 2015. Charter Revenue per Block Hour was $18,089 for 2015 compared with $20,285 in 2014, a decrease of $2,196 per Block Hour, or 10.8%. This decrease was primarily driven by the impact of lower fuel prices, partially offset by higher Yields, excluding fuel.

Dry Leasing revenue increased $7.2 million, or 7.2%, primarily due to revenue from maintenance payments related to the scheduled returns of a 737-800 passenger aircraft in February 2015 and a 757-200 cargo aircraft in April 2015, partially offset by a reduction in the number of Dry Leased aircraft following the sale of the returned 737-800 passenger aircraft during the first quarter of 2015.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Operating Expenses
Salaries, wages and benefits	$351,372	$311,143	$40,229	12.9%
Aircraft fuel	333,390	404,263	(70,873)	(17.5)%
Maintenance, materials and repairs	202,337	203,567	(1,230)	(0.6)%
Aircraft rent	145,031	140,390	4,641	3.3%
Depreciation and amortization	128,740	120,793	7,947	6.6%
Travel	102,755	79,199	23,556	29.7%
Navigation fees, landing fees and other rent	99,345	131,138	(31,793)	(24.2)%
Passenger and ground handling services	83,185	86,820	(3,635)	(4.2)%
Loss on disposal of aircraft	1,538	14,679	(13,141)	(89.5)%
Special charge	17,388	15,114	2,274	15.0%
Other	234,073	116,120	117,953	101.6%

Total Operating Expenses	$1,699,154	$1,623,226

Salaries, wages and benefits increased $40.2 million, or 12.9%, primarily driven by increases to crewmember and ground staff costs due to higher Block Hours, crew training related to our investment in fleet growth and key initiatives.

Aircraft fuel decreased $70.9 million, or 17.5%, primarily due to fuel price decreases, partially offset by increased fuel consumption. The average fuel price per gallon for the Charter business was $2.27 for 2015, compared with $3.07 in 2014, a decrease of 26.1%. Fuel consumption increased by 15.3 million gallons, or 11.6%, reflecting the increase in Charter Block Hours operated. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Maintenance, materials and repairs decreased by $1.2 million, or 0.6%, reflecting a decrease of $12.6 million for 747-400 aircraft, partially offset by an increase of $7.5 million for 747-8F aircraft and $3.9 million for 767 aircraft. Heavy Maintenance expense on 747-400 aircraft decreased approximately $22.5 million due to a decrease in the number of C and D Checks, and the number of engine overhauls, partially offset by an increase of $6.1 million in Non-heavy Maintenance. Heavy Maintenance expense on 747-8F aircraft increased $5.1 million primarily due to an increase in unscheduled engine repairs, partially offset by a decrease in the number of C Checks. Heavy Maintenance expense on 767 aircraft decreased $1.6 million primarily due to a decrease in the number of C Checks. Line Maintenance increased by $5.5 million on 767 aircraft, $3.9 million on 747-400 aircraft and $2.4 million on 747-8F aircraft due to increased flying. Heavy airframe maintenance events and engine overhauls for 2015 and 2014 were:

Heavy Maintenance Events	2015	2014	Increase / (Decrease)
747-8F C Checks	4	5	(1)
747-400 C Checks	5	11	(6)
747-400 D Checks	4	6	(2)
767 C Checks	1	3	(2)
CF6-80 engine overhauls	10	14	(4)

Aircraft rent increased $4.6 million, or 3.3%, primarily due to a leased 747-400BCF aircraft that entered service in June 2015.

Depreciation and amortization increased $7.9 million, or 6.6%, primarily due to increased scrapping of rotable parts related to our engine and spare parts purchase program, which avoids more expensive repairs, and additional aircraft operating in 2015.

Travel increased $23.6 million, or 29.7%, primarily due to higher rates related to crewmember travel to higher cost locations and increased flying.

Navigation fees, landing fees and other rent decreased $31.8 million, or 24.2%, primarily due to a reduction in purchased capacity from the subcontracting of certain Charter flights.

Passenger and ground handling services decreased $3.6 million, or 4.2%, primarily due to lower rates related to ground handling for Charters, partially offset by increased flying.

Loss on disposal of aircraft in 2014 resulted from the trade-in of used spare engines for new engines as part of our engine acquisition program.

Special charge in 2015 primarily represents an $8.3 million loss on engines held for sale and a $7.7 million charge for the early termination of high-rate operating leases for two engines. Special charge in 2014 represents a $6.2 million loss on an aircraft held for sale, a $4.7 million loss related to a consolidated subsidiary’s receivable for a loan made to its then 51% U.K. shareholder and a $3.8 million expense recorded for termination benefits for certain employees (see Note 4 to our Financial Statements).

Other increased $118.0 million, or 101.6%, primarily due to the settlement of the U.S. class action litigation and related legal fees (see Note 12 to our Financial Statements), increased commission expense on higher revenue from the AMC and increased professional fees to support key initiatives.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(12,554)	$(18,480)	$(5,926)	(32.1)%
Interest expense	96,756	104,252	(7,496)	(7.2)%
Capitalized interest	(1,027)	(453)	574	126.7%
Loss on early extinguishment of debt	69,728	—	69,728	NM
Gain on investments	(13,439)	—	13,439	NM
Other expense (income), net	1,261	1,104	157	14.2%

NM represents year-over-year changes are not meaningful.

Interest income decreased $5.9 million, or 32.1%, primarily due to a decrease in our investments in Pass-Through Trust Certificates (“PTCs”). See Note 10 to our Financial Statements for further discussion.

Interest expense decreased $7.5 million, or 7.2%, primarily due to a decrease in interest rates resulting from the refinancing of higher-rate enhanced equipment trust certificates (“EETCs”) with lower-rate Convertible Notes (see Note 7 to our Financial Statements for further discussion) and a reduction in our average debt balances, reflecting payments of debt.

Loss on early extinguishment of debt was related to the refinancing of five EETCs with lower-rate Convertible Notes and the refinancing of two 747-8F term loans during 2015. See Note 7 to our Financial Statements for further discussion.

Gain on investments was related to the early redemption of certain PTC investments resulting from the refinancing of five EETCs with lower-rate Convertible Notes during 2015. See Notes 7 and 10 to our Financial Statements for further discussion.

Income taxes. Our effective income tax rates were benefits of 142.3% for 2015 and 14.2% for 2014. The effective income tax rate for 2015 differed from the U.S. federal statutory rate primarily due to an increase in income from our Dry Leasing business taxed at lower rates and income tax benefits related to extraterritorial income (“ETI”) (see Note 9 to our Financial Statements). The effective income tax rate for 2014 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $34.8 million, net of reserves, related to ETI. The effective income tax rates for both periods benefit from our intention to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S.

Segments

We use an economic performance metric (“Direct Contribution”) representing Income (loss) before taxes excluding special charges, gain on investments, gains and losses on the disposal of aircraft, loss on early extinguishment of debt and unallocated income and expenses, net. Direct Contribution shows the profitability of each segment after allocation of direct operating and ownership costs. We operate our service offerings through the following reportable segments: ACMI, Charter and Dry Leasing. The following table compares the Direct Contribution for our reportable segments (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2015	2014	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$185,615	$200,489	$(14,874)	(7.4)%
Charter	124,808	47,245	77,563	164.2%
Dry Leasing	42,023	33,224	8,799	26.5%

Total Direct Contribution	$352,446	$280,958	$71,488	25.4%

Unallocated income and expenses, net	$294,451	$161,616	$132,835	82.2%

ACMI Segment

ACMI Direct Contribution decreased $14.9 million, or 7.4%, primarily due to increases in crew costs due to crew training related to our investment in fleet growth, the impact of customers that flew below their contractual minimums in 2014 and payments received in 2014 related to a customer’s return of aircraft. Partially offsetting these decreases was a reduction in Heavy Maintenance expense and lower aircraft ownership costs from the refinancing of EETCs with lower-rate Convertible Notes.

Charter Segment

Charter Direct Contribution increased $77.6 million or 164.2%, primarily due to higher Yields, excluding fuel, increased cargo and passenger flying, as well as higher aircraft utilization, which was enhanced by the U.S. West Coast port disruption in early 2015. In addition, Charter Direct Contribution benefited from a reduction in Heavy Maintenance expense and lower aircraft ownership costs from the refinancing of EETCs with lower-rate Convertible Notes. Partially offsetting these improvements was an increase in crew costs due to crew training related to our investment in fleet growth.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $8.8 million, or 26.5%, primarily due to revenue from maintenance payments related to the scheduled returns of a 737-800 passenger aircraft in February 2015 and a 757-200 cargo aircraft in April 2015, partially offset by a reduction in the number of Dry Leased aircraft following the sale of the returned 737-800 passenger aircraft during the first quarter of 2015.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $132.8 million, or 82.2%, primarily due to the settlement of the U.S. class action litigation and related legal fees, increases in noncash expenses related to our Convertible Notes and the refinancing of debt and professional fees to support key initiatives.

Years Ended December 31, 2014 and 2013

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and notes thereto and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics in:

	2014	2013	Increase / (Decrease)	Percent Change
Block Hours
ACMI	115,042	115,358	(316)	(0.3)%
Charter:
Cargo	31,612	30,816	796	2.6%
Passenger	13,085	11,713	1,372	11.7%
Other	1,351	1,050	301	28.7%

Total Block Hours	161,090	158,937	2,153	1.4%

Revenue Per Block Hour
ACMI	$6,764	$6,545	$219	3.3%
Charter:
Cargo	$20,217	$19,829	$388	2.0%
Passenger	$20,449	$20,609	$(160)	(0.8)%
Charter Fuel
Average fuel cost per gallon	$3.07	$3.28	$(0.21)	(6.4)%
Fuel gallons consumed (000s)	131,787	124,949	6,838	5.5%

Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	8.5	7.8	0.7
747-400 Cargo	12.0	12.6	(0.6)
747-400 Dreamlifter	3.1	1.8	1.3
767-300 Cargo	2.0	1.8	0.2
767-200 Cargo	5.0	5.0	—
747-400 Passenger	1.2	1.3	(0.1)
767-300 Passenger	—	0.2	(0.2)
767-200 Passenger	1.0	0.5	0.5

Total	32.8	31.0	1.8
Charter
747-8F Cargo	0.5	0.6	(0.1)
747-400 Cargo	9.0	10.3	(1.3)
747-400 Passenger	1.7	1.7	—
767-300 Passenger	2.9	2.8	0.1

Total	14.1	15.4	(1.3)
Dry Leasing
777-200 Cargo	6.0	1.7	4.3
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	2.0	2.0	—

Total	10.0	5.7	4.3

Total Operating Aircraft	56.9	52.1	4.8

Out-of-service	1.0	0.9	0.1

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$778,091	$755,008	$23,083	3.1%
Charter	906,676	852,452	54,224	6.4%
Dry Leasing	100,059	35,168	64,891	NM
Other	14,372	14,272	100	0.7%

Total Operating Revenue	$1,799,198	$1,656,900	$142,298	8.6%

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

Special charge in 2014 represents a $6.2 million loss on an aircraft held for sale, a $4.7 million reserve related to a consolidated subsidiary’s receivable for a loan made to its then 51% U.K. shareholder and a $3.8 million expense recorded for termination benefits for certain employees (see Note 4 to our Financial Statements).

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

Income taxes. Our effective income tax rates were a benefit of 14.2% for 2014 and an expense of 20.2% for 2013. The effective income tax rate for 2014 is lower than in prior years primarily due to an income tax benefit of $34.8 million, net of reserves, related to ETI for 2014 compared to a benefit of $14.2 million, net of reserves, from ETI for 2013. The effective income tax rate for 2014 also reflects an income tax benefit resulting from our mix of income in foreign tax jurisdictions, the favorable change in our deferred foreign tax rates, and the restructuring of a consolidated subsidiary. The ETI tax benefit recorded in 2014 relates to income earned in prior years and was recognized in 2014 as a result of developments in the business and management decisions made during the year. The effective income tax rate for 2013 also reflects our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2014	2013	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$200,489	$228,581	$(28,092)	(12.3)%
Charter	47,245	48,606	(1,361)	(2.8)%
Dry Leasing	33,224	14,017	19,207	137.0%

Total Direct Contribution	$280,958	$291,204	$(10,246)	(3.5)%

Unallocated income and expenses, net	$161,616	$148,871	$12,745	8.6%

ACMI Segment

ACMI Direct Contribution decreased $28.1 million, or 12.3%, primarily due to an increase in Heavy maintenance expense on 747-400 and 747-8F aircraft, and lower 747-400 flying by certain ACMI customers, partially offset by increased 747-8F and CMI flying.

Charter Segment

Charter Direct Contribution decreased $1.4 million, or 2.8%, primarily due to increased Heavy maintenance expense and increases in crewmember travel and ground handling expenses from flying to higher cost locations. This was partially offset by an increase in the volume of passenger and cargo flying, as well as higher cargo aircraft utilization driven by increased demand and our decision to reduce capacity at the end of 2013.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $19.2 million, primarily due to the addition of three 777-200LRF aircraft in the first quarter of 2014, two 777-200LRF aircraft in the third quarter of 2013, and one 777-200LRF aircraft in the first quarter of 2013 that are being leased to customers on a long-term basis.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $12.7 million, or 8.6%, primarily driven by an increase in ground staff and third-party service provider costs required to support key initiatives, reduced capitalized interest and increased accruals for legal matters.

Reconciliation of GAAP to non-GAAP Financial Measures

To supplement our Financial Statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we present certain non-GAAP financial measures to assist in the evaluation of our business performance. These non-GAAP financial measures include Adjusted Net Income Attributable to Common Stockholders and adjusted diluted earnings per share (“Adjusted Diluted EPS”), which exclude certain noncash income and expenses, and items impacting year-over-year comparisons of our results. These non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

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

The following is a reconciliation of Net Income Attributable to Common Stockholders and Diluted EPS to the corresponding non-GAAP financial measures (in thousands, except per share data):

	2015	2014	Percent Change
Net Income Attributable to Common Stockholders	$7,286	$106,757	(93.2%)
After-tax impact from:
Noncash expenses and income, net (a)	4,137	(68)
ETI tax benefit	(4,008)	(34,755)
Gain on investments	(8,613)	—
Accrual for legal matters and U.S. class action professional fees	66,897	1,150
Charges associated with refinancing debt	47,049	—
Special charge (b)	11,462	10,930
Loss on disposal of aircraft	1,096	9,389

Adjusted Net Income Attributable to Common Stockholders	$125,306	$93,403	34.2%

Diluted EPS	$0.29	$4.25	(93.2%)

After-tax impact from:
Noncash expenses and income, net (a)	0.17	—
ETI tax benefit	(0.16)	(1.38)
Gain on investments	(0.34)	—
Accrual for legal matters and U.S. class action professional fees	2.67	0.05
Charges associated with refinancing debt	1.88	—
Special charge (b)	0.46	0.43
Loss on disposal of aircraft	0.04	0.37

Adjusted Diluted EPS	$5.01	$3.72	34.7%

	2014	2013	Percent Change
Net Income Attributable to Common Stockholders	$106,757	$93,837	13.8%
After-tax impact from:
Noncash expenses and income, net (a)	(68)	(715)
ETI tax benefit	(34,755)	(14,160)
Accrual for legal matters	1,150	—
Charges associated with refinancing debt	—	5,160
Special charge (b)	10,930	11,714
Loss on disposal of aircraft	9,389	224

Adjusted Net Income Attributable to Common Stockholders	$93,403	$96,060	(2.8%)

Diluted EPS	$4.25	$3.66	16.1%
After-tax impact from:
Noncash expenses and income, net (a)	—	(0.03)
ETI tax benefit	(1.38)	(0.55)
Accrual for legal matters	0.05	—
Charges associated with refinancing debt	—	0.20
Special charge (b)	0.43	0.46
Loss on disposal of aircraft	0.37	0.01

Adjusted Diluted EPS	$3.72	$3.75	(0.8%)

(a)	Noncash expenses and income, net in 2015 primarily related to amortization of the debt discount on the Convertible Notes. Noncash expenses and income, net in 2014 and 2013 primarily related to amortization and accretion of the debt, lease and investment discounts.
(b)	Included in Special charge in 2015 were a loss on engines held for sale and costs related to the early termination of high-rate operating leases for two engines. Included in Special charge in 2014 were employee termination benefits, a loan reserve, professional fees and tax adjustments related to a consolidated subsidiary, and a loss on a 737-800 aircraft held for sale.

Liquidity and Capital Resources

Significant liquidity events in 2015 were as follows:

Treasury Stock Transactions

During 2015, we repurchased 425,154 shares for $20.0 million under an open market repurchase program. See Note 15 to our Financial Statements for a discussion of our stock repurchase program.

Debt Transactions

In June 2015, we issued $224.5 million of Convertible Notes with a cash coupon of 2.25%. In July and August 2015, we used the majority of the proceeds from the Convertible Notes to refinance higher-rate EETCs related to five 747-400 freighter aircraft. The EETCs had an average cash coupon of 8.1%.

In October 2015, we refinanced two higher-rate term loans, in the aggregate amount of $195.2 million with a term loan at a fixed interest rate of 3.53%, secured by two 747-8F aircraft.

In November 2015, we borrowed $125.0 million for the delivery of our tenth 747-8F under a term loan secured by the aircraft at a fixed interest rate of 3.96%.

In December 2015, we borrowed $23.3 million related to the purchase and conversion of a 767-300BDSF aircraft under a term loan at a fixed interest rate of 3.72%.

Operating Activities.    Net cash provided by operating activities for 2015 was $372.9 million, compared with $273.1 million for 2014. The increase primarily reflects an increase in earnings, excluding noncash items and changes in the timing of working capital.

Investing Activities.    Net cash used for investing activities was $165.0 million for 2015, consisting primarily of $227.0 million of purchase deposits and payments for flight equipment, and $45.0 million of core capital expenditures, excluding flight equipment. Purchase deposits and payments for flight equipment in 2015 were primarily related to the purchase of a 747-8F aircraft, two 767-300 passenger aircraft and related freighter conversion costs and spare engines. Partially offsetting these investing activities were $80.3 million of proceeds from investments and $25.4 million of proceeds from disposal of aircraft. All capital expenditures for 2015 were funded through working capital, except for the aircraft financed as discussed above. Net cash used for investing activities was $548.4 million for 2014, consisting primarily of $519.4 million of purchase deposits and payments for flight equipment and $24.9 million of core capital expenditures, excluding flight equipment. Purchase deposits and payments for flight equipment in 2014 were primarily related to the purchase of three 777-200LRF aircraft.

Financing Activities.    Net cash used for financing activities was $80.5 million for 2015, which primarily reflected $568.9 million of payments on debt obligations, $52.9 million for the purchase of convertible note hedges, $36.1 million for the payment of debt extinguishment costs, $26.5 million related to the purchase of treasury stock and $14.5 million of debt issuance costs partially offset by $568.0 million of proceeds from debt issuance, $36.3 million from the sale of warrants and $16.1 million of customer maintenance reserves received. The proceeds from debt issuance and payments of debt obligations in 2015 reflect the refinancing of two term loans in the aggregate amount of $195.2 million and the refinancing of the EETCs discussed above. Net cash provided by financing activities was $252.0 million for 2014, which primarily reflected $572.6 million of proceeds from debt issuance and $17.6 million of customer maintenance reserves received, partially offset by $301.6 million of payments on debt obligations, $19.5 million related to the purchase of treasury stock and $17.1 million of debt issuance costs. The proceeds from debt issuance and payments of debt obligations in 2014 reflect the refinancing of a $103.6 million bridge loan with a note guaranteed by Ex-Im Bank.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund capital expenditures for 2016, and to pay amounts due related to the settlement of the U.S. class action litigation and the planned acquisition of Southern Air. Core capital expenditures for 2016 are expected to range between $50.0 to $60.0 million, which excludes flight equipment and capitalized interest. Our estimated payments for committed flight equipment purchases for 2016 are expected to range between $65.0 to $70.0 million. Total consideration expected to be paid in cash during 2016 for the acquisition of Southern Air is approximately $110.0 million, subject to customary working capital and other adjustments.

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

Contractual Obligations

The table below provides details of our balances available under credit agreements and future cash contractual obligations as of December 31, 2015 (in millions):

	Total Obligations	Payments Due by Period
		2016	2017 - 2018	2019 - 2020	Thereafter
Debt (1)	$2,008.0	$171.5	$350.0	$459.3	$1,027.2
Interest on debt (2)	343.8	65.0	111.7	87.5	79.6
Aircraft and engine operating leases	993.4	132.1	262.0	275.6	323.7
Other operating leases	8.3	4.4	2.9	0.7	0.3
Legal settlement obligation	100.0	35.0	65.0	—	—

Total Contractual Obligations	$3,453.5	$408.0	$791.6	$823.1	$1,430.8

(1)	Debt reflects gross amounts (see Note 7 to our Financial Statements for a discussion of the related unamortized discount).
(2)	Amount represents interest on fixed and floating rate debt at December 31, 2015.

We maintain a noncurrent liability for unrecognized income tax benefits. To date, we have not resolved the ultimate cash settlement of this liability. As a result, we are not in a position to estimate with reasonable certainty the date upon which this liability would be payable.

Description of Our Debt Obligations

See Note 7 to our Financial Statements for a description of our debt obligations.

Off-Balance Sheet Arrangements

Fourteen of our forty-nine operating and Dry Leased aircraft are under operating leases (this excludes aircraft provided by CMI customers). Five are leased through trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. All fixed price options reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that would obligate us to absorb decreases in value or entitle us to participate in increases in the value of the aircraft. We have not consolidated any of the aircraft-leasing trusts because we are not the primary beneficiary. In addition, we reviewed the other nine Atlas aircraft that are under operating leases but not financed through a trust and determined that none of them would be consolidated upon the application of accounting for consolidations. Our maximum exposure under all operating leases is the remaining lease payments, which amounts are reflected in the future lease commitments above and described in Note 8 to our Financial Statements.

There were no changes in our off-balance sheet arrangements during the fiscal year ended December 31, 2015.

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

Heavy Maintenance

Except for engines used on our 747-8F aircraft, we account for heavy maintenance costs for airframes and engines used in our ACMI and Charter segments using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs. This method can result in expense volatility between quarterly and annual periods, depending on the number and type of heavy maintenance events performed.

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method. Under this method, we capitalize the cost of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required.

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

We have recorded reserves for income taxes that may become payable in future years. Although management believes that its positions taken on income tax matters are reasonable, we have nevertheless established tax reserves in recognition that various taxing authorities may challenge certain of the positions taken by us, potentially resulting in additional liabilities for taxes.

Business Combinations and Intangible Assets

We account for business combinations using the purchase method. Under the purchase method, we record identifiable assets acquired and liabilities assumed at their estimated fair value on the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires us to make estimates and assumptions that affect our financial statements. Historically, intangible assets acquired have finite lives and are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets are expected to generate revenue.

Legal and Regulatory Matters

We are party to legal and regulatory proceedings with respect to a variety of matters in multiple jurisdictions. We evaluate the likelihood of an unfavorable outcome of these proceedings each quarter. Our judgments are subjective and are based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel.

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

Aircraft Fuel.    Our results of operations are affected by changes in the price and availability of aircraft fuel. We have limited fuel risk for our Charter business. Market risk is estimated at a hypothetical 20% increase or decrease in the 2015 average cost per gallon of fuel. Based on actual 2015 fuel consumption for commercial customers in Charter, such an increase would have resulted in an increase to aircraft fuel expense of approximately $33.6 million in 2015. For our AMC-related Charter flights, the contracted fuel prices are established and fixed by the AMC. We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for AMC-related Charter flights exceeds the fixed price; if the price of fuel paid by us is less than the fixed price, then we pay the difference to the AMC. ACMI and Dry Leasing do not create an aircraft fuel market risk, as the cost of fuel is borne by the customer.

Variable Interest Rates.    Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. As of December 31, 2015, approximately $98.0 million of our debt at face value had variable interest rates. If interest rates would have increased or decreased by a hypothetical 20% in the underlying rate as of December 31, 2015, our annual interest expense would have changed in 2015 by approximately $0.6 million.

Foreign Currency.    We have limited exposure to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition. Our largest exposure comes from the Brazilian real.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Atlas Air Worldwide Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlas Air Worldwide Holdings, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

New York, New York

February 18, 2016

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$425,950	$298,601
Short-term investments	5,098	17,802
Restricted cash	12,981	14,281
Accounts receivable, net of allowance of $1,247 and $1,658, respectively	164,308	162,092
Prepaid maintenance	6,052	20,806
Prepaid expenses and other current assets	37,548	51,599

Total current assets	651,937	565,181
Property and Equipment
Flight equipment	3,687,248	3,448,791
Ground equipment	58,487	51,418
Less: accumulated depreciation	(450,217)	(348,036)
Purchase deposits for flight equipment	39,678	20,054

Property and equipment, net	3,335,196	3,172,227
Other Assets
Long-term investments and accrued interest	37,604	120,478
Deposits and other assets	81,183	81,981
Intangible assets, net	58,483	67,410

Total Assets	$4,164,403	$4,007,277

Liabilities and Equity
Current Liabilities
Accounts payable	$93,278	$42,864
Accrued liabilities	293,138	251,594
Current portion of long-term debt	161,811	181,193

Total current liabilities	548,227	475,651
Other Liabilities
Long-term debt	1,739,496	1,736,747
Deferred taxes	286,928	311,668
Other liabilities	135,569	65,416

Total other liabilities	2,161,993	2,113,831
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 28,955,445 and 28,561,160 shares issued, 24,636,651 and 24,807,718, shares outstanding (net of treasury stock), as of December 31, 2015 and December 31, 2014, respectively	290	286
Additional paid-in-capital	625,244	573,133
Treasury stock, at cost; 4,318,794 and 3,753,442 shares, respectively	(171,844)	(145,322)
Accumulated other comprehensive loss	(6,063)	(9,572)
Retained earnings	1,006,556	999,270

Total equity	1,454,183	1,417,795

Total Liabilities and Equity	$4,164,403	$4,007,277

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Operating Revenue
ACMI	$791,442	$778,091	$755,008
Charter	908,753	906,676	852,452
Dry leasing	107,218	100,059	35,168
Other	15,246	14,372	14,272

Total Operating Revenue	1,822,659	1,799,198	1,656,900

Operating Expenses
Salaries, wages and benefits	351,372	311,143	299,136
Aircraft fuel	333,390	404,263	410,353
Maintenance, materials and repairs	202,337	203,567	162,972
Aircraft rent	145,031	140,390	160,415
Depreciation and amortization	128,740	120,793	86,389
Travel	102,755	79,199	61,420
Navigation fees, landing fees and other rent	99,345	131,138	90,733
Passenger and ground handling services	83,185	86,820	72,503
Loss on disposal of aircraft	1,538	14,679	351
Special charge	17,388	15,114	18,642
Other	234,073	116,120	107,196

Total Operating Expenses	1,699,154	1,623,226	1,470,110

Operating Income	123,505	175,972	186,790

Non-operating Expenses (Income)
Interest income	(12,554)	(18,480)	(19,813)
Interest expense	96,756	104,252	83,659
Capitalized interest	(1,027)	(453)	(2,350)
Loss on early extinguishment of debt	69,728	—	5,518
Gain on investments	(13,439)	—	—
Other expense (income), net	1,261	1,104	1,954

Total Non-operating Expenses (Income)	140,725	86,423	68,968

Income (loss) before income taxes	(17,220)	89,549	117,822
Income tax expense (benefit)	(24,506)	(12,678)	23,833

Net Income	7,286	102,227	93,989
Less: Net income (loss) attributable to noncontrolling interests	—	(4,530)	152

Net Income Attributable to Common Stockholders	$7,286	$106,757	$93,837

Earnings per share:
Basic	$0.29	$4.26	$3.67

Diluted	$0.29	$4.25	$3.66

Weighted average shares:
Basic	24,833	25,031	25,541

Diluted	25,018	25,127	25,627

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net Income	$7,286	$102,227	$93,989
Other comprehensive income (loss):
Interest rate derivatives:
Net change in fair value	—	(251)	1,386
Reclassification to interest expense	6,129	2,724	3,064
Income tax expense	(2,277)	(1,022)	(1,207)
Foreign currency translation:
Translation adjustment	(343)	(168)	700

Other comprehensive income	3,509	1,283	3,943

Comprehensive Income	10,795	103,510	97,932
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(4,352)	509

Comprehensive Income Attributable to Common Stockholders	$10,795	$107,862	$97,423

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Twelve Months Ended
	2015	2014	2013
Operating Activities:
Net Income Attributable to Common Stockholders	$7,286	$106,757	$93,837
Net income (loss) attributable to noncontrolling interests	—	(4,530)	152

Net Income	7,286	102,227	93,989
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	147,604	138,324	101,671
Accretion of debt securities discount	(4,651)	(7,947)	(8,889)
Provision for allowance for doubtful accounts	171	643	178
Special charge, net of cash payments	16,351	12,013	18,642
Loss on early extinguishment of debt	69,728	—	5,518
Loss on disposal of aircraft	1,538	14,679	351
Deferred taxes	(25,898)	(12,714)	22,856
Stock-based compensation expense	16,181	13,606	16,690
Changes in:
Accounts receivable	2,016	(21,070)	(6,029)
Prepaid expenses, current assets and other assets	23,171	23,605	(192)
Accounts payable and accrued liabilities	119,390	9,779	57,308

Net cash provided by operating activities	372,887	273,145	302,093
Investing Activities:
Capital expenditures	(45,040)	(24,920)	(29,531)
Purchase deposits and payments for flight equipment	(227,048)	(519,399)	(573,416)
Changes in restricted cash	1,300	(7,790)	(6,491)
Proceeds from investments	80,302	3,728	5,569
Proceeds from insurance	—	—	9,109
Proceeds from disposal of aircraft	25,441	—	4,780

Net cash used for investing activities	(165,045)	(548,381)	(589,980)
Financing Activities:
Proceeds from debt issuance	568,033	572,552	709,484
Customer maintenance reserves received	16,148	17,555	2,907
Customer maintenance reserves paid	(3,801)	—	—
Refund of accelerated share repurchase	—	—	21,886
Prepayment of accelerated share repurchase	—	—	(21,886)
Proceeds from sale of warrants	36,290	—	—
Payments for convertible note hedges	(52,903)	—	—
Proceeds from stock option exercises	1,193	69	—
Excess tax benefit from stock-based compensation expense	555	8	465
Payment of debt issuance costs	(14,509)	(17,117)	(19,769)
Purchase of treasury stock	(26,522)	(19,496)	(80,976)
Payment of debt extinguishment costs	(36,054)	—	—
Payments of debt	(568,923)	(301,550)	(412,171)

Net cash (used for) provided by financing activities	(80,493)	252,021	199,940
Net increase (decrease) in cash and cash equivalents	127,349	(23,215)	(87,947)
Cash and cash equivalents at the beginning of period	298,601	321,816	409,763

Cash and cash equivalents at the end of period	$425,950	$298,601	$321,816

Non-cash Investing and Financing Activities:
Acquisition of flight equipment and assumed debt	$—	$—	$90,498

Acquisition of flight equipment included in Accounts payable and accrued liabilities	$33,294	$29,087	$21,823

Disposition of aircraft included in Accounts receivable	$—	$5,072	$—

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$277	$(44,850)	$544,421	$(14,263)	$798,676	$1,284,261	$3,843	$1,288,104
Net Income (loss)	—	—	—	—	93,837	93,837	152	93,989
Other comprehensive income (loss)	—	—	—	3,586	—	3,586	357	3,943
Stock option and restricted stock compensation	—	—	16,690	—	—	16,690	—	16,690
Purchase of 1,932,101 shares of treasury stock	—	(80,976)	—	—	—	(80,976)	—	(80,976)
Issuance of 527,289 shares of restricted stock	5	—	(5)	—	—	—	—	—
Prepayment of accelerated share repurchase	—	—	(21,886)	—	—	(21,886)	—	(21,886)
Refund of accelerated share repurchase	—	—	21,886	—	—	21,886	—	21,886
Reversal of prior year deferred tax	—	—	(90)	—	—	(90)	—	(90)
Tax benefit (expense) on restricted stock and stock options	—	—	465	—	—	465	—	465

Balance at December 31, 2013	$282	$(125,826)	$561,481	$(10,677)	$892,513	$1,317,773	$4,352	$1,322,125

Net Income (loss)	—	—	—	—	106,757	106,757	(4,530)	102,227
Other comprehensive income (loss)	—	—	—	1,105	—	1,105	178	1,283
Stock option and restricted stock compensation	—	—	13,606	—	—	13,606	—	13,606
Purchase of 591,858 shares of treasury stock	—	(19,496)	—	—	—	(19,496)	—	(19,496)
Exercise of 2,500 employee stock options	—	—	69	—	—	69	—	69
Issuance of 358,447 shares of restricted stock	4	—	(4)	—	—	—	—	—
Tax benefit (expense) on restricted stock and stock options	—	—	(2,019)	—	—	(2,019)	—	(2,019)

Balance at December 31, 2014	$286	$(145,322)	$573,133	$(9,572)	$999,270	$1,417,795	$—	$1,417,795

Net Income	—	—	—	—	7,286	7,286	—	7,286
Other comprehensive income	—	—	—	3,509	—	3,509	—	3,509
Stock option and restricted stock compensation	—	—	16,181	—	—	16,181	—	16,181
Purchase of 565,352 shares of treasury stock	—	(26,522)	—	—	—	(26,522)	—	(26,522)
Exercise of 25,373 employee stock options	—	—	1,193	—	—	1,193	—	1,193
Issuance of 368,912 shares of restricted stock	4	—	(4)	—	—	—	—	—
Equity component of convertible notes, net of tax	—	—	32,234	—	—	32,234	—	32,234
Purchase of convertible note hedges, net of tax	—	—	(33,837)	—	—	(33,837)	—	(33,837)
Issuance of warrants	—	—	36,290	—	—	36,290	—	36,290
Tax benefit (expense) on restricted stock and stock options	—	—	54	—	—	54	—	54

Balance at December 31, 2015	$290	$(171,844)	$625,244	$(6,063)	$1,006,556	$1,454,183	$—	$1,454,183

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

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

Certain reclassifications have been made to prior periods’ consolidated financial statement amounts and related note disclosures to conform to the current year’s presentation, including the presentation of segments, debt issuance costs and deferred taxes (see Notes 2 and 11 for further discussion).

2.     Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the amounts reported in these financial statements and the related disclosures. Actual results may differ from those estimates. Estimates are used in determining, among other items, asset lives and residual values, cash flows for impairment analysis, heavy maintenance costs, income tax accounting, business combinations, intangible assets, contingent liabilities (including, but not limited to litigation accruals), valuation allowances (including, but not limited to, those related to receivables, expendable parts inventory and deferred taxes), stock-based compensation and self-insurance employee benefit accruals.

Revenue Recognition

Revenue from ACMI and CMI contracts is typically recognized as the block hours are operated on behalf of a customer during a given month, as defined contractually, based on flight departure. The time interval between when an aircraft departs the terminal until it arrives at the destination terminal is measured in hours and called a “Block Hour”. If a customer flies below a minimum contracted Block Hour guarantee, the contracted minimum revenue amounts are recognized as revenue. We recognize revenue for Charter upon flight departure.

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

Accounts Receivable

We perform a monthly evaluation of our accounts receivable and establish an allowance for doubtful accounts based on our best estimate of probable credit losses resulting from the inability or unwillingness of our customers to make required payments. Account balances are charged off against the allowance when we determine that the receivable will not be recovered.

Escrow Deposits and Letters of Credit

We had $3.9 million as of December 31, 2015 and $5.3 million as of December 31, 2014, for certain deposits required in the normal course of business for various items including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits, insurance and cash pledged under standby letters of credit related to collateral. These amounts are included in Deposits and other assets.

Expendable Parts

Expendable parts, materials and supplies for flight equipment are carried at average acquisition costs and are included in Prepaid expenses and other current assets. When used in operations, they are charged to maintenance expense. Allowances for excess and obsolescence for expendable parts expected to be on hand at the date aircraft are retired from service are provided over the estimated useful lives of the related airframes and engines. These allowances are based on management estimates, which are subject to change as conditions in the business evolve. The net book value of expendable parts inventory was $18.1 million as of December 31, 2015 and $17.5 million at December 31, 2014, net of allowances for obsolescence of $19.7 million at December 31, 2015 and $16.6 million at December 31, 2014.

Property and Equipment

We record property and equipment at cost and depreciate these assets to their estimated residual values on a straight-line basis over their estimated useful lives or average remaining fleet lives. We review these assumptions at least annually and adjust depreciation on a prospective basis. Expenditures for major additions, improvements and flight equipment modifications are generally capitalized and depreciated over the shorter of the estimated life of the improvement, the modified assets’ remaining life or remaining lease term. Most of our flight equipment is specifically pledged as collateral for our indebtedness. The estimated useful lives of our property and equipment are as follows:

Range
Flight equipment	3 to 40 years
Computer software and equipment	3 to 5 years
Ground handling equipment and other	3 to 5 years

Depreciation expense related to property and equipment was $122.2 million in 2015, $114.0 million in 2014 and $83.9 million in 2013.

The net book value of flight equipment on dry lease to customers was $887.9 million as of December 31, 2015 and $890.1 million as of December 31, 2014. The accumulated depreciation for flight equipment on dry lease to customers was $64.5 million as of December 31, 2015 and $38.8 million as of December 31, 2014.

Rotable parts are recorded in Property and equipment, net, and are depreciated over their average remaining fleet lives and written off when they are determined to be beyond economic repair. The net book value of rotable parts inventory was $125.6 million as of December 31, 2015 and $108.2 million as of December 31, 2014.

Capitalized Interest on Purchase Deposits

Interest on funds used to finance the acquisition of flight equipment up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Included in capitalized interest is the interest paid on the purchase deposit borrowings directly associated with the acquisition of flight equipment. The remainder of capitalized interest recorded on the acquisition of flight equipment is determined by taking the weighted average cost of funds associated with our other debt and applying it against the amounts paid as purchase deposits.

Impairment of Long-Lived Assets

We record impairment charges on long-lived assets when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the associated carrying amount and the net book value of the assets exceeds the associated estimated fair value.

For flight equipment used in our ACMI and Charter segments, assets are grouped at the operating fleet level for impairment testing. For flight equipment used in our Dry Leasing segment, assets are tested on an individual basis for impairment.

In developing estimates for flight equipment and cash flows, we use external appraisals and other industry data for the various equipment types, anticipated utilization of the assets, revenue generated, associated costs and length of service.

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

Variable Interest Entities and Off-Balance Sheet Arrangements

We hold a 50% interest in Global Aviation Technical Solutions Co, Ltd. (“GATS”), a joint venture with an unrelated third party. The purpose of the joint venture is to purchase rotable parts and provide repair services for those parts, primarily for our 747-8F aircraft. The joint venture is a variable interest entity and we have not consolidated GATS because we are not the primary beneficiary as we do not exercise financial control. Our investment in GATS was $20.7 million as of December 31, 2015 and $16.4 million as of December 31, 2014 and our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts. GATS does not have any third-party debt obligations. We had Accounts payable to GATS of $2.3 million as of December 31, 2015 and $1.5 million as of December 31, 2014.

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

We have recorded reserves for income taxes that may become payable in future years. Although management believes that its positions taken on income tax matters are reasonable, we have nevertheless established tax reserves in recognition that various taxing authorities may challenge certain of the positions taken by us, potentially resulting in additional liabilities for taxes.

Heavy Maintenance

Except for engines used on our 747-8F aircraft, we account for heavy maintenance costs for airframes and engines used in our ACMI and Charter segments using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs.

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method. Under this method, we capitalize the cost of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required. As of December 31, 2015, we had not capitalized any heavy maintenance costs under the deferral method.

Prepaid Maintenance Deposits

Certain of our aircraft financing agreements require security deposits to our finance providers to ensure that we perform major maintenance as required. These are substantially refundable to us and are, therefore, accounted for as deposits and included in Prepaid maintenance and in Deposits and other assets. Such amounts were $47.2 million as of December 31, 2015 and $54.5 million at December 31, 2014.

Foreign Currency

While most of our revenues are denominated in U.S. dollars, our results of operations may be exposed to the effect of fluctuations in the U.S. dollar value of foreign currency-denominated operating revenues and expenses. Our largest exposures come from the Brazilian real. We do not currently have a foreign currency hedging program related to our foreign currency-denominated transactions. Gains or losses resulting from foreign currency transactions are included within Non-operating expenses (income).

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

The following table summarizes interest and income taxes paid:

	2015	2014	2013
Interest paid	$75,135	$84,265	$68,026
Income taxes paid, net of refunds	$(228)	$1,181	$238

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) amended its guidance on the classification of deferred income taxes on the balance sheet. The new guidance requires companies to classify all deferred income taxes as noncurrent. We early adopted this guidance retrospectively effective December 31, 2015 and its adoption did not have a material impact on our financial condition, results of operations or cash flows. The amount of current deferred tax assets reclassified on our balance sheet was $40.9 million at December 31, 2014.

In September 2015, the FASB amended its guidance for simplifying the accounting for business combination measurement-period adjustments. The new guidance requires an acquirer to record the income statement effects, if any, as a result of the change in provisional amounts in the period’s financial statements when the adjustment is determined, calculated as if the accounting had been completed at the acquisition date. This amendment eliminates the requirement to retrospectively account for provisional adjustments. This standard is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years.

In April 2015, the FASB amended its guidance for presenting debt issuance costs. The new guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the carrying amount of the related debt liability instead of as an asset. We early adopted this guidance retrospectively effective March 31, 2015 and its adoption did not have a material impact on our financial condition, results of operations or cash flows. The amount of debt issuance costs classified on our balance sheet as a reduction of debt was $57.3 million at December 31, 2015 and $55.1 million at December 31, 2014.

In May 2014, the FASB amended its accounting guidance for revenue recognition. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided. It also requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date by one year to the beginning of 2018. Early adoption of the standard is permitted, but not before the beginning of 2017. We are currently assessing the impact the amended guidance will have on our financial statements.

3.     DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”), holds a 49% equity interest and a 25% voting interest in Polar. Polar is a variable interest entity and we do not consolidate Polar because we are not the primary beneficiary as the risks associated with the direct costs of operation are with DHL. Under a 20-year blocked space agreement, which began in 2008 (the “BSA”), Polar provides air cargo capacity to DHL. In addition to the BSA, Atlas and Polar have a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate that escalates annually. Under the flight services agreement, Atlas provides Polar with crew, maintenance and insurance for the aircraft. Under other separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. DP has guaranteed DHL’s (and Polar’s) obligations under the various transaction agreements described above. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to herein as the “DHL Agreements”. The DHL Agreements provide us with a guaranteed revenue stream from six 747 aircraft that have been dedicated to Polar for outsourced airport-to-airport wide-body cargo aircraft solutions for the benefit of DHL and other customers’ freight due to monthly minimum Block Hour guarantees over the life of the agreements.

In accordance with the DHL Agreements, Polar flies for DHL’s transpacific express network and DHL provides financial support and also assumed the risks and rewards of the operations of Polar. In addition to transpacific routes, Polar also flies between the Asia Pacific region, the Middle East and Europe on behalf of DHL and other customers.

The BSA established DHL’s capacity purchase commitments on Polar flights. DHL has the right to terminate the 20-year BSA at the tenth and fifteenth anniversaries of commencement, which was October 27, 2008. Either party may terminate for cause (as defined) at any time. With respect to DHL, “cause” includes Polar’s inability to meet certain departure and arrival criteria for an extended period of time and upon certain change-of-control events, in which case DHL may be entitled to liquidated damages from Polar.

Polar operates six 747-400 freighter aircraft and four 747-8F aircraft that are subleased from us. Atlas operates two additional 747-8F and one additional 747-400 aircraft to support the Polar network and DHL through commercial agreements whereby Atlas provides ACMI services to Polar. Atlas also provides incremental charter capacity to Polar on an ad hoc basis. We fly CMI service for three 767-300 aircraft, two of which are owned by DHL and one that is Dry Leased by Titan to DHL, and nine 767-200 freighters owned by DHL. The 767 CMI aircraft support both DHL’s North American and intra-Asian networks. Except for any liquidated damages that we could incur as described above, we do not have any continuing financial exposure to fund debt obligations or operating losses of Polar. The following table summarizes our transactions with Polar:

Revenue and Expenses:	2015	2014	2013
Revenue from Polar	$399,113	$325,053	$294,401
Ground handling and airport fees paid to Polar	$2,019	$1,909	$1,174

Accounts receivable/payable as of December 31:	2015	2014
Receivables from Polar	$6,527	$5,702
Payables to Polar	$4,660	$2,611

Aggregate Carrying Value of Polar Investment as of December 31:	2015	2014
	$4,870	$4,870

4.     Special Charge

During 2015, we entered into agreements to sell five aircraft engines. As of December 31, 2015, we classified the engines as held for sale, recognized an impairment loss of $8.3 million and ceased depreciation on the engines. The aggregate carrying value of the engines held for sale at December 31, 2015 was $7.7 million, which was included within Prepaid expenses and other current assets in the consolidated balance sheets. The sales are expected to be completed during the first quarter of 2016.

In addition, we recognized a charge of $7.7 million related to the early termination of high-rate operating leases for two engines.

During 2014, we entered into an agreement to sell a 737-800 aircraft used in our Dry Leasing business. As of December 31, 2014, we classified the aircraft as held for sale, recognized a loss of $6.2 million and ceased depreciation on the aircraft. The aggregate carrying value of the aircraft held for sale at December 31, 2014 was $25.0 million, which was included within Prepaid expenses and other current assets in the consolidated balance sheets. The sale was completed during the first quarter of 2015.

Also during 2014, we recognized $3.8 million, of employee termination benefits related to British Airways Plc’s (“British Airways”) return of three 747-8F aircraft. In addition, we recognized a loss of $4.7 million during 2014 related to a loan from Global Supply Systems Limited (“GSS”), a consolidated subsidiary, to its then 51% U.K. shareholder.

A summary of the Special charge liabilities is as follows:

	Lease Termination Costs	GSS Employee Termination Benefits	Other	Total
Liability as of December 31, 2014	$2,437	$1,014	$100	$3,551
Special charge items, net	392	35	14	441
Cash payments	(2,829)	(1,049)	(114)	(3,992)

Liability as of December 31, 2015	$—	$—	$—	$—

5.     Intangible Assets, net

The following table presents our Intangible assets, net as of December 31:

	2015	2014
Fair value adjustments on operating leases	$45,531	$45,531
Lease intangibles	57,203	57,203
Less: accumulated amortization	(44,251)	(35,324)

	$58,483	$67,410

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

Amortization expense related to intangible assets amounted to $8.9 million in 2015, $9.4 million in 2014 and $4.9 million in 2013.

The estimated future amortization expense of intangible assets as of December 31, 2015 is as follows:

2016	$8,213
2017	7,922
2018	7,647
2019	6,948
2020	6,773
Thereafter	20,980

Total	$58,483

6.     Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2015	2014
Customer maintenance reserves	$70,252	$64,756
Maintenance	52,070	50,702
Salaries, wages and benefits	51,649	48,548
Class action settlement	35,000	—
Aircraft fuel	12,983	15,078
Deferred revenue	12,702	10,705
Other	58,482	61,805

Accrued liabilities	$293,138	$251,594

7.     Debt

Our debt obligations, as of December 31:

	2015	2014
Ex-Im Bank guaranteed notes	$689,720	$760,389
Term loans	1,013,265	945,813
Convertible Notes	170,300	—
EETCs	28,022	211,738

Total debt	1,901,307	1,917,940
Less current portion of debt	(161,811)	(181,193)

Long-term debt	$1,739,496	$1,736,747

At December 31, 2015 and 2014, we had $106.8 million and $91.0 million, respectively, of unamortized debt discounts and debt issuance costs.

Many of our financing instruments have cross-default provisions and contain limitations on our ability to, among other things, pay certain dividends or make certain other restricted payments, consummate certain asset sales, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

Description of our Debt Obligations

Ex-Im Bank Guaranteed Notes

We have issued various notes guaranteed by the Export-Import Bank of the United States (“Ex-Im Bank”), each secured by a mortgage on a 747-8F or 777-200LRF aircraft (the “Ex-Im Guaranteed Notes”). In connection with the issuance of Ex-Im Guaranteed Notes, we paid usual and customary commitment and other fees associated with this type of financing. In addition, there are customary covenants, events of default and certain operating conditions that we must meet for the Ex-Im Guaranteed Notes. These notes accrue interest at a fixed rate with principal and interest payable quarterly.

The following table summarizes the terms and balances for each note guaranteed by Ex-Im Bank as of December 31 (in millions):

	Issue Date	Face Value	Collateral Aircraft Tail Number	Original Term	Fixed Interest Rate	2015	2014
2014 Ex-Im Guaranteed Note	2014	$140.6	N854GT	134 months	2.67%	$118.7	$129.8
First 2013 Ex-Im Guaranteed Note	2013	143.0	N855GT	12 years	1.83%	115.7	126.8
Second 2013 Ex-Im Guaranteed Note	2013	88.0	MSN 35606	90 months	1.84%	62.9	74.2
First 2012 Ex-Im Guaranteed Note	2012	142.0	N850GT	12 years	2.02%	104.1	115.2
Second 2012 Ex-Im Guaranteed Note	2012	142.7	N851GT	12 years	1.73%	107.2	118.4
Third 2012 Ex-Im Guaranteed Note	2012	142.8	N852GT	12 years	1.56%	106.9	118.1
Fourth 2012 Ex-Im Guaranteed Note	2012	143.2	N853GT	12 years	1.48%	109.8	121.1

						$725.3	$803.6

Term Loans

We have entered into various term loans to finance the acquisition of aircraft. Each term loan requires payment of principal and interest quarterly in arrears. Funds available under each term loan agreement are subject to usual and customary fees, and funds drawn under the loan agreements typically bear interest at a fixed rate based on LIBOR, plus a margin. Each facility is guaranteed by us and subject to customary covenants and events of default.

In October 2015, we refinanced two higher-rate term loans, in the aggregate amount of $195.2 million, with a new term loan (the “First 2015 Term Loan”). The First 2015 Term Loan is secured by a mortgage against aircraft tail numbers N857GT and N858GT. In connection with this refinancing, we recognized a $3.0 million loss on early extinguishment of debt which was paid and reflected as a financing activity in the consolidated statements of cash flows.

In November 2015, we borrowed $125.0 million for the delivery of a 747-8F aircraft under a term loan (the “Second 2015 Term Loan”). The Second 2015 Term Loan is secured by a mortgage against aircraft tail number N859GT. The Second 2015 Term Loan is cross-collateralized and cross-defaulted with the First 2015 Term Loan.

In December 2015, we borrowed $23.3 million related to the purchase and conversion of a 767-300BDSF aircraft under a term loan (the “Third 2015 Term Loan”). The Third 2015 Term Loan is secured by a mortgage against aircraft tail number N647GT.

In 2014, we purchased three 777-200LRF aircraft that are leased to a customer on a long-term basis and entered into six separate term loans in the aggregate amount of $432.0 million each secured by a mortgage on the aircraft and the attached leases.

The following table summarizes the terms and balances for each term loan outstanding as of December 31 (in millions):

	Issue Date	Face Value	Collateral Aircraft Tail Number	Original Term	Interest Rate Type	Interest Rate at
						2015	2014	2015	2014
First 2015 Term Loan	2015	$195.2	N857GT, N858GT	97 months	Fixed	3.53%	—%	$191.7	$—
Second 2015 Term Loan	2015	125.0	N859GT	12 years	Fixed	3.96%	—%	125.0	—
Third 2015 Term Loan	2015	23.3	N647GT	8 years	Fixed	3.72%	—%	23.3	—
First 2014 Term Loan	2014	115.0	MSN 38969	114 months	Fixed	4.48%	4.48%	101.7	108.9
Second 2014 Term Loan	2014	30.8	MSN 38969	114 months	Fixed	7.30%	7.30%	25.7	28.1
Third 2014 Term Loan	2014	115.0	MSN 37138	118 months	Fixed	4.57%	4.57%	101.4	108.3
Fourth 2014 Term Loan	2014	29.0	MSN 37138	118 months	Fixed	7.29%	7.29%	24.6	26.8
Fifth 2014 Term Loan	2014	115.0	MSN 39286	116 months	Fixed	4.51%	4.51%	102.9	109.9
Sixth 2014 Term Loan	2014	27.2	MSN 39286	116 months	Fixed	7.35%	7.35%	23.6	25.7
First 2013 Term Loan	2013	119.5	MSN 36201	89 months	Variable	3.12%	3.06%	98.0	104.6
Second 2013 Term Loan	2013	110.0	MSN 36200	88 months	Fixed	4.18%	4.18%	93.1	100.6
First 2012 Term Loan	2012	35.7	N464MC, N465MC, N640GT, N641GT	5 years	Fixed	6.91%	6.91%	8.9	15.5
Second 2012 Term Loan	2012	8.5	N642GT	5 years	Fixed	6.89%	6.89%	—	3.9
Third 2012 Term Loan	2012	26.0	MSN 29681	7 years	Fixed	4.27%	4.27%	14.8	18.6
First 2011 Term Loan	2011	120.3	N856GT	12 years	Fixed	6.16%	6.16%	95.5	101.9
Second 2011 Term Loan	2011	120.0	N857GT	12 years	Fixed	—%	6.37%	—	102.5
Third 2011 Term Loan	2011	120.0	N858GT	12 years	Fixed	—%	6.37%	—	102.5

								$1,030.2	$957.8

Convertible Notes

In June 2015, we issued $224.5 million aggregate principal amount of convertible senior notes (the “Convertible Notes”) in an underwritten public offering. The Convertible Notes are senior unsecured obligations and accrue interest payable semiannually on June 1 and December 1 of each year at a fixed rate of 2.25%. The Convertible Notes will mature on June 1, 2022, unless earlier converted or repurchased pursuant to their terms.

During 2015, we used proceeds from the issuance of the Convertible Notes to refinance higher-rate equipment notes funded by enhanced equipment trust certificates (“EETCs”) related to five 747-400 freighter aircraft owned by us in the aggregate amount of $187.8 million. The EETCs had an average cash coupon of

8.1%. In connection with the refinancing, we recognized a $66.7 million loss on early extinguishment of debt, of which $34.0 million was related to debt extinguishment costs paid to the EETC equipment note holders and $32.7 million was related to the write-off of the debt discount associated with the EETCs. The debt extinguishment costs paid are reflected as a financing activity in the consolidated statements of cash flows. As a result of this refinancing, we recognized a $13.4 million Gain on investments from the early redemption of certain investments related to EETCs (see Note 10).

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

We separately account for the liability and equity components of the Convertible Notes. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated conversion feature, assuming our nonconvertible unsecured debt borrowing rate. The carrying value of the equity component, the conversion option, which is recognized as additional paid-in-capital, net of tax, creates a debt discount on the Convertible Notes. The debt discount was determined by deducting the relative fair value of the liability component from the proceeds of the Convertible Notes and is amortized to interest expense using an effective interest rate of 6.44% over the term of the Convertible Notes. As of December 31, 2015, the remaining life of the Convertible Notes is 6.8 years. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of December 31, 2015, the Convertible Notes consisted of the following:

Liability component:
Gross proceeds	$224,500
Less: debt discount, net of amortization	(49,377)
Less: debt issuance cost, net of amortization	(4,823)

Net carrying amount	$170,300

Equity component (1)	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of December 31, 2015.

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

The following table presents the amount of interest expense recognized related to the Convertible Notes:

For the Year Ended December 31, 2015
Contractual interest coupon	$2,919
Amortization of debt discount	3,526
Amortization of debt issuance costs	380

Total interest expense recognized	$6,825

Leveraged Lease Structure

In three separate transactions in 1998, 1999 and 2000, we issued EETCs to finance the acquisition of twelve 747-400F aircraft, five of which are financed as leveraged leases. In a leveraged lease, the owner trustee is the owner of record for the aircraft. Wells Fargo Bank Northwest, National Association (“Wells Fargo”) serves as the owner trustee with respect to the leveraged leases in each of our EETC transactions. As the owner trustee of the aircraft, Wells Fargo serves as the lessor of the aircraft under the EETC lease between us and the owner trustee. Wells Fargo also serves as trustee for the beneficial owner of the aircraft, the owner participant. The original owner participant for each aircraft invested (on an equity basis) approximately 20% of the original cost of the aircraft. The remaining approximately 80% of the aircraft cost was financed with debt issued by the owner trustee on a nonrecourse basis in the form of equipment notes.

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

We could be subject to additional monthly lease rentals (“AMLR”), which could require payment of up to an additional $0.1 million per month in rent on each of the five leased EETC aircraft, subject to an $11.0 million per aircraft limit over the remaining term. The AMLR payments would be applied to the underlying notes in the leveraged leases, and would only arise if we exceed certain financial targets and if it is determined that the then fair market monthly rental for the aircraft exceeds a certain level. We have not made any AMLR payments and do not anticipate making any AMLR payments in 2016. We perform this test annually in the third quarter.

In connection with each of these secured debt financings, we executed equipment notes with original interest rates ranging from 6.88% to 9.70% and according to the terms of the equipment notes, principal payments vary and are payable monthly through each maturity.

With respect to the seven aircraft that are currently owned by us, there is no leveraged lease structure or EETC lease. We are the beneficial owner of the aircraft and the issuer of the equipment notes with respect thereto. The equipment notes issued with respect to owned aircraft are with full recourse to us.

During 2015, five of these notes were repaid using proceeds from the Convertible Notes and one note was repaid upon maturity.

The following table summarizes the terms and balances for each EETC outstanding as of December 31 (in millions):

	Issue Date	Face Value	Collateral Aircraft Tail Number	Original Term	Fixed Equipment Note Rates	Effective Interest Rate	2015	2014
2000 EETC	2000	$108.5	N409MC	20 years	8.71% to 9.70%	11.31%	$—	$42.5
1999 EETC	1999	108.3	N476GT	20 years	6.88% to 8.77%	13.94%	—	27.4
	1999	108.4	N496MC	20 years	6.88% to 8.77%	13.94%	—	35.6
	1999	109.9	N499MC	20 years	6.88% to 8.77%	7.52%	28.0	35.4
1998 EETC	1998	105.6	N475GT	20 years	7.38% to 8.01%	13.89%	—	34.1
	1998	103.1	N493MC	20 years	7.38% to 8.01%	13.72%	—	33.2
	1998	107.9	N477GT	20 years	7.38% to 8.01%	7.54%	—	3.5

							$28.0	$211.7

Future Cash Payments for Debt

The following table summarizes the cash required to be paid by year and the carrying value of our debt reflecting the terms that were in effect as of December 31, 2015:

2016	$171,538
2017	172,842
2018	177,203
2019	175,742
2020	283,533
Thereafter	1,027,248

Total debt cash payments	2,008,106
Less: unamortized debt discount and debt issuance costs	(106,799)

Debt	$1,901,307

8.    Commitments

Leases

The following table summarizes rental expenses in:

	2015	2014	2013
Aircraft and engines	$145,031	$140,390	$160,415
Purchased capacity, office, vehicles and other	$44,228	$68,855	$34,062

As of December 31, 2015, fourteen of our forty-nine operating aircraft were leased, all of which were operating leases with initial lease term expiration dates ranging from 2017 to 2025, with an average remaining lease term of 6.7 years. Certain of our operating leases contain renewal options and escalations. In addition, we lease engines under short-term lease agreements on an as-needed basis. We record rent expense on a straight-line basis over the lease term.

The following table summarizes our minimum annual rental commitments as of the periods indicated under non-cancelable aircraft, engine, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of December 31, 2015:

	Aircraft and Engine Operating Leases	Other Operating Leases	Total
2016	$132,120	$4,401	$136,521
2017	131,003	2,267	133,270
2018	130,955	642	131,597
2019	140,193	333	140,526
2020	135,372	321	135,693
Thereafter	323,682	331	324,013

Total payments	$993,325	$8,295	$1,001,620

In addition to the aircraft we Dry Lease to customers, Polar subleases aircraft from Old Polar that are leased from a third party and are included in the table above under aircraft operating leases. The following table summarizes the contractual amount of minimum income under Dry Leases and the non-cancelable aircraft subleases, reflecting the terms that were in effect as of December 31, 2015:

	Dry Lease Income	Sublease Income	Total
2016	$105,020	$63,360	$168,380
2017	105,264	63,360	168,624
2018	104,053	52,800	156,853
2019	92,059	—	92,059
2020	81,003	—	81,003
Thereafter	160,240	—	160,240

Total minimum lease receipts	$647,639	$179,520	$827,159

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

9.     Income Taxes

The significant components of the provision for income taxes are as follows:

	2015	2014	2013
Current:
Federal	$52	$607	$—
State and local	48	65	116
Foreign	1,292	(636)	861

Total current expense	1,392	36	977

Deferred:
Federal	(24,425)	(13,332)	26,354
State and local	(3,531)	2,271	(2,111)
Foreign	2,058	(1,653)	(1,387)

Total deferred expense (benefit)	(25,898)	(12,714)	22,856

Total income tax expense (benefit)	$(24,506)	$(12,678)	$23,833

The domestic and foreign earnings before income taxes are as follows:

	2015	2014	2013
Domestic	$(57,825)	$73,386	$108,709
Foreign	40,605	16,163	9,113

Income (loss) before income taxes	$(17,220)	$89,549	$117,822

A reconciliation of differences between the U.S. federal statutory income tax rate and the effective income tax rates is presented as a percent of expense (benefit) as follows:

	2015	2014	2013
U.S. federal statutory income tax rate	(35.0%)	35.0%	35.0%
State and local taxes based on income, net of federal benefit	(2.0%)	2.2%	1.1%
Change in deferred foreign and state tax rates	(12.0%)	(4.2%)	(1.9%)
Extraterritorial income tax benefit	(23.3%)	(38.8%)	(12.3%)
Expenses not deductible for tax purposes	10.2%	2.2%	1.5%
Tax incentives and additional deductions	(4.9%)	(3.8%)	0.0%
Favorable resolution of income tax issues	(13.8%)	(1.5%)	(1.8%)
Tax effect of foreign operations	(66.4%)	(5.7%)	(1.5%)
Other	4.9%	0.4%	0.1%

Effective income tax rate	(142.3%)	(14.2%)	20.2%

The effective income tax rate is lower than in prior years primarily because we generated income from our Dry Leasing business taxed at lower rates and we incurred a loss in the U.S. We also generated tax benefits from extraterritorial income (“ETI”) in 2015, 2014 and 2013, which reduced our income tax rate in proportion to our income or loss.

We indefinitely reinvest the net earnings of certain foreign subsidiaries engaged in our Dry Leasing business. Our effective income tax rate for 2015, 2014 and 2013 was favorably impacted by this determination. At December 31, 2015, our undistributed net earnings of foreign subsidiaries for which deferred taxes have not been provided were $77.1 million, and the unrecognized deferred tax liability associated with these earnings was $27.0 million.

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The net noncurrent deferred tax asset (liability) was comprised of the following as of December 31:

	Assets (Liabilities)
	2015	2014
Deferred tax assets:
Net operating loss carryforwards and credits	$437,408	$382,266
Accrued compensation	16,523	13,510
Accrued legal settlements	35,909	—
Aircraft leases	14,863	13,491
Allowance for doubtful accounts	1,597	1,673
Interest rate derivatives	3,825	6,101
Long-term debt	3,827	—
Obsolescence reserve	6,723	6,470
Stock-based compensation	5,385	5,616
Other	1,397	1,496

Total deferred tax assets	527,457	430,623
Valuation allowance	(50,711)	(50,764)

Net deferred tax assets	476,746	379,859
Deferred tax liabilities:
Fixed assets	$(754,318)	$(673,311)
Accrued expenses	(1,694)	(2,488)
Acquisition of EETC debt	(6,390)	(12,809)
Long-term debt	—	(607)
Total deferred tax liabilities	(762,402)	(689,215)

Net deferred tax assets (liabilities)	$(285,656)	$(309,356)

	Assets (Liabilities)
	2015	2014
Deferred taxes included within following balance sheet line items:
Deferred taxes	$(286,928)	$(311,668)
Deposits and other assets	1,272	2,312

Net deferred tax assets (liabilities)	$(285,656)	$(309,356)

As of December 31, 2015 and 2014, we had U.S. federal tax net operating losses (“NOLs”), net of unrecognized tax benefits and valuation allowances, of approximately $951.6 million and $823.7 million, respectively, which will expire through 2035, if not utilized. The increase in NOLs during 2015 resulted primarily from accelerated tax depreciation. We had alternative minimum tax credits of $5.2 million and $5.1 million as of December 31, 2015 and 2014, respectively, with no expiration date. Additionally, we had foreign NOLs for Hong Kong and Singapore of approximately $428.8 million and $335.0 million as of December 31, 2015 and 2014, respectively, with no expiration date.

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

On each reporting date, management assesses whether we are more likely than not to realize some or all of our deferred tax assets. After our assessment, we maintained a valuation allowance of $50.7 million, $50.8 million and $47.8 million against our deferred tax assets as of December 31, 2015, 2014 and 2013, respectively. We recorded a decrease to the valuation allowance of $0.1 million during the year ended December 31, 2015, and increases of $3.0 million and $0.1 million during the years ended 2014 and 2013, respectively. The valuation allowance is attributable to a limitation on NOL utilization resulting from the ownership change under Section 382. Due to this limitation, we expect a portion of our NOLs generated in 2004 and prior years to eventually expire unused.

A reconciliation of the beginning and ending unrecognized income tax benefits is as follows:

	2015	2014	2013
Beginning balance	$109,993	$76,679	$73,518
Additions for tax positions related to the current year	551	1,614	—
Additions for tax positions related to prior years	5,503	32,933	5,822
Reductions for tax positions related to prior years	(3,492)	(1,233)	(2,661)

Ending balance	$112,555	$109,993	$76,679

If recognized, all of the unrecognized income tax benefits of $112.6 million, as of December 31, 2015, would favorably impact the effective income tax rate. We will maintain a liability for unrecognized income tax benefits until these uncertain positions are resolved or until the expiration of the applicable statute of limitations, if earlier.

Our policy is to record tax-related interest expense and penalties, if applicable, as a component of income tax expense. We recorded a tax-related interest benefit of zero and $2.0 million in 2015 and 2014, respectively. The cumulative liability for tax-related interest was $0.1 million as of December 31, 2015 and 2014. We have not recorded any liability for income tax-related penalties, and the tax authorities historically have not assessed any.

For U.S. federal income tax purposes, the 2012 through 2015 income tax years remain subject to examination. We also file income tax returns in multiple states as well as in Hong Kong and Singapore. Generally, the 2011 through 2015 income tax years remain subject to examination in the states where we file. In addition, 2011 through 2015 Hong Kong and Singapore income tax years are subject to examination. No income tax examinations are in process.

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

The fair value of our term loans, notes guaranteed by Ex-Im Bank and EETCs are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair value of our Convertible Notes is based on unadjusted quoted market prices for these securities.

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$425,950	$425,950	$425,950	$—	$—
Short-term investments	5,098	5,098	—	—	5,098
Restricted cash	12,981	12,981	12,981	—	—
Long-term investments and accrued interest	37,604	45,867	—	—	45,867

	$481,633	$489,896	$438,931	$—	$50,965

Liabilities
Term loans	$1,013,265	$1,049,785	$—	$—	$1,049,785
Ex-Im Bank guaranteed notes	689,720	715,890	—	—	715,890
EETCs	28,022	30,074	—	—	30,074
Convertible Notes	170,300	185,325	185,325	—	—

	$1,901,307	$1,981,074	$185,325	$—	$1,795,749

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$298,601	$298,601	$298,601	$—	$—
Short-term investments	17,802	17,802	—	—	17,802
Restricted cash	14,281	14,281	14,281	—	—
Long-term investments and accrued interest	120,478	154,743	—	—	154,743

	$451,162	485,427	312,882	—	172,545

Liabilities
Term loans	$945,813	$982,036	$—	$—	$982,036
Ex-Im Bank guaranteed notes	760,389	789,834	—	—	789,834
EETCs	211,738	270,333	—	—	270,333

	$1,917,940	$2,042,203	$—	$—	$2,042,203

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments and accrued interest by contractual maturity as of:

	December 31, 2015			December 31, 2014
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value
Debt securities
Due after one but within five years	$37,604	$8,263	$45,867	$40,040	$9,700	$49,740
Due after five but within ten years	—	—	—	80,438	24,565	105,003

Total	$37,604	$8,263	$45,867	$120,478	$34,265	$154,743

Our Long-term investments include investments in PTCs related to EETCs. During the twelve months ended December 31, 2015, we repaid EETCs related to five 747-400 freighter aircraft owned by us using proceeds from the Convertible Notes (see Note 7). Following the refinancing, we recognized a $13.4 million Gain on investments resulting from the early redemption of certain PTCs, of which $5.7 million was related to the receipt of debt redemption premiums and $7.7 million was related to the recognition of deferred income on the PTCs purchased at a discount that have been repaid. The early redemption of PTCs does not impact our ability or intent to hold the remainder of our PTC investments to maturity.

11.    Segment Reporting

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

We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct operating and ownership costs. Direct Contribution represents Income before income taxes excluding the following: Special charges, preoperating expenses, nonrecurring items, Losses (gains) on the disposal of aircraft, Losses on early extinguishment of debt, Gains on investments and Unallocated income and expenses, net. Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation. Unallocated income and expenses, net include corporate overhead, nonaircraft depreciation, noncash expenses and income, interest expense on the portion of debt used for general corporate purposes, interest income on nondebt securities, capitalized interest, foreign exchange gains and losses, other revenue and other non-operating costs.

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

The ACMI segment provides aircraft, crew, maintenance and insurance services to customers. Also included in the ACMI segment is CMI, whereby we provide crew, maintenance and insurance services but not the aircraft. Under ACMI and CMI contracts, customers generally guarantee a monthly level of operation at a predetermined rate for a defined period of time. The customer bears the commercial revenue risk and the obligation for other direct operating costs, including fuel.

The Charter segment provides full-planeload air cargo and passenger aircraft charters to customers, including the U.S. Military Air Mobility Command (the “AMC”), brokers, freight forwarders, direct shippers, airlines, sports teams and fans, and private charter customers. Charter customers generally pay a fixed charter fee and we bear the direct operating costs.

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

During the first quarter of 2015, we changed the methodology for allocating certain expenses to our Charter segment that were previously unallocated and we changed the allocation of certain expenses between our Charter and ACMI segments. The prior period information has been adjusted to consistently reflect these changes. The impact of the changes was as follows:

	For the Years Ended December 31,
	2014		2013
	Prior Methodology	Revised Methodology	Prior Methodology	Revised Methodology
Direct Contribution:
ACMI	$197,750	$200,489	$227,829	$228,581
Charter	54,099	47,245	52,546	48,606

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income (loss) before Income Taxes:

	For the Years Ended December 31,
	2015	2014	2013
Operating Revenue:
ACMI	$791,442	$778,091	$755,008
Charter	908,753	906,676	852,452
Dry Leasing	107,218	100,059	35,168
Other	15,246	14,372	14,272

Total Operating Revenue	$1,822,659	$1,799,198	$1,656,900

Direct Contribution:
ACMI	$185,615	$200,489	$228,581
Charter	124,808	47,245	48,606
Dry Leasing	42,023	33,224	14,017

Total Direct Contribution for Reportable Segments	352,446	280,958	291,204

Add back (subtract):
Unallocated income and expenses, net	(294,451)	(161,616)	(148,871)
Loss on early extinguishment of debt	(69,728)	—	(5,518)
Gain on investments	13,439	—	—
Special charge	(17,388)	(15,114)	(18,642)
Loss on disposal of aircraft	(1,538)	(14,679)	(351)

Income (loss) before income taxes	(17,220)	89,549	117,822

Add back (subtract):
Interest income	(12,554)	(18,480)	(19,813)
Interest expense	96,756	104,252	83,659
Capitalized interest	(1,027)	(453)	(2,350)
Loss on early extinguishment of debt	69,728	—	5,518
Gain on investments	(13,439)	—	—
Other expense (income), net	1,261	1,104	1,954

Operating Income	$123,505	$175,972	$186,790

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the AMC and Polar (see Note 3 for further discussion regarding Polar). No other customer accounted for more than 10.0% of our Total Operating Revenue. Revenue from the AMC was $418.3 million in 2015, $336.6 million in 2014, and $356.3 million in 2013. Accounts receivable from the AMC were $26.3 million and $15.3 million as of December 31, 2015 and December 31, 2014, respectively. We have not experienced any credit issues with either of these customers.

	2015	2014	2013
Depreciation and amortization expense:
ACMI	$62,253	$56,289	$45,737
Charter	27,294	25,286	21,262
Dry Leasing	31,326	31,592	11,669
Unallocated	7,867	7,626	7,721

Total Depreciation and Amortization	$128,740	$120,793	$86,389

12.    Labor and Legal Proceedings

Labor

Pilots and flight dispatchers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represented approximately 60.3% of our workforce as of December 31, 2015. We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act of 1926 (the “Railway Labor Act”) and may incur additional administrative expenses associated with union representation of our employees.

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

Legal Proceedings

Matters Related to Alleged Pricing Practices

The Company and Old Polar were named defendants, along with a number of other cargo carriers, in several class actions in the United States arising from allegations about the pricing practices of Old Polar and a number of air cargo carriers. These actions were all centralized in the United States District Court for the Eastern District of New York. Polar was later joined as an additional defendant. The consolidated complaint alleged, among other things, that the defendants, including the Company and Old Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges, in violation of United States, state, and European Union antitrust laws. The suit sought treble damages and attorneys’ fees.

On January 7, 2016, the Company, Old Polar, and Polar entered into a settlement agreement to resolve all claims by participating class members against the Company, Old Polar and Polar. The Company, Polar, and Old Polar deny any wrongdoing or liability, and there is no admission of any wrongdoing or liability in the settlement agreement. Pursuant to the settlement agreement, Old Polar has agreed to make installment payments over three years to settle the plaintiffs’ claims, with payments of $35.0 million paid on January 15, 2016, $35.0 million due on or before January 15, 2017, and $30.0 million due on or before January 15, 2018, resulting in an accrual of $100.0 million as of December 31, 2015. The United States District Court for the Eastern District of New York issued an order granting preliminary approval of the settlement on January 12, 2016. The settlement is still subject to final court approval.

In the United Kingdom, several groups of named claimants have brought suit against British Airways in connection with the same alleged pricing practices at issue in the proceedings described above and are seeking damages allegedly arising from that conduct. British Airways has filed claims in the lawsuit against Old Polar and a number of air cargo carriers for contribution should British Airways be found liable to claimants. Old Polar’s formal statement of defense was filed on March 2, 2015. On October 14, 2015, the U.K. Court of Appeal released decisions favorable to the defendant and contributory defendants on two matters under appeal. Permission has been sought to appeal the U.K Court of Appeal’s decisions to the U.K. Supreme Court. In December 2015, certain claimants settled with British Airways removing a significant portion of the claim against British Airways and therefore reducing the potential contribution required by the other airlines, including Old Polar. On December 16, 2015, the European General Court released decisions annulling the European Commission’s decisions against the majority of the air cargo carriers. The European Commission may decide to reopen its investigation and/or appeal the General Court judgments; either of which would have a significant impact on the proceedings in the U.K. court. Future procedures, including the pretrial disclosure process, are undergoing court review. We are unable to reasonably predict the outcome of the litigation.

In the Netherlands, Stichting Cartel Compensation, successor in interest to claims of various shippers, has filed suit in the district court in Amsterdam against British Airways, KLM, Martinair, Air France, Lufthansa and Singapore Airlines seeking recovery for damages purportedly arising from the same pricing practices at issue in the proceedings described above. In response, British Airways, KLM, Martinair, Air France and Lufthansa filed third-party indemnification lawsuits against Old Polar and Polar seeking indemnification in the event the defendants are found to be liable in the main proceedings. Old Polar and Polar entered their initial court appearances on September 30, 2015. Like the U.K. proceedings, the Netherlands proceedings are likely to be affected and have been delayed by the European General Court decisions of December 16, 2015. We are unable to reasonably predict the outcome of the litigation.

If the Company, Old Polar or Polar were to incur an unfavorable outcome in connection with the UK or Netherlands proceedings, such outcome may have a material adverse impact on our business, financial condition, results of operations or cash flows. We are unable to reasonably estimate a range of possible loss for such matters at this time.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $5.0 million in aggregate based on December 31, 2015 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $3.8 million as of December 31, 2015 and $5.3 million as of December 31, 2014, and are included in Deposits and other assets.

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

13.    Stock-Based and Long-term Incentive Compensation Plans

In 2004, we implemented a Long-Term Incentive Plan (the “2004 LTIP”). The 2004 LTIP provided for stock awards of up to approximately 2.8 million shares of AAWW’s common stock to employees in various forms, cash awards and performance cash awards. Stock awards included nonqualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards. In 2007, the stockholders approved a revised Long-Term Incentive Plan (the “2007 Plan”), which replaced the 2004 LTIP. An aggregate of 0.6 million shares of common stock was reserved for issuance to participants under the 2007 Plan. No new awards have been made under the 2004 LTIP since the adoption of the 2007 Plan in May 2007. Awards outstanding under the 2004 LTIP will continue to be governed by the terms of that plan and agreements under which they were granted. The 2007 Plan limits the terms of awards to ten years and prohibits the granting of awards more than ten years after the effective date of the 2007 Plan. The stockholders approved an additional 1.3 million shares in 2013, 0.8 million shares in 2011 and 0.5 million shares in 2010 of our common stock to be reserved under the 2007 Plan.

As of December 31, 2015, the 2007 Plan had a total of 0.9 million shares of common stock available for future award grants to management and members of the board of directors. Our compensation expense for both plans was $15.0 million in 2015, $12.5 million in 2014 and $15.4 million in 2013. Income tax benefits recognized for share-based compensation arrangements were $5.7 million in 2015, $4.0 million in 2014 and $3.1 million in 2013. The excess cash tax effect classified as a financing cash inflow was a nominal benefit in 2015 and 2014 and a benefit of $0.5 million in 2013.

Nonqualified Stock Options

The portion of the 2007 Plan and the 2004 LTIP applicable to employees is administered by the compensation committee of the board of directors, which also establishes the terms of the awards.

Nonqualified stock options granted, vest over a three or four year period and expire seven to ten years from the date of grant. As of December 31, 2015, options to acquire a total of 1.3 million shares of common stock have been granted to management under both plans. No options have been granted since 2007. While nonqualified stock options may be granted at any price, they have never been granted with an exercise price less than the fair market value of the stock on the date of grant.

A summary of our options as of December 31, 2015 and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	64,373	$51.87
Granted	—	—
Exercised	(25,373)	47.04
Forfeited, net of adjustments	(4,300)	27.50

Outstanding as of December 31, 2015	34,700	$58.41	0.6	$—

Exercisable as of December 31, 2015	34,700	$58.41	0.6	$—

The total intrinsic value of options exercised in 2015 and 2014 was nominal and the cash received was $1.2 million and $0.1 million, respectively. No options were exercised in 2013.

As of December 31, 2015, there was no unrecognized compensation cost related to non-vested stock options granted and all options have vested.

Restricted Share Awards

Restricted shares granted, vest and are expensed over three-, four- or five-year periods. Restricted share awards have been granted in both shares and units. As of December 31, 2015, a total of 3.1 million restricted shares have been granted under both plans. All shares were valued at their fair market value on the date of issuance. Unrecognized compensation cost as of December 31, 2015 is $22.6 million and will be recognized over the remaining weighted average life of 2.1 years.

A summary of our restricted shares as of December 31, 2015 and changes during the year then ended are presented below:

Restricted Share Awards	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2014	782,870	$40.33
Granted	345,106	47.10
Vested	(286,013)	47.92
Forfeited	(1,084)	45.34

Unvested as of December 31, 2015	840,879	$40.52

The total fair value of shares vested on various vesting dates was $13.7 million in 2015, $11.3 million in 2014 and $12.4 million in 2013. Weighted average grant date fair value was $33.21 in 2014 and $49.85 in 2013.

Performance Share and Performance Cash Awards

Performance share and performance cash awards granted are expensed over three years, which generally is the requisite service period. Awards granted prior to 2015 generally become vested if (1) we achieve certain specified performance levels compared with a peer group of companies during a three-year period starting in the grant year and ending on December 31 three years later (the “Performance Period”), and (2) the employee remains employed by us through the determination date which can be no later than four months following the end of the Performance Period. Awards granted in 2015 generally become vested if (1) we achieve certain specified performance levels compared with predetermined performance thresholds during a three-year period starting in the grant year and ending on December 31 three years later, and (2) the employee remains employed by us through the determination date which can be no later than four months following the end of the Performance Period. Partial vesting may occur for certain employee terminations. Performance share awards have been granted to employees in shares and units. All performance share and cash performance awards are valued at their fair market value on the date of grant. The estimated compensation expense recognized for performance share and performance cash awards are net of estimated forfeitures. We assess the performance levels in the first quarter of each year for the prior year after each of the peer companies has filed its financial statements. We review the results, adjust the estimated performance level and record any change to compensation cost. As of December 31, 2015, a total of 1.2 million performance shares have been granted. Unrecognized compensation cost as of December 31, 2015 is $5.9 million and will be recognized over the remaining weighted average life of 1.7 years. For the performance cash awards, we had accruals of $4.0 million as of December 31, 2015 and $2.5 million as of December 31, 2014 in Other liabilities. We recognized compensation expense associated with the performance cash awards totaling $1.6 million in 2015, $1.3 million in 2014 and $1.2 million in 2013.

A summary of our performance shares as of December 31, 2015 and changes during the year then ended are presented below:

Performance Share Awards	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2014	392,714	$27.17
Granted	107,753	47.48
Vested	(82,899)	44.25
Forfeited	(82,876)	49.88

Unvested as of December 31, 2015	334,692	$23.85

The total fair value of shares vested on various vesting dates in 2015 was $3.7 million, $7.0 million in 2014 and $10.2 in 2013. Weighted average grant date fair value was $32.20 in 2014 and $43.46 in 2013.

14.    Profit Sharing, Incentive and Retirement Plans

Profit Sharing and Incentive Plans

We have an annual incentive compensation program for management employees. The program provides for payments to eligible employees based upon our financial performance, service performance and attainment of individual performance goals, among other things. In addition, our profit sharing plan allows IBT-represented crewmembers to receive payments from the plan based upon Atlas’ financial performance. The profit sharing plan is subject to a minimum financial performance threshold. For both plans, we had accruals of $27.0 million as of December 31, 2015 and $22.4 million as of December 31, 2014 in Accrued liabilities. We recognized compensation expense associated with both plans totaling $28.5 million in 2015, $21.7 million in 2014 and $17.0 million in 2013.

401(k) and 401(m) Plans

Participants in our retirement plan may contribute a portion of their annual compensation to a 401(k) plan on a pretax basis, subject to aggregate limits under the Code. In addition to 401(k) contributions, participants may contribute a portion of their eligible compensation to a 401(m) plan on an after-tax basis. On behalf of participants in the plan who make elective compensation deferrals, we provide a matching contribution subject to certain limitations. Employee contributions in the plan are vested at all times and our matching contributions are subject to a three-year cliff vesting provision, except for employees who are represented by a collective bargaining agreement and are subject to a three-year graded vesting provision. We recognized compensation expense associated with the plan matching contributions totaling $9.5 million in 2015, $8.5 million in 2014 and $7.7 million in 2013.

15.    Stock Repurchases

We record the repurchase of our shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

In 2008, we established a stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. In November 2013, we announced an increase of $51.0 million to our stock repurchase program. As of December 31, 2015, we had repurchased a total of 3,307,911 shares of our common stock for approximately $126.0 million under this program, resulting in $25.0 million of available authorization remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on Company and market conditions.

In addition, we repurchased 140,198 and 132,921 shares of common stock from management, in connection with the vesting of equity awards to pay the statutory tax withholdings of employees, at an average price of $46.54 per share in 2015 and $33.82 per share in 2014, and held the shares as treasury shares.

16.    Earnings Per Share

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method. Antidilutive shares related to warrants and stock options that were out of the money and excluded for 2015 were 3.0 million, and were de minimis for 2014 and 2013.

The calculations of basic and diluted EPS were as follows:

	2015	2014	2013
Numerator:
Net Income Attributable to Common Stockholders	$7,286	$106,757	$93,837
Denominator:
Basic EPS weighted average shares outstanding	24,833	25,031	25,541
Effect of dilutive stock options and restricted stock	185	96	86

Diluted EPS weighted average shares outstanding	25,018	25,127	25,627

EPS:
Basic	$0.29	$4.26	$3.67

Diluted	$0.29	$4.25	$3.66

Diluted shares reflect the potential dilution that could occur from stock options and restricted shares using the treasury stock method. The calculation does not include restricted shares and units in which performance or market conditions were not satisfied of 0.3 million in 2015, 0.4 million in 2014 and 0.5 million in 2013.

17.    Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2013	$(11,375)	$698	$(10,677)
Net change in fair value	(251)	—	(251)
Reclassification to interest expense	2,724	—	2,724
Translation adjustment	—	(346)	(346)
Tax effect	(1,022)	—	(1,022)

Balance as of December 31, 2014	(9,924)	352	(9,572)
Net change in fair value	—	—	—
Reclassification to interest expense	6,129	—	6,129
Translation adjustment	—	(343)	(343)
Tax effect	(2,277)	—	(2,277)

Balance as of December 31, 2015	$(6,072)	$9	$(6,063)

Interest Rate Derivatives

As of December 31, 2015, there was $9.9 million of net unamortized realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014. The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt. Net realized loss reclassified into earnings was $6.1 million in 2015, of which $3.7 million was related to the refinancing of two term loans on 747-8F aircraft (see Note 7) and $2.7 million in 2014. Net realized loss expected to be reclassified into earnings within the next 12 months is $1.8 million as of December 31, 2015.

18.    Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2015 and 2014 quarterly results:

2015*	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Operating Revenue	$444,845	$455,833	$449,904	$472,077

Operating Income	56,970	61,284	48,995	$(43,744)
Net Income (Loss) Attributableto Common Stockholders	$29,232	$28,390	$(12,754)	$(37,582)

EPS:
Basic	$1.18	$1.13	$(0.51)	$(1.53)

Diluted	$1.17	$1.13	$(0.51)	$(1.53)

2014**	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Operating Revenue	$403,363	$441,169	$465,801	$488,865

Operating Income	28,130	26,657	60,989	60,196
Net Income Attributableto Common Stockholders	$7,944	$29,593	$27,576	$41,644

EPS:
Basic	$0.32	$1.17	$1.10	$1.68

Diluted	$0.32	$1.17	$1.10	$1.66

*	Included in the third quarter was a pretax loss on early extinguishment of debt of $66.7 million, a gain on investments of $13.4 million and a special charge of $7.7 million. Included in the fourth quarter was a pretax charge for a legal settlement of $99.8 million included in Other operating expenses (see Note 12), the reclassification of a derivative loss into earnings of $3.7 million, a loss on early extinguishment of debt of $3.0 million and a special charge of $9.8 million.
**	Included in the first quarter of 2014 was a pretax special charge of $8.0 million. Included in the second quarter was a pretax loss on disposal of equipment of $14.7 million and a special charge of $1.4 million. Included in the fourth quarter was a pretax special charge of $5.5 million.

19.    Subsequent Events

On January 15, 2016, we entered into an Agreement and Plan of Merger to acquire Southern Air Holdings, Inc., (“Southern Air”) (the “Merger”). Total consideration valued at approximately $110.0 million is expected to be paid using available cash on hand, subject to customary working capital and other adjustments. Southern Air is the parent company of Worldwide Air Logistics Group and its two operating subsidiaries, Southern Air Inc. and Florida West International Airways, Inc. The acquisition of Southern Air provides us with immediate entry into 777 and 737 aircraft operating platforms, with the potential for developing additional business with existing and new customers of both companies. We believe the platforms provided by these aircraft will augment our ability to offer customers the broadest array of aircraft and operating services for domestic, regional and international applications. Southern Air currently flies five 777-200F and five 737-400F aircraft under CMI agreements for DHL Express. The Merger is expected to close during the first half of 2016 and is subject to customary closing conditions including, but not limited to, approval by the U.S. Department of Transportation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“Principal Executive Officer”) and our Executive Vice President and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective. Our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2016 Annual Meeting of Stockholders. Information concerning the executive officers is included below. We have adopted a code of conduct that applies to all of our employees, along with a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and members of the board of directors (the “Code of Ethics”). The Code of Ethics is monitored by our Audit Committee, and includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties. A copy of the Code of Ethics is available on our website at www.atlasair.com.

The following is a list of the names, ages and background of our current executive officers:

William J. Flynn. Mr. Flynn, age 62, has been our President and Chief Executive Officer since June 2006. Mr. Flynn has over a 35 year career in international supply chain management and freight transportation. Prior to joining us, Mr. Flynn served as President and Chief Executive Officer of GeoLogistics Corporation since 2002 where he led a successful turnaround of the company’s profitability and the sale of the company in September 2005. Prior to his tenure at GeoLogistics, Mr. Flynn served as a Senior Vice President at CSX Transportation, one of the largest Class 1 railroads operating in the U. S., from 2000 to 2002. Mr. Flynn spent over 20 years with Sea-Land Service, Inc., a global provider of container shipping services. He served in roles of increasing responsibility in the U.S., Latin America and Asia. Mr. Flynn ultimately served as head of the company’s Asia operations. Mr. Flynn is also a director of Republic Services, Inc. During the previous five years, he served as a director of Horizon Lines, Inc. Mr. Flynn holds a Bachelors degree in Latin American studies from the University of Rhode Island and a Masters degree in the same field from the University of Arizona.

John W. Dietrich. Mr. Dietrich, age 51, has been Executive Vice President and Chief Operating Officer since September 2006. In addition, he was named President and Chief Operating Officer of Atlas Air, Inc. effective October 2014. Prior to September 2006, Mr. Dietrich was Senior Vice President, General Counsel and Chief Human Resources Officer from February 2004. He was named Vice President and General Counsel in March 2003, where he was also responsible for our Human Resources and Corporate Communications functions. Mr. Dietrich joined Atlas in 1999 as Associate General Counsel. Prior to joining us, he was a litigation attorney at United Airlines from 1992 to 1999, where he provided legal counsel to all levels of management, particularly on employment and commercial litigation issues. He also serves as a director of the National Air Courier Association. Mr. Dietrich earned a Bachelors of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

Adam R. Kokas. Mr. Kokas, age 44, has been Executive Vice President since January 2014 and General Counsel and Secretary since October 2006 and our Chief Human Resources Officer since November 2007. Prior to January 2014, he was Senior Vice President from October 2006. Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on general corporate, securities, transactions and business law matters. Prior to joining Ropes & Gray, Mr. Kokas was a partner at Kelley Drye & Warren LLP, where he joined as an associate in 2001. At both Kelley Drye and Ropes & Gray, Mr. Kokas represented us in a variety of matters, including corporate finance and merger and acquisition transactions, corporate governance matters, strategic alliances, securities matters, and other general corporate issues. Mr. Kokas earned a Bachelor of Arts degree from Rutgers University and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars. Mr. Kokas has also been the Chairman of the Board of the Cargo Airline Association (a non-profit trade organization) since June 2011.

Michael T. Steen. Mr. Steen, age 49, has been Executive Vice President and Chief Commercial Officer since November 2010. In addition, he was named President and Chief Executive Officer of Titan Aviation Holdings, Inc. effective October 2014. Prior to November 2010, he was our Senior Vice President and Chief Marketing Officer from April 2007. Mr. Steen joined us from Exel plc where he served as Senior Vice President of Sales and Marketing. Mr. Steen led the sales and marketing activities for Exel Freight’s management and technology sector. Following Exel’s acquisition by Deutsche Post World Net, he held senior-level positions with the merged company in global supply chain logistics. Prior to joining Exel, he served in a variety of roles with KLM Cargo over 11 years, including Vice President of the Americas, Head of Global Sales and Marketing for the Logistics Unit and Director of Sales for EMEA. Mr. Steen has also been a member of the Board of Directors of TIACA (a not-for-profit trade association for the air cargo industry) since November 2007 and served as its Chairman from 2010 to 2013. Mr. Steen earned a degree in economic science from Katrinelund in Gothenburg, Sweden, and is an alumnus of the Advanced Executive Program at the Kellogg School of Management at Northwestern University.

Spencer Schwartz. Mr. Schwartz, age 49, has been Executive Vice President since January 2014 and Chief Financial Officer since June 2010. Prior to January 2014, he was Senior Vice President from June 2010. Prior to June 2010, he was our Vice President and Corporate Controller from November 2008. Mr. Schwartz joined us from MasterCard Incorporated, where he was employed for over 12 years and served as Group Head of Global Risk Management; Senior Vice President and Business Financial Officer; Senior Vice President, Corporate Controller and Chief Accounting Officer; and Vice President of Taxation. Prior to joining MasterCard, Mr. Schwartz held financial positions of increasing responsibility with Price Waterhouse LLP (now PricewaterhouseCoopers LLP) and Carl Zeiss, Inc. Mr. Schwartz earned a Bachelors degree in Accounting from The Pennsylvania State University and a Masters degree in Business Administration, with a concentration in management, with honors, from New York University’s Leonard N. Stern School of Business. He is a certified public accountant.

Keith H. Mayer. Mr. Mayer, age 50, has been Vice President and Corporate Controller since November 2010. Mr. Mayer joined us from PepsiCo, Inc. (“PepsiCo”). In his most recent role at PepsiCo, he served as Chief Financial Officer of an international coffee partnership between PepsiCo and Starbucks Corporation. Mr. Mayer also served PepsiCo in a variety of roles since 1999, including Director of External Reporting, Assistant Controller for PepsiCo International, Senior Group Manager of Financial Accounting for Frito-Lay North America, and Group Manager of Technical Accounting. Prior to joining PepsiCo, Mr. Mayer held financial positions of increasing responsibility with Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP). Mr. Mayer earned a Bachelors degree in Accounting from the University of Bridgeport where he graduated magna cum laude. He is a certified public accountant.

Executive Officers are elected by our board of directors, and their terms of office continue until the next annual meeting of the board of directors or until their successors are elected and have qualified. There are no family relationships among our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2016 Annual Meeting of Stockholders.

The following table summarizes the securities authorized for issuance under our equity compensation plans at December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,542,213	$1.31	(1)	566,463

Total	1,542,213	$1.31		566,463

(1)	Includes 1,507,513 of restricted and performance shares and units, which have no exercise price and 34,700 stock options having an average exercise price of $58.41

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2016 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2016.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)

By:	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 18, 2016 on behalf of the Registrant and in the capacities indicated.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
For the Year ended December 31, 2015
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$1,658	$171	$(582	)(a)	$1,247

For the Year ended December 31, 2014
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$1,402	$643	$(387	)(a)	$1,658

For the Year ended December 31, 2013
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$3,172	$178	$(1,948	)(a)	$1,402

(a)	Primarily represents the write-off of accounts net of recoveries

EXHIBIT INDEX

Exhibit Number	Description

3.1(4)	Certificate of Incorporation of the Company.

3.2(16)	Amended and Restated By-Laws of Atlas Air Worldwide Holdings, Inc., dated as of September 19, 2014.

4.1.1(1)	Form of 8.707% Atlas Air Pass Through Certificates, Series 2000-1A (included in Exhibit 4.1.21).

4.1.2(1)	Form of 9.057% Atlas Air Pass Through Certificates, Series 2000-1B (included in Exhibit 4.1.22).

4.1.3(1)	Form of 9.702% Atlas Air Pass Through Certificates, Series 2000-1C (included in Exhibit 4.1.23).

4.1.4(3)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-1.

4.1.5(3)	7.20% Atlas Air Pass Through Certificate 1999-1A-1, Certificate No. A-1-2.

4.1.6(3)	6.88% Atlas Air Pass Through Certificate 1999-1A-2, Certificate No. A-2-1.

4.1.7(3)	7.63% Atlas Air Pass Through Certificate 1999-1B-1, Certificate No. B-1.

4.1.8(3)	8.77% Atlas Air Pass Through Certificate 1999-1C-1, Certificate No. C-1.

4.1.9(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-0.

4.1.10(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1A-S.

4.1.11(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-0.

4.1.12(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-S.

4.1.13(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-0.

4.1.14(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-S.

4.1.15(3)	Pass Through Trust Agreement, dated as of April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc..

4.1.16(3)	Trust Supplement No. 1999-1A-1, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.17(3)	Trust Supplement No. 1999-1A-2, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.18(3)	Trust Supplement No. 1999-1B, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.19(3)	Trust Supplement No. 1999-1C, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.20(1)	Pass Through Trust Agreement, dated as of January 28, 2000, between Wilmington Trust Company, as Trustee and Atlas Air, Inc..

4.1.21(1)	Trust Supplement No. 2000-1A, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.

4.1.22(1)	Trust Supplement No. 2000-1B, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000.

Exhibit Number	Description

4.1.23(1)	Trust Supplement No. 2000-1C, dated January 28, 2000, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of January 28, 2000

4.1.24(2)	Note Purchase Agreement, dated as of February 9, 1998, among the Company, Wilmington Trust Company and First Security Bank, National Association (“Note Purchase Agreement 1998”)

4.1.25(1)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1998).

4.1.26(1)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1998).

4.1.27(1)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1998).

4.1.28(3)	Note Purchase Agreement, dated as of April 13, 1999, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 1999”).

4.1.29(3)	Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1999).

4.1.30(3)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1999).

4.1.31(3)	Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1999).

4.1.32(1)	Note Purchase Agreement, dated as of January 28, 2000, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 2000”).

4.1.33(1)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).

4.1.34(1)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).

4.1.35(1)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).

4.1.36(3)	Form of Leased Aircraft Indenture (Trust Indenture and Mortgage between First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee) (Exhibit A-3 to Note Purchase Agreement 2000).

4.1.37(3)	Form of Leased Aircraft Trust Agreement (Exhibit A-5 to Note Purchase Agreement 2000).

4.1.38(3)	Form of Owned Aircraft Indenture (Trust Indenture and Mortgage between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee) (Exhibit C-2 to Note Purchase Agreement 2000).

4.1.39(8)	Leased Aircraft Restructure Agreement with regard to Aircraft N491MC, dated July 27, 2004, by and among Atlas Air, Inc., Wells Fargo Bank Northwest, National Association as Owner Trustee, Wilmington Trust Company as Mortgagee, Class A Trustee and Subordination Agent, and DAF Investments, Ltd. as Owner Participant, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

Exhibit Number	Description

4.1.40(7)	1998 Class A Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A Trustee.

4.1.41(7)	Amendment to 1999 Class A-1 Pass Through Trust Supplement, dated July 27, 2004, between the Company and Wilmington Trust Company as Class A-1 Trustee

4.1.42(7)	Amendment to 2000 Class A Pass Through Trust Supplement between the Company and Wilmington Trust Company as Class A Trustee dated July 27, 2004.

4.1.43(8)	Trust Indenture and Mortgage Supplement No. 3, dated July 27, 2004, by and between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), Owner Trustee, and Wilmington Trust Company, Mortgagee, pertaining to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

4.2(18)	Facility Agreement, among Atlas Air, Inc. (as Borrower), Each Loan Participant Identified on Schedule I thereto, Norddeutsche Landesbank Girozentrale (as Agent) and Bank of Utah (as Security Agent).

4.3(19)	Participation Agreement, dated as of January 30, 2012, among Helios Leasing I LLC, as Lessor, Helios Leasing Trust, as Lessor Parent, Wilmington Trust Company, as Trustee, Atlas Air, Inc., as Lessee, Wilmington Trust Company, as Indenture Trustee, Apple Bank for Savings, as Initial Guaranteed Lender, Wells Fargo Bank Northwest, National Association, as Security Trustee, and Export-Import Bank of the United States. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

4.4(20)	Indenture, dated as of May 1, 2012, by and among Helios Leasing I LLC, Apple Bank for Savings, Wilmington Trust Company, not in its individual capacity but solely as Indenture Trustee, Wells Fargo Bank Northwest, National Association, and Export-Import Bank of the United States.

4.5(20)	Secured Fixed Rate Global Note, dated June 19, 2012.

4.6(20)	Secured Fixed Rate Global Note, dated July 31, 2012.

4.7(21)	Secured Fixed Rate Global Note, dated October 10, 2012.

4.8(21)	Secured Fixed Rate Global Note dated, December 12, 2012.

4.9(22)	Secured Fixed Rate Global Note, dated May 28, 2013.

4.10(24)	Secured Fixed Rate Global Note, dated January 30, 2014.

4.11.1(26)	Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.11.2(26)	First Supplemental Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.11.3(26)	2.25% Convertible Senior Note due 2022.

10.1(8)	Lease Agreement, dated July 29, 1998, between First Security Bank, National Association and Atlas Air, Inc. with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.1.1(8)	Amendment No. 1 to Lease Agreement dated as of July 27, 2004 between Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N491MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

Exhibit Number	Description

10.2(9)	Employment Agreement, dated April 21, 2006, between Atlas Air, Inc. and William J. Flynn.

10.2.1(14)	Amendment, dated as of December 31, 2008, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

10.2.2(15)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

10.3(8)	Lease, dated July 16, 2002, between Tuolumne River Aircraft Finance, Inc. as Lessor and Atlas Air, Inc., as Lessee with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.3.1(8)	Amendment Agreement, dated August 1, 2003, between Tuolumne River Aircraft Finance, Inc., as Lessor and Atlas Air, Inc. as Lessee in respect of Lease dated July 16, 2002 with respect to Aircraft N416MC, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.4(8)	Sublease, dated October 24, 2001, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act

10.4.1(8)	Amendment Agreement, dated August 1, 2003, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.4.2(7)	Second Amendment Agreement, dated January 31, 2005, between General Electric Capital Corporation, as Sublessor and Polar Air Cargo, Inc. as Sublessee in respect of Sublease, dated October 24, 2001, with respect to Aircraft N450PA, together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.5(8)	Lease Agreement, dated July 24, 2002, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee with respect to Aircraft N454PA

10.5.1(8)	Amendment Agreement, dated August 1, 2003, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement dated July 24, 2002 with respect to Aircraft N454PA.

10.5.2(8)	Second Amendment Agreement, dated January 31, 2005, between Charles River Aircraft Finance, Inc. as Lessor and Polar Air Cargo, Inc. as Lessee in respect of Lease Agreement, dated July 24, 2002, with respect to Aircraft N454PA.

10.6.1(10)	Purchase Agreement No. 3134, dated as of September 8, 2006, between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.6.2(17)	Supplemental Agreement No. 1 to Purchase Agreement No. 3134 between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.6.3(17)	Supplemental Agreement No. 2 to Purchase Agreement No. 3134 between The Boeing Company and Atlas Air, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission).

10.7(8)	Engine Maintenance Contract, dated April 30, 2004, between the Company and MTU Maintenance Hannover GmbH, with regard to CF6 80C2 Engines in the 1998 EETC Transaction together with schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

Exhibit Number	Description

10.8(10)	Amended and Restated Employment Agreement, dated as September 19, 2006, between Atlas Air, Inc. and John W. Dietrich.

10.8.1(14)	Amendment, dated as of December 31, 2008, to the Amended and Restated Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.8.2(15)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.9(25)	Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives, amended as of February 18, 2014.

10.10(8)	Contract, dated October 1, 2004, between HQ AMC/A34TM and the Company.

10.11(23)	Atlas Air Worldwide Holdings, Inc. 2007 Incentive Plan (as amended).

10.11.1	Atlas Air Worldwide Holdings, Inc. 2015 Long Term Cash Incentive Program, which is filed herewith as Exhibit 10.11.1.

10.11.2(25)	Atlas Air Worldwide Holdings, Inc. 2014 Long Term Cash Incentive Program.

10.11.3(25)	Form of Restricted Stock Unit Agreement.

10.11.4(25)	Form of Performance Share Unit Agreement.

10.12(27)	Benefits Program for Senior Executives, Amended and Restated as of January 1, 2015.

10.13(28)	Board of Directors Compensation Program.

10.14(13)	Atlas Air, Inc. Profit Sharing Plan.

10.14.1(14)	Amendment, dated as of December 31, 2008, to Atlas Air, Inc. Profit Sharing Plan.

10.15(6)	Form of Directors and Officers Indemnification Agreement.

10.16(5)	Amendment No. 1 to Stock Purchase Agreement/Amendment No. 1 to Transaction Guarantee Agreement, dated as of April 13, 2007, among Polar Air Cargo Worldwide, Inc., DHL Network Operations (USA), Inc. and Deutsche Post AG.

10.17(11)	Stock Purchase Agreement with DHL.

10.18(12)	Blocked Space Agreement, dated June 28, 2007, between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.19(12)	Amendment No. 1, dated as of July 30, 2007, to Blocked Space Agreement between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc.

10.20(12)	Flight Services Agreement, dated as of June 28, 2007, between Atlas Air, Inc. and Polar Air Cargo Worldwide, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.21(12)	Indemnity Agreement, dated as of June 28, 2007, among Atlas Air Worldwide Holdings, Inc., Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc.

10.22(12)	Contribution Agreement, dated as of June 28, 2007, between Atlas Air Worldwide Holdings, Inc. and Polar Air Cargo Worldwide, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.23(29)	Atlas Air, Inc. 401(K) Restoration and Voluntary Deferral Plan, Restated effective as of February 11, 2011, and as Further Amended effective January 1, 2015.

Exhibit Number	Description

10.25(24)	Loan Agreement [37138], dated as of December 20, 2013, among MSN 37138 Ltd. (as Borrower), BNP Paribas (New York Branch), Landesbank Hessen-Thuringer Girozentrale and Norddeutsche Landesbank Girozentrale (as Lenders) and BNP Paribas (New York Branch) (as Agent). (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.26(24)	Loan Agreement [38969], dated as of December 20, 2013, among MSN 38969 Ltd. (as Borrower), BNP Paribas (New York Branch), Landesbank Hessen-Thuringer Girozentrale and Norddeutsche Landesbank Girozentrale (as Lenders) and BNP Paribas (New York Branch) (as Agent). (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.27(24)	Loan Agreement [39286], dated as of December 20, 2013, among MSN 39286 Pte. Ltd., BNP Paribas (Singapore Branch), Norddeutsche Landesbank Girozentrale (Singapore Branch) (as Lenders) and BNP Paribas (New York Branch) (as Agent). (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.28(24)	Loan Agreement [37138], dated as of December 20, 2013, among MSN 37138 Ltd. (as Borrower), Investec Bank plc (as Lender) and Investec Bank plc (as Agent). (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.29(24)	Loan Agreement [38969], dated as of December 20, 2013, among MSN 38969 Ltd. (as Borrower), Investec Bank plc (as Lender) and Investec Bank plc (as Agent). (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.30(24)	Loan Agreement [39286], dated as of December 20, 2013, among MSN 39286 Pte. Ltd. (as Borrower), Norddeutsche Landesbank Girozentrale (Singapore Branch) (as Lender) and Norddeutsche Landesbank Girozentrale (Singapore Branch) (as Agent). (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.31(24)	Amended and Restated Sale Agreement between Wells Fargo Bank Northwest, National Association (not in its individual capacity but as owner trustee for GAIF II Investment Twenty-Eight, LLC) and MSN 38969 Ltd., an indirect subsidiary of the Company, relating to the purchase of one Boeing 777F airframe with manufacturer’s serial number 38969 and two GE90 Engines with engine serial numbers 906970 and 906971. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.32(24)	Amended and Restated Sale Agreement between Wells Fargo Bank Northwest, National Association (not in its individual capacity but as owner trustee for GAIF II Investment Nineteen, LLC) and MSN 37138 Ltd., an indirect subsidiary of the Company, relating to the purchase of one Boeing 777F airframe with manufacturer’s serial number 37138 and two GE90 Engines with engine serial numbers 907037 and 907038. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.33(24)	Amended and Restated Sale Agreement between Wells Fargo Bank Northwest, National Association (not in its individual capacity but as owner trustee for GAIF II Investment Sixteen, LLC) and MSN 39286 Pte. Ltd., an indirect subsidiary of the Company, relating to the purchase of one Boeing 777F airframe with manufacturer’s serial number 39286 and two GE90 Engines with engine serial numbers 907006 and 907007. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.)

10.34.1(26)	Base convertible hedge transaction confirmation, dated as of May 28, 2015, between Morgan Stanley & Col. International plc and the Company.

10.34.2(26)	Base warrant transaction confirmation, dated as of May 28, 2015, between Morgan Stanley & Co. International plc and the Company.

10.34.3(26)	Additional convertible note hedge transaction confirmation, dated as of June 1, 2015, between Morgan Stanley & Co. International plc and the Company.

Exhibit Number	Description

10.34.4(26)	Additional warrant transaction confirmation, dated as of June 1, 2015, between Morgan Stanley & Co. International plc and the Company.

10.34.5(26)	Base convertible note hedge transaction confirmation, dated as of May 28, 2015, between BNP Paribas and the Company.

10.34.6(26)	Base warrant transaction confirmation, dated as of May 28, 2015, between BNP Paribas and the Company.

10.34.7(26)	Additional convertible note hedge transaction confirmation, dated as of June 1, 2015, between BNP Paribas and the Company.

10.34.8(26)	Additional warrant transaction confirmation, dated as of June 1, 2015, between BNP Paribas and the Company.

14.1	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board of Directors, which filed herewith as Exhibit 14.1.

21.1	Subsidiaries’ List, which is filed herewith as Exhibit 21.1.

23.1	Consent of PricewaterhouseCoopers LLP, which is filed herewith as Exhibit 23.1.

24.1	Power of Attorney, which is filed herewith as Exhibit 24.1.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, furnished herewith.

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-4 (No. 333-36268).

(2)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1997.

(3)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-3 (No. 333-71833).

(4)	Incorporated by reference to the exhibits the Company’s Current Report on Form 8-K dated February 16, 2001.

(5)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(6)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 14, 2005.

(7)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(8)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

(9)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(11)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(12)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(13)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(14)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(15)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(16)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated September 19, 2014.

(17)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(18)	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

(19)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(20)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(21)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(22)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(23)	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated May 22, 2013.

(24)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(25)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

(26)	Incorporated by reference to the exhibits in the Company’s Current Report on Form 8-K dated June 3, 2015.

(27)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

(28)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

(29)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.