Form 10-Q
period 2016-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2016-05-05
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, there were 24,811,018 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$317,410	$425,950
Short-term investments	3,990	5,098
Restricted cash	14,503	12,981
Accounts receivable, net of allowance of $2,288 and $1,247, respectively	134,677	164,308
Prepaid maintenance	5,621	6,052
Prepaid expenses and other current assets	44,937	37,548

Total current assets	521,138	651,937
Property and Equipment
Flight equipment	3,709,611	3,687,248
Ground equipment	60,968	58,487
Less: accumulated depreciation	(472,389)	(450,217)
Purchase deposits for flight equipment	64,624	39,678

Property and equipment, net	3,362,814	3,335,196
Other Assets
Long-term investments and accrued interest	34,089	37,604
Deposits and other assets	90,234	81,183
Intangible assets, net	56,380	58,483

Total Assets	$4,064,655	$4,164,403

Liabilities and Equity
Current Liabilities
Accounts payable	$58,471	$93,278
Accrued liabilities	294,570	293,138
Current portion of long-term debt	157,701	161,811

Total current liabilities	510,742	548,227
Other Liabilities
Long-term debt	1,711,861	1,739,496
Deferred taxes	287,922	286,928
Other liabilities	98,400	135,569

Total other liabilities	2,098,183	2,161,993
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 29,242,911 and 28,955,445 shares issued, 24,812,088 and 24,636,651, shares outstanding (net of treasury stock), as of March 31, 2016 and December 31, 2015, respectively	293	290
Additional paid-in-capital	630,151	625,244
Treasury stock, at cost; 4,430,823 and 4,318,794 shares, respectively	(175,956)	(171,844)
Accumulated other comprehensive loss	(5,785)	(6,063)
Retained earnings	1,007,027	1,006,556

Total equity	1,455,730	1,454,183

Total Liabilities and Equity	$4,064,655	$4,164,403

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Operating Revenue
ACMI	$182,740	$189,047
Charter	202,303	220,138
Dry leasing	28,192	31,919
Other	5,380	3,741

Total Operating Revenue	418,615	444,845

Operating Expenses
Salaries, wages and benefits	93,845	88,773
Aircraft fuel	63,220	78,115
Maintenance, materials and repairs	57,024	58,832
Aircraft rent	37,037	34,261
Depreciation and amortization	35,005	32,030
Travel	30,323	20,813
Navigation fees, landing fees and other rent	21,974	23,503
Passenger and ground handling services	20,879	19,963
Loss on disposal of aircraft	—	1,209
Special charge	6,631	(568)
Acquisition-related expenses	793	—
Other	31,827	30,944

Total Operating Expenses	398,558	387,875

Operating Income	20,057	56,970

Non-operating Expenses (Income)
Interest income	(1,604)	(4,488)
Interest expense	21,302	24,548
Capitalized interest	(357)	(26)
Loss on early extinguishment of debt	132	—
Other expense (income), net	(240)	675

Total Non-operating Expenses (Income)	19,233	20,709

Income before income taxes	824	36,261
Income tax expense	353	7,029

Net Income	$471	$29,232

Earnings per share:
Basic	$0.02	$1.18

Diluted	$0.02	$1.17

Weighted average shares:
Basic	24,711	24,876

Diluted	24,846	25,070

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Net Income	$471	$29,232
Other comprehensive income (loss):
Interest rate derivatives:
Reclassification to interest expense	454	650
Income tax expense	(176)	(248)
Foreign currency translation:
Translation adjustment	—	(58)

Other comprehensive income	278	344

Comprehensive Income	$749	$29,576

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Operating Activities:
Net Income	$471	$29,232
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	39,817	36,375
Accretion of debt securities discount	(332)	(1,902)
Provision for allowance for doubtful accounts	221	(174)
Special charge, net of cash payments	6,631	(568)
Loss on early extinguishment of debt	132	—
Loss on disposal of aircraft	—	1,209
Deferred taxes	292	7,029
Stock-based compensation expense	5,455	5,285
Changes in:
Accounts receivable	29,871	11,088
Prepaid expenses, current assets and other assets	(10,575)	(949)
Accounts payable and accrued liabilities	(52,544)	4,023

Net cash provided by operating activities	19,439	90,648
Investing Activities:
Capital expenditures	(10,682)	(10,385)
Purchase deposits and payments for flight equipment	(84,230)	(14,925)
Changes in restricted cash	(1,522)	(747)
Proceeds from investments	4,955	1,202
Proceeds from disposal of aircraft	—	24,345

Net cash used for investing activities	(91,479)	(510)
Financing Activities:
Proceeds from debt issuance	14,790	—
Customer maintenance reserves received	3,547	4,129
Proceeds from stock option exercises	—	52
Purchase of treasury stock	(4,112)	(6,118)
Excess tax benefit from stock-based compensation expense	158	449
Payment of debt issuance costs	(217)	—
Payments of debt	(50,666)	(50,845)

Net cash used for financing activities	(36,500)	(52,333)

Net increase (decrease) in cash and cash equivalents	(108,540)	37,805
Cash and cash equivalents at the beginning of period	425,950	298,601

Cash and cash equivalents at the end of period	$317,410	$336,406

Non-cash Investing and Financing Activities:
Acquisition of flight equipment included in Accounts payable and accrued liabilities	$12,059	$—

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2014	$286	$(145,322)	$573,133	$(9,572)	$999,270	$1,417,795	$1,417,795
Net Income	—	—	—	—	29,232	29,232	29,232
Other comprehensive income	—	—	—	344	—	344	344
Stock option and restricted stock compensation	—	—	5,285	—	—	5,285	5,285
Purchase of 131,162 shares of treasury stock	—	(6,118)	—	—	—	(6,118)	(6,118)
Exercise of 1,900 employee stock options	—	—	52	—	—	52	52
Issuance of 324,406 shares of restricted stock	3	—	(3)	—	—	—	—
Tax benefit (expense) on restricted stock and stock options	—	—	37	—	—	37	37

Balance at March 31, 2015	$289	$(151,440)	$578,504	$(9,228)	$1,028,502	$1,446,627	$1,446,627

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2015	$290	$(171,844)	$625,244	$(6,063)	$1,006,556	$1,454,183	$1,454,183
Net Income	—	—	—	—	471	471	471
Other comprehensive income	—	—	—	278	—	278	278
Stock option and restricted stock compensation	—	—	5,455	—	—	5,455	5,455
Purchase of 112,029 shares of treasury stock	—	(4,112)	—	—	—	(4,112)	(4,112)
Issuance of 287,466 shares of restricted stock	3	—	(3)	—	—	—	—
Tax benefit (expense) on restricted stock and stock options	—	—	(545)	—	—	(545)	(545)

Balance at March 31, 2016	$293	$(175,956)	$630,151	$(5,785)	$1,007,027	$1,455,730	$1,455,730

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2015, which includes additional disclosures and a summary of our significant accounting policies. The December 31, 2015 balance sheet data was derived from that Annual Report. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, comprehensive income for the three months ended March 31, 2016 and 2015, cash flows for the three months ended March 31, 2016 and 2015, and shareholders’ equity as of and for the three months ended March 31, 2016 and 2015.

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

2. Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for share-based compensation. The amended guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This amended guidance is effective as of the beginning of 2017. Early adoption is permitted. We are currently assessing the impact the amended guidance will have on our financial statements.

In February 2016, the FASB amended its accounting guidance for leases. The guidance requires a lessee to recognize assets and liabilities on the balance sheet arising from leases with terms greater than twelve months. While lessor accounting guidance is relatively unchanged, certain amendments were made to conform with changes made to lessee accounting and recently released revenue recognition guidance. The new guidance for leases will continue to classify them as either finance or operating, with classification affecting the pattern of expense and income recognition in the statement of operations. It also requires additional quantitative and qualitative disclosures about leasing arrangements. The amended guidance is effective as of the beginning of 2019. Early adoption is permitted. We are currently assessing the impact the amended guidance will have on our financial statements.

In May 2014, the FASB amended its accounting guidance for revenue recognition. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided. It also requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date by one year to the beginning of 2018. Early adoption is permitted, but not before the beginning of 2017. While we are still assessing the impact the amended guidance will have on our financial statements, we expect that revenue currently recognized based on flight departure will likely be recognized over time as the services are performed.

3. Related Parties

DHL Investment and Polar

AAWW has a 51% equity interest and 75% voting interest in Polar. DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG (“DP”), holds a 49% equity interest and a 25% voting interest in Polar. Polar is a variable interest entity that we do not consolidate because we are not the primary beneficiary as the risks associated with the direct costs of operation are with DHL. Under a 20-year blocked space agreement (the “BSA”), Polar provides air cargo capacity to DHL. Atlas has several agreements with Polar to provide ACMI, CMI, Dry Leasing, administrative, sales and ground support services to one another. We do not have any financial exposure to fund debt obligations or operating losses of Polar, except for any liquidated damages that we could incur under these agreements. The following table summarizes our transactions with Polar:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Revenue and Expenses:
Revenue from Polar	$98,737	$94,258
Ground handling and airport fees paid to Polar	$223	$797

	March 31, 2016	December 31, 2015
Accounts receivable/payable as of:
Receivables from Polar	$5,908	$6,527
Payables to Polar	$2,281	$4,660

	March 31, 2016	December 31, 2015
Aggregate Carrying Value of Polar Investment as of:
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

GATS

We hold a 50% interest in GATS GP (BVI) Ltd. (“GATS”), a joint venture with an unrelated third party. The purpose of the joint venture is to purchase rotable parts and provide repair services for those parts, primarily for our 747-8F aircraft. The joint venture is a variable interest entity that we do not consolidate because we are not the primary beneficiary as we do not exercise financial control. As of March 31, 2016 and December 31, 2015, our investment in GATS was $20.8 million and $20.7 million, respectively, and our maximum exposure to losses from the entity is limited to our investment, which is comprised primarily of rotable inventory parts. GATS does not have any third-party debt obligations. We had Accounts payable to GATS of $2.5 million as of March 31, 2016 and $2.3 million as of December 31, 2015.

4. Southern Air Holdings Acquisition

On January 15, 2016, we entered into an Agreement and Plan of Merger to acquire all the outstanding shares of Southern Air Holdings, Inc. (“Southern Air”) (the “Southern Acquisition”). The Southern Acquisition was completed on April 7, 2016 for cash consideration of $107.5 million, net of cash acquired, and is subject to working capital and other adjustments. Southern Air is the parent company of several subsidiaries, including Southern Air Inc. and Florida West

International Airways, Inc. The Southern Acquisition provides us with immediate entry into 777 and 737 aircraft operating platforms, with the potential for developing additional business with existing and new customers of both companies. We believe the platforms provided by these aircraft will augment our ability to offer customers the broadest array of aircraft and operating services for domestic, regional and international applications. Southern Air currently flies five 777-200F and five 737-400F aircraft under CMI agreements for DHL.

For the three months ended March 31, 2016, we incurred Acquisition-related expenses of $0.8 million, primarily related to professional fees and integration costs. Due to the timing of this acquisition, certain disclosures, including the preliminary allocation of the purchase price, are not presented as the valuation and accounting have not yet been completed.

5. Special Charge

During the first quarter of 2016, we classified four CF6-80 engines as held for sale, recognized an impairment loss of $6.5 million and ceased depreciation on the engines. The carrying value of these CF6-80 engines was $6.1 million and the carrying value of all CF6-80 engines held for sale was $10.7 million at March 31, 2016, which was included within Prepaid expenses and other current assets in the consolidated balance sheets. The sales are expected to be completed during the second and third quarters of 2016.

6. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	March 31, 2016	December 31, 2015
Customer maintenance reserves	$70,501	$70,252
Maintenance	64,492	52,070
U.S. class action settlement	35,000	35,000
Salaries, wages and benefits	31,494	51,649
Aircraft fuel	25,214	12,983
Deferred revenue	10,659	12,702
Other	57,210	58,482

Accrued liabilities	$294,570	$293,138

7. Debt

Term Loans

In February 2016, we borrowed $14.8 million related to the conversion of a 767-300BDSF aircraft under an eight-year term loan with a final payment of $3.8 million due in February 2024 (the “First 2016 Term Loan”). The First 2016 Term Loan, which is secured by a mortgage against aircraft tail number N642GT, contains customary covenants and events of default and accrues interest at a fixed rate of 3.19%, with principal and interest payable monthly.

Convertible Notes

In June 2015, we issued $224.5 million aggregate principal amount of convertible senior notes (the “Convertible Notes”) in an underwritten public offering. The Convertible Notes are senior unsecured obligations and accrue interest payable semiannually on June 1 and December 1 of each year at a fixed rate of 2.25%. The Convertible Notes will mature on June 1, 2022, unless earlier converted or repurchased pursuant to their terms. Proceeds from the issuance of the Convertible Notes were used to refinance higher-rate debt related to five 747-400 freighter aircraft that had an average cash coupon of 8.1%. As of March 31, 2016, the remaining life of the Convertible Notes is 6.5 years and consisted of the following:

Liability component:
Gross proceeds	$224,500
Less: debt discount, net of amortization	(47,810)
Less: debt issuance cost, net of amortization	(4,656)

Net carrying amount	$172,034

Equity component (1)	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of March 31, 2016.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

For the Three Months Ended
March 31, 2016
Contractual interest coupon	$1,263
Amortization of debt discount	1,567
Amortization of debt issuance costs	167

Total interest expense recognized	$2,997

8. Income Taxes

Our effective income tax rates were 42.8% and 19.4% for the three months ended March 31, 2016 and March 31, 2015, respectively. The effective income tax rate for the three months ended March 31, 2016 differed from the U.S. federal statutory rate primarily due to nondeductible acquisition-related expenses incurred in connection with the acquisition of Southern Air. The effective rate for the three months ended March 31, 2015 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $4.0 million, net of reserves, related to extraterritorial income (“ETI”) from leasing certain of our aircraft. The effective rates for both periods also differed from the U.S. federal statutory rate due to the income tax impact of foreign operations taxed at different rates, our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S., U.S. state income taxes, the nondeductibility of certain expenses for tax purposes, adjustments to our liability for uncertain tax positions, and the relationship of these items to our projected operating results for the year. For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

9. Financial Instruments

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

Long-term investments consist of debt securities for which we have both the ability and the intent to hold until maturity. These investments are classified as held-to-maturity and reported at amortized cost. The fair value of our Long-term investments is based on a discounted cash flow analysis using the contractual cash flows of the investments and a discount rate derived from unadjusted quoted interest rates for debt securities of comparable risk. Such debt securities represent investments in Pass-Through Trust Certificates (“PTCs”) related to enhanced equipment trust certificates (“EETCs”) issued by Atlas in 1998, 1999 and 2000.

The fair value of our term loans, notes guaranteed by the Export-Import Bank of the United States (“Ex-Im Bank”) and EETCs are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair value of our Convertible Notes is based on unadjusted quoted market prices for these securities.

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	March 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$317,410	$317,410	$317,410	$—	$—
Short-term investments	3,990	3,990	—	—	3,990
Restricted cash	14,503	14,503	14,503	—	—
Long-term investments and accrued interest	34,089	41,248	—	—	41,248

	$369,992	$377,151	$331,913	$—	$45,238

Liabilities

Term loans	$999,730	$1,042,648	$—	$—	$1,042,648
Ex-Im Bank guaranteed notes	671,717	711,185	—	—	711,185
EETCs	26,081	31,294	—	—	31,294
Convertible Notes	172,034	186,335	186,335	—	—

	$1,869,562	$1,971,462	$186,335	$—	$1,785,127

	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$425,950	$425,950	$425,950	$—	$—
Short-term investments	5,098	5,098	—	—	5,098
Restricted cash	12,981	12,981	12,981	—	—
Long-term investments and accrued interest	37,604	45,867	—	—	45,867

	$481,633	$489,896	$438,931	$—	$50,965

Liabilities
Term loans	$1,013,265	$1,049,785	$—	$—	$1,049,785
Ex-Im Bank guaranteed notes	689,720	715,890	—	—	715,890
EETCs	28,022	30,074	—	—	30,074
Convertible Notes	170,300	185,325	185,325	—	—

	$1,901,307	$1,981,074	$185,325	$—	$1,795,749

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments and accrued interest by contractual maturity as of:

	March 31, 2016			December 31, 2015
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value
Debt securities
Due after one but within five years	$34,089	$7,159	$41,248	$37,604	$8,263	$45,867

Total	$34,089	$7,159	$41,248	$37,604	$8,263	$45,867

10. Segment Reporting

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

We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct operating and ownership costs. Direct Contribution represents Income before income taxes excluding the following: Special charges, Acquisition-related expenses, nonrecurring items, Losses (gains) on the disposal of aircraft, Losses on early extinguishment of debt, Gains on investments and Unallocated income and expenses, net. Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation. Unallocated income and expenses, net include corporate overhead, nonaircraft depreciation, noncash expenses and income, interest expense on the portion of debt used for general corporate purposes, interest income on nondebt securities, capitalized interest, foreign exchange gains and losses, other revenue and other non-operating costs.

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income before Income Taxes:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Operating Revenue:
ACMI	$182,740	$189,047
Charter	202,303	220,138
Dry Leasing	28,192	31,919
Other	5,380	3,741

Total Operating Revenue	$418,615	$444,845

Direct Contribution:
ACMI	$24,739	$39,902
Charter	20,776	30,460
Dry Leasing	10,408	15,525

Total Direct Contribution for Reportable Segments	55,923	85,887

Add back (subtract):
Unallocated income and expenses, net	(47,543)	(48,985)
Loss on early extinguishment of debt	(132)	—
Special charge	(6,631)	568
Acquisition-related expenses	(793)	—
Loss on disposal of aircraft	—	(1,209)

Income before income taxes	824	36,261

Add back (subtract):
Interest income	(1,604)	(4,488)
Interest expense	21,302	24,548
Capitalized interest	(357)	(26)
Loss on early extinguishment of debt	132	—
Other expense (income), net	(240)	675

Operating Income	$20,057	$56,970

We are exposed to a concentration of revenue from the U.S. Military Air Mobility Command (“AMC”) and Polar (see Note 3 for further discussion regarding Polar). No other customer accounted for more than 10.0% of our Total Operating Revenue. Revenue from the AMC was $111.0 million for the three months ended March 31, 2016 and $90.1 million for the three months ended March 31, 2015. Accounts receivable from the AMC were $25.3 million and $26.3 million as of March 31, 2016 and December 31, 2015, respectively. We have not experienced any credit issues with either of these customers.

11. Legal Proceedings

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

On January 7, 2016, the Company, Old Polar, and Polar entered into a settlement agreement to settle all claims by participating class members against the Company, Old Polar and Polar. The Company, Polar, and Old Polar deny any wrongdoing, and there is no admission of any wrongdoing in the settlement agreement. Pursuant to the settlement agreement, the Company, Old Polar and Polar have agreed to make installment payments over three years to settle the plaintiffs’ claims, with payments of $35.0 million paid on January 15, 2016, $35.0 million due on or before January 15, 2017, and $30.0 million due on or before January 15, 2018, resulting in an accrual of $65.0 million as of March 31, 2016. The United States District Court for the Eastern District of New York issued an order granting preliminary approval of the settlement on January 12, 2016. The settlement is still subject to final court approval.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $5.5 million in aggregate based on March 31, 2016 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $4.3 million as of March 31, 2016 and $3.8 million as of December 31, 2015, and are included in Deposits and other assets.

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

12. Earnings Per Share

Basic earnings per share (“EPS”) represent net income divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method. Anti-dilutive shares related to warrants and stock options that were out of the money and excluded for the three months ended March 31, 2016 were 3.0 million and for the three months ended March 31, 2015 were de minimis.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Numerator:
Net Income	$471	$29,232

Denominator:
Basic EPS weighted average shares outstanding	24,711	24,876
Effect of dilutive stock options and restricted stock	135	194

Diluted EPS weighted average shares outstanding	24,846	25,070

EPS:
Basic	$0.02	$1.18

Diluted	$0.02	$1.17

The calculation of EPS does not include restricted share units in which performance or market conditions were not satisfied of 0.5 million for the three months ended March 31, 2016 and 0.3 million for the three months ended March 31, 2015.

13. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2014	$(9,924)	$352	$(9,572)
Reclassification to interest expense	650	—	650
Translation adjustment	—	(58)	(58)
Tax effect	(248)	—	(248)

Balance as of March 31, 2015	$(9,522)	$294	$(9,228)

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2015	$(6,072)	$9	$(6,063)
Reclassification to interest expense	454	—	454
Tax effect	(176)	—	(176)

Balance as of March 31, 2016	$(5,794)	$9	$(5,785)

Interest Rate Derivatives

As of March 31, 2016, there was $9.4 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014. The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt. Net realized losses reclassified into earnings were $0.5 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. Net realized losses expected to be reclassified into earnings within the next 12 months are $1.7 million as of March 31, 2016.

14. Subsequent Events

In May 2016, we entered into agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively, “Amazon”), which will include CMI operation of 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan. The Dry Leases will have a term of ten years, while the CMI operations will be for seven years (with extension provisions for a total term of ten years). The first aircraft is expected to be placed in service in the second half of 2016 with the remainder expected to be placed in service throughout 2017 and 2018.

In conjunction with these agreements, we granted Amazon a warrant providing for the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share. A portion of the warrant representing the right to purchase 3.75 million shares vested immediately upon issuance of the warrant and the remainder of the warrant representing the right to purchase 3.75 million shares will vest proportionately as the underlying Dry Leases and CMI operations for aircraft 11-20 commence. The warrant will be exercisable in accordance with its terms through 2021.

The agreements also provide incentives for future growth of the relationship as Amazon may increase its business with us. In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.50 per share. This warrant to purchase 3.75 million shares will vest in conjunction with payments by Amazon for additional business with us. The warrant will be exercisable in accordance with its terms through 2023.

We expect that the warrants will be presented as liabilities in our consolidated balance sheets and subject to fair value measurements during the periods that they are outstanding. We expect to amortize the value of the warrants as a reduction of revenue in proportion to the amount of revenue recognized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Financial Statements appearing in this report and our audited consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K.

Background

Certain Terms - Glossary

The following represents terms and statistics specific to our business and industry. They are used by management to evaluate and measure operations, results, productivity and efficiency.

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

C Check	High-level or “heavy” airframe maintenance checks, which are more intensive in scope than Line Maintenance and are generally performed between 18 and 24 months depending on aircraft type.

D Check	High-level or “heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six and eight years depending on aircraft type.

Heavy Maintenance	Scheduled maintenance activities, which are the most extensive in scope and are primarily based on time or usage intervals, include, but are not limited to, C Checks, D Checks and engine overhauls. In addition, unscheduled engine repairs involving the removal of the engine from the aircraft are considered to be heavy maintenance.

Line Maintenance	Unscheduled maintenance to rectify events occurring during normal day-to-day operations.

Non-heavy	Discrete maintenance activities for the overhaul and repair of specific aircraft

Maintenance	components, including landing gear, auxiliary power units and engine thrust reversers.

Yield	The average amount a customer pays to fly one tonne of cargo one mile.

Business Overview

We are a leading global provider of outsourced aircraft and aviation operating services. We operate the world’s largest fleet of 747 freighters and, with our recent acquisition of Southern Air, provide customers the broadest array of 747, 777, 767, 757 and 737 aircraft for domestic, regional and international applications. We also own and dry lease a portfolio of aircraft, including six 777 freighters. We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale. Our customers include airlines, express delivery providers, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

Our primary service offerings include the following:

•	ACMI, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and Yield risk. In addition, customers are responsible for landing, navigation and most other operational fees and costs;

•	CMI, which is part of our ACMI business segment, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of crew, maintenance and insurance, but not the aircraft. Customers assume fuel, demand and Yield risk. In addition, customers are responsible for landing, navigation and most other operational fees and costs;

•	Charter, whereby we provide cargo and passenger aircraft charter services to customers, including the AMC, brokers, freight forwarders, direct shippers, airlines, sports teams and fans, and private charter customers. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs; and

•	Dry Leasing, whereby we provide cargo and passenger aircraft and engine leasing solutions. The customer operates, and is responsible for insuring and maintaining, the flight equipment.

We look to achieve our growth plans and enhance shareholder value by:

•	Delivering superior service quality to our valued customers;

•	Focusing on securing attractive long-term customer contracts;

•	Aggressively managing our fleet with a focus on leading-edge aircraft;

•	Driving significant and ongoing productivity improvements;

•	Selectively pursuing and evaluating future acquisitions and alliances; while

•	Appropriately managing capital allocation.

See “Business Overview” and “Business Strategy” in our 2015 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first three months of 2016, compared with 2015, were impacted by the following events:

•	In March 2015, we began ACMI flying one additional 747-8F aircraft for DHL following its transition from Panalpina Air & Ocean Ltd. The aircraft initially replaced a 747-400F aircraft.

•	In January, February and March of 2015, we began CMI flying three additional 767-200 freighters owned by DHL in its North American network. A fourth 767-200 freighter began CMI flying in April 2015.

•	In July 2015, we began ACMI flying one additional 747-400F aircraft for DHL, increasing the number of 747 freighter aircraft in ACMI service for DHL to thirteen.

•	In December 2015 and February 2016, we began CMI flying for DHL two 767-300BDSF aircraft, Dry Leased from Titan, in DHL’s North American network, increasing the number of freighter aircraft in CMI service for DHL to twelve.

In April 2016, we acquired Southern Air, which currently operates five 777-200F and five 737-400F aircraft under CMI agreements for DHL.

In May 2016, we entered into agreements with Amazon, which will include CMI operation of 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan. The first aircraft is expected to be placed in service in the second half of 2016 with the remainder expected to be placed in service throughout 2017 and 2018.

Charter results for the first quarter of 2016 were impacted, compared with 2015, by a decline in Yield due to the U.S. West Coast port disruption in 2015. This impact was partially offset by an increase in Block Hours during 2016, reflecting increased passenger and cargo demand from the AMC.

In December 2015 and February 2016, we began Dry Leasing two 767-300BDSF aircraft to DHL on a long-term basis. In March 2016, we also Dry Leased a 737-800 passenger aircraft on a long-term basis to a customer following its scheduled return.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended March 31, 2016 and 2015

Operating Statistics

The table below sets forth selected Operating Statistics for the three months ended March 31:

	2016	2015	Increase / (Decrease)	Percent Change
Block Hours
ACMI	29,529	29,460	69	0.2%
Charter:
Cargo	8,230	8,268	(38)	(0.5)%
Passenger	3,935	3,221	714	22.2%
Other	457	331	126	38.1%

Total Block Hours	42,151	41,280	871	2.1%

Revenue Per Block Hour
ACMI	$6,188	$6,417	$(229)	(3.6)%
Charter:	$16,630	$19,161	$(2,531)	(13.2)%
Cargo	$16,042	$19,258	$(3,216)	(16.7)%
Passenger	$17,859	$18,912	$(1,053)	(5.6)%

Charter Fuel
Average fuel cost per gallon	$1.81	$2.34	$(0.53)	(22.6)%
Fuel gallons consumed (000s)	34,945	33,312	1,633	4.9%

Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	8.8	8.6	0.2
747-400 Cargo	12.6	12.2	0.4
747-400 Dreamlifter	2.8	3.1	(0.3)
767-300 Cargo	3.4	2.0	1.4
767-200 Cargo	9.0	6.4	2.6
747-400 Passenger	1.0	1.0	—
767-200 Passenger	1.0	1.0	—

Total	38.6	34.3	4.3
Charter
747-8F Cargo	1.1	0.3	0.8
747-400 Cargo	10.0	8.9	1.1
747-400 Passenger	2.0	2.0	—
767-300 Passenger	3.0	3.0	—

Total	16.1	14.2	1.9
Dry Leasing
777-200 Cargo	6.0	6.0	—
767-300 Cargo	1.4	—	1.4
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	1.0	1.6	(0.6)

Total	10.4	9.6	0.8
Less: Aircraft Dry Leased to CMI customers	(1.4)	—	(1.4)

Total Operating Aircraft	63.7	58.1	5.6

Out-of-service	—	1.0	(1.0)

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Operating Revenue

The following table compares our Operating Revenue for the three months ended March 31 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$182,740	$189,047	$(6,307)	(3.3)%
Charter	202,303	220,138	(17,835)	(8.1)%
Dry Leasing	28,192	31,919	(3,727)	(11.7)%
Other	5,380	3,741	1,639	43.8%

Total Operating Revenue	$418,615	$444,845	$(26,230)	(5.9)%

ACMI revenue decreased $6.3 million, or 3.3%, primarily due to reduced Revenue per Block Hour. ACMI Revenue per Block Hour was $6,188 for the first quarter of 2016, compared with $6,417 in 2015, a decrease of $229 per Block Hour, or 3.6%. The decrease in Revenue per Block Hour reflects the impact of increased CMI flying in 2016 and payments received in 2015 related to a customer’s return of an aircraft. ACMI Block Hours were essentially unchanged during the period.

Charter revenue decreased $17.8 million, or 8.1%, primarily due to a decrease in Revenue per Block Hour reflecting a reduction in fuel prices in 2016 and the impact of the U.S. West Coast port disruption in 2015, partially offset by an increase in Block Hours. Charter Revenue per Block Hour was $16,630 for the first quarter of 2016 compared with $19,161 in 2015, a decrease of $2,531 per Block Hour, or 13.2%. This decrease was primarily driven by a reduction in fuel prices in 2016 and the impact of higher rates resulting from the U.S. West Coast port disruption in 2015. Charter Block Hours were 12,165 in the first quarter of 2016 compared with 11,489 in 2015, an increase of 676 Block Hours, or 5.9%. The increase in Charter Block Hours was primarily driven by an increase in passenger and cargo demand from the AMC.

Dry Leasing revenue decreased $3.7 million, or 11.7%, primarily due to lower revenue from maintenance payments to us related to the scheduled return of a 737-800 passenger aircraft in March 2016 compared with maintenance payments to us related to the scheduled return of a 737-800 passenger aircraft in February 2015. Revenue from maintenance payments is based on the maintenance condition of the aircraft at the end of the lease. Partially offsetting this decrease was revenue from the placement of one 767-300BDSF aircraft with DHL in December 2015 and another one in February 2016.

Operating Expenses

The following table compares our Operating Expenses for the three months ended March 31 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Operating Expenses
Salaries, wages and benefits	$93,845	$88,773	$5,072	5.7%
Aircraft fuel	63,220	78,115	(14,895)	(19.1)%
Maintenance, materials and repairs	57,024	58,832	(1,808)	(3.1)%
Aircraft rent	37,037	34,261	2,776	8.1%
Depreciation and amortization	35,005	32,030	2,975	9.3%
Travel	30,323	20,813	9,510	45.7%
Navigation fees, landing fees and other rent	21,974	23,503	(1,529)	(6.5)%
Passenger and ground handling services	20,879	19,963	916	4.6%
Loss on disposal of aircraft	—	1,209	(1,209)	NM
Special charge	6,631	(568)	7,199	NM
Acquisition-related expenses	793	—	793	NM
Other	31,827	30,944	883	2.9%

Total Operating Expenses	$398,558	$387,875

NM represents year-over-year changes that are not meaningful.

Salaries, wages and benefits increased $5.1 million, or 5.7%, primarily driven by increased crewmember costs due to crew training related to our investment in fleet growth and higher Block Hours.

Aircraft fuel decreased $14.9 million, or 19.1%, primarily due to fuel price decreases, partially offset by increased fuel consumption. The average fuel price per gallon for the Charter business was $1.81 for the first quarter of 2016, compared with $2.34 in 2015, a decrease of 22.6%. Fuel consumption increased 1.6 million gallons, or 4.9%, reflecting the increase in Charter Block Hours operated. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Maintenance, materials and repairs decreased $1.8 million, or 3.1%, reflecting a decrease of $8.9 million for 747-400 aircraft, partially offset by an increase of $4.5 million for 747-8F aircraft and $2.5 million for 767 aircraft. Heavy Maintenance on 747-400 aircraft decreased $5.5 million primarily due to a decrease in the number of CF6-80 engine overhauls and D Checks, partially offset by an increase in the number of C Checks. Heavy Maintenance expense on 747-8F aircraft increased $1.8 million primarily due to an increase in unscheduled engine repairs, partially offset by a decrease in the number of C Checks. Heavy Maintenance expense on 767 aircraft increased $1.1 million primarily due to an increase in the number of C Checks. Line Maintenance increased by $2.5 million on 747-8F aircraft and $1.4 million on 767 aircraft due to increased flying and additional repairs performed. Non-heavy Maintenance on 747-400 aircraft decreased $2.4 million. Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended March 31 were:

Events	2016	2015	Increase / (Decrease)
747-8F C Checks	—	1	(1)
747-400 C Checks	4	1	3
767 C Checks	1	—	1
747-400 D Checks	1	2	(1)
CF6-80 engine overhauls	2	4	(2)

Aircraft rent increased $2.8 million, or 8.1%, primarily due to an increase in short-term engine leases and a leased 747-400BCF aircraft that entered service in June 2015.

Depreciation and amortization increased $3.0 million, or 9.3%, primarily due to additional aircraft operating in 2016.

Travel increased $9.5 million, or 45.7%, primarily due to higher rates related to crewmember travel.

Navigation fees, landing fees and other rent decreased $1.5 million, or 6.5%, primarily due to a reduction in purchased capacity from the subcontracting of certain Charter flights.

Special charge in 2016 primarily represents a $6.5 million loss on engines held for sale (see Note 5). We may sell additional flight equipment, which could result in additional charges in future periods.

Acquisition-related expenses in 2016 relate to the acquisition of Southern Air and primarily include professional fees and integration costs (see Note 4).

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended March 31 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(1,604)	$(4,488)	$(2,884)	(64.3)%
Interest expense	21,302	24,548	(3,246)	(13.2)%
Capitalized interest	(357)	(26)	331	NM
Loss on early extinguishment of debt	132	—	132	NM
Other expense (income), net	(240)	675	(915)	(135.6)%

Interest income decreased $2.9 million, or 64.3%, primarily due to a decrease in our investments in PTCs.

Interest expense decreased $3.2 million, or 13.2%, primarily due to a decrease in interest rates resulting from the refinancing of higher-rate EETCs with lower-rate Convertible Notes in 2015 and a reduction in our average debt balances, reflecting payments of debt.

Income taxes. Our effective income tax rates were 42.8% and 19.4% for the three months ended March 31, 2016 and March 31, 2015, respectively. The effective income tax rate for the three months ended March 31, 2016 differed from the U.S. federal statutory rate primarily due to nondeductible acquisition-related expenses incurred in connection with the acquisition of Southern Air. The effective income tax rate for the three months ended March 31, 2015 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $4.0 million, net of reserves, related to ETI. The effective income tax rates for both periods were impacted by our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution of our reportable segments (see Note 10 to our Financial Statements for the reconciliation to Operating Income) for the three months ended March 31 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$24,739	$39,902	$(15,163)	(38.0)%
Charter	20,776	30,460	(9,684)	(31.8)%
Dry Leasing	10,408	15,525	(5,117)	(33.0)%

Total Direct Contribution	$55,923	$85,887	$(29,964)	(34.9)%

Unallocated income and expenses, net	$47,543	$48,985	$(1,442)	(2.9)%

ACMI Segment

ACMI Direct Contribution decreased $15.2 million, or 38.0%, primarily due to increases in crew costs due to crew training related to our investment in fleet growth and payments received in 2015 related to a customer’s return of an aircraft, partially offset by a reduction in Heavy Maintenance expense.

Charter Segment

Charter Direct Contribution decreased $9.7 million, or 31.8%, primarily due to the impact of the U.S. West Coast port disruption in 2015 and increases in crew costs due to crew training related to our investment in fleet growth, partially offset by an increase in passenger and cargo demand from the AMC.

Dry Leasing Segment

Dry Leasing Direct Contribution decreased $5.1 million, or 33.0%, primarily due to lower maintenance payments to us related to the scheduled return of a 737-800 passenger aircraft in March 2016 compared with maintenance payments to us related to the scheduled return of a 737-800 passenger aircraft in February 2015. Partially offsetting this decrease was revenue related to the placement of one 767-300BDSF aircraft with DHL in December 2015 and another one in February 2016.

Reconciliation of GAAP to non-GAAP Financial Measures

To supplement our Financial Statements presented in accordance with GAAP, we present certain non-GAAP financial measures to assist in the evaluation of our business performance. These non-GAAP financial measures include Adjusted Net Income and adjusted diluted earnings per share (“Adjusted Diluted EPS”), which exclude certain noncash income and expenses, and items impacting year-over-year comparisons of our results. These non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

We use these non-GAAP financial measures in assessing the performance of our ongoing operations and in planning and forecasting future periods. We believe that these adjusted measures provide meaningful supplemental information to assist investors and analysts in understanding our business results and assessing our prospects for future performance.

\The following is a reconciliation of Net Income and Diluted EPS to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2016	March 31, 2015	Percent Change
Net Income	$471	$29,232	(98.4%)
After-tax impact from:
Noncash expenses and income, net (a)	1,745	60
ETI tax benefit	—	(4,008)
Loss on disposal of aircraft	—	884
Special charge	4,518	(411)
Charges associated with refinancing debt	85	—
Acquisition-related expenses	738	—
U.S. class action professional fees	186	—

Adjusted Net Income	$7,743	$25,757	(69.9%)

Diluted EPS	$0.02	$1.17	(98.3%)
After-tax impact from:
Noncash expenses and income, net (a)	0.07	—
ETI tax benefit	—	(0.16)
Loss on disposal of aircraft	—	0.04
Special charge	0.18	(0.02)
Charges associated with refinancing debt	—	—
Acquisition-related expenses	0.03	—
U.S. class action professional fees	0.01	—

Adjusted Diluted EPS	$0.31	$1.03	(69.9%)

(a)	Noncash expenses and income, net in 2016 primarily related to amortization of the debt discount on the Convertible Notes. Noncash expenses and income, net in 2015 primarily related to amortization and accretion of debt, lease and investment discounts.

Liquidity and Capital Resources

The most significant liquidity event during the first quarter of 2016 follows:

Debt Transaction

In February 2016, we borrowed $14.8 million related to the conversion of a 767-300BDSF aircraft under the First 2016 Term Loan at a fixed interest rate of 3.19%.

Operating Activities. Net cash provided by operating activities for the first quarter of 2016 was $19.4 million, compared with $90.6 million for 2015. The decrease primarily reflects a $35.0 million payment related to the U.S. class action settlement and changes in the timing of working capital.

Investing Activities. Net cash used for investing activities was $91.5 million for the first quarter of 2016, consisting primarily of $84.2 million of purchase deposits and payments for flight equipment, and $10.7 million of core capital expenditures, excluding flight equipment. Partially offsetting these investing activities were $5.0 million of proceeds from investments. All capital expenditures for the first quarter of 2016 were funded through working capital, except for the aircraft financed as discussed above. Net cash used for investing activities was $0.5 million for the first quarter of 2015, consisting primarily of $14.9 million of purchase deposits and delivery payments for flight equipment, and $10.4 million of core capital expenditures, excluding flight equipment. Partially offsetting these investing activities was $24.3 million of proceeds from disposal of aircraft. All capital expenditures for the first quarter of 2015 were funded through working capital.

Financing Activities. Net cash used for financing activities was $36.5 million for the first quarter of 2016, which primarily reflected $50.7 million of payments on debt obligations and $4.1 million related to the purchase of treasury stock partially offset by $14.8 million of proceeds from debt issuance and $3.5 million of customer maintenance reserves received. Net cash used for financing activities was $52.3 million for the first quarter of 2015, which primarily reflected $50.8 million of payments on debt obligations and $6.1 million related to the purchase of treasury stock, partially offset by $4.1 million of customer maintenance reserves received.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund capital expenditures for 2016, and to pay amounts due related to the settlement of the U.S. class action litigation and the acquisition of Southern Air. Core capital expenditures for 2016 are expected to range between $50.0 to $60.0 million, which excludes flight equipment and capitalized interest. Our estimated payments for flight equipment purchases for 2016 are expected to range between $140.0 to $160.0 million, including aircraft to support our agreements with Amazon. Total consideration paid in April 2016 for the acquisition of Southern Air was $107.5 million, net of cash acquired, and is subject to working capital and other adjustments.

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

Contractual Obligations and Debt Agreements

See Note 7 to our Financial Statements for a description of our new debt obligation. See our 2015 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2015 and a description of our other debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2016.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2015. Many of such factors are beyond AAWW’s control and are difficult to predict. As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements. AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2015 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

With respect to the fiscal quarter ended March 31, 2016, the information required in response to this Item is set forth in Note 11 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A.	RISK FACTORS

The following is an update of a risk factor that is set forth in Item 1A — Risk Factors of our 2015 Annual Report on Form 10-K. The update reflects a change to the relevant date within the risk factors appearing below. For additional risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2015 Annual Report on Form 10-K.

We may fail to realize the anticipated strategic and financial benefits of our relationship with Amazon.

Realization of the anticipated benefits from the agreements with Amazon is subject to a number of challenges and uncertainties, such as the timing of aircraft deliveries and unforeseen costs. If we fail to realize the expected benefits, it could adversely impact our business, results of operations and financial condition.

Our agreements with Amazon confer certain termination rights which, if exercised or triggered, may result in our inability to realize the full benefits of the agreement.

The agreements give Amazon the option to terminate the agreements in certain circumstances and upon the occurrence of certain events of default, including a change of control or our failure to meet certain performance requirements. In particular, Amazon will have the right to terminate the agreement providing for CMI operations, with an effective termination date not earlier than January 1, 2018, upon providing us at least 180 days’ prior written notice of termination.

In addition, the exercise by Amazon of warrants for more than 4,937,392 shares of our common stock is subject to the approval of our stockholders. If the required stockholder approval is not obtained, Amazon will have the right to terminate certain of its agreements with us.

Upon termination, Amazon will generally, subject to certain exceptions, retain the warrants that have vested prior to the time of termination and, depending on the circumstances giving rise to the termination, may have the right to accelerated vesting of the remaining warrants upon a change of control of our company. Upon termination, Amazon or we may also have the right to receive a termination fee from the other party depending on the circumstances giving rise to the right of termination.

If Amazon exercises any of these termination rights, it could adversely impact our business, results of operations and financial condition.

Our future earnings and earnings per share, as reported under generally accepted accounting principles, could be adversely impacted by the warrants granted to Amazon.

The warrants granted to Amazon could increase the number of diluted shares reported, which would have an effect on our fully diluted earnings per share. Further, we expect that the warrants will be presented as liabilities in our consolidated balance sheets and subject to fair value measurements during the periods that they are outstanding. Accordingly, future fluctuations in the fair value of the warrants could adversely impact our results of operations.

If Amazon exercises its right to acquire shares of our common stock pursuant to the warrants, it will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.

If Amazon exercises its right to acquire shares of our common stock pursuant to the warrants, it will dilute the ownership interests of our then-existing stockholders. In addition, any sales in the public market of any common stock issuable upon the exercise of the warrants by Amazon could adversely affect prevailing market prices of our common stock.

If Amazon exercises its right to acquire shares of our common stock pursuant to the warrants, Amazon may become a significant stockholder and may be entitled to appoint a director to our board of directors.

The warrants issued by us to Amazon grant Amazon the right to purchase up to 30%, in the aggregate, of our common stock on a post-issuance basis. If the warrants granted to Amazon are exercised, Amazon may become a significant stockholder of our company. We have entered into a stockholders agreement with Amazon, pursuant to which Amazon’s ability to vote in its discretion will generally be capped at 14.9% with the remainder to be voted in accordance with our board of directors’ recommendation. In addition, under the stockholders agreement, Amazon will be entitled to appoint one director to our board of directors when Amazon owns 10% or more of our common stock. Until such time, Amazon will be entitled to designate a non-voting observer to our board of directors.

Provisions in our restated certificate of incorporation and by-laws and Delaware law, and our issuance of warrants to Amazon, might discourage, delay or prevent a change in control of the Company and, therefore, depress the trading price of our common stock.

Our certificate of Incorporation and by-laws provide that we must be owned and actually controlled by “citizens of the United States,” a statutorily defined term requiring, among other things, that not more than 25% of our issued and outstanding voting stock be owned and controlled, directly or indirectly, by non-U.S. citizens. Additionally, certain provisions of our restated certificate of incorporation, by-laws and Delaware law may render more difficult or discourage any attempt to acquire our company, even if such acquisition may be believed to be favorable to the interests of our stockholders. These provisions may also discourage bids for our common stock at a premium over market price or adversely affect the market price of our common stock. In addition, the vesting of warrants issued by us to Amazon will generally, subject to certain exceptions, be accelerated upon a change of control of our company, which may discourage attempts to acquire our company.

ITEM 6.	EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: May 5, 2016	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: May 5, 2016	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Amended and Restated Restricted Stock Unit Agreement for Named Executive Officers.

10.2	Form of Amended and Restated Performance Share Unit Agreement for Named Executive Officers.

10.3	2016 Long Term Cash Incentive Program.

10.4	2016 Acquisition Incentive Program.

10.5	2016 Incentive Plan, filed as Exhibit 4 to the Company’s Current Report on Form 8-K, dated April 20, 2016 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Section 1350 Certifications, furnished herewith.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (v) Consolidated Statement of Stockholders’ Equity as of and for the three months ended March 31, 2016 and 2015 and (vi) Notes to Unaudited Consolidated Financial Statements.