Form 10-Q
period 2016-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2016-08-03
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 24,830,330 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$155,247	$425,950
Short-term investments	1,983	5,098
Restricted cash	13,098	12,981
Accounts receivable, net of allowance of $2,182 and $1,247, respectively	151,212	164,308
Prepaid maintenance	8,531	6,052
Prepaid expenses and other current assets	50,456	37,548

Total current assets	380,527	651,937
Property and Equipment
Flight equipment	3,766,496	3,687,248
Ground equipment	63,961	58,487
Less: accumulated depreciation	(504,632)	(450,217)
Purchase deposits for flight equipment	131,600	39,678

Property and equipment, net	3,457,425	3,335,196
Other Assets
Long-term investments and accrued interest	33,857	37,604
Deferred costs and other assets	185,427	81,183
Intangible assets, net and goodwill	117,152	58,483

Total Assets	$4,174,388	$4,164,403

Liabilities and Equity
Current Liabilities
Accounts payable	$60,730	$93,278
Accrued liabilities	302,889	293,138
Current portion of long-term debt	167,093	161,811

Total current liabilities	530,712	548,227
Other Liabilities
Long-term debt	1,735,266	1,739,496
Deferred taxes	260,008	286,928
Financial instruments and other liabilities	166,534	135,569

Total other liabilities	2,161,808	2,161,993
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 29,262,235 and 28,955,445 shares issued, 24,828,079 and 24,636,651, shares outstanding (net of treasury stock), as of June 30, 2016 and December 31, 2015, respectively	293	290
Additional paid-in-capital	635,588	625,244
Treasury stock, at cost; 4,434,156 and 4,318,794 shares, respectively	(176,099)	(171,844)
Accumulated other comprehensive loss	(5,515)	(6,063)
Retained earnings	1,027,601	1,006,556

Total equity	1,481,868	1,454,183

Total Liabilities and Equity	$4,174,388	$4,164,403

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operating Revenue
ACMI	$211,722	$189,255	$394,462	$378,302
Charter	202,451	235,436	404,754	455,574
Dry leasing	25,066	27,401	53,258	59,320
Other	4,033	3,741	9,413	7,482

Total Operating Revenue	443,272	455,833	861,887	900,678

Operating Expenses
Salaries, wages and benefits	101,542	86,862	195,387	175,635
Aircraft fuel	61,353	96,711	124,573	174,826
Maintenance, materials and repairs	55,435	41,438	112,459	100,270
Aircraft rent	36,723	36,811	73,760	71,072
Depreciation and amortization	37,208	31,936	72,213	63,966
Travel	32,010	23,830	62,333	44,643
Passenger and ground handling services	22,019	21,353	42,898	41,316
Navigation fees, landing fees and other rent	18,777	22,666	40,751	46,169
Loss on disposal of aircraft	—	114	—	1,323
Special charge	—	499	6,631	(69)
Transaction-related expenses	16,788	—	17,581	—
Other	40,593	32,329	72,420	63,273

Total Operating Expenses	422,448	394,549	821,006	782,424

Operating Income	20,824	61,284	40,881	118,254

Non-operating Expenses (Income)
Interest income	(1,405)	(4,425)	(3,009)	(8,913)
Interest expense	20,938	25,033	42,240	49,581
Capitalized interest	(690)	(177)	(1,047)	(203)
Loss on early extinguishment of debt	—	—	132	—
Unrealized gain on financial instruments	(26,475)	—	(26,475)	—
Other expense (income), net	48	(284)	(192)	391

Total Non-operating Expenses (Income)	(7,584)	20,147	11,649	40,856

Income from continuing operations before income taxes	28,408	41,137	29,232	77,398
Income tax expense	7,489	12,747	7,842	19,776

Income from continuing operations, net of taxes	20,919	28,390	21,390	57,622

Loss from discontinued operations, net of taxes	(345)	—	(345)	—

Net Income	$20,574	$28,390	$21,045	$57,622

Earnings per share from continuing operations:
Basic	$0.84	$1.13	$0.86	$2.31

Diluted	$(0.26)	$1.13	$(0.24)	$2.29

Earnings per share from discontinued operations:
Basic	$(0.01)	$—	$(0.01)	$—

Diluted	$(0.01)	$—	$(0.01)	$—

Earnings per share:
Basic	$0.83	$1.13	$0.85	$2.31

Diluted	$(0.28)	$1.13	$(0.26)	$2.29

Weighted average shares:
Basic	24,812	25,029	24,761	24,953

Diluted	25,225	25,198	25,036	25,135

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Income	$20,574	$28,390	$21,045	$57,622
Other comprehensive income (loss):
Interest rate derivatives:
Reclassification to interest expense	441	638	895	1,288
Income tax expense	(171)	(244)	(347)	(492)
Foreign currency translation:
Translation adjustment	—	(285)	—	(343)

Other comprehensive income	270	109	548	453

Comprehensive Income	$20,844	$28,499	$21,593	$58,075

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Operating Activities:
Net Income	$21,390	$57,622
Loss from discontinued operations, net of taxes	(345)	—
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	81,818	73,263
Accretion of debt securities discount	(650)	(3,760)
Provision for allowance for doubtful accounts	321	46
Special charge, net of cash payments	6,631	(715)
Loss on early extinguishment of debt	132	—
Unrealized gain on financial instruments	(26,475)	—
Loss on disposal of aircraft	—	1,323
Deferred taxes	7,667	19,773
Stock-based compensation expense	10,961	9,837
Changes in:
Accounts receivable	39,354	10,135
Prepaid expenses, current assets and other assets	(15,382)	10,582
Accounts payable and accrued liabilities	(78,178)	(7,009)

Net cash provided by operating activities	47,244	171,097
Investing Activities:
Capital expenditures	(27,239)	(22,117)
Purchase deposits and payments for flight equipment	(186,213)	(62,841)
Acquisition of business, net of cash acquired	(107,498)	—
Changes in restricted cash	(117)	(1,450)
Proceeds from investments	7,512	2,394
Proceeds from disposal of aircraft	—	24,625

Net cash used for investing activities	(313,555)	(59,389)
Financing Activities:
Proceeds from debt issuance	84,790	224,500
Customer maintenance reserves received	7,187	8,701
Customer maintenance reserves paid	—	(1,752)
Proceeds from sale of warrants	—	36,290
Payments for convertible note hedges	—	(52,903)
Proceeds from stock option exercises	—	1,193
Purchase of treasury stock	(4,255)	(6,314)
Excess tax benefit from stock-based compensation expense	168	588
Payment of debt issuance costs	(1,074)	(6,812)
Payments of debt	(91,208)	(99,050)

Net cash provided by (used for) financing activities	(4,392)	104,441

Net increase (decrease) in cash and cash equivalents	(270,703)	216,149
Cash and cash equivalents at the beginning of period	425,950	298,601

Cash and cash equivalents at the end of period	$155,247	$514,750

Non-cash Investing and Financing Activities:
Acquisition of flight equipment included in Accounts payable and accrued liabilities	$15,448	$6,940

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2014	$286	$(145,322)	$573,133	$(9,572)	$999,270	$1,417,795	$1,417,795
Net Income	—	—	—	—	57,622	57,622	57,622
Other comprehensive income	—	—	—	453	—	453	453
Stock option and restricted stock compensation	—	—	9,837	—	—	9,837	9,837
Purchase of 134,929 shares of treasury stock	—	(6,314)	—	—	—	(6,314)	(6,314)
Exercise of 25,373 employee stock options	—	—	1,193	—	—	1,193	1,193
Issuance of 352,437 shares of restricted stock	3	—	(3)	—	—	—	—
Equity component of convertible notes, net of tax	—	—	32,233	—	—	32,233	32,233
Purchase of convertible note hedges, net of tax	—	—	(33,837)	—	—	(33,837)	(33,837)
Issuance of warrants	—	—	36,290	—	—	36,290	36,290
Tax benefit (expense) on restricted stock and stock options	—	—	65	—	—	65	65

Balance at June 30, 2015	$289	$(151,636)	$618,911	$(9,119)	$1,056,892	$1,515,337	$1,515,337

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2015	$290	$(171,844)	$625,244	$(6,063)	$1,006,556	$1,454,183	$1,454,183
Net Income	—	—	—	—	21,045	21,045	21,045
Other comprehensive income	—	—	—	548	—	548	548
Stock option and restricted stock compensation	—	—	10,961	—	—	10,961	10,961
Purchase of 115,362 shares of treasury stock	—	(4,255)	—	—	—	(4,255)	(4,255)
Issuance of 306,790 shares of restricted stock	3	—	(3)	—	—	—	—
Tax benefit (expense) on restricted stock and stock options	—	—	(614)	—	—	(614)	(614)

Balance at June 30, 2016	$293	$(176,099)	$635,588	$(5,515)	$1,027,601	$1,481,868	$1,481,868

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

1.	Basis of Presentation

Our consolidated financial statements include the accounts of the holding company, Atlas Air Worldwide Holdings, Inc. (“AAWW”), and its consolidated subsidiaries. AAWW is the parent company of Atlas Air, Inc. (“Atlas”), Southern Air Holdings, Inc. (“Southern Air”) and Polar Air Cargo LLC (“Old Polar”). Southern Air was acquired on April 7, 2016 (see Note 4). AAWW is also the parent company of several subsidiaries related to our dry leasing services (collectively referred to as “Titan”). AAWW has a 51% equity interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). We record our share of Polar’s results under the equity method of accounting.

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2015, which includes additional disclosures and a summary of our significant accounting policies. The December 31, 2015 balance sheet data was derived from that Annual Report. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, comprehensive income for the three and six months ended June 30, 2016 and 2015, cash flows for the six months ended June 30, 2016 and 2015, and shareholders’ equity as of and for the six months ended June 30, 2016 and 2015.

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

	For the Three Months Ended		For the Six Months Ended
Revenue and Expenses:	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue from Polar	$101,980	$96,947	$200,717	$191,205
Ground handling and airport fees paid to Polar	$321	$436	$624	$1,227

Accounts receivable/payable as of:	June 30, 2016	December 31, 2015
Receivables from Polar	$5,936	$6,527
Payables to Polar	$2,173	$4,660
Aggregate Carrying Value of Polar Investment as of:	June 30, 2016	December 31, 2015
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

GATS

We hold a 50% interest in GATS GP (BVI) Ltd. (“GATS”), a joint venture with an unrelated third party. The purpose of the joint venture is to purchase rotable parts and provide repair services for those parts, primarily for our 747-8F aircraft. The joint venture is a variable interest entity that we do not consolidate because we are not the primary beneficiary as we do not exercise financial control. As of June 30, 2016 and December 31, 2015, our investment in GATS was $20.6 million and $20.7 million, respectively, and our maximum exposure to losses from the entity is limited to our investment, which is comprised primarily of rotable inventory parts. GATS does not have any third-party debt obligations. We had Accounts payable to GATS of $2.3 million as of June 30, 2016 and December 31, 2015.

4. Southern Air Holdings Acquisition

On January 15, 2016, we entered into an Agreement and Plan of Merger to acquire all the outstanding shares of Southern Air (the “Southern Acquisition”). Southern Air is the parent company of several subsidiaries, including Southern Air Inc. and Florida West International Airways, Inc. (“Florida West”). The Southern Acquisition provided us with immediate entry into 777 and 737 aircraft operating platforms, with the potential for developing additional business with existing and new customers of both companies. We believe the platforms provided by these aircraft will augment our ability to offer customers the broadest array of aircraft and operating services for domestic, regional and international applications. Southern Air currently flies five 777-200LRF and five 737-400F aircraft under CMI agreements for DHL.

The Southern Acquisition was completed on April 7, 2016 for total estimated consideration of $105.5 million, net of cash acquired, subject to working capital and other adjustments, consisting of the following:

Fair value of consideration
Cash paid, net of $15,615 cash acquired	$107,498
Estimated working capital adjustment	(2,406)
Estimated other adjustments	372

Total estimated consideration	$105,464

Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The current fair values of assets acquired and liabilities assumed are considered preliminary until we obtain final information regarding their fair values. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The following table summarizes the preliminary amounts recognized for fair values of the assets acquired and liabilities assumed as of April 7, 2016:

Estimated Fair Value
Accounts receivable, net	$21,753
Prepaid expenses and other current assets	8,331
Property and equipment	6,355
Intangible assets and goodwill	63,345
Deferred income taxes	35,522
Other assets	1,498

Total assets acquired	$136,804

Accounts payable	$22,438
Accrued liabilities	8,902

Total liabilities assumed	31,340

Net assets acquired	$105,464

The fair values and useful lives for all intangible assets and goodwill as of April 7, 2016 are as follows:

	Estimated Useful Lives	Estimated Fair Value
Customer relationship	16 years	$26,280
Trade name	1.5 years	700
Goodwill	Indefinite	36,365

Total intangible assets and goodwill		$63,345

Customer relationship represents the underlying relationship and agreements with DHL. The trade name relates to the Southern Air brand. Goodwill is not deductible for tax purposes and is primarily attributable to the expanded market opportunities expected from combining the service offerings of Southern Air with ours, as well as the employee work force acquired. Southern Air’s results of operations and goodwill are reflected in our ACMI segment.

Southern Air’s results of operations have been included in our unaudited consolidated statements of operations from the date of acquisition. For the three and six months ended June 30, 2016, our consolidated results include Southern Air’s operating revenue of $25.7 million. For the three and six months ended June 30, 2016, we incurred Transaction-related expenses of $13.3 million and $14.1 million, respectively, primarily related to: compensation costs, including employee termination benefits; professional fees; and integration costs associated with the acquisition. A summary of the employee termination benefit liability, which is expected to be paid by the first quarter of 2017, is as follows:

Employee Termination Benefits
Transaction-related expenses	$2,667
Cash payments	(1,554)

Liability as of June 30, 2016	$1,113

The unaudited pro forma operating revenue for the three months ended June 30, 2016 and June 30, 2015 was $444.9 million and $478.0 million, respectively. The unaudited pro forma operating revenue for the six months ended June 30, 2016 and June 30, 2015 was $889.0 million and $942.6 million, respectively. This pro forma information has been calculated as if the acquisition had taken place on January 1, 2015 and is not necessarily indicative of the net sales that actually would have been achieved. This information includes adjustments to conform with our accounting policies. The earnings of Southern Air were not material and, accordingly, pro forma and actual earnings information have not been presented.

As part of integrating Southern Air, management decided and committed to pursue a plan to sell Florida West. As a result, the financial results for Florida West are presented as a discontinued operation and the assets and liabilities of Florida West are classified as held for sale. We expect to sell the business in the second half of 2016. As of June 30, 2016, Florida West’s assets held for sale, which are included in Prepaid expenses and other current assets, were $4.5 million.

5. Special Charge

During the first quarter of 2016, we classified five CF6-80 engines as held for sale, recognized an impairment loss of $6.5 million and ceased depreciation on the engines. The carrying value of all CF6-80 engines held for sale was $6.5 million at June 30, 2016, which was included within Prepaid expenses and other current assets in the consolidated balance sheets. The sale of two engines was completed during the second quarter of 2016 and the remaining five engines are expected to be completed during the second half of 2016.

6. Amazon

In May 2016, we entered into agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which will include CMI operation of 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan. The Dry Leases will have a term of ten years, while the CMI operations will be for seven years (with extension provisions for a total term of ten years). The first aircraft is expected to be placed in service during the third quarter of 2016 with the remainder expected to be placed in service through 2018.

In conjunction with these agreements, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share. A portion of the warrant, representing the right to purchase 3.75 million shares, vested immediately upon issuance of the warrant and the remainder of the warrant, representing the right to purchase 3.75 million shares, will vest proportionately as the underlying operations for aircraft 11-20 commence. The warrant will be exercisable in accordance with its terms through 2021.

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

A $92.9 million fair value of the vested portion of the warrant issued to Amazon as of May 4, 2016 was recorded as a warrant liability within Financial instruments and other liabilities (the “Amazon Warrant”). The initial fair value of the warrant was recognized as a customer incentive asset within Deferred costs and other assets, net and will be amortized as a reduction of revenue in proportion to the amount of revenue recognized. The Amazon Warrant liability is marked-to-market at the end of each reporting period with changes in fair value recorded in Other non-operating expenses. We utilized a Monte Carlo simulation approach to estimate the fair value of the Amazon Warrant which requires inputs such as our common stock price, strike price, estimated stock price volatility and risk-free interest rate, among other assumptions. During the three and six month periods ended June 30, 2016, we recognized an unrealized gain on the Amazon Warrant of $26.5 million. The fair value of the Amazon Warrant liability was $66.4 million as of June 30, 2016.

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30, 2016	December 31, 2015
Customer maintenance reserves	$74,339	$70,252
Maintenance	62,508	52,070
Salaries, wages and benefits	36,380	51,649
U.S. class action settlement	35,000	35,000
Aircraft fuel	19,575	12,983
Deferred revenue	7,518	12,702
Other	67,569	58,482

Accrued liabilities	$302,889	$293,138

8. Debt

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

In June 2016, we borrowed $70.0 million under a five-year term loan with a final payment of $30.2 million due in June 2021 (the “Second 2016 Term Loan”). The Second 2016 Term Loan, which is secured by a mortgage against six spare GEnx engines, contains customary covenants and events of default and accrues interest at an initial variable rate of 2.93%, with principal and interest payable monthly. The Second 2016 Term Loan was converted to a fixed rate loan in July 2016 at a rate of 3.12%, with principal and interest payable quarterly.

Convertible Notes

In June 2015, we issued $224.5 million aggregate principal amount of convertible senior notes (the “Convertible Notes”) in an underwritten public offering. The Convertible Notes are senior unsecured obligations and accrue interest payable semiannually on June 1 and December 1 of each year at a fixed rate of 2.25%. The Convertible Notes will mature on June 1, 2022, unless earlier converted or repurchased pursuant to their terms. Proceeds from the issuance of the Convertible Notes were used to refinance higher-rate debt related to five 747-400 freighter aircraft that had an average cash coupon of 8.1%. As of June 30, 2016, the remaining life of the Convertible Notes is 6.3 years and consisted of the following:

Liability component:
Gross proceeds	$224,500
Less: debt discount, net of amortization	(46,218)
Less: debt issuance cost, net of amortization	(4,488)

Net carrying amount	$173,794

Equity component (1)	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of June 30, 2016.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Contractual interest coupon	$1,263	$393	$2,526	$393
Amortization of debt discount	1,592	467	3,159	467
Amortization of debt issuance costs	168	51	335	51

Total interest expense recognized	$3,023	$911	$6,020	$911

9. Income Taxes

Our effective income tax rates were 26.4% and 31.0% for the three months ended June 30, 2016 and June 30, 2015, respectively. Our effective income tax rates were 26.8% and 25.6% for the six months ended June 30, 2016 and June 30, 2015, respectively. The effective rates for both periods differed from the U.S. federal statutory rate due to the income tax impact of foreign operations taxed at different rates, our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S., U.S. state income taxes, the nondeductibility of certain expenses for tax purposes, adjustments to our liability for uncertain tax positions, and the relationship of these items to our projected operating results for the year. In addition, the effective rate for the six months ended June 30, 2015 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $4.0 million, net of reserves, related to extraterritorial income (“ETI”) from leasing certain of our aircraft. For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

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

The fair value of the Amazon Warrant is based on a Monte Carlo simulation which requires inputs such as our common stock price, strike price, estimated stock price volatility, and risk-free interest rate, among other assumptions.

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	June 30, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$155,247	$155,247	$155,247	$—	$—
Short-term investments	1,983	1,983	—	—	1,983
Restricted cash	13,098	13,098	13,098	—	—
Long-term investments and accrued interest	33,857	40,389	—	—	40,389

	$204,185	$210,717	$168,345	$—	$42,372

Liabilities

Term loans	$1,050,880	$1,093,669	$—	$—	$1,093,669
Ex-Im Bank guaranteed notes	653,580	696,160	—	—	696,160
EETCs	24,105	28,526	—	—	28,526
Convertible Notes	173,794	216,081	216,081	—	—
Amazon Warrant	66,413	66,413	—	66,413	—

	$1,968,772	$2,100,849	$216,081	$66,413	$1,818,355

	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$425,950	$425,950	$425,950	$—	$—
Short-term investments	5,098	5,098	—	—	5,098
Restricted cash	12,981	12,981	12,981	—	—
Long-term investments and accrued interest	37,604	45,867	—	—	45,867

	$481,633	$489,896	$438,931	$—	$50,965

Liabilities
Term loans	$1,013,265	$1,049,785	$—	$—	$1,049,785
Ex-Im Bank guaranteed notes	689,720	715,890	—	—	715,890
EETCs	28,022	30,074	—	—	30,074
Convertible Notes	170,300	185,325	185,325	—	—

	$1,901,307	$1,981,074	$185,325	$—	$1,795,749

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments and accrued interest by contractual maturity as of:

	June 30, 2016			December 31, 2015
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value

Debt securities
Due after one but within five years	33,857	6,532	40,389	37,604	8,263	45,867

Total	$33,857	$6,532	$40,389	$37,604	$8,263	$45,867

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

We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct operating and ownership costs. Direct Contribution represents Income from continuing operations before income taxes excluding the following: Special charges, Transaction-related expenses, nonrecurring items, Losses (gains) on the disposal of aircraft, Losses on early extinguishment of debt, Unrealized losses (gains) on financial instruments, Gains on investments and Unallocated income and expenses, net. Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation. Unallocated income and expenses, net include corporate overhead, nonaircraft depreciation, noncash expenses and income, interest expense on the portion of debt used for general corporate purposes, interest income on nondebt securities, capitalized interest, foreign exchange gains and losses, other revenue and other non-operating costs.

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income from continuing operations before income taxes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operating Revenue:
ACMI	$211,722	$189,255	$394,462	$378,302
Charter	202,451	235,436	404,754	455,574
Dry Leasing	25,066	27,401	53,258	59,320
Other	4,033	3,741	9,413	7,482

Total Operating Revenue	$443,272	$455,833	$861,887	$900,678

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Direct Contribution:
ACMI	$45,490	$51,157	$70,230	$91,059
Charter	24,856	25,019	45,633	55,478
Dry Leasing	6,878	10,894	17,286	26,419

Total Direct Contribution for Reportable Segments	77,224	87,070	133,149	172,956

Add back (subtract):
Unallocated income and expenses, net	(58,503)	(45,320)	(106,048)	(94,304)
Loss on early extinguishment of debt	—	—	(132)	—
Unrealized gain on financial instruments	26,475	—	26,475	—
Special charge	—	(499)	(6,631)	69
Transaction-related expenses	(16,788)	—	(17,581)	—
Loss on disposal of aircraft	—	(114)	—	(1,323)

Income from continuing operations before income taxes	28,408	41,137	29,232	77,398

Add back (subtract):
Interest income	(1,405)	(4,425)	(3,009)	(8,913)
Interest expense	20,938	25,033	42,240	49,581
Capitalized interest	(690)	(177)	(1,047)	(203)
Loss on early extinguishment of debt	—	—	132	—
Unrealized gain on financial instruments	(26,475)	—	(26,475)	—
Other expense (income), net	48	(284)	(192)	391

Operating Income	$20,824	$61,284	$40,881	$118,254

We are exposed to a concentration of revenue from the U.S. Military Air Mobility Command (the “AMC”) and Polar (see Note 3 for further discussion regarding Polar). No other customer accounted for more than 10.0% of our Total Operating Revenue. Revenue from the AMC was $119.6 million for the three months ended June 30, 2016 and $114.0 million for the three months ended June 30, 2015. Revenue from the AMC was $230.7 million for the six months ended June 30, 2016 and $204.1 million for the six months ended June 30, 2015. Accounts receivable from the AMC were $25.3 million and $26.3 million as of June 30, 2016 and December 31, 2015, respectively. We have not experienced any credit issues with either of these customers.

12. Legal Proceedings

Matters Related to Alleged Pricing Practices

The Company and Old Polar were named defendants, along with a number of other cargo carriers, in several class actions in the U.S. arising from allegations about the pricing practices of Old Polar and a number of air cargo carriers. These actions were all centralized in the U.S. District Court for the Eastern District of New York. Polar was later joined as an additional defendant. The consolidated complaint alleged, among other things, that the defendants, including the Company and Old Polar, manipulated the market price for air cargo services sold domestically and abroad through the use of surcharges, in violation of U.S., state, and European Union antitrust laws. The suit sought treble damages and attorneys’ fees.

On January 7, 2016, the Company, Old Polar, and Polar entered into a settlement agreement to settle all claims by participating class members against the Company, Old Polar and Polar. The Company, Polar, and Old Polar deny any wrongdoing, and there is no admission of any wrongdoing in the settlement agreement. Pursuant to the settlement agreement, the Company, Old Polar and Polar have agreed to make installment payments over three years to settle the plaintiffs’ claims, with payments of $35.0 million paid on January 15, 2016, $35.0 million due on or before January 15, 2017, and $30.0 million due on or before January 15, 2018. The U.S. District Court for the Eastern District of New York issued an order granting preliminary approval of the settlement on January 12, 2016. The settlement is still subject to final court approval.

In the United Kingdom, several groups of named claimants have brought suit against British Airways in connection with the same alleged pricing practices at issue in the proceedings described above and are seeking damages allegedly arising from that conduct. British Airways has filed claims in the lawsuit against Old Polar and a number of air cargo carriers for contribution should British Airways be found liable to claimants. Old Polar’s formal statement of defense was filed on March 2, 2015. On October 14, 2015, the U.K. Court of Appeal released decisions favorable to the defendant and contributory defendants on two matters under appeal. Permission has been sought to appeal the U.K. Court of Appeal’s decisions to the U.K. Supreme Court. In December 2015, certain claimants settled with British Airways removing a significant portion of the claim against British Airways and therefore reducing the potential contribution required by the other airlines, including Old Polar. On December 16, 2015, the European General Court released decisions annulling decisions that the European Commission made against the majority of the air cargo carriers. The European Commission has not appealed the General Court decision, but may still reopen its investigation or reissue a revised decision, either of which would have a significant impact on the proceedings in the U.K. court. Future procedures, including the pretrial disclosure process, are undergoing court review. We are unable to reasonably predict the outcome of the litigation.

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

If the Company, Old Polar or Polar were to incur an unfavorable outcome in connection with the U.K. or Netherlands proceedings, such outcome may have a material adverse impact on our business, financial condition, results of operations or cash flows. We are unable to reasonably estimate a range of possible loss for such matters at this time.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $6.1 million in aggregate based on June 30, 2016 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $4.8 million as of June 30, 2016 and $3.8 million as of December 31, 2015, and are included in Deposits and other assets.

We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Accruals

As of June 30, 2016, the Company had a remaining accrual of $65.0 million related to the U.S. class action settlement. During the second quarter of 2016, the Company recorded an accrual of $6.7 million within Other operating expense in the consolidated statement of operations related to pending litigation outside of the U.S.

Other

We have certain other contingencies incident to the ordinary course of business. Management believes that the ultimate disposition of such other contingencies is not expected to materially affect our financial condition, results of operations or cash flows.

13.	Earnings Per Share

Basic earnings per share (“EPS”) represent income (loss) divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent income (loss) divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method. Anti-dilutive shares related to warrants and stock options that were out of the money and excluded for the three and six months ended June 30, 2016 and 2015 were 3.0 million.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator:
Income from continuing operations, net of taxes	$20,919	$28,390	$21,390	$57,622
Less: Unrealized gain on financial instruments, net of tax	(27,513)	—	(27,513)	—

Diluted income (loss) from continuing operations, net of tax	$(6,594)	$28,390	$(6,123)	$57,622

Denominator:
Basic EPS weighted average shares outstanding	24,812	25,029	24,761	24,953
Effect of dilutive warrant	273	—	137	—
Effect of dilutive stock options and restricted stock	140	169	138	182

Diluted EPS weighted average shares outstanding	25,225	25,198	25,036	25,135

Earnings per share from continuing operations:
Basic	$0.84	$1.13	$0.86	$2.31

Diluted	$(0.26)	$1.13	$(0.24)	$2.29

Earnings per share from discontinued operations:
Basic	$(0.01)	$—	$(0.01)	$—

Diluted	$(0.01)	$—	$(0.01)	$—

Earnings per share:
Basic	$0.83	$1.13	$0.85	$2.31

Diluted	$(0.28)	$1.13	$(0.26)	$2.29

The calculation of EPS does not include restricted share units and warrants in which performance or market conditions were not satisfied of 7.9 million for the three and six months ended June 30, 2016, respectively, and 0.3 million for the three and six months ended June 30, 2015.

14. Commitments

As of June 30, 2016, our estimated payments remaining for flight equipment purchase commitments range between $140.0 to $170.0 million.

15. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2014	$(9,924)	$352	$(9,572)
Reclassification to interest expense	1,288	—	1,288
Translation adjustment	—	(343)	(343)
Tax effect	(492)	—	(492)

Balance as of June 30, 2015	$(9,128)	$9	$(9,119)

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2015	$(6,072)	$9	$(6,063)
Reclassification to interest expense	895	—	895
Tax effect	(347)	—	(347)

Balance as of June 30, 2016	$(5,524)	$9	$(5,515)

Interest Rate Derivatives

As of June 30, 2016, there was $9.0 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014. The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt. Net realized losses reclassified into earnings were $0.4 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively. Net realized losses reclassified into earnings were $0.9 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively. Net realized losses expected to be reclassified into earnings within the next 12 months are $1.7 million as of June 30, 2016.

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

Our primary service offerings include the following:

•	ACMI, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and Yield risk. In addition, customers are responsible for landing, navigation and most other operational fees and costs;

•	CMI, which is part of our ACMI business segment, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of crew, maintenance and insurance, but not the aircraft. Customers assume fuel, demand and Yield risk. In addition, customers are responsible for landing, navigation and most other operational fees and costs;

•	Charter, whereby we provide cargo and passenger aircraft charter services to customers, including the AMC, brokers, freight forwarders, direct shippers, airlines, sports teams and fans, and private charter customers. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs; and

•	Dry Leasing, whereby we provide cargo and passenger aircraft and engine leasing solutions. The customer operates, and is responsible for insuring and maintaining, the flight equipment.

We look to achieve our growth plans and enhance shareholder value by:

•	Delivering superior service quality to our valued customers;

•	Focusing on securing attractive long-term customer contracts;

•	Aggressively managing our fleet with a focus on leading-edge aircraft;

•	Driving significant and ongoing productivity improvements;

•	Selectively pursuing and evaluating future acquisitions and alliances; while

•	Appropriately managing capital allocation.

See “Business Overview” and “Business Strategy” in our 2015 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first half of 2016, compared with 2015, were impacted by the following events:

•	In March 2015, we began ACMI flying one additional 747-8F aircraft for DHL following its transition from Panalpina Air & Ocean Ltd. The aircraft initially replaced a 747-400F aircraft.

•	In January, February and March of 2015, we began CMI flying three additional 767-200 freighters owned by DHL in its North American network. A fourth 767-200 freighter began CMI flying in April 2015.

•	In July 2015, we began ACMI flying one additional 747-400F aircraft for DHL, increasing the number of 747 freighter aircraft in ACMI service for DHL to thirteen.

•	In December 2015 and February 2016, we began CMI flying for DHL two 767-300BDSF aircraft, Dry Leased from Titan, in DHL’s North American network, increasing the number of freighter aircraft in CMI service for DHL to twelve.

•	In April 2016, we acquired Southern Air, which currently operates five 777-200LRF and five 737-400F aircraft under CMI agreements for DHL.

In May 2016, we entered into agreements with Amazon, which will include CMI operation of 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan. The first aircraft is expected to be placed in service during the third quarter of 2016 with the remainder expected to be placed in service through 2018.

Charter results for the first half of 2016 were impacted, compared with 2015, by a decline in Yield due to the U.S. West Coast port disruption in 2015. This impact was partially offset by an increase in Block Hours during 2016, reflecting increased cargo and passenger demand from the AMC.

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

Three Months Ended June 30, 2016 and 2015

Operating Statistics

The table below sets forth selected Operating Statistics for the three months ended June 30:

	2016	2015	Increase / (Decrease)	Percent Change
Block Hours
ACMI	39,862	30,958	8,904	28.8%
Charter:
Cargo	8,671	9,214	(543)	(5.9)%
Passenger	4,343	4,259	84	2.0%
Other	436	303	133	43.9%

Total Block Hours	53,312	44,734	8,578	19.2%

Revenue Per Block Hour
ACMI	$5,311	$6,113	$(802)	(13.1)%
Charter:	$15,556	$17,475	$(1,919)	(11.0)%
Cargo	$14,848	$16,358	$(1,510)	(9.2)%
Passenger	$16,971	$19,891	$(2,920)	(14.7)%

Charter Fuel
Average fuel cost per gallon	$1.68	$2.46	$(0.78)	(31.7)%
Fuel gallons consumed (000s)	36,585	39,383	(2,798)	(7.1)%

Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	7.8	9.0	(1.2)
747-400 Cargo	13.5	11.4	2.1
747-400 Dreamlifter	3.2	3.1	0.1
777-200 Cargo	4.7	—	4.7
767-300 Cargo	4.0	2.0	2.0
767-200 Cargo	9.0	8.9	0.1
737-400 Cargo	4.7	—	4.7
747-400 Passenger	1.0	1.0	—
767-200 Passenger	1.0	1.0	—

Total	48.9	36.4	12.5

Charter
747-8F Cargo	2.1	—	2.1
747-400 Cargo	9.2	10.5	(1.3)
747-400 Passenger	2.0	2.0	—
767-300 Passenger	3.3	2.9	0.4

Total	16.6	15.4	1.2

Dry Leasing
777-200 Cargo	6.0	6.0	—
767-300 Cargo	2.0	—	2.0
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	1.0	1.0	—

Total	11.0	9.0	2.0
Less: Aircraft Dry Leased to CMI customers	(2.0)	—	(2.0)

Total Operating Aircraft	74.5	60.8	13.7

Out-of-service	—	0.8	(0.8)

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Operating Revenue

The following table compares our Operating Revenue for the three months ended June 30 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$211,722	$189,255	$22,467	11.9%
Charter	202,451	235,436	(32,985)	(14.0)%
Dry Leasing	25,066	27,401	(2,335)	(8.5)%
Other	4,033	3,741	292	7.8%

Total Operating Revenue	$443,272	$455,833	$(12,561)	(2.8)%

ACMI revenue increased $22.5 million, or 11.9%, primarily due to increased flying, partially offset by reduced Revenue per Block Hour. ACMI Block Hours were 39,862 in the second quarter of 2016 compared with 30,958 in 2015, an increase of 8,904 Block Hours, or 28.8%. The increase in Block Hours reflects the impact from the Southern Acquisition and increased 747-400 flying, partially offset by the temporary redeployment of 747-8F aircraft to the Charter segment. ACMI Revenue per Block Hour was $5,311 for the second quarter of 2016, compared with $6,113 in 2015, a decrease of $802 per Block Hour, or 13.1%. The decrease in Revenue per Block Hour reflects the impact of increased CMI flying related to the Southern Acquisition and the temporary redeployment of 747-8F aircraft to Charter.

Charter revenue decreased $33.0 million, or 14.0%, primarily due to a decrease in Revenue per Block Hour reflecting a reduction in fuel prices in 2016 and the impact of the U.S. West Coast port disruption in 2015, partially offset by the temporary redeployment of 747-8F aircraft from the ACMI segment. Charter Revenue per Block Hour was $15,556 for the second quarter of 2016 compared with $17,475 in 2015, a decrease of $1,919 per Block Hour, or 11.0%. This decrease was primarily driven by a reduction in fuel prices in 2016 and the impact of higher rates resulting from the U.S. West Coast port disruption in 2015, partially offset by higher rates resulting from the temporary redeployment of 747-8F aircraft from ACMI. Charter Block Hours were 13,014 in the second quarter of 2016 compared with 13,473 in 2015, a decrease of 459 Block Hours, or 3.4%. The decrease in Charter Block Hours was primarily driven by reduced commercial cargo demand, partially offset by increased cargo and passenger demand from the AMC.

Dry Leasing revenue decreased $2.3 million, or 8.5%, primarily due to revenue from maintenance payments to us related to the scheduled return of a 757-200 cargo aircraft in April 2015. Revenue from maintenance payments is based on the maintenance condition of the aircraft at the end of the lease. Partially offsetting this decrease was revenue from the placement of one 767-300BDSF aircraft with DHL in December 2015 and another in February 2016.

Operating Expenses

The following table compares our Operating Expenses for the three months ended June 30 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Operating Expenses
Salaries, wages and benefits	$101,542	$86,862	$14,680	16.9%
Aircraft fuel	61,353	96,711	(35,358)	(36.6)%
Maintenance, materials and repairs	55,435	41,438	13,997	33.8%
Aircraft rent	36,723	36,811	(88)	(0.2)%
Depreciation and amortization	37,208	31,936	5,272	16.5%
Travel	32,010	23,830	8,180	34.3%
Passenger and ground handling services	22,019	21,353	666	3.1%
Navigation fees, landing fees and other rent	18,777	22,666	(3,889)	(17.2)%
Loss on disposal of aircraft	—	114	(114)	NM
Special charge	—	499	(499)	NM
Transaction-related expenses	16,788	—	16,788	NM
Other	40,593	32,329	8,264	25.6%

Total Operating Expenses	$422,448	$394,549

NM represents year-over-year changes that are not meaningful.

Salaries, wages and benefits increased $14.7 million, or 16.9%, primarily driven by the impact of the Southern Acquisition and increased crewmember costs related to Amazon and other fleet growth initiatives.

Aircraft fuel decreased $35.4 million, or 36.6%, primarily due to fuel price decreases and lower fuel consumption. The average fuel price per gallon for the Charter business was $1.68 for the second quarter of 2016, compared with $2.46 in 2015, a decrease of 31.7%. Fuel consumption decreased 2.8 million gallons, or 7.1%, reflecting the decrease in Charter Block Hours operated and more fuel-efficient flying. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Maintenance, materials and repairs increased $14.0 million, or 33.8%, primarily reflecting increases of $8.6 million for 747-400 aircraft, $1.8 million for 777 aircraft, $1.7 million for 747-8F aircraft and $1.7 million for 767 aircraft. Heavy Maintenance on 747-400 aircraft increased $6.1 million primarily due to an increase in the number of C and D Checks. Heavy Maintenance expense on 747-8F aircraft was relatively unchanged as a decrease in unscheduled engine repairs was partially offset by an increase in the number of C Checks. Line Maintenance increased by $3.3 million on 747-400 aircraft, $2.0 million on 747-8F aircraft, $1.2 million on 767 aircraft and $1.0 million on 777 aircraft due to increased flying and additional repairs performed. Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended June 30 were:

Events	2016	2015	Increase / (Decrease)
747-8F C Checks	2	—	2
747-400 C Checks	3	2	1
747-400 D Checks	2	1	1
CF6-80 engine overhauls	1	1	—

Depreciation and amortization increased $5.3 million, or 16.5%, primarily due to additional aircraft operating in 2016.

Travel increased $8.2 million, or 34.3%, primarily due to higher rates related to crewmember travel and increased flying due to the Southern Acquisition.

Navigation fees, landing fees and other rent decreased $3.9 million, or 17.2%, primarily due to a reduction in purchased capacity from the subcontracting of certain Charter flights.

Transaction-related expenses in 2016 relate to the Southern Acquisition and our transaction with Amazon and primarily includes: compensation costs, including employee termination benefits; professional fees; and integration costs (see Notes 4 and 5).

Other increased $8.3 million, or 25.6%, primarily due to an accrual for legal matters (see Note 12), the Southern Acquisition and increased flight simulator expense driven by increased crew training.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended June 30 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(1,405)	$(4,425)	$(3,020)	(68.2)%
Interest expense	20,938	25,033	(4,095)	(16.4)%
Capitalized interest	(690)	(177)	513	NM
Unrealized gain on financial instruments	(26,475)	—	(26,475)	NM
Other expense (income), net	48	(284)	332	116.9%

Interest income decreased $3.0 million, or 68.2%, primarily due to a decrease in our investments in PTCs.

Interest expense decreased $4.1 million, or 16.4%, primarily due to a decrease in interest rates resulting from the refinancing of higher-rate EETCs with lower-rate Convertible Notes in 2015 and a reduction in our average debt balances, reflecting payments of debt.

Unrealized gain on financial instruments represents the change in fair value of the Amazon Warrant during the second quarter of 2016.

Income taxes. Our effective income tax rates were 26.4% and 31.0% for the three months ended June 30, 2016 and June 30, 2015, respectively. The effective income tax rate for the three months ended June 30, 2016 differed from the U.S. federal statutory rate partially due to a reduction in state taxes resulting from changes in our flying. The effective income tax rates for both periods were impacted by our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution of our reportable segments (see Note 11 to our Financial Statements for the reconciliation to Operating Income) for the three months ended June 30 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$45,490	$51,157	$(5,667)	(11.1)%
Charter	24,856	25,019	(163)	(0.7)%
Dry Leasing	6,878	10,894	(4,016)	(36.9)%

Total Direct Contribution	$77,224	$87,070	$(9,846)	(11.3)%

Unallocated income and expenses, net	$58,503	$45,320	$13,183	29.1%

ACMI Segment

ACMI Direct Contribution decreased $5.7 million, or 11.1%, primarily due to increases in crew costs related to Amazon and other fleet growth initiatives, the temporary redeployment of 747-8F aircraft to the Charter segment and higher Heavy Maintenance expense. Partially offsetting these items was additional contribution resulting from the Southern Acquisition.

Charter Segment

Charter Direct Contribution was relatively unchanged as the impact of the U.S. West Coast port disruption in 2015 and increases in crew costs related to fleet growth initiatives were partially offset by increased cargo and passenger demand from the AMC and the temporary redeployment of 747-8F aircraft from the ACMI segment.

Dry Leasing Segment

Dry Leasing Direct Contribution decreased $4.0 million, or 36.9%, primarily due to maintenance payments to us related to the scheduled return of a 757-200 cargo aircraft in April 2015. Partially offsetting this decrease was revenue related to the placement of one 767-300BDSF aircraft with DHL in December 2015 and another in February 2016.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $13.2 million, or 29.1%, primarily due to an accrual for legal matters, the impact of the Southern Acquisition and increases in noncash expenses related to our Convertible Notes.

Six Months Ended June 30, 2016 and 2015

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the six months ended June 30:

	2016	2015	Increase / (Decrease)	Percent Change
Block Hours
ACMI	69,391	60,418	8,973	14.9%
Charter:
Cargo	16,901	17,482	(581)	(3.3)%
Passenger	8,278	7,480	798	10.7%
Other	892	634	258	40.7%

Total Block Hours	95,462	86,014	9,448	11.0%

Revenue Per Block Hour
ACMI	$5,685	$6,261	$(576)	(9.2)%
Charter:	$16,075	$18,251	$(2,176)	(11.9)%
Cargo	$15,430	$17,724	$(2,294)	(12.9)%
Passenger	$17,393	$19,482	$(2,089)	(10.7)%

Charter Fuel
Average fuel cost per gallon	$1.74	$2.40	$(0.66)	(27.5)%
Fuel gallons consumed (000s)	71,530	72,694	(1,164)	(1.6)%

Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	8.3	8.8	(0.5)
747-400 Cargo	13.1	11.7	1.4
747-400 Dreamlifter	3.0	3.1	(0.1)
777-200 Cargo	2.3	—	2.3
767-300 Cargo	3.7	2.0	1.7
767-200 Cargo	9.0	7.7	1.3
737-400 Cargo	2.3	—	2.3
747-400 Passenger	1.0	1.0	—
767-200 Passenger	1.0	1.0	—

Total	43.7	35.3	8.4

Charter
747-8F Cargo	1.6	0.2	1.4
747-400 Cargo	9.6	9.7	(0.1)
747-400 Passenger	2.0	2.0	—
767-300 Passenger	3.1	2.9	0.2

Total	16.3	14.8	1.5

Dry Leasing
777-200 Cargo	6.0	6.0	—
767-300 Cargo	1.7	—	1.7
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	1.0	1.3	(0.3)

Total	10.7	9.3	1.4
Less: Aircraft Dry Leased to CMI customers	(1.7)	—	(1.7)

Total Operating Aircraft	69.0	59.4	9.6

Out-of-service	—	0.9	(0.9)

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Operating Revenue

The following table compares our Operating Revenue for the six months ended June 30 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$394,462	$378,302	$16,160	4.3%
Charter	404,754	455,574	(50,820)	(11.2)%
Dry Leasing	53,258	59,320	(6,062)	(10.2)%
Other	9,413	7,482	1,931	25.8%

Total Operating Revenue	$861,887	$900,678	$(38,791)	(4.3)%

ACMI revenue increased $16.2 million, or 4.3%, primarily due to increased flying, partially offset by reduced Revenue per Block Hour. ACMI Block Hours were 69,391 for the first half of 2016, compared with 60,418 in 2015, an increase of 8,973 Block Hours, or 14.9%. The increase in Block Hours reflects the impact from the Southern Acquisition and increased 747-400 flying, partially offset by the temporary redeployment of 747-8F aircraft to the Charter segment. ACMI Revenue per Block Hour was $5,685 for the first half of 2016, compared with $6,261 in 2015, a decrease of $576 per Block Hour, or 9.2%. The decrease in Revenue per Block Hour reflects the impact of increased CMI flying from the Southern Acquisition, the temporary redeployment of 747-8F aircraft to Charter in the first half of 2016 and payments received in 2015 related to a customer’s return of an aircraft.

Charter revenue decreased $50.8 million, or 11.2%, primarily due to a decrease in Revenue per Block Hour reflecting a reduction in fuel prices in 2016 and the impact of the U.S. West Coast port disruption in 2015, partially offset by an increase in Block Hours. Charter Revenue per Block Hour was $16,075 for the first half of 2016 compared with $18,251 in 2015, a decrease of $2,176 per Block Hour, or 11.9%. This decrease was primarily driven by a reduction in fuel prices in 2016 and the impact of higher rates resulting from the U.S. West Coast port disruption in 2015, partially offset by the temporary redeployment of 747-8F aircraft from the ACMI segment. Charter Block Hours were 25,179 for the first half of 2016 compared with 24,962 in 2015, an increase of 217 Block Hours, or 0.9%. The increase in Charter Block Hours was primarily driven by an increase in cargo and passenger demand from the AMC, partially offset by a reduction in commercial cargo demand.

Dry Leasing revenue decreased $6.1 million, or 10.2%, primarily due to lower revenue from maintenance payments to us related to the scheduled return of a 737-800 passenger aircraft in March 2016 compared with maintenance payments to us related to the scheduled return of a 737-800 passenger aircraft in February 2015 and the scheduled return of a 757-200 cargo aircraft in April 2015. Revenue from maintenance payments is based on the maintenance condition of the aircraft at the end of the lease. Partially offsetting this decrease was revenue from the placement of one 767-300BDSF aircraft with DHL in December 2015 and another in February 2016.

Operating Expenses

The following table compares our Operating Expenses for the six months ended June 30 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Operating Expenses
Salaries, wages and benefits	$195,387	$175,635	$19,752	11.2%
Aircraft fuel	124,573	174,826	(50,253)	(28.7)%
Maintenance, materials and repairs	112,459	100,270	12,189	12.2%
Aircraft rent	73,760	71,072	2,688	3.8%
Depreciation and amortization	72,213	63,966	8,247	12.9%
Travel	62,333	44,643	17,690	39.6%
Passenger and ground handling services	42,898	41,316	1,582	3.8%
Navigation fees, landing fees and other rent	40,751	46,169	(5,418)	(11.7)%
Loss on disposal of aircraft	—	1,323	(1,323)	NM
Special charge	6,631	(69)	6,700	NM
Transaction-related expenses	17,581	—	17,581	NM
Other	72,420	63,273	9,147	14.5%

Total Operating Expenses	$821,006	$782,424

Salaries, wages and benefits increased $19.8 million, or 11.2%, primarily driven by the impact of the Southern Acquisition and increased crewmember costs related to Amazon and other fleet growth initiatives.

Aircraft fuel decreased $50.3 million, or 28.7%, primarily due to fuel price decreases and lower fuel consumption. The average fuel price per gallon for the Charter business was $1.74 for the first half of 2016, compared with $2.40 in 2015, a decrease of 27.5%. Fuel consumption decreased by 1.2 million gallons, or 1.6%, primarily reflecting more fuel-efficient flying. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Maintenance, materials and repairs increased by $12.2 million, or 12.2%, primarily reflecting increases of $6.2 million for 747-8F aircraft, $4.2 million for 767 aircraft and $1.8 million for 777 aircraft. Heavy Maintenance expense on 747-8F aircraft increased $1.4 million primarily due to an increase in the number of C Checks. Heavy Maintenance expense on 767 aircraft increased $1.3 million primarily due to an increase in the number of C Checks. Heavy maintenance on 747-400 aircraft was relatively unchanged as an increase in the number of C Checks was partially offset by a decrease in the number of engine overhauls. Line Maintenance increased by $4.5 million on 747-8F aircraft, $2.7 million on 767 aircraft, $2.3 million on 747-400 aircraft and $1.0 million on 777 aircraft due to increased flying and additional repairs performed. Non-heavy Maintenance on 747-400 aircraft decreased $3.2 million. Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and reports for the first half of 2016 and 2015 were:

Heavy Maintenance Events	2016	2015	Increase / (Decrease)
747-8F C Checks	2	1	1
747-400 C Checks	7	3	4
747-400 D Checks	3	3	—
767 C Checks	1	—	1
CF6-80 engine overhauls	3	5	(2)

Aircraft rent increased $2.7 million, or 3.8%, primarily due to an increase in short-term engine leases and a leased 747-400BCF aircraft that entered service in June 2015.

Depreciation and amortization increased $8.2 million, or 12.9%, primarily due to additional aircraft operating in 2016.

Travel increased $17.7 million, or 39.6%, primarily due to higher rates related to crewmember travel and increased flying due to the Southern Acquisition.

Passenger and ground handling services increased $1.6 million, or 3.8%, primarily due to increased flying.

Navigation fees, landing fees and other rent decreased $5.4 million, or 11.7%, primarily due to a reduction in purchased capacity from the subcontracting of certain Charter flights.

Special charge in 2016 primarily represents a $6.5 million loss on engines held for sale (see Note 5). We may sell additional flight equipment, which could result in additional charges in future periods.

Transaction-related expenses in 2016 relate to the Southern Acquisition and our transaction with Amazon and primarily includes: compensation costs, including employee termination benefits; professional fees; and integration costs (see Notes 4 and 5)

Other increased $9.1 million, or 14.5%, primarily due to an accrual for legal matters (see Note 12), the Southern Acquisition and increased flight simulator expense driven by increased crew training.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the six months ended June 30 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(3,009)	$(8,913)	$(5,904)	(66.2)%
Interest expense	42,240	49,581	(7,341)	(14.8)%
Capitalized interest	(1,047)	(203)	844	NM
Loss on early extinguishment of debt	132	—	132	NM
Unrealized gain on financial instruments	(26,475)	—	26,475	NM
Other expense (income), net	(192)	391	(583)	(149.1)%

Interest income decreased $5.9 million, or 66.2%, primarily due to a decrease in PTCs.

Interest expense decreased $7.3 million, or 14.8%, primarily due to a decrease in interest rates resulting from the refinancing of higher-rate EETCs with lower-rate Convertible Notes in 2015 and a reduction in our average debt balances, reflecting payments of debt.

Unrealized gain on financial instruments represents the change in fair value of the Amazon Warrant during the second quarter of 2016.

Income taxes. Our effective income tax rates were 26.8% and 25.6% for the six months ended June 30, 2016 and June 30, 2015, respectively. The effective income tax rate for the six months ended June 30, 2016 differed from the U.S. federal statutory rate partially due to a reduction in state taxes resulting from changes in our flying. The effective income tax rate for the six months ended June 30, 2015 differed from the U.S. federal statutory rate primarily due to an income tax benefit of $4.0 million, net of reserves, related to ETI. The effective income tax rates for both periods were impacted by our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 11 to our Financial Statements for the reconciliation to Operating Income) for the six months ended June 30 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$70,230	$91,059	$(20,829)	(22.9)%
Charter	45,633	55,478	(9,845)	(17.7)%
Dry Leasing	17,286	26,419	(9,133)	(34.6)%

Total Direct Contribution	$133,149	$172,956	$(39,807)	(23.0)%

Unallocated income and expenses, net	$106,048	$94,304	$11,744	12.5%

ACMI Segment

ACMI Direct Contribution decreased $20.8 million, or 22.9%, primarily due to increases in crew costs related to Amazon and other fleet growth initiatives, the temporary redeployment of 747-8F aircraft to the Charter segment, payments received in 2015 related to a customer’s return of aircraft and higher Heavy Maintenance expense. Partially offsetting these items was additional contribution resulting from the Southern Acquisition.

Charter Segment

Charter Direct Contribution decreased $9.8 million or 17.7%, primarily due to the impact of the U.S. West Coast port disruption in 2015 and increases in crew costs related to fleet growth initiatives. Partially offsetting these decreases was the temporary redeployment of 747-8F aircraft from the ACMI segment and an increase in passenger and cargo demand from the AMC.

Dry Leasing Segment

Dry Leasing Direct Contribution decreased $9.1 million, or 34.6%, primarily due to lower revenue from maintenance payments to us related to the scheduled return of a 737-800 passenger aircraft in March 2016 compared with maintenance payments to us related to the scheduled return of a 737-800 passenger aircraft in February 2015 and a 757-200 cargo aircraft in April 2015. Partially offsetting this decrease was revenue related to the placement of one 767-300BDSF aircraft with DHL in December 2015 and another in February 2016.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $11.7 million, or 12.5%, primarily due to an accrual for legal matters, the impact of the Southern Acquisition and increases in noncash expenses related to our Convertible Notes.

Reconciliation of GAAP to non-GAAP Financial Measures

To supplement our Financial Statements presented in accordance with GAAP, we present certain non-GAAP financial measures to assist in the evaluation of our business performance. These non-GAAP financial measures include Adjusted Income from continuing operations, net of taxes and Adjusted Diluted EPS from continuing operations, net of taxes, which exclude certain noncash income and expenses, and items impacting year-over-year comparisons of our results. These non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for Income from continuing operations, net of taxes and Diluted EPS from continuing operations, which are the most directly comparable measures of performance prepared in accordance with GAAP.

We use these non-GAAP financial measures in assessing the performance of our ongoing operations and in planning and forecasting future periods. We believe that these adjusted measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to assist investors and analysts in understanding our business results and assessing our prospects for future performance.

The following is a reconciliation of Income from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Three Months Ended
	June 30, 2016	June 30, 2015	Percent Change

Income from continuing operations, net of taxes	$20,919	$28,390	(26.3%)
Impact from:
Noncash expenses and income, net (a)	1,882	731
Unrealized gain on financial instruments (b)	(26,475)	—
Loss on disposal of aircraft	—	114
Special charge	—	499
Transaction-related expenses	16,788	—
Accrual for legal matters and professional fees	6,697	—
Income tax effect of reconciling items	351	(317)

Adjusted Income from continuing operations, net of taxes	$20,162	$29,417	(31.5%)

Diluted EPS from continuing operations (c)	$(0.26)	$1.13	(123.0%)
Impact from:
Noncash expenses and income, net (a)	0.07	0.03
Loss on disposal of aircraft	—	—
Special charge	—	0.02
Transaction-related expenses	0.67	—
Accrual for legal matters and professional fees	0.27	—
Income tax effect of reconciling items	0.05	(0.01)

Adjusted Diluted EPS from continuing operations	$0.80	$1.17	(31.6%)

	For the Six Months Ended
	June 30, 2016	June 30, 2015	Percent Change

Income from continuing operations, net of taxes	$21,390	$57,622	(62.9%)
Impact from:
Noncash expenses and income, net (a)	3,726	826
Unrealized gain on financial instruments (b)	(26,475)	—
Loss on disposal of aircraft	—	1,323
Special charge	6,631	(69)
Transaction-related expenses	17,581	—
Accrual for legal matters and professional fees	6,987	—
Charges associated with refinancing debt	132	—
Income tax effect of reconciling items	(2,066)	(519)
ETI tax benefit	—	(4,008)

Adjusted Income from continuing operations, net of taxes	$27,906	$55,175	(49.4%)

	For the Six Months Ended
	June 30, 2016	June 30, 2015	Percent Change

Diluted EPS from continuing operations (c)	$(0.24)	$2.29	(110.5%)
Impact from:
Noncash expenses and income, net (a)	0.15	0.03
Loss on disposal of aircraft	—	0.05
Special charge	0.26	—
Transaction-related expenses	0.70	—
Accrual for legal matters and professional fees	0.28	—
Charges associated with refinancing debt	0.01	—
Income tax effect of reconciling items	(0.05)	(0.02)
ETI tax benefit	—	(0.16)

Adjusted Diluted EPS from continuing operations	$1.11	$2.20 †	(49.5%)

†	Items do not sum due to rounding.
(a)	Noncash expenses and income, net in 2016 primarily related to amortization of debt discount on the Convertible Notes. Noncash expenses and income, net in 2015 primarily related to amortization and accretion of debt, lease and investment discounts.
(b)	Unrealized gain on financial instruments related to the Amazon Warrant (see Note 6).
(c)	Unrealized gain on financial instruments is excluded from the calculation of Diluted EPS from continuing operations as the calculation assumes exercise of the Amazon Warrant occurred upon its issuance (see Note 13).

Liquidity and Capital Resources

The most significant liquidity events during the first half of 2016 were as follows:

Acquisition Transaction

In April 2016, we completed the acquisition of Southern Air for cash consideration of $107.5 million, net of cash acquired, subject to working capital and other adjustments.

Debt Transactions

In February 2016, we borrowed $14.8 million related to the conversion of a 767-300BDSF aircraft under the First 2016 Term Loan at a fixed interest rate of 3.19%.

In June 2016, we borrowed $70.0 million under the Second 2016 Term Loan at an initial variable interest rate of 2.93%, which was converted to a fixed rate of 3.12% in July 2016.

Operating Activities. Net cash provided by operating activities for the first half of 2016 was $47.2 million, compared with $171.1 million for 2015. The decrease primarily reflects a $35.0 million payment related to the U.S. class action settlement and changes in the timing of working capital.

Investing Activities. Net cash used for investing activities was $313.6 million for the first half of 2016, consisting primarily of $186.2 million of purchase deposits and payments for flight equipment, $107.5 million related to the Southern Acquisition and $27.2 million of core capital expenditures, excluding flight equipment. Partially offsetting these investing activities were $7.5 million of proceeds from investments. All capital expenditures for the first half of 2016 were funded through working capital, except for the aircraft financed as discussed above. Net cash used for investing activities was $59.4 million for the first half of 2015, consisting primarily of $62.8 million of purchase deposits and payments for flight equipment, and $22.1 million of core capital expenditures, excluding flight equipment. Partially offsetting these investing activities was $24.6 million of proceeds from disposal of aircraft. All capital expenditures for the first half of 2015 were funded through working capital.

Financing Activities. Net cash used for financing activities was $4.4 million for the first half of 2016, which primarily reflected $91.2 million of payments on debt obligations and $4.3 million related to the purchase of treasury stock partially offset by $84.8 million of proceeds from debt issuance and $7.2 million of customer maintenance reserves received. Net cash provided by financing activities was $104.4 million for the first half of 2015, which primarily reflected the proceeds from debt issuance of $224.5 million, $36.3 million from the sale of warrants and $8.7 million of customer maintenance reserves received partially offset by $99.1 million of payments on debt obligations, $52.9 million for the purchase of convertible note hedges, $6.8 million of debt issuance costs and $6.3 million related to the purchase of treasury stock.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund capital expenditures for 2016, and to pay amounts due related to the settlement of the U.S. class action litigation. Core capital expenditures for the remainder of 2016 are expected to range between $35.0 to $40.0 million, which excludes flight equipment and capitalized interest. Our estimated payments remaining for flight equipment purchase commitments range between $140.0 to $170.0 million, of which $40.0 to $50.0 million are expected to be made during the remainder of 2016. Total consideration paid in April 2016 for the acquisition of Southern Air was $107.5 million, net of cash acquired, and is subject to working capital and other adjustments.

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

We do not expect to pay any significant U.S. federal income tax until 2025 or later. Our business operations are subject to income tax in several foreign jurisdictions. We do not expect to pay any significant cash income taxes in foreign jurisdictions for at least several years. We currently do not intend to repatriate cash from certain foreign subsidiaries that is indefinitely reinvested outside the U.S. Any repatriation of cash from these subsidiaries or certain changes in U.S. tax laws could result in additional tax expense.

Contractual Obligations and Debt Agreements

See Note 8 to our Financial Statements for a description of our new debt obligations. See our 2015 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2015 and a description of our other debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three and six months ended June 30, 2016.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Form 10-Q for the period ended March 31, 2016. Many of such factors are beyond AAWW’s control and are difficult to predict. As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements. AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the six months ended June 30, 2016. For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2015 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of June 30, 2016. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As a result of the Southern Acquisition, we are integrating Southern Air into our overall internal controls over financial reporting and have implemented internal controls over the accounting for the Southern Acquisition and acquisition-related transactions.

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

With respect to the fiscal quarter ended June 30, 2016, the information required in response to this Item is set forth in Note 12 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A.	RISK FACTORS

For risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2015 Annual Report on Form 10-K and our Form 10-Q for the period ended March 31, 2016.

ITEM 6.	EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: August 3, 2016	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: August 3, 2016	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Investment Agreement, dated as of May 4, 2016, by and between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.2	Stockholders Agreement, dated as of May 4, 2016, by and between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.3	Warrant to Purchase 7,500,000 shares of Common Stock of Atlas Air Worldwide Holdings, Inc., issued May 4, 2016.

10.4	Warrant to Purchase 3,750,000 shares of Common Stock of Atlas Air Worldwide Holdings, Inc., issued May 4, 2016. (Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (v) Consolidated Statement of Stockholders’ Equity as of and for the six months ended June 30, 2016 and 2015 and (vi) Notes to Unaudited Consolidated Financial Statements.