Form 10-Q/A
period 2016-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2016-08-11
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Atlas Air Worldwide Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, as filed with the Securities and Exchange Commission (“SEC”) on August 3, 2016 (the “Quarterly Report”). This Amendment No. 1 is being filed solely to file an unredacted version of Exhibit 10.4 (the “Exhibit”). The revised Exhibit attached to this Amendment No. 1 as Exhibit 10.4 supersedes and replaces the version of the Exhibit previously filed with the Quarterly Report.

Except for the revised Exhibit, this Amendment No. 1 does not amend any information set forth in the Quarterly Report. This Amendment No. 1 speaks as of the original filing date of the Quarterly Report and does not reflect any events that occurred at a date subsequent to the filing of the Quarterly Report or modify or update those disclosures therein in any way. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s Quarterly Report and any filings made with the SEC subsequent to the filing of the Quarterly Report. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is filing new certifications by its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment No. 1.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: August 11, 2016	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: August 11, 2016	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1#	Investment Agreement, dated as of May 4, 2016, by and between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.2#	Stockholders Agreement, dated as of May 4, 2016, by and between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.3#	Warrant to Purchase 7,500,000 shares of Common Stock of Atlas Air Worldwide Holdings, Inc., issued May 4, 2016.

10.4*	Warrant to Purchase 3,750,000 shares of Common Stock of Atlas Air Worldwide Holdings, Inc., issued May 4, 2016.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1+	Section 1350 Certifications.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the Securities and Exchange Commission on August 3, 2016.
*	Filed herewith.
+	Previously furnished with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the Securities and Exchange Commission on August 3, 2016.