Form 10-Q
period 2016-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2016-11-03
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 25,009,609 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$100,671	$425,950
Short-term investments	2,133	5,098
Restricted cash	14,897	12,981
Accounts receivable, net of allowance of $1,192 and $1,247, respectively	157,491	164,308
Prepaid maintenance	7,002	6,052
Prepaid expenses and other current assets	48,121	37,548

Total current assets	330,315	651,937
Property and Equipment
Flight equipment	3,818,812	3,687,248
Ground equipment	67,018	58,487
Less: accumulated depreciation	(536,192)	(450,217)
Purchase deposits for flight equipment	147,787	39,678

Property and equipment, net	3,497,425	3,335,196
Other Assets
Long-term investments and accrued interest	32,693	37,604
Deferred costs and other assets	191,854	81,183
Intangible assets, net and goodwill	114,375	58,483

Total Assets	$4,166,662	$4,164,403

Liabilities and Equity
Current Liabilities
Accounts payable	$49,687	$93,278
Accrued liabilities	317,115	293,138
Current portion of long-term debt and capital leases	179,482	161,811

Total current liabilities	546,284	548,227
Other Liabilities
Long-term debt	1,693,163	1,739,496
Deferred taxes	273,573	286,928
Financial instruments and other liabilities	169,689	135,569

Total other liabilities	2,136,425	2,161,993
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 100,000,000 and 50,000,000 shares authorized; 29,621,192 and 28,955,445 shares issued, 25,009,141 and 24,636,651, shares outstanding (net of treasury stock), as of September 30, 2016 and December 31, 2015, respectively	296	290
Additional paid-in-capital	652,163	625,244
Treasury stock, at cost; 4,612,051 and 4,318,794 shares, respectively	(182,915)	(171,844)
Accumulated other comprehensive loss	(5,246)	(6,063)
Retained earnings	1,019,655	1,006,556

Total equity	1,483,953	1,454,183

Total Liabilities and Equity	$4,166,662	$4,164,403

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating Revenue	$448,015	$449,904	$1,309,902	$1,350,582

Operating Expenses
Salaries, wages and benefits	125,978	86,434	321,365	262,069
Aircraft fuel	65,409	87,330	189,982	262,156
Maintenance, materials and repairs	49,761	41,899	162,220	142,169
Depreciation and amortization	37,509	32,787	109,722	96,753
Aircraft rent	35,730	36,811	109,490	107,883
Travel	31,958	27,555	94,291	72,198
Passenger and ground handling services	21,673	20,504	64,571	61,820
Navigation fees, landing fees and other rent	15,640	25,413	56,391	71,582
Loss (gain) on disposal of aircraft	(11)	208	(11)	1,531
Special charge	—	7,674	6,631	7,605
Transaction-related expenses	3,905	—	21,486	—
Other	34,465	34,294	106,885	97,567

Total Operating Expenses	422,017	400,909	1,243,023	1,183,333

Operating Income	25,998	48,995	66,879	167,249

Non-operating Expenses (Income)
Interest income	(1,316)	(2,040)	(4,325)	(10,953)
Interest expense	21,355	22,110	63,595	71,691
Capitalized interest	(1,059)	(556)	(2,106)	(759)
Loss on early extinguishment of debt	—	66,729	132	66,729
Gain on investments	—	(13,439)	—	(13,439)
Unrealized loss (gain) on financial instruments	1,462	—	(25,013)	—
Other expense (income), net	(180)	1,364	(372)	1,755

Total Non-operating Expenses (Income)	20,262	74,168	31,911	115,024

Income (loss) from continuing operations before income taxes	5,736	(25,173)	34,968	52,225
Income tax expense (benefit)	13,237	(12,419)	21,079	7,357

Income (loss) from continuing operations, net of taxes	(7,501)	(12,754)	13,889	44,868
Loss from discontinued operations, net of taxes	(445)	—	(790)	—

Net Income (Loss)	$(7,946)	$(12,754)	$13,099	$44,868

Earnings (Loss) per share from continuing operations:
Basic	$(0.30)	$(0.51)	$0.56	$1.81

Diluted	$(0.30)	$(0.51)	$(0.49)	$1.80

Earnings (Loss) per share from discontinued operations:
Basic	$(0.02)	$—	$(0.03)	$—

Diluted	$(0.02)	$—	$(0.03)	$—

Earnings (Loss) per share:
Basic	$(0.32)	$(0.51)	$0.53	$1.81

Diluted	$(0.32)	$(0.51)	$(0.52)	$1.80

Weighted average shares:
Basic	24,840	24,798	24,788	24,771

Diluted	24,840	24,798	25,116	24,947

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Income (Loss)	$(7,946)	$(12,754)	$13,099	$44,868
Other comprehensive income (loss):
Interest rate derivatives:
Reclassification to interest expense	439	636	1,334	1,924
Income tax expense	(170)	(243)	(517)	(735)
Foreign currency translation:
Translation adjustment	—	—	—	(343)

Other comprehensive income	269	393	817	846

Comprehensive Income (Loss)	$(7,677)	$(12,361)	$13,916	$45,714

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Operating Activities:
Income (loss) from continuing operations, net of taxes	$13,889	$44,868
Less: Loss from discontinued operations, net of taxes	(790)	—

Net Income	13,099	44,868
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	124,198	110,872
Accretion of debt securities discount	(968)	(4,316)
Provision for allowance for doubtful accounts	267	61
Special charge, net of cash payments	6,631	6,589
Loss on early extinguishment of debt	132	66,729
Unrealized gain on financial instruments	(25,013)	—
Loss (gain) on disposal of aircraft	(11)	1,531
Deferred taxes	20,794	6,417
Stock-based compensation expense	27,919	14,481
Changes in:
Accounts receivable	32,767	(4,920)
Prepaid expenses, current assets and other assets	(19,287)	24,977
Accounts payable and accrued liabilities	(79,684)	(1,440)

Net cash provided by operating activities	100,844	265,849
Investing Activities:
Capital expenditures	(36,872)	(33,835)
Purchase deposits and payments for flight equipment	(237,093)	(77,502)
Acquisition of business, net of cash acquired	(107,498)	—
Changes in restricted cash	(1,916)	3,196
Proceeds from investments	8,843	76,752
Proceeds from disposal of aircraft	—	25,166

Net cash used for investing activities	(374,536)	(6,223)
Financing Activities:
Proceeds from debt issuance	84,790	224,500
Customer maintenance reserves received	11,172	12,250
Customer maintenance reserves paid	—	(1,752)
Proceeds from sale of warrants	—	36,290
Payments for convertible note hedges	—	(52,903)
Proceeds from stock option exercises	—	1,193
Purchase of treasury stock	(11,071)	(26,393)
Excess tax benefit from stock-based compensation expense	443	588
Payment of debt extinguishment costs	—	(34,014)
Payment of debt issuance costs	(1,078)	(6,804)
Payments of debt	(135,843)	(334,487)

Net cash used for financing activities	(51,587)	(181,532)

Net increase (decrease) in cash and cash equivalents	(325,279)	78,094
Cash and cash equivalents at the beginning of period	425,950	298,601

Cash and cash equivalents at the end of period	$100,671	$376,695

Non-cash Investing and Financing Activities:
Acquisition of flight equipment included in Accounts payable and accrued liabilities	$18,510	$18,321

Acquisition of flight equipment under capital lease	$10,650	$—

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2014	$286	$(145,322)	$573,133	$(9,572)	$999,270	$1,417,795	$1,417,795
Net Income	—	—	—	—	44,868	44,868	44,868
Other comprehensive income	—	—	—	846	—	846	846
Stock option and restricted stock compensation	—	—	14,481	—	—	14,481	14,481
Purchase of 562,202 shares of treasury stock	—	(26,393)	—	—	—	(26,393)	(26,393)
Exercise of 25,373 employee stock options	—	—	1,193	—	—	1,193	1,193
Issuance of 360,112 shares of restricted stock	4	—	(4)	—	—	—	—
Equity component of convertible notes, net of tax	—	—	32,233	—	—	32,233	32,233
Purchase of convertible note hedges, net of tax	—	—	(33,837)	—	—	(33,837)	(33,837)
Issuance of warrants	—	—	36,290	—	—	36,290	36,290
Tax benefit (expense) on restricted stock and stock options	—	—	65	—	—	65	65

Balance at September 30, 2015	$290	$(171,715)	$623,554	$(8,726)	$1,044,138	$1,487,541	$1,487,541

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Total Equity
Balance at December 31, 2015	$290	$(171,844)	$625,244	$(6,063)	$1,006,556	$1,454,183	$1,454,183
Net Income	—	—	—	—	13,099	13,099	13,099
Other comprehensive income	—	—	—	817	—	817	817
Stock option and restricted stock compensation	—	—	27,919	—	—	27,919	27,919
Purchase of 293,257 shares of treasury stock	—	(11,071)	—	—	—	(11,071)	(11,071)
Issuance of 665,747 shares of restricted stock	6	—	(6)	—	—	—	—
Tax benefit (expense) on restricted stock and stock options	—	—	(994)	—	—	(994)	(994)

Balance at September 30, 2016	$296	$(182,915)	$652,163	$(5,246)	$1,019,655	$1,483,953	$1,483,953

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2015, which includes additional disclosures and a summary of our significant accounting policies. The December 31, 2015 balance sheet data was derived from that Annual Report. In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015, comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, cash flows for the nine months ended September 30, 2016 and 2015, and shareholders’ equity as of and for the nine months ended September 30, 2016 and 2015.

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

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method. Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required. As of September 30, 2016 and December 31, 2015, deferred maintenance was $11.1 million and zero, respectively, which was included within Deferred costs and other assets.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for share-based compensation. The amended guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This amended guidance is effective as of the beginning of 2017, with early adoption permitted. We are still assessing the amended guidance but plan to adopt this guidance on its required effective date. Upon adoption of this amended guidance, the excess tax benefit associated with share-based compensation, which is currently recognized within equity, will be reflected within income tax expense (benefit) in our consolidated statements of operations. Additionally, our consolidated statements of cash flows will present such excess tax benefit, which is currently presented as a financing activity, as an operating activity. The impact of adopting this amended guidance on our consolidated financial statements will be dependent on the timing and intrinsic value of future share-based compensation award vesting.

In February 2016, the FASB amended its accounting guidance for leases. The guidance requires a lessee to recognize assets and liabilities on the balance sheet arising from leases with terms greater than twelve months. While lessor accounting guidance is relatively unchanged, certain amendments were made to conform with changes made to lessee accounting and recently released revenue recognition guidance. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense and income recognition in the statement of operations. It also requires additional quantitative and qualitative disclosures about leasing arrangements. The amended guidance is effective as of the beginning of 2019, with early adoption permitted. While we are still assessing the impact the amended guidance will have on our financial statements, recognizing the right-of-use asset and related lease liability will significantly impact our balance sheet.

In May 2014, the FASB amended its accounting guidance for revenue recognition. Subsequently, the FASB has issued several clarifications and updates. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided. It also requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date by one year to the beginning of 2018, with early adoption permitted. We plan to adopt this guidance on its required effective date. While we are still assessing the impact the amended guidance will have on our financial statements, we expect that an immaterial amount of revenue currently recognized based on flight departure will likely be recognized over time as the services are performed.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue and Expenses:
Revenue from Polar	$101,432	$102,487	$302,149	$293,692
Ground handling and airport fees paid to Polar	$424	$414	$1,048	$1,641

	September 30, 2016	December 31, 2015
Accounts receivable/payable as of:
Receivables from Polar	$6,158	$6,527
Payables to Polar	$170	$4,660

	September 30, 2016	December 31, 2015
Aggregate Carrying Value of Polar Investment as of:
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

GATS

We hold a 50% interest in GATS GP (BVI) Ltd. (“GATS”), a joint venture with an unrelated third party. The purpose of the joint venture is to purchase rotable parts and provide repair services for those parts, primarily for our 747-8F aircraft. The joint venture is a variable interest entity that we do not consolidate because we are not the primary beneficiary as we do not exercise financial control. As of September 30, 2016 and December 31, 2015, our investment in GATS was $20.4 million and $20.7 million, respectively, and our maximum exposure to losses from the entity is limited to our investment, which is comprised primarily of rotable inventory parts. GATS does not have any third-party debt obligations. We had Accounts payable to GATS of $2.2 million as of September 30, 2016 and $2.3 million as of December 31, 2015.

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

The Southern Acquisition was completed on April 7, 2016. Total consideration of $105.8 million, net of cash acquired, consisted of the following:

Fair value of consideration
Cash paid, net of $15,615 cash acquired	$107,498
Working capital adjustment	(2,106)
Other adjustments	372

Total consideration	$105,764

Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The current fair values of assets acquired and liabilities assumed are considered preliminary until we obtain final information regarding their fair values. During the three months ended September 30, 2016, we made certain measurement-period adjustments, including the finalization of working capital and other adjustments, that resulted in a net decrease to goodwill of $0.2 million. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The following table summarizes the preliminary amounts recognized for fair values of the assets acquired and liabilities assumed:

Estimated Fair Value
Accounts receivable, net	$21,515
Prepaid expenses and other current assets	8,831
Property and equipment	6,355
Intangible assets and goodwill	63,140
Deferred income taxes	35,653
Other assets	1,498

Total assets acquired	$136,992

Accounts payable	$22,438
Accrued liabilities	8,790

Total liabilities assumed	31,228

Net assets acquired	$105,764

The fair values and useful lives assigned to all intangible assets and goodwill are as follows:

	Estimated Useful Lives	Estimated Fair Value
Customer relationship	16 years	$26,280
Trade name	1.5 years	700
Goodwill	Indefinite	36,160

Total intangible assets and goodwill		$63,140

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

Southern Air’s results of operations have been included in our unaudited consolidated statements of operations from the date of acquisition. For the three and nine months ended September 30, 2016, our consolidated results include Southern Air’s operating revenue of $26.8 million and $52.5 million, respectively. For the three and nine months ended September 30, 2016, we incurred Transaction-related expenses of $3.1 million and $17.2 million, respectively, primarily related to: certain compensation costs, including employee termination benefits; professional fees; and integration costs associated with the acquisition. A summary of the employee termination benefit liability, which is expected to be paid by the first quarter of 2018, is as follows:

Employee Termination Benefits
Transaction-related expenses	$4,366
Cash payments	(2,002)

Liability as of September 30, 2016	$2,364

The unaudited pro forma operating revenue for the three months ended September 30, 2016 and September 30, 2015 was $448.0 million and $474.1 million, respectively. The unaudited pro forma operating revenue for the nine months ended September 30, 2016 and September 30, 2015 was $1,337.0 million and $1,416.6 million, respectively. This pro forma information has been calculated as if the acquisition had taken place on January 1, 2015 and is not necessarily indicative of the net sales that actually would have been achieved. This information includes adjustments to conform with our accounting policies. The earnings of Southern Air were not material and, accordingly, pro forma and actual earnings information have not been presented.

As part of integrating Southern Air, management decided and committed to pursue a plan to sell Florida West. As a result, the financial results for Florida West are presented as a discontinued operation and the assets and liabilities of Florida West are classified as held for sale. The aggregate carrying value of Florida West’s assets held for sale, consisting primarily of goodwill, was $5.0 million at September 30, 2016, which was included in Prepaid expenses and other current assets. The sale of Florida West is expected to be completed during the fourth quarter of 2016.

5. Special Charge

The carrying value of five CF6-80 engines held for sale at December 31, 2015 was $7.7 million. During the first quarter of 2016, we classified five additional CF6-80 engines as held for sale, recognized an impairment loss of $6.5 million and ceased depreciation on the engines. Seven engines were traded in during the first three quarters of 2016. The remaining three engines had a carrying value of $4.6 million at September 30, 2016 and are expected to be sold during the fourth quarter of 2016.

6. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which will involve, among other things, CMI operation of 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan. The Dry Leases will have a term of ten years, while the CMI operations will be for seven years (with an option for Amazon to extend the term to a total of ten years). The first aircraft was placed in service during the third quarter of 2016 and the remainder are expected to be placed in service by the end of 2018.

In conjunction with these agreements, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share. A portion of the warrant, representing the right to purchase 3.75 million shares, vested immediately upon issuance of the warrant and the remainder of the warrant, representing the right to purchase 3.75 million shares, will vest in increments of 375,000 as the lease and operation of each of the 11th through 20th aircraft commences. The warrant will be exercisable in accordance with its terms through 2021.

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

At a special meeting on September 20, 2016, the Company’s shareholders, by a vote of approximately 99.9% of the votes cast, approved the issuance of warrants to acquire up to 30% of our outstanding common shares. This approval constituted a change in control, as defined under certain of the Company’s benefit plans. As a result, we recognized $26.2 million in expense, including accelerated compensation expense for restricted and performance share and cash awards, during the three and nine month periods ended September 30, 2016. The share-based portion of the compensation expense was $11.6 million. As of September 30, 2016, no warrants have been exercised.

The $92.9 million fair value of the vested portion of the warrant issued to Amazon as of May 4, 2016 was recorded as a warrant liability within Financial instruments and other liabilities (the “Amazon Warrant”). The initial fair value of the warrant was recognized as a customer incentive asset within Deferred costs and other assets, net and is being amortized as a reduction of revenue in proportion to the amount of revenue recognized over the terms of the Dry Leases and CMI agreements. During the three and nine month periods ended September 30, 2016, we amortized $0.2 million of the customer incentive asset. The balance of the customer incentive asset, net of amortization, was $92.7 million as of September 30, 2016.

The Amazon Warrant liability is marked-to-market at the end of each reporting period with changes in fair value recorded in Other non-operating expenses. We utilized a Monte Carlo simulation approach to estimate the fair value of the Amazon Warrant which requires inputs such as our common stock price, strike price, estimated stock price volatility and risk-free interest rate, among other assumptions. We recognized an unrealized loss of $1.5 million and a net unrealized gain of $25.0 million on the Amazon Warrant during the three and nine month periods ended September 30, 2016, respectively. The fair value of the Amazon Warrant liability was $67.9 million as of September 30, 2016.

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2016	December 31, 2015
Customer maintenance reserves	$78,310	$70,252
Maintenance	52,405	52,070
Salaries, wages and benefits	48,895	51,649
U.S. class action settlement	35,000	35,000
Aircraft fuel	18,398	12,983
Deferred revenue	14,467	12,702
Other	69,640	58,482

Accrued liabilities	$317,115	$293,138

8. Debt

Term Loans and Capital Leases

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

In September 2016, we entered into a capital lease, with an option and the intention to purchase, for a 767-300 passenger aircraft (tail number N661GT), which expires in February 2017. The present value of the future minimum lease payments at September 30, 2016 was $10.7 million.

Convertible Notes

In June 2015, we issued $224.5 million aggregate principal amount of convertible senior notes (the “Convertible Notes”) in an underwritten public offering. The Convertible Notes are senior unsecured obligations and accrue interest payable semiannually on June 1 and December 1 of each year at a fixed rate of 2.25%. The Convertible Notes will mature on June 1, 2022, unless earlier converted or repurchased pursuant to their terms. Proceeds from the issuance of the Convertible Notes were used to refinance higher-rate debt related to five 747-400 freighter aircraft that had an average cash coupon of 8.1%. As of September 30, 2016, the remaining life of the Convertible Notes is 6.0 years and consisted of the following:

Liability component:
Gross proceeds	$224,500
Less: debt discount, net of amortization	(44,600)
Less: debt issuance cost, net of amortization	(4,318)

Net carrying amount	$175,582

Equity component (1)	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of September 30, 2016.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Contractual interest coupon	$1,263	$1,263	$3,788	$1,656
Amortization of debt discount	1,618	1,517	4,777	1,984
Amortization of debt issuance costs	170	166	505	215

Total interest expense recognized	$3,051	$2,946	$9,070	$3,855

9. Income Taxes

Our effective income tax rates were an expense of 230.8% and a benefit of 49.3% for the three months ended September 30, 2016 and September 30, 2015, respectively. Our effective income tax rates were 60.3% and 14.1% for the nine months ended September 30, 2016 and September 30, 2015, respectively. The effective rate for the three and nine month period ended on September 30, 2016 differed from the U.S. federal statutory rate principally due to nondeductible expenses resulting from a change in control, as defined under certain of the Company’s benefit plans, related to the Amazon transaction (see Note 6). The effective rate for the nine month period ended on September 30, 2015 differed from the U.S. federal statutory rate due to nonrecurring tax benefits related to extraterritorial income (“ETI”) and the favorable resolution of an income tax examination. In addition, the effective rates for all periods differed from the U.S. federal statutory rate due to the income tax impact of foreign operations taxed at different rates, our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S., U.S. state income taxes, routine nondeductible expenses, adjustments to our liability for uncertain tax positions, and the relationship of these items to our projected operating results for the year. For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

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

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	September 30, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$100,671	$100,671	$100,671	$—	$—
Short-term investments	2,133	2,133	—	—	2,133
Restricted cash	14,897	14,897	14,897	—	—
Long-term investments and accrued interest	32,693	38,774	—	—	38,774

	$150,394	$156,475	$115,568	$—	$40,907

Liabilities
Term loans and capital leases	$1,039,665	$1,106,294	$—	$—	$1,106,294
Ex-Im Bank guaranteed notes	635,305	669,239	—	—	669,239
EETCs	22,093	24,904	—	—	24,904
Convertible Notes	175,582	218,439	218,439	—	—
Amazon Warrant	67,875	67,875	—	67,875	—

	$1,940,520	$2,086,751	$218,439	$67,875	$1,800,437

	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$425,950	$425,950	$425,950	$—	$—
Short-term investments	5,098	5,098	—	—	5,098
Restricted cash	12,981	12,981	12,981	—	—
Long-term investments and accrued interest	37,604	45,867	—	—	45,867

	$481,633	$489,896	$438,931	$—	$50,965

Liabilities
Term loans	$1,013,265	$1,049,785	$—	$—	$1,049,785
Ex-Im Bank guaranteed notes	689,720	715,890	—	—	715,890
EETCs	28,022	30,074	—	—	30,074
Convertible Notes	170,300	185,325	185,325	—	—

	$1,901,307	$1,981,074	$185,325	$—	$1,795,749

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments and accrued interest by contractual maturity as of:

	September 30, 2016			December 31, 2015
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value
Debt securities
Due after one but within five years	32,693	6,081	38,774	37,604	8,263	45,867

Total	$32,693	$6,081	$38,774	$37,604	$8,263	$45,867

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income (loss) from continuing operations before income taxes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating Revenue:
ACMI	$206,310	$197,020	$600,772	$575,322
Charter	212,040	225,068	616,794	680,642
Dry Leasing	25,907	23,915	79,165	83,235
Customer incentive asset amortization	(174)	—	(174)	—
Other	3,932	3,901	13,345	11,383

Total Operating Revenue	$448,015	$449,904	$1,309,902	$1,350,582

Direct Contribution:
ACMI	$51,607	$46,991	$121,837	$138,051
Charter	32,948	29,496	78,580	84,974
Dry Leasing	7,413	7,673	24,699	34,092

Total Direct Contribution for Reportable Segments	91,968	84,160	225,116	257,117

Add back (subtract):
Unallocated income and expenses, net	(80,876)	(48,161)	(186,923)	(142,466)
Loss on early extinguishment of debt	—	(66,729)	(132)	(66,729)
Unrealized loss (gain) on financial instruments	(1,462)	—	25,013	—
Gain on investments	—	13,439	—	13,439
Special charge	—	(7,674)	(6,631)	(7,605)
Transaction-related expenses	(3,905)	—	(21,486)	—
Loss (gain) on disposal of aircraft	11	(208)	11	(1,531)

Income (loss) from continuing operations before income taxes	5,736	(25,173)	34,968	52,225

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Add back (subtract):
Interest income	(1,316)	(2,040)	(4,325)	(10,953)
Interest expense	21,355	22,110	63,595	71,691
Capitalized interest	(1,059)	(556)	(2,106)	(759)
Loss on early extinguishment of debt	—	66,729	132	66,729
Unrealized loss (gain) on financial instruments	1,462	—	(25,013)	—
Gain on investments	—	(13,439)	—	(13,439)
Other expense (income), net	(180)	1,364	(372)	1,755

Operating Income	$25,998	$48,995	$66,879	$167,249

We are exposed to a concentration of revenue from the U.S. Military Air Mobility Command (the “AMC”) and Polar (see Note 3 for further discussion regarding Polar). No other customer accounted for more than 10.0% of our Total Operating Revenue. Revenue from the AMC was $116.2 million for the three months ended September 30, 2016 and $122.5 million for the three months ended September 30, 2015. Revenue from the AMC was $346.8 million for the nine months ended September 30, 2016 and $326.6 million for the nine months ended September 30, 2015. Accounts receivable from the AMC were $21.3 million and $26.3 million as of September 30, 2016 and December 31, 2015, respectively. We have not experienced any credit issues with either of these customers.

12. Labor and Legal Proceedings

Labor

Pilots of Atlas and Southern Air, and flight dispatchers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). We have a five-year collective bargaining agreement (“CBA”) with our Atlas pilots, which became amendable in September 2016 and a four-year CBA with the Southern Air pilots, which will become amendable in the fourth quarter of 2016. We also have a five-year CBA with our Atlas and Polar dispatchers, which becomes amendable in the fourth quarter of 2017.

After we completed the acquisition of Southern Air in April 2016, we informed the IBT of our intention to pursue a complete operational merger of Atlas and Southern Air. Pursuant to the merger provisions in both the Atlas and Southern Air CBAs, joint negotiations for a single CBA for Atlas and Southern Air can commence immediately. Once a seniority list is presented to us by the unions, it triggers an agreed-upon time frame to negotiate a new joint CBA with any unresolved issues submitted to binding arbitration. After the process began, an application was filed with the National Mediation Board (“NMB”) by the Atlas pilots to facilitate the negotiation process. We have opposed the mediation application as it is not in accordance with the merger provisions in the parties’ existing CBAs, which have a defined and streamlined process for negotiating a joint CBA when a merger occurs, as in the case with the Atlas and Southern Air merger. We are currently awaiting the NMB’s decision and are in ongoing discussions with the union on how the merger process will proceed.

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

On January 7, 2016, the Company, Old Polar, and Polar entered into a settlement agreement to settle all claims by participating class members against the Company, Old Polar and Polar. The Company, Polar, and Old Polar deny any wrongdoing, and there is no admission of any wrongdoing in the settlement agreement. Pursuant to the settlement agreement, the Company, Old Polar and Polar have agreed to make installment payments over three years to settle the plaintiffs’ claims, with payments of $35.0 million paid on January 15, 2016, $35.0 million due on or before January 15,

2017, and $30.0 million due on or before January 15, 2018. The U.S. District Court for the Eastern District of New York issued an order granting preliminary approval of the settlement on January 12, 2016. On October 6, 2016, the final judgment was issued and the settlement was approved.

In the United Kingdom, several groups of named claimants have brought suit against British Airways in connection with the same alleged pricing practices at issue in the proceedings described above and are seeking damages allegedly arising from that conduct. British Airways has filed claims in the lawsuit against Old Polar and a number of air cargo carriers for contribution should British Airways be found liable to claimants. Old Polar’s formal statement of defense was filed on March 2, 2015. On October 14, 2015, the U.K. Court of Appeal released decisions favorable to the defendant and contributory defendants on two matters under appeal. Permission has been sought to appeal the U.K. Court of Appeal’s decisions to the U.K. Supreme Court. In December 2015, certain claimants settled with British Airways removing a significant portion of the claim against British Airways and therefore reducing the potential contribution required by the other airlines, including Old Polar. On December 16, 2015, the European General Court released decisions annulling decisions that the European Commission made against the majority of the air cargo carriers. The European Commission has not appealed the General Court decision, but may still reopen its investigation or reissue a revised decision, either of which would have a significant impact on the proceedings in the U.K. court. Future procedures, including the pretrial disclosure process, are continuing. We are unable to reasonably predict the outcome of the litigation.

In the Netherlands, Stichting Cartel Compensation, successor in interest to claims of various shippers, has filed suit in the district court in Amsterdam against British Airways, KLM, Martinair, Air France, Lufthansa and Singapore Airlines seeking recovery for damages purportedly arising from the same pricing practices at issue in the proceedings described above. In response, British Airways, KLM, Martinair, Air France and Lufthansa filed third-party indemnification lawsuits against Old Polar and Polar seeking indemnification in the event the defendants are found to be liable in the main proceedings. Old Polar and Polar entered their initial court appearances on September 30, 2015. Various procedural issues are undergoing court review. Like the U.K. proceedings, the Netherlands proceedings are likely to be affected by the European Commission’s response to the European General Court decisions of December 16, 2015. We are unable to reasonably predict the outcome of the litigation.

If the Company, Old Polar or Polar were to incur an unfavorable outcome in connection with the U.K. or Netherlands proceedings, such outcome may have a material adverse impact on our business, financial condition, results of operations or cash flows. We are unable to reasonably estimate a range of possible loss for such matters at this time.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $9.3 million in aggregate based on September 30, 2016 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. As required to defend such claims, we have made deposits pending resolution of these matters. The balances were $4.9 million as of September 30, 2016 and $3.8 million as of December 31, 2015, and are included in Deposits and other assets.

We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Accruals

As of September 30, 2016, the Company had a remaining accrual of $65.0 million related to the U.S. class action settlement. During the nine months ended September 30, 2016, the Company recorded a net accrual of $6.5 million within Other operating expense in the consolidated statement of operations related to pending litigation outside of the U.S.

Other

We have certain other contingencies incident to the ordinary course of business. Management believes that the ultimate disposition of such other contingencies is not expected to materially affect our financial condition, results of operations or cash flows.

13. Earnings Per Share

Basic earnings per share (“EPS”) represent income (loss) divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represent income (loss) divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method. Anti-dilutive shares related to warrants and stock options that were out of the money and excluded for the three and nine months ended September 30, 2016 and 2015 were 3.0 million. Anti-dilutive shares related to restricted share units and warrants that were excluded from the calculation of diluted EPS for the three months ended September 30, 2016 were 0.4 million.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Income (loss) from continuing operations, net of taxes	$(7,501)	$(12,754)	$13,889	$44,868
Less: Unrealized gain on financial instruments, net of tax	—	—	(26,109)	—

Diluted income (loss) from continuing operations, net of tax	$(7,501)	$(12,754)	$(12,220)	$44,868

Denominator:
Basic EPS weighted average shares outstanding	24,840	24,798	24,788	24,771
Effect of dilutive warrant	—	—	141	—
Effect of dilutive stock options and restricted stock	—	—	187	176

Diluted EPS weighted average shares outstanding	24,840	24,798	25,116	24,947

Earnings (loss) per share from continuing operations:
Basic	$(0.30)	$(0.51)	$0.56	$1.81

Diluted	$(0.30)	$(0.51)	$(0.49)	$1.80

Earnings (loss) per share from discontinued operations:
Basic	$(0.02)	$—	$(0.03)	$—

Diluted	$(0.02)	$—	$(0.03)	$—

Earnings (loss) per share:
Basic	$(0.32)	$(0.51)	$0.53	$1.81

Diluted	$(0.32)	$(0.51)	$(0.52)	$1.80

The calculation of EPS does not include restricted share units and warrants in which performance or market conditions were not satisfied of 7.5 million for the three and nine months ended September 30, 2016, respectively, and 0.3 million for the three and nine months ended September 30, 2015.

14. Commitments

As of September 30, 2016, our estimated payments remaining for flight equipment purchase commitments range between $160.0 to $180.0 million, of which $30.0 to $40.0 million are expected to be made during the remainder of 2016.

15. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2014	$(9,924)	$352	$(9,572)
Reclassification to interest expense	1,924	—	1,924
Translation adjustment	—	(343)	(343)
Tax effect	(735)	—	(735)

Balance as of September 30, 2015	$(8,735)	$9	$(8,726)

	Interest Rate Derivatives	Foreign Currency Translation	Total
Balance as of December 31, 2015	$(6,072)	$9	$(6,063)
Reclassification to interest expense	1,334	—	1,334
Tax effect	(517)	—	(517)

Balance as of September 30, 2016	$(5,255)	$9	$(5,246)

Interest Rate Derivatives

As of September 30, 2016, there was $8.6 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014. The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt. Net realized losses reclassified into earnings were $0.4 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively. Net realized losses reclassified into earnings were $1.3 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively. Net realized losses expected to be reclassified into earnings within the next 12 months are $1.7 million as of September 30, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Financial Statements appearing in this report and our audited consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K.

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

Business Overview

We are a leading global provider of outsourced aircraft and aviation operating services. We operate the world’s largest fleet of 747 freighters and, with our recent acquisition of Southern Air, provide customers the broadest array of 747, 777, 767, 757 and 737 aircraft for domestic, regional and international applications. We also own and dry lease a portfolio of aircraft, including six 777 freighters. We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale. Our customers include express delivery providers, e-commerce retailers, airlines, freight forwarders, the U.S. military and charter brokers. We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

Our primary service offerings include the following:

•	ACMI, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and Yield risk. In addition, customers are responsible for landing, navigation and most other operational fees and costs;

•	CMI, which is part of our ACMI business segment, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of crew, maintenance and insurance, but not the aircraft. Customers assume fuel, demand and Yield risk. In addition, customers are responsible for landing, navigation and most other operational fees and costs;

•	Charter, whereby we provide cargo and passenger aircraft charter services to customers, including the AMC, brokers, freight forwarders, direct shippers, airlines, sports teams and fans, and private charter customers. The customer pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs; and

•	Dry Leasing, whereby we provide cargo and passenger aircraft and engine leasing solutions. The customer operates, and is responsible for insuring and maintaining, the flight equipment.

We look to achieve our growth plans and enhance shareholder value by:

•	Delivering superior service quality to our valued customers;

•	Focusing on securing attractive long-term customer contracts;

•	Aggressively managing our fleet with a focus on leading-edge aircraft;

•	Driving significant and ongoing productivity improvements;

•	Selectively pursuing and evaluating future acquisitions and alliances; while

•	Appropriately managing capital allocation.

See “Business Overview” and “Business Strategy” in our 2015 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first three quarters of 2016, compared with 2015, were impacted by the following events:

•	In March 2015, we began ACMI flying one additional 747-8F aircraft for DHL following its transition from Panalpina Air & Ocean Ltd. The aircraft initially replaced a 747-400F aircraft.

•	In January, February and March of 2015, we began CMI flying three additional 767-200 freighters owned by DHL in its North American network. A fourth 767-200 freighter began CMI flying in April 2015.

•	In July 2015, we began ACMI flying one additional 747-400F aircraft for DHL, increasing the number of 747 freighter aircraft in ACMI service for DHL to thirteen.

•	In December 2015 and February 2016, we began CMI flying for DHL two 767-300 freighter aircraft, Dry Leased from Titan, in DHL’s North American network, increasing the number of freighter aircraft in CMI service for DHL to twelve.

•	In April 2016, we acquired Southern Air, which currently operates five 777-200LRF and five 737-400F aircraft under CMI agreements for DHL.

•	In August 2016, we began CMI flying for Amazon the first of 20 Boeing 767-300 freighter aircraft Dry Leased from Titan. The remaining aircraft are expected to be placed in service by the end of 2018.

Charter results for the first three quarters of 2016 were impacted, compared with 2015, by a decline in Yield due to the U.S. West Coast port disruption in 2015. This impact was partially offset by an increase in Block Hours during 2016, reflecting increased cargo and passenger demand from the AMC.

In December 2015 and February 2016, we began Dry Leasing two 767-300 converted freighter aircraft to DHL on a long-term basis. In March 2016, we also Dry Leased a 737-800 passenger aircraft on a long-term basis to a customer following its scheduled return. In August 2016, we began Dry Leasing one 767-300 converted freighter aircraft to Amazon on a long-term basis.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended September 30, 2016 and 2015

Operating Statistics

The table below sets forth selected Operating Statistics for the three months ended September 30:

	2016	2015	Increase / (Decrease)	Percent Change
Block Hours
ACMI	39,448	32,072	7,376	23.0%
Charter:
Cargo	9,797	8,564	1,233	14.4%
Passenger	4,474	3,767	707	18.8%
Other	456	506	(50)	(9.9)%

Total Block Hours	54,175	44,909	9,266	20.6%

Revenue per Block Hour
ACMI	$5,230	$6,143	$(913)	(14.9)%
Charter:	$14,858	$18,252	$(3,394)	(18.6)%
Cargo	$13,926	$17,762	$(3,836)	(21.6)%
Passenger	$16,899	$19,366	$(2,467)	(12.7)%

Charter Fuel
Average fuel cost per gallon	$1.61	$2.38	$(0.77)	(32.4)%
Fuel gallons consumed (000s)	40,718	36,649	4,069	11.1%

Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	7.9	9.0	(1.1)
747-400 Cargo	12.9	12.8	0.1
747-400 Dreamlifter	2.8	2.9	(0.1)
777-200 Cargo	5.0	—	5.0
767-300 Cargo	4.6	2.0	2.6
767-200 Cargo	9.0	9.0	—
737-400 Cargo	5.0	—	5.0
747-400 Passenger	1.0	1.5	(0.5)
767-200 Passenger	1.0	1.0	—

Total	49.2	38.2	11.0

Charter
747-8F Cargo	2.1	—	2.1
747-400 Cargo	9.8	9.8	—
747-400 Passenger	2.0	1.4	0.6
767-300 Passenger	4.0	2.9	1.1

Total	17.9	14.1	3.8

Dry Leasing
777-200 Cargo	6.0	6.0	—
767-300 Cargo	2.6	—	2.6
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	1.0	1.0	—

Total	11.6	9.0	2.6
Less: Aircraft Dry Leased to CMI customers	(2.6)	—	(2.6)

Total Operating Aircraft	76.1	61.3	14.8

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Operating Revenue

The following table compares our Operating Revenue for the three months ended September 30 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$206,310	$197,020	$9,290	4.7%
Charter	212,040	225,068	(13,028)	(5.8)%
Dry Leasing	25,907	23,915	1,992	8.3%
Customer incentive asset amortization	(174)	—	(174)	NM
Other	3,932	3,901	31	0.8%

Total Operating Revenue	$448,015	$449,904	$(1,889)	(0.4)%

ACMI revenue increased $9.3 million, or 4.7%, primarily due to increased flying, partially offset by reduced Revenue per Block Hour. ACMI Block Hours were 39,448 in the third quarter of 2016 compared with 32,072 in 2015, an increase of 7,376 Block Hours, or 23.0%. The increase in Block Hours reflects the impact from the Southern Acquisition and increased 767 CMI flying, partially offset by the temporary redeployment of 747-8F aircraft to the Charter segment. ACMI Revenue per Block Hour was $5,230 for the third quarter of 2016, compared with $6,143 in 2015, a decrease of $913 per Block Hour, or 14.9%. The decrease in Revenue per Block Hour reflects the 777-200 and 737-400 CMI flying from the Southern Acquisition, increased 767 CMI flying and the temporary redeployment of 747-8F aircraft to Charter.

Charter revenue decreased $13.0 million, or 5.8%, primarily due to a decrease in Revenue per Block Hour, partially offset by an increase in Block Hours. Charter Revenue per Block Hour was $14,858 for the third quarter of 2016 compared with $18,252 in 2015, a decrease of $3,394 per Block Hour, or 18.6%. This decrease was primarily driven by a reduction in fuel prices in 2016 and a decline in market rates, partially offset by the impact from the temporary redeployment of 747-8F aircraft from ACMI. Charter Block Hours were 14,271 in the third quarter of 2016 compared with 12,331 in 2015, an increase of 1,940 Block Hours, or 15.7%. The increase in Charter Block Hours was primarily driven by increased cargo and passenger demand from the AMC.

Dry Leasing revenue increased $2.0 million, or 8.3%, primarily due to the placement of two 767-300 converted freighter aircraft with DHL in December 2015 and February 2016, and one 767-300 converted freighter aircraft with Amazon in August 2016.

Operating Expenses

The following table compares our Operating Expenses for the three months ended September 30 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Operating Expenses
Salaries, wages and benefits	$125,978	$86,434	$39,544	45.8%
Aircraft fuel	65,409	87,330	(21,921)	(25.1)%
Maintenance, materials and repairs	49,761	41,899	7,862	18.8%
Depreciation and amortization	37,509	32,787	4,722	14.4%
Aircraft rent	35,730	36,811	(1,081)	(2.9)%
Travel	31,958	27,555	4,403	16.0%
Passenger and ground handling services	21,673	20,504	1,169	5.7%
Navigation fees, landing fees and other rent	15,640	25,413	(9,773)	(38.5)%
Loss (gain) on disposal of aircraft	(11)	208	(219)	NM
Special charge	—	7,674	(7,674)	NM
Transaction-related expenses	3,905	—	3,905	NM
Other	34,465	34,294	171	0.5%

Total Operating Expenses	$422,017	$400,909

NM represents year-over-year changes that are not meaningful.

Salaries, wages and benefits increased $39.5 million, or 45.8%, primarily driven by $26.2 million of expense for a change in control, as defined under certain benefit plans, related to the Amazon transaction (see Note 6), the impact of the Southern Acquisition and increased crewmember costs related to Amazon and other fleet growth initiatives.

Aircraft fuel decreased $21.9 million, or 25.1%, primarily due to fuel price decreases, partially offset by increased fuel consumption. The average fuel price per gallon for the Charter business was $1.61 for the third quarter of 2016, compared with $2.38 in 2015, a decrease of 32.4%. Fuel consumption increased 4.1 million gallons, or 11.1%, reflecting the increase in Charter Block Hours operated. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Maintenance, materials and repairs increased $7.9 million, or 18.8%, primarily reflecting increases of $3.6 million for 747-400 aircraft and $2.4 million for 777-200 aircraft. Heavy Maintenance on 747-400 aircraft increased $4.4 million primarily due to an increase in the number of D Checks. Heavy Maintenance expense on 747-8F aircraft decreased $1.6 million primarily due to a decrease in unscheduled engine repairs. Line Maintenance increased by $1.8 million on 747-8F aircraft due to increased flying and additional repairs performed and $1.5 million on 777-200 aircraft related to the Southern Acquisition. Non-heavy Maintenance on 747-400 aircraft decreased $1.0 million as a result of lower costs per event. Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended September 30 were:

Heavy Maintenance Events	2016	2015	Increase / (Decrease)
747-8F C Checks	2	3	(1)
747-400 C Checks	2	2	—
747-400 D Checks	1	—	1

Depreciation and amortization increased $4.7 million, or 14.4%, primarily due to additional aircraft operating in 2016.

Travel increased $4.4 million, or 16.0%, primarily due to increased flying due to the Southern Acquisition.

Navigation fees, landing fees and other rent decreased $9.8 million, or 38.5%, primarily due to a reduction in purchased capacity from the subcontracting of certain Charter flights.

Special charge in 2015 resulted from the early termination of high-rate operating leases for two engines.

Transaction-related expenses in 2016 relate to the Southern Acquisition and Amazon transaction, which primarily include: certain compensation costs, including employee termination benefits; professional fees; and integration costs (see Notes 4 and 6).

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended September 30 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(1,316)	$(2,040)	$(724)	(35.5)%
Interest expense	21,355	22,110	(755)	(3.4)%
Capitalized interest	(1,059)	(556)	503	NM
Loss on early extinguishment of debt	—	66,729	(66,729)	NM
Unrealized loss (gain) on financial instruments	1,462	—	1,462	NM
Gain on investments	—	(13,439)	(13,439)	NM
Other expense (income), net	(180)	1,364	(1,544)	NM

Interest income decreased $0.7 million, or 35.5%, primarily due to a decrease in our investments in PTCs.

Interest expense decreased $0.8 million, or 3.4%, primarily due to a decrease in interest rates resulting from the refinancing of higher-rate EETCs with lower-rate Convertible Notes in 2015 and a reduction in our average debt balances, reflecting payments of debt.

Loss on early extinguishment of debt was related to the refinancing of five EETCs with lower-rate Convertible Notes during the third quarter of 2015.

Unrealized loss (gain) on financial instruments represents the change in fair value of the Amazon Warrant during the third quarter of 2016.

Gain on investments was related to the early redemption of certain PTC investments resulting from the refinancing of five EETCs with lower-rate Convertible Notes during the third quarter of 2015.

Income taxes. Our effective income tax rates were an expense of 230.8% and a benefit of 49.3% for the three months ended September 30, 2016 and September 30, 2015, respectively. The effective income tax rate for the three months ended September 30, 2016 differed from the U.S. federal statutory rate primarily due to nondeductible expenses resulting from a change in control, as defined under certain of the Company’s benefit plans, related to the Amazon transaction. The effective income tax rate for the three months ended September 30, 2015 differed from the U.S. federal statutory rate primarily due to an income tax benefit related to the favorable resolution of an income tax examination. The effective income tax rates for both periods were impacted by our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution of our reportable segments (see Note 11 for the reconciliation to Operating Income) for the three months ended September 30 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$51,607	$46,991	$4,616	9.8%
Charter	32,948	29,496	3,452	11.7%
Dry Leasing	7,413	7,673	(260)	(3.4)%

Total Direct Contribution	$91,968	$84,160	$7,808	9.3%

Unallocated income and expenses, net	$80,876	$48,161	$32,715	67.9%

ACMI Segment

ACMI Direct Contribution increased $4.6 million, or 9.8%, primarily due to the impact from the Southern Acquisition, partially offset by the temporary redeployment of 747-8F aircraft to the Charter segment and higher Heavy Maintenance expense.

Charter Segment

Charter Direct Contribution increased $3.5 million, or 11.7%, primarily due to the temporary redeployment of 747-8F aircraft from the ACMI segment and increased cargo and passenger demand from the AMC, partially offset by a decline in market rates and higher Heavy Maintenance expense.

Dry Leasing Segment

Dry Leasing Direct Contribution was relatively unchanged.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $32.7 million, or 67.9%, primarily driven by $26.2 million of expense for a change in control, as defined under certain benefit plans, related to the Amazon transaction (see Note 6) and the impact of the Southern Acquisition.

Nine Months Ended September 30, 2016 and 2015

Operating Statistics

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

The table below sets forth selected Operating Statistics for the nine months ended September 30:

	2016	2015	Increase / (Decrease)	Percent Change
Block Hours
ACMI	108,839	92,490	16,349	17.7%
Charter:
Cargo	26,698	26,047	651	2.5%
Passenger	12,753	11,247	1,506	13.4%
Other	1,349	1,140	209	18.3%

Total Block Hours	149,639	130,924	18,715	14.3%

Revenue per Block Hour
ACMI	$5,520	$6,220	$(700)	(11.3)%
Charter:	$15,634	$18,251	$(2,617)	(14.3)%
Cargo	$14,878	$17,736	$(2,858)	(16.1)%
Passenger	$17,218	$19,443	$(2,225)	(11.4)%
Charter Fuel
Average fuel cost per gallon	$1.69	$2.40	$(0.71)	(29.6)%
Fuel gallons consumed (000s)	112,248	109,344	2,904	2.7%

Segment Operating Fleet (average aircraft equivalents during the period)
ACMI*
747-8F Cargo	8.2	8.9	(0.7)
747-400 Cargo	13.0	12.1	0.9
747-400 Dreamlifter	2.9	3.0	(0.1)
777-200 Cargo	3.2	—	3.2
767-300 Cargo	4.0	2.0	2.0
767-200 Cargo	9.0	8.1	0.9
737-400 Cargo	3.2	—	3.2
747-400 Passenger	1.0	1.2	(0.2)
767-200 Passenger	1.0	1.0	—

Total	45.5	36.3	9.2

Charter
747-8F Cargo	1.8	0.1	1.7
747-400 Cargo	9.7	9.8	(0.1)
747-400 Passenger	2.0	1.8	0.2
767-300 Passenger	3.4	2.9	0.5

Total	16.9	14.6	2.3

Dry Leasing
777-200 Cargo	6.0	6.0	—
767-300 Cargo	2.0	—	2.0
757-200 Cargo	1.0	1.0	—
737-300 Cargo	1.0	1.0	—
737-800 Passenger	1.0	1.2	(0.2)

Total	11.0	9.2	1.8
Less: Aircraft Dry Leased to CMI customers	(2.0)	—	(2.0)

Total Operating Aircraft	71.4	60.1	11.3

Out-of-service	—	0.6	(0.6)

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Operating Revenue

The following table compares our Operating Revenue for the nine months ended September 30 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Operating Revenue
ACMI	$600,772	$575,322	$25,450	4.4%
Charter	616,794	680,642	(63,848)	(9.4)%
Dry Leasing	79,165	83,235	(4,070)	(4.9)%
Customer incentive asset amortization	(174)	—	(174)	NM
Other	13,345	11,383	1,962	17.2%

Total Operating Revenue	$1,309,902	$1,350,582	$(40,680)	(3.0)%

ACMI revenue increased $25.5 million, or 4.4%, primarily due to increased flying, partially offset by reduced Revenue per Block Hour. ACMI Block Hours were 108,839 for the first three quarters of 2016, compared with 92,490 in 2015, an increase of 16,349 Block Hours, or 17.7%. The increase in Block Hours reflects the impact from the Southern Acquisition and increased 767 CMI flying, partially offset by the temporary redeployment of 747-8F aircraft to the Charter segment. ACMI Revenue per Block Hour was $5,520 for the first three quarters of 2016, compared with $6,220 in 2015, a decrease of $700 per Block Hour, or 11.3%. The decrease in Revenue per Block Hour primarily reflects the 777-200 and 737-400 CMI flying from the Southern Acquisition, increased 767 CMI flying and the temporary redeployment of 747-8F aircraft to Charter in the first three quarters of 2016.

Charter revenue decreased $63.8 million, or 9.4%, primarily due to a decrease in Revenue per Block Hour, partially offset by an increase in Block Hours. Charter Revenue per Block Hour was $15,634 for the first three quarters of 2016 compared with $18,251 in 2015, a decrease of $2,617 per Block Hour, or 14.3%. This decrease was primarily driven by a reduction in fuel prices in 2016 and the impact of higher rates resulting from the U.S. West Coast port disruption in 2015, partially offset by the temporary redeployment of 747-8F aircraft from the ACMI segment. Charter Block Hours were 39,451 for the first three quarters of 2016 compared with 37,294 in 2015, an increase of 2,157 Block Hours, or 5.8%. The increase in Charter Block Hours was primarily driven by an increase in cargo and passenger demand from the AMC, partially offset by a reduction in commercial cargo demand.

Dry Leasing revenue decreased $4.1 million, or 4.9%, primarily due to lower revenue from maintenance payments to us in 2016 related to the scheduled return of aircraft. Revenue from maintenance payments is based on the maintenance condition of the aircraft at the end of the lease. Partially offsetting this decrease was revenue from the placement of two 767-300 converted freighter aircraft with DHL in December 2015 and February 2016, and one 767-300 converted freighter aircraft with Amazon in August 2016.

Operating Expenses

The following table compares our Operating Expenses for the nine months ended September 30 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Operating Expenses
Salaries, wages and benefits	$321,365	$262,069	$59,296	22.6%
Aircraft fuel	189,982	262,156	(72,174)	(27.5)%
Maintenance, materials and repairs	162,220	142,169	20,051	14.1%
Depreciation and amortization	109,722	96,753	12,969	13.4%
Aircraft rent	109,490	107,883	1,607	1.5%
Travel	94,291	72,198	22,093	30.6%
Passenger and ground handling services	64,571	61,820	2,751	4.5%
Navigation fees, landing fees and other rent	56,391	71,582	(15,191)	(21.2)%
Loss (gain) on disposal of aircraft	(11)	1,531	(1,542)	NM
Special charge	6,631	7,605	(974)	(12.8)%
Transaction-related expenses	21,486	—	21,486	NM
Other	106,885	97,567	9,318	9.6%

Total Operating Expenses	$1,243,023	$1,183,333

Salaries, wages and benefits increased $59.3 million, or 22.6%, primarily driven by $26.2 million of expense for a change in control, as defined under certain benefit plans, related to the Amazon transaction (see Note 6), the impact of the Southern Acquisition and increased crewmember costs related to Amazon and other fleet growth initiatives.

Aircraft fuel decreased $72.2 million, or 27.5%, primarily due to fuel price decreases, partially offset by increased fuel consumption. The average fuel price per gallon for the Charter business was $1.69 for the first three quarters of 2016, compared with $2.40 in 2015, a decrease of 29.6%. Fuel consumption increased by 2.9 million gallons, or 2.7%, primarily reflecting the increase in Charter Block Hours operated. We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.

Maintenance, materials and repairs increased by $20.1 million, or 14.1%, primarily reflecting increases of $6.4 million for 747-8F aircraft, $4.8 million for 767 aircraft and $4.7 million for 777-200 aircraft. Heavy Maintenance expense on 747-400 aircraft increased $4.9 million primarily due to an increase in the number of C and D Checks, partially offset by a decrease in the number of engine overhauls. Heavy Maintenance expense on 767 aircraft increased $1.4 million primarily due to an increase in the number of C Checks. Line Maintenance increased by $6.1 million on 747-8F aircraft, $3.2 million on 767 aircraft and $2.2 million on 747-400 aircraft due to increased flying and additional repairs performed. Line maintenance also increased $3.0 million on 777-200 aircraft related to the Southern Acquisition. Non-heavy Maintenance on 747-400 aircraft decreased $4.2 million as a result of lower costs per event. Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and reports for the first three quarters of 2016 and 2015 were:

Heavy Maintenance Events	2016	2015	Increase / (Decrease)
747-8F C Checks	4	4	—
747-400 C Checks	9	5	4
747-400 D Checks	4	3	1
767 C Checks	1	—	1
CF6-80 engine overhauls	3	5	(2)

Depreciation and amortization increased $13.0 million, or 13.4%, primarily due to additional aircraft operating in 2016.

Aircraft rent increased $1.6 million, or 1.5%, primarily due to an increase in short-term engine leases.

Travel increased $22.1 million, or 30.6%, primarily due to higher rates related to crewmember travel and increased flying due to the Southern Acquisition.

Passenger and ground handling services increased $2.8 million, or 4.5%, primarily due to increased flying.

Navigation fees, landing fees and other rent decreased $15.2 million, or 21.2%, primarily due to a reduction in purchased capacity from the subcontracting of certain Charter flights.

Special charge in 2016 primarily represents a $6.5 million loss on engines held for sale (see Note 5). We may sell additional flight equipment, which could result in additional charges in future periods. Special charge in 2015 resulted from the early termination of high-rate operating leases for two engines.

Transaction-related expenses in 2016 relate to the Southern Acquisition and Amazon transaction, which primarily include: certain compensation costs, including employee termination benefits; professional fees; and integration costs (see Notes 4 and 6).

Other increased $9.3 million, or 9.6%, primarily due to an accrual for legal matters (see Note 12), the Southern Acquisition and increased flight simulator expense driven by increased crew training.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the nine months ended September 30 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Non-operating Expenses (Income)
Interest income	$(4,325)	$(10,953)	$(6,628)	(60.5)%
Interest expense	63,595	71,691	(8,096)	(11.3)%
Capitalized interest	(2,106)	(759)	1,347	NM
Loss on early extinguishment of debt	132	66,729	(66,597)	NM
Unrealized loss (gain) on financial instruments	(25,013)	—	25,013	NM
Gain on investments	—	(13,439)	(13,439)	NM
Other expense (income), net	(372)	1,755	(2,127)	NM

Interest income decreased $6.6 million, or 60.5%, primarily due to a decrease in PTCs.

Interest expense decreased $8.1 million, or 11.3%, primarily due to a decrease in interest rates resulting from the refinancing of higher-rate EETCs with lower-rate Convertible Notes in 2015 and a reduction in our average debt balances, reflecting payments of debt.

Loss on early extinguishment of debt was related to the refinancing of five EETCs with lower-rate Convertible Notes during the third quarter of 2015.

Unrealized loss (gain) on financial instruments represents the change in fair value of the Amazon Warrant during 2016.

Gain on investments was related to the early redemption of certain PTC investments resulting from the refinancing of five EETCs with lower-rate Convertible Notes during the third quarter of 2015.

Income taxes. Our effective income tax rates were 60.3% and 14.1% for the nine months ended September 30, 2016 and September 30, 2015, respectively. The effective income tax rate for the nine months ended September 30, 2016 differed from the U.S. federal statutory rate primarily due to nondeductible expenses resulting from a change in control, as defined under certain of the Company’s benefit plans, related to the Amazon transaction. The effective income tax rate for the nine months ended September 30, 2015 differed from the U.S. federal statutory rate primarily due to income tax benefits related to ETI and to the favorable resolution of an income tax examination. The effective income tax rates for both periods were impacted by our assertion to indefinitely reinvest the net earnings of certain foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 11 to our Financial Statements for the reconciliation to Operating Income) for the nine months ended September 30 (in thousands):

	2016	2015	Increase / (Decrease)	Percent Change
Direct Contribution:
ACMI	$121,837	$138,051	$(16,214)	(11.7)%
Charter	78,580	84,974	(6,394)	(7.5)%
Dry Leasing	24,699	34,092	(9,393)	(27.6)%

Total Direct Contribution	$225,116	$257,117	$(32,001)	(12.4)%

Unallocated income and expenses, net	$186,923	$142,466	$44,457	31.2%

ACMI Segment

ACMI Direct Contribution decreased $16.2 million, or 11.7%, primarily due to increases in crew costs related to Amazon and other fleet growth initiatives, the temporary redeployment of 747-8F aircraft to the Charter segment, payments received in 2015 related to a customer’s return of aircraft and higher Heavy Maintenance expense. Partially offsetting these items was additional contribution resulting from the Southern Acquisition.

Charter Segment

Charter Direct Contribution decreased $6.4 million or 7.5%, primarily due to the impact of the U.S. West Coast port disruption in 2015 and increases in crew costs related to fleet growth initiatives and higher Heavy Maintenance expense. Partially offsetting these decreases was the temporary redeployment of 747-8F aircraft from the ACMI segment and an increase in passenger and cargo demand from the AMC.

Dry Leasing Segment

Dry Leasing Direct Contribution decreased $9.4 million, or 27.6%, primarily due to lower revenue from maintenance payments to us in 2016 related to the scheduled return of aircraft. Partially offsetting this decrease was revenue related to the placement of two 767-300 converted freighter aircraft with DHL in December 2015 and February 2016, and one 767-300 converted freighter aircraft with Amazon in August 2016.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $44.5 million, or 31.2%, primarily driven by $26.2 million of expense for a change in control, as defined under certain benefit plans, related to the Amazon transaction (see Note 6), the impact of the Southern Acquisition, an accrual for legal matters and increases in noncash expenses related to our Convertible Notes.

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

The following is a reconciliation of Income (loss) from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Three Months Ended
	September 30, 2016	September 30, 2015	Percent Change
Income (loss) from continuing operations, net of taxes	$(7,501)	$(12,754)	(41.2%)
Impact from:
Noncash expenses and income, net (a)	2,081	1,835
Unrealized loss (gain) on financial instruments (b)	1,462	—
Charges associated with benefit plan change in control (c)	26,169	—
Loss (gain) on disposal of aircraft	(11)	208
Gain on investment	—	(13,439)
Special charge	—	7,674
Transaction-related expenses	3,905	—
Accrual for legal matters and professional fees	(210)	1,539
Charges associated with refinancing debt	—	66,729
Income tax effect of reconciling items (e)	1,531	(21,100)

Adjusted income from continuing operations, net of taxes	$27,426	$30,692	(10.6%)

	For the Three Months Ended
	September 30, 2016	September 30, 2015	Percent Change
Diluted EPS from continuing operations	$(0.30)	$(0.51)	(41.2%)
Impact from:
Noncash expenses and income, net (a)	0.08	0.07
Unrealized loss (gain) on financial instruments (b)	0.06	—
Charges associated with benefit plan change in control (c)	1.04	—
Loss (gain) on disposal of aircraft	—	0.01
Gain on investment	—	(0.54)
Special charge	—	0.31
Transaction-related expenses	0.15	—
Accrual for legal matters and professional fees	(0.01)	0.06
Charges associated with refinancing debt	—	2.67
Income tax effect of reconciling items (e)	0.06	(0.85)

Adjusted Diluted EPS from continuing operations	$1.09 *	$1.23 *	(11.4%)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015	Percent Change
Income (loss) from continuing operations, net of taxes	$13,889	$44,868	(69.0%)
Impact from:
Noncash expenses and income, net (a)	5,807	2,662
Unrealized loss (gain) on financial instruments (b)	(25,013)	—
Charges associated with benefit plan change in control (c)	26,169	—
Loss (gain) on disposal of aircraft	(11)	1,531
Gain on investment	—	(13,439)
Special charge	6,631	7,605
Transaction-related expenses	21,486	—
Accrual for legal matters and professional fees	6,777	1,539
Charges associated with refinancing debt	132	66,729
Income tax effect of reconciling items (e)	(535)	(21,617)
ETI tax benefit	—	(4,008)

Adjusted income from continuing operations, net of taxes	$55,332	$85,870	(35.6%)

Diluted EPS from continuing operations (d)	$(0.49)	$1.80	(127.2%)
Impact from:
Noncash expenses and income, net (a)	0.23	0.11
Charges associated with benefit plan change in control (c)	1.04	—
Loss (gain) on disposal of aircraft	—	0.06
Gain on investment	—	(0.54)
Special charge	0.26	.30
Transaction-related expenses	0.86	—
Accrual for legal matters and professional fees	0.27	.06
Charges associated with refinancing debt	0.01	2.67
Income tax effect of reconciling items (e)	0.02	(0.87)
ETI tax benefit	—	(0.16)

Adjusted Diluted EPS from continuing operations	$2.20	$3.44 *	(36.0%)

*	Items do not sum due to rounding.
(a)	Noncash expenses and income, net in 2016 primarily related to amortization of debt discount on the Convertible Notes (see Note 8) and amortization of customer incentive related to the Amazon Warrant (see Note 6). Noncash expenses and income, net in 2015 primarily related to amortization and accretion of debt, lease and investment discounts.
(b)	Unrealized gain (loss) on financial instruments related to the Amazon Warrant (see Note 6).
(c)	Costs resulting from a change in control under certain benefit plans related to the Amazon transaction (see Note 6).
(d)	Unrealized gain (loss) on financial instruments is excluded from the calculation of Diluted EPS from continuing operations as the calculation assumes exercise of the Amazon Warrant occurred upon its issuance (see Note 13).
(e)	Income tax effect of reconciling items is primarily impacted by nondeductible expenses resulting from a change in control, as defined under certain of the Company’s benefit plans, related to the Amazon transaction.

Liquidity and Capital Resources

The most significant liquidity events during the first three quarters of 2016 were as follows:

Acquisition Transaction

In April 2016, we completed the acquisition of Southern Air for cash consideration of $107.5 million, net of cash acquired, subject to a working capital adjustment.

Debt Transactions

In February 2016, we borrowed $14.8 million related to the conversion of a 767-300BDSF aircraft under the First 2016 Term Loan at a fixed interest rate of 3.19%.

In June 2016, we borrowed $70.0 million under the Second 2016 Term Loan which has a fixed rate of 3.12%.

Operating Activities. Net cash provided by operating activities for the first three quarters of 2016 was $100.8 million, compared with $265.8 million for 2015. The decrease primarily reflects changes in the timing of working capital, a payment related to the U.S. class action settlement, the impact of the U.S. West Coast port disruption in 2015 and payments for Transaction-related expenses in 2016.

Investing Activities. Net cash used for investing activities was $374.5 million for the first three quarters of 2016, consisting primarily of $237.1 million of purchase deposits and payments for flight equipment, $107.5 million related to the Southern Acquisition and $36.9 million of core capital expenditures, excluding flight equipment. Partially offsetting these investing activities were $8.8 million of proceeds from investments. All capital expenditures for the first three quarters of 2016 were funded through working capital, except for the aircraft financed as discussed above. Net cash used for investing activities was $6.2 million for the first three quarters of 2015, consisting primarily of $76.8 million of proceeds from investments and $25.2 million of proceeds from disposal of aircraft. Partially offsetting these investing activities was $77.5 million of purchase deposits and payments for flight equipment, and $33.8 million of core capital expenditures, excluding flight equipment. All capital expenditures for the first three quarters of 2015 were funded through working capital.

Financing Activities. Net cash used for financing activities was $51.6 million for the first three quarters of 2016, which primarily reflected $135.8 million of payments on debt obligations, partially offset by $84.8 million of proceeds from debt issuance and $11.2 million of customer maintenance reserves received. Net cash used for financing activities was $181.5 million for the first three quarters of 2015, which primarily reflected the proceeds from debt issuance of $224.5 million, $36.3 million from the sale of warrants and $12.3 million of customer maintenance reserves received partially offset by $334.5 million of payments on debt obligations, $52.9 million for the purchase of convertible note hedges, $34.0 million for the payment of debt extinguishment costs, $26.4 million related to the purchase of treasury stock and $6.8 million of debt issuance costs.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund capital expenditures for 2016, and to pay amounts due related to the settlement of the U.S. class action litigation. Core capital expenditures for the remainder of 2016 are expected to range between $15.0 to $20.0 million, which excludes flight equipment and capitalized interest. Our estimated payments remaining for flight equipment purchase commitments range between $160.0 to $180.0 million, of which $30.0 to $40.0 million are expected to be made during the remainder of 2016. Total consideration paid in April 2016 for the acquisition of Southern Air was $107.5 million, net of cash acquired, and is subject to a working capital adjustment.

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

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three and nine months ended September 30, 2016.

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

There have been no material changes to our market risk during the nine months ended September 30, 2016. For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2015 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of September 30, 2016. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As a result of the Southern Acquisition, we are integrating Southern Air into our overall internal controls over financial reporting and have implemented internal controls over the accounting for the Southern Acquisition and acquisition-related transactions.

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

With respect to the fiscal quarter ended September 30, 2016, the information required in response to this Item is set forth in Note 12 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

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

Atlas Air Worldwide Holdings, Inc.

Dated: November 3, 2016	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: November 3, 2016	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Atlas Air Worldwide Holdings, Inc. Certificate of Amendment of Certificate of Incorporation

10.1	Atlas Air Worldwide Holdings, Inc. Amended and Restated 2014 Long Term Cash Incentive Program

10.2	Amended and Restated 2014 Performance Share Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn

10.3	Amended and Restated 2014 Restricted Stock Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn

10.4	Atlas Air Worldwide Holdings, Inc. Amended and Restated 2015 Long Term Cash Incentive Program

10.5	Amended and Restated 2015 Performance Share Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn

10.6	Amended and Restated 2015 Restricted Stock Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn

10.7	Atlas Air Worldwide Holdings, Inc. Amended and Restated 2016 Long Term Cash Incentive Program

10.8	Amended and Restated 2016 Performance Share Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statement of Stockholders’ Equity as of and for the nine months ended September 30, 2016 and 2015 and (vi) Notes to Unaudited Consolidated Financial Statements.