Form 10-Q
period 2017-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2017-05-03
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, there were 25,262,899 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$109,100	$123,890
Short-term investments	5,242	4,313
Restricted cash	9,836	14,360
Accounts receivable, net of allowance of $1,644 and $997, respectively	157,953	166,486
Prepaid maintenance	6,284	4,418
Prepaid expenses and other current assets	47,796	44,603
Total current assets	336,211	358,070
Property and Equipment
Flight equipment	3,993,853	3,886,714
Ground equipment	70,567	68,688
Less: accumulated depreciation	(602,420)	(568,946)
Flight equipment modifications in progress	242,013	154,226
Property and equipment, net	3,704,013	3,540,682
Other Assets
Long-term investments and accrued interest	26,699	27,951
Deferred costs and other assets	229,437	204,647
Intangible assets, net and goodwill	113,496	116,029
Total Assets	$4,409,856	$4,247,379

Liabilities and Equity
Current Liabilities
Accounts payable	$54,610	$59,543
Accrued liabilities	394,885	320,887
Current portion of long-term debt and capital lease	176,208	184,748
Total current liabilities	625,703	565,178
Other Liabilities
Long-term debt and capital lease	1,804,175	1,666,663
Deferred taxes	297,675	298,165
Financial instruments and other liabilities	170,679	200,035
Total other liabilities	2,272,529	2,164,863
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
30,052,095 and 29,633,605 shares issued, 25,258,361 and 25,017,242, shares outstanding (net of treasury stock), as of March 31, 2017
and December 31, 2016, respectively	300	296
Additional paid-in-capital	661,290	657,082
Treasury stock, at cost; 4,793,734 and 4,616,363 shares, respectively	(192,549)	(183,119)
Accumulated other comprehensive loss	(4,737)	(4,993)
Retained earnings	1,047,320	1,048,072
Total stockholders’ equity	1,511,624	1,517,338
Total Liabilities and Equity	$4,409,856	$4,247,379

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

Operating Revenue	$475,394	$418,615

Operating Expenses
Salaries, wages and benefits	104,087	93,845
Aircraft fuel	82,432	63,220
Maintenance, materials and repairs	72,816	57,024
Depreciation and amortization	37,894	35,005
Aircraft rent	36,073	37,037
Travel	32,359	30,323
Passenger and ground handling services	25,123	20,879
Navigation fees, landing fees and other rent	18,535	21,974
Gain on disposal of aircraft	(54)	-
Special charge	-	6,631
Transaction-related expenses	915	793
Other	41,178	31,827
Total Operating Expenses	451,358	398,558

Operating Income	24,036	20,057

Non-operating Expenses (Income)
Interest income	(1,256)	(1,604)
Interest expense	21,524	21,302
Capitalized interest	(1,780)	(357)
Loss on early extinguishment of debt	-	132
Unrealized loss on financial instruments	5,213	-
Other income	(253)	(240)
Total Non-operating Expenses (Income)	23,448	19,233

Income from continuing operations before income taxes	588	824
Income tax expense	553	353

Income from continuing operations, net of taxes	35	471

Loss from discontinued operations, net of taxes	(787)	-

Net Income (Loss)	$(752)	$471

Earnings per share from continuing operations:
Basic	$0.00	$0.02

Diluted	$0.00	$0.02

Loss per share from discontinued operations:
Basic	$(0.03)	$-

Diluted	$(0.03)	$-

Earnings (loss) per share:
Basic	$(0.03)	$0.02

Diluted	$(0.03)	$0.02

Weighted average shares:
Basic	25,162	24,711

Diluted	25,744	24,846

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Net Income (Loss)	$(752)	$471
Other comprehensive income:
Interest rate derivatives:
Reclassification to interest expense	418	454
Income tax expense	(162)	(176)
Other comprehensive income	256	278
Comprehensive Income (Loss)	$(496)	$749

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Operating Activities:
Income from continuing operations, net of taxes	$35	$471
Less: Loss from discontinued operations, net of taxes	(787)	-
Net Income (Loss)	(752)	471

Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation and amortization	43,217	39,817
Accretion of debt securities discount	(307)	(332)
Provision for allowance for doubtful accounts	435	221
Special charge, net of cash payments	-	6,631
Loss on early extinguishment of debt	-	132
Unrealized loss on financial instruments	5,213	-
Gain on disposal of aircraft	(54)	-
Deferred taxes	418	292
Stock-based compensation expense	4,212	5,455
Changes in:
Accounts receivable	8,134	29,871
Prepaid expenses, current assets and other assets	(30,336)	(10,575)
Accounts payable and accrued liabilities	(11,526)	(52,544)
Net cash provided by operating activities	18,654	19,439
Investing Activities:
Capital expenditures	(21,673)	(10,682)
Payments for flight equipment and modifications	(118,897)	(84,230)
Proceeds from investments	631	4,955
Proceeds from disposal of aircraft	137	-
Net cash used for investing activities	(139,802)	(89,957)
Financing Activities:
Proceeds from revolving credit facility	150,000	-
Proceeds from debt issuance	-	14,790
Customer maintenance reserves and deposits received	14,837	3,547
Customer maintenance reserves paid	(6,384)	-
Purchase of treasury stock	(9,430)	(4,112)
Excess tax benefit from stock-based compensation expense	-	158
Payment of debt issuance costs	(90)	(217)
Payments of debt	(47,099)	(50,666)
Net cash provided by (used for) financing activities	101,834	(36,500)
Net decrease in cash, cash equivalents and restricted cash	(19,314)	(107,018)
Cash, cash equivalents and restricted cash at the beginning of period	138,250	438,931
Cash, cash equivalents and restricted cash at the end of period	$118,936	$331,913

Noncash Investing and Financing Activities:
Acquisition of flight equipment included in Accounts payable and accrued liabilities	$48,015	$12,059
Acquisition of flight equipment under capital lease	$32,380	$-

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2016	$296	$(183,119)	$657,082	$(4,993)	$1,048,072	$1,517,338
Net Income (Loss)	-	-	-	-	(752)	(752)
Other comprehensive income	-	-	-	256	-	256
Stock-based compensation	-	-	4,212	-	-	4,212
Purchase of 177,371 shares of treasury stock	-	(9,430)	-	-	-	(9,430)
Issuance of 418,490 shares of restricted stock	4	-	(4)	-	-	-
Balance at March 31, 2017	$300	$(192,549)	$661,290	$(4,737)	$1,047,320	$1,511,624

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2015	$290	$(171,844)	$625,244	$(6,063)	$1,006,556	$1,454,183
Net Income (Loss)	-	-	-	-	471	471
Other comprehensive income	-	-	-	278	-	278
Stock-based compensation	-	-	5,455	-	-	5,455
Purchase of 112,029 shares of treasury stock	-	(4,112)	-	-	-	(4,112)
Issuance of 287,466 shares of restricted stock	3	-	(3)	-	-	-
Tax expense on restricted stock and stock options	-	-	(545)	-	-	(545)
Balance at March 31, 2016	$293	$(175,956)	$630,151	$(5,785)	$1,007,027	$1,455,730

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Intercompany accounts and transactions have been eliminated.  The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2016, which includes additional disclosures and a summary of our significant accounting policies.  The December 31, 2016 balance sheet data was derived from that Annual Report.  In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016, comprehensive income (loss) for the three months ended March 31, 2017 and 2016, cash flows for the three months ended March 31, 2017 and 2016, and shareholders’ equity as of and for the three months ended March 31, 2017 and 2016.

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

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method.  Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required.  Amortization of deferred maintenance expense included in Depreciation and amortization was $0.8 million and zero for the three months ended March 31, 2017 and March 31, 2016, respectively.  Deferred maintenance included within Deferred costs and other assets is as follows:

Deferred Maintenance
Balance as of December 31, 2016	$19,100
Deferred maintenance costs	23,151
Amortization of deferred maintenance	(813)
Balance as of March 31, 2017	$41,438

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$109,100	$123,890
Restricted Cash	9,836	14,360
Total Cash, cash equivalents and restricted cash
shown in consolidated statements of cash flows	$118,936	$138,250

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for share-based compensation.  The amended guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  We adopted this amended guidance on January 1, 2017 on a prospective basis.  As a result, we recognized $1.5 million of excess tax benefits during the first quarter of 2017 as a reduction of income tax expense in our consolidated statements of operations.  Excess tax benefits were previously recognized within equity.  Additionally, our consolidated statements of cash flows present such excess tax benefits, which were previously presented as a financing activity, as an operating activity.

In February 2016, the FASB amended its accounting guidance for leases.  The guidance requires a lessee to recognize assets and liabilities on the balance sheet arising from leases with terms greater than twelve months.  While lessor accounting guidance is relatively unchanged, certain amendments were made to conform with changes made to lessee accounting and amended revenue recognition guidance.  The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense and income recognition in the statement of operations.  It also requires additional quantitative and qualitative disclosures about leasing arrangements.  The amended guidance is effective as of the beginning of 2019, with early adoption permitted.  While we are still assessing the impact the amended guidance will have on our financial statements, we expect that recognizing the right-of-use asset and related lease liability will impact our balance sheet materially.  We have developed and are implementing a plan for adopting this amended guidance.

In May 2014, the FASB amended its accounting guidance for revenue recognition.  Subsequently, the FASB has issued several clarifications and updates.  The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided.  It also requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  We will adopt this guidance on its required effective date of January 1, 2018.  While we are still assessing the methods of adoption and impact the amended guidance will have on our financial statements, we expect that an immaterial amount of revenue currently recognized based on flight departure will likely be recognized over time as the services are performed.  In addition, we expect that revenue related to contracted minimum block hour guarantees under certain ACMI and CMI contracts will likely be recognized in later periods under the amended guidance.  The implementation of our plan to adopt this amended guidance is progressing as expected.

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

The following table summarizes our transactions with Polar:

	For the Three Months Ended
Revenue and Expenses:	March 31, 2017	March 31, 2016
Revenue from Polar	$102,228	$98,737
Ground handling and airport fees to Polar	466	223

Accounts receivable/payable as of:	March 31, 2017	December 31, 2016
Receivables from Polar	$11,405	$8,161
Payables to Polar	941	2,019

Aggregate Carrying Value of Polar Investment as of:	March 31, 2017	December 31, 2016
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

GATS

We hold a 50% interest in GATS GP (BVI) Ltd. (“GATS”), a joint venture with an unrelated third party.  The purpose of the joint venture is to purchase rotable parts and provide repair services for those parts, primarily for our 747-8F aircraft.  The joint venture is a variable interest entity and we have not consolidated GATS because we are not the primary beneficiary as we do not exercise financial control.  As of March 31, 2017 and December 31, 2016, our investment in GATS was $21.9 million and $22.2 million, respectively, and our maximum exposure to losses from the entity is limited to our investment, which is comprised primarily of rotable inventory parts.  GATS does not have any third-party debt obligations.  We had Accounts payable to GATS of $0.6 million as of March 31, 2017 and $2.4 million as of December 31, 2016.

4. Southern Air Acquisition

On April 7, 2016, we completed the acquisition of Southern Air and its subsidiaries, including Southern Air Inc. and Florida West International Airways, Inc. (“Florida West”).  The acquisition of Southern Air provided us with immediate entry into 777 and 737 aircraft operating platforms, with the potential for developing additional business with existing and new customers. We believe this augments our ability to offer the broadest array of aircraft and operating services for domestic, regional and international applications.  For the three months ended March 31, 2017, we incurred Transaction-related expenses of $0.9 million, primarily related to professional fees and integration costs associated with the acquisition.

The unaudited estimated pro forma operating revenue for AAWW, including Southern Air for the three months ended March 31, 2016 was $444.1 million if the acquisition had taken place on January 1, 2015.  This information includes adjustments to conform with our accounting policies.  The earnings of Southern Air were not material for the three months ended March 31, 2016 and, accordingly, pro forma and actual earnings information have not been presented.

As part of integrating Southern Air, management decided and committed to pursue a plan to sell Florida West.  As a result, the financial results for Florida West were presented as a discontinued operation and the assets and liabilities of Florida West were classified as held for sale, since the date of acquisition through December 31, 2016.  In February 2017, management determined that a sale was no longer likely to occur and committed to a plan to wind-down the Florida West operations.  The wind-down of operations was completed during the first quarter of 2017.

A summary of our employee termination benefit liabilities, which are expected to be paid by the first quarter of 2018, is as follows:

Employee Termination Benefits
Liability as of December 31, 2016	$1,214
Wind-down expenses	369
Cash payments	(910)
Liability as of March 31, 2017	$673

5. Special Charge

During the first quarter of 2016, we classified four CF6-80 engines as held for sale, recognized an impairment loss of $6.5 million and ceased depreciation on the engines.  All four of those engines were traded in during 2016.  During the fourth quarter of

2016, we classified two CF6-80 engines as held for sale and one of those engines was traded in during the first quarter of 2017.  The carrying value of one CF6-80 engine held for sale at March 31, 2017 was $1.4 million and two CF6-80 engines held for sale at December 31, 2016 was $2.8 million, which were included within Prepaid expenses and other current assets in the consolidated balance sheets.  The remaining CF6-80 engine classified as held for sale is expected to be sold during 2017.

6. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involves, among other things, CMI operation of 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases will have a term of ten years from the commencement of each lease, while the CMI operations will be for seven years from the commencement of each agreement (with an option for Amazon to extend the term to a total of ten years).  The first two aircraft were placed in service during the third quarter of 2016 and the first quarter of 2017.  The third and fourth aircraft were placed in service in May 2017 with the remainder expected to be placed in service by the end of 2018.

In conjunction with these agreements, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share.  A portion of the warrant, representing the right to purchase 3.75 million shares, vested immediately upon issuance of the warrant and the remainder of the warrant, representing the right to purchase 3.75 million shares, will vest in increments of 375,000 as the lease and operation of each of the 11th through 20th aircraft commences.  The warrant will be exercisable in accordance with its terms through 2021.  As of March 31, 2017, no warrants have been exercised.

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

The $92.9 million fair value of the vested portion of the warrant issued to Amazon as of May 4, 2016 was recorded as a warrant liability within Financial instruments and other liabilities (the “Amazon Warrant”).  The initial fair value of the warrant was recognized as a customer incentive asset within Deferred costs and other assets, net and is being amortized as a reduction of revenue in proportion to the amount of revenue recognized over the terms of the Dry Leases and CMI agreements.  We amortized $0.4 million of the customer incentive asset for the three months ended March 31, 2017.  The balance of the customer incentive asset, net of amortization, was $91.9 million as of March 31, 2017 and $92.4 million as of December 31, 2016.

The Amazon Warrant liability is marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized loss on financial instruments.  We utilize a Monte Carlo simulation approach to estimate the fair value of the Amazon Warrant which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility and risk-free interest rate, among others.  We recognized a net unrealized loss of $5.2 million on the Amazon Warrant during the three months ended March 31, 2017.  The fair value of the Amazon Warrant liability was $101.0 million as of March 31, 2017 and $95.8 million as of December 31, 2016.

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	March 31, 2017	December 31, 2016
Maintenance	$141,666	$54,495
Customer maintenance reserves	77,443	81,830
Salaries, wages and benefits	35,192	55,063
U.S. class action settlement	30,000	35,000
Deferred revenue	15,602	10,298
Aircraft fuel	13,754	16,149
Other	81,228	68,052
Accrued liabilities	$394,885	$320,887

8. Debt

Capital Lease

In March 2017, we amended and extended a lease for a 747-400 freighter aircraft to June 2032 at a lower monthly lease payment.  As a result of the extension, we determined that the lease qualifies as a capital lease.  The present value of the future minimum lease payments was $32.4 million.

Convertible Notes

In June 2015, we issued $224.5 million aggregate principal amount of convertible senior notes (the “Convertible Notes”) in an underwritten public offering.  The Convertible Notes are senior unsecured obligations and accrue interest payable semiannually on June 1 and December 1 of each year at a fixed rate of 2.25%.  The Convertible Notes will mature on June 1, 2022, unless earlier converted or repurchased pursuant to their terms.  Proceeds from the issuance of the Convertible Notes were used to refinance higher-rate debt related to five 747-400 freighter aircraft that had an average cash coupon of 8.1%.  As of March 31, 2017, the remaining life of the Convertible Notes is 5.2 years and consisted of the following:

March 31, 2017
Liability component:
Gross proceeds	$224,500
Less: debt discount, net of amortization	(41,285)
Less: debt issuance cost, net of amortization	(3,973)
Net carrying amount	$179,242

Equity component (1)	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of March 31, 2017.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Contractual interest coupon	$1,263	$1,263
Amortization of debt discount	1,671	1,567
Amortization of debt issuance costs	173	167
Total interest expense recognized	$3,107	$2,997

Revolving Credit Facility

In December 2016, we entered into a three-year $150.0 million secured revolving credit facility (the “Revolver”) for general corporate purposes, including financing the acquisition and conversion of 767 aircraft prior to obtaining permanent financing for the converted aircraft.  As of March 31, 2017, the outstanding balance on the Revolver, included in Long-term debt and capital lease was $150.0 million at an interest rate of 3.23%.

9. Commitments

Equipment Purchase Commitments

As of March 31, 2017, our estimated payments remaining for flight equipment purchase commitments are $211.8 million, of which $143.1 million are expected to be made during 2017.

10. Income Taxes

Our effective income tax rates were 94.0% and 42.8% for the three months ended March 31, 2017 and 2016, respectively.  The effective income tax rate for the three months ended March 31, 2017 differed from the U.S. statutory rate primarily due to nondeductible changes in the value of the Amazon Warrant liability (see Note 6 to our Financial Statements), partially offset by the impact of the 2017 adoption of the amended accounting guidance for share-based compensation which requires that excess tax benefits associated with share-based compensation be recognized within income tax expense in our consolidated statement of operations.  The effective income tax rate for the three months ended March 31, 2016 differed from the U.S. federal statutory rate primarily due to nondeductible acquisition-related expenses incurred in connection with the acquisition of Southern Air.  The effective rates for both periods were impacted by our assertion to indefinitely reinvest the net earnings of foreign subsidiaries outside the U.S.  For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

11. Financial Instruments

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

The fair value of our term loans, notes guaranteed by the Export-Import Bank of the United States (“Ex-Im Bank”), the Revolver and EETCs are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair value of our Convertible Notes is based on unadjusted quoted market prices for these securities.

The fair value of the Amazon Warrant is based on a Monte Carlo simulation which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility, and risk-free interest rate, among others.

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	March 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$109,100	$109,100	$109,100	$-	$-
Short-term investments	5,242	5,242	-	-	5,242
Restricted cash	9,836	9,836	9,836	-	-
Long-term investments and accrued interest	26,699	31,289	-	-	31,289
	$150,877	$155,467	$118,936	$-	$36,531

Liabilities
Term loans	$1,002,964	$1,045,756	$-	$-	$1,045,756
Ex-Im Bank guaranteed notes	598,339	612,567	-	-	612,567
Revolver	150,000	147,912	-	-	147,912
Convertible Notes	179,242	233,480	233,480	-	-
Amazon Warrant	100,988	100,988	-	100,988	-
EETC	17,958	20,239	-	-	20,239
	$2,049,491	$2,160,942	$233,480	$100,988	$1,826,474

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$123,890	$123,890	$123,890	$-	$-
Short-term investments	4,313	4,313	-	-	4,313
Restricted cash	14,360	14,360	14,360	-	-
Long-term investments and accrued interest	27,951	33,161	-	-	33,161
	$170,514	$175,724	$138,250	$-	$37,474

Liabilities
Term loans	$1,037,077	$1,083,832	$-	$-	$1,083,832
Ex-Im Bank guaranteed notes	616,892	632,977	-	-	632,977
Convertible Notes	177,398	228,429	228,429	-	-
Amazon Warrant	95,775	95,775	-	95,775	-
EETC	20,044	22,935	-	-	22,935
	$1,947,186	$2,063,948	$228,429	$95,775	$1,739,744

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments and accrued interest by contractual maturity as of:

	March 31, 2017			December 31, 2016
	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value	Carrying Value	Gross Unrealized Gain (Loss)	Fair Value

Debt securities
Due after one but within five years	$26,699	$4,590	$31,289	$27,951	$5,210	$33,161
Total	$26,699	$4,590	$31,289	$27,951	$5,210	$33,161

12. Segment Reporting

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income from continuing operations before income taxes:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Operating Revenue:
ACMI	$200,694	$182,740
Charter	243,898	202,303
Dry Leasing	26,757	28,192
Customer incentive asset amortization	(445)	-
Other	4,490	5,380
Total Operating Revenue	$475,394	$418,615

Direct Contribution:
ACMI	$35,963	$24,739
Charter	17,186	20,776
Dry Leasing	9,723	10,408
Total Direct Contribution for Reportable Segments	62,872	55,923

Unallocated income and expenses, net	(56,210)	(47,543)
Loss on early extinguishment of debt	-	(132)
Unrealized loss on financial instruments	(5,213)	-
Special charge	-	(6,631)
Transaction-related expenses	(915)	(793)
Gain on disposal of aircraft	54	-
Income from continuing operations before income taxes	588	824

Add back (subtract):
Interest income	(1,256)	(1,604)
Interest expense	21,524	21,302
Capitalized interest	(1,780)	(357)
Loss on early extinguishment of debt	-	132
Unrealized loss on financial instruments	5,213	-
Other income	(253)	(240)
Operating Income	$24,036	$20,057

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the U.S. Military Air Mobility Command (the “AMC”), Polar and DHL (see Note 3 for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from the AMC was $131.9 million for the three months ended March 31, 2017 and $111.0 million for the three months ended March 31, 2016.  Accounts receivable from the AMC were $24.2 million and $9.0 million as of March 31, 2017 and December 31, 2016, respectively.  Revenue from DHL was $54.9 million for the three months ended March 31, 2017 and $23.6 million for the three months ended March 31, 2016.  Accounts receivable from DHL were $10.6 million and $29.1 million as of March 31, 2017 and December 31, 2016, respectively.  We have not experienced any credit issues with any of these customers.

13. Labor and Legal Proceedings

Labor

Pilots of Atlas and Southern Air, and flight dispatchers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”).  We have a five-year collective bargaining agreement (“CBA”) with our Atlas pilots, which became amendable in September 2016 and a four-year CBA with the Southern Air pilots, which became amendable in November 2016. We also have a five-year CBA with our Atlas and Polar dispatchers, which was extended in April 2017 for an additional four years, making the CBA amendable in November 2021.

After we completed the acquisition of Southern Air in April 2016, we informed the IBT of our intention to pursue (and we have been pursuing) a complete operational merger of Atlas and Southern Air.  Pursuant to the merger provisions in both the Atlas and Southern Air CBAs, joint negotiations for a single CBA for Atlas and Southern Air should commence promptly.  Further to this process, once a seniority list is presented to us by the unions, it triggers an agreed-upon time frame to negotiate a new joint CBA with any unresolved issues submitted to binding arbitration.  After the merger process began, the IBT filed an application for mediation with the National Mediation Board (“NMB”) on behalf of the Atlas pilots, and subsequently the IBT filed a similar application on behalf of Southern Air pilots.  We have opposed both mediation applications as they are not in accordance with the merger provisions in the parties’ existing CBAs.  The Atlas and Southern Air CBAs have a defined and streamlined process for negotiating a joint CBA when a merger occurs, as in the case with the Atlas and Southern Air merger.  The NMB conducted a pre-mediation investigation on the Atlas application in June 2016, which is currently pending (along with Southern Air’s application).  Due to a lack of meaningful progress in such discussions, in February 2017, we filed a lawsuit against the IBT to compel arbitration on the issue of whether the merger provisions in Atlas and Southern Air's CBAs apply to the bargaining process. While this lawsuit is pending in the Southern District Court of New York, the Company and the IBT continue to have ongoing discussions about the bargaining process.

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

On January 7, 2016, the Company, Old Polar, and Polar entered into a settlement agreement to settle all claims by participating class members against the Company, Old Polar and Polar. The Company, Polar, and Old Polar deny any wrongdoing, and there is no admission of any wrongdoing in the settlement agreement.  Pursuant to the settlement agreement, the Company, Old Polar and Polar have agreed to make installment payments over three years to settle the plaintiffs’ claims, with payments of $35.0 million paid in January 2016 and 2017, and $30.0 million due on or before January 15, 2018.  The U.S. District Court for the Eastern District of New York issued an order granting preliminary approval of the settlement on January 12, 2016.  On October 6, 2016, the final judgment was issued and the settlement was approved.

In the United Kingdom, several groups of named claimants have brought suit against British Airways in connection with the same alleged pricing practices at issue in the proceedings described above and are seeking damages allegedly arising from that conduct.  British Airways has filed claims in the lawsuit against Old Polar and a number of air cargo carriers for contribution should British Airways be found liable to claimants.  Old Polar’s formal statement of defense was filed on March 2, 2015.  On October 14, 2015, the U.K. Court of Appeal released decisions favorable to the defendant and contributory defendants on two matters under appeal.  Permission was sought to appeal the U.K. Court of Appeal's decisions to the U.K. Supreme Court.  Permission was denied.  In December 2015, certain claimants settled with British Airways removing a significant portion of the claim against British Airways and therefore reducing the potential contribution required by the other airlines, including Old Polar.  On December 16, 2015, the European General Court released decisions annulling decisions that the European Commission made against the majority of the air cargo carriers.  The European Commission did not appeal the General Court decision but has, in early 2017, reissued a revised decision to which Old Polar is, again, not an addressee.  On April 13, 2017, Old Polar and claimants represented by Hausfeld & Co. LLP (the “Hausfeld Claimants”) entered into a bilateral settlement agreement in relation to the English proceedings (the “Settlement Agreement”).  The Settlement Agreement contains a mechanism by which the Hausfeld Claimants will release Old Polar and remove from the English proceedings all claims for damages alleged by the Hausfeld Claimants to be attributable to air cargo purchases from Old Polar (and each of Old Polar’s parents, subsidiaries, affiliates, predecessors, successors, agents and assignees).  The amount of the settlement, which is tax deductible and was previously accrued for, does not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

In the Netherlands, Stichting Cartel Compensation, successor in interest to claims of various shippers, has filed suit in the district court in Amsterdam against British Airways, KLM, Martinair, Air France, Lufthansa and Singapore Airlines seeking recovery for damages purportedly arising from the same pricing practices at issue in the proceedings described above.  In response, British Airways, KLM, Martinair, Air France and Lufthansa filed third-party indemnification lawsuits against Old Polar and Polar seeking indemnification in the event the defendants are found to be liable in the main proceedings.  Old Polar and Polar entered their initial court appearances on September 30, 2015.  Various procedural issues are undergoing court review.  Like the U.K. proceedings, the Netherlands proceedings are likely to be affected by the European Commission’s response to the European General Court decisions of December 16, 2015.  We are unable to reasonably predict the outcome of the litigation. If the Company, Old Polar or Polar were to incur an unfavorable outcome in connection with this proceeding, such outcome may have a material adverse impact on our business, financial condition, results of operations or cash flows.  We are unable to reasonably estimate a range of possible loss for this matter at this time.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $9.7 million in aggregate based on March 31, 2017 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balances were $5.2 million as of March 31, 2017 and $5.0 million as of December 31, 2016, and are included in Deposits and other assets.

We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Accruals

As of March 31, 2017, the Company had accruals of $36.2 million related to the U.S. class action settlement that was recognized in 2015 and for pending litigation outside of the U.S that was recognized in 2016.

Other

We have certain other contingencies incident to the ordinary course of business.  Management believes that the ultimate disposition of such other contingencies is not expected to materially affect our financial condition, results of operations or cash flows.

14. Earnings Per Share

Basic earnings per share (“EPS”) represents income (loss) divided by the weighted average number of common shares outstanding during the measurement period.  Diluted EPS represents income (loss) divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method.  Anti-dilutive shares related to warrants and stock options that were out of the money and excluded for the three months ended March 31, 2017 and 2016 were 3.0 million.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended
Numerator:	March 31, 2017	March 31, 2016
Income from continuing operations, net of taxes	$35	$471

Denominator:
Basic EPS weighted average shares outstanding	25,162	24,711
Effect of dilutive stock options and restricted stock	582	135
Diluted EPS weighted average shares outstanding	25,744	24,846

Earnings per share from continuing operations:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02
Loss per share from discontinued operations:
Basic	$(0.03)	$-
Diluted	$(0.03)	$-
Earnings (loss) per share:
Basic	$(0.03)	$0.02
Diluted	$(0.03)	$0.02

The calculation of EPS does not include restricted share units and warrants in which performance or market conditions were not satisfied of 7.6 million for the three months ended March 31, 2017 and 0.5 million for the three months ended March 31, 2016.

15. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2015	$(6,072)	$9	$(6,063)
Reclassification to interest expense	454	-	454
Tax effect	(176)	-	(176)
Balance as of March 31, 2016	$(5,794)	$9	$(5,785)

Balance as of December 31, 2016	$(5,002)	$9	$(4,993)
Reclassification to interest expense	418	-	418
Tax effect	(162)	-	(162)
Balance as of March 31, 2017	$(4,746)	$9	$(4,737)

Interest Rate Derivatives

As of March 31, 2017, there was $7.7 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt.  Net realized losses reclassified into earnings were $0.4 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.  Net realized losses expected to be reclassified into earnings within the next 12 months are $1.6 million as of March 31, 2017.

16. Subsequent Events

In April 2017, we borrowed $20.1 million related to the conversion of a 767-300 freighter aircraft under a ninety-one month term loan (the “First 2017 Term Loan”).  The First 2017 Term Loan, which is secured by a mortgage against the aircraft, contains customary covenants and events of default and accrues interest at a fixed rate of 3.02%, with principal and interest payable monthly.

In April 2017, we borrowed $21.3 million related to the conversion of a 767-300 freighter aircraft under a ninety-one month term loan (the “Second 2017 Term Loan”).  The Second 2017 Term Loan, which is secured by a mortgage against the aircraft, contains customary covenants and events of default and accrues interest at a fixed rate of 3.16%, with principal and interest payable monthly.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Financial Statements appearing in this report and our audited consolidated financial statements and related notes included in our 2016 Annual Report on Form 10-K.

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

See “Business Overview” and “Business Strategy” in our 2016 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first quarter of 2017, compared with 2016, were impacted by the following events:

•

In February 2016, we began CMI flying for DHL a 767-300 freighter aircraft, Dry Leased from Titan, in DHL’s North American network, increasing the number of freighter aircraft in CMI service for DHL to thirteen.

•	In April 2016, we acquired Southern Air, which currently operates five 777-200LRF and five 737-400F aircraft under CMI agreements for DHL.
•

In August 2016 and February 2017, we began CMI flying for Amazon the first two of 20 Boeing 767-300 freighter aircraft Dry Leased from Titan.  The third and fourth aircraft were placed in service in May 2017 with the remainder expected to be placed in service by the end of 2018.

•	During the first quarter of 2017, we began flying a 747-400 freighter for Nippon Cargo Airlines on its transpacific routes.
•	During the first quarter of 2017, we began flying a 747-400 freighter for Asiana Cargo on its transpacific routes.

During the second quarter of 2017, we entered into an ACMI agreement with Cathay Pacific Cargo for two 747-8F aircraft to supplement capacity on its existing network.  We expect to begin flying in May 2017.

Charter results for the first quarter of 2017 were impacted by increased cargo and passenger demand from the AMC, and the temporary redeployment of 747-8F aircraft from the ACMI segment, partially offset by a decrease in Yields, primarily related to lower cargo and passenger rates from the AMC.

In February 2016, we began Dry Leasing one 767-300 converted freighter aircraft to DHL on a long-term basis.  In March 2016, we also Dry Leased a 737-800 passenger aircraft on a long-term basis to a customer following its scheduled return.  As described above, in August 2016 and February 2017, we began Dry Leasing two 767-300 converted freighter aircraft to Amazon on a long-term basis.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended March 31, 2017 and 2016

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the three months ended March 31:

Segment Operating Fleet	2017	2016	Inc/(Dec)
ACMI*
747-8F Cargo	7.0	8.8	(1.8)
747-400 Cargo	12.8	12.6	0.2
747-400 Dreamlifter	3.0	2.8	0.2
777-200 Cargo	5.0	-	5.0
767-300 Cargo	5.8	3.4	2.4
767-200 Cargo	9.0	9.0	-
737-400 Cargo	5.0	-	5.0
747-400 Passenger	1.0	1.0	-
767-200 Passenger	1.0	1.0	-
Total	49.6	38.6	11.0

Charter
747-8F Cargo	2.9	1.1	1.8
747-400 Cargo	11.0	10.0	1.0
747-400 Passenger	2.0	2.0	-
767-300 Passenger	4.9	3.0	1.9
Total	20.8	16.1	4.7

Dry Leasing
777-200 Cargo	6.0	6.0	-
767-300 Cargo	3.6	1.4	2.2
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	12.6	10.4	2.2

Less: Aircraft Dry Leased to CMI customers	(3.6)	(1.4)	2.2
Total Operating Average Aircraft Equivalents	79.4	63.7	15.7

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2017	2016	Inc/(Dec)	% Change
Total Block Hours**	55,116	42,151	12,965	30.8%

**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended March 31 (in thousands):

	2017	2016	Inc/(Dec)	% Change
Operating Revenue
ACMI	$200,694	$182,740	$17,954	9.8%
Charter	243,898	202,303	41,595	20.6%
Dry Leasing	26,757	28,192	(1,435)	(5.1)%
Customer incentive asset amortization	(445)	-	445	NM
Other	4,490	5,380	(890)	(16.5)%
Total Operating Revenue	$475,394	$418,615	$56,779	13.6%

NM represents year-over-year changes that are not meaningful.

ACMI

	2017	2016	Inc/(Dec)	% Change
ACMI Block Hours	38,916	29,529	9,387	31.8%
ACMI Revenue Per Block Hour	$5,157	$6,188	$(1,031)	(16.7)%

ACMI revenue increased $18.0 million, or 9.8%, primarily due to increased flying, partially offset by reduced Revenue per Block Hour.  The increase in Block Hours reflects the impact from the Southern Air acquisition and increased 767 CMI flying, partially offset by the temporary redeployment of 747-8F aircraft to the Charter segment.  The decrease in Revenue per Block Hour primarily reflects 777-200 and 737-400 CMI flying from the Southern Air acquisition, increased 767 CMI flying and the temporary redeployment of 747-8F aircraft to Charter in 2017.

Charter

	2017	2016	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	10,939	8,230	2,709	32.9%
Passenger	4,845	3,935	910	23.1%
Total	15,784	12,165	3,619	29.7%

Charter Revenue Per Block Hour:
Cargo	$15,289	$16,042	$(753)	(4.7%)
Passenger	$15,820	$17,859	$(2,039)	(11.4%)
Charter	$15,452	$16,630	$(1,178)	(7.1%)

Charter revenue increased $41.6 million, or 20.6% primarily due to an increase in Block Hours, partially offset by a decrease in Revenue per Block Hour.  The increase in Charter Block Hours was primarily driven by an increase in cargo and passenger demand from the AMC and the temporary redeployment of 747-8F aircraft from the ACMI segment.  The decrease in Revenue per Block Hour was driven by a reduction in Yields, primarily related to lower cargo and passenger rates from the AMC.

Dry Leasing

Dry Leasing revenue decreased $1.4 million, or 5.1%, primarily due to lower revenue from maintenance payments received related to the scheduled return of an aircraft during the first quarter of 2016.  There were no aircraft returned during the first quarter of 2017.  Revenue from maintenance payments is based on the maintenance condition of the aircraft at the end of the lease.  Partially offsetting this decrease was revenue from the placement of two 767-300 converted freighter aircraft with Amazon in August 2016 and February 2017, and one 767-300 converted freighter aircraft with DHL in February 2016.

Operating Expenses

The following table compares our Operating Expenses for the three months ended March 31 (in thousands):

	2017	2016	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$104,087	$93,845	$10,242	10.9%
Aircraft fuel	82,432	63,220	19,212	30.4%
Maintenance, materials and repairs	72,816	57,024	15,792	27.7%
Depreciation and amortization	37,894	35,005	2,889	8.3%
Aircraft rent	36,073	37,037	(964)	(2.6)%
Travel	32,359	30,323	2,036	6.7%
Passenger and ground handling services	25,123	20,879	4,244	20.3%
Navigation fees, landing fees and other rent	18,535	21,974	(3,439)	(15.7)%
Gain on disposal of aircraft	(54)	-	54	NM
Special charge	-	6,631	(6,631)	NM
Transaction-related expenses	915	793	122	15.4%
Other	41,178	31,827	9,351	29.4%
Total Operating Expenses	$451,358	$398,558

Salaries, wages and benefits increased $10.2 million, or 10.9%, primarily driven by the impact of the Southern Air acquisition and increased flying, partially offset by lower costs related to crew training.

Aircraft fuel increased $19.2 million, or 30.4%, primarily due to increased fuel consumption reflecting the increase in Charter Block Hours operated and an increase in the average fuel cost per gallon.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the three months ended March 31 were:

	2017	2016	Inc/(Dec)	% Change
Average fuel cost per gallon	$1.88	$1.81	$0.07	3.9%
Fuel gallons consumed (000s)	43,927	34,945	8,982	25.7%

Maintenance, materials and repairs increased by $15.8 million, or 27.7%, primarily reflecting increases of $12.5 million for 747-400 aircraft, $3.3 million for 767 aircraft and $2.9 million for 777-200 aircraft, partially offset by a decrease of $3.5 million for 747-8F aircraft.  Heavy Maintenance expense on 747-400 aircraft increased $11.9 million primarily due to an increase in the number of D Checks and engine overhauls, partially offset by a decrease in the number of C Checks.  Heavy Maintenance expense on 747-8F aircraft decreased $4.8 million primarily due to a decrease in unscheduled engine repairs, partially offset by an increase in the number of C Checks.  Line Maintenance increased by $3.4 million on 747-400 aircraft, $2.5 million on 767 aircraft and $1.4 million on 747-8F aircraft due to increased flying and additional repairs performed.  Line maintenance also increased $2.0 million on 777-200 aircraft related to the Southern Air acquisition.  Non-heavy Maintenance on 747-400 aircraft decreased $2.8 million as a result of fewer events.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended March 31 were:

Heavy Maintenance Events	2017	2016	Inc / (Dec)
747-8F C Checks	2	-	2
747-400 C Checks	2	4	(2)
767 C Checks	1	1	-
747-400 D Checks	4	1	3
CF6-80 engine overhauls	3	2	1

Depreciation and amortization increased $2.9 million, or 8.3%, primarily due to additional aircraft operating in 2017.

Travel increased $2.0 million, or 6.7%, primarily due to the impact of the Southern Air acquisition and increased flying, partially offset by lower rates for crewmember travel.

Passenger and ground handling services increased $4.2 million, or 20.3%, primarily due to increased Charter flying.

Navigation fees, landing fees and other rent decreased $3.4 million, or 15.7%, primarily due to a reduction in purchased capacity from the subcontracting of certain Charter flights.

Special charge in 2016 primarily represents a $6.5 million loss on engines held for sale (see Note 5 to our Financial Statements).  We may sell additional flight equipment, which could result in additional charges in future periods.

Transaction-related expenses relate to the Southern Air acquisition, which primarily include professional fees in 2017 and 2016, and integration costs in 2017 (see Note 4 to our Financial Statements).

Other increased $9.4 million, or 29.4%, primarily due to increased commission expense on higher revenue from the AMC, the impact of the Southern Air acquisition and other fleet growth initiatives.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended March 31 (in thousands):

	2017	2016	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(1,256)	$(1,604)	$(348)	(21.7)%
Interest expense	21,524	21,302	222	1.0%
Capitalized interest	(1,780)	(357)	1,423	NM
Loss on early extinguishment of debt	-	132	(132)	NM
Unrealized loss on financial instruments	5,213	-	5,213	NM
Other income	(253)	(240)	13	5.4%

Capitalized interest increased $1.4 million, primarily due to an increase in the number of 767-300 aircraft undergoing passenger-to-freighter conversion.

Unrealized loss on financial instruments represents the change in fair value of the Amazon Warrant (see Note 6 to our Financial Statements).

Income taxes.  Our effective income tax rates were 94.0% and 42.8% for the three months ended March 31, 2017 and 2016, respectively.  The effective income tax rate for the three months ended March 31, 2017 differed from the U.S. statutory rate primarily due to nondeductible changes in the value of the Amazon Warrant liability (see Note 6 to our Financial Statements), partially offset by the impact of the 2017 adoption of the amended accounting guidance for share-based compensation which requires that excess tax benefits associated with share-based compensation be recognized within income tax expense in our consolidated statement of operations.  The effective income tax rate for the three months ended March 31, 2016 differed from the U.S. federal statutory rate primarily due to nondeductible acquisition-related expenses incurred in connection with the acquisition of Southern Air.  The effective rates for both periods were impacted by our assertion to indefinitely reinvest the net earnings of foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended March 31 (see Note 12 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2017	2016	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$35,963	$24,739	$11,224	45.4%
Charter	17,186	20,776	(3,590)	(17.3)%
Dry Leasing	9,723	10,408	(685)	(6.6)%
Total Direct Contribution	$62,872	$55,923	$6,949	12.4%

Unallocated income and expenses, net	$56,210	$47,543	$8,667	18.2%

ACMI Segment

ACMI Direct Contribution increased $11.2 million, or 45.4%, primarily due to the Southern Air acquisition and lower costs related to crew training.  Partially offsetting these items were higher Heavy Maintenance costs and the temporary redeployment of 747-8F aircraft to the Charter segment.

Charter Segment

Charter Direct Contribution decreased $3.6 million or 17.3%, primarily due to higher Heavy Maintenance costs and lower Yields.  Partially offsetting these items were an increase in passenger and cargo demand from the AMC, lower costs related to crew training and the temporary redeployment of 747-8F aircraft from the ACMI segment.

Dry Leasing Segment

Dry Leasing Direct Contribution decreased $0.7 million, or 6.6%, primarily due to maintenance payments received related to the scheduled return of an aircraft during the first quarter of 2016.  There were no aircraft returned during the first quarter of 2017.  Partially offsetting this decrease was contribution from the placement of two 767-300 converted freighter aircraft with Amazon in August 2016 and February 2017, and one 767-300 converted freighter aircraft with DHL in February 2016.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $8.7 million, or 18.2%, primarily due to the impact of the Southern Air acquisition and fleet growth initiatives.

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

We use these non-GAAP financial measures in assessing the performance of our ongoing operations and in planning and forecasting future periods.  In addition, management’s incentive compensation will be determined, in part, by using Adjusted Income from continuing operations, net of taxes. We believe that these adjusted measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to assist investors and analysts in understanding our business results and assessing our prospects for future performance.

The following is a reconciliation of Income (loss) from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2017	March 31, 2016	Percent Change

Income from continuing operations, net of taxes	$35	$471	(92.6)%
Impact from:
Gain on disposal of aircraft	(54)	-
Special charge	-	6,631
Transaction-related expenses	915	793
Accrual for legal matters and professional fees	74	290
Noncash expenses and income, net (a)	2,412	1,844
Charges associated with refinancing debt	-	132
Unrealized loss on financial instruments (b)	5,213	-
Income tax effect of reconciling items	(320)	(2,418)
Adjusted income from continuing operations, net of taxes	$8,275	$7,743	6.9%

Weighted average diluted shares outstanding	25,744	24,846
Add: dilutive warrants (c)	1,111	-
Adjusted weighted average diluted shares outstanding	26,855	24,846

Adjusted Diluted EPS from continuing operations, net of taxes	$0.31	$0.31	NM

(a)

Noncash expenses and income, net in 2017 are primarily related to amortization of debt discount on the Convertible Notes (see Note 8 to our Financial Statements) and amortization of customer incentive related to the Amazon Warrant (see Note 6 to our Financial Statements).  Noncash expenses and income, net in 2016 are primarily related to amortization of debt discount on the Convertible Notes (see Note 8 to our Financial Statements).

(b)	Unrealized loss on financial instruments related to the Amazon Warrant (see Note 6 to our Financial Statements).
(c)

Dilutive warrants represent potentially dilutive common shares related to the Amazon Warrant (see Note 6 to our Financial Statements).  These shares were excluded from Diluted EPS from continuing operations, net of taxes prepared in accordance with GAAP as they would have been anti-dilutive.

Liquidity and Capital Resources

The most significant liquidity events during the first quarter of 2017 were as follows:

Debt Transactions

During the first quarter of 2017, we drew $150.0 million under the Revolver for general corporate purposes, including the acquisition and conversion of 767 aircraft prior to obtaining permanent financing for the converted aircraft.

Operating Activities. Net cash provided by operating activities for 2017 was $18.7 million, compared with $19.4 million for 2016.

Investing Activities. Net cash used for investing activities was $139.8 million for the first quarter of 2017, consisting primarily of $118.9 million of payments for flight equipment and modifications, and $21.7 million of core capital expenditures, excluding flight equipment.  Payments for flight equipment and modifications during the first quarter of 2017 were primarily related to the purchase of 767-300 passenger aircraft and related freighter conversion costs and spare engines.  All capital expenditures for 2017 were funded through working capital and the Revolver as discussed above.  Net cash used for investing activities was $90.0 million for the first quarter of 2016, consisting primarily of $84.2 million of purchase deposits and payments for flight equipment, and $10.7 million of core capital expenditures, excluding flight equipment.  Partially offsetting these investing activities were $5.0 million of proceeds from investments.

Financing Activities. Net cash provided by financing activities was $101.8 million for the first quarter of 2017, which primarily reflected $150.0 million of proceeds from revolving credit facility and $14.8 million of customer maintenance reserves and deposits received, partially offset by $47.1 million of payments on debt obligations, $9.4 million related to the purchase of treasury stock and $6.4 million of customer maintenance reserves paid.  Net cash used for financing activities was $36.5 million for the first quarter of 2016, which primarily reflected $50.7 million of payments on debt obligations and $4.1 million related to the purchase of treasury stock partially offset by $14.8 million of proceeds from debt issuance and $3.5 million of customer maintenance reserves received.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund core capital expenditures for 2017, and to pay amounts due related to the settlement of the U.S. class action litigation.  Core capital expenditures for the remainder of 2017 are expected to range between $35.0 to $45.0 million, which excludes flight equipment and capitalized interest.  Our payments remaining for flight equipment purchase and conversion commitments are expected to be approximately $211.8 million, of which approximately $143.1 million is expected to be made during 2017.  We expect to finance the acquisition and conversion of this flight equipment with our Revolver prior to obtaining permanent financing for the converted aircraft.

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

Contractual Obligations and Debt Agreements

See Notes 8 and 16 to our Financial Statements for a description of our new debt obligations.  See our 2016 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2016 and a description of our other debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2017.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2016.  Many of such factors are beyond AAWW’s control and are difficult to predict.  As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements.  AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the three months ended March 31, 2017.  For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2016 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of March 31, 2017. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended March 31, 2017, the information required in response to this Item is set forth in Note 13 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

For risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2016 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: May 3, 2017	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: May 3, 2017	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Atlas Air Worldwide Holdings, Inc. 2017 Long Term Cash Incentive Program

10.2	Atlas Air Worldwide Holdings, Inc. Annual Incentive Plan for Senior Executives

10.3	Form of Performance Share Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn

10.4	Form of Restricted Stock Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn

10.5	Form of Performance Share Unit Agreement

10.6	Form of Restricted Stock Unit Agreement between Atlas Air Worldwide Holdings, Inc. and Non-Employee Members of the Board of Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (v) Consolidated Statement of Stockholders’ Equity as of and for the three months ended March 31, 2017 and 2016 and (vi) Notes to the Unaudited Consolidated Financial Statements.