Form 10-Q
period 2017-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2017-08-02
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, there were 25,265,748 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$271,655	$123,890
Short-term investments	7,920	4,313
Restricted cash	11,092	14,360
Accounts receivable, net of allowance of $965 and $997, respectively	165,013	166,486
Prepaid maintenance	1,899	4,418
Prepaid expenses and other current assets	52,927	44,603
Total current assets	510,506	358,070
Property and Equipment
Flight equipment	4,156,460	3,886,714
Ground equipment	72,167	68,688
Less: accumulated depreciation	(636,189)	(568,946)
Flight equipment modifications in progress	223,489	154,226
Property and equipment, net	3,815,927	3,540,682
Other Assets
Long-term investments and accrued interest	23,008	27,951
Deferred costs and other assets	232,748	204,647
Intangible assets, net and goodwill	111,104	116,029
Total Assets	$4,693,293	$4,247,379

Liabilities and Equity
Current Liabilities
Accounts payable	$80,882	$59,543
Accrued liabilities	406,440	320,887
Current portion of long-term debt and capital lease	196,136	184,748
Total current liabilities	683,458	565,178
Other Liabilities
Long-term debt and capital lease	1,949,983	1,666,663
Deferred taxes	307,962	298,165
Financial instruments and other liabilities	158,588	200,035
Total other liabilities	2,416,533	2,164,863
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,063,328 and 29,633,605 shares issued, 25,265,748 and 25,017,242 shares outstanding (net of treasury stock), as of June 30, 2017 and December 31, 2016, respectively	301	296
Additional paid-in-capital	703,987	657,082
Treasury stock, at cost; 4,797,580 and 4,616,363 shares, respectively	(192,755)	(183,119)
Accumulated other comprehensive loss	(4,491)	(4,993)
Retained earnings	1,086,260	1,048,072
Total stockholders’ equity	1,593,302	1,517,338
Total Liabilities and Equity	$4,693,293	$4,247,379

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Operating Revenue	$517,366	$443,272	$992,761	$861,887

Operating Expenses
Salaries, wages and benefits	111,488	101,542	215,575	195,387
Aircraft fuel	83,486	61,353	165,918	124,573
Maintenance, materials and repairs	64,769	55,435	137,585	112,459
Depreciation and amortization	40,986	37,208	78,880	72,213
Aircraft rent	33,792	36,723	69,865	73,760
Travel	34,891	32,010	67,249	62,333
Passenger and ground handling services	23,573	22,019	48,696	42,898
Navigation fees, landing fees and other rent	25,255	18,777	43,790	40,751
Gain on disposal of aircraft	(93)	-	(147)	-
Special charge	-	-	-	6,631
Transaction-related expenses	1,396	16,788	2,312	17,581
Other	39,345	40,593	80,523	72,420
Total Operating Expenses	458,888	422,448	910,246	821,006

Operating Income	58,478	20,824	82,515	40,881

Non-operating Expenses (Income)
Interest income	(1,342)	(1,405)	(2,598)	(3,009)
Interest expense	24,670	20,938	46,194	42,240
Capitalized interest	(1,931)	(690)	(3,711)	(1,047)
Loss on early extinguishment of debt	-	-	-	132
Unrealized gain on financial instruments	(13,763)	(26,475)	(8,550)	(26,475)
Other expense (income)	1,061	48	809	(192)
Total Non-operating Expenses (Income)	8,695	(7,584)	32,144	11,649

Income from continuing operations before income taxes	49,783	28,408	50,371	29,232
Income tax expense	10,739	7,489	11,292	7,842

Income from continuing operations, net of taxes	39,044	20,919	39,079	21,390

Loss from discontinued operations, net of taxes	(105)	(345)	(891)	(345)

Net Income	$38,939	$20,574	$38,188	$21,045

Earnings (loss) per share from continuing operations:
Basic	$1.55	$0.84	$1.55	$0.86

Diluted	$0.92	$(0.26)	$1.13	$(0.24)

Loss per share from discontinued operations:
Basic	$(0.00)	$(0.01)	$(0.04)	$(0.01)

Diluted	$(0.00)	$(0.01)	$(0.03)	$(0.01)

Earnings (loss) per share:
Basic	$1.54	$0.83	$1.51	$0.85

Diluted	$0.92	$(0.28)	$1.09	$(0.26)

Weighted average shares:
Basic	25,257	24,812	25,210	24,761

Diluted	26,791	25,225	26,823	25,036

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net Income	$38,939	$20,574	38,188	21,045
Other comprehensive income:
Interest rate derivatives:
Reclassification to interest expense	402	441	820	895
Income tax expense	(156)	(171)	(318)	(347)
Other comprehensive income	246	270	502	548
Comprehensive Income	$39,185	$20,844	38,690	21,593

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2017	June 30, 2016

Operating Activities:
Income from continuing operations, net of taxes	$39,079	$21,390
Less: Loss from discontinued operations, net of taxes	(891)	(345)
Net Income	38,188	21,045

Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	90,842	81,818
Accretion of debt securities discount	(604)	(650)
Provision for allowance for doubtful accounts	134	321
Special charge, net of cash payments	-	6,631
Loss on early extinguishment of debt	-	132
Unrealized gain on financial instruments	(8,550)	(26,475)
Gain on disposal of aircraft	(147)	-
Deferred taxes	11,000	7,667
Stock-based compensation expense	10,579	10,961
Changes in:
Accounts receivable	(5,204)	39,354
Prepaid expenses, current assets and other assets	(36,067)	(15,382)
Accounts payable and accrued liabilities	12,636	(78,178)
Net cash provided by operating activities	112,807	47,244
Investing Activities:
Capital expenditures	(45,237)	(27,239)
Payments for flight equipment and modifications	(226,812)	(186,213)
Acquisition of business, net of cash acquired	-	(107,498)
Proceeds from investments	1,941	7,512
Proceeds from disposal of aircraft	147	-
Net cash used for investing activities	(269,961)	(313,438)
Financing Activities:
Proceeds from debt issuance	435,325	84,790
Proceeds from revolving credit facility	150,000	-
Payment of revolving credit facility	(150,000)	-
Customer maintenance reserves and deposits received	18,062	7,187
Customer maintenance reserves paid	(6,384)	-
Proceeds from sale of convertible note warrants	38,148	-
Payments for convertible note hedges	(70,140)	-
Purchase of treasury stock	(9,636)	(4,255)
Excess tax benefit from stock-based compensation expense	-	168
Payment of debt issuance costs	(10,323)	(1,074)
Payments of debt	(93,401)	(91,208)
Net cash provided by (used for) financing activities	301,651	(4,392)
Net increase (decrease) in cash, cash equivalents and restricted cash	144,497	(270,586)
Cash, cash equivalents and restricted cash at the beginning of period	138,250	438,931
Cash, cash equivalents and restricted cash at the end of period	$282,747	$168,345

Noncash Investing and Financing Activities:

Acquisition of flight equipment included in Accounts payable and accrued liabilities	$75,668	$15,448
Acquisition of flight equipment under capital lease	$32,380	$-

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2016	$296	$(183,119)	$657,082	$(4,993)	$1,048,072	$1,517,338
Net Income	-	-	-	-	38,188	38,188
Other comprehensive income	-	-	-	502	-	502
Stock-based compensation	-	-	10,579	-	-	10,579
Purchase of 181,217 shares of treasury stock	-	(9,636)	-	-	-	(9,636)
Issuance of 429,723 shares of restricted stock	5	-	(5)	-	-	-
Equity component of convertible note, net of tax	-	-	43,248	-	-	43,248
Purchase of convertible note hedges, net of tax	-	-	(45,065)	-	-	(45,065)
Issuance of convertible note warrants	-	-	38,148	-	-	38,148
Balance at June 30, 2017	$301	$(192,755)	$703,987	$(4,491)	$1,086,260	$1,593,302

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2015	$290	$(171,844)	$625,244	$(6,063)	$1,006,556	$1,454,183
Net Income	-	-	-	-	21,045	21,045
Other comprehensive income	-	-	-	548	-	548
Stock-based compensation	-	-	10,961	-	-	10,961
Purchase of 115,362 shares of treasury stock	-	(4,255)	-	-	-	(4,255)
Issuance of 306,790 shares of restricted stock	3	-	(3)	-	-	-
Tax expense on restricted stock and stock options	-	-	(614)	-	-	(614)
Balance at June 30, 2016	$293	$(176,099)	$635,588	$(5,515)	$1,027,601	$1,481,868

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Intercompany accounts and transactions have been eliminated.  The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2016, which includes additional disclosures and a summary of our significant accounting policies.  The December 31, 2016 balance sheet data was derived from that Annual Report.  In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016, comprehensive income for the three and six months ended June 30, 2017 and 2016, cash flows for the six months ended June 30, 2017 and 2016, and shareholders’ equity as of and for the six months ended June 30, 2017 and 2016.

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

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method.  Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required.  Amortization of deferred maintenance expense included in Depreciation and amortization was $1.1 million and zero for the three months ended June 30, 2017 and June 30, 2016, respectively, and was $1.9 million and zero for the six months ended June 30, 2017 and June 30, 2016, respectively.  Deferred maintenance included within Deferred costs and other assets is as follows:

Deferred Maintenance
Balance as of December 31, 2016	$19,100
Deferred maintenance costs	24,042
Amortization of deferred maintenance	(1,902)
Balance as of June 30, 2017	$41,240

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$271,655	$123,890
Restricted cash	11,092	14,360
Total Cash, cash equivalents and restricted cash
shown in consolidated statements of cash flows	$282,747	$138,250

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for share-based compensation.  The amended guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  We adopted this amended guidance on January 1, 2017 on a prospective basis.  As a result, we recognized $1.5 million of excess tax benefits during the six months ended June 30, 2017 as a reduction of income tax expense in our consolidated statements of operations.  Excess tax benefits were previously recognized within equity.  Additionally, our consolidated statements of cash flows present such excess tax benefits, which were previously presented as a financing activity, as an operating activity.

In February 2016, the FASB amended its accounting guidance for leases.  The guidance requires a lessee to recognize assets and liabilities on the balance sheet arising from leases with terms greater than twelve months.  While lessor accounting guidance is relatively unchanged, certain amendments were made to conform with changes made to lessee accounting and amended revenue recognition guidance.  The new guidance will continue to classify leases as either finance or operating, with classification affecting the presentation and pattern of expense and income recognition, in the statement of operations.  It also requires additional quantitative and qualitative disclosures about leasing arrangements.  The amended guidance is effective as of the beginning of 2019, with early adoption permitted.  While we are still assessing the impact the amended guidance will have on our financial statements, we expect that recognizing the right-of-use asset and related lease liability will impact our balance sheet materially.  We have developed and are implementing a plan for adopting this amended guidance.

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

The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Six Months Ended
Revenue and Expenses:	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue from Polar	$108,930	$101,980	$211,158	$200,717
Ground handling and airport fees to Polar	513	321	979	624

Accounts receivable/payable as of:	June 30, 2017	December 31, 2016
Receivables from Polar	$9,702	$8,161
Payables to Polar	893	2,019

Aggregate Carrying Value of Polar Investment as of:	June 30, 2017	December 31, 2016
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

GATS

We hold a 50% interest in GATS GP (BVI) Ltd. (“GATS”), a joint venture with an unrelated third party.  As of June 30, 2017 and December 31, 2016, our investment in GATS was $21.5 million and $22.2 million, respectively.  We had Accounts payable to GATS of $0.5 million as of June 30, 2017 and $2.4 million as of December 31, 2016.

4. Southern Air Acquisition

On April 7, 2016, we completed the acquisition of Southern Air and its subsidiaries, including Southern Air Inc. and Florida West International Airways, Inc. (“Florida West”).  The acquisition of Southern Air provided us with immediate entry into 777 and 737 aircraft operating platforms, with the potential for developing additional business with existing and new customers. We believe this augments our ability to offer the broadest array of aircraft and services for domestic, regional and international operations.  For the three and six months ended June 30, 2017, we incurred Transaction-related expenses of $1.4 million and $2.3 million, respectively.  For the three and six months ended June 30, 2016, we incurred Transaction-related expenses of $13.3 million and $14.1 million, respectively.  Transaction-related expenses are primarily related to: compensation costs, including employee termination benefits; professional fees; and integration costs associated with the acquisition.

The unaudited estimated pro forma operating revenue for AAWW, including Southern Air, for the three and six months ended June 30, 2016 were $444.9 million and $889.0 million, respectively, including adjustments to conform with our accounting policies.  The earnings of Southern Air were not material for the three and six months ended June 30, 2016 and, accordingly, pro forma and actual earnings information have not been presented.

As part of integrating Southern Air, management decided and committed to pursue a plan to sell Florida West.  As a result, the financial results for Florida West were presented as a discontinued operation and the assets and liabilities of Florida West were classified as held for sale from the date of acquisition through December 31, 2016.  In February 2017, management determined that a sale was no longer likely to occur and committed to a plan to wind-down the Florida West operations.  The wind-down of operations was completed during the first quarter of 2017.

A summary of the employee termination benefit liabilities, which are expected to be paid by the first quarter of 2018, is as follows:

Employee Termination Benefits
Liability as of December 31, 2016	$1,214
Wind-down expenses	836
Cash payments	(1,528)
Liability as of June 30, 2017	$522

5. Special Charge

During the first quarter of 2016, we classified four CF6-80 engines as held for sale, recognized an impairment loss of $6.5 million and ceased depreciation on the engines.  All four of those engines were traded in during 2016.  During the fourth quarter of 2016, we classified two CF6-80 engines as held for sale, recognized an impairment loss of $3.5 million and ceased depreciation on the engines.  One of those engines was traded in during the first quarter of 2017.  The carrying value of the remaining CF6-80 engine held for sale at June 30, 2017 was $1.4 million, and of the two CF6-80 engines held for sale at December 31, 2016 was $2.8 million, which was included within Prepaid expenses and other current assets in the consolidated balance sheets.  The remaining CF6-80 engine classified as held for sale is expected to be sold during 2017.

6. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involves, among other things, CMI operation of 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases will have a term of ten years from the commencement of each lease, while the CMI operations will be for seven years from the commencement of each agreement (with an option for Amazon to extend the term to a total of ten years).  The first two aircraft were placed in service during the third quarter of 2016 and the first quarter of 2017.  The next four aircraft were placed in service during the second quarter of 2017 with the remainder expected to be placed in service by the end of 2018.

In conjunction with these agreements, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share.  A portion of the warrant, representing the right to purchase 3.75 million shares, vested immediately upon issuance of the warrant and the remainder of the warrant, representing the right to purchase 3.75 million shares, will vest in increments of 375,000 as the lease and operation of each of the 11th through 20th aircraft commences.  The warrant will be exercisable in accordance with its terms through 2021.  As of June 30, 2017, no warrants have been exercised.

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

The $92.9 million fair value of the vested portion of the warrant issued to Amazon as of May 4, 2016 was recorded as a warrant liability within Financial instruments and other liabilities (the “Amazon Warrant”).  The initial fair value of the warrant was recognized as a customer incentive asset within Deferred costs and other assets, net and is being amortized as a reduction of revenue in proportion to the amount of revenue recognized over the terms of the Dry Leases and CMI agreements.  We amortized $0.9 million and $1.3 million of the customer incentive asset for the three and six months ended June 30, 2017, respectively.  The balance of the customer incentive asset, net of amortization, was $91.0 million as of June 30, 2017 and $92.4 million as of December 31, 2016.

The Amazon Warrant liability is marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized gain on financial instruments.  We utilize a Monte Carlo simulation approach to estimate the fair value of the Amazon Warrant which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility and risk-free interest rate, among others.  We recognized a net unrealized gain of $13.8 million and $8.6 million on the Amazon Warrant during the three and six months ended June 30, 2017, respectively.  We recognized a net unrealized gain of $26.5 million on the Amazon Warrant during the three and six months ended June 30, 2016.  The fair value of the Amazon Warrant liability was $87.2 million as of June 30, 2017 and $95.8 million as of December 31, 2016.

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30, 2017	December 31, 2016
Maintenance	$140,000	$54,495
Customer maintenance reserves	93,492	81,830
Salaries, wages and benefits	40,978	55,063
U.S. class action settlement	30,000	35,000
Deferred revenue	20,877	10,298
Aircraft fuel	21,141	16,149
Other	59,952	68,052
Accrued liabilities	$406,440	$320,887

8. Debt

Term Loans and Capital Lease

We have entered into various term loans during 2017 to finance the purchase and conversion of 767-300 aircraft, and for GEnx engine performance upgrade kits and overhauls.  Each term loan requires payment of principal and interest quarterly in arrears.  Funds available under each term loan are subject to usual and customary fees, and funds drawn typically bear interest at a fixed rate based on LIBOR, plus a margin.  Each facility is guaranteed by us and subject to customary covenants and events of default.

The following table summarizes the terms and principal balances for each term loan entered into during 2017 (in millions):

	Issue	Face	Collateral	Original	Interest Rate	Interest
	Date	Value	Type	Term	Type	Rate
First 2017 Term Loan	April 2017	$20.1	767-300	91 months	Fixed	3.02%
Second 2017 Term Loan	April 2017	21.3	767-300	91 months	Fixed	3.16%
Third 2017 Term Loan	May 2017	21.5	767-300	91 months	Fixed	3.16%
Fourth 2017 Term Loan	June 2017	21.3	767-300	91 months	Fixed	3.09%
Fifth 2017 Term Loan	June 2017	21.7	767-300	91 months	Fixed	3.11%
Sixth 2017 Term Loan	June 2017	21.7	767-300	91 months	Fixed	3.11%
Seventh 2017 Term Loan	June 2017	18.7	None	58 months	Fixed	2.17%
Total		$146.3

In March 2017, we amended and extended a lease for a 747-400 freighter aircraft to June 2032 at a lower monthly lease payment.  As a result of the extension, we determined that the lease qualifies as a capital lease.  The present value of the future minimum lease payments was $32.4 million.

Convertible Notes

In May 2017, we issued $289.0 million aggregate principal amount of convertible senior notes (the “2017 Convertible Notes”) in an underwritten public offering.  The Convertible Notes are senior unsecured obligations and accrue interest payable semiannually on June 1 and December 1 of each year at a fixed rate of 1.875%.  The 2017 Convertible Notes will mature on June 1, 2024, unless earlier converted or repurchased pursuant to their terms.

We used the majority of the net proceeds in May 2017 to repay $150.0 million then outstanding under our revolving credit facility and to fund the cost of the convertible note hedges described below.

Each $1,000 of principal of the 2017 Convertible Notes will initially be convertible into 16.3713 shares of our common stock, which is equal to an initial conversion price of $61.08 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest, except in certain limited circumstances. Upon the occurrence of a “make-whole fundamental change,” we will, in certain circumstances, increase the conversion rate by a number of additional shares of our common stock for the 2017 Convertible Notes converted in connection with such “make-whole fundamental change”. Additionally, if we undergo a “fundamental change,” a holder will have the option to require us to repurchase all or a portion of its 2017 Convertible Notes for cash at a price equal to 100% of the principal amount of the 2017 Convertible Notes being repurchased plus any accrued and unpaid interest through, but excluding, the fundamental change repurchase date.

In connection with the offering of the 2017 Convertible Notes, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of 4,731,306 shares of our common stock at a price of $61.08 per share.  The total cost of the convertible note hedge transactions was $70.1 million. In addition, we sold warrants to the option counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of 4,731,306 shares of our common stock at a price of $92.20.  We received $38.1 million in cash proceeds from the sale of these warrants.

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any economic dilution from the conversion of the 2017 Convertible Notes when the stock price is below $92.20 per share and to effectively increase the overall conversion price from $61.08 to $92.20 per share.  However, for purposes of the computation of diluted earnings per share in accordance with GAAP, dilution will occur when the average share price of our common stock for a given period exceeds the conversion price of the 2017 Convertible Notes, which initially is equal to $61.08 per share.  The $32.0 million net cost incurred in connection with the convertible note hedges and warrants was recorded as a reduction to additional paid-in capital, net of tax, in the consolidated balance sheet.

On or after September 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its 2017 Convertible Notes.

Upon conversion, the 2017 Convertible Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.  Our current intent and policy is to settle conversions with a combination of cash and shares of common stock with the principal amount of the 2017 Convertible Notes paid in cash.

Holders may only convert their 2017 Convertible Notes at their option at any time prior to September 1, 2023, under the following circumstances:

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

We separately account for the liability and equity components of convertible notes.  The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated conversion feature, assuming our nonconvertible unsecured debt borrowing rate.  The carrying value of the equity component, the conversion option, which is recognized as additional paid-in-capital, net of tax, creates a debt discount on the convertible notes.  The debt discount was determined by deducting the relative fair value of the liability component from the proceeds of the convertible notes and is amortized to interest expense using an effective interest rate of 6.14% over the term of the 2017 Convertible Notes.  The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

The debt issuance costs related to the issuance of the 2017 Convertible Notes were allocated to the liability and equity components based on their relative values, as determined above.  Total debt issuance costs were $7.5 million, of which $5.7 million was allocated to the liability component and $1.8 million was allocated to the equity component. The debt issuance costs allocated to the liability component are amortized to interest expense using the effective interest method over the term of the 2017 Convertible Notes.

In June 2015, we issued $224.5 million aggregate principal amount of convertible senior notes (the “2015 Convertible Notes”) in an underwritten public offering.  The 2015 Convertible Notes are senior unsecured obligations and accrue interest payable semiannually on June 1 and December 1 of each year at a fixed rate of 2.25%.  The 2015 Convertible Notes will mature on June 1, 2022, unless earlier converted or repurchased pursuant to their terms.

As of June 30, 2017, the 2017 Convertible Notes and the 2015 Convertible Notes consisted of the following:

	2017 Convertible Note	2015 Convertible Note
Remaining life in months	83	59
Liability component:
Gross proceeds	$289,000	$224,500
Less: debt discount, net of amortization	(69,271)	(39,587)
Less: debt issuance cost, net of amortization	(5,592)	(3,799)
Net carrying amount	$214,137	$181,114

Equity component (1)	$70,140	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of June 30, 2017.

The following table presents the amount of interest expense recognized related to the 2017 Convertible Notes and the 2015 Convertible Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Contractual interest coupon	$1,850	$1,263	$3,113	$2,526
Amortization of debt discount	2,567	1,592	4,238	3,159
Amortization of debt issuance costs	251	168	424	335
Total interest expense recognized	$4,668	$3,023	$7,775	$6,020

Revolving Credit Facility

In December 2016, we entered into a three-year $150.0 million secured revolving credit facility (the “Revolver”) for general corporate purposes, including financing the acquisition and conversion of 767 aircraft prior to obtaining permanent financing for the converted aircraft.  There were no amounts outstanding and we had $142.0 million of unused availability under the Revolver, based on the collateral borrowing base, as of June 30, 2017.

9. Commitments

Equipment Purchase Commitments

As of June 30, 2017, our estimated payments remaining for flight equipment purchase commitments are $176.2 million, of which $105.7 million are expected to be made during the remainder of 2017.

10. Income Taxes

Our effective income tax rates were 21.6% and 26.4% for the three months ended June 30, 2017 and 2016, respectively.  Our effective income tax rates were 22.4% and 26.8% for the six months ended June 30, 2017 and 2016, respectively.  The effective income tax rates for the three and six months ended June 30, 2017 differed from the U.S. statutory rate primarily due to nontaxable changes in the value of the Amazon Warrant liability (see Note 6 to our Financial Statements).  In addition, the effective income tax rate for the six months ended June 30, 2017 differed from the U.S. statutory rate due to the impact of the 2017 adoption of the amended accounting guidance for share-based compensation which requires that excess tax benefits associated with share-based compensation be recognized within income tax expense in our consolidated statement of operations.  The effective income tax rate for the three and six months ended June 30, 2016 differed from the U.S. federal statutory rate primarily due to nondeductible acquisition-related expenses incurred in connection with the acquisition of Southern Air (see Note 4 to our Financial Statements).  The effective rates for all periods were impacted by our assertion to indefinitely reinvest the net earnings of foreign subsidiaries outside the U.S.  For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

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

Term loans and notes consist of term loans, notes guaranteed by the Export-Import Bank of the United States (“Ex-Im Bank”), the Revolver and EETCs. The fair values of these debt instruments are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair value of our convertible notes is based on unadjusted quoted market prices for these securities.

The fair value of the Amazon Warrant is based on a Monte Carlo simulation which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility, and risk-free interest rate, among others.

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	June 30, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$271,655	$271,655	$271,655	$-	$-
Short-term investments	7,920	7,920	-	-	7,920
Restricted cash	11,092	11,092	11,092	-	-
Long-term investments and accrued interest	23,008	27,146	-	-	27,146
	$313,675	$317,813	$282,747	$-	$35,066

Liabilities
Term loans and notes	$1,719,099	$1,799,266	$-	$-	$1,799,266
Convertible notes	395,251	548,851	548,851	-	-
Amazon Warrant	87,225	87,225	-	87,225	-
	$2,201,575	$2,435,342	$548,851	$87,225	$1,799,266

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$123,890	$123,890	$123,890	$-	$-
Short-term investments	4,313	4,313	-	-	4,313
Restricted cash	14,360	14,360	14,360	-	-
Long-term investments and accrued interest	27,951	33,161	-	-	33,161
	$170,514	$175,724	$138,250	$-	$37,474

Liabilities
Term loans and notes	$1,674,013	$1,739,744	$-	$-	$1,739,744
Convertible notes	177,398	228,429	228,429	-	-
Amazon Warrant	95,775	95,775	-	95,775	-
	$1,947,186	$2,063,948	$228,429	$95,775	$1,739,744

The following table presents the carrying value, gross unrealized gain (loss) and fair value of our long-term investments and accrued interest by contractual maturity as of:

	June 30, 2017			December 31, 2016
	Carrying Value	Gross Unrealized Gain	Fair Value	Carrying Value	Gross Unrealized Gain	Fair Value

Debt securities
Due after one but within five years	$23,008	$4,138	$27,146	$27,951	$5,210	$33,161
Total	$23,008	$4,138	$27,146	$27,951	$5,210	$33,161

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income from continuing operations before income taxes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Operating Revenue:
ACMI	$229,179	$211,722	$429,873	$394,462
Charter	255,820	202,451	499,718	404,754
Dry Leasing	28,560	25,066	55,317	53,258
Customer incentive asset amortization	(898)	-	(1,343)	-
Other	4,705	4,033	9,196	9,413
Total Operating Revenue	$517,366	$443,272	$992,761	$861,887

Direct Contribution:
ACMI	$53,524	$45,490	$89,487	$70,230
Charter	36,884	24,856	54,070	45,633
Dry Leasing	9,661	6,878	19,384	17,286
Total Direct Contribution for Reportable Segments	100,069	77,224	162,941	133,149

Unallocated income and expenses, net	(62,746)	(58,503)	(118,955)	(106,048)
Loss on early extinguishment of debt	-	-	-	(132)
Unrealized gain on financial instruments	13,763	26,475	8,550	26,475
Special charge	-	-	-	(6,631)
Transaction-related expenses	(1,396)	(16,788)	(2,312)	(17,581)
Gain on disposal of aircraft	93	-	147	-
Income from continuing operations before income taxes	49,783	28,408	50,371	29,232

Add back (subtract):
Interest income	(1,342)	(1,405)	(2,598)	(3,009)
Interest expense	24,670	20,938	46,194	42,240
Capitalized interest	(1,931)	(690)	(3,711)	(1,047)
Loss on early extinguishment of debt	-	-	-	132
Unrealized gain on financial instruments	(13,763)	(26,475)	(8,550)	(26,475)
Other expense (income)	1,061	48	809	(192)
Operating Income	$58,478	$20,824	$82,515	$40,881

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the U.S. Military Air Mobility Command (the “AMC”), Polar and DHL (see Note 3 for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from the AMC was $140.7 million for the three months ended June 30, 2017 and $119.6 million for the three months ended June 30, 2016.  Revenue from the AMC was $272.6 million for the six months ended June 30, 2017 and $230.7 million for the six months ended June 30, 2016.  Revenue from DHL was $61.6 million for the three months ended June 30, 2017 and $47.0 million for the three months ended June 30, 2016.  Revenue from DHL was $116.5 million for the six months ended June 30, 2017 and $70.6 million for the six months ended June 30, 2016.  We have not experienced any credit issues with either of these customers.

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

After we completed the acquisition of Southern Air in April 2016, we informed the IBT of our intention to pursue (and we have been pursuing) a complete operational merger of Atlas and Southern Air.  Pursuant to the merger provisions in both the Atlas and Southern Air CBAs, joint negotiations for a single CBA for Atlas and Southern Air should commence promptly.  Further to this process, once a seniority list is presented to us by the unions, it triggers an agreed-upon time frame to negotiate a new joint CBA with any unresolved issues submitted to binding arbitration.  After the merger process began, the IBT filed an application for mediation with the National Mediation Board (“NMB”) on behalf of the Atlas pilots, and subsequently the IBT filed a similar application on behalf of Southern Air pilots.  We have opposed both mediation applications as they are not in accordance with the merger provisions in the parties’ existing CBAs.  The Atlas and Southern Air CBAs have a defined and streamlined process for negotiating a joint CBA when a merger occurs, as in the case with the Atlas and Southern Air merger.  The NMB conducted a pre-mediation investigation on the IBT’s Atlas application in June 2016, which is currently pending (along with the IBT’s Southern Air application).  Due to a lack of meaningful progress in such merger discussions, in February 2017, we filed a lawsuit against the IBT to compel arbitration on the issue of whether the merger provisions in Atlas and Southern Air's CBAs apply to the bargaining process. While this lawsuit is pending in the Southern District Court of New York, the Company and the IBT have reached an interim agreement on a process to proceed with negotiations for a new joint CBA.  These negotiations commenced on July 6, 2017.

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

In the United Kingdom, several groups of named claimants have brought suit against British Airways in connection with the same alleged pricing practices at issue in the proceedings described above and are seeking damages allegedly arising from that conduct.  British Airways has filed claims in the lawsuit against Old Polar and a number of air cargo carriers for contribution should British Airways be found liable to claimants.  Old Polar’s formal statement of defense was filed on March 2, 2015.  On October 14, 2015, the U.K. Court of Appeal released decisions favorable to the defendant and contributory defendants on two matters under appeal.  Permission was sought to appeal the U.K. Court of Appeal's decisions to the U.K. Supreme Court.  Permission was denied.  In December 2015, certain claimants settled with British Airways removing a significant portion of the claim against British Airways and therefore reducing the potential contribution required by the other airlines, including Old Polar.  On December 16, 2015, the European General Court released decisions annulling decisions that the European Commission made against the majority of the air cargo carriers.  The European Commission did not appeal the General Court decision but has, in early 2017, reissued a revised decision to which Old Polar is, again, not an addressee.  On April 13, 2017, Old Polar and claimants represented by Hausfeld & Co. LLP (the “Hausfeld Claimants”) entered into a bilateral settlement agreement in relation to the English proceedings (the “Settlement Agreement”).  The Settlement Agreement contains a mechanism by which the Hausfeld Claimants will release Old Polar and remove from the English proceedings all claims for damages alleged by the Hausfeld Claimants to be attributable to air cargo purchases from Old Polar (and each of Old Polar’s parents, subsidiaries, affiliates, predecessors, successors, agents and assignees).  The amount of the settlement, which is tax deductible and was previously accrued for, was paid during the second quarter of 2017 and did not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

In the Netherlands, Stichting Cartel Compensation, successor in interest to claims of various shippers, has filed suit in the district court in Amsterdam against British Airways, KLM, Martinair, Air France, Lufthansa and Singapore Airlines seeking recovery for damages purportedly arising from the same pricing practices at issue in the proceedings described above.  In response, British Airways, KLM, Martinair, Air France and Lufthansa filed third-party indemnification lawsuits against Old Polar and Polar seeking indemnification in the event the defendants are found to be liable in the main proceedings.  Old Polar and Polar entered their initial court appearances on September 30, 2015.  Various procedural issues are undergoing court review.  Like the U.K. proceedings, the Netherlands proceedings are likely to be affected by the European Commission’s revised decision.  We are unable to reasonably predict the outcome of the litigation. If the Company, Old Polar or Polar were to incur an unfavorable outcome in connection with this proceeding, such outcome may have a material adverse impact on our business, financial condition, results of operations or cash flows.  We are unable to reasonably estimate a range of possible loss for this matter at this time.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $9.2 million in aggregate based on June 30, 2017 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $5.0 million as of June 30, 2017 and December 31, 2016, and is included in Deferred costs and other assets.

We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Accruals

As of June 30, 2017, the Company had an accrual of $30.0 million related to the U.S. class action settlement that was recognized in 2015.

Other

We have certain other contingencies incident to the ordinary course of business.  Management believes that the ultimate disposition of such other contingencies is not expected to materially affect our financial condition, results of operations or cash flows.

14. Earnings Per Share

Basic earnings per share (“EPS”) represents income (loss) divided by the weighted average number of common shares outstanding during the measurement period.  Diluted EPS represents income (loss) divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method.  Anti-dilutive shares related to warrants and stock options that were out of the money and excluded were 7.8 million for the three and six months ended June 30, 2017 and were 3.0 million for the three and six months ended June 30, 2016.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Six Months Ended
Numerator:	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income from continuing operations, net of taxes	$39,044	$20,919	$39,079	$21,390
Less: Unrealized gain on financial instruments, net of tax	(14,293)	(27,513)	(8,869)	(27,513)
Diluted income (loss) from continuing operations, net of tax	$24,751	$(6,594)	$30,210	$(6,123)

Denominator:
Basic EPS weighted average shares outstanding	25,257	24,812	25,210	24,761
Effect of dilutive warrant	1,081	273	1,096	137
Effect of dilutive stock options and restricted stock	453	140	517	138
Diluted EPS weighted average shares outstanding	26,791	25,225	26,823	25,036

Earnings (loss) per share from continuing operations:
Basic	$1.55	$0.84	$1.55	$0.86
Diluted	$0.92	$(0.26)	$1.13	$(0.24)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.01)	$(0.04)	$(0.01)
Diluted	$(0.00)	$(0.01)	$(0.03)	$(0.01)
Earnings (loss) per share:
Basic	$1.54	$0.83	$1.51	$0.85
Diluted	$0.92	$(0.28)	$1.09	$(0.26)

The calculation of EPS does not include restricted share units and warrants in which performance or market conditions were not satisfied of 7.6 million for the three and six months ended June 30, 2017 and 7.9 million for three and six months ended June 30, 2016.

15. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2015	$(6,072)	$9	$(6,063)
Reclassification to interest expense	895	-	895
Tax effect	(347)	-	(347)
Balance as of June 30, 2016	$(5,524)	$9	$(5,515)

Balance as of December 31, 2016	$(5,002)	$9	$(4,993)
Reclassification to interest expense	820	-	820
Tax effect	(318)	-	(318)
Balance as of June 30, 2017	$(4,500)	$9	$(4,491)

Interest Rate Derivatives

As of June 30, 2017, there was $7.3 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt.  Net realized losses reclassified into earnings were $0.4 million for the three months ended June 30, 2017 and 2016, respectively.  Net realized losses reclassified into earnings were $0.8 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.  Net realized losses expected to be reclassified into earnings within the next 12 months are $1.6 million as of June 30, 2017.

16. Subsequent Events

In July 2017, we borrowed $12.5 million related to the purchase of a 767-300 aircraft under a sixty-month term loan (the “Eighth 2017 Term Loan”).  The Eighth 2017 Term Loan, which is secured by a mortgage against the aircraft, contains customary covenants and events of default and accrues interest at a fixed rate of 3.62%, with principal and interest payable monthly.

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

•

CMI, which is part of our ACMI business segment, whereby we provide outsourced cargo and passenger aircraft operating solutions, generally including the provision of crew, Line Maintenance and insurance, but not the aircraft.  Customers assume fuel, demand and price risk, and are responsible for providing the aircraft (which they may lease from us) and for Heavy and Non-Heavy Maintenance, landing, navigation and most other operational fees and costs;

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

See “Business Overview” and “Business Strategy” in our 2016 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first half of 2017, compared with 2016, were impacted by the following events:

•

In February 2016, we began CMI flying for DHL a 767-300 freighter aircraft, Dry Leased from Titan, in DHL’s North American network, increasing the number of freighter aircraft in CMI service for DHL to thirteen.

•	In April 2016, we acquired Southern Air, which currently operates five 777-200LRF and five 737-400F aircraft under CMI agreements for DHL.
•

Between August 2016 and June 2017, we began CMI flying for Amazon the first six of 20 Boeing 767-300 freighter aircraft Dry Leased from Titan with the remainder expected to be placed in service by the end of 2018.

•	During the first quarter of 2017, we began flying a 747-400 freighter for Nippon Cargo Airlines on transpacific routes.
•	During the first quarter of 2017, we began flying a 747-400 freighter for Asiana Cargo on transpacific routes.
•	During the second quarter of 2017, we began ACMI flying two 747-8F aircraft for Cathay Pacific Cargo to supplement capacity on its existing route network.
•	During the second quarter of 2017, we began ACMI flying a 747-400 freighter for Yangtze River Airlines on routes between China and the United States.

During the third quarter of 2017, we entered into an ACMI agreement with Hong Kong Air Cargo to operate three 747-400 freighter aircraft.  We expect to begin flying the first aircraft in September 2017 on routes between Asia and the United States.  The other two aircraft are expected to be placed in service during 2018.

Charter results for the first half of 2017 were impacted by increased commercial cargo demand, increased cargo and passenger demand from the AMC, higher commercial cargo Yields and the temporary redeployment of 747-8F aircraft from the ACMI segment, partially offset by lower cargo and passenger rates from the AMC.

In February 2016, we began Dry Leasing one 767-300 converted freighter aircraft to DHL on a long-term basis.  In March 2016, we also Dry Leased a 737-800 passenger aircraft on a long-term basis to a customer following its scheduled return.  As described above, between August 2016 and June 2017, we began Dry Leasing six 767-300 converted freighter aircraft to Amazon on a long-term basis.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended June 30, 2017 and 2016

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the three months ended June 30:

Segment Operating Fleet	2017	2016	Inc/(Dec)
ACMI*
747-8F Cargo	7.6	7.8	(0.2)
747-400 Cargo	14.1	13.5	0.6
747-400 Dreamlifter	3.2	3.2	-
777-200 Cargo	5.0	4.7	0.3
767-300 Cargo	8.2	4.0	4.2
767-200 Cargo	9.0	9.0	-
737-400 Cargo	5.0	4.7	0.3
747-400 Passenger	1.0	1.0	-
767-200 Passenger	1.0	1.0	-
Total	54.1	48.9	5.2

Charter
747-8F Cargo	2.3	2.1	0.2
747-400 Cargo	9.7	9.2	0.5
747-400 Passenger	2.0	2.0	-
767-300 Passenger	4.7	3.3	1.4
Total	18.7	16.6	2.1

Dry Leasing
777-200 Cargo	6.0	6.0	-
767-300 Cargo	5.8	2.0	3.8
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	14.8	11.0	3.8

Less: Aircraft Dry Leased to CMI customers	(5.8)	(2.0)	(3.8)
Total Operating Average Aircraft Equivalents	81.8	74.5	7.3

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2017	2016	Inc/(Dec)	% Change
Total Block Hours**	61,288	53,312	7,976	15.0%

**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended June 30 (in thousands):

	2017	2016	Inc/(Dec)	% Change
Operating Revenue
ACMI	$229,179	$211,722	$17,457	8.2%
Charter	255,820	202,451	53,369	26.4%
Dry Leasing	28,560	25,066	3,494	13.9%
Customer incentive asset amortization	(898)	-	(898)	NM
Other	4,705	4,033	672	16.7%
Total Operating Revenue	$517,366	$443,272	$74,094	16.7%

NM represents year-over-year changes that are not meaningful.

ACMI

	2017	2016	Inc/(Dec)	% Change
ACMI Block Hours	44,819	39,862	4,957	12.4%
ACMI Revenue Per Block Hour	$5,113	$5,311	$(198)	(3.7)%

ACMI revenue increased $17.5 million, or 8.2%, primarily due to increased flying.  The increase in Block Hours was primarily driven by the startup of 767 flying for Amazon and 747-400 flying for Nippon Cargo Airlines, as well as higher aircraft utilization.  Revenue per Block Hour decreased primarily due to the impact of increased 767 and 747-400 CMI flying.

Charter

	2017	2016	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	11,288	8,671	2,617	30.2%
Passenger	4,611	4,343	268	6.2%
Total	15,899	13,014	2,885	22.2%

Charter Revenue Per Block Hour:
Cargo	$16,119	$14,848	$1,271	8.6%
Passenger	$16,020	$16,971	$(951)	(5.6%)
Charter	$16,090	$15,556	$534	3.4%

Charter revenue increased $53.4 million, or 26.4%, primarily due to an increase in Block Hours and an increase in Revenue per Block Hour.  The increase in Charter Block Hours was primarily driven by increased commercial cargo demand and increased cargo and passenger demand from the AMC.  The increase in Revenue per Block Hour primarily reflects higher Yields for commercial cargo, higher fuel prices and the impact on revenue from subcontracted Charter flights with no associated Block Hours, partially offset by lower cargo and passenger rates from the AMC.

Dry Leasing

Dry Leasing revenue increased $3.5 million, or 13.9%, primarily due to the placement of six 767-300 converted freighter aircraft with Amazon between August 2016 and June 2017.

Operating Expenses

The following table compares our Operating Expenses for the three months ended June 30 (in thousands):

	2017	2016	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$111,488	$101,542	$9,946	9.8%
Aircraft fuel	83,486	61,353	22,133	36.1%
Maintenance, materials and repairs	64,769	55,435	9,334	16.8%
Depreciation and amortization	40,986	37,208	3,778	10.2%
Aircraft rent	33,792	36,723	(2,931)	(8.0)%
Travel	34,891	32,010	2,881	9.0%
Passenger and ground handling services	23,573	22,019	1,554	7.1%
Navigation fees, landing fees and other rent	25,255	18,777	6,478	34.5%
Gain on disposal of aircraft	(93)	-	93	NM
Transaction-related expenses	1,396	16,788	(15,392)	(91.7)%
Other	39,345	40,593	(1,248)	(3.1)%
Total Operating Expenses	$458,888	$422,448

Salaries, wages and benefits increased $9.9 million, or 9.8%, primarily driven by increased flying and growth initiatives, partially offset by lower costs related to crew training.

Aircraft fuel increased $22.1 million, or 36.1%, primarily due to increased fuel consumption reflecting the increase in Charter Block Hours operated and an increase in the average fuel cost per gallon.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the three months ended June 30 were:

	2017	2016	Inc/(Dec)	% Change
Average fuel cost per gallon	$1.85	$1.68	$0.17	10.1%
Fuel gallons consumed (000s)	45,229	36,585	8,644	23.6%

Maintenance, materials and repairs increased by $9.3 million, or 16.8%, primarily reflecting $7.6 million of increased Line Maintenance expense due to increased flying.  The higher Line Maintenance primarily reflected increases of $3.6 million for 767 aircraft, $2.1 million for 747-8F aircraft and $1.6 million for 747-400 aircraft.  Heavy Maintenance expense on 747-400 aircraft increased $3.3 million primarily due to an increase in the number of C Checks and additional repairs performed, partially offset by a decrease in the number of D Checks.  Heavy Maintenance expense on 747-8F aircraft decreased $1.8 million primarily due to a decrease in the number of C Checks.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended June 30 were:

Heavy Maintenance Events	2017	2016	Inc/(Dec)
747-8F C Checks	-	2	(2)
747-400 C Checks	4	3	1
767 C Checks	1	-	1
747-400 D Checks	1	2	(1)
CF6-80 engine overhauls	1	1	-

Depreciation and amortization increased $3.8 million, or 10.2%, primarily due to additional aircraft operating in 2017.

Aircraft rent decreased $2.9 million, or 8.0%, primarily due to the amendment and extension of a lease for a 747-400 freighter aircraft to a lower monthly lease rate (see Note 8 to our Financial Statements) and a reduction in the number of spare engines leased.

Travel increased $2.9 million, or 9.0%, primarily due to increased flying, partially offset by lower rates for crewmember travel.

Passenger and ground handling services increased $1.6 million, or 7.1%, primarily due to increased Charter flying.

Navigation fees, landing fees and other rent increased $6.5 million, or 34.5%, primarily due to increased flying and an increase in purchased capacity from the subcontracting of certain Charter flights.

Transaction-related expenses in 2017 relate to the Southern Air acquisition, which primarily include professional fees and integration costs. Transaction-related expenses in 2016 relate to the Southern Acquisition and our transaction with Amazon and primarily include: compensation costs, including employee termination benefits; professional fees; and integration costs (see Notes 4 and 6 to our Financial Statements).

Other decreased $1.2 million, or 3.1%, primarily due to an accrual for legal matters in 2016 (see Note 13 to our Financial Statements), partially offset by increased commission expense on higher revenue from the AMC and the impact of growth initiatives.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended June 30 (in thousands):

	2017	2016	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(1,342)	$(1,405)	$(63)	(4.5)%
Interest expense	24,670	20,938	3,732	17.8%
Capitalized interest	(1,931)	(690)	1,241	179.9%
Unrealized gain on financial instruments	(13,763)	(26,475)	(12,712)	(48.0)%
Other expense (income)	1,061	48	1,013	NM

Interest expense increased $3.7 million, or 17.8%, primarily due to the issuance of the 2017 Convertible Notes and the financing of 767-300 aircraft purchases and conversions.

Capitalized interest increased $1.2 million, or 179.9%, primarily due to an increase in the number of 767-300 aircraft undergoing passenger-to-freighter conversion.

Unrealized gain on financial instruments represents the change in fair value of the Amazon Warrant (see Note 6 to our Financial Statements).

Income taxes.  Our effective income tax rates were 21.6% and 26.4% for the three months ended June 30, 2017 and 2016, respectively.  The effective income tax rate for the three months ended June 30, 2017 differed from the U.S. statutory rate primarily due to nontaxable changes in the value of the Amazon Warrant liability (see Note 6 to our Financial Statements).  The effective income tax rate for the three months ended June 30, 2016 differed from the U.S. federal statutory rate primarily due to nondeductible acquisition-related expenses incurred in connection with the acquisition of Southern Air (see Note 4 to our Financial Statements).  The effective rates for both periods were impacted by our assertion to indefinitely reinvest the net earnings of foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended June 30 (see Note 12 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2017	2016	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$53,524	$45,490	$8,034	17.7%
Charter	36,884	24,856	12,028	48.4%
Dry Leasing	9,661	6,878	2,783	40.5%
Total Direct Contribution	$100,069	$77,224	$22,845	29.6%

Unallocated income and expenses, net	$62,746	$58,503	$4,243	7.3%

ACMI Segment

ACMI Direct Contribution increased $8.0 million, or 17.7%, primarily due to increased flying, partially offset by higher Heavy Maintenance costs.

Charter Segment

Charter Direct Contribution increased $12.0 million, or 48.4%, primarily due to higher commercial cargo Yields, lower costs related to crew training, increased commercial cargo demand and increased cargo and passenger demand from the AMC.  Partially offsetting these items were higher Heavy Maintenance costs and lower cargo and passenger rates from the AMC.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $2.8 million, or 40.5%, primarily related to the placement of six 767-300 converted freighter aircraft with Amazon between August 2016 and June 2017, and lower interest expense due to the scheduled repayment of debt related to Dry Leased 777-200LRF aircraft.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $4.2 million, or 7.3%, primarily due to unallocated interest expense, growth initiatives and amortization of the Amazon customer incentive asset, partially offset by an accrual for legal matters in 2016.

Six Months Ended June 30, 2017 and 2016

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the six months ended June 30:

Segment Operating Fleet	2017	2016	Inc/(Dec)
ACMI*
747-8F Cargo	7.3	8.3	(1.0)
747-400 Cargo	13.4	13.1	0.3
747-400 Dreamlifter	3.1	3.0	0.1
777-200 Cargo	5.0	2.3	2.7
767-300 Cargo	7.0	3.7	3.3
767-200 Cargo	9.0	9.0	-
737-400 Cargo	5.0	2.3	2.7
747-400 Passenger	1.0	1.0	-
767-200 Passenger	1.0	1.0	-
Total	51.8	43.7	8.1

Charter
747-8F Cargo	2.6	1.6	1.0
747-400 Cargo	10.4	9.6	0.8
747-400 Passenger	2.0	2.0	-
767-300 Passenger	4.8	3.1	1.7
Total	19.8	16.3	3.5

Dry Leasing
777-200 Cargo	6.0	6.0	-
767-300 Cargo	4.7	1.7	3.0
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	13.7	10.7	3.0

Less: Aircraft Dry Leased to CMI customers	(4.7)	(1.7)	(3.0)
Total Operating Average Aircraft Equivalents	80.6	69.0	11.6
*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2017	2016	Inc/(Dec)	% Change
Total Block Hours**	116,404	95,462	20,942	21.9%
**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the six months ended June 30 (in thousands):

	2017	2016	Inc/(Dec)	% Change
Operating Revenue
ACMI	$429,873	$394,462	$35,411	9.0%
Charter	499,718	404,754	94,964	23.5%
Dry Leasing	55,317	53,258	2,059	3.9%
Customer incentive asset amortization	(1,343)	-	(1,343)	NM
Other	9,196	9,413	(217)	(2.3)%
Total Operating Revenue	$992,761	$861,887	$130,874	15.2%

ACMI

	2017	2016	Inc/(Dec)	% Change
ACMI Block Hours	83,735	69,391	14,344	20.7%
ACMI Revenue Per Block Hour	$5,134	$5,685	$(551)	(9.7)%

ACMI revenue increased $35.4 million, or 9.0%, primarily due to increased flying.  The increase in Block Hours reflects the impact from the Southern Air acquisition, the startup of 767 flying for Amazon and 747-400 flying for Nippon Cargo Airlines, as well as higher aircraft utilization.  Partially offsetting these items was the temporary redeployment of 747-8F aircraft to the Charter segment during the first quarter of 2017.  Revenue per Block Hour decreased primarily due to the impact of 777-200 and 737-400 CMI flying from the Southern Air acquisition, increased 767 and 747-400 CMI flying and the temporary redeployment of 747-8F aircraft to Charter during the first quarter of 2017.

Charter

	2017	2016	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	22,228	16,901	5,327	31.5%
Passenger	9,456	8,278	1,178	14.2%
Total	31,684	25,179	6,505	25.8%

Charter Revenue Per Block Hour:
Cargo	$15,710	$15,430	$280	1.8%
Passenger	$15,918	$17,393	$(1,475)	(8.5%)
Charter	$15,772	$16,075	$(303)	(1.9%)

Charter revenue increased $95.0 million, or 23.5%, primarily due to an increase in Block Hours.  The increase in Charter Block Hours was primarily driven by increased commercial cargo demand, increased cargo and passenger demand from the AMC and the temporary redeployment of 747-8F aircraft from the ACMI segment during the first quarter of 2017.  Revenue per Block Hour decreased primarily due to lower cargo and passenger rates from the AMC, partially offset by higher Yields for commercial cargo, higher fuel prices and the impact on revenue from subcontracted Charter flights with no associated Block Hours.

Dry Leasing

Dry Leasing revenue increased $2.1 million, or 3.9%, primarily due to the placement of six 767-300 converted freighter aircraft with Amazon between August 2016 and June 2017, and one 767-300 converted freighter aircraft with DHL in February 2016.  Partially offsetting these items was lower revenue from maintenance payments received related to the scheduled return of an aircraft during the first half of 2016.  There were no aircraft returned during the first half of 2017.  Revenue from maintenance payments is based on the maintenance condition of the aircraft at the end of the lease.

Operating Expenses

The following table compares our Operating Expenses for the six months ended June 30 (in thousands):

	2017	2016	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$215,575	$195,387	$20,188	10.3%
Aircraft fuel	165,918	124,573	41,345	33.2%
Maintenance, materials and repairs	137,585	112,459	25,126	22.3%
Depreciation and amortization	78,880	72,213	6,667	9.2%
Aircraft rent	69,865	73,760	(3,895)	(5.3)%
Travel	67,249	62,333	4,916	7.9%
Passenger and ground handling services	48,696	42,898	5,798	13.5%
Navigation fees, landing fees and other rent	43,790	40,751	3,039	7.5%
Gain on disposal of aircraft	(147)	-	147	NM
Special charge	-	6,631	(6,631)	NM
Transaction-related expenses	2,312	17,581	(15,269)	(86.8)%
Other	80,523	72,420	8,103	11.2%
Total Operating Expenses	$910,246	$821,006

Salaries, wages and benefits increased $20.2 million, or 10.3%, primarily driven by the impact of the Southern Air acquisition, growth initiatives and increased flying, partially offset by lower costs related to crew training.

Aircraft fuel increased $41.3 million, or 33.2%, primarily due to increased fuel consumption reflecting the increase in Charter Block Hours operated and an increase in the average fuel cost per gallon.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the six months ended June 30 were:

	2017	2016	Inc/(Dec)	% Change
Average fuel cost per gallon	$1.86	$1.74	$0.12	6.9%
Fuel gallons consumed (000s)	89,156	71,530	17,626	24.6%

Maintenance, materials and repairs increased by $25.1 million, or 22.3%, primarily reflecting $17.7 million of higher Line Maintenance expense due to increased flying and the Southern Air acquisition.  The higher Line Maintenance primarily reflected increases of $6.1 million for 767 aircraft, $5.0 million for 747-400 aircraft and $3.5 million for 747-8F aircraft.  Heavy Maintenance expense on 747-400 aircraft increased $15.1 million primarily due to an increase in the number of D Checks, engine overhauls and additional repairs performed, partially offset by a decrease in the number of C Checks.  Heavy Maintenance expense on 747-8F aircraft decreased $6.6 million primarily due to a decrease in unscheduled engine repairs.  Non-heavy Maintenance on 747-400 aircraft decreased $3.6 million as a result of fewer events.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the six months ended June 30 were:

Heavy Maintenance Events	2017	2016	Inc/(Dec)
747-8F C Checks	2	2	-
747-400 C Checks	6	7	(1)
767 C Checks	2	1	1
747-400 D Checks	5	3	2
CF6-80 engine overhauls	4	3	1

Depreciation and amortization increased $6.7 million, or 9.2%, primarily due to additional aircraft operating in 2017.

Aircraft rent decreased $3.9 million, or 5.3%, primarily due to the amendment and extension of a lease for a 747-400 freighter aircraft to a lower monthly lease rate (see Note 8 to our Financial Statements) and a reduction in the number of spare engines leased.

Travel increased $4.9 million, or 7.9%, primarily due to the impact of the Southern Air acquisition and increased flying, partially offset by lower rates for crewmember travel.

Passenger and ground handling services increased $5.8 million, or 13.5%, primarily due to increased Charter flying.

Navigation fees, landing fees and other rent increased $3.0 million, or 7.5%, primarily due to increased flying, partially offset by a decrease in purchased capacity from the subcontracting of certain Charter flights.

Special charge in 2016 primarily represents a $6.5 million loss on engines held for sale (see Note 5 to our Financial Statements).  We may sell additional flight equipment, which could result in additional charges in future periods.

Transaction-related expenses in 2017 relate to the Southern Air acquisition, which primarily include professional fees and integration costs.  Transaction-related expenses in 2016 relate to the Southern Acquisition and our transaction with Amazon and primarily include: compensation costs, including employee termination benefits; professional fees; and integration costs (see Notes 4 and 6 to our Financial Statements).

Other increased $8.1 million, or 11.2%, primarily due to increased commission expense on higher revenue from the AMC, the impact of the Southern Air acquisition and other growth initiatives, partially offset by an accrual for legal matters in 2016 (see Note 13 to our Financial Statements).

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the six months ended June 30 (in thousands):

	2017	2016	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(2,598)	$(3,009)	$(411)	(13.7)%
Interest expense	46,194	42,240	3,954	9.4%
Capitalized interest	(3,711)	(1,047)	2,664	NM
Loss on early extinguishment of debt	-	132	(132)	NM
Unrealized gain on financial instruments	(8,550)	(26,475)	(17,925)	(67.7)%
Other expense (income)	809	(192)	(1,001)	NM

Interest expense increased $4.0 million, or 9.4%, primarily due to the issuance of the 2017 Convertible Notes and the financing of 767-300 aircraft purchases and conversions.

Capitalized interest increased $2.7 million, primarily due to an increase in the number of 767-300 aircraft undergoing passenger-to-freighter conversion.

Unrealized gain on financial instruments represents the change in fair value of the Amazon Warrant (see Note 6 to our Financial Statements).

Income taxes.  Our effective income tax rates were 22.4% and 26.8% for the six months ended June 30, 2017 and 2016, respectively.  The effective income tax rate for the six months ended June 30, 2017 differed from the U.S. statutory rate primarily due to nontaxable changes in the value of the Amazon Warrant liability (see Note 6 to our Financial Statements) and by the impact of the 2017 adoption of the amended accounting guidance for share-based compensation which requires that excess tax benefits associated with share-based compensation be recognized within income tax expense in our consolidated statement of operations.  The effective income tax rate for the six months ended June 30, 2016 differed from the U.S. federal statutory rate primarily due to nondeductible acquisition-related expenses incurred in connection with the acquisition of Southern Air (see Note 4 to our Financial Statements).  The effective rates for both periods were impacted by our assertion to indefinitely reinvest the net earnings of foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution for our reportable segments for the six months ended June 30 (see Note 12 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2017	2016	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$89,487	$70,230	$19,257	27.4%
Charter	54,070	45,633	8,437	18.5%
Dry Leasing	19,384	17,286	2,098	12.1%
Total Direct Contribution	$162,941	$133,149	$29,792	22.4%

Unallocated income and expenses, net	$118,955	$106,048	$12,907	12.2%

ACMI Segment

ACMI Direct Contribution increased $19.3 million, or 27.4%, primarily due to the Southern Air acquisition, increased flying and lower costs related to crew training.  Partially offsetting these items were higher Heavy Maintenance costs and the temporary redeployment of 747-8F aircraft to the Charter segment during the first quarter of 2017.

Charter Segment

Charter Direct Contribution increased $8.4 million, or 18.5%, primarily due to increased commercial cargo demand, increased cargo and passenger demand from the AMC, lower costs related to crew training and higher Yields from commercial cargo.  Partially offsetting these items were higher Heavy Maintenance costs and lower cargo and passenger rates from the AMC.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $2.1 million, or 12.1%, primarily due to the placement of six 767-300 converted freighter aircraft with Amazon between August 2016 and June 2017, and one 767-300 converted freighter aircraft with DHL in February 2016, as well as lower interest expense due to the scheduled repayment of debt related to Dry Leased 777-200LRF aircraft.  Partially offsetting these items were maintenance payments received related to the scheduled return of an aircraft during the first half of 2016.  There were no aircraft returned during the first half of 2017.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $12.9 million, or 12.2%, primarily due to the impact of the Southern Air acquisition, unallocated interest expense, growth initiatives and amortization of the Amazon customer incentive asset, partially offset by an accrual for legal matters in 2016.

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

The following is a reconciliation of Income from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Three Months Ended
	June 30, 2017	June 30, 2016	Percent Change
Income from continuing operations, net of taxes	$39,044	$20,919	86.6%
Impact from:
Gain on disposal of aircraft	(93)	-
Transaction-related expenses	1,396	16,788
Accrual for legal matters and professional fees	263	6,697
Noncash expenses and income, net (a)	3,651	1,882
Unrealized gain on financial instruments (b)	(13,763)	(26,475)
Income tax effect of reconciling items	(1,383)	351
Adjusted income from continuing operations, net of taxes	$29,115	$20,162	44.4%

Weighted average diluted shares outstanding	26,791	25,225

Adjusted Diluted EPS from continuing operations, net of taxes	$1.09	$0.80	36.3%

	For the Six Months Ended
	June 30, 2017	June 30, 2016	Percent Change
Income from continuing operations, net of taxes	$39,079	$21,390	82.7%
Impact from:
Gain on disposal of aircraft	(147)	-
Special charge	-	6,631
Transaction-related expenses	2,311	17,581
Accrual for legal matters and professional fees	337	6,987
Noncash expenses and income, net (a)	6,063	3,726
Charges associated with refinancing debt	-	132
Unrealized gain on financial instruments (b)	(8,550)	(26,475)
Income tax effect of reconciling items	(1,704)	(2,066)
Adjusted income from continuing operations, net of taxes	$37,389	$27,906	34.0%

Weighted average diluted shares outstanding	26,823	25,036

Adjusted Diluted EPS from continuing operations, net of taxes	$1.39	$1.11	25.2%

(a)

Noncash expenses and income, net in 2017 are primarily related to amortization of debt discount on the convertible notes (see Note 8 to our Financial Statements) and amortization of the customer incentive asset related to the Amazon Warrant (see Note 6 to our Financial Statements).  Noncash expenses and income, net in 2016 are primarily related to amortization of debt discount on the convertible notes (see Note 8 to our Financial Statements).

(b)	Unrealized gain on financial instruments related to the Amazon Warrant (see Note 6 to our Financial Statements).

Liquidity and Capital Resources

The most significant liquidity events during the first half of 2017 were as follows:

Debt Transactions

In May 2017, we issued $289.0 million of 2017 Convertible Notes with a cash coupon of 1.875%.  In May 2017, we used the majority of the proceeds to repay $150.0 million then outstanding under the Revolver.

In June 2017, we borrowed $18.7 million related to GEnx engine performance upgrade kits and overhauls under an unsecured term loan at a fixed interest rate of 2.17%.

During the second quarter of 2017, we borrowed an aggregate of $127.6 million through six separate term loans related to the purchase and conversion of 767-300 aircraft at fixed rates ranging from 3.02% to 3.16%.

Operating Activities. Net cash provided by operating activities for the first half of 2017 was $112.8 million, compared with $47.2 million for 2016.  The increase primarily reflects an increase in earnings, excluding noncash items, and changes in the timing of working capital.

Investing Activities. Net cash used for investing activities was $270.0 million for the first half of 2017, consisting primarily of $226.8 million of payments for flight equipment and modifications, and $45.2 million of core capital expenditures, excluding flight equipment.  Payments for flight equipment and modifications during the first half of 2017 were primarily related to the purchase of 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2017 were funded through working capital and the term loans discussed above.  Net cash used for investing activities was $313.4 million for the first half of 2016, consisting primarily of $186.2 million of purchase deposits and payments for flight equipment, $107.5 million related to the Southern Acquisition, and $27.2 million of core capital expenditures, excluding flight equipment.  Partially offsetting these investing activities were $7.5 million of proceeds from investments.

Financing Activities. Net cash provided by financing activities was $301.7 million for the first half of 2017, which primarily reflected proceeds from debt issuance of $435.3 million, $38.1 million from the sale of convertible note warrants and $18.1 million of customer maintenance reserves and deposits received, partially offset by $93.4 million of payments on debt obligations and $70.1 million for the purchase of convertible note hedges.  Net cash used for financing activities was $4.4 million for the first half of 2016, which primarily reflected $91.2 million of payments on debt, partially offset by $84.8 million of proceeds from debt issuance.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund core capital expenditures for 2017, and to pay amounts due related to the settlement of the U.S. class action litigation.  Core capital expenditures for the remainder of 2017 are expected to range between $20.0 to $30.0 million, which excludes flight equipment and capitalized interest.  Our payments remaining for flight equipment purchase and conversion commitments are expected to be approximately $176.2 million, of which approximately $105.7 million is expected to be made during 2017.  We expect to finance the acquisition and conversion of this flight equipment with working capital prior to obtaining permanent financing for the converted aircraft.

We may access external sources of capital from time to time depending on our cash requirements, assessments of current and anticipated market conditions, and the after-tax cost of capital.  To that end, we filed a shelf registration statement with the SEC in May 2017 that enables us to sell a yet to be determined amount of debt and/or equity securities over the subsequent three years, depending on market conditions, our capital needs and other factors.  Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control.  Additionally, our borrowing costs are affected by market conditions and may be adversely impacted by a tightening in credit markets.

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

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the six months ended June 30, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the six months ended June 30, 2017.  For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2016 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of June 30, 2017. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended June 30, 2017, the information required in response to this Item is set forth in Note 13 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

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

Atlas Air Worldwide Holdings, Inc.

Dated: August 2, 2017	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: August 2, 2017	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Atlas Air Worldwide Holdings, Inc. Amended and Restated 2016 Incentive Plan, incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement dated April 18, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (v) Consolidated Statement of Stockholders’ Equity as of and for the six months ended June 30, 2017 and 2016 and (vi) Notes to the Unaudited Consolidated Financial Statements.