Form 10-Q
period 2017-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2017-11-07
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were 25,283,100 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$165,250	$123,890
Short-term investments	10,676	4,313
Restricted cash	11,030	14,360
Accounts receivable, net of allowance of $1,230 and $997, respectively	172,205	166,486
Prepaid maintenance	13,181	4,418
Prepaid expenses and other current assets	77,434	44,603
Total current assets	449,776	358,070
Property and Equipment
Flight equipment	4,267,704	3,886,714
Ground equipment	73,653	68,688
Less: accumulated depreciation	(670,443)	(568,946)
Flight equipment modifications in progress	228,040	154,226
Property and equipment, net	3,898,954	3,540,682
Other Assets
Long-term investments and accrued interest	19,234	27,951
Deferred costs and other assets	210,611	204,647
Intangible assets, net and goodwill	108,727	116,029
Total Assets	$4,687,302	$4,247,379

Liabilities and Equity
Current Liabilities
Accounts payable	$62,540	$59,543
Accrued liabilities	421,670	320,887
Current portion of long-term debt and capital lease	196,509	184,748
Total current liabilities	680,719	565,178
Other Liabilities
Long-term debt and capital lease	1,908,835	1,666,663
Deferred taxes	318,171	298,165
Financial instruments and other liabilities	204,408	200,035
Total other liabilities	2,431,414	2,164,863
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,090,510 and 29,633,605 shares issued, 25,283,100 and 25,017,242 shares outstanding (net of treasury stock), as of September 30, 2017 and December 31, 2016, respectively	301	296
Additional paid-in-capital	710,446	657,082
Treasury stock, at cost; 4,807,410 and 4,616,363 shares, respectively	(193,426)	(183,119)
Accumulated other comprehensive loss	(4,249)	(4,993)
Retained earnings	1,062,097	1,048,072
Total equity	1,575,169	1,517,338
Total Liabilities and Equity	$4,687,302	$4,247,379

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Operating Revenue	$535,748	$448,015	$1,528,508	$1,309,902

Operating Expenses
Salaries, wages and benefits	114,505	125,978	330,080	321,365
Aircraft fuel	74,048	65,409	239,966	189,982
Maintenance, materials and repairs	74,457	49,761	212,042	162,220
Depreciation and amortization	42,033	37,509	120,913	109,722
Travel	38,260	31,958	105,510	94,291
Aircraft rent	33,873	35,730	103,738	109,490
Navigation fees, landing fees and other rent	33,468	15,640	77,258	56,391
Passenger and ground handling services	28,491	21,673	77,187	64,571
Loss (gain) on disposal of aircraft	211	(11)	64	(11)
Special charge	-	-	-	6,631
Transaction-related expenses	1,092	3,905	3,403	21,486
Other	42,598	34,465	123,121	106,885
Total Operating Expenses	483,036	422,017	1,393,282	1,243,023

Operating Income	52,712	25,998	135,226	66,879

Non-operating Expenses (Income)
Interest income	(1,688)	(1,316)	(4,286)	(4,325)
Interest expense	26,553	21,355	72,747	63,595
Capitalized interest	(1,922)	(1,059)	(5,633)	(2,106)
Loss on early extinguishment of debt	167	-	167	132
Unrealized loss (gain) on financial instruments	44,775	1,462	36,225	(25,013)
Other income	(1,165)	(180)	(357)	(372)
Total Non-operating Expenses (Income)	66,720	20,262	98,863	31,911

Income (loss) from continuing operations before income taxes	(14,008)	5,736	36,363	34,968
Income tax expense	10,187	13,237	21,479	21,079

Income (loss) from continuing operations, net of taxes	(24,195)	(7,501)	14,884	13,889

Income (loss) from discontinued operations, net of taxes	33	(445)	(859)	(790)

Net Income (Loss)	$(24,162)	$(7,946)	$14,025	$13,099

Earnings (loss) per share from continuing operations:
Basic	$(0.96)	$(0.30)	$0.59	$0.56

Diluted	$(0.96)	$(0.30)	$0.58	$(0.49)

Earnings (loss) per share from discontinued operations:
Basic	$0.00	$(0.02)	$(0.03)	$(0.03)

Diluted	$0.00	$(0.02)	$(0.03)	$(0.03)

Earnings (loss) per share:
Basic	$(0.96)	$(0.32)	$0.56	$0.53

Diluted	$(0.96)	$(0.32)	$0.54	$(0.52)

Weighted average shares:
Basic	25,262	24,840	25,229	24,788

Diluted	25,262	24,840	25,822	25,116

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net Income (Loss)	$(24,162)	$(7,946)	$14,025	$13,099
Other comprehensive income (loss):
Interest rate derivatives:
Reclassification to interest expense	396	439	1,216	1,334
Income tax expense	(154)	(170)	(472)	(517)
Other comprehensive income	242	269	744	817
Comprehensive Income (Loss)	$(23,920)	$(7,677)	$14,769	$13,916

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016

Operating Activities:
Income (loss) from continuing operations, net of taxes	$14,884	$13,889
Less: Loss from discontinued operations, net of taxes	(859)	(790)
Net Income	14,025	13,099

Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	142,042	124,198
Accretion of debt securities discount	(892)	(968)
Provision for allowance for doubtful accounts	304	267
Special charge, net of cash payments	-	6,631
Loss on early extinguishment of debt	167	132
Unrealized loss (gain) on financial instruments	36,225	(25,013)
Loss (gain) on disposal of aircraft	64	(11)
Deferred taxes	21,106	20,794
Stock-based compensation expense	17,030	27,919
Changes in:
Accounts receivable	(12,004)	32,767
Prepaid expenses, current assets and other assets	(53,343)	(19,287)
Accounts payable and accrued liabilities	30,382	(79,684)
Net cash provided by operating activities	195,106	100,844
Investing Activities:
Capital expenditures	(66,395)	(36,872)
Payments for flight equipment and modifications	(338,524)	(237,093)
Acquisition of business, net of cash acquired	-	(107,498)
Proceeds from investments	3,247	8,843
Net cash used for investing activities	(401,672)	(372,620)
Financing Activities:
Proceeds from debt issuance	447,865	84,790
Proceeds from revolving credit facility	150,000	-
Payment of revolving credit facility	(150,000)	-
Customer maintenance reserves and deposits received	22,006	11,172
Customer maintenance reserves paid	(18,538)	-
Proceeds from sale of convertible note warrants	38,148	-
Payments for convertible note hedges	(70,140)	-
Purchase of treasury stock	(10,307)	(11,071)
Excess tax benefit from stock-based compensation expense	-	443
Payment of debt issuance costs	(11,146)	(1,078)
Payments of debt	(153,292)	(135,843)
Net cash provided by (used for) financing activities	244,596	(51,587)
Net increase (decrease) in cash, cash equivalents and restricted cash	38,030	(323,363)
Cash, cash equivalents and restricted cash at the beginning of period	138,250	438,931
Cash, cash equivalents and restricted cash at the end of period	$176,280	$115,568

Noncash Investing and Financing Activities:

Acquisition of flight equipment included in Accounts payable and accrued liabilities	$61,734	$18,510
Acquisition of flight equipment under capital lease	$32,380	$10,650

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2016	$296	$(183,119)	$657,082	$(4,993)	$1,048,072	$1,517,338
Net Income	-	-	-	-	14,025	14,025
Other comprehensive income	-	-	-	744	-	744
Stock-based compensation	-	-	17,030	-	-	17,030
Purchase of 191,047 shares of treasury stock	-	(10,307)	-	-	-	(10,307)
Issuance of 456,905 shares of restricted stock	5	-	(5)	-	-	-
Equity component of convertible note, net of tax	-	-	43,256	-	-	43,256
Purchase of convertible note hedges, net of tax	-	-	(45,065)	-	-	(45,065)
Issuance of convertible note warrants	-	-	38,148	-	-	38,148
Balance at September 30, 2017	$301	$(193,426)	$710,446	$(4,249)	$1,062,097	$1,575,169

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2015	$290	$(171,844)	$625,244	$(6,063)	$1,006,556	$1,454,183
Net Income	-	-	-	-	13,099	13,099
Other comprehensive income	-	-	-	817	-	817
Stock-based compensation	-	-	27,919	-	-	27,919
Purchase of 293,257 shares of treasury stock	-	(11,071)	-	-	-	(11,071)
Issuance of 665,747 shares of restricted stock	6	-	(6)	-	-	-
Tax expense on restricted stock and stock options	-	-	(994)	-	-	(994)
Balance at September 30, 2016	$296	$(182,915)	$652,163	$(5,246)	$1,019,655	$1,483,953

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Intercompany accounts and transactions have been eliminated.  The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2016, which includes additional disclosures and a summary of our significant accounting policies.  The December 31, 2016 balance sheet data was derived from that Annual Report.  In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016, comprehensive income for the three and nine months ended September 30, 2017 and 2016, cash flows for the nine months ended September 30, 2017 and 2016, and shareholders’ equity as of and for the nine months ended September 30, 2017 and 2016.

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

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method.  Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required.  Amortization of deferred maintenance expense included in Depreciation and amortization was $1.8 million and zero for the three months ended September 30, 2017 and September 30, 2016, respectively, and was $3.7 million and zero for the nine months ended September 30, 2017 and September 30, 2016, respectively.  Deferred maintenance included within Deferred costs and other assets is as follows:

Deferred Maintenance
Balance as of December 31, 2016	$19,100
Deferred maintenance costs	33,910
Amortization of deferred maintenance	(3,710)
Balance as of September 30, 2017	$49,300

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$165,250	$123,890
Restricted cash	11,030	14,360
Total Cash, cash equivalents and restricted cash
shown in consolidated statements of cash flows	$176,280	$138,250

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for share-based compensation.  The amended guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  We adopted this amended guidance on January 1, 2017 on a prospective basis.  As a result, we recognized $1.8 million of excess tax benefits during the nine months ended September 30, 2017 as a reduction of income tax expense in our consolidated statements of operations.  Excess tax benefits were previously recognized within equity.  Additionally, our consolidated statements of cash flows present such excess tax benefits, which were previously presented as a financing activity, as an operating activity.

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

In May 2014, the FASB amended its accounting guidance for revenue recognition.  Subsequently, the FASB has issued several clarifications and updates.  The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided.  It also requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The two permitted transition methods under the guidance are the full retrospective approach, under which the guidance is applied to all periods presented, or the modified retrospective approach, under which the guidance is applied only to the most current period presented.  While we believe the amended guidance will not have a material effect on our financial statements, we expect that revenue currently recognized based on flight departure will be recognized over time as the services are performed. In addition, we expect that revenue under certain ACMI and CMI contracts, such as revenue related to contracted minimum block hour guarantees, will be recognized in later periods and that some revenue adjustments related to meeting or exceeding on-time performance targets will be recognized in earlier periods. The implementation of our plan to adopt this amended guidance is progressing as expected and we plan to adopt the new guidance on its required effective date of January 1, 2018 using the modified retrospective approach.

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

The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Nine Months Ended
Revenue and Expenses:	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue from Polar	$105,985	$101,432	$317,144	$302,149
Ground handling and airport fees to Polar	800	424	1,926	1,048

Accounts receivable/payable as of:	September 30, 2017	December 31, 2016
Receivables from Polar	$12,426	$8,161
Payables to Polar	2,270	2,019

Aggregate Carrying Value of Polar Investment as of:	September 30, 2017	December 31, 2016
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

GATS

We hold a 50% interest in GATS GP (BVI) Ltd. (“GATS”), a joint venture with an unrelated third party.  As of September 30, 2017 and December 31, 2016, our investment in GATS was $22.1 million and $22.2 million, respectively.  We had Accounts payable to GATS of $0.3 million as of September 30, 2017 and $2.4 million as of December 31, 2016.

4. Southern Air Acquisition

On April 7, 2016, we completed the acquisition of Southern Air and its subsidiaries, including Southern Air Inc. and Florida West International Airways, Inc. (“Florida West”).  The acquisition of Southern Air provided us with immediate entry into 777 and 737 aircraft operating platforms, with the potential for developing additional business with existing and new customers. We believe this augments our ability to offer the broadest array of aircraft and services for domestic, regional and international operations.  For the three and nine months ended September 30, 2017, we incurred Transaction-related expenses of $1.1 million and $3.4 million, respectively.  For the three and nine months ended September 30, 2016, we incurred Transaction-related expenses of $3.1 million and $17.2 million, respectively.  Transaction-related expenses are primarily related to: compensation costs, including employee termination benefits; professional fees; and integration costs associated with the acquisition.

The unaudited estimated pro forma operating revenue for AAWW, including Southern Air, for the three and nine months ended September 30, 2016 was $448.0 million and $1,337.0 million, respectively, including adjustments to conform with our accounting policies.  The earnings of Southern Air were not material for the three and nine months ended September 30, 2016 and, accordingly, pro forma and actual earnings information have not been presented.

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

A summary of the employee termination benefit liabilities, which are expected to be paid by the first quarter of 2018, is as follows:

Employee Termination Benefits
Liability as of December 31, 2016	$1,214
Wind-down expenses	766
Cash payments	(1,718)
Liability as of September 30, 2017	$262

5. Special Charge

During the first quarter of 2016, we classified four CF6-80 engines as held for sale, recognized an impairment loss of $6.5 million and ceased depreciation on the engines.  All four of those engines were traded in during 2016.  During the fourth quarter of 2016, we classified two CF6-80 engines as held for sale, recognized an impairment loss of $3.5 million and ceased depreciation on the engines.  One of those engines was traded in during the first quarter of 2017.  The carrying value of the remaining CF6-80 engine held for sale at September 30, 2017 was $1.4 million, and of the two CF6-80 engines held for sale at December 31, 2016 was $2.8 million, which was included within Prepaid expenses and other current assets in the consolidated balance sheets.  The remaining CF6-80 engine classified as held for sale is expected to be sold during the fourth quarter of 2017.

6. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involves, among other things, CMI operation of 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases will have a term of ten years from the commencement of each lease, while the CMI operations will be for seven years from the commencement of each agreement (with an option for Amazon to extend the term to a total of ten years).  We placed the first seven aircraft in service between August 2016 and August 2017.  In October 2017, we began flying three additional aircraft and we expect to be operating all 20 by the end of 2018.

In conjunction with these agreements, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share.  A portion of the warrant, representing the right to purchase 3.75 million shares, vested immediately upon issuance of the warrant and the remainder of the warrant, representing the right to purchase 3.75 million shares, will vest in increments of 375,000 as the lease and operation of each of the 11th through 20th aircraft commences.  The warrant will be exercisable in accordance with its terms through 2021.  As of September 30, 2017, no warrants have been exercised.

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

The $92.9 million fair value of the vested portion of the warrant issued to Amazon as of May 4, 2016 was recorded as a warrant liability within Financial instruments and other liabilities (the “Amazon Warrant”).  This initial fair value of the warrant was also recognized as a customer incentive asset within Deferred costs and other assets, net and is being amortized as a reduction of revenue in proportion to the amount of revenue recognized over the terms of the Dry Leases and CMI agreements.  We amortized $1.5 million and $2.9 million of the customer incentive asset for the three and nine months ended September 30, 2017, respectively.  We amortized $0.2 million of the customer incentive asset for the three and nine month periods ended September 30, 2016.  The balance of the customer incentive asset, net of amortization, was $89.5 million as of September 30, 2017 and $92.4 million as of December 31, 2016.

The Amazon Warrant liability is marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized loss (gain) on financial instruments.  We utilize a Monte Carlo simulation approach to estimate the fair value of the Amazon Warrant which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility and risk-free interest rate, among others.  We recognized a net unrealized loss of $44.8 million and $36.2 million on the Amazon Warrant during the three and nine months ended September 30, 2017, respectively.  We recognized a net unrealized loss of $1.5 million and a net unrealized gain of $25.0 million on the Amazon Warrant during the three and nine months ended September 30, 2016, respectively.  The fair value of the Amazon Warrant liability was $132.0 million as of September 30, 2017 and $95.8 million as of December 31, 2016.

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2017	December 31, 2016
Maintenance	$143,941	$54,495
Customer maintenance reserves	85,256	81,830
Salaries, wages and benefits	48,879	55,063
U.S. class action settlement	30,000	35,000
Aircraft fuel	22,638	16,149
Deferred revenue	22,565	10,298
Other	68,391	68,052
Accrued liabilities	$421,670	$320,887

8. Debt

Term Loans and Capital Lease

We have entered into various term loans during 2017 to finance the purchase and passenger-to-freighter conversion of 767-300 aircraft, and for GEnx engine performance upgrade kits and overhauls.  Each term loan requires payment of principal and interest quarterly in arrears.  Funds available under each term loan are subject to usual and customary fees, and funds drawn typically bear interest at a fixed rate based on LIBOR, plus a margin.  Each facility is guaranteed by us and subject to customary covenants and events of default.

The following table summarizes the terms and principal balances for each term loan entered into during 2017 (in millions):

	Issue	Face	Collateral	Original	Interest Rate	Interest
	Date	Value	Type	Term	Type	Rate
First 2017 Term Loan	April 2017	$20.1	767-300	91 months	Fixed	3.02%
Second 2017 Term Loan	April 2017	21.3	767-300	91 months	Fixed	3.16%
Third 2017 Term Loan	May 2017	21.5	767-300	91 months	Fixed	3.16%
Fourth 2017 Term Loan	June 2017	21.3	767-300	91 months	Fixed	3.09%
Fifth 2017 Term Loan	June 2017	21.7	767-300	91 months	Fixed	3.11%
Sixth 2017 Term Loan	June 2017	21.7	767-300	91 months	Fixed	3.11%
Seventh 2017 Term Loan	June 2017	18.7	None	58 months	Fixed	2.17%
Eighth 2017 Term Loan	July 2017	12.5	767-300	60 months	Fixed	3.62%
Total		$158.8

In March 2017, we amended and extended a lease for a 747-400 freighter aircraft to June 2032 at a lower monthly lease payment.  As a result of the extension, we determined that the lease qualifies as a capital lease.  The present value of the future minimum lease payments was $32.4 million.

Private Placement Facility

In September 2017, we entered into a debt facility for up to $146.5 million through a private placement to finance the purchase and passenger-to-freighter conversion of up to six 767-300 freighter aircraft dry leased to Amazon (the “Private Placement Facility”).  The Private Placement Facility consists of six separate loans (the “Private Placement Loans”).  Each Private Placement Loan is comprised of an equipment note and an equipment term loan, both secured by the cash flows from a 767-300 freighter aircraft dry lease and the underlying aircraft.  The equipment notes require payment of principal and interest at a fixed interest rate.  The equipment term loans accrue interest, at a fixed rate, which is added to the principal balance outstanding until each equipment note is paid in full.  Subsequently, the equipment term loans require payment of principal and interest over the remaining term of the loans.  The Private Placement Loans are cross-collateralized, but not cross-defaulted, with each other and, except for certain specified events, are not cross-defaulted with other debt facilities of the Company.

In connection with entry into the Private Placement Facility, we have agreed to pay usual and customary commitment and other fees associated with this type of financing.  The Private Placement Facility is guaranteed by us and subject to customary covenants and events of default.

In October 2017, we completed the following financings for the first three aircraft under the Private Placement Facility:

	Issue	Face	Collateral	Original	Interest Rate	Interest
	Date	Value	Type	Term	Type	Rate
First 2017 Equipment Note	October 2017	$21.2	Dry Lease and 767-300	87 months	Fixed	2.93%
First 2017 Equipment Term Loan	October 2017	2.6	Dry Lease and 767-300	103 months	Fixed	4.75%
Second 2017 Equipment Note	October 2017	21.4	Dry Lease and 767-300	88 months	Fixed	2.93%
Second 2017 Equipment Term Loan	October 2017	3.2	Dry Lease and 767-300	107 months	Fixed	4.75%
Third 2017 Equipment Note	October 2017	21.2	Dry Lease and 767-300	87 months	Fixed	2.93%
Third 2017 Equipment Term Loan	October 2017	3.0	Dry Lease and 767-300	105 months	Fixed	4.75%
Total		$72.6

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

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any economic dilution from the conversion of the 2017 Convertible Notes when the stock price is below $92.20 per share and to effectively increase the overall conversion price from $61.08 to $92.20 per share.  However, for purposes of the computation of diluted earnings per share in accordance with GAAP, dilution typically occurs when the average share price of our common stock for a given period exceeds the conversion price of the 2017 Convertible Notes.  The $32.0 million net cost incurred in connection with the convertible note hedges and warrants was recorded as a reduction to additional paid-in capital, net of tax, in the consolidated balance sheet.

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

As of September 30, 2017, the 2017 Convertible Notes and the 2015 Convertible Notes consisted of the following:

	2017 Convertible Note	2015 Convertible Note
Remaining life in months	80	56
Liability component:
Gross proceeds	$289,000	$224,500
Less: debt discount, net of amortization	(67,245)	(37,862)
Less: debt issuance cost, net of amortization	(5,394)	(3,623)
Net carrying amount	$216,361	$183,015

Equity component (1)	$70,140	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of September 30, 2017.

The following table presents the amount of interest expense recognized related to the 2017 Convertible Notes and the 2015 Convertible Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Contractual interest coupon	$2,618	$1,263	$5,730	$3,788
Amortization of debt discount	3,752	1,618	7,990	4,777
Amortization of debt issuance costs	352	170	776	505
Total interest expense recognized	$6,722	$3,051	$14,496	$9,070

Revolving Credit Facility

In December 2016, we entered into a three-year $150.0 million secured revolving credit facility (the “Revolver”) for general corporate purposes, including financing the acquisition and conversion of 767 aircraft prior to obtaining permanent financing for the converted aircraft.  There were no amounts outstanding and we had $142.3 million of unused availability under the Revolver, based on the collateral borrowing base, as of September 30, 2017.

9. Commitments

Equipment Purchase Commitments

As of September 30, 2017, our estimated payments remaining for flight equipment purchase commitments are $143.8 million, of which $63.5 million are expected to be made during the remainder of 2017.

10. Income Taxes

Our effective income tax expense rates were 72.7% and 230.8% for the three months ended September 30, 2017 and 2016, respectively.  Our effective income tax expense rates were 59.1% and 60.3% for the nine months ended September 30, 2017 and 2016, respectively.  The effective income tax expense rates for the three and nine months ended September 30, 2017 differed from the U.S. statutory rate primarily due to nondeductible changes in the value of the Amazon Warrant liability (see Note 6 to our Financial Statements).  In addition, the effective income tax expense rate for the nine months ended September 30, 2017 differed from the U.S. statutory rate due to the impact of the 2017 adoption of the amended accounting guidance for share-based compensation which requires that excess tax benefits associated with share-based compensation be recognized within income tax expense in our consolidated statement of operations.  The effective income tax expense rates for the three and nine months ended September 30, 2016 differed from the U.S. federal statutory rate primarily due to nondeductible expenses resulting from a change in control, as defined under certain of the Company’s benefit plans, related to the Amazon transaction (see Note 6 to our Financial Statements). The effective rates for all periods were impacted by our assertion to indefinitely reinvest the net earnings of foreign subsidiaries outside the U.S.  For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

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

Long-term investments consist of debt securities, maturing within five years, for which we have both the ability and the intent to hold until maturity.  These investments are classified as held-to-maturity and reported at amortized cost.  The fair value of our Long-term investments is based on a discounted cash flow analysis using the contractual cash flows of the investments and a discount rate derived from unadjusted quoted interest rates for debt securities of comparable risk.  Such debt securities represent investments in Pass-Through Trust Certificates (“PTCs”) related to enhanced equipment trust certificates (“EETCs”) issued by Atlas in 1998, 1999 and 2000.

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

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	September 30, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$165,250	$165,250	$165,250	$-	$-
Short-term investments	10,676	10,676	-	-	10,676
Restricted cash	11,030	11,030	11,030	-	-
Long-term investments and accrued interest	19,234	22,442	-	-	22,442
	$206,190	$209,398	$176,280	$-	$33,118

Liabilities
Term loans and notes	$1,674,311	$1,747,582	$-	$-	$1,747,582
Convertible notes	399,377	632,740	632,740	-	-
Amazon Warrant	132,000	132,000	-	132,000	-
	$2,205,688	$2,512,322	$632,740	$132,000	$1,747,582

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$123,890	$123,890	$123,890	$-	$-
Short-term investments	4,313	4,313	-	-	4,313
Restricted cash	14,360	14,360	14,360	-	-
Long-term investments and accrued interest	27,951	33,161	-	-	33,161
	$170,514	$175,724	$138,250	$-	$37,474

Liabilities
Term loans and notes	$1,674,013	$1,739,744	$-	$-	$1,739,744
Convertible notes	177,398	228,429	228,429	-	-
Amazon Warrant	95,775	95,775	-	95,775	-
	$1,947,186	$2,063,948	$228,429	$95,775	$1,739,744

Gross unrealized gains on our long-term investments and accrued interest were $3.2 million at September 30, 2017 and $5.2 million at December 31, 2016.

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income from continuing operations before income taxes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Operating Revenue:
ACMI	$258,109	$206,310	$687,982	$600,772
Charter	243,583	212,040	743,302	616,794
Dry Leasing	30,804	25,907	86,120	79,165
Customer incentive asset amortization	(1,531)	(174)	(2,873)	(174)
Other	4,783	3,932	13,977	13,345
Total Operating Revenue	$535,748	$448,015	$1,528,508	$1,309,902

Direct Contribution:
ACMI	$51,647	$51,607	$141,134	$121,837
Charter	34,808	32,948	88,877	78,580
Dry Leasing	10,245	7,413	29,629	24,699
Total Direct Contribution for Reportable Segments	96,700	91,968	259,640	225,116

Unallocated income and expenses, net	(64,463)	(80,876)	(183,418)	(186,923)
Loss on early extinguishment of debt	(167)	-	(167)	(132)
Unrealized loss (gain) on financial instruments	(44,775)	(1,462)	(36,225)	25,013
Special charge	-	-	-	(6,631)
Transaction-related expenses	(1,092)	(3,905)	(3,403)	(21,486)
Loss (gain) on disposal of aircraft	(211)	11	(64)	11
Income (loss) from continuing operations before income taxes	(14,008)	5,736	36,363	34,968

Add back (subtract):
Interest income	(1,688)	(1,316)	(4,286)	(4,325)
Interest expense	26,553	21,355	72,747	63,595
Capitalized interest	(1,922)	(1,059)	(5,633)	(2,106)
Loss on early extinguishment of debt	167	-	167	132
Unrealized loss (gain) on financial instruments	44,775	1,462	36,225	(25,013)
Other income	(1,165)	(180)	(357)	(372)
Operating Income	$52,712	$25,998	$135,226	$66,879

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the U.S. Military Air Mobility Command (the “AMC”), Polar and DHL (see Note 3 for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from the AMC was $124.9 million for the three months ended September 30, 2017 and $116.2 million for the three months ended September 30, 2016.  Revenue from the AMC was $397.5 million for the nine months ended September 30, 2017 and $346.8 million for the nine months ended September 30, 2016.  Revenue from DHL was $62.1 million for the three months ended September 30, 2017 and $57.4 million for the three months ended September 30, 2016.  Revenue from DHL was $177.6 million for the nine months ended September 30, 2017 and $128.0 million for the nine months ended September 30, 2016.  We have not experienced any credit issues with either of these customers.

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

After we completed the acquisition of Southern Air in April 2016, we informed the IBT of our intention to pursue (and we have been pursuing) a complete operational merger of Atlas and Southern Air.  Pursuant to the merger provisions in both the Atlas and Southern Air CBAs, joint negotiations for a single CBA for Atlas and Southern Air should commence promptly.  Further to this process, once a seniority list is presented to us by the unions, it triggers an agreed-upon time frame to negotiate a new joint CBA with any unresolved issues submitted to binding arbitration.  After the merger process began, the IBT filed an application for mediation with the National Mediation Board (“NMB”) on behalf of the Atlas pilots, and subsequently the IBT filed a similar application on behalf of Southern Air pilots.  We have opposed both mediation applications as they are not in accordance with the merger provisions in the parties’ existing CBAs.  The Atlas and Southern Air CBAs have a defined and streamlined process for negotiating a joint CBA when a merger occurs, as in the case with the Atlas and Southern Air merger.  The NMB conducted a pre-mediation investigation on the IBT’s Atlas application in June 2016, which is currently pending (along with the IBT’s Southern Air application).  Due to a lack of meaningful progress in such merger discussions, in February 2017, we filed a lawsuit against the IBT to compel arbitration on the issue of whether the merger provisions in Atlas and Southern Air's CBAs apply to the bargaining process. While this lawsuit is pending in the Southern District Court of New York, the Company and the IBT have reached an interim agreement on a process to proceed with negotiations for a new joint CBA.  These negotiations commenced on July 6, 2017 and the parties have continued to meet regularly since then and bargain for a new joint CBA.

In September 2017, the Company requested the U.S. District Court for the District of Columbia (the “Court”) to issue a preliminary injunction to require the IBT to meet its obligations under the Railway Labor Act and stop the illegal intentional work slowdowns and service interruptions.  In its filing, the Company states that the IBT is engaging in unlawful, concerted work slowdowns to gain leverage in pilot contract negotiations with the Company.  The Company seeks to have the Court compel the IBT to stop the illegal work actions and return to normal operations. The hearing was completed in early November and a ruling on the preliminary injunction is expected during the fourth quarter of 2017.

We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act and may incur additional administrative expenses associated with union representation of our employees.

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

In the United Kingdom, several groups of named claimants have brought suit against British Airways in connection with the same alleged pricing practices at issue in the proceedings described above and are seeking damages allegedly arising from that conduct.  British Airways has filed claims in the lawsuit against Old Polar and a number of air cargo carriers for contribution should British Airways be found liable to claimants.  Old Polar’s formal statement of defense was filed on March 2, 2015.  On October 14, 2015, the U.K. Court of Appeal released decisions favorable to the defendant and contributory defendants on two matters under appeal.  Permission was sought to appeal the U.K. Court of Appeal's decisions to the U.K. Supreme Court.  Permission was denied.  In December 2015, certain claimants settled with British Airways removing a significant portion of the claim against British Airways and therefore reducing the potential contribution required by the other airlines, including Old Polar.  On December 16, 2015, the European General Court released decisions annulling decisions that the European Commission made against the majority of the air cargo carriers.  The European Commission did not appeal the General Court decision but has, in early 2017, reissued a revised decision to which Old Polar is, again, not an addressee.  On April 13, 2017, Old Polar and claimants represented by Hausfeld & Co. LLP (the “Hausfeld Claimants”) entered into a bilateral settlement agreement in relation to the English proceedings (the “Settlement Agreement”).  The Settlement Agreement contains a mechanism by which the Hausfeld Claimants will release Old Polar and remove from the English proceedings all claims for damages alleged by the Hausfeld Claimants to be attributable to air cargo purchases from Old Polar (and each of Old Polar’s parents, subsidiaries, affiliates, predecessors, successors, agents and assignees).  The amount of the settlement, which is tax deductible and was previously accrued for, was paid during the second quarter of 2017 and did not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.  Old Polar remains a contributory defendant in the proceedings and, as such, is subject to certain continuing evidentiary obligations.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $9.6 million in aggregate based on September 30, 2017 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $5.3 million as of September 30, 2017 and December 31, 2016, and is included in Deferred costs and other assets.

We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Accruals

As of September 30, 2017, the Company had an accrual of $30.0 million related to the U.S. class action settlement that was recognized in 2015.

Other

We have certain other contingencies incident to the ordinary course of business.  Management believes that the ultimate disposition of such other contingencies is not expected to materially affect our financial condition, results of operations or cash flows.

14. Earnings Per Share

Basic earnings per share (“EPS”) represents income (loss) divided by the weighted average number of common shares outstanding during the measurement period.  Diluted EPS represents income (loss) divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method.  Anti-dilutive shares related to warrants and stock options that were out of the money and excluded were 3.0 million for the three and nine months ended September 30, 2017 and 2016.  Anti-dilutive shares related to restricted share units and warrants that were excluded from the calculation of diluted EPS due to losses incurred were 2.2 million for the three months ended September 30, 2017 and were 0.4 million for the three months ended September 30, 2016.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Nine Months Ended
Numerator:	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Income (loss) from continuing operations, net of taxes	$(24,195)	$(7,501)	$14,884	$13,889
Less: Unrealized loss (gain) on financial instruments, net of tax	-	-	-	(26,109)
Diluted income (loss) from continuing operations, net of tax	$(24,195)	$(7,501)	$14,884	$(12,220)

Denominator:
Basic EPS weighted average shares outstanding	25,262	24,840	25,229	24,788
Effect of dilutive warrant	-	-	-	141
Effect of dilutive convertible notes	-	-	36	-
Effect of dilutive stock options and restricted stock	-	-	557	187
Diluted EPS weighted average shares outstanding	25,262	24,840	25,822	25,116

Earnings (loss) per share from continuing operations:
Basic	$(0.96)	$(0.30)	$0.59	$0.56
Diluted	$(0.96)	$(0.30)	$0.58	$(0.49)
Earnings (loss) per share from discontinued operations:
Basic	$0.00	$(0.02)	$(0.03)	$(0.03)
Diluted	$0.00	$(0.02)	$(0.03)	$(0.03)
Earnings (loss) per share:
Basic	$(0.96)	$(0.32)	$0.56	$0.53
Diluted	$(0.96)	$(0.32)	$0.54	$(0.52)

The calculation of EPS does not include restricted share units and warrants in which performance or market conditions were not satisfied of 7.6 million for the three and nine months ended September 30, 2017 and 7.5 million for three and nine months ended September 30, 2016.

15. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2015	$(6,072)	$9	$(6,063)
Reclassification to interest expense	1,334	-	1,334
Tax effect	(517)	-	(517)
Balance as of September 30, 2016	$(5,255)	$9	$(5,246)

Balance as of December 31, 2016	$(5,002)	$9	$(4,993)
Reclassification to interest expense	1,216	-	1,216
Tax effect	(472)	-	(472)
Balance as of September 30, 2017	$(4,258)	$9	$(4,249)

Interest Rate Derivatives

As of September 30, 2017, there was $6.9 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt.  Net realized losses reclassified into earnings were $0.4 million for the three months ended September 30, 2017 and 2016, respectively.  Net realized losses reclassified into earnings were $1.2 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively.  Net realized losses expected to be reclassified into earnings within the next 12 months are $1.5 million as of September 30, 2017.

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

See “Business Overview” and “Business Strategy” in our 2016 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first three quarters of 2017, compared with 2016, were impacted by the following events:

•

In February 2016, we began CMI flying for DHL a 767-300 freighter aircraft, Dry Leased from Titan, in DHL’s North American network, increasing the number of 767 freighter aircraft in CMI service for DHL to thirteen.

•	In April 2016, we acquired Southern Air, which currently operates five 777-200LRF and five 737-400F aircraft under CMI agreements for DHL.
•

Between August 2016 and August 2017, we began CMI flying for Amazon the first seven of 20 Boeing 767-300 freighter aircraft Dry Leased from Titan.  In October 2017, we began flying three additional aircraft and we expect to be operating all 20 before the end of 2018.

•

During the first quarter of 2017, we began flying a 747-400 freighter for Nippon Cargo Airlines on transpacific routes. In September 2017, we began flying a second 747-400 freighter for them on transpacific routes.

•	During the first quarter of 2017, we began flying a 747-400 freighter for Asiana Cargo on transpacific routes.
•	During the second quarter of 2017, we began ACMI flying two 747-8F aircraft for Cathay Pacific Cargo to supplement capacity on its existing route network.
•	During the second quarter of 2017, we began ACMI flying a 747-400 freighter for Suparna Airlines, formerly known as Yangtze River Airlines, on transpacific routes.
•

During the third quarter of 2017, we entered into an ACMI agreement with Hong Kong Air Cargo to operate three 747-400 freighter aircraft.  We began flying the first aircraft in September 2017 on transpacific routes.  The other two aircraft are expected to be placed in service during 2018.

•	In September 2017, we began ACMI flying a 747-400 freighter for DHL Global Forwarding on routes between the United States, Europe, and Asia.

During the third quarter of 2017, both ACMI and Charter segment results were negatively impacted by Hurricanes Irma and Harvey and work slowdowns and service interruptions for which the Company is seeking a preliminary injunction (See Note 13 to our Financial Statements).

Charter results for the first three quarters of 2017 also reflected increased commercial cargo demand, increased cargo and passenger demand from the AMC, higher commercial cargo Yields and the temporary redeployment of 747-8F aircraft from the ACMI segment, partially offset by lower cargo and passenger rates from the AMC.

During the third quarter of 2017, we entered into two operating leases for 747-400 freighter aircraft to meet increased customer demand in our ACMI and Charter businesses.  One aircraft entered service in late September and the other is expected to enter service during the fourth quarter of 2017.

In February 2016, we began Dry Leasing one 767-300 converted freighter aircraft to DHL on a long-term basis.  As described above, between August 2016 and August 2017, we began Dry Leasing seven 767-300 converted freighter aircraft to Amazon on a long-term basis.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended September 30, 2017 and 2016

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the three months ended September 30:

Segment Operating Fleet	2017	2016	Inc/(Dec)
ACMI*
747-8F Cargo	9.5	7.9	1.6
747-400 Cargo	15.1	12.9	2.2
747-400 Dreamlifter	3.1	2.8	0.3
777-200 Cargo	5.0	5.0	-
767-300 Cargo	12.2	4.6	7.6
767-200 Cargo	9.0	9.0	-
737-400 Cargo	5.0	5.0	-
747-400 Passenger	1.0	1.0	-
767-200 Passenger	1.0	1.0	-
Total	60.9	49.2	11.7

Charter
747-8F Cargo	0.5	2.1	(1.6)
747-400 Cargo	9.0	9.8	(0.8)
747-400 Passenger	1.9	2.0	(0.1)
767-300 Passenger	4.8	4.0	0.8
Total	16.2	17.9	(1.7)

Dry Leasing
777-200 Cargo	6.0	6.0	-
767-300 Cargo	8.6	2.6	6.0
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	17.6	11.6	6.0

Less: Aircraft Dry Leased to CMI customers	(8.6)	(2.6)	(6.0)
Total Operating Average Aircraft Equivalents	86.1	76.1	10.0

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2017	2016	Inc/(Dec)	% Change
Total Block Hours**	64,837	54,175	10,662	19.7%

**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended September 30 (in thousands):

	2017	2016	Inc/(Dec)	% Change
Operating Revenue
ACMI	$258,109	$206,310	$51,799	25.1%
Charter	243,583	212,040	31,543	14.9%
Dry Leasing	30,804	25,907	4,897	18.9%
Customer incentive asset amortization	(1,531)	(174)	(1,357)	NM
Other	4,783	3,932	851	21.6%
Total Operating Revenue	$535,748	$448,015	$87,733	19.6%

NM represents year-over-year changes that are not meaningful.

ACMI

	2017	2016	Inc/(Dec)	% Change
ACMI Block Hours	50,243	39,448	10,795	27.4%
ACMI Revenue Per Block Hour	$5,137	$5,230	$(93)	(1.8)%

ACMI revenue increased $51.8 million, or 25.1%, primarily due to increased flying.  The increase in Block Hours was primarily driven by the startup of 767 flying for Amazon, 747-8F flying for Cathay Pacific Cargo and 747-400 flying for Nippon Cargo Airlines, Asiana Cargo and Suparna Airlines, as well as higher aircraft utilization.  Revenue per Block Hour decreased slightly primarily due to the impact of increased 767 and 747-400 CMI flying.  In addition, ACMI revenue in the third quarter of 2017 was negatively impacted by the aforementioned labor-related operational disruptions.

Charter

	2017	2016	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	8,680	9,797	(1,117)	(11.4)%
Passenger	5,447	4,474	973	21.7%
Total	14,127	14,271	(144)	(1.0)%

Charter Revenue Per Block Hour:
Cargo	$17,660	$13,926	$3,734	26.8%
Passenger	$16,577	$16,899	$(322)	(1.9)%
Charter	$17,242	$14,858	$2,384	16.0%

Charter revenue increased $31.5 million, or 14.9%, primarily due to an increase in Revenue per Block Hour.  The increase in Revenue per Block Hour primarily reflects the impact of Charter capacity purchased from our ACMI customers that had no associated Charter Block Hours, higher fuel prices and higher commercial cargo Yields.  In addition, Charter revenue in the third quarter of 2017 was negatively impacted by Hurricanes Irma and Harvey.

Operating Expenses

The following table compares our Operating Expenses for the three months ended September 30 (in thousands):

	2017	2016	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$114,505	$125,978	$(11,473)	(9.1)%
Aircraft fuel	74,048	65,409	8,639	13.2%
Maintenance, materials and repairs	74,457	49,761	24,696	49.6%
Depreciation and amortization	42,033	37,509	4,524	12.1%
Travel	38,260	31,958	6,302	19.7%
Aircraft rent	33,873	35,730	(1,857)	(5.2)%
Navigation fees, landing fees and other rent	33,468	15,640	17,828	114.0%
Passenger and ground handling services	28,491	21,673	6,818	31.5%
Loss (gain) on disposal of aircraft	211	(11)	(200)	NM
Transaction-related expenses	1,092	3,905	(2,813)	(72.0)%
Other	42,598	34,465	8,133	23.6%
Total Operating Expenses	$483,036	$422,017

Salaries, wages and benefits decreased $11.5 million, or 9.1%, primarily driven by a 2016 change in control, as defined under certain benefit plans, related to the Amazon transaction (see Note 6 to our Financial Statements), partially offset by increased flying. In addition, crewmember costs were negatively impacted by the aforementioned labor-related operational disruptions.

Aircraft fuel increased $8.6 million, or 13.2%, primarily due to an increase in the average fuel cost per gallon.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the three months ended September 30 were:

	2017	2016	Inc/(Dec)	% Change
Average fuel cost per gallon	$1.84	$1.61	$0.23	14.3%
Fuel gallons consumed (000s)	40,275	40,718	(443)	(1.1)%

Maintenance, materials and repairs increased by $24.7 million, or 49.6%, primarily reflecting $13.3 million of increased Line Maintenance expense due to increased flying and additional repairs performed, and $10.1 million of Heavy Maintenance expense.  The higher Line Maintenance primarily reflected increases of $5.8 million for 767 aircraft, $4.9 million for 747-400 aircraft and $2.7 million for 747-8F aircraft.  Heavy Maintenance expense on 747-400 aircraft increased $4.0 million primarily due to an increase in the number of engine overhauls and additional repairs performed.  Heavy Maintenance expense on 747-8F aircraft increased $3.1 million primarily due to an increase in the number of C Checks.  Heavy Maintenance expense on 767 aircraft increased $2.9 million primarily due to an increase in the number of C Checks. Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended September 30 were:

Heavy Maintenance Events	2017	2016	Inc/(Dec)
747-8F C Checks	4	2	2
747-400 C Checks	2	2	-
767 C Checks	2	-	2
747-400 D Checks	1	1	-
CF6-80 engine overhauls	1	-	1

Depreciation and amortization increased $4.5 million, or 12.1%, primarily due to additional aircraft operating in 2017 and an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Travel increased $6.3 million, or 19.7%, primarily due to increased flying.

Aircraft rent decreased $1.9 million, or 5.2%, primarily due to the amendment and extension of a lease for a 747-400 freighter aircraft to a lower monthly lease rate (see Note 8 to our Financial Statements) and a reduction in the number of spare engines leased.

Navigation fees, landing fees and other rent increased $17.8 million, or 114.0%, primarily due to an increase in purchased capacity.

Passenger and ground handling services increased $6.8 million, or 31.5%, primarily due to increased Charter flying.

Transaction-related expenses in 2017 related to the Southern Air acquisition, which primarily included professional fees and integration costs. Transaction-related expenses in 2016 related to the Southern Air acquisition and our transaction with Amazon and primarily included: compensation costs, including employee termination benefits; professional fees; and integration costs (see Notes 4 and 6 to our Financial Statements).

Other increased $8.1 million, or 23.6%, primarily due to increased commission expense on higher revenue from the AMC, the impact of growth initiatives, and higher legal and professional fees related to our request for a preliminary injunction to stop the aforementioned labor-related operational disruptions.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended September 30 (in thousands):

	2017	2016	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(1,688)	$(1,316)	$372	28.3%
Interest expense	26,553	21,355	5,198	24.3%
Capitalized interest	(1,922)	(1,059)	863	81.5%
Loss on early extinguishment of debt	167	-	(167)	NM
Unrealized loss (gain) on financial instruments	44,775	1,462	43,313	NM
Other income	(1,165)	(180)	985	NM

Interest expense increased $5.2 million, or 24.3%, primarily due to the issuance of the 2017 Convertible Notes and the financing of 767-300 aircraft purchases and conversions.

Capitalized interest increased $0.9 million, or 81.5%, primarily due to an increase in the number of 767-300 aircraft undergoing passenger-to-freighter conversion.

Unrealized loss (gain) on financial instruments represents the change in fair value of the Amazon Warrant (see Note 6 to our Financial Statements) primarily due to changes in our common stock price.

Income taxes.  Our effective income tax expense rates were 72.7% and 230.8% for the three months ended September 30, 2017 and 2016, respectively.  The effective income tax expense rate for the three months ended September 30, 2017 differed from the U.S. statutory rate primarily due to nondeductible changes in the value of the Amazon Warrant liability (see Note 6 to our Financial Statements).  The effective income tax expense rate for the three months ended September 30, 2016 differed from the U.S. federal statutory rate primarily due to nondeductible expenses resulting from a change in control, as defined under certain of the Company’s benefit plans, related to the Amazon transaction.  The effective rates for both periods were impacted by our assertion to indefinitely reinvest the net earnings of foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended September 30 (see Note 12 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2017	2016	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$51,647	$51,607	$40	0.1%
Charter	34,808	32,948	1,860	5.6%
Dry Leasing	10,245	7,413	2,832	38.2%
Total Direct Contribution	$96,700	$91,968	$4,732	5.1%

Unallocated income and expenses, net	$64,463	$80,876	$(16,413)	(20.3)%

ACMI Segment

ACMI Direct Contribution was relatively unchanged, as the impact of increased flying was largely offset by higher Heavy and Line Maintenance costs and amortization of deferred maintenance costs.  In addition, ACMI Direct Contribution was negatively impacted by the aforementioned labor-related operational disruptions.

Charter Segment

Charter Direct Contribution increased $1.9 million, or 5.6%, primarily due to higher commercial cargo Yields, partially offset by higher Heavy Maintenance costs and the redeployment of 747-8F aircraft to the ACMI segment.  In addition, Charter Direct Contribution was negatively impacted by Hurricanes Irma and Harvey and the aforementioned labor-related operational disruptions.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $2.8 million, or 38.2%, primarily related to lower interest expense due to the scheduled repayment of debt for Dry Leased 777-200LRF aircraft and the placement of 767-300 converted freighter aircraft.

Unallocated income and expenses, net

Unallocated income and expenses, net decreased $16.4 million, or 20.3%, primarily due to a 2016 change in control, as defined under certain benefit plans, related to the Amazon transaction (see Note 6 to our Financial Statements).  Partially offsetting this item were higher costs in 2017 due to unallocated interest expense, growth initiatives, amortization of the Amazon customer incentive asset, and legal and professional fees related to our request for a preliminary injunction to stop the aforementioned labor-related operational disruptions.

Nine Months Ended September 30, 2017 and 2016

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the nine months ended September 30:

Segment Operating Fleet	2017	2016	Inc/(Dec)
ACMI*
747-8F Cargo	8.1	8.2	(0.1)
747-400 Cargo	14.0	13.0	1.0
747-400 Dreamlifter	3.1	2.9	0.2
777-200 Cargo	5.0	3.2	1.8
767-300 Cargo	8.7	4.0	4.7
767-200 Cargo	9.0	9.0	-
737-400 Cargo	5.0	3.2	1.8
747-400 Passenger	1.0	1.0	-
767-200 Passenger	1.0	1.0	-
Total	54.9	45.5	9.4

Charter
747-8F Cargo	1.9	1.8	0.1
747-400 Cargo	9.9	9.7	0.2
747-400 Passenger	2.0	2.0	-
767-300 Passenger	4.8	3.4	1.4
Total	18.6	16.9	1.7

Dry Leasing
777-200 Cargo	6.0	6.0	-
767-300 Cargo	6.0	2.0	4.0
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	15.0	11.0	4.0

Less: Aircraft Dry Leased to CMI customers	(6.0)	(2.0)	(4.0)
Total Operating Average Aircraft Equivalents	82.5	71.4	11.1
*	ACMI average fleet excludes spare aircraft provided by CMI customers.
Block Hours	2017	2016	Inc/(Dec)	% Change
Total Block Hours**	181,241	149,639	31,602	21.1%
**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the nine months ended September 30 (in thousands):

	2017	2016	Inc/(Dec)	% Change
Operating Revenue
ACMI	$687,982	$600,772	$87,210	14.5%
Charter	743,302	616,794	126,508	20.5%
Dry Leasing	86,120	79,165	6,955	8.8%
Customer incentive asset amortization	(2,873)	(174)	(2,699)	NM
Other	13,977	13,345	632	4.7%
Total Operating Revenue	$1,528,508	$1,309,902	$218,606	16.7%

ACMI

	2017	2016	Inc/(Dec)	% Change
ACMI Block Hours	133,978	108,839	25,139	23.1%
ACMI Revenue Per Block Hour	$5,135	$5,520	$(385)	(7.0)%

ACMI revenue increased $87.2 million, or 14.5%, primarily due to increased flying.  The increase in Block Hours reflects the impact from the Southern Air acquisition, the startup of 767 flying for Amazon, 747-400 flying for Nippon Cargo Airlines, Asiana Cargo and Suparna Airlines, and 747-8F flying for Cathy Pacific Cargo, as well as higher aircraft utilization.  Partially offsetting these items was the temporary redeployment of 747-8F aircraft to the Charter segment during the first quarter of 2017.  Revenue per Block Hour decreased primarily due to the impact of 777-200 and 737-400 CMI flying from the Southern Air acquisition, increased 767 and 747-400 CMI flying and the temporary redeployment of 747-8F aircraft to Charter during the first quarter of 2017.

Charter

	2017	2016	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	30,908	26,698	4,210	15.8%
Passenger	14,903	12,753	2,150	16.9%
Total	45,811	39,451	6,360	16.1%

Charter Revenue Per Block Hour:
Cargo	$16,258	$14,878	$1,380	9.3%
Passenger	$16,159	$17,218	$(1,060)	(6.2)%
Charter	$16,225	$15,634	$591	3.8%

Charter revenue increased $126.5 million, or 20.5%, primarily due to increased flying.  The increase in Charter Block Hours was primarily driven by increased commercial cargo demand, increased cargo and passenger demand from the AMC and the temporary redeployment of 747-8F aircraft from the ACMI segment during the first quarter of 2017.  Revenue per Block Hour increased primarily due to higher Yields for commercial cargo, higher fuel prices and the impact of Charter capacity purchased from our ACMI customers that had no associated Charter Block Hours, partially offset by lower cargo and passenger rates from the AMC.

Operating Expenses

The following table compares our Operating Expenses for the nine months ended September 30 (in thousands):

	2017	2016	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$330,080	$321,365	$8,715	2.7%
Aircraft fuel	239,966	189,982	49,984	26.3%
Maintenance, materials and repairs	212,042	162,220	49,822	30.7%
Depreciation and amortization	120,913	109,722	11,191	10.2%
Travel	105,510	94,291	11,219	11.9%
Aircraft rent	103,738	109,490	(5,752)	(5.3)%
Navigation fees, landing fees and other rent	77,258	56,391	20,867	37.0%
Passenger and ground handling services	77,187	64,571	12,616	19.5%
Loss (gain) on disposal of aircraft	64	(11)	(53)	NM
Special charge	-	6,631	(6,631)	NM
Transaction-related expenses	3,403	21,486	(18,083)	(84.2)%
Other	123,121	106,885	16,236	15.2%
Total Operating Expenses	$1,393,282	$1,243,023

Salaries, wages and benefits increased $8.7 million, or 2.7%, primarily driven by the impact of the Southern Air acquisition, growth initiatives and increased flying.  Partially offsetting these items were a 2016 change in control, as defined under certain benefit plans, related to the Amazon transaction (see Note 6 to our Financial Statements) and lower costs related to crew training.  In addition, crewmember costs were negatively impacted by the aforementioned labor-related operational disruptions.

Aircraft fuel increased $50.0 million, or 26.3%, primarily due to increased fuel consumption reflecting the increase in Charter Block Hours operated and an increase in the average fuel cost per gallon.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the nine months ended September 30 were:

	2017	2016	Inc/(Dec)	% Change
Average fuel cost per gallon	$1.85	$1.69	$0.16	9.5%
Fuel gallons consumed (000s)	129,420	112,248	17,172	15.3%

Maintenance, materials and repairs increased by $49.8 million, or 30.7%, primarily reflecting $31.0 million of higher Line Maintenance expense due to increased flying and additional repairs performed, the Southern Air acquisition, and $21.1 million of Heavy Maintenance expense, partially offset by a $3.0 million decrease in Non-heavy Maintenance expense on 747-400 aircraft.  The higher Line Maintenance primarily reflected increases of $11.9 million for 767 aircraft, $9.9 million for 747-400 aircraft and $6.1 million for 747-8F aircraft.  Heavy Maintenance expense on 747-400 aircraft increased $19.1 million primarily due to an increase in the number of D Checks, engine overhauls and additional repairs performed, partially offset by a decrease in the number of C Checks. Heavy Maintenance expense on 767 aircraft increased $4.2 million primarily due to an increase in the number of C Checks.  Heavy Maintenance expense on 747-8F aircraft decreased $3.4 million primarily due to a decrease in unscheduled engine repairs, partially offset by an increase in the number of C Checks.  Non-heavy Maintenance on 747-400 aircraft decreased $3.0 million as a result of fewer events.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the nine months ended September 30 were:

Heavy Maintenance Events	2017	2016	Inc/(Dec)
747-8F C Checks	6	4	2
747-400 C Checks	8	9	(1)
767 C Checks	4	1	3
747-400 D Checks	6	4	2
CF6-80 engine overhauls	5	3	2

Depreciation and amortization increased $11.2 million, or 10.2%, primarily due to additional aircraft operating in 2017 and an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Travel increased $11.2 million, or 11.9%, primarily due to the impact of the Southern Air acquisition and increased flying, partially offset by lower rates for crewmember travel.

Aircraft rent decreased $5.8 million, or 5.3%, primarily due to the amendment and extension of a lease for a 747-400 freighter aircraft to a lower monthly lease rate (see Note 8 to our Financial Statements) and a reduction in the number of spare engines leased.

Navigation fees, landing fees and other rent increased $20.9 million, or 37.0%, primarily due to an increase in purchased capacity and increased flying.

Passenger and ground handling services increased $12.6 million, or 19.5%, primarily due to increased Charter flying.

Special charge in 2016 primarily represented a $6.5 million loss on engines held for sale (see Note 5 to our Financial Statements).  We may sell additional flight equipment, which could result in additional charges in future periods.

Transaction-related expenses in 2017 related to the Southern Air acquisition, which primarily included professional fees and integration costs.  Transaction-related expenses in 2016 related to the Southern Air acquisition and our transaction with Amazon and primarily included: compensation costs, including employee termination benefits; professional fees; and integration costs (see Notes 4 and 6 to our Financial Statements).

Other increased $16.2 million, or 15.2%, primarily due to increased commission expense on higher revenue from the AMC, the impact of the Southern Air acquisition and other growth initiatives, and higher legal and professional fees related to our request for a preliminary injunction to stop the aforementioned labor-related operational disruptions.  Partially offsetting these items was an accrual for legal matters in 2016 (see Note 13 to our Financial Statements).

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the nine months ended September 30 (in thousands):

	2017	2016	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(4,286)	$(4,325)	$(39)	(0.9)%
Interest expense	72,747	63,595	9,152	14.4%
Capitalized interest	(5,633)	(2,106)	3,527	167.5%
Loss on early extinguishment of debt	167	132	35	NM
Unrealized loss (gain) on financial instruments	36,225	(25,013)	(61,238)	(244.8)%
Other income	(357)	(372)	(15)	(4.0)%

Interest expense increased $9.2 million, or 14.4%, primarily due to the issuance of the 2017 Convertible Notes and the financing of 767-300 aircraft purchases and conversions.

Capitalized interest increased $3.5 million, primarily due to an increase in the number of 767-300 aircraft undergoing passenger-to-freighter conversion.

Unrealized loss (gain) on financial instruments represents the change in fair value of the Amazon Warrant (see Note 6 to our Financial Statements) primarily due to changes in our common stock price.

Income taxes.  Our effective income tax expense rates were 59.1% and 60.3% for the nine months ended September 30, 2017 and 2016, respectively.  The effective income tax expense rate for the nine months ended September 30, 2017 differed from the U.S. statutory rate primarily due to nondeductible changes in the value of the Amazon Warrant liability (see Note 6 to our Financial Statements) and by the impact of the 2017 adoption of the amended accounting guidance for share-based compensation which requires that excess tax benefits associated with share-based compensation be recognized within income tax expense in our consolidated statement of operations.  The effective income tax expense rate for the nine months ended September 30, 2016 differed from the U.S. federal statutory rate primarily due to nondeductible expenses resulting from a change in control, as defined under certain of the Company’s benefit plans, related to the Amazon transaction.  The effective rates for both periods were impacted by our assertion to indefinitely reinvest the net earnings of foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution for our reportable segments for the nine months ended September 30 (see Note 12 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2017	2016	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$141,134	$121,837	$19,297	15.8%
Charter	88,877	78,580	10,297	13.1%
Dry Leasing	29,629	24,699	4,930	20.0%
Total Direct Contribution	$259,640	$225,116	$34,524	15.3%

Unallocated income and expenses, net	$183,418	$186,923	$(3,505)	(1.9)%

ACMI Segment

ACMI Direct Contribution increased $19.3 million, or 15.8%, primarily due to the Southern Air acquisition, increased flying and lower costs related to crew training.  Partially offsetting these items were higher Heavy and Line Maintenance costs, the amortization of deferred maintenance costs and the temporary redeployment of 747-8F aircraft to the Charter segment during the first quarter of 2017.

Charter Segment

Charter Direct Contribution increased $10.3 million, or 13.1%, primarily due to increased commercial cargo demand, increased cargo and passenger demand from the AMC, lower costs related to crew training and higher commercial cargo Yields.  Partially offsetting these items were higher Heavy Maintenance costs and lower cargo and passenger rates from the AMC.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $4.9 million, or 20.0%, primarily due to lower interest expense due to the scheduled repayment of debt related to Dry Leased 777-200LRF aircraft and the placement of 767-300 converted freighter aircraft.  Partially offsetting these items were maintenance payments received related to the scheduled return of an aircraft during the first three quarters of 2016.  There were no aircraft returned during the first three quarters of 2017.

Unallocated income and expenses, net

Unallocated income and expenses, net decreased $3.5 million, or 1.9%, primarily due to a 2016 change in control, as defined under certain benefit plans, related to the Amazon transaction (see Note 6 to our Financial Statements) and a 2016 accrual for legal matters.  Partially offsetting these items were higher costs in 2017 due to the Southern Air acquisition, unallocated interest expense, growth initiatives, amortization of the Amazon customer incentive asset, and legal and professional fees related to our request for a preliminary injunction to stop the aforementioned labor-related operational disruptions.

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

The following is a reconciliation of Income from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Three Months Ended
	September 30, 2017	September 30, 2016	Percent Change

Income (loss) from continuing operations, net of taxes	$(24,195)	$(7,501)	222.6%
Impact from:
Loss (gain) on disposal of aircraft	211	(11)
Costs associated with transactions (a)	1,355	30,074
Accrual for legal matters and professional fees	1,264	(210)
Noncash expenses and income, net (b)	5,474	2,081
Charges associated with refinancing debt	167	-
Unrealized loss (gain) on financial instruments	44,775	1,462
Income tax effect of reconciling items (c)	643	1,531
Adjusted income from continuing operations, net of taxes	$29,694	$27,426	8.3%

Weighted average diluted shares outstanding	25,262	24,840
Add: dilutive warrant	1,501	150
dilutive convertible notes	109	-
effect of convertible notes hedges (d)	(109)	-
dilutive restricted stock	636	285
Adjusted weighted average diluted shares outstanding	27,399	25,275

Adjusted Diluted EPS from continuing operations, net of taxes	$1.08	$1.09	(0.9)%

	For the Nine Months Ended
	September 30, 2017	September 30, 2016	Percent Change

Income from continuing operations, net of taxes	$14,884	$13,889	7.2%
Impact from:
Loss (gain) on disposal of aircraft	64	(11)
Special charge	-	6,631
Costs associated with transactions (a)	3,666	47,655
Accrual for legal matters and professional fees	1,600	6,777
Noncash expenses and income, net (b)	11,537	5,807
Charges associated with refinancing debt	167	132
Unrealized loss (gain) on financial instruments	36,225	(25,013)
Income tax effect of reconciling items (c)	(1,061)	(535)
Adjusted income from continuing operations, net of taxes	$67,082	$55,332	21.2%

Weighted average diluted shares outstanding	25,822	25,116
Add: dilutive warrant	1,230	-
effect of convertible note hedges (d)	(36)	-
Adjusted weighted average diluted shares outstanding	27,016	25,116

Adjusted Diluted EPS from continuing operations, net of taxes	$2.48	$2.20	12.7%

(a)

Costs associated with transactions in 2017 primarily related to our acquisition of Southern Air (see Note 4 to our Financial Statements).  Costs associated with transactions in 2016 primarily related to the Amazon transaction, including costs resulting from a change in control under certain benefit plans related to the Amazon transaction (see Note 6 to our Financial Statements), and our acquisition of Southern Air (see Note 4 to our Financial Statements).

(b)

Noncash expenses and income, net in 2017 primarily related to amortization of debt discount on the convertible notes (see Note 8 to our Financial Statements) and amortization of the customer incentive asset related to the Amazon Warrant (see Note 6 to our Financial Statements).  Noncash expenses and income, net in 2016 primarily related to amortization of debt discount on the convertible notes (see Note 8 to our Financial Statements).

(c)

Income tax effect of reconciling items is primarily impacted by a nondeductible customer incentive and nondeductible compensation expenses resulting from a change in control, as defined under certain of the Company’s benefit plans, both related to the Amazon transaction.

(d)	Impact of the economic benefit from the convertible note hedges in offsetting dilution from the convertible notes (see Note 8 to our Financial Statements).

Liquidity and Capital Resources

The most significant liquidity events during the first three quarters of 2017 were as follows:

Debt Transactions

In May 2017, we issued $289.0 million of 2017 Convertible Notes with a cash coupon of 1.875%.  In May 2017, we used the majority of the proceeds to repay $150.0 million then outstanding under the Revolver.

In June 2017, we borrowed $18.7 million related to GEnx engine performance upgrade kits and overhauls under an unsecured term loan at a fixed interest rate of 2.17%.

During the second and third quarter of 2017, we borrowed an aggregate of $140.1 million through seven separate term loans related to the purchase and passenger-to-freighter conversion of 767-300 aircraft at fixed rates ranging from 3.02% to 3.62%.

In September 2017, we entered into the Private Placement Facility to finance up to $146.5 million for the purchase and passenger-to-freighter conversion of up to six 767-300 aircraft dry leased to Amazon.  In October 2017, we borrowed $72.6 million for the first three aircraft under the facility.

Operating Activities. Net cash provided by operating activities was $195.1 million for the first three quarters of 2017, which primarily reflected $14.0 million of Net Income, noncash adjustments of $142.0 million for Depreciation and amortization and $36.2 million for Unrealized loss on financial instruments, and a $30.4 million increase in Accounts payable and accrued liabilities.  Partially offsetting these items was a $53.3 million increase in Prepaid expenses, current assets and other assets.  Net cash provided by operating activities was $100.8 million for the first three quarters of 2016, which primarily reflected $13.1 million of Net Income, noncash adjustments of $124.2 million for Depreciation and amortization and $27.9 million for Stock-based compensation expense, and a $32.8 million decrease in Accounts receivable.  Partially offsetting these items were a $79.7 million decrease in Accounts payable and accrued liabilities and a noncash adjustment of $25.0 million for Unrealized gain on financial instruments.

Investing Activities. Net cash used for investing activities was $401.7 million for the first three quarters of 2017, consisting primarily of $338.5 million of payments for flight equipment and modifications, and $66.4 million of core capital expenditures, excluding flight equipment.  Payments for flight equipment and modifications during the first three quarters of 2017 were primarily related to the purchase of 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2017 were funded through working capital and the term loans discussed above.  Net cash used for investing activities was $372.6 million for the first three quarters of 2016, consisting primarily of $237.1 million of purchase deposits and payments for flight equipment, $107.5 million related to the Southern Air acquisition, and $36.9 million of core capital expenditures, excluding flight equipment.  Partially offsetting these investing activities were $8.8 million of proceeds from investments.

Financing Activities. Net cash provided by financing activities was $244.6 million for the first three quarters of 2017, which primarily reflected proceeds from debt issuance of $447.9 million, $38.1 million from the sale of convertible note warrants and $22.0 million of customer maintenance reserves and deposits received, partially offset by $153.3 million of payments on debt obligations and $70.1 million for the purchase of convertible note hedges.  Net cash used for financing activities was $51.6 million for the first three quarters of 2016, which primarily reflected $135.8 million of payments on debt, partially offset by $84.8 million of proceeds from debt issuance.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund core capital expenditures for 2017, and to pay amounts due related to the settlement of the U.S. class action litigation.  Core capital expenditures for the remainder of 2017 are expected to range between $10.0 to $15.0 million, which excludes flight equipment and capitalized interest.  Our payments remaining for flight equipment purchase and passenger-to-freighter conversion commitments are expected to be approximately $143.8 million, of which approximately $63.5 million is expected to be made during 2017.  We expect to finance the acquisition and conversion of this flight equipment with working capital prior to obtaining permanent financing for the converted aircraft.

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

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the nine months ended September 30, 2017.  For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2016 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of September 30, 2017. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended September 30, 2017, the information required in response to this Item is set forth in Note 13 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

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

*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statement of Stockholders’ Equity as of and for the nine months ended September 30, 2017 and 2016 and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: November 7, 2017	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: November 7, 2017	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer