Form 10-K
period 2017-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2018-02-22
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16545

Atlas Air Worldwide Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4146982
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2000 Westchester Avenue, Purchase, New York	10577
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 701-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	The NASDAQ Global Select Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒ No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐ No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒ No   ☐

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☐      Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing price of Common Stock as reported on The NASDAQ Global Select Market as of June 30, 2017 was approximately $1,138.0 million. In determining this figure, the registrant has assumed that all directors, executive officers and persons known to it to beneficially own ten percent or more of such Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.  As of February 16, 2018, there were 25,434,788 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s Proxy Statement relating to the 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in Item 1A, “Risk Factors.”  Many of such factors are beyond AAWW’s control and are difficult to predict.  As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements.  Such forward-looking statements speak only as of the date of this report.  AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law and expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

PART I

ITEM 1. BUSINESS

Glossary

The following represents terms and statistics specific to our business and industry. They are used by management to evaluate and measure operations, results, productivity and efficiency.

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

C Check	“Heavy” airframe maintenance checks, which are more intensive in scope than Line Maintenance and are generally performed between 18 and 24 months depending on aircraft type.

D Check	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six and eight years depending on aircraft type.

Heavy Maintenance

Scheduled maintenance activities that are extensive in scope and are primarily based on time or usage intervals, which include, but are not limited to, C Checks, D Checks and engine overhauls.  In addition, unscheduled engine repairs involving the removal of the engine from the aircraft are considered to be Heavy Maintenance.

Line Maintenance	Maintenance events occurring during normal day-to-day operations.

Non-heavy Maintenance	Discrete maintenance activities for the overhaul and repair of specific aircraft components, including landing gear, auxiliary power units and engine thrust reversers.

Yield	The average amount a customer pays to fly one tonne of cargo one mile.

Overview

AAWW is a holding company with two wholly owned operating subsidiaries, Atlas Air, Inc. (“Atlas”) and, as of April 7, 2016, Southern Air, Inc. (“Southern Air”).  It also has a 51% economic interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”).  In addition, AAWW is the parent company of several wholly owned subsidiaries related to our dry leasing services (collectively referred to as “Titan”).  When used in this Report, the terms “we,” “us,” “our” and the “Company” refer to AAWW and all entities in our consolidated financial statements.

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

We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry.  The relative operating cost efficiency of our current 747-8F, 747-400F and 777-200LRF aircraft, including their superior fuel efficiency, range, capacity and loading capabilities, creates a compelling value proposition for our customers and positions us well in the markets we operate.  Our growing fleet of 767-300 freighter aircraft, in addition to our 737-400 freighter aircraft, are well-suited for regional and domestic operations.

We are focused on the further enhancement of our market-leading ACMI and CMI services.  We are currently the only operator offering 747-8F and 777 aircraft under ACMI and CMI agreements, and we have the flexibility to expand our fleet in response to market conditions.  We believe that our current fleet represents one of the most efficient, reliable freighter fleets in the market.  Our primary placement for our 747-8F and 747-400F aircraft continues to be long-term ACMI outsourcing contracts with high-credit-quality customers.

During 2017, we continued to expand our CMI and Dry Leasing services with the placement into service of 11 Boeing 767-300 freighter aircraft with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), under agreements which involve, among other things, the leasing and operation of 20 aircraft.  Between August 2016 and December 2017, we have placed 12 of these aircraft into service and we expect to be operating all 20 before the end of 2018.  In addition to the contracts above, our Dry Leasing business includes six 777 freighters that are Dry Leased to customers on a long-term basis.  Our Dry Leasing portfolio diversifies our business mix and enhances our predictable, long-term revenue and earnings streams.

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

ACMI. The core of our business is generally providing cargo aircraft outsourcing services to customers on an ACMI and CMI basis, in exchange for guaranteed minimum revenues at predetermined levels of operation for defined periods of time.  ACMI and CMI contracts generally provide a predictable annual revenue and cost base by minimizing the risk of fluctuations such as price, fuel and demand risk in the air cargo business.  Our revenues and most of our costs under ACMI and CMI contracts are denominated in U.S. dollars, minimizing currency risks associated with international business.

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

As a percentage of our operating revenue, ACMI segment revenue represented 45.5% in 2017, 45.4% in 2016 and 43.4% in 2015.  As a percentage of our operated Block Hours, ACMI represented 74.9% in 2017, 72.2% in 2016 and 70.9% in 2015.

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

As a percentage of our operating revenue, Charter segment revenue, which includes fuel and other operational costs, represented 48.0% in 2017, 47.9% in 2016 and 49.9% in 2015. As a percentage of our operated Block Hours, Charter represented 24.3% in 2017, 27.0% in 2016 and 28.2% in 2015.

Dry Leasing. Our Dry Leasing business provides aircraft and engines to customers, including some CMI customers, for compensation that is typically based on a fixed monthly amount (a “Dry Lease”).  This business is primarily operated by Titan, which is principally a cargo aircraft dry lessor, but also owns and manages aviation assets such as passenger narrow-body aircraft, engines and related equipment.  Titan also markets its expertise in asset management, passenger-to-freighter conversion and other aviation-related technical services.  As a percentage of our operating revenue, Dry Leasing segment revenue represented 5.6% in 2017, 5.8% in 2016 and 5.9% in 2015.

Other Revenue.  As a percentage of our operating revenue, Other revenue, which includes administrative and management support services and flight simulator training, represented 0.9% in 2017, 0.9% in 2016 and 0.8% in 2015.

DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”) holds a 49% equity interest and a 25% voting interest in Polar (see Note 3 to our Financial Statements).  AAWW owns the remaining 51% equity interest and 75% voting interest.  Under a 20-year blocked space agreement that expires in 2027 (the “BSA”), Polar provides air cargo capacity to DHL. Atlas and Polar also have a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate with the opportunity for performance premiums that escalate annually.  Under the flight services agreement, Atlas provides Polar with crew, maintenance and insurance for the aircraft.  Under separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. Deutsche Post AG ("DP") has guaranteed DHL’s (and Polar’s) obligations under the various agreements described above.  AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates.  Collectively, these agreements are referred to in this Report as the “DHL Agreements”. The DHL Agreements provide us with a minimum guaranteed annual revenue stream from aircraft that have been placed in service with Polar for DHL and other customers’ freight over the life of the agreements.  DHL provides financial support and also assumes the risks and rewards of the operations of Polar.

Combined with Polar, we provide ACMI, CMI, Charter and Dry Leasing services to support DHL’s transpacific-express, North American, intra-Asian, and global networks.  In addition, we fly between the Asia Pacific region, the Middle East and Europe on behalf of DHL and other customers.  Atlas also provides incremental charter capacity to Polar and DHL from time to time.  The following table summarizes the aircraft types and services provided to DHL as of December 31, 2017:

Aircraft	Service	Total
747-8F	ACMI	6
747-400F	ACMI	8
777-200LRF	CMI	5
767-300	CMI and Dry Leasing	4
767-200	CMI	9
737-400F	CMI	5
757-200F	Dry Leasing	1
Total		38

Amazon

In May 2016, we entered into certain agreements with Amazon, which involve, among other things, CMI operation of 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  Between August 2016 and December 2017, we have placed 12 freighter aircraft into service for Amazon and we expect to be operating all 20 before the end of 2018.

In conjunction with these agreements, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share.  A portion of the warrant, representing the right to purchase 3.75 million shares, vested immediately upon issuance of the warrant.  The remainder of the warrant, representing the right to purchase 3.75 million shares, would vest in increments of 375,000 as the lease and operation of each of the 11th through 20th aircraft commences.  During the fourth quarter of 2017, a portion of the warrant representing the right to purchase 750,000 shares vested as the lease and operation of the 11th and 12th aircraft commenced.  The warrant will be exercisable in accordance with its terms through 2021.  As of December 31, 2017, no portion of the warrant has been exercised.

The agreements also provide incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.50 per share.  This warrant to purchase 3.75 million shares would vest in conjunction with payments by Amazon for additional business with us.  As of December 31, 2017, no portion of this warrant has vested.  Upon vesting, the warrant would become exercisable in accordance with its terms through 2023.

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

Fuel

Historically, aircraft fuel is one of the most significant expenses for us.  During 2017, 2016 and 2015, fuel costs represented 17.4%, 16.5%, and 19.6%, respectively, of our total operating expenses.  Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues, supply and demand, which we can neither control nor accurately predict.

Our exposure to fluctuations in fuel price is limited to the commercial portion of our Charter business only, but this risk is partially mitigated by using indexed fuel price adjustments for certain commercial charter contracts.  The ACMI and Dry Leasing segments have no direct fuel price exposure because our customers are required to pay for aircraft fuel.  Similarly, we generally have no fuel price risk for AMC charters because the price is set under our contract with the AMC, and we receive or make payments to adjust for price increases and decreases from the contractual rate.

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

Employees

Our business depends on highly qualified management, operations and flight personnel.  As a percentage of our consolidated operating expenses, salaries, wages and benefits accounted for approximately 23.8% in 2017, 25.4% in 2016 and 20.7% in 2015.  As of December 31, 2017, we had 2,870 employees, 1,749 of whom were pilots.  We maintain a comprehensive training program for our pilots in compliance with U.S. Federal Aviation Administration (“FAA”) requirements, in which each pilot regularly attends recurrent training programs.

Pilots of Atlas and Southern Air, and flight dispatchers of Atlas and Polar, are represented by the International Brotherhood of Teamsters (the “IBT”).  These employees represented approximately 61.7% of our workforce as of December 31, 2017.  We have a five-year collective bargaining agreement (“CBA”) with our Atlas pilots, which became amendable in September 2016; and a four-year CBA with the Southern Air pilots, which became amendable in November 2016. We also have a five-year CBA with our Atlas and Polar dispatchers, which was extended in April 2017 for an additional four years, making the CBA amendable in November 2021.

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

In September 2017, the Company requested the U.S. District Court for the District of Columbia (the “Court”) to issue a preliminary injunction to require the IBT to meet its obligations under the Railway Labor Act of 1926 (the “Railway Labor Act”) and stop the intentional and illegal work slowdowns and service interruptions.  In its filing, the Company stated that the IBT was engaging in unlawful, concerted work slowdowns to gain leverage in pilot contract negotiations with the Company.  The Company sought to have the Court compel the IBT to stop the illegal work actions and return to normal operations.  The hearing was completed in early November 2017.

In late November 2017, the Court granted the Company’s request to issue a preliminary injunction to require the IBT to meet its obligations under the Railway Labor Act and stop “authorizing, encouraging, permitting, calling, engaging in, or continuing” any illegal pilot slowdown activities, which were intended to gain leverage in pilot contract negotiations with the Company.  In addition, the Court ordered the IBT to take affirmative action to prevent and to refrain from continuing any form of interference with the Company’s operations or any other concerted refusal to perform normal pilot operations consistent with its status quo obligations under the Railway Labor Act.

We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act and incur additional administrative expenses associated with union representation of our employees.

Maintenance

Maintenance represented our third-largest operating expense for the year ended December 31, 2017.  Primary maintenance activities include scheduled and unscheduled work on airframes and engines.  Scheduled maintenance activities encompass those activities specified in our maintenance program approved by the FAA.  The costs necessary to adhere to these maintenance programs may increase over time, based on the age of the equipment or due to FAA airworthiness directives (“ADs”).

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

Airport Access. The ability of the Airlines to operate suitable schedules is dependent on their ability to gain access to airports of their choice at commercially desirable times and on acceptable terms.  In some cases, this is constrained by the need for the assignment of takeoff and landing “slots” or comparable operational rights.  Like other air carriers, the Airlines are subject to such constraints at slot-restricted airports in cities such as Chicago and a variety of foreign locations (e.g., Incheon, Hong Kong, Shanghai and Tokyo).  The availability of slots is not assured and the inability of the Airlines or their ACMI carrier customers to obtain additional slots could inhibit efforts to provide expanded services in certain international markets.  In addition, nighttime flight restrictions have been imposed or proposed by various airports in Europe, Canada and the U.S.  Depending on their severity, these could have an adverse operational impact.

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

Security. The U.S. Transportation Security Administration (“TSA”) and international regulatory bodies extensively regulate aviation security through rules, regulations and security directives that are designed to prevent unauthorized access to passenger and freighter aircraft and the introduction of prohibited items including firearms and explosives onto an aircraft.  Atlas and Polar currently operate pursuant to a TSA-approved risk-based security program that, we believe, adequately maintains the security of all aircraft in the fleet.  We utilize the TSA, the intelligence community and the private sector as resources for our aggressive threat-based risk-management program.  There can be no assurance, however, that we will remain in compliance with existing or any additional security requirements imposed by TSA or by U.S. Congress without incurring substantial costs, which may have a material adverse effect on our operations.  To mitigate any such increase, we are working closely with the Department of Homeland Security and other government agencies to ensure that a risk-based management approach is utilized to target specific “at-risk” cargo.  Additionally, foreign governments and regulatory bodies (such as the European Commission) impose their own aviation security requirements and have increasingly tightened such requirements.  This may have an adverse impact on our operations, especially to the extent the new requirements may necessitate redundant or costly measures or be in conflict with TSA requirements.  We have successfully implemented all European Commission security programs allowing us unimpeded access to European markets.

Environmental. We are subject to various federal, state and local laws relating to the protection of the environment and health and safety matters, including the discharge of pollution, the disposal of materials and chemical wastes, the cleanup of contamination and the regulation of aircraft noise, which are administered by numerous state, local, federal and foreign agencies.  For instance, the DOT and the FAA have authority under the Aviation Safety and Noise Abatement Act of 1979 and under the Airport Noise and Capacity Act of 1990 to monitor and regulate aircraft engine noise.  We believe that all aircraft in our fleet materially comply with current DOT, FAA and international noise standards.

We are also subject to the regulations in the U.S., by the U.S. Environmental Protection Agency (the “EPA”), and the international jurisdictions in which we operate regarding air quality.  We believe that all of our aircraft meet or exceed applicable fuel venting requirements and other air emissions standards.

Various jurisdictions, including the E.U., U.S. and other international governments and bodies have implemented or considered measures to respond to the problem of climate change and greenhouse gas emissions.

Various governments, including the United States, are pursuing measures to regulate climate change and greenhouse gas emissions.

For instance, in October 2013, the International Civil Aviation Organization (“ICAO”) reached a nonbinding agreement to address climate change by developing global market-based measures to assist in achieving carbon-neutral growth.  In October 2016, ICAO approved a resolution to adopt a global market-based measure known as the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is designed to offset any annual increases in total carbon emissions from international civil aviation above a baseline level determined by the average of 2019 and 2020 emissions.  Although various details regarding the implementation of CORSIA still need to be finalized, a pilot phase will run from 2021 to 2023.  Starting in 2019, the airlines of participating countries will begin monitoring and reporting fuel burn during international flights.  As a result, for each year starting in 2021, covered airlines may need to purchase allowances to offset their assigned share of emissions overages.

Additionally, the EU continues to pursue a parallel track to address climate change through its Emissions Trading Scheme (“ETS”). Following the end of every year, to the extent the ETS applies, each airline must tender the number of carbon emissions allowances (“Allowances”) corresponding to carbon emissions generated by its covered flight activity during the year.  If the airline’s flight activity during the year has produced carbon emissions exceeding the number of Allowances that it has been awarded, the airline must acquire Allowances from other airlines in the open market.  In recognition of ICAO’s recent adoption of CORSIA, the ETS suspension with respect to flights to and from non-European countries continues through December 31, 2023.  However, the ETS remains applicable to intra-European flights.

In the United States, various constituencies have continued to advocate for controls on greenhouse gas emissions.  On August 15, 2016, the EPA issued a final rule finding that greenhouse gas emissions from aircraft cause or contribute to air pollution that may reasonably be anticipated to endanger public health and welfare.  It is possible that these or other developments could lead to the future regulation of greenhouse gas emissions from aircraft in the U.S.

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

Competition

The market for ACMI and CMI services is competitive.  We believe that the most important basis for competition in this market is the efficiency and cost-effectiveness of the aircraft assets and the scale, scope and quality of the outsourced operating services provided.  Atlas is currently the only provider of ACMI and CMI services with the modern 747-8F and 777 aircraft.  Our primary competitors providing ACMI and CMI services for 747-400 and 767 aircraft include the following: Air Atlanta Icelandic; Air Transport Services Group, Inc.; Kalitta Air, LLC; and Western Global Airlines.

The Charter market is competitive, with a number of cargo operators that include AirBridge Cargo Airlines; Cargolux; Kalitta Air, LLC; National Air Cargo; and passenger airlines providing similar services utilizing 747-8Fs and 747-400s.  We believe that we offer a superior long-haul aircraft in the 747-8F and 747-400, and we will continue to develop new opportunities in the Charter market for aircraft not otherwise deployed in our ACMI business.

The Dry Leasing business is also competitive.  We believe that we have an advantage over other cargo aircraft lessors in this business as a result of our relationships in the cargo market and our insights and expertise as an operator of aircraft. Titan also competes in the passenger aircraft leasing market to develop key customer relationships, enter strategic geographic markets, and/or acquire feedstock aircraft for future freighter conversion.  Our primary competitors in the aircraft leasing market include GE Capital Aviation Services; Altavair Air Finance; Aircastle Ltd.; and Air Transport Services Group, Inc.

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

Our financial condition may suffer if we experience unanticipated costs as a result of ongoing lawsuits and claims related to alleged pricing practices or other legal and regulatory matters.

In the Netherlands, Stichting Cartel Compensation, successor in interest to claims of various shippers, has filed suit in the district court in Amsterdam against British Airways Plc (“British Airways”), KLM, Martinair, Air France, Lufthansa and Singapore Airlines seeking recovery for damages purportedly arising from alleged improper matters related to the use of fuel surcharges and other rate components for air cargo services prior to and during 2006.  In response, British Airways, KLM, Martinair, Air France and Lufthansa filed third-party indemnification lawsuits against Polar Air Cargo LLC (“Old Polar”), formerly named Polar Air Cargo, Inc., a consolidated subsidiary, and Polar seeking indemnification in the event the defendants are found to be liable in the main proceedings.

If Old Polar, Polar or the Company were to incur an unfavorable outcome in the litigation described above or in similar litigation, it could have a material adverse effect on our business, results of operations and financial condition.

In addition to the litigation described above, we are subject to a number of Brazilian customs claims, as well as other claims, lawsuits and pending actions which we consider to be routine and incidental to our business (see

Note 14 to our Financial Statements).  If we were to receive an adverse ruling or decision on any such claims, it could have an adverse effect on our business, results of operations and financial condition.

Global trade flows are typically seasonal, and our business, including our ACMI customers’ business, experiences seasonal variations.

Global trade flows are typically seasonal in nature, with peak activity occurring during the retail holiday season, which generally begins in September/October and lasts through most of December.  Our ACMI and CMI contracts generally have contractual utilization minimums that typically allow our customers to cancel an agreed-upon percentage of the guaranteed hours of aircraft utilization over the course of a year.  Our ACMI and CMI customers often exercise those cancellation options early in the first quarter of the year, when the demand for air cargo capacity is historically low following the seasonal holiday peak in the fourth quarter of the previous year.  While our revenues typically fluctuate seasonally as described above, a significant proportion of the costs associated with our business, such as debt service, aircraft rent, depreciation and facilities costs, are fixed and cannot easily be reduced to match the seasonal drop in demand.  As a result, our net operating results are typically lower in the first quarter and increase as the year progresses.

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

The price of aircraft fuel is unpredictable and can be volatile.  Our exposure to fluctuations in fuel price is limited to the commercial portion of our Charter business only, but this risk is partially mitigated by using indexed fuel price adjustments for certain commercial charter contracts.  Our ACMI and CMI contracts require our customers to pay for aircraft fuel.  Regardless, if fuel costs increase significantly, our customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers.  Such actions could have a material adverse effect on our business, results of operations and financial condition.

In the past, we have not experienced significant difficulties with respect to fuel availability.  Although we do not currently anticipate a significant reduction in the availability of aircraft fuel, a number of factors, such as geopolitical uncertainties in oil-producing nations and shortages of and disruptions to refining capacity, make accurate predictions unreliable.  Any inability to obtain aircraft fuel at competitive prices could have a material adverse effect on our business, results of operations and financial condition.

We are party to collective bargaining agreements covering pilots of Atlas and Southern Air and a collective bargaining agreement covering our Atlas and Polar flight dispatchers.  This could result in higher labor costs and/or result in a work interruption or stoppage.

Pilots of Atlas and Southern Air and flight dispatchers of Atlas and Polar are represented by the IBT.  We have a five-year CBA with our Atlas pilots, which became amendable in September 2016 and a four-year CBA with the Southern Air pilots, which became amendable in November 2016.  Initial negotiations commenced in January of 2016, nine months prior to the amendable date.  Negotiations have continued as governed by a July 6, 2017 framework agreement, which was established to accommodate a joint CBA, and the parties have continued to meet regularly since then.  We also have a five-year CBA with our Atlas and Polar dispatchers, which was extended in April 2017 for an additional four years, making the CBA amendable in November 2021.  We are subject to risks of increased labor costs associated with having a partially unionized workforce, as well as a greater risk of work interruption or stoppage, which could negatively impact our ability to conduct business.  We cannot provide assurance that disputes, including disputes with certified collective bargaining representatives of our employees, will not arise in the future or will result in an agreement on terms satisfactory to us.  In addition, the costs associated with resolving such disputes could have a material adverse effect on our business, results of operations and financial condition.

Insurance coverage may become more expensive and difficult to obtain and may not be adequate to insure all of our risks.  In addition, if our Dry Lease customers have inadequate insurance coverage or fail to fulfill their indemnification obligations, it could have a material adverse effect on our business, results of operations and financial condition.

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

Lessees are required under our Dry Leases to indemnify us for, and insure against, liabilities arising out of the use and operation of the aircraft, including third-party claims for death or injury to persons and damage to property for which we may be deemed liable.  Lessees are also required to maintain public liability, property damage and all-risk hull and war-risk hull insurance on the aircraft at agreed-upon levels.  If our lessees’ insurance is not sufficient to cover all types of claims that may be asserted against us or if our lessees fail to fulfill their indemnification obligations, we would be required to pay any amounts in excess of our insurance coverage, which could have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties to provide certain essential services.  If these service providers do not deliver the high level of service and support required in our business at commercially reasonable terms, it could have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties to provide certain essential services on our behalf, including maintenance, ground handling and flight attendants.  In certain locations, there may be very few sources, or sometimes only a single source, of supply for these services.  If we are unable to effectively manage these third parties, they may provide inadequate levels of support or charge commercially unreasonable amounts for their services, which could harm our customer relationships and ability to remain competitive.  Any material problems with the quality, timeliness and cost of our contracted services, or an unexpected termination of those services, could have a material adverse effect on our business, results of operations and financial condition.

Some of our aircraft are periodically deployed in potentially dangerous situations, which may result in business interruption or harm to our passengers, employees or contractors and/or damage to our aircraft/cargo.

Some of our aircraft are deployed in potentially dangerous locations and carry hazardous cargo incidental to the services we provide in support of our customers’ activities.  Some areas through which our flight routes pass are subject to geopolitical instability, which increases the risk of death or injury to our passengers, employees or contractors, business interruption or a loss of, or damage to, our aircraft and/or its cargo.  While we maintain insurance to cover injury to our passengers, employees and contractors as well as the loss/damage of aircraft/cargo, except for limited situations, we do not have insurance against the loss arising from business interruption.  It may be difficult to replace lost or substantially damaged aircraft due to the high capital requirements and long delivery lead times for new aircraft or to locate appropriate in-service aircraft available for lease or sale.  Any injury to passengers, employees or contractors or loss/damage of aircraft/cargo could have a material adverse effect on our business, results of operations and financial condition.

We could be adversely affected by a failure or disruption of our information technology systems.

We are heavily and increasingly dependent on technology to operate our business.  The information technology systems on which we rely could be disrupted due to various events, some of which are beyond our control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures, computer viruses, security breaches and cyber attacks.  We have taken numerous steps to implement business resiliency and cybersecurity to help reduce the risk of some of these potential disruptions.  There can be no assurance, however, that the measures we have taken are adequate to prevent or remedy disruptions or failures of these systems.  Any substantial or repeated failure of these systems could impact our operations and customer service, result in the loss of important data, loss of revenues, and increased costs, and generally harm our business.  Moreover, a failure of certain of our vital systems could limit our ability to operate our flights for an extended period of time, which would have a material adverse effect on our business, results of operations and financial condition.

Our ability to utilize net operating loss carryforwards for U.S. income tax purposes may be limited. In addition, we operate in multiple jurisdictions and may become subject to a wide range of income and other taxes.

As of December 31, 2017, we had $1.2 billion of federal net operating loss carryforwards (“NOLs”) for U.S. income tax purposes, net of unrecognized tax benefits and valuation allowance, which will expire through 2037, if not utilized.  Section 382 of the Internal Revenue Code (“Section 382”) imposes an annual limitation on the amount of a corporation’s U.S. federal taxable income that can be offset by NOLs if it experiences an “ownership change”, as defined by Section 382.  We experienced ownership changes, as defined by Section 382, in 2004 and 2009.  In addition, the acquisition of Southern Air in 2016 constituted an ownership change for that entity.  Accordingly, the use of our NOLs generated prior to these ownership changes is subject to an annual limitation.  If certain changes in our ownership occur prospectively, there could be an additional annual limitation on the amount of utilizable NOLs, which could have a material adverse effect on our business, results of operations and financial condition.

We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes.  If our operations become subject to significant income and other taxes, this could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our ACMI Business

We depend on a limited number of significant customers for our ACMI business and the loss of one or more of such customers could materially adversely affect our business, results of operations and financial condition.

Our ACMI business depends on a limited number of customers.  We typically enter into long-term ACMI and CMI contracts with our customers.  The terms of our existing contracts are generally scheduled to expire on a staggered basis.  There is a risk that any one of our significant ACMI or CMI customers may not renew their contracts with us on favorable terms or at all, perhaps due to reasons beyond our control.  For example, certain of our airline ACMI customers may not renew their ACMI contracts with us because they decide to exit the dedicated cargo business or as they take delivery of new aircraft in their own fleet.  Select customers have the opportunity to terminate their long-term agreements in advance of the expiration date, following notice to allow for remarketing of the aircraft.

Entering into ACMI and CMI contracts with new customers sometimes requires a long sales cycle, and as a result, if our contracts are not renewed, and there is a resulting delay in entering into new contracts, it could have a material adverse effect on our business, results of operations and financial condition.

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

Realization of the anticipated benefits from the agreements with Amazon is subject to a number of challenges and uncertainties, such as the timing of aircraft deliveries and unforeseen costs.  If we fail to realize the expected benefits, it could have a material adverse effect on our business, results of operations and financial condition.

Our agreements with Amazon confer certain termination rights which, if exercised or triggered, may result in our inability to realize the full benefits of the agreements.

The agreements give Amazon the option to terminate in certain circumstances and upon the occurrence of certain events of default, including a change of control or our failure to meet certain performance requirements.  In particular, Amazon will have the right to terminate without cause the agreement providing for CMI operations upon providing us at least 180 days’ prior written notice of termination.

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

If Amazon exercises any of these termination rights, it could have a material adverse effect on our business, results of operations and financial condition.

Our future earnings and earnings per share, as reported under generally accepted accounting principles, could be adversely impacted by the warrants granted to Amazon.

The warrants granted to Amazon increase the number of diluted shares reported, which has an effect on our fully diluted earnings per share.  Further, the warrants are presented as liabilities in our consolidated balance sheets and are subject to fair value measurement adjustments during the periods that they are outstanding.  Accordingly, future fluctuations in the fair value of the warrants could have a material adverse effect on our results of operations.

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

The warrants issued by us to Amazon grant Amazon the right to purchase up to 30%, in the aggregate, of our common stock on a post-issuance basis.  If the warrants granted to Amazon are exercised, Amazon may become a significant stockholder of our company. We have entered into a stockholders agreement with Amazon, pursuant to which Amazon’s ability to vote in its discretion will generally be capped at 14.9% with the remainder to be voted in accordance with our board of directors’ recommendation. In addition, under the stockholders agreement, Amazon will be entitled to appoint one director to our board of directors when Amazon owns 10% or more of our common stock.  Until such time, Amazon is entitled to designate a non-voting observer to our board of directors.

Risk Related to the BSA with DHL

Our agreements with DHL confer certain termination rights to them which, if exercised or triggered, may result in our inability to realize the full benefits of the BSA with DHL.

The BSA gives DHL the option to terminate the agreements for convenience by giving notice to us before the twelfth or fifteenth anniversary of the agreement’s commencement date, which was October 27, 2008.  Further, DHL has a right to terminate the BSA for cause following a specified management resolution process if we default on our performance or we are unable to perform for reasons beyond our control.  If DHL exercises any of these termination rights, it could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Charter Business

We derive a significant portion of our revenues from the AMC, and a substantial portion of these revenues have been generated pursuant to expansion flying, as opposed to fixed contract arrangements with the AMC.  Revenues from the AMC are volatile and may decline from current levels.

As a percentage of our total operating revenue, revenue derived from the AMC was approximately 23.0% in 2017, 23.7% in 2016 and 23.0% in 2015.  Historically, the revenues derived from expansion (or ad-hoc) flights for the AMC significantly exceeded the value of the fixed flight component of our AMC contract.

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

Our operations and our customers’ operations are subject to complex aviation and transportation laws and regulations, including Title 49 of the U.S. Code, under which the DOT and the FAA exercise regulatory authority over air carriers.  In addition, our business activities and our customers’ business activities fall within the jurisdiction of various other federal, state, local and foreign authorities, including the U.S. Department of Defense, the TSA, U.S. Customs and Border Protection, the U.S. Treasury Department’s Office of Foreign Assets Control and the U.S. EPA.  In addition, other jurisdictions in which we operate have similar regulatory regimes to which we are subjected.  These laws and regulations may require us to maintain and comply with the terms of a wide variety of certificates, permits, licenses, noise abatement standards, maintenance and other requirements and our failure to do so could result in substantial fines or other sanctions.  These U.S. and foreign aviation regulatory agencies have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with provisions of law or applicable regulations and may impose civil or criminal penalties for violations of applicable rules and regulations.  Such fines or sanctions, if imposed, could have a material adverse effect on our mode of conducting business, results of operations and financial condition.  In addition, U.S. and foreign governmental authorities may adopt, amend or interpret accounting standards, tax laws, regulations or treaties that could require us to take additional and potentially costly compliance steps or result in our inability to operate some of our aircraft in certain countries, which could have a material adverse effect on our business, results of operations and financial condition.

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

To address climate change, governments continue to pursue various means to reduce aviation-related greenhouse gas emissions.  Compliance with these or other measures that are ultimately adopted could result in substantial costs for us.  For instance, in October 2013, the ICAO reached a nonbinding agreement to develop global market-based measures to assist in achieving carbon-neutral growth.  In October 2016, the ICAO approved the CORSIA, which is designed to offset any annual increases in total carbon emissions from international civil aviation above a baseline level determined by the average of 2019 and 2020 emissions.  Although various details regarding the implementation of CORSIA still need to be finalized, a pilot phase will run from 2021 to 2023.  Starting in 2019, the airlines of participating countries will begin monitoring and reporting fuel burn during international flights.  As a result, for each year starting in 2021, covered airlines may need to purchase allowances to offset their assigned share of emissions overages.

Additionally, the EU continues to pursue a parallel track to address climate change through the EU ETS.  Following the end of every year, to the extent the ETS applies, each airline must tender the number of allowances corresponding to carbon emissions generated by its covered flight activity during the year.  If the airline’s flight activity during the year has produced carbon emissions exceeding the number of carbon emissions allowances that it has been awarded, the airline must acquire additional allowances from other airlines in the open market.  In recognition of ICAO’s recent adoption of CORSIA, the ETS suspension with respect to flights to and from non-European countries continues through December 31, 2023.  However, the ETS remains applicable to intra-European flights.

In the U.S., various constituencies have continued to advocate for controls on greenhouse gas emissions.  On August 15, 2016, the EPA issued a final rule finding that greenhouse gas emissions from aircraft cause or contribute to air pollution that may reasonably be anticipated to endanger public health and welfare.  It is possible that these or other developments could lead to the future regulation of greenhouse gas emissions from aircraft in the U.S.

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

As of December 31, 2017, we had total debt obligations of approximately $2.4 billion and total aircraft operating leases and other lease obligations of $0.8 billion.  These obligations have increased and are expected to increase further as we enter into financing arrangements for 767-300 aircraft purchases and passenger-to-freighter conversions, GEnx engine upgrades and other fleet expansion and capital requirements.  We cannot provide assurance that we will be able to obtain such financing arrangements or on terms attractive to us.  Our outstanding financial obligations could have negative consequences, including:

o	making it more difficult to satisfy our debt and lease obligations;

o

requiring us to dedicate a substantial portion of our cash flows from operations for interest, principal and lease payments and reducing our ability to use our cash flows to fund working capital and other general corporate requirements;

o	increasing our vulnerability to general adverse economic and industry conditions; and
o	limiting our flexibility in planning for, or reacting to, changes in our business and in our industry.

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

We issued convertible senior notes in May 2017 and June 2015 (the “Convertible Notes”), which contain conditional conversion features that allow the holders of the Convertible Notes the option to convert if certain trading conditions are met or upon the occurrence of specified corporate events.  In the event a conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.  In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as current on the balance sheet instead of as noncurrent, which could result in a material reduction of our net working capital.

The holders of the Convertible Notes also may require us to repurchase their Convertible Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes) at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any.  However, we may not have enough available cash to fund these obligations or be able to obtain financing on favorable terms, or at all, at the time we are required to make repurchases of Convertible Notes surrendered or

Convertible Notes being converted. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the applicable indenture would constitute a default under such indenture, which could result in acceleration of the principal amount of the notes and additional funding obligations by us.

In addition, if a make-whole fundamental change (as defined in the applicable indenture), including specified corporate transactions, occurs prior to the maturity date, under certain circumstances, it would increase the conversion rate.  The increase in the conversion rate would be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction, but in no event would increase to greater than 16.3713 shares of our common stock for our convertible notes issued in 2017 and 17.8922 shares of common stock for our convertible notes issued in 2015 per $1,000 of principal, subject to adjustment in the same manner as the conversion rates.  The increase in the conversion rate for Convertible Notes converted in connection with a make-whole fundamental change may result in us having to pay out additional cash in respect of the Convertible Notes upon conversion, or result in additional dilution to our shareholders if the conversion is settled, at our election, in shares of our common stock.

The Convertible Note hedge and warrant transactions may affect the value of our common stock.

In connection with the Convertible Notes offerings, we entered into Convertible Note hedge transactions with option counterparties. The Convertible Note hedge transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. We also entered into warrant transactions with the option counterparties.  However, the warrant transactions could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike prices of the warrants.  Accordingly, when the Convertible Note hedge transactions and the warrant transactions are taken together, the extent to which the Convertible Note hedge transactions reduce the potential dilution to our common stock (or the cash payments in excess of the principal amount of the notes) upon conversion of the notes is effectively capped by the warrant transactions at the strike price of the warrants.

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

Provisions in our restated certificate of incorporation and by-laws and Delaware law, and our issuance of warrants to Amazon, might discourage, delay or prevent a change in control of AAWW and, therefore, depress the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Aircraft

The following tables provide information about AAWW’s aircraft and customer-provided aircraft as of December 31, 2017:

AAWW Aircraft

The following table summarizes AAWW’s aircraft as of December 31, 2017:

Aircraft Type	Configuration	Owned*	Leased**	Total	Average Age Years
ACMI and Charter Segments
747-8F	Freighter	10	-	10	5.1
747-400	Freighter	8	15	23	17.6
747-400BCF	Converted Freighter	2	1	3	25.5
747-400	Passenger	2	-	2	26.7
767-300ER	Passenger	4	-	4	25.1
767-300ER	Converted Freighter	2	-	2	28.8
Total		28	16	44	16.9
Dry Leasing Segment
777-200LRF	Freighter	6	-	6	7.1
767-300	Converted Freighter***	20	-	20	21.6
757-200	Freighter	1	-	1	28.4
737-800	Passenger	1	-	1	9.9
737-300	Freighter	1	-	1	25.1
Total		29	-	29	18.5
Total Fleet		57	16	73	17.6

*	See Note 9 to our Financial Statements for a description of our financing facilities.
**	See Note 10 to our Financial Statements for a description of our lease obligations.
***	Some aircraft are undergoing passenger-to-freighter conversion as of December 31, 2017.

Lease expirations for our leased aircraft included in the above tables range from February 2020 to June 2032.

Customer-provided Aircraft for CMI Service

The following table summarizes customer-provided aircraft as of December 31, 2017:

Aircraft Type	Configuration	Provided by	Total
777-200	Freighter	DHL	5
747-400	Freighter	NCA*	2
747-400	Dreamlifter	Boeing**	4
747-400	Passenger	Sonangol***	2
767-300	Freighter	DHL	2
767-200	Freighter	DHL	9
767-200	Passenger	MLW****	1
737-400	Freighter	DHL	5
Total			30

*	Aircraft owned by Nippon Cargo Airlines Co., Ltd. (“NCA”)
**	Aircraft owned by The Boeing Company (“Boeing”)
***	Aircraft owned by the Sonangol Group, the multinational energy company of Angola.
****	Aircraft owned by MLW Air, LLC (“MLW Air”)

Ground Facilities

Our principal office is located in Purchase, New York, where we lease approximately 120,000 square feet under a long-term lease, for which the current term expires in 2022.  This office includes both operational and administrative support functions, including flight and crew operations, maintenance and engineering, material management, human resources, legal, sales and marketing, finance and information technology.  We also lease approximately 37,000 square feet of office space in Florence, Kentucky under a long-term lease, for which the current term expires in 2021.  This office includes operational support functions, including flight and crew operations, maintenance and engineering, and material management.  In addition, we lease a variety of smaller offices and ramp space at various airport and regional locations generally on a short-term basis.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since 2006, our common stock has been traded on The NASDAQ Global Select Market under the symbol “AAWW”.

Market Price of Common Stock

The following table sets forth the closing high and low sales prices per share of our common stock for the periods indicated.

	High	Low
2017 Quarter Ended
December 31	$68.25	$52.75
September 30	$68.15	$54.70
June 30	$59.80	$46.05
March 31	$57.80	$50.30
2016 Quarter Ended
December 31	$53.45	$41.15
September 30	$43.56	$34.62
June 30	$48.66	$38.32
March 31	$42.96	$33.37

The last reported sale price of our common stock on The NASDAQ Global Select Market on February 16, 2018 was $55.35 per share.  As of February 16, 2018, there were approximately 25.4 million shares of our common stock issued and outstanding, and 49 holders of record of our common stock.

See Note 17 to our Financial Statements for a discussion of our stock repurchase program.

Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2017.

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

Performance Graph

The following graph compares the performance of AAWW common stock to the Russell 2000 Index and the Dow Jones Transportation Average for the period beginning December 31, 2012 and ending on December 31, 2017.  The comparison assumes $100 invested in each of our common stock, the Russell 2000 Index and the Dow Jones Transportation Average and reinvestment of all dividends.

Total Return between 12/31/12 and 12/31/17

Cumulative Return	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
AAWW	$100.00	$92.85	$111.24	$93.28	$117.67	$132.33
Russell 2000 Index	$100.00	$137.00	$141.84	$133.74	$159.78	$180.76
Dow Jones Transportation Average	$100.00	$139.46	$172.23	$141.48	$170.42	$199.98

ITEM 6. SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected balance sheet data as of December 31, 2017 and 2016 have been derived from our audited Financial Statements included elsewhere in this Report. The selected balance sheet data as of December 31, 2015, 2014 and 2013, and selected statements of operations data for the years ended December 31, 2014 and 2013 have been derived from our audited Financial Statements not included in this Report.

In the following table, all amounts are in thousands, except for per share data.

	2017	2016	2015	2014	2013
Statement of Operations Data:
Total operating revenues	$2,156,460	$1,839,627	$1,822,659	$1,799,198	$1,656,900
Total operating expenses	1,914,486	1,671,316	1,699,154	1,623,226	1,470,110
Operating income	241,974	168,311	123,505	175,972	186,790
Income from continuing operations, net of taxes (a)	224,338	42,625	7,286	102,227	93,989
Loss from discontinued operations, net of taxes (b)	(865)	(1,109)	-	-	-
Net income	223,473	41,516	7,286	102,227	93,989
Less: Net income (loss) attributable to noncontrolling interests	-	-	-	(4,530)	152
Net income attributable to Common Stockholders	$223,473	$41,516	$7,286	$106,757	$93,837
Earnings per share from continuing operations:
Basic	$8.89	$1.72	$0.29	$4.08	$3.68
Diluted	$8.68	$1.70	$0.29	$4.07	$3.67
Loss per share from discontinued operations:
Basic	$(0.03)	$(0.04)	$-	$-	$-
Diluted	$(0.03)	$(0.04)	$-	$-	$-
Earnings per share:
Basic	$8.85	$1.67	$0.29	$4.08	$3.68
Diluted	$8.64	$1.65	$0.29	$4.07	$3.67
Balance Sheet Data:
Total assets	$4,955,462	$4,247,379	$4,164,403	$4,007,277	$3,617,371
Long-term debt (less current portion)	$2,008,986	$1,666,663	$1,739,496	$1,736,747	$1,499,607
Total equity	$1,789,856	$1,517,338	$1,454,183	$1,417,795	$1,322,125

(a)	The results for 2017 included a $130.0 million income tax benefit recorded as a result of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (see Note 11 to our Financial Statements).
(b)	See Note 4 to our Financial Statements for the presentation of Florida West International Airways, Inc. as a discontinued operation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements included in Item 8 of this report.

Business Overview

We are a leading global provider of outsourced aircraft and aviation operating services.  We operate the world’s largest fleet of 747 freighters and provide customers a broad array of 747, 777, 767, 757 and 737 aircraft for domestic, regional and international cargo and passenger operations.  We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale.  Our customers include express delivery providers, e-commerce retailers, airlines, freight forwarders, the U.S. military and charter brokers.  We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

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

In 2016, we entered into agreements with Amazon, which involve, among other things, the lease and operation of 20 aircraft.  Between August 2016 and December 2017, we have placed 12 of these into service and we expect to be operating all 20 before the end of 2018.  Also in 2016, we expanded our relationship with DHL through the acquisition of Southern Air which provided us with immediate entry into the 777 and 737 aircraft operating platforms, with ten aircraft and the potential for developing additional business with existing and new customers.

Experienced management team

Our management team has extensive operating and leadership experience in the airfreight, airline, aircraft leasing and logistics industries at companies such as United Airlines, US Airways, Lufthansa Cargo, GE Capital Aviation Services, Air Canada, Canadian Airlines, Cathay Pacific, Continental Airlines, ICF International, ASTAR Air Cargo and KLM Cargo, as well as the United States Army, Navy, Air Force and Federal Air Marshal Service.  Our management team is led by William J. Flynn, who has over 40 years of experience in freight and transportation and has held senior management positions with several transportation companies.  Prior to joining AAWW more than ten years ago, Mr. Flynn was President and CEO of GeoLogistics, a global transportation and logistics enterprise.

Business Strategy

Our strategy includes the following:

Focus on securing long-term customer contracts

We will continue to focus on securing long-term contracts with customers, including customers in the fast-growing express, Asian and e-commerce markets, which provide us with stable revenue streams and predictable margins.  In addition, these agreements limit our direct exposure to fuel and other costs and mitigate the risk of fluctuations in both Yield and demand in the airfreight business, while also improving the overall utilization of our fleet.

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

Our Dry Leasing business is primarily focused on a portfolio of six modern, efficient 777-200LRF aircraft and our growing fleet of 767-300 freighter aircraft for regional and domestic applications.  We will continue to explore opportunities to invest in additional aircraft, such as the 767-300 freighter aircraft committed to Amazon.

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

Appropriately managing capital allocation and delivering value to shareholders

Our commitment to creating, enhancing and delivering value to our shareholders reflects a disciplined and balanced capital allocation strategy.  Our focus is on maintaining a strong balance sheet, investing in modern efficient assets, and returning capital to shareholders.

Business Developments

Our ACMI results for 2017, compared with 2016, were positively impacted by increased flying reflecting the Southern Air acquisition, higher utilization and the following events:

•

In February 2016, we began CMI flying for DHL a 767-300 freighter aircraft, Dry Leased from Titan, in DHL’s North American network, increasing the number of 767 freighter aircraft in CMI service for DHL to 13.

•	In April 2016, we acquired Southern Air, which currently operates five 777-200LRF and five 737-400F aircraft under CMI agreements for DHL.
•

Between August 2016 and December 2017, we began CMI flying for Amazon the first 12 of 20 Boeing 767-300 freighter aircraft Dry Leased from Titan and we expect to be operating all 20 by the end of 2018.

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
•

During the third quarter of 2017, we entered into an ACMI agreement with Hong Kong Air Cargo to operate up to three 747-400 freighter aircraft.  We began flying an aircraft in September 2017 on transpacific routes.

•	In September 2017, we began ACMI flying a 747-400 freighter for DHL Global Forwarding on routes between the United States, Europe, and Asia.

During 2017, both ACMI and Charter results were negatively impacted by Hurricanes Irma and Harvey and work slowdowns and service interruptions for which the Company was granted a preliminary injunction in November 2017 (See Note 14 to our Financial Statements).

Charter results for 2017 also reflected higher Yields and increased demand for commercial cargo and increased cargo and passenger demand from the AMC, partially offset by lower rates from the AMC.

During 2017, we entered into six operating leases for 747-400 freighter aircraft to meet increased customer demand in our ACMI and Charter businesses.  Two aircraft entered service in 2017 and the other four will enter service throughout 2018.

In February 2016, we began Dry Leasing one 767-300 converted freighter aircraft to DHL on a long-term basis.  As described above, between August 2016 and December 2017, we began Dry Leasing 12 767-300 converted freighter aircraft to Amazon on a long-term basis.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Years Ended December 31, 2017 and 2016

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Segment Operating Fleet	2017	2016	Inc/(Dec)
ACMI*
747-8F Cargo	8.2	8.1	0.1
747-400 Cargo	14.8	13.1	1.7
747-400 Dreamlifter	3.0	2.8	0.2
777-200 Cargo	5.0	3.7	1.3
767-300 Cargo	10.4	4.3	6.1
767-200 Cargo	9.0	9.0	-
737-400 Cargo	5.0	3.7	1.3
747-400 Passenger	1.0	1.0	-
767-200 Passenger	1.0	1.0	-
Total	57.4	46.7	10.7

Charter
747-8F Cargo	1.8	1.9	(0.1)
747-400 Cargo	9.7	9.6	0.1
747-400 Passenger	2.0	2.0	-
767-300 Passenger	4.7	3.6	1.1
Total	18.2	17.1	1.1

Dry Leasing
777-200 Cargo	6.0	6.0	-
767-300 Cargo	7.5	2.3	5.2
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	16.5	11.3	5.2

Less: Aircraft Dry Leased to CMI customers	(7.5)	(2.3)	(5.2)
Total Operating Average Aircraft Equivalents	84.6	72.8	11.8

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2017	2016	Inc/(Dec)	% Change
Total Block Hours**	252,802	210,444	42,358	20.1%

**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2017	2016	Inc/(Dec)	% Change
Operating Revenue
ACMI	$988,741	$834,997	$153,744	18.4%
Charter	1,034,562	881,991	152,571	17.3%
Dry Leasing	119,820	105,795	14,025	13.3%
Customer incentive asset amortization	(5,261)	(537)	(4,724)	NM
Other	18,598	17,381	1,217	7.0%
Total Operating Revenue	$2,156,460	$1,839,627	$316,833	17.2%

NM represents year-over-year changes that are not meaningful.

ACMI

	2017	2016	Inc/(Dec)	% Change
ACMI Block Hours	189,248	151,919	37,329	24.6%
ACMI Revenue Per Block Hour	$5,225	$5,496	$(272)	(4.9)%

ACMI revenue increased $153.7 million, or 18.4%, primarily due to increased flying.  The increase in Block Hours reflects the impact from the Southern Air acquisition, the start-up of 767 flying for Amazon and 747 flying for several new customers, as well as higher aircraft utilization.  Revenue per Block Hour decreased primarily due to the impact of 777-200 and 737-400 CMI flying from the Southern Air acquisition and increased 767 and 747-400 CMI flying.

Charter

	2017	2016	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	42,625	40,376	2,249	5.6%
Passenger	18,912	16,403	2,509	15.3%
Total	61,537	56,779	4,758	8.4%

Charter Revenue Per Block Hour:
Cargo	$17,015	$14,861	$2,155	14.5%
Passenger	$16,354	$17,191	$(837)	(4.9)%
Charter	$16,812	$15,534	$1,278	8.2%

Charter revenue increased $152.6 million, or 17.3%, primarily due to higher Revenue per Block Hour and increased flying.  Revenue per Block Hour increased primarily due to higher Yields for commercial cargo, higher fuel prices and the impact of Charter capacity purchased from our ACMI customers that had no associated Charter Block Hours, partially offset by lower rates from the AMC.  The increase in Charter Block Hours was primarily driven by increased commercial cargo demand and increased cargo and passenger demand from the AMC.

Dry Leasing

Dry Leasing revenue increased $14.0 million, or 13.3%, primarily due to the placement of 767-300 converted freighter aircraft, partially offset by lower maintenance payments received related to the scheduled return of an aircraft during 2016.  There were no aircraft returned during 2017.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	2017	2016	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$456,075	$424,332	$31,743	7.5%
Aircraft fuel	333,046	275,113	57,933	21.1%
Maintenance, materials and repairs	273,676	206,106	67,570	32.8%
Depreciation and amortization	166,713	148,876	17,837	12.0%
Travel	144,699	127,748	16,951	13.3%
Aircraft rent	142,945	146,110	(3,165)	(2.2)%
Navigation fees, landing fees and other rent	116,318	78,441	37,877	48.3%
Passenger and ground handling services	107,787	89,657	18,130	20.2%
Loss (gain) on disposal of aircraft	(31)	(11)	20	NM
Special charge	106	10,140	(10,034)	NM
Transaction-related expenses	4,509	22,071	(17,562)	NM
Other	168,643	142,733	25,910	18.2%
Total Operating Expenses	$1,914,486	$1,671,316

Salaries, wages and benefits increased $31.7 million, or 7.5%, primarily driven by the impact of the Southern Air acquisition, growth initiatives, increased flying and a special bonus granted to eligible employees below the officer level following the enactment of the U.S. Tax Cuts and Jobs Act.  In addition, crewmember costs were negatively impacted by the aforementioned labor-related operational disruptions.  Partially offsetting these items were costs resulting from a 2016 change in control, as defined under certain benefit plans, related to the Amazon transaction (see Note 7 to our Financial Statements) and lower costs related to crew training.

Aircraft fuel increased $57.9 million, or 21.1%, primarily due to higher fuel consumption reflecting the increase in Charter Block Hours operated and a higher average fuel cost per gallon.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for 2017 and 2016 were:

	2017	2016	Inc/(Dec)	% Change
Average fuel cost per gallon	$1.89	$1.68	$0.21	12.5%
Fuel gallons consumed (000s)	176,093	163,862	12,231	7.5%

Maintenance, materials and repairs increased by $67.6 million, or 32.8%, primarily reflecting $41.9 million of higher Line Maintenance expense due to increased flying and additional repairs performed, the Southern Air acquisition, and $25.1 million of higher Heavy Maintenance expense.  The higher Line Maintenance primarily reflected increases of $16.7 million for 767 aircraft, $14.7 million for 747-400 aircraft, $7.0 million for 747-8F aircraft and $2.9 million for 777 aircraft.  Heavy Maintenance expense on 747-400 aircraft increased $22.4 million primarily due to an increase in the number of D Checks, engine overhauls and additional repairs performed. Heavy Maintenance expense on 767 aircraft increased $4.5 million primarily due to an increase in the number of C Checks.  Heavy Maintenance expense on 747-8F aircraft decreased $3.0 million primarily due to a decrease in unscheduled engine repairs, partially offset by an increase in the number of C Checks.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for 2017 and 2016 were:

Heavy Maintenance Events	2017	2016	Inc/(Dec)
747-8F C Checks	6	4	2
747-400 C Checks	9	9	-
767 C Checks	4	1	3
747-400 D Checks	7	4	3
CF6-80 engine overhauls	5	3	2

Depreciation and amortization increased $17.8 million, or 12.0%, primarily due to additional aircraft operating in 2017 and an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Travel increased $17.0 million, or 13.3%, primarily due to the impact of the Southern Air acquisition and increased flying, partially offset by lower rates for crewmember travel.

Aircraft rent decreased $3.2 million, or 2.2%, primarily due to the amendment and extension of a lease for a 747-400 freighter aircraft to a lower monthly lease rate (see Note 9 to our Financial Statements) and a reduction in the number of spare engines leased.

Navigation fees, landing fees and other rent increased $37.9 million, or 48.3%, primarily due to an increase in purchased capacity and increased flying.

Passenger and ground handling services increased $18.1 million, or 20.2%, primarily due to increased Charter flying.

Special charge in 2016 primarily represented a $10.1 million loss on engines held for sale (see Note 5 to our Financial Statements).  We may sell additional flight equipment, which could result in additional charges in future periods.

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

Other increased $25.9 million, or 18.2%, primarily due to increased commission expense on higher revenue from the AMC, the impact of the Southern Air acquisition and other growth initiatives, and higher legal and professional fees related to our preliminary injunction to stop the aforementioned labor-related operational disruptions.  Partially offsetting these items was an accrual for legal matters in 2016.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) (in thousands):

	2017	2016	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(6,009)	$(5,532)	$477	8.6%
Interest expense	99,687	84,650	15,037	17.8%
Capitalized interest	(7,389)	(3,313)	4,076	123.0%
Loss on early extinguishment of debt	167	132	35	26.5%
Unrealized loss on financial instruments	12,533	2,888	(9,645)	NM
Other (income) expense	(387)	70	457	NM

Interest expense increased $15.0 million, or 17.8%, primarily due to the issuance of the 2017 Convertible Notes and the financing of 767-300 aircraft purchases and conversions.

Capitalized interest increased $4.1 million, primarily due to an increase in the number of 767-300 aircraft undergoing passenger-to-freighter conversion.

Unrealized loss on financial instruments represents the change in fair value of the Amazon Warrant (see Note 7 to our Financial Statements) primarily due to changes in our common stock price.

Income taxes.  Our effective income tax rates were a benefit of 56.5% for 2017 and an expense of 52.3% for 2016.  The effective income tax rate benefit for 2017 differed from the U.S. statutory rate primarily due to the enactment on December 22, 2017 of the U.S. Tax Cuts and Jobs Act, which among other things, reduces the U.S.

federal corporate income tax rate from 35.0% to 21.0% resulting in a net income tax benefit of $130.0 million related to the revaluation of our U.S. net deferred tax liability (see Note 11 to our Financial Statements). To a lesser extent, the 2017 effective tax rate was impacted by nondeductible changes in the value of the Amazon Warrant liability (see Note 7 to our Financial Statements).  The effective income tax expense rate for 2016 differed from the U.S. federal statutory rate primarily due to nondeductible expenses resulting from a change in control, as defined under certain of the Company’s benefit plans, related to the Amazon transaction.  The effective rates for both periods were impacted by our assertion to indefinitely reinvest the net earnings of foreign subsidiaries outside the U.S.

We expect the U.S. Tax Cuts and Jobs Act to favorably impact our effective income tax rates in future periods, primarily due to the reduction in the U.S. federal corporate income tax rate from 35.0% to 21.0%.

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

	2017	2016	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$231,271	$200,563	$30,708	15.3%
Charter	151,388	133,727	17,661	13.2%
Dry Leasing	39,939	33,114	6,825	20.6%
Total Direct Contribution	$422,598	$367,404	$55,194	15.0%

Unallocated income and expenses, net	$261,942	$242,768	$19,174	7.9%

ACMI Segment

ACMI Direct Contribution increased $30.7 million, or 15.3%, primarily due to increased flying, the Southern Air acquisition and lower costs related to crew training.  Partially offsetting these items were higher Heavy and Line Maintenance costs and the amortization of deferred maintenance costs.  In addition, ACMI Direct Contribution was negatively impacted by the aforementioned labor-related operational disruptions.

Charter Segment

Charter Direct Contribution increased $17.7 million, or 13.2%, primarily due to higher Yields and increased demand for commercial cargo and increased cargo and passenger demand from the AMC.  Partially offsetting these items were higher Heavy Maintenance costs and lower rates from the AMC.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $6.8 million, or 20.6%, primarily due to the placement of 767-300 converted freighter aircraft and lower interest expense due to the scheduled repayment of debt related to Dry Leased 777-200LRF aircraft.  Partially offsetting these items were maintenance payments received related to the scheduled return of an aircraft during 2016.  There were no aircraft returned during 2017.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $19.2 million, or 7.9%, primarily due to higher costs in 2017 due to the Southern Air acquisition, unallocated interest expense, growth initiatives, amortization of the Amazon customer incentive asset, and legal and professional fees related to our preliminary injunction to stop the aforementioned labor-related operational disruptions.  Partially offsetting these items were costs resulting from a 2016 change in control, as defined under certain benefit plans, related to the Amazon transaction (see Note 7 to our Financial Statements) and a 2016 accrual for legal matters.

Years Ended December 31, 2016 and 2015

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Segment Operating Fleet	2016	2015	Inc/(Dec)
ACMI*
747-8F Cargo	8.1	8.9	(0.8)
747-400 Cargo	13.1	12.6	0.5
747-400 Dreamlifter	2.8	3.0	(0.2)
777-200 Cargo	3.7	-	3.7
767-300 Cargo	4.3	2.1	2.2
767-200 Cargo	9.0	8.3	0.7
737-400 Cargo	3.7	-	3.7
747-400 Passenger	1.0	1.2	(0.2)
767-200 Passenger	1.0	1.0	-
Total	46.7	37.1	9.6
Charter
747-8F Cargo	1.9	0.2	1.7
747-400 Cargo	9.6	9.4	0.2
747-400 Passenger	2.0	1.8	0.2
767-300 Passenger	3.6	2.9	0.7
Total	17.1	14.3	2.8
Dry Leasing
777-200 Cargo	6.0	6.0	-
767-300 Cargo	2.3	-	2.3
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.2	(0.2)
Total	11.3	9.2	2.1
Less: Aircraft Dry Leased to CMI customers	(2.3)	-	(2.3)
Total Operating Average Aircraft Equivalents	72.8	60.6	12.2
Out-of-service	-	0.4	(0.4)

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2016	2015	Inc/(Dec)	% Change
Total Block Hours**	210,444	178,060	32,384	18.2%

**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2016	2015	Inc/(Dec)	% Change
Operating Revenue
ACMI	$834,997	$791,442	$43,555	5.5%
Charter	881,991	908,753	(26,762)	(2.9)%
Dry Leasing	105,795	107,218	(1,423)	(1.3)%
Customer incentive asset amortization	(537)	-	(537)	NM
Other	17,381	15,246	2,135	14.0%
Total Operating Revenue	$1,839,627	$1,822,659	$16,968	0.9%

ACMI

	2016	2015	Inc/(Dec)	% Change
ACMI Block Hours	151,919	126,206	25,713	20.4%
ACMI Revenue Per Block Hour	$5,496	$6,271	$(775)	(12.4)%

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

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	2016	2015	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$424,332	$351,372	$72,960	20.8%
Aircraft fuel	275,113	333,390	(58,277)	(17.5)%
Maintenance, materials and repairs	206,106	202,337	3,769	1.9%
Depreciation and amortization	148,876	128,740	20,136	15.6%
Aircraft rent	146,110	145,031	1,079	0.7%
Travel	127,748	102,755	24,993	24.3%
Passenger and ground handling services	89,657	83,185	6,472	7.8%
Navigation fees, landing fees and other rent	78,441	99,345	(20,904)	(21.0)%
Loss (gain) on disposal of aircraft	(11)	1,538	(1,549)	NM
Special charge	10,140	17,388	(7,248)	(41.7)%
Transaction-related expenses	22,071	-	22,071	NM
Other	142,733	234,073	(91,340)	(39.0)%
Total Operating Expenses	$1,671,316	$1,699,154

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

Heavy Maintenance Events	2016	2015	Inc/(Dec)
747-8F C Checks	4	4	-
747-400 C Checks	9	5	4
747-400 D Checks	4	4	-
767 C Checks	1	1	-
CF6-80 engine overhauls	3	10	(7)

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

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) (in thousands):

	2016	2015	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(5,532)	$(12,554)	$(7,022)	(55.9)%
Interest expense	84,650	96,756	(12,106)	(12.5)%
Capitalized interest	(3,313)	(1,027)	2,286	NM
Loss on early extinguishment of debt	132	69,728	(69,596)	NM
Unrealized loss on financial instruments	2,888	-	(2,888)	NM
Gain on investments	-	(13,439)	(13,439)	NM
Other expense	70	1,261	(1,191)	NM

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

Income taxes.  Our effective income tax rates were an expense of 52.3% in 2016 and a benefit of 142.3% for 2015.  The effective income tax rate for 2016 differed from the U.S. statutory rate primarily due to a nondeductible customer incentive and to nondeductible compensation expenses resulting from a change in control, as defined under certain of the Company’s benefit plans, both related to the Amazon transaction (see Note 7 to our Financial Statements).  The effective income tax rate for 2015 differed from the U.S. federal statutory rate primarily due to income tax benefits related to extraterritorial income (“ETI”).  The effective rates for both periods were impacted by our assertion to indefinitely reinvest the net earnings of foreign subsidiaries outside the U.S. (see Note 11 to our Financial Statements).

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

We use these non-GAAP financial measures in assessing the performance of our ongoing operations and in planning and forecasting future periods.  In addition, management’s incentive compensation is determined, in part, by using Adjusted Income from continuing operations, net of taxes. We believe that these adjusted measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to assist investors and analysts in understanding our business results and assessing our prospects for future performance.

The following is a reconciliation of Income from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	2017	2016	Percent Change

Income from continuing operations, net of taxes	$224,338	$42,625	426.3%
Impact from:
U.S. Tax Cuts and Jobs Act bonus (a)	3,684	-
Loss (gain) on disposal of aircraft	(31)	(11)
Special charge	106	10,140
Costs associated with transactions (b)	4,772	45,598
Accrual for legal matters and professional fees	4,129	6,465
Noncash expenses and income, net (c)	17,934	8,111
Charges associated with refinancing debt	167	132
Unrealized loss on financial instruments	12,533	2,888
Income tax effect of reconciling items (d)	(3,962)	(1,651)
Income tax effect of U.S. Tax Cuts and Jobs Act (e)	(129,977)	-
Adjusted income from continuing operations, net of taxes	$133,693	$114,297	17.0%

Weighted average diluted shares outstanding	25,854	25,120
Add: dilutive warrant	1,293	299
effect of convertible notes hedges (f)	(27)	-
Adjusted weighted average diluted shares outstanding	27,120	25,419

Adjusted Diluted EPS from continuing operations, net of taxes	$4.93	$4.50	9.6%

	2016	2015	Percent Change

Income from continuing operations, net of taxes	$42,625	$7,286	485.0%
Impact from:
Loss (gain) on disposal of aircraft	(11)	1,538
Special charge	10,140	17,958
Costs associated with transactions (b)	45,598	-
Accrual for legal matters and professional fees	6,465	104,380
Noncash expenses and income, net (c)	8,111	4,480
Charges associated with refinancing debt	132	73,411
Gain on investment	-	(13,439)
Unrealized loss on financial instruments	2,888	-
Income tax effect of reconciling items (d)	(1,651)	(66,300)
ETI tax benefit	-	(4,008)
Adjusted income from continuing operations, net of taxes	$114,297	$125,306	(8.8)%

Weighted average diluted shares outstanding	25,120	25,018
Add: dilutive warrant	299	-
Adjusted weighted average diluted shares outstanding	25,419	25,018

Adjusted Diluted EPS from continuing operations, net of taxes	$4.50	$5.01	(10.2)%

(a)	U.S. Tax Cuts and Jobs Act bonus was granted to eligible personnel below the officer level following enactment.
(b)

Costs associated with transactions in 2017 primarily related to our acquisition of Southern Air (see Note 4 to our Financial Statements).  Costs associated with transactions in 2016 primarily related to the Amazon transaction, including costs resulting from a change in control under certain benefit plans related to the Amazon transaction (see Note 7 to our Financial Statements), and our acquisition of Southern Air (see Note 4 to our Financial Statements).

(c)

Noncash expenses and income, net in 2017 primarily related to amortization of debt discount on the convertible notes (see Note 9 to our Financial Statements) and amortization of the customer incentive asset related to the Amazon Warrant (see Note 7 to our Financial Statements).  Noncash expenses and income, net in 2016 primarily related to amortization of debt discount on the convertible notes (see Note 9 to our Financial Statements). Noncash expenses and income, net in 2015 primarily related to amortization and accretion of debt, lease and investment discounts.

(d)

Income tax effect of reconciling items in 2017 is primarily impacted by a nondeductible customer incentive related to Amazon. Income tax effect of reconciling items in 2016 is primarily impacted by a nondeductible customer incentive and nondeductible compensation expenses resulting from a change in control, as defined under certain of the Company’s benefit plans, both related to the Amazon transaction.

(e)	Income tax effect of U.S. Tax Cuts and Jobs Act is due to the revaluation of our U.S. net deferred tax liability (see Note 11 to our Financial Statements).
(f)	Impact of the economic benefit from the convertible note hedges in offsetting dilution from the Convertible Notes (see Note 9 to our Financial Statements).

Liquidity and Capital Resources

The most significant liquidity events during 2017 were as follows:

Debt Transactions

In May 2017, we issued $289.0 million of 2017 Convertible Notes with a cash coupon of 1.875%.  In May 2017, we used the majority of the proceeds to repay $150.0 million then outstanding under a $150.0 million secured revolving credit facility.

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

In September 2017, we entered into a private placement debt facility for a total of $145.8 million for the purchase and passenger-to-freighter conversion of six 767-300 aircraft dry leased to Amazon.  In October 2017, we borrowed $72.6 million for the first three aircraft under the facility.  In December 2017, we borrowed $73.2 million for the remaining three aircraft under the facility.  The weighted average fixed interest rate for the debt facility was 3.16%.

In November 2017, we borrowed $26.9 million related to GEnx engine performance upgrade kits and overhauls under an unsecured term loan at a fixed interest rate of 2.38%.

Operating Activities. For 2017, Net cash provided by operating activities was $331.7 million, which primarily reflected $223.5 million of Net Income, noncash adjustments of $197.5 million for Depreciation and amortization, $22.3 million for Stock-based compensation and $12.5 million for Unrealized loss on financial instruments, and a $58.5 million increase in Accounts payable and accrued liabilities.  Partially offsetting these items was a noncash adjustment of $81.3 million for deferred taxes, a $67.3 million increase in Prepaid expenses, current assets, and other assets, and a $33.2 million increase in Accounts receivable.  For 2016, Net cash provided by operating activities was $232.2 million, which primarily reflected $41.5 million of Net Income, noncash adjustments of $168.7 million for Depreciation and amortization, $47.4 million for deferred taxes and $32.7 million for Stock-based compensation, and a $23.0 million decrease in Accounts receivable.  Partially offsetting these items were a $64.1 million decrease in Accounts payable and accrued liabilities and a $29.5 million increase in Prepaid expenses, current assets and other assets.

Investing Activities. For 2017, Net cash used for investing activities was $541.6 million, consisting primarily of $458.5 million of payments for flight equipment and modifications, and $87.6 million of core capital expenditures, excluding flight equipment.  Payments for flight equipment and modifications during 2017 were primarily related to the purchase of 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2017 were funded through working capital and the financings discussed above.  For 2016, Net cash used for investing activities was $457.4 million, consisting primarily of $317.0 million of purchase deposits and payments for flight equipment, $105.4 million related to the Southern Air acquisition, and $46.7 million of core capital expenditures, excluding flight equipment.  Partially offsetting these investing activities were $11.7 million of proceeds from investments.

Financing Activities. For 2017, Net cash provided by financing activities was $363.5 million, which primarily reflected proceeds from debt issuance of $620.6 million, $38.1 million from the sale of convertible note warrants and $25.8 million of customer maintenance reserves and deposits received, partially offset by $207.1 million of payments on debt obligations, $70.1 million for the purchase of convertible note hedges and $18.5 million of customer maintenance reserves paid.  For 2016, Net cash used for financing activities was $75.5 million, which primarily reflected $179.2 million of payments on debt obligations, partially offset by $103.5 million of proceeds from debt issuance and $15.1 million of customer maintenance reserves and deposits received.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, to fund core capital expenditures for 2018, and to pay amounts due related to the settlement of the U.S. class action litigation.  Core capital expenditures for 2018 are expected to range between $100.0 to $110.0 million, which excludes flight equipment and capitalized interest.  Our payments remaining for flight equipment purchase and passenger-to-freighter conversion commitments to be made during 2018 are expected to be approximately $86.3 million.  We expect to finance the acquisition and conversion of this flight equipment with working capital prior to obtaining permanent financing for the converted aircraft.

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

We do not expect to pay any significant U.S. federal income tax in this or the next decade.  Our business operations are subject to income tax in several foreign jurisdictions.  We do not expect to pay any significant cash income taxes in foreign jurisdictions for at least several years.  Due to the U.S. Tax Cuts and Jobs Act, we may repatriate the unremitted earnings of our foreign subsidiaries to the extent taxes are insignificant.

Contractual Obligations

The table below provides details of our balances outstanding under credit agreements and future cash contractual obligations as of December 31, 2017 (in millions):

	Total	Payments Due by Period
	Obligations	2018	2019	2020	2021	2022	Thereafter
Debt and capital lease (1)	$2,378.8	$230.5	$230.5	$343.6	$238.2	$426.8	$909.2
Interest on debt (2)	350.5	74.8	67.1	59.2	47.2	37.4	64.8
Aircraft and engine operating leases	821.0	138.2	154.5	149.2	158.0	111.1	110.0
Other operating leases	25.9	7.0	6.5	5.9	4.7	1.8	-
Flight equipment purchase and conversion commitments (3)	86.2	86.2	-	-	-	-	-
Legal settlement obligation	30.0	30.0	-	-	-	-	-
Total Contractual Obligations	$3,692.4	$566.7	$458.6	$557.9	$448.1	$577.1	$1,084.0

(1)	Debt reflects gross amounts (see Note 9 to our Financial Statements for a discussion of the related unamortized discount).
(2)	Amount represents interest on fixed and floating rate debt at December 31, 2017.
(3)	Amount represents estimated payments primarily related to 767-300 aircraft purchases and passenger-to-freighter conversions.

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

Off-Balance Sheet Arrangements

Sixteen of our seventy-three aircraft are leased (this excludes aircraft provided by CMI customers).  One is a capital lease and five are leased through trusts established specifically to purchase, finance and lease aircraft to us.  These leasing entities meet the criteria for variable interest entities.  All fixed price options reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities.  We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that would obligate us to absorb decreases in value or entitle us to participate in increases in the value of the aircraft.  We have not consolidated any of the aircraft-leasing trusts because we are not the primary beneficiary.  In addition, we reviewed the other ten Atlas aircraft that are under operating leases but not financed through a trust and determined that none of them would be consolidated upon the application of accounting for consolidations.  Our maximum exposure under all operating leases is the remaining lease payments, which amounts are reflected in the future lease commitments above and described in Note 10 to our Financial Statements.

In March 2017, we amended and extended an operating lease for a 747-400 freighter aircraft to June 2032 at a lower monthly lease payment.  As a result of the extension, we determined that the lease qualifies as a capital lease. See Note 9 to our Financial Statements.

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

We record impairment charges on long-lived assets when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount and the net book value of the assets exceeds their estimated fair value. In making these determinations, we use certain assumptions, including, but not limited to: (i) estimated fair value of the assets, and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, revenue generated, associated costs, length of service and estimated residual values.  To conduct impairment testing, we group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities.  For flight equipment used in our ACMI and Charter segments, assets are grouped at the operating fleet level.  For flight equipment used in our Dry Leasing segment, assets are grouped on an individual basis.

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

In accordance with recently issued SEC guidance to address the accounting for income tax reform, and based on our interpretation of the U.S. Tax Cuts and Jobs Act, we have recorded provisional income tax benefits in connection with the remeasurement of our U.S. net deferred tax liability.  We have not recorded any provisional amount in connection with the one-time deemed repatriation tax on unremitted foreign earnings (see Note 11 to our Financial Statements).  The ultimate impact of the U.S. Tax Cuts and Jobs Act may differ from the provisional amounts reflected in our consolidated financial statements due to additional regulatory guidance that may be issued, changes in interpretations and assumptions, additional analysis, and actions we may take as a result.  We expect to update these provisional amounts as the analysis is finalized within the one-year measurement period.

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

Aircraft Fuel.  Our results of operations are affected by changes in the price and availability of aircraft fuel.  Our exposure to fluctuations in fuel price is limited to the commercial portion of our Charter business only, but this risk is partially mitigated by using indexed fuel price adjustments for certain commercial charter contracts.   The ACMI and Dry Leasing segments have no direct fuel price exposure because the related contracts require our customers to pay for aircraft fuel.  Similarly, we generally have no fuel price risk for AMC charters because the price is set under our contract with the AMC, and we receive or make payments to adjust for price increases and decreases from the contractual rate.

Variable Interest Rates.  Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. As of December 31, 2017, approximately $83.5 million of our debt at face value had variable interest rates.  If interest rates would have increased or decreased by a hypothetical 20% in the underlying rate as of December 31, 2017, our annual interest expense would have changed in 2017 by approximately $0.7 million.

Foreign Currency.  We have limited exposure to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition.  Our largest exposure comes from the Brazilian real.

Stock Price.  Our earnings are affected by changes in our common stock price due to the impact those changes have on the fair value of our liability for warrants issued to Amazon (See Note 7 to our Financial Statements for a description of the warrants).  As of December 31, 2017, our warrant liability was $127.8 million.  If our stock price would have increased or decreased resulting in a hypothetical 20% change in the fair value of the warrant liability as of December 31, 2017, we would have recognized an additional unrealized loss or gain of approximately $25.8 million in 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Atlas Air Worldwide Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Atlas Air Worldwide Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2017, including the related notes, and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 22, 2018

We have served as the Company’s auditor since 2007.

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$280,809	$123,890
Short-term investments	13,604	4,313
Restricted cash	11,055	14,360
Accounts receivable, net of allowance of $1,494 and $997, respectively	194,478	166,486
Prepaid maintenance	13,346	4,418
Prepaid expenses and other current assets	74,294	44,603
Total current assets	587,586	358,070
Property and Equipment
Flight equipment	4,447,097	3,886,714
Ground equipment	70,951	68,688
Less: accumulated depreciation	(701,249)	(568,946)
Flight equipment modifications in progress	186,302	154,226
Property and equipment, net	4,003,101	3,540,682
Other Assets
Long-term investments and accrued interest	15,371	27,951
Deferred costs and other assets	242,919	204,647
Intangible assets, net and goodwill	106,485	116,029
Total Assets	$4,955,462	$4,247,379

Liabilities and Equity
Current Liabilities
Accounts payable	$65,740	$59,543
Accrued liabilities	454,843	320,887
Current portion of long-term debt and capital lease	218,013	184,748
Total current liabilities	738,596	565,178
Other Liabilities
Long-term debt and capital lease	2,008,986	1,666,663
Deferred taxes	214,694	298,165
Financial instruments and other liabilities	203,330	200,035
Total other liabilities	2,427,010	2,164,863
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,104,648 and 29,633,605 shares issued, 25,292,454 and 25,017,242 shares outstanding (net of treasury stock), as of December 31, 2017 and December 31, 2016, respectively	301	296
Additional paid-in-capital	715,735	657,082
Treasury stock, at cost; 4,812,194 and 4,616,363 shares, respectively	(193,732)	(183,119)
Accumulated other comprehensive loss	(3,993)	(4,993)
Retained earnings	1,271,545	1,048,072
Total stockholders’ equity	1,789,856	1,517,338
Total Liabilities and Equity	$4,955,462	$4,247,379

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015

Operating Revenue	$2,156,460	$1,839,627	$1,822,659

Operating Expenses
Salaries, wages and benefits	456,075	424,332	351,372
Aircraft fuel	333,046	275,113	333,390
Maintenance, materials and repairs	273,676	206,106	202,337
Depreciation and amortization	166,713	148,876	128,740
Travel	144,699	127,748	102,755
Aircraft rent	142,945	146,110	145,031
Navigation fees, landing fees and other rent	116,318	78,441	99,345
Passenger and ground handling services	107,787	89,657	83,185
Loss (gain) on disposal of aircraft	(31)	(11)	1,538
Special charge	106	10,140	17,388
Transaction-related expenses	4,509	22,071	-
Other	168,643	142,733	234,073
Total Operating Expenses	1,914,486	1,671,316	1,699,154

Operating Income	241,974	168,311	123,505

Non-operating Expenses (Income)
Interest income	(6,009)	(5,532)	(12,554)
Interest expense	99,687	84,650	96,756
Capitalized interest	(7,389)	(3,313)	(1,027)
Loss on early extinguishment of debt	167	132	69,728
Unrealized loss on financial instruments	12,533	2,888	-
Gain on investments	-	-	(13,439)
Other (income) expense	(387)	70	1,261
Total Non-operating Expenses (Income)	98,602	78,895	140,725

Income (loss) from continuing operations before income taxes	143,372	89,416	(17,220)
Income tax (benefit) expense	(80,966)	46,791	(24,506)

Income from continuing operations, net of taxes	224,338	42,625	7,286

Loss from discontinued operations, net of taxes	(865)	(1,109)	-

Net Income	$223,473	$41,516	$7,286

Earnings per share from continuing operations:
Basic	$8.89	$1.72	$0.29

Diluted	$8.68	$1.70	$0.29

Loss per share from discontinued operations:
Basic	$(0.03)	$(0.04)	$-

Diluted	$(0.03)	$(0.04)	$-

Earnings per share:
Basic	$8.85	$1.67	$0.29

Diluted	$8.64	$1.65	$0.29

Weighted average shares:
Basic	25,241	24,843	24,833

Diluted	25,854	25,120	25,018

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net Income	$223,473	$41,516	$7,286
Other comprehensive income:
Interest rate derivatives:
Reclassification to interest expense	1,621	1,770	6,129
Income tax expense	(621)	(700)	(2,277)
Foreign currency translation:
Translation adjustment	-	-	(343)
Other comprehensive income	1,000	1,070	3,509
Comprehensive Income	$224,473	$42,586	$10,795

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015

Operating Activities:
Income from continuing operations, net of taxes	$224,338	$42,625	$7,286
Less: Loss from discontinued operations, net of taxes	(865)	(1,109)	-
Net Income	223,473	41,516	7,286

Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	197,463	168,721	147,604
Accretion of debt securities discount	(1,172)	(1,277)	(4,651)
Provision for allowance for doubtful accounts	198	508	171
Special charge, net of cash payments	106	10,140	16,351
Loss on early extinguishment of debt	167	132	69,728
Unrealized loss on financial instruments	12,533	2,888	-
Loss (gain) on disposal of aircraft	(31)	(11)	1,538
Deferred taxes	(81,330)	47,381	(25,898)
Stock-based compensation	22,319	32,724	16,181
Changes in:
Accounts receivable	(33,201)	22,974	2,016
Prepaid expenses, current assets and other assets	(67,341)	(29,455)	23,171
Accounts payable and accrued liabilities	58,535	(64,059)	119,390
Net cash provided by operating activities	331,719	232,182	372,887
Investing Activities:
Capital expenditures	(87,555)	(46,717)	(45,040)
Payments for flight equipment and modifications	(458,464)	(316,993)	(227,048)
Acquisition of business, net of cash acquired	-	(105,392)	-
Proceeds from investments	4,462	11,714	80,302
Proceeds from disposal of aircraft	-	-	25,441
Net cash used for investing activities	(541,557)	(457,388)	(166,345)
Financing Activities:
Proceeds from debt issuance	620,568	103,492	568,033
Payment of debt issuance costs	(14,664)	(4,034)	(14,509)
Payments of debt	(207,093)	(179,153)	(568,923)
Proceeds from revolving credit facility	150,000	-	-
Payment of revolving credit facility	(150,000)	-	-
Customer maintenance reserves and deposits received	25,784	15,105	16,148
Customer maintenance reserves paid	(18,538)	-	(3,801)
Proceeds from sale of convertible note warrants	38,148	-	36,290
Payments for convertible note hedges	(70,140)	-	(52,903)
Proceeds from stock option exercises	-	-	1,193
Purchase of treasury stock	(10,613)	(11,275)	(26,522)
Excess tax benefit from stock-based compensation	-	390	555
Payment of debt extinguishment costs	-	-	(36,054)
Net cash provided by (used for) financing activities	363,452	(75,475)	(80,493)
Net increase (decrease) in cash, cash equivalents and restricted cash	153,614	(300,681)	126,049
Cash, cash equivalents and restricted cash at the beginning of period	138,250	438,931	312,882
Cash, cash equivalents and restricted cash at the end of period	$291,864	$138,250	$438,931

Noncash Investing and Financing Activities:

Acquisition of flight equipment included in Accounts payable and accrued liabilities	$68,732	$14,345	$33,294
Acquisition of flight equipment under capital lease	$30,419	$10,800	$-

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained	Total
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2014	$286	$(145,322)	$573,133	$(9,572)	$999,270	$1,417,795
Net Income	-	-	-	-	7,286	7,286
Other comprehensive income	-	-	-	3,509	-	3,509
Stock-based compensation	-	-	16,181	-	-	16,181
Purchase of 565,352 shares of treasury stock	-	(26,522)	-	-	-	(26,522)
Exercise of 25,373 employee stock options	-	-	1,193	-	-	1,193
Issuance of 368,912 shares of restricted stock	4	-	(4)	-	-	-
Equity component of convertible notes, net of tax	-	-	32,234	-	-	32,234
Purchase of convertible note hedges, net of tax	-	-	(33,837)	-	-	(33,837)
Issuance of warrants	-	-	36,290	-	-	36,290
Tax benefit (expense) on restricted stock	-	-	54	-	-	54
Balance at December 31, 2015	$290	$(171,844)	$625,244	$(6,063)	$1,006,556	$1,454,183
Net Income	-	-	-	-	41,516	41,516
Other comprehensive income	-	-	-	1,070	-	1,070
Stock-based compensation	-	-	32,724	-	-	32,724
Purchase of 297,569 shares of treasury stock	-	(11,275)	-	-	-	(11,275)
Issuance of 678,160 shares of restricted stock	6	-	(6)	-	-	-
Tax benefit (expense) on restricted stock	-	-	(880)	-	-	(880)
Balance at December 31, 2016	$296	$(183,119)	$657,082	$(4,993)	$1,048,072	$1,517,338
Net Income	-	-	-	-	223,473	223,473
Other comprehensive income	-	-	-	1,000	-	1,000
Stock-based compensation	-	-	22,319	-	-	22,319
Purchase of 195,831 shares of treasury stock	-	(10,613)	-	-	-	(10,613)
Issuance of 471,043 shares of restricted stock	5	-	(5)	-	-	-
Equity component of convertible notes, net of tax	-	-	43,256	-	-	43,256
Purchase of convertible note hedges, net of tax	-	-	(45,065)	-	-	(45,065)
Issuance of warrants	-	-	38,148	-	-	38,148
Balance at December 31, 2017	$301	$(193,732)	$715,735	$(3,993)	$1,271,545	$1,789,856

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2017

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

Escrow Deposits and Letters of Credit

We had $5.1 million as of December 31, 2017 and $5.0 million as of December 31, 2016, for certain deposits required in the normal course of business for various items including, but not limited to, surety and customs bonds, airfield privileges, judicial deposits, insurance and cash pledged under standby letters of credit related to collateral. These amounts are included in Deferred costs and other assets.

Expendable Parts

Expendable parts, materials and supplies for flight equipment are carried at average acquisition costs and are included in Prepaid expenses and other current assets.  When used in operations, they are charged to maintenance expense.  Allowances for excess and obsolescence for expendable parts expected to be on hand at the date aircraft are retired from service are provided over the estimated useful lives of the related airframes and engines.  These allowances are based on management estimates, which are subject to change as conditions in the business evolve. The net book value of expendable parts inventory was $34.7 million as of December 31, 2017 and $24.2 million at December 31, 2016, net of allowances for obsolescence of $27.8 million at December 31, 2017 and $22.3 million at December 31, 2016.

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

The estimated useful lives of our property and equipment are as follows:

Range
Flight equipment	30 to 40 years
Computer software and equipment	3 to 5 years
Ground handling equipment and other	3 to 5 years

Depreciation expense related to property and equipment was $153.1 million in 2017, $141.5 million in 2016 and $122.2 million in 2015.

The net book value of flight equipment on dry lease to customers was $1,270.7 million as of December 31, 2017 and $936.0 million as of December 31, 2016.  The accumulated depreciation for flight equipment on dry lease to customers was $152.7 million as of December 31, 2017 and $99.8 million as of December 31, 2016.

Rotable parts are recorded in Property and equipment, net, and are depreciated over their average remaining fleet lives and written off when they are determined to be beyond economic repair.  The net book value of rotable parts inventory was $184.8 million as of December 31, 2017 and $142.7 million as of December 31, 2016.

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

Goodwill

Goodwill represents the excess of an acquisition’s purchase price over the fair value of the identifiable net assets acquired and liabilities assumed.  Goodwill is not amortized, but tested for impairment annually during the fourth quarter of each year, or more frequently if certain events or circumstances indicate that an impairment loss may have been incurred.  Goodwill is not deductible for tax purposes.

We may elect to perform a qualitative analysis on the reporting unit that has goodwill to determine whether it is more likely than not that fair value of the reporting unit is less than its carrying value.  If the qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative analysis, we perform a quantitative analysis to determine whether a goodwill impairment exists.  If the goodwill’s carrying value exceeds its implied fair value calculated using the quantitative approach, an impairment charge is recorded for the difference.

Fair value is determined using a discounted cash flow analysis based on key assumptions including, but not limited to, (i) a projection of revenues, expenses and other cash flows; (ii) terminal period revenue growth and cash flows; and (iii) an assumed discount rate.

The total amount of goodwill was $40.4 million, which is included in Intangible assets, net and goodwill in the consolidated balance sheets as of December 31, 2017 and 2016 (see Notes 4 and 6).  During the fourth quarter of 2017, we performed a qualitative analysis and determined that goodwill was not impaired.

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

Variable Interest Entities and Off-Balance Sheet Arrangements

We hold a 50% interest in GATS GP (BVI) Ltd. (“GATS”), a joint venture with an unrelated third party.  The purpose of the joint venture is to purchase rotable parts and provide repair services for those parts, primarily for our 747-8F aircraft.  The joint venture is a variable interest entity and we have not consolidated GATS because we are not the primary beneficiary as we do not exercise financial control.  Our investment in GATS was $22.1 million as of December 31, 2017 and $22.2 million as of December 31, 2016 and our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts.  GATS does not have any third-party debt obligations.  We had Accounts payable to GATS of $0.4 million as of December 31, 2017 and $2.4 million as of December 31, 2016.

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

In accordance with recently issued SEC guidance to address the accounting for income tax reform, and based on our interpretation of the U.S. Tax Cuts and Jobs Act, we have recorded provisional income tax benefits in connection with the remeasurement of our U.S. net deferred tax liability.  We have not recorded any provisional amount in connection with the one-time deemed repatriation tax on unremitted foreign earnings (see Note 11). The ultimate impact of the U.S. Tax Cuts and Jobs Act may differ from the provisional amounts reflected in our consolidated financial statements due to additional regulatory guidance that may be issued, changes in interpretations and assumptions, additional analysis, and actions we may take as a result.  We expect to update these provisional amounts as the analysis is finalized within the one-year measurement period.

Heavy Maintenance

Except for engines used on our 747-8F aircraft, we account for heavy maintenance costs for airframes and engines used in our ACMI and Charter segments using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs.

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method.  Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required.  Amortization of deferred maintenance expense is included in Depreciation and amortization.  The following table provides a summary of Deferred maintenance included within Deferred costs and other assets as of December 31:

	2017	2016
Beginning balance, net	$19,100	$-
Deferred maintenance costs	50,675	19,644
Amortization of deferred maintenance	(5,907)	(544)
Ending balance, net	$63,868	$19,100

Prepaid Maintenance Deposits

Certain of our aircraft financing agreements require security deposits to our finance providers to ensure that we perform major maintenance as required.  These are substantially refundable to us and are, therefore, accounted for as deposits and included in Prepaid maintenance and in Deferred costs and other assets.  Such amounts were $37.3 million as of December 31, 2017 and $53.4 million at December 31, 2016.

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

The following table summarizes interest and income taxes paid:

	2017	2016	2015
Interest paid	$73,872	$66,306	$75,135
Income taxes paid, net of refunds	$563	$1,160	$(228)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	2017	2016
Cash and cash equivalents	$280,809	$123,890
Restricted cash	11,055	14,360
Total Cash, cash equivalents and restricted cash shown in consolidated statements of cash flows	$291,864	$138,250

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for share-based compensation.  The amended guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  We adopted this amended guidance on January 1, 2017 on a prospective basis.  As a result, we recognized $1.9 million of excess tax benefits during the year ended December 31, 2017 as a reduction of income tax expense in our consolidated statements of operations.  Excess tax benefits were previously recognized within equity.  Additionally, our consolidated statements of cash flows present such excess tax benefits, which were previously presented as a financing activity, as an operating activity.

In February 2016, the FASB amended its accounting guidance for leases.  The guidance requires a lessee to recognize assets and liabilities on the balance sheet arising from leases with terms greater than 12 months.  While lessor accounting guidance is relatively unchanged, certain amendments were made to conform with changes made to lessee accounting and the amended revenue recognition guidance.  The new guidance will continue to classify leases as either finance or operating, with classification affecting the presentation and pattern of expense and income recognition, in the statement of operations.  It also requires additional quantitative and qualitative disclosures about leasing arrangements.  The amended guidance is effective as of the beginning of 2019, with early adoption permitted.  While we are still assessing the impact the amended guidance will have on our financial statements, we expect that recognizing the right-of-use asset and related lease liability will impact our balance sheet materially.  We plan to adopt the new guidance on its required effective date of January 1, 2019 and the implementation is progressing as expected.

In May 2014, the FASB amended its accounting guidance for revenue recognition.  Subsequently, the FASB has issued several clarifications and updates.  The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided.  It also requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The two permitted transition methods under the guidance are the full retrospective approach, under which the guidance is applied to all periods presented, or the modified retrospective approach, under which the guidance is applied only to the most current period presented.  We adopted this amended guidance on January 1, 2018 using the modified retrospective approach and we do not believe it will have a material effect on our financial statements.  As a result of adoption, revenue recognized under previous guidance based on flight departure will be recognized over time as the services are performed.  In addition, revenue under certain ACMI and CMI contracts, such as revenue related to contracted minimum block hour guarantees, will be recognized in later periods, and some revenue adjustments related to meeting or exceeding on-time performance targets will be recognized in earlier periods.

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

Combined with Polar, we provide ACMI, CMI, Charter and Dry Leasing services to support DHL’s transpacific express, North American, intra-Asian, and global networks.  In addition, we fly between the Asia Pacific region, the Middle East and Europe on behalf of DHL and other customers.  Atlas also provides incremental charter capacity to Polar and DHL from time to time.

The following table summarizes the aircraft types, services and number of aircraft provided to DHL as of December 31, 2017:

Aircraft	Service	Total
747-8F	ACMI	6
747-400F	ACMI	8
777-200LRF	CMI	5
767-300	CMI and Dry Leasing	4
767-200	CMI	9
737-400F	CMI	5
757-200F	Dry Leasing	1
Total		38

The following table summarizes our transactions with Polar:

Revenue and Expenses:	2017	2016	2015
Revenue from Polar	$420,564	$407,891	$399,113
Ground handling and airport fees to Polar	2,746	1,667	2,019

Accounts receivable/payable as of December 31:	2017	2016
Receivables from Polar	$9,558	$8,161
Payables to Polar	2,751	2,019

Aggregate Carrying Value of Polar Investment as of December 31:	2017	2016
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

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

Total consideration for Southern Air was $105.8 million, net of cash acquired, and consisted of the following:

Fair value of consideration
Cash paid, net of $15,615 cash acquired	$107,498
Working capital adjustment	(2,106)
Other adjustments	372
Total consideration	$105,764

Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the acquisition date.

The following table summarizes the amounts recognized for fair values of the assets acquired and liabilities assumed:

Estimated Fair Value
Accounts receivable, net	$22,912
Prepaid expenses and other current assets	2,434
Property and equipment	6,355
Intangible assets and goodwill	67,341
Deferred income taxes, net	36,452
Other assets	1,498
Total assets acquired	$136,992
Accounts payable and accrued liabilities	$31,228
Total liabilities assumed	31,228
Net assets acquired	$105,764

The fair values and initial useful lives assigned to all intangible assets and goodwill are as follows:

	Estimated Useful Lives	Estimated Fair Value
Customer relationship	16 years	$26,280
Trade name	1.5 years	700
Goodwill	Indefinite	40,361
Total intangible assets and goodwill		$67,341

Customer relationship represents the underlying relationship and agreements with DHL.  The trade name relates to the Southern Air brand.  Goodwill is primarily attributable to the expanded market opportunities expected from combining the service offerings of Southern Air with ours, as well as the employee work force acquired.  Southern Air’s results of operations and goodwill are reflected in our ACMI segment.  Amortization expense related to Southern Air’s intangible assets amounted to $2.0 million in 2017 and $1.6 million in 2016.

For 2016, our consolidated results include Southern Air’s operating revenue of $79.8 million.  We incurred Transaction-related expenses of $4.5 million in 2017, primarily related to professional fees and integration costs, and $17.7 million in 2016, primarily related to: certain compensation costs, including employee termination benefits; professional fees; and integration costs associated with the acquisition.

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

As part of integrating Southern Air, management decided and committed to pursue a plan to sell Florida West.  As a result, the financial results for Florida West are presented as a discontinued operation and the assets and liabilities of Florida West were classified as held for sale, since the date of acquisition through December 31, 2016.  The aggregate carrying value of Florida West’s assets held for sale was insignificant at December 31, 2016 and was included in Prepaid expenses and other current assets.  In February 2017, management determined that a sale was no longer likely to occur and committed to a plan to wind down the Florida West operations.  The wind-down of operations was completed in March 2017.

A summary of the employee termination benefit liabilities, which are expected to be paid by the first quarter of 2018, is as follows:

	2017	2016
Beginning balance	$1,214	$3,797
Wind-down expenses	1,990	-
Cash payments	(3,133)	(2,583)
Ending balance	$71	$1,214

5. Special Charge

During 2016 and 2015, we recognized $10.1 million of impairment losses for six CF6-80 engines classified as held for sale and $8.3 million for five CF6-80 engines classified as held for sale, respectively.  Depreciation ceased on the engines.  Nine engines were traded in during 2016 and one engine was traded in during 2017.  The carrying value of the remaining CF6-80 engine held for sale at December 31, 2017 was $1.3 million, and of the two CF6-80 engines held for sale at December 31, 2016 was $2.8 million, which was included within Prepaid expenses and other current assets in the consolidated balance sheets.  The remaining CF6-80 engine classified as held for sale is under contract to be traded in during the first quarter of 2018.

During 2015, we recognized a charge of $7.7 million related to the early termination of high-cost operating leases for two CF6-80 engines.

6. Intangible Assets, Net and Goodwill

The following table presents our Intangible assets, net and goodwill as of December 31:

	2017	2016
Goodwill	$40,361	$40,361
Fair value adjustments on operating leases	45,531	45,531
Lease intangible	54,891	57,203
Customer relationship	26,280	26,280
Trade name	700	700
Less: accumulated amortization	(61,278)	(54,046)
	$106,485	$116,029

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

Amortization expense related to intangible assets amounted to $9.5 million in 2017, $9.8 million in 2016 and $8.9 million in 2015.

The estimated future amortization expense of intangible assets as of December 31, 2017 is as follows:

2018	$8,792
2019	8,094
2020	8,047
2021	8,547
2022	8,862
Thereafter	23,782
Total	$66,124

7. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involve, among other things, CMI operation of 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to a total of ten years).  Between August 2016 and December 2017, we have placed 12 freighter aircraft into service for Amazon and we expect to be operating all 20 before the end of 2018.

In conjunction with these agreements, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share.  A portion of the warrant, representing the right to purchase 3.75 million shares, vested immediately upon issuance of the warrant.  The remainder of the warrant, representing the right to purchase 3.75 million shares, would vest in increments of 375,000 as the lease and operation of each of the 11th through 20th aircraft commences.  During the fourth quarter of 2017, a portion of the warrant representing the right to purchase 750,000 shares vested as the lease and operation of the 11th and 12th aircraft commenced.  The warrant will be exercisable in accordance with its terms through 2021.  As of December 31, 2017, no portion of the warrant has been exercised.

The agreements also provide incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.50 per share.  This warrant to purchase 3.75 million shares would vest in conjunction with payments by Amazon for additional business with us.  As of December 31, 2017, no portion of this warrant has vested.  Upon vesting, the warrant would become exercisable in accordance with its terms through 2023.

At a special meeting on September 20, 2016, the Company’s shareholders, by a vote of approximately 99.9% of the votes cast, approved the issuance of warrants to acquire up to 30% of our outstanding common shares.  This approval constituted a change in control, as defined under certain of the Company’s benefit plans.  As a result, we recognized $23.5 million in expense, including accelerated compensation expense for restricted and performance share and cash awards, during 2016.  The share-based portion of the compensation expense was $13.3 million.

At the time of vesting, the fair value of the vested portion of the warrant issued to Amazon is recorded as a warrant liability within Financial instruments and other liabilities (the “Amazon Warrant”).  This initial fair value of the vested portion of the warrant is also recognized as a customer incentive asset within Deferred costs and other assets, net and is amortized as a reduction of revenue in proportion to the amount of revenue recognized over the terms of the Dry Leases and CMI agreements.  The following table provides a summary of the customer incentive asset as of December 31:

	2017	2016
Beginning balance	$92,351	$-
Initial value for vested portion of warrant	19,448	92,888
Amortization of customer incentive asset	(5,261)	(537)
Ending balance	$106,538	$92,351

The Amazon Warrant liability is marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized loss (gain) on financial instruments.  We utilize a Monte Carlo simulation approach to estimate the fair value of the Amazon Warrant which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility and risk-free interest rate, among others.  We recognized a net unrealized loss of $12.5 million and $2.9 million on the Amazon Warrant during 2017 and 2016, respectively.  The fair value of the Amazon Warrant liability was $127.8 million as of December 31, 2017 and $95.8 million as of December 31, 2016.

8. Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2017	2016
Maintenance	$156,042	$54,495
Customer maintenance reserves	89,037	81,830
Salaries, wages and benefits	65,546	55,063
U.S. class action settlement	30,000	35,000
Aircraft fuel	22,196	16,149
Deferred revenue	20,986	10,298
Other	71,036	68,052
Accrued liabilities	$454,843	$320,887

9. Debt

Our debt obligations, as of December 31:

		2017		2016
	Range of Maturity Dates	Interest Rates (1)	Balance	Interest Rates (1)	Balance
Ex-Im Guaranteed Notes	2021 to 2025	1.89%	$564,184	1.89%	$645,537
Term loans and capital leases	2020 to 2032	4.16%	1,145,116	4.34%	1,053,273
Private Placement Facility	2025 to 2026	3.17%	144,539	-	-
Convertible Notes	2022 to 2024	2.04%	513,500	2.25%	224,500
EETC	2019	7.52%	11,480	7.52%	20,084
Total principal amount of debt and capital leases			2,378,819		1,943,394
Less: unamortized debt discount and issuance costs			(151,820)		(91,983)
Total debt			2,226,999		1,851,411
Less current portion of debt and capital leases			(218,013)		(184,748)
Long-term debt			$2,008,986		$1,666,663
(1)	Interest rates reflect weighted-average rates as of year-end.

Many of our financing instruments have cross-default provisions and contain limitations on our ability to, among other things, consummate certain asset sales, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

Description of our Debt Obligations

Ex-Im Guaranteed Notes

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

Term Loans and Capital Leases

We have entered into various term loans to finance the purchase of aircraft, passenger-to-freighter conversion of aircraft, and for GEnx engine performance upgrade kits and overhauls.  Each term loan requires payment of principal and interest quarterly in arrears.  Funds available under each term loan are subject to usual and customary fees, and funds drawn typically bear interest at a fixed rate based on LIBOR, plus a margin.  Each facility is guaranteed by us and subject to customary covenants and events of default.

The following table summarizes the terms for each term loan entered into during 2017 (in millions):

	Issue	Face	Collateral	Original	Fixed Interest
	Date	Value	Type	Term	Rate
First 2017 Term Loan	April 2017	$20.1	767-300	91 months	3.02%
Second 2017 Term Loan	April 2017	21.3	767-300	91 months	3.16%
Third 2017 Term Loan	May 2017	21.5	767-300	91 months	3.16%
Fourth 2017 Term Loan	June 2017	21.3	767-300	91 months	3.09%
Fifth 2017 Term Loan	June 2017	21.7	767-300	91 months	3.11%
Sixth 2017 Term Loan	June 2017	21.7	767-300	91 months	3.11%
Seventh 2017 Term Loan	June 2017	18.7	None	58 months	2.17%
Eighth 2017 Term Loan	July 2017	12.5	767-300	60 months	3.62%
Ninth 2017 Term Loan	Nov 2017	26.9	None	60 months	2.38%
Total		$185.7

In March 2017, we amended and extended a lease for a 747-400 freighter aircraft to June 2032 at a lower monthly lease payment.  As a result of the extension, we determined that the lease qualifies as a capital lease.  The present value of the future minimum lease payments was $32.4 million.

Private Placement Facility

In September 2017, we entered into a debt facility for a total of $145.8 million through private placement to finance the purchase and passenger-to-freighter conversion of six 767-300 freighter aircraft dry leased to Amazon (the “Private Placement Facility”).  The Private Placement Facility consists of six separate loans (the “Private Placement Loans”).  Each Private Placement Loan is comprised of an equipment note and an equipment term loan, both secured by the cash flows from a 767-300 freighter aircraft dry lease and the underlying aircraft.  The equipment notes require payment of principal and interest at a fixed interest rate.  The equipment term loans accrue interest, at a fixed rate, which is added to the principal balance outstanding until each equipment note is paid in full. Subsequently, the equipment term loans require payment of principal and interest over the remaining term of the loans.  The Private Placement Loans are cross-collateralized, but not cross-defaulted, with each other and, except for certain specified events, are not cross-defaulted with other debt facilities of the Company.

In connection with entry into the Private Placement Facility, we have agreed to pay usual and customary commitment and other fees associated with this type of financing.  The Private Placement Facility is guaranteed by us and subject to customary covenants and events of default.

The following table summarizes the terms for each financing entered into during 2017 under the Private Placement Facility (in millions):

	Issue	Face	Collateral	Original	Fixed Interest
	Date	Value	Type	Term	Rate
First 2017 Equipment Note	Oct 2017	$21.2	Dry Lease and 767-300	87 months	2.93%
First 2017 Equipment Term Loan	Oct 2017	2.6	Dry Lease and 767-300	103 months	4.75%
Second 2017 Equipment Note	Oct 2017	21.4	Dry Lease and 767-300	88 months	2.93%
Second 2017 Equipment Term Loan	Oct 2017	3.2	Dry Lease and 767-300	107 months	4.75%
Third 2017 Equipment Note	Oct 2017	21.2	Dry Lease and 767-300	87 months	2.93%
Third 2017 Equipment Term Loan	Oct 2017	3.0	Dry Lease and 767-300	105 months	4.75%
Fourth 2017 Equipment Note	Dec 2017	21.2	Dry Lease and 767-300	88 months	2.93%
Fourth 2017 Equipment Term Loan	Dec 2017	2.9	Dry Lease and 767-300	104 months	4.87%
Fifth 2017 Equipment Note	Dec 2017	21.4	Dry Lease and 767-300	89 months	2.93%
Fifth 2017 Equipment Term Loan	Dec 2017	3.2	Dry Lease and 767-300	107 months	4.87%
Sixth 2017 Equipment Note	Dec 2017	21.4	Dry Lease and 767-300	88 months	2.93%
Sixth 2017 Equipment Term Loan	Dec 2017	3.1	Dry Lease and 767-300	106 months	4.94%
Total		$145.8

Convertible Notes

In May 2017, we issued $289.0 million aggregate principal amount of convertible senior notes that mature on June 1, 2024 (the “2017 Convertible Notes”) in an underwritten public offering.  In June 2015, we issued $224.5 million aggregate principal amount of convertible senior notes that mature on June 1, 2022 (the “2015 Convertible Notes”) in an underwritten public offering.  The 2017 Convertible Notes and the 2015 Convertible Notes (collectively, the “Convertible Notes”), are senior unsecured obligations and accrue interest payable semiannually on June 1 and December 1 of each year.  The Convertible Notes are due on their respective maturity dates, unless earlier converted or repurchased pursuant to their respective terms.

The following table lists certain key terms for the Convertible Notes:

	2017 Convertible Note	2015 Convertible Note
Fixed interest rate	1.88%	2.25%
Earliest conversion date	September 1, 2023	September 1, 2021
Initial conversion price per share	$61.08	$74.05
Conversion rate (shares for each $1,000 of principal)	16.3713	13.5036

We used the majority of the net proceeds from the 2017 Convertible Notes in May 2017 to repay $150.0 million then outstanding under our revolving credit facility and to fund the cost of the convertible note hedges described below.

During 2015, we used the majority of the proceeds from the 2015 Convertible Notes to refinance higher-rate equipment notes funded by enhanced equipment trust certificates (“EETCs”) related to five 747-400 freighter aircraft owned by us in the aggregate amount of $187.8 million.  The EETCs had an average cash coupon of 8.1%.  In connection with the refinancing, we recognized a $66.7 million loss on early extinguishment of debt, of which $34.0 million was related to debt extinguishment costs paid to the EETC equipment note holders and $32.7 million was related to the write-off of the debt discount associated with the EETCs.  The debt extinguishment costs paid are reflected as a financing activity in the consolidated statements of cash flows.  As a result of this refinancing, we recognized a $13.4 million Gain on investments from the early redemption of certain investments related to EETCs in 2015 (see Note 12).

The Convertible Notes will initially be convertible into shares of our common stock based on the respective conversion rates, which are equal to the respective initial conversion prices per share.  The conversion rates will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest, except in certain limited circumstances.  Upon the occurrence of a “make-whole fundamental change,” we will, in certain circumstances, increase the conversion rates by a number of additional shares of our common stock for the Convertible Notes converted in connection with such “make-whole fundamental change”.  Additionally, if we undergo a “fundamental change,” holders will have the option to require us to repurchase all or a portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest through, but excluding, the fundamental change repurchase date.

In connection with the offerings of the Convertible Notes, we entered into convertible note hedge transactions whereby we have the option to purchase a certain number of shares of our common stock at a fixed price per share.  In addition, we sold warrants to the option counterparties whereby the holders of the warrants have the option to purchase a certain number of shares of our common stock at a fixed price per share.

The following table summarizes the convertible note hedges and related warrants:

	2017 Convertible Note	2015 Convertible Note
Convertible Note Hedges:
Number of shares (1)	4,731,306	3,031,558
Initial price per share	$61.08	$74.05
Cost of hedge	$70,140	$52,903

Convertible Note Warrants:
Number of shares (1)	4,731,306	3,031,558
Initial price per share	$92.20	$95.01
Proceeds from sale of warrants	$38,148	$36,290
(1) Subject to adjustment for certain specified events

Taken together, the purchases of the convertible note hedges and the sales of the warrants are intended to offset any economic dilution from the conversion of each of the Convertible Notes when the stock price is below the exercise price of the respective warrants and to effectively increase the overall conversion prices from $61.08 to $92.20 per share for the 2017 Convertible Notes and from $74.05 to $95.01 per share for the 2015 Convertible

Notes.  However, for purposes of the computation of diluted earnings per share in accordance with GAAP, dilution typically occurs when the average share price of our common stock for a given period exceeds the conversion price.  The net cost incurred in connection with the convertible note hedges and warrants was recorded as a reduction to additional paid-in capital, net of tax, in the consolidated balance sheets.

On or after the earliest conversion date until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes.  Upon conversion, each of the Convertible Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.  Our current intent and policy is to settle conversions with a combination of cash and shares of common stock with the principal amounts of the Convertible Notes paid in cash.

Holders may only convert their Convertible Notes at their option at any time prior to the earliest conversion dates, under the following circumstances:

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

We separately account for the liability and equity components of convertible notes.  The carrying amount of the liability component is determined by measuring the fair value of a similar liability that does not have an associated conversion feature, assuming our nonconvertible unsecured debt borrowing rate.  The carrying value of the equity component, the conversion option, which is recognized as additional paid-in-capital, net of tax, creates a debt discount on the convertible notes.  The debt discount is determined by deducting the relative fair value of the liability component from the proceeds of the convertible notes and is amortized to interest expense using an effective interest rate of 6.14% and 6.44% over the term of the 2017 Convertible Notes and the 2015 Convertible Notes, respectively.  The equity components will not be remeasured as long as they continue to meet the conditions for equity classification.

The debt issuance costs related to the issuance of the Convertible Notes were allocated to the liability and equity components based on their relative values, as determined above.  Total debt issuance costs for the 2017 Convertible Notes were $7.5 million, of which $5.7 million was allocated to the liability component and $1.8 million was allocated to the equity component.  Total debt issuance costs for the 2015 Convertible Notes were $6.8 million, of which $5.2 million was allocated to the liability component and $1.6 million was allocated to the equity component.  The debt issuance costs allocated to the liability components are amortized to interest expense using the effective interest method over the term of each of the Convertible Notes.

The convertible notes consisted of the following as of December 31:

	2017		2016
	2017 Convertible Notes	2015 Convertible Notes	2015 Convertible Notes
Remaining life in months	77	53	65
Liability component:
Gross proceeds	$289,000	$224,500	$224,500
Less: debt discount, net of amortization	(65,187)	(36,108)	(42,956)
Less: debt issuance cost, net of amortization	(5,216)	(3,445)	(4,146)
Net carrying amount	$218,597	$184,947	$177,398

Equity component (1)	$70,140	$52,903	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheets.

The following table presents the amount of interest expense recognized related to the 2017 Convertible Notes and the 2015 Convertible Notes:

	For the Year Ended
	December 31, 2017	December 31, 2016
Contractual interest coupon	$8,348	$5,051
Amortization of debt discount	11,801	6,421
Amortization of debt issuance costs	1,132	677
Total interest expense recognized	$21,281	$12,149

EETC

In 1999, we issued an EETC secured by a 747-400F aircraft in the amount of $109.9 million which matures in February 2019 with fixed interest rates on the underlying equipment notes ranging from 6.88% to 8.77% and an effective interest rate of 7.52%.

Revolving Credit Facility

In December 2016, we entered into a three-year $150.0 million secured revolving credit facility (the “Revolver”) for general corporate purposes, including financing the acquisition and conversion of 767 aircraft prior to obtaining permanent financing for the converted aircraft.  The Revolver is secured by mortgages against nine 747-400 and five 767-300 aircraft, and related engines.  Amounts outstanding under the Revolver are subject to borrowing base calculations, collateral coverage and fixed charge ratios.  The Revolver accrues interest monthly at LIBOR plus a margin of 2.25% per annum on the amounts outstanding and 0.4% on the undrawn portion.  In connection with entry into the Revolver, we paid usual and customary fees.  There were no amounts outstanding at December 31, 2017 and 2016, and we had $139.3 million of unused availability under the Revolver as of December 31, 2017.

Future Cash Payments for Debt and Capital Leases

The following table summarizes the cash required to be paid by year and the carrying value of our debt reflecting the terms that were in effect as of December 31, 2017:

2018	$230,464
2019	230,537
2020	343,624
2021	238,223
2022	426,789
Thereafter	909,182
Total debt cash payments	2,378,819
Less: unamortized debt discount and issuance costs	(151,820)
Debt	$2,226,999

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

The equipment notes were generally issued in three series, for each aircraft, designated as Series A, B and C equipment notes.  The loans evidenced by the equipment notes were funded by the public offering of EETCs.  Like the equipment notes, the EETCs were issued in three series, with each EETC transaction designated as Series A, B and C EETCs.  Each series of EETCs was issued by the trustee for separate Atlas pass-through trusts with the same designation as the series of EETCs issued (“PTCs”).  Each of these pass-through trustees is also the holder and beneficial owner of the equipment notes bearing the same series designation.

These leasing entities meet the criteria for variable interest entities.  We have not consolidated any of the aircraft-leasing trusts because we are not the primary beneficiary. We account for these leases as operating leases and have included them in our minimum annual rental commitments below.

Operating Leases

The following table summarizes rental expenses in:

	2017	2016	2015
Aircraft and engines	$142,945	$146,110	$145,031
Purchased capacity, office, vehicles and other	$46,817	$23,727	$44,228

As of December 31, 2017, 15 of our 73 aircraft were under operating leases, with lease term expiration dates ranging from 2020 to 2025 and an average remaining lease term of 5.1 years.  Certain of our operating leases contain renewal options and escalations.  In addition, we lease engines under short-term lease agreements on an as-needed basis.  We record rent expense on a straight-line basis over the lease term.

The following table summarizes our minimum annual rental commitments as of the periods indicated under non-cancelable aircraft, engine, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of December 31, 2017:

	Aircraft and Engine	Other
	Operating	Operating
	Leases	Leases	Total
2018	$138,223	$7,003	$145,226
2019	154,461	6,466	160,927
2020	149,214	5,908	155,122
2021	157,985	4,680	162,665
2022	111,064	1,843	112,907
Thereafter	109,993	27	110,020
Total minimum rental payments	$820,940	$25,927	$846,867

In addition to the aircraft we Dry Lease to customers, Polar subleases aircraft from us that are leased from a third party and are included in the table above under aircraft operating leases.

The following table summarizes the contractual amount of minimum income under Dry Leases and the non-cancelable aircraft subleases, reflecting the terms that were in effect as of December 31, 2017:

	Dry Lease	Sublease
	Income	Income	Total
2018	$139,663	$52,800	$192,463
2019	127,597	-	127,597
2020	117,222	-	117,222
2021	98,668	-	98,668
2022	95,424	-	95,424
Thereafter	219,033	-	219,033
Total minimum lease receipts	$797,607	$52,800	$850,407

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

11. Income Taxes

The United States enacted the U.S. Tax Cuts and Jobs Act on December 22, 2017. The U.S. Tax Cuts and Jobs Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% beginning in 2018, requires companies to pay a one-time deemed repatriation tax on unremitted foreign earnings, repeals the corporate alternative minimum tax, provides full expensing of new and used assets, creates new sources of taxable income and deductions related to foreign operations, repeals or modifies certain deductions and credits, and modifies the use of federal net operating loss carryforwards (“NOLs”).

On December 22, 2017, the SEC issued guidance which allows us to record provisional amounts during a measurement period not to extend beyond one year following enactment.  As a result of that guidance, and based on our interpretation of the U.S. Tax Cuts and Jobs Act, we have recorded provisional income tax benefits of $130.0 million in connection with the remeasurement of our U.S. net deferred tax liability.  We have not recorded any provisional amount in connection with the one-time deemed repatriation tax on unremitted foreign earnings.  The ultimate impact of the U.S. Tax Cuts and Jobs Act may differ from the amounts reflected in these financial statements due to additional regulatory guidance that may be issued, changes in interpretations and assumptions, additional analysis, and actions the Company may take as a result.  The Company expects to update these provisional amounts as the analysis is finalized within the one-year measurement period.

A reconciliation of the provision (benefit) for income taxes applying the statutory federal income tax rate of 35.0% for each of the years ended December 31, is as follows:

	2017	2016	2015
Current:
Federal	$(133)	$(376)	$52
State and local	(99)	(298)	48
Foreign	596	84	1,292
Total current expense	364	(590)	1,392
Deferred:
Federal	(87,185)	46,391	(24,425)
State and local	1,868	(1,436)	(3,531)
Foreign	3,987	2,426	2,058
Total deferred expense (benefit)	(81,330)	47,381	(25,898)
Total income tax expense (benefit)	$(80,966)	$46,791	$(24,506)

The domestic and foreign earnings before income taxes are as follows:

	2017	2016	2015
Domestic	$104,321	$61,006	$(57,825)
Foreign	39,051	28,410	40,605
Income (loss) before income taxes	$143,372	$89,416	$(17,220)

A reconciliation of differences between the U.S. federal statutory income tax rate and the effective income tax rates is presented as a percent of expense (benefit) as follows:

	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	(35.0%)
State and local taxes based on income, net of federal benefit	0.3%	1.10%	(2.0%)
Change in deferred foreign and state tax rates	0.6%	(2.2%)	(12.0%)
Nondeductible customer incentive related to Amazon	5.0%	10.9%	0.0%
Nondeductible compensation expenses related to Amazon	—	13.0%	0.0%
Other nondeductible expenses	1.4%	4.3%	10.2%
Extraterritorial income tax benefit	—	—	(23.3%)
Tax incentives and additional deductions	(0.6%)	(0.9%)	(4.9%)
Favorable resolution of income tax issues	—	—	(13.8%)
Tax effect of foreign operations	(7.7%)	(9.4%)	(66.4%)
Impact of U.S. Tax Cuts and Jobs Act	(90.7%)	—	—
Other	0.2%	0.5%	4.9%
Effective income tax rate	(56.5%)	52.3%	(142.3%)

The effective income tax rate for the year ended December 31, 2017 differed from the U.S. statutory rate primarily due to the revaluation of our U.S. net deferred tax liability as a result of the U.S. Tax Cuts and Jobs Act, and to a lesser extent, nondeductible changes in the value of the Amazon Warrant liability (see Note 7). In 2016, we recorded a nondeductible customer incentive and nondeductible compensation expenses resulting from a change in control, as defined under certain of the Company’s benefit plans, both related to the Amazon transaction (see Note 7).  We also generated non-recurring tax benefits from extraterritorial income (“ETI”) in 2015, which reduced our income tax rate in proportion to our income or loss in that year.

Prior to the U.S. Tax Cuts and Jobs Act, we indefinitely reinvested outside of the U.S. the net earnings of our foreign Dry Leasing subsidiaries.  Historically, we have not provided for U.S. taxes on the unremitted earnings of foreign subsidiaries that have not been previously taxed because we intended to invest such unremitted earnings indefinitely outside of the U.S.  As a result of the U.S. Tax Cuts and Jobs Act, we are assessing our intent to invest such unremitted earnings outside the U.S.  It is impracticable to provide for U.S. taxes on these unremitted earnings under the U.S. Tax Cuts and Jobs Act without regulatory guidance and additional analysis.  We may repatriate the earnings of our foreign subsidiaries to the extent the associated taxes are insignificant.

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The net noncurrent deferred tax asset (liability) was comprised of the following as of December 31:

	Assets (Liabilities)
	2017	2016
Deferred tax assets:
Net operating loss carryforwards and credits	$345,245	$454,749
Accrued compensation	11,514	17,036
Accrued legal settlements	6,596	25,442
Aircraft leases	17,323	16,109
Goodwill and other intangibles	7,267	15,798
Interest rate derivatives	1,532	3,124
Long-term debt	1,923	3,409
Obsolescence reserve	5,734	7,804
Stock-based compensation	3,296	6,731
Other	977	685
Total deferred tax assets	401,407	550,887
Valuation allowance	(30,869)	(49,396)
Net deferred tax assets	$370,538	$501,491
Deferred tax liabilities:
Fixed assets	$(562,210)	$(778,905)
Accrued expenses	-	(10)
Acquisition of EETC debt	(1,247)	(4,079)
Incentive related to Amazon	(6,709)	(6,829)
Deferred maintenance	(14,151)	(8,614)
Total deferred tax liabilities	$(584,317)	$(798,437)

Deferred taxes included within following balance sheet line items:
Deferred taxes	$(214,694)	$(298,165)
Deferred costs and other assets	915	1,219
Net deferred tax assets (liabilities)	$(213,779)	$(296,946)

As of December 31, 2017 and 2016, we had U.S. NOLs, net of unrecognized tax benefits and valuation allowances, of approximately $1.2 billion and $1.0 billion, respectively, which will expire through 2037, if not utilized.  The increase in NOLs during 2017 resulted primarily from accelerated tax depreciation.  We had alternative minimum tax credits of $4.5 million and $4.7 million as of December 31, 2017 and 2016, respectively, with no expiration date.  Pursuant to the U.S. Tax Cuts and Jobs Act, these credits are refundable on our income tax returns from 2018 through 2021.  Additionally, we had foreign NOLs for Hong Kong and Singapore of approximately $465.3 million and $463.5 million as of December 31, 2017 and 2016, respectively, with no expiration date.

We participate in an aircraft leasing incentive program in Singapore which entitles us to a reduced tax rate of 10.0% on our Singapore Dry Leasing income.  Our participation is set to expire on July 31, 2018 at which time we expect it to be renewed at a further reduced rate of 8.0%.  Should the program not be renewed, the tax rate would revert to 17.0%.  Either result will have a material impact on our 2018 results.

Section 382 of the Internal Revenue Code (the “Code”) imposes an annual limitation on the amount of a corporation’s U.S. federal taxable income that can be offset by NOLs if it experiences an “ownership change”, as defined.  We experienced ownership changes, as defined, in 2004 and 2009.  In addition, the acquisition of Southern Air in 2016 (see Note 4) constituted an ownership change for that entity.  Accordingly, the use of NOLs generated prior to these ownership changes is subject to an annual limitation.  If certain changes in our ownership occur prospectively, there could be an additional annual limitation on the amount of utilizable NOLs.

On each reporting date, management assesses whether we are more likely than not to realize some or all of our deferred tax assets.  After our assessment, we maintained a valuation allowance of $30.9 million and $49.4 million against our deferred tax assets as of December 31, 2017 and 2016, respectively.  The valuation allowance decreased by $18.5 million during the year ended December 31, 2017 primarily due to the change in the federal income tax rate under the U.S. Tax Cuts and Jobs Act and by $1.3 million during the year ended December 31, 2016.  The valuation allowance is attributable to a limitation on NOL utilization resulting from the ownership change under Section 382.  Due to this limitation, we expect a portion of our NOLs generated in 2004 and prior years to eventually expire unused.

A reconciliation of the beginning and ending unrecognized income tax benefits is as follows:

	2017	2016	2015
Beginning balance	$113,892	$112,555	$109,993
Additions for tax positions related to the current year	1,366	1,587	551
Additions for tax positions related to prior years	40	-	5,503
Reductions for tax positions related to prior years	(43,581)	(250)	(3,492)
Ending balance	$71,717	$113,892	$112,555

The decrease in unrecognized income tax benefits during 2017 for tax positions related to prior years is due to the change in the federal income tax rate under the U.S. Tax Cuts and Jobs Act.

If recognized, all of the unrecognized income tax benefits would favorably impact the effective income tax rate.  We will maintain a liability for unrecognized income tax benefits until these uncertain positions are resolved or until the expiration of the applicable statute of limitations, if earlier.

Our policy is to record tax-related interest expense and penalties, if applicable, as a component of income tax expense.  We recorded no interest benefit in 2017 or 2016.  The cumulative liability for tax-related interest was $0.1 million as of December 31, 2017 and $0.1 million as of December 31, 2016.  We have not recorded any liability for income tax-related penalties, and the tax authorities historically have not assessed any.

For U.S. federal income tax purposes, the 2012 through 2017 income tax years remain subject to examination.  The Company is currently undergoing a federal income tax examination for the tax year ending 2015 as well as income tax examinations in Illinois and New Jersey.  The Company files income tax returns in multiple foreign jurisdictions, primarily in Singapore and Hong Kong.  The 2012 through 2017 Singapore income tax years and 2010 through 2017 Hong Kong income tax years are subject to examination.  The Company is currently undergoing income tax examinations in Hong Kong for the periods 2010 through 2016.

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

Term loans and notes consist of term loans, Ex-Im Guaranteed Notes, the Private Placement Facility, the Revolver and EETCs. The fair values of these debt instruments are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair value of our convertible notes is based on unadjusted quoted market prices for these securities.

The fair value of the Amazon Warrant is based on a Monte Carlo simulation which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility, and risk-free interest rate, among others.

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$280,809	$280,809	$280,809	$-	$-
Short-term investments	13,604	13,604	-	-	13,604
Restricted cash	11,055	11,055	11,055	-	-
Long-term investments and accrued interest	15,371	18,074	-	-	18,074
	$320,839	$323,542	$291,864	$-	$31,678

Liabilities
Term loans and notes	$1,791,918	$1,844,445	$-	$-	$1,844,445
Convertible notes (1)	403,544	602,846	602,846	-	-
Amazon Warrant	127,755	127,755	-	127,755	-
	$2,323,217	$2,575,046	$602,846	$127,755	$1,844,445

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$123,890	$123,890	$123,890	$-	$-
Short-term investments	4,313	4,313	-	-	4,313
Restricted cash	14,360	14,360	14,360	-	-
Long-term investments and accrued interest	27,951	33,161	-	-	33,161
	$170,514	$175,724	$138,250	$-	$37,474

Liabilities
Term loans and notes	$1,674,013	$1,739,744	$-	$-	$1,739,744
Convertible notes (1)	177,398	228,429	228,429	-	-
Amazon Warrant	95,775	95,775	-	95,775	-
	$1,947,186	$2,063,948	$228,429	$95,775	$1,739,744

(1) Carrying value is net of debt discounts and debt issuance costs.  Hedge transactions associated with the Convertible Notes are reflected in additional paid-in-capital (see Note 9).

Gross unrealized gains on our long-term investments and accrued interest were $2.7 million at December 31, 2017 and $5.2 million at December 31, 2016.

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

Management allocates the costs attributable to aircraft operation and ownership among the various segments based on the aircraft type and activity levels in each segment.  Depreciation and amortization expense, aircraft rent, maintenance expense, and other aircraft-related expenses are allocated to segments based upon aircraft utilization because certain individual aircraft are utilized across segments interchangeably.  Other allocation methods are standard activity-based methods that are commonly used in the industry.

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income (loss) from continuing operations before income taxes:

	For the Years Ended December 31,
	2017	2016	2015
Operating Revenue:
ACMI	$988,741	$834,997	$791,442
Charter	1,034,562	881,991	908,753
Dry Leasing	119,820	105,795	107,218
Customer incentive asset amortization	(5,261)	(537)	-
Other	18,598	17,381	15,246
Total Operating Revenue	$2,156,460	$1,839,627	$1,822,659

Direct Contribution:
ACMI	$231,271	$200,563	$185,615
Charter	151,388	133,727	124,808
Dry Leasing	39,939	33,114	42,023
Total Direct Contribution for Reportable Segments	422,598	367,404	352,446

Unallocated income and expenses, net	(261,942)	(242,768)	(294,451)
Loss on early extinguishment of debt	(167)	(132)	(69,728)
Unrealized loss on financial instruments	(12,533)	(2,888)	-
Gain on investments	-	-	13,439
Special charge	(106)	(10,140)	(17,388)
Transaction-related expenses	(4,509)	(22,071)	-
Gain (loss) on disposal of aircraft	31	11	(1,538)
Income (loss) from continuing operations before income taxes	143,372	89,416	(17,220)

Add back (subtract):
Interest income	(6,009)	(5,532)	(12,554)
Interest expense	99,687	84,650	96,756
Capitalized interest	(7,389)	(3,313)	(1,027)
Loss on early extinguishment of debt	167	132	69,728
Unrealized loss on financial instruments	12,533	2,888	-
Gain on investments	-	-	(13,439)
Other (income) expense	(387)	70	1,261
Operating Income	$241,974	$168,311	$123,505

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the AMC, Polar and DHL (see Note 3 for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from the AMC was $496.3 million for 2017, $436.1 million for 2016 and $418.3 million 2015.  Revenue from DHL was $262.6 million for 2017, $195.1 million for 2016 and $113.0 million for 2015.  We have not experienced any credit issues with either of these customers.

	2017	2016	2015
Depreciation and amortization expense:
ACMI	$71,097	$61,630	$62,253
Charter	36,539	37,239	27,294
Dry Leasing	47,426	40,164	31,326
Unallocated	11,651	9,843	7,867
Total Depreciation and Amortization	$166,713	$148,876	$128,740

14.  Labor and Legal Proceedings

Labor

Pilots of Atlas and Southern Air, and flight dispatchers of Atlas and Polar, are represented by the International Brotherhood of Teamsters (the “IBT”).  We have a five-year collective bargaining agreement (“CBA”) with our Atlas pilots, which became amendable in September 2016, and a four-year CBA with the Southern Air pilots, which became amendable in November 2016.  We also have a five-year CBA with our Atlas and Polar dispatchers, which was extended in April 2017 for an additional four years, making the CBA amendable in November 2021.

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

In September 2017, the Company requested the U.S. District Court for the District of Columbia (the “Court”) to issue a preliminary injunction to require the IBT to meet its obligations under the Railway Labor Act of 1926 (the “Railway Labor Act”) and stop the intentional and illegal work slowdowns and service interruptions.  In its filing, the Company states that the IBT is engaging in unlawful, concerted work slowdowns to gain leverage in pilot contract negotiations with the Company.  The Company sought to have the Court compel the IBT to stop the illegal work actions and return to normal operations.  The hearing was completed in early November 2017.

In late November 2017, the Court granted the Company’s request to issue a preliminary injunction to require the IBT to meet its obligations under the Railway Labor Act and stop “authorizing, encouraging, permitting, calling, engaging in, or continuing” any illegal pilot slowdown activities, which were intended to gain leverage in pilot contract negotiations with the Company.  In addition, the Court ordered the IBT to take affirmative action to prevent and to refrain from continuing any form of interference with the Company’s operations or any other concerted refusal to perform normal pilot operations consistent with its status quo obligations under the Railway Labor Act.

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

On January 7, 2016, the Company, Old Polar, and Polar entered into a settlement agreement to settle all claims by participating class members against the Company, Old Polar and Polar. The Company, Polar, and Old Polar deny any wrongdoing, and there is no admission of any wrongdoing in the settlement agreement.  Pursuant to the settlement agreement, which was approved by the U.S. District Court for the Eastern District of New York, the Company, Old Polar and Polar have made installment payments over three years to settle the plaintiffs’ claims, with the last payment of $30.0 million in January 2018.

In the United Kingdom, several groups of named claimants have brought suit against British Airways in connection with the same alleged pricing practices at issue in the proceedings described above and are seeking damages allegedly arising from that conduct.  British Airways has filed claims in the lawsuit against Old Polar and a number of air cargo carriers for contribution should British Airways be found liable to claimants.  Old Polar’s formal statement of defense was filed on March 2, 2015.  On October 14, 2015, the U.K. Court of Appeal released decisions favorable to the defendant and contributory defendants on two matters under appeal.  Permission was sought to appeal the U.K. Court of Appeal's decisions to the U.K. Supreme Court and was denied.  In December 2015, certain claimants settled with British Airways removing a significant portion of the claim against British Airways and therefore reducing the potential contribution required by the other airlines, including Old Polar.  On December 16, 2015, the European General Court released decisions annulling decisions that the European Commission made against the majority of the air cargo carriers.  The European Commission did not appeal the General Court decision but has, in early 2017, reissued a revised decision to which Old Polar is, again, not an addressee.  On April 13, 2017, Old Polar and claimants represented by Hausfeld & Co. LLP (the “Hausfeld Claimants”) entered into a bilateral settlement agreement in relation to the English proceedings (the “Settlement Agreement”).  The Settlement Agreement contains a mechanism by which the Hausfeld Claimants will release Old Polar and remove from the English proceedings all claims for damages alleged by the Hausfeld Claimants to be attributable to air cargo purchases from Old Polar (and each of Old Polar’s parents, subsidiaries, affiliates, predecessors, successors, agents and assignees).  The amount of the settlement, which is tax deductible and was previously accrued for, was paid during the second quarter of 2017 and did not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Old Polar remains a contributory defendant in the proceedings and, as such, may be subject to certain continuing evidentiary obligations.

In the Netherlands, Stichting Cartel Compensation, successor in interest to claims of various shippers, has filed suit in the district court in Amsterdam against British Airways, KLM, Martinair, Air France, Lufthansa and Singapore Airlines seeking recovery for damages purportedly arising from the same pricing practices at issue in the proceedings described above.  In response, British Airways, KLM, Martinair, Air France and Lufthansa filed third-party indemnification lawsuits against Old Polar and Polar seeking indemnification in the event the defendants are found to be liable in the main proceedings.   The Netherlands proceedings are ongoing and, like the U.K. proceedings, are likely to be affected by the European Commission’s revised decision.  We are unable to reasonably predict the outcome of the litigation.  If the Company, Old Polar or Polar were to incur an unfavorable outcome in connection with this proceeding, such outcome may have a material adverse effect on our business, financial condition, results of operations or cash flows.  We are unable to reasonably estimate a range of possible loss for this matter at this time.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $9.2 million in aggregate based on December 31, 2017 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $5.1 million as of December 31, 2017 and $5.0 million as of December 31, 2016, and is included in Deferred costs and other assets.

We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Accruals

As of December 31, 2017, the Company had an accrual of $30.0 million, which was paid in January 2018, related to the U.S. class action settlement that was recorded in 2015.

Other

We have certain other contingencies incident to the ordinary course of business.  Management does not expect the ultimate disposition of such other contingencies to materially affect our financial condition, results of operations or cash flows.

15. Stock-Based and Long-term Incentive Compensation Plans

In 2007, our stockholders approved a Long-Term Incentive Plan (the “2007 Plan”).  An aggregate of 0.6 million shares of common stock was reserved for issuance to participants under the 2007 Plan.  The 2007 Plan provided for stock awards of up to approximately 2.8 million shares of AAWW’s common stock to employees in various forms, including cash awards and performance cash awards.  Stock awards included nonqualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards.  In 2016, the stockholders approved a revised Long-Term Incentive Plan (the “2016 Plan”), which replaced the 2007 Plan.  An aggregate of 0.8 million shares of common stock was reserved for issuance to participants under the 2016 Plan.  No new awards have been made under the 2007 Plan since the adoption of the 2016 Plan in May 2016.  The portion of the 2016 Plan and the 2007 Plan applicable to employees is administered by the compensation committee of the board of directors, which also establishes the terms of the awards.  Awards outstanding under the 2007 Plan will continue to be governed by the terms of that plan and agreements under which they were granted.  The 2016 Plan limits the terms of awards to ten years and prohibits the granting of awards more than ten years after the effective date of the 2016 Plan.

As of December 31, 2017, the 2016 Plan had a total of 0.5 million shares of common stock available for future award grants to management and members of the board of directors.  Including the impact of the change in control as defined under the benefit plan in 2016 (see Note 7), our compensation expense for both plans was $20.9 million in 2017, $30.9 million in 2016 and $15.0 million in 2015.  Income tax benefits recognized for share-based compensation arrangements were $5.3 million in 2017, $8.7 million in 2016 and $5.7 million in 2015.

Nonqualified Stock Options

Nonqualified stock options, which have not been granted since 2007, vest over a three- or four-year period and expire seven to ten years from the date of grant.  While nonqualified stock options may be granted at any price, they have never been granted with an exercise price less than the fair market value of the stock on the date of grant.

A summary of our options as of December 31, 2017 and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	4,500	$58.89
Granted	—	—
Exercised	—	—
Forfeited, net of adjustments	(4,500)	58.89
Outstanding as of December 31, 2017	—	—	—	—

Exercisable as of December 31, 2017	—	—	—	—

The total intrinsic value of options exercised in 2016 and 2015 was nominal and the cash received was zero and $1.2 million, respectively.  No options were exercised in 2017.

Restricted Share Awards

Restricted shares granted vest and are expensed over one-, three- or four- year periods.  Restricted share awards have been granted in both shares and units.  As of December 31, 2017, a total of 3.8 million restricted shares have been granted under the 2007 and 2016 Plans.  All shares were valued at their fair market value on the date of issuance.  Unrecognized compensation cost as of December 31, 2017 is $20.4 million and will be recognized over the remaining weighted average life of 2.1 years.

A summary of our restricted shares as of December 31, 2017 and changes during the year then ended are presented below:

		Weighted- Average
Restricted Share Awards	Number of Shares	Grant-Date Fair Value
Unvested as of December 31, 2016	730,146	$39.89
Granted	327,303	54.40
Vested	(266,896)	38.29
Forfeited	(18,396)	54.74
Unvested as of December 31, 2017	772,157	$44.95

The total fair value of shares vested on various vesting dates was $14.8 million in 2017, $19.8 million in 2016 and $13.7 million in 2015.  Weighted average grant date fair value was $36.10 in 2016 and $47.10 in 2015.

Performance Share and Performance Cash Awards

Performance share and performance cash awards granted are expensed over three years, which generally is the requisite service period.  Awards generally become vested if (1) we achieve certain specified performance levels compared with predetermined performance thresholds during a three-year period starting in the grant year and ending on December 31 three years later, and (2) the employee remains employed by us through the determination date which can be no later than four months following the end of the Performance Period.  Full or partial vesting may occur for certain employee terminations.  As a result of a change in control as defined under the benefit plan (see Note 7), the performance levels are deemed to be achieved for all performance share and performance cash awards outstanding as of December 31, 2016.

Performance share awards have been granted to employees in shares and units.  All performance share and performance cash awards are valued at their fair market value on the date of issuance.  The estimated compensation expense recognized for performance share and performance cash awards are net of estimated forfeitures.  We assess the performance levels in the first quarter of each year for the prior year.  We review the results, adjust the estimated performance level and record any change to compensation cost.  As of December 31, 2017, a total of 1.8 million performance shares have been granted.  Unrecognized compensation cost as of December 31, 2017 is $5.8 million and will be recognized over the remaining weighted average life of 1.4 years.  For the performance cash awards, we had accruals of $13.8 million as of December 31, 2017 and $13.1 million as of December 31, 2016 in Other liabilities.  Including the impact of the change in control as defined under the benefit plan in 2016, we recognized compensation expense associated with the performance cash awards totaling $7.1 million in 2017, $13.9 million in 2016 and $1.6 million in 2015.

A summary of our performance shares as of December 31, 2017 and changes during the year then ended are presented below:

		Weighted- Average
Performance Share Awards	Number of Shares	Grant-Date Fair Value
Unvested as of December 31, 2016	576,166	$27.30
Granted	97,205	54.20
Vested	(201,324)	32.07
Forfeited	(17,971)	43.03
Unvested as of December 31, 2017	454,076	$43.63

The total fair value of shares vested on various vesting dates in 2017 was $10.6 million, $5.8 million in 2016 and $3.7 in 2015.  Weighted average grant date fair value was $37.21 in 2016 and $47.48 in 2015.

16. Profit Sharing, Incentive and Retirement Plans

Profit Sharing and Incentive Plans

We have an annual incentive compensation program for management employees.  The program provides for payments to eligible employees based upon our financial performance, service performance and attainment of individual performance goals, among other things.  In addition, our profit sharing plan allows IBT-represented Atlas crewmembers to receive payments from the plan based upon Atlas’ financial performance.  The profit sharing plan is subject to a minimum financial performance threshold.  For both plans, we had accruals of $26.9 million as of December 31, 2017 and $22.1 million as of December 31, 2016 in Accrued liabilities.  Including the impact of the change in control as defined under the benefit plan in 2016 (see Note 7), we recognized compensation expense associated with both plans totaling $26.9 million in 2017, $21.8 million in 2016 and $28.5 million in 2015.

401(k) and 401(m) Plans

Participants in our retirement plan may contribute a portion of their annual compensation to a 401(k) plan on a pretax basis, subject to aggregate limits under the Code.  In addition to 401(k) contributions, participants may contribute a portion of their eligible compensation to a 401(m) plan on an after-tax basis.  On behalf of participants in the plan who make elective compensation deferrals, we provide a matching contribution subject to certain limitations.  Employee contributions in the plan are vested at all times and our matching contributions are subject to a three-year cliff vesting provision, except for employees who are represented by a collective bargaining agreement and are subject to a three-year graded vesting provision.  We recognized compensation expense associated with the plan matching contributions totaling $10.9 million in 2017, $10.5 million in 2016 and $9.5 million in 2015.

17. Stock Repurchases

We record the repurchase of our shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity.  Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

In 2008, we established a stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. In November 2013, we announced an increase of $51.0 million to our stock repurchase program.  As of December 31, 2017, we had repurchased a total of 3,307,911 shares of our common stock for approximately $126.0 million under this program, resulting in $25.0 million of available authorization remaining.  Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods.  The actual timing and amount of our repurchases will depend on Company and market conditions.

In addition, we repurchased 195,831 and 297,569 shares of common stock from management, in connection with the vesting of equity awards to pay the statutory tax withholdings of employees, at an average price of $54.20 per share in 2017 and $37.89 per share in 2016, and held the shares as treasury shares.

18. Earnings Per Share

Basic earnings per share (“EPS”) represents income divided by the weighted average number of common shares outstanding during the measurement period.  Diluted EPS represents income divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method.

The calculations of basic and diluted EPS were as follows:

	For the Years Ended December 31,
Numerator:	2017	2016	2015
Income from continuing operations, net of taxes	$224,338	$42,625	$7,286

Denominator:
Basic EPS weighted average shares outstanding	25,241	24,843	24,833
Effect of dilutive convertible notes	27	-	-
Effect of dilutive stock options and restricted stock	586	277	185
Diluted EPS weighted average shares outstanding	25,854	25,120	25,018

Earnings per share from continuing operations:
Basic	$8.89	$1.72	$0.29
Diluted	$8.68	$1.70	$0.29
Loss per share from discontinued operations:
Basic	$(0.03)	$(0.04)	$-
Diluted	$(0.03)	$(0.04)	$-
Earnings per share:
Basic	$8.85	$1.67	$0.29
Diluted	$8.64	$1.65	$0.29

Anti-dilutive shares related to warrants and stock options that were out of the money and excluded for 2017 were 7.8 million, 2016 were 3.3 million and 2015 were 3.0 million.  Diluted shares reflect the potential dilution that could occur from stock options and restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and warrants in which performance or market conditions were not satisfied of 6.8 million in 2017, 7.5 million in 2016 and 0.3 million in 2015.

19. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2015	$(6,072)	$9	$(6,063)
Reclassification to interest expense	1,770	-	1,770
Tax effect	(700)	-	(700)
Balance as of December 31, 2016	(5,002)	9	(4,993)
Reclassification to interest expense	1,621	-	1,621
Tax effect	(621)	-	(621)
Balance as of December 31, 2017	$(4,002)	$9	$(3,993)

Interest Rate Derivatives

As of December 31, 2017, there was $6.5 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt.  Net realized losses reclassified into earnings were $1.6 million and $1.8 million for 2017 and 2016, respectively.  Net realized losses expected to be reclassified into earnings within the next 12 months are $1.5 million as of December 31, 2017.

20. Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2017 and 2016 quarterly results:

	First	Second	Third	Fourth
2017*	Quarter	Quarter	Quarter	Quarter
Total Operating Revenue	$475,394	$517,366	$535,748	$627,952
Operating Income	24,036	58,478	52,712	106,748
Income (Loss) from continuing operations, net of taxes	35	39,044	(24,195)	209,454
Income (Loss) from discontinued operations, net of taxes	(787)	(105)	33	(6)
Net Income (Loss)	$(752)	$38,939	$(24,162)	$209,448
Earnings (Loss) per share from continuing operations:
Basic	$0.00	$1.55	$(0.96)	$8.28
Diluted**	$0.00	$0.92	$(0.96)	$6.71
Loss per share from discontinued operations:
Basic	$(0.03)	$(0.00)	$0.00	$(0.00)
Diluted	$(0.03)	$(0.00)	$0.00	$(0.00)
Earnings (Loss) per share:
Basic	$(0.03)	$1.54	$(0.96)	$8.28
Diluted**	$(0.03)	$0.92	$(0.96)	$6.71

	First	Second	Third	Fourth
2016***	Quarter	Quarter	Quarter	Quarter
Total Operating Revenue	$418,615	$443,272	$448,015	$529,725
Operating Income	20,057	20,824	25,998	101,432
Income (Loss) from continuing operations, net of taxes	471	20,919	(7,501)	28,736
Loss from discontinued operations, net of taxes	-	(345)	(445)	(319)
Net Income (Loss)	$471	$20,574	$(7,946)	$28,417
Earnings (Loss) per share from continuing operations:
Basic	$0.02	$0.84	$(0.30)	$1.15
Diluted****	$0.02	$(0.26)	$(0.30)	$1.12
Loss per share from discontinued operations:
Basic	$-	$(0.01)	$(0.02)	$(0.01)
Diluted	$-	$(0.01)	$(0.02)	$(0.01)
Earnings (Loss) per share:
Basic	$0.02	$0.83	$(0.32)	$1.14
Diluted****	$0.02	$(0.28)	$(0.32)	$1.11

*

Included in the first, second and third quarters were an unrealized loss on financial instruments of $5.2 million, an unrealized gain on financial instruments of $13.8 million and an unrealized loss on financial instruments of $44.8 million, respectively.  Included in the fourth quarter was an income tax benefit of $130.0 million related to the U.S. Tax Cuts and Jobs Act (see Note 11) and an unrealized gain on financial instruments of $23.7 million.

**

In 2017, the sum of quarterly diluted EPS amounts differs from the full year diluted EPS.  The difference primarily relates to the exclusion from the calculation of diluted EPS of unrealized gains on financial instruments in the second and fourth quarters, and anti-dilutive shares in the third quarter, both related to the Amazon Warrant

***

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

****

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“Principal Executive Officer”) and our Executive Vice President and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f).  Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective. Our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2018 Annual Meeting of Stockholders. Information concerning the executive officers is included below. We have adopted a code of conduct that applies to all of our employees, along with a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and members of the board of directors (the “Code of Ethics”). The Code of Ethics is monitored by our Audit Committee, and includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties. A copy of the Code of Ethics is available on our website at www.atlasair.com.

The following is a list of the names, ages and background of our current executive officers:

William J. Flynn.  Mr. Flynn, age 64, has been our President and Chief Executive Officer since June 2006.  Mr. Flynn has over a 40 year career in international supply chain management and freight transportation.  Prior to joining us, Mr. Flynn served as President and Chief Executive Officer of GeoLogistics Corporation since 2002 where he led a successful turnaround of the company’s profitability and the sale of the company in September 2005.  Prior to his tenure at GeoLogistics, Mr. Flynn served as a Senior Vice President at CSX Transportation, one of the largest Class 1 railroads operating in the U. S., from 2000 to 2002.  Mr. Flynn spent over 20 years with Sea-Land Service, Inc., a global provider of container shipping services.  He served in roles of increasing responsibility in the U.S., Latin America and Asia.  Mr. Flynn ultimately served as head of the company’s operations in Asia.  Mr. Flynn is also a director of Republic Services, Inc. During the previous five years, he served as a director of Horizon Lines, Inc.  Mr. Flynn holds a Bachelors degree in Latin American studies from the University of Rhode Island and a Masters degree in the same field from the University of Arizona.

John W. Dietrich. Mr. Dietrich, age 53, has been Executive Vice President and Chief Operating Officer since September 2006.  In addition, he was named President and Chief Operating Officer of Atlas Air, Inc. effective October 2014.  Prior to September 2006, Mr. Dietrich was Senior Vice President, General Counsel and Chief Human Resources Officer from February 2004. He was named Vice President and General Counsel in March 2003, where he was also responsible for our Human Resources and Corporate Communications functions. Mr. Dietrich joined Atlas in 1999 as Associate General Counsel. Prior to joining us, he was a litigation attorney at United Airlines from 1992 to 1999, where he provided legal counsel to all levels of management, particularly on employment and commercial litigation issues. He also serves as a director on the National Defense Transportation Association and the National Air Courier Association. Mr. Dietrich earned a Bachelors of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

Adam R. Kokas.  Mr. Kokas, age 46, has been Executive Vice President since January 2014 and General Counsel and Secretary since October 2006 and our Chief Human Resources Officer since November 2007.  Prior to January 2014, he was Senior Vice President from October 2006.  Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on general corporate, securities, transactions and business law matters. Prior to joining Ropes & Gray, Mr. Kokas was a partner at Kelley Drye & Warren LLP, where he joined as an associate in 2001. At both Kelley Drye and Ropes & Gray, Mr. Kokas represented us in a variety of matters, including corporate finance and merger and acquisition transactions, corporate governance matters, strategic alliances, securities matters, and other general corporate issues.  Mr. Kokas earned a Bachelor of Arts degree from Rutgers University and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars.  Mr. Kokas has also been the Chairman of the Board of the Cargo Airline Association (a non-profit trade organization) since June 2011.

Michael T. Steen. Mr. Steen, age 51, has been Executive Vice President and Chief Commercial Officer since November 2010.  In addition, he was named President and Chief Executive Officer of Titan Aviation Holdings, Inc. effective October 2014.  Prior to November 2010, he was our Senior Vice President and Chief Marketing Officer from April 2007.  Mr. Steen joined us from Exel plc where he served as Senior Vice President of Sales and Marketing.  Mr. Steen led the sales and marketing activities for Exel Freight’s management and technology sector.  Following Exel’s acquisition by Deutsche Post World Net, he held senior-level positions with the merged company in global supply chain logistics.  Prior to joining Exel, he served in a variety of roles with KLM Cargo over 11 years, including Vice President of the Americas, Head of Global Sales and Marketing for the Logistics Unit and Director of Sales for EMEA.  Mr. Steen is a Director for CHC Helicopter since May 2017 and is the Vice Chairman for IATA’s Cargo Committee.  Mr. Steen earned a degree in economic science from Katrinelund in Gothenburg, Sweden, and is an alumnus of the Advanced Executive Program at the Kellogg School of Management at Northwestern University.

Spencer Schwartz. Mr. Schwartz, age 51, has been Executive Vice President since January 2014 and Chief Financial Officer since June 2010.  Prior to January 2014, he was Senior Vice President from June 2010.  Prior to June 2010, he was our Vice President and Corporate Controller from November 2008.  Mr. Schwartz joined us from MasterCard Incorporated, where he was employed for over 12 years and served as Group Head of Global Risk Management; Senior Vice President and Business Financial Officer; Senior Vice President, Corporate Controller and Chief Accounting Officer; and Vice President of Taxation.  Prior to joining MasterCard, Mr. Schwartz held financial positions of increasing responsibility with Price Waterhouse LLP (now PricewaterhouseCoopers LLP) and Carl Zeiss, Inc.  Mr. Schwartz earned a Bachelors degree in Accounting from The Pennsylvania State University and a Masters degree in Business Administration, with a concentration in management, with honors, from New York University’s Leonard N. Stern School of Business.  He is a certified public accountant.

Keith H. Mayer. Mr. Mayer, age 52, has been Senior Vice President and Chief Accounting Officer since January 2018 and Corporate Controller since November 2010.  Prior to January 2018, he was Vice President since November 2010.  Mr. Mayer joined us from PepsiCo, Inc. (“PepsiCo”).  In his most recent role at PepsiCo, he served as Chief Financial Officer of an international coffee partnership between PepsiCo and Starbucks Corporation.  Mr. Mayer also served PepsiCo in a variety of roles since 1999, including Director of External Reporting, Assistant Controller for PepsiCo International, Senior Group Manager of Financial Accounting for Frito-Lay North America, and Group Manager of Technical Accounting.  Prior to joining PepsiCo, Mr. Mayer held financial positions of increasing responsibility with Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP).  Mr. Mayer earned a Bachelors degree in Accounting from the University of Bridgeport where he graduated magna cum laude.  He is a certified public accountant.

Executive Officers are elected by our board of directors, and their terms of office continue until the next annual meeting of the board of directors or until their successors are elected and have qualified.  There are no family relationships among our executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2018 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2018 Annual Meeting of Stockholders.

The following table summarizes the securities authorized for issuance under our equity compensation plans at December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	1,226,233	$-	(1)	459,310
Total	1,226,233	-		459,310

(1)	Includes 1,226,233 of restricted and performance shares and units, which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2018 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

2.  Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts (in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions, net of recoveries	Balance at End of Period
For the Year ended December 31, 2017
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$997	$198	$299	$1,494
For the Year ended December 31, 2016
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$1,247	$508	$(758)	$997
For the Year ended December 31, 2015
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$1,658	$171	$(582)	$1,247

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere in the Financial Statements or Notes thereto.

3.  Exhibits: (see accompanying Exhibit Index of this Report for a list of exhibits filed or furnished with or incorporated by reference in this Report).

EXHIBIT INDEX

Exhibit Number	Description

3.1(4)	Certificate of Incorporation of the Company.

3.1.1(23)	Atlas Air Worldwide Holdings, Inc. Certificate of Amendment of Certificate of Incorporation.

3.2(13)	Atlas Air Worldwide Holdings, Inc. By-Laws, Amended and Restated as of September 19, 2014 and as Further Amended as of December 12, 2016.

4.1.1(3)	7.63% Atlas Air Pass Through Certificate 1999-1B-1, Certificate No. B-1.

4.1.2(3)	8.77% Atlas Air Pass Through Certificate 1999-1C-1, Certificate No. C-1.

4.1.3(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-0.

4.1.4(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-S.

4.1.5(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-0.

4.1.6(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-S.

4.1.7(3)	Pass Through Trust Agreement, dated as of April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc..

4.1.8(3)	Trust Supplement No. 1999-1B, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.9(3)	Trust Supplement No. 1999-1C, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.10(2)	Note Purchase Agreement, dated as of February 9, 1998, among the Company, Wilmington Trust Company and First Security Bank, National Association (“Note Purchase Agreement 1998”)

4.1.11(1)

Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1998).

4.1.12(1)

Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1998).

4.1.13(1)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1998).

4.1.14(3)

Note Purchase Agreement, dated as of April 13, 1999, among Atlas Air, Inc., Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, First Security Bank, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (“Note Purchase Agreement 1999”).

4.1.15(3)

Form of Leased Aircraft Participation Agreement (Participation Agreement among Atlas Air, Inc., Lessee, First Security Bank, National Association, Owner Trustee, and Wilmington Trust Company, Mortgagee and Loan Participant) (Exhibit A-1 to Note Purchase Agreement 1999).

4.1.16(3)	Form of Lease (Lease Agreement between First Security Bank, National Association, Lessor, and Atlas Air, Inc., Lessee) (Exhibit A-2 to Note Purchase Agreement 1999).

4.1.17(3)

Form of Owned Aircraft Participation Agreement (Participation Agreement between Atlas Air, Inc., Owner, and Wilmington Trust Company, as Mortgagee, Subordination Agent and Trustee) (Exhibit C-1 to Note Purchase Agreement 1999).

Exhibit Number	Description

4.2(14)

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

4.3(15)

Indenture, dated as of May 1, 2012, by and among Helios Leasing I LLC, Apple Bank for Savings, Wilmington Trust Company, not in its individual capacity but solely as Indenture Trustee, Wells Fargo Bank Northwest, National Association, and Export-Import Bank of the United States.

4.4(15)	Secured Fixed Rate Global Note, dated June 19, 2012.

4.5(15)	Secured Fixed Rate Global Note, dated July 31, 2012.

4.6(16)	Secured Fixed Rate Global Note, dated October 10, 2012.

4.7(16)	Secured Fixed Rate Global Note dated, December 12, 2012.

4.8(17)	Secured Fixed Rate Global Note, dated May 28, 2013.

4.9(19)	Secured Fixed Rate Global Note, dated January 30, 2014.

4.10.1(20)	Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.10.2(20)	First Supplemental Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.10.3(20)	2.25% Convertible Senior Note due 2022.

4.11.1(24)	Senior Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.11.2(24)	Second Supplemental Indenture, dated May 23, 2017, between the Company and Wilmington Trust, National Association, as Trustee.

4.11.3(24)	1.875% Convertible Senior Note due 2024.

10.1(7)	Employment Agreement, dated April 21, 2006, between Atlas Air, Inc. and William J. Flynn.

10.1.1(11)	Amendment, dated as of December 31, 2008, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

10.1.2(12)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

10.2(8)	Amended and Restated Employment Agreement, dated as September 19, 2006, between Atlas Air, Inc. and John W. Dietrich.

10.2.1(11)	Amendment, dated as of December 31, 2008, to the Amended and Restated Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.2.2(12)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.3(18)	Atlas Air Worldwide Holdings, Inc. 2007 Incentive Plan (as amended).

10.4.1(26)	Atlas Air Worldwide Holdings, Inc. Amended and Restated 2016 Incentive Plan.

10.5(23)	Atlas Air Worldwide Holdings, Inc. 2016 Amended and Restated Long Term Cash Incentive Plan.

Exhibit Number	Description

10.6(25)	Atlas Air Worldwide Holdings, Inc. 2017 Long Term Cash Incentive Plan.

10.7(25)	Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives.

10.8(25)	Form of Performance Share Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn.

10.9(25)	Form of Restricted Stock Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn.

10.10(25)	Form of Performance Share Unit Agreement

10.11(25)	Form of Restricted Stock Unit Agreement between Atlas Air Worldwide Holdings, Inc. and Non-Employee Members of the Board

10.12(28)	Benefits Program for Senior Executives, Amended and Restated as of January 1, 2015.

10.13(27)	Board of Directors Compensation Program.

10.14(10)	Atlas Air, Inc. Profit Sharing Plan.

10.14.1(11)	Amendment, dated as of December 31, 2008, to Atlas Air, Inc. Profit Sharing Plan.

10.15(5)	Form of Directors and Officers Indemnification Agreement.

10.16(21)	Atlas Air, Inc. 401(K) Restoration and Voluntary Deferral Plan, Restated effective as of February 11, 2011, and as Further Amended effective January 1, 2015.

10.17(6)	Contract, dated October 1, 2004, between HQ AMC/A34TM and the Company.

10.18(9)

Blocked Space Agreement, dated June 28, 2007, between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.19(9)	Amendment No. 1, dated as of July 30, 2007, to Blocked Space Agreement between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc.

10.20(9)

Flight Services Agreement, dated as of June 28, 2007, between Atlas Air, Inc. and Polar Air Cargo Worldwide, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.21.1(20)	Underwriting Agreement, dated May 28, 2015, between the Company and Morgan Stanley Co. LLC and BNP Paribas Securities Corp., as Managers pf the Several Underwriters.

10.21.2(20)	Base convertible hedge transaction confirmation, dated as of May 28, 2015, between Morgan Stanley & Col. International plc and the Company.

10.21.3(20)	Base warrant transaction confirmation, dated as of May 28, 2015, between Morgan Stanley & Co. International plc and the Company.

10.21.4(20)	Additional convertible note hedge transaction confirmation, dated as of June 1, 2015, between Morgan Stanley & Co. International plc and the Company.

10.21.5(20)	Additional warrant transaction confirmation, dated as of June 1, 2015, between Morgan Stanley & Co. International plc and the Company.

10.21.6(20)	Base convertible note hedge transaction confirmation, dated as of May 28, 2015, between BNP Paribas and the Company.

10.21.7(20)	Base warrant transaction confirmation, dated as of May 28, 2015, between BNP Paribas and the Company.

10.21.8(20)	Additional convertible note hedge transaction confirmation, dated as of June 1, 2015, between BNP Paribas and the Company.

Exhibit Number	Description

10.21.9(20)	Additional warrant transaction confirmation, dated as of June 1, 2015, between BNP Paribas and the Company.

10.22.1(24)	Underwriting Agreement, dated May 17, 2017, between the Company and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp. and Citigroup Global Markets Inc., as Managers of the several Underwriters.

10.22.2(24)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between Morgan Stanley & Co. International plc and the Company.

10.22.3(24)	Base warrant transaction confirmation, dated as of May 17, 2017, between Morgan Stanley & Co. International plc and the Company.

10.22.4(24)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.22.5(24)	Additional warrant transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.22.6(24)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between Citibank, N.A. and the Company.

10.22.7(24)	Base warrant transaction confirmation, dated as of May 17, 2017, between Citibank, N.A. and the Company.

10.22.8(24)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.22.9(24)	Additional warrant transaction confirmation, dated as of May 18, 2017, between Citibank N.A. and the Company.

10.22.10(24)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between BNP Paribas and the Company.

10.22.11(24)	Base warrant transaction confirmation, dated as of May 17, 2017, between BNP Paribas and the Company.

10.22.12(24)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between BNP Paribas and the Company.

10.22.13(24)	Additional warrant transaction confirmation, dated as of May 18, 2017, between BNP Paribas and the Company.

10.23.1(22)	Investment Agreement, dated as of May 4, 2016, by and between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.23.2(22)	Stockholders Agreement, dated as of May 4, 2016, by and between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.23.3(22)	Warrant to Purchase 7,500,000 shares of Common Stock of Atlas Air Worldwide Holdings, Inc., issued May 4, 2016.

10.23.4(22)	Warrant to Purchase 3,750,000 shares of Common Stock of Atlas Air Worldwide Holdings, Inc., issued May 4, 2016.

14.1	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board of Directors, which filed herewith as Exhibit 14.1.

21.1	Subsidiaries’ List, which is filed herewith as Exhibit 21.1.

23.1	Consent of PricewaterhouseCoopers LLP, which is filed herewith as Exhibit 23.1.

24.1	Power of Attorney, which is filed herewith as Exhibit 24.1.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, furnished herewith.

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-4 (No. 333-36268).

(2)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1997.

(3)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-3 (No. 333-71833).

(4)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 16, 2001.

(5)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 14, 2005.

(6)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

(7)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(8)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(9)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(10)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit Number	Description

(11)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(12)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(13)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated December 12, 2016.

(14)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(15)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(16)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(17)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(18)	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated May 22, 2013.

(19)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(20)	Incorporated by reference to exhibits in the Company’s Current Report on Form 8-K dated June 3, 2015.

(21)	Incorporated by reference to exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(22)	Incorporated by reference to exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

(23)	Incorporated by reference to exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2016.

(24)	Incorporated by reference to exhibits in the Company’s Current Report on Form 8-K dated May 23, 2017.

(25)	Incorporated by reference to exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

(26)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement dated April 18, 2017.

(27)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(28)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

*

Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2018.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)
By:	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 22, 2018 on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

* Robert F. Agnew	Chairman of the Board
Robert F. Agnew

/s/ William J. Flynn	President, Chief Executive Officer and Director
William J. Flynn	(Principal Executive Officer)

/s/ Spencer Schwartz	Executive Vice President and Chief Financial Officer
Spencer Schwartz	(Principal Financial Officer)

/s/ Keith H. Mayer	Senior Vice President, Chief Accounting Officer
Keith H. Mayer	and Controller
(Principal Accounting Officer)

* Timothy J. Bernlohr	Director
Timothy J. Bernlohr

* Charles F. Bolden, Jr.	Director
Charles F. Bolden, Jr.

* James S. Gilmore, III	Director
James S. Gilmore, III

* Bobby J. Griffin	Director
Bobby J. Griffin

* Carol B. Hallett	Director
Carol B. Hallett

* Frederick McCorkle	Director
Frederick McCorkle

* Duncan J. McNabb	Director
Duncan J. McNabb

* John K. Wulff	Director
John K. Wulff

*By:	/s/ William J. Flynn
William J. Flynn, as Attorney-in-fact for each of the persons indicated