Form 10-Q
period 2018-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2018-05-03
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, there were 25,561,798 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$119,294	$280,809
Short-term investments	17,127	13,604
Restricted cash	11,110	11,055
Accounts receivable, net of allowance of $4,542 and $1,494, respectively	195,117	194,478
Prepaid maintenance	25,641	13,346
Prepaid expenses and other current assets	64,904	74,294
Total current assets	433,193	587,586
Property and Equipment
Flight equipment	4,658,870	4,447,097
Ground equipment	72,909	70,951
Less: accumulated depreciation	(739,778)	(701,249)
Flight equipment modifications in progress	242,084	186,302
Property and equipment, net	4,234,085	4,003,101
Other Assets
Long-term investments and accrued interest	10,680	15,371
Deferred costs and other assets	234,615	242,919
Intangible assets, net and goodwill	104,259	106,485
Total Assets	$5,016,832	$4,955,462

Liabilities and Equity
Current Liabilities
Accounts payable	$90,333	$65,740
Accrued liabilities	430,146	454,843
Current portion of long-term debt and capital lease	223,308	218,013
Total current liabilities	743,787	738,596
Other Liabilities
Long-term debt and capital lease	2,047,562	2,008,986
Deferred taxes	217,223	214,694
Financial instruments and other liabilities	215,961	203,330
Total other liabilities	2,480,746	2,427,010
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,544,374 and 30,104,648 shares issued, 25,560,678 and 25,292,454 shares outstanding (net of treasury stock), as of March 31, 2018 and December 31, 2017, respectively	305	301
Additional paid-in-capital	721,577	715,735
Treasury stock, at cost; 4,983,696 and 4,812,194 shares, respectively	(203,950)	(193,732)
Accumulated other comprehensive loss	(4,635)	(3,993)
Retained earnings	1,279,002	1,271,545
Total stockholders’ equity	1,792,299	1,789,856
Total Liabilities and Equity	$5,016,832	$4,955,462

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Operating Revenue	$590,014	$475,394

Operating Expenses
Salaries, wages and benefits	125,082	104,087
Aircraft fuel	96,303	82,432
Maintenance, materials and repairs	84,879	72,816
Depreciation and amortization	49,630	37,894
Travel	39,847	32,359
Aircraft rent	39,524	36,073
Navigation fees, landing fees and other rent	35,597	18,535
Passenger and ground handling services	28,062	25,123
Gain on disposal of aircraft	-	(54)
Transaction-related expenses	270	915
Other	50,251	41,178
Total Operating Expenses	549,445	451,358

Operating Income	40,569	24,036

Non-operating Expenses (Income)
Interest income	(1,724)	(1,256)
Interest expense	27,342	21,524
Capitalized interest	(1,750)	(1,780)
Unrealized loss on financial instruments	7,740	5,213
Other income	(4,475)	(253)
Total Non-operating Expenses (Income)	27,133	23,448

Income from continuing operations before income taxes	13,436	588
Income tax expense	3,808	553

Income from continuing operations, net of taxes	9,628	35

Loss from discontinued operations, net of taxes	(16)	(787)

Net Income (Loss)	$9,612	$(752)

Earnings per share from continuing operations:
Basic	$0.38	$-

Diluted	$0.37	$-

Loss per share from discontinued operations:
Basic	$(0.00)	$(0.03)

Diluted	$(0.00)	$(0.03)

Earnings (loss) per share:
Basic	$0.38	$(0.03)

Diluted	$0.37	$(0.03)

Weighted average shares:
Basic	25,436	25,162

Diluted	25,956	25,744

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Net Income (Loss)	$9,612	$(752)
Other comprehensive income:
Net change in fair value
Reclassification to interest expense	385	418
Income tax expense	(57)	(162)
Other comprehensive income	328	256

Comprehensive Income (Loss)	$9,940	$(496)

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Operating Activities:
Income from continuing operations, net of taxes	$9,628	$35
Less: Loss from discontinued operations, net of taxes	(16)	(787)
Net Income (Loss)	9,612	(752)

Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation and amortization	59,796	43,217
Accretion of debt securities discount	(270)	(307)
Provision for allowance for doubtful accounts	3,064	435
Unrealized loss on financial instruments	7,740	5,213
Gain on disposal of aircraft	-	(54)
Deferred taxes	3,716	418
Stock-based compensation	5,846	4,212
Changes in:
Accounts receivable	(3,414)	8,134
Prepaid expenses, current assets and other assets	(986)	(30,336)
Accounts payable and accrued liabilities	(15,979)	(11,526)
Net cash provided by operating activities	69,125	18,654
Investing Activities:
Capital expenditures	(26,091)	(21,673)
Payments for flight equipment and modifications	(236,536)	(118,897)
Proceeds from investments	1,438	631
Proceeds from disposal of aircraft	-	137
Net cash used for investing activities	(261,189)	(139,802)
Financing Activities:
Proceeds from debt issuance	19,357	-
Payment of debt issuance costs	(810)	(90)
Payments of debt	(56,819)	(47,099)
Proceeds from revolving credit facility	75,000	150,000
Customer maintenance reserves and deposits received	4,094	14,837
Customer maintenance reserves paid	-	(6,384)
Purchase of treasury stock	(10,218)	(9,430)
Net cash provided by financing activities	30,604	101,834
Net decrease in cash, cash equivalents and restricted cash	(161,460)	(19,314)
Cash, cash equivalents and restricted cash at the beginning of period	291,864	138,250
Cash, cash equivalents and restricted cash at the end of period	$130,404	$118,936

Noncash Investing and Financing Activities:

Acquisition of flight equipment included in Accounts payable and accrued liabilities	$61,846	$48,015
Acquisition of flight equipment under capital lease	$-	$32,380

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2017	$301	$(193,732)	$715,735	$(3,993)	$1,271,545	$1,789,856
Net Income (Loss)	-	-	-	-	9,612	9,612
Other comprehensive income	-	-	-	328	-	328
Cumulative effect of change in accounting principle	-	-	-	-	(3,125)	(3,125)
Stock-based compensation	-	-	5,846	-	-	5,846
Purchase of 171,502 shares of treasury stock	-	(10,218)	-	-	-	(10,218)
Issuance of 439,726 shares of restricted stock	4	-	(4)	-	-	-
Reclassification of tax effect on other comprehensive loss	-	-	-	(970)	970	-
Balance at March 31, 2018	$305	$(203,950)	$721,577	$(4,635)	$1,279,002	$1,792,299

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2016	$296	$(183,119)	$657,082	$(4,993)	$1,048,072	$1,517,338
Net Income (Loss)	-	-	-	-	(752)	(752)
Other comprehensive income	-	-	-	256	-	256
Stock-based compensation	-	-	4,212	-	-	4,212
Purchase of 177,371 shares of treasury stock	-	(9,430)	-	-	-	(9,430)
Issuance of 418,490 shares of restricted stock	4	-	(4)	-	-	-
Balance at March 31, 2017	$300	$(192,549)	$661,290	$(4,737)	$1,047,320	$1,511,624

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Intercompany accounts and transactions have been eliminated.  The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2017, which includes additional disclosures and a summary of our significant accounting policies.  The December 31, 2017 balance sheet data was derived from that Annual Report.  In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of March 31, 2018, the results of operations for the three months ended March 31, 2018 and 2017, comprehensive income (loss) for the three months ended March 31, 2018 and 2017, cash flows for the three months ended March 31, 2018 and 2017, and shareholders’ equity as of and for the three months ended March 31, 2018 and 2017.

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

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method.  Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required.  Amortization of deferred maintenance expense included in Depreciation and amortization was $2.4 million and $0.8 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Deferred maintenance included within Deferred costs and other assets is as follows:

Deferred
Maintenance
Balance as of December 31, 2017	$63,868
Deferred maintenance costs	6,803
Amortization of deferred maintenance	(2,358)
Balance as of March 31, 2018	$68,313

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$119,294	$280,809
Restricted cash	11,110	11,055
Total Cash, cash equivalents and restricted cash shown in consolidated statements of cash flows	$130,404	$291,864

Accounting Pronouncements Adopted in 2018

In February 2018, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for the reporting of comprehensive income.  The guidance permits entities to reclassify to retained earnings the excess tax effects remaining in accumulated other comprehensive income/(loss) after the reduction in the federal corporate income tax rate from 35% to 21% as a result of the U.S. Tax Cuts and Jobs Act of 2017.  The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  We have early adopted the new guidance effective as of January 1, 2018.  The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB amended its accounting guidance for revenue recognition.  Subsequently, the FASB has issued several clarifications and updates.  The fundamental principles of the new standard are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided.  It also requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  We adopted the new guidance on January 1, 2018 using the modified retrospective approach, under which the guidance is applied beginning on the date of adoption.  Comparative information has not been restated and continues to be reported under the accounting guidance in effect for those periods.  The adoption did not have a material effect on our financial statements (see Note 4 to our Financial Statements).  As a result of adoption, revenue recognized under previous guidance based on flight departure is now recognized over time as the services are performed.  In addition, revenue under certain ACMI and CMI contracts, such as revenue related to contracted minimum block hour guarantees, is now recognized in later periods, and some revenue adjustments related to meeting or exceeding on-time performance targets are now recognized in earlier periods.  .  Revenue under our Dry Leasing contracts is explicitly excluded from the scope of the new guidance as it is covered by accounting guidance for leases.

Recent Accounting Pronouncements Not Yet Adopted

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

The following table summarizes our transactions with Polar:

	For the Three Months Ended
Revenue and Expenses:	March 31, 2018	March 31, 2017
Revenue from Polar	$102,105	$102,228
Ground handling and airport fees to Polar	636	466

Accounts receivable/payable as of:	March 31, 2018	December 31, 2017
Receivables from Polar	$19,603	$9,558
Payables to Polar	3,101	2,751

Aggregate Carrying Value of Polar Investment as of:	March 31, 2018	December 31, 2017
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

GATS

We hold a 50% interest in GATS GP (BVI) Ltd. (“GATS”), a joint venture with an unrelated third party.  As of March 31, 2018 and December 31, 2017, our investment in GATS was $23.0 million and $22.1 million, respectively.  We had Accounts payable to GATS of $0.8 million as of March 31, 2018 and $0.4 million as of December 31, 2017.

4. Revenue Recognition

Adoption

We adopted the new revenue recognition guidance using the modified retrospective method and applied it to all customer contracts, excluding Dry Leasing contracts, based on the contract terms in effect as of January 1, 2018.  Revenue under our Dry Leasing contracts is explicitly excluded from the scope of the new guidance.  We recognized the cumulative effect of initially applying the new revenue recognition guidance as an adjustment to the opening balance of retained earnings as of January 1, 2018 as follows:

	Balance		Balance
	December 31, 2017	Adjustments	January 1, 2018
Accounts receivable	$194,478	$(407)	$194,071
Accrued liabilities	454,843	3,614	458,457
Deferred taxes	214,694	(895)	213,799
Retained earnings	1,271,545	(3,126)	1,268,419

The following tables provide disclosure of the impact of adoption of the new revenue recognition guidance on our consolidated statement of operations and balance sheet:

	For the Three Months Ended March 31, 2018
	As Reported	Amounts without Adoption of New Revenue Recognition Guidance	Effect of Change Inc/(Dec)
Consolidated Statement of Operations
Operating Revenue	$590,014	$588,404	$1,610
Operating Expenses
Other	50,251	49,562	689

Income from continuing operations before income taxes	13,436	12,515	921
Income tax expense	3,808	3,606	202

Income from continuing operations, net of taxes	9,628	8,909	719

	As of March 31, 2018
	As Reported	Amounts without Adoption of New Revenue Recognition Guidance	Effect of Change Inc/(Dec)
Consolidated Balance Sheet
Assets
Accounts receivable, net	$195,117	$194,408	$709
Liabilities and Equity
Accrued liabilities	430,146	430,358	(212)
Deferred taxes	217,223	217,021	202
Retained earnings	1,279,002	1,278,283	719

Deferred Revenue

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition.  The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.  Significant changes in our Deferred Revenue liability balances during the three months ended March 31, 2018 were as follows:

Deferred
Revenue
Balance at beginning of period	$14,958
Revenue recognized	(13,351)
Amounts collected or invoiced	8,094
Balance at end of period	$9,701

Accounts Receivable

Accounts receivable, net of allowances related to customer contracts, excluding Dry Leasing contracts, was $163.7 million as of March 31, 2018 and $173.2 million as of December 31, 2017.

Performance Obligations and Accounting Policies

ACMI and CMI Services

Our performance obligations under ACMI contracts involve outsourced cargo and passenger aircraft operating services, including the provision of an aircraft, crew, maintenance and insurance.  Our performance obligations under CMI contracts also involve outsourced aircraft operating services, including the provision of crew, line maintenance and insurance, but not the aircraft.  ACMI and CMI contracts generally provide for the transfer of the benefits from these performance obligations on a combined basis through the operation of the aircraft over time.  The time interval between when an aircraft departs the terminal until it arrives at the destination terminal is measured in hours and called a “Block Hour”.  Customers assume fuel, demand and price risk.  Generally, customers are also responsible for landing, navigation and most other operational fees and costs and, in the case of CMI customers, the provision of the aircraft and heavy and non-heavy maintenance.  When we act as an agent for these costs reimbursed by customers, such reimbursed amounts are recorded as Operating Revenue, net of the related costs, when the costs are incurred.  When we are responsible for any of these costs, such reimbursed amounts are recorded as Operating Revenue and the costs are recorded as Operating Expenses as incurred.

Revenue from ACMI and CMI contracts is typically recognized over time as the services are performed based on Block Hours operated on behalf of a customer during a given month.  Revenue for contracts with scheduled rate changes, excluding inflationary adjustments, is recognized over the term of the contract using an estimated average rate per Block Hour, which requires significant judgment to estimate the total number of Block Hours expected.  Any revenue adjustments, including those related to minimum contracted Block Hour guarantees and on-time performance targets, are recognized over the applicable measurement period for the adjustment.  See Note 5 to our Financial Statements for a discussion of a customer incentive asset.

ACMI and CMI customers are billed monthly based on Block Hours operated on behalf of a customer during a given month, as defined contractually.  Payment terms and conditions vary by contract, although terms generally require partial payment for minimum contracted Block Hour guarantees in advance of the services being provided.  Since advance payments are typically made shortly before the services are performed, such payments are not considered significant financing components.

Charter Services

Our performance obligations under Charter contracts involve the provision of cargo and passenger aircraft charter services to customers, including the U.S. Military Air Mobility Command (“AMC”), brokers, freight forwarders, direct shippers, airlines, sports teams and fans, and private charter customers.  Our obligations are for one or more flights based on a specific origin and destination.  We also provide limited airport-to-airport cargo services to select markets, including several cities in South America.  The customer pays a fixed charter fee and we typically bear all direct operating costs for both cargo and passenger charters, which include fuel, insurance, landing and navigation fees, and most other operational fees and costs.  When we purchase cargo capacity from our ACMI customers for Charter flights, we are responsible for selling the capacity we purchase.  We record revenue related to such purchased capacity as part of Charter revenue and record the related expenses in Navigation fees, landing fees and other rent.

Revenue from Charter contracts is typically recognized over time as the services are performed based on Block Hours operated on behalf of a customer.  Any revenue adjustments related to on-time performance targets with the AMC are recognized over the applicable measurement period for the target, which requires significant judgment to estimate the total number of Block Hours expected.  We generally expense sales commissions when incurred because the amortization period is less than one year.  Payment terms and conditions vary by charter contract, although terms generally require payment in advance of the service being provided. Since advance payments are typically made shortly before the services are performed, such payments are not considered significant financing components.

Dry Leasing

Our performance obligations under Dry Lease contracts involve the provision of aircraft and engines to customers for compensation that is typically based on a fixed monthly amount and are all accounted for as operating leases. We record Dry Lease rental income on a straight-line basis over the term of the operating lease.  Rentals received but unearned under the lease agreements are recorded in deferred revenue and included in Accrued liabilities until earned.

Customer maintenance reserves are amounts received under our Dry Lease contracts that are subject to reimbursement to the lessee upon the completion of qualifying maintenance work on the specific Dry Leased aircraft and are included in Accrued liabilities.  We defer revenue recognition for customer maintenance reserves until the end of the lease, when we are able to finalize the amount, if any, to be reimbursed to the lessee.

Other Services

Other services include administrative and management support services and flight simulator training.  Revenue for these services is recognized when the services are provided.

Estimated revenue expected to be recognized in the future is not presented because our contracts, excluding Dry Leasing contracts, typically involve either a duration or measurement period for revenue recognition of one year or less.

5. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involves, among other things, CMI operation of 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases will have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to a total of ten years).  Between August 2016 and April 2018, we have placed 13 freighter aircraft into service for Amazon and we expect to be operating all 20 before the end of 2018.

In conjunction with these agreements, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share.  A portion of the warrant, representing the right to purchase 3.75 million shares, vested immediately upon issuance of the warrant. The remainder of the warrant, representing the right to purchase 3.75 million shares, would vest in increments of 375,000 as the lease and operation of each of the 11th through 20th aircraft commences.  During the fourth quarter of 2017, a portion of the warrant representing the right to purchase 750,000 shares vested as the lease and operation of the 11th and 12th aircraft commenced.  In April 2018, a portion of the warrant representing the right to purchase 375,000 shares vested as the lease and operation of the thirteenth aircraft commenced.  The warrant will be exercisable in accordance with its terms through 2021.  As of March 31, 2018, no portion of the warrant has been exercised.

The agreements also provide incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.50 per share.  This warrant to purchase 3.75 million shares would vest in conjunction with payments by Amazon for additional business with us.  As of March 31, 2018, no portion of this warrant has vested.  Upon vesting, the warrant would become exercisable in accordance with its terms through 2023.

At the time of vesting, the fair value of the vested portion of the warrant issued to Amazon is recorded as a warrant liability within Financial instruments and other liabilities (the “Amazon Warrant”).  This initial fair value of the vested portion of the warrant is also recognized as a customer incentive asset within Deferred costs and other assets, net and is amortized as a reduction of revenue in proportion to the amount of revenue recognized over the terms of the Dry Leases and CMI agreements.  Determining the amount of  amortization related to the CMI agreements requires significant judgment to estimate the total number of Block Hours expected over the terms of those agreements.  The following table provides a summary of the customer incentive asset:

Balance at December 31, 2017	$106,538
Initial value for vested portion of warrant	-
Amortization of customer incentive asset	(2,596)
Balance at March 31, 2018	$103,942

We amortized $0.4 million of the customer incentive asset for the three months ended March 31, 2017.  There were no impairment losses for the three months ended March 31, 2018 and 2017.

The Amazon Warrant liability is marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized loss (gain) on financial instruments.  We utilize a Monte Carlo simulation approach to estimate the fair value of the Amazon Warrant, which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility and risk-free interest rate, among others.  We recognized a net unrealized loss of $7.7 million and $5.2 million on the Amazon Warrant during the three months ended March 31, 2018 and March 31, 2017, respectively.  The fair value of the Amazon Warrant liability was $135.5 million as of March 31, 2018 and $127.8 million as of December 31, 2017.

6. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	March 31, 2018	December 31, 2017
Maintenance	$186,008	$156,042
Customer maintenance reserves	93,280	89,037
Salaries, wages and benefits	43,359	65,546
U.S. class action settlement	-	30,000
Aircraft fuel	15,692	22,196
Deferred revenue	19,214	20,986
Other	72,593	71,036
Accrued liabilities	$430,146	$454,843

7. Debt

Term Loan

In March 2018, we borrowed $19.4 million under an unsecured five-year term loan due in February 2023 (the “First 2018 Term Loan”) for GEnx engine performance upgrade kits and overhauls.  The First 2018 Term Loan contains customary covenants, events of default and accrues interest at a fixed rate of 3.12%, with principal and interest payable quarterly.

Convertible Notes

In May 2017, we issued $289.0 million aggregate principal amount of 1.875% convertible senior notes that mature on June 1, 2024 (the “2017 Convertible Notes”) in an underwritten public offering.  In June 2015, we issued $224.5 million aggregate principal amount of 2.25% convertible senior notes that mature on June 1, 2022 (the “2015 Convertible Notes”) in an underwritten public offering.  The 2017 Convertible Notes and the 2015 Convertible Notes (collectively, the “Convertible Notes”) are senior unsecured obligations and accrue interest payable semiannually on June 1 and December 1 of each year.  The Convertible Notes are due on their respective maturity dates, unless earlier converted or repurchased pursuant to their respective terms.

The Convertible Notes consisted of the following as of March 31, 2018:

	March 31, 2018
	2017 Convertible Notes	2015 Convertible Notes
Remaining life in months	74	50
Liability component:
Gross proceeds	$289,000	$224,500
Less: debt discount, net of amortization	(63,098)	(34,326)
Less: debt issuance cost, net of amortization	(5,036)	(3,265)
Net carrying amount	$220,866	$186,909

Equity component (1)	$70,140	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of March 31, 2018.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the three months ended
	March 31, 2018	March 31, 2017
Contractual interest coupon	$2,618	$1,263
Amortization of debt discount	3,871	1,671
Amortization of debt issuance costs	359	173
Total interest expense recognized	$6,848	$3,107

Revolving Credit Facility

In December 2016, we entered into a three-year $150.0 million secured revolving credit facility (the “Revolver”) for general corporate purposes, including financing the acquisition of aircraft prior to obtaining permanent financing for the aircraft.  As of March 31, 2018, the outstanding balance on the Revolver was $75.0 million at an interest rate of 4.11% and there was $64.3 million of unused availability under the Revolver, based on the collateral borrowing base.

8. Income Taxes

The effective income tax expense rates of 28.3% and 94.0% for the three months ended March 31, 2018 and 2017, respectively differed from the U.S. statutory rate primarily due to nondeductible changes in the value of the Amazon Warrant liability (see Note 5 to our Financial Statements).  The effective tax rate for the three months ended March 31, 2018 also reflects the reduced federal corporate income tax rate from 35% to 21% as a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017.  To a lesser extent, the effective income tax rates for both periods were impacted by excess tax benefits associated with share-based compensation, which reduced income tax expense in our consolidated statement of operations.  We continue to analyze the different aspects of the U.S. Tax Cuts and Jobs Act of 2017 which could potentially affect the provisional estimates that were recorded at December 31, 2017, including reassessing our intent to invest unremitted earnings of foreign subsidiaries outside the U.S.  We may repatriate these earnings to the extent the associated taxes are not significant.  For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

We participate in an aircraft leasing incentive program in Singapore that entitles us to a reduced tax rate of 10.0% on our Singapore Dry Leasing income.  Our participation is set to expire on July 31, 2018, at which time we expect it to be renewed at a further reduced tax rate of 8.0%.  Should the program not be renewed, the tax rate would revert to 17.0%.  Either result will have a material impact on our 2018 results.

The U.S. Internal Revenue Service is currently examining the 2015 tax year.  It is reasonably possible that the balance of our unrecognized tax benefits could significantly decrease within the next twelve months.  Due to the uncertainty related to the potential outcome of this examination, we cannot estimate a range of reasonably possible adjustments to our unrecognized tax benefits.

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

Long-term investments consist of debt securities, maturing within five years, for which we have both the ability and the intent to hold until maturity.  These investments are classified as held-to-maturity and reported at amortized cost.  The fair value of our Long-term investments is based on a discounted cash flow analysis using the contractual cash flows of the investments and a discount rate derived from unadjusted quoted interest rates for debt securities of comparable risk.  Such debt securities represent investments in Pass-Through Trust Certificates (“PTCs”) related to enhanced equipment trust certificates (“EETCs”) issued by Atlas in 1998 and 1999.

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

The fair value of the Amazon Warrant and certain long-term performance-based restricted shares are based on a Monte Carlo simulation which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility, and risk-free interest rate, among others.

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	March 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$119,294	$119,294	$119,294	$-	$-
Short-term investments	17,127	17,127	-	-	17,127
Restricted cash	11,110	11,110	11,110	-	-
Long-term investments and accrued interest	10,680	12,571	-	-	12,571
	$158,211	$160,102	$130,404	$-	$29,698

Liabilities
Term loans and notes	$1,863,095	$1,837,612	$-	$-	$1,837,612
Convertible notes (1)	407,775	602,958	602,958	-	-
Amazon Warrant	135,495	135,495	-	135,495	-
	$2,406,365	$2,576,065	$602,958	$135,495	$1,837,612

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$280,809	$280,809	$280,809	$-	$-
Short-term investments	13,604	13,604	-	-	13,604
Restricted cash	11,055	11,055	11,055	-	-
Long-term investments and accrued interest	15,371	18,074	-	-	18,074
	$320,839	$323,542	$291,864	$-	$31,678

Liabilities
Term loans and notes	$1,791,918	$1,844,445	$-	$-	$1,844,445
Convertible notes (1)	403,544	602,846	602,846	-	-
Amazon Warrant	127,755	127,755	-	127,755	-
	$2,323,217	$2,575,046	$602,846	$127,755	$1,844,445

(1) Carrying value is net of debt discounts and debt issuance costs.  Hedge transactions associated with the Convertible Notes are reflected in additional paid-in-capital (see Note 7 to our Financial Statements).

Gross unrealized gains on our long-term investments and accrued interest were $1.9 million at March 31, 2018 and $2.7 million at December 31, 2017.

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income from continuing operations before income taxes:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Operating Revenue:
ACMI	$266,380	$200,694
Charter	285,197	243,898
Dry Leasing	36,392	26,757
Customer incentive asset amortization	(2,596)	(445)
Other	4,641	4,490
Total Operating Revenue	$590,014	$475,394

	For the Three Months Ended
	March 31, 2018	March 31, 2017 *
Direct Contribution:
ACMI	$40,872	$35,580
Charter	34,278	16,833
Dry Leasing	11,359	9,723
Total Direct Contribution for Reportable Segments	86,509	62,136

Unallocated income and expenses, net	(65,063)	(55,474)
Unrealized loss on financial instruments	(7,740)	(5,213)
Transaction-related expenses	(270)	(915)
Gain (loss) on disposal of aircraft	-	54
Income (loss) from continuing operations before income taxes	13,436	588

Add back (subtract):
Interest income	(1,724)	(1,256)
Interest expense	27,342	21,524
Capitalized interest	(1,750)	(1,780)
Unrealized loss on financial instruments	7,740	5,213
Other income	(4,475)	(253)
Operating Income	$40,569	$24,036

* The direct contribution amounts for the ACMI and Charter segments and the unallocated income and expenses, net above have been revised to reflect immaterial adjustments. The Company does not believe the impact to the previously issued consolidated financial statements was material.

The following table disaggregates our Charter segment revenue by customer and service type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors:

	For the Three Months Ended
	March 31, 2018			March 31, 2017
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$131,173	$2,046	$133,219	$108,979	$2,975	$111,954
AMC	74,428	77,550	151,978	58,269	73,675	131,944
Total Charter Revenue	$205,601	$79,596	$285,197	$167,248	$76,650	$243,898

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the AMC, Polar and DHL (see above and Note 3 to our Financial Statements for further discussion regarding the AMC and Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from DHL was $67.0 million for the three months ended March 31, 2018 and $54.9 million for the three months ended March 31, 2017.  We have not experienced any credit issues with either of these customers.

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

After we completed the acquisition of Southern Air in April 2016, we informed the IBT of our intention to pursue (and we have been pursuing) a complete operational merger of Atlas and Southern Air.  Pursuant to the merger provisions in both the Atlas and Southern Air CBAs, joint negotiations for a single CBA for Atlas and Southern Air should commence promptly.  Further to this process, once a seniority list is presented to us by the unions, it triggers an agreed-upon time frame to negotiate a new joint CBA with any unresolved issues submitted to binding arbitration.  After the merger process began, the IBT filed an application for mediation with the National Mediation Board (“NMB”) on behalf of the Atlas pilots, and subsequently the IBT filed a similar application on behalf of Southern Air pilots.  We have opposed both mediation applications as they are not in accordance with the merger provisions in the parties’ existing CBAs.  The Atlas and Southern Air CBAs have a defined and streamlined process for negotiating a joint CBA when a merger occurs, as in the case with the Atlas and Southern Air merger.  The NMB conducted a pre-mediation investigation on the IBT’s Atlas application in June 2016, which is currently pending (along with the IBT’s Southern Air application).  Due to a lack of meaningful progress in such merger discussions, in February 2017, we filed a lawsuit against the IBT to compel arbitration on the issue of whether the merger provisions in Atlas and Southern Air's CBAs apply to the bargaining process.  On March 13, 2018, the Southern District Court of New York granted the Company’s motion to compel arbitration.  The Company and the IBT have scheduled the Atlas and Southern arbitrations during the second half of 2018.  Also, the Company and the IBT have an interim agreement in place which provides a process for proceeding with negotiations for a new joint CBA pending the outcome of the arbitrations.  These negotiations commenced on July 6, 2017 and the parties have continued to meet regularly since then and bargain for a new joint CBA.

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

In late November 2017, the Court granted the Company’s request to issue a preliminary injunction to require the IBT to meet its obligations under the Railway Labor Act and stop “authorizing, encouraging, permitting, calling, engaging in, or continuing” any illegal pilot slowdown activities, which were intended to gain leverage in pilot contract negotiations with the Company.  In addition, the Court ordered the IBT to take affirmative action to prevent and to refrain from continuing any form of interference with the Company’s operations or any other concerted refusal to perform normal pilot operations consistent with its status quo obligations under the Railway Labor Act.  In December 2017, the IBT appealed the Court’s decision to the U.S. Court of Appeals for the District of Columbia Circuit.  Pending the outcome of the appeal, the preliminary injunction remains in effect.  We believe the IBT’s appeal will be unsuccessful and expect the preliminary injunction to remain in effect.

We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act and may incur additional administrative expenses associated with union representation of our employees.

Matters Related to Alleged Pricing Practices

In the Netherlands, Stichting Cartel Compensation, successor in interest to claims of various shippers, has filed suit in the district court in Amsterdam against British Airways, KLM, Martinair, Air France, Lufthansa and Singapore Airlines seeking recovery for damages purportedly arising from allegedly unlawful pricing practices of the defendants.  In response, British Airways, KLM, Martinair, Air France and Lufthansa filed third-party indemnification lawsuits against Polar Air Cargo, LLC (“Old Polar”), a consolidated subsidiary of the Company, and Polar, seeking indemnification in the event the defendants are found to be liable in the main proceedings.  Another defendant, Thai Airways, filed a similar indemnification claim.  The case is in its early stages, and various procedural issues are awaiting court determination.  The Netherlands proceedings are likely to be affected by a decision readopted by the European Commission in March 2017, finding EU competition law violations by British Airways, KLM, Martinair, Air France and Lufthansa, among others, but not Old Polar or Polar.  We are unable to reasonably predict the outcome of the litigation.  If the Company, Old Polar or Polar were to incur an unfavorable outcome, such outcome may have a material adverse impact on our business, financial condition, results of operations or cash flows.  We are unable to reasonably estimate a range of possible loss for this matter at this time.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $9.2 million in aggregate based on March 31, 2018 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $4.7 million as of March 31, 2018 and $5.1 million as of December 31, 2017, and is included in Deferred costs and other assets.

We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Other

We have certain other contingencies incident to the ordinary course of business.  Management does not expect that the ultimate disposition of such other contingencies will materially affect our financial condition, results of operations or cash flows.

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

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended
Numerator:	March 31, 2018	March 31, 2017
Income from continuing operations, net of taxes	$9,628	$35

Denominator:
Basic EPS weighted average shares outstanding	25,436	25,162
Effect of dilutive stock options and restricted stock	520	582
Diluted EPS weighted average shares outstanding	25,956	25,744

Earnings per share from continuing operations:
Basic	$0.38	$0.00
Diluted	$0.37	$0.00
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.03)
Diluted	$(0.00)	$(0.03)
Earnings (loss) per share:
Basic	$0.38	$(0.03)
Diluted	$0.37	$(0.03)

Anti-dilutive shares related to warrants that were out of the money and excluded were 7.8 million for the three months ended March 31, 2018 and 3.0 million for the three months ended March 31, 2017.  Diluted shares reflect the potential dilution that could occur from restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and warrants in which performance or market conditions were not satisfied of 6.9 million for the three months ended March 31, 2018 and 7.6 million for the three months ended March 31, 2017.

13. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation
Balance as of December 31, 2016	$(5,002)	$9
Reclassification to interest expense	418	-
Tax effect	(162)	-
Balance as of March 31, 2017	$(4,746)	$9

Balance as of December 31, 2017	$(4,002)	$9
Reclassification to interest expense	385	-
Tax effect	(57)	-
Reclassification of taxes	(970)	-
Balance as of March 31, 2018	$(4,644)	$9

Interest Rate Derivatives

As of March 31, 2018, there was $6.1 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt.  Net realized losses reclassified into earnings were $0.4 million for both the three months ended March 31, 2018 and 2017.  Net realized losses expected to be reclassified into earnings within the next 12 months are $1.4 million as of March 31, 2018.

14. Subsequent Events

In May 2018, we borrowed $83.5 million related to the purchase of a 777-200 aircraft under a ten-year term loan due in May 2028 (the “Second 2018 Term Loan”).  The Second 2018 Term Loan, which is secured by a mortgage against the aircraft, contains customary covenants, as well as events of default, and accrues interest at a fixed rate of 4.63%, with principal and interest payable quarterly.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Financial Statements appearing in this report and our audited consolidated financial statements and related notes included in our 2017 Annual Report on Form 10-K.

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

Business Overview

We are a leading global provider of outsourced aircraft and aviation operating services.  We operate the world’s largest fleet of 747 freighters and provide customers a broad array of 747, 777, 767, 757 and 737 aircraft for domestic, regional and international cargo and passenger operations.  We provide unique value to our customers by giving them access to highly reliable modern production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale.  Our customers include express delivery providers, e-commerce retailers, airlines, freight forwarders, the U.S. military and charter brokers.  We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

Our primary service offerings include the following:

•

ACMI, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and price risk.  In addition, customers are generally responsible for landing, navigation and most other operational fees and costs;

•

CMI, which is part of our ACMI business segment, whereby we provide outsourced cargo and passenger aircraft operating solutions, generally including the provision of crew, Line Maintenance and insurance, but not the aircraft.  Customers assume fuel, demand and price risk, and are responsible for providing the aircraft (which they may lease from us) and generally responsible for Heavy and Non-Heavy Maintenance, landing, navigation and most other operational fees and costs;

•

Charter, whereby we provide cargo and passenger aircraft charter services to customers, including the AMC, brokers, freight forwarders, direct shippers, airlines, sports teams and fans, and private charter customers.  The customer pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs; and

•	Dry Leasing, whereby we provide cargo and passenger aircraft and engine leasing solutions. The customer operates, and is responsible for insuring and maintaining, the flight equipment.

We look to achieve our growth plans and enhance shareholder value by:

•	Delivering superior service quality to our valued customers;
•	Focusing on securing attractive long-term customer contracts;
•	Aggressively managing our fleet with a focus on modern, efficient aircraft;
•	Driving significant ongoing productivity improvements;
•	Selectively pursuing and evaluating future acquisitions and alliances; while
•	Appropriately managing capital allocation and delivering value to shareholders.

See “Business Overview” and “Business Strategy” in our 2017 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first quarter of 2018, compared with 2017, were positively impacted by increased flying reflecting the following events:

•

Between August 2016 and March 2018, we began CMI flying for Amazon the first 12 of 20 Boeing 767-300 freighter aircraft Dry Leased from Titan.  During the first quarter of 2018, we operated 12 of the aircraft compared to 2 of the aircraft during the first quarter of 2017.  In April 2018, we began flying the thirteenth aircraft and we expect to be operating all 20 by the end of 2018.

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

In February 2018, we signed long-term CMI and Dry Lease contracts with DHL for two 777-200 freighter aircraft.  The first of the two aircraft was previously in CMI service with us and the second is expected to begin CMI and Dry Lease service during the second quarter of 2018.

Charter results for the first quarter of 2018 reflected higher commercial cargo Yields from increased demand, increased 747-400 flying and higher aircraft utilization, which were partially offset by the redeployment of 747-8F aircraft to the ACMI segment.

During 2017, we entered into six operating leases for 747-400 freighter aircraft to meet increased customer demand in our ACMI and Charter businesses.  Two aircraft entered service in 2017 and one aircraft entered service during the first quarter of 2018.  The other three are expected to enter service throughout 2018.

In February 2018, we acquired a 777-200 freighter aircraft and Dry Leased it to DHL on a long-term basis, as described above.  We expect to complete the acquisition of a second 777-200 freighter aircraft and Dry Lease it to DHL on a long-term basis during the second quarter of 2018.  As described above, between August 2016 and March 2018, we began Dry Leasing 12 767-300 converted freighter aircraft to Amazon on a long-term basis.  In April 2018, we began Dry Leasing the thirteenth aircraft to Amazon.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended March 31, 2018 and 2017

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the three months ended March 31:

Segment Operating Fleet	2018	2017	Inc/(Dec)
ACMI*
747-8F Cargo	9.0	7.0	2.0
747-400 Cargo	15.8	12.8	3.0
747-400 Dreamlifter	3.1	3.0	0.1
777-200 Cargo	5.0	5.0	-
767-300 Cargo	17.2	5.8	11.4
767-200 Cargo	9.0	9.0	-
737-400 Cargo	5.0	5.0	-
747-400 Passenger	1.0	1.0	-
767-200 Passenger	1.0	1.0	-
Total	66.1	49.6	16.5

Charter
747-8F Cargo	1.0	2.9	(1.9)
747-400 Cargo	11.7	11.0	0.7
747-400 Passenger	2.0	2.0	-
767-300 Cargo	0.3	-	0.3
767-300 Passenger	4.0	4.9	(0.9)
Total	19.0	20.8	(1.8)

Dry Leasing
777-200 Cargo	6.3	6.0	0.3
767-300 Cargo	14.0	3.6	10.4
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	23.3	12.6	10.7

Less: Aircraft Dry Leased to CMI customers	(14.3)	(3.6)	(10.7)
Total Operating Average Aircraft Equivalents	94.1	79.4	14.7

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2018	2017	Inc/(Dec)	% Change
Total Block Hours**	66,495	55,116	11,379	20.6%

**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended March 31 (in thousands):

	2018	2017	Inc/(Dec)	% Change
Operating Revenue
ACMI	$266,380	$200,694	$65,686	32.7%
Charter	285,197	243,898	41,299	16.9%
Dry Leasing	36,392	26,757	9,635	36.0%
Customer incentive asset amortization	(2,596)	(445)	(2,151)	NM
Other	4,641	4,490	151	3.4%
Total Operating Revenue	$590,014	$475,394	$114,620	24.1%

NM represents year-over-year changes that are not meaningful.

ACMI

	2018	2017	Inc/(Dec)	% Change
ACMI Block Hours	49,862	38,916	10,946	28.1%
ACMI Revenue Per Block Hour	$5,342	$5,157	$185	3.6%

ACMI revenue increased $65.7 million, or 32.7%, primarily due to increased flying and an increase in Revenue per Block Hour.  The increase in Block Hours was primarily driven by increased 767 flying for Amazon, the start-up of 747 flying for several new customers and the redeployment of 747-8F aircraft from the Charter segment.  Revenue per Block Hour increased primarily due to the impact of increased 747-8F and 747-400 flying for new customers.

Charter

	2018	2017	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	11,390	10,939	451	4.1%
Passenger	4,670	4,845	(175)	(3.6)%
Total	16,060	15,784	276	1.7%

Charter Revenue Per Block Hour:
Cargo	$18,051	$15,289	$2,762	18.1%
Passenger	$17,044	$15,820	$1,224	7.7%
Charter	$17,758	$15,452	$2,306	14.9%

Charter revenue increased $41.3 million, or 16.9%, primarily due to an increase in Revenue per Block Hour.  Revenue per Block Hour increased primarily due to higher Yields for commercial cargo, higher fuel prices and the impact of Charter capacity purchased from our ACMI customers that had no associated Charter Block Hours.  Charter Block Hours increased slightly as increased 747-400 flying and higher aircraft utilization were partially offset by the redeployment of 747-8F aircraft to the ACMI segment.

Dry Leasing

Dry Leasing revenue increased $9.6 million, or 36.0%, primarily due to the placement of 767-300 converted freighter aircraft throughout 2017 and the placement of one 777-200 freighter aircraft in February 2018.

Operating Expenses

The following table compares our Operating Expenses for the three months ended March 31 (in thousands):

	2018	2017	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$125,082	$104,087	$20,995	20.2%
Aircraft fuel	96,303	82,432	13,871	16.8%
Maintenance, materials and repairs	84,879	72,816	12,063	16.6%
Depreciation and amortization	49,630	37,894	11,736	31.0%
Travel	39,847	32,359	7,488	23.1%
Aircraft rent	39,524	36,073	3,451	9.6%
Navigation fees, landing fees and other rent	35,597	18,535	17,062	92.1%
Passenger and ground handling services	28,062	25,123	2,939	11.7%
Gain on disposal of aircraft	-	(54)	54	NM
Transaction-related expenses	270	915	(645)	NM
Other	50,251	41,178	9,073	22.0%
Total Operating Expenses	$549,445	$451,358

Salaries, wages and benefits increased $21.0 million, or 20.2%, primarily driven by increased flying and fleet growth initiatives.

Aircraft fuel increased $13.9 million, or 16.8%, primarily due to an increase in the average fuel cost per gallon and an increase in consumption related to increased flying.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the three months ended March 31 were:

	2018	2017	Inc/(Dec)	% Change
Average fuel cost per gallon	$2.14	$1.88	$0.26	13.8%
Fuel gallons consumed (000s)	44,950	43,927	1,023	2.3%

Maintenance, materials and repairs increased by $12.1 million, or 16.6%, primarily reflecting $11.2 million of increased Line Maintenance expense due to increased flying and additional repairs performed, and $1.9 million of increased Heavy Maintenance expense.  The higher Line Maintenance primarily reflected increases of $6.2 million for 767 aircraft and $5.4 million for 747-400 aircraft, partially offset by a decrease of $1.0 million for 747-8F aircraft.  Heavy Maintenance expense on 747-400 aircraft increased $6.1 million primarily due to an increase in the number of engine overhauls, C Checks and additional repairs performed, partially offset by a decrease in the number of D Checks.  Heavy Maintenance expense on 747-8F aircraft decreased $2.7 million primarily due to a decrease in the number of C Checks.  Heavy Maintenance expense on 767 aircraft decreased $1.4 million primarily due to a decrease in the number of C Checks. Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended March 31 were:

Heavy Maintenance Events	2018	2017	Inc/(Dec)
747-8F C Checks	-	2	(2)
747-400 C Checks	4	2	2
767 C Checks	-	1	(1)
747-400 D Checks	1	4	(3)
CF6-80 engine overhauls	6	3	3

Depreciation and amortization increased $11.7 million, or 31.0%, primarily due to additional aircraft operating in 2018, an increase in the scrapping of rotable parts and an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Travel increased $7.5 million, or 23.1%, primarily due to increased flying.

Aircraft rent increased $3.5 million, or 9.6%, primarily due to additional operating leases for 747-400 freighter aircraft to meet increased customer demand.

Navigation fees, landing fees and other rent increased $17.1 million, or 92.1%, primarily due to an increase in purchased capacity and increased flying.

Passenger and ground handling services increased $2.9 million, or 11.7%, primarily due to increased Charter flying and higher costs from flying to more expensive locations.

Transaction-related expenses were for the integration of Southern Air, which primarily included professional fees and integration costs.

Other increased $9.1 million, or 22.0%, primarily due to an increase in the allowance for doubtful accounts, higher passenger taxes and commission expense on increased revenue from the AMC and the impact of fleet growth initiatives.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended March 31 (in thousands):

	2018	2017	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(1,724)	$(1,256)	$468	37.3%
Interest expense	27,342	21,524	5,818	27.0%
Capitalized interest	(1,750)	(1,780)	(30)	(1.7)%
Unrealized loss on financial instruments	7,740	5,213	2,527	48.5%
Other income	(4,475)	(253)	4,222	NM

Interest expense increased $5.8 million, or 27.0%, primarily due to the issuance of the 2017 Convertible Notes and the financing of 767-300 aircraft purchases and conversions.

Unrealized loss on financial instruments represents the change in fair value of the Amazon Warrant (see Note 5 to our Financial Statements) primarily due to changes in our common stock price.

Other income increased in 2018 primarily due to the receipt of a refund for aircraft rent paid in previous years.

Income taxes.  Our effective income tax expense rates of 28.3% and 94.0% for the three months ended March 31, 2018 and 2017, respectively, differed from the U.S. statutory rate primarily due to nondeductible changes in the value of the Amazon Warrant liability (see Note 5 to our Financial Statements).  The effective tax rate for the three months ended March 31, 2018 also reflects the reduced federal corporate income tax rate from 35% to 21% as a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017.   To a lesser extent, the effective income tax rates for both periods were impacted by excess tax benefits associated with share-based compensation, which reduced income tax expense in our consolidated statement of operations.  We continue to analyze the different aspects of the U.S. Tax Cuts and Jobs Act of 2017, which could potentially affect the provisional estimates that were recorded at December 31, 2017, including reassessing our intent to invest unremitted earnings of foreign subsidiaries outside the U.S.  We may repatriate these earnings to the extent the associated taxes are not significant.

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended March 31 (see Note 10 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2018	2017	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$40,872	$35,580	$5,292	14.9%
Charter	34,278	16,833	17,445	103.6%
Dry Leasing	11,359	9,723	1,636	16.8%
Total Direct Contribution	$86,509	$62,136	$24,373	39.2%

Unallocated income and expenses, net	$65,063	$55,474	$9,589	17.3%

ACMI Segment

ACMI Direct Contribution increased $5.3 million, or 14.9%, primarily due to increased flying and higher Revenue per Block Hour, partially offset by higher Heavy Maintenance costs and amortization of deferred maintenance costs.

Charter Segment

Charter Direct Contribution increased $17.4 million, or 103.6%, primarily due to higher commercial cargo Yields and higher aircraft utilization, partially offset by the redeployment of 747-8F aircraft to the ACMI segment.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $1.6 million, or 16.8%, primarily due to the placement of additional aircraft.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $9.6 million, or 17.3%, primarily due to higher costs for unallocated interest expense, fleet growth initiatives and amortization of the Amazon customer incentive asset.

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

The following is a reconciliation of Income from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2018	March 31, 2017	Percent Change

Income from continuing operations, net of taxes	$9,628	$35	NM
Impact from:
Gain on disposal of aircraft	-	(54)
Costs associated with transactions (a)	270	915
Accrual for legal matters and professional fees	218	74
Noncash expenses and income, net (b)	6,675	2,412
Unrealized loss on financial instruments	7,740	5,213
Income tax effect of reconciling items	(747)	(320)
Adjusted income from continuing operations, net of taxes	$23,784	$8,275	187.4%

Weighted average diluted shares outstanding	25,956	25,744
Add: dilutive warrant (c)	1,653	1,111
Adjusted weighted average diluted shares outstanding	27,609	26,855

Adjusted Diluted EPS from continuing operations, net of taxes	$0.86	$0.31	177.4%
(a)	Costs associated with transactions relate to integration costs associated with our acquisition of Southern Air.
(b)

Noncash expenses and income, net in 2018 and 2017 primarily related to amortization of debt discount on the convertible notes (see Note 7 to our Financial Statements) and amortization of the customer incentive asset related to the Amazon Warrant (see Note 5 to our Financial Statements).

(c)

Dilutive warrants represent potentially dilutive common shares related to the Amazon Warrant (see Note 5 to our Financial Statements).  These shares were excluded from Diluted EPS from continuing operations, net of taxes prepared in accordance with GAAP as they would have been anti-dilutive.

Liquidity and Capital Resources

The most significant liquidity events during the first quarter of 2018 were as follows:

Debt Transactions

In February 2018, we drew $75.0 million under the Revolver for the acquisition of a 777-200 aircraft prior to obtaining permanent financing for the aircraft (see Note 7 to our Financial Statements).

In March 2018, we borrowed $19.4 million related to GEnx engine upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 3.12% (see Note 7 to our Financial Statements).

Operating Activities. Net cash provided by operating activities was $69.1 million for the first quarter of 2018, which primarily reflected $9.6 million of Net Income, noncash adjustments of $59.8 million for Depreciation and amortization and $7.7 million for Unrealized loss on financial instruments.  Partially offsetting these items was a $16.0 million decrease in Accounts payable and accrued liabilities.  Net cash provided by operating activities was $18.7 million for the first quarter of 2017, which primarily reflected $0.8 million of Net Loss, noncash adjustments of $43.2 million for Depreciation and amortization, an $8.1 million increase in Accounts receivable and $5.2 million for Unrealized loss on financial instruments.  Partially offsetting these items were a $30.3 million decrease in Prepaid expenses, current assets and other assets and a $11.5 million decrease in Accounts payable and accrued liabilities.

Investing Activities. Net cash used for investing activities was $261.2 million for the first quarter of 2018, consisting primarily of $236.5 million of payments for flight equipment and modifications, and $26.1 million of core capital expenditures, excluding flight equipment.  Payments for flight equipment and modifications during the first quarter of 2018 were primarily related to the purchase of 777-200 aircraft, 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2018 were funded through working capital and the financings discussed above.  Net cash used for investing activities was $139.8 million for the first quarter of 2017, consisting primarily of $118.9 million of payments for flight equipment and modifications, and $21.7 million of core capital expenditures, excluding flight equipment.

Financing Activities. Net cash provided by financing activities was $30.6 million for the first quarter of 2018, which primarily reflected $75.0 million of proceeds from revolving credit facility and $19.4 million of proceeds from debt issuance, partially offset by $56.8 million of payments on debt obligations and $10.2 million related to the purchase of treasury stock.  Net cash provided by financing activities was $101.8 million for the first quarter of 2017, which primarily reflected $150.0 million of proceeds from revolving credit facility and $14.8 million of customer maintenance reserves and deposits received, partially offset by $47.1 million of payments on debt obligations, $9.4 million related to the purchase of treasury stock and $6.4 million of customer maintenance reserves paid.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations and to fund core capital expenditures for 2018.  Core capital expenditures for the remainder of 2018 are expected to range between $75.0 to $85.0 million, which excludes flight equipment and capitalized interest.  Our payments remaining for flight equipment purchase and passenger-to-freighter conversion commitments are expected to be approximately $152.4 million, all of which are expected to be made during 2018.  We expect to finance the acquisition and conversion of this flight equipment with working capital and the Revolver prior to obtaining permanent financing for the converted aircraft.

We may access external sources of capital from time to time depending on our cash requirements, assessments of current and anticipated market conditions, and the after-tax cost of capital.  To that end, we filed a shelf registration statement with the SEC in May 2017 that enables us to sell debt and/or equity securities on a registered basis over the subsequent three years, depending on market conditions, our capital needs and other factors.  Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control.  Additionally, our borrowing costs are affected by market conditions and may be adversely impacted by a tightening in credit markets.

We do not expect to pay any significant U.S. federal income tax in this or the next decade.  Our business operations are subject to income tax in several foreign jurisdictions.  We do not expect to pay any significant cash income taxes in foreign jurisdictions for at least several years.  Due to the U.S. Tax Cuts and Jobs Act of 2017, we may repatriate the unremitted earnings of our foreign subsidiaries to the extent taxes are insignificant.

Contractual Obligations and Debt Agreements

See Note 7 to our Financial Statements for a description of our new debt obligations.  See our 2017 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2017 and a description of our other debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2018.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2017.  Many of such factors are beyond AAWW’s control and are difficult to predict.  As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements.  Such forward-looking statements speak only as of the date of this report.  AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law and expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the three months ended March 31, 2018.  For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2017 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of March 31, 2018. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended March 31, 2018, the information required in response to this Item is set forth in Note 11 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Atlas Air Worldwide Holdings, Inc. 2018 Long Term Cash Incentive Plan

10.2	Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives

10.3	Atlas Air Worldwide Holdings, Inc. Benefits Program for Senior Executives

10.4	Form of Performance Share Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn

10.5	Form of Restricted Stock Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn

10.6	Form of Performance Share Unit Agreement

10.7	Form of Restricted Stock Unit Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (v) Consolidated Statement of Stockholders’ Equity as of and for the three months ended March 31, 2018 and 2017 and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: May 3, 2018	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: May 3, 2018	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer