Form 10-Q
period 2018-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2018-08-02
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, there were 25,575,041 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$216,762	$280,809
Short-term investments	17,518	13,604
Restricted cash	11,167	11,055
Accounts receivable, net of allowance of $2,609 and $1,494, respectively	221,392	194,478
Prepaid maintenance	28,016	13,346
Prepaid expenses and other current assets	70,336	74,294
Total current assets	565,191	587,586
Property and Equipment
Flight equipment	4,812,047	4,447,097
Ground equipment	75,362	70,951
Less: accumulated depreciation	(775,605)	(701,249)
Flight equipment modifications in progress	289,751	186,302
Property and equipment, net	4,401,555	4,003,101
Other Assets
Long-term investments and accrued interest	6,570	15,371
Deferred costs and other assets	272,977	242,919
Intangible assets, net and goodwill	102,050	106,485
Total Assets	$5,348,343	$4,955,462

Liabilities and Equity
Current Liabilities
Accounts payable	$84,353	$65,740
Accrued liabilities	457,395	454,843
Current portion of long-term debt and capital lease	245,322	218,013
Total current liabilities	787,070	738,596
Other Liabilities
Long-term debt and capital lease	2,256,166	2,008,986
Deferred taxes	229,263	214,694
Financial instruments and other liabilities	299,771	203,330
Total other liabilities	2,785,200	2,427,010
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,560,237 and 30,104,648 shares issued, 25,575,041 and 25,292,454 shares outstanding (net of treasury stock), as of June 30, 2018 and December 31, 2017, respectively	306	301
Additional paid-in-capital	726,357	715,735
Treasury stock, at cost; 4,985,196 and 4,812,194 shares, respectively	(204,051)	(193,732)
Accumulated other comprehensive loss	(4,390)	(3,993)
Retained earnings	1,257,851	1,271,545
Total equity	1,776,073	1,789,856
Total Liabilities and Equity	$5,348,343	$4,955,462

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Operating Revenue	$666,145	$517,366	$1,256,159	$992,761

Operating Expenses
Salaries, wages and benefits	129,176	111,488	254,258	215,575
Aircraft fuel	129,706	83,486	226,009	165,918
Maintenance, materials and repairs	88,236	64,769	173,115	137,585
Depreciation and amortization	50,834	40,986	100,464	78,880
Travel	42,358	34,891	82,205	67,249
Aircraft rent	40,281	33,792	79,805	69,865
Navigation fees, landing fees and other rent	37,698	25,255	73,295	43,790
Passenger and ground handling services	30,202	23,573	58,264	48,696
Gain on disposal of aircraft	-	(93)	-	(147)
Special charge	9,374	-	9,374	-
Transaction-related expenses	240	1,396	510	2,312
Other	47,094	39,345	97,345	80,523
Total Operating Expenses	605,199	458,888	1,154,644	910,246

Operating Income	60,946	58,478	101,515	82,515

Non-operating Expenses (Income)
Interest income	(1,388)	(1,342)	(3,112)	(2,598)
Interest expense	29,182	24,670	56,524	46,194
Capitalized interest	(1,465)	(1,931)	(3,215)	(3,711)
Unrealized loss (gain) on financial instruments	50,031	(13,763)	57,771	(8,550)
Other expense (income)	(7,277)	1,061	(11,752)	809
Total Non-operating Expenses (Income)	69,083	8,695	96,216	32,144

Income (loss) from continuing operations before income taxes	(8,137)	49,783	5,299	50,371
Income tax expense	12,986	10,739	16,794	11,292

Income (loss) from continuing operations, net of taxes	(21,123)	39,044	(11,495)	39,079

Loss from discontinued operations, net of taxes	(27)	(105)	(43)	(891)

Net Income (Loss)	$(21,150)	$38,939	$(11,538)	$38,188

Earnings (loss) per share from continuing operations:
Basic	$(0.83)	$1.55	$(0.45)	$1.55
Diluted	$(0.83)	$0.92	$(0.45)	$1.13
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Earnings (loss) per share:
Basic	$(0.83)	$1.54	$(0.45)	$1.51
Diluted	$(0.83)	$0.92	$(0.45)	$1.09
Weighted average shares:
Basic	25,565	25,257	25,501	25,210
Diluted	25,565	26,791	25,501	26,823

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net Income (Loss)	$(21,150)	$38,939	$(11,538)	$38,188
Other comprehensive income:
Net change in fair value
Reclassification to interest expense	365	402	750	820
Income tax expense	(120)	(156)	(177)	(318)
Other comprehensive income	245	246	573	502
Comprehensive Income (Loss)	$(20,905)	$39,185	$(10,965)	$38,690

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2018	June 30, 2017

Operating Activities:
Income (loss) from continuing operations, net of taxes	$(11,495)	$39,079
Less: Loss from discontinued operations, net of taxes	(43)	(891)
Net Income (Loss)	(11,538)	38,188

Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation and amortization	121,606	90,842
Accretion of debt securities discount	(512)	(604)
Provision for allowance for doubtful accounts	1,179	134
Special charge, net of cash payments	9,374	-
Unrealized loss (gain) on financial instruments	57,771	(8,550)
Gain on disposal of aircraft	-	(147)
Deferred taxes	16,561	11,000
Stock-based compensation	10,627	10,579
Changes in:
Accounts receivable	(27,699)	(5,204)
Prepaid expenses, current assets and other assets	(10,815)	(36,067)
Accounts payable and accrued liabilities	9,357	12,636
Net cash provided by operating activities	175,911	112,807
Investing Activities:
Capital expenditures	(54,791)	(45,237)
Payments for flight equipment and modifications	(448,388)	(226,812)
Proceeds from investments	5,399	1,941
Proceeds from disposal of aircraft	-	147
Net cash used for investing activities	(497,780)	(269,961)
Financing Activities:
Proceeds from debt issuance	305,059	435,325
Payment of debt issuance costs	(4,781)	(10,323)
Payments of debt	(115,194)	(93,401)
Proceeds from revolving credit facility	135,000	150,000
Payment of revolving credit facility	(60,000)	(150,000)
Customer maintenance reserves and deposits received	8,169	18,062
Customer maintenance reserves paid	-	(6,384)
Proceeds from sale of convertible note warrants	-	38,148
Payments for convertible note hedges	-	(70,140)
Purchase of treasury stock	(10,319)	(9,636)
Net cash provided by financing activities	257,934	301,651
Net increase (decrease) in cash, cash equivalents and restricted cash	(63,935)	144,497
Cash, cash equivalents and restricted cash at the beginning of period	291,864	138,250
Cash, cash equivalents and restricted cash at the end of period	$227,929	$282,747

Noncash Investing and Financing Activities:

Acquisition of flight equipment included in Accounts payable and accrued liabilities	$66,944	$75,668
Acquisition of flight equipment under capital lease	$-	$32,380

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2017	$301	$(193,732)	$715,735	$(3,993)	$1,271,545	$1,789,856
Net Income (Loss)	-	-	-	-	(11,538)	(11,538)
Other comprehensive income	-	-	-	573	-	573
Cumulative effect of change in accounting principle	-	-	-	-	(3,126)	(3,126)
Stock-based compensation	-	-	10,627	-	-	10,627
Purchase of 173,002 shares of treasury stock	-	(10,319)	-	-	-	(10,319)
Issuance of 455,589 shares of restricted stock	5	-	(5)	-	-	-
Reclassification of tax effect on other comprehensive loss	-	-	-	(970)	970	-
Balance at June 30, 2018	$306	$(204,051)	$726,357	$(4,390)	$1,257,851	$1,776,073

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2016	$296	$(183,119)	$657,082	$(4,993)	$1,048,072	$1,517,338
Net Income	-	-	-	-	38,188	38,188
Other comprehensive income	-	-	-	502	-	502
Stock-based compensation	-	-	10,579	-	-	10,579
Purchase of 181,217 shares of treasury stock	-	(9,636)	-	-	-	(9,636)
Issuance of 429,723 shares of restricted stock	5	-	(5)	-	-	-
Equity component of convertible notes, net of tax	-	-	43,248	-	-	43,248
Purchase of convertible note hedges, net of tax	-	-	(45,065)	-	-	(45,065)
Issuance of convertible note warrants		-	38,148	-	-	38,148
Balance at June 30, 2017	$301	$(192,755)	$703,987	$(4,491)	$1,086,260	$1,593,302

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Intercompany accounts and transactions have been eliminated.  The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2017, which includes additional disclosures and a summary of our significant accounting policies.  The December 31, 2017 balance sheet data was derived from that Annual Report.  In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017, comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, cash flows for the six months ended June 30, 2018 and 2017, and shareholders’ equity as of and for the six months ended June 30, 2018 and 2017.

Our quarterly results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Except for per share data, all dollar amounts are in thousands unless otherwise noted.

2. Summary of Significant Accounting Policies

Warrant Liability

Common stock warrants classified as a liability are marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized loss (gain) on financial instruments.  We utilize a Monte Carlo simulation approach to estimate the fair value of the warrant, which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility and risk-free interest rate, among others.  Our earnings are affected by changes in our common stock price due to the impact those changes have on the fair value of our warrant liability (see Note 6 to our Financial Statements).

Heavy Maintenance

Except for engines used on our 747-8F aircraft, we account for heavy maintenance costs for airframes and engines used in our ACMI and Charter segments using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs.

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method.  Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required.  Amortization of deferred maintenance expense included in Depreciation and amortization was $2.9 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively and was $5.3 million and $1.9 million for the six months ended June 30, 2018 and 2017.

Deferred maintenance included within Deferred costs and other assets is as follows:

Deferred
Maintenance
Balance as of December 31, 2017	$63,868
Deferred maintenance costs	11,512
Amortization of deferred maintenance	(5,294)
Balance as of June 30, 2018	$70,086

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$216,762	$280,809
Restricted cash	11,167	11,055
Total Cash, cash equivalents and restricted cash shown in consolidated statements of cash flows	$227,929	$291,864

Recent Accounting Pronouncements Adopted in 2018

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB amended its accounting guidance for leases.  The guidance requires a lessee to recognize assets and liabilities on the balance sheet arising from leases with terms greater than 12 months.  While lessor accounting guidance is relatively unchanged, certain amendments were made to conform with changes made to lessee accounting and the amended revenue recognition guidance.  The new guidance will continue to classify leases as either finance or operating, with classification affecting the presentation and pattern of expense and income recognition, in the statement of operations.  It also requires additional quantitative and qualitative disclosures about leasing arrangements.  The amended guidance is effective as of the beginning of 2019, with early adoption permitted.  We are still assessing the impact the amended guidance will have on our financial statements.  While we expect that recognizing the right-of-use asset and related lease liability will impact our consolidated balance sheets materially, we do not expect the amended guidance to have a material impact to any of our other consolidated financial statements.  We plan to adopt the new guidance on its required effective date of January 1, 2019 and the implementation is progressing as expected.

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

The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Six Months Ended
Revenue and Expenses:	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue from Polar	$103,625	$108,930	$205,730	$211,158
Ground handling and airport fees to Polar	743	513	1,378	979

Accounts receivable/payable as of:	June 30, 2018	December 31, 2017
Receivables from Polar	$18,317	$9,558
Payables to Polar	5,486	2,751

Aggregate Carrying Value of Polar Investment as of:	June 30, 2018	December 31, 2017
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

GATS

We hold a 50% interest in GATS GP (BVI) Ltd. (“GATS”), a joint venture with an unrelated third party.  As of June 30, 2018 and December 31, 2017, our investment in GATS was $23.0 million and $22.1 million, respectively.  We had Accounts payable to GATS of $0.7 million as of June 30, 2018 and $0.4 million as of December 31, 2017.

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

The following tables provide disclosure of the impact of adoption of the new revenue recognition guidance on our consolidated statement of operations and balance sheet:

	For the Three Months Ended June 30, 2018
	As Reported	Amounts without Adoption of New Revenue Recognition Guidance	Effect of Change Inc/(Dec)
Consolidated Statement of Operations
Operating Revenue	$666,145	$667,642	$(1,497)
Operating Expenses
Other	47,094	46,472	622

Income (loss) from continuing operations before income taxes	(8,137)	(6,018)	(2,119)
Income tax expense	12,986	13,452	(466)

Income (loss) from continuing operations, net of taxes	(21,123)	(19,470)	(1,653)

	For the Six Months Ended June 30, 2018
	As Reported	Amounts without Adoption of New Revenue Recognition Guidance	Effect of Change Inc/(Dec)
Consolidated Statement of Operations
Operating Revenue	$1,256,159	$1,256,046	$113
Operating Expenses
Other	97,345	96,034	1,311

Income (loss) from continuing operations before income taxes	5,299	6,497	(1,198)
Income tax expense	16,794	17,057	(263)

Income (loss) from continuing operations, net of taxes	(11,495)	(10,560)	(935)

	As of June 30, 2018
	As Reported	Amounts without Adoption of New Revenue Recognition Guidance	Effect of Change Inc/(Dec)
Consolidated Balance Sheet
Assets
Accounts receivable, net	$221,392	$222,009	$(617)
Liabilities and Equity
Accrued liabilities	457,395	456,814	581
Deferred taxes	229,263	229,526	(263)
Retained earnings	1,257,851	1,258,786	(935)

Deferred Revenue

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition.  The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Deferred Revenue liability balances during the six months ended June 30, 2018 were as follows:

Deferred
Revenue
Balance at beginning of period	$14,958
Revenue recognized	(21,547)
Amounts collected or invoiced	17,788
Balance at end of period	$11,199

Accounts Receivable

Accounts receivable, net of allowances related to customer contracts, excluding Dry Leasing contracts, was $194.0 million as of June 30, 2018 and $173.2 million as of December 31, 2017.

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

Revenue from ACMI and CMI contracts is typically recognized over time as the services are performed based on Block Hours operated on behalf of a customer during a given month.  Revenue for contracts with scheduled rate changes, excluding inflationary adjustments, is recognized over the term of the contract using an estimated average rate per Block Hour, which requires significant judgment to estimate the total number of Block Hours expected.  Any revenue adjustments, including those related to minimum contracted Block Hour guarantees and on-time performance targets, are recognized over the applicable measurement period for the adjustment.  See Note 6 to our Financial Statements for a discussion of a customer incentive asset.

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

Charter Services

Our performance obligations under Charter contracts involve the provision of cargo and passenger aircraft charter services to customers, including the U.S. Military Air Mobility Command (“AMC”), brokers, freight forwarders, direct shippers, airlines, sports teams and fans, and private charter customers.  Our obligations are for one or more flights based on a specific origin and destination.  We also provide limited airport-to-airport cargo services to select markets, including several cities in South America.  The customer pays a fixed charter fee or a variable fee based on the weight of cargo flown and we typically bear all direct operating costs for both cargo and passenger charters, which include fuel, insurance, landing and navigation fees, and most other operational fees and costs.  When we purchase cargo capacity from our ACMI customers for Charter flights, we are responsible for selling the capacity we purchase.  We record revenue related to such purchased capacity as part of Charter revenue and record the related expenses in Navigation fees, landing fees and other rent.

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

5. Special Charge and Other Expense (Income)

During the three months ended June 30, 2018, we recognized $9.4 million of impairment losses for five CF6-80 engines to be traded in as part of our engine acquisition program that were classified as held for sale.  Depreciation ceased on the engines when they were classified as held for sale.  Four of the five engines were traded in during the three months ended June 30, 2018 and one engine remains held for sale as of June 30, 2018.  The carrying value of the remaining CF6-80 engine held for sale at June 30, 2018 was $1.3 million, which was included within Prepaid expenses and other current assets in the consolidated balance sheet.  This engine is expected to be traded in during the second half of 2018.

We recognized a refund of $8.6 million and $12.4 million related to aircraft rent paid in previous years within Other expense (income) during the three and six months ended June 30, 2018, respectively.

6. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involves, among other things, CMI operation of 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases will have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  Between August 2016 and June 2018, we have placed 15 freighter aircraft into service for Amazon and we expect to be operating all 20 before the end of 2018.

In conjunction with these agreements, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share.  A portion of the warrant, representing the right to purchase 3.75 million shares, vested immediately upon issuance of the warrant. The remainder of the warrant, representing the right to purchase 3.75 million shares, would vest in increments of 375,000 as the lease and operation of each of the 11th through 20th aircraft commences.  During the fourth quarter of 2017, a portion of the warrant representing the right to purchase 750,000 shares vested as the lease and operation of the 11th and 12th aircraft commenced.  During the second quarter of 2018, a portion of the warrant representing the right to purchase 1,125,000 shares vested as the lease and operation of the 13th through 15th aircraft commenced.  The warrant will be exercisable in accordance with its terms through 2021.  As of June 30, 2018, no portion of the warrant has been exercised.

The agreements also provide incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.50 per share.  This warrant to purchase 3.75 million shares would vest in conjunction with payments by Amazon for additional business with us.  As of June 30, 2018, no portion of this warrant has vested.  Upon vesting, the warrant would become exercisable in accordance with its terms through 2023.

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

Balance at December 31, 2017	$106,538
Initial value for vested portion of warrant	40,655
Amortization of customer incentive asset	(5,886)
Balance at June 30, 2018	$141,307

We amortized $3.3 million and $0.9 million of the customer incentive asset for the three months ended June 30, 2018 and 2017, respectively.  We amortized $5.9 million and $1.3 million of the customer incentive asset for the six months ended June 30, 2018 and 2017, respectively.  There were no impairment losses for the six months ended June 30, 2018 and 2017.

The Amazon Warrant liability is marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized loss (gain) on financial instruments.  We recognized net unrealized losses of $50.0 million and $57.8 million on the Amazon Warrant during the three and six months ended June 30, 2018, respectively.  We recognized net unrealized gains of $13.8 million and $8.6 million on the Amazon Warrant during the three and six months ended June 30, 2017, respectively.  The fair value of the Amazon Warrant liability was $226.2 million as of June 30, 2018 and $127.8 million as of December 31, 2017.

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30, 2018	December 31, 2017
Maintenance	$173,358	$156,042
Customer maintenance reserves	97,050	89,037
Salaries, wages and benefits	53,311	65,546
U.S. class action settlement	-	30,000
Aircraft fuel	38,271	22,196
Deferred revenue	21,548	20,986
Other	73,857	71,036
Accrued liabilities	$457,395	$454,843

8. Debt

Term Loans

We have entered into various term loans during 2018 to finance the purchase of aircraft, passenger-to-freighter conversion of aircraft, and for GEnx engine performance upgrade kits and overhauls.  Each term loan requires payment of principal and interest quarterly in arrears.  Funds available under each term loan are subject to usual and customary fees, and funds drawn typically bear interest at a fixed rate.  Each facility is subject to customary covenants and events of default.

The following table summarizes the terms for each term loan entered into during 2018 (in millions):

	Issue	Face	Collateral	Original	Fixed Interest
	Date	Value	Type	Term	Rate
First 2018 Term Loan	March 2018	$19.4	None	60 months	3.12%
Second 2018 Term Loan	May 2018	83.5	777-200	120 months	4.63%
Third 2018 Term Loan	May 2018	83.5	777-200	120 months	4.63%
Fourth 2018 Term Loan	May 2018	20.1	None	60 months	3.31%
Fifth 2018 Term Loan	June 2018	21.1	767-300	108 months	3.97%
Sixth 2018 Term Loan	June 2018	3.9	767-300	108 months	5.14%
Seventh 2018 Term Loan	June 2018	20.7	767-300	108 months	3.98%
Eighth 2018 Term Loan	June 2018	4.0	767-300	108 months	5.14%
Ninth 2018 Term Loan	June 2018	20.9	767-300	108 months	3.98%
Tenth 2018 Term Loan	June 2018	4.0	767-300	108 months	5.13%
Eleventh 2018 Term Loan	June 2018	4.0	767-300	98 months	5.10%
Twelfth 2018 Term Loan	June 2018	4.0	767-300	104 months	5.11%
Thirteenth 2018 Term Loan	June 2018	4.0	767-300	106 months	5.11%
Fourteenth 2018 Term Loan	June 2018	4.0	767-300	106 months	5.11%
Fifteenth 2018 Term Loan	June 2018	4.0	767-300	108 months	5.11%
Sixteenth 2018 Term Loan	June 2018	4.0	767-300	108 months	5.11%
Total		$305.1

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

The Convertible Notes consisted of the following as of June 30, 2018:

	June 30, 2018
	2017 Convertible Notes	2015 Convertible Notes
Remaining life in months	71	47
Liability component:
Gross proceeds	$289,000	$224,500
Less: debt discount, net of amortization	(60,976)	(32,516)
Less: debt issuance cost, net of amortization	(4,854)	(3,084)
Net carrying amount	$223,170	$188,900

Equity component (1)	$70,140	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of June 30, 2018.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Contractual interest coupon	$2,618	$1,850	$5,235	$3,113
Amortization of debt discount	3,932	2,567	7,804	4,238
Amortization of debt issuance costs	363	251	722	424
Total interest expense recognized	$6,913	$4,668	$13,761	$7,775

Revolving Credit Facility

In December 2016, we entered into a three-year $150.0 million secured revolving credit facility (the “Revolver”) for general corporate purposes, including financing the acquisition of aircraft prior to obtaining permanent financing for the aircraft.  As of June 30, 2018, the outstanding balance on the Revolver was $75.0 million at an interest rate of 4.34 % and there was $66.4 million of unused availability under the Revolver, based on the collateral borrowing base.

9. Income Taxes

Our effective income tax expense rates were 159.6% and 21.6% for the three months ended June 30, 2018 and 2017, respectively.  Our effective income tax expense rates were 316.9% and 22.4% for the six months ended June 30, 2018 and 2017, respectively.  The effective income tax expense rates for the three and six months ended June 30, 2018 differed from the U.S. statutory rate primarily due to nondeductible changes in the value of the warrant liability (see Note 6 to our Financial Statements).  The effective tax expense rates for 2018 reflect the reduced U.S. federal corporate income tax rate of 21% as a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017.

We continue to analyze the different aspects of the U.S. Tax Cuts and Jobs Act of 2017, which could potentially affect the provisional estimates recorded at December 31, 2017.  We no longer indefinitely reinvest the earnings of our overseas dry leasing subsidiaries outside the U.S.  As a result, we may repatriate those earnings to the U.S. in the future, and we recorded an immaterial deferred tax liability related to state income taxes for the three and six months ended June 30, 2018.

We participate in an aircraft leasing incentive program in Singapore that entitled us to a reduced income tax rate of 10.0% on our Singapore Dry Leasing income through July 31, 2018.  We expect to renew our participation in this program at a reduced income tax rate of 8.0% through July 31, 2023, effective in the third quarter of 2018.  Once our participation is renewed, we expect to record a deferred income tax benefit of approximately $8.2 million related to the remeasurement of our deferred tax liability for Singapore.

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

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	June 30, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$216,762	$216,762	$216,762	$-	$-
Short-term investments	17,518	17,518	-	-	17,518
Restricted cash	11,167	11,167	11,167	-	-
Long-term investments and accrued interest	6,570	7,901	-	-	7,901
	$252,017	$253,348	$227,929	$-	$25,419

Liabilities
Term loans and notes	$2,089,418	$2,077,573	$-	$-	$2,077,573
Convertible notes (1)	412,070	640,610	640,610	-	-
Amazon Warrant	226,181	226,181	-	226,181	-
	$2,727,669	$2,944,364	$640,610	$226,181	$2,077,573

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$280,809	$280,809	$280,809	$-	$-
Short-term investments	13,604	13,604	-	-	13,604
Restricted cash	11,055	11,055	11,055	-	-
Long-term investments and accrued interest	15,371	18,074	-	-	18,074
	$320,839	$323,542	$291,864	$-	$31,678

Liabilities
Term loans and notes	$1,791,918	$1,844,445	$-	$-	$1,844,445
Convertible notes (1)	403,544	602,846	602,846	-	-
Amazon Warrant	127,755	127,755	-	127,755	-
	$2,323,217	$2,575,046	$602,846	$127,755	$1,844,445

(1) Carrying value is net of debt discounts and debt issuance costs.  Hedge transactions associated with the Convertible Notes are reflected in additional paid-in-capital (see Note 8 to our Financial Statements).

Gross unrealized gains on our long-term investments and accrued interest were $1.3 million at June 30, 2018 and $2.7 million at December 31, 2017.

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income from continuing operations before income taxes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017*	June 30, 2018	June 30, 2017*
Operating Revenue:
ACMI	$277,795	$229,179	$544,175	$429,873
Charter	346,778	255,820	631,975	499,718
Dry Leasing	39,958	28,560	76,350	55,317
Customer incentive asset amortization	(3,290)	(898)	(5,886)	(1,343)
Other	4,904	4,705	9,545	9,196
Total Operating Revenue	$666,145	$517,366	$1,256,159	$992,761

Direct Contribution:
ACMI	$52,707	$53,093	$93,579	$88,673
Charter	51,090	36,567	85,368	53,400
Dry Leasing	12,191	9,661	23,550	19,384
Total Direct Contribution for Reportable Segments	115,988	99,321	202,497	161,457

Unallocated income and expenses, net	(64,480)	(61,998)	(129,543)	(117,471)
Unrealized gain (loss) on financial instruments	(50,031)	13,763	(57,771)	8,550
Special charge	(9,374)	-	(9,374)	-
Transaction-related expenses	(240)	(1,396)	(510)	(2,312)
Gain on disposal of aircraft	-	93	-	147
Income (loss) from continuing operations before income taxes	(8,137)	49,783	5,299	50,371

Add back (subtract):
Interest income	(1,388)	(1,342)	(3,112)	(2,598)
Interest expense	29,182	24,670	56,524	46,194
Capitalized interest	(1,465)	(1,931)	(3,215)	(3,711)
Unrealized loss (gain) on financial instruments	50,031	(13,763)	57,771	(8,550)
Other expense (income)	(7,277)	1,061	(11,752)	809
Operating Income	$60,946	$58,478	$101,515	$82,515

* The direct contribution amounts for the ACMI and Charter segments and the unallocated income and expenses, net above have been revised to reflect immaterial adjustments. The Company does not believe the impact to the previously issued consolidated financial statements was material.

The following table disaggregates our Charter segment revenue by customer and service type:

	For the Three Months Ended
	June 30, 2018			June 30, 2017
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$151,578	$544	$152,122	$114,595	$536	$115,131
AMC	104,448	90,208	194,656	67,359	73,330	140,689
Total Charter Revenue	$256,026	$90,752	$346,778	$181,954	$73,866	$255,820

	For the Six Months Ended
	June 30, 2018			June 30, 2017
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$282,751	$2,590	$285,341	$223,574	$3,511	$227,085
AMC	178,876	167,758	346,634	125,628	147,005	272,633
Total Charter Revenue	$461,627	$170,348	$631,975	$349,202	$150,516	$499,718

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the AMC, Polar and DHL (see above and Note 3 to our Financial Statements for further discussion regarding the AMC and Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from DHL was $84.8 million for the three months ended June 30, 2018 and $61.6 million for the three months ended June 30, 2017.  Revenue from DHL was $151.8 million for the six months ended June 30, 2018 and $116.5 million for the six months ended June 30, 2017.  We have not experienced any credit issues with these customers.

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

In July 2018, the Company and the IBT reached an agreement for an interim adjustment of the Southern Air pilots’ terms and conditions of employment, which enhances the wages of the Southern Air pilots and provides similar terms and conditions of employment to that provided to Atlas pilots in the Atlas CBA. The agreement is subject to ratification by the Southern Air pilots, the results of which we expect by mid-August 2018.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $7.8 million in aggregate based on June 30, 2018 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $4.1 million as of June 30, 2018 and $5.1 million as of December 31, 2017, and is included in Deferred costs and other assets.

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

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Six Months Ended
Numerator:	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income (loss) from continuing operations, net of taxes	$(21,123)	$39,044	$(11,495)	$39,079
Less: Unrealized loss (gain) on financial instruments, net of tax	-	(14,293)	-	(8,869)
Diluted income (loss) from continuing operations, net of tax	$(21,123)	$24,751	$(11,495)	$30,210

Denominator:
Basic EPS weighted average shares outstanding	25,565	25,257	25,501	25,210
Effect of dilutive warrant	-	1,081	-	1,096
Effect of dilutive stock options and restricted stock	-	453	-	517
Diluted EPS weighted average shares outstanding	25,565	26,791	25,501	26,823

Earnings (loss) per share from continuing operations:
Basic	$(0.83)	$1.55	$(0.45)	$1.55
Diluted	$(0.83)	$0.92	$(0.45)	$1.13
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Earnings (loss) per share:
Basic	$(0.83)	$1.54	$(0.45)	$1.51
Diluted	$(0.83)	$0.92	$(0.45)	$1.09

Anti-dilutive shares related to warrants issued in connection with our Convertible Notes that were out of the money and excluded were 3.0 million for the three and six months ended June 30, 2018 and 7.8 million for the three and six months ended June 30, 2017.  Anti-dilutive shares related to warrants issued to a customer and restricted share units that were excluded from the calculation of diluted EPS due to losses incurred were 3.3 million for the three months ended June 30, 2018 and 2.7 million for the six months ended June 30, 2018.  Diluted shares reflect the potential dilution that could occur from restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and warrants issued to a customer in which performance or market conditions were not satisfied of 5.8 million for the three and six months ended June 30, 2018 and 7.6 million for the three and six months ended June 30, 2017.

14. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2016	$(5,002)	$9	$(4,993)
Reclassification to interest expense	820	-	820
Tax effect	(318)	-	(318)
Balance as of June 30, 2017	$(4,500)	$9	$(4,491)

Balance as of December 31, 2017	$(4,002)	$9	$(3,993)
Reclassification to interest expense	750	-	750
Tax effect	(177)	-	(177)
Reclassification of taxes	(970)	-	(970)
Balance as of June 30, 2018	$(4,399)	$9	$(4,390)

Interest Rate Derivatives

As of June 30, 2018, there was $5.8 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt.  Net realized losses reclassified into earnings were $0.4 million for the three months ended June 30, 2018 and 2017.  Net realized losses reclassified into earnings were $0.8 million for the six months ended June 30, 2018 and 2017.  Net realized losses expected to be reclassified into earnings within the next 12 months are $1.4 million as of June 30, 2018.

15. Subsequent Events

In July 2018, we borrowed $20.4 million under an unsecured five-year term loan due in June 2023 (the “Seventeenth 2018 Term Loan”) for GEnx engine performance upgrade kits and overhauls.  The Seventeenth 2018 Term Loan contains customary covenants, events of default and accrues interest at a fixed rate of 3.38%, with principal and interest payable quarterly.

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

•	Dry Leasing, whereby we provide cargo and passenger aircraft and engine leasing solutions. The customer operates, and is responsible for insuring and maintaining, the flight equipment.

We look to achieve our growth plans and enhance shareholder value by:

•	Delivering superior service quality to our valued customers;
•	Focusing on securing attractive long-term customer contracts;
•	Managing our fleet with a focus on modern, efficient aircraft;
•	Driving significant ongoing productivity improvements;
•	Selectively pursuing and evaluating future acquisitions and alliances; while
•	Appropriately managing capital allocation and delivering value to shareholders.

See “Business Overview” and “Business Strategy” in our 2017 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first half of 2018, compared with 2017, were positively impacted by increased flying from the following events:

•

Between August 2016 and June 2018, we began CMI flying for Amazon the first 15 of 20 Boeing 767-300 freighter aircraft Dry Leased from Titan.  During the first half of 2018, we operated 15 of the aircraft compared to 6 of the aircraft during the first half of 2017.  We expect to be operating all 20 aircraft by the end of 2018.

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
•

In February 2018, we signed long-term CMI and Dry Lease contracts with DHL for two 777-200 freighter aircraft.  The first of the two aircraft was previously in CMI service with us and the second aircraft began CMI and Dry Lease service in July of 2018.

Charter results for the first half of 2018 reflected higher Revenue per Block Hour and increased cargo and passenger demand from the AMC, increased commercial cargo demand and higher aircraft utilization, which were partially offset by the redeployment of 747-8F aircraft to the ACMI segment.

During 2017 and 2018, we entered into eight operating leases for 747-400 freighter aircraft to meet increased customer demand in our ACMI and Charter businesses.  Two aircraft entered service in 2017 and one aircraft entered service during the first half of 2018.  Four are expected to enter service during the second half of 2018 and one during 2019.

In February 2018, we acquired a 777-200 freighter aircraft and Dry Leased it to DHL on a long-term basis, as described above.  We completed the acquisition of a second 777-200 freighter aircraft and Dry Leased it to DHL on a long-term basis during the second quarter of 2018 and placed it into service in July 2018.  As described above, between August 2016 and June 2018, we began Dry Leasing 15 767-300 converted freighter aircraft to Amazon on a long-term basis.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended June 30, 2018 and 2017

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the three months ended June 30:

Segment Operating Fleet	2018	2017	Inc/(Dec)
ACMI*
747-8F Cargo	9.0	7.6	1.4
747-400 Cargo	16.2	14.1	2.1
747-400 Dreamlifter	3.1	3.2	(0.1)
777-200 Cargo	5.0	5.0	-
767-300 Cargo	19.3	8.2	11.1
767-200 Cargo	9.0	9.0	-
737-400 Cargo	5.0	5.0	-
747-400 Passenger	-	1.0	(1.0)
767-200 Passenger	1.0	1.0	-
Total	67.6	54.1	13.5

Charter
747-8F Cargo	1.0	2.3	(1.3)
747-400 Cargo	12.6	9.7	2.9
747-400 Passenger	2.0	2.0	-
767-300 Cargo	0.5	-	0.5
767-300 Passenger	4.0	4.7	(0.7)
Total	20.1	18.7	1.4

Dry Leasing
777-200 Cargo	7.0	6.0	1.0
767-300 Cargo	15.6	5.8	9.8
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	25.6	14.8	10.8

Less: Aircraft Dry Leased to CMI customers	(16.6)	(5.8)	(10.8)
Total Operating Average Aircraft Equivalents	96.7	81.8	14.9

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2018	2017	Inc/(Dec)	% Change
Total Block Hours**	72,660	61,288	11,372	18.6%

**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended June 30 (in thousands):

	2018	2017	Inc/(Dec)	% Change
Operating Revenue
ACMI	$277,795	$229,179	$48,616	21.2%
Charter	346,778	255,820	90,958	35.6%
Dry Leasing	39,958	28,560	11,398	39.9%
Customer incentive asset amortization	(3,290)	(898)	2,392	NM
Other	4,904	4,705	199	4.2%
Total Operating Revenue	$666,145	$517,366

NM represents year-over-year changes that are not meaningful.

ACMI

	2018	2017	Inc/(Dec)	% Change
ACMI Block Hours	53,230	44,819	8,411	18.8%
ACMI Revenue Per Block Hour	$5,219	$5,113	$106	2.1%

ACMI revenue increased $48.6 million, or 21.2%, primarily due to increased flying and an increase in Revenue per Block Hour.  The increase in Block Hours was primarily driven by increased 767 flying for Amazon, the start-up of 747 flying for several new customers and the redeployment of 747-8F aircraft from the Charter segment.  Revenue per Block Hour increased primarily due to the impact of increased 747-8F and 747-400 flying for new customers.

Charter

	2018	2017	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	13,887	11,288	2,599	23.0%
Passenger	5,094	4,611	483	10.5%
Total	18,981	15,899	3,082	19.4%

Charter Revenue Per Block Hour:
Cargo	$18,436	$16,119	$2,317	14.4%
Passenger	$17,815	$16,020	$1,795	11.2%
Charter	$18,270	$16,090	$2,180	13.5%

Charter revenue increased $91.0 million, or 35.6%, primarily due to an increase in flying and an increase in Revenue per Block Hour.  The increase in Charter Block Hours was primarily driven by increased cargo and passenger demand from the AMC, increased commercial cargo demand and higher aircraft utilization, partially offset by the redeployment of 747-8F aircraft to the ACMI segment.  Revenue per Block Hour increased primarily due to higher fuel prices and the impact of Charter capacity purchased from our ACMI customers that had no associated Charter Block Hours.

Dry Leasing

Dry Leasing revenue increased $11.4 million, or 39.9%, primarily due to the placement of 767-300 converted freighter aircraft throughout the second half of 2017 and the first half of 2018, as well as the placement of one 777-200 freighter aircraft in February 2018.

Operating Expenses

The following table compares our Operating Expenses for the three months ended June 30 (in thousands):

	2018	2017	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$129,176	$111,488	$17,688	15.9%
Aircraft fuel	129,706	83,486	46,220	55.4%
Maintenance, materials and repairs	88,236	64,769	23,467	36.2%
Depreciation and amortization	50,834	40,986	9,848	24.0%
Travel	42,358	34,891	7,467	21.4%
Aircraft rent	40,281	33,792	6,489	19.2%
Navigation fees, landing fees and other rent	37,698	25,255	12,443	49.3%
Passenger and ground handling services	30,202	23,573	6,629	28.1%
Gain on disposal of aircraft	-	(93)	(93)	NM
Special charge	9,374	-	9,374	NM
Transaction-related expenses	240	1,396	(1,156)	NM
Other	47,094	39,345	7,749	19.7%
Total Operating Expenses	$605,199	$458,888

Salaries, wages and benefits increased $17.7 million, or 15.9%, primarily due to increased flying and fleet growth initiatives.

Aircraft fuel increased $46.2 million, or 55.4%, primarily due to an increase in the average fuel cost per gallon and an increase in consumption related to increased flying.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the three months ended June 30 were:

	2018	2017	Inc/(Dec)	% Change
Average fuel cost per gallon	$2.42	$1.85	$0.57	30.8%
Fuel gallons consumed (000s)	53,508	45,229	8,279	18.3%

Maintenance, materials and repairs increased by $23.5 million, or 36.2%, primarily reflecting $14.4 million of increased Line Maintenance expense due to increased flying and additional repairs performed, and $7.8 million of increased Heavy Maintenance expense.  The higher Line Maintenance primarily reflected increases of $7.7 million for 747-400 aircraft, $5.2 million for 767 aircraft and $2.1 million for 777 aircraft, partially offset by a decrease of $1.2 million for 747-8F aircraft.  Heavy Maintenance expense on 747-8F aircraft increased $4.9 million primarily due to an increase in the number of C Checks.  Heavy Maintenance expense on 767 aircraft increased $1.7 million primarily due to higher costs for C Checks and additional repairs performed.  Heavy Maintenance expense on 747-400 aircraft increased $1.2 million primarily due to an increase in the number of engine overhauls and additional repairs performed, partially offset by a decrease in the number of C Checks.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended June 30 were:

Heavy Maintenance Events	2018	2017	Inc/(Dec)
747-8F C Checks	3	-	3
747-400 C Checks	3	4	(1)
767 C Checks	1	1	-
747-400 D Checks	1	1	-
CF6-80 engine overhauls	3	1	2

Depreciation and amortization increased $9.8 million, or 24.0%, primarily due to additional aircraft operating in 2018, an increase in the scrapping of rotable parts and an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Travel increased $7.5 million, or 21.4%, primarily due to increased flying and higher rates for crewmember travel.

Aircraft rent increased $6.5 million, or 19.2%, primarily due to additional operating leases for 747-400 freighter aircraft to meet increased customer demand.

Navigation fees, landing fees and other rent increased $12.4 million, or 49.3%, primarily due to increased flying and an increase in purchased capacity, which is a component of other rent.

Passenger and ground handling services increased $6.6 million, or 28.1%, primarily due to higher costs from flying to more expensive locations and increased Charter flying.

Special charge represents a $9.4 million impairment loss on engines held for sale related to our engine acquisition program (see Note 5 to our Financial Statements).  We may sell additional flight equipment, which could result in additional charges in future periods.

Transaction-related expenses were for the integration of Southern Air, which primarily included professional fees and integration costs.

Other increased $7.7 million, or 19.7%, primarily due to higher passenger taxes and commission expense on increased revenue from the AMC, increased freight related to an increase in the number of engine overhauls and the impact of fleet growth initiatives.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended June 30 (in thousands):

	2018	2017	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(1,388)	$(1,342)	$46	3.4%
Interest expense	29,182	24,670	4,512	18.3%
Capitalized interest	(1,465)	(1,931)	(466)	(24.1)%
Unrealized loss (gain) on financial instruments	50,031	(13,763)	63,794	NM
Other expense (income)	(7,277)	1,061	8,338	NM

Interest expense increased $4.5 million, or 18.3%, primarily due to the issuance of the 2017 Convertible Notes, the financing of 767-300 aircraft purchases and conversions and the financing of two 777-200 aircraft acquired in 2018.

Unrealized loss (gain) on financial instruments represents the change in fair value of the Amazon Warrant (see Note 6 to our Financial Statements) primarily due to changes in our common stock price.

Other expense (income) increased primarily due to a refund of $8.6 million for aircraft rent paid in previous years.

Income taxes.  Our effective income tax expense rates of 159.6% and 21.6% for the three months ended June 30, 2018 and 2017, respectively, differed from the U.S. statutory rate primarily due to nondeductible changes in the value of the warrant liability (see Note 6 to our Financial Statements).  The effective income tax rate for the three months ended June 30, 2018 also reflects the reduced U.S. federal corporate income tax rate of 21% as a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017.  For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.  We continue to analyze the different aspects of the U.S. Tax Cuts and Jobs Act of 2017, which could potentially affect the provisional estimates that were recorded at December 31, 2017.

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended June 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2018	2017	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$52,707	$53,093	$(386)	NM
Charter	51,090	36,567	14,523	39.7%
Dry Leasing	12,191	9,661	2,530	26.2%
Total Direct Contribution	$115,988	$99,321	$16,667	16.8%

Unallocated income and expenses, net	$64,480	$61,998	$2,482	4.0%

ACMI Segment

ACMI Direct Contribution was relatively unchanged as the impact of increased flying and higher Revenue per Block Hour were largely offset by higher Heavy Maintenance costs and amortization of deferred maintenance costs.

Charter Segment

Charter Direct Contribution increased $14.5 million, or 39.7%, primarily due to increased cargo and passenger demand from the AMC, increased commercial cargo demand and higher aircraft utilization, partially offset by the redeployment of 747-8F aircraft to the ACMI segment.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $2.5 million, or 26.2%, primarily due to the placement of additional aircraft.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $2.5 million, or 4.0%, primarily due to higher costs for unallocated interest expense, fleet growth initiatives and amortization of the Amazon customer incentive asset.

Six Months Ended June 30, 2018 and 2017

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the six months ended June 30:

Segment Operating Fleet	2018	2017	Inc/(Dec)
ACMI*
747-8F Cargo	9.0	7.3	1.7
747-400 Cargo	16.0	13.4	2.6
747-400 Dreamlifter	3.1	3.1	-
777-200 Cargo	5.0	5.0	-
767-300 Cargo	18.3	7.0	11.3
767-200 Cargo	9.0	9.0	-
737-400 Cargo	5.0	5.0	-
747-400 Passenger	0.5	1.0	(0.5)
767-200 Passenger	1.0	1.0	-
Total	66.9	51.8	15.1

Charter
747-8F Cargo	1.0	2.6	(1.6)
747-400 Cargo	12.2	10.4	1.8
747-400 Passenger	2.0	2.0	-
767-300 Cargo	0.4	-	0.4
767-300 Passenger	4.0	4.8	(0.8)
Total	19.6	19.8	(0.2)

Dry Leasing
777-200 Cargo	6.7	6.0	0.7
767-300 Cargo	14.8	4.7	10.1
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	24.5	13.7	10.8

Less: Aircraft Dry Leased to CMI customers	(15.5)	(4.7)	(10.8)
Total Operating Average Aircraft Equivalents	95.5	80.6	14.9
*	ACMI average fleet excludes spare aircraft provided by CMI customers.
Block Hours	2018	2017	Inc/(Dec)	% Change
Total Block Hours**	139,155	116,404	22,751	19.5%
**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the six months ended June 30 (in thousands):

	2018	2017	Inc/(Dec)	% Change
Operating Revenue
ACMI	$544,175	$429,873	$114,302	26.6%
Charter	631,975	499,718	132,257	26.5%
Dry Leasing	76,350	55,317	21,033	38.0%
Customer incentive asset amortization	(5,886)	(1,343)	4,543	NM
Other	9,545	9,196	349	3.8%
Total Operating Revenue	$1,256,159	$992,761

ACMI

	2018	2017	Inc/(Dec)	% Change
ACMI Block Hours	103,092	83,735	19,357	23.1%
ACMI Revenue Per Block Hour	$5,279	$5,134	$145	2.8%

ACMI revenue increased $114.3 million, or 26.6%, primarily due to increased flying and an increase in Revenue per Block Hour.  The increase in Block Hours was primarily driven by increased 767 flying for Amazon, the start-up of 747 flying for several new customers and the redeployment of 747-8F aircraft from the Charter segment.  Revenue per Block Hour increased primarily due to the impact of increased 747-8F and 747-400 flying for new customers.

Charter

	2018	2017	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	25,278	22,228	3,050	13.7%
Passenger	9,763	9,456	307	3.2%
Total	35,041	31,684	3,357	10.6%

Charter Revenue Per Block Hour:
Cargo	$18,262	$15,710	$2,552	16.2%
Passenger	$17,448	$15,918	$1,531	9.6%
Charter	$18,035	$15,772	$2,263	14.4%

Charter revenue increased $132.3 million, or 26.5%, primarily due to an increase in Revenue per Block Hour and increased flying.  Revenue per Block Hour increased primarily due to higher fuel prices, the impact of Charter capacity purchased from our ACMI customers that had no associated Charter Block Hours and higher Yields.  The increase in Charter Block Hours was primarily driven by increased cargo and passenger demand from the AMC, increased commercial cargo demand and higher aircraft utilization, partially offset by the redeployment of 747-8F aircraft to the ACMI segment.

Dry Leasing

Dry Leasing revenue increased $21.0 million, or 38.0%, primarily due to the placement of 767-300 converted freighter aircraft throughout the second half of 2017 and the first half of 2018, as well as the placement of one 777-200 freighter aircraft in February 2018.

Operating Expenses

The following table compares our Operating Expenses for the six months ended June 30 (in thousands):

	2018	2017	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$254,258	$215,575	$38,683	17.9%
Aircraft fuel	226,009	165,918	60,091	36.2%
Maintenance, materials and repairs	173,115	137,585	35,530	25.8%
Depreciation and amortization	100,464	78,880	21,584	27.4%
Travel	82,205	67,249	14,956	22.2%
Aircraft rent	79,805	69,865	9,940	14.2%
Navigation fees, landing fees and other rent	73,295	43,790	29,505	67.4%
Passenger and ground handling services	58,264	48,696	9,568	19.6%
Gain on disposal of aircraft	-	(147)	(147)	NM
Special charge	9,374	-	9,374	NM
Transaction-related expenses	510	2,312	(1,802)	NM
Other	97,345	80,523	16,822	20.9%
Total Operating Expenses	$1,154,644	$910,246

Salaries, wages and benefits increased $38.7 million, or 17.9%, primarily due to increased flying and fleet growth initiatives.

Aircraft fuel increased $60.1 million, or 36.2%, primarily due to an increase in the average fuel cost per gallon and an increase in consumption related to increased flying.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the six months ended June 30 were:

	2018	2017	Inc/(Dec)	% Change
Average fuel cost per gallon	$2.30	$1.86	$0.44	23.7%
Fuel gallons consumed (000s)	98,458	89,156	9,302	10.4%

Maintenance, materials and repairs increased by $35.5 million, or 25.8%, primarily reflecting $25.6 million of increased Line Maintenance expense due to increased flying and additional repairs performed, and $9.7 million of increased Heavy Maintenance expense.  The higher Line Maintenance primarily reflected increases of $13.1 million for 747-400 aircraft, $11.4 million for 767 aircraft and $2.2 million for 777 aircraft, partially offset by a decrease of $2.1 million for 747-8F aircraft.  Heavy Maintenance expense on 747-400 aircraft increased $7.2 million primarily due to an increase in the number of engine overhauls, C Checks and additional repairs performed, partially offset by a decrease in the number of D Checks.  Heavy Maintenance expense on 747-8F aircraft increased $2.2 million primarily due to an increase in the number of C Checks.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the six months ended June 30 were:

Heavy Maintenance Events	2018	2017	Inc/(Dec)
747-8F C Checks	3	2	1
747-400 C Checks	7	6	1
767 C Checks	1	2	(1)
747-400 D Checks	2	5	(3)
CF6-80 engine overhauls	9	4	5

Depreciation and amortization increased $21.6 million, or 27.4%, primarily due to additional aircraft operating in 2018, an increase in the scrapping of rotable parts and an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Travel increased $15.0 million, or 22.2%, primarily due to increased flying and higher rates for crew member travel.

Aircraft rent increased $9.9 million, or 14.2%, primarily due to additional operating leases for 747-400 freighter aircraft to meet increased customer demand.

Navigation fees, landing fees and other rent increased $29.5 million, or 67.4%, primarily due to increased flying and an increase in purchased capacity, which is a component of other rent.

Passenger and ground handling services increased $9.6 million, or 19.6%, primarily due to increased Charter flying and higher costs from flying to more expensive locations.

Special charge represents a $9.4 million impairment loss on engines held for sale related to our engine acquisition program (see Note 5 to our Financial Statements).  We may sell additional flight equipment, which could result in additional charges in future periods.

Transaction-related expenses were for the integration of Southern Air, which primarily included professional fees and integration costs.

Other increased $16.8 million, or 20.9%, primarily due to higher passenger taxes and commission expense on increased revenue from the AMC, the impact of fleet growth initiatives and increased freight related to an increase in the number of engine overhauls.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the six months ended June 30 (in thousands):

	2018	2017	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(3,112)	$(2,598)	$514	19.8%
Interest expense	56,524	46,194	10,330	22.4%
Capitalized interest	(3,215)	(3,711)	(496)	(13.4)%
Unrealized loss (gain) on financial instruments	57,771	(8,550)	(66,321)	NM
Other expense (income)	(11,752)	809	12,561	NM

Interest expense increased $10.3 million, or 22.4%, primarily due to the issuance of the 2017 Convertible Notes, the financing of 767-300 aircraft purchases and conversions and the financing of two 777-200 aircraft acquired in 2018.

Capitalized interest decreased $0.5 million, or 13.4% primarily due to a decrease in the number of 767-300 aircraft undergoing passenger-to-freighter conversion.

Unrealized loss (gain) on financial instruments represents the change in fair value of the Amazon Warrant (see Note 6 to our Financial Statements) primarily due to changes in our common stock price.

Other expense (income) increased primarily due to a refund of $12.4 million for aircraft rent paid in previous years.

Income taxes.  Our effective income tax expense rates were 316.9% and 22.4% for the six months ended June 30, 2018 and 2017, respectively.  The effective income tax expense rate for the six months ended June 30, 2018 differed from the U.S. statutory rate primarily due to nondeductible changes in the value of the warrant liability (see Note 6 to our Financial Statements).  The effective income tax rate for the six months ended June 30, 2018 also reflects the reduced U.S. federal corporate income tax rate of 21% as a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017.  For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.  We continue to analyze the different aspects of the U.S. Tax Cuts and Jobs Act of 2017, which could potentially affect the provisional estimates that were recorded at December 31, 2017.

Segments

The following table compares the Direct Contribution for our reportable segments for the six months ended June 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2018	2017	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$93,579	$88,673	$4,906	5.5%
Charter	85,368	53,400	31,968	59.9%
Dry Leasing	23,550	19,384	4,166	21.5%
Total Direct Contribution	$202,497	$161,457	$41,040	25.4%

Unallocated income and expenses, net	$129,543	$117,471	$12,072	10.3%

ACMI Segment

ACMI Direct Contribution increased $4.9 million, or 5.5%, primarily due to increased flying and higher Revenue per Block Hour, partially offset by higher Heavy Maintenance costs and amortization of deferred maintenance costs.

Charter Segment

Charter Direct Contribution increased $32.0 million, or 59.9%, primarily due to increased cargo and passenger demand from the AMC, increased commercial cargo demand and higher utilization and Yields, partially offset by the redeployment of 747-8F aircraft to the ACMI segment.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $4.2 million, or 21.5%, primarily due to the placement of additional aircraft.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $12.1 million, or 10.3%, primarily due to fleet growth initiatives, higher costs for unallocated interest expense and amortization of the Amazon customer incentive asset.

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

We use these non-GAAP financial measures in assessing the performance of our ongoing operations and in planning and forecasting future periods.  These adjusted measures provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.  In addition, management’s incentive compensation will be determined, in part, by using Adjusted Income from continuing operations, net of taxes. We believe that these adjusted measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to assist investors and analysts in understanding our business results and assessing our prospects for future performance.

The following is a reconciliation of Income from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Three Months Ended
	June 30, 2018	June 30, 2017	Percent Change

Income (loss) from continuing operations, net of taxes	$(21,123)	$39,044	(154.1)%
Impact from:
Gain on disposal of aircraft	-	(93)
Special charge	9,374	-
Costs associated with transactions (a)	240	1,396
Accrual for legal matters and professional fees	345	263
Noncash expenses and income, net (b)	7,455	3,651
Unrealized loss (gain) on financial instruments	50,031	(13,763)
Income tax effect of reconciling items	3,403	(1,383)
Adjusted income from continuing operations, net of taxes	$49,725	$29,115	70.8%

Weighted average diluted shares outstanding	25,565	26,791
Add: dilutive warrant (c)	2,264	-
dilutive convertible notes	450	-
effect of convertible notes hedges (d)	(450)	-
dilutive restricted stock	572	-
Adjusted weighted average diluted shares outstanding	28,401	26,791

Adjusted Diluted EPS from continuing operations, net of taxes	$1.75	$1.09	60.6%

	For the Six Months Ended
	June 30, 2018	June 30, 2017	Percent Change

Income (loss) from continuing operations, net of taxes	$(11,495)	$39,079	(129.4)%
Impact from:
Gain on disposal of aircraft	-	(147)
Special charge	9,374	-
Costs associated with transactions (a)	510	2,311
Accrual for legal matters and professional fees	563	337
Noncash expenses and income, net (b)	14,130	6,063
Unrealized loss (gain) on financial instruments	57,771	(8,550)
Income tax effect of reconciling items	2,656	(1,704)
Adjusted income from continuing operations, net of taxes	$73,509	$37,389	96.6%

Weighted average diluted shares outstanding	25,501	26,823
Add: dilutive warrant (c)	1,958	-
dilutive convertible notes	225	-
effect of convertible notes hedges (d)	(225)	-
dilutive restricted stock	547	-
Adjusted weighted average diluted shares outstanding	28,006	26,823

Adjusted Diluted EPS from continuing operations, net of taxes	$2.62	$1.39	88.5%
(a)	Costs associated with our acquisition of Southern Air.

(b)  Noncash expenses and income, net in 2018 and 2017 primarily related to amortization of debt discount on the convertible notes (see Note 8 to our Financial Statements) and amortization of the customer incentive asset related to the Amazon Warrant (see Note 6 to our Financial Statements).

(c)

Dilutive warrants represent potentially dilutive common shares related to the Amazon Warrant (see Note 6 to our Financial Statements).  These shares are excluded from Diluted EPS from continuing operations, net of taxes prepared in accordance with GAAP when they would have been anti-dilutive.

(d)	Economic benefit from the convertible notes hedges in offsetting dilution from the convertible notes (see Note 8 to our Financial Statements).

Liquidity and Capital Resources

The most significant liquidity events during the first quarter of 2018 were as follows:

Debt Transactions

In February 2018, we drew $75.0 million under the Revolver for the acquisition of a 777-200 aircraft prior to obtaining permanent financing for the aircraft.

In March 2018, we borrowed $19.4 million related to GEnx engine upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 3.12%.

In May 2018, we borrowed a total of $167.0 million related to the purchase of two 777-200 aircraft under two separate secured ten-year term loans, both at a fixed interest rate of 4.63%.

In May 2018, we borrowed $20.1 million related to GEnx engine upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 3.31%.

During the second quarter of 2018, we borrowed an aggregate of $98.6 million through twelve separate term loans related to the purchase and passenger-to-freighter conversion of 767-300 aircraft at fixed rates ranging from 3.97% to 5.14%.

Operating Activities. Net cash provided by operating activities was $175.9 million for the first half of 2018, which primarily reflected $11.5 million of Net Income (Loss), noncash adjustments of $121.6 million for Depreciation and amortization and $57.8 million for Unrealized loss on financial instruments, and a $9.4 million increase in Accounts payable and accrued liabilities.  Partially offsetting these items was a $27.7 million increase in Accounts receivable.  Net cash provided by operating activities was $112.8 million for the first half of 2017, which primarily reflected $38.2 million of Net Income (Loss), noncash adjustments of $90.8 million for Depreciation and amortization and $11.0 million for Deferred taxes, and a $12.6 million increase in Accounts payable and accrued liabilities.  Partially offsetting these items was a $36.1 million increase in Prepaid expenses.

Investing Activities. Net cash used for investing activities was $497.8 million for the first half of 2018, consisting primarily of $448.4 million of payments for flight equipment and modifications and $54.8 million of core capital expenditures, excluding flight equipment. Payments for flight equipment and modifications during the first half of 2018 were primarily related to the purchase of 777-200 aircraft, 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2018 were funded through working capital and the financings discussed above.  Net cash used for investing activities was $270.0 million for the first half of 2017, consisting primarily of $226.8 million of payments for flight equipment and modifications and $45.2 million of core capital expenditures, excluding flight equipment.

Financing Activities. Net cash provided by financing activities was $257.9 million for the first half of 2018, which primarily reflected $305.1 million of proceeds from debt issuance and $135.0 million of proceeds from revolving credit facility, partially offset by $115.2 million of payments on debt, $60.0 million of payment of revolving credit facility and $10.3 million related to the purchase of treasury stock.  Net cash provided by financing activities was $301.7 million for the first half of 2017, which primarily reflected proceeds from debt issuance of $435.3 million, $38.1 million from sale of convertible note warrants and $18.1 million of customer maintenance reserves and deposits received, partially offset by $93.4 million of payments on debt obligations and $70.1 million for the purchase of convertible note hedges.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations and to fund core capital expenditures for 2018.  Core capital expenditures for the remainder of 2018 are expected to range between $50.0 to $60.0 million, which excludes flight equipment and capitalized interest.  Our payments remaining for flight equipment purchase and passenger-to-freighter conversion commitments are expected to be approximately $24.2 million, all of which are expected to be made by the first quarter of 2019.  We expect to finance the acquisition and conversion of this flight equipment with working capital and the Revolver prior to obtaining permanent financing for the converted aircraft.

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

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the six months ended June 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the six months ended June 30, 2018.  For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2017 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of June 30, 2018.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended June 30, 2018, the information required in response to this Item is set forth in Note 12 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Atlas Air Worldwide Holdings, Inc. 2018 Incentive Plan, incorporated by reference to Exhibit B to the Company’s definitive proxy statement dated April 19, 2018

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (v) Consolidated Statements of Stockholders’ Equity as of and for the six months ended June 30, 2018 and 2017 and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: August 2, 2018	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: August 2, 2018	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer