Form 10-Q
period 2018-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2018-11-01
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2018, there were 25,590,293 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$214,961	$280,809
Short-term investments	18,511	13,604
Restricted cash	11,194	11,055
Accounts receivable, net of allowance of $1,381 and $1,494, respectively	254,425	194,478
Prepaid maintenance	30,988	13,346
Prepaid expenses and other current assets	70,568	74,294
Total current assets	600,647	587,586
Property and Equipment
Flight equipment	5,085,594	4,447,097
Ground equipment	78,389	70,951
Less: accumulated depreciation	(821,203)	(701,249)
Flight equipment modifications in progress	107,290	186,302
Property and equipment, net	4,450,070	4,003,101
Other Assets
Long-term investments and accrued interest	1,722	15,371
Deferred costs and other assets	324,740	242,919
Intangible assets, net and goodwill	99,860	106,485
Total Assets	$5,477,039	$4,955,462

Liabilities and Equity
Current Liabilities
Accounts payable	$81,682	$65,740
Accrued liabilities	482,085	454,843
Current portion of long-term debt and capital lease	256,184	218,013
Total current liabilities	819,951	738,596
Other Liabilities
Long-term debt and capital lease	2,280,790	2,008,986
Deferred taxes	231,673	214,694
Financial instruments and other liabilities	292,840	203,330
Total other liabilities	2,805,303	2,427,010
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,582,571 and 30,104,648 shares issued, 25,590,293 and 25,292,454 shares outstanding (net of treasury stock), as of September 30, 2018 and December 31, 2017, respectively	306	301
Additional paid-in-capital	731,106	715,735
Treasury stock, at cost; 4,992,278 and 4,812,194 shares, respectively	(204,501)	(193,732)
Accumulated other comprehensive loss	(4,108)	(3,993)
Retained earnings	1,328,982	1,271,545
Total equity	1,851,785	1,789,856
Total Liabilities and Equity	$5,477,039	$4,955,462

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Operating Revenue	$656,607	$535,748	$1,912,766	$1,528,508

Operating Expenses
Salaries, wages and benefits	138,345	114,505	392,603	330,080
Aircraft fuel	119,604	74,048	345,613	239,966
Maintenance, materials and repairs	88,136	74,457	261,251	212,042
Depreciation and amortization	55,417	42,033	155,881	120,913
Travel	41,605	38,260	123,810	105,510
Aircraft rent	39,973	33,873	119,778	103,738
Navigation fees, landing fees and other rent	43,258	33,468	116,553	77,258
Passenger and ground handling services	28,716	28,491	86,980	77,187
Loss on disposal of aircraft	-	211	-	64
Special charge	-	-	9,374	-
Transaction-related expenses	765	1,092	1,275	3,403
Other	46,318	42,598	143,663	123,121
Total Operating Expenses	602,137	483,036	1,756,781	1,393,282

Operating Income	54,470	52,712	155,985	135,226

Non-operating Expenses (Income)
Interest income	(1,592)	(1,688)	(4,704)	(4,286)
Interest expense	31,115	26,553	87,639	72,747
Capitalized interest	(1,120)	(1,922)	(4,335)	(5,633)
Loss on early extinguishment of debt	-	167	-	167
Unrealized loss (gain) on financial instruments	(46,080)	44,775	11,691	36,225
Other expense (income)	975	(1,165)	(10,777)	(357)
Total Non-operating Expenses (Income)	(16,702)	66,720	79,514	98,863

Income (loss) from continuing operations before income taxes	71,172	(14,008)	76,471	36,363
Income tax expense	34	10,187	16,828	21,479

Income (loss) from continuing operations, net of taxes	71,138	(24,195)	59,643	14,884

Income (Loss) from discontinued operations, net of taxes	(7)	33	(50)	(859)

Net Income (Loss)	$71,131	$(24,162)	$59,593	$14,025

Earnings (loss) per share from continuing operations:
Basic	$2.78	$(0.96)	$2.34	$0.59
Diluted	$0.84	$(0.96)	$2.27	$0.58
Loss per share from discontinued operations:
Basic	$(0.00)	$0.00	$(0.00)	$(0.03)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.03)
Earnings (loss) per share:
Basic	$2.78	$(0.96)	$2.33	$0.56
Diluted	$0.84	$(0.96)	$2.27	$0.54
Weighted average shares:
Basic	25,575	25,262	25,526	25,229
Diluted	28,747	25,262	26,274	25,822

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net Income (Loss)	$71,131	$(24,162)	$59,593	$14,025
Other comprehensive income:
Reclassification to interest expense	370	396	1,120	1,216
Income tax expense	(88)	(154)	(265)	(472)
Other comprehensive income	282	242	855	744
Comprehensive Income (Loss)	$71,413	$(23,920)	$60,448	$14,769

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017

Operating Activities:
Income from continuing operations, net of taxes	$59,643	$14,884
Less: Loss from discontinued operations, net of taxes	(50)	(859)
Net Income	59,593	14,025

Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	189,682	142,042
Accretion of debt securities discount	(719)	(892)
Provision for allowance for doubtful accounts	40	304
Special charge, net of cash payments	9,374	-
Loss on early extinguishment of debt	-	167
Unrealized loss (gain) on financial instruments	11,691	36,225
Loss on disposal of aircraft	-	64
Deferred taxes	16,453	21,106
Stock-based compensation	15,376	17,030
Changes in:
Accounts receivable	(59,058)	(12,004)
Prepaid expenses, current assets and other assets	(34,483)	(53,343)
Accounts payable and accrued liabilities	56,174	30,382
Net cash provided by operating activities	264,123	195,106
Investing Activities:
Capital expenditures	(84,819)	(66,395)
Payments for flight equipment and modifications	(543,342)	(338,524)
Proceeds from investments	9,461	3,247
Net cash used for investing activities	(618,700)	(401,672)
Financing Activities:
Proceeds from debt issuance	400,471	447,865
Payment of debt issuance costs	(6,632)	(11,146)
Payments of debt	(180,722)	(153,292)
Proceeds from revolving credit facility	135,000	150,000
Payment of revolving credit facility	(60,000)	(150,000)
Customer maintenance reserves and deposits received	11,520	22,006
Customer maintenance reserves paid	-	(18,538)
Proceeds from sale of convertible note warrants	-	38,148
Payments for convertible note hedges	-	(70,140)
Purchase of treasury stock	(10,769)	(10,307)
Net cash provided by financing activities	288,868	244,596
Net increase (decrease) in cash, cash equivalents and restricted cash	(65,709)	38,030
Cash, cash equivalents and restricted cash at the beginning of period	291,864	138,250
Cash, cash equivalents and restricted cash at the end of period	$226,155	$176,280

Noncash Investing and Financing Activities:

Acquisition of flight equipment included in Accounts payable and accrued liabilities	$42,826	$61,734
Acquisition of flight equipment under capital lease	$-	$32,380

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2017	$301	$(193,732)	$715,735	$(3,993)	$1,271,545	$1,789,856
Net Income	-	-	-	-	59,593	59,593
Other comprehensive income	-	-	-	855	-	855
Cumulative effect of change in accounting principle	-	-	-	-	(3,126)	(3,126)
Stock-based compensation	-	-	15,376	-	-	15,376
Purchase of 180,084 shares of treasury stock	-	(10,769)	-	-	-	(10,769)
Issuance of 477,923 shares of restricted stock	5	-	(5)	-	-	-
Reclassification of tax effect on other comprehensive loss	-	-	-	(970)	970	-
Balance at September 30, 2018	$306	$(204,501)	$731,106	$(4,108)	$1,328,982	$1,851,785

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2016	$296	$(183,119)	$657,082	$(4,993)	$1,048,072	$1,517,338
Net Income	-	-	-	-	14,025	14,025
Other comprehensive income	-	-	-	744	-	744
Stock-based compensation	-	-	17,030	-	-	17,030
Purchase of 191,047 shares of treasury stock	-	(10,307)	-	-	-	(10,307)
Issuance of 456,905 shares of restricted stock	5	-	(5)	-	-	-
Equity component of convertible notes, net of tax	-	-	43,256	-	-	43,256
Purchase of convertible note hedges, net of tax	-	-	(45,065)	-	-	(45,065)
Issuance of convertible note warrants		-	38,148	-	-	38,148
Balance at September 30, 2017	$301	$(193,426)	$710,446	$(4,249)	$1,062,097	$1,575,169

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Intercompany accounts and transactions have been eliminated.  The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2017, which includes additional disclosures and a summary of our significant accounting policies.  The December 31, 2017 balance sheet data was derived from that Annual Report.  In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017, comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, cash flows for the nine months ended September 30, 2018 and 2017, and shareholders’ equity as of and for the nine months ended September 30, 2018 and 2017.

Our quarterly results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Except for per share data, all dollar amounts are in thousands unless otherwise noted.

2. Summary of Significant Accounting Policies

Warrant Liability

Common stock warrants classified as a liability are marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized loss (gain) on financial instruments.  We utilize a Monte Carlo simulation approach to estimate the fair value of the warrant liability, which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility and risk-free interest rate, among others.  Our earnings are affected by changes in our common stock price due to the impact those changes have on the fair value of our warrant liability (see Note 6 to our Financial Statements).

Heavy Maintenance

Except for engines used on our 747-8F aircraft, we account for heavy maintenance costs for airframes and engines used in our ACMI and Charter segments using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs.

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method.  Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required.  Amortization of deferred maintenance expense included in Depreciation and amortization was $3.3 million and $1.8 million for the three months ended September 30, 2018 and 2017, respectively and was $8.6 million and $3.7 million for the nine months ended September 30, 2018 and 2017.

Deferred maintenance included within Deferred costs and other assets is as follows:

Deferred
Maintenance
Balance as of December 31, 2017	$63,868
Deferred maintenance costs	35,878
Amortization of deferred maintenance	(8,604)
Balance as of September 30, 2018	$91,142

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$214,961	$280,809
Restricted cash	11,194	11,055
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$226,155	$291,864

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

In May 2014, the FASB amended its accounting guidance for revenue recognition.  Subsequently, the FASB issued several clarifications and updates.  The fundamental principles of the new standard are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided.  It also requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  We adopted the new guidance on January 1, 2018 using the modified retrospective approach, under which the guidance is applied beginning on the date of adoption.  Comparative information has not been restated and continues to be reported under the accounting guidance in effect for those periods.  The adoption did not have a material effect on our financial statements (see Note 4 to our Financial Statements).  As a result of adoption, revenue recognized under previous guidance based on flight departure is now recognized over time as the services are performed.  In addition, revenue under certain ACMI and CMI contracts, such as revenue related to contracted minimum block hour guarantees, is now recognized in later periods, and some revenue adjustments related to meeting or exceeding on-time performance targets are now recognized in earlier periods.  Revenue under our Dry Leasing contracts is explicitly excluded from the scope of the new guidance as it is covered by accounting guidance for leases.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB amended its accounting guidance for leases.  Subsequently, the FASB issued several clarifications and updates.  The guidance requires a lessee to recognize assets and liabilities on the balance sheet arising from leases with terms greater than 12 months.  While lessor accounting guidance is relatively unchanged, certain amendments were made to conform with changes made to lessee accounting and the amended revenue recognition guidance.  The new guidance will continue to classify leases as either finance or operating, with classification affecting the presentation and pattern of expense and income recognition, in the statement of operations.  It also requires additional quantitative and qualitative disclosures about leasing arrangements.  The guidance is effective as of the beginning of 2019 and upon adoption must be applied using a modified retrospective approach which allows entities to either apply the new guidance to all periods presented or only to the most current period presented.  We are still assessing the impact the guidance will have on our financial statements.  While we expect that recognizing the right-of-use asset and related lease liability will impact our consolidated balance sheets materially, we do not expect the guidance to have a material impact to any of our other consolidated financial statements.  We will adopt the new guidance on its required effective date of January 1, 2019 and apply the new guidance to the most current period presented.  Our implementation is progressing as expected.

3. Related Parties

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

The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Nine Months Ended
Revenue and Expenses:	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue from Polar	$99,671	$105,985	$305,401	$317,144
Ground handling and airport fees to Polar	841	800	2,219	1,926

Accounts receivable/payable as of:	September 30, 2018	December 31, 2017
Receivables from Polar	$15,954	$9,558
Payables to Polar	5,391	2,751

Aggregate Carrying Value of Polar Investment as of:	September 30, 2018	December 31, 2017
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

GATS

We hold a 50% interest in GATS GP (BVI) Ltd. (“GATS”), a joint venture with an unrelated third party.  As of September 30, 2018 and December 31, 2017, our investment in GATS was $22.4 million and $22.1 million, respectively.  We had Accounts payable to GATS of $0.9 million as of September 30, 2018 and $0.4 million as of December 31, 2017.

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

The following tables provide disclosure of the impact of adoption of the new revenue recognition guidance on our consolidated statement of operations and balance sheet:

	For the Three Months Ended September 30, 2018
	As Reported	Amounts without Adoption of New Revenue Recognition Guidance	Effect of Change Inc/(Dec)
Consolidated Statement of Operations
Operating Revenue	$656,607	$658,655	$(2,048)
Operating Expenses
Other	46,318	47,041	(723)

Income (loss) from continuing operations before income taxes	71,172	72,497	(1,325)
Income tax expense	34	325	(291)

Income (loss) from continuing operations, net of taxes	71,138	72,172	(1,034)

	For the Nine Months Ended September 30, 2018
	As Reported	Amounts without Adoption of New Revenue Recognition Guidance	Effect of Change Inc/(Dec)
Consolidated Statement of Operations
Operating Revenue	$1,912,766	$1,914,701	$(1,935)
Operating Expenses
Other	143,663	143,075	588

Income (loss) from continuing operations before income taxes	76,471	78,994	(2,523)
Income tax expense	16,828	17,383	(555)

Income (loss) from continuing operations, net of taxes	59,643	61,611	(1,968)

	As of September 30, 2018
	As Reported	Amounts without Adoption of New Revenue Recognition Guidance	Effect of Change Inc/(Dec)
Consolidated Balance Sheet
Assets
Accounts receivable, net	$254,425	$255,002	$(577)
Liabilities and Equity
Accrued liabilities	482,085	480,139	1,946
Deferred taxes	231,673	232,228	(555)
Retained earnings	1,328,982	1,330,950	(1,968)

Deferred Revenue

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition.  The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Deferred Revenue liability balances during the nine months ended September 30, 2018 were as follows:

Deferred
Revenue
Balance at beginning of period	$14,958
Revenue recognized	(34,465)
Amounts collected or invoiced	45,085
Balance at end of period	$25,578

Accounts Receivable

Accounts receivable, net of allowances related to customer contracts, excluding Dry Leasing contracts, was $219.0 million as of September 30, 2018 and $173.2 million as of December 31, 2017.

Performance Obligations and Accounting Policies

ACMI and CMI Services

Our performance obligations under ACMI contracts involve outsourced cargo and passenger aircraft operating services, including the provision of an aircraft, crew, maintenance and insurance.  Our performance obligations under CMI contracts also involve outsourced aircraft operating services, generally including the provision of crew, line maintenance and insurance, but not the aircraft.  ACMI and CMI contracts generally provide for the transfer of the benefits from these performance obligations on a combined basis through the operation of the aircraft over time.  The time interval between when an aircraft departs the terminal until it arrives at the destination terminal is measured in hours and called “Block Hours”.  Customers assume fuel, demand and price risk.  Generally, customers are also responsible for landing, navigation and most other operational fees and costs and, in the case of CMI customers, the provision of the aircraft and heavy and non-heavy maintenance.  When we act as an agent for these costs reimbursed by customers, such reimbursed amounts are recorded as Operating Revenue, net of the related costs, when the costs are incurred.  When we are responsible for any of these costs, such reimbursed amounts are recorded as Operating Revenue and the costs are recorded as Operating Expenses as incurred.

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

ACMI and CMI customers are generally billed monthly based on Block Hours operated on behalf of a customer during a given month, as defined contractually.  Payment terms and conditions vary by contract, although terms generally require partial payment for minimum contracted Block Hour guarantees in advance of the services being provided.  Since advance payments are typically made shortly before the services are performed, such payments are not considered significant financing components.

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

Revenue from Charter contracts is typically recognized over time as the services are performed based on Block Hours operated on behalf of a customer.  Any revenue adjustments related to on-time performance targets with the AMC are recognized over the applicable measurement period for the target, which requires significant judgment to estimate the total number of Block Hours expected.  We generally expense sales commissions when incurred because the amortization period is less than one year.  Payment terms and conditions vary by charter contract, although many contracts require payment in advance of the services being provided. Since advance payments are typically made shortly before the services are performed, such payments are not considered significant financing components.

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

5. Special Charge and Other Expense (Income)

During the nine months ended September 30, 2018, we recognized $9.4 million of impairment losses for five CF6-80 engines to be traded in as part of our engine acquisition program that were classified as held for sale.  Depreciation ceased on the engines when they were classified as held for sale.  Four of the five engines were traded in during the second quarter and one engine remains held for sale as of September 30, 2018.  The carrying value of the remaining CF6-80 engine held for sale at September 30, 2018 was $1.3 million, which was included within Prepaid expenses and other current assets in the consolidated balance sheet.  This engine was traded in during October 2018.

We recognized a refund of $12.4 million related to aircraft rent paid in previous years within Other expense (income) during the nine months ended September 30, 2018.

6. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involves, among other things, CMI operation of 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  Between August 2016 and September 2018, we have placed 18 freighter aircraft into service for Amazon and we expect to be operating all 20 before the end of 2018.

In conjunction with these agreements, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share.  A portion of the warrant, representing the right to purchase 3.75 million shares, vested immediately upon issuance of the warrant. The remainder of the warrant, representing the right to purchase 3.75 million shares, vests in increments of 375,000 as the lease and operation of each of the 11th through 20th aircraft commences.  During the fourth quarter of 2017, a portion of the warrant representing the right to purchase 750,000 shares vested as the lease and operation of the 11th and 12th aircraft commenced.  During the nine months ended September 30, 2018, a portion of the warrant representing the right to purchase 2,250,000 shares vested as the lease and operation of the 13th through 18th aircraft commenced.  The warrant will be exercisable in accordance with its terms through 2021.  As of September 30, 2018, no portion of the warrant has been exercised.

The agreements also provide incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.50 per share.  This warrant to purchase 3.75 million shares would vest in conjunction with payments by Amazon for additional business with us.  As of September 30, 2018, no portion of this warrant has vested.  Upon vesting, the warrant would become exercisable in accordance with its terms through 2023.

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

Balance at December 31, 2017	$106,538
Initial value for vested portion of warrant	76,419
Amortization of customer incentive asset	(10,010)
Balance at September 30, 2018	$172,947

We amortized $4.1 million and $1.5 million of the customer incentive asset for the three months ended September 30, 2018 and 2017, respectively.  We amortized $10.0 million and $2.9 million of the customer incentive asset for the nine months ended September 30, 2018 and 2017, respectively.  There were no impairment losses for the nine months ended September 30, 2018 and 2017.

The Amazon Warrant liability is marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized loss (gain) on financial instruments.  We recognized a net unrealized gain of $46.1 million and a net unrealized loss of $11.7 million on the Amazon Warrant during the three and nine months ended September 30, 2018, respectively.  We recognized net unrealized losses of $44.8 million and $36.2 million on the Amazon Warrant during the three and nine months ended September 30, 2017, respectively.  The fair value of the Amazon Warrant liability was $215.9 million as of September 30, 2018 and $127.8 million as of December 31, 2017.

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2018	December 31, 2017
Maintenance	$162,194	$156,042
Customer maintenance reserves	100,350	89,037
Salaries, wages and benefits	62,903	65,546
U.S. class action settlement	-	30,000
Aircraft fuel	37,602	22,196
Deferred revenue	36,685	20,986
Other	82,351	71,036
Accrued liabilities	$482,085	$454,843

8. Debt

Term Loans

We have entered into various term loans during 2018 to finance the purchase of aircraft, passenger-to-freighter conversion of aircraft, and for GEnx engine performance upgrade kits and overhauls.  Each term loan requires payment of principal and interest either monthly or quarterly in arrears at a fixed interest rate.  Each term loan is subject to usual and customary fees and covenants, and events of default.

The following table summarizes the terms for each term loan entered into during 2018 (in millions):

	Issue	Face	Collateral	Original	Fixed Interest
	Date	Value	Type	Term	Rate
First 2018 Term Loan	March 2018	$19.4	None	60 months	3.12%
Second 2018 Term Loan	May 2018	83.5	777-200	120 months	4.63%
Third 2018 Term Loan	May 2018	83.5	777-200	120 months	4.63%
Fourth 2018 Term Loan	May 2018	20.1	None	60 months	3.31%
Fifth 2018 Term Loan	June 2018	21.1	767-300	108 months	3.97%
Sixth 2018 Term Loan	June 2018	3.9	767-300	108 months	5.14%
Seventh 2018 Term Loan	June 2018	20.7	767-300	108 months	3.98%
Eighth 2018 Term Loan	June 2018	4.0	767-300	108 months	5.14%
Ninth 2018 Term Loan	June 2018	20.9	767-300	108 months	3.98%
Tenth 2018 Term Loan	June 2018	4.0	767-300	108 months	5.13%
Eleventh 2018 Term Loan	June 2018	4.0	767-300	98 months	5.10%
Twelfth 2018 Term Loan	June 2018	4.0	767-300	104 months	5.11%
Thirteenth 2018 Term Loan	June 2018	4.0	767-300	106 months	5.11%
Fourteenth 2018 Term Loan	June 2018	4.0	767-300	106 months	5.11%
Fifteenth 2018 Term Loan	June 2018	4.0	767-300	108 months	5.11%
Sixteenth 2018 Term Loan	June 2018	4.0	767-300	108 months	5.11%
Seventeenth 2018 Term Loan	July 2018	20.4	None	60 months	3.38%
Eighteenth 2018 Term Loan	September 2018	21.0	767-300	108 months	4.04%
Nineteenth 2018 Term Loan	September 2018	4.0	767-300	108 months	5.19%
Twentieth 2018 Term Loan	September 2018	21.0	767-300	108 months	4.04%
Twenty-first 2018 Term Loan	September 2018	4.0	767-300	108 months	5.19%
Twenty-second 2018 Term Loan	September 2018	21.0	767-300	108 months	4.04%
Twenty-third 2018 Term Loan	September 2018	4.0	767-300	108 months	5.19%
Total		$400.5

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

The Convertible Notes consisted of the following as of September 30, 2018:

	2017 Convertible Notes	2015 Convertible Notes
Remaining life in months	68	44
Liability component:
Gross proceeds	$289,000	$224,500
Less: debt discount, net of amortization	(58,841)	(30,676)
Less: debt issuance cost, net of amortization	(4,640)	(2,901)
Net carrying amount	$225,519	$190,923

Equity component (1)	$70,140	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of September 30, 2018.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Contractual interest coupon	$2,618	$2,618	$7,853	$5,730
Amortization of debt discount	3,994	3,752	11,798	7,990
Amortization of debt issuance costs	397	352	1,119	776
Total interest expense recognized	$7,009	$6,722	$20,770	$14,496

Revolving Credit Facility

In December 2016, we entered into a three-year $150.0 million secured revolving credit facility (the “Revolver”) for general corporate purposes, including financing the acquisition of aircraft prior to obtaining permanent financing for the aircraft.  As of September 30, 2018, the outstanding balance on the Revolver was $75.0 million at an interest rate of 4.49% and there was $60.6 million of unused availability under the Revolver, based on the collateral borrowing base.

9. Income Taxes

Our effective income tax expense rates were 0.0% and 72.7% for the three months ended September 30, 2018 and 2017, respectively.  Our effective income tax expense rates were 22.0% and 59.1% for the nine months ended September 30, 2018 and 2017, respectively.  The effective income tax expense rates for the three and nine months ended September 30, 2018 and 2017 differed from the U.S. statutory rate primarily due to nondeductible or nontaxable changes in the value of the warrant liability (see Note 6 to our Financial Statements).  In addition, the effective income tax rates for the three and nine months ended September 30, 2018 were impacted by the benefit of $8.7 million we recorded related to the remeasurement of our deferred income tax liability for Singapore (see below).  Further, the effective tax expense rates for 2018 reflect the reduced U.S. federal corporate income tax rate of 21% as a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017.  For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

We participate in an aircraft leasing incentive program in Singapore which entitled us to a reduced income tax rate of 10.0% on our Singapore Dry Leasing income through July 31, 2018.  We renewed our participation in this program at a reduced income tax rate of 8.0% through July 31, 2023, effective in the third quarter of 2018.  As a result, we recorded a benefit of approximately $8.7 million related to the remeasurement of our deferred income tax liability for Singapore.

We continue to analyze the different aspects of the U.S. Tax Cuts and Jobs Act of 2017, which could potentially affect the provisional estimates recorded at December 31, 2017.  We no longer indefinitely reinvest the earnings of our overseas dry leasing subsidiaries outside the U.S.  As a result, we may repatriate those earnings to the U.S. in the future, and we recorded an immaterial deferred tax liability related to state income taxes for the nine months ended September 30, 2018.

The U.S. Internal Revenue Service is currently examining the 2015 tax year.  It is reasonably possible that our unrecognized tax benefits could significantly decrease within the next twelve months.  Due to the uncertainty related to the potential outcome of this examination, we cannot estimate a range of reasonably possible adjustments to our unrecognized tax benefits.

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

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	September 30, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$214,961	$214,961	$214,961	$-	$-
Short-term investments	18,511	18,511	-	-	18,511
Restricted cash	11,194	11,194	11,194	-	-
Long-term investments and accrued interest	1,722	2,649	-	-	2,649
	$246,388	$247,315	$226,155	$-	$21,160

Liabilities
Term loans and notes	$2,120,532	$2,083,788	$-	$-	$2,083,788
Convertible notes (1)	416,442	607,377	607,377	-	-
Amazon Warrant	215,865	215,865	-	215,865	-
	$2,752,839	$2,907,030	$607,377	$215,865	$2,083,788

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$280,809	$280,809	$280,809	$-	$-
Short-term investments	13,604	13,604	-	-	13,604
Restricted cash	11,055	11,055	11,055	-	-
Long-term investments and accrued interest	15,371	18,074	-	-	18,074
	$320,839	$323,542	$291,864	$-	$31,678

Liabilities
Term loans and notes	$1,791,918	$1,844,445	$-	$-	$1,844,445
Convertible notes (1)	403,544	602,846	602,846	-	-
Amazon Warrant	127,755	127,755	-	127,755	-
	$2,323,217	$2,575,046	$602,846	$127,755	$1,844,445

(1) Carrying value is net of debt discounts and debt issuance costs.  Hedge transactions associated with the Convertible Notes are reflected in additional paid-in-capital (see Note 8 to our Financial Statements).

Gross unrealized gains on our long-term investments and accrued interest were $0.9 million at September 30, 2018 and $2.7 million at December 31, 2017.

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income (loss) from continuing operations before income taxes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017*	September 30, 2018	September 30, 2017*
Operating Revenue:
ACMI	$288,602	$258,109	$832,777	$687,982
Charter	322,750	243,583	954,725	743,302
Dry Leasing	44,487	30,804	120,837	86,120
Customer incentive asset amortization	(4,124)	(1,531)	(10,010)	(2,873)
Other	4,892	4,783	14,437	13,977
Total Operating Revenue	$656,607	$535,748	$1,912,766	$1,528,508

Direct Contribution:
ACMI	$51,672	$51,185	$145,251	$139,858
Charter	44,370	34,510	129,738	87,911
Dry Leasing	12,645	10,245	36,195	29,629
Total Direct Contribution for Reportable Segments	108,687	95,940	311,184	257,398

Unallocated income and expenses, net	(82,830)	(63,703)	(212,373)	(181,176)
Loss on early extinguishment of debt	-	(167)	-	(167)
Unrealized gain (loss) on financial instruments	46,080	(44,775)	(11,691)	(36,225)
Special charge	-	-	(9,374)	-
Transaction-related expenses	(765)	(1,092)	(1,275)	(3,403)
Loss on disposal of aircraft	-	(211)	-	(64)
Income (loss) from continuing operations before income taxes	71,172	(14,008)	76,471	36,363

Add back (subtract):
Interest income	(1,592)	(1,688)	(4,704)	(4,286)
Interest expense	31,115	26,553	87,639	72,747
Capitalized interest	(1,120)	(1,922)	(4,335)	(5,633)
Loss on early extinguishment of debt	-	167	-	167
Unrealized loss (gain) on financial instruments	(46,080)	44,775	11,691	36,225
Other expense (income)	975	(1,165)	(10,777)	(357)
Operating Income	$54,470	$52,712	$155,985	$135,226

* The direct contribution amounts for the ACMI and Charter segments and the unallocated income and expenses, net above have been revised to reflect immaterial adjustments. The Company does not believe the impact to the previously issued consolidated financial statements was material.

The following table disaggregates our Charter segment revenue by customer and service type:

	For the Three Months Ended
	September 30, 2018			September 30, 2017
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$158,129	$11,651	$169,780	$113,125	$5,607	$118,732
AMC	85,267	67,703	152,970	40,164	84,687	124,851
Total Charter Revenue	$243,396	$79,354	$322,750	$153,289	$90,294	$243,583

	For the Nine Months Ended
	September 30, 2018			September 30, 2017
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$440,881	$14,241	$455,122	$336,700	$9,118	$345,818
AMC	264,142	235,461	499,603	165,791	231,693	397,484
Total Charter Revenue	$705,023	$249,702	$954,725	$502,491	$240,811	$743,302

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the AMC, Polar and DHL (see above and Note 3 to our Financial Statements for further discussion regarding the AMC and Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from DHL was $90.9 million for the three months ended September 30, 2018 and $62.1 million for the three months ended September 30, 2017.  Revenue from DHL was $242.8 million for the nine months ended September 30, 2018 and $177.6 million for the nine months ended September 30, 2017.  We have not experienced any credit issues with these customers.

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

After we completed the acquisition of Southern Air in April 2016, we informed the IBT of our intention to pursue (and we have been pursuing) a complete operational merger of Atlas and Southern Air.  Pursuant to the merger provisions in both the Atlas and Southern Air CBAs, joint negotiations for a single CBA for Atlas and Southern Air should commence promptly.  Further to this process, once a seniority list is presented to us by the unions, it triggers an agreed-upon time frame to negotiate a new joint CBA with any unresolved issues submitted to binding arbitration.  After the merger process began, the IBT filed an application for mediation with the National Mediation Board (“NMB”) on behalf of the Atlas pilots, and subsequently the IBT filed a similar application on behalf of Southern Air pilots.  We have opposed both mediation applications as they are not in accordance with the merger provisions in the parties’ existing CBAs.  The Atlas and Southern Air CBAs have a defined and streamlined process for negotiating a joint CBA when a merger occurs, as in the case with the Atlas and Southern Air merger.  The NMB conducted a premediation investigation on the IBT’s Atlas application in June 2016, which is currently pending (along with the IBT’s Southern Air application).  Due to a lack of meaningful progress in such merger discussions, in February 2017, we filed a lawsuit against the IBT to compel arbitration on the issue of whether the merger provisions in Atlas and Southern Air's CBAs apply to the bargaining process. On March 13, 2018, the Southern District Court of New York (“NY Court”) granted the Company’s motion to compel arbitration.  The IBT appealed the NY Court’s decision, which is currently pending.  The Company and the IBT conducted the Atlas and Southern arbitrations in October 2018.  The Company expects to receive the arbitration decisions sometime in early 2019.

In August 2018, the Southern Air pilots ratified an agreement between Southern Air and the IBT for interim enhancements to the Southern Air pilots’ CBA. The agreement enhances the wages and work rules of the Southern Air pilots and provides similar terms and conditions of employment to that provided to Atlas pilots in the Atlas CBA.  The agreement became effective in September 2018.

In September 2017, the Company requested the U.S. District Court for the District of Columbia (the “DC Court”) to issue a preliminary injunction to require the IBT to meet its obligations under the Railway Labor Act of 1926 (the “Railway Labor Act”) and stop the intentional and illegal work slowdowns and service interruptions.  In late November 2017, the Court granted the Company’s request to issue a preliminary injunction to require the IBT to meet its obligations under the Railway Labor Act and stop “authorizing, encouraging, permitting, calling, engaging in, or continuing” any illegal pilot slowdown activities, which were intended to gain leverage in pilot contract negotiations with the Company.  In addition, the Court ordered the IBT to take affirmative action to prevent and to refrain from continuing any form of interference with the Company’s operations or any other concerted refusal to perform normal pilot operations consistent with its status quo obligations under the Railway Labor Act.  In December 2017, the IBT appealed the DC Court’s decision to the U.S. Court of Appeals for the District of Columbia Circuit and oral arguments were held in September 2018.  Pending the outcome of the appeal, the preliminary injunction remains in effect.  The Company believes the IBT’s appeal will be unsuccessful and expect the preliminary injunction to remain in effect.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $7.5 million in aggregate based on September 30, 2018 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $3.9 million as of September 30, 2018 and $5.1 million as of December 31, 2017, and is included in Deferred costs and other assets.

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

	For the Three Months Ended		For the Nine Months Ended
Numerator:	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income (loss) from continuing operations, net of taxes	$71,138	$(24,195)	$59,643	$14,884
Less: Unrealized gain on financial instruments, net of tax	(46,897)	-	-	-
Diluted income (loss) from continuing operations, net of tax	$24,241	$(24,195)	$59,643	$14,884

Denominator:
Basic EPS weighted average shares outstanding	25,575	25,262	25,526	25,229
Effect of dilutive warrant	2,471	-	-	-
Effect of dilutive convertible notes	269	-	240	36
Effect of dilutive stock options and restricted stock	432	-	508	557
Diluted EPS weighted average shares outstanding	28,747	25,262	26,274	25,822

Earnings (loss) per share from continuing operations:
Basic	$2.78	$(0.96)	$2.34	$0.59
Diluted	$0.84	$(0.96)	$2.27	$0.58
Loss per share from discontinued operations:
Basic	$(0.00)	$0.00	$(0.00)	$(0.03)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.03)
Earnings (loss) per share:
Basic	$2.78	$(0.96)	$2.33	$0.56
Diluted	$0.84	$(0.96)	$2.27	$0.54

Antidilutive shares related to warrants issued in connection with our Convertible Notes that were out of the money and excluded were 3.0 million for the three and nine months ended September 30, 2018 and 2017.  Antidilutive shares related to warrants issued to a customer and restricted share units that were excluded from the calculation of diluted EPS due to losses incurred were 2.2 million for the three months ended September 30, 2017.  Diluted shares reflect the potential dilution that could occur from restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and warrants issued to a customer in which performance or market conditions were not satisfied of 4.7 million for the three and nine months ended September 30, 2018 and 7.6 million for the three and nine months ended September 30, 2017.

14. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2016	$(5,002)	$9	$(4,993)
Reclassification to interest expense	1,216	-	1,216
Tax effect	(472)	-	(472)
Balance as of September 30, 2017	$(4,258)	$9	$(4,249)

Balance as of December 31, 2017	$(4,002)	$9	$(3,993)
Reclassification to interest expense	1,120	-	1,120
Tax effect	(265)	-	(265)
Reclassification of taxes	(970)	-	(970)
Balance as of September 30, 2018	$(4,117)	$9	$(4,108)

Interest Rate Derivatives

As of September 30, 2018, there was $5.4 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt.  Net realized losses reclassified into earnings was $0.4 million for both the three months ended September 30, 2018 and 2017.  Net realized losses reclassified into earnings were $1.1 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.  Net realized losses expected to be reclassified into earnings within the next 12 months are $1.4 million as of September 30, 2018.

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

•

Charter, whereby we provide cargo and passenger aircraft charter services to customers, including the AMC, brokers, freight forwarders, direct shippers, airlines, sports teams and fans, and private charter customers.  The customer generally pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs; and

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

See “Business Overview” and “Business Strategy” in our 2017 Annual Report on Form 10-K for additional information.

Business Developments

Our ACMI results for the first three quarters of 2018, compared with 2017, were positively impacted by increased flying from the following events:

•

Between August 2016 and September 2018, we began CMI flying for Amazon the first 18 of 20 Boeing 767-300 freighter aircraft Dry Leased from Titan.  During the first three quarters of 2018, we operated 18 of the aircraft compared to 7 of the aircraft during the first three quarters of 2017.  We expect to be operating all 20 aircraft by the end of 2018.

•

During the first quarter of 2017, we began flying a 747-400 freighter for Nippon Cargo Airlines on transpacific routes.  In September 2017, we began flying a second 747-400 freighter for them on similar routes.

•	During the first quarter of 2017, we began flying a 747-400 freighter for Asiana Cargo on transpacific routes. In September 2018, we began flying a second 747-400 freighter for them on similar routes.
•	During the second quarter of 2017, we began ACMI flying two 747-8F aircraft for Cathay Pacific Cargo to supplement capacity on its existing route network.
•

In September 2017, we began ACMI flying a 747-400 freighter for DHL Global Forwarding on routes between the United States, Europe, and Asia.  In May 2018, we began flying a second 747-400 freighter for them on similar routes.

•

In February 2018, we signed long-term CMI and Dry Lease contracts with DHL for two 777-200 freighter aircraft.  The first of the two aircraft was previously in CMI service with us and the second aircraft began CMI and Dry Lease service in July of 2018.

•	In July 2018, we began ACMI flying a 747-400 freighter for Industria de Diseño Textil, S.A. (“Inditex”) on routes between the United States, Europe, and Asia

In September 2018, we entered into an agreement to operate a 747-400 for SF Express on transpacific routes.  We began flying in October 2018.

Charter results for the first three quarters of 2018 reflected higher Revenue per Block Hour, increased cargo demand from the AMC, increased commercial cargo demand and higher aircraft utilization, which were partially offset by the redeployment of 747-8F aircraft to the ACMI segment.  The higher Revenue per Block Hour was driven by higher fuel prices and higher Yields (excluding fuel).

During 2017 and 2018, we entered into eight operating leases for 747-400 freighter aircraft to meet increased customer demand in our ACMI and Charter businesses.  Two aircraft entered service in 2017 and three aircraft entered service during the first three quarters of 2018.  Two are expected to enter service during the fourth quarter of 2018 and one during 2019.  During 2018, we also acquired two 747-400 VIP passenger aircraft that we were operating for a former CMI customer to expand our passenger Charter business with sports teams and other high-end VIP charters.

In February 2018, we acquired a 777-200 freighter aircraft and Dry Leased it to DHL on a long-term basis, as described above.  We completed the acquisition of a second 777-200 freighter aircraft and Dry Leased it to DHL on a long-term basis during the second quarter of 2018 and placed it into service in July 2018.  As described above, between August 2016 and September 2018, we began Dry Leasing 18 767-300 converted freighter aircraft to Amazon on a long-term basis.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended September 30, 2018 and 2017

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the three months ended September 30:

Segment Operating Fleet	2018	2017	Inc/(Dec)
ACMI*
747-8F Cargo	8.9	9.5	(0.6)
747-400 Cargo	16.8	15.1	1.7
747-400 Dreamlifter	3.0	3.1	(0.1)
777-200 Cargo	5.9	5.0	0.9
767-300 Cargo	23.3	12.2	11.1
767-200 Cargo	9.0	9.0	-
737-400 Cargo	5.0	5.0	-
747-400 Passenger	-	1.0	(1.0)
767-200 Passenger	1.0	1.0	-
Total	72.9	60.9	12.0

Charter
747-8F Cargo	1.1	0.5	0.6
747-400 Cargo	13.0	9.0	4.0
747-400 Passenger	3.5	1.9	1.6
767-300 Passenger	4.0	4.8	(0.8)
Total	21.6	16.2	5.4

Dry Leasing
777-200 Cargo	7.9	6.0	1.9
767-300 Cargo	17.7	8.6	9.1
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	28.6	17.6	11.0

Less: Aircraft Dry Leased to CMI customers	(19.6)	(8.6)	(11.0)
Total Operating Average Aircraft Equivalents	103.5	86.1	17.4

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2018	2017	Inc/(Dec)	% Change
Total Block Hours**	73,672	64,837	8,835	13.6%

**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended September 30 (in thousands):

	2018	2017	Inc/(Dec)	% Change
Operating Revenue
ACMI	$288,602	$258,109	$30,493	11.8%
Charter	322,750	243,583	79,167	32.5%
Dry Leasing	44,487	30,804	13,683	44.4%
Customer incentive asset amortization	(4,124)	(1,531)	2,593	NM
Other	4,892	4,783	109	2.3%
Total Operating Revenue	$656,607	$535,748

NM represents year-over-year changes that are not meaningful.

ACMI

	2018	2017	Inc/(Dec)	% Change
ACMI Block Hours	56,571	50,243	6,328	12.6%
ACMI Revenue Per Block Hour	$5,102	$5,137	$(35)	(0.7)%

ACMI revenue increased $30.5 million, or 11.8%, primarily due to increased flying.  The increase in Block Hours was primarily driven by increased 767 flying for Amazon and the start-up of 747-400 flying for several new customers.  Revenue per Block Hour was relatively unchanged as the impact of increased 747-400 flying was largely offset by increased smaller-gauge 767 flying.

Charter

	2018	2017	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	12,690	8,680	4,010	46.2%
Passenger	3,952	5,447	(1,495)	(27.4)%
Total	16,642	14,127	2,515	17.8%

Charter Revenue Per Block Hour:
Cargo	$19,180	$17,660	$1,520	8.6%
Passenger	$20,079	$16,577	$3,502	21.1%
Charter	$19,394	$17,242	$2,152	12.5%

Charter revenue increased $79.2 million, or 32.5%, primarily due to increased flying and an increase in Revenue per Block Hour.  The increase in Charter Block Hours was primarily driven by increased cargo demand from the AMC and commercial cargo customers.  Revenue per Block Hour increased primarily due to higher fuel prices and higher Yields (excluding fuel).

Dry Leasing

Dry Leasing revenue increased $13.7 million, or 44.4%, primarily due to the placement of 767-300 converted freighter aircraft throughout the second half of 2017 and the first three quarters of 2018, as well as the placement of one 777-200 freighter aircraft in February 2018 and a second 777-200 freighter aircraft in July 2018.

Operating Expenses

The following table compares our Operating Expenses for the three months ended September 30 (in thousands):

	2018	2017	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$138,345	$114,505	$23,840	20.8%
Aircraft fuel	119,604	74,048	45,556	61.5%
Maintenance, materials and repairs	88,136	74,457	13,679	18.4%
Depreciation and amortization	55,417	42,033	13,384	31.8%
Travel	41,605	38,260	3,345	8.7%
Aircraft rent	39,973	33,873	6,100	18.0%
Navigation fees, landing fees and other rent	43,258	33,468	9,790	29.3%
Passenger and ground handling services	28,716	28,491	225	0.8%
Loss on disposal of aircraft	-	211	(211)	NM
Transaction-related expenses	765	1,092	(327)	NM
Other	46,318	42,598	3,720	8.7%
Total Operating Expenses	$602,137	$483,036

Salaries, wages and benefits increased $23.8 million, or 20.8%, primarily due to increased flying, a ratification bonus related to an interim agreement with the Southern Air pilots (see Note 12 to our Financial Statements) and fleet growth initiatives.

Aircraft fuel increased $45.6 million, or 61.5%, primarily due to an increase in the average fuel cost per gallon and an increase in consumption related to increased flying.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the three months ended September 30 were:

	2018	2017	Inc/(Dec)	% Change
Average fuel cost per gallon	$2.43	$1.84	$0.59	32.1%
Fuel gallons consumed (000s)	49,206	40,275	8,931	22.2%

Maintenance, materials and repairs increased by $13.7 million, or 18.4%, primarily reflecting $11.0 million of increased Line Maintenance expense due to increased flying and additional repairs performed, and $2.4 million of increased Heavy Maintenance expense.  The higher Line Maintenance primarily reflected increases of $6.1 million for 767 aircraft, $5.1 million for 747-400 aircraft and $2.0 million for 777 aircraft, partially offset by a decrease of $2.7 million for 747-8F aircraft.  Heavy Maintenance expense on 747-400 aircraft increased $7.2 million primarily due to an increase in the number of engine overhauls and additional repairs performed, partially offset by a decrease in the number of D Checks.  Heavy Maintenance expense on 747-8F aircraft decreased $4.9 million primarily due to a decrease in the number of C Checks.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended September 30 were:

Heavy Maintenance Events	2018	2017	Inc/(Dec)
747-8F C Checks	1	4	(3)
747-400 C Checks	2	2	-
767 C Checks	1	2	(1)
747-400 D Checks	-	1	(1)
CF6-80 engine overhauls	4	1	3

Depreciation and amortization increased $13.4 million, or 31.8%, primarily due to additional aircraft operating in 2018, an increase in the scrapping of rotable parts and an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Travel increased $3.3 million, or 8.7%, primarily due to increased flying.

Aircraft rent increased $6.1 million, or 18.0%, primarily due to additional operating leases for 747-400 freighter aircraft to meet increased customer demand.

Navigation fees, landing fees and other rent increased $9.8 million, or 29.3%, primarily due to increased flying and an increase in purchased capacity, which is a component of other rent.

Other increased $3.7 million, or 8.7%, primarily due to increased freight related to an increase in the number of engine overhauls, as well as higher passenger taxes and commission expense on increased revenue from the AMC.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended September 30 (in thousands):

	2018	2017	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(1,592)	$(1,688)	$(96)	(5.7)%
Interest expense	31,115	26,553	4,562	17.2%
Capitalized interest	(1,120)	(1,922)	(802)	(41.7)%
Loss on early extinguishment of debt	-	167	(167)	NM
Unrealized loss (gain) on financial instruments	(46,080)	44,775	(90,855)	NM
Other expense (income)	975	(1,165)	(2,140)	NM

Interest expense increased $4.6 million, or 17.2%, primarily due to the financing of 767-300 aircraft purchases and conversions and the financing of two 777-200 aircraft acquired in 2018.

Unrealized loss (gain) on financial instruments represents the change in fair value of the Amazon Warrant (see Note 6 to our Financial Statements) primarily due to changes in our common stock price.

Income taxes.  Our effective income tax expense rates were 0.0% and 72.7% for the three months ended September 30, 2018 and 2017, respectively.  The effective income tax expense rate for the three months ended September 30, 2018 and 2017 differed from the U.S. statutory rate due to nondeductible or nontaxable changes in the value of the warrant liability (see Note 6 to our Financial Statements).  In addition, the effective income tax expense rates for the three months ended September 30, 2018 were impacted by a benefit of $8.7 million we recorded related to the remeasurement of our deferred income tax liability for Singapore (see Note 9 to our Financial Statements).  The effective income tax rate for the three months ended September 30, 2018 also reflects the reduced U.S. federal corporate income tax rate of 21% as a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017.  For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.  We continue to analyze the different aspects of the U.S. Tax Cuts and Jobs Act of 2017, which could potentially affect the provisional estimates that were recorded at December 31, 2017.

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended September 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2018	2017	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$51,672	$51,185	$487	1.0%
Charter	44,370	34,510	9,860	28.6%
Dry Leasing	12,645	10,245	2,400	23.4%
Total Direct Contribution	$108,687	$95,940	$12,747	13.3%

Unallocated income and expenses, net	$82,830	$63,703	$19,127	30.0%

ACMI Segment

ACMI Direct Contribution increased $0.5 million, or 1.0%, primarily due to increased flying, partially offset by the impact of unscheduled maintenance and higher crew costs, including enhanced wages and work rules resulting from our interim agreement with the Southern Air pilots (see Note 12 to our Financial Statements).  In addition, ACMI Direct Contribution was impacted by the redeployment of 747-400 VIP passenger aircraft to Charter after acquisition from a former CMI customer.

Charter Segment

Charter Direct Contribution increased $9.9 million, or 28.6%, primarily due to increased cargo demand and higher Yields, excluding fuel, partially offset by higher Heavy Maintenance.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $2.4 million, or 23.4%, primarily due to the placement of additional aircraft.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $19.1 million, or 30.0%, primarily due to a ratification bonus related to an interim agreement with the Southern Air pilots (see Note 12 to our Financial Statements), fleet growth initiatives, increased amortization of the Amazon customer incentive asset and higher unallocated interest expense.

Nine Months Ended September 30, 2018 and 2017

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the nine months ended September 30:

Segment Operating Fleet	2018	2017	Inc/(Dec)
ACMI*
747-8F Cargo	9.0	8.1	0.9
747-400 Cargo	16.2	14.0	2.2
747-400 Dreamlifter	3.1	3.1	-
777-200 Cargo	5.3	5.0	0.3
767-300 Cargo	20.0	8.7	11.3
767-200 Cargo	9.0	9.0	-
737-400 Cargo	5.0	5.0	-
747-400 Passenger	0.3	1.0	(0.7)
767-200 Passenger	1.0	1.0	-
Total	68.9	54.9	14.0

Charter
747-8F Cargo	1.0	1.9	(0.9)
747-400 Cargo	12.4	9.9	2.5
747-400 Passenger	2.5	2.0	0.5
767-300 Cargo	0.3	-	0.3
767-300 Passenger	4.0	4.8	(0.8)
Total	20.2	18.6	1.6

Dry Leasing
777-200 Cargo	7.1	6.0	1.1
767-300 Cargo	15.8	6.0	9.8
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	25.9	15.0	10.9

Less: Aircraft Dry Leased to CMI customers	(16.9)	(6.0)	(10.9)
Total Operating Average Aircraft Equivalents	98.1	82.5	15.6
*	ACMI average fleet excludes spare aircraft provided by CMI customers.
Block Hours	2018	2017	Inc/(Dec)	% Change
Total Block Hours**	212,827	181,241	31,586	17.4%
**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the nine months ended September 30 (in thousands):

	2018	2017	Inc/(Dec)	% Change
Operating Revenue
ACMI	$832,777	$687,982	$144,795	21.0%
Charter	954,725	743,302	211,423	28.4%
Dry Leasing	120,837	86,120	34,717	40.3%
Customer incentive asset amortization	(10,010)	(2,873)	7,137	NM
Other	14,437	13,977	460	3.3%
Total Operating Revenue	$1,912,766	$1,528,508

ACMI

	2018	2017	Inc/(Dec)	% Change
ACMI Block Hours	159,662	133,978	25,684	19.2%
ACMI Revenue Per Block Hour	$5,216	$5,135	$81	1.6%

ACMI revenue increased $144.8 million, or 21.0%, primarily due to increased flying and an increase in Revenue per Block Hour.  The increase in Block Hours was primarily driven by increased 767 flying for Amazon, the start-up of 747 flying for several new customers and the redeployment of 747-8F aircraft from the Charter segment.  Revenue per Block Hour increased primarily due to the impact of increased 747-8F and 747-400 flying for new customers, partially offset by increased smaller-gauge 767 flying.

Charter

	2018	2017	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	37,968	30,908	7,060	22.8%
Passenger	13,717	14,903	(1,186)	(8.0)%
Total	51,685	45,811	5,874	12.8%

Charter Revenue Per Block Hour:
Cargo	$18,569	$16,258	$2,311	14.2%
Passenger	$18,204	$16,159	$2,045	12.7%
Charter	$18,472	$16,225	$2,247	13.8%

Charter revenue increased $211.4 million, or 28.4%, primarily due to an increase in Revenue per Block Hour and increased flying.  Revenue per Block Hour increased primarily due to higher fuel prices, the impact of Charter capacity purchased from our ACMI customers that had no associated Charter Block Hours and higher Yields (excluding fuel).  The increase in Charter Block Hours was primarily driven by increased cargo demand from the AMC, increased commercial cargo demand and higher aircraft utilization, partially offset by the redeployment of 747-8F aircraft to the ACMI segment.

Dry Leasing

Dry Leasing revenue increased $34.7 million, or 40.3%, primarily due to the placement of 767-300 converted freighter aircraft throughout the second half of 2017 and the first three quarters of 2018, as well as the placement of one 777-200 freighter aircraft in February 2018 and a second 777-200 freighter aircraft in July 2018.

Operating Expenses

The following table compares our Operating Expenses for the nine months ended September 30 (in thousands):

	2018	2017	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$392,603	$330,080	$62,523	18.9%
Aircraft fuel	345,613	239,966	105,647	44.0%
Maintenance, materials and repairs	261,251	212,042	49,209	23.2%
Depreciation and amortization	155,881	120,913	34,968	28.9%
Travel	123,810	105,510	18,300	17.3%
Aircraft rent	119,778	103,738	16,040	15.5%
Navigation fees, landing fees and other rent	116,553	77,258	39,295	50.9%
Passenger and ground handling services	86,980	77,187	9,793	12.7%
Loss on disposal of aircraft	-	64	(64)	NM
Special charge	9,374	-	9,374	NM
Transaction-related expenses	1,275	3,403	(2,128)	NM
Other	143,663	123,121	20,542	16.7%
Total Operating Expenses	$1,756,781	$1,393,282

Salaries, wages and benefits increased $62.5 million, or 18.9%, primarily due to increased flying, a ratification bonus related to an interim agreement with the Southern Air pilots (see Note 12 to our Financial Statements) and fleet growth initiatives.

Aircraft fuel increased $105.6 million, or 44.0%, primarily due to an increase in the average fuel cost per gallon and an increase in consumption related to increased flying.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the nine months ended September 30 were:

	2018	2017	Inc/(Dec)	% Change
Average fuel cost per gallon	$2.34	$1.85	$0.49	26.5%
Fuel gallons consumed (000s)	147,664	129,420	18,244	14.1%

Maintenance, materials and repairs increased by $49.2 million, or 23.2%, primarily reflecting $36.6 million of increased Line Maintenance expense due to increased flying and additional repairs performed, and $12.1 million of increased Heavy Maintenance expense.  The higher Line Maintenance primarily reflected increases of $18.2 million for 747-400 aircraft, $17.6 million for 767 aircraft and $4.2 million for 777 aircraft, partially offset by a decrease of $4.8 million for 747-8F aircraft.  Heavy Maintenance expense on 747-400 aircraft increased $14.5 million primarily due to an increase in the number of engine overhauls, C Checks and additional repairs performed, partially offset by a decrease in the number of D Checks.  Heavy Maintenance expense on 747-8F aircraft decreased $2.7 million primarily due to a decrease in the number of C Checks.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the nine months ended September 30 were:

Heavy Maintenance Events	2018	2017	Inc/(Dec)
747-8F C Checks	4	6	(2)
747-400 C Checks	9	8	1
767 C Checks	2	4	(2)
747-400 D Checks	2	6	(4)
CF6-80 engine overhauls	13	5	8

Depreciation and amortization increased $35.0 million, or 28.9%, primarily due to additional aircraft operating in 2018, an increase in the scrapping of rotable parts and an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Travel increased $18.3 million, or 17.3%, primarily due to increased flying and higher rates for crew member travel.

Aircraft rent increased $16.0 million, or 15.5%, primarily due to additional operating leases for 747-400 freighter aircraft to meet increased customer demand.

Navigation fees, landing fees and other rent increased $39.3 million, or 50.9%, primarily due to increased flying and an increase in purchased capacity, which is a component of other rent.

Passenger and ground handling services increased $9.8 million, or 12.7%, primarily due to higher costs from flying to more expensive locations and increased Charter flying.

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

Other increased $20.5 million, or 16.7%, primarily due to higher passenger taxes and commission expense on increased revenue from the AMC, the impact of fleet growth initiatives and increased freight related to an increase in the number of engine overhauls.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the nine months ended September 30 (in thousands):

	2018	2017	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(4,704)	$(4,286)	$418	9.8%
Interest expense	87,639	72,747	14,892	20.5%
Capitalized interest	(4,335)	(5,633)	(1,298)	(23.0)%
Loss on early extinguishment of debt	-	167	(167)	NM
Unrealized loss (gain) on financial instruments	11,691	36,225	(24,534)	(67.7)%
Other expense (income)	(10,777)	(357)	10,420	NM

Interest expense increased $14.9 million, or 20.5%, primarily due to the issuance of the 2017 Convertible Notes, the financing of 767-300 aircraft purchases and conversions and the financing of two 777-200 aircraft acquired in 2018.

Capitalized interest decreased $1.3 million, or 23.0% primarily due to a decrease in the number of 767-300 aircraft undergoing passenger-to-freighter conversion.

Unrealized loss (gain) on financial instruments represents the change in fair value of the Amazon Warrant (see Note 6 to our Financial Statements) primarily due to changes in our common stock price.

Other expense (income) increased primarily due to a refund of $12.4 million for aircraft rent paid in previous years.

Income taxes.  Our effective income tax expense rates were 22.0% and 59.1% for the nine months ended September 30, 2018 and 2017, respectively.  The effective income tax expense rates for the nine months ended September 30, 2018 and 2017 differed from the U.S. statutory rate primarily due to nondeductible changes in the value of the warrant liability (see Note 6 to our Financial Statements).  Partially offsetting this difference for the nine months ended September 30, 2018 is a benefit of $8.7 million we recorded related to the remeasurement of our deferred income tax liability for Singapore (see Note 9 to our Financial Statements).  The effective income tax rate for the nine months ended September 30, 2018 also reflects the reduced U.S. federal corporate income tax rate of 21% as a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017.  For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.  We continue to analyze the different aspects of the U.S. Tax Cuts and Jobs Act of 2017, which could potentially affect the provisional estimates that were recorded at December 31, 2017.

Segments

The following table compares the Direct Contribution for our reportable segments for the nine months ended September 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2018	2017	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$145,251	$139,858	$5,393	3.9%
Charter	129,738	87,911	41,827	47.6%
Dry Leasing	36,195	29,629	6,566	22.2%
Total Direct Contribution	$311,184	$257,398	$53,786	20.9%

Unallocated income and expenses, net	$212,373	$181,176	$31,197	17.2%

ACMI Segment

ACMI Direct Contribution increased $5.4 million, or 3.9%, primarily due to increased flying and higher Revenue per Block Hour, partially offset by higher Heavy Maintenance costs, amortization of deferred maintenance costs and higher crew costs, including enhanced wages and work rules resulting from our interim agreement with the Southern Air pilots (see Note 12 to our Financial Statements).  In addition, ACMI Direct Contribution was impacted by the redeployment of 747-400 VIP passenger aircraft to Charter after acquisition from a former CMI customer.

Charter Segment

Charter Direct Contribution increased $41.8 million, or 47.6%, primarily due to increased cargo demand from the AMC, increased commercial cargo demand and higher utilization and Yields (excluding fuel), partially offset by the redeployment of 747-8F aircraft to the ACMI segment.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $6.6 million, or 22.2%, primarily due to the placement of additional aircraft.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $31.2 million, or 17.2%, primarily due to higher unallocated interest expense, a ratification bonus related to an interim agreement with the Southern Air pilots (see Note 12 to our Financial Statements), fleet growth initiatives and increased amortization of the Amazon customer incentive asset.

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

The following is a reconciliation of Income from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Three Months Ended
	September 30, 2018	September 30, 2017	Percent Change

Income (loss) from continuing operations, net of taxes	$71,138	$(24,195)	NM
Impact from:
Loss on disposal of aircraft	-	211
Costs associated with transactions (a)	9,979	1,355
Accrual for legal matters and professional fees	373	1,264
Noncash expenses and income, net (b)	8,369	5,474
Charges associated with refinancing debt	-	167
Unrealized loss (gain) on financial instruments	(46,080)	44,775
Income tax effect of reconciling items	47	643
Adjusted income from continuing operations, net of taxes	$43,826	$29,694	47.6%

Weighted average diluted shares outstanding	28,747	25,262
Add: dilutive warrant (c)	-	1,501
dilutive convertible notes	-	109
effect of convertible notes hedges (d)	(269)	(109)
dilutive restricted stock	-	636
Adjusted weighted average diluted shares outstanding	28,478	27,399

Adjusted Diluted EPS from continuing operations, net of taxes	$1.54	$1.08	42.6%

	For the Nine Months Ended
	September 30, 2018	September 30, 2017	Percent Change

Income (loss) from continuing operations, net of taxes	$59,643	$14,884	NM
Impact from:
Loss on disposal of aircraft	-	64
Special charge	9,374	-
Costs associated with transactions (a)	10,489	3,666
Accrual for legal matters and professional fees	936	1,600
Noncash expenses and income, net (b)	22,499	11,537
Charges associated with refinancing debt	-	167
Unrealized loss (gain) on financial instruments	11,691	36,225
Income tax effect of reconciling items	2,699	(1,061)
Adjusted income from continuing operations, net of taxes	$117,331	$67,082	74.9%

Weighted average diluted shares outstanding	26,274	25,822
Add: dilutive warrant (c)	2,129	1,230
effect of convertible notes hedges (d)	(240)	(36)
Adjusted weighted average diluted shares outstanding	28,163	27,016

Adjusted Diluted EPS from continuing operations, net of taxes	$4.17	$2.48	68.1%
(a)

Costs associated with transactions include a ratification bonus related to an interim agreement with the Southern Air pilots (see Note 12 to our Financial Statements) and other costs associated with our acquisition of Southern Air.

(b)

Noncash expenses and income, net in 2018 and 2017 primarily related to amortization of debt discount on the convertible notes (see Note 8 to our Financial Statements) and amortization of the customer incentive asset related to the Amazon Warrant (see Note 6 to our Financial Statements).

(c)

Dilutive warrants represent potentially dilutive common shares related to the Amazon Warrant (see Note 6 to our Financial Statements).  These shares are excluded from Diluted EPS from continuing operations, net of taxes prepared in accordance with GAAP when they would have been antidilutive.

(d)	Economic benefit from the convertible notes hedges in offsetting dilution from the convertible notes (see Note 8 to our Financial Statements).

Liquidity and Capital Resources

The most significant liquidity events during the first three quarters of 2018 were as follows:

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

In July 2018, we borrowed $20.4 million related to GEnx engine upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 3.38%.

In September 2018, we borrowed an aggregate of $75.0 million through six separate term loans related to the purchase and passenger-to-freighter conversion of 767-300 aircraft at fixed rates ranging from 4.04% to 5.19%.

Operating Activities. Net cash provided by operating activities was $264.1 million for the first three quarters of 2018, which primarily reflected $59.6 million of Net Income (Loss), noncash adjustments of $189.7 million for Depreciation and amortization and $11.7 million for Unrealized loss on financial instruments, and a $56.2 million increase in Accounts payable and accrued liabilities.  Partially offsetting these items was a $59.1 million increase in Accounts receivable and a $34.5 million increase in Prepaid expenses, current assets and other assets.  Net cash provided by operating activities was $195.1 million for the first three quarters of 2017, which primarily reflected $14.0 million of Net Income, noncash adjustments of $142.0 million for Depreciation and amortization and $36.2 million for Unrealized loss on financial instruments, and a $30.4 million increase in Accounts payable and accrued liabilities.  Partially offsetting these items was a $53.3 million increase in Prepaid expenses, current assets and other assets.

Investing Activities. Net cash used for investing activities was $618.7 million for the first three quarters of 2018, consisting primarily of $543.3 million of payments for flight equipment and modifications and $84.8 million of core capital expenditures, excluding flight equipment.  Payments for flight equipment and modifications during the first three quarters of 2018 were primarily related to the purchase of 777-200 aircraft, 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2018 were funded through working capital and the financings discussed above.  Net cash used for investing activities was $401.7 million for the first three quarters of 2017, consisting primarily of $338.5 million of payments for flight equipment and modifications and $66.4 million of core capital expenditures, excluding flight equipment.

Financing Activities. Net cash provided by financing activities was $288.9 million for the first three quarters of 2018, which primarily reflected $400.5 million of proceeds from debt issuance and $135.0 million of proceeds from revolving credit facility, partially offset by $180.7 million of payments on debt, $60.0 million of payment of revolving credit facility and $10.8 million related to the purchase of treasury stock.  Net cash provided by financing activities was $244.6 million for the first three quarters of 2017, which primarily reflected proceeds from debt issuance of $447.9 million, $38.1 million from sale of convertible note warrants and $22.0 million of customer maintenance reserves and deposits received, partially offset by $153.3 million of payments on debt obligations and $70.1 million for the purchase of convertible note hedges.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations and to fund core capital expenditures for 2018.  Core capital expenditures for the remainder of 2018 are expected to range between $20.0 to $30.0 million, which excludes flight equipment and capitalized interest.  We expect to finance the acquisition and conversion of this flight equipment with working capital and the Revolver prior to obtaining permanent financing for the converted aircraft.

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

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the nine months ended September 30, 2018.  For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2017 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of September 30, 2018.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended September 30, 2018, the information required in response to this Item is set forth in Note 12 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Agreement, dated October 1, 2018, among USTRANSCOM and Atlas Air, Inc. among others.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, (v) Consolidated Statements of Stockholders’ Equity as of and for the nine months ended September 30, 2018 and 2017 and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: November 1, 2018	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: November 1, 2018	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer