Form 10-K
period 2018-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2019-02-19
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).  Yes   ☒ No   ☐

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing price of Common Stock as reported on The NASDAQ Global Select Market as of June 30, 2018 was approximately $1,570.9 million. In determining this figure, the registrant has assumed that all directors, executive officers and persons known to it to beneficially own ten percent or more of such Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.  As of February 14, 2019, there were 25,748,988 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s Proxy Statement relating to the 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

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

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

C Check	“Heavy” airframe maintenance checks, which are more intensive in scope than Line Maintenance and are generally performed between 18 and 24 months depending on aircraft type.

D Check	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six or eight years depending on aircraft type.

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

We are focused on the further enhancement of our market-leading ACMI and CMI services.  We are currently the only operator offering both 747-8 and 777 freighter aircraft under ACMI and CMI agreements, and we have the flexibility to expand our fleet in response to market conditions.  We believe that our current fleet represents one of the most efficient, reliable freighter fleets in the market.  Our primary placement for our 747-8F and 747-400F aircraft continues to be long-term ACMI outsourcing contracts with high-credit-quality customers.

During 2018, we continued to expand our CMI and Dry Leasing services with the placement into service of eight Boeing 767-300 freighter aircraft with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), under agreements which involve, among other things, the leasing and operation of 20 aircraft.  Between August 2016 and November 2018, we placed all 20 of these aircraft into service.  In addition to those contracts, our Dry Leasing business includes eight 777 freighters, two of which were acquired in 2018, that are Dry Leased to customers on a long-term basis.  Our Dry Leasing portfolio diversifies our business mix and enhances our predictable, long-term revenue and earnings streams.

AAWW was incorporated in Delaware in 2000. Our principal executive offices are located at 2000 Westchester Avenue, Purchase, New York 10577, and our telephone number is (914) 701-8000.

Operations

Introduction.  Our business is organized into three operating segments based on our service offerings: ACMI, Charter and Dry Leasing.  All segments are directly or indirectly engaged in the business of air transportation services but have different commercial and economic characteristics.  Each operating segment is separately reviewed by our chief operating decision maker to assess operating results and make resource allocation decisions.  Additional information regarding our reportable segments can be found in Note 14 to our consolidated financial statements included in Item 8 of Part II of this Report (the “Financial Statements”).

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

Other Revenue.  Other revenue includes administrative and management support services and flight simulator training.

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

Combined with Polar, we provide ACMI, CMI, Charter and Dry Leasing services to support DHL’s transpacific-express, North American, intra-Asian, and global networks.  In addition, we fly between the Asia Pacific region, the Middle East and Europe on behalf of DHL and other customers.  Atlas also provides incremental charter capacity to Polar and DHL from time to time.  The following table summarizes the aircraft types and services provided to Polar and DHL as of December 31, 2018:

Aircraft	Service	Total
747-8F	ACMI	6
747-400F	ACMI	9
777-200LRF	CMI	4
777-200LRF	CMI and Dry Leasing	2
767-300	CMI and Dry Leasing	4
767-200	CMI	9
737-400F	CMI	5
757-200F	Dry Leasing	1
Total		40

Amazon

In May 2016, we entered into certain agreements with Amazon, which involve, among other things, CMI operation of 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  Between August 2016 and November 2018, we placed all 20 freighter aircraft into service for Amazon.

In conjunction with these agreements, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share.  A portion of the warrant, representing the right to purchase 3.75 million shares, vested upon issuance of the warrant.  The remainder of the warrant, representing the right to purchase 3.75 million shares, vested in increments of 375,000 when the lease and operation of each of the 11th through 20th aircraft commenced.  The warrant is exercisable in accordance with its terms through 2021.  As of December 31, 2018, no portion of the warrant has been exercised.

The agreements also provide incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.50 per share.  This warrant to purchase 3.75 million shares would vest in conjunction with payments by Amazon for additional business with us.  As of December 31, 2018, no portion of this warrant has vested.  Upon vesting, the warrant would become exercisable in accordance with its terms through 2023.

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

Fuel

Historically, aircraft fuel is one of the most significant expenses for us.  During 2018, 2017 and 2016, fuel costs represented 19.5%, 17.4%, and 16.5%, respectively, of our total operating expenses.  Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues, supply and demand, which we can neither control nor accurately predict.

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

In the past, we have not experienced significant difficulties with respect to fuel availability.  Although we do not currently anticipate a significant reduction in the availability of aircraft fuel, a number of factors, such as geopolitical uncertainties in oil-producing nations and shortages of and disruptions to refining capacity or transportation of aircraft fuel from refining facilities, make accurate predictions unreliable.  For example, hostilities and political turmoil in oil-producing nations could lead to disruptions in oil production and or to substantially increased oil prices.  Any inability to obtain aircraft fuel at competitive prices would materially and adversely affect our results of operation and financial condition.

Employees

Our business depends on highly qualified management, operations and flight personnel.  As a percentage of our consolidated operating expenses, salaries, wages and benefits accounted for approximately 22.4% in 2018, 23.8% in 2017 and 25.4% in 2016.  As of December 31, 2018, we had 3,275 employees, 1,890 of whom were pilots.  We maintain a comprehensive training program for our pilots in compliance with U.S. Federal Aviation Administration (“FAA”) requirements, in which each pilot regularly attends recurrent training programs.

Pilots of Atlas and Southern Air, and flight dispatchers of Atlas and Polar, are represented by the International Brotherhood of Teamsters (the “IBT”).  These employees represented approximately 58.5% of our workforce as of December 31, 2018.  We have a five-year collective bargaining agreement (“CBA”) with our Atlas pilots, which became amendable in September 2016; and a four-year CBA with the Southern Air pilots, which became amendable in November 2016. We also have a five-year CBA with our Atlas and Polar dispatchers, which was extended in April 2017 for an additional four years, making the CBA amendable in November 2021.

After we completed the acquisition of Southern Air in April 2016, we informed the IBT of our intention to pursue (and we have been pursuing) a complete operational merger of Atlas and Southern Air.  Pursuant to the merger provisions in both the Atlas and Southern Air CBAs, joint negotiations for a single CBA for Atlas and Southern Air should commence promptly.  Further to this process, once a seniority list is presented to us by the unions, it triggers an agreed-upon timeframe to negotiate a new joint CBA with any unresolved issues submitted to binding arbitration.  After the merger process began, the IBT filed an application for mediation with the National Mediation Board (“NMB”) on behalf of the Atlas pilots, and subsequently the IBT filed a similar application on behalf of Southern Air pilots.  We have opposed both mediation applications as they are not in accordance with the merger provisions in the parties’ existing CBAs.  The Atlas and Southern Air CBAs have a defined and streamlined process for negotiating a joint CBA when a merger occurs, as in the case with the Atlas and Southern Air merger.  The NMB conducted a premediation investigation on the IBT’s Atlas application in June 2016, which is currently pending (along with the IBT’s Southern Air application).  Due to a lack of meaningful progress in such merger discussions, in February 2017, we filed a lawsuit against the IBT to compel arbitration on the issue of whether the merger provisions in Atlas and Southern Air's CBAs apply to the bargaining process.  On March 13, 2018, the Southern District Court of New York (“NY Court”) granted the Company’s motion to compel arbitration on this issue.  The IBT appealed the NY Court’s decision, which is currently pending.  The Company and the IBT conducted the Atlas and Southern Air arbitrations for this issue in October 2018.  The Company expects to receive the arbitration decisions in the first half of 2019. The Company and the IBT continue to move the process forward and will start bargaining in good faith for a new joint CBA during the first quarter of 2019, subject to a framework agreement, until the Atlas and Southern Air arbitrations are decided.

In August 2018, the Southern Air pilots ratified an agreement between Southern Air and the IBT for interim enhancements to the Southern Air pilots’ CBA. The agreement enhances the wages and work rules of the Southern Air pilots and provides similar terms and conditions of employment to those provided to Atlas pilots in the Atlas CBA.  The Southern Air pilot agreement became effective in September 2018.

In September 2017, the Company requested the U.S. District Court for the District of Columbia (the “DC Court”) to issue a preliminary injunction to require the IBT to meet its obligations under the Railway Labor Act of 1926 (the “Railway Labor Act”) and stop the intentional and illegal work slowdowns and service interruptions.  In late November 2017, the Court granted the Company’s request to issue a preliminary injunction to require the IBT to meet its obligations under the Railway Labor Act and stop “authorizing, encouraging, permitting, calling, engaging in, or continuing” any illegal pilot slowdown activities, which were intended to gain leverage in pilot contract negotiations with the Company.  In addition, the Court ordered the IBT to take affirmative action to prevent and to refrain from continuing any form of interference with the Company’s operations or any other concerted refusal to perform normal pilot operations consistent with its status quo obligations under the Railway Labor Act.  In December 2017, the IBT appealed the DC Court’s decision to the U.S. Court of Appeals for the District of Columbia Circuit and oral arguments were held in September 2018.  Pending the outcome of the appeal, the preliminary injunction remains in effect.  The Company believes the IBT’s appeal will be unsuccessful and expects the preliminary injunction to remain in effect.

We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act and may incur additional administrative expenses associated with union representation of our employees.

Maintenance

Maintenance represented our third-largest operating expense for the year ended December 31, 2018.  Primary maintenance activities include scheduled and unscheduled work on airframes and engines.  Scheduled maintenance activities encompass those activities specified in our maintenance program approved by the FAA.  The costs necessary to adhere to these maintenance programs may increase over time, based on the age of the equipment or due to FAA airworthiness directives (“ADs”).

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

The DOT conducts periodic evaluations of each air carrier’s fitness and citizenship.  In the area of fitness, the DOT seeks to ensure that a carrier has the managerial competence, compliance disposition and financial resources needed to conduct the operations for which it has been certificated.  Additionally, each U.S. air carrier must remain a U.S. citizen by (i) being organized under the laws of the United States or a state, territory or possession thereof; (ii) requiring its president and at least two-thirds of its directors and other managing officers to be U.S. citizens; (iii) allowing no more than 25% of its voting stock to be owned or controlled, directly or indirectly, by foreign nationals; and (iv) not being otherwise subject to foreign control.  The DOT broadly interprets “control” to exist when an individual or entity has the potential to exert substantial influence over airline decisions through affirmative action or the threatened withholding of consents and or approvals.  We believe the DOT will continue to find the Airlines’ fitness and citizenship favorable.

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

International. Air transportation in international markets (the vast majority of markets in which the Airlines operate) is subject to extensive additional regulation.  The ability of the Airlines to operate in other countries is governed by aviation agreements between the United States and the respective countries (in the case of Europe, the European Union (the “EU”)) or, in the absence of such an agreement, by principles of reciprocity.  Sometimes, aviation agreements restrict the number of airlines that may operate, their frequency of operation, or the routes over which they may fly.  This makes it necessary for the DOT to award route and operating rights to U.S. air carrier applicants through competitive route proceedings.  International aviation agreements are periodically subject to renegotiation, and changes in U.S. or foreign governments could result in the alteration or termination of such agreements, diminish the value of existing route authorities or otherwise affect Atlas and Polar’s international operations.  Foreign government authorities also impose substantial licensing and business registration requirements and, in some cases, require the advance filing and or approval of schedules or rates.  Moreover, the DOT and foreign government agencies typically regulate alliances and other commercial arrangements between U.S. and foreign air carriers, such as the ACMI and CMI arrangements that Atlas maintains.  Approval of these arrangements is not guaranteed and may be conditional.  In addition, approval during one time period does not guarantee approval in future periods.

A foreign government’s regulation of its own air carriers can also affect our business.  For instance, the EU places limits on the ability of EU carriers to use ACMI aircraft operated by airlines of non-EU member states.  The regulations have a negative impact on our ACMI business opportunities.

Airport Access. The ability of the Airlines to operate suitable schedules is dependent on their ability to gain access to airports of their choice at commercially desirable times and on acceptable terms.  In some cases, this is constrained by the need for the assignment of takeoff and landing “slots” or comparable operational rights.  Like other air carriers, the Airlines are subject to such constraints at slot-restricted airports in cities such as Chicago and a variety of foreign locations (e.g., Incheon, Hong Kong, Shanghai and Tokyo).  The availability of slots is not assured and the inability of the Airlines or their ACMI carrier customers to obtain additional slots could inhibit efforts to provide expanded services in certain international markets.  In addition, nighttime flight restrictions have been imposed or proposed by Hong Kong and various airports in Europe, Canada and the U.S.  These could have an adverse operational and or economic impact.

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

Various jurisdictions, including the EU, U.S. and other international governments and bodies, have implemented or are considering measures to respond to climate change and greenhouse gas emissions.

For instance, in October 2013, the International Civil Aviation Organization (“ICAO”) reached a nonbinding agreement to address climate change by developing global market-based measures to assist in achieving carbon-neutral growth.  In October 2016, ICAO approved a resolution to adopt a global market-based measure known as the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is designed to offset any annual increases in total carbon emissions from international civil aviation above a baseline level determined by the average of 2019 and 2020 emissions.  Although various details regarding the implementation of CORSIA still need to be finalized, a pilot phase will run from 2021 to 2023.  Starting in 2019, the airlines of participating countries, including the United States, will begin monitoring and reporting fuel burn during international flights.  As a result, starting in 2024, covered airlines may need to purchase allowances to offset their assigned share of emissions overages based on the reporting for the 2021 to 2023 compliance period.  For subsequent compliance periods, a similar procedure will apply.

Additionally, the EU continues to address climate change through its Emissions Trading Scheme (“ETS”). Following the end of every year, to the extent the ETS applies, each airline must tender the number of carbon emissions allowances (“Allowances”) corresponding to carbon emissions generated by its covered flight activity during the year.  If the airline’s flight activity during the year has produced carbon emissions exceeding the number of Allowances that it has been awarded, the airline must acquire Allowances from other airlines in the open market.  In recognition of ICAO’s recent adoption of CORSIA, the ETS suspension with respect to flights to and from non-European countries continues through December 31, 2023.  However, the ETS remains applicable to intra-European flights.

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

Brexit. On March 29, 2019, the United Kingdom (“U.K.”) is expected to leave the EU.  As U.S. airlines, the Airlines will remain covered by the U.S.-EU air services agreement, which broadly accords traffic rights between the U.S. and the EU, via intermediate points and beyond.  In December 2018, the U.S. and U.K. governments reached agreement on the terms of an open skies agreement governing U.S. and U.K. airlines after the U.S.-EU agreement ceases to apply to the U.K.  Nevertheless, practical difficulties could arise with respect to operations in the post-Brexit environment. These issues are not expected to have a material adverse effect on our operations.

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

Civil Reserve Air Fleet. As part of our Charter business, Atlas and Polar both participate in the U.S. Civil Reserve Air Fleet (“CRAF”) Program, which permits the U.S. Department of Defense to utilize participants’ aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft.  Participation in the CRAF Program could adversely restrict our commercial business in times of national emergency. Under the CRAF Program, contracts with the AMC are for two-years with an option for the AMC to extend the contract for two additional two-year periods.  We have made a substantial number of our aircraft available for use by the U.S. military in support of their operations and we operate such flights pursuant to cost-based contracts.  Atlas bears all direct operating costs for both passenger and cargo aircraft, which include fuel, insurance, overfly, landing and ground handling expenses.  The contracted charter rates (per mile) and fuel prices (per gallon) are fixed by the AMC periodically.  We receive reimbursements from the AMC each month if the price of fuel paid by us to vendors for the AMC Charter flights exceeds the fixed price.  If the price of fuel paid by us is less than the fixed price, then we pay the difference to the AMC.

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

Competition

The market for ACMI and CMI services is competitive.  We believe that the most important basis for competition in this market is the efficiency and cost-effectiveness of the aircraft assets and the scale, scope and quality of the outsourced operating services provided.  Atlas is currently the only provider of ACMI and CMI services with the modern 747-8 and 777 freighter aircraft.  Our primary competitors providing ACMI and CMI services for 747-400 and 767 aircraft include the following: Air Atlanta Icelandic; Air Transport Services Group, Inc.; Kalitta Air, LLC; and Western Global Airlines.

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

The Dry Leasing business is also competitive.  We believe that we have an advantage over other cargo aircraft lessors in this business as a result of our relationships in the cargo market and our insights and expertise as an operator of aircraft. Titan also competes in the passenger aircraft leasing market to develop key customer relationships, enter strategic geographic markets, and or acquire feedstock aircraft for future freighter conversion.  Our primary competitors in the aircraft leasing market include GE Capital Aviation Services; Altavair Air Finance; and Air Transport Services Group, Inc.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the Securities and Exchange Commission (the “SEC”), are available free of charge through our corporate internet website, www.atlasairworldwide.com, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Airfreight demand has historically been highly dependent on global economic conditions, which could be negatively impacted by changes in U.S. and foreign government trade policies and global economies, among other things.  If demand for our services, Yields or lease rates deteriorate, it could have a material adverse effect on our business, results of operations and financial condition.

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

In addition to the litigation described above, we are subject to a number of Brazilian customs claims, as well as other claims, lawsuits and pending actions which we consider to be routine and incidental to our business (see Note 15 to our Financial Statements).  If we were to receive an adverse ruling or decision on any such claims, it could have an adverse effect on our business, results of operations and financial condition.

Global trade flows are typically seasonal, and our business, including our ACMI customers’ business, experiences seasonal variations.

Global trade flows are typically seasonal in nature, with peak activity occurring during the retail holiday season, which generally begins in September/October and lasts through most of December.  Our ACMI and CMI contracts generally have contractual utilization minimums that typically allow our customers to cancel an agreed-upon percentage of the guaranteed hours of aircraft utilization over the course of a year.  Our ACMI and CMI customers often exercise those cancellation options early in the first quarter of the year, when the demand for air cargo capacity is historically low following the seasonal holiday peak in the fourth quarter of the previous year.  While our revenues typically fluctuate seasonally as described above, a significant proportion of the costs associated with our business, such as debt service, aircraft rent, depreciation and facilities costs, are fixed and cannot easily be reduced to match the seasonal drop in demand.  In addition, we typically incur a higher proportion of Heavy Maintenance during the first half of the year.  As a result, our net operating results are typically lower in the first quarter and increase as the year progresses.

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

We are party to collective bargaining agreements covering pilots of Atlas and Southern Air and a collective bargaining agreement covering our Atlas and Polar flight dispatchers.  This could result in higher labor costs and or result in a work interruption or stoppage.

Pilots of Atlas (who operate Atlas and Polar flights) and Southern Air and flight dispatchers of Atlas and Polar are represented by the IBT.  We have a five-year CBA with our Atlas pilots, which became amendable in September 2016 and a four-year CBA with our Southern Air pilots, which became amendable in November 2016.  Initial negotiations commenced in January of 2016, nine months prior to the amendable date.  Negotiations have continued as governed by a July 6, 2017 framework agreement, which was established to accommodate a joint CBA, and the parties have continued to meet regularly since then.  We also have a five-year CBA with our Atlas and Polar dispatchers, which was extended in April 2017 for an additional four years, making the CBA amendable in November 2021.  We are subject to risks of increased labor costs associated with having a partially unionized workforce, as well as a greater risk of work interruption or stoppage, which could negatively impact our ability to conduct business.  We cannot provide assurance that disputes, including disputes with certified collective bargaining representatives of our employees, will not arise in the future or will result in an agreement on terms satisfactory to us.  In addition, the costs associated with resolving such disputes could have a material adverse effect on our business, results of operations and financial condition.

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

Some of our aircraft are periodically deployed in potentially dangerous situations, which may result in business interruption or harm to our passengers, employees or contractors and or damage to our aircraft/cargo.

Some of our aircraft are deployed in potentially dangerous locations and carry hazardous cargo incidental to the services we provide in support of our customers’ activities.  Some areas through which our flight routes pass are subject to geopolitical instability, which increases the risk of death or injury to our passengers, employees or contractors, business interruption or a loss of, or damage to, our aircraft and or its cargo.  While we maintain insurance to cover injury to our passengers, employees and contractors as well as the loss/damage of aircraft/cargo, except for limited situations, we do not have insurance against the loss arising from business interruption.  It may be difficult to replace lost or substantially damaged aircraft due to the high capital requirements and long delivery lead times for new aircraft or to locate appropriate in-service aircraft available for lease or sale.  Any injury to passengers, employees or contractors or loss/damage of aircraft/cargo could have a material adverse effect on our business, results of operations and financial condition.

We could be adversely affected by a significant data breach or disruption of our information technology systems.

We are heavily and increasingly dependent on technology to operate our business.  Our information technology systems or those of third parties on which we rely could be disrupted due to various events, some of which are beyond our control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures, computer viruses, security breaches and cyber attacks.  In addition, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hactivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error.  A significant disruption could result in a range of potentially material negative consequences for us, including unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data; the loss of functionality of critical systems through ransomware, denial of service or other attacks; and business delays, service or system disruptions, damage to equipment and injury to persons or property.

We have taken numerous steps to implement business resiliency and cybersecurity, as well as, obtained cyber business interruption insurance to help reduce the risk and impact of some of the potential disruptions discussed above.   There can be no assurance, however, that the measures we have taken are adequate to prevent or remedy disruptions or failures of our systems.

A cybersecurity incident could also impact our brand, harm our reputation and adversely impact our relationships with our customers, employees and stockholders.  In addition, a failure of certain of our vital systems could limit our ability to operate our flights for an extended period of time.  Failure to appropriately address these issues could have a material adverse effect on our business, results of operations and financial condition.

Our ability to utilize net operating loss carryforwards for U.S. income tax purposes may be limited. In addition, we operate in multiple jurisdictions and may become subject to a wide range of income and other taxes.

As of December 31, 2018, we had $1.3 billion of federal net operating loss carryforwards (“NOLs”) for U.S. income tax purposes, net of unrecognized tax benefits and valuation allowance, most of which will expire through 2037, if not utilized.  Section 382 of the Internal Revenue Code (“Section 382”) imposes an annual limitation on the amount of a corporation’s U.S. federal taxable income that can be offset by NOLs if it experiences an “ownership change,” as defined by Section 382.  We experienced ownership changes, as defined by Section 382, in 2004 and 2009.  In addition, the acquisition of Southern Air in 2016 constituted an ownership change for that entity.  Accordingly, the use of our NOLs generated prior to these ownership changes is subject to an annual limitation.  If certain changes in our ownership occur prospectively, there could be an additional annual limitation on the amount of utilizable NOLs, which could have a material adverse effect on our business, results of operations and financial condition.

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

As a percentage of our total operating revenue, revenue derived from the AMC was approximately 23.7% in 2018, 23.0% in 2017 and 23.7% in 2016.  Historically, the revenues derived from expansion (or ad-hoc) flights for the AMC significantly exceeded the value of the fixed flight component of our AMC contract.

Revenues from the AMC are derived from two-year contracts with an option for the AMC to extend the contract for two additional two-year periods.  Changes in national and international political priorities can significantly affect the volume of business from the AMC.  Any decrease in U.S. military activity could reduce revenue from the AMC.  In addition, our share of the total business from the AMC depends on several factors, including the total fleet size we commit to the CRAF program and the total number of aircraft deployed by our teaming arrangement partners and competitors in the program.

The AMC also holds all carriers to certain on-time performance requirements as a percentage of flights flown and, as a result of AMC demand volatility, it has become more difficult to comply with those requirements.  To the extent that we fail to meet those performance requirements or if we fail to pass biennial AMC audits, revenues from our business with the AMC could decline through a suspension or termination of our AMC contract.  Our revenues could also decline due to a reduction in the revenue rate we are paid by the AMC, a greater reliance by the AMC on its own fleet or a reduction in our allocation of AMC flying.  Any reduction in our AMC flying could also negatively impact our Charter revenue from commercial customers for trips related to one-way AMC missions.  We expect revenues and profitability from our business with the AMC to continue to remain volatile as the U.S. military continues to move troops and cargo to and from areas of conflict around the world.  If we are unable to effectively deploy any resultant capacity during periods of reduced flying, it could have a material adverse effect on our business, results of operations and financial condition.

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

Dry Leasing customers are primarily responsible for maintaining our aircraft.  Although we require many of our customers to pay us amounts for supplemental maintenance, failure of a customer to perform required maintenance during the lease term could result in higher maintenance costs, a decrease in the value of our aircraft, the inability to re-lease aircraft at favorable rates, if at all, or impairment charges, which could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO OUR INDUSTRY

The market for air cargo services is competitive and if we are unable to compete effectively, we may lose current customers or fail to attract new customers.  We could also be adversely affected if a large number of long-haul freighter aircraft or freighter aircraft of different equipment types are introduced into the market.

Each of the markets in which we participate is competitive and fragmented.  We offer a broad range of aviation services and our competitors vary by geographic market and type of service and include other international and domestic contract carriers, regional and national ground handling and logistics companies, internal cargo units of major airlines and third-party cargo providers.  Competition in the air cargo and transportation market is influenced by several key factors, including quality, price and availability of assets and services.  Regulatory requirements to operate in the U.S. domestic air cargo market have been reduced, facilitating the entry into domestic markets by foreign air cargo companies.  If we were to lose any major customers and or fail to attract customers, it could have a material adverse effect on our business, results of operations and financial condition.

Additionally, an increase in the number of aircraft in the freight market could cause Yields and rates to fall and or could negatively affect our customer base.  If either circumstance were to occur, our business, results of operations and financial condition could be materially and adversely affected.

We are subject to extensive governmental laws and regulations and failure to comply with these laws and regulations in the U.S. and abroad, or the adoption of any new laws, policies or regulations or changes to such regulations, may have an adverse effect on our business.

Our operations and our customers’ operations are subject to complex aviation and transportation laws and regulations, including Title 49 of the U.S. Code, under which the DOT and the FAA exercise regulatory authority over air carriers.  In addition, our business activities and our customers’ business activities fall within the jurisdiction of various other federal, state, local and foreign authorities, including the U.S. Department of Defense, the TSA, U.S. Customs and Border Protection, the U.S. Treasury Department’s Office of Foreign Assets Control and the U.S. EPA and similar state agencies.  In addition, other jurisdictions in which we operate have similar regulatory regimes to which we are subjected.  These laws and regulations may require us to maintain and comply with the terms of a wide variety of certificates, permits, licenses, noise abatement standards, maintenance and other requirements and our failure to do so could result in substantial fines or other sanctions.  These U.S. and foreign aviation regulatory agencies have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with provisions of law or applicable regulations and may impose civil or criminal penalties for violations of applicable rules and regulations.  Such fines, sanctions or penalties, if imposed, could have a material adverse effect on our mode of conducting business, results of operations and financial condition.  In addition, U.S. and foreign governmental authorities may adopt, amend or interpret accounting standards, tax laws, regulations or treaties that could require us to take additional and potentially costly compliance steps or result in our inability to operate some of our aircraft in certain countries, which could have a material adverse effect on our business, results of operations and financial condition.

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

To address climate change, governments have implemented and continue to pursue various means to reduce aviation-related greenhouse gas emissions.  Compliance with these or other measures that are ultimately adopted could result in substantial costs for us.  For instance, in October 2013, the ICAO reached a nonbinding agreement to develop global market-based measures to assist in achieving carbon-neutral growth.  In October 2016, the ICAO approved the CORSIA, which is designed to offset any annual increases in total carbon emissions from international civil aviation above a baseline level determined by the average of 2019 and 2020 emissions.  Although various details regarding the implementation of CORSIA still need to be finalized, a pilot phase will run from 2021 to 2023.  Starting in 2019, the airlines of participating countries will begin monitoring and reporting fuel burn during international flights.  As a result, starting in 2024, covered airlines may need to purchase allowances to offset their assigned share of emissions overages based on the reporting for the 2021 to 2023 compliance period.  For subsequent compliance periods, a similar procedure will apply.

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

If we are unable to attract and retain qualified pilots, it could have an adverse effect on our ability to maintain or expand our business operations.

In 2013, as earlier directed in Public Law 111-216, the FAA issued a final rule increasing the stringency of pilot and cockpit crew qualification and training requirements.  As a result of that rule, all airline pilots, including new hires, must have a minimum of 1,500 hours of operational experience. The FAA rule also has increased the required training time for new commercial pilots.  These regulatory changes and other factors, including reductions in the number of military pilots being trained by the U.S. armed forces, have led to increased demand for pilots.  If we are unable to hire, train and retain qualified pilots, it could have an adverse effect on our ability to maintain or expand our business operations.

RISKS RELATED TO OUR LEASE AND DEBT OBLIGATIONS

Our substantial lease and debt obligations, including aircraft leases and other obligations, could impair our financial condition and adversely affect our ability to raise additional capital to fund our aircraft purchases, operations or other capital requirements, all of which could limit our financial resources and ability to compete, and may make us vulnerable to adverse economic events.

As of December 31, 2018, we had total debt obligations of approximately $2.6 billion and total aircraft operating leases and other lease obligations of $0.7 billion.  We cannot provide assurance that we will be able to obtain future financing arrangements or on terms attractive to us.  Our outstanding financial obligations could have negative consequences, including:

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

Restrictive covenants in certain of our debt and lease obligations, under certain circumstances, could impact our ability to:

•	borrow under certain financing arrangements;
•	consolidate or merge with or into other companies or sell substantially all our assets;
•	expand significantly into lines of businesses beyond existing business activities or those which are cargo-related and or aviation-related and similar businesses; and or
•	modify the terms of debt or lease financing arrangements.

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

In addition, if a make-whole fundamental change (as defined in the applicable indenture), including specified corporate transactions, occurs prior to the maturity date, under certain circumstances, it would increase the conversion rate.  The increase in the conversion rate would be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction, but in no event would increase to greater than 16.3713 shares of our common stock for our convertible notes issued in 2017 and 13.5036 shares of common stock for our convertible notes issued in 2015 per $1,000 of principal, subject to adjustment in the same manner as the conversion rates.  The increase in the conversion rate for Convertible Notes converted in connection with a make-whole fundamental change may result in us having to pay out additional cash in respect of the Convertible Notes upon conversion, or result in additional dilution to our shareholders if the conversion is settled, at our election, in shares of our common stock.

The Convertible Note hedge and warrant transactions may affect the value of our common stock.

In connection with the Convertible Notes offerings, we entered into Convertible Note hedge transactions with option counterparties. The Convertible Note hedge transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of notes and or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. We also entered into warrant transactions with the option counterparties.  However, the warrant transactions could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike prices of the warrants.  Accordingly, when the Convertible Note hedge transactions and the warrant transactions are taken together, the extent to which the Convertible Note hedge transactions reduce the potential dilution to our common stock (or the cash payments in excess of the principal amount of the notes) upon conversion of the notes is effectively capped by the warrant transactions at the strike price of the warrants.

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various hedging transactions, including (without limitation) derivatives, with respect to our common stock and or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the notes (and are likely to do so during any observation period related to a conversion of notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Aircraft

The following tables provide information about AAWW’s aircraft and customer-provided aircraft as of December 31, 2018:

AAWW Aircraft

The following table summarizes AAWW’s aircraft as of December 31, 2018:

Segment and Aircraft Type	Configuration	Owned*	Leased**	Total***	Average Age Years
ACMI and Charter Segments
747-8F	Freighter	10	-	10	6.1
747-400	Freighter	8	19	27	18.6
747-400BCF	Converted Freighter	2	2	4	25.4
747-400	Passenger	4	-	4	23.5
767-300ER	Passenger	5	-	5	25.5
767-300ER	Converted Freighter	2	-	2	27.1
Total		31	21	52	18.1
Dry Leasing Segment
777-200LRF	Freighter	8	-	8	7.6
767-300ERF	Converted Freighter	22	-	22	23.1
757-200	Freighter	1	-	1	29.4
737-800	Passenger	1	-	1	10.9
737-300	Freighter	1	-	1	26.1
Total		33	-	33	19.2
Total Fleet		64	21	85	18.3

*	See Note 10 to our Financial Statements for a description of our financing facilities.
**	See Note 11 to our Financial Statements for a description of our lease obligations.
***	Not included in the table above are two owned aircraft used for training purposes only.

Lease expirations for our leased aircraft included in the above tables range from March 2020 to June 2032.

Customer-provided Aircraft for CMI Service

The following table summarizes customer-provided aircraft as of December 31, 2018:

Aircraft Type	Configuration	Provided by	Total
777-200	Freighter	DHL	4
747-400	Freighter	NCA*	2
747-400	Dreamlifter	Boeing**	4
767-300	Freighter	DHL	2
767-200	Freighter	DHL	9
767-200	Passenger	MLW***	1
737-400	Freighter	DHL	5
Total			27

*	Aircraft owned by Nippon Cargo Airlines Co., Ltd. (“NCA”)
**	Aircraft owned by The Boeing Company (“Boeing”)
***	Aircraft owned by MLW Air, LLC (“MLW Air”)

Ground Facilities

Our principal office is located in Purchase, New York, where we lease approximately 120,000 square feet under a long-term lease, for which the current term expires in 2022.  This office includes both operational and administrative support functions.  We also lease approximately 37,000 square feet of office space in Florence, Kentucky for operational support functions under a long-term lease, for which the current term expires in 2021.  In addition, we lease a variety of smaller offices and ramp space at various airport and regional locations generally on a short-term basis.

ITEM 3. LEGAL PROCEEDINGS

The information required in response to this Item is set forth in Note 15 to our Financial Statements, and such information is incorporated herein by reference.  Such description contains all of the information required with respect hereto.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since 2006, our common stock has been traded on The NASDAQ Global Select Market under the symbol “AAWW”.

As of February 14, 2019, there were approximately 25.7 million shares of our common stock issued and outstanding, and 47 holders of record of our common stock.

See Note 18 to our Financial Statements for a discussion of our stock repurchase program.

Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2018.

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

Performance Graph

The following graph compares the performance of AAWW common stock to the Russell 2000 Index and the Dow Jones Transportation Average for the period beginning December 31, 2013 and ending on December 31, 2018.  The comparison assumes $100 invested in each of our common stock, the Russell 2000 Index and the Dow Jones Transportation Average and reinvestment of all dividends.

Total Return between 12/31/13 and 12/31/18

Cumulative Return	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
AAWW	$100.00	$119.81	$100.46	$126.73	$142.53	$102.53
Russell 2000 Index	$100.00	$103.53	$97.62	$116.63	$131.94	$115.89
Dow Jones Transportation Average	$100.00	$123.50	$101.45	$122.21	$143.40	$123.91

ITEM 6. SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected balance sheet data as of December 31, 2018 and 2017 have been derived from our audited Financial Statements included elsewhere in this Report. The selected balance sheet data as of December 31, 2016, 2015 and 2014, and selected statements of operations data for the years ended December 31, 2015 and 2014 have been derived from our audited Financial Statements not included in this Report.

In the following table, all amounts are in thousands, except for per share data.

	2018	2017	2016	2015	2014
Statement of Operations Data:
Total operating revenues	$2,677,724	$2,156,460	$1,839,627	$1,822,659	$1,799,198
Total operating expenses	2,394,182	1,914,486	1,671,316	1,699,154	1,623,226
Operating income	283,542	241,974	168,311	123,505	175,972
Income from continuing operations, net of taxes (a)	270,647	224,338	42,625	7,286	102,227
Loss from discontinued operations, net of taxes (b)	(80)	(865)	(1,109)	-	-
Net income	270,567	223,473	41,516	7,286	102,227
Less: Net income (loss) attributable to noncontrolling interests	-	-	-	-	(4,530)
Net income attributable to Common Stockholders	$270,567	$223,473	$41,516	$7,286	$106,757
Earnings per share from continuing operations:
Basic	$10.60	$8.89	$1.72	$0.29	$4.08
Diluted	$5.22	$8.68	$1.70	$0.29	$4.07
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.03)	$(0.04)	$-	$-
Diluted	$(0.00)	$(0.03)	$(0.04)	$-	$-
Earnings per share:
Basic	$10.60	$8.85	$1.67	$0.29	$4.08
Diluted	$5.22	$8.64	$1.65	$0.29	$4.07
Balance Sheet Data:
Total assets	$5,534,792	$4,955,462	$4,247,379	$4,164,403	$4,007,277
Long-term debt (less current portion)	$2,205,005	$2,008,986	$1,666,663	$1,739,496	$1,736,747
Total equity	$2,067,964	$1,789,856	$1,517,338	$1,454,183	$1,417,795

(a)	The results for 2017 included a $130.0 million income tax benefit recorded as a result of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (see Note 12 to our Financial Statements).
(b)	See Note 5 to our Financial Statements for the presentation of Florida West International Airways, Inc. as a discontinued operation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements included in Item 8 of this report.

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

We believe that the following competitive strengths will allow us to capitalize on opportunities that exist in the global airfreight industry:

Market leader with leading-edge technology and differentiated, value-creating solutions

The 747-8F and 777-200LRF aircraft are two of the most efficient long-haul wide-body commercial freighters available and we are currently the only operator offering both of these aircraft under ACMI and CMI agreements.  Our operating model deploys our aircraft to drive maximum utilization and value from our fleet.  The scale of our fleet enables us to have aircraft available globally to respond to our customers’ needs, both on a planned and ad hoc basis.  We believe this provides us with a commercial advantage over our competitors that operate smaller and less flexible fleets.

Our Dry Leasing business is primarily focused on a portfolio of eight 777-200LRF aircraft, two of which were acquired during 2018, and our fleet of 767-300 freighter aircraft for regional and domestic applications.  These aircraft are dry leased to customers on a long-term basis, which further diversifies our business mix and enhances our predictable, long-term revenue and earnings streams.

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

In 2016, we entered into agreements with Amazon, which involve, among other things, the lease and operation of 20 aircraft.  Between August 2016 and November 2018, we placed all 20 of these into service.  Also in 2016, we expanded our relationship with DHL through the acquisition of Southern Air which provided us with immediate entry into the 777 and 737 aircraft operating platforms, with ten aircraft and the potential for developing additional business with existing and new customers.

Experienced management team

Our management team has extensive operating and leadership experience in the airfreight, airline, aircraft leasing and logistics industries at companies such as United Airlines, US Airways, Lufthansa Cargo, GE Capital Aviation Services, Air Canada, Canadian Airlines, Cathay Pacific, Continental Airlines, ICF International, ASTAR Air Cargo, DHL and KLM Cargo, as well as the United States Army, Navy, Air Force and Federal Air Marshal Service.  Our management team is led by William J. Flynn, who has over 40 years of experience in freight and transportation and has held senior management positions with several transportation companies.  Prior to joining AAWW more than 12 years ago, Mr. Flynn was President and CEO of GeoLogistics, a global transportation and logistics enterprise.

Business Strategy

Our strategy includes the following:

Focus on securing long-term customer contracts

We will continue to focus on securing long-term contracts with fast-growing customers, including those in express, e-commerce and the fastest-growing regional markets, which provide us with stable revenue streams and predictable margins.  In addition, these agreements limit our direct exposure to fuel and other costs and mitigate the risk of fluctuations in both Yield and demand in the airfreight business, while also improving the overall utilization of our fleet.

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

Our Dry Leasing business is primarily focused on a portfolio of eight modern, efficient 777-200LRF aircraft and our fleet of 767-300 freighter aircraft for regional and domestic applications.  We will continue to explore opportunities to invest in additional aircraft.

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

Business Developments

ACMI

Our ACMI results for 2018, compared with 2017, were positively impacted by increased flying from the following:

•	Between August 2016 and November 2018, we began CMI flying 20 Boeing 767-300 freighter aircraft for Amazon that are also Dry Leased from Titan.
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

•	In July 2018, we began ACMI flying a 747-400 freighter for Industria de Diseño Textil, S.A. (“Inditex”) on routes between the United States, Europe, and Asia.
•	In October 2018, we began flying a 747-400 freighter for SF Express on transpacific routes.

In January 2019, we entered into an agreement to operate three incremental 747-400 freighters for Nippon Cargo Airlines on transpacific routes.  One aircraft is expected to enter service during the second quarter and two are expected to enter service during the third quarter of 2019.

Charter

Charter results for 2018, compared with 2017, reflected an even stronger Charter market as cargo demand from the AMC and commercial cargo customers drove an increase in Block Hours and Yields (excluding fuel).  In addition, Charter results were positively impacted by our acquisition of two 747-400 VIP passenger aircraft in 2018 to expand our passenger Charter business with sports teams and other VIP charter customers.  We previously operated these aircraft for a former CMI customer.

During 2017 and 2018, we entered into seven operating leases for 747-400 freighter aircraft to meet increased customer demand in our ACMI and Charter businesses.  Two aircraft entered service in 2017 and five aircraft entered service during 2018.

Dry Leasing

In February 2018, we acquired a 777-200 freighter aircraft and Dry Leased it to DHL on a long-term basis, as described above.  We completed the acquisition of a second 777-200 freighter aircraft and placed it into service with DHL in July 2018.  As described above, between August 2016 and November 2018, we began Dry Leasing 20 767-300 converted freighter aircraft to Amazon on a long-term basis.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Years Ended December 31, 2018 and 2017

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Segment Operating Fleet	2018	2017	Inc/(Dec)
ACMI*
747-8F Cargo	8.9	8.2	0.7
747-400 Cargo	17.2	14.8	2.4
747-400 Dreamlifter	3.0	3.0	-
777-200 Cargo	5.5	5.0	0.5
767-300 Cargo	21.4	10.4	11.0
767-200 Cargo	9.0	9.0	-
737-400 Cargo	5.0	5.0	-
747-400 Passenger	0.3	1.0	(0.7)
767-200 Passenger	1.0	1.0	-
Total	71.3	57.4	13.9

Charter
747-8F Cargo	1.1	1.8	(0.7)
747-400 Cargo	12.3	9.7	2.6
747-400 Passenger	2.9	2.0	0.9
767-300 Cargo	0.2	-	0.2
767-300 Passenger	4.2	4.7	(0.5)
Total	20.7	18.2	2.5

Dry Leasing
777-200 Cargo	7.3	6.0	1.3
767-300 Cargo	17.2	7.5	9.7
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	27.5	16.5	11.0

Less: Aircraft Dry Leased to CMI customers	(18.5)	(7.5)	(11.0)
Total Operating Average Aircraft Equivalents	101.0	84.6	16.4

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2018	2017	Inc/(Dec)	% Change
Total Block Hours**	296,264	252,802	43,462	17.2%

**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2018	2017	Inc/(Dec)	% Change
Operating Revenue
ACMI	$1,192,704	$988,741	$203,963	20.6%
Charter	1,313,484	1,034,562	278,922	27.0%
Dry Leasing	168,470	119,820	48,650	40.6%
Customer incentive asset amortization	(16,176)	(5,261)	10,915	NM
Other	19,242	18,598	644	3.5%
Total Operating Revenue	$2,677,724	$2,156,460

NM represents year-over-year changes that are not meaningful.

ACMI

	2018	2017	Inc/(Dec)	% Change
ACMI Block Hours	225,665	189,248	36,417	19.2%
ACMI Revenue Per Block Hour	$5,285	$5,225	$60	1.1%

ACMI revenue increased $204.0 million, or 20.6%, primarily due to increased flying and an increase in Revenue per Block Hour.  The increase in Block Hours was primarily driven by increased 767 flying for Amazon, the start-up of 747 flying for several new customers and the redeployment of a 747-8F aircraft from the Charter segment.  Revenue per Block Hour increased primarily due to the impact of increased 747-8F and 747-400 flying for new customers, partially offset by increased smaller-gauge 767 flying.

Charter

	2018	2017	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	50,798	42,625	8,173	19.2%
Passenger	17,683	18,912	(1,229)	(6.5)%
Total	68,481	61,537	6,944	11.3%

Charter Revenue Per Block Hour:
Cargo	$19,136	$17,015	$2,121	12.5%
Passenger	$19,306	$16,354	$2,952	18.1%
Charter	$19,180	$16,812	$2,368	14.1%

Charter revenue increased $278.9 million, or 27.0%, primarily due to an increase in Revenue per Block Hour and increased flying.  Revenue per Block Hour increased primarily due to higher fuel prices, higher Yields (excluding fuel) and the impact of Charter capacity purchased from our ACMI customers that had no associated Charter Block Hours. The increase in Charter Block Hours was primarily driven by increased cargo demand from the AMC and commercial cargo customers, partially offset by the redeployment of a 747-8F aircraft to the ACMI segment. In addition, Charter revenue was positively impacted by the expansion of our flying for sports teams.

Dry Leasing

Dry Leasing revenue increased $48.7 million, or 40.6%, primarily due to the placement of 767-300 converted freighter aircraft during the second half of 2017 and throughout 2018, as well as the placement of one 777-200 freighter aircraft in February 2018 and a second 777-200 freighter aircraft in July 2018.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	2018	2017	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$536,120	$456,075	$80,045	17.6%
Aircraft fuel	467,569	333,046	134,523	40.4%
Maintenance, materials and repairs	359,300	273,676	85,624	31.3%
Depreciation and amortization	217,340	166,713	50,627	30.4%
Travel	166,487	144,699	21,788	15.1%
Aircraft rent	162,444	142,945	19,499	13.6%
Navigation fees, landing fees and other rent	158,911	116,318	42,593	36.6%
Passenger and ground handling services	118,973	107,787	11,186	10.4%
Gain on disposal of aircraft	-	(31)	(31)	NM
Special charge	9,374	106	9,268	NM
Transaction-related expenses	2,111	4,509	(2,398)	NM
Other	195,553	168,643	26,910	16.0%
Total Operating Expenses	$2,394,182	$1,914,486

Salaries, wages and benefits increased $80.0 million, or 17.6%, primarily due to increased flying, fleet growth initiatives, as well as a ratification bonus and enhanced wages and work rules related to an interim agreement with the Southern Air pilots (see Note 15 to our Financial Statements).

Aircraft fuel increased $134.5 million, or 40.4%, primarily due to an increase in the average fuel cost per gallon and an increase in consumption related to increased flying.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for 2018 and 2017 were:

	2018	2017	Inc/(Dec)	% Change
Average fuel cost per gallon	$2.36	$1.89	$0.47	24.9%
Fuel gallons consumed (000s)	198,150	176,093	22,057	12.5%

Maintenance, materials and repairs increased by $85.6 million, or 31.3%, primarily reflecting $49.5 million of increased Line Maintenance expense due to increased flying and additional repairs performed, and $32.3 million of increased Heavy Maintenance expense.  The higher Line Maintenance primarily reflected increases of $25.1 million for 767 aircraft, $22.7 million for 747-400 aircraft and $5.7 million for 777 aircraft, partially offset by a decrease of $5.7 million for 747-8F aircraft.  Heavy Maintenance expense on 747-400 aircraft increased $34.3 million primarily due to an increase in the number of engine overhauls and C Checks, partially offset by a decrease in the number of D Checks.  Heavy Maintenance expense on 747-8F aircraft decreased $3.0 million primarily due to a decrease in the number of C Checks.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for 2018 and 2017 were:

Heavy Maintenance Events	2018	2017	Inc/(Dec)
747-8F C Checks	4	6	(2)
747-400 C Checks	10	9	1
767 C Checks	2	4	(2)
747-400 D Checks	2	7	(5)
CF6-80 engine overhauls	20	5	15

Depreciation and amortization increased $50.6 million, or 30.4%, primarily due to additional aircraft operating in 2018, an increase in the scrapping of rotable parts and an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Travel increased $21.8 million, or 15.1%, primarily due to increased flying.

Aircraft rent increased $19.5 million, or 13.6%, primarily due to additional operating leases for 747-400 freighter aircraft to meet increased customer demand.

Navigation fees, landing fees and other rent increased $42.6 million, or 36.6%, primarily due to increased flying and other rent due to higher purchased capacity to meet increased Charter customer demand.

Passenger and ground handling services increased $11.2 million, or 10.4%, primarily due to higher costs from flying to more expensive locations and increased Charter flying.

Special charge represents a $9.4 million impairment loss on engines traded in as part of our engine acquisition program (see Note 6 to our Financial Statements).  We may sell additional flight equipment, which could result in additional charges in future periods.

Other increased $26.9 million, or 16.0%, primarily due to higher passenger taxes and commission expense on increased revenue from the AMC, the impact of fleet growth initiatives and increased freight related to an increase in the number of engine overhauls.

Non-operating (Income) Expenses

The following table compares our Non-operating (Income) Expenses (in thousands):

	2018	2017	Inc/(Dec)	% Change
Non-operating (Income) Expenses
Interest income	$(6,710)	$(6,009)	$701	11.7%
Interest expense	119,378	99,687	19,691	19.8%
Capitalized interest	(4,727)	(7,389)	(2,662)	(36.0)%
Loss on early extinguishment of debt	-	167	(167)	NM
Unrealized (gain) loss on financial instruments	(123,114)	12,533	(135,647)	NM
Other (income) expense	(10,659)	(387)	10,272	NM

Interest expense increased $19.7 million, or 19.8%, primarily due to the financing of 767-300 aircraft purchases and conversions, the issuance of the 2017 Convertible Notes and the financing of two 777-200 aircraft acquired in 2018.

Capitalized interest decreased $2.7 million, or 36.0%, primarily due to the decrease in the number of 767-300 aircraft undergoing passenger-to-freighter conversion.

Unrealized (gain) loss on financial instruments represents the change in fair value of a customer warrant liability (see Note 8 to our Financial Statements) primarily due to changes in our common stock price.

Other (income) expense increased primarily due to a refund of $12.4 million for aircraft rent paid in previous years.

Income taxes.  Our effective income tax rates were an expense of 12.5% for 2018 and a benefit of 56.5% for 2017.  The effective income tax expense rate for 2018 differed from the U.S. statutory rate primarily due to nondeductible and nontaxable changes in the fair value of a customer warrant liability (see Note 8 to our Financial Statements) and, to a lesser extent, the remeasurement of our deferred income tax liability for Singapore (See Note 12 to our Financial Statements).  The effective income tax expense rate for 2018 also reflects the reduced U.S. federal corporate income tax rate of 21.0% as result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017.  In 2017, the effective income tax rate benefit differed from the U.S. statutory rate primarily due to the revaluation of our U.S. net deferred tax liability as a result of the U.S. Tax Cuts and Jobs Act.  To a lesser extent, the 2017 effective tax rate was impacted by nondeductible and nontaxable changes in the fair value of a customer warrant liability (see Note 8 to our Financial Statements).

Segments

We use an economic performance metric (“Direct Contribution”) representing Income (loss) from continuing operations before income taxes excluding the following: Special charges, Transaction-related expenses, nonrecurring items, Losses (gains) on the disposal of aircraft, Losses on early extinguishment of debt, Unrealized (gains) losses on financial instruments, Gains on investments and Unallocated income and expenses, net.  Direct Contribution shows the profitability of each segment after allocation of direct operating and ownership costs.  We operate our service offerings through the following reportable segments: ACMI, Charter and Dry Leasing.  The following table compares the Direct Contribution for our reportable segments (see Note 14 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2018	2017	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$235,706	$229,498	$6,208	2.7%
Charter	211,661	150,144	61,517	41.0%
Dry Leasing	48,904	39,939	8,965	22.4%
Total Direct Contribution	$496,271	$419,581	$76,690	18.3%

Unallocated income and expenses, net	$298,526	$258,925	$39,601	15.3%

ACMI Segment

ACMI Direct Contribution increased $6.2 million, or 2.7%, primarily due to increased flying and higher Revenue per Block Hour, partially offset by higher Heavy Maintenance costs, amortization of deferred maintenance costs and higher crew costs related to enhanced wages and work rules resulting from our interim agreement with the Southern Air pilots (see Note 15 to our Financial Statements).  In addition, ACMI Direct Contribution was impacted by the redeployment of 747-400 VIP passenger aircraft to Charter after acquisition from a former CMI customer.

Charter Segment

Charter Direct Contribution increased $61.5 million, or 41.0%, primarily due to higher Yields (excluding fuel) and increased cargo demand from the AMC and commercial cargo customers.  In addition, Charter Direct Contribution was positively impacted by the expansion of our flying for sports teams. Partially offsetting these increases were higher Heavy Maintenance costs.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $9.0 million, or 22.4%, primarily due to the placement of additional aircraft.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $39.6 million, or 15.3%, primarily due to fleet growth initiatives, higher unallocated interest expense, increased amortization of a customer incentive asset and a ratification bonus related to an interim agreement with the Southern Air pilots (see Note 15 to our Financial Statements).

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

Salaries, wages and benefits increased $31.7 million, or 7.5%, primarily driven by the impact of the Southern Air acquisition, growth initiatives, increased flying and a special bonus granted to eligible employees below the officer level following the enactment of the U.S. Tax Cuts and Jobs Act.  In addition, crewmember costs were negatively impacted by the aforementioned labor-related operational disruptions.  Partially offsetting these items were costs resulting from a 2016 change in control, as defined under certain benefit plans, related to a customer transaction with warrants (see Note 8 to our Financial Statements) and lower costs related to crew training.

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

Aircraft rent decreased $3.2 million, or 2.2%, primarily due to the amendment and extension of a lease for a 747-400 freighter aircraft to a lower monthly lease rate (see Note 11 to our Financial Statements) and a reduction in the number of spare engines leased.

Navigation fees, landing fees and other rent increased $37.9 million, or 48.3%, primarily due to an increase in purchased capacity and increased flying.

Passenger and ground handling services increased $18.1 million, or 20.2%, primarily due to increased Charter flying.

Special charge in 2016 primarily represented a $10.1 million loss on engines held for sale (see Note 6 to our Financial Statements).  We may sell additional flight equipment, which could result in additional charges in future periods.

Transaction-related expenses in 2017 related to the Southern Air acquisition, which primarily included professional fees and integration costs.  Transaction-related expenses in 2016 related to the Southern Air acquisition and a customer transaction with warrants and primarily included: compensation costs, including employee termination benefits; professional fees; and integration costs (see Notes 5 and 8 to our Financial Statements).

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

Non-operating (Income) Expenses

The following table compares our Non-operating (Income) Expenses (in thousands):

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

Unrealized loss on financial instruments represents the change in fair value of a customer warrant liability (see Note 8 to our Financial Statements) primarily due to changes in our common stock price.

Income taxes.  Our effective income tax rates were a benefit of 56.5% for 2017 and an expense of 52.3% for 2016.  The effective income tax rate benefit for 2017 differed from the U.S. statutory rate primarily due to the enactment on December 22, 2017 of the U.S. Tax Cuts and Jobs Act, which among other things, reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% resulting in a net income tax benefit of $130.0 million related to the revaluation of our U.S. net deferred tax liability (see Note 12 to our Financial Statements). To a lesser extent, the 2017 effective tax rate was impacted by nondeductible and nontaxable changes in the fair value of a customer warrant liability (see Note 8 to our Financial Statements).  The effective income tax expense rate for 2016 differed from the U.S. federal statutory rate primarily due to nondeductible expenses resulting from a change in control, as defined under certain of the Company’s benefit plans, related to a customer transaction with warrants.  The effective rates for both periods were impacted by our assertion to indefinitely reinvest the net earnings of foreign subsidiaries outside the U.S.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 14 to our Financial Statements for the reconciliation to Operating income) (in thousands):

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

Unallocated income and expenses, net

Unallocated income and expenses, net increased $19.2 million, or 7.9%, primarily due to higher costs in 2017 due to the Southern Air acquisition, unallocated interest expense, growth initiatives, amortization of a customer incentive asset, and legal and professional fees related to our preliminary injunction to stop the aforementioned labor-related operational disruptions.  Partially offsetting these items were costs resulting from a 2016 change in control, as defined under certain benefit plans, related to a customer transaction with warrants (see Note 8 to our Financial Statements) and a 2016 accrual for legal matters.

Reconciliation of GAAP to non-GAAP Financial Measures

To supplement our Financial Statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we present certain non-GAAP financial measures to assist in the evaluation of our business performance.  These non-GAAP financial measures include Adjusted income from continuing operations, net of taxes, Adjusted Diluted EPS from continuing operations, net of taxes and Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which exclude certain noncash income and expenses, and items impacting year-over-year comparisons of our results.  These non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for Income from continuing operations, net of taxes and Diluted EPS from continuing operations, which are the most directly comparable measures of performance prepared in accordance with GAAP.

We use these non-GAAP financial measures in assessing the performance of our ongoing operations and in planning and forecasting future periods.  These adjusted measures provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.  In addition, management’s incentive compensation is determined, in part, by using Adjusted Income from continuing operations, net of taxes and Adjusted EBITDA. We believe that these adjusted measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to assist investors and analysts in understanding our business results and assessing our prospects for future performance.

The following is a reconciliation of Income from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	2018	2017	Percent Change
Income from continuing operations, net of taxes	$270,647	$224,338	20.6%
Impact from:
U.S. Tax Cuts and Jobs Act bonus (a)	-	3,684
Gain on disposal of aircraft	-	(31)
Special charge	9,374	106
Costs associated with transactions (b)	11,325	4,772
Accrual for legal matters and professional fees	963	4,129
Noncash expenses and income, net (c)	33,028	17,934
Charges associated with refinancing debt	-	167
Unrealized (gain) loss on financial instruments	(123,114)	12,533
Income tax effect of reconciling items (d)	2,103	(3,962)
Income tax effect of U.S. Tax Cuts and Jobs Act (e)	-	(129,977)
Adjusted income from continuing operations, net of taxes	$204,326	$133,693	52.8%
Weighted average diluted shares outstanding	28,281	25,854
Add: dilutive warrant	-	1,293
effect of convertible notes hedges (f)	(180)	(27)
Adjusted weighted average diluted shares outstanding	28,101	27,120
Adjusted Diluted EPS from continuing operations, net of taxes	$7.27	$4.93	47.5%

	2017	2016	Percent Change
Income from continuing operations, net of taxes	$224,338	$42,625	426.3%
Impact from:
U.S. Tax Cuts and Jobs Act bonus (a)	3,684	-
Gain on disposal of aircraft	(31)	(11)
Special charge	106	10,140
Costs associated with transactions (b)	4,772	45,598
Accrual for legal matters and professional fees	4,129	6,465
Noncash expenses and income, net (c)	17,934	8,111
Charges associated with refinancing debt	167	132
Unrealized loss on financial instruments	12,533	2,888
Income tax effect of reconciling items (d)	(3,962)	(1,651)
Income tax effect of U.S. Tax Cuts and Jobs Act (e)	(129,977)	-
Adjusted income from continuing operations, net of taxes	$133,693	$114,297	17.0%

Weighted average diluted shares outstanding	25,854	25,120
Add: dilutive warrant	1,293	299
effect of convertible notes hedges (f)	(27)	-
Adjusted weighted average diluted shares outstanding	27,120	25,419
Adjusted Diluted EPS from continuing operations, net of taxes	$4.93	$4.50	9.6%

The following is a reconciliation of Income from continuing operations, net of taxes to Adjusted EBITDA (in thousands):

	2018	2017	Percent Change
Income from continuing operations, net of taxes	$270,647	$224,338	20.6%
Income tax expense (benefit)	38,727	(80,966)
Income from continuing operations before income taxes	309,374	143,372
U.S. Tax Cuts and Jobs Act bonus (a)	-	3,684
Gain on disposal of aircraft	-	(31)
Special charge	9,374	106
Costs associated with transactions (b)	11,325	4,772
Accrual for legal matters and professional fees	963	4,129
Noncash expenses and income, net (c)	33,028	17,934
Charges associated with refinancing debt	-	167
Unrealized (gain) loss on financial instruments	(123,114)	12,533
Adjusted pretax income	240,950	186,666
Interest (income) expense, net	92,981	75,631
Other non-operating expenses (income)	(10,659)	(387)
Adjusted operating income	323,272	261,910
Depreciation and amortization	217,340	166,713
Adjusted EBITDA	$540,612	$428,623	26.1%

	2017	2016	Percent Change

Income from continuing operations, net of taxes	$224,338	$42,625	426.3%
Income tax expense (benefit)	(80,966)	46,791
Income from continuing operations before income taxes	143,372	89,416
U.S. Tax Cuts and Jobs Act bonus (a)	3,684	-
Gain on disposal of aircraft	(31)	(11)
Special charge	106	10,140
Costs associated with transactions (b)	4,772	45,598
Accrual for legal matters and professional fees	4,129	6,465
Noncash expenses and income, net (c)	17,934	8,111
Charges associated with refinancing debt	167	132
Unrealized (gain) loss on financial instruments	12,533	2,888
Adjusted pretax income	186,666	162,739
Interest (income) expense, net	75,631	70,616
Other non-operating expenses (income)	(387)	70
Adjusted operating income	261,910	233,425
Depreciation and amortization	166,713	148,876
Adjusted EBITDA	$428,623	$382,301	12.1%

(a)	U.S. Tax Cuts and Jobs Act bonus was granted to eligible personnel below the officer level following enactment.
(b)

Costs associated with transactions in 2018 include a ratification bonus related to an interim agreement with the Southern Air pilots (see Note 15 to our Financial Statements) and other costs associated with our acquisition of Southern Air.  Costs associated with transactions in 2017 primarily related to our acquisition of Southern Air (see Note 5 to our Financial Statements).  Costs associated with transactions in 2016 primarily related to a customer transaction with warrants, including costs resulting from a change in control under certain benefit plans related to a customer transaction with warrants (see Note 8 to our Financial Statements), and our acquisition of Southern Air (see Note 5 to our Financial Statements).

(c)

Noncash expenses and income, net in 2018 and 2017 primarily related to amortization of debt discount on the convertible notes (see Note 10 to our Financial Statements) and amortization of the customer incentive asset related to a customer warrant liability (see Note 8 to our Financial Statements).  Noncash expenses and income, net in 2016 primarily related to amortization of debt discount on the convertible notes (see Note 10 to our Financial Statements).

(d)

Income tax effect of reconciling items in 2018 and 2017 is primarily impacted by a nondeductible customer incentive. Income tax effect of reconciling items in 2016 is primarily impacted by a nondeductible customer incentive and nondeductible compensation expenses resulting from a change in control, as defined under certain of the Company’s benefit plans, both related to a customer transaction with warrants.

(e)	Income tax effect of U.S. Tax Cuts and Jobs Act is due to the revaluation of our U.S. net deferred tax liability (see Note 12 to our Financial Statements).
(f)	Impact of the economic benefit from the convertible note hedges in offsetting dilution from the Convertible Notes (see Note 10 to our Financial Statements).

Liquidity and Capital Resources

The most significant liquidity events during 2018 were as follows:

Debt Transactions

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

During the second quarter of 2018, we borrowed an aggregate of $98.6 million through 12 separate term loans related to the purchase and passenger-to-freighter conversion of 767-300 aircraft at fixed rates ranging from 3.97% to 3.98% for $62.7 million and 5.10% to 5.14% for $35.9 million.

In July 2018, we borrowed $20.4 million related to GEnx engine upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 3.38%.

In September 2018, we borrowed an aggregate of $75.0 million through six separate term loans related to the purchase and passenger-to-freighter conversion of 767-300 aircraft at fixed rates of 4.04% for $63.0 million and 5.19% for $12.0 million.

In November 2018, we borrowed an aggregate of $49.8 million through four separate term loans related to the purchase and passenger-to-freighter conversion of 767-300 aircraft at fixed rates of 4.24% for $41.8 million and 5.40% for $8.0 million.

In November 2018, we borrowed $21.4 million related to GEnx engine upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 3.63%.

In December 2018, we amended and extended our revolving credit facility until December 2022.  In addition, we increased the available amounts under the facility to $200.0 million.  As of December 31, 2018, no amounts are outstanding under our revolving credit facility.

Operating Activities. For 2018, Net cash provided by operating activities was $425.6 million, which primarily reflected $270.6 million of Net Income, noncash adjustments of $265.6 million for Depreciation and amortization, $42.6 million for deferred taxes and $20.3 million for Stock-based compensation and a $72.3 million increase in Accounts payable and accrued liabilities.  Partially offsetting these items was a noncash adjustment of $123.1 for Unrealized gain on financial instruments, a $74.0 million increase in Accounts receivable and a $57.1 million increase in Prepaid expenses, current assets, and other assets.  For 2017, Net cash provided by operating activities was $331.7 million, which primarily reflected $223.5 million of Net Income, noncash adjustments of $197.5 million for Depreciation and amortization, $22.3 million for Stock-based compensation and $12.5 million for Unrealized loss on financial instruments and a $58.5 million increase in Accounts payable and accrued liabilities.  Partially offsetting these items was a noncash adjustment of $81.3 million for deferred taxes, a $67.3 million increase in Prepaid expenses, current assets, and other assets, and a $33.2 million increase in Accounts receivable.

Investing Activities. For 2018, Net cash used for investing activities was $701.3 million, consisting primarily of $599.4 million of payments for flight equipment and modifications, and $114.4 million of core capital expenditures, excluding flight equipment.  Payments for flight equipment and modifications during 2018 were primarily related to the purchase of 777-200 aircraft, 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2018 were funded through working capital and the financings discussed above.  For 2017, Net cash used for investing activities was $541.6 million, consisting primarily of $458.5 million of payments for flight equipment and modifications, and $87.6 million of core capital expenditures, excluding flight equipment.

Financing Activities. For 2018, Net cash provided by financing activities was $216.6 million, which primarily reflected proceeds from debt issuance of $471.6 million, and $15.6 million of customer maintenance reserves and deposits received, partially offset by $250.0 million of payments on debt obligations.  For 2017, Net cash provided by financing activities was $363.5 million, which primarily reflected proceeds from debt issuance of $620.6 million, $38.1 million from the sale of convertible note warrants and $25.8 million of customer maintenance reserves and deposits received, partially offset by $207.1 million of payments on debt obligations, $70.1 million for the purchase of convertible note hedges and $18.5 million of customer maintenance reserves paid.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations, and to fund core capital expenditures for 2019 which are expected to range between $140.0 to $150.0 million.  Core capital expenditures for 2019 exclude flight equipment and capitalized interest.

We may access external sources of capital from time to time depending on our cash requirements, assessments of current and anticipated market conditions, and the after-tax cost of capital.  To that end, we filed a shelf registration statement with the SEC in May 2017 that enables us to sell a yet to be determined amount of debt and or equity securities over the subsequent three years, depending on market conditions, our capital needs and other factors.  Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control.  Additionally, our borrowing costs are affected by market conditions and may be adversely impacted by a tightening in credit markets.

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

Contractual Obligations

The table below provides details of our balances outstanding under credit agreements and future cash contractual obligations as of December 31, 2018 (in millions):

	Total	Payments Due by Period
	Obligations	2019	2020	2021	2022	2023	Thereafter
Debt and capital lease (1)	$2,601.3	$278.0	$392.7	$288.7	$478.8	$433.9	$729.2
Interest on debt (2)	377.9	87.7	77.4	62.8	50.9	37.6	61.5
Aircraft and engine operating leases	695.8	156.6	151.1	160.1	113.2	61.4	53.4
Other operating leases	27.0	10.0	8.3	6.0	2.4	0.3	-
Total Contractual Obligations	$3,702.0	$532.3	$629.5	$517.6	$645.3	$533.2	$844.1

(1)	Debt reflects gross amounts (see Note 10 to our Financial Statements for a discussion of the related unamortized discount).
(2)	Amount represents interest on fixed and floating rate debt at December 31, 2018.

We maintain a noncurrent liability for unrecognized income tax benefits.  To date, we have not resolved the ultimate cash settlement of this liability. As a result, we are not in a position to estimate with reasonable certainty the date upon which this liability, if any, would be payable.

Description of Our Debt Obligations

See Note 10 to our Financial Statements for a description of our debt obligations.

Off-Balance Sheet Arrangements

As of December 31, 2018, 20 of our 85 aircraft are under operating leases (this excludes aircraft provided by CMI customers).  Five are leased through trusts established specifically to purchase, finance and lease aircraft to us.  These leasing entities meet the criteria for variable interest entities.  All fixed price options reflect a fair market value purchase option, and as such, we are not the primary beneficiary of the leasing entities.  We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and the leases do not include a residual value guarantee, fixed-price purchase option or similar feature that would obligate us to absorb decreases in value or entitle us to participate in increases in the value of the aircraft.  We have not consolidated any of the aircraft-leasing trusts because we are not the primary beneficiary.  In addition, we reviewed the other fifteen Atlas aircraft that are under operating leases but not financed through a trust and determined that none of them would be consolidated upon the application of accounting for consolidations.  Our maximum exposure under all operating leases is the remaining lease payments, which amounts are reflected in the future lease commitments above and described in Note 11 to our Financial Statements.

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

In developing these estimates for flight equipment, we use external appraisal and industry data for the equipment types and our anticipated utilization of the assets.

Heavy Maintenance

Except for engines used on our 747-8F aircraft, we account for heavy maintenance costs for airframes and engines used in our ACMI and Charter segments using the direct expense method.  Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs.  When estimating the expected cost for each heavy maintenance event, management considers multiple factors, including historical costs and experience, and information provided by third party maintenance providers.  These estimates may be subsequently adjusted for changes and the final determination of actual costs incurred.  This method can result in expense volatility between quarterly and annual periods, depending on the number and type of heavy maintenance events performed.

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

Variable Interest Rates.  Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. As of December 31, 2018, approximately $75.5 million of our debt at face value had variable interest rates.  If interest rates would have increased or decreased by a hypothetical 20% in the underlying rate as of December 31, 2018, our annual interest expense would have changed in 2018 by approximately $0.8 million.

Foreign Currency.  We have limited exposure to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition.  Our largest exposure comes from the Brazilian real.

Stock Price.  Our earnings are affected by changes in our common stock price due to the impact those changes have on the fair value of our liability for warrants issued to a customer (See Note 8 to our Financial Statements for a description of the warrants).  As of December 31, 2018, our customer warrant liability was $99.0 million.  If our stock price would have increased or decreased resulting in a hypothetical 20% change in the fair value of the customer warrant liability as of December 31, 2018, we would have recognized an additional unrealized loss or gain of approximately $19.8 million in 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Atlas Air Worldwide Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Atlas Air Worldwide Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2018, including the related notes and the financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 19, 2019

We have served as the Company’s auditor since 2007.

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$221,501	$280,809
Short-term investments	15,624	13,604
Restricted cash	11,240	11,055
Accounts receivable, net of allowance of $1,563 and $1,494, respectively	269,320	194,478
Prepaid maintenance	1,040	13,346
Prepaid expenses and other current assets	111,106	74,294
Total current assets	629,831	587,586
Property and Equipment
Flight equipment	5,213,734	4,447,097
Ground equipment	75,939	70,951
Less: accumulated depreciation	(860,354)	(701,249)
Flight equipment modifications in progress	32,916	186,302
Property and equipment, net	4,462,235	4,003,101
Other Assets
Long-term investments and accrued interest	635	15,371
Deferred costs and other assets	344,402	242,919
Intangible assets, net and goodwill	97,689	106,485
Total Assets	$5,534,792	$4,955,462

Liabilities and Equity
Current Liabilities
Accounts payable	$87,229	$65,740
Accrued liabilities	465,669	454,843
Current portion of long-term debt and capital lease	264,835	218,013
Total current liabilities	817,733	738,596
Other Liabilities
Long-term debt and capital lease	2,205,005	2,008,986
Deferred taxes	256,970	214,694
Financial instruments and other liabilities	187,120	203,330
Total other liabilities	2,649,095	2,427,010
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,582,571 and 30,104,648 shares issued, 25,590,293 and 25,292,454 shares outstanding (net of treasury stock), as of December 31, 2018 and December 31, 2017, respectively	306	301
Additional paid-in-capital	736,035	715,735
Treasury stock, at cost; 4,992,278 and 4,812,194 shares, respectively	(204,501)	(193,732)
Accumulated other comprehensive loss	(3,832)	(3,993)
Retained earnings	1,539,956	1,271,545
Total stockholders’ equity	2,067,964	1,789,856
Total Liabilities and Equity	$5,534,792	$4,955,462

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016

Operating Revenue	$2,677,724	$2,156,460	$1,839,627

Operating Expenses
Salaries, wages and benefits	536,120	456,075	424,332
Aircraft fuel	467,569	333,046	275,113
Maintenance, materials and repairs	359,300	273,676	206,106
Depreciation and amortization	217,340	166,713	148,876
Travel	166,487	144,699	127,748
Aircraft rent	162,444	142,945	146,110
Navigation fees, landing fees and other rent	158,911	116,318	78,441
Passenger and ground handling services	118,973	107,787	89,657
Gain on disposal of aircraft	-	(31)	(11)
Special charge	9,374	106	10,140
Transaction-related expenses	2,111	4,509	22,071
Other	195,553	168,643	142,733
Total Operating Expenses	2,394,182	1,914,486	1,671,316

Operating Income	283,542	241,974	168,311

Non-operating (Income) Expenses
Interest income	(6,710)	(6,009)	(5,532)
Interest expense	119,378	99,687	84,650
Capitalized interest	(4,727)	(7,389)	(3,313)
Loss on early extinguishment of debt	-	167	132
Unrealized (gain) loss on financial instruments	(123,114)	12,533	2,888
Other (income) expense	(10,659)	(387)	70
Total Non-operating (Income) Expenses	(25,832)	98,602	78,895

Income from continuing operations before income taxes	309,374	143,372	89,416
Income tax expense (benefit)	38,727	(80,966)	46,791

Income from continuing operations, net of taxes	270,647	224,338	42,625

Loss from discontinued operations, net of taxes	(80)	(865)	(1,109)

Net Income	$270,567	$223,473	$41,516

Earnings per share from continuing operations:
Basic	$10.60	$8.89	$1.72
Diluted	$5.22	$8.68	$1.70
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.03)	$(0.04)
Diluted	$(0.00)	$(0.03)	$(0.04)
Earnings per share:
Basic	$10.60	$8.85	$1.67
Diluted	$5.22	$8.64	$1.65
Weighted average shares:
Basic	25,542	25,241	24,843
Diluted	28,281	25,854	25,120

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net Income	$270,567	$223,473	$41,516
Other comprehensive income:
Reclassification to interest expense	1,485	1,621	1,770
Income tax expense	(354)	(621)	(700)
Other comprehensive income	1,131	1,000	1,070
Comprehensive Income	$271,698	$224,473	$42,586

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Operating Activities:
Income from continuing operations, net of taxes	$270,647	$224,338	$42,625
Less: Loss from discontinued operations, net of taxes	(80)	(865)	(1,109)
Net Income	270,567	223,473	41,516

Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	265,553	197,463	168,721
Accretion of debt securities discount	(888)	(1,172)	(1,277)
Provision for allowance for doubtful accounts	12	198	508
Special charge, net of cash payments	9,374	106	10,140
Loss on early extinguishment of debt	-	167	132
Unrealized (gain) loss on financial instruments	(123,114)	12,533	2,888
Gain on disposal of aircraft	-	(31)	(11)
Deferred taxes	42,580	(81,330)	47,381
Stock-based compensation	20,305	22,319	32,724
Changes in:
Accounts receivable	(74,038)	(33,201)	22,974
Prepaid expenses, current assets and other assets	(57,081)	(67,341)	(29,455)
Accounts payable and accrued liabilities	72,310	58,535	(64,059)
Net cash provided by operating activities	425,580	331,719	232,182
Investing Activities:
Capital expenditures	(114,415)	(87,555)	(46,717)
Payments for flight equipment and modifications	(599,401)	(458,464)	(316,993)
Acquisition of business, net of cash acquired	-	-	(105,392)
Investment in joint venture	(1,050)	-	-
Proceeds from investments	13,604	4,462	11,714
Net cash used for investing activities	(701,262)	(541,557)	(457,388)
Financing Activities:
Proceeds from debt issuance	471,625	620,568	103,492
Payment of debt issuance costs	(9,622)	(14,664)	(4,034)
Payments of debt	(250,015)	(207,093)	(179,153)
Proceeds from revolving credit facility	135,000	150,000	-
Payment of revolving credit facility	(135,000)	(150,000)	-
Customer maintenance reserves and deposits received	15,590	25,784	15,105
Customer maintenance reserves paid	(250)	(18,538)	-
Proceeds from sale of convertible note warrants	-	38,148	-
Payments for convertible note hedges	-	(70,140)	-
Purchase of treasury stock	(10,769)	(10,613)	(11,275)
Excess tax benefit from stock-based compensation	-	-	390
Net cash provided by (used for) financing activities	216,559	363,452	(75,475)
Net increase (decrease) in cash, cash equivalents and restricted cash	(59,123)	153,614	(300,681)
Cash, cash equivalents and restricted cash at the beginning of period	291,864	138,250	438,931
Cash, cash equivalents and restricted cash at the end of period	$232,741	$291,864	$138,250

Noncash Investing and Financing Activities:

Acquisition of flight equipment included in Accounts payable and accrued liabilities	$23,498	$68,732	$14,345
Acquisition of flight equipment under capital lease	$-	$30,419	$10,800

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained	Total
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2015	$290	$(171,844)	$625,244	$(6,063)	$1,006,556	$1,454,183
Net Income	-	-	-	-	41,516	41,516
Other comprehensive income	-	-	-	1,070	-	1,070
Stock-based compensation	-	-	32,724	-	-	32,724
Purchase of 297,569 shares of treasury stock	-	(11,275)	-	-	-	(11,275)
Issuance of 678,160 shares of restricted stock	6	-	(6)	-	-	-
Tax benefit (expense) on restricted stock	-	-	(880)	-	-	(880)
Balance at December 31, 2016	$296	$(183,119)	$657,082	$(4,993)	$1,048,072	$1,517,338
Net Income	-	-	-	-	223,473	223,473
Other comprehensive income	-	-	-	1,000	-	1,000
Stock-based compensation	-	-	22,319	-	-	22,319
Purchase of 195,831 shares of treasury stock	-	(10,613)	-	-	-	(10,613)
Issuance of 471,043 shares of restricted stock	5	-	(5)	-	-	-
Equity component of convertible notes, net of tax	-	-	43,256	-	-	43,256
Purchase of convertible note hedges, net of tax	-	-	(45,065)	-	-	(45,065)
Issuance of warrants	-	-	38,148	-	-	38,148
Balance at December 31, 2017	$301	$(193,732)	$715,735	$(3,993)	$1,271,545	$1,789,856
Net Income	-	-	-	-	270,567	270,567
Other comprehensive income	-	-	-	1,131	-	1,131
Cumulative effect of change in accounting principle	-	-	-	-	(3,126)	(3,126)
Stock-based compensation	-	-	20,305	-	-	20,305
Purchase of 180,084 shares of treasury stock	-	(10,769)	-	-	-	(10,769)
Issuance of 477,923 shares of restricted stock	5	-	(5)	-	-	-
Reclassification of tax effect on other comprehensive loss	-	-	-	(970)	970	-
Balance at December 31, 2018	$306	$(204,501)	$736,035	$(3,832)	$1,539,956	$2,067,964

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2018

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the amounts reported in these financial statements and the related disclosures. Actual results may differ from those estimates.  Estimates are used in determining, among other items, asset lives and residual values, cash flows for impairment analysis, heavy maintenance costs, income tax accounting, business combinations, intangible assets, warrants, contingent liabilities (including, but not limited to litigation accruals), valuation allowances (including, but not limited to, those related to receivables, expendable parts inventory and deferred taxes), revenue, stock-based compensation and self-insurance employee benefit accruals.

Revenue Recognition

ACMI and CMI Services

Our performance obligations under ACMI contracts involve outsourced cargo and passenger aircraft operating services, including the provision of an aircraft, crew, maintenance and insurance.  Our performance obligations under CMI contracts also involve outsourced aircraft operating services, generally including the provision of crew, line maintenance and insurance, but not the aircraft.  ACMI and CMI contracts generally provide for the transfer of the benefits from these performance obligations on a combined basis through the operation of the aircraft over time.  The time interval between when an aircraft departs the terminal until it arrives at the destination terminal is measured in hours and called “Block Hours.”  Customers assume fuel, demand and price risk.  Generally, customers are also responsible for landing, navigation and most other operational fees and costs and, in the case of CMI customers, the provision of the aircraft and heavy and non-heavy maintenance.  When we act as an agent for costs reimbursed by customers, such reimbursed amounts are recorded as Operating Revenue, net of the related costs, when the costs are incurred.  When we are responsible for any of these costs, such reimbursed amounts are recorded as Operating Revenue and the costs are recorded as Operating Expenses as incurred.

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

Charter Services

Our performance obligations under Charter contracts involve the provision of cargo and passenger aircraft charter services to customers, including the U.S. Military Air Mobility Command (“AMC”), brokers, freight forwarders, direct shippers, airlines, sports teams and fans, and private charter customers.  Our obligations are for one or more flights based on a specific origin and destination.  We also provide limited airport-to-airport cargo services to select markets, including several cities in South America.  The customer pays a fixed charter fee or a variable fee generally based on the weight of cargo flown and we typically bear all direct operating costs for both cargo and passenger charters, which include fuel, insurance, landing and navigation fees, and most other operational fees and costs.  When we purchase cargo capacity from our ACMI customers for Charter flights, we are responsible for selling the capacity we purchase.  We record revenue related to such purchased capacity as part of Charter revenue and record the related expenses in Navigation fees, landing fees and other rent.

Revenue from Charter contracts is typically recognized over time as the services are performed based on Block Hours operated on behalf of a customer.  Any revenue adjustments related to on-time performance targets with the AMC are recognized over the applicable measurement period for the adjustment.  We generally expense sales commissions when incurred because the amortization period is less than one year.  Payment terms and conditions vary by charter contract, although many contracts require payment in advance of the services being provided. Since advance payments are typically made shortly before the services are performed, such payments are not considered significant financing components.

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

Expendable Parts

Expendable parts, materials and supplies for flight equipment are carried at average acquisition costs and are included in Prepaid expenses and other current assets.  When used in operations, they are charged to maintenance expense.  Allowances for excess and obsolescence for expendable parts expected to be on hand at the date aircraft are retired from service are provided over the estimated useful lives of the related airframes and engines.  These allowances are based on management estimates, which are subject to change as conditions in the business evolve. The net book value of expendable parts inventory was $49.4 million as of December 31, 2018 and $34.7 million at December 31, 2017, net of allowances for obsolescence of $33.0 million at December 31, 2018 and $27.8 million at December 31, 2017.

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

Depreciation expense related to property and equipment was $196.6 million in 2018, $153.1 million in 2017 and $141.5 million in 2016.

The net book value of flight equipment on dry lease to customers was $1,717.5 million as of December 31, 2018 and $1,270.7 million as of December 31, 2017.  The accumulated depreciation for flight equipment on dry lease to customers was $232.4 million as of December 31, 2018 and $152.7 million as of December 31, 2017.

Rotable parts are recorded in Property and equipment, net, and are depreciated over their average remaining fleet lives and written off when they are determined to be beyond economic repair.  The net book value of rotable parts inventory was $240.7 million as of December 31, 2018 and $184.8 million as of December 31, 2017.

Capitalized Interest

Interest on funds used to finance the acquisition of flight equipment up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset.  Included in capitalized interest is the interest paid on the purchase deposit borrowings directly associated with the acquisition of flight equipment.  The remainder of capitalized interest recorded on the acquisition of flight equipment is determined by taking the weighted average cost of funds associated with our other debt and applying it against the amounts paid for flight equipment modifications and purchase deposits.

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

The total amount of goodwill was $40.4 million, which is included in Intangible assets, net and goodwill in the consolidated balance sheets as of December 31, 2018 and 2017 (see Note 7).  During the fourth quarter of 2018, we performed a qualitative analysis and determined that goodwill was not impaired.

Impairment of Long-Lived Assets

We record impairment charges on long-lived assets when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the associated carrying amount and the net book value of the assets exceeds the associated estimated fair value.

For flight equipment and finite-lived intangibles used in our ACMI and Charter segments, assets are grouped at the operating fleet level for impairment testing.  For flight equipment and finite-lived intangibles used in our Dry Leasing segment, assets are assessed on an individual basis for impairment.

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

Variable Interest Entities and Off-Balance Sheet Arrangements

We hold a 50% interest in GATS GP (BVI) Ltd. (“GATS”), a joint venture with an unrelated third party.  The purpose of the joint venture is to purchase rotable parts and provide repair services for those parts, primarily for our 747-8F aircraft.  The joint venture is a variable interest entity and we have not consolidated GATS because we are not the primary beneficiary as we do not exercise financial control.  Our investment in GATS was $22.3 million as of December 31, 2018 and $22.1 million as of December 31, 2017 and our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts.  GATS does not have any third-party debt obligations.  We had Accounts payable to GATS of $0.5 million as of December 31, 2018 and $0.4 million as of December 31, 2017.

A portion of our operating aircraft are owned or effectively owned and leased through trusts established specifically to purchase, finance and lease aircraft to us. We have not consolidated any aircraft in the related trusts because we are not the primary beneficiary.  Our maximum exposure under these operating leases is the remaining lease payments, which amounts are reflected in the future lease commitments more fully described in Note 11.

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

Heavy Maintenance

Except for engines used on our 747-8F aircraft, we account for heavy maintenance costs for airframes and engines used in our ACMI and Charter segments using the direct expense method.  Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs.  These estimates may be subsequently adjusted for changes and the final determination of actual costs incurred.

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

	2018	2017
Beginning balance, net	$63,868	$19,100
Deferred maintenance costs	53,343	50,675
Amortization of deferred maintenance	(13,564)	(5,907)
Ending balance, net	$103,647	$63,868

Prepaid Maintenance Deposits

Certain of our aircraft financing agreements require security deposits to our finance providers to ensure that we perform major maintenance as required.  These are substantially refundable to us and are accounted for as deposits and included in Prepaid maintenance and in Deferred costs and other assets.  Such amounts were $3.2 million as of December 31, 2018 and $37.3 million at December 31, 2017.

Foreign Currency

While most of our revenues are denominated in U.S. dollars, our results of operations may be exposed to the effect of fluctuations in the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  Gains or losses resulting from foreign currency transactions are included within Non-operating (Income) Expense.

Stock-Based Compensation

We have various stock-based compensation plans for certain employees and outside directors, which are described more fully in Note 16.  We recognize compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period for each award based on the fair value on grant date.  We estimate restricted stock unit forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  As a result, we record stock-based compensation expense only for those awards that are expected to vest.

Supplemental Cash Flow Information

Cash interest paid to lenders is calculated on the face amount of our various debt instruments based on the contractual interest rates in effect during each payment period.

The following table summarizes interest and income taxes paid:

	2018	2017	2016
Interest paid	$86,168	$73,872	$66,306
Income taxes paid, net of refunds	$695	$563	$1,160

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	2018	2017
Cash and cash equivalents	$221,501	$280,809
Restricted cash	11,240	11,055
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$232,741	$291,864

Recent Accounting Pronouncements Adopted in 2018

In February 2018, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for the reporting of comprehensive income.  The guidance permits entities to reclassify to retained earnings the excess tax effects remaining in accumulated other comprehensive income/(loss) after the reduction in the federal corporate income tax rate from 35% to 21% as a result of the U.S. Tax Cuts and Jobs Act of 2017.  The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  We early adopted the new guidance effective as of January 1, 2018.  The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB amended its accounting guidance for revenue recognition.  Subsequently, the FASB issued several clarifications and updates.  The fundamental principles of the new standard are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided.  It also requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  We adopted the new guidance on January 1, 2018 using the modified retrospective approach, under which the guidance is applied beginning on the date of adoption.  Comparative information has not been restated and continues to be reported under the accounting guidance in effect for those periods.  The adoption did not have a material effect on our financial statements (see Note 4).  As a result of adoption, revenue recognized under previous guidance based on flight departure is now recognized over time as the services are performed.  In addition, revenue under certain ACMI and CMI contracts, such as revenue related to contracted minimum block hour guarantees, is now recognized in later periods, and some revenue adjustments related to meeting or exceeding on-time performance targets are now recognized in earlier periods.  Revenue under our Dry Leasing contracts is explicitly excluded from the scope of the new guidance as it is covered by accounting guidance for leases.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB amended its accounting guidance for leases.  Subsequently, the FASB issued several clarifications and updates.  The guidance requires a lessee to recognize assets and liabilities on the balance sheet arising from leases with terms greater than 12 months.  While lessor accounting guidance is relatively unchanged, certain amendments were made to conform with changes made to lessee accounting and the amended revenue recognition guidance.  The new guidance will continue to classify leases as either finance or operating, with classification affecting the presentation and pattern of expense and income recognition, in the statement of operations.  It also requires additional quantitative and qualitative disclosures about leasing arrangements.  The guidance is effective as of the beginning of 2019 and upon adoption must be applied using a modified retrospective approach which allows entities to either apply the new guidance to all periods presented or only to the most current period presented.  Effective January 1, 2019, we are adopting the new guidance and applying the modified retrospective approach to the most current period presented.  We expect to recognize lease assets, net of existing deferred rent and operating lease intangibles, and liabilities on our consolidated balance sheets of approximately $600 million and $650 million, respectively, on the adoption date and we do not expect the adoption to have an impact to our consolidated statements of operations or cash flows.

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

The following table summarizes the aircraft types, services and number of aircraft provided to Polar and DHL as of December 31, 2018:

Aircraft	Service	Total
747-8F	ACMI	6
747-400F	ACMI	9
777-200LRF	CMI	4
777-200LRF	CMI and Dry Leasing	2
767-300	CMI and Dry Leasing	4
767-200	CMI	9
737-400F	CMI	5
757-200F	Dry Leasing	1
Total		40

The following table summarizes our transactions with Polar:

	For the Year Ended December 31,
Revenue and Expenses:	2018	2017	2016
Revenue from Polar	$412,793	$420,564	$407,891
Ground handling and airport fees to Polar	2,301	2,746	1,667

Accounts receivable/payable as of:	December 31, 2018	December 31, 2017
Receivables from Polar	$16,349	$9,558
Payables to Polar	2,527	2,751

Aggregate Carrying Value of Polar Investment as of:	December 31, 2018	December 31, 2017
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

In addition to the amounts in the table above, Atlas recognized revenue of $106.9 million in 2018, $33.5 million in 2017, and $24.6 million in 2016 from flying on behalf of Polar.

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

The following tables provide disclosure of the impact of adoption of the new revenue recognition guidance on our consolidated statement of operations and balance sheet:

	For the Year Ended December 31, 2018
	As Reported	Amounts without Adoption of New Revenue Recognition Guidance	Effect of Change Inc /(Dec)
Consolidated Statement of Operations
Operating Revenue	$2,677,724	$2,674,790	$2,934
Operating Expenses
Other	195,553	194,534	1,019

Income from continuing operations before income taxes	309,374	307,459	1,915
Income tax expense	38,727	38,307	420

Income from continuing operations, net of taxes	270,647	269,152	1,495

	As of December 31, 2018
	As Reported	Amounts without Adoption of New Revenue Recognition Guidance	Effect of Change Inc/(Dec)
Consolidated Balance Sheet
Assets
Accounts receivable, net	$269,320	$268,590	$730
Liabilities and Equity
Accrued liabilities	465,669	466,854	(1,185)
Deferred taxes	256,970	256,550	420
Retained earnings	1,539,956	1,538,461	1,495

Deferred Revenue

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition.  The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Deferred Revenue liability balances during the year ended December 31, 2018 were as follows:

Deferred
Revenue
Balance at beginning of period	$14,958
Revenue recognized	(80,635)
Amounts collected or invoiced	78,684
Balance at end of period	$13,007

Accounts Receivable

Accounts receivable, net of allowances related to customer contracts, excluding Dry Leasing contracts, was $227.1 million as of December 31, 2018 and $173.2 million as of December 31, 2017.

Estimated revenue expected to be recognized in the future is not presented because our contracts, excluding Dry Leasing contracts, typically involve either a duration or measurement period for revenue recognition of one year or less.

5. Southern Air Acquisition

On April 7, 2016, we completed the acquisition of Southern Air and its subsidiaries, including Southern Air Inc. and Florida West International Airways, Inc. (“Florida West”).  The acquisition of Southern Air provided us with immediate entry into 777 and 737 aircraft operating platforms, with the potential for developing additional business with existing and new customers. We believe this augments our ability to offer the broadest array of aircraft and services for domestic, regional and international operations.  Total consideration for Southern Air was $105.8 million, net of cash acquired (see Note 7 for information regarding goodwill and intangible assets acquired).

For 2016, our consolidated results include Southern Air’s operating revenue of $79.8 million.  We incurred Transaction-related expenses of $2.1 million in 2018 and $4.5 million in 2017, primarily related to professional fees and integration costs, and $17.7 million in 2016, primarily related to: certain compensation costs, including employee termination benefits; professional fees; and integration costs associated with the acquisition.

The unaudited pro forma operating revenue for 2016 was $1,866.7 million.  This pro forma information has been calculated as if the acquisition had taken place on January 1, 2015 and is not necessarily indicative of the net sales that actually would have been achieved.  This information includes adjustments to conform with our accounting policies.  The earnings of Southern Air were not material and, accordingly, pro forma and actual earnings information have not been presented.

As part of integrating Southern Air, management decided and committed to pursue a plan to sell Florida West.  As a result, the financial results for Florida West are presented as a discontinued operation and the assets and liabilities of Florida West were classified as held for sale, since the date of acquisition.  In February 2017, management determined that a sale of Florida West was no longer likely to occur and committed to a plan to wind down its operations.  The wind-down of operations was completed in March 2017.

6. Special Charge and Other Income

During 2018 and 2016, we recognized $9.4 million of impairment losses for five CF6-80 engines and $10.1 million of impairment losses for six CF6-80 engines, respectively, to be traded in as part of our engine acquisition program that were classified as held for sale.  Depreciation ceased on the engines when they were classified as held for sale.  The carrying value of one CF6-80 engine held for sale at December 31, 2017 was $1.3 million which was included within Prepaid expenses and other current assets in the consolidated balance sheets.  All of the engines have been traded in as of December 31, 2018.

During 2018, we recognized a refund of $12.4 million related to aircraft rent paid in previous years within Other (income) expense.

7. Intangible Assets, Net and Goodwill

The following table presents our Intangible assets, net and goodwill as of December 31:

	2018	2017
Goodwill	$40,361	$40,361
Fair value adjustments on operating leases	45,531	45,531
Lease intangible	54,891	54,891
Customer relationship	26,280	26,280
Trade name	700	700
Less: accumulated amortization	(70,074)	(61,278)
	$97,689	$106,485

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

Amortization expense related to intangible assets amounted to $8.8 million in 2018, $9.5 million in 2017 and $9.8 million in 2016.

The estimated future amortization expense of intangible assets as of December 31, 2018 is as follows:

2019	$8,094
2020	8,047
2021	8,547
2022	8,862
2023	6,456
Thereafter	17,322
Total	$57,328

8. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involve, among other things, CMI operation of 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to a total of ten years).  Between August 2016 and November 2018, we placed all 20 freighter aircraft into service for Amazon.

In conjunction with these agreements, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share.  A portion of the warrant, representing the right to purchase 3.75 million shares, vested upon issuance of the warrant.  The remainder of the warrant, representing the right to purchase 3.75 million shares, vested in increments of 375,000 when the lease and operation of each of the 11th through 20th aircraft commenced.  The warrant is exercisable in accordance with its terms through 2021.  As of December 31, 2018, no portion of the warrant has been exercised.

The agreements also provide incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.50 per share.  This warrant to purchase 3.75 million shares would vest in conjunction with payments by Amazon for additional business with us.  As of December 31, 2018, no portion of this warrant has vested.  Upon vesting, the warrant would become exercisable in accordance with its terms through 2023.

At a special meeting in September, 2016, the Company’s shareholders, by a vote of approximately 99.9% of the votes cast, approved the issuance of warrants to acquire up to 30% of our outstanding common shares.  This approval constituted a change in control, as defined under certain of the Company’s benefit plans.  As a result, we recognized $23.5 million in expense, including accelerated compensation expense for restricted and performance share and cash awards, during 2016.  The share-based portion of the compensation expense was $13.3 million.

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

	2018	2017
Beginning balance	$106,538	$92,351
Initial value for vested portion of warrant	94,359	19,448
Amortization of customer incentive asset	(16,177)	(5,261)
Ending balance	$184,720	$106,538

The Amazon Warrant liability is marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized (gain) loss on financial instruments.  We utilize a Monte Carlo simulation approach to estimate the fair value of the Amazon Warrant which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility and risk-free interest rate, among others.  We recognized a net unrealized gain of $123.1 million in 2018, and net unrealized losses of $12.5 million in 2017 and $2.9 million in 2016 on the Amazon Warrant.  The fair value of the Amazon Warrant liability was $99.0 million as of December 31, 2018 and $127.8 million as of December 31, 2017.

9. Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	December 31, 2018	December 31, 2017
Maintenance	$133,337	$156,042
Customer maintenance reserves	104,454	89,037
Salaries, wages and benefits	82,809	65,546
Aircraft fuel	32,641	22,196
Deferred revenue	26,584	20,986
U.S. class action settlement	-	30,000
Other	85,844	71,036
Accrued liabilities	$465,669	$454,843

10. Debt

Our debt obligations, as of December 31:

		2018		2017
	Range of Maturity Dates	Interest Rates (1)	Balance	Interest Rates (1)	Balance
Ex-Im Guaranteed Notes	2021 to 2025	1.89%	$481,226	1.89%	$564,184
Term loans and capital leases	2020 to 2032	4.10%	1,474,949	4.16%	1,145,116
Private Placement Facility	2025 to 2026	3.21%	129,482	3.17%	144,539
Convertible Notes	2022 to 2024	2.04%	513,500	2.04%	513,500
EETC	2019	7.52%	2,158	7.52%	11,480
Total principal amount of debt and capital leases			2,601,315		2,378,819
Less: unamortized debt discount and issuance costs			(131,475)		(151,820)
Total debt			2,469,840		2,226,999
Less current portion of debt and capital leases			(264,835)		(218,013)
Long-term debt			$2,205,005		$2,008,986
(1)	Interest rates reflect weighted-average rates as of year-end.

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

The following table summarizes the terms for each term loan entered into during 2018 (in millions):

	Issue	Face	Collateral	Original	Fixed Interest
	Date	Value	Type	Term	Rate
First 2018 Term Loan	March 2018	$19.4	None	60 months	3.12%
Second 2018 Term Loan	May 2018	83.5	777-200	120 months	4.63%
Third 2018 Term Loan	May 2018	83.5	777-200	120 months	4.63%
Fourth 2018 Term Loan	May 2018	20.1	None	60 months	3.31%
Fifth 2018 Term Loan	June 2018	21.1	767-300	108 months	3.97%
Sixth 2018 Term Loan	June 2018	3.9	767-300	108 months	5.14%
Seventh 2018 Term Loan	June 2018	20.7	767-300	108 months	3.98%
Eighth 2018 Term Loan	June 2018	4.0	767-300	108 months	5.14%
Ninth 2018 Term Loan	June 2018	20.9	767-300	108 months	3.98%
Tenth 2018 Term Loan	June 2018	4.0	767-300	108 months	5.13%
Eleventh 2018 Term Loan	June 2018	4.0	767-300	98 months	5.10%
Twelfth 2018 Term Loan	June 2018	4.0	767-300	104 months	5.11%
Thirteenth 2018 Term Loan	June 2018	4.0	767-300	106 months	5.11%
Fourteenth 2018 Term Loan	June 2018	4.0	767-300	106 months	5.11%
Fifteenth 2018 Term Loan	June 2018	4.0	767-300	108 months	5.11%
Sixteenth 2018 Term Loan	June 2018	4.0	767-300	108 months	5.11%
Seventeenth 2018 Term Loan	July 2018	20.4	None	60 months	3.38%
Eighteenth 2018 Term Loan	September 2018	21.0	767-300	108 months	4.04%
Nineteenth 2018 Term Loan	September 2018	4.0	767-300	108 months	5.19%
Twentieth 2018 Term Loan	September 2018	21.0	767-300	108 months	4.04%
Twenty-first 2018 Term Loan	September 2018	4.0	767-300	108 months	5.19%
Twenty-second 2018 Term Loan	September 2018	21.0	767-300	108 months	4.04%
Twenty-third 2018 Term Loan	September 2018	4.0	767-300	108 months	5.19%
Twenty-forth 2018 Term Loan	November 2018	20.9	767-300	108 months	4.24%
Twenty-fifth 2018 Term Loan	November 2018	4.0	767-300	108 months	5.40%
Twenty-sixth 2018 Term Loan	November 2018	20.9	767-300	108 months	4.24%
Twenty-seventh 2018 Term Loan	November 2018	4.0	767-300	108 months	5.40%
Twenty-eighth 2018 Term Loan	November 2018	21.4	None	60 months	3.63%
Total		$471.7

Private Placement Facility

In September 2017, we entered into a debt facility for a total of $145.8 million through private placement to finance the purchase and passenger-to-freighter conversion of six 767-300 freighter aircraft dry leased to a customer (the “Private Placement Facility”).  The Private Placement Facility consists of six separate loans (the “Private Placement Loans”).  Each Private Placement Loan is comprised of an equipment note and an equipment term loan, both secured by the cash flows from a 767-300 freighter aircraft dry lease and the underlying aircraft.  The equipment notes require payment of principal and interest at a fixed interest rate.  The equipment term loans accrue interest, at a fixed rate, which is added to the principal balance outstanding until each equipment note is paid in full.  Subsequently, the equipment term loans require payment of principal and interest over the remaining term of the loans.  The Private Placement Loans are cross-collateralized, but not cross-defaulted, with each other and, except for certain specified events, are not cross-defaulted with other debt facilities of the Company.

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

During 2017, we used the majority of the net proceeds from the 2017 Convertible Notes to repay $150.0 million then outstanding under our revolving credit facility and to fund the cost of the convertible note hedges described below.

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

The Convertible Notes consisted of the following as of December 31:

	2018		2017
	2017 Convertible Notes	2015 Convertible Notes	2017 Convertible Notes	2015 Convertible Notes
Remaining life in months	65	41	77	53
Liability component:
Gross proceeds	$289,000	$224,500	$289,000	$224,500
Less: debt discount, net of amortization	(56,652)	(28,807)	(65,187)	(36,108)
Less: debt issuance cost, net of amortization	(4,457)	(2,716)	(5,216)	(3,445)
Net carrying amount	$227,891	$192,977	$218,597	$184,947

Equity component (1)	$70,140	$52,903	$70,140	$52,903
(1)	Included in Additional paid-in capital on the consolidated balance sheets.

The following table presents the amount of interest expense recognized related to the 2017 Convertible Notes and the 2015 Convertible Notes:

	2018	2017	2016
Contractual interest coupon	$10,470	$8,348	$5,051
Amortization of debt discount	15,855	11,801	6,421
Amortization of debt issuance costs	1,487	1,132	677
Total interest expense recognized	$27,812	$21,281	$12,149

EETC

In 1999, we issued an EETC secured by a 747-400F aircraft in the amount of $109.9 million which matures in February 2019 with fixed interest rates on the underlying equipment notes ranging from 6.88% to 8.77% and an effective interest rate of 7.52%.

Revolving Credit Facility

In December 2018, we amended and extended our previous three-year $150.0 million secured revolving credit facility into a new four-year $200.0 million secured revolving credit facility (the “Revolver”).  The Revolver is for general corporate purposes and is currently secured by mortgages against ten 747-400 and four 767-300 aircraft, and related engines.  Amounts outstanding under the Revolver are subject to borrowing base calculations, collateral coverage and fixed charge ratios.  The Revolver accrues interest monthly at either LIBOR or an agreed upon rate plus a margin of 1.75% per annum for the first $100.0 million and 2.00% per annum when utilization exceeds $100.0 million.  The Revolver includes a facility fee of 0.35% on the undrawn portion.  In connection with entry into the Revolver, we paid usual and customary fees.  There were no amounts outstanding at December 31, 2018 and 2017, and we had $143.5 million of unused availability under the Revolver, based on the collateral borrowing base as of December 31, 2018.

Future Cash Payments for Debt and Capital Leases

The following table summarizes the cash required to be paid by year and the carrying value of our debt reflecting the terms that were in effect as of December 31, 2018:

2019	$278,040
2020	392,657
2021	288,745
2022	478,789
2023	433,857
Thereafter	729,227
Total debt cash payments	2,601,315
Less: unamortized debt discount and issuance costs	(131,475)
Debt	$2,469,840

11. Commitments

Leveraged Lease Structure

In three separate transactions, we issued EETCs to finance the acquisition of five 747-400F aircraft as leveraged leases.  In a leveraged lease, the owner trustee is the owner of record for the aircraft. Wells Fargo Bank Northwest, National Association (“Wells Fargo”) serves as the owner trustee with respect to the leveraged leases in each of our EETC transactions. As the owner trustee of the aircraft, Wells Fargo serves as the lessor of the aircraft under the EETC lease between us and the owner trustee. Wells Fargo also serves as trustee for the beneficial owner of the aircraft, the owner participant. The original owner participant for each aircraft invested (on an equity basis) approximately 20% of the original cost of the aircraft. The remaining approximately 80% of the aircraft cost was financed with debt issued by the owner trustee on a nonrecourse basis in the form of equipment notes.

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

Operating Leases

The following table summarizes rental expenses in:

	2018	2017	2016
Aircraft and engines	$162,444	$142,945	$146,110
Purchased capacity, office, vehicles and other	$63,650	$46,817	$23,727

As of December 31, 2018, 20 of our 85 aircraft were under operating leases, with lease term expiration dates ranging from 2020 to 2025 and an average remaining lease term of 4.5 years.  Certain of our operating leases contain renewal options and escalations.  In addition, we lease engines under short-term lease agreements on an as-needed basis.  We record rent expense on a straight-line basis over the lease term.

The following table summarizes our minimum annual rental commitments as of the periods indicated under non-cancelable aircraft, engine, real estate and other operating leases with initial or remaining terms of more than one year, reflecting the terms that were in effect as of December 31, 2018:

	Aircraft and Engine	Other
	Operating	Operating
	Leases	Leases	Total
2019	$156,561	$9,955	$166,516
2020	151,064	8,319	159,383
2021	160,102	5,954	166,056
2022	113,164	2,427	115,591
2023	61,409	346	61,755
Thereafter	53,403	27	53,430
Total minimum rental payments	$695,703	$27,028	$722,731

In addition to the aircraft we Dry Lease to customers, Polar subleases aircraft from us that are leased from a third party and are included in the table above under aircraft operating leases.

The following table summarizes the contractual amount of minimum income under Dry Leases reflecting the terms that were in effect as of December 31, 2018:

Dry Lease
Income
2019	$180,366
2020	169,202
2021	148,413
2022	140,876
2023	107,248
Thereafter	257,248
Total minimum lease receipts	$1,003,353

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

12. Income Taxes

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

On December 22, 2017, the SEC issued guidance which allowed us to record provisional amounts during a measurement period not to extend beyond one year following enactment.  As a result of that guidance, and based on our interpretation of the U.S. Tax Cuts and Jobs Act, we recorded provisional income tax benefits of $130.0 million in connection with the remeasurement of our U.S. net deferred tax liability in 2017 and updated these income tax benefits in 2018.  Adjustments during the measurement period were not material and have been reflected in income tax expense.  Although we no longer consider the amounts recorded to be provisional, the ultimate impact of the U.S. Tax Cuts and Jobs Act may differ from the amounts reflected in these financial statements due to additional regulatory guidance that may be issued, changes in interpretations and assumptions, additional analysis, and actions we may take as a result.

The significant components of the provision of income taxes are as follows:

	2018	2017	2016
Current:
Federal	$(4,518)	$(133)	$(376)
State and local	68	(99)	(298)
Foreign	597	596	84
Total current (benefit) expense	(3,853)	364	(590)
Deferred:
Federal	43,167	(87,185)	46,391
State and local	1,780	1,868	(1,436)
Foreign	(2,367)	3,987	2,426
Total deferred expense (benefit)	42,580	(81,330)	47,381
Total income tax expense (benefit)	$38,727	$(80,966)	$46,791

The domestic and foreign earnings before income taxes are as follows:

	2018	2017	2016
Domestic	$257,726	$104,321	$61,006
Foreign	51,648	39,051	28,410
Income before income taxes	$309,374	$143,372	$89,416

A reconciliation of the provision (benefit) for income taxes applying the statutory federal income tax rate of 21.0% for the year ended December 31, 2018 and 35.0% for the years ended December 31, 2017 and 2016, respectively, is as follows:

	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
State and local taxes based on income, net of federal benefit	0.8%	0.3%	1.1%
Change in deferred foreign and state tax rates	(3.0%)	0.6%	(2.2%)
Customer incentive	(5.1%)	5.0%	10.9%
Nondeductible expenses related to customer	-	-	13.0%
Other nondeductible expenses	1.2%	1.4%	4.3%
Tax effect of foreign operations	(2.2%)	(7.7%)	(9.4%)
Impact of U.S. Tax Cuts and Jobs Act	-	(90.7%)	-
Other	(0.2%)	(0.4%)	(0.4%)
Effective income tax rate	12.5%	(56.5%)	52.3%

The effective income tax rate for the year ended December 31, 2018 differed from the U.S. statutory rate primarily due to the nondeductible and nontaxable changes in the fair value of a customer warrant liability (see Note 8) and, to a lesser extent, the benefit recorded on the remeasurement of our deferred income tax liability for Singapore (see below).

In 2017, we generated income tax benefits primarily due to the revaluation of our U.S. net deferred tax liability as a result of the U.S. Tax Cuts and Jobs Act.  In 2016, we recorded a nondeductible customer incentive and nondeductible compensation expenses resulting from a change in control, as defined under certain of the Company’s benefit plans, both related to the issuance of warrants (see Note 8).

Prior to the U.S. Tax Cuts and Jobs Act, we indefinitely reinvested outside of the U.S. the net earnings of our foreign Dry Leasing subsidiaries.  We no longer indefinitely reinvest the earnings of our overseas Dry Leasing subsidiaries outside the U.S. As a result, we may repatriate those earnings in the future, and we recorded an immaterial amount of deferred tax expense related to state income taxes for the year ended December 31, 2018.

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The net noncurrent deferred tax asset (liability) was comprised of the following as of December 31:

	Assets (Liabilities)
	2018	2017
Deferred tax assets:
Net operating loss carryforwards and credits	$357,022	$345,245
Accrued compensation	13,176	11,514
Accrued legal settlements	-	6,596
Aircraft leases	17,688	17,323
Goodwill and other intangibles	2,765	7,267
Interest rate derivatives	1,179	1,532
Long-term debt	1,593	1,923
Obsolescence reserve	6,771	5,734
Stock-based compensation	3,203	3,296
Other	508	977
Total deferred tax assets	403,905	401,407
Valuation allowance	(29,871)	(30,869)
Net deferred tax assets	$374,034	$370,538
Deferred tax liabilities:
Fixed assets	$(589,649)	$(562,210)
Acquisition of EETC debt	20	(1,247)
Customer incentive	(15,894)	(6,709)
Deferred maintenance	(22,747)	(14,151)
Total deferred tax liabilities	$(628,270)	$(584,317)

Deferred taxes included within following balance sheet line items:
Deferred taxes	$(256,970)	$(214,694)
Deferred costs and other assets	2,734	915
Net deferred tax assets (liabilities)	$(254,236)	$(213,779)

As of December 31, 2018 and 2017, we had U.S. NOLs, net of unrecognized tax benefits and valuation allowances, of approximately $1.3 billion and $1.2 billion, respectively, most of which will expire through 2037, if not utilized.  We had alternative minimum tax credits of $4.5 million as of December 31, 2018 and 2017 with no expiration date.  Pursuant to the U.S. Tax Cuts and Jobs Act, these credits are refundable on our income tax returns from 2018 through 2022 and are reflected as current and long-term receivables in the accompanying consolidated balance sheets.  Additionally, we had foreign NOLs for Hong Kong and Singapore, net of unrecognized tax benefits of approximately $591.9 million and $465.3 million as of December 31, 2018 and 2017, respectively, with no expiration date.

We participate in an aircraft leasing incentive program in Singapore, which entitled us to a reduced income tax rate of 10.0% on our Singapore Dry Leasing income through July 31, 2018.  We renewed our participation in this program at a reduced income tax rate of 8.0% through July 31, 2023, effective in the third quarter of 2018.  As a result, we recorded a benefit of $8.7 million related to the remeasurement of our deferred income tax liability for Singapore.

Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of a corporation’s U.S. federal taxable income that can be offset by NOLs if it experiences an “ownership change”, as defined.  We experienced ownership changes, as defined, in 2004 and 2009.  In addition, the acquisition of Southern Air in 2016 (see Note 5) constituted an ownership change for that entity.  Accordingly, the use of NOLs generated prior to these ownership changes is subject to an annual limitation.  If certain changes in our ownership occur prospectively, there could be an additional annual limitation on the amount of utilizable NOLs.

On each reporting date, management assesses whether we are more likely than not to realize some or all of our deferred tax assets.  After our assessment, we maintained a valuation allowance of $29.9 million and $30.9 million against our deferred tax assets as of December 31, 2018 and 2017, respectively.  The valuation allowance decreased by $1.0 million during the year ended December 31, 2018.  The valuation allowance decreased by $18.5 million during the year ended December 31, 2017, primarily due to the change in the federal income tax rate under the U.S. Tax Cuts and Jobs Act.  The valuation allowance is attributable to a limitation on NOL utilization resulting from the ownership change under Section 382.  Due to this limitation, we expect a portion of our NOLs generated in 2004 and prior years to eventually expire unused.

A reconciliation of the beginning and ending unrecognized income tax benefits is as follows:

	2018	2017	2016
Beginning balance	$71,717	$113,892	$112,555
Additions for tax positions related to the current year	2,061	1,366	1,587
Additions for tax positions related to prior years	657	40	-
Reductions for tax positions related to prior years	(160)	(43,581)	(250)
Ending balance	$74,275	$71,717	$113,892

If recognized, all of the unrecognized income tax benefits would favorably impact the effective income tax rate.  We will maintain a liability for unrecognized income tax benefits until these uncertain positions are resolved or until the expiration of the applicable statute of limitations, if earlier.

Our policy is to record tax-related interest expense and penalties, if applicable, as a component of income tax expense.  We recorded no interest benefit in 2018 or 2017.  The cumulative liability for tax-related interest was $0.1 million as of December 31, 2018 and 2017.  We have not recorded any liability for income tax-related penalties, and the tax authorities historically have not assessed any.

For U.S. federal income tax purposes, the 2012 through 2018 income tax years remain subject to examination.  The U.S. Internal Revenue Service is currently examining the 2015 tax year.  It is reasonably possible that our unrecognized tax benefits could significantly decrease during 2019.  Due to the uncertainty related to the potential outcome of this examination, we cannot estimate the amount of the potential decrease to our unrecognized tax benefits.  Income tax examinations are also in progress in New Jersey and New York.  The Company files income tax returns in multiple foreign jurisdictions, primarily in Singapore and Hong Kong.  The 2013 through 2018 Singapore income tax years and 2012 through 2018 Hong Kong income tax years are subject to examination.  The Company is currently undergoing an income tax examination in Hong Kong for the 2015 tax year.

13. Financial Instruments

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

Long-term investments consist of debt securities, maturing within five years, for which we have both the ability and the intent to hold until maturity.  These investments are classified as held-to-maturity and reported at amortized cost.  The fair value of our Long-term investments is based on a discounted cash flow analysis using the contractual cash flows of the investments and a discount rate derived from unadjusted quoted interest rates for debt securities of comparable risk.  Such debt securities represent investments in PTCs related to EETCs issued by Atlas in 1998 and 1999.  Interest on debt securities and accretion of discounts using the effective interest method are included in Interest income.

Term loans and notes consist of term loans, the Ex-Im Guaranteed Notes, the Private Placement Facility, the Revolver and EETCs.  The fair values of these debt instruments are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair value of our Convertible Notes is based on unadjusted quoted market prices for these securities.

The fair value of a customer warrant liability and certain long-term performance-based restricted shares are based on a Monte Carlo simulation which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility, and risk-free interest rate, among others.

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$221,501	$221,501	$221,501	$-	$-
Short-term investments	15,624	15,624	-	-	15,624
Restricted cash	11,240	11,240	11,240	-	-
Long-term investments and accrued interest	635	1,138	-	-	1,138
	$249,000	$249,503	$232,741	$-	$16,762

Liabilities
Term loans and notes	$2,048,972	$1,976,373	$-	$-	$1,976,373
Convertible notes (1)	420,868	490,070	490,070	-	-
Customer warrant	99,000	99,000	-	99,000	-
	$2,568,840	$2,565,443	$490,070	$99,000	$1,976,373

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$280,809	$280,809	$280,809	$-	$-
Short-term investments	13,604	13,604	-	-	13,604
Restricted cash	11,055	11,055	11,055	-	-
Long-term investments and accrued interest	15,371	18,074	-	-	18,074
	$320,839	$323,542	$291,864	$-	$31,678

Liabilities
Term loans and notes	$1,791,918	$1,844,445	$-	$-	$1,844,445
Convertible notes (1)	403,544	602,846	602,846	-	-
Customer warrant	127,755	127,755	-	127,755	-
	$2,323,217	$2,575,046	$602,846	$127,755	$1,844,445

(1)	Carrying value is net of debt discounts and debt issuance costs. Hedge transactions associated with the Convertible Notes are reflected in additional paid-in-capital (see Note 10).

Gross unrealized gains on our long-term investments and accrued interest were $0.5 million at December 31, 2018 and $2.7 million at December 31, 2017.

Our Long-term investments include investments in PTCs related to EETCs, and we intend to hold the investments to maturity.

14. Segment Reporting

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

Management allocates the costs attributable to aircraft operation and ownership for our operating fleet among the various segments based on the aircraft type and activity levels in each segment.  Depreciation and amortization expense, aircraft rent, maintenance expense, and other aircraft-related expenses are allocated to segments based upon aircraft utilization because certain individual aircraft are utilized across segments interchangeably.  Other allocation methods are standard activity-based methods that are commonly used in the industry.

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

The Charter segment provides full-planeload air cargo and passenger aircraft charters to customers, including the AMC, brokers, freight forwarders, direct shippers, airlines, sports teams and fans, and private charter customers.  Charter customers generally pay a fixed charter fee or a variable fee generally based on the weight of cargo flown and we bear the direct operating costs.

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income from continuing operations before income taxes:

	2018	2017	2016
Operating Revenue:
ACMI	$1,192,704	$988,741	$834,997
Charter	1,313,484	1,034,562	881,991
Dry Leasing	168,470	119,820	105,795
Customer incentive asset amortization	(16,176)	(5,261)	(537)
Other	19,242	18,598	17,381
Total Operating Revenue	$2,677,724	$2,156,460	$1,839,627

Direct Contribution:
ACMI	$235,706	$229,498	$200,563
Charter	211,661	150,144	133,727
Dry Leasing	48,904	39,939	33,114
Total Direct Contribution for Reportable Segments	496,271	419,581	367,404

Unallocated income and expenses, net	(298,526)	(258,925)	(242,768)
Loss on early extinguishment of debt	-	(167)	(132)
Unrealized gain (loss) on financial instruments	123,114	(12,533)	(2,888)
Special charge	(9,374)	(106)	(10,140)
Transaction-related expenses	(2,111)	(4,509)	(22,071)
Loss on disposal of aircraft	-	31	11
Income from continuing operations before income taxes	309,374	143,372	89,416

Add back (subtract):
Interest income	(6,710)	(6,009)	(5,532)
Interest expense	119,378	99,687	84,650
Capitalized interest	(4,727)	(7,389)	(3,313)
Loss on early extinguishment of debt	-	167	132
Unrealized gain (loss) on financial instruments	(123,114)	12,533	2,888
Other (income) expense	(10,659)	(387)	70
Operating Income	$283,542	$241,974	$168,311

For the years ended December 31, 2017 and 2016, the direct contribution amounts for the ACMI and Charter segments and the unallocated income and expenses, net above have been revised to correct for immaterial adjustments. The Company does not believe the impact to the previously issued consolidated financial statements was material.

The following table disaggregates our Charter segment revenue by customer and service type:

	2018			2017			2016
	Cargo	Passenger	Total	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$644,344	$33,785	$678,129	$519,507	$18,713	$538,220	$429,524	$16,328	$445,852
AMC	327,751	307,604	635,355	205,776	290,566	496,342	170,487	265,652	436,139
Total Charter Revenue	$972,095	$341,389	$1,313,484	$725,283	$309,279	$1,034,562	$600,011	$281,980	$881,991

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the AMC, Polar and DHL (see Note 3 for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from the AMC was $635.4 million for 2018, $496.3 million for 2017 and $436.1 million 2016.  Revenue from DHL was $348.3 million for 2018, $262.6 million for 2017 and $195.1 million for 2016.  We have not experienced any credit issues with either of these customers.

	2018	2017	2016
Depreciation and amortization expense:
ACMI	$93,706	$71,097	$61,630
Charter	38,531	36,539	37,239
Dry Leasing	73,868	47,426	40,164
Unallocated	11,235	11,651	9,843
Total Depreciation and Amortization	$217,340	$166,713	$148,876

15. Labor and Legal Proceedings

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

After we completed the acquisition of Southern Air in April 2016, we informed the IBT of our intention to pursue (and we have been pursuing) a complete operational merger of Atlas and Southern Air.  Pursuant to the merger provisions in both the Atlas and Southern Air CBAs, joint negotiations for a single CBA for Atlas and Southern Air should commence promptly.  Further to this process, once a seniority list is presented to us by the unions, it triggers an agreed-upon timeframe to negotiate a new joint CBA with any unresolved issues submitted to binding arbitration.  After the merger process began, the IBT filed an application for mediation with the National Mediation Board (“NMB”) on behalf of the Atlas pilots, and subsequently the IBT filed a similar application on behalf of Southern Air pilots.  We have opposed both mediation applications as they are not in accordance with the merger provisions in the parties’ existing CBAs.  The Atlas and Southern Air CBAs have a defined and streamlined process for negotiating a joint CBA when a merger occurs, as in the case with the Atlas and Southern Air merger.  The NMB conducted a premediation investigation on the IBT’s Atlas application in June 2016, which is currently pending (along with the IBT’s Southern Air application).  Due to a lack of meaningful progress in such merger discussions, in February 2017, we filed a lawsuit against the IBT to compel arbitration on the issue of whether the merger provisions in Atlas and Southern Air's CBAs apply to the bargaining process.  On March 13, 2018, the Southern District Court of New York (“NY Court”) granted the Company’s motion to compel arbitration on this issue.  The IBT appealed the NY Court’s decision, which is currently pending.  The Company and the IBT conducted the Atlas and Southern Air arbitrations for this issue in October 2018.  The Company expects to receive the arbitration decisions in the first half of 2019. The Company and the IBT continue to move the process forward and will start bargaining in good faith for a new joint CBA during the first quarter of 2019, subject to a framework agreement until the Atlas and Southern Air arbitrations are decided.

In August 2018, the Southern Air pilots ratified an agreement between Southern Air and the IBT for interim enhancements to the Southern Air pilots’ CBA. The agreement enhances the wages and work rules of the Southern

Air pilots and provides similar terms and conditions of employment to those provided to Atlas pilots in the Atlas CBA.  The Southern Air pilot agreement became effective in September 2018.

In September 2017, the Company requested the U.S. District Court for the District of Columbia (the “DC Court”) to issue a preliminary injunction to require the IBT to meet its obligations under the Railway Labor Act of 1926 (the “Railway Labor Act”) and stop the intentional and illegal work slowdowns and service interruptions.  In late November 2017, the Court granted the Company’s request to issue a preliminary injunction to require the IBT to meet its obligations under the Railway Labor Act and stop “authorizing, encouraging, permitting, calling, engaging in, or continuing” any illegal pilot slowdown activities, which were intended to gain leverage in pilot contract negotiations with the Company.  In addition, the Court ordered the IBT to take affirmative action to prevent and to refrain from continuing any form of interference with the Company’s operations or any other concerted refusal to perform normal pilot operations consistent with its status quo obligations under the Railway Labor Act.  In December 2017, the IBT appealed the DC Court’s decision to the U.S. Court of Appeals for the District of Columbia Circuit and oral arguments were held in September 2018.  Pending the outcome of the appeal, the preliminary injunction remains in effect.  The Company believes the IBT’s appeal will be unsuccessful and expects the preliminary injunction to remain in effect.

We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act and may incur additional administrative expenses associated with union representation of our employees.

Matters Related to Alleged Pricing Practices

In the Netherlands, Stichting Cartel Compensation, successor in interest to claims of various shippers, has filed suit in the district court in Amsterdam against British Airways, KLM, Martinair, Air France, Lufthansa and Singapore Airlines seeking recovery for damages purportedly arising from allegedly unlawful pricing practices of such defendants.  In response, British Airways, KLM, Martinair, Air France and Lufthansa filed third-party indemnification lawsuits against Polar Air Cargo, LLC (“Old Polar”), a consolidated subsidiary of the Company, and Polar, seeking indemnification in the event the defendants are found to be liable in the main proceedings.  Another defendant, Thai Airways, filed a similar indemnification claim.  Activities in the case have focused on  various procedural issues, some of which are awaiting court determination.  The Netherlands proceedings are likely to be affected by a decision readopted by the European Commission in March 2017, finding EU competition law violations by British Airways, KLM, Martinair, Air France and Lufthansa, among others, but not Old Polar or Polar.  We are unable to reasonably predict the outcome of the litigation.  If the Company, Old Polar or Polar were to incur an unfavorable outcome, such outcome may have a material adverse impact on our business, financial condition, results of operations or cash flows.  We are unable to reasonably estimate a range of possible loss for this matter at this time.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $5.3 million in aggregate based on December 31, 2018 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  Furthermore, we may seek appropriate indemnity from the shipper in each claim as may be feasible.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $4.1 million as of December 31, 2018 and $5.1 million as of December 31, 2017, and is included in Deferred costs and other assets.

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

16. Stock-Based and Long-term Incentive Compensation Plans

In 2007, our stockholders approved a Long-Term Incentive Plan (the “2007 Plan”).  An aggregate of 0.6 million shares of common stock were reserved for issuance to participants under the 2007 Plan.  The 2007 Plan provided for stock awards of up to approximately 2.8 million shares of AAWW’s common stock to employees in various forms, including cash awards and performance cash awards.  Stock awards included nonqualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards.  In 2016, the stockholders approved a revised Long-Term Incentive Plan (the “2016 Plan”), which replaced the 2007 Plan.  An aggregate of 0.8 million shares of common stock were reserved for issuance to participants under the 2016 Plan.  No new awards have been made under the 2007 Plan since the adoption of the 2016 Plan in May 2016.

In 2018, the stockholders approved a revised Long-Term Incentive Plan (the “2018 Plan”), which replaced the 2016 Plan.  An aggregate of 0.5 million shares of common stock were reserved for issuance to participants under the 2018 Plan.  No new awards have been made under the 2016 Plan since the adoption of the 2018 Plan in May 2018.  The portion of the 2018 Plan, the 2016 Plan and the 2007 Plan applicable to employees is administered by the compensation committee of the board of directors, which also establishes the terms of the awards.  Awards outstanding under the 2007 Plan and 2016 Plan will continue to be governed by the terms of those plans and agreements under which they were granted.  The 2018 Plan limits the terms of awards to ten years and prohibits the granting of awards more than ten years after the effective date of the 2018 Plan.

As of December 31, 2018, the 2016 Plan had a total of 0.6 million shares of common stock available for future award grants to management and members of the board of directors.  Including the impact of the change in control as defined under the benefit plan in 2016 (see Note 8), our compensation expense for all plans was $19.1 million in 2018, $20.9 million in 2017 and $30.9 million in 2016.  Income tax benefits recognized for share-based compensation arrangements were $4.8 million in 2018, $5.3 million in 2017 and $8.7 million in 2016.

Restricted Share and Time-based Cash Awards

Restricted share awards, which have been granted in units, and time-based cash awards generally vest and are expensed over one-, three- or four- year periods.  As of December 31, 2018, a total of 4.0 million restricted shares have been granted under the 2007, 2016 and 2018 Plans.  All shares were valued at their fair market value, which is the closing price of the Company's stock on the date of grant.  Unrecognized stock compensation cost as of December 31, 2018 is $18.2 million and will be recognized over the remaining weighted average life of 1.8 years.

In 2018, we granted time-based cash awards to employees and recognized compensation expense totaling $2.1 million. For the time-based cash awards, we had accruals of $2.1 million as of December 31, 2018 in Accrued liabilities.

A summary of our restricted shares as of December 31, 2018 and changes during the year then ended are presented below:

		Weighted-Average
Restricted Share Awards	Number of Shares	Grant-Date Fair Value
Unvested as of December 31, 2017	772,157	$44.95
Granted	159,763	60.47
Vested	(318,020)	42.28
Forfeited	(9,105)	48.32
Unvested as of December 31, 2018	604,795	$50.34

The total fair value of shares vested on various vesting dates was $13.4 million in 2018, $14.8 million in 2017 and $19.8 million in 2016.  Weighted average grant date fair value was $54.40 in 2017 and $36.10 in 2016.

Performance Share and Performance Cash Awards

Performance share awards, which have been granted in units, and performance cash awards granted are expensed over three years, which generally is the requisite service period.  Awards generally become vested if (1) we achieve certain specified performance levels compared with predetermined performance thresholds during a three-year period starting in the grant year and ending on December 31 three years later, and (2) the employee remains employed by us through the determination date which can be no later than four months following the end of the Performance Period.  Full or partial vesting may occur for certain employee terminations.  For performance share and performance cash awards granted in 2018, the Company included a relative total shareholder return (“TSR”) modifier which may impact the number of shares or cash earned at the end of the performance period.  For these awards, the number of shares or cash earned based on the achievement of the predefined performance criteria will be reduced or increased if the Company's TSR over the performance period relative to a predefined comparator group of companies falls within defined ranges.  The fair value of performance share units that include the TSR modifier is determined using a Monte Carlo valuation model on the date of grant.  For the remaining awards that do not include a TSR modifier, the fair value of the performance share units is the quoted market value of the Company's stock on the date of grant and the fair value of performance cash awards is the value of the cash award on the date of grant.

The estimated compensation expense recognized for performance share and performance cash awards is net of estimated forfeitures.  We assess the performance levels in the first quarter of each year for the prior year.  We review the results, adjust the estimated performance level and record any change to compensation cost.  For performance cash awards that include a TSR modifier, we assess the TSR component each quarter and record any change to compensation cost.

As of December 31, 2018, a total of 1.9 million performance shares have been granted.  Unrecognized compensation cost as of December 31, 2018 is $6.0 million and will be recognized over the remaining weighted average life of 1.4 years.  For the performance cash awards, we had accruals of $13.4 million as of December 31, 2018 and $13.8 million as of December 31, 2017 in Other liabilities.

In 2016, as a result of a change in control as defined under the applicable benefit plan (see Note 8), the performance levels were deemed to be achieved for all performance share and performance cash awards outstanding as of September 20, 2016.  Including the impact of this change in control, we recognized compensation expense associated with the performance cash awards totaling $6.8 million in 2018, $7.1 million in 2017 and $13.9 million in 2016.

A summary of our performance shares as of December 31, 2018 and changes during the year then ended are presented below:

		Weighted-Average
Performance Share Awards	Number of Shares	Grant-Date Fair Value
Unvested as of December 31, 2017	454,076	$43.63
Granted	71,765	65.03
Vested	(162,726)	47.48
Forfeited	(4,729)	40.41
Unvested as of December 31, 2018	358,386	$45.37

The total fair value of shares vested on various vesting dates in 2018 was $7.7 million, $10.6 million in 2017 and $5.8 in 2016.  Weighted average grant date fair value was $54.20 in 2017 and $37.21 in 2016.

17. Profit Sharing, Incentive and Retirement Plans

Profit Sharing and Incentive Plans

We have an annual incentive compensation program for management employees.  The program provides for payments to eligible employees based upon our financial performance, service performance and attainment of individual performance goals, among other things.  In addition, our profit sharing plan allows IBT-represented Atlas crewmembers to receive payments from the plan based upon Atlas’ financial performance.  The profit sharing plan is subject to a minimum financial performance threshold.  For both plans, we had accruals of $36.0 million as of December 31, 2018 and $26.9 million as of December 31, 2017 in Accrued liabilities.  Including the impact of the change in control as defined under the benefit plan in 2016 (see Note 8), we recognized compensation expense associated with both plans totaling $35.8 million in 2018, $26.9 million in 2017 and $21.8 million in 2016.

401(k) and 401(m) Plans

Participants in our retirement plan may contribute a portion of their annual compensation to a 401(k) plan on a pretax basis, subject to aggregate limits under the Code.  In addition to 401(k) contributions, participants may contribute a portion of their eligible compensation to a 401(m) plan on an after-tax basis.  On behalf of participants in the plan who make elective compensation deferrals, we provide a matching contribution subject to certain limitations.  Employee contributions in the plan are vested at all times and our matching contributions are subject to a three-year cliff vesting provision, except for employees who are represented by a collective bargaining agreement and are subject to a three-year graded vesting provision.  We recognized compensation expense associated with the plan matching contributions totaling $13.9 million in 2018, $10.9 million in 2017 and $10.5 million in 2016.

18. Stock Repurchases

We record the repurchase of our shares of common stock at cost based on the settlement date of the transaction.  These shares are classified as treasury stock, which is a reduction to stockholders’ equity.  Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

In 2008, we established a stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. In November 2013, we announced an increase of $51.0 million to our stock repurchase program.  As of December 31, 2018, we had repurchased a total of 3,307,911 shares of our common stock for approximately $126.0 million under this program, resulting in $25.0 million of available authorization remaining.  Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods.  The actual timing and amount of our repurchases will depend on Company and market conditions.

In addition, we repurchased 180,084 and 195,831 shares of common stock from management in 2018 and 2017, respectively, in connection with the vesting of equity awards to pay the statutory tax withholdings of employees, at an average price of $59.80 per share in 2018 and $54.20 per share in 2017, and held the shares as treasury shares.

19. Earnings Per Share

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

The calculations of basic and diluted EPS were as follows:

	For the Years Ended December 31,
Numerator:	2018	2017	2016
Income from continuing operations, net of taxes	$270,647	$224,338	$42,625
Less: Unrealized gain on financial instruments, net of tax	(123,114)	-	-
Diluted income from continuing operations, net of tax	$147,533	$224,338	$42,625

Denominator:
Basic EPS weighted average shares outstanding	25,542	25,241	24,843
Effect of dilutive warrant	2,078	-	-
Effect of dilutive convertible notes	180	27	-
Effect of dilutive stock options and restricted stock	481	586	277
Diluted EPS weighted average shares outstanding	28,281	25,854	25,120

Earnings per share from continuing operations:
Basic	$10.60	$8.89	$1.72
Diluted	$5.22	$8.68	$1.70
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.03)	$(0.04)
Diluted	$(0.00)	$(0.03)	$(0.04)
Earnings per share:
Basic	$10.60	$8.85	$1.67
Diluted	$5.22	$8.64	$1.65

Anti-dilutive shares related to warrants issued in connection with our Convertible Notes that were out of the money and excluded were 7.8 million for 2018, 7.8 million in 2017 and 3.3 million in 2016.  Diluted shares reflect the potential dilution that could occur from warrants and restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and warrants issued to a customer in which performance or market conditions were not satisfied of 3.9 million in 2018, 6.8 million in 2017 and 7.5 million in 2016.

20. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2016	$(5,002)	$9	$(4,993)
Reclassification to interest expense	1,621	-	1,621
Tax effect	(621)	-	(621)
Balance as of December 31, 2017	$(4,002)	$9	$(3,993)
Reclassification to interest expense	1,485	-	1,485
Tax effect	(354)	-	(354)
Reclassification of taxes	(970)	-	(970)
Balance as of December 31, 2018	$(3,841)	$9	$(3,832)

Interest Rate Derivatives

As of December 31, 2018, there was $5.0 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt.  Net realized losses reclassified into earnings were $1.5 million and $1.6 million for 2018 and 2017, respectively.  Net realized losses expected to be reclassified into earnings within the next 12 months are $1.3 million as of December 31, 2018.

21. Selected Quarterly Financial Information (unaudited)

The following table summarizes the 2018 and 2017 quarterly results:

	First	Second	Third	Fourth
2018*	Quarter	Quarter	Quarter	Quarter
Total Operating Revenue	$590,014	$666,145	$656,607	$764,958
Operating Income	40,569	60,946	54,470	127,557
Income (Loss) from continuing operations, net of taxes	9,628	(21,123)	71,138	211,004
Loss from discontinued operations, net of taxes	(16)	(27)	(7)	(30)
Net Income (Loss)	$9,612	$(21,150)	$71,131	$210,974
Earnings (Loss) per share from continuing operations:
Basic	$0.38	$(0.83)	$2.78	$8.25
Diluted**	$0.37	$(0.83)	$0.84	$2.73
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Earnings (Loss) per share:
Basic	$0.38	$(0.83)	$2.78	$8.25
Diluted**	$0.37	$(0.83)	$0.84	$2.73

	First	Second	Third	Fourth
2017***	Quarter	Quarter	Quarter	Quarter
Total Operating Revenue	$475,394	$517,366	$535,748	$627,952
Operating Income	24,036	58,478	52,712	106,748
Income (Loss) from continuing operations, net of taxes	35	39,044	(24,195)	209,454
Income (Loss) from discontinued operations, net of taxes	(787)	(105)	33	(6)
Net Income (Loss)	$(752)	$38,939	$(24,162)	$209,448
Earnings (Loss) per share from continuing operations:
Basic	$0.00	$1.55	$(0.96)	$8.28
Diluted****	$0.00	$0.92	$(0.96)	$6.71
Loss per share from discontinued operations:
Basic	$(0.03)	$(0.00)	$0.00	$(0.00)
Diluted	$(0.03)	$(0.00)	$0.00	$(0.00)
Earnings (Loss) per share:
Basic	$(0.03)	$1.54	$(0.96)	$8.28
Diluted****	$(0.03)	$0.92	$(0.96)	$6.71

*

Included in the first and second quarters were unrealized losses on financial instruments of $7.7 million and $50.0 million, respectively.  Included in the third and fourth quarters were unrealized gains on financial instruments of $46.1 million and $134.8 million, respectively.

**

In 2018, the sum of quarterly diluted EPS amounts differs from the full year diluted EPS.  The difference primarily relates to the exclusion from the calculation of diluted EPS of unrealized gains on financial instruments in the third and fourth quarters, and anti-dilutive shares in the second quarter, both related to a warrant issued to a customer.

***

Included in the first, second and third quarters were an unrealized loss on financial instruments of $5.2 million, an unrealized gain on financial instruments of $13.8 million and an unrealized loss on financial instruments of $44.8 million, respectively.  Included in the fourth quarter was an income tax benefit of $130.0 million related to the U.S. Tax Cuts and Jobs Act (see Note 12) and an unrealized gain on financial instruments of $23.7 million.

****

In 2017, the sum of quarterly diluted EPS amounts differs from the full year diluted EPS.  The difference primarily relates to the exclusion from the calculation of diluted EPS of unrealized gains on financial instruments in the second and fourth quarters, and anti-dilutive shares in the third quarter, both related to a warrant issued to a customer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“Principal Executive Officer”) and our Executive Vice President and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f).  Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting is effective. Our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2019 Annual Meeting of Stockholders.  Information concerning the executive officers is included below.  We have adopted a code of conduct that applies to all of our employees, along with a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, Treasurer and members of the board of directors (the “Code of Ethics”).  The Code of Ethics is monitored by our Audit Committee, and includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties.  A copy of the Code of Ethics is available on our website at www.atlasair.com.

The following is a list of the names, ages and background of our current executive officers:

William J. Flynn.  Mr. Flynn, age 65, has been our President and Chief Executive Officer since June 2006.  Mr. Flynn has over a 40 year career in international supply chain management and freight transportation.  Prior to joining us, Mr. Flynn served as President and Chief Executive Officer of GeoLogistics Corporation since 2002 where he led a successful turnaround of the company’s profitability and the sale of the company in September 2005.  Prior to his tenure at GeoLogistics, Mr. Flynn served as a Senior Vice President at CSX Transportation, one of the largest Class 1 railroads operating in the U. S., from 2000 to 2002.  Mr. Flynn spent over 20 years with Sea-Land Service, Inc., a global provider of container shipping services.  He served in roles of increasing responsibility in the U.S., Latin America and Asia.  Mr. Flynn ultimately served as head of the company’s operations in Asia.  During the previous five years, he served as a director of Republic Services, Inc.  Mr. Flynn holds a Bachelors degree in Latin American studies from the University of Rhode Island and a Masters degree in the same field from the University of Arizona.

John W. Dietrich. Mr. Dietrich, age 54, has been Executive Vice President and Chief Operating Officer since September 2006.  In addition, he was named President and Chief Operating Officer of Atlas Air, Inc. effective October 2014.  Prior to September 2006, Mr. Dietrich was Senior Vice President, General Counsel and Chief Human Resources Officer from February 2004. He was named Vice President and General Counsel in March 2003, where he was also responsible for our Human Resources and Corporate Communications functions. Mr. Dietrich joined Atlas in 1999 as Associate General Counsel. Prior to joining us, he was a litigation attorney at United Airlines from 1992 to 1999, where he provided legal counsel to all levels of management, particularly on employment and commercial litigation issues. He also serves as a director on the National Defense Transportation Association and the National Air Courier Association. Mr. Dietrich earned a Bachelors of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

Adam R. Kokas.  Mr. Kokas, age 47, has been Executive Vice President since January 2014 and General Counsel and Secretary since October 2006 and our Chief Human Resources Officer since November 2007.  Prior to January 2014, he was Senior Vice President from October 2006.  Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on general corporate, securities, transactions and business law matters. Prior to joining Ropes & Gray, Mr. Kokas was a partner at Kelley Drye & Warren LLP, where he joined as an associate in 2001. At both Kelley Drye and Ropes & Gray, Mr. Kokas represented us in a variety of matters, including corporate finance and merger and acquisition transactions, corporate governance matters, securities matters, and other general corporate issues.  Mr. Kokas earned a Bachelor of Arts degree from Rutgers University and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars.  Mr. Kokas has also been the Chairman of the Board of the Cargo Airline Association (a non-profit trade organization) since June 2011.

Michael T. Steen. Mr. Steen, age 52, has been Executive Vice President and Chief Commercial Officer since November 2010.  In addition, he was named President and Chief Executive Officer of Titan Aviation Holdings, Inc. effective October 2014.  Prior to November 2010, he was our Senior Vice President and Chief Marketing Officer from April 2007.  Mr. Steen joined us from Exel plc where he served as Senior Vice President of Sales and Marketing.  Mr. Steen led the sales and marketing activities for Exel Freight’s management and technology sector.  Following Exel’s acquisition by Deutsche Post World Net, he held senior-level positions with the merged company in global supply chain logistics.  Prior to joining Exel, he served in a variety of roles with KLM Cargo over 11 years, including Vice President of the Americas, Head of Global Sales and Marketing for the Logistics Unit and Director of Sales for EMEA.  Mr. Steen is a Director for CHC Helicopter since May 2017 and is the Vice Chairman for IATA’s Cargo Committee.  Mr. Steen earned a degree in economic science from Katrinelund in Gothenburg, Sweden, and is an alumnus of the Advanced Executive Program at the Kellogg School of Management at Northwestern University.

Spencer Schwartz. Mr. Schwartz, age 52, has been Executive Vice President since January 2014 and Chief Financial Officer since June 2010.  Prior to January 2014, he was Senior Vice President from June 2010.  Prior to June 2010, he was our Vice President and Corporate Controller from November 2008.  Mr. Schwartz joined us from MasterCard Incorporated, where he was employed for over 12 years and served as Group Head of Global Risk Management; Senior Vice President and Business Financial Officer; Senior Vice President, Corporate Controller and Chief Accounting Officer; and Vice President of Taxation.  Prior to joining MasterCard, Mr. Schwartz held financial positions of increasing responsibility with Price Waterhouse LLP (now PricewaterhouseCoopers LLP) and Carl Zeiss, Inc.  Mr. Schwartz earned a Bachelors degree in Accounting from The Pennsylvania State University and a Masters degree in Business Administration, with a concentration in management, with honors, from New York University’s Leonard N. Stern School of Business.  He is a certified public accountant.

Keith H. Mayer. Mr. Mayer, age 53, has been Senior Vice President and Chief Accounting Officer since January 2018 and Corporate Controller since November 2010.  Prior to January 2018, he was Vice President since November 2010.  Mr. Mayer joined us from PepsiCo, Inc. (“PepsiCo”).  In his most recent role at PepsiCo, he served as Chief Financial Officer of an international coffee partnership between PepsiCo and Starbucks Corporation.  Mr. Mayer also served PepsiCo in a variety of roles since 1999, including Director of External Reporting, Assistant Controller for PepsiCo International, Senior Group Manager of Financial Accounting for Frito-Lay North America, and Group Manager of Technical Accounting.  Prior to joining PepsiCo, Mr. Mayer held financial positions of increasing responsibility with Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP).  Mr. Mayer earned a Bachelors degree in Accounting from the University of Bridgeport where he graduated magna cum laude.  He is a certified public accountant.

Executive Officers are elected by our board of directors, and their terms of office continue until the next annual meeting of the board of directors or until their successors are elected and have qualified.  There are no family relationships among our executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2019 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2019 Annual Meeting of Stockholders.

The following table summarizes the securities authorized for issuance under our equity compensation plans at December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	963,181	$-	(1)	641,616
Total	963,181	-		641,616

(1)	Includes 963,181 of restricted and performance shares and units, which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2019 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

2.  Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts (in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions, net of recoveries	Balance at End of Period
For the Year ended December 31, 2018
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$1,494	$12	$57	$1,563
For the Year ended December 31, 2017
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$997	$198	$299	$1,494
For the Year ended December 31, 2016
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$1,247	$508	$(758)	$997

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

4.4(15)	Secured Fixed Rate Global Note, dated June 19, 2012.

4.5(15)	Secured Fixed Rate Global Note, dated July 31, 2012.

4.6(16)	Secured Fixed Rate Global Note, dated October 10, 2012.

4.7(16)	Secured Fixed Rate Global Note dated, December 12, 2012.

4.8(17)	Secured Fixed Rate Global Note, dated May 28, 2013.

4.9(19)	Secured Fixed Rate Global Note, dated January 30, 2014.

4.10.1(20)	Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.10.2(20)	First Supplemental Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.10.3(20)	2.25% Convertible Senior Note due 2022.

4.11.1(24)	Senior Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.11.2(24)	Second Supplemental Indenture, dated May 23, 2017, between the Company and Wilmington Trust, National Association, as Trustee.

4.11.3(24)	1.875% Convertible Senior Note due 2024.

10.1(7)	Employment Agreement, dated April 21, 2006, between Atlas Air, Inc. and William J. Flynn.

10.1.1(11)	Amendment, dated as of December 31, 2008, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

10.1.2(12)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

10.2(8)	Amended and Restated Employment Agreement, dated as September 19, 2006, between Atlas Air, Inc. and John W. Dietrich.

10.2.1(11)	Amendment, dated as of December 31, 2008, to the Amended and Restated Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.2.2(12)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.3(18)	Atlas Air Worldwide Holdings, Inc. 2007 Incentive Plan (as amended).

10.4.1(26)	Atlas Air Worldwide Holdings, Inc. Amended and Restated 2016 Incentive Plan.

10.5(23)	Atlas Air Worldwide Holdings, Inc. 2018 Incentive Plan.

Exhibit Number	Description

10.6(25)	Atlas Air Worldwide Holdings, Inc. 2017 Long Term Cash Incentive Plan.

10.6.1(27)	Atlas Air Worldwide Holdings, Inc. 2018 Long Term Cash Incentive Plan.

10.7(27)	Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives.

10.8(27)	Form of Performance Share Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn.

10.9(27)	Form of Restricted Stock Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn.

10.10(27)	Form of Performance Share Unit Agreement.

10.11(27)	Form of Restricted Stock Unit Agreement.

10.11.1(27)	Form of Restricted Stock Unit Agreement between Atlas Air Worldwide Holdings, Inc. and Non-Employee Members of the Board.

10.12(27)	Atlas Air Worldwide Holdings, Inc. Benefits Program for Senior Executives.

10.13(29)	Board of Directors Compensation Program.

10.14(10)	Atlas Air, Inc. Profit Sharing Plan.

10.14.1(11)	Amendment, dated as of December 31, 2008, to Atlas Air, Inc. Profit Sharing Plan.

10.15(5)	Form of Directors and Officers Indemnification Agreement.

10.16(21)	Atlas Air, Inc. 401(K) Restoration and Voluntary Deferral Plan, Restated effective as of February 11, 2011, and as Further Amended effective January 1, 2015.

10.17(6)	Agreement, dated October 1, 2018, among USTRANSCOM and the Company, among others.

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

10.21.1(20)	Underwriting Agreement, dated May 28, 2015, between the Company and Morgan Stanley Co. LLC and BNP Paribas Securities Corp., as Managers pf the Several Underwriters.

10.21.2(20)	Base convertible hedge transaction confirmation, dated as of May 28, 2015, between Morgan Stanley & Col. International plc and the Company.

10.21.3(20)	Base warrant transaction confirmation, dated as of May 28, 2015, between Morgan Stanley & Co. International plc and the Company.

10.21.4(20)	Additional convertible note hedge transaction confirmation, dated as of June 1, 2015, between Morgan Stanley & Co. International plc and the Company.

10.21.5(20)	Additional warrant transaction confirmation, dated as of June 1, 2015, between Morgan Stanley & Co. International plc and the Company.

10.21.6(20)	Base convertible note hedge transaction confirmation, dated as of May 28, 2015, between BNP Paribas and the Company.

10.21.7(20)	Base warrant transaction confirmation, dated as of May 28, 2015, between BNP Paribas and the Company.

10.21.8(20)	Additional convertible note hedge transaction confirmation, dated as of June 1, 2015, between BNP Paribas and the Company.

Exhibit Number	Description

10.21.9(20)	Additional warrant transaction confirmation, dated as of June 1, 2015, between BNP Paribas and the Company.

10.22.1(24)	Underwriting Agreement, dated May 17, 2017, between the Company and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp. and Citigroup Global Markets Inc., as Managers of the several Underwriters.

10.22.2(24)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between Morgan Stanley & Co. International plc and the Company.

10.22.3(24)	Base warrant transaction confirmation, dated as of May 17, 2017, between Morgan Stanley & Co. International plc and the Company.

10.22.4(24)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.22.5(24)	Additional warrant transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.22.6(24)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between Citibank, N.A. and the Company.

10.22.7(24)	Base warrant transaction confirmation, dated as of May 17, 2017, between Citibank, N.A. and the Company.

10.22.8(24)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.22.9(24)	Additional warrant transaction confirmation, dated as of May 18, 2017, between Citibank N.A. and the Company.

10.22.10(24)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between BNP Paribas and the Company.

10.22.11(24)	Base warrant transaction confirmation, dated as of May 17, 2017, between BNP Paribas and the Company.

10.22.12(24)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between BNP Paribas and the Company.

10.22.13(24)	Additional warrant transaction confirmation, dated as of May 18, 2017, between BNP Paribas and the Company.

10.23.1(22)	Investment Agreement, dated as of May 4, 2016, by and between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.23.2(22)	Stockholders Agreement, dated as of May 4, 2016, by and between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.23.3(22)	Warrant to Purchase 7,500,000 shares of Common Stock of Atlas Air Worldwide Holdings, Inc., issued May 4, 2016.

10.23.4(22)	Warrant to Purchase 3,750,000 shares of Common Stock of Atlas Air Worldwide Holdings, Inc., issued May 4, 2016.

14.1(28)	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board of Directors.

21.1	Subsidiaries’ List, which is filed herewith as Exhibit 21.1.

23.1	Consent of PricewaterhouseCoopers LLP, which is filed herewith as Exhibit 23.1.

24.1	Power of Attorney, which is filed herewith as Exhibit 24.1.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, furnished herewith.

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-4 (No. 333-36268).

(2)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1997.

(3)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-3 (No. 333-71833).

(4)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 16, 2001.

(5)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 14, 2005.

(6)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

(7)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(8)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(9)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(10)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit Number	Description

(11)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(12)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(13)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated December 12, 2016.

(14)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(15)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(16)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(17)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(18)	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated May 22, 2013.

(19)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(20)	Incorporated by reference to exhibits in the Company’s Current Report on Form 8-K dated June 3, 2015.

(21)	Incorporated by reference to exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(22)	Incorporated by reference to exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

(23)	Incorporated by reference to exhibit B in the Company’s definitive Proxy Statement dated April 18, 2018.

(24)	Incorporated by reference to exhibits in the Company’s Current Report on Form 8-K dated May 23, 2017.

(25)	Incorporated by reference to exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

(26)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement dated April 18, 2017.

(27)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

(28)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(29)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

*

Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2019.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)
By:	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 19, 2019 on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

* Robert F. Agnew	Chairman of the Board
Robert F. Agnew

/s/ William J. Flynn	President, Chief Executive Officer and Director
William J. Flynn	(Principal Executive Officer)

/s/ Spencer Schwartz	Executive Vice President and Chief Financial Officer
Spencer Schwartz	(Principal Financial Officer)

/s/ Keith H. Mayer	Senior Vice President, Chief Accounting Officer
Keith H. Mayer	and Corporate Controller
(Principal Accounting Officer)

* Timothy J. Bernlohr	Director
Timothy J. Bernlohr

* Charles F. Bolden, Jr.	Director
Charles F. Bolden, Jr.

* Bobby J. Griffin	Director
Bobby J. Griffin

* Carol B. Hallett	Director
Carol B. Hallett

* Jane H. Lute	Director
Jane H. Lute

* Duncan J. McNabb	Director
Duncan J. McNabb

* Sheila A. Stamps	Director
Sheila A. Stamps

* John K. Wulff	Director
John K. Wulff

*By:	/s/ William J. Flynn
William J. Flynn, as Attorney-in-fact for each of the persons indicated