Form 10-Q
period 2019-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2019-05-01
CIK 1135185

cover

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 25, 2019, there were 25,851,710 shares of the registrant’s Common Stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	AAWW	The NASDAQ Global Select Market

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$154,466	$221,501
Short-term investments	11,425	15,624
Restricted cash	10,038	11,240
Accounts receivable, net of allowance of $1,654 and $1,563, respectively	255,100	269,320
Prepaid expenses and other current assets	121,503	112,146
Total current assets	552,532	629,831
Property and Equipment
Flight equipment	5,200,911	5,213,734
Ground equipment	78,644	75,939
Less: accumulated depreciation	(903,564)	(860,354)
Flight equipment modifications in progress	64,695	32,916
Property and equipment, net	4,440,686	4,462,235
Other Assets
Operating lease right-of-use assets	568,393	-
Deferred costs and other assets	369,126	345,037
Intangible assets, net and goodwill	84,731	97,689
Total Assets	$6,015,468	$5,534,792

Liabilities and Equity
Current Liabilities
Accounts payable	$69,383	$87,229
Accrued liabilities	457,472	465,669
Current portion of long-term debt and finance lease	266,230	264,835
Current portion of long-term operating leases	143,601	-
Total current liabilities	936,686	817,733
Other Liabilities
Long-term debt and finance lease	2,139,267	2,205,005
Long-term operating leases	478,231	-
Deferred taxes	261,042	256,970
Financial instruments and other liabilities	165,293	187,120
Total other liabilities	3,043,833	2,649,095
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,022,115 and 30,582,571 shares issued, 25,850,498 and 25,590,293 shares outstanding (net of treasury stock), as of March 31, 2019 and December 31, 2018, respectively	310	306
Additional paid-in-capital	741,652	736,035
Treasury stock, at cost; 5,171,617 and 4,992,278 shares, respectively	(213,690)	(204,501)
Accumulated other comprehensive loss	(3,569)	(3,832)
Retained earnings	1,510,246	1,539,956
Total stockholders’ equity	2,034,949	2,067,964
Total Liabilities and Equity	$6,015,468	$5,534,792

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Operating Revenue	$679,683	$590,014

Operating Expenses
Salaries, wages and benefits	145,474	125,082
Aircraft fuel	106,321	96,303
Maintenance, materials and repairs	103,620	84,879
Depreciation and amortization	64,481	49,630
Travel	45,029	39,847
Aircraft rent	41,888	39,524
Navigation fees, landing fees and other rent	40,216	35,597
Passenger and ground handling services	32,160	28,062
Transaction-related expenses	2,527	270
Other	51,093	50,251
Total Operating Expenses	632,809	549,445

Operating Income	46,874	40,569

Non-operating Expenses (Income)
Interest income	(2,044)	(1,724)
Interest expense	30,353	27,342
Capitalized interest	(463)	(1,750)
Loss on early extinguishment of debt	245	-
Unrealized loss on financial instruments	46,575	7,740
Other income, net	(2,975)	(4,475)
Total Non-operating Expenses (Income)	71,691	27,133

Income (loss) from continuing operations before income taxes	(24,817)	13,436
Income tax expense	4,893	3,808

Income (loss) from continuing operations, net of taxes	(29,710)	9,628

Loss from discontinued operations, net of taxes	-	(16)

Net Income (Loss)	$(29,710)	$9,612

Earnings (loss) per share from continuing operations:
Basic	$(1.15)	$0.38
Diluted	$(1.15)	$0.37
Loss per share from discontinued operations:
Basic	$-	$(0.00)
Diluted	$-	$(0.00)
Earnings (loss) per share:
Basic	$(1.15)	$0.38
Diluted	$(1.15)	$0.37
Weighted average shares:
Basic	25,735	25,436
Diluted	25,735	25,956

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Net Income (Loss)	$(29,710)	$9,612
Other comprehensive income:
Reclassification to interest expense	344	385
Income tax expense	(81)	(57)
Other comprehensive income	263	328
Comprehensive Income (Loss)	$(29,447)	$9,940

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Operating Activities:
Income (loss) from continuing operations, net of taxes	$(29,710)	$9,628
Less: Loss from discontinued operations, net of taxes	-	(16)
Net Income (Loss)	(29,710)	9,612

Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation and amortization	78,988	59,796
Accretion of debt securities discount	(127)	(270)
Provision for allowance for doubtful accounts	34	3,064
Loss on early extinguishment of debt	245	-
Unrealized loss on financial instruments	46,575	7,740
Deferred taxes	4,751	3,716
Stock-based compensation	5,621	5,846
Changes in:
Accounts receivable	9,686	(3,414)
Prepaid expenses, current assets and other assets	(42,309)	(986)
Accounts payable and accrued liabilities	(19,985)	(15,979)
Net cash provided by operating activities	53,769	69,125
Investing Activities:
Capital expenditures	(30,584)	(26,091)
Payments for flight equipment and modifications	(57,332)	(236,536)
Proceeds from insurance	38,133	-
Proceeds from investments	4,961	1,438
Net cash used for investing activities	(44,822)	(261,189)
Financing Activities:
Proceeds from debt issuance	19,723	19,357
Payment of debt issuance costs	(955)	(810)
Payments of debt and finance lease obligations	(90,907)	(56,819)
Proceeds from revolving credit facility	-	75,000
Customer maintenance reserves and deposits received	4,144	4,094
Purchase of treasury stock	(9,189)	(10,218)
Net cash provided by (used for) financing activities	(77,184)	30,604
Net increase (decrease) in cash, cash equivalents and restricted cash	(68,237)	(161,460)
Cash, cash equivalents and restricted cash at the beginning of period	232,741	291,864
Cash, cash equivalents and restricted cash at the end of period	$164,504	$130,404

Noncash Investing and Financing Activities:

Acquisition of flight equipment included in Accounts payable and accrued liabilities	$7,752	$61,846

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2018	$306	$(204,501)	$736,035	$(3,832)	$1,539,956	$2,067,964
Net Income (Loss)	-	-	-	-	(29,710)	(29,710)
Other comprehensive income	-	-	-	263	-	263
Stock-based compensation	-	-	5,621	-	-	5,621
Purchase of 179,339 shares of treasury stock	-	(9,189)	-	-	-	(9,189)
Issuance of 439,544 shares of restricted stock	4	-	(4)	-	-	-
Balance at March 31, 2019	$310	$(213,690)	$741,652	$(3,569)	$1,510,246	$2,034,949

				Accumulated
			Additional	Other		Total
	Common	Treasury	Paid-In	Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2017	$301	$(193,732)	$715,735	$(3,993)	$1,271,545	$1,789,856
Net Income	-	-	-	-	9,612	9,612
Other comprehensive income	-	-	-	328	-	328
Cumulative effect of change in accounting principle	-	-	-	-	(3,125)	(3,125)
Stock-based compensation	-	-	5,846	-	-	5,846
Purchase of 171,502 shares of treasury stock	-	(10,218)	-	-	-	(10,218)
Issuance of 439,726 shares of restricted stock	4	-	(4)	-	-	-
Reclassification of tax effect on other comprehensive loss	-	-	-	(970)	970	-
Balance at March 31, 2018	$305	$(203,950)	$721,577	$(4,635)	$1,279,002	$1,792,299

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2019

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Intercompany accounts and transactions have been eliminated.  The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2018, which includes additional disclosures and a summary of our significant accounting policies.  The December 31, 2018 balance sheet data was derived from that Annual Report.  In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of March 31, 2019, the results of operations for the three months ended March 31, 2019 and 2018, comprehensive income (loss) for the three months ended March 31, 2019 and 2018, cash flows for the three months ended March 31, 2019 and 2018, and shareholders’ equity as of and for the three months ended March 31, 2019 and 2018.

Our quarterly results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Except for per share data, all dollar amounts are in thousands unless otherwise noted.

2. Summary of Significant Accounting Policies

Warrant Liability

Common stock warrants classified as a liability are marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized (gain) loss on financial instruments.  We utilize a Monte Carlo simulation approach to estimate the fair value of the warrant liability, which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility and risk-free interest rate, among others.  Our earnings are affected by changes in our common stock price due to the impact those changes have on the fair value of our warrant liability (see Note 4 to our Financial Statements).

Heavy Maintenance

Except for engines used on our 747-8F aircraft, we account for heavy maintenance costs for airframes and engines used in our ACMI and Charter segments using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs.

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method.  Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required.  Amortization of deferred maintenance expense included in Depreciation and amortization was $4.4 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively.

Deferred maintenance included within Deferred costs and other assets is as follows:

Deferred
Maintenance
Balance as of December 31, 2018	$103,647
Deferred maintenance costs	36,622
Amortization of deferred maintenance	(4,442)
Balance as of March 31, 2019	$135,827

Recent Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for leases.  Subsequently, the FASB issued several clarifications and updates.  The guidance requires a lessee to recognize assets and liabilities on the balance sheet arising from leases with terms greater than 12 months.  While lessor accounting guidance is relatively unchanged, certain amendments were made to conform with changes made to lessee accounting and the amended revenue recognition guidance.  The new guidance continues to classify leases as either finance or operating, with classification affecting the presentation and pattern of expense and income recognition, in the statement of operations.  It also requires additional quantitative and qualitative disclosures about leasing arrangements.  We adopted the new guidance on January 1, 2019 using the modified retrospective approach, which was applied beginning on the adoption date.  Comparative information has not been restated and continues to be reported under the accounting guidance in effect for those periods.  The adoption did not have a material effect on our consolidated statements of operations or cash flows. We recognized operating lease right-of-use assets, net of pre-existing deferred rent and operating lease intangibles, and operating lease liabilities on our consolidated balance sheets of approximately $596.9 million and $650.0 million, respectively, on the adoption date (see Note 7 to our Financial Statements).

3. Related Parties

Polar

AAWW has a 51% equity interest and 75% voting interest in Polar.  DHL Network Operations (USA), Inc. (“DHL”), a subsidiary of Deutsche Post AG, holds a 49% equity interest and a 25% voting interest in Polar.  Polar is a variable interest entity that we do not consolidate because we are not the primary beneficiary as the risks associated with the direct costs of operation are with DHL.  Under a 20-year blocked space agreement, which began in 2008, Polar provides air cargo capacity to DHL.  Atlas has several agreements with Polar to provide ACMI, CMI, Dry Leasing, administrative, sales and ground support services to one another.  We do not have any financial exposure to fund debt obligations or operating losses of Polar, except for any liquidated damages that we could incur under these agreements.

The following table summarizes our transactions with Polar:

	For the Three Months Ended
Revenue and Expenses:	March 31, 2019	March 31, 2018
Revenue from Polar	$98,467	$102,105
Ground handling and airport fees to Polar	518	636

Accounts receivable/payable as of:	March 31, 2019	December 31, 2018
Receivables from Polar	$14,872	$16,349
Payables to Polar	2,834	2,527

Aggregate Carrying Value of Polar Investment as of:	March 31, 2019	December 31, 2018
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

In addition to the amounts in the table above, Atlas recognized revenue of $23.0 million and $12.2 million for the three months ended March 31, 2019 and 2018, respectively, from flying on behalf of Polar.

GATS

We hold a 50% interest in GATS GP (BVI) Ltd. (“GATS”), a joint venture with an unrelated third party.  As of March 31, 2019 and December 31, 2018, our investment in GATS was $21.8 million and $22.3 million, respectively.  We had Accounts payable to GATS of $0.6 million as of March 31, 2019 and $0.5 million as of December 31, 2018.

4. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involves, among other things, CMI operation of up to 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  Between August 2016 and November 2018, we placed all 20 767-300 freighter aircraft into service for Amazon.  In February 2019, the number of 767-300 freighters in service for Amazon was reduced to 19 with the loss of an aircraft.

In conjunction with the agreements entered into in May 2016, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share (“Warrant A”).  A portion of Warrant A, representing the right to purchase 3.75 million shares, vested immediately upon issuance of the warrant.  The remainder of Warrant A, representing the right to purchase 3.75 million shares, vested in increments of 375,000 when the lease and operation of each of the 11th through 20th aircraft commenced.  Warrant A is exercisable in accordance with its terms through 2021.  As of March 31, 2019, no portion of Warrant A has been exercised.

The agreements entered into in May 2016 also provided incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.50 per share (“Warrant B”).  This warrant to purchase 3.75 million shares will vest in increments of 37,500 shares each time Amazon has paid $4.2 million of revenue to us, up to a total of $420 million, for incremental business beyond the original 20 767-300 freighters.  As of March 31, 2019, no portion of Warrant B has vested.  Upon vesting, Warrant B would become exercisable in accordance with its terms through May 2023.

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we will provide CMI services using Boeing 737-800 freighter aircraft provided by Amazon.  The 737-800 CMI operations will be for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  Five of the 737-800 freighter aircraft are scheduled to be placed into service during 2019.  Amazon may, in its sole discretion, place up to 15 additional 737-800 freighter aircraft into service with us by May 31, 2021.

In connection with the amended agreements, we granted Amazon a warrant to acquire up to an additional 9.9% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $52.90 per share (“Warrant C”). When combined with Warrant A and Warrant B, this would allow Amazon to acquire up to a total of 39.9% (after the issuance) of our outstanding common shares.  After Warrant B has vested in full, this warrant to purchase 6.6 million shares will vest in increments of 45,428 shares each time Amazon has paid $6.9 million of revenue to us, up to a total of $1.0 billion, for incremental business beyond Warrant A and Warrant B.  As of March 31, 2019, no portion of Warrant C has vested.  Upon vesting, Warrant C would become exercisable in accordance with its terms through March 2026.

At the time of vesting, the fair value of the vested portion of the warrant issued to Amazon is recorded as a warrant liability within Financial instruments and other liabilities (the “Amazon Warrant”).  This initial fair value of the vested portion of the warrant is also recognized as a customer incentive asset within Deferred costs and other assets, net and is amortized as a reduction of Operating Revenue in proportion to the amount of revenue recognized over the terms of the Dry Leases and CMI agreements.  Determining the amount of amortization related to the CMI agreements requires significant judgment to estimate the total number of Block Hours expected over the terms of those agreements.  The following table provides a summary of the customer incentive asset:

Balance at December 31, 2018	$184,720
Initial value for vested portion of warrant	-
Amortization of customer incentive asset	(6,286)
Balance at March 31, 2019	$178,434

We amortized $6.3 million and $2.6 million of the customer incentive asset for the three months ended March 31, 2019 and 2018, respectively.  There were no impairment losses for the three months ended March 31, 2019 and 2018.

The Amazon Warrant liability is marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized loss (gain) on financial instruments.  We recognized net unrealized losses of $46.6 million and $7.7 million on the Amazon Warrant during the three months ended March 31, 2019 and 2018, respectively.  The fair value of the Amazon Warrant liability was $145.6 million as of March 31, 2019 and $99.0 million as of December 31, 2018.

5. Supplemental Balance Sheet and Cash Flow Information

Accounts Receivable

Accounts receivable, net of allowances related to customer contracts, excluding Dry Leasing contracts, was $200.6 million as of March 31, 2019 and $227.1 million as of December 31, 2018.

Accrued Liabilities

Accrued liabilities consisted of the following as of:

	March 31, 2019	December 31, 2018
Maintenance	$121,472	$133,337
Customer maintenance reserves	108,676	104,454
Salaries, wages and benefits	50,843	82,809
Aircraft fuel	46,616	32,641
Deferred revenue	16,343	26,584
Other	113,522	85,844
Accrued liabilities	$457,472	$465,669

Revenue Contract Liability

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition.  The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Revenue contract liability balances during the three months ended March 31, 2019 were as follows:

Balance as of December 31, 2018	$13,007
Revenue recognized	(34,591)
Amounts collected or invoiced	32,853
Balance as of March 31, 2019	$11,269

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$154,466	$221,501
Restricted cash	10,038	11,240
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$164,504	$232,741

6. Debt

Term Loans

In March 2019, we borrowed $19.7 million under an unsecured five-year term loan due in March 2024 (the “First 2019 Term Loan”) for GEnx engine performance upgrade kits and overhauls.  The First 2019 Term Loan contains customary covenants, events of default and accrues interest at a fixed rate of 2.73%, with principal and interest payable quarterly.

In March 2019, we received $41.1 million in proceeds from insurance related to the loss of a 767-300 freighter aircraft and used $20.7 million of the proceeds to repay two term loans related to the aircraft. In connection with the repayment, we recognized a $0.2 million loss on early of extinguishment of debt.  During the three months ended March 31, 2019, we also recognized a net insurance recovery of $3.4 million resulting from the excess of insurance proceeds over the carrying amount of the aircraft and other related costs within Other income, net.

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

The Convertible Notes consisted of the following as of March 31, 2019:

	2017 Convertible Notes	2015 Convertible Notes
Remaining life in months	62	38
Liability component:
Gross proceeds	$289,000	$224,500
Less: debt discount, net of amortization	(54,430)	(26,906)
Less: debt issuance cost, net of amortization	(4,272)	(2,530)
Net carrying amount	$230,298	$195,064

Equity component (1)	$70,140	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of March 31, 2019.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Contractual interest coupon	$2,618	$2,618
Amortization of debt discount	4,121	3,871
Amortization of debt issuance costs	372	359
Total interest expense recognized	$7,111	$6,848

Revolving Credit Facility

In December 2018, we amended and extended our previous three-year $150.0 million secured revolving credit facility into a new four-year $200.0 million secured revolving credit facility (the “Revolver”). As of March 31, 2019, there were no amounts outstanding and we had $143.5 million of unused availability under the Revolver, based on the collateral borrowing base.

7. Leases and Guarantees

Adoption

We adopted the new lease accounting guidance using the modified retrospective method and applied it to all leases based on the contract terms in effect as of January 1, 2019.  For existing contracts, we carried forward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

Although our performance obligations under ACMI contracts include the provision of aircraft to customers, we do not separate any potential aircraft lease components from the nonlease components of these contracts as the provision of the crew, maintenance and insurance components are, in the aggregate, the predominant components.  Such contracts are accounted for in their entirety under the amended guidance for revenue recognition.

Lessee

As of March 31, 2019, we lease 21 aircraft, of which 20 are operating leases.  Lease expirations for our leased aircraft range from March 2020 to June 2032.  In addition, we lease a variety of office space, airport station locations, warehouse space, vehicles and equipment, with lease expirations ranging from April 2019 to April 2025.  We also incur variable rental costs for aircraft, engines, ground equipment and storage space based on usage of the underlying equipment or property.  For leases with terms greater than 12 months, including renewal options when appropriate, we record the related right-of-use asset and lease liability as the present value of fixed lease payments over the lease term. Since our leases do not typically provide a readily determinable discount rate, we use our incremental borrowing rate to discount lease payments to present value.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

	Classification on the Consolidated Balance Sheets	March 31, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$568,393
Finance lease assets	Property and equipment, net	30,419
Less: Accumulated amortization on finance lease assets	Property and equipment, net	(4,010)
Total lease assets		$594,802

Liabilities
Current
Operating lease liabilities	Current portion of long-term operating leases	$143,601
Finance lease liabilities	Current portion of long-term debt and finance lease	652
Noncurrent
Operating lease liabilities	Long-term operating leases	478,231
Finance lease liabilities	Long-term debt and finance lease	30,187
Total lease liabilities		$652,671

Weighted Average Remaining Lease Term in years
Operating Leases	4.45
Finance Leases	13.25
Weighted Average Discount Rate
Operating Leases	4.59%
Finance Leases	17.46%

The following table presents information related to lease costs for finance and operating leases:

For the Three Months Ended
March 31, 2019
Operating lease costs (1)	$39,925
Variable operating lease costs (1)	5,312
Finance lease costs:
Amortization of leased assets	499
Interest on lease liabilities	1,332
Total lease cost	$47,068
(1)	Expenses are classified within Aircraft rent and Navigation fees, landing fees and other rent on the consolidated statement of operations. Short-term lease contracts are not material.

The table below presents supplemental cash flow information related to leases as follows:

For the Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$39,543
Operating cash flows for finance lease	1,332
Financing cash flows for finance lease	168

As of March 31, 2019, maturities of lease liabilities for the periods indicated were as follows:

	Operating	Finance
	Leases	Lease	Total
2019	$127,436	$4,500	$131,936
2020	159,948	6,000	165,948
2021	166,624	6,000	172,624
2022	116,162	6,000	122,162
2023	62,332	6,000	68,332
Thereafter	54,208	50,500	104,708
Total minimum rental payments	686,710	79,000	765,710
Less: imputed interest	64,878	48,161	113,039
Total	$621,832	$30,839	$652,671

As of March 31, 2019, the Company’s obligations for operating leases that have not yet commenced are immaterial.

As of December 31, 2018, our minimum annual rental commitments for the periods indicated under operating leases with initial or remaining terms of more than one year were as follows:

Operating
Leases
2019	$166,516
2020	159,383
2021	166,056
2022	115,591
2023	61,755
Thereafter	53,430
Total	$722,731

Lessor

Our performance obligations under Dry Lease contracts involve the provision of aircraft and engines to customers for compensation that is typically based on a fixed monthly amount and all are accounted for as operating leases.  We record Dry Lease rental income on a straight-line basis over the term of the operating lease. Dry Lease rental income subject to adjustment based on an index is recognized on a straight-line basis over each adjustment period. Our Dry Leases do not contain purchase options, renewal options or residual guarantees.  In addition, our Dry Leases typically do not contain early termination options. If they do, there are typically substantial termination penalties. Rentals received but unearned under the lease agreements are recorded in deferred revenue and included in Accrued liabilities until earned.

To manage our residual value risk, we require lessees to perform maintenance on the Dry Leased asset and they may also be required to make maintenance payments to us during or at the end of the lease term. When an aircraft is returned at the end of lease, if we choose not to re-lease or sell the returned aircraft, we typically have the ability to operate the aircraft in our ACMI and Charter segments.

Customer maintenance reserves are amounts received during the lease term that are subject to reimbursement to the lessee upon the completion of qualifying maintenance work on the specific Dry Leased asset and are included in Accrued liabilities.  We defer revenue recognition for customer maintenance reserves until the end of the lease, when we are able to finalize the amount, if any, to be reimbursed to the lessee.

End of lease maintenance payments are amounts received upon return of the Dry Leased asset based on the utilization of the asset during the lease term.  Such payments made to us are recognized as revenue at the end of the lease.

As of March 31, 2019, our contractual amount of minimum receipts, excluding taxes, for the periods indicated under Dry Leases reflecting the terms that were in effect were as follows:

2019	$130,296
2020	166,056
2021	145,173
2022	137,636
2023	104,008
Thereafter	246,466
Total minimum lease receipts	$929,635

As of December 31, 2018, our contractual amount of minimum receipts, excluding taxes, for the periods indicated under Dry Leases reflecting the terms that were in effect were as follows:

Dry Lease
Income
2019	$180,366
2020	169,202
2021	148,413
2022	140,876
2023	107,248
Thereafter	257,248
Total minimum lease receipts	$1,003,353

The net book value of flight equipment on Dry Lease to customers was $1,668.2 million as of March 31, 2019 and $1,717.5 million as of December 31, 2018.  The accumulated depreciation for flight equipment on Dry Lease to customers was $247.2 million as of March 31, 2019 and $232.4 million as of December 31, 2018.  See Note 10 to our Financial Statements for disclosure of our Dry Leasing segment revenue.

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

8. Income Taxes

Our effective income tax expense rates were 19.7% and 28.3% for the three months ended March 31, 2019 and 2018, respectively.  The effective income tax expense rates for the three months ended March 31, 2019 and 2018 differed from the U.S. statutory rate primarily due to nondeductible or nontaxable changes in the fair value of the warrant liability (see Note 4 to our Financial Statements).

The U.S. Internal Revenue Service is currently examining the 2015 tax year.  It is reasonably possible that we may recognize material tax benefits upon completion of the examination in 2019.  If that occurs, it would require an assessment of our ability to utilize these tax benefits in the future.  Due to the uncertainty related to the potential outcome, it is impracticable to estimate a range of reasonably possible adjustments.

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

Long-term investments consist of debt securities, maturing within five years, for which we have both the ability and the intent to hold until maturity.  These investments are classified as held-to-maturity and reported at amortized cost.  The fair value of our Long-term investments is based on a discounted cash flow analysis using the contractual cash flows of the investments and a discount rate derived from unadjusted quoted interest rates for debt securities of comparable risk.  Such debt securities represent investments in Pass-Through Trust Certificates related to enhanced equipment trust certificates (“EETCs”) issued by Atlas in 1998 and 1999.

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

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	March 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$154,466	$154,466	$154,466	$-	$-
Short-term investments	11,425	11,730	-	-	11,730
Restricted cash	10,038	10,038	10,038	-	-
	$175,929	$176,234	$164,504	$-	$11,730

Liabilities
Term loans and notes	$1,980,135	$2,005,404	$-	$-	$2,005,404
Convertible notes (1)	425,362	547,238	547,238	-	-
Customer warrant	145,575	145,575	-	145,575	-
	$2,551,072	$2,698,217	$547,238	$145,575	$2,005,404

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$221,501	$221,501	$221,501	$-	$-
Short-term investments	15,624	15,624	-	-	15,624
Restricted cash	11,240	11,240	11,240	-	-
Long-term investments and accrued interest	635	1,138	-	-	1,138
	$249,000	$249,503	$232,741	$-	$16,762

Liabilities
Term loans and notes	$2,048,972	$1,976,373	$-	$-	$1,976,373
Convertible notes (1)	420,868	490,070	490,070	-	-
Customer warrant	99,000	99,000	-	99,000	-
	$2,568,840	$2,565,443	$490,070	$99,000	$1,976,373

(1) Carrying value is net of debt discounts and debt issuance costs.  Hedge transactions associated with the Convertible Notes are reflected in additional paid-in-capital (see Note 6 to our Financial Statements).

Gross unrealized gains on our short-term investments were $0.3 million at March 31, 2019. Gross unrealized gains on our long-term investments and accrued interest were $0.5 million at December 31, 2018.

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

We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct operating and ownership costs.  Direct Contribution represents Income (loss) from continuing operations before income taxes excluding the following: Special charges, Transaction-related expenses, nonrecurring items, Losses (gains) on the disposal of aircraft, Losses on early extinguishment of debt, Unrealized losses (gains) on financial instruments, Gains on investments and Unallocated income and expenses, net.  Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation.  Unallocated income and expenses, net include corporate overhead, nonaircraft depreciation, noncash expenses and income, interest expense on the portion of debt used for general corporate purposes, interest income on nondebt securities, capitalized interest, foreign exchange gains and losses, other revenue and other non-operating costs, including certain contract startup costs.

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income (loss) from continuing operations before income taxes:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Operating Revenue:
ACMI	$306,567	$266,380
Charter	305,114	285,197
Dry Leasing	69,946	36,392
Customer incentive asset amortization	(6,286)	(2,596)
Other	4,342	4,641
Total Operating Revenue	$679,683	$590,014

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Direct Contribution:
ACMI	$40,006	$40,872
Charter	29,133	34,278
Dry Leasing	35,527	11,359
Total Direct Contribution for Reportable Segments	104,666	86,509

Unallocated income and expenses, net	(80,136)	(65,063)
Loss on early extinguishment of debt	(245)	-
Unrealized loss on financial instruments	(46,575)	(7,740)
Transaction-related expenses	(2,527)	(270)
Income (loss) from continuing operations before income taxes	(24,817)	13,436

Add back (subtract):
Interest income	(2,044)	(1,724)
Interest expense	30,353	27,342
Capitalized interest	(463)	(1,750)
Loss on early extinguishment of debt	245	-
Unrealized loss on financial instruments	46,575	7,740
Other income, net	(2,975)	(4,475)
Operating Income, net	$46,874	$40,569

The following table disaggregates our Charter segment revenue by customer and service type:

	For the Three Months Ended
	March 31, 2019			March 31, 2018
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$148,904	$7,607	$156,511	$131,173	$2,046	$133,219
AMC	57,446	91,157	148,603	74,428	77,550	151,978
Total Charter Revenue	$206,350	$98,764	$305,114	$205,601	$79,596	$285,197

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the U.S. Military Air Mobility Command (“AMC”), Polar and DHL (see above and Note 3 to our Financial Statements for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from DHL was $89.7 million and $67.0 million for the three months ended March 31, 2019 and 2018, respectively.  We have not experienced any credit issues with these customers.

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

After we completed the acquisition of Southern Air in April 2016, we informed the IBT of our intention to pursue (and we have been pursuing) a complete operational merger of Atlas and Southern Air.  Pursuant to the merger provisions in both the Atlas and Southern Air CBAs, joint negotiations for a single CBA for Atlas and Southern Air should commence promptly.  Further to this process, once a seniority list is presented to us by the unions, it triggers an agreed-upon timeframe to negotiate a new joint CBA with any unresolved issues submitted to binding arbitration.  After the merger process began, the IBT filed an application for mediation with the National Mediation Board (“NMB”) on behalf of the Atlas pilots, and subsequently the IBT filed a similar application on behalf of Southern Air pilots.  We have opposed both mediation applications as they are not in accordance with the merger provisions in the parties’ existing CBAs.  The Atlas and Southern Air CBAs have a defined and streamlined process for negotiating a joint CBA when a merger occurs, as in the case with the Atlas and Southern Air merger.  The NMB conducted a premediation investigation on the IBT’s Atlas application in June 2016, which is currently pending (along with the IBT’s Southern Air application).  Due to a lack of meaningful progress in such merger discussions, in February 2017, we filed a lawsuit against the IBT to compel arbitration on the issue of whether the merger provisions in Atlas and Southern Air's CBAs apply to the bargaining process.  On March 13, 2018, the Southern District Court of New York (“NY Court”) granted the Company’s motion to compel arbitration on this issue.  The IBT appealed the NY Court’s decision, which is currently pending.  The Company and the IBT conducted the Atlas and Southern Air arbitrations for this issue in October 2018.  The Company expects to receive the arbitration decisions in the second quarter of 2019. The Company and the IBT continue to move the process forward and began bargaining in good faith for a new joint CBA during the first quarter of 2019, pursuant to a new framework agreement until the Atlas and Southern Air arbitrations are decided.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $5.2 million in aggregate based on March 31, 2019 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  In the other case, we received an administrative decision in favor of the Brazil customs authorities and we are in the process of appealing this decision to the Brazil courts.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $4.1 million as of March 31, 2019 and December 31, 2018, and is included in Deferred costs and other assets.

We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Other

In addition to the matters described in this note, we have certain other contingencies incident to the ordinary course of business.  Unless disclosed otherwise, management does not expect that the ultimate disposition of such other contingencies or matters will materially affect our financial condition, results of operations or cash flows.

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

	For the Three Months Ended
Numerator:	March 31, 2019	March 31, 2018
Income (loss) from continuing operations, net of taxes	$(29,710)	$9,628

Denominator:
Basic EPS weighted average shares outstanding	25,735	25,436
Effect of dilutive restricted stock	-	520
Diluted EPS weighted average shares outstanding	25,735	25,956

Earnings (loss) per share from continuing operations:
Basic	$(1.15)	$0.38
Diluted	$(1.15)	$0.37
Loss per share from discontinued operations:
Basic	$-	$(0.00)
Diluted	$-	$(0.00)
Earnings (loss) per share:
Basic	$(1.15)	$0.38
Diluted	$(1.15)	$0.37

Antidilutive shares related to warrants issued in connection with our Convertible Notes that were out of the money and excluded were 7.8 million for the three months ended March 31, 2019 and 2018.  Diluted shares reflect the potential dilution that could occur from restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and warrants issued to a customer in which performance or market conditions were not satisfied of 10.6 million for the three months ended March 31, 2019 and 6.9 million for the three months ended March 31, 2018.

13. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2017	$(4,002)	$9	$(3,993)
Reclassification to interest expense	385	-	385
Tax effect	(57)	-	(57)
Reclassification of taxes	(970)	-	(970)
Balance as of March 31, 2018	$(4,644)	$9	$(4,635)

Balance as of December 31, 2018	$(3,841)	$9	$(3,832)
Reclassification to interest expense	344	-	344
Tax effect	(81)	-	(81)
Balance as of March 31, 2019	$(3,578)	$9	$(3,569)

Interest Rate Derivatives

As of March 31, 2019, there was $4.7 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt.  Net realized losses reclassified into earnings were $0.3 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.  Net realized losses expected to be reclassified into earnings within the next 12 months are $1.3 million as of March 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Financial Statements appearing in this report and our audited consolidated financial statements and related notes included in our 2018 Annual Report on Form 10-K.

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

See “Business Overview” and “Business Strategy” in our 2018 Annual Report on Form 10-K for additional information.

Business Developments

ACMI

Our ACMI results for the first quarter of 2019, compared with 2018, were positively impacted by increased flying from the following:

•

Between August 2016 and November 2018, we began CMI flying 20 Boeing 767-300 freighter aircraft for Amazon that are Dry Leased from Titan.  During the first quarter of 2019, there were an average of 19.6 aircraft equivalents operating for Amazon compared to an average of 12.0 aircraft equivalents operating in 2018.

•	In September 2018, we began flying a second 747-400 freighter for Asiana Cargo on transpacific routes.
•	In May 2018, we began flying a second 747-400 freighter for DHL Global Forwarding on routes between the United States, Europe, and Asia.
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

In January 2019, we entered into an agreement to operate three incremental 747-400 freighters for Nippon Cargo Airlines on transpacific routes.  One aircraft entered service in April 2019 and the other two are expected to enter service during the third quarter of 2019.

In March 2019, we entered into agreements with Amazon, which include CMI operation of five 737-800 freighter aircraft in 2019 and up to 15 additional aircraft by May 2021. The first two aircraft are expected to enter service during the second quarter of 2019 and the next three are expected to enter service during the second half of 2019.

Charter

Charter results for the first quarter of 2019, compared with 2018, reflected increased passenger demand from the AMC and cargo demand from commercial customers, partially offset by a decrease in cargo demand from the AMC related to the late cancellation of certain flights by the AMC.  Yields (excluding fuel) on passenger flying were higher primarily driven by an increase in rates for the AMC and the expansion of our flying for sports teams and other VIP charter customers.

Dry Leasing

In February 2018, we acquired a 777-200 freighter aircraft and Dry Leased it to DHL on a long-term basis, as described above.  We completed the acquisition of a second 777-200 freighter aircraft and placed it into service with DHL in July 2018.  As described above, during the first quarter of 2019, there were an average of 19.6 aircraft equivalents Dry Leased to Amazon compared to an average of 12.0 aircraft equivalents in 2018.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended March 31, 2019 and 2018

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the three months ended March 31:

Segment Operating Fleet	2019	2018	Inc/(Dec)
ACMI*
747-8F Cargo	9.0	9.0	-
747-400 Cargo	17.6	15.8	1.8
747-400 Dreamlifter	3.6	3.1	0.5
777-200 Cargo	6.0	5.0	1.0
767-300 Cargo	25.6	17.2	8.4
767-200 Cargo	9.0	9.0	-
737-400 Cargo	5.0	5.0	-
747-400 Passenger	-	1.0	(1.0)
767-200 Passenger	1.0	1.0	-
Total	76.8	66.1	10.7

Charter
747-8F Cargo	1.0	1.0	-
747-400 Cargo	15.0	11.7	3.3
747-400 Passenger	4.0	2.0	2.0
767-300 Cargo	-	0.3	(0.3)
767-300 Passenger	4.9	4.0	0.9
Total	24.9	19.0	5.9

Dry Leasing
777-200 Cargo	8.0	6.3	1.7
767-300 Cargo	21.6	14.0	7.6
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	32.6	23.3	9.3

Less: Aircraft Dry Leased to CMI customers	(23.6)	(14.3)	(9.3)
Total Operating Average Aircraft Equivalents	110.7	94.1	16.6

*	ACMI average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2019	2018	Inc/(Dec)	% Change
Total Block Hours**	77,061	66,495	10,566	15.9%

**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended March 31 (in thousands):

	2019	2018	Inc/(Dec)	% Change
Operating Revenue
ACMI	$306,567	$266,380	$40,187	15.1%
Charter	305,114	285,197	19,917	7.0%
Dry Leasing	69,946	36,392	33,554	92.2%
Customer incentive asset amortization	(6,286)	(2,596)	3,690	NM
Other	4,342	4,641	(299)	(6.4)%
Total Operating Revenue	$679,683	$590,014

NM represents year-over-year changes that are not meaningful.

ACMI

	2019	2018	Inc/(Dec)	% Change
ACMI Block Hours	59,780	49,862	9,918	19.9%
ACMI Revenue Per Block Hour	$5,128	$5,342	$(214)	(4.0)%

ACMI revenue increased $40.2 million, or 15.1%, primarily due to increased flying, partially offset by a decrease in Revenue per Block Hour.  The increase in Block Hours was primarily driven by increased 767 flying for Amazon, incremental 777-200 flying and the start-up of 747-400 flying for new customers.  Revenue per Block Hour decreased primarily due to increased smaller-gauge 767 CMI flying.

Charter

	2019	2018	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	11,479	11,390	89	0.8%
Passenger	5,181	4,670	511	10.9%
Total	16,660	16,060	600	3.7%

Charter Revenue Per Block Hour:
Cargo	$17,976	$18,051	$(75)	(0.4%)
Passenger	$19,063	$17,044	$2,019	11.8%
Charter	$18,314	$17,758	$556	3.1%

Charter revenue increased $19.9 million, or 7.0%, primarily due to increased flying and an increase in Revenue per Block Hour.    The increase in Charter Block Hours was primarily driven by increased passenger demand from the AMC and cargo demand from commercial customers, partially offset by a decrease in cargo flying from the AMC related to the late cancellation of certain flights by the AMC.  Revenue per Block Hour increased primarily due to higher Yields (excluding fuel) on passenger flying, primarily driven by an increase in rates for the AMC and the expansion of our flying for sports teams and other VIP charter customers.

Dry Leasing

Dry Leasing revenue increased $33.6 million, or 92.2%, primarily due to $22.3 million of revenue from maintenance payments related to the scheduled return of a 777-200 freighter aircraft in March 2019 and the placement of incremental aircraft.  The additional aircraft included the placement of eight 767-300 converted freighter aircraft throughout 2018, as well as one 777-200 freighter aircraft in February 2018 and a second 777-200 freighter aircraft in July 2018.

Operating Expenses

The following table compares our Operating Expenses for the three months ended March 31 (in thousands):

	2019	2018	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$145,474	$125,082	$20,392	16.3%
Aircraft fuel	106,321	96,303	10,018	10.4%
Maintenance, materials and repairs	103,620	84,879	18,741	22.1%
Depreciation and amortization	64,481	49,630	14,851	29.9%
Travel	45,029	39,847	5,182	13.0%
Aircraft rent	41,888	39,524	2,364	6.0%
Navigation fees, landing fees and other rent	40,216	35,597	4,619	13.0%
Passenger and ground handling services	32,160	28,062	4,098	14.6%
Transaction-related expenses	2,527	270	2,257	NM
Other	51,093	50,251	842	1.7%
Total Operating Expenses	$632,809	$549,445

Salaries, wages and benefits increased $20.4 million, or 16.3%, primarily due to increased flying, higher crew costs, including enhanced wages and work rules resulting from our interim agreement with the Southern Air pilots (see Note 11 to our Financial Statements) and fleet growth initiatives.

Aircraft fuel increased $10.0 million, or 10.4%, primarily due to an increase in consumption related to increased flying and an increase in the average fuel cost per gallon.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the three months ended March 31 were:

	2019	2018	Inc/(Dec)	% Change
Average fuel cost per gallon	$2.22	$2.14	$0.08	3.7%
Fuel gallons consumed (000s)	47,872	44,950	2,922	6.5%

Maintenance, materials and repairs increased by $18.7 million, or 22.1%, primarily reflecting $14.5 million of increased Line Maintenance expense due to increased flying and additional repairs performed, and $5.2 million of increased Non-heavy Maintenance expense, partially offset by a $1.0 million decrease in Heavy Maintenance expense.  The higher Line Maintenance primarily reflected increases of $7.2 million for 767 aircraft, $6.6 million for 747-400 aircraft and $1.1 million for 777 aircraft.  Non-heavy Maintenance reflected increases of $3.2 million for 747-400 aircraft and $1.7 million for 767 aircraft.  Heavy Maintenance expense on 747-400 aircraft decreased $7.1 million primarily due to a decrease in the number of D Checks and a decrease in the number of engine overhauls, partially offset by an increase in the number of C Checks. Heavy Maintenance expense on 767 aircraft increased $3.1 million primarily due to an increase in the number of C Checks. Heavy Maintenance expense on 747-8F aircraft increased $2.5 million primarily due to an increase in the number of C Checks.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended March 31 were:

Heavy Maintenance Events	2019	2018	Inc/(Dec)
747-8F C Checks	2	-	2
747-400 C Checks	5	4	1
767 C Checks	1	-	1
747-400 D Checks	-	1	(1)
CF6-80 engine overhauls	5	6	(1)

Depreciation and amortization increased $14.9 million, or 29.9%, primarily due to additional aircraft that began operating during the second half of 2018, an increase in the scrapping of rotable parts and an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Travel increased $5.2 million, or 13.0%, primarily due to increased flying.

Aircraft rent increased $2.4 million, or 6.0%, primarily due to additional operating leases for 747-400 freighter aircraft that began during the second half of 2018 to meet increased customer demand.

Navigation fees, landing fees and other rent increased $4.6 million, or 13.0%, primarily due to increased flying, partially offset by a decrease in purchased capacity, which is a component of other rent.

Passenger and ground handling services increased $4.1 million, or 14.6%, primarily due to higher costs from flying to more expensive locations and increased Charter flying.

Transaction-related expenses in 2019 primarily relate to professional fees for a customer transaction with warrants (see Note 4 to our Financial Statements). Transaction-related expenses in 2018 were for the integration of Southern Air, which primarily included professional fees and integration costs.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended March 31 (in thousands):

	2019	2018	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(2,044)	$(1,724)	$320	18.6%
Interest expense	30,353	27,342	3,011	11.0%
Capitalized interest	(463)	(1,750)	(1,287)	(73.5)%
Loss on early extinguishment of debt	245	-	245	NM
Unrealized loss on financial instruments	46,575	7,740	38,835	NM
Other income, net	(2,975)	(4,475)	(1,500)	(33.5)%

Interest expense increased $3.0 million, or 11.0%, primarily due to the 2018 financing of 767-300 aircraft purchases and conversions and purchases of two 777-200 aircraft.

Unrealized loss on financial instruments represents the change in fair value of a customer warrant liability (see Note 4 to our Financial Statements) primarily due to changes in our common stock price.

Income taxes.  Our effective income tax expense rates were 19.7% and 28.3% for the three months ended March 31, 2019 and 2018, respectively.  The effective income tax expense rate for the three months ended March 31, 2019 and 2018 differed from the U.S. statutory rate primarily due to nondeductible or nontaxable changes in the fair value of the warrant liability (see Note 4 to our Financial Statements).  For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended March 31 (see Note 10 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2019	2018	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$40,006	$40,872	$(866)	(2.1)%
Charter	29,133	34,278	(5,145)	(15.0)%
Dry Leasing	35,527	11,359	24,168	212.8%
Total Direct Contribution	$104,666	$86,509	$18,157	21.0%

Unallocated income and expenses, net	$80,136	$65,063	$15,073	23.2%

ACMI Segment

ACMI Direct Contribution was relatively unchanged as an increase in contribution primarily from 767 and 777 flying was more than offset by higher crew costs, including enhanced wages and work rules resulting from our interim agreement with the Southern Air pilots (see Note 11 to our Financial Statements), additional Non-heavy maintenance and repairs, and increased amortization of deferred maintenance costs.

Charter Segment

Charter Direct Contribution decreased $5.1 million, or 15.0%, primarily due to a decrease in AMC cargo flying related to the late cancellation of certain flights by the AMC and additional Non-heavy maintenance and repairs, partially offset by increased passenger flying for the AMC and the expansion of our flying for sports teams and other VIP charter customers.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $24.2 million, or 212.8%, primarily due to revenue from maintenance payments related to the scheduled return of a 777-200 freighter aircraft in March 2019 and the placement of additional aircraft.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $15.1 million, or 23.2%, primarily due to fleet growth initiatives, increased amortization of a customer incentive asset and lower capitalized interest.

Reconciliation of GAAP to non-GAAP Financial Measures

To supplement our Financial Statements presented in accordance with GAAP, we present certain non-GAAP financial measures to assist in the evaluation of our business performance.  These non-GAAP financial measures include Adjusted income from continuing operations, net of taxes, Adjusted Diluted EPS from continuing operations, net of taxes and Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which exclude certain noncash income and expenses, and items impacting year-over-year comparisons of our results.  These non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for Income from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes which are the most directly comparable measures of performance prepared in accordance with GAAP.

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

The following is a reconciliation of Income from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2019	March 31, 2018	Percent Change

Income (loss) from continuing operations, net of taxes	$(29,710)	$9,628	NM
Impact from:
Costs associated with transactions (a)	2,527	270
Certain contract startup costs (b)	369	-
Accrual for legal matters and professional fees	41	218
Noncash expenses and income, net (c)	10,754	6,675
Loss on early extinguishment of debt	245	-
Unrealized loss on financial instruments	46,575	7,740
Net insurance recovery	(3,449)	-
Income tax effect of reconciling items	(30)	(747)
Adjusted income from continuing operations, net of taxes	$27,322	$23,784	14.9%

Weighted average diluted shares outstanding	25,735	25,956
Add: dilutive warrant (d)	1,943	1,653
dilutive restricted stock	242	-
Adjusted weighted average diluted shares outstanding	27,920	27,609

Adjusted Diluted EPS from continuing operations, net of taxes	$0.98	$0.86	14.0%

	For the Three Months Ended
	March 31, 2019	March 31, 2018	Percent Change
Income (loss) from continuing operations, net of taxes	$(29,710)	$9,628	NM
Income tax expense	4,893	3,808
Income (loss) from continuing operations before income taxes	(24,817)	13,436
Costs associated with transactions (a)	2,527	270
Certain contract startup costs (b)	369	-
Accrual for legal matters and professional fees	41	218
Noncash expenses and income, net (c)	10,754	6,675
Loss on early extinguishment of debt	245	-
Unrealized loss on financial instruments	46,575	7,740
Net insurance recovery	(3,449)	-
Adjusted pretax income	32,245	28,339
Interest (income) expense, net	23,851	20,262
Other non-operating expenses (income), net	474	(4,475)
Adjusted operating income	56,570	44,126
Depreciation and amortization	64,481	49,630
Adjusted EBITDA	$121,051	$93,756	29.1%
(a)

Costs associated with transactions in 2019 primarily relate to a customer transaction with warrants (see Note 4 to our Financial Statements) and other costs associated with our acquisition of Southern Air. Costs associated with transactions in 2018 primarily related to costs associated with our acquisition of Southern Air.

(b)	Certain contract startup costs represent unique training aircraft costs required for a new customer contract (see Note 4 to our Financial Statements).
(c)

Noncash expenses and income, net in 2019 and 2018 primarily related to amortization of debt discount on the convertible notes (see Note 6 to our Financial Statements) and amortization of the customer incentive asset related to a customer warrant liability (see Note 4 to our Financial Statements).

(d)

Dilutive warrants represent potentially dilutive common shares related to warrants issued to a customer (see Note 4 to our Financial Statements).  These shares are excluded from Diluted EPS from continuing operations, net of taxes prepared in accordance with GAAP when they would have been antidilutive.

Liquidity and Capital Resources

The most significant liquidity events during the first quarter of 2019 were as follows:

Debt Transactions

In March 2019, we borrowed $19.7 million related to GEnx engine performance upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 2.73%.

Operating Activities. Net cash provided by operating activities was $53.8 million for the first quarter of 2019, which primarily reflected a Net Loss of $29.7 million, noncash adjustments of $79.0 million for Depreciation and amortization and $46.6 million for Unrealized loss on financial instruments, and a $9.7 million decrease in Accounts receivable.  Partially offsetting these items was a $42.3 million increase in Prepaid expenses, current assets and other assets and a $20.0 million decrease in Accounts payable and accrued liabilities.  Net cash provided by operating activities was $69.1 million for the first quarter of 2018, which primarily reflected $9.6 million of Net Income, noncash adjustments of $59.8 million for Depreciation and amortization and $7.7 million for Unrealized loss on financial instruments.  Partially offsetting these items was a $16.0 million decrease in Accounts payable and accrued liabilities.

Investing Activities. Net cash used for investing activities was $44.8 million for the first quarter of 2019, consisting primarily of $57.3 million of payments for flight equipment and modifications and $30.6 million of core capital expenditures, excluding flight equipment, partially offset by $38.1 million of proceeds from insurance.  Payments for flight equipment and modifications during the first quarter of 2019 were primarily related to 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2019 were funded through working capital and the financing discussed above.  Net cash used for investing activities was $261.2 million for the first quarter of 2018, consisting primarily of $236.5 million of payments for flight equipment and modifications and $26.1 million of core capital expenditures, excluding flight equipment.

Financing Activities. Net cash used for financing activities was $77.2 million for the first quarter of 2019, which primarily reflected $90.9 million of payments on debt, including a $20.7 million repayment of two term loans, and $9.2 million related to the purchase of treasury stock, partially offset by $19.7 million of proceeds from debt issuance.  Net cash provided by financing activities was $30.6 million for the first quarter of 2018, which primarily reflected $75.0 million of proceeds from revolving credit facility and $19.4 million of proceeds from debt issuance, partially offset by $56.8 million of payments on debt obligations and $10.2 million related to the purchase of treasury stock.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations and to fund core capital expenditures for 2019.  Core capital expenditures for the remainder of 2019 are expected to range between $105.0 to $115.0 million, which excludes flight equipment and capitalized interest.

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

Contractual Obligations and Debt Agreements

See Notes 6 and 7 to our Financial Statements for a description of our new debt and lease obligations.  See our 2018 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2018 and a description of our other debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

See Note 7 to our Financial Statements for a discussion of our adoption of the new leasing guidance.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2018.  Many of such factors are beyond AAWW’s control and are difficult to predict.  As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements.  Such forward-looking statements speak only as of the date of this report.  AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law and expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the three months ended March 31, 2019.  For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2018 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of March 31, 2019.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with the adoption on January 1, 2019 of new accounting guidance for leases, we implemented new processes, software and internal controls related to our leases.

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended March 31, 2019, the information required in response to this Item is set forth in Note 11 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2018 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Investment Agreement, dated as of March 27, 2019, between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.2	Amended and Restated Stockholders Agreement, dated as of March 27, 2019, between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.3	Warrant to Purchase 6,632,576 shares of Atlas Air Worldwide Holdings, Inc. common stock.

10.4	Atlas Air Worldwide Holdings, Inc. 2019 Long Term Cash Incentive Program.

10.5	Form of Performance Share Unit Agreement.

10.6	Form of Restricted Stock Unit Agreement.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (v) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2019 and 2018 and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: May 1, 2019	/s/ William J. Flynn
William J. Flynn
President and Chief Executive Officer

Dated: May 1, 2019	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer