Form 10-Q
period 2019-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2019-08-01
CIK 1135185

cover

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 26, 2019, there were 25,854,140 shares of the registrant’s Common Stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$110,665	$221,501
Short-term investments	7,153	15,624
Restricted cash	10,093	11,240
Accounts receivable, net of allowance of $1,633 and $1,563, respectively	265,489	269,320
Prepaid expenses and other current assets	81,900	112,146
Total current assets	475,300	629,831
Property and Equipment
Flight equipment	5,252,971	5,213,734
Ground equipment	83,250	75,939
Less: accumulated depreciation	(954,100)	(860,354)
Flight equipment modifications in progress	128,166	32,916
Property and equipment, net	4,510,287	4,462,235
Other Assets
Operating lease right-of-use assets	538,631	-
Deferred costs and other assets	377,962	345,037
Intangible assets, net and goodwill	83,162	97,689
Total Assets	$5,985,342	$5,534,792

Liabilities and Equity
Current Liabilities
Accounts payable	$66,441	$87,229
Accrued liabilities	485,436	465,669
Current portion of long-term debt and finance lease	268,686	264,835
Current portion of long-term operating leases	146,091	-
Total current liabilities	966,654	817,733
Other Liabilities
Long-term debt and finance lease	2,125,228	2,205,005
Long-term operating leases	445,821	-
Deferred taxes	195,608	256,970
Financial instruments and other liabilities	124,922	187,120
Total other liabilities	2,891,579	2,649,095
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,026,500 and 30,582,571 shares issued, 25,854,140 and 25,590,293 shares outstanding (net of treasury stock), as of June 30, 2019 and December 31, 2018, respectively	310	306
Additional paid-in-capital	746,725	736,035
Treasury stock, at cost; 5,172,360 and 4,992,278 shares, respectively	(213,728)	(204,501)
Accumulated other comprehensive loss	(3,312)	(3,832)
Retained earnings	1,597,114	1,539,956
Total stockholders’ equity	2,127,109	2,067,964
Total Liabilities and Equity	$5,985,342	$5,534,792

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Operating Revenue	$663,918	$666,145	$1,343,601	$1,256,159

Operating Expenses
Salaries, wages and benefits	141,450	129,176	286,924	254,258
Aircraft fuel	122,158	129,706	228,479	226,009
Maintenance, materials and repairs	113,471	88,236	217,091	173,115
Depreciation and amortization	63,689	50,834	128,170	100,464
Travel	46,374	42,358	91,403	82,205
Aircraft rent	40,335	40,281	82,223	79,805
Navigation fees, landing fees and other rent	37,982	37,698	78,198	73,295
Passenger and ground handling services	30,525	30,202	62,685	58,264
Special charge	3,269	9,374	3,269	9,374
Transaction-related expenses	734	240	3,261	510
Other	54,961	47,094	106,054	97,345
Total Operating Expenses	654,948	605,199	1,287,757	1,154,644

Operating Income	8,970	60,946	55,844	101,515

Non-operating Expenses (Income)
Interest income	(1,278)	(1,388)	(3,322)	(3,112)
Interest expense	30,045	29,182	60,398	56,524
Capitalized interest	(627)	(1,465)	(1,090)	(3,215)
Loss on early extinguishment of debt	-	-	245	-
Unrealized (gain) loss on financial instruments	(42,300)	50,031	4,275	57,771
Other (income) expense, net	945	(7,277)	(2,030)	(11,752)
Total Non-operating Expenses (Income)	(13,215)	69,083	58,476	96,216

Income (loss) from continuing operations before income taxes	22,185	(8,137)	(2,632)	5,299
Income tax (benefit) expense	(64,683)	12,986	(59,790)	16,794

Income (loss) from continuing operations, net of taxes	86,868	(21,123)	57,158	(11,495)

Loss from discontinued operations, net of taxes	-	(27)	-	(43)

Net Income (Loss)	$86,868	$(21,150)	$57,158	$(11,538)

Earnings (loss) per share from continuing operations:
Basic	$3.36	$(0.83)	$2.22	$(0.45)
Diluted	$1.61	$(0.83)	$2.21	$(0.45)
Loss per share from discontinued operations:
Basic	$-	$(0.00)	$-	$(0.00)
Diluted	$-	$(0.00)	$-	$(0.00)
Earnings (loss) per share:
Basic	$3.36	$(0.83)	$2.22	$(0.45)
Diluted	$1.61	$(0.83)	$2.21	$(0.45)
Weighted average shares:
Basic	25,851	25,565	25,794	25,501
Diluted	26,953	25,565	25,921	25,501

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Income (Loss)	$86,868	$(21,150)	$57,158	$(11,538)
Other comprehensive income:
Reclassification to interest expense	337	365	681	750
Income tax expense	(80)	(120)	(161)	(177)
Other comprehensive income	257	245	520	573
Comprehensive Income (Loss)	$87,125	$(20,905)	$57,678	$(10,965)

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Operating Activities:
Income (loss) from continuing operations, net of taxes	$57,158	$(11,495)
Less: Loss from discontinued operations, net of taxes	-	(43)
Net Income (Loss)	57,158	(11,538)

Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation and amortization	157,820	121,606
Accretion of debt securities discount	208	(512)
Provision for allowance for doubtful accounts	4	1,179
Loss on early extinguishment of debt	245	-
Special charge, net of cash payments	3,269	9,374
Unrealized loss on financial instruments	4,275	57,771
Deferred taxes	(60,122)	16,561
Stock-based compensation	10,025	10,627
Changes in:
Accounts receivable	26	(27,699)
Prepaid expenses, current assets and other assets	(23,835)	(10,815)
Accounts payable and accrued liabilities	(40,076)	9,357
Net cash provided by operating activities	108,997	175,911
Investing Activities:
Capital expenditures	(76,754)	(54,791)
Payments for flight equipment and modifications	(99,161)	(448,388)
Proceeds from insurance	38,133	-
Proceeds from investments	9,313	5,399
Net cash used for investing activities	(128,469)	(497,780)
Financing Activities:
Proceeds from debt issuance	19,723	305,059
Payment of debt issuance costs	(955)	(4,781)
Payments of debt and finance lease obligations	(160,091)	(115,194)
Proceeds from revolving credit facility	50,000	135,000
Payment of revolving credit facility	-	(60,000)
Customer maintenance reserves and deposits received	8,039	8,169
Purchase of treasury stock	(9,227)	(10,319)
Net cash provided by (used for) financing activities	(92,511)	257,934
Net decrease in cash, cash equivalents and restricted cash	(111,983)	(63,935)
Cash, cash equivalents and restricted cash at the beginning of period	232,741	291,864
Cash, cash equivalents and restricted cash at the end of period	$120,758	$227,929

Noncash Investing and Financing Activities:

Acquisition of flight equipment included in Accounts payable and accrued liabilities	$51,996	$66,944

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	As of and for the Three Months Ended June 30, 2019
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at March 31, 2019	$310	$(213,690)	$741,652	$(3,569)	$1,510,246	$2,034,949
Net Income (Loss)	-	-	-	-	86,868	86,868
Other comprehensive income	-	-	-	257	-	257
Stock-based compensation	-	-	4,404	-	-	4,404
Customer warrant	-	-	669	-	-	669
Purchase of 743 shares of treasury stock	-	(38)	-	-	-	(38)
Issuance of 4,385 shares of restricted stock	-	-	-	-	-	-
Balance at June 30, 2019	$310	$(213,728)	$746,725	$(3,312)	$1,597,114	$2,127,109

	As of and for the Three Months Ended June 30, 2018
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at March 31, 2018	$305	$(203,950)	$721,577	$(4,635)	$1,279,001	$1,792,298
Net Income (Loss)	-	-	-	-	(21,150)	(21,150)
Other comprehensive income	-	-	-	245	-	245
Stock-based compensation	-	-	4,781	-	-	4,781
Purchase of 1,500 shares of treasury stock	-	(101)	-	-	-	(101)
Issuance of 15,863 shares of restricted stock	1	-	(1)	-	-	-
Balance at June 30, 2018	$306	$(204,051)	$726,357	$(4,390)	$1,257,851	$1,776,073

	As of and for the Six Months Ended June 30, 2019
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2018	$306	$(204,501)	$736,035	$(3,832)	$1,539,956	$2,067,964
Net Income (Loss)	-	-	-	-	57,158	57,158
Other comprehensive income	-	-	-	520	-	520
Stock-based compensation	-	-	10,025	-	-	10,025
Customer warrant	-	-	669	-	-	669
Purchase of 180,082 shares of treasury stock	-	(9,227)	-	-	-	(9,227)
Issuance of 443,929 shares of restricted stock	4	-	(4)	-	-	-
Balance at June 30, 2019	$310	$(213,728)	$746,725	$(3,312)	$1,597,114	$2,127,109

	As of and for the Six Months Ended June 30, 2018
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2017	$301	$(193,732)	$715,735	$(3,993)	$1,271,545	$1,789,856
Net Income (Loss)	-	-	-	-	(11,538)	(11,538)
Other comprehensive income	-	-	-	573	-	573
Cumulative effect of change in accounting principle	-	-	-	-	(3,126)	(3,126)
Stock-based compensation	-	-	10,627	-	-	10,627
Purchase of 173,002 shares of treasury stock	-	(10,319)	-	-	-	(10,319)
Issuance of 455,589 shares of restricted stock	5	-	(5)	-	-	-
Reclassification of tax effect on other comprehensive loss	-	-	-	(970)	970	-
Balance at June 30, 2018	$306	$(204,051)	$726,357	$(4,390)	$1,257,851	$1,776,073

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Intercompany accounts and transactions have been eliminated.  The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2018, which includes additional disclosures and a summary of our significant accounting policies.  The December 31, 2018 balance sheet data was derived from that Annual Report.  In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of June 30, 2019, the results of operations for the three and six months ended June 30, 2019 and 2018, comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018, cash flows for the six months ended June 30, 2019 and 2018, and shareholders’ equity as of and for the three and six months ended June 30, 2019 and 2018.

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

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method.  Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required.  Amortization of deferred maintenance expense included in Depreciation and amortization was $5.3 million and $2.9 million for the three months ended June 30, 2019 and 2018, respectively and was $9.7 million and $5.3 million for the six months ended June 30, 2019 and 2018, respectively.

Deferred maintenance included within Deferred costs and other assets is as follows:

Deferred
Maintenance
Balance as of December 31, 2018	$103,647
Deferred maintenance costs	57,915
Amortization of deferred maintenance	(9,690)
Balance as of June 30, 2019	$151,872

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

The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Six Months Ended
Revenue and Expenses:	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue from Polar	$99,889	$103,625	$198,356	$205,730
Ground handling and airport fees to Polar	545	743	1,063	1,378

Accounts receivable/payable as of:	June 30, 2019	December 31, 2018
Receivables from Polar	$11,008	$16,349
Payables to Polar	4,166	2,527

Aggregate Carrying Value of Polar Investment as of:	June 30, 2019	December 31, 2018
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

In addition to the amounts in the table above, Atlas recognized revenue of $23.1 million and $24.4 million for the three months ended June 30, 2019 and 2018, respectively, and $46.4 million and $36.6 million for the six months ended June 30, 2019 and 2018, respectively, from flying on behalf of Polar.

GATS

We hold a 50% interest in GATS GP (BVI) Ltd. (“GATS”), a joint venture with an unrelated third party.  As of June 30, 2019 and December 31, 2018, our investment in GATS was $21.4 million and $22.3 million, respectively.  We had Accounts payable to GATS of $0.7 million as of June 30, 2019 and $0.5 million as of December 31, 2018.

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

In conjunction with the agreements entered into in May 2016, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share (“Warrant A”).  As of December 31, 2018, this warrant to purchase 7.5 million shares had vested in full.  Warrant A is exercisable in accordance with its terms through 2021.  As of June 30, 2019, no portion of Warrant A has been exercised.

The agreements entered into in May 2016 also provided incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.50 per share (“Warrant B”).  This warrant to purchase 3.75 million shares will vest in increments of 37,500 shares each time Amazon has paid $4.2 million of revenue to us, up to a total of $420.0 million, for incremental business beyond the original 20 767-300 freighters.  As of June 30, 2019, no portion of Warrant B has vested.  Upon vesting, Warrant B would become exercisable in accordance with its terms through May 2023.

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we will provide CMI services using Boeing 737-800 freighter aircraft provided by Amazon.  The 737-800 CMI operations will be for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  The first three of five 737-800 freighter aircraft entered service during the second quarter of 2019 and the remaining two are expected to enter service during the second half of 2019.  Amazon may, in its sole discretion, place up to 15 additional 737-800 freighter aircraft into service with us by May 31, 2021.

In connection with the amended agreements, we granted Amazon a warrant to acquire up to an additional 9.9% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $52.90 per share (“Warrant C”).  When combined with Warrant A and Warrant B, this would allow Amazon to acquire up to a total of 39.9% (after the issuance) of our outstanding common shares and Amazon would be entitled to vote the shares it owns up to 14.9% of our outstanding common shares, in its discretion.  Amazon would be required to vote any shares it owns in excess of 14.9% of our outstanding common shares in accordance with the recommendation of our board of directors.  After Warrant B has vested in full, this warrant to purchase 6.6 million shares would vest in increments of 45,428 shares each time Amazon has paid $6.9 million of revenue to us, up to a total of $1.0 billion, for incremental business beyond Warrant A and Warrant B.  As of June 30, 2019, no portion of Warrant C has vested.  Upon vesting, Warrant C would become exercisable in accordance with its terms through March 2026.

At the time of vesting, the fair value of the vested portion of the warrants issued to Amazon is recorded as a warrant liability within Financial instruments and other liabilities (the “Amazon Warrant”).  The initial fair value of the vested portion of Warrant A was recognized as a customer incentive asset within Deferred costs and other assets, net and is amortized as a reduction of Operating Revenue in proportion to the amount of revenue recognized over the terms of the Dry Leases and CMI agreements.  Determining the amount of amortization related to the CMI agreements requires significant judgment to estimate the total number of Block Hours expected over the terms of those agreements.

When it becomes probable that an increment of either Warrant B or C will vest and the related revenue begins to be recognized, the fair value of such portion is recorded as Additional paid-in-capital. The initial fair value of such increment is also recognized as a customer incentive asset within Deferred costs and other assets, net and is amortized as a reduction of Operating Revenue in proportion to the amount of related revenue recognized. At the time of vesting, the amount recorded in Additional paid-in-capital would be reclassified to the Amazon Warrant liability.

The following table provides a summary of the customer incentive asset:

Balance at December 31, 2018	$184,720
Initial value for estimate of vested or expected to vest warrants	669
Amortization of customer incentive asset	(13,222)
Balance at June 30, 2019	$172,167

We amortized $6.9 million and $3.3 million of the customer incentive asset for the three months ended June 30, 2019 and 2018, respectively.  We amortized $13.2 million and $5.9 million of the customer incentive asset for the six months ended June 30, 2019 and 2018, respectively.  There were no impairment losses for the six months ended June 30, 2019 and 2018.

The Amazon Warrant liability is marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized (gain) loss on financial instruments.  We recognized a net unrealized gain of $42.3 million and a net unrealized loss of $4.3 million on the Amazon Warrant during the three and six months ended June 30, 2019, respectively. We recognized net unrealized losses of $50.0 million and $57.8 million on the Amazon Warrant during the three and six months ended June 30, 2018, respectively. The fair value of the Amazon Warrant liability was $103.3 million as of June 30, 2019 and $99.0 million as of December 31, 2018.

5. Supplemental Balance Sheet and Cash Flow Information

Accounts Receivable

Accounts receivable, net of allowance related to customer contracts, excluding Dry Leasing contracts, was $204.2 million as of June 30, 2019 and $227.1 million as of December 31, 2018.

Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30, 2019	December 31, 2018
Maintenance	$140,865	$133,337
Customer maintenance reserves	112,459	104,454
Salaries, wages and benefits	48,247	82,809
Aircraft fuel	40,890	32,641
Deferred revenue	26,108	26,584
Other	116,867	85,844
Accrued liabilities	$485,436	$465,669

Revenue Contract Liability

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition.  The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Revenue contract liability balances during the six months ended June 30, 2019 were as follows:

Balance as of December 31, 2018	$13,007
Revenue recognized	(63,467)
Amounts collected or invoiced	66,438
Balance as of June 30, 2019	$15,978

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$110,665	$221,501
Restricted cash	10,093	11,240
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$120,758	$232,741

6. Debt

Term Loans

In March 2019, we borrowed $19.7 million under an unsecured five-year term loan due in March 2024 (the “First 2019 Term Loan”) for GEnx engine performance upgrade kits and overhauls.  The First 2019 Term Loan contains customary covenants, events of default and accrues interest at a fixed rate of 2.73%, with principal and interest payable quarterly.

In March 2019, we received $41.1 million in proceeds from insurance related to the loss of a 767-300 freighter aircraft and used $20.7 million of the proceeds to repay two term loans related to the aircraft.  In connection with the repayment, we recognized a $0.2 million loss on early of extinguishment of debt.  During the six months ended June 30, 2019, we also recognized a net insurance recovery of $3.4 million resulting from the excess of insurance proceeds over the carrying amount of the aircraft and other related costs within Other income, net.

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

The Convertible Notes consisted of the following as of June 30, 2019:

	2017 Convertible Notes	2015 Convertible Notes
Remaining life in months	59	35
Liability component:
Gross proceeds	$289,000	$224,500
Less: debt discount, net of amortization	(52,174)	(24,974)
Less: debt issuance cost, net of amortization	(4,085)	(2,342)
Net carrying amount	$232,741	$197,184

Equity component (1)	$70,140	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of June 30, 2019.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Contractual interest coupon	$2,618	$2,618	$5,235	$5,235
Amortization of debt discount	4,186	3,932	8,308	7,804
Amortization of debt issuance costs	375	363	747	722
Total interest expense recognized	$7,179	$6,913	$14,290	$13,761

Revolving Credit Facility

In December 2018, we amended and extended our previous three-year $150.0 million secured revolving credit facility into a new four-year $200.0 million secured revolving credit facility (the “Revolver”). As of June 30, 2019, there was $50.0 million outstanding and we had $93.5 million of unused availability under the Revolver, based on the collateral borrowing base.

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

Lessee

As of June 30, 2019, we lease 21 aircraft, of which 20 are operating leases.  Lease expirations for our leased aircraft range from March 2020 to June 2032.  In addition, we lease a variety of office space, airport station locations, warehouse space, vehicles and equipment, with lease expirations ranging from July 2019 to April 2025.  We also incur variable rental costs for aircraft, engines, ground equipment and storage space based on usage of the underlying equipment or property.  For leases with terms greater than 12 months, including renewal options when appropriate, we record the related right-of-use asset and lease liability as the present value of fixed lease payments over the lease term.  Since our leases do not typically provide a readily determinable discount rate, we use our incremental borrowing rate to discount lease payments to present value.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

	Classification on the Consolidated Balance Sheets	June 30, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$538,631
Finance lease assets	Property and equipment, net	30,419
Less: Accumulated amortization on finance lease assets	Property and equipment, net	(4,508)
Total lease assets		$564,542

Liabilities
Current
Operating lease liabilities	Current portion of long-term operating leases	$146,091
Finance lease liabilities	Current portion of long-term debt and finance lease	680
Noncurrent
Operating lease liabilities	Long-term operating leases	445,821
Finance lease liabilities	Long-term debt and finance lease	29,998
Total lease liabilities		$622,590

Weighted Average Remaining Lease Term in years
Operating Leases	4.23
Finance Leases	13.00
Weighted Average Discount Rate
Operating Leases	4.59%
Finance Leases	17.46%

The following table presents information related to lease costs for finance and operating leases:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease costs (1)	$40,156	$80,081
Variable operating lease costs (1)	3,985	9,297
Finance lease costs:
Amortization of leased assets	499	997
Interest on lease liabilities	1,340	2,673
Total lease cost	$45,980	$93,048
(1)	Expenses are classified within Aircraft rent and Navigation fees, landing fees and other rent on the consolidated statement of operations. Short-term lease contracts are not material.

The table below presents supplemental cash flow information related to leases as follows:

For the Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$79,828
Operating cash flows for finance lease	2,673
Financing cash flows for finance lease	327

As of June 30, 2019, maturities of lease liabilities for the periods indicated were as follows:

	Operating	Finance
	Leases	Lease	Total
2019	$88,008	$3,000	$91,008
2020	160,931	6,000	166,931
2021	167,204	6,000	173,204
2022	116,603	6,000	122,603
2023	62,773	6,000	68,773
Thereafter	54,760	50,500	105,260
Total minimum rental payments	650,279	77,500	727,779
Less: imputed interest	58,367	46,822	105,189
Total	$591,912	$30,678	$622,590

As of June 30, 2019, the Company’s obligations for operating leases that have not yet commenced are immaterial.

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

As of June 30, 2019, our contractual amount of minimum receipts, excluding taxes, for the periods indicated under Dry Leases reflecting the terms that were in effect were as follows:

2019	$86,864
2020	166,056
2021	145,174
2022	137,636
2023	104,008
Thereafter	246,466
Total minimum lease receipts	$886,204

As of December 31, 2018, our contractual amount of minimum receipts, excluding taxes, for the periods indicated under Dry Leases reflecting the terms that were in effect were as follows:

Dry Lease
Income
2019	$180,366
2020	169,202
2021	148,413
2022	140,876
2023	107,248
Thereafter	257,248
Total minimum lease receipts	$1,003,353

The net book value of flight equipment on Dry Lease to customers was $1,656.2 million as of June 30, 2019 and $1,717.5 million as of December 31, 2018.  The accumulated depreciation for flight equipment on Dry Lease to customers was $268.2 million as of June 30, 2019 and $232.4 million as of December 31, 2018.  See Note 10 to our Financial Statements for disclosure of our Dry Leasing segment revenue.

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

8. Income Taxes

During the three months ended June 30, 2019, the Internal Revenue Service (“IRS”) completed its examination of our 2015 income tax return without adjustment.  As a result, we recognized $54.6 million of previously unrecognized income tax benefits and reduced our valuation allowance by recording a $5.2 million income tax benefit.

The effective income tax benefit for the three and six months ended June 30, 2019 differed from tax at the U.S. statutory rate primarily due to $59.8 million of tax benefits related to the favorable completion of the IRS’s examination of our 2015 income tax return, and to a lesser extent for the three months ended June 30, 2019, $9.3 million of nontaxable changes in the fair value of the customer warrant liability (see Note 4 to our Financial Statements).

The effective income tax expense for the three and six months ended June 30, 2018 differed from tax at the U.S. statutory rate primarily due to $16.1 million and $17.8 million of nondeductible changes in the fair value of the customer warrant liability, respectively (see Note 4 to our Financial Statements).

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

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	June 30, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$110,665	$110,665	$110,665	$-	$-
Short-term investments	7,153	7,153	-	-	7,153
Restricted cash	10,093	10,093	10,093	-	-
	$127,911	$127,911	$120,758	$-	$7,153

Liabilities
Term loans and notes	$1,913,989	$2,022,448	$-	$-	$2,022,448
Revolver	50,000	50,408	-	-	50,408
Convertible notes (1)	429,925	512,942	512,942	-	-
Customer warrant	103,275	103,275	-	103,275	-
	$2,497,189	$2,689,073	$512,942	$103,275	$2,072,856

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$221,501	$221,501	$221,501	$-	$-
Short-term investments	15,624	15,624	-	-	15,624
Restricted cash	11,240	11,240	11,240	-	-
Long-term investments and accrued interest	635	1,138	-	-	1,138
	$249,000	$249,503	$232,741	$-	$16,762

Liabilities
Term loans and notes	$2,048,972	$1,976,373	$-	$-	$1,976,373
Convertible notes (1)	420,868	490,070	490,070	-	-
Customer warrant	99,000	99,000	-	99,000	-
	$2,568,840	$2,565,443	$490,070	$99,000	$1,976,373

(1) Carrying value is net of debt discounts and debt issuance costs (see Note 6 to our Financial Statements).

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

We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct operating and ownership costs.  Direct Contribution represents Income (loss) from continuing operations before income taxes excluding the following: Special charge, Transaction-related expenses, nonrecurring items, Losses (gains) on the disposal of aircraft, Losses on early extinguishment of debt, Unrealized losses (gains) on financial instruments, Gains on investments and Unallocated income and expenses, net.  Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation.  Unallocated income and expenses, net include corporate overhead, nonaircraft depreciation, noncash expenses and income, interest expense on the portion of debt used for general corporate purposes, interest income on nondebt securities, capitalized interest, foreign exchange gains and losses, other revenue and other non-operating costs, including certain contract start-up costs.

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income (loss) from continuing operations before income taxes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating Revenue:
ACMI	$307,278	$277,795	$613,845	$544,175
Charter	315,679	346,778	620,793	631,975
Dry Leasing	43,535	39,958	113,481	76,350
Customer incentive asset amortization	(6,936)	(3,290)	(13,222)	(5,886)
Other	4,362	4,904	8,704	9,545
Total Operating Revenue	$663,918	$666,145	$1,343,601	$1,256,159

Direct Contribution:
ACMI	$40,640	$52,707	$80,647	$93,579
Charter	14,084	51,090	43,217	85,368
Dry Leasing	11,091	12,191	46,618	23,550
Total Direct Contribution for Reportable Segments	65,815	115,988	170,482	202,497

Unallocated income and expenses, net	(81,927)	(64,480)	(162,064)	(129,543)
Loss on early extinguishment of debt	-	-	(245)	-
Unrealized gain (loss) on financial instruments	42,300	(50,031)	(4,275)	(57,771)
Special charge	(3,269)	(9,374)	(3,269)	(9,374)
Transaction-related expenses	(734)	(240)	(3,261)	(510)
Income (loss) from continuing operations before income taxes	22,185	(8,137)	(2,632)	5,299

Add back (subtract):
Interest income	(1,278)	(1,388)	(3,322)	(3,112)
Interest expense	30,045	29,182	60,398	56,524
Capitalized interest	(627)	(1,465)	(1,090)	(3,215)
Loss on early extinguishment of debt	-	-	245	-
Unrealized (gain) loss on financial instruments	(42,300)	50,031	4,275	57,771
Other (income) expense, net	945	(7,277)	(2,030)	(11,752)
Operating Income	$8,970	$60,946	$55,844	$101,515

The following table disaggregates our Charter segment revenue by customer and service type:

	For the Three Months Ended
	June 30, 2019			June 30, 2018
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$133,178	$3,054	$136,232	$151,578	$544	$152,122
AMC	92,017	87,430	179,447	104,448	90,208	194,656
Total Charter Revenue	$225,195	$90,484	$315,679	$256,026	$90,752	$346,778

	For the Six Months Ended
	June 30, 2019			June 30, 2018
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$282,082	$10,661	$292,743	$282,751	$2,590	$285,341
AMC	149,463	178,587	328,050	178,876	167,758	346,634
Total Charter Revenue	$431,545	$189,248	$620,793	$461,627	$170,348	$631,975

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the U.S. Military Air Mobility Command (“AMC”), Polar and DHL (see above and Note 3 to our Financial Statements for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from DHL was $87.4 million for the three months ended June 30, 2019 and $84.8 million for the three months ended June 30, 2018. Revenue from DHL was $177.1 million for the six months ended June 30, 2019 and $151.8 million for the six months ended June 30, 2018. We have not experienced any credit issues with these customers.

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

After we completed the acquisition of Southern Air in April 2016, we informed the IBT of our intention to pursue (and we have been pursuing) a complete operational merger of Atlas and Southern Air.  Pursuant to the merger provisions in both the Atlas and Southern Air CBAs, joint negotiations for a single CBA for Atlas and Southern Air should commence promptly.  Further, once a seniority list is presented to us by the union, it triggers an agreed-upon timeframe to negotiate a new joint CBA with any unresolved issues submitted to binding arbitration.  After the merger process began, the IBT filed an application for mediation with the National Mediation Board (“NMB”) on behalf of the Atlas pilots, and subsequently the IBT filed a similar application on behalf of Southern Air pilots.  We have opposed both mediation applications as they are not in accordance with the merger provisions in the parties’ existing CBAs.  The Atlas and Southern Air CBAs have a defined and streamlined process for negotiating a joint CBA when a merger occurs, as in the case with the Atlas and Southern Air merger.  The NMB conducted a premediation investigation on the IBT’s Atlas application in June 2016, which is currently pending (along with the IBT’s Southern Air application).  Due to the IBT’s refusal to adhere to the merger provisions of the respective CBAs, in February 2017, the Company filed a lawsuit against the IBT to compel arbitration on the issue of whether the merger provisions in Atlas and Southern Air's CBAs apply to the bargaining process.  On March 13, 2018, the Southern District Court of New York (“NY District Court”) granted the Company’s motion to compel arbitration on this issue.  The IBT appealed the NY District Court’s decision, which is currently pending.

The Company and the IBT conducted the Atlas and Southern Air arbitrations for this issue in October 2018.  On June 12, 2019, Southern Air prevailed in its management grievance arbitration against the IBT. The arbitrator’s decision ordered the IBT to promptly proceed with contractually required negotiations for a new Joint CBA (“JCBA”) in connection with Atlas and Southern Air’s merger. The Company expects to receive the Atlas arbitration decision in the third quarter of 2019. The Company and the IBT continue to move the process forward and bargain in good faith for a new JCBA, pursuant to an interim framework agreement until the Atlas arbitration decision is issued.

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

In late November 2017, the U.S. District Court for the District of Columbia (“DC District Court”) granted the Company’s request to issue a preliminary injunction to stop an illegal work slowdown and require the IBT to meet its obligations under the Railway Labor Act. Specifically, the DC District Court ordered the IBT to stop “authorizing, encouraging, permitting, calling, engaging in, or continuing” any illegal pilot slowdown activities, which were intended to gain leverage in pilot contract negotiations with the Company.  In addition, the Court ordered the IBT to take affirmative action to prevent and to refrain from continuing any form of interference with the Company’s operations or any other concerted refusal to perform normal pilot operations consistent with its status quo obligations under the Railway Labor Act.  In December 2017, the IBT appealed the District Court’s decision to the U.S. Court of Appeals for the District of Columbia Circuit (“Court of Appeals”).  On July 5, 2019, the Court of Appeals, in a unanimous three judge panel, affirmed the DC District Court’s ruling and denied the IBT’s appeal. Therefore, the preliminary injunction remains in full force and effect.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $5.3 million in aggregate based on June 30, 2019 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  In the other case, we received an administrative decision in favor of the Brazil customs authorities and we are in the process of appealing this decision to the Brazil courts.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $4.2 million as of June 30, 2019 and $4.1 million as of December 31, 2018, and is included in Deferred costs and other assets.

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

	For the Three Months Ended		For the Six Months Ended
Numerator:	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income (loss) from continuing operations, net of taxes	$86,868	$(21,123)	$57,158	$(11,495)
Less: Unrealized gain on financial instruments, net of tax	(43,379)	-	-	-
Diluted income from continuing operations, net of tax	$43,489	$(21,123)	$57,158	$(11,495)

Denominator:
Basic EPS weighted average shares outstanding	25,851	25,565	25,794	25,501
Effect of dilutive warrant	1,089	-	-	-
Effect of dilutive restricted stock	13	-	127	-
Diluted EPS weighted average shares outstanding	26,953	25,565	25,921	25,501

Earnings (loss) per share from continuing operations:
Basic	$3.36	$(0.83)	$2.22	$(0.45)
Diluted	$1.61	$(0.83)	$2.21	$(0.45)
Loss per share from discontinued operations:
Basic	$-	$(0.00)	$-	$(0.00)
Diluted	$-	$(0.00)	$-	$(0.00)
Earnings (loss) per share:
Basic	$3.36	$(0.83)	$2.22	$(0.45)
Diluted	$1.61	$(0.83)	$2.21	$(0.45)

Antidilutive shares related to warrants issued in connection with our Convertible Notes that were out of the money and excluded were 7.8 million for the three and six months ended June 30, 2019 and 3.0 million for the three and six months ended June 30, 2018. Antidilutive shares related to warrants issued to a customer and restricted share units that were excluded from the calculation of diluted EPS due to losses incurred were 3.3 million for the three months ended June 30, 2018 and 2.7 million for the six months ended June 30, 2018.  Diluted shares reflect the potential dilution that could occur from restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and warrants issued to a customer in which performance or market conditions were not satisfied of 10.6 million for the three and six months ended June 30, 2019 and 5.8 million for the three and six months ended June 30, 2018.

13. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2017	$(4,002)	$9	$(3,993)
Reclassification to interest expense	750	-	750
Tax effect	(177)	-	(177)
Reclassification of taxes	(970)	-	(970)
Balance as of June 30, 2018	$(4,399)	$9	$(4,390)

Balance as of December 31, 2018	$(3,841)	$9	$(3,832)
Reclassification to interest expense	681	-	681
Tax effect	(161)	-	(161)
Balance as of June 30, 2019	$(3,321)	$9	$(3,312)

Interest Rate Derivatives

As of June 30, 2019, there was $4.3 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt.  Net realized losses reclassified into earnings were $0.3 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. Net realized losses reclassified into earnings were $0.7 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. Net realized losses expected to be reclassified into earnings within the next 12 months are $1.3 million as of June 30, 2019.

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

See “Business Overview” and “Business Strategy” in our 2018 Annual Report on Form 10-K for additional information.

Business Developments

Charter results for the first half of 2019, compared with 2018, were negatively impacted by a decrease in commercial cargo volumes and Yields related to the impact of tariffs and global trade tensions, and a decrease in AMC cargo and passenger flying.

During the first half of 2019, both ACMI and Charter results were negatively impacted by labor-related service disruptions (See Note 11 to our Financial Statements).

Our ACMI results for the first half of 2019, compared with 2018, were positively impacted by increased flying from the following:

•

Between August 2016 and November 2018, we began CMI flying 20 Boeing 767-300 freighter aircraft for Amazon that are Dry Leased from Titan.  During the first half of 2019, there were an average of 19.3 aircraft equivalents operating for Amazon compared to an average of 12.8 aircraft equivalents operating in 2018.

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
•

In January 2019, we entered into an agreement to operate three incremental 747-400 freighters for Nippon Cargo Airlines on transpacific routes.  One aircraft entered service in April 2019 and the other two are expected to enter service during the third quarter of 2019.

•

In March 2019, we entered into agreements with Amazon, which include CMI operation of five 737-800 freighter aircraft in 2019 and up to 15 additional aircraft by May 2021.  The first three aircraft entered service during the second quarter of 2019 and the next two are expected to enter service during the second half of 2019.

•

In June 2019, we entered into a CMI agreement with DHL to operate two incremental 777-200 freighter aircraft on key global routes, both of which entered service near the end of the second quarter of 2019.

•	In June 2019, we began flying a third 747-400 freighter for Asiana Cargo on transpacific routes following its return from DHL.

In February 2018, we acquired a 777-200 freighter aircraft and Dry Leased it to DHL on a long-term basis, as described above.  We completed the acquisition of a second 777-200 freighter aircraft and placed it into service with DHL in July 2018.  As described above, during the first half of 2019, there were an average of 19.3 aircraft equivalents Dry Leased to Amazon compared to an average of 12.8 aircraft equivalents in 2018.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended June 30, 2019 and 2018

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the three months ended June 30:

Segment Operating Fleet*	2019	2018	Inc/(Dec)
ACMI
747-8F Cargo	8.2	9.0	(0.8)
747-400 Cargo	18.4	16.2	2.2
747-400 Dreamlifter	3.6	3.1	0.5
777-200 Cargo	6.4	5.0	1.4
767-300 Cargo	25.0	19.3	5.7
767-200 Cargo	9.0	9.0	-
767-200 Passenger	1.0	1.0	-
737-800 Cargo	1.8	-	1.8
737-400 Cargo	5.0	5.0	-
Total	78.4	67.6	10.8

Charter
747-8F Cargo	1.6	1.0	0.6
747-400 Cargo	15.2	12.6	2.6
747-400 Passenger	4.0	2.0	2.0
767-300 Cargo	-	0.5	(0.5)
767-300 Passenger	4.9	4.0	0.9
Total	25.7	20.1	5.6

Dry Leasing
777-200 Cargo	7.0	7.0	-
767-300 Cargo	21.0	15.6	5.4
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	31.0	25.6	5.4

Less: Aircraft Dry Leased to CMI customers	(23.0)	(16.6)	(6.4)
Total Operating Average Aircraft Equivalents	112.1	96.7	15.4

*	ACMI average fleet excludes spare aircraft provided by CMI customers and Dry Leasing average fleet excludes aircraft awaiting placement.

Block Hours	2019	2018	Inc/(Dec)	% Change
Total Block Hours**	80,282	72,660	7,622	10.5%

**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended June 30 (in thousands):

	2019	2018	Inc/(Dec)	% Change
Operating Revenue
ACMI	$307,278	$277,795	$29,483	10.6%
Charter	315,679	346,778	(31,099)	(9.0)%
Dry Leasing	43,535	39,958	3,577	9.0%
Customer incentive asset amortization	(6,936)	(3,290)	3,646	NM
Other	4,362	4,904	(542)	(11.1)%
Total Operating Revenue	$663,918	$666,145

NM represents year-over-year changes that are not meaningful.

ACMI

	2019	2018	Inc/(Dec)	% Change
ACMI Block Hours	61,942	53,230	8,712	16.4%
ACMI Revenue Per Block Hour	$4,961	$5,219	$(258)	(4.9)%

ACMI revenue increased $29.5 million, or 10.6%, primarily due to increased flying, partially offset by a decrease in Revenue per Block Hour.  The increase in Block Hours was primarily driven by increased 767 and 737 flying, the start-up of 747-400 flying for new customers and incremental 777-200 flying.  Revenue per Block Hour decreased primarily due to increased smaller-gauge 767 and 737 CMI flying.  In addition, ACMI revenue was negatively impacted by labor-related service disruptions.

Charter

	2019	2018	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	12,888	13,887	(999)	(7.2)%
Passenger	4,773	5,094	(321)	(6.3)%
Total	17,661	18,981	(1,320)	(7.0)%

Charter Revenue Per Block Hour:
Cargo	$17,473	$18,436	$(963)	(5.2%)
Passenger	$18,957	$17,815	$1,142	6.4%
Charter	$17,874	$18,270	$(396)	(2.2%)

Charter revenue decreased $31.1 million, or 9.0%, primarily due to decreased flying and a decrease in Revenue per Block Hour. The decrease in Charter Block Hours was primarily driven by decreased cargo and passenger demand from the AMC and lower cargo demand from commercial customers.  Revenue per Block Hour decreased primarily due to lower commercial cargo Yields (excluding fuel), partially offset by an increase in rates for the AMC.  The lower commercial cargo demand and Yields reflected the impact of tariffs and global trade tensions.  In addition, Charter revenue was negatively impacted by labor-related service disruptions.

Dry Leasing

Dry Leasing revenue increased $3.6 million, or 9.0%, primarily due to the placement of 767-300 converted freighter aircraft throughout 2018, as well as one 777-200 freighter aircraft in July 2018, partially offset by the scheduled return of a 777-200 freighter aircraft in March 2019 that is awaiting placement with a customer.

Operating Expenses

The following table compares our Operating Expenses for the three months ended June 30 (in thousands):

	2019	2018	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$141,450	$129,176	$12,274	9.5%
Aircraft fuel	122,158	129,706	(7,548)	(5.8)%
Maintenance, materials and repairs	113,471	88,236	25,235	28.6%
Depreciation and amortization	63,689	50,834	12,855	25.3%
Travel	46,374	42,358	4,016	9.5%
Aircraft rent	40,335	40,281	54	0.1%
Navigation fees, landing fees and other rent	37,982	37,698	284	0.8%
Passenger and ground handling services	30,525	30,202	323	1.1%
Special charge	3,269	9,374	(6,105)	NM
Transaction-related expenses	734	240	494	NM
Other	54,961	47,094	7,867	16.7%
Total Operating Expenses	$654,948	$605,199

Salaries, wages and benefits increased $12.3 million, or 9.5%, primarily due to increased flying and higher crew costs, including enhanced wages and work rules resulting from our interim agreement with the Southern Air pilots (see Note 11 to our Financial Statements).

Aircraft fuel decreased $7.5 million, or 5.8%, primarily due to a decrease in consumption related to decreased Charter flying and a decrease in the average fuel cost per gallon.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the three months ended June 30 were:

	2019	2018	Inc/(Dec)	% Change
Average fuel cost per gallon	$2.37	$2.42	$(0.05)	(2.1)%
Fuel gallons consumed (000s)	51,596	53,508	(1,912)	(3.6)%

Maintenance, materials and repairs increased by $25.2 million, or 28.6%, primarily reflecting $15.9 million of increased Heavy Maintenance expense, $7.1 million of increased Line Maintenance expense due to increased flying and additional repairs performed, and $2.3 million of increased Non-heavy Maintenance expense.  Heavy Maintenance expense on 747-400 aircraft increased $17.2 million primarily due to an increase in the number of C Checks, engine overhauls and additional repairs performed.  Heavy Maintenance expense on 747-8F aircraft decreased $2.6 million primarily due to a decrease in the number of C Checks, partially offset by an increase in the number of D Checks.  The higher Line Maintenance primarily reflected increases of $5.6 million for 767 aircraft and $2.9 million for 747-400 aircraft.  Non-heavy Maintenance reflected increases of $1.8 million for 747-400 aircraft.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended June 30 were:

Heavy Maintenance Events	2019	2018	Inc/(Dec)
747-8F C Checks	-	3	(3)
747-400 C Checks	6	3	3
767 C Checks	1	1	-
747-8F D Checks	1	-	1
747-400 D Checks	1	1	-
CF6-80 engine overhauls	4	3	1

Depreciation and amortization increased $12.9 million, or 25.3%, primarily due to additional aircraft that began operating in 2018, an increase in the scrapping of rotable parts and an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Travel increased $4.0 million, or 9.5%, primarily due to increased flying.

Special charge in 2019 primarily represents a $2.5 million impairment loss on an engine trade in as part of our engine acquisition program. Special charge in 2018 represents a $9.4 million impairment loss on engines held for sale.  We may sell additional flight equipment, which could result in additional charges in future periods.

Other increased $7.9 million, or 16.7%, primarily due to start-up and other costs to meet fleet growth initiatives.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended June 30 (in thousands):

	2019	2018	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(1,278)	$(1,388)	$(110)	(7.9)%
Interest expense	30,045	29,182	863	3.0%
Capitalized interest	(627)	(1,465)	(838)	(57.2)%
Unrealized (gain) loss on financial instruments	(42,300)	50,031	(92,331)	(184.5)%
Other (income) expense, net	945	(7,277)	(8,222)	(113.0)%

Unrealized (gain) loss on financial instruments represents the change in fair value of a customer warrant liability (see Note 4 to our Financial Statements) primarily due to changes in our common stock price.

Other (income) expense, net decreased $8.2 million, or 113.0% primarily due to a refund of $8.6 million in 2018 for aircraft rent paid in previous years.

Income taxes.  The income tax benefit for the three months ended June 30, 2019 differed from tax at the U.S. statutory rate due to $59.8 million of tax benefits related to the favorable completion of the Internal Revenue Service’s examination of our 2015 income tax return, and to a lesser extent, $9.3 million of nontaxable changes in the fair value of the customer warrant liability.  The income tax expense for the three months ended June 30, 2018 differed from tax at the U.S. statutory rate primarily due to $16.1 million of nondeductible changes in the fair value of the customer warrant liability (see Note 4 to our Financial Statements).

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended June 30 (see Note 10 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2019	2018	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$40,640	$52,707	$(12,067)	(22.9)%
Charter	14,084	51,090	(37,006)	(72.4)%
Dry Leasing	11,091	12,191	(1,100)	(9.0)%
Total Direct Contribution	$65,815	$115,988	$(50,173)	(43.3)%

Unallocated income and expenses, net	$81,927	$64,480	$17,447	27.1%

ACMI Segment

ACMI Direct Contribution decreased $12.1 million, or 22.9%, primarily due to higher crew costs, including enhanced wages and work rules resulting from our interim agreement with the Southern Air pilots (see Note 11 to our Financial Statements), additional Heavy Maintenance expense and increased amortization of deferred maintenance costs.  In addition, ACMI Direct Contribution was impacted by start-up costs for customer growth initiatives and by labor-related service disruptions.  Partially offsetting these items was an increase in contribution from additional flying.

Charter Segment

Charter Direct Contribution decreased $37.0 million, or 72.4%, primarily due to a decrease in commercial cargo Yields and volumes related to the impact of tariffs and global trade tensions, a decrease in AMC cargo and passenger flying, and additional Heavy Maintenance expense. In addition, Charter Direct Contribution was negatively impacted by labor-related service disruptions.

Dry Leasing Segment

Dry Leasing Direct Contribution decreased $1.1 million, or 9.0%, primarily due to the scheduled return of a 777-200 freighter aircraft in March 2019, partially offset by the placement of additional aircraft.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $17.4 million, or 27.1%, primarily due to a refund of aircraft rent paid in previous years recognized during the second quarter of 2018, fleet growth initiatives and increased amortization of a customer incentive asset.

Six Months Ended June 30, 2019 and 2018

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the six months ended June 30:

Segment Operating Fleet*	2019	2018	Inc/(Dec)
ACMI
747-8F Cargo	8.6	9.0	(0.4)
747-400 Cargo	18.0	16.0	2.0
747-400 Dreamlifter	3.6	3.1	0.5
777-200 Cargo	6.2	5.0	1.2
767-300 Cargo	25.3	18.3	7.0
767-200 Cargo	9.0	9.0	-
767-200 Passenger	1.0	1.0	-
737-800 Cargo	0.9	-	0.9
737-400 Cargo	5.0	5.0	-
747-400 Passenger	-	0.5	(0.5)
Total	77.6	66.9	10.7

Charter
747-8F Cargo	1.3	1.0	0.3
747-400 Cargo	15.1	12.2	2.9
747-400 Passenger	4.0	2.0	2.0
767-300 Cargo	-	0.4	(0.4)
767-300 Passenger	4.9	4.0	0.9
Total	25.3	19.6	5.7

Dry Leasing
777-200 Cargo	7.5	6.7	0.8
767-300 Cargo	21.3	14.8	6.5
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	31.8	24.5	7.3

Less: Aircraft Dry Leased to CMI customers	(23.3)	(15.5)	(7.8)
Total Operating Average Aircraft Equivalents	111.4	95.5	15.9
*	ACMI average fleet excludes spare aircraft provided by CMI customers and Dry Leasing average fleet excludes aircraft awaiting placement.
Block Hours	2019	2018	Inc/(Dec)	% Change
Total Block Hours**	157,342	139,155	18,187	13.1%
**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the six months ended June 30 (in thousands):

	2019	2018	Inc/(Dec)	% Change
Operating Revenue
ACMI	$613,845	$544,175	$69,670	12.8%
Charter	620,793	631,975	(11,182)	(1.8)%
Dry Leasing	113,481	76,350	37,131	48.6%
Customer incentive asset amortization	(13,222)	(5,886)	7,336	NM
Other	8,704	9,545	(841)	(8.8)%
Total Operating Revenue	$1,343,601	$1,256,159

ACMI

	2019	2018	Inc/(Dec)	% Change
ACMI Block Hours	121,722	103,092	18,630	18.1%
ACMI Revenue Per Block Hour	$5,043	$5,279	$(236)	(4.5)%

ACMI revenue increased $69.7 million, or 12.8%, primarily due to increased flying, partially offset by a decrease in Revenue per Block Hour.  The increase in Block Hours was primarily driven by increased 767 and 737 flying, the start-up of 747-400 flying for new customers and incremental 777-200 flying.  Revenue per Block Hour decreased primarily due to increased smaller-gauge 767 and 737 CMI flying.  In addition, ACMI revenue was negatively impacted by labor-related service disruptions.

Charter

	2019	2018	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	24,367	25,278	(911)	(3.6)%
Passenger	9,954	9,763	191	2.0%
Total	34,321	35,041	(720)	(2.1)%

Charter Revenue Per Block Hour:
Cargo	$17,710	$18,262	$(552)	(3.0%)
Passenger	$19,012	$17,448	$1,564	9.0%
Charter	$18,088	$18,035	$53	0.3%

Charter revenue decreased $11.2 million, or 1.8%, primarily due to a decrease in flying, partially offset by an increase in Revenue per Block Hour.  The decrease in Charter Block Hours was primarily driven by decreased cargo demand from the AMC during the second quarter of 2019 and the late cancellation of certain cargo flights by the AMC during the first quarter of 2019. Partially offsetting these decreases was an increase in cargo flying for commercial customers and passenger flying for the AMC during the first half of 2019. Revenue per Block Hour increased primarily due to higher Yields (excluding fuel) on passenger flying, primarily driven by an increase in rates for the AMC and the expansion of our flying for sports teams and other VIP charter customers.  Partially offsetting these increases was a decrease in Yields for commercial customers reflecting the impact of tariffs and global trade tensions. In addition, Charter revenue was negatively impacted by labor-related service disruptions.

Dry Leasing

Dry Leasing revenue increased $37.1 million, or 48.6%, primarily due to $22.3 million of revenue from maintenance payments related to the scheduled return of a 777-200 freighter aircraft in March 2019 and the placement of incremental aircraft.  The additional aircraft included the placement of 767-300 converted freighter aircraft throughout 2018, as well as one 777-200 freighter aircraft in February 2018 and a second 777-200 freighter aircraft in July 2018.

Operating Expenses

The following table compares our Operating Expenses for the six months ended June 30 (in thousands):

	2019	2018	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$286,924	$254,258	$32,666	12.8%
Aircraft fuel	228,479	226,009	2,470	1.1%
Maintenance, materials and repairs	217,091	173,115	43,976	25.4%
Depreciation and amortization	128,170	100,464	27,706	27.6%
Travel	91,403	82,205	9,198	11.2%
Aircraft rent	82,223	79,805	2,418	3.0%
Navigation fees, landing fees and other rent	78,198	73,295	4,903	6.7%
Passenger and ground handling services	62,685	58,264	4,421	7.6%
Special charge	3,269	9,374	(6,105)	NM
Transaction-related expenses	3,261	510	2,751	NM
Other	106,054	97,345	8,709	8.9%
Total Operating Expenses	$1,287,757	$1,154,644

Salaries, wages and benefits increased $32.7 million, or 12.8%, primarily due to increased flying, higher crew costs, including enhanced wages and work rules resulting from our interim agreement with the Southern Air pilots (see Note 11 to our Financial Statements) and fleet growth initiatives.

Aircraft fuel increased $2.5 million, or 1.1%, due to an increase in consumption related to increased flying.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the six months ended June 30 were:

	2019	2018	Inc/(Dec)	% Change
Average fuel cost per gallon	$2.30	$2.30	$-	-
Fuel gallons consumed (000s)	99,468	98,458	1,010	1.0%

Maintenance, materials and repairs increased by $44.0 million, or 25.4%, primarily reflecting $21.6 million of increased Line Maintenance expense due to increased flying and additional repairs performed, $14.8 million of increased Heavy Maintenance expense and $7.5 million of increased Non-heavy Maintenance expense.  The higher Line Maintenance primarily reflected increases of $12.8 million for 767 aircraft and $9.5 million for 747-400 aircraft, partially offset by a decrease of $1.2 million for 747-8F aircraft.  Heavy Maintenance expense on 747-400 aircraft increased $10.1 million primarily due to an increase in the number of C Checks and additional repairs performed, partially offset by a decrease in the number of D Checks.  Heavy Maintenance expense on 767 aircraft increased $3.9 million primarily due to an increase in the number of C Checks and additional repairs performed.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the six months ended June 30 were:

Heavy Maintenance Events	2019	2018	Inc/(Dec)
747-8F C Checks	2	3	(1)
747-400 C Checks	11	7	4
767 C Checks	2	1	1
747-8F D Checks	1	-	1
747-400 D Checks	1	2	(1)
CF6-80 engine overhauls	9	9	-

Depreciation and amortization increased $27.7 million, or 27.6%, primarily due to additional aircraft that began operating in 2018, an increase in the scrapping of rotable parts and an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Travel increased $9.2 million, or 11.2%, primarily due to increased flying.

Aircraft rent increased $2.4 million, or 3.0%, primarily due to additional operating leases for 747-400 freighter aircraft that began during the second half of 2018 to meet increased customer demand.

Navigation fees, landing fees and other rent increased $4.9 million, or 6.7%, primarily due to increased flying, partially offset by a decrease in purchased capacity, which is a component of other rent.

Passenger and ground handling services increased $4.4 million, or 7.6%, primarily due to higher costs from flying to more expensive locations.

Special charge in 2019 primarily represents a $2.5 million impairment loss on an engine trade in as part of our engine acquisition program. Special charge in 2018 represents a $9.4 million impairment loss on engines held for sale.  We may sell additional flight equipment, which could result in additional charges in future periods.

Transaction-related expenses in 2019 primarily relate to professional fees for a customer transaction with warrants (see Note 4 to our Financial Statements).  Transaction-related expenses in 2018 were for the integration of Southern Air, which primarily included professional fees and integration costs.

Other increased $8.7 million, or 8.9%, primarily due to start-up and other costs to meet fleet growth initiatives.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the six months ended June 30 (in thousands):

	2019	2018	Inc/(Dec)	% Change
Non-operating (Income) Expenses
Interest income	$(3,322)	$(3,112)	$210	6.7%
Interest expense	60,398	56,524	3,874	6.9%
Capitalized interest	(1,090)	(3,215)	(2,125)	(66.1)%
Loss on early extinguishment of debt	245	-	245	NM
Unrealized (gain) loss on financial instruments	4,275	57,771	(53,496)	(92.6)%
Other (income) expense, net	(2,030)	(11,752)	(9,722)	(82.7)%
Interest expense increased $3.9 million, or 6.9%, primarily due to the 2018 financing of 767-300 aircraft purchases and conversions and purchases of two 777-200 aircraft in 2018.

Unrealized (gain) loss on financial instruments represents the change in fair value of a customer warrant liability (see Note 4 to our Financial Statements) primarily due to changes in our common stock price.

Other (income) expense, net decreased primarily due to a refund of $12.4 million in 2018 for aircraft rent paid in previous years, partially offset by a net insurance recovery.

Income taxes.  The income tax benefit for the six months ended June 30, 2019 differed from tax at the U.S. statutory rate primarily due to $59.8 million of tax benefits related to the favorable completion of the Internal Revenue Service’s examination of our 2015 income tax return.  The income tax expense for the six months ended June 30, 2018 differed from tax at the U.S. statutory rate primarily due to $17.8 million of nondeductible changes in the fair value of the customer warrant liability (see Note 4 to our Financial Statements).

Segments

The following table compares the Direct Contribution for our reportable segments for the six months ended June 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2019	2018	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$80,647	$93,579	$(12,932)	(13.8)%
Charter	43,217	85,368	(42,151)	(49.4)%
Dry Leasing	46,618	23,550	23,068	98.0%
Total Direct Contribution	$170,482	$202,497	$(32,015)	(15.8)%

Unallocated income and expenses, net	$162,064	$129,543	$32,521	25.1%

ACMI Segment

ACMI Direct Contribution decreased $12.9 million, or 13.8%, primarily due to higher crew costs, including enhanced wages and work rules resulting from our interim agreement with the Southern Air pilots (see Note 11 to our Financial Statements), additional Heavy Maintenance expense and increased amortization of deferred maintenance costs.  In addition, ACMI Direct Contribution was impacted by start-up costs to meet customer growth initiatives and by labor-related service disruptions.  Partially offsetting these items was an increase in contribution from additional flying.

Charter Segment

Charter Direct Contribution decreased $42.2 million, or 49.4%, primarily due to a decrease in AMC cargo and passenger flying, a decrease in commercial cargo Yields related to the impact of tariffs and global trade tensions, and additional Heavy Maintenance expense. In addition, Charter Direct Contribution was negatively impacted by labor-related service disruptions.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $23.1 million, or 98.0%, primarily due to revenue from maintenance payments related to the scheduled return of a 777-200 freighter aircraft in March 2019 and the placement of additional aircraft.

Unallocated income and expenses, net

Unallocated income and expenses, net increased $32.5 million, or 25.1%, primarily due to a refund of aircraft rent paid in previous years recognized during the second quarter of 2018, fleet growth initiatives and increased amortization of a customer incentive asset.

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

The following is a reconciliation of Income from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Three Months Ended
	June 30, 2019	June 30, 2018	Percent Change

Income (loss) from continuing operations, net of taxes	$86,868	$(21,123)	NM
Impact from:
Special charge	3,269	9,374
Costs associated with transactions (a)	734	240
Leadership transition costs	541	-
Certain contract start-up costs (b)	1,694	-
Accrual for legal matters and professional fees	121	345
Noncash expenses and income, net (c)	11,515	7,455
Unrealized (gain) loss on financial instruments	(42,300)	50,031
Income tax effect of reconciling items	(3,652)	3,403
Special tax item (d)	(54,272)	-
Adjusted income from continuing operations, net of taxes	$4,518	$49,725	(90.9)%

Weighted average diluted shares outstanding	26,953	25,565
Add: dilutive warrant (e)	-	2,264
dilutive convertible notes	-	450
effect of convertible notes hedges (f)	-	(450)
dilutive restricted stock	-	572
Adjusted weighted average diluted shares outstanding	26,953	28,401

Adjusted Diluted EPS from continuing operations, net of taxes	$0.17	$1.75	(90.3)%

	For the Six Months Ended
	June 30, 2019	June 30, 2018	Percent Change

Income (loss) from continuing operations, net of taxes	$57,158	$(11,495)	NM
Impact from:
Special charge	3,269	9,374
Costs associated with transactions (a)	3,261	510
Leadership transition costs	541	-
Certain contract start-up costs (b)	2,063	-
Accrual for legal matters and professional fees	162	563
Noncash expenses and income, net (c)	22,269	14,130
Loss on early extinguishment of debt	245	-
Unrealized loss on financial instruments	4,275	57,771
Net insurance recovery	(3,449)	-
Income tax effect of reconciling items	(3,681)	2,656
Special tax item (d)	(54,272)	-
Adjusted income from continuing operations, net of taxes	$31,841	$73,509	(56.7)%

Weighted average diluted shares outstanding	25,921	25,501
Add: dilutive warrant (e)	1,516	1,958
dilutive convertible notes	-	225
effect of convertible notes hedges (f)	-	(225)
dilutive restricted stock	-	547
Adjusted weighted average diluted shares outstanding	27,437	28,006
Adjusted Diluted EPS from continuing operations, net of taxes	$1.16	$2.62	(55.7)%

	For the Three Months Ended
	June 30, 2019	June 30, 2018	Percent Change

Income (loss) from continuing operations, net of taxes	$86,868	$(21,123)	NM
Income tax (benefit) expense	(64,683)	12,986
Income (loss) from continuing operations before income taxes	22,185	(8,137)
Special charge	3,269	9,374
Costs associated with transactions (a)	734	240
Leadership transition costs	541	-
Certain contract start-up costs (b)	1,694	-
Accrual for legal matters and professional fees	121	345
Noncash expenses and income, net (c)	11,515	7,455
Unrealized (gain) loss on financial instruments	(42,300)	50,031
Adjusted pretax income	(2,241)	59,308
Interest (income) expense, net	24,034	22,637
Other non-operating expenses (income), net	945	(7,277)
Adjusted operating income	22,738	74,668
Depreciation and amortization	63,689	50,834
Adjusted EBITDA	$86,427	$125,502	(31.1)%

	For the Six Months Ended
	June 30, 2019	June 30, 2018	Percent Change

Income (loss) from continuing operations, net of taxes	$57,158	$(11,495)	NM
Income tax (benefit) expense	(59,790)	16,794
Income (loss) from continuing operations before income taxes	(2,632)	5,299
Special charge	3,269	9,374
Costs associated with transactions (a)	3,261	510
Leadership transition costs	541	-
Certain contract start-up costs (b)	2,063	-
Accrual for legal matters and professional fees	162	563
Noncash expenses and income, net (c)	22,269	14,130
Loss on early extinguishment of debt	245	-
Net insurance recovery	(3,449)	-
Unrealized loss on financial instruments	4,275	57,771
Adjusted pretax income	30,004	87,647
Interest (income) expense, net	47,885	42,899
Other non-operating expenses (income)	1,419	(11,752)
Adjusted operating income	79,308	118,794
Depreciation and amortization	128,170	100,464
Adjusted EBITDA	$207,478	$219,258	(5.4)%
(a)

Costs associated with transactions in 2019 primarily relate to a customer transaction with warrants (see Note 4 to our Financial Statements) and other costs associated with our acquisition of Southern Air. Costs associated with transactions in 2018 primarily related to costs associated with our acquisition of Southern Air.

(b)	Certain contract start-up costs represent unique training aircraft costs required for a new customer contract (see Note 4 to our Financial Statements).
(c)

Noncash expenses and income, net in 2019 and 2018 primarily related to amortization of debt discount on the convertible notes (see Note 6 to our Financial Statements), and amortization of the customer incentive asset related to customer warrants (see Note 4 to our Financial Statements).

(d)	Special tax item represents income tax benefits from the completion of the 2015 IRS examination that are not related to ongoing operations (see Note 8 to our Financial Statements).

(e)   Dilutive warrants represent potentially dilutive common shares related to warrants issued to a customer (see Note 4 to our Financial Statements).  These shares are excluded from Diluted EPS from continuing operations, net of taxes prepared in accordance with GAAP when they would have been antidilutive.

(f)   Economic benefit from the convertible notes hedges in offsetting dilution from the convertible notes.

Liquidity and Capital Resources

The most significant liquidity events during the first half of 2019 were as follows:

Debt Transactions

In March 2019, we borrowed $19.7 million related to GEnx engine performance upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 2.73%.

Operating Activities. Net cash provided by operating activities was $109.0 million for the first half of 2019, which primarily reflected Net Income of $57.2 million, noncash adjustments of $157.8 million for Depreciation and amortization, $60.0 million for Deferred taxes and $4.3 million for Unrealized loss on financial instruments, and a $40.1 million decrease in Accounts payable and accrued liabilities, and a $23.8 million increase in Prepaid expenses, current assets and other assets.  Net cash provided by operating activities was $175.9 million for the first half of 2018, which primarily reflected a $11.5 million Net Loss, noncash adjustments of $121.6 million for Depreciation and amortization and $57.8 million for Unrealized loss on financial instruments, and a $9.4 million increase in Accounts payable and accrued liabilities.  Partially offsetting these items was a $27.7 million increase in Accounts receivable.

Investing Activities. Net cash used for investing activities was $128.5 million for the first half of 2019, consisting primarily of $99.2 million of payments for flight equipment and modifications and $76.8 million of core capital expenditures, excluding flight equipment, partially offset by $38.1 million of proceeds from insurance.  Payments for flight equipment and modifications during the first half of 2019 were primarily related to 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2019 were funded through working capital and the financing discussed above.  Net cash used for investing activities was $497.8 million for the first half of 2018, consisting primarily of $448.4 million of payments for flight equipment and modifications and $54.8 million of core capital expenditures, excluding flight equipment. Payments for flight equipment and modifications during the first half of 2018 were primarily related to the purchase of 777-200 aircraft, 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.

Financing Activities. Net cash used for financing activities was $92.5 million for the first half of 2019, which primarily reflected $160.1 million of payments on debt, including a $20.7 million repayment of two term loans, and $9.2 million related to the purchase of treasury stock, partially offset by $50.0 million of proceeds from our revolving credit facility and $19.7 million from debt issuance.  Net cash provided by financing activities was $257.9 million for the first half of 2018, which primarily reflected $305.1 million of proceeds from debt issuance and $135.0 million of proceeds from revolving credit facility, partially offset by $115.2 million of payments on debt, $60.0 million of payment of revolving credit facility and $10.3 million related to the purchase of treasury stock.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations and to fund core capital expenditures for 2019.  Core capital expenditures for the remainder of 2019 are expected to range between $60.0 to $70.0 million, which excludes flight equipment and capitalized interest.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the six months ended June 30, 2019.  For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2018 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of June 30, 2019.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended June 30, 2019, the information required in response to this Item is set forth in Note 11 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

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

*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (v) Consolidated Statements of Stockholders’ Equity as of and for the three and six months ended June 30, 2019 and 2018 and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: August 1, 2019	/s/ William J. Flynn
William J. Flynn
Chief Executive Officer

Dated: August 1, 2019	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer