Form 10-Q
period 2019-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2019-10-30
CIK 1135185

cover

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019, there were 25,870,876 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$70,327	$221,501
Short-term investments	2,129	15,624
Restricted cash	10,376	11,240
Accounts receivable, net of allowance of $1,521 and $1,563, respectively	264,752	269,320
Prepaid expenses and other current assets	82,505	112,146
Total current assets	430,089	629,831
Property and Equipment
Flight equipment	5,377,985	5,213,734
Ground equipment	87,282	75,939
Less: accumulated depreciation	(1,020,278)	(860,354)
Flight equipment modifications in progress	88,632	32,916
Property and equipment, net	4,533,621	4,462,235
Other Assets
Operating lease right-of-use assets	520,063	-
Deferred costs and other assets	403,871	345,037
Intangible assets, net and goodwill	81,590	97,689
Total Assets	$5,969,234	$5,534,792

Liabilities and Equity
Current Liabilities
Accounts payable	$90,850	$87,229
Accrued liabilities	522,694	465,669
Current portion of long-term debt and finance lease	341,807	264,835
Current portion of long-term operating leases	141,362	-
Total current liabilities	1,096,713	817,733
Other Liabilities
Long-term debt and finance lease	2,031,642	2,205,005
Long-term operating leases	427,459	-
Deferred taxes	186,599	256,970
Financial instruments and other liabilities	33,529	187,120
Total other liabilities	2,679,229	2,649,095
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,043,847 and 30,582,571 shares issued, 25,867,423 and 25,590,293 shares outstanding (net of treasury stock), as of September 30, 2019 and December 31, 2018, respectively	310	306
Additional paid-in-capital	752,790	736,035
Treasury stock, at cost; 5,176,424 and 4,992,278 shares, respectively	(213,837)	(204,501)
Accumulated other comprehensive loss	(3,059)	(3,832)
Retained earnings	1,657,088	1,539,956
Total stockholders’ equity	2,193,292	2,067,964
Total Liabilities and Equity	$5,969,234	$5,534,792

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Operating Revenue	$648,539	$656,607	$1,992,140	$1,912,766

Operating Expenses
Salaries, wages and benefits	145,987	138,345	432,911	392,603
Aircraft fuel	123,132	119,604	351,611	345,613
Maintenance, materials and repairs	88,240	88,136	305,331	261,251
Depreciation and amortization	62,499	55,417	190,669	155,881
Travel	49,110	41,605	140,513	123,810
Aircraft rent	40,048	39,973	122,271	119,778
Navigation fees, landing fees and other rent	32,270	43,258	110,468	116,553
Passenger and ground handling services	34,453	28,716	97,138	86,980
Special charge, net	18,861	-	22,130	9,374
Transaction-related expenses	324	765	3,585	1,275
Other	54,494	46,318	160,548	143,663
Total Operating Expenses	649,418	602,137	1,937,175	1,756,781

Operating (Loss) Income	(879)	54,470	54,965	155,985

Non-operating Expenses (Income)
Interest income	(653)	(1,592)	(3,975)	(4,704)
Interest expense	30,117	31,115	90,515	87,639
Capitalized interest	(853)	(1,120)	(1,943)	(4,335)
Loss on early extinguishment of debt	559	-	804	-
Unrealized (gain) loss on financial instruments	(83,175)	(46,080)	(78,900)	11,691
Other (income) expense, net	1,434	975	(596)	(10,777)
Total Non-operating Expenses (Income)	(52,571)	(16,702)	5,905	79,514

Income from continuing operations before income taxes	51,692	71,172	49,060	76,471
Income tax (benefit) expense	(8,282)	34	(68,072)	16,828

Income from continuing operations, net of taxes	59,974	71,138	117,132	59,643

Loss from discontinued operations, net of taxes	-	(7)	-	(50)

Net Income	$59,974	$71,131	$117,132	$59,593

Earnings per share from continuing operations:
Basic	$2.32	$2.78	$4.54	$2.34
Diluted	$2.32	$0.84	$1.34	$2.27
Loss per share from discontinued operations:
Basic	$-	$(0.00)	$-	$(0.00)
Diluted	$-	$(0.00)	$-	$(0.00)
Earnings per share:
Basic	$2.32	$2.78	$4.54	$2.33
Diluted	$2.32	$0.84	$1.34	$2.27
Weighted average shares:
Basic	25,854	25,575	25,814	25,526
Diluted	25,854	28,747	26,909	26,274

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Income	$59,974	$71,131	$117,132	$59,593
Other comprehensive income:
Reclassification to interest expense	331	370	1,012	1,120
Income tax expense	(78)	(88)	(239)	(265)
Other comprehensive income	253	282	773	855
Comprehensive Income	$60,227	$71,413	$117,905	$60,448

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018

Operating Activities:
Income from continuing operations, net of taxes	$117,132	$59,643
Less: Loss from discontinued operations, net of taxes	-	(50)
Net Income	117,132	59,593

Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	241,284	189,682
Accretion of debt securities discount	(237)	(719)
Provision for allowance for doubtful accounts	(83)	40
Loss on early extinguishment of debt	804	-
Special charge, net of cash payments	22,130	9,374
Unrealized loss (gain) on financial instruments	(78,900)	11,691
Deferred taxes	(68,552)	16,453
Stock-based compensation	16,553	15,376
Changes in:
Accounts receivable	1,397	(59,058)
Prepaid expenses, current assets and other assets	(69,254)	(34,483)
Accounts payable and accrued liabilities	11,016	56,174
Net cash provided by operating activities	193,290	264,123
Investing Activities:
Capital expenditures	(107,594)	(84,819)
Payments for flight equipment and modifications	(153,706)	(543,342)
Proceeds from insurance	38,133	-
Proceeds from investments	14,367	9,461
Net cash used for investing activities	(208,800)	(618,700)
Financing Activities:
Proceeds from debt issuance	93,723	400,471
Payment of debt issuance costs	(1,316)	(6,632)
Payments of debt and finance lease obligations	(273,142)	(180,722)
Proceeds from revolving credit facility	50,000	135,000
Payment of revolving credit facility	-	(60,000)
Customer maintenance reserves and deposits received	11,717	11,520
Customer maintenance reserves paid	(8,174)	-
Purchase of treasury stock	(9,336)	(10,769)
Net cash provided by (used for) financing activities	(136,528)	288,868
Net decrease in cash, cash equivalents and restricted cash	(152,038)	(65,709)
Cash, cash equivalents and restricted cash at the beginning of period	232,741	291,864
Cash, cash equivalents and restricted cash at the end of period	$80,703	$226,155

Noncash Investing and Financing Activities:

Acquisition of flight equipment included in Accounts payable and accrued liabilities	$55,610	$42,826
Acquisition of property and equipment acquired under operating leases	$21,969	$-
Acquisition of flight equipment under capital lease	$10,825	$-

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	As of and for the Three Months Ended September 30, 2019
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at June 30, 2019	$310	$(213,728)	$746,725	$(3,312)	$1,597,114	$2,127,109
Net Income	-	-	-	-	59,974	59,974
Other comprehensive income	-	-	-	253	-	253
Stock-based compensation	-	-	6,527	-	-	6,527
Customer warrant	-	-	(462)	-	-	(462)
Purchase of 4,064 shares of treasury stock	-	(109)	-	-	-	(109)
Issuance of 17,347 shares of restricted stock	-	-	-	-	-	-
Balance at September 30, 2019	$310	$(213,837)	$752,790	$(3,059)	$1,657,088	$2,193,292

	As of and for the Three Months Ended September 30, 2018
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at June 30, 2018	$306	$(204,051)	$726,357	$(4,390)	$1,257,851	$1,776,073
Net Income	-	-	-	-	71,131	71,131
Other comprehensive income	-	-	-	282	-	282
Stock-based compensation	-	-	4,749	-	-	4,749
Purchase of 7,082 shares of treasury stock	-	(450)	-	-	-	(450)
Balance at September 30, 2018	$306	$(204,501)	$731,106	$(4,108)	$1,328,982	$1,851,785

	As of and for the Nine Months Ended September 30, 2019
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2018	$306	$(204,501)	$736,035	$(3,832)	$1,539,956	$2,067,964
Net Income	-	-	-	-	117,132	117,132
Other comprehensive income	-	-	-	773	-	773
Stock-based compensation	-	-	16,553	-	-	16,553
Customer warrant	-	-	206	-	-	206
Purchase of 184,146 shares of treasury stock	-	(9,336)	-	-	-	(9,336)
Issuance of 461,276 shares of restricted stock	4	-	(4)	-	-	-
Balance at September 30, 2019	$310	$(213,837)	$752,790	$(3,059)	$1,657,088	$2,193,292

	As of and for the Nine Months Ended September 30, 2018
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2017	$301	$(193,732)	$715,735	$(3,993)	$1,271,545	$1,789,856
Net Income	-	-	-	-	59,593	59,593
Other comprehensive income	-	-	-	855	-	855
Cumulative effect of change in accounting principle	-	-	-	-	(3,126)	(3,126)
Stock-based compensation	-	-	15,376	-	-	15,376
Purchase of 180,084 shares of treasury stock	-	(10,769)	-	-	-	(10,769)
Issuance of 477,923 shares of restricted stock	5	-	(5)	-	-	-
Reclassification of tax effect on other comprehensive loss	-	-	-	(970)	970	-
Balance at September 30, 2018	$306	$(204,501)	$731,106	$(4,108)	$1,328,982	$1,851,785

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2019

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Intercompany accounts and transactions have been eliminated.  The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2018, which includes additional disclosures and a summary of our significant accounting policies.  The December 31, 2018 balance sheet data was derived from that Annual Report.  In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2019 and 2018, comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018, cash flows for the nine months ended September 30, 2019 and 2018, and shareholders’ equity as of and for the three and nine months ended September 30, 2019 and 2018.

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

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method.  Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required.  Amortization of deferred maintenance expense included in Depreciation and amortization was $5.5 million and $3.3 million for the three months ended September 30, 2019 and 2018, respectively and was $15.2 million and $8.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Deferred maintenance included within Deferred costs and other assets is as follows:

Deferred
Maintenance
Balance as of December 31, 2018	$103,647
Deferred maintenance costs	106,299
Disposals	(1,551)
Amortization of deferred maintenance	(15,188)
Balance as of September 30, 2019	$193,207

Recent Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for leases.  Subsequently, the FASB issued several clarifications and updates.  The guidance requires a lessee to recognize assets and liabilities on the balance sheet arising from leases with terms greater than 12 months.  While lessor accounting guidance is relatively unchanged, certain amendments were made to conform with changes made to lessee accounting and the amended revenue recognition guidance.  The new guidance continues to classify leases as either finance or operating, with classification affecting the presentation and pattern of expense and income recognition, in the statement of operations.  It also requires additional quantitative and qualitative disclosures about leasing arrangements.  We adopted the new guidance on January 1, 2019 using the modified retrospective approach, which was applied beginning on the adoption date.  Comparative information has not been restated and continues to be reported under the accounting guidance in effect for those periods.  The adoption did not have a material effect on our consolidated statements of operations or cash flows. We recognized operating lease right-of-use assets, net of pre-existing deferred rent and operating lease intangibles, and operating lease liabilities on our consolidated balance sheets of approximately $596.9 million and $650.0 million, respectively, on the adoption date (see Note 8 to our Financial Statements).

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

The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Nine Months Ended
Revenue and Expenses:	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue from Polar	$84,957	$99,671	$283,313	$305,401
Ground handling and airport fees to Polar	568	841	1,631	2,219

Accounts receivable/payable as of:	September 30, 2019	December 31, 2018
Receivables from Polar	$1,145	$16,349
Payables to Polar	7,277	2,527

Aggregate Carrying Value of Polar Investment as of:	September 30, 2019	December 31, 2018
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

In addition to the amounts in the table above, Atlas recognized revenue of $23.8 million and $34.3 million for the three months ended September 30, 2019 and 2018, respectively, and $70.2 million and $70.9 million for the nine months ended September 30, 2019 and 2018, respectively, from flying on behalf of Polar.

GATS

We hold a 50% interest in GATS GP (BVI) Ltd. (“GATS”), a joint venture with an unrelated third party.  As of September 30, 2019 and December 31, 2018, our investment in GATS was $20.7 million and $22.3 million, respectively.  We had Accounts payable to GATS of $1.1 million as of September 30, 2019 and $0.5 million as of December 31, 2018.

4. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involves, among other things, CMI operation of up to 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years). Between August 2016 and November 2018, we placed all 20 767-300 freighter aircraft into service for Amazon.  In February 2019, the number of 767-300 freighters in CMI and Dry Lease service for Amazon was reduced to 19 with the loss of an aircraft.  In September 2019, the number of 767-300 freighters in CMI service for Amazon was reduced to 17 with the early termination of CMI services for two aircraft.

In conjunction with the agreements entered into in May 2016, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share (“Warrant A”).  As of December 31, 2018, this warrant to purchase 7.5 million shares had vested in full.  Warrant A is exercisable in accordance with its terms through 2021.  As of September 30, 2019, no portion of Warrant A has been exercised.

The agreements entered into in May 2016 also provided incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.50 per share (“Warrant B”).  This warrant to purchase 3.75 million shares will vest in increments of 37,500 shares each time Amazon has paid $4.2 million of revenue to us, up to a total of $420.0 million, for incremental business beyond the original 20 767-300 freighters.  As of September 30, 2019, 37,500 shares of Warrant B have vested.  Upon vesting, Warrant B becomes exercisable in accordance with its terms through May 2023. As of September 30, 2019, no portion of Warrant B has been exercised.

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we will provide CMI services using Boeing 737-800 freighter aircraft provided by Amazon.  The 737-800 CMI operations will be for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  As of September 30, 2019, the first four of five 737-800 freighter aircraft entered CMI service and the fifth aircraft is expected to enter service during the fourth quarter of 2019.  Amazon may, in its sole discretion, place up to 15 additional 737-800 freighter aircraft into service with us by May 31, 2021.

In connection with the amended agreements, we granted Amazon a warrant to acquire up to an additional 9.9% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $52.90 per share (“Warrant C”).  When combined with Warrant A and Warrant B, this would allow Amazon to acquire up to a total of 39.9% (after the issuance) of our outstanding common shares and Amazon would be entitled to vote the shares it owns up to 14.9% of our outstanding common shares, in its discretion.  Amazon would be required to vote any shares it owns in excess of 14.9% of our outstanding common shares in accordance with the recommendation of our board of directors.  After Warrant B has vested in full, this warrant to purchase 6.6 million shares would vest in increments of 45,428 shares each time Amazon has paid $6.9 million of revenue to us, up to a total of $1.0 billion, for incremental business beyond Warrant A and Warrant B.  As of September 30, 2019, no portion of Warrant C has vested.  Upon vesting, Warrant C would become exercisable in accordance with its terms through March 2026.

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

We amortized $12.8 million and $4.1 million of the customer incentive asset for the three months ended September 30, 2019 and 2018, respectively.  We amortized $26.0 million and $10.0 million of the customer incentive asset for the nine months ended September 30, 2019 and 2018, respectively.  Amortization of the customer incentive asset for the three and nine months ended September 30, 2019 included $6.4 million of accelerated amortization related to a 767-300 aircraft that is no longer in CMI service.

Customer incentive asset included within Deferred costs and other assets is as follows:

Balance at December 31, 2018	$184,720
Initial value for estimate of vested or expected to vest warrants	413
Amortization of customer incentive asset	(26,018)
Balance at September 30, 2019	$159,115

The Amazon Warrant liability is marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized (gain) loss on financial instruments.  We recognized net unrealized gains of $83.2 million and $78.9 million on the Amazon Warrant during the three and nine months ended September 30, 2019, respectively. We recognized a net unrealized gain of $46.1 million and a net unrealized loss of $11.7 million on the Amazon Warrant during the three and nine months ended September 30, 2018, respectively. The fair value of the Amazon Warrant liability was $20.3 million as of September 30, 2019 and $99.0 million as of December 31, 2018.

5. Supplemental Balance Sheet and Cash Flow Information

Accounts Receivable

Accounts receivable, net of allowance related to customer contracts, excluding Dry Leasing contracts, was $216.3  million as of September 30, 2019 and $227.1 million as of December 31, 2018.

Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2019	December 31, 2018
Maintenance	$186,946	$133,337
Customer maintenance reserves	107,790	104,454
Salaries, wages and benefits	52,517	82,809
Aircraft fuel	35,636	32,641
Deferred revenue	41,808	26,584
Other	97,997	85,844
Accrued liabilities	$522,694	$465,669

Revenue Contract Liability

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition.  The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Revenue contract liability balances during the nine months ended September 30, 2019 were as follows:

Balance as of December 31, 2018	$13,007
Revenue recognized	(105,359)
Amounts collected or invoiced	122,474
Balance as of September 30, 2019	$30,122

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$70,327	$221,501
Restricted cash	10,376	11,240
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$80,703	$232,741

6. Special Charge

During the three months ended September 30, 2019, we recognized a Special charge, net primarily related to $19.6 million of impairment losses for four CF6-80 engines being disposed of and the permanent parking of two 737-400 passenger aircraft used for training purposes.  During the nine months ended September 30, 2018, we recognized $9.4 million of impairment losses for five CF6-80 engines traded in as part of our engine acquisition program.

7. Debt

Term Loans

In August 2019, we refinanced a higher-rate secured term loan with a new $74.0 million lower-rate secured five-year term loan with a final payment of $32.0 million due in August 2024 (the “Second 2019 Term Loan”) for spare GEnx engines.  The Second 2019 Term Loan contains customary covenants, events of default and accrues interest at a fixed rate of 2.98%, with principal and interest payable quarterly.  In connection with the refinancing, we recognized a $0.6 million loss on early extinguishment of debt.

In March 2019, we borrowed $19.7 million under an unsecured five-year term loan due in March 2024 (the “First 2019 Term Loan”) for GEnx engine performance upgrade kits and overhauls.  The First 2019 Term Loan contains customary covenants, events of default and accrues interest at a fixed rate of 2.73%, with principal and interest payable quarterly.

In March 2019, we received $41.1 million in proceeds from insurance related to the loss of a 767-300 freighter aircraft and used $20.7 million of the proceeds to repay two term loans related to the aircraft.  In connection with the repayment, we recognized a $0.2 million loss on early of extinguishment of debt.  During the nine months ended September 30, 2019, we also recognized a net insurance recovery of $3.6 million resulting from the excess of insurance proceeds over the carrying amount of the aircraft and other related costs within Other income, net.

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

The Convertible Notes consisted of the following as of September 30, 2019:

	2017 Convertible Notes	2015 Convertible Notes
Remaining life in months	56	32
Liability component:
Gross proceeds	$289,000	$224,500
Less: debt discount, net of amortization	(49,883)	(23,013)
Less: debt issuance cost, net of amortization	(3,896)	(2,151)
Net carrying amount	$235,221	$199,336

Equity component (1)	$70,140	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of September 30, 2019.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Contractual interest coupon	$2,618	$2,618	$7,853	$7,853
Amortization of debt discount	4,253	3,994	12,560	11,798
Amortization of debt issuance costs	379	397	1,126	1,119
Total interest expense recognized	$7,250	$7,009	$21,539	$20,770

Revolving Credit Facility

In December 2018, we amended and extended our previous three-year $150.0 million secured revolving credit facility into a new four-year $200.0 million secured revolving credit facility (the “Revolver”). As of September 30, 2019, there was $50.0 million outstanding and we had $136.8 million of unused availability under the Revolver, based on the collateral borrowing base.  In October 2019, we drew an additional $25.0 million under the Revolver.

8. Leases and Guarantees

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

Lessee

As of September 30, 2019, we lease 21 aircraft, of which 19 are operating leases.  Lease expirations for our leased aircraft range from March 2020 to June 2032.  In addition, we lease a variety of office space, airport station locations, warehouse space, vehicles and equipment, with lease expirations ranging from November 2019 to May 2027.  We also incur variable rental costs for aircraft, engines, ground equipment and storage space based on usage of the underlying equipment or property.  For leases with terms greater than 12 months, including renewal options when appropriate, we record the related right-of-use asset and lease liability as the present value of fixed lease payments over the lease term.  Since our leases do not typically provide a readily determinable discount rate, we use our incremental borrowing rate to discount lease payments to present value.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

	Classification on the Consolidated Balance Sheets	September 30, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$520,063
Finance lease assets	Property and equipment, net	41,245
Less: Accumulated amortization on finance lease assets	Property and equipment, net	(5,144)
Total lease assets		$556,164

Liabilities
Current
Operating lease liabilities	Current portion of long-term operating leases	$141,362
Finance lease liabilities	Current portion of long-term debt and finance lease	11,399
Noncurrent
Operating lease liabilities	Long-term operating leases	427,459
Finance lease liabilities	Long-term debt and finance lease	29,816
Total lease liabilities		$610,036

Weighted Average Remaining Lease Term in years
Operating Leases	4.15
Finance Leases	9.68
Weighted Average Discount Rate
Operating Leases	4.53%
Finance Leases	15.73%

The following table presents information related to lease costs for finance and operating leases:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019
Fixed operating lease costs (1)	$39,976	$120,056
Variable operating lease costs (1)	4,083	13,381
Finance lease costs:
Amortization of leased assets	636	1,633
Interest on lease liabilities	1,380	4,052
Total lease cost	$46,075	$139,122
(1)	Expenses are classified within Aircraft rent and Navigation fees, landing fees and other rent on the consolidated statement of operations. Short-term lease contracts are not material.

The table below presents supplemental cash flow information related to leases as follows:

For the Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$124,319
Operating cash flows for finance lease	4,052
Financing cash flows for finance lease	617

As of September 30, 2019, maturities of lease liabilities for the periods indicated were as follows:

	Operating	Finance
	Leases	Lease	Total
2019	$43,103	$2,007	$45,110
2020	160,068	16,522	176,590
2021	167,623	6,000	173,623
2022	118,998	6,000	124,998
2023	66,502	6,000	72,502
Thereafter	67,155	50,500	117,655
Total minimum rental payments	623,449	87,029	710,478
Less: imputed interest	54,628	45,814	100,442
Total	$568,821	$41,215	$610,036

As of September 30, 2019, the Company’s obligations for operating leases that have not yet commenced are immaterial.  In October 2019, we entered into a long-term lease for a building with an expected operating lease liability of approximately $19.7 million that is expected to commence during the second half of 2020.

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

As of September 30, 2019, our contractual amount of minimum receipts, excluding taxes, for the periods indicated under Dry Leases reflecting the terms that were in effect were as follows:

2019	$41,752
2020	166,985
2021	145,288
2022	137,604
2023	104,139
Thereafter	246,466
Total minimum lease receipts	$842,234

As of December 31, 2018, our contractual amount of minimum receipts, excluding taxes, for the periods indicated under Dry Leases reflecting the terms that were in effect were as follows:

Dry Lease
Income
2019	$180,366
2020	169,202
2021	148,413
2022	140,876
2023	107,248
Thereafter	257,248
Total minimum lease receipts	$1,003,353

The net book value of flight equipment on Dry Lease to customers was $1,636.6 million as of September 30, 2019 and $1,717.5 million as of December 31, 2018.  The accumulated depreciation for flight equipment on Dry Lease to customers was $288.2 million as of September 30, 2019 and $232.4 million as of December 31, 2018.  See Note 11 to our Financial Statements for disclosure of our Dry Leasing segment revenue.

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

9. Income Taxes

The income tax benefit for the three months ended September 30, 2019 differed from tax at the U.S. statutory rate primarily due to $18.2 million of tax benefit from nontaxable changes in the fair value of the customer warrant liability (see Note 4 to our Financial Statements).  The income tax benefit for the nine months ended September 30, 2019 differed from tax at the U.S. statutory rate primarily due to $59.8 million of tax benefit related to the favorable completion of the IRS’s examination of our 2015 income tax return, and to a lesser extent, $17.3 million of tax benefit from nontaxable changes in the fair value of the customer warrant liability.

The income tax expense for the three and nine months ended September 30, 2018 differed from tax at the U.S. statutory rate due to $8.7 million of tax benefit from the remeasurement of our deferred income tax liability for Singapore.  In addition, the income tax expense for the three and nine months ended September 30, 2018 differed from tax at the U.S. statutory rate due to changes in the fair value of the customer warrant liability (see Note 4 to our Financial Statements).  This change resulted in $6.1 million of tax benefit for the three months ended September 30, 2018, and $11.8 million of tax expense for the nine months ended September 30, 2018.

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

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	September 30, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$70,327	$70,327	$70,327	$-	$-
Short-term investments	2,129	2,129	-	-	2,129
Restricted cash	10,376	10,376	10,376	-	-
	$82,832	$82,832	$80,703	$-	$2,129

Liabilities
Term loans and notes	$1,888,893	$2,016,272	$-	$-	$2,016,272
Revolver	50,000	51,208	-	-	51,208
Convertible notes (1)	434,555	444,235	444,235	-	-
Customer warrant	20,306	20,306	-	20,306	-
	$2,393,754	$2,532,021	$444,235	$20,306	$2,067,480

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$221,501	$221,501	$221,501	$-	$-
Short-term investments	15,624	15,624	-	-	15,624
Restricted cash	11,240	11,240	11,240	-	-
Long-term investments and accrued interest	635	1,138	-	-	1,138
	$249,000	$249,503	$232,741	$-	$16,762

Liabilities
Term loans and notes	$2,048,972	$1,976,373	$-	$-	$1,976,373
Convertible notes (1)	420,868	490,070	490,070	-	-
Customer warrant	99,000	99,000	-	99,000	-
	$2,568,840	$2,565,443	$490,070	$99,000	$1,976,373

(1) Carrying value is net of debt discounts and debt issuance costs (see Note 7 to our Financial Statements).

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

We use an economic performance metric (“Direct Contribution”) that shows the profitability of each segment after allocation of direct operating and ownership costs.  Direct Contribution represents Income (loss) from continuing operations before income taxes excluding the following: Special charge, Transaction-related expenses, nonrecurring items, Losses (gains) on the disposal of aircraft, Losses on early extinguishment of debt, Unrealized (gain) loss on financial instruments, and Unallocated expenses and (income), net.  Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation.  Unallocated income and expenses, net include corporate overhead, nonaircraft depreciation, noncash expenses and income, interest expense on the portion of debt used for general corporate purposes, interest income on nondebt securities, capitalized interest, foreign exchange gains and losses, other revenue and other non-operating costs, including certain contract start-up costs.

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income (Loss) and Income from continuing operations before income taxes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating Revenue:
ACMI	$289,024	$288,602	$902,869	$832,777
Charter	324,046	322,750	944,839	954,725
Dry Leasing	43,847	44,487	157,328	120,837
Customer incentive asset amortization	(12,796)	(4,124)	(26,018)	(10,010)
Other	4,418	4,892	13,122	14,437
Total Operating Revenue	$648,539	$656,607	$1,992,140	$1,912,766

Direct Contribution:
ACMI	$33,401	$51,672	$114,048	$145,251
Charter	36,339	44,370	79,554	129,738
Dry Leasing	12,028	12,645	58,646	36,195
Total Direct Contribution for Reportable Segments	81,768	108,687	252,248	311,184

Unallocated expenses and (income), net	(93,507)	(82,830)	(255,569)	(212,373)
Loss on early extinguishment of debt	(559)	-	(804)	-
Unrealized gain (loss) on financial instruments	83,175	46,080	78,900	(11,691)
Special charge, net	(18,861)	-	(22,130)	(9,374)
Transaction-related expenses	(324)	(765)	(3,585)	(1,275)
Income from continuing operations before income taxes	51,692	71,172	49,060	76,471

Add back (subtract):
Interest income	(653)	(1,592)	(3,975)	(4,704)
Interest expense	30,117	31,115	90,515	87,639
Capitalized interest	(853)	(1,120)	(1,943)	(4,335)
Loss on early extinguishment of debt	559	-	804	-
Unrealized (gain) loss on financial instruments	(83,175)	(46,080)	(78,900)	11,691
Other (income) expense, net	1,434	975	(596)	(10,777)
Operating (Loss) Income	$(879)	$54,470	$54,965	$155,985

The following table disaggregates our Charter segment revenue by customer and service type:

	For the Three Months Ended
	September 30, 2019			September 30, 2018
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$127,558	$17,075	$144,633	$158,129	$11,651	$169,780
AMC	85,382	94,031	179,413	85,267	67,703	152,970
Total Charter Revenue	$212,940	$111,106	$324,046	$243,396	$79,354	$322,750

	For the Nine Months Ended
	September 30, 2019			September 30, 2018
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$409,640	$27,736	$437,376	$440,881	$14,241	$455,122
AMC	234,845	272,618	507,463	264,142	235,461	499,603
Total Charter Revenue	$644,485	$300,354	$944,839	$705,023	$249,702	$954,725

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the U.S. Military Air Mobility Command (“AMC”), Polar and DHL (see above and Note 3 to our Financial Statements for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from DHL was $91.4 million for the three months ended September 30, 2019 and $90.9 million for the three months ended September 30, 2018. Revenue from DHL was $267.8 million for the nine months ended September 30, 2019 and $242.8 million for the nine months ended September 30, 2018. We have not experienced any credit issues with these customers.

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

After we completed the acquisition of Southern Air in April 2016, we informed the IBT of our intention to pursue (and we have been pursuing) a complete operational merger of Atlas and Southern Air.  The Atlas and Southern Air CBAs both have a defined and streamlined process for negotiating a joint CBA (“JCBA”) when a merger occurs, as in the case with the Atlas and Southern Air merger.  Pursuant to the merger provisions in both CBAs, joint negotiations for a single CBA for Atlas and Southern Air should commence promptly.  Further, once an integrated seniority list (“ISL”) of Atlas and Southern Air pilots is presented to the Company by the union, it triggers a nine month agreed-upon timeframe to negotiate a new JCBA with any unresolved issues promptly submitted to binding arbitration.

The IBT has refused to follow the merger provisions in the Atlas and Southern Air CBAs. This has resulted in significant litigation, arbitrations and delay.  As more fully stated below, the Company has prevailed in all of the merger related proceedings.

After the merger process began, the IBT also filed an application for mediation with the National Mediation Board (“NMB”) on behalf of the Atlas pilots, and subsequently the IBT filed a similar application on behalf of Southern Air pilots.  We have opposed both mediation applications as they are not in accordance with the merger provisions in the parties’ existing CBAs.  The NMB conducted a premediation investigation on the IBT’s Atlas application in June 2016, which has remained pending (along with the IBT’s Southern Air application) since 2016.

Due to the IBT’s refusal to adhere to the merger provisions of the respective CBAs, in February 2017, the Company filed a lawsuit against the IBT to compel arbitration on the issue of whether the merger provisions in Atlas and Southern Air's CBAs apply to the bargaining process.  On March 13, 2018, the Southern District Court of New York (“NY District Court”) ruled in the Company’s favor and ordered arbitration of this issue.  The IBT appealed the NY District Court’s decision, which is currently pending.

The Company and the IBT conducted the Atlas and Southern Air arbitrations for this issue in October 2018.  The Company prevailed in both the Atlas and Southern Air management grievance arbitrations against the IBT, with decisions rendered on June 12, 2019 and August 26, 2019, respectively.  Both arbitrators ruled that the IBT violated the CBAs by refusing to follow merger provisions in the parties’ respective CBAs, which require formulation of a JCBA covering the combined pilot group.  The arbitrators each ordered the IBT to promptly comply with the CBAs by submitting an ISL to the Company within 45 days of each arbitration decision, respectively.  The IBT failed to comply with both deadlines for submitting the ISL, which passed on July 27, 2019 for Southern Air, and on October 10, 2019 for Atlas. As a result, on October 25, 2019, the Company filed an action in the U.S. District Court for the District of Columbia (“DC District Court”) to enforce the Atlas and Southern Air arbitration decisions.

In connection with its opposition to the merger provisions, the IBT commenced lawsuits in the DC District Court seeking to vacate both arbitration awards. The Company has filed motions to dismiss both lawsuits and these actions are currently pending.

Notwithstanding these pending proceedings, the Company and the IBT continue to meet to move the process forward and bargain in good faith for a new JCBA.  Substantive progress has been made with tentative agreements for a number of the articles in a new JCBA.  Despite repeated requests from the Company, the IBT has yet to provide the Company with a comprehensive economic proposal.

In late September 2019, the IBT notified the Company that Atlas pilots represented by the IBT were departing from IBT Local 1224 and forming a new local union, IBT Local 2750 to represent them. The Company has been informed the Southern Air pilots will continue to be represented by IBT Local 1224.  The Company continues to work with both Local 2750 and Local 1224 leadership groups.

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

In late November 2017, the DC District Court granted the Company’s request to issue a preliminary injunction to stop an illegal work slowdown and require the IBT to meet its obligations under the Railway Labor Act. Specifically, the DC District Court ordered the IBT to stop “authorizing, encouraging, permitting, calling, engaging in, or continuing” any illegal pilot slowdown activities, which were intended to gain leverage in pilot contract negotiations with the Company.  In addition, the Court ordered the IBT to take affirmative action to prevent and to refrain from continuing any form of interference with the Company’s operations or any other concerted refusal to perform normal pilot operations consistent with its status quo obligations under the Railway Labor Act.  In December 2017, the IBT appealed the District Court’s decision to the U.S. Court of Appeals for the District of Columbia Circuit (“Court of Appeals”).  On July 5, 2019, the Court of Appeals, in a unanimous three judge panel, affirmed the DC District Court’s ruling and denied the IBT’s appeal. Therefore, the preliminary injunction remains in full force and effect.

We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act and may incur additional administrative expenses associated with union representation of our employees.

Matters Related to Alleged Pricing Practices

In the Netherlands, Stichting Cartel Compensation, successor in interest to claims of various shippers, has filed suit in the district court in Amsterdam against British Airways, KLM, Martinair, Air France, Lufthansa and Singapore Airlines (“Defendants”) seeking recovery for damages purportedly arising from allegedly unlawful pricing practices of such Defendants.  In response, Defendants filed third-party indemnification lawsuits against Polar Air Cargo, LLC (“Old Polar”), a consolidated subsidiary of the Company, and Polar, seeking indemnification in the event the Defendants are found to be liable in the main proceedings.  Another defendant, Thai Airways, filed a similar indemnification claim.  Activities in the case have focused on various procedural issues, some of which are awaiting court determination.  The Netherlands proceedings are likely to be affected by a decision readopted by the European Commission in March 2017, finding EU competition law violations by Defendants, among others, but not Old Polar or Polar.  We are unable to reasonably predict the outcome of the litigation.  If the Company, Old Polar or Polar were to incur an unfavorable outcome, such outcome may have a material adverse impact on our business, financial condition, results of operations or cash flows.  We are unable to reasonably estimate a range of possible loss for this matter at this time.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $4.9 million in aggregate based on September 30, 2019 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  In the other case, we received an administrative decision in favor of the Brazil customs authorities and we are in the process of appealing this decision to the Brazil courts.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $4.0 million as of September 30, 2019 and $4.1 million as of December 31, 2018, and is included in Deferred costs and other assets.

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

	For the Three Months Ended		For the Nine Months Ended
Numerator:	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income from continuing operations, net of taxes	$59,974	$71,138	$117,132	$59,643
Less: Unrealized gain on financial instruments, net of tax	-	(46,897)	(81,139)	-
Diluted income from continuing operations, net of tax	$59,974	$24,241	$35,993	$59,643

Denominator:
Basic EPS weighted average shares outstanding	25,854	25,575	25,814	25,526
Effect of dilutive warrant	-	2,471	1,010	-
Effect of dilutive convertible notes	-	269	-	240
Effect of dilutive restricted stock	-	432	85	508
Diluted EPS weighted average shares outstanding	25,854	28,747	26,909	26,274

Earnings per share from continuing operations:
Basic	$2.32	$2.78	$4.54	$2.34
Diluted	$2.32	$0.84	$1.34	$2.27
Loss per share from discontinued operations:
Basic	$-	$(0.00)	$-	$(0.00)
Diluted	$-	$(0.00)	$-	$(0.00)
Earnings per share:
Basic	$2.32	$2.78	$4.54	$2.33
Diluted	$2.32	$0.84	$1.34	$2.27

Antidilutive shares related to warrants issued in connection with our Convertible Notes and warrants issued to a customer that were out of the money and excluded from the calculation of diluted EPS were 15.3 million and  7.8 million for the three and nine months ended September 30, 2019, respectively and 3.0 million for the three and nine months ended September 30, 2018.  Diluted shares reflect the potential dilution that could occur from restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and customer warrants in which performance or market conditions were not satisfied of 10.6 million for the three and nine months ended September 30, 2019 and 4.7 million for the three and nine months ended September 30, 2018.

14. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2017	$(4,002)	$9	$(3,993)
Reclassification to interest expense	1,120	-	1,120
Tax effect	(265)	-	(265)
Reclassification of taxes	(970)	-	(970)
Balance as of September 30, 2018	$(4,117)	$9	$(4,108)

Balance as of December 31, 2018	$(3,841)	$9	$(3,832)
Reclassification to interest expense	1,012	-	1,012
Tax effect	(239)	-	(239)
Balance as of September 30, 2019	$(3,068)	$9	$(3,059)

Interest Rate Derivatives

As of September 30, 2019, there was $4.0 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt.  Net realized losses reclassified into earnings were $0.3 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively. Net realized losses reclassified into earnings were $1.0 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively. Net realized losses expected to be reclassified into earnings within the next 12 months are $1.2 million as of September 30, 2019.

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

See “Business Overview” and “Business Strategy” in our 2018 Annual Report on Form 10-K for additional information.

Business Developments

ACMI and Charter results for the first three quarters of 2019, compared with 2018, were negatively impacted by tariffs and global trade tensions, and labor-related service disruptions (see Note 12 to our Financial Statements).

As a result of the impact of tariffs and global trade tensions on the global airfreight environment, we continually assess our aircraft requirements and will make adjustments to our capacity as necessary.  Some of these actions may involve grounding or disposing of aircraft or engines, which could result in asset impairments or other charges in future periods.

Our ACMI results for the first three quarters of 2019, compared with 2018, were positively impacted by increased flying from the following:

•

Between August 2016 and November 2018, we began CMI flying Boeing 767-300 freighter aircraft for Amazon that are Dry Leased from Titan.  During the first three quarters of 2019, there were an average of 19.1 aircraft equivalents operating for Amazon compared to an average of 13.8 aircraft equivalents operating in 2018.

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
•

In January 2019, we entered into an agreement to operate three incremental 747-400 freighters for Nippon Cargo Airlines on transpacific routes.  The first two aircraft entered service in April and August 2019, and the third is expected to enter service in 2020.

•

In March 2019, we entered into agreements with Amazon, which include CMI operation of five 737-800 freighter aircraft in 2019 and up to 15 additional aircraft by May 2021.  Between May and September 2019, the first four aircraft entered service and the fifth aircraft is expected to enter service during the fourth quarter of 2019.

•	In June 2019, we entered into a CMI agreement with DHL to operate two 777-200 freighter aircraft on key global routes, both of which entered service near the end of the second quarter of 2019.

•	In June 2019, we began flying a third 747-400 freighter for Asiana Cargo on transpacific routes following its return from DHL.

In February 2018, we acquired a 777-200 freighter aircraft and Dry Leased it to DHL on a long-term basis, as described above.  We completed the acquisition of a second 777-200 freighter aircraft and placed it into service with DHL in July 2018.  As described above, during the first three quarters of 2019, there were an average of 19.3 aircraft equivalents Dry Leased to Amazon compared to an average of 13.8 aircraft equivalents in 2018.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended September 30, 2019 and 2018

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the three months ended September 30:

Segment Operating Fleet*	2019	2018	Inc/(Dec)
ACMI
747-8F Cargo	7.7	8.9	(1.2)
747-400 Cargo	18.3	16.8	1.5
747-400 Dreamlifter	3.5	3.0	0.5
777-200 Cargo	8.0	5.9	2.1
767-300 Cargo	25.0	23.3	1.7
767-200 Cargo	9.0	9.0	-
767-200 Passenger	1.0	1.0	-
737-800 Cargo	3.7	-	3.7
737-400 Cargo	5.0	5.0	-
Total	81.2	72.9	8.3

Charter
747-8F Cargo	2.2	1.1	1.1
747-400 Cargo	15.7	13.0	2.7
747-400 Passenger	4.1	3.5	0.6
767-300 Passenger	4.8	4.0	0.8
Total	26.8	21.6	5.2

Dry Leasing
777-200 Cargo	7.0	7.9	(0.9)
767-300 Cargo	21.0	17.7	3.3
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	31.0	28.6	2.4

Less: Aircraft Dry Leased to CMI customers	(22.7)	(19.6)	(3.1)
Total Operating Average Aircraft Equivalents	116.3	103.5	12.8

*	ACMI average fleet excludes spare aircraft provided by CMI customers and Dry Leasing average fleet excludes aircraft awaiting placement.

Block Hours	2019	2018	Inc/(Dec)	% Change
Total Block Hours**	79,310	73,672	5,638	7.7%

**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended September 30 (in thousands):

	2019	2018	Inc/(Dec)	% Change
Operating Revenue
ACMI	$289,024	$288,602	$422	0.1%
Charter	324,046	322,750	1,296	0.4%
Dry Leasing	43,847	44,487	(640)	(1.4)%
Customer incentive asset amortization	(12,796)	(4,124)	8,672	NM
Other	4,418	4,892	(474)	(9.7)%
Total Operating Revenue	$648,539	$656,607

NM represents year-over-year changes that are not meaningful.

ACMI

	2019	2018	Inc/(Dec)	% Change
ACMI Block Hours	60,337	56,571	3,766	6.7%
ACMI Revenue Per Block Hour	$4,790	$5,102	$(312)	(6.1)%

ACMI revenue increased slightly, primarily due to increased flying, partially offset by a decrease in Revenue per Block Hour.  The increase in Block Hours was primarily driven by incremental CMI flying for our customers.  Partially offsetting this increase were decreases in ACMI flying by our customers related to the impact of tariffs and global trade tensions, and the two-month redeployment of two 747-8F aircraft to the Charter segment until we received regulatory approval and subsequently placed the aircraft with an ACMI customer.  Revenue per Block Hour decreased primarily due to increased smaller-gauge 767 and 737 CMI flying.  In addition, ACMI revenue was negatively impacted by labor-related service disruptions.

Charter

	2019	2018	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	12,717	12,690	27	0.2%
Passenger	5,425	3,952	1,473	37.3%
Total	18,142	16,642	1,500	9.0%

Charter Revenue Per Block Hour:
Cargo	$16,745	$19,180	$(2,435)	(12.7)%
Passenger	$20,480	$20,079	$401	2.0%
Charter	$17,862	$19,394	$(1,532)	(7.9)%

Charter revenue increased $1.3 million, or 0.4%, primarily due to increased flying, partially offset by a decrease in Revenue per Block Hour. The increase in Charter Block Hours was primarily driven by increased passenger demand from the AMC and the two-month redeployment of two 747-8F aircraft from the ACMI segment, partially offset by lower cargo demand from commercial customers.  Revenue per Block Hour decreased primarily due to lower commercial cargo Yields (excluding fuel), partially offset by an increase in rates for the AMC.  The lower commercial cargo Yields and demand reflected the impact of tariffs and global trade tensions.  In addition, Charter revenue was negatively impacted by labor-related service disruptions.

Dry Leasing

Dry Leasing revenue decreased slightly, primarily due to the scheduled return of a 777-200 freighter aircraft that is awaiting placement with a customer, partially offset by the placement of 767-300 converted freighter aircraft during the second half of 2018.

Operating Expenses

The following table compares our Operating Expenses for the three months ended September 30 (in thousands):

	2019	2018	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$145,987	$138,345	$7,642	5.5%
Aircraft fuel	123,132	119,604	3,528	2.9%
Maintenance, materials and repairs	88,240	88,136	104	0.1%
Depreciation and amortization	62,499	55,417	7,082	12.8%
Travel	49,110	41,605	7,505	18.0%
Aircraft rent	40,048	39,973	75	0.2%
Navigation fees, landing fees and other rent	32,270	43,258	(10,988)	(25.4)%
Passenger and ground handling services	34,453	28,716	5,737	20.0%
Special charge, net	18,861	-	18,861	NM
Transaction-related expenses	324	765	(441)	NM
Other	54,494	46,318	8,176	17.7%
Total Operating Expenses	$649,418	$602,137

Salaries, wages and benefits increased $7.6 million, or 5.5%, primarily due to increased flying and higher crew costs, including enhanced wages and work rules resulting from our interim agreement with the Southern Air pilots (see Note 12 to our Financial Statements) and fleet growth initiatives.  These increases were partially offset by a ratification bonus in 2018 related to the interim agreement with the Southern Air pilots.  In addition, crew costs were negatively impacted by labor-related service disruptions.

Aircraft fuel increased $3.5 million, or 2.9%, primarily due to an increase in consumption related to increased Charter flying, partially offset by a decrease in the average fuel cost per gallon.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the three months ended September 30 were:

	2019	2018	Inc/(Dec)	% Change
Average fuel cost per gallon	$2.27	$2.43	$(0.16)	(6.6)%
Fuel gallons consumed (000s)	54,296	49,206	5,090	10.3%

Maintenance, materials and repairs was relatively unchanged.  Heavy Maintenance expense on 747-8F aircraft increased $5.9 million primarily due to an increase in the number of D Checks.  Heavy Maintenance expense on 747-400 aircraft decreased $5.1 million primarily due to a decrease in the number of engine overhauls, partially offset by an increase in the number of C Checks.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended September 30 were:

Heavy Maintenance Events	2019	2018	Inc/(Dec)
747-8F C Checks	1	1	-
747-400 C Checks	4	2	2
767 C Checks	1	1	-
747-8F D Checks	2	-	2
CF6-80 engine overhauls	1	4	(3)

Depreciation and amortization increased $7.1 million, or 12.8%, primarily due to an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements) and additional aircraft that began operating in 2018.

Travel increased $7.5 million, or 18.0%, primarily due to higher costs incurred as a result of labor-related service disruptions and increased flying.

Navigation fees, landing fees and other rent decreased $11.0 million, or 25.4%, primarily due to a decrease in purchased capacity, which is a component of other rent, partially offset by increased flying.

Passenger and ground handling services increased $5.7 million, or 20.0%, primarily due to increased passenger flying and higher costs incurred as a result of labor-related service disruptions.

Special charge, net in 2019 primarily represents a $19.6 million impairment loss for four CF6-80 engines to be disposed of and the permanent parking of two 737-400 passenger aircraft used for training purposes (see Note 6 to our Financial Statements).

Other increased $8.2 million, or 17.7%, primarily due to start-up and other costs to meet fleet growth initiatives, as well as higher passenger taxes and commission expense on increased revenue from the AMC.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended September 30 (in thousands):

	2019	2018	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(653)	$(1,592)	$(939)	(59.0)%
Interest expense	30,117	31,115	(998)	(3.2)%
Capitalized interest	(853)	(1,120)	(267)	(23.8)%
Loss on early extinguishment of debt	559	-	559	NM
Unrealized (gain) loss on financial instruments	(83,175)	(46,080)	37,095	80.5%
Other (income) expense, net	1,434	975	(459)	47.1%

Unrealized (gain) loss on financial instruments represents the change in fair value of a customer warrant liability (see Note 4 to our Financial Statements) primarily due to changes in our common stock price.

Income taxes.  The income tax benefit for the three months ended September 30, 2019 differed from tax at the U.S. statutory rate primarily due to $18.2 million of tax benefit from nontaxable changes in the fair value of the customer warrant liability (see Note 4 to our Financial Statements).  The income tax expense for the three months ended September 30, 2018 differed from tax at the U.S. statutory rate primarily due to $6.1 million of tax benefit from nontaxable changes in the fair value of the customer warrant liability and $8.7 million of tax benefit from the remeasurement of our deferred income tax liability for Singapore.

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended September 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2019	2018	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$33,401	$51,672	$(18,271)	(35.4)%
Charter	36,339	44,370	(8,031)	(18.1)%
Dry Leasing	12,028	12,645	(617)	(4.9)%
Total Direct Contribution	$81,768	$108,687	$(26,919)	(24.8)%

Unallocated expenses and (income), net	$93,507	$82,830	$10,677	12.9%

ACMI Segment

ACMI Direct Contribution decreased $18.3 million, or 35.4%, primarily due to the impact of tariffs and global trade tensions on demand by our customers, labor-related service disruptions, additional Heavy Maintenance expense, increased amortization of deferred maintenance costs and the two-month redeployment of two 747-8F aircraft to the Charter segment.  In addition, ACMI Direct Contribution was impacted by start-up costs for customer growth initiatives and higher crew costs, including enhanced wages and work rules resulting from our interim agreement with the Southern Air pilots (see Note 12 to our Financial Statements).  Partially offsetting these items was an increase in contribution from additional flying.

Charter Segment

Charter Direct Contribution decreased $8.0 million, or 18.1%, primarily due to a decrease in commercial cargo Yields and volumes related to the impact of tariffs and global trade tensions, and labor-related service disruptions.  Partially offsetting these decreases were earnings from two 747-8F aircraft during a two-month redeployment from the ACMI segment, an increase in AMC passenger flying and a decrease in Heavy Maintenance.

Dry Leasing Segment

Dry Leasing Direct Contribution decreased slightly, primarily due to the scheduled return of a 777-200 freighter aircraft that is awaiting placement with a customer, partially offset by the placement of additional aircraft.

Unallocated expenses and (income), net

Unallocated expenses and (income), net increased $10.7 million, or 12.9%, primarily due to fleet growth initiatives and increased amortization of a customer incentive asset, partially offset by a ratification bonus in 2018 related to the interim agreement with the Southern Air pilots.

Nine Months Ended September 30, 2019 and 2018

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the nine months ended September 30:

Segment Operating Fleet*	2019	2018	Inc/(Dec)
ACMI
747-8F Cargo	8.3	9.0	(0.7)
747-400 Cargo	18.1	16.2	1.9
747-400 Dreamlifter	3.6	3.1	0.5
777-200 Cargo	6.8	5.3	1.5
767-300 Cargo	25.2	20.0	5.2
767-200 Cargo	9.0	9.0	-
767-200 Passenger	1.0	1.0	-
737-800 Cargo	1.8	-	1.8
737-400 Cargo	5.0	5.0	-
747-400 Passenger	-	0.3	(0.3)
Total	78.8	68.9	9.9

Charter
747-8F Cargo	1.6	1.0	0.6
747-400 Cargo	15.3	12.4	2.9
747-400 Passenger	4.0	2.5	1.5
767-300 Cargo	-	0.3	(0.3)
767-300 Passenger	4.9	4.0	0.9
Total	25.8	20.2	5.6

Dry Leasing
777-200 Cargo	7.3	7.1	0.2
767-300 Cargo	21.2	15.8	5.4
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	31.5	25.9	5.6

Less: Aircraft Dry Leased to CMI customers	(23.1)	(16.9)	(6.2)
Total Operating Average Aircraft Equivalents	113.0	98.1	14.9
*	ACMI average fleet excludes spare aircraft provided by CMI customers and Dry Leasing average fleet excludes aircraft awaiting placement.
Block Hours	2019	2018	Inc/(Dec)	% Change
Total Block Hours**	236,651	212,827	23,824	11.2%
**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the nine months ended September 30 (in thousands):

	2019	2018	Inc/(Dec)	% Change
Operating Revenue
ACMI	$902,869	$832,777	$70,092	8.4%
Charter	944,839	954,725	(9,886)	(1.0)%
Dry Leasing	157,328	120,837	36,491	30.2%
Customer incentive asset amortization	(26,018)	(10,010)	16,008	NM
Other	13,122	14,437	(1,315)	(9.1)%
Total Operating Revenue	$1,992,140	$1,912,766

ACMI

	2019	2018	Inc/(Dec)	% Change
ACMI Block Hours	182,060	159,662	22,398	14.0%
ACMI Revenue Per Block Hour	$4,959	$5,216	$(257)	(4.9)%

ACMI revenue increased $70.1 million, or 8.4%, primarily due to increased flying, partially offset by a decrease in Revenue per Block Hour.  The increase in Block Hours was primarily driven by incremental CMI flying for our customers.  Partially offsetting this increase were decreases in ACMI flying by our customers related to the impact of tariffs and global trade tensions, and the two-month redeployment of two 747-8F aircraft to the Charter segment until we received regulatory approval and subsequently placed the aircraft with an ACMI customer.  Revenue per Block Hour decreased primarily due to increased smaller-gauge 767 and 737 CMI flying.  In addition, ACMI revenue was negatively impacted by labor-related service disruptions.

Charter

	2019	2018	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	37,084	37,968	(884)	(2.3)%
Passenger	15,379	13,717	1,662	12.1%
Total	52,463	51,685	778	1.5%

Charter Revenue Per Block Hour:
Cargo	$17,379	$18,569	$(1,190)	(6.4)%
Passenger	$19,530	$18,204	$1,326	7.3%
Charter	$18,010	$18,472	$(462)	(2.5)%

Charter revenue decreased $9.9 million, or 1.0%, primarily due to a decrease in Revenue per Block Hour, partially offset by an increase in flying.  Revenue per Block Hour decreased primarily due to a decrease in Yields for commercial customers reflecting the impact of tariffs and global trade tensions.  Partially offsetting this decrease were higher Yields (excluding fuel) on passenger flying, primarily driven by an increase in rates for the AMC and the expansion of our flying for sports teams and other VIP charter customers.  The increase in Charter Block Hours was primarily driven by increased passenger demand from the AMC and the two-month redeployment of two 747-8F aircraft from the ACMI segment, partially offset by lower cargo demand from commercial customers.  Charter Block Hours were also negatively impacted by decreased cargo demand from the AMC. In addition, Charter revenue was negatively impacted by labor-related service disruptions.

Dry Leasing

Dry Leasing revenue increased $36.5 million, or 30.2%, primarily due to $22.3 million of revenue from maintenance payments related to the scheduled return of a 777-200 freighter aircraft and the placement of incremental aircraft.  The additional aircraft included the placement of 767-300 converted freighter aircraft throughout 2018, as well as one 777-200 freighter aircraft in February 2018 and a second 777-200 freighter aircraft in July 2018.

Operating Expenses

The following table compares our Operating Expenses for the nine months ended September 30 (in thousands):

	2019	2018	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$432,911	$392,603	$40,308	10.3%
Aircraft fuel	351,611	345,613	5,998	1.7%
Maintenance, materials and repairs	305,331	261,251	44,080	16.9%
Depreciation and amortization	190,669	155,881	34,788	22.3%
Travel	140,513	123,810	16,703	13.5%
Aircraft rent	122,271	119,778	2,493	2.1%
Navigation fees, landing fees and other rent	110,468	116,553	(6,085)	(5.2)%
Passenger and ground handling services	97,138	86,980	10,158	11.7%
Special charge, net	22,130	9,374	12,756	NM
Transaction-related expenses	3,585	1,275	2,310	NM
Other	160,548	143,663	16,885	11.8%
Total Operating Expenses	$1,937,175	$1,756,781

Salaries, wages and benefits increased $40.3 million, or 10.3%, primarily due to increased flying, higher crew costs, including enhanced wages and work rules resulting from our interim agreement with the Southern Air pilots (see Note 12 to our Financial Statements) and fleet growth initiatives. These increases were partially offset by a ratification bonus in 2018 related to the interim agreement with the Southern Air pilots. In addition, crew costs were negatively impacted by labor-related service disruptions.

Aircraft fuel increased $6.0 million, or 1.7%, due to an increase in consumption related to increased flying, partially offset by a decrease in average fuel cost per gallon.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the nine months ended September 30 were:

	2019	2018	Inc/(Dec)	% Change
Average fuel cost per gallon	$2.29	$2.34	$(0.05)	(2.1)%
Fuel gallons consumed (000s)	153,764	147,664	6,100	4.1%

Maintenance, materials and repairs increased by $44.1 million, or 16.9%, primarily reflecting $22.5 million of increased Line Maintenance expense due to increased flying and additional repairs performed, $14.0 million of increased Heavy Maintenance expense and $7.6 million of increased Non-heavy Maintenance expense.  The higher Line Maintenance primarily reflected increases of $14.9 million for 767 aircraft and $8.9 million for 747-400 aircraft.  Heavy Maintenance expense on 747-8F aircraft increased $5.8 million primarily due to an increase in the number of D Checks, partially offset by a decrease in the number of C Checks.  Heavy Maintenance expense on 747-400 aircraft increased $4.9 million primarily due to an increase in the number of C Checks and additional repairs performed, partially offset by a decrease in the number of engine overhauls and D Checks.  Heavy Maintenance expense on 767 aircraft increased $2.8 million primarily due to an increase in the number of C Checks and additional repairs performed.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the nine months ended September 30 were:

Heavy Maintenance Events	2019	2018	Inc/(Dec)
747-8F C Checks	3	4	(1)
747-400 C Checks	15	9	6
767 C Checks	3	2	1
747-8F D Checks	3	-	3
747-400 D Checks	1	2	(1)
CF6-80 engine overhauls	10	13	(3)

Depreciation and amortization increased $34.8 million, or 22.3%, primarily due to additional aircraft that began operating in 2018, an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements) and an increase in the scrapping of rotable parts.

Travel increased $16.7 million, or 13.5%, primarily due to increased flying and higher costs incurred as a result of labor-related service disruptions.

Aircraft rent increased $2.5 million, or 2.1%, primarily due to additional operating leases for 747-400 freighter aircraft that began during the second half of 2018 to meet increased customer demand.

Navigation fees, landing fees and other rent decreased $6.1 million, or 5.2%, primarily due to a decrease in purchased capacity, which is a component of other rent, partially offset by increased flying.

Passenger and ground handling services increased $10.2 million, or 11.7%, primarily due to increased passenger flying and higher costs incurred as a result of labor-related service disruptions.

Special charge, net in 2019 primarily represents a $19.6 million impairment loss for four CF6-80 engines to be disposed of and the permanent parking of two 737-400 passenger aircraft used for training purposes.  Special charge, net in 2018 represents a $9.4 million impairment loss on engines held for sale (see Note 6 to our Financial Statements).  We may sell additional flight equipment, which could result in additional charges in future periods.

Transaction-related expenses in 2019 primarily relate to professional fees for a customer transaction with warrants (see Note 4 to our Financial Statements).  Transaction-related expenses in 2018 were for the integration of Southern Air, which primarily included professional fees and integration costs.

Other increased $16.9 million, or 11.8%, primarily due to start-up and other costs to meet fleet growth initiatives, as well as higher passenger taxes and commission expense on increased revenue from the AMC.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the nine months ended September 30 (in thousands):

	2019	2018	Inc/(Dec)	% Change
Non-operating (Income) Expenses
Interest income	$(3,975)	$(4,704)	$(729)	(15.5)%
Interest expense	90,515	87,639	2,876	3.3%
Capitalized interest	(1,943)	(4,335)	(2,392)	(55.2)%
Loss on early extinguishment of debt	804	-	804	NM
Unrealized (gain) loss on financial instruments	(78,900)	11,691	(90,591)	NM
Other (income) expense, net	(596)	(10,777)	(10,181)	(94.5)%

Interest expense increased $2.9 million, or 3.3%, primarily due to the 2018 financing of 767-300 aircraft purchases and conversions and purchases of two 777-200 aircraft in 2018.

Unrealized (gain) loss on financial instruments represents the change in fair value of a customer warrant liability (see Note 4 to our Financial Statements) primarily due to changes in our common stock price.

Other (income) expense, net decreased primarily due to a refund of $12.4 million in 2018 for aircraft rent paid in previous years, partially offset by a net insurance recovery.

Income taxes.  The income tax benefit for the nine months ended September 30, 2019 differed from tax at the U.S. statutory rate primarily due to $59.8 million of tax benefit related to the favorable completion of the IRS’s examination of our 2015 income tax return, and to a lesser extent, $17.3 million of tax benefit from nontaxable changes in the fair value of the customer warrant liability (see Note 4 to our Financial Statements).  The income tax expense for the nine months ended September 30, 2018 differed from tax at the U.S. statutory rate primarily due to $11.8 million of tax expense from nondeductible changes in the fair value of the customer warrant liability and $8.7 million of tax benefit from the remeasurement of our deferred income tax liability for Singapore.

Segments

The following table compares the Direct Contribution for our reportable segments for the nine months ended September 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2019	2018	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$114,048	$145,251	$(31,203)	(21.5)%
Charter	79,554	129,738	(50,184)	(38.7)%
Dry Leasing	58,646	36,195	22,451	62.0%
Total Direct Contribution	$252,248	$311,184	$(58,936)	(18.9)%

Unallocated expenses and (income), net	$255,569	$212,373	$43,196	20.3%

ACMI Segment

ACMI Direct Contribution decreased $31.2 million, or 21.5%, primarily due to higher crew costs, including enhanced wages and work rules resulting from our interim agreement with the Southern Air pilots (see Note 12 to our Financial Statements), the impact of tariffs and global trade tensions on demand by our customers, additional Heavy Maintenance expense, increased amortization of deferred maintenance costs and the two-month redeployment of two 747-8F aircraft to the Charter segment.  In addition, ACMI Direct Contribution was impacted by start-up costs to meet customer growth initiatives and by labor-related service disruptions.  Partially offsetting these items was an increase in contribution from additional flying.

Charter Segment

Charter Direct Contribution decreased $50.2 million, or 38.7%, primarily due to a decrease in commercial cargo Yields related to the impact of tariffs and global trade tensions, a decrease in AMC cargo flying and additional Heavy Maintenance expense.  In addition, Charter Direct Contribution was negatively impacted by labor-related service disruptions.  Partially offsetting these decreases were an increase in AMC passenger flying and earnings from two 747-8F aircraft during a two-month redeployment from the ACMI segment.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $22.5 million, or 62.0%, primarily due to revenue from maintenance payments related to the scheduled return of a 777-200 freighter aircraft and the placement of additional aircraft.

Unallocated expenses and (income), net

Unallocated expenses and (income), net increased $43.2 million, or 20.3%, primarily due to a refund of aircraft rent paid in previous years recognized during the second quarter of 2018, fleet growth initiatives and increased amortization of a customer incentive asset, partially offset by a ratification bonus in 2018 related to the interim agreement with the Southern Air pilots.

Reconciliation of GAAP to non-GAAP Financial Measures

To supplement our Financial Statements presented in accordance with GAAP, we present certain non-GAAP financial measures to assist in the evaluation of our business performance.  These non-GAAP financial measures include Adjusted income from continuing operations, net of taxes, Adjusted Diluted EPS from continuing operations, net of taxes and Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which exclude certain noncash income and expenses, and items impacting year-over-year comparisons of our results.  These non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for Income from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes which are the most directly comparable measures of performance prepared in accordance with GAAP. Effective during the three months ended September 30, 2019, we changed our method of calculating Adjusted EBITDA to include Other non-operating expenses (income) to enhance the usefulness for investors and analysts, and the comparability of the calculation to that of other companies.  Prior period amounts have been adjusted for comparability.

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

The following is a reconciliation of Income from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Three Months Ended
	September 30, 2019	September 30, 2018	Percent Change

Income from continuing operations, net of taxes	$59,974	$71,138	(15.7)%
Impact from:
Customer incentive asset amortization	12,796	4,124
Special charge, net	18,861	-
Costs associated with transactions (a)	324	9,979
Leadership transition costs	2,852	-
Certain contract start-up costs (b)	1,400	-
Noncash expenses and income, net (c)	4,696	4,245
Unrealized (gain) loss on financial instruments	(83,175)	(46,080)
Other, net (d)	647	373
Income tax effect of reconciling items	(8,859)	47
Adjusted income from continuing operations, net of taxes	$9,516	$43,826	(78.3)%

Weighted average diluted shares outstanding	25,854	28,747
Add: effect of convertible notes hedges (f)	-	(269)
Adjusted weighted average diluted shares outstanding	25,854	28,478

Adjusted Diluted EPS from continuing operations, net of taxes	$0.37	$1.54	(76.0)%

	For the Nine Months Ended
	September 30, 2019	September 30, 2018	Percent Change

Income from continuing operations, net of taxes	$117,132	$59,643	96.4%
Impact from:
Customer incentive asset amortization	26,018	10,010
Special charge, net	22,130	9,374
Costs associated with transactions (a)	3,585	10,489
Leadership transition costs	3,393	-
Certain contract start-up costs (b)	3,463	-
Noncash expenses and income, net (c)	13,743	12,489
Unrealized (gain) loss on financial instruments	(78,900)	11,691
Other, net (d)	(2,395)	936
Income tax effect of reconciling items	(12,540)	2,699
Special tax item (e)	(54,272)	-
Adjusted income from continuing operations, net of taxes	$41,357	$117,331	(64.8)%

Weighted average diluted shares outstanding	26,909	26,274
Add: dilutive warrant (g)	-	2,129
Add: effect of convertible notes hedges (f)	-	(240)
Adjusted weighted average diluted shares outstanding	26,909	28,163
Adjusted Diluted EPS from continuing operations, net of taxes	$1.54	$4.17	(63.1)%

	For the Three Months Ended
	September 30, 2019	September 30, 2018	Percent Change

Income from continuing operations, net of taxes	$59,974	$71,138	(15.7)%
Interest (income) expense, net	28,611	28,403
Depreciation and amortization	62,499	55,417
Income tax (benefit) expense	(8,282)	34
EBITDA	142,802	154,992
Customer incentive asset amortization	12,796	4,124
Special charge, net	18,861	-
Costs associated with transactions (a)	324	9,979
Leadership transition costs	2,852	-
Unrealized (gain) loss on financial instruments	(83,175)	(46,080)
Other, net (d)	1,150	846
Adjusted EBITDA	$95,610	$123,861	(22.8)%

	For the Nine Months Ended
	September 30, 2019	September 30, 2018	Percent Change

Income from continuing operations, net of taxes	$117,132	$59,643	96.4%
Interest (income) expense, net	84,597	78,600
Depreciation and amortization	190,669	155,881
Income tax (benefit) expense	(68,072)	16,828
EBITDA	324,326	310,952
Customer incentive asset amortization	26,018	10,010
Special charge, net	22,130	9,374
Costs associated with transactions (a)	3,585	10,489
Leadership transition costs	3,393	-
Unrealized (gain) loss on financial instruments	(78,900)	11,691
Other, net (d)	(429)	2,355
Adjusted EBITDA	$300,123	$354,871	(15.4)%
(a)

Costs associated with transactions in 2019 primarily relate to a customer transaction with warrants (see Note 4 to our Financial Statements) and other costs associated with our acquisition of Southern Air. Costs associated with transactions in 2018 primarily related to costs associated with our acquisition of Southern Air.

(b)	Certain contract start-up costs represent unique training aircraft costs required for a new customer contract (see Note 4 to our Financial Statements).
(c)	Noncash expenses and income, net in 2019 and 2018 primarily related to amortization of debt discount on the convertible notes (see Note 7 to our Financial Statements).
(d)

Other, net in 2019 primarily relate to a net insurance recovery, loss on early extinguishment of debt and accrual for legal matters and professional fees.  Other, net in 2018 primarily relate to loss on early extinguishment of debt and accrual for legal matters and professional fees.

(e)	Special tax item represents income tax benefit from the completion of the 2015 IRS examination that are not related to ongoing operations (see Note 9 to our Financial Statements).
(f)	Economic benefit from the convertible notes hedges in offsetting dilution from the convertible notes.
(g)

Dilutive warrants represent potentially dilutive common shares related to warrants issued to a customer (see Note 4 to our Financial Statements).  These warrants are excluded from Diluted EPS from continuing operations, net of taxes prepared in accordance with GAAP when they would have been antidilutive.

Liquidity and Capital Resources

The most significant liquidity events during the first three quarters of 2019 were as follows:

Debt Transactions

In August 2019, we refinanced a higher-rate secured term loan with a new $74.0 million lower-rate secured five-year term loan with a final payment of $32.0 million due in August 2024 related to spare GEnx engines at a fixed rate of 2.98%.

In March 2019, we borrowed $19.7 million related to GEnx engine performance upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 2.73%.

Operating Activities. Net cash provided by operating activities was $193.3 million for the first three quarters of 2019, which primarily reflected Net Income of $117.1 million, noncash adjustments of $241.3 million for Depreciation and amortization, $78.9 million for Unrealized gain on financial instruments, $68.6 million for Deferred taxes and a $11.0 million decrease in Accounts payable and accrued liabilities, and a $69.3 million increase in Prepaid expenses, current assets and other assets.  Net cash provided by operating activities was $264.1 million for the first three quarters of 2018, which primarily reflected $59.6 million of Net Income (Loss), noncash adjustments of $189.7 million for Depreciation and amortization and $11.7 million for Unrealized loss on financial instruments, and a $56.2 million increase in Accounts payable and accrued liabilities.  Partially offsetting these items was a $59.1 million increase in Accounts receivable and a $34.5 million increase in Prepaid expenses, current assets and other assets.

Investing Activities. Net cash used for investing activities was $208.8 million for the first three quarters of 2019, consisting primarily of $153.7 million of payments for flight equipment and modifications and $107.6 million of core capital expenditures, excluding flight equipment, partially offset by $38.1 million of proceeds from insurance.  Payments for flight equipment and modifications during the first three quarters of 2019 were primarily related to 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2019 were funded through working capital and the financing discussed above.  Net cash used for investing activities was $618.7 million for the first three quarters of 2018, consisting primarily of $543.3 million of payments for flight equipment and modifications and $84.8 million of core capital expenditures, excluding flight equipment.  Payments for flight equipment and modifications during the first three quarters of 2018 were primarily related to the purchase of 777-200 aircraft, 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.

Financing Activities. Net cash used for financing activities was $136.5 million for the first three quarters of 2019, which primarily reflected $273.1 million of payments on debt, including a $66.2 million repayment of three term loans, and $9.3 million related to the purchase of treasury stock, partially offset by $93.7 million from debt issuance and $50.0 million of proceeds from our revolving credit facility.  Net cash provided by financing activities was $288.9 million for the first three quarters of 2018, which primarily reflected $400.5 million of proceeds from debt issuance and $135.0 million of proceeds from revolving credit facility, partially offset by $180.7 million of payments on debt, $60.0 million of payment of revolving credit facility and $10.8 million related to the purchase of treasury stock.

We consider Cash and cash equivalents, Short-term investments, Restricted cash and Net cash provided by operating activities to be sufficient to meet our debt and lease obligations and to fund core capital expenditures for 2019.  Core capital expenditures for the remainder of 2019 are expected to range between $25.0 to $35.0 million, which excludes flight equipment and capitalized interest.

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

Contractual Obligations and Debt Agreements

See Notes 7 and 8 to our Financial Statements for a description of our new debt and lease obligations.  See our 2018 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2018 and a description of our other debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

See Note 8 to our Financial Statements for a discussion of our adoption of the new leasing guidance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the nine months ended September 30, 2019.  For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2018 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of September 30, 2019.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended September 30, 2019, the information required in response to this Item is set forth in Note 12 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2018 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter Agreement, dated as of June 28, 2019, by and among Atlas Air Worldwide Holdings, Inc., Atlas Air, Inc., and William J. Flynn.

10.2	Employment Agreement, dated as of July 1, 2019, by and between Atlas Air, Inc. and John W. Dietrich.

10.3	Form of Executive Officer Retention Agreement.

10.4	Atlas Air Worldwide Holdings, Inc. Benefit Program for Senior Executives (As Amended and Restated, Effective as of July 1, 2019).

10.5	Atlas Air Worldwide Holdings, Inc. Annual Incentive Plan for Senior Executives (As Amended and Restated, Effective as of July 1, 2019).

10.6	Form of Amendment to Restricted Stock Unit Agreements between Atlas Air Worldwide Holdings, Inc. and certain Executive Officers.

10.7	Form of Amendment to Performance Share Unit Agreements between Atlas Air Worldwide Holdings, Inc. and certain Executive Officers.

10.8	Form of Amendment to Long Term Incentive Performance Cash Award Letters between Atlas Air Worldwide Holdings, Inc. and certain Executive Officers.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104

Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) Consolidated Statements of Stockholders’ Equity as of and for the three and nine months ended September 30, 2019 and 2018 and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: October 30, 2019	/s/ William J. Flynn
William J. Flynn
Chairman of the Board and Chief Executive Officer

Dated: October 30, 2019	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer