Form 10-K
period 2019-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2020-02-24
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing price of Common Stock as reported on The NASDAQ Global Select Market as of June 30, 2019 was approximately $850.7 million.  As of February 17, 2020, there were 25,956,509 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s Proxy Statement relating to the 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

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

Line Maintenance	Maintenance events occurring during normal day-to-day operations.

Non-heavy Maintenance	Discrete maintenance activities for the overhaul and repair of specific aircraft components, including landing gear, auxiliary power units and engine thrust reversers.

Utilization	The average number of Block Hours operated per day per aircraft.

Yield	The average amount a customer pays to fly one tonne of cargo one mile.

Overview

AAWW is a holding company with two wholly owned operating subsidiaries, Atlas Air, Inc. (“Atlas”) and Southern Air, Inc. (“Southern Air”).  It also has a 51% economic interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”).  In addition, AAWW is the parent company of several wholly owned subsidiaries related to our dry leasing services (collectively referred to as “Titan”).  When used in this Report, the terms “we,” “us,” “our” and the “Company” refer to AAWW and all entities in our consolidated financial statements.

We are a leading global provider of outsourced aircraft and aviation operating services.  We operate the world’s largest fleet of 747 freighters and provide customers a broad array of 747, 777, 767 and 737 aircraft for domestic, regional and international cargo and passenger operations.  We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale.  Our customers include express delivery providers, e-commerce retailers, airlines, freight forwarders, the U.S. military and charter brokers.  We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

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

•	Dry Leasing, whereby we provide cargo and passenger aircraft and engine leasing solutions. The customer operates, and is generally responsible for insuring and maintaining, the flight equipment.

We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry.  The relative operating cost efficiency of our current 747-8F, 747-400F and 777-200LRF aircraft, including their superior fuel efficiency, range, capacity and loading capabilities, creates a compelling value proposition for our customers and positions us well in the markets we operate.  Our fleet of 767-300 freighter aircraft, in addition to our 737 freighter aircraft, are well-suited for regional and domestic operations.

We are focused on the further enhancement of our market-leading ACMI and CMI services.  We are currently the only operator offering 747-8 freighter aircraft under ACMI and CMI agreements, and we have the flexibility to expand our fleet in response to market conditions.  We believe that our current fleet represents one of the most efficient, reliable freighter fleets in the market.  Our primary placement for our 747-8F, 747-400F and 777-200LRF aircraft continues to be long-term outsourcing contracts with high-credit-quality customers in our ACMI segment.

During 2019, we continued to expand our relationship with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), with the placement into CMI service of five Boeing 737-800 freighter aircraft.  Amazon may, in its sole discretion, place up to 15 additional 737-800 freighter aircraft into CMI service with us by May 31, 2021.

In December 2019, we entered into an agreement with investment funds managed by Bain Capital Credit, LP (collectively “Bain Capital”) to form a joint venture to develop a diversified freighter aircraft Dry Leasing portfolio with an anticipated value of approximately $1.0 billion.  This long-term joint venture aims to capitalize on demand for cargo aircraft, underpinned by robust e-commerce and express market growth.  Under the joint venture, Bain Capital and Titan have committed to provide $360.0 million and $40.0 million of equity capital, respectively, which may be supplemented with additional commitments over time, to acquire aircraft over the next several years. Titan will also provide aircraft- and lease-management services to the venture.

Currently, our Dry Leasing business primarily includes 767-300 freighter aircraft and 777 freighters that are Dry Leased to customers on a long-term basis.  Our Dry Leasing portfolio diversifies our business mix and enhances our predictable, long-term revenue and earnings streams.

AAWW was incorporated in Delaware in 2000. Our principal executive offices are located at 2000 Westchester Avenue, Purchase, New York 10577, and our telephone number is (914) 701-8000.

Operations

Introduction.  Our business is organized into three operating segments based on our service offerings: ACMI, Charter and Dry Leasing.  All segments are directly or indirectly engaged in the business of air transportation services but have different commercial and economic characteristics.  Each operating segment is separately reviewed by our chief operating decision maker to assess operating results and make resource allocation decisions.  Additional information regarding our reportable segments can be found in Note 12 to the Financial Statements.

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

Dry Leasing. Our Dry Leasing business provides aircraft and engines to customers, including some CMI customers, for compensation that is typically based on a fixed monthly amount (a “Dry Lease”).  This business is primarily operated by Titan, which is principally a cargo aircraft dry lessor, but also owns and manages aviation assets such as engines and related equipment.  In addition to providing aircraft and lease-management services to our new joint venture with Bain Capital, Titan also markets its expertise in passenger-to-freighter conversion and other aviation-related technical services.

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

Combined with Polar, we provide ACMI, CMI, Charter and Dry Leasing services to support DHL’s transpacific-express, North American, intra-Asian, and global networks.  In addition, we fly between the Asia Pacific region, the Middle East and Europe on behalf of DHL and other customers.  Atlas also provides incremental charter capacity to Polar and DHL from time to time.  See Note 3 to our Financial Statements for a further discussion of our relationship with Polar.

The following table summarizes the aircraft types and services provided to Polar and DHL as of December 31, 2019:

Aircraft	Service	Total
747-8F	ACMI	6
747-400F	ACMI	5
777-200LRF	CMI	6
777-200LRF	CMI and Dry Leasing	2
767-300	CMI and Dry Leasing	2
767-300	CMI	2
767-200	CMI	9
737-400F	CMI	5
757-200F	Dry Leasing	1
Total		38

Amazon

In May 2016, we entered into certain agreements with Amazon, which involve, among other things, CMI operation of Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we will provide CMI services using Boeing 737-800 freighter aircraft provided by Amazon.  The 737-800 CMI operations will be for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).

In conjunction with these agreements, we granted Amazon warrants providing the right to acquire shares of our common stock. See Note 7 to our Financial Statements for a discussion of these agreements with Amazon.

The following table summarizes the freighter aircraft types and services provided to Amazon as of December 31, 2019:

Aircraft	Service	Total
767-300	CMI and Dry Leasing	17
767-300	Dry Leasing	2
737-800	CMI	5
Total		24

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

Fuel

Historically, aircraft fuel is one of the most significant expenses for us.  During 2019, 2018 and 2017, fuel costs represented 15.1%, 19.5%, and 17.4%, respectively, of our total operating expenses.  Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues, supply and demand, which we can neither control nor accurately predict.

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

Employees

Our business depends on highly qualified management, operations and flight personnel.  As a percentage of our consolidated operating expenses, salaries, wages and benefits accounted for approximately 18.7% in 2019, 22.4% in 2018 and 23.8% in 2017.  As of December 31, 2019, we had 3,587 employees, 2,036 of whom were pilots.  We maintain a comprehensive training program for our pilots in compliance with U.S. Federal Aviation Administration (“FAA”) requirements, in which each pilot regularly attends recurrent training programs.

Pilots of Atlas and Southern Air, and flight dispatchers of Atlas and Polar, are represented by the International Brotherhood of Teamsters (the “IBT”).  These employees represented approximately 58.0% of our workforce as of December 31, 2019.  We have a five-year collective bargaining agreement (“CBA”) with our Atlas pilots, which became amendable in September 2016 and a four-year CBA with the Southern Air pilots, which became amendable in November 2016. We also have a five-year CBA with our Atlas and Polar dispatchers, which was extended in April 2017 for an additional four years, making the CBA amendable in November 2021. See Note 13 to our Financial Statements for a discussion of our labor matters.

Maintenance

Maintenance represented our third-largest operating expense for the year ended December 31, 2019.  Primary maintenance activities include scheduled and unscheduled work on airframes and engines.  Scheduled maintenance activities encompass those activities specified in our maintenance program approved by the FAA.  The costs necessary to adhere to these maintenance programs may increase over time, based on the age of the equipment or due to FAA airworthiness directives (“ADs”).

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

Under our FAA-approved maintenance programs, all Heavy Maintenance is currently performed by third-party service providers that are compensated on a time-and-material or power by the hour basis as we believe they provide the most reliable and efficient means of maintaining our aircraft fleet.

Insurance

We maintain insurance of the types and in amounts deemed adequate and consistent with current industry standards. Principal coverage includes: liability for injury to members of the public, including passengers; injury to crewmembers and ground staff; damage to our property and that of others; and loss of, or damage to, flight equipment, whether on the ground or in flight; and cyber business interruption.

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

Environmental, Social and Governance

As a leading global provider of outsourced aviation operating services, we encounter and manage a broad range of environmental, social and governance (“ESG”) issues.  We have established an ESG policy and identified our efforts in our ESG report, which can be viewed on our website, www.atlasairworldwide.com, under the “About Us” section.

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

International. Air transportation in international markets (the vast majority of markets in which the Airlines operate) is subject to extensive additional regulation.  The ability of the Airlines to operate in other countries is governed by aviation agreements between the United States and the respective countries (in the case of Europe, the European Union (the “EU”)) or, in the absence of such an agreement, by principles of reciprocity.  Sometimes, aviation agreements restrict the number of airlines that may operate, their frequency of operation, or the routes over which they may fly.  This makes it necessary for the DOT to award route and operating rights to U.S. air carrier applicants through competitive route proceedings.  International aviation agreements are periodically subject to renegotiation, and changes in U.S. or foreign governments could result in the alteration or termination of such agreements, diminish the value of existing route authorities or otherwise affect the Airlines’ international operations.  Foreign government authorities also impose substantial licensing and business registration requirements and, in some cases, require the advance filing and or approval of schedules or rates.  Moreover, the DOT and foreign government agencies typically regulate alliances and other commercial arrangements between U.S. and foreign air carriers, such as the ACMI and CMI arrangements that Atlas maintains.  Approval of these arrangements is not guaranteed and may be conditional.  In addition, approval during one time period does not guarantee approval in future periods.

A foreign government’s regulation of its own air carriers can also affect our business.  For instance, the EU places limits on the ability of EU carriers to use ACMI aircraft operated by airlines of non-EU member states.  The regulations have a negative impact on our ACMI business opportunities.

Brexit. Following parliamentary elections in December 2019, the United Kingdom (“U.K.”) left the EU on January 31, 2020.  Trade agreements between the UK and the EU are under consideration.  As U.S. airlines, the Airlines will remain covered by the U.S.-EU air services agreement, which broadly accords traffic rights between the U.S. and the EU, via intermediate points and beyond.  In December 2018, the U.S. and U.K. governments reached agreement on the terms of an open skies agreement governing U.S. and U.K. airlines after the U.S.-EU agreement ceases to apply to the U.K.  Nevertheless, practical difficulties could arise with respect to operations in the post-Brexit environment.  These issues are not expected to have a material adverse effect on our operations.

Airport Access. The ability of the Airlines to operate suitable schedules is dependent on their ability to gain access to airports of their choice at commercially desirable times and on acceptable terms.  In some cases, this is constrained by the need for the assignment of takeoff and landing “slots” or comparable operational rights.  Like other air carriers, the Airlines are subject to such constraints at slot-restricted airports in cities such as Chicago and a variety of foreign locations (e.g., Amsterdam, Incheon, Hong Kong, Shanghai and Tokyo).  The availability of slots is not assured and the inability of the Airlines or their ACMI carrier customers to obtain additional slots could inhibit efforts to provide expanded services in certain international markets.  In addition, nighttime flight restrictions have been imposed or proposed by Hong Kong and various airports in Europe, Canada and the U.S.  These could have an adverse operational and or economic impact.

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

For instance, in October 2013, the International Civil Aviation Organization (“ICAO”) reached a nonbinding agreement to address climate change by developing global market-based measures to assist in achieving carbon-neutral growth.  In October 2016, ICAO approved a resolution to adopt a global market-based measure known as the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is designed to offset any annual increases in total carbon emissions from international civil aviation above a baseline level determined by the average of 2019 and 2020 emissions.  Although various details regarding the implementation of CORSIA still need to be finalized, a pilot phase will run from 2021 to 2023.  Starting in 2019, the Airlines have voluntarily begun tracking and have begun reporting emissions in accordance with CORSIA methodology in 2020, even though it is not yet mandatory in ICAO member countries. As a result, starting in 2024, the Airlines may need to purchase allowances to offset their assigned share of emissions overages based on the reporting for the 2021 to 2023 compliance period.  For subsequent compliance periods, a similar procedure will apply.

The EU continues to address climate change through its Emissions Trading Scheme (“ETS”). Following the end of every year, to the extent the ETS applies, each airline must tender the number of carbon emissions allowances (“Allowances”) corresponding to carbon emissions generated by its covered flight activity during the year.  If the airline’s flight activity during the year has produced carbon emissions exceeding the number of Allowances that it has been awarded, the airline must acquire Allowances from other airlines in the open market.  In recognition of

ICAO’s adoption of CORSIA, the ETS has been suspended with respect to flights to and from non-European countries continues through December 31, 2023.  However, the ETS remains applicable to intra-European flights. Additionally, various European constituencies have begun to advocate for supplemental controls on aviation greenhouse gas emissions through additional taxation and similar measures.

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

Competition

The market for ACMI and CMI services is competitive.  We believe that the most important basis for competition in this market is the efficiency and cost-effectiveness of the aircraft assets and the scale, scope and quality of the outsourced operating services provided.  Atlas is the market-leading provider of ACMI and CMI services with the modern 747-8 and 777 freighter aircraft.  Our primary competitors providing ACMI and CMI services for 777, 747-400 and 767 freighter aircraft include the following: Air Atlanta Icelandic; Air Transport Services Group, Inc.; Kalitta Air; and Western Global Airlines.

The Charter market is competitive, with a number of cargo operators that include AirBridge Cargo Airlines; Cargolux; Kalitta Air; National Air Cargo; and passenger airlines providing similar services utilizing 747-8Fs and 747-400s.  We believe that we offer a superior long-haul aircraft in the 747-8F and 747-400, and we will continue to develop new opportunities in the Charter market for aircraft not otherwise deployed in our ACMI business.

The Dry Leasing business is also competitive with a large number of companies offering operating lease solutions globally. We believe that we have an advantage over other aircraft lessors in the freighter aircraft Dry Leasing space as a result of our extensive relationships in the air freight market, and our insights and expertise as an operator of aircraft. Titan also competes in the passenger aircraft leasing market to develop key customer relationships, enter strategic geographic markets, and or acquire feedstock aircraft for future freighter conversion.  Our primary competitors in the aircraft leasing market include GE Capital Aviation Services, Altavair Air Finance, Air Transport Services Group, Inc., BBAM Aircraft and Leasing Management and Vx Capital Partners.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Business Generally

Deterioration in the airfreight market, global economic conditions, financial markets or global supply chains could adversely affect our business, results of operations, financial condition, liquidity and ability to access capital markets.

Airfreight demand has historically been highly dependent on global economic conditions, which could be negatively impacted by changes in U.S. and foreign government trade policies, changes in economies throughout the world and limited access to certain markets, among other things.  The impact of the global airfreight environment and macroeconomic conditions, including tariffs, global trade tensions and geopolitical unrest in certain countries in South America, especially during the fourth quarter of 2019, resulted in lower 747-400 commercial cargo Yields and aircraft Utilization.  If demand for our services, Yields or lease rates deteriorate, it could have a material adverse effect on our business, results of operations and financial condition.

We also could be negatively impacted by supply chain disruption caused by geopolitical events or health epidemics.  In December 2019, a novel strain of coronavirus was reported in China and has since been reported in other countries.  This outbreak has disrupted the global supply chains involving China and Asia, resulting in certain cancellations of cargo flights.  Cancellations of passenger flights by other airlines to and from that region have also impacted our ability to position crewmembers for operating our aircraft.  Although we expect the disruption from the virus to be temporary, given the dynamic nature of these circumstances, the duration of business disruption, the extent of customer cancellations and the related financial impact cannot be reasonably estimated at this time but could materially affect our business, results of operations and financial condition.

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

We could be adversely affected if any of our existing aircraft are underutilized, if we fail to deploy or redeploy aircraft with customers at favorable rates, or if any of our aircraft are impaired.  We could also be adversely affected from the loss of one or more of our aircraft for an extended period of time.

Our operating revenues depend on our ability to effectively deploy the aircraft in our fleet and maintain high utilization of our aircraft at favorable rates.  If we have underutilized aircraft, we would seek to redeploy those aircraft in our other lines of business or sell them.  If we are unable to successfully redeploy our existing aircraft at favorable rates or sell them on favorable terms, it could have a material adverse effect on our business, results of operations and financial condition.  In addition, if one or more of our aircraft is out of service for an extended period of time, our operating revenues would decrease and we may have difficulty fulfilling our obligations under one or more of our existing contracts.  The loss of revenue resulting from any such business interruption, and the cost and potentially long lead time and difficulties in sourcing a replacement aircraft, could have a material adverse effect on our business, results of operations and financial condition.

We record impairment charges on long-lived assets when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount and the net book value of the assets exceeds their estimated fair value.  The airfreight market and Yields can be volatile and negatively affected by excess capacity due to factors such as global economic conditions and reduced customer demand.  Asset impairments or other charges related to capacity could have a material adverse effect on our business, results of operations and financial condition.

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

We participate in an insurance pooling arrangement with DHL and its partners.  This allows us to obtain aviation hull and liability, war-risk hull and cargo loss, crew, third-party liability and hull deductible coverage at reduced rates from the commercial insurance providers.  If we are no longer included in this arrangement for any reason or if pool members have coverage incidents, we may incur higher insurance costs. There can be no assurance that we will be able to maintain our existing coverage on terms favorable to us or that the premiums for such coverage will not increase substantially, which could have a material adverse effect on our business, results of operations and financial condition.

Some of our aircraft are deployed in potentially dangerous locations and carry hazardous cargo incidental to the services we provide in support of our customers’ activities.  In addition, some areas through which our flight routes pass are subject to geopolitical instability, which increases the risk of death or injury to our passengers, employees or contractors, business interruption or a loss of, or damage to, our aircraft and or its cargo.  While we carry insurance against the risks inherent to our operations, which we believe are consistent with the insurance arrangements of other participants in our industry, we cannot provide assurance that we are adequately insured against all risks, including coverage for weapons of mass destruction. We do not have insurance against the loss arising from business interruption. Any injury to passengers, employees or contractors or loss/damage of aircraft/cargo incidents resulting in claims in excess of related insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

Pilots of Atlas (who operate Atlas and Polar flights) and Southern Air and flight dispatchers of Atlas and Polar are represented by the IBT.  We have a five-year CBA with our Atlas pilots, which became amendable in September 2016 and a four-year CBA with our Southern Air pilots, which became amendable in November 2016.  Initial negotiations commenced in January of 2016, nine months prior to the amendable date.  Negotiations have continued as governed by a July 6, 2017 framework agreement, which was established to accommodate a joint CBA, and the parties have continued to meet regularly since then.  We also have a five-year CBA with our Atlas and Polar dispatchers, which was extended in April 2017 for an additional four years, making the CBA amendable in November 2021.  We are subject to risks of increased labor costs associated with having a partially unionized workforce, as well as a greater risk of work interruption or stoppage, which could negatively impact our business, including a reduction in our revenue and an increase in our operating costs.  We cannot provide assurance that disputes, including disputes with certified collective bargaining representatives of our employees, will not arise in the future or will result in an agreement on terms satisfactory to us.  In addition, the costs associated with resolving such disputes could have a material adverse effect on our business, results of operations and financial condition.

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

The price of aircraft fuel is unpredictable and can be volatile.  Our exposure to fluctuations in fuel price is limited to the commercial portion of our Charter business only, and while this risk is partially mitigated by using indexed fuel price adjustments for certain commercial charter contracts, it has not been completely eliminated.  Our ACMI and CMI contracts require our customers to pay for aircraft fuel.  Regardless, if fuel costs increase significantly, our customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers.  Such actions could have a material adverse effect on our business, results of operations and financial condition.

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

We are heavily and increasingly dependent on technology to operate our business.  Our information technology systems or those of third parties on which we rely, as well as our business more broadly, could be disrupted due to various events, some of which are beyond our control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures, computer viruses, security breaches and cyber attacks.  In addition, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error.  A significant disruption could result in a range of potentially material negative consequences for us, including unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; and business delays, service or system disruptions, damage to equipment and injury to persons or property.

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

As of December 31, 2019, we had $2.2 billion of federal net operating loss carryforwards (“NOLs”) for U.S. income tax purposes, net of unrecognized tax benefits and valuation allowance, most of which will expire through 2037, if not utilized.  Section 382 of the Internal Revenue Code (“Section 382”) imposes an annual limitation on the amount of a corporation’s U.S. federal taxable income that can be offset by NOLs if it experiences an “ownership change,” as defined by Section 382.  We experienced ownership changes, as defined by Section 382, in 2004 and 2009.  In addition, the acquisition of Southern Air in 2016 constituted an ownership change for that entity.  Accordingly, the use of our NOLs generated prior to these ownership changes is subject to an annual limitation.  If certain changes in our ownership occur prospectively, there could be an additional annual limitation on the amount of utilizable NOLs, which could have a material adverse effect on our business, results of operations and financial condition.

We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes.  If our operations become subject to significant income and other taxes, this could have a material adverse effect on our business, results of operations and financial condition. In addition, certain of our companies participate in an aircraft leasing incentive program in Singapore and qualify for a related concessionary income tax rate. If these companies do not remain in the program or the related concessionary rate increases in the future, we could be subject to additional Singapore income tax, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our agreements with several ACMI and CMI customers require us to meet certain performance targets, including certain departure/arrival reliability standards.  Failure to meet these performance targets could adversely affect our business and financial results.

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

The warrants granted to Amazon increase the number of diluted shares reported, which has a negative effect on our fully diluted earnings per share.  Further, some of the warrants are presented as liabilities in our consolidated balance sheets and are subject to fair value measurement adjustments during the periods that they are outstanding.  Accordingly, future fluctuations in the fair value of the warrants could have a material adverse effect on our results of operations.

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

The warrants issued by us to Amazon grant Amazon the right to purchase up to 39.9%, in the aggregate, of our common stock on a post-issuance basis.  If the warrants granted to Amazon are exercised, Amazon may become a significant stockholder of our company.  We have entered into a stockholders agreement with Amazon, pursuant to which Amazon’s ability to vote in its discretion will generally be capped at 14.9% with the remainder to be voted in accordance with our board of directors’ recommendation. In addition, under the stockholders agreement, Amazon will be entitled to appoint one director to our board of directors when Amazon owns 10% or more of our common stock.  Until such time, Amazon is entitled to designate a non-voting observer to our board of directors.

Risk Related to the BSA with DHL

Our agreements with DHL confer certain termination rights to them which, if exercised or triggered, may result in our inability to realize the full benefits of the BSA with DHL.

The BSA gives DHL the option to terminate the agreements for convenience by giving us a one-year notice on or before October 27, 2022, which would be effective on October 23, 2023.  Further, DHL has a right to terminate the BSA for cause following a specified management resolution process if we default on our performance or we are unable to perform for reasons beyond our control.  If DHL exercises any of these termination rights, it could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Charter Business

We derive a significant portion of our revenues from the AMC, and a substantial portion of these revenues have been generated pursuant to expansion flying, as opposed to fixed contract arrangements with the AMC.  Revenues from the AMC are volatile and may decline from current levels.

As a percentage of our total operating revenue, revenue derived from the AMC was approximately 24.6% in 2019, 23.7% in 2018 and 23.0% in 2017.  Historically, the revenues derived from expansion (or ad-hoc) flights for the AMC significantly exceeded the value of the fixed flight component of our AMC contract.

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

Risk Related to Our Dry Leasing Business

Any default by our Dry Lease customers, including (but not limited to) failure to make timely payments, failure to maintain insurance or failure to properly maintain our aircraft, could adversely affect our financial results.

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

We may fail to realize the anticipated strategic and financial benefits of our Dry Leasing joint venture with Bain Capital.

Realization of the anticipated benefits from our Dry Leasing joint venture with Bain Capital is subject to a number of challenges and uncertainties, including: realization of satisfactory returns on investment, having investment goals that are consistent with our partner, partners each funding their share of required capital contributions and reaching agreement to hold and sell aircraft.  If we fail to realize the expected benefits, it could have a material adverse effect on our business, results of operations and financial condition.

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

Our operations and our customers’ operations are subject to complex aviation and transportation laws and regulations, including Title 49 of the U.S. Code, under which the DOT and the FAA exercise regulatory authority over air carriers.  In addition, our business activities and our customers’ business activities fall within the jurisdiction of various other federal, state, local and foreign authorities, including the U.S. Department of Defense, the TSA, U.S. Customs and Border Protection, the U.S. Treasury Department’s Office of Foreign Assets Control and the U.S. EPA and similar state agencies.  In addition, other jurisdictions in which we operate have similar regulatory regimes to which we are subjected.  These laws and regulations may require us to maintain and comply with the terms of a wide variety of certificates, permits, licenses, noise abatement standards, maintenance and other requirements and our failure to do so could result in substantial fines or other sanctions.  These U.S. and foreign aviation regulatory agencies have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with provisions of law or applicable regulations and may impose civil or criminal penalties for violations of applicable rules and regulations.  Such fines, sanctions or penalties, if imposed, could have a material adverse effect on our mode of conducting business, results of operations and financial condition.  There can also be no assurance that laws and regulations will not be changed in ways that will decrease demand for our services or subject us to escalating costs.  In addition, U.S. and foreign governmental authorities may adopt, amend or interpret accounting standards, tax laws, regulations or treaties that could require us to take additional and potentially costly compliance steps or result in our inability to operate some of our aircraft in certain countries, which could have a material adverse effect on our business, results of operations and financial condition.

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

To address climate change, governments have implemented and continue to pursue various means to reduce aviation-related greenhouse gas emissions.  Compliance with these or other measures that are ultimately adopted could result in substantial costs for us.  For instance, in October 2013, the ICAO reached a nonbinding agreement to develop global market-based measures to assist in achieving carbon-neutral growth.  In October 2016, the ICAO approved the CORSIA, which is designed to offset any annual increases in total carbon emissions from international civil aviation above a baseline level determined by the average of 2019 and 2020 emissions.  Although various details regarding the implementation of CORSIA still need to be finalized, a pilot phase will run from 2021 to 2023.  Starting in 2019, the Airlines have voluntarily begun tracking and have begun reporting emissions in accordance with CORSIA in 2020, even though it is not yet mandatory in ICAO member countries.  As a result, starting in 2024, the Airlines may need to purchase allowances to offset their assigned share of emissions overages based on the reporting for the 2021 to 2023 compliance period.  For subsequent compliance periods, a similar procedure will apply.

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

As of December 31, 2019, we had total debt obligations of approximately $2.4 billion and total aircraft operating leases and other lease obligations of $0.6 billion.  We cannot provide assurance that we will be able to obtain future financing arrangements or on terms attractive to us.  Our outstanding financial obligations could have negative consequences, including:

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

Our ability to service our debt and meet our lease and other obligations as they come due is dependent on our future financial and operating performance, as well as our continued access to the capital markets.  All such matters are subject to various factors, including factors beyond our control, such as changes in global and regional economic conditions, changes in our industry, changes in interest or currency exchange rates, the price and availability of aircraft fuel and other costs, including labor and insurance.  Accordingly, we cannot provide assurance that we will be able to meet our debt service, lease and other obligations as they become due and our business, results of operations and financial condition could be adversely affected under these circumstances.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Aircraft

The following tables provide information about AAWW’s aircraft and customer-provided aircraft:

AAWW Aircraft

The following table summarizes AAWW’s aircraft as of December 31, 2019:

Segment and Aircraft Type	Configuration	Owned*	Leased**	Total***	Average Age Years
ACMI and Charter Segments
747-8F	Freighter	10	-	10	7.1
747-400	Freighter	8	19	27	19.6
747-400BCF	Converted Freighter	2	2	4	26.4
747-400	Passenger	5	-	5	23.7
767-300ER	Passenger	5	-	5	26.5
767-300ER	Converted Freighter	3	-	3	26.7
Total		33	21	54	19.2
Dry Leasing Segment
777-200LRF	Freighter	8	-	8	8.6
767-300ERF	Converted Freighter	21	-	21	23.9
757-200	Freighter	1	-	1	30.4
737-800	Passenger	1	-	1	11.9
737-300	Freighter	1	-	1	27.1
Total		32	-	32	20.0
Total Fleet		65	21	86	19.5

*	See Note 8 to our Financial Statements for a description of our financing facilities.
**	See Note 9 to our Financial Statements for a description of our lease obligations.
***	Includes aircraft held for sale except for two owned aircraft previously used for training purposes.

Lease expirations for our leased aircraft included in the above tables range from March 2020 to June 2032.

Customer-provided Aircraft for CMI Service

The following table summarizes customer-provided aircraft as of December 31, 2019:

Aircraft Type	Configuration	Provided by	Total
777-200	Freighter	DHL	6
747-400	Freighter	NCA*	5
747-400	Dreamlifter	Boeing**	4
767-300	Freighter	DHL	2
767-200	Freighter	DHL	9
767-200	Passenger	MLW***	1
737-800	Freighter	Amazon	5
737-400	Freighter	DHL	5
Total			37

*	Aircraft owned by Nippon Cargo Airlines Co., Ltd. (“NCA”)
**	Aircraft owned by The Boeing Company (“Boeing”)
***	Aircraft owned by MLW Air, LLC (“MLW Air”)

Ground Facilities

Our principal office is located in Purchase, New York, where we lease approximately 120,000 square feet of office space under a long-term lease, which expires in 2027.  This office includes both operational and administrative support functions.  We also lease approximately 44,000 square feet of office space in Florence, Kentucky for operational support functions which expires in 2021 and approximately 16,600 square feet of office space in Hong Kong for sales and administrative support which expires in 2025.  In October 2019, we entered into a long-term lease for a building with approximately 100,000 square feet of office space in Erlanger, Kentucky for operational support functions commencing in the first half of 2021.  This property is expected to replace the office space in Florence, Kentucky when that lease expires.  In addition, we lease a variety of smaller offices and ramp space at various airport and regional locations generally on a short-term basis.

ITEM 3. LEGAL PROCEEDINGS

The information required in response to this Item is set forth in Note 13 to our Financial Statements, and such information is incorporated herein by reference.  Such description contains all of the information required with respect hereto.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

John W. Dietrich. Mr. Dietrich, age 55, became our President and Chief Executive Officer in January 2020. He was also elected to our Board of Directors at such time.  Prior to January 2020, he served as our President and Chief Operating Officer from July 2019 and our Executive Vice President and Chief Operating Officer from September 2006.  In addition, he was President and Chief Operating Officer of Atlas Air, Inc. from October 2014 to December 2019.  During the period from March 2003 to September 2006, Mr. Dietrich held a number of senior executive positions in the Company, including Senior Vice President, General Counsel, Chief Human Resources Officer, Corporate Secretary and head of the Corporate Communications function. Mr. Dietrich joined Atlas in 1999 as Associate General Counsel. Prior to joining us, he was a litigation attorney at United Airlines from 1992 to 1999, where he provided legal counsel to all levels of management, particularly on employment and commercial litigation issues.  He also serves as Chairman of the National Defense Transportation Association and a director of the National Air Courier Association.  Mr. Dietrich earned a Bachelor’s of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from the University of Illinois at Chicago John Marshall Law School.  He is a member of the New York, Illinois and Colorado Bars.

James Forbes. Mr. Forbes, age 62, was elected our Executive Vice President and Chief Operating Officer in January 2020. He also serves as Executive Vice president and Chief Operating Officer of Atlas Air, Inc. and Southern Air, Inc. Prior to January 2020, he was Senior Vice President and Chief Operating Officer of Southern Air, Inc. since April 2016. Mr. Forbes has over 40 years of aviation operating experience, including more than 20 years with the Company. He joined us in 1997 as Senior Director of Ground Operations, where he helped construct the global infrastructure upon which we have grown. He became Vice President, Worldwide Ground Operations in 2001, overseeing station operations for all of Atlas Air, Inc. and Polar Air Cargo, Inc.  In 2008, Mr. Forbes was named Senior Vice President for System Performance and Quality for Polar, where he led the transformation of an all-cargo network into a leading on-time express operation that supports DHL’s worldwide air network.  He held that position until April 2016, when he was promoted to lead Southern Air operations.

Adam R. Kokas.  Mr. Kokas, age 48, has been Executive Vice President since January 2014 and General Counsel and Secretary since October 2006.  He also served as our Chief Human Resources Officer from November 2007 to March 2018.  Prior to January 2014, he was Senior Vice President from October 2006.  Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on general corporate, securities, transactions and business law matters. Prior to joining Ropes & Gray, Mr. Kokas was a partner at Kelley Drye & Warren LLP, where he joined as an associate in 2001. At both Kelley Drye and Ropes & Gray, Mr. Kokas represented us in a variety of matters, including corporate finance and merger and acquisition transactions, corporate governance matters, securities matters, and other general corporate issues.  Mr. Kokas serves as a Vice Chair of the International Air Transport Association’s Legal Advisory Council and is a director of the Society of Corporate Governance.  He also served as the Chairman of the Board of the Cargo Airlines Association from 2011 to 2019.  Mr. Kokas earned a Bachelor of Arts degree from Rutgers University and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars.

Michael T. Steen. Mr. Steen, age 53, has been Executive Vice President and Chief Commercial Officer since November 2010.  In addition, he was named President and Chief Executive Officer of Titan Aviation Holdings, Inc. effective October 2014.  Prior to November 2010, he was our Senior Vice President and Chief Marketing Officer from April 2007.  Mr. Steen joined us from Exel plc where he served as Senior Vice President of Sales and Marketing.  Mr. Steen led the sales and marketing activities for Exel Freight’s management and technology sector.  Following Exel’s acquisition by Deutsche Post World Net, he held senior-level positions with the merged company in global supply chain logistics.  Prior to joining Exel, he served in a variety of roles with KLM Cargo over 11 years, including Vice President of the Americas, Head of Global Sales and Marketing for the Logistics Unit and Director of Sales for EMEA.  Mr. Steen is a Director for CHC Helicopter since May 2017 and is the Vice Chairman for IATA’s Cargo Committee.  Mr. Steen earned a degree in economic science from Katrinelund in Gothenburg, Sweden, and is an alumnus of the Advanced Executive Program at the Kellogg School of Management at Northwestern University.

Spencer Schwartz. Mr. Schwartz, age 53, has been Executive Vice President since January 2014 and Chief Financial Officer since June 2010.  Prior to January 2014, he was Senior Vice President from June 2010.  Prior to June 2010, he was our Vice President and Corporate Controller from November 2008.  Mr. Schwartz joined us from Mastercard Incorporated, where he was employed for over 12 years and served as Group Head of Global Risk Management; Senior Vice President and Business Financial Officer; Senior Vice President, Corporate Controller and Chief Accounting Officer; and Vice President of Taxation.  Prior to joining Mastercard, Mr. Schwartz held financial positions of increasing responsibility with Price Waterhouse LLP (now PricewaterhouseCoopers LLP) and Carl Zeiss, Inc.  Mr. Schwartz earned a Bachelor’s degree in Accounting from The Pennsylvania State University and a Master’s degree in Business Administration, with a concentration in management, with honors, from New York University’s Leonard N. Stern School of Business.  He is a certified public accountant.

Keith H. Mayer. Mr. Mayer, age 54, has been Senior Vice President and Chief Accounting Officer since January 2018 and Corporate Controller since November 2010.  Prior to January 2018, he was Vice President since November 2010.  Mr. Mayer joined us from PepsiCo, Inc. (“PepsiCo”).  In his most recent role at PepsiCo, he served as Chief Financial Officer of an international coffee partnership between PepsiCo and Starbucks Corporation.  Mr. Mayer also served PepsiCo in a variety of roles since 1999, including Director of External Reporting, Assistant Controller for PepsiCo International, Senior Group Manager of Financial Accounting for Frito-Lay North America, and Group Manager of Technical Accounting.  Prior to joining PepsiCo, Mr. Mayer held financial positions of increasing responsibility with Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP).  Mr. Mayer earned a Bachelor’s degree in Accounting from the University of Bridgeport where he graduated magna cum laude.  He is a certified public accountant.

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

As of February 17, 2020, there were approximately 26.0 million shares of our common stock issued and outstanding, and 37 holders of record of our common stock.

See Note 16 to our Financial Statements for a discussion of our stock repurchase program.

Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2019.

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

Performance Graph

The following graph compares the performance of AAWW common stock to the Russell 2000 Index and the Dow Jones Transportation Average for the period beginning December 31, 2014 and ending on December 31, 2019.  The comparison assumes $100 invested in each of our common stock, the Russell 2000 Index and the Dow Jones Transportation Average and reinvestment of all dividends.

Total Return between 12/31/14 and 12/31/19

Cumulative Return	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
AAWW	$100.00	$83.85	$105.78	$118.97	$85.58	$55.92
Russell 2000 Index	$100.00	$94.29	$112.65	$127.44	$111.94	$138.50
Dow Jones Transportation Average	$100.00	$82.15	$98.95	$116.11	$100.33	$119.27

ITEM 6. SELECTED FINANCIAL DATA

The selected statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected balance sheet data as of December 31, 2019 and 2018 have been derived from our audited Financial Statements included elsewhere in this Report. The selected balance sheet data as of December 31, 2017, 2016 and 2015, and selected statements of operations data for the years ended December 31, 2016 and 2015 have been derived from our audited Financial Statements not included in this Report.

In the following table, all amounts are in thousands, except for per share data.

	2019	2018	2017	2016	2015
Statement of Operations Data:
Total operating revenues	$2,739,189	$2,677,724	$2,156,460	$1,839,627	$1,822,659
Total operating expenses	3,200,160	2,394,182	1,914,486	1,671,316	1,699,154
Operating income (loss)	(460,971)	283,542	241,974	168,311	123,505
Income (loss) from continuing operations, net of taxes (a) (b)	(293,113)	270,647	224,338	42,625	7,286
Loss from discontinued operations, net of taxes (c)	-	(80)	(865)	(1,109)	-
Net income (loss)	$(293,113)	$270,567	$223,473	$41,516	$7,286
Earnings (loss) per share from continuing operations:
Basic	$(11.35)	$10.60	$8.89	$1.72	$0.29
Diluted	$(11.35)	$5.22	$8.68	$1.70	$0.29
Loss per share from discontinued operations:
Basic	$-	$(0.00)	$(0.03)	$(0.04)	$-
Diluted	$-	$(0.00)	$(0.03)	$(0.04)	$-
Earnings (loss) per share:
Basic	$(11.35)	$10.60	$8.85	$1.67	$0.29
Diluted	$(11.35)	$5.22	$8.64	$1.65	$0.29
Balance Sheet Data:
Total assets	$5,385,641	$5,534,792	$4,955,462	$4,247,379	$4,164,403
Long-term debt (less current portion)	$1,984,902	$2,205,005	$2,008,986	$1,666,663	$1,739,496
Total equity	$1,792,179	$2,067,964	$1,789,856	$1,517,338	$1,454,183

(a)	The results for 2019 included an impairment of 747-400 freighter aircraft and other assets held for sale of $638.4 million (see Note 5 to our Financial Statements).
(b)	The results for 2017 included a $130.0 million income tax benefit recorded as a result of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (see Note 10 to our Financial Statements).
(c)	See Note 2 to our Financial Statements for the presentation of Florida West International Airways, Inc. as a discontinued operation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements included in Item 8 of this report.

Business Overview

We are a leading global provider of outsourced aircraft and aviation operating services.  We operate the world’s largest fleet of 747 freighters and provide customers a broad array of 747, 777, 767 and 737 aircraft for domestic, regional and international cargo and passenger operations.  We provide unique value to our customers by giving them access to highly reliable modern production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale.  Our customers include express delivery providers, e-commerce retailers, airlines, freight forwarders, the U.S. military and charter brokers.  We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

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

Our Dry Leasing business is primarily focused on a portfolio of 777-200LRF aircraft, and our fleet of 767-300 freighter aircraft for regional and domestic applications.  These aircraft are Dry Leased to customers on a long-term basis, which further diversifies our business mix and enhances our predictable, long-term revenue and earnings streams.

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

Our mix of aircraft is closely aligned with our customer needs. By providing the broadest array of 747, 777, 767 and 737 aircraft for domestic, regional and international applications, we believe that we are well-suited to meet the current and anticipated requirements of our customers.

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

Experienced management team

Our management team has extensive operating and leadership experience in the airfreight, airline, aircraft leasing and logistics industries at companies such as United Airlines, US Airways, Lufthansa Cargo, GE Capital Aviation Services, Air Canada, Canadian Airlines, American Airlines, JetBlue Airways, ICF International, ASTAR Air Cargo, DHL, KLM Cargo, Spirit Airlines, Singapore Airlines Cargo and China Cargo Airlines, as well as the United States Army, Navy, Air Force and Federal Air Marshal Service.  In addition, our management team has a diversity of experience from other industries at companies such as Mastercard, PepsiCo, Moody’s, Ralph Lauren, Kate Spade, Avon Products, New York Life Insurance, Hess and Unisys, as well as nationally recognized accounting and law firms.  Our management team is led by John W. Dietrich, who has more than 30 years of experience in all facets of aviation and airline management.  Mr. Dietrich has been with AAWW for over 20 years, including the last 13 years as Executive Vice President and Chief Operating Officer, and General Counsel for 4 years prior to that.

Business Strategy

Our strategy includes the following:

Focus on securing long-term customer contracts

We will continue to focus on securing long-term contracts with fast-growing customers, including those in express, e-commerce and the fastest-growing regional markets, which provide us with relatively stable revenue streams and margins.  In addition, these agreements limit our direct exposure to fuel and other costs and mitigate the risk of fluctuations in both Yield and demand in the airfreight business, while also improving the overall utilization of our fleet.

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

Our Dry Leasing business is primarily focused on a portfolio of modern, efficient 777-200LRF aircraft and our fleet of 767-300 freighter aircraft for regional and domestic applications.  We will continue to explore opportunities to invest in additional aircraft.

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

Selectively pursue and evaluate future acquisitions and alliances

From time to time, we explore business combinations, joint ventures and alliances with express delivery providers, e-commerce retailers, airlines, freight forwarders and other companies to enhance our competitive position, geographic reach and service portfolio.

Appropriately managing capital allocation and delivering value to shareholders

Our commitment to creating, enhancing and delivering value to our shareholders reflects a disciplined and balanced capital allocation strategy.  Our focus is on maintaining a strong balance sheet, investing in modern efficient assets, and returning capital to shareholders.

Business Developments

ACMI and Charter results for 2019, compared with 2018, were impacted by the global airfreight environment and macroeconomic conditions, including the impact of tariffs, global trade tensions and geopolitical unrest in certain countries in South America. Those conditions, especially during the fourth quarter resulted in lower 747-400 commercial Charter Yields and Utilization.

During the fourth quarter of 2019, we recorded an impairment charge related to our 747-400 freighter fleet (see Note 5 to our Financial Statements). We continually assess our aircraft requirements and will make adjustments to our capacity as necessary.  Some of these actions may include grounding or disposing of aircraft or engines, which could result in asset impairments or other charges in future periods.

During 2019, demand remained strong and often increased, compared to 2018, for our other freighter aircraft fleet types, which are primarily used to provide ACMI and CMI services for express and e-commerce customers.

In addition to the above factors, our results for 2019, compared with 2018, were impacted by labor-related service disruptions (see Note 13 to our Financial Statements).

Our ACMI results for 2019, compared with 2018, were also impacted by increased flying from the following:

•

Between August 2016 and November 2018, we began CMI flying Boeing 767-300 freighter aircraft for Amazon that are Dry Leased from Titan.  During 2019, there were an average of 18.6 767-300 aircraft equivalents operating for Amazon compared to an average of 15.2 767-300 aircraft equivalents operating in 2018.

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

•

In March 2019, we entered into agreements with Amazon, which include CMI operation of five 737-800 freighter aircraft and up to 15 additional aircraft by May 2021.  Between May and December 2019, we placed five aircraft into service.

•	In June 2019, we entered into a CMI agreement with DHL to operate two 777-200 freighter aircraft on key global routes, both of which entered service near the end of the second quarter of 2019.
•	In June 2019, we began flying a third 747-400 freighter for Asiana Cargo on transpacific routes following its return from DHL.

In January 2020, we entered into an ACMI agreement with EL AL Israel Airline Ltd. for a 747-400 freighter to provide additional capacity for its freight network.  The aircraft entered service in January 2020.

In December 2019, a novel strain of coronavirus was reported in China and has since been reported in other countries.  This outbreak has disrupted the global supply chains involving China and Asia, resulting in certain cancellations of cargo flights.  Cancellations of passenger flights by other airlines to and from that region have also impacted our ability to position crewmembers for operating our aircraft.  Although we expect the disruption from the virus to be temporary, given the dynamic nature of these circumstances, the duration of business disruption, the extent of customer cancellations and the related financial impact cannot be reasonably estimated at this time but could materially affect our ACMI and Charter segment results for the first quarter and full year of 2020.

In February 2018, we acquired a 777-200 freighter aircraft and Dry Leased it to DHL on a long-term basis, as described above.  We completed the acquisition of a second 777-200 freighter aircraft and placed it into service with DHL in July 2018.  As noted above, during 2019, there were an average of 19.1 aircraft equivalents Dry Leased to Amazon compared to an average of 15.1 aircraft equivalents in 2018.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.  For a discussion of our results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017, see Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 19, 2019.

Years Ended December 31, 2019 and 2018

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Segment Operating Fleet*	2019	2018	Inc/(Dec)
ACMI
747-8F Cargo	8.5	8.9	(0.4)
747-400 Cargo	17.9	17.2	0.7
747-400 Dreamlifter	3.5	3.0	0.5
777-200 Cargo	7.1	5.5	1.6
767-300 Cargo	24.9	21.4	3.5
767-200 Cargo	9.0	9.0	-
767-200 Passenger	1.0	1.0	-
737-800 Cargo	2.4	-	2.4
737-400 Cargo	5.0	5.0	-
747-400 Passenger	-	0.3	(0.3)
Total	79.3	71.3	8.0

Charter
747-8F Cargo	1.5	1.1	0.4
747-400 Cargo	16.0	12.3	3.7
747-400 Passenger	4.3	2.9	1.4
767-300 Cargo	-	0.2	(0.2)
767-300 Passenger	4.9	4.2	0.7
Total	26.7	20.7	6.0

Dry Leasing
777-200 Cargo	7.3	7.3	-
767-300 Cargo	21.1	17.2	3.9
757-200 Cargo	1.0	1.0	-
737-300 Cargo	1.0	1.0	-
737-800 Passenger	1.0	1.0	-
Total	31.4	27.5	3.9

Less: Aircraft Dry Leased to CMI customers	(22.6)	(18.5)	(4.1)
Total Operating Average Aircraft Equivalents	114.8	101.0	13.8

*	ACMI average fleet excludes spare aircraft provided by CMI customers and Dry Leasing average fleet excludes aircraft held for sale.

Block Hours	2019	2018	Inc/(Dec)	% Change
Total Block Hours**	321,140	296,264	24,876	8.4%

**	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2019	2018	Inc/(Dec)	% Change
Operating Revenue
ACMI	$1,247,770	$1,192,704	$55,066	4.6%
Charter	1,305,860	1,313,484	(7,624)	(0.6)%
Dry Leasing	200,781	168,470	32,311	19.2%
Customer incentive asset amortization	(33,135)	(16,176)	16,959	NM
Other	17,913	19,242	(1,329)	(6.9)%
Total Operating Revenue	$2,739,189	$2,677,724

NM represents year-over-year changes that are not meaningful.

ACMI

	2019	2018	Inc/(Dec)	% Change
ACMI Block Hours	245,706	225,665	20,041	8.9%
ACMI Revenue Per Block Hour	$5,078	$5,285	$(207)	(3.9)%

ACMI revenue increased $55.1 million, or 4.6%, primarily due to increased flying, partially offset by a decrease in Revenue per Block Hour.  The increase in Block Hours was primarily driven by incremental CMI flying for our e-commerce and express customers.  Partially offsetting this increase was a decrease from the two-month redeployment of two 747-8F aircraft to the Charter segment until we received regulatory approval and subsequently placed the aircraft with an ACMI customer.  In addition, Block Hours were negatively impacted by lower utilization by our 747-400 ACMI customers related to the global airfreight environment and macroeconomic conditions.  Revenue per Block Hour decreased primarily due to increased smaller-gauge 767 and 737 CMI flying.  In addition, ACMI revenue was negatively impacted by labor-related service disruptions.

Charter

	2019	2018	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	51,982	50,798	1,184	2.3%
Passenger	20,565	17,683	2,882	16.3%
Total	72,547	68,481	4,066	5.9%

Charter Revenue Per Block Hour:
Cargo	$17,164	$19,136	$(1,972)	(10.3)%
Passenger	$20,113	$19,306	$807	4.2%
Charter	$18,000	$19,180	$(1,180)	(6.2)%

Charter revenue decreased $7.6 million, or 0.6%, primarily due to a decrease in Revenue per Block Hour, partially offset by an increase in flying.  Revenue per Block Hour decreased primarily due to a decrease in Yields for commercial customers reflecting the global airfreight environment and macroeconomic conditions.  Partially offsetting this decrease were higher Yields (excluding fuel) on passenger flying, primarily driven by an increase in rates for the AMC and the expansion of our flying for sports teams and other VIP charter customers.  The increase in Charter Block Hours was primarily driven by increased demand for passenger flying and the redeployment of 747-400 freighter aircraft from ACMI, partially offset by lower utilization primarily due to the global airfreight environment and political unrest in certain countries in South America.  In addition, Charter revenue was negatively impacted by labor-related service disruptions.

Dry Leasing

Dry Leasing revenue increased $32.3 million, or 19.2%, primarily due to $22.3 million of revenue from maintenance payments related to the scheduled return of a 777-200 freighter aircraft and the placement of incremental aircraft.  The additional aircraft included the placement of 767-300 converted freighter aircraft throughout 2018, as well as one 777-200 freighter aircraft in February 2018 and a second 777-200 freighter aircraft in July 2018.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	2019	2018	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$599,811	$536,120	$63,691	11.9%
Aircraft fuel	483,827	467,569	16,258	3.5%
Maintenance, materials and repairs	381,701	359,300	22,401	6.2%
Depreciation and amortization	251,097	217,340	33,757	15.5%
Travel	189,211	166,487	22,724	13.6%
Aircraft rent	155,639	162,444	(6,805)	(4.2)%
Navigation fees, landing fees and other rent	144,809	158,911	(14,102)	(8.9)%
Passenger and ground handling services	130,698	118,973	11,725	9.9%
Loss on disposal of aircraft	5,309	-	5,309	NM
Special charge	638,373	9,374	628,999	NM
Transaction-related expenses	4,164	2,111	2,053	97.3%
Other	215,521	195,553	19,968	10.2%
Total Operating Expenses	$3,200,160	$2,394,182

Salaries, wages and benefits increased $63.7 million, or 11.9%, primarily due to increased flying, higher crew costs, including enhanced wages and work rules resulting from our interim agreement with the Southern Air pilots (see Note 13 to our Financial Statements), fleet growth initiatives and leadership transition costs.  These increases were partially offset by a ratification bonus in 2018 related to the interim agreement with the Southern Air pilots.  In addition, crew costs were negatively impacted by labor-related service disruptions.

Aircraft fuel increased $16.3 million, or 3.5%, due to an increase in consumption related to increased flying, partially offset by a decrease in average fuel cost per gallon.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for 2019 and 2018 were:

	2019	2018	Inc/(Dec)	% Change
Average fuel cost per gallon	$2.27	$2.36	$(0.09)	(3.8)%
Fuel gallons consumed (000s)	213,253	198,150	15,103	7.6%

Maintenance, materials and repairs increased by $22.4 million, or 6.2%, primarily reflecting $23.0 million of increased Line Maintenance expense due to increased flying and additional repairs performed, and $5.6 million of increased Non-heavy Maintenance expense, partially offset by $6.2 million of decreased Heavy Maintenance expense.  The higher Line Maintenance primarily reflected increases of $16.7 million for 767 aircraft and $4.7 million for 747-400 aircraft.  Heavy Maintenance expense on 747-8F aircraft increased $8.0 million primarily due to an increase in the number of D Checks, partially offset by a decrease in the number of C Checks.  Heavy Maintenance expense on 747-400 aircraft decreased $16.1 million primarily due to a decrease in the number of engine overhauls and D Checks, partially offset by an increase in the number of C Checks and additional repairs performed.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for 2019 and 2018 were:

Heavy Maintenance Events	2019	2018	Inc/(Dec)
747-8F C Checks	3	4	(1)
747-400 C Checks	15	10	5
767 C Checks	3	2	1
747-8F D Checks	3	-	3
747-400 D Checks	1	2	(1)
CF6-80 engine overhauls	10	20	(10)

Depreciation and amortization increased $33.8 million, or 15.5%, primarily due to additional aircraft that began operating in 2018, an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements) and an increase in the scrapping of rotable parts.

Travel increased $22.7 million, or 13.6%, primarily due to increased flying and higher costs incurred as a result of labor-related service disruptions.

Aircraft rent decreased $6.8 million, or 4.2%, primarily due to a write-down of 747-400 freighter aircraft operating lease right-of-use assets during the fourth quarter of 2019 (see Note 5 to our Financial Statements) and a reduction in the number of spare engines leased in 2019, partially offset by additional operating leases for 747-400 freighter aircraft that began flying during the second half of 2018.

Navigation fees, landing fees and other rent decreased $14.1 million, or 8.9%, primarily due to a decrease in purchased capacity, which is a component of other rent, partially offset by increased flying.

Passenger and ground handling services increased $11.7 million, or 9.9%, primarily due to increased passenger flying and higher costs incurred as a result of labor-related service disruptions.

Loss on disposal of aircraft in 2019 primarily represents a loss on the trade in of a GEnx engine as part of an exchange transaction.

Special charge in 2019 primarily represents a $580.3 million impairment charge related to the write-down of the 747-400 freighter fleet and a $58.1 million impairment charge related to assets sold and held for sale including certain aircraft in our Dry Leasing portfolio, spare CF6-80 engines and 737-400 passenger aircraft for training purposes.  Special charge in 2018 represents a $9.4 million impairment loss on engines held for sale.  See Note 5 to our Financial Statements for additional discussion about the Special charge.  We may sell additional flight equipment, which could result in additional charges in future periods.

Transaction-related expenses in 2019 primarily relate to professional fees for a customer transaction with warrants (see Note 7 to our Financial Statements).  Transaction-related expenses in 2018 were for the integration of Southern Air, which primarily included professional fees and integration costs.

Other increased $20.0 million, or 10.2%, primarily due to start-up and other costs to meet fleet growth initiatives, as well as higher passenger taxes and commission expense on increased revenue from the AMC.

Non-operating (Income) Expenses

The following table compares our Non-operating (Income) Expenses (in thousands):

	2019	2018	Inc/(Dec)	% Change
Non-operating (Income) Expenses
Interest income	$(4,296)	$(6,710)	$(2,414)	(36.0)%
Interest expense	120,330	119,378	952	0.8%
Capitalized interest	(2,274)	(4,727)	(2,453)	(51.9)%
Loss on early extinguishment of debt	804	-	804	NM
Unrealized gain on financial instruments	(75,109)	(123,114)	(48,005)	(39.0)%
Other (income) expense, net	(27,668)	(10,659)	17,009	159.6%

Unrealized gain on financial instruments represents the change in fair value of a customer warrant liability (see Note 7 to our Financial Statements) primarily due to changes in our common stock price.

Other (income) expense, net increased $17.0 million, or 159.6%, primarily due to a $27.6 million refund in 2019 of aircraft rent paid in previous years compared to a refund of $12.4 million in 2018.

Income taxes.  Our effective income tax rates were a benefit of 38.0% for 2019 and an expense of 12.5% for 2018.  The effective income tax benefit rate for 2019 differed from tax at the U.S. statutory rate primarily due to a tax benefit related to the favorable completion of the IRS’s examination of our 2015 income tax return, and to a lesser extent, a tax benefit from nontaxable changes in the fair value of a customer warrant liability (see Note 7 to our Financial Statements).  The effective income tax expense rate for 2018 differed from the U.S. statutory rate primarily due to nondeductible and nontaxable changes in the fair value of a customer warrant liability (see Note 7 to our Financial Statements) and, to a lesser extent, an income tax benefit from the remeasurement of our deferred income tax liability for Singapore (See Note 10 to our Financial Statements).

Segments

We use an economic performance metric called Direct Contribution, which shows the profitability of each segment after allocation of direct operating and ownership costs.  Direct Contribution includes Income (loss) from continuing operations before income taxes and excludes the following: Special charges, Transaction-related expenses, nonrecurring items, Losses (gains) on the disposal of aircraft, Losses on early extinguishment of debt, Unrealized (gains) losses on financial instruments, Gains on investments and Unallocated income and expenses, net.  We operate our service offerings through the following reportable segments: ACMI, Charter and Dry Leasing.  The following table compares the Direct Contribution for our reportable segments (see Note 12 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2019	2018	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$218,459	$235,706	$(17,247)	(7.3)%
Charter	149,372	211,661	(62,289)	(29.4)%
Dry Leasing	70,386	48,904	21,482	43.9%
Total Direct Contribution	$438,217	$496,271	$(58,054)	(11.7)%

Unallocated expenses and (income), net	$337,434	$298,526	$38,908	13.0%

ACMI Segment

ACMI Direct Contribution decreased $17.2 million, or 7.3%, primarily due to the global airfreight environment and macroeconomic conditions, higher crew costs, including enhanced wages and work rules resulting from our interim agreement with the Southern Air pilots (see Note 13 to our Financial Statements), and the two-month redeployment of two 747-8F aircraft to the Charter segment.  In addition, ACMI Direct Contribution was impacted by labor-related service disruptions and start-up costs to meet customer growth initiatives.  Partially offsetting these items was an increase in contribution from additional flying and a decrease in aircraft rent.

Charter Segment

Charter Direct Contribution decreased $62.3 million, or 29.4%, primarily due to a decrease in commercial cargo Yields related to the global airfreight environment and macroeconomic conditions. In addition, Charter Direct Contribution was negatively impacted by labor-related service disruptions.  Partially offsetting these decreases were an increase in passenger flying, earnings from two 747-8F aircraft during a two-month redeployment from the ACMI segment and a decrease in aircraft rent.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $21.5 million, or 43.9%, primarily due to revenue from maintenance payments related to the scheduled return of a 777-200 freighter aircraft and the placement of additional aircraft.

Unallocated expenses and (income), net

Unallocated expenses and (income), net increased $38.9 million, or 13.0%, primarily due to fleet growth initiatives, increased amortization of a customer incentive asset and leadership transition costs, partially offset by a higher refund of aircraft rent paid in previous years.

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

The following is a reconciliation of Income (loss) from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Years Ended December 31,
	2019	2018	Percent Change

Income (loss) from continuing operations, net of taxes	$(293,113)	$270,647	(208.3)%
Impact from:
Customer incentive asset amortization	33,135	16,176
Special charge	638,373	9,374
Costs associated with transactions (a)	4,163	11,325
Leadership transition costs	6,736	-
Certain contract start-up costs (b)	3,497	-
Noncash expenses and income, net (c)	18,267	16,852
Unrealized (gain) loss on financial instruments	(75,109)	(123,114)
Other, net (d)	3,170	963
Income tax effect of reconciling items	(145,295)	2,103
Special tax item (e)	(54,272)	-
Adjusted income from continuing operations, net of taxes	$139,552	$204,326	(31.7)%

Weighted average diluted shares outstanding	25,828	28,281
Add: dilutive warrant (f)	758	-
dilutive restricted stock	64	-
effect of convertible notes hedges (g)	-	(180)
Adjusted weighted average diluted shares outstanding	26,650	28,101
Adjusted Diluted EPS from continuing operations, net of taxes	$5.24	$7.27	(27.9)%

	For the Years Ended December 31,
	2018	2017	Percent Change

Income from continuing operations, net of taxes	$270,647	$224,338	20.6%
Impact from:
Customer incentive asset amortization	16,176	5,261
Special charge, net	9,374	106
Costs associated with transactions (a)	11,325	4,772
Noncash expenses and income, net (c)	16,852	12,673
Unrealized (gain) loss on financial instruments	(123,114)	12,533
Other, net (d)	963	7,949
Income tax effect of reconciling items	2,103	(3,962)
Special tax item (e)	-	(129,977)
Adjusted income from continuing operations, net of taxes	$204,326	$133,693	52.8%

Weighted average diluted shares outstanding	28,281	25,854
Add: dilutive warrant (f)	-	1,293
effect of convertible notes hedges (g)	(180)	(27)
Adjusted weighted average diluted shares outstanding	28,101	27,120
Adjusted Diluted EPS from continuing operations, net of taxes	$7.27	$4.93	47.5%

The following is a reconciliation of Income (loss) from continuing operations, net of taxes to Adjusted EBITDA (in thousands):

	For the Years Ended December 31,
	2019	2018	Percent Change

Income (loss) from continuing operations, net of taxes	$(293,113)	$270,647	(208.3)%
Interest expense, net	113,760	107,941
Depreciation and amortization	251,097	217,340
Income tax (benefit) expense	(179,645)	38,727
EBITDA	(107,901)	634,655
Customer incentive asset amortization	33,135	16,176
Special charge	638,373	9,374
Costs associated with transactions (a)	4,163	11,325
Leadership transition costs	6,736	-
Unrealized (gain) loss on financial instruments	(75,109)	(123,114)
Other, net (d)	5,379	2,855
Adjusted EBITDA	$504,776	$551,271	(8.4)%

	For the Years Ended December 31,
	2018	2017	Percent Change

Income from continuing operations, net of taxes	$270,647	$224,338	20.6%
Interest expense, net	107,941	86,289
Depreciation and amortization	217,340	166,713
Income tax (benefit) expense	38,727	(80,966)
EBITDA	634,655	396,374
Customer incentive asset amortization	16,176	5,261
Special charge, net	9,374	106
Costs associated with transactions (a)	11,325	4,772
Unrealized (gain) loss on financial instruments	(123,114)	12,533
Other, net (d)	2,855	9,964
Adjusted EBITDA	$551,271	$429,010	28.5%
(a)

Costs associated with transactions in 2019 primarily relate to a customer transaction with warrants (see Note 7 to our Financial Statements) and other costs associated with our acquisition of Southern Air.  Costs associated with transactions in 2018 and 2017 primarily related to costs associated with our acquisition of Southern Air.

(b)	Certain contract start-up costs represent unique training aircraft costs required for a new customer contract (see Note 7 to our Financial Statements).
(c)	Noncash expenses and income, net in 2019, 2018 and 2017 primarily related to amortization of debt discount on the convertible notes (see Note 8 to our Financial Statements).
(d)

Other, net in 2019 primarily relates to a loss on the sale of a GEnx engine, a net insurance recovery, loss on early extinguishment of debt and accrual for legal matters and professional fees. Other, net in 2018 primarily relates to an accrual for legal matters and professional fees. Other, net in 2017 primarily relates to a U.S. Tax Cuts and Jobs Act bonus that was granted to eligible personnel below the officer level following enactment, a loss on early extinguishment of debt and an accrual for legal matters and professional fees.

(e)

Special tax item in 2019 represents the income tax benefit from the completion of the 2015 IRS examination that is not related to ongoing operations.  Special tax item in 2017 represents the income tax effect of U.S. Tax Cuts and Jobs Act due to the revaluation of our U.S. net deferred tax liability (see Note 10 to our Financial Statements).

(f)

Dilutive warrants represent potentially dilutive common shares related to warrants issued to a customer (see Note 7 to our Financial Statements).  These warrants are excluded from Diluted EPS from continuing operations, net of taxes prepared in accordance with GAAP when they would have been antidilutive.

(g)	Economic benefit from the convertible notes hedges in offsetting dilution from the convertible notes.

Liquidity and Capital Resources

Significant liquidity events during 2019 were as follows:

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

In November 2019, we borrowed $22.3 million related to GEnx engine performance upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 2.10%.

Operating Activities. For 2019, Net cash provided by operating activities was $300.3 million, which primarily reflected noncash adjustments of $638.4 million for a Special charge, $316.8 million for Depreciation and amortization, $180.6 million for deferred taxes and $25.2 million for Stock-based compensation.  Partially offsetting these items was a $293.1 million Net Loss, a noncash adjustment of $75.1 million for Unrealized gain on financial instruments, a $66.8 million increase in Prepaid expenses, current assets, and other assets, a $47.8 million decrease in Accounts payable and accrued liabilities, and a $22.5 million increase in Accounts receivable.  For 2018, Net cash provided by operating activities was $425.6 million, which primarily reflected $270.6 million of Net Income, noncash adjustments of $265.6 million for Depreciation and amortization, $42.6 million for deferred taxes and $20.3 million for Stock-based compensation and a $72.3 million increase in Accounts payable and accrued liabilities.  Partially offsetting these items was a noncash adjustment of $123.1 million for Unrealized gain on financial instruments, a $74.0 million increase in Accounts receivable and a $57.1 million increase in Prepaid expenses, current assets, and other assets.

Investing Activities. For 2019, Net cash used for investing activities was $285.8 million, consisting primarily of $214.2 million of payments for flight equipment and modifications, and $133.6 million of core capital expenditures, excluding flight equipment and insurance proceeds of $38.1 million.  Payments for flight equipment and modifications during 2019 were primarily related to 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2019 were funded through working capital and the financings discussed above.  For 2018, Net cash used for investing activities was $701.3 million, consisting primarily of $599.4 million of payments for flight equipment and modifications, and $114.4 million of core capital expenditures, excluding flight equipment.  Payments for flight equipment and modifications during 2018 were primarily related to the purchase of 777-200 aircraft, 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.

Financing Activities. For 2019, Net cash used for financing activities was $133.9 million, which primarily reflected $344.7 million of payments on debt obligations, partially offset by proceeds from debt issuance of $116.0 million, proceeds from our revolver credit facility of $100.0 million, and $14.7 million of customer maintenance reserves and deposits received.  For 2018, Net cash provided by financing activities was $216.6 million, which primarily reflected proceeds from debt issuance of $471.6 million, and $15.6 million of customer maintenance reserves and deposits received, partially offset by $250.0 million of payments on debt obligations.

Significant liquidity events during 2020 were as follows:

In February 2020, we extended dry leases with a customer for two 777-200LRF aircraft, each for a period of ten years from the end of the existing lease term.  In connection with the lease extensions, we refinanced two secured term loans that were due in 2020 with two new term loans.  One term loan is for 126 months in the amount of $82.0 million at a fixed interest rate of 3.27% with a final payment of $12.5 million due in July 2030.  The other term loan is for 130 months in the amount of $82.0 million at a fixed interest rate of 3.28% with a final payment of $12.5 million due in November 2030.  The new term loans are each secured by a mortgage against a 777-200LRF aircraft and contain customary covenants and events of default with principal and interest payable quarterly.

In February 2020, we received net proceeds of $12.4 million from the sale of one Titan aircraft that was classified as held for sale at December 31, 2019 (see Note 5 to our Financial Statements).

We consider Cash and cash equivalents, Short-term investments, Restricted cash, Net cash provided by operating activities, availability under our revolving credit facility and the proceeds from the sale of nonessential assets to be sufficient to meet our debt and lease obligations, and to fund core capital expenditures for 2020.  Core capital expenditures for 2020, which are expected to range between $90.0 to $100.0 million exclude flight equipment and capitalized interest.

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

We do not expect to pay any significant U.S. federal income tax in this decade.  Our business operations are subject to income tax in several foreign jurisdictions.  We do not expect to pay any significant cash income taxes in foreign jurisdictions for at least several years.  Due to the U.S. Tax Cuts and Jobs Act, we may repatriate the unremitted earnings of our foreign subsidiaries to the extent taxes are insignificant.

Contractual Obligations

The table below provides details of our balances outstanding under credit agreements and future cash contractual obligations as of December 31, 2019 (in millions):

	Total	Payments Due by Period
	Obligations	2020	2021	2022	2023	2024	Thereafter
Debt(1)	$2,443.9	$397.0	$269.5	$592.1	$447.2	$481.9	$256.2
Interest on debt (2)	293.2	77.3	63.5	51.7	38.8	21.0	40.9
Finance leases (3)	84.9	16.4	6.0	6.0	6.0	6.0	44.5
Interest on finance leases	44.3	5.5	5.1	4.9	4.7	4.5	19.6
Operating leases (3)	584.6	164.1	167.8	119.1	66.5	53.4	13.7
Total Contractual Obligations	$3,450.9	$660.3	$511.9	$773.8	$563.2	$566.8	$374.9

(1)	Debt reflects gross amounts (see Note 8 to our Financial Statements for a discussion of the related unamortized discount).
(2)	Amount represents interest on fixed and floating rate debt at December 31, 2019.
(3)	See Note 9 to our Financial Statements for a discussion of our operating and finance lease liabilities.

In addition to the amounts in the table above, we have a cash commitment of up to $40.0 million to fund our Dry Leasing joint venture with Bain Capital before December 2022.

Description of Our Debt Obligations

See Note 8 to our Financial Statements for a description of our debt obligations.

Off-Balance Sheet Arrangements

See Note 9 to our Financial Statements for a discussion of aircraft-leasing trusts that meet the criteria for variable interest entities.  We have not consolidated any of the aircraft-leasing trusts in which we are not the primary beneficiary.

We hold equity interests in two joint venture arrangements to help develop a diversified freighter aircraft Dry

Leasing portfolio and to purchase rotable parts and repair services for those parts, primarily for our 747-8F aircraft. Neither of these joint ventures qualifies for consolidated accounting treatment. The assets and liabilities of these entities are not included in our Consolidated Balance Sheets and we record our net investment under the equity method of accounting.  See Note 2 to our Financial Statements for further discussion.

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

We record right-of-use assets for operating leases with terms greater than 12 months, including renewal options when appropriate, as the present value of fixed lease payments over the lease term.  Since our leases do not typically provide a readily determinable discount rate, we use our incremental borrowing rate to discount lease payments to present value.  Operating lease right-of-use assets are amortized over each lease term.

We record finite-lived intangible assets acquired at fair value and amortize them over their estimated useful lives.  The estimated useful lives are based on estimates of the period during which the assets are expected to generate revenue.

We record impairment charges for long-lived assets when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount and the net book value of the assets exceeds their estimated fair value. In making these determinations, we use certain assumptions and estimates, including, but not limited to: (i) estimated fair value of the assets, and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, revenue generated, associated costs, length of service and estimated residual values.  In developing these estimates for flight equipment and operating lease right-of-use assets, we use external appraisals, adjusted for maintenance condition, as necessary; bids received from independent third parties; and industry data.   To estimate the fair value of operating lease right-of-use assets, we determine the present value of current market fixed lease rates utilizing our incremental borrowing rate for the remaining term of each lease.  To conduct impairment testing, we group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities.  For flight equipment, operating lease right-of-use assets and finite-lived intangible assets used in our ACMI and Charter segments, assets are grouped at the operating fleet level.  For flight equipment and finite-lived intangible assets used in our Dry Leasing segment, assets are assessed at the individual aircraft or engine level.  Our long-lived asset groups evaluated for impairment can include flight equipment such as the aircraft, engines, rotable parts, leasehold improvements, operating lease right-of-use assets, as well as associated finite-lived intangible assets and deferred maintenance costs.

For assets classified as held for sale, an impairment charge is recognized when the estimated fair value less the cost to sell the asset is less than its carrying amount.  Fair value is determined using external appraisals or bids received from independent third parties.

Heavy Maintenance

Except for engines used on our 747-8F aircraft, we account for Heavy Maintenance costs for airframes and engines used in our ACMI and Charter segments using the direct expense method.  Under this method, Heavy Maintenance costs are charged to expense upon induction, based on our best estimate of the costs.  When estimating the expected cost for each Heavy Maintenance event, management considers multiple factors, including historical costs and experience, and information provided by third-party maintenance providers.  These estimates may be subsequently adjusted for changes and the final determination of actual costs incurred.  This method can result in expense volatility between quarterly and annual periods, depending on the number and type of Heavy Maintenance events performed.

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

Fair value is determined using a discounted cash flow analysis based on key assumptions including, but not limited to, (i) a projection of revenues, expenses and other cash flows; (ii) terminal period earnings; and (iii) an assumed discount rate.  If the fair value of the reporting unit is less than the carrying amount, the difference is written off as an impairment up to the carrying amount of goodwill.

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

Variable Interest Rates.  Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. As of December 31, 2019, approximately $166.9 million of our debt at face value had variable interest rates.  If interest rates would have increased or decreased by a hypothetical 20% in the underlying rate as of December 31, 2019, our annual interest expense would have changed in 2019 by approximately $1.1 million.

Foreign Currency.  We have limited exposure to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition.  Our largest exposure comes from the Brazilian real.

Stock Price.  Our earnings are affected by changes in our common stock price due to the impact those changes have on the fair value of our liability for warrants issued to a customer (See Note 7 to our Financial Statements for a description of the warrants).  As of December 31, 2019, our customer warrant liability was $24.3 million.  If our stock price would have increased or decreased resulting in a hypothetical 20% change in the fair value of the customer warrant liability as of December 31, 2019, we would have recognized an additional unrealized loss or gain of approximately $4.9 million in 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Atlas Air Worldwide Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Atlas Air Worldwide Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Heavy Maintenance Costs

As described in Note 2 to the consolidated financial statements, the Company accounts for heavy maintenance costs for airframes and engines used in the ACMI and Charter segments using the direct expense method, except for engines used on 747-8F aircraft, which are accounted for using the deferral method. Heavy maintenance costs for airframes and engines used in the Dry Leasing segment are accounted for using the deferral method. Under the direct expense method, heavy maintenance costs are charged to expense upon induction, based on management’s best estimate of the costs. Under the deferral method, the Company defers the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required. Heavy maintenance costs are included in operating expenses and are presented as a component of the maintenance, materials and repairs expense of $381.7 million for the year ended December 31, 2019. Accrued heavy maintenance is included in accrued liabilities and represents a significant portion of the maintenance accruals of $136.3 million (which includes heavy maintenance costs that are direct expensed, deferred, or accounted for as capital expenditures) as of December 31, 2019. When estimating the expected cost for each heavy maintenance event, management considers multiple factors, including historical costs and experience and information provided by third party maintenance providers. These estimates may be subsequently adjusted for changes and the final determination of actual costs incurred.

The principal considerations for our determination that performing procedures relating to heavy maintenance costs is a critical audit matter are there was significant judgment by management when developing the estimated costs for heavy maintenance events. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to the estimated costs for uncompleted heavy maintenance events and management’s significant assumptions, including historical costs and experience and information provided by third party maintenance providers.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accounting for heavy maintenance costs, including controls over management’s process to estimate and monitor the costs of uncompleted heavy maintenance events. These procedures also included, among others, testing management’s process for developing the estimated costs for heavy maintenance events. This included evaluating the appropriateness of the methods and reasonableness of the significant assumptions used by management in developing the estimated costs for heavy maintenance events, testing the completeness and accuracy of historical costs and experience data used in the estimate, and assessing management’s process for monitoring the estimated costs of ongoing heavy maintenance events. Evaluating management’s assumptions related to the estimated costs for heavy maintenance events involved evaluating whether the assumptions used by management were reasonable considering (i) past performance of comparable heavy maintenance events, (ii) testing information from third party maintenance providers on a sample basis, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit, such as testing for unrecorded liabilities and subsequent event procedures.

Long-Lived Assets - Impairment of 747-400 Freighter Fleet and Related Assets & Impairment of Assets Held For Sale

As described in Note 5 to the consolidated financial statements, the Company recognized an impairment charge of $580.3 million for the year ended December 31, 2019 related to its 747-400 freighter fleet, as well as the related engines, operating lease right-of-use assets, rotable parts, and other related flight equipment in that asset group. Management records impairment charges for long-lived assets when events and circumstances indicate that the assets in an asset group may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than their associated carrying amount, and the net book value of the assets exceeds their associated estimated fair value. In determining the fair value of the owned assets in the 747-400 freighter asset group, management obtained appraisals or bids from independent third parties, which considered the effects of the current market environment, age of the assets, and marketability. For rotable parts, the appraisals considered the maintenance condition of the parts. For owned 747-400 freighter aircraft and spare engines, management made adjustments to the appraisals to reflect the impact of their current maintenance condition to determine fair value. Management determined the fair value of operating lease right-of-use assets based on the present value of current market fixed lease rates utilizing the Company’s incremental borrowing rate for the remaining term of each lease. In addition, the Company recognized an impairment charge of $58.1 million for the year ended December 31, 2019 related to the writedown of other flight equipment that was sold or is held for sale as of December 31, 2019. In determining the fair value of assets held for sale, management used bids received for those assets from independent third parties.

The principal considerations for our determination that performing procedures relating to the impairment of long-lived assets related to the 747-400 freighter fleet and related assets and assets held for sale is a critical audit matter are there was significant judgment by management when determining the fair value measurements used in calculating the related impairment charges. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to the estimated fair value of the 747-400 freighter asset group and the other flight equipment held for sale as of December 31, 2019. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's impairment assessment, including controls relating to the valuation of 747-400 freighter asset group and the other flight equipment held for sale. These procedures also included, among others, testing management's process for determining the fair value of the 747-400 freighter asset group and other flight equipment held for sale. This included evaluating the appropriateness of the impairment model, testing the completeness, accuracy, and relevance of underlying data used in the impairment model, and evaluating the reasonableness of management’s determination of fair value. Evaluating the reasonableness of management's determination of fair value for the 747-400 freighter asset group involved evaluating the appraisals or bids from independent third parties and for owned 747-400 freighter aircraft and spare engines, evaluating the adjustments made by management to reflect the impact of their current maintenance condition. Evaluating the reasonableness of management’s determination of fair value for the operating lease right-of-use assets involved evaluating the reasonableness of the present value of current market fixed lease rates utilizing the Company’s incremental borrowing rate for the remaining term of each lease for leased flight equipment. Evaluating the reasonableness of management’s determination of fair value for the other flight equipment held for sale as of December 31, 2019 involved evaluating the reasonableness of the bids received for those assets from independent third parties on a sample basis. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the impairment model and certain significant inputs and assumptions, including current market fixed lease rates and the reasonableness of adjustments made to reflect maintenance condition.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 24, 2020

We have served as the Company’s auditor since 2007.

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$103,029	$221,501
Short-term investments	879	15,624
Restricted cash	10,401	11,240
Accounts receivable, net of allowance of $1,822 and $1,563, respectively	290,119	269,320
Prepaid expenses, assets held for sale and other current assets	228,103	112,146
Total current assets	632,531	629,831
Property and Equipment
Flight equipment	4,880,424	5,213,734
Ground equipment	83,584	75,939
Less: accumulated depreciation	(977,883)	(860,354)
Flight equipment modifications in progress	67,101	32,916
Property and equipment, net	4,053,226	4,462,235
Other Assets
Operating lease right-of-use assets	231,133	-
Deferred costs and other assets	391,895	345,037
Intangible assets, net and goodwill	76,856	97,689
Total Assets	$5,385,641	$5,534,792

Liabilities and Equity
Current Liabilities
Accounts payable	$79,683	$87,229
Accrued liabilities	481,725	465,669
Current portion of long-term debt and finance leases	395,781	264,835
Current portion of long-term operating leases	141,973	-
Total current liabilities	1,099,162	817,733
Other Liabilities
Long-term debt and finance lease	1,984,902	2,205,005
Long-term operating leases	392,832	-
Deferred taxes	74,040	256,970
Financial instruments and other liabilities	42,526	187,120
Total other liabilities	2,494,300	2,649,095
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,048,842 and 30,582,571 shares issued, 25,870,876 and 25,590,293 shares outstanding (net of treasury stock), as of December 31, 2019 and December 31, 2018, respectively	310	306
Additional paid-in-capital	761,715	736,035
Treasury stock, at cost; 5,177,966 and 4,992,278 shares, respectively	(213,871)	(204,501)
Accumulated other comprehensive loss	(2,818)	(3,832)
Retained earnings	1,246,843	1,539,956
Total stockholders’ equity	1,792,179	2,067,964
Total Liabilities and Equity	$5,385,641	$5,534,792

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017

Operating Revenue	$2,739,189	$2,677,724	$2,156,460

Operating Expenses
Salaries, wages and benefits	599,811	536,120	456,075
Aircraft fuel	483,827	467,569	333,046
Maintenance, materials and repairs	381,701	359,300	273,676
Depreciation and amortization	251,097	217,340	166,713
Travel	189,211	166,487	144,699
Aircraft rent	155,639	162,444	142,945
Navigation fees, landing fees and other rent	144,809	158,911	116,318
Passenger and ground handling services	130,698	118,973	107,787
Loss (gain) on disposal of aircraft	5,309	-	(31)
Special charge	638,373	9,374	106
Transaction-related expenses	4,164	2,111	4,509
Other	215,521	195,553	168,643
Total Operating Expenses	3,200,160	2,394,182	1,914,486

Operating Income (Loss)	(460,971)	283,542	241,974

Non-operating Expenses (Income)
Interest income	(4,296)	(6,710)	(6,009)
Interest expense	120,330	119,378	99,687
Capitalized interest	(2,274)	(4,727)	(7,389)
Loss on early extinguishment of debt	804	-	167
Unrealized (gain) loss on financial instruments	(75,109)	(123,114)	12,533
Other (income) expense, net	(27,668)	(10,659)	(387)
Total Non-operating Expenses (Income)	11,787	(25,832)	98,602

Income (loss) from continuing operations before income taxes	(472,758)	309,374	143,372
Income tax (benefit) expense	(179,645)	38,727	(80,966)

Income (loss) from continuing operations, net of taxes	(293,113)	270,647	224,338

Loss from discontinued operations, net of taxes	-	(80)	(865)

Net Income (Loss)	$(293,113)	$270,567	$223,473
Earnings (loss) per share from continuing operations:
Basic	$(11.35)	$10.60	$8.89
Diluted	$(11.35)	$5.22	$8.68
Loss per share from discontinued operations:
Basic	$-	$(0.00)	$(0.03)
Diluted	$-	$(0.00)	$(0.03)
Earnings (loss) per share:
Basic	$(11.35)	$10.60	$8.85
Diluted	$(11.35)	$5.22	$8.64
Weighted average shares:
Basic	25,828	25,542	25,241
Diluted	25,828	28,281	25,854

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net Income (Loss)	$(293,113)	$270,567	$223,473
Other comprehensive income:
Reclassification to interest expense	1,336	1,485	1,621
Income tax expense (benefit)	(322)	(354)	(621)
Other comprehensive income	1,014	1,131	1,000
Comprehensive Income (Loss)	$(292,099)	$271,698	$224,473

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2019	2018	2017

Operating Activities:
Income (loss) from continuing operations, net of taxes	$(293,113)	$270,647	$224,338
Less: Loss from discontinued operations, net of taxes	-	(80)	(865)
Net Income (Loss)	(293,113)	270,567	223,473

Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation and amortization	316,821	265,553	197,463
Accretion of debt securities discount	(244)	(888)	(1,172)
Provision for allowance for doubtful accounts	41	12	198
Loss on early extinguishment of debt	804	-	167
Special charge, net of cash payments	638,373	9,374	106
Unrealized loss (gain) on financial instruments	(75,109)	(123,114)	12,533
Loss (gain) on disposal of aircraft	5,309	-	(31)
Deferred taxes	(180,553)	42,580	(81,330)
Stock-based compensation	25,189	20,305	22,319
Changes in:
Accounts receivable	(22,524)	(74,038)	(33,201)
Prepaid expenses, current assets and other assets	(66,843)	(57,081)	(67,341)
Accounts payable and accrued liabilities	(47,807)	72,310	58,535
Net cash provided by operating activities	300,344	425,580	331,719
Investing Activities:
Capital expenditures	(133,554)	(114,415)	(87,555)
Payments for flight equipment and modifications	(214,236)	(599,401)	(458,464)
Investment in joint ventures	(2,028)	(1,050)	-
Proceeds from insurance	38,133	-	-
Proceeds from investments	15,624	13,604	4,462
Proceeds from disposal of engines	10,300	-	-
Net cash used for investing activities	(285,761)	(701,262)	(541,557)
Financing Activities:
Proceeds from debt issuance	115,992	471,625	620,568
Payment of debt issuance costs	(2,404)	(9,622)	(14,664)
Payments of debt and finance lease obligations	(344,674)	(250,015)	(207,093)
Proceeds from revolving credit facility	100,000	135,000	150,000
Payment of revolving credit facility	-	(135,000)	(150,000)
Customer maintenance reserves and deposits received	14,736	15,590	25,784
Customer maintenance reserves paid	(8,174)	(250)	(18,538)
Proceeds from sale of convertible note warrants	-	-	38,148
Payments for convertible note hedges	-	-	(70,140)
Purchase of treasury stock	(9,370)	(10,769)	(10,613)
Net cash provided by (used for) financing activities	(133,894)	216,559	363,452
Net increase (decrease) in cash, cash equivalents and restricted cash	(119,311)	(59,123)	153,614
Cash, cash equivalents and restricted cash at the beginning of period	232,741	291,864	138,250
Cash, cash equivalents and restricted cash at the end of period	$113,430	$232,741	$291,864

Noncash Investing and Financing Activities:

Acquisition of flight equipment included in Accounts payable and accrued liabilities	$37,390	$23,498	$68,732
Acquisition of property and equipment acquired under operating leases	$28,827	$-	$-
Acquisition of flight equipment under finance lease	$10,825	$-	$30,419

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained	Total
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2016	$296	$(183,119)	$657,082	$(4,993)	$1,048,072	$1,517,338
Net Income	-	-	-	-	223,473	223,473
Other comprehensive income	-	-	-	1,000	-	1,000
Stock-based compensation	-	-	22,319	-	-	22,319
Purchase of 195,831 shares of treasury stock	-	(10,613)	-	-	-	(10,613)
Issuance of 471,043 shares of restricted stock	5	-	(5)	-	-	-
Equity component of convertible notes, net of tax	-	-	43,256	-	-	43,256
Purchase of convertible note hedges, net of tax	-	-	(45,065)	-	-	(45,065)
Issuance of warrants	-	-	38,148	-	-	38,148
Balance at December 31, 2017	$301	$(193,732)	$715,735	$(3,993)	$1,271,545	$1,789,856
Net Income	-	-	-	-	270,567	270,567
Other comprehensive income	-	-	-	1,131	-	1,131
Cumulative effect of change in accounting principle	-	-	-	-	(3,126)	(3,126)
Stock-based compensation	-	-	20,305	-	-	20,305
Purchase of 180,084 shares of treasury stock	-	(10,769)	-	-	-	(10,769)
Issuance of 477,923 shares of restricted stock	5	-	(5)	-	-	-
Reclassification of tax effect on other comprehensive loss	-	-	-	(970)	970	-
Balance at December 31, 2018	$306	$(204,501)	$736,035	$(3,832)	$1,539,956	$2,067,964
Net Loss	-	-	-	-	(293,113)	(293,113)
Other comprehensive income	-	-	-	1,014	-	1,014
Stock-based compensation	-	-	25,189	-	-	25,189
Customer warrant	-	-	495	-	-	495
Purchase of 185,688 shares of treasury stock	-	(9,370)	-	-	-	(9,370)
Issuance of 466,271 shares of restricted stock	4	-	(4)	-	-	-
Balance at December 31, 2019	$310	$(213,871)	$761,715	$(2,818)	$1,246,843	$1,792,179

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2019

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the amounts reported in these financial statements and the related disclosures. Actual results may differ from those estimates.  Estimates are used in determining, among other items, asset lives and residual values, cash flows and fair values for impairments, operating lease right-of-use assets, heavy maintenance costs, income tax accounting, business combinations, intangible assets, warrants, contingent liabilities (including, but not limited to litigation accruals), valuation allowances (including, but not limited to, those related to receivables, expendable parts inventory and deferred taxes), revenue, stock-based compensation and self-insurance employee benefit accruals.

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

Dry Leasing

Our performance obligations under Dry Lease contracts involve the provision of aircraft and engines to customers for compensation that is typically based on a fixed monthly amount and all are accounted for as operating leases.  We record Dry Lease rental income from fixed payments on a straight-line basis over the term of the operating lease.  Dry Lease rental income subject to adjustment based on an index is recognized on a straight-line basis over each adjustment period.  Our Dry Leases typically do not contain purchase options, renewal options or residual guarantees.  In addition, our Dry Leases typically do not contain early termination options.  If they do, there are typically substantial termination penalties.  Rentals received but unearned under the lease agreements are recorded in deferred revenue and included in Accrued liabilities until earned.

To manage our residual value risk, we require lessees to perform maintenance on the Dry Leased assets and they may also be required to make maintenance payments to us during or at the end of the lease term.  When an aircraft is returned at the end of lease, if we choose not to re-lease or sell the returned aircraft, we typically have the ability to operate the aircraft in our ACMI and Charter segments.

Customer maintenance reserves are amounts received during the lease term that are subject to reimbursement to the lessee upon the completion of qualifying maintenance work on the specific Dry Leased asset and are included in Accrued liabilities.  We defer revenue recognition for customer maintenance reserves until we are able to finalize the amount, if any, to be reimbursed to the lessee, which is typically at the end of the lease.

End of lease maintenance payments are amounts received upon return of the Dry Leased asset based on the utilization of the asset during the lease term.  Such payments made to us are recognized as revenue at the end of the lease.

Other Services

Other services primarily include administrative and management support services and flight simulator training.  Revenue for these services is recognized when the services are provided.

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

Expendable Parts

Expendable parts, materials and supplies for flight equipment are carried at average acquisition costs and are included in Prepaid expenses, held for sale and other current assets.  When used in operations, they are charged to maintenance expense.  Allowances for excess and obsolescence for expendable parts expected to be on hand at the date aircraft are retired from service are provided over the estimated useful lives of the related airframes and engines.  These allowances are based on management estimates, which are subject to change as conditions in the business evolve. The net book value of expendable parts inventory was $48.3 million as of December 31, 2019 and $49.4 million at December 31, 2018, net of allowances for obsolescence of $30.4 million at December 31, 2019 and $33.0 million at December 31, 2018.

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

The estimated useful lives of our property and equipment are as follows:

Range
Flight equipment	30 to 40 years
Computer software and equipment	3 to 5 years
Ground handling equipment and other	3 to 10 years

Depreciation expense related to property and equipment was $220.2 million in 2019, $196.6 million in 2018 and $153.1 million in 2017.

The net book value of flight equipment on dry lease to customers was $1,465.1 million as of December 31, 2019 and $1,717.5 million as of December 31, 2018.  The accumulated depreciation for flight equipment on dry lease to customers was $260.4 million as of December 31, 2019 and $232.4 million as of December 31, 2018.

Rotable parts are recorded in Property and equipment, net, and are depreciated over their average remaining fleet lives and written off when they are determined to be beyond economic repair.  The net book value of rotable parts inventory was $244.8 million as of December 31, 2019 and $240.7 million as of December 31, 2018.

During the fourth quarter of 2019, we recorded an impairment charge of $33.6 million to write down certain rotable parts related to our 747-400 freighter fleet.  See Note 5 for further discussion.

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

Goodwill

Goodwill represents the excess of an acquisition’s purchase price over the fair value of the identifiable net assets acquired and liabilities assumed.  Goodwill is not amortized, but tested for impairment annually during the fourth quarter of each year, or more frequently if certain events or circumstances indicate that an impairment loss may have been incurred. Our goodwill is not deductible for tax purposes.

We may elect to perform a qualitative analysis on the reporting unit that has goodwill to determine whether it is more likely than not that fair value of the reporting unit is less than its carrying value.  If the qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative analysis, we perform a quantitative analysis to determine whether a goodwill impairment exists.  If the fair value of the reporting unit is less than the carrying amount, the difference is written off as an impairment up to the carrying amount of goodwill.

Fair value is determined using a discounted cash flow analysis based on key assumptions including, but not limited to, (i) a projection of revenues, expenses and other cash flows; (ii) terminal period earnings; and (iii) an assumed discount rate.

The total amount of goodwill was $40.4 million, which is included in Intangible assets, net and goodwill in the consolidated balance sheets as of December 31, 2019 and 2018 (see Note 6).  During the fourth quarter of 2019, we performed a quantitative analysis and determined that goodwill was not impaired.

Impairment of Long-Lived Assets

We record impairment charges for long-lived assets when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the associated carrying amount and the net book value of the assets exceeds the associated estimated fair value.

For flight equipment, operating lease right-of-use assets and finite-lived intangibles used in our ACMI and Charter segments, assets are grouped at the operating fleet level for impairment testing.  For flight equipment and finite-lived intangibles used in our Dry Leasing segment, assets are assessed at the individual aircraft or engine level for impairment testing.

For assets classified as held for sale, an impairment charge is recognized when the estimated fair value less the cost to sell the asset is less than its carrying amount.

In developing estimates for flight equipment, operating lease right-of-use assets, and cash flows and our incremental borrowing rate, we use external appraisals, adjusted for maintenance condition, as necessary; bids received from independent third parties; industry data; anticipated utilization of the assets, revenue generated, associated costs, length of service and estimated residual values.  See Note 5 for a discussion of impairment charges in 2019.

Variable Interest Entities and Off-Balance Sheet Arrangements

Dry Leasing Joint Venture

We hold a 10% interest in a joint venture with an unrelated third party, which we entered into in December 2019, to develop a diversified freighter aircraft dry leasing portfolio.  Through Titan, we provide aircraft- and lease-management services to the joint venture for fees based upon aircraft assets under management, among other things.  Our investment in the joint venture is accounted for under the equity method of accounting.  Under the joint venture, we have a commitment to provide of up to $40.0 million of capital contributions before December 2022.  Our investment in the joint venture was $1.5 million as of December 31, 2019 and our maximum exposure to losses from the entity is limited to our investment. The joint venture does not currently have any third-party debt obligations and no capital contributions have been made as of December 31, 2019.

Parts Joint Venture

We hold a 50% interest in a joint venture with an unrelated third party to purchase rotable parts and provide repair services for those parts, primarily for 747-8F aircraft.  The joint venture is a variable interest entity and we have not consolidated the joint venture because we are not the primary beneficiary as we do not exercise financial control.  Our investment was $20.0 million as of December 31, 2019 and $22.3 million as of December 31, 2018 and our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts.  The joint venture does not have any third-party debt obligations.  We had Accounts payable to the joint venture of $0.5 million as of December 31, 2019 and 2018.

EETCs

A portion of our operating aircraft are owned or effectively owned and leased through trusts established specifically to purchase, finance and lease aircraft to us.  In three separate transactions, we issued enhanced equipment trust certificates (“EETCs”) to finance the acquisition of five 747-400F aircraft as leveraged leases.  In a leveraged lease, the owner trustee is the owner of record for the aircraft. Wells Fargo Bank Northwest, National Association (“Wells Fargo”) serves as the owner trustee with respect to the leveraged leases in each of our EETC transactions. As the owner trustee of the aircraft, Wells Fargo serves as the lessor of the aircraft under the EETC lease between us and the owner trustee. Wells Fargo also serves as trustee for the beneficial owner of the aircraft, the owner participant. The original owner participant for each aircraft invested (on an equity basis) approximately 20% of the original cost of the aircraft. The remaining approximately 80% of the aircraft cost was financed with debt issued by the owner trustee on a nonrecourse basis in the form of equipment notes.

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

These leasing entities meet the criteria for variable interest entities.  We have not consolidated any of the aircraft-leasing trusts because we are not the primary beneficiary. We account for these leases as operating leases, see Note 9 for further discussion.

Discontinued Operations

On April 7, 2016, we completed the acquisition of Southern Air and its subsidiaries, including Southern Air Inc. and Florida West International Airways, Inc. (“Florida West”).  As part of integrating Southern Air, management decided and committed to pursue a plan to sell Florida West.  As a result, the financial results for Florida West are presented as a discontinued operation.  In February 2017, management determined that a sale of Florida West was no longer likely to occur and committed to a plan to wind down its operations.  The wind-down of operations was completed in March 2017.

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

Heavy Maintenance

Except for engines used on our 747-8F aircraft, we account for heavy maintenance costs for airframes and engines used in our ACMI and Charter segments using the direct expense method.  Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs after considering multiple factors, including historical costs, experience and information provided by third-party maintenance providers.  These estimates may be subsequently adjusted for changes and the final determination of actual costs incurred.

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

	2019	2018
Beginning balance, net	$103,647	$63,868
Deferred maintenance costs	113,076	53,343
Disposals	(10,450)	-
Amortization of deferred maintenance	(21,994)	(13,564)
Ending balance, net	$184,279	$103,647

Prepaid Maintenance Deposits

Certain of our aircraft financing agreements require security deposits to our finance providers to ensure that we perform major maintenance as required.  These are substantially refundable to us and are accounted for as deposits and included in Prepaid maintenance and in Deferred costs and other assets.  Such amounts were $2.2 million as of December 31, 2019 and $3.2 million at December 31, 2018.

Foreign Currency

While most of our revenues are denominated in U.S. dollars, our results of operations may be exposed to the effect of fluctuations in the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  Gains or losses resulting from foreign currency transactions are included within Non-operating Expense (Income).

Stock-Based Compensation

We have various stock-based compensation plans for certain employees and outside directors, which are described more fully in Note 14.  We recognize compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period for each award based on the fair value on grant date.  We estimate restricted stock unit forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  As a result, we record stock-based compensation expense only for those awards that are expected to vest.

Liquidity

During the year ended December 31, 2019, our earnings and cash flows were impacted by macroeconomic conditions affecting the global airfreight market, including tariffs and global trade tensions and geopolitical unrest in certain countries in South America, as well as labor-related service disruptions. Our ability to continue to service our debt and meet our lease and other obligations as they come due is dependent on our continued ability to generate earnings and cash flows. We have implemented certain initiatives, including cost savings and the sale of certain nonessential assets, to mitigate the impact of any continuation or worsening of the aforementioned factors, including the potential impact of the recent coronavirus disruptions. If we are unable to implement these or additional initiatives, it could have a material adverse effect on our financial position, results of operations, and cash flows. As discussed in Note 8, in February 2020, we refinanced two term loans that had payments of $126.2 million due in 2020, included in Current portion of long-term debt and finance leases as of December 31, 2019. We believe the Company will generate sufficient liquidity to satisfy its obligations over the next twelve months.

Recent Accounting Pronouncements Adopted in 2019

In January 2017, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for goodwill impairment.  The guidance eliminates the requirement to calculate the implied fair value of goodwill to measure an impairment charge.  Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.  The amended guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted.  We early adopted the new guidance effective as of January 1, 2019.  The adoption of this guidance did not have any impact on our consolidated financial statements.

In February 2016, the FASB amended its accounting guidance for leases.  Subsequently, the FASB issued several clarifications and updates.  The guidance requires a lessee to recognize assets and liabilities on the balance sheet arising from leases with terms greater than 12 months.  While lessor accounting guidance is relatively unchanged, certain amendments were made to conform with changes made to lessee accounting and the amended revenue recognition guidance.  The new guidance continues to classify leases as either finance or operating, with classification affecting the presentation and pattern of expense and income recognition, in the statement of operations.  It also requires additional quantitative and qualitative disclosures about leasing arrangements.  We adopted the new guidance on January 1, 2019 using the modified retrospective approach, which was applied beginning on the adoption date.  Comparative information has not been restated and continues to be reported under the accounting guidance in effect for those periods.  The adoption did not have a material effect on our consolidated statements of operations or cash flows. We recognized operating lease right-of-use assets, net of pre-existing deferred rent and operating lease intangibles, and operating lease liabilities on our consolidated balance sheets of approximately $596.9 million and $650.0 million, respectively, on the adoption date (see Note 9).

Recent Accounting Pronouncements Not Yet Adopted

In November 2019, the FASB amended its accounting guidance for share-based payment awards issued to a customer.  The guidance requires share-based payment awards issued to a customer to be recorded as a reduction of the transaction price in revenue based on the fair value at grant date and to be classified on the balance sheet using accounting guidance for stock-based compensation.  The amended guidance is effective for fiscal years beginning after December 15, 2019.  Effective January 1, 2020, we are adopting the amended guidance and applying the modified retrospective approach to the most current period presented.  While we are still assessing the impact the amended guidance will have on our financial statements, we expect approximately $14 million or 60% of our customer warrant liability of $24 million related to revenue contracts, which is included in Financial instruments and other liabilities as of December 31, 2019, will be reclassified as Additional paid-in-capital within Total stockholders’ equity on January 1, 2020.  As a result, these customer warrants will no longer be marked-to-market at the end of each reporting period with changes in fair value recorded as an unrealized (gain) loss on financial instruments.  The amended guidance will not impact the accounting for the remaining portion of our customer warrant liability related to Dry Lease contracts, which was approximately $10 million or 40% of the total customer warrant liability as of December 31, 2019.  The new guidance will not impact how we account for the amortization of the customer incentive asset.

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

The BSA established DHL’s capacity purchase commitments on Polar flights. The BSA gives DHL the option to terminate the agreements for convenience by giving us a one-year notice on or before October 27, 2022, which would be effective on October 23, 2023.  Either party may terminate for cause (as defined) at any time.  With respect to DHL, “cause” includes Polar’s inability to meet certain departure and arrival criteria for an extended period of time and upon certain change-of-control events, in which case DHL may be entitled to liquidated damages from Polar.  Except for any liquidated damages that we could incur as described above, we do not have any continuing financial exposure to fund debt obligations or operating losses of Polar.

Combined with Polar, we provide ACMI, CMI, Charter and Dry Leasing services to support DHL’s transpacific express, North American, intra-Asian, and global networks.  In addition, we fly between the Asia Pacific region, the Middle East and Europe on behalf of DHL and other customers.  Atlas also provides incremental charter capacity to Polar and DHL from time to time.

The following table summarizes the aircraft types, services and number of aircraft provided to Polar and DHL as of December 31, 2019:

Aircraft	Service	Total
747-8F	ACMI	6
747-400F	ACMI	5
777-200LRF	CMI	6
777-200LRF	CMI and Dry Leasing	2
767-300	CMI and Dry Leasing	2
767-300	CMI	2
767-200	CMI	9
737-400F	CMI	5
757-200F	Dry Leasing	1
Total		38

The following table summarizes our transactions with Polar:

	For the Years Ended December 31,
Revenue and Expenses:	2019	2018	2017
Revenue from Polar	$374,236	$412,793	$420,564
Ground handling and airport fees to Polar	2,202	2,301	2,746

Accounts receivable/payable as of:	December 31, 2019	December 31, 2018
Receivables from Polar	10,855	16,349
Payables to Polar	2,161	2,527

Aggregate Carrying Value of Polar Investment as of:	December 31, 2019	December 31, 2018
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

In addition to the amounts in the table above, Atlas recognized revenue of $101.3 million in 2019, $106.9 million in 2018, and $33.5 million in 2017 from flying on behalf of Polar.

4. Supplemental Balance Sheet and Cash Flow Information

Accounts Receivable

Accounts receivable, net of allowances related to customer contracts, excluding Dry Leasing contracts, was $247.5 million as of December 31, 2019 and $227.1 million as of December 31, 2018.

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2019	2018
Maintenance	$136,315	$133,337
Customer maintenance reserves	110,355	104,454
Salaries, wages and benefits	75,719	82,809
Aircraft fuel	28,821	32,641
Deferred revenue	26,357	26,584
Other	104,158	85,844
Accrued liabilities	$481,725	$465,669

Revenue Contract Liability

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition.  The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Deferred Revenue liability balances during the year ended December 31, 2019 were as follows:

Deferred Revenue
Balance as of December 31, 2018	$13,007
Revenue recognized	(172,119)
Amounts collected or invoiced	178,346
Balance as of December 31, 2019	$19,234

Supplemental Cash Flow Information

Cash interest paid to lenders is calculated on the face amount of our various debt instruments based on the contractual interest rates in effect during each payment period.

The following table summarizes interest and income taxes paid:

	2019	2018	2017
Interest paid	$88,788	$86,168	$73,872
Income taxes paid, net of refunds	$(1,715)	$695	$563

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	2019	2018
Cash and cash equivalents	$103,029	$221,501
Restricted cash	10,401	11,240
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$113,430	$232,741

5. Special Charge and Other Income

The impact of the global airfreight environment and macroeconomic conditions, including tariffs, global trade tensions and geopolitical unrest in certain countries in South America, especially during the fourth quarter, resulted in lower 747-400 commercial cargo yields and aircraft utilization.  As a result, we concluded in November 2019 that the 747-400 freighter fleet may be impaired and performed an impairment test.

Our reviews of all other asset groups, which includes the remainder of our flight equipment, did not identify any indicators of impairment.  Despite the conditions described above that impacted our 747-400 freighter fleet used in our ACMI and Charter segments, demand remained strong and often increased for our other freighter fleet types used in those segments.  These include 747-8F, 777-200LRF and 767-300 freighter aircraft, which are used primarily to provide ACMI and CMI services for express and e-commerce customers.

For impairment testing, we view the 747-400 freighter fleet, as well as the related engines, operating lease right-of-use assets, rotable parts, and other related equipment as one asset group.  The undiscounted cash flows estimated to be generated by those assets were less than the aggregate carrying value.  Therefore, we concluded that the carrying amount was no longer recoverable.  Consequently, during the fourth quarter of 2019, we recorded an impairment charge of $580.3 million to write down the 747-400 freighter asset group to its estimated fair value, which is included in Special charge included in Total operating expenses in the consolidated statements of operations.

In determining fair value, we obtained appraisals or bids from independent third parties for these assets, which considered the effects of the current market environment, age of the assets, and marketability. For rotable parts, the appraisals considered the maintenance condition of the parts. For our owned 747-400 freighter aircraft and spare engines, we made adjustments to the appraisals to reflect the impact of their current maintenance condition to determine fair value. Our estimate of fair value was not based on distressed sales or forced liquidations.  The fair value for operating lease right-of-use assets was based on the present value of current market fixed lease rates utilizing our incremental borrowing rate for the remaining term of each lease.  Since the fair value was determined using unobservable inputs, the asset group was classified as Level 3 under the fair value hierarchy in November 2019 (see Note 11).

During 2019, we also incurred impairment charges related to the write-down of certain CF6-80 engines in our Dry Leasing portfolio that were sold.  In addition, we incurred impairment charges related to two 737-400 passenger aircraft previously used for training purposes, certain spare CF6-80 engines that were written down as part of the 747-400 freighter fleet discussed above and three aircraft in our Dry Leasing portfolio, which are all classified as held for sale as of December 31, 2019.  Depreciation ceased on the assets when they were classified as held for sale.  We estimated the fair value of these assets, less costs to sell, based on bids received from independent third parties.  The carrying value of the assets held for sale as of December 31, 2019 was $155.9 million which was included within Prepaid expense, held for sale and other current assets in the consolidated balance sheets. These assets are classified as Level 3 under the fair value hierarchy as of December 31, 2019. In February 2020, we received $12.4 million in proceeds from the sale of one aircraft that was completed.  Sale of the remaining aircraft and engines held for sale are expected to be completed in 2020.

The following table summarizes the Special charge included in Total operating expenses in the consolidated statements of operations for the year ended December 31, 2019:

Impairment of 747-400 freighter aircraft and related assets	$580,279
Impairment of assets sold, held for sale and other	58,094
Special charge	$638,373

During 2018, we recognized $9.4 million of impairment in Special charge for the write down of CF6-80 engines that were traded in as part of our engine acquisition program and had been classified as held for sale.  Depreciation ceased on the engines when they were classified as held for sale.  All of the engines were traded in as of December 31, 2018.

During 2019 and 2018, we recognized refunds of $27.6 million and $12.4 million, respectively, related to aircraft rent paid in previous years within Other (income) expense, net.

6. Intangible Assets, Net and Goodwill

The following table presents our Intangible assets, net and goodwill as of December 31:

	2019	2018
Lease intangible	$54,891	$54,891
Goodwill	40,361	40,361
Customer relationship	26,280	26,280
Fair value adjustments on leases	—	45,531
Less: accumulated amortization	(44,676)	(69,374)
	$76,856	$97,689

Lease intangibles resulted from the acquisition of various aircraft with in-place Dry Leases to customers on a long-term basis and are amortized on a straight-line basis over the life of the leases.  Goodwill is primarily attributable to our acquisition of Southern Air in 2016. Customer relationship represents Southern Air’s underlying relationship and agreements with DHL.  Fair value adjustments on operating leases represented the capitalized discount recorded in prior years to adjust the lease commitments for our 747-400 aircraft to fair market value and were amortized on a straight-line basis over the life of the leases. Subsequent to the adoption of the new lease accounting guidance on January 1, 2019, fair value adjustments related to operating leases are included in Operating lease right-of-use assets (see Note 9).

Amortization expense related to intangible assets amounted to $6.2 million in 2019, $8.8 million in 2018 and $9.5 million in 2017.

The estimated future amortization expense of intangible assets as of December 31, 2019 is as follows:

2020	$6,030
2021	6,030
2022	6,030
2023	4,853
2024	1,643
Thereafter	11,909
Total	$36,495

7. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involve, among other things, CMI operation of 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to a total of ten years).  Between August 2016 and November 2018, we placed all 20 freighter aircraft into service for Amazon.  In February 2019, the number of 767-300 freighters in CMI and Dry Lease service for Amazon was reduced to 19 with the loss of an aircraft.  In September 2019, the number of 767-300 freighters in CMI service for Amazon was reduced to 17 with the early termination of CMI services for two aircraft, which remain under dry lease.

In conjunction with the agreements entered into in May 2016, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share (“Warrant A”).  As of December 31, 2019, this warrant to purchase 7.5 million shares had vested in full.  Warrant A is exercisable in accordance with its terms through 2021.  As of December 31, 2019, no portion of Warrant A has been exercised.

The agreements entered into in May 2016 also provided incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.50 per share (“Warrant B”).  This warrant to purchase 3.75 million shares will vest in increments of 37,500 shares each time Amazon has paid $4.2 million of revenue to us, up to a total of $420.0 million, for incremental business beyond the original 20 767-300 freighters.  As of December 31, 2019, 75,000 shares of Warrant B have vested.  Upon vesting, Warrant B becomes exercisable in accordance with its terms through May 2023.

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we will provide CMI services using Boeing 737-800 freighter aircraft provided by Amazon.  The 737-800 CMI operations will be for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  As of December 31, 2019, five 737-800 freighter aircraft entered CMI service.  Amazon may, in its sole discretion, place up to 15 additional 737-800 freighter aircraft into service with us by May 31, 2021.

In connection with the amended agreements, we granted Amazon a warrant to acquire up to an additional 9.9% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $52.90 per share (“Warrant C”).  When combined with Warrant A and Warrant B, this would allow Amazon to acquire up to a total of 39.9% (after the issuance) of our outstanding common shares and Amazon would be entitled to vote the shares it owns up to 14.9% of our outstanding common shares, in its discretion.  Amazon would be required to vote any shares it owns in excess of 14.9% of our outstanding common shares in accordance with the recommendation of our board of directors.  After Warrant B has vested in full, this warrant to purchase 6.6 million shares would vest in increments of 45,428 shares each time Amazon has paid $6.9 million of revenue to us, up to a total of $1.0 billion, for incremental business beyond Warrant A and Warrant B.  As of December 31, 2019, no portion of Warrant C has vested.  Upon vesting, Warrant C would become exercisable in accordance with its terms through March 2026.

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

We amortized $33.1 million and $16.2 million of the customer incentive asset for 2019 and 2018, respectively.  Amortization of the customer incentive asset in 2019 included $6.4 million of accelerated amortization related to a 767-300 aircraft that is no longer in CMI service.

Customer incentive asset included within Deferred costs and other assets is as follows:

	2019	2018
Beginning balance	$184,720	$106,538
Initial value for vested portion of warrant	949	94,359
Amortization of customer incentive asset	(33,135)	(16,177)
Ending balance	$152,534	$184,720

The Amazon Warrant liability is marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized (gain) loss on financial instruments.  We utilize a Monte Carlo simulation approach to estimate the fair value of the Amazon Warrant which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility and risk-free interest rate, among others.  We recognized net unrealized gains of $75.1 million in 2019, and $123.1 million in 2018 and a net unrealized loss of $12.5 million in 2017 on the Amazon Warrant.  The fair value of the Amazon Warrant liability was $24.3 million as of December 31, 2019 and $99.0 million as of December 31, 2018.

8. Debt

Our debt obligations, as of December 31:

		2019		2018
	Range of Maturity Dates	Interest Rates (1)	Balance	Interest Rates (1)	Balance
Ex-Im Guaranteed Notes	2021 to 2025	1.90%	$396,632	1.89%	$481,226
Term loans	2020 to 2028	4.13%	1,319,754	4.18%	1,443,947
Private Placement Facility	2025 to 2026	3.26%	113,997	3.21%	129,482
Convertible Notes	2022 to 2024	2.04%	513,500	2.04%	513,500
Revolving Credit Facility	2022	3.54%	100,000	-	-
EETC	2019	-	-	7.52%	2,158
Total principal amount of debt			2,443,883		2,570,313
Less: unamortized debt discount and issuance costs			(103,711)		(131,475)
Total debt			2,340,172		2,438,838
Less current portion of debt			(384,895)		(264,835)
Long-term debt			$1,955,277		$2,174,003
(1)	Interest rates reflect weighted-average rates as of year-end.

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

Term Loans

We have entered into various term loans to finance the purchase of aircraft, passenger-to-freighter conversion of aircraft, and for GEnx engine performance upgrade kits and overhauls.  Each term loan requires payment of principal and interest quarterly in arrears, and certain term loans require lump-sum principal payments at maturity.  Funds drawn under each term loan are subject to usual and customary fees, and funds drawn typically bear interest at a fixed rate based on LIBOR, plus a margin.  Each facility is guaranteed by us and subject to customary covenants and events of default.

The following table summarizes the terms for each term loan entered into during 2019 (in millions):

	Issue	Face	Collateral	Original	Fixed Interest
	Date	Value	Type	Term	Rate
First 2019 Term Loan	March 2019	$19.7	None	60 months	2.73%
Second 2019 Term Loan	August 2019	74.0	Genx engines	60 months	2.98%
Third 2019 Term Loan	November 2019	22.3	None	60 months	2.10%
Total		$116.0

In March 2019, we received $41.1 million in proceeds from insurance related to the loss of a 767-300 freighter aircraft and used $20.7 million of the proceeds to repay two term loans related to the aircraft.  In connection with the repayment, we recognized a $0.2 million loss on early of extinguishment of debt.  During 2019, we also recognized a net insurance recovery of $3.6 million resulting from the excess of insurance proceeds over the carrying amount of the aircraft and other related costs within Other (income) expense, net.

In August 2019, we refinanced a higher-rate term loan with the Second 2019 Term Loan and recognized a $0.6 million loss on early extinguishment of debt.

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

During 2015, we used the majority of the proceeds from the 2015 Convertible Notes to refinance higher-rate equipment notes funded by EETCs related to five 747-400 freighter aircraft owned by us in the aggregate amount of $187.8 million.  The EETCs had an average cash coupon of 8.1%.

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

The Convertible Notes consisted of the following as of December 31:

	2019		2018
	2017 Convertible Notes	2015 Convertible Notes	2017 Convertible Notes	2015 Convertible Notes
Remaining life in months	53	29	65	41
Liability component:
Gross proceeds	$289,000	$224,500	$289,000	$224,500
Less: debt discount, net of amortization	(47,556)	(21,019)	(56,652)	(28,807)
Less: debt issuance cost, net of amortization	(3,705)	(1,959)	(4,457)	(2,716)
Net carrying amount	$237,739	$201,522	$227,891	$192,977

Equity component (1)	$70,140	$52,903	$70,140	$52,903
(1)	Included in Additional paid-in capital on the consolidated balance sheets.

The following table presents the amount of interest expense recognized related to the 2017 Convertible Notes and the 2015 Convertible Notes:

	2019	2018	2017
Contractual interest coupon	$10,470	$10,470	$8,348
Amortization of debt discount	16,880	15,855	11,801
Amortization of debt issuance costs	1,509	1,487	1,132
Total interest expense recognized	$28,859	$27,812	$21,281

EETC

In 1999, we issued an EETC secured by a 747-400F aircraft in the amount of $109.9 million which matured in February 2019.

Revolving Credit Facility

In December 2018, we amended and extended our previous three-year $150.0 million secured revolving credit facility into a new four-year $200.0 million secured revolving credit facility (the “Revolver”).  The Revolver is for general corporate purposes and is currently secured by mortgages against several 747-400 and 767-300 aircraft, and related engines.  Amounts outstanding under the Revolver are subject to borrowing base calculations, collateral coverage and fixed charge ratios.  The Revolver accrues interest monthly at either LIBOR or an agreed upon rate plus a margin of 1.75% per annum for the first $100.0 million and 2.00% per annum when utilization exceeds

$100.0 million.  The Revolver includes a facility fee of 0.35% on the undrawn portion.  In connection with entry into the Revolver, we paid usual and customary fees.  As of December 31, 2019, there was $100.0 million outstanding and we had $86.8 million of unused availability under the Revolver, based on the collateral borrowing base. In January 2020, our unused availability under the Revolver, based on the collateral borrowing base, increased to $94.8 million.

Future Cash Payments for Debt

The following table summarizes the cash required to be paid by year and the carrying value of our debt reflecting the terms that were in effect as of December 31, 2019:

2020	$397,043
2021	269,481
2022	592,060
2023	447,151
2024	481,920
Thereafter	256,228
Total debt cash payments	2,443,883
Less: unamortized debt discount and issuance costs	(103,711)
Debt	$2,340,172

In February 2020, we refinanced two term loans that had payments of $126.2 million due in 2020, included in the table above.  See Note 20 for a discussion of the new term loans.

9. Leases and Guarantees

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

Lessee

The following table summarizes rental expenses in:

	2019	2018	2017
Aircraft and engines	$155,639	$162,444	$142,945
Purchased capacity, office, vehicles and other	$34,572	$63,650	$46,817

As of December 31, 2019, we lease 22 aircraft, of which 20 are operating leases.  Lease expirations for our leased aircraft range from March 2020 to June 2032.  In addition, we lease a variety of office space, airport station locations, warehouse space, vehicles and equipment, with lease expirations ranging from March 2020 to May 2027.  We also incur variable rental costs for aircraft, engines, ground equipment and storage space based on usage of the underlying equipment or property.  For leases with terms greater than 12 months, including renewal options when appropriate, we record the related right-of-use asset and lease liability as the present value of fixed lease payments over the lease term.  Since our leases do not typically provide a readily determinable discount rate, we use our incremental borrowing rate to discount lease payments to present value.

During the fourth quarter of 2019, we recorded an impairment charge of $272.5 million to write down our operating lease right-of-use assets and finance lease assets related to our 747-400 freighter fleet.  See Note 5 for further discussion.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheet:

	Classification on the Consolidated Balance Sheets	2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$231,133
Finance lease assets	Property and equipment, net	38,373
Less: Accumulated amortization on finance lease assets	Property and equipment, net	(6,038)
Total lease assets		$263,468

Liabilities
Current
Operating lease liabilities	Current portion of long-term operating leases	$141,973
Finance lease liabilities	Current portion of long-term debt and finance leases	10,886
Noncurrent
Operating lease liabilities	Long-term operating leases	392,832
Finance lease liabilities	Long-term debt and finance lease	29,625
Total lease liabilities		$575,316

Weighted Average Remaining Lease Term in years
Operating Leases	3.94
Finance Leases	9.51
Weighted Average Discount Rate
Operating Leases	4.52%
Finance Leases	15.77%

The following table presents information related to lease costs for finance and operating leases:

2019
Fixed operating lease costs (1)	$148,812
Variable operating lease costs (1)	22,089
Finance lease costs:
Amortization of leased assets (2)	2,508
Interest on lease liabilities (3)	5,492
Total lease cost	$178,901
(1)	Expenses are classified within Aircraft rent and Navigation fees, landing fees and other rent on the consolidated statement of operations. Short-term lease contracts are not material.
(2)	Expense is classified within Depreciation and amortization on the consolidated statement of operations.
(3)	Expense is classified within Interest expense on the consolidated statement of operations.

The table below presents supplemental cash flow information related to leases as follows:

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$168,338
Operating cash flows for finance leases	5,492
Financing cash flows for finance leases	1,184

As of December 31, 2019, maturities of lease liabilities for the periods indicated were as follows:

	Operating	Finance
	Leases	Lease	Total
2020	$162,713	$16,386	$179,099
2021	167,824	6,000	173,824
2022	119,092	6,000	125,092
2023	66,509	6,000	72,509
2024	53,440	6,000	59,440
Thereafter	13,722	44,500	58,222
Total minimum rental payments	583,300	84,886	668,186
Less: imputed interest	48,495	44,375	92,870
Total lease liabilities	$534,805	$40,511	$575,316

As of December 31, 2019, we have commitments for additional leases that have not yet commenced of $20.2 million.  These leases will commence in 2020 with lease terms of 1 year to 16 years.

Lessor

As of December 31, 2019, our contractual amount of minimum receipts, excluding taxes, for the periods indicated under Dry Leases reflecting the terms that were in effect were as follows:

2020	$166,890
2021	145,288
2022	137,604
2023	104,139
2024	62,117
Thereafter	184,349
Total minimum lease receipts	$800,387

In February 2020, we extended dry leases with a customer for two 777-200LRF aircraft, each for a period of ten years from the end of the existing lease term.

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

10. Income Taxes

The significant components of the (benefit from) provision for income taxes are as follows:

	2019	2018	2017
Current:
Federal	$-	$(4,518)	$(133)
State and local	22	68	(99)
Foreign	886	597	596
Total current (benefit) expense	908	(3,853)	364
Deferred:
Federal	(172,038)	43,167	(87,185)
State and local	(8,908)	1,780	1,868
Foreign	393	(2,367)	3,987
Total deferred expense (benefit)	(180,553)	42,580	(81,330)
Total income tax expense (benefit)	$(179,645)	$38,727	$(80,966)

The domestic and foreign earnings (loss) before income taxes are as follows:

	2019	2018	2017
Domestic	$(510,739)	$257,726	$104,321
Foreign	37,981	51,648	39,051
(Loss) Income before income taxes	$(472,758)	$309,374	$143,372

A reconciliation of the provision (benefit) for income taxes applying the statutory federal income tax rate of 21.0% for the years ended December 31, 2019 and 2018, and 35.0% for the year ended December 31, 2017, respectively, is as follows:

	2019	2018	2017
U.S. federal statutory income tax rate	(21.0%)	21.0%	35.0%
State and local taxes based on income, net of federal benefit	(1.0%)	0.8%	0.3%
Change in deferred foreign and state tax rates	(0.2%)	(3.0%)	0.6%
Customer incentive	(3.3%)	(5.1%)	5.0%
Nondeductible compensation	1.1%	1.0%	1.4%
Other nondeductible expenses	0.3%	0.2%	—
Favorable resolution of income tax examinations	(12.6%)	—	—
Tax effect of foreign operations	(1.8%)	(2.2%)	(7.7%)
Impact of U.S. Tax Cuts and Jobs Act	—	—	(90.7%)
Other	0.5%	(0.2%)	(0.4%)
Effective income tax rate	(38.0%)	12.5%	(56.5%)

The effective income tax rate for the year ended December 31, 2019 differed from the U.S. statutory rate primarily due to the tax benefit related to the favorable completion of an IRS examination of our 2015 income tax return, and to a lesser extent, nontaxable changes in the fair value of a customer warrant liability (see Note 7).

In 2018, we recorded nondeductible and nontaxable changes in the fair value of a customer warrant liability (see Note 7), as well as a benefit on the remeasurement of our deferred income tax liability for Singapore.

The United States enacted the U.S. Tax Cuts and Jobs Act on December 22, 2017, which in part reduced the U.S. federal corporate income tax rate, repealed the corporate alternative minimum tax, provided full expensing of new and used assets, modified certain deductions and credits, and modified the use of federal net operating loss carryforwards (“NOLs”). We recorded provisional income tax benefits in connection with the remeasurement of our U.S. net deferred tax liability in 2017 as a result.

We repatriated a portion of the earnings of our overseas Dry Leasing subsidiaries in 2019 and recorded an immaterial amount of state income tax expense for the year.

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The net noncurrent deferred tax asset (liability) was comprised of the following as of December 31:

	Assets (Liabilities)
	2019	2018
Deferred tax assets:
Net operating loss carryforwards and credits	$556,051	$357,022
Accrued compensation	12,695	13,176
Aircraft and other leases	120,122	17,688
Goodwill and other intangibles	-	2,765
Interest rate derivatives	857	1,179
Long-term debt	1,253	1,593
Obsolescence reserve	6,152	6,771
Stock-based compensation	3,123	3,203
Other	3,668	528
Total deferred tax assets	703,921	403,925
Valuation allowance	(24,513)	(29,871)
Net deferred tax assets	$679,408	$374,054
Deferred tax liabilities:
Fixed assets	$(650,595)	$(589,649)
Customer incentive	(12,518)	(15,894)
Deferred maintenance	(40,227)	(22,747)
Goodwill and other intangibles	(1,714)	-
Operating lease right-of-use assets	(46,929)	-
Total deferred tax liabilities	$(751,983)	$(628,290)

Deferred taxes included within following balance sheet line items:
Deferred taxes	$(74,040)	$(256,970)
Deferred costs and other assets	1,465	2,734
Net deferred tax assets (liabilities)	$(72,575)	$(254,236)

As of December 31, 2019 and 2018, we had U.S. NOLs, net of unrecognized tax benefits and valuation allowances, of approximately $2.2 billion and $1.3 billion, respectively, most of which will expire through 2037, if not utilized.  We had alternative minimum tax credits of $2.3 million and $4.5 million as of December 31, 2019 and December 31, 2018, respectively, which are refundable on our income tax returns through 2022. They are reflected as current and long-term receivables in the accompanying consolidated balance sheets.  We received a $2.3 million refund for alternative minimum tax credits in 2019.  Additionally, we had foreign NOLs for Hong Kong and Singapore, net of unrecognized tax benefits of approximately $636.3 million and $591.9 million as of December 31, 2019 and 2018, respectively, with no expiration date.

Certain of our subsidiaries participate in an aircraft leasing incentive program in Singapore, which entitles us to a reduced income tax rate on our Singapore Dry Leasing income through July 31, 2023.  If any of those subsidiaries are unable to remain in the program or the concessionary rate increases in the future, we could be subject to additional income taxes in Singapore, which could have a material effect on the results of our operations.

Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of a corporation’s U.S. federal taxable income that can be offset by NOLs if it experiences an “ownership change”, as defined.  We experienced an ownership change in the past that limits the use of prior NOLs to offset taxable income.  If certain changes in our ownership occur prospectively, there could be an additional limitation on the amount of utilizable NOLs.

On each reporting date, management assesses whether we are more likely than not to realize some or all of our deferred tax assets.  After our assessment, we maintained a valuation allowance of $24.5 million and $29.9 million against our deferred tax assets as of December 31, 2019 and 2018, respectively.  The valuation allowance decreased by $5.4 million during the year ended December 31, 2019 primarily due to the favorable completion of an IRS examination of our 2015 income tax return.  The valuation allowance decreased by $1.0 million during the year ended December 31, 2018. The valuation allowance was $30.9 million at December 31, 2017 and decreased by $18.5 million during the year ended December 31, 2017, primarily due to the change in the federal income tax rate under the U.S. Tax Cuts and Jobs Act.  The valuation allowance is attributable to a limitation on NOL utilization resulting from the ownership change under Section 382.  Due to this limitation, we expect a portion of our NOLs generated in 2004 and prior years to eventually expire unused.

A reconciliation of the beginning and ending unrecognized income tax benefits is as follows:

	2019	2018	2017
Beginning balance	$74,275	$71,717	$113,892
Additions for tax positions related to the current year	1,414	2,061	1,366
Additions for tax positions related to prior years	-	657	40
Reductions for tax positions related to prior years	(53,306)	(160)	(43,581)
Ending balance	$22,383	$74,275	$71,717

The decrease in unrecognized income tax benefits during 2019 for tax positions related to prior years is primarily due to the favorable completion of an IRS examination of our 2015 income tax return.

If recognized, all of the unrecognized income tax benefits would favorably impact the effective income tax rate.  We will maintain a liability for unrecognized income tax benefits until these uncertain positions are resolved or until the expiration of the applicable statute of limitations, if earlier.

Our policy is to record tax-related interest expense and penalties, if applicable, as a component of income tax expense.  We recorded no interest benefit in 2019, 2018 or 2017.  The cumulative liability for tax-related interest was $0.1 million as of December 31, 2019 and 2018.  We have not recorded any liability for income tax-related penalties, and the tax authorities historically have not assessed any.

For U.S. federal income tax purposes, the 2016 through 2019 income tax years remain subject to examination.  There are no U.S. federal income tax examinations in progress.  The Company files income tax returns in multiple states and foreign jurisdictions, primarily in Singapore and Hong Kong.  The Company is currently undergoing income tax examinations in New York and Singapore.  The 2013 through 2019 Singapore and Hong Kong income tax years are subject to examination.

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

Term loans and notes consist of term loans, the Ex-Im Guaranteed Notes, the Private Placement Facility and EETCs.  The fair values of these debt instruments and the Revolver are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

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

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$103,029	$103,029	$103,029	$-	$-
Short-term investments	879	879	-	-	879
Restricted cash	10,401	10,401	10,401	-	-
	$114,309	$114,309	$113,430	$-	$879

Liabilities
Term loans and notes	$1,800,911	$1,885,750	$-	$-	$1,885,750
Revolver	100,000	103,575	-	-	103,575
Convertible notes (1)	439,261	450,668	450,668	-	-
Customer warrant	24,345	24,345	-	24,345	-
	$2,364,517	$2,464,338	$450,668	$24,345	$1,989,325

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$221,501	$221,501	$221,501	$-	$-
Short-term investments	15,624	15,624	-	-	15,624
Restricted cash	11,240	11,240	11,240	-	-
Long-term investments and accrued interest	635	1,138	-	-	1,138
	$249,000	$249,503	$232,741	$-	$16,762

Liabilities
Term loans and notes	$2,048,972	$1,976,373	$-	$-	$1,976,373
Convertible notes (1)	420,868	490,070	490,070	-	-
Customer warrant	99,000	99,000	-	99,000	-
	$2,568,840	$2,565,443	$490,070	$99,000	$1,976,373

(1)	Carrying value is net of debt discounts and debt issuance costs. Hedge transactions associated with the Convertible Notes are reflected in additional paid-in-capital (see Note 8).

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

We use an economic performance metric called Direct Contribution, which shows the profitability of each segment after allocation of direct operating and ownership costs.  Direct Contribution includes Income (loss) from continuing operations before income taxes and excludes the following: Special charges, Transaction-related expenses, nonrecurring items, Losses (gains) on the disposal of aircraft, Losses on early extinguishment of debt, Unrealized losses (gains) on financial instruments, Gains on investments and Unallocated income and expenses, net.  Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation.  Unallocated income and expenses, net include corporate overhead, nonaircraft depreciation, noncash expenses and income, interest expense on the portion of debt used for general corporate purposes, interest income on nondebt securities, capitalized interest, foreign exchange gains and losses, other revenue and other non-operating costs.

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

The Dry Leasing segment provides for the leasing of aircraft and engines to customers, and aircraft- and lease-management services.

Other represents revenue for services that are not allocated to any segment, including administrative and management support services and flight simulator training.

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income (loss) and Income (loss) from continuing operations before income taxes:

	2019	2018	2017
Operating Revenue:
ACMI	$1,247,770	$1,192,704	$988,741
Charter	1,305,860	1,313,484	1,034,562
Dry Leasing	200,781	168,470	119,820
Customer incentive asset amortization	(33,135)	(16,176)	(5,261)
Other	17,913	19,242	18,598
Total Operating Revenue	$2,739,189	$2,677,724	$2,156,460

Direct Contribution:
ACMI	$218,459	$235,706	$229,498
Charter	149,372	211,661	150,144
Dry Leasing	70,386	48,904	39,939
Total Direct Contribution for Reportable Segments	438,217	496,271	419,581

Unallocated expenses and (income), net	(337,434)	(298,526)	(258,925)
Loss on early extinguishment of debt	(804)	-	(167)
Unrealized gain (loss) on financial instruments	75,109	123,114	(12,533)
Special charge	(638,373)	(9,374)	(106)
Transaction-related expenses	(4,164)	(2,111)	(4,509)
Loss (gain) on disposal of aircraft	(5,309)	-	31
Income (loss) from continuing operations before income taxes	(472,758)	309,374	143,372

Add back (subtract):
Interest income	(4,296)	(6,710)	(6,009)
Interest expense	120,330	119,378	99,687
Capitalized interest	(2,274)	(4,727)	(7,389)
Loss on early extinguishment of debt	804	-	167
Unrealized (gain) loss on financial instruments	(75,109)	(123,114)	12,533
Other (income) expense, net	(27,668)	(10,659)	(387)
Operating Income (Loss)	$(460,971)	$283,542	$241,974

The following table disaggregates our Charter segment revenue by customer and service type:

	2019			2018			2017
	Cargo	Passenger	Total	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$579,001	$51,729	$630,730	$644,344	$33,785	$678,129	$519,507	$18,713	$538,220
AMC	313,236	361,894	675,130	327,751	307,604	635,355	205,776	290,566	496,342
Total Charter Revenue	$892,237	$413,623	$1,305,860	$972,095	$341,389	$1,313,484	$725,283	$309,279	$1,034,562

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the AMC, Polar and DHL (see Note 3 for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from the AMC was $675.1 million for 2019, $635.4 million for 2018 and $496.3 million for 2017.  Revenue from DHL was $359.5 million for 2019, $348.3 million for 2018 and $262.6 million for 2017.  We have not experienced any credit issues with either of these customers.

	2019	2018	2017
Depreciation and amortization expense:
ACMI	$101,756	$93,706	$71,097
Charter	50,705	38,531	36,539
Dry Leasing	81,384	73,868	47,426
Unallocated	17,252	11,235	11,651
Total Depreciation and Amortization	$251,097	$217,340	$166,713

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

In August 2018, the Southern Air pilots ratified an agreement between Southern Air and the IBT for interim enhancements to the Southern Air pilots’ CBA. The agreement enhanced the wages and work rules of the Southern Air pilots and provides similar terms and conditions of employment to those provided to Atlas pilots in the Atlas CBA.  The Southern Air pilot agreement became effective in September 2018.

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

Due to the IBT’s refusal to adhere to the merger provisions of the respective CBAs, in February 2017, the Company filed a lawsuit against the IBT to compel arbitration on the issue of whether the merger provisions in Atlas and Southern Air's CBAs apply to the bargaining process.  On March 13, 2018, the Southern District Court of New York (“NY District Court”) ruled in the Company’s favor and ordered arbitration of this issue.  The IBT appealed the NY District Court’s decision, and on November 21, 2019, the Second Circuit Court issued its decision in the Company’s favor affirming the NY District Court’s decision.

The Company and the IBT conducted the Atlas and Southern Air arbitrations for this issue in October 2018.  The Company prevailed in both the Atlas and Southern Air management grievance arbitrations against the IBT, with decisions rendered on June 12, 2019 and August 26, 2019, respectively.  Both arbitrators ruled that the IBT violated the CBAs by refusing to follow merger provisions in the parties’ respective CBAs, which require formulation of a JCBA covering the combined pilot group.  The arbitrators each ordered the IBT to promptly comply with the CBAs by submitting an ISL to the Company within 45 days of each arbitration decision, respectively.  The IBT failed to comply with both deadlines for submitting the ISL, which passed on July 27, 2019 for Southern Air, and on October 10, 2019 for Atlas. As a result, on October 25, 2019, the Company filed an action in the U.S. District Court for the District of Columbia (“DC District Court”) to enforce the Atlas and Southern Air arbitration decisions, which is currently pending.

In connection with its opposition to the merger provisions, the IBT commenced lawsuits in the DC District Court seeking to vacate both arbitration awards.  On January 28, 2020, the DC District Court ruled in the Company’s favor, granting its motions to dismiss both of the IBT’s lawsuits.

Notwithstanding these pending proceedings, the Company and the IBT continue to meet to move the process forward and bargain in good faith for a new JCBA.  Substantive progress has been made with tentative agreements for more than half of the articles in a new JCBA.  Despite repeated requests from the Company, the IBT has yet to provide the Company with a comprehensive economic proposal.

In late September 2019, the IBT notified the Company that Atlas pilots represented by the IBT were departing from IBT Local 1224 and forming a new local union, IBT Local 2750 to represent them. The Company has been informed the Southern Air pilots will continue to be represented by IBT Local 1224.  The Company continues to work with both Local 2750 and Local 1224 leadership groups.

In November 2017, the DC District Court granted the Company’s request to issue a preliminary injunction to stop an illegal work slowdown and require the IBT to meet its obligations under the Railway Labor Act. Specifically, the DC District Court ordered the IBT to stop “authorizing, encouraging, permitting, calling, engaging in, or continuing” any illegal pilot slowdown activities, which were intended to gain leverage in pilot contract negotiations with the Company.  In addition, the Court ordered the IBT to take affirmative action to prevent and to refrain from continuing any form of interference with the Company’s operations or any other concerted refusal to perform normal pilot operations consistent with its status quo obligations under the Railway Labor Act.  In December 2017, the IBT appealed the District Court’s decision to the U.S. Court of Appeals for the District of Columbia Circuit (“Court of Appeals”).  On July 5, 2019, the Court of Appeals, in a unanimous three judge panel, affirmed the DC District Court’s ruling and denied the IBT’s appeal. Therefore, the preliminary injunction remains in full force and effect.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not properly presented to customs upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $5.1 million in aggregate based on December 31, 2019 exchange rates.

Old Polar has presented evidence that certain of the alleged missing goods were in fact never onboard the aircraft (due to a change in plans by the relevant shipper) and thus no customs duties should be due.  Further, in both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  In the other case, there was an administrative decision in favor of the Brazil customs authorities and we are in the process of appealing this decision to the Brazil courts.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $4.1 million as of December 31, 2019 and 2018, and is included in Deferred costs and other assets.

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

14. Stock-Based and Long-term Incentive Compensation Plans

In 2007, our stockholders approved a Long-Term Incentive Plan (the “2007 Plan”).  An aggregate of 0.6 million shares of common stock were reserved for issuance to participants under the 2007 Plan.  The 2007 Plan provided for stock awards of up to approximately 2.8 million shares of AAWW’s common stock to employees in various forms, including cash awards and performance cash awards.  Stock awards included nonqualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards.  In 2018, the stockholders approved a revised Long-Term Incentive Plan (the “2018 Plan”), which replaced previous plans.  An aggregate of 0.5 million shares of common stock were reserved for issuance to participants under the 2018 Plan.  No new awards have been made under previous plans since the adoption of the 2018 Plan in May 2018.

In 2019, the stockholders approved a revised Long-Term Incentive Plan (the “2019 Plan”), which replaced the 2018 Plan.  An aggregate of 1.4 million shares of common stock were reserved for issuance to participants under the 2019 Plan.  No new awards have been made under the 2018 Plan since the adoption of the 2019 Plan in May 2019.  The portion of the 2019 Plan and previous plans applicable to employees is administered by the compensation committee of the board of directors, which also establishes the terms of the awards.  Awards outstanding under the previous plans will continue to be governed by the terms of those plans and agreements under which they were granted.  The 2019 Plan limits the terms of awards to ten years and prohibits the granting of awards more than ten years after the effective date of the 2019 Plan.

As of December 31, 2019, the 2019 Plan had a total of 0.9 million shares of common stock available for future award grants to management and members of the board of directors.  Our compensation expense for all plans was $24.1 million in 2019, $19.1 million in 2018 and $20.9 million in 2017.  Income tax benefits recognized for share-based compensation arrangements were $1.8 million in 2019, $4.8 million in 2018 and $5.3 million in 2017.

Restricted Share and Time-based Cash Awards

Restricted share awards, which have been granted in units, and time-based cash awards generally vest and are expensed over one-, three- or four- year periods.  As of December 31, 2019, a total of 4.2 million restricted shares have been granted under each of the plans.  All shares were valued at their fair market value, which is the closing price of the Company's stock on the date of grant.  Unrecognized stock compensation cost as of December 31, 2019 is $12.9 million and will be recognized over the remaining weighted average life of 1.5 years.

In 2019 and 2018, we granted time-based cash awards to employees and recognized compensation expense totaling $6.2 million in 2019 and $2.1 million in 2018. For the time-based cash awards, we had accruals of $4.1 million as of December 31, 2019 and $2.1 million as of December 31, 2018 in Accrued liabilities.

A summary of our restricted shares as of December 31, 2019 and changes during the year then ended are presented below:

		Weighted-Average
Restricted Share Awards	Number of Shares	Grant-Date Fair Value
Unvested as of December 31, 2018	604,795	$50.34
Granted	207,180	52.61
Vested	(271,605)	48.30
Forfeited	(9,874)	47.90
Unvested as of December 31, 2019	530,496	$52.31

The total fair value of shares vested on various vesting dates was $13.1 million in 2019, $13.4 million in 2018 and $14.8 million in 2017.  Weighted average grant date fair value was $50.34 in 2018 and $54.40 in 2017.

Performance Share and Performance Cash Awards

Performance share awards, which have been granted in units, and performance cash awards granted are expensed over three years, which generally is the requisite service period. Awards generally become vested if (1) we achieve certain specified performance levels compared with predetermined performance thresholds during a three-year period starting in the grant year and ending on December 31 three years later, and (2) the employee remains employed by us through the determination date which can be no later than four months following the end of the Performance Period. Full or partial vesting may occur for certain employee terminations.  For performance share and performance cash awards granted in 2019 and 2018, the Company included a relative total shareholder return (“TSR”) modifier which may impact the number of shares or cash earned at the end of the performance period.  For these awards, the number of shares or cash earned based on the achievement of the predefined performance criteria will be reduced or increased if the Company's TSR over the performance period relative to a predefined comparator group of companies falls within defined ranges.  The fair value of performance share units that include the TSR modifier is determined using a Monte Carlo valuation model on the date of grant.  For the remaining awards that do not include a TSR modifier, the fair value of the performance share units is the quoted market value of the Company's stock on the date of grant and the fair value of performance cash awards is the value of the cash award on the date of grant.

The estimated compensation expense recognized for performance share and performance cash awards is net of estimated forfeitures.  We assess the performance levels quarterly and record any change to compensation cost.  For performance cash awards that include a TSR modifier, we assess the TSR component each quarter and record any change to compensation cost.

As of December 31, 2019, a total of 2.0 million performance shares have been granted.  Unrecognized compensation cost as of December 31, 2019 is $5.5 million and will be recognized over the remaining weighted average life of 1.5 years.  For the performance cash awards, we had accruals of $15.2 million as of December 31, 2019 and $13.4 million as of December 31, 2018 in Other liabilities.  We recognized compensation expense associated with the performance cash awards totaling $7.6 million in 2019, $6.8 million in 2018 and $7.1 million in 2017.

A summary of our performance shares as of December 31, 2019 and changes during the year then ended are presented below:

		Weighted-Average
Performance Share Awards	Number of Shares	Grant-Date Fair Value
Unvested as of December 31, 2018	358,386	$45.37
Granted	97,072	54.54
Vested	(194,666)	35.47
Forfeited	(3,633)	56.98
Unvested as of December 31, 2019	257,159	$56.17

The total fair value of shares vested on various vesting dates in 2019 was $6.9 million, $7.7 million in 2018 and $10.6 million in 2017.  Weighted average grant date fair value was $45.37 in 2018 and $54.20 in 2017.

15. Profit Sharing, Incentive and Retirement Plans

Profit Sharing and Incentive Plans

We have an annual incentive compensation program for management employees.  The program provides for payments to eligible employees based upon our financial performance, service performance and attainment of individual performance goals, among other things.  In addition, our profit sharing plan allows IBT-represented Atlas crewmembers to receive payments from the plan based upon Atlas’ financial performance.  The profit sharing plan is subject to a minimum financial performance threshold.  For both plans, we had accruals of $28.6 million as of December 31, 2019 and $36.0 million as of December 31, 2018 in Accrued liabilities.  We recognized compensation expense associated with both plans totaling $28.5 million in 2019, $35.8 million in 2018 and $26.9 million in 2017.

401(k) and 401(m) Plans

Participants in our retirement plan may contribute a portion of their annual compensation to a 401(k) plan on a pretax basis, subject to aggregate limits under the Code.  In addition to 401(k) contributions, participants may contribute a portion of their eligible compensation to a 401(m) plan on an after-tax basis.  On behalf of participants in the plan who make elective compensation deferrals, we provide a matching contribution subject to certain limitations.  Employee contributions in the plan are vested at all times and our matching contributions are subject to a three-year cliff vesting provision, except for employees who are represented by a collective bargaining agreement and are subject to a three-year graded vesting provision.  We recognized compensation expense associated with the plan matching contributions totaling $15.9 million in 2019, $13.9 million in 2018 and $10.9 million in 2017.

16. Stock Repurchases

We record the repurchase of our shares of common stock at cost based on the settlement date of the transaction.  These shares are classified as treasury stock, which is a reduction to stockholders’ equity.  Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

In 2008, we established a stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. In November 2013, we announced an increase of $51.0 million to our stock repurchase program.  As of December 31, 2019, we had repurchased a total of 3,307,911 shares of our common stock for approximately $126.0 million under this program, resulting in $25.0 million of available authorization remaining.  Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods.  The actual timing and amount of our repurchases will depend on Company and market conditions.

In addition, we repurchased 185,688 and 180,084 shares of common stock from management in 2019 and 2018, respectively, in connection with the vesting of equity awards to pay the statutory tax withholdings of employees, at an average price of $50.47 per share in 2019 and $59.80 per share in 2018, and held the shares as treasury shares.

17. Earnings Per Share

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

The calculations of basic and diluted EPS were as follows:

	For the Years Ended December 31,
Numerator:	2019	2018	2017
Income (loss) from continuing operations, net of taxes	$(293,113)	$270,647	$224,338
Less: Unrealized gain on financial instruments, net of tax	-	(123,114)	-
Diluted income (loss) from continuing operations, net of tax	$(293,113)	$147,533	$224,338

Denominator:
Basic EPS weighted average shares outstanding	25,828	25,542	25,241
Effect of dilutive warrant	-	2,078	-
Effect of dilutive convertible notes	-	180	27
Effect of dilutive restricted stock	-	481	586
Diluted EPS weighted average shares outstanding	25,828	28,281	25,854

Earnings (loss) per share from continuing operations:
Basic	$(11.35)	$10.60	$8.89
Diluted	$(11.35)	$5.22	$8.68
Loss per share from discontinued operations:
Basic	$-	$(0.00)	$(0.03)
Diluted	$-	$(0.00)	$(0.03)
Earnings (loss) per share:
Basic	$(11.35)	$10.60	$8.85
Diluted	$(11.35)	$5.22	$8.64

Anti-dilutive shares related to warrants issued in connection with our Convertible Notes that were out of the money and excluded were 15.3 million for 2019, 7.8 million in 2018 and 7.8 million in 2017.  Diluted shares reflect the potential dilution that could occur from warrants and restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and warrants issued to a customer in which performance or market conditions were not satisfied of 10.6 million in 2019, 3.9 million in 2018 and 6.8 million in 2017.

18. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2017	$(4,002)	$9	$(3,993)
Reclassification to interest expense	1,485	-	1,485
Tax effect	(354)	-	(354)
Reclassification of taxes	(970)	-	(970)
Balance as of December 31, 2018	$(3,841)	$9	$(3,832)
Reclassification to interest expense	1,336	-	1,336
Tax effect	(322)	-	(322)
Balance as of December 31, 2019	$(2,827)	$9	$(2,818)

Interest Rate Derivatives

As of December 31, 2019, there was $3.7 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt.  Net realized losses reclassified into earnings were $1.3 million and $1.5 million for 2019 and 2018, respectively.  Net realized losses expected to be reclassified into earnings within the next 12 months are $1.2 million as of December 31, 2019.

19. Selected Quarterly Financial Information (unaudited)

The following table summarizes the 2019 and 2018 quarterly results:

	First	Second	Third	Fourth
2019*	Quarter	Quarter	Quarter	Quarter
Total Operating Revenue	$679,683	$663,918	$648,539	$747,049
Operating Income (loss)	46,874	8,970	(879)	(515,936)
Income (Loss) from continuing operations, net of taxes	(29,710)	86,868	59,974	(410,245)
Net Income (Loss)	$(29,710)	$86,868	$59,974	$(410,245)
Earnings (Loss) per share from continuing operations:
Basic	$(1.15)	$3.36	$2.32	$(15.86)
Diluted**	$(1.15)	$1.61	$2.32	$(15.86)
Earnings (Loss) per share:
Basic	$(1.15)	$3.36	$2.32	$(15.86)
Diluted**	$(1.15)	$1.61	$2.32	$(15.86)

	First	Second	Third	Fourth
2018***	Quarter	Quarter	Quarter	Quarter
Total Operating Revenue	$590,014	$666,145	$656,607	$764,958
Operating Income	40,569	60,946	54,470	127,557
Income (Loss) from continuing operations, net of taxes	9,628	(21,123)	71,138	211,004
Loss from discontinued operations, net of taxes	(16)	(27)	(7)	(30)
Net Income (Loss)	$9,612	$(21,150)	$71,131	$210,974
Earnings (Loss) per share from continuing operations:
Basic	$0.38	$(0.83)	$2.78	$8.25
Diluted****	$0.37	$(0.83)	$0.84	$2.73
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Earnings (Loss) per share:
Basic	$0.38	$(0.83)	$2.78	$8.25
Diluted****	$0.37	$(0.83)	$0.84	$2.73

*

Included in the first and fourth quarters were unrealized losses on financial instruments of $46.6 million and $3.8 million, respectively.  Included in the second and third quarters were unrealized gains on financial instruments of $42.3 million and $83.2 million, respectively. Included in the third and fourth quarters were impairment charges of $22.2 million and $616.2 million, respectively.

**

In 2019, the sum of quarterly diluted EPS amounts differs from the full year diluted EPS.  The difference primarily relates to the exclusion from the calculation of diluted EPS of unrealized gains on financial instruments in the third and fourth quarters, and anti-dilutive shares in the second quarter, both related to a warrant issued to a customer.

***

Included in the first and second quarters were unrealized losses on financial instruments of $7.7 million and $50.0 million, respectively.  Included in the third and fourth quarters were unrealized gains on financial instruments of $46.1 million and $134.8 million, respectively.

****

In 2018, the sum of quarterly diluted EPS amounts differs from the full year diluted EPS.  The difference primarily relates to the exclusion from the calculation of diluted EPS of unrealized gains on financial instruments in the third and fourth quarters, and anti-dilutive shares in the third quarter, both related to a warrant issued to a customer.

20. Subsequent Events

In February 2020, we extended dry leases with a customer for two 777-200LRF aircraft, each for a period of ten years from the end of the existing lease term.  In connection with the lease extensions, we refinanced two secured term loans that were due in 2020 with two new term loans.  One term loan is for 126 months in the amount of $82.0 million at a fixed interest rate of 3.27% with a final payment of $12.5 million due in July 2030.  The other term loan is for 130 months in the amount of $82.0 million at a fixed interest rate of 3.28% with a final payment of $12.5 million due in November 2030.  The new term loans are each secured by a mortgage against a 777-200LRF aircraft and contain customary covenants and events of default with principal and interest payable quarterly.  In connection with entry into these term loans, we paid usual and customary fees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“Principal Executive Officer”) and our Executive Vice President and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f).  Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting is effective. Our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2020 Annual Meeting of Stockholders.  Information regarding the identification of our executive officers is included in Part I of this annual report.  We have adopted a code of conduct that applies to all of our employees, along with a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, Treasurer and members of the board of directors (the “Code of Ethics”).  The Code of Ethics is monitored by our Audit Committee, and includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties.  A copy of the Code of Ethics is available on our website at www.atlasairworldwide.com.

ITEM 11. EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2020 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2020 Annual Meeting of Stockholders.

The following table summarizes the securities authorized for issuance under our equity compensation plans at December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	787,655	$-	(1)	942,260
Total	787,655	-		942,260

(1)	Includes 787,655 of restricted and performance shares and units, which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2020 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

2.  Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts (in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions, net of recoveries	Balance at End of Period
For the Year ended December 31, 2019
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$1,563	$41	$218	$1,822
For the Year ended December 31, 2018
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$1,494	$12	$57	$1,563
For the Year ended December 31, 2017
Allowances deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$997	$198	$299	$1,494

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere in the Financial Statements or Notes thereto.

3.  Exhibits: (see accompanying Exhibit Index of this Report for a list of exhibits filed or furnished with or incorporated by reference in this Report).

EXHIBIT INDEX

Exhibit Number	Description

3.1(4)	Certificate of Incorporation of the Company.

3.1.1(30)	Atlas Air Worldwide Holdings, Inc. Certificate of Amendment of Certificate of Incorporation.

3.2(13)	Atlas Air Worldwide Holdings, Inc. By-Laws, Amended and Restated as of September 19, 2014 and as Further Amended as of December 12, 2016.

4.1.1(3)	7.63% Atlas Air Pass Through Certificate 1999-1B-1, Certificate No. B-1.

4.1.2(3)	8.77% Atlas Air Pass Through Certificate 1999-1C-1, Certificate No. C-1.

4.1.3(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-0.

4.1.4(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1B-S.

4.1.5(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-0.

4.1.6(2)	Pass Through Trust Agreement, dated as of February 9, 1998, between Atlas Air, Inc. and Wilmington Trust Company, as Trustee, relating to the Atlas Air Pass Through Trust 1998-1C-S.

4.1.7(3)	Pass Through Trust Agreement, dated as of April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc.

4.1.8(3)	Trust Supplement No. 1999-1B, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.9(3)	Trust Supplement No. 1999-1C, dated April 13, 1999, between Wilmington Trust Company, as Trustee, and Atlas Air, Inc. to Pass Through Trust Agreement, dated as of April 1, 1999.

4.1.10(2)	Note Purchase Agreement, dated as of February 9, 1998, among the Company, Wilmington Trust Company and First Security Bank, National Association (“Note Purchase Agreement 1998”)

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

4.4(15)	Secured Fixed Rate Global Note, dated June 19, 2012.

4.5(15)	Secured Fixed Rate Global Note, dated July 31, 2012.

4.6(16)	Secured Fixed Rate Global Note, dated October 10, 2012.

4.7(16)	Secured Fixed Rate Global Note dated, December 12, 2012.

4.8(17)	Secured Fixed Rate Global Note, dated May 28, 2013.

4.9(18)	Secured Fixed Rate Global Note, dated January 30, 2014.

4.10.1(19)	Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.10.2(19)	First Supplemental Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.10.3(19)	2.25% Convertible Senior Note due 2022.

4.11.1(19)	Senior Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.11.2(23)	Second Supplemental Indenture, dated May 23, 2017, between the Company and Wilmington Trust, National Association, as Trustee.

4.11.3(23)	1.875% Convertible Senior Note due 2024.

4.12	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, which is filed herewith as Exhibit 4.12.

10.1(7)	Employment Agreement, dated April 21, 2006, between Atlas Air, Inc. and William J. Flynn.

10.1.1(11)	Amendment, dated as of December 31, 2008, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

10.1.2(12)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and William J. Flynn.

10.1.3(29)	Letter Agreement, dated as of June 28, 2019, by and among the Company, Atlas Air, Inc. and William J. Flynn.

10.2(8)	Amended and Restated Employment Agreement, dated as September 19, 2006, between Atlas Air, Inc. and John W. Dietrich.

10.2.1(11)	Amendment, dated as of December 31, 2008, to the Amended and Restated Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.2.2(12)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.2.3(29)	Employment Agreement, dated as of July 1, 2019, by and between Atlas Air, Inc. and John W. Dietrich.

10.4.1(24)	Atlas Air Worldwide Holdings, Inc. Amended and Restated 2016 Incentive Plan.

10.5(22)	Atlas Air Worldwide Holdings, Inc. 2018 Incentive Plan.

10.6(25)	Atlas Air Worldwide Holdings, Inc. 2018 Long Term Cash Incentive Plan.

10.6.1(28)	Atlas Air Worldwide Holdings, Inc. 2019 Long Term Cash Incentive Program.

Exhibit Number	Description

10.7(29)	Atlas Air Worldwide Holdings, Inc. Annual Incentive Plan for Senior Executives (As Amended and Restated, Effective as of July 1, 2019).

10.8(25)	Form of Performance Share Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn.

10.9(25)	Form of Restricted Stock Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn.

10.10(28)	Form of Performance Share Unit Agreement.

10.10.1(29)	Form of Amendment to Performance Share Unit Agreements between the Company and Certain Executive Officers.

10.11(28)	Form of Restricted Stock Unit Agreement.

10.11.1(25)	Form of Restricted Stock Unit Agreement between Atlas Air Worldwide Holdings, Inc. and Non-Employee Members of the Board.

10.11.2(29)	Form of Amendment to Restricted Stock Unit Agreements between the Company and Certain Executive Officers.

10.12(29)	Form of Executive Officer Retention Agreement.

10.12.1(29)	Atlas Air Worldwide Holdings, Inc. Benefits Program for Senior Executives (As Amended and Restated, Effective as of July 1, 2019).

10.13(27)	Board of Directors Compensation Program.

10.14(10)	Atlas Air, Inc. Profit Sharing Plan.

10.14.1(11)	Amendment, dated as of December 31, 2008, to Atlas Air, Inc. Profit Sharing Plan.

10.15(5)	Form of Directors and Officers Indemnification Agreement.

10.16(20)	Atlas Air, Inc. 401(K) Restoration and Voluntary Deferral Plan, Restated effective as of February 11, 2011, and as Further Amended effective January 1, 2015.

10.17(6)	Agreement, dated October 1, 2018, among USTRANSCOM and the Company, among others.

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

10.21.1(19)	Underwriting Agreement, dated May 28, 2015, between the Company and Morgan Stanley Co. LLC and BNP Paribas Securities Corp., as Managers pf the Several Underwriters.

10.21.2(19)	Base convertible hedge transaction confirmation, dated as of May 28, 2015, between Morgan Stanley & Col. International plc and the Company.

10.21.3(19)	Base warrant transaction confirmation, dated as of May 28, 2015, between Morgan Stanley & Co. International plc and the Company.

10.21.4(19)	Additional convertible note hedge transaction confirmation, dated as of June 1, 2015, between Morgan Stanley & Co. International plc and the Company.

10.21.5(19)	Additional warrant transaction confirmation, dated as of June 1, 2015, between Morgan Stanley & Co. International plc and the Company.

10.21.6(19)	Base convertible note hedge transaction confirmation, dated as of May 28, 2015, between BNP Paribas and the Company.

Exhibit Number	Description

10.21.7(19)	Base warrant transaction confirmation, dated as of May 28, 2015, between BNP Paribas and the Company.

10.21.8(19)	Additional convertible note hedge transaction confirmation, dated as of June 1, 2015, between BNP Paribas and the Company.

10.21.9(19)	Additional warrant transaction confirmation, dated as of June 1, 2015, between BNP Paribas and the Company.

10.22.1(23)	Underwriting Agreement, dated May 17, 2017, between the Company and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp. and Citigroup Global Markets Inc., as Managers of the several Underwriters.

10.22.2(23)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between Morgan Stanley & Co. International plc and the Company.

10.22.3(23)	Base warrant transaction confirmation, dated as of May 17, 2017, between Morgan Stanley & Co. International plc and the Company.

10.22.4(23)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.22.5(23)	Additional warrant transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.22.6(23)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between Citibank, N.A. and the Company.

10.22.7(23)	Base warrant transaction confirmation, dated as of May 17, 2017, between Citibank, N.A. and the Company.

10.22.8(23)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.22.9(23)	Additional warrant transaction confirmation, dated as of May 18, 2017, between Citibank N.A. and the Company.

10.22.10(23)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between BNP Paribas and the Company.

10.22.11(23)	Base warrant transaction confirmation, dated as of May 17, 2017, between BNP Paribas and the Company.

10.22.12(23)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between BNP Paribas and the Company.

10.22.13(23)	Additional warrant transaction confirmation, dated as of May 18, 2017, between BNP Paribas and the Company.

10.23.1(21)	Investment Agreement, dated as of May 4, 2016, by and between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.23.2(28)	Investment Agreement, dated as of March 27, 2019, between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.23.3(28)	Amended and Restated Stockholders Agreement, dated as of March 27, 2019, by and between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.23.4(21)	Warrant to Purchase 7,500,000 shares of Common Stock of Atlas Air Worldwide Holdings, Inc., issued May 4, 2016.

10.23.5(21)	Warrant to Purchase 3,750,000 shares of Common Stock of Atlas Air Worldwide Holdings, Inc., issued May 4, 2016.

10.23.6(28)	Warrant to Purchase 6,632,576 shares of Common Stock of Atlas Air Worldwide Holdings, Inc. issued March 27, 2019.

14.1(26)	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board of Directors.

21.1	Subsidiaries’ List, which is filed herewith as Exhibit 21.1.

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP, which is filed herewith as Exhibit 23.1.

24.1	Power of Attorney, which is filed herewith as Exhibit 24.1.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, furnished herewith.

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104

Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*

Attached as Exhibit 101 to this report are the following, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-4 (No. 333-36268).
(2)	Incorporated by reference to the exhibits to Atlas Air’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Incorporated by reference to the exhibits to Atlas Air’s Registration Statement on Form S-3 (No. 333-71833).
(4)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 16, 2001.
(5)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 14, 2005.
(6)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
(7)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(8)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(9)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(10)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(11)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(12)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(13)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated December 12, 2016.
(14)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(15)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(16)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(17)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(18)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(19)	Incorporated by reference to exhibits in the Company’s Current Report on Form 8-K dated June 3, 2015.
(20)	Incorporated by reference to exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(21)	Incorporated by reference to exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(22)	Incorporated by reference to exhibit B in the Company’s definitive Proxy Statement dated April 18, 2018.
(23)	Incorporated by reference to exhibits in the Company’s Current Report on Form 8-K dated May 23, 2017.
(24)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement dated April 18, 2017.
(25)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
(26)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(27)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(28)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
(29)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

(30)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2020.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)
By:	/s/ John W. Dietrich
John W. Dietrich
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 24, 2020 on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

*/s/ William J. Flynn	Chairman of the Board
William J. Flynn

/s/ John W. Dietrich	President, Chief Executive Officer and Director
John W. Dietrich	(Principal Executive Officer)

/s/ Spencer Schwartz	Executive Vice President and Chief Financial Officer
Spencer Schwartz	(Principal Financial Officer)

/s/ Keith H. Mayer	Senior Vice President, Chief Accounting Officer
Keith H. Mayer	and Corporate Controller
(Principal Accounting Officer)

* Timothy J. Bernlohr	Director
Timothy J. Bernlohr

* Charles F. Bolden, Jr.	Director
Charles F. Bolden, Jr.

* Bobby J. Griffin	Director
Bobby J. Griffin

* Carol B. Hallett	Director
Carol B. Hallett

* Jane H. Lute	Director
Jane H. Lute

* Duncan J. McNabb	Director
Duncan J. McNabb

* Sheila A. Stamps	Director
Sheila A. Stamps

* John K. Wulff	Director
John K. Wulff

*By:	/s/ John W. Dietrich
John W. Dietrich, as Attorney-in-fact for each of the persons indicated