Form 10-K/A
period 2019-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2020-04-28
CIK 1135185

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Atlas Air Worldwide Holdings, Inc., a Delaware corporation (the “Company,” “AAWW,” “we,” “us,” or “our”) for the year ended December 31, 2019 that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2020 (the “Original Filing”) and is being filed to provide the information required by Items 10, 11, 12, 13 and 14 of Part III.

This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced Items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such proxy statement is filed no later than 120 days after the end of our fiscal year. We are filing the Amendment to include Part III information in our Form 10-K because we do not expect to file our definitive proxy statement containing this information before that date. Accordingly, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. Except for the addition of the Part III information, the update to the cover page described above and the filing of new certifications, the Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Amendment contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in the Amendment and the Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our Board currently consists of ten Directors. Each Director is elected annually to a one-year term that expires at the next annual meeting. Our By-laws provide for no fewer than one nor more than eleven Directors, with the exact number to be fixed by our Board of Directors. All of the Directors currently on our Board were elected by the shareholders at the 2019 Annual Meeting, except for Mr. Dietrich who joined the Board in January 2020.

The biography for each Director sets forth his or her name, age, principal occupation and directorships and the year in which the Director first became a member of the Board and includes specific experience, qualifications, attributes and skills that lead the Board to conclude that the Director should serve on the Board. The Board believes that each of the nominees for election to the Board brings strong skills, background, experience, and industry expertise to the boardroom, giving the Board as a group the appropriate balance of skills needed to exercise its oversight responsibilities and composition that aligns with our long-term strategy.

The Board further believes that diversity with respect to gender, ethnicity, background, professional experiences and perspectives are important elements in the Board selection process. To underscore its commitment to Board diversity, the Nominating and Governance Committee charter provides that such diversity (including gender and ethnicity) should be a factor in assessing the Board’s core competencies as a whole. Both the Nominating and Governance Committee and the full Board will therefore consider attributes such as race, gender, cultural background and professional experience when reviewing candidates for the Board and in assessing the Board’s overall composition.

Director Skills and Experience

Our Board selected Director Nominees based on their diverse skills, qualifications, backgrounds and expertise, which the Board believes will contribute to the effective oversight of the Company. The chart below depicts the current skills, qualifications, and expertise represented on our Board.

	Bernlohr	Bolden	Dietrich	Flynn	Griffin	Hallett	Lute	McNabb	Stamps	Wulff
Capital Structure	✓		✓	✓					✓	✓
Civil & Governmental Aviation		✓	✓	✓		✓		✓
Corporate Governance	✓	✓	✓	✓	✓		✓	✓	✓	✓
Current / Previous Senior Executive Experience	✓		✓	✓	✓		✓		✓	✓
Cybersecurity & Information Technology		✓					✓	✓	✓
Finance, Accounting & Risk Management	✓			✓					✓	✓
Global Operations	✓	✓	✓	✓	✓	✓	✓	✓		✓
International Trade	✓		✓	✓	✓	✓		✓
Legal, Regulatory & Government Affairs	✓		✓	✓		✓	✓	✓	✓	✓
Mergers & Acquisitions	✓		✓	✓	✓				✓	✓
Military Affairs		✓	✓	✓		✓	✓	✓
Public-Company Board Experience	✓	✓		✓	✓	✓	✓	✓	✓	✓
Sales & Marketing	✓			✓					✓
Strategic Planning	✓	✓	✓	✓	✓	✓		✓	✓	✓
Supply Chain & Procurement	✓		✓	✓	✓	✓		✓
Transportation & Security	✓	✓	✓	✓	✓	✓	✓	✓

We view each of the skillsets discussed in the above chart to be essential to the effective oversight of the Company, as discussed further below.

•	Capital Structure: Background and experience in capital structure and allocation to help the Board make informed decisions regarding the funding of our operations

•	Civil & Governmental Aviation: Background and experience in commercial aviation and the impact of governmental regulation on the industry to help the Board deepen its understanding of the markets in which we operate

•	Corporate Governance: Experience and knowledge of public-company governance issues and policies and governance best practices to support our goal to operate ethically, with accountability and transparency

•	Current/Previous Senior Executive Experience: Business and strategic management experience from service in a significant leadership position such as a CEO or CFO or other senior leadership role to help us drive business strategy, growth and performance

•	Cybersecurity & Information Technology: Experience in technology, innovation or cybersecurity, particularly as a senior executive, to assist us as we seek to identify and address the impact of technology on our business and our long-term success

•	Finance, Accounting & Risk Management: Background and experience in finance, accounting, financial reporting or risk management to support the Board in providing effective financial oversight over a growing and increasingly complex organization

•	Global Operations: Experience doing business internationally or focused on international issues and operations and exposure to markets, economies and cultures outside the U.S. that provides the Board with a diversity of perspectives in its decision-making

•	International Trade: Experience in the international exchange of goods and services whose economic, social and political importance are on the rise and that are taking on a larger role in the Board’s practical understanding in Company decision-making and strategy

•	Legal, Regulatory & Governmental Affairs: Experience in legal, regulatory and governmental affairs, including as part of a business and/or through positions with governmental organizations, helps the Board understand legal risks and contributes to its understanding of the regulatory landscape and working with governmental agencies

•	Mergers & Acquisitions: Experience that provides the Board with insight into developing and implementing strategies for our growing business

•	Military Affairs: Experience in military matters to help the Board understand and oversee the development of our business and relationship with the AMC, USTRANSCOM and other government related operations

•	Public-Company Board Experience: Experience acquired on other boards to help the Board oversee an ever-changing mix of strategic, operational and compliance-related matters

•	Sales & Marketing: Experience to help the Board oversee the identification and development of new markets for our services and related goods

•	Strategic Planning: Experience and background in strategic planning to help the Board define and prioritize our direction, communicate our message and ensure organizational alignment that reflects a shared vision of the Company’s role, values and priorities

•	Supply Chain & Procurement: Experience in sourcing and managing the flow of goods and services to help us maximize customer value and to gain a competitive advantage in the marketplace

•	Transportation: Experience in our business and industry that contributes to the Board’s understanding in defining and prioritizing our strategy and key issues most impactful to our business

William J. Flynn

Chairman of the Board
Age: 66
Director since: 2006

Other Public Company Directorships:
None

Previous Public Company Directorships (last 5 years):

Republic Services, Inc.

Other Activities:

President and CEO of AMTRAK

(the National Railroad Passenger Corporation)

Background: Mr. Flynn has been the Chairman of our Board of Directors since August 2019. He served as our Chief Executive Officer from June 2006 to December 2019 and as our President from June 2006 to July 2019. Mr. Flynn has 43 years of experience in international supply chain management and freight transportation.

Prior to joining us, Mr. Flynn served as President and Chief Executive Officer of GeoLogistics Corporation from 2002 where he led a successful turnaround of the company’s profitability and the sale of the company in September 2005. Prior to his tenure at GeoLogistics, Mr. Flynn served as Senior Vice President at CSX Transportation from 2000 to 2002. Mr. Flynn spent over 20 years with Sea-Land Service, Inc., a global provider of container shipping services, serving in roles of increasing responsibility in the U.S., Latin America, and Asia. He ultimately served as head of the company’s operations in Asia.

Board Skills and Qualifications: Capital Structure; Civil and Governmental Aviation; Corporate Governance; Finance, Accounting and Risk Management; Global Operations; International Trade; Legal, Regulatory and Government Affairs; Mergers and Acquisitions; Military Affairs; Current/Previous Senior Executive Experience; Supply Chain and Procurement; Public-Company Board Experience; Sales and Marketing; Strategic Planning; Transportation and Security

Duncan J. McNabb

Lead Independent Director
Age: 67
Director since: 2012

Committees:
Audit
Nominating and Governance

Other Public Company Directorships:

AAR Corp.

Previous Public Company Directorships (last 5 years):

None

Other Activities:

Chairman of the Airlift/Tanker Association

Chairman of Government Security Committee of AT Kearney Public Sector & Defense Services

Co-Founder and Managing Partner of Ares Mobility Solutions, Inc.

Director of Elbit Systems of America
Former director of AdvanTac Technologies

Background: General Duncan J. McNabb, Retired, U.S. Air Force, served as Commander of the United States Air Mobility Command from 2005 to 2007 and Commander of the United States Transportation Command (USTRANSCOM) from 2008 until his retirement from the Air Force in December 2011. USTRANSCOM is the single manager for air, land, and sea transportation for the Department of Defense (DOD). He also served as DOD’s Distribution Process Owner, overseeing DOD’s end-to-end supply chain, transportation, and distribution to our armed forces worldwide. Mr. McNabb commanded more than $56 billion in strategic transportation assets, over 150,000 service personnel and a worldwide command-and-control network. A graduate of the United States Air Force Academy and Air Force pilot, he flew more than 5,600 hours in transport and rotary aircraft, including the C-17. Mr. McNabb has held command and staff positions at squadron, group, wing, major command and DOD levels. During his over 37-year military career, Mr. McNabb also served as the Air Force Deputy Chief of Staff for Plans and Programs with responsibility for all Air Force programs and over $500 billion in funding over the Air Force’s Five-Year Defense Plan (FYDP). He later served as Director of Logistics on the Joint Staff and was responsible for operational logistics and strategic mobility support to the Chairman of the Joint Chiefs and the Secretary of Defense. Before his final command at USTRANSCOM, Mr. McNabb served as the 33rd Vice Chief of Staff of the Air Force.

Board Skills and Qualifications: Civil and Governmental Aviation; Corporate Governance; Cybersecurity and Information Technology; Global Operations; International Trade; Legal, Regulatory and Government Affairs; Military Affairs; Supply Chain and Procurement; Public-Company Board Experience; Strategic Planning; Transportation and Security

Timothy J. Bernlohr

Independent Director
Age: 61
Director since: 2006

Committees:
Audit (Chair)
Nominating and Governance

Other Public Company Directorships:
WestRock Company

International Seaways, Inc.

Skyline Champion Corporation

Previous Directorships (last 5 years):

Chemtura Corporation

The Cash Store Financial Services, Inc.

Overseas Shipholding Group, Inc.

Rock-Tenn Company

Background: Mr. Bernlohr is the founder and managing member of TJB Management Consulting, LLC, which specializes in providing project-specific consulting services to businesses in transformation, including restructurings, interim executive management and strategic planning services (TJB Management Consulting is a privately held business). Mr. Bernlohr founded the consultancy in 2005. Mr. Bernlohr was President and Chief Executive Officer of RBX Industries, Inc., which was a nationally recognized leader in the design, manufacture, and marketing of rubber and plastic materials to the automotive, construction, and industrial markets, until it was sold in 2005. Prior to joining RBX in 1997, Mr. Bernlohr spent 16 years in the International and Industry Products divisions of Armstrong World Industries, where he served in a variety of management positions.

Board Skills and Qualifications: Capital Structure; Corporate Governance; Finance, Accounting and Risk Management; Legal, Regulatory and Government Affairs; Mergers and Acquisitions; Current/Previous Senior Executive Experience; Supply Chain and Procurement; Sales and Marketing; Strategic Planning; Transportation and Security

Charles F. Bolden, Jr.

Independent Director
Age: 73
Director since: 2017

Committees:
Audit

Other Public Company Directorships:

None

Previous Public Company Directorships (last 5 years):

None

Other Activities:

Director of Blue Cross/Blue Shield of South Carolina

Member of the Advisory Committees of the UAE Space Agency and the Kingdom of Saudi Arabia Space Commission

Background: Major General Charles F. Bolden, Jr., Retired, U.S. Marine Corps, served as the 12th Administrator of the National Aeronautics and Space Administration (NASA) from July 2009 to January 2017. As Administrator, he led a nationwide NASA team to advance the missions and goals of the U.S. space program. General Bolden’s 34-year career with the U.S. Marine Corps also included 14 years as a member of NASA’s Astronaut Office. After joining the Office in 1980, General Bolden traveled to orbit four times aboard the space shuttle between 1986 and 1994, commanding two of the missions and piloting two others. His flights included deployment of the Hubble Space Telescope and the first joint U.S.-Russian shuttle mission, which featured a cosmonaut as a member of his crew. General Bolden left NASA in 1994 and returned to the operating forces of the Marine Corps. His final duty was as Commanding General of the 3rd Marine Aircraft Wing, Miramar, Calif.

Board Skills and Qualifications: Civil and Governmental Aviation; Corporate Governance; Cybersecurity and Information Technology; Global Operations; Military Affairs; Public-Company Board Experience; Strategic Planning; Transportation and Security

John W. Dietrich

President and CEO
Age: 55
Director since: 2020

Other Public Company Directorships:

None

Previous Public Company Directorships (last 5 years):

None

Other Activities:

Chairman of the National Defense Transportation Association

Director of Airlines for America

Director of the National Air Carrier Association

Background: Mr. Dietrich became our President and Chief Executive Officer in January 2020. He was also elected to our Board of Directors at such time. Prior to January 2020, he served as our President and Chief Operating Officer from July 2019 and our Executive Vice President and Chief Operating Officer from September 2006. During the period of March 2003 to September 2006, Mr. Dietrich held a number of senior executive positions in the Company, including Senior Vice President, General Counsel, Chief Human Resources Officer, Corporate Secretary, head of the Corporate Communications function, and President of Atlas Air, Inc. Mr. Dietrich joined Atlas in 1999 as Associate General Counsel. Prior to joining us, he was a litigation attorney at United Airlines from 1992 to 1999, where he focused on employment and commercial litigation issues. He also serves as Chairman of the National Defense Transportation Association, a director of Airlines for America, and a director of the National Air Carrier Association. Mr. Dietrich earned a Bachelor’s of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from the University of Illinois at Chicago John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

Board Skills and Qualifications: Capital Structure; Civil and Governmental Aviation; Corporate Governance; Current/Previous Senior Executive Experience; Global Operations; International Trade; Legal Regulatory and Government Affairs; Mergers and Acquisitions; Military Affairs; Strategic Planning; Supply Chain and Procurement; Transportation and Security

Bobby J. Griffin

Independent Director
Age: 71
Director since: 2016

Committees:
Compensation
Nominating and Governance (Chair)

Other Public Company Directorships:

Hanesbrands Inc.

United Rentals, Inc.

WESCO International, Inc.

Previous Public Company Directorships (last 5 years):

None

Background and Experience: Mr. Griffin served as President – International Operations for Ryder System, Inc., a global provider of transportation, logistics and supply chain management solutions from 2005 to 2007. Beginning in 1986, Mr. Griffin served in various other management positions with Ryder, including as Executive Vice President – International Operations from 2003 to 2005 and Executive Vice President – Global Supply Chain Operations from 2001 to 2003. Prior to Ryder, Mr. Griffin was an executive at ATE Management and Service Company, Inc., which was acquired by Ryder in 1986.

Board Skills and Qualifications: Corporate Governance; Current/Previous Senior Executive Experience; Global Operations; International Trade; Mergers and Acquisitions; Public-Company Board Experience; Supply Chain and Procurement; Strategic Planning; Transportation and Security

Carol B. Hallett

Independent Director
Age: 82
Director since: 2006

Committees:
Compensation (Chair)
Nominating and Governance

Other Public Company Directorships:

None

Previous Public Company Directorships (last 5 years):

None

Other Activities:

Of Counsel, U.S. Chamber of Commerce

Current member of the Customs Oversight Advisory Committee

Former director of GAS Government Solutions, Inc.

Former director of Rolls Royce-North America

Background: Ms. Hallett has been of counsel at the U.S. Chamber of Commerce since 2003 and served as a member of the U.S. Chamber Foundation Board of Directors from 2003 to 2015. From 1995 to 2003, Ms. Hallett was President and Chief Executive Officer of the Air Transport Association of America (ATA), the nation’s oldest and largest airline trade association, now known as the Airlines for America (A4A). Prior to joining the ATA, Ms. Hallett served as senior government relations advisor with Collier, Shannon, Rill & Scott from 1993 to 1995. From 2003 to 2004, she was chair of Homeland Security at Carmen Group, Inc., where she helped develop the homeland security practice for the firm. From 1986 through 1989, Ms. Hallett served as United States Ambassador to the Commonwealth of the Bahamas. From 1989 to 1993, she was Commissioner of the United States Customs Service.

Board Skills and Qualifications: Civil and Governmental Aviation; Global Operations; International Trade; Legal, Regulatory and Government Affairs; Military Affairs; Supply Chain and Procurement; Public-Company Board Experience; Strategic Planning; Transportation and Security

Jane H. Lute

Independent Director
Age: 63
Director since: 2018

Committees:
Compensation

Other Public Company Directorships:

Marsh & McLennan Companies, Inc.

Union Pacific Corporation

Previous Public Company Directorships (last 5 years):

None

Other Activities:

Director of Atlantic Council and the Center for Internet Security

Background and Experience: Ms. Lute is the President and CEO of SICPA North America, a company that specializes in providing solutions to protect the integrity and value of products, processes, and documents. Ms. Lute also serves as Special Advisor to the Secretary-General of the United Nations, where she has held several positions in peacekeeping and peace building. Previously, Ms. Lute served as Deputy Secretary for the U.S. Department of Homeland Secretary from 2009-2013. She also served as Chief Executive Officer of the Center for Internet Security (CIS), an operating not-for-profit organization and home of the Multi-State Information Sharing and Analysis Center (MS-ISAC), providing cybersecurity services for state, local, tribal and territorial governments. Ms. Lute has served on several international commissions focused on cybersecurity and the future of the Internet. She began her distinguished career in the United States Army and served on the National Security Council staff under both Presidents George H.W. Bush and William Jefferson Clinton. Ms. Lute holds a Ph.D. in political science from Stanford University and a J.D. from Georgetown University. She is a member of the Virginia bar.

Board Skills and Qualifications: Cybersecurity and Information Technology; Corporate Governance; Global Operations; Legal, Regulatory and Government Affairs; Military Affairs; Current/Previous Senior Executive Experience; Public-Company Board Experience

Sheila A. Stamps

Independent Director
Age: 62
Director since: 2018

Committees:
Audit

Other Public Company Directorships:

CIT Group, Inc. and its wholly-owned subsidiary, CIT Bank N.A.

Previous Public Company Directorships (last 5 years):

None

Other Activities:

Director of IES Abroad

Former Commissioner and Audit Committee Chair of the New York State Insurance Fund

Member of the Board Advisory Services Faculty of the National Association of Corporate Directors (NACD)

NACD Board Leadership Fellow

Background and Experience: Ms. Stamps, has a diversity of strategic and financial experience including governance oversight of aviation businesses. She previously served as Executive Vice President at DBI, LLC, a private mortgage investment company, from 2011 to 2012. She served from 2008 to 2011 as Director of Pension Investments and Cash Management at New York State Common Retirement Fund, and from 2004 to 2005 as a Fellow at the Weatherhead Center for International Affairs at Harvard University. Prior to this, Ms. Stamps served as a Managing Director and Head of Relationship Management, Financial Institutions at Bank of America. From 1982 to 2003, she held a number of executive positions both domestic and international with Bank One Corporation (now JPMorgan), including Managing Director and Head of European Asset-Backed Securitization and a member of the EMEA Strategic Operating Committee. Ms. Stamps holds an MBA from the University of Chicago and a CERT Certificate in Cybersecurity from Carnegie Mellon.

Board Skills and Qualifications: Capital Structure; Corporate Governance; Cybersecurity and Information Technology; Finance, Accounting and Risk Management; Mergers and Acquisitions; Regulatory and Government Affairs; Sales and Marketing; Strategic Planning; Current/Previous Senior Executive Experience; Public-Company Board Experience

John K. Wulff

Independent Director
Age: 71
Director since: 2016

Committees:
Audit
Compensation

Other Public Company Directorships:

Celanese Corporation
Hexion Holdings Corporation

Previous Public Company Directorships (last 5 years):

Chemtura Corporation

Moody’s Corporation

Sunoco, Inc.

Other Activities:

Former Financial Accounting Standards Board member

Background and Experience: Mr. Wulff is the former Chairman of the board of directors of Hercules Incorporated, a specialty chemicals company, a position he held from July 2003 until Ashland Inc.’s acquisition of Hercules in November 2008. Mr. Wulff was previously Chief Financial Officer of Union Carbide Corporation, a chemical and polymers company, from 1996 to 2001. During his 14 years at Union Carbide, he also served as Vice President and Principal Accounting Officer from January 1989 to December 1995, and Controller from July 1987 to January 1989. Mr. Wulff was also a partner of KPMG LLP and predecessor firms from 1977 to 1987.

Board Skills and Qualifications: Finance, Accounting and Risk Management; Current/Previous Senior Executive Experience; Governmental and Regulatory; Capital Structure; Corporate Governance; Global Operations; Mergers and Acquisitions; Public- Company Board Experience; Strategic Planning

Executive Officers

John W. Dietrich. Mr. Dietrich, age 55, became our President and Chief Executive Officer in January 2020. He was also elected to our Board of Directors at such time. Prior to January 2020, he served as our President and Chief Operating Officer from July 2019 and our Executive Vice President and Chief Operating Officer from September 2006. In addition, he was President and Chief Operating Officer of Atlas Air, Inc. from October 2014 to December 2019. During the period from March 2003 to September 2006, Mr. Dietrich held a number of senior executive positions in the Company, including Senior Vice President, General Counsel, Chief Human Resources Officer, Corporate Secretary and head of the Corporate Communications function. Mr. Dietrich joined Atlas in 1999 as Associate General Counsel. Prior to joining us, he was a litigation attorney at United Airlines from 1992 to 1999, where he provided legal counsel to all levels of management, particularly on employment and commercial litigation issues. He also serves as a Chairman of the National Defense Transportation Association and a director of the National Air Courier Association. Mr. Dietrich earned a Bachelors of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from the University of Illinois at Chicago John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

James Forbes. Mr. Forbes, age 62, was elected our Executive Vice President and Chief Operating Officer in January 2020. He also serves as Executive Vice president and Chief Operating Officer of Atlas Air, Inc. and Southern Air, Inc. Prior to January 2020, he was Senior Vice President and Chief Operating Officer of Southern Air, Inc. from April 2016. Mr. Forbes has over 30 years of aviation operating experience, including more than 20 years with the Company. He joined us in 1997 as Senior Director of Ground Operations, where he helped construct the global infrastructure upon which we have grown. He became Vice President, Worldwide Ground Operations in 2001, overseeing station operations for all of Atlas Air, Inc. and Polar Air Cargo, Inc. In 2008, Mr. Forbes was named Senior Vice President for System Performance and Quality at Polar, where he led the transformation of an all-cargo network into a leading on-time express operation that supports DHL’s worldwide air network. He held that position until April 2016 when he was transferred to Southern Air to lead that company’s operations.

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

Spencer Schwartz. Mr. Schwartz, age 53, has been Executive Vice President since January 2014 and Chief Financial Officer since June 2010. Prior to January 2014, he was Senior Vice President from June 2010. Prior to June 2010, he was our Vice President and Corporate Controller from November 2008. Mr. Schwartz joined us from MasterCard Incorporated, where he was employed for over 12 years and served as Group Head of Global Risk Management; Senior Vice President and Business Financial Officer; Senior Vice President, Corporate Controller and Chief Accounting Officer; and Vice President of Taxation. Prior to joining MasterCard, Mr. Schwartz held financial positions of increasing responsibility with Price Waterhouse LLP (now PricewaterhouseCoopers LLP) and Carl Zeiss, Inc. Mr. Schwartz earned a Bachelor's degree in Accounting from The Pennsylvania State University and a Master's degree in Business Administration, with a concentration in management, with honors, from New York University’s Leonard N. Stern School of Business. He is a certified public accountant.

Keith H. Mayer. Mr. Mayer, age 55, has been Senior Vice President and Chief Accounting Officer since January 2018 and Corporate Controller since November 2010. Prior to January 2018, he was Vice President since November 2010. Mr. Mayer joined us from PepsiCo, Inc. (“PepsiCo”).  In his most recent role at PepsiCo, he served as Chief Financial Officer of an international coffee partnership between PepsiCo and Starbucks Corporation. Mr. Mayer also served PepsiCo in a variety of roles since 1999, including Director of External Reporting, Assistant Controller for PepsiCo International, Senior Group Manager of Financial Accounting for Frito-Lay North America, and Group Manager of Technical Accounting. Prior to joining PepsiCo, Mr. Mayer held financial positions of increasing responsibility with Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP). Mr. Mayer earned a Bachelor's degree in Accounting from the University of Bridgeport where he graduated magna cum laude. He is a certified public accountant.

Executive Officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board of Directors or until their successors are elected and have qualified. There are no family relationships among our Directors or Executive Officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain of our executive officers, as well as our Directors and persons who own more than 10% of a registered class of AAWW’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of the reporting forms received by us or written representations from reporting persons, we believe that during the last fiscal year all executive officers and Directors complied with their filing requirements under Section 16(a) for all reportable transactions during the year.

Code of Ethics Applicable to the Chief Executive Officer, Senior Financial Officers and Members of the Board of Directors

We have a long-standing commitment to conduct our business with the highest ethical principles. We have adopted a Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and Members of the Board of Directors that includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties. The Code of Ethics is monitored by our Audit Committee, which reviews the Code of Ethics annually. Any person who wishes to obtain a copy of our Code of Ethics may do so by writing to the Office of the Secretary, Atlas Air Worldwide Holdings, Inc., 2000 Westchester Avenue, Purchase, NY 10577. A copy of the Code of Ethics is available in the “About Us – Structure and Governance” section of our website at www.atlasairworldwide.com.

Audit Committee

The Audit Committee of the Board of Directors currently consists of five outside Directors: Messrs. Bernlohr (Chairman), Bolden, McNabb and Wulff and Ms. Stamps, each of whom is an independent Director within the meaning of the applicable rules and regulations of the SEC and NASDAQ (see also “Director Independence” below). The Board has determined that Messrs. Bernlohr and Wulff and Ms. Stamps are “audit committee financial experts” as defined under applicable SEC rules.

The Audit Committee’s primary function, as set forth in its written charter (available on our website at www.atlasairworldwide.com in the “About Us – Structure and Governance” section) is to assist the Board in overseeing the:

•	Quality and integrity of the financial statements of the Company;

•	Qualifications and independence of our independent registered public accounting firm;

•	Performance of the Company’s internal audit function and independent registered public accounting firm;

•	Compliance with legal and regulatory requirements by the Company; and

•	Effectiveness of the Company’s financial reporting process, disclosure practices and systems of internal controls.

The Audit Committee is also responsible for appointing the independent registered public accounting firm, approving, in advance, audit and permitted non-audit services in accordance with the Committee's pre-approval policy (see also "Pre-approval Policies and Procedures" below" and overseeing the Company’s Code of Ethics as described above and related party transactions. The Audit Committee held four in-person meetings and four telephonic meetings in 2019.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Committee

Duties and Responsibilities

The Board’s Compensation Committee assists the Board in discharging and performing its duties regarding the compensation of our executives, including our Named Executive Officers ("NEOs"), executive succession planning, and other matters. The Compensation Committee is also the administrator of our long-term incentive award and annual bonus plans.

The Compensation Committee is also responsible for:

•	Reviewing, evaluating and establishing compensation plans, programs and policies for, and reviewing and approving the total compensation of, our senior executives at the level of executive vice president and above, including our CEO;

•	Monitoring the search for, and approving the proposed compensation for, all senior executives at the level of executive vice president and above and periodically reviewing and making recommendations to the full Board regarding the compensation of Directors; and

•	Retaining and overseeing the independent compensation consultant that provides advice regarding executive and Director compensation matters.

Processes and Procedures

Following approval of the annual budget, either before or during the first quarter of each year, the Committee establishes the minimum financial performance objective required before any annual incentive award payment may be made, as well as the year’s objectives for financial, on-time customer service reliability and individual performance goals and objectives for senior executives. All are taken into account in setting the performance range for each such executive and ultimately in determining the amount of each such executive’s annual award payment, if any. The Compensation Committee establishes these criteria, with the advice of the independent compensation consultant and outside counsel, as appropriate, after reviewing information submitted to the Compensation Committee by the CEO and General Counsel (at the request of the Compensation Committee). Our CEO and General Counsel also provide information to the Committee regarding annual and long-term incentive plans that the Compensation Committee considers, with the advice of the independent compensation consultant and outside counsel, in its determination of awards under those plans.

The Compensation Committee is required by its charter to meet at least four times annually. During 2019, the Compensation Committee held four in-person meetings and six telephonic meetings and acted once by written consent. In 2019, the Compensation Committee consisted of four outside Directors, Ms. Hallett (Chair), Mr. Wulff, Mr. Griffin and Ms. Lute, each of whom is an independent Director within the meaning of applicable SEC and NASDAQ rules.

Compensation Determination Process

The Compensation Committee has primary responsibility for determining and approving, on an annual basis, the compensation of our CEO and other executive officers. The Compensation Committee receives information and advice from its independent compensation consultant, independent legal counsel, as well as from our human resources, finance and legal departments and management to assist in compensation determinations.

•	Role of Independent Compensation Consultant

•	The Compensation Committee has engaged the services of Pay Governance, which reported directly to the Compensation Committee and provided no other services to the Company or any of its affiliates. For 2019, the Compensation Committee assessed the independence of Pay Governance pursuant to the SEC and Nasdaq rules and concluded that no conflict of interest existed that would prevent Pay Governance from independently representing the Compensation Committee.

•	Pay Governance provides advice and analysis to the Compensation Committee on the design, structure and level of executive and director compensation, and, when requested by the Compensation Committee, attends meetings of the Compensation Committee and participates in executive sessions without members of management present. The independent compensation consultant reports directly to the Compensation Committee, and the Compensation Committee reviews, on an annual basis, the independent compensation consultant’s performance and provides the independent compensation consultant with direct feedback on its performance.

•	Role of Our Senior Executives

•	While the Compensation Committee has the responsibility to approve and monitor all compensation for our executive officers, management plays an important role in determining executive compensation. Management, at the request of the Compensation Committee, recommends financial goals that drive the business and works with Pay Governance to analyze competitive market data and to recommend compensation levels for our executive officers. Our CEO and General Counsel likewise assist the Compensation Committee by providing their evaluation of the performance of our other executive officers and recommending compensation for NEOs other than themselves, based on individual performance. Any individual whose performance or compensation is to be discussed at a Compensation Committee meeting does not attend such meeting (or the applicable portion of such meeting) unless specifically invited by the Compensation Committee, and the CEO is not present during voting or deliberations regarding his compensation.

The Committee’s Risk Assessment of Our Compensation Policies

The Compensation Committee is aware of the need to routinely assess the Company’s compensation policies and practices as they relate to the Company’s risk management and whether the structure and administration of the Company’s compensation and incentive programs could promote imprudent in excessive risk-taking. With the support of Pay Governance, the Compensation Committee considered the structure and administration of our compensation program and determined that our program is appropriately balanced and does not promote imprudent or excessive risk-taking. Significant factors contributing to their conclusion included:

•	Extent of oversight. The Compensation Committee, with support supplied from members of management, regularly reviews the performance of our compensation plans.

•	Governance. Oversight roles are clearly defined throughout the Company to ensure that pay plans are aligned with business goals and risk tolerances, stress tested under realistic assumptions, and balanced between corporate standards and business-unit autonomy.

•	Risk profile and balance within the incentive structure. Our plans are designed by the Compensation Committee to appropriately balance fixed and variable pay, cash and equity, short- and long-term incentives, and corporate, business-unit and individual performance goals.

•	Plan design. Our plans are designed to avoid such features as overly steep incentive slopes, unreasonable goals or thresholds that may incentivize unnecessary risk-taking, uncapped payouts, rigidly formulaic awards, undue focus on any one element of compensation, and misaligned timing of payouts and we maintain risk mitigating features including the Compensation Committee’s retained discretion with respect to assessing awards, clawbacks, and shareholding requirements.

•	Performance metrics. Performance metrics reflect risk and use of capital, quality and sustainability of results and do not provide an incentive to management to seek short-term results that encourage high-risk strategies designed to exact short-term results at the expense of long-term performance and value. Starting with long-term incentive awards issued in 2018, such awards contain a direct shareholder-return metric, as described in more detail in the Compensation Discussion and Analysis section. In addition, beginning with awards granted in 2020, to further align our interests with those of our shareholders, we added a Liquidity performance metric to our Annual Incentive Plan (based on cash, cash equivalents, restricted cash, and unused availability under our revolving credit agreement) to ensure that the Company maintains an adequate and appropriate level of liquidity.

•	Individual performance. Annual incentive awards are determined, in part, based on the Compensation Committee’s evaluation of individual performance and contributions. Further, the Compensation Committee may exercise a certain amount of discretion in approving final award payouts, which mitigates the potential for inappropriate risk-taking that can result from a strict application of formulaic compensation arrangements.

•	Clawback policy. The Compensation Committee has adopted a clawback policy, pursuant to which, the Company may seek to recoup certain incentive-based compensation in the event the Company is required to restate its publicly reported financial statements due to material noncompliance with any financial reporting requirement under the securities laws as a result of misconduct.

Compensation Overview

Notwithstanding a challenging airfreight environment in 2019, our results reflected a fourth-quarter peak season that included a pickup in customer demand and improved yields compared with the middle of the year. They also reflected our team coming together to deliver the high-quality services that our customers appreciate.

We flew our highest block hours ever, and we delivered record operating revenue.

On a reported basis, our full-year results reflected a loss from continuing operations, net of taxes, which included a noncash special charge of $638.4 million ($503.1 million after tax), partially offset by an unrealized gain on financial instruments of $75.1 million.

On an adjusted basis, we generated earnings that were among the best in company history.

Both our reported and adjusted results reflected the impact on global airfreight and economic conditions of tariffs, trade tensions and geopolitical unrest in certain South American countries, together with certain labor-related service disruptions. These market factors resulted in lower commercial cargo yields and lower utilization of our 747-400 ACMI and Charter aircraft. As a result, and in accordance with U.S. accounting standards, we recorded a noncash special charge for the write-down of our 747-400 freighter fleet, as well as the disposition of certain nonessential Dry Leasing aircraft and engines.

In 2019, we continued to execute on strategic initiatives to enrich our business mix, expand our customer base, generate cost savings through operating efficiencies and other continuous improvement initiatives, and enhance our portfolio of assets and services. Our results reflected the leadership of our ACMI and Charter businesses, the annuity-like contribution of our Dry Leasing business, progress in our efficiency and productivity initiatives, and the introduction of 11 aircraft to our operating fleet during the year in response to customer demand for our services.

Positioned for 2020 and Beyond

Though these are extraordinary times, with the future uncertainty caused by the novel coronavirus, we believe Atlas Air Worldwide is well-positioned for continued success in 2020 and beyond.

We have driven substantial growth in our business over the past several years, establishing a solid platform from which to capitalize on our achievements and our future opportunities.

Airfreight serves the global community by keeping necessary goods flowing at very important times of need. Airfreight is also a vital element in a modern, global economy, fostering international trade, providing efficient access to markets, and contributing to global economic development.

As history has taught us through other crises, airfreight plays a key role in not only delivering relief supplies in times of need, but also in facilitating the movement of goods as the global supply chain rebalances. In fact, airfreight typically rebounds more quickly during periods of economic recovery.

In the near term, we are currently accommodating special charter demand, and we are well-prepared for the anticipated surge of volumes once business and economic conditions recover.

Looking ahead, we have a strong core of long-term customers and will continue to play an important role in their operating networks, especially as they navigate challenging times.

We have a strategic focus on faster-growing global airfreight markets, and will continue to leverage our significant commercial charter business to capitalize on demand.

Together with the exceptional teamwork of our employees and the guidance of our Board of Directors, Atlas Air Worldwide remains innovative, adaptive and forward-looking – leading the outsourced aviation sector, driving ahead with our strategic initiatives, serving the needs of the global community and delivering value to our customers and shareholders.

2019 Executive Leadership Changes

Fiscal 2019 was a period of change for us as we announced that William J. Flynn would retire from his role as our President and Chief Executive Officer. Mr. Flynn stepped down as President of the Company effective as of June 30, 2019; and, effective as of January 1, 2020 (the “Transition Date”), he retired from his position as Chief Executive Officer. Upon his retirement, Mr. Flynn also no longer served as an executive, officer or employee of any of our subsidiaries or affiliates. In connection with Mr. Flynn’s retirement, the Board appointed John W. Dietrich, our then-current Executive Vice President and Chief Operating Officer, to serve as our President and Chief Operating Officer effective as of July 1, 2019; and, effective as of the Transition Date, Mr. Dietrich began serving as our President and Chief Executive Officer (collectively, the “Leadership Transition”). Mr. Dietrich has over 30 years of experience in the aviation and air cargo industries, including more than 20 years with the Company. During his tenure with the Company, Mr. Dietrich has served as our Chief Operating Officer, General Counsel, Corporate Secretary, Chief Communications Officer, and Chief Human Resources Officer.

After stepping down as President of the Company, Mr. Flynn continued to serve as a Director, and was appointed the Chairman of the Board on August 22, 2019 following the passing of our prior Board Chairman, Robert F. Agnew.

In addition, in October 2019 we announced that effective January 1, 2020, James A. Forbes would succeed Mr. Dietrich and be promoted to Executive Vice President and Chief Operating Officer. Mr. Forbes has been employed with the Company for over 20 years and brings exceptional qualifications to his new role. Prior to being promoted, Mr. Forbes was Senior Vice President, Chief Operating Officer for our airline Southern Air and was responsible for all aspects of the day-to-day Southern Air operation, including flight, ground and technical operations, as well as safety, performance and customer satisfaction. He also previously held executive positions in operations for our airlines Atlas Air and Polar Air Cargo.

William J. Flynn Transition Agreement

In connection with his retirement, Mr. Flynn entered into a transition agreement with the Company (the “Transition Agreement”), effective as of July 1, 2019, which restated the existing entitlements he would receive upon his retirement pursuant to his employment agreement and other Company benefit plans and programs in which he participated at the time of his retirement. The Compensation Committee did not amend Mr. Flynn’s compensation package in 2019 as it related to his retirement. Such package had been approved years prior to the announcement of his retirement.

In the Transition Agreement, Mr. Flynn reaffirmed the two-year post-termination non-solicitation and one-year post-termination non-competition provisions in his employment agreement. The Transition Agreement also contains customary restrictive covenants related to trade secrets, confidential information, company property, and non-disparagement, and required that Mr. Flynn execute a general release of claims on his last day of employment.

John W. Dietrich Employment Agreement

On July 1, 2019, we entered into an employment agreement with Mr. Dietrich pursuant to which he became our President and remained our Chief Operating Officer through December 31, 2019. As noted above, as of January 1, 2020 Mr. Dietrich became our President and Chief Executive Officer. In negotiating such arrangements the Compensation Committee received information, analysis and advice from Pay Governance and independent legal counsel. In developing the compensation arrangement for Mr. Dietrich, the Compensation Committee and Board considered the same executive compensation objectives and competitive positioning used for our other executives and also took this as an opportunity to reset his compensation levels to that of a new Chief Executive Officer. Given his breadth of experience in the aviation industry and at our Company, his business acumen, and his experience in many elements of the business, among other things, Mr. Dietrich’s compensation package was set at a level that is approximately 75% of the compensation that Mr. Flynn was eligible to receive prior to his retirement. The key compensation elements of Mr. Dietrich’s employment agreement are described in the section entitled “Employment Agreements—John W. Dietrich.” Mr. Dietrich did not receive a one-time cash payment or inducement equity awards in connection with his promotion.

The Compensation Committee and independent Directors believe that the compensation arrangement provided to Mr. Dietrich is reflective of the talent and experience he brings us, is competitive and represents an appropriate mix of annual and long-term incentives with a substantial portion of such compensation tied to the attainment of performance goals and stock price appreciation as a result of the Total Shareholder Return ("TSR") modifier in our long-term incentive program, and as a result directly links pay and performance. A description of the material terms of Mr. Dietrich’s employment agreement, including payments and benefits to be provided to Mr. Dietrich in the event his employment is terminated by us without “cause” or by Mr. Dietrich for “good reason” is set forth in the “Employment Agreement” section below.

Direct Link between Compensation and Business Strategy

Our compensation programs are designed to drive achievement of our business strategies and provide competitive opportunities, principally dependent on the successful achievement of performance goals closely tied to Company performance, as exemplified by the features set forth below.

Annual Incentives
Company Performance Metric		NEO Performance Metric
Company Financial Performance – Adjusted Net Income* (and for 2020 Liquidity)	➨	Adjusted Net Income Liquidity (for 2020)
Customer On-Time Performance – Stringent standards specified under customer contracts	➨	Customer On-Time Reliability
Company Business Plan and Strategic Initiatives	➨	Individual Performance Objectives (based heavily on annually set corporate strategic objectives)
Long-Term Incentives – PSUs and Performance Cash
EBITDA Growth	➨	EBITDA Growth
Return on Invested Capital	➨	Return on Invested Capital
TSR	➨	Comparative TSR

*	We use Adjusted Net Income (“ANI”) to measure our financial results. ANI excludes certain noncash income and expenses and items impacting year-over-year comparisons of our results, providing useful information in evaluating our annual financial results. In addition, as a result of warrant accounting, our diluted shares outstanding fluctuate as a function of our share price throughout the year, making an absolute metric such as ANI more useful for our investors and analysts than a per-share metric.

Our compensation program continues to evolve as we focus on ensuring that executive pay is well aligned with Company performance. In order to further coordinate our compensation program with Company and shareholder interests, and to take into consideration the potential impact that tariffs, trade tensions, geopolitical unrest, labor related service disruptions, and costs associated with COVID-19 may continue to have on Company performance, for the 2020 program year the Compensation Committee, with advice from its independent compensation consultant, approved the addition of Liquidity as an additional Company financial performance metric under our Annual Incentive Plan to ensure that the Company maintains an adequate and appropriate level of liquidity. As we continue to enhance and refine our compensation programs, we, together with the members of our Compensation Committee, look forward to continuing our open dialogue with our shareholders during our shareholder engagement process on these and other matters.

Say on Pay & Shareholder Engagement

2019 Say on Pay Results. Our 2019 Say on Pay vote received the support of approximately 92% of our shareholders, which was viewed positively by our Compensation Committee and management.

Shareholder Engagement. Routine and consistent investor outreach is fundamental to our commitment to engagement, communication, and transparency with our shareholders. Throughout the year, we proactively maintain relationships with our largest institutional shareholders, which represent over two-thirds of our outstanding shares, and make efforts to be in contact with as many shareholders as possible, to solicit feedback and ensure our Board and management have insight into the issues that are most important to our shareholders so that we can better understand our shareholders’ perspectives and consider ideas for improvements to, among other things, our corporate governance, sustainability and executive compensation practices. During all shareholder outreach meetings, AAWW sought input on proactively developed proposed changes to our pay program and practices.

Enhancements to Address Shareholder Feedback. We received many supportive and positive comments on the Company’s direction (both from a business growth and governance perspective), the pay program changes that have been implemented in recent years, and our Board and committee rotation/refreshment and outlook. The tables below highlight the executive compensation changes made in response to specific shareholder feedback as part of our Compensation Committee’s robust efforts to be responsive to items of importance to our shareholders.

How We Incorporate Pay-for-Performance into Our Compensation Programs

Our Compensation Committee believes that our compensation practices have played a key role in our steady operating and financial results during transformative growth periods such as those experienced from 2016 through 2018, and the more challenging times experienced generally in the global freight industry in 2019. Our compensation programs are designed to drive achievement of our business strategies and provide competitive opportunities, principally dependent on the successful achievement of performance goals closely tied to Company performance. The performance metrics within the executive compensation program are designed to drive the achievement of key business, financial, on-time customer, and operational annual and long-term results, in addition to individual contributions.

The Compensation Committee achieves its pay-for-performance goals by:

•	Aligning annual incentives with key annual financial, on-time customer reliability, and operating objectives that directly tie to the Company’s strategy and holistic approach to achieving success. For example, for awards granted in 2020 we added a Liquidity metric to our AIP (based on cash, cash equivalents, restricted cash and unused availability under our revolving credit agreement) to further align elements of our compensation program with Company and shareholder interests of maintaining an adequate and appropriate level of liquidity.

•	Aligning long-term incentive awards with executive retention and our shareholders’ interests by basing awards on key Company financial metrics and long-term operating performance.

•	Balancing pay mix appropriately between fixed and variable pay, short- and long-term pay and performance metrics that are tied to business strategy that aligns with shareholder interests and long-term value creation, including the incorporation of a relative total shareholder return metric into long-term incentive awards beginning with awards granted in 2018.

Primary Components of NEO Compensation

The below table summarizes the three primary components of our NEOs’ compensation:

Elements of Pay	Form	Links to Performance	Purposes
Base Salary	Cash	Fixed annual compensation	■ Reviewed at least annually to consider changes in responsibility, experience, market competitiveness, and contributions to Company success
Annual Incentives	Cash	Adjusted Net Income Liquidity (for 2020) On-time customer reliability metrics Individual performance objectives

■     Derived from our annual operating plan (Adjusted Net Income)

Close alignment with shareholder interests

■     Strictly performance-based against measureable metrics

■     No payout if performance is below threshold

Long-Term Incentives	Performance Share Units (PSUs) and Performance Cash Awards	Growth in Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA growth”) Return on Invested Capital (“ROIC”) Relative TSR

■     Links NEO and long-term shareholder interests

■     Serves as a key retention tool and a strong long-term performance driver

■     Performance-based against measureable metrics; no payout guaranteed (all metrics)

■     Close alignment to shareholder returns via a relative metric (TSR)

■     Specifically responsive to shareholder feedback

	Restricted Stock Units (“RSUs”)	Alignment with shareholder returns	■ Multiyear long-term retention ■ Value tied to share price

Significant Portion of CEO Compensation Opportunity Performance-Based and/or At-Risk

We design our CEO’s compensation opportunity to be largely performance-based and at-risk. 69% of the maximum total CEO compensation opportunity in 2019 was designed to be based on attainment of performance metrics, including approximately 48.0% in the form of long-term multiyear opportunities and 21% in annual incentive opportunity. An additional 20.0% of compensation opportunity was granted in the form of RSUs with three-year vesting, resulting in 89% (at maximum levels) of CEO compensation opportunity being at risk.

Our CEO’s bonus opportunity has not been increased since 2010. Additionally, in response to shareholder feedback his long-term incentive opportunity was reduced to a 3.75 multiple of salary in 2014 and has not been increased since. In addition, in developing the compensation package of our new CEO, Mr. Dietrich, which became effective as of January 1, 2020, we set the total value of his compensation at a level that is approximately 75% of the compensation Mr. Flynn was eligible to receive prior to his retirement.

The addition of a comparative TSR modifier and other changes to performance-based long-term incentive awards results in significant compensation opportunity structured to be performance-based, as set forth below. The following charts illustrate our CEO’s total compensation opportunity in 2019, as well as the 2019 long-term incentive opportunity for our CEO (at target levels):

2019 Total CEO Compensation Opportunity	Long-Term Incentive Opportunity

Performance-Based Compensation - 83%	* Consists of 25% PSUs and 25% performance cash.

For overall LTI opportunity structure for all our NEOs, please see pages [45-50].

Best Practices and Risk Mitigation

The Compensation Committee is required by its charter to meet at least four times annually. During 2019, the Compensation Committee held four in-person meetings and six telephonic meetings and acted once by written consent. In 2019, the Compensation Committee consisted of four outside Directors, Ms. Hallett (Chair), Mr. Wulff, Mr. Griffin and Ms. Lute, each of whom is an independent Director within the meaning of applicable SEC and NASDAQ rules.

Through our compensation program design and related policies, we pursue the alignment of interests of our executives with those of our shareholders over a multiyear long-term basis and encourage thoughtful and appropriate business risk-taking.

The following table sets forth several of our compensation and corporate governance practices, which were primarily enacted in response to shareholder feedback and which reflect market best practices.

What We Do ✓	✓	Maintain robust stock ownership guidelines applicable to our executive officers and outside directors
	✓	Annually review our compensation programs to avoid encouraging excessively risky behavior
	✓	Conduct annual “say-on-pay” votes
	✓	Seek input from shareholders on our executive compensation program twice a year
	✓	“Clawback” of annual incentive compensation to discourage imprudent risk taking.
	✓	Strict “Double Trigger” equity vesting for all NEO LTI Awards
	✓	Include a comparative total shareholder return modifier to performance LTI Awards to further align payout with our stock price performance
	✓	A significant portion of NEO compensation is variable and tied to our financial performance, the performance of our stock price, or both
	✓	Management and the Compensation Committee regularly evaluate share utilization levels by reviewing the cost and dilutive impact of equity compensation

What We Don’t Do ×	×	No excise tax gross-ups for change in control payments
	×	No significant perquisites. We do not provide for items such as personal use of airplanes, Company-provided autos, and/or auto allowances or club dues
	×	No hedging or pledging shares. Strict prohibition on hedging and monetizing transactions involving Company securities and from engaging in certain speculative transactions in respect of Company securities. No waivers, preclearance or exceptions permitted
	×	No adjustments for shareholder buybacks

Discussion of Our Compensation Program

Components of Compensation

Three primary components for our NEOs’ compensation include (1) Base Salary, (2) Annual Incentives and (3) Long-Term Incentives. See “Primary Components of NEO Composition” below for additional details on our compensation components.

1. Base Salary

Purpose: Compensate executives for their leadership, management responsibility, experience, sustained high level of performance, and contribution to our success.

Process for setting salaries: The amount of any senior executive salary increase is determined by the Compensation Committee, in consideration of a number of factors, including but not limited to the nature and responsibilities of the position; level of performance of the individual; expertise of the individual; advice of the Compensation Committee’s independent compensation consultant, including survey data; and recommendations of the CEO (except regarding his own salary) and the General Counsel (except regarding his own salary).

Salary levels for NEOs are generally reviewed annually by the CEO and the Compensation Committee as part of the performance review process. Mr. Dietrich’s annual base salary increased from $715,000 to $775,000 as of July 1, 2019 to account for his increased roles and responsibilities upon becoming the Company’s President and Chief Operating Officer in connection with the Leadership Transition. The base salary of all other NEOs were not increased in 2019.

Performance-Based Compensation: Annual and Long-Term Incentive Compensation

The Compensation Committee takes a holistic approach to incentive compensation, using a combination of related short- and long-term performance-based incentives to encourage achievement of the Company’s annual, as well as longer-term, strategic goals. This approach has evolved as we consider and take into account the feedback we receive during our extensive shareholder engagement process.

At-Risk Philosophy:

The Compensation Committee believes that a significant portion of a senior executive’s compensation should be “at-risk,” based upon the Company’s financial and operating performance. Performance-based compensation aligns senior executive compensation with our goals for corporate financial and operating performance and encourages a high level of individual performance. For 2019, 89% of our CEO’s maximum total direct compensation opportunity (base salary and maximum payout opportunity of annual and long-term incentive awards granted in 2019) was performance-based. A significant portion of our CEO’s compensation is considered “at-risk” due to recent changes that we have made to our performance-based long-term incentive awards, which are described further below, including the addition of a Comparative TSR modifier.

2. Annual Incentive Program

Annual cash incentive compensation awards to our executives are made under our AIP. The AIP is a sub-plan and part of the Company’s 2018 Incentive Plan, as may be amended from time to time (the “2018 Plan”), which has been approved by shareholders. Bonuses are payable based on the achievement of the ANI, on-time customer reliability, and individual business objectives as further described below. As a preliminary matter, the Company must generate a threshold level of ANI for any award to become payable under the AIP. We believe that having an annual “at risk” compensation element gives all employees, including our NEOs, a financial stake in the achievement of our business objectives and motivates them to use their best efforts to ensure that we achieve those objectives.

Each of our executives is assigned a minimum threshold, target bonus opportunity and a maximum bonus opportunity. The 2019 bonus opportunity range for each executive is set forth in the table below:

Executive	Range of Bonus Opportunity as % of Base Salary (Threshold – Target – Maximum)
Mr. Flynn	75 – 100 – 200%
Mr. Dietrich*	71.4 – 95.2 – 190%
Mr. Steen	67.5 – 90 – 180%
Mr. Kokas	63.75 – 85 – 170%
Mr. Schwartz	63.75 – 85 – 170%

* Mr. Dietrich’s range of bonus opportunity reflects his increased AIP bonus opportunity due to his promotion to our President as of July 1, 2019, at which time his target bonus increased from 90% of his then current base salary to 100% of his then current base salary. Accordingly, the amounts above reflect the weighted average of Mr. Dietrich's bonus opportunity at the threshold, target and maximum levels for the year taking into account the increased opportunity due to his promotion.

How We Set Our AIP Incentive Metrics:

We base a significant portion of our executives’ compensation on the Company’s financial and operating performance to align senior executive compensation with our goals for corporate financial as well as operating performance and to encourage a high level of individual performance. The annual metrics upon which our incentive plans are structured are designed to drive, on an integrated basis, the achievement of key business, financial, on-time customer reliability, and operational annual results, as well as to recognize the individual contributions of our executives towards these goals. For awards granted in 2020, in addition to the metrics described below, we added a new Liquidity performance metric (based on cash, cash equivalents, restricted cash, and unused availability under our revolving credit agreement) to further align our compensation program with our shareholders’ interests of maintaining an adequate and appropriate level of liquidity.

In designing the annual incentive awards for our executives, the Compensation Committee considers the Board-approved annual budget, as well as short- and long-term strategic goals, and then designs the annual targets, including adjusted net income, around the Board-approved budget and strategic plan, which is consistent with the earnings framework that we provide publicly in our related earnings release. As described below, each of our AIP metrics is set at a challenging, rigorous level, which results in payouts only for strong performance.

Alignment Between Our Performance, Our Strategy and Our AIP Incentive Metrics:

Set forth below are the metrics used under our AIP performance incentive plans in 2019 to provide appropriate rewards for prudent risk-taking, key financial performance and objective results in support of our business strategy. In addition, we believe that our performance metrics align and underscore the link between incentive compensation and the successful execution of our business strategy, and reflect our ongoing commitment to a pay-for-performance compensation philosophy.

2019 Annual Incentives
Company Financial Performance Metrics	Weighting		Link to Company
Adjusted Net Income*	60%	•	Aligned with the creation of shareholder value and the achievement of objective relevant financial performance targets.
On-time customer reliability	20%	•	Objective, measurable goals that provide an incentive to management to meet or exceed challenging standards set by our customers in the applicable service agreements (maintaining superior on-time customer reliability is essential to differentiating AAWW from its competitors and strengthening long-term customer relationships).
Individual Performance Metrics
Individual performance objectives	20%	•	Tied directly to the annual and long-term goals set in our board-approved annual operating budget and long-term strategic plan, including continuous improvement and cost savings, diversifying our business, and enhancing our financial results.

*	We use Adjusted Net Income (ANI) to measure our financial results. ANI excludes certain noncash income and expenses and items impacting year-over-year comparisons of our results, providing useful information in evaluating our annual financial results. In addition, as a result of warrant accounting, our diluted shares outstanding fluctuate as a function of our share price throughout the year, making an absolute metric, such as ANI, more useful for our investors and analysts than a per-share metric.

Note: Detailed quantitative Company financial performance goals for our incentive compensation plans are disclosed for the completed 2019 fiscal year. Due to the potential for competitive harm, 2019 goals will be disclosed in next year’s Proxy Statement.

2019 AIP Payout

In 2019, we continued to leverage our core competencies and market leadership. Accordingly, our results reflected a strong fourth-quarter peak air cargo and charter passenger season despite the challenging global economic, aviation and airfreight-industry conditions.  Despite the headwinds faced by the Company and the broader global airfreight industry and the Company’s labor challenges and disruptions, the formulaic result of our ANI, customer reliability, and achievement of individual performance objectives would have translated into an AIP payout of 1.52x of target to our NEOs.  However, after considering the entirety of the results and the extent to which these challenges were being felt by our shareholders, the Compensation Committee exercised its authority to reduce the final payout factor under the AIP from 1.52x to 1.20x of target for our NEOs. Actual bonus amounts paid to Messrs. Flynn, Dietrich, Kokas, Schwartz, and Steen under the AIP are included in the Summary Compensation Table for Fiscal 2019 under the “Non-Equity Incentive Plan Compensation” column.

Adjusted Net Income – Objective Metric. The most heavily weighted performance factor in the 2019 AIP is ANI. For purposes of the AIP, the ANI performance range was (1) a threshold amount of $159.0 million, (2) $212.0 million for the target amount, and (3) $233.2 million representing maximum achievement. Our ANI achievement resulted in a 1.2x target performance factor.

Our ANI target setting under the AIP is designed to be rigorous. In 2019, the AIP’s ANI target of $212.0 million:

•     represented an approximate 4% increase over the Company’s actual ANI of $204.3 million in 2018 and

•     represented an approximate 24% increase over the Company’s 2018 AIP’s ANI target of $170.5 million.

*	ANI is a non-GAAP measure. A reconciliation to the most directly comparable GAAP measure may be found on page 43 of our 2019 Annual Report on Form 10-K, included with our Annual Report to Shareholders.

On-Time Customer Reliability – Objective Metric. An additional objective performance metric that was used to determine 2019 AIP payments was our on-time customer reliability. Our 2019 on-time customer reliability goals are objective, measurable goals that are set to meet or exceed challenging standards set forth in our ACMI, CMI and AMC/Military customer contracts. In 2019, our weighted overall on-time performance was achieved at 1.61x of target despite the Company’s labor challenges and disruptions. While such goals are customer-specific and proprietary, they are all very aggressive and denote a high level of on-time performance. On-time performance is key to our Company’s success and our NEOs each have a role in ensuring that such performance metrics are met.

2019 Individual Performance Objectives. Individual annual performance objectives for our NEOs are reviewed with and approved by the Compensation Committee typically when the Company’s operating plan is being reviewed and approved by the Board of Directors. These individual performance objectives are based in large part on our annual business plan and our long-term strategic plan, including continuous improvement and cost savings, diversifying our business, and enhancing our financial results, among others.

Our Compensation Committee reviewed each NEO’s 2019 accomplishments in detail and certified that each of our NEOs achieved their individual performance objectives at the maximum level.

2019 individual performance objectives for our NEOs included the following, among others:

Executive / Company Objectives	Select 2019 Accomplishments

Mr. Flynn Execute the Company’s Strategic Plan; Drive Improved Service Quality

✔    Enhanced key customer commitments, including extended 747, 777 and 767 contracts with DHL and placed two B747-8F aircraft with Qantas

✔    Entered Titan Dry Leasing Joint Venture with Bain Capital Credit to develop a diversified freighter aircraft leasing portfolio

✔    Added 11 aircraft, expanded into 47 new stations, and generated record number of block hours

✔    Expanded ACMI and CMI operations with new and existing customers

Mr. Dietrich Execute Strategic Growth Plan with respect to 777 and 737 Platforms for DHL and Amazon; Implement Long-Term Labor Strategy

✔    Successfully expanded Amazon relationship by integrating Southern Air, operating five 737-800 aircraft

✔    Expanded CMI operations by onboarding five additional aircraft and took delivery of two incremental 777s for DHL

✔    Further advanced the merger between Atlas Air and Southern Air

✔    Launched AtlasAir5YPilots.com informational website for pilots, focused on labor relations and contract negotiations and enhanced pilot recruiting efforts

Mr. Steen Execute Strategic Plan; Expand Global e-Commerce Footprint; Work to Recover Increased Crew Costs

✔    Entered into an agreement with Bain Capital Credit to form a strategic Joint Venture to develop a diversified freighter aircraft leasing portfolio

✔    Expanded market leading ACMI/CMI business, including two 747-8F’s with Qantas and five 747-400F’s with NCA

✔    Increased 2019 commercial charter revenues significantly from 2018 revenues

✔  Strengthened brand presence in all trade media through executive interviews and media engagements, performance reports and targeted advertising

Mr. Kokas Execute Strategic Plan; Enhance Stakeholder Value

✔    Provided key support for DHL fleet renewal negotiations, including extending 747-400F, 777F and B767 aircraft services

✔    Provided ongoing legal counsel with respect to labor negotiations and other labor matters, as well as legal/contractual issues arising under the collective bargaining agreement

✔    Supported expanded Amazon relationship

✔    Negotiated and supported customer expansion and renewals, as well as multiple sale, purchases and engine leases across the fleet

Mr. Schwartz Enhance Stakeholder Value; Execute Strategic Plan

✔   Supported customer expansion/renewal analyses and negotiations, including the expanded Amazon relationship with Southern Air

✔    Implemented continuous improvement initiatives that led to meaningful unbudgeted savings across the organization

✔    Recognized numerous tax benefits that resulted in significant savings

✔    Maintained proactive communication outreach and arranged financing on very favorable terms

3. Long-Term Incentive Compensation

During 2019, the Compensation Committee made long-term incentive grants to our NEOs in the form of performance share units, performance-based cash awards, and time-based restricted stock units.

Long-Term Incentive Awards

The total long-term incentive grant in a given year is based on a multiple calculated as a percentage of base salary. For the CEO, the multiple is based on his actual base salary and for the other NEOs and other executives, the multiple is based on an average base salary for all executives at a particular level (for example Executive Vice President, Senior Vice President or Vice President). The multiple is converted into an aggregate LTI plan award opportunity dollar amount, and for 2019 awards, which, consistent with prior years, is then converted into a target number of RSUs, PSUs and performance cash awards using the average closing price of the Company’s common stock for the 20 trading days ending on February 27, 2019, trailing the grant date.

Assuming achievement at maximum performance opportunity, including maximum achievement of the comparative TSR metric, the performance share units and performance cash units together would pay at approximately 70% of the value of the overall award grant.

Long-term performance incentives are directly linked to Company long-term strategic initiatives that are intended to enhance shareholder long-term interests and are consistent with the key long-term metrics favored by a majority of our shareholders – currently, EBITDA growth, Average ROIC and a Comparative TSR metric.

For 2019, the LTI award consisted of performance share units and performance cash awards, both of which are subject to a three-year performance period, and restricted stock units that vest ratably over a three-year period, all as more fully described below. The weighting mix of the LTI components were as follows:

Award mix at time of grant: (1) Time-vesting Restricted Stock Units 50%, (2) Performance Stock Units 25% (target level) and (3) Performance Cash 25% (target level).

At a possible future maximum payout of our performance-based LTI: (1) Time-vesting Restricted Stock Units 30%, (2) Performance Stock Units 35% and (3) Performance Cash 35%.

LTI Mix at Target	LTI Mix at Maximum Opportunity

How We Set Our LTI Incentive Metrics:

In designing the long-term incentive awards for our executives, the Compensation Committee considers the Board-approved business plan, as well as long-term strategic goals, and designs the long-term incentive targets, including Average ROIC and EBITDA growth. We believe that most of our executives’ total compensation should be at-risk and that a significant portion of their total compensation should be equity-based, which provides a strong alignment between the senior executives’ compensation and our shareholders’ interests.

Our long-term business strategy contemplates initiatives that enhance our organizational and operating capabilities, generate additional operating efficiencies, broaden our portfolio of assets and services, and diversify our business mix.

Link Between Our Performance, Our Strategy and Our LTI Incentive Metrics:

Set forth below are the metrics used under our long-term performance incentives in 2019 to provide appropriate rewards for prudent risk-taking, key financial performance and objective results in support of our business strategy. In addition, we believe that our performance metrics align and underscore the link between incentive compensation and the successful execution of our business strategy, and reflect our ongoing commitment to a pay-for-performance compensation philosophy.

Long-Term Incentives
Performance Metrics	Weighting	Rationale
EBITDA growth	50%

•   Encourages management to pursue long-term profit potential and cash flow opportunities and is consistent with achievement of the Company’s long-term strategic goals

•   Used for companies in industries like ours that require significant upfront financial investments. EBITDA growth is an appropriate measure of underlying profit potential and an indicator of operating cash flow

Average ROIC	50%

•   Drives growth and profitability through the efficient use of our capital and encourages prudent risk-taking

•   Used because the Company’s strategic plan involves a significant investment program in its aircraft fleet, and the ability of the Company to manage its balance sheet to generate returns is an important measure to investors

Relative TSR modifier	+/− 20% adjustment based on relative performance against comparator group

•   Implemented as a direct result of shareholder feedback

•   Adds relative metric to our LTI (Company three-year share performance compared to S&P SmallCap 600 Index companies)

•   Further aligns compensation with shareholder returns and value

•   No upward modification in the event the absolute total shareholder return is negative even if the Comparative TSR performance achieved would have provided for an upward adjustment

We have not disclosed the 2019 specific EBITDA growth and Average ROIC targets for the three-year performance period because they represent confidential, commercially sensitive information that we do not disclose to the public and that could cause competitive harm if known in the marketplace.

Both EBITDA growth and Average ROIC targets, as well as the factors that influence these measures, such as revenue and efforts to control costs, are inherently competitive and, if disclosed, would provide valuable insight into areas of focus for the Company. The Compensation Committee sets the EBITDA growth and Average ROIC goals at a level that it believes would be challenging but possible for the Company to achieve. In the interest of providing as much disclosure as appropriate to aid shareholders in assessing the rigor of our LTI metrics, below is a detailed description of our LTI goal-setting process. In addition, we have included, and will continue to include, the threshold, target and maximum level, as well as the actual performance level of each LTI metric for completed performance periods.

Additional Information on Long-term Incentive Goal Setting:

The performance LTI grant has three separate goals for both the EBITDA Growth and Average ROIC metrics – Threshold, Target, and Maximum. The Threshold values are set at levels the Compensation Committee believes are reasonably achievable, to motivate and support retention objectives. The Target values are set at levels that are expected to be difficult, but attainable. The Maximum levels require outstanding performance resulting from stronger than forecasted market growth and stretch by management to capitalize on that growth. Threshold levels for both the EBITDA Growth and Average ROIC metric of the 2019 grant were set at the Threshold levels of the 2018 grant.

The performance goals for the 2019 – 2021 performance period were established during the first quarter of 2019. When establishing the performance goals for the 2019 grant, the Compensation Committee took into account the Federal Reserve’s real GDP growth outlook, commentary from the Organization for Economic Cooperation and Development (OECD), and freight-tonne kilometer (FTK) forecasts from the International Air Transport Association (IATA). The Compensation Committee used those inputs as a primary set of guidelines when establishing the goals, which are further described below. OECD is an intergovernmental economic organization with 35 member countries that was founded to stimulate world trade and economic progress, and IATA is a global organization of airlines. Since we are an airline with global reach, these entities’ forecasts provide a reasonable and balanced prediction of macroeconomic trends against which to measure our performance and these forecasts are considered by AAWW (and often shareholders) when considering potential long term performance.

EBITDA Growth:

•            Threshold – Set at a level consistent with the OECD outlook and in excess of the Federal Reserve outlook

•            Target – Set in excess of the IATA FTK, Federal Reserve, and OECD outlooks

•            Maximum – Growth well beyond industry and economist projections

Average ROIC:

•            Threshold – Slightly above Atlas’ weighted average cost of capital

•            Target – Meaningfully above Atlas’ weighted average cost of capital

•            Maximum – Significantly above Atlas’ weighted average cost of capital

TSR Modifier:

•            We adopted the S&P Small Cap index as our TSR modifier comparator group, which is comprised of 600 companies with market caps between $450 million and $2.1 billion, reflecting their distinctive risk and return characteristic.

Our long-term incentive performance metrics relate to key Company long-term strategies and provide substantial payouts only upon achievement of exceptional performance.

At the end of the three-year period, the awards vest based on a performance matrix ranging from no vesting if the Company’s performance is in the bottom quintile of both EBITDA growth and Average ROIC metrics to 2x target vesting if performance on both metrics is in the top quintile. Target vesting (100% of the award) is achieved if the Company’s performance is at the target level. Performance LTI awards are further subject to a comparative total shareholder return (“Comparative TSR”) modifier, based on AAWW share price performance during the three-year performance period relative to the component companies of the S&P 600 SmallCap Index. The Comparative TSR modifier will be applied to the vesting percentage determined based on the achievement of the EBITDA growth and Average ROIC metrics and could increase or decrease that vesting percentage by up to 20%. However, no upward modification will be made in the event the absolute total shareholder return is negative, even if the Comparative TSR performance achieved would have provided for an upward adjustment.

Payout of 2017-2019 Performance LTI Awards. In the first quarter of 2020, the Compensation Committee reviewed AAWW’s performance over the three-year performance period ended December 31, 2019 for grants made in 2017. The performance metrics for these awards were EBITDA growth, which is based on a three-year average, and three-year Average ROIC applied on an absolute basis. Performance LTI payouts for the 2017-2019 performance period were made in early 2020 for our NEOs. 2017-2019 Performance LTIs were paid at 159% of target level, based on the specific calculations that resulted in our achievement of Average ROIC at 117% of target level and EBITDA growth at the maximum level. The table set forth below shows the threshold, target, max as well as actual performance levels of each performance metric.

	Threshold	Target	Max	Actual
EBITDA Growth	> 3.5%	> 4%	> 8%	10.76%
Average ROIC	> 6%	> 7%	> 9%	7.34%

Performance-Based Share Units

Performance share units, or PSUs, are paid in shares of Common Stock upon vesting. Key characteristics of the PSUs granted in 2019 are as follows:

•	Pays only if the Company achieves, over a three-year period, rigorous preset objective financial targets measured as compared to comparative financial targets for a peer group.

•	Subject to the following financial metrics: EBITDA growth, Average ROIC and Comparative TSR.

•	The grant date value is reported in the Summary Compensation Table, but actual value (if any) will not be realized by the NEOs until the three-year period ends and then only if the awards meet applicable performance criteria.

Cash-Based Long-Term Incentive Awards

Cash-based long-term incentive awards are paid at the end of a three-year performance period. Key characteristics of the cash-based long-term incentive awards are as follows:

•	Pays only if the Company achieves, over a three-year period, rigorous preset comparative financial targets.

•	Subject to the following financial metrics: EBITDA growth, average ROIC and Comparative TSR.

Restricted Stock Units

Restricted stock units, or RSUs, are paid in shares of Common Stock and have the following key characteristics:

•	Vest annually on the anniversary of grant date over a three-year period.

•	Align economic interests of management with long-term shareholders.

RSUs are designed to attract and retain executives by providing them with (1) stock ownership during the applicable vesting period, and (2) a strong incentive to remain with the Company until at least the applicable vesting period ends. In addition, our stock ownership guidelines, as described below, encourage continued alignment between NEOs and other executives and our shareholders.

Peer Group

Carefully Analyzed Peer Group to Aid Our Compensation Decisions

Our Compensation Committee, together with its independent compensation consultant, periodically reviews relevant competitive market pay data for executives in our industry and similar industries. The Compensation Committee identifies a core group of companies, used to periodically assess the Company’s compensation levels and practices, as one factor in the compensation-setting process. Our Compensation Committee has worked closely with its independent compensation consultant over recent years to refine our peer group. The refined group, which was used for comparator purposes when making 2019 compensation decisions, appears below. We did not change our peer group in 2019.

The Compensation Committee believes that identification of peers using a broad industry sector code is inadequate and does not establish similarity of operations and business models, nor adequately represent past, current and future competitors for managerial talent, factors the Compensation Committee considers in the selection of companies for these purposes.

Given the global nature and structure of our business, we believe it is critical to recruit and retain executives with a breadth of experience in global markets. A significant portion of our revenue is derived from companies and business activity based outside of the United States, including those of our unconsolidated subsidiary, Polar, which is operated by our leadership team. In 2019, we operated almost 65,000 flights, serving 400 destinations in 90 countries.

AAWW's 2019 revenue was approximately $2.74 billion, which when combined for peer comparison purposes with its airline subsidiary Polar's revenue of approximately $820 million, totals approximately $3.6 billion. Because AAWW controls the voting interests of Polar and many of AAWW’s NEOs serve in executive positions at Polar for the benefit of both AAWW (as majority owner of Polar) and Polar, we believe including Polar’s revenues with AAWW’s for purposes of peer group comparisons is appropriate.

•	In 2019, Mr. Flynn served as Chairman, CEO and President; Mr. Dietrich served as Executive Vice President and Chief Transportation Officer; and Mr. Kokas serves as Executive Vice President, General Counsel and Assistant Secretary of Polar. As executive officers of Polar, Messrs. Flynn, Dietrich and Kokas had significant Polar-related executive, operating and administrative responsibilities. In addition, in 2019 Messrs. Flynn, Dietrich, Kokas and Schwartz were members of the Polar board of directors, with Mr. Flynn serving as Chairman.

•	AAWW holds a 75% voting interest and 51% economic interest in Polar.

•	Polar operates a fleet of 747 and 767 freighters in time-definite, airport-to-airport scheduled air cargo service to North America, Asia, Europe and the Middle East.

For 2019, our peer group includes companies that are, in comparison to AAWW:

•	Comparably sized as measured by revenue, with median revenue peer group in 2019 of $2.0 billion, and with revenues that range from .38 to .92 of AAWW’s revenue. (AAWW’s 2019 revenue (i) was approximately $2.74 billion, which when combined with approximately $820 million from Polar, totals approximately $3.6 billion and (ii) estimated at a higher revenue level for 2020).

•	Operate and compete for business and talent in similar industries, including transportation, logistics and aerospace services industries.

Other factors considered by the Compensation Committee in making 2019 peer group decisions included the following, among others:

•	Companies that are among the Russell 3000 index and proxy advisory firm peers.

•	Companies with assets between $1 and $10 billion and a market capitalization ranging from $0.5 to $6.0 billion.

As a secondary source and broader group, the Compensation Committee may also refer to the S & P SmallCap 600 or S & P Composite 1500 Indices as additional reference points.

Our 2019 peer group is comprised of the following companies:

Company	Description	Revenue for FY2019 ($ in millions)
AAR Corp.	Provider of aviation services to the worldwide commercial aerospace and government/defense industries	$2,052
Aerojet Rocketdyne Holdings, Inc.	Aerospace and defense manufacturer	$1,982
Air Transport Services Group, Inc.	Provider of air cargo transportation and related services	$1,452
Barnes Group Inc.	Aerospace and industrial manufacturer	$1,491
BWX Technologies, Inc.	Supplier of nuclear components and products	$1,895
Cubic Corp.	Provider of diversified systems and services to the transportation and defense markets	$1,497
Curtiss-Wright Corp.	Engineered, technologically advanced products and services	$2,488
GATX Corporation	Railcar leasing	$1,394
Hawaiian Holdings Inc.	Parent company of Hawaiian Airlines, Inc.	$2,832
Hexcel Incorporated	Manufacturer of advanced composite materials	$2,356
Moog Inc.	Supplier of motion control and electronic solutions	$2,905
Park-Ohio Holdings Corp.	Industrial supply chain logistics and diversified manufacturing industries	$1,618
Teledyne Technologies, Inc.	Provider of enabling technologies for industrial growth markets	$3,164
Triumph Group Inc.	Manufacturer of aerospace structures, systems and components	$3,365
Werner Enterprises, Inc.	Freight carrier and transportation and logistics company	$2,464
Wesco Aircraft Holdings, Inc.	Distributor and producer of supply chain management services to the aerospace industry	$1,697

Median Revenue of Peers*		$2,017
Atlas Air Worldwide Holdings, Inc.		$3,661

*	Esterline Technologies Corp. was acquired by TransDigm Group Inc. in March 2019 and Genesee Wyoming Inc. was acquired by Brookfield Infrastructure and GIC in December 2019. These companies are no longer part of our peer group. In addition, Wesco Aircraft Holdings, Inc. was acquired by an affiliate of Platinum Equity in January 2020, accordingly it will no longer be included in our peer group when the data is no longer available.

Other Elements of Compensation

Limited Other Benefits and Limited Perquisites

We provide our executives with common benefits, which include health insurance (including certain limited retiree health benefits), severance benefits commensurate with position, 401(k) plan participation, and a retirement restoration program. The Compensation Committee believes that perquisites should be limited and not broad-based. Such perquisites are limited principally to financial counseling and limited travel-related benefits, including limited tax reimbursement payments related thereto. Details concerning these perquisites can be found in the footnotes to the “2019 Summary Compensation Table” below.

Retirement Plans

In addition to the Company’s 401(k) plan, the Company maintains the 401(k) Restoration and Voluntary Deferral Plan (the “Retirement Restoration Plan”) for employees holding the title of Executive Vice President or higher. This plan is a nonqualified deferred compensation plan intended to make eligible employees whole for compensation limits imposed under our 401(k) plan. Under the retirement restoration plan, a participant is eligible to make elective deferrals and to receive employer credits equal to 5% of eligible compensation in excess of the limits described in Sections 401(a)(17) and 402(g) of the Code. Initial employer credits vest upon the third anniversary of the executive’s initial eligibility for the plan, and all employer credits after such anniversary are fully vested. Deferrals and employer credits are credited with notional earnings equal to the prime interest rate until distributed on the earliest of (i) the participant becoming disabled, (ii) the participant’s separation from service (including retirement and death), or (iii) a change in control of the Company.

Under our Benefits Program for Senior Executives, employees holding the rank of Executive Vice President or above would become retirement-eligible on or after (i) attaining age 55 and completing 10 years of service and (ii) giving no less than three months’’ advance written notice of such proposed retirement to the then-current CEO, or in the event of the CEO’s retirement such notice must be given to the Chairman of the Board of Directors. Of our NEOs, Mr. Flynn and Mr. Dietrich were the only ones who were retirement-eligible in 2019.

Additional Compensation Policies

Executive Stock Ownership

In support of the Board philosophy that performance and equity incentives provide the best incentives for our NEOs and other members of management and promote increases in shareholder value, the Board monitors compliance with Stock Ownership Guidelines (the “Guidelines”) covering all Directors, NEOs, and certain other executives. Such guidelines include both stock ownership and recommended stock holding periods as described below. The Guidelines require executives to achieve certain levels of share ownership over a five-year period based on the lesser of a percentage of annual base salary or a fixed number of shares.

Current target share ownership levels for the Directors and the NEOs under the Guidelines are generally based on the lesser of: (i) 4x annual base cash retainer, or 7,500 shares, for independent Directors, (ii) 6x base salary, or 120,000 shares, for the CEO, (iii) 3.5x base salary, or 40,000 shares, for the Chief Executive Officer of Titan (currently, Mr. Steen), and (iv) 3x base salary, or 30,000 shares, for other Executive Vice Presidents.

In 2019, all of our Directors and NEOs were in full compliance with the requisite Common Stock ownership levels set forth in the Guidelines.

Tax Considerations

Section 162(m) of the Code, as in effect for 2017, restricts the deductibility for federal income tax purposes of the compensation paid to the CEO and each of the other NEOs who was an executive officer at the end of the applicable fiscal year (other than our Chief Financial Officer) for such fiscal year to the extent that such compensation for such executive exceeds one million dollars and does not qualify as “qualified performance-based compensation” as defined under Section 162(m) of the Code. The Compensation Committee historically considered available opportunities to deduct compensation paid to NEOs for U.S. federal income tax purposes. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, eliminated the exception for “performance-based” compensation and expanded the number of executives to which the 162(m) limit may apply. As a result, except to the extent provided in limited transition relief, compensation over one million dollars paid to any named executive officer will no longer be deductible under Section 162(m) of the Code. The Compensation Committee reserves the right to provide compensation to our executives that is not deductible, including but not limited to when necessary to comply with contractual commitments, or to maintain the flexibility needed to attract talent, promote retention, or recognize and reward desired performance.

Equity Grant Practices

The Compensation Committee generally grants equity awards to NEOs in the first quarter of each year. The Compensation Committee does not have any programs, plans or practices of timing these awards in coordination with the release of material nonpublic information. In fact, such awards are granted a week or more following the filing of the Company’s 10-K and the related issuance of its earnings release. We have never backdated, repriced, or spring-loaded any of our equity awards.

Anti-Hedging Policy

Under our insider trading policy, our NEOs are prohibited from engaging in hedging or other monetization transactions involving our securities, including through the use of financial instruments. In addition, our NEOs may not act on investment decisions with respect to Company securities, except during applicable trading window periods. To our knowledge, all of our senior officers, including our NEOs, are currently in compliance with our anti-hedging policy.

Clawback Policy

We have maintained our compensation clawback policy to enhance the alignment of our compensation program features with best practices and consistent with feedback received from our shareholders. Our clawback policy permits us to seek to recover certain amounts of annual cash incentive compensation awarded to any executive officers if payment of such compensation was based on the achievement of financial results that were subsequently the subject of a substantial restatement of our financial statements due to material noncompliance and the executive officer’s intentional misconduct that contributed to a higher amount of cash incentive compensation received.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2019 (Ms. Hallett, Mr. Griffin, Ms. Lute and Mr. Wulff) has ever been an officer or employee of the Company or had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K. None of our executive officers served as a member of the board of directors or the compensation committee of any entity that had one or more of its executive officers serving as a member of the Board or Compensation Committee.

Compensation Committee Report

In managing the Company, our entire Board of Directors seeks to achieve long-term, sustainable performance and to create value through a well-reasoned, long-term strategic plan; prudent risk management; effective corporate governance practices and executive compensation programs; and well-functioning talent and succession planning.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section with senior management. Based on this review, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis section be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

THE COMPENSATION COMMITTEE

Carol B. Hallett, Chair Bobby J. Griffin Jane H. Lute John K. Wulff

Compensation of Named Executive Officers

2019 Summary Compensation Table

As described in the Compensation Discussion and Analysis “Overview” section of this Report, based on our extensive shareholder outreach over the last several years, we have made numerous changes to our compensation programs, while maintaining and enhancing our pay-for-performance philosophy and ensuring that these programs do not promote excessive risk taking. Please read the Compensation Discussion and Analysis “Overview”, along with the remainder of the Compensation Discussion and Analysis section above and the material presented below.

The following table provides information concerning compensation for our NEOs during fiscal year 2019:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
William J. Flynn	2019	1,135,044	—	3,181,591	—	2,904,798	807,408	8,028,841
President and Chief	2018	1,135,040	—	3,345,266	—	2,215,514	216,839	6,912,659
Executive Officer	2017	1,035,040	—	2,973,791	—	1,821,639	194,974	6,025,444
John W. Dietrich	2019	745,029	—	1,818,582	—	1,727,588	237,305	4,528,504
Chief Operating Officer	2018	708,777	—	1,912,169	—	2,358,609	214,530	5,194,085
	2017	665,026	—	1,689,468	—	1,053,383	188,711	3,596,588
Michael T. Steen	2019	675,026	—	1,818,582	—	1,605,488	214,093	4,313,189
Chief Commercial Officer	2018	665,651	—	1,912,169	—	2,288,337	189,456	5,055,613
	2017	600,023	—	1,689,468	—	950,421	177,755	3,417,667
Adam R. Kokas	2019	625,024	—	1,609,475	—	1,358,009	183,364	3,775,872
General Counsel	2018	614,024	—	1,692,251	—	2,037,347	171,375	4,514,997
	2017	537,021	—	1,388,821	—	803,369	164,280	2,893,491
Spencer Schwartz	2019	625,024	—	1,609,475	—	1,358,009	212,708	3,805,216
Chief Financial Officer	2018	612,524	—	1,692,251	—	2,037,347	180,584	4,522,706
	2017	525,020	—	1,388,821	—	785,417	177,415	2,876,673

Pro Forma Summary Compensation Table (excluding Mr. Flynn’s retirement entitlements and including Mr. Dietrich’s anticipated 2020 compensation)*

(*) The following table sets forth (a) Mr. Dietrich’s fiscal year 2019 compensation as set forth in the Summary Compensation Table and a projection of his 2020 compensation as our President and Chief Executive Officer and (b) an estimate of Mr. Flynn’s fiscal year 2019 and 2020 compensation had he not retired as of December 31, 2019. With respect to performance share units, performance-based long-term incentive cash awards, and bonus under our AIP, fiscal 2019 payments are calculated consistent with the Summary Compensation Table above and fiscal 2020 payments assume target level performance.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
William J. Flynn	2020	1,135,044	—	3,224,098	—	2,200,000	269,181	6,828,323
	2019	1,135,044	—	3,181,591	—	2,904,798	269,181	7,490,614
John W. Dietrich	2020	850,000	—	2,414,528	—	1,458,750	237,305	4,960,583
	2019	745,029	—	1,818,582	—	1,727,588	237,305	4,528,504

Summary Compensation Table Notes

Column (c) – Salary

The amount of Mr. Dietrich’s 2019 salary takes into account his increase in base salary from $715,000 to $775,000 as of July 1, 2019 in connection with the Leadership Transition.

Column (e) – Stock Awards

The amounts included reflect the grant date fair value of stock awards, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures and with performance awards valued based on the probable outcome of performance conditions. For more information about the assumptions used in valuing these awards, see Note 14 in our Annual Report on Form 10-K and footnote (5) to the Grants of Plan-Based Awards table below. Stock awards for 2019 reflect the aggregate grant date fair value of (i) time-based restricted stock units that vest ratably over three years and (ii) performance share units for the three-year performance period ending December 31, 2021 (see pages 36-37 for a discussion of the methodology followed by the Compensation Committee to determine the number of performance share units awarded) assuming target level performance. Performance share units are settled in shares of Common Stock at 0% to 240% of target based upon AAWW’s EBITDA growth and Average ROIC performance relative to internal targets and Comparative TSR over such three-year performance period. Assuming that the performance share units are paid at the maximum level, including the maximum impact of the TSR modifier, the aggregate dollar values of restricted stock unit and performance share unit awards for 2019 (based on the closing price of our Common Stock on the date of grant) would be $2,556,000 for Mr. Flynn, $1,461,000 for Mr. Dietrich and Mr. Steen and $1,293,000 for Mr. Schwartz and Mr. Kokas.

Column (g) – Non-Equity Incentive Plan Compensation

Reflects cash payments made under the AIP Program, a sub-plan of our 2018 Incentive Plan, as well as the value of the NEOs’ performance-based long-term incentive cash awards for the 2017-2019 performance period. The performance goals for the cash-based long-term incentive awards granted in 2017 for the 2017-2019 performance, were paid at 159% of target.

Column (i) – All Other Compensation

“All Other Compensation” includes Company matching contributions under our 401(k) plan. For 2019, these amounts totaled $12,500 for Messrs. Flynn, Dietrich and Schwartz and $9,500 for Messrs. Kokas and Steen.

We provide a limited number of perquisites and other personal benefits to our senior executives. We believe these benefits are reasonable, competitive and consistent with our overall executive compensation program and philosophy and with comparable programs maintained by the companies with which we compete for executive talent. The costs of these benefits constitute only a small percentage of each NEO’s total compensation. For 2019, these personal benefits included financial counseling and tax-preparation fees ($22,480 for Mr. Flynn and $21,930 for Messrs. Dietrich, Kokas, Schwartz and Steen) and limited travel-related expenses ($11,882 for Mr. Flynn, $10,576 for Mr. Dietrich, $116 for Mr. Kokas, $13,608 for Mr. Schwartz and $9,394 for Mr. Steen). Reimbursement of taxes owed for these benefits for 2019 totaled $36,697 for Mr. Flynn, $30,211 for Mr. Dietrich, $20,489 for Mr. Kokas, $33,028 for Mr. Schwartz and $20,323 for Mr. Steen. These amounts are included in the “All Other Compensation” column.

As described above in the section entitled “Other Elements of Compensation – Retirement Plans,” our NEOs are entitled to receive employer credit under the Retirement Restoration Plan. The portion of account balances attributable to such employer credit made under the Retirement Restoration Plan to each of our NEOs during 2019 totaled $145,682 for Mr. Dietrich, $118,916 for Mr. Kokas, $118,916 for Mr. Schwartz and $138,668 for Mr. Steen. These amounts are included in the “All Other Compensation” column. See “Nonqualified Deferred Compensation” below for additional information about the Retirement Restoration Plan.

With respect to Mr. Flynn, his “All Other Compensation” also includes the following entitlements each of which were previously disclosed and were paid or accrued in connection with his retirement pursuant to the terms and conditions of his Transition Agreement: (i) full value of his Retirement Restoration Plan, which includes his 2019 employer credit ($450,919); and (ii) accrued but unused vacation pay ($87,308).

The “All Other Compensation” column also includes de minimis amounts for group term life insurance and long-term disability insurance.

2019 Grants of Plan-Based Awards

The grants set forth in the following table were made pursuant to (i) our 2018 Incentive Plan, as amended and restated, and related award agreements and (ii) our AIP, each of which is described in more detail in the section entitled “Compensation Discussion and Analysis” above.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(4)			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock and
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	Stock or Units (#) (i)	Underlying Options (#) (j)	Option Awards ($) (k)	Option Awards (5) ($) (l)
William J. Flynn
AIP(1)		851,250	1,135,000	2,270,000	—	—	—	—	—	—	—
LTIP-LTC(2)	2/27/19	—	1,065,000	2,556,000	—	—	—	—	—	—	—
LTIP-PSUs(3)	2/27/19	—	—	—	—	19,445	46,668	—	—	—	1,060,530
LTIP-RSUs(4)	2/27/19	—	—	—	—	—	—	38,890	—	—	2,121,060
John W. Dietrich
AIP(1)		531,937	709,250	1,418,500	—	—	—	—	—	—	—
LTIP-LTC(2)	2/27/19	—	608,750	1,461,000	—	—	—	—	—	—	—
LTIP-PSUs(3)	2/27/19	—	—	—	—	11,115	26,676	—	—	—	606,212
LTIP-RSUs(4)	2/27/19	—	—	—	—	—	—	22,229	—	—	1,212,370
Michael T. Steen
AIP(1)		455,625	607,500	1,215,000	—	—	—	—	—	—	—
LTIP-LTC(2)	2/27/19	—	608,750	1,461,000	—	—	—	—	—	—	—
LTIP-PSUs(3)	2/27/19	—	—	—	—	11,115	26,676	—	—	—	606,212
LTIP-RSUs(4)	2/27/19	—	—	—	—	—	—	22,229	—	—	1,212,370
Adam R. Kokas
AIP(1)		398,438	531,250	1,062,500	—	—	—	—	—	—	—
LTIP-LTC(2)	2/27/19	—	538,750	1,293,000	—	—	—	—	—	—	—
LTIP-PSUs(3)	2/27/19	—	—	—	—	9,837	23,609	—	—	—	536,510
LTIP-RSUs(4)	2/27/19	—	—	—	—	—	—	19,673	—	—	1,072,965
Spencer Schwartz
AIP(1)		398,438	531,250	1,062,500	—	—	—	—	—	—	—
LTIP-LTC(2)	2/27/19	—	538,750	1,293,000	—	—	—	—	—	—	—
LTIP-PSUs(3)	2/27/19	—	—	—	—	9,837	23,609	—	—	—	536,510
LTIP-RSUs(4)	2/27/19	—	—	—	—	—	—	19,763	—	—	1,072,965

(1)	Represents the range of potential cash payouts under the AIP for 2019. The actual AIP payouts for 2019 are included in the Summary Compensation Table above.

(2)	Represents the grant (under the 2018 Incentive Plan) of performance cash awards that vest only if certain pre-established performance criteria for the period beginning on January 1, 2019 and ending December 31, 2021 are achieved.

(3)	Represents the grant (under the 2018 Incentive Plan) of performance-based long-term stock awards that vest only if certain pre-established performance criteria for the period beginning on January 1, 2019 and ending December 31, 2021 are achieved.

(4)	Represents award of time-based restricted stock units that vest ratably over a three-year period.

(5)	The fair value of the restricted stock units and performance share units shown in the table is based on the closing market price of our Common Stock as of the date of the particular award, computed in accordance with GAAP, excluding the effect of estimated forfeitures and with performance awards valued based on the probable outcome of performance conditions. See footnote (e) to the Summary Compensation table for the assumptions used in valuing these awards and for the grant date fair value of awards if maximum levels of performance were achieved.

2019 Outstanding Equity Awards

The table below shows outstanding equity awards for our NEOs as of December 31, 2019. Market values reflect the closing price of our common stock on the NASDAQ Global Market on December 31, 2019, which was $27.57 per share.

Name (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
	—	—	—	—	—	18,289	(3)	504,228	18,289	(2)	504,228
William J.	—	—	—	—	—	24,555	(5)	676,981	18,416	(4)	507,729
Flynn	—	—	—	—	—	38,890	(7)	1,072,197	19,445	(6)	536,099
	—	—	—	—	—	7,254	(1)	199,993	—		—
John W.	—	—	—	—	—	10,391	(3)	286,480	10,390	(2)	286,452
Dietrich	—	—	—	—	—	14,036	(5)	386,973	10,527	(4)	290,229
	—	—	—	—	—	22,229	(7)	612,854	11,115	(6)	306,441
	—	—	—	—	—	7,254	(1)	199,993	—		—
Michael T.	—	—	—	—	—	10,391	(3)	286,480	10,390	(2)	286,452
Steen	—	—	—	—	—	14,036	(5)	386,973	10,527	(4)	290,229
	—	—	—	—	—	22,229	(7)	612,854	11,115	(6)	306,441
	—	—	—	—	—	5,963	(1)	164,400	—		—
Adam R.	—	—	—	—	—	8,542	(3)	235,503	8,541	(2)	235,475
Kokas	—	—	—	—	—	12,422	(5)	342,475	9,316	(4)	256,842
	—	—	—	—	—	19,673	(7)	542,385	9,837	(6)	271,206
	—	—	—	—	—	5,963	(1)	164,400	—		—
Spencer	—	—	—	—	—	8,542	(3)	235,503	8,541	(2)	235,475
Schwartz	—	—	—	—	—	12,422	(5)	342,475	9,316	(4)	256,842
	—	—	—	—	—	19,673	(7)	542,385	9,837	(6)	271,206

(1)	Restricted stock units awarded on February 11, 2016 vest 25% ratably on each anniversary date of grant, with remaining outstanding vesting date of February 11, 2020, and would fully vest upon certain terminations of employment, as described in more detail in the section entitled “Potential Payments Upon Termination or Change of Control – Payments Upon a Change of Control and Termination of Employment – Long-Term Incentive Awards.”

(2)	Performance share units awarded on March 9, 2017 vest on attainment of certain pre-established performance criteria during the three-year performance period ended December 31, 2019. The amounts reflect target level performance.

(3)	Restricted stock units awarded on March 9, 2017 vest 25% ratably on each anniversary date of grant, with remaining outstanding vesting dates of March 9, 2020, and 2021.

(4)	Performance share units awarded on March 8, 2018 vest on attainment of certain pre-established performance criteria during the three-year performance period ended December 31, 2020. The amounts reflect target level performance.

(5)	Restricted stock units awarded on March 8, 2018 vest 33.3% ratably on each anniversary date of grant, with remaining outstanding vesting dates of March 8, 2020, and 2021.

(6)	Performance share units awarded on February 27, 2019 vest on attainment of certain pre-established performance criteria during the three-year performance period ended December 31, 2021. The amounts reflect target level performance.

(7)	Restricted stock units awarded on February 27, 2019 vest 33.3% ratably on each anniversary date of grant, with remaining outstanding vesting dates of February 27, 2020, 2021, and 2022.

2019 Stock Vestings

The following table sets forth information relating to stock vesting during fiscal 2019 for each of our NEOs:

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (d)(#)	Value Realized on Vesting (e)($)(1)
William J. Flynn	21,422	1,050,556
John W. Dietrich	54,344	2,777,330
Michael T. Steen	54,344	2,777,330
Adam R. Kokas	45,614	2,332,409
Spencer Schwartz	45,614	2,332,409

(1)	The value is calculated based on the closing market price of our Common Stock as of the vesting date of the applicable award.

Nonqualified Deferred Compensation

As described above in the section entitled “Other Elements of Compensation – Retirement Plans,” our NEOs are entitled to receive an annual employer contribution under the Retirement Restoration Plan.

The table below sets forth the amount of employer contributions made under the Retirement Restoration Plan to each of our NEOs during 2019. Each Executive Officer is 100% vested in his aggregate account balance.

Name (a)	Executive Contributions in Last Fiscal Year (b)($)	Registrant Contributions in Last Fiscal Year (c)($)(1)	Aggregate Earnings in Last Fiscal Year (d)($)	Aggregate Withdrawals/ Distributions (e)($)	Aggregate Balance at Last Fiscal Year End (f)($)
William J. Flynn	—	167,393	12,857	—	450,919
John W. Dietrich	—	145,682	12,826	—	428,532
Michael T. Steen	—	138,668	12,057	—	404,562
Adam R. Kokas	—	118,916	10,830	—	357,750
Spencer Schwartz	—	118,916	10,710	—	355,113

(1)	The amounts reported in this column for each NEO are reflected in the “All Other Compensation” column of the Summary Compensation Table.

Employment Agreements

William J. Flynn. Pursuant to Mr. Flynn’s employment agreement, dated April 21, 2006 and as amended on December 31, 2008 and July 1, 2011 (the “Flynn Employment Agreement”), if he is terminated by the Company for “cause,” (as defined in the Flynn Employment Agreement) or if he resigns other than for “good reason,” (as defined in the Flynn Employment Agreement) he would be entitled to receive salary earned up to the date of such termination or resignation and would not be eligible to receive any severance payments in connection with such termination or resignation. If Mr. Flynn is terminated by the Company without cause, or if he resigns for good reason (as discussed in the section entitled “Payments Upon a Change in Control and Termination of Employment” below), he would be entitled to receive (i) an amount equal to two times his then-current annual base salary (one-third of which would be payable on the first day of the seventh month following termination of employment (the “Payment Commencement Date”), with the balance payable in accordance with Atlas’ normal pay schedule beginning on the Payment Commencement Date and continuing for one year thereafter); (ii) accrued but unused vacation pay; (iii) all vested rights and benefits pursuant to other Company plans and programs; (iv) continued health and welfare benefits coverage for 12 months (provided that such coverage will cease if Mr. Flynn receives comparable coverage from subsequent employment); and (v) a cash payment under our AIP equal to the lesser of (a) the amount he would have received if he had been employed by Atlas on the last day of such year (assuming for such purpose that 50% of any individual bonus objectives had been achieved) or (b) his target bonus percentage. Substantially equivalent compensation and benefits would be payable in the event of Mr. Flynn’s permanent disability (as defined in the Flynn Employment Agreement) or his death. If, within 12 months immediately following a change in control (as defined in the Flynn Employment Agreement and discussed in the section entitled “Payments Upon a Change in Control and Termination of Employment” below), Mr. Flynn’s employment is terminated without cause or if he resigns for good reason, Mr. Flynn would be entitled to the same compensation and benefits as described above, except that the amount of the payment to which he would be entitled would be increased from two to three times his then-current annual base salary (one-fourth of which would be payable on the Payment Commencement Date, with the balance payable in accordance with Atlas’ normal pay schedule beginning on the Payment Commencement Date and continuing for 18 months thereafter). Moreover, if, the Company terminates Mr. Flynn’s employment without cause or he resigns for good reason, and a change in control occurs within six months following such termination or resignation, then, in addition to the payment described above, Mr. Flynn would be entitled to an additional amount equal to 12 months of his then-current monthly base salary.

Under the terms of the Flynn Employment Agreement, Mr. Flynn is prevented from soliciting or interfering with any of our contracts, client relationships, independent contractors, suppliers, customers, employees, or Directors for a period of two years following termination of his employment with us. Additionally, for a period of one year following termination of his employment, Mr. Flynn may not accept employment with, or give advice to, any air cargo carrier carrying on a business substantially similar to Atlas.

As described in the section entitled “2019 Executive Leadership Transitions” herein, in connection with the Leadership Transition Mr. Flynn entered into a Transition Agreement that memorialized the existing terms and conditions of his transition from his role as the Company’s President and CEO and restated his entitlements under the Company’s benefit plans and incentive programs. Pursuant to the Company’s AIP, applicable long-term incentive plan and underlying award agreements, Mr. Flynn’s outstanding time-based RSUs vested in full upon his retirement and were settled in shares of Common Stock as soon as practicable following his Transition Date and his outstanding PSUs and long-term performance-based cash incentive awards do not accelerate and will remain outstanding and will vest in accordance with their respective terms and be paid based on actual Company performance upon completion of the relevant performance cycles. Mr. Flynn was also entitled to payment of his full account balance under the Company’s Retirement Restoration Plan, which is reflected in the 2019 Summary Compensation Table. Mr. Flynn also reaffirmed his obligations regarding the release requirement and restrictive covenants set forth in the Flynn Employment Agreement.

John W. Dietrich. In connection with the Leadership Transition, Mr. Dietrich entered into a new employment agreement with Atlas Air (the “Dietrich Agreement”), effective as of July 1, 2019. Pursuant to the Dietrich Agreement, Mr. Dietrich will receive an annual base salary of $775,000 through the end of 2019 and, effective as of the Transition Date, an annual base salary of $850,000. In addition, as of July 1, 2019, Mr. Dietrich’s target bonus opportunity increased to 100% of his annual base salary, with his annual bonus for 2019 calculated based on his previous salary and target bonus percentage for the first half of the year and his new annual base salary and target bonus opportunity from July 1, 2019 through the end of the year. There were no changes made to his target long-term incentive award for the 2019 calendar year. Beginning in 2020, he is eligible for a long-term incentive award with a target value of 375% of his then-current base salary.

Pursuant to the Dietrich Agreement, Mr. Dietrich will be entitled to severance benefits in connection with certain terminations of employment that are generally consistent with the entitlements under his prior employment agreement. In the event Mr. Dietrich’s employment is terminated by the Company without “cause,” by Mr. Dietrich for “good reason,” or due to death or “disability” (each as defined in the Dietrich Agreement), subject to him executing a general release of claims, Mr. Dietrich will be entitled to a lump sum payment equal to twenty-four months of his then current base salary. Due to his tenure with the Company, Mr. Dietrich will also be eligible to participate in the Company’s health plans until he becomes eligible for Medicare or is eligible to be covered by the health plan of a subsequent employer. In the event Mr. Dietrich’s employment is terminated by the Company without “cause” or by Mr. Dietrich for “good reason” within 12 months following a “change in control” of the Company (as defined in the Dietrich Agreement), Mr. Dietrich will be entitled to receive a lump sum payment equal to thirty-six months of his then current base salary. If, within the six-month period immediately following a termination by the Company without “cause” or by Mr. Dietrich for “good reason,” a “change in control” of the Company occurs, then, in addition to the severance equal to twenty-four months of base salary described above, Mr. Dietrich will receive an additional lump sum payment equal to twelve months of his then-current base salary.

The Dietrich Agreement additionally provides that Mr. Dietrich will be subject to perpetual confidentiality provisions, as well as two-year post-termination non-solicitation and one-year post-termination non-competition provisions. The Dietrich Agreement superseded the prior employment agreement by and between Mr. Dietrich and Atlas Air that was amended and restated effective September 15, 2006 and was further amended at year-end 2008 and in 2011.

Aside from Mr. Flynn’s Employment Agreement and Transition Agreement and the Dietrich Agreement, none of our other NEOs are party to an employment agreement.

Executive Retention Agreements

Each of our NEOs was considered by the Board as a candidate to succeed Mr. Flynn as CEO of the Company given their respective skills and experience, as well as the multiple roles each holds with the Company and certain of its subsidiaries and/or affiliated entities. For example, Mr. Kokas also serves as Executive Vice President, General Counsel and Assistant Secretary of Polar, of which AAWW is the majority owner; Mr. Schwartz is a director of Polar; and Mr. Steen also holds the position of Chief Executive Officer of Titan. Each NEO has been a long-standing senior executive of AAWW and due to their extensive knowledge of the Company and the business, Messrs. Kokas, Schwartz and Steen each received a retention bonus opportunity (each, a “Retention Opportunity”) to help promote business continuity and to ensure that each remains focused on and committed to the successful implementation of the Company's long-term business strategy. The Committee believed that there was a compelling need to ensure that the members of the senior leadership team, each of whom has in-depth knowledge of the Company, remained intact to continue to work with our new CEO in executing our business plan and refreshed long-term strategy during an especially challenging time. The retention bonus opportunity, which is subject to continued employment, provides that each NEO would become entitled to receive $500,000 as of December 31, 2020 and $1,000,000 as of December 31, 2021. Each would also be eligible to receive any unpaid portion of the retention bonus upon a termination by the Company without “cause,” by the executive for “good reason,” or upon the executive’s death or “disability” (in each case as such term is defined in the applicable award agreement). None of our NEOs received a one-time equity grant in connection with the Leadership Transition.

Potential Payments Upon Termination or Change in Control

Our AIP for Senior Executives, long-term incentive plans and related award agreements, the Dietrich Agreement, the Flynn Employment Agreement and Transition Agreement with Mr. Flynn, and the Benefits Program for Senior Executives (the “Benefits Program”) provide for payments and benefits to our executive officers upon certain terminations of employment, including retirement, and upon a change of control of the Company.

For purposes of these plans and arrangements, a “change in control” of the Company generally includes (i) the acquisition by any person or group of more than 50% of the total fair market value or total voting power of the Common Stock, (ii) the acquisition by any person or group, during any twelve-month period of ownership, of stock possessing 30% or more of the total voting power of the Company, (iii) the replacement of a majority of the membership of the Company’s Board of Directors during any twelve-month period by directors whose appointment or election is not endorsed by a majority of the Company’s then Board of Directors, (iv) the acquisition by a person or group during any twelve-month period of assets from the Company that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all assets of the Company, or (v) the consummation of a complete liquidation or dissolution of the Company.

Based on our extensive shareholder outreach and related feedback, equity and other long-term incentive award agreements under our long-term incentive plan are subject to “double-trigger” provisions that require a change in control to be accompanied by a qualifying termination of employment in order for any such award to vest on an accelerated basis.

Payments Upon Termination of Employment or Retirement (Without a Change in Control)

Severance Entitlements

Mr. Steen, Mr. Schwartz and Mr. Kokas participate in the Benefits Program for Senior Executives (the “Benefits Program”) as do Mr. Flynn and Mr. Dietrich to the extent severance benefits and related matters are not specifically covered in their respective employment agreements. The Benefits Program provides for the following severance payments and benefits in the event the executive is terminated by the Company without “cause” (as defined below), due to disability, or the executive resigns for “good reason” (as defined below), in the absence of a change in control of the Company: (i) 24 months’ continued base salary; (ii) provided that COBRA continuation coverage is timely elected, twelve months of reimbursement of the portion of COBRA premiums attributable to employer cost-share on an after-tax basis, provided that any such reimbursement will cease if the executive obtains comparable coverage in connection with subsequent employment or becomes eligible for Medicare coverage; and (iii) an annual bonus payment under the AIP for the year of termination, as described below. If an executive dies while receiving severance payments, his or her personal representative will be entitled to receive such unpaid severance payments. All severance payments are subject to the executive executing and not revoking a timely release of claims.

If an executive has attained age fifty-five and completed ten years of service with the Company or a related employer and such executive’s employment is terminated (i) without cause, (ii) due to executive’s permanent disability, (iii) by the executive for good reason, or (iv) due to executive’s “retirement” (as defined below), the executive and his or her eligible dependents, if any, will continue to be eligible to participate in the Company’s health insurance plans until such executive is Medicare eligible.

With respect to the Benefits Program and the AIP, “retirement” means a termination of an executive’s employment by the executive on or after such executive (i) attains age fifty-five and has completed ten years of service with the Company or a related employer, and (ii) has given not less than three months’ advanced written notice of such proposed retirement to the then current Chief Executive Officer of the Company or, in the event of a proposed retirement of the then current Chief Executive Officer such notice (for purposes of the AIP, six months’ advance written notice) must be given to the Chairman of our Board of Directors; provided, however, that if such executive is terminated for cause after providing such advanced written notice, such termination will not be considered a retirement.

With respect to our employment, incentive and benefits plans and agreements (other than the Flynn Employment Agreement and Dietrich Agreement), “good reason” generally means (i) a material reduction in the executive’s annual base salary, percentage target bonus opportunity under the AIP, or target long-term incentive award opportunity (or, for purposes of certain such plans and arrangements, following a change in control, a reduction of such compensation in the aggregate), in each case as then in effect, or other material benefits provided to officers of the Company, except where such reduction is part of a general reduction in salary or benefits by the Company, (ii) a material reduction in the executive’s title or job responsibilities, or (iii) following a change in control of the Company, an attempted relocation of the executive to a position that is located greater than forty miles from the location of such executive’s most recent principal location of employment with the Company; provided, however, that the executive will be treated as having resigned due to good reason only if he or she provides the Company with a notice of termination within ninety days of the initial existence of one of the conditions described above, following which the Company shall have thirty days from the receipt of the notice of termination to cure the event specified in the notice of termination and, if the Company fails to so cure the event, the Executive must terminate his or her employment not later than thirty days following the end of such cure period.

In addition, “cause” means (i) an executive’s refusal or failure (other than during periods of illness or disability) to perform his material duties and responsibilities, (ii) the executive’s conviction or plea of guilty or nolo contendere in respect of any felony, other than a motor vehicle offense, (iii) the commission of any act which causes material injury to the reputation, business or business relationships of the Company or any of its subsidiaries including, without limitation, any breach of written policies of the Company with respect to trading in securities, (iv) any other act of fraud, including, without limitation, misappropriation, theft or embezzlement, or (v) a violation of any applicable material policy of the Company or any of its subsidiaries, including, without limitation, a violation of the laws against workplace discrimination.

Mr. Flynn’s and Mr. Dietrich’s severance benefits under their individual employment agreements in the event of certain terminations in the absence of a change in control of the Company are described above under the section entitled “Employment Agreements.”

Annual Incentive Program for Senior Executives

In the event a participant’s employment is terminated during a program year by the Company without cause, due to death, disability, retirement, or the participant resigns for good reason, he or she shall be entitled to receive a bonus under the AIP in an amount equal to, (A) in the event such termination occurs after June 30 of the applicable program year, the lesser of (1) the amount he or she would have received if he or she were employed on the last day of such program year based upon actual company performance measured pursuant to the Plan (and assuming for such purpose that his or her individual business objectives have been achieved at target), or (2) his or her target bonus (such lesser amount, the “Full Termination Bonus Amount”) or (B) in the event the termination occurs prior to July 1 of the applicable program year, the Full Termination Bonus Amount multiplied by a fraction, the numerator of which is the number of days from the commencement of the program year until such termination and the denominator of which is 365.

Long-Term Incentive Awards

In the event an executive’s employment is terminated by the Company without cause, due to death or disability, or due to the executive’s resignation for good reason, in each case in the absence of a change in control of the Company, a pro-rata portion of our executive’ outstanding PSUs and performance-based long-term incentive cash awards would vest, based on the portion of the performance period elapsed prior to such termination, with all applicable performance goals determined at the end of the performance period based on actual Company performance. Our executive’s outstanding RSUs would immediately vest upon such executive’s termination by the Company without cause, due to death or disability, or due to the executive’s resignation for good reason.

Nonqualified Deferred Compensation

As described above in the section entitled “Other Elements of Compensation – Retirement Plans,” our NEOs are entitled to receive an annual employer credit under our Retirement Restoration Plan. Each of our executive officers is fully vested in his account balance under the Retirement Restoration Plan. All account balances under the plan would become immediately payable upon an executive’s separation from service (within the meaning of Section 409A of the Internal Revenue Code), death, or disability (as defined in the Retirement Restoration Plan).

Executive Retention Agreements

As described above in the section entitled “Employment Agreements—Executive Retention Agreements,” each of Messrs. Kokas, Schwartz, and Steen were granted a Retention Opportunity, any unpaid portion of which would be payable upon a termination by the Company without cause, by the executive for good reason, or upon the executive’s death or disability.

Payments Upon a Change in Control (Without Termination of Employment)

Annual Incentive Program for Senior Executives

In the event of a change in control of the Company, a participant would remain eligible to receive a bonus under our AIP following the completion of the program year in which the change in control occurs, based on the greater of target level performance and actual performance determined at the end of the performance period.

Long-Term Incentive Awards

In the event of a change in control of the Company, immediately following such change in control, unless the award is assumed or substituted, all outstanding PSUs and performance-based long-term incentive cash awards would become payable and deemed satisfied based on achievement at the maximum performance levels, other than any applicable Comparative TSR modifier, which would be deemed satisfied based upon actual performance as of the date of the change in control. If, however, a performance-based award is assumed or substituted by the acquirer in a transaction, then such award would become payable at the levels described above subject to the participant’s continued employment through the applicable performance period or in the event of certain terminations of employment prior to the end of the applicable performance period pursuant to the terms set forth in the applicable award agreement , as described in the section entitled “Payments Upon Termination of Employment (With a Change in Control) – Long-Term Incentive Awards” below.

All outstanding RSUs would immediately vest in connection with the change in control if the awards are not assumed or substituted by the acquiror in the transaction. If, however, the awards are assumed or substituted by the acquiror in the transaction, then the awards would remain outstanding subject to the executive officer’s continued employment, and would immediately vest in the event of certain terminations of employment following the change in control, as described in the section entitled “Payments Upon Termination of Employment (With a Change in Control) – Long-Term Incentive Awards” below.

Nonqualified Deferred Compensation

As noted above, each executive’s vested account balance under the Retirement Restoration Plan would become immediately payable in the event of a change in control.

Payments Upon Termination of Employment (With a Change in Control)

Severance Entitlements

As noted above, each of Messrs. Kokas, Schwartz and Steen participate in the Benefits Program, which provides for the severance payments and benefits described in the section entitled “Payments Upon Termination of Employment or Retirement (Without a Change in Control)” above. If, within the twelve-month period immediately following a change in control of the Company, an executive’s employment is terminated for reasons other than cause or if he resigns for good reason, and subject to his timely execution of a general release of claims, then such executive will be entitled to the severance benefits described above, except that such severance payments will be in the form of a single lump-sum payment in an amount equal to thirty-six months of the executive’s then-current annual base salary.

If, within the six-month period immediately following an executive’s termination of employment by the Company without cause or by the executive for good reason, a change in control of the company occurs, then, in addition to the severance payments described in the section entitled “Payments Upon Termination of Employment or Retirement (Without a Change in Control) – Severance Entitlements” above, and subject to the executive satisfying the aforementioned release requirements, the Executive will be entitled to receive a lump-sum payment equal to twelve months of his then-current base salary.

None of our NEOs are entitled to any tax gross-up payments in the event the executive is subject to the “golden parachute” excise tax under Section 4999 of the Internal Revenue Code. Receipt of the separation payments and benefits described above is conditioned upon the applicable executive complying with the terms and conditions of a restrictive covenant agreement.

Mr. Flynn’s and Mr. Dietrich’s severance benefits under their individual employment agreements in the event of certain terminations following a change in control are described under the section entitled “Employment Agreements” above.

Annual Incentive Plan for Senior Executives

In the event that a participant’s employment is terminated during a program year in which a change in control occurs (i) following such change in control by reason of (A) an involuntary termination by the Company without cause, (B) the participant’s resignation for good reason, (C) retirement, (D) death or disability; or, (ii) within six months prior to such change in control, by the Company without cause or by the participant for change in control good reason, such participant is entitled to receive a non-prorated AIP bonus payment calculated based on the greater of (A) target level performance and (B) the Company’s actual performance determined at the end of the performance period pursuant to the terms of the plan.

Long-Term Incentive Awards

In the event of an executive’s termination by the Company without cause, due to death or disability, or the executive’s resignation for good reason, in each case following a change in control of the Company, all outstanding performance-based long-term incentive awards that were not substituted or assumed by the acquiror in connection with the transaction would immediately vest, with any applicable performance goals deemed satisfied at maximum performance levels, other than any applicable Comparative TSR modifier, which would be deemed satisfied based upon actual performance as of the date of the change in control.

Post-Termination and Change in Control Table

The table below sets forth the estimated dollar value of the payments and other benefits our NEOs would receive in the event of his termination of employment or a change in control that are in addition to amounts previously earned and accrued by the executive, in each case assuming that such termination is without cause and such termination or change in control occurred on December 31, 2019.

These estimates were valued based on the closing price of our Common Stock as quoted on the NASDAQ Global Market on December 31, 2019, which was $27.57 per share. The actual amounts to be paid can only be determined at the time of such events.

These estimates assume that the NEO (a) executes a release of claims, (b) does not violate the executive’s noncompetition or nonsolicitation agreements or any other restrictive covenants with us following termination, (c) does not receive medical and life insurance coverage from another employer within twelve months of the termination of his employment, (d) does not have any unused vacation time, and (e) does not incur legal fees requiring reimbursement from us.

These estimates exclude payments under our AIP for Senior Executives that each NEO became entitled to as of December 31, 2019.

Name	Payments on Termination of Employment Without Cause, for Good Reason, or Due to Disability(1)	Payments on Termination of Employment Due to Death(2)	Payments on Termination of Employment Due to Retirement(3)	Payments in Connection with a Change of Control Without Qualifying Termination of Employment(4)	Payments in Connection with a Change of Control With a Qualifying Termination of Employment(5)
William J. Flynn	$8,201,462	$8,201,462	$5,931,462	$—	$13,779,821
John W. Dietrich	4,779,758	4,779,758	1,011,374	—	9,079,383
Michael T. Steen	5,561,541	4,211,541	—	—	9,686,383
Adam R. Kokas	5,110,861	3,860,861	—	—	8,788,815
Spencer Schwartz	5,110,861	3,860,861	—	—	8,788,815

(1)	Represents (a) salary continuation for twenty-four months at the NEO’s then- current base salary, (b) in the case of Mr. Dietrich, the estimated cost of reimbursement of the portion of COBRA health and welfare continuation coverage premiums attributable to employer cost-share on an after-tax basis, until he would become Medicare eligible or, in the case of the other NEOs, for 12 months, (c) prorated vesting of outstanding PSUs and performance-based long-term incentive cash awards calculated based on the portion of the performance period elapsed prior to December 31, 2019 and assuming target level performance, (d) full vesting of all outstanding RSUs, and (e) payment of full amount of the Retention Bonus. Note, because Mr. Flynn is Medicare eligible he would not receive continued COBRA coverage.

(2)	Represents (a) two times Mr. Flynn's and Mr. Dietrich's annual base salary, (b) in the case of Mr. Dietrich, the estimated cost of reimbursement of the portion of COBRA health and welfare continuation coverage premiums attributable to employer cost-share on an after-tax basis until he would become Medicare eligible or, in the case of the other NEOS, for 12 months, (c) prorated vesting of outstanding PSUs and performance-based long-term incentive cash awards calculated based on the portion of the performance period elapsed prior to December 31, 2019 and assuming target level performance, (d) full vesting of all outstanding RSUs, and (e) payment of the full amount of the Retention Bonus. Note that because Mr. Flynn is Medicare eligible, he would not receive continued COBRA coverage.

(3)	Mr. Dietrich is entitled to receive reimbursement of the portion of his COBRA health and welfare continuation coverage premiums attributable to employer cost-share on an after-tax basis until he becomes Medicare eligible. Mr. Flynn is entitled to (i) full vesting of his outstanding RSU awards and (ii) full vesting of his outstanding PSUs and performance-based long-term incentive cash awards based on actual performance, which will be paid in the normal course following the end of the applicable performance period, in each case pursuant to the terms of his Transition Agreement as more fully described in the section entitled “Employment Agreements.” Of our NEOs, only Messrs. Flynn and Dietrich are retirement eligible and Mr. Flynn is Medicare eligible.

(4)	Because our equity awards have a “double-trigger” vesting requirements, full vesting would only occur upon certain terminations of the NEO’s employment subsequent to the change in control or such awards are not assumed or substituted for equity of a comparable value in connection with such change in control.

(5)	Represents (a) thirty-six months of the NEO’s annual base salary payable in a lump sum, (b) the estimated cost of 12 months of reimbursement of the portion of COBRA health and welfare continuation coverage premiums attributable to employer cost-share on an after-tax basis, (c) full vesting of all outstanding performance-based long-term incentive awards with any applicable performance goals (including any applicable Comparative TSR modifier) deemed satisfied at maximum performance levels, (d) full vesting of all outstanding RSUs, and (e) payment of the full amount of the Retention Bonus. The amounts in this column do not reflect any reductions for federal excise tax levied on certain excess termination payments under Section 4999 of the Code.

Pay Ratio

Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Act (together with any SEC guidance issued thereunder, the “pay ratio rules”), presented below is the ratio of annual total compensation of our CEO to the annual total compensation to our median employee (excluding our CEO).

Median Employee

Our median employee is a First Officer pilot flying one of our Boeing 747-400 freighter aircraft.

Company crew member (pilot) salaries are determined under a collective bargaining agreement. Seniority, performance, job skills and rank are some of the factors that go into determining crew member compensation.

Pay Ratio

The 2019 annual total compensation as determined in accordance with the applicable pay ratio rules for our CEO was $8,028,841. The 2019 annual total compensation as determined under the pay ratio rules for our median employee was $106,763. The ratio of our CEO’s annual total compensation to our median employee’s total compensation for fiscal year 2019 is 75 to 1.

We understand that the CEO pay ratio is intended to provide greater transparency to annual CEO pay and how it compares to the pay of the median employee. As such, we are providing a supplemental ratio that compares the CEO’s regular annual pay, excluding the amounts received in connection with his retirement as of December 31, 2019 (see the “2019 Executive Leadership Transitions” section), as set forth in the Pro Forma Summary Compensation Table appearing above, to the pay of the median-paid employee as we believe that this supplemental ratio reflects a more representative comparison. The resulting supplemental CEO pay ratio is 70 to 1.

Measurement Process

The ratio is calculated in a manner consistent with the pay ratio rules. In identifying our median employee, we calculated the annual total compensation of each of our employees and our consolidated subsidiaries for the 12-month period that ended on December 31, 2019. Total compensation for these purposes included base wages or salary, any applicable bonuses or profit sharing plan payouts and any other taxable elements of compensation and was calculated using IRS Form W-2 data supplemented with internal payroll and HR records. We did not apply any cost-of-living adjustments as part of the calculation.

We selected the median employee based on approximately 3,565 full-time, part-time and temporary workers who were employed as of December 31, 2019, which number excludes all employees located outside of the United States (133 individuals; 43 in Hong Kong, 10 in the United Kingdom, 11 in the United Arab Emirates, 16 in Germany, 4 in South Korea, 1 in Luxembourg, 15 in Japan, 7 in Australia, 4 in the Netherlands, 5 in Chile, 5 in Brazil, 1 in Belgium, 1 in Peru, 4 in the People’s Republic of China, 1 in Taiwan, and 5 in Singapore). These persons were excluded pursuant to the de minimis exemption provided under the pay ratio rules. For full-time and part-time employees who were hired in 2019 but did not work the full year, we annualized their compensation but did not make any full-time equivalent adjustments. With respect to temporary employees, we used their actual wages earned. We did not include independent contractors in our determination.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules. Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies—including companies in our peer group—may not be comparable to the pay ratio reported above. Other companies may have different employment and compensation practices, different geographic breadth, perform different types of work, and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios. This information is being provided for compliance purposes.

Neither the Compensation Committee nor management of the company used the pay ratio measure in making compensation decisions. The detailed process through which our Compensation Committee determines our executive compensation, including our CEO’s compensation, is detailed set forth above and in our Compensation and Discussion and Analysis section.

Compensation of Outside Directors

The compensation of our nonemployee Directors is reviewed by the Compensation Committee on a periodic basis. In 2019, the Compensation Committee reviewed the compensation amounts for nonemployee directors in tandem with Pay Governance, the Compensation Committee’s independent consultant. Based on such review, the Committee determined that the compensatory arrangements currently in place for the nonemployee Directors are reasonably aligned with Company size and that no changes to such arrangements would be made.

Compensation for our nonemployee Directors consists of the following:

Cash Retainer

•	Each of our nonemployee Directors receives a $95,000 annual cash retainer, payable quarterly in advance.

Equity Compensation – Restricted Stock Units

•	On the date of our annual meeting of shareholders, each of our nonemployee Directors receives an annual grant of restricted stock units for a number of shares having a value of $110,000 (calculated based on the closing price of our Common Stock on the date of grant).

•	The RSUs generally vest and are automatically converted into common shares on the one-year anniversary of the date of grant.

•	Nonemployee directors have the option to defer the receipt of common shares resulting from the vesting of their restricted stock units.

Chairman / Lead Independent Director Positions

•	The Chairman of the Board receives $150,000 annually; and

•	The Chairs of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee receive $20,000, $15,000 and $15,000, respectively, per year; and

•	The Lead Independent Director receives $50,000 annually.

Meeting Fees

•	Directors do not receive regular meeting fees. However, if more than six meetings of the Board or any Committee occur (determined independently) in any given year, meeting fees are paid at the rate of $1,500 per meeting (with the Chairman of the Board or the Committee Chair being paid at the rate of $3,000 for any such meeting).

Medical, Dental and Vision Care Insurance

•	Optional medical, dental and vision care coverage had been made available to certain nonemployee Directors and their eligible dependents on terms and at a premium cost similar to that charged to Company employees. Eligibility for this benefit has ended, but remains in effect for nonemployee Directors whose original participation began in or before 2011.

•	Certain nonemployee Directors who opted not to stand for re-election to the Board after reaching age 60 and who had 10 or more years of Board service were eligible to participate in the Company’s medical plans (at full premium cost to the Director) until they became eligible for Medicare benefits. Eligibility for this benefit has ended, but remains in effect for nonemployee Directors whose original participation began in or before 2011.

2019 Total Compensation of Nonemployee Directors

The following table shows (i) the cash amount paid to each nonemployee Director for his or her service as a nonemployee Director in 2019, and (ii) the grant date fair value of restricted stock units awarded to each nonemployee Director in 2019, calculated in accordance with the accounting guidance on share-based payments. Mr. Flynn did not receive any additional compensation for his service as a Director in 2019.

Name (a)	Fees Paid in Cash ($) (b)	Stock Awards ($)(1) (c)	Total ($) (h)
Robert F. Agnew (2)	189,750	110,027	299,777
Timothy J. Bernlohr	125,500	110,027	235,527
Charles F. Bolden, Jr.	102,500	110,027	212,527
Bobby Griffin	105,500	110,027	215,527
Carol B. Hallett	126,500	110,027	236,527
Jane H. Lute	105,500	110,027	215,527
Duncan McNabb	132,000	110,027	242,027
Sheila A. Stamps	102,500	110,027	212,527
John K. Wulff	108,500	110,027	218,527

(1)	These units vest on the one-year anniversary of the grant date. The grant date fair value was $38.92 per share.

(2)	Mr. Agnew, our former Chairman, passed away on August 19, 2019.

Nonemployee Directors’ Outstanding Equity Awards at Fiscal Year-End 2019

The table below shows outstanding equity awards for our nonemployee Directors as of December 31, 2019. Market values reflect the closing price of our Common Stock on the NASDAQ Global Market on December 31, 2019, which was $27.57 per share.

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Timothy J. Bernlohr	5/22/2019	2,827	77,940
Charles F. Bolden, Jr.	5/22/2019	2,827	77,940
Bobby Griffin	5/22/2019	2,827	77,940
Carol B. Hallett	5/22/2019	2,827	77,940
Jane H. Lute	5/22/2019	2,827	77,940
Duncan McNabb	5/22/2019	2,827	77,940
Sheila A. Stamps	5/22/2019	2,827	77,940
John K. Wulff	5/22/2019	2,827	77,940

The grant date fair value of units granted on May 22, 2019 was $38.92 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock Ownership

The following table sets forth, as of April 20, 2020, information regarding beneficial ownership of our Common Stock by:

•	Each shareholder who is known to us to be the beneficial owner of 5% or greater of our Common Stock, based on currently available Schedules 13G and 13D filed with the SEC, as may be updated by a Statement of Change of Beneficial Ownership of Securities on Form 4 subsequently filed with the SEC;

•	Each Director;

•	Each of our NEOs; and

•	All of our Executive Officers and members of our Board as a group.

Unless otherwise indicated, each shareholder has sole voting and dispositive power with respect to the shares of Common Stock beneficially owned by that shareholder. The number of shares of Common Stock beneficially owned is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of April 20 , 2020, through the exercise of any stock option or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner. The number of shares of our Common Stock issued and outstanding as of April 20, 2020 was 26,126,559. Except as otherwise indicated in the table below, addresses of named beneficial owners are c/o Atlas Air Worldwide Holdings, Inc., 2000 Westchester Avenue, Purchase, NY 10577.

Beneficial Ownership Table

Name and Address of Beneficial Owner	Number of shares Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
5% Shareholders:

BlackRock, Inc.(a) 55 East 52nd Street New York, NY 10055	3,819,320	14.7%
The Vanguard Group(b) 100 Vanguard Boulevard Malvern, PA 19355	2,842,615	11.0%
Dimensional Fund Advisors LP)(c) Building One 6300 Bee Cave Road Austin, TX 78746	2,165,080	8.3%
Towle & Co.(d) 1610 Des Peres Road Suite 250 St. Louis, MO 63131	1,644,476	6.3%
Donald Smith & Co., Inc.(e) 157 West 57th Street New York, NY 10019	1,337,684	5.2%

Name of Beneficial Owner	Number of shares Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Directors:

Timothy J. Bernlohr (f)	40,189	*
Charles F. Bolden, Jr. (f)	9,878	*
Bobby J. Griffin (f)	9,187	*
William J. Flynn	96,979	*
Carol B. Hallett (g)	38,909	*
Jane H. Lute (f) (g)	4,447	*
Duncan J. McNabb (f)	19,227	*
Sheila A. Stamps (f) (g)	4,447	*
John K. Wulff (f) (g)	31,687	*
Director and NEO:

John W. Dietrich	82,138	*
Other NEOs:

Michael T. Steen	155,825	*
Adam R. Kokas	77,799	*
Spencer Schwartz	42,636	*

All Directors and executive officers as a group (15 persons, including the persons listed above)	629,465	(2.4%)

*	Represents less than 1% of the outstanding shares of Common Stock.

(a)	This information is based on a Schedule 13G/A filed with the SEC on February 4, 2020. As set forth in this filing, BlackRock, Inc. has sole voting power over 3,774,660 shares and sole dispositive power with regard to 3,819,320 shares. We have not made any independent determination as to the beneficial ownership of this shareholder and are not restricted in any determination we may make by reason of inclusion of such shareholder or their shares in this table.

(b)	This information is based on Schedule 13G/A filed with the SEC on February 12, 2020. As set forth in this filing, The Vanguard Group has sole voting power over 21,948 shares, sole dispositive power with regard to 2,822,256 shares, shared voting power over 678 shares and shared dispositive power over 20,359 shares. We have not made any independent determination as to the beneficial ownership of this shareholder and are not restricted in any determination we may make by reason of inclusion of such shareholder or their shares in this table.

(c)	This information is based on Schedule 13G/A filed with the SEC on February 12, 2020. As set forth in this filing, Dimensional Fund Advisors LP has sole voting power over 2,092,180 shares and sole dispositive power with regard to 2,165,080 shares. We have not made any independent determination as to the beneficial ownership of this shareholder and are not restricted in any determination we make by reason of inclusion of such shareholder or their shares in this table.

(d)	This information is based on Schedule 13G filed with the SEC on February 14, 2020. As set forth in this filing, Towle & Co. has sole voting power over 1,118,856 shares and sole dispositive power with regard to 1,644,476 shares. We have not made any independent determination as to the beneficial ownership of this shareholder and are not restricted in any determination we may make by reason of inclusion of such shareholder or their shares in this table.

(e)	This information is based on Schedule 13G filed with the SEC on February 10, 2020. As set forth in this filing, Donald Smith & Co., Inc. has sole voting power over 1,325,100 shares and sole dispositive power with regard to 1,330,700 shares. In addition, DSCO Value Fund, L.P., an affiliated fund, has sole voting power and sole dispositive power over 6,984 shares. We have not made any independent determination as to the beneficial ownership of this shareholder and are not restricted in any determination we may make by reason of inclusion of such shareholder or their shares in this table.

(f)	Includes shares credited under the Company’s Non-Employee Director Restricted Stock Unit Deferral Program and that are payable on termination of Board service or on the occurrence of certain other specified events: 4,447 for Mr. Bernlohr; 6,708 for Mr. Bolden; 6,708 for Mr. Griffin; 2,223 for Ms. Lute; 6,708 for Mr. McNabb; 1,620 for Ms. Stamps; and 4,447 for Mr. Wulff.

(g)	Includes shares issuable on vesting of restricted stock units in May 2020: 2,827 for Ms. Hallett; 1,413 for Ms. Lute; 2,827 for Ms. Stamps; and 2,261 for Mr. Wulff.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance under our equity compensation plans at December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	787,655	$-	(1)	942,260
Total	787,655	-		942,260

(1)	Includes 787,655 of restricted and performance shares and units, which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Our Code of Conduct Applicable to our Chief Executive Officer, Senior Financial Officers and Members of the Board of Directors (the “Code of Ethics”), which is available on our website at www.atlasairworldwide.com under the “About Us – Structure and Governance” section, provides that such officers and Directors should follow the guidelines outlined in our Employee Handbook and Code of Conduct and communicate any potential or actual conflicts of interest (however immaterial) to the Chairman of the Board, the Chairman of the Audit Committee of the Board of Directors, and the General Counsel so that an objective, third-party review can be made of the matter. Pursuant to our Audit Committee Charter, which is also available on our website at www.atlasairworldwide.com, the Audit Committee reviews reports and disclosures of insider and affiliated party transactions and/or conflicts of interest or potential conflicts of interest involving corporate officers and members of the Board of Directors. The Audit Committee, when appropriate, will also review and approve any involvement of corporate officers and members of the Board of Directors in matters that might constitute a conflict of interest or that may otherwise be required to be disclosed as a related person transaction under SEC regulations. Since January 1, 2019, there have been no related person transactions. Our Nominating and Governance Committee separately determines Director Independence as summarized in “Director Independence” below.

Director Independence

The Nominating and Governance Committee has determined that all Directors other than Mr. Flynn and Mr. Dietrich are independent under Company standards and SEC and NASDAQ rules. The Nominating and Governance Committee classifies the following Directors nominated for election at the Annual Meeting as independent: Ms. Hallett, Lute and Stamps and Messrs. Bernlohr, Bolden, Griffin, McNabb and Wulff.

Our Nominating and Governance Committee Charter includes categorical standards to assist the Nominating and Governance Committee in making its determination of Director independence within the meaning of the rules of the SEC and the Marketplace Rules of NASDAQ. The Nominating and Governance Committee will not consider a Director to be independent if, among other things, he or she:

•	Was employed by us at any time in the last three years;

•	Has an immediate family member who is, or in the past three years was, employed by us as an executive officer;

•	Has accepted or has an immediate family member who has accepted any compensation from us in excess of $120,000 during a period of 12 consecutive months within the three years preceding the determination of independence (other than compensation for Board service, compensation to a family member who is a nonexecutive employee, or benefits under a tax-qualified retirement plan or nondiscretionary compensation);

•	Is, was or has a family member who is or was a partner, controlling shareholder, or executive officer of any organization to which we made or from which we received payments for property or services in the current year or any of the past three fiscal years in an amount that exceeds the greater of $200,000 or 5% of the recipient’s consolidated gross revenues for the year;

•	Is or has a family member who is employed as an executive officer of another entity where at any time during the last three years any of the Company’s executive officers serve or served on the entity’s compensation committee; or

•	Is or has a family member who is a current partner of the Company’s independent registered public accounting firm or was or has a family member who was a partner or employee of the Company’s independent registered public accounting firm who worked on the Company’s audit at any time during the last three years.

Pursuant to the Nominating and Governance Committee Charter and as further required by NASDAQ rules, the Nominating and Governance Committee made a subjective determination as to each nonemployee Director that no relationship exists which, in the opinion of the Board, would interfere with such individual’s exercise of independent judgment in carrying out his or her responsibilities as a Director. As part of such determination, the Nominating and Governance Committee examined, among other things, whether there were any transactions or relationships between AAWW and an organization of which a nonemployee Director or Director Nominee has been a partner, shareholder, or officer within the last fiscal year. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that a Director is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees to Independent Registered Public Accounting Firm

Services provided to us by PwC for each of the last two fiscal years are described below (dollars in thousands):

	2019	2018
Audit Fees	$2,909	$2,406
Audit-Related Fees	63	106
Tax Fees	2,088	1,668
Total	$5,060	$4,180

•	Audit Fees represent professional services, including out-of-pocket expenses, rendered for the integrated audit of our consolidated financial statements, for reviews of our financial statements included in our Quarterly Reports on Form 10-Q, for services provided in connection with statutory and regulatory filings and for consents in connection with registration statements.

•	Audit-Related Fees consist of services in 2019 and 2018 related to the impact of adopting amended accounting guidance and a subscription for accounting research software.

•	Tax Fees consist of tax services, including tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

The Audit Committee preapproves audit and permissible non-audit services provided by the independent registered public accounting firm in accordance with the Committee’s preapproval policy. These services may include audit services, audit-related services, tax services, and other services. Necessary approvals required between Audit Committee meetings must be pre-approved by the Audit Committee Chairman, or such other Audit Committee member who has been delegated this authority by the Audit Committee Chairman. For any such approvals between meetings, a description is provided to the Audit Committee for discussion at its next regularly scheduled meeting. The Audit Committee has concluded that the provision of the non-audit services described above are compatible with maintaining the independence of PwC. The Audit Committee has met with management and PwC to review and approve the overall plan and scope of the audit for the current year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith

31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2020.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)

By:	/s/ John W. Dietrich
John W. Dietrich
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on April 28, 2020 on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

* William J. Flynn	Chairman of the Board
William J. Flynn

/s/ John W. Dietrich	President, Chief Executive Officer and Director
John W. Dietrich	(Principal Executive Officer)

/s/ Spencer Schwartz	Executive Vice President and Chief Financial Officer
Spencer Schwartz	(Principal Financial Officer)

/s/ Keith H. Mayer	Senior Vice President, Chief Accounting Officer
Keith H. Mayer	and Corporate Controller
(Principal Accounting Officer)

* Timothy J. Bernlohr	Director
Timothy J. Bernlohr

* Charles F. Bolden, Jr.	Director
Charles F. Bolden, Jr.

* Bobby J. Griffin	Director
Bobby J. Griffin

* Carol B. Hallett	Director
Carol B. Hallett

* Jane H. Lute	Director
Jane H. Lute

* Duncan J. McNabb	Director
Duncan J. McNabb

* Sheila A. Stamps	Director
Sheila A. Stamps

* John K. Wulff	Director
John K. Wulff

*By:	/s/ John W. Dietrich
John W. Dietrich, as Attorney-in-fact for each of the persons indicated

