Form 10-Q
period 2020-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2020-05-07
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, there were 26,126,559 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$225,160	$103,029
Short-term investments	-	879
Restricted cash	10,459	10,401
Accounts receivable, net of allowance of $1,182 and $1,822, respectively	274,202	290,119
Prepaid expenses, assets held for sale and other current assets	187,739	228,103
Total current assets	697,560	632,531
Property and Equipment
Flight equipment	4,911,265	4,880,424
Ground equipment	85,163	83,584
Less: accumulated depreciation	(1,026,946)	(977,883)
Flight equipment modifications in progress	62,953	67,101
Property and equipment, net	4,032,435	4,053,226
Other Assets
Operating lease right-of-use assets	215,099	231,133
Deferred costs and other assets	385,170	391,895
Intangible assets, net and goodwill	75,348	76,856
Total Assets	$5,405,612	$5,385,641

Liabilities and Equity
Current Liabilities
Accounts payable	$91,092	$79,683
Accrued liabilities	447,379	481,725
Current portion of long-term debt and finance leases	283,066	395,781
Current portion of long-term operating leases	142,668	141,973
Total current liabilities	964,205	1,099,162
Other Liabilities
Long-term debt and finance leases	2,148,200	1,984,902
Long-term operating leases	357,533	392,832
Deferred taxes	80,933	74,040
Financial instruments and other liabilities	21,991	42,526
Total other liabilities	2,608,657	2,494,300
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,483,409 and 31,048,842 shares issued, 26,126,232 and 25,870,876 shares outstanding (net of treasury stock), as of March 31, 2020 and December 31, 2019, respectively	315	310
Additional paid-in-capital	782,517	761,715
Treasury stock, at cost; 5,357,177 and 5,177,966 shares, respectively	(217,705)	(213,871)
Accumulated other comprehensive loss	(2,573)	(2,818)
Retained earnings	1,270,196	1,246,843
Total stockholders’ equity	1,832,750	1,792,179
Total Liabilities and Equity	$5,405,612	$5,385,641

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Operating Revenue	$643,502	$679,683

Operating Expenses
Salaries, wages and benefits	147,744	145,474
Aircraft fuel	108,318	106,321
Maintenance, materials and repairs	94,152	103,620
Depreciation and amortization	57,584	64,481
Travel	42,391	45,029
Passenger and ground handling services	31,959	32,160
Navigation fees, landing fees and other rent	31,401	40,216
Aircraft rent	23,967	41,888
Gain on disposal of aircraft	(6,717)	-
Transaction-related expenses	521	2,527
Other	51,112	51,093
Total Operating Expenses	582,432	632,809

Operating Income	61,070	46,874

Non-operating Expenses (Income)
Interest income	(480)	(2,044)
Interest expense	29,275	30,353
Capitalized interest	(193)	(463)
Loss on early extinguishment of debt	-	245
Unrealized (gain) loss on financial instruments	(924)	46,575
Other (income) expense, net	1,206	(2,975)
Total Non-operating Expenses (Income)	28,884	71,691

Income (loss) before income taxes	32,186	(24,817)
Income tax expense	8,833	4,893
Net Income (Loss)	$23,353	$(29,710)

Earnings (loss) per share:
Basic	$0.90	$(1.15)
Diluted	$0.90	$(1.15)
Weighted average shares:
Basic	25,966	25,735
Diluted	25,966	25,735

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net Income (Loss)	$23,353	$(29,710)
Other comprehensive income:
Reclassification to interest expense	308	344
Income tax benefit	(63)	(81)
Other comprehensive income	245	263
Comprehensive Income (Loss)	$23,598	$(29,447)

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Operating Activities:
Net Income (Loss)	$23,353	$(29,710)

Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation and amortization	74,352	78,988
Accretion of debt securities discount	(2)	(127)
Provision for expected credit losses	(73)	34
Loss on early extinguishment of debt	-	245
Unrealized loss (gain) on financial instruments	(924)	46,575
Gain on disposal of aircraft	(6,717)	-
Deferred taxes	7,352	4,751
Stock-based compensation	3,860	5,621
Changes in:
Accounts receivable	16,515	9,686
Prepaid expenses, current assets and other assets	(5,476)	(42,309)
Accounts payable and accrued liabilities	(40,393)	(19,985)
Net cash provided by operating activities	71,847	53,769
Investing Activities:
Capital expenditures	(8,291)	(30,584)
Payments for flight equipment and modifications	(26,000)	(57,332)
Proceeds from insurance	-	38,133
Proceeds from investments	881	4,961
Proceeds from disposal of aircraft	44,110	-
Net cash provided by (used for) investing activities	10,700	(44,822)
Financing Activities:
Proceeds from debt issuance	164,000	19,723
Payment of debt issuance costs	(2,386)	(955)
Payments of debt and finance lease obligations	(193,644)	(90,907)
Proceeds from revolving credit facility	75,000	-
Customer maintenance reserves and deposits received	2,586	4,144
Customer maintenance reserves paid	(2,080)	-
Purchase of treasury stock	(3,834)	(9,189)
Net cash provided by (used for) financing activities	39,642	(77,184)
Net increase (decrease) in cash, cash equivalents and restricted cash	122,189	(68,237)
Cash, cash equivalents and restricted cash at the beginning of period	113,430	232,741
Cash, cash equivalents and restricted cash at the end of period	$235,619	$164,504

Noncash Investing and Financing Activities:

Acquisition of flight equipment included in Accounts payable and accrued liabilities	$16,368	$7,752
Acquisition of property and equipment acquired under operating leases	$670	$-
Customer maintenance reserves settled with sale of aircraft	$6,497	$-

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	As of and for the Three Months Ended March 31, 2020
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2019	$310	$(213,871)	$761,715	$(2,818)	$1,246,843	$1,792,179
Net Income (Loss)	-	-	-	-	23,353	23,353
Other comprehensive income	-	-	-	245	-	245
Stock-based compensation	-	-	3,860	-	-	3,860
Customer warrant	-	-	2,394	-	-	2,394
Cumulative effect of change in accounting principle	-	-	14,553	-	-	14,553
Purchase of 179,211 shares of treasury stock	-	(3,834)	-	-	-	(3,834)
Issuance of 434,567 shares of restricted stock	5	-	(5)	-	-	-
Balance at March 31, 2020	$315	$(217,705)	$782,517	$(2,573)	$1,270,196	$1,832,750

	As of and for the Three Months Ended March 31, 2019
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2018	$306	$(204,501)	$736,035	$(3,832)	$1,539,956	$2,067,964
Net Income (Loss)	-	-	-	-	(29,710)	(29,710)
Other comprehensive income	-	-	-	263	-	263
Stock-based compensation	-	-	5,621	-	-	5,621
Purchase of 179,339 shares of treasury stock	-	(9,189)	-	-	-	(9,189)
Issuance of 439,544 shares of restricted stock	4	-	(4)	-	-	-
Balance at March 31, 2019	$310	$(213,690)	$741,652	$(3,569)	$1,510,246	$2,034,949

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Intercompany accounts and transactions have been eliminated.  The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2019, which includes additional disclosures and a summary of our significant accounting policies.  The December 31, 2019 balance sheet data was derived from that Annual Report.  In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019, comprehensive income (loss) for the three months ended March 31, 2020 and 2019, cash flows for the three months ended March 31, 2020 and 2019, and stockholders’ equity as of and for the three months ended March 31, 2020 and 2019.

Our quarterly results are subject to seasonal and other fluctuations, including fluctuations resulting from the global COVID-19 pandemic (see Note 2 for further discussion), and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Except for per share data, all dollar amounts are in thousands unless otherwise noted.

2. Summary of Significant Accounting Policies

Warrant Liability

Common stock warrants that are classified as a liability are marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized (gain) loss on financial instruments.  We utilize a Monte Carlo simulation approach to estimate the fair value of the warrant liability, which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility and risk-free interest rate, among others.  Our earnings are affected by changes in our common stock price due to the impact those changes have on the fair value of our warrant liability (see Note 4 for further discussion).

Heavy Maintenance

Except for engines used on our 747-8F aircraft, we account for heavy maintenance costs for airframes and engines used in our ACMI and Charter segments using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs.

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method.  Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required.  Amortization of deferred maintenance expense included in Depreciation and amortization was $7.9 million and $4.4 million for the three months ended March 31, 2020 and 2019, respectively.

Deferred maintenance included within Deferred costs and other assets is as follows:

Balance as of December 31, 2019	$184,279
Deferred maintenance costs	13,710
Amortization of deferred maintenance	(7,939)
Balance as of March 31, 2020	$190,050

COVID-19

In December 2019, COVID-19 was first reported in China and has since spread to most other regions of the world.  In March 2020, COVID-19 was determined to be a global pandemic by the World Health Organization.  During the first quarter of 2020, this public health crisis disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in flight cancellations by our ACMI customers and lower U.S. Military Air Mobility Command (“AMC”) passenger flying as the military took precautionary measures to limit the movement of personnel.  A reduction of available cargo capacity in the market and increased demand for transporting goods due to the COVID-19 pandemic also resulted in increased commercial cargo charter yields, net of fuel, during the quarter.  We have incurred and expect to incur significant additional costs, including premium pay; other operational costs, including costs for continuing to provide a safe working environment for our employees; and higher crew costs related to increased pay rates resulting from our recent interim agreement with the pilots.  In addition, the availability of hotels and restaurants; evolving COVID-19-related travel restrictions and health screenings; and cancellations of passenger flights by other airlines globally or airport closures have impacted and could further impact our ability to position crewmembers for operating our aircraft.  In March 2020, as a precautionary measure due to uncertainty arising from the COVID-19 pandemic, we drew $75.0 million under our revolving credit facility and had $19.8 million of unused availability as of March 31, 2020.

Our ability to continue to service our debt and meet our lease and other obligations as they come due is dependent on our continued ability to generate earnings and cash flows.  To mitigate the impact of any continuation or worsening of the COVID-19 pandemic disruptions, we have significantly reduced nonessential employee travel, reduced the use of contractors, limited ground staff hiring, implemented a number of other cost reduction initiatives and taken other actions, such as the sale of certain nonessential assets.  If we are unable to implement these or additional initiatives, it could have a material adverse effect on our financial position, results of operations, and cash flows.  We believe the Company will generate sufficient liquidity to satisfy its obligations over the next twelve months.

Recent Accounting Pronouncements Adopted in 2020

In November 2019, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for share-based payment awards issued to a customer. The amended guidance requires share-based payment awards issued to a customer to be recorded as a reduction of the transaction price in revenue based on the fair value at grant date and to be classified on the balance sheet using accounting guidance for stock-based compensation. The amended guidance was effective for fiscal years beginning after December 15, 2019. Effective January 1, 2020, we adopted the amended guidance and applied the modified retrospective approach to the most current period presented.  As a result, $14.6 million, or approximately 60% of our customer warrant liability of $24.3 million related to revenue contracts, which was included in Financial instruments and other liabilities as of December 31, 2019, was reclassified as Additional paid-in-capital within Total stockholders’ equity on January 1, 2020.  As a result, these customer warrants are no longer marked-to-market at the end of each reporting period with changes in fair value recorded as an unrealized (gain) loss on financial instruments.  The amended guidance did not impact the accounting for the remaining portion of our customer warrant liability related to Dry Lease contracts, which was approximately $9.7 million or approximately 40% of the total customer warrant liability as of December 31, 2019. The new guidance did not impact how we account for the amortization of the customer incentive asset (see Note 4 for further discussion).

In June 2016, the FASB amended its accounting guidance for the measurement of credit losses on financial instruments. The guidance requires entities to utilize an expected credit loss model for certain financial instruments, including most trade receivables, which replaces the incurred credit loss model previously used.  Under this new model, we are required to recognize estimated credit losses expected to occur over time using a broad range of information including historical information, current conditions and reasonable and supportable forecasts. Receivables related to lease contracts are not within the scope of this amended guidance. Effective January 1, 2020, we adopted the amended guidance under the modified retrospective approach and it did not have a material impact on our consolidated financial statements and related disclosures (see Note 5).

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

The following table summarizes our transactions with Polar:

	For the Three Months Ended
Revenue and Expenses:	March 31, 2020	March 31, 2019
Revenue from Polar	$76,234	$98,467
Ground handling and airport fees to Polar	526	518

Accounts receivable/payable as of:	March 31, 2020	December 31, 2019
Receivables from Polar	$21,416	$10,855
Payables to Polar	3,233	2,161

Aggregate Carrying Value of Polar Investment as of:	March 31, 2020	December 31, 2019
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

In addition to the amounts in the table above, Atlas recognized revenue of $27.5 million and $23.0 million for the three months ended March 31, 2020 and 2019, respectively, from flying on behalf of Polar.

Dry Leasing Joint Venture

We hold a 10% interest in a joint venture with an unrelated third party, which we entered into in December 2019, to develop a diversified freighter aircraft dry leasing portfolio.  Through Titan, we provide aircraft and lease management services to the joint venture for fees based upon aircraft assets under management, among other things.  Our investment in the joint venture is accounted for under the equity method of accounting. Under the joint venture, we have a commitment to provide up to $40.0 million of capital contributions before December 2022.  Our investment in the joint venture was $0.5 million and $1.5 million as of March 31, 2020 and December 31, 2019, respectively, and our maximum exposure to losses from the entity is limited to our investment. The joint venture does not currently have any third-party debt obligations and no capital contributions have been made as of March 31, 2020.  We had Accounts receivable from the joint venture of $1.3 million as of March 31, 2020 related to the reimbursement of certain expenses by the joint venture.  We have recognized no service fee income for the three months ended March 31, 2020.

Parts Joint Venture

We hold a 50% interest in a joint venture with an unrelated third party to purchase rotable parts and provide repair services for those parts, primarily for 747-8F aircraft.  Our investment in the joint venture is accounted for under the equity method of accounting.  As of March 31, 2020 and December 31, 2019, our investment in the joint venture was $19.3 million and $20.0 million, respectively.  We had Accounts payable to the joint venture of $1.0 million as of March 31, 2020 and $0.5 million as of December 31, 2019.

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

In conjunction with the agreements entered into in May 2016, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.50 per share (“Warrant A”).  As of December 31, 2018, this warrant to purchase 7.5 million shares had vested in full.  Warrant A is exercisable in accordance with its terms through May 2021.  As of March 31, 2020, no portion of Warrant A has been exercised.

The agreements entered into in May 2016 also provided incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.50 per share

(“Warrant B”).  This warrant to purchase 3.75 million shares will vest in increments of 37,500 shares each time Amazon has paid $4.2 million of revenue to us, up to a total of $420.0 million, for incremental business beyond the original 20 767-300 freighters.  As of March 31, 2020, 187,500 shares of Warrant B have vested.  Upon vesting, Warrant B becomes exercisable in accordance with its terms through May 2023. As of March 31, 2020, no portion of Warrant B has been exercised.

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we began providing CMI services using Boeing 737-800 freighter aircraft provided by Amazon.  The 737-800 CMI operations are for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  As of March 31, 2020, five 737-800 freighter aircraft entered CMI service.  Amazon may, in its sole discretion, place up to 15 additional 737-800 freighter aircraft into service with us by May 31, 2021.

In connection with the amended agreements, we granted Amazon a warrant to acquire up to an additional 9.9% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $52.90 per share (“Warrant C”).  When combined with Warrant A and Warrant B, this would allow Amazon to acquire up to a total of 39.9% (after the issuance) of our outstanding common shares and Amazon would be entitled to vote the shares it owns up to 14.9% of our outstanding common shares, in its discretion.  Amazon would be required to vote any shares it owns in excess of 14.9% of our outstanding common shares in accordance with the recommendation of our board of directors.  After Warrant B has vested in full, this warrant to purchase 6.6 million shares would vest in increments of 45,428 shares each time Amazon has paid $6.9 million of revenue to us, up to a total of $1.0 billion, for incremental business beyond Warrant A and Warrant B.  As of March 31, 2020, no portion of Warrant C has vested.  Upon vesting, Warrant C would become exercisable in accordance with its terms through March 2026.

Upon the vesting of Warrant A in previous years, the fair value of the warrant was recognized as a customer incentive asset within Deferred costs and other assets, net and is amortized as a reduction of Operating Revenue in proportion to the amount of revenue recognized over the terms of the Dry Leases and CMI agreements.  Determining the amount of amortization related to the CMI agreements requires significant judgment to estimate the total number of Block Hours expected over the terms of those agreements.  The fair value of Warrant A was also initially recorded as a warrant liability within Financial instruments and other liabilities (the “Amazon Warrant”). The Amazon Warrant liability is marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized (gain) loss on financial instruments.

As described in Note 2, we adopted the new accounting guidance for share-based payment awards issued to a customer as of January 1, 2020.  Under the amended guidance, approximately 60% of the Amazon Warrant liability related to the CMI agreements as of January 1, 2020 was reclassified to Additional paid-in-capital and will no longer be marked-to-market at the end of each reporting period.  The amended guidance does not impact the accounting for the remaining portion of the Amazon Warrant liability related to Dry Lease contracts. We recognized a net unrealized gain of $0.9 million and an unrealized loss of $46.6 million on the Amazon Warrant liability during the three months ended March 31, 2020 and 2019, respectively.  The fair value of the Amazon Warrant liability was $8.9 million as of March 31, 2020 and $24.3 million as of December 31, 2019.

When it becomes probable that an increment of either Warrant B or C will vest and the related revenue begins to be recognized, the grant date fair value of such portion is recognized as a customer incentive asset within Deferred costs and other assets, net and is amortized as a reduction of Operating Revenue in proportion to the amount of related revenue recognized.  The grant date fair value of such increment is also recorded as Additional paid-in-capital. At the time of vesting, any amounts recorded in Additional paid-in-capital related to Dry Lease contracts would be reclassified to the Amazon Warrant liability.

We amortized $9.0 million and $6.3 million of the customer incentive asset as a reduction of Operating Revenue for the three months ended March 31, 2020 and 2019, respectively.

Customer incentive asset included within Deferred costs and other assets is as follows:

Balance at December 31, 2019	$152,534
Initial value for estimate of vested or expected to vest warrants	2,394
Amortization of customer incentive asset	(9,022)
Balance at March 31, 2020	$145,906

5. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net of allowance for expected credit losses related to customer contracts, excluding Dry Leasing contracts, was $212.5 million as of March 31, 2020 and $247.5 million as of December 31, 2019.

Allowance for expected credit losses, included within Accounts receivable, is as follows:

Balance as of December 31, 2019	$1,822
Bad debt expense	(73)
Amounts written off, net of recoveries	(567)
Balance as of March 31, 2020	$1,182

Accrued Liabilities

Accrued liabilities consisted of the following as of:

	March 31, 2020	December 31, 2019
Maintenance	$122,253	$136,315
Customer maintenance reserves	104,747	110,355
Salaries, wages and benefits	56,268	75,719
Aircraft fuel	24,077	28,821
Deferred revenue	30,582	26,357
Other	109,452	104,158
Accrued liabilities	$447,379	$481,725

Revenue Contract Liability

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition.  The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Revenue contract liability balances during the three months ended March 31, 2020 were as follows:

Deferred Revenue
Balance as of December 31, 2019	$19,234
Revenue recognized	(39,521)
Amounts collected or invoiced	46,077
Balance as of March 31, 2020	$25,790

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$225,160	$103,029
Restricted cash	10,459	10,401
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$235,619	$113,430

6. Assets Held For Sale and Other Income

As of December 31, 2019, we had two 737-400 passenger aircraft previously used for training purposes, certain spare CF6-80 engines and three aircraft in our Dry Leasing portfolio classified as held for sale.  During the three months ended March 31, 2020, we received net proceeds of $44.1 million from the completion of the sales of some of the spare CF6-80 engines and two aircraft in our Dry Leasing portfolio and recognized a net gain of $6.7 million. The carrying value of the assets held for sale as of March 31, 2020 and December 31, 2019 was $111.6 million and $155.9 million, respectively, which was included within Prepaid expense, held for sale and other current assets in the consolidated balance sheets.  Sales of the remaining aircraft and engines held for sale are expected to be completed in 2020.

During the three months ended March 31, 2020, we recognized a refund of $1.4 million related to aircraft rent paid in previous years within Other (income) expense, net.  In April 2020, we received a refund of $31.5 million related to aircraft rent paid in previous years, which will be recognized during the second quarter of 2020 within Other (income) expense, net.

7. Debt

Term Loans

In February 2020, we refinanced two secured term loans, that were originally due later in 2020, with two new term loans.  One term loan is for 126 months in the amount of $82.0 million at a fixed interest rate of 3.27% with a final payment of $12.5 million due in July 2030.  The other term loan is for 130 months in the amount of $82.0 million at a fixed interest rate of 3.28% with a final payment of $12.5 million due in November 2030. The new term loans are each secured by a mortgage against a 777-200LRF aircraft and subject to usual and customary fees, covenants and events of default, with principal and interest payable quarterly.

In April 2020, we borrowed $14.6 million related to GEnx engine performance upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 1.15%.

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

The Convertible Notes consisted of the following as of March 31, 2020:

	2017 Convertible Notes	2015 Convertible Notes
Remaining life in months	50	26
Liability component:
Gross proceeds	$289,000	$224,500
Less: debt discount, net of amortization	(45,194)	(18,993)
Less: debt issuance cost, net of amortization	(3,512)	(1,766)
Net carrying amount	$240,294	$203,741

Equity component (1)	$70,140	$52,903

(1)	Included in Additional paid-in capital on the consolidated balance sheet as of March 31, 2020.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Contractual interest coupon	$2,618	$2,618
Amortization of debt discount	4,388	4,121
Amortization of debt issuance costs	387	372
Total interest expense recognized	$7,393	$7,111

Revolving Credit Facility

We have a $200.0 million secured revolving credit facility that matures in December 2022 (the “Revolver”). As of March 31, 2020, there was $175.0 million outstanding and we had $19.8 million of unused availability under the Revolver, based on the collateral borrowing base.

8. Income Taxes

The effective income tax rates were 27.4% and 19.7% for the three months ended March 31, 2020 and 2019, respectively. The rate for the three months ended March 31, 2020 differed from the U.S. statutory rate primarily due to tax expense from the vesting of share-based compensation.  The rate for the three months ended March 31, 2019 differed from the U.S. statutory rate primarily due to nondeductible changes in the fair value of the customer warrant liability (see Note 4 for further discussion).  For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

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

Term loans and notes consist of term loans, notes guaranteed by the Export-Import Bank of the United States (“Ex-Im Bank”) and equipment enhanced trust certificates. The fair values of these debt instruments and the Revolver are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

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

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	March 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$225,160	$225,160	$225,160	$-	$-
Restricted cash	10,459	10,459	10,459	-	-
	$235,619	$235,619	$235,619	$-	$-

Liabilities
Term loans and notes	$1,772,178	$1,749,135	$-	$-	$1,749,135
Revolver	175,000	160,993	-	-	160,993
Convertible notes (1)	444,035	414,978	414,978	-
Customer warrant	8,869	8,869	-	8,869
	$2,400,082	$2,333,975	$414,978	$8,869	$1,910,128

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$103,029	$103,029	$103,029	$-	$-
Short-term investments	879	879	-	-	879
Restricted cash	10,401	10,401	10,401	-	-
	$114,309	$114,309	$113,430	$-	$879

Liabilities
Term loans and notes	$1,800,911	$1,885,750	$-	$-	$1,885,750
Revolver	100,000	103,575	-	-	103,575
Convertible notes (1)	439,261	450,668	450,668	-	-
Customer warrant	24,345	24,345	-	24,345	-
	$2,364,517	$2,464,338	$450,668	$24,345	$1,989,325

(1) Carrying value is net of debt discounts and debt issuance costs (see Note 7).

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

We use an economic performance metric called Direct Contribution, which shows the profitability of each segment after allocation of direct operating and ownership costs.  Direct Contribution includes Income (loss) from continuing operations before income taxes and excludes the following: Special charges, Transaction-related expenses, nonrecurring items, Gains on the disposal of aircraft, Losses on early extinguishment of debt, Unrealized losses (gains) on financial instruments, Gains on investments and Unallocated income and expenses, net.  Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation.  Unallocated income and expenses, net include corporate overhead, nonaircraft depreciation, noncash expenses and income, interest expense on the portion of debt used for general corporate purposes, interest income on nondebt securities, capitalized interest, foreign exchange gains and losses, other revenue and other non-operating costs.

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income (loss) before income taxes:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Operating Revenue:
ACMI	$278,744	$306,567
Charter	327,629	305,114
Dry Leasing	41,926	69,946
Customer incentive asset amortization	(9,022)	(6,286)
Other	4,225	4,342
Total Operating Revenue	$643,502	$679,683

Direct Contribution:
ACMI	$52,306	$40,006
Charter	50,781	29,133
Dry Leasing	10,698	35,527
Total Direct Contribution for Reportable Segments	113,785	104,666

Unallocated expenses and (income), net	(88,719)	(80,136)
Loss on early extinguishment of debt	-	(245)
Unrealized gain (loss) on financial instruments	924	(46,575)
Transaction-related expenses	(521)	(2,527)
Gain on disposal of aircraft	6,717	-
Income (loss) before income taxes	32,186	(24,817)

Add back (subtract):
Interest income	(480)	(2,044)
Interest expense	29,275	30,353
Capitalized interest	(193)	(463)
Loss on early extinguishment of debt	-	245
Unrealized (gain) loss on financial instruments	(924)	46,575
Other (income) expense, net	1,206	(2,975)
Operating Income	$61,070	$46,874

The following table disaggregates our Charter segment revenue by customer and service type:

	For the Three Months Ended
	March 31, 2020			March 31, 2019
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$174,489	$3,105	$177,594	$148,904	$7,607	$156,511
AMC	62,475	87,560	150,035	57,446	91,157	148,603
Total Charter Revenue	$236,964	$90,665	$327,629	$206,350	$98,764	$305,114

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the AMC, Polar and DHL (see above and Note 3 to our Financial Statements for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from DHL was $98.4 million for the three months ended March 31, 2020 and $89.7 million for the three months ended March 31, 2019. We have not experienced any credit issues with these customers.

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

Due to the IBT’s refusal to adhere to the merger provisions of the respective CBAs, in February 2017, the Company filed a lawsuit against the IBT to compel arbitration on the issue of whether the merger provisions in Atlas and Southern Air's CBAs apply to the bargaining process.  On March 13, 2018, the U.S. District Court for the Southern District of New York (“NY District Court”) ruled in the Company’s favor and ordered arbitration of this issue.  The IBT appealed the NY District Court’s decision, and on November 21, 2019, the U.S. Court of Appeals for the Second Circuit Court issued its decision in the Company’s favor affirming the NY District Court’s decision.

The Company and the IBT conducted the Atlas and Southern Air arbitrations for this issue in October 2018.  The Company prevailed in both the Atlas and Southern Air management grievance arbitrations against the IBT, with decisions rendered on June 12, 2019 and August 26, 2019, respectively.  Both arbitrators ruled that the IBT violated the CBAs by refusing to follow merger provisions in the parties’ respective CBAs, which require formulation of a JCBA covering the combined pilot group.  The arbitrators each ordered the IBT to promptly comply with the CBAs by submitting an ISL to the Company within 45 days of each arbitration decision, respectively.  The IBT failed to comply with both deadlines for submitting the ISL, which passed on July 27, 2019 for Southern Air, and on October 10, 2019 for Atlas. As a result, on October 25, 2019, the Company filed an action in the U.S. District Court for the District of Columbia (“DC District Court”) to enforce the Atlas and Southern Air arbitration decisions. On March 31, 2020, the DC District Court ruled in the Company’s favor, enforcing the arbitration decisions and directing the IBT to produce the ISL by May 15, 2020.

The IBT subsequently requested additional time from the Company to complete the ISL and the parties agreed to a joint stipulation.  As a result, on April 24, 2020, the DC District Court issued an order modifying its March 31st order, providing that the nine month timeframe to bargain for a new JCBA will be triggered on May 15, 2020 and that the IBT must produce the ISL by March 31, 2021.  Any remaining open issues will then be determined by binding interest arbitration pursuant to the merger provisions in the CBAs.  On April 28, 2020, the IBT and Local 2750 filed a Notice of Appeal of the DC District Court’s March 31st order, which remains in place pending appeal.

In connection with its opposition to application of the merger provisions, the IBT commenced lawsuits in the DC District Court seeking to vacate both arbitration awards.  On January 28, 2020, the DC District Court ruled in the Company’s favor, granting its motions to dismiss both of the IBT’s lawsuits. On April 28, 2020, the IBT and Local 2750 filed a Notice of Appeal of the DC District Court’s January 28th orders, which remains in place pending appeal.

The Company and the IBT continue to meet virtually to move the process forward and bargain in good faith for a new JCBA.  Substantive progress has been made with tentative agreements for more than half of the articles in a new JCBA.  Despite repeated requests from the Company, the IBT has yet to provide the Company with a comprehensive economic proposal.

In late September 2019, the Atlas pilots represented by the IBT formed a new local union, IBT Local 2750 to represent them. The Southern Air pilots continue to be represented by IBT Local 1224.  The Company continues to work with both Local 2750 and Local 1224 leadership groups.

On May 7, 2020, the Company announced that Atlas and Southern Air reached an agreement with IBT Locals 2750 and 1224, which provides for an interim ten percent pay increase for all pilots, effective as of May 1, 2020.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $4.0 million in aggregate based on March 31, 2020 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  In the other case, we received an administrative decision in favor of the Brazil customs authorities and we are in the process of appealing this decision to the Brazil courts.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $3.2 million as of March 31, 2020 and $4.1 million as of December 31, 2019, and is included in Deferred costs and other assets.

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

	For the Three Months Ended
Numerator:	March 31, 2020	March 31, 2019
Net Income (Loss)	$23,353	$(29,710)

Denominator:
Basic EPS weighted average shares outstanding	25,966	25,735
Diluted EPS weighted average shares outstanding	25,966	25,735

Earnings (loss) per share:
Basic	$0.90	$(1.15)
Diluted	$0.90	$(1.15)

Antidilutive shares related to warrants issued in connection with our Convertible Notes and warrants issued to a customer that were out of the money and excluded from the calculation of diluted EPS were 15.5 million for the three months ended March 31, 2020 and 7.8 million for the three months ended March 31, 2019.  Diluted shares reflect the potential dilution that could occur from restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and customer warrants in which performance or market conditions were not satisfied of 10.5 million for the three months ended March 31, 2020 and 10.6 million for the three months ended March 31, 2019.

13. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2018	$(3,841)	$9	$(3,832)
Reclassification to interest expense	344	-	344
Tax effect	(81)	-	(81)
Balance as of March 31, 2019	$(3,578)	$9	$(3,569)

Balance as of December 31, 2019	$(2,827)	$9	$(2,818)
Reclassification to interest expense	308	-	308
Tax effect	(63)	-	(63)
Balance as of March 31, 2020	$(2,582)	$9	$(2,573)

Interest Rate Derivatives

As of March 31, 2020, there was $3.4 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt.  Net realized losses reclassified into earnings were $0.3 million for both the three months ended March 31, 2020 and 2019. Net realized losses expected to be reclassified into earnings within the next 12 months are $1.1 million as of March 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Financial Statements appearing in this report and our audited consolidated financial statements and related notes included in our 2019 Annual Report on Form 10-K.

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

•	Dry Leasing, whereby we provide cargo and passenger aircraft and engine leasing solutions. The customer operates, and is responsible for insuring and maintaining, the flight equipment.

We look to achieve our growth plans and enhance shareholder value by:

•	Delivering superior service quality to our valued customers;
•	Focusing on securing long-term customer contracts;
•	Managing our fleet with a focus on leading-edge aircraft;
•	Driving significant and ongoing productivity improvements;
•	Selectively pursuing and evaluating future acquisitions and alliances; while
•	Appropriately managing capital allocation and delivering value to shareholders.

See “Business Overview” and “Business Strategy” in our 2019 Annual Report on Form 10-K for additional information.

Business Developments

In December 2019, COVID-19 was first reported in China and has since spread to many other regions of the world. In March 2020, COVID-19 was determined to be a global pandemic by the World Health Organization. During the first quarter of 2020, this public health crisis disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in flight cancellations by our ACMI customers and lower AMC passenger flying as the military took precautionary measures to limit the movement of personnel, as well as increased operating costs.  A reduction of available cargo capacity in the market and increased demand for transporting goods due to the COVID-19 pandemic also resulted in increased commercial cargo charter Yields, net of fuel, and demand during the quarter.

Safety is our top priority.  We are closely monitoring the COVID-19 pandemic and taking numerous precautions to ensure the safety of our operations around the world, including:

•	implementing frequent deep cleaning of all aircraft and facilities;
•	providing full safety kits for each crewmember and all aircraft;
•	adjusting routes to limit exposure to regions significantly impacted by the COVID-19 pandemic;
•	implementing significant workforce social distancing and protection measures at all Company facilities; and
•	having all employees who can work remotely do so.

In March 2020, the Department of Homeland Security stated that transportation is an essential critical infrastructure sector, which includes all aviation workers.  As such, we play an important role in facilitating the movement of essential goods around the world during this challenging time, including the delivery of pharmaceuticals, medical equipment, education supplies, food and other daily necessities.

Given the dynamic nature of these circumstances, the duration of business disruption, the extent of customer cancellations and the related financial impact cannot be reasonably estimated at this time.  We have incurred and expect to incur significant additional costs, including premium pay; other operational costs, including costs for continuing to provide a safe working environment for our employees; and higher crew costs related to increased pay rates resulting from our recent interim agreement with the pilots.  In addition, the availability of hotels and restaurants; evolving COVID-19-related travel restrictions and health screenings; and cancellations of passenger flights by other airlines globally or airport closures have impacted and could further impact our ability to position crewmembers for operating our aircraft.  In response to these challenging times, we have significantly reduced nonessential employee travel, reduced the use of contractors, limited ground staff hiring, implemented a number of other cost reduction initiatives and taken actions to increase liquidity and strengthen our financial position.  The continuation or worsening of the aforementioned and other factors, including restrictions on travel and transportation, could materially affect our ACMI and Charter segment results for the duration of the crisis.

In April 2020, we reactivated three 747-400BCF aircraft that had been temporarily parked and began operating a 777-200 freighter aircraft that was previously in our Dry Leasing segment to meet the increased cargo demand.  We continually assess our aircraft requirements and will make adjustments to our capacity as necessary.  Some of these actions may involve grounding or disposing of aircraft or engines, which could result in asset impairments or other charges in future periods.

Our ACMI results for the first quarter of 2020, compared with 2019, were also impacted by increased flying from the following:

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

•

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

Three Months Ended March 31, 2020 and 2019

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the three months ended March 31:

Segment Operating Fleet	2020	2019	Inc/(Dec)
ACMI*
747-8F Cargo	9.0	9.0	-
747-400 Cargo	12.9	17.6	(4.7)
747-400 Dreamlifter	3.6	3.6	-
777-200 Cargo	8.0	6.0	2.0
767-300 Cargo	24.0	25.6	(1.6)
767-200 Cargo	9.0	9.0	-
767-200 Passenger	1.0	1.0	-
737-800 Cargo	5.0	-	5.0
737-400 Cargo	5.0	5.0	-
Total	77.5	76.8	0.7

Charter
747-8F Cargo	1.0	1.0	-
747-400 Cargo	18.3	15.0	3.3
747-400 Passenger	5.0	4.0	1.0
767-300 Passenger	4.8	4.9	(0.1)
Total	29.1	24.9	4.2

Dry Leasing
777-200 Cargo	7.0	8.0	(1.0)
767-300 Cargo	21.0	21.6	(0.6)
757-200 Cargo	0.5	1.0	(0.5)
737-300 Cargo	1.0	1.0	-
737-800 Passenger	0.6	1.0	(0.4)
Total	30.1	32.6	(2.5)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(23.6)	2.6
Total Operating Average Aircraft Equivalents	115.7	110.7	5.0

Out-of-service**	5.4	-	5.4
*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service includes aircraft that are either temporarily parked or held for sale, four of which returned to service in April 2020.

Block Hours	2020	2019	Inc/(Dec)	% Change
Total Block Hours***	73,247	77,061	(3,814)	(4.9)%

***	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended March 31 (in thousands):

	2020	2019	Inc/(Dec)	% Change
Operating Revenue
ACMI	$278,744	$306,567	$(27,823)	(9.1)%
Charter	327,629	305,114	22,515	7.4%
Dry Leasing	41,926	69,946	(28,020)	(40.1)%
Customer incentive asset amortization	(9,022)	(6,286)	2,736	43.5%
Other	4,225	4,342	(117)	(2.7)%
Total Operating Revenue	$643,502	$679,683

ACMI

	2020	2019	Inc/(Dec)	% Change
ACMI Block Hours	54,379	59,780	(5,401)	(9.0)%
ACMI Revenue Per Block Hour	$5,126	$5,128	$(2)	NM

NM represents year-over-year changes that are not meaningful.

ACMI revenue decreased $27.8 million or 9.1%, primarily due to decreased flying.  The decrease in Block Hours flown was primarily driven by the redeployment of 747-400 aircraft to Charter following their return from customers and flight cancellations by our ACMI customers caused by the COVID-19 pandemic, partially offset by an increase in CMI flying.  Revenue per Block Hour was relatively unchanged.

Charter

	2020	2019	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	13,539	11,479	2,060	17.9%
Passenger	4,726	5,181	(455)	(8.8)%
Total	18,265	16,660	1,605	9.6%

Charter Revenue Per Block Hour:
Cargo	$17,502	$17,976	$(474)	(2.6)%
Passenger	$19,184	$19,063	$121	0.6%
Charter	$17,938	$18,314	$(376)	(2.1)%

Charter revenue increased $22.5 million, or 7.4%, primarily due to increased flying, partially offset by a decrease in Revenue per Block Hour.  The increase in Charter Block Hours flown was primarily driven by the redeployment of 747-400 aircraft from ACMI and the strong demand for commercial cargo driven by a reduction of available capacity in the market, the increased demand for transporting goods and the disruption of global supply chains due to the COVID-19 pandemic.  Partially offsetting these improvements was lower AMC passenger flying as the military took precautionary measures to limit the movement of personnel.  Revenue per Block Hour decreased primarily due to a reduction in Charter capacity purchased from ACMI customers that had no associated Charter Block Hours and lower average fuel cost per gallon, partially offset by an increase in commercial cargo Yields.  The increase in commercial cargo Yields was primarily driven by the factors impacting commercial cargo demand noted above.

Dry Leasing

Dry Leasing revenue decreased $28.0 million, or 40.1%, primarily due to $22.3 million of revenue in 2019 from maintenance payments related to the scheduled return of a 777-200 freighter aircraft and a reduction in revenue during the first quarter of 2020 related to certain nonessential Dry Leased aircraft sold or held for sale.

Operating Expenses

The following table compares our Operating Expenses for the three months ended March 31 (in thousands):

	2020	2019	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$147,744	$145,474	$2,270	1.6%
Aircraft fuel	108,318	106,321	1,997	1.9%
Maintenance, materials and repairs	94,152	103,620	(9,468)	(9.1)%
Depreciation and amortization	57,584	64,481	(6,897)	(10.7)%
Travel	42,391	45,029	(2,638)	(5.9)%
Passenger and ground handling services	31,959	32,160	(201)	(0.6)%
Navigation fees, landing fees and other rent	31,401	40,216	(8,815)	(21.9)%
Aircraft rent	23,967	41,888	(17,921)	(42.8)%
Gain on disposal of aircraft	(6,717)	-	6,717	NM
Transaction-related expenses	521	2,527	(2,006)	NM
Other	51,112	51,093	19	0.0%
Total Operating Expenses	$582,432	$632,809

Salaries, wages and benefits increased $2.3 million, or 1.6%, primarily due to higher crew costs, including premium pay for crew operating in certain areas significantly impacted by COVID-19, partially offset by decreased flying.

Aircraft fuel increased $2.0 million, or 1.9%, primarily due to an increase in consumption related to increased Charter flying, partially offset by a decrease in the average fuel cost per gallon.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the three months ended March 31 were:

	2020	2019	Inc/(Dec)	% Change
Average fuel cost per gallon	$2.00	$2.22	$(0.22)	(9.9)%
Fuel gallons consumed (000s)	54,279	47,872	6,407	13.4%

Maintenance, materials and repairs decreased $9.5 million, or 9.1%, reflecting $6.2 million of decreased Line Maintenance expense due to decreased flying, $1.7 million of decreased Non-heavy Maintenance expense and $1.6 million of decreased Heavy Maintenance expense.  The lower Line Maintenance primarily reflected decreases of $5.3 million for 747-400 aircraft and $2.7 million for 767 aircraft, partially offset by a $1.0 million increase for 747-8F aircraft.  Heavy Maintenance expense on 747-400 aircraft decreased $1.9 million primarily due to a decrease in the number of engine overhauls and C Checks, partially offset by an increase in the number of D Checks.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended March 31 were:

Heavy Maintenance Events	2020	2019	Inc/(Dec)
747-8F C Checks	-	2	(2)
747-400 C Checks	4	5	(1)
767 C Checks	3	1	2
747-400 D Checks	3	-	3
CF6-80 engine overhauls	1	5	(4)

Depreciation and amortization decreased $6.9 million, or 10.7%, primarily due to a reduction in depreciation related to the 747-400 freighter asset group that was written down during the fourth quarter of 2019, and certain spare CF6-80 engines and aircraft that were classified as held for sale during the fourth quarter of 2019.  Partially offsetting these decreases was an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Travel decreased $2.6 million, or 5.9%, primarily due to decreased flying related to the impact of the COVID-19 pandemic.

Navigation fees, landing fees and other rent decreased $8.8 million, or 21.9%, primarily due to a decrease in purchased capacity, which is a component of other rent.

Aircraft rent decreased $17.9 million, or 42.8%, primarily due to a reduction in the amortization of operating lease right-of-use assets related to the 747-400 freighter asset group that were written down during the fourth quarter of 2019 and lower usage-based rental costs from reduced flying.

Gain on disposal of aircraft in 2020 represents a net gain of $6.7 million from the sale of certain nonessential assets that were classified as held for sale during the fourth quarter of 2019 (see Note 6 to our Financial Statements).

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended March 31 (in thousands):

	2020	2019	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(480)	$(2,044)	$(1,564)	(76.5)%
Interest expense	29,275	30,353	(1,078)	(3.6)%
Capitalized interest	(193)	(463)	(270)	(58.3)%
Loss on early extinguishment of debt	-	245	(245)	NM
Unrealized (gain) loss on financial instruments	(924)	46,575	(47,499)	(102.0)%
Other (income) expense, net	1,206	(2,975)	(4,181)	(140.5)%

Unrealized (gain) loss on financial instruments represents the change in fair value of a customer warrant liability (see Note 4 to our Financial Statements) primarily due to changes in our common stock price.

Income taxes.  The effective income tax rates were 27.4% and 19.7% for the three months ended March 31, 2020 and 2019, respectively. The rate for the three months ended March 31, 2020 differed from the U.S. statutory rate primarily due to tax expense from the vesting of share-based compensation.  The rate for the three months ended March 31, 2019 differed from the U.S. statutory rate primarily due to nondeductible changes in the fair value of a customer warrant liability (see Note 4 to our Financial Statements).

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended March 31 (see Note 10 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2020	2019	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$52,306	$40,006	$12,300	30.7%
Charter	50,781	29,133	21,648	74.3%
Dry Leasing	10,698	35,527	(24,829)	(69.9)%
Total Direct Contribution	$113,785	$104,666	$9,119	8.7%

Unallocated expenses and (income), net	$88,719	$80,136	$8,583	10.7%

ACMI Segment

ACMI Direct Contribution increased $12.3 million, or 30.7%, primarily due to an increase in CMI flying and a reduction in aircraft rent and depreciation.  Partially offsetting these improvements was a decrease in Direct Contribution related to the redeployment of 747-400 aircraft to Charter.  In addition, Direct Contribution was negatively impacted by the COVID-19 pandemic resulting in flight cancellations by our ACMI customers and increased operating costs, including premium pay for crew operating in certain areas significantly impacted by the virus.

Charter Segment

Charter Direct Contribution increased $21.6 million, or 74.3%, primarily due to an increase in commercial cargo Yields, net of fuel, and demand reflecting a reduction of available capacity in the market, the increased demand for transporting goods and the disruption of global supply chains due to the COVID-19 pandemic.  In addition, Direct Contribution benefited from a reduction in aircraft rent and depreciation, and the redeployment of 747-400 aircraft from ACMI.  Partially offsetting these improvements was lower AMC passenger flying as the military took precautionary measures to limit the movement of personnel and increased COVID-19 pandemic related operating costs, including premium pay for crew operating in certain areas significantly impacted by the virus.

Dry Leasing Segment

Dry Leasing Direct Contribution decreased $24.8 million, or 69.9%, primarily due to $22.3 million of revenue in 2019 from maintenance payments related to the scheduled return of a 777-200 freighter aircraft and a reduction in revenue during the first quarter of 2020 related to certain nonessential Dry Leased aircraft sold or held for sale.

Unallocated expenses and (income), net

Unallocated expenses and (income), net increased $8.6 million, or 10.7%, primarily due to an insurance recovery in 2019 and increased amortization of a customer incentive asset in 2020, partially offset by a refund in 2020 of aircraft rent that was paid in previous years.

Reconciliation of GAAP to non-GAAP Financial Measures

To supplement our Financial Statements presented in accordance with GAAP, we present certain non-GAAP financial measures to assist in the evaluation of our business performance.  These non-GAAP financial measures include Adjusted Net Income, Adjusted Diluted EPS and Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which exclude certain noncash income and expenses, and items impacting year-over-year comparisons of our results.  These non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for Income from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes which are the most directly comparable measures of performance prepared in accordance with GAAP. Effective during the three months ended September 30, 2019, we changed our method of calculating Adjusted EBITDA to include Other non-operating expenses (income) to enhance the usefulness for investors and analysts, and the comparability of the calculation to that of other companies.  Prior period amounts have been adjusted for comparability.

We use these non-GAAP financial measures in assessing the performance of our ongoing operations and in planning and forecasting future periods.  These adjusted measures provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance.  In addition, management’s incentive compensation is determined, in part, by using Adjusted Net Income and Adjusted EBITDA. We believe that these adjusted measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to assist investors and analysts in understanding our business results and assessing our prospects for future performance.

The following is a reconciliation of Net Income (Loss) and Diluted EPS to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2020	March 31, 2019	Percent Change

Net Income (Loss)	$23,353	$(29,710)	NM
Impact from:
Customer incentive asset amortization	9,022	6,286
Costs associated with transactions (a)	521	2,527
Leadership transition costs	601	-
Certain contract start-up costs (b)	-	369
Noncash expenses and income, net (c)	4,386	4,468
Unrealized (gain) loss on financial instruments	(924)	46,575
Other, net (d)	(6,382)	(3,163)
Income tax effect of reconciling items	(697)	(30)
Adjusted Net Income	$29,880	$27,322	9.4%

Weighted average diluted shares outstanding	25,966	25,735
Add: dilutive warrant (e)	-	1,943
dilutive restricted stock	-	242
Adjusted weighted average diluted shares outstanding	25,966	27,920

Adjusted Diluted EPS	$1.15	$0.98	17.3%

	For the Three Months Ended
	March 31, 2020	March 31, 2019	Percent Change

Net Income (Loss)	$23,353	$(29,710)	NM
Interest expense, net	24,218	27,846
Depreciation and amortization	57,584	64,481
Income tax expense	8,833	4,893
EBITDA	113,988	67,510

Customer incentive asset amortization	9,022	6,286
Costs associated with transactions (a)	521	2,527
Leadership transition costs	601	-
Unrealized (gain) loss on financial instruments	(924)	46,575
Other, net (d)	(6,382)	(2,534)
Adjusted EBITDA	$116,826	$120,364	(2.9)%

(a)

Costs associated with transactions in 2020 primarily relates to costs associated with our acquisition of Southern Air.  Costs associated with transactions in 2019 primarily relate to a customer transaction with warrants (see Note 4 to our Financial Statements) and other costs associated with our acquisition of Southern Air.

(b)	Certain contract start-up costs in 2019 represent unique training aircraft costs required for a customer contract (see Note 4 to our Financial Statements).
(c)	Noncash expenses and income, net in 2020 and 2019 primarily relates to amortization of debt discount on the convertible notes (see Note 7 to our Financial Statements).
(d)

Other, net in 2020 primarily relates to a $6.7 million net gain on the sale of aircraft, costs associated with the refinancing of debt and accrual for legal matters and professional fees.  Other, net in 2019 primarily relates to a net insurance recovery, loss on early extinguishment of debt and accrual for legal matters and professional fees.

(e)

Dilutive warrants in 2019 represent potentially dilutive common shares related to warrants issued to a customer (see Note 4 to our Financial Statements).  These warrants are excluded from Diluted EPS prepared in accordance with GAAP when they would have been antidilutive.

Liquidity and Capital Resources

The most significant liquidity events during the first quarter of 2020 were as follows:

Debt Transactions

In February 2020, we refinanced two secured term loans, that were originally due later in 2020, with two new term loans.  One term loan is for 126 months in the amount of $82.0 million at a fixed interest rate of 3.27% with a final payment of $12.5 million due in July 2030.  The other term loan is for 130 months in the amount of $82.0 million at a fixed interest rate of 3.28% with a final payment of $12.5 million due in November 2030.  The new term loans are each secured by a mortgage against a 777-200LRF aircraft and contain customary covenants and events of default with principal and interest payable quarterly (see Note 7 to our Financial Statements).

In March 2020, as a precautionary measure due to uncertainty arising from the COVID-19 pandemic, we drew $75.0 million under our revolving credit facility and had $19.8 million of unused availability as of March 31, 2020.

Operating Activities. Net cash provided by operating activities was $71.8 million for the first quarter of 2020, which primarily reflected Net Income of $23.4 million, noncash adjustments of $74.4 million for Depreciation and amortization and $7.4 million for Deferred taxes and a $16.5 million decrease in Accounts receivable, partially offset by a $40.4 million decrease in Accounts payable and accrued liabilities, and a $5.5 million increase in Prepaid expenses, current assets and other assets.  Net cash provided by operating activities was $53.8 million for the first quarter of 2019, which primarily reflected a Net Loss of $29.7 million, noncash adjustments of $79.0 million for Depreciation and amortization and $46.6 million for Unrealized loss on financial instruments, and a $9.7 million decrease in receivable.  Partially offsetting these items was a $42.3 million increase in Prepaid expenses, current assets and other assets and a $20.0 million decrease in Accounts payable and accrued liabilities.

Investing Activities. Net cash provided by investing activities was $10.7 million for the first quarter of 2020, consisting primarily of $44.1 million of proceeds from disposal of aircraft, partially offset by $26.0 million of payments for flight equipment and

$8.3 million of payments for core capital expenditures, excluding flight equipment. Payments for flight equipment and modifications during the first quarter of 2020 were primarily related to spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2020 were funded through working capital.  Net cash used for investing activities was $44.8 million for the first quarter of 2019, consisting primarily of $57.3 million of payments for flight equipment and modifications and $30.6 million of core capital expenditures, excluding flight equipment, partially offset by $38.1 million of proceeds from insurance.  Payments for flight equipment and modifications during the first quarter of 2019 were primarily related to 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.

Financing Activities. Net cash provided by financing activities was $39.6 million for the first quarter of 2020, which primarily reflected $164.0 million from debt issuance and $75.0 million of proceeds from our revolving credit facility, partially offset by $193.6 million of payments on debt and $3.8 million related to the purchase of treasury stock.  Net cash used for financing activities was $77.2 million for the first quarter of 2019, which primarily reflected $90.9 million of payments on debt, including a $20.7 million repayment of two term loans, and $9.2 million related to the purchase of treasury stock, partially offset by $19.7 million of proceeds from debt issuance.

In response to the COVID-19 pandemic, we have significantly reduced nonessential employee travel, reduced the use of contractors, limited ground staff hiring, implemented a number of other cost reduction initiatives and taken actions to increase liquidity and strengthen our financial position.  We consider Cash and cash equivalents, Restricted cash, Net cash provided by operating activities, availability under our revolving credit facility and the proceeds from the sale of nonessential assets to be sufficient to meet our debt and lease obligations, and to fund core capital expenditures for 2020.  Core capital expenditures for the remainder of 2020 are expected to range between $75.0 to $85.0 million, which excludes flight equipment and capitalized interest.

We may access external sources of capital from time to time depending on our cash requirements, assessments of current and anticipated market conditions, and the after-tax cost of capital.  To that end, we filed a shelf registration statement with the SEC in April 2020 that enables us to sell debt and/or equity securities on a registered basis over the subsequent three years, depending on market conditions, our capital needs and other factors.  Our access to capital markets can be adversely impacted by prevailing economic conditions and by financial, business and other factors, some of which are beyond our control.  Additionally, our borrowing costs are affected by market conditions and may be adversely impacted by a tightening in credit markets.

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

Contractual Obligations and Debt Agreements

See Note 7 to our Financial Statements for a description of our new debt.  See our 2019 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2019 and a description of our other debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2020.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2019.  Many of such factors are beyond AAWW’s control and are difficult to predict.  As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements.  Such forward-looking statements speak only as of the date of this report.  AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law and expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the three months ended March 31, 2020.  For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2019 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of March 31, 2020.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended March 31, 2020, the information required in response to this Item is set forth in Note 11 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2019 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Atlas Air Worldwide Holdings, Inc. 2020 Long Term Cash Incentive Program.

10.2	Form of Performance Share Unit Agreement.

10.3	Form of Restricted Stock Unit Agreement.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104

Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2020 and 2019 and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: May 7, 2020	/s/ John W. Dietrich
John W. Dietrich
President and Chief Executive Officer

Dated: May 7, 2020	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer