Form 10-Q
period 2020-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2020-08-06
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020, there were 26,136,036 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$726,402	$103,029
Restricted cash	12,776	10,401
Short-term investments	-	879
Accounts receivable, net of allowance of $886 and $1,822, respectively	239,051	290,119
Prepaid expenses, assets held for sale and other current assets	177,978	228,103
Total current assets	1,156,207	632,531
Property and Equipment
Flight equipment	4,962,987	4,880,424
Ground equipment	86,341	83,584
Less: accumulated depreciation	(1,068,347)	(977,883)
Flight equipment modifications in progress	26,960	67,101
Property and equipment, net	4,007,941	4,053,226
Other Assets
Operating lease right-of-use assets	200,194	231,133
Deferred costs and other assets	378,567	391,895
Intangible assets, net and goodwill	73,841	76,856
Total Assets	$5,816,750	$5,385,641

Liabilities and Equity
Current Liabilities
Accounts payable	$73,812	$79,683
Accrued liabilities	653,253	481,725
Current portion of long-term debt and finance leases	275,017	395,781
Current portion of long-term operating leases	143,225	141,973
Total current liabilities	1,145,307	1,099,162
Other Liabilities
Long-term debt and finance leases	2,238,664	1,984,902
Long-term operating leases	322,450	392,832
Deferred taxes	111,802	74,040
Financial instruments and other liabilities	68,160	42,526
Total other liabilities	2,741,076	2,494,300
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,493,328 and 31,048,842 shares issued, 26,135,945 and 25,870,876 shares outstanding (net of treasury stock), as of June 30, 2020 and December 31, 2019, respectively	315	310
Additional paid-in-capital	801,002	761,715
Treasury stock, at cost; 5,357,383 and 5,177,966 shares, respectively	(217,711)	(213,871)
Accumulated other comprehensive loss	(2,347)	(2,818)
Retained earnings	1,349,108	1,246,843
Total stockholders’ equity	1,930,367	1,792,179
Total Liabilities and Equity	$5,816,750	$5,385,641

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Operating Revenue	$825,253	$663,918	$1,468,755	$1,343,601

Operating Expenses
Salaries, wages and benefits	192,591	141,450	340,335	286,924
Maintenance, materials and repairs	168,300	113,471	262,452	217,091
Aircraft fuel	83,242	122,158	191,560	228,479
Depreciation and amortization	65,826	63,689	123,410	128,170
Travel	34,627	46,374	77,018	91,403
Navigation fees, landing fees and other rent	35,638	37,982	67,039	78,198
Passenger and ground handling services	30,130	30,525	62,089	62,685
Aircraft rent	24,316	40,335	48,283	82,223
Loss (gain) on disposal of aircraft	2	-	(6,715)	-
Special charge	15,934	3,269	15,934	3,269
Transaction-related expenses	1,275	734	1,796	3,261
Other	52,710	54,961	103,822	106,054
Total Operating Expenses	704,591	654,948	1,287,023	1,287,757

Operating Income	120,662	8,970	181,732	55,844

Non-operating Expenses (Income)
Interest income	(224)	(1,278)	(704)	(3,322)
Interest expense	28,950	30,045	58,225	60,398
Capitalized interest	(132)	(627)	(325)	(1,090)
Loss on early extinguishment of debt	74	-	74	245
Unrealized loss (gain) on financial instruments	30,671	(42,300)	29,747	4,275
Other (income) expense, net	(50,598)	945	(49,392)	(2,030)
Total Non-operating Expenses (Income)	8,741	(13,215)	37,625	58,476

Income (loss) before income taxes	111,921	22,185	144,107	(2,632)
Income tax expense (benefit)	33,009	(64,683)	41,842	(59,790)
Net Income	$78,912	$86,868	$102,265	$57,158

Earnings per share:
Basic	$3.02	$3.36	$3.93	$2.22
Diluted	$3.01	$1.61	$3.92	$2.21
Weighted average shares:
Basic	26,129	25,851	26,048	25,794
Diluted	26,182	26,953	26,074	25,921

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Income	$78,912	$86,868	$102,265	$57,158
Other comprehensive income:
Reclassification to interest expense	296	337	604	681
Income tax benefit	(70)	(80)	(133)	(161)
Other comprehensive income	226	257	471	520
Comprehensive Income	$79,138	$87,125	$102,736	$57,678

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019

Operating Activities:
Net Income	$102,265	$57,158

Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	157,509	157,820
Amortization (accretion) of debt securities discount	(2)	208
Provision for (reversal of) expected credit losses	(6)	4
Loss on early extinguishment of debt	74	245
Special charge, net of cash payments	15,934	3,269
Unrealized loss (gain) on financial instruments	29,747	4,275
Loss (gain) on disposal of aircraft	(6,715)	-
Deferred taxes	39,518	(60,122)
Stock-based compensation	10,506	10,025
Changes in:
Accounts receivable	51,781	26
Prepaid expenses, current assets and other assets	(19,115)	(23,835)
Accounts payable, accrued liabilities and other liabilities	178,894	(40,076)
Net cash provided by operating activities	560,390	108,997
Investing Activities:
Capital expenditures	(25,095)	(76,754)
Payments for flight equipment and modifications	(59,919)	(99,161)
Proceeds from insurance	-	38,133
Proceeds from investments	881	9,313
Proceeds from disposal of aircraft	44,110	-
Net cash used for investing activities	(40,023)	(128,469)
Financing Activities:
Proceeds from debt issuance	321,518	19,723
Payment of debt issuance costs	(3,910)	(955)
Payments of debt and finance lease obligations	(274,960)	(160,091)
Proceeds from revolving credit facility	75,000	50,000
Customer maintenance reserves and deposits received	6,010	8,039
Customer maintenance reserves paid	(14,437)	-
Treasury shares withheld for payment of taxes	(3,840)	(9,227)
Net cash provided by (used for) financing activities	105,381	(92,511)
Net increase (decrease) in cash, cash equivalents and restricted cash	625,748	(111,983)
Cash, cash equivalents and restricted cash at the beginning of period	113,430	232,741
Cash, cash equivalents and restricted cash at the end of period	$739,178	$120,758

Noncash Investing and Financing Activities:

Acquisition of flight equipment included in Accounts payable and accrued liabilities	$13,613	$51,996
Acquisition of property and equipment acquired under operating leases	$1,918	$-
Customer maintenance reserves settled with sale of aircraft	$6,497	$-

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	As of and for the Three Months Ended June 30, 2020
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at March 31, 2020	$315	$(217,705)	$782,517	$(2,573)	$1,270,196	$1,832,750
Net Income	-	-	-	-	78,912	78,912
Other comprehensive income	-	-	-	226	-	226
Stock-based compensation	-	-	6,646	-	-	6,646
Issuance of warrants	-	-	11,840	-	-	11,840
Treasury shares of 206 withheld for payment of taxes	-	(6)	-	-	-	(6)
Issuance of 9,919 shares of restricted stock		-	(1)	-	-	(1)
Balance at June 30, 2020	$315	$(217,711)	$801,002	$(2,347)	$1,349,108	$1,930,367

	As of and for the Three Months Ended June 30, 2019
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at March 31, 2019	$310	$(213,690)	$741,652	$(3,569)	$1,510,246	$2,034,949
Net Income	-	-	-	-	86,868	86,868
Other comprehensive income	-	-	-	257	-	257
Stock-based compensation	-	-	4,404	-	-	4,404
Issuance of warrant	-	-	669	-	-	669
Treasury shares of 743 withheld for payment of taxes	-	(38)	-	-	-	(38)
Issuance of 4,385 shares of restricted stock	-	-	-	-	-	-
Balance at June 30, 2019	$310	$(213,728)	$746,725	$(3,312)	$1,597,114	$2,127,109

	As of and for the Six Months Ended June 30, 2020
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2019	$310	$(213,871)	$761,715	$(2,818)	$1,246,843	$1,792,179
Net Income	-	-	-	-	102,265	102,265
Other comprehensive income	-	-	-	471	-	471
Stock-based compensation	-	-	10,506	-	-	10,506
Issuance of warrants	-	-	28,786	-	-	28,786
Treasury shares of 179,417 withheld for payment of taxes	-	(3,840)	-	-	-	(3,840)
Issuance of 444,486 shares of restricted stock	5	-	(5)	-	-	-
Balance at June 30, 2020	$315	$(217,711)	$801,002	$(2,347)	$1,349,108	$1,930,367

	As of and for the Six Months Ended June 30, 2019
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2018	$306	$(204,501)	$736,035	$(3,832)	$1,539,956	$2,067,964
Net Income	-	-	-	-	57,158	57,158
Other comprehensive income	-	-	-	520	-	520
Stock-based compensation	-	-	10,025	-	-	10,025
Issuance of warrant	-	-	669	-	-	669
Treasury shares of 180,082 withheld for payment of taxes	-	(9,227)	-	-	-	(9,227)
Issuance of 443,929 shares of restricted stock	4	-	(4)	-	-	-
Balance at June 30, 2019	$310	$(213,728)	$746,725	$(3,312)	$1,597,114	$2,127,109

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Intercompany accounts and transactions have been eliminated.  The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2019, which includes additional disclosures and a summary of our significant accounting policies.  The December 31, 2019 balance sheet data was derived from that Annual Report.  In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of June 30, 2020, the results of operations for the three and six months ended June 30, 2020 and 2019, comprehensive income for the three and six months ended June 30, 2020 and 2019, cash flows for the six months ended June 30, 2020 and 2019, and stockholders’ equity as of and for the three and six months ended June 30, 2020 and 2019.

Our quarterly results are subject to seasonal and other fluctuations, including fluctuations resulting from the global COVID-19 pandemic (see Note 3 for further discussion), and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Except for per share data, all dollar amounts are in thousands unless otherwise noted.

2. Summary of Significant Accounting Policies

Warrant Liability

Common stock warrants that are classified as a liability are marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized (gain) loss on financial instruments.  We utilize a Monte Carlo simulation approach to estimate the fair value of the warrant liability, which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility and risk-free interest rate, among others.  Our earnings are affected by changes in our common stock price due to the impact those changes have on the fair value of our warrant liability (see Note 5 for further discussion).

Heavy Maintenance

Except for engines used on our 747-8F aircraft, we account for heavy maintenance costs for airframes and engines used in our ACMI and Charter segments using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs.

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method.  Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required.  Amortization of deferred maintenance expense included in Depreciation and amortization was $10.3 million and $5.3 million for the three months ended June 30, 2020 and 2019, respectively, and was $18.2 million and $9.7 million for the six months ended June 30, 2020 and 2019, respectively.

Deferred maintenance included within Deferred costs and other assets is as follows:

Balance as of December 31, 2019	$184,279
Deferred maintenance costs	24,307
Amortization of deferred maintenance	(18,237)
Balance as of June 30, 2020	$190,349

Recent Accounting Pronouncements Adopted in 2020

In November 2019, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for share-based payment awards issued to a customer. The amended guidance requires share-based payment awards issued to a customer to be recorded as a reduction of the transaction price in revenue based on the fair value at grant date and to be classified on the balance sheet using accounting guidance for stock-based compensation. The amended guidance was effective for fiscal years beginning after December 15, 2019. Effective January 1, 2020, we adopted the amended guidance and applied the modified retrospective approach to the most current period presented.  As a result, $14.6 million, or approximately 60% of our customer warrant liability of $24.3 million related to revenue contracts, which was included in Financial instruments and other liabilities as of December 31, 2019, was reclassified as Additional paid-in-capital within Total stockholders’ equity on January 1, 2020.  As a result, these customer warrants are no longer marked-to-market at the end of each reporting period with changes in fair value recorded as an unrealized (gain) loss on financial instruments.  The amended guidance did not impact the accounting for the remaining portion of our customer warrant liability related to Dry Lease contracts, which was approximately $9.7 million or approximately 40% of the total customer warrant liability as of December 31, 2019. The new guidance did not impact how we account for the amortization of the customer incentive asset (see Note 5 for further discussion).

In June 2016, the FASB amended its accounting guidance for the measurement of credit losses on financial instruments. The guidance requires entities to utilize an expected credit loss model for certain financial instruments, including most trade receivables, which replaces the incurred credit loss model previously used.  Under this new model, we are required to recognize estimated credit losses expected to occur over time using a broad range of information including historical information, current conditions and reasonable and supportable forecasts. Receivables related to lease contracts are not within the scope of this amended guidance. Effective January 1, 2020, we adopted the amended guidance under the modified retrospective approach and it did not have a material impact on our consolidated financial statements and related disclosures (see Note 6).

3. COVID-19 Pandemic

COVID-19

In December 2019, COVID-19 was first reported in China and has since spread to most other regions of the world.  In March 2020, COVID-19 was determined to be a global pandemic by the World Health Organization.  During the first six months of 2020, this public health crisis disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in flight cancellations by our ACMI customers and lower U.S. Military Air Mobility Command (“AMC”) passenger flying as the military took precautionary measures to limit the movement of personnel.  A reduction of available cargo capacity in the market and increased demand for transporting goods due to the COVID-19 pandemic also resulted in increased commercial charter cargo yields, net of fuel, during the first six months of 2020.  We have incurred and expect to incur significant additional costs, including premium pay; other operational costs, including costs for continuing to provide a safe working environment for our employees; and higher crew costs related to increased pay rates resulting from our recent interim agreement with our pilots.  In addition, the availability of hotels and restaurants; evolving COVID-19-related travel restrictions and health screenings; and cancellations of passenger flights by other airlines globally or airport closures have impacted and could further impact our ability to position employees to operate our aircraft.

Our ability to continue to service our debt and meet our lease and other obligations as they come due is dependent on our continued ability to generate earnings and cash flows.  To mitigate the impact of any continuation or worsening of the COVID-19 pandemic disruptions, we have:

•	significantly reduced nonessential employee travel;
•	reduced the use of contractors;
•	limited ground staff hiring;
•	secured vendor pricing discounts for engine overhauls and other maintenance;
•	implemented a number of other cost reduction initiatives;
•	taken other actions, such as the sale of certain nonessential assets;
•

entered into a Payroll Support Program Agreement (the “PSP Agreement”) with the U.S. Department of the Treasury (the “U.S. Treasury”), with respect to payroll support funding (the “Payroll Support Program”) available to cargo air carriers under the CARES Act (see discussion below); and

•	begun to defer payment of the employer portion of social security taxes as provided for under the CARES Act through the end of 2020.

If we are unable to implement these or additional initiatives, or comply with the requirements under the PSP Agreement, it could have a material adverse effect on our financial position, results of operations, and cash flows.  We believe the Company will generate sufficient liquidity to satisfy its obligations over the next twelve months.

Payroll Support Program under the CARES Act

As of May 29, 2020 (the “PSP Closing Date”), Atlas and Southern Air (the “PSP Recipients”) entered into a PSP Agreement with the U.S. Treasury.  As of the PSP Closing Date, AAWW also entered into a Warrant Agreement (the “Warrant Agreement”) with the U.S. Treasury, and AAWW issued a senior unsecured promissory note to the U.S. Treasury (the “Promissory Note”), with Atlas and Southern Air as guarantors.

In connection with the Payroll Support Program, we are required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the PSP Agreement be used exclusively for the payment of certain employee wages, salaries and benefits of the PSP Recipients.  The Payroll Support Program subjects the PSP Recipients and certain of their affiliates to a number of restrictions, including prohibitions against reductions in certain employee salaries, wages and benefits, and certain involuntary terminations and furloughs of employees until September 30, 2020, prohibitions of repurchasing shares in the open market of, or making dividend payments with respect to, our common stock through September 30, 2021, as well as certain limitations on executive compensation until March 24, 2022.  Under the PSP Agreement, we must also maintain certain internal controls and records relating to the payroll support funding and we are subject to additional reporting obligations.

Pursuant to the PSP Agreement, the U.S. Treasury provided us with payroll support funding in three installments totaling $406.8 million.  The first installment of $203.4 million was received on June 1, 2020, the second installment of $101.7 million was received on June 29, 2020 and the third installment of $101.7 million was received on July 30, 2020.

As compensation for payroll support funding under the PSP Agreement, we issued the Promissory Note to the U.S. Treasury, which provides for our unconditional promise to pay to the U.S. Treasury a total of $142.9 million as of June 30, 2020 and a total of $199.8 million as of July 30, 2020, after all installments were received from the U.S. Treasury.

The Promissory Note bears interest on the outstanding principal amount at a rate of 1.00% per annum until the fifth anniversary of the PSP Closing Date and the applicable Secured Overnight Financing Rate (“SOFR”) plus 2.00% per annum thereafter, and interest accrued thereon will be payable in arrears on the last business day of March and September of each year, beginning on September 30, 2020.  The aggregate principal amount outstanding under the Promissory Note, together with all accrued and unpaid interest thereon and all other amounts payable under the Promissory Note, will be due and payable in May 2030.  The Promissory Note contains customary representations and warranties, covenants and events of default provisions.  Interest expense is recognized using the effective interest method over the term of the Promissory Note.

We may, at any time and from time to time, voluntarily prepay amounts outstanding under the Promissory Note, in whole or in part, without penalty or premium.  If certain change of control triggering events occur, we would be required to prepay the aggregate outstanding principal amount of the Promissory Note within 30 days, together with any accrued interest or other amounts owing under the Promissory Note.

As compensation for payroll support funding under the PSP Agreement, we also entered into a Warrant Agreement pursuant to which we granted the U.S. Treasury warrants to acquire shares of our common stock.  In connection with the first and second payroll support funding installments from the U.S. Treasury, we issued warrants to acquire up to 447,180 shares of our common stock as of June 30, 2020.  As of July 30, 2020, the warrants issued to the U.S. Treasury, after all installments were received, were for up to 625,452 shares of our common stock.

The Warrant Agreement provides the U.S Treasury certain registration rights with respect to each warrant and the underlying common stock.  Each warrant is exercisable at an exercise price of $31.95 per share of common stock (which was the closing price of our common stock on the Nasdaq Global Select Market on May 1, 2020) and will expire on the fifth anniversary of the issue date of such warrant.  Each warrant may be settled through net share settlement or net cash settlement, at our option.  Each warrant includes customary antidilution provisions and is freely transferable with registration rights.  The U.S. Treasury is not permitted to vote any shares it acquires upon exercise of each warrant. The grant date fair value, as determined using the Black-Scholes model, of each warrant is recognized as Additional paid-in-capital and was $9.2 million as of June 30, 2020.  Each warrant will not be remeasured as long as it continues to meet the conditions for equity classification. As of June 30, 2020, no portion of the warrants has been exercised.

We recognized deferred grant income within Accrued liabilities for the difference between the PSP proceeds received and the amounts recognized for the Promissory Note and the Warrant Agreement for each installment. Grant income is subsequently recognized within Other (income) expense, net in the consolidated statement of operations on a pro-rata basis over the periods that the qualifying employee wages, salaries and benefits are paid.  For the three and six months ended June 30, 2020, we recognized grant income of $20.2 million.  We expect to recognize the remainder of the grant income through the first quarter of 2021.

4. Related Parties

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

The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Six Months Ended
Revenue and Expenses:	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue from Polar	$82,858	$99,889	$159,092	$198,356
Ground handling and airport fees to Polar	1,067	545	1,593	1,063

Accounts receivable/payable as of:	June 30, 2020	December 31, 2019
Receivables from Polar	$26,370	$10,855
Payables to Polar	1,841	2,161

Aggregate Carrying Value of Polar Investment as of:	June 30, 2020	December 31, 2019
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

In addition to the amounts in the table above, Atlas recognized revenue of $83.1 million and $23.1 million for the three months ended June 30, 2020 and 2019, respectively, and $110.5 million and $46.4 million for the six months ended June 30, 2020 and 2019, respectively, from flying on behalf of Polar.

Dry Leasing Joint Venture

We hold a 10% interest in a joint venture with an unrelated third party, which we entered into in December 2019, to develop a diversified freighter aircraft dry leasing portfolio.  Through Titan, we provide aircraft and lease management services to the joint venture for fees based upon aircraft assets under management, among other things.  Our investment in the joint venture is accounted for under the equity method of accounting. Under the joint venture, we have a commitment to provide up to $40.0 million of capital contributions before December 2022.  Our investment in the joint venture was $0.5 million and $1.5 million as of June 30, 2020 and December 31, 2019, respectively, and our maximum exposure to losses from the entity is limited to our investment. The joint venture does not currently have any third-party debt obligations and no capital contributions have been made as of June 30, 2020.  We had Accounts receivable from the joint venture of $1.3 million as of June 30, 2020 related to the reimbursement of certain expenses by the joint venture.  We have recognized no service fee income for the three and six months ended June 30, 2020.

Parts Joint Venture

We hold a 50% interest in a joint venture with an unrelated third party to purchase rotable parts and provide repair services for those parts, primarily for 747-8F aircraft.  Our investment in the joint venture is accounted for under the equity method of accounting.  As of June 30, 2020 and December 31, 2019, our investment in the joint venture was $18.9 million and $20.0 million, respectively.  We had Accounts payable to the joint venture of $1.1 million as of June 30, 2020 and $0.5 million as of December 31, 2019.

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

In conjunction with the agreements entered into in May 2016, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.34 per share, as adjusted (“Warrant A”).  As of December 31, 2018, this warrant to purchase 7.5 million shares, as adjusted, had vested in full.  Warrant A is exercisable in accordance with its terms through May 2021.  As of June 30, 2020, no portion of Warrant A has been exercised.

The agreements entered into in May 2016 also provided incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.34 per share, as adjusted (“Warrant B”).  This warrant to purchase 3.77 million shares, as adjusted, will vest in increments of 37,660 shares, as adjusted, each time Amazon has paid $4.2 million of revenue to us, up to a total of $420.0 million, for incremental business beyond the original 20 767-300 freighters.  As of June 30, 2020, 225,690 shares, as adjusted, of Warrant B have vested.  Upon vesting, Warrant B becomes exercisable in accordance with its terms through May 2023. As of June 30, 2020, no portion of Warrant B has been exercised.

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we began providing CMI services using Boeing 737-800 freighter aircraft provided by Amazon.  The 737-800 CMI operations are for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  As of June 30, 2020, five 737-800 freighter aircraft entered CMI service.  Amazon may, in its sole discretion, place up to 15 additional 737-800 freighter aircraft into service with us by May 31, 2021.

In connection with the amended agreements, we granted Amazon a warrant to acquire up to an additional 9.9% of our outstanding common shares, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $52.67 per share, as adjusted (“Warrant C”).  When combined with Warrant A and Warrant B, this would allow Amazon to acquire up to a total of 39.9% (after the issuance) of our outstanding common shares and Amazon would be entitled to vote the shares it owns up to 14.9% of our outstanding common shares, in its discretion.  Amazon would be required to vote any shares it owns in excess of 14.9% of our outstanding common shares in accordance with the recommendation of our board of directors.  After Warrant B has vested in full, this warrant to purchase 6.66 million shares, as adjusted, would vest in increments of 45,623 shares, as adjusted, each time Amazon has paid $6.9 million of revenue to us, up to a total of $1.0 billion, for incremental business beyond Warrant A and Warrant B.  As of June 30, 2020, no portion of Warrant C has vested.  Upon vesting, Warrant C would become exercisable in accordance with its terms through March 2026.

In May 2020, the warrants issued to the U.S. Treasury (see Note 3 for further discussion) triggered an antidilution adjustment to certain terms of the Amazon warrants as reflected above.

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

As described in Note 2, we adopted the new accounting guidance for share-based payment awards issued to a customer as of January 1, 2020.  Under the amended guidance, approximately 60% of the Amazon Warrant liability related to the CMI agreements as of January 1, 2020 was reclassified to Additional paid-in-capital and will no longer be marked-to-market at the end of each reporting period.  The amended guidance does not impact the accounting for the remaining portion of the Amazon Warrant liability related to Dry Lease contracts. We recognized net unrealized losses of $30.7 million and $29.7 million on the Amazon Warrant liability during the three and six months ended June 30, 2020, respectively. We recognized a net unrealized gain of $42.3 million and a net unrealized loss of $4.3 million on the Amazon Warrant during the three and six months ended June 30, 2019, respectively. The fair value of the Amazon Warrant liability was $39.5 million as of June 30, 2020 and $24.3 million as of December 31, 2019.

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

We amortized $9.5 million and $6.9 million of the customer incentive asset as a reduction of Operating Revenue for the three months ended June 30, 2020 and 2019, respectively. We amortized $18.6 million and $13.2 million of the customer incentive asset for the six months ended June 30, 2020 and 2019, respectively

Customer incentive asset included within Deferred costs and other assets is as follows:

Balance at December 31, 2019	$152,534
Initial value for estimate of vested or expected to vest warrants	5,186
Amortization of customer incentive asset	(18,556)
Balance at June 30, 2020	$139,164

6. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net of allowance for expected credit losses related to customer contracts, excluding Dry Leasing contracts, was $189.5 million as of June 30, 2020 and $247.5 million as of December 31, 2019.

Allowance for expected credit losses, included within Accounts receivable, is as follows:

Balance as of December 31, 2019	$1,822
Bad debt recovery	(6)
Amounts written off, net of recoveries	(930)
Balance as of June 30, 2020	$886

Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30, 2020	December 31, 2019
Maintenance	$161,975	$136,315
Deferred grant income	132,877	-
Customer maintenance reserves	96,131	110,355
Salaries, wages and benefits	88,180	75,719
Deferred revenue	38,437	26,357
Aircraft fuel	34,726	28,821
Other	100,927	104,158
Accrued liabilities	$653,253	$481,725

Revenue Contract Liability

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition.  The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Revenue contract liability balances during the six months ended June 30, 2020 were as follows:

Deferred Revenue
Balance as of December 31, 2019	$19,234
Revenue recognized	(95,027)
Amounts collected or invoiced	108,556
Balance as of June 30, 2020	$32,763

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$726,402	$103,029
Restricted cash	12,776	10,401
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$739,178	$113,430

7. Assets Held For Sale and Other Income

As of December 31, 2019, we had two 737-400 passenger aircraft previously used for training purposes, certain spare CF6-80 engines and three aircraft in our Dry Leasing portfolio classified as held for sale.  During the six months ended June 30, 2020, we received net proceeds of $44.1 million from the completion of the sales of some of the spare CF6-80 engines and two aircraft in our Dry Leasing portfolio, and recognized a net gain of $6.7 million. During the three and six months ended June 30, 2020, we recognized an impairment loss of $15.9 million related to fair value adjustments for assets held for sale, within Special charge in the consolidated statement of operations.  The carrying value of the assets held for sale as of June 30, 2020 and December 31, 2019 was $99.0 million and $155.9 million, respectively, which was included within Prepaid expense, held for sale and other current assets in the consolidated balance sheets.  Sales of the remaining aircraft and engines held for sale are expected to be completed in 2020.

During the three and six months ended June 30, 2020, we recognized refunds of $31.5 million and $32.9 million, respectively, related to aircraft rent paid in previous years within Other (income) expense, net.

8. Debt

Term Loans

In February 2020, we refinanced two secured term loans that were originally due later in 2020, with two new term loans.  One term loan is for 126 months in the amount of $82.0 million at a fixed interest rate of 3.27% with a final payment of $12.5 million due in July 2030 (the “First 2020 Term Loan”).  The other term loan is for 130 months in the amount of $82.0 million at a fixed interest rate of 3.28% with a final payment of $12.5 million due in November 2030 (the “Second 2020 Term Loan”). The First and Second 2020 Term Loans are each secured by a mortgage against a 777-200LRF aircraft and subject to usual and customary fees, covenants and events of default, with principal and interest payable quarterly.

In April 2020, we borrowed $14.6 million at a fixed interest rate of 1.15% under an unsecured five-year term loan due in April 2025 for GEnx engine performance upgrade kits and overhauls (the “Third 2020 Term Loan”).  The Third 2020 Term Loan is subject to customary fees, covenants and events of default, with principal and interest payable quarterly.

Promissory Note

See Note 3 for a discussion of the Promissory Note we issued to the U.S. Treasury during the three months ended June 30, 2020.

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

The Convertible Notes consisted of the following as of June 30, 2020:

	2017 Convertible Notes	2015 Convertible Notes
Remaining life in months	47	23
Liability component:
Gross proceeds	$289,000	$224,500
Less: debt discount, net of amortization	(42,795)	(16,934)
Less: debt issuance cost, net of amortization	(3,318)	(1,569)
Net carrying amount	$242,887	$205,997

Equity component (1)	$70,140	$52,903

(1)	Included in Additional paid-in-capital on the consolidated balance sheet as of June 30, 2020.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Contractual interest coupon	$2,618	$2,618	$5,235	$5,235
Amortization of debt discount	4,457	4,186	8,845	8,308
Amortization of debt issuance costs	391	375	777	747
Total interest expense recognized	$7,466	$7,179	$14,857	$14,290

Revolving Credit Facility

We have a $200.0 million secured revolving credit facility that matures in December 2022 (the “Revolver”). As of June 30, 2020, there was $175.0 million outstanding and we had $16.2 million of unused availability, based on the collateral borrowing base. In July 2020, our unused availability, based on the collateral borrowing base, increased to $25.0 million.  [In August 2020, we repaid $175.0 million and had $200.0 million of unused availability.]

9. Income Taxes

The effective income tax expense for the three and six months ended June 30, 2020 differed from tax at the U.S. statutory rate primarily due to $6.7 million and $6.5 million of nondeductible changes in the fair value of a customer warrant liability, respectively (see Note 5 for further discussion).

The effective income tax benefit for the three and six months ended June 30, 2019 differed from tax at the U.S. statutory rate primarily due to $59.8 million of tax benefits related to the favorable completion of an IRS examination of our 2015 income tax return and, for the three months ended June 30, 2019, $9.3 million of nontaxable changes in the fair value of a customer warrant liability (see Note 5 for further discussion).  For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate. When finalized, the complete operational merger of Atlas and Southern Air (see Note 12 for further discussion) would result in a material increase to our deferred tax liability.

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

Term loans and notes consist of term loans, notes guaranteed by the Export-Import Bank of the United States, the Promissory Note issued to the U.S. Treasury and equipment enhanced trust certificates. The fair values of these debt instruments and the Revolver are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

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

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	June 30, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$726,402	$726,402	$726,402	$-	$-
Restricted cash	12,776	12,776	12,776	-	-
	$739,178	$739,178	$739,178	$-	$-

Liabilities
Term loans and notes	$1,850,350	$1,886,041	$-	$-	$1,886,041
Revolver	175,000	170,057	-	-	170,057
Convertible notes (1)	448,883	479,134	479,134	-	-
Customer warrant	39,539	39,539	-	39,539	-
	$2,513,772	$2,574,771	$479,134	$39,539	$2,056,098

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$103,029	$103,029	$103,029	$-	$-
Short-term investments	879	879	-	-	879
Restricted cash	10,401	10,401	10,401	-	-
	$114,309	$114,309	$113,430	$-	$879

Liabilities
Term loans and notes	$1,800,911	$1,885,750	$-	$-	$1,885,750
Revolver	100,000	103,575	-	-	103,575
Convertible notes (1)	439,261	450,668	450,668	-	-
Customer warrant	24,345	24,345	-	24,345	-
	$2,364,517	$2,464,338	$450,668	$24,345	$1,989,325

(1) Carrying value is net of debt discounts and debt issuance costs (see Note 8).
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

We use an economic performance metric called Direct Contribution, which shows the profitability of each segment after allocation of direct operating and ownership costs.  Direct Contribution includes Income (loss) from continuing operations before income taxes and excludes the following: Special charges, Transaction-related expenses, nonrecurring items, Gain (losses) on the disposal of aircraft, Losses on early extinguishment of debt, Unrealized losses (gains) on financial instruments, Gains on investments and Unallocated income and expenses, net.  Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation.  Unallocated income and expenses, net include corporate overhead, nonaircraft depreciation, noncash expenses and income, interest expense on the portion of debt used for general corporate purposes, interest income on nondebt securities, capitalized interest, foreign exchange gains and losses, other revenue, other non-operating costs and Payroll Support Program grant income.

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income (loss) before income taxes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating Revenue:
ACMI	$291,951	$307,278	$570,695	$613,845
Charter	497,547	315,679	825,176	620,793
Dry Leasing	40,906	43,535	82,832	113,481
Customer incentive asset amortization	(9,534)	(6,936)	(18,556)	(13,222)
Other	4,383	4,362	8,608	8,704
Total Operating Revenue	$825,253	$663,918	$1,468,755	$1,343,601

Direct Contribution:
ACMI	$14,495	$40,640	$66,802	$80,647
Charter	185,969	14,084	236,750	43,217
Dry Leasing	9,721	11,091	20,420	46,618
Total Direct Contribution for Reportable Segments	210,185	65,815	323,972	170,482

Unallocated expenses and (income), net	(50,308)	(81,927)	(139,029)	(162,064)
Loss on early extinguishment of debt	(74)	-	(74)	(245)
Unrealized gain (loss) on financial instruments	(30,671)	42,300	(29,747)	(4,275)
Special charge	(15,934)	(3,269)	(15,934)	(3,269)
Transaction-related expenses	(1,275)	(734)	(1,796)	(3,261)
Gain (loss) on disposal of aircraft	(2)	-	6,715	-
Income (loss) before income taxes	111,921	22,185	144,107	(2,632)

Add back (subtract):
Interest income	(224)	(1,278)	(704)	(3,322)
Interest expense	28,950	30,045	58,225	60,398
Capitalized interest	(132)	(627)	(325)	(1,090)
Loss on early extinguishment of debt	74	-	74	245
Unrealized (gain) loss on financial instruments	30,671	(42,300)	29,747	4,275
Other (income) expense, net	(50,598)	945	(49,392)	(2,030)
Operating Income	$120,662	$8,970	$181,732	$55,844

The following table disaggregates our Charter segment revenue by customer and service type:

	For the Three Months Ended
	June 30, 2020			June 30, 2019
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$394,062	$17	$394,079	$133,178	$3,054	$136,232
AMC	49,762	53,706	103,468	92,017	87,430	179,447
Total Charter Revenue	$443,824	$53,723	$497,547	$225,195	$90,484	$315,679

	For the Six Months Ended
	June 30, 2020			June 30, 2019
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$568,551	$3,122	$571,673	$282,082	$10,661	$292,743
AMC	112,236	141,267	253,503	149,463	178,587	328,050
Total Charter Revenue	$680,787	$144,389	$825,176	$431,545	$189,248	$620,793

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the AMC, Polar and DHL (see above and Note 4 to our Financial Statements for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from DHL was $151.9 million for the three months ended June 30, 2020 and $87.4 million for the three months ended June 30, 2019.  Revenue from DHL was $250.2 million for the six months ended June 30, 2020 and $177.1 million for the six months ended June 30, 2019. We have not experienced any credit issues with these customers.

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

The IBT subsequently requested additional time from the Company to complete the ISL and the parties agreed to a joint stipulation.  As a result, on April 24, 2020, the DC District Court issued an order modifying its March 31st order, providing that the nine-month timeframe to bargain for a new JCBA will be triggered on May 15, 2020 and that the IBT must produce the ISL by March 31, 2021.  Any remaining open issues will then be determined by binding interest arbitration pursuant to the merger provisions in the CBAs.  On April 28, 2020, the IBT and Local 2750 filed a Notice of Appeal of the DC District Court’s March 31st order, which remains in place pending appeal.

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

On May 7, 2020, the Company announced that Atlas and Southern Air reached an agreement with IBT Locals 2750 and 1224, which provides for a ten percent pay increase for all pilots, effective as of May 1, 2020.  This pay increase provides interim additional compensation to our pilots until a new JCBA is reached.

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

On May 22,, 2020, the IBT filed a motion to dismiss the Company’s action for a preliminary injunction, asserting the Company’s claim for injunctive relief was mooted by the DC District Court’s March 31, 2020 decision in a separate case enforcing the management grievance arbitration awards in the Company’s favor.  The Company filed an opposition to the IBT’s motion on June 22, 2020, and the IBT’s reply was filed on July 3, 2020.  The preliminary injunction remains in full force and effect pending the court’s decision.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $3.8 million in aggregate based on June 30, 2020 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  In the other case, we received an administrative decision in favor of the Brazil customs authorities and we are in the process of appealing this decision to the Brazil courts.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $3.1 million as of June 30, 2020 and $4.1 million as of December 31, 2019, and is included in Deferred costs and other assets.

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

	For the Three Months Ended		For the Six Months Ended
Numerator:	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Income	$78,912	$86,868	$102,265	$57,158
Less: Unrealized gain on financial instruments, net of tax	-	(43,379)	-	-
Diluted Net income	$78,912	$43,489	$102,265	$57,158

Denominator:
Basic EPS weighted average shares outstanding	26,129	25,851	26,048	25,794
Effect of dilutive warrants	9	1,089	4	-
Effect of dilutive restricted stock	44	13	22	127
Diluted EPS weighted average shares outstanding	26,182	26,953	26,074	25,921

Earnings per share:
Basic	$3.02	$3.36	$3.93	$2.22
Diluted	$3.01	$1.61	$3.92	$2.21

Antidilutive shares related to warrants issued in connection with our Convertible Notes and warrants issued to a customer that were out of the money and excluded from the calculation of diluted EPS were 15.5 million for the three and six months ended June 30, 2020, respectively and 7.8 million for the three and six months ended June 30, 2019.  Diluted shares reflect the potential dilution that could occur from restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and customer warrants in which performance or market conditions were not satisfied of 10.5 million for the three and six months ended June 30, 2020 and 10.6 million for the three and six months ended June 30, 2019.

14. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2018	$(3,841)	$9	$(3,832)
Reclassification to interest expense	681	-	681
Tax effect	(161)	-	(161)
Balance as of June 30, 2019	$(3,321)	$9	$(3,312)

Balance as of December 31, 2019	$(2,827)	$9	$(2,818)
Reclassification to interest expense	604	-	604
Tax effect	(133)	-	(133)
Balance as of June 30, 2020	$(2,356)	$9	$(2,347)

Interest Rate Derivatives

As of June 30, 2020, there was $3.1 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt.  Net realized losses reclassified into earnings were both $0.3 million for the three months ended June 30, 2020 and 2019.  Net realized losses reclassified into earnings were $0.6 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively. Net realized losses expected to be reclassified into earnings within the next 12 months are $1.1 million as of June 30, 2020.

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

•	Dry Leasing, whereby we provide cargo and passenger aircraft and engine leasing solutions. The customer operates, and is responsible for insuring and maintaining, the flight equipment.

We look to achieve our growth plans and enhance shareholder value by:

•	Delivering superior service quality to our valued customers;
•	Focusing on securing long-term customer contracts;
•	Managing our fleet with a focus on leading-edge aircraft;
•	Leveraging our flexible business model to maximize utilization;
•	Driving significant and ongoing productivity improvements;
•	Selectively pursuing and evaluating future acquisitions and alliances; while
•	Appropriately managing capital allocation and delivering value to shareholders.

See “Business Overview” and “Business Strategy” in our 2019 Annual Report on Form 10-K for additional information.

Business Developments

In December 2019, COVID-19 was first reported in China and has since spread to many other regions of the world. In March 2020, COVID-19 was determined to be a global pandemic by the World Health Organization. During the first six months of 2020, this public health crisis disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in flight cancellations by our ACMI customers and lower AMC passenger flying as the military took precautionary measures to limit the movement of personnel, as well as increased operating costs.

Our Charter results for the first half of 2020, compared with 2019 were significantly impacted by the reduction of available cargo capacity in the market and the disruption of global supply chains due to the COVID-19 pandemic resulting in significantly higher commercial charter cargo Yields, net of fuel. Due to this strong demand, we reactivated three 747-400BCF aircraft that had been temporarily parked and began Charter operations for a 777-200 freighter aircraft in our Dry Leasing business.  During the second quarter of 2020, we entered into several long-term charter programs with customers seeking to secure committed cargo capacity utilizing aircraft redeployed from our ACMI segment.  These long-term charter programs provide us with guaranteed revenue and include indexed fuel price adjustments to mitigate our exposure to fuel price volatility.

Safety is our top priority.  We are closely monitoring the COVID-19 pandemic and taking numerous precautions to ensure the safety of our operations around the world, including:

•	implementing frequent deep cleaning of all aircraft and facilities;
•	providing full safety kits for each crewmember and all aircraft;
•	adjusting routes to limit exposure to regions significantly impacted by the COVID-19 pandemic;
•	implementing significant workforce social distancing and protection measures at all Company facilities; and
•	having employees who can work remotely do so based on local conditions.

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

Given the dynamic nature of this pandemic, the duration of business disruption, the extent of customer cancellations and the related financial impact cannot be reasonably estimated at this time.  We have incurred and expect to incur significant additional costs, including premium pay; other operational costs, including costs for continuing to provide a safe working environment for our employees; and higher crew costs related to increased pay rates resulting from our recent interim agreement with our pilots.  In addition, the availability of hotels and restaurants; evolving COVID-19-related travel restrictions and health screenings; and cancellations of passenger flights by other airlines globally or airport closures have impacted and could further impact our ability to position employees to operate our aircraft.  In response to these challenging times, we have:

•	significantly reduced nonessential employee travel;
•	reduced the use of contractors;
•	limited ground staff hiring;
•	secured vendor pricing discounts for engine overhauls and other maintenance;

•	implemented a number of other cost reduction initiatives;
•	taken other actions, such as the sale of certain nonessential assets;
•	entered into a Payroll Support Program Agreement with the U.S. Treasury; and
•	begun to defer payment of the employer portion of social security taxes as provided for under the CARES Act through the end of 2020.

The continuation or worsening of the aforementioned and other factors, including restrictions on travel and transportation, could materially affect our results for the duration of the crisis. We also continually assess our aircraft requirements and will make adjustments to our capacity as necessary.  Some of these actions may involve grounding or disposing of aircraft or engines, which could result in asset impairments or other charges in future periods.

Our ACMI results for the first half of 2020, compared with 2019, were also impacted by increased flying from the following:

•

In January 2019, we entered into an agreement to operate three incremental 747-400 freighters for Nippon Cargo Airlines on transpacific routes.  The first two aircraft entered service in April and August 2019, and the third is expected to enter service during the second half of 2020.

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

Three Months Ended June 30, 2020 and 2019

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the three months ended June 30:

Segment Operating Fleet	2020	2019	Inc/(Dec)
ACMI*
747-8F Cargo	8.8	8.2	0.6
747-400 Cargo	13.1	18.4	(5.3)
747-400 Dreamlifter	1.8	3.6	(1.8)
777-200 Cargo	8.1	6.4	1.7
767-300 Cargo	23.7	25.0	(1.3)
767-200 Cargo	9.0	9.0	-
767-200 Passenger	1.0	1.0	-
737-800 Cargo	5.0	1.8	3.2
737-400 Cargo	4.6	5.0	(0.4)
Total	75.1	78.4	(3.3)

Charter
747-8F Cargo	1.1	1.6	(0.5)
747-400 Cargo	19.4	15.2	4.2
747-400 Passenger	5.0	4.0	1.0
777-200 Cargo	0.6	-	0.6
767-300 Cargo	0.3	-	0.3
767-300 Passenger	4.8	4.9	(0.1)
Total	31.2	25.7	5.5

Dry Leasing
777-200 Cargo	7.0	7.0	-
767-300 Cargo	21.0	21.0	-
757-200 Cargo	-	1.0	(1.0)
737-300 Cargo	1.0	1.0	-
737-800 Passenger	-	1.0	(1.0)
Total	29.0	31.0	(2.0)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(23.0)	(2.0)
Total Operating Average Aircraft Equivalents	114.3	112.1	2.2

Out-of-service**	1.7	1.0	0.7
*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service includes aircraft that are either temporarily parked or held for sale.
Block Hours	2020	2019	Inc/(Dec)	% Change
Total Block Hours***	84,966	80,282	4,684	5.8%

***	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended June 30 (in thousands):

	2020	2019	Inc/(Dec)	% Change
Operating Revenue
ACMI	$291,951	$307,278	$(15,327)	(5.0)%
Charter	497,547	315,679	181,868	57.6%
Dry Leasing	40,906	43,535	(2,629)	(6.0)%
Customer incentive asset amortization	(9,534)	(6,936)	2,598	37.5%
Other	4,383	4,362	21	0.5%
Total Operating Revenue	$825,253	$663,918

ACMI

	2020	2019	Inc/(Dec)	% Change
ACMI Block Hours	59,531	61,942	(2,411)	(3.9)%
ACMI Revenue Per Block Hour	$4,904	$4,961	$(57)	(1.1)%

ACMI revenue decreased $15.3 million, or 5.0%, primarily due to decreased flying.  The decrease in Block Hours flown was primarily driven by the redeployment of 747-400 aircraft to Charter to support long-term charter programs with customers seeking to secure committed cargo capacity, partially offset by an increase in CMI flying.  Revenue per Block Hour was relatively unchanged.

Charter

	2020	2019	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	20,876	12,888	7,988	62.0%
Passenger	3,108	4,773	(1,665)	(34.9)%
Total	23,984	17,661	6,323	35.8%

Charter Revenue Per Block Hour:
Cargo	$21,260	$17,473	$3,787	21.7%
Passenger	$17,285	$18,957	$(1,672)	(8.8)%
Charter	$20,745	$17,874	$2,871	16.1%

Charter revenue increased $181.9 million, or 57.6%, primarily due to increased flying and an increase in Revenue per Block Hour.  The increase in Charter Block Hours flown was primarily driven by increased demand for freighter aircraft reflecting a reduction of available cargo capacity in the market, the disruption of global supply chains due to the COVID-19 pandemic and our ability to increase utilization.   Due to this increased demand and in support of long-term charter programs with customers seeking to secure committed cargo capacity, we redeployed 747-400 aircraft from ACMI and began operating a 777-200 freighter aircraft in our Dry Leasing business.  Partially offsetting these improvements was lower AMC passenger flying for 747-400 aircraft as the U.S. military took precautionary measures to limit the movement of military personnel.  Revenue per Block Hour increased primarily due to higher commercial cargo Yields driven by the factors impacting commercial cargo demand noted above, partially offset by a reduction in passenger charter Revenue per Block Hour related to a decrease in higher-yielding 747-400 flying for the AMC.

Dry Leasing

Dry Leasing revenue decreased $2.6 million, or 6.0%, primarily due to changes in leases and the disposition of certain nonessential Dry Leased aircraft during the first quarter of 2020.

Operating Expenses

The following table compares our Operating Expenses for the three months ended June 30 (in thousands):

	2020	2019	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$192,591	$141,450	$51,141	36.2%
Maintenance, materials and repairs	168,300	113,471	54,829	48.3%
Aircraft fuel	83,242	122,158	(38,916)	(31.9)%
Depreciation and amortization	65,826	63,689	2,137	3.4%
Travel	34,627	46,374	(11,747)	(25.3)%
Navigation fees, landing fees and other rent	35,638	37,982	(2,344)	(6.2)%
Passenger and ground handling services	30,130	30,525	(395)	(1.3)%
Aircraft rent	24,316	40,335	(16,019)	(39.7)%
Loss on disposal of aircraft	2	-	(2)	NM
Special charge	15,934	3,269	12,665	NM
Transaction-related expenses	1,275	734	541	73.7%
Other	52,710	54,961	(2,251)	(4.1)%
Total Operating Expenses	$704,591	$654,948

NM represents year-over-year changes that are not meaningful.

Salaries, wages and benefits increased $51.1 million, or 36.2%, primarily due to higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19, increased pay rates from our recent interim agreement with our pilots, and increased flying.

Maintenance, materials and repairs increased $54.8 million, or 48.3%, primarily reflecting $52.2 million of increased Heavy Maintenance expense. Heavy Maintenance expense on 747-400 aircraft increased $42.8 million primarily due to an increase in the number of engine overhauls, C Checks and other maintenance to take advantage of availability and opportunities for vendor pricing discounts.  Heavy Maintenance expense on 747-8F aircraft increased $7.2 million primarily due to an increase in the number of D Checks.  In addition, Line Maintenance expense increased $1.5 million reflecting an increase of $3.7 million related to increased cargo flying, partially offset by a $2.2 million decrease related to reduced passenger flying.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended June 30 were:

Heavy Maintenance Events	2020	2019	Inc/(Dec)
747-400 C Checks	7	6	1
767 C Checks	3	1	2
747-8F D Checks	3	1	2
747-400 D Checks	1	1	-
CF6-80 engine overhauls	12	4	8
PW4000 engine overhauls	1	-	1

Aircraft fuel decreased $38.9 million, or 31.9%, primarily due to a decrease in the average fuel cost per gallon, partially offset by an increase in consumption related to increased Charter flying.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the three months ended June 30 were:

	2020	2019	Inc/(Dec)	% Change
Average fuel cost per gallon	$1.10	$2.37	$(1.27)	(53.6)%
Fuel gallons consumed (000s)	75,769	51,596	24,173	46.9%

Depreciation and amortization increased $2.1 million, or 3.4%, primarily due to an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements) and an increase in the scrapping of rotable parts.  Partially offsetting these increases was a reduction in depreciation related to the 747-400 freighter asset group that was written down during the fourth quarter of 2019, and certain spare CF6-80 engines and aircraft that were classified as held for sale during the fourth quarter of 2019.

Travel decreased $11.7 million, or 25.3%, primarily due to decreased rates and travel related to the impact of the COVID-19 pandemic, partially offset by an increase in flying.

Navigation fees, landing fees and other rent decreased $2.3 million, or 6.2%, primarily due to a decrease in purchased capacity, which is a component of other rent, partially offset by increased flying.

Aircraft rent decreased $16.0 million, or 39.7%, primarily due to a reduction in the amortization of operating lease right-of-use assets related to the 747-400 freighter asset group that was written down during the fourth quarter of 2019.

Special charge in 2020 primarily represented a $15.9 million impairment charge related to fair value adjustments for assets held for sale including spare engines and 737-400 passenger aircraft for training purposes. Special charge in 2019 primarily represented a $2.5 million impairment loss on an engine trade-in as part of our engine acquisition program. See Note 7 to our Financial Statements for additional discussion. We may sell additional flight equipment, which could result in additional charges in future periods.

Transaction-related expenses in 2020 primarily related to professional fees in support of the Payroll Support Program under the CARES Act (see Note 3 to our Financial Statements).  Transaction-related expenses in 2019 primarily related to professional fees for a customer transaction with warrants (see Note 5 to our Financial Statements).

Other decreased $2.3 million, or 4.1%, primarily due to a reduction in commission expense related to decreased revenue from the AMC.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended June 30 (in thousands):

	2020	2019	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(224)	$(1,278)	$(1,054)	(82.5)%
Interest expense	28,950	30,045	(1,095)	(3.6)%
Capitalized interest	(132)	(627)	(495)	(78.9)%
Loss on early extinguishment of debt	74	-	74	NM
Unrealized loss (gain) on financial instruments	30,671	(42,300)	(72,971)	(172.5)%
Other (income) expense, net	(50,598)	945	51,543	NM

Unrealized loss (gain) on financial instruments represents the change in fair value of a customer warrant liability (see Note 5 to our Financial Statements) primarily due to changes in our common stock price.

Other (income) expense, net increased $51.5 million primarily due to a $31.5 million refund of aircraft rent paid in previous years and CARES Act grant income of $20.2 million (see Note 3 to our Financial Statements).

Income taxes.  The effective income tax expense for the three months ended June 30, 2020 differed from tax at the U.S. statutory rate primarily due to $6.7 million of nondeductible changes in the fair value of a customer warrant liability (see Note 5 to our Financial Statements).  The effective income tax benefit for the three months ended June 30, 2019 differed from tax at the U.S. statutory rate primarily due to $59.8 million of tax benefits related to the favorable completion of an IRS examination of our 2015 income tax return and $9.3 million of nontaxable changes in the fair value of a customer warrant liability.

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended June 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2020	2019	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$14,495	$40,640	$(26,145)	(64.3)%
Charter	185,969	14,084	171,885	NM
Dry Leasing	9,721	11,091	(1,370)	(12.4)%
Total Direct Contribution	$210,185	$65,815	$144,370	219.4%

Unallocated expenses and (income), net	$50,308	$81,927	$(31,619)	(38.6)%

ACMI Segment

ACMI Direct Contribution decreased $26.1 million, or 64.3%, primarily due to higher heavy maintenance, including additional engine overhauls and other maintenance to take advantage of availability and opportunities for vendor pricing discounts.  In addition, ACMI Direct Contribution reflected higher pilot costs related to increased pay rates resulting from our recent interim agreement with our pilots and premium pay for pilots operating in certain areas significantly impacted by COVID-19.  We also redeployed 747-400 aircraft to Charter to support long-term charter programs with customers seeking to secure committed cargo capacity. Partially offsetting these items was an increase in CMI flying and a reduction in aircraft rent and depreciation.

Charter Segment

Charter Direct Contribution increased $171.9 million, primarily due to an increase in commercial cargo Yields, net of fuel, and demand reflecting a reduction of available capacity in the market, the disruption of global supply chains due to the COVID-19 pandemic and our ability to increase utilization.  Charter Direct Contribution also benefited from a reduction in aircraft rent and depreciation, and the redeployment of 747-400 aircraft from ACMI and the operation of a 777-200 freighter aircraft in our Dry Leasing business.  Partially offsetting these improvements were higher heavy maintenance, including additional engine overhauls and other maintenance to take advantage of availability and opportunities for vendor pricing discounts, and lower passenger demand from the AMC as the COVID-19 pandemic disrupted the movement of military personnel.  In addition, Charter Direct Contribution reflected higher pilot costs related to increased pay rates resulting from our recent interim agreement with our pilots and premium pay for pilots operating in certain areas significantly impacted by COVID-19.

Dry Leasing Segment

Dry Leasing Direct Contribution decreased $1.4 million, or 12.4%, primarily due to a reduction in revenue related to changes in leases and the disposition of certain nonessential Dry Leased aircraft during the first quarter of 2020.

Unallocated expenses and (income), net

Unallocated expenses and (income), net decreased $31.6 million, or 38.6%, primarily due to a refund of aircraft rent paid in previous years.

Six Months Ended June 30, 2020 and 2019

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the six months ended June 30:

Segment Operating Fleet	2020	2019	Inc/(Dec)
ACMI*
747-8F Cargo	8.9	8.6	0.3
747-400 Cargo	13.0	18.0	(5.0)
747-400 Dreamlifter	2.7	3.6	(0.9)
777-200 Cargo	8.1	6.2	1.9
767-300 Cargo	23.8	25.3	(1.5)
767-200 Cargo	9.0	9.0	-
767-200 Passenger	1.0	1.0	-
737-800 Cargo	5.0	0.9	4.1
737-400 Cargo	4.8	5.0	(0.2)
Total	76.3	77.6	(1.3)

Charter
747-8F Cargo	1.1	1.3	(0.2)
747-400 Cargo	18.8	15.1	3.7
747-400 Passenger	5.0	4.0	1.0
777-200 Cargo	0.3	-	0.3
767-300 Cargo	0.2	-	0.2
767-300 Passenger	4.8	4.9	(0.1)
Total	30.2	25.3	4.9

Dry Leasing
777-200 Cargo	7.0	7.5	(0.5)
767-300 Cargo	21.0	21.3	(0.3)
757-200 Cargo	0.2	1.0	(0.8)
737-300 Cargo	1.0	1.0	-
737-800 Passenger	0.3	1.0	(0.7)
Total	29.5	31.8	(2.3)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(23.3)	(2.3)
Total Operating Average Aircraft Equivalents	115.0	111.4	3.6

Out-of-service**	3.5	0.5	3.0
*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service includes aircraft that are either temporarily parked or held for sale.
Block Hours	2020	2019	Inc/(Dec)	% Change
Total Block Hours***	158,213	157,342	871	0.6%
***	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the six months ended June 30 (in thousands):

	2020	2019	Inc/(Dec)	% Change
Operating Revenue
ACMI	$570,695	$613,845	$(43,150)	(7.0)%
Charter	825,176	620,793	204,383	32.9%
Dry Leasing	82,832	113,481	(30,649)	(27.0)%
Customer incentive asset amortization	(18,556)	(13,222)	5,334	40.3%
Other	8,608	8,704	(96)	(1.1)%
Total Operating Revenue	$1,468,755	$1,343,601

ACMI

	2020	2019	Inc/(Dec)	% Change
ACMI Block Hours	113,910	121,722	(7,812)	(6.4)%
ACMI Revenue Per Block Hour	$5,010	$5,043	$(33)	(0.7)%

ACMI revenue decreased $43.2 million, or 7.0%, primarily due to decreased flying.  The decrease in Block Hours flown was primarily driven by the redeployment of 747-400 aircraft to Charter to support long-term charter programs with customers seeking to secure committed cargo capacity, partially offset by an increase in CMI flying.  In addition, Block Hours were negatively impacted from flight cancellations by certain of our ACMI customers caused by the COVID-19 pandemic.  Revenue per Block Hour was relatively unchanged.

Charter

	2020	2019	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	34,416	24,367	10,049	41.2%
Passenger	7,834	9,954	(2,120)	(21.3)%
Total	42,250	34,321	7,929	23.1%

Charter Revenue Per Block Hour:
Cargo	$19,781	$17,710	$2,071	11.7%
Passenger	$18,431	$19,012	$(581)	(3.1)%
Charter	$19,531	$18,088	$1,443	8.0%

Charter revenue increased $204.4 million, or 32.9%, primarily due to increased flying and an increase in Revenue per Block Hour.  The increase in Charter Block Hours flown was primarily driven by increased demand for freighter aircraft reflecting a reduction of available cargo capacity in the market, the disruption of global supply chains due to the COVID-19 pandemic and our ability to increase utilization.  Due to this increased demand and to support long-term charter programs with customers seeking to secure committed cargo capacity, we redeployed 747-400 aircraft from ACMI and began operation of a 777-200 freighter aircraft in our Dry Leasing business.  Partially offsetting these improvements was lower AMC passenger flying for 747-400 aircraft as the U.S. military took precautionary measures to limit the movement of military personnel. Revenue per Block Hour increased primarily due to higher commercial cargo Yields driven by the factors impacting commercial cargo demand noted above, partially offset by a reduction in passenger charter Revenue per Block Hour related to a decrease in higher-yielding 747-400 flying for the AMC.

Dry Leasing

Dry Leasing revenue decreased $30.6 million, or 27.0%, primarily due to $22.3 million of revenue in 2019 from maintenance payments related to the scheduled return of a 777-200 freighter aircraft, changes in leases and the disposition of certain nonessential Dry Leased aircraft during the first quarter of 2020.

Operating Expenses

The following table compares our Operating Expenses for the six months ended June 30 (in thousands):

	2020	2019	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$340,335	$286,924	$53,411	18.6%
Maintenance, materials and repairs	262,452	217,091	45,361	20.9%
Aircraft fuel	191,560	228,479	(36,919)	(16.2)%
Depreciation and amortization	123,410	128,170	(4,760)	(3.7)%
Travel	77,018	91,403	(14,385)	(15.7)%
Navigation fees, landing fees and other rent	67,039	78,198	(11,159)	(14.3)%
Passenger and ground handling services	62,089	62,685	(596)	(1.0)%
Aircraft rent	48,283	82,223	(33,940)	(41.3)%
Gain on disposal of aircraft	(6,715)	-	(6,715)	NM
Special charge	15,934	3,269	12,665	NM
Transaction-related expenses	1,796	3,261	(1,465)	(44.9)%
Other	103,822	106,054	(2,232)	(2.1)%
Total Operating Expenses	$1,287,023	$1,287,757

Salaries, wages and benefits increased $53.4 million, or 18.6%, primarily due to higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19, increased pay rates from our recent interim agreement with our pilots and increased flying.

Maintenance, materials and repairs increased by $45.4 million, or 20.9%, primarily reflecting $50.6 million of increased Heavy Maintenance expense, partially offset by $4.6 million of decreased Line Maintenance expense due to decreased passenger flying.  Heavy Maintenance expense on 747-400 aircraft increased $40.9 million primarily due to an increase in the number of engine overhauls and other maintenance to take advantage of availability and opportunities for vendor pricing discounts.  Heavy Maintenance expense on 747-8F aircraft increased $7.2 million primarily due to an increase in the number of D Checks, partially offset by a reduction in the number of C Checks.  The lower Line Maintenance expense primarily reflected a decrease of $9.4 million related to reduced passenger flying, partially offset by $4.8 million of increased Line Maintenance expense related to increased cargo flying.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the six months ended June 30 were:

Heavy Maintenance Events	2020	2019	Inc/(Dec)
747-8F C Checks	-	2	(2)
747-400 C Checks	11	11	-
767 C Checks	6	2	4
747-8F D Checks	3	1	2
747-400 D Checks	4	1	3
CF6-80 engine overhauls	13	9	4
PW4000 engine overhauls	1	-	1

Aircraft fuel decreased $36.9 million, or 16.2%, primarily due to a decrease in the average fuel cost per gallon, partially offset by an increase in consumption related to increased Charter flying.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the six months ended June 30 were:

	2020	2019	Inc/(Dec)	% Change
Average fuel cost per gallon	$1.47	$2.30	$(0.83)	(36.1)%
Fuel gallons consumed (000s)	130,047	99,468	30,579	30.7%

Depreciation and amortization decreased $4.8 million, or 3.7%, primarily due to a reduction in depreciation related to the 747-400 freighter asset group that was written down during the fourth quarter of 2019, and certain spare CF6-80 engines and aircraft that were classified as held for sale during the fourth quarter of 2019.  Partially offsetting these decreases was an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Travel decreased $14.4 million, or 15.7%, primarily due to decreased rates and travel related to the impact of the COVID-19 pandemic, partially offset by an increase in flying.

Navigation fees, landing fees and other rent decreased $11.2 million, or 14.3%, primarily due to a decrease in purchased capacity, which is a component of other rent, partially offset by increased flying.

Aircraft rent decreased $33.9 million, or 41.3%, primarily due to a reduction in the amortization of operating lease right-of-use assets related to the 747-400 freighter asset group that was written down during the fourth quarter of 2019.

Gain on disposal of aircraft in 2020 represented a net gain of $6.7 million from the sale of certain nonessential assets that were classified as held for sale during the fourth quarter of 2019 (see Note 7 to our Financial Statements).

Special charge in 2020 primarily represented a $15.9 million impairment charge related to fair value adjustments for assets held for sale, including spare engines and 737-400 passenger aircraft for training purposes. Special charge in 2019 primarily represented a $2.5 million impairment loss on an engine trade in as part of our engine acquisition program. See Note 7 to our Financial Statements for additional discussion. We may sell additional flight equipment, which could result in additional charges in future periods.

Transaction-related expenses in 2020 primarily related to professional fees in support of the Payroll Support Program under the CARES Act (see Note 3 to our Financial Statements).  Transaction-related expenses in 2019 primarily related to professional fees for a customer transaction with warrants (see Note 5 to our Financial Statements).

Other decreased $2.2 million or 2.1%, primarily due to a reduction in commission expense related to decreased revenue from the AMC.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the six months ended June 30 (in thousands):

	2020	2019	Inc/(Dec)	% Change
Non-operating (Income) Expenses
Interest income	$(704)	$(3,322)	$(2,618)	(78.8)%
Interest expense	58,225	60,398	(2,173)	(3.6)%
Capitalized interest	(325)	(1,090)	(765)	(70.2)%
Loss on early extinguishment of debt	74	245	(171)	(69.8)%
Unrealized loss (gain) on financial instruments	29,747	4,275	25,472	NM
Other (income) expense, net	(49,392)	(2,030)	47,362	NM

Unrealized loss (gain) on financial instruments represents the change in fair value of a customer warrant liability (see Note 5 to our Financial Statements) primarily due to changes in our common stock price.

Other (income) expense, net increased $47.4 million primarily due to a $32.9 million refund of aircraft rent paid in previous years and CARES Act grant income of $20.2 million (see Note 3 to our Financial Statements).

Income taxes.  The effective income tax expense for the six months ended June 30, 2020 differed from tax at the U.S. statutory rate primarily due to $6.5 million of nondeductible changes in the fair value of a customer warrant liability (see Note 5 to our Financial Statements).  The income tax benefit for the six months ended June 30, 2019 differed from tax at the U.S. statutory rate primarily due to $59.8 million of tax benefits related to the favorable completion of an IRS examination of our 2015 income tax return.

Segments

The following table compares the Direct Contribution for our reportable segments for the six months ended June 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2020	2019	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$66,802	$80,647	$(13,845)	(17.2)%
Charter	236,750	43,217	193,533	NM
Dry Leasing	20,420	46,618	(26,198)	(56.2)%
Total Direct Contribution	$323,972	$170,482	$153,490	90.0%

Unallocated expenses and (income), net	$139,029	$162,064	$(23,035)	(14.2)%

ACMI Segment

ACMI Direct Contribution decreased $13.8 million, or 17.2%, primarily due to higher heavy maintenance, including additional engine overhauls and other maintenance to take advantage of availability and opportunities for vendor pricing discounts.  In addition, ACMI Direct Contribution reflected higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19 and increased pay rates from our recent interim agreement with our pilots.  We also redeployed 747-400 aircraft to Charter to support long-term Charter programs with customers seeking to secure committed cargo capacity.  Partially offsetting these items was an increase in CMI flying and a reduction in aircraft rent and depreciation.

Charter Segment

Charter Direct Contribution increased $193.5 million primarily due to an increase in commercial cargo Yields, net of fuel, and demand reflecting a reduction of available capacity in the market, the disruption of global supply chains due to the COVID-19 pandemic and our ability to increase utilization.  Charter Direct Contribution also benefited from a reduction in aircraft rent and depreciation, and the redeployment of 747-400 aircraft from ACMI and the operation of a 777-200 freighter aircraft in our Dry Leasing business.  Partially offsetting these improvements were higher heavy maintenance, including additional engine overhauls and other maintenance to take advantage of availability and opportunities for vendor pricing discounts, and lower passenger demand from the AMC as the COVID-19 pandemic disrupted the movement of military personnel.  In addition, Charter Direct Contribution reflected higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19 and increased pay rates resulting from our recent interim agreement with our pilots.

Dry Leasing Segment

Dry Leasing Direct Contribution decreased $26.2 million, or 56.2%, primarily due to $22.3 million of revenue in 2019 from maintenance payments related to the scheduled return of a 777-200 freighter aircraft, changes in leases and the disposition of certain nonessential Dry Leased aircraft during the first quarter of 2020.

Unallocated expenses and (income), net

Unallocated expenses and (income), net decreased $23.0 million, or 14.2%, primarily due to a refund of aircraft rent paid in previous years.

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

The following is a reconciliation of Net Income and Diluted EPS to the corresponding non-GAAP financial measures (see Note 13 to our Financial Statements for the calculation of Diluted EPS) (in thousands, except per share data):

	For the Three Months Ended
	June 30, 2020	June 30, 2019	Percent Change

Net Income	$78,912	$86,868	(9.2)%
Impact from:
CARES Act grant income (a)	(20,167)	-
Customer incentive asset amortization	9,534	6,936
Special charge	15,934	3,269
Costs associated with transactions (b)	1,275	734
Leadership transition costs	3,156	541
Noncash expenses and income, net (c)	4,458	4,579
Unrealized loss (gain) on financial instruments	30,671	(42,300)
Other, net (d)	279	1,815
Income tax effect of reconciling items	(863)	(3,652)
Special tax item (e)	-	(54,272)
Adjusted Net Income	$123,189	$4,518	NM

Adjusted weighted average diluted shares outstanding	26,182	26,953

Adjusted Diluted EPS	$4.71	$0.17	NM

	For the Six Months ended
	June 30, 2020	June 30, 2019	Percent Change

Net Income	$102,265	$57,158	78.9%
Impact from:
CARES Act grant income (a)	(20,167)	-
Customer incentive asset amortization	18,556	13,222
Special charge	15,934	3,269
Costs associated with transactions (b)	1,796	3,261
Leadership transition costs	3,757	541
Noncash expenses and income, net (c)	8,844	9,047
Unrealized loss on financial instruments	29,747	4,275
Other, net (d)	(6,103)	(979)
Income tax effect of reconciling items	(1,559)	(3,681)
Special tax item (e)	-	(54,272)
Adjusted Net Income	$153,070	$31,841	NM

Adjusted weighted average diluted shares outstanding	26,074	27,437
Adjusted Diluted EPS	$5.87	$1.16	NM

	For the Three Months Ended
	June 30, 2020	June 30, 2019	Percent Change

Net Income	$78,912	$86,868	(9.2)%
Interest expense, net	28,594	28,140
Depreciation and amortization	65,826	63,689
Income tax expense (benefit)	33,009	(64,683)
EBITDA	206,341	114,014
CARES Act grant income (a)	(20,167)	-
Customer incentive asset amortization	9,534	6,936
Special charge	15,934	3,269
Costs associated with transactions (b)	1,275	734
Leadership transition costs	3,156	541
Unrealized loss (gain) on financial instruments	30,671	(42,300)
Other, net (d)	279	954
Adjusted EBITDA	$247,023	$84,148	193.6%

	For the Six Months ended
	June 30, 2020	June 30, 2019	Percent Change

Net Income	$102,265	$57,158	78.9%
Interest expense, net	57,196	55,986
Depreciation and amortization	123,410	128,170
Income tax expense (benefit)	41,842	(59,790)
EBITDA	324,713	181,524
CARES Act grant income (a)	(20,167)	-
Customer incentive asset amortization	18,556	13,222
Special charge	15,934	3,269
Costs associated with transactions (b)	1,796	3,261
Leadership transition costs	3,757	541
Unrealized loss on financial instruments	29,747	4,275
Other, net (d)	(6,103)	(1,580)
Adjusted EBITDA	$368,233	$204,512	80.1%

(a)	CARES Act grant income in 2020 related to income associated with the Payroll Support Program (see Note 3 to our Financial Statements).
(b)

Costs associated with transactions in 2020 primarily related to costs associated with the Payroll Support Program (see Note 3 to our Financial Statements) and our acquisition of Southern Air.  Costs associated with transactions in 2019 primarily related to a customer transaction with warrants (see Note 5 to our Financial Statements) and other costs associated with our acquisition of Southern Air.

(c)	Noncash expenses and income, net in 2020 and 2019 primarily related to amortization of debt discount on the convertible notes (see Note 8 to our Financial Statements).
(d)

Other, net in 2020 primarily related to a $6.7 million net gain on the sale of aircraft, costs associated with the refinancing of debt and accrual for legal matters and professional fees.  Other, net in 2019 primarily related to a net insurance recovery, loss on early extinguishment of debt, unique training aircraft costs required for a customer contract (see Note 5 to our Financial Statements) and accrual for legal matters and professional fees.

(e)	Special tax item in 2019 represented income tax benefits from the completion of the 2015 IRS examination that are not related to ongoing operations (see Note 9 to our Financial Statements).
(f)

Dilutive warrants in 2019 represented potentially dilutive common shares related to warrants issued to a customer (see Note 5 to our Financial Statements).  These warrants are excluded from Diluted EPS prepared in accordance with GAAP when they would have been antidilutive.

Liquidity and Capital Resources

The most significant liquidity events during the first half of 2020 were as follows:

In February 2020, we refinanced two secured term loans that were originally due later in 2020, with two new term loans.  One term loan is for 126 months in the amount of $82.0 million at a fixed interest rate of 3.27% with a final payment of $12.5 million due in July 2030.  The other term loan is for 130 months in the amount of $82.0 million at a fixed interest rate of 3.28% with a final payment of $12.5 million due in November 2030.

In March 2020, as a precautionary measure due to uncertainty arising from the COVID-19 pandemic, we drew $75.0 million under our revolving credit facility. As of June 30, 2020, there was $175.0 million outstanding and we had $16.2 million of unused availability, based on the collateral borrowing base.  In July 2020, we increased our unused availability, based on the collateral borrowing base, to $25.0 million.  [In August 2020, we repaid $175.0 million and had $200.0 million of unused availability.]

In April 2020, we borrowed $14.6 million related to GEnx engine performance upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 1.15%.

In May 2020, we entered into the PSP Agreement with the U.S. Treasury that provided us with payroll support funding in three installments totaling $406.8 million, of which $207.0 million is in the form of direct payroll support and $199.8 million is in the form of the Promissory Note.  As of June 30, 2020, the first two installments totaling $305.1 million were received. The third installment of $101.7 million was received on July 30, 2020.  The Promissory Note is due in May 2030 and bears interest on the outstanding principal amount at a rate equal to 1.00% per annum until the fifth anniversary of the PSP Closing Date and the applicable Secured Overnight Financing Rate (“SOFR”) plus 2.00% per annum thereafter (see Note 3 to our Financial Statements).

Operating Activities. Net cash provided by operating activities was $560.4 million for the first half of 2020, which primarily reflected Net Income of $102.3 million, noncash adjustments of $157.5 million for Depreciation and amortization, $39.5 million for Deferred taxes and $29.7 million for Unrealized loss on financial instruments, a $178.9 million increase in Accounts payable, accrued liabilities and other liabilities, and a $51.8 million decrease in Accounts receivable, partially offset by a $19.1 million increase in Prepaid expenses, current assets and other assets.  Net cash provided by operating activities was $109.0 million for the first half of 2019, which primarily reflected Net Income of $57.2 million, noncash adjustments of $157.8 million for Depreciation and amortization, $60.0 million for Deferred taxes and $4.3 million for Unrealized loss on financial instruments, partially offset by a $40.1 million decrease in Accounts payable, accrued liabilities and other liabilities, and a $23.8 million increase in Prepaid expenses, current assets and other assets.

Investing Activities. Net cash used for investing activities was $40.0 million for the first half of 2020, consisting primarily of $59.9 million of payments for flight equipment and $25.1 million of payments for core capital expenditures, excluding flight equipment, partially offset by $44.1 million of proceeds from the disposal of aircraft. Payments for flight equipment and modifications during the first half of 2020 were primarily related to spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2020 were funded through working capital and the financings discussed above.  Net cash used for investing activities was $128.5 million for the first half of 2019, consisting primarily of $99.2 million of payments for flight equipment and modifications and $76.8 million of core capital expenditures, excluding flight equipment, partially offset by $38.1 million of proceeds from insurance.  Payments for flight equipment and modifications during the first half of 2019 were primarily related to 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.

Financing Activities. Net cash provided by financing activities was $105.4 million for the first half of 2020, which primarily reflected $321.5 million from debt issuance and $75.0 million of proceeds from our revolving credit facility, partially offset by $275.0 million of payments on debt and $14.4 million in payments of maintenance reserves.  Net cash used for financing activities was $92.5 million for the first half of 2019, which primarily reflected $160.1 million of payments on debt, including a $20.7 million repayment of two term loans, and $9.2 million related to the treasury shares withheld for payment of taxes, partially offset by $50.0 million of proceeds from our revolving credit facility and $19.7 million from debt issuance.

In response to the COVID-19 pandemic, we have significantly reduced nonessential employee travel, reduced the use of contractors, limited ground staff hiring, implemented a number of other cost reduction initiatives and taken actions to increase liquidity and strengthen our financial position, including participation in the Payroll Support Program and deferral of the payment of the employer portion of social security taxes as provided for under the CARES Act.  In connection with our participation in the Payroll Support Program, we agreed not to repurchase shares in the open market of, or make dividend payments with respect to, our common stock through September 30, 2021. We consider Cash and cash equivalents (excluding Payroll Support Program proceeds to be used exclusively for the payment of certain employee wages, salaries and benefits of the PSP Recipients), Net cash provided by operating activities and availability under our revolving credit facility to be sufficient to meet our debt and lease obligations, and to fund committed and core capital expenditures for the remainder of 2020.  Commitments to acquire engines are approximately $66.3 million. Core capital expenditures for the remainder of 2020 are expected to range between $55.0 to $65.0 million, which excludes flight equipment and capitalized interest.

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

We do not expect to pay any significant U.S. federal income tax in this decade.  Our business operations are subject to income tax in several foreign jurisdictions and in many states.  We do not expect to pay any significant cash income taxes for at least several years in these foreign jurisdictions and states.  We may repatriate the unremitted earnings of our foreign subsidiaries to the extent taxes are insignificant.

Contractual Obligations and Debt Agreements

See Notes 3 and 8 to our Financial Statements for a description of our new debt.  See our 2019 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2019 and a description of our other debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the six months ended June 30, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the six months ended June 30, 2020.  For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2019 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of June 30, 2020.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with entering into an agreement with the U.S. Treasury under the Payroll Support Program of the CARES Act, we implemented new processes and internal controls related to the payroll support funding received and compliance with the requirements of the agreement.

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended June 30, 2020, the information required in response to this Item is set forth in Note 12 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

The following is an update of our risk factors that are set forth in Item 1A — Risk Factors of our 2019 Annual Report on Form 10-K.  The update reflects an additional risk factor related to entering into an agreement with the U.S. Treasury under the Payroll Support Program of the CARES Act.  For additional risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2019 Annual Report on Form 10-K.

Our agreements with the U.S. Treasury under the Payroll Support Program contain certain requirements and restrictions. If we are unable to comply with these requirements and restrictions, it could have a material adverse effect on our business, results of operations and financial condition

In connection with the Payroll Support Program, we are required to comply with the relevant requirements of the CARES Act, including the requirement that funds provided pursuant to the PSP Agreement be used exclusively for the payment of certain employee wages, salaries and benefits of the PSP Recipients.  The Payroll Support Program subjects the PSP Recipients and certain of their affiliates to a number of restrictions, including prohibitions against reductions in certain employee salaries, wages and benefits, and certain involuntary terminations and furloughs of employees until September 30, 2020, prohibitions of repurchasing shares in the open market of, or making dividend payments with respect to, our common stock through September 30, 2021, as well as certain limitations on executive compensation until March 24, 2022.  Under the PSP Agreement, we must also maintain certain internal controls and records relating to the payroll support funding and we are subject to additional reporting obligations.  If we are unable to comply with the requirements and restrictions within the Payroll Support Program, the U.S. Treasury could require repayment of amounts previously provided to us, among other actions, which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 6. EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description

4.1	Warrant Agreement, dated as of May 29, 2020, between Atlas Air Worldwide Holdings, Inc. and the United States Department of the Treasury.

4.2	Form of Warrant Agreement (incorporated by reference to Annex B to Exhibit 4.1).

10.1	Payroll Support Program Agreement, dated as of May 29, 2020, between Atlas Air, Inc. and the United States Department of the Treasury.

10.2	Promissory Note, dated as of May 29, 2020, issued by Atlas Air Worldwide Holdings, Inc. In the name of the United States Department of the Treasury.

10.3

Proposal No. 4 – Approval of Amendment to the Atlas Air Worldwide Holdings, Inc. 2018 Incentive Plan, effective as of June 9, 2020, included in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 8, 2020 and incorporated herein by reference.

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

*

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) Consolidated Statements of Stockholders’ Equity as of and for the three and six months ended June 30, 2020 and 2019 and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: August 6, 2020	/s/ John W. Dietrich
John W. Dietrich
President and Chief Executive Officer

Dated: August 6, 2020	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer