Form 10-Q
period 2020-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2020-11-05
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, there were 27,517,297 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$717,867	$103,029
Restricted cash	11,466	10,401
Short-term investments	-	879
Accounts receivable, net of allowance of $776 and $1,822, respectively	268,376	290,119
Prepaid expenses, assets held for sale and other current assets	171,780	228,103
Total current assets	1,169,489	632,531
Property and Equipment
Flight equipment	5,001,481	4,880,424
Ground equipment	88,327	83,584
Less: accumulated depreciation	(1,113,964)	(977,883)
Flight equipment modifications in progress	49,246	67,101
Property and equipment, net	4,025,090	4,053,226
Other Assets
Operating lease right-of-use assets	182,657	231,133
Deferred costs and other assets	373,074	391,895
Intangible assets, net and goodwill	72,334	76,856
Total Assets	$5,822,644	$5,385,641

Liabilities and Equity
Current Liabilities
Accounts payable	$92,805	$79,683
Accrued liabilities	645,094	481,725
Current portion of long-term debt and finance leases	296,112	395,781
Current portion of long-term operating leases	139,152	141,973
Total current liabilities	1,173,163	1,099,162
Other Liabilities
Long-term debt and finance leases	2,073,855	1,984,902
Long-term operating leases	281,394	392,832
Deferred taxes	145,952	74,040
Financial instruments and other liabilities	130,857	42,526
Total other liabilities	2,632,058	2,494,300
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,497,228 and 31,048,842 shares issued, 26,138,539 and 25,870,876 shares outstanding (net of treasury stock), as of September 30, 2020 and December 31, 2019, respectively	315	310
Additional paid-in-capital	813,858	761,715
Treasury stock, at cost; 5,358,689 and 5,177,966 shares, respectively	(217,786)	(213,871)
Accumulated other comprehensive loss	(2,126)	(2,818)
Retained earnings	1,423,162	1,246,843
Total stockholders’ equity	2,017,423	1,792,179
Total Liabilities and Equity	$5,822,644	$5,385,641

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Operating Revenue	$809,886	$648,539	$2,278,641	$1,992,140

Operating Expenses
Salaries, wages and benefits	194,265	145,987	534,600	432,911
Maintenance, materials and repairs	116,634	88,240	379,086	305,331
Aircraft fuel	118,113	123,132	309,673	351,611
Depreciation and amortization	65,595	62,499	189,005	190,669
Travel	37,731	49,110	114,749	140,513
Navigation fees, landing fees and other rent	42,870	32,270	109,909	110,468
Passenger and ground handling services	36,266	34,453	98,355	97,138
Aircraft rent	24,239	40,048	72,522	122,271
Gain on disposal of aircraft	(163)	-	(6,878)	-
Special charge	547	18,861	16,481	22,130
Transaction-related expenses	490	324	2,286	3,585
Other	54,107	54,494	157,929	160,548
Total Operating Expenses	690,694	649,418	1,977,717	1,937,175

Operating Income (Loss)	119,192	(879)	300,924	54,965

Non-operating Expenses (Income)
Interest income	(225)	(653)	(929)	(3,975)
Interest expense	28,524	30,117	86,749	90,515
Capitalized interest	(203)	(853)	(528)	(1,943)
Loss on early extinguishment of debt	7	559	81	804
Unrealized loss (gain) on financial instruments	43,604	(83,175)	73,351	(78,900)
Other (income) expense, net	(62,689)	1,434	(112,081)	(596)
Total Non-operating Expenses (Income)	9,018	(52,571)	46,643	5,905

Income before income taxes	110,174	51,692	254,281	49,060
Income tax expense (benefit)	36,120	(8,282)	77,962	(68,072)
Net Income	$74,054	$59,974	$176,319	$117,132
Earnings per share:
Basic	$2.83	$2.32	$6.76	$4.54
Diluted	$2.78	$2.32	$6.72	$1.34
Weighted average shares:
Basic	26,135	25,854	26,077	25,814
Diluted	26,619	25,854	26,256	26,909

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Income	$74,054	$59,974	$176,319	$117,132
Other comprehensive income:
Reclassification to interest expense	290	331	894	1,012
Income tax benefit	(69)	(78)	(202)	(239)
Other comprehensive income	221	253	692	773
Comprehensive Income	$74,275	$60,227	$177,011	$117,905

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019

Operating Activities:
Net Income	$176,319	$117,132

Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	240,826	241,284
Accretion of debt securities discount	(2)	(237)
Provision for (reversal of) expected credit losses	76	(83)
Loss on early extinguishment of debt	81	804
Special charge, net of cash payments	16,481	22,130
Unrealized loss (gain) on financial instruments	73,351	(78,900)
Gain on disposal of aircraft	(6,878)	-
Deferred taxes	75,331	(68,552)
Stock-based compensation	15,816	16,553
Changes in:
Accounts receivable	23,072	1,397
Prepaid expenses, current assets and other assets	(39,823)	(69,254)
Accounts payable, accrued liabilities and other liabilities	208,058	11,016
Net cash provided by operating activities	782,708	193,290
Investing Activities:
Capital expenditures	(45,134)	(107,594)
Payments for flight equipment and modifications	(102,777)	(153,706)
Proceeds from insurance	-	38,133
Proceeds from investments	881	14,367
Proceeds from disposal of aircraft	45,660	-
Net cash used for investing activities	(101,370)	(208,800)
Financing Activities:
Proceeds from debt issuance	401,419	93,723
Payment of debt issuance costs	(5,172)	(1,316)
Payments of debt and finance lease obligations	(353,795)	(273,142)
Proceeds from revolving credit facility	75,000	50,000
Payment of revolving credit facility	(175,000)	-
Customer maintenance reserves and deposits received	10,465	11,717
Customer maintenance reserves paid	(14,437)	(8,174)
Treasury shares withheld for payment of taxes	(3,915)	(9,336)
Net cash used for financing activities	(65,435)	(136,528)
Net increase (decrease) in cash, cash equivalents and restricted cash	615,903	(152,038)
Cash, cash equivalents and restricted cash at the beginning of period	113,430	232,741
Cash, cash equivalents and restricted cash at the end of period	$729,333	$80,703

Noncash Investing and Financing Activities:

Acquisition of property and equipment included in Accounts payable and accrued liabilities	$11,357	$55,610
Acquisition of property and equipment acquired under finance and operating leases	$19,521	$32,794
Customer maintenance reserves settled with sale of aircraft	$6,497	$-

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	As of and for the Three Months Ended September 30, 2020
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at June 30, 2020	$315	$(217,711)	$801,002	$(2,347)	$1,349,108	$1,930,367
Net Income	-	-	-	-	74,054	74,054
Other comprehensive income	-	-	-	221	-	221
Stock-based compensation	-	-	5,310	-	-	5,310
Issuance of warrants	-	-	7,546	-	-	7,546
Treasury shares of 1,306 withheld for payment of taxes	-	(75)	-	-	-	(75)
Balance at September 30, 2020	$315	$(217,786)	$813,858	$(2,126)	$1,423,162	$2,017,423

	As of and for the Three Months Ended September 30, 2019
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at June 30, 2019	$310	$(213,728)	$746,725	$(3,312)	$1,597,114	$2,127,109
Net Income	-	-	-	-	59,974	59,974
Other comprehensive income	-	-	-	253	-	253
Stock-based compensation	-	-	6,527	-	-	6,527
Issuance of warrant	-	-	(462)	-	-	(462)
Treasury shares of 4,064 withheld for payment of taxes	-	(109)	-	-	-	(109)
Balance at September 30, 2019	$310	$(213,837)	$752,790	$(3,059)	$1,657,088	$2,193,292

	As of and for the Nine Months Ended September 30, 2020
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2019	$310	$(213,871)	$761,715	$(2,818)	$1,246,843	$1,792,179
Net Income	-	-	-	-	176,319	176,319
Other comprehensive income	-	-	-	692	-	692
Stock-based compensation	-	-	15,816	-	-	15,816
Issuance of warrants	-	-	36,332	-	-	36,332
Treasury shares of 180,723 withheld for payment of taxes	-	(3,915)	-	-	-	(3,915)
Issuance of 448,386 shares of restricted stock	5	-	(5)	-	-	-
Balance at September 30, 2020	$315	$(217,786)	$813,858	$(2,126)	$1,423,162	$2,017,423

	As of and for the Nine Months Ended September 30, 2019
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2018	$306	$(204,501)	$736,035	$(3,832)	$1,539,956	$2,067,964
Net Income	-	-	-	-	117,132	117,132
Other comprehensive income	-	-	-	773	-	773
Stock-based compensation	-	-	16,553	-	-	16,553
Issuance of warrant	-	-	206	-	-	206
Treasury shares of 184,146 withheld for payment of taxes	-	(9,336)	-	-	-	(9,336)
Issuance of 461,276 shares of restricted stock	4	-	(4)	-	-	-
Balance at September 30, 2019	$310	$(213,837)	$752,790	$(3,059)	$1,657,088	$2,193,292

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Intercompany accounts and transactions have been eliminated.  The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2019, which includes additional disclosures and a summary of our significant accounting policies.  The December 31, 2019 balance sheet data was derived from that Annual Report.  In our opinion, the Financial Statements contain all adjustments, consisting of normal recurring items, necessary to fairly state the financial position of AAWW and its consolidated subsidiaries as of September 30, 2020, the results of operations for the three and nine months ended September 30, 2020 and 2019, comprehensive income for the three and nine months ended September 30, 2020 and 2019, cash flows for the nine months ended September 30, 2020 and 2019, and stockholders’ equity as of and for the three and nine months ended September 30, 2020 and 2019.

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

Heavy Maintenance

Except as described in the paragraph below, we account for heavy maintenance costs for airframes and engines using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs.

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method.  Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required.  Amortization of deferred maintenance expense included in Depreciation and amortization was $12.5 million and $5.5 million for the three months ended September 30, 2020 and 2019, respectively, and was $30.8 million and $15.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Deferred maintenance included within Deferred costs and other assets is as follows:

Balance as of December 31, 2019	$184,279
Deferred maintenance costs	34,693
Amortization of deferred maintenance	(30,783)
Balance as of September 30, 2020	$188,189

Recent Accounting Pronouncements Adopted in 2020

In November 2019, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for share-based payment awards issued to a customer. The amended guidance requires share-based payment awards issued to a customer to be recorded as a reduction of the transaction price in revenue based on the fair value at grant date and to be classified on the balance sheet using accounting guidance for stock-based compensation. The amended guidance was effective for fiscal years beginning after December 15, 2019. Effective January 1, 2020, we adopted the amended guidance and applied the modified retrospective approach to the most current period presented.  As a result, $14.6 million, or approximately 60% of our customer warrant liability of $24.3 million related to revenue contracts, which was included in Financial instruments and other liabilities as of December 31, 2019, was reclassified as Additional paid-in-capital within Total stockholders’ equity on January 1, 2020.  As a result, these customer warrants are no longer marked-to-market at the end of each reporting period with changes in fair value recorded as an unrealized loss (gain) on financial instruments.  The amended guidance did not impact the accounting for the remaining portion of our customer warrant liability related to Dry Lease contracts, which was approximately $9.7 million or approximately 40% of the total customer warrant liability as of December 31, 2019. The new guidance did not impact how we account for the amortization of the customer incentive asset (see Note 5 for further discussion).

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB amended its accounting guidance for certain financial instruments with characteristics of liabilities and equity, including convertible debt instruments.  For convertible debt with a cash conversion feature, the amended guidance removes the current accounting model to separately account for the liability and equity components, which currently results in the amortization of a debt discount to interest expense.  Under this amended guidance, such convertible debt will be accounted for as a single debt instrument with no amortization of a debt discount, unless certain other conditions are met.  The amended guidance also requires the use of the if-converted method when calculating the dilutive impact of convertible debt on earnings per share.  The amended guidance is effective as of the beginning of 2022, with early adoption permitted no earlier than the beginning of 2021.  The two permitted transition methods under the guidance are the full retrospective approach, under which the guidance is applied to all periods presented, or the modified retrospective approach, under which the guidance is applied only to the most current period presented.  While we are still assessing the impact the amended guidance will have on our financial statements, we expect it will result in a material reclassification from equity to debt and a reduction in interest expense. In addition, the amended guidance is expected to result in a material reduction of diluted earnings per share.

3. COVID-19 Pandemic

COVID-19

In December 2019, COVID-19 was first reported in China and has since spread to most other regions of the world.  In March 2020, COVID-19 was determined to be a global pandemic by the World Health Organization.  During the first three quarters of 2020, this public health crisis disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in flight cancellations by our ACMI customers and lower U.S. Military Air Mobility Command (“AMC”) passenger flying as the military took precautionary measures to limit the movement of personnel.  A reduction of available cargo capacity in the market and increased demand for transporting goods due to the COVID-19 pandemic also resulted in increased commercial charter cargo yields, net of fuel, during the first three quarters of 2020.  We have incurred and expect to incur significant additional costs, including premium pay; other operational costs, including costs for continuing to provide a safe working environment for our employees; and higher crew costs related to increased pay rates resulting from our recent interim agreement with our pilots.  In addition, the availability of hotels and restaurants; evolving COVID-19-related travel restrictions and health screenings; and cancellations of passenger flights by other airlines globally or airport closures have impacted and could further impact our ability to position employees to operate our aircraft.

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

In connection with the Payroll Support Program, we are required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the PSP Agreement be used exclusively for the payment of certain employee wages, salaries and benefits of the PSP Recipients.  The Payroll Support Program subjects the PSP Recipients and certain of their affiliates to a number of restrictions, including prohibitions against reductions in certain employee salaries, wages and benefits, and certain involuntary terminations and furloughs of employees through September 30, 2020, prohibitions of repurchasing shares in the open market of, or making dividend payments with respect to, our common stock through September 30, 2021, as well as certain limitations on executive compensation until March 24, 2022.  Under the PSP Agreement, we must also maintain certain internal controls and records relating to the payroll support funding and we are subject to additional reporting obligations.

Pursuant to the PSP Agreement, the U.S. Treasury provided us with payroll support funding in three installments totaling $406.8 million.  The first installment of $203.4 million was received on June 1, 2020, the second installment of $101.7 million was received on June 29, 2020 and the third installment of $101.7 million was received on July 30, 2020.

As compensation for payroll support funding under the PSP Agreement, we issued the Promissory Note to the U.S. Treasury, which provides for our unconditional promise to pay to the U.S. Treasury $199.8 million.

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

As compensation for payroll support funding under the PSP Agreement, we also entered into a Warrant Agreement pursuant to which we granted the U.S. Treasury warrants to acquire shares of our common stock.  In connection with the three payroll support funding installments from the U.S. Treasury, we issued warrants to acquire up to 625,452 shares of our common stock.

The Warrant Agreement provides the U.S. Treasury certain registration rights with respect to each warrant and the underlying common stock.  Each warrant is exercisable at an exercise price of $31.95 per share of common stock (which was the closing price of our common stock on the Nasdaq Global Select Market on May 1, 2020) and will expire on the fifth anniversary of the issue date of such warrant.  Each warrant may be settled through net share settlement or net cash settlement, at our option.  Each warrant includes customary antidilution provisions and is freely transferable with registration rights.  The U.S. Treasury is not permitted to vote any shares it acquires upon exercise of each warrant. The grant date fair value, as determined using the Black-Scholes model, of each warrant was recognized as Additional paid-in-capital and totaled $14.4 million.  Each warrant will not be remeasured as long as it continues to meet the conditions for equity classification. As of September 30, 2020, no portion of the warrants has been exercised.

We recognized deferred grant income within Accrued liabilities for the difference between the PSP proceeds received and the amounts recognized for the Promissory Note and the Warrant Agreement for each installment. Grant income is subsequently recognized within Other (income) expense, net in the consolidated statement of operations on a pro-rata basis over the periods that the qualifying employee wages, salaries and benefits are paid.  For the three and nine months ended September 30, 2020, we recognized grant income of $64.2 million and $84.4 million, respectively.  We expect to recognize the remainder of the grant income through the first quarter of 2021.

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

The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Nine Months Ended
Revenue and Expenses:	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue from Polar	$80,876	$84,957	$239,968	$283,313
Ground handling and airport fees to Polar	796	568	2,389	1,631

Accounts receivable/payable as of:	September 30, 2020	December 31, 2019
Receivables from Polar	$19,526	$10,855
Payables to Polar	2,523	2,161

Aggregate Carrying Value of Polar Investment as of:	September 30, 2020	December 31, 2019
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

In addition to the amounts in the table above, Atlas recognized revenue of $48.0 million and $23.8 million for the three months ended September 30, 2020 and 2019, respectively, and $158.5 million and $70.2 million for the nine months ended September 30, 2020 and 2019, respectively, from Charter flying on behalf of Polar.

Dry Leasing Joint Venture

We hold a 10% interest in a joint venture with an unrelated third party, which we entered into in December 2019, to develop a diversified freighter aircraft dry leasing portfolio.  Through Titan, we provide aircraft and lease management services to the joint venture for fees based upon aircraft assets under management, among other things.  Our investment in the joint venture is accounted for under the equity method of accounting. Under the joint venture, we have a commitment to provide up to $40.0 million of capital contributions before December 2022.  Our investment in the joint venture was $0.5 million and $1.5 million as of September 30, 2020 and December 31, 2019, respectively, and our maximum exposure to losses from the entity is limited to our investment. The joint venture does not currently have any third-party debt obligations and no capital contributions have been made as of September 30, 2020.  We had Accounts receivable from the joint venture of $1.5 million as of September 30, 2020 related to the reimbursement of certain expenses by the joint venture.  We have recognized no service fee income for the three and nine months ended September 30, 2020.

Parts Joint Venture

We hold a 50% interest in a joint venture with an unrelated third party to purchase rotable parts and provide repair services for those parts, primarily for 747-8F aircraft.  Our investment in the joint venture is accounted for under the equity method of accounting.  As of September 30, 2020 and December 31, 2019, our investment in the joint venture was $20.7 million and $20.0 million, respectively.  We had Accounts payable to the joint venture of $1.1 million as of September 30, 2020 and $0.5 million as of December 31, 2019.

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

In conjunction with the agreements entered into in May 2016, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.34 per share, as adjusted (“Warrant A”).  As of December 31, 2018, this warrant to purchase 7.5 million shares, as adjusted, had vested in full.  Warrant A is exercisable in accordance with its terms through May 2021.  As of September 30, 2020, no portion of Warrant A had been exercised.  In October 2020, Amazon exercised 3,607,477 shares of Warrant A through a cashless exercise resulting in the issuance of 1,375,421 shares of our common stock.

The agreements entered into in May 2016 also provided incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.34 per share, as adjusted (“Warrant B”).  This warrant to purchase 3.77 million shares, as adjusted, will vest in increments of 37,660 shares, as adjusted, each time Amazon has paid $4.2 million of revenue to us, up to a total of $420.0 million, for incremental business beyond the original 20 767-300 freighters.  As of September 30, 2020, 338,940 shares, as adjusted, of Warrant B have vested.  Upon vesting, Warrant B becomes exercisable in accordance with its terms through May 2023. As of September 30, 2020, no portion of Warrant B has been exercised.

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we began providing CMI services using Boeing 737-800 freighter aircraft provided by Amazon.  The 737-800 CMI operations are for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  As of September 30, 2020, seven 737-800 freighter aircraft were operating in CMI service.  In October 2020, an eighth 737-800 freighter aircraft entered CMI service.  Amazon may, in its sole discretion, place up to 12 additional 737-800 freighter aircraft into service with us by May 31, 2021.

In connection with the amended agreements, we granted Amazon a warrant to acquire up to an additional 9.9% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $52.67 per share, as adjusted (“Warrant C”).  When combined with Warrant A and Warrant B, this provided Amazon with warrants to acquire up to a total of 39.9% of our outstanding common shares, as of the date of the agreements. While Amazon would be entitled to vote the shares it owns up to 14.9% of our outstanding common shares, in its discretion, it would be required to vote any shares it owns in excess of 14.9% of our outstanding common shares in accordance with the recommendation of our board of directors.  After Warrant B has vested in full, this warrant to purchase 6.66 million shares, as adjusted, would vest in increments of 45,623 shares, as adjusted, each time Amazon has paid $6.9 million of revenue to us, up to a total of $1.0 billion, for incremental business beyond Warrant A and Warrant B.  As of September 30, 2020, no portion of Warrant C has vested.  Upon vesting, Warrant C would become exercisable in accordance with its terms through March 2026.

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

As described in Note 2, we adopted the new accounting guidance for share-based payment awards issued to a customer as of January 1, 2020.  Under the amended guidance, approximately 60% of the Amazon Warrant liability related to the CMI agreements as of January 1, 2020 was reclassified to Additional paid-in-capital and will no longer be marked-to-market at the end of each reporting period.  The amended guidance does not impact the accounting for the remaining portion of the Amazon Warrant liability related to Dry Lease contracts. We recognized net unrealized losses of $43.6 million and $73.4 million on the Amazon Warrant liability during the three and nine months ended September 30, 2020, respectively. We recognized net unrealized gains of $83.2 million and $78.9 million on the Amazon Warrant during the three and nine months ended September 30, 2019, respectively. The fair value of the Amazon Warrant liability was $83.3 million as of September 30, 2020 and $24.3 million as of December 31, 2019.

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

We amortized $9.9 million and $12.8 million of the customer incentive asset as a reduction of Operating Revenue for the three months ended September 30, 2020 and 2019, respectively. We amortized $28.4 million and $26.0 million of the customer incentive asset for the nine months ended September 30, 2020 and 2019, respectively.

Customer incentive asset included within Deferred costs and other assets is as follows:

Balance at December 31, 2019	$152,534
Initial value for estimate of vested or expected to vest warrants	7,528
Amortization of customer incentive asset	(28,414)
Balance at September 30, 2020	$131,648

6. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net of allowance for expected credit losses related to customer contracts, excluding Dry Leasing contracts, was $216.0 million as of September 30, 2020 and $247.5 million as of December 31, 2019.

Allowance for expected credit losses, included within Accounts receivable, is as follows:

Balance as of December 31, 2019	$1,822
Bad debt expense	76
Amounts written off, net of recoveries	(1,122)
Balance as of September 30, 2020	$776

Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2020	December 31, 2019
Maintenance	$139,233	$136,315
Deferred grant income	108,156	-
Salaries, wages and benefits	105,623	75,719
Customer maintenance reserves	100,739	110,355
Deferred revenue	43,720	26,357
Aircraft fuel	33,449	28,821
Other	114,174	104,158
Accrued liabilities	$645,094	$481,725

Revenue Contract Liability

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition.  The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Revenue contract liability balances during the nine months ended September 30, 2020 were as follows:

Deferred Revenue
Balance as of December 31, 2019	$19,234
Revenue recognized	(155,781)
Amounts collected or invoiced	172,996
Balance as of September 30, 2020	$36,449

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$717,867	$103,029
Restricted cash	11,466	10,401
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$729,333	$113,430

7. Assets Held For Sale and Other Income

As of December 31, 2019, we had two 737-400 passenger aircraft previously used for training purposes, certain spare CF6-80 engines and three aircraft in our Dry Leasing portfolio classified as held for sale.  During the nine months ended September 30, 2020, we received net proceeds of $45.7 million from the completion of the sales of some of the spare CF6-80 engines and two aircraft in our Dry Leasing portfolio, and recognized a net gain of $6.9 million. During the nine months ended September 30, 2020, we recognized an impairment loss of $16.5 million related to fair value adjustments for assets held for sale, within Special charge in the consolidated statement of operations.  The carrying value of the assets held for sale as of September 30, 2020 and December 31, 2019 was $96.0 million and $155.9 million, respectively, which was included within Prepaid expense, held for sale and other current assets in the consolidated balance sheets.  Sales of the remaining aircraft and engines held for sale are expected to be completed in 2020, except for certain aircraft and engines that are expected to be completed during the first half of 2021.

During the nine months ended September 30, 2020, we recognized refunds of $32.9 million related to aircraft rent paid in previous years within Other (income) expense, net.

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

In August 2020, we borrowed $22.9 million at a fixed interest rate of 0.95% under an unsecured five-year term loan due in June 2025 for GEnx engine performance upgrade kits and overhauls (the “Fourth 2020 Term Loan”).  The Fourth 2020 Term Loan is subject to customary fees, covenants and events of default, with principal and interest payable quarterly.

In October 2020, we borrowed $16.3 million at a fixed interest rate of 0.90% under an unsecured five-year term loan due in September 2025 for GEnx engine performance upgrade kits and overhauls (the “Fifth 2020 Term Loan”).  The Fifth 2020 Term Loan is subject to customary fees, covenants and events of default, with principal and interest payable quarterly.

Promissory Note

See Note 3 for a discussion of the Promissory Note we issued to the U.S. Treasury during the nine months ended September 30, 2020.

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

The Convertible Notes consisted of the following as of September 30, 2020:

	2017 Convertible Notes	2015 Convertible Notes
Remaining life in months	44	20
Liability component:
Gross proceeds	$289,000	$224,500
Less: debt discount, net of amortization	(40,359)	(14,842)
Less: debt issuance cost, net of amortization	(3,121)	(1,372)
Net carrying amount	$245,520	$208,286

Equity component (1)	$70,140	$52,903

(1)	Included in Additional paid-in-capital on the consolidated balance sheet as of September 30, 2020.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Contractual interest coupon	$2,618	$2,618	$7,853	$7,853
Amortization of debt discount	4,527	4,253	13,372	12,560
Amortization of debt issuance costs	394	379	1,171	1,126
Total interest expense recognized	$7,539	$7,250	$22,396	$21,539

Revolving Credit Facility

We have a $200.0 million secured revolving credit facility that matures in December 2022 (the “Revolver”). As of September 30, 2020, there were no amounts outstanding and we had $200.0 million of unused availability, based on the collateral borrowing base.

9. Income Taxes

The income tax expense for the three and nine months ended September 30, 2020 differed from tax at the U.S. statutory rate primarily due to $9.6 million and $16.0 million of nondeductible changes in the fair value of a customer warrant liability, respectively (see Note 5 for further discussion).

The income tax benefit for the nine months ended September 30, 2019 differed from tax at the U.S. statutory rate primarily due to $59.8 million of tax benefits related to the favorable completion of an IRS examination of our 2015 income tax return, and to a lesser extent, $17.3 million of nontaxable changes in the fair value of a customer warrant liability.  The income tax benefit for the three months ended September 30, 2019 differed from tax at the U.S. statutory rate primarily due to $18.2 million of nontaxable changes in the fair value of a customer warrant liability.  For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate. When finalized, the complete operational merger of Atlas and Southern Air (see Note 12 for further discussion) would result in a material increase to our deferred tax liability.

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

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	September 30, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$717,867	$717,867	$717,867	$-	$-
Restricted cash	11,466	11,466	11,466	-	-
	$729,333	$729,333	$729,333	$-	$-

Liabilities
Term loans and notes	$1,862,297	$1,931,050	$-	$-	$1,931,050
Convertible notes (1)	453,806	589,183	589,183	-	-
Customer warrant	83,312	83,312	-	83,312	-
	$2,399,415	$2,603,545	$589,183	$83,312	$1,931,050

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$103,029	$103,029	$103,029	$-	$-
Short-term investments	879	879	-	-	879
Restricted cash	10,401	10,401	10,401	-	-
	$114,309	$114,309	$113,430	$-	$879

Liabilities
Term loans and notes	$1,800,911	$1,885,750	$-	$-	$1,885,750
Revolver	100,000	103,575	-	-	103,575
Convertible notes (1)	439,261	450,668	450,668	-	-
Customer warrant (2)	24,345	24,345	-	24,345	-
	$2,364,517	$2,464,338	$450,668	$24,345	$1,989,325

(1) Carrying value is net of debt discounts and debt issuance costs (see Note 8).

(2) Includes $14.6 million that was reclassified to Additional paid-in-capital on January 1, 2020 (see Note 2).
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

We use an economic performance metric called Direct Contribution, which shows the profitability of each segment after allocation of direct operating and ownership costs.  Direct Contribution includes Income before income taxes and excludes the following: Special charges, Transaction-related expenses, nonrecurring items, Gain (losses) on the disposal of aircraft, Losses on early extinguishment of debt, Unrealized losses (gains) on financial instruments, Gains on investments and Unallocated income and expenses, net.  Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation.  Unallocated income and expenses, net include corporate overhead, nonaircraft depreciation, noncash expenses and income, interest expense on the portion of debt used for general corporate purposes, interest income on nondebt securities, capitalized interest, foreign exchange gains and losses, other revenue, other non-operating costs and CARES Act grant income.

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income (Loss) and Income before income taxes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating Revenue:
ACMI	$302,756	$289,024	$873,451	$902,869
Charter	470,835	324,046	1,296,011	944,839
Dry Leasing	40,740	43,847	123,572	157,328
Customer incentive asset amortization	(9,858)	(12,796)	(28,414)	(26,018)
Other	5,413	4,418	14,021	13,122
Total Operating Revenue	$809,886	$648,539	$2,278,641	$1,992,140

Direct Contribution:
ACMI	$42,822	$33,401	$109,624	$114,048
Charter	136,619	36,339	373,371	79,554
Dry Leasing	9,627	12,028	30,046	58,646
Total Direct Contribution for Reportable Segments	189,068	81,768	513,041	252,248

Unallocated expenses and (income), net	(34,409)	(93,507)	(173,439)	(255,569)
Loss on early extinguishment of debt	(7)	(559)	(81)	(804)
Unrealized gain (loss) on financial instruments	(43,604)	83,175	(73,351)	78,900
Special charge	(547)	(18,861)	(16,481)	(22,130)
Transaction-related expenses	(490)	(324)	(2,286)	(3,585)
Gain on disposal of aircraft	163	-	6,878	-
Income before income taxes	110,174	51,692	254,281	49,060

Add back (subtract):
Interest income	(225)	(653)	(929)	(3,975)
Interest expense	28,524	30,117	86,749	90,515
Capitalized interest	(203)	(853)	(528)	(1,943)
Loss on early extinguishment of debt	7	559	81	804
Unrealized (gain) loss on financial instruments	43,604	(83,175)	73,351	(78,900)
Other (income) expense, net	(62,689)	1,434	(112,081)	(596)
Operating Income (Loss)	$119,192	$(879)	$300,924	$54,965

The following table disaggregates our Charter segment revenue by customer and service type:

	For the Three Months Ended
	September 30, 2020			September 30, 2019
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$333,066	$2,193	$335,259	$127,558	$17,075	$144,633
AMC	57,952	77,624	135,576	85,382	94,031	179,413
Total Charter Revenue	$391,018	$79,817	$470,835	$212,940	$111,106	$324,046

	For the Nine Months Ended
	September 30, 2020			September 30, 2019
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$901,617	$5,315	$906,932	$409,640	$27,736	$437,376
AMC	170,188	218,891	389,079	234,845	272,618	507,463
Total Charter Revenue	$1,071,805	$224,206	$1,296,011	$644,485	$300,354	$944,839

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the AMC, Polar and DHL (see above and Note 4 to our Financial Statements for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from DHL was $150.8 million for the three months ended September 30, 2020 and $91.4 million for the three months ended September 30, 2019.  Revenue from DHL was $401.0 million for the nine months ended September 30, 2020 and $267.8 million for the nine months ended September 30, 2019. We have not experienced any credit issues with these customers.

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

The IBT refused to follow the merger provisions in the Atlas and Southern Air CBAs. This has resulted in significant litigation, arbitrations and delay.  As more fully stated below, the Company prevailed in all of the merger related proceedings.

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

The IBT subsequently requested additional time from the Company to complete the ISL and the parties agreed to a joint stipulation.  As a result, on April 24, 2020, the DC District Court issued an order modifying its March 31st order, providing that the nine-month timeframe to bargain for a new JCBA will be triggered on May 15, 2020 and that the IBT must produce the ISL by March 31, 2021.  Any remaining open issues will then be determined by binding interest arbitration pursuant to the merger provisions in the CBAs.  On April 28, 2020, the IBT and Local 2750 filed a Notice of Appeal of the DC District Court’s March 31st order, which remains in place pending appeal (the “March 31st Appeal”).

In connection with its opposition to application of the merger provisions, the IBT commenced lawsuits in the DC District Court seeking to vacate both arbitration awards.  On January 28, 2020, the DC District Court ruled in the Company’s favor, granting its motions to dismiss both of the IBT’s lawsuits.  On April 28, 2020, the IBT and Local 2750 filed a Notice of Appeal of the DC District Court’s January 28th orders, which remains in place pending appeal (the “January 28th Appeal”).

On June 8, 2020, the U.S. Court of Appeals for the District of Columbia Circuit (“DC Court of Appeals”) consolidated the January 28th Appeal and March 31st Appeal (collectively referred to as the “Consolidated Appeals”).  On August 12, 2020, the IBT filed a motion, which the Company agreed not to oppose, to hold the briefing schedule in abeyance in the Consolidated Appeals, stating the IBT had reached an agreement in principle for an ISL with the Atlas and Southern Air pilots, and that it expects to file a motion to dismiss the March 31st Appeal once the IBT has formalized the agreement for the ISL.  On August 14, 2020, the DC Court of Appeals granted the IBT’s unopposed motion and ordered the Consolidated Appeals be held in abeyance pending further order from the DC Court of Appeals and ordered the IBT and the Company to file status reports at 90-day intervals beginning November 12, 2020.

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

In late November 2017, the DC District Court granted the Company’s request to issue a preliminary injunction to stop an illegal work slowdown and require the IBT to meet its obligations under the Railway Labor Act. Specifically, the DC District Court ordered the IBT to stop “authorizing, encouraging, permitting, calling, engaging in, or continuing” any illegal pilot slowdown activities, which were intended to gain leverage in pilot contract negotiations with the Company.  In addition, the Court ordered the IBT to take affirmative action to prevent and to refrain from continuing any form of interference with the Company’s operations or any other concerted refusal to perform normal pilot operations consistent with its status quo obligations under the Railway Labor Act.  In December 2017, the IBT appealed the DC District Court’s decision to the DC Court of Appeals.  On July 5, 2019, the DC Court of Appeals, in a unanimous three judge panel, affirmed the DC District Court’s ruling and denied the IBT’s appeal.

On May 22, 2020, the IBT filed a motion to dismiss the Company’s action for a preliminary injunction, asserting the Company’s claim for injunctive relief was mooted by the DC District Court’s March 31, 2020 decision in a separate case enforcing the management grievance arbitration awards in the Company’s favor.  The Company filed an opposition to the IBT’s motion on June 22, 2020, and the IBT’s reply was filed on July 3, 2020.  The preliminary injunction remains in full force and effect pending the court’s decision.

In April 2020, the Company entered into Coronavirus Memorandum of Understandings (“MOU”) with both Local 2750 and Local 1224, providing for premium pay and enhanced benefits for pilots flying into covered areas designated by the Centers for Disease Control and Prevention (“CDC”) as Red Level 3 Travel Health Notices on its website at the time, as well as providing for an increased per diem and other additional safety measures related to COVID-19.  In August 2020, the CDC updated its Travel Health Notices, which affected covered areas eligible for premium pay and certain benefits under the MOU. Nonetheless, the Company has voluntarily offered to maintain the MOU, including all of the enhanced pay, per diem and benefits provided for therein, through December 31, 2020.

We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act and may incur additional administrative expenses associated with union representation of our employees.

Matters Related to Alleged Pricing Practices

In the Netherlands, Stichting Cartel Compensation, successor in interest to claims of various shippers, has filed suit in the district court in Amsterdam against British Airways, KLM, Martinair, Air France, Lufthansa and Singapore Airlines seeking recovery for damages purportedly arising from allegedly unlawful pricing practices of such defendants.  In response, British Airways, KLM, Martinair, Air France and Lufthansa filed third-party indemnification lawsuits against Polar Air Cargo, LLC (“Old Polar”), a consolidated subsidiary of the Company, and Polar, seeking indemnification in the event the defendants are found to be liable in the main proceedings.  Another defendant, Thai Airways, filed a similar indemnification claim.  Activities in the case have focused on various procedural issues and rulings, some of which are awaiting court decisions on appeal.  The ultimate outcome of the lawsuit is likely to be affected by a decision readopted by the European Commission in March 2017, finding EU competition law violations by British Airways, KLM, Martinair, Air France and Lufthansa, among others, but not Old Polar or Polar.  If the Company, Old Polar or

Polar were to incur an unfavorable outcome, such outcome may have a material adverse impact on our business, financial condition, results of operations or cash flows.  We are unable to reasonably estimate a range of possible loss for this matter at this time.

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $3.6 million in aggregate based on September 30, 2020 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  In the other case, we received an administrative decision in favor of the Brazil customs authorities and we are in the process of appealing this decision to the Brazil courts.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $3.0 million as of September 30, 2020 and $4.1 million as of December 31, 2019, and is included in Deferred costs and other assets.

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

	For the Three Months Ended		For the Nine Months Ended
Numerator:	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Income	$74,054	$59,974	$176,319	$117,132
Less: Unrealized gain on financial instruments, net of tax	-	-	-	(81,139)
Diluted Net Income	$74,054	$59,974	$176,319	$35,993

Denominator:
Basic EPS weighted average shares outstanding	26,135	25,854	26,077	25,814
Effect of dilutive warrants	237	-	82	1,010
Effect of dilutive restricted stock	247	-	97	85
Diluted EPS weighted average shares outstanding	26,619	25,854	26,256	26,909

Earnings per share:
Basic	$2.83	$2.32	$6.76	$4.54
Diluted	$2.78	$2.32	$6.72	$1.34

Antidilutive shares related to warrants issued in connection with our Convertible Notes and warrants issued to a customer that were out of the money and excluded from the calculation of diluted EPS were 15.6 million for the three and nine months ended September 30, 2020, and 15.3 million and 7.8 million for the three and nine months ended September 30, 2019, respectively.  Diluted shares reflect the potential dilution that could occur from restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and customer warrants in which performance or market conditions were not satisfied of 10.4 million for the three and nine months ended September 30, 2020 and 10.6 million for the three and nine months ended September 30, 2019.

14. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2018	$(3,841)	$9	$(3,832)
Reclassification to interest expense	1,012	-	1,012
Tax effect	(239)	-	(239)
Balance as of September 30, 2019	$(3,068)	$9	$(3,059)

Balance as of December 31, 2019	$(2,827)	$9	$(2,818)
Reclassification to interest expense	894	-	894
Tax effect	(202)	-	(202)
Balance as of September 30, 2020	$(2,135)	$9	$(2,126)

Interest Rate Derivatives

As of September 30, 2020, there was $2.8 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt.  Net realized losses reclassified into earnings were $0.3 million for the three months ended September 30, 2020 and 2019.  Net realized losses reclassified into earnings were $0.9 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively. Net realized losses expected to be reclassified into earnings within the next 12 months are $1.1 million as of September 30, 2020.

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

See “Business Overview” and “Business Strategy” in our 2019 Annual Report on Form 10-K for additional information.

Business Developments

In December 2019, COVID-19 was first reported in China and has since spread to many other regions of the world. In March 2020, COVID-19 was determined to be a global pandemic by the World Health Organization. During the first three quarters of 2020, this public health crisis disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in flight cancellations by our ACMI customers and lower AMC passenger flying as the military took precautionary measures to limit the movement of personnel, as well as increased operating costs.

Our Charter results for the first three quarters of 2020, compared with 2019 were significantly impacted by the reduction of available cargo capacity in the market and the disruption of global supply chains due to the COVID-19 pandemic resulting in significantly higher commercial charter cargo Yields, net of fuel. Due to this strong demand, we reactivated three 747-400BCF aircraft that had been temporarily parked and began Charter operations for a 777-200 freighter aircraft in our Dry Leasing business.  During the second and third quarters of 2020, we entered into several long-term charter programs with customers seeking to secure committed cargo capacity.  These long-term charter programs provide us with guaranteed revenue and include indexed fuel price adjustments to mitigate our exposure to fuel price volatility.

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

Our ACMI results for the first three quarters of 2020, compared with 2019, were also impacted by increased flying from the following:

•

In January 2019, we entered into an agreement to operate three incremental 747-400 freighters for Nippon Cargo Airlines on transpacific routes.  The first two aircraft entered service in April and August 2019, and the third aircraft entered service in October 2020.

•

In March 2019, we entered into agreements with Amazon, which include CMI operation of five 737-800 freighter aircraft and up to 15 additional aircraft by May 2021.  Between May and December 2019, we placed five aircraft into service.  Two additional 737-800 freighter aircraft entered service in September 2020, and a third aircraft entered service in October 2020.

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

Three Months Ended September 30, 2020 and 2019

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the three months ended September 30:

Segment Operating Fleet	2020	2019	Inc/(Dec)
ACMI*
747-8F Cargo	8.1	7.7	0.4
747-400 Cargo	13.0	18.3	(5.3)
747-400 Dreamlifter	2.7	3.5	(0.8)
777-200 Cargo	8.0	8.0	-
767-300 Cargo	23.0	25.0	(2.0)
767-200 Cargo	9.0	9.0	-
767-200 Passenger	1.0	1.0	-
737-800 Cargo	5.5	3.7	1.8
737-400 Cargo	0.8	5.0	(4.2)
Total	71.1	81.2	(10.1)

Charter
747-8F Cargo	1.9	2.2	(0.3)
747-400 Cargo	19.9	15.7	4.2
747-400 Passenger	5.0	4.1	0.9
777-200 Cargo	1.0	-	1.0
767-300 Cargo	1.0	-	1.0
767-300 Passenger	4.8	4.8	-
Total	33.6	26.8	6.8

Dry Leasing
777-200 Cargo	7.0	7.0	-
767-300 Cargo	21.0	21.0	-
757-200 Cargo	-	1.0	(1.0)
737-300 Cargo	1.0	1.0	-
737-800 Passenger	-	1.0	(1.0)
Total	29.0	31.0	(2.0)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(22.7)	(1.7)
Total Operating Average Aircraft Equivalents	112.7	116.3	(3.6)

Out-of-service**	1.0	1.0	-
*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service includes aircraft that are temporarily parked.

Block Hours	2020	2019	Inc/(Dec)	% Change
Total Block Hours***	90,528	79,310	11,218	14.1%

***	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended September 30 (in thousands):

	2020	2019	Inc/(Dec)	% Change
Operating Revenue
ACMI	$302,756	$289,024	$13,732	4.8%
Charter	470,835	324,046	146,789	45.3%
Dry Leasing	40,740	43,847	(3,107)	(7.1)%
Customer incentive asset amortization	(9,858)	(12,796)	(2,938)	(23.0)%
Other	5,413	4,418	995	22.5%
Total Operating Revenue	$809,886	$648,539

ACMI

	2020	2019	Inc/(Dec)	% Change
ACMI Block Hours	61,154	60,337	817	1.4%
ACMI Revenue Per Block Hour	$4,951	$4,790	$161	3.4%

ACMI revenue increased $13.7 million, or 4.8%, primarily due to an increase in Revenue per Block Hour and increased flying.  The increase in Revenue per Block Hour was primarily related to changes in customer flying. The increase in Block Hours flown was primarily driven by strong demand related to a reduction of available cargo capacity in the market and the disruption of global supply chains due to the COVID-19 pandemic, partially offset by the redeployment of 747-400 aircraft to Charter to support long-term charter programs with customers seeking to secure committed cargo capacity.

Charter

	2020	2019	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	23,333	12,717	10,616	83.5%
Passenger	4,486	5,425	(939)	(17.3)%
Total	27,819	18,142	9,677	53.3%

Charter Revenue Per Block Hour:
Cargo	$16,758	$16,745	$13	NM
Passenger	$17,792	$20,480	$(2,688)	(13.1)%
Charter	$16,925	$17,862	$(937)	(5.2)%

NM represents year-over-year changes that are not meaningful.

Charter revenue increased $146.8 million, or 45.3%, primarily due to increased flying, partially offset by a decrease in Revenue per Block Hour.  The increase in Charter Block Hours flown was primarily driven by increased demand for freighter aircraft reflecting a reduction of available cargo capacity in the market, the disruption of global supply chains due to the COVID-19 pandemic and our ability to increase aircraft utilization.   Due to this increased demand and to support long-term charter programs with customers seeking to secure committed cargo capacity, we redeployed 747-400 aircraft from ACMI and began operating a 777-200 freighter aircraft in our Dry Leasing business.  Revenue per Block Hour decreased primarily due to lower fuel costs, partially offset by higher commercial cargo Yields driven by the factors impacting commercial cargo demand noted above.

Dry Leasing

Dry Leasing revenue decreased $3.1 million, or 7.1%, primarily due to changes in leases and the disposition of certain nonessential Dry Leased aircraft during the first quarter of 2020.

Operating Expenses

The following table compares our Operating Expenses for the three months ended September 30 (in thousands):

	2020	2019	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$194,265	$145,987	$48,278	33.1%
Maintenance, materials and repairs	116,634	88,240	28,394	32.2%
Aircraft fuel	118,113	123,132	(5,019)	(4.1)%
Depreciation and amortization	65,595	62,499	3,096	5.0%
Travel	37,731	49,110	(11,379)	(23.2)%
Navigation fees, landing fees and other rent	42,870	32,270	10,600	32.8%
Passenger and ground handling services	36,266	34,453	1,813	5.3%
Aircraft rent	24,239	40,048	(15,809)	(39.5)%
Gain on disposal of aircraft	(163)	-	163	NM
Special charge	547	18,861	(18,314)	NM
Transaction-related expenses	490	324	166	51.2%
Other	54,107	54,494	(387)	(0.7)%
Total Operating Expenses	$690,694	$649,418

Salaries, wages and benefits increased $48.3 million, or 33.1%, primarily due to higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19, increased pay rates from our recent interim agreement with our pilots and increased flying.

Maintenance, materials and repairs increased $28.4 million, or 32.2%, primarily reflecting $22.9 million of increased Heavy Maintenance expense and $6.3 million of increased Line Maintenance expense. Heavy Maintenance expense on 747-400 aircraft increased $24.9 million primarily due to an increase in the number of engine overhauls, to take advantage of availability and opportunities for vendor pricing discounts, and an increase in the number of D Checks, partially offset by a decrease in the number of C Checks.  Line Maintenance expense increased primarily due to increased flying.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended September 30 were:

Heavy Maintenance Events	2020	2019	Inc/(Dec)
747-400 C Checks	2	4	(2)
767 C Checks	-	1	(1)
747-8F D Checks	1	2	(1)
747-8F C Checks	-	1	(1)
747-400 D Checks	2	-	2
CF6-80 engine overhauls	5	1	4
PW4000 engine overhauls	1	-	1

Aircraft fuel decreased $5.0 million, or 4.1%, primarily due to a decrease in the average fuel cost per gallon, partially offset by higher consumption related to increased Charter flying.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the three months ended September 30 were:

	2020	2019	Inc/(Dec)	% Change
Average fuel cost per gallon	$1.35	$2.27	$(0.92)	(40.5)%
Fuel gallons consumed (000s)	87,460	54,296	33,164	61.1%

Depreciation and amortization increased $3.1 million, or 5.0%, primarily due to an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements) and an increase in the scrapping of rotable parts.  Partially offsetting these increases was a reduction in depreciation related to the 747-400 freighter asset group that was written down during the fourth quarter of 2019, and certain spare CF6-80 engines and aircraft that were classified as held for sale during the fourth quarter of 2019.

Travel decreased $11.4 million, or 23.2%, primarily due to decreased rates and travel related to the impact of the COVID-19 pandemic, partially offset by an increase in flying.

Navigation fees, landing fees and other rent increased $10.6 million, or 32.8%, primarily due to increased flying.

Passenger and ground handling services increased $1.8 million, or 5.3%, primarily due to increased cargo flying, partially offset by a decrease in passenger flying.

Aircraft rent decreased $15.8 million, or 39.5%, primarily due to a reduction in the amortization of operating lease right-of-use assets related to the 747-400 freighter asset group that was written down during the fourth quarter of 2019.

Special charge in 2019 primarily represented a $18.9 million impairment loss for four CF6-80 engines to be disposed of and the permanent parking of two 737-400 passenger aircraft used for training purposes. See Note 7 to our Financial Statements for additional discussion. We may sell additional flight equipment, which could result in additional charges in future periods.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended September 30 (in thousands):

	2020	2019	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(225)	$(653)	$(428)	(65.5)%
Interest expense	28,524	30,117	(1,593)	(5.3)%
Capitalized interest	(203)	(853)	(650)	(76.2)%
Loss on early extinguishment of debt	7	559	(552)	NM
Unrealized loss (gain) on financial instruments	43,604	(83,175)	(126,779)	(152.4)%
Other (income) expense, net	(62,689)	1,434	64,123	NM

Unrealized loss (gain) on financial instruments represents the change in fair value of a customer warrant liability (see Note 5 to our Financial Statements) primarily due to changes in our common stock price.

Other (income) expense, net increased $64.1 million primarily due to CARES Act grant income of $64.2 million (see Note 3 to our Financial Statements).

Income taxes.  The income tax expense for the three months ended September 30, 2020 differed from tax at the U.S. statutory rate primarily due to $9.6 million of nondeductible changes in the fair value of a customer warrant liability (see Note 5 to our Financial Statements).  The income tax benefit for the three months ended September 30, 2019 differed from tax at the U.S. statutory rate primarily due to $18.2 million of nontaxable changes in the fair value of a customer warrant liability.

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended September 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2020	2019	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$42,822	$33,401	$9,421	28.2%
Charter	136,619	36,339	100,280	276.0%
Dry Leasing	9,627	12,028	(2,401)	(20.0)%
Total Direct Contribution	$189,068	$81,768	$107,300	131.2%

Unallocated expenses and (income), net	$34,409	$93,507	$(59,098)	(63.2)%

ACMI Segment

ACMI Direct Contribution increased $9.4 million, or 28.2%, primarily due to increased aircraft utilization reflecting the strong demand from our customers, and a reduction in aircraft rent and depreciation.  Partially offsetting these improvements were higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19 and increased pay rates resulting from our recent interim agreement with our pilots.  In addition, ACMI Direct Contribution reflected higher heavy maintenance, including additional engine overhauls to take advantage of availability and opportunities for vendor pricing discounts, and the redeployment of 747-400 aircraft to Charter to support long-term charter programs with customers seeking to secure committed cargo capacity.

Charter Segment

Charter Direct Contribution increased $100.3 million, primarily due to an increase in commercial cargo Yields, net of fuel, and demand reflecting a reduction of available capacity in the market, the disruption of global supply chains due to the COVID-19 pandemic and our ability to increase aircraft utilization.  Charter Direct Contribution also benefited from a reduction in aircraft rent and depreciation, the redeployment of 747-400 aircraft from ACMI and the operation of a 777-200 freighter aircraft in our Dry Leasing business.  Partially offsetting these improvements were higher heavy maintenance, including additional engine overhauls to take advantage of availability and opportunities for vendor pricing discounts.  In addition, Charter Direct Contribution reflected higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19 and increased pay rates resulting from our recent interim agreement with our pilots.

Dry Leasing Segment

Dry Leasing Direct Contribution decreased $2.4 million, or 20.0%, primarily due to a reduction in revenue related to changes in leases and the disposition of certain nonessential Dry Leased aircraft during the first quarter of 2020.

Unallocated expenses and (income), net

Unallocated expenses and (income), net decreased $59.1 million, or 63.2%, primarily due to CARES Act grant income.

Nine Months Ended September 30, 2020 and 2019

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the nine months ended September 30:

Segment Operating Fleet	2020	2019	Inc/(Dec)
ACMI*
747-8F Cargo	8.6	8.3	0.3
747-400 Cargo	13.0	18.1	(5.1)
747-400 Dreamlifter	2.7	3.6	(0.9)
777-200 Cargo	8.0	6.8	1.2
767-300 Cargo	23.6	25.2	(1.6)
767-200 Cargo	9.0	9.0	-
767-200 Passenger	1.0	1.0	-
737-800 Cargo	5.2	1.8	3.4
737-400 Cargo	3.5	5.0	(1.5)
Total	74.6	78.8	(4.2)

Charter
747-8F Cargo	1.3	1.6	(0.3)
747-400 Cargo	19.2	15.3	3.9
747-400 Passenger	5.0	4.0	1.0
777-200 Cargo	0.5	-	0.5
767-300 Cargo	0.4	-	0.4
767-300 Passenger	4.8	4.9	(0.1)
Total	31.2	25.8	5.4

Dry Leasing
777-200 Cargo	7.0	7.3	(0.3)
767-300 Cargo	21.0	21.2	(0.2)
757-200 Cargo	0.2	1.0	(0.8)
737-300 Cargo	1.0	1.0	-
737-800 Passenger	0.2	1.0	(0.8)
Total	29.4	31.5	(2.1)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(23.1)	(2.1)
Total Operating Average Aircraft Equivalents	114.2	113.0	1.2

Out-of-service**	2.7	0.7	2.0
*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service includes aircraft that are either temporarily parked or held for sale.
Block Hours	2020	2019	Inc/(Dec)	% Change
Total Block Hours***	248,742	236,651	12,091	5.1%
***	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the nine months ended September 30 (in thousands):

	2020	2019	Inc/(Dec)	% Change
Operating Revenue
ACMI	$873,451	$902,869	$(29,418)	(3.3)%
Charter	1,296,011	944,839	351,172	37.2%
Dry Leasing	123,572	157,328	(33,756)	(21.5)%
Customer incentive asset amortization	(28,414)	(26,018)	2,396	9.2%
Other	14,021	13,122	899	6.9%
Total Operating Revenue	$2,278,641	$1,992,140

ACMI

	2020	2019	Inc/(Dec)	% Change
ACMI Block Hours	175,064	182,060	(6,996)	(3.8)%
ACMI Revenue Per Block Hour	$4,989	$4,959	$30	NM

ACMI revenue decreased $29.4 million, or 3.3%, primarily due to decreased flying.  The decrease in Block Hours flown was primarily driven by the redeployment of 747-400 aircraft to Charter to support long-term charter programs with customers seeking to secure committed cargo capacity, partially offset by an increase in CMI flying and aircraft utilization.  In addition, Block Hours were negatively impacted from flight cancellations by certain of our ACMI customers caused by the COVID-19 pandemic.  Revenue per Block Hour was relatively unchanged.

Charter

	2020	2019	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	57,749	37,084	20,665	55.7%
Passenger	12,320	15,379	(3,059)	(19.9)%
Total	70,069	52,463	17,606	33.6%

Charter Revenue Per Block Hour:
Cargo	$18,560	$17,379	$1,181	6.8%
Passenger	$18,199	$19,530	$(1,331)	(6.8)%
Charter	$18,496	$18,010	$486	2.7%

Charter revenue increased $351.2 million, or 37.2%, primarily due to increased flying and an increase in Revenue per Block Hour.  The increase in Charter Block Hours flown was primarily driven by increased demand for freighter aircraft reflecting a reduction of available cargo capacity in the market, the disruption of global supply chains due to the COVID-19 pandemic and our ability to increase aircraft utilization.  Due to this increased demand and to support long-term charter programs with customers seeking to secure committed cargo capacity, we redeployed 747-400 aircraft from ACMI and began operation of a 777-200 freighter aircraft in our Dry Leasing business.  Partially offsetting these improvements was lower AMC passenger flying for 747-400 aircraft as the U.S. military took precautionary measures to limit the movement of military personnel. Revenue per Block Hour increased primarily due to higher commercial cargo Yields driven by the factors impacting commercial cargo demand noted above, partially offset by a reduction in passenger charter Revenue per Block Hour related to a decrease in higher-yielding 747-400 flying for the AMC and lower fuel costs.

Dry Leasing

Dry Leasing revenue decreased $33.8 million, or 21.5%, primarily due to $22.3 million of revenue in 2019 from maintenance payments related to the scheduled return of a 777-200 freighter aircraft, changes in leases and the disposition of certain nonessential Dry Leased aircraft during the first quarter of 2020.

Operating Expenses

The following table compares our Operating Expenses for the nine months ended September 30 (in thousands):

	2020	2019	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$534,600	$432,911	$101,689	23.5%
Maintenance, materials and repairs	379,086	305,331	73,755	24.2%
Aircraft fuel	309,673	351,611	(41,938)	(11.9)%
Depreciation and amortization	189,005	190,669	(1,664)	(0.9)%
Travel	114,749	140,513	(25,764)	(18.3)%
Navigation fees, landing fees and other rent	109,909	110,468	(559)	(0.5)%
Passenger and ground handling services	98,355	97,138	1,217	1.3%
Aircraft rent	72,522	122,271	(49,749)	(40.7)%
Gain on disposal of aircraft	(6,878)	-	6,878	NM
Special charge	16,481	22,130	(5,649)	(25.5)%
Transaction-related expenses	2,286	3,585	(1,299)	(36.2)%
Other	157,929	160,548	(2,619)	(1.6)%
Total Operating Expenses	$1,977,717	$1,937,175

Salaries, wages and benefits increased $101.7 million, or 23.5%, primarily due to higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19, increased pay rates from our recent interim agreement with our pilots and increased flying.

Maintenance, materials and repairs increased by $73.8 million, or 24.2%, primarily reflecting $73.5 million of increased Heavy Maintenance expense.  Heavy Maintenance expense on 747-400 aircraft increased $65.8 million primarily due to an increase in the number of engine overhauls, to take advantage of availability and opportunities for vendor pricing discounts, and an increase in the number of D Checks.  Heavy Maintenance expense on 747-8F aircraft increased $5.8 million primarily due to an increase in the number of D Checks, partially offset by a reduction in the number of C Checks.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the nine months ended September 30 were:

Heavy Maintenance Events	2020	2019	Inc/(Dec)
747-8F C Checks	-	3	(3)
747-400 C Checks	13	15	(2)
767 C Checks	6	3	3
747-8F D Checks	4	3	1
747-400 D Checks	6	1	5
CF6-80 engine overhauls	18	10	8
PW4000 engine overhauls	2	-	2

Aircraft fuel decreased $41.9 million, or 11.9%, primarily due to a decrease in the average fuel cost per gallon, partially offset by higher consumption related to increased Charter flying.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the nine months ended September 30 were:

	2020	2019	Inc/(Dec)	% Change
Average fuel cost per gallon	$1.42	$2.29	$(0.87)	(38.0)%
Fuel gallons consumed (000s)	217,507	153,764	63,743	41.5%

Depreciation and amortization decreased $1.7 million, or 0.9%, primarily due to a reduction in depreciation related to the 747-400 freighter asset group that was written down during the fourth quarter of 2019, and certain spare CF6-80 engines and aircraft that were classified as held for sale during the fourth quarter of 2019.  Partially offsetting these decreases was an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Travel decreased $25.8 million, or 18.3%, primarily due to decreased rates and travel related to the impact of the COVID-19 pandemic, partially offset by an increase in flying.

Aircraft rent decreased $49.7 million, or 40.7%, primarily due to a reduction in the amortization of operating lease right-of-use assets related to the 747-400 freighter asset group that was written down during the fourth quarter of 2019.

Gain on disposal of aircraft in 2020 represented a net gain of $6.9 million from the sale of certain nonessential assets that were classified as held for sale during the fourth quarter of 2019 (see Note 7 to our Financial Statements).

Special charge in 2020 represented a $16.5 million impairment charge related to fair value adjustments for assets held for sale, including spare engines and 737-400 passenger aircraft for training purposes. Special charge in 2019 primarily represented a $19.6 million impairment loss for four CF6-80 engines to be disposed of and the permanent parking of two 737-400 passenger aircraft used for training purposes. See Note 7 to our Financial Statements for additional discussion. We may sell additional flight equipment, which could result in additional charges in future periods.

Transaction-related expenses in 2020 primarily related to professional fees in support of the Payroll Support Program under the CARES Act (see Note 3 to our Financial Statements).  Transaction-related expenses in 2019 primarily related to professional fees for a customer transaction with warrants (see Note 5 to our Financial Statements).

Other decreased $2.6 million or 1.6%, primarily due to a reduction in commission expense related to decreased revenue from the AMC.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the nine months ended September 30 (in thousands):

	2020	2019	Inc/(Dec)	% Change
Non-operating (Income) Expenses
Interest income	$(929)	$(3,975)	$(3,046)	(76.6)%
Interest expense	86,749	90,515	(3,766)	(4.2)%
Capitalized interest	(528)	(1,943)	(1,415)	(72.8)%
Loss on early extinguishment of debt	81	804	(723)	(89.9)%
Unrealized loss (gain) on financial instruments	73,351	(78,900)	152,251	(193.0)%
Other (income) expense, net	(112,081)	(596)	111,485	NM

Unrealized loss (gain) on financial instruments represents the change in fair value of a customer warrant liability (see Note 5 to our Financial Statements) primarily due to changes in our common stock price.

Other (income) expense, net increased $111.5 million primarily due to CARES Act grant income of $84.4 million (see Note 3 to our Financial Statements) and a $32.9 million refund of aircraft rent paid in previous years.

Income taxes.  The income tax expense for the nine months ended September 30, 2020 differed from tax at the U.S. statutory rate primarily due to $16.0 million of nondeductible changes in the fair value of a customer warrant liability (see Note 5 to our Financial Statements).  The income tax benefit for the nine months ended September 30, 2019 differed from tax at the U.S. statutory rate primarily due to $59.8 million of tax benefits related to the favorable completion of an IRS examination of our 2015 income tax return, and to a lesser extent, $17.3 million of nontaxable changes in the fair value of a customer warrant liability.

Segments

The following table compares the Direct Contribution for our reportable segments for the nine months ended September 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2020	2019	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$109,624	$114,048	$(4,424)	(3.9)%
Charter	373,371	79,554	293,817	NM
Dry Leasing	30,046	58,646	(28,600)	(48.8)%
Total Direct Contribution	$513,041	$252,248	$260,793	103.4%

Unallocated expenses and (income), net	$173,439	$255,569	$(82,130)	(32.1)%

ACMI Segment

ACMI Direct Contribution decreased $4.4 million, or 3.9%, primarily due to higher heavy maintenance, including additional engine overhauls to take advantage of availability and opportunities for vendor pricing discounts.  In addition, ACMI Direct Contribution reflected higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19 and increased pay rates from our recent interim agreement with our pilots. We also redeployed 747-400 aircraft to Charter to support long-term Charter programs with customers seeking to secure committed cargo capacity.  Partially offsetting these items was an increase in CMI flying, a reduction in aircraft rent and depreciation and an increase in aircraft utilization.

Charter Segment

Charter Direct Contribution increased $293.8 million primarily due to an increase in commercial cargo Yields, net of fuel, and demand reflecting a reduction of available capacity in the market, the disruption of global supply chains due to the COVID-19 pandemic and our ability to increase aircraft utilization.  Charter Direct Contribution also benefited from a reduction in aircraft rent and depreciation, the redeployment of 747-400 aircraft from ACMI and the operation of a 777-200 freighter aircraft in our Dry Leasing business.  Partially offsetting these improvements were higher heavy maintenance, including additional engine overhauls to take advantage of availability and opportunities for vendor pricing discounts, and lower passenger demand from the AMC as the COVID-19 pandemic disrupted the movement of military personnel.  In addition, Charter Direct Contribution reflected higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19 and increased pay rates resulting from our recent interim agreement with our pilots.

Dry Leasing Segment

Dry Leasing Direct Contribution decreased $28.6 million, or 48.8%, primarily due to $22.3 million of revenue in 2019 from maintenance payments related to the scheduled return of a 777-200 freighter aircraft, changes in leases and the disposition of certain nonessential Dry Leased aircraft during the first quarter of 2020.

Unallocated expenses and (income), net

Unallocated expenses and (income), net decreased $82.1 million, or 32.1%, primarily due to CARES Act grant income.

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

The following is a reconciliation of Net Income and Diluted EPS to the corresponding non-GAAP financial measures (see Note 13 to our Financial Statements for the calculation of Diluted EPS) (in thousands, except per share data):

	For the Three Months Ended
	September 30, 2020	September 30, 2019	Percent Change

Net Income	$74,054	$59,974	23.5%
Impact from:
CARES Act grant income (a)	(64,211)	-
Customer incentive asset amortization	9,858	12,796
Special charge	547	18,861
Leadership transition costs	2,176	2,852
Noncash expenses and income, net (b)	4,527	4,696
Unrealized loss (gain) on financial instruments	43,604	(83,175)
Other, net (c)	462	2,371
Income tax effect of reconciling items	11,731	(8,859)
Adjusted Net Income	$82,748	$9,516	NM

Weighted average diluted shares outstanding	26,619	25,854
Add: dilutive warrant (d)	2,478	-
Adjusted weighted average diluted shares outstanding	29,097	25,854
Adjusted Diluted EPS	$2.84	$0.37	NM

	For the Nine Months Ended
	September 30, 2020	September 30, 2019	Percent Change

Net Income	$176,319	$117,132	50.5%
Impact from:
CARES Act grant income (a)	(84,378)	-
Customer incentive asset amortization	28,414	26,018
Special charge	16,481	22,130
Leadership transition costs	5,933	3,393
Noncash expenses and income, net (b)	13,372	13,743
Unrealized loss (gain) on financial instruments	73,351	(78,900)
Other, net (c)	(3,845)	4,653
Income tax effect of reconciling items	10,170	(12,540)
Special tax item (e)	-	(54,272)
Adjusted Net Income	$235,817	$41,357	NM

Weighted average diluted shares outstanding	26,256	26,909
Add: dilutive warrant (d)	826	-
Adjusted weighted average diluted shares outstanding	27,082	26,909
Adjusted Diluted EPS	$8.71	$1.54	NM

	For the Three Months Ended
	September 30, 2020	September 30, 2019	Percent Change

Net Income	$74,054	$59,974	23.5%
Interest expense, net	28,096	28,611
Depreciation and amortization	65,595	62,499
Income tax expense (benefit)	36,120	(8,282)
EBITDA	203,865	142,802
CARES Act grant income (a)	(64,211)	-
Customer incentive asset amortization	9,858	12,796
Special charge	547	18,861
Leadership transition costs	2,176	2,852
Unrealized loss (gain) on financial instruments	43,604	(83,175)
Other, net (c)	462	1,474
Adjusted EBITDA	$196,301	$95,610	105.3%

	For the Nine Months Ended
	September 30, 2020	September 30, 2019	Percent Change

Net Income	$176,319	$117,132	50.5%
Interest expense, net	85,292	84,597
Depreciation and amortization	189,005	190,669
Income tax expense (benefit)	77,962	(68,072)
EBITDA	528,578	324,326
CARES Act grant income (a)	(84,378)	-
Customer incentive asset amortization	28,414	26,018
Special charge	16,481	22,130
Leadership transition costs	5,933	3,393
Unrealized loss (gain) on financial instruments	73,351	(78,900)
Other, net (c)	(3,845)	3,156
Adjusted EBITDA	$564,534	$300,123	88.1%

(a)	CARES Act grant income in 2020 related to income associated with the Payroll Support Program (see Note 3 to our Financial Statements).
(b)	Noncash expenses and income, net in 2020 and 2019 primarily related to amortization of debt discount on the convertible notes (see Note 8 to our Financial Statements).
(c)

Other, net in 2020 primarily related to a $6.9 million net gain on the sale of aircraft, costs associated with the Payroll Support Program (see Note 3 to our Financial Statements), costs associated with the refinancing of debt, costs associated with our acquisition of Southern Air and accrual for legal matters and professional fees.  Other, net in 2019 primarily related to a net insurance recovery, loss on early extinguishment of debt, unique training aircraft costs required for a customer contract and costs associated with a customer transaction with warrants (see Note 5 to our Financial Statements), costs associated with our acquisition of Southern Air and accrual for legal matters and professional fees.

(d)

Dilutive warrants in 2020 represented potentially dilutive common shares related to vested warrants issued to a customer (see Note 5 to our Financial Statements).  These warrants are excluded from Diluted EPS prepared in accordance with GAAP when they would have been antidilutive.

(e)	Special tax item in 2019 represented income tax benefits from the completion of the 2015 IRS examination that are not related to ongoing operations (see Note 9 to our Financial Statements).

Liquidity and Capital Resources

The most significant liquidity events during the first three quarters of 2020 were as follows:

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

In May 2020, we entered into the PSP Agreement with the U.S. Treasury that provided us with payroll support funding in three installments through July 2020 totaling $406.8 million, of which $207.0 million is in the form of direct payroll support and $199.8 million is in the form of the Promissory Note.  The Promissory Note is due in May 2030 and bears interest on the outstanding principal amount at a rate equal to 1.00% per annum until the fifth anniversary of the PSP Closing Date and the applicable Secured Overnight Financing Rate (“SOFR”) plus 2.00% per annum thereafter (see Note 3 to our Financial Statements).

In August 2020, we borrowed $22.9 million related to GEnx engine performance upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 0.95%.

Operating Activities. Net cash provided by operating activities was $782.7 million for the first three quarters of 2020, which primarily reflected Net Income of $176.3 million, noncash adjustments of $240.8 million for Depreciation and amortization, $75.3 million for Deferred taxes and $73.4 million for Unrealized loss on financial instruments, a $208.1 million increase in Accounts payable, accrued liabilities and other liabilities, and a $23.1 million decrease in Accounts receivable, partially offset by a $39.8 million increase in Prepaid expenses, current assets and other assets.  Net cash provided by operating activities was $193.3 million for the first three quarters of 2019, which primarily reflected Net Income of $117.1 million, noncash adjustments of $241.3 million for Depreciation and amortization, $78.9 million for Unrealized gain on financial instruments and $68.6 million for Deferred taxes and a $11.0 million increase in Accounts payable, accrued liabilities and other liabilities, partially offset by a $69.3 million increase in Prepaid expenses, current assets and other assets.

Investing Activities. Net cash used for investing activities was $101.4 million for the first three quarters of 2020, consisting primarily of $102.8 million of payments for flight equipment and modifications and $45.1 million of payments for core capital expenditures, excluding flight equipment, partially offset by $45.7 million of proceeds from the disposal of aircraft. Payments for flight equipment and modifications during the first three quarters of 2020 were primarily related to spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2020 were funded through working capital and the financings discussed above.  Net cash used for investing activities was $208.8 million for the first three quarters of 2019, consisting primarily of $153.7 million of payments for flight equipment and modifications and $107.6 million of core capital expenditures, excluding flight equipment, partially offset by $38.1 million of proceeds from insurance.  Payments for flight equipment and modifications during the first three quarters of 2019 were primarily related to 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.

Financing Activities. Net cash used for financing activities was $65.4 million for the first three quarters of 2020, which primarily reflected $353.8 million of payments on debt, $175.0 million of payments on our revolving credit facility and $14.4 million in payments of maintenance reserves, partially offset by $401.4 million from debt issuance and $75.0 million of proceeds from our revolving credit facility.  Net cash used for financing activities was $136.5 million for the first three quarters of 2019, which primarily reflected $273.1 million of payments on debt, including a $66.2 million repayment of three term loans, and $9.3 million related to treasury shares withheld for payment of taxes, partially offset by $93.7 million from debt issuance and $50.0 million of proceeds from our revolving credit facility.

In response to the COVID-19 pandemic, we have significantly reduced nonessential employee travel, reduced the use of contractors, limited ground staff hiring, implemented a number of other cost reduction initiatives and taken actions to increase liquidity and strengthen our financial position, including participation in the Payroll Support Program and deferral of the payment of the employer portion of social security taxes as provided for under the CARES Act.  In connection with our participation in the Payroll Support Program, we agreed not to repurchase shares in the open market of, or make dividend payments with respect to, our common stock through September 30, 2021. We consider Cash and cash equivalents (excluding Payroll Support Program proceeds to be used exclusively for the payment of certain employee wages, salaries and benefits of the PSP Recipients), Net cash provided by operating activities and availability under our revolving credit facility to be sufficient to meet our debt and lease obligations, and to fund committed and core capital expenditures for the remainder of 2020.  Commitments to acquire engines are approximately $95.0 million. Core capital expenditures for the remainder of 2020 are expected to range between $25.0 to $35.0 million, which excludes flight equipment and capitalized interest.

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

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2020.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Form 10-Q for the period ended June 30, 2020.  Many of such factors are beyond AAWW’s control and are difficult to predict.  As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements.  Such forward-looking statements speak only as of the date of this report.  AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law and expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the nine months ended September 30, 2020.  For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2019 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of September 30, 2020.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended September 30, 2020, the information required in response to this Item is set forth in Note 12 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

Except for the risk factor disclosed in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which is hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes in the Company’s risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

*

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) Consolidated Statements of Stockholders’ Equity as of and for the three and nine months ended September 30, 2020 and 2019 and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: November 5, 2020	/s/ John W. Dietrich
John W. Dietrich
President and Chief Executive Officer

Dated: November 5, 2020	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer