Form 10-K
period 2020-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2021-02-18
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒ No   ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing price of Common Stock as reported on The NASDAQ Global Select Market as of June 30, 2020 was approximately $810.9 million.  As of February 12, 2021, there were 28,797,747 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), as well as other reports, releases and written and oral communications issued or made from time to time by or on behalf of Atlas Air Worldwide Holdings, Inc. (“AAWW”), contain statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Those statements are based on management’s beliefs, plans, expectations and assumptions, and on information currently available to management.  Generally, the words “will,” “may,” “should,” “could,” “would,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “project,” “estimate” and similar expressions used in this Report that do not relate to historical facts are intended to identify forward-looking statements.

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

We are a leading global provider of outsourced aircraft and aviation operating services.  We operate the world’s largest fleet of 747 freighters and provide customers a broad array of 747, 777, 767 and 737 aircraft for domestic, regional and international cargo and passenger operations.  We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale.  Our customers include express delivery providers, e-commerce retailers, the U.S. military, charter brokers, freight forwarders, direct shippers, airlines, manufacturers, sports teams and fans, and private charter customers.  We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

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

We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry.  The relative operating cost efficiency of our current 747-8F, 747-400F and 777-200LRF aircraft, including their superior fuel efficiency, range, capacity and loading capabilities, creates a compelling value proposition for our customers and positions us well in the markets we operate.  Our fleet of 767-300 freighter aircraft, in addition to our 737 freighter aircraft, are well suited for regional and domestic operations.

We are focused on the further enhancement of all our services.  We are currently the only operator offering 747-8 freighter aircraft under ACMI and CMI agreements, and we have the flexibility to expand our fleet in response to market conditions.  In January 2021, we signed an agreement with The Boeing Company (“Boeing”) for the purchase of four new 747-8F aircraft.  The aircraft are expected to be delivered from May 2022 through October 2022.  We believe that our current fleet represents one of the most efficient, reliable freighter fleets in the market.  Our primary placement for our 747-8F, 747-400F and 777-200LRF aircraft continues to be long-term contracts with high-credit-quality customers.

COVID-19 Pandemic

In December 2019, COVID-19 was first reported in China and has since spread to most other regions of the world.  In March 2020, it was determined to be a global pandemic by the World Health Organization. The U.S. Department of Homeland Security stated that transportation is an essential critical infrastructure sector, which includes all aviation workers.  We play an important role in facilitating the movement of essential goods around the world during this challenging time, including the delivery of vaccines and other pharmaceuticals, medical equipment, personal protection equipment (“PPE”), education supplies, food and other daily necessities.

During 2020, this public health crisis disrupted global manufacturing, supply chains, passenger travel and consumer spending.  This disruption led to a reduction of available cargo capacity in the market provided by passenger airlines resulting in significantly higher commercial charter cargo Yields, net of fuel.  Due to this strong demand, we reactivated four 747-400BCF aircraft that had been temporarily parked and began Charter operations using a 777-200 freighter aircraft previously in our Dry Leasing business.  During 2020, we entered into numerous long-term Charter programs with customers seeking to secure committed cargo capacity.

Safety is our top priority.  We are closely monitoring the COVID-19 pandemic and taking numerous precautions to ensure the safety of our operations around the world, including:

•	implementing frequent deep cleaning of all aircraft and facilities;
•	providing full safety kits for each crewmember and all aircraft;
•	adjusting routes to limit exposure to regions significantly impacted by the COVID-19 pandemic;
•	implementing significant workforce testing, social distancing and protection measures at all of our facilities; and
•	having employees who can work remotely do so based on local conditions.

For more information about the COVID-19 pandemic and its effect on our business, results of operations and financial condition, see Item 1A, (“Risk Factors”) and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Report.

AAWW was incorporated in Delaware in 2000. Our principal executive offices are located at 2000 Westchester Avenue, Purchase, New York 10577, and our telephone number is (914) 701-8000.

Operations

Introduction.  Our business is organized into three operating segments based on our service offerings: ACMI, Charter and Dry Leasing.  All segments are directly or indirectly engaged in the business of air transportation services but have different commercial and economic characteristics.  Each operating segment is separately reviewed by our chief operating decision maker to assess operating results and make resource allocation decisions.  Additional information regarding our reportable segments can be found in Note 13 to the Financial Statements.

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

All of our ACMI and CMI contracts provide that the aircraft remain under our exclusive operating control, possession and direction at all times.  These contracts further provide that both the contracts and the routes to be operated may be subject to prior and periodic approvals of the U.S. or foreign governments.  The original length of these contracts generally ranges from two to seven years, although we do offer contracts of shorter or longer duration.  In addition, we also operate short-term ACMI cargo and passenger services.

Charter. Our Charter business primarily provides full planeload cargo and passenger aircraft to customers including the AMC, brokers, freight forwarders, direct shippers, airlines, e-commerce retailers, manufacturers, sports teams and fans, and private charter customers.  Charter contracts are for one or more flights based on a specific origin and destination.  During 2020, we expanded our long-term Charter programs, which provide us with guaranteed revenue and include indexed fuel price adjustments to mitigate our exposure to fuel price volatility. The original length of long-term charter program contracts generally ranges from one to three years.  Atlas also provides limited airport-to-airport cargo services to select markets, including several cities in South America.  In addition, we occasionally earn revenue on subcontracted Charter flights.  Atlas typically bears all direct operating costs for both cargo and passenger charters, which include fuel, insurance, landing and navigation fees, and most other operational fees and costs.

Dry Leasing. Our Dry Leasing business provides aircraft and engines to customers, including some CMI customers, for compensation that is typically based on a fixed monthly amount (a “Dry Lease”).  This business is operated by Titan, which is principally a cargo aircraft dry lessor, but also owns and manages aviation assets such as engines and related equipment.  In addition, Titan also markets its expertise in passenger-to-freighter conversions and other aviation-related technical services.  Our Dry Leasing portfolio diversifies our business mix and enhances our predictable, long-term revenue and earnings streams.

Other Revenue.  Other revenue includes administrative and management support services and flight simulator training.

Dry Leasing Joint Venture

In December 2019, we entered into an agreement with investment funds managed by Bain Capital Credit, LP (collectively “Bain Capital”) to form a joint venture, Titan Aircraft Investments Ltd (“TAI”), to develop a diversified freighter aircraft Dry Leasing portfolio with an anticipated value of approximately $1.0 billion.  TAI is a long-term joint venture that aims to capitalize on demand for cargo aircraft, underpinned by robust e-commerce and express market growth.  Under the joint venture, Bain Capital and Titan have committed to provide $360.0 million and $40.0 million of equity capital, respectively, which may be supplemented with additional commitments over time, to acquire aircraft over the next several years.  Titan is also providing aircraft- and lease-management services to the venture.

In November 2020, TAI completed the acquisition of its first freighter aircraft, a 777-200 LRF, under a sale-leaseback transaction with us.  In addition, TAI entered into a $300.0 million warehouse financing facility and a separate $200.0 million bridge financing facility. The warehouse facility provides debt capital to finance the acquisition of freighter aircraft for Dry Lease and the bridge facility provides debt capital to finance passenger-to-freighter aircraft conversions.

DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”) holds a 49% equity interest and a 25% voting interest in Polar (see Note 4 to our Financial Statements).  AAWW owns the remaining 51% equity interest and 75% voting interest.  Under a 20-year blocked space agreement that expires in 2027 (the “BSA”), Polar provides air cargo capacity to DHL. Atlas and Polar also have a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate with the opportunity for performance premiums that escalate annually.  Under the flight services agreement, Atlas provides Polar with crew, maintenance and insurance for the aircraft.  Under separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. Deutsche Post AG ("DP") has guaranteed DHL’s (and Polar’s) obligations under the various agreements described above.  AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates.  Collectively, these agreements are referred to in this Report as the “DHL Agreements”. The DHL Agreements provide us with a minimum guaranteed annual revenue stream from aircraft that have been placed in service with Polar for DHL and other customers’ freight over the life of the agreements.  DHL provides financial support and also assumes the risks and rewards of the operations of Polar.

Combined with Polar, we provide ACMI, CMI, Charter and Dry Leasing services to support DHL’s transpacific-express, North American, intra-Asian, and global networks.  In addition, we fly between the Asia Pacific region, the Middle East and Europe on behalf of DHL and other customers.  Atlas also provides incremental charter capacity to Polar and DHL from time to time.  See Note 4 to our Financial Statements for a further discussion of our relationship with Polar.

The following table summarizes the aircraft types and services provided to Polar and DHL as of December 31, 2020:

Aircraft	Service	Total
747-8F	ACMI	6
747-400F	ACMI	3
777-200LRF	CMI	6
777-200LRF	CMI and Dry Leasing	2
777-200LRF	Dry Leasing	2
767-300	CMI and Dry Leasing	2
767-300	CMI	2
767-200	CMI	7
Total		30

Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involve, among other things, CMI operation of Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we provide CMI services using Boeing 737-800 freighter aircraft provided by Amazon.  The 737-800 CMI operations have a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).

In conjunction with these agreements, we granted Amazon warrants providing the right to acquire shares of our common stock. See Note 8 to our Financial Statements for a discussion of these agreements with Amazon.

The following table summarizes the freighter aircraft types and services provided to Amazon as of December 31, 2020:

Aircraft	Service	Total
767-300	CMI and Dry Leasing	17
767-300	Dry Leasing	2
737-800	CMI	8
Total		27

Sales and Marketing

We have regional sales offices in various locations around the world that cover the Americas, Asia Pacific, Europe, Africa and Middle East regions.  These offices market our ACMI, CMI and Dry Leasing services to express delivery providers, e-commerce retailers, airlines and freight forwarders.  They also market our cargo and passenger Charter services to charter brokers, the U.S. military, freight forwarders, direct shippers, airlines and manufacturers.

Fuel

Historically, aircraft fuel is one of the most significant expenses for us.  During 2020, 2019 and 2018, fuel costs represented 16.2%, 15.1%, and 19.5%, respectively, of our total operating expenses.  Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues, supply and demand, which we can neither control nor accurately predict.

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

In the past, we have not experienced significant difficulties with respect to fuel availability.  Although we do not currently anticipate a significant reduction in the availability of aircraft fuel, a number of factors, such as geopolitical uncertainties in oil-producing nations and shortages of and disruptions to refining capacity or transportation of aircraft fuel from refining facilities, make accurate predictions unreliable.  For example, hostilities and political turmoil in oil-producing nations could lead to disruptions in oil production or to substantially increased oil prices.  Any inability to obtain aircraft fuel at competitive prices would materially and adversely affect our results of operation and financial condition.

Human Capital

Our People

Our business depends on our team of highly qualified flight and ground employees.  As of December 31, 2020, we had 4,061 employees, 2,432 of whom were pilots.  We maintain a comprehensive training program for our pilots in compliance with U.S. Federal Aviation Administration (“FAA”) requirements, in which each pilot regularly attends recurrent training programs. In addition to the training programs provided to pilots, we also maintain comprehensive training programs for other safety-sensitive positions.

Pilots of Atlas and Southern Air, and flight dispatchers of Atlas and Polar, are represented by the International Brotherhood of Teamsters (the “IBT”).  These employees represented approximately 61.3% of our workforce as of December 31, 2020.  We have a five-year collective bargaining agreement (“CBA”) with our Atlas pilots, which became amendable in September 2016 and a four-year CBA with our Southern Air pilots, which became amendable in November 2016. We also have a CBA with our Atlas and Polar dispatchers, which was extended in April 2017 for an additional four years, making the CBA amendable in November 2021. See Note 14 to our Financial Statements for a discussion of our labor matters.

Diversity, Equity and Inclusion (“DEI”)

As an organization that carries the world, we care for the world we carry.  Atlas seeks to foster a culture of inclusive diversity that is fundamental to attracting, retaining and developing the talent we need to fuel ongoing success.  We value the individual differences of our workforce, and ensure that our decision-making and strategic direction is informed by their unique perspectives.  Underlying our DEI philosophy are five pillars of focus that serve as guiding principles for our DEI commitments: employee empowerment, learning and development, external advocacy, communication, and accountability and achievement. Our Employee and Executive Councils lead these important efforts.

Health and Wellness

In addition to comprehensive health and retirement benefits provided to eligible employees, our core benefits are supplemented with specific programs to encourage preventative care, improve common health conditions, and manage more advanced issues for improved outcomes.  In addition, we offer a variety of voluntary benefits and paid time away from work programs. We also provide a number of wellness resources designed to promote physical, emotional and financial well-being that transitioned to virtual programs to provide increased accessibility.

Safety is our top priority.  Our employees are essential workers who we rely on to deliver PPE and other essential resources related to the COVID-19 pandemic.  To ensure the highest level of safety for our employees, we established a Coronavirus Task Force (“CTF”) responsible for policies and procedures related to COVID-19.  Through the CTF, we are closely monitoring the COVID-19 pandemic and taking numerous precautions to ensure the safety of our operations around the world, including:

•	implementing frequent deep cleaning of all aircraft and facilities;
•	providing full safety kits for each crewmember and all aircraft;

•	adjusting routes to limit exposure to regions significantly impacted by the COVID-19 pandemic;
•	implementing significant workforce, testing, social distancing and protection measures at all of our facilities; and
•	having employees who can work remotely do so based on local conditions.

Maintenance

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

The DOT conducts periodic evaluations of each air carrier’s fitness and citizenship.  In the area of fitness, the DOT seeks to ensure that a carrier has the managerial competence, compliance disposition and financial resources needed to conduct the operations for which it has been certificated.  Additionally, each U.S. air carrier must remain a U.S. citizen by (i) being organized under the laws of the United States or a state, territory or possession thereof; (ii) requiring its president and at least two-thirds of its directors and other managing officers to be U.S. citizens; (iii) allowing no more than 25% of its voting stock to be owned or controlled, directly or indirectly, by foreign nationals; and (iv) not being otherwise subject to foreign control.  The DOT broadly interprets “control” to exist when an individual or entity has the potential to exert substantial influence over airline decisions through affirmative action or the threatened withholding of consents or approvals.  We believe the DOT will continue to find the Airlines’ fitness and citizenship favorable.

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

International. Air transportation in international markets (the vast majority of markets in which the Airlines operate) is subject to extensive additional regulation.  The ability of the Airlines to operate in other countries is governed by aviation agreements between the United States and the respective countries (in the case of Europe, the European Union (the “EU”)) or, in the absence of such an agreement, by principles of reciprocity.  Sometimes, aviation agreements restrict the number of airlines that may operate, their frequency of operation, or the routes over which they may fly.  This makes it necessary for the DOT to award route and operating rights to U.S. air carrier applicants through competitive route proceedings.  International aviation agreements are periodically subject to renegotiation, and changes in U.S. or foreign governments could result in the alteration or termination of such agreements, diminish the value of existing route authorities or otherwise affect the Airlines’ international operations.  Foreign government authorities also impose substantial licensing and business registration requirements and, in some cases, require the advance filing or approval of schedules or rates.  Moreover, the DOT and foreign government agencies typically regulate alliances and other commercial arrangements between U.S. and foreign air carriers, such as the ACMI and CMI arrangements that Atlas maintains.  Approval of these arrangements is not guaranteed and may be conditional.  In addition, approval during one time period does not guarantee approval in future periods.

A foreign government’s regulation of its own air carriers can also affect our business.  For instance, until recently, the EU placed temporal limits on the ability of EU carriers to use ACMI aircraft operated by airlines of non-EU member states.  The regulations had a negative impact on our ACMI business opportunities.

Brexit. Following parliamentary elections in December 2019, the United Kingdom (“U.K.”) left the EU on January 31, 2020.  While the U.K. and EU reached agreement on a number of trade issues during the transition period ending in December 2020, other issues remain unresolved in the long-term. At this time, these issues are not expected to have a material adverse effect on our operations.  In December 2018, the U.S. and U.K. governments reached agreement on the terms of an open skies agreement governing U.S. and U.K. airlines in anticipation of the U.K. leaving the EU. This new agreement was signed on November 17, 2020 and became effective on January 1, 2021.  It allows new “7th Freedom” rights for all-cargo services and may result in new opportunities for us.

Specifically, U.S. all-cargo flights will be able to operate between the U.K. and certain other countries without ultimately connecting to the U.S.

Airport Access. The ability of the Airlines to operate suitable schedules is dependent on their ability to gain access to airports of their choice at commercially desirable times and on acceptable terms.  In some cases, access is constrained by the need for the assignment of takeoff and landing “slots” or comparable operational rights. Like other air carriers, the Airlines are subject to such constraints at slot-restricted airports in cities such as Chicago and a variety of foreign locations (e.g., Amsterdam, Incheon, Hong Kong, Shanghai and Tokyo).  The availability of slots is not assured and the inability of the Airlines or their ACMI carrier customers to obtain additional slots could inhibit efforts to provide expanded services in certain international markets. The reduction in global air traffic resulting from the COVID-19 pandemic has alleviated near-term access concerns at most congested airports. Airport access issues may increase as passenger aviation recovers from the impact of the COVID-19 pandemic. In addition, nighttime flight restrictions have been imposed or proposed by Hong Kong and various airports in Europe, Canada and the U.S.  These could have an adverse operational or economic impact.

Access to the New York airspace had presented an additional challenge in recent years prior to the COVID-19 pandemic.  Because of congestion in the New York area, especially at John F. Kennedy International Airport (“JFK”), the FAA imposes hourly limits on JFK operations of those carriers offering scheduled services and potentially could place limits on Charter flights once traffic levels reach their pre-pandemic levels.

As a further means to address congestion, the FAA allows U.S. airports to raise landing fees to defray the costs of airfield facilities under construction or reconstruction.  It is unclear whether airports may raise landing fees to recoup losses from the reduction in global air traffic due to the COVID-19 pandemic.  Any landing fee increases implemented would have an impact on airlines generally.

Security. The U.S. Transportation Security Administration (“TSA”) and international regulatory bodies extensively regulate aviation security through rules, regulations and security directives that are designed to prevent unauthorized access to passenger and freighter aircraft and the introduction of prohibited items including firearms and explosives onto an aircraft.  Atlas and Polar currently operate pursuant to a TSA-approved risk-based security program that, we believe, adequately maintains the security of all aircraft in the fleet.  We utilize the TSA, the intelligence community and the private sector as resources for our aggressive global threat-based risk-management program.  There can be no assurance, however, that we will remain in compliance with existing or any additional security requirements imposed by TSA or by U.S. Congress without incurring substantial costs, which may have a material adverse effect on our operations.  To mitigate any such increase, we are working closely with the Department of Homeland Security and other government agencies to ensure that a risk-based management approach is utilized to target specific “at-risk” cargo.  Additionally, foreign governments and regulatory bodies (such as the European Commission) impose their own aviation security requirements and have increasingly tightened such requirements.  This may have an adverse impact on our operations, especially to the extent the new requirements may necessitate redundant or costly measures or be in conflict with TSA requirements.  We have successfully implemented all European Commission security programs allowing us unimpeded access to European markets.

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

For instance, in October 2013, the International Civil Aviation Organization (“ICAO”) reached a nonbinding agreement to address climate change by developing global market-based measures to assist in achieving carbon-neutral growth.  In October 2016, ICAO approved and subsequently amended a resolution to adopt a global market-based measure known as the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is designed to offset any annual increases in total carbon emissions from international civil aviation above a baseline level determined by 2019 and 2020 emissions.  Although various details regarding the implementation of CORSIA still need to be finalized and have been impacted by the COVID-19 pandemic, a pilot phase will run from 2021 to 2023.  Starting in 2019, the Airlines have voluntarily begun tracking and reporting emissions in accordance with the CORSIA methodology in 2020, even though it is not yet mandatory in ICAO member countries. As a result, starting in 2024, the Airlines may need to purchase allowances to offset their share of emissions overages based on the reporting for the 2021 to 2023 compliance period.  For subsequent compliance periods, a similar procedure will apply.

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

Other Regulations. Air carriers are also subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities and are required to obtain an aeronautical radio license from the Federal Communications Commission.  Additionally, we are subject to U.S. and foreign antitrust requirements and international trade restrictions imposed by U.S. presidential determination and U.S. government agency regulation, including the Office of Foreign Assets Control of the U.S. Department of the Treasury (the “U.S. Treasury”). We endeavor to comply with such requirements at all times.  We are also subject to state and local laws and regulations at locations where we operate and at airports that we serve.  Our operations may become subject to additional international, U.S. federal, state and local requirements in the future.

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

Competition

The market for ACMI and CMI services is competitive.  We believe that the most important basis for competition in this market is the efficiency and cost-effectiveness of the aircraft assets and the scale, scope and quality of the outsourced operating services provided.  Atlas is the market-leading provider of ACMI and CMI services with the modern 747-8 and 777 freighter aircraft.  Our primary competitors providing ACMI and CMI services for 777, 747-400, 767 and 737 freighter aircraft include the following: 21Air, LLC; Aerologic; Air Atlanta Icelandic; AirBridge Cargo Airlines; Air Transport Services Group, Inc.; Amerijet; ASL Airlines; Cargolux; Kalitta Air; Mesa Airlines; Sun Country Airlines and Western Global Airlines.

The Charter market is competitive, with a number of cargo operators that include AirBridge Cargo Airlines; Cargolux; Kalitta Air; National Air Cargo; and passenger airlines providing similar services utilizing 747-8Fs and 747-400s.  We believe that we offer a superior long-haul aircraft in the 747-8F and 747-400, and we will continue to develop new opportunities, including long-term charter programs, in the Charter market for aircraft not otherwise deployed in our ACMI business.

The Dry Leasing business is also competitive with a large number of companies offering operating lease solutions globally.  We believe that we have a competitive advantage as a leading lessor of freighter aircraft based on our extensive customer relationships in the airfreight market, our insights and expertise in aircraft types we operate, as well as access to capital, through our joint venture with Bain Capital, for funding the acquisition of incremental aircraft for conversion and leasing. Our primary competitors in the aircraft leasing market include GE Capital Aviation Services, Altavair Air Finance, Air Transport Services Group, Inc., BBAM Aircraft and Leasing Management and Vx Capital Partners.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Business Generally

Deterioration or disruption in the airfreight market, global economic conditions, financial markets or global supply chains, including the impact of health epidemics, could adversely affect our business, results of operations, financial condition, liquidity and ability to access capital markets.

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

We also could be negatively impacted by disruptions caused by geopolitical events or health epidemics.  In December 2019, COVID-19 was first reported in China and has since spread to most other regions of the world.  In March 2020, it was determined to be a global pandemic by the World Health Organization. The subsequent emergence of several mutated variants of COVID-19 has compounded these disruptions.  This public health crisis disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in flight cancellations of certain cargo and passenger flights.  We have incurred and expect to incur significant additional costs, including premium pay for our pilots and other operational costs for continuing to provide a safe working environment for our employees.  In addition, the availability of hotels and restaurants; evolving COVID-19-related travel restrictions and health screenings; and cancellations of passenger flights by other airlines globally or airport closures have impacted and could further impact our ability to position employees to operate our aircraft.  Although we have implemented various initiatives to mitigate the disruption, given the dynamic nature of these circumstances, the duration of business disruption, the extent of customer cancellations and the related financial impact cannot be reasonably estimated at this time. If we are unable to implement existing or additional initiatives to mitigate the disruption, it could materially affect our business, results of operations and financial condition.

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

Some of our aircraft are deployed in potentially dangerous locations and carry hazardous cargo incidental to the services we provide in support of our customers’ activities.  In addition, some areas through which our flight routes pass are subject to geopolitical instability, which increases the risk of death or injury to our passengers, employees or contractors, business interruption or a loss of, or damage to, our aircraft or its cargo.  While we carry insurance against the risks inherent to our operations, which we believe are consistent with the insurance arrangements of other participants in our industry, we cannot provide assurance that we are adequately insured against all risks, including coverage for weapons of mass destruction. We do not have insurance against the loss arising from business interruption. Any injury to passengers, employees or contractors or loss/damage of aircraft/cargo incidents resulting in claims in excess of related insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

We are party to collective bargaining agreements covering pilots of Atlas and Southern Air and a collective bargaining agreement covering our Atlas and Polar flight dispatchers.  This could result in higher labor costs or result in a work interruption or stoppage.

Pilots of Atlas (who operate Atlas and Polar flights) and Southern Air and flight dispatchers of Atlas and Polar are represented by the IBT. We have a five-year CBA with our Atlas pilots, which became amendable in September 2016 and a four-year CBA with our Southern Air pilots, which became amendable in November 2016. Initial negotiations commenced in January of 2016, nine months prior to the amendable date. On February 15, 2021, the Company and IBT completed the contractually-mandated nine-month period for negotiations for a joint CBA.  All remaining open issues not resolved in negotiations are to be determined in binding interest arbitration scheduled to begin in mid-March 2021. A new joint CBA could be completed during 2021 (see Note 14 to our Financial Statements for further discussion).

We also have a five-year CBA with our Atlas and Polar dispatchers, which was extended in April 2017 for an additional four years, making the CBA amendable in November 2021.

We are subject to risks of increased labor costs associated with having a partially unionized workforce, as well as a greater risk of work interruption or stoppage, which could negatively impact our business, results of operations and financial condition, including a reduction in our revenue and an increase in our operating costs. We cannot provide assurance that disputes, including disputes with certified collective bargaining representatives of our employees, will not arise in the future or will result in an agreement on terms satisfactory to us.  There is no guarantee that the new joint CBA, which results from the binding interest arbitration described above, will be on terms satisfactory to us, and we expect that the labor costs arising from the new joint CBA will be materially greater than the costs under our current CBAs with Atlas pilots and Southern Air pilots.

In addition, the costs associated with resolving such disputes or binding interest arbitration could have a material adverse effect on our business, results of operations and financial condition, and any disruption in our business could negatively affect our reputation and relationship with our customers.

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

We have contractual obligations, including progress payments, associated with our order of four 747-8F aircraft.  If we are unable to make the required progress payments or obtain financing for these aircraft, it could have a material adverse effect on our business, results of operations and financial condition.

In January 2021, we placed an order for four new 747-8F aircraft with Boeing.  We are required to pay pre-delivery deposits to Boeing for these aircraft.  We expect to finance these aircraft through secured debt financing.  If we are unable to make the required progress payments to Boeing or secure financing on acceptable terms, we may be required to incur financing costs that are substantially higher than what we currently anticipate, which could have a material adverse effect on our business, results of operations and financial condition.

Our agreements with the U.S. Treasury under a payroll support program contain certain requirements and restrictions.  If we are unable to comply with these requirements and restrictions, it could have a material adverse effect on our business, results of operations and financial condition.

In connection with agreements entered into with the U.S. Treasury (the “PSP Agreement”), with respect to payroll support funding (the “Payroll Support Program”) available to cargo air carriers under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we are required to comply with the relevant requirements of the CARES Act.  These requirements include that funds provided pursuant to the PSP Agreement be used exclusively for the payment of certain employee wages, salaries and benefits of Atlas and Southern Air (the “PSP Recipients”).  The Payroll Support Program subjects the PSP Recipients and certain of their affiliates to a number of restrictions, including prohibitions of repurchasing shares in the open market of, or making dividend payments with respect to, our common stock through September 30, 2021, as well as certain limitations on executive compensation until March 24, 2022.  Under the PSP Agreement, we must also maintain certain internal controls and records relating to the payroll support funding and we are subject to additional reporting obligations.  If we do not comply with the requirements and restrictions within the Payroll Support Program, the U.S. Treasury could require repayment of amounts previously provided to us, among other actions, which could have a material adverse effect on our business, results of operations and financial condition.

Our ability to utilize net operating loss carryforwards for U.S. income tax purposes may be limited. In addition, we operate in multiple jurisdictions and may become subject to a wide range of income and other taxes.

As of December 31, 2020, we had $1.8 billion of federal net operating loss carryforwards (“NOLs”) for U.S. income tax purposes, net of unrecognized tax benefits and valuation allowance, most of which will expire through 2037, if not utilized.  Section 382 of the Internal Revenue Code (“Section 382”) imposes an annual limitation on the amount of a corporation’s U.S. federal taxable income that can be offset by NOLs if it experiences an “ownership change,” as defined by Section 382.  We experienced ownership changes, as defined by Section 382, in 2004 and

2009.  In addition, the acquisition of Southern Air in 2016 constituted an ownership change for that entity.  Accordingly, the use of our NOLs generated prior to these ownership changes is subject to an annual limitation.  If certain changes in our ownership occur prospectively, there could be additional annual limitations on the amount of utilizable NOLs, which could have a material adverse effect on our business, results of operations and financial condition.

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

The warrants granted to Amazon increase the number of diluted shares reported, which has a negative effect on our fully diluted earnings per share.  Further, a portion of the warrants is presented as a liability in our consolidated balance sheets and is subject to fair value measurement adjustments during the periods that it is outstanding.  Accordingly, future fluctuations in the fair value of the warrants could have a material adverse effect on our results of operations.

If Amazon exercises its right to acquire additional shares of our common stock pursuant to the warrants, it will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.

If Amazon exercises its right to additional acquire shares of our common stock pursuant to the warrants, it will dilute the ownership interests of our then-existing stockholders.  In addition, any sales in the public market of any common stock issuable upon the exercise of the warrants by Amazon could adversely affect prevailing market prices of our common stock.

If Amazon exercises its right to acquire additional shares of our common stock pursuant to the warrants, Amazon may become a significant stockholder and may be entitled to appoint a director to our board of directors.

The warrants issued by us to Amazon granted Amazon the right to purchase, in the aggregate, up to 39.9%, as of the date of the agreements, of our common stock on a post-issuance basis.  If the warrants granted to Amazon are exercised, Amazon may become a significant stockholder of our company.  We have entered into a stockholders agreement with Amazon, pursuant to which Amazon’s ability to vote in its discretion will generally be capped at 14.9% with the remainder to be voted in accordance with our board of directors’ recommendation. In addition, under the stockholders agreement, Amazon will be entitled to appoint one director to our board of directors when Amazon owns 10% or more of our common stock.  Until such time, Amazon is entitled to designate a non-voting observer to our board of directors.

Risk Related to the BSA with DHL

Our agreements with DHL confer certain termination rights to them which, if exercised or triggered, may result in our inability to realize the full benefits of the BSA with DHL.

The BSA gives DHL the option to terminate the agreements for convenience by giving us a one-year notice on or before October 27, 2022, which would be effective on October 27, 2023.  Further, DHL has a right to terminate the BSA for cause following a specified management resolution process if we default on our performance or we are unable to perform for reasons beyond our control.  If DHL exercises any of these termination rights, it could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Charter Business

We derive a significant portion of our revenues from the AMC, and a substantial portion of these revenues have been generated pursuant to expansion flying, as opposed to fixed contract arrangements with the AMC.  Revenues from the AMC may decline over time.

As a percentage of our total operating revenue, revenue derived from the AMC was approximately 15.9% in 2020, 24.6% in 2019 and 23.7% in 2018.  Historically, the revenues derived from expansion (or ad-hoc) flights for the AMC significantly exceeded the value of the fixed flight component of our AMC contract.

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

The AMC also holds all carriers to certain on-time performance requirements as a percentage of flights flown and, as a result of AMC demand volatility, it has become more difficult to comply with those requirements.  To the extent that we fail to meet those performance requirements or if we fail to pass biennial AMC audits, revenues from our business with the AMC could decline through a suspension or termination of our AMC contract.  Our revenues could also decline due to a reduction in the revenue rate we are paid by the AMC, a greater reliance by the AMC on its own fleet or a reduction in our allocation of AMC flying.  Any reduction in our AMC flying could also negatively impact our Charter revenue from commercial customers for trips related to one-way AMC missions.  We expect revenues and profitability from our business with the AMC to continue to change as the U.S. military continues to move troops and cargo to and from areas of conflict around the world.  If we are unable to effectively deploy any resultant capacity during periods of reduced flying, it could have a material adverse effect on our business, results of operations and financial condition.

Our business with the AMC is sensitive to teaming arrangements that affect our relative share of AMC flying and the associated revenue.  If one of our team members reduces its commitments or withdraws from the program, or if other carriers on other teams commit additional aircraft, our share of AMC flying may decline.  In addition, any changes made to the commissions that we pay or receive for AMC flying or changes to the contracting mechanism could impact the revenues or profitability of this business.

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

Each of the markets in which we participate is competitive and fragmented.  We offer a broad range of aviation services and our competitors vary by geographic market and type of service.  Competition in the air cargo and transportation market is influenced by several key factors, including quality, price and availability of assets and services.  Regulatory requirements to operate in the U.S. domestic air cargo market have been reduced, facilitating the entry into domestic markets by foreign air cargo companies.  If we were to lose any major customers or fail to attract customers, it could have a material adverse effect on our business, results of operations and financial condition.

Additionally, an increase in the number of aircraft in the freight market could cause Yields and rates to fall or could negatively affect our customer base.  If either circumstance were to occur, our business, results of operations and financial condition could be materially and adversely affected.

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

To address climate change, governments have implemented and continue to pursue various means to reduce aviation-related greenhouse gas emissions.  Compliance with these or other measures that are ultimately adopted could result in substantial costs for us.  For instance, in October 2013, the ICAO reached a nonbinding agreement to develop global market-based measures to assist in achieving carbon-neutral growth.  In October 2016, the ICAO approved and subsequently amended the CORSIA, which is designed to offset any annual increases in total carbon emissions from international civil aviation above a baseline level determined by 2019 and 2020 emissions.  Although various details regarding the implementation of CORSIA still need to be finalized and have been impacted by the COVID-19 pandemic, a pilot phase will run from 2021 to 2023.  Starting in 2019, the Airlines have voluntarily begun tracking and reporting emissions in accordance with the CORSIA methodology, even though it is not yet mandatory in ICAO member countries.  As a result, starting in 2024, the Airlines may need to purchase allowances to offset their share of emissions overages based on the reporting for the 2021 to 2023 compliance period.  For subsequent compliance periods, a similar procedure will apply.

Additionally, the EU continues to pursue a parallel track to address climate change through the EU ETS.  Following the end of every year, to the extent the ETS applies, each airline must tender the number of Allowances corresponding to carbon emissions generated by its covered flight activity during the year.  If the airline’s flight activity during the year has produced carbon emissions exceeding the number of carbon emissions allowances that it has been awarded, the airline must acquire additional allowances from other airlines in the open market.  In recognition of ICAO’s adoption of CORSIA, the ETS has been suspended with respect to flights to and from non-European countries through December 31, 2023.  However, the ETS remains applicable to intra-European flights. Additionally, various European constituencies have begun to advocate for supplemental controls on aviation greenhouse gas emissions through additional taxation and similar measures.

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

It is possible that these or similar climate change measures will be imposed in a manner adversely affecting airlines.  The costs of complying with potential new environmental laws, regulations or taxes could have a material adverse effect on our business, results of operations and financial condition.

The airline industry is subject to numerous security regulations and rules that increase our costs.  Imposition of more stringent regulations and rules than those that currently exist could materially increase our costs.

The TSA has increased security requirements over the past several years in response to possible increased levels of terrorist activity, and has adopted comprehensive regulations governing air cargo transportation, including all-cargo services, in such areas as cargo screening and security clearances for individuals with access to cargo.  Additional measures, including a requirement to screen cargo, have been proposed, which, if adopted, may have an adverse impact on our ability to efficiently process cargo and would increase our costs and those of our customers.  The cost of compliance with increasingly stringent regulations could have a material adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2020, we had total debt obligations of approximately $2.4 billion and total aircraft operating leases and other lease obligations of $0.5 billion.  We cannot provide assurance that we will be able to obtain future financing arrangements or on terms attractive to us.  Our outstanding financial obligations could have negative consequences, including:

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

Restrictive covenants in certain of our debt and lease obligations, under certain circumstances, could impact our ability to:

•	borrow under certain financing arrangements;
•	consolidate or merge with or into other companies or sell substantially all our assets;
•	expand significantly into lines of businesses beyond existing business activities or those which are cargo-related or aviation-related and similar businesses; or
•	modify the terms of debt or lease financing arrangements.

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

In connection with the Convertible Notes offerings, we entered into Convertible Note hedge transactions with option counterparties. The Convertible Note hedge transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of notes or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. We also entered into warrant transactions with the option counterparties.  However, the warrant transactions could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike prices of the warrants.  Accordingly, when the Convertible Note hedge transactions and the warrant transactions are taken together, the extent to which the Convertible Note hedge transactions reduce the potential dilution to our common stock (or the cash payments in excess of the principal amount of the notes) upon conversion of the notes is effectively capped by the warrant transactions at the strike price of the warrants.

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various hedging transactions, including (without limitation) derivatives, with respect to our common stock or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the notes (and are likely to do so during any observation period related to a conversion of notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Aircraft

The following tables provide information about AAWW’s aircraft and customer-provided aircraft:

AAWW Aircraft

The following table summarizes AAWW’s aircraft as of December 31, 2020:

Segment and Aircraft Type	Configuration	Owned*	Leased**	Total***	Average Age Years
ACMI and Charter Segments
747-8F	Freighter	10	-	10	8.1
747-400	Freighter	8	18	26	20.6
747-400BCF	Converted Freighter	3	1	4	27.4
747-400	Passenger	5	-	5	24.7
767-300ER	Passenger	5	-	5	27.5
767-300ER	Converted Freighter	3	-	3	27.7
777-200LRF	Freighter	-	1	1	11.8
Total		34	20	54	20.1
Dry Leasing Segment
777-200LRF	Freighter	7	-	7	9.3
767-300ERF	Converted Freighter	21	-	21	24.9
737-300	Freighter	1	-	1	28.1
Total		29	-	29	21.2
Total Fleet		63	20	83	20.5

*	See Note 9 to our Financial Statements for a description of our financing facilities.
**	See Note 10 to our Financial Statements for a description of our lease obligations.
***	Does not include two 747-400 passenger aircraft not yet placed in service.

Lease expirations for our leased aircraft included in the above tables range from May 2021 to June 2032.

Customer-provided Aircraft for CMI Service

The following table summarizes customer-provided aircraft as of December 31, 2020:

Aircraft Type	Configuration	Provided by	Total
777-200	Freighter	DHL	6
747-400	Freighter	NCA*	5
747-400	Dreamlifter	Boeing**	4
767-300	Freighter	DHL	2
767-200	Freighter	DHL	7
737-800	Freighter	Amazon	8
Total			32

*	Aircraft owned by Nippon Cargo Airlines Co., Ltd. (“NCA”)
**	Aircraft owned by Boeing

Ground Facilities

Our principal office is located in Purchase, New York, where we lease approximately 120,000 square feet of office space under a long-term lease, which expires in 2027.  This office includes both operational and administrative support functions.  We also lease approximately 44,000 square feet of office space in Florence, Kentucky for operational support functions which expires in 2021 and approximately 16,600 square feet of office space in Hong Kong for sales and administrative support which expires in 2025.  In October 2019, we entered into a long-term lease for a building with approximately 100,000 square feet of office space in Erlanger, Kentucky for operational support functions commencing in the first half of 2021.  This property is replacing the office space in Florence, Kentucky when that lease expires.  In addition, we lease a variety of smaller offices and ramp space at various airport and regional locations generally on a short-term basis.

ITEM 3. LEGAL PROCEEDINGS

The information required in response to this Item is set forth in Note 14 to our Financial Statements, and such information is incorporated herein by reference.  Such description contains all of the information required with respect hereto.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

John W. Dietrich. Mr. Dietrich, age 56, has been our President and Chief Executive Officer and a member of our Board of Directors since January 2020. Prior to January 2020, he served as our President and Chief Operating Officer from July 2019 and our Executive Vice President and Chief Operating Officer from September 2006.  In addition, he was President and Chief Operating Officer of Atlas Air, Inc. from October 2014 to December 2019.  During the period from March 2003 to September 2006, Mr. Dietrich held a number of senior executive positions in the Company, including Senior Vice President, General Counsel, Chief Human Resources Officer, Corporate Secretary and head of the IT and Corporate Communications functions. Mr. Dietrich joined Atlas in 1999 as Associate General Counsel. Prior to joining us, he was a litigation attorney at United Airlines from 1992 to 1999, where he provided legal counsel to all levels of management, particularly on employment and commercial litigation issues.  He also serves as Chairman of the National Defense Transportation Association and a director of the National Air Carrier Association.  Mr. Dietrich earned a Bachelor’s of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from the University of Illinois at Chicago John Marshall Law School.  He is a member of the New York, Illinois and Colorado Bars.

James Forbes. Mr. Forbes, age 63, has been our Executive Vice President and Chief Operating Officer since January 2020. He also serves as Executive Vice president and Chief Operating Officer of Atlas Air, Inc. and Southern Air, Inc. Prior to January 2020, he was Senior Vice President and Chief Operating Officer of Southern Air, Inc. since April 2016. Mr. Forbes has over 40 years of aviation operating experience, including more than 20 years with the Company. He joined us in 1997 as Senior Director of Ground Operations, where he helped construct the global infrastructure upon which we have grown. He became Vice President, Worldwide Ground Operations in 2001, overseeing station operations for all of Atlas Air, Inc. and Polar Air Cargo, Inc.  In 2008, Mr. Forbes was named Senior Vice President for System Performance and Quality for Polar, where he led the transformation of an all-cargo network into a leading on-time express operation that supports DHL’s worldwide air network.  He held that position until April 2016, when he was promoted to lead Southern Air operations.

Adam R. Kokas.  Mr. Kokas, age 49, has been our General Counsel and Secretary since October 2006, and Executive Vice President since January 2014.  Mr. Kokas is responsible for directing all of the Company’s legal and regulatory affairs, as well as overseeing compliance, government affairs and public policy matters. In November 2007, Mr. Kokas assumed responsibility for the Company’s Human Resources Department. He served as our Chief Human Resources Officer until March 2018.  Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on general corporate, securities, transactions and business law matters. While at Ropes & Gray, Mr. Kokas represented us in a variety of matters, including corporate finance and merger and acquisition transactions, corporate governance matters, securities matters, and other general corporate issues.  Mr. Kokas also serves as a Vice Chair of the International Air Transport Association’s Legal Advisory Council and is a member of the board of directors, and Audit and Finance Committee of the Society of Corporate Governance.  He also served as the Chairman of the Board of the Cargo Airlines Association from 2011 to 2019.  Mr. Kokas earned a Bachelor of Arts degree from Rutgers University and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars.

Michael T. Steen. Mr. Steen, age 54, has been Executive Vice President and Chief Commercial Officer since November 2010.  In addition, he was named President and Chief Executive Officer of Titan Aviation Holdings, Inc. effective October 2014.  Prior to November 2010, he was our Senior Vice President and Chief Marketing Officer from April 2007.  Mr. Steen joined us from Exel plc where he served as Senior Vice President of Sales and Marketing.  Mr. Steen led the sales and marketing activities for Exel Freight’s management and technology sector.  Following Exel’s acquisition by Deutsche Post World Net, he held senior-level positions with the merged company in global supply chain logistics.  Prior to joining Exel, he served in a variety of roles with KLM Cargo over 11 years, including Vice President of the Americas, Head of Global Sales and Marketing for the Logistics Unit and Director of Sales for EMEA.  Mr. Steen has been a Director for CHC Helicopter since May 2017 and is the Vice Chairman of IATA’s Cargo Committee.  Mr. Steen earned a degree in economic science from Katrinelund in Gothenburg, Sweden, and is an alumnus of the Advanced Executive Program at the Kellogg School of Management at Northwestern University.

Spencer Schwartz. Mr. Schwartz, age 54, has been Executive Vice President since January 2014 and Chief Financial Officer since June 2010.  Prior to January 2014, he was Senior Vice President from June 2010.  Prior to June 2010, he was our Vice President and Corporate Controller from November 2008.  Mr. Schwartz joined us from Mastercard Incorporated, where he was employed for over 12 years and served as Group Head of Global Risk Management; Senior Vice President and Business Financial Officer; Senior Vice President, Corporate Controller and Chief Accounting Officer; and Vice President of Taxation.  Prior to joining Mastercard, Mr. Schwartz held financial positions of increasing responsibility with Price Waterhouse LLP (now PricewaterhouseCoopers LLP) and Carl Zeiss, Inc.  Mr. Schwartz earned a Bachelor’s degree in Accounting from The Pennsylvania State University and a Master’s degree in Business Administration, with a concentration in management, with honors, from New York University’s Leonard N. Stern School of Business.  He is a certified public accountant.

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

As of February 12, 2021, there were approximately 28.8 million shares of our common stock issued and outstanding, and 30 holders of record of our common stock.

See Note 17 to our Financial Statements for a discussion of our stock repurchase program. In connection with our participation in the Payroll Support Program, we agreed not to repurchase shares in the open market with respect to our common stock through September 30, 2021.

Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2020.

Dividends

We have never paid a cash dividend with respect to our common stock and we do not anticipate paying a dividend in the foreseeable future.  Moreover, certain of our financing arrangements contain financial covenants that could limit our ability to pay cash dividends.  In connection with our participation in the Payroll Support Program, we agreed not to make dividend payments with respect to our common stock through September 30, 2021.

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

Performance Graph

The following graph compares the performance of AAWW common stock to the Russell 2000 Index and the Dow Jones Transportation Average for the period beginning December 31, 2015 and ending on December 31, 2020.  The comparison assumes $100 invested in each of our common stock, the Russell 2000 Index and the Dow Jones Transportation Average and reinvestment of all dividends.

Total Return to Stockholders
$200.00
$150.00
$100.00
$50.00
$-
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
AAWW
Russell 2000 Index
Dow Jones Transportation Average

Total Return between 12/31/15 and 12/31/20

Cumulative Return	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/2020
AAWW	$100.00	$126.15	$141.87	$102.06	$66.69	$131.93
Russell 2000 Index	$100.00	$119.48	$135.16	$118.72	$146.89	$173.86
Dow Jones Transportation Average	$100.00	$120.46	$141.35	$122.14	$145.19	$166.58

ITEM 6. (RESERVED)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements included in Item 8 of this report.

Business Overview

We are a leading global provider of outsourced aircraft and aviation operating services.  We operate the world’s largest fleet of 747 freighters and provide customers a broad array of 747, 777, 767 and 737 aircraft for domestic, regional and international cargo and passenger operations.  We provide unique value to our customers by giving them access to highly reliable modern production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale.  Our customers include express delivery providers, e-commerce retailers, the U.S. military, charter brokers, freight forwarders, direct shippers, airlines, manufacturers, sports teams and fans, and private charter customers.  We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

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

Stable base of contractual revenue and reduced operational risk

Our focus on providing long-term contracted aircraft and operating solutions to customers stabilizes our revenues and reduces our operational risk.  ACMI and CMI contracts with customers generally range from two to seven years, although some contracts have shorter or longer durations.  Our long-term Charter programs provide customers with dedicated Charter capacity generally ranging from one to three years.  Dry Leasing contracts with customers generally range from five to twelve years.  Under these types of contracts, our customers assume fuel, demand and price risk resulting in reduced operational risk for AAWW, while typically providing us with a guaranteed minimum level of revenue and target level of profitability.

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

Our customers have access to our innovative solutions, such as inter-operable crews, flight scheduling, fuel-efficiency planning, and maintenance spare coverage, which, we believe, set us apart from other participants in the outsourced aircraft and aviation operating services market.  Furthermore, we have access to valuable operating rights to restricted markets such as Brazil, Japan and China.  We believe our freighter services allow our customers to effectively expand their capacity and operate dedicated freighter aircraft without simultaneously taking on exposure to fluctuations in the value of owned aircraft and, in the case of our ACMI and long-term Charter contracts, long-term expenses relating to crews and maintenance.  Dedicated freighter aircraft enable schedules to be driven by cargo rather than passenger demand (for those customers that typically handle portions of their cargo operations via belly capacity on passenger aircraft), which we believe allows our customers to drive higher contribution from cargo operations.

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

Experienced management team

Our management team has extensive operating and leadership experience in the airfreight, airline, aircraft leasing and logistics industries at companies such as United Airlines, US Airways, Lufthansa Cargo, GE Capital Aviation Services, GE, Air Canada, Canadian Airlines, American Airlines, JetBlue Airways, ICF International, ASTAR Air Cargo, DHL, KLM Cargo, Spirit Airlines, Spirit AeroSystems, Singapore Airlines Cargo and China Cargo Airlines, as well as the United States Army, Navy, Air Force and Federal Air Marshal Service.  In addition, our management team has a diversity of experience from other industries at companies such as Mastercard, PepsiCo, Moody’s, Ralph Lauren, Kate Spade, Avon Products, New York Life Insurance, Hess and Unisys, as well as nationally recognized accounting and law firms.  Our management team is led by John W. Dietrich, who has more than 30 years of experience in all facets of aviation and airline management.

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

Appropriately managing capital allocation and delivering value to shareholders

Our commitment to creating, enhancing and delivering value to our shareholders reflects a disciplined and balanced capital allocation strategy.  Our focus is on growing our business while generating returns above our cost of capital and maintaining a strong balance sheet.

Business Developments

In December 2019, COVID-19 was first reported in China and has since spread to many other regions of the world.  In March 2020, it was determined to be a global pandemic by the World Health Organization. During 2020, this public health crisis disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in flight cancellations by our ACMI customers and lower AMC passenger flying as the military took precautionary measures to limit the movement of personnel.

Our Charter results for 2020, compared with 2019 were significantly impacted by the reduction of available cargo capacity in the market provided by passenger airlines and the disruption of global supply chains due to the COVID-19 pandemic, resulting in significantly higher commercial charter cargo Yields, net of fuel.  Due to this strong demand, we reactivated four 747-400BCF aircraft that had been temporarily parked and began Charter operations using a 777-200 freighter aircraft that was previously in our Dry Leasing business.  During 2020, we entered into numerous long-term Charter programs with customers seeking to secure committed cargo capacity.

These long-term Charter programs provide us with guaranteed revenue and include indexed fuel price adjustments to mitigate our exposure to fuel price volatility.

Given the dynamic nature of this pandemic, the duration of business disruption, the extent of customer cancellations and the related financial impact cannot be reasonably estimated at this time.  We have incurred and expect to incur significant additional costs, including premium pay for pilots operating in certain areas significantly impacted by COVID-19; other operational costs, including costs for continuing to provide a safe working environment for our employees; and higher crew costs related to increased pay rates we provided to our pilots in May 2020.  In addition, the availability of hotels and restaurants; evolving COVID-19-related travel restrictions and health screenings; and cancellations of passenger flights by other airlines globally or airport closures have impacted and could further impact our ability to position employees to operate our aircraft.  In response to these challenging times, we have:

•	significantly reduced nonessential employee travel;
•	reduced the use of contractors;
•	limited ground staff hiring;
•	secured vendor pricing discounts for engine overhauls and other maintenance;
•	implemented a number of other cost reduction initiatives;
•	taken other actions, such as the sale of certain nonessential assets;
•	entered into a Payroll Support Program Agreement with the U.S. Treasury; and
•	deferred payment of the employer portion of social security taxes as provided for under the CARES Act through the end of 2020.

The continuation or worsening of the aforementioned and other factors could materially affect our results for the duration of the COVID-19 pandemic.

On February 15, 2021, the Company and IBT completed the contractually mandated nine-month period for negotiations for a joint CBA.  All remaining open issues not resolved in negotiations will be determined in binding interest arbitration scheduled to begin in mid-March 2021. A new joint CBA could be completed during 2021 and we expect that the labor costs arising from the new joint CBA will be materially greater than the costs under our current CBAs with Atlas pilots and Southern Air pilots (see Note 14 to our Financial Statements for further discussion).

We continually assess our aircraft requirements and will make adjustments to our capacity as necessary.  Some of these actions may involve grounding or disposing of aircraft or engines, which could result in asset impairments or other charges in future periods.

Our ACMI results for 2020, compared with 2019, were impacted by increased flying from the following:

•

In January 2019, we entered into an agreement to operate three incremental 747-400 freighters for Nippon Cargo Airlines on transpacific routes.  The first two aircraft entered service in April and August 2019, and the third aircraft entered service in October 2020.

•

In March 2019, we entered into agreements with Amazon, which include CMI operation of five 737-800 freighter aircraft and up to 15 additional aircraft by May 2021.  Between May and December 2019, we placed five aircraft into service.  Two additional 737-800 freighter aircraft entered service in September 2020, and another aircraft entered service in October 2020.

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

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.  For a discussion of our results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018, see Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 24, 2020.

Years ended December 31, 2020 and 2019

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Segment Operating Fleet	2020	2019	Inc/(Dec)
ACMI*
747-8F Cargo	8.5	8.5	-
747-400 Cargo	13.4	17.9	(4.5)
747-400 Dreamlifter	2.4	3.5	(1.1)
777-200 Cargo	8.0	7.1	0.9
767-300 Cargo	23.4	24.9	(1.5)
767-200 Cargo	8.7	9.0	(0.3)
767-200 Passenger	1.0	1.0	-
737-800 Cargo	5.8	2.4	3.4
737-400 Cargo	2.6	5.0	(2.4)
Total	73.8	79.3	(5.5)

Charter
747-8F Cargo	1.5	1.5	-
747-400 Cargo	19.2	16.0	3.2
747-400 Passenger	5.0	4.3	0.7
777-200 Cargo	0.7	-	0.7
767-300 Cargo	0.6	-	0.6
767-300 Passenger	4.8	4.9	(0.1)
Total	31.8	26.7	5.1

Dry Leasing
777-200 Cargo	7.0	7.3	(0.3)
767-300 Cargo	21.0	21.1	(0.1)
757-200 Cargo	0.1	1.0	(0.9)
737-300 Cargo	1.0	1.0	-
737-800 Passenger	0.2	1.0	(0.8)
Total	29.3	31.4	(2.1)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(22.6)	(1.6)
Total Operating Average Aircraft Equivalents	113.9	114.8	(0.9)

Out-of-service**	2.2	0.8	1.4
*	ACMI average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service includes aircraft that are either temporarily parked or held for sale.
Block Hours	2020	2019	Inc/(Dec)	% Change
Total Block Hours***	344,821	321,140	23,681	7.4%
***	Includes ACMI, Charter and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2020	2019	Inc/(Dec)	% Change
Operating Revenue
ACMI	$1,211,169	$1,247,770	$(36,601)	(2.9)%
Charter	1,855,230	1,305,860	549,370	42.1%
Dry Leasing	165,181	200,781	(35,600)	(17.7)%
Customer incentive asset amortization	(39,090)	(33,135)	5,955	18.0%
Other	18,626	17,913	713	4.0%
Total Operating Revenue	$3,211,116	$2,739,189

ACMI

	2020	2019	Inc/(Dec)	% Change
ACMI Block Hours	239,056	245,706	(6,650)	(2.7)%
ACMI Revenue Per Block Hour	$5,066	$5,078	$(12)	(0.2)%

ACMI revenue decreased $36.6 million, or 2.9%, primarily due to decreased flying.  The decrease in Block Hours flown was driven by the redeployment of 747-400 aircraft to Charter to support long-term Charter programs with customers seeking to secure committed cargo capacity, partially offset by an increase in CMI flying and aircraft utilization.  In addition, Block Hours were negatively impacted from flight cancellations by certain of our ACMI customers caused by the COVID-19 pandemic.  Revenue per Block Hour was relatively unchanged.

Charter

	2020	2019	Inc/(Dec)	% Change
Charter Block Hours:
Cargo	84,461	51,982	32,479	62.5%
Passenger	16,777	20,565	(3,788)	(18.4)%
Total	101,238	72,547	28,691	39.5%

Charter Revenue Per Block Hour:
Cargo	$18,303	$17,164	$1,139	6.6%
Passenger	$18,440	$20,113	$(1,673)	(8.3)%
Charter	$18,325	$18,000	$325	1.8%

Charter revenue increased $549.4 million, or 42.1%, primarily due to increased flying and an increase in Revenue per Block Hour.  The increase in Charter Block Hours flown was primarily driven by increased demand for our services reflecting a reduction of available cargo capacity provided by passenger airlines in the market, the disruption of global supply chains due to the COVID-19 pandemic and our ability to increase aircraft utilization.  Due to this increased demand and to support long-term Charter programs with customers seeking to secure committed cargo capacity, we redeployed 747-400 aircraft from ACMI and began operation of a 777-200 freighter aircraft that was previously in our Dry Leasing business.  Partially offsetting these improvements was lower AMC passenger flying for 747-400 aircraft as the U.S. military took precautionary measures to limit the movement of military personnel during the first half of 2020 and fewer charters for sports teams and fans as sports leagues cancelled games during 2020.  Revenue per Block Hour increased primarily due to higher commercial cargo Yields driven by the factors impacting commercial cargo demand noted above, partially offset by lower fuel costs.

Dry Leasing

Dry Leasing revenue decreased $35.6 million, or 17.7%, primarily due to $22.3 million of revenue during the first quarter of 2019 from maintenance payments related to the scheduled return of a 777-200 freighter aircraft, changes in leases and the disposition of certain nonessential Dry Leased aircraft during the first quarter of 2020.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	2020	2019	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$737,963	$599,811	$138,152	23.0%
Maintenance, materials and repairs	506,297	381,701	124,596	32.6%
Aircraft fuel	440,649	483,827	(43,178)	(8.9)%
Depreciation and amortization	257,672	251,097	6,575	2.6%
Navigation fees, landing fees and other rent	155,107	144,809	10,298	7.1%
Travel	154,792	189,211	(34,419)	(18.2)%
Passenger and ground handling services	138,822	130,698	8,124	6.2%
Aircraft rent	96,865	155,639	(58,774)	(37.8)%
Loss (gain) on disposal of aircraft	(7,248)	5,309	(12,557)	NM
Special charge	16,265	638,373	(622,108)	(97.5)%
Transaction-related expenses	2,780	4,164	(1,384)	(33.2)%
Other	216,384	215,521	863	0.4%
Total Operating Expenses	$2,716,348	$3,200,160

NM represents year-over-year changes that are not meaningful.

Salaries, wages and benefits increased $138.2 million, or 23.0%, primarily due to higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19, increased flying and increased pay rates we provided to our pilots in May 2020.

Maintenance, materials and repairs increased by $124.6 million, or 32.6%, primarily reflecting $115.3 million of increased Heavy Maintenance expense and $10.9 million of increased Line Maintenance expense driven by increased flying.  Heavy Maintenance expense on 747-400 aircraft increased $104.5 million, primarily due to an increase in the number of engine overhauls performed to take advantage of availability and opportunities for vendor pricing discounts, and an increase in the number of D Checks.  Heavy Maintenance expense on 747-8F aircraft increased $7.4 million primarily due to an increase in the number of D Checks, partially offset by a reduction in the number of C Checks.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for 2020 and 2019 were:

Heavy Maintenance Events	2020	2019	Inc/(Dec)
747-8F C Checks	-	3	(3)
747-400 C Checks	14	15	(1)
767 C Checks	6	3	3
747-8F D Checks	4	3	1
747-400 D Checks	6	1	5
CF6-80 engine overhauls	28	10	18
PW4000 engine overhauls	3	-	3

Aircraft fuel decreased $43.2 million, or 8.9%, primarily due to a decrease in the average fuel cost per gallon, partially offset by higher consumption related to increased Charter flying.  We do not incur fuel expense in our ACMI or Dry Leasing businesses as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for 2020 and 2019 were:

	2020	2019	Inc/(Dec)	% Change
Average fuel cost per gallon	$1.41	$2.27	$(0.86)	(37.9)%
Fuel gallons consumed (000s)	313,428	213,253	100,175	47.0%

Depreciation and amortization increased $6.6 million, or 2.6%, primarily due to an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements) and an increase in the scrapping of rotable parts related to the increase in the number of engine overhauls.  Partially offsetting these increases was a reduction in depreciation related to the 747-400 freighter asset group that was written down during the fourth quarter of 2019, and certain spare CF6-80 engines and aircraft that were classified as held for sale during the fourth quarter of 2019.

Navigation fees, landing fees and other rent increased $10.3 million, or 7.1%, primarily due to increased flying, partially offset by a decrease in purchased capacity, which is a component of other rent.

Travel decreased $34.4 million, or 18.2%, primarily due to decreased rates and travel related to the impact of the COVID-19 pandemic, partially offset by an increase in flying.

Passenger and ground handling services increased $8.1 million, or 6.2%, primarily due to increased cargo flying.

Aircraft rent decreased $58.8 million, or 37.8%, primarily due to a reduction in the amortization of operating lease right-of-use assets related to the 747-400 freighter asset group that was written down during the fourth quarter of 2019.

Loss (gain) on disposal of aircraft in 2020 represented a net gain of $7.2 million from the sale of certain nonessential assets that were classified as assets held for sale during the fourth quarter of 2019 (see Note 6 to our Financial Statements). 2019 primarily represents a loss on the trade in of a GEnx engine as part of an exchange transaction.

Special charge in 2020 represented a $16.3 million impairment charge related to fair value adjustments for spare engines classified as assets held for sale.  2019 primarily represented a $580.3 million impairment charge related to the write-down of the 747-400 freighter fleet and a $58.1 million impairment charge related to assets sold and held for sale, including certain aircraft in our Dry Leasing portfolio, spare CF6-80 engines and 737-400 passenger aircraft previously used for training purposes.  See Note 6 to our Financial Statements for additional discussion.  We may sell additional flight equipment, which could result in additional charges in future periods.

Transaction-related expenses in 2020 primarily related to professional fees in support of the Payroll Support Program under the CARES Act (see Note 3 to our Financial Statements).  2019 primarily related to professional fees for a customer transaction with warrants (see Note 8 to our Financial Statements).

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) (in thousands):

	2020	2019	Inc/(Dec)	% Change
Non-operating (Income) Expenses
Interest income	$(1,076)	$(4,296)	$(3,220)	(75.0)%
Interest expense	114,635	120,330	(5,695)	(4.7)%
Capitalized interest	(925)	(2,274)	(1,349)	(59.3)%
Loss on early extinguishment of debt	81	804	(723)	(89.9)%
Unrealized loss (gain) on financial instruments	71,053	(75,109)	146,162	(194.6)%
Other income, net	(185,742)	(27,668)	158,074	NM

Unrealized loss (gain) on financial instruments represents the change in fair value of a customer warrant liability (see Note 8 to our Financial Statements) primarily due to changes in our common stock price.

Other income, net increased $158.1 million primarily due to CARES Act grant income of $151.6 million (see Note 3 to our Financial Statements).

Income taxes.  Our effective income tax rates were an expense rate of 27.5% for 2020 and a benefit rate of 38.0% for 2019.  The rate for 2020 differed from tax at the U.S. statutory rate primarily due to nondeductible changes in the fair value of a customer warrant liability (see Note 8 to our Financial Statements).  The rate for 2019 differed from tax at the U.S. statutory rate primarily due to a tax benefit related to the favorable completion of an IRS examination of our 2015 income tax return and, to a lesser extent, a tax benefit due to nontaxable changes in the fair value of a customer warrant liability.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 13 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2020	2019	Inc/(Dec)	% Change
Direct Contribution:
ACMI	$179,946	$218,459	$(38,513)	(17.6)%
Charter	559,673	149,372	410,301	274.7%
Dry Leasing	41,070	70,386	(29,316)	(41.7)%
Total Direct Contribution	$780,689	$438,217	$342,472	78.2%

Unallocated expenses and (income), net	$201,016	$337,434	$(136,418)	(40.4)%

ACMI Segment

ACMI Direct Contribution decreased $38.5 million, or 17.6%, primarily due to higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19 and increased pay rates we provided to our pilots in May 2020. In addition, ACMI Direct Contribution reflected higher heavy maintenance, including additional engine overhauls performed to take advantage of availability and opportunities for vendor pricing discounts. We also redeployed 747-400 aircraft to Charter to support long-term Charter programs with customers seeking to secure committed cargo capacity.  Partially offsetting these items was an increase in CMI flying, a reduction in aircraft rent and depreciation and an increase in aircraft utilization.

Charter Segment

Charter Direct Contribution increased $410.3 million primarily due to an increase in commercial cargo Yields, net of fuel, and demand for our services reflecting a reduction of available capacity in the market, the disruption of global supply chains due to the COVID-19 pandemic and our ability to increase aircraft utilization.  Charter Direct Contribution also benefited from a reduction in aircraft rent and depreciation, the redeployment of 747-400 aircraft from ACMI and the operation of a 777-200 freighter aircraft that was previously in our Dry Leasing business.  Partially offsetting these improvements were higher heavy maintenance, including additional engine overhauls performed to take advantage of availability and opportunities for vendor pricing discounts, fewer passenger charters for sports teams and fans as sports leagues cancelled games during 2020 and lower AMC passenger flying for 747-400 aircraft as the U.S. military took precautionary measures to limit the movement of military personnel during the first half of 2020.  In addition, Charter Direct Contribution reflected higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19 and increased pay rates we provided to our pilots in May 2020.

Dry Leasing Segment

Dry Leasing Direct Contribution decreased $29.3 million, or 41.7%, primarily due to $22.3 million of revenue during the first quarter of 2019 from maintenance payments related to the scheduled return of a 777-200 freighter aircraft, changes in leases and the disposition of certain nonessential Dry Leased aircraft during the first quarter of 2020.

Unallocated expenses and (income), net

Unallocated expenses and (income), net decreased $136.4 million, or 40.4%, primarily due to CARES Act grant income (see Note 3 to our Financial Statements).

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

The following is a reconciliation of Income (loss) from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Years Ended December 31,
	2020	2019	Percent Change

Income (loss) from continuing operations, net of taxes	$360,286	$(293,113)	222.9%
Impact from:
CARES Act grant income (a)	(151,590)	-
Customer incentive asset amortization	39,090	33,135
Special charge	16,265	638,373
Leadership transition costs	6,061	6,736
Noncash expenses and income, net (b)	17,971	18,267
Unrealized loss (gain) on financial instruments	71,053	(75,109)
Other, net (c)	(3,679)	10,830
Income tax effect of reconciling items	23,580	(145,295)
Special tax item (d)	-	(54,272)
Adjusted income from continuing operations, net of taxes	$379,037	$139,552	171.6%

Weighted average diluted shares outstanding	26,690	25,828
Add: dilutive warrant (e)	1,040	758
dilutive restricted stock	-	64
Adjusted weighted average diluted shares outstanding	27,730	26,650
Adjusted Diluted EPS from continuing operations, net of taxes	$13.67	$5.24	160.9%

	For the Years Ended December 31,
	2019	2018	Percent Change

Income (loss) from continuing operations, net of taxes	$(293,113)	$270,647	(208.3)%
Impact from:
Customer incentive asset amortization	33,135	16,176
Special charge	638,373	9,374
Leadership transition costs	6,736	-
Noncash expenses and income, net (b)	18,267	16,852
Unrealized gain on financial instruments	(75,109)	(123,114)
Other, net (c)	10,830	12,288
Income tax effect of reconciling items	(145,295)	2,103
Special tax item (d)	(54,272)	-
Adjusted income from continuing operations, net of taxes	$139,552	$204,326	(31.7)%

Weighted average diluted shares outstanding	25,828	28,281
Add: dilutive warrant (e)	758	-
dilutive restricted stock	64	-
effect of convertible notes hedges (f)	-	(180)
Adjusted weighted average diluted shares outstanding	26,650	28,101
Adjusted Diluted EPS from continuing operations, net of taxes	$5.24	$7.27	(27.9)%

The following is a reconciliation of Income (loss) from continuing operations, net of taxes to Adjusted EBITDA (in thousands):

	For the Years Ended December 31,
	2020	2019	Percent Change

Income (loss) from continuing operations, net of taxes	$360,286	$(293,113)	222.9%
Interest expense, net	112,634	113,760
Depreciation and amortization	257,672	251,097
Income tax expense (benefit)	136,456	(179,645)
EBITDA	867,048	(107,901)
CARES Act grant income (a)	(151,590)	-
Customer incentive asset amortization	39,090	33,135
Special charge	16,265	638,373
Leadership transition costs	6,061	6,736
Unrealized loss (gain) on financial instruments	71,053	(75,109)
Other, net (c)	(3,679)	9,542
Adjusted EBITDA	$844,248	$504,776	67.3%

	For the Years Ended December 31,
	2019	2018	Percent Change

Income (loss) from continuing operations, net of taxes	$(293,113)	$270,647	(208.3)%
Interest expense, net	113,760	107,941
Depreciation and amortization	251,097	217,340
Income tax (benefit) expense	(179,645)	38,727
EBITDA	(107,901)	634,655
Customer incentive asset amortization	33,135	16,176
Special charge	638,373	9,374
Leadership transition costs	6,736	-
Unrealized gain on financial instruments	(75,109)	(123,114)
Other, net (c)	9,542	14,180
Adjusted EBITDA	$504,776	$551,271	(8.4)%

(a)	CARES Act grant income in 2020 related to income associated with the Payroll Support Program (see Note 3 to our Financial Statements).

(b)	Noncash expenses and income, net in 2020, 2019 and 2018 primarily related to amortization of debt discount on the convertible notes (see Note 9 to our Financial Statements).

(c)

Other, net in 2020 primarily related to a $7.2 million net gain on the sale of aircraft, costs associated with the Payroll Support Program (see Note 3 to our Financial Statements), costs associated with the refinancing of debt, costs associated with our acquisition of Southern Air and accrual for legal matters and professional fees.  Other, net in 2019 primarily related to a loss on the sale of a GEnx engine, a net insurance recovery, loss on early extinguishment of debt, unique training aircraft costs required for a customer contract, costs associated with a customer transaction with warrants (see Note 8 to our Financial Statements), costs associated with our acquisition of Southern Air and accrual for legal matters and professional fees. Other, net in 2018 primarily relates to $11.3 million in costs associated with our acquisition of Southern Air and an accrual for legal matters and professional fees.

(d)	Special tax item in 2019 represents the income tax benefit from the completion of the 2015 IRS examination that is not related to ongoing operations (see Note 11 to our Financial Statements).

(e)

Dilutive warrants represent potentially dilutive common shares related to warrants issued to a customer (see Note 8 to our Financial Statements).  These warrants are excluded from Diluted EPS from continuing operations, net of taxes prepared in accordance with GAAP when they would have been antidilutive.

(f)

Represents the economic benefit from our convertible notes hedges in offsetting dilution from our convertible notes as we concluded in no event would economic dilution result from conversion of each of the convertible notes when our stock price is below the exercise price of the respective convertible note warrants (see Note 9 to our Financial Statements).

Liquidity and Capital Resources

The most significant liquidity events during 2020 were as follows:

In February 2020, we refinanced two secured term loans that were originally due later in 2020, with two new secured term loans.  One term loan is for 126 months in the amount of $82.0 million at a fixed interest rate of 3.27% with a final payment of $12.5 million due in July 2030.  The other term loan is for 130 months in the amount of $82.0 million at a fixed interest rate of 3.28% with a final payment of $12.5 million due in November 2030.

In April 2020, we borrowed $14.6 million related to GEnx engine performance upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 1.15%.

In May 2020, we entered into the PSP Agreement with the U.S. Treasury that provided us with payroll support funding in three installments through July 2020 totaling $406.8 million, of which $207.0 million is in the form of direct payroll support and $199.8 million is in the form of the Promissory Note.  The Promissory Note is due in May 2030 and bears interest on the outstanding principal amount at a rate equal to 1.00% per annum until the fifth anniversary of the PSP Closing Date, and the applicable Secured Overnight Financing Rate (“SOFR”) plus 2.00% per annum thereafter (see Note 3 to our Financial Statements).

In August 2020, we borrowed $22.9 million related to GEnx engine performance upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 0.95%.

In October 2020, we borrowed $16.3 million related to GEnx engine performance upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 0.90%.

Operating Activities. For 2020, Net cash provided by operating activities was $1,009.5 million, which primarily reflected Net income of $360.3 million, noncash adjustments of $328.1 million for Depreciation and amortization, $133.6 million for deferred taxes and $71.1 million for Unrealized loss on financial instruments, a $115.5 million increase in Accounts payable and accrued liabilities, and a $26.1 million decrease in Accounts receivable.  Partially offsetting these items was a $56.7 million increase in Prepaid expenses, current assets, and other assets.  For 2019, Net cash provided by operating activities was $300.3 million, which primarily reflected noncash adjustments of $638.4 million for a Special charge, $316.8 million for Depreciation and amortization, and $25.2 million for Stock-based compensation.  Partially offsetting these items was a $293.1 million Net Loss, noncash adjustments of $180.6 million for deferred taxes and $75.1 million for Unrealized gain on financial instruments, and a $66.8 million increase in Prepaid expenses, current assets, and other assets, a $47.8 million decrease in Accounts payable and accrued liabilities, and a $22.5 million increase in Accounts receivable.

Investing Activities. For 2020, Net cash used for investing activities was $145.3 million, consisting primarily of $184.3 million of payments for flight equipment and modifications, and $78.9 million of core capital expenditures, excluding flight equipment, partially offset by $126.3 million of proceeds from the disposal of aircraft.  Payments for flight equipment and modifications during 2020 were primarily related to spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2020 were funded through working capital and the financings discussed above.  For 2019, Net cash used for investing activities was $285.8 million, consisting primarily of $214.2 million of payments for flight equipment and modifications, and $133.6 million of core capital expenditures, excluding flight equipment and insurance proceeds of $38.1 million. Payments for flight equipment and modifications during 2019 were primarily related to 767-300 passenger aircraft and related freighter conversion costs, spare engines and GEnx engine performance upgrade kits.

Financing Activities. For 2020, Net cash used for financing activities was $121.4 million, which primarily reflected $429.7 million of payments on debt obligations, $175.0 million of payments on our revolving credit facility and $14.4 million in payments of maintenance reserves, partially offset by proceeds from debt issuance of $417.7 million, proceeds from our revolver credit facility of $75.0 million, and $15.2 million of customer maintenance reserves and deposits received.  For 2019, Net cash used for financing activities was $133.9 million, which primarily reflected $344.7 million of payments on debt obligations, partially offset by proceeds from debt issuance of $116.0 million, proceeds from our revolver credit facility of $100.0 million, and $14.7 million of customer maintenance reserves and deposits received.

In response to the COVID-19 pandemic, we have significantly reduced nonessential employee travel, reduced the use of contractors, limited ground staff hiring, implemented a number of other cost reduction initiatives and taken actions to increase liquidity and strengthen our financial position, including participation in the Payroll Support Program and deferral of the payment of the employer portion of social security taxes as provided for under the CARES Act.  In connection with our participation in the Payroll Support Program, we agreed not to repurchase shares in the open market of, or make dividend payments with respect to, our common stock through September 30, 2021.  We consider Cash and cash equivalents (excluding the remaining Payroll Support Program proceeds to be used exclusively for the payment of certain employee wages, salaries and benefits of the PSP Recipients), Net cash provided by operating activities and availability under our revolving credit facility to be sufficient to meet our debt and lease obligations, and to fund committed and core capital expenditures for 2021.  Core capital expenditures for 2021 are expected to range from $110.0 to $120.0 million, which excludes flight equipment and capitalized interest.  Committed capital expenditures for flight equipment for 2021 are expected to be $264.7 million. These expenditures include pre-delivery payments for our January 2021 agreement to purchase four 747-8F aircraft from Boeing that are expected to be delivered from May 2022 through October 2022, spare engines, and 747-400 passenger aircraft (to be used for both replacement of older passenger aircraft in service as well as spare engines and parts).

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

We do not expect to pay any significant U.S. federal income tax in the foreseeable future.  Our business operations are subject to income tax in several foreign jurisdictions and in many states.  We do not expect to pay any significant cash income taxes for at least several years in these foreign jurisdictions and states.  We may repatriate the unremitted earnings of our foreign subsidiaries to the extent taxes are insignificant.

Contractual Obligations

The table below provides details of our balances outstanding under credit agreements and future cash contractual obligations as of December 31, 2020 (in millions):

	Total	Payments Due by Period
	Obligations	2021	2022	2023	2024	2025	Thereafter
Debt(1)	$2,348.2	$288.6	$514.7	$470.2	$505.4	$102.8	$466.5
Interest on debt (2)	240.4	66.5	54.5	40.5	22.4	15.9	40.6
Finance leases (3)	89.7	26.9	6.2	6.1	6.0	6.0	38.5
Interest on finance leases	38.9	5.2	4.9	4.7	4.5	4.2	15.4
Operating leases (3)	518.7	174.1	130.9	78.3	65.3	20.3	49.8
Total Contractual Obligations	$3,235.9	$561.3	$711.2	$599.8	$603.6	$149.2	$610.8

(1)	Debt reflects gross amounts (see Note 9 to our Financial Statements for a discussion of the related unamortized discount).
(2)	Amount represents interest on fixed and floating rate debt at December 31, 2020.
(3)	See Note 10 to our Financial Statements for a discussion of our operating and finance lease liabilities.

In addition to the amounts in the table above, we have a remaining cash commitment of up to $35.3 million to fund our Dry Leasing joint venture with Bain Capital before December 2022.

See Note 2 to our Financial Statements for a description of our committed expenditures.

Description of Our Debt Obligations

See Note 9 to our Financial Statements for a description of our debt obligations.

Off-Balance Sheet Arrangements

See Note 10 to our Financial Statements for a discussion of aircraft-leasing trusts that meet the criteria for variable interest entities.  We have not consolidated any of the aircraft-leasing trusts in which we are not the primary beneficiary.

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

Stock Price.  Our earnings are affected by changes in our common stock price due to the impact those changes have on the fair value of our liability for warrants issued to a customer (See Note 8 to our Financial Statements for a description of the warrants).  As of December 31, 2020, our customer warrant liability was $31.5 million.  If our stock price would have increased or decreased resulting in a hypothetical 20% change in the fair value of the customer warrant liability as of December 31, 2020, we would have recognized an additional unrealized loss or gain of approximately $6.3 million in 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Atlas Air Worldwide Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Atlas Air Worldwide Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Heavy Maintenance Costs

As described in Note 2 to the consolidated financial statements, the Company accounts for heavy maintenance costs for airframes and engines using the direct expense method, except for airframes and engines used in the Dry Leasing segment and engines used on 747-8F aircraft, which are accounted for using the deferral method. Under the direct expense method, heavy maintenance costs are charged to expense upon induction, based on management’s best estimate of the costs. Under the deferral method, the Company defers the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required. Heavy maintenance costs are included in operating expenses and are presented as a component of the maintenance, materials and repairs expense of $506.3 million for the year ended December 31, 2020. Accrued heavy maintenance is included in accrued liabilities and represents a significant portion of the maintenance accruals of $142.4 million (which includes heavy maintenance costs that are direct expensed, deferred, or accounted for as capital expenditures) as of December 31, 2020. When estimating the expected cost for each heavy maintenance event, management considers multiple factors, including historical costs and experience and information provided by third party maintenance providers. These estimates may be subsequently adjusted for changes and the final determination of actual costs incurred.

The principal considerations for our determination that performing procedures relating to heavy maintenance costs is a critical audit matter are (i) the significant judgment by management when developing the estimated costs for heavy maintenance events, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the estimated costs for uncompleted heavy maintenance events and management’s significant assumptions related to historical costs and experience and information provided by third party maintenance providers.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accounting for heavy maintenance costs, including controls over management’s process to estimate and monitor the costs of uncompleted heavy maintenance events. These procedures also included, among others, testing management’s process for developing the estimated costs for uncompleted heavy maintenance events. This included evaluating the appropriateness of the methods and reasonableness of the significant assumptions used by management in developing the estimated costs for uncompleted heavy maintenance events, testing the completeness and accuracy of historical costs and experience data used in the estimate, and assessing management’s process for monitoring the estimated costs of ongoing heavy maintenance events. Evaluating management’s assumptions related to historical costs and experience and information provided by third party maintenance providers involved evaluating whether the assumptions were reasonable considering (i) past performance of comparable heavy maintenance events, (ii) testing information from third party maintenance providers on a sample basis, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit, such as testing for unrecorded liabilities and subsequent event procedures.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 18, 2021

We have served as the Company’s auditor since 2007.

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$845,589	$103,029
Restricted cash	10,692	10,401
Short-term investments	-	879
Accounts receivable, net of allowance of $1,233 and $1,822, respectively	265,521	290,119
Prepaid expenses, assets held for sale and other current assets	95,919	228,103
Total current assets	1,217,721	632,531
Property and Equipment
Flight equipment	5,061,387	4,880,424
Ground equipment	86,670	83,584
Less: accumulated depreciation	(1,147,613)	(977,883)
Flight equipment modifications in progress	110,150	67,101
Property and equipment, net	4,110,594	4,053,226
Other Assets
Operating lease right-of-use assets	255,805	231,133
Deferred costs and other assets	374,242	391,895
Intangible assets, net and goodwill	70,826	76,856
Total Assets	$6,029,188	$5,385,641

Liabilities and Equity
Current Liabilities
Accounts payable	$107,604	$79,683
Accrued liabilities	583,160	481,725
Current portion of long-term debt and finance leases	298,690	395,781
Current portion of long-term operating leases	157,732	141,973
Total current liabilities	1,147,186	1,099,162
Other Liabilities
Long-term debt and finance leases	2,020,451	1,984,902
Long-term operating leases	318,850	392,832
Deferred taxes	203,586	74,040
Financial instruments and other liabilities	77,576	42,526
Total other liabilities	2,620,463	2,494,300
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,877,533 and 31,048,842 shares issued, 27,517,297 and 25,870,876 shares outstanding (net of treasury stock), as of December 31, 2020 and December 31, 2019, respectively	329	310
Additional paid-in capital	873,874	761,715
Treasury stock, at cost; 5,360,236 and 5,177,966 shares, respectively	(217,889)	(213,871)
Accumulated other comprehensive loss	(1,904)	(2,818)
Retained earnings	1,607,129	1,246,843
Total stockholders’ equity	2,261,539	1,792,179
Total Liabilities and Equity	$6,029,188	$5,385,641

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018

Operating Revenue	$3,211,116	$2,739,189	$2,677,724

Operating Expenses
Salaries, wages and benefits	737,963	599,811	536,120
Maintenance, materials and repairs	506,297	381,701	359,300
Aircraft fuel	440,649	483,827	467,569
Depreciation and amortization	257,672	251,097	217,340
Navigation fees, landing fees and other rent	155,107	144,809	158,911
Travel	154,792	189,211	166,487
Passenger and ground handling services	138,822	130,698	118,973
Aircraft rent	96,865	155,639	162,444
Loss (gain) on disposal of aircraft	(7,248)	5,309	-
Special charge	16,265	638,373	9,374
Transaction-related expenses	2,780	4,164	2,111
Other	216,384	215,521	195,553
Total Operating Expenses	2,716,348	3,200,160	2,394,182

Operating Income (Loss)	494,768	(460,971)	283,542

Non-operating Expenses (Income)
Interest income	(1,076)	(4,296)	(6,710)
Interest expense	114,635	120,330	119,378
Capitalized interest	(925)	(2,274)	(4,727)
Loss on early extinguishment of debt	81	804	-
Unrealized loss (gain) on financial instruments	71,053	(75,109)	(123,114)
Other income, net	(185,742)	(27,668)	(10,659)
Total Non-operating Expenses (Income)	(1,974)	11,787	(25,832)

Income (loss) from continuing operations before income taxes	496,742	(472,758)	309,374
Income tax expense (benefit)	136,456	(179,645)	38,727

Income (loss) from continuing operations, net of taxes	360,286	(293,113)	270,647

Loss from discontinued operations, net of taxes	-	-	(80)

Net Income (Loss)	$360,286	$(293,113)	$270,567
Earnings (Loss) per share from continuing operations:
Basic	$13.64	$(11.35)	$10.60
Diluted	$13.50	$(11.35)	$5.22
Loss per share from discontinued operations:
Basic	$-	$-	$(0.00)
Diluted	$-	$-	$(0.00)
Earnings (loss) per share:
Basic	$13.64	$(11.35)	$10.60
Diluted	$13.50	$(11.35)	$5.22
Weighted average shares:
Basic	26,408	25,828	25,542
Diluted	26,690	25,828	28,281

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net Income (Loss)	$360,286	$(293,113)	$270,567
Other comprehensive income:
Reclassification to interest expense	1,178	1,336	1,485
Income tax benefit	(264)	(322)	(354)
Other comprehensive income	914	1,014	1,131
Comprehensive Income (Loss)	$361,200	$(292,099)	$271,698

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2020	2019	2018

Operating Activities:
Income (loss) from continuing operations, net of taxes	$360,286	$(293,113)	$270,647
Less: Loss from discontinued operations, net of taxes	-	-	(80)
Net Income (Loss)	360,286	(293,113)	270,567

Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation and amortization	328,101	316,821	265,553
Accretion of debt securities discount	(2)	(244)	(888)
Provision for expected credit losses	463	41	12
Loss on early extinguishment of debt	81	804	-
Special charge, net of cash payments	16,265	638,373	9,374
Unrealized loss (gain) on financial instruments	71,053	(75,109)	(123,114)
Loss (gain) on disposal of aircraft	(7,248)	5,309	-
Deferred taxes	133,598	(180,553)	42,580
Stock-based compensation	21,997	25,189	20,305
Changes in:
Accounts receivable	26,132	(22,524)	(74,038)
Prepaid expenses, current assets and other assets	(56,716)	(66,843)	(57,081)
Accounts payable, accrued liabilities and other liabilities	115,532	(47,807)	72,310
Net cash provided by operating activities	1,009,542	300,344	425,580
Investing Activities:
Capital expenditures	(78,933)	(133,554)	(114,415)
Payments for flight equipment and modifications	(184,273)	(214,236)	(599,401)
Investment in joint ventures	(9,298)	(2,028)	(1,050)
Proceeds from insurance	-	38,133	-
Proceeds from investments	881	15,624	13,604
Proceeds from disposal of aircraft	126,335	10,300	-
Net cash used for investing activities	(145,288)	(285,761)	(701,262)
Financing Activities:
Proceeds from debt issuance	417,733	115,992	471,625
Payment of debt issuance costs	(6,100)	(2,404)	(9,622)
Payments of debt and finance lease obligations	(429,749)	(344,674)	(250,015)
Proceeds from revolving credit facility	75,000	100,000	135,000
Payment of revolving credit facility	(175,000)	-	(135,000)
Customer maintenance reserves and deposits received	15,168	14,736	15,590
Customer maintenance reserves paid	(14,437)	(8,174)	(250)
Treasury shares withheld for payment of taxes	(4,018)	(9,370)	(10,769)
Net cash provided by (used for) financing activities	(121,403)	(133,894)	216,559
Net increase (decrease) in cash, cash equivalents and restricted cash	742,851	(119,311)	(59,123)
Cash, cash equivalents and restricted cash at the beginning of period	113,430	232,741	291,864
Cash, cash equivalents and restricted cash at the end of period	$856,281	$113,430	$232,741

Noncash Investing and Financing Activities:

Acquisition of property and equipment included in Accounts payable and accrued liabilities	$36,619	$37,390	$23,498
Acquisition of property and equipment acquired under operating leases	$91,538	$28,827	$-
Acquisition of flight equipment under finance lease	$18,476	$10,825	$-
Customer maintenance reserves settled with sale of aircraft	$6,497	$-	$-
Issuance of shares related to settlement of warrant liability	$49,545	$-	$-

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained	Total
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2017	$301	$(193,732)	$715,735	$(3,993)	$1,271,545	$1,789,856
Net Income	-	-	-	-	270,567	270,567
Other comprehensive income	-	-	-	1,131	-	1,131
Cumulative effect of change in accounting principle	-	-	-	-	(3,126)	(3,126)
Stock-based compensation	-	-	20,305	-	-	20,305
Treasury shares 180,084 withheld for payment of taxes	-	(10,769)	-	-	-	(10,769)
Issuance of 477,923 shares of restricted stock	5	-	(5)	-	-	-
Reclassification of tax effect on other comprehensive loss	-	-	-	(970)	970	-
Balance at December 31, 2018	$306	$(204,501)	$736,035	$(3,832)	$1,539,956	$2,067,964
Net Loss	-	-	-	-	(293,113)	(293,113)
Other comprehensive income	-	-	-	1,014	-	1,014
Stock-based compensation	-	-	25,189	-	-	25,189
Issuance of warrants	-	-	495	-	-	495
Treasury shares of 185,688 withheld for payment of taxes	-	(9,370)	-	-	-	(9,370)
Issuance of 466,271 shares of restricted stock	4	-	(4)	-	-	-
Balance at December 31, 2019	$310	$(213,871)	$761,715	$(2,818)	$1,246,843	$1,792,179
Net Income	-	-	-	-	360,286	360,286
Other comprehensive income	-	-	-	914	-	914
Stock-based compensation	-	-	21,997	-	-	21,997
Issuance of warrants	-	-	40,636	-	-	40,636
Treasury shares of 182,270 withheld for payment of taxes	-	(4,018)	-	-	-	(4,018)
Issuance of 1,375,421 shares related to settlement of warrant	14	-	49,531	-	-	49,545
Issuance of 453,270 shares of restricted stock	5	-	(5)	-	-	-
Balance at December 31, 2020	$329	$(217,889)	$873,874	$(1,904)	$1,607,129	$2,261,539

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2020

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the amounts reported in these financial statements and the related disclosures. Actual results may differ from those estimates.  Estimates are used in determining, among other items, asset lives and residual values, cash flows and fair values for impairments, operating lease right-of-use assets, heavy maintenance costs, income tax accounting, business combinations, intangible assets, warrants, contingent liabilities (including, but not limited to litigation accruals), valuation allowances (including, but not limited to, those related to receivables, expendable parts inventory and deferred taxes), revenue, long-term incentive compensation and self-insured employee benefit accruals.

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

Charter Services

Our performance obligations under Charter contracts involve the provision of cargo and passenger aircraft charter services to customers, including the U.S. Military Air Mobility Command (“AMC”), brokers, freight forwarders, direct shippers, airlines, e-commerce retailers, manufacturers, sports teams and fans, and private charter customers.  Our obligations are for one or more flights based on a specific origin and destination.  We also provide limited airport-to-airport cargo services to select markets, including several cities in South America.  The customer pays a fixed charter fee or a variable fee generally based on the weight of cargo flown and we typically bear all direct operating costs for both cargo and passenger charters, which include fuel, insurance, landing and navigation fees, and most other operational fees and costs.  When we purchase cargo capacity from our ACMI customers for Charter flights, we are responsible for selling the capacity we purchase.  We record revenue related to such purchased capacity as part of Charter revenue and record the related expenses in Navigation fees, landing fees and other rent.

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

Dry Leasing

Our performance obligations under Dry Lease contracts involve the provision of aircraft and engines to customers for compensation that is typically based on a fixed monthly amount and all are accounted for as operating leases.  We record Dry Lease rental income from fixed payments on a straight-line basis over the term of the operating lease.  Dry Lease rental income subject to adjustment based on an index is recognized on a straight-line basis over each adjustment period.  Our Dry Leases typically do not contain purchase options, renewal options or residual guarantees.  In addition, our Dry Leases typically do not contain early termination options.  If they do, there are typically substantial termination penalties.  Rentals received but unearned under the lease agreements are recorded as deferred revenue and included in Accrued liabilities until earned.

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

Accounts Receivable

We perform a monthly evaluation of our accounts receivable and establish an allowance for expected credit losses based on our best estimate, using a broad range of information including historical information, current conditions and forecasts.  Account balances are written off against the allowance when we determine that the receivable will not be recovered (see Note 5).

Expendable Parts

Expendable parts, materials and supplies for flight equipment are carried at average acquisition costs and are included in Prepaid expenses, held for sale and other current assets.  When used in operations, they are charged to maintenance expense.  Allowances for excess and obsolescence for expendable parts expected to be on hand at the date aircraft are retired from service are provided over the estimated useful lives of the related airframes and engines.  These allowances are based on management estimates, which are subject to change as conditions in the business evolve. The net book value of expendable parts inventory was $52.5 million as of December 31, 2020 and $48.3 million at December 31, 2019, net of allowances for obsolescence of $34.9 million at December 31, 2020 and $30.4 million at December 31, 2019.

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

Depreciation expense related to property and equipment was $205.1 million in 2020, $220.2 million in 2019 and $196.6 million in 2018.

The net book value of flight equipment on dry lease to customers was $1,395.8 million as of December 31, 2020 and $1,465.1 million as of December 31, 2019.  The accumulated depreciation for flight equipment on dry lease to customers was $334.0 million as of December 31, 2020 and $260.4 million as of December 31, 2019.

Rotable parts are recorded in Property and equipment, net, and are depreciated over their average remaining fleet lives and written off when they are determined to be beyond economic repair.  The net book value of rotable parts inventory was $278.0 million as of December 31, 2020 and $244.8 million as of December 31, 2019.

During the fourth quarter of 2019, we recorded an impairment charge of $33.6 million to write down certain rotable parts related to our 747-400 freighter fleet.  See Note 6 for further discussion.

Committed expenditures to acquire aircraft and spare engines are expected to be $264.7 million in 2021 and $458.3 million in 2022.  These expenditures include our January 2021 agreement to purchase four 747-8F aircraft from Boeing that are expected to be delivered from May 2022 through October 2022, spare engines, and 747-400 passenger aircraft (to be used for both replacement of older passenger aircraft in service as well as spare engines and parts).

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

The total amount of goodwill was $40.4 million, which is included in Intangible assets, net and goodwill in the consolidated balance sheets as of December 31, 2020 and 2019 (see Note 7).  During the fourth quarter of 2020, we performed a qualitative analysis and determined that goodwill was not impaired.

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

In developing estimates for flight equipment, operating lease right-of-use assets, cash flows and our incremental borrowing rate, we use external appraisals, adjusted for maintenance condition, as necessary; bids received from independent third parties; industry data; anticipated utilization of the assets; revenue generated; associated costs; length of service and estimated residual values.  See Note 6 for a discussion of impairment charges.

Variable Interest Entities and Off-Balance Sheet Arrangements

Dry Leasing Joint Venture

We hold a 10% interest in a joint venture with an unrelated third party, which we entered into in December 2019, to develop a diversified freighter aircraft dry leasing portfolio.  Through Titan, we provide aircraft- and lease-management services to the joint venture for fees based upon aircraft assets under management, among other things.  Our investment in the joint venture is accounted for under the equity method of accounting.  Under the joint venture, we have a commitment to provide of up to $40.0 million of capital contributions before December 2022, of which $4.7 million has been contributed as of December 31, 2020.  Our maximum exposure to losses from the entity is limited to our investment.  The joint venture has third-party debt obligations of $50.4 million that are not guaranteed by us.  In November 2020, we completed a sale-leaseback transaction under an eight-year operating lease for a 777-200LRF with the joint venture and received proceeds from the sale of $80.7 million.

The following table summarizes our transactions with our dry leasing joint venture:

	For the Years Ended December 31,
Revenue and Expenses:	2020	2019
Revenue from dry leasing joint venture	$1,256	$-
Aircraft rent to dry leasing joint venture	1,275	-

Aggregate Carrying Value of Joint Venture as of:	December 31, 2020	December 31, 2019
Aggregate Carrying Value of Dry Leasing Joint Venture	$4,438	$1,500

Parts Joint Venture

We hold a 50% interest in a joint venture with an unrelated third party to purchase rotable parts and provide repair services for those parts, primarily for 747-8F aircraft.  The joint venture is a variable interest entity and we have not consolidated the joint venture because we are not the primary beneficiary as we do not exercise financial control.  Our investment in the joint venture is accounted for under the equity method of accounting and was $21.0 million as of December 31, 2020 and $20.0 million as of December 31, 2019. Our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts.  The joint venture does not have any third-party debt obligations.  We had Accounts payable to the joint venture of $0.9 million as of December 31, 2020 and $0.5 million as of December 31, 2019.

EETCs

A portion of our operating aircraft are owned or effectively owned and leased through trusts established specifically to purchase, finance and lease aircraft to us.  In three separate transactions, we issued enhanced equipment trust certificates (“EETCs”) to finance the acquisition of five 747-400F aircraft.  These leasing entities meet the criteria for variable interest entities.  We have not consolidated any of the aircraft-leasing trusts because we are not the primary beneficiary. We account for these leases as operating leases, see Note 10 for further discussion.

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

	2020	2019
Beginning balance, net	$184,279	$103,647
Deferred maintenance costs	50,322	113,076
Disposals	-	(10,450)
Amortization of deferred maintenance	(43,298)	(21,994)
Ending balance, net	$191,303	$184,279

Foreign Currency

While most of our revenues are denominated in U.S. dollars, our results of operations may be exposed to the effect of fluctuations in the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  Gains or losses resulting from foreign currency transactions are included within Non-operating Expense (Income).

Long-term Incentive Compensation

We have various long-term incentive compensation plans, including stock-based plans for certain employees and outside directors, which are described more fully in Note 15.  We recognize compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period for each award based on the fair value on grant date.  We estimate restricted stock unit forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  As a result, we record stock-based compensation expense only for those awards that are expected to vest.

Recent Accounting Pronouncements Adopted in 2020

In November 2019, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance for share-based payment awards issued to a customer.  The amended guidance requires share-based payment awards issued to a customer to be recorded as a reduction of the transaction price in revenue based on the fair value at grant date and to be classified on the balance sheet using accounting guidance for stock-based compensation. The amended guidance was effective for fiscal years beginning after December 15, 2019.  Effective January 1, 2020, we adopted the amended guidance and applied the modified retrospective approach to the most current period presented.  As a result, $14.6 million, or approximately 60% of our customer warrant liability of $24.3 million related to revenue contracts, which was included in Financial instruments and other liabilities as of December 31, 2019, was reclassified as Additional paid-in capital within Total stockholders’ equity on January 1, 2020.  As a result, these customer warrants are no longer marked-to-market at the end of each reporting period with changes in fair value recorded as an unrealized loss (gain) on financial instruments.  The amended guidance did not impact the accounting for the remaining portion of our customer warrant liability related to Dry Lease contracts, which was approximately $9.7 million or approximately 40% of the total customer warrant liability, as of December 31, 2019.  The new guidance did not impact how we account for the amortization of the customer incentive asset (see Note 8 for further discussion).

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

Recent Accounting Pronouncements Adopted in 2019

In February 2016, the FASB amended its accounting guidance for leases.  Subsequently, the FASB issued several clarifications and updates.  The guidance requires a lessee to recognize assets and liabilities on the balance sheet arising from leases with terms greater than 12 months.  While lessor accounting guidance is relatively unchanged, certain amendments were made to conform with changes made to lessee accounting and the amended revenue recognition guidance.  The new guidance continues to classify leases as either finance or operating, with classification affecting the presentation and pattern of expense and income recognition, in the statement of operations.  It also requires additional quantitative and qualitative disclosures about leasing arrangements.  We adopted the new guidance on January 1, 2019 using the modified retrospective approach, which was applied beginning on the adoption date.  The adoption did not have a material effect on our consolidated statements of operations or cash flows. We recognized operating lease right-of-use assets, net of pre-existing deferred rent and operating lease intangibles, and operating lease liabilities on our consolidated balance sheets of approximately $596.9 million and $650.0 million, respectively, on the adoption date (see Note 10).

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB amended its accounting guidance for certain financial instruments with characteristics of liabilities and equity, including convertible debt instruments.  For convertible debt with a cash conversion feature, the amended guidance removes the current accounting model to separately account for the liability and equity components, which currently results in the amortization of a debt discount to interest expense.  Under this amended guidance, such convertible debt will be accounted for as a single debt instrument with no amortization of a debt discount, unless certain other conditions are met.  The amended guidance also requires the use of the if-converted method when calculating the dilutive impact of convertible debt on earnings per share.  The amended guidance is effective as of the beginning of 2022, with early adoption permitted no earlier than the beginning of 2021.  The two permitted transition methods under the guidance are the full retrospective approach, under which the guidance is applied to all periods presented, or the modified retrospective approach, under which the guidance is applied only to the most current period presented.  While we are still assessing the impact the amended guidance will have on our consolidated financial statements, we plan to adopt this amended guidance at the beginning of 2022 and expect it will result in a material reclassification from equity to debt and a reduction in interest expense.  In addition, the amended guidance is expected to result in a material reduction of diluted earnings per share due to the use of the if-converted method rather than the treasury method currently used to calculate the dilutive impact of convertible debt.

3. COVID-19 Pandemic

COVID-19

In December 2019, COVID-19 was first reported in China and has since spread to most other regions of the world.  In March 2020, COVID-19 was determined to be a global pandemic by the World Health Organization.  During 2020, this public health crisis disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in flight cancellations by certain of our ACMI customers and lower AMC passenger flying as the military took precautionary measures to limit the movement of personnel.  A reduction of available cargo capacity provided by passenger airlines and increased demand for transporting goods due to the COVID-19 pandemic also resulted in increased commercial charter cargo yields, net of fuel, during 2020.  We have incurred and expect to incur significant additional costs, including premium pay for pilots operating in certain areas significantly impacted by COVID-19; other operational costs, including costs for continuing to provide a safe working environment for our employees; and higher crew costs related to increased pay rates resulting from our interim agreement with our pilots beginning in May 2020.  In addition, the availability of hotels and restaurants; evolving COVID-19-related travel restrictions and health screenings; and cancellations of passenger flights by other airlines globally or airport closures have impacted and could further impact our ability to position employees to operate our aircraft.

To mitigate the impact of any COVID-19 pandemic disruptions, we have:

•	significantly reduced nonessential employee travel;
•	reduced the use of contractors;
•	limited ground staff hiring;
•	secured vendor pricing discounts for engine overhauls and other maintenance;
•	implemented a number of other cost reduction initiatives;
•	taken other actions, such as the sale of certain nonessential assets;
•

entered into a Payroll Support Program Agreement (the “PSP Agreement”) with the U.S. Department of the Treasury (the “U.S. Treasury”), with respect to payroll support funding (the “Payroll Support Program”) available to cargo air carriers under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (see discussion below); and

•	deferred payment of the employer portion of social security taxes as provided for under the CARES Act through the end of 2020.

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

In connection with the Payroll Support Program, we are required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the PSP Agreement be used exclusively for the payment of certain employee wages, salaries and benefits of the PSP Recipients.  The Payroll Support Program subjects the PSP Recipients and certain of their affiliates to a number of restrictions, including prohibitions against repurchasing shares in the open market of, or making dividend payments with respect to, our common stock through September 30, 2021, as well as certain limitations on executive compensation until March 24, 2022.  Under the PSP Agreement, we must also maintain certain internal controls and records relating to the payroll support funding and we are subject to additional reporting obligations.

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

The Promissory Note bears interest on the outstanding principal amount at a rate of 1.00% per annum until the fifth anniversary of the PSP Closing Date and the applicable Secured Overnight Financing Rate (“SOFR”) plus 2.00% per annum thereafter, and interest accrued thereon is payable in arrears on the last business day of March and September of each year.  The aggregate principal amount outstanding under the Promissory Note, together with all accrued and unpaid interest thereon and all other amounts payable under the Promissory Note, will be due and payable in May 2030.  The Promissory Note contains customary representations and warranties, covenants and events of default provisions.  Interest expense is recognized using the effective interest method over the term of the Promissory Note.

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

The Warrant Agreement provides the U.S. Treasury certain registration rights with respect to each warrant and the underlying common stock.  Each warrant is exercisable at an exercise price of $31.95 per share of common stock (which was the closing price of our common stock on the Nasdaq Global Select Market on May 1, 2020) and will expire on the fifth anniversary of the issue date of such warrant.  Each warrant may be settled through net share settlement or net cash settlement, at our option.  Each warrant includes customary antidilution provisions and is freely transferable with registration rights.  The U.S. Treasury is not permitted to vote any shares it acquires upon exercise of each warrant.  The grant date fair value, as determined using the Black-Scholes model, of each warrant was recognized as Additional paid-in capital and totaled $14.4 million.  Each warrant will not be remeasured as long as it continues to meet the conditions for equity classification.  As of December 31, 2020, no portion of the warrants have been exercised.

We recognized deferred grant income within Accrued liabilities for the difference between the PSP proceeds received and the amounts recognized for the Promissory Note and the Warrant Agreement for each installment.  Grant income is subsequently recognized within Other income, net in the consolidated statement of operations on a pro-rata basis over the periods that the qualifying employee wages, salaries and benefits are paid.  For 2020, we recognized grant income of $151.6 million.  We expect to recognize the remainder of the grant income through the first quarter of 2021.

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

The BSA established DHL’s capacity purchase commitments on Polar flights. The BSA gives DHL the option to terminate the agreements for convenience by giving us a one-year notice on or before October 27, 2022, which would be effective on October 27, 2023.  Either party may terminate for cause (as defined) at any time.  With respect to DHL, “cause” includes Polar’s inability to meet certain departure and arrival criteria for an extended period of time and upon certain change-of-control events, in which case DHL may be entitled to liquidated damages from Polar.  Except for any liquidated damages that we could incur as described above, we do not have any continuing financial exposure to fund debt obligations or operating losses of Polar.

Combined with Polar, we provide ACMI, CMI, Charter and Dry Leasing services to support DHL’s transpacific express, North American, intra-Asian, and global networks.  In addition, we fly between the Asia Pacific region, the Middle East and Europe on behalf of DHL and other customers.  Atlas also provides incremental charter capacity to Polar and DHL from time to time.

The following table summarizes the aircraft types, services and number of aircraft provided to Polar and DHL as of December 31, 2020:

Aircraft	Service	Total
747-8F	ACMI	6
747-400F	ACMI	3
777-200LRF	CMI	6
777-200LRF	CMI and Dry Leasing	2
777-200LRF	Dry Leasing	2
767-300	CMI and Dry Leasing	2
767-300	CMI	2
767-200	CMI	7
Total		30

The following table summarizes our transactions with Polar:

	For the Years Ended December 31,
Revenue and Expenses:	2020	2019	2018
Revenue from Polar	$323,907	$374,236	$412,793
Ground handling and airport fees to Polar	3,302	2,202	2,301

Accounts receivable/payable as of:	December 31, 2020	December 31, 2019
Receivables from Polar	$31,079	$10,855
Payables to Polar	3,477	2,161

Aggregate Carrying Value of Polar Investment as of:	December 31, 2020	December 31, 2019
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

In addition to the amounts in the table above, Atlas recognized revenue of $226.8 million in 2020, $101.3 million in 2019, and $106.9 million in 2018 from flying on behalf of Polar.

5. Supplemental Balance Sheet and Cash Flow Information

Accounts Receivable

Accounts receivable, net of allowances related to customer contracts, excluding Dry Leasing contracts, was $195.6 million as of December 31, 2020 and $247.5 million as of December 31, 2019.

Allowance for expected credit losses, included within Accounts receivable, is as follows:

	2020	2019	2018
Beginning balance	$1,822	$1,563	$1,494
Bad debt expense	463	41	12
Amounts written off, net of recoveries	(1,052)	218	57
Ending balance	$1,233	$1,822	$1,563

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2020	2019
Maintenance	$142,374	$136,315
Salaries, wages and benefits	136,753	75,719
Customer maintenance reserves	93,092	110,355
Deferred revenue	41,665	26,357
Deferred grant income	40,944	-
Aircraft fuel	24,578	28,821
Other	103,754	104,158
Accrued liabilities	$583,160	$481,725

Revenue Contract Liability

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition.  The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Deferred Revenue liability balances during the year ended December 31, 2020 were as follows:

Deferred Revenue
Balance as of December 31, 2019	$19,234
Revenue recognized	(228,365)
Amounts collected or invoiced	239,422
Balance as of December 31, 2020	$30,291

Supplemental Cash Flow Information

Cash interest paid to lenders is calculated on the face amount of our various debt instruments based on the contractual interest rates in effect during each payment period.

The following table summarizes interest and income taxes paid:

	2020	2019	2018
Interest paid	$76,310	$88,788	$86,168
Income taxes paid, net of refunds	$1,170	$(1,715)	$695

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$845,589	$103,029
Restricted cash	10,692	10,401
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$856,281	$113,430

6. Special Charge and Other Income

2020 Special Charge

As described further in the 2019 Special Charge below, we had two 737-400 passenger aircraft that were previously used for training purposes, certain spare CF6-80 engines and three aircraft in our Dry Leasing portfolio classified as held for sale as of December 31, 2019.  During 2020, we received net proceeds of $126.3 million from the completion of the sales of some of the spare CF6-80 engines and three aircraft in our Dry Leasing portfolio, and recognized a net gain of $7.2 million.  During 2020, we recognized an impairment loss of $16.3 million related to fair value adjustments for assets held for sale, within Special charge in the consolidated statements of operations. We estimated the fair value of these assets, less costs to sell, based on bids received from independent third parties or recently completed sales. The carrying value of the assets held for sale as of December 31, 2020 was $14.1 million, which was included within Prepaid expense, held for sale and other current assets in the consolidated balance sheets. These assets are classified as Level 3 under the fair value hierarchy as of December 31, 2020 (see Note 12). Sales of the remaining aircraft and engines held for sale are expected to be completed during 2021.

2019 Special Charge

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

Our reviews in 2019 of all other asset groups, which included the remainder of our flight equipment, did not identify any indicators of impairment.  Despite the conditions described above that impacted our 747-400 freighter fleet used in our ACMI and Charter segments, demand remained strong and often increased for our other freighter fleet types used in those segments.  These include 747-8F, 777-200LRF and 767-300 freighter aircraft, which are used primarily to provide ACMI and CMI services for express and e-commerce customers.

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

In determining fair value, we obtained appraisals or bids from independent third parties for these assets, which considered the effects of the current market environment, age of the assets, and marketability.  For rotable parts, the appraisals considered the maintenance condition of the parts.  For our owned 747-400 freighter aircraft and spare engines, we made adjustments to the appraisals to reflect the impact of their current maintenance condition to determine fair value.  Our estimate of fair value was not based on distressed sales or forced liquidations.  The fair value for operating lease right-of-use assets was based on the present value of current market fixed lease rates utilizing our incremental borrowing rate for the remaining term of each lease.  Since the fair value was determined using unobservable inputs, the asset group was classified as Level 3 under the fair value hierarchy in November 2019 (see Note 12).

During 2019, we also incurred impairment charges related to the write-down of certain CF6-80 engines in our Dry Leasing portfolio that were sold.  In addition, we incurred impairment charges related to two 737-400 passenger aircraft that were previously used for training purposes, certain spare CF6-80 engines that were written down as part of the 747-400 freighter fleet discussed above and three aircraft in our Dry Leasing portfolio, which are all classified as held for sale as of December 31, 2019.  Depreciation ceased on the assets when they were classified as held for sale.  We estimated the fair value of these assets, less costs to sell, based on bids received from independent third parties.  The carrying value of the assets held for sale as of December 31, 2019 was $155.9 million which was included within Prepaid expense, held for sale and other current assets in the consolidated balance sheets. These assets are classified as Level 3 under the fair value hierarchy as of December 31, 2019.

The following table summarizes the Special charge in the consolidated statements of operations for the year ended December 31, 2019:

Impairment of 747-400 freighter aircraft and related assets	$580,279
Impairment of assets sold, held for sale and other	58,094
Special charge	$638,373

2018 Special Charge

During 2018, we recognized $9.4 million of impairment within Special charge in the consolidated statements of operations for the write down of CF6-80 engines that were traded in as part of our engine acquisition program and had been classified as held for sale.  Depreciation ceased on the engines when they were classified as held for sale.  All of the engines were traded in as of December 31, 2018.

Other Income

During 2020, 2019 and 2018, we recognized refunds of $39.5 million, $27.6 million and $12.4 million, respectively, related to aircraft rent paid in previous years within Other income, net in the consolidated statements of operations.

7. Intangible Assets, Net and Goodwill

The following table presents our Intangible assets, net and goodwill as of December 31:

	2020	2019
Lease intangible	$54,891	$54,891
Goodwill	40,361	40,361
Customer relationship	26,280	26,280
Less: accumulated amortization	(50,706)	(44,676)
	$70,826	$76,856

Lease intangibles resulted from the acquisition of various aircraft with in-place Dry Leases to customers on a long-term basis and are amortized on a straight-line basis over the life of the leases.  Goodwill is primarily attributable to our acquisition of Southern Air in 2016 and is related to our ACMI segment. Customer relationship represents Southern Air’s underlying relationship and agreements with DHL.

Amortization expense related to intangible assets was $6.0 million in 2020, $6.2 million in 2019 and $8.8 million in 2018.

The estimated future amortization expense of intangible assets as of December 31, 2020 is as follows:

2021	$6,030
2022	6,030
2023	4,853
2024	1,643
2025	1,643
Thereafter	10,266
Total	$30,465

8. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involve, among other things, CMI operation of up to 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  Between August 2016 and November 2018, we placed all 20 767-300 freighter aircraft into service for Amazon.  In February 2019, the number of 767-300 freighters in CMI and Dry Lease service for Amazon was reduced to 19 with the loss of an aircraft.  In September 2019, the number of 767-300 freighters in CMI service for Amazon was reduced to 17 with the early termination of CMI services for two aircraft, which remain under dry lease.

In conjunction with the agreements entered into in May 2016, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.34 per share, as adjusted (“Warrant A”).  As of December 31, 2018, this warrant to purchase 7.5 million shares, as adjusted, had vested in full.  Warrant A is exercisable in accordance with its terms through May 2021.  In October 2020, Amazon exercised 3,607,477 shares of Warrant A through a cashless exercise resulting in the issuance of 1,375,421 shares of our common stock. In January 2021, Amazon exercised the remaining 3,924,569 shares of Warrant A through a cashless exercise resulting in the issuance of 1,210,741 shares of our common stock.

The agreements entered into in May 2016 also provided incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.34 per share, as adjusted (“Warrant B”).  This warrant to purchase 3.77 million shares, as adjusted, will vest in increments of 37,660 shares, as adjusted, each time Amazon has paid $4.2 million of revenue to us, up to a total of $420.0 million, for incremental business beyond the original 20 767-300 freighters.  As of December 31, 2020, 451,920 shares, as adjusted, of Warrant B have vested.  Upon vesting, Warrant B becomes exercisable in accordance with its terms through May 2023. As of December 31, 2020, no portion of Warrant B has been exercised. In January 2021, Amazon exercised 225,960 shares of Warrant B through a cashless exercise resulting in the issuance of 69,709 shares of our common stock.

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we began providing CMI services using Boeing 737-800 freighter aircraft provided by Amazon.  The 737-800 CMI operations are for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  As of December 31, 2020, eight 737-800 freighter aircraft were operating in CMI service.  Amazon may, in its sole discretion, place up to 12 additional 737-800 freighter aircraft into service with us by May 31, 2021.

In connection with the amended agreements, we granted Amazon a warrant to acquire up to an additional 9.9% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $52.67 per share, as adjusted (“Warrant C”).  When combined with Warrant A and Warrant B, this provided Amazon with warrants to acquire up to a total of 39.9% of our outstanding common shares, as of the date of the agreements. While Amazon would be entitled to vote the shares it owns up to 14.9% of our outstanding common shares, in its discretion, it would be required to vote any shares it owns in excess of 14.9% of our outstanding common shares in accordance with the recommendation of our board of directors.  After Warrant B has vested in full, this warrant to purchase 6.66 million shares, as adjusted, would vest in increments of 45,623 shares, as adjusted, each time Amazon has paid $6.9 million of revenue to us, up to a total of $1.0 billion, for incremental business beyond Warrant A and Warrant B.  As of December 31, 2020, no portion of Warrant C has vested.  Upon vesting, Warrant C would become exercisable in accordance with its terms through March 2026.

In May 2020, the warrants issued to the U.S. Treasury (see Note 3 for further discussion) triggered an antidilution adjustment to certain terms of the Amazon warrants as reflected above.

Upon the vesting of Warrant A in previous years, the fair value of the warrant was recognized as a customer incentive asset within Deferred costs and other assets, net and is amortized as a reduction of Operating Revenue in proportion to the amount of revenue recognized over the terms of the Dry Leases and CMI agreements.  Determining the amount of amortization related to the CMI agreements requires judgment to estimate the total number of Block Hours expected over the terms of those agreements.  The fair value of Warrant A was also initially recorded as a warrant liability within Financial instruments and other liabilities (the “Amazon Warrant”).  The Amazon Warrant liability is marked-to-market at the end of each reporting period with changes in fair value recorded in Unrealized loss (gain) on financial instruments. See Note 12 for determination of fair value.

As described in Note 2, we adopted the new accounting guidance for share-based payment awards issued to a customer as of January 1, 2020.  Under the amended guidance, approximately 60% of the Amazon Warrant liability related to the CMI agreements as of January 1, 2020 was reclassified to Additional paid-in capital and will no longer be marked-to-market at the end of each reporting period.  The amended guidance does not impact the accounting for the remaining portion of the Amazon Warrant liability related to Dry Lease contracts. We recognized a net unrealized loss of $71.1 million in 2020 and net unrealized gains of $75.1 million in 2019 and $123.1 million in 2018 on the Amazon Warrant. The fair value of the Amazon Warrant liability was $31.5 million as of December 31, 2020 and $24.3 million as of December 31, 2019.  In January 2021, the Amazon Warrant liability was fully settled due to the cashless exercise of the remaining shares of Warrant A described above.

When it becomes probable that an increment of either Warrant B or C will vest and the related revenue begins to be recognized, the grant date fair value of such portion is recognized as a customer incentive asset within Deferred costs and other assets, net and is amortized as a reduction of Operating Revenue in proportion to the amount of related revenue recognized.  The grant date fair value of such increment is also recorded as Additional paid-in capital.  At the time of vesting, any amounts recorded in Additional paid-in capital related to Dry Lease contracts would be reclassified to the Amazon Warrant liability.

We amortized $39.1 million, $33.1 million and $16.2 million of the customer incentive asset as a reduction of Operating Revenue for 2020, 2019 and 2018 respectively. Amortization of the customer incentive asset in 2019 included $6.4 million of accelerated amortization related to a 767-300 aircraft that is no longer in CMI service.

Customer incentive asset included within Deferred costs and other assets is as follows:

	2020	2019
Beginning balance	$152,534	$184,720
Initial value for vested portion of warrant	11,832	949
Amortization of customer incentive asset	(39,090)	(33,135)
Ending balance	$125,276	$152,534

9. Debt

Our debt obligations, as of December 31:

		2020		2019
	Range of Maturity Dates	Interest Rates (1)	Balance	Interest Rates (1)	Balance
Ex-Im Guaranteed Notes	2024 to 2025	1.90%	$307,223	1.90%	$396,632
Term loans	2021 to 2030	3.94%	1,229,739	4.13%	1,319,754
Private Placement Facility	2025 to 2026	3.33%	98,070	3.26%	113,997
Convertible Notes	2022 to 2024	2.04%	513,500	2.04%	513,500
Revolving Credit Facility	2022	-	-	3.54%	100,000
Promissory Note	2030	1.00%	199,832	-	-
Total principal amount of debt			2,348,364		2,443,883
Less: unamortized debt discount and issuance costs			(79,905)		(103,711)
Total debt			2,268,459		2,340,172
Less current portion of debt			(276,990)		(384,895)
Long-term debt			$1,991,469		$1,955,277
(1)	Interest rates reflect weighted-average rates as of year-end.

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

The following table summarizes the terms for each term loan entered into during 2020 (in millions):

	Issue	Face	Collateral	Original	Fixed Interest
	Date	Value	Type	Term	Rate
First 2020 Term Loan	February 2020	$82.0	777-200	126 months	3.27%
Second 2020 Term Loan	February 2020	82.0	777-200	130 months	3.28%
Third 2020 Term Loan	April 2020	14.6	None	60 months	1.15%
Fourth 2020 Term Loan	August 2020	22.9	None	60 months	0.95%
Fifth 2020 Term Loan	October 2020	16.3	None	60 months	0.90%
Total		$217.8

Promissory Note

See Note 3 for a discussion of the Promissory Note we issued to the U.S. Treasury during 2020.

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

In connection with entry into the Private Placement Facility, we paid usual and customary commitment and other fees associated with this type of financing.  The Private Placement Facility is guaranteed by us and subject to customary covenants and events of default.

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

The following table lists certain key terms for the Convertible Notes:

	2015 Convertible Note	2017 Convertible Note
Fixed interest rate	2.25%	1.88%
Earliest conversion date	September 1, 2021	September 1, 2023
Initial conversion price per share	$74.05	$61.08
Conversion rate (shares for each $1,000 of principal)	13.5036	16.3713

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

The following table summarizes the convertible note hedges and related warrants:

	2015 Convertible Note	2017 Convertible Note
Convertible Note Hedges:
Number of shares (1)	3,031,558	4,731,306
Initial price per share	$74.05	$61.08
Cost of hedge	$52,903	$70,140

Convertible Note Warrants:
Number of shares (1)	3,031,558	4,731,306
Initial price per share	$95.01	$92.20
Proceeds from sale of warrants	$36,290	$38,148
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

We separately account for the liability and equity components of convertible notes.  The carrying amount of the liability component is determined by measuring the fair value of a similar liability that does not have an associated conversion feature, assuming our nonconvertible unsecured debt borrowing rate.  The carrying value of the equity component, the conversion option, which is recognized as additional paid-in capital, net of tax, creates a debt discount on the convertible notes.  The debt discount is determined by deducting the relative fair value of the liability component from the proceeds of the convertible notes and is amortized to interest expense using an effective interest rate of 6.14% and 6.44% over the term of the 2017 Convertible Notes and the 2015 Convertible Notes, respectively.  The equity components will not be remeasured as long as they continue to meet the conditions for equity classification.

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

The Convertible Notes consisted of the following as of December 31:

	2020		2019
	2015 Convertible Notes	2017 Convertible Notes	2015 Convertible Notes	2017 Convertible Notes
Remaining life in months	17	41	29	53
Liability component:
Gross proceeds	$224,500	$289,000	$224,500	$289,000
Less: debt discount, net of amortization	(12,716)	(37,886)	(21,019)	(47,556)
Less: debt issuance cost, net of amortization	(1,172)	(2,923)	(1,959)	(3,705)
Net carrying amount	$210,612	$248,191	$201,522	$237,739

Equity component (1)	$52,903	$70,140	$52,903	$70,140
(1)	Included in Additional paid-in capital on the consolidated balance sheets.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	2020	2019	2018
Contractual interest coupon	$10,470	$10,470	$10,470
Amortization of debt discount	17,971	16,880	15,855
Amortization of debt issuance costs	1,569	1,509	1,487
Total interest expense recognized	$30,010	$28,859	$27,812

Revolving Credit Facility

In December 2018, we amended and extended our previous three-year $150.0 million secured revolving credit facility into a new four-year $200.0 million secured revolving credit facility (the “Revolver”).  The Revolver is for general corporate purposes and is currently secured by mortgages against several 747-400 and 767-300 aircraft, and related engines.  Amounts outstanding under the Revolver are subject to borrowing base calculations, collateral coverage and fixed charge ratios.  The Revolver accrues interest monthly at either LIBOR or an agreed upon rate plus a margin of 1.75% per annum for the first $100.0 million and 2.00% per annum when utilization exceeds $100.0 million.  The Revolver includes a facility fee of 0.35% on the undrawn portion.  In connection with entry into the Revolver, we paid usual and customary fees.  As of December 31, 2020, there were no amounts outstanding and we had $200.0 million of unused availability under the Revolver, based on the collateral borrowing base.

Future Cash Payments for Debt

The following table summarizes the cash required to be paid by year and the carrying value of our debt reflecting the terms that were in effect as of December 31, 2020:

2021	$288,639
2022	514,737
2023	470,247
2024	505,408
2025	102,834
Thereafter	466,499
Total debt cash payments	2,348,364
Less: unamortized debt discount and issuance costs	(79,905)
Debt	$2,268,459

10. Leases and Guarantees

Lessee

The following table summarizes rental expenses in:

	2020	2019	2018
Aircraft and engines	$96,865	$155,639	$162,444
Purchased capacity, office, vehicles and other	$18,708	$34,572	$63,650

As of December 31, 2020, we lease 20 aircraft, of which 18 are operating leases.  Lease expirations for our leased aircraft range from May 2021 to June 2032.  In addition, we lease a variety of office space, airport station locations, warehouse space, vehicles and equipment, with lease expirations ranging from February 2021 to March 2036.  We also incur variable rental costs for aircraft, engines, ground equipment and storage space based on usage of the underlying equipment or property.  For leases with terms greater than 12 months, including renewal options when appropriate, we record the related right-of-use asset and lease liability as the present value of fixed lease payments over the lease term.  Since our leases do not typically provide a readily determinable discount rate, we use our incremental borrowing rate to discount lease payments to present value.

During the fourth quarter of 2019, we recorded an impairment charge of $272.5 million to write down our operating lease right-of-use assets and finance lease assets related to our 747-400 freighter fleet.  See Note 6 for further discussion.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheets as of December 31:

	Classification on the Consolidated Balance Sheets	2020	2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$255,805	$231,133
Finance lease assets	Property and equipment, net	46,024	38,373
Less: Accumulated amortization on finance lease assets	Property and equipment, net	(7,607)	(6,038)
Total lease assets		$294,222	$263,468

Liabilities
Current
Operating lease liabilities	Current portion of long-term operating leases	$157,732	$141,973
Finance lease liabilities	Current portion of long-term debt and finance leases	21,700	10,886
Noncurrent
Operating lease liabilities	Long-term operating leases	318,850	392,832
Finance lease liabilities	Long-term debt and finance leases	28,982	29,625
Total lease liabilities		$527,264	$575,316

Weighted Average Remaining Lease Term in years
Operating Leases	4.34	3.94
Finance Leases	6.88	9.51
Weighted Average Discount Rate
Operating Leases	4.22%	4.52%
Finance Leases	13.84%	15.77%

The following table presents information related to lease costs for finance and operating leases:

	2020	2019
Fixed operating lease costs (1)	$86,013	$148,812
Variable operating lease costs (1)	28,492	22,089
Finance lease costs:
Amortization of leased assets (2)	3,224	2,508
Interest on lease liabilities (3)	5,640	5,492
Total lease cost	$123,369	$178,901
(1)	Expenses are classified within Aircraft rent and Navigation fees, landing fees and other rent on the consolidated statement of operations. Short-term lease contracts are not material.
(2)	Expense is classified within Depreciation and amortization on the consolidated statement of operations.
(3)	Expense is classified within Interest expense on the consolidated statement of operations.

The table below presents supplemental cash flow information related to leases as follows:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$161,645	$168,338
Operating cash flows for finance leases	5,619	5,492
Financing cash flows for finance leases	6,502	1,184

As of December 31, 2020, maturities of lease liabilities for the periods indicated were as follows:

	Operating	Finance
	Leases	Leases	Total
2021	$174,146	$26,922	$201,068
2022	130,865	6,166	137,031
2023	78,308	6,087	84,395
2024	65,296	6,008	71,304
2025	20,280	6,007	26,287
Thereafter	49,812	38,500	88,312
Total minimum rental payments	518,707	89,690	608,397
Less: imputed interest	42,125	39,008	81,133
Total lease liabilities	$476,582	$50,682	$527,264

Subsequent to December 31, 2020, we entered into a lease extension on an aircraft that resulted in additional commitments of $33.1 million.  The lease extension will commence in 2021 for an additional term of 8.2 years and will be classified as a finance lease.

Lessor

As of December 31, 2020, our contractual amount of minimum receipts, excluding taxes, for the periods indicated under Dry Leases reflecting the terms that were in effect were as follows:

2021	$161,297
2022	156,437
2023	123,698
2024	81,676
2025	81,119
Thereafter	214,877
Total minimum lease receipts	$819,104

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

11. Income Taxes

The significant components of the provision for (benefit from) income taxes are as follows:

	2020	2019	2018
Current:
Federal	$(71)	$-	$(4,518)
State and local	680	22	68
Foreign	2,249	886	597
Total current expense (benefit)	2,858	908	(3,853)
Deferred:
Federal	116,263	(172,038)	43,167
State and local	8,346	(8,908)	1,780
Foreign	8,989	393	(2,367)
Total deferred expense (benefit)	133,598	(180,553)	42,580
Total income tax expense (benefit)	$136,456	$(179,645)	$38,727

The domestic and foreign earnings (loss) before income taxes are as follows:

	2020	2019	2018
Domestic	$443,087	$(510,739)	$257,726
Foreign	53,655	37,981	51,648
Income (Loss) before income taxes	$496,742	$(472,758)	$309,374

A reconciliation of the provision (benefit) for income taxes applying the statutory federal income tax rate of 21.0% for the years ended December 31, 2020, 2019 and 2018, respectively, is as follows:

	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	(21.0%)	21.0%
State and local taxes based on income, net of federal benefit	0.8%	(1.0%)	0.8%
Change in deferred foreign and state tax rates	0.6%	(0.2%)	(3.0%)
Customer incentive	3.4%	(3.3%)	(5.1%)
Nondeductible compensation	1.2%	1.1%	1.0%
Other nondeductible expenses	0.8%	0.3%	0.2%
Favorable resolution of income tax examinations	—	(12.6%)	—
Tax effect of foreign operations	(1.2%)	(1.8%)	(2.2%)
Other	0.9%	0.5%	(0.2%)
Effective income tax expense (benefit) rate	27.5%	(38.0%)	12.5%

The effective income tax expense rate for the year ended December 31, 2020 differed from the U.S. statutory rate primarily due to nondeductible changes in the fair value of a customer warrant liability (see Note 8 for further discussion).

The effective income tax benefit rate for 2019 differed from tax at the U.S. statutory rate primarily due to a tax benefit related to the favorable completion of an IRS examination of our 2015 income tax return, and to a lesser extent, a tax benefit due to nontaxable changes in the fair value of a customer warrant liability.

The effective income tax expense rate for 2018 differed from tax at the U.S. statutory rate primarily due to nondeductible and nontaxable changes in the fair value of a customer warrant liability, and to a benefit on the remeasurement of our deferred income tax liability for Singapore.

We repatriated a portion of the earnings of our overseas Dry Leasing subsidiaries in 2020 and recorded an immaterial amount of state income tax expense for the year.

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The net noncurrent deferred tax asset (liability) was comprised of the following as of December 31:

	Assets (Liabilities)
	2020	2019
Deferred tax assets:
Net operating loss carryforwards and credits	$468,585	$556,051
Accrued compensation	24,880	12,695
Aircraft and other leases	111,819	120,122
Deferred grant income	9,019	-
Interest rate derivatives	593	857
Long-term debt	926	1,253
Obsolescence reserve	7,531	6,152
Stock-based compensation	1,814	3,123
Other	739	3,668
Total deferred tax assets	625,906	703,921
Valuation allowance	(24,070)	(24,513)
Net deferred tax assets	$601,836	$679,408
Deferred tax liabilities:
Fixed assets	$(691,015)	$(650,595)
Customer incentive	(8,888)	(12,518)
Deferred maintenance	(42,005)	(40,227)
Goodwill and other intangibles	(6,235)	(1,714)
Operating lease right-of-use assets	(56,346)	(46,929)
Total deferred tax liabilities	$(804,489)	$(751,983)

Deferred taxes included within following balance sheet line items:
Deferred taxes	$(203,586)	$(74,040)
Deferred costs and other assets	933	1,465
Net deferred tax assets (liabilities)	$(202,653)	$(72,575)

As of December 31, 2020 and 2019, we had U.S. net operating losses (“NOLs”), net of unrecognized tax benefits and valuation allowances, of approximately $1.8 billion and $2.2 billion, respectively, most of which will expire through 2037, if not utilized.  In 2020, we received a $2.3 million refund of alternative minimum tax credits we had as of December 31, 2019.  Additionally, we had foreign NOLs for Hong Kong and Singapore, net of unrecognized tax benefits, of approximately $622.1 million and $636.3 million as of December 31, 2020 and 2019, respectively, with no expiration date.

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

On each reporting date, management assesses whether we are more likely than not to realize some or all of our deferred tax assets.  After our assessment, we maintained a valuation allowance of $24.1 million and $24.5 million against our deferred tax assets as of December 31, 2020 and 2019, respectively.  The valuation allowance decreased by $0.4 million during the year ended December 31, 2020.  The valuation allowance decreased by $5.4 million during the year ended December 31, 2019 primarily due to the favorable completion of an IRS examination of our 2015 income tax return. The valuation allowance was $29.9 million at December 31, 2018 and decreased by $1.0 million during the year ended December 31, 2018.  The valuation allowance is attributable to a limitation on NOL utilization resulting from the ownership change under Section 382.  Due to this limitation, we expect a portion of our NOLs generated in 2004 and prior years to eventually expire unused.

A reconciliation of the beginning and ending unrecognized income tax benefits is as follows:

	2020	2019	2018
Beginning balance	$22,383	$74,275	$71,717
Additions for tax positions related to the current year	4,971	1,414	2,061
Additions for tax positions related to prior years	127	-	657
Reductions for tax positions related to prior years	(41)	(53,306)	(160)
Ending balance	$27,440	$22,383	$74,275

The decrease in unrecognized income tax benefits during 2019 for tax positions related to prior years was primarily due to the favorable completion of an IRS examination of our 2015 income tax return.

If recognized, all of the unrecognized income tax benefits would favorably impact the effective income tax rate.  We will maintain a liability for unrecognized income tax benefits until these uncertain positions are resolved or until the expiration of the applicable statute of limitations, if earlier.

Our policy is to record tax-related interest expense and penalties, if applicable, as a component of income tax expense.  We recorded a $0.1 million interest benefit as of December 31, 2020, and no benefit as of December 31, 2019 and 2018.  There was no cumulative liability for tax-related interest as of December 31, 2020 and $0.1 million as of December 31, 2019.  We have not recorded any liability for income tax-related penalties, and the tax authorities historically have not assessed any.

For U.S. federal income tax purposes, the 2016 through 2020 income tax years remain subject to examination.  There are no U.S. federal income tax examinations in progress.  The Company files income tax returns in multiple states and foreign jurisdictions, primarily in Singapore and Hong Kong.  The Company is currently undergoing income tax examinations in New York and Singapore.  The 2014 through 2020 Singapore and Hong Kong income tax years are subject to examination.

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

Term loans and notes consist of term loans, the Ex-Im Guaranteed Notes, the Private Placement Facility and the Promissory Note.  The fair values of these debt instruments and the Revolver are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair value of our Convertible Notes is based on unadjusted quoted market prices for these securities.

The fair value of a customer warrant liability is based on a Monte Carlo simulation which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility, and risk-free interest rate, among others.

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$845,589	$845,589	$845,589	$-	$-
Restricted cash	10,692	10,692	10,692	-	-
	$856,281	$856,281	$856,281	$-	$-

Liabilities
Term loans and notes	$1,809,656	$1,909,942	$-	$-	$1,909,942
Convertible notes (1)	458,803	560,975	560,975	-	-
Customer warrant	31,470	31,470	-	31,470	-
	$2,299,929	$2,502,387	$560,975	$31,470	$1,909,942

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$103,029	$103,029	$103,029	$-	$-
Short-term investments	879	879	-	-	879
Restricted cash	10,401	10,401	10,401	-	-
	$114,309	$114,309	$113,430	$-	$879

Liabilities
Term loans and notes	$1,800,911	$1,885,750	$-	$-	$1,885,750
Revolver	100,000	103,575	-	-	103,575
Convertible notes (1)	439,261	450,668	450,668	-	-
Customer warrant (2)	24,345	24,345	-	24,345	-
	$2,364,517	$2,464,338	$450,668	$24,345	$1,989,325

(1)	Carrying value is net of debt discounts and debt issuance costs. Hedge transactions associated with the Convertible Notes are reflected in additional paid-in capital (see Note 8).
(2)	Includes $14.6 million that was reclassified to Additional paid-in capital on January 1, 2020 (see Note 2).

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

We use an economic performance metric called Direct Contribution, which shows the profitability of each segment after allocation of direct operating and ownership costs.  Direct Contribution includes Income (loss) from continuing operations before income taxes and excludes the following: Special charges, Transaction-related expenses, nonrecurring items, Gain (losses) on the disposal of aircraft, Losses on early extinguishment of debt, Unrealized losses (gains) on financial instruments and Unallocated income and expenses, net.  Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation.  Unallocated income and expenses, net include corporate overhead, nonaircraft depreciation, noncash expenses and income, customer incentive asset amortization, interest expense on the portion of debt used for general corporate purposes, interest income on nondebt securities, capitalized interest, foreign exchange gains and losses, other revenue, other non-operating costs and CARES Act grant income.

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

The Charter segment provides full-planeload air cargo and passenger aircraft charters to customers, including the AMC, brokers, freight forwarders, direct shippers, airlines, e-commerce retailers, manufacturers, sports teams and fans, and private charter customers.  We also provide limited airport-to-airport cargo services to select markets, including several cities in South America.  Charter customers generally pay a fixed charter fee or a variable fee generally based on the weight of cargo flown and we bear the direct operating costs.

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income (loss) and Income (loss) from continuing operations before income taxes:

	2020	2019	2018
Operating Revenue:
ACMI	$1,211,169	$1,247,770	$1,192,704
Charter	1,855,230	1,305,860	1,313,484
Dry Leasing	165,181	200,781	168,470
Customer incentive asset amortization	(39,090)	(33,135)	(16,176)
Other	18,626	17,913	19,242
Total Operating Revenue	$3,211,116	$2,739,189	$2,677,724

Direct Contribution:
ACMI	$179,946	$218,459	$235,706
Charter	559,673	149,372	211,661
Dry Leasing	41,070	70,386	48,904
Total Direct Contribution for Reportable Segments	780,689	438,217	496,271

Unallocated expenses and (income), net	(201,016)	(337,434)	(298,526)
Loss on early extinguishment of debt	(81)	(804)	-
Unrealized gain (loss) on financial instruments	(71,053)	75,109	123,114
Special charge	(16,265)	(638,373)	(9,374)
Transaction-related expenses	(2,780)	(4,164)	(2,111)
Gain (loss) on disposal of aircraft	7,248	(5,309)	-
Income (loss) from continuing operations before income taxes	496,742	(472,758)	309,374

Add back (subtract):
Interest income	(1,076)	(4,296)	(6,710)
Interest expense	114,635	120,330	119,378
Capitalized interest	(925)	(2,274)	(4,727)
Loss on early extinguishment of debt	81	804	-
Unrealized (gain) loss on financial instruments	71,053	(75,109)	(123,114)
Other income, net	(185,742)	(27,668)	(10,659)
Operating Income (Loss)	$494,768	$(460,971)	$283,542

The following table disaggregates our Charter segment revenue by customer and service type:

	For the Year Ended
	2020			2019			2018
	Cargo	Passenger	Total	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$1,328,332	$16,531	$1,344,863	$579,001	$51,729	$630,730	$644,344	$33,785	$678,129
AMC	217,522	292,845	510,367	313,236	361,894	675,130	327,751	307,604	635,355
Total Charter Revenue	$1,545,854	$309,376	$1,855,230	$892,237	$413,623	$1,305,860	$972,095	$341,389	$1,313,484

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the AMC, Polar and DHL (see Note 3 for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from the AMC was $510.4 million for 2020, $675.1 million for 2019 and $635.4 million for 2018.  Revenue from DHL was $563.6 million for 2020, $359.5 million for 2019 and $348.3 million for 2018.  We have not experienced any credit issues with either of these customers.

	2020	2019	2018
Depreciation and amortization expense:
ACMI	$109,686	$101,756	$93,706
Charter	56,083	50,705	38,531
Dry Leasing	78,241	81,384	73,868
Unallocated	13,662	17,252	11,235
Total Depreciation and Amortization	$257,672	$251,097	$217,340

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

After we completed the acquisition of Southern Air in April 2016, we informed the IBT of our intention to pursue (and we have been pursuing) a complete operational merger of Atlas and Southern Air.  The Atlas and Southern Air CBAs both have a defined and streamlined process for negotiating a joint CBA (“JCBA”) when a merger occurs, as in the case with the Atlas and Southern Air merger.  Pursuant to the merger provisions in both CBAs, joint negotiations for a single CBA for Atlas and Southern Air should have commenced promptly.  As provided in the CBAs, once an integrated seniority list (“ISL”) of Atlas and Southern Air pilots is presented to the Company by the IBT, it triggers a nine-month agreed-upon timeframe to negotiate a new JCBA with any unresolved issues promptly submitted to binding arbitration.

The IBT, however, refused to follow the merger provisions in the Atlas and Southern Air CBAs, which resulted in significant litigation, arbitrations and delay.  The Company has prevailed in all of the prior merger-related proceedings. The IBT was ordered by two arbitrators and two federal district courts to comply with the merger provisions of the Atlas and Southern Air CBAs, which included providing the Company with the ISL by May 15, 2020.

The IBT subsequently requested additional time from the Company to complete the ISL and the parties agreed to a joint stipulation.  As a result, on April 24, 2020, the U.S. District Court for the District of Columbia (“DC District Court”) issued a modified order, providing that the nine-month timeframe to bargain for a new JCBA was triggered on May 15, 2020 and that the IBT must produce the ISL by March 31, 2021.  Any remaining open issues as of February 15, 2021 are to be determined by binding interest arbitration pursuant to the merger provisions in the CBAs.

On April 28, 2020, the IBT and Local 2750, representing the Atlas crewmembers, filed a Notice of Appeal of the DC District Court’s order (the “March 31st Appeal”). In connection with its opposition to application of the merger provisions, the IBT commenced lawsuits in the DC District Court seeking to vacate the Atlas and Southern management grievance arbitration awards.  On January 28, 2020, the DC District Court ruled in the Company’s favor, granting its motions to dismiss both of the IBT’s lawsuits.  On April 28, 2020, the IBT and Local 2750 filed a Notice of Appeal of the DC District Court’s January 28th orders (the “January 28th Appeal”).

On June 8, 2020, the U.S. Court of Appeals for the District of Columbia Circuit (“DC Court of Appeals”) consolidated the January 28th Appeal and March 31st Appeal (collectively referred to as the “Consolidated Appeals”).   On August 12, 2020, the IBT filed a motion, which the Company agreed not to oppose, to hold the briefing schedule in abeyance in the Consolidated Appeals, stating the IBT had reached an agreement in principle for an ISL with the Atlas and Southern Air pilots, and that it expects to file a motion to dismiss the March 31st Appeal once the IBT has formalized the agreement for the ISL.  On August 14, 2020, the DC Court of Appeals granted the IBT’s unopposed motion and ordered the Consolidated Appeals be held in abeyance pending further order from the DC Court of Appeals. On January 28, 2021, the IBT voluntarily dismissed its pending Consolidated Appeals in Atlas’ favor.

The Company and the IBT have continued to meet virtually since March 2020 to move the process forward and bargain in good faith for a new JCBA.  Substantive progress has been made with tentative agreements for more than half of the articles in a new JCBA.  On February 15, 2021, the Company and IBT completed the contractually-mandated nine-month period for negotiations for a JCBA.  All remaining open issues not resolved in negotiations are to be determined in binding interest arbitration scheduled to begin in mid-March 2021. A new JCBA could be completed during 2021 and we expect that the labor costs arising from the new JCBA will be materially greater than the costs under our current CBAs with Atlas pilots and Southern Air pilots.

On May 7, 2020, the Company announced that Atlas and Southern Air reached an agreement with IBT Locals 2750 and 1224, which provides for a ten percent pay increase for all pilots, effective as of May 1, 2020.  This pay increase provides interim additional compensation to our pilots until a new JCBA is reached.

In late November 2017, the DC District Court granted the Company’s request to issue a preliminary injunction to stop an illegal work slowdown and require the IBT to meet its obligations under the Railway Labor Act. Specifically, the DC District Court ordered the IBT to stop “authorizing, encouraging, permitting, calling, engaging in, or continuing” any illegal pilot slowdown activities, which were intended to gain leverage in pilot contract negotiations with the Company.  In addition, the Court ordered the IBT to take affirmative action to prevent and to refrain from continuing any form of interference with the Company’s operations or any other concerted refusal to perform normal pilot operations consistent with its status quo obligations under the Railway Labor Act.  The IBT appealed the DC District Court’s decision to the DC Court of Appeals, which, in a unanimous three-judge panel, affirmed the DC District Court’s ruling and denied the IBT’s appeal.

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

In April 2020, the Company entered into Coronavirus Memorandum of Understandings (“MOU”) with both Local 2750 and Local 1224, providing for premium pay and enhanced benefits for pilots flying into covered areas designated by the Centers for Disease Control and Prevention (“CDC”) as Red Level 3 Travel Health Notices on its website at the time, as well as providing for an increased per diem and other additional safety measures related to COVID-19.  In August 2020, the CDC updated its Travel Health Notices, which affected covered areas eligible for premium pay and certain benefits under the MOU.  In late November 2020, the CDC further updated its Travel Health Notices, which expanded the scope of covered areas under the MOU. This CDC change resulted in China, however, no longer being a covered area under the MOU. The Company voluntarily offered and the Union agreed to continue to provide premium pay and certain other benefits under the MOU for eligible areas through December 31, 2020.  The MOU has continued in effect since December 31, 2020.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not properly presented to customs upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $4.0 million in aggregate based on December 31, 2020 exchange rates.

Old Polar has presented evidence that certain of the alleged missing goods were in fact never onboard the aircraft (due to a change in plans by the relevant shipper) and thus no customs duties should be due.  Further, in both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  In the other case, there was an administrative decision in favor of the Brazil customs authorities and we are in the process of appealing this decision to the Brazil courts.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $3.3 million as of December 31, 2020 and $4.1 million as of December 31, 2019, and is included in Deferred costs and other assets.

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

15. Long-term Incentive Compensation Plans

In 2007, our stockholders approved a Long-Term Incentive Plan (the “2007 Plan”).  An aggregate of 0.6 million shares of common stock were reserved for issuance to participants under the 2007 Plan.  The 2007 Plan provided for stock awards of up to approximately 2.8 million shares of AAWW’s common stock to employees in various forms, including cash awards and performance cash awards.  Stock awards included nonqualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards.  In May 2019, the stockholders approved a revised Long-Term Incentive Plan (the “2019 Plan”), which replaced previous plans.  An aggregate of 2.4 million shares of common stock were reserved for issuance to participants under the 2019 Plan.  No new awards have been made under previous plans since the adoption of the 2019 Plan.

In June 2020, the stockholders approved a revised Long-Term Incentive Plan (the “2020 Plan”), which replaced the 2019 Plan.  An aggregate of 2.4 million shares of common stock were reserved for issuance to participants under the 2020 Plan.  No new awards have been made under the 2019 Plan since the adoption of the 2020 Plan.  The portion of the 2020 Plan and previous plans applicable to employees is administered by the compensation committee of the board of directors, which also establishes the terms of the awards.  Awards outstanding under the previous plans will continue to be governed by the terms of those plans and agreements under which they were granted.  The 2020 Plan limits the terms of awards to ten years and prohibits the granting of awards more than ten years after the effective date of the 2020 Plan.

As of December 31, 2020, the 2020 Plan had a total of 1.9 million shares of common stock available for future award grants to management and members of the board of directors.  Our compensation expense for all plans was $21.4 million in 2020, $24.1 million in 2019 and $19.1 million in 2018.  Income tax expense for share-based compensation was $7.4 million in 2020. Income tax benefits recognized for share-based compensation arrangements were $1.8 million in 2019 and $4.8 million in 2018.

Restricted Share and Time-based Cash Awards

Restricted share awards, which have been granted in units, and time-based cash awards generally vest and are expensed over one- or three- year periods.  As of December 31, 2020, a total of 4.5 million restricted shares have been granted under each of the plans.  All shares were valued at their fair market value, which is the closing price of the Company's stock on the date of grant.  Unrecognized stock compensation cost as of December 31, 2020 is $9.1 million and will be recognized over the remaining weighted average life of 1.5 years.

In 2020, 2019 and 2018, we granted time-based cash awards to employees and recognized compensation expense totaling $5.7 million in 2020, $6.2 million in 2019 and $2.1 million in 2018. For the time-based cash awards, we had accruals of $3.9 million as of December 31, 2020 and $4.1 million as of December 31, 2019 in Accrued liabilities.

A summary of our restricted shares as of December 31, 2020 and changes during the year then ended are presented below:

		Weighted-Average
Restricted Share Awards	Number of Shares	Grant-Date Fair Value
Unvested as of December 31, 2019	528,895	$52.39
Granted	266,153	27.74
Vested	(308,653)	50.82
Forfeited	(5,631)	54.87
Unvested as of December 31, 2020	480,764	$39.73

The total fair value of shares vested on various vesting dates was $15.7 million in 2020, $13.1 million in 2019 and $13.4 million in 2018.  Weighted average grant date fair value was $52.31 in 2019 and $50.34 in 2018.

Performance Share and Performance Cash Awards

Performance share awards, which have been granted in units, and performance cash awards granted are expensed over three years, which generally is the requisite service period. Awards generally become vested if (1) we achieve certain specified performance levels compared with predetermined performance thresholds during a three-year period starting in the grant year and ending on December 31 three years later, and (2) the employee remains employed by us through the determination date which can be no later than four months following the end of the Performance Period. Full or partial vesting may occur for certain employee terminations.  Performance share and performance cash awards include a relative total shareholder return (“TSR”) modifier which may impact the number of shares or cash earned at the end of the performance period.  For these awards, the number of shares or cash earned based on the achievement of the predefined performance criteria will be reduced or increased if the Company's TSR over the performance period relative to a predefined comparator group of companies falls within defined ranges.  The fair value of performance share units that include the TSR modifier is determined using a Monte Carlo valuation model on the date of grant, which requires inputs such as our common stock price, estimated common stock price volatility, and risk-free interest rate, among others.

The estimated compensation expense recognized for performance share and performance cash awards is net of estimated forfeitures.  We assess the performance levels quarterly and record any change to compensation cost.  We assess the TSR component for performance cash awards each quarter and record any change to compensation cost.

As of December 31, 2020, a total of 2.2 million performance shares have been granted.  Unrecognized compensation cost as of December 31, 2020 is $8.8 million and will be recognized over the remaining weighted average life of 1.5 years.  For the performance cash awards, we had accruals of $25.8 million as of December 31, 2020 and $15.2 million as of December 31, 2019.  We recognized compensation expense associated with the performance cash awards totaling $18.9 million in 2020, $7.6 million in 2019 and $6.8 million in 2018.

A summary of our performance shares as of December 31, 2020 and changes during the year then ended are presented below:

		Weighted-Average
Performance Share Awards	Number of Shares	Grant-Date Fair Value
Unvested as of December 31, 2019	257,159	$98.97
Granted	192,809	53.62
Vested	(144,617)	54.20
Forfeited	(3,997)	102.41
Unvested as of December 31, 2020	301,354	$91.58

The total fair value of shares vested on various vesting dates in 2020 was $7.8 million, $6.9 million in 2019 and $7.7 million in 2018.  Weighted average grant date fair value was $56.17 in 2019 and $45.37 in 2018.

16. Profit Sharing, Incentive and Retirement Plans

Profit Sharing and Incentive Plans

We have an annual incentive compensation program for management employees.  The program provides for payments to eligible employees based upon our financial performance, service performance and attainment of individual performance goals, among other things.  In addition, our profit sharing plan allows IBT-represented Atlas crewmembers to receive payments from the plan based upon Atlas’ financial performance.  The profit sharing plan is subject to a minimum financial performance threshold.  For both plans, we had accruals of $58.3 million as of December 31, 2020 and $28.6 million as of December 31, 2019.  We recognized compensation expense associated with both plans totaling $54.9 million in 2020, $28.5 million in 2019 and $35.8 million in 2018.

401(k) and 401(m) Plans

Participants in our retirement plan may contribute a portion of their annual compensation to a 401(k) plan on a pretax basis, subject to aggregate limits under the Code.  In addition to 401(k) contributions, participants may contribute a portion of their eligible compensation to a 401(m) plan on an after-tax basis.  On behalf of participants in the plan who make elective compensation deferrals, we provide a matching contribution subject to certain limitations.  Employee contributions in the plan are vested at all times and our matching contributions are subject to a three-year cliff vesting provision, except for employees who are represented by a collective bargaining agreement and are subject to a three-year graded vesting provision.  We recognized compensation expense associated with the plan matching contributions totaling $18.9 million in 2020, $15.9 million in 2019 and $13.9 million in 2018.

17. Stock Repurchases

We record the repurchase of our shares of common stock at cost based on the settlement date of the transaction.  These shares are classified as treasury stock, which is a reduction to stockholders’ equity.  Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

In 2008, we established a stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. In November 2013, we announced an increase of $51.0 million to our stock repurchase program.  As of December 31, 2020, we had repurchased a total of 3,307,911 shares of our common stock for approximately $126.0 million under this program, resulting in $25.0 million of available authorization remaining.  Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods.  In connection with our participation in the Payroll Support Program, we agreed not to repurchase shares in the open market of, or make dividend payments with respect to, our common stock through September 30, 2021.

In addition, we withheld 182,270 and 185,688 treasury shares of common stock from management in 2020 and 2019, respectively, in connection with the vesting of equity awards to pay the statutory tax withholdings of employees, at an average price of $22.04 per share in 2020 and $50.47 per share in 2019.

18. Earnings Per Share

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

The calculations of basic and diluted EPS were as follows:

Numerator:	2020	2019	2018
Income (loss) from continuing operations, net of taxes	$360,286	$(293,113)	$270,647
Less: Unrealized gain on financial instruments, net of tax	-	-	(123,114)
Diluted income (loss) from continuing operations, net of tax	$360,286	$(293,113)	$147,533

Denominator:
Basic EPS weighted average shares outstanding	26,408	25,828	25,542
Effect of dilutive warrants	133	-	2,078
Effect of dilutive convertible notes	-	-	180
Effect of dilutive restricted stock	149	-	481
Diluted EPS weighted average shares outstanding	26,690	25,828	28,281

Earnings (loss) per share from continuing operations:
Basic	$13.64	$(11.35)	$10.60
Diluted	$13.50	$(11.35)	$5.22
Loss per share from discontinued operations:
Basic	$-	$-	$(0.00)
Diluted	$-	$-	$(0.00)
Earnings (loss) per share:
Basic	$13.64	$(11.35)	$10.60
Diluted	$13.50	$(11.35)	$5.22

Anti-dilutive shares related to warrants issued in connection with our Convertible Notes or to customers that were out of the money and excluded were 12.1 million for 2020, 15.3 million in 2019 and 7.8 million in 2018.  Diluted shares reflect the potential dilution that could occur from warrants and restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and warrants issued to a customer in which performance or market conditions were not satisfied of 10.3 million in 2020, 10.6 million in 2019 and 3.9 million in 2018.

19. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2018	$(3,841)	$9	$(3,832)
Reclassification to interest expense	1,336	-	1,336
Tax effect	(322)	-	(322)
Balance as of December 31, 2019	$(2,827)	$9	$(2,818)

Balance as of December 31, 2019	$(2,827)	$9	$(2,818)
Reclassification to interest expense	1,178	-	1,178
Tax effect	(264)	-	(264)
Balance as of December 31, 2020	$(1,913)	$9	$(1,904)

Interest Rate Derivatives

As of December 31, 2020, there was $2.5 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt.  Net realized losses reclassified into earnings were $1.2 million and $1.3 million for 2020 and 2019, respectively.  Net realized losses expected to be reclassified into earnings within the next 12 months are $1.0 million as of December 31, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“Principal Executive Officer”) and our Executive Vice President and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f).  Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting is effective. Our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2021 Annual Meeting of Stockholders.  Information regarding the identification of our executive officers is included in Part I of this annual report.  We have adopted a code of conduct that applies to all of our employees, along with a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, Treasurer and members of the board of directors (the “Code of Ethics”).  The Code of Ethics is monitored by our Audit Committee, and includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties.  A copy of the Code of Ethics is available on our website at www.atlasairworldwide.com.

ITEM 11. EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2021 Annual Meeting of Stockholders.

The following table summarizes the securities authorized for issuance under our equity compensation plans at December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	782,118	$-	(1)	1,853,794
Total	782,118	-		1,853,794

(1)	Includes 782,118 of restricted and performance shares and units, which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

2.  Financial Statement Schedule:

All schedules have been omitted because they are not applicable, not required or the information is included elsewhere in the Financial Statements or Notes thereto.

3.  Exhibits: (see accompanying Exhibit Index of this Report for a list of exhibits filed or furnished with or incorporated by reference in this Report).

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Certificate of Incorporation of the Company.

3.1.1(25)	Atlas Air Worldwide Holdings, Inc. Certificate of Amendment of Certificate of Incorporation.

3.2(9)	Atlas Air Worldwide Holdings, Inc. By-Laws, Amended and Restated as of September 19, 2014 and as Further Amended as of December 12, 2016.

4.1(10)

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

4.2(11)

Indenture, dated as of May 1, 2012, by and among Helios Leasing I LLC, Apple Bank for Savings, Wilmington Trust Company, not in its individual capacity but solely as Indenture Trustee, Wells Fargo Bank Northwest, National Association, and Export-Import Bank of the United States.

4.3(11)	Secured Fixed Rate Global Note, dated June 19, 2012.

4.4(11)	Secured Fixed Rate Global Note, dated July 31, 2012.

4.5(12)	Secured Fixed Rate Global Note, dated October 10, 2012.

4.6(12)	Secured Fixed Rate Global Note dated, December 12, 2012.

4.7(13)	Secured Fixed Rate Global Note, dated May 28, 2013.

4.8(14)	Secured Fixed Rate Global Note, dated January 30, 2014.

4.9.1(15)	Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.9.2(15)	First Supplemental Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.9.3(15)	2.25% Convertible Senior Note due 2022.

4.10.1(15)	Senior Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.10.2(19)	Second Supplemental Indenture, dated May 23, 2017, between the Company and Wilmington Trust, National Association, as Trustee.

4.10.3(19)	1.875% Convertible Senior Note due 2024.

4.12(29)	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.

10.1.3(24)	Letter Agreement, dated as of June 28, 2019, by and among the Company, Atlas Air, Inc. and William J. Flynn.

10.2(4)	Amended and Restated Employment Agreement, dated as September 19, 2006, between Atlas Air, Inc. and John W. Dietrich.

10.2.1(7)	Amendment, dated as of December 31, 2008, to the Amended and Restated Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.2.2(8)	Amendment, dated as of July 1, 2011, to the Employment Agreement between Atlas Air, Inc. and John W. Dietrich.

10.2.3(24)	Employment Agreement, dated as of July 1, 2019, by and between Atlas Air, Inc. and John W. Dietrich.

10.3	Letter Agreement, dated as of January 1, 2020, between James A. Forbes and Atlas Air, Inc., which is filed herewith as Exhibit 10.3.

Exhibit Number	Description

10.4.1(20)	Atlas Air Worldwide Holdings, Inc. Amended and Restated 2016 Incentive Plan.

10.5(18)	Atlas Air Worldwide Holdings, Inc. 2018 Incentive Plan.

10.5.1(28)	Proposal No. 4 – Approval of Amendment to the Atlas Air Worldwide Holdings, Inc. 2018 Incentive Plan, effective as of June 9, 2020.

10.6.1(23)	Atlas Air Worldwide Holdings, Inc. 2019 Long Term Cash Incentive Program.

10.7(26)	Atlas Air Worldwide Holdings, Inc. 2020 Long Term Cash Incentive Program.

10.8(24)	Atlas Air Worldwide Holdings, Inc. Annual Incentive Plan for Senior Executives (As Amended and Restated, Effective as of July 1, 2019).

10.9(21)	Form of Performance Share Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn.

10.10(21)	Form of Restricted Stock Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn.

10.11(26)	Form of Performance Share Unit Agreement.

10.12(26)	Form of Restricted Stock Unit Agreement.

10.12.1(21)	Form of Restricted Stock Unit Agreement between Atlas Air Worldwide Holdings, Inc. and Non-Employee Members of the Board.

10.13(24)	Form of Executive Officer Retention Agreement.

10.13.1(24)	Atlas Air Worldwide Holdings, Inc. Benefits Program for Senior Executives (As Amended and Restated, Effective as of July 1, 2019).

10.14(28)	Board of Directors Compensation Program, as described under the caption “Compensation of Nonemployee Directors.”

10.15(6)	Atlas Air, Inc. Profit Sharing Plan.

10.15.1(7)	Amendment, dated as of December 31, 2008, to Atlas Air, Inc. Profit Sharing Plan.

10.16(2)	Form of Directors and Officers Indemnification Agreement.

10.17(16)	Atlas Air, Inc. 401(K) Restoration and Voluntary Deferral Plan, Restated effective as of February 11, 2011, and as Further Amended effective January 1, 2015.

10.18(3)	Agreement, dated October 1, 2018, among USTRANSCOM and the Company, among others.

10.19(5)

Blocked Space Agreement, dated June 28, 2007, between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.20(5)	Amendment No. 1, dated as of July 30, 2007, to Blocked Space Agreement between Polar Air Cargo Worldwide, Inc. and DHL Network Operations (USA), Inc.

10.21(5)

Flight Services Agreement, dated as of June 28, 2007, between Atlas Air, Inc. and Polar Air Cargo Worldwide, Inc. (Portions of this document have been redacted and filed separately with the Securities and Exchange Commission.).

10.22.1(15)	Underwriting Agreement, dated May 28, 2015, between the Company and Morgan Stanley Co. LLC and BNP Paribas Securities Corp., as Managers pf the Several Underwriters.

10.22.2(15)	Base convertible hedge transaction confirmation, dated as of May 28, 2015, between Morgan Stanley & Col. International plc and the Company.

10.22.3(15)	Base warrant transaction confirmation, dated as of May 28, 2015, between Morgan Stanley & Co. International plc and the Company.

10.22.4(15)	Additional convertible note hedge transaction confirmation, dated as of June 1, 2015, between Morgan Stanley & Co. International plc and the Company.

Exhibit Number	Description

10.22.5(15)	Additional warrant transaction confirmation, dated as of June 1, 2015, between Morgan Stanley & Co. International plc and the Company.

10.22.6(15)	Base convertible note hedge transaction confirmation, dated as of May 28, 2015, between BNP Paribas and the Company.

10.22.7(15)	Base warrant transaction confirmation, dated as of May 28, 2015, between BNP Paribas and the Company.

10.22.8(15)	Additional convertible note hedge transaction confirmation, dated as of June 1, 2015, between BNP Paribas and the Company.

10.22.9(15)	Additional warrant transaction confirmation, dated as of June 1, 2015, between BNP Paribas and the Company.

10.23.1(10)	Underwriting Agreement, dated May 17, 2017, between the Company and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp. and Citigroup Global Markets Inc., as Managers of the several Underwriters.

10.23.2(19)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between Morgan Stanley & Co. International plc and the Company.

10.23.3(20)	Base warrant transaction confirmation, dated as of May 17, 2017, between Morgan Stanley & Co. International plc and the Company.

10.23.4(20)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.23.5(20)	Additional warrant transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.23.6(20)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between Citibank, N.A. and the Company.

10.23.7(20)	Base warrant transaction confirmation, dated as of May 17, 2017, between Citibank, N.A. and the Company.

10.23.8(20)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.23.9(20)	Additional warrant transaction confirmation, dated as of May 18, 2017, between Citibank N.A. and the Company.

10.23.10(20)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between BNP Paribas and the Company.

10.23.11(20)	Base warrant transaction confirmation, dated as of May 17, 2017, between BNP Paribas and the Company.

10.23.12(20)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between BNP Paribas and the Company.

10.23.13(20)	Additional warrant transaction confirmation, dated as of May 18, 2017, between BNP Paribas and the Company.

10.24.1(17)	Investment Agreement, dated as of May 4, 2016, by and between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.24.2(23)	Investment Agreement, dated as of March 27, 2019, between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.24.3(23)	Amended and Restated Stockholders Agreement, dated as of March 27, 2019, by and between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.24.4(17)	Warrant to Purchase 7,500,000 shares of Common Stock of Atlas Air Worldwide Holdings, Inc., issued May 4, 2016.

Exhibit Number	Description

10.24.5(17)	Warrant to Purchase 3,750,000 shares of Common Stock of Atlas Air Worldwide Holdings, Inc., issued May 4, 2016.

10.24.6(23)	Warrant to Purchase 6,632,576 shares of Common Stock of Atlas Air Worldwide Holdings, Inc. issued March 27, 2019.

10.25.1(27)	Warrant Agreement, dated as of May 20, 2020, between Atlas Air Worldwide Holdings, Inc. and the United States Department of the Treasury.

10.25.2(27)	Form of Warrant Agreement (incorporated by reference to Annex B to Exhibit 10.25.1).

10.25.3(27)	Payroll Support Program Agreement, dated as of May 29, 2020, between Atlas Air, Inc. and the United States Department of the Treasury.

10.25.4(27)	Promissory Note, dated as of May 29, 2020, issued by Atlas Air Worldwide Holdings, Inc. in the name of the United States Department of Treasury.

14.1(22)	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board of Directors.

21.1	Subsidiaries’ List, which is filed herewith as Exhibit 21.1.

23.1	Consent of PricewaterhouseCoopers LLP, which is filed herewith as Exhibit 23.1.

24.1	Power of Attorney, which is filed herewith as Exhibit 24.1.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, furnished herewith.

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002, furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104

Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*

Attached as Exhibit 101 to this report are the following, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 16, 2001.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 14, 2005.
(3)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
(4)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(5)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(6)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(7)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(8)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(9)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated December 12, 2016.
(10)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(11)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(12)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(13)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(14)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(15)	Incorporated by reference to exhibits in the Company’s Current Report on Form 8-K dated June 3, 2015.
(16)	Incorporated by reference to exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(17)	Incorporated by reference to exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(18)	Incorporated by reference to exhibit B in the Company’s definitive Proxy Statement dated April 18, 2018.
(19)	Incorporated by reference to exhibits in the Company’s Current Report on Form 8-K dated May 23, 2017.
(20)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement dated April 18, 2017.
(21)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
(22)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(23)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

(24)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
(25)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(26)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(27)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(28)	Incorporated by reference to the Company’s Proxy Statement dated May 8, 2020.
(29)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2021.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)
By:	/s/ John W. Dietrich
John W. Dietrich
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 18, 2021 on behalf of the Registrant and in the capacities indicated.

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