Form 10-Q
period 2021-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2021-05-05
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 29,008,815 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$703,777	$845,589
Restricted cash	10,247	10,692
Accounts receivable, net of allowance of $1,010 and $1,233, respectively	289,337	265,521
Prepaid expenses, assets held for sale and other current assets	102,665	95,919
Total current assets	1,106,026	1,217,721
Property and Equipment
Flight equipment	5,115,540	5,061,387
Ground equipment	93,690	86,670
Less: accumulated depreciation	(1,192,724)	(1,147,613)
Flight equipment purchase deposits and modifications in progress	209,730	110,150
Property and equipment, net	4,226,236	4,110,594
Other Assets
Operating lease right-of-use assets	238,155	255,805
Deferred costs and other assets	355,681	374,242
Intangible assets, net and goodwill	69,319	70,826
Total Assets	$5,995,417	$6,029,188

Liabilities and Equity
Current Liabilities
Accounts payable	$110,685	$107,604
Accrued liabilities	501,317	583,160
Current portion of long-term debt and finance leases	306,462	298,690
Current portion of long-term operating leases	156,119	157,732
Total current liabilities	1,074,583	1,147,186
Other Liabilities
Long-term debt and finance leases	1,990,870	2,020,451
Long-term operating leases	276,676	318,850
Deferred taxes	230,720	203,586
Financial instruments and other liabilities	39,372	77,576
Total other liabilities	2,537,638	2,620,463
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 34,495,738 and 32,877,533 shares issued, 29,006,635 and 27,517,297 shares outstanding (net of treasury stock), as of March 31, 2021 and December 31, 2020, respectively	345	329
Additional paid-in capital	912,728	873,874
Treasury stock, at cost; 5,489,103 and 5,360,236 shares, respectively	(225,239)	(217,889)
Accumulated other comprehensive loss	(1,700)	(1,904)
Retained earnings	1,697,062	1,607,129
Total stockholders’ equity	2,383,196	2,261,539
Total Liabilities and Equity	$5,995,417	$6,029,188

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Operating Revenue	$861,300	$643,502

Operating Expenses
Salaries, wages and benefits	202,614	147,744
Aircraft fuel	163,551	108,318
Maintenance, materials and repairs	121,133	94,152
Depreciation and amortization	67,789	57,584
Navigation fees, landing fees and other rent	44,887	31,401
Passenger and ground handling services	40,065	31,959
Travel	37,672	42,391
Aircraft rent	20,756	23,967
Loss (gain) on disposal of aircraft	16	(6,717)
Transaction-related expenses	201	521
Other	58,412	51,112
Total Operating Expenses	757,096	582,432

Operating Income	104,204	61,070

Non-operating Expenses (Income)
Interest income	(211)	(480)
Interest expense	27,180	29,275
Capitalized interest	(1,271)	(193)
Unrealized loss (gain) on financial instruments	113	(924)
Other (income) expense, net	(39,456)	1,206
Total Non-operating Expenses (Income)	(13,645)	28,884

Income before income taxes	117,849	32,186
Income tax expense	27,916	8,833
Net Income	$89,933	$23,353
Earnings per share:
Basic	$3.16	$0.90
Diluted	$3.05	$0.90
Weighted average shares:
Basic	28,491	25,966
Diluted	29,478	25,966

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net Income	$89,933	$23,353
Other comprehensive income:
Reclassification to interest expense	268	308
Income tax benefit	(64)	(63)
Other comprehensive income	204	245
Comprehensive Income	$90,137	$23,598

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Operating Activities:
Net Income	$89,933	$23,353

Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	86,172	74,352
Accretion of debt securities discount	-	(2)
Reversal of expected credit losses	(397)	(73)
Unrealized loss (gain) on financial instruments	113	(924)
Loss (gain) on disposal of aircraft	16	(6,717)
Deferred taxes	27,839	7,352
Stock-based compensation	4,060	3,860
Changes in:
Accounts receivable	(22,745)	16,515
Prepaid expenses, current assets and other assets	(7,500)	(5,476)
Accounts payable, accrued liabilities and other liabilities	(89,366)	(40,393)
Net cash provided by operating activities	88,125	71,847
Investing Activities:
Capital expenditures	(26,662)	(8,291)
Purchase deposits and payments for flight equipment and modifications	(126,807)	(26,000)
Investment in joint ventures	(1,608)	-
Proceeds from investments	-	881
Proceeds from disposal of aircraft	1,850	44,110
Net cash provided by (used for) investing activities	(153,227)	10,700
Financing Activities:
Proceeds from debt issuance	16,161	164,000
Payment of debt issuance costs	(900)	(2,386)
Payments of debt and finance lease obligations	(77,953)	(193,644)
Proceeds from revolving credit facility	-	75,000
Customer maintenance reserves and deposits received	5,152	2,586
Customer maintenance reserves paid	(12,265)	(2,080)
Treasury shares withheld for payment of taxes	(7,350)	(3,834)
Net cash provided by (used for) financing activities	(77,155)	39,642
Net increase (decrease) in cash, cash equivalents and restricted cash	(142,257)	122,189
Cash, cash equivalents and restricted cash at the beginning of period	856,281	113,430
Cash, cash equivalents and restricted cash at the end of period	$714,024	$235,619

Noncash Investing and Financing Activities:

Acquisition of property and equipment included in Accounts payable and accrued liabilities	$24,938	$16,368
Acquisition of property and equipment acquired under operating leases	$4,015	$670
Acquisition of flight equipment under finance lease	$20,171	$-
Customer maintenance reserves settled with sale of aircraft	$-	$6,497
Issuance of shares related to settlement of warrant liability	$31,582	$-

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	As of and for the Three Months Ended March 31, 2021
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2020	$329	$(217,889)	$873,874	$(1,904)	$1,607,129	$2,261,539
Net Income	-	-	-	-	89,933	89,933
Other comprehensive income	-	-	-	204	-	204
Stock-based compensation	-	-	4,060	-	-	4,060
Issuance of warrants	-	-	3,228	-	-	3,228
Treasury shares of 128,867 withheld for payment of taxes	-	(7,350)	-	-	-	(7,350)
Issuance of 1,280,450 shares related to settlement of warrants	13	-	31,569	-	-	31,582
Issuance of 337,755 shares of restricted stock	3	-	(3)	-	-	-
Balance at March 31, 2021	$345	$(225,239)	$912,728	$(1,700)	$1,697,062	$2,383,196

	As of and for the Three Months Ended March 31, 2020
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2019	$310	$(213,871)	$761,715	$(2,818)	$1,246,843	$1,792,179
Net Income	-	-	-	-	23,353	23,353
Other comprehensive income	-	-	-	245	-	245
Cumulative effect of change in accounting principle	-	-	14,553	-	-	14,553
Stock-based compensation	-	-	3,860	-	-	3,860
Issuance of warrant	-	-	2,394	-	-	2,394
Treasury shares of 179,211 withheld for payment of taxes	-	(3,834)	-	-	-	(3,834)
Issuance of 434,567 shares of restricted stock	5	-	(5)	-	-	-
Balance at March 31, 2020	$315	$(217,705)	$782,517	$(2,573)	$1,270,196	$1,832,750

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

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

We provide outsourced aircraft and aviation operating services throughout the world, serving Africa, Asia, Australia, Europe, the Middle East, North America and South America through: (i) aircraft operating service agreements, including those through which we provide aircraft to customers and value-added services, including crew, maintenance and insurance (“ACMI”), crew, maintenance and insurance, but not the aircraft (“CMI”) and cargo and passenger charter services (“Charter”); and (ii) dry leasing aircraft and engines (“Dry Leasing” or “Dry Lease”).

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Intercompany accounts and transactions have been eliminated.  The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2020, which includes additional disclosures and a summary of our significant accounting policies.  The December 31, 2020 balance sheet data was derived from that Annual Report. In our opinion, these Financial Statements include all adjustments, consisting of normal recurring items, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows.

Our quarterly results are subject to seasonal and other fluctuations, including fluctuations resulting from the global COVID-19 pandemic (see Note 3 for further discussion), and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Certain reclassifications have been made to prior periods’ notes to the Financial Statements to conform to the current year’s presentation of segments (see Note 11 for further discussion). Except for per share data, all dollar amounts are in thousands unless otherwise noted.

2. Summary of Significant Accounting Policies

Heavy Maintenance

Except as described in the paragraph below, we account for heavy maintenance costs for airframes and engines using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs.

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method.  Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required.  Amortization of deferred maintenance expense included in Depreciation and amortization was $12.0 million and $7.9 million for the three months ended March 31, 2021 and 2020, respectively.

Deferred maintenance included within Deferred costs and other assets is as follows:

Balance as of December 31, 2020	$191,303
Deferred maintenance costs	803
Amortization of deferred maintenance	(11,988)
Balance as of March 31, 2021	$180,118

Property and Equipment

Committed expenditures to acquire aircraft and spare engines are expected to be $179.1 million for the remainder of 2021 and $458.3 million in 2022.  These expenditures include our January 2021 agreement to purchase four 747-8F aircraft from The Boeing Company (“Boeing”) that are expected to be delivered from May 2022 through October 2022, spare engines, and 747-400 passenger aircraft (to be used for both replacement of older passenger aircraft in service as well as spare engines and parts).

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board amended its accounting guidance for certain financial instruments with characteristics of liabilities and equity, including convertible debt instruments.  For convertible debt with a cash conversion feature, the amended guidance removes the current accounting model to separately account for the liability and equity components, which currently results in the amortization of a debt discount to interest expense.  Under this amended guidance, such convertible debt will be accounted for as a single debt instrument with no amortization of a debt discount to interest expense, unless certain other conditions are met.  The amended guidance also requires the use of the if-converted method when calculating the dilutive impact of convertible debt on earnings per share.  The amended guidance is effective as of the beginning of 2022.  The two permitted transition methods under the guidance are the full retrospective approach, under which the guidance is applied to all periods presented, or the modified retrospective approach, under which the guidance is applied only to the most current period presented.  We will adopt this amended guidance on its required effective date of January 1, 2022. While we are still assessing the impact the amended guidance will have on our financial statements, we expect the amount previously allocated to the equity component will be reclassified to debt. In addition, the amended guidance is expected to result in a material increase in net income and reduction in interest expense and diluted earnings per share.

3. COVID-19 Pandemic

COVID-19

In December 2019, COVID-19 was first reported in China and has since spread to most other regions of the world.  In March 2020, COVID-19 was determined to be a global pandemic by the World Health Organization.  Since this public health crisis began, it has disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in a reduction in flights by some of our customers and lower U.S. Military Air Mobility Command (“AMC”) passenger flying as the military has taken precautionary measures to limit the movement of personnel.  A reduction of available cargo capacity in the market and increased demand for transporting goods due to the COVID-19 pandemic also resulted in increased commercial charter cargo yields, net of fuel.  We have incurred and expect to incur significant additional costs, including premium pay for pilots operating in certain areas significantly impacted by COVID-19; other operational costs, including costs for continuing to provide a safe working environment for our employees; and higher crew costs related to increased pay rates we provided to our pilots in May 2020.  In addition, the availability of hotels and restaurants, evolving COVID-19-related travel restrictions and health screenings, and a reduction in passenger flights by other airlines globally or airport closures have impacted and could further impact our ability to position employees to operate our aircraft.

To mitigate the impact of any COVID-19 pandemic disruptions, we have:

•	implemented frequent deep cleaning of all aircraft and facilities;
•	provided safety kits for each crewmember and all aircraft;
•	adjusted routes to limit exposure to regions significantly impacted by the COVID-19 pandemic;
•	implemented significant workforce testing, social distancing and protection measures at all of our facilities;
•	made COVID-19 vaccinations available to employees;
•	arranged for employees who can work remotely to do so based on local conditions;
•	reduced nonessential employee travel;
•	reduced the use of contractors;
•	implemented a number of other cost reduction initiatives;
•

entered into a Payroll Support Program Agreement (the “PSP Agreement”) with the U.S. Department of the Treasury (the “U.S. Treasury”), with respect to payroll support funding  available to cargo air carriers under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (the “Payroll Support Program”) (see discussion below); and

•

deferred payment of the employer portion of social security taxes as provided for under the CARES Act through the end of 2020, half of which will be paid by the end of 2021 and the other half will be paid by the end of 2022.

Payroll Support Program under the CARES Act

As of May 29, 2020 (the “PSP Closing Date”), Atlas and Southern Air (the “PSP Recipients”) entered into a PSP Agreement with the U.S. Treasury.  As of the PSP Closing Date, AAWW also entered into a Warrant Agreement (the “Warrant Agreement”) with the U.S. Treasury, and AAWW issued a $199.8 million senior unsecured promissory note to the U.S. Treasury (the “Promissory Note”), with Atlas and Southern Air as guarantors.

In connection with the payroll support funding received in 2020 under the PSP Agreement, we issued warrants to the U.S. Treasury to acquire up to 625,452 shares of our common stock.  As of March 31, 2021, no portion of the warrants have been exercised.

We initially recognized deferred grant income within Accrued liabilities for the difference between the payroll support funding received in 2020 under the PSP Agreement and the amounts recorded for the Promissory Note and the Warrant Agreement.  Grant income has been subsequently recognized within Other (income) expense, net in the consolidated statement of operations on a pro-rata basis over the periods that the qualifying employee wages, salaries and benefits are paid.  The remaining $40.9 million of deferred grant income as of December 31, 2020 was recognized as grant income within Other (income) expense, net in the consolidated statement of operations during the three months ended March 31, 2021.

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

The following table summarizes our transactions with Polar:

	For the Three Months Ended
Revenue and Expenses:	March 31, 2021	March 31, 2020
Revenue from Polar	$77,256	$76,234
Ground handling and airport fees to Polar	882	526

Accounts receivable/payable as of:	March 31, 2021	December 31, 2020
Receivables from Polar	$22,780	$31,079
Payables to Polar	4,153	3,477

Aggregate Carrying Value of Polar Investment as of:	March 31, 2021	December 31, 2020
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

In addition to the amounts in the table above, Atlas recognized revenue of $54.1 million and $27.5 million for the three months ended March 31, 2021 and 2020, respectively, from flying on behalf of Polar.

Dry Leasing Joint Venture

We hold a 10% interest in a joint venture with an unrelated third party, which we entered into in December 2019, to develop a diversified freighter aircraft dry leasing portfolio.  Through Titan, we provide aircraft and lease management services to the joint venture for fees based upon aircraft assets under management, among other things.  Our investment in the joint venture is accounted for under the equity method of accounting. Under the joint venture, we have a commitment to provide up to $40.0 million of capital contributions before December 2022, of which $5.3 million has been contributed as of March 31, 2021. Our maximum exposure to losses from the entity is limited to our investment. The joint venture has third-party debt obligations of $49.4 million that are not guaranteed by us.

The following table summarizes our transactions with our dry leasing joint venture:

	For the Three Months Ended
Revenue and Expenses:	March 31, 2021	March 31, 2020
Revenue from dry leasing joint venture	$1,324	$-
Aircraft rent to dry leasing joint venture	2,250	-

Aggregate Carrying Value of Joint Venture as of:	March 31, 2021	December 31, 2020
Aggregate Carrying Value of Dry Leasing Joint Venture	$4,937	$4,438

Parts Joint Venture

We hold a 50% interest in a joint venture with an unrelated third party to purchase rotable parts and provide repair services for those parts, primarily for 747-8F aircraft.  The joint venture is a variable interest entity and we have not consolidated the joint venture because we are not the primary beneficiary as we do not exercise financial control.  Our investment in the joint venture is accounted for under the equity method of accounting and was $21.2 million as of March 31, 2021 and $21.0 million as of December 31, 2020. Our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts. The joint venture does not have any third-party debt obligations. We had Accounts receivable from the joint venture of $0.2 million as of March 31, 2021 and December 31, 2020.  We had Accounts payable to the joint venture of $1.0 million as of March 31, 2021 and $0.9 million as of December 31, 2020.

5. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involve, among other things, CMI operation of up to 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years). As of March 31, 2021, 17 767-300 freighter aircraft were operating in CMI service and 19 767-300 freighters in Dry Lease service for Amazon.

In conjunction with the agreements entered into in May 2016, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.34 per share, as adjusted (“Warrant A”).  All 7.5 million shares, as adjusted, have vested in full and been exercised in two transactions. In October 2020, Amazon exercised 3,607,477 shares of Warrant A through a cashless exercise resulting in the issuance of 1,375,421 shares of our common stock. In January 2021, Amazon exercised the remaining 3,924,569 shares of Warrant A through a cashless exercise resulting in the issuance of 1,210,741 shares of our common stock.

The agreements entered into in May 2016 also provided incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.34 per share, as adjusted (“Warrant B”).  This warrant to purchase 3.77 million shares, as adjusted, will vest in increments of 37,660 shares, as adjusted, each time Amazon has paid $4.2 million of revenue to us, up to a total of $420.0 million, for incremental business beyond the original 20 767-300 freighters.  As of March 31, 2021, 564,900 shares, as adjusted, of Warrant B have vested.  Upon vesting, Warrant B becomes exercisable in accordance with its terms through May 2023. In January 2021, Amazon exercised 225,960 shares of Warrant B through a cashless exercise resulting in the issuance of 69,709 shares of our common stock.

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we began providing CMI services using Boeing 737-800 freighter aircraft provided by Amazon.  The 737-800 CMI operations are for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  As of March 31, 2021, eight 737-800 freighter aircraft were operating in CMI service.  Amazon may, in its sole discretion, place up to 12 additional 737-800 freighter aircraft into service with us by May 31, 2021.

In connection with the amended agreements, we granted Amazon a warrant to acquire up to an additional 9.9% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $52.67 per share, as adjusted (“Warrant C”).  After Warrant B has vested in full, this warrant to purchase 6.66 million shares, as adjusted, would vest in increments of 45,623 shares, as adjusted, each time Amazon has paid $6.9 million of revenue to us, up to a total of $1.0 billion, for incremental business beyond Warrant A and Warrant B.  As of March 31, 2021, no portion of Warrant C has vested.  Upon vesting, Warrant C would become exercisable in accordance with its terms through March 2026. While Amazon would be entitled to vote the shares it owns up to 14.9% of our outstanding common shares, in its discretion, it would be required to vote any shares it owns in excess of 14.9% of our outstanding common shares in accordance with the recommendation of our board of directors.

Upon the vesting of Warrant A in previous years, the fair value of the warrant was recognized as a customer incentive asset within Deferred costs and other assets, net and is amortized as a reduction of Operating Revenue in proportion to the amount of revenue recognized over the terms of the Dry Leases and CMI agreements.  When it becomes probable that an increment of either Warrant B or C will vest and the related revenue begins to be recognized, the grant date fair value of such portion is recognized as a customer incentive asset within Deferred costs and other assets, net and is amortized as a reduction of Operating Revenue in proportion to the amount of related revenue recognized.  The grant date fair value of such increment is also recorded as Additional paid-in-capital. At the time of vesting, any amounts recorded in Additional paid-in-capital related to Dry Lease contracts would be reclassified as a warrant liability within Financial instruments and other liabilities with changes in fair value recorded in Unrealized loss (gain) on financial instruments.

We amortized $10.5 million and $9.0 million of the customer incentive asset as a reduction of Operating Revenue for the three months ended March 31, 2021 and 2020, respectively.

Customer incentive asset included within Deferred costs and other assets is as follows:

Balance at December 31, 2020	$125,276
Initial value for estimate of vested or expected to vest warrants	3,228
Amortization of customer incentive asset	(10,481)
Balance at March 31, 2021	$118,023

We recognized a net unrealized loss of $0.1 million and a net unrealized gain of $0.9 million on the Amazon warrant liability related to Warrant A during the three months ended March 31, 2021 and 2020, respectively.  The fair value of the Amazon warrant liability was zero as of March 31, 2021 and $31.5 million as of December 31, 2020. Due to the exercise of Warrant A discussed above, our earnings are no longer affected by changes in the fair value of our Amazon warrant liability.

6. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net of allowance for expected credit losses related to customer contracts, excluding Dry Leasing contracts, was $237.0 million as of March 31, 2021 and $195.6 million as of December 31, 2020.

Allowance for expected credit losses, included within Accounts receivable, is as follows:

Balance as of December 31, 2020	$1,233
Bad debt recovery	(397)
Amounts written off, net of other items	174
Balance as of March 31, 2021	$1,010

Accrued Liabilities

Accrued liabilities consisted of the following as of:

	March 31, 2021	December 31, 2020
Maintenance	$134,918	$142,374
Customer maintenance reserves	97,467	93,092
Salaries, wages and benefits	82,928	136,753
Deferred revenue	47,863	41,665
Aircraft fuel	33,507	24,578
Deferred grant income	-	40,944
Other	104,634	103,754
Accrued liabilities	$501,317	$583,160

Revenue Contract Liability

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition.  The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue. Changes in Deferred revenue during the three months ended March 31, 2021 were as follows:

Balance as of December 31, 2020	$30,291
Revenue recognized	(57,193)
Amounts collected or invoiced	63,786
Balance as of March 31, 2021	$36,884

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:
	March 31, 2021	December 31, 2020
Cash and cash equivalents	$703,777	$845,589
Restricted cash	10,247	10,692
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$714,024	$856,281

7. Assets Held For Sale and Other Income

  As of December 31, 2020, we had two 737-400 passenger aircraft previously used for training purposes and certain spare CF6-80 engines classified as held for sale. During the three months ended March 31, 2021, we received net proceeds of $1.9 million from the completion of the sales of some of the spare CF6-80 engines.  We estimated the fair value of these assets, less costs to sell, based on bids received from independent third parties or recently completed sales.  The carrying value of the assets held for sale as of March 31, 2021 and December 31, 2020 was $12.3 million and $14.1 million, respectively, which was included within Prepaid expense, assets held for sale and other current assets in the consolidated balance sheets. Sales of the remaining aircraft and engines are expected to be completed during 2021.

During the three months ended March 31, 2020, we recognized refunds of $1.4 million related to aircraft rent paid in previous years within Other (income) expense, net.

8. Debt

Term Loans

In March 2021, we borrowed $16.2 million at a fixed interest rate of 0.93% under an unsecured five-year term loan due in January 2026 for GEnx engine performance upgrade kits and overhauls.  The term loan is subject to customary fees, covenants and events of default, with principal and interest payable quarterly.

Convertible Notes

In May 2017, we issued $289.0 million aggregate principal amount of 1.88% convertible senior notes that mature on June 1, 2024 (the “2017 Convertible Notes”) in an underwritten public offering.  In June 2015, we issued $224.5 million aggregate principal amount of 2.25% convertible senior notes that mature on June 1, 2022 (the “2015 Convertible Notes”) in an underwritten public offering.  The 2017 Convertible Notes and the 2015 Convertible Notes (collectively, the “Convertible Notes”) are senior unsecured obligations and accrue interest payable semiannually on June 1 and December 1 of each year.  The Convertible Notes are due on their respective maturity dates, unless earlier converted or repurchased pursuant to their respective terms.

The Convertible Notes consisted of the following as of March 31, 2021:

	2015 Convertible Notes	2017 Convertible Notes
Remaining life in months	14	38
Liability component:
Gross proceeds	$224,500	$289,000
Less: debt discount, net of amortization	(10,555)	(35,375)
Less: debt issuance cost, net of amortization	(970)	(2,723)
Net carrying amount	$212,975	$250,902

Equity component (1)	$52,903	$70,140
(1)	Included in Additional paid-in-capital on the consolidated balance sheet as of March 31, 2021.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Contractual interest coupon	$2,618	$2,618
Amortization of debt discount	4,671	4,388
Amortization of debt issuance costs	402	387
Total interest expense recognized	$7,691	$7,393

Revolving Credit Facility

We have a $200.0 million secured revolving credit facility that matures in December 2022 (the “Revolver”). As of March 31, 2021, there were no amounts outstanding and we had $200.0 million of unused availability, based on the collateral borrowing base.

9. Income Taxes

The effective income tax rates were 23.7% and 27.4% for the three months ended March 31, 2021 and 2020, respectively. The rate for the three months ended March 31, 2021 differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes. The rate for the three months ended March 31, 2020 differed from the U.S. statutory rate primarily due to tax expense from the vesting of share-based compensation.  For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

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

The carrying value of Cash and cash equivalents, and Restricted cash is based on cost, which approximates fair value.

Term loans and notes consist of term loans, notes guaranteed by the Export-Import Bank of the United States, a promissory note issued to the U.S. Treasury and equipment enhanced trust certificates. The fair values of these debt instruments and the Revolver are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

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

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	March 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$703,777	$703,777	$703,777	$-	$-
Restricted cash	10,247	10,247	10,247	-	-
	$714,024	$714,024	$714,024	$-	$-

Liabilities
Term loans and notes	$1,756,278	$1,832,407	$-	$-	$1,832,407
Convertible notes (1)	463,877	589,456	589,456	-	-
	$2,220,155	$2,421,863	$589,456	$-	$1,832,407

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$845,589	$845,589	$845,589	$-	$-
Restricted cash	10,692	10,692	10,692	-	-
	$856,281	$856,281	$856,281	$-	$-

Liabilities
Term loans and notes	$1,809,656	$1,909,942	$-	$-	$1,909,942
Convertible notes (1)	458,803	560,975	560,975	-	-
Customer warrant	31,470	31,470	-	31,470	-
	$2,299,929	$2,502,387	$560,975	$31,470	$1,909,942

(1) Carrying value is net of debt discounts and debt issuance costs (see Note 8).

11. Segment Reporting

During the first quarter of 2021, we changed our operating and reportable segments, reflecting changes in our business. We currently have the following two operating and reportable segments: Airline Operations and Dry Leasing.  Previously, our operating and reportable segments were ACMI, Charter and Dry Leasing.  As ACMI and Charter services have become more similar, our chief operating decision maker began assessing operating results and making resource allocation decisions for Airline Operations.

Our Airline Operations segment provides outsourced aircraft operating services to customers including, express delivery providers, e-commerce retailers, the U.S. military, charter brokers, freight forwarders, airlines, manufacturers, sports teams and fans, and private charter customers.  We generally provide these services on an ACMI, CMI and Charter basis.  Most agreements provide us with guaranteed minimum revenues at predetermined rates, levels of operation and defined periods of time. We also provide certain services on a short-term basis.

Our Dry Leasing segment provides for the leasing of cargo and passenger aircraft and engines to customers, and aircraft- and lease-management services.  In our Dry Leasing segment, the customer operates, and is responsible for insuring and maintaining, the flight equipment.

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

We use an economic performance metric called Direct Contribution, which shows the profitability of each segment.  Direct Contribution includes Income before income taxes and excludes the following: Special charges, Transaction-related expenses, nonrecurring items, Gain (losses) on the disposal of aircraft, Losses on early extinguishment of debt, Unrealized losses (gains) on financial instruments and Unallocated income and expenses, net.  Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation.  Unallocated income and expenses, net include corporate overhead, nonaircraft depreciation, noncash expenses and income, interest expense on the portion of debt used for general corporate purposes, interest income on nondebt securities, capitalized interest, foreign exchange gains and losses, other revenue, other non-operating costs and CARES Act grant income.

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income before income taxes:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Operating Revenue:
Airline Operations	$826,240	$606,373
Dry Leasing	40,364	41,926
Customer incentive asset amortization	(10,481)	(9,022)
Other	5,177	4,225
Total Operating Revenue	$861,300	$643,502

Direct Contribution:
Airline Operations	$169,150	$103,087
Dry Leasing	10,564	10,698
Total Direct Contribution for Reportable Segments	179,714	113,785

Unallocated expenses and (income), net	(61,535)	(88,719)
Unrealized gain (loss) on financial instruments	(113)	924
Transaction-related expenses	(201)	(521)
Gain (loss) on disposal of aircraft	(16)	6,717
Income before income taxes	117,849	32,186
Add back (subtract):
Interest income	(211)	(480)
Interest expense	27,180	29,275
Capitalized interest	(1,271)	(193)
Unrealized (gain) loss on financial instruments	113	(924)
Other (income) expense, net	(39,456)	1,206
Operating Income	$104,204	$61,070

The following table disaggregates our Airline Operations segment revenue by customer and service type:

	For the Three Months Ended
	March 31, 2021			March 31, 2020
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$713,211	$2,879	$716,090	$452,712	$3,626	$456,338
AMC	45,312	64,838	110,150	62,475	87,560	150,035
Total Airline Operations Revenue	$758,523	$67,717	$826,240	$515,187	$91,186	$606,373

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the AMC, Polar and DHL (see above for the AMC and Note 4 to our Financial Statements for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from DHL was $158.7 million for the three months ended March 31, 2021 and $98.4 million for the three months ended March 31, 2020. We have not experienced any credit issues with these customers.

12. Labor and Legal Proceedings

Collective Bargaining Agreements

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

The IBT refused to follow the merger provisions in the Atlas and Southern Air CBAs, which resulted in significant litigation, arbitrations and delay. The Company prevailed in all of the prior merger-related proceedings, including all federal court litigation and related appeals. The IBT was ordered by two arbitrators and two federal district courts to comply with the merger provisions of the Atlas and Southern Air CBAs, which included providing the Company with the ISL by May 15, 2020.

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

In April 2020, the Company entered into Coronavirus Memorandum of Understandings (“MOU”) with both Local 2750 and Local 1224, providing for premium pay and enhanced benefits for pilots flying into covered areas designated by the Centers for Disease Control and Prevention (“CDC”) as Red Level 3 Travel Health Notices on its website at the time, as well as providing for an increased per diem and other additional safety measures related to COVID-19. In August 2020, the CDC updated its Travel Health Notices, which affected covered areas eligible for premium pay and certain benefits under the MOU. In late November 2020, the CDC further updated its Travel Health Notices, which expanded the scope of covered areas under the MOU. This CDC change resulted in China, however, no longer being a covered area under the MOU. The Company voluntarily offered and the Union agreed to continue to provide premium pay and certain other benefits under the MOU for eligible areas through December 31, 2020. The MOU has continued in effect since December 31, 2020. Once a new JCBA is effective, the MOU will be terminated.

On May 7, 2020, the Company announced that Atlas and Southern Air reached an agreement with IBT Locals 2750 and 1224, which provides for a ten percent pay increase for all pilots, effective as of May 1, 2020.  This pay increase provides interim additional compensation to our pilots until a new JCBA is reached.

The Company and the IBT continued to meet virtually from March 2020 through January 2021 to move the process forward and bargain in good faith for a new JCBA. Substantive progress was made with tentative agreements reached for more than half of the articles in a new JCBA. On February 15, 2021, the Company and IBT completed the contractually-mandated nine-month period for negotiations for a JCBA. All remaining open issues not resolved in negotiations are subject to binding interest arbitration between the Company and the IBT, which occurred in the latter half of March 2021 and concluded on April 1, 2021. On March 30, 2021, the IBT provided the Company with the ISL.

On May 1, 2021, IBT Local 2750, which represents Atlas Air Pilots, also became the official IBT representative for all Southern Air pilots who had previously been represented by IBT Local 1224.  While the Atlas and Southern pilots are represented by the same local, they remain two distinct pilot groups under separate CBAs until there is a new JCBA.

Once the arbitration decision is issued, there will be a new JCBA. We expect the decision to be issued during the second half of 2021 and that labor costs arising from the new JCBA will be materially greater than the costs under our current CBAs with Atlas pilots and Southern Air pilots.

We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act and may incur additional administrative expenses associated with union representation of our employees.

Preliminary Injunction

In late November 2017, the DC District Court issued a preliminary injunction preventing the IBT from “authorizing, encouraging, permitting, calling, engaging in, or continuing” any illegal pilot slowdown activities that were intended to gain leverage in pilot contract negotiations with the Company and requiring the IBT to meet its obligations under the Railway Labor Act. The IBT appealed to the DC Court of Appeals, which, in a unanimous three-judge panel, affirmed the DC District Court’s ruling. On May 22, 2020, the IBT filed a motion to dismiss the Company’s action for a preliminary injunction, which has been fully briefed. The preliminary injunction remains in full force and effect pending the court’s decision.  The preliminary injunction will expire once the parties’ new JCBA becomes effective.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $3.6 million in aggregate based on March 31, 2021 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  In the other case, we received an administrative decision in favor of the Brazil customs authorities and we are in the process of appealing this decision to the Brazil courts.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $3.0 million as of March 31, 2021 and $3.3 million as of December 31, 2020, and is included in Deferred costs and other assets.

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

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended
Numerator:	March 31, 2021	March 31, 2020
Net Income	$89,933	$23,353
Plus: Unrealized loss (gain) on financial instruments, net of tax	112	-
Diluted net income	$90,045	$23,353

Denominator:
Basic EPS weighted average shares outstanding	28,491	25,966
Effect of dilutive warrants	751	-
Effect of dilutive restricted stock	236	-
Diluted EPS weighted average shares outstanding	29,478	25,966

Earnings per share:
Basic	$3.16	$0.90
Diluted	$3.05	$0.90

Antidilutive shares related to warrants issued in connection with our Convertible Notes and warrants issued to a customer that were out of the money and excluded from the calculation of diluted EPS were 7.8 million for the three months ended March 31, 2021, and 15.5 million for the three months ended March 31, 2020.  Diluted shares reflect the potential dilution that could occur from restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and customer warrants in which performance or market conditions were not satisfied of 10.1 million for the three months ended March 31, 2021 and 10.5 million for the three months ended March 31, 2020.

14. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2019	$(2,827)	$9	$(2,818)
Reclassification to interest expense	308	-	308
Tax effect	(63)	-	(63)
Balance as of March 31, 2020	$(2,582)	$9	$(2,573)

Balance as of December 31, 2020	$(1,913)	$9	$(1,904)
Reclassification to interest expense	268	-	268
Tax effect	(64)	-	(64)
Balance as of March 31, 2021	$(1,709)	$9	$(1,700)

Interest Rate Derivatives

As of March 31, 2021, there was $2.2 million of unamortized net realized loss before taxes remaining in Accumulated other comprehensive income (loss) related to terminated forward-starting interest rate swaps, which had been designated as cash flow hedges to effectively fix the interest rates on two 747-8F financings in 2011 and three 777-200LRF financings in 2014.  The net loss is amortized and reclassified into Interest expense over the remaining life of the related debt. Net realized losses reclassified into earnings were $0.3 million for both the three months ended March 31, 2021 and 2020.  Net realized losses expected to be reclassified into earnings within the next 12 months are $1.0 million as of March 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Financial Statements appearing in this report and our audited consolidated financial statements and related notes included in our 2020 Annual Report on Form 10-K.

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

During the first quarter of 2021, we changed our operating and reportable segments, reflecting changes in our business (see Note 11 to our Financial Statements). Our primary service offerings are provided through two operating segments:

Airline Operations. Our Airline Operations segment provides outsourced aircraft operating services to customers including express delivery providers, e-commerce retailers, the U.S. military, charter brokers, freight forwarders, airlines, manufacturers, sports teams and fans, and private charter customers. We generally provide these services through aircraft operating service agreements, including those through which we provide aircraft to customers and value-added services, including crew, maintenance and insurance (“ACMI”), crew, maintenance and insurance, but not the aircraft (“CMI”) and cargo and passenger charter services (“Charter”).

Dry Leasing. Our Dry Leasing business provides cargo and passenger aircraft and engine leasing solutions.  The customer operates, and is responsible for insuring and maintaining, the flight equipment.

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

See “Business Overview” and “Business Strategy” in our 2020 Annual Report on Form 10-K for additional information.

Business Developments

In December 2019, COVID-19 was first reported in China and has since spread to many other regions of the world.  In March 2020, it was determined to be a global pandemic by the World Health Organization. Since this public health crisis began, it has disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in a reduction in flights by some of our ACMI customers and lower AMC passenger flying as the military has taken precautionary measures to limit the movement of personnel.

Our Airline Operations results for the first quarter of 2021, compared with 2020, were significantly impacted by the reduction of available cargo capacity in the market provided by passenger airlines and the disruption of global supply chains due to the COVID-19 pandemic, resulting in significantly higher commercial charter cargo Yields, net of fuel.  Due to this strong demand in 2020, we reactivated four 747-400BCF aircraft that had been temporarily parked and began Charter operations using a 777-200 freighter aircraft that was previously in our Dry Leasing business.  During 2020 and the first quarter of 2021, we entered into numerous long-term Charter programs with customers seeking to secure committed cargo capacity.  These long-term Charter programs provide us with guaranteed revenue and include indexed fuel price adjustments to mitigate our exposure to fuel price volatility.

Given the dynamic nature of this pandemic, the duration of business disruption, the extent of customer cancellations and the related financial impact cannot be reasonably estimated at this time.  We have incurred and expect to incur significant additional costs, including premium pay for pilots operating in certain areas significantly impacted by COVID-19; other operational costs, including costs for continuing to provide a safe working environment for our employees; and higher crew costs related to increased pay rates we provided to our pilots in May 2020.  In addition, the availability of hotels and restaurants; evolving COVID-19-related travel restrictions and health screenings; and cancellations of passenger flights by other airlines globally or airport closures have impacted and could further impact our ability to position employees to operate our aircraft.  In response to these challenging times, we have:

•	implemented frequent deep cleaning of all aircraft and facilities;
•	provided safety kits for each crewmember and all aircraft;
•	adjusted routes to limit exposure to regions significantly impacted by the COVID-19 pandemic;
•	implemented significant workforce testing, social distancing and protection measures at all of our facilities;
•	made COVID-19 vaccinations available to employees;
•	arranged for employees who can work remotely to do so based on local conditions;
•	reduced nonessential employee travel;
•	reduced the use of contractors;
•	implemented a number of other cost reduction initiatives;
•	entered into a Payroll Support Program Agreement with the U.S. Treasury; and
•

deferred payment of the employer portion of social security taxes as provided for under the CARES Act through the end of 2020, half of which will be paid by the end of 2021 and the other half will be paid by the end of 2022.

The continuation or worsening of the aforementioned and other factors could materially affect our results for the duration of the COVID-19 pandemic.

On February 15, 2021, the Company and IBT completed the contractually mandated nine-month period for negotiations for a joint CBA.  All remaining open issues not resolved in negotiations are subject to binding interest arbitration, which occurred in late March 2021.  We expect the decision to be issued during the second half of 2021 and that labor costs arising from the new JCBA will be materially greater than the costs under our current CBAs with Atlas pilots and Southern Air pilots (see Note 12 to our Financial Statements for further discussion).

We continually assess our aircraft requirements and will make adjustments to our capacity as necessary.  Some of these actions may involve grounding or disposing of aircraft or engines, which could result in asset impairments or other charges in future periods.

Airline Operations results for the first quarter of 2021, compared with 2020, were also impacted by increased flying from the following:

•	In October 2020, a third 747-400 freighter entered service for Nippon Cargo Airlines on transpacific routes.
•

In March 2019, we entered into agreements with Amazon, which include CMI operation of 737-800 freighter aircraft.  A sixth and seventh 737-800 freighter aircraft entered service in September 2020, and an eighth aircraft entered service in October 2020.

We are focused on the further enhancement of all our services and have the flexibility to expand our fleet in response to market conditions.  In January 2021, we signed an agreement with Boeing for the purchase of four new 747-8F aircraft.  The aircraft are expected to be delivered from May 2022 through October 2022.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended March 31, 2021 and 2020

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) for the three months ended March 31:

Segment Operating Fleet	2021	2020	Inc/(Dec)
Airline Operations*
747-8F Cargo	10.0	10.0	-
747-400 Cargo	33.6	31.2	2.4
747-400 Dreamlifter	1.2	3.6	(2.4)
747-400 Passenger	4.9	5.0	(0.1)
777-200 Cargo	9.0	8.0	1.0
767-300 Cargo	24.0	24.0	-
767-300 Passenger	5.0	4.8	0.2
767-200 Cargo	5.6	9.0	(3.4)
767-200 Passenger	0.6	1.0	(0.4)
737-800 Cargo	8.0	5.0	3.0
737-400 Cargo	-	5.0	(5.0)
Total	101.9	106.6	(4.7)

Dry Leasing
777-200 Cargo	7.0	7.0	-
767-300 Cargo	21.0	21.0	-
757-200 Cargo	-	0.5	(0.5)
737-300 Cargo	1.0	1.0	-
737-800 Passenger	-	0.6	(0.6)
Total	29.0	30.1	(1.1)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(21.0)	-
Total Operating Average Aircraft Equivalents	109.9	115.7	(5.8)

Out-of-service**	-	5.4	(5.4)
*	Airline Operations average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service includes aircraft that are temporarily parked.

Block Hours	2021	2020	Inc/(Dec)	% Change
Total Block Hours***	88,523	73,247	15,276	20.9%
***	Includes Airline Operations and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended March 31 (in thousands):

	2021	2020	Inc/(Dec)	% Change
Operating Revenue
Airline Operations	$826,240	$606,373	$219,867	36.3%
Dry Leasing	40,364	41,926	(1,562)	(3.7)%
Customer incentive asset amortization	(10,481)	(9,022)	1,459	16.2%
Other	5,177	4,225	952	22.5%
Total Operating Revenue	$861,300	$643,502

Airline Operations

	2021	2020	Inc/(Dec)	% Change
Block Hours
Cargo	83,110	67,838	15,272	22.5%
Passenger	3,648	4,806	(1,158)	(24.1)%
Total Airline Operations	86,758	72,644	14,114	19.4%

Revenue Per Block Hour
Airline Operations	$9,524	$8,347	$1,177	14.1%
Cargo	$9,127	$7,594	$1,533	20.2%
Passenger	$18,563	$18,973	$(410)	(2.2)%

Airline Operations revenue increased $219.9 million, or 36.3%, primarily due to increased flying and an increase in Revenue per Block Hour.  The increase in Block Hours flown was primarily driven by increased demand for our commercial cargo Charter and CMI services reflecting higher airfreight volumes and a reduction of available cargo capacity provided by passenger airlines in the market, the disruption of global supply chains due to the COVID-19 pandemic and our ability to increase aircraft utilization.  Due to this strong demand, we reactivated four 747-400BCF aircraft throughout 2020 that had been temporarily parked and began using a 777-200 freighter aircraft that was previously in our Dry Leasing business.  Partially offsetting these improvements was lower AMC passenger Charter flying as the U.S. military has taken precautionary measures to limit the movement of military personnel.  Revenue per Block Hour rose primarily due to an increased proportion of higher-yielding commercial cargo Charter flying driven by the factors impacting commercial cargo Charter demand noted above, partially offset by lower fuel costs and an increase in CMI flying.

Dry Leasing

Dry Leasing revenue was relatively unchanged.

Operating Expenses

The following table compares our Operating Expenses for the three months ended March 31 (in thousands):

	2021	2020	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$202,614	$147,744	$54,870	37.1%
Aircraft fuel	163,551	108,318	55,233	51.0%
Maintenance, materials and repairs	121,133	94,152	26,981	28.7%
Depreciation and amortization	67,789	57,584	10,205	17.7%
Navigation fees, landing fees and other rent	44,887	31,401	13,486	42.9%
Passenger and ground handling services	40,065	31,959	8,106	25.4%
Travel	37,672	42,391	(4,719)	(11.1)%
Aircraft rent	20,756	23,967	(3,211)	(13.4)%
Loss (gain) on disposal of aircraft	16	(6,717)	(6,733)	NM
Transaction-related expenses	201	521	(320)	(61.4)%
Other	58,412	51,112	7,300	14.3%
Total Operating Expenses	$757,096	$582,432

NM represents year-over-year changes that are not meaningful.

Salaries, wages and benefits increased $54.9 million, or 37.1%, primarily due to higher pilot costs related to increased flying, premium pay for pilots operating in certain areas significantly impacted by COVID-19 and increased pay rates we provided to our pilots in May 2020.

Aircraft fuel increased $55.2 million, or 51.0%, primarily due to higher consumption related to increased flying, partially offset by a decrease in the average fuel cost per gallon.  We do not incur fuel expense in providing ACMI and CMI services or in our Dry Leasing business as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the three months ended March 31 were:

	2021	2020	Inc/(Dec)	% Change
Average fuel cost per gallon	$1.71	$2.00	$(0.29)	(14.5)%
Fuel gallons consumed (000s)	95,586	54,279	41,307	76.1%

Maintenance, materials and repairs increased $27.0 million, or 28.7%, primarily reflecting $19.4 million of increased Line Maintenance expense and $7.6 million of increased Heavy Maintenance expense. Line Maintenance expense increased primarily due to increased flying.  Heavy Maintenance expense on 747-8F aircraft increased $6.9 million primarily due to an increase in the number of D Checks.  Heavy Maintenance expense on 747-400 aircraft increased $1.2 million primarily due to an increase in the number of engine overhauls and an increase in the number of C Checks, partially offset by a decrease in the number of D Checks. Heavy Maintenance expense on 767 aircraft decreased $1.5 million primarily due to a decrease in the number of C Checks. Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended March 31 were:

Heavy Maintenance Events	2021	2020	Inc/(Dec)
747-400 C Checks	5	4	1
767 C Checks	2	3	(1)
747-8F D Checks	2	-	2
747-400 D Checks	1	3	(2)
CF6-80 engine overhauls	1	1	-
PW4000 engine overhauls	1	-	1

Depreciation and amortization increased $10.2 million, or 17.7%, primarily due to an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements) and an increase in the scrapping of rotable parts related to the increase in the number of engine overhauls.

Navigation fees, landing fees and other rent increased $13.5 million, or 42.9%, primarily due to increased flying.

Passenger and ground handling services increased $8.1 million, or 25.4%, primarily due to increased cargo flying, partially offset by a decrease in passenger flying.

Travel decreased $4.7 million, or 11.1%, primarily due to decreased rates related to the impact of the COVID-19 pandemic, partially offset by an increase in flying.

Aircraft rent decreased $3.2 million, or 13.4%, primarily due to changes in leases.

Gain on disposal of aircraft in 2020 represents a net gain of $6.7 million from the sale of certain nonessential assets.

Other increased $7.3 million, or 14.3%, primarily due to costs for continuing to provide a safe working environment for our employees and costs associated with negotiations and arbitration for a joint CBA (see Note 12 to our Financial Statements).

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended March 31 (in thousands):

	2021	2020	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(211)	$(480)	$(269)	(56.0)%
Interest expense	27,180	29,275	(2,095)	(7.2)%
Capitalized interest	(1,271)	(193)	1,078	NM
Unrealized loss (gain) on financial instruments	113	(924)	(1,037)	(112.2)%
Other (income) expense, net	(39,456)	1,206	(40,662)	NM

Interest expense decreased $2.1 million, or 7.2%, primarily due to a reduction in our debt.

Other (income) expense, net increased primarily due to CARES Act grant income of $40.9 million (see Note 3 to our Financial Statements).

Income taxes.  The effective income tax rates were 23.7% and 27.4% for the three months ended March 31, 2021 and 2020, respectively. The rate for the three months ended March 31, 2021 differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes. The rate for the three months ended March 31, 2020 differed from the U.S. statutory rate primarily due to tax expense from the vesting of share-based compensation.

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended March 31 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2021	2020	Inc/(Dec)	% Change
Direct Contribution
Airline Operations	$169,150	$103,087	$66,063	64.1%
Dry Leasing	10,564	10,698	(134)	(1.3)%
Total Direct Contribution	$179,714	$113,785	$65,929	57.9%

Unallocated expenses and (income), net	$61,535	$88,719	$(27,184)	(30.6)%

Airline Operations Segment

Airline Operations Direct Contribution increased $66.1 million, or 64.1%, primarily due to increased commercial cargo Charter Yields, net of fuel, and an increase in demand for our commercial cargo Charter services reflecting higher airfreight volumes and a reduction of available capacity in the market, the disruption of global supply chains due to the COVID-19 pandemic and our ability to increase aircraft utilization.  Direct Contribution also benefited from the operation of four 747-400 freighters reactivated throughout 2020 and a 777-200 freighter aircraft that was previously in our Dry Leasing business.  Partially offsetting these improvements were higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19 and increased pay rates we provided to our pilots in May 2020, and higher heavy maintenance.

Dry Leasing Segment

Dry Leasing Direct Contribution was relatively unchanged.

Unallocated expenses and (income), net

Unallocated expenses and (income), net decreased $27.2 million, or 30.6%, primarily due to CARES Act grant income.

Reconciliation of GAAP to non-GAAP Financial Measures

To supplement our Financial Statements presented in accordance with GAAP, we present certain non-GAAP financial measures to assist in the evaluation of our business performance.  These non-GAAP financial measures include Adjusted Net Income, Adjusted Diluted EPS and Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which exclude certain noncash income and expenses, and items impacting year-over-year comparisons of our results.  These non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for Net Income and Diluted EPS from continuing operations, net of taxes which are the most directly comparable measures of performance prepared in accordance with GAAP.

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

The following is a reconciliation of Net Income and Diluted EPS to the corresponding non-GAAP financial measures (see Note 13 to our Financial Statements for the calculation of Diluted EPS) (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2021	March 31, 2020	Percent Change

Net Income	$89,933	$23,353	285.1%
Impact from:
CARES Act grant income (a)	(40,944)	-
Customer incentive asset amortization	10,481	9,022
Noncash expenses and income, net (b)	4,672	4,386
Unrealized loss (gain) on financial instruments	113	(924)
Other, net (c)	329	(5,260)
Income tax effect of reconciling items	7,631	(697)
Adjusted Net Income	$72,215	$29,880	141.7%

Weighted average diluted shares outstanding	29,478	25,966

Adjusted Diluted EPS	$2.45	$1.15	113.0%

	For the Three Months Ended
	March 31, 2021	March 31, 2020	Percent Change

Net Income	$89,933	$23,353	285.1%
Interest expense, net	25,698	28,602
Depreciation and amortization	67,789	57,584
Income tax expense	27,916	8,833
EBITDA	211,336	118,372
CARES Act grant income (a)	(40,944)	-
Customer incentive asset amortization	10,481	9,022
Unrealized loss (gain) on financial instruments	113	(924)
Other, net (c)	329	(5,260)
Adjusted EBITDA	$181,315	$121,210	49.6%

(a)	CARES Act grant income in 2021 related to income associated with the Payroll Support Program (see Note 3 to our Financial Statements).
(b)	Noncash expenses and income, net in 2021 and 2020 primarily related to amortization of debt discount on the convertible notes (see Note 8 to our Financial Statements).
(c)

Other, net in 2021 primarily related to costs associated with our acquisition of Southern Air.  Other, net in 2020 primarily related to a $6.7 million net gain on the sale of aircraft and costs associated with the refinancing of debt and our acquisition of Southern Air.

Liquidity and Capital Resources

The most significant liquidity event during the first quarter of 2021 was as follows:

In March 2021, we borrowed $16.2 million at a fixed interest rate of 0.93% under an unsecured five-year term loan due in January 2026 for GEnx engine performance upgrade kits and overhauls.  The term loan is subject to customary fees, covenants and events of default, with principal and interest payable quarterly (see Note 8 to our Financial Statements).

Operating Activities. Net cash provided by operating activities was $88.1 million for the first quarter of 2021, which primarily reflected Net Income of $89.9 million, noncash adjustments of $86.2 million for Depreciation and amortization and $27.8 million for Deferred taxes, partially offset by a $89.4 million decrease in Accounts payable, accrued liabilities and other liabilities, a $22.7 million increase in Accounts receivable and a $7.5 million increase in Prepaid expenses, current assets and other assets.  Net cash provided by operating activities was $71.8 million for the first quarter of 2020, which primarily reflected Net Income of $23.4 million, noncash adjustments of $74.4 million for Depreciation and amortization and $7.4 million for Deferred taxes and a $16.5 million decrease in Accounts receivable, partially offset by a $40.4 million decrease in Accounts payable, accrued liabilities and other liabilities, and a $5.5 million increase in Prepaid expenses, current assets and other assets.

Investing Activities. Net cash used for investing activities was $153.2 million for the first quarter of 2021, consisting primarily of $126.8 million of purchase deposits and payments for flight equipment and modifications and $26.7 million of payments for core capital expenditures, excluding flight equipment. Purchase deposits and payments for flight equipment and modifications during the first quarter of 2021 were primarily related to pre-delivery payments, spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2021 were funded through working capital and the financing discussed above.  Net cash provided by investing activities was $10.7 million for the first quarter of 2020, consisting primarily of $44.1 million of proceeds from disposal of aircraft, partially offset by $26.0 million of purchase deposits and payments for flight equipment and modifications and $8.3 million of payments for core capital expenditures, excluding flight equipment. Payments for flight equipment and modifications during the first quarter of 2020 were primarily related to spare engines and GEnx engine performance upgrade kits.

Financing Activities. Net cash used for financing activities was $77.2 million for the first quarter of 2021, which primarily reflected $78.0 million of payments on debt, $12.3 million in payments of maintenance reserves and $7.4 million related to treasury shares withheld for payment of taxes, partially offset by $16.2 million of proceeds from debt issuance and $5.2 million of customer maintenance reserves and deposits received. Net cash provided by financing activities was $39.6 million for the first quarter of 2020, which primarily reflected $164.0 million from debt issuance and $75.0 million of proceeds from our revolving credit facility, partially offset by $193.6 million of payments on debt and $3.8 million related to treasury shares withheld for payment of taxes.

In response to the COVID-19 pandemic, we have significantly reduced nonessential employee travel, reduced the use of contractors, implemented a number of other cost reduction initiatives and taken actions to increase liquidity and strengthen our financial position, including participation in the Payroll Support Program and deferral of the payment of the employer portion of social security taxes as provided for under the CARES Act. In connection with our participation in the Payroll Support Program, we agreed not to repurchase shares in the open market of, or make dividend payments with respect to, our common stock through September 30, 2021. We consider Cash and cash equivalents, Net cash provided by operating activities and availability under our revolving credit facility to be sufficient to meet our debt and lease obligations, and to fund committed and core capital expenditures for the remainder of 2021. Core capital expenditures for the remainder of 2021 are expected to range from $85.0 to $95.0 million, which excludes flight equipment and capitalized interest. Committed capital expenditures for flight equipment for the remainder of 2021 are expected to be $179.1 million. These expenditures include pre-delivery payments for our January 2021 agreement to purchase four 747-8F aircraft from Boeing that are expected to be delivered from May 2022 through October 2022, spare engines, and 747-400 passenger aircraft (to be used for both replacement of older passenger aircraft in service, as well as spare engines and parts).

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

Contractual Obligations and Debt Agreements

See Notes 3 and 8 to our Financial Statements for a description of our new debt.  See our 2020 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2020 and a description of our other debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2021.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2020.  Many of such factors are beyond AAWW’s control and are difficult to predict.  As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements.  Such forward-looking statements speak only as of the date of this report.  AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law and expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our 2020 Annual Report on Form 10-K, we discuss our earnings exposure from changes in our common stock price due to the impact those changes have on the fair value of our liability for a warrant issued to a customer. Our earnings are no longer affected by changes in our common stock price due to the customer’s exercise of the warrant during the three months ended March 31, 2021 (see Note 5 to our Financial Statements for further discussion).  There have been no other material changes to our market risk during the three months ended March 31, 2021.  For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2020 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of March 31, 2021.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended March 31, 2021, the information required in response to this Item is set forth in Note 12 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Atlas Air Worldwide Holdings, Inc. Strategic Bonus Plan for Senior Executives (EVP and above).

10.2	Atlas Air Worldwide Holdings, Inc. Long Term Cash Incentive Plan (OTP).

10.3	Atlas Air Worldwide Holdings, Inc. 2021 Long Term Cash Incentive Program.

10.4	Amendment to the Atlas Air Worldwide Holdings, Inc. Long Term Cash Incentive Programs for 2018 and 2019.

10.5

Purchase Agreement Number AH5-PA-05094, dated as of January 7, 2021, between The Boeing Company and Atlas Air Worldwide Holdings, Inc. (Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed with the Securities and Exchange Commission.).

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

*

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2021 and 2020 and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: May 5, 2021	/s/ John W. Dietrich
John W. Dietrich
President and Chief Executive Officer

Dated: May 5, 2021	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer