Form 10-Q
period 2021-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2021-08-05
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, there were 29,024,886 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$750,161	$845,589
Restricted cash	10,292	10,692
Accounts receivable, net of allowance of $3,582 and $1,233, respectively	291,843	265,521
Prepaid expenses, assets held for sale and other current assets	97,906	95,919
Total current assets	1,150,202	1,217,721
Property and Equipment
Flight equipment	5,287,205	5,061,387
Ground equipment	95,901	86,670
Less: accumulated depreciation	(1,240,656)	(1,147,613)
Flight equipment purchase deposits and modifications in progress	223,761	110,150
Property and equipment, net	4,366,211	4,110,594
Other Assets
Operating lease right-of-use assets	209,898	255,805
Deferred costs and other assets	344,914	374,242
Intangible assets, net and goodwill	67,811	70,826
Total Assets	$6,139,036	$6,029,188

Liabilities and Equity
Current Liabilities
Accounts payable	$103,399	$107,604
Accrued liabilities	535,947	583,160
Current portion of long-term debt and finance leases	606,661	298,690
Current portion of long-term operating leases	73,595	157,732
Total current liabilities	1,319,602	1,147,186
Other Liabilities
Long-term debt and finance leases	1,783,648	2,020,451
Long-term operating leases	241,067	318,850
Deferred taxes	262,146	203,586
Financial instruments and other liabilities	35,519	77,576
Total other liabilities	2,322,380	2,620,463
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 34,515,070 and 32,877,533 shares issued, 29,024,700 and 27,517,297 shares outstanding (net of treasury stock), as of June 30, 2021 and December 31, 2020, respectively	345	329
Additional paid-in capital	919,362	873,874
Treasury stock, at cost; 5,490,370 and 5,360,236 shares, respectively	(225,321)	(217,889)
Accumulated other comprehensive loss	(1,504)	(1,904)
Retained earnings	1,804,172	1,607,129
Total stockholders’ equity	2,497,054	2,261,539
Total Liabilities and Equity	$6,139,036	$6,029,188

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Operating Revenue	$990,432	$825,253	$1,851,732	$1,468,755

Operating Expenses
Salaries, wages and benefits	208,366	192,591	410,980	340,335
Aircraft fuel	214,269	83,242	377,820	191,560
Maintenance, materials and repairs	132,547	168,300	253,680	262,452
Depreciation and amortization	66,661	65,826	134,450	123,410
Navigation fees, landing fees and other rent	47,409	35,638	92,296	67,039
Passenger and ground handling services	41,504	30,130	81,569	62,089
Travel	39,947	34,627	77,619	77,018
Aircraft rent	17,687	24,316	38,443	48,283
Loss (gain) on disposal of aircraft	-	2	16	(6,715)
Special charge	-	15,934	-	15,934
Transaction-related expenses	117	1,275	318	1,796
Other	61,848	52,710	120,260	103,822
Total Operating Expenses	830,355	704,591	1,587,451	1,287,023

Operating Income	160,077	120,662	264,281	181,732

Non-operating Expenses (Income)
Interest income	(189)	(224)	(400)	(704)
Interest expense	26,992	28,950	54,172	58,225
Capitalized interest	(1,850)	(132)	(3,121)	(325)
Loss on early extinguishment of debt	-	74	-	74
Unrealized loss on financial instruments	-	30,671	113	29,747
Other (income) expense, net	(4,854)	(50,598)	(44,310)	(49,392)
Total Non-operating Expenses (Income)	20,099	8,741	6,454	37,625

Income before income taxes	139,978	111,921	257,827	144,107
Income tax expense	32,868	33,009	60,784	41,842
Net Income	$107,110	$78,912	$197,043	$102,265
Earnings per share:
Basic	$3.69	$3.02	$6.85	$3.93
Diluted	$3.53	$3.01	$6.59	$3.92
Weighted average shares:
Basic	29,011	26,129	28,752	26,048
Diluted	30,319	26,182	29,900	26,074

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income	$107,110	$78,912	$197,043	$102,265
Other comprehensive income:
Reclassification to interest expense	256	296	524	604
Income tax benefit	(60)	(70)	(124)	(133)
Other comprehensive income	196	226	400	471
Comprehensive Income	$107,306	$79,138	$197,443	$102,736

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020

Operating Activities:
Net Income	$197,043	$102,265

Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	172,216	157,509
Accretion of debt securities discount	-	(2)
Reversal of expected credit losses	(381)	(6)
Loss on early extinguishment of debt	-	74
Special charge, net of cash payments	-	15,934
Unrealized loss on financial instruments	113	29,747
Loss (gain) on disposal of aircraft	16	(6,715)
Deferred taxes	60,086	39,518
Stock-based compensation	7,466	10,506
Changes in:
Accounts receivable	(24,730)	51,781
Prepaid expenses, current assets and other assets	(12,452)	(19,115)
Accounts payable, accrued liabilities and other liabilities	(56,271)	178,894
Net cash provided by operating activities	343,106	560,390
Investing Activities:
Capital expenditures	(43,359)	(25,095)
Purchase deposits and payments for flight equipment and modifications	(224,922)	(59,919)
Investment in joint ventures	(1,636)	-
Proceeds from investments	-	881
Proceeds from disposal of aircraft	1,850	44,110
Net cash used for investing activities	(268,067)	(40,023)
Financing Activities:
Proceeds from debt issuance	23,948	321,518
Payment of debt issuance costs	(1,257)	(3,910)
Payments of debt and finance lease obligations	(171,223)	(274,960)
Proceeds from revolving credit facility	-	75,000
Customer maintenance reserves and deposits received	9,029	6,010
Customer maintenance reserves paid	(23,932)	(14,437)
Treasury shares withheld for payment of taxes	(7,432)	(3,840)
Net cash provided by (used for) financing activities	(170,867)	105,381
Net increase (decrease) in cash, cash equivalents and restricted cash	(95,828)	625,748
Cash, cash equivalents and restricted cash at the beginning of period	856,281	113,430
Cash, cash equivalents and restricted cash at the end of period	$760,453	$739,178

Noncash Investing and Financing Activities:

Acquisition of property and equipment included in Accounts payable and accrued liabilities	$7,928	$13,613
Acquisition of property and equipment acquired under operating leases	$8,875	$1,918
Acquisition of flight equipment under finance lease	$121,313	$-
Customer maintenance reserves settled with sale of aircraft	$-	$6,497
Issuance of shares related to settlement of warrant liability	$31,582	$-

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	As of and for the Three Months Ended June 30, 2021
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at March 31, 2021	$345	$(225,239)	$912,728	$(1,700)	$1,697,062	$2,383,196
Net Income	-	-	-	-	107,110	107,110
Other comprehensive income	-	-	-	196	-	196
Stock-based compensation	-	-	3,406	-	-	3,406
Issuance of warrants	-	-	3,228	-	-	3,228
Treasury shares of 1,267 withheld for payment of taxes	-	(82)	-	-	-	(82)
Issuance of 19,332 shares of restricted stock	-	-	-	-	-	-
Balance at June 30, 2021	$345	$(225,321)	$919,362	$(1,504)	$1,804,172	$2,497,054

	As of and for the Three Months Ended June 30, 2020
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at March 31, 2020	$315	$(217,705)	$782,517	$(2,573)	$1,270,196	$1,832,750
Net Income	-	-	-	-	78,912	78,912
Other comprehensive income	-	-	-	226	-	226
Stock-based compensation	-	-	6,646	-	-	6,646
Issuance of warrants	-	-	11,840	-	-	11,840
Treasury shares of 206 withheld for payment of taxes	-	(6)	-	-	-	(6)
Issuance of 9,919 shares of restricted stock	-	-	(1)	-	-	(1)
Balance at June 30, 2020	$315	$(217,711)	$801,002	$(2,347)	$1,349,108	$1,930,367

	As of and for the Six Months Ended June 30, 2021
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2020	$329	$(217,889)	$873,874	$(1,904)	$1,607,129	$2,261,539
Net Income	-	-	-	-	197,043	197,043
Other comprehensive income	-	-	-	400	-	400
Stock-based compensation	-	-	7,466	-	-	7,466
Issuance of warrants	-	-	6,456	-	-	6,456
Treasury shares of 130,134 withheld for payment of taxes	-	(7,432)	-	-	-	(7,432)
Issuance of 1,280,450 shares related to settlement of warrants	13		31,569			31,582
Issuance of 357,087 shares of restricted stock	3	-	(3)	-	-	-
Balance at June 30, 2021	$345	$(225,321)	$919,362	$(1,504)	$1,804,172	$2,497,054

	As of and for the Six Months Ended June 30, 2020
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2019	$310	$(213,871)	$761,715	$(2,818)	$1,246,843	$1,792,179
Net Income	-	-	-	-	102,265	102,265
Other comprehensive income	-	-	-	471	-	471
Stock-based compensation	-	-	10,506	-	-	10,506
Issuance of warrants	-	-	28,786	-	-	28,786
Treasury shares of 179,417 withheld for payment of taxes	-	(3,840)	-	-	-	(3,840)
Issuance of 444,486 shares of restricted stock	5	-	(5)	-	-	-
Balance at June 30, 2020	$315	$(217,711)	$801,002	$(2,347)	$1,349,108	$1,930,367

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

1. Basis of Presentation

Our consolidated financial statements include the accounts of the holding company, Atlas Air Worldwide Holdings, Inc. (“AAWW”), and its consolidated subsidiaries.  AAWW is the parent company of Atlas Air, Inc. (“Atlas”) and Southern Air Holdings, Inc. (“Southern Air”).  AAWW is also the parent company of several subsidiaries related to our dry leasing services (collectively referred to as “Titan”).  AAWW has a 51% equity interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”).  We record our share of Polar’s results under the equity method of accounting. Polar is a variable interest entity that we do not consolidate because we are not the primary beneficiary and we generally do not have any financial exposure to fund debt obligations or operating losses of Polar (see Note 4 for further discussion).

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

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F aircraft using the deferral method.  Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the estimated period until the next scheduled heavy maintenance event is required.  Amortization of deferred maintenance expense included in Depreciation and amortization was $12.3 million and $24.3 million for the three and six months ended June 30, 2021, respectively.  Amortization of deferred maintenance expense was $10.3 million and $18.2 million for the three and six months ended June 30, 2020, respectively.

Deferred maintenance included within Deferred costs and other assets is as follows:

Balance as of December 31, 2020	$191,303
Deferred maintenance costs	12,599
Amortization of deferred maintenance	(24,300)
Balance as of June 30, 2021	$179,602

Property and Equipment

Committed expenditures to acquire aircraft and spare engines are expected to be $134.5 million for the remainder of 2021 and $458.3 million in 2022.  These expenditures include our January 2021 agreement to purchase four 747-8F aircraft from The Boeing Company (“Boeing”) that are expected to be delivered from May through October 2022, spare engines, 747-400 freighter aircraft and 747-400 passenger aircraft (to be used for both replacement of older passenger aircraft in service as well as spare engines and parts). In July and August 2021, we acquired two of our existing 747-400 freighter aircraft, included in the amounts above, that were previously on lease to us.

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board amended its accounting guidance for certain financial instruments with characteristics of liabilities and equity, including convertible debt instruments.  For convertible debt with a cash conversion feature, the amended guidance removes the current accounting model to separately account for the liability and equity components, which currently results in the amortization of a debt discount to interest expense.  Under this amended guidance, such convertible debt will be accounted for as a single debt instrument with no amortization of a debt discount to interest expense, unless certain other conditions are met.  The amended guidance also requires the use of the if-converted method when calculating the dilutive impact of convertible debt on earnings per share.  The amended guidance is effective as of the beginning of 2022.  The two permitted transition methods under the guidance are the full retrospective approach, under which the guidance is applied to all periods presented, or the modified retrospective approach, under which the guidance is applied only to the most current period presented.  We will adopt this amended guidance on its required effective date of January 1, 2022. While we are still assessing the impact the amended guidance will have on our financial statements, we expect the amount previously allocated to the equity component will be reclassified to debt. In addition, the amended guidance is expected to result in a material increase in net income and reduction in interest expense, as well as a material reduction in diluted earnings per share resulting from an increase in the number of shares included in the denominator.

3. COVID-19 Pandemic

COVID-19

In December 2019, COVID-19 was first reported in China and has since spread to most other regions of the world.  In March 2020, COVID-19 was determined to be a global pandemic by the World Health Organization.  Since this public health crisis began, it has disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in a reduction in flights by some of our customers and lower U.S. Military Air Mobility Command (“AMC”) passenger flying as the military had taken precautionary measures to limit the movement of personnel.  Commercial charter cargo demand and yields, net of fuel, have increased as a result of the ongoing reduction of available cargo capacity provided by passenger airlines in the market and increased demand for transporting goods due to the COVID-19 pandemic.  We have incurred and expect to continue to incur significant additional costs, including premium pay for pilots operating in certain areas significantly impacted by COVID-19; other operational costs, including costs for continuing to provide a safe working environment for our employees; and higher crew costs related to increased pay rates we provided to our pilots beginning in May 2020.  In addition, the availability of hotels and restaurants, evolving COVID-19-related travel restrictions and health screenings, and a reduction in passenger flights by other airlines globally or airport closures have impacted and could further impact our ability to position employees to operate our aircraft.

To mitigate the impact of any COVID-19 pandemic disruptions, we have:

•	implemented frequent deep cleaning of all aircraft and facilities;
•	provided safety kits for each crewmember and all aircraft;
•	adjusted routes to limit exposure to regions significantly impacted by the COVID-19 pandemic;
•	implemented significant workforce testing, social distancing and protection measures at all of our facilities;
•	made COVID-19 vaccinations available to employees;
•	arranged for employees who can work remotely to do so and developed plans for a partial return to the workplace based on local conditions;
•	reduced nonessential employee travel;
•	reduced the use of contractors;
•	implemented a number of other cost reduction initiatives;
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

In connection with the payroll support funding received in 2020 under the PSP Agreement, we issued warrants to the U.S. Treasury to acquire up to 625,452 shares of our common stock.  As of June 30, 2021, no portion of the warrants have been exercised.

We initially recognized deferred grant income within Accrued liabilities for the difference between the payroll support funding received in 2020 under the PSP Agreement and the amounts recorded for the Promissory Note and the Warrant Agreement.  Grant income has been subsequently recognized within Other (income) expense, net in the consolidated statement of operations on a pro-rata basis over the periods that the qualifying employee wages, salaries and benefits are paid.  The remaining $40.9 million of deferred grant income as of December 31, 2020 was recognized as grant income within Other (income) expense, net in the consolidated statement of operations during the three months ended March 31, 2021.  During the three and six months ended June 30, 2020, we recognized grant income of $20.2 million.

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

The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Six Months Ended
Revenue and Expenses:	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue from Polar	$75,661	$82,858	$152,917	$159,092
Ground handling and airport fees to Polar	938	1,067	1,820	1,593

Accounts receivable/payable as of:	June 30, 2021	December 31, 2020
Receivables from Polar	$21,634	$31,079
Payables to Polar	3,249	3,477

Aggregate Carrying Value of Polar Investment as of:	June 30, 2021	December 31, 2020
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

In addition to the amounts in the table above, Atlas recognized revenue from flying on behalf of Polar of $69.0 million and $123.1 million for the three and six months ended June 30, 2021, respectively. Atlas recognized revenue from flying on behalf of Polar of $83.1 million and $110.5 million for the three and six months ended June 30, 2020, respectively.

Dry Leasing Joint Venture

We hold a 10% interest in a joint venture with an unrelated third party, which we entered into in December 2019, to develop a diversified freighter aircraft dry leasing portfolio.  Through Titan, we provide aircraft and lease management services to the joint venture for fees based upon aircraft assets under management, among other things.  Our investment in the joint venture is accounted for under the equity method of accounting. Under the joint venture, we have a commitment to provide up to $40.0 million of capital contributions before December 2022, of which $5.3 million has been contributed as of June 30, 2021. Our maximum exposure to losses from the entity is limited to our investment. The joint venture has third-party debt obligations of $48.4 million that are not guaranteed by us.

The following table summarizes our transactions with our dry leasing joint venture:

	For the Three Months Ended		For the Six Months Ended
Revenue and Expenses:	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue from dry leasing joint venture	$68	$-	$135	$-
Aircraft rent to dry leasing joint venture	2,250	-	4,500	-

Aggregate Carrying Value of Joint Venture as of:	June 30, 2021	December 31, 2020
Aggregate Carrying Value of Dry Leasing Joint Venture	$4,871	$4,438

Parts Joint Venture

We hold a 50% interest in a joint venture with an unrelated third party to purchase rotable parts and provide repair services for those parts, primarily for 747-8F aircraft.  The joint venture is a variable interest entity and we have not consolidated the joint venture because we are not the primary beneficiary as we do not exercise financial control.  Our investment in the joint venture is accounted for under the equity method of accounting and was $20.5 million as of June 30, 2021 and $21.0 million as of December 31, 2020. Our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts. The joint venture does not have any third-party debt obligations. We had Accounts receivable from the joint venture of $0.2 million as of June 30, 2021 and $0.2 million as of December 31, 2020.  We had Accounts payable to the joint venture of $1.2 million as of June 30, 2021 and $0.9 million as of December 31, 2020.

5. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involve, among other things, CMI operation of up to 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years). As of June 30, 2021, 17 767-300 freighter aircraft were operating in CMI service and 19 767-300 freighters in Dry Lease service for Amazon.

In conjunction with the agreements entered into in May 2016, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.34 per share, as adjusted (“Warrant A”).  All 7.5 million shares, as adjusted, have vested in full and been exercised in two transactions. In October 2020, Amazon exercised shares of Warrant A through a cashless exercise resulting in the issuance of 1,375,421 shares of our common stock. In January 2021, Amazon exercised the remaining shares of Warrant A through a cashless exercise resulting in the issuance of 1,210,741 shares of our common stock.

The agreements entered into in May 2016 also provided incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.34 per share, as adjusted (“Warrant B”).  This warrant to purchase 3.77 million shares, as adjusted, will vest in increments of 37,660 shares, as adjusted, each time Amazon has paid $4.2 million of revenue to us, up to a total of $420.0 million, for incremental business beyond the original 20 767-300 freighters.  As of June 30, 2021, 715,540 shares, as adjusted, of Warrant B have vested.  Upon vesting, Warrant B becomes exercisable in accordance with its terms through May 2023. In January 2021, Amazon exercised shares of Warrant B through a cashless exercise resulting in the issuance of 69,709 shares of our common stock.

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we began providing CMI services using Boeing 737-800 freighter aircraft provided by Amazon.  The 737-800 CMI operations are for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  As of June 30, 2021, eight 737-800 freighter aircraft were operating in CMI service for Amazon.

In connection with the amended agreements, we granted Amazon a warrant to acquire up to an additional 9.9% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $52.67 per share, as adjusted (“Warrant C”).  After Warrant B has vested in full, this warrant to purchase 6.66 million shares, as adjusted, would vest in increments of 45,623 shares, as adjusted, each time Amazon has paid $6.9 million of revenue to us, up to a total of $1.0 billion, for incremental business beyond Warrant A and Warrant B.  As of June 30, 2021, no portion of Warrant C has vested.  Upon vesting, Warrant C would become exercisable in accordance with its terms through March 2026. While Amazon would be entitled to vote the shares it owns up to 14.9% of our outstanding common shares, in its discretion, it would be required to vote any shares it owns in excess of 14.9% of our outstanding common shares in accordance with the recommendation of our board of directors.

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

We amortized $11.4 million and $21.9 million of the customer incentive asset as a reduction of Operating Revenue for the three and six months ended June 30, 2021, respectively. We amortized $9.5 million and $18.6 million of the customer incentive asset for the three and six months ended June 30, 2020, respectively.

Customer incentive asset included within Deferred costs and other assets is as follows:

Balance at December 31, 2020	$125,276
Initial value for estimate of vested or expected to vest warrants	6,456
Amortization of customer incentive asset	(21,924)
Balance as of June 30, 2021	$109,808

We recognized an unrealized loss of $0.1 million on the Amazon warrant liability related to Warrant A during the six months ended June 30, 2021.  We recognized unrealized losses of $30.7 million and $29.7 million on the Amazon Warrant liability during the three and six months ended June 30, 2020, respectively.  The fair value of the Amazon warrant liability was zero as of June 30, 2021 and $31.5 million as of December 31, 2020. Due to the exercise of Warrant A discussed above, our earnings are no longer affected by changes in the fair value of our Amazon warrant liability.

6. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net of allowance for expected credit losses related to customer contracts, excluding Dry Leasing contracts, was $238.4 million as of June 30, 2021 and $195.6 million as of December 31, 2020.

Allowance for expected credit losses, included within Accounts receivable, is as follows:

Balance as of December 31, 2020	$1,233
Bad debt recovery	(381)
Amounts written off, net of other items	2,730
Balance as of June 30, 2021	$3,582

Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30, 2021	December 31, 2020
Maintenance	$132,766	$142,374
Salaries, wages and benefits	115,111	136,753
Customer maintenance reserves	90,508	93,092
Deferred revenue	52,129	41,665
Aircraft fuel	39,913	24,578
Deferred grant income	-	40,944
Other	105,520	103,754
Accrued liabilities	$535,947	$583,160

Revenue Contract Liability

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition.  The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue. Changes in Deferred revenue during the six months ended June 30, 2021 were as follows:

Balance as of December 31, 2020	$30,291
Revenue recognized	(131,705)
Amounts collected or invoiced	142,655
Balance as of June 30, 2021	$41,241

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$750,161	$845,589
Restricted cash	10,292	10,692
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$760,453	$856,281

7. Assets Held For Sale and Other Income

  As of December 31, 2020, we had two 737-400 passenger aircraft previously used for training purposes and certain spare CF6-80 engines classified as held for sale. We received net proceeds of $1.9 million during the six months ended June 30, 2021 from the completion of the sales of some of the spare CF6-80 engines.  We estimated the fair value of these assets, less costs to sell, based on bids received from independent third parties or recently completed sales.  The carrying value of the assets held for sale was $12.3 million and $14.1 million as of June 30, 2021 and December 31, 2020, respectively, which was included within Prepaid expense, assets held for sale and other current assets in the consolidated balance sheets. In August, 2021, we completed the sale of the two 737-400 passenger aircraft and some spare CF6-80 engines and received net proceeds of $5.6 million. Sales of the remaining engines are expected to be completed during 2021.

We recognized a refund of $4.6 million during the three and six months ended June 30, 2021 related to aircraft rent paid in previous years within Other (income) expense, net.  We recognized refunds of $31.5 million and $32.9 million during the three and six months ended June 30, 2020, respectively, related to aircraft rent paid in previous years within Other (income) expense, net.

8. Debt and Finance Leases

Term Loans

In March 2021, we borrowed $16.2 million at a fixed interest rate of 0.93% under an unsecured five-year term loan due in January 2026 for GEnx engine performance upgrade kits and overhauls.  The term loan is subject to customary fees, covenants and events of default, with principal and interest payable quarterly.

In June 2021, we borrowed $7.8 million at a fixed interest rate of 0.91% under an unsecured five-year term loan due in May 2026 for GEnx engine performance upgrade kits and overhauls.  The term loan is subject to customary fees, covenants and events of default, with principal and interest payable quarterly.

Finance Leases

In May and June 2021, we amended five operating leases for 747-400 freighter aircraft to acquire the aircraft at the end of the lease terms, from March to December 2022, resulting in additional commitments of $82.2 million and a change in classification to finance leases.

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

The Convertible Notes consisted of the following as of June 30, 2021:

	2015 Convertible Notes	2017 Convertible Notes
Remaining life in months	11	35
Liability component:
Gross proceeds	$224,500	$289,000
Less: debt discount, net of amortization	(8,359)	(32,824)
Less: debt issuance cost, net of amortization	(766)	(2,520)
Net carrying amount	$215,375	$253,656

Equity component (1)	$52,903	$70,140
(1)	Included in Additional paid-in-capital on the consolidated balance sheet as of June 30, 2021.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Contractual interest coupon	$2,618	$2,618	$5,236	$5,235
Amortization of debt discount	4,745	4,457	9,416	8,845
Amortization of debt issuance costs	406	391	808	777
Total interest expense recognized	$7,769	$7,466	$15,460	$14,857

Revolving Credit Facility

We have a $200.0 million secured revolving credit facility that matures in December 2022 (the “Revolver”). As of June 30, 2021, there were no amounts outstanding and we had $200.0 million of unused availability, based on the collateral borrowing base.

9. Income Taxes

The effective income tax rates were 23.5% and 23.6% for the three and six months ended June 30, 2021, respectively. These rates differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes.

The effective income tax rates were 29.5% and 29.0% for the three and six months ended June 30, 2020, respectively.  These rates differed from the U.S. statutory rate primarily due to nondeductible changes in the fair value of a customer warrant liability (see Note 5 to our Financial Statements).  For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

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

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	June 30, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$750,161	$750,161	$750,161	$-	$-
Restricted cash	10,292	10,292	10,292	-	-
	$760,453	$760,453	$760,453	$-	$-

Liabilities
Term loans and notes	$1,693,587	$1,777,796	$-	$-	$1,777,796
Convertible notes (1)	469,031	608,197	608,197	-	-
	$2,162,618	$2,385,993	$608,197	$-	$1,777,796

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$845,589	$845,589	$845,589	$-	$-
Restricted cash	10,692	10,692	10,692	-	-
	$856,281	$856,281	$856,281	$-	$-

Liabilities
Term loans and notes	$1,809,656	$1,909,942	$-	$-	$1,909,942
Convertible notes (1)	458,803	560,975	560,975	-	-
Customer warrant	31,470	31,470	-	31,470	-
	$2,299,929	$2,502,387	$560,975	$31,470	$1,909,942

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income before income taxes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating Revenue:
Airline Operations	$955,861	$789,498	$1,782,101	$1,395,871
Dry Leasing	40,404	40,906	80,768	82,832
Customer incentive asset amortization	(11,443)	(9,534)	(21,924)	(18,556)
Other	5,610	4,383	10,787	8,608
Total Operating Revenue	$990,432	$825,253	$1,851,732	$1,468,755

Direct Contribution:
Airline Operations	$231,793	$200,464	$400,943	$303,552
Dry Leasing	10,766	9,721	21,329	20,420
Total Direct Contribution for Reportable Segments	242,559	210,185	422,272	323,972

Unallocated income and (expenses), net	(102,464)	(50,308)	(163,998)	(139,029)
Loss on early extinguishment of debt	-	(74)	-	(74)
Unrealized loss on financial instruments	-	(30,671)	(113)	(29,747)
Special charge	-	(15,934)	-	(15,934)
Transaction-related expenses	(117)	(1,275)	(318)	(1,796)
Gain (loss) on disposal of aircraft	-	(2)	(16)	6,715
Income before income taxes	139,978	111,921	257,827	144,107

Add back (subtract):
Interest income	(189)	(224)	(400)	(704)
Interest expense	26,992	28,950	54,172	58,225
Capitalized interest	(1,850)	(132)	(3,121)	(325)
Loss on early extinguishment of debt	-	74	-	74
Unrealized loss on financial instruments	-	30,671	113	29,747
Other (income) expense, net	(4,854)	(50,598)	(44,310)	(49,392)
Operating Income	$160,077	$120,662	$264,281	$181,732

The following table disaggregates our Airline Operations segment revenue by customer and service type:

	For the Three Months Ended
	June 30, 2021			June 30, 2020
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$819,175	$-	$819,175	$686,013	$17	$686,030
AMC	49,072	87,614	136,686	49,762	53,706	103,468
Total Airline Operations Revenue	$868,247	$87,614	$955,861	$735,775	$53,723	$789,498

	For the Six Months Ended
	June 30, 2021			June 30, 2020
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$1,532,387	$2,879	$1,535,266	$1,139,246	$3,122	$1,142,368
AMC	94,384	152,451	246,835	112,236	141,267	253,503
Total Airline Operations Revenue	$1,626,771	$155,330	$1,782,101	$1,251,482	$144,389	$1,395,871

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the AMC, Polar and DHL (see above for the AMC and Note 4 to our Financial Statements for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from DHL was $169.4 million and $327.3 million for the three and six months ended June 30, 2021, respectively. Revenue from DHL was $151.9 million and $250.2 million for the three and six months ended June 30, 2020, respectively. We have not experienced any credit issues with these customers.

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

After we completed the acquisition of Southern Air in April 2016, we informed the IBT of our intention to pursue (and we have been pursuing) a complete operational merger of Atlas and Southern Air.  The Atlas and Southern Air CBAs both have a defined and streamlined process for negotiating a joint CBA (“JCBA”) when a merger occurs, as in the case with the Atlas and Southern Air merger.  Pursuant to the merger provisions in both CBAs, joint negotiations for a single CBA for Atlas and Southern Air should commence promptly.  Further, once an integrated seniority list (“ISL”) of Atlas and Southern Air pilots is presented to the Company by the union, it triggers a nine-month agreed-upon timeframe to negotiate a new JCBA with any unresolved issues promptly submitted to binding arbitration.

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

In April 2020, the Company entered into Coronavirus Memorandum of Understandings (“COVID MOU”) with both IBT Local 2750 and Local 1224, providing additional compensation and benefits for pilots flying into certain areas that were heavily impacted by COVID-19.

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

On July 2, 2021, the Company entered into a COVID Memorandum of Understanding II (“COVID II MOU”) with IBT Local 2750, which provided additional compensation to all pilots who receive their COVID-19 vaccine and expanded the scope of the COVID MOU.

Once the arbitration decision is issued, there will be a new JCBA. We expect to receive the arbitrator’s binding decision late in the third quarter of 2021 and that labor costs arising from the new JCBA will be materially greater than the costs under our current CBAs with Atlas pilots and Southern Air pilots.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $4.1 million in aggregate based on June 30, 2021 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  In the other case, we received an administrative decision in favor of the Brazil customs authorities, and we are in the process of appealing this decision to the Brazil courts.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $3.5 million as of June 30, 2021 and $3.3 million as of December 31, 2020, and is included in Deferred costs and other assets.

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

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Six Months Ended
Numerator:	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income	$107,110	$78,912	$197,043	$102,265
Plus: Unrealized loss on financial instruments, net of tax	-	-	112	-
Diluted net income	$107,110	$78,912	$197,155	$102,265

Denominator:
Basic EPS weighted average shares outstanding	29,011	26,129	28,752	26,048
Effect of dilutive warrants	499	9	625	4
Effect of dilutive convertible notes	608	-	304	-
Effect of dilutive restricted stock	201	44	219	22
Diluted EPS weighted average shares outstanding	30,319	26,182	29,900	26,074

Earnings per share:
Basic	$3.69	$3.02	$6.85	$3.93
Diluted	$3.53	$3.01	$6.59	$3.92

Antidilutive shares related to warrants issued in connection with our Convertible Notes and warrants issued to a customer that were out of the money and excluded from the calculation of diluted EPS were 3.0 million for the three and six months ended June 30, 2021, and 15.5 million for the three and six months ended June 30, 2020.  Diluted shares reflect the potential dilution that could occur from restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and customer warrants in which performance or market conditions were not satisfied of 9.9 million for the three and six months ended June 30, 2021 and 10.5 million for the three and six months ended June 30, 2020.

14. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2019	$(2,827)	$9	$(2,818)
Reclassification to interest expense	604	-	604
Tax effect	(133)	-	(133)
Balance as of June 30, 2020	$(2,356)	$9	$(2,347)

Balance as of December 31, 2020	$(1,913)	$9	$(1,904)
Reclassification to interest expense	524	-	524
Tax effect	(124)	-	(124)
Balance as of June 30, 2021	$(1,513)	$9	$(1,504)

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

See “Business Overview” and “Business Strategy” in our 2020 Annual Report on Form 10-K for additional information.

Business Developments

In December 2019, COVID-19 was first reported in China and has since spread to many other regions of the world.  In March 2020, it was determined to be a global pandemic by the World Health Organization. Since this public health crisis began, it has disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in a reduction in flights by some of our ACMI customers and lower AMC passenger flying as the military had taken precautionary measures to limit the movement of personnel.

Our Airline Operations results for the first half of 2021, compared with 2020, were significantly higher primarily due to our ability to increase aircraft utilization as demand for our commercial cargo Charter and CMI services increased, reflecting growth in airfreight volumes from pre-pandemic levels driven by the ongoing reduction of available cargo capacity provided by passenger airlines in the market and the continued disruption of global supply chains due to the COVID-19 pandemic.  Due to this strong demand in 2020, we reactivated four 747-400BCF aircraft that had been temporarily parked and began Charter operations using a 777-200 freighter aircraft that was previously in our Dry Leasing business.  During 2020 and the first half of 2021, we entered into numerous long-term Charter programs and extensions with customers seeking to secure committed cargo capacity.  These long-term Charter programs provide us with guaranteed revenue and include indexed fuel price adjustments to mitigate our exposure to fuel price volatility.

Given the dynamic nature of this pandemic, the duration of business disruption, the extent of customer cancellations and the related financial impact cannot be reasonably estimated at this time.  We have incurred and expect to continue to incur significant additional costs, including premium pay for pilots operating in certain areas significantly impacted by COVID-19; other operational costs, including costs for continuing to provide a safe working environment for our employees; and higher crew costs related to increased pay rates we provided to our pilots beginning in May 2020.  In addition, the availability of hotels and restaurants; evolving COVID-19-related travel restrictions and health screenings; and cancellations of passenger flights by other airlines globally or airport closures have impacted and could further impact our ability to position employees to operate our aircraft.  In response to these challenging times, we have:

•	implemented frequent deep cleaning of all aircraft and facilities;
•	provided safety kits for each crewmember and all aircraft;
•	adjusted routes to limit exposure to regions significantly impacted by the COVID-19 pandemic;
•	implemented significant workforce testing, social distancing and protection measures at all of our facilities;
•	made COVID-19 vaccinations available to employees;
•	arranged for employees who can work remotely to do so and developed plans for a partial return to the workplace based on local conditions;
•	reduced nonessential employee travel;
•	reduced the use of contractors;
•	implemented a number of other cost reduction initiatives;
•	entered into a Payroll Support Program Agreement with the U.S. Treasury; and
•

deferred payment of the employer portion of social security taxes as provided for under the CARES Act through the end of 2020, half of which will be paid by the end of 2021 and the other half will be paid by the end of 2022.

The continuation or worsening of the aforementioned and other factors could materially affect our results for the duration of the COVID-19 pandemic.

On February 15, 2021, the Company and IBT completed the contractually mandated nine-month period for negotiations for a joint CBA.  All remaining open issues not resolved in negotiations are subject to binding interest arbitration, which concluded in April 2021.  We expect to receive the arbitrator’s binding decision late in the third quarter of 2021and that labor costs arising from the new JCBA will be materially greater than the costs under our current CBAs with Atlas pilots and Southern Air pilots (see Note 12 to our Financial Statements for further discussion).

We continually assess our aircraft requirements and will make adjustments to our capacity as necessary.  Some of these actions may involve grounding or disposing of aircraft or engines, which could result in asset impairments or other charges in future periods.

Airline Operations results for the first half of 2021, compared with 2020, were also impacted by increased flying from the following:

•	In October 2020, a third 747-400 freighter entered service for Nippon Cargo Airlines on transpacific routes.
•

In March 2019, we entered into agreements with Amazon, which include CMI operation of 737-800 freighter aircraft.  A sixth and seventh 737-800 freighter aircraft entered service in September 2020, and an eighth aircraft entered service in October 2020.

We manage our fleet to profitably serve our customers with modern, efficient aircraft.  In January 2021, we signed an agreement with Boeing for the purchase of four new 747-8F aircraft.  The aircraft are expected to be delivered from May through October 2022.    Between May and August 2021, we acquired three of our existing 747-400 freighter aircraft that were previously on lease to us.  In May and June of 2021, we reached agreement with several of our lessors to purchase five of our other 747-400 freighters at the end of their existing lease terms, which range from March to December 2022.  Acquiring these eight 747-400 freighter aircraft keeps them in our fleet and ensures committed capacity to our customers.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended June 30, 2021 and 2020

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) for the three months ended June 30:

Segment Operating Fleet	2021	2020	Inc/(Dec)
Airline Operations*
747-8F Cargo	10.0	9.9	0.1
747-400 Cargo	34.6	32.5	2.1
747-400 Dreamlifter	1.3	1.8	(0.5)
747-400 Passenger	5.0	5.0	-
777-200 Cargo	9.0	8.7	0.3
767-300 Cargo	24.0	24.0	-
767-300 Passenger	4.9	4.8	0.1
767-200 Cargo	2.4	9.0	(6.6)
767-200 Passenger	-	1.0	(1.0)
737-800 Cargo	8.0	5.0	3.0
737-400 Cargo	-	4.6	(4.6)
Total	99.2	106.3	(7.1)

Dry Leasing
777-200 Cargo	7.0	7.0	-
767-300 Cargo	21.0	21.0	-
737-300 Cargo	1.0	1.0	-
Total	29.0	29.0	-

Less: Aircraft Dry Leased to CMI customers	(21.0)	(21.0)	-
Total Operating Average Aircraft Equivalents	107.2	114.3	(7.1)

Out-of-service**	-	1.7	(1.7)
*	Airline Operations average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service includes aircraft that are temporarily parked.

Block Hours	2021	2020	Inc/(Dec)	% Change
Total Block Hours***	93,190	84,966	8,224	9.7%
***	Includes Airline Operations and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended June 30 (in thousands):

	2021	2020	Inc/(Dec)	% Change
Operating Revenue
Airline Operations	$955,861	$789,498	$166,363	21.1%
Dry Leasing	40,404	40,906	(502)	(1.2)%
Customer incentive asset amortization	(11,443)	(9,534)	1,909	20.0%
Other	5,610	4,383	1,227	28.0%
Total Operating Revenue	$990,432	$825,253

Airline Operations

	2021	2020	Inc/(Dec)	% Change
Block Hours
Cargo	87,675	80,407	7,268	9.0%
Passenger	4,713	3,108	1,605	51.6%
Total Airline Operations	92,388	83,515	8,873	10.6%

Revenue Per Block Hour
Airline Operations	$10,346	$9,453	$893	9.4%
Cargo	$9,903	$9,151	$752	8.2%
Passenger	$18,590	$17,285	$1,305	7.5%

Airline Operations revenue increased $166.4 million, or 21.1%, primarily due to increased flying and an increase in Revenue per Block Hour.  The increase in Block Hours flown was primarily due to our ability to increase aircraft utilization as demand for our commercial cargo Charter and CMI services increased reflecting growth in airfreight volumes from pre-pandemic levels, the ongoing reduction of available cargo capacity provided by passenger airlines in the market and the continued disruption of global supply chains due to the COVID-19 pandemic.  Due to this strong demand, we reactivated four 747-400BCF aircraft throughout 2020 that had been temporarily parked and began using a 777-200 freighter aircraft that was previously in our Dry Leasing business.  In addition, AMC passenger Charter demand increased compared to the limited movement of military personnel in 2020 due to precautionary measures taken by the U.S. military at that time because of the COVID-19 pandemic.  Revenue per Block Hour rose primarily due to higher fuel costs, partially offset by lower Yields, net of fuel, compared with the higher market Yields during the early months of the COVID-19 pandemic, specifically April and May of 2020.

Dry Leasing

Dry Leasing revenue was relatively unchanged.

Operating Expenses

The following table compares our Operating Expenses for the three months ended June 30 (in thousands):

	2021	2020	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$208,366	$192,591	$15,775	8.2%
Aircraft fuel	214,269	83,242	131,027	157.4%
Maintenance, materials and repairs	132,547	168,300	(35,753)	(21.2)%
Depreciation and amortization	66,661	65,826	835	1.3%
Navigation fees, landing fees and other rent	47,409	35,638	11,771	33.0%
Passenger and ground handling services	41,504	30,130	11,374	37.7%
Travel	39,947	34,627	5,320	15.4%
Aircraft rent	17,687	24,316	(6,629)	(27.3)%
Loss (gain) on disposal of aircraft	-	2	(2)	NM
Special charge	-	15,934	(15,934)	NM
Transaction-related expenses	117	1,275	(1,158)	(90.8)%
Other	61,848	52,710	9,138	17.3%
Total Operating Expenses	$830,355	$704,591

NM represents year-over-year changes that are not meaningful.

Salaries, wages and benefits increased $15.8 million, or 8.2%, primarily due to increased flying.

Aircraft fuel increased $131.0 million, or 157.4%, primarily due to an increase in the average fuel cost per gallon and higher consumption related to increased Charter flying.  We do not incur fuel expense in providing ACMI and CMI services or in our Dry Leasing business as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the three months ended June 30 were:

	2021	2020	Inc/(Dec)	% Change
Average fuel cost per gallon	$1.92	$1.10	$0.82	74.5%
Fuel gallons consumed (000s)	111,818	75,769	36,049	47.6%

Maintenance, materials and repairs decreased $35.8 million, or 21.2%, primarily reflecting $40.6 million of decreased Heavy Maintenance expense, partially offset by $3.8 million of increased Line Maintenance expense and $2.3 million of increased Non-heavy Maintenance. Heavy Maintenance expense on 747-400 aircraft decreased $35.8 million primarily due to a decrease in the number of engine overhauls and a decrease in the number of C Checks, partially offset by an increase in the number of D Checks. Heavy Maintenance expense on 747-8F aircraft decreased $3.7 million primarily due to a decrease in the number of D Checks, partially offset by an increase in the number of C Checks.  Heavy Maintenance expense on 767 aircraft decreased $2.4 million primarily due to a decrease in the number of C Checks.  Line Maintenance expense increased primarily due to increased flying. Non-heavy Maintenance expense increased on 747-8F aircraft primarily due to the timing of landing gear overhauls.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended June 30 were:

Heavy Maintenance Events	2021	2020	Inc/(Dec)
747-8F C Checks	2	-	2
747-400 C Checks	3	7	(4)
767 C Checks	1	3	(2)
747-8F D Checks	-	3	(3)
747-400 D Checks	3	1	2
CF6-80 engine overhauls	3	12	(9)
PW4000 engine overhauls	1	1	-

Navigation fees, landing fees and other rent increased $11.8 million, or 33.0%, primarily due to increased Charter flying.

Passenger and ground handling services increased $11.4 million, or 37.7%, primarily due to increased Charter flying.

Travel increased $5.3 million, or 15.4%, primarily due to increased Charter flying.

Aircraft rent decreased $6.6 million, or 27.3%, primarily due to changes in 747-400 freighter aircraft operating leases (see Note 8 to our Financial Statements).

Special charge in 2020 represented a $15.9 million impairment charge related to fair value adjustments for assets held for sale, including spare engines and 737-400 passenger aircraft for training purposes.

Transaction-related expenses in 2020 primarily related to professional fees in support of the Payroll Support Program under the CARES Act (see Note 3 to our Financial Statements).

Other increased $9.1 million, or 17.3%, primarily due to an increase in professional fees and costs associated with the movement of spare engines.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended June 30 (in thousands):

	2021	2020	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(189)	$(224)	$(35)	(15.6)%
Interest expense	26,992	28,950	(1,958)	(6.8)%
Capitalized interest	(1,850)	(132)	1,718	NM
Loss on early extinguishment of debt	-	74	(74)	NM
Unrealized loss on financial instruments	-	30,671	(30,671)	NM
Other (income) expense, net	(4,854)	(50,598)	(45,744)	(90.4)%

Interest expense decreased $2.0 million, or 6.8%, primarily due to the scheduled repayment of debt and the repayment of our revolving credit facility during the third quarter of 2020.

Capitalized interest increased $1.7 million primarily due to pre-delivery deposits related to our January 2021 agreement to purchase four 747-8F aircraft from Boeing (see Note 3 to our Financial Statements).

Unrealized loss on financial instruments in 2020 represented the change in fair value of a customer warrant liability (see Note 5 to our Financial Statements) primarily due to changes in our common stock price. Due to the exercise of a warrant in early 2021, our earnings are no longer affected by changes in the fair value of our customer warrant liability.

Other (income) expense, net decreased primarily due to a $26.9 million reduction in refunds of aircraft rent paid in previous years (see Note 7 to our Financial Statements) and $20.2 million in CARES Act grant income in 2020 (see Note 3 to our Financial Statements).

Income taxes.  The effective income tax rates were 23.5% and 29.5% for the three months ended June 30, 2021 and 2020, respectively.  The rate for the three months ended June 30, 2021 differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes.  The rate for the three months ended June 30, 2020 differed from the U.S. statutory rate primarily due to nondeductible changes in the fair value of a customer warrant liability (see Note 5 to our Financial Statements).

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended June 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2021	2020	Inc/(Dec)	% Change
Direct Contribution
Airline Operations	$231,793	$200,464	$31,329	15.6%
Dry Leasing	10,766	9,721	1,045	10.7%
Total Direct Contribution	$242,559	$210,185	$32,374	15.4%

Unallocated expenses and (income), net	$102,464	$50,308	$52,156	103.7%

Airline Operations Segment

Airline Operations Direct Contribution increased $31.3 million, or 15.6%, primarily due to our ability to increase aircraft utilization as demand for our commercial cargo Charter and CMI services increased, reflecting growth in airfreight volumes from pre-pandemic levels, as well as lower Heavy Maintenance expense.  Direct Contribution also benefited from the operation and higher utilization of 747-400 freighters reactivated throughout 2020 and a 777-200 freighter aircraft that was previously in our Dry Leasing business.  Partially offsetting these improvements were lower Yields, net of fuel, compared with the higher market Yields during the early months of the COVID-19 pandemic in the second quarter of 2020.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $1.0 million, or 10.7%, primarily due to lower interest expense related to the scheduled repayment of debt.

Unallocated expenses and (income), net

Unallocated expenses and (income), net increased $52.2 million, or 103.7%, primarily due to a $26.9 million reduction in refunds of aircraft rent paid in previous years, $20.2 million in CARES Act grant income recognized in 2020 and increased professional fees.

Six Months Ended June 30, 2021 and 2020

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the six months ended June 30:

Segment Operating Fleet	2021	2020	Inc/(Dec)
Airline Operations*
747-8F Cargo	10.0	10.0	-
747-400 Cargo	34.2	31.8	2.4
747-400 Dreamlifter	1.2	2.7	(1.5)
747-400 Passenger	4.9	5.0	(0.1)
777-200 Cargo	9.0	8.4	0.6
767-300 Cargo	24.0	24.0	-
767-300 Passenger	4.9	4.8	0.1
767-200 Cargo	4.0	9.0	(5.0)
767-200 Passenger	0.3	1.0	(0.7)
737-800 Cargo	8.0	5.0	3.0
737-400 Cargo	-	4.8	(4.8)
Total	100.5	106.5	(6.0)

Dry Leasing
777-200 Cargo	7.0	7.0	-
767-300 Cargo	21.0	21.0	-
757-200 Cargo	-	0.2	(0.2)
737-300 Cargo	1.0	1.0	-
737-800 Passenger	-	0.3	(0.3)
Total	29.0	29.5	(0.5)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(21.0)	-
Total Operating Average Aircraft Equivalents	108.5	115.0	(6.5)

Out-of-service**	-	3.5	(3.5)
*	Airline Operations average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service includes aircraft that are either temporarily parked or held for sale.
Block Hours	2021	2020	Inc/(Dec)	% Change
Total Block Hours***	181,713	158,213	23,500	14.9%
***	Includes Airline Operations and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the six months ended June 30 (in thousands):

	2021	2020	Inc/(Dec)	% Change
Operating Revenue
Airline Operations	$1,782,101	$1,395,871	$386,230	27.7%
Dry Leasing	80,768	82,832	(2,064)	(2.5)%
Customer incentive asset amortization	(21,924)	(18,556)	3,368	18.2%
Other	10,787	8,608	2,179	25.3%
Total Operating Revenue	$1,851,732	$1,468,755

Airline Operations

	2021	2020	Inc/(Dec)	% Change
Block Hours
Cargo	170,784	148,246	22,538	15.2%
Passenger	8,362	7,914	448	5.7%
Total Airline Operations	179,146	156,160	22,986	14.7%

Revenue Per Block Hour
Airline Operations	$9,948	$8,939	$1,009	11.3%
Cargo	$9,525	$8,442	$1,083	12.8%
Passenger	$18,576	$18,245	$331	1.8%

Airline Operations revenue increased $386.2 million, or 27.7%, primarily due to increased flying and an increase in Revenue per Block Hour.  The increase in Block Hours flown was primarily due to our ability to increase aircraft utilization as demand for our commercial cargo Charter and CMI services increased, reflecting growth in airfreight volumes from pre-pandemic levels driven by the ongoing reduction of available cargo capacity provided by passenger airlines in the market and the continued disruption of global supply chains due to the COVID-19 pandemic.  Due to this strong demand, we reactivated four 747-400BCF aircraft throughout 2020 that had been temporarily parked and began using a 777-200 freighter aircraft that was previously in our Dry Leasing business.  AMC passenger Charter demand increased compared to the limited movement of military personnel in 2020 due to precautionary measures taken by the U.S. military at that time because of the COVID-19 pandemic.  Revenue per Block Hour rose primarily due to an increased proportion of higher-yielding commercial cargo Charter flying driven by the factors impacting commercial cargo Charter demand noted above, as well as higher fuel costs, partially offset by lower Yields, net of fuel, compared with the higher market Yields during the early months of the COVID-19 pandemic, specifically April and May of 2020.

Dry Leasing

Dry Leasing revenue was relatively unchanged.

Operating Expenses

The following table compares our Operating Expenses for the six months ended June 30 (in thousands):

	2021	2020	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$410,980	$340,335	$70,645	20.8%
Aircraft fuel	377,820	191,560	186,260	97.2%
Maintenance, materials and repairs	253,680	262,452	(8,772)	(3.3)%
Depreciation and amortization	134,450	123,410	11,040	8.9%
Navigation fees, landing fees and other rent	92,296	67,039	25,257	37.7%
Passenger and ground handling services	81,569	62,089	19,480	31.4%
Travel	77,619	77,018	601	0.8%
Aircraft rent	38,443	48,283	(9,840)	(20.4)%
Loss (gain) on disposal of aircraft	16	(6,715)	(6,731)	NM
Special charge	-	15,934	(15,934)	NM
Transaction-related expenses	318	1,796	(1,478)	(82.3)%
Other	120,260	103,822	16,438	15.8%
Total Operating Expenses	$1,587,451	$1,287,023

Salaries, wages and benefits increased $70.6 million, or 20.8%, primarily due to higher pilot costs related to increased flying, premium pay for pilots operating in certain areas significantly impacted by COVID-19 and increased pay rates we provided to our pilots beginning in May 2020.

Aircraft fuel increased $186.3 million, or 97.2%, primarily due to an increase in consumption related to increased Charter flying and an increase in the average fuel cost per gallon.  We do not incur fuel expense in providing ACMI and CMI services or in our Dry Leasing business as the cost of fuel is borne by the customer.  Average fuel cost per gallon and fuel consumption for the six months ended June 30 were:

	2021	2020	Inc/(Dec)	% Change
Average fuel cost per gallon	$1.82	$1.47	$0.35	23.8%
Fuel gallons consumed (000s)	207,404	130,047	77,357	59.5%

Maintenance, materials and repairs decreased by $8.8 million, or 3.3%, primarily reflecting $32.9 million of decreased Heavy Maintenance expense, partially offset by $23.2 million of increased Line Maintenance expense and $4.7 million of increased Non-heavy Maintenance expense.  Heavy Maintenance expense on 747-400 aircraft decreased $34.6 million primarily due to a decrease in the number of engine overhauls and a decrease in the number of C Checks.  Heavy Maintenance expense on 767 aircraft decreased $3.8 million primarily due to a decrease in the number of C Checks.  Line Maintenance expense increased primarily due to increased flying. Non-heavy Maintenance expense on 747-8F aircraft increased $5.7 million primarily due to the timing of landing gear overhauls.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the six months ended June 30 were:

Heavy Maintenance Events	2021	2020	Inc/(Dec)
747-8F C Checks	2	-	2
747-400 C Checks	8	11	(3)
767 C Checks	3	6	(3)
747-8F D Checks	2	3	(1)
747-400 D Checks	4	4	-
CF6-80 engine overhauls	4	13	(9)
PW4000 engine overhauls	2	1	1

Depreciation and amortization increased $11.0 million, or 8.9%, primarily due to an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Navigation fees, landing fees and other rent increased $25.3 million, or 37.7%, primarily due to increased Charter flying.

Passenger and ground handling services increased $19.5 million, or 31.4%, primarily due to increased Charter flying.

Aircraft rent decreased $9.8 million, or 20.4%, primarily due to changes in 747-400 freighter aircraft operating leases (see Note 8 to our Financial Statements).

Gain on disposal of aircraft in 2020 represented a net gain of $6.7 million from the sale of certain nonessential assets.

Special charge in 2020 represented a $15.9 million impairment charge related to fair value adjustments for assets held for sale, including spare engines and 737-400 passenger aircraft for training purposes.

Transaction-related expenses in 2020 primarily related to professional fees in support of the Payroll Support Program under the CARES Act (see Note 3 to our Financial Statements).

Other increased $16.4 million, or 15.8%, primarily due an increase in professional fees, which include costs associated with negotiations and arbitration for a joint CBA (see Note 12 to our Financial Statements), as well as costs for continuing to provide a safe working environment for our employees and costs associated with the movement of spare engines.

Non-operating (Income) Expenses

The following table compares our Non-operating (Income) Expenses for the six months ended June 30 (in thousands):

	2021	2020	Inc/(Dec)	% Change
Non-operating (Income) Expenses
Interest income	$(400)	$(704)	$(304)	(43.2)%
Interest expense	54,172	58,225	(4,053)	(7.0)%
Capitalized interest	(3,121)	(325)	2,796	NM
Loss on early extinguishment of debt	-	74	(74)	NM
Unrealized loss on financial instruments	113	29,747	(29,634)	(99.6)%
Other (income) expense, net	(44,310)	(49,392)	(5,082)	(10.3)%

Interest expense decreased $4.1 million, or 7.0%, primarily due to the scheduled repayment of debt and the repayment of our revolving credit facility during the third quarter of 2020.

Capitalized interest increased $2.8 million primarily due to pre-delivery deposits related to our January 2021 agreement to purchase four 747-8F aircraft from Boeing (see Note 3 to our Financial Statements).

Unrealized loss on financial instruments represents the change in fair value of a customer warrant liability (see Note 5 to our Financial Statements) primarily due to changes in our common stock price until the exercise of a certain warrant in early 2021.

Other (income) expense, net decreased $5.1 million, or 10.3%, primarily due to a $28.3 million reduction in refunds of aircraft rent paid in previous years (see Note 7 to our Financial Statements), partially offset by a $20.7 million increase in CARES Act grant income (see Note 3 to our Financial Statements).

Income taxes.  The effective income tax rates were 23.6% and 29.0% for the six months ended June 30, 2021 and 2020, respectively.  The rate for the six months ended June 30, 2021 differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes.  The rate for the six months ended June 30, 2020 differed from the U.S. statutory rate primarily due to nondeductible changes in the fair value of a customer warrant liability (see Note 5 to our Financial Statements).

Segments

The following table compares the Direct Contribution for our reportable segments for the six months ended June 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2021	2020	Inc/(Dec)	% Change
Direct Contribution
Airline Operations	$400,943	$303,552	$97,391	32.1%
Dry Leasing	21,329	20,420	909	4.5%
Total Direct Contribution	$422,272	$323,972	$98,300	30.3%

Unallocated expenses and (income), net	$163,998	$139,029	$24,969	18.0%

Airline Operations Segment

Airline Operations Direct Contribution increased $97.4 million, or 32.1%, primarily due to our ability to increase aircraft utilization as demand for our commercial cargo Charter and CMI services increased, reflecting growth in airfreight volumes from pre-pandemic levels, as well as lower Heavy Maintenance expense.  Direct Contribution also benefited from the operation and higher utilization of 747-400 freighters reactivated throughout 2020 and a 777-200 freighter aircraft that was previously in our Dry Leasing business.  Partially offsetting these improvements were lower Yields, net of fuel, compared with the higher market Yields during the early months of the COVID-19 pandemic, higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19 and increased pay rates we provided to our pilots beginning in May 2020.

Dry Leasing Segment

Dry Leasing Direct Contribution was relatively unchanged.

Unallocated expenses and (income), net

Unallocated expenses and (income), net increased $25.0 million, or 18.0%, primarily due to a $28.3 million reduction in refunds of aircraft rent paid in previous years and increased professional fees, which includes costs associated with negotiations and arbitration for a joint CBA, partially offset by a $20.7 million increase in CARES Act grant income.

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

The following is a reconciliation of Net Income and Diluted EPS to the corresponding non-GAAP financial measures (see Note 13 to our Financial Statements for the calculation of Diluted EPS) (in thousands, except per share data):

	For the Three Months Ended
	June 30, 2021	June 30, 2020	Percent Change

Net Income	$107,110	$78,912	35.7%
Impact from:
CARES Act grant income (a)	-	(20,167)
Customer incentive asset amortization	11,443	9,534
Special charge	-	15,934
Noncash expenses and income, net (b)	4,746	4,458
Unrealized loss on financial instruments	-	30,671
Other, net (c)	696	4,710
Income tax effect of reconciling items	(2,220)	(863)
Adjusted Net Income	$121,775	$123,189	(1.1)%

Weighted average diluted shares outstanding	30,319	26,182
Add: effect of convertible notes hedges (d)	(608)	-
Adjusted weighted average diluted shares outstanding	29,711	26,182

Adjusted Diluted EPS	$4.10	$4.71	(13.0)%

	For the Six Months Ended
	June 30, 2021	June 30, 2020	Percent Change

Net Income	$197,043	$102,265	92.7%
Impact from:
CARES Act grant income (a)	(40,944)	(20,167)
Customer incentive asset amortization	21,924	18,556
Special charge	-	15,934
Noncash expenses and income, net (b)	9,418	8,844
Unrealized loss on financial instruments	113	29,747
Other, net (e)	1,025	(550)
Income tax effect of reconciling items	5,411	(1,559)
Adjusted Net Income	$193,990	$153,070	26.7%

Weighted average diluted shares outstanding	29,900	26,074
Add: effect of convertible notes hedges (d)	(304)	-
Adjusted weighted average diluted shares outstanding	29,596	26,074
Adjusted Diluted EPS	$6.55	$5.87	11.6%

	For the Three Months Ended
	June 30, 2021	June 30, 2020	Percent Change

Net Income	$107,110	$78,912	35.7%
Interest expense, net	24,953	28,594
Depreciation and amortization	66,661	65,826
Income tax expense	32,868	33,009
EBITDA	231,592	206,341
CARES Act grant income (a)	-	(20,167)
Customer incentive asset amortization	11,443	9,534
Special charge	-	15,934
Unrealized loss on financial instruments	-	30,671
Other, net (c)	696	4,710
Adjusted EBITDA	$243,731	$247,023	(1.3)%

	For the Six Months Ended
	June 30, 2021	June 30, 2020	Percent Change

Net Income	$197,043	$102,265	92.7%
Interest expense, net	50,651	57,196
Depreciation and amortization	134,450	123,410
Income tax expense	60,784	41,842
EBITDA	442,928	324,713
CARES Act grant income (a)	(40,944)	(20,167)
Customer incentive asset amortization	21,924	18,556
Special charge	-	15,934
Unrealized loss on financial instruments	113	29,747
Other, net (e)	1,025	(550)
Adjusted EBITDA	$425,046	$368,233	15.4%

(a)	CARES Act grant income in 2021 and 2020 related to income associated with the Payroll Support Program (see Note 3 to our Financial Statements).
(b)	Noncash expenses and income, net in 2021 and 2020 primarily related to amortization of debt discount on the convertible notes (see Note 8 to our Financial Statements).
(c)

Other, net in 2021 primarily related to leadership transition costs.  Other, net in 2020 primarily related to leadership transition costs, costs associated with the Payroll Support Program (see Note 3 to our Financial Statements) and costs associated with our acquisition of Southern Air.

(d)

Represents the economic benefit from our convertible notes hedges in offsetting dilution from our convertible notes as we concluded in no event would economic dilution result from conversion of each of the convertible notes when our stock price is below the exercise price of the respective convertible note warrants (see Note 8 to our Financial Statements).

(e)

Other, net in 2021 primarily related to leadership transition costs.  Other, net in 2020 primarily related to a $6.7 million net gain on the sale of aircraft, partially offset by leadership transition costs, costs associated with the Payroll Support Program (see Note 3 to our Financial Statements) and our acquisition of Southern Air.

Liquidity and Capital Resources

The most significant liquidity events during the first half of 2021 were as follows:

In March 2021, we borrowed $16.2 million at a fixed interest rate of 0.93% under an unsecured five-year term loan due in January 2026 for GEnx engine performance upgrade kits and overhauls.  The term loan is subject to customary fees, covenants and events of default, with principal and interest payable quarterly (see Note 8 to our Financial Statements).

In June 2021, we borrowed $7.8 million at a fixed interest rate of 0.91% under an unsecured five-year term loan due in May 2026 for GEnx engine performance upgrade kits and overhauls.  The term loan is subject to customary fees, covenants and events of default, with principal and interest payable quarterly (see Note 8 to our Financial Statements).

Operating Activities. Net cash provided by operating activities was $343.1 million for the first half of 2021, which primarily reflected Net Income of $197.0 million and noncash adjustments of $172.2 million for Depreciation and amortization and $60.1 million for Deferred taxes, partially offset by a $56.3 million decrease in Accounts payable, accrued liabilities and other liabilities, a $24.7 million increase in Accounts receivable and a $12.5 million increase in Prepaid expenses, current assets and other assets.  Net cash provided by operating activities was $560.4 million for the first half of 2020, which primarily reflected Net Income of $102.3 million, noncash adjustments of $157.5 million for Depreciation and amortization, $39.5 million for Deferred taxes and $29.7 million for Unrealized loss on financial instruments, a $178.9 million increase in Accounts payable, accrued liabilities and other liabilities, and a $51.8 million decrease in Accounts receivable, partially offset by a $19.1 million increase in Prepaid expenses, current assets and other assets.

Investing Activities. Net cash used for investing activities was $268.1 million for the first half of 2021, consisting primarily of $224.9 million of purchase deposits and payments for flight equipment and modifications and $43.4 million of payments for core capital expenditures, excluding flight equipment. Purchase deposits and payments for flight equipment and modifications during the first half of 2021 were primarily related to pre-delivery payments, spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2021 were funded through working capital and the financings discussed above.  Net cash used for investing activities was $40.0 million for the first half of 2020, consisting primarily of $59.9 million of payments for flight equipment and $25.1 million of payments for core capital expenditures, excluding flight equipment, partially offset by $44.1 million of proceeds from the disposal of aircraft.  Payments for flight equipment and modifications during the first half of 2020 were primarily related to spare engines and GEnx engine performance upgrade kits.

Financing Activities. Net cash used for financing activities was $170.9 million for the first half of 2021, which primarily reflected $171.2 million of payments on debt, $23.9 million in payments of maintenance reserves and $7.4 million related to treasury shares withheld for payment of taxes, partially offset by $23.9 million of proceeds from debt issuance and $9.0 million of customer maintenance reserves and deposits received. Net cash provided by financing activities was $105.4 million for the first half of 2020, which primarily reflected $321.5 million from debt issuance and $75.0 million of proceeds from our revolving credit facility, partially offset by $275.0 million of payments on debt and $14.4 million in payments of maintenance reserves.

In response to the COVID-19 pandemic, we have significantly reduced nonessential employee travel, reduced the use of contractors, implemented a number of other cost reduction initiatives and taken actions to increase liquidity and strengthen our financial position, including participation in the Payroll Support Program and deferral of the payment of the employer portion of social security taxes as provided for under the CARES Act. In connection with our participation in the Payroll Support Program, we agreed not to repurchase shares in the open market of, or make dividend payments with respect to, our common stock through September 30, 2021. We consider Cash and cash equivalents, Net cash provided by operating activities and availability under our revolving credit facility to be sufficient to meet our debt and lease obligations, and to fund committed capital expenditures for the next twelve months and core capital expenditures for the remainder of 2021. Core capital expenditures for the remainder of 2021 are expected to range from $60.0 to $70.0 million, which excludes flight equipment and capitalized interest. Committed capital expenditures for flight equipment for the remainder of 2021 are expected to be $134.5 million. These expenditures include pre-delivery payments for our January 2021 agreement to purchase four 747-8F aircraft from Boeing that are expected to be delivered from May through October 2022, spare engines, 747-400 freighter aircraft and 747-400 passenger aircraft (to be used for both replacement of older passenger aircraft in service, as well as spare engines and parts).

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

We do not expect to pay any significant U.S. federal income tax for at least several years.  Our business operations are subject to income tax in several foreign jurisdictions and in many states.  We do not expect to pay any significant cash income taxes for at least several years in these foreign jurisdictions and states.  We may repatriate the unremitted earnings of our foreign subsidiaries to the extent taxes are insignificant.

Contractual Obligations and Debt Agreements

See Note 8 to our Financial Statements for a description of our new debt.  See our 2020 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2020 and a description of our other debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the six months ended June 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the change to our market risk in Part I, Item 3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which is hereby incorporated by reference into this Part I, Item 3 of this Form 10-Q, there have been no other material changes to our market risk during the six months ended June 30, 2021.  For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2020 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of June 30, 2021.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended June 30, 2021, the information required in response to this Item is set forth in Note 12 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

a.	Exhibits

See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Atlas Air, Inc. 401(k) Restoration and Voluntary Deferral Plan (as amended and restated effective as of June 23, 2021).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104

Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (v) Consolidated Statements of Stockholders’ Equity as of and for the three and six months ended June 30, 2021 and 2020 and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: August 5, 2021	/s/ John W. Dietrich
John W. Dietrich
President and Chief Executive Officer

Dated: August 5, 2021	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer