Form 10-Q
period 2021-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2021-11-03
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 29,028,291 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$773,911	$845,589
Restricted cash	10,230	10,692
Accounts receivable, net of allowance of $3,739 and $1,233, respectively	283,362	265,521
Prepaid expenses, assets held for sale and other current assets	88,330	95,919
Total current assets	1,155,833	1,217,721
Property and Equipment
Flight equipment	5,435,345	5,061,387
Ground equipment	99,769	86,670
Less: accumulated depreciation	(1,290,928)	(1,147,613)
Flight equipment purchase deposits and modifications in progress	289,475	110,150
Property and equipment, net	4,533,661	4,110,594
Other Assets
Operating lease right-of-use assets	158,387	255,805
Deferred costs and other assets	350,759	374,242
Intangible assets, net and goodwill	66,303	70,826
Total Assets	$6,264,943	$6,029,188

Liabilities and Equity
Current Liabilities
Accounts payable	$92,708	$107,604
Accrued liabilities	591,208	583,160
Current portion of long-term debt and finance leases	703,650	298,690
Current portion of long-term operating leases	56,670	157,732
Total current liabilities	1,444,236	1,147,186
Other Liabilities
Long-term debt and finance leases	1,669,248	2,020,451
Long-term operating leases	191,604	318,850
Deferred taxes	297,472	203,586
Financial instruments and other liabilities	38,119	77,576
Total other liabilities	2,196,443	2,620,463
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 34,515,565 and 32,877,533 shares issued, 29,025,102 and 27,517,297 shares outstanding (net of treasury stock), as of September 30, 2021 and December 31, 2020, respectively	345	329
Additional paid-in capital	926,853	873,874
Treasury stock, at cost; 5,490,463 and 5,360,236 shares, respectively	(225,327)	(217,889)
Accumulated other comprehensive loss	(1,314)	(1,904)
Retained earnings	1,923,707	1,607,129
Total stockholders’ equity	2,624,264	2,261,539
Total Liabilities and Equity	$6,264,943	$6,029,188

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Operating Revenue	$1,016,100	$809,886	$2,867,832	$2,278,641

Operating Expenses
Salaries, wages and benefits	231,437	194,265	642,417	534,600
Aircraft fuel	216,638	118,113	594,458	309,673
Maintenance, materials and repairs	102,819	116,634	356,499	379,086
Depreciation and amortization	73,468	65,595	207,918	189,005
Navigation fees, landing fees and other rent	46,622	42,870	138,918	109,909
Passenger and ground handling services	40,268	36,266	121,837	98,355
Travel	42,966	37,731	120,585	114,749
Aircraft rent	15,485	24,239	53,928	72,522
Gain on disposal of aircraft	(810)	(163)	(794)	(6,878)
Special charge	-	547	-	16,481
Transaction-related expenses	168	490	486	2,286
Other	63,106	54,107	183,366	157,929
Total Operating Expenses	832,167	690,694	2,419,618	1,977,717

Operating Income	183,933	119,192	448,214	300,924

Non-operating Expenses (Income)
Interest income	(159)	(225)	(559)	(929)
Interest expense	27,173	28,524	81,345	86,749
Capitalized interest	(2,335)	(203)	(5,456)	(528)
Loss on early extinguishment of debt	-	7	-	81
Unrealized loss on financial instruments	-	43,604	113	73,351
Other (income) expense, net	3,136	(62,689)	(41,174)	(112,081)
Total Non-operating Expenses (Income)	27,815	9,018	34,269	46,643

Income before income taxes	156,118	110,174	413,945	254,281
Income tax expense	36,583	36,120	97,367	77,962
Net Income	$119,535	$74,054	$316,578	$176,319
Earnings per share:
Basic	$4.12	$2.83	$10.98	$6.76
Diluted	$3.91	$2.78	$10.52	$6.72
Weighted average shares:
Basic	29,023	26,135	28,844	26,077
Diluted	30,547	26,619	30,117	26,256

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income	$119,535	$74,054	$316,578	$176,319
Other comprehensive income:
Reclassification to interest expense	250	290	774	894
Income tax benefit	(60)	(69)	(184)	(202)
Other comprehensive income	190	221	590	692
Comprehensive Income	$119,725	$74,275	$317,168	$177,011

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020

Operating Activities:
Net Income	$316,578	$176,319

Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	265,231	240,826
Accretion of debt securities discount	-	(2)
Provision for (reversal of) expected credit losses	(377)	76
Loss on early extinguishment of debt	-	81
Special charge, net of cash payments	-	16,481
Unrealized loss on financial instruments	113	73,351
Gain on disposal of aircraft	(794)	(6,878)
Deferred taxes	96,053	75,331
Stock-based compensation	10,653	15,816
Changes in:
Accounts receivable	(15,785)	23,072
Prepaid expenses, current assets and other assets	(43,297)	(39,823)
Accounts payable, accrued liabilities and other liabilities	(19,442)	208,058
Net cash provided by operating activities	608,933	782,708
Investing Activities:
Capital expenditures	(64,132)	(45,134)
Purchase deposits and payments for flight equipment and modifications	(346,028)	(102,777)
Investment in joint ventures	(2,424)	-
Proceeds from investments	-	881
Proceeds from disposal of aircraft	9,470	45,660
Net cash used for investing activities	(403,114)	(101,370)
Financing Activities:
Proceeds from debt issuance	23,948	401,419
Payment of debt issuance costs	(1,274)	(5,172)
Payments of debt and finance lease obligations	(271,078)	(353,795)
Proceeds from revolving credit facility	-	75,000
Payment of revolving credit facility	-	(175,000)
Customer maintenance reserves and deposits received	13,491	10,465
Customer maintenance reserves paid	(35,608)	(14,437)
Treasury shares withheld for payment of taxes	(7,438)	(3,915)
Net cash used for financing activities	(277,959)	(65,435)
Net increase (decrease) in cash, cash equivalents and restricted cash	(72,140)	615,903
Cash, cash equivalents and restricted cash at the beginning of period	856,281	113,430
Cash, cash equivalents and restricted cash at the end of period	$784,141	$729,333

Noncash Investing and Financing Activities:

Acquisition of property and equipment included in Accounts payable and accrued liabilities	$16,802	$11,357
Acquisition of property and equipment acquired under operating leases	$9,661	$2,486
Acquisition of flight equipment under finance leases	$191,913	$17,035
Customer maintenance reserves settled with sale of aircraft	$-	$6,497
Issuance of shares related to settlement of warrant liability	$31,582	$-

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	As of and for the Three Months Ended September 30, 2021
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at June 30, 2021	$345	$(225,321)	$919,362	$(1,504)	$1,804,172	$2,497,054
Net Income	-	-	-	-	119,535	119,535
Other comprehensive income	-	-	-	190	-	190
Stock-based compensation	-	-	3,187	-	-	3,187
Issuance of warrants	-	-	4,304	-	-	4,304
Treasury shares of 495 withheld for payment of taxes	-	(6)	-	-	-	(6)
Issuance of 93 shares of restricted stock	-	-	-	-	-	-
Balance at September 30, 2021	$345	$(225,327)	$926,853	$(1,314)	$1,923,707	$2,624,264

	As of and for the Three Months Ended September 30, 2020
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at June 30, 2020	$315	$(217,711)	$801,002	$(2,347)	$1,349,108	$1,930,367
Net Income	-	-	-	-	74,054	74,054
Other comprehensive income	-	-	-	221	-	221
Stock-based compensation	-	-	5,310	-	-	5,310
Issuance of warrants	-	-	7,546	-	-	7,546
Treasury shares of 1,306 withheld for payment of taxes	-	(75)	-	-	-	(75)
Balance at September 30, 2020	$315	$(217,786)	$813,858	$(2,126)	$1,423,162	$2,017,423

	As of and for the Nine Months Ended September 30, 2021
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2020	$329	$(217,889)	$873,874	$(1,904)	$1,607,129	$2,261,539
Net Income	-	-	-	-	316,578	316,578
Other comprehensive income	-	-	-	590	-	590
Stock-based compensation	-	-	10,653	-	-	10,653
Issuance of warrants	-	-	10,760	-	-	10,760
Treasury shares of 130,227 withheld for payment of taxes	-	(7,438)	-	-	-	(7,438)
Issuance of 1,280,450 shares related to settlement of warrants	13	-	31,569			31,582
Issuance of 357,582 shares of restricted stock	3	-	(3)	-	-	-
Balance at September 30, 2021	$345	$(225,327)	$926,853	$(1,314)	$1,923,707	$2,624,264

	As of and for the Nine Months Ended September 30, 2020
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2019	$310	$(213,871)	$761,715	$(2,818)	$1,246,843	$1,792,179
Net Income	-	-	-	-	176,319	176,319
Other comprehensive income	-	-	-	692	-	692
Stock-based compensation	-	-	15,816	-	-	15,816
Issuance of warrants	-	-	36,332	-	-	36,332
Treasury shares of 180,723 withheld for payment of taxes	-	(3,915)	-	-	-	(3,915)
Issuance of 448,386 shares of restricted stock	5	-	(5)	-	-	-
Balance at September 30, 2020	$315	$(217,786)	$813,858	$(2,126)	$1,423,162	$2,017,423

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

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

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F and 777-200 aircraft using the deferral method.  Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the shorter of the estimated period until the next scheduled heavy maintenance event is required or remaining lease term.  Amortization of deferred maintenance expense included in Depreciation and amortization was $12.8 million and $37.1 million for the three and nine months ended September 30, 2021, respectively.  Amortization of deferred maintenance expense was $12.5 million and $30.8 million for the three and nine months ended September 30, 2020, respectively.

Deferred maintenance included within Deferred costs and other assets is as follows:

Balance as of December 31, 2020	$191,303
Deferred maintenance costs	38,493
Amortization of deferred maintenance	(37,070)
Balance as of September 30, 2021	$192,726

Property and Equipment

Committed expenditures to acquire aircraft and spare engines are expected to be $48.2 million for the remainder of 2021 and $458.3 million in 2022.  These expenditures include our January 2021 agreement to purchase four 747-8F aircraft from The Boeing Company (“Boeing”) that are expected to be delivered from May through October 2022 and other agreements for spare engines.

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

3. COVID-19 Pandemic

COVID-19

In December 2019, COVID-19 was first reported in China and has since spread to most other regions of the world.  In March 2020, COVID-19 was determined to be a global pandemic by the World Health Organization.  Since this public health crisis began, it has disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in a reduction in flights by some of our customers and lower U.S. Military Air Mobility Command (“AMC”) passenger flying as the military had taken precautionary measures to limit the movement of personnel through June 2021.  Commercial charter cargo demand and yields, net of fuel, have increased as a result of the ongoing reduction of available cargo capacity provided by passenger airlines in the market and increased demand for transporting goods due to the COVID-19 pandemic.  We have incurred and expect to continue to incur significant additional costs, including premium pay for pilots operating in certain areas significantly impacted by COVID-19; other operational costs, including costs for continuing to provide a safe working environment for our employees; and higher crew costs related to increased pay rates we provided to our pilots beginning in May 2020 in advance of a new joint collective bargaining agreement (“JCBA”) with our pilots beginning in September 2021 (see Note 12 for additional discussion).  In addition, the availability of hotels and restaurants, evolving travel restrictions and vaccine mandates, health screenings, ground handling delays and a reduction in passenger flights by other airlines globally, or airport closures, have impacted and could further impact our ability to position employees to operate and fully utilize all of our aircraft.

To mitigate the impact of any COVID-19 pandemic disruptions, we have:

•	made COVID-19 vaccinations available to employees;
•	provided paid time-off for employees to get COVID-19 vaccinations;
•	implemented frequent deep cleaning of all aircraft and facilities;
•	provided safety kits for each crewmember and all aircraft;
•	adjusted routes to limit exposure to regions significantly impacted by the COVID-19 pandemic;
•	implemented significant workforce testing, social distancing and protection measures at all of our facilities;
•	arranged for employees who can work remotely to do so and developed plans for a partial return to the workplace based on local conditions;
•	reduced nonessential employee travel;
•	reduced the use of contractors;
•	implemented a number of other cost reduction initiatives;
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

In connection with the payroll support funding received in 2020 under the PSP Agreement, we issued warrants to the U.S. Treasury to acquire up to 625,452 shares of our common stock.  As of September 30, 2021, no portion of the warrants have been exercised.

We initially recognized deferred grant income within Accrued liabilities for the difference between the payroll support funding received in 2020 under the PSP Agreement and the amounts recorded for the Promissory Note and the Warrant Agreement.  Grant income has been subsequently recognized within Other (income) expense, net in the consolidated statement of operations on a pro-rata basis over the periods that the qualifying employee wages, salaries and benefits are paid.  The remaining $40.9 million of deferred grant income as of December 31, 2020 was recognized as grant income within Other (income) expense, net in the consolidated statement of operations during the three months ended March 31, 2021.  We recognized grant income of $64.2 million and $84.4 million during the three and nine months ended September 30, 2020, respectively.

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

The following table summarizes our transactions with Polar:

	For the Three Months Ended		For the Nine Months Ended
Revenue and Expenses:	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue from Polar	$81,119	$80,876	$234,036	$239,968
Ground handling and airport fees to Polar	1,096	796	2,917	2,389

Accounts receivable/payable as of:	September 30, 2021	December 31, 2020
Receivables from Polar	$9,115	$31,079
Payables to Polar	8,169	3,477

Aggregate Carrying Value of Polar Investment as of:	September 30, 2021	December 31, 2020
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

In addition to the amounts in the table above, Atlas recognized revenue from flying on behalf of Polar of $28.3 million and $151.4 million for the three and nine months ended September 30, 2021, respectively. Atlas recognized revenue from flying on behalf of Polar of $48.0 million and $158.5 million for the three and nine months ended September 30, 2020, respectively.

Dry Leasing Joint Venture

We hold a 10% interest in a joint venture with an unrelated third party, which we entered into in December 2019, to develop a diversified freighter aircraft dry leasing portfolio.  Through Titan, we provide aircraft and lease management services to the joint venture for fees based upon aircraft assets under management, among other things.  Our investment in the joint venture is accounted for under the equity method of accounting. Under the joint venture, we have a commitment to provide up to $40.0 million of capital contributions before December 2022, of which $6.8 million has been contributed as of September 30, 2021. Our maximum exposure to losses from the entity is limited to our investment. The joint venture has third-party debt obligations of $56.8 million that are not guaranteed by us.

The following table summarizes our transactions with our dry leasing joint venture:

	For the Three Months Ended		For the Nine Months Ended
Revenue and Expenses:	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue from dry leasing joint venture	$288	$-	$423	$-
Aircraft rent to dry leasing joint venture	2,250	-	6,750	-

Aggregate Carrying Value of Joint Venture as of:	September 30, 2021	December 31, 2020
Aggregate Carrying Value of Dry Leasing Joint Venture	$6,293	$4,438

Parts Joint Venture

We hold a 50% interest in a joint venture with an unrelated third party to purchase rotable parts and provide repair services for those parts, primarily for 747-8F aircraft.  The joint venture is a variable interest entity and we have not consolidated the joint venture because we are not the primary beneficiary as we do not exercise financial control.  Our investment in the joint venture is accounted for under the equity method of accounting and was $18.9 million as of September 30, 2021 and $21.0 million as of December 31, 2020. Our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts. The joint venture does not have any third-party debt obligations. We had Accounts receivable from the joint venture of $0.1 million as of September 30, 2021 and $0.2 million as of December 31, 2020.  We had Accounts payable to the joint venture of $1.3 million as of September 30, 2021 and $0.9 million as of December 31, 2020.

5. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involve, among other things, CMI operation of up to 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years). As of September 30, 2021, 19 767-300 freighters were in Dry Lease service, of which 17 were operating in CMI service.

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

The agreements entered into in May 2016 also provided incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.34 per share, as adjusted (“Warrant B”).  This warrant to purchase 3.77 million shares, as adjusted, vests in increments of 37,660 shares, as adjusted, each time Amazon has paid $4.2 million of revenue to us, up to a total of $420.0 million, for incremental business beyond the original 20 767-300 freighters.  As of September 30, 2021, 828,520 shares, as adjusted, of Warrant B have vested.  Upon vesting, Warrant B becomes exercisable in accordance with its terms through May 2023. In January 2021, Amazon exercised shares of Warrant B through a cashless exercise resulting in the issuance of 69,709 shares of our common stock.

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we began providing CMI services using Boeing 737-800 freighter aircraft provided by Amazon.  The 737-800 CMI operations are for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  As of September 30, 2021, eight 737-800 freighter aircraft were operating in CMI service for Amazon.

In connection with the amended agreements, we granted Amazon a warrant to acquire up to an additional 9.9% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $52.67 per share, as adjusted (“Warrant C”).  After Warrant B has vested in full, this warrant to purchase 6.66 million shares, as adjusted, would vest in increments of 45,623 shares, as adjusted, each time Amazon has paid $6.9 million of revenue to us, up to a total of $1.0 billion, for incremental business beyond Warrant A and Warrant B.  As of September 30, 2021, no portion of Warrant C has vested.  Upon vesting, Warrant C would become exercisable in accordance with its terms through March 2026. While Amazon would be entitled to vote the shares it owns up to 14.9% of our outstanding common shares, in its discretion, it would be required to vote any shares it owns in excess of 14.9% of our outstanding common shares in accordance with the recommendation of our board of directors.

Upon the vesting of Warrant A in previous years, the fair value of the warrant was recognized as a customer incentive asset within Deferred costs and other assets, net and is amortized as a reduction of Operating Revenue in proportion to the amount of revenue recognized over the terms of the Dry Leases and CMI agreements.  When it becomes probable that an increment of either Warrant B or C will vest and the related revenue begins to be recognized, the grant date fair value of such portion is recognized as a customer incentive asset within Deferred costs and other assets, net and is amortized as a reduction of Operating Revenue in proportion to the amount of related revenue recognized.  The grant date fair value of such increment is also recorded as Additional paid-in capital. At the time of vesting, any amounts recorded in Additional paid-in capital related to Dry Lease contracts would be reclassified as a warrant liability within Financial instruments and other liabilities with changes in fair value recorded in Unrealized loss (gain) on financial instruments.

We amortized $11.3 million and $33.3 million of the customer incentive asset as a reduction of Operating Revenue for the three and nine months ended September 30, 2021, respectively. We amortized $9.9 million and $28.4 million of the customer incentive asset for the three and nine months ended September 30, 2020, respectively.

Customer incentive asset included within Deferred costs and other assets is as follows:

Balance at December 31, 2020	$125,276
Initial value for estimate of vested or expected to vest warrants	10,759
Amortization of customer incentive asset	(33,256)
Balance as of September 30, 2021	$102,779

We recognized an unrealized loss of $0.1 million on the Amazon warrant liability related to Warrant A during the nine months ended September 30, 2021.  We recognized unrealized losses of $43.6 million and $73.4 million on the Amazon Warrant liability during the three and nine months ended September 30, 2020, respectively.  The fair value of the Amazon warrant liability was zero as of September 30, 2021 and $31.5 million as of December 31, 2020. Due to the exercise of Warrant A discussed above, our earnings are no longer affected by changes in the fair value of our Amazon warrant liability.

6. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net of allowance for expected credit losses related to customer contracts, excluding Dry Leasing contracts, was $253.2 million as of September 30, 2021 and $195.6 million as of December 31, 2020.

Allowance for expected credit losses, included within Accounts receivable, is as follows:

Balance as of December 31, 2020	$1,233
Bad debt recovery	(377)
Amounts written off, net of other items	2,883
Balance as of September 30, 2021	$3,739

Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2021	December 31, 2020
Salaries, wages and benefits	$167,820	$136,753
Maintenance	119,967	142,374
Customer maintenance reserves	83,266	93,092
Deferred revenue	63,799	41,665
Aircraft fuel	30,066	24,578
Deferred grant income	-	40,944
Other	126,290	103,754
Accrued liabilities	$591,208	$583,160

Revenue Contract Liability

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition.  The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue. Changes in Deferred revenue during the nine months ended September 30, 2021 were as follows:

Balance as of December 31, 2020	$30,291
Revenue recognized	(229,325)
Amounts collected or invoiced	252,076
Balance as of September 30, 2021	$53,042

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$773,911	$845,589
Restricted cash	10,230	10,692
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$784,141	$856,281

7. Assets Held For Sale and Other Income

As of December 31, 2020, we had two 737-400 passenger aircraft previously used for training purposes and certain spare CF6-80 engines classified as held for sale. We received net proceeds of $9.5 million during the nine months ended September 30, 2021 from the completion of the sales of the two 737-400 passenger aircraft and some of the spare CF6-80 engines.  The carrying value of the assets held for sale was $5.5 million and $14.1 million as of September 30, 2021 and December 31, 2020, respectively, which was included within Prepaid expense, assets held for sale and other current assets in the consolidated balance sheets.  We estimated the fair value of these assets, less costs to sell, based on bids received from independent third parties or recently completed sales. Sales of the remaining engines are expected to be completed during 2021.

We recognized a refund of $4.6 million during the nine months ended September 30, 2021 related to aircraft rent paid in previous years within Other (income) expense, net.  We recognized refunds of $32.9 million during the nine months ended September 30, 2020, related to aircraft rent paid in previous years within Other (income) expense, net.

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

Finance Leases

In May, June and August 2021, we amended eight operating leases for 747-400 freighter aircraft to acquire the aircraft at or prior to the end of the lease terms, resulting in additional commitments of $123.1 million and a change in classification to finance leases.  Three of the aircraft were acquired in October 2021 with the remainder to be acquired from March to December 2022.

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

Upon conversion, each of the Convertible Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our current intent and policy is to settle conversions with a combination of cash and shares of common stock with the principal amounts of the Convertible Notes paid in cash.  Effective September 1, 2021, all conversions of the 2015 Convertible Notes are required to be settled in cash for the principal amount.

The Convertible Notes consisted of the following as of September 30, 2021:

	2015 Convertible Notes	2017 Convertible Notes
Remaining life in months	8	32
Liability component:
Gross proceeds	$224,500	$289,000
Less: debt discount, net of amortization	(6,128)	(30,235)
Less: debt issuance cost, net of amortization	(560)	(2,316)
Net carrying amount	$217,812	$256,449

Equity component (1)	$52,903	$70,140
(1)	Included in Additional paid-in capital on the consolidated balance sheet as of September 30, 2021.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Contractual interest coupon	$2,618	$2,618	$7,853	$7,853
Amortization of debt discount	4,820	4,527	14,236	13,372
Amortization of debt issuance costs	410	394	1,219	1,171
Total interest expense recognized	$7,848	$7,539	$23,308	$22,396

Revolving Credit Facility

We have a $200.0 million secured revolving credit facility that matures in December 2022 (the “Revolver”). As of September 30, 2021, there were no amounts outstanding and we had $200.0 million of unused availability, based on the collateral borrowing base.

Other Debt

In October 2021, we refinanced a 747-8F term loan and received proceeds of $90.0 million from a financing with a seven-year term for this aircraft at a lower rate.  We used $50.4 million of the proceeds to repay the previous term loan in full.

9. Income Taxes

The effective income tax rates were 23.4% and 23.5% for the three and nine months ended September 30, 2021, respectively. These rates differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes.

The effective income tax rates were 32.8% and 30.7% for the three and nine months ended September 30, 2020, respectively.  These rates differed from the U.S. statutory rate primarily due to nondeductible changes in the fair value of a customer warrant liability (see Note 5 to our Financial Statements).  For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

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

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	September 30, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$773,911	$773,911	$773,911	$-	$-
Restricted cash	10,230	10,230	10,230	-	-
	$784,141	$784,141	$784,141	$-	$-

Liabilities
Term loans and notes	$1,622,536	$1,692,316	$-	$-	$1,692,316
Convertible notes (1)	474,261	679,138	679,138	-	-
	$2,096,797	$2,371,454	$679,138	$-	$1,692,316

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$845,589	$845,589	$845,589	$-	$-
Restricted cash	10,692	10,692	10,692	-	-
	$856,281	$856,281	$856,281	$-	$-

Liabilities
Term loans and notes	$1,809,656	$1,909,942	$-	$-	$1,909,942
Convertible notes (1)	458,803	560,975	560,975	-	-
Customer warrant	31,470	31,470	-	31,470	-
	$2,299,929	$2,502,387	$560,975	$31,470	$1,909,942

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income before income taxes:
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating Revenue:
Airline Operations	$980,714	$773,591	$2,762,815	$2,169,462
Dry Leasing	40,926	40,740	121,694	123,572
Customer incentive asset amortization	(11,332)	(9,858)	(33,256)	(28,414)
Other	5,792	5,413	16,579	14,021
Total Operating Revenue	$1,016,100	$809,886	$2,867,832	$2,278,641

Direct Contribution:
Airline Operations	$265,260	$179,441	$666,203	$482,995
Dry Leasing	10,435	9,627	31,765	30,046
Total Direct Contribution for Reportable Segments	275,695	189,068	697,968	513,041

Unallocated income and (expenses), net	(120,219)	(34,409)	(284,218)	(173,439)
Loss on early extinguishment of debt	-	(7)	-	(81)
Unrealized loss on financial instruments	-	(43,604)	(113)	(73,351)
Special charge	-	(547)	-	(16,481)
Transaction-related expenses	(168)	(490)	(486)	(2,286)
Gain on disposal of aircraft	810	163	794	6,878
Income before income taxes	156,118	110,174	413,945	254,281

Add back (subtract):
Interest income	(159)	(225)	(559)	(929)
Interest expense	27,173	28,524	81,345	86,749
Capitalized interest	(2,335)	(203)	(5,456)	(528)
Loss on early extinguishment of debt	-	7	-	81
Unrealized loss on financial instruments	-	43,604	113	73,351
Other (income) expense, net	3,136	(62,689)	(41,174)	(112,081)
Operating Income	$183,933	$119,192	$448,214	$300,924

The following table disaggregates our Airline Operations segment revenue by customer and service type:

	For the Three Months Ended
	September 30, 2021			September 30, 2020
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$847,643	$8,835	$856,478	$635,375	$2,640	$638,015
AMC	29,874	94,362	124,236	57,952	77,624	135,576
Total Airline Operations Revenue	$877,517	$103,197	$980,714	$693,327	$80,264	$773,591

	For the Nine Months Ended
	September 30, 2021			September 30, 2020
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$2,380,029	$11,714	$2,391,743	$1,773,803	$6,580	$1,780,383
AMC	124,258	246,814	371,072	170,188	218,891	389,079
Total Airline Operations Revenue	$2,504,287	$258,528	$2,762,815	$1,943,991	$225,471	$2,169,462

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the AMC, Polar and DHL (see above for the AMC and Note 4 for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from DHL was $159.1 million and $487.2 million for the three and nine months ended September 30, 2021, respectively. Revenue from DHL was $150.8 million and $401.0 million for the three and nine months ended September 30, 2020, respectively. We have not experienced any credit issues with these customers.

12. Labor and Legal Proceedings

Collective Bargaining Agreements

Pilots of Atlas and Southern Air, and flight dispatchers of Atlas and Polar, are represented by the International Brotherhood of Teamsters (the “IBT”).  We have a five-year collective bargaining agreement (“CBA”) with our Atlas and Polar dispatchers, which was extended in April 2017 for an additional four years, making the CBA amendable in November 2021.  On September 15, 2021, the IBT, representing the flight dispatchers of Atlas and Polar, served the Company with notice of its intent to commence negotiations for a new CBA pursuant to Section 6 of the Railway Labor Act. The Company and IBT are in the process of scheduling dates to start bargaining.

We also had a five-year CBA with our Atlas pilots, which became amendable in September 2016, and a four-year CBA with the Southern Air pilots, which became amendable in November 2016.

The Company and the IBT commenced bargaining in early 2016.  After approximately six years of bargaining for a new JCBA for the Atlas and Southern Air pilots, which included two arbitrators and two federal district courts ordering the IBT to comply with the merger provisions of the Atlas and Southern Air CBAs, the parties had reached tentative agreements on more than half of the JCBA.

On February 15, 2021, the Company and IBT completed the contractually-mandated nine-month period for negotiations for a JCBA.  All remaining open issues not resolved in negotiations were subject to binding interest arbitration between the Company and the IBT, which occurred in the latter half of March 2021 and concluded on April 1, 2021.  On March 30, 2021, the IBT provided the Company with the integrated seniority list.

On September 10, 2021, the Company and the IBT received the arbitration decision, which was the final step towards reaching a new JCBA for our Atlas and Southern Air pilots. The new competitive pay rates became effective as of September 1, 2021.  The Company and the IBT are working together to implement the new work rules for the JCBA over the next several months.

There are a few open items from the arbitrator’s decision on which the parties have differing interpretations.  These items will be reviewed with the arbitrator, the Company and the IBT, and we expect them to be resolved over the next several months.  Once these remaining items are resolved, the Company and the IBT will sign the new JCBA, which will be deemed effective pursuant to a date that will be agreed by the parties.  While the ultimate outcome of these few open items could be material to our financial condition, results of operations or cash flows, it is not expected to be material.

In October 2021, IBT Local 2750 elected new union leadership.  While the Atlas and Southern Air pilots are represented by the same IBT Local 2750, they have remained two distinct pilot groups under separate CBAs.  Now that the JCBA process is completed, the Southern Air pilots are expected to all transfer to Atlas on or about November 17, 2021 with the issuance of a single operating certificate for Atlas.

Since April 2020, the Company and the IBT have entered into several Coronavirus Memorandum of Understandings (“COVID MOUs”) providing for various enhanced benefits and compensation (including pay for becoming fully vaccinated) for our pilots due to the challenges of flying and operating globally due to COVID-19.  On September 30, 2021, in connection with implementing the new JCBA, the Company terminated all COVID MOUs in place with the IBT; however, the Company continues to offer additional compensation to its pilots for becoming fully vaccinated.

We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act and may incur additional administrative expenses associated with union representation of our employees.

Preliminary Injunction

In late November 2017, the DC District Court issued a preliminary injunction preventing the IBT from “authorizing, encouraging, permitting, calling, engaging in, or continuing” any illegal pilot slowdown activities that were intended to gain leverage in pilot contract negotiations with the Company and requiring the IBT to meet its obligations under the Railway Labor Act. The IBT appealed to the DC Court of Appeals, which, in a unanimous three-judge panel, affirmed the DC District Court’s ruling. On May 22, 2020, the IBT filed a motion to dismiss the Company’s action for a preliminary injunction, which has been fully briefed. Now that the parties are in the process of completing the last phase of implementing the JCBA in accordance with the terms of the new arbitration award, the DC District Court stayed the preliminary injunction action and directed the parties to submit a joint status report in late November 2021. It is anticipated the action will be dismissed at such time.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not on board the aircraft upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $3.8 million in aggregate based on September 30, 2021 exchange rates.

In both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  In the other case, we received an administrative decision in favor of the Brazil customs authorities, and we are in the process of appealing this decision to the Brazil courts.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $3.2 million as of September 30, 2021 and $3.3 million as of December 31, 2020, and is included in Deferred costs and other assets.

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

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Nine Months Ended
Numerator:	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income	$119,535	$74,054	$316,578	$176,319
Plus: Unrealized loss on financial instruments, net of tax	-	-	112	-
Diluted net income	$119,535	$74,054	$316,690	$176,319

Denominator:
Basic EPS weighted average shares outstanding	29,023	26,135	28,844	26,077
Effect of dilutive warrants	584	237	611	82
Effect of dilutive convertible notes	717	-	442	-
Effect of dilutive restricted stock	223	247	220	97
Diluted EPS weighted average shares outstanding	30,547	26,619	30,117	26,256

Earnings per share:
Basic	$4.12	$2.83	$10.98	$6.76
Diluted	$3.91	$2.78	$10.52	$6.72

Antidilutive shares related to warrants issued in connection with our Convertible Notes and warrants issued to a customer that were out of the money and excluded from the calculation of diluted EPS were 3.0 million for the three and nine months ended September 30, 2021, and 15.6 million for the three and nine months ended September 30, 2020.  Diluted shares reflect the potential dilution that could occur from restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and customer warrants in which performance or market conditions were not satisfied of 9.8 million for the three and nine months ended September 30, 2021 and 10.4 million for the three and nine months ended September 30, 2020.

14. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2019	$(2,827)	$9	$(2,818)
Reclassification to interest expense	894	-	894
Tax effect	(202)	-	(202)
Balance as of September 30, 2020	$(2,135)	$9	$(2,126)

Balance as of December 31, 2020	$(1,913)	$9	$(1,904)
Reclassification to interest expense	774	-	774
Tax effect	(184)	-	(184)
Balance as of September 30, 2021	$(1,323)	$9	$(1,314)

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

See “Business Overview” and “Business Strategy” in our 2020 Annual Report on Form 10-K for additional information.

Business Developments

In December 2019, COVID-19 was first reported in China and has since spread to many other regions of the world.  In March 2020, it was determined to be a global pandemic by the World Health Organization. Since this public health crisis began, it has disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in a reduction in flights by some of our ACMI customers and lower AMC passenger flying as the military had taken precautionary measures to limit the movement of personnel through June 2021.

Our Airline Operations results for the first three quarters of 2021, compared with 2020, were significantly higher primarily due to our ability to increase aircraft utilization as demand for our commercial cargo Charter and CMI services increased, reflecting growth in airfreight volumes from pre-pandemic levels driven by the ongoing reduction of available cargo capacity provided by passenger airlines in the market and the continued disruption of global supply chains due to the COVID-19 pandemic.  Due to this strong demand in 2020, we reactivated four 747-400BCF aircraft that had been temporarily parked and began Charter operations using a 777-200 freighter aircraft that was previously in our Dry Leasing business.  During 2020 and the first three quarters of 2021, we entered into numerous long-term Charter programs and extensions with customers seeking to secure committed cargo capacity.  These long-term Charter programs provide us with guaranteed revenue and include indexed fuel price adjustments to mitigate our exposure to fuel price volatility.

Given the dynamic nature of this pandemic, the duration of business disruption, the extent of customer cancellations and the related financial impact cannot be reasonably estimated at this time.  We have incurred and expect to continue to incur significant additional costs, including premium pay for pilots operating in certain areas significantly impacted by COVID-19; other operational costs, including costs for continuing to provide a safe working environment for our employees; and higher crew costs related to increased pay rates we provided to our pilots beginning in May 2020 in advance of a JCBA with our pilots beginning in September 2021 (see Note 12 to our Financial Statements for further discussion).  In addition, the availability of hotels and restaurants, evolving travel restrictions and vaccine mandates, health screenings, ground handling delays and a reduction in passenger flights by other airlines globally, or airport closures, have impacted and could further impact our ability to position employees to operate and fully utilize all of our aircraft.

In response to these challenging times, we have:

•	made COVID-19 vaccinations available to employees;
•	provided paid time-off for employees to get COVID-19 vaccinations;
•	implemented frequent deep cleaning of all aircraft and facilities;
•	provided safety kits for each crewmember and all aircraft;
•	adjusted routes to limit exposure to regions significantly impacted by the COVID-19 pandemic;
•	implemented significant workforce testing, social distancing and protection measures at all of our facilities;
•	arranged for employees who can work remotely to do so and developed plans for a partial return to the workplace based on local conditions;
•	reduced nonessential employee travel;
•	reduced the use of contractors;
•	implemented a number of other cost reduction initiatives;
•	entered into a PSP Agreement with the U.S. Treasury with respect to payroll support funding available to cargo air carriers; and
•

deferred payment of the employer portion of social security taxes as provided for under the CARES Act through the end of 2020, half of which will be paid by the end of 2021 and the other half will be paid by the end of 2022.

The continuation or worsening of the aforementioned and other factors could materially affect our results for the duration of the COVID-19 pandemic.

In August 2021, the Department of Defense activated the U.S. Civil Reserve Air Fleet (“CRAF”) for the first time since 2002 to augment support to the U.S. Department of State in the evacuation of U.S. citizens and personnel, special immigrant visa applicants, and other at-risk individuals from Afghanistan. We provided three 747-400 passenger aircraft to support the CRAF activation, which ended in mid-September, and also provided additional 767 passenger aircraft in support of these evacuations for the AMC.

On February 15, 2021, the Company and IBT completed the contractually mandated nine-month period for negotiations for a

JCBA.  All remaining open issues not resolved in negotiations were subject to binding interest arbitration, which concluded in April 2021.  On September 10, 2021, the arbitrator issued the decision for a new five-year JCBA effective September 1, 2021. Labor costs arising from the new JCBA are materially greater than the costs under our previous CBAs with our Atlas and Southern Air pilots (see Note 12 to our Financial Statements for further discussion).

We continually assess our aircraft requirements and will make adjustments to our capacity as necessary.  Some of these actions may involve grounding or disposing of aircraft or engines, which could result in asset impairments or other charges in future periods.

Airline Operations results for the first three quarters of 2021, compared with 2020, were also impacted by the following:

•

In March 2019, we entered into agreements with Amazon, which include CMI operation of 737-800 freighter aircraft.  A sixth and seventh 737-800 freighter aircraft entered service in September 2020, and an eighth aircraft entered service in October 2020.

•	In October 2020, a third 747-400 freighter entered service for Nippon Cargo Airlines on transpacific routes.
•	In July 2021, we entered into an ACMI agreement with FedEx for two 747-400 freighter aircraft. The two aircraft entered service in July and August 2021.
•

In September 2021, we entered into various ACMI and CMI contract extensions with DHL for six 747-8F aircraft, two 747-400 freighter aircraft, eight 777-200 freighter aircraft and four 767-300 freighter aircraft.

We manage our fleet to profitably serve our customers with modern, efficient aircraft.  In January 2021, we signed an agreement with Boeing for the purchase of four new 747-8F aircraft.  The aircraft are expected to be delivered from May through October 2022.  Between May and October 2021, we acquired six of our existing 747-400 freighter aircraft that were previously on lease to us.  In May and June of 2021, we reached agreement with several of our lessors to purchase five of our other 747-400 freighters at the end of their existing lease terms, which range from March to December 2022.  Acquiring these eleven 747-400 freighter aircraft keeps them in our fleet and ensures committed capacity to our customers.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended September 30, 2021 and 2020

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) for the three months ended September 30:

Segment Operating Fleet	2021	2020	Inc/(Dec)
Airline Operations*
747-8F Cargo	10.0	10.0	-
747-400 Cargo	34.6	32.9	1.7
747-400 Dreamlifter	0.6	2.7	(2.1)
747-400 Passenger	5.1	5.0	0.1
777-200 Cargo	9.0	9.0	-
767-300 Cargo	24.0	24.0	-
767-300 Passenger	4.9	4.8	0.1
767-200 Cargo	-	9.0	(9.0)
767-200 Passenger	-	1.0	(1.0)
737-800 Cargo	8.0	5.5	2.5
737-400 Cargo	-	0.8	(0.8)
Total	96.2	104.7	(8.5)

Dry Leasing
777-200 Cargo	7.0	7.0	-
767-300 Cargo	21.0	21.0	-
737-300 Cargo	1.0	1.0	-
Total	29.0	29.0	-

Less: Aircraft Dry Leased to CMI customers	(21.0)	(21.0)	-
Total Operating Average Aircraft Equivalents	104.2	112.7	(8.5)

Out-of-service**	-	1.0	(1.0)
*	Airline Operations average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service includes aircraft that are temporarily parked.

Block Hours	2021	2020	Inc/(Dec)	% Change
Total Block Hours***	90,363	90,528	(165)	(0.2)%
***	Includes Airline Operations and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended September 30 (in thousands):

	2021	2020	Inc/(Dec)	% Change
Operating Revenue
Airline Operations	$980,714	$773,591	$207,123	26.8%
Dry Leasing	40,926	40,740	186	0.5%
Customer incentive asset amortization	(11,332)	(9,858)	1,474	15.0%
Other	5,792	5,413	379	7.0%
Total Operating Revenue	$1,016,100	$809,886

Airline Operations

	2021	2020	Inc/(Dec)	% Change
Block Hours
Cargo	84,512	84,435	77	0.1%
Passenger	5,112	4,538	574	12.6%
Total Airline Operations	89,624	88,973	651	0.7%

Revenue Per Block Hour
Airline Operations	$10,943	$8,695	$2,248	25.9%
Cargo	$10,383	$8,211	$2,172	26.5%
Passenger	$20,187	$17,687	$2,500	14.1%

Airline Operations revenue increased $207.1 million, or 26.8%, primarily due to an increase in Revenue per Block Hour.  Revenue per Block Hour rose primarily due to an increased proportion of higher-yielding flying, including the impact of new and extended long-term contracts, the ongoing reduction of available cargo capacity provided by passenger airlines in the market, the continued disruption of global supply chains due to the COVID-19 pandemic and higher fuel costs.  Block Hours flown were relatively unchanged as we reduced less profitable smaller gauge CMI service flying, while increasing utilization of our current fleet to meet strong customer demand. Block Hour volumes benefited from the operation of one 747-400 freighter we reactivated during the fourth quarter of 2020, as well as increased AMC passenger Charter flying related to the CRAF activation in August 2021.

Dry Leasing

Dry Leasing revenue was relatively unchanged.

Operating Expenses

The following table compares our Operating Expenses for the three months ended September 30 (in thousands):

	2021	2020	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$231,437	$194,265	$37,172	19.1%
Aircraft fuel	216,638	118,113	98,525	83.4%
Maintenance, materials and repairs	102,819	116,634	(13,815)	(11.8)%
Depreciation and amortization	73,468	65,595	7,873	12.0%
Navigation fees, landing fees and other rent	46,622	42,870	3,752	8.8%
Passenger and ground handling services	40,268	36,266	4,002	11.0%
Travel	42,966	37,731	5,235	13.9%
Aircraft rent	15,485	24,239	(8,754)	(36.1)%
Gain on disposal of aircraft	(810)	(163)	647	NM
Special charge	-	547	(547)	NM
Transaction-related expenses	168	490	(322)	(65.7)%
Other	63,106	54,107	8,999	16.6%
Total Operating Expenses	$832,167	$690,694

NM represents year-over-year changes that are not meaningful.

Salaries, wages and benefits increased $37.2 million, or 19.1%, primarily due to higher pilot costs related to our new JCBA since the beginning of September 2021, including $15.2 million related to adjustments to paid time-off benefits in our new JCBA (see Note 12 to our Financial Statements), and increased profit sharing.

Aircraft fuel increased $98.5 million, or 83.4%, primarily due to an increase in the average fuel cost per gallon and higher consumption related to increased Charter flying. Our exposure to fluctuations in fuel price is limited to the shorter-term commercial portion of our Charter services only, as fuel risk is largely mitigated by price adjustments, including those based on indexed fuel prices for longer-term commercial charter contracts. We do not incur fuel expense in providing ACMI and CMI services or in our Dry Leasing business as the cost of fuel is borne by the customer.  Similarly, we generally have no fuel price risk for AMC charters because the price is set under our contract with the AMC, and we receive or make payments to adjust for price increases and decreases from the contractual rate. Average fuel cost per gallon and fuel consumption for the three months ended September 30 were:

	2021	2020	Inc/(Dec)	% Change
Average fuel cost per gallon	$2.06	$1.35	$0.71	52.6%
Fuel gallons consumed (000s)	105,258	87,460	17,798	20.3%

Maintenance, materials and repairs decreased $13.8 million, or 11.8%, primarily reflecting $21.7 million of decreased Heavy Maintenance expense, partially offset by $5.2 million of increased Non-heavy Maintenance. Heavy Maintenance expense on 747-400 aircraft decreased $24.6 million primarily due to a decrease in the number of engine overhauls and a decrease in the number of D Checks, partially offset by an increase in the number of C Checks. Heavy Maintenance expense on 767 aircraft increased $1.9 million primarily due to an increase in the number of C Checks.  Non-heavy Maintenance expense increased on 747-400 and 747-8F aircraft primarily due to the timing of landing gear overhauls.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended September 30 were:

Heavy Maintenance Events	2021	2020	Inc/(Dec)
747-8F C Checks	2	-	2
747-400 C Checks	3	2	1
767 C Checks	2	-	2
747-8F D Checks	-	1	(1)
747-400 D Checks	-	2	(2)
CF6-80 engine overhauls	1	5	(4)
PW4000 engine overhauls	-	1	(1)

Depreciation and amortization increased $7.9 million, or 12.0%, primarily due to an increase in deprecation related to the acquisition of flight equipment and changes in 747-400 freighter aircraft leases (see Note 8 to our Financial Statements).

Navigation fees, landing fees and other rent increased $3.8 million, or 8.8%, primarily due to increased passenger Charter flying.

Passenger and ground handling services increased $4.0 million, or 11.0%, primarily due to increased passenger Charter flying.

Travel increased $5.2 million, or 13.9%, primarily due to increased passenger Charter flying and increased rates.

Aircraft rent decreased $8.8 million, or 36.1%, primarily due to changes in 747-400 freighter aircraft leases (see Note 8 to our Financial Statements) and the acquisition of 747-400 freighter aircraft that were previously on lease to us.

Other increased $9.0 million, or 16.6%, primarily due to an increase in professional fees, which include costs associated with negotiations and arbitration for a new JCBA (see Note 12 to our Financial Statements), as well as costs for continuing to provide a safe working environment for our employees and higher passenger taxes related to increased passenger flying.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended September 30 (in thousands):

	2021	2020	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(159)	$(225)	$(66)	(29.3)%
Interest expense	27,173	28,524	(1,351)	(4.7)%
Capitalized interest	(2,335)	(203)	2,132	NM
Loss on early extinguishment of debt	-	7	(7)	NM
Unrealized loss on financial instruments	-	43,604	(43,604)	NM
Other (income) expense, net	3,136	(62,689)	(65,825)	(105.0)%

Interest expense decreased $1.4 million, or 4.7%, primarily due to the scheduled repayment of debt.

Capitalized interest increased $2.1 million primarily due to pre-delivery deposits related to our January 2021 agreement to purchase four 747-8F aircraft from Boeing (see Note 2 to our Financial Statements).

Unrealized loss on financial instruments in 2020 represented the change in fair value of a customer warrant liability (see Note 5 to our Financial Statements) primarily due to changes in our common stock price. Due to the exercise of a warrant in early 2021, our earnings are no longer affected by changes in the fair value of our customer warrant liability.

Other (income) expense, net decreased primarily due to $64.2 million in CARES Act grant income in 2020 (see Note 3 to our Financial Statements).

Income taxes. The effective income tax rates were 23.4% and 32.8% for the three months ended September 30, 2021 and 2020, respectively.  The rate for the three months ended September 30, 2021 differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes.  The rate for the three months ended September 30, 2020 differed from the U.S. statutory rate primarily due to nondeductible changes in the fair value of a customer warrant liability (see Note 5 to our Financial Statements).

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended September 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2021	2020	Inc/(Dec)	% Change
Direct Contribution
Airline Operations	$265,260	$179,441	$85,819	47.8%
Dry Leasing	10,435	9,627	808	8.4%
Total Direct Contribution	$275,695	$189,068	$86,627	45.8%

Unallocated expenses and (income), net	$120,219	$34,409	$85,810	249.4%

Airline Operations Segment

Airline Operations Direct Contribution increased $85.8 million, or 47.8%, primarily due to increased Yields, net of fuel, including the impact of new and extended long-term contracts, lower Heavy Maintenance and our ability to increase aircraft utilization as demand for our services increased.  Direct Contribution also benefited from the operation of one 747-400BCF aircraft reactivated in the fourth quarter of 2020 and an increase in passenger flying related to the CRAF activation in August 2021.  Partially offsetting these improvements were higher pilot costs related to our new JCBA (see Note 12 to our Financial Statements).

Dry Leasing Segment

Dry Leasing Direct Contribution increased $0.8 million, or 8.4%, primarily due to lower interest expense related to the scheduled repayment of debt.

Unallocated expenses and (income), net

Unallocated expenses and (income), net increased $85.8 million, or 249.4%, primarily due to $64.2 million in CARES Act grant income recognized in 2020 and a $15.2 million increase related to adjustments to paid time-off benefits in our new JCBA in 2021 (see Note 12 to our Financial Statements).

Nine Months Ended September 30, 2021 and 2020

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the nine months ended September 30:

Segment Operating Fleet	2021	2020	Inc/(Dec)
Airline Operations*
747-8F Cargo	10.0	9.9	0.1
747-400 Cargo	34.3	32.2	2.1
747-400 Dreamlifter	1.0	2.7	(1.7)
747-400 Passenger	5.0	5.0	-
777-200 Cargo	9.0	8.5	0.5
767-300 Cargo	24.0	24.0	-
767-300 Passenger	4.9	4.8	0.1
767-200 Cargo	2.7	9.0	(6.3)
767-200 Passenger	0.2	1.0	(0.8)
737-800 Cargo	8.0	5.2	2.8
737-400 Cargo	-	3.5	(3.5)
Total	99.1	105.8	(6.7)

Dry Leasing
777-200 Cargo	7.0	7.0	-
767-300 Cargo	21.0	21.0	-
757-200 Cargo	-	0.2	(0.2)
737-300 Cargo	1.0	1.0	-
737-800 Passenger	-	0.2	(0.2)
Total	29.0	29.4	(0.4)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(21.0)	-
Total Operating Average Aircraft Equivalents	107.1	114.2	(7.1)

Out-of-service**	-	2.7	(2.7)
*	Airline Operations average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service includes aircraft that are either temporarily parked.
Block Hours	2021	2020	Inc/(Dec)	% Change
Total Block Hours***	272,076	248,742	23,334	9.4%
***	Includes Airline Operations and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the nine months ended September 30 (in thousands):

	2021	2020	Inc/(Dec)	% Change
Operating Revenue
Airline Operations	$2,762,815	$2,169,462	$593,353	27.4%
Dry Leasing	121,694	123,572	(1,878)	(1.5)%
Customer incentive asset amortization	(33,256)	(28,414)	4,842	17.0%
Other	16,579	14,021	2,558	18.2%
Total Operating Revenue	$2,867,832	$2,278,641

Airline Operations

	2021	2020	Inc/(Dec)	% Change
Block Hours
Cargo	255,296	232,681	22,615	9.7%
Passenger	13,474	12,452	1,022	8.2%
Total Airline Operations	268,770	245,133	23,637	9.6%

Revenue Per Block Hour
Airline Operations	$10,279	$8,850	$1,429	16.1%
Cargo	$9,809	$8,355	$1,454	17.4%
Passenger	$19,187	$18,107	$1,080	6.0%

Airline Operations revenue increased $593.4 million, or 27.4%, primarily due to an increase in Revenue per Block Hour and increased flying.  Revenue per Block Hour rose primarily due to an increased proportion of higher-yielding flying, including the impact of new and extended long-term contracts, the impact of the ongoing reduction of available cargo capacity provided by passenger airlines in the market, the continued disruption of global supply chains due to the COVID-19 pandemic and higher fuel costs.  Partially offsetting these increases were lower commercial cargo Yields, net of fuel, compared with the higher commercial cargo market Yields during the early months of the COVID-19 pandemic, specifically April and May of 2020.  The increase in Block Hours flown was primarily due to our ability to increase aircraft utilization as demand for our commercial cargo services increased, reflecting growth in airfreight volumes from pre-pandemic levels driven by the factors impacting commercial cargo Charter noted above.  Due to this strong demand, we reactivated four 747-400BCF aircraft throughout 2020 that had been temporarily parked and began using a 777-200 freighter aircraft that was previously in our Dry Leasing business.  In addition, Block Hours increased as passenger Charter reflected an increase in demand related to the CRAF activation in August 2021 and an increase in flying by the AMC as the military had taken precautionary measures to limit the movement of personnel since the early days of the COVID-19 pandemic in 2020 through June 2021.

Dry Leasing

Dry Leasing revenue was relatively unchanged.

Operating Expenses

The following table compares our Operating Expenses for the nine months ended September 30 (in thousands):

	2021	2020	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$642,417	$534,600	$107,817	20.2%
Aircraft fuel	594,458	309,673	284,785	92.0%
Maintenance, materials and repairs	356,499	379,086	(22,587)	(6.0)%
Depreciation and amortization	207,918	189,005	18,913	10.0%
Navigation fees, landing fees and other rent	138,918	109,909	29,009	26.4%
Passenger and ground handling services	121,837	98,355	23,482	23.9%
Travel	120,585	114,749	5,836	5.1%
Aircraft rent	53,928	72,522	(18,594)	(25.6)%
Gain on disposal of aircraft	(794)	(6,878)	(6,084)	NM
Special charge	-	16,481	(16,481)	NM
Transaction-related expenses	486	2,286	(1,800)	(78.7)%
Other	183,366	157,929	25,437	16.1%
Total Operating Expenses	$2,419,618	$1,977,717

Salaries, wages and benefits increased $107.8 million, or 20.2%, primarily due to higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19, increased pay rates we provided to our pilots beginning in May 2020 and higher pilot costs related to our new JCBA since the beginning of September 2021, including $15.2 million related to adjustments to paid time-off benefits in our new JCBA (see Note 12 to our Financial Statements).  In addition, pilot costs reflected increased flying and increased profit sharing.

Aircraft fuel increased $284.8 million, or 92.0%, primarily due to an increase in consumption related to increased Charter flying and an increase in the average fuel cost per gallon.  Our exposure to fluctuations in fuel price is limited to the shorter-term commercial portion of our Charter services only, as fuel risk is largely mitigated by price adjustments, including those based on indexed fuel prices for longer-term commercial charter contracts. We do not incur fuel expense in providing ACMI and CMI services or in our Dry Leasing business as the cost of fuel is borne by the customer.  Similarly, we generally have no fuel price risk for AMC charters because the price is set under our contract with the AMC, and we receive or make payments to adjust for price increases and decreases from the contractual rate.  Average fuel cost per gallon and fuel consumption for the nine months ended September 30 were:

	2021	2020	Inc/(Dec)	% Change
Average fuel cost per gallon	$1.90	$1.42	$0.48	33.8%
Fuel gallons consumed (000s)	312,662	217,507	95,155	43.7%

Maintenance, materials and repairs decreased by $22.6 million, or 6.0%, primarily reflecting $54.6 million of decreased Heavy Maintenance expense, partially offset by $22.1 million of increased Line Maintenance expense and $9.9 million of increased Non-heavy Maintenance expense.  Heavy Maintenance expense on 747-400 aircraft decreased $59.2 million primarily due to a decrease in the number of engine overhauls and a decrease in the number of D and C Checks, partially offset by an increase in Heavy Maintenance expense on 747-8F aircraft of $4.2 million primarily due to an increase in the number of C Checks.  Line Maintenance expense increased primarily due to increased flying. Non-heavy Maintenance expense on 747-8F aircraft increased $7.8 million primarily due to the timing of landing gear overhauls.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the nine months ended September 30 were:

Heavy Maintenance Events	2021	2020	Inc/(Dec)
747-8F C Checks	4	-	4
747-400 C Checks	11	13	(2)
767 C Checks	5	6	(1)
747-8F D Checks	2	4	(2)
747-400 D Checks	4	6	(2)
CF6-80 engine overhauls	5	18	(13)
PW4000 engine overhauls	2	2	-

Depreciation and amortization increased $18.9 million, or 10.0%, primarily due to the acquisition of flight equipment, an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements) and changes in 747-400 freighter aircraft leases (see Note 8 to our Financial Statements).

Navigation fees, landing fees and other rent increased $29.0 million, or 26.4%, primarily due to increased Charter flying.

Passenger and ground handling services increased $23.5 million, or 23.9%, primarily due to increased Charter flying.

Travel increased $5.8 million, or 5.1%, primarily due to increased flying.

Aircraft rent decreased $18.6 million, or 25.6%, primarily due to changes in 747-400 freighter aircraft leases (see Note 8 to our Financial Statements) and the acquisition of 747-400 freighter aircraft that were previously on lease to us.

Gain on disposal of aircraft in 2021 and 2020 represented net gains from the sale of certain nonessential assets (see Note 5 to our Financial Statements).

Special charge in 2020 represented a $16.5 million impairment charge related to fair value adjustments for assets held for sale, including spare engines and 737-400 passenger aircraft for training purposes.

Transaction-related expenses in 2020 primarily related to professional fees in support of the Payroll Support Program under the CARES Act (see Note 3 to our Financial Statements).

Other increased $25.4 million, or 16.1%, primarily due to an increase in professional fees, which included costs associated with negotiations and arbitration for a new JCBA (see Note 12 to our Financial Statements), as well as costs for continuing to provide a safe working environment for our employees and costs associated with the movement of spare engines.

Non-operating (Income) Expenses

The following table compares our Non-operating (Income) Expenses for the nine months ended September 30 (in thousands):

	2021	2020	Inc/(Dec)	% Change
Non-operating (Income) Expenses
Interest income	$(559)	$(929)	$(370)	(39.8)%
Interest expense	81,345	86,749	(5,404)	(6.2)%
Capitalized interest	(5,456)	(528)	4,928	NM
Loss on early extinguishment of debt	-	81	(81)	NM
Unrealized loss on financial instruments	113	73,351	(73,238)	(99.8)%
Other (income) expense, net	(41,174)	(112,081)	(70,907)	(63.3)%

Interest expense decreased $5.4 million, or 6.2%, primarily due to the scheduled repayment of debt and the repayment of our revolving credit facility during the third quarter of 2020.

Capitalized interest increased $4.9 million primarily due to pre-delivery deposits related to our January 2021 agreement to purchase four 747-8F aircraft from Boeing (see Note 2 to our Financial Statements).

Unrealized loss on financial instruments represents the change in fair value of a customer warrant liability (see Note 5 to our Financial Statements) primarily due to changes in our common stock price until the exercise of certain warrants in October 2020 and January 2021.

Other (income) expense, net decreased $70.9 million, or 63.3%, primarily due to a $43.4 million decrease in CARES Act grant income (see Note 3 to our Financial Statements) and a $28.3 million reduction in refunds of aircraft rent paid in previous years (see Note 7 to our Financial Statements).

Income taxes.  The effective income tax rates were 23.5% and 30.7% for the nine months ended September 30, 2021 and 2020, respectively.  The rate for the nine months ended September 30, 2021 differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes.  The rate for the nine months ended September 30, 2020 differed from the U.S. statutory rate primarily due to nondeductible changes in the fair value of a customer warrant liability (see Note 5 to our Financial Statements).

Segments

The following table compares the Direct Contribution for our reportable segments for the nine months ended September 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2021	2020	Inc/(Dec)	% Change
Direct Contribution
Airline Operations	$666,203	$482,995	$183,208	37.9%
Dry Leasing	31,765	30,046	1,719	5.7%
Total Direct Contribution	$697,968	$513,041	$184,927	36.0%

Unallocated expenses and (income), net	$284,218	$173,439	$110,779	63.9%

Airline Operations Segment

Airline Operations Direct Contribution increased $183.2 million, or 37.9%, primarily due to our ability to increase aircraft utilization as demand for our services increased, reflecting growth in airfreight volumes from pre-pandemic levels, as well as lower Heavy Maintenance expense.  Direct Contribution also benefited from the operation and higher utilization of 747-400 freighters reactivated throughout 2020 and a 777-200 freighter aircraft that was previously in our Dry Leasing business.  Partially offsetting these improvements were lower commercial cargo Yields, net of fuel, compared with the higher commercial cargo market Yields during the early months of the COVID-19 pandemic, higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19, increased pay rates we provided to our pilots beginning in May 2020 and higher pilot costs related to our new JCBA (see Note 12 to our Financial Statements).

Dry Leasing Segment

Dry Leasing Direct Contribution increased $1.7 million, or 5.7%, primarily due to lower interest expense related to the scheduled repayment of debt.

Unallocated expenses and (income), net

Unallocated expenses and (income), net increased $110.8 million, or 63.9%, primarily due to a $43.4 million decrease in CARES Act grant income (see Note 3 to our Financial Statements), a $28.3 million reduction in refunds of aircraft rent paid in previous years and a $15.2 million increase related to adjustments to paid time-off benefits in our new JCBA (see Note 12 to our Financial Statements).

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

The following is a reconciliation of Net Income and Diluted EPS to the corresponding non-GAAP financial measures (see Note 13 to our Financial Statements for the calculation of Diluted EPS) (in thousands, except per share data):

	For the Three Months Ended
	September 30, 2021	September 30, 2020	Percent Change

Net Income	$119,535	$74,054	61.4%
Impact from:
CARES Act grant income (a)	-	(64,211)
Customer incentive asset amortization	11,332	9,858
Adjustments to JCBA paid time-off benefits (b)	15,150	-
Special charge	-	547
Noncash expenses and income, net (c)	4,821	4,527
Unrealized loss on financial instruments	-	43,604
Other, net (d)	(204)	2,638
Income tax effect of reconciling items	(5,189)	11,731
Adjusted Net Income	$145,445	$82,748	75.8%

Weighted average diluted shares outstanding	30,547	26,619
Add: dilutive warrant	-	2,478
effect of convertible notes hedges (e)	(717)	-
Adjusted weighted average diluted shares outstanding	29,830	29,097

Adjusted Diluted EPS	$4.88	$2.84	71.8%

	For the Nine Months Ended
	September 30, 2021	September 30, 2020	Percent Change

Net Income	$316,578	$176,319	79.5%
Impact from:
CARES Act grant income (a)	(40,944)	(84,378)
Customer incentive asset amortization	33,256	28,414
Adjustments to JCBA paid time-off benefits (b)	15,150	-
Special charge	-	16,481
Noncash expenses and income, net (c)	14,239	13,372
Unrealized loss on financial instruments	113	73,351
Other, net (f)	821	2,088
Income tax effect of reconciling items	222	10,170
Adjusted Net Income	$339,435	$235,817	43.9%

Weighted average diluted shares outstanding	30,117	26,256
Add: dilutive warrant	-	826
effect of convertible notes hedges (e)	(442)	-
Adjusted weighted average diluted shares outstanding	29,675	27,082
Adjusted Diluted EPS	$11.44	$8.71	31.3%

	For the Three Months Ended
	September 30, 2021	September 30, 2020	Percent Change

Net Income	$119,535	$74,054	61.4%
Interest expense, net	24,679	28,096
Depreciation and amortization	73,468	65,595
Income tax expense	36,583	36,120
EBITDA	254,265	203,865
CARES Act grant income (a)	-	(64,211)
Customer incentive asset amortization	11,332	9,858
Adjustments to JCBA paid time-off benefits (b)	15,150	-
Special charge	-	547
Unrealized loss on financial instruments	-	43,604
Other, net (d)	(204)	2,638
Adjusted EBITDA	$280,543	$196,301	42.9%

	For the Nine Months Ended
	September 30, 2021	September 30, 2020	Percent Change

Net Income	$316,578	$176,319	79.5%
Interest expense, net	75,330	85,292
Depreciation and amortization	207,918	189,005
Income tax expense	97,367	77,962
EBITDA	697,193	528,578
CARES Act grant income (a)	(40,944)	(84,378)
Customer incentive asset amortization	33,256	28,414
Adjustments to JCBA paid time-off benefits (b)	15,150	-
Special charge	-	16,481
Unrealized loss on financial instruments	113	73,351
Other, net (f)	821	2,088
Adjusted EBITDA	$705,589	$564,534	25.0%

(a)	CARES Act grant income in 2021 and 2020 related to income associated with the Payroll Support Program (see Note 3 to our Financial Statements).
(b)	Adjustments to JCBA time-off benefits in 2021 are related to our new JCBA (see Note 12 to our Financial Statements).
(c)	Noncash expenses and income, net in 2021 and 2020 primarily related to amortization of debt discount on the convertible notes (see Note 8 to our Financial Statements).
(d)

Other, net in 2021 primarily related to gain on the sale of aircraft partially offset by leadership transition costs.  Other, net in 2020 primarily related to leadership transition costs and costs associated with our acquisition of Southern Air.

(e)

Represents the economic benefit from our convertible notes hedges in offsetting dilution from our convertible notes as we concluded in no event would economic dilution result from conversion of each of the convertible notes when our stock price is below the exercise price of the respective convertible note warrants (see Note 8 to our Financial Statements).

(f)

Other, net in 2021 primarily related to leadership transition costs and costs associated with our acquisition of Southern Air, partially offset by a gain on the sale of aircraft.  Other, net in 2020 primarily related to leadership transition costs, costs associated with the Payroll Support Program (see Note 3 to our Financial Statements) and our acquisition of Southern Air, partially offset by a $6.9 million net gain on the sale of aircraft.

Liquidity and Capital Resources

The most significant liquidity events during the first three quarters of 2021 were as follows:

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

Operating Activities. Net cash provided by operating activities was $608.9 million for the first three quarters of 2021, which primarily reflected Net Income of $316.6 million and noncash adjustments of $265.2 million for Depreciation and amortization and $96.1 million for Deferred taxes, partially offset by a $43.3 million increase in Prepaid expenses, current assets and other assets, a $19.4 million decrease in Accounts payable, accrued liabilities and other liabilities and a $15.8 million increase in Accounts receivable.  Net cash provided by operating activities was $782.7 million for the first three quarters of 2020, which primarily reflected Net Income of $176.3 million, noncash adjustments of $240.8 million for Depreciation and amortization, $75.3 million for Deferred taxes and $73.4 million for Unrealized loss on financial instruments, a $208.1 million increase in Accounts payable, accrued liabilities and other liabilities, and a $23.1 million decrease in Accounts receivable, partially offset by a $39.8 million increase in Prepaid expenses, current assets and other assets.

Investing Activities. Net cash used for investing activities was $403.1 million for the first three quarters of 2021, consisting primarily of $346.0 million of purchase deposits and payments for flight equipment and modifications and $64.1 million of payments for core capital expenditures, excluding flight equipment, partially offset by $9.5 million of proceeds from the disposal of aircraft. Purchase deposits and payments for flight equipment and modifications during the first three quarters of 2021 were primarily related to pre-delivery payments, spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2021 were funded through working capital and the financings discussed above.  Net cash used for investing activities was $101.4 million for the first three quarters of 2020, consisting primarily of $102.8 million of payments for flight equipment and modifications and $45.1 million of payments for core capital expenditures, excluding flight equipment, partially offset by $45.7 million of proceeds from the disposal of aircraft. Payments for flight equipment and modifications during the first three quarters of 2020 were primarily related to spare engines and GEnx engine performance upgrade kits.

Financing Activities. Net cash used for financing activities was $278.0 million for the first three quarters of 2021, which primarily reflected $271.1 million of payments on debt, $35.6 million in payments of maintenance reserves and $7.4 million related to treasury shares withheld for payment of taxes, partially offset by $23.9 million of proceeds from debt issuance and $13.5 million of customer maintenance reserves and deposits received. Net cash used for financing activities was $65.4 million for the first three quarters of 2020, which primarily reflected $353.8 million of payments on debt, $175.0 million of payments on our revolving credit facility and $14.4 million in payments of maintenance reserves, partially offset by $401.4 million from debt issuance and $75.0 million of proceeds from our revolving credit facility.

In response to the COVID-19 pandemic, we have significantly reduced nonessential employee travel, reduced the use of contractors, implemented a number of other cost reduction initiatives and taken actions to increase liquidity and strengthen our financial position, including participation in the Payroll Support Program and deferral of the payment of the employer portion of social security taxes as provided for under the CARES Act. We consider Cash and cash equivalents, Net cash provided by operating activities and availability under our revolving credit facility to be sufficient to meet our debt and lease obligations, and to fund committed capital expenditures for the next twelve months and core capital expenditures for the remainder of 2021. Core capital expenditures for the remainder of 2021 are expected to range from $25.0 to $35.0 million, which excludes flight equipment and capitalized interest. Committed capital expenditures for flight equipment for the remainder of 2021 are expected to be $48.2 million. These expenditures include pre-delivery payments for our January 2021 agreement to purchase four 747-8F aircraft from Boeing that are expected to be delivered from May through October 2022, and agreements to acquire spare engines).

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

We do not expect to pay any significant U.S. federal income tax for at least several years.  Our business operations are subject to income tax in several foreign jurisdictions and in many states.  We do not expect to pay any significant cash income taxes for at least several years in these foreign jurisdictions and states.  We may repatriate the unremitted earnings of our foreign subsidiaries to the extent taxes are insignificant. The U.S. and numerous other countries are currently considering tax reform, which could result in significant changes to U.S. and international tax laws.  The potential enactment of these laws could have a material impact on our business, results of operations and financial condition.  We continue to monitor developments and assess the impact to us.

Contractual Obligations and Debt Agreements

See Note 8 to our Financial Statements for a description of our new debt.  See our 2020 Annual Report on Form 10-K for a tabular disclosure of our contractual obligations as of December 31, 2020 and a description of our other debt obligations and amendments thereto.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the change to our market risk in Part I, Item 3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which is hereby incorporated by reference into this Part I, Item 3 of this Form 10-Q, there have been no other material changes to our market risk during the nine months ended September 30, 2021.  For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2020 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of September 30, 2021.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended September 30, 2021, the information required in response to this Item is set forth in Note 12 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

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

*

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) Consolidated Statements of Stockholders’ Equity as of and for the three and nine months ended September 30, 2021 and 2020 and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: November 3, 2021	/s/ John W. Dietrich
John W. Dietrich
President and Chief Executive Officer

Dated: November 3, 2021	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer