Form 10-K
period 2021-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2022-02-17
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing price of Common Stock as reported on The NASDAQ Global Select Market as of June 30, 2021 was approximately $1,479.5 million.  As of February 11, 2022, there were 29,215,702 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Many of such factors are beyond AAWW’s control and are difficult to predict.  As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements.  Such forward-looking statements speak only as of the date of this report.  AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law and expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

PART I

ITEM 1. BUSINESS

Glossary

The following represents terms and statistics specific to our business and industry. They are used by management to evaluate and measure operations, results, productivity and efficiency.

ACMI

Service offering, whereby we provide outsourced cargo and passenger aircraft operating solutions, including the provision of an aircraft, crew, maintenance and insurance, while customers assume fuel, demand and price risk.  In addition, customers are generally responsible for landing, navigation and most other operational fees and costs.

Block Hour	The time interval between when an aircraft departs the terminal until it arrives at the destination terminal.

C Check	“Heavy” airframe maintenance checks, which are more intensive in scope than Line Maintenance and are generally performed between 18 and 24 months depending on aircraft type.

Charter

Service offering, whereby we provide cargo and passenger aircraft charter services to customers.  The customer generally pays a fixed charter fee that includes fuel, insurance, landing fees, navigation fees and most other operational fees and costs.

CMI

Service offering, whereby we provide outsourced cargo and passenger aircraft operating solutions, generally including the provision of crew, Line Maintenance and insurance, but not the aircraft. Customers assume fuel, demand and price risk, and are responsible for providing the aircraft (which they may lease from us) and generally responsible for Heavy and Non-Heavy Maintenance, landing, navigation and most other operational fees and costs.

D Check	“Heavy” airframe maintenance checks, which are the most extensive in scope and are generally performed every six or eight years depending on aircraft type.

Dry Leasing

Service offering, whereby we provide cargo and passenger aircraft and engine leasing solutions for compensation that is typically based on a fixed monthly amount.  The customer operates, and is generally responsible for insuring and maintaining, the flight equipment.

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

Overview

AAWW is a holding company with a wholly owned operating subsidiary, Atlas Air, Inc. (“Atlas”).  It also has a 51% economic interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”).  In addition, AAWW is the parent company of several wholly owned subsidiaries related to our dry leasing services (collectively referred to as “Titan”).  When used in this Report, the terms “we,” “us,” “our” and the “Company” refer to AAWW and all entities in our consolidated financial statements.

We are a leading global provider of outsourced aircraft and aviation operating services.  We operate the world’s largest fleet of 747 freighters and provide customers a broad array of 747, 777, 767 and 737 aircraft for domestic, regional and international cargo and passenger operations.  We provide unique value to our customers by giving them access to highly reliable new production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale.  Our customers include express delivery providers, e-commerce retailers, the U.S. Military Air Mobility Command (“AMC”), charter brokers, freight forwarders, direct shippers, airlines, manufacturers, sports teams and fans, and private charter customers.  We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

Operations

Introduction.  During the first quarter of 2021, we changed our operating and reportable segments, reflecting changes in our business. We currently have the following two operating and reportable segments: Airline Operations and Dry Leasing.  Previously, our operating and reportable segments were ACMI, Charter and Dry Leasing.  As ACMI and Charter services have become more similar, our chief operating decision maker began assessing operating results and making resource allocation decisions for Airline Operations.  Additional information regarding our reportable segments can be found in Note 13 to our Financial Statements.

Airline Operations. The core of our business is generally providing cargo aircraft outsourcing services to customers on an ACMI, CMI and Charter basis.  Most arrangements provide us with guaranteed minimum revenues at predetermined rates, levels of operation and defined periods of time. ACMI, CMI and long-term Charter contracts generally provide a predictable annual revenue and cost base by minimizing the risk of fluctuations such as price, fuel and demand risk in the air cargo business.  ACMI and CMI flying is typically based on guaranteed minimum Block Hours operated for a customer, while long-term Charter flying is for specific flight rotations between locations based on a guaranteed number of weekly or monthly flights.  During 2021 and 2020, we expanded our long-term Charter programs, which include indexed fuel price adjustments to mitigate our exposure to fuel price volatility. Our revenues and most of our costs under our contracts are denominated in U.S. dollars, minimizing currency risks associated with international business.

All of our contracts provide that the aircraft remain under our exclusive operating control, possession and direction at all times.  These contracts further provide that the routes to be operated may be subject to prior and periodic approvals of the U.S. or foreign governments. The original length of ACMI and CMI contracts generally ranges from two to seven years.  The original length of long-term Charter program contracts generally ranges from one to three years.  We also provide certain of these services on a short-term basis.  In addition, Atlas provides limited airport-to-airport cargo Charter services to select markets, including several cities in Asia and South America, and occasionally earns revenue on subcontracted Charter flights.

Dry Leasing. Our Dry Leasing business provides aircraft and engines to customers, including some CMI customers, for compensation that is typically based on a fixed monthly amount.  This business is operated by Titan, which is principally a cargo aircraft dry lessor, but also owns and manages aviation assets such as engines and related equipment.  In addition, Titan also markets its expertise in passenger-to-freighter conversions and other aviation-related technical services.  Our Dry Leasing portfolio diversifies our business mix and enhances our predictable, long-term revenue and earnings streams.

Other Revenue.  Other revenue includes administrative and management support services and flight simulator training.

We believe that the scale, scope and quality of our outsourced services are unparalleled in our industry.  The relative operating cost efficiency of our current 747-8F, 747-400F and 777-200LRF aircraft, including their superior fuel efficiency, range, capacity and loading capabilities, creates a compelling value proposition for our customers and positions us well in the markets we operate.  Our fleet of 767-300 and 737-800 freighter aircraft are well suited for regional and domestic operations.

We are focused on the further enhancement of all our services and we have the flexibility to expand our fleet in response to market conditions.  In December 2021, we signed an agreement with The Boeing Company (“Boeing”) for the purchase of four new 777-200LRF aircraft.  The first of the four new 777-200LRFs is expected to be delivered in November 2022, with the other three expected to be delivered throughout 2023.  In January 2021, we signed an agreement with Boeing for the purchase of four new 747-8F aircraft.  The aircraft are expected to be delivered from May 2022 through October 2022.  We believe that our current fleet represents one of the most efficient, reliable freighter fleets in the market.  Our primary placement for our aircraft continues to be long-term contracts with high-credit-quality customers.

COVID-19 Pandemic

In December 2019, COVID-19 was first reported in China and has since spread throughout the world.  In March 2020, it was determined to be a global pandemic by the World Health Organization.  The U.S. Department of Homeland Security stated that transportation is an essential critical infrastructure sector, which includes all aviation workers.  We play an important role in facilitating the movement of essential goods around the world during this challenging time, including the delivery of vaccines and other pharmaceuticals, medical equipment, personal protective equipment (“PPE”), education supplies, food and other daily necessities.  Since this public health crisis began, airfreight volumes have increased from pre-pandemic levels driven by the ongoing reduction of available cargo capacity provided by passenger airlines in the market and the continued disruption of global supply chains due to the COVID-19 pandemic. Due to this strong demand in 2020, we reactivated four 747-400BCF aircraft that had been temporarily parked and began Charter operations using a 777-200 freighter aircraft that was previously in our Dry Leasing business.  During 2021 and 2020, we entered into numerous ACMI and long-term Charter agreements and extensions with customers seeking to secure committed cargo capacity.  These long-term contracts provide us with guaranteed revenue and include indexed fuel price adjustments to mitigate our exposure to fuel price volatility.

Safety is our top priority.  We are closely monitoring the evolving COVID-19 pandemic and have taken numerous precautions to ensure the safety of our operations around the world, and to mitigate the impact of any pandemic disruptions, we have:

•	made COVID-19 vaccinations and test kits available to employees and their families;
•	provided paid time-off for employees to get COVID-19 vaccinations;
•	implemented frequent deep cleaning of all aircraft and facilities;
•	provided safety kits for each crewmember and all aircraft;
•	continuously adjusted routes to limit exposure to regions significantly impacted by the COVID-19 pandemic;
•	implemented significant workforce testing, social distancing and protection measures at all of our facilities;
•	arranged for employees who can work remotely to do so and developed plans for a partial return to the workplace based on local conditions; and
•	reduced nonessential employee travel.

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

Dry Leasing Joint Venture

Titan Aircraft Investments Ltd (“TAI”), is a long-term joint venture we entered into with investment funds managed by Bain Capital Credit, LP (collectively “Bain Capital”) to develop a diversified freighter aircraft Dry Leasing portfolio that aims to capitalize on demand for cargo aircraft, underpinned by robust e-commerce and express market growth.  Under the joint venture, Bain Capital and Titan have committed to provide $360.0 million and $40.0 million of equity capital, respectively, which may be supplemented with additional commitments over time, to acquire aircraft over the next several years with an anticipated portfolio value of approximately $1.0 billion.

Titan provides management services to the joint venture, including aircraft acquisitions, lease-management, passenger-to-freighter aircraft conversion oversight, technical expertise and disposal of aircraft.  Titan’s expertise includes a wide range of freighters, as well as passenger aircraft that could be converted to freighters.

In 2021, TAI increased its $300.0 million warehouse financing facility to $450.0 million and retained a separate $200.0 million bridge financing facility entered into in 2020. The warehouse facility provides debt capital to finance the acquisition of freighter aircraft for Dry Lease and the bridge facility provides debt capital to finance passenger-to-freighter aircraft conversions.

DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”) holds a 49% equity interest and a 25% voting interest in Polar (see Note 4 to our Financial Statements).  AAWW owns the remaining 51% equity interest and 75% voting interest.  Under a 20-year blocked space agreement that expires in 2028 (the “BSA”), Polar provides air cargo capacity to DHL. Atlas and Polar also have a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate with the opportunity for performance premiums that escalate annually.  Under the flight services agreement, Atlas provides Polar with crew, maintenance and insurance for the aircraft.  Under separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates.  Collectively, these agreements are referred to in this Report as the “DHL Agreements”. The DHL Agreements provide us with a minimum guaranteed annual revenue stream from aircraft that have been placed in service with Polar for DHL and other customers’ freight over the life of the agreements.  DHL provides financial support and also assumes the risks and rewards of the operations of Polar.

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

The following table summarizes the aircraft types and services provided to Polar and DHL as of December 31, 2021:

Aircraft	Service	Total
747-8F	ACMI	6
747-400F	ACMI	2
777-200LRF	CMI	6
777-200LRF	CMI and Dry Leasing	2
777-200LRF	Dry Leasing	2
767-300	CMI and Dry Leasing	2
767-300	CMI	2
Total		22

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

The following table summarizes the freighter aircraft types and services provided to Amazon as of December 31, 2021:

Aircraft	Service	Total
767-300	CMI and Dry Leasing	17
767-300	Dry Leasing	2
737-800	CMI	8
Total		27

Sales and Marketing

We have regional sales offices in various locations around the world that cover the Americas, Asia Pacific, Europe, Africa and Middle East regions.  These offices market our ACMI, CMI, Charter and Dry Leasing services to express delivery providers, e-commerce retailers, the U.S. military, charter brokers, freight forwarders, direct shippers, airlines, manufacturers, sports teams and fans, and private charter customers.

Fuel

Historically, aircraft fuel is one of the most significant expenses for us.  During 2021, 2020 and 2019, fuel costs represented 24.9%, 16.2%, and 15.1%, respectively, of our total operating expenses.  Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues, supply and demand, which we can neither control nor accurately predict.

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

Human Capital

Our People

Our business depends on our team of highly qualified flight and ground employees.  As of December 31, 2021, we had 4,056 employees, 2,337 of whom were pilots.  We maintain a comprehensive training program for our pilots in compliance with U.S. Federal Aviation Administration (“FAA”) requirements, in which each pilot regularly attends recurrent training programs. In addition to the training programs provided to pilots, we also maintain comprehensive training programs for other safety-sensitive positions.

Pilots of Atlas and flight dispatchers of Atlas and Polar, are represented by the International Brotherhood of Teamsters (the “IBT”).  These employees represented approximately 59.0% of our workforce as of December 31, 2021.

We have achieved a new five-year collective bargaining agreement (“CBA”) with our pilots (“JCBA”). This long-term CBA was reached through a binding arbitration process, with the arbitrator’s decision being issued on September 10, 2021.  The new pay rates became effective as of September 1, 2021, and we’re working closely together with the union’s new leadership on the implementation of other provisions of the agreement. Under this industry competitive agreement, all of our pilots will receive significantly higher pay, quality of life improvements and enhanced benefits. There are a few remaining open items from the arbitration decision that the parties are working together to resolve.  See Note 14 to our Financial Statements for further discussion of our labor matters.

We have a five-year CBA with our Atlas and Polar dispatchers, which was extended in April 2017 for an additional four years, making the CBA amendable in November 2021.  On September 15, 2021, the IBT, representing the flight dispatchers of Atlas and Polar, provided the Company with the requisite notice of its intent to commence negotiations for a new CBA pursuant to Section 6 of the Railway Labor Act.  The Company and the IBT commenced bargaining with good faith discussions and are making progress towards an amended CBA.

Diversity, Equity and Inclusion (“DEI”)

As an organization that carries the world, we care for the world we carry.  Atlas seeks to foster a culture of inclusive diversity that is fundamental to attracting, retaining and developing the talent we need to fuel ongoing success.  We value the individual differences represented by members of our workforce, and seek to ensure that our decision-making and strategic direction is informed by their unique perspectives.  Underlying our DEI philosophy are five pillars of focus that serve as guiding principles for our DEI commitments: employee empowerment, learning and development, external advocacy, communication, and accountability and achievement.  Our Employee and Executive Councils lead these important efforts.

Our board of directors endorse the concept of board and committee refreshment, which has resulted in the election of several new board members and the rotation of the chairman of the board and the chairs of our three standing committees over the last two years.  In 2021, we added two new gender-diverse board members.  With these additions, our board is 60% diverse (40% gender diverse and 30% ethnically diverse).  We believe that diversity with respect to gender, ethnicity, background, professional experiences and perspectives is an important element in the board selection process.

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

Safety is our top priority.  Our employees are essential workers who we rely on to deliver PPE and other essential resources related to the COVID-19 pandemic.  To ensure the highest level of safety for our employees, we established a Coronavirus Task Force (“CTF”) responsible for policies and procedures related to COVID-19.  Through the CTF, we are closely monitoring the COVID-19 pandemic and taking numerous precautions to ensure the safety of our operations around the world, including:

•	making COVID-19 vaccinations and test kits available to employees and their families;
•	providing paid time-off for employees to get COVID-19 vaccinations;
•	continuously adjusting routes to limit exposure to regions significantly impacted by the COVID-19 pandemic; and
•	implementing a flexible working environment.

We have designated our employees as either on-site critical, fully remote or hybrid (a mix of on-site and remote).  By reducing the number of employees who are working on site, we have maximized the safety of the work environment for those employees whose work must be done within the Atlas environment.  We will continue to leverage a flexible working environment and all of our physical facilities, as necessary, including key locations in New York, Kentucky and Florida.  In addition to capturing operational efficiencies, hybrid and remote work allows us to create even more inclusive ways of working, and enables us to attract a broader and more diverse employee population.  At the same time, our physical work locations reinforce our Company culture and remain a fundamental ingredient to networking, development, brainstorming and team-building.

Aircraft Maintenance

Primary maintenance activities include scheduled and unscheduled work on airframes and engines.  Scheduled maintenance activities encompass those activities specified in our maintenance program approved by the FAA.  The costs necessary to adhere to these maintenance programs may increase over time, based on the age of the equipment or due to FAA airworthiness directives (“ADs”).

Under the ADs issued pursuant to the FAA’s Aging Aircraft Program, we are subject to extensive aircraft examinations and may be required to undertake structural modifications to our fleet from time to time to address any problems of corrosion and structural fatigue.  The FAA regularly issues inspection and maintenance requirements for aircraft depending on type, and ADs requiring certain additional aircraft modifications.  We believe all aircraft in our fleet are in compliance with all existing ADs.  It is possible, however, that additional ADs applicable to the types of aircraft or engines included in our fleet could be issued in the future and that the cost of complying with such ADs could be substantial.

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

Governmental Regulation

General. Atlas and Polar (collectively, the “Airlines”) are subject to regulation by the U.S. Department of Transportation (the “DOT”) and the FAA, among other U.S. and foreign government agencies.  The DOT primarily regulates economic issues affecting air service, such as certification, fitness and citizenship, competitive practices, insurance and consumer protection.  The DOT has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority or seek criminal sanctions.  The Airlines hold DOT-issued certificates of public convenience and necessity plus exemption authority to engage in scheduled air transportation of property and mail in domestic, as well as enumerated international markets, and charter air transportation of property and mail on a worldwide basis.  Atlas additionally holds worldwide passenger charter authority.

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

In addition, the Airlines are required to hold valid FAA-issued air carrier certificates and FAA-approved operations specifications authorizing operation in specific regions with specified equipment under specific conditions and are subject to extensive FAA regulation and oversight.  The FAA is the U.S. government agency primarily responsible for regulation of flight operations and, in particular, matters affecting air safety, such as airworthiness requirements for aircraft, operating procedures, mandatory equipment and the licensing of pilots, mechanics and dispatchers.  The FAA monitors compliance with maintenance, flight operations and safety regulations and performs frequent spot inspections of aircraft, employees and records.  For example, the deployment by wireless communications service providers of certain 5G C-band service at or near airports may cause interference with radio altimeters and certain related aircraft avionics.  In response, the FAA could impose flight restrictions until the agency believes any safety concerns are addressed.

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

Brexit. Following parliamentary elections in December 2019, the United Kingdom (“U.K.”) left the EU on January 31, 2020 with a transition period that ended in December 2020.   In December 2018, the U.S. and U.K. governments reached agreement on the terms of an open skies agreement governing U.S. and U.K. airlines in anticipation of the U.K. leaving the EU.  This new agreement was signed on November 17, 2020 and became effective on January 1, 2021.  It allows new “7th Freedom” rights for all-cargo services and may result in new opportunities for us.  Specifically, U.S. all-cargo flights will be able to operate between the U.K. and certain other countries without ultimately connecting to the U.S.

Airport Access. The ability of the Airlines to operate suitable schedules is dependent on their ability to gain access to airports of their choice at commercially desirable times and on acceptable terms.  In some cases, access is constrained by the need for the assignment of takeoff and landing “slots” or comparable operational rights. Like other air carriers, the Airlines are subject to such constraints at slot-restricted airports in cities such as Chicago and a variety of foreign locations (e.g., Amsterdam, Incheon, Hong Kong, Shanghai and Tokyo).  The availability of slots is not assured and the inability of the Airlines or their ACMI and CMI carrier customers to obtain additional slots could inhibit efforts to provide expanded services in certain international markets. The reduction in global air traffic resulting from the COVID-19 pandemic has alleviated near-term access concerns at most congested airports. Airport access issues may increase as passenger aviation recovers from the impact of the COVID-19 pandemic. In addition, nighttime flight restrictions have been imposed or proposed by Hong Kong and various airports in Europe, Canada and the U.S.  These could have an adverse operational or economic impact.

Access to the New York airspace had presented an additional challenge in recent years even prior to the COVID-19 pandemic.  Because of congestion in the New York area, especially at John F. Kennedy International Airport (“JFK”), the FAA imposes hourly limits on JFK operations of those carriers offering scheduled services and potentially could place limits on Charter flights once traffic levels reach their pre-pandemic levels.

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

Security. The U.S. Transportation Security Administration (“TSA”) and international regulatory bodies extensively regulate aviation security through rules, regulations and security directives that are designed to prevent unauthorized access to passenger and freighter aircraft and the introduction of prohibited items including firearms and explosives onto an aircraft.  Atlas and Polar currently operate pursuant to a TSA-approved risk-based security program that, we believe, adequately maintains the security of all aircraft in the fleet.  We utilize the TSA, the intelligence community and the private sector as resources for our aggressive global threat-based risk-management program.  There can be no assurance, however, that we will remain in compliance with existing or any additional security requirements imposed by TSA or by U.S. Congress without incurring substantial costs, which may have a material adverse effect on our operations.  To mitigate any such increase, we are working closely with the Department of Homeland Security and other government agencies to ensure that a risk-based management approach is utilized to target specific “at-risk” cargo.  Additionally, foreign governments and regulatory bodies (such as the European Commission) impose their own aviation security requirements and have increasingly tightened such requirements.  This may have an adverse impact on our operations, especially to the extent these requirements may necessitate redundant or costly measures or be in conflict with TSA requirements.  We have successfully implemented all European Commission security programs allowing us unimpeded access to European markets. In July 2021, we increased security should the domestic threat environment change, and we have commenced screening all export cargo from the U. S. ensuring TSA regulatory compliance.

Environmental. We are subject to various international, federal, state and local laws relating to the protection of the environment and health and safety matters, including the discharge of pollution, the disposal of materials and chemical wastes, the cleanup of contamination and the regulation of aircraft noise, which are administered by numerous state, local, federal and foreign agencies.  For instance, the DOT and the FAA have authority under the Aviation Safety and Noise Abatement Act of 1979 and under the Airport Noise and Capacity Act of 1990 to monitor and regulate aircraft engine noise.  We subscribe to the International Civil Aviation Organization (“ICAO”) Balanced Approach for addressing aircraft noise, which was codified in 2001 and updated as recently as 2018. We believe that all aircraft in our fleet materially comply with current DOT, FAA and international noise standards.

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

For instance, in October 2013, the ICAO reached a nonbinding agreement to address climate change by developing global market-based measures to assist in achieving carbon-neutral growth.  In October 2016, ICAO approved and subsequently amended a resolution to adopt a global market-based measure known as the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is designed to offset any annual increases in total carbon emissions from international civil aviation above a baseline level determined by 2019 emissions.  Although various details regarding the implementation of CORSIA still need to be finalized and have been impacted by the COVID-19 pandemic, a pilot phase began in 2021 and will run through 2023.  Starting in 2019, the Airlines have voluntarily begun tracking and reporting emissions in accordance with the CORSIA methodology in 2020, even though it is not yet mandatory in ICAO member countries. As a result, starting in 2024, the Airlines may need to purchase allowances to offset their share of emissions overages based on the reporting for the 2021 to 2023 compliance period.  For subsequent compliance periods, a similar procedure will apply.

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

Civil Reserve Air Fleet. As part of our Charter business, Atlas and Polar both participate in the U.S. Civil Reserve Air Fleet (“CRAF”) Program, which permits the U.S. Department of Defense to utilize participants’ aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft.  Participation in the CRAF Program could adversely restrict our commercial business in times of national emergency. In August 2021, the U.S. Department of Defense activated the CRAF for the first time since 2002 to augment support to the U.S. Department of State in the evacuation of U.S. citizens and personnel, special immigrant visa applicants, and other at-risk individuals from Afghanistan.  We provided three 747-400 passenger aircraft to support the CRAF activation, which ended in mid-September, and also provided additional 767 passenger aircraft in support of these evacuations for the AMC.

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

Competition

The market for ACMI and Charter services, including long-term charter programs, is competitive.  We believe that the most important basis for competition in this market is access to capacity, the efficiency and cost-effectiveness of the aircraft assets and the scale, scope and quality of the outsourced operating services provided.  Atlas is the market-leading provider of ACMI and Charter services utilizing the superior long-haul aircraft in the 747-8, 747-400 and 777 freighters.  We will continue to develop new opportunities, including long-term charter programs, for aircraft not otherwise deployed in our ACMI business.  Our primary competitors providing ACMI and Charter services for 777, 747, 767 and 737 freighter aircraft include the following: 21Air, LLC; Air Atlanta Icelandic; AirBridge Cargo Airlines; Air Transport Services Group, Inc.; Cargolux; Kalitta Air; National Air Cargo; Western Global Airlines; and other freighter operators. Since the beginning of the COVID-19 pandemic, there has been increased Charter competition from passenger airlines using passenger aircraft for international freight-only operations.

Similar to the ACMI and Charter markets, the CMI market is also competitive. The most important basis for competition in this market is access to pilots, the efficiency and cost-effectiveness of the CMI solution and the scale, scope and quality of the outsourced operating services provided.  We believe that we are the leading provider of such services to the market.  Our primary competitors are operators that include Aerologic, Air Transport Services Group, Inc., Cargolux, Kalitta Air, Mesa Airlines, National Air Cargo, Sun Country Airlines and other airlines providing similar services.

The Dry Leasing business is also competitive with a large number of companies offering operating lease solutions globally.  We believe that we have a competitive advantage as a leading lessor of freighter aircraft based on our extensive customer relationships in the airfreight market, our insights and expertise in aircraft types we operate, as well as access to capital, through our joint venture with Bain Capital, for funding the acquisition of incremental aircraft for conversion and leasing. Our primary competitors in the aircraft leasing market include AerCap Holdings N.V., Aero Capital Solutions, Altavair Air Finance, Air Transport Services Group, Inc., Avia AM, BBAM Aircraft and Leasing Management and Dubai Aerospace.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Business Generally

Deterioration or disruption in the airfreight market, global economic conditions, financial markets or global supply chains, including the impact of geopolitical events, severe weather, natural disasters or health epidemics, could adversely affect our business, results of operations, financial condition, liquidity and ability to access capital markets.

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

We also could be negatively impacted by disruptions caused by geopolitical events, severe weather, natural disasters or health epidemics.  In December 2019, COVID-19 was first reported in China and has since spread throughout the world.  In March 2020, it was determined to be a global pandemic by the World Health Organization. The subsequent emergence of several variants of COVID-19 has compounded these disruptions.  The ongoing public health crisis has disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in flight cancellations of certain cargo and passenger flights.  We have incurred and expect to incur significant additional costs, including premium pay for employees operating in certain areas significantly impacted by COVID-19, and other operational costs, including costs for continuing to provide a safe working environment for our employees. The availability of hotels and restaurants, evolving COVID-19-related travel restrictions and health screenings; and reductions in passenger flights by other airlines globally could further impact our ability to position employees to operate our aircraft. In addition, COVID-19-related airport closures, employees who are unable to work, vaccine mandates or disruption of operations by our third-party service providers could impact our contractual service requirements for customers resulting in financial penalties.  Although we have implemented various initiatives to mitigate disruptions, given the dynamic nature of these circumstances, the duration of business disruption and the extent of customer cancellations, the related financial impact cannot be reasonably estimated at this time.  If we are unable to implement existing or additional initiatives to mitigate disruptions, it could materially affect our business, results of operations and financial condition.

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

Our operating revenues depend on our ability to effectively deploy the aircraft in our fleet and maintain high utilization of our aircraft at favorable rates.  We typically enter into long-term ACMI and Charter contracts with our customers for our aircraft.  The terms of our existing contracts are generally scheduled to expire on a staggered basis.  There is a risk that any of our ACMI or Charter customers may not renew their contracts with us on favorable terms or at all, perhaps due to reasons beyond our control.  Also, certain customers have the opportunity to terminate their long-term agreements in advance of the expiration date, following notice to allow for remarketing of the aircraft.  Entering into ACMI and Charter contracts with new customers sometimes requires a long sales cycle, and as a result, if our contracts are not renewed, and there is a resulting delay in entering into new contracts, it could have a material adverse effect on our business, results of operations and financial condition.

If we have unutilized aircraft, we may seek to redeploy those aircraft in our Dry Leasing business or sell them.  If we are unable to successfully redeploy our existing aircraft at favorable rates or sell them on favorable terms, it could have a material adverse effect on our business, results of operations and financial condition.  In addition, if one or more of our aircraft is out of service for an extended period of time, our operating revenues would decrease, and we may have difficulty fulfilling our obligations under one or more of our existing contracts.  The loss of revenue resulting from any such business interruption, and the cost and potentially long lead time and difficulties in sourcing a replacement aircraft, could have a material adverse effect on our business, results of operations and financial condition.

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

Global trade flows are typically seasonal, and our business, including our customers’ business, experiences seasonal variations.

Global trade flows are typically seasonal in nature, with peak activity occurring during the retail holiday season, which generally begins in September/October and lasts through most of December.  Our ACMI, CMI and long-term Charter contracts generally have contractual utilization minimums that typically allow our customers to cancel an agreed-upon percentage of the guaranteed hours of aircraft utilization or a certain number of flight rotations over the course of a year.  Our customers have historically exercised those allowable cancellation options early in the first quarter of the year, when the demand for air cargo capacity is historically low following the seasonal holiday peak in the fourth quarter of the previous year.  While our revenues typically fluctuate seasonally as described above, a significant proportion of the costs associated with our business, such as debt service, aircraft rent, depreciation and facilities costs, are fixed and cannot easily be reduced to match the seasonal drop in demand.  In addition, we typically incur a higher proportion of Heavy Maintenance during the first half of the year.  As a result, our net operating results are typically lower in the first quarter and increase as the year progresses.

If we are unable to attract and retain qualified personnel, including pilots, it could have an adverse effect on our ability to maintain or expand our business operations.

The FAA requires that all airline pilots, including new hires, must have a minimum of 1,500 hours of operational experience.  This requirement and other factors, including retirements and reductions in the number of military pilots being trained by the U.S. armed forces, have led to increased demand for pilots.

In addition, competition for all qualified personnel is increasingly intense and there can be no assurance that we will be successful in hiring, training, and retaining such personnel in the future.  The extent and duration of the impact of labor market challenges are subject to numerous factors, including the continuing impact of the COVID-19 pandemic, availability of qualified personnel and competition from other service providers within the markets we serve.

If we are unable to hire, train and retain qualified pilots and other personnel, it could have an adverse effect on our ability to maintain or expand our business operations or result in increased costs, which could have a material adverse effect on our business, results of operations and financial condition.

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

We have taken numerous steps to implement business resiliency and cybersecurity and have obtained cyber business interruption insurance to help reduce the risk and impact of some of the potential disruptions discussed above.   There can be no assurance, however, that the measures we have taken are adequate to prevent or remedy disruptions or failures of our systems.

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

Aviation and other insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general, and the insured carrier in particular.  Adverse events involving aircraft could result in increased insurance costs and could affect the price and availability of such coverage.

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

Lessees are required under our Dry Leases to indemnify us for, and insure against, liabilities arising out of the use and operation of the aircraft, including third-party claims for death or injury to persons and damage to property for which we may be deemed liable.  Lessees are also required to maintain public liability, property damage and all-

risk hull and war-risk hull insurance on the aircraft at agreed-upon levels.  If our lessees’ insurance is not sufficient to cover all types of claims that may be asserted against us or if our lessees fail to fulfill their indemnification obligations, we would be required to pay any amounts in excess of our insurance coverage, which could have a material adverse effect on our business, results of operations and financial condition.

We are party to a collective bargaining agreement covering our pilots and a collective bargaining agreement covering our Atlas and Polar flight dispatchers, which could result in higher labor costs than those faced by some of our non-unionized competitors.  This could also result in a work interruption or stoppage.

Pilots of Atlas (who operate Atlas and Polar flights) and flight dispatchers of Atlas and Polar are represented by the IBT.  We had a five-year CBA with our Atlas pilots, which became amendable in September 2016 and a four-year CBA with our Southern Air, Inc. pilots, which became amendable in November 2016.

We have achieved a new five-year CBA with our pilots.  This long-term CBA was reached through a binding arbitration process, with the arbitrator’s decision being issued on September 10, 2021.  The new pay rates became effective as of September 1, 2021, and we’re working closely together with the union’s new leadership on the implementation of other provisions of the agreement.  Under this industry competitive agreement, all of our pilots will receive significantly higher pay, quality of life improvements and enhanced benefits.  There are a few remaining open items from the arbitration decision that the parties are working together to resolve.  See Note 14 to our Financial Statements for further discussion of our labor matters.

We have a five-year CBA with our Atlas and Polar dispatchers, which was extended in April 2017 for an additional four years, making the CBA amendable in November 2021.  On September 15, 2021, the IBT, representing the flight dispatchers of Atlas and Polar, provided the Company with the requisite notice of its intent to commence negotiations for a new CBA pursuant to Section 6 of the Railway Labor Act.  The Company and the IBT commenced bargaining with good faith discussions and are making progress towards an amended CBA.

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

The price of aircraft fuel is unpredictable and can be volatile.  Our exposure to fluctuations in fuel price is limited to the shorter-term commercial portion of our Charter services only, as fuel risk is largely mitigated by price adjustments, including those based on indexed fuel prices for longer-term commercial charter contracts.  We do not incur fuel expense in providing ACMI and CMI services or in our Dry Leasing business as the cost of fuel is borne by customers.  Similarly, we generally have no fuel price risk for AMC charters because the price is set under our contract with the AMC, and we receive or make payments to adjust for fuel price increases and decreases from the contractual rate.  Regardless, if fuel costs increase significantly, our customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers.  Such actions by customers or fuel price volatility for our short-term charters could have a material adverse effect on our business, results of operations and financial condition.

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

We have contractual obligations, including progress payments, associated with our aircraft orders.  If we are unable to make the remaining required payments or obtain financing for these aircraft, it could have a material adverse effect on our business, results of operations and financial condition.

In January and December 2021, we placed orders with Boeing for four new 747-8F aircraft and four new 777-200LRF aircraft, respectively.  We have paid the required pre-delivery payments for the 747-8F aircraft and are required to pay pre-delivery deposits to Boeing for the 777-200LRF aircraft in 2022. We expect to finance the 747-8F and 777-200LRF aircraft delivery payments through secured debt financing.  If we are unable to make the remaining required progress payments to Boeing or secure financing on acceptable terms, we may incur financing costs that are substantially higher than what we currently anticipate, which could have a material adverse effect on our business, results of operations and financial condition.

Our agreements with the U.S. Treasury under a payroll support program contain certain requirements and restrictions.  If we are unable to comply with these requirements and restrictions, it could have a material adverse effect on our business, results of operations and financial condition.

In connection with agreements entered into with the U.S. Treasury (the “PSP Agreement”), with respect to payroll support funding (the “Payroll Support Program”) available to cargo air carriers under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we are required to comply with the relevant requirements of the CARES Act.  These requirements include that funds provided pursuant to the PSP Agreement were to be used exclusively for the payment of certain employee wages, salaries and benefits of Atlas (the “PSP Recipients”).  The Payroll Support Program subjects the PSP Recipients and certain of their affiliates to a number of restrictions, including certain limitations on executive compensation through March 24, 2022 and prohibitions of repurchasing shares in the open market of, or making dividend payments with respect to, our common stock that expired on September 30, 2021.  Under the PSP Agreement, we must also maintain certain internal controls and records relating to the payroll support funding and we are subject to additional reporting obligations.  If we do not comply with the requirements and restrictions within the Payroll Support Program, the U.S. Treasury could require repayment of amounts previously provided to us, among other actions, which could have a material adverse effect on our business, results of operations and financial condition.

Our ability to utilize net operating loss carryforwards for U.S. income tax purposes may be limited. In addition, we operate in multiple jurisdictions and may become subject to a wide range of income and other taxes.

As of December 31, 2021, we had $1.6 billion of federal net operating loss carryforwards (“NOLs”) for U.S. income tax purposes, net of unrecognized tax benefits and valuation allowance, most of which will expire through 2037, if not utilized.  Section 382 of the Internal Revenue Code (“Section 382”) imposes an annual limitation on the amount of a corporation’s U.S. federal taxable income that can be offset by NOLs if it experiences an “ownership change,” as defined by Section 382.  We experienced ownership changes as defined by Section 382 and, accordingly, the use of our NOLs generated prior to these ownership changes is subject to an annual limitation.  If certain changes in our ownership occur prospectively, there could be additional annual limitations on the amount of utilizable NOLs, which could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Our Airline Operations Business

Our agreements with several customers require us to meet certain performance targets, including certain departure/arrival reliability standards.  Failure to meet these performance targets could adversely affect our business and financial results.

Our ability to derive the expected economic benefits from our transactions with certain customers depends substantially on our ability to successfully meet strict performance standards and deadlines for aircraft and ground operations.  If we do not meet these requirements, we may not be able to achieve the projected revenues and profitability from these contracts, and we could be exposed to certain remedies, including termination of the agreements with Amazon and the BSA with DHL in the most extreme of circumstances, as described below.

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

Our future earnings per share could be adversely impacted by the warrants granted to Amazon and, if Amazon exercises its right to acquire additional shares of common stock pursuant to the warrants, it will dilute the ownership interests and could adversely affect the market price of our common stock.

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

As a percentage of our total operating revenue, revenue derived from the AMC was approximately 10.5% in 2021, 15.9% in 2020 and 24.6% in 2019.  Historically, the revenues derived from expansion (or ad-hoc) flights for the AMC significantly exceeded the value of the fixed flight component of our AMC contract.

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

To address climate change, governments have implemented and continue to pursue various means to reduce aviation-related greenhouse gas emissions.  Compliance with these or other measures that are ultimately adopted could result in substantial costs for us.  For instance, in October 2013, the ICAO reached a nonbinding agreement to develop global market-based measures to assist in achieving carbon-neutral growth.  In October 2016, the ICAO approved and subsequently amended the CORSIA, which is designed to offset any annual increases in total carbon emissions from international civil aviation above a baseline level determined by 2019 and 2020 emissions.  Although various details regarding the implementation of CORSIA still need to be finalized and have been impacted by the COVID-19 pandemic, a pilot phase began in 2021 and will run through 2023.  Starting in 2019, the Airlines have voluntarily begun tracking and reporting emissions in accordance with the CORSIA methodology, even though it is not yet mandatory in ICAO member countries.  As a result, starting in 2024, the Airlines may need to purchase allowances to offset their share of emissions overages based on the reporting for the 2021 to 2023 compliance period.  For subsequent compliance periods, a similar procedure will apply. There is uncertainty with respect to the future supply, demand and price of sustainable or lower carbon aircraft fuel, carbon offset credits and technologies that could allow us to reduce our emissions of carbon dioxide.

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

In the U.S., various constituencies have continued to advocate for controls on greenhouse gas emissions.  On August 15, 2016, the EPA issued a final rule finding that greenhouse gas emissions from aircraft cause or contribute to air pollution that may reasonably be anticipated to endanger public health and welfare.  It is possible that these or other developments could lead to the future regulation of greenhouse gas emissions from aircraft in the U.S. Certain airports have also adopted, and others could in the future adopt, greenhouse gas emission or climate-related goals and requirements that could impact our operations or require us to make changes or investments in our infrastructure.

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

As of December 31, 2021, we had total debt obligations of approximately $2.4 billion and total aircraft operating leases and other lease obligations of $0.2 billion.  We cannot provide assurance that we will be able to obtain future financing arrangements or on terms attractive to us.  Our outstanding financial obligations could have negative consequences, including:

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

We issued convertible senior notes (the “Convertible Notes”) in June 2015 and May 2017, which contain conditional conversion features that allow the holders of the Convertible Notes the option to convert if certain trading conditions are met or upon the occurrence of specified corporate events.  In the event a conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option.  All conversions of the Convertible Notes issued in 2015 are required to be settled in cash for the principal amount.  If one or more holders elect to convert their Convertible Notes issued in 2017, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

In addition, if a make-whole fundamental change (as defined in the applicable indenture), including specified corporate transactions, occurs prior to the maturity date, under certain circumstances, it would increase the conversion rate.  The increase in the conversion rate would be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction, but in no event would increase to greater than 16.3713 shares of our common stock for our convertible notes issued in 2017 and 13.5036 shares of common stock for our convertible notes issued in 2015 per $1,000 of principal, subject to adjustment in the same manner as the conversion rates.  The increase in the conversion rate for Convertible Notes converted in connection with a make-whole fundamental change may result in us having to pay out additional cash in respect of the Convertible Notes upon conversion, or result in additional dilution to our shareholders if the conversion is settled partially in shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Aircraft

The following tables provide information about AAWW’s aircraft and customer-provided aircraft:

AAWW Aircraft

The following table summarizes AAWW’s aircraft as of December 31, 2021:

Segment and Aircraft Type	Configuration	Owned*	Leased**	Total	Average Age Years
Airline Operations Segment
747-8F	Freighter	10	-	10	9.1
747-400	Freighter	14	12	26	21.6
747-400BCF	Converted Freighter	3	1	4	28.4
747-400	Passenger	5	-	5	21.7
767-300ER	Passenger	5	-	5	28.5
767-300ER	Converted Freighter	3	-	3	28.7
777-200LRF	Freighter	-	1	1	12.8
Total		40	14	54	20.7
Dry Leasing Segment
777-200LRF	Freighter	7	-	7	10.3
767-300ER	Converted Freighter	21	-	21	25.9
737-300	Freighter	1	-	1	29.1
Total		29	-	29	22.2
Total Fleet		69	14	83	21.2

*	See Note 9 to our Financial Statements for a description of our financing facilities.
**	See Note 10 to our Financial Statements for a description of our lease obligations.

Lease expirations for our leased aircraft included in the above tables range from March 2022 to June 2032.

Customer-provided Aircraft for CMI Service

The following table summarizes customer-provided aircraft as of December 31, 2021:

Aircraft Type	Configuration	Provided by	Total
777-200	Freighter	DHL	6
747-400	Freighter	NCA*	5
747-400	Dreamlifter	Boeing**	4
767-300	Freighter	DHL	2
737-800	Freighter	Amazon	8
Total			25

*	Aircraft owned by Nippon Cargo Airlines Co., Ltd. (“NCA”)
**	Aircraft owned by Boeing

Ground Facilities

Our principal office is located in Purchase, New York, where we lease approximately 120,000 square feet of office space under a long-term lease, which expires in 2023.  This office includes both operational and administrative support functions.  We lease a building with approximately 100,000 square feet of office space in Erlanger, Kentucky for operational functions, which expires in 2036.  We also lease approximately 16,600 square feet of office space in Hong Kong for sales and administrative support, which expires in 2025.  In addition, we lease a variety of smaller offices and ramp space at various airport and regional locations generally on a short-term basis.

ITEM 3. LEGAL PROCEEDINGS

The information required in response to this Item is set forth in Note 14 to our Financial Statements, and such information is incorporated herein by reference.  Such description contains all of the information required with respect hereto.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

John W. Dietrich. Mr. Dietrich, age 57, has been our President and Chief Executive Officer and a member of our Board of Directors since January 2020. Prior to January 2020, he served as our President and Chief Operating Officer from July 2019 and our Executive Vice President and Chief Operating Officer from September 2006.  In addition, he was President and Chief Operating Officer of Atlas Air, Inc. from October 2014 to December 2019.  During the period from March 2003 to September 2006, Mr. Dietrich held a number of senior executive positions in the Company, including Senior Vice President, General Counsel, Chief Human Resources Officer, Corporate Secretary and head of the IT and Corporate Communications functions. Mr. Dietrich joined Atlas in 1999 as Associate General Counsel. Prior to joining us, he was a litigation attorney at United Airlines from 1992 to 1999, where he provided legal counsel to all levels of management, particularly on employment and commercial litigation issues.  He also serves as Chairman of the National Defense Transportation Association and a director of the National Air Carrier Association.  Mr. Dietrich earned a Bachelor’s of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from the University of Illinois at Chicago John Marshall Law School.  He is a member of the New York, Illinois and Colorado Bars.

James A. Forbes. Mr. Forbes, age 64, has been our Executive Vice President and Chief Operating Officer since January 2020. He also serves as Executive Vice president and Chief Operating Officer of Atlas Air, Inc. Prior to January 2020, he was Senior Vice President and Chief Operating Officer of Southern Air, Inc. since April 2016. Mr. Forbes has over 40 years of aviation operating experience, including more than 20 years with the Company. He joined us in 1997 as Senior Director of Ground Operations, where he helped construct the global infrastructure upon which we have grown. He became Vice President, Worldwide Ground Operations in 2001, overseeing station operations for all of Atlas Air, Inc. and Polar Air Cargo, Inc.  In 2008, Mr. Forbes was named Senior Vice President for System Performance and Quality for Polar, where he led the transformation of an all-cargo network into a leading on-time express operation that supports DHL’s worldwide air network.  He held that position until April 2016, when he was promoted to lead Southern Air, Inc. operations.

Adam R. Kokas.  Mr. Kokas, age 50, has been our General Counsel and Secretary since October 2006, and Executive Vice President since January 2014.  Mr. Kokas is responsible for directing all of the Company’s legal and regulatory affairs, as well as overseeing government affairs and public policy matters.  In November 2007, Mr. Kokas assumed responsibility for the Company’s Human Resources Department.  He served as our Chief Human Resources Officer until March 2018.  Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on general corporate, securities, transactions and business law matters.  Mr. Kokas also serves as a Vice Chair of the International Air Transport Association’s Legal Advisory Council and is a member of the board of directors and Audit and Finance Committee of the Society of Corporate Governance.  He also served as the Chairman of the Board of the Cargo Airlines Association from 2011 to 2019.  Mr. Kokas earned a Bachelor of Arts degree from Rutgers University and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars.

Michael T. Steen. Mr. Steen, age 55, has been Executive Vice President and Chief Commercial Officer since November 2010.  In addition, he was named President and Chief Executive Officer of Titan Aviation Holdings, Inc. effective October 2014.  Prior to November 2010, he was our Senior Vice President and Chief Marketing Officer from April 2007.  Mr. Steen joined us from Exel plc where he served as Senior Vice President of Sales and Marketing.  Mr. Steen led the sales and marketing activities for Exel Freight’s management and technology sector.  Following Exel’s acquisition by Deutsche Post World Net, he held senior-level positions with the merged company in global supply chain logistics.  Prior to joining Exel, he served in a variety of roles with KLM Cargo over 11 years, including Vice President of the Americas, Head of Global Sales and Marketing for the Logistics Unit and Director of Sales for EMEA.  Mr. Steen has been a Director for CHC Helicopter since May 2017 and is the Chairman of IATA’s Cargo Committee.  Mr. Steen earned a degree in economic science from Katrinelund in Gothenburg, Sweden, and is an alumnus of the Advanced Executive Program at the Kellogg School of Management at Northwestern University.

Spencer Schwartz. Mr. Schwartz, age 55, has been Executive Vice President since January 2014 and Chief Financial Officer since June 2010.  Prior to January 2014, he was Senior Vice President from June 2010.  Prior to June 2010, he was our Vice President and Corporate Controller from November 2008.  Mr. Schwartz joined us from Mastercard, where he was employed for over 12 years and served as Group Head of Global Risk Management; Senior Vice President and Business Financial Officer; Senior Vice President, Corporate Controller and Chief Accounting Officer; and Vice President of Taxation.  Prior to joining Mastercard, Mr. Schwartz held financial positions of increasing responsibility with Price Waterhouse LLP (now PricewaterhouseCoopers LLP) and Carl Zeiss, Inc.  Mr. Schwartz earned a Bachelor’s degree in Accounting from The Pennsylvania State University and a Master’s degree in Business Administration, with a concentration in management, with honors, from New York University’s Leonard N. Stern School of Business.  He is a certified public accountant.

Keith H. Mayer. Mr. Mayer, age 56, has been Senior Vice President and Chief Accounting Officer since January 2018 and Corporate Controller since November 2010.  Prior to January 2018, he was Vice President since November 2010.  Mr. Mayer joined us from PepsiCo, Inc.  In his most recent role at PepsiCo, he served as Chief Financial Officer of an international coffee partnership between PepsiCo and Starbucks Corporation.  Mr. Mayer also served PepsiCo in a variety of roles since 1999, including Director of External Reporting, Assistant Controller for PepsiCo International, Senior Group Manager of Financial Accounting for Frito-Lay North America, and Group Manager of Technical Accounting.  Prior to joining PepsiCo, Mr. Mayer held financial positions of increasing responsibility with Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP).  Mr. Mayer earned a Bachelor’s degree in Accounting from the University of Bridgeport where he graduated magna cum laude.  He is a certified public accountant.

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

As of February 11, 2022, there were approximately 29.2 million shares of our common stock issued and outstanding, and 28 holders of record of our common stock.

See Note 17 to our Financial Statements for a discussion of our stock repurchase program.

Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2021.

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

Performance Graph

The following graph compares the performance of AAWW common stock to the Russell 2000 Index and the Dow Jones Transportation Average for the period beginning December 31, 2016 and ending on December 31, 2021.  The comparison assumes $100 invested in each of our common stock, the Russell 2000 Index and the Dow Jones Transportation Average and reinvestment of all dividends.

Total Return to Stockholders
$200.00
$150.00
$100.00
$50.00
$-
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
AAWW
Russell 2000 Index
Dow Jones Transportation Average

Total Return between 12/31/16 and 12/31/21

Cumulative Return	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/2021
AAWW	$100.00	$112.46	$80.90	$52.87	$104.58	$180.48
Russell 2000 Index	$100.00	$113.13	$99.37	$122.94	$145.52	$165.45
Dow Jones Transportation Average	$100.00	$117.34	$101.40	$120.54	$138.29	$182.20

ITEM 6. [RESERVED]

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

Stable base of contractual revenue and reduced operational risk

Our focus on providing long-term contracted aircraft and operating solutions to customers stabilizes our revenues and reduces our operational risk.  ACMI and CMI contracts with customers generally range from two to seven years.  Long-term Charter programs provide customers with dedicated Charter capacity generally ranging from one to three years. We also provide certain of these services on a short-term basis.  Dry Leasing contracts with customers generally range from five to nine years.  Under these types of contracts, our customers assume fuel, demand and price risk resulting in reduced operational risk for AAWW, while typically providing us with a guaranteed minimum level of revenue and target level of profitability.

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

We continually evaluate our fleet to ensure that we offer the most efficient and effective mix of aircraft to meet our customers’ needs.  Our service model is unique in that we offer a portfolio of operating solutions that complement our freighter aircraft businesses.  We believe this allows us to improve the returns we generate from our asset base by allowing us to flexibly redeploy aircraft to meet changing market conditions, ensuring the maximum utilization of our fleet.  Our Charter services complement our ACMI services by allowing us to increase aircraft utilization during open time and to react to changes in demand and Yield in these businesses.  We have employees situated around the globe who closely monitor demand for commercial charter services in each region, enabling us to redeploy available aircraft quickly.  We also endeavor to manage our portfolio to stagger contract terms, which mitigates our remarketing risks and aircraft down time.

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

We are focused on providing safe, secure and reliable services.  The Airlines have successfully completed the International Air Transport Association’s Operational Safety Audit (“IOSA”), a globally recognized safety and quality standard.

We provide outsourced aircraft and aviation services to some of the world’s premier express delivery providers, e-commerce retailers, airlines and freight forwarders.  We will take advantage of opportunities to maintain and expand our relationships with our existing customers, while seeking new customers and new geographic markets.

Experienced management team

Our management team has extensive operating and leadership experience in the airfreight, airline, aircraft leasing and logistics industries at companies such as United Airlines, US Airways, Lufthansa Cargo, GE Capital Aviation Services, GE, Air Canada, Canadian Airlines, American Airlines, JetBlue Airways, ICF International, ASTAR Air Cargo, FPG Amentum, KLM Cargo, SMBC Aviation Capital, Spirit Airlines, Spirit AeroSystems, Singapore Airlines Cargo and China Cargo Airlines, as well as the United States Army, Navy, Air Force and Federal Air Marshal Service.  In addition, our management team has a diversity of experience from other industries at companies such as Mastercard, PepsiCo, Moody’s, Ralph Lauren, Kate Spade, Avon Products, New York Life Insurance, Hess and Unisys, as well as nationally recognized accounting and law firms.  Our management team is led by John W. Dietrich, who has more than 30 years of experience in all facets of aviation and airline management.

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

Drive significant and ongoing productivity improvements

We continue to enhance our organization through a cost saving and productivity enhancing initiative called “Continuous Improvement.”  We created a separate department to drive the process and to involve all areas of the organization in the effort to re-examine, redesign and improve the way we do business.

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

Appropriately managing capital allocation and delivering value to shareholders

Our commitment to creating, enhancing and delivering value to our shareholders reflects a disciplined and balanced capital allocation strategy.  Our focus is on growing our business while generating returns above our cost of capital, maintaining a strong balance sheet and returning capital to shareholders.

Business Developments

Our Airline Operations results for 2021, compared with 2020, were positively impacted by our ability to enhance our long-term strategic customers, manage our fleet and increase aircraft utilization to meet strong customer demand. During 2020 and 2021, we entered into numerous ACMI and long-term Charter agreements and extensions with key customers seeking to secure committed cargo capacity.  These long-term contracts provide us with guaranteed revenue and include indexed fuel price adjustments to mitigate our exposure to fuel price volatility.  In 2020, we reactivated four 747-400BCF aircraft that had been temporarily parked and began long-term Charter operations using a 777-200 freighter aircraft that was previously in our Dry Leasing business.

Strong customer demand in fast-growing trade lanes was further enhanced by the continued reduction of available cargo capacity in the market provided by passenger airlines and the disruption of global supply chains due to the COVID-19 pandemic, resulting in significantly higher commercial charter cargo Yields, net of fuel.

COVID-19 has disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in flight cancellations, in 2020, by certain of our ACMI customers and lower AMC passenger flying as the military took precautionary measures to limit the movement of personnel through June 2021.

Given the dynamic nature of this pandemic, the financial impact cannot be reasonably estimated at this time.  We have incurred and expect to incur significant additional costs, including premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic and other operational costs, including costs for continuing to provide a safe working environment for our employees.  In addition, the availability of hotels and restaurants, evolving COVID-19-related travel restrictions and health screenings, employees who are unable to work, and reductions in passenger flights by other airlines globally or airport closures have impacted and could further impact our ability to position employees to operate our aircraft.

In response to these challenging times, we have:

•	made COVID-19 vaccinations and test kits available to employees and their families;
•	provided paid time-off for employees to get COVID-19 vaccinations;
•	implemented frequent deep cleaning of all aircraft and facilities;
•	provided safety kits for each crewmember and all aircraft;
•	continuously adjusted routes to limit exposure to regions significantly impacted by the COVID-19 pandemic;
•	implemented significant workforce testing, social distancing and protection measures at all of our facilities;
•	arranged for employees who can work remotely to do so and developed plans for a partial return to the workplace based on local conditions;
•	reduced nonessential employee travel;
•	reduced the use of contractors;
•	implemented a number of other cost reduction initiatives;
•	taken other actions, such as the sale of certain nonessential assets; and
•	entered into a PSP Agreement with the U.S. Treasury with respect to payroll support funding available to cargo carriers.

The continuation or worsening of the aforementioned and other factors could materially affect our results for the duration of the COVID-19 pandemic.

In August 2021, the Department of Defense activated the CRAF for the first time since 2002 to augment support to the U.S. Department of State in the evacuation of U.S. citizens and personnel, special immigrant visa applicants, and other at-risk individuals from Afghanistan.  We provided three 747-400 passenger aircraft to support the CRAF activation, which ended in mid-September, and also provided additional 767 passenger aircraft in support of these evacuations for the AMC.

We have achieved a new five-year CBA with our pilots.  This long-term CBA was reached through a binding arbitration process, with the arbitrator’s decision being issued on September 10, 2021.  The new pay rates became effective as of September 1, 2021, and we’re working closely together with the union’s new leadership on the implementation of other provisions of the agreement.  Under this industry competitive agreement, all of our pilots will receive significantly higher pay, quality of life improvements and enhanced benefits.  There are a few remaining open items from the arbitration decision that the parties are working together to resolve.  Labor costs arising from the new CBA are materially greater than the costs under our previous CBAs (see Note 14 to our Financial Statements for further discussion).

We continually assess our aircraft requirements and will make adjustments to our capacity as necessary.  Some of these actions may involve grounding or disposing of aircraft or engines, which could result in asset impairments or other charges in future periods.

We manage our fleet to profitably serve our customers with modern, efficient aircraft.  In December 2021, we signed an agreement with The Boeing Company (“Boeing”) for the purchase of four new 777-200LRF aircraft.  The first of the four new 777-200LRFs is expected to be delivered in November 2022, with the other three expected to be delivered throughout 2023.  In January 2021, we signed an agreement with Boeing for the purchase of four new 747-8F aircraft.  The aircraft are expected to be delivered from May through October 2022.  Between May and October 2021, we acquired six of our existing 747-400 freighter aircraft that were previously on lease to us.  In May and June of 2021, we reached agreement with several of our lessors to purchase five of our other 747-400 freighters at the end of their existing lease terms, which range from March to December 2022.  Acquiring these eleven 747-400 freighter aircraft keeps them in our fleet and ensures committed capacity to our customers.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Years ended December 31, 2021 and 2020

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Segment Operating Fleet	2021	2020	Inc/(Dec)
Airline Operations*
747-8F Cargo	10.0	10.0	-
747-400 Cargo	34.5	32.6	1.9
747-400 Dreamlifter	0.8	2.4	(1.6)
747-400 Passenger	4.8	5.0	(0.2)
777-200 Cargo	9.0	8.7	0.3
767-300 Cargo	24.0	24.0	-
767-300 Passenger	4.9	4.8	0.1
767-200 Cargo	2.0	8.7	(6.7)
767-200 Passenger	0.1	1.0	(0.9)
737-800 Cargo	8.0	5.8	2.2
737-400 Cargo	-	2.6	(2.6)
Total	98.1	105.6	(7.5)

Dry Leasing
777-200 Cargo	7.0	7.0	-
767-300 Cargo	21.0	21.0	-
757-200 Cargo	-	0.1	(0.1)
737-300 Cargo	1.0	1.0	-
737-800 Passenger	-	0.2	(0.2)
Total	29.0	29.3	(0.3)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(21.0)	-
Total Operating Average Aircraft Equivalents	106.1	113.9	(7.8)

Out-of-service**	-	2.2	(2.2)
*	Airline Operations average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service includes aircraft that are either temporarily parked or held for sale.
Block Hours	2021	2020	Inc/(Dec)	% Change
Total Block Hours***	364,061	344,821	19,240	5.6%
***	Includes Airline Operations and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2021	2020	Inc/(Dec)	% Change
Operating Revenue
Airline Operations	$3,888,601	$3,066,399	$822,202	26.8%
Dry Leasing	163,365	165,181	(1,816)	(1.1)%
Customer incentive asset amortization	(44,162)	(39,090)	5,072	13.0%
Other	23,025	18,626	4,399	23.6%
Total Operating Revenue	$4,030,829	$3,211,116

Airline Operations

	2021	2020	Inc/(Dec)	% Change
Block Hours
Cargo	343,957	323,385	20,572	6.4%
Passenger	15,905	16,909	(1,004)	(5.9)%
Total Airline Operations	359,862	340,294	19,568	5.8%

Revenue Per Block Hour
Airline Operations	$10,806	$9,011	$1,795	19.9%
Cargo	$10,413	$8,522	$1,891	22.2%
Passenger	$19,290	$18,372	$918	5.0%

Airline Operations revenue increased $822.2 million, or 26.8%, primarily due to an increase in Revenue per Block Hour and increased flying. Revenue per Block Hour rose primarily due to an increased proportion of higher-yielding flying, including the impact of new and extended long-term contracts, the impact of the ongoing reduction of available cargo capacity provided by passenger airlines in the market and the continued disruption of global supply chains due to the COVID-19 pandemic, as well as higher fuel prices. The increase in Block Hours flown was primarily due to our ability to increase aircraft utilization to meet strong customer demand, reflecting growth in airfreight volumes. Due to strong demand for our services, we reactivated four 747-400BCF aircraft throughout 2020 that had been temporarily parked and began using a 777-200 freighter aircraft that was previously in our Dry Leasing business.

Dry Leasing

Dry Leasing revenue was relatively unchanged.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	2021	2020	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$924,440	$737,963	$186,477	25.3%
Aircraft fuel	824,928	440,649	384,279	87.2%
Maintenance, materials and repairs	472,537	506,297	(33,760)	(6.7)%
Depreciation and amortization	281,209	257,672	23,537	9.1%
Navigation fees, landing fees and other rent	184,060	155,107	28,953	18.7%
Travel	162,986	154,792	8,194	5.3%
Passenger and ground handling services	156,962	138,822	18,140	13.1%
Aircraft rent	67,745	96,865	(29,120)	(30.1)%
Gain on disposal of aircraft	(794)	(7,248)	(6,454)	NM
Special charge	-	16,265	(16,265)	NM
Transaction-related expenses	1,001	2,780	(1,779)	(64.0)%
Other	244,461	216,384	28,077	13.0%
Total Operating Expenses	$3,319,535	$2,716,348

NM represents year-over-year changes that are not meaningful.

Salaries, wages and benefits increased $186.5 million, or 25.3%, primarily due to higher pilot costs related to our new JCBA since the beginning of September 2021, including $29.2 million related to adjustments to paid time-off benefits in our new JCBA (see Note 14 to our Financial Statements). In addition, pilot costs reflected higher profit sharing driven by higher earnings, as well as increased flying.

Aircraft fuel increased $384.3 million, or 87.2%, primarily due to an increase in the average fuel cost per gallon and an increase in consumption related to increased Charter flying. Our exposure to fluctuations in fuel price is limited to the shorter-term commercial portion of our Charter services only, as fuel risk is largely mitigated by price adjustments, including those based on indexed fuel prices for longer-term commercial charter contracts. We do not incur fuel expense in providing ACMI and CMI services or in our Dry Leasing business as the cost of fuel is borne by the customer. Similarly, we generally have no fuel price risk for AMC charters because the price is set under our contract with the AMC, and we receive or make payments to adjust for price increases and decreases from the contractual rate.  Average fuel cost per gallon and fuel consumption for 2021 and 2020 were:

	2021	2020	Inc/(Dec)	% Change
Average fuel cost per gallon	$2.00	$1.41	$0.59	41.8%
Fuel gallons consumed (000s)	411,845	313,428	98,417	31.4%

Maintenance, materials and repairs decreased by $33.8 million, or 6.7%, primarily reflecting $68.4 million of decreased Heavy Maintenance expense, partially offset by $22.1 million of increased Line Maintenance expense and $12.6 million of increased Non-heavy Maintenance expense. Heavy Maintenance expense on 747-400 aircraft decreased $73.3 million primarily due to a decrease in the number of engine overhauls and a decrease in the number of D and C Checks.  Partially offsetting this decrease was an increase in Heavy Maintenance expense on 747-8F aircraft of $3.5 million primarily due to an increase in the number of C Checks, partially offset by a decrease in the number of D Checks. Line Maintenance expense increased primarily due to increased flying. Non-heavy Maintenance expense on 747-8F aircraft increased $9.0 million primarily due to an increase in landing gear overhauls.  Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for 2021 and 2020 were:

Heavy Maintenance Events	2021	2020	Inc/(Dec)
747-8F C Checks	4	-	4
747-400 C Checks	12	14	(2)
767 C Checks	6	6	-
747-8F D Checks	2	4	(2)
747-400 D Checks	5	6	(1)
CF6-80 engine overhauls	7	28	(21)
PW4000 engine overhauls	4	3	1

Depreciation and amortization increased $23.5 million, or 9.1%, primarily due to the acquisition of flight equipment, changes in 747-400 freighter aircraft leases (see Note 10 to our Financial Statements) and an increase in the amortization of deferred maintenance costs related to 747-8F engine overhauls (see Note 2 to our Financial Statements).

Navigation fees, landing fees and other rent increased $29.0 million, or 18.7%, primarily due to increased Charter flying.

Travel increased $8.2 million, or 5.3%, primarily due to increased flying.

Passenger and ground handling services increased $18.1 million, or 13.1%, primarily due to increased Charter flying.

Aircraft rent decreased $29.1 million, or 30.1%, primarily due to changes in 747-400 freighter aircraft leases (see Note 10 to our Financial Statements) and the acquisition of 747-400 freighter aircraft that were previously on lease to us.

Gain on disposal of aircraft in 2021 and 2020 represented net gains from the sale of certain nonessential assets (see Note 6 to our Financial Statements).

Special charge in 2020 represented a $16.3 million charge related to fair value adjustments for spare engines classified as assets held for sale (See Note 6 to our Financial Statements).

Transaction-related expenses in 2020 primarily related to professional fees in support of the Payroll Support Program under the CARES Act (see Note 3 to our Financial Statements).

Other increased $28.1 million, or 13.0%, primarily due to an increase in professional fees, which included costs associated with negotiations and arbitration for a new JCBA (see Note 14 to our Financial Statements), as well as costs for continuing to provide a safe working environment for our employees and costs associated with the movement of spare engines.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) (in thousands):

	2021	2020	Inc/(Dec)	% Change
Non-operating (Income) Expenses
Interest income	$(723)	$(1,076)	$(353)	(32.8)%
Interest expense	107,492	114,635	(7,143)	(6.2)%
Capitalized interest	(8,316)	(925)	7,391	NM
Loss on early extinguishment of debt	6,042	81	5,961	NM
Unrealized loss on financial instruments	113	71,053	(70,940)	(99.8)%
Other (income) expense, net	(40,705)	(185,742)	(145,037)	(78.1)%

Interest expense decreased $7.1 million, or 6.2%, primarily due to the scheduled repayment of debt.

Capitalized interest increased $7.4 million primarily due to pre-delivery deposits related to our January 2021 agreement to purchase four 747-8F aircraft from Boeing (see Note 2 to our Financial Statements).

Loss on early extinguishment of debt in 2021 was due to the repayment of two term loans (see Note 9 to our Financial Statements).

Unrealized loss on financial instruments represents the change in fair value of a customer warrant liability (see Note 8 to our Financial Statements) primarily due to changes in our common stock price until the exercise of certain warrants in October 2020 and January 2021.

Other (income) expense, net decreased $145.0 million primarily due to a $110.6 million decrease in CARES Act grant income (see Note 3 to our Financial Statements) and a $35.0 million reduction in refunds of aircraft rent paid in previous years (see Note 6 to our Financial Statements).

Income taxes.  Our effective income tax rates were 23.8% and 27.5% for 2021 and 2020, respectively. The effective income tax rate for 2021 differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes. The effective income tax rate for 2020 differed from the U.S. statutory rate primarily due to nondeductible changes in the fair value of a customer warrant liability (see Note 8 to our Financial Statements).

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 13 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2021	2020	Inc/(Dec)	% Change
Direct Contribution
Airline Operations	$1,020,887	$739,619	$281,268	38.0%
Dry Leasing	42,587	41,070	1,517	3.7%
Total Direct Contribution	$1,063,474	$780,689	$282,785	36.2%

Unallocated expenses and (income), net	$409,721	$201,016	$208,705	103.8%

Airline Operations Segment

Airline Operations Direct Contribution increased $281.3 million, or 38.0%, primarily due to our ability to increase aircraft utilization to meet strong customer demand, increased Yields, net of fuel, including the impact of new and extended long-term contracts, and lower Heavy Maintenance expense. Direct Contribution also benefited from the operation of four 747-400 freighters reactivated throughout 2020 and a 777-200 freighter aircraft that was previously in our Dry Leasing business. Partially offsetting these improvements were higher pilot costs related to our new JCBA (see Note 14 to our Financial Statements) and higher pilot profit sharing driven by higher earnings.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $1.5 million, or 3.7%, primarily due to lower interest expense related to the scheduled repayment of debt.

Unallocated expenses and (income), net

Unallocated expenses and (income), net increased $208.7 million, or 103.8%, primarily due to a $110.6 million decrease in CARES Act grant income (see Note 3 to our Financial Statements), a $35.0 million reduction in refunds of aircraft rent paid in previous years and a $29.2 million increase related to adjustments to paid time-off benefits in our new JCBA (see Note 14 to our Financial Statements).

Years ended December 31, 2020 and 2019

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Segment Operating Fleet	2020	2019	Inc/(Dec)
Airline Operations*
747-8F Cargo	10.0	10.0	-
747-400 Cargo	32.6	33.9	(1.3)
747-400 Dreamlifter	2.4	3.5	(1.1)
747-400 Passenger	5.0	4.3	0.7
777-200 Cargo	8.7	7.1	1.6
767-300 Cargo	24.0	24.9	(0.9)
767-300 Passenger	4.8	4.9	(0.1)
767-200 Cargo	8.7	9.0	(0.3)
767-200 Passenger	1.0	1.0	-
737-800 Cargo	5.8	2.4	3.4
737-400 Cargo	2.6	5.0	(2.4)
Total	105.6	106.0	(0.4)

Dry Leasing
777-200 Cargo	7.0	7.3	(0.3)
767-300 Cargo	21.0	21.1	(0.1)
757-200 Cargo	0.1	1.0	(0.9)
737-300 Cargo	1.0	1.0	-
737-800 Passenger	0.2	1.0	(0.8)
Total	29.3	31.4	(2.1)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(22.6)	(1.6)
Total Operating Average Aircraft Equivalents	113.9	114.8	(0.9)

Out-of-service**	2.2	0.8	1.4
*	Airline Operations average fleet excludes spare aircraft provided by CMI customers.
**	Out-of-service includes aircraft that are temporarily parked or held for sale.

Block Hours	2020	2019	Inc/(Dec)	% Change
Total Block Hours***	344,821	321,140	23,681	7.4%
***	Includes Airline Operations and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2020	2019	Inc/(Dec)	% Change
Operating Revenue
Airline Operations	$3,066,399	$2,553,630	$512,769	20.1%
Dry Leasing	165,181	200,781	(35,600)	(17.7)%
Customer incentive asset amortization	(39,090)	(33,135)	5,955	18.0%
Other	18,626	17,913	713	4.0%
Total Operating Revenue	$3,211,116	$2,739,189

Airline Operations

	2020	2019	Inc/(Dec)	% Change
Block Hours
Cargo	323,385	297,315	26,070	8.8%
Passenger	16,909	20,938	(4,029)	(19.2)%
Total Airline Operations	340,294	318,253	22,041	6.9%

Revenue Per Block Hour
Airline Operations	$9,011	$8,024	$987	12.3%
Cargo	$8,522	$7,190	$1,332	18.5%
Passenger	$18,372	$19,866	$(1,494)	(7.5)%

Airline Operations revenue increased $512.8 million, or 20.1%, primarily due to an increase in Revenue per Block Hour and increased cargo flying.  The increase in Revenue per Block Hour was primarily due to an increased proportion of higher-yielding commercial cargo Charter flying, reflecting a reduction of available cargo capacity provided by passenger airlines in the market and the disruption of global supply chains due to the COVID-19 pandemic.  Partially offsetting these improvements were lower fuel prices and an increase in CMI flying.  Block Hours flown increased primarily due to increased demand for our Charter services driven by the factors impacting commercial cargo demand noted above and our ability to increase aircraft utilization.  Due to this increased demand, we began operation of a 777-200 freighter aircraft that was previously in our Dry Leasing business.  Partially offsetting these improvements was lower AMC passenger flying for 747-400 aircraft as the U.S. military took precautionary measures to limit the movement of military personnel during the first half of 2020 and fewer charters for sports teams and fans as sports leagues cancelled games during 2020.  In addition, Block Hours were negatively impacted from flight cancellations by certain of our customers caused by the COVID-19 pandemic.

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

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) (in thousands):

	2020	2019	Inc/(Dec)	% Change
Non-operating (Income) Expenses
Interest income	$(1,076)	$(4,296)	$(3,220)	(75.0)%
Interest expense	114,635	120,330	(5,695)	(4.7)%
Capitalized interest	(925)	(2,274)	(1,349)	(59.3)%
Loss on early extinguishment of debt	81	804	(723)	(89.9)%
Unrealized loss (gain) on financial instruments	71,053	(75,109)	(146,162)	(194.6)%
Other (income) expense, net	(185,742)	(27,668)	158,074	NM

Unrealized loss (gain) on financial instruments represents the change in fair value of a customer warrant liability (see Note 8 to our Financial Statements) primarily due to changes in our common stock price.

Other income, net increased $158.1 million primarily due to CARES Act grant income of $151.6 million (see Note 3 to our Financial Statements).

Income taxes.  Our effective income tax rates were an expense rate of 27.5% for 2020 and a benefit rate of 38.0% for 2019.  The effective tax rate for 2020 differed from the U.S. statutory rate primarily due to nondeductible changes in the fair value of a customer warrant liability (see Note 8 to our Financial Statements).  The effective tax rate for 2019 differed from the U.S. statutory rate primarily due to a tax benefit related to the favorable completion of an IRS examination of our 2015 income tax return and, to a lesser extent, a tax benefit due to nontaxable changes in the fair value of a customer warrant liability.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 13 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2020	2019	Inc/(Dec)	% Change
Direct Contribution
Airline Operations	$739,619	$367,831	$371,788	101.1%
Dry Leasing	41,070	70,386	(29,316)	(41.7)%
Total Direct Contribution	$780,689	$438,217	$342,472	78.2%

Unallocated expenses and (income), net	$201,016	$337,434	$(136,418)	(40.4)%

Airline Operations Segment

Airline Operations Direct Contribution increased $371.8 million, or 101.1%, primarily due to increased commercial cargo Charter Yields, net of fuel, and demand for our commercial cargo Charter services, reflecting a reduction of available capacity in the market, the disruption of global supply chains due to the COVID-19 pandemic and our ability to increase aircraft utilization.  Direct Contribution also benefited from a reduction in aircraft rent and depreciation, increased CMI flying and the operation of a 777-200 freighter aircraft that was previously in our Dry Leasing business.  Partially offsetting these improvements were higher Heavy Maintenance expense, including additional engine overhauls performed to take advantage of availability and opportunities for vendor pricing discounts, higher pilot costs related to premium pay for pilots operating in certain areas significantly impacted by COVID-19 and increased pay rates we provided to our pilots in May 2020.  In addition, Airline Operations Direct Contribution was negatively impacted by fewer passenger charters for sports teams and fans as sports leagues cancelled games during 2020 and lower AMC passenger flying for 747-400 aircraft as the U.S. military took precautionary measures to limit the movement of military personnel during the first half of 2020.

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

The following is a reconciliation of Income (loss) from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Years Ended December 31,
	2021	2020	Percent Change

Net Income	$493,317	$360,286	36.9%
Impact from:
CARES Act grant income (a)	(40,944)	(151,590)
Customer incentive asset amortization	44,162	39,090
Adjustments to JCBA paid time-off benefits (b)	29,211	-
Special charge	-	16,265
Noncash expenses and income, net (c)	19,136	17,971
Unrealized loss on financial instruments	113	71,053
Other, net (d)	7,752	2,382
Income tax effect of reconciling items	(5,795)	23,580
Special tax item (g)	4,041	-
Adjusted Net Income	$550,993	$379,037	45.4%

Weighted average diluted shares outstanding	30,543	26,690
Add: dilutive warrant (e)	-	1,040
effect of convertible notes hedges (f)	(782)	-
Adjusted weighted average diluted shares outstanding	29,761	27,730
Adjusted Diluted EPS	$18.51	$13.67	35.4%

	For the Years Ended December 31,
	2020	2019	Percent Change

Net Income	$360,286	$(293,113)	222.9%
Impact from:
CARES Act grant income (a)	(151,590)	-
Customer incentive asset amortization	39,090	33,135
Special charge	16,265	638,373
Noncash expenses and income, net (c)	17,971	18,267
Unrealized loss (gain) on financial instruments	71,053	(75,109)
Other, net (d)	2,382	17,566
Income tax effect of reconciling items	23,580	(145,295)
Special tax item (f)	-	(54,272)
Adjusted Net Income	$379,037	$139,552	171.6%

Weighted average diluted shares outstanding	26,690	25,828
Add: dilutive warrant (e)	1,040	758
dilutive restricted stock	-	64
Adjusted weighted average diluted shares outstanding	27,730	26,650
Adjusted Diluted EPS	$13.67	$5.24	160.9%

The following is a reconciliation of Income (loss) from continuing operations, net of taxes to Adjusted EBITDA (in thousands):

	For the Years Ended December 31,
	2021	2020	Percent Change

Net Income	$493,317	$360,286	36.9%
Interest expense, net	98,453	112,634
Depreciation and amortization	281,209	257,672
Income tax expense (benefit)	154,074	136,456
EBITDA	1,027,053	867,048
CARES Act grant income (a)	(40,944)	(151,590)
Customer incentive asset amortization	44,162	39,090
Adjustments to JCBA paid time-off benefits (b)	29,211	-
Special charge	-	16,265
Unrealized loss on financial instruments	113	71,053
Other, net (d)	7,752	2,382
Adjusted EBITDA	$1,067,347	$844,248	26.4%

	For the Years Ended December 31,
	2020	2019	Percent Change

Net Income	$360,286	$(293,113)	222.9%
Interest expense, net	112,634	113,760
Depreciation and amortization	257,672	251,097
Income tax (benefit) expense	136,456	(179,645)
EBITDA	867,048	(107,901)
CARES Act grant income (a)	(151,590)	-
Customer incentive asset amortization	39,090	33,135
Special charge	16,265	638,373
Unrealized loss (gain) on financial instruments	71,053	(75,109)
Other, net (d)	2,382	16,278
Adjusted EBITDA	$844,248	$504,776	67.3%
(a)	CARES Act grant income in 2021 and 2020 related to income associated with the Payroll Support Program (see Note 3 to our Financial Statements).

(b)	Adjustments to JCBA paid time-off benefits in 2021 are related to our new JCBA (see Note 14 to our Financial Statements).

(c)	Noncash expenses and income, net in 2021, 2020 and 2019 primarily related to amortization of debt discount on the convertible notes (see Note 9 to our Financial Statements).

(d)

Other, net in 2021 primarily related to a $6.0 million loss on the early extinguishment of debt, as well as leadership transaction costs and costs associated with our acquisition of an airline, partially offset by a gain on the sale of aircraft.  Other, net in 2020 primarily related to a $7.2 million net gain on the sale of aircraft, as well as costs associated with the Payroll Support Program (see Note 3 to our Financial Statements), costs associated with the refinancing of debt, costs associated with our acquisition of an airline and accrual for legal matters and professional fees.  Other, net in 2019 primarily related to a loss on the sale of a GEnx engine, a net insurance recovery, loss on early extinguishment of debt, unique training aircraft costs required for a customer contract, costs associated with a customer transaction with warrants (see Note 8 to our Financial Statements), costs associated with our acquisition of an airline and accrual for legal matters and professional fees.

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

(g)

Special tax item in 2021 represents the income tax expense from the integration of a previously-acquired airline (see Note 14 to our Financial Statements).  Special tax item in 2019 represents the income tax benefit from the completion of the 2015 IRS examination (see Note 11 to our Financial Statements). Both of these Special tax items are not related to ongoing operations.

Liquidity and Capital Resources

In March 2021, we borrowed $16.2 million related to GEnx engine performance upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 0.93%.

In June 2021, we borrowed $7.8 million related to GEnx engine performance upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 0.91%.

In October 2021, we refinanced a term loan secured by a 747-8F aircraft and received proceeds of $90.0 million from a financing with an 83-month term for this aircraft at a blended fixed rate of 2.90%.

In November 2021, we refinanced a term loan secured by a 747-8F aircraft and received proceeds of $90.0 million from a financing with an 84-month term for this aircraft at a blended fixed rate of 2.98%.

In November 2021, we borrowed $8.8 million related to GEnx engine performance upgrade kits and overhauls under an unsecured five-year term loan at a fixed interest rate of 1.45%.

Operating Activities. For 2021, Net cash provided by operating activities was $923.0 million, which primarily reflected Net income of $493.3 million, noncash adjustments of $357.3 million for Depreciation and amortization and $152.4 million for deferred taxes.  Partially offsetting these items was a $49.8 million increase in Prepaid expenses, current assets, and other assets, a $37.8 million increase in Accounts receivable and a $11.5 million decrease in Accounts payable and accrued liabilities. For 2020, Net cash provided by operating activities was $1,009.5 million, which primarily reflected Net income of $360.3 million, noncash adjustments of $328.1 million for Depreciation and amortization, $133.6 million for deferred taxes and $71.1 million for Unrealized loss on financial instruments, a $115.5 million increase in Accounts payable and accrued liabilities, and a $26.1 million decrease in Accounts receivable.  Partially offsetting these items was a $56.7 million increase in Prepaid expenses, current assets, and other assets.

Investing Activities. For 2021, Net cash used for investing activities was $493.4 million, consisting primarily of $407.7 million of payments for flight equipment and modifications, and $90.3 million of core capital expenditures, excluding flight equipment, partially offset by $9.5 million of proceeds from the disposal of aircraft.  Payments for flight equipment and modifications during 2021 were primarily related to pre-delivery payments, spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2021 were funded through working capital and the financings discussed above.  For 2020, Net cash used for investing activities was $145.3 million, consisting primarily of $184.3 million of payments for flight equipment and modifications, and $78.9 million of core capital expenditures, excluding flight equipment, partially offset by $126.3 million of proceeds from the disposal of aircraft.  Payments for flight equipment and modifications during 2020 were primarily related to spare engines and GEnx engine performance upgrade kits.  All capital expenditures for 2020 were funded through working capital and the financings discussed above.

Financing Activities. For 2021, Net cash used for financing activities was $364.9 million, which primarily reflected $542.6 million of payments on debt and finance lease obligations and $35.6 million in payments of maintenance reserves, partially offset by proceeds from debt issuance of $212.7 million, and $17.7 million of customer maintenance reserves and deposits received.  For 2020, Net cash used for financing activities was $121.4 million, which primarily reflected $429.7 million of payments on debt obligations, $175.0 million of payments on our revolving credit facility and $14.4 million in payments of maintenance reserves, partially offset by proceeds from debt issuance of $417.7 million, proceeds from our revolver credit facility of $75.0 million, and $15.2 million of customer maintenance reserves and deposits received.

In response to the COVID-19 pandemic, we have significantly reduced nonessential employee travel, reduced the use of contractors, implemented a number of other cost reduction initiatives and taken actions to increase liquidity and strengthen our financial position, including participation in the Payroll Support Program.  We consider Cash and cash equivalents, Net cash provided by operating activities and availability under our revolving credit facility to be sufficient to meet our debt and lease obligations, to fund capital expenditures for 2022 and to purchase shares of our stock under our stock repurchase program (see Note 17 to our Financial Statements), as follows:

•	Principal payments related to our debt and finance lease obligations are expected to be approximately $656.6 million, which includes our convertible notes issued in 2015 that are due in June 2022.

•	Payments related to our operating leases are expected to be approximately $62.9 million.

•	Core capital expenditures are expected to range from $135.0 to $145.0 million, which excludes flight equipment and capitalized interest.

•	Committed capital expenditures for flight equipment are expected to be approximately $763.9 million.

Committed capital expenditures include pre-delivery and delivery payments for the purchase of four new 747-8F and four new 777-200LRF aircraft from Boeing, and other agreements to acquire spare engines. We expect to finance the aircraft delivery payments through secured debt financing.  The four 747-8F aircraft are expected to be delivered from May 2022 through October 2022.  The first 777-200LRF aircraft is expected to be delivered in November 2022, with the other three expected to be delivered throughout 2023.

In February 2022, our board of directors approved the establishment of a new stock repurchase program authorizing up to $200.0 million of our common stock.  Purchases may be made at our discretion in the form of accelerated share repurchase (“ASR”) programs, open market repurchase programs, privately negotiated transactions, or a combination of these methods.  As part of the stock repurchase program, we will enter into a $100.0 million ASR program.  Purchases under the ASR program are expected to be completed by the end of the second quarter.

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

Critical Accounting Policies and Estimates

General Discussion of Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies and estimates is important to understand our financial results.  Our Financial Statements are prepared in conformity with GAAP.  Our critical policies require management to make estimates and judgments that affect the amounts reported. Actual results may differ significantly from those estimates.  The following is a brief description of our current critical accounting policies and estimates involving significant management judgment:

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

We record impairment charges for long-lived assets when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount and the net book value of the assets exceeds their estimated fair value. In making these determinations, we use certain assumptions and estimates, including, but not limited to: (i) estimated fair value of the assets, and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, revenue generated, associated costs, length of service and estimated residual values.  In developing these estimates for flight equipment and operating lease right-of-use assets, we use external appraisals, adjusted for maintenance condition, as necessary; bids received from independent third parties; and industry data.   To estimate the fair value of operating lease right-of-use assets, we determine the present value of current market fixed lease rates utilizing our incremental borrowing rate for the remaining term of each lease.  To conduct impairment testing, we group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities.  For flight equipment, operating lease right-of-use assets and finite-lived intangible assets used in our Airline Operations segment, assets are grouped at the operating fleet level.  For flight equipment and finite-lived intangible assets used in our Dry Leasing segment, assets are assessed at the individual aircraft or engine level.  Our long-lived asset groups evaluated for impairment can include flight equipment such as the aircraft, engines, rotable parts, leasehold improvements, operating lease right-of-use assets, as well as associated finite-lived intangible assets and deferred maintenance costs. If actual results differ from the assumptions or estimates used in our analysis or if there are downturns in economic or business conditions, it could have a material adverse impact on cash flows used to determine the fair value of our long-lived asset groups in relation to their carrying values and could result in an impairment loss.

For assets classified as held for sale, an impairment charge is recognized when the estimated fair value less the cost to sell the asset is less than its carrying amount.  Fair value is determined using external appraisals or bids received from independent third parties.  To the extent that these estimates are different than the actual selling prices of these assets, we could recognize subsequent impairment losses or gains on the disposition of these assets.

Heavy Maintenance

Except as described in the paragraph below, we account for heavy maintenance costs for airframes and engines using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs.  When estimating the expected cost for each Heavy Maintenance event, management considers multiple factors, including historical costs and experience, and information provided by third-party maintenance providers.  These estimates may be subsequently adjusted for changes and the final determination of actual costs incurred.  This method can result in expense volatility between quarterly and annual periods, depending on the number and type of Heavy Maintenance events performed. As of December 31, 2021 and 2020, Accrued heavy maintenance was $79.6 million and $95.4 million, respectively.  If our estimates of Accrued heavy maintenance as of December 31, 2021 would have changed by a hypothetical 10%, we would have recognized a change in Maintenance, materials and repairs expense of $8.0 million in 2021.

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

We have recorded reserves for income taxes that may become payable in future years.  Although management believes that its positions taken on income tax matters are reasonable, actual results could differ or taxing authorities could challenge certain of the positions taken by us, which could result in losses or gains that could be material.  To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected.  An unfavorable tax settlement in excess of any reserves established would result in an increase in our effective income tax rate in the period of resolution.  A favorable tax settlement less than any reserves established would result in a reduction in our effective income tax rate in the period of resolution.

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

During the fourth quarter of 2021, we performed a qualitative assessment and determined that it was not necessary to perform a quantitative analysis.  If actual results differ from the assumptions used in our qualitative analysis or there are changes in these qualitative factors, such as downturns in economic or business conditions, it could have a material adverse impact on the fair value of the reporting unit in relation to the carrying value of goodwill and could result in an impairment loss.

Legal and Regulatory Matters

We are party to legal and regulatory proceedings with respect to a variety of matters in multiple jurisdictions.  We evaluate the likelihood of an unfavorable outcome of these proceedings each quarter.  The events that may impact our contingent liabilities are often unique and generally are not predictable. At the time a contingency is identified, we consider all relevant facts as part of our evaluation. We record a liability for a loss when the likelihood of the loss occurring is probable and the amount of the loss is reasonably estimable. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs from our previously estimated liability. Our judgments are subjective and are based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel.

Recent Accounting Pronouncements

See Note 2 to our Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not hedge against foreign currency fluctuations or aircraft fuel.  The potential loss arising from adverse changes to the price and availability of aircraft fuel and foreign currency is discussed below.  The sensitivity analyses presented herein do not consider the effects that such adverse changes might have on our overall financial performance, nor do they consider additional actions we may take to mitigate our exposure to such changes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Atlas Air Worldwide Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Atlas Air Worldwide Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit and finance committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Heavy Maintenance Costs

As described in Note 2 to the consolidated financial statements, the Company accounts for heavy maintenance costs for airframes and engines using the direct expense method, except for airframes and engines used in the Dry Leasing segment and engines used on 747-8F and 777-200 aircraft, which are accounted for using the deferral method. Under the direct expense method, heavy maintenance costs are charged to expense upon induction, based on management’s best estimate of the costs. Under the deferral method, the Company defers the expense recognition of scheduled heavy maintenance events, which are amortized over the shorter of the estimated period until the next scheduled heavy maintenance event is required or remaining lease term. Heavy maintenance costs are included in operating expenses and are presented as a component of the maintenance, materials and repairs expense of $472.5 million for the year ended December 31, 2021. Accrued heavy maintenance of $79.6 million as of December 31, 2021, includes heavy maintenance costs that are direct expensed, deferred, or accounted for as capital expenditures. When estimating the expected cost for each heavy maintenance event, management considers multiple factors, including historical costs and experience and information provided by third-party maintenance providers. These estimates may be subsequently adjusted for changes and the final determination of actual costs incurred.

The principal considerations for our determination that performing procedures relating to heavy maintenance costs is a critical audit matter are (i) the significant judgment by management when developing the estimated costs for heavy maintenance events, which in turn led to (ii) a high degree of  auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the estimated costs for uncompleted heavy maintenance events and management’s significant assumptions related to historical costs and experience and information provided by third-party maintenance providers.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accounting for heavy maintenance costs, including controls over management’s process to estimate and monitor the costs of uncompleted heavy maintenance events. These procedures also included, among others, testing management’s process for developing the estimated costs for uncompleted heavy maintenance events. This included evaluating the appropriateness of the methods and reasonableness of the significant assumptions used by management in developing the estimated costs for uncompleted heavy maintenance events, testing the completeness and accuracy of historical costs and experience data used in the estimate, and assessing management’s process for monitoring the estimated costs of ongoing heavy maintenance events.  Evaluating management’s assumptions related to historical costs and experience and information provided by third-party maintenance providers involved evaluating whether the assumptions used by management were reasonable considering (i) past performance of comparable heavy maintenance events, (ii) testing information from third-party maintenance providers on a sample basis, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit, such as testing for unrecorded liabilities and subsequent event procedures.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 17, 2022

We have served as the Company’s auditor since 2007.

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$910,965	$845,589
Restricted cash	10,052	10,692
Accounts receivable, net of allowance of $4,003 and $1,233, respectively	305,905	265,521
Prepaid expenses, assets held for sale and other current assets	99,100	95,919
Total current assets	1,326,022	1,217,721
Property and Equipment
Flight equipment	5,449,100	5,061,387
Ground equipment	101,824	86,670
Less: accumulated depreciation	(1,319,636)	(1,147,613)
Flight equipment purchase deposits and modifications in progress	352,422	110,150
Property and equipment, net	4,583,710	4,110,594
Other Assets
Operating lease right-of-use assets	138,744	255,805
Deferred costs and other assets	329,971	374,242
Intangible assets, net and goodwill	64,796	70,826
Total Assets	$6,443,243	$6,029,188

Liabilities and Equity
Current Liabilities
Accounts payable	$82,885	$107,604
Accrued liabilities	641,978	583,160
Current portion of long-term debt and finance leases	639,811	298,690
Current portion of long-term operating leases	55,383	157,732
Total current liabilities	1,420,057	1,147,186
Other Liabilities
Long-term debt and finance leases	1,655,075	2,020,451
Long-term operating leases	166,022	318,850
Deferred taxes	354,798	203,586
Financial instruments and other liabilities	37,954	77,576
Total other liabilities	2,213,849	2,620,463
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 34,707,860 and 32,877,533 shares issued, 29,215,702 and 27,517,297 shares outstanding (net of treasury stock), as of December 31, 2021 and December 31, 2020, respectively	347	329
Additional paid-in capital	934,516	873,874
Treasury stock, at cost; 5,492,158 and 5,360,236 shares, respectively	(225,461)	(217,889)
Accumulated other comprehensive loss	(511)	(1,904)
Retained earnings	2,100,446	1,607,129
Total stockholders’ equity	2,809,337	2,261,539
Total Liabilities and Equity	$6,443,243	$6,029,188

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019

Operating Revenue	$4,030,829	$3,211,116	$2,739,189

Operating Expenses
Salaries, wages and benefits	924,440	737,963	599,811
Aircraft fuel	824,928	440,649	483,827
Maintenance, materials and repairs	472,537	506,297	381,701
Depreciation and amortization	281,209	257,672	251,097
Navigation fees, landing fees and other rent	184,060	155,107	144,809
Travel	162,986	154,792	189,211
Passenger and ground handling services	156,962	138,822	130,698
Aircraft rent	67,745	96,865	155,639
Loss (gain) on disposal of aircraft	(794)	(7,248)	5,309
Special charge	-	16,265	638,373
Transaction-related expenses	1,001	2,780	4,164
Other	244,461	216,384	215,521
Total Operating Expenses	3,319,535	2,716,348	3,200,160

Operating Income (Loss)	711,294	494,768	(460,971)

Non-operating Expenses (Income)
Interest income	(723)	(1,076)	(4,296)
Interest expense	107,492	114,635	120,330
Capitalized interest	(8,316)	(925)	(2,274)
Loss on early extinguishment of debt	6,042	81	804
Unrealized loss (gain) on financial instruments	113	71,053	(75,109)
Other (income) expense, net	(40,705)	(185,742)	(27,668)
Total Non-operating Expenses (Income)	63,903	(1,974)	11,787

Income (loss) before income taxes	647,391	496,742	(472,758)
Income tax expense (benefit)	154,074	136,456	(179,645)
Net Income (Loss)	$493,317	$360,286	$(293,113)
Earnings (loss) per share:
Basic	$17.06	$13.64	$(11.35)
Diluted	$16.16	$13.50	$(11.35)
Weighted average shares:
Basic	28,910	26,408	25,828
Diluted	30,543	26,690	25,828

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net Income (Loss)	$493,317	$360,286	$(293,113)
Other comprehensive income:
Reclassification to loss on early extinguishment of debt	890	-	-
Reclassification to interest expense	920	1,178	1,336
Income tax benefit	(417)	(264)	(322)
Other comprehensive income	1,393	914	1,014
Comprehensive Income (Loss)	$494,710	$361,200	$(292,099)

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2021	2020	2019

Operating Activities:
Net Income (Loss)	$493,317	$360,286	$(293,113)

Adjustments to reconcile Net Income (Loss) to net cash provided by operating activities:
Depreciation and amortization	357,330	328,101	316,821
Accretion of debt securities discount	-	(2)	(244)
Provision for (reversal of) expected credit losses	(378)	463	41
Loss on early extinguishment of debt	6,042	81	804
Special charge, net of cash payments	-	16,265	638,373
Unrealized loss (gain) on financial instruments	113	71,053	(75,109)
Loss (gain) on disposal of aircraft	(794)	(7,248)	5,309
Deferred taxes	152,399	133,598	(180,553)
Stock-based compensation	14,014	21,997	25,189
Changes in:
Accounts receivable	(37,800)	26,132	(22,524)
Prepaid expenses, current assets and other assets	(49,763)	(56,716)	(66,843)
Accounts payable, accrued liabilities and other liabilities	(11,496)	115,532	(47,807)
Net cash provided by operating activities	922,984	1,009,542	300,344
Investing Activities:
Capital expenditures	(90,288)	(78,933)	(133,554)
Purchase deposits and payments for flight equipment and modifications	(407,684)	(184,273)	(214,236)
Investment in joint ventures	(4,893)	(9,298)	(2,028)
Proceeds from insurance	-	-	38,133
Proceeds from investments	-	881	15,624
Proceeds from disposal of aircraft	9,470	126,335	10,300
Net cash used for investing activities	(493,395)	(145,288)	(285,761)
Financing Activities:
Proceeds from debt issuance	212,717	417,733	115,992
Payment of debt issuance costs	(9,541)	(6,100)	(2,404)
Payments of debt and finance lease obligations	(542,594)	(429,749)	(344,674)
Proceeds from revolving credit facility	-	75,000	100,000
Payment of revolving credit facility	-	(175,000)	-
Customer maintenance reserves and deposits received	17,745	15,168	14,736
Customer maintenance reserves paid	(35,608)	(14,437)	(8,174)
Treasury shares withheld for payment of taxes	(7,572)	(4,018)	(9,370)
Net cash used for financing activities	(364,853)	(121,403)	(133,894)
Net increase (decrease) in cash, cash equivalents and restricted cash	64,736	742,851	(119,311)
Cash, cash equivalents and restricted cash at the beginning of period	856,281	113,430	232,741
Cash, cash equivalents and restricted cash at the end of period	$921,017	$856,281	$113,430

Noncash Investing and Financing Activities:

Acquisition of property and equipment included in Accounts payable and accrued liabilities	$38,985	$36,619	$37,390
Acquisition of property and equipment acquired under operating leases	$16,117	$91,538	$28,827
Acquisition of flight equipment under finance leases	$191,994	$18,476	$10,825
Customer maintenance reserves settled with sale of aircraft	$-	$6,497	$-
Issuance of shares related to settlement of warrant liability	$31,583	$49,545	$-

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained	Total
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2018	$306	$(204,501)	$736,035	$(3,832)	$1,539,956	$2,067,964
Net Loss	-	-	-	-	(293,113)	(293,113)
Other comprehensive income	-	-	-	1,014	-	1,014
Stock-based compensation	-	-	25,189	-	-	25,189
Issuance of warrants	-	-	495	-	-	495
Treasury shares of 185,688 withheld for payment of taxes	-	(9,370)	-	-	-	(9,370)
Issuance of 466,271 shares of restricted stock	4	-	(4)	-	-	-
Balance at December 31, 2019	$310	$(213,871)	$761,715	$(2,818)	$1,246,843	$1,792,179
Net Income	-	-	-	-	360,286	360,286
Other comprehensive income	-	-	-	914	-	914
Stock-based compensation	-	-	21,997	-	-	21,997
Issuance of warrants	-	-	40,636	-	-	40,636
Treasury shares of 182,270 withheld for payment of taxes	-	(4,018)	-	-	-	(4,018)
Issuance of 1,375,421 shares related to settlement of warrant	14	-	49,531	-	-	49,545
Issuance of 453,270 shares of restricted stock	5	-	(5)	-	-	-
Balance at December 31, 2020	$329	$(217,889)	$873,874	$(1,904)	$1,607,129	$2,261,539
Net Income	-	-	-	-	493,317	493,317
Other comprehensive income	-	-	-	1,393	-	1,393
Stock-based compensation	-	-	14,014	-	-	14,014
Issuance of warrants	-	-	15,063	-	-	15,063
Treasury shares of 131,922 withheld for payment of taxes	-	(7,572)	-	-	-	(7,572)
Issuance of 1,467,861 shares related to settlement of warrant	15	-	31,568	-	-	31,583
Issuance of 342,466 shares of restricted stock	3	-	(3)	-	-	-
Balance at December 31, 2021	$347	$(225,461)	$934,516	$(511)	$2,100,446	$2,809,337

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

1. Basis of Presentation

Our consolidated financial statements include the accounts of the holding company, Atlas Air Worldwide Holdings, Inc. (“AAWW”), and its consolidated subsidiaries.  AAWW is the parent company of our principal operating subsidiary, Atlas Air, Inc. (“Atlas”), and several subsidiaries related to our dry leasing services (collectively referred to as “Titan”).  AAWW also has a 51% equity interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”).  We record our share of Polar’s results under the equity method of accounting.  Polar is a variable interest entity that we do not consolidate because we are not the primary beneficiary and we generally do not have any financial exposure to fund debt obligations or operating losses of Polar (see Note 4 for further discussion).

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

Certain reclassifications have been made to prior periods in the notes to the consolidated financial statements to conform to the current year’s presentation of segments (see Note 13 for further discussion).  Except for per share data, all dollar amounts are in thousands unless otherwise noted.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the amounts reported in these financial statements and the related disclosures. Actual results may differ from those estimates.  Estimates are used in determining, among other items, asset lives and residual values, cash flows and fair values for impairments, operating lease right-of-use assets, heavy maintenance costs, income tax accounting, business combinations, intangible assets, warrants, contingent liabilities (including, but not limited to litigation accruals), valuation allowances (including, but not limited to, those related to receivables, expendable parts inventory and deferred taxes), revenue, long-term incentive compensation and employee benefit accruals.

Revenue Recognition

Airline Operations

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

Our performance obligations under Charter contracts involve the provision of cargo and passenger aircraft charter services to customers, including the U.S. Military Air Mobility Command (“AMC”), brokers, freight forwarders, direct shippers, airlines, e-commerce retailers, manufacturers, sports teams and fans, and private charter customers.  Our obligations are for one or more flights based on a specific origin and destination.  We also provide limited airport-to-airport cargo services to select markets, including several cities in Asia and South America.  The customer pays a fixed charter fee or a variable fee generally based on the weight of cargo flown and our obligations involve all direct operating costs for both cargo and passenger charters, which typically include fuel, insurance, landing and navigation fees, and most other operational fees and costs.  When we purchase cargo capacity from our customers for Charter flights, we are responsible for selling the capacity we purchase.  We record revenue related to such purchased capacity as part of Airline Operations revenue and record the related rent expenses in Navigation fees, landing fees and other rent.

Revenue is typically recognized as the services are performed based on Block Hours operated on behalf of a customer during a given month.  Revenue for contracts with scheduled rate changes, excluding inflationary adjustments, is recognized over the term of the contract using an estimated average rate per Block Hour, which requires significant judgment to estimate the total number of Block Hours expected.  Any revenue adjustments, including those related to minimum contracted Block Hour guarantees and on-time performance targets, are recognized over the applicable measurement period for the adjustment.  Payment terms and conditions vary by contract.  Since any advance payments are typically made shortly before the services are performed, such payments are not considered significant financing components.  We generally expense sales commissions when incurred because the amortization period is less than one year.

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

To manage our residual value risk, we require lessees to perform maintenance on the Dry Leased assets and they may also be required to make maintenance payments to us during or at the end of the lease term.  When an aircraft is returned at the end of lease, if we choose not to re-lease or sell the returned aircraft, we typically have the ability to operate the aircraft in our Airline Operations segment.

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

Expendable Parts

Expendable parts, materials and supplies for flight equipment are carried at average acquisition costs and are included in Prepaid expenses, held for sale and other current assets.  When used in operations, they are charged to maintenance expense.  Allowances for excess and obsolescence for expendable parts expected to be on hand at the date aircraft are retired from service are provided over the estimated useful lives of the related airframes and engines.  These allowances are based on management estimates, which are subject to change as conditions in the business evolve. The net book value of expendable parts inventory was $57.0 million as of December 31, 2021 and $52.5 million at December 31, 2020, net of allowances for obsolescence of $42.4 million at December 31, 2021 and $34.9 million at December 31, 2020.

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

Depreciation expense related to property and equipment was $216.8 million in 2021, $205.1 million in 2020 and $220.2 million in 2019.

The net book value of flight equipment used in Airline Operations was $2,812.0 million and $2,578.0 million as of December 31, 2021 and December 31, 2020, respectively.  The accumulated depreciation for flight equipment used in Airline Operations was $836.1 million and $753.6 million as of December 31, 2021 and December 31, 2020, respectively. The net book value of flight equipment used in Dry Leasing was $1,388.6 million and $1,395.8 million as of December 31, 2021 and December 31, 2020, respectively.  The accumulated depreciation for flight equipment used in Dry Leasing was $412.4 million and $334.0 million as of December 31, 2021 and December 31, 2020, respectively.

Rotable parts are recorded in Property and equipment, net, and are depreciated over their average remaining fleet lives and written off when they are determined to be beyond economic repair.  The net book value of rotable parts inventory was $314.8 million as of December 31, 2021 and $278.0 million as of December 31, 2020.

During the fourth quarter of 2019, we recorded an impairment charge of $33.6 million to write down certain rotable parts related to our 747-400 freighter fleet.  See Note 6 for further discussion.

Committed capital expenditures are expected to be $763.9 million in 2022 and $345.4 million in 2023.  These expenditures include pre-delivery payments for our December 2021 agreement to purchase four new 777-200LRF aircraft from The Boeing Company (“Boeing”) that are expected to be delivered from November 2022 through November 2023.  In addition, these amounts include our January 2021 agreement to purchase four 747-8F aircraft from Boeing that are expected to be delivered from May 2022 through October 2022, and other agreements to acquire spare engines.

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

The total amount of goodwill was $40.4 million, which is included in Intangible assets, net and goodwill in the consolidated balance sheets as of December 31, 2021 and 2020 (see Note 7).  During the fourth quarter of 2021, we performed a qualitative analysis and determined that goodwill was not impaired.

Impairment of Long-Lived Assets

We record impairment charges for long-lived assets when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the associated carrying amount and the net book value of the assets exceeds the associated estimated fair value.

For flight equipment, operating lease right-of-use assets and finite-lived intangibles used in our Airline Operations segment, assets are grouped at the operating fleet level for impairment testing.  For flight equipment and finite-lived intangibles used in our Dry Leasing segment, assets are assessed at the individual aircraft or engine level for impairment testing.

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

Variable Interest Entities and Off-Balance Sheet Arrangements

Dry Leasing Joint Venture

We hold a 10% interest in a joint venture with an unrelated third party, which we entered into in December 2019, to develop a diversified freighter aircraft dry leasing portfolio.  Through Titan, we provide aircraft- and lease-management services to the joint venture for fees based upon aircraft assets under management, among other things.  Our investment in the joint venture is accounted for under the equity method of accounting.  Under the joint venture, we have a commitment to provide of up to $40.0 million of capital contributions before December 2022, of which $9.2 million has been contributed as of December 31, 2021.  Our maximum exposure to losses from the entity is limited to our investment.  In 2020, we completed a sale-leaseback transaction under an eight-year operating lease for a 777-200LRF with the joint venture and received proceeds from the sale of $80.7 million.

The following table summarizes our transactions and balances with our dry leasing joint venture:

	For the Years Ended December 31,
Revenue and Expenses:	2021	2020
Revenue from dry leasing joint venture	$1,210	$1,256
Aircraft rent to dry leasing joint venture	9,000	1,275

Aggregate Carrying Value of Joint Venture as of:	December 31, 2021	December 31, 2020
Aggregate Carrying Value of Dry Leasing Joint Venture	$8,448	$4,438

Parts Joint Venture

We hold a 50% interest in a joint venture with an unrelated third party to purchase rotable parts and provide repair services for those parts, primarily for 747-8F aircraft.  The joint venture is a variable interest entity and we have not consolidated the joint venture because we are not the primary beneficiary as we do not exercise financial control.  Our investment in the joint venture is accounted for under the equity method of accounting and was $19.2 million as of December 31, 2021 and $21.0 million as of December 31, 2020. Our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts.  The joint venture does not have any third-party debt obligations.  We had Accounts receivable from the joint venture of $0.3 million as of December 31, 2021 and $0.2 million as of December 31, 2020.  We had Accounts payable to the joint venture of $1.2 million as of December 31, 2021 and $0.9 million as of December 31, 2020.

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

Heavy Maintenance

Except as described in the paragraph below, we account for heavy maintenance costs for airframes and engines using the direct expense method.  Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs after considering multiple factors, including historical costs, experience and information provided by third-party maintenance providers.  These estimates may be subsequently adjusted for changes and the final determination of actual costs incurred. As of December 31, 2021 and 2020, Accrued heavy maintenance was $79.6 million and $95.4 million, respectively.

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

	2021	2020
Beginning balance, net	$191,303	$184,279
Deferred maintenance costs	38,438	50,322
Amortization of deferred maintenance	(49,066)	(43,298)
Ending balance, net	$180,675	$191,303

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB amended its accounting guidance for certain financial instruments with characteristics of liabilities and equity, including convertible debt instruments.  For convertible debt with a cash conversion feature, the amended guidance removes the current accounting model to separately account for the liability and equity components, which currently results in the amortization of a debt discount to interest expense.  Under this amended guidance, such convertible debt will be accounted for as a single debt instrument with no amortization of a debt discount, unless certain other conditions are met.  The amended guidance also requires the use of the if-converted method when calculating the dilutive impact of convertible debt on earnings per share.  Effective January 1, 2022, we are adopting the amended guidance and applying the modified retrospective approach, under which the guidance is applied only to the most current period presented. While we are still assessing the impact the amended guidance will have on our financial statements, on January 1, 2022, we expect to record an increase of approximately $31.0 million to the carrying value of our convertible notes; a reduction of approximately $119.6 million to Additional paid-in-capital; and a cumulative effect adjustment of approximately $88.7 million to Retained earnings. In addition, the amended guidance is expected to result in a material increase in net income and reduction in interest expense, as well as a material reduction in diluted earnings per share resulting from an increase in the number of shares included in the denominator.

3. COVID-19 Pandemic

COVID-19

In December 2019, COVID-19 was first reported in China and has since spread throughout the world.  In March 2020, COVID-19 was determined to be a global pandemic by the World Health Organization.  Since this public health crisis began, it has disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in a reduction in flights by some of our customers and lower U.S. Military Air Mobility Command (“AMC”) passenger flying as the military had taken precautionary measures to limit the movement of personnel through June 2021.  Commercial charter cargo demand and yields, net of fuel, have increased as a result of the ongoing reduction of available cargo capacity provided by passenger airlines in the market and increased demand for transporting goods due to the COVID-19 pandemic.  We have incurred and expect to continue to incur significant additional costs, including premium pay for pilots operating in certain areas significantly impacted by COVID-19; other operational costs, including costs for continuing to provide a safe working environment for our employees; and higher crew costs related to increased pay rates we provided to our pilots beginning in May 2020 in advance of a new joint collective bargaining agreement (“JCBA”) with our pilots beginning in September 2021 (see Note 14 for additional discussion).  In addition, COVID-19-related airport closures, employees who are unable to work, vaccine mandates, disruption of operations by our third-party service providers, availability of hotels and restaurants, ground handling delays or reductions in passenger flights by other airlines globally, have impacted and could further impact our ability to position employees to operate and fully utilize all of our aircraft.

To mitigate the impact of any COVID-19 pandemic disruptions, we have:

•	made COVID-19 vaccinations and test kits available to employees and their families;
•	provided paid time-off for employees to get COVID-19 vaccinations;
•	implemented frequent deep cleaning of all aircraft and facilities;
•	provided safety kits for each crewmember and all aircraft;
•	continuously adjusted routes to limit exposure to regions significantly impacted by the COVID-19 pandemic;

•	implemented significant workforce testing, social distancing and protection measures at all of our facilities;
•	arranged for employees who can work remotely to do so and developed plans for a partial return to the workplace based on local conditions;
•	reduced nonessential employee travel;
•	reduced the use of contractors;
•	implemented a number of other cost reduction initiatives;
•	taken other actions, such as the sale of certain nonessential assets; and
•	entered into a PSP Agreement with the U.S. Treasury with respect to payroll support funding available to cargo carriers under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Payroll Support Program under the CARES Act

As of May 29, 2020 (the “PSP Closing Date”), two subsidiaries of the Company, Atlas and Southern Air, Inc. (the “PSP Recipients”) entered into a PSP Agreement with the U.S. Treasury.  As of the PSP Closing Date, AAWW also entered into a Warrant Agreement (the “Warrant Agreement”) with the U.S. Treasury, and AAWW issued a senior unsecured promissory note to the U.S. Treasury (the “Promissory Note”), with the PSP Recipients as guarantor.

In connection with the Payroll Support Program, we are required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the PSP Agreement be used exclusively for the payment of certain employee wages, salaries and benefits of the PSP Recipients.  The Payroll Support Program subjects the PSP Recipients and certain of their affiliates to a number of restrictions, including certain limitations on executive compensation until March 24, 2022 and prohibitions of repurchasing shares in the open market of, or making dividend payments with respect to, our common stock that expired on September 30, 2021.  Under the PSP Agreement, we must also maintain certain internal controls and records relating to the payroll support funding and we are subject to additional reporting obligations.

Pursuant to the PSP Agreement, the U.S. Treasury provided us with payroll support funding totaling $406.8 million in 2020.  As compensation for payroll support funding under the PSP Agreement, we issued the Promissory Note to the U.S. Treasury, which provides for our unconditional promise to pay to the U.S. Treasury $199.8 million.

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

In connection with and as compensation for payroll support funding under the PSP Agreement, we also entered into a Warrant Agreement pursuant to which we granted the U.S. Treasury warrants to acquire up to 625,452 shares of our common stock.

The Warrant Agreement provides the U.S. Treasury certain registration rights with respect to each warrant and the underlying common stock.  Each warrant is exercisable at an exercise price of $31.95 per share of common stock (which was the closing price of our common stock on the Nasdaq Global Select Market on May 1, 2020) and will expire on the fifth anniversary of the issue date of such warrant.  Each warrant may be settled through net share settlement or net cash settlement, at our option.  Each warrant includes customary antidilution provisions and is freely transferable with registration rights.  The U.S. Treasury is not permitted to vote any shares it acquires upon exercise of each warrant.  The grant date fair value, as determined using the Black-Scholes model, of each warrant was recognized as Additional paid-in capital and totaled $14.4 million.  Each warrant will not be remeasured as long as it continues to meet the conditions for equity classification.  As of December 31, 2021, no portion of the warrants have been exercised.

We initially recognized deferred grant income within Accrued liabilities for the difference between the payroll support funding received in 2020 under the PSP Agreement and the amounts recorded for the Promissory Note and the Warrant Agreement.  Grant income has been subsequently recognized within Other (income) expense, net in the consolidated statement of operations on a pro-rata basis over the periods that the qualifying employee wages, salaries and benefits were paid.  The remaining $40.9 million of deferred grant income as of December 31, 2020 was recognized as grant income within Other (income) expense, net in the first quarter of 2021. For 2020, we recognized grant income of $151.6 million.

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

The following table summarizes the aircraft types, services and number of aircraft provided to Polar and DHL as of December 31, 2021:

Aircraft	Service	Total
747-8F	ACMI	6
747-400F	ACMI	2
777-200LRF	CMI	6
777-200LRF	CMI and Dry Leasing	2
777-200LRF	Dry Leasing	2
767-300	CMI and Dry Leasing	2
767-300	CMI	2
Total		22

The following table summarizes our transactions and balances with Polar:

	For the Years Ended December 31,
Revenue and Expenses:	2021	2020	2019
Revenue from Polar	$320,901	$323,907	$374,236
Ground handling and airport fees to Polar	4,119	3,302	2,202

Accounts receivable/payable as of:	December 31, 2021	December 31, 2020
Receivables from Polar	$22,311	$31,079
Payables to Polar	3,082	3,477

Aggregate Carrying Value of Polar Investment as of:	December 31, 2021	December 31, 2020
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

In addition to the amounts in the table above, Atlas recognized revenue of $194.9 million in 2021, $226.8 million in 2020, and $101.3 million in 2019 from flying on behalf of Polar.

5. Supplemental Balance Sheet and Cash Flow Information

Accounts Receivable

Accounts receivable, net of allowances related to customer contracts, excluding Dry Leasing contracts, was $248.4 million as of December 31, 2021 and $195.6 million as of December 31, 2020.

Allowance for expected credit losses, included within Accounts receivable, is as follows:

	2021	2020	2019
Beginning balance	$1,233	$1,822	$1,563
Bad debt expense (recovery)	(378)	463	41
Amounts written off, net of recoveries	3,148	(1,052)	218
Ending balance	$4,003	$1,233	$1,822

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2021	2020
Salaries, wages and benefits	$211,801	$136,753
Maintenance	135,133	142,374
Customer maintenance reserves	87,565	93,092
Deferred revenue	58,616	41,665
Aircraft fuel	40,855	24,578
Deferred grant income	-	40,944
Other	108,008	103,754
Accrued liabilities	$641,978	$583,160

Revenue Contract Liability

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition.  The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Deferred Revenue liability balances during the year ended December 31, 2021 were as follows:

Balance as of December 31, 2020	$30,291
Revenue recognized	(348,810)
Amounts collected or invoiced	371,166
Balance as of December 31, 2021	$52,647

Supplemental Cash Flow Information

Cash interest paid to lenders is calculated on the face amount of our various debt instruments based on the contractual interest rates in effect during each payment period.

The following table summarizes interest and income taxes paid:

	2021	2020	2019
Interest paid	$66,623	$76,310	$88,788
Income taxes paid, net of refunds	$2,230	$1,170	$(1,715)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$910,965	$845,589
Restricted cash	10,052	10,692
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$921,017	$856,281

6. Special Charge and Other Income

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

Our reviews in 2019 of all other asset groups, which included the remainder of our flight equipment, did not identify any indicators of impairment.  Despite the conditions described above that impacted our 747-400 freighter fleet used in our ACMI and Charter businesses, demand remained strong and often increased for our other freighter fleet types used in those businesses.  These include 747-8F, 777-200LRF and 767-300 freighter aircraft, which are used primarily to provide ACMI and CMI services for express and e-commerce customers.

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

During 2019, we also incurred impairment charges related to the write-down of certain CF6-80 engines in our Dry Leasing portfolio that were sold.  In addition, we incurred impairment charges related to two 737-400 passenger aircraft that were previously used for training purposes, certain spare CF6-80 engines that were written down as part of the 747-400 freighter fleet discussed above and three aircraft in our Dry Leasing portfolio, which were all classified as held for sale.  Depreciation ceased on the assets when they were classified as held for sale

The following table summarizes the Special charge in the consolidated statements of operations for the year ended December 31, 2019:

Impairment of 747-400 freighter aircraft and related assets	$580,279
Impairment of assets sold, held for sale and other	58,094
Special charge	$638,373

During 2020, we recognized impairment losses of $16.3 million related to fair value adjustments for the assets held for sale, within Special charge in the consolidated statements of operations.  During 2021 and 2020, we received net proceeds of $9.5 million and $126.3 million, and recognized net gains of $0.8 million and $7.2 million, respectively, from the completion of the sales of some of the spare CF6-80 engines, the three aircraft in our Dry Leasing Portfolio and the two 737-400 passenger aircraft previously used for training purposes.

The carrying value of the remaining assets held for sale was $5.5 million and $14.1 million as of December 31, 2021 and 2020, respectively, which was included within Prepaid expense, held for sale and other current assets in the consolidated balance sheets.  We estimated the fair value of these assets, less costs to sell, based on bids received from independent third parties or recently completed sales.  These assets are classified as Level 3 under the fair value hierarchy (see Note 12). Sales of the remaining assets are expected to be completed during 2022.

Other Income

During 2021, 2020 and 2019, we recognized refunds of $4.6 million, $39.5 million and $27.6 million, respectively, related to aircraft rent paid in previous years within Other income, net in the consolidated statements of operations.

7. Intangible Assets, Net and Goodwill

The following table presents our Intangible assets, net and goodwill as of December 31:

	2021	2020
Lease intangible	$54,891	$54,891
Goodwill	40,361	40,361
Customer relationship	26,280	26,280
Less: accumulated amortization	(56,736)	(50,706)
	$64,796	$70,826

Lease intangibles resulted from the acquisition of various aircraft with in-place Dry Leases to customers on a long-term basis and are amortized on a straight-line basis over the life of the leases.  Goodwill is primarily attributable to our acquisition of an airline in 2016 and is related to our Airline Operations segment. Customer relationship represents our underlying relationship and agreements with DHL.

Amortization expense related to intangible assets was $6.0 million in 2021, $6.0 million in 2020 and $6.2 million in 2019.

The estimated future amortization expense of intangible assets as of December 31, 2021 is as follows:

2022	$6,030
2023	4,854
2024	1,643
2025	1,643
2026	1,643
Thereafter	8,622
Total	$24,435

8. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involve, among other things, CMI operation of up to 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan.  The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  As of December 31, 2021, 19 767-300 freighters were in Dry Lease service, of which 17 were operating in CMI service.

In conjunction with the agreements entered into in May 2016, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.34 per share, as adjusted (“Warrant A”).  All 7.5 million shares, as adjusted, vested in full and were exercised in two transactions.  In October 2020, Amazon exercised shares of Warrant A through a cashless exercise resulting in the issuance of 1,375,421 shares of our common stock. In January 2021, Amazon exercised the remaining shares of Warrant A through a cashless exercise resulting in the issuance of 1,210,741 shares of our common stock.

The agreements entered into in May 2016 also provided incentives for future growth of the relationship as Amazon may increase its business with us.  In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.34 per share, as adjusted (“Warrant B”).  This warrant to purchase 3.77 million shares, as adjusted, will vest in increments of 37,660 shares, as adjusted, each time Amazon has paid $4.2 million of revenue to us, up to a total of $420.0 million, for incremental business beyond the original 20 767-300 freighters.  As of December 31, 2021, 979,160 shares, as adjusted, of Warrant B have vested.  Upon vesting, Warrant B becomes exercisable in accordance with its terms through May 2023. In January and November of 2021, Amazon exercised shares of Warrant B through a cashless exercise resulting in the issuance of 69,709 and 187,411 shares of our common stock, respectively.

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we began providing CMI services using Boeing 737-800 freighter aircraft provided by Amazon.  The 737-800 CMI operations are for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years).  As of December 31, 2021, eight 737-800 freighter aircraft were operating in CMI service.

In connection with the amended agreements, we granted Amazon a warrant to acquire up to an additional 9.9% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrant, for an exercise price of $52.67 per share, as adjusted (“Warrant C”).  After Warrant B has vested in full, this warrant to purchase 6.66 million shares, as adjusted, would vest in increments of 45,623 shares, as adjusted, each time Amazon has paid $6.9 million of revenue to us, up to a total of $1.0 billion, for incremental business beyond Warrant A and Warrant B.  As of December 31, 2021, no portion of Warrant C has vested.  Upon vesting, Warrant C would become exercisable in accordance with its terms through March 2026.

While Amazon would be entitled to vote the shares it owns up to 14.9% of our outstanding common shares, in its discretion, it would be required to vote any shares it owns in excess of 14.9% of our outstanding common shares in accordance with the recommendation of our board of directors.

Upon the vesting of Warrant A in previous years, the fair value of the warrant was recognized as a customer incentive asset within Deferred costs and other assets, net and is amortized as a reduction of Operating Revenue in proportion to the amount of revenue recognized over the terms of the Dry Leases and CMI agreements. When it becomes probable that an increment of either Warrant B or C will vest and the related revenue begins to be recognized, the grant date fair value of such portion is recognized as a customer incentive asset within Deferred costs and other assets, net and is amortized as a reduction of Operating Revenue in proportion to the amount of related revenue recognized.  The grant date fair value of such increment is also recorded as Additional paid-in capital.  At the time of vesting, any amounts recorded in Additional paid-in capital related to Dry Lease contracts would be reclassified as a warrant liability within Financial instruments and other liabilities with changes in fair value recorded in Unrealized loss (gain) on financial instruments. There has been no vesting of Warrant B or C related to Dry Leases.

We amortized $44.2 million, $39.1 million and $33.1 million of the customer incentive asset as a reduction of Operating Revenue for 2021, 2020 and 2019 respectively. Amortization of the customer incentive asset in 2019 included $6.4 million of accelerated amortization related to a 767-300 aircraft that is no longer in CMI service.

Customer incentive asset included within Deferred costs and other assets is as follows:

	2021	2020
Beginning balance	$125,276	$152,534
Initial value for vested portion of warrant	15,063	11,832
Amortization of customer incentive asset	(44,162)	(39,090)
Ending balance	$96,177	$125,276

We recognized a net unrealized loss of $0.1 million in 2021, $71.1 million in 2020 and a net unrealized gain of $75.1 million in 2019 on the Amazon warrant liability related to Warrant A.  The fair value of the Amazon warrant liability was zero as of December 31, 2021 and $31.5 million as of December 31, 2020. Due to the exercise of Warrant A discussed above, our earnings are no longer affected by changes in the fair value of our Amazon warrant liability.

9. Debt

Our debt obligations, as of December 31:

		2021		2020
	Range of Maturity Dates	Interest Rates (1)	Balance	Interest Rates (1)	Balance
Ex-Im Guaranteed Notes	2024 to 2025	1.91%	$231,921	1.90%	$307,223
Term loans	2022 to 2030	3.80%	967,481	3.94%	1,229,739
Private Placement Facility	2025 to 2026	3.44%	81,689	3.33%	98,070
Convertible Notes	2022 to 2024	2.04%	513,500	2.04%	513,500
Promissory Note	2030	1.00%	199,832	1.00%	199,832
Other debt	2028	2.94%	177,635	-	-
Total principal amount of debt			2,172,058		2,348,364
Less: unamortized debt discount and issuance costs			(54,174)		(79,905)
Total debt			2,117,884		2,268,459
Less current portion of debt			(508,285)		(276,990)
Long-term debt			$1,609,599		$1,991,469
(1)	Interest rates reflect weighted-average rates as of year-end.

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

Term Loans

We have entered into various term loans to finance the purchase of aircraft, passenger-to-freighter conversion of aircraft, and for GEnx engine performance upgrade kits and overhauls.  Each unsecured term loan requires payment of principal and interest quarterly in arrears, and certain term loans require lump-sum principal payments at maturity.  Funds drawn under each term loan are subject to usual and customary fees, and funds drawn typically bear interest at a fixed rate.  Each facility is guaranteed by us and subject to customary covenants and events of default.

The following table summarizes the terms for each term loan entered into during 2021 (in millions):

	Issue	Face	Original	Fixed Interest
	Date	Value	Term	Rate
First 2021 Term Loan	March 2021	$16.2	60 months	0.93%
Second 2021 Term Loan	June 2021	7.8	60 months	0.91%
Third 2021 Term Loan	November 2021	8.8	60 months	1.45%
Total		$32.8

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
(1) Subject to adjustment for certain specified events

Taken together, the purchases of the convertible note hedges and the sales of the warrants are intended to offset any economic dilution from the conversion of each of the Convertible Notes when the stock price is below the exercise price of the respective warrants and to effectively increase the overall conversion prices from $61.08 to $92.20 per share for the 2017 Convertible Notes and from $74.05 to $95.01 per share for the 2015 Convertible Notes.  However, for purposes of the computation of diluted EPS in accordance with GAAP through December 31, 2021, dilution typically occurs when the average share price of our common stock for a given period exceeds the conversion price.  See Note 2 for a discussion of the computation of diluted EPS under amended guidance for convertible notes effective on January 1, 2022.  The amended guidance requires the use of the if-converted method when calculating the dilutive impact of convertible debt on earnings per share.  The net cost incurred in connection with the convertible note hedges and warrants was recorded as a reduction to additional paid-in capital, net of tax, in the consolidated balance sheets.

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

Generally, holders may only convert their Convertible Notes at their option at any time prior to the earliest conversion dates, under the following circumstances:

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

The price of our common stock was greater than or equal to 130% of the conversion price of the 2017 Convertible Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended December 31, 2021. Therefore, our 2017 Convertible Notes became convertible at the holders’ option beginning on January 1, 2022 and continue to be convertible through March 31, 2022.  The impact of the 2017 Convertible Notes on our liquidity will depend on the settlement method we elect. As discussed above, our intent and policy is to settle conversions with a combination of cash and shares of common stock with the principal amount of the Convertible Notes paid in cash.

Through December 31, 2021, we separately account for the liability and equity components of convertible notes separately.  The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated conversion feature, assuming our nonconvertible unsecured debt borrowing rate.  The carrying value of the equity component, the conversion option, which was recognized as additional paid-in capital, net of tax, creates a debt discount on the convertible notes.  The debt discount was determined by deducting the relative fair value of the liability component from the proceeds of the convertible notes and is amortized to interest expense using an effective interest rate of 6.14% and 6.44% over the term of the 2017 Convertible Notes and the 2015 Convertible Notes, respectively.  With the adoption of the amended accounting guidance for convertible notes on January 1, 2022, amounts that were previously classified within equity will be reclassified to the liability component (see Note 2 for further discussion).

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

The Convertible Notes consisted of the following as of December 31:

	2021		2020
	2015 Convertible Notes	2017 Convertible Notes	2015 Convertible Notes	2017 Convertible Notes
Remaining life in months	5	29	17	41
Liability component:
Gross proceeds	$224,500	$289,000	$224,500	$289,000
Less: debt discount, net of amortization	(3,861)	(27,605)	(12,716)	(37,886)
Less: debt issuance cost, net of amortization	(352)	(2,109)	(1,172)	(2,923)
Net carrying amount	$220,287	$259,286	$210,612	$248,191

Equity component (1)	$52,903	$70,140	$52,903	$70,140
(1)	Included in Additional paid-in capital on the consolidated balance sheets.

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	2021	2020	2019
Contractual interest coupon	$10,470	$10,470	$10,470
Amortization of debt discount	19,132	17,971	16,880
Amortization of debt issuance costs	1,634	1,569	1,509
Total interest expense recognized	$31,236	$30,010	$28,859

Revolving Credit Facility

In December 2021, we amended and extended our previous three-year $200.0 million secured revolving credit facility into a new four-year $250.0 million secured revolving credit facility (the “Revolver”).  The Revolver is for general corporate purposes and is currently secured by mortgages against several 747-400 and 767-300 aircraft, and related engines.  Amounts outstanding under the Revolver are subject to borrowing base calculations, collateral coverage and fixed charge ratios.  The Revolver accrues interest monthly at SOFR plus a margin of 1.63% per annum for the first $125.0 million and 1.88% per annum when utilization exceeds $125.0 million.  The Revolver includes a facility fee of 0.35% on the undrawn portion.  In connection with entry into the Revolver, we paid usual and customary fees.  As of December 31, 2021, there were no amounts outstanding and we had $231.6 million of unused availability under the Revolver, based on the collateral borrowing base. In January 2022, our unused availability under the Revolver, based on the collateral borrowing base, increased to $250.0 million.

Other Debt

In October 2021, we refinanced a term loan secured by a 747-8F aircraft and received proceeds of $90.0 million from a financing with an 83-month term for this aircraft at a blended fixed rate of 2.90%, with principal and interest payable quarterly.  We used $50.4 million of the proceeds to repay a higher-rate term loan in full and recognized a $2.7 million loss on early extinguishment of debt. In connection with entry into this financing, we paid usual and customary commitment and other fees. While the financing involved a sale and leaseback of the aircraft, it did not qualify as a sale for accounting purposes.

In November 2021, we refinanced a term loan secured by a 747-8F aircraft and received proceeds of $90.0 million from a financing with an 84-month term for this aircraft at a blended fixed rate of 2.98%, with principal and interest payable quarterly.  We used $50.0 million of the proceeds to repay a higher-rate term loan in full and recognized a $3.3 million loss on early extinguishment of debt.  In connection with entry into this financing, we paid usual and customary commitment and other fees. While the financing involved a sale and leaseback of the aircraft, it did not qualify as a sale for accounting purposes.

Future Cash Payments for Debt

The following table summarizes the cash required to be paid by year and the carrying value of our debt reflecting the terms that were in effect as of December 31, 2021:

2022	$518,178
2023	415,865
2024	528,521
2025	126,421
2026	100,260
Thereafter	482,813
Total debt cash payments	2,172,058
Less: unamortized debt discount and issuance costs	(54,174)
Debt	$2,117,884

10. Leases and Guarantees

Lessee

The following table summarizes rental expenses in:

	2021	2020	2019
Aircraft and engines	$67,745	$96,865	$155,639
Purchased capacity, office, vehicles and other	$23,308	$18,708	$34,572

As of December 31, 2021, we lease 14 aircraft, of which 7 are operating leases.  Lease expirations for our leased aircraft range from March 2022 to June 2032.  In addition, we lease a variety of office space, airport station locations, warehouse space, vehicles and equipment, with lease expirations ranging from January 2022 to March 2036.  We also incur variable rental costs for aircraft, engines, ground equipment and storage space based on usage of the underlying equipment or property.  For leases with terms greater than 12 months, including renewal options when appropriate, we record the related right-of-use asset and lease liability as the present value of fixed lease payments over the lease term.  Since our leases do not typically provide a readily determinable discount rate, we use our incremental borrowing rate to discount lease payments to present value.

During the fourth quarter of 2019, we recorded an impairment charge of $272.5 million to write down our operating lease right-of-use assets and finance lease assets related to our 747-400 freighter fleet.  See Note 6 for further discussion.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheets as of December 31:

	Classification on the Consolidated Balance Sheets	2021	2020
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$138,744	$255,805
Finance lease assets	Property and equipment, net	149,459	46,024
Less: Accumulated amortization on finance lease assets	Property and equipment, net	(15,295)	(7,607)
Total lease assets		$272,908	$294,222

Liabilities
Current
Operating lease liabilities	Current portion of long-term operating leases	$55,383	$157,732
Finance lease liabilities	Current portion of long-term debt and finance leases	131,525	21,700
Noncurrent
Operating lease liabilities	Long-term operating leases	166,022	318,850
Finance lease liabilities	Long-term debt and finance leases	45,477	28,982
Total lease liabilities		$398,407	$527,264

Weighted Average Remaining Lease Term in years
Operating Leases	5.02	4.34
Finance Leases	3.19	6.88
Weighted Average Discount Rate
Operating Leases	3.95%	4.22%
Finance Leases	6.66%	13.84%

The following table presents information related to lease costs for finance and operating leases:

	2021	2020
Fixed operating lease costs (1)	$62,616	$86,013
Variable operating lease costs (1)	26,731	28,492
Finance lease costs:
Amortization of leased assets (2)	9,289	3,224
Interest on lease liabilities (3)	8,052	5,640
Total lease cost	$106,688	$123,369
(1)	Expenses are classified within Aircraft rent and Navigation fees, landing fees and other rent on the consolidated statement of operations. Short-term lease contracts are not material.
(2)	Expense is classified within Depreciation and amortization on the consolidated statement of operations.
(3)	Expense is classified within Interest expense on the consolidated statement of operations.

The table below presents supplemental cash flow information related to leases as follows:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$126,785	$161,645
Operating cash flows for finance leases	7,804	5,619
Financing cash flows for finance leases	152,541	6,502

As of December 31, 2021, maturities of lease liabilities for the periods indicated were as follows:

	Operating	Finance
	Leases	Leases	Total
2022	$62,909	$138,400	$201,309
2023	60,097	8,772	68,869
2024	56,955	9,229	66,184
2025	17,597	9,228	26,825
2026	11,351	9,218	20,569
Thereafter	34,019	39,468	73,487
Total minimum rental payments	242,928	214,315	457,243
Less: imputed interest	21,523	37,313	58,836
Total lease liabilities	$221,405	$177,002	$398,407

Lessor

As of December 31, 2021, our contractual amount of minimum receipts, excluding taxes, for the periods indicated under Dry Leases reflecting the terms that were in effect were as follows:

2022	$157,349
2023	123,698
2024	81,676
2025	81,119
2026	80,588
Thereafter	134,289
Total minimum lease receipts	$658,719

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

11. Income Taxes

The significant components of the provision for (benefit from) income taxes are as follows:

	2021	2020	2019
Current:
Federal	$-	$(71)	$-
State and local	1,111	680	22
Foreign	564	2,249	886
Total current expense	1,675	2,858	908
Deferred:
Federal	136,327	116,263	(172,038)
State and local	5,317	8,346	(8,908)
Foreign	10,755	8,989	393
Total deferred expense (benefit)	152,399	133,598	(180,553)
Total income tax expense (benefit)	$154,074	$136,456	$(179,645)

The domestic and foreign earnings (loss) before income taxes are as follows:

	2021	2020	2019
Domestic	$611,008	$443,087	$(510,739)
Foreign	36,383	53,655	37,981
Income (Loss) before income taxes	$647,391	$496,742	$(472,758)

A reconciliation of the provision (benefit) for income taxes applying the statutory federal income tax rate of 21.0% for the years ended December 31, 2021, 2020 and 2019, respectively, is as follows:

	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	(21.0%)
State and local taxes based on income, net of federal benefit	1.0%	0.8%	(1.0%)
Change in deferred foreign and state tax rates	0.5%	0.6%	(0.2%)
Customer incentive	—	3.0%	(3.3%)
Nondeductible compensation	0.8%	1.2%	1.1%
Other nondeductible expenses	0.3%	0.8%	0.3%
Favorable resolution of income tax examinations	—	—	(12.6%)
Tax effect of foreign operations	(0.5%)	(1.2%)	(1.8%)
Other	0.7%	1.3%	0.5%
Effective income tax expense (benefit) rate	23.8%	27.5%	(38.0%)

The effective income tax expense rate for the year ended December 31, 2021 differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes.

The effective income tax expense rate for the year ended December 31, 2020 differed from the U.S. statutory rate primarily due to nondeductible changes in the fair value of a customer warrant liability (see Note 8 for further discussion).

The effective income tax benefit rate for the year ended December 31, 2019 differed from the U.S. statutory rate primarily due to a tax benefit related to the favorable completion of an IRS examination of our 2015 income tax return, and to a lesser extent, a tax benefit due to nontaxable changes in the fair value of a customer warrant liability.

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The net noncurrent deferred tax asset (liability) was comprised of the following as of December 31:

	Assets (Liabilities)
	2021	2020
Deferred tax assets:
Net operating loss carryforwards and credits	$411,071	$468,585
Accrued compensation	38,085	24,880
Aircraft and other leases	60,850	111,819
Deferred grant income	-	9,019
Long-term debt	599	926
Obsolescence reserve	9,086	7,531
Stock-based compensation	1,947	1,814
Other	577	1,332
Total deferred tax assets	522,215	625,906
Valuation allowance	(23,185)	(24,070)
Net deferred tax assets	$499,030	$601,836
Deferred tax liabilities:
Fixed assets	$(767,273)	$(691,015)
Customer incentive	(5,094)	(8,888)
Deferred maintenance	(39,712)	(42,005)
Goodwill and other intangibles	(10,626)	(6,235)
Operating lease right-of-use assets	(30,459)	(56,346)
Total deferred tax liabilities	$(853,164)	$(804,489)

Deferred taxes included within following balance sheet line items:
Deferred taxes	$(354,798)	$(203,586)
Deferred costs and other assets	664	933
Net deferred tax assets (liabilities)	$(354,134)	$(202,653)

As of December 31, 2021 and 2020, we had U.S. net operating losses (“NOLs”), net of unrecognized tax benefits and valuation allowances, of approximately $1.6 billion and $1.8 billion, respectively, most of which will expire through 2037, if not utilized.  Additionally, we had foreign NOLs for Hong Kong and Singapore, net of unrecognized tax benefits, of approximately $564.6 million and $622.1 million as of December 31, 2021 and 2020, respectively, with no expiration date.

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

On each reporting date, management assesses whether we are more likely than not to realize some or all of our deferred tax assets.  After our assessment, we maintained a valuation allowance of $23.2 million and $24.1 million against our deferred tax assets as of December 31, 2021 and 2020, respectively.  The valuation allowance decreased by $0.9 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively.  The valuation allowance decreased by $5.4 million during the year ended December 31, 2019 primarily due to the favorable completion of an IRS examination of our 2015 income tax return. The valuation allowance is attributable to a limitation on NOL utilization resulting from the ownership change under Section 382.  Due to this limitation, we expect a portion of our NOLs generated in 2004 and prior years to eventually expire unused.

A reconciliation of the beginning and ending unrecognized income tax benefits is as follows:

	2021	2020	2019
Beginning balance	$27,440	$22,383	$74,275
Additions for tax positions related to the current year	1,650	4,971	1,414
Additions for tax positions related to prior years	566	127	-
Reductions for tax positions related to prior years	(132)	(41)	(53,306)
Ending balance	$29,524	$27,440	$22,383

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

Our policy is to record tax-related interest expense and penalties, if applicable, as a component of income tax expense.  For the periods ended December 31, 2021, 2020, and 2019, we recorded no benefit, a $0.1 million interest benefit and no benefit, respectively. There was no cumulative liability for tax-related interest as of December 31, 2021 and 2020.  We have not recorded any liability for income tax-related penalties, and the tax authorities historically have not assessed any.

For U.S. federal income tax purposes, the 2016 through 2021 income tax years remain subject to examination.  There are no U.S. federal income tax examinations in progress.  The Company files income tax returns in multiple states and foreign jurisdictions, primarily in Ireland, Hong Kong and Singapore.  The Company is currently undergoing income tax examinations in Hong Kong, Singapore and New York.  The 2015 through 2021 Hong Kong and Singapore income tax years are subject to examination.

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

Term loans and notes consist of term loans, the Ex-Im Guaranteed Notes, the Private Placement Facility, the Promissory Note and other debt financings.  The fair values of these debt instruments are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair value of our Convertible Notes is based on unadjusted quoted market prices for these securities.

The fair value of a customer warrant liability is based on a Monte Carlo simulation which requires inputs such as our common stock price, the warrant strike price, estimated common stock price volatility, and risk-free interest rate, among others.

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$910,965	$910,965	$910,965	$-	$-
Restricted cash	10,052	10,052	10,052	-	-
	$921,017	$921,017	$921,017	$-	$-

Liabilities
Term loans and notes	$1,638,311	$1,690,675	$-	$-	$1,690,675
Convertible notes (1)	479,573	758,424	758,424	-	-
	$2,117,884	$2,449,099	$758,424	$-	$1,690,675

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$845,589	$845,589	$845,589	$-	$-
Restricted cash	10,692	10,692	10,692	-	-
	$856,281	$856,281	$856,281	$-	$-

Liabilities
Term loans and notes	$1,809,656	$1,909,942	$-	$-	$1,909,942
Convertible notes (1)	458,803	560,975	560,975	-	-
Customer warrant	31,470	31,470	-	31,470	-
	$2,299,929	$2,502,387	$560,975	$31,470	$1,909,942

(1)	Carrying value is net of debt discounts and debt issuance costs. Hedge transactions associated with the Convertible Notes are reflected in additional paid-in capital (see Note 8).

13. Segment Reporting

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

We use an economic performance metric called Direct Contribution, which shows the profitability of each segment.  Direct Contribution includes Income (loss) before income taxes and excludes the following: Special charges, Transaction-related expenses, nonrecurring items, Loss (gain) on the disposal of aircraft, Loss on early extinguishment of debt, Unrealized loss (gain) on financial instruments and Unallocated income and expenses, net.  Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation.  Unallocated income and expenses, net include corporate overhead, nonaircraft depreciation, noncash expenses and income, interest expense on the portion of debt used for general corporate purposes, interest income on nondebt securities, capitalized interest, foreign exchange gains and losses, other revenue, other non-operating costs and CARES Act grant income

Our Airline Operations segment provides outsourced aircraft operating services to customers, including express delivery providers, e-commerce retailers, the U.S. military, charter brokers, freight forwarders, airlines, manufacturers, sports teams and fans, and private charter customers.  We generally provide these services on an ACMI, CMI and Charter basis.  Most agreements provide us with guaranteed minimum revenues at predetermined rates, levels of operation and defined periods of time.  We also provide certain services on a short-term basis.

Our Dry Leasing segment provides for the leasing of cargo and passenger aircraft and engines to customers, and aircraft- and lease-management services.  In our Dry Leasing segment, the customer operates, and is responsible for, insuring and maintaining the flight equipment.

Other represents revenue for services that are not allocated to any segment, including administrative and management support services and flight simulator training.

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income (loss) and Income (loss) before income taxes:

	2021	2020	2019
Operating Revenue:
Airline Operations	$3,888,601	$3,066,399	$2,553,630
Dry Leasing	163,365	165,181	200,781
Customer incentive asset amortization	(44,162)	(39,090)	(33,135)
Other	23,025	18,626	17,913
Total Operating Revenue	$4,030,829	$3,211,116	$2,739,189

Direct Contribution:
Airline Operations	$1,020,887	$739,619	$367,831
Dry Leasing	42,587	41,070	70,386
Total Direct Contribution for Reportable Segments	1,063,474	780,689	438,217

Unallocated income and (expenses), net	(409,721)	(201,016)	(337,434)
Loss on early extinguishment of debt	(6,042)	(81)	(804)
Unrealized gain (loss) on financial instruments	(113)	(71,053)	75,109
Special charge	-	(16,265)	(638,373)
Transaction-related expenses	(1,001)	(2,780)	(4,164)
Loss (gain) on disposal of aircraft	794	7,248	(5,309)
Income (loss) before income taxes	647,391	496,742	(472,758)

Add back (subtract):
Interest income	(723)	(1,076)	(4,296)
Interest expense	107,492	114,635	120,330
Capitalized interest	(8,316)	(925)	(2,274)
Loss on early extinguishment of debt	6,042	81	804
Unrealized loss (gain) on financial instruments	113	71,053	(75,109)
Other (income) expense, net	(40,705)	(185,742)	(27,668)
Operating Income (Loss)	$711,294	$494,768	$(460,971)

The following table disaggregates our Airline Operations segment revenue by customer and service type:

	For the Year Ended
	2021			2020			2019
	Cargo	Passenger	Total	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$3,441,881	$23,163	$3,465,044	$2,538,230	$17,802	$2,556,032	$1,824,440	$54,060	$1,878,500
AMC	139,909	283,648	423,557	217,522	292,845	510,367	313,235	361,895	675,130
Airline Operations Revenue	$3,581,790	$306,811	$3,888,601	$2,755,752	$310,647	$3,066,399	$2,137,675	$415,955	$2,553,630

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the AMC, Polar and DHL (see Note 4 for further discussion regarding Polar).  No other customer accounted for more than 10.0% of our Total Operating Revenue.  Revenue from DHL was $672.3 million for 2021, $563.6 million for 2020 and $359.5 million for 2019.  We have not experienced any credit issues with these customers.

	2021	2020	2019
Depreciation and amortization expense:
Airline Operations	188,251	165,769	152,461
Dry Leasing	79,597	78,241	81,384
Unallocated	13,361	13,662	17,252
Total Depreciation and Amortization	$281,209	$257,672	$251,097

14. Labor and Legal Proceedings

Collective Bargaining Agreements

Pilots of Atlas and flight dispatchers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”).  We had a five-year collective bargaining agreement (“CBA”) with our Atlas pilots, which became amendable in September 2016, and a four-year CBA with the Southern Air, Inc (“Southern Air”) pilots, which became amendable in November 2016.  On November 17, 2021, the Southern Air pilots all transferred to Atlas with the issuance of a single operating certificate for Atlas by the U.S. Federal Aviation Administration.

We have achieved a new five-year CBA with our pilots. This long-term CBA was reached through a binding arbitration process, with the arbitrator’s decision being issued on September 10, 2021.  The new pay rates became effective as of September 1, 2021, and we are working closely together with the union’s new leadership on the implementation of other provisions of the CBA. Under this industry competitive agreement, all of our pilots will receive significantly higher pay, quality of life improvements and enhanced benefits. There are a few remaining open items from the arbitration decision that the parties are working together to resolve.

We also have a five-year CBA with our Atlas and Polar dispatchers, which was extended in April 2017 for an additional four years, making the CBA amendable in November 2021.  On September 15, 2021, the IBT, representing the flight dispatchers of Atlas and Polar, provided the Company with the requisite notice of its intent to commence negotiations for a new CBA pursuant to Section 6 of the Railway Labor Act.  The Company and the IBT commenced bargaining with good faith discussions and are making progress towards an amended CBA.

We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act and may incur additional administrative expenses associated with union representation of our employees.

Preliminary Injunction

In late November 2017, the DC District Court issued a preliminary injunction preventing the IBT from “authorizing, encouraging, permitting, calling, engaging in, or continuing” any illegal pilot slowdown activities that were intended to gain leverage in pilot contract negotiations with the Company and requiring the IBT to meet its obligations under the Railway Labor Act. The IBT appealed to the DC Court of Appeals, which affirmed the DC District Court’s ruling. On May 22, 2020, the IBT filed a motion to dismiss the Company’s action for a preliminary injunction, which has been fully briefed.  Now that the parties are in the process of completing the last phase of implementing the JCBA, the DC District Court stayed further proceedings in the preliminary injunction action (the preliminary injunction, however, remains in effect) and directed the parties to submit a joint status report by

February 22, 2022 to provide the DC District Court with an update on the progress towards a new JCBA. It is anticipated the action will be dismissed at such time.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000.  Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not properly presented to customs upon arrival and therefore were improperly brought into Brazil.  The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $3.6 million in aggregate based on December 31, 2021 exchange rates.

Old Polar has presented evidence that certain of the alleged missing goods were in fact never onboard the aircraft (due to a change in plans by the relevant shipper) and thus no customs duties should be due.  Further, in both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things.  In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities.  In the other case, there was an administrative decision in favor of the Brazil customs authorities and we are in the process of appealing this decision to the Brazil courts.  As required to defend such claims, we have made deposits pending resolution of these matters.  The balance was $3.2 million as of December 31, 2021 and $3.3 million as of December 31, 2020, and is included in Deferred costs and other assets.

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

15. Long-term Incentive Compensation Plans

In May 2019, our stockholders approved an amendment to our 2018 Incentive Plan (the “2018 Amended Plan”).  An aggregate of 1.4 million shares of common stock were reserved for issuance to participants under the 2018 Amended Plan.  The 2018 Amended Plan provides for the grant of long-term incentive awards to employees in various forms, including equity-based awards, time-vested cash awards and performance cash awards.  Examples of stock-based awards that may be granted under the 2018 Amended Plan include nonqualified options, incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares and performance units, dividend equivalents and other share-based awards.  No new awards have been made under predecessor plans since the adoption of the 2018 Amended Plan.

In June 2020, our stockholders approved an additional amendment to the 2018 Amended Plan, which provided that an aggregate of 2.4 million shares of common stock were reserved for issuance to participants under the 2018 Amended Plan.  The 2018 Amended Plan is administered by the compensation committee of our board of directors and as the administrator, the compensation committee, among other things, establishes the terms and conditions of awards granted under the 2018 Amended Plan.  Awards outstanding under the 2018 Amended Plan will continue to be governed by the terms of such plan and agreements under which they were granted.  The term of awards granted under the 2018 Amended Plan is limited to ten years, and no awards may be granted under the 2018 Amended Plan more than ten years after the effective date of such plan.

As of December 31, 2021, the 2018 Amended Plan had a total of 1.4 million shares of common stock available for future award grants to management and members of the board of directors.  Our compensation expense for all plans was $13.8 million in 2021, $21.4 million in 2020 and $24.1 million in 2019.  Income tax expense for share-based compensation was $0.8 million in 2021 and $7.4 million in 2020. Income tax benefits recognized for share-based compensation arrangements were $1.8 million in 2019.

Restricted Share Units and Time-based Cash Awards

Restricted stock units, which have been granted in units, and time-based cash awards generally vest and are expensed over one- or three- year periods.  As of December 31, 2021, a total of 4.6 million restricted stock units have been granted under the 2018 Amended Plan and predecessor plans.  All shares were valued at their fair market value, which is the closing price of the Company's stock on the date of grant.  Unrecognized stock compensation cost as of December 31, 2021 is $7.7 million and will be recognized over the remaining weighted average life of 1.6 years.

In 2021, 2020 and 2019, we granted time-based cash awards to employees and recognized compensation expense totaling $5.8 million in 2021, $3.9 million in 2020 and $4.1 million in 2019. For the time-based cash awards, we had accruals of $4.9 million as of December 31, 2021 and $5.7 million as of December 31, 2020 in Accrued liabilities.

A summary of our restricted stock units as of December 31, 2021 and changes during the year then ended are presented below:

		Weighted-Average
Restricted Share Unit Awards	Number of Shares	Grant-Date Fair Value
Unvested as of December 31, 2020	480,764	$39.73
Granted	124,764	61.89
Vested	(231,741)	44.59
Forfeited	(10,538)	55.03
Unvested as of December 31, 2021	363,249	$43.79

The total fair value of shares vested on various vesting dates was $10.3 million in 2021, $15.7 million in 2020 and $13.1 million in 2019.  Weighted average grant date fair value per share was $39.73 in 2020 and $52.31 in 2019.

Performance Share Units and Performance-based Cash Awards

Performance share unit awards and performance-based cash awards are expensed over three years, which generally is the requisite performance period. Awards generally vest if (1) we achieve certain specified performance levels as compared to predetermined performance thresholds during a three-year period starting on January 1 of the grant year and ending on December 31 three years later, and (2) except in the event of death, disability, or an involuntary termination without cause, the employee remains employed by us through the determination date, which can be no later than four months following the end of the Performance Period. Payment with respect to a performance share unit award or performance-based cash award may be prorated in connection with certain employee terminations.  Performance share unit and performance-based cash awards include a relative total shareholder return (“TSR”) modifier which may impact the number of shares or cash earned at the end of the performance period.  For these awards, the number of shares or cash earned based on the achievement of the predefined performance criteria will be reduced or increased if the Company's TSR over the performance period relative to a predefined comparator group of companies falls within defined ranges.  The fair value of performance share units that include the TSR modifier is determined using a Monte Carlo valuation model on the date of grant, which requires inputs such as our common stock price, estimated common stock price volatility, and risk-free interest rate, among others.

The estimated compensation expense recognized for performance share unit and performance-based cash awards is net of estimated forfeitures.  We assess the performance levels quarterly and record any change to compensation cost.  We assess the TSR component for performance-based cash awards each quarter and record any change to compensation cost.

As of December 31, 2021, a total of 2.3 million performance share units have been granted.  Unrecognized compensation cost as of December 31, 2021 is $2.8 million and will be recognized over the remaining weighted average life of 1.0 year.  For the performance-based cash awards, we had accruals of $39.7 million as of December 31, 2021 and $25.8 million as of December 31, 2020.  We recognized compensation expense associated with the performance-based cash awards totaling $21.5 million in 2021, $18.9 million in 2020 and $7.6 million in 2019.

A summary of our performance share units as of December 31, 2021 and changes during the year then ended are presented below:

		Weighted-Average
Performance Share Unit Awards	Number of Shares	Grant-Date Fair Value
Unvested as of December 31, 2020	301,354	$79.20
Adjustments	61,485	-
Vested	(130,725)	69.10
Forfeited	(2,576)	119.12
Unvested as of December 31, 2021	229,538	$81.79

The total fair value of shares vested on various vesting dates was $9.0 million in 2021, $7.8 million in 2020 and $6.9 million in 2019.  Weighted average grant date fair value per share was $53.62 in 2020 and $56.17 in 2019.

16. Profit Sharing, Incentive and Retirement Plans

Profit Sharing and Incentive Plans

We have an annual incentive compensation program for management employees.  The program provides for payments to eligible employees based upon our financial performance, service performance and attainment of individual performance goals, among other things.  In addition, our profit sharing plan allows IBT-represented Atlas crewmembers to receive payments from the plan based upon Atlas’ financial performance.  The profit sharing plan is subject to a minimum financial performance threshold.  For both plans, we had accruals of $87.0 million as of December 31, 2021 and $58.3 million as of December 31, 2020.  We recognized compensation expense associated with both plans totaling $85.2 million in 2021, $54.9 million in 2020 and $28.5 million in 2019.

401(k) and 401(m) Plans

Participants in our retirement plan may contribute a portion of their annual compensation to a 401(k) plan on a pretax basis, subject to aggregate limits under the Code.  In addition to 401(k) contributions, participants may contribute a portion of their eligible compensation to a 401(m) plan on an after-tax basis.  On behalf of participants in the plan who make elective compensation deferrals, we provide a matching contribution subject to certain limitations.  Employee contributions in the plan are vested at all times and our matching contributions are subject to a three-year cliff vesting provision, except for employees who are represented by a collective bargaining agreement and are subject to a three-year graded vesting provision.  We recognized compensation expense associated with the plan matching contributions totaling $23.5 million in 2021, $18.9 million in 2020 and $15.9 million in 2019.

17. Stock Repurchases

We record the repurchase of our shares of common stock at cost based on the settlement date of the transaction.  These shares are classified as treasury stock, which is a reduction to stockholders’ equity.  Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

Between 2013 to 2015, we repurchased 3,307,911 shares of our common stock for approximately $126.0 million.  In connection with our participation in the Payroll Support Program, we agreed not to repurchase shares in the open market of, or make dividend payments with respect to, our common stock through September 30, 2021.

In February 2022, our board of directors approved the establishment of a new stock repurchase program authorizing the repurchase of up to a total of $200.0 million of our common stock.  Purchases may be made at our discretion in the form of accelerated share repurchase programs, open market repurchase programs, privately negotiated transactions or a combination of these methods.

In addition, we withheld 131,922 and 182,270 treasury shares of common stock from management in 2021 and 2020, respectively, in connection with the vesting of equity awards to pay the statutory tax withholdings of employees, at an average price of $57.39 per share in 2021 and $22.04 per share in 2020.

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

The calculations of basic and diluted EPS were as follows:

	For the Years Ended December 31,
Numerator:	2021	2020	2019
Net Income	$493,317	$360,286	$(293,113)
Plus: Unrealized loss on financial instruments, net of tax	112	-	-
Diluted net income	$493,429	$360,286	$(293,113)

Denominator:
Basic EPS weighted average shares outstanding	28,910	26,408	25,828
Effect of dilutive warrants	621	133	-
Effect of dilutive convertible notes	782	-	-
Effect of dilutive restricted stock	230	149	-
Diluted EPS weighted average shares outstanding	30,543	26,690	25,828

Earnings per share:
Basic	$17.06	$13.64	$(11.35)
Diluted	$16.16	$13.50	$(11.35)

Antidilutive shares related to warrants issued in connection with our Convertible Notes or to customers that were out of the money and excluded were zero for 2021, 12.1 million in 2020 and 15.3 million in 2019.  Diluted shares reflect the potential dilution that could occur from warrants and restricted shares using the treasury stock method.  The calculation of EPS does not include restricted share units and warrants issued to a customer in which performance or market conditions were not satisfied of 9.7 million in 2021, 10.3 million in 2020 and 10.6 million in 2019.

19. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2019	$(2,827)	$9	$(2,818)
Reclassification to interest expense	1,178	-	1,178
Tax effect	(264)	-	(264)
Balance as of December 31, 2020	$(1,913)	$9	$(1,904)

Balance as of December 31, 2020	$(1,913)	$9	$(1,904)
Reclassification to interest expense	920	-	920
Reclassification to loss on early extinguishment of debt	$890		890
Tax effect	(417)	-	(417)
Balance as of December 31, 2021	$(520)	$9	$(511)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“Principal Executive Officer”) and our Executive Vice President and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f).  Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting is effective. Our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2022 Annual Meeting of Stockholders.  Information regarding the identification of our executive officers is included in Part I of this annual report.  We have adopted a code of conduct that applies to all of our employees, along with a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, Treasurer and members of the board of directors (the “Code of Ethics”).  The Code of Ethics is monitored by our Audit Committee, and includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties.  A copy of the Code of Ethics is available on our website at www.atlasairworldwide.com.

ITEM 11. EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2022 Annual Meeting of Stockholders.

The following table summarizes the securities authorized for issuance under our equity compensation plans at December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	592,787	$-	(1)	1,680,659
Total	592,787	-		1,680,659

(1)	Includes 592,787 of restricted and performance shares and units, which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019

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

2021 EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Certificate of Incorporation of the Company.

3.1.1(21)	Atlas Air Worldwide Holdings, Inc. Certificate of Amendment of Certificate of Incorporation.

3.2(6)	Atlas Air Worldwide Holdings, Inc. By-Laws, Amended and Restated as of September 19, 2014 and as Further Amended as of December 12, 2016.

4.1(7)

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

4.2(8)

Indenture, dated as of May 1, 2012, by and among Helios Leasing I LLC, Apple Bank for Savings, Wilmington Trust Company, not in its individual capacity but solely as Indenture Trustee, Wells Fargo Bank Northwest, National Association, and Export-Import Bank of the United States.

4.3(8)	Secured Fixed Rate Global Note, dated June 19, 2012.

4.4(8)	Secured Fixed Rate Global Note, dated July 31, 2012.

4.5(9)	Secured Fixed Rate Global Note, dated October 10, 2012.

4.6(9)	Secured Fixed Rate Global Note dated, December 12, 2012.

4.7(10)	Secured Fixed Rate Global Note, dated May 28, 2013.

4.8(11)	Secured Fixed Rate Global Note, dated January 30, 2014.

4.9.1(12)	Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.9.2(12)	First Supplemental Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.9.3(12)	2.25% Convertible Senior Note due 2022.

4.10.1(12)	Senior Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.10.2(15)	Second Supplemental Indenture, dated May 23, 2017, between the Company and Wilmington Trust, National Association, as Trustee.

4.10.3(15)	1.875% Convertible Senior Note due 2024.

4.11(25)	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.

10.1(20)	Letter Agreement, dated as of June 28, 2019, by and among the Company, Atlas Air, Inc. and William J. Flynn.

10.2(20)	Employment Agreement, dated as of July 1, 2019, by and between Atlas Air, Inc. and John W. Dietrich.

10.3(26)	Letter Agreement, dated as of January 1, 2020, between James A. Forbes and Atlas Air, Inc.

10.4(14)	Atlas Air Worldwide Holdings, Inc. 2018 Incentive Plan.

10.4.1	First Amendment to 2018 Incentive Plan.

10.5(19)	Atlas Air Worldwide Holdings, Inc. 2019 Long Term Cash Incentive Program.

10.5.1(27)	Amendment to the Atlas Air Worldwide Holdings, Inc. Long Term Cash Incentive Programs for 2018 and 2019.

Exhibit Number	Description

10.6(22)	Atlas Air Worldwide Holdings, Inc. 2020 Long Term Cash Incentive Program.

10.7(27)	Atlas Air Worldwide Holdings, Inc. 2021 Long Term Cash Incentive Program.

10.8	Atlas Air Worldwide Holdings, Inc. 2022 Long Term Cash Incentive Program.

10.9(27)	Atlas Air Worldwide Holdings, Inc. Long Term Cash Incentive Plan (OTP).

10.10(27)	Atlas Air Worldwide Holdings, Inc. Strategic Bonus Plan for Senior Executives (EVP and above).

10.11(17)	Form of Performance Share Unit Agreement between Atlas Air Worldwide Holdings, Inc. and William J. Flynn.

10.12	Form of Performance Share Unit Agreement.

10.13.1(22)	Form of Restricted Stock Unit Agreement.

10.13.2(17)	Form of Restricted Stock Unit Agreement between Atlas Air Worldwide Holdings, Inc. and Non-Employee Members of the Board.

10.14(20)	Atlas Air Worldwide Holdings, Inc. Benefits Program for Senior Executives (As Amended and Restated, Effective as of July 1, 2019).

10.15(24)	Board of Directors Compensation Program, as described under the caption “Compensation of Nonemployee Directors.”

10.16(4)	Atlas Air, Inc. Profit Sharing Plan.

10.16.1(5)	Amendment, dated as of December 31, 2008, to Atlas Air, Inc. Profit Sharing Plan.

10.17(2)	Form of Directors and Officers Indemnification Agreement.

10.18(28)	Atlas Air, Inc. 401(k) Restoration and Voluntary Deferral Plan (as amended and restated effective as of June 23, 2021).

10.19(3)	Agreement, dated October 1, 2018, among USTRANSCOM and the Company, among others.

10.20.1(12)	Underwriting Agreement, dated May 28, 2015, between the Company and Morgan Stanley Co. LLC and BNP Paribas Securities Corp., as Managers pf the Several Underwriters.

10.20.2(12)	Base convertible hedge transaction confirmation, dated as of May 28, 2015, between Morgan Stanley & Col. International plc and the Company.

10.20.3(12)	Base warrant transaction confirmation, dated as of May 28, 2015, between Morgan Stanley & Co. International plc and the Company.

10.20.4(12)	Additional convertible note hedge transaction confirmation, dated as of June 1, 2015, between Morgan Stanley & Co. International plc and the Company.

10.20.5(12)	Additional warrant transaction confirmation, dated as of June 1, 2015, between Morgan Stanley & Co. International plc and the Company.

10.20.6(12)	Base convertible note hedge transaction confirmation, dated as of May 28, 2015, between BNP Paribas and the Company.

10.20.7(12)	Base warrant transaction confirmation, dated as of May 28, 2015, between BNP Paribas and the Company.

10.20.8(12)	Additional convertible note hedge transaction confirmation, dated as of June 1, 2015, between BNP Paribas and the Company.

10.20.9(12)	Additional warrant transaction confirmation, dated as of June 1, 2015, between BNP Paribas and the Company.

10.21.1(7)	Underwriting Agreement, dated May 17, 2017, between the Company and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp. and Citigroup Global Markets Inc., as Managers of the several Underwriters.

Exhibit Number	Description
10.21.2(15)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between Morgan Stanley & Co. International plc and the Company.

10.21.3(16)	Base warrant transaction confirmation, dated as of May 17, 2017, between Morgan Stanley & Co. International plc and the Company.

10.21.4(16)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.21.5(16)	Additional warrant transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.21.6(16)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between Citibank, N.A. and the Company.

10.21.7(16)	Base warrant transaction confirmation, dated as of May 17, 2017, between Citibank, N.A. and the Company.

10.21.8(16)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.21.9(16)	Additional warrant transaction confirmation, dated as of May 18, 2017, between Citibank N.A. and the Company.

10.21.10(16)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between BNP Paribas and the Company.

10.21.11(16)	Base warrant transaction confirmation, dated as of May 17, 2017, between BNP Paribas and the Company.

10.21.12(16)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between BNP Paribas and the Company.

10.21.13(16)	Additional warrant transaction confirmation, dated as of May 18, 2017, between BNP Paribas and the Company.

10.22.1(13)	Investment Agreement, dated as of May 4, 2016, by and between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.22.2(19)	Investment Agreement, dated as of March 27, 2019, between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.22.3(19)	Amended and Restated Stockholders Agreement, dated as of March 27, 2019, by and between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.22.4(13)	Warrant to Purchase 7,500,000 shares of Common Stock of Atlas Air Worldwide Holdings, Inc., issued May 4, 2016.

10.22.5(13)	Warrant to Purchase 3,750,000 shares of Common Stock of Atlas Air Worldwide Holdings, Inc., issued May 4, 2016.

Exhibit Number	Description
10.22.6(19)	Warrant to Purchase 6,632,576 shares of Common Stock of Atlas Air Worldwide Holdings, Inc. issued March 27, 2019.

10.23.1(23)	Warrant Agreement, dated as of May 20, 2020, between Atlas Air Worldwide Holdings, Inc. and the United States Department of the Treasury.

10.23.2(23)	Form of Warrant Agreement (incorporated by reference to Annex B to Exhibit 10.25.1).

10.23.3(23)	Payroll Support Program Agreement, dated as of May 29, 2020, between Atlas Air, Inc. and the United States Department of the Treasury.

10.23.4(23)	Promissory Note, dated as of May 29, 2020, issued by Atlas Air Worldwide Holdings, Inc. in the name of the United States Department of Treasury.

10.24(27)

Purchase Agreement Number AH5-PA-05094, dated as of January 7, 2021, between The Boeing Company and Atlas Air Worldwide Holdings, Inc. (Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed with the Securities and Exchange Commission).

10.25

Purchase Agreement Number AH5-PA-05168, dated as of December 27, 2021, between The Boeing Company and Atlas Air Worldwide Holdings, Inc. (Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed with the Securities and Exchange Commission).

14.1(18)	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board of Directors.

21.1	Subsidiaries’ List

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104

Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*

Attached as Exhibit 101 to this report are the following, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 16, 2001.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 14, 2005.
(3)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
(4)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(5)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(6)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated December 12, 2016.
(7)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(8)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(9)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(10)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(11)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(12)	Incorporated by reference to exhibits in the Company’s Current Report on Form 8-K dated June 3, 2015.
(13)	Incorporated by reference to exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(14)	Incorporated by reference to exhibit B in the Company’s definitive Proxy Statement dated April 18, 2018.
(15)	Incorporated by reference to exhibits in the Company’s Current Report on Form 8-K dated May 23, 2017.
(16)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement dated April 18, 2017.
(17)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
(18)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(19)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
(20)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
(21)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(22)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(23)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(24)	Incorporated by reference to the Company’s Proxy Statement dated April 16, 2021.

(25)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(26)	Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(27)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
(28)	Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2022.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)
By:	/s/ John W. Dietrich
John W. Dietrich
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 17, 2022 on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

*/s/ Duncan J. McNabb	Chairman of the Board
Duncan J. McNabb

/s/ John W. Dietrich	President, Chief Executive Officer and Director
John W. Dietrich	(Principal Executive Officer)

/s/ Spencer Schwartz	Executive Vice President and Chief Financial Officer
Spencer Schwartz	(Principal Financial Officer)

/s/ Keith H. Mayer	Senior Vice President, Chief Accounting Officer
Keith H. Mayer	and Corporate Controller
(Principal Accounting Officer)

* Timothy J. Bernlohr	Director
Timothy J. Bernlohr

* Charles F. Bolden, Jr.	Director
Charles F. Bolden, Jr.

* Beverly K. Goulet	Director
Beverly K. Goulet
* Bobby J. Griffin	Director
Bobby J. Griffin

* Carol B. Hallett	Director
Carol B. Hallett

* Sheila A. Stamps	Director
Sheila A. Stamps

* John K. Wulff	Director
John K. Wulff

* Carol J. Zierhoffer	Director

Carol J. Zierhoffer

*By:	/s/ John W. Dietrich
John W. Dietrich, as Attorney-in-fact for each of the persons indicated